Form 10-Q
period 1995-06-30
MIDAMERICAN ENERGY CO
filed 1995-08-14
CIK 928576

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended                 June 30, 1995
                              -------------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from________________________to_______________________

Commission file number   1-11505
                       --------------------------------------------------------

                           MIDAMERICAN ENERGY COMPANY
_______________________________________________________________________________
             (Exact name of registrant as specified in its charter)

                  IOWA                                 42-1425214
      -----------------------------            --------------------------
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                Identification No.)

666 Grand Ave., P.O. Box 9244, Des Moines, Iowa        50306-9244
-----------------------------------------------    -------------------
(Address of principal executive offices)               (Zip-Code)

Registrant's telephone number, including area code    515-242-4300
                                                   -------------------


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                       Yes   X*             No
                                           -----              ------

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

    Common Stock, without par value                     100,751,877
    --------------------------------       ------------------------------------
                 (class)                       (outstanding at July 1, 1995)

* MidAmerican Energy Company ("MidAmerican") is the successor by merger of Midwest Resources Inc. ("Midwest Resources"), Midwest Power Systems Inc. ("Midwest Power") and Iowa-Illinois Gas and Electric Company ("Iowa-Illinois") with and into MidAmerican. The effective date of the merger was July 1, 1995, and prior to such effective date, MidAmerican had no assets or operations. Prior to such effective date, each of Iowa-Illinois, Midwest Resources and Midwest Power was subject to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), and accordingly filed in a timely manner all reports required to be filed pursuant to Sections 13 or 15(d) of the Exchange Act during the preceding
   12 months.

                           MIDAMERICAN ENERGY COMPANY

                                      INDEX


                                                                   Page Number
                                                                   -----------
PART I.   FINANCIAL INFORMATION:

          Consolidated Statements of Income for the Three
          and Six Months Ended June 30, 1995 and 1994                    3

          Consolidated Balance Sheets as of June 30, 1995
          and 1994 and December 31, 1994                                 4

          Consolidated Statements of Cash Flows for the Three
          and Six Months Ended June 30, 1995 and 1994                    5

          Notes to Consolidated Financial Statements                     6

          Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           10


PART II.  OTHER INFORMATION                                             19

                           MIDAMERICAN ENERGY COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                         THREE MONTHS                    SIX MONTHS
                                                         ENDED JUNE 30                  ENDED JUNE 30
                                                   ------------------------      -----------------------
                                                      1995           1994           1995          1994
                                                   ---------      ---------      ----------    ----------
OPERATING REVENUES
Electric                                           $ 263,132      $ 250,731       $ 509,363     $ 496,614
Gas                                                   75,475         75,995         247,827       302,483
                                                   ---------      ---------       ---------     ---------
     Total                                           338,607        326,726         757,190       799,097
                                                   ---------      ---------       ---------     ---------
OPERATING EXPENSES
Cost of fuel, energy and capacity                     58,018         49,947         112,068       106,255
Cost of gas sold                                      42,360         46,307         150,931       208,383
Other operations                                      94,685         90,183         184,755       174,818
Maintenance                                           21,904         25,018          43,196        48,409
Depreciation and amortization                         39,290         38,507          78,209        76,738
Income taxes                                          12,317         13,107          34,714        37,326
Property and other taxes                              25,253         22,506          52,236        45,733
                                                   ---------      ---------       ---------     ---------
 Total                                               293,827        285,575         656,109       697,662
                                                   ---------      ---------       ---------     ---------

OPERATING INCOME                                      44,780         41,151         101,081       101,435
                                                   ---------      ---------       ---------     ---------

OTHER INCOME
Subsidiaries
  Revenues                                            32,812         40,654          75,427        96,853
  Other income                                        14,489          8,672          21,569        21,446
  Expenses, including interest and
    provision for income taxes                       (42,507)       (46,641)        (91,157)     (110,489)
                                                   ---------      ---------       ---------     ---------
    Net income                                         4,794          2,685           5,839         7,810
Miscellaneous                                            354           (299)             67           286
                                                   ---------      ---------       ---------     ---------
     Total                                             5,148          2,386           5,906         8,096
                                                   ---------      ---------       ---------     ---------

INCOME BEFORE UTILITY INTEREST CHARGES                49,928         43,537         106,987       109,531
                                                   ---------      ---------       ---------     ---------

UTILITY INTEREST CHARGES
Interest on long-term debt                            20,705         18,226          40,111        36,361
Other interest charges                                 3,909          1,495           5,213         2,604
Allowance for borrowed funds                          (1,360)          (931)         (2,588)       (1,649)
                                                   ---------      ---------       ---------     ---------
     Total                                            23,254         18,790          42,736        37,316
                                                   ---------      ---------       ---------     ---------

INCOME FROM CONTINUING OPERATIONS                     26,674         24,747          64,251        72,215
                                                   ---------      ---------       ---------     ---------

INCOME (LOSS) FROM DISCONTINUED
OPERATIONS (net of income taxes)                         516           (603)           516         (1,362)
                                                   ---------      ---------       ---------     ---------

NET INCOME                                            27,190         24,144          64,767        70,853

PREFERRED AND PREFERENCE DIVIDENDS                     2,282          2,573           4,563         5,146
                                                   ---------      ---------       ---------     ---------

EARNINGS ON COMMON STOCK                           $  24,908      $  21,571       $  60,204     $  65,707
                                                   ---------      ---------       ---------     ---------
                                                   ---------      ---------       ---------     ---------

AVERAGE COMMON SHARES OUTSTANDING                    100,377         98,219         100,101        98,031
                                                   ---------      ---------       ---------     ---------
                                                   ---------      ---------       ---------     ---------

EARNINGS PER COMMON SHARE
Continuing operations                              $    0.24      $    0.23       $    0.59     $    0.68
Discontinued operations                                 0.01          (0.01)           0.01         (0.01)
                                                   ---------      ---------       ---------     ---------
Earnings per average common share                  $    0.25      $    0.22       $    0.60     $    0.67
                                                   ---------      ---------       ---------     ---------
                                                   ---------      ---------       ---------     ---------

DIVIDENDS DECLARED PER SHARE                       $    0.29      $    0.29       $    0.58     $    0.58
                                                   ---------      ---------       ---------     ---------
                                                   ---------      ---------       ---------     ---------



The accompanying notes are an integral part of these statements.

                           MIDAMERICAN ENERGY COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                   AS OF
                                                               -------------------------------------------
                                                                          JUNE 30             DECEMBER 31
                                                               ---------------------------   -------------
                                                                   1995           1994            1994
                                                               -----------     -----------   -------------
                                                                        (Unaudited)
ASSETS

Utility Plant
Electric                                                        $ 3,842,667    $ 3,726,419    $ 3,765,004
Gas                                                                 680,463        641,487        663,792
                                                                -----------    -----------    -----------
Gross plant                                                       4,523,130      4,367,906      4,428,796
Less accumulated depreciation and amortization                    1,955,601      1,850,693      1,885,870
                                                                -----------    -----------    -----------
Utility plant, net                                                2,567,529      2,517,213      2,542,926
Construction work in progress                                        75,650         84,185        101,252
                                                                -----------    -----------    -----------
  Total                                                           2,643,179      2,601,398      2,644,178
                                                                -----------    -----------    -----------
POWER PURCHASE CONTRACT                                             222,163        244,749        221,998
                                                                -----------    -----------    -----------

INVESTMENT IN DISCONTINUED OPERATIONS                                     -         21,974         15,249
                                                                -----------    -----------    -----------

CURRENT ASSETS
Cash and cash equivalents                                            35,705         26,667         33,778
Receivables, less reserves of $2,404, $4,193
  and $2,099, respectively                                          153,477        164,219        204,554
Inventories                                                          95,181         84,112         92,248
Other                                                                24,270         24,264         27,383
                                                                -----------    -----------    -----------
  Total                                                             308,633        299,262        357,963
                                                                -----------    -----------    -----------

INVESTMENTS                                                         790,408        788,382        752,428
                                                                -----------    -----------    -----------

OTHER ASSETS                                                        409,176        374,774        423,958
                                                                -----------    -----------    -----------

  TOTAL ASSETS                                                  $ 4,373,559    $ 4,330,539    $ 4,415,774
                                                                -----------    -----------    -----------
                                                                -----------    -----------    -----------

CAPITALIZATION AND LIABILITIES

CAPITALIZATION
Common shareholders' equity                                     $ 1,223,826    $ 1,199,594    $ 1,204,112
Nonredeemable preferred shares                                       89,955        109,810         89,955
Redeemable preference shares                                         50,000         50,000         50,000
Long-term debt (excluding current portion)                        1,398,539      1,373,845      1,398,255
                                                                -----------    -----------    -----------
    Total                                                         2,762,320      2,733,249      2,742,322
                                                                -----------    -----------    -----------
CURRENT LIABILITIES
Notes payable                                                       102,300        116,672        124,500
Current portion oflong-term debt and
  power purchased contract                                           84,608         78,563         84,952
Accounts payable                                                     78,213         81,559        110,175
Taxes accrued                                                        98,274        122,880         91,653
Interest accrued                                                     30,925         30,865         30,659
Other                                                                51,638         47,801         54,473
                                                                -----------    -----------    -----------
  Total                                                             445,958        478,340        496,412
                                                                -----------    -----------    -----------
OTHER LIABILITIES
Power purchase contract                                             125,729        140,655        125,729
Deferred income taxes                                               725,305        673,477        725,665
Investment tax credit                                                98,272        104,114        100,871
Other                                                               215,975        200,704        224,775
                                                                -----------    -----------    -----------
  Total                                                           1,165,281      1,118,950      1,177,040
                                                                -----------    -----------    -----------
  TOTAL CAPITALIZATION AND LIABILITIES                          $ 4,373,559    $ 4,330,539    $ 4,415,774
                                                                -----------    -----------    -----------
                                                                -----------    -----------    -----------


The accompanying notes are an integral part of these statements.

                           MIDAMERICAN ENERGY COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                    THREE MONTHS           SIX MONTHS
                                                                    ENDED JUNE 30         ENDED JUNE 30
                                                              ---------------------   -----------------------
                                                                 1995        1994        1995         1994
                                                              ---------   ---------   ----------   ----------
NET CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                    $  27,190   $  24,144   $  64,767    $  70,853
Adjustments to reconcile net income to net cash provided:
  Depreciation, depletion and amortization                       45,647      44,578      91,064       88,659
  Amortization of Cooper Nuclear Station capital
    improvement advances                                          2,493       2,755       4,987        5,510
  Amortization of Quad-Cities Nuclear Power Station fuel          1,552       1,438       3,654        3,651
  Net increase in deferred income taxes and investment
    tax credit                                                    9,610       3,541         615        1,038
  Non-cash change in deferred assets                              3,670       1,735       7,590        3,474
  Loss (earnings) from equity method investments                     33        (856)        318       (3,409)
  Capitalized cost of real estate sold                              170       1,126         635        1,935
  Loss (income) from discontinued operations                       (516)        603        (516)       1,362
  Gain on sale of assets and long-term investments               (8,892)     (1,736)     (9,712)      (2,264)
  Cash flows resulting from changes in working capital,
    net of effects from discontinued operations                 (23,035)    (15,075)     23,347       38,366
Other                                                            (3,949)        (69)      5,418       11,683
                                                              ---------   ---------   ---------    ---------
  Net cash provided                                              53,973      62,184     192,167      220,858
                                                              ---------   ---------   ---------    ---------

NET CASH FLOWS FROM INVESTING ACTIVITIES
Utility construction expenditures                               (39,177)    (49,391)    (79,789)     (81,480)
Cooper Nuclear Station capital improvement advances              (2,932)     (1,767)     (5,729)      (3,519)
Deferred energy efficiency expenditures                          (5,473)     (6,006)    (10,862)     (11,098)
Quad-Cities Nuclear Power Station fuel expenditures                 (15)     (3,090)        (15)      (6,292)
Quad-Cities Nuclear Power Station decommissioning trust fund     (2,159)     (2,286)     (4,360)      (4,472)
Nonregulated capital expenditures                               (23,214)    (20,965)    (35,783)     (37,195)
Purchase of assets and long-term investments                    (41,707)    (23,108)    (55,344)     (64,980)
Proceeds from sale of assets and long-term investments           22,468      22,571      60,671       58,766
Other investing activities, net                                   1,274         932      11,036        3,921
                                                              ---------   ---------   ---------    ---------
  Net cash used                                                 (90,935)    (83,110)   (120,175)    (146,349)
                                                              ---------   ---------   ---------    ---------

NET CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid                                                  (31,544)    (31,208)    (62,943)     (62,368)
Long-term debt proceeds, net of issuance cost                     9,500       6,500      49,054       34,958
Retirement of long-term debt, net of reacquisition cost            (445)       (675)    (49,063)      (1,020)
Issuance of common shares                                         7,454       8,686      15,087       12,662
Net increase (decrease) in notes payable                         32,700      41,720     (22,200)     (56,363)
                                                              ---------   ---------   ---------    ---------
  Net cash provided (used)                                       17,665      25,023     (70,065)     (72,131)
                                                              ---------   ---------   ---------    ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            (19,297)      4,097       1,927        2,378
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 55,002      22,570      33,778       24,289
                                                              ---------   ---------   ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $  35,705   $  26,667   $  35,705    $  26,667
                                                              ---------   ---------   ---------    ---------
                                                              ---------   ---------   ---------    ---------

ADDITIONAL CASH FLOW INFORMATION:
  Interest paid, net of amounts capitalized                   $  22,741  $  14,359    $  55,911    $  50,971
                                                              ---------   ---------   ---------    ---------
                                                              ---------   ---------   ---------    ---------
  Income taxes paid (benefits received)                       $  32,805   $ 20,473    $  36,760    $  20,449
                                                              ---------   ---------   ---------    ---------
                                                              ---------   ---------   ---------    ---------


The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A) GENERAL:

   The consolidated financial statements included herein have been prepared by MidAmerican Energy Company (Company or MidAmerican), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, all adjustments have been made to present fairly the financial position, the results of operations and the changes in cash flows for the periods presented. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the supplemental financial statements and the notes thereto included in the Company's Form 8-K dated July 1, 1995.

   On July 1, 1995, Iowa-Illinois Gas and Electric Company (Iowa-Illinois or
IWG) and Midwest Resources Inc. (Resources or MWR) and Midwest Power Systems Inc. (MPS) merged with and into the Company. The merger was accounted for as a pooling of interests. MidAmerican is structured as a utility company with two wholly-owned non-regulated subsidiaries: InterCoast Energy Company (InterCoast) and Midwest Capital Group, Inc. (MCG)

   MidAmerican issued its own stock to the shareholders of MWR and IWG. MWR's common shareholders received one share of MidAmerican common stock for each MWR share held and IWG's common shareholders received 1.47 shares of MidAmerican common stock for each IWG share held. Effective with the merger, each share of MPS preferred stock and each share of IWG preference stock was each converted into one share of MidAmerican preferred stock.

   Utility operating revenues, income from continuing operations and net income for the three and six months ended June 30, 1995, and 1994, were as follows (millions):

                                 Iowa-Illinois           Resources            MidAmerican
                                 -------------           ---------            -----------
                                 1995      1994        1995      1994         1995      1994
                               --------  --------    --------  --------    ---------  --------
Three months ended
  Utility operating revenues    $ 117.9  $ 114.4     $ 220.7*  $ 212.3*    $  338.6   $  326.7
  Income from continuing
     operations                    13.6     14.2        13.1      10.5         26.7       24.7
  Net income                       13.6     14.2        13.6       9.9         27.2       24.1

Six months ended
  Utility operating revenues   $  270.2  $  299.3    $ 487.0*  $ 499.8*    $  757.2   $  799.1
  Income from continuing
     operations                    27.1      31.3       37.2      40.9         64.3       72.2
  Net income                       27.1      31.3       37.7      39.6         64.8       70.9

* Resources operating revenues have been reclassified to reflect only utility revenues as operating revenues consistent with MidAmerican's presentation.


B) ENVIRONMENTAL MATTERS:

   The United States Environmental Protection Agency (EPA) and the Iowa Department of Natural Resources (IDNR) have determined that contaminated wastes remaining at certain decommissioned manufactured gas plant (MGP) facilities may pose a threat to the public health or the environment if such contaminants are in sufficient quantities and at such concentrations as to warrant remedial action.

   The Company is investigating 26 properties which were, at one time, sites of gas manufacturing plants in which it may be a potentially responsible party (PRP). The purpose of these investigations is to determine whether waste materials are present, whether such materials constitute an environmental or health risk, and whether the Company has any responsibility for remedial action. One site is located in Illinois, one site is located in South Dakota and the remaining sites are located in Iowa. With regard to the Illinois property, the Company has signed a working agreement with the Illinois Environmental Protection Agency to perform further investigation to determine whether waste materials are present and, if so, whether such
materials constitute an environmental or health risk.   With regard to the
South Dakota site, no agreement or consent order has been negotiated to perform any site investigations or remediation. With regard to the Iowa sites, the Company and other PRPs have entered into a Consent Decree with the EPA for remediation at one site, and the Company has entered into an Administrative Order to conduct a Remedial Investigation/Feasibility Study at a second site. The Company and IDNR have entered into Consent Orders to investigate and conduct response action at four additional sites. In addition, preliminary site investigations have been completed at seven sites and are in progress at five sites at which technical assistance for the sites has been requested from the IDNR. The outcome of the investigations and environmental agency directives and guidance will be important factors with respect to any removal or remedial action.

   The Company is continuing to evaluate several sites to determine the future liability, if any, for conducting site investigations or other site activity.

   The Company's present estimate of probable remediation costs for the sites discussed above is $23.2 million. This estimate has been recorded as a liability and a regulatory asset for future recovery through the regulatory process. The Illinois Commerce Commission has approved the use of a rider which permits recovery of the costs of litigation, investigation and remediation relating to former MGP sites. The Company's rates in Iowa provide for an annual recovery of MGP costs. The Company is pursuing recovery of the remediation costs from other PRPs and its insurance carriers.

   The estimate of probable remediation costs is established on a site specific basis. The costs are accumulated in a three-step process. First, a determination is made as to whether the Company has potential legal liability for the site and information exists to indicate that contaminated wastes remain at the site. If it does, the costs of performing a preliminary investigation are accrued. Once the investigation is completed and it is determined remedial action is required, the best estimate of remediation costs is accrued. If necessary, the estimate is revised when a consent order is issued.

   The estimated recorded liabilities for these properties are based upon preliminary data. The estimate could change materially based on facts and circumstances derived from site investigations, changes in required remedial action and changes in technology relating to remedial alternatives. In addition, insurance recoveries for some or all of the costs may be possible, but the liabilities recorded have not been reduced by any estimate of such recoveries.

   Although the timing of incurred costs, recoveries and the inclusion of provision for such costs in rates may affect the results of operations in individual periods, management believes that the outcome of these issues will not have a material adverse effect on the Company's financial position or results of operations.

C) DISCONTINUED OPERATIONS:

   All construction activities of the Company's construction subsidiaries were reflected as discontinued operations by the Company at September 30, 1994. A subsidiary that constructs generating facilities and essentially all of the assets of a subsidiary that constructs electrical distribution and transmission systems have been sold as of June 30, 1995.

   The Company still has in effect certain support agreements for the discontinued construction subsidiaries. MCG has guaranteed performance on an estimated $95 million joint venture turnkey engineering, procurement and construction contract for a cogeneration project, and the Company has provided a support agreement for MCG related to this project. Should the project not meet certain performance factors, the liquidated damages provisions of the contract could result in cash payments not exceeding 30% of the total contract price. MCG has been indemnified for any losses or claims related to active projects except for a portion of liquidated damages which may arise associated with certain matters relating to the joint venture discussed above. MCG has indemnified the purchasers of the construction subsidiaries for specified losses or claims related to completed projects or which occurred prior to the date of the sale to a maximum of $5 million on a combined basis. Management believes that the likelihood of a material adverse impact to the Company under the liquidated damage provisions of the construction contracts or material cash payments by the Company under the support agreements is remote.

   Net assets of the construction subsidiaries are separately presented on the Consolidated Balance Sheets as Investment in Discontinued Operations. Proceeds received from the disposition of the construction investments through June 30, 1995, were $4.1 million. Revenues from discontinued activities, as well as the results of operations and the estimated income
(loss) on the disposal of discontinued operations for the three and six months ended June 30 are as follows (in thousands):

                                       Three Months             Six Months
                                       Ended June 30          Ended June 30
                                    -------------------    -------------------
                                      1995       1994        1995       1994
                                    ---------  --------     --------   --------
OPERATING REVENUES                   $    -   $ 12,509      $ 6,269    $ 28,231
                                     ------   --------      -------    --------
                                     ------   --------      -------    --------
INCOME (LOSS) FROM DISCONTINUED
  OPERATIONS
  Income (loss) from discontinued
    operations before income
    taxes                            $  880   $   (890)     $   880    $ (2,052)

  Income tax benefit (expense)         (364)       287         (364)        690
                                     ------   --------      -------    --------
    Total                            $  516   $   (603)     $   516    $ (1,362)
                                     ------   --------      -------    --------
                                     ------   --------      -------    --------

D) SUBSIDIARY EXPENSE:

   Expenses of the subsidiaries include interest expense and income taxes for the three and six months ended June 30 as follows:

                                       Three Months             Six Months
                                       Ended June 30          Ended June 30
                                    -------------------    -------------------
                                      1995       1994        1995       1994
                                    ---------  --------    --------   --------
Interest Expense                     $ 8,077    $ 7,756    $ 15,868   $ 15,313
Income Tax Expense (Benefit)         $   771    $  (851)   $ (1,358)  $   (665)


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   OVERVIEW

   MidAmerican Energy Company (the Company or MidAmerican) is a newly created, regulated public utility company, incorporated in the State of Iowa. On July 1, 1995, Iowa-Illinois Gas and Electric Company (IWG), Midwest Resources Inc. (MWR) and its utility subsidiary, Midwest Power Systems Inc.
(MPS), merged with and into the Company (the Merger). Pursuant to the Merger, each outstanding share of preferred and preference stock of the predecessor companies was converted into one share of MidAmerican preferred stock, no par value. Each outstanding share of common stock of MWR and IWG was converted into one and 1.47 shares, respectively, of MidAmerican common stock, no par value.

   Management anticipates the Merger will permit the Company to derive benefits from more efficient and economic utilization of the combined facilities and resources of its predecessors. Savings are estimated to be in excess of $500 million over the next 10 years. The Company is in the process of reorganizing and expects to reduce its work force by approximately 15% from the July 1994 work force levels of its predecessors. This will result in the reduction of approximately 650 full-time positions. As a result of attrition and a hiring freeze in place since the announcement of the Merger, the work force has been reduced by over 200 positions to date.
An incentive retirement program option effective October 1, 1995, has been accepted by an additional 220 employees. As of June 30, 1995, the Company's 1995 earnings have been reduced approximately four cents per average share for costs related to work force reduction. It is expected that the remaining merger-related restructuring costs will be recorded in 1995.

   The Company's utility operations (the Utility) consists of two principal business units: an electric business unit headquartered in Davenport, Iowa, and a natural gas business unit headquartered in Sioux City, Iowa. The Company's corporate headquarters, which includes various staff functions, is in Des Moines, Iowa. InterCoast Energy Company (InterCoast) and Midwest Capital Group, Inc. (Midwest Capital) are the nonregulated subsidiaries of the Company. InterCoast conducts various nonregulated activities of the Company, while Midwest Capital functions as a regional business development company in the utility service territory.

       The merger is being accounted for as a pooling-of-interests, and the Consolidated Financial Statements included in this Form 10-Q are presented as if the Merger was consummated as of the beginning of the earliest period presented. Portions of the following discussion provide information related to material changes in the Company's financial condition and results of operations between the periods presented, based on the combined historical information of the predecessor companies. It is not necessarily indicative of what would have occurred had the Merger actually been consummated at the beginning of the earliest period.

   Utility retail customers of the Company will continue to be served under the separate tariffs of MPS and IWG until such time as a merged tariff is approved by regulators.

    RESULTS OF OPERATIONS

    The following table provides a summary of the earnings contribution of the Company's operations for the three and six months ended periods.

                             Analysis of Net Income
                             ----------------------

                                       Three Months           Six Months
                                       Ended June 30        Ended June 30
                                    ------------------    ------------------
                                      1995      1994       1995       1994
                                    --------  --------    -------   --------
Earnings in Millions of Dollars
   Utility operations                $ 19.6    $ 19.5      $ 53.9     $ 59.3
   Nonregulated operations              4.8       2.7         5.8        7.8
   Income (loss) from
     discontinued operations            0.5      (0.6)        0.5       (1.4)
                                     ------    ------      ------     ------
   Consolidated earnings             $ 24.9    $ 21.6      $ 60.2     $ 65.7
                                     ------    ------      ------     ------
                                     ------    ------      ------     ------
Earnings Per Common Share
   Utility operations                $ 0.19    $ 0.20      $ 0.54     $ 0.60
   Nonregulated operations             0.05      0.03        0.05       0.08
   Income (loss) from
     discontinued operations           0.01     (0.01)       0.01      (0.01)
                                     ------    ------      ------     ------
   Consolidated Earnings             $ 0.25    $ 0.22      $ 0.60     $ 0.67
                                     ------    ------      ------     ------
                                     ------    ------      ------     ------

   Earnings for the 1995 second quarter and year-to-date periods were reduced four cents per average share due to expenses recorded for incentive retirement and other work force reduction programs. For the second quarter of 1995 compared to the second quarter of 1994, improved electric and gas gross margins offset the impact of the work force reduction costs. For the comparative year-to-date periods, the 1994 period includes approximately two cents per average share related to the capitalization of previously expensed energy efficiency costs.

OPERATING REVENUES

   ELECTRIC:

   Electric operating revenues increased $12.4 million for the second quarter of 1995 compared to the second quarter of 1994 and $12.7 million for the six months ended June 30, 1995, compared to the corresponding period in 1994 due to an increase in sales for resale and an increase in certain retail rates. The availability of Cooper Nuclear Station (Cooper, a nuclear facility from which the Company purchases 50% of the energy output) in 1995 increased the amount of energy available for sales for resale. Coal delivery uncertainties in 1994 also limited the Company's sales for resale activity in the 1994 period. A decrease in retail sales in the 1995 periods, in part due to milder weather than in the 1994 periods, partially offset the increases to revenues.

   In October 1994 and January 1995, the Company implemented rate increases for Iowa energy efficiency cost recovery filings which allow an increase in electric revenues of $31.7 million over a four-year period. In connection with an Iowa electric rate filing, the Company began collecting in January 1995 interim rates, subject to refund, representing an increase of $13.6 million in annual electric revenues. On July 10, 1995, the Iowa Utilities Board (IUB) approved a final rate increase in the proceeding, representing an increase of $20.3 million in annual electric revenues. The final rates will be effective in August. Also beginning in January 1995, rate riders included in Illinois customer billings for certain costs related to former manufactured gas plant sites and costs of nuclear decommissioning each decreased $0.5 million annually. The decrease in revenues from rate riders for manufactured gas plant site costs and nuclear decommissioning does not affect net income due to corresponding decreases in cost accruals. A majority of the increase in revenues due to energy efficiency filings also does not affect net income due to an increase in operating expenses as a result of the amortization of related deferred costs.

   Interim rates for the electric rate filing mentioned above include a component for the recovery of other postretirement employee benefit (OPEB) costs on an accrual basis, which is significantly greater than the pay-as-you-go basis previously used. At the time interim rates were implemented, the Company began amortizing the deferred portion of these costs and expensing the current accruals. As a result, net income was minimally affected by the increase in revenues from this component.

   GAS:

   Gas operating revenues were relatively unchanged for the second quarter of 1995 compared to the second quarter of 1994. An increase in sales and in rates had a positive impact on gas revenues while a decrease in the amount of purchased gas costs recovered through purchased gas adjustment clauses (PGAs) reduced revenues. Cooler temperatures during the 1995 second quarter contributed to the increase in sales. A lower cost of gas per unit was the cause of the decrease in revenues collected through the PGAs. Variations in revenues due to PGAs reflect corresponding changes in the cost of gas per unit sold and, thus, do not affect gross margin or net income.

   Gas operating revenues decreased $54.7 million for the six months ended June 30, 1995, compared to the first six months of 1994. Gas operating revenues in the first quarter of 1995 decreased significantly compared to the first quarter of 1994. A reduction in revenues collected through the PGAs, due to a lower cost of gas per unit, was the primary cause of the decrease in revenues. As mentioned above, fluctuations in revenues from PGAs do not affect gross margin or net income due to the corresponding changes in the cost of gas. Gas operating revenues were further reduced by a decrease in sales due to warmer temperatures in the Company's service territory during the first quarter of 1995.

   In January 1995, the Company implemented a rate increase resulting from an Iowa energy efficiency cost recovery filing which allows an increase in gas revenues of $6.7 million over a four-year period. In October 1994, the Company began collecting interim rates for an Iowa gas rate filing representing an increase of $8.2 million in annual gas revenues. An Order On Rehearing was issued by the IUB on June 30, 1995, which allows the Company a final rate increase of $10.6 million in annual gas revenues. The final rates were effective August 1, 1995. A portion of the increase in rates relates to the recovery of OPEB costs on an accrual basis, as discussed above. Increases in revenues due to OPEB and energy efficiency costs have a minimal impact on net income due to corresponding increases in operating expenses.

OPERATING EXPENSES

   Changes in the cost of electric fuel, energy and capacity (collectively, Energy Costs) reflect fluctuations in generation levels and mix, fuel cost and energy and capacity purchases. Energy Costs for the second quarter and first six months of 1995 increased compared to the comparable periods in 1994 due primarily to the increase in sales for resale. The increase in total Energy Costs as a result of greater sales of electricity was partially offset by a decrease in the average Energy Cost per unit. Part of the decrease in the average Energy Cost per unit was due to the availability of Cooper in 1995.

   Cost of gas sold for the 1995 second quarter and six months ended periods decreased compared to the corresponding 1994 periods due primarily to a decrease in the average cost of gas per unit sold. For the six months ended June 30, 1995, the reduction in gas sales also contributed to the decrease.

   Other operations and maintenance expenses increased for the second quarter
and first six months of 1995 compared to the 1994 periods.   During the
second quarter of 1995, the Company recorded approximately $6 million of expense related to an incentive retirement program. As discussed above, the 1995 periods include the amortization of deferred energy efficiency and OPEB costs, as well as OPEB expenses recorded on an accrual basis. In addition, expenses for the 1994 period were reduced by $3 million due to capitalizing previously expensed energy efficiency costs to comply with the IUB regulation of these costs. These increases were partially offset by a reduction in nuclear operating and maintenance costs. The timing of power plant maintenance also reduced maintenance expenses for the 1995 periods.

   Property and other taxes increased in the 1995 periods compared to the corresponding 1994 periods due mostly to changes in property assessment values.

OTHER INCOME

   Revenues and expenses for the Company's subsidiaries decreased for the three and six months ended June 30, 1995, compared to the corresponding periods in 1994 due to a decrease in the volume and margins on nonregulated sales of natural gas. Lower gas prices realized on natural gas production also contributed to the decrease.

   The primary cause of the increase in other income of the subsidiaries in the second quarter of 1995 compared to the second quarter of 1994 was a gain on the sale of a partnership interest in Tenaska Marketing Ventures, a gas marketing organization. Also contributing to the increase was a gain on the sale of MWR Telecom, a telecommunications venture. These two gains contributed $5.0 million to earnings.

   Other income of subsidiaries in the first six months of 1995 decreased compared to the first six months of 1994. The decrease was due primarily to gains on the disposition of special-purpose funds in 1994 which were not duplicated in 1995 and a $1.6 million aftertax gain on the sale of an investment in a leveraged lease in the first quarter 1994. The decrease from these items was partially offset by the second quarter gains discussed above.

UTILITY INTEREST CHARGES

   Increased interest on long-term debt in the 1995 periods compared to the 1994 periods was due primarily to the issuance of $60 million of 7.875% Series of mortgage bonds in November 1994. The increase in other interest expense for the quarter and six months ended June 30, 1995, compared to the corresponding 1994 periods, was due primarily to an interest payment to the Internal Revenue Service associated with amounts under appeal. An increase in short-term interest rates also contributed to the increase.

DISCONTINUED OPERATIONS

   In October 1994, the Company announced its intent to divest its construction subsidiaries. The sale of certain assets of one of the subsidiaries was completed in December 1994, and the sale of the other construction subsidiary was completed in March 1995. Settlement of a construction receivable in the second quarter of 1995 resulted in the $0.5 million income in the 1995 periods.

PREFERRED AND PREFERENCE DIVIDENDS

   The decrease in the preferred and preference dividend requirement in the second quarter and the first six months of 1995 compared to the corresponding periods in 1994 was due to the redemption of three series of outstanding preferred shares in December 1994.

   LIQUIDITY AND CAPITAL RESOURCES

   The Company has available to it a variety of sources of liquidity and capital resources, both internal and external. These resources provide funds required for current operations, debt retirement, dividends, construction expenditures and other capital requirements.

   For the first six months of 1995, the Company had net cash provided from operating activities of $192 million and net cash used of $120 million and $70 million in investing and financing activities, respectively.

INVESTING ACTIVITIES

   Utility construction expenditures, including allowance for funds used during construction (AFUDC), were $80 million for the first six months of 1995. Of the total utility construction expenditures, $54 million were for electric operations and $26 million were for gas operations. During the same period, the Company also made capital expenditures totalling $10 million for Cooper capital improvements, Quad-Cities Nuclear Power Station (Quad-Cities Station) nuclear fuel purchases and the Quad-Cities Station nuclear decommissioning trust fund. In addition, the Company deferred $11 million of energy efficiency expenditures, of which $7 million was for electric operations and $4 million was for gas operations.

   Based on preliminary reviews, the Company's management anticipates actual utility capital expenditures for 1995 through 1999 will be less than the combined forecasts of IWG and MPS. The combined forecast for utility capital expenditures, including AFUDC but excluding deferred energy efficiency expenditures, is $213 million for 1995 and $997 million for 1995 through 1999.

In addition, during the 1995 through 1999 period, the Company expects to contribute $43 million to an external trust for Quad-Cities Station nuclear decommissioning.

   The Company expects in excess of 90% of utility capital expenditures for 1995 through 1999 will be met with cash generated from utility operations, net of dividends.

   Capital expenditures for nonregulated subsidiaries during 1995 are estimated to be approximately $69 million, almost all of which relates to InterCoast.

   The cost of InterCoast investments in marketable securities and proceeds from the sales and maturities of those investments totaled $55 million and $27 million, respectively, for the six months ended June 30, 1995.

FINANCING ACTIVITIES

   As of July 31, 1995, the Utility had bank lines of credit of $250 million to provide short-term financing for utility operations. The commercial paper borrowings are backed by the lines of credit. The Utility currently has authority from the Federal Energy Regulatory Commission (FERC) to issue short-term debt in the form of commercial paper and bank notes amounting to $400 million. The Utility also has lines of credit and revolving credit facilities which are dedicated to provide liquidity for outstanding pollution control revenue bonds that are periodically remarketed.

   The Utility has $237 million of long-term debt maturities and cash sinking fund requirements for 1995 through 1999, of which $236 million is after 1996.

   The Utility does not currently anticipate issuing additional long-term debt in 1995 or 1996. As of December 31, 1994, the Utility had the capability to issue approximately $1 billion of bonds under the current indentures of MPS and IWG, should the need arise.

   During the first six months of 1995, MWR and IWG issued original issue shares of common stock through certain of their employee stock purchase and dividend reinvestment plans. On a MidAmerican share basis, 1,065,240 shares of common stock were issued. The Company has a registration statement on file with the Securities and Exchange Commission, and has authority from the FERC and the Illinois Commerce Commission, to issue up to 6,000,000 shares of MidAmerican common stock through its Shareholder Options Plan.

   Subsequent to the consummation of the Merger, the Company made a $55 million equity contribution to InterCoast to continue the financial separation of utility and nonregulated operations. The equity contribution was used to extinguish all of Midwest Capital's Senior Notes and its variable interest rate Notes Payable. The remaining support agreement between the Utility and Midwest Capital is expected to expire in October 1997 and relates to a performance guarantee by Midwest Capital of a $95 million joint venture turnkey engineering, procurement and construction contract for a cogeneration project. Should the project not meet certain performance factors, the liquidated damages provisions of the contract could result in cash payments by the Company not exceeding 30% of the total contract price.

   Excluding the debt extinguished as part of the Merger, Midwest Capital's maturities for long-term debt outstanding at June 30, 1995, are $27 million for 1995 through 1999, $26 million of which matures in 1996. InterCoast's aggregate amounts of maturities and cash sinking fund requirements for long-term debt outstanding at June 30, 1995, are $64 million for 1995 and $171 million for the years 1996 through 1999. Amounts due in 1995 are expected to be refinanced with debt instruments and operating cash flow.

   InterCoast has a $110 million unsecured revolving credit facility agreement, which matures in May 1999. Borrowings under this agreement may be at a fixed rate, floating rate or competitive bid rate basis. All such borrowings are without recourse to the Utility. Borrowings at June 30, 1995, were $36.5 million at a weighted average interest cost of 6.7%.

OPERATING ACTIVITIES

   The Utility is subject to the oversight of several utility regulatory agencies. The operating environment and the recoverability of costs from utility customers are significantly influenced by the regulation of those agencies. In the past several years, the utility industry has become increasingly competitive. The Company believes that, based on factors such as generating costs and supply arrangements, it is in a good position to successfully operate in the competitive environment and to take advantage of the opportunities competition offers. The merger-related cost reductions, a new transmission tariff, and new marketing strategies, including the use of nonregulated energy subsidiaries, are all part of the Company's efforts to continue to enhance its competitive position. Regulatory assets, which represent prior costs deferred for future recovery, may have increased risk of recovery. However, until the Company has operated in the new environment for some time, the nature and extent of its impact on the Company's operations and profitability cannot be determined.

   In 1992, the FERC issued Order No. 636, directing a restructuring by interstate pipeline companies for their natural gas sales and transportation services. The Company's Consolidated Balance Sheet as of June 30, 1995, includes a $50 million noncurrent liability and regulatory asset recorded for transition costs incurred by interstate natural gas pipelines for their compliance with Order 636. These costs will be paid to the pipeline companies over the next several years. The Company may incur other future billings for transition costs, the amount of which cannot be specified at this time due to the status of certain supply contracts. However, the Company does not expect these billings to have a material impact on the cost of gas. The Company is currently recovering costs related to Order 636 from its customers.

   Electric and gas utilities in Iowa are required to spend 2% and 1.5%, respectively, of their annual Iowa jurisdictional revenues on energy efficiency activities. As of June 30, 1995, the Company had approximately $43 million of energy efficiency costs deferred on its Consolidated Balance Sheet for which recovery will be sought in future energy efficiency filings. Approximately $7 million of these costs were incurred for the same programs that are under appeal in one of the energy efficiency proceedings discussed below.

   In October 1994 and in January 1995, the Company began collecting over a four-year prospective period $19.7 million and $18.7 million, respectively, related to prior energy efficiency cost recovery filings. The total $38.4 million being collected includes recovery of deferred program costs, associated returns and rewards. Of the total amount, $11.7 million is being collected subject to refund with interest in connection with a pending appeal. A majority of the increase in revenues is offset by the amortization of $27.5 million of related deferred costs over the four-year collection period. In another cost recovery filing, the IUB issued an order on August 7, 1995, approving the collection over a four-year prospective period of $18.6 million, approximately $14 million of which relates to the recovery of deferred energy efficiency costs. Collection related to this filing began August 8, 1995.

   Under a long-term power purchase contract with Nebraska Public Power District (NPPD), the Company purchases one-half of the output of Cooper.
NPPD took Cooper out of service on May 25, 1994. Pending satisfaction of the concerns of the Nuclear Regulatory Commission (NRC), Cooper remained out of
service until February 1995.   Cooper returned to service in February
following NRC approval to restart. In May 1995, the Company filed a lawsuit seeking unspecified damages from NPPD related to the 1994-95 Cooper outage.

   In June 1995, the NRC removed Cooper from its list of adversely trending plants. Also in June 1995, the NRC removed the Quad-Cities Station from its list of adversely trending plants. The Quad-Cities Station had been on the NRC list of adversely trending plants since January 1994.

   The United States Environmental Protection Agency (EPA) and the Iowa Department of Natural Resources (IDNR) have determined that contaminated wastes remaining at certain decommissioned manufactured gas plant (MGP) facilities may pose a threat to the public health or the environment if such contaminants are in sufficient quantities and at such concentrations as to warrant remedial action.

   The Company is investigating 26 properties which were, at one time, sites of gas manufacturing plants in which it may be a potentially responsible party (PRP). The purpose of these investigations is to determine whether waste materials are present, whether such materials constitute an environmental or health risk, and whether the Company has any responsibility for remedial action. One site is located in Illinois, one site is located in South Dakota and the remaining sites are located in Iowa. With regard to the Illinois property, the Company has signed a working agreement with the Illinois Environmental Protection Agency to perform further investigation to determine whether waste materials are present and, if so, whether such
materials constitute an environmental or health risk.   With regard to the
South Dakota site, no agreement or consent order has been negotiated to perform any site investigations or remediation. With regard to the Iowa sites, the Company and other PRPs have entered into a Consent Decree with the EPA for remediation at one site, and the Company has entered into an Administrative Order to conduct a Remedial Investigation/Feasibility Study at a second site. The Company and IDNR have entered into Consent Orders to investigate and conduct response action at four additional sites. In addition, preliminary site investigations have been completed at seven sites and are in progress at five sites at which technical assistance for the sites has been requested from the IDNR. The outcome of the investigations and environmental agency directives and guidance will be important factors with respect to any removal or remedial action.

   The Company is continuing to evaluate several sites to determine the future liability, if any, for conducting site investigations or other site activity.

   The Company's present estimate of probable remediation costs for the sites discussed above is $23.2 million. This estimate has been recorded as a liability and a regulatory asset for future recovery through the regulatory process. The Illinois Commerce Commission has approved the use of a rider which permits recovery of the costs of litigation, investigation and remediation relating to former MGP sites. The Company's rates in Iowa provide for an annual recovery of

MGP costs. The Company is pursuing recovery of the remediation costs from other PRPs and its insurance carriers.

   The estimate of probable remediation costs is established on a site specific basis. The costs are accumulated in a three-step process. First, a determination is made as to whether the Company has potential legal liability for the site and information exists to indicate that contaminated wastes remain at the site. If it does, the costs of performing a preliminary investigation are accrued. Once the investigation is completed and it is determined remedial action is required, the best estimate of remediation costs is accrued. If necessary, the estimate is revised when a consent order is issued.

   The estimated recorded liabilities for these properties are based upon preliminary data. The estimate could change materially based on facts and circumstances derived from site investigations, changes in required remedial action and changes in technology relating to remedial alternatives. In addition, insurance recoveries for some or all of the costs may be possible, but the liabilities recorded have not been reduced by any estimate of such recoveries.

   Although the timing of incurred costs, recoveries and the inclusion of provision for such costs in rates may affect the results of operations in individual periods, management believes that the outcome of these issues will not have a material adverse effect on the Company's financial position or results of operations.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

   The Company and its subsidiaries have no material legal proceedings except for the following:

ENVIRONMENTAL MATTERS

   For information relating to the Company's Environmental Matters, reference is made to Part I, Note (B) of Notes to Consolidated Financial Statements.

RATE MATTERS

   For information relating to the Company's general rate and energy efficiency cost recovery filings, reference is made to Part I, Management's Discussion and Analysis.

COOPER LITIGATION

   On May 26, 1995, the Company filed a lawsuit naming Nebraska Public Power District (NPPD) as defendant. The action is filed in the U.S. District Court for the Southern District of Iowa and is identified as No. 4-95-CV-70356. The legal proceeding is based upon a long-term power purchase agreement between the Company and NPPD, pursuant to which the Company purchases one-half the output of NPPD's Cooper Nuclear Station (Cooper) and pays one-half the cost of operating Cooper. NPPD, in turn, is obligated to operate the plant in an efficient and economical manner and in compliance with the terms of its operating license issued to it by the Nuclear Regulatory Commission (NRC).
In 1993 and 1994, as a response to NPPD actions, the NRC issued numerous notices of violations to NPPD; as a result of these violations and other safety issues identified by the NRC and NPPD, Cooper experienced unplanned outages and outages were unduly extended. NPPD's failure to meet its obligations with respect to the operation of Cooper deprived the Company of the benefits it was entitled to under the power sales contract, causing the Company to lose profits and incur increased costs of operation, which damages the Company seeks to collect from NPPD. Similar litigation has been filed against NPPD by the Lincoln Electric System (LES), a municipal utility serving the City of Lincoln, Nebraska, and purchasing one-eighth of the output of Cooper pursuant to a similar power purchase contract. The LES legal proceeding is pending in Nebraska state court.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      EXHIBITS FILED HEREWITH

      Exhibit 27 - Financial Data Schedule

      EXHIBITS INCORPORATED BY REFERENCE

      Exhibit 3.1 -  Restated Articles of Incorporation of the Company, as
                     amended (filed as Exhibit 3 to the Company's
                     Registration Statement on Form 8-B, File No. 1-11505).

      Exhibit 3.2 -  Restated Bylaws of the Company (filed as Exhibit 4 to the Company's Registration Statement on Form 8-B, File No. 1-11505).


(b)   Reports on Form 8-K

      None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           MidAmerican Energy Company
                                        ---------------------------------
                                                  (Registrant)


Date    August 14, 1995                         L. E. Cooper
     --------------------               ---------------------------------
                                                L. E. Cooper
                                                Group Vice President
                                                Finance and Accounting
                                                (Chief Financial Officer)