Form 10-Q
period 1995-09-30
MIDAMERICAN ENERGY CO
filed 1995-11-13
CIK 928576

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 1995
                               -------------------

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                              -------------------------   -------------------
Commission File Number   1-11505
                        -----------------------------------------------------
                               MIDAMERICAN ENERGY COMPANY
-----------------------------------------------------------------------------
                  (Exact name of registrant as specified in its charter)

             IOWA                                           42-1425214
-------------------------------                          -------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

666 Grand Ave., P.O. Box 657, Des Moines, Iowa                  50303
---------------------------------------------            -------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code           515-242-4300
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
                                                Yes   X*    No
                                                    -----      -----

   Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

   Common Stock, without par value                       100,751,713
-------------------------------------         -------------------------------
                (class)                       (outstanding at October 1, 1995)

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

                          MIDAMERICAN ENERGY COMPANY

                                     INDEX


                                                                 Page Number
                                                                 -----------
PART I.     FINANCIAL INFORMATION:

            Consolidated Statements of Income for the Three,
            Nine and Twelve Months Ended September 30,
            1995 and 1994                                                   3

            Consolidated Balance Sheets as of September 30, 1995
            and 1994 and December 31, 1994                                  4

            Consolidated Statements of Cash Flows for the Three
            and Nine Months Ended September 30, 1995 and 1994               5

            Notes to Consolidated Financial Statements                      6

            Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            10

PART II.    OTHER INFORMATION                                              20


                                  MIDAMERICAN ENERGY COMPANY
                               CONSOLIDATED STATEMENTS OF INCOME
                                          (Unaudited)
                           (In Thousands, except per share amounts)



                                              THREE MONTHS           NINE MONTHS             TWELVE MONTHS
                                            ENDED SEPTEMBER 30    ENDED SEPTEMBER 30       ENDED SEPTEMBER 30
                                            ------------------    ------------------       ------------------
                                              1995      1994       1995        1994         1995        1994
                                            --------  --------  ----------  ----------   ----------  ----------
OPERATING REVENUES
Electric. . . . . . . . . . . . . . . . . . $338,626  $289,134  $  847,989  $  785,748   $1,083,901  $1,015,787
Gas . . . . . . . . . . . . . . . . . . . .   64,609    57,332     312,436     359,815      444,636     524,364
                                            --------  --------  ----------  ----------   ----------  ----------
  Total . . . . . . . . . . . . . . . . . .  403,235   346,466   1,160,425   1,145,563    1,528,537   1,540,151
                                            --------  --------  ----------  ----------   ----------  ----------

OPERATING EXPENSES AND TAXES
Cost of fuel, energy and capacity . . . . .   65,626    56,500     177,694     162,754      228,927     213,388
Cost of gas sold. . . . . . . . . . . . . .   38,261    33,731     189,192     242,115      273,859     354,952
Cooper Nuclear Station non-fuel costs . . .   21,965    23,159      65,109      67,600       90,886      85,770
Other operating expenses. . . . . . . . . .   88,424    62,004     230,033     192,381      298,465     269,519
Maintenance . . . . . . . . . . . . . . . .   20,103    23,846      63,299      72,255       92,319     106,623
Depreciation and amortization . . . . . . .   40,183    38,678     118,392     115,416      157,205     152,792
Income Taxes. . . . . . . . . . . . . . . .   32,657    24,965      67,371      62,291       74,811      69,966
Property and other taxes. . . . . . . . . .   25,447    24,446      77,683      70,179      102,494      91,094
                                            --------  --------  ----------  ----------   ----------  ----------
  Total . . . . . . . . . . . . . . . . . .  332,666   287,329     988,773     984,991    1,318,966   1,344,104
                                            --------  --------  ----------  ----------   ----------  ----------

OPERATING INCOME. . . . . . . . . . . . . .   70,569    59,137     171,652     160,572      209,571     196,047
                                            --------  --------  ----------  ----------   ----------  ----------

OTHER INCOME (LOSS)
Subsidiaries
  Revenues. . . . . . . . . . . . . . . . .   32,536    35,363     107,963     132,216      151,061     176,120
  Other income. . . . . . . . . . . . . . .   (9,721)    8,862      11,848      30,308       20,888      38,322
  Expenses. . . . . . . . . . . . . . . . .  (31,435)  (38,914)   (122,592)   (149,402)    (172,612)   (199,055)
                                            --------  --------  ----------  ----------   ----------  ----------

      Net income (loss) . . . . . . . . . .   (8,620)    5,311      (2,781)     13,122         (663)     15,387
Miscellaneous . . . . . . . . . . . . . . .   (4,280)   (2,794)     (4,215)     (2,509)      (2,446)        968
                                            --------  --------  ----------  ----------   ----------  ----------
  Total . . . . . . . . . . . . . . . . . .  (12,900)    2,517      (6,996)     10,613       (3,109)     16,355
                                            --------  --------  ----------  ----------   ----------  ----------

INCOME BEFORE UTILITY INTEREST CHARGES. . .   57,669    61,654     164,656     171,185      206,462     212,402
                                            --------  --------  ----------  ----------   ----------  ----------

UTILITY INTEREST CHARGES
Interest on long-term debt. . . . . . . . .   19,970    18,290      60,081      54,651       79,352      73,500
Other interest expense. . . . . . . . . . .    1,619     2,045       6,832       4,649        8,822       6,043
Allowance for borrowed funds. . . . . . . .   (1,377)     (806)     (3,965)     (2,455)      (5,465)     (3,070)
                                            --------  --------  ----------  ----------   ----------  ----------

  Total . . . . . . . . . . . . . . . . . .   20,212    19,529      62,948      56,845       82,709      76,473
                                            --------  --------  ----------  ----------   ----------  ----------

INCOME FROM CONTINUING OPERATIONS . . . . .   37,457    42,125     101,708     114,340      123,753     135,929
                                            --------  --------  ----------  ----------   ----------  ----------

INCOME (LOSS) FROM DISCONTINUED
  OPERATIONS (NET OF INCOME TAXES)  . . . .       --    (4,236)        516      (5,598)         469      (4,791)
                                            --------  --------  ----------  ----------   ----------  ----------

NET INCOME. . . . . . . . . . . . . . . . .   37,457    37,889     102,224     108,742      124,222     131,138

PREFERRED AND PREFERENCE DIVIDENDS. . . . .    1,677     2,574       6,240       7,720        9,071      10,164
                                            --------  --------  ----------  ----------   ----------  ----------

EARNINGS ON COMMON STOCK. . . . . . . . . . $ 35,780  $ 35,315    $ 95,984    $101,022     $115,151    $120,974
                                            --------  --------  ----------  ----------   ----------  ----------
                                            --------  --------  ----------  ----------   ----------  ----------

AVERAGE COMMON SHARES OUTSTANDING . . . . .  100,752    98,785     100,364      98,277      100,035      98,159
                                            --------  --------  ----------  ----------   ----------  ----------
                                            --------  --------  ----------  ----------   ----------  ----------

EARNINGS PER COMMON SHARE
Continuing operations . . . . . . . . . . . $   0.36  $   0.40  $     0.95  $     1.09   $     1.15  $     1.28
Discontinued operations . . . . . . . . . .       --     (0.04)       0.01       (0.06)          --       (0.05)
                                            --------  --------  ----------  ----------   ----------  ----------

Earnings per average common share . . . . . $   0.36  $   0.36  $     0.96  $     1.03   $     1.15  $     1.23
                                            --------  --------  ----------  ----------   ----------  ----------
                                            --------  --------  ----------  ----------   ----------  ----------

DIVIDENDS DECLARED PER SHARE. . . . . . . . $   0.30  $   0.29  $     0.88  $     0.88   $     1.18  $     1.17
                                            --------  --------  ----------  ----------   ----------  ----------
                                            --------  --------  ----------  ----------   ----------  ----------


The accompanying notes are an integral part of these statements.

                          MIDAMERICAN ENERGY COMPANY
                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                                        AS OF
                                                          --------------------------------
                                                          SEPTEMBER 30         DECEMBER 31
                                                          ------------         -----------
                                                        1995         1994         1994
                                                     ----------   ----------   ----------
                                                          (Unaudited)
ASSETS

UTILITY PLANT
Electric . . . . . . . . . . . . . . . . . . . . . . $3,853,520   $3,743,239   $3,765,004
Gas. . . . . . . . . . . . . . . . . . . . . . . . .    689,209      664,004      663,792
                                                     ----------   ----------   ----------
Gross plant. . . . . . . . . . . . . . . . . . . . .  4,542,729    4,407,243    4,428,796
Less accumulated depreciation and amortization . . .  1,984,797    1,872,435    1,885,870
                                                     ----------   ----------   ----------
Utility plant, net . . . . . . . . . . . . . . . . .  2,557,932    2,534,808    2,542,926
Construction work in progress. . . . . . . . . . . .     91,286       89,126      101,252
                                                     ----------   ----------   ----------
  Total. . . . . . . . . . . . . . . . . . . . . . .  2,649,218    2,623,934    2,644,178
                                                     ----------   ----------   ----------

POWER PURCHASE CONTRACT. . . . . . . . . . . . . . .    223,183      241,861      221,998
                                                     ----------   ----------   ----------

INVESTMENT IN DISCONTINUED OPERATIONS. . . . . . . .         --       17,603       15,249
                                                     ----------   ----------   ----------

CURRENT ASSETS
Cash and cash equivalents. . . . . . . . . . . . . .     31,979       24,386       33,778
Receivables. . . . . . . . . . . . . . . . . . . . .    172,635      161,959      204,554
Inventories. . . . . . . . . . . . . . . . . . . . .     90,200       99,763       92,248
Other. . . . . . . . . . . . . . . . . . . . . . . .     35,959       25,386       27,383
                                                     ----------   ----------   ----------
  Total. . . . . . . . . . . . . . . . . . . . . . .    330,773      311,494      357,963
                                                     ----------   ----------   ----------

INVESTMENTS. . . . . . . . . . . . . . . . . . . . .    828,024      783,825      752,428
                                                     ----------   ----------   ----------

OTHER ASSETS . . . . . . . . . . . . . . . . . . . .    414,409      377,603      423,958
                                                     ----------   ----------   ----------

TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . $4,445,607   $4,356,320   $4,415,774
                                                     ----------   ----------   ----------
                                                     ----------   ----------   ----------

CAPITALIZATION AND LIABILITIES

CAPITALIZATION
Common shareholders' equity. . . . . . . . . . . . . $1,231,588   $1,210,348   $1,204,112
Nonredeemable preferred shares . . . . . . . . . . .     89,955       89,981       89,955
Redeemable preferred shares. . . . . . . . . . . . .     50,000       50,000       50,000
Long-term debt (excluding current portion) . . . . .  1,385,281    1,368,492    1,398,255
                                                     ----------   ----------   ----------
  Total. . . . . . . . . . . . . . . . . . . . . . .  2,756,824    2,718,821    2,742,322
                                                     ----------   ----------   ----------

CURRENT LIABILITIES
Notes payable. . . . . . . . . . . . . . . . . . . .    135,700      128,332      124,500
Current portion of long-term debt and
  power purchase contract. . . . . . . . . . . . . .     86,239       82,541       84,952
Accounts payable . . . . . . . . . . . . . . . . . .    125,642       99,932      110,175
Taxes accrued. . . . . . . . . . . . . . . . . . . .     85,671      119,098       91,653
Interest accrued . . . . . . . . . . . . . . . . . .     24,103       21,778       30,659
Other. . . . . . . . . . . . . . . . . . . . . . . .     64,942       59,388       54,473
                                                     ----------   ----------   ----------
  Total. . . . . . . . . . . . . . . . . . . . . . .    522,297      511,069      496,412
                                                     ----------   ----------   ----------

OTHER LIABILITIES
Power purchase contract. . . . . . . . . . . . . . .    125,729      140,655      125,729
Deferred income taxes. . . . . . . . . . . . . . . .    732,692      673,337      725,665
Investment tax credit. . . . . . . . . . . . . . . .     96,819      102,648      100,871
Other. . . . . . . . . . . . . . . . . . . . . . . .    211,246      209,790      224,775
                                                     ----------   ----------   ----------
  Total. . . . . . . . . . . . . . . . . . . . . . .  1,166,486    1,126,430    1,177,040
                                                     ----------   ----------   ----------

TOTAL CAPITALIZATION AND LIABILITIES . . . . . . . . $4,445,607   $4,356,320   $4,415,774
                                                     ----------   ----------   ----------
                                                     ----------   ----------   ----------


The accompanying notes are an integral part of these statements.



                           MIDAMERICAN ENERGY COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                Three Months Ended     Nine Months Ended
                                                                   September 30          September 30
                                                                ------------------     -----------------
                                                                  1995      1994        1995      1994
                                                               ---------  --------  ---------  ---------
NET CASH FLOWS FROM OPERATING ACTIVITIES
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . $  37,457  $ 37,889  $ 102,224  $ 108,742
Adjustments to reconcile net income to net cash provided:
  Depreciation, depletion and amortization . . . . . . . . . .    46,961    45,088    138,025    133,747
  Amortization of Cooper Nuclear Station capital
    improvement advances . . . . . . . . . . . . . . . . . . .     2,494     2,755      7,481      8,265
  Amortization of Quad-Cities Nuclear Power Station fuel . . .     2,046     1,796      5,700      5,447
  Net increase (decrease) in deferred income taxes and
  investment tax credit. . . . . . . . . . . . . . . . . . . .    (8,061)      556     (7,446)     1,594
  Non-cash change in deferred assets . . . . . . . . . . . . .     7,171     1,744     14,761      5,218
  Loss (earnings) from equity method investments . . . . . . .      (284)    2,139         34     (1,270)
  Capitalized cost of real estate sold . . . . . . . . . . . .       334       543        969      2,478
  Loss (income) from discontinued operations . . . . . . . . .        --     4,236       (516)     5,598
  Loss (gain) on sale of assets and long-term investments. . .        94    (2,064)    (9,618)    (4,328)
  Provision for unrealized loss on property and long-term
    investments. . . . . . . . . . . . . . . . . . . . . . . .    14,497        --     14,848         --
  Cash flows resulting from changes in working capital,
    net of effects from discontinued operations . . . . . . . .   15,442   (17,738)    38,789     20,628

  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (3,514)      503      1,553     12,186
                                                               ---------  --------  ---------  ---------
    Net cash provided . . . . . . . . . . . . . . . . . . . . .  114,637    77,447    306,804    298,305
                                                               ---------  --------  ---------  ---------

NET CASH FLOWS FROM INVESTING ACTIVITIES
Utility construction expenditures. . . . . . . . . . . . . . .   (52,211)  (49,399)  (132,000)  (130,879)
Cooper Nuclear Station capital improvement advances. . . . . .    (2,871)   (1,783)    (8,600)    (5,302)
Deferred energy efficiency expenditures. . . . . . . . . . . .    (7,699)   (6,054)   (18,561)   (17,152)
Quad-Cities Nuclear Power Station fuel expenditures  . . . . .        --    (1,735)       (15)    (8,027)
Quad-Cities Nuclear Power Station decommissioning trust fund .    (2,159)   (2,286)    (6,519)    (6,758)
Nonregulated capital expenditures. . . . . . . . . . . . . . .   (13,975)  (18,818)   (49,758)   (56,013)
Purchase of assets and long-term investments . . . . . . . . .   (44,993)  (35,168)  (100,337)  (100,148)
Proceeds from sale of assets and long-term investments . . . .    17,616    49,023     78,287    107,789
Other investing activities, net. . . . . . . . . . . . . . . .    (1,725)     (147)     9,311      3,774
                                                               ---------  --------  ---------  ---------
  Net cash used. . . . . . . . . . . . . . . . . . . . . . . .  (108,017)  (66,367)  (228,192)  (212,716)
                                                               ---------  --------  ---------  ---------
NET CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid . . . . . . . . . . . . . . . . . . . . . . . .   (31,902)  (31,372)   (94,845)   (93,740)
Long-term debt proceeds, net of issuance cost. . . . . . . . .    27,608    51,129    199,362     86,087
Retirement of long-term debt, including reacquisition cost . .   (39,452)  (52,614)  (211,215)   (53,634)
Issuance of common shares. . . . . . . . . . . . . . . . . . .        --     7,836     15,087     20,498
Net increase (decrease) in notes payable . . . . . . . . . . .    33,400    11,660     11,200    (44,703)
                                                               ---------  --------  ---------  ---------
  Net cash provided. . . . . . . . . . . . . . . . . . . . . .   (10,346)  (13,361)   (80,411)   (85,492)
                                                               ---------  --------  ---------  ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS . . . . .    (3,726)   (2,281)    (1,799)        97
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD . . . . . . .    35,705    26,667     33,778     24,289
                                                               ---------  --------  ---------  ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD . . . . . . . . . .  $ 31,979  $ 24,386   $ 31,979  $  24,386
                                                               ---------  --------  ---------  ---------
                                                               ---------  --------  ---------  ---------

ADDITIONAL CASH FLOW INFORMATION:
  Interest paid, net of amounts capitalized. . . . . . . . . .  $ 32,967  $ 36,019   $ 88,878  $  86,990
                                                               ---------  --------  ---------  ---------
                                                               ---------  --------  ---------  ---------
  Income taxes paid (benefits received). . . . . . . . . . . .  $ 23,299  $  9,376   $ 60,059  $  29,825
                                                               ---------  --------  ---------  ---------
                                                               ---------  --------  ---------  ---------


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

     On July 1, 1995, Iowa-Illinois Gas and Electric Company (Iowa-Illinois), Midwest Resources Inc. (Resources), and Midwest Power Systems Inc. (Midwest Power) merged with and into the Company. The merger was accounted for as a pooling-of-interests and the financial statements included herein are presented as if the companies were merged as of the earliest period shown. MidAmerican is a utility company with two wholly owned nonregulated subsidiaries: InterCoast Energy Company (InterCoast) and Midwest Capital Group, Inc. (Midwest Capital).

     Pursuant to the merger, each outstanding share of preferred and preference stock of the predecessor companies was converted into one share of a similarly designated series of MidAmerican preferred stock, no par value. Each outstanding share of common stock of Resources and Iowa-Illinois was converted into one share and the right to receive 1.47 shares, respectively, of MidAmerican common stock, no par value.

     Iowa-Illinois' utility operating revenues and net income for the six months prior to the merger were $270.2 million and $27.1 million, respectively. Resources' operating revenues, as reclassified to reflect only utility revenues as operating revenues consistent with MidAmerican's presentation, and net income for the six months prior to the merger were $487.0 million and $37.7 million, respectively.

B)  ENVIRONMENTAL MATTERS:

     The United States Environmental Protection Agency (EPA) and state environmental agencies have determined that contaminated wastes remaining at certain decommissioned manufactured gas plant (MGP) facilities may pose a threat to the public health or the environment if such contaminants are in sufficient quantities and at such concentrations as to warrant remedial action.

     The Company is evaluating 26 properties which were, at one time, sites of gas manufacturing plants in which it may be a potentially responsible party (PRP). The purpose of these evaluations is to determine whether waste materials are present, whether such materials constitute an environmental or health risk, and whether the Company has any responsibility for remedial action. The Company is currently conducting field investigations at five sites and has completed investigations at three sites. In addition, the Company is currently removing contaminated soil at three sites, and has completed removals at two sites. The Company is continuing to evaluate several sites to determine the future liability, if any, for conducting site investigations or other site activity.

     The Company's present estimate of probable remediation costs for the sites discussed above is $22 million. This estimate has been recorded as a liability and a regulatory asset for future recovery through the regulatory process. The Illinois Commerce Commission has approved the use of a rider which permits recovery of the actual costs of litigation, investigation and remediation relating to former MGP sites. The Company's present rates in Iowa provide for a fixed annual recovery of MGP costs. The Company is pursuing recovery of the remediation costs from other PRPs and its insurance carriers.

     The estimate of probable remediation costs is established on a site specific basis. The costs are accumulated in a three-step process. First, a determination is made as to whether the Company has potential legal liability for the site and whether information exists to indicate that contaminated wastes remain at the site. If so, the costs of performing a preliminary investigation are accrued. Once the investigation is completed and if it is determined remedial action is required, the best estimate of remediation costs is accrued. If necessary, the estimate is revised when a consent order is issued.

     The estimated recorded liabilities for these properties are based upon data available at the time the estimate is made. The estimate could change materially based on facts and circumstances derived from site investigations, changes in required remedial action and changes in technology relating to remedial alternatives. In addition, insurance recoveries for some or all of the costs may be possible, but the liabilities recorded have not been reduced by any estimate of such recoveries.

     Although the timing of incurred costs, recoveries and the inclusion of provision for such costs in rates may affect the results of operations in individual periods, management believes that the outcome of these issues will not have a material adverse effect on the Company's financial position or results of operations.

C)  DISCONTINUED OPERATIONS:

     All construction activities of the Company's construction subsidiaries were reflected as discontinued operations by the Company at September 30, 1994. A subsidiary that constructs generating facilities and essentially all of the assets of a subsidiary that constructs electrical distribution and transmission systems have been sold as of September 30, 1995.

     Midwest Capital has guaranteed performance on a joint venture turnkey engineering, procurement and construction contract for a cogeneration project. The Company has provided a support agreement to Midwest Capital related to this project. In October 1995, the project received preliminary acceptance from the owner, which, pursuant to the construction contract, eliminates the potential for any liquidated damages being incurred. In addition, Midwest Capital under the terms of certain sale agreements, has indemnified the purchasers of the construction subsuidiaries for specified losses or claims relating to construction projects which occurred prior to the date of their sale. Management believes that the liklihood of a material adverse impact to the Company under any of the damages provisions of the sale agreements or the construction contracts, or a material cash payment by the Company under the support agreement is remote.

     Net assets of the construction subsidiaries are separately presented on the Consolidated Balance Sheets as Investment in Discontinued Operations. Proceeds received from the disposition of the construction investments through September 30, 1995, were $4.1 million. Revenues from discontinued activities, as well as the results of operations and the estimated income (loss) on the disposal of discontinued operations for the three, nine and twelve months ended September 30 are as follows (in thousands):



                                  THREE MONTHS       NINE MONTHS       TWELVE MONTHS
                                  ------------       -----------       -------------
                                 ENDED SEPT. 30     ENDED SEPT. 30     ENDED SEPT. 30
                                 --------------     --------------     --------------
                                  1995      1994      1995     1994      1995      1994
                                 ------   --------   ------  --------   -------  --------
OPERATING REVENUES               $   --   $ 16,678   $7,334  $ 44,909   $32,383  $ 70,127
                                 ------   --------   ------  --------   -------  --------
                                 ------   --------   ------  --------   -------  --------

INCOME (LOSS) FROM DISCONTINUED
  OPERATIONS
Income (Loss) from discontinued
  operations before income taxes $   --   $   (735)  $  880  $ (2,787)  $   879  $ (1,794)
Income tax benefit (expense)         --        264     (364)      954      (410)      768
                                 ------   --------   ------  --------   -------  --------
 Income (Loss) from discontinued     --       (471)     516    (1,833)      469    (1,026)
   operations                    ------   --------   ------  --------   -------  --------

LOSS ON DISPOSAL
Loss on disposal before income
    taxes                        $   --   $(11,576)  $   --  $(11,576)  $    --  $(11,576)
Income tax benefit                   --      7,811       --     7,811        --     7,811
                                 ------   --------   ------  --------   -------  --------
  Loss on disposal                   --     (3,765)      --    (3,765)       --    (3,765)
                                 ------   --------   ------  --------   -------  --------
  Total                          $   --   $ (4,236)  $  516  $ (5,598)  $  469    $(4,791)
                                 ------   --------   ------  --------   -------  --------
                                 ------   --------   ------  --------   -------  --------


D)  RESTRUCTURING COSTS:

     The Company has recorded expenses of $30.5 million related to its restructuring plan including $12.2 million of actual costs paid and an accrual of $18.3, recorded during the third quarter of 1995, for the estimated remaining costs. Costs paid and the accrual for the remaining costs related to the utility are included in Other Operating Expenses. The restructuring plan will result in the termination and relocation of management, salaried, non-salaried staff and union employees. The Company has identified positions that will be eliminated as a result of the restructuring plan and the liability recorded was based on a total of approximately 700 employees receiving severance or early retirement benefits. The Company has notified non-union employees of the new structure and the termination benefit arrangements and has reached termination agreements with the unions. As of October 1, 1995, approximately 300 employees have terminated with severance or early
retirement benefits.   The Company anticipates completing the restructuring
plan during the fourth quarter of 1995.

E)  OTHER INCOME:

     Expenses of the subsidiaries include interest expense and income taxes for the three, nine and twelve months ended September 30 as follows:


                       THREE MONTHS         NINE MONTHS         TWELVE MONTHS
                       ------------         -----------         -------------
                      ENDED SEPT. 30       ENDED SEPT. 30       ENDED SEPT. 30
                      --------------       --------------       --------------
                      1995      1994       1995       1994      1995       1994
                    --------   -------   --------   -------   --------   --------
Interest expense    $  7,252   $ 8,386   $ 23,120   $23,699   $ 31,061   $ 31,097
Income tax benefit  $(10,132)  $(2,709)  $(11,490)  $(3,374)  $(12,526)  $(17,799)



     During the third quarter of 1995, the Company recognized, other-than-temporary declines in the value of certain nonregulated investments of $14.4 million. The declines are reflected in Other Income of the subsidiaries on the Consolidated Statements of Income. The
investments are primarily alternative energy projects.   The adjustments
reflect certain industry events that result in changed facts and circumstances and the declining financial condition of the investees during the quarter.

     Miscellaneous as shown on the Consolidated Statements of Income includes the following items for the three, nine and twelve months ended September 30:


                                THREE MONTHS         NINE MONTHS         TWELVE MONTHS
                                ------------         -----------         -------------
                               ENDED SEPT. 30       ENDED SEPT. 30       ENDED SEPT. 30
                               --------------       --------------       --------------
                               1995      1994      1995       1994      1995       1994
                              -------   -------  -------    -------   -------    -------
Allowance for equity funds
  used during construction    $   481   $   257  $   481    $   288   $   193    $   288
Merger costs                   (3,766)   (2,251)  (4,497)    (2,251)   (6,525)    (2,251)
Other                            (995)     (800)    (199)      (546)    3,886      2,931
                              -------   -------  -------    -------   -------    -------
   Total                      $(4,280)  $(2,794) $(4,215)   $(2,509)  $(2,446)   $   968
                              -------   -------  -------    -------   -------    -------
                              -------   -------  -------    -------   -------    -------


F)   STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 121:

     In March of 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 121 (FAS 121) regarding accounting for asset impairments. This statement, which must be adopted by the Company by January 1, 1996, requires the Company to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. FAS 121 also requires rate-regulated companies to recognize an impairment for regulatory assets that are not probable of future recovery. Adoption of FAS 121 is not expected to have a material impact on the Company's results of operations or financial position.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

   OVERVIEW

   MidAmerican Energy Company (the Company or MidAmerican) is a newly created, regulated public utility company, incorporated in the State of Iowa. On July 1, 1995, Iowa-Illinois Gas and Electric Company (Iowa-Illinois), Midwest Resources Inc. (Resources) and its utility subsidiary, Midwest Power Systems Inc. (Midwest Power), merged with and into the Company. Pursuant to the merger, each outstanding share of preferred and preference stock of the predecessor companies was converted into one share of a similarly designated series of MidAmerican preferred stock, no par value. Each outstanding share of common stock of Resources and Iowa-Illinois was converted into one share and the right to receive
1.47 shares, respectively, of MidAmerican common stock, no par value.

   The Company's utility operations (the Utility) consist of two principal business units: an electric business unit headquartered in Davenport, Iowa, and a natural gas business unit headquartered in Sioux City, Iowa. The Company's corporate headquarters, which includes various staff functions, is in Des Moines, Iowa. InterCoast Energy Company (InterCoast) and Midwest Capital Group, Inc. (Midwest Capital) are the nonregulated subsidiaries of the Company and are headquartered in Des Moines. InterCoast conducts various nonregulated activities of the Company, while Midwest Capital functions as a regional business development company in the utility service territory.

   Utility retail customers of the Company will continue to be served under the separate utility service tariffs of Midwest Power and Iowa-Illinois until such time as merged tariffs are approved by regulators.

   Management anticipates the merger will permit the Company to derive benefits from more efficient and economic utilization of the combined facilities and resources of its predecessors. Savings are estimated to be in excess of $500 million over the next 10 years. As discussed below, the Company has incurred, since the announcement of the merger in 1994, significant costs related to the consummation of the merger and the Company's plan for restructuring and reducing its work force. As part of the restructuring plan and in a continuing effort to eliminate duplicate functions, the Company is closing 30 customer offices and 25 service centers. Through strategic placement of service centers and customer offices and with technologies now available, the Company believes it will continue to provide reliable, quality service to its customers.

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

RESULTS OF OPERATIONS

   The following table provides a summary of the earnings contribution of the Company's operations for the three, nine and twelve months ended periods.

                     ANALYSIS OF EARNINGS ON COMMON STOCK


                                 THREE MONTHS      NINE MONTHS    TWELVE MONTHS
                                ENDED SEPT. 30,  ENDED SEPT. 30,  ENDED SEPT. 30,
                                ---------------  ---------------  ---------------
                                 1995    1994     1995    1994     1995    1994
                                 -----   -----    -----  ------   ------  ------
Earnings in Millions of Dollars
   Utility operations            $44.4   $34.2    $98.3  $ 93.5   $115.4  $110.4
   Nonregulated operations        (8.6)    5.3     (2.8)   13.1     (0.7)   15.4
   Income (loss) from
      discontinued operations       --    (4.2)     0.5    (5.6)     0.5    (4.8)
                                 -----   -----    -----  ------   ------  ------
   Consolidated earnings         $35.8   $35.3    $96.0  $101.0   $115.2  $121.0
                                 -----   -----    -----  ------   ------  ------
                                 -----   -----    -----  ------   ------  ------

Earnings Per Common Share
   Utility operations            $0.44  $ 0.35   $ 0.98  $ 0.95   $ 1.15  $ 1.12
   Nonregulated operations       (0.08)   0.05    (0.03)   0.14       --    0.16
   Income (loss) from
     discontinued operations        --   (0.04)    0.01   (0.06)      --   (0.05)
                                 -----   -----    -----  ------   ------  ------
   Consolidated Earnings         $0.36  $ 0.36   $ 0.96  $ 1.03   $ 1.15  $ 1.23
                                 -----   -----    -----  ------   ------  ------
                                 -----   -----    -----  ------   ------  ------


   As part of the process of merging the operations of MidAmerican's predecessors, the Company developed a restructuring plan which includes employee separation, relocation and incentive retirement programs. The Company expects to complete the restructuring process by the end of 1995. The Company's earnings reflect the impact of costs related to the restructuring plan. In addition, the Company incurred costs throughout the merger process (transaction costs) to accomplish the requirements for consummation of the merger. As of September 30, 1995, the Company has recorded the following merger-related expenses:


                                 THREE MONTHS      NINE MONTHS    TWELVE MONTHS
                                ENDED SEPT. 30,  ENDED SEPT. 30,  ENDED SEPT. 30,
                                ---------------  ---------------  ---------------
                                 1995    1994     1995    1994     1995    1994
                                 -----   -----    -----  ------   ------  ------
In Millions of Dollars,
   Except Per Share Amounts

   Restructuring costs           $24.5   $  --    $30.5  $   --    $30.5  $   --

   Merger transaction costs        3.8     2.4      4.5     2.4      6.6     2.4

   Earnings per share
    reduction                    $0.18   $0.02    $0.22   $0.02    $0.24   $0.02



   Costs recorded in the third quarter of 1995 included the Company's estimate of the remaining employee severance, relocation and retirement benefit costs to be incurred as a result of the restructuring plan. Restructuring costs are primarily reflected in Other Operating Expenses on the Consolidated Statements of Income, and merger transaction costs are included in Other Income, Miscellaneous. Refer to Note (D) for further details of the restructuring plan and implementation progress.

   Earnings for each of the 1995 periods reflected on the Company's Consolidated Statements of Income were also reduced by approximately $8.1 million, or eight cents per average share, for adjustments of certain nonregulated investments. The pre-tax amount of the adjustments, which is included in Other Income of Subsidiaries on the Consolidated Statements of Income, reflects other-than-temporary declines of $14.4 million in the value of those nonregulated investments. The investments are primarily alternative energy projects. The adjustments reflect changed facts and circumstances and the declining financial conditions of the investees during the quarter.

   Hot weather in July and August 1995 resulted in a substantial increase in sales of electricity for the quarter ended September 30, 1995, compared to the third quarter of 1994. The increase in sales was a major contributor to increases in the electric gross margin for each of the 1995 periods compared to the corresponding 1994 period. The electric gross margin contributed approximately 23 cents per share more to earnings in the quarter ended September 30, 1995, compared to the third quarter of 1994.

OPERATING REVENUES

   ELECTRIC:

   Electric operating revenues increased $49.5 million for the third quarter of 1995 compared to the third quarter of 1994, and $62.2 million and $68.1 million for the nine months and twelve months ended September 30, 1995, respectively, compared to the corresponding periods in 1994. An 11% increase in retail sales of electricity for the 1995 third quarter compared to the 1994 third quarter was the main cause of the increase in electric revenues for each of the 1995 periods. The increase in sales was mostly the result of warmer temperatures which, measured in cooling degree days, were 56% warmer in the 1995 third quarter than in the comparable 1994 quarter.

   Various increases in electric service rates also contributed to the increase in electric revenues. In October 1994 and January 1995, the Company implemented rate increases for Iowa energy efficiency cost recovery filings which allow a total increase in electric revenues of $31.7 million over a four-year period. Effective August 8, 1995, the Company began collection of $18.6 million over a four-year prospective period related to another energy efficiency cost recovery filing. A majority of the increase in revenues from the energy efficiency filings does not affect net income due to an increase in operating expenses as a result of the amortization of related deferred costs.

   In connection with an Iowa electric rate filing, the Company began collecting in January 1995 interim rates representing an increase of $13.6 million in annual electric revenues. On July 10, 1995, the Iowa Utilities Board (IUB) approved a final rate increase in the proceeding, representing an increase of $20.3 million in annual electric revenues. The final rates were effective August 11, 1995. The new rates include a component for the recovery of other postretirement employee benefit (OPEB) costs on an accrual basis instead of the pay-as-you-go basis previously used. Approximately $8 million of the $20.3 million increase in annual revenues relates to additional expensing of OPEB costs. As a result, net income was minimally affected by the increase in revenues from this component.

   Revenues from sales for resale increased $7.6 million, $13.4 million and $5.8 million for the three, nine and twelve months ended September 30, 1995, compared to the respective 1994 periods due to a substantial increase in sales during 1995. In addition to greater opportunity for sales, increased availability of nuclear generating facilities in 1995 increased the amount of energy available for sales for resale. The Company is a 25% owner in Quad-Cities Nuclear Power Station (Quad-Cities Station), which is owned and operated by Commonwealth Edison. The Company also purchases 50% of the energy of Cooper Nuclear Station (Cooper), which is owned and operated by Nebraska Public Power District, through a power purchase agreement. Coal delivery uncertainties in 1994 also limited the Company's sales for resale activity in the 1994 period.

   GAS:

   Gas operating revenues increased $7.3 million for the third quarter of 1995 compared to the third quarter of 1994. An increase in rate levels and in sales volumes had a positive impact on gas revenues. Cooler temperatures in September 1995 contributed to the increase in sales. In addition, an increase in the amount of purchased gas costs recovered through purchased gas adjustment clauses (PGAs) increased revenues. A higher cost of gas per unit was also a cause of the increase in revenues collected through the PGAs. Variations in revenues due to PGAs reflect corresponding changes in the cost of gas per unit sold and, thus, do not affect gross margin or net income.

   Gas operating revenues for the nine months and twelve months ended September 30, 1995, decreased $47.4 million and $79.7 million, respectively, compared to the corresponding 1994 periods. A reduction in revenues collected through the PGAs throughout most of the periods, due to a lower cost of gas per unit, was the primary cause of the decrease in revenues. As mentioned above, fluctuations in revenues from PGAs do not affect gross margin or net income due to the corresponding changes in the cost of gas. Gas operating revenues were further reduced by a decrease in sales due to warmer temperatures in the Company's service territory during the first quarter of 1995.

   In January 1995, the Company implemented a gas service rate increase resulting from an Iowa energy efficiency cost recovery filing which allows an increase in gas revenues of $6.7 million over a four-year period. In October 1994, the Company began collecting interim rates for an Iowa gas rate filing representing an increase of $8.2 million in annual gas revenues. The IUB allowed the Company a final rate increase of $10.6 million in annual gas revenues. The final rates were effective August 1, 1995. Approximately $2.5 million of the $10.6 million increase in annual revenues relates to the recovery of OPEB costs on an accrual basis. Increases in revenues due to OPEB and energy efficiency costs have a minimal impact on net income due to corresponding increases in operating expenses.

OPERATING EXPENSES

   Changes in the cost of electric fuel, energy and capacity (collectively, Energy Costs) reflect fluctuations in generation levels and mix, fuel cost and energy and capacity purchases. Energy Costs for the three, nine and twelve months ended September 30, 1995, increased compared to the comparable periods in 1994 due primarily to the increase in sales. For the three-month and nine-month periods, the increase in total Energy Costs as a result of greater sales of electricity was partially offset by a decrease in the average Energy Cost per unit. Part of the decrease in the average Energy Cost per unit was due to the availability of nuclear generation in 1995.

   Cost of gas sold increased for the quarter ended September 30, 1995, compared to the 1994 third quarter due to an increase in sales and in the average cost of gas per unit sold. Cost of gas sold for the nine months and twelve months ended September 30, 1995, decreased compared to the corresponding 1994 periods due primarily to a decrease in the average cost of gas per unit sold. The reduction in gas sales for those periods also contributed to the decrease.

   Other operations and maintenance expenses increased for each of the 1995 periods presented compared to the 1994 periods due primarily to costs related to the restructuring plan discussed in the opening section of Results of Operations. As discussed above, the 1995 periods also include increases from deferred energy efficiency and OPEB costs. Expenses for the 1994 nine-month and twelve-month periods were reduced by $3 million due to capitalizing previously expensed energy efficiency costs to comply with the IUB regulation of these costs. The increases for the 1995 periods were partially offset by reductions in nuclear operating and maintenance costs totalling $1.7 million, $7.4 million and $6.0 million for the three, nine and twelve months ended September 30, 1995, respectively. The timing of other power plant maintenance also reduced maintenance expenses for the 1995 periods.

   Property and other taxes increased for the nine months and twelve months ended September 30, 1995, compared to the corresponding 1994 periods due mostly to changes in property assessment values.

OTHER INCOME

   Revenues and expenses for the Company's subsidiaries decreased for the three, nine and twelve months ended September 30, 1995, compared to the corresponding periods in 1994 due primarily to a decrease in the volume and margins on nonregulated sales of natural gas. Revenues related to oil and gas production decreased due to lower gas prices realized on a higher volume of natural gas production. Expenses were further reduced by the income tax effect of the adjustments to nonregulated investments in the third quarter of 1995. Reduced interest expense also contributed to the decrease in expenses of subsidiaries for the third quarter comparison.

   The adjustments to nonregulated investments discussed at the beginning of Results of Operations were the primary cause of the decrease in other income of subsidiaries for each of the 1995 periods. A gain on the sale of an investment in a leveraged lease in the first quarter 1994 and gains on the disposition of other investments in 1994 also contributed to the decrease in other income for the nine months and twelve months ended September 30, 1995, compared to the corresponding 1994 periods. The 1995 nine-month and twelve-month periods include a gain on the sale of a partnership interest in a gas marketing organization and a gain on the sale of a telecommunications venture, in the second quarter of 1995. These two gains contributed $5.0 million to earnings in those periods.

UTILITY INTEREST CHARGES

   Increased interest on long-term debt in the 1995 periods compared to the 1994 periods was due primarily to the issuance of $60 million of 7.875% Series of mortgage bonds in November 1994. The increase in other interest expense for the nine months and twelve months ended

September 30, 1995, compared to the corresponding 1994 periods, was due primarily to an interest payment to the Internal Revenue Service associated with the resolution of tax audits for the years 1986 to 1988.

DISCONTINUED OPERATIONS

   In October 1994, the Company announced its intent to divest its construction subsidiaries. The sale of certain assets of one of the subsidiaries was completed in December 1994, and the sale of the other construction subsidiary was completed in March 1995. Settlement of a construction receivable in the second quarter of 1995 resulted in $0.5 million of income in the nine months and twelve months ended 1995 periods. The 1994 periods include the anticipated loss on disposal recorded by the Company in the third quarter of 1994, as well as losses from operations of those subsidiaries.

PREFERRED AND PREFERENCE DIVIDENDS

   The decrease in the preferred and preference dividend requirement in the 1995 periods compared to the corresponding periods in 1994 was due mostly to the redemption of three series of outstanding preferred shares in December 1994.

   LIQUIDITY AND CAPITAL RESOURCES

   The Company has available to it a variety of sources of liquidity and capital resources, both internal and external. These resources provide funds required for current operations, debt retirement, dividends, construction expenditures and other capital requirements.

   For the first nine months of 1995, the Company had net cash provided from operating activities of $307 million and net cash used of $228 million and $80 million in investing and financing activities, respectively.

INVESTING ACTIVITIES

   Utility construction expenditures, including allowance for funds used during construction (AFUDC), Quad-Cities Station nuclear fuel purchases and Cooper capital improvements, were $141 million for the first nine months of 1995. Management anticipates actual 1995 construction expenditures will be less than the $213 million combined forecast of its predecessor companies.

   The Company's board of directors recently approved a 1996 utility construction expenditures plan in the amount of $166 million including AFUDC. The 1996 plan includes $35 million for Cooper capital improvements and Quad-Cities Station nuclear fuel purchases and construction expenditures. For the years 1996 through 2000, the Company forecasts $818 million for utility construction expenditures, $154 million of which is for nuclear expenditures.

   The Company expects that all utility capital expenditures for 1996 through 2000 will be met with cash generated from utility operations, net of dividends.

   Capital expenditures of nonregulated subsidiaries were $50 million for the nine months ended September 30, 1995. For 1996, capital expenditures of nonregulated subsidiaries are forecasted to be approximately $100 million, primarily related to InterCoast.

   InterCoast invests in a variety of marketable securities which it holds for indefinite periods of time. For the nine months ended September 30, 1995, InterCoast had a net increase of $58 million in its investments in marketable securities. Realized gains and losses on investments in marketable securities are reflected in the Gain (Loss) on Sale of Assets and Long-term Investments line on the Consolidated Statement of Cash Flows.

FINANCING ACTIVITIES

   As of October 31, 1995, the Utility had bank lines of credit of $250 million to provide short-term financing for utility operations. Commercial paper borrowings of the Utility are backed by the lines of credit and, correspondingly, commercial paper outstanding reduces the amount of available lines of credit. The Utility currently has authority from the Federal Energy Regulatory Commission (FERC) to issue short-term debt in the form of commercial paper and bank notes aggregating $400 million. The Utility also has lines of credit and revolving credit facilities which are dedicated to provide liquidity for outstanding pollution control revenue bonds that are periodically remarketed.

   The Utility has $237 million of long-term debt maturities and cash sinking fund requirements for 1995 through 1999, of which $236 million is after 1996.

   The Utility does not currently anticipate issuing additional long-term debt in 1995 or 1996. As of December 31, 1994, the Utility had the capability to issue approximately $1 billion of bonds under the current indentures of Midwest Power and Iowa-Illinois, should the need arise.

   During the first six months of 1995, Resources and Iowa-Illinois issued original issue shares of common stock through certain of their employee stock purchase and dividend reinvestment plans. On a MidAmerican share basis, 1,065,240 shares of common stock were issued. The Company has a registration statement on file with the Securities and Exchange Commission, and has authority from the FERC and the Illinois Commerce Commission, to issue up to 6,000,000 shares of MidAmerican common stock through its Shareholder Options Plan (the Company's dividend reinvestment and stock purchase plan). Since the effective date of the merger, the Company has used open market purchases of its common stock rather than original issue shares to meet share obligations under its Employee Stock Purchase Plan and the Shareholder Options Plan.

   Subsequent to the consummation of the merger, the Company made a $55 million equity contribution to InterCoast. The equity contribution was used to extinguish all of Midwest Capital's Senior Notes and its variable interest rate Notes Payable. The remaining support agreement between the Utility and Midwest Capital is expected to expire in October 1997 and relates to a performance guarantee by Midwest Capital of a joint venture turnkey engineering, procurement and construction contract for a cogeneration project. In October 1995, the project received preliminary acceptance from the owner, which pursuant to the construction contract, eliminates the potential for any liquidated damages being incurred related to the project.

    InterCoast's aggregate amounts of maturities and cash sinking fund requirements for long-term debt outstanding at September 30, 1995, are $9 million for 1995 and $245 million for the years 1996 through 1999. Amounts due in 1996 are expected to be repaid or refinanced with debt instruments. All of Midwest Capital's $26 million of long-term debt outstanding at September 30, 1995, matures in 1996.

   During the third quarter of 1995, InterCoast entered into a $64 million unsecured revolving credit facility agreement which matures in 1998. The facility was used primarily to refinance maturing Senior Notes. InterCoast also has a $110 million unsecured revolving credit facility agreement which matures in 1999. Borrowings under these agreements may be at a fixed rate, floating rate or competitive bid rate basis. All borrowings under these agreements are without recourse to the Utility. At September 30, 1995, InterCoast had $110 million of debt outstanding under these two revolving credit facility agreements.

   In addition, InterCoast has entered into two fixed rate to floating interest rate swaps each in the amount of $32 million. One swap was entered into in September 1995 and the second in October 1995. The fixed rates are 6.00% and 5.97%, respectively, and are for two and three years, respectively, in duration.

OPERATING ACTIVITIES

   The Utility is subject to oversight by several utility regulatory agencies. The operating environment and the recoverability of costs from utility customers are significantly influenced by the regulation of those agencies. In the past several years, the utility industry has become increasingly competitive. The Company is continually evaluating strategies that will enable it to successfully operate in a more competitive environment. The merger-related cost reductions, a new transmission tariff, and new marketing strategies, including the use of nonregulated energy subsidiaries, are all part of the Company's efforts to continue to enhance its competitive position. Due to the evolving nature of the utility industry, the extent and nature of the impact of competition on the Company's operations and profitability cannot be determined.

   In 1992, the FERC issued Order No. 636, directing a restructuring by interstate pipeline companies for their natural gas sales and transportation services. The Company's Consolidated Balance Sheet as of September 30, 1995, includes a $45 million noncurrent liability and regulatory asset recorded for transition costs incurred by interstate natural gas pipelines for their compliance with Order 636. These costs will be paid to the pipeline companies over the next several years. The Company may incur other future billings for transition costs; however, the Company does not expect these billings to have a material impact on the cost of gas. The Company is currently recovering costs related to Order 636 from its customers.

   Electric and gas utilities in Iowa are required to spend 2% and 1.5%, respectively, of their annual Iowa jurisdictional revenues on energy efficiency activities. In October 1994 and in January 1995, the Company began collecting over a four-year prospective period $19.7 million and $18.7 million, respectively, related to prior energy efficiency cost recovery filings. A recent district court ruling was issued which affirmed in all respects the IUB decisions allowing such recovery. In another cost recovery filing, the IUB issued an order on August 7, 1995, approving the collection over a four-year prospective period of $18.6 million.
Collection related to this filing began August 8, 1995. As of September 30, 1995, the Company had approximately $50 million of energy efficiency costs deferred on its Consolidated Balance Sheet for which recovery will be sought in future energy efficiency filings.

   Under a long-term power purchase contract with Nebraska Public Power District (NPPD), the Company purchases one-half of the output of Cooper. NPPD took Cooper out of service on May 25, 1994. Pending satisfaction of the concerns of the Nuclear Regulatory Commission (NRC), Cooper remained out of service until February 1995 when it returned to service following NRC approval to restart. In May 1995, the Company filed a lawsuit seeking unspecified damages from NPPD related to the 1994-95 Cooper outage.

   In June 1995, the NRC removed Cooper and the Quad-Cities Station from its list of adversely trending plants. The Quad-Cities Station and Cooper had been on the NRC list of adversely trending plants since January 1994.

   The United States Environmental Protection Agency (EPA) and state environmental agencies have determined that contaminated wastes remaining at certain decommissioned manufactured gas plant (MGP) facilities may pose a threat to the public health or the environment if such contaminants are in sufficient quantities and at such concentrations as to warrant remedial action.

   The Company is evaluating 26 properties which were, at one time, sites of gas manufacturing plants in which it may be a potentially responsible party (PRP). The purpose of these evaluations is to determine whether waste materials are present, whether such materials constitute an environmental or health risk, and whether the Company has any responsibility for remedial action. The Company is currently conducting field investigations at five sites and has completed investigations at three sites. In addition, the Company is currently removing contaminated soil at three sites, and has completed removals at two sites. The Company is continuing to evaluate several sites to determine the future liability, if any, for conducting site investigations or other site activity.

   The Company's present estimate of probable remediation costs for the sites discussed above is $22 million. This estimate has been recorded as a liability and a regulatory asset for future recovery through the regulatory process. The Illinois Commerce Commission has approved the use of a rider which permits recovery of the actual costs of litigation, investigation and remediation relating to former MGP sites. The Company's present rates in Iowa provide for a fixed annual recovery of MGP costs. The Company is pursuing recovery of the remediation costs from other PRPs and its insurance carriers.

   The estimate of probable remediation costs is established on a site specific basis. The costs are accumulated in a three-step process. First, a determination is made as to whether the Company has potential legal liability for the site and whether information exists to indicate that contaminated wastes remain at the site. If so, the costs of performing a preliminary investigation are accrued. Once the investigation is completed and if it is determined remedial action is required, the best estimate of remediation costs is accrued. If necessary, the estimate is revised when a consent order is issued.

   The estimated recorded liabilities for these properties are based upon data available at the time the estimate is made. The estimate could change materially based on facts and circumstances derived from site investigations, changes in required remedial action and changes in technology relating to remedial alternatives. In addition, insurance recoveries for some or all of the costs may be possible, but the liabilities recorded have not been reduced by any estimate of such recoveries.

   Although the timing of incurred costs, recoveries and the inclusion of provision for such costs in rates may affect the results of operations in individual periods, management believes that the outcome of these issues will not have a material adverse effect on the Company's financial position or results of operations.

ACCOUNTING STANDARDS AND ISSUES

   In March of 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 121 (FAS 121) regarding accounting for asset impairments. This statement, which must be adopted by the Company in the first quarter of 1996, requires the Company to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. FAS 121 also requires rate-regulated companies to recognize an impairment for regulatory assets that are not probable of future recovery. Adoption of FAS 121 is not expected to have a material impact on the Company's results of operations or financial position.

   The staff of the Securities and Exchange Commission has questioned certain of the current accounting practices of the electric utility industry, including the Company, regarding the recognition, measurement and classification of decommissioning costs for nuclear generating stations in the financial statements of electric utilities. In response to these questions, the FASB has agreed to review the accounting for removal costs, including decommissioning. If current electric utility industry accounting practices for such decommissioning are changed: (1) annual provisions for decommissioning could increase, (2) the estimated cost for decommissioning could be recorded as a liability rather than as accumulated depreciation, and (3) trust fund income from the external decommissioning trusts could be reported as investment income rather than a reduction to decommissioning expense. The Company believes that it is too early in the review to determine what impact, if any, it would have on the Company's operation and financial position.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibits Filed Herewith

     Exhibit 27 - Financial Data Schedule

(b)  Reports on Form 8-K

     On July 3, 1995, the Company filed a report on Form 8-K, dated July 1, 1995, regarding the merger of Midwest Resources Inc., Midwest Power Systems Inc. and Iowa-Illinois Gas and Electric Company with and into the Company. The following items were filed as Exhibits to the report:

          1. Consent of Deloitte & Touche LLP.
          2. News Release of MidAmerican Energy Company dated as of July 1, 1995.
          3. Unaudited Pro Forma Combined Statements of Income for the three months ended March 31, 1995 and 1994 and the twelve months ended December 31, 1994, 1993 and 1992 and Balance Sheets as of March 31, 1995 and
             December 31, 1994 and 1993.
          4. Supplemental Consolidated Financial
             Statements for each of the three years in the period ended December 31, 1994 and as of December 31, 1994 and 1993.
          5. Supplemental Consolidated Quarterly
             Financial Statements for the three months ended March 31, 1995 and 1994 and as of March 31, 1995.

     On August 11, 1995, the Company filed a report on Form 8-K, dated August 11, 1995 regarding the results of the first 31 days of operations by the Company.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             MidAmerican Energy Company
                                       -------------------------------------
                                                      (Registrant)







Date    November 13, 1995                          L. E. Cooper
        -----------------              -------------------------------------

                                                   L. E. Cooper
                                                   Group Vice President
                                                   Finance and Accounting
                                                   (Chief Financial Officer)