Form 10-K
period 1995-12-31
MIDAMERICAN ENERGY CO
filed 1996-03-11
CIK 928576

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     [Fee Required]

For the fiscal year ended ____December 31, 1995____

                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     [No Fee Required]

For the transition period from _______________________ to ______________________

Commission file number ____1-11505____

                           MIDAMERICAN ENERGY COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    IOWA                                       42-1425214
        ---------------------------------                  -------------------
          (State or other jurisdiction                      (I.R.S. Employer
        of incorporation or organization)                  Identification No.)

    666 Grand Ave., P.O. Box 657, Des Moines, Iowa                   50303
    ----------------------------------------------                 ----------
      (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code              515-242-4300

Securities registered pursuant to Section 12(b) of the
                         Act:
                                                          Name of each exchange
                 Title of each class                       on which registered
---------------------------------------------           -----------------------
COMMON STOCK, NO PAR VALUE                              NEW YORK STOCK EXCHANGE
PREFERRED STOCK, $1.7375 SERIES, NO PAR VALUE           NEW YORK STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act:

                  PREFERRED STOCK, $3.30 SERIES, NO PAR VALUE
                  PREFERRED STOCK, $3.75 SERIES, NO PAR VALUE
                  PREFERRED STOCK, $3.90 SERIES, NO PAR VALUE
                  PREFERRED STOCK, $4.20 SERIES, NO PAR VALUE
                  PREFERRED STOCK, $4.35 SERIES, NO PAR VALUE
                  PREFERRED STOCK, $4.40 SERIES, NO PAR VALUE
                  PREFERRED STOCK, $4.80 SERIES, NO PAR VALUE
                  PREFERRED STOCK, $5.25 SERIES, NO PAR VALUE
                  PREFERRED STOCK, $7.80 SERIES, NO PAR VALUE
--------------------------------------------------------------------------------
                              Title of each class

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X*_ No ___

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K /X/.

    The aggregate market value of voting stock held by non-affiliates of the registrant was $1,824,198,890 as of February 26, 1996, when 100,751,713 shares of common stock, without par value, were outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE:

    Portions of the Company's Annual Report to Shareholders for 1995 is incorporated by reference in Parts I and II hereof. A portion of the Company's Proxy Statement relating to its 1996 Annual Meeting of Shareholders is incorporated by reference in Part III hereof.

*MidAmerican Energy Company ("MidAmerican") is the successor by merger of Midwest Resources Inc. ("Midwest Resources"), Midwest Power Systems Inc. ("Midwest Power") and Iowa-Illinois Gas and Electric Company ("Iowa-Illinois") with and into MidAmerican. The effective date of the merger was July 1, 1995, and prior to such effective date, MidAmerican had no assets or operations. Prior to such effective date, each of Iowa-Illinois, Midwest Resources and Midwest Power was subject to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), and accordingly filed in a timely manner all reports required to be filed pursuant to Sections 13 or 15(d) of the Exchange Act during the preceding 12 months.

                           MIDAMERICAN ENERGY COMPANY

                         1995 FORM 10--K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                               -----
                                                        PART I
Item 1     Business
             General Development of Business..............................................................           4
             Financial Information About Industry Segments................................................           4
             Narrative Description of Business............................................................           4
               General....................................................................................           4
               Rate Matters...............................................................................           6
               Electric Operations........................................................................           7
               Natural Gas Operations.....................................................................           9
               Construction Program.......................................................................          10
               General Utility Regulation.................................................................          10
               Nuclear Regulation.........................................................................          11
               Environmental Regulations..................................................................          12
               InterCoast Energy Company..................................................................          13
               Midwest Capital Group......................................................................          14
Item 2     Properties.....................................................................................          15
Item 3     Legal Proceedings..............................................................................          17
Item 4     Submission of Matters to a Vote of Security Holders............................................          17


Other Information
           Executive Officers of the Registrant...........................................................          18
           Business Transaction Policy Statement..........................................................          18

                                                        PART II
Item 5     Market for the Registrant's Common Equity and Related Stockholder Matters......................          19
Item 6     Selected Financial Data........................................................................          19
Item 7     Management's Discussion and Analysis of Financial Condition and Results of Operations..........          20
Item 8     Financial Statements and Supplementary Data....................................................          20
Item 9     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure......................................................................          20

                                                       PART III
Item 10    Directors and Executive Officers of the Registrant.............................................          20
Item 11    Executive Compensation.........................................................................          20
Item 12..  Security Ownership of Certain Beneficial Owners and Management.................................          20
Item 13    Certain Relationships and Related Transactions.................................................          20

                                                        PART IV
Item 14    Exhibits, Financial Statement Schedules, and Reports on Form 8-K...............................          21

Signatures................................................................................................          26
Exhibits Index............................................................................................          29

                                     PART I

ITEM 1.  BUSINESS
(A)  GENERAL DEVELOPMENT OF BUSINESS

    MidAmerican Energy Company (MidAmerican or the Company), an Iowa corporation, was formed on July 1, 1995, through the merger of Iowa-Illinois Gas and Electric Company (Iowa-Illinois), Midwest Resources Inc. (Midwest Resources) and Midwest Power Systems Inc. (Midwest). The merger was accounted for as a pooling-of-interests. MidAmerican is primarily engaged in the business of generating, transmitting, distributing and selling electric energy and distributing, selling and transporting natural gas. The Company has two wholly owned subsidiaries: InterCoast Energy Company (InterCoast) and Midwest Capital Group, Inc. (Midwest Capital). InterCoast engages in nonregulated energy-related businesses. Midwest Capital conducts economic development activities in the Company's service territory. Prior to the merger, Iowa-Illinois was engaged in business activities similar to those of MidAmerican. InterCoast was a wholly owned subsidiary of Iowa-Illinois. Midwest Resources was an exempt public utility holding company with two wholly owned subsidiaries: Midwest and Midwest Capital. Midwest was engaged in utility activities similar to those of MidAmerican and Midwest Capital was engaged in nonregulated business activities.

    In January 1996, the Company's board of directors approved an Agreement and Plan of Exchange related to the formation of MidAmerican Energy Holdings Company (Holdings), a holding company. Holdings will have three wholly owned subsidiaries, MidAmerican (utility operations), Midwest Capital and InterCoast. Consummation of the holding company structure is subject to approval by holders of a majority of the outstanding shares of the Company's common stock. In addition, certain orders must be received from the Illinois Commerce Commission
(ICC),  the Iowa Utilities Board (IUB), the Federal Energy Regulatory Commission
(FERC) and the Nuclear Regulatory Commission (NRC). Subject to the receipt of such orders, each share of MidAmerican common stock will be exchanged for one share of Holdings common stock. It is management's intent, if possible, to complete the formation of the holding company and share exchange by the end of 1996.

(B)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

    Financial information on the Company's segments of business is included under the Note "Segment Information" on page 35 of the Company's Annual Report to Shareholders for 1995, which page is incorporated herein by reference.

(C)  NARRATIVE DESCRIPTION OF BUSINESS

GENERAL

    The Company distributes electric energy in Council Bluffs, Des Moines, Fort Dodge, Iowa City, Sioux City and Waterloo, Iowa, the Quad-Cities (Davenport and Bettendorf, Iowa and Rock Island, Moline and East Moline, Illinois) and a number of adjacent communities and areas.

    The Company distributes natural gas in Cedar Rapids, Des Moines, Fort Dodge, Iowa City, Sioux City and Waterloo, Iowa; the Quad-Cities; Sioux Falls, South Dakota; and a number of adjacent communities and areas.

    MidAmerican's electric and gas operations are conducted under franchises, certificates, permits and licenses obtained from state and local authorities. The franchises, with various expiration dates, are typically for 25-year terms.

    The  population of the Company's  utility service territory is approximately
1.7 million. As of December 31, 1995, the Company had 635,000 retail electric customers and 601,000 natural gas customers.

    The Company has a residential, agricultural, commercial and diversified industrial customer group, in which no single industry or customer accounted for more than 3.5% (food and kindred products industry) of the Company's total 1995 electric operating revenues or 3.6% (food and kindred products industry) of its total 1995 gas operating margin. Among the primary industries served by the Company are those which are concerned with the manufacturing, processing and fabrication of primary metals, real estate, food products, farm and other non-electrical machinery, and cement and gypsum products.

    For the year ended December 31, 1995, the Company derived approximately 64% of its gross operating revenues from its electric business and 27% from its gas business. For 1994 and 1993, the corresponding percentages were 60% electric and 29% gas, and 60% electric and 32% gas, respectively.

    Historical electric sales by customer class as a percent of total electric sales and retail electric sales data by state as a percent of total retail sales are shown below:

                              TOTAL ELECTRIC SALES
                               BY CUSTOMER CLASS

                                                                  1995         1994         1993
                                                               -----------  -----------  -----------
Residential..................................................       23.2%        24.7%        22.7%
Small General Service........................................       19.1         22.3         19.9
Large General Service........................................       26.1         28.0         24.5
Other........................................................        4.7          5.2          4.7
Sales for Resale.............................................       26.9         19.8         28.2
                                                                   -----        -----        -----
    Total....................................................      100.0%       100.0%       100.0%
                                                                   -----        -----        -----
                                                                   -----        -----        -----

                             RETAIL ELECTRIC SALES
                                    BY STATE

                                                                  1995         1994         1993
                                                               -----------  -----------  -----------
Iowa.........................................................       89.5%        88.6%        88.7%
Illinois.....................................................        9.9         10.9         10.9
South Dakota.................................................        0.6          0.5          0.4
                                                                   -----        -----        -----
    Total....................................................      100.0%       100.0%       100.0%
                                                                   -----        -----        -----
                                                                   -----        -----        -----

    Historical gas sales, excluding transportation throughput, by customer class as a percent of total gas sales and by state as a percent of total retail gas sales are shown below:

                                TOTAL GAS SALES
                               BY CUSTOMER CLASS

                                                                  1995         1994         1993
                                                               -----------  -----------  -----------
Residential..................................................       57.3%        55.3%        55.6%
Small General Service........................................       32.9         33.0         31.6
Large General Service........................................        6.2          8.4          8.9
Sales for Resale and Other...................................        3.6          3.3          3.9
                                                                   -----        -----        -----
    Total....................................................      100.0%       100.0%       100.0%
                                                                   -----        -----        -----
                                                                   -----        -----        -----

                                RETAIL GAS SALES
                                    BY STATE

                                                                  1995         1994         1993
                                                               -----------  -----------  -----------
Iowa.........................................................       78.0%        76.6%        74.5%
Illinois.....................................................       10.7         11.9         11.4
South Dakota.................................................       10.6         10.8          5.4
Other........................................................        0.7          0.7          8.7
                                                                   -----        -----        -----
    Total....................................................      100.0%       100.0%       100.0%
                                                                   -----        -----        -----
                                                                   -----        -----        -----

    There are seasonal variations in the Company's electric and gas businesses which are principally related to the use of energy for air conditioning and heating. In 1995, 40.3% of the Company's electric revenues were reported in the months of June, July, August and September, reflecting the use of electricity for cooling, and 50.3% of the Company's gas revenues were reported in the months of January, February, March and December, reflecting the use of gas for heating.

    At December 31, 1995, the Company had 3,602 full-time employees, of which 3,331 were employed in utility operations and 271 were employed by the Company's nonregulated subsidiaries.

    InterCoast and its subsidiaries manage the nonregulated businesses of the Company. The nonregulated businesses include oil and gas production, financial investments, leasing activities, energy services and railcar leasing and management.

    Midwest   Capital  and  its  subsidiaries   manage  the  Company's  economic
development investments. The economic development investments are primarily real estate.

RATE MATTERS

    Under Iowa law, temporary collection of higher rates can begin (subject to refund) 90 days after filing with the IUB for that portion of such higher rates approved by the IUB based on prior ratemaking principles and a rate of return on common equity previously approved. If the IUB has not issued a final order within ten months after the filing date, the temporary rates cease to be subject to refund and any balance of the requested rate increase may then be collected subject to refund. Exceptions to the ten month limitation are provided for extensions due to a utility's lack of due diligence in the rate proceeding, judicial appeals and situations involving new generating units being placed in service.

    Under Illinois law, new rates may be put into effect by the Company 45 days after filing with the ICC, or on such earlier date as the ICC may approve, subject to the power of the ICC to suspend the proposed new rates for a period not to exceed eleven months after filing, pending a hearing.

    South Dakota law authorizes the South Dakota Public Utilities Commission (SDPUC) to suspend new rates for up to six months during the pendency of rate proceedings; however, the rates are permitted to be implemented after six months subject to refund pending a final order in the proceeding.

    Additional information on the Company's current rate proceedings is included under the Note "Rate Matters" on page 34 of the Company's Annual Report to Shareholders for 1995, which page is incorporated herein by reference.

    In April 1992, the FERC issued Order No. 636, directing a restructuring by interstate pipeline companies for their natural gas sales and transportation services. The FERC Order contemplated that transitional gas supply realignment costs related to this restructuring may be billed by interstate pipelines to their customers. At December 31, 1995, a regulatory asset of $40.8 million, with an offsetting non-current Other Liability, had been recorded. In addition, the Company estimates it may incur other future billings of approximately $15.8 million related to such restructuring. The Company is currently recovering such costs through rates.

    The Company has established an external trust for the investment of funds collected for nuclear decommissioning associated with Quad-Cities Nuclear Station (Quad-Cities Station) of which the Company is a 25% owner. The owner and operator of Cooper Nuclear Station (Cooper), from which the Company purchases 50% of the output pursuant to a long-term agreement, maintains a decommissioning fund into which the Company makes contributions as a component of its power purchase payments. Electric tariffs in effect for 1995 include provisions for annual decommissioning costs at Quad-Cities Station and Cooper of approximately $17.5 million. In Illinois, nuclear decommissioning costs are included in customer billings through a mechanism that permits annual adjustments. In Iowa, such costs are reflected in base rates.

    The Company's Iowa electric tariffs contain a Uniform Electric Energy Adjustment Clause under which the Company's billings reflect changes in the cost of all fuels used for electric generation, including nuclear fuel disposition costs, as well as the net effect of energy transactions (other than capacity) with other utilities. Changes in the cost of gas to the Company are reflected in its Iowa gas rates through the Iowa Uniform Purchased Gas Adjustment Clause.

    Under Illinois electric tariffs, the Company's Fuel Cost Adjustment Clause reflects changes in the cost of all fuels used for electric generation, including allowable fuel transportation costs, nuclear fuel disposition costs and the effects of energy transactions (other than capacity and margins on interchange sales) with other utilities. Changes in the cost of gas to the Company are reflected in its Illinois gas rates through the Illinois Uniform Purchased Gas Adjustment Clause.

ELECTRIC OPERATIONS

    The annual hourly peak demand occurs principally as a result of air conditioning use during the cooling season. MidAmerican's highest hourly peak demand in 1995 was 3,553 megawatts (MW), which was 269 MW more than the combined hourly peak of the predecessor companies.

    MidAmerican is interconnected with certain Iowa and neighboring utilities and is one of 29 utilities involved in an electric power pooling agreement known as the Mid-Continent Area Power Pool (MAPP). The purpose of MAPP is to coordinate the planning, construction and operation of generation and transmission facilities, including the purchase and sale of power and energy among members.

    In October 1992, the National Energy Policy Act (NEPA) was signed into law. NEPA allows all electric generators, whether subject to utility regulation or not, to transport wholesale power across utilities' transmission facilities and is intended to promote competition in the wholesale electric market. The FERC has also developed, and is in the process of developing, policies to encourage open-access to utilities' transmission facilities. These policies include pricing, good faith requests and responses for transmission services and recovery of stranded costs by public and transmitting utilities. In addition, the IUB has initiated a formal inquiry proceeding entitled: "Emerging Competition in the Electric Utility Industry." The Company is participating in these various proceedings, as appropriate, in an attempt to assist in the development of public policy in these areas. The Company has and will continue to evaluate the impact on MidAmerican of policy decisions that result from these proceedings. Additional information on anticipated changes in the utility industry is included in the "Operating Activities" section of Management Discussion and Analysis of Financial Condition and Results of Operations (MD&A) on pages 18 and 19 of the Company's Annual Report to Shareholders for 1995 which pages are incorporated herein by reference.

    The Company's accredited 1995 summer net generating capacity was 4,384 megawatts. The net generating capacity at any time may be less due to regulatory restrictions, fuel restrictions and generating units being temporarily out of service for inspection, maintenance, refueling or modifications.

    FUEL SUPPLY FOR ELECTRIC OPERATIONS

    The Company's sources of fuel for electric generation have been as follows for the periods shown:

                                                                      YEAR ENDED DECEMBER 31,
                                                               -------------------------------------
                                                                  1995         1994         1993
                                                               -----------  -----------  -----------
Fuel Source:
  Coal.......................................................       77.6%        83.4%        77.8%
  Nuclear....................................................       21.6         15.7         21.5
  Gas........................................................        0.7          0.7          0.7
  Oil........................................................        0.1          0.2        --
                                                                   -----        -----        -----
    Total....................................................      100.0%       100.0%       100.0%
                                                                   -----        -----        -----
                                                                   -----        -----        -----


    The average costs of fuels received (including transportation and handling costs) in cents per million BTU's consumed have been as follows for the periods shown:

                                                                  YEAR ENDED DECEMBER 31,
                                                           -------------------------------------
                                                              1995         1994         1993
                                                           -----------  -----------  -----------
Fuel Source:
  Nuclear................................................      44.19        47.08        47.72
  Coal...................................................      95.14        95.90        97.12
  Gas....................................................     226.92       297.08       303.21
  Oil....................................................     422.80       422.13       438.68

Total Weighted Average...................................      90.21        90.96        88.99

    The average cost of coal received (including transportation) per ton for the years 1995, 1994 and 1993 has been $15.61, $15.67 and $15.91, respectively.

    MidAmerican has contracts with rail shippers providing for the delivery of coal to its generating stations. In addition, the Company has used spot market purchases of coal to effectively manage inventory levels and take advantage of near-term coal market opportunities. The Company is continuing to satisfy its coal requirements with a combination of contract and spot purchases. The Company believes its sources of coal for its fossil-fueled generating stations are and will continue to be satisfactory. Renewal of expiring contracts and negotiations of new agreements will be pursued as required. Natural gas and oil are used for peak demand electric generation and for standby purposes. These sources are presently in adequate supply and available to meet the Company's needs.

    The Company is a 25% joint owner of Quad-Cities Station. The Company has been advised by Commonwealth Edison (ComEd), the joint owner and operator of Quad-Cities Station, that the majority of its uranium concentrate and uranium conversion requirements for Quad-Cities Station for 1996 can be met under existing supplies or commitments. ComEd foresees no problem in obtaining the remaining requirements now or obtaining future requirements. ComEd further advises that all enrichment requirements have been contracted through 1999. Commitments for fuel fabrication have been obtained at least through 2000. ComEd does not anticipate that it will have any difficulty in contracting for uranium concentrates for conversion, enrichment or fabrication of nuclear fuel needed to operate Quad-Cities Station.

    The Company purchases one-half of the power and energy of Cooper through a long-term power purchase contract with Nebraska Public Power District (NPPD). Approximately 30% of the fuel in the core at Cooper must be replaced every 18 months. The next refueling cycle is currently scheduled to begin in March of 1997. NPPD has informed the Company that it either has sufficient materials and services available to meet foreseeable Cooper requirements or that such materials and services are readily available from suppliers.

     Under the Nuclear Waste Policy Act of 1982 (NWPA), the Department of Energy
(DOE) is responsible for the selection and development of repositories for, and the permanent disposal of, spent nuclear fuel and high-level radioactive wastes. ComEd and NPPD, as required by the NWPA, have signed a contract with the DOE to provide for the disposal of spent nuclear fuel and high-level radioactive waste beginning not later than January 1998. The DOE has stated, however, that the delivery schedule for spent nuclear fuel may be delayed, and it is expected that it will be significantly delayed. The costs incurred by the DOE for disposal activities will be financed by fees charged to owners and generators of the waste. ComEd has informed the Company that there is on-site storage capability at the Quad-Cities Station sufficient to permit such interim storage at least through 2007. NPPD has informed the Company that there is on-site storage capability at the Cooper Station sufficient to permit such interim storage at least through 2004, the remaining term of the long-term power purchase contract. Meeting spent nuclear fuel storage requirements beyond such time could require modifications to the spent fuel storage pools or new and separate storage facilities, the costs of which have not been determined at this time. Industry activities are underway to utilize dry casks for the interim storage of high-level radioactive waste. This may provide an alternative for interim on-site storage of such waste.

NATURAL GAS OPERATIONS

    MidAmerican is engaged in the procurement, transportation, and distribution of natural gas for utility and end-use customers in the Midwest. With the implementation in 1993 of FERC Order 636 and related orders (Order 636 or Orders), MidAmerican began operating in a more competitive environment.
MidAmerican now has complete responsibility for natural gas procurement, transportation and storage, a responsibility which had previously resided with the interstate pipeline suppliers. These Orders directly impact the operations, revenues and costs of local distribution companies
(LDCs), including MidAmerican, and create new opportunities.

    The Company has firm rights to pipeline capacity to transport gas from the production area to its service territory. With the restructuring of the industry, if the Company does not need the capacity (due to fluctuations in anticipated system demand), it can "sublease" such capacity to other companies. To provide incentives for the achievement of optimum use of available transportation capacity, an IUB ruling allows the Company to retain 30% of Iowa revenues earned on the "subleased" capacity and returns 70% to customers through the purchased gas adjustment.

    Information on the impact of FERC Order 636 is included in the "Operating Activities" section of MD&A on page 19 of the Company's Annual Report to Shareholders for 1995, which page is incorporated herein by reference.

    FUEL SUPPLY AND CAPACITY

    The Company purchases the majority of its gas supplies from producers or third party marketers and transports the gas on a firm or interruptible basis through the Northern Natural Gas (NNG), Natural Gas Pipeline Company of America
(NGPL) and ANR Pipeline Company (ANR) systems. To insure system reliability, a geographically diverse supply portfolio with varying terms and conditions is utilized for the gas supplies.

    The Company utilizes leased gas storage to meet peak day requirements and to manage the daily changes in demand due to changes in weather. The storage gas is replaced during the summer months. In addition, the company also utilizes three liquefied natural gas plants and five propane-air peak shaving plants to meet peak day demands.

    On February 2, 1996, the Company had an estimated new peak-day delivery of 1,140 million cubic feet. This peak-day delivery included approximately 88% from traditional sales service customers and 12% from customer owned gas transported through the Company's system. The supply sources utilized by the Company to meet its peak-day deliveries to its sales service customers were:

                                                                      MILLIONS
                                                                      OF CUBIC   PERCENT OF
                                                                        FEET        TOTAL
                                                                      ---------  -----------
Underground Storage.................................................      349.4        34.7
Firm Supply.........................................................      485.3        48.2
LNG Facilities......................................................      116.5        11.6
LP Facilities.......................................................       56.2         5.5
                                                                      ---------       -----
    Total...........................................................    1,007.4       100.0
                                                                      ---------       -----
                                                                      ---------       -----

    The Company does not anticipate any difficulties in meeting its future demands through the use of its supply portfolio and pipeline interconnections for the foreseeable future.

CONSTRUCTION PROGRAM

    The table below shows actual utility capital expenditures for 1995 and budgeted utility expenditures for 1996 and for the period 1997 - 2000.

                                                                         1996       1997-2000
                                                         1995 ACTUAL   BUDGETED     BUDGETED
                                                         -----------  -----------  -----------
                                                                (THOUSANDS OF DOLLARS)
Electric Property
  Production...........................................  $    32,919  $    28,826  $   152,544
  Transmission.........................................       15,550       25,300       96,600
  Distribution.........................................       53,670       35,200      142,800
Gas....................................................       51,310       37,585      127,972
Administration and Other...............................       23,531       13,547       40,789
                                                         -----------  -----------  -----------
    Subtotal...........................................      176,980      140,458      560,705
Quad-Cities Fuel.......................................        2,293       17,300       38,300
Cooper Additions.......................................       11,498        8,574       52,656
                                                         -----------  -----------  -----------
    Total..............................................  $   190,771  $   166,332  $   651,661
                                                         -----------  -----------  -----------
                                                         -----------  -----------  -----------

    The amounts shown above include allowance for funds used during construction. Of the $181.4 million of budgeted electric production expenditures for the 1996-2000 period, $37.6 million are for expenditures at the Quad-Cities Station. Also included in the amounts above, are capital expenditures required to maintain compliance with the Clean Air Act Amendments of 1990 (CAA). See Environmental Regulations. In addition to the amounts shown above, the Company also expects to contribute a total of approximately $45 million to an external trust for Quad-Cities nuclear decommissioning during the 1996-2000 period.

GENERAL UTILITY REGULATION

    MidAmerican is a public utility within the meaning of the Federal Power Act and a natural gas company within the meaning of the Natural Gas Act. Therefore, it is subject to regulation by FERC, in regard to numerous activities, including the issuance of securities, accounting policies and practices, sales for resale rates, the establishment and regulation of electric interconnections and transmission services and replacement of certain gas utility property.

    The Company is a public utility under the laws of Illinois and is regulated by the ICC as to retail rates, services, accounts, issuance of securities, affiliate transactions, construction, acquisition and sale of utility property, acquisition and sale of securities and in other respects as provided by the laws of Illinois. The Company is also a public utility under the laws of Iowa and is regulated by the IUB as to retail rates, services, accounts, construction of utility property and in other respects as provided by the laws of Iowa. MidAmerican is also subject to regulation by the SDPUC as to electric and gas retail rates and service.

    Iowa law requires electric and gas utilities to spend 2.0% and 1.5%, respectively, of their annual Iowa jurisdictional revenues on energy efficiency activities, including demand-side management. Additional information on the Company's energy efficiency activities is included under the Note "Rate Matters" on page 34 of the Company's Annual Report to Shareholders for 1995 which page is incorporated herein by reference.

NUCLEAR REGULATION

    The Company is subject to the jurisdiction of the NRC with respect to its license and 25 percent ownership interest in the Quad Cities Station. ComEd is the operator of the Quad-Cities Station and is under contract with the Company to secure and keep in effect all necessary NRC licenses and authorizations.

    Under the terms of a long-term power purchase agreement, the Company has contracted to purchase one-half of the power and energy from Cooper located near Brownville, NE, through September 22, 2004. Cooper is owned and operated by the NPPD. Under the terms of the contract, NPPD is the sole NRC licensee of Cooper and is required to comply with all NRC regulations. MidAmerican is responsible for one-half of the fixed and operating costs of Cooper (excluding depreciation but including debt service) and the Company's share of fuel costs (including disposal costs) based upon energy delivered. Refer to "Management's Discussion and Analysis" and Notes 1(i), 4(c), 4(d) and 4(e) on pages 15, 17, 27, 29 and 30 of the Company's Annual Report to Shareholders for 1995 which pages are incorporated herein by reference. The Company is not subject to the jurisdiction of the NRC with respect to Cooper and the long-term power purchase contract with NPPD. NPPD, because it is the sole owner, licensee and operator of Cooper, is thereby the only entity subject to the jurisdiction of the NRC. Under the terms of the long-term power purchase contract, NPPD is required to assure that Cooper is in compliance with all the NRC regulations.

    The NRC regulations control the granting of permits and licenses for the construction and operation of nuclear generating stations and subject such stations to continuing review and regulation. The NRC review and regulatory process covers, among other things, operations, maintenance, and environmental and radiological aspects of such stations. The NRC may modify, suspend or revoke licenses and impose civil penalties for failure to comply with the Atomic Energy Act, the regulations under such Act or the terms of such licenses.

    Federal regulations provide that any operating facility may be required to cease operation if the NRC determines there are deficiencies in state, local or utility emergency preparedness plans relating to such facility and the deficiencies are not corrected. ComEd and NPPD have advised the Company that emergency preparedness plans for the Quad-Cities Station and Cooper, respectively, have been approved by the NRC. ComEd and NPPD have also advised the Company that state and local plans relating to the Quad-Cities Station and Cooper, respectively, have been approved by the Federal Emergency Management Agency.

    In June 1988, the NRC adopted final regulations with respect to the decommissioning of nuclear power plants. Among other things, the regulations address the planning and funding for the eventual decommissioning of nuclear power plants. In response to these regulations, the Company submitted a report to the NRC in July 1990 indicating that it will provide "reasonable assurance" that funds will be available to pay the costs of decommissioning its share of the Quad-Cities Station, by making monthly deposits to an external trust fund. NPPD has advised the Company that a decommissioning plan for Cooper has been submitted and approved by the NRC. Monthly payments to NPPD by the Company include monies to fund decommissioning as determined by NPPD.

ENVIRONMENTAL REGULATIONS

    The Company is subject to numerous legislative and regulatory environmental protection requirements involving air and water pollution, waste management, hazardous chemical use, noise abatement, land use aesthetics and atomic radiation.

    State and federal environmental laws and regulations currently have, and future modifications may have, the effect of (i) increasing the lead time for the construction of new facilities, (ii) significantly increasing the total cost of new facilities,
(iii) requiring  modification of  certain of  the Company's existing facilities,
(iv) increasing the risk of delay on construction projects, (v) increasing the Company's cost of waste disposal and (vi) possibly reducing the reliability of service provided by the Company and the amount of energy available from the Company's facilities. Any of such items could have a substantial impact on amounts required to be expended by the Company in the future.

    AIR QUALITY

    Essentially all utility generating units are subject to the provisions of the CAA which address continuous emission monitoring, permit requirements and fees and emission of toxic substances. The Company has five jointly owned and six wholly owned coal-fired generating stations, which represent approximately 65% of the Company's electric generating capability.

    Two of the Company's coal-fired generating units were subject to the requirements of the CAA beginning in 1995. These units were given a set number of allowances by the United States Environmental Protection Agency (EPA). Each allowance permits the units to emit one ton of sulfur dioxide. The Company has completed most of the modifications necessary to one unit to burn low-sulfur coal and to install nitrogen oxides controls and an emissions monitoring system. Under proposed regulations, the second unit will require additional capital expenditures to reduce emissions of nitrogen oxides.

    The Company's other coal-fired generating units are not materially affected by the provisions of the CAA. Due to the use of low-sulfur western coal, the Company does not anticipate the need for additional capital expenditures to lower sulfur dioxide emission rates to ensure that allowances allocated by the federal government are not exceeded. While the Company estimates that sufficient emission allowances have been allocated on system-wide basis for its units to operate at the capacity factors needed to meet system energy requirements, additional purchases of allowances may be necessary to meet desired sales for resale levels. By the year 2000, some Company coal-fired generating units will be required to install controls to reduce emissions of nitrogen oxides. Based on currently proposed CAA regulations, the Company does not anticipate its remaining construction costs for the installation of low nitrogen oxides burner technology and emissions monitoring system upgrades to exceed $16 million of which $3.4 million and none are expected to be expended in 1996 and 1997, respectively.

    WATER QUALITY

    Under the  Federal  Water  Pollution  Control Act  Amendments  of  1972,  as
amended, the Company is required to obtain National Pollutant Discharge Elimination System (NPDES) permits to discharge effluents (including thermal discharges) from its properties into various waterways. All NPDES permits are subject to renewal after specified time periods not to exceed five years. The Company has obtained all necessary NPDES permits for its generating stations and, when such permits are expected to expire, the Company will file applications for renewal.

    HAZARDOUS MATERIALS AND WASTE MANAGEMENT

    The  EPA and state environmental  agencies have determined that contaminated
wastes  remaining  at  certain  decommissioned  manufactured  gas  plant   (MGP)
facilities may pose a threat to the public health or the environment if such contaminants are in sufficient quantities and at such concentrations as to warrant remedial action.

    The Company is evaluating 26 properties which were, at one time, sites of MGP facilities in which it may be a potentially responsible party. The Company's present estimate of probable remediation costs of these sites is $21 million. The ICC has approved the use of a tariff rider which permits recovery of the actual costs of litigation, investigation and remediation relating to former MGP sites. The Company's present rates in Iowa provide for a fixed annual recovery of MGP costs.

    Additional information relating to the Company's MGP facilities is included under the Note "Commitments and Contingencies" on page 29 of the Company's Annual Report to Shareholders for 1995 which page is incorporated herein by reference.

    Pursuant to the Toxic Substances Control Act, a federal law administered by the EPA, the Company developed a comprehensive program for the use, handling, control and disposal of all polychlorinated biphenyls (PCB's) contained in electrical equipment. The future use of equipment containing PCB's will be minimized. Capacitors, transformers and other miscellaneous equipment are being purchased with a non-PCB dielectric fluid. The Company's exposure to PCB liability has been reduced through the orderly replacement of a number of such electrical devices with similar non-PCB electrical devices.

    An  unresolved issue  is whether  exposure to  electric and  magnetic fields
(EMFs) may result in adverse health effects. EMFs are produced by all devices carrying or using electricity, including transmission and distribution lines and home appliances. The Company cannot predict the effect on construction costs of electric utility facilities if EMF regulations were to be adopted. Although the Company is not the subject of any suit involving EMFs, litigation has been filed in a number of jurisdictions against a variety of defendants alleging that EMFs had an adverse effect on health. If such litigation were successful, the impact on the Company and on the electric utility industry in general could be significant.

INTERCOAST ENERGY COMPANY

    InterCoast is a wholly owned nonregulated subsidiary of the Company. The nonregulated activities emphasize energy-related diversification, credit quality and liquidity.

    InterCoast takes advantage of a core expertise in energy, participating in the energy industry through four nonregulated business groups: Medallion Production Company (Medallion), InterCoast Energy Marketing and Services Company (Energy Services), Rail Car Services and Investments (Rail Services) and InterCoast Capital Company (InterCoast Capital).

    Medallion is an independent oil and gas company based in Tulsa, Oklahoma. Medallion's oil and gas assets at December 31, 1995 and 1994 were $161 million and $142 million, respectively. Medallion's reserves totaled 32.1 million barrels of oil equivalent at December 31, 1995. Principal oil and gas production facilities are in Texas, Louisiana, California, Oklahoma and Colorado.

    Energy Services provides electric, natural gas and energy management services to both retail and wholesale markets. Energy Services' assets at December 31, 1995 and 1994 were $13 million and $11 million, respectively.

    AmGas Inc., a part of the Energy Services group, was organized in anticipation of new opportunities under

Order 636. AmGas Inc. markets natural gas and energy management services to commercial and industrial clients in the Midwest and areas of the Northeastern United States.

    Continental Power  Exchange,  Inc.  (Continental),  a  part  of  the  Energy
Services group, was established in March 1994. Continental operates a computerized information system facilitating the real-time exchange of power in the electric industry.

    InterCoast Power Marketing Company (IPM), a part of the Energy Services group, was established in September 1993 to offer wholesale power brokering and marketing services to utilities and other power supply agencies. In July 1995, IPM was granted "marketer" status by the FERC enabling it to directly buy and sell power.

    InterCoast Trade and Resources, Inc., was established during 1995. GED Energy Services, Inc. was purchased in November of 1995. These companies, which are part of the Energy Services group, provide wholesale natural gas marketing services.

    Rail Services provides railcar leasing, management and maintenance services through UNITRAIN, Inc. and Cornhusker Railcar Services Inc. This service is primarily provided to electric utility companies within Iowa and surrounding states. In addition, Rail Services has indirect investments in a variety of nonregulated energy production technologies including wind, solar, hydroelectric, and natural gas and coal-fueled generation, equity investments in two developing companies which provide products and services for the electric and gas utility industries, an equity investment in a company that services and markets fiber-optic and telecommunications systems and equity interests in special purpose funds that invest in venture capital and leveraged buyout opportunities.

    InterCoast Capital manages InterCoast's financial investments. Such investments consist primarily of investment grade marketable securities and aircraft leases. InterCoast Capital's total investments at December 31, 1995 and 1994 were $362 million and $324 million, respectively.

    InterCoast Capital's marketable securities portfolio, totaling $270 million and $200 million at December 31, 1995 and 1994, respectively, focuses on energy securities consisting primarily of preferred stocks issued by utility companies. All such preferred stocks have been issued by companies having investment grade senior debt ratings by Moody's or Standard & Poor's. In addition to the preferred stocks, InterCoast Capital has investments in common stocks and independently managed mutual funds.

    InterCoast Capital holds InterCoast's equity participations in equipment leases for passenger and freight transport aircraft. Such investments totaled $91 million and $124 million at December 31, 1995 and 1994, respectively.

MIDWEST CAPITAL GROUP INC.

    Midwest Capital is a wholly owned nonregulated subsidiary of the Company. Midwest Capital's primary activity is the management of utility service area investments to support economic development. Midwest Capital's two principal interests are an office tower in downtown Des Moines, Iowa, and a 2,000-acre planned residential and business community near Sioux City, Iowa. The office tower is more than 97% leased to various businesses. The major construction phase of the planned community is complete, and the marketing phase to sell developed residential and commercial lots is in progress.

ITEM 2.  PROPERTIES

    The Company's utility properties consist of physical assets necessary and appropriate to rendering electric and gas service in its service territories. Electric property consist primarily of generation, transmission and distribution facilities. Gas property consists primarily of distribution plant, including feeder lines to communities served from natural gas pipelines owned by others. It is the opinion of management that the principal depreciable properties owned by the Company's subsidiaries are in good operating condition and well maintained.

    The net accredited generating capacity, along with the participation purchases and sales, net, and firm purchases and sales, net, are shown for summer 1995 accreditation.

                                                                                               COMPANY'S SHARE OF
                                                                                                   ACCREDITED
                                                                       PERCENT                     GENERATING
PLANT                                                                 OWNERSHIP      FUEL       CAPABILITY (KW)
-------------------------------------------------------------------  -----------  ----------  --------------------
Steam Electric Generating Plants:
  Council Bluffs Energy Center
    Unit No. 1.....................................................       100.0   Coal                  46,000
    Unit No. 2.....................................................       100.0   Coal                  88,000
    Unit No. 3.....................................................        79.1   Coal                 533,900
  George Neal Station
    Unit No. 1.....................................................       100.0   Coal                 135,000
    Unit No. 2.....................................................       100.0   Coal                 300,000
    Unit No. 3.....................................................        72.0   Coal                 370,800
    Unit No. 4.....................................................        40.6   Coal                 253,200
  Louisa Unit......................................................        88.0   Coal                 616,000
  Ottumwa Unit.....................................................        52.0   Coal                 372,100
  Riverside Station
    Unit No. 3.....................................................       100.0   Coal                   5,000
    Unit No. 5.....................................................       100.0   Coal                 130,000
                                                                                                    ----------
                                                                                                     2,850,000
                                                                                                    ----------
Combustion Turbines:
  Coralville -- 1 unit.............................................       100.0   Gas/Oil               64,000
  Electrifarm -- 3 units...........................................       100.0   Gas/Oil              185,600
  Moline -- 1 unit.................................................       100.0   Gas/Oil               64,000
  River Hills Energy Center -- 8 units.............................       100.0   Gas/Oil              116,000
  Sycamore Energy Center -- 2 units................................       100.0   Gas/Oil              149,000
  Parr -- 2 units..................................................       100.0   Gas/Oil               30,800
  Pleasant Hill Energy Center -- 3 units...........................       100.0   Oil                  148,000
                                                                                                    ----------
                                                                                                       757,400
                                                                                                    ----------
Nuclear:
  Quad-Cities Station
    Unit No. 1.....................................................        25.0   Nuclear              192,300
    Unit No. 2.....................................................        25.0   Nuclear              192,500
  Cooper (1).......................................................          (1)  Nuclear              389,000
                                                                                                    ----------
                                                                                                       773,800
                                                                                                    ----------
Hydro:
  Moline -- 1 unit.................................................       100.0   Water                  3,200
                                                                                                    ----------
Net Accredited Generating Capacity.................................                                  4,384,400
Add: Participation Purchases and Sales, Net........................                                    (53,000)
     Firm Purchases and Sales, Net.................................                                   (115,000)
                                                                                                    ----------
Adjusted Net Accredited Generating Capability......................                                  4,216,400
                                                                                                    ----------
                                                                                                    ----------

------------------------
(1) Cooper is owned by NPPD and the amount shown is MidAmerican's entitlement (50%) of Cooper's accredited capacity under a power purchase agreement extending to the year 2004.

    The electric system of the Company at December 31, 1995, included 871 miles of 345-kV transmission lines, 1,294 miles of 161-kV lines, 1,812 miles of 69-kV lines and 342 miles of 34.5-kV lines. Distribution lines included 24,403 miles of overhead conductor and 7,244 miles of underground conductor at December 31, 1995.

    The gas distribution facilities of the Company at December 31, 1995, included 18,284 miles of gas mains and services.

    Substantially all the former Iowa-Illinois utility property and franchises, and substantially all of the former Midwest electric utility property located in Iowa, is pledged to secure mortgage bonds.

ITEM 3.  LEGAL PROCEEDINGS

    The Company and its subsidiaries have no material legal proceedings except for the following:

ENVIRONMENTAL MATTERS

    Information on the Company's environmental matters is included in Item 1 -- Business and under the Note "Environmental Matters" on page 29 of the Company's Annual Report to Shareholders for 1995, which page is incorporated herein by reference.

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

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

    None.

OTHER INFORMATION
EXECUTIVE OFFICERS OF THE REGISTRANT

    The names, ages and positions of the executive officers of the Company are listed below.

            NAME                  AGE                        POSITIONS HELD
----------------------------      ---      --------------------------------------------------
Russell E. Christiansen               60   Chairman and Chairman of the Office of the CEO
Stanley J. Bright                     55   President and President of the Office of the CEO
Lynn K. Vorbrich                      57   President, Electric Division
Beverly A. Wharton                    42   President, Gas Division
Richard C. Engle                      61   Executive Vice President
Lance E. Cooper (a)                   52   Group Vice President
Philip G. Lindner                     52   Group Vice President
John A. Rasmussen, Jr.                50   Group Vice President and General Counsel
Ronald W. Stepien                     49   Group Vice President
                                            President (Midwest Capital)
Donald C. Hepperman                   53   President and Chief Operating Officer
                                            (InterCoast)

    Officers are elected annually by the Board of Directors. There are no family relationships among these officers, nor any arrangements or understanding between any officer and any other person pursuant to which the officer was selected. Each of the officers has served in the above stated capacity since July 1, 1995, and has been employed by the registrant and/or its subsidiaries or predecessor companies for five or more years as an executive officer except where noted.

    (a) Served as Vice President of predecessor Iowa-Illinois from October 1991 to June 30, 1995. Prior to that time, Mr. Cooper was Vice President -- Control, Atlantic City Electric Company.

BUSINESS TRANSACTION POLICY STATEMENT

    In response to the competitive forces and regulatory changes being faced by the Company, the Company has from time to time considered, and expects to continue to consider, various strategies designed to enhance its competitive position and to increase its ability to adapt to and anticipate changes in its utility business. These strategies may include business combinations with other companies, internal restructurings involving the complete or partial separation of its wholesale and retail businesses, and additions to, or dispositions of, portions of its franchised service territories. The Company may from time to time be engaged in preliminary discussions, either internally or with third parties, regarding one or more of these potential strategies. No assurances can be given as to whether any potential transaction of the type described above may actually occur, or as to the ultimate effect thereof on the financial condition or competitive position of the Company.

    The Company's management is mindful of the importance of informing investors about Company operations. Management must also pay heed to the legally sensitive nature of certain matters, and that is particularly true about any business transaction involving an acquisition, disposition or combination of businesses which the Company may be considering.

    Therefore, the Company's management has adopted a policy to announce consideration of any such transaction only after it would enter into a definitive agreement or an agreement in principle describing the material terms of such a transaction.

    Until that point, the Company would respond with "no comment" to any inquiry concerning any such transaction, whether or not the Company is considering, discussing or negotiating for any acquisitions, dispositions
or  combinations   of  businesses.  The   Company's management  believes this
policy is consistent both with investors' need for information and with the Company's concern for appropriate disclosure regarding legally sensitive matters.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

MARKET INFORMATION AND DIVIDENDS

    The Company's common stock is listed on the New York Stock Exchange under the symbol "MEC." The following table sets forth, for the periods indicated, the dividends declared per share of common stock and the high and low market prices of the common stock of MidAmerican, Midwest Resources and Iowa-Illinois, as reported in THE WALL STREET JOURNAL for the New York Stock Exchange Composite Tape.

                                                                                    PRICE RANGE
                                                          ------------------------------------------------------------
                                    DIVIDENDS DECLARED      MIDAMERICAN         IOWA-ILLINOIS           RESOURCES
                                ------------------------  ----------------  --------------------   --------------------
                                  MEC     IWG      MWR     HIGH      LOW      HIGH        LOW         HIGH       LOW
                                -------  -------  -------  -------  -------  --------  ----------  ----------  --------
1995
  4th Quarter.................  $ 0.30   $  --    $  --    $17 1/8  $15      $ --      $ --        $ --        $ --
  3rd Quarter.................    0.30      --       --     15 5/8   13 5/8    --        --          --          --
  2nd Quarter.................     --     0.4325    0.29     --       --      22        19 7/8      15          13 5/8
  1st Quarter.................     --     0.4325    0.29     --       --      22 1/8    19          14 5/8      13 3/8
1994
  4th Quarter.................  $  --    $0.4325  $ 0.29     --       --     $20 5/8   $18 7/8     $14 1/2     $12 7/8
  3rd Quarter.................     --     0.4325    0.29     --       --      22 1/2    19 1/4      15 3/8      13 1/2
  2nd Quarter.................     --     0.4325    0.29     --       --      24 1/2    19 7/8      16 3/4      13 7/8
  1st Quarter.................     --     0.4325    0.29     --       --      24 3/4    22 3/8      18          16


HOLDERS

    On February 26, 1996, there were approximately 70,000 shareholders of record of MidAmerican's common stock.

ITEM 6.  SELECTED FINANCIAL DATA

    The information required by this Item is included in the following captions and pages of the Company's Annual Report to Shareholders for 1995, which captions are herein incorporated by reference:

                                           CAPTION                                     PAGE
           -----------------------------------------------------------------------     -----
(1)        Operating Revenues                                                               42
(2)        Income From Continuing Operations                                                42
(3)        Earnings Per Average Share -- Continuing Operations                              41
(4)        Total Assets                                                                     43
(5)        Capitalization                                                                   43
(6)        Cash Dividends Declared Per Common Share                                         41

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The  information required by this Item is included on pages 13 through 20 of
the  Company's  Annual  Report  to  Shareholders  for  1995,  which  pages   are
incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The  information required by this Item is included on pages 21 through 40 of
the  Company's  Annual  Report  to  Shareholders  for  1995,  which  pages   are
incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT

    The information required by Item 10 relating to directors who are nominees for election as directors at the Company's 1996 Annual Meeting of Shareholders is set forth in the Company's Proxy Statement filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934. Therefore, such information is incorporated herein by reference to the material appearing under the caption "ELECTION OF DIRECTORS" on pages11 through 16 of the Proxy Statement. Information required by Item 10 relating to Executive Officers of the Registrant is set forth under a separate caption in Part I hereof.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by Item 11 is incorporated herein by reference to the material appearing under the caption "EXECUTIVE COMPENSATION" on pages 19 through 28 of the Company's Proxy Statement filed with the SEC.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(A)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

    To the Company's knowledge, no single entity has beneficial ownership of 5 percent or more of the outstanding Common Stock of the Company.

(B)  SECURITY OWNERSHIP OF MANAGEMENT

    Security ownership of management as outlined on pages 17 and 18 of the Company's Proxy Statement filed with the SEC under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" is incorporated herein by reference.

(C)  CHANGES IN CONTROL

    There are no arrangements known to the registrant, the operation of which may at a subsequent date result in a change in control of the registrant.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
(A)1.  FINANCIAL STATEMENTS

    The following financial statements (including the notes thereto) and the related audit reports, incorporated herein by reference, are included in the Company's Annual Report to Shareholders for 1995.

                                                                                         PAGE NO. IN 1995
                                                                                           ANNUAL REPORT
                                                                                          TO SHAREHOLDERS
                                                                                         -----------------
Consolidated Statements of Income
  For the Year Ended December 31, 1995, 1994 and 1993..................................             21

Consolidated Statements of Cash Flows
  For the Year Ended December 31, 1995, 1994 and 1993..................................             23

Consolidated Balance Sheets
  As of December 31, 1995 and 1994.....................................................             22

Consolidated Statements of Retained Earnings
  For the Year Ended December 31, 1995, 1994 and 1993..................................             25

Notes to Consolidated Financial Statements.............................................          26-39

Report of Independent Public Accountant................................................             40

(A)2.  FINANCIAL STATEMENT SCHEDULES (INCLUDED HEREIN)

    The following schedule should be read in conjunction with the aforementioned financial statements.

                                                                                         PAGE NO. IN THIS
                                                                                           ANNUAL REPORT
                                                                                           ON FORM 10-K
                                                                                         -----------------
Consolidated Valuation and Qualifying Accounts (Schedule II)
  For the Year Ended December 31, 1995, 1994 and 1993..................................             22

Reports of Independent Public Accountants..............................................          23-25

    Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

(A)3.  EXHIBITS

    See Exhibit Index on page 29.

(B)  REPORTS ON FORM 8-K

    None.

                                                                     SCHEDULE II

                  MIDAMERICAN ENERGY COMPANY AND SUBSIDIARIES
                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1995
                                 (IN THOUSANDS)

                                                                   COLUMN B     COLUMN C
                                                                  -----------  -----------                COLUMN E
                            COLUMN A                              BALANCE AT    ADDITIONS    COLUMN D    -----------
----------------------------------------------------------------   BEGINNING   CHARGED TO   -----------  BALANCE AT
                          DESCRIPTION                               OF YEAR      INCOME     DEDUCTIONS   END OF YEAR
----------------------------------------------------------------  -----------  -----------  -----------  -----------
Reserves Deducted From Assets To Which They Apply:
  Reserve for uncollectible accounts:
    Year ended 1995.............................................   $   2,099    $   4,934    $  (4,737)   $   2,296
                                                                  -----------  -----------  -----------  -----------
                                                                  -----------  -----------  -----------  -----------
    Year ended 1994.............................................   $   3,697    $   3,920    $  (5,518)   $   2,099
                                                                  -----------  -----------  -----------  -----------
                                                                  -----------  -----------  -----------  -----------
    Year ended 1993.............................................   $   3,564    $   3,406    $  (3,273)   $   3,697
                                                                  -----------  -----------  -----------  -----------
                                                                  -----------  -----------  -----------  -----------
Reserves Not Deducted From Assets:
  Property insurance
    Year ended 1995.............................................   $   2,224    $      17    $    (143)   $   2,098
                                                                  -----------  -----------  -----------  -----------
                                                                  -----------  -----------  -----------  -----------
    Year ended 1994.............................................   $   2,561    $     200    $    (537)   $   2,224
                                                                  -----------  -----------  -----------  -----------
                                                                  -----------  -----------  -----------  -----------
    Year ended 1993.............................................   $   2,426    $     135    $  --        $   2,561
                                                                  -----------  -----------  -----------  -----------
                                                                  -----------  -----------  -----------  -----------
  Injuries and damages
    Year ended 1995.............................................   $   2,350    $   2,654    $  (3,916)   $   1,079
                                                                  -----------  -----------  -----------  -----------
                                                                  -----------  -----------  -----------  -----------
    Year ended 1994.............................................   $   1,801    $   3,452    $  (2,903)   $   2,350
                                                                  -----------  -----------  -----------  -----------
                                                                  -----------  -----------  -----------  -----------
    Year ended 1993.............................................   $   1,323    $   2,283    $  (1,805)   $   1,801
                                                                  -----------  -----------  -----------  -----------
                                                                  -----------  -----------  -----------  -----------

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of MidAmerican Energy Company and Subsidiaries:

    We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in MidAmerican Energy Company's annual report to shareholders for the year ended December 31, 1995, incorporated by reference in this Form 10-K, and have issued our report thereon dated January 26, 1996. We did not audit the 1994 and 1993 financial statements of Iowa-Illinois Gas and Electric Company, one of the companies merged in 1995 to form MidAmerican Energy Company in a transaction accounted for as a pooling-of-interests, as discussed in Note (1)(a). Such statements are included in the consolidated financial statements of MidAmerican Energy Company and subsidiaries and reflect total assets constituting 42 percent in 1994 and total revenues constituting 36 percent in 1994 and 1993, of the related consolidated totals. These statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for Iowa-Illinois Gas and Electric Company, is based solely upon the report of the other auditors.

    Our audits were made for the purpose of forming an opinion on those consolidated financial statements taken as a whole. The schedule listed on Page 22, Item 14 is the responsibility of MidAmerican Energy Company management and is presented for purposes of complying with the Securities and Exchange
Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, based on our audits and the report of other auditors, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                       /s/ ARTHUR ANDERSEN LLP

Chicago, Illinois
January 26, 1996

DELOITTE & TOUCHE LLP                              Northwest Bank Building
                                                   101 West Second Street
                                                   Davenport, IA 52801-1813
                                                   319-322-4415


                    INDEPENDENT AUDITORS' REPORT




To the Shareholders and Board of Directors of MidAmerican Energy Company:

We have audited the consolidated balance sheet and statement of capitalization of Iowa-Illinois Gas and Electric Company and subsidiary as of December 31, 1994, and the related consolidated statements of income, retained earnings and cash flows for the years ended December 31, 1994 and 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the companies as of December 31, 1994, and the results of their operations and their cash flows for the years ended December 31, 1994 and 1993, in conformity with generally accepted accounting principles.



                                         /s/  DELOITTE & TOUCHE LLP




January 25, 1995

DELOITTE & TOUCHE LLP                              Northwest Bank Building
                                                   101 West Second Street
                                                   Davenport, IA 52801-1813
                                                   319-322-4415


INDEPENDENT AUDITORS' REPORT


To the Shareholders and Board of Directors of MidAmerican Energy Company

We have audited the consolidated balance sheet and statement of capitalization of Iowa-Illinois Gas and Electric Company and subsidiary as of December 31, 1994, and the related consolidated statements of income, retained earnings and cash flows for the years ended December 31, 1994 and 1993, and have issued our report thereon dated January 25, 1995. Our audits also included the financial statement schedule of Iowa-Illinois Gas and Electric Company and subsidiary as of December 31, 1994 and 1993 and for each of the two years in the period ended December 31, 1994, listed in Item 14. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects in the information set forth therein.


                                         /s/ DELOITTE & TOUCHE LLP

January 25, 1995

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MIDAMERICAN ENERGY COMPANY

Date: March 8, 1996
                                          By         /s/  S.J. Bright
                                             --------------------------------
                                                       (S. J. Bright)
                                               President and President of the
                                                          Office
                                               of the Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

             SIGNATURE                                         TITLE                                  DATE
------------------------------------  --------------------------------------------------------  -----------------
       /s/ R. E. Christiansen         Chairman and Chairman of the Office of the Chief            March 8, 1996
   ----------------------------       Executive Officer and Director
        (R. E. Christiansen)

          /s/ L. E. Cooper            Group Vice President Finance and Accounting (Principal      March 8, 1996
   ----------------------------       Accounting Officer)
           (L. E. Cooper)

          /s/ J. W. Aalfs             Director                                                    March 8, 1996
   ----------------------------
           (J. W. Aalfs)

          /s/ B. T. Asher             Director                                                    March 8, 1996
   ----------------------------
           (B. T. Asher)

          /s/ S. J. Bright            Director                                                    March 8, 1996
   ----------------------------
           (S. J. Bright)

                                        26


             SIGNATURE                                         TITLE                                  DATE
------------------------------------  --------------------------------------------------------  -----------------

         /s/ R. A. Burnett            Director                                                    March 8, 1996
   ----------------------------
          (R. A. Burnett)

       /s/ R. D. Christensen          Director                                                    March 8, 1996
   ----------------------------
        (R. D. Christensen)

        /s/ J. W. Colloton            Director                                                    March 8, 1996
   ----------------------------
          (J. W. Colloton)

         /s/ F. S. Cottrell           Director                                                    March 8, 1996
   ----------------------------
          (F. S. Cottrell)

         /s/ J. W. Eugster            Director                                                    March 8, 1996
   ----------------------------
          (J. W. Eugster)

         /s/ W. C. Fletcher           Director                                                    March 8, 1996
   ----------------------------
          (W. C. Fletcher)

         /s/ M. Foster, Jr.           Director                                                    March 8, 1996
   ----------------------------
          (M. Foster, Jr.)

           /s/ N. Gentry              Director                                                    March 8, 1996
   ----------------------------
            (N. Gentry)


                                        27


             SIGNATURE                                         TITLE                                  DATE
------------------------------------  --------------------------------------------------------  -----------------

        /s/ J. M. Hoak, Jr.           Director                                                    March 8, 1996
   ----------------------------
         (J. M. Hoak, Jr.)

          /s/ R. L. Lawson            Director                                                    March 8, 1996
   ----------------------------
           (R. L. Lawson)

         /s/ R. L. Peterson           Director                                                    March 8, 1996
   ----------------------------
          (R. L. Peterson)

        /s/ R. A. Schneider           Director                                                    March 8, 1996
   ----------------------------
         (R. A. Schneider)

         /s/ N. L. Seifert            Director                                                    March 8, 1996
   ----------------------------
          (N. L. Seifert)

         /s/ W. S. Tinsman            Director                                                    March 8, 1996
   ----------------------------
          (W. S. Tinsman)

         /s/ L. L. Woodruff           Director                                                    March 8, 1996
   ----------------------------
          (L. L. Woodruff)


EXHIBIT INDEX

EXHIBITS FILED HEREWITH

2     Agreement and Plan of Exchange dated as of January 24, 1996.

4.15 Sixth Supplemental Indenture dated as of July 1, 1995, between Midwest Power Systems Inc. and Harris Trust and Savings Bank, Trustee.

4.16 Thirty-First Supplemental Indenture dated as of July 1, 1995, between Iowa-Illinois Gas and Electric Company and Harris Trust and Savings Bank, Trustee.

10.1  MidAmerican Energy Company Deferred Compensation Plan for Directors.

10.2  MidAmerican Energy Company Deferred Compensation Plan for Executives.

10.3 MidAmerican Energy Company Supplemental Retirement Plan for Designated Officers.

10.4  MidAmerican Energy Company Key Employee Short-Term Incentive Plan.

10.37 Form of Indemnity Agreement between MidAmerican and its directors and officers.

12 Computation of ratios of earnings to fixed charges and computation of ratios of earnings to fixed charges plus preferred dividend requirements.

13.1 "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing on pages 13 - 20 of the Company's Annual Report to Shareholders for 1995, incorporated by reference into Items 1 and 7 of this Form 10-K.

13.2 "Financial Statements and Supplementary Data,"appearing on pages 21 - 39 of the Company's Annual Report to Shareholders for 1995, incorporated by reference into Items 1(b), 1(c), 3, 8 and 14(a) (1) of this Form 10-K.

13.3 "Operating Revenues," Income From Continuing Operations," "Earnings Per Average Share--Continuing Operations," "Total Assets," "Capitalization," and "Cash Dividends Declared Per Common Share" for the years 1991-1995, appearing on page 41 - 43 of the Company's Annual Report to Shareholders for 1995, incorporated by reference into Item 6 of this Form 10-K.

21    Subsidiaries of the Registrant.

23.1  Consent of Arthur Anderson LLP

23.2  Consent of Deloitte & Touche LLP

EXHIBITS INCORPORATED BY REFERENCE

3.1 Restated Articles of Incorporation of the Company, as amended (filed as Exhibit 3 to the Company's Registration Statement on Form 8-B, File No. 1-11505).

3.2 Restated Bylaws of the Company. (Filed as Exhibit 4 to the Company's Registration Statement on Form 8-B, File No. 1-11505.)

4.1 General Mortgage Indenture and Deed of Trust dated as of January 1, 1993, between Midwest Power Systems Inc. and Morgan Guaranty Trust Company of New York, Trustee. (Filed as Exhibit 4(b)-1 to Midwest Resources' Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 1-10654.)

4.2 First Supplemental Indenture dated as of January 1, 1993, between Midwest Power Systems Inc. and Morgan Guaranty Trust Company of New York, Trustee. (Filed as Exhibit 4(b)-2 to Midwest Resources' Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 1-10654.)

4.3 Second Supplemental Indenture dated as of January 15, 1993, between Midwest Power Systems Inc. and Morgan Guaranty Trust Company of New York, Trustee. (Filed as Exhibit 4(b)-3 to Midwest Resources' Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 1-10654.)

4.4 Third Supplemental Indenture dated as of May 1, 1993, between Midwest Power Systems Inc. and Morgan Guaranty Trust Company of New York, Trustee. (Filed as Exhibit 4.4 to Midwest Resources' Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 1-10654.

4.5 Fourth Supplemental Indenture dated as of October 1, 1994, between Midwest Power Systems Inc. and Harris Trust and Savings Bank, Trustee. (Filed as
      Exhibit 4.5 to Midwest Resources' Annual Report on Form 10-K for the year ended December 31, 1994, Commission File No. 1-10654.)

4.6 Fifth Supplemental Indenture dated as of November 1, 1994, between Midwest Power Systems Inc. and Harris Trust and Savings Bank, Trustee. (Filed as
      Exhibit 4.6 to Midwest Resources' Annual Report on Form 10-K for the year ended December 31, 1994, Commission File No. 1-10654.)

4.7 Indenture of Mortgage and Deed of Trust, dated as of March 1, 1947. (Filed by Iowa-Illinois as Exhibit 7B to Commission File No. 2-6922.)

4.8 Sixth Supplemental Indenture dated as of July 1, 1967. (Filed by Iowa-Illinois as Exhibit 2.08 to Commission File No. 2-28806.)

4.9   Twentieth Supplemental Indenture dated as of May 1, 1982.  (Filed as
      Exhibit 4.B.23 to Iowa-Illinois' Quarterly Report on Form 10-Q for the period ended June 30, 1982, Commission File No. 1-3573.)

4.10 Resignation and Appointment of successor Individual Trustee. (Filed by Iowa-Illinois as Exhibit 4.B.30 to Commission File No. 33-39211.)

4.11 Twenty-Seventh Supplemental Indenture dated as of October 1, 1991. (Filed as Exhibit 4.31.A to Iowa-Illinois' Current Report on Form 8-K dated October 1, 1991, Commission File No. 1-3573.)

4.12  Twenty-Eighth Supplemental Indenture dated as of May 15, 1992.  (Filed as
      Exhibit 4.31.B to Iowa-Illinois' Current Report on Form 8-K dated May 21, 1992, Commission File No. 1-3573.)

4.13  Twenty-Ninth Supplemental Indenture dated as of March 15, 1993.  (Filed as
      Exhibit 4.32.A to Iowa-Illinois' Current Report on Form 8-K dated March 24, 1993, Commission File No. 1-3573.)

4.14  Thirtieth Supplemental Indenture dated as of October 1, 1993.  (Filed as
      Exhibit 4.34.A to Iowa-Illinois' Current Report on Form 8-K dated October 7, 1993, Commission File No. 1-3573.)

10.5 Deferred Compensation Plan for Executives of Midwest Resources Inc. and Subsidiaries. (Filed as Exhibit 10.1 to Midwest Resources' Annual Report on Form 10-K for the year ended December 31, 1990, Commission File No. 1-10654).

10.6 Deferred Compensation Plan for Board of Directors of Midwest Resources Inc. and Subsidiaries. (Filed as Exhibit 10.2 to Midwest Resources' Annual Report on Form 10-K for the year ended December 31, 1990, Commission File No. 1-10654).

10.7 Midwest Resources Inc. Directors Retirement Plan. (Filed as Exhibit 10.3 to Midwest Resources' Annual Report on Form 10-K for the year ended December 31, 1990, Commission File No. 1-10654.)

10.8 Non-Cash Bonus Award Plan for Executives of Midwest Resources Inc. (Filed as Exhibit 10.4 to Midwest Resources' Annual Report on Form 10-K for the year ended December 31, 1990, Commission File No. 1-10654).

10.9 Midwest Resources Inc. revised and amended Executive Deferred Compensation Plan for IOR and Subsidiaries, dated January 29, 1992. (Filed as Exhibit
      10.5 to Midwest Resources' Annual Report on Form 10-K for the year ended December 31, 1991, Commission File No. 1-10654.)

10.10 Midwest Resources Inc. revised and amended Board of Directors Deferred Compensation Plan for IOR and Subsidiaries, dated January 29, 1992. (Filed as Exhibit 10.6 to Midwest Resources' Annual Report on Form 10-K for the year ended December 31, 1991, Commission File No. 1-10654.)

10.11 Midwest Resources Inc. revised and amended Executive Incentive Compensation Plan for IOR and Subsidiaries, dated January 29, 1992. (Filed as Exhibit 10.7 to Midwest Resources' Annual Report on Form 10-K for the year ended December 31, 1991, Commission File No. 1-10654.)

10.12 Midwest Resources Inc. and Participating Subsidiaries Long-Term Incentive Compensation Plan. (Filed as Exhibit 10.8 to Midwest Resources' Annual Report on Form 10-K for the year ended December 31, 1991, Commission File No. 1-10654.)

10.13 Midwest Power Group 1992 Key Executive Incentive Compensation Plan. (Filed as Exhibit 10.9 to Midwest Resources' Annual Report on Form 10-K for the year ended December 31, 1991, Commission File No. 1-10654.)

10.14 Midwest Resources Inc. Supplemental Retirement Plan (formerly the Midwest Energy Company Supplemental Retirement Plan). (Filed as Exhibit 10.10 to Midwest Resources' Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 1-10654.)

10.15 Power Sales Contract between Iowa Power Inc. and Nebraska Public Power District, dated September 22, 1967. (Filed as Exhibit 4-C-2 to Iowa Power Inc.'s (IPR) Registration Statement, Registration No. 2-27681.)

10.16 Amendments Nos. 1 and 2 to Power Sales Contract between Iowa Power Inc. and Nebraska Public Power District. (Filed as Exhibit 4-C-2a to IPR's Registration Statement, Registration No. 2-35624.)

10.17 Amendment No. 3 dated August 31, 1970, to the Power Sales Contract between Iowa Power Inc. and Nebraska Public Power District, dated September 22, 1967. (Filed as Exhibit 5-C-2-b to IPR's Registration Statement, Registration No. 2-42191.)


10.18 Amendment No. 4 dated March 28, 1974, to the Power Sales Contract between Iowa Power Inc. and Nebraska Public Power District, dated September 22, 1967. (Filed as Exhibit 5-C-2-c to IPR's Registration Statement, Registration No. 2-51540.)

10.19 Revised and amended Executive Compensation Plan for Iowa Resources Inc. and Subsidiaries, dated July 24, 1985. (Filed as Exhibit 10.21 to Iowa Resources Inc.'s (IOR) Annual Report on Form 10-K for the year ended December 31, 1985, Commission File No. 1-7830.)

10.20 Revised and amended Executive Deferred Compensation Plan for IOR and Subsidiaries, dated July 24, 1985. (Filed as Exhibit 10.22 to IOR's Annual Report on Form 10-K for the year ended December 31, 1985, Commission File No. 1-7830.)

10.21 Revised and amended Deferred Compensation Plan for Board of Directors of IOR and Subsidiaries, dated July 24, 1985. (Filed as Exhibit 10.22 to IOR's Annual Report on Form 10-K for the year ended December 31, 1985, Commission File No. 1-7830.)

10.22 Revised and amended Executive Compensation Plan for IOR and Subsidiaries, dated December 18, 1987. (Filed as Exhibit 10.14 to IOR's Annual Report on Form 10-K for the year ended December 31, 1987, Commission File No. 1-7830.)

10.23 Revised and amended Executive Deferred Compensation Plan for IOR and Subsidiaries, dated December 18, 1987. (Filed as Exhibit 10.15 to IOR's Annual Report on Form 10-K for the year ended December 31, 1987, Commission File No. 1-7830.)

10.24 Revised and amended Deferred Compensation Plan for Board of Directors of IOR and Subsidiaries, dated December 18, 1987. (Filed as Exhibit 10.16 to IOR's Annual Report on Form 10-K for the year ended December 31, 1987, Commission File No. 1-7830.)

10.25 Employment Agreement between R. E. Christiansen and C&P Holdings Company dated as of March 15, 1990. (Filed as Exhibit 10.24 to IOR's Annual Report on Form 10-K for the year ended December 31, 1989, Commission File No. 1-7830.)

10.26 Change in control agreement between Russell E. Christiansen and Midwest Energy Company dated as of May 5, 1989. (Filed as Exhibit 10(e) in MWE's Form 10-K for the year ended December 31, 1989, Commission File No. 1-8708.)

10.29 Amendments to Midwest Resources Executive Deferred Compensation Plans, dated October 30, 1992. (Filed as Exhibit 10(h) to MWR's Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 1-10654.)

10.30 Midwest Power Systems 1993 Key Executive Incentive Compensation Plan. (Filed as Exhibit 10.30 in MWR's Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 1-10654.)

10.31 Supplemental Retirement Plan for Principal Officers, as amended as of July 1, 1993. (Filed as Exhibit 10.K.2 to Iowa-Illinois' Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 1-3573.)

10.32 Compensation Deferral Plan for Principal Officers, as amended as of July 1, 1993. (Filed as Exhibit 10.K.2 to Iowa-Illinois' Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 1-3573.)

10.33 Board of Directors' Compensation Deferral Plan. (Filed as Exhibit 10.K.4 to Iowa-Illinois' Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 1-3573.)

10.34 Revised and amended Supplemental Retirement Income Plan for Iowa Resources Inc. and Subsidiaries dated October 24, 1984. (Filed as Exhibit 10.15 to Midwest Resources' Annual Report on Form 10-K for the year ended December 31, 1994, Commission File No. 1-10654.)

10.35 Amendment No. 1 to the Midwest Resources Inc. Supplemental Retirement Plan. (Filed as Exhibit 10.24 to Midwest Resources' Annual Report on Form 10-K for the year ended December 31, 1994, Commission File No. 1-10654.)

10.36 Deferred Compensation Plan of Midwest Energy Company and Subsidiary Corporations. (Filed as Exhibit 10.25 to Midwest Resources' Annual Report on Form 10-K for the year ended December 31, 1994, Commission File No. 1-10654.)

Note: Pursuant to (b) (4) (iii)(A) of Item 601 of Regulation S-K, the Company has not filed as an exhibit to this Form 10-K certain instruments with respect to long-term debt not being registered if the total amount of securities authorized thereunder does not exceed 10% of total assets of the Company but hereby agrees to furnish to the Commission on request any such instruments.