Form 10-Q
period 1996-03-31
MIDAMERICAN ENERGY CO
filed 1996-05-13
CIK 928576

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 1996
                              ------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  transition   period  from              to
                                         ------------    ---------------
     Commission   File  Number              1-11505
                               -----------------------------------------
                           MIDAMERICAN ENERGY COMPANY
- ------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     IOWA                                  42-1425214
      -------------------------------                   ----------------
     (State or other jurisdiction of                    (I.R.S. Employer
        incorporation or organization)                 Identification No.)

666 Grand Ave., P.O. Box 657, Des Moines, Iowa                50303
- ----------------------------------------------              ----------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code         515-242-4300
                                                           ------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                          Yes   X*      No
                                                              -----    ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

     Common Stock, without par value                      100,751,713
     -------------------------------               ---------------------------
                   (class)                        (outstanding at May 1, 1996)

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

                           MIDAMERICAN ENERGY COMPANY

                                      INDEX


                                                                    Page Number
                                                                    -----------

 Part I.   Financial Information:

               Consolidated Statements of Income for the Three
               and Twelve Months Ended March 31, 1996 and 1995           3

               Consolidated Balance Sheets as of March 31, 1996
               and 1995 and December 31, 1995                            4

               Consolidated Statements of Cash Flows for the Three
               Months Ended March 31, 1996 and 1995                      5

               Notes to Consolidated Financial Statements                6

               Management's Discussion and Analysis of Financial
               Condition and Results of Operations                      10

Part II.  Other Information                                             20


                           MIDAMERICAN ENERGY COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                     (In Thousands except per share amounts)

                                         Three Months               Twelve Months
                                        Ended March 31             Ended March 31
                                   -----------------------   -------------------------
                                      1996        1995          1996           1995
                                   ---------   -----------   -----------    ----------

OPERATING REVENUES
Electric utility ................  $ 262,274   $   246,231   $ 1,110,690   $ 1,022,008
Gas utility .....................    195,986       172,352       483,222       437,879
Nonregulated ....................     98,577        42,839       225,147       163,023
                                   ---------   -----------   -----------    ----------
                                     556,837       461,422     1,819,059     1,622,910
                                   ---------   -----------   -----------    ----------

OPERATING EXPENSES
Utility:
  Cost of fuel,
    energy and capacity .........     61,375        54,050       237,586       211,729
  Cost of gas sold ..............    122,736       108,571       293,190       273,277
  Other operating expenses ......     87,601        89,809       397,440       359,364
  Maintenance ...................     18,736        21,291        82,808        99,175
  Depreciation and amortization .     40,944        38,919       160,975       154,917
  Property and other taxes ......     25,177        26,983        94,544        98,746
                                   ---------   ------------  -----------    ----------
                                     356,569       339,623     1,266,543     1,197,208
                                   ---------   -----------   -----------    ----------
Nonregulated:
  Cost of sales .................     84,851        32,710       180,826       118,322
  Other .........................     10,457        10,248        44,439        41,788
                                   ---------   -----------   -----------    ----------
                                      95,308        42,958       225,265       160,110
                                   ---------   -----------   -----------    ----------
                                     451,877       382,581     1,491,808     1,357,318
                                   ---------   -----------   -----------    ----------

OPERATING INCOME ................    104,960        78,841       327,251       265,592
                                   ---------   -----------   -----------    ----------

NON-OPERATING INCOME
Interest income .................      1,505         1,060         4,930         4,545
Dividend income .................      4,506         3,738        17,722        17,040
Realized gains and losses
  on securities, net ............      2,725           425         2,988         5,868
Other, net ......................      1,672         1,641       (10,436)          538
                                   ---------   -----------   -----------    ----------
                                      10,408         6,864        15,204        27,991
                                   ---------   -----------   -----------    ----------

INTEREST CHARGES
Interest on long-term debt ......     26,779        27,788       109,496       107,795
Other interest expense ..........      3,036         1,360        11,125         6,751
Allowance for borrowed funds ....     (1,436)       (1,227)       (5,761)       (4,464)
                                   ---------   -----------   -----------    ----------
                                      28,379        27,921       114,860       110,082
                                   ---------   -----------   -----------    ----------

INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES ...........     86,989        57,784       227,595       183,501
INCOME TAXES ....................     33,475        20,207        81,252        57,007
                                   ---------   -----------   -----------    ----------

INCOME FROM
  CONTINUING OPERATIONS .........     53,514        37,577       146,343       126,494

INCOME (LOSS) FROM
   DISCONTINUED OPERATIONS ......         10             -           427        (4,886)
                                   ---------   -----------   -----------    -----------
NET INCOME ......................     53,524        37,577       146,770       121,608
PREFERRED DIVIDENDS .............      2,477         2,281         8,255        10,259
                                   ---------   -----------   -----------    ----------


EARNINGS ON COMMON STOCK ........  $  51,047   $    35,296   $   138,515     $ 111,349
                                   =========   ===========   ===========     ==========

AVERAGE COMMON
  SHARES OUTSTANDING ............    100,752        99,869       100,636        99,036

EARNINGS PER COMMON SHARE
Continuing operations ...........  $    0.51   $      0.35   $      1.38   $      1.17
Discontinued operations .........          -             -             -         (0.05)
                                   ---------   -----------   -----------   -----------

Earnings per average
  common share ..................  $    0.51   $      0.35   $      1.38   $      1.12
                                   =========   ===========   ===========   ===========





The accompanying notes are an integral part of these statements.


                           MIDAMERICAN ENERGY COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


                                                              As of
                                                   March 31          December 31
                                               ----------------      -----------
                                               1996        1995         1995
                                               ----        ----         ----
                                                  (Unaudited)

ASSETS
UTILITY PLANT
Electric ................................   $3,952,937   $3,805,609   $3,881,699
Gas .....................................      682,725      663,743      695,741
                                            ----------   ----------   ----------
                                             4,635,662    4,469,352    4,577,440
Less accumulated depreciation and
  amortization ..........................    2,071,189    1,923,015    2,027,055
                                            ----------   ----------   ----------

                                             2,564,473    2,546,337    2,550,385
Construction work in progress ...........       69,729       97,974      104,164
                                            ----------   ----------   ----------
                                             2,634,202    2,644,311    2,654,549
                                            ----------   ----------   ----------

POWER PURCHASE CONTRACT .................      210,651      221,083      212,148
                                            ----------   ----------   ----------

INVESTMENT IN DISCONTINUED OPERATIONS ...            -          869            -
                                            ----------   ----------   ----------

CURRENT ASSETS
Cash and cash equivalents ...............       25,722       55,002       41,216
Receivables .............................      231,482      175,696      250,902
Inventories .............................       60,671       85,042       85,235
Other ...................................       12,407       13,658       22,252
                                            ----------   ----------   ----------
                                               330,282      329,398      399,605
                                            ----------   ----------   ----------

INVESTMENTS .............................      842,179      753,805      829,422
                                            ----------   ----------   ----------

OTHER ASSETS ............................      409,985      403,423      417,594
                                            ----------   ----------   ----------

TOTAL ASSETS ............................   $4,427,299   $4,352,889   $4,513,318
                                            ==========   ==========   ==========


CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common shareholders' equity .............   $1,244,250   $1,218,476   $1,225,715
Preferred shares, not subject
  to mandatory redemption ...............       81,461       89,955       89,945
Preferred shares, subject to
  mandatory redemption ..................       50,000       50,000       50,000
Long-term debt
  (excluding current portion) ...........    1,381,240    1,389,771    1,403,322
                                            ----------   ----------   ----------
                                             2,756,951    2,748,202    2,768,982
                                            ----------   ----------   ----------

CURRENT LIABILITIES
Notes payable ...........................       99,800       69,600      184,800
Current portion of
  long-term debt ........................       64,860       72,711       65,295
Current portion of power
  purchase contract .....................       13,029       12,080       13,029
Accounts payable ........................      139,661      116,267      142,759
Taxes accrued ...........................       91,586      108,733       81,898
Interest accrued ........................       24,658       24,163       30,635
Other ...................................       61,571       34,390       46,797
                                            ----------   ----------   ----------

                                               495,165      437,944      565,213
                                            ----------   ----------   ----------

OTHER LIABILITES
Power purchase contract .................      112,700      125,729      112,700
Deferred income taxes ...................      747,345      717,852      746,574
Investment tax credit ...................       93,591       99,724       95,041
Other ...................................      221,547      223,438      224,808
                                            ----------   ----------   ----------
                                             1,175,183    1,166,743    1,179,123
                                            ----------   ----------   ----------
TOTAL CAPITALIZATION AND
  LIABILITIES ...........................   $4,427,299   $4,352,889   $4,513,318
                                            ==========   ==========   ==========

The accompanying notes are an integral part of these statements.


                           MIDAMERICAN ENERGY COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In Thousands)

                                                                 March 31
                                                                 --------
                                                           1996         1995
                                                         ---------    ---------

NET CASH FLOWS FROM OPERATING ACTIVITIES
Net income ...........................................   $  53,524    $  37,577
Adjustments to reconcile net income to net
  cash provided:
  Depreciation, depletion and amortization ...........      51,385       50,013
  Net increase (decrease) in deferred income taxes
    and investment tax credit, net ...................         253       (8,995)
  Amortization of other assets .......................       6,034        3,920
  Capitalized cost of real estate sold ...............         267          465
  Gain on sale of securities, assets
    and other investments ............................      (3,070)        (820)
  Impact of changes in working capital, net of
    effects from discontinued operations .............      69,216       46,382
  Other ..............................................       5,026        9,652
                                                         ---------    ---------
     Net cash provided ...............................     182,635      138,194
                                                         ---------    ---------

NET CASH FLOWS FROM INVESTING ACTIVITIES
Utility construction expenditures ....................     (28,518)     (43,409)
Quad-Cities Nuclear Power Station
  decommissioning trust fund .........................      (2,159)      (2,201)
Deferred energy efficiency expenditures ..............      (1,951)      (5,389)
Nonregulated capital expenditures ....................     (15,507)     (11,809)
Purchase of securities ...............................     (82,196)     (14,363)
Proceeds from sale of securities .....................      81,681       11,950
Proceeds from sale of assets and other investments ...         183       26,253
Other investing activities, net ......................        (577)       9,728
                                                         ---------    ---------
  Net cash used ......................................     (49,044)     (29,240)
                                                         ---------    ---------

NET CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid .......................................     (32,699)     (31,399)
Issuance of long-term debt, net of issuance cost .....           -       39,554
Retirement of long-term debt, including
  reacquisition cost .................................        (638)     (48,618)
Reacquisition of preferred shares, including
  reacquisition cost .................................      (8,750)           -
Decrease in InterCoast Energy Company
  unsecured revolving credit facility ................     (22,000)           -
Issuance of common shares ............................           -        7,633
Decrease in notes payable ............................     (85,000)     (54,900)
                                                         ---------    ---------
  Net cash used ......................................    (149,087)     (87,730)
                                                         ---------    ---------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS ...............................     (15,496)      21,224
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .....      41,216       33,778
                                                         ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...........   $  25,720    $  55,002
                                                         =========    =========

ADDITIONAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized ............   $  35,571    $  35,601
                                                         =========    =========
Income taxes paid ....................................   $     722    $   3,955
                                                         =========    =========

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A)  General:

        The consolidated financial statements included herein have been prepared by MidAmerican Energy Company (Company or MidAmerican), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, all adjustments have been made to present fairly the financial position, the results of operations and the changes in cash flows for the periods presented. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto incorporated by reference in the Company's latest Annual Report on Form 10-K.

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

        The Company is evaluating 27 properties which were, at one time, sites of gas manufacturing plants in which it may be a potentially responsible party
(PRP). The purpose of these evaluations is to determine whether waste materials are present, whether such materials constitute an environmental or health risk, and whether the Company has any responsibility for remedial action. The Company is currently conducting field investigations at fifteen sites and has completed investigations at three sites. In addition, the Company is currently removing contaminated soil at three sites, and has completed removals at two sites. The Company is continuing to evaluate several sites to determine the future liability, if any, for conducting site investigations or other site activity.

        The Company's present estimate of probable remediation costs for the sites discussed above is $22 million. This estimate has been recorded as a liability and a regulatory asset for future recovery. The Illinois Commerce Commission has approved the use of a tariff rider which permits recovery of the actual costs of litigation, investigation and remediation relating to former MGP sites. The Company's present rates in Iowa provide for a fixed annual recovery of MGP costs. The Company is pursuing recovery of the remediation costs from other PRPs and its insurance carriers.

        The estimated recorded liabilities for these properties are based upon preliminary data. Thus, actual costs could vary significantly from the estimates. The estimate could change materially based on facts and circumstances derived from site investigations, changes in required remedial action and changes in technology relating to remedial alternatives. In addition, insurance recoveries for some or all of the costs may be possible, but the liabilities recorded have not been reduced by any estimate of such recoveries.

        Although the timing of potential incurred costs and recovery of such costs in rates may affect the results of operations in individual periods, management believes that the outcome of these issues will not have a material adverse effect on the Company's financial position or results of operations.

C)  Discontinued Operations:

        The Company reflected as discontinued operations at September 30, 1994, all activities of a subsidiary that constructed generating facilities and a subsidiary that constructed electric distribution and transmission systems. Essentially all of the assets of these subsidiaries have been sold.

        Midwest Capital, under the terms of certain sale agreements, has indemnified the purchasers of the construction subsidiaries for specified losses or claims relating to construction projects which occurred prior to the date of their sale. In addition, Midwest Capital has guaranteed performance on a joint venture turnkey engineering, procurement and construction contract for a cogeneration project. The Company has provided a support agreement to Midwest Capital related to this project. In October 1995, the project received preliminary acceptance from the owner. Management believes that the likelihood of a material adverse impact to the Company under any indemnity of the provisions of the sale agreements or the construction contracts, or a material cash payment by the Company under the support agreement is remote.

        Net assets of the construction subsidiaries are separately presented on the Consolidated Balance Sheets as Investment in Discontinued Operations. Proceeds received from the disposition of the construction investments through March 31, 1996, were $4.1 million. Revenues from discontinued activities, as well as the results of operations and the estimated income (loss) on the disposal of discontinued operations for the three and twelve months ended March 31 are as follows (in thousands):


                                            Three Months      Twelve Months
                                           Ended March 31     Ended March 31
                                           --------------     --------------
                                           1996     1995     1996        1995
                                          ------  -------   -------    --------
OPERATING REVENUES                          $ -   $ 6,269   $ 1,065    $ 35,456
                                            ===   =======   =======    ========

INCOME (LOSS) FROM DISCONTINUED
  OPERATIONS
Income (Loss) from discontinued
  operations before income taxes            $ -   $     -   $   880    $ (1,626)
Income tax benefit (expense)                 10         -      (453)        505
                                            ---   -------   -------    --------
  Income (Loss) from discontinued
    operations                               10         -       427      (1,121)
                                            ---   -------   -------    --------

LOSS ON DISPOSAL
Loss on disposal before income taxes        $ -   $     -   $     -    $(11,576)
Income tax benefit                            -         -         -       7,811
                                                                       --------
  Loss on disposal                            -         -         -      (3,765)
                                            ---   -------   -------    --------

  Total                                     $10   $     -   $   427    $ (4,886)
                                            ===   =======   =======    ========

D)      Statement of Financial Accounting Standards No. 121:

        On January 1, 1996, the Company adopted Statement of Financial Accounting Standard No. 121 (SFAS 121) regarding accounting for asset impairments. This statement requires the Company to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 121 also requires rate-regulated companies to recognize an impairment for regulatory assets for which future recovery is not probable. The adoption of SFAS 121 did not have a material impact on the Company's results of operations or financial position.

(E)     Holding Company:

        The Company's Board of Directors and holders of a majority of the outstanding shares of the Company's common stock have approved the formation of a holding company for MidAmerican's organizational structure. The holding company would have three wholly owned subsidiaries consisting of MidAmerican (utility operations), InterCoast Energy Company and Midwest Capital Group, Inc.. Consummation of the holding company structure is subject to the receipt of certain orders from the ICC, IUB, FERC, and the Nuclear Regulatory Commission. Subject to such approvals, each share of MidAmerican common stock will be exchanged for one share of the holding company's stock. It is management's intent, if possible, to complete the formation of the holding company and share exchange by the end of 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

                               CORPORATE OVERVIEW

   MidAmerican Energy Company (the Company or MidAmerican) was formed on July 1, 1995, as a result of the merger of Iowa-Illinois Gas and Electric Company (Iowa-Illinois), Midwest Resources Inc. (Resources) and its utility subsidiary, Midwest Power Systems Inc. (Midwest).

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

   The merger is accounted for as a pooling-of-interests, and the Consolidated Financial Statements included in this Form 10-Q are presented as if the merger was consummated as of the beginning of the earliest period presented. Portions of the following discussion provide information related to material changes in the Company's financial condition and results of operations between the periods presented, based on the combined historical information of the predecessor companies. It is not necessarily indicative of what would have occurred had the merger actually been consummated at the beginning of the earliest period.

   On April 24, 1996, the Company's common shareholders approved a proposal to form a holding company. The holding company would have three wholly owned subsidiaries consisting of MidAmerican (utility operations), InterCoast and Midwest Capital. The Board of Directors and management believe a holding company structure will provide a more flexible organization better designed to operate in a more competitive environment. Certain orders must yet be received from the Illinois Commerce Commission, the Iowa Utilities Board (IUB), the Federal Energy Regulatory Commission (FERC), and the Nuclear Regulatory Commission. Subject to such orders, each share of MidAmerican common stock will be exchanged for one share of the holding company's common stock. It is management's intent, if possible, to complete the formation of the holding company and share exchange by the end of 1996.

                              RESULTS OF OPERATIONS

EARNINGS

   The following table provides a summary of the earnings contributions of the Company's operations for each of the periods presented:

                                               Periods Ended March 31,
                                               -----------------------
                                          Three Months        Twelve Months
                                         --------------      --------------
                                         1996      1995      1996      1995
                                         ----      ----      ----      ----
   Earnings (in millions)
      Electric utility                  $ 22.3    $ 18.6    $115.4    $ 93.2
      Gas utility                         22.8      15.7      19.9      11.9
                                        ------    ------    ------    ------
        Utility operations                45.1      34.3     135.3     105.1
      Nonregulated operations              5.9       1.0       2.8      11.1
      Income (loss) from
        discontinued operations              -         -       0.4      (4.9)
                                        ------    ------    ------    ------

      Consolidated earnings             $ 51.0    $ 35.3    $138.5    $111.3
                                        ======    ======    ======    ======

   Earnings Per Common Share
      Electric utility                  $ 0.22    $ 0.18    $ 1.15    $ 0.94
      Gas utility                         0.23      0.16      0.20      0.12
                                        ------    ------    ------    ------
        Utility operations                0.45      0.34      1.35      1.06
      Nonregulated operations             0.06      0.01      0.03      0.11
      Income (loss) from
        discontinued operations              -         -         -     (0.05)
                                        ------    ------    ------    ------

      Consolidated earnings             $ 0.51    $ 0.35    $ 1.38    $ 1.12
                                        ======    ======    ======    ======

   Earnings per share for the first quarter of 1996 increased 16 cents compared to the first quarter of 1995. Gross margins of utility electric and natural gas operations accounted for most of the increase in utility earnings per share. Gross margin is the amount of revenues remaining after deducting electric fuel costs or the cost of gas sold, as appropriate. Realization of cost savings resulting from the merger also had a favorable effect on utility earnings. Earnings of nonregulated subsidiaries contributed 5 cents per share more in the 1996 quarter than in the 1995 quarter. The increase in earnings of nonregulated subsidiaries resulted primarily from improved oil and gas production earnings due to increased volumes, higher prices and reduced expenses. In addition, an increase in gains on sales of securities contributed to the increase in nonregulated earnings.

   For the twelve months ended March 31, 1996, earnings per share were 26 cents greater than the comparable 1995 period. Increases in utility gross margins due primarily to increases in electric and gas retail sales volumes resulting from hot weather in the third quarter of 1995 and cold weather in the first quarter of 1996 were the main cause of the increase. Electric and gas service rate increases filed prior to the merger also contributed to the increase in gross margins. A portion of the rate increases relate directly to increases in certain operating expenses and thus did not materially increase earnings. A reduction in nuclear operations and maintenance expenses also favorably affected earnings.

   Twelve months ended March 31, 1996, earnings were reduced by merger-related costs. As part of the process of merging the operations of MidAmerican's predecessors, the Company developed a restructuring plan which included employee incentive early retirement, relocation and separation programs. During the last half of 1995 the Company recorded $33.4 million of restructuring costs which included the Company's estimate of the remaining amount of such costs to be incurred. These costs are primarily reflected in Other Operating Expenses in the Consolidated Statements of Income.

     In addition, the Company incurred costs to consummate the merger. These costs, which are included in Other Non-Operating Income, in the Consolidated Statements of Income, totalled $4.4 million and $4.8 million in 1996 and 1995 twelve-month periods, respectively.

   In total, restructuring and transaction costs reduced earnings for the 1996 twelve-month period by 24 cents per share, while transaction costs reduced the 1995 twelve-month period earnings by 5 cents per share.

   Write-downs of certain assets of the Company's nonregulated subsidiaries also reduced earnings for twelve months ended March 31, 1996, by approximately $10.2 million, or 10 cents per share. The pre-tax amount of the write-downs, which is included in Other Non-Operating Income, in the Consolidated Statements of Income, reflects other-than-temporary declines of $18.0 million in the value of those nonregulated investments. The investments are primarily alternative energy projects. The 1996 twelve-month period also reflects aftertax gains totalling approximately $5.0 million on the sales of a partnership interest and a subsidiary. The pre-tax amount of $8.5 million is reflected in Other Non-Operating Income.

UTILITY GROSS MARGIN


   Electric Gross Margin:
   ----------------------

                                                Periods Ended March 31,
                                                -----------------------
                                             Three Months    Twelve Months
                                             ------------    -------------
                                             1996   1995    1996     1995
                                             ----   ----   ------   ------
                                                      (In millions)

Operating revenues                           $262   $246   $1,111   $1,022
Cost of fuel, energy and capacity              61     54      238      212
                                             ----   ----   ------   ------

   Electric gross margin                     $201   $192   $  873   $  810
                                             ====   =====  ======   ======

   Electric gross margin increased for each 1996 period presented compared to the 1995 periods due to changes in revenues. Changes in the cost of electric fuel, energy and capacity (collectively, Energy Costs) reflect fluctuations in generation levels and mix, fuel cost, and energy and capacity purchases. The Company has been allowed to recover Energy Costs from most of its electric utility customers through energy adjustment clauses (EACs) in revenues. Variations in revenues collected through the EACs, reflecting changes in Energy Costs per unit sold and volumes sold, do not affect gross margin or net income.

   For the 1996 three months ended period, electric gross margin increased 4.7% reflecting a 4.9% increase in electric retail sales. This was due in part to a 14% increase in heating degree days as a result of colder weather in the 1996 quarter. In addition, an increase in the number of customers contributed to the increase in sales.

     An increase in electric retail rates also was a cause of the increase in revenues and gross margin. Retail rates in the first quarter of 1995 reflect interim rates representing an increase of $13.6 million in annual electric revenues in connection with an Iowa electric rate filing, which the Company began collecting in January 1995. The first quarter of 1996 reflects a final rate increase in the proceeding, which was effective in August 1995, representing an increase of $20.3 million in annual electric revenues. Approximately $8 million of the $20.3 million increase in annual electric revenues relates to additional expensing of other postretirement employee benefit (OPEB) costs. Additionally, in August 1995, the Company began collection of $18.6 million over a four-year prospective period related to an energy efficiency cost recovery filing. Revenue increases for energy efficiency cost recovery have an immaterial impact on net income due to corresponding increases in other operating expenses, reflecting the amortization of previously deferred energy efficiency costs.

   Revenues increased $10.6 million due to increased revenues from sales for resale. Effective November 1995, the margin on most electric sales for resale is flowed through to retail customers and has a minimal effect on gross margin.

   For twelve months ended March 31, 1996, electric gross margin increased 7.8% compared to the comparable 1995 period. Electric retail sales increased 4.4% due primarily to greater cooling and heating sales as a result of warmer weather in the 1995 cooling season and colder weather in the first quarter of 1996 than in the comparable prior year periods.

   In addition to the electric rate increases discussed above, the comparison of the twelve-month gross margins was affected by two energy efficiency cost recovery filings. In October 1994 and January 1995, the Company implemented rate increases for Iowa energy efficiency cost recovery filings which allow a total increase in electric revenues of $31.7 million over a four-year period. As stated above, a corresponding increase in other operating expenses results in an immaterial impact on net income for revenue increases from energy efficiency cost recovery.

   Revenues from sales for resale accounted for $35.9 million of the increase in electric revenues for the 1996 twelve-month period. Sales for resale have a lower margin than other sales and, accordingly, increases in related revenues do not increase gross margin and net income as much as increases in retail revenues. As stated above, the effect on gross margin of fluctuations in revenues from sales for resale was substantially eliminated effective in November 1995.


   Gas Gross Margin:
   -----------------

                                                 Periods Ended March 31,
                                                 -----------------------
                                             Three Months         Twelve Months
                                             ------------         -------------
                                           1996       1995       1996       1995
                                           ----       ----       ----       ----
                                                       (In millions)

Operating revenues                         $196       $172       $483       $438
Cost of gas sold                            123        108        293        273
                                           ----       ----       ----       ----
   Gas gross margin                        $ 73       $ 64       $190       $165
                                           ====       ====       ====       ====


   Gas gross margin increased for each 1996 period presented compared to the 1995 periods due to changes in revenues. The Company has been allowed to recover the cost of gas sold from most of its gas utility customers through purchase gas adjustment clauses (PGAs) in revenues. Variations in revenues collected through the PGAs, reflecting changes in the cost of gas per unit and volumes sold, do not affect gross margin or net income.

    For the comparative three months ended periods, gas gross margin increased 14.1% from 1995 to 1996 reflecting a 14.2% increase in natural gas retail sales due in part to a 13% increase in heating degree days. In addition, an increase in the number of customers contributed to the increase in sales.

   An increase in gas retail rates also was a cause of the increase in revenues and gross margin. Retail rates in the first quarter of 1995 reflect interim rates representing an increase of $8.2 million in annual gas revenues in connection with an Iowa gas rate filing, which the Company began collecting in October 1994. The first quarter of 1996 reflects a final rate increase in the proceeding, which was effective in August 1995, representing an increase of $10.6 million in annual gas revenues. Approximately $2.5 million of the $10.6 million increase in annual gas revenues relates to additional expensing of OPEB costs.

   For twelve months ended March 31, 1996, gas gross margin increased 15.2% compared to the comparable 1995 period. Gas retail sales increased 11.2% due primarily to greater heating sales as a result of colder weather in the 1995-1996 heating season than in the comparable prior twelve-month period.

   In addition to the gas rate increase discussed above, the comparison of the twelve-month gas gross margins was affected by an energy efficiency cost recovery filing. In January 1995, the Company implemented a gas service rate increase for an Iowa energy efficiency cost recovery filing which allows an increase in gas revenues of $6.7 million over a four-year period. Revenue increases for energy efficiency cost recovery have an immaterial impact on net income due to corresponding increases in other operating expenses.


UTILITY OPERATING EXPENSES

   Other operating expenses for the quarter ended March 31, 1996, decreased $2.2 million compared to the first quarter of 1995 due primarily to savings from work force reductions following the merger. These decreases were partially offset by increased injuries and damages expenses and, as discussed above, amortization of deferred energy efficiency and OPEB costs.

   For the twelve months ended March 31, 1996, other operating expenses increased $38.1 million compared to the 1995 period due primarily to costs related to the restructuring plan discussed in the opening section of Results of Operations. Utility operating expenses include $31.9 million of the $33.4 million total restructuring costs. In addition, the 1996 twelve-month period includes a $7.2 million increase from the amortization of deferred energy efficiency and OPEB costs. The increases for the 1996 period were partially offset by a $5.9 million reduction in nuclear operations costs.

   Maintenance expenses decreased $2.6 million and $16.4 million for the three months and twelve months ended March 31, 1996, compared to the 1995 periods. The timing of power plant maintenance and a reduction in various distribution maintenance accounted for much of the variation between the periods. Quad-Cities Station maintenance expenses decreased $4.0 million for the twelve months ended March 31, 1996, due in part to the 1994 outage.

   Depreciation expense increased compared to each prior period due primarily to additions to utility plant in service.

NONREGULATED OPERATING REVENUES

   Revenues for the Company's nonregulated subsidiaries increased significantly for the 1996 quarter compared to the 1995 quarter. Revenues of a wholesale natural gas marketing firm acquired in December 1995 contributed $29.0 million to the increase. Increases in sales volumes and prices for a nonregulated retail natural gas marketing subsidary resulted in a $19.5 million increase in revenues. In addition, revenues from gas production increased due to greater production levels and higher prices.

   Revenues for the 1996 twelve-month period increased significantly compared to the 1995 period as well. Revenues of the recently acquired wholesale natural gas firm contributed $43.2 million to the increase. Increases in oil and gas production volumes and in sales of retail natural gas also contributed to the increase.

NONREGULATED OPERATING EXPENSES

   Cost of sales includes expenses directly related to sales of oil, natural gas and real estate. The factors discussed above for revenues, including natural gas sales volumes, gas prices and the newly acquired wholesale natural gas firm also affected the increase in cost of sales for each 1996 period compared to the 1995 periods.

   Other nonregulated expenses increased $2.7 million for the 1996 twelve-month period compared to the twelve months ended March 31, 1995. The 1996 period includes $1.5 million of merger-related expenses for the Company's restructuring plan.

REALIZED GAINS AND LOSSES ON SECURITIES, NET

   Realized gains and losses on securities increased for the 1996 quarter due to an increase in gains on the disposition of equity fund holdings and managed preferred stock portfolios. For the comparative twelve-month periods, realized gains and losses on securities decreased $2.9 million for 1996 compared to 1995 due primarily to the sale of a single holding in 1994 which generated a $5.9 million pre-tax gain.

NON-OPERATING INCOME - OTHER, NET

   The adjustments to nonregulated investments discussed at the beginning of Results of Operations were the primary cause of the decrease in Other, Net, for the twelve months ended March 31, 1996, compared to the 1995 period. Gains totalling $8.5 million on the sales of a partnership interest in a gas marketing organization and a telecommunication subsidiary in the 1996 twelve months ended period partially offset the decreases. In addition, merger transaction costs reduced Other, Net in both twelve-month periods.

INTEREST CHARGES

   Decreased interest on long-term debt in the 1996 first quarter compared to the 1995 quarter was due to a lower overall balance and rate on debt of nonregulated subsidiaries.
                                      -14-

Increased interest on long-term debt in the 1996 twelve-month period compared to the 1995 twelve-month period was due primarily to the issuance of $60 million of 7.875% Series of mortgage bonds in November 1994. Higher utility commercial paper balances and increased interest rates were the main causes of the increase in other interest expense.

DISCONTINUED OPERATIONS

   In 1994, the Company announced its intent to divest its construction subsidiaries and recognized the anticipated loss on disposal. The sale of certain assets of one of the subsidiaries was completed in December 1994, and the sale of the other construction subsidiary was completed in March 1995. Settlement of a construction receivable in the second quarter of 1995 resulted in $0.4 million of income in 1995.

PREFERRED DIVIDENDS

   The increase in preferred dividends for the 1996 quarter compared to the first quarter of 1995 was due to a loss on the redemption of shares of the $1.7375 Series of preferred shares in March 1996. The decrease in preferred dividends for the twelve months ended March 31, 1996, compared to the 1995 period was due mostly to the redemption of three series of preferred shares in December 1994.


                         LIQUIDITY AND CAPITAL RESOURCES

   The Company has available a variety of sources of liquidity and capital resources, both internal and external. These resources provide funds required for current operations, debt retirement, dividends, construction expenditures and other capital requirements.

   For the first quarter of 1996, the Company had net cash provided from operating activities of $183 million and net cash used of $49 million and $149 million for investing and financing activities, respectively.

INVESTING ACTIVITIES

   Utility construction expenditures, including allowance for funds used during construction (AFUDC), Quad-Cities Station nuclear fuel purchases and Cooper capital improvements, were $29 million for the first quarter of 1996.

   Forecasted utility construction expenditures for 1996 are $166 million including AFUDC. Capital expenditures needs are reviewed regularly by the Company's management and may change significantly as a result of such reviews. For the years 1996 through 2000, the Company forecasts $818 million for utility construction expenditures. The Company presently expects that all utility construction expenditures for 1996 through 2000 will be met with cash generated from utility operations, net of dividends.

   In general, decommissioning of a nuclear facility means to safely remove the facility from service and restore the property to a condition allowing unrestricted use by the operator. Based on information presently available, the Utility expects to contribute $45 million during the period 1996 through 2000 to an external trust established for the investment of funds for decommissioning the Quad-Cities Station. The funds are invested predominately in investment grade municipal, and U.S. Treasury, bonds. In addition, a portion of the payments made under the power purchase contract with NPPD are for decommissioning funding related to Cooper. The Cooper costs are reflected in Other Operating Expenses in the Consolidated Statements of Income. Based on NPPD estimates, the Utility expects to pay approximately $54 million for Cooper decommissioning during the period 1996 through 2000. NPPD invests the funds in instruments similar to those of the Quad-Cities Station trust fund. The Company's obligation for Cooper decommissioning may be affected by the actual plant shutdown date and the status of the power purchase contract at that time. The Company currently recovers Quad-Cities Station decommissioning costs charged to Illinois customers through a rate rider on customer billings. Cooper and Quad-Cities Station decommissioning costs charged to Iowa customers are included in base rates, and increases in those amounts must be sought through the normal ratemaking process.

   Capital expenditures of nonregulated subsidiaries were $16 million for the first quarter of 1996. Capital expenditures of nonregulated subsidiaries depend upon the availability of suitable investment opportunities and other factors and may vary significantly from forecasted amounts. Excluding the following acquisition, capital expenditures are forecasted to be approximately $85 million for 1996, primarily related to InterCoast.

   In April 1996, Medallion Production Company (Medallion), an oil and gas subsidiary of InterCoast, acquired certain interests of Enron Oil and Gas Company and Enron Oil and Gas Marketing, Inc. The acquisition, which was in excess of $50 million, increases Medallion's 1995 year-end proved reserves to approximately 42 million barrels of oil equivalent, or an increase of approximately 30%.

   InterCoast invests in a variety of marketable securities which it holds for indefinite periods of time. For the first quarter of 1996, InterCoast had net cash inflows of $3 million from its marketable securities investment activities. In the Consolidated Statements of Cash Flows, the lines Purchase of Securities and Proceeds from Sale of Securities consist primarily of the gross amounts of these activities, including realized gains and losses on investments in marketable securities.

FINANCING ACTIVITIES

   The Utility currently has authority from the FERC to issue short-term debt in the form of commercial paper and bank notes aggregating $400 million. As of March 31, 1996, the Utility had a $250 million revolving credit facility agreement to provide short-term financing for utility operations. The Utility's commercial paper borrowings, which totalled $100 million at March 31, 1996, are currently supported by the revolving credit facility. The Utility also has lines of credit and revolving credit facilities which are dedicated to provide liquidity for its obligations under outstanding pollution control revenue bonds that are periodically remarketed.

   The Utility has $347 million of long-term debt maturities and sinking fund requirements for 1996 through 2000, $1 million of which matures in 1996.

   In March 1996 the Company redeemed 350,000 shares, or $8.75 million, of the $1.7375 Series preferred shares.

   The Utility is currently considering several long-term financing options for 1996. Proceeds from those issuances would be used to reduce commercial paper outstanding and to refinance higher cost securities.

   As of December 31, 1995, the Utility had the capability to issue approximately $1.3 billion of mortgage bonds under the current Midwest indenture. The Utility does not expect to issue additional debt under the Iowa-Illinois indenture, but may if necessary.

   The Company has the necessary authority to issue up to 6,000,000 shares of common stock through its Shareholder Options Plan (the Company's dividend reinvestment and stock purchase plan). Since the effective date of the merger, the Company has used open market purchases of its common stock rather than original issue shares to meet share obligations under its Employee Stock Purchase Plan and the Shareholder Options Plan. The Company currently plans to continue using open market purchases to meet share obligations under these plans.

   Several financial relationships between the Company's utility and nonregulated operations were eliminated subsequent to the merger. One support agreement remains between the Utility and Midwest Capital related to a performance guarantee by Midwest Capital of a joint venture turnkey engineering, procurement and construction contract for a cogeneration project. The project received preliminary acceptance from the owner in 1995, which pursuant to the construction contract, eliminates the potential for liquidated damages being incurred related to the project. Midwest Capital also has $25 million of long-term debt outstanding at March 31, 1996, that matures in 1996 and is supported by a guarantee from the Utility. In addition, Midwest Capital has a $25 million line of credit with the Utility.

   InterCoast has two floating-rate-to-fixed interest rate swaps each in the amount of $32 million. The interest rate swaps have fixed rates of 5.97% and 6.00%, respectively, and are for three-year and two-year terms, respectively, with an optional third year on the latter.

   InterCoast's aggregate amounts of maturities and sinking fund requirements for long-term debt outstanding at March 31, 1996, are $39 million for 1996 and $265 million for the years 1996 through 2000. Amounts due in 1996 are expected to be refinanced with debt.

   On April 24, 1996, the Company's Board of Directors declared a quarterly dividend on common shares of $0.30 per share payable June 1, 1996. The dividend represents an annual rate of $1.20 per share.

OPERATING ACTIVITIES

   The Utility is subject to regulation by several utility regulatory agencies. The operating environment and the recoverability of costs from utility customers are significantly influenced by the regulation of those agencies. The Company anticipates that changes in the utility industry will create a more competitive environment. Although these anticipated changes may create opportunities, they will also create additional challenges and risks for utilities. The Company is evaluating strategies that will assist it in a more competitive environment.

   On April 25, 1996, the Company announced its intent to file in Iowa and Illinois a new electric pricing proposal. The proposal would reduce electric revenues by approximately $100 million over five years and eliminate automatic fuel adjustment clauses. The price reductions, possible due to merger-related cost savings, reduce price disparity within customer classes and are expected to move the Company closer to prices that can be sustained in a competitive market.

   A possible consequence of competition in the utility industry is the discontinued applicability of Statement of Financial Accounting Standards (SFAS) No. 71. SFAS 71 sets forth accounting principles for all, or a portion, of a company's operations that are regulated and meet certain criteria. For operations that meet the criteria, SFAS 71 allows, among other things, the deferral of costs that would otherwise be expensed when incurred. The Company's electric and gas utility operations are currently subject to the provisions of SFAS 71, but its applicability is periodically reexamined. If a portion of the Company's utility operations no longer meets the criteria of SFAS 71, the Company would be required to eliminate from its balance sheet the regulatory assets and liabilities related to those operations that resulted from actions of its regulators. Although the amount of such an elimination would depend on the specific circumstances, a material adjustment to earnings in the appropriate period could result from the discontinuance of SFAS 71. As of March 31, 1996, the Company had approximately $390 million of regulatory assets in its Consolidated Balance Sheet.

   In 1992, the FERC issued Order No. 636, directing a restructuring by interstate pipeline companies for their natural gas sales and transportation services. The unbundling of pipeline services increased the Company's access to supply options and its supply responsibilities. Certain transition costs incurred by interstate natural gas pipelines for their compliance with Order 636 will be paid to the pipeline companies over the next several years. The Company's Consolidated Balance Sheet as of March 31, 1996, includes a $37 million noncurrent liability and regulatory asset recorded for transition costs. The Company may incur other transition costs in conjunction with future purchases of gas, but does not expect these billings to have a material impact on the cost of gas. The Company is currently recovering costs related to Order 636 from its customers.

     Electric and gas utilities in Iowa are currently required to spend approximately 2% and 1.5%, respectively, of their annual Iowa jurisdictional revenues on energy efficiency activities. As discussed in Results of Operations, the Company is collecting a total of approximately $14.3 million annually for certain of the previously deferred costs related to prior energy efficiency filings. As of March 31, 1996, the Company had approximately $69 million of energy efficiency costs deferred on its Consolidated Balance Sheet for which recovery will be sought in future energy efficiency filings. In May 1996, the Iowa legislature approved a bill eliminating mandatory spending levels for energy efficiency programs and allowing quicker recovery of energy efficiency expenditures as determined by the IUB. As of the filing of this Form 10-Q, the bill was yet to be signed by the Governor.

   The United States Environmental Protection Agency (EPA) and state environmental agencies have determined that contaminated wastes remaining at certain decommissioned manufactured gas plant facilities may pose a threat to the public health or the environment if such contaminants are in sufficient quantities and at such concentrations as to warrant remedial action.

   The Company is evaluating 27 properties which were, at one time, sites of gas manufacturing plants in which it may be a potentially responsible party (PRP). The purpose of these evaluations is to determine whether waste materials are present, whether such materials constitute an environmental or health risk, and whether the Company has any responsibility for remedial action. The Company's present estimate of probable remediation costs for these sites is $22 million. This estimate has been recorded as a liability and a regulatory asset for future recovery through the regulatory process. Refer to Note (B) of Notes for further discussion of the Company's environmental activities related to manufactured gas plant sites and cost recovery.

   Although the timing of potential incurred costs and recovery of such cost in rates may affect the results of operations in individual periods, management believes that the outcome of these issues will not have a material adverse effect on the Company's financial position or results of operations.


ACCOUNTING ISSUES

   In March 1995, the Financial Accounting Standards Board (FASB) issued SFAS 121 regarding accounting for asset impairments. This statement, which was adopted by the Company in the first quarter of 1996, requires the Company to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. SFAS 121 also requires rate-regulated companies to recognize an impairment for regulatory assets that are not probable of future recovery. Adoption of SFAS 121 did not have a material impact on the Company's results of operations or financial position.

    The staff of the Securities and Exchange Commission has questioned certain of the current accounting practices of the electric utility industry, including those of the Company, regarding the recognition, measurement and classification of nuclear decommissioning costs in the financial statements. In response to these questions, the FASB has issued an Exposure Draft (ED), "Accounting for Certain Liabilities Related to Closure or Removal of Long-Lived Assets," which addresses the accounting for closure and removal costs, including decommissioning of nuclear power plants. The Company is in the process of reviewing the ED and its potential impacts on the Company. If current electric utility industry accounting practices for such decommissioning are changed, the annual provision for decommissioning could increase relative to 1995, and the total estimated cost for decommissioning could be recorded as a liability with recognition of an increase in the cost of related nuclear power plant. The Company has not determined what impact, if any, it would have on the Company's operation and financial position.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

        The Company and its subsidiaries have no material legal proceedings except for the following:

Environmental Matters

        For  information  relating  to  the  Company's   Environmental  Matters,
reference is made to Part I, Note (B) of Notes to Consolidated Financial Statements.

Cooper Litigation

     On May 26, 1995, the Company filed a lawsuit naming Nebraska Public Power District (NPPD) as defendant. The action is filed in the U.S. District Court for the Southern District of Iowa and is identified as No. 4-95-CV-80356. The legal proceeding is based upon a long-term power purchase agreement between the Company and NPPD, pursuant to which the Company purchases one-half the output of NPPD's Cooper Nuclear Station (Cooper) and pays one-half the cost of operating Cooper. NPPD, in turn, is obligated to operate the plant in an efficient and economical manner consistent with good business and utility practices and in compliance with the terms of its operating license issued to it by the Nuclear Regulatory Commission (NRC). In 1993 and 1994, as a response to NPPD actions, the NRC issued numerous notices of violations to NPPD; as a result of these violations and other safety issues identified by the NRC and NPPD, Cooper experienced unplanned outages and outages were unduly extended. NPPD's failure to meet its obligations with respect to the operation of Cooper deprived the Company of the benefits it was entitled to under the power sales contract, causing the Company to lose profits and incur increased costs of operation, which damages the Company seeks to collect from NPPD. Similar litigation has been filed against NPPD by the Lincoln Electric System (LES), a municipal utility serving the City of Lincoln, Nebraska, and purchasing one-eighth of the output of Cooper pursuant to a similar power purchase contract. The LES legal proceeding is pending in Nebraska state court.

Item 6.  Exhibits and Reports on Form 8-K

(a)     Exhibits

        Exhibits Filed Herewith

        Exhibit 27 - Financial Data Schedule

(b)     Reports on Form 8-K

        On February 20, 1996, the Company filed a report on Form 8-K, dated February 20, 1996, regarding certain financial information of MidAmerican Energy Company. The financial information included management's discussion and analysis of financial condition and results of operations; consolidated statements of income, cash flows and retained earnings for the years ended December 31, 1995, 1994 and 1993; consolidated balance sheets and consolidated statements of capitalization as of December 31, 1995 and 1994; notes to the consolidated financial statements; report of the independent public accountants; report of management; and supplemental financial and statistical data.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                MidAmerican Energy Company
                                                --------------------------
                                                     (Registrant)







Date    May 9, 1995                               L. E. Cooper
        ------------                          --------------------------

                                                  L. E. Cooper
                                                  Group Vice President
                                                    Finance and Accounting
                                                    (Chief Financial Officer)