Form 10-Q
period 1996-06-30
MIDAMERICAN ENERGY CO
filed 1996-08-14
CIK 928576

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 June 30, 1996
                              ------------------------------------------------

                                                    or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               -----------------  ----------------------------
Commission File Number                       1-11505
                      --------------------------------------------------------
                           MIDAMERICAN ENERGY COMPANY
- ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 IOWA                                42-1425214
- ------------------------------------              -------------------
  (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                 Identification No.)

666 Grand Ave., P.O. Box 657, Des Moines, Iowa          50303
- ----------------------------------------------    -------------------
  (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code   515-242-4300
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

                                                   Yes   X        No
                                                        ----     ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

     Common Stock, without par value                     100,751,713
     -------------------------------           ------------------------------
               (class)                         (outstanding at August 1, 1996)

                           MIDAMERICAN ENERGY COMPANY

                                      INDEX


                                                                 Page Number
                                                                 -----------

Part I.   Financial Information:

          Consolidated Statements of Income for the Three,
          Six and Twelve Months Ended June 30, 1996 and 1995           3

          Consolidated Balance Sheets as of June 30, 1996
          and 1995 and December 31, 1995                               4

          Consolidated Statements of Cash Flows for the Three,
          and Six Months Ended June 30, 1996 and 1995                  5

          Notes to Consolidated Financial Statements                   6

          Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         10

Part II.  Other Information                                           22



                           MIDAMERICAN ENERGY COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    (In Thousands, except per share amounts)
                                                  Three Months                Six Months               Twelve Months
                                                  Ended June 30             Ended June 30              Ended June 30
                                             ----------------------    ------------------------    ------------------------
                                               1996          1995         1996          1995         1996          1995
                                             --------      --------    ----------      --------    ----------     ---------
OPERATING REVENUES
Electric utility .....................       $266,580      $263,132    $  528,854      $509,363    $1,114,138   $ 1,034,409
Gas utility ..........................         85,618        75,475       281,604       247,827       493,365       437,359
Nonregulated .........................         95,744        33,105       194,321        75,944       287,786       154,728
                                             --------      --------    ----------      --------    ----------     ---------
                                              447,942       371,712     1,004,779       833,134     1,895,289     1,626,496
                                             --------      --------    ----------      --------    ----------     ---------
OPERATING EXPENSES
Utility:
  Cost of fuel, energy and capacity ..         55,123        58,019       116,498       112,069       234,690       219,803
  Cost of gas sold ...................         48,689        42,360       171,425       150,931       299,519       269,329
  Other operating expenses ...........         90,168        94,946       177,769       184,755       392,662       364,126
  Maintenance ........................         25,139        21,904        43,875        43,195        86,043        96,061
  Depreciation and amortization ......         41,062        39,291        82,006        78,210       162,746       155,701
  Property and other taxes ...........         23,925        25,253        49,102        52,236        93,216       101,493
                                             --------      --------    ----------      --------    ----------    ----------
                                              284,106       281,773       640,675       621,396     1,268,876     1,206,513
                                             --------      --------    ----------      --------    ----------    ----------
Nonregulated:
  Cost of sales ......................         82,528        22,963       167,379        55,673       240,391       116,263
  Other ..............................         10,870        10,664        21,327        20,912        44,645        37,765
                                             --------      --------    ----------      --------    ----------    ----------
                                               93,398        33,627       188,706        76,585       285,036       154,028
                                             --------      --------    ----------      --------    ----------    ----------
  Total operating expenses............        377,504       315,400       829,381       697,981     1,553,912     1,360,541
                                             --------      --------    ----------      --------    ----------    ----------
OPERATING INCOME .....................         70,438        56,312       175,398       135,153       341,377       265,955
                                             --------      --------    ----------      --------    ----------    ----------
NON-OPERATING INCOME
Interest income ......................          1,019           984         2,524         2,044         4,965         4,727
Dividend income ......................          4,396         4,051         8,902         7,789        18,067        16,615
Realized gains and losses
on securities, net ...................            509           (71)        3,234           354         3,568         4,091
Other, net ...........................          3,056         8,797         4,728        10,438       (16,177)        8,784
                                             --------      --------    ----------      --------    ----------     ---------
                                                8,980        13,761        19,388        20,625        10,423        34,217
                                             --------      --------    ----------      --------    ----------     ---------
INTEREST CHARGES
Interest on long-term debt ...........         26,820        27,836        53,599        55,624       108,480       109,522
Other interest expense ...............          2,687         4,270         5,723         5,630         9,542         9,654
Allowance for borrowed funds .........         (1,020)       (1,360)       (2,456)       (2,587)       (5,421)       (4,893)
                                             --------      --------    ----------      --------    ----------     ---------
                                               28,487        30,746        56,866        58,667       112,601       114,283
                                             --------      --------    ----------      --------    ----------     ---------
INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES ................         50,931        39,327       137,920        97,111       239,199       185,889
INCOME TAXES .........................         20,656        12,653        54,131        32,860        89,255        57,469
                                             --------      --------    ----------      --------    ----------     ---------
INCOME FROM CONTINUING OPERATIONS ....         30,275        26,674        83,789        64,251       149,944       128,420

INCOME (LOSS) FROM
DISCONTINUED OPERATIONS ..............            904           516           914           516           815        (3,767)
                                             --------      --------    ----------      --------    ----------     ---------
NET INCOME ...........................         31,179        27,190        84,703        64,767       150,759       124,653
PREFERRED DIVIDENDS ..................          2,184         2,282         4,661         4,563         8,157         9,967
                                             --------      --------    ----------      --------    ----------     ---------
EARNINGS ON COMMON STOCK .............       $ 28,995      $ 24,908    $   80,042      $ 60,204    $  142,602     $ 114,686
                                             ========      ========    ==========      ========    ==========     ==========

AVERAGE COMMON SHARES OUTSTANDING ....        100,752       100,377       100,752       100,101       100,752        99,578

EARNINGS PER COMMON SHARE
Continuing operations ................       $   0.28      $   0.24    $     0.78      $   0.59    $     1.41     $    1.19
Discontinued operations ..............           0.01          0.01          0.01          0.01          0.01         (0.04)
                                             --------      --------    ----------      --------    ----------     ---------
Earnings per average
common share .........................       $   0.29      $   0.25    $     0.79      $   0.60   $      1.42   $      1.15
                                             ========      ========    ==========      ========   ===========   ===========


Dividends Declared Per Share .........       $   0.30      $   0.29    $     0.60      $   0.58   $      1.20   $      1.17
                                             ========      ========    ==========      ========   ===========   ===========

The accompanying notes are an integral part of these statements.



                                  MIDAMERICAN ENERGY COMPANY
                                  CONSOLIDATED BALANCE SHEETS
                                        (In Thousands)

                                                            As of
                                        -------------------------------------
                                                June 30           December 31
                                        -----------------------   -----------
                                           1996         1995         1995
                                        ----------   ----------   ----------
                                           (Unaudited)

ASSETS
UTILITY PLANT
Electric .............................  $3,973,331   $3,842,667   $3,881,699
Gas ..................................     693,564      680,463      695,741
                                        ----------   ----------   ----------
                                         4,666,895    4,523,130    4,577,440
Less accumulated depreciation
and amortization .....................   2,103,783    1,955,601    2,027,055
                                        ----------   ----------   ----------
                                         2,563,112    2,567,529    2,550,385
Construction work in progress ........      68,393       75,650      104,164
                                        ----------   ----------   ----------
                                         2,631,505    2,643,179    2,654 549
                                        ----------   ----------   ----------

POWER PURCHASE CONTRACT ..............     209,178      222,163      212,148
                                        ----------   -----------  ----------
CURRENT ASSETS
Cash and cash equivalents ............      24,763       35,705       41,216
Receivables ..........................     198,175      145,398      250,902
Inventories ..........................      78,190       95,181       85,235
Other ................................      11,806       24,270       22,252
                                        ----------    ---------    ---------
                                           312,934      300,554      399,605
                                         ---------    ---------    ---------
INVESTMENTS ..........................     869,172      803,211      829,422
                                         ---------    ---------    ---------

OTHER ASSETS .........................     409,911      396,373      417,594
                                         ---------    ---------    ---------

TOTAL ASSETS .........................  $4,432,700   $4,365,480   $4,513,318
                                        ==========   ==========   ==========


CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common shareholders' equity ..........  $1,242,588   $1,223,826   $1,225,715
Preferred shares, not subject to
  mandatory redemption ...............      78,577       89,955       89,945
Preferred shares, subject to
  mandatory redemption ...............      50,000       50,000       50,000
Long-term debt
(excluding current portion) ..........   1,405,350    1,398,539    1,403,322
                                         ---------    ---------    ---------
                                         2,776,515    2,762,320    2,768,982
                                         ---------    ---------    ---------

CURRENT LIABILITIES
Notes payable ........................     164,490      102,300      184,800
Current portion of long-term debt.....      64,461       72,528       65,295
Current portion of power
  purchased contract .................      13,029       12,080       13,029
Accounts payable .....................      77,218       78,213      142,759
Taxes accrued ........................      76,462       98,274       81,898
Interest accrued .....................      29,643       30,925       30,635
Other ................................      55,689       43,559       46,797
                                         ---------    ---------    ---------
                                           480,992      437,879      565,213
                                         ---------    ---------    ---------

OTHER LIABILITIES
Power purchase contract ..............     112,700      125,729      112,700
Deferred income taxes ................     750,388      725,305      746,574
Investment tax credit ................      92,141       98,272       95,041
Other ................................     219,964      215,975      224,808
                                         ---------    ---------    ---------
                                         1,175,193    1,165,281    1,179,123
                                         ---------    ---------    ---------

TOTAL CAPITALIZATION
AND LIABILITIES ......................  $4,432,700   $4,365,480   $4,513,318
                                        ==========   ==========   ==========

The accompanying notes are an integral part of these statements.



                                  MIDAMERICAN ENERGY COMPANY
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Unaudited)
                                        (In Thousands)



                                                     Three Months Ended     Six Months Ended
                                                           June 30              June 30
                                                  ---------------------   ---------------------
                                                      1996        1995       1996      1995
                                                  ---------   ---------   ---------   ---------

NET CASH FLOWS FROM OPERATING ACTIVITIES
Net income .....................................  $  31,179   $  27,190   $  84,703   $  64,767
Adjustments to reconcile net
  income to net cash provided:
  Depreciation, depletion and amortization .....     50,773      49,692     102,157      99,705
  Net increase (decrease) in deferred income
    taxes and investment tax credit, net .......      1,494       9,610       1,747         615
  Amortization of other assets .................      5,899       3,670      11,933       7,590
  Capitalized cost of real estate sold .........      2,231         170       2,498         635
  Gain on sale of securities, assets
    and other investments ......................       (503)     (8,892)     (3,573)     (9,712)
  Impact of changes in working
    capital, net of effects from
    discontinued operations ....................    (62,075)    (23,035)      7,141      23,347
  Other ........................................      2,843      (4,432)      7,870       5,220
                                                  ---------   ---------   ---------   ---------
    Net cash provided ..........................     31,841      53,973     214,476     192,167
                                                  ---------   ---------   ---------   ---------

NET CASH FLOWS FROM INVESTING ACTIVITIES
Utility construction expenditures ..............    (37,075)    (42,124)    (65,593)    (85,533)
Quad-Cities Nuclear Power Station
decommissioning trust fund .....................     (2,159)     (2,159)     (4,318)     (4,360)
Deferred energy efficiency expenditures ........     (5,497)     (5,473)     (7,448)    (10,862)
Nonregulated capital expenditures ..............    (77,319)    (23,214)    (92,826)    (35,783)
Purchase of securities .........................    (52,098)    (40,981)   (134,294)    (55,344)
Proceeds from sale of securities ...............     82,409      15,984     164,090      27,884
Proceeds from sale of assets
and other investments ..........................      1,125       6,484       1,308      32,787
Other investing activities, net ................      4,912         548       4,335      11,036
                                                  ---------   ---------   ---------   ---------
  Net cash used ................................    (85,702)    (90,935)   (134,746)   (120,175)
                                                  ---------   ---------   ---------   ---------

NET CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid .................................    (32,403)    (31,544)    (65,101)    (62,943)
Issuance of long-term debt, net of issuance cost       --         9,500        --        49,054
Retirement of long-term debt,
including reacquisition cost ...................       (408)       (445)     (1,047)    (49,063)
Reacquisition of preferred shares,
including reacquisition cost ...................     (2,975)       --       (11,725)       --
Increase in MidAmerican Capital Company
  unsecured revolving credit facility ..........     24,000        --         2,000        --
Issuance of common shares ......................       --         7,454        --        15,087
Net increase (decrease) in notes payable .......     64,690      32,700     (20,310)    (22,200)
                                                  ---------   ---------   ---------   ---------
  Net cash provided (used)......................     52,904      17,665     (96,183)    (70,065)
                                                  ---------   ---------   ---------   ---------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS .........................       (957)    (19,297)    (16,453)      1,927
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD     25,720      55,002      41,216      33,778
                                                  ---------   ---------   ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .....  $  24,763   $  35,705   $  24,763   $  35,705
                                                  =========   =========   =========   =========

ADDITIONAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized ......  $  19,857   $  22,741   $  55,428   $  55,911
                                                  =========   =========   =========   =========
Income taxes paid ..............................  $  49,016   $  32,805   $  49,738   $  36,760
                                                  =========   =========   =========   =========

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

     On July 1, 1995, Iowa-Illinois Gas and Electric Company (Iowa-Illinois), Midwest Resources Inc. (Resources), and Midwest Power Systems Inc. (Midwest Power) merged with and into the Company. The merger was accounted for as a pooling-of-interests and the financial statements included herein are presented as if the companies were merged as of the earliest period shown. MidAmerican is a utility company with two wholly owned nonregulated subsidiaries: MidAmerican Capital Company (MidAmerican Capital) and Midwest Capital Group, Inc. (Midwest Capital).

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

     The Company is evaluating 27 properties which were, at one time, sites of gas manufacturing plants in which it may be a potentially responsible party
(PRP). The purpose of these evaluations is to determine whether waste materials are present, whether such materials constitute an environmental or health risk, and whether the Company has any responsibility for remedial action. The Company is currently conducting field investigations at fifteen of the sites and has completed investigations at three of the sites. In addition, the Company is currently removing contaminated soil at three of the sites, and has completed removals at two of the sites. The Company is continuing to evaluate several of the sites to determine the future liability, if any, for conducting site investigations or other site activity.

     The Company's present estimate of probable remediation costs for the sites discussed above is $22 million. This estimate has been recorded as a liability and a regulatory asset for future recovery. The Illinois Commerce Commission has approved the use of a tariff rider which permits recovery of the actual costs of litigation, investigation and remediation relating to former MGP sites. The Company's present rates in Iowa provide for a fixed annual recovery of MGP costs. The Company intends to pursue recovery of the remediation costs from other PRPs and its insurance carriers.

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

     Proceeds received from the disposition of the construction investments through June 30, 1996, were $4.1 million. Revenues from discontinued activities, as well as the results of operations and the estimated income (loss) on the disposal of discontinued operations for the three, six and twelve months ended June 30 are as follows (in thousands):

                                                           Three Months        Six Months        Twelve Months
                                                           ------------        ----------        -------------
                                                          Ended June 30      Ended June 30       Ended June 30
                                                         ---------------    -----------------  ------------------
                                                           1996    1995     1996      1995       1996      1995
                                                         -------   -----   -------   -------   -------   --------

Operating Revenues                                       $    --   $  --   $    --   $ 6,269   $ 1,065   $ 47,996
                                                         =======   =====   =======   =======   =======   ========

Income (Loss) from
Discontinued Operations
Income (Loss) from discontinued
operations before income taxes                           $ 1,530   $ 880   $ 1,530   $   880   $ 1,530   $    144

Income tax benefit (expense)                                (626)   (364)     (616)     (364)     (715)      (146)
                                                         -------   -----   -------   -------   -------   --------
Income (Loss) from
discontinued operations                                      904     516       914       516       815         (2)
                                                         -------   -----   -------   -------   -------   --------
Loss on Disposal
Loss on disposal before income taxes                     $    --   $  --   $    --   $    --   $    --   $(11,576)
Income tax benefit                                            --      --        --        --        --      7,811
                                                         -------   -----   -------   -------   -------   --------
Loss on disposal                                              --      --        --        --        --     (3,765)
                                                         -------   -----   -------   -------   -------   --------

Total                                                    $   904   $ 516   $   914   $   516   $   815   $ (3,767)
                                                         =======   =====   =======   =======   =======   ========

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

E) InterCoast Energy Company Restructuring:

     During the second quarter, the Company restructured one of its nonregulated subsidiaries, the former InterCoast Energy Company, and changed its name to MidAmerican Capital. In addition, the Company formed a new subsidiary under MidAmerican Capital, named InterCoast Energy Company (InterCoast). The new InterCoast has as its subsidiaries the Company's wholesale nonregulated energy companies, including InterCoast Oil and Gas Company, formerly named Medallion Production Company. MidAmerican Capital retained the rail service businesses, the marketable securities and passive investment activities, and a nonregulated retail natural gas subsidiary.

     Following the restructuring, InterCoast filed a registration statement with the Securities and Exchange Commission for an initial public offering (IPO) of common stock. On July 29, 1996, the Company canceled the IPO as a result of adverse general market conditions for initial public offerings. The Company has engaged Dillon Read & Co. Inc. to assist in evaluating strategic alternatives for InterCoast, including possible divestiture.

F) Holding Company:

     The Company's Board of Directors, holders of a majority of the outstanding shares of the Company's common stock, the Iowa Utilities Board (IUB), the Nuclear Regulatory Commission and the Federal Energy Regulatory Commission have approved, or issued orders that will permit, the formation of a holding company for MidAmerican's organizational structure. The holding company would initially have three wholly owned subsidiaries consisting of MidAmerican (utility operations), MidAmerican Capital and Midwest Capital. Approval must yet be received from the Illinois Commerce Commission. Subject to such approval, each share of MidAmerican common stock will be exchanged for one share of the holding company's common stock. It is management's intent, if possible, to complete the formation of the holding company and share exchange by the end of 1996.

G) Merger:

     On August 5, 1996, the Company announced that it has proposed a merger with IES Industries Inc., (IES) in a cash and stock transaction valued at $39 per IES common share based on the closing price of MidAmerican common stock on August 2, 1996. IES is a holding company headquartered in Cedar Rapids, Iowa. As of December 31, 1995, IES had total assets of $2.0 billion and total operating revenues of $851 million. Its principal subsidiary, IES Utilities Inc., serves 334,000 electric customers and 175,000 gas customers in Iowa.

     The aggregate value of the transaction would be approximately $1.17 billion. The combination would provide shareholders of IES with a 21% premium over the implied value of the consideration they would receive in a pending merger with WPL Holdings and Interstate Power Co. (the Wisconsin Transaction), along with a 42% dividend increase over the dividend proposed in the Wisconsin Transaction. The proposal calls for a cash and stock transaction in which the aggregate compensation will be no more than 40% cash and the remainder in MidAmerican common stock. IES common shareholders receiving cash would receive $39 per share of IES common stock and IES common shareholders receiving stock would receive, on a tax-free basis, 2.346 shares of MidAmerican common stock per share of IES common stock. If an agreement between IES and MidAmerican with respect to a business combination is not reached, MidAmerican intends to solicit proxies against the Wisconsin Transaction for use at the IES annual meeting of shareholders, presently scheduled to be held on September 5, 1996.

H) McLeod, Inc. Investment:

     At June 30, 1996, the Company had investments in Class A and Class B Common Stock of McLeod, Inc. (McLeod). The Class B Common Stock is Convertible into Class A Common Stock. On June 14, 1996, McLeod made an initial public offering of its Class A Common Stock. As part of an investor agreement, the Company is prohibited from selling or otherwise disposing of any of the common stock of McLeod for a period of two years from the date of the IPO. Under the provisions of Financial Accounting Standard No. 115, the Company's investment in McLeod is considered restricted stock and, as such, is recorded at cost. At June 30, 1996, the carrying amount and fair value of this investment were $36.3 million and $196.9 million, respectively.

I) Rate Matters:

     On June 4, 1996, the Company filed a new electric pricing proposal in Iowa and Illinois. The proposal would reduce electric revenues by approximately $100 million over five years and eliminate automatic fuel adjustment clauses. The proposal would provide the Company more flexibility to negotiate with customers who have service options and to mitigate strandable costs. Both states have docketed the filings, and hearings in the cases are scheduled to begin in October 1996.

     On August 1, 1996, the Iowa Office of Consumer Advocate (OCA) requested the IUB to order the Company to reduce annual electric rates by 10.7%, or approximately $101 million annually in Iowa electric revenues. The Company has asked the IUB to reject the case citing that, among other things, it fails to recognize the changes occurring in the electric utility industry. Should the IUB docket the case and, after hearings on the case, order a decrease in revenues, certain amounts collected subsequent to August 1, 1996, would be subject to refund. The Company cannot predict the IUB's response to the filing nor the outcome of such a case should it be accepted by the IUB.

J) Accounting for the Effects of Certain Types of Regulation:

     Statement of Financial Accounting Standards (SFAS) No. 71 sets forth accounting principles for operations that are regulated and meet certain criteria. For operations that meet the criteria, SFAS 71 allows, among other things, the deferral of costs that would otherwise be expensed when incurred. A possible consequence of the changes in the utility industry is the discontinued applicability of SFAS 71. The Company's electric and gas utility operations are currently subject to the provisions of SFAS 71, but its applicability is periodically reexamined. If a portion of the Company's utility operations no longer meets the criteria of SFAS 71, the Company would be required to eliminate from its balance sheet the regulatory assets and liabilities related to those operations that resulted from actions of its regulators. Although the amount of such an elimination would depend on the specific circumstances, a material adjustment to earnings in the appropriate period could result from the discontinuance of SFAS 71. As of June 30, 1996, the Company had approximately $390 million of regulatory assets in its Consolidated Balance Sheet.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               CORPORATE OVERVIEW

     MidAmerican Energy Company (the Company or MidAmerican), headquartered in Des Moines, Iowa, was formed on July 1, 1995, as a result of the merger of Iowa-Illinois Gas and Electric Company (Iowa-Illinois), Midwest Resources Inc. (Resources) and its utility subsidiary, Midwest Power Systems Inc. (Midwest).

     The merger has been accounted for as a pooling-of-interests, and the Consolidated Financial Statements included in this Form 10-Q are presented as if the merger occurred as of the beginning of the earliest period presented. Portions of the following discussion provide information related to material changes in the Company's financial condition and results of operations between the periods presented based on the combined historical information of the predecessor companies. It is not necessarily indicative of what would have occurred had the predecessor companies actually merged at the beginning of the earliest period.

     The Company's utility operations (the Utility) consist of two principal business units: an electric business unit headquartered in Davenport, Iowa, and a natural gas business unit headquartered in Sioux City, Iowa. MidAmerican Capital Company (formerly InterCoast Energy Company), discussed below, and Midwest Capital Group, Inc. (Midwest Capital) are the Company's nonregulated subsidiaries and are headquartered in Des Moines. Midwest Capital functions as a regional business development company in the utility service territory.

     During the second quarter the Company restructured one of its nonregulated subsidiaries, the former InterCoast Energy Company, and changed its name to MidAmerican Capital Company (MidAmerican Capital). In addition, the Company formed a new subsidiary under MidAmerican Capital, named InterCoast Energy Company (InterCoast). The new InterCoast has as its subsidiaries the Company's wholesale nonregulated energy companies, including InterCoast Oil and Gas Company, formerly named Medallion Production Company. MidAmerican Capital retained the rail service businesses, the marketable securities and passive investment activities, and a nonregulated retail natural gas subsidiary.

     Following the restructuring, InterCoast filed a registration statement with the Securities and Exchange Commission for an initial public offering (IPO) of common stock. On July 29, 1996, the Company canceled the IPO as a result of adverse general market conditions for initial public offerings. The Company has engaged Dillon Read & Co. Inc. to assist in evaluating strategic alternatives for InterCoast, including possible divestiture of InterCoast.

     On April 24, 1996, the Company's common shareholders approved a proposal to form a holding company. The holding company would initially have three wholly owned subsidiaries consisting of MidAmerican (utility operations), MidAmerican Capital and Midwest Capital. The Board of Directors and management believe a holding company structure will provide a more flexible organization better designed to operate in a more competitive environment. As of the date of this filing, the Company has received orders from the Federal Energy Regulatory Commission (FERC), the Iowa Utilities Board (IUB) and the Nuclear Regulatory Commission (NRC) which permit the formation of a holding company. Approval must yet be received from the Illinois Commerce Commission (ICC). Subject to such approval, each share of MidAmerican common stock will be exchanged for one share of the holding company's common stock. It is management's intent, if possible, to complete the formation of the holding company and share exchange by the end of 1996.

     On August 5, 1996, the Company announced that it has proposed a merger with IES Industries Inc., (IES) in a cash and stock transaction valued at $39 per IES common share based on the closing price of MidAmerican common stock on August 2, 1996. IES is a holding company headquartered in Cedar Rapids, Iowa. As of December 31, 1995, IES had total assets of $2.0 billion and total operating revenues of $851 million. Its principal subsidiary, IES Utilities Inc., serves 334,000 electric customers and 175,000 gas customers in Iowa.

     The aggregate value of the transaction would be approximately $1.17 billion. The combination would provide shareholders of IES with a 21% premium over the implied value of the consideration they would receive in a pending merger with WPL Holdings and Interstate Power Co. (the Wisconsin Transaction), along with a 42% dividend increase over the dividend proposed in the Wisconsin Transaction. The proposal calls for a cash and stock transaction in which the aggregate compensation will be no more than 40% cash and the remainder in MidAmerican common stock. IES common shareholders receiving cash would receive $39 per share of IES common stock and IES common shareholders receiving stock would receive, on a tax-free basis, 2.346 shares of MidAmerican common stock per share of IES common stock. If an agreement between IES and MidAmerican with respect to a business combination is not reached, MidAmerican intends to solicit proxies against the Wisconsin transaction for use at the IES annual meeting of shareholders, presently scheduled to be held on September 5, 1996.


                           FORWARD-LOOKING INFORMATION

     From time to time, the Company may make "forward-looking statements" within the meaning of the federal securities laws. These forward-looking statements include, among others, statements concerning the Company's revenue and cost trends, cost recovery, cost reduction strategies and anticipated outcomes, pricing strategies, changes in the utility industry, planned capital expenditures, financing needs and availability, statements of the Company's expectations, beliefs, future plans and strategies, anticipated events or trends and similar comments concerning matters that are not historical facts.
Forward-looking statements made by the Company are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, the statements. Some, but not all, of the risks and uncertainties include general economic conditions in the Company's service territory, competitive factors, federal and state regulatory actions and potential weather effects on sales and revenues.

                              RESULTS OF OPERATIONS

EARNINGS
- --------

     The following table provides a summary of the earnings contributions of the Company's operations for each of the periods presented:

                                            Periods Ended June 30
                                            ---------------------
                               Three Months      Six Months      Twelve Months
                               ------------      ----------      -------------
                               1996    1995     1996     1995     1996   1995
                              ------  ------   ------   ------   ------ ------
Earnings (in millions)
  Electric utility            $ 25.3  $ 22.8   $ 47.5   $ 41.5   $117.9 $ 92.8
  Gas utility                   (0.6)   (3.2)    22.2     12.4     22.4   12.4
                              ------  ------   ------   ------   ------ ------
    Utility operations          24.7    19.6     69.7     53.9    140.3  105.2

  Nonregulated operations        3.4     4.8      9.4      5.8      1.5   13.3
  Income (loss) from
     discontinued operations     0.9     0.5      0.9      0.5      0.8   (3.8)
                              ------  ------   ------   ------   ------ ------
  Consolidated earnings       $ 29.0  $ 24.9   $ 80.0   $ 60.2   $142.6 $114.7
                              ======  ======   ======   ======   ====== ======

Earnings Per Common Share
  Electric utility            $ 0.25  $ 0.22   $ 0.47   $ 0.42   $ 1.17 $ 0.93
  Gas utility                     --   (0.03)    0.22     0.12     0.22   0.13
                              ------  ------   ------   ------   ------ ------
    Utility operations          0.25    0.19     0.69     0.54     1.39   1.06
  Nonregulated operations       0.03    0.05     0.09     0.05     0.02   0.13
  Income (loss) from
    discontinued operations     0.01    0.01     0.01     0.01     0.01  (0.04)
                              ------  ------   ------   ------   ------ ------
  Consolidated earnings       $ 0.29  $ 0.25   $ 0.79   $ 0.60   $ 1.42 $ 1.15
                              ======  ======   ======   ======   ====== ======

     Earnings per share for the second quarter of 1996 increased 4 cents compared to the second quarter of 1995. Gross margins of utility electric and natural gas operations contributed favorably to the increase in utility earnings per share. Gross margin is the amount of revenues remaining after deducting electric fuel costs or the cost of gas sold, as appropriate. Realization of cost savings resulting from the merger and the absence of merger-related costs also had a favorable effect on 1996 utility earnings compared to the second quarter of 1995. Total earnings of nonregulated subsidiaries decreased due to $5.0 million of aftertax gains in the second quarter of 1995 due to the sale of a partnership interest in a gas marketing organization and a telecommunications subsidiary. The decrease was partially offset by an improvement in earnings of a nonregulated oil and gas production subsidiary for the 1996 quarter compared to the 1995 quarter.

     Earnings per share for the six months ended June 30, 1996, increased 19 cents compared to the six months ended June 30, 1995. Gross margins of utility electric and natural gas operations accounted for most of the increase in utility earnings per share. Realization of cost savings resulting from the merger and the absence of merger-related costs in 1996 also had a favorable effect on utility earnings. Earnings of nonregulated subsidiaries contributed 4 cents per share more in the 1996 six-month period than in the comparable 1995 period due primarily to improved oil and gas earnings.

     For the twelve months ended June 30, 1996, earnings per share were 27 cents greater than the comparable 1995 period. Increases in utility gross margins, due primarily to increases in electric and gas retail sales volumes resulting from hot weather in the third quarter of 1995 and cold weather in the first quarter of 1996, were the main cause of the increase. Electric and gas service rate increases filed prior to the merger also contributed to the increase in gross margins. A portion of the rate increases relate directly to increases in certain operating expenses and thus did not materially increase earnings. A reduction in nuclear operations and maintenance expenses also favorably affected earnings.

     During 1995, the Company's earnings were reduced by merger-related costs. As part of the process of merging the operations of MidAmerican's predecessors, the Company developed a restructuring plan which included employee incentive early retirement, relocation and separation programs. The Company recorded $33.4 million of restructuring costs during 1995. Of the total, $6.0 million was recorded in the second quarter, $24.6 million in the third quarter and $2.8 million in the fourth quarter. These costs are primarily reflected in Other Operating Expenses in the Consolidated Statements of Income.

     In addition, the Company incurred transaction costs to complete the merger. In the third and fourth quarters of 1994, the Company expensed $4.5 million of merger transaction costs. During 1995, the Company expensed $4.6 million of merger transaction costs, $3.8 million of which were expensed in the third quarter. These costs are included in Other Non-Operating Income in the Consolidated Statements of Income.

     In total, restructuring and transaction costs reduced earnings for the 1995 three-month and six-month periods by 4 cents per share. Earnings were reduced by 20 cents per share and 9 cents per share for such costs for the 1996 and 1995 twelve-month periods, respectively.

     Write-downs of certain assets of the Company's nonregulated subsidiaries also reduced earnings for twelve months ended June 30, 1996, by approximately $10.2 million, or 10 cents per share. The pre-tax amount of the write-downs, which is included in Other Non-Operating Income in the Consolidated Statements of Income, reflects other-than-temporary declines of $18.0 million in the value of those nonregulated investments. The investments are primarily alternative energy projects. The 1995 twelve-month period also reflects the aftertax gains on the sales of a partnership interest in a gas marketing organization and a telecommunications subsidiary discussed previously.

UTILITY GROSS MARGIN
- --------------------

   Electric Gross Margin:
   ----------------------
                                             Periods Ended June 30
                                      ---------------------------------------
                                      Three Month  Six Months   Twelve Months
                                      -----------  ----------   -------------
                                      1996   1995  1996  1995    1996   1995
                                      ----  ----   ----  ----   ------ ------
                                                   (In millions)
   Operating revenues                 $267  $263   $529  $509   $1,114 $1,034
   Cost of fuel, energy and capacity    55    58    116   112      235    220
                                      ----  ----   ----  ----   ------ ------
     Electric gross margin            $212  $205   $413  $397   $  879 $  814
                                      ====  ====   ====  ====   ====== ======


     Variations in gross margin are the result of changes in revenues due to price and sales volume variances. Changes in the cost of electric fuel, energy and capacity (collectively, Energy Costs) reflect fluctuations in generation levels and mix, fuel cost, and energy and capacity purchases. The Company has been allowed to recover Energy Costs from most of its electric utility customers through energy adjustment clauses (EACs) in revenues. Variations in revenues collected through the EACs, reflecting changes in Energy Costs per unit sold and volumes sold, do not affect gross margin or net income.

     The electric gross margin increased for each of the 1996 periods compared to the 1995 periods. The increases were due both to price and sales increases. Retail sales increased 3.1%, 4.0% and 5.2% for three, six and twelve months ended June 30, 1996, respectively, compared to the related 1995 periods. The increases in sales were due in part to weather conditions in the 1996 periods that were more conducive to increased sales to retail customers. Temperatures during the second quarter of 1996 were more extreme than in the second quarter of 1995, resulting in greater needs for heating and cooling. The six months ended June 30, 1996, was also affected by colder weather during the first quarter of 1996 than in the comparable period in 1995. A significantly warmer third quarter in 1995 than in the third quarter of 1994 additionally increased sales for the twelve months ended June 30, 1996. In addition, the Company continued to have steady customer growth.

     An increase in electric retail rates also contributed to the increase in revenues and gross margin. Retail rates in the first and second quarters of 1995 reflect interim rates representing an increase of $13.6 million in annual electric revenues in connection with an Iowa electric rate filing, which the Company began collecting in January 1995. The first and second quarters of 1996 reflect the final rate increase in the proceeding, which was effective in August 1995, representing an increase of $20.3 million in annual electric revenues. Approximately $8 million of the $20.3 million increase in annual electric revenues relates to increased expensing of other postretirement employee benefit
(OPEB) costs. Additionally, in August 1995, the Company began collection of $18.6 million over a four-year prospective period related to an energy efficiency cost recovery filing. Revenue increases for energy efficiency cost recovery have an immaterial impact on net income due to corresponding increases in other operating expenses, reflecting the amortization of previously deferred energy efficiency costs.

     In addition to the electric rate increases discussed above, the comparison of the twelve-month gross margins was affected by two other energy efficiency cost recovery filings. In October 1994 and January 1995, the Company implemented rate increases for Iowa energy efficiency cost recovery filings which allow a total increase in electric revenues of $31.7 million over a four-year period. As stated above, a corresponding increase in other operating expenses results in an immaterial impact on net income for revenue increases from energy efficiency cost recovery.

   Revenues from sales for resale decreased for the three months ended comparison and increased for the six and twelve months ended comparisons. Variations in the amount of available generation was the primary cause of the differences. Sales for resale have a lower margin than other sales and, accordingly, increases in related revenues do not increase gross margin and net income as much as increases in retail revenues. Effective November 1995, the margin on most electric sales for resale is flowed through to retail customers and has a minimal effect on gross margin.


   Gas Gross Margin:
   -----------------
                                        Periods Ended June 30,
                                        ----------------------
                               Three Months    Six Months   Twelve Months
                               ------------    ----------   -------------
                               1996   1995     1996  1995    1996   1995
                               ----   ----     ----  ----    ----   ----
                                              (In millions)
   Operating revenues          $  86  $  75    $282  $248    $493   $437
   Cost of gas sold               49     42     171   151     300    269
                               -----  -----    ---- -----    ----   ----
      Gas gross margin         $  37  $  33    $111 $  97    $193   $168
                               =====  =====    ==== =====    ====   ====


     Similar to electric gross margin, variations in gas gross margin are the result of changes in revenues due to price and sales volume variances. The Company has been allowed to recover the cost of gas sold from most of its gas utility customers through purchase gas adjustment clauses (PGAs) in revenues. Variations in revenues collected through the PGAs, reflecting changes in the cost of gas per unit and volumes sold, do not affect gross margin or net income.

     Gas gross margin increased for each 1996 period presented compared to the 1995 periods. The increases were due both to price and sales increases. Retail sales increased 0.8%, 10.8% and 12.3% for three, six and twelve months ended June 30, 1996, respectively, compared to the related 1995 periods. As stated in the electric gross margin discussion, the increases in sales were due in part to weather conditions in the 1996 periods that were more conducive to increased sales to retail customers. Temperatures during part of the second quarter of 1996 were colder than in the second quarter of 1995, resulting in greater needs for heating. However, a decrease in sales to industrial customers offset most of the increase in sales due to the colder temperatures. The six months ended June 30, 1996, was significantly affected by colder weather during the first quarter of 1996 than in the comparable period in 1995. Colder temperatures in the fourth quarter of 1995 than in the fourth quarter of 1994 also increased sales for the twelve months ended June 30, 1996. In addition, the Company continued to have growth in the number of natural gas customers.

     An increase in gas retail rates also was a cause of the increase in revenues and gross margin. Retail rates in the first and second quarters of 1995 reflect interim rates representing an increase of $8.2 million in annual gas revenues in connection with an Iowa gas rate filing, which the Company began collecting in October 1994. The first and second quarters of 1996 reflect the final rate increase in the proceeding, which was effective in August 1995, representing an increase of $10.6 million in annual gas revenues. Approximately $2.5 million of the $10.6 million increase in annual gas revenues relates to increased expensing of OPEB costs.

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

UTILITY OPERATING EXPENSES
- --------------------------

     Other operating expenses for the quarter ended June 30, 1996, decreased $4.8 million compared to the second quarter of 1995 due primarily to $6.0 million of restructuring costs included in the 1995 quarter as discussed in the Earnings section of Results of Operations. In addition, a decrease in nuclear operating expenses and savings from work force reductions following the merger contributed to the decrease. These decreases were partially offset by increased outside services and, as discussed above, amortization of deferred energy efficiency and OPEB costs.

     Other operating expenses for the six months ended June 30, 1996, decreased $7.0 million compared to the comparable period in 1995. In addition to the items affecting the quarter comparison, the six months ended June 30,1996, reflects decreases in manufactured gas plant clean-up costs due primarily to timing.

     For the  twelve  months  ended  June 30,  1996,  other  operating  expenses increased $28.5 million compared to the 1995 period due primarily to costs related to the restructuring plan discussed in the Earnings section of Results of Operations. Of the total increase in utility operating expenses, $20.0 million is due to the restructuring costs. In addition, the 1996 twelve-month period reflects a $7.1 million increase from the amortization of deferred energy efficiency and OPEB costs. Increases in consulting services expenses and some general administrative costs also contributed to the increase. The increases for the 1996 period were partially offset by a $5.0 million reduction in nuclear operations costs.

     Maintenance expenses increased $3.2 million for the three months ended June 30, 1996, compared to the 1995 period. The timing of power plant maintenance and an increase in certain general plant maintenance accounted for much of the variation between the periods. For the comparable twelve months ended periods, maintenance expenses decreased $10.0 million. A majority of the decrease was due to the timing of power plant maintenance. In addition, Quad-Cities Station maintenance expenses decreased $3.2 million for the twelve months ended June 30, 1996, due in part to a 1994 outage.

     Depreciation expense increased compared to each prior period due primarily to additions to utility plant in service.

NONREGULATED OPERATING REVENUES
- -------------------------------

     Revenues for the Company's nonregulated subsidiaries increased significantly for each 1996 period compared to the comparable 1995 period. The increases are due to revenues of oil and gas subsidiaries. Revenues of a wholesale natural gas marketing firm acquired in December 1995 are present only in the 1996 periods and accounted for approximately one-half of the increase for each period. Increases in sales volumes and prices for a nonregulated retail natural gas marketing subsidiary, as well as increased revenues from gas production due to greater production levels and higher prices, also resulted in increases in revenues for each 1996 period shown.

NONREGULATED OPERATING EXPENSES
- -------------------------------

     Cost of sales includes expenses directly related to sales of oil, natural gas and real estate. The factors discussed above for revenues, including natural gas sales volumes, gas prices and the newly acquired wholesale natural gas firm also affected the increase in cost of sales for each 1996 period compared to the 1995 periods.

     Other nonregulated expenses increased $6.7 million for the 1996 twelve-month period compared to the twelve months ended June 30, 1995. The 1996 period includes $1.5 million of merger-related expenses for the Company's restructuring plan.

REALIZED GAINS AND LOSSES ON SECURITIES, NET
- --------------------------------------------

     Realized gains and losses on securities increased for the six months ended June 30, 1996, due to an increase in gains on the disposition of equity fund holdings and managed preferred stock portfolios.

NON-OPERATING INCOME-OTHER, NET
- -------------------------------

     The second quarter of 1995 includes pre-tax gains totalling $8.5 million on the sales of a partnership interest in a gas marketing organization and a telecommunication subsidiary. In addition, the adjustments to nonregulated investments discussed at the beginning of Results of Operations decreased Other, Net, for the twelve months ended June 30, 1996, compared to the 1995 period. Merger transaction costs also reduced Other, Net in both twelve-month periods.

INTEREST CHARGES
- ----------------

     Decreased interest on long-term debt in the 1996 periods compared to the 1995 periods was due to a lower overall rate on debt of nonregulated subsidiaries. For the 1996 twelve-month period compared to the 1995 twelve-month period the decreases were partially offset by increased utility interest due to the issuance of $60 million of 7.875% Series of mortgage bonds in November 1994. Other interest expense decreased for the 1996 quarter compared to the 1995 quarter due to interest paid to the Internal Revenue Service in 1995.

DISCONTINUED OPERATIONS
- -----------------------

     In 1994, the Company announced its intent to divest its construction subsidiaries and recognized the anticipated loss on disposal. The sale of certain assets of one of the subsidiaries was completed in December 1994, and the sale of the other construction subsidiary was completed in March 1995. Settlement of certain operating items outstanding at the time of sale have resulted in income from discontinued operations in 1996 and 1995.

PREFERRED DIVIDENDS
- -------------------

     Preferred dividends for the 1996 periods include losses on the redemption of shares of the $1.7375 Series of preferred shares in March and June 1996. The reductions in preferred shares resulted in a decrease in dividends in the second quarter. During 1996, the Company has redeemed 469,000 shares of the $1.7375 series. Preferred dividends for the twelve months ended June 30, 1996, compared to the 1995 period were additionally reduced by the redemption of three other series of preferred shares in December 1994.


                         LIQUIDITY AND CAPITAL RESOURCES

     The Company has available a variety of sources of liquidity and capital resources, both internal and external. These resources provide funds required for current operations, debt retirement, dividends, construction expenditures and other capital requirements.

     For the first six months of 1996, the Company had net cash provided from operating activities of $214 million and net cash used of $135 million and $96 million for investing and financing activities, respectively.

INVESTING ACTIVITIES
- --------------------

     Utility construction expenditures, including allowance for funds used during construction (AFUDC), Quad-Cities Station nuclear fuel purchases and Cooper capital improvements, were $66 million for the first six months of 1996.

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

     Operators of a nuclear facility are required to set aside funds to provide for costs of future decommissioning of their nuclear facility. In general, decommissioning of a nuclear facility means to safely remove the facility from service and restore the property to a condition allowing unrestricted use by the operator. Based on information presently available, the Utility expects to contribute $45 million during the period 1996 through 2000 to an external trust established for the investment of funds for decommissioning the Quad-Cities Station. The funds are invested predominately in investment grade municipal and U.S. Treasury bonds. In addition, a portion of the payments made under the power purchase contract with NPPD are for decommissioning funding related to Cooper. The Cooper costs are reflected in Other Operating Expenses in the Consolidated Statements of Income. Based on NPPD estimates, the Utility expects to pay approximately $57 million to NPPD for Cooper decommissioning during the period 1996 through 2000. NPPD invests the funds in instruments similar to those of the Quad-Cities Station trust fund. The Company's obligation for Cooper decommissioning may be affected by the actual plant shutdown date and the status of the power purchase contract at that time. The Company currently recovers Quad-Cities Station decommissioning costs charged to Illinois customers through a rate rider on customer billings. Cooper and Quad-Cities Station decommissioning costs charged to Iowa customers are included in base rates, and increases in those amounts must be sought through the normal ratemaking process.

     Capital expenditures of nonregulated subsidiaries were $93 million for the first six months of 1996. In April 1996, InterCoast Oil and Gas Company (IOG), a subsidiary of InterCoast, acquired certain oil and gas interests. The acquisition, which was in excess of $50 million, increases IOG's 1995 year-end proved reserves to approximately 42 million barrels of oil equivalent, or an increase of approximately 30%. Capital expenditures of nonregulated subsidiaries depend upon the availability of suitable investment opportunities and other factors and may vary significantly from forecasted amounts. Excluding the oil and gas acquisition by IOG, capital expenditures are forecasted to be approximately $85 million for 1996, primarily related to InterCoast.

     MidAmerican Capital invests in a variety of marketable securities which it holds for indefinite periods of time. For the first six months of 1996, MidAmerican Capital had net cash inflows of $38 million from its marketable securities investment activities. In the Consolidated Statements of Cash Flows, the lines Purchase of Securities and Proceeds from Sale of Securities consist primarily of the gross amounts of these activities, including realized gains and losses on investments in marketable securities.

     The Company, through one of its nonregulated subsidiaries, has an investment in Class A and Class B common stock of McLeod, Inc. (McLeod), a telecommunications company. The Class B stock is convertible to Class A stock on a one-for-one basis. On June 14, 1996, McLeod made an initial public offering
(IPO) of common stock. The Company's investment represents approximately 18% of the total outstanding common stock of the company on the date of the IPO. At June 30, 1996, the carrying amount and fair value of the Company's investment were $36.3 million and $196.9 million, respectively. As part of an investor agreement, the Company is prohibited from selling or otherwise disposing of any of the common stock of McLeod for a period of two years from the date of the IPO, and accordingly, no market value adjustments have been reflected in the Company's financial statements.

FINANCING ACTIVITIES
- --------------------

     The Utility currently has authority from the FERC to issue short-term debt in the form of commercial paper and bank notes aggregating $400 million. As of June 30, 1996, the Utility had a $250 million revolving credit facility agreement to provide short-term financing for utility operations. The Utility's commercial paper borrowings, which totalled $164 million at June 30, 1996, are supported by the revolving credit facility. The Utility also has a revolving credit facility which is dedicated to provide liquidity for its obligations under outstanding pollution control revenue bonds that are periodically remarketed.

     The Utility has $347 million of long-term debt maturities and sinking fund requirements for 1996 through 2000, of which $1 million matures in 1996. Management is considering several long-term financing options for 1996. Proceeds from those financings would be used to reduce commercial paper outstanding and to refinance higher cost securities. As of December 31, 1995, the Utility had the capability to issue approximately $1.3 billion of mortgage bonds under one indenture.

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

     Several financial relationships between the Company's utility and nonregulated operations were eliminated subsequent to the merger. One support agreement remains between the Utility and Midwest Capital related to a performance guarantee by Midwest Capital of a joint venture turnkey engineering, procurement and construction contract for a cogeneration project. The project received preliminary acceptance from the owner in 1995, which pursuant to the construction contract, eliminates the potential for liquidated damages being incurred related to the project. Midwest Capital also has $25 million of long-term debt outstanding at June 30, 1996, that matures in 1996 and is supported by a guarantee from the Utility. In addition, Midwest Capital has a $25 million line of credit with the Utility.

     MidAmerican Capital has two floating-rate-to-fixed interest rate swaps each in the amount of $32 million. The interest rate swaps have fixed rates of 5.97% and 6.00%, respectively, and are for three-year and two-year terms, respectively, with an optional third year on the latter.

     MidAmerican Capital's aggregate amounts of maturities and sinking fund requirements for long-term debt outstanding at June 30, 1996, are $39 million for 1996 and $289 million for the years 1996 through 2000.

     On July 24, 1996, the Company's Board of Directors declared a quarterly dividend on common shares of $0.30 per share payable September 1, 1996. The dividend represents an annual rate of $1.20 per share.

OPERATING ACTIVITIES
- --------------------

     The Utility is subject to regulation by several utility regulatory agencies. The operating environment and the recoverability of costs from utility customers are significantly influenced by the regulation of those agencies. The Company supports changes in the utility industry that will create a more competitive environment for the entire electric industry. Although these anticipated changes may create opportunities, they will also create additional challenges and risks for utilities. The Company is evaluating strategies that will assist it in a more competitive environment.

     A possible consequence of competition in the utility industry is the discontinued applicability of Statement of Financial Accounting Standards (SFAS) No. 71. SFAS 71 sets forth accounting principles for operations that are regulated and meet certain criteria. For operations that meet the criteria, SFAS 71 allows, among other things, the deferral of costs that would otherwise be expensed when incurred. The Company's electric and gas utility operations are currently subject to the provisions of SFAS 71, but its applicability is periodically reexamined. If a portion of the Company's utility operations no longer meets the criteria of SFAS 71, the Company would be required to eliminate from its balance sheet the regulatory assets and liabilities related to those operations that resulted from actions of its regulators. Although the amount of such an elimination would depend on the specific circumstances, a material adjustment to earnings in the appropriate period could result from the discontinuance of SFAS 71. As of June 30, 1996, the Company had approximately $390 million of regulatory assets in its Consolidated Balance Sheet.

     In 1992, the FERC issued Order No. 636, directing a restructuring by interstate pipeline companies for their natural gas sales and transportation services. The unbundling of pipeline services increased the Company's access to supply options and its supply responsibilities. Certain transition costs incurred by interstate natural gas pipelines for their compliance with Order 636 will be paid to the pipeline companies over the next several years. The Company's Consolidated Balance Sheet as of June 30, 1996, includes a $34 million noncurrent liability and regulatory asset recorded for transition costs. The Company may incur other transition costs in conjunction with future purchases of gas, but does not expect these billings to have a material impact on the cost of gas. The Company is currently recovering costs related to Order 636 from its customers.

     In May 1996, the Iowa legislature approved a bill eliminating mandatory spending levels for energy efficiency programs and allowing more timely recovery of energy efficiency expenditures as determined by the IUB. The new legislation became effective July 1, 1996. Previously, electric and gas utilities in Iowa were required to spend approximately 2% and 1.5%, respectively, of their annual Iowa jurisdictional revenues on energy efficiency activities. As discussed in Results of Operations, the Company is collecting a total of approximately $14.3 million annually for some of the previously deferred costs related to prior energy efficiency filings. As of June 30, 1996, the Company had approximately $75 million of energy efficiency costs deferred and included as regulatory assets in its Consolidated Balance Sheet for which recovery will be sought in future energy efficiency filings.

     On June 4, 1996, the Company filed a new electric pricing proposal in Iowa and Illinois. The proposal would reduce electric revenues by approximately $100 million over five years and eliminate automatic fuel adjustment clauses. The price reductions, possible due to merger-related cost savings, reduce price disparity within customer classes and are expected to move the Company closer to prices that can be sustained in a competitive market. In addition, the proposal will provide the Company more flexibility to negotiate with customers who have service options and to mitigate strandable costs. Both states have docketed the filings, and hearings in the cases are scheduled to begin in October 1996.

     On August 1, 1996, the Iowa Office of Consumer Advocate (OCA) requested the IUB to order the Company to reduce annual electric rates by 10.7%, or approximately $101 million annually in Iowa electric revenues. The Company has asked the IUB to reject the case citing that, among other things, it fails to recognize the changes occurring in the electric utility industry. The Company cannot predict the IUB's response to the filing nor the outcome of such a case should it be accepted by the IUB. However, the Company strongly disagrees with the requested reduction and believes the Company's electric pricing proposal achieves proper price levels, is designed to meet the needs of the changing utility industry and creates an environment beneficial to all parties involved.

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

ACCOUNTING ISSUES
- -----------------

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

     The staff of the Securities and Exchange Commission has questioned certain of the current accounting practices of the electric utility industry regarding the recognition, measurement and classification of nuclear decommissioning costs in the financial statements. In response to these questions, the FASB has issued an Exposure Draft (ED), "Accounting for Certain Liabilities Related to Closure or Removal of Long-Lived Assets," which addresses the accounting for closure and removal costs, including decommissioning of nuclear power plants. If current electric utility industry accounting practices for such decommissioning are changed, the annual provision for decommissioning could increase relative to 1995, and the total estimated cost for decommissioning could be recorded as a liability with recognition of an increase in the cost of related nuclear power plant. Due to the continuing evolution of the exposure draft, the Company is uncertain as to the impact on its results of operations and financial position.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
- --------------------------

     The Company and its subsidiaries have no material legal proceedings except for the following:

Environmental Matters
- ---------------------

     For information relating to the Company's Environmental Matters, reference is made to Part I, Note (B) of Notes to Consolidated Financial Statements.

Cooper Litigation
- -----------------

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

Item 4.  Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------

     The Company held its 1996 Annual Meeting of Shareholders on April 24, 1996. At the annual meeting, shareholders elected the seventeen persons nominated and approved two additional matters presented to them for a vote. The results of the votes are as follows:


                           For               Against
                        ----------          ---------
Election of Directors:
Name -
John W. Aalfs           78,691,743          2,091,239
B. T. Asher             78,686,998          2,095,985
S. J. Bright            78,645,284          2,137,698
R. A. Burnett           78,636,642          2,146,341
R. D. Christensen       78,657,617          2,125,365
R. E. Christiansen      78,602,222          2,180,760
J. W. Colloton          78,601,725          2,181,257
F. S. Cottrell          78,671,173          2,111,810
J. W. Eugster           78,733,423          2,049,559
M. Foster, Jr.          78,526,299          2,256,683
N. Gentry               78,724,143          2,107,832
J. M. Hoak, Jr.         78,738,274          2,044,708
R. L. Lawson            78,256,096          2,526,886
R. L. Peterson          78,493,850          2,289,132
N. L. Seifert           78,627,662          2,155,320
W. S. Tinsman           78,753,168          2,029,814
L. L. Woodruff          78,655,097          2,127,885



                           For               Against            Abstain
                        ----------          ---------          ---------
Approval of the
Agreement and Plan
of Exchange (Holding
company proposal):      64,837,297          2,658,969          2,106,790


Approval of the 1995
Long-Term Incentive
Plan:                   69,378,101          8,798,936          2,700,984

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

(a)     Exhibits

        Exhibits Filed Herewith
        -----------------------

        Exhibit 3.1- Restated Bylaws of MidAmerican Energy Company, as amended July 24, 1996

        Exhibit 12 - Computation of ratios of earnings to fixed charges and computation of ratios of earnings to fixed charges plus preferred dividend requirements.

        Exhibit 27 - Financial Data Schedule

(b)     Reports on Form 8-K

            On April 30, 1996, the Company filed a report on Form 8-K, dated April 25, 1996, regarding the announcement of the development of an innovative market-based pricing proposal. The press release issued in conjunction with the announcement was filed as an Exhibit to the report.

            On May 29, 1996, the Company filed a report on Form 8-K, dated May 28, 1996. The report included information regarding the announcement of the restructuring of one of MidAmerican Energy Company's wholly owned nonregulated subsidiaries and a plan for an initial public offering of common stock in the newly restructured company. The press release issued in conjunction with the announcement was filed as an Exhibit to the report.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   MidAmerican Energy Company
                                                   --------------------------
                                                           (Registrant)







Date    August 12, 1996                             P. G. Lindner
    -------------------------------            --------------------------------
                                                    P. G. Lindner
                                                  Group Vice President
                                                  (Principal financial officer)