Form 10-Q
period 1996-09-30
MIDAMERICAN ENERGY CO
filed 1996-11-01
CIK 928576

UNITED STATES
                              SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C. 20549

                                           FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 1996
                                 --------------------------------------------


                                              or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               -------------         ------------------------
Commission File Number   1-11505
                           MIDAMERICAN ENERGY COMPANY
                           --------------------------
             (Exact name of registrant as specified in its charter)

             IOWA                                        42-1425214
-------------------------------                     --------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                      Identification No.)

666 Grand Ave., P.O. Box 657, Des Moines, Iowa                 50303
----------------------------------------------           --------------------
  (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code          515-242-4300
                                                         --------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                     Yes   X       No
                                                         ------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

     Common Stock, without par value                   100,751,713
     -------------------------------         ---------------------------------

                   (class)                   (outstanding at October 31, 1996)

                           MIDAMERICAN ENERGY COMPANY

                                      INDEX


                                                                PAGE NO.
PART I.  FINANCIAL INFORMATION

         Consolidated Statements of Income                          3

         Consolidated Balance Sheets                                4

         Consolidated Statements of Cash Flows                      5

         Notes to Consolidated Financial Statements                 6

         Management's Discussion and Analysis of
           Financial Condition and Results of Operations           10

PART II. OTHER INFORMATION                                         22

                           MIDAMERICAN ENERGY COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    (In Thousands, except per share amounts)
                                                        Three Months                Nine Months                 Twelve Months
                                                       Ended Sept. 30              Ended Sept. 30               Ended Sept. 30
                                                 --------------------------    -------------------------   ------------------------
                                                     1996           1995          1996          1995         1996          1995
                                                 ------------    ----------    ----------    -----------   ----------    ----------
OPERATING REVENUES
Electric utility ............................    $    311,169    $  338,626    $  840,023    $   847,989   $1,086,681    $1,083,901
Gas utility .................................          72,902        64,609       354,506        312,436      501,658       444,636
Nonregulated ................................          50,607        16,767       139,211         64,552      169,765        93,821
                                                 ------------    ----------    ----------    -----------    ---------     ---------
                                                      434,678       420,002     1,333,740      1,224,977    1,758,104     1,622,358
                                                 ------------    ----------    ----------    -----------    ---------     ---------
OPERATING EXPENSES
Utility:
Cost of fuel, energy and capacity ...........          61,164        65,625       177,662        177,694      230,229       228,928
Cost of gas sold ............................          48,300        38,261       219,725        189,192      309,558       273,859
Other operating expenses ....................          82,357       110,388       260,126        295,143      364,631       389,351
Maintenance .................................          24,741        20,103        68,616         63,298       90,681        92,318
Depreciation and amortization ...............          41,120        40,182       123,126        118,392      163,684       157,205
Property and other taxes ....................          22,686        25,447        71,788         77,683       90,455       102,494
                                                 ------------    ----------    ----------    -----------    ---------    ----------
                                                      280,368       300,006       921,043        921,402    1,249,238     1,244,155
                                                 ------------    ----------    ----------    -----------    ---------    ----------
Nonregulated:
Cost of sales ...............................          47,247        11,793       124,497         46,274      148,432        67,294
Other .......................................           9,144         9,978        25,136         28,082       34,235        37,741
                                                 ------------    ----------    ----------    -----------    ---------    ----------
                                                       56,391        21,771       149,633         74,356      182,667       105,035
                                                 ------------    ----------    ----------    -----------    ---------    ----------
Total operating expenses ....................         336,759       321,777     1,070,676        995,758    1,431,905     1,349,190
                                                 ------------    ----------    ----------    -----------    ---------    ----------

OPERATING INCOME ............................          97,919        98,225       263,064        229,219      326,199       273,168
                                                 ------------    ----------    ----------    -----------    ---------    ----------

NON-OPERATING INCOME
Interest income .............................             564         1,288         3,088          3,332        4,241         5,039
Dividend income .............................           4,179         4,354        13,081         12,143       17,892        16,494
Realized gains and losses
on securities, net ..........................             (30)         (291)        3,204             63        3,829         2,062
Other, net ..................................          (4,187)      (17,330)          541         (6,892)      (3,034)       (6,079)
                                                 ------------    ----------    ----------    -----------    ---------    ----------
                                                          526       (11,979)       19,914          8,646       22,928        17,516
                                                 ------------    ----------    ----------    -----------    ---------    ----------

INTEREST CHARGES
Interest on long-term debt ..................          25,818        26,280        77,523         79,389      103,684       105,606
Other interest expense ......................           2,556         1,248         8,279          6,878       10,850         8,659
Allowance for borrowed funds ................            (830)       (1,379)       (3,286)        (3,966)      (4,872)       (5,466)
                                                 ------------    ----------    ----------    -----------    ---------     ---------
                                                       27,544        26,149        82,516         82,301      109,662       108,799
                                                 ------------    ----------    ----------    -----------    ---------     ---------
INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES .......................          70,901        60,097       200,462        155,564      239,465       181,885
INCOME TAXES ................................          28,266        22,962        79,662         55,285       91,180        59,555
                                                 ------------    ----------    ----------    -----------    ---------     ---------
INCOME FROM CONTINUING OPERATIONS ...........          42,635        37,135       120,800        100,279      148,285       122,330
DISCONTINUED OPERATIONS
Income (Loss) From Operations
(net of income taxes) .......................          (3,628)          322         2,910          1,945        4,024         1,892
Loss on disposal (net of income taxes) ......         (14,364)         --         (14,364)          --        (14,364)         --
                                                 ------------    ----------    ----------    -----------    ---------     ---------
                                                      (17,992)          322       (11,454)         1,945      (10,340)        1,892
                                                 ------------    ----------    ----------    -----------    ---------     ---------

NET INCOME ..................................          24,643        37,457       109,346        102,224      137,945       124,222
PREFERRED DIVIDENDS .........................           2,087         1,677         6,748          6,240        8,567         9,071
                                                 ------------    ----------    ----------    -----------   ----------    ----------
EARNINGS ON COMMON STOCK ....................    $     22,556    $   35,780    $  102,598    $    95,984   $  129,378    $  115,151
                                                 ============    ==========    ==========    ===========   ==========    ==========

AVERAGE COMMON SHARES OUTSTANDING ...........         100,752       100,752       100,752        100,364      100,752       100,035

EARNINGS PER COMMON SHARE
Continuing operations .......................    $       0.40    $     0.35    $     1.13    $      0.94   $     1.38    $     1.13
Discontinued operations .....................           (0.18)         0.01         (0.11)          0.02        (0.10)         0.02
                                                 ------------    ----------    ----------    -----------   ----------    ----------
Earnings per average common share ...........    $       0.22    $     0.36    $     1.02    $      0.96   $     1.28    $     1.15
                                                 ============    ==========    ==========    ===========   ==========    ==========
DIVIDENDS DECLARED PER SHARE ................    $       0.30    $     0.30    $     0.90    $      0.88   $     1.20    $     1.18
                                                 ============    ==========    ==========    ===========   ==========    ==========

The accompanying notes are an integral part of these statements.

                           MIDAMERICAN ENERGY COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                                    As of
                                                                    Sept. 30              December 31
                                                            ------------------------     -----------
                                                               1996          1995             1995
                                                            ----------    ----------       ----------
                                                                   (Unaudited)
ASSETS
UTILITY PLANT
Electric...........................................         $3,981,980    $3,853,520       $3,881,699
Gas................................................            718,796       689,209          695,741
                                                            ----------    ----------       ----------
                                                             4,700,776     4,542,729        4,577,440
Less accumulated depreciation and amortization.....          2,132,456     1,984,797        2,027,055
                                                            ----------    ----------       ----------
                                                             2,568,320     2,557,932        2,550,385
Construction work in progress......................             56,452        91,286          104,164
                                                            ----------    ----------       ----------
                                                             2,624,772     2,649,218        2,654 549
                                                            ----------    ----------       ----------
POWER PURCHASE CONTRACT............................            207,725       223,183          212,148
                                                            ----------    ----------       ----------
INVESTMENT IN DISCONTINUED OPERATIONS..............            214,594       180,407          174,694
                                                            ----------    ----------       ----------

CURRENT ASSETS
Cash and cash equivalents..........................             23,138        26,356           32,915
Receivables........................................            196,245       179,982          228,128
Inventories........................................             91,061        90,200           85,235
Other..............................................             10,275        11,779           18,428
                                                            ----------    ----------       ----------
                                                               320,719       308,317          364,706
                                                            ----------    ----------       ----------

INVESTMENTS........................................            628,553       649,413          646,456
                                                            ----------    ----------       ----------

OTHER ASSETS.......................................            399,755       409,270          414,938
                                                            ----------    ----------       ----------

TOTAL ASSETS.......................................         $4,396,118    $4,419,808       $4,467,491
                                                            ==========    ==========       ==========


CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common shareholders' equity........................         $1,238,615    $1,231,588       $1,225,715
Preferred shares, not subject to mandatory
  redemption.......................................             77,534        89,955           89,945
Preferred shares, subject to mandatory redemption..             50,000        50,000           50,000
Long-term debt (excluding current portion).........          1,372,007     1,385,281        1,403,322
                                                            ----------    ----------       ----------
                                                             2,738,156     2,756,824        2,768,982
                                                            ----------    ----------       ----------

CURRENT LIABILITIES
Notes payable......................................            157,728       135,700          184,800
Current portion of long-term debt..................             77,624        74,159           65,295
Current portion of power purchase contract.........             13,029        12,080           13,029
Accounts payable...................................            102,423       119,087          130,432
Taxes accrued......................................             61,307        85,671           81,898
Interest accrued...................................             24,091        24,103           30,635
Other..............................................             59,702        62,253           37,890
                                                            ----------    ----------       ----------
                                                               495,904       513,053          543,979
                                                            ----------    ----------       ----------

OTHER LIABILITIES
Power purchase contract............................            112,700       125,729          112,700
Deferred income taxes..............................            732,233       716,137          721,981
Investment tax credit..............................             90,692        96,819           95,041
Other .............................................            226,433       211,246          224,808
                                                            ----------    ----------       ----------
                                                             1,162,058     1,149,931        1,154,530
                                                            ----------    ----------       ----------
TOTAL CAPITALIZATION AND LIABILITIES...............         $4,396,118    $4,419,808       $4,467,491
                                                            ==========    ==========       ==========

The accompanying notes are an integral part of these statements.

                           MIDAMERICAN ENERGY COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)



                                                                   Three Months Ended          Nine Months Ended
                                                                      September 30                September 30
                                                                  ----------------------    ----------------------
                                                                     1996         1995         1996         1995
                                                                  ----------   ---------    ---------    ---------
NET CASH FLOWS FROM OPERATING ACTIVITIES
Net income ......................................................   $ 24,643    $  37,457    $ 109,346    $ 102,224
Adjustments to reconcile net income to net cash provided:
  Depreciation, depletion and amortization ......................     50,797       46,126      139,303      135,831
  Net increase (decrease) in deferred income taxes and
     investment tax credit, net .................................      4,848       (8,272)       3,276      (10,643)
  Amortization of other assets ..................................      5,626        7,171       17,559       14,761
  Capitalized cost of real estate sold ..........................        397          334        2,895          969
  Loss (income) from discontinued operations ....................     17,992         (322)      11,454       (1,945)
  (Gain) Loss on sale of securities, assets and other investments     (1,898)          94       (5,471)      (9,618)
  Other than temporary decline in value of investments ..........       --         14,497        2,566       14,848
  Impact of changes in working capital, net of effects
     from discontinued operations ...............................    (23,383)      15,912      (14,422)      38,989
  Other .........................................................     11,109       (3,820)      17,327        1,539
                                                                    --------    ---------    ---------    ---------
     Net cash provided ..........................................     90,131      109,177      283,833      286,955
                                                                    --------    ---------    ---------    ---------

NET CASH FLOWS FROM INVESTING ACTIVITIES
Utility construction expenditures ...............................    (35,468)     (55,082)    (101,061)    (140,615)
Quad Cities Nuclear Power Station decommissioning trust fund ....     (2,159)      (2,159)      (6,477)      (6,519)
Deferred energy efficiency expenditures .........................     (5,753)      (7,699)     (13,200)     (18,561)
Nonregulated capital expenditures ...............................    (11,860)      (2,152)     (36,989)     (11,419)
Purchase of securities ..........................................    (33,755)     (45,644)    (168,049)    (109,152)
Proceeds from sale of securities ................................     33,381       14,345      197,472       42,229
Proceeds from sale of assets and other investments ..............     16,681        3,271       17,989       36,058
Investment in discontinued operations ...........................      5,221       (5,583)     (34,022)     (10,170)
Other investing activities, net .................................      3,174      (12,618)       7,506       10,972
                                                                    --------    ---------    ---------    ---------
  Net cash provided (used) ......................................    (30,538)    (113,321)    (136,831)    (207,177)
                                                                    --------    ---------    ---------    ---------

NET CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid ..................................................    (32,310)     (31,902)     (97,412)     (94,845)
Retirement of long-term debt, including reacquisition cost ......    (64,449)     (74,452)     (65,495)     (88,515)
Reacquisition of preferred shares, including reacquisition cost .     (1,075)        --        (12,800)        --
Increase in MidAmerican Capital Company
  unsecured revolving credit facility ...........................     44,000       73,500       46,000       75,000
Issuance of common shares .......................................       --           --           --         15,087
Net increase (decrease) in notes payable ........................     (6,762)      33,400      (27,072)      11,200
                                                                    --------    ---------    ---------    ---------
  Net cash provided (used) ......................................    (60,596)         546     (156,779)     (82,073)
                                                                    --------    ---------    ---------    ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS .......................     (1,003)      (3,598)      (9,777)      (2,295)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ................     24,141       29,954       32,915       28,651
                                                                    --------    ---------    ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ......................   $ 23,138    $  26,356    $  23,138    $  26,356
                                                                    ========    =========    =========    =========

ADDITIONAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized .......................   $ 37,278    $  32,967    $  92,706    $  88,878
                                                                    ========    =========    =========    =========
Income taxes paid ...............................................   $ 32,586    $  23,299    $  82,324    $  60,059
                                                                    ========    =========    =========    =========

The accompanying notes are an integral part of these statements

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

     The Company's present estimate of probable remediation costs for the sites discussed above is $22 million. This estimate has been recorded as a liability and a regulatory asset for future recovery. The Illinois Commerce Commission
(ICC) has approved the use of a tariff rider which permits recovery of the actual costs of litigation, investigation and remediation relating to former MGP sites. The Company's present rates in Iowa provide for a fixed annual recovery of MGP costs. The Company intends to pursue recovery of the remediation costs from other PRPs and its insurance carriers.

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

C)   Discontinued Operations:

     The Company has announced the discontinuation of certain nonstrategic businesses in support of its strategy of becoming a leading regional energy and communications provider. In October of 1996, the Company entered into a letter of intent with KCS Energy, Inc. to sell an oil and gas exploration and development subsidiary. In the third quarter of 1996, the Company recorded an anticipated after-tax loss of $6.6 million for the transaction. The Company has also announced its plan to divest a subsidiary that developed and continues to operate a computerized information system facilitating the real-time exchange of power in the electric industry. The Company expects the disposition to occur during the first half of 1997 and has recorded a $4.0 million estimated after-tax loss on disposal in the third quarter of 1996 . The Company reflected as discontinued operations at September 30, 1994, all activities of a subsidiary that constructed generating facilities and a subsidiary that constructed electric distribution and transmission systems. Essentially all of the assets of the construction subsidiaries have been sold but some remaining activity has been recorded in the periods reported. In addition, in the third quarter of 1996 the Company received a final settlement from the sale of a coal mining subsidiary which was reflected as a discontinued operation by a predecessor company in 1982. The final settlement, which resulted in an after-tax loss of $3.3 million, included the reacquisition of preferred equity by the buyer and the settlement of reclamation reserves.


     Proceeds expected to be received from the disposition of the oil and gas subsidiary are $217 million. Proceeds received from the coal mining subsidiary settlement and the disposition of the construction subsidiaries were, $15 million and $4 million, respectively. Net assets of the discontinued operations are separately presented on the Consolidated Balance Sheets as Investment in Discontinued Operations. Revenues from discontinued activities, as well as the results of operations and the estimated loss on the disposal of discontinued operations for the three, nine and twelve months ended September 30 are as follows (in thousands):

                                         Three Months            Nine Months          Twelve Months
                                        Ended Sept. 30         Ended Sept. 30         Ended Sept. 30
                                    --------------------    --------------------   ---------------------
                                       1996        1995        1996        1995       1996        1995
                                    --------    --------    ---------    -------   ---------    --------
OPERATING REVENUES                  $ 58,605    $ 14,621    $ 164,322    $42,780   $ 195,845    $ 56,269
                                    ========    ========    =========    =======   =========    ========

INCOME (LOSS) FROM
DISCONTINUED OPERATIONS
Income (Loss) before income taxes   $ (6,932)   $    421    $   2,976    $ 2,945   $   4,738    $  2,933
Income tax benefit (expense)           3,304         (99)         (66)    (1,000)        (714)     (1,041)
                                    --------    --------    ---------    -------   ---------    --------
Income (Loss) from discontinued
operations                          $ (3,628)   $    322    $   2,910    $ 1,945   $   4,024    $  1,892
                                    ========    ========    =========    =======   =========    ========
LOSS ON DISPOSAL
Income before income taxes          $  9,840    $   --      $   9,840    $  --     $   9,840    $   --
Income tax expense                   (24,204)       --        (24,204)      --       (24,204)       --
                                    --------    --------    ---------    -------   ---------    --------
Loss on disposal                    $(14,364)   $   --      $ (14,364)   $  --     $ (14,364)   $   --
                                    ========    ========    =========    =======   =========    ========

                                      -7-

D)   Subsidiary Company Restructuring:

     During the second quarter of 1996, the Company restructured one of its nonregulated subsidiaries and changed the subsidiary's name to MidAmerican Capital. Following the restructuring, InterCoast Energy Company (InterCoast), a newly formed subsidiary of MidAmerican Capital, filed a registration statement with the Securities and Exchange Commission for an initial public offering (IPO) of common stock. The primary assets of InterCoast are oil and gas exploration properties. On July 29, 1996, the Company canceled the IPO due to adverse market conditions. In October of 1996, the Company entered into a letter of intent to sell the majority of the assets of InterCoast. See Note C) for additional information. MidAmerican Capital is retaining the rail service businesses, the marketable securities and passive investment activities, and a nonregulated retail natural gas subsidiary.

E)   Holding Company:

     The Company's Board of Directors, holders of a majority of the outstanding shares of the Company's common stock, the Iowa Utilities Board (IUB), the ICC, the Nuclear Regulatory Commission and the Federal Energy Regulatory Commission have approved, or issued orders that will permit, the formation of MidAmerican Energy Holdings Company as the holding company for the Company and its subsidiaries. Each share of MidAmerican common stock will be exchanged on a tax-free basis for one share of the holding company's common stock. It is management's intent to complete the formation of the holding company and share exchange on or about December 1, 1996. The holding company will initially have three wholly owned subsidiaries consisting of MidAmerican, MidAmerican Capital and Midwest Capital.

F)   Proposed Merger:

     On August 5, 1996, the Company announced that it had proposed to merge with IES Industries Inc. (IES), a utility holding company headquartered in Cedar Rapids, Iowa. The IES board of directors rejected the Company's proposal in favor of a pending merger with WPL Holdings and Interstate Power Co. (the Wisconsin Transaction). The Company solicited proxies against the Wisconsin Transaction for use at the IES annual meeting of shareholders which was held on September 5, 1996. At that meeting, a majority of the IES common shareholders voted in favor of the Wisconsin Transaction and the Company has discontinued its attempt to merge with IES. The Company incurred tax deductible costs of $8.6 million in the attempt which are included in Other, Net on the Consolidated Statements of Income during the third quarter of 1996.

G)   McLeod, Inc. Investment:

     At September 30, 1996, the Company had investments in Class A and Class B Common Stock of McLeod, Inc. (McLeod). The Class B Common Stock is Convertible into Class A Common Stock. On June 14, 1996, McLeod made an initial public offering of its Class A Common Stock. As part of an investor agreement, the Company is prohibited from selling or otherwise disposing of any of the common stock of McLeod for a period of two years from the date of the IPO. The Company's investment in McLeod is considered restricted stock and, as such, is recorded at cost. At September 30, 1996, the carrying amount and fair value of this investment were $36.3 million and $270.8 million, respectively.

H)   Rate Matters:

     On June 4, 1996, the Company filed a new electric pricing proposal in Iowa and Illinois. The proposal would reduce electric revenues, on a graduated basis, to the level of approximately $25 million annually within five years and eliminate automatic fuel adjustment clauses. The price reductions, possible due to merger and restructuring related cost savings, reduce price disparity within customer classes and are expected to move the Company closer to prices that can be sustained in a competitive market. In addition, the proposals, if approved, would provide the Company more flexibility to negotiate with customers who have service options and to mitigate strandable costs.

     On October 15, 1996, the ICC ordered the Company to reduce rates for its Illinois customers by 10%, or $13.1 million annually, effective November 3, 1996, and commenced an investigation into the reasonableness of the Company's rates. Hearings have not been scheduled. The Company is reviewing the effect this order will have on its electric pricing proposal.

     On August 1, 1996, the Iowa Office of Consumer Advocate (OCA) requested the IUB to order the Company to reduce electric rates by 10.7%, or approximately $101 million annually in Iowa electric revenues. On September 6, 1996, the IUB docketed the OCA request and initiated an investigation into the Company's rates. The IUB also consolidated the investigation with the Company's alternative regulation and pricing proposal for purposes of the hearing which is scheduled to begin in December 1996. The Company intends to reduce its electric rates in Iowa to the levels proposed in its pricing proposal filed on June 4, 1996. The planned effective date for the initial reduction, which has been approved by the IUB, is November 1, 1996. The Company has recorded a liability for the portion of its Iowa electric revenues between August 1, 1996, and September 30, 1996, that were in excess of those proposed in the pricing proposal.

     While the ultimate outcome can not be accurately predicted, based upon the Company's analysis of the issues asserted in this filing , management believes that the resolution of the OCA's filing will not differ materially from the cumulative effect of the pricing plan proposed by MidAmerican.

I)   Accounting for the Effects of Certain Types of Regulation:

     Statement of Financial Accounting Standards (SFAS) No. 71 sets forth accounting principles for operations that are regulated and meet certain criteria. For operations that meet the criteria, SFAS 71 allows, among other things, the deferral of costs that would otherwise be expensed when incurred. A possible consequence of the changes in the utility industry is the discontinued applicability of SFAS 71. The Company's electric and gas utility operations are currently subject to the provisions of SFAS 71, but its applicability is periodically reexamined. If a portion of the Company's utility operations no longer meets the criteria of SFAS 71, the Company would be required to eliminate from its balance sheet the regulatory assets and liabilities related to those operations that resulted from actions of its regulators. Although the amount of such an elimination would depend on the specific circumstances, a material adjustment to earnings in the appropriate period could result from the discontinuance of SFAS 71. As of September 30, 1996, the Company had approximately $385 million of regulatory assets in its Consolidated Balance Sheet.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                               CORPORATE OVERVIEW

     MidAmerican Energy Company (the Company or MidAmerican), headquartered in Des Moines, Iowa, was formed on July 1, 1995, as a result of the merger of Iowa-Illinois Gas and Electric Company (Iowa- Illinois), Midwest Resources Inc. (Resources) and its utility subsidiary, Midwest Power Systems Inc.
(Midwest).

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

     During the second quarter the Company restructured one of its nonregulated subsidiaries, the former InterCoast Energy Company, and changed the subsidiary's name to MidAmerican Capital Company (MidAmerican Capital). In addition, the Company formed a new subsidiary under MidAmerican Capital, named InterCoast Energy Company (InterCoast). The new InterCoast has as its subsidiaries the Company's wholesale nonregulated energy companies, including InterCoast Oil and Gas Company, formerly named Medallion Production Company. MidAmerican Capital retained the rail service businesses, the marketable securities and passive investment activities, and a nonregulated retail natural gas subsidiary.

     Following the restructuring, InterCoast filed a registration statement with the Securities and Exchange Commission for an initial public offering (IPO) of common stock. On July 29, 1996, the Company canceled the IPO as a result of adverse general market conditions for initial public offerings.

     Three transactions are reflected as discontinued operations in the Company's consolidated financial statements in this Form 10-Q. The transactions, discussed below, are part of the Company's effort to redirect certain of its nonregulated investments in order to support its strategy of becoming a leading regional energy and communications provider.

     In October 1996, the Company announced that it has entered into a letter of intent with KCS Energy Inc.(KCS) of Edison, New Jersey, to sell a portion of the Company's nonregulated operations for a total of $217 million. The sale includes the oil and gas exploration and development operations of the Company. The Company and KCS expect to complete the transaction by the end of 1996. In
September 1996, the Company recorded an anticipated after-tax loss of $6.6 million for the transaction.

     Also in October, the Company received $15.3 million in cash as final settlement for the sale of a former coal mining subsidiary which was reflected as discontinued operations in 1982 by one of the Company's predecessors. The final settlement included reacquisition by the buyer of preferred equity issued to the Company and the settlement of reclamation reserves. The Company recorded an after-tax loss on disposal of $3.3 million in September 1996.

     In addition, the Company intends to divest a subsidiary that develops and continues to operate a computerized information system facilitating real-time exchange of power in the electric industry. The Company expects the disposition to occur during the first half of 1997 and, accordingly, recorded a $4.0 million anticipated after-tax loss on disposal of those operations in September 1996.

     The related income (loss) from operations and the anticipated losses on disposal are reflected as discontinued operations in each of the periods presented in the Consolidated Statements of Income. Also included in discontinued operations in the Consolidated Statements of Income are amounts related to the discontinuance of the Company's construction subsidiaries in 1994. Net assets of the discontinued operations are separately presented in the Consolidated Balance Sheets as Investment in Discontinued Operations.

     During the third quarter, the Company made an investment in a company that is a leading provider of digital wireless communications in the Midwest. The investment expands the Company's presence in the communications industry. The Company also has an investment in a growing telecommunications company that made an initial public offering of its common stock in June 1996.

     On April 24, 1996, the Company's common shareholders approved a proposal to form a holding company, MidAmerican Energy Holdings Company. The holding company would be an exempt holding company under the Public Utility Holding Company Act of 1935 and would initially have three wholly owned subsidiaries consisting of MidAmerican, MidAmerican Capital and Midwest Capital. The Board of Directors and management believe a holding company structure will provide a more flexible organization better designed to operate in a more competitive environment. The Company has received orders from the Federal Energy Regulatory Commission
(FERC), the Iowa Utilities Board (IUB), the Illinois Commerce Commission (ICC) and the Nuclear Regulatory Commission (NRC) which permit the formation of a holding company. It is management's intent to complete the formation of the holding company and share exchange on or about December 1, 1996. Each share of MidAmerican common stock will be exchanged on a tax free basis for one share of the holding company's common stock.

     On August 5, 1996, the Company announced that it had proposed to merge with IES Industries Inc. (IES), a holding company headquartered in Cedar Rapids, Iowa. The IES board of directors rejected the Company's proposal in favor of a pending merger with WPL Holdings and Interstate Power Co. (the Wisconsin Transaction). The Company solicited proxies against the Wisconsin Transaction for use at the IES annual meeting of shareholders which was held on September 5, 1996. At that meeting, a majority of the IES common shareholders voted in favor of the Wisconsin Transaction, and the Company has discontinued its attempt to merge with IES. In the effort, the Company incurred tax deductible costs of $8.6 million which are included in Other, Net for each 1996 period presented in the Consolidated Statements of Income.

                           FORWARD-LOOKING STATEMENTS

     From time to time, the Company or one of its subsidiaries individually may make forward-looking statements within the meaning of the federal securities laws that involve judgments, assumptions and other uncertainties beyond the control of the Company or any of its subsidiaries individually. These forward-looking statements may include, among others, statements concerning revenue and cost trends, cost recovery, cost reduction strategies and anticipated outcomes, pricing strategies, changes in the utility industry, planned capital expenditures, financing needs and availability, statements of the Company's expectations, beliefs, future plans and strategies, anticipated events or trends and similar comments concerning matters that are not historical facts. Investors and other users of the forward-looking statements are cautioned that such statements are not a guarantee of future performance of the Company and that such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, such statements. Some, but not all, of the risks and uncertainties include weather effects on sales and revenues, competitive factors, general economic conditions in the Company's service territory and federal and state regulatory actions.


                              RESULTS OF OPERATIONS

EARNINGS

     The following table provides a summary of the earnings contributions of the Company's operations for each of the periods presented:

                                                       Periods Ended September 30
                                        Three Months          Nine Months            Twelve Months
                                      1996       1995       1996        1995       1996        1995
                                    --------   --------   ---------   --------   ---------   ---------
Earnings (in millions)
    Electric utility                $   48.4   $   54.7   $    95.9   $   96.2   $   111.5   $   104.5
    Gas utility                         (6.8)     (10.3)       15.4        2.1        26.0        10.9
                                    --------   --------   ---------   --------   ---------   ---------
         Utility operations             41.6       44.4       111.3       98.3       137.5       115.4
    Nonregulated operations             (1.0)      (8.9)        2.8       (4.2)        2.2        (2.1)
    Income (loss) from
         discontinued operations       (18.0)       0.3       (11.5)       1.9       (10.3)        1.9
                                    --------   --------   ---------   --------   ---------   ---------
     Consolidated earnings          $   22.6   $   35.8   $   102.6   $   96.0   $   129.4   $   115.2
                                    ========   ========   =========   ========   =========   =========

Earnings Per Common Share
    Electric utility                $    0.48  $    0.54  $     0.95  $    0.96  $     1.10  $     1.04
    Gas utility                         (0.07)     (0.10)       0.15       0.02        0.26        0.11
                                    ---------  ---------  ----------  ---------  ----------  ----------
         Utility operations              0.41       0.44        1.10       0.98        1.36        1.15
    Nonregulated operations             (0.01)     (0.09)       0.03      (0.04)       0.02       (0.02)
    Income (loss) from
         discontinued operations        (0.18)      0.01       (0.11)      0.02       (0.10)       0.02
                                    ---------  ---------  ----------  ---------  ----------  ----------
    Consolidated earnings           $    0.22  $    0.36  $     1.02  $    0.96  $     1.28  $     1.15
                                    =========  =========  ==========  =========  ==========  ==========

     Discontinued operations, as discussed in Corporate Overview, reduced earnings for each of the 1996 periods.

     Earnings per share for the third quarter of 1996 decreased 14 cents compared to the third quarter of 1995. Gross margin for utility electric operations reduced earnings per share by 14 cents. Approximately 12 cents per share was due to cooler than normal weather during the 1996 third quarter. Gross margin is the amount of electric or gas revenues remaining after deducting electric fuel costs or the cost of gas sold, as appropriate. In addition, costs related to the merger proposal to IES reduced earnings per share by 5 cents in the 1996 third quarter. Realization of cost savings resulting from the Company's merger and the absence of 1995 merger-related costs had a favorable effect on 1996 utility earnings compared to the third quarter of 1995. Nonregulated continuing operations reported less of a loss in the third quarter of 1996 than in the 1995 quarter because the third quarter of 1995 included an 8 cents per share charge for write-downs of certain assets of nonregulated subsidiaries.

     Earnings per share for the nine months ended September 30, 1996, increased 6 cents compared to the nine months ended September 30, 1995. Realization of cost savings resulting from the merger and the absence of 1995 merger-related costs had a favorable effect on the comparison of 1996 and 1995 earnings. The cost of the IES merger proposal partially offset the improvement in utility earnings. Earnings of nonregulated continuing operations improved 7 cents per share in the 1996 nine-month period compared to the 1995 period due primarily to the impact of the write-downs mentioned above.

     For the twelve months ended September 30, 1996, earnings per share were 13 cents greater than the comparable 1995 period. An increase in gross margin for utility gas operations contributed to improved utility earnings. The improvement was due primarily to an increase in gas retail sales volumes resulting from cold weather in the first quarter of 1996. Electric and gas service rate increases effective in August 1995 also contributed to gross margins. A portion of the rate increases relate directly to increases in certain operating expenses and thus did not materially increase earnings. A reduction in maintenance expenses and property and other taxes also favorably affected earnings.

     During 1995, the Company's earnings were reduced by merger-related costs. As part of the process of combining the operations of MidAmerican's predecessors, the Company developed a restructuring plan which included employee incentive early retirement, relocation and separation programs. The Company recorded $33.4 million of restructuring costs during 1995. Of the total, $6.0 million was recorded in the second quarter, $24.6 million in the third quarter and $2.8 million in the fourth quarter. These costs are reflected in Other Operating Expenses in the Consolidated Statements of Income.

     In addition, the Company incurred transaction costs to complete the merger. In the fourth quarter of 1994, the Company expensed $2.1 million of merger transaction costs. During 1995, the Company expensed $4.6 million of merger transaction costs, $3.8 million of which were expensed in the third quarter. These costs are included in Other Non-Operating Income in the Consolidated Statements of Income.

     In total, restructuring and transaction costs reduced earnings for the 1995 three-month and nine-month periods by 18 cents per share and 22 cents per share, respectively. Earnings were reduced by 2 cents per share and 24 cents per share for such costs for the 1996 and 1995 twelve-month periods, respectively.

     Write-downs of certain assets of the Company's nonregulated subsidiaries also reduced earnings for each of the twelve-month periods. For the twelve months ended September 30, 1996, earnings from continuing operations of nonregulated subsidiaries were reduced by $1.8 million as a result of such write-downs. For the 1995 twelve-month period, earnings from continuing operations on nonregulated subsidiaries were reduced by $8.4 million due to such write- downs. The pre-tax amount of the write-downs, which is included in Other Non-Operating Income in the Consolidated Statements of Income, reflects other-than-temporary declines in the value of those nonregulated investments of $3.0 million and $15.0 million for the 1996 and 1995 periods, respectively. The investments are primarily alternative energy projects. The 1995 nine-month and twelve-month periods also reflect $5.0 million in after-tax gains on the sales of a partnership interest in a gas marketing organization and a telecommunications subsidiary.



UTILITY GROSS MARGIN

     Electric Gross Margin:

                                               Periods Ended September 30
                                               --------------------------
                                        Three Months Nine Months  Twelve Months
                                        ------------ -----------  -------------
                                         1996  1995  1996  1995   1996    1995
                                         ----  ----  ----  ----  ------  ------
                                                    (In millions)
     Operating revenues                  $311  $339  $840  $848  $1,087  $1,084
     Cost of fuel, energy and capacity     61    66   178   178     230     229
                                         ----  ----  ----  ----  ------  ------
         Electric gross margin           $250  $273  $662  $670  $  857  $  855
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

     The electric gross margin decreased for the 1996 three-month and nine-month periods compared to the comparable 1995 periods. The decreases were due primarily to cooler than normal weather conditions in the third quarter of 1996 and hotter than normal weather in the third quarter of 1995. Cooling degree days were 22 percent less than normal in the third quarter of 1996 compared to being 28 percent greater than normal in the third quarter of 1995 Decreases in retail sales due to cooler weather were partially offset by increases from customer growth and improved sales to large general service customers. For the twelve-months-ended comparison, retail sales were relatively unchanged. Colder weather during the 1995-1996 heating season than in the 1994-1995 season helped to offset the impact of the mild cooling season in 1996. Customer growth, increased sales to large general service customers and rate increases, discussed below, contributed to the slight increase in electric margin for the 1996 twelve-months-ended period compared to the 1995 period.

     An increase in electric retail rates also contributed to revenues and gross margin. Retail rates in the first and second quarters of 1995 reflect interim rates representing an increase of $13.6 million in annual electric revenues in connection with an Iowa electric rate filing, which the Company began collecting in January 1995. The 1996 periods reflect the final rate increase in the proceeding, which was effective in August 1995, representing an increase of $20.3 million in annual electric revenues. Approximately $8 million of the $20.3 million increase in annual electric revenues relates to increased expensing of other postretirement employee benefit (OPEB) costs. Additionally, in August 1995, the Company began collection of $18.6 million over a four-year prospective period related to an energy efficiency cost recovery filing. Revenue increases for energy efficiency cost recovery have an immaterial impact on net income due to corresponding increases in other operating expenses, reflecting the amortization of previously deferred energy efficiency costs.

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

     Revenues from sales for resale increased for each of the 1996 periods compared to the 1995 periods. Variations in the amount of available generation was the primary cause of the differences. Sales for resale have a lower margin than other sales and, accordingly, increases in related revenues do not increase gross margin and net income as much as increases in retail revenues. Effective November 1995, the margin on most electric energy sales for resale is flowed through to retail customers and has a minimal effect on gross margin.


     Gas Gross Margin:
                                      Periods Ended September 30,
                              Three Months   Nine Months  Twelve Months
                              ------------   -----------  -------------
                               1996   1995   1996   1995   1996   1995
                               ----   ----   ----   ----   ----   ----
                                            (In millions)
     Operating revenues        $ 73   $ 65   $355   $312   $502   $445
     Cost of gas sold            48     38    220    189    310    274
                               ----   ----   ----   ----   ----   ----
         Gas gross margin      $ 25   $ 27   $135   $123   $192   $171
                               ====   ====   ====   ====   ====   ====

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

     Gas gross margin increased for the nine-month and twelve-month periods in 1996 compared to the 1995 periods. The increases were due both to price and sales increases. Retail sales increased 7.1% and 10.5% for nine and twelve months ended September 30, 1996, respectively, compared to the related 1995 periods. As stated in the electric gross margin discussion, the increases in sales were due in part to colder weather conditions in the 1995-1996 heating season than during the 1994-1995 heating season. The nine months ended September 30, 1996, was significantly affected by colder weather during the first quarter of 1996 than in the comparable period in 1995. Colder temperatures in the fourth quarter of 1995 than in the fourth quarter of 1994 also increased sales for the twelve months ended September 30, 1996. The Company has continued to have growth in the number of natural gas customers.

     An increase in gas retail rates also was a cause of the increase in revenues and gross margin. Retail rates in the 1995 quarters reflect interim rates representing an increase of $8.2 million in annual gas revenues in connection with an Iowa gas rate filing, which the Company began collecting in October 1994. The 1996 quarters reflect the final rate increase in the proceeding, which was effective in August 1995, representing an increase of $10.6 million in annual gas revenues. Approximately $2.5 million of the $10.6 million increase in annual gas revenues relates to increased expensing of OPEB costs.

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

UTILITY OPERATING EXPENSES

     Other operating expenses for the quarter ended September 30, 1996, decreased $28.0 million compared to the third quarter of 1995 due primarily to the restructuring costs included in the 1995 quarter as discussed in the Earnings section of Results of Operations. In addition, savings from work force reductions and other efficiencies following the merger contributed to the decrease. These decreases were partially offset by increased outside services and, as discussed above, amortization of deferred energy efficiency and OPEB costs.

     Other operating expenses for the nine months ended September 30, 1996, decreased $35.0 million compared to the comparable period in 1995. In addition to the items affecting the quarter comparison, the nine months ended September 30,1996, reflects decreases in manufactured gas plant clean-up costs due primarily to timing.

     For the twelve months ended September 30, 1996, other operating expenses decreased $24.7 million compared to the 1995 period due primarily to costs related to the restructuring plan discussed in the Earnings section of Results of Operations. Restructuring costs resulted in a $26.2 million decrease in utility other operating expenses between the periods. In addition, the 1996 period reflects merger savings and a $4.6 million reduction in nuclear operations costs. The 1996 twelve-month period reflects a $5.0 million increase from the amortization of deferred energy efficiency and OPEB costs. Increases in consulting services expenses and some general administrative costs also increased other operating expenses.

     Maintenance expenses increased for the three months and nine months ended September 30, 1996, compared to the 1995 periods. The timing of power plant maintenance and an increase in general plant maintenance accounted for much of the variation between the periods. For the comparable twelve-months- ended periods, maintenance expenses decreased $1.6 million due primarily to the timing of power plant maintenance.

     Depreciation expense increased compared to each prior period due primarily to additions to utility plant in service.

     Property and other taxes decreased due to a reduction in property and payroll taxes. Lower than expected assessed property values and tax rates reduced property tax expense for the 1996 periods compared to the 1995 periods. A decrease in the number of employees as a result of the merger caused the reduction in payroll tax expense.

NONREGULATED OPERATING REVENUES

     Revenues for the Company's nonregulated subsidiaries increased significantly for each 1996 period compared to the comparable 1995 period. The increase is due primarily to revenues from natural gas marketing subsidiaries, some of which did not exist in the 1995 periods.

NONREGULATED OPERATING EXPENSES

     Cost of sales includes expenses directly related to sales of natural gas. The increase in cost of sales is due to the newly established natural gas subsidiaries which did not exist in 1995.

REALIZED GAINS AND LOSSES ON SECURITIES, NET

     Realized gains and losses on securities increased for the nine months ended September 30, 1996, due to an increase in gains on the disposition of equity fund holdings and managed preferred stock portfolios.

NON-OPERATING INCOME - OTHER, NET

     During the 1996 third quarter, the Company sold the Hub Tower, a Des Moines office building, and recorded a $1.8 million pre-tax gain on the sale. The Company had written the property down to anticipated market values in 1992 and in December 1995. The nine months ended September 30, 1995, includes pre-tax gains totalling $8.5 million on the sales of a partnership interest in a gas marketing organization and a telecommunication subsidiary. In addition, the adjustments to nonregulated investments discussed at the beginning of Results of Operations decreased Other, Net for each of the 1995 periods presented. Of the total adjustments to these investments, $14.4 million is reflected in the third quarter of 1995. Merger transaction costs also reduced Other, Net in the 1995 periods. The 1996 periods include $8.6 million of costs associated with the merger proposal to IES Industries Inc.

INTEREST CHARGES

     Decreased interest on long-term debt in the 1996 periods compared to the 1995 periods was due to a lower overall rate on debt of nonregulated subsidiaries.

PREFERRED DIVIDENDS

     Preferred dividends for the 1996 periods include losses on the redemption of shares of the $1.7375 Series of preferred shares. During 1996, the Company has redeemed 512,000 shares of the $1.7375 series. A change in the dividend payment date compared to that of a predecessor company resulted in lower preferred dividends in the 1995 third quarter. Preferred dividends for the twelve months ended September 30, 1996, compared to the 1995 period were reduced by the redemption of three other series of preferred shares in December 1994.


                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

     The Company has available a variety of sources of liquidity and capital resources, both internal and external. These resources provide funds required for current operations, debt retirement, dividends, construction expenditures and other capital requirements.

     For the first nine months of 1996, the Company had net cash provided from operating activities of $284 million and net cash used of $137 million and $157 million for investing and financing activities, respectively.

INVESTING ACTIVITIES AND PLANS

Utility Capital Expenditures:
-----------------------------

     Utility construction expenditures, including allowance for funds used during construction (AFUDC), Quad Cities Station nuclear fuel purchases and Cooper capital improvements, were $101 million for the first nine months of 1996.

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

     Operators of a nuclear facility are required to set aside funds to provide for costs of future decommissioning of their nuclear facility. In general, decommissioning of a nuclear facility means to safely remove the facility from service and restore the property to a condition allowing unrestricted use by the operator. Based on information presently available, the Utility expects to contribute approximately $45 million during the period 1996 through 2000 to an external trust established for the investment of funds for decommissioning the Quad Cities Station. The funds are invested predominately in investment grade municipal and U.S. Treasury bonds. In addition, a portion of the payments made under the power purchase contract with NPPD are for decommissioning funding related to Cooper. The Cooper costs are reflected in Other Operating Expenses in the Consolidated Statements of Income. Based on NPPD estimates, the Utility expects to pay approximately $57 million to NPPD for Cooper decommissioning during the period 1996 through 2000. NPPD invests the funds in instruments similar to those of the Quad Cities Station trust fund. The Company's obligation for Cooper decommissioning may be affected by the actual plant shutdown date and the status of the power purchase contract at that time. The Company currently recovers Quad Cities Station decommissioning costs charged to Illinois customers through a rate rider on customer billings. Cooper and Quad Cities Station decommissioning costs charged to Iowa customers are included in base rates, and increases in those amounts must be sought through the normal ratemaking process.


Nonregulated Capital Expenditures:
----------------------------------

     Capital expenditures of nonregulated subsidiaries were $37 million for the first nine months of 1996. Capital expenditures of nonregulated subsidiaries depend primarily upon the availability of suitable investment opportunities which meet the Company's objectives.

     During the third quarter, a nonregulated subsidiary of the Company made a $10 million investment in convertible preferred stock of a leading provider of digital wireless communications in the Midwest.

     MidAmerican Capital invests in a variety of marketable securities which it holds for indefinite periods of time. For the first nine months of 1996, MidAmerican Capital had net cash inflows of $38 million from its marketable securities investment activities. In the Consolidated Statements of Cash Flows, the lines Purchase of Securities and Proceeds from Sale of Securities consist primarily of the gross amounts of these activities, including realized gains and losses on investments in marketable securities.

     The Company, through one of its nonregulated subsidiaries, has an investment in Class A and Class B common stock of McLeod, Inc. (McLeod), a telecommunications company. The Class B stock is convertible to Class A stock on a one-for-one basis. On June 14, 1996, McLeod made an initial public offering
(IPO) of common stock. At September 30, 1996, the carrying amount and fair value of the Company's investment were $36.3 million and $270.8 million, respectively. As part of an investor agreement, the Company is prohibited from selling or otherwise disposing of any of the common stock of McLeod for a period of two years from the date of the IPO, and accordingly, no market value adjustments have been reflected in the Company's financial statements. The Company has agreed to make an additional equity investment in McLeod of $10 million in connection with a planned public offering of McLeod's common stock.

FINANCING ACTIVITIES, PLANS AND AVAILABILITY

Corporate:
----------

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

     Several financial relationships between the Company's utility and nonregulated operations were eliminated subsequent to the merger. One support agreement remains between the Utility and Midwest Capital related to a performance guarantee by Midwest Capital of a joint venture turnkey engineering, procurement and construction contract for a cogeneration project. The project received preliminary acceptance from the owner in 1995, which pursuant to the construction contract, eliminates the potential for liquidated damages being incurred related to the project. In August 1996, Midwest Capital extended the maturity date of approximately $25 million of long-term debt which was supported by a guarantee from the Utility. During the third quarter of 1996, Midwest Capital sold the Hub Tower, a Des Moines office building and retired the $25 million debt. Proceeds from the sale provided most of the funds necessary to retire the debt. The deficiency was funded by a $4.5 million capital contribution in extinguishment of the guarantee. In addition, Midwest Capital has a $25 million line of credit with the Utility.

     On October 30, 1996, the Company's Board of Directors declared a quarterly dividend on common shares of $0.30 per share payable December 1, 1996. The dividend represents an annual rate of $1.20 per share.


Utility:
--------

     The Utility currently has authority from the FERC to issue short-term debt in the form of commercial paper and bank notes aggregating $400 million. As of September 30, 1996, the Utility had a $250 million revolving credit facility agreement and a $10 million line of credit to provide short-term financing for utility operations. The Utility's commercial paper borrowings, which totalled $157 million at September 30, 1996, are supported by the revolving credit facility and the line of credit. The Utility also has a revolving credit facility which is dedicated to provide liquidity for its obligations under outstanding pollution control revenue bonds that are periodically remarketed.

     The Utility has $346 million of long-term debt maturities and sinking fund requirements for 1997 through 2000, of which $50 million matures in 1997. Management is considering several long-term financing options, including unsecured debt and preferred securities, for the remainder of 1996 and early 1997. Proceeds from those financings would be used to reduce commercial paper outstanding and to refinance existing securities. The Company currently has authority from the FERC for $500 million of long-term debt in the form of secured first mortgage bonds and unsecured debentures. Similar authority has been requested from the ICC, and the Company expects to file a registration statement with the Securities and Exchange Commission in the fourth quarter.

Nonregulated:
-------------

      MidAmerican Capital has two floating-rate-to-fixed interest rate swaps each in the amount of $32 million. The interest rate swaps have fixed rates of 5.97% and 6.00%, respectively, and are for three-year and two-year terms, respectively, with an optional third year on the latter.

     MidAmerican Capital's aggregate amounts of maturities and sinking fund requirements for long-term debt outstanding at September 30, 1996, are $294 million for the years 1997 through 2000, of which $30 million is in 1997.


OPERATING ACTIVITIES AND OTHER MATTERS

Utility Operations and Competition:
-----------------------------------

     The Utility is subject to regulation by several utility regulatory agencies. The operating environment and the recoverability of costs from utility customers are significantly influenced by the regulation of those agencies. The Company supports changes in the electric utility industry that will create a more competitive environment for the entire electric industry as long as appropriate transitional steps are in place to accomodate moving from a regulated cost-of-service industry to a competitive industry. Although these anticipated changes may create opportunities, they will also create additional challenges and risks for utilities. The Company is evaluating strategies that will assist it in a more competitive environment.

     A possible consequence of competition in the utility industry is the discontinued applicability of Statement of Financial Accounting Standards (SFAS) No. 71. SFAS 71 sets forth accounting principles for operations that are regulated and meet certain criteria. For operations that meet the criteria, SFAS 71 allows, among other things, the deferral of costs that would otherwise be expensed when incurred. The Company's electric and gas utility operations are currently subject to the provisions of SFAS 71, but its applicability is periodically reexamined. If a portion of the Company's utility operations no longer meets the criteria of SFAS 71, the Company would be required to eliminate from its balance sheet the regulatory assets and liabilities related to those operations that resulted from actions of its regulators. Although the amount of such an elimination would depend on the specific circumstances, a material adjustment to earnings in the appropriate period could result from the discontinuance of SFAS 71. As of September 30, 1996, the Company had approximately $385 million of regulatory assets in its Consolidated Balance Sheet.

Energy Efficiency:
------------------

     In May 1996, the Iowa legislature approved a bill enhancing energy efficiency program flexibility, eliminating mandatory spending levels for energy efficiency programs and allowing more timely recovery of energy efficiency expenditures as determined by the IUB. The new legislation became effective July 1, 1996. Previously, electric and gas utilities in Iowa were required to spend approximately 2% and 1.5%, respectively, of their annual Iowa jurisdictional revenues on energy efficiency activities. As discussed in Results of Operations, the Company is collecting a total of approximately $14.3 million annually for previously deferred energy efficiency costs for which the Company has received approval to collect. The Consolidated Balance Sheet as of September 30, 1996, included approximately $26 million of such approved costs yet to be collected from customers. In addition, the Company had approximately $81 million of energy efficiency costs deferred and included as regulatory assets in its September 30, 1996, Consolidated Balance Sheet for which recovery will be sought in future energy efficiency filings. The Company expects final rules on the implementation of the new legislation in the first quarter of 1997, at which time the Company will seek approval to accelerate recovery of deferred and current energy efficiency costs.

Rate Matters:
-------------

     On June 4, 1996, the Company filed a new electric pricing proposal in Iowa and Illinois. The proposal would reduce electric revenues, on a graduated basis, to the level of approximately $25 million annually within five years and eliminate automatic fuel adjustment clauses. The price reductions, possible due to merger and restructuring related cost savings, reduce price disparity within customer classes and are expected to move the Company closer to prices that can be sustained in a competitive market. In addition, the proposals, if approved, would provide the Company more flexibility to negotiate with customers who have service options and to mitigate strandable costs.

     On October 15, 1996, the ICC ordered the Company to reduce rates for its Illinois customers by 10%, or $13.1 million annually, effective November 3, 1996, and commenced an investigation into the reasonableness of the Company's rates. Hearings have not been scheduled. The Company is reviewing the effect this order will have on its electric pricing proposal.

     On August 1, 1996, the Iowa Office of Consumer Advocate (OCA) requested the IUB to order the Company to reduce electric rates by 10.7%, or approximately $101 million annually in Iowa electric revenues. On September 6, 1996, the IUB docketed the OCA request and initiated an investigation into the Company's rates. The IUB also consolidated the investigation with the Company's alternative regulation and pricing proposal for purposes of the hearing which is scheduled to begin in December 1996. The Company intends to reduce its electric rates in Iowa to the levels proposed in its pricing proposal filed on June 4, 1996. The planned effective date for the initial reduction, which has been approved by the IUB, is November 1, 1996. The Company has recorded a liability for the portion of its Iowa electric revenues between August 1, 1996, and September 30, 1996, that were in excess of those proposed in the pricing proposal.

     While the ultimate outcome cannot be accurately predicted, based upon the Company's analysis of the issues asserted in this filing, management believes that the resolution of the OCA's filing will not differ materially from the cumulative effect of the pricing plan proposed by the Company.

Environmental Matters:
----------------------

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

     The Company and its subsidiaries have no material legal proceedings except for the following:

Environmental Matters
---------------------

     For information relating to the Company's Environmental Matters, reference is made to Part I, Note (B) of Notes to Consolidated Financial Statements.

Rate Matters
------------

     For information relating to the Company's Rate Matters, reference is made to Part I. Note (H) of Notes to Consolidated Financial Statements.

Cooper Litigation
-----------------

     On May 26, 1995, the Company filed a lawsuit naming Nebraska Public Power District (NPPD) as defendant. The action is filed in the U.S. District Court for the Southern District of Iowa and is identified as No. 4-95-CV-80356. The legal proceeding is based upon a long-term power purchase agreement between the Company and NPPD, pursuant to which the Company purchases one-half the output of NPPD's Cooper Nuclear Station (Cooper) and pays one-half the cost of operating Cooper. NPPD, in turn, is obligated to operate the plant in an efficient and economical manner consistent with good business and utility practices and in compliance with the terms of its operating license issued to it by the Nuclear Regulatory Commission (NRC). In 1993 and 1994, as a response to NPPD actions, the NRC issued numerous notices of violations to NPPD; as a result of these violations and other safety issues identified by the NRC and NPPD, Cooper experienced unplanned outages and outages were unduly extended. The Company's position is that NPPD's failure to meet its obligations with respect to the operation of Cooper deprived the Company of the benefits it was entitled to under the power sales contract, causing the Company to lose profits and incur increased costs of operation, which damages the Company seeks to collect from NPPD. Similar litigation has been filed against NPPD by the Lincoln Electric System (LES), a municipal utility serving the City of Lincoln, Nebraska, and purchasing one-eighth of the output of Cooper pursuant to a similar power purchase contract. The LES legal proceeding is pending in Nebraska state court.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

(a)      Exhibits

Exhibits Filed Herewith
-----------------------


         Exhibit 12.1 - Computation of ratios of earnings to fixed charges and computation of ratios of earnings to fixed charges plus preferred dividend requirements - (Consolidated).

         Exhibit 12.2 - Computation of ratios of earnings to fixed charges and computation of ratios of earnings to fixed charges plus preferred dividend requirements - (Utility Only).

         Exhibit 27 - Financial Data Schedules (for electronic filing only).

         Exhibit 99.1 - Unaudited Proforma Statements of Income for the nine months and twelve months ended September 31, 1996, and for the twelve months ended December 31, 1995, and Balance Sheet as of September 30, 1996, reflecting the distribution of the capital stock of MidAmerican Capital Company and Midwest Capital Group to MidAmerican Energy Holdings Company, scheduled for December 1, 1996.

         Exhibit 99.2 - Selected Consolidated Financial Data of MidAmerican Energy Company for the twelve months ended and as of December 31, 1991, 1992, 1993, 1994 and 1995 and September 30, 1996 and for the nine months ended September 30, 1995 and 1996 and as of September 30, 1995.

         Exhibit 99.3 - Selected Proforma Utility Only Financial Data of MidAmerican Energy Company for the twelve months ended and as of December 31, 1991, 1992, 1993, 1994 and 1995 and September 30, 1996 and for the nine months ended September 30, 1995 and 1996 and as of September 30, 1995.

(b)      Reports on Form 8-K

         None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   MidAmerican Energy Company
                                                   --------------------------
                                                         (Registrant)







Date    November 1, 1996                                 P. G. Lindner
    ----------------------                         ---------------------------
                                                         P. G. Lindner
                                                     Group Vice President and
                                                     Chief Financial Officer