Form 10-K405
period 1998-12-31
MIDAMERICAN ENERGY CO
filed 1999-03-31
CIK 928576

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended DECEMBER 31, 1998
                                             -----------------

Commission        Registrant's Name, State of Incorporation,    IRS Employer
File Number No.         Address and Telephone Number           Identification
---------------         ----------------------------           --------------


1-11505                  MIDAMERICAN ENERGY COMPANY              42-1425214
                           (AN IOWA CORPORATION)
                         666 GRAND AVE. PO BOX 657
                          DES MOINES, IOWA 50303
                                515-242-4300

Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each Exchange
    Title of Each Class                              On which Registered
    -------------------                              ---------------------

7.98% MidAmerican Energy Company - Obligated
    Preferred  Securities of Subsidiary Trust        New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                   Preferred Stock, $3.30 Series, no par value
                   Preferred Stock, $3.75 Series, no par value
                   Preferred Stock, $3.90 Series, no par value
                   Preferred Stock, $4.20 Series, no par value
                   Preferred Stock, $4.35 Series, no par value
                   Preferred Stock, $4.40 Series, no par value
                   Preferred Stock, $4.80 Series, no par value
                   Preferred Stock, $5.25 Series, no par value
                   Preferred Stock, $7.80 Series, no par value
_______________________________________________________________________________
                               Title of each Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

The aggregate market value of voting stock held by non-affiliates of MidAmerican Energy Company was zero as of February 26, 1999, when 70,980,203 shares of common stock, without par value, were outstanding.

                           MIDAMERICAN ENERGY COMPANY

                         1998 Annual Report on Form 10-K

                                TABLE OF CONTENTS

                                   Part I                                 Page
                                   ------                                 ----
Item 1  Business
          General Development of Business..................................  5
          Financial Information About Industry Segments....................  6
          Narrative Description of Business................................  7
            Regulated Electric Operations .................................  9
            Regulated Natural Gas Operations............................... 12
            Nonregulated Operations........................................ 13
            Construction Program........................................... 14
            Regulation..................................................... 14
Item 2   Properties........................................................ 19
Item 3   Legal Proceedings................................................. 21
Item 4   Submission of Matters to a Vote of Security Holders............... 22

                                     Part II
                                     -------
Item 5   Market for the Registrant's Common Equity and
           Related Stockholder Matters..................................... 22
Item 6   Selected Financial Data........................................... 22
Item 7   Management's Discussion and Analysis of Financial
           Condition and Results of Operations............................. 22
Item 7A. Quantitative and Qualitative Disclosures About Market Risk........ 23
Item 8   Financial Statements and Supplementary Data....................... 25
Item 9   Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure.......................... 25

                                    Part III
                                    --------
Item 10  Directors and Executive Officers of the Registrant................ 25
Item 11  Executive Compensation............................................ 28
Item 12  Security Ownership of Certain Beneficial Owners
           and Management.................................................. 36
Item 13  Certain Relationships and Related Transactions.................... 37

                                     Part IV
                                     -------
Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K... 38
Signatures ................................................................ 96
Exhibits Index............................................................. 97

DEFINITIONS

The following terms are used in this document with the following meanings:

TERM                     MEANING

ANR                      ANR Pipeline Company
Btu                      British Thermal Unit, the quantity of heat required to
                           raise the temperature of one pound of water one degree Fahrenheit
CAAA                     Clean Air Act  Amendments of 1990
CalEnergy                CalEnergy Company, Inc. (Refer to discussion of merger
                           in Part I, Item 1, of this Form 10-K)
ComEd                    Commonwealth Edison Company
Company                  MidAmerican Energy Company
Cooper                   Cooper Nuclear Station
DOE                      United States  Department of Energy
EMFs                     Electric and magnetic fields
EAC                      Energy Adjustment Clause
EPA                      United States Environmental Protection Agency
Exchange Act             Securities Exchange Act of 1934, as amended
FASB                     Financial Accounting Standards Board
FERC                     Federal Energy Regulatory Commission
Holdings                 MidAmerican Energy Holdings Company, the new name of
                           CalEnergy Company, Inc. following its reincorporation in conjunction with the merger of MHC (see below)
ICC                      Illinois Commerce Commission
IUB                      Iowa Utilities Board
Iowa-Illinois            Iowa-Illinois Gas and Electric Company, a predecessor
                           company
KW                       Kilowatt, a thousand watts
KWh                      Kilowatt-hour, one thousand watts used for one hour
MAPP                     Mid-Continent Area Power Pool
MHC                      MHC Inc., an indirect wholly owned subsidiary of
                           Holdings.
Mcf                      One  thousand  cubic  feet
MD&A                     Management's Discussion and Analysis of Financial
                           Condition and Results of Operations
MidAmerican              MidAmerican Energy Company, a wholly owned subsidiary
                           of MHC
MidAmerican Capital      MidAmerican Capital Company, a wholly owned subsidiary
                           of MHC
MidAmerican Realty       MidAmerican Realty Services Company, a 95 percent-owned
                           subsidiary of MHC
Midwest                  Midwest Power Systems Inc., a predecessor company
Midwest Capital          Midwest Capital Group, Inc., a wholly owned subsidiary
                           of MHC
MGP                      Manufactured gas plant
MW                       Megawatts, one million watts
NBPL                     Northern Border Pipeline Company
NGPL                     Natural Gas Pipeline Company of America
NNG                      Northern Natural Gas
NPDES                    National Pollutant Discharge Elimination System
NPPD                     Nebraska Public Power District
NRC                      Nuclear Regulatory Commission
NWPA                     Nuclear Waste Policy Act of 1982

OCA                      Iowa Office of Consumer Advocate
Order 636 or Orders      FERC Order 636 and related orders
PCBs                     Polychlorinated biphenyls
PGA                      Purchase gas adjustment clause
PRPs                     Potentially responsible parties
SDPUC                    South Dakota Public Utilities Commission
SFAS                     Statement of Financial Accounting Standards
Quad Cities Station      Quad Cites Nuclear Power Station

                                     PART I
ITEM 1. BUSINESS
----------------

(A)  GENERAL DEVELOPMENT OF BUSINESS

     MidAmerican Energy Company (MidAmerican) is a public utility company headquartered in Des Moines, Iowa, and incorporated in the state of Iowa. On March 12, 1999, MidAmerican became a wholly owned subsidiary of MidAmerican Energy Holdings Company (Holdings), the successor by a reincorporation merger dated March 12, 1999, to CalEnergy Company, Inc. (CalEnergy).

     MidAmerican was formed on July 1, 1995, as a result of the merger of Iowa-Illinois Gas and Electric Company, Midwest Resources Inc. and Midwest Power Systems Inc. On December 1, 1996, MidAmerican became, through a corporate reorganization involving the exchange of stock, a wholly owned subsidary of MHC Inc., which, until March 12, 1999, was known as MidAmerican Energy Holdings Company (MHC). Certain subsidiaries of MidAmerican then became subsidiaries of MHC.

     MHC is a wholly owned subsidiary of MidAmerican Funding, LLC (MidAmerican Funding), a wholly owned subsidiary of Holdings. Holdings is a global energy company that, in addition to MidAmerican Funding, manages and owns interests in power generation facilities in operation, construction and development worldwide. Through its Northern Electric operations in the United Kingdom (U.K.), Holdings supplies and distributes electricity and gas to approximately
2.0 million customers in the U.K. It also develops and produces energy from diversified fuel sources. Holdings conducts business in the U.S., U.K., Philippines, Indonesia, Poland and Australia.

CALENERGY MERGER

     On March 12, 1999, the parties to an Agreement and Plan of Merger dated August 11, 1998 completed a transaction whereby MidAmerican became a wholly owned indirect subsidiary of Holdings. As a part of this transaction, CalEnergy, a Delaware corporation, merged with and into a wholly owned subsidiary which was an Iowa corporation (Reincorporation Sub), thereby effecting a reincorporation (Reincorporation Merger). Immediately following the Reincorporation Merger, a second wholly owned subsidiary of CalEnergy merged with and into MHC (MHC Merger). As a part of the MHC Merger, MHC (formerly MidAmerican Energy Holdings Company) changed its name to MHC Inc. Subsequent to the MHC Merger, Reincorporation Sub changed its name to MidAmerican Energy Holdings Company. As a result of the Reincorporation Merger and the MHC Merger, MidAmerican became an indirect subsidiary of Holdings, all direct and indirect subsidiaries of MHC each became an indirect subsidiary of Holdings and each outstanding share of common stock of MHC was converted into the right to receive $27.15 in cash.

CHANGES IN THE UTILITY INDUSTRY AND MIDAMERICAN

     The electric utility industry is in the midst of significant regulatory change. Traditionally, prices charged by electric utility companies have been regulated by federal and state commissions and have been based on cost of service. In recent years, changes have occurred, and are expected to continue to occur, that move the electric utility industry toward a more competitive, market-based pricing environment. These changes will have a significant impact on the way MidAmerican does business. Refer to the discussions under "Industry Evolution" and "Legislative and Regulatory Evolution" in the Operating
Activities and Other Matters section of MD&A in Part IV, Item 14 of this Form 10-K.

     A substantial majority of MidAmerican's business still operates in a rate-regulated environment and, accordingly, many decisions for obtaining and using resources are evaluated from an electric and gas regulated business perspective. However, beginning January 1, 1998, MidAmerican also manages its operations as four distinct business units: generation, transmission, energy distribution and retail. It is under this framework that MidAmerican believes it can best prepare for, and succeed in, the energy business of the future. With these four business units, MidAmerican is better able to focus on the specific needs and anticipated risks and opportunities of its major businesses. Certain administrative functions are handled by a corporate services group which supports all of the business units.

     Although specific functions may be moved between business units as future circumstances warrant, the main focus of each business unit has been established. Presently, significant functions of the generation business unit include the production of electricity, the purchase of electricity and natural gas, and the sale of wholesale electricity and natural gas. The transmission business unit coordinates all activities related to MidAmerican's electric transmission facilities, including monitoring access to and assuring the reliability of the transmission system. The energy distribution business unit distributes electricity and natural gas to end-users and conducts related activities. Retail includes marketing, customer service and related functions for core and complementary products and services.

     The Company expects that, as the industry moves toward competition, generation and retail functions will not be rate-regulated. Energy distribution and transmission functions, though not unaffected by industry changes, are expected to remain rate-regulated by state and federal commissions.

YEAR 2000 COMPUTER ISSUES

     MidAmerican's businesses and operations, as well as those of third parties with whom MidAmerican transacts business, utilize computers and computer-controlled systems, applications and processes (herein after referred to as "Systems"). Because of the program structures within some of these Systems, they could fail or create erroneous results when required to recognize the year 2000. The effect of such failures or errors could result in significant operational problems and/or costs material to MidAmerican. MidAmerican is addressing the year 2000 issue and taking steps, including remediation and contingency planning, to assure that any processes that may be date-sensitive are ready for the year 2000. Refer to the ACTIVITIES REGARDING YEAR 2000 DATE ISSUES section of MD&A included in Part IV, Item 14 of this Form 10-K for a discussion of this topic.

(B)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     Financial information on MidAmerican's segments of business is included under the Note titled "Segment Information" in Notes to Consolidated Financial Statements included in Part IV, Item 14 of this Form 10-K.

(C)  NARRATIVE DESCRIPTION OF BUSINESS

     MidAmerican is the largest energy company headquartered in Iowa, with assets and 1998 revenues totaling $3.6 billion and $1.7 billion, respectively. Its strategy is to become the leading regional provider of energy and complementary services. MidAmerican is primarily engaged in the business of generating, transmitting, distributing and selling electric energy and in distributing, selling and transporting natural gas. MidAmerican distributes electric energy at retail in Council Bluffs, Des Moines, Fort Dodge, Iowa City, Sioux City and Waterloo, Iowa, the Quad Cities (Davenport and Bettendorf, Iowa and Rock Island, Moline and East Moline, Illinois) and a number of adjacent communities and areas. It also distributes natural gas at retail in Cedar Rapids, Des Moines, Fort Dodge, Iowa City, Sioux City and Waterloo, Iowa; the Quad Cities; Sioux Falls, South Dakota; and a number of adjacent communities and areas. As of December 31, 1998, MidAmerican had 652,900 retail electric customers and 621,500 retail natural gas customers.

     In addition to retail sales, MidAmerican delivers electric energy to other utilities and municipalities who distribute it to end-use customers (sales for resale) and transports natural gas through its distribution system for a number of end-use customers who have independently secured their supply of natural gas.

     MidAmerican's regulated electric and gas operations are conducted under franchises, certificates, permits and licenses obtained from state and local authorities. The franchises, with various expiration dates, are typically for 25-year terms.

     MidAmerican has a residential, agricultural, commercial and diversified industrial customer group, in which no single industry or customer accounted for more than 3% (food and kindred products industry) of its total 1998 electric operating revenues or 3% (food and kindred products industry) of its total 1998 gas operating margin. Among the primary industries served by MidAmerican are those which are concerned with the manufacturing, processing and fabrication of primary metals, real estate, food products, farm and other non-electrical machinery, and cement and gypsum products.

     During 1998, MidAmerican increased its emphasis on wholesale gas marketing activities, some of which was previously managed by one of MHC's nonregulated subsidiaries. (Refer to the NONREGULATED OPERATIONS section later in Part I for further discussion).

     For the year ended December 31, 1998, MidAmerican derived approximately 69% of its gross operating revenues from its regulated electric business, and 25% from its regulated gas business and 6% from its nonregulated business activities. For 1997 and 1996, the corresponding percentages were 65% electric, 31% gas and 4% nonregulated; and 66% electric, 32% gas and 2% nonregulated, respectively.

     Historical electric sales by customer class as a percent of total electric sales and retail electric sales data by state as a percent of total retail electric sales are shown below:

                                           Total Electric Sales
                                             By Customer Class

                                      1998         1997         1996
                                      ----         ----         ----
Residential                           22.2%        20.9%        21.1%
Small General Service                 17.5         16.5         16.2
Large General Service                 28.1         27.4         27.6
Other                                  4.4          4.4          4.5
Sales for Resale                      27.8         30.8         30.6
                                     -----        -----        -----

Total                                100.0%       100.0%       100.0%
                                     =====        =====        =====

                                           Retail Electric Sales
                                                 By State

                                      1998         1997         1996
                                      ----         ----         ----
Iowa                                  88.4%        88.6%        88.7%
Illinois                              10.9         10.7         10.6
South Dakota                           0.7          0.7          0.7
                                     -----        -----        -----

Total                                100.0%       100.0%       100.0%
                                     =====        =====        =====

     In Illinois beginning October 1, 1999, larger non-residential customers and 33% of the remaining non-residential customers will be allowed to select their provider of electric supply services. All other non-residential customers will have supplier choice starting December 31, 2000. Residential customers all receive the opportunity to select their electric supplier on May 1, 2002.

     Historical regulated gas sales, excluding transportation throughput, by customer class as a percent of total gas sales and by state as a percent of total retail gas sales are shown below:

                                         Total Regulated Gas Sales
                                             By Customer Class

                                      1998         1997         1996
                                      ----         ----         ----
Residential                           59.9%        60.8%        61.1%
Small General Service                 32.1         33.1         33.3
Large General Service                  3.7          4.2          4.6
Other                                  4.3          1.9          1.0
                                     -----        -----        -----

Total                                100.0%       100.0%       100.0%
                                     =====        =====        =====

                                             Retail Gas Sales
                                                 By State

                                      1998         1997         1996
                                      ----         ----         ----
Iowa                                  79.0%        79.1%        78.0%
Illinois                              10.2         10.4         11.0
South Dakota                          10.1          9.8         10.3
Nebraska                               0.7          0.7          0.7
                                     -----        -----        -----

Total                                100.0%       100.0%       100.0%
                                     =====        =====        =====

     There are seasonal variations in MidAmerican's electric and gas businesses which are principally related to the use of energy for air conditioning and heating. In 1998, 40% of MidAmerican's electric revenues were reported in the months of June, July, August and September, and 54% of MidAmerican's gas revenues were reported in the months of January, February, March and December.

     At December 31, 1998, MidAmerican had 3,703 full-time employees of which 1,698 were covered by union contracts. MidAmerican has eight separate contracts with locals of the International Brotherhood of Electrical Workers (IBEW), the United Association of Plumbers and Pipefitters and the United Paper Workers International Union. The contracts covering most union employees are as follows:

                                Employee             Contract
        Union      Local        Members           Expiration Date
        -----      -----        -------           ---------------
        IBEW         109           441                7/31/99
        IBEW         499         1,107              3/01/2000


     The Local 499 members numbered above are covered under three separate contracts based on the location of the Local 499 of which they are a member.

REGULATED ELECTRIC OPERATIONS

     The annual hourly peak demand on MidAmerican's electric system occurs principally as a result of air conditioning use during the cooling season. In July 1998, MidAmerican recorded an hourly peak demand of 3,643 MW, which was 90 MW more than MidAmerican's previous record hourly peak of 3,553 MW set in 1995.

     MidAmerican's accredited net generating capability in the summer of 1998 was 4,425 MW. Accredited net generating capability represents the amount of generation available to meet the requirements on MidAmerican's energy system, net of the effect of participation purchases and sales, and consists of Company-owned generation and power purchased under a long-term power purchase contract. The net generating capability at any time may be less due to regulatory restrictions, fuel restrictions and generating units being temporarily out of service for inspection, maintenance, refueling or modifications. Refer to Item 2, Properties, for detail of the accredited net generating capability for the summer of 1998.

     MidAmerican is interconnected with certain Iowa and neighboring utilities and is involved in an electric power pooling agreement known as MAPP. MAPP is a voluntary association of electric utilities doing business in Iowa, Minnesota, Nebraska and North Dakota and portions of Illinois, Missouri, Montana, South Dakota and Wisconsin and the Canadian provinces of Saskatchewan and Manitoba. Its membership also includes power marketers, regulatory agencies and independent power producers. MAPP facilitates operation of the transmission system, serves as a power and energy market clearing house and is responsible for the safety and reliability of the bulk electric system.


     Each MAPP participant is required to maintain for emergency purposes a net generating capability reserve of at least 15% above its system peak demand. If a participant's capability reserve falls below the 15% minimum, significant penalties would be contractually imposed by MAPP. MidAmerican's reserve margin for 1998 was approximately 20%.

     MidAmerican's transmission system connects its generating facilities with distribution substations and interconnects with 14 other transmission providers in Iowa and five adjacent states. Under normal operating conditions, MidAmerican's transmission system is unconstrained and has adequate capacity to deliver energy to MidAmerican's distribution system and to export and import energy with other interconnected systems. As energy markets open to competition, MidAmerican believes its interconnections and central location will provide valuable opportunities to serve other markets. Refer to Item 2, Properties, for detail of transmission lines.

Fuel Supply for Electric Operations
-----------------------------------

     MidAmerican's sources of fuel for electric generation were as follows for the periods shown:

                             Year Ended December 31,
                         1998         1997         1996
                         ----         ----         ----

     Coal                79.2%        76.3%        75.6%
     Nuclear*            19.5         23.0         23.9
     Gas                  1.1          0.6          0.4
     Oil                  0.2          0.1          0.1
                        -----        -----        -----
       Total            100.0%       100.0%       100.0%
                        =====        =====        =====

     *Nuclear includes generation purchased through a long-term power purchase agreement with NPPD. Refer to Item 2, Properties, for detail of generating facilities.

     Prior to July 1997, MidAmerican was allowed to recover its energy costs from most of its electric utility customers through EACs. Beginning in July 1997, the Iowa EAC was eliminated as part of the Iowa pricing plan approved by the IUB. Accordingly, fluctuations in energy costs now may affect MidAmerican's earnings.

     All of the coal-fired generating stations operated by MidAmerican are fueled primarily by low-sulfur, western coal from the Powder River Basin. The use of low-sulfur western coal enables MidAmerican to comply with the acid rain provisions of the CAAA without having to install additional costly emissions control equipment at its generating stations. MidAmerican's coal supply portfolio includes multiple suppliers and mines under agreements of varying term and quantity flexibility. During 1998 approximately 65% of MidAmerican's coal purchases were made under spot coal purchase agreements. MidAmerican regularly monitors the western coal market, looking for opportunities to improve its coal supply portfolio. MidAmerican believes its sources of coal supply are and will continue to be satisfactory. Additional information regarding MidAmerican's coal supply contracts is included in Note (4)(g) of Notes to Consolidated Financial Statements in Part IV, Item 14, of this Form 10-K.

     MidAmerican uses both the Union Pacific Railroad (UP) and the Burlington Northern and Santa Fe Railway (BNSF) as originating carriers of its coal supply in order to achieve transportation diversity and competitive rates. Coal is delivered directly to MidAmerican's Neal Energy Center and Council Bluffs Energy Center (CBEC) by the UP and the BNSF, respectively. Coal for MidAmerican's Louisa and Riverside Energy Centers is delivered to an interchange point by the BNSF for transportation to its destination by the I&M Rail Link. Competitive rail access is available to CBEC and to the interchange point for deliveries to Louisa and Riverside Energy Centers. MidAmerican believes its coal transportation arrangements are adequate to meet its coal delivery needs.

     While coal deliveries to certain of MidAmerican's generating stations were adversely affected by the UP's nationwide operational problems in 1997 and early 1998, MidAmerican believes its coal inventories are adequate to meet its needs at expected generation levels.

     MidAmerican uses natural gas and oil as fuel for peak demand electric generation, transmission support and standby purposes. These sources are presently in adequate supply and available to meet MidAmerican's needs.

     MidAmerican is a 25% joint owner of Quad Cities Station. MidAmerican has been advised by ComEd, the joint owner and operator of Quad Cities Station, that the majority of its uranium concentrate and uranium conversion requirements for Quad Cities Station for 1999 can be met under existing supplies or commitments. ComEd foresees no problem in obtaining the remaining requirements now or obtaining future requirements. ComEd further advises that all enrichment requirements have been contracted through 2004. Commitments for fuel fabrication have been obtained at least through 2001. ComEd does not anticipate that it will have difficulty in contracting for uranium concentrates for conversion, enrichment or fabrication of nuclear fuel needed to operate Quad Cities Station.

     MidAmerican purchases one-half of the power and energy of Cooper through a long-term power purchase contract with NPPD. Approximately 30% of the fuel in the core at Cooper must be replaced every 18 months. The next refueling cycle is currently scheduled to begin in March 2000. NPPD has informed MidAmerican that it either has sufficient materials and services available to meet foreseeable Cooper requirements or that such materials and services are readily available from suppliers.

     Under the NWPA, the DOE is responsible for the selection and development of repositories for, and the permanent disposal of, spent nuclear fuel and high-level radioactive wastes. ComEd and NPPD, as required by the NWPA, each signed a contract with the DOE to provide for the disposal of spent nuclear fuel and high-level radioactive waste beginning not later than January 1998. The DOE did not begin receiving spent nuclear fuel on the scheduled date, and it is expected that the schedule will be significantly delayed. The costs incurred by the DOE for disposal activities are being financed by fees charged to owners and generators of the waste. ComEd has informed MidAmerican that there is on-site storage capability at the Quad Cities Station sufficient to permit such interim storage at least through 2006. NPPD has informed MidAmerican that there is on-site storage capability at Cooper sufficient to permit such interim storage at least through 2004, the remaining term of the long-term power purchase contract. Meeting spent nuclear fuel storage requirements beyond such time could require modifications to the spent fuel storage pools or new and separate storage facilities. Industry activities are underway to utilize dry casks for the interim storage of high-level radioactive waste. This may provide an alternative for interim on-site storage of such waste.

REGULATED NATURAL GAS OPERATIONS

     MidAmerican is engaged in the procurement, transportation, storage and distribution of natural gas for utility and end-use customers in the Midwest. MidAmerican purchases natural gas from various suppliers, transports it from the production area to MidAmerican's service territory under contracts with interstate pipelines, stores it in various storage facilities to manage fluctuations in system demand and seasonal pricing, and distributes it to customers through MidAmerican's distribution system.

     MidAmerican also transports through its distribution system natural gas purchased independently by a number of end-use customers. During 1998, approximately 42% of total gas delivered on MidAmerican's system was under gas transportation service.

     On October 30, 1998, MidAmerican filed a Small Volume Transportation Plan with the IUB to unbundle service for its small volume customers. Under the plan, which is subject to IUB approval, all of MidAmerican's small volume natural gas customers in Iowa, including residential customers, would be allowed to choose their own natural gas supplier/marketer beginning May 1, 2000. Refer to the OPERATING ACTIVITIES AND OTHER MATTERS section of MD&A in Part VI, Item 14 of this Form 10-K for more information.

Fuel Supply and Capacity
------------------------

     MidAmerican purchases gas supplies from producers and third party marketers. To ensure system reliability, a geographically diverse supply portfolio with varying terms and contract conditions is utilized for the gas supplies.

     MidAmerican has rights to firm pipeline capacity to transport gas to its service territory through direct interconnects to the NNG, NGPL, NBPL and ANR pipeline systems. Firm capacity in excess of MidAmerican's system needs, resulting from differences between the capacity portfolio and seasonal system demand, can be resold to other companies to achieve optimum use of the available capacity. Past IUB rulings have allowed MidAmerican to retain 30% of Iowa margins earned on the resold capacity, with the remaining 70% being returned to customers through the purchased gas adjustment clause.

     MidAmerican's cost of gas is recovered from customers through purchased gas adjustment clauses. In 1995, the IUB approved MidAmerican's Incentive Gas Supply Procurement Program for a three-year test period which expired in November 1998. MidAmerican has filed with the IUB to continue this program. Under the program, MidAmerican is required to file with the IUB every six months a comparison of its gas procurement costs to an index-based reference price. If MidAmerican's cost of gas for the period is lessor greater than an established tolerance band around the reference price, then MidAmerican shares a portion of the savings or cost with customers. Since the implementation of the program, MidAmerican has successfully achieved and shared in savings for its natural gas customers.

     MidAmerican utilizes leased gas storage to meet peak day requirements and to manage the daily changes in demand due to changes in weather. The storage gas is typically replaced during the summer months. In addition, MidAmerican also utilizes three liquefied natural gas plants and two propane-air plants to meet peak day demands.

     On February 2, 1996, MidAmerican had its highest peak-day delivery of 1,143,026 MMBtus. This peak-day delivery consisted of approximately 88% traditional sales service and 12% transportation service of customer-owned gas. MidAmerican's 1998/99 winter heating season peak-day delivery of 1,119,838 MMBtus was reached on January 4, 1999. This peak-day delivery included approximately 78% traditional sales service and 22% transportation service.

     The supply sources utilized by MidAmerican to meet its 1998/99 peak-day deliveries to its sales service customers were:

                                                   Thousands      Percent
                                                      of            of
                                                    MMBtus         Total
                                                    ------        -------

     Leased Storage and Peak Shaving Plants          420.1          48.3%
     Firm Supply                                     449.2          51.7
                                                     -----         -----
     Total                                           869.3         100.0%
                                                     =====         =====

     MidAmerican has strategically built multiple pipeline interconnections into several of its larger communities. MidAmerican operates interconnects with NNG, NGPL, NBPL, and ANR into the Quad Cities; with NNG, NGPL and NBPL into Cedar Rapids/Iowa City; and with NNG and NGPL into Des Moines. Multiple pipeline interconnects create competition among pipeline suppliers for transportation capacity in those communities, thus reducing costs. In addition, multiple pipeline interconnects give MidAmerican the ability to optimize delivery of the lowest cost supply from the various pipeline supply basins into these communities and increase delivery reliability. Benefits to MidAmerican's system customers are shared with all jurisdictions through a consolidated PGA.

     MidAmerican does not anticipate difficulties in meeting its future demands through the use of its supply portfolio and pipeline interconnections for the foreseeable future.

NONREGULATED OPERATIONS

     MidAmerican's nonregulated operations include a variety of activities outside of the traditional regulated electric and gas services. Some of the activities included in nonregulated operations have previously been reflected in Non-Operating Income on the Company's Consolidated Statements of Income. Refer to Note 1(b) of Notes to Consolidated Financial Statements in Part IV, Item 14 of this Form 10-K. Additionally, MidAmerican has initiated new activities in preparation for a competitive electric utility industry.

     A majority of MidAmerican's nonregulated revenue is generated by its nonregulated natural gas marketing services. MidAmerican purchases gas from producers and third party marketers and sells it to wholesalers and large end-users. Beginning in May 1998, contracts previously serviced by a nonregulated subsidiary of MHC were renewed as MidAmerican contracts, creating a significant increase in these operations at MidAmerican. In addition, MidAmerican manages gas supplies for a number of small commercial end-users and sells these customers gas to meet their supply requirements. Sales volumes for these nonregulated gas marketing services totaled 39 million MMBtu's, 21 million MMBtu's and 14 million MMBtu's for 1998, 1997 and 1996, respectively.

     Nonregulated revenues of MidAmerican also include awards received for successful performance under its Incentive Gas Supply Procurement Plan discussed in the REGULATED NATURAL GAS OPERATIONS section.

     As the utility industry progresses toward a competitive marketplace, MidAmerican is researching and developing additional services and products to offer customers. Although many of the products and services are not ready to be marketed, MidAmerican is now offering several. For example, MidAmerican offers an Extended Service Protection Program that provides coordination and coverage of maintenance services for home appliances. It is anticipated that customers in the competitive environment will want more than the traditional services from their energy provider, and MidAmerican expects to seek ways to satisfy these customer desires.

CONSTRUCTION PROGRAM

     The table below shows actual utility capital expenditures for 1998 and budgeted utility expenditures for 1999.


                                              1998              1999
                                             Actual            Budgeted
                                            ---------          ---------
                                                   (In thousands)
        Electric Property
          Production                        $ 15,968           $ 30,996
          Transmission                        23,396             30,180
          Distribution                        50,281             47,149
        Gas                                   29,618             29,686
        Information Technology
          and Other                           66,552             47,185
                                            ---------          ---------
          Subtotal                           185,815            185,196
        Quad Cities Fuel                       7,539              9,100
                                            --------           --------
          Total                             $193,354           $194,296
                                            ========           ========

     The amounts shown above include allowance for funds used during construction. Of the $31.0 million of budgeted electric production expenditures for 1999, $6.5 million is for expenditures at the Quad Cities Station. In addition to the expenditures shown above, MidAmerican contributes to external trusts for Quad Cities Station nuclear decommissioning. Refer to the INVESTING ACTIVITIES AND PLANS section of MD&A, under "Nuclear Decommissioning" for further discussion.

REGULATION

General Utility Regulation
--------------------------

     MidAmerican is a public utility within the meaning of the Federal Power Act and a natural gas company within the meaning of the Natural Gas Act. Therefore, it is subject to regulation by FERC in regard to numerous activities, including the issuance of securities, accounting policies and practices, sales for resale rates, the establishment and regulation of electric interconnections and transmission services and replacement of certain gas utility property.

     MidAmerican is regulated by the ICC as to retail rates, services, accounts, issuance of securities, affiliate transactions, construction, acquisition and sale of utility property, acquisition and sale of securities and in other respects as provided by the laws of Illinois. MidAmerican is regulated by the IUB as to retail rates, services, accounts, construction of utility property and in other respects as provided by the laws of Iowa.

MidAmerican is also subject to regulation by the SDPUC as to electric and gas retail rates and service as provided by the laws of South Dakota.

Rate Regulation
---------------

     Under Iowa law, temporary collection of higher rates can begin (subject to refund) 90 days after filing with the IUB for that portion of such higher rates approved by the IUB based on prior ratemaking principles and a rate of return on common equity previously approved. If the IUB has not issued a final order within ten months after the filing date, the temporary rates cease to be subject to refund and any balance of the requested rate increase may then be collected subject to refund. Exceptions to the ten-month limitation provide for extensions due to a utility's lack of due diligence in the rate proceeding, judicial appeals and situations involving new generating units being placed in service. Information regarding MidAmerican's 1997 rate settlement for its Iowa electric rates is included under the caption "Rate Matters" in the OPERATING ACTIVITIES AND OTHER MATTERS section of MD&A in Part IV, Item 14 of this Form 10-K. MidAmerican's cost of gas is reflected in its Iowa gas rates through the Iowa Uniform Purchased Gas Adjustment Clause.

     South Dakota law authorizes the SDPUC to suspend new rates for up to six months during the pendency of rate proceedings; however, the rates are permitted to be implemented after six months subject to refund pending a final order in the proceeding.

     Under Illinois law, new rates may be put into effect by MidAmerican 45 days after filing with the ICC, or on such earlier date as the ICC may approve, subject to the power of the ICC to suspend the proposed new rates for a period not to exceed eleven months after filing, pending a hearing. Under Illinois electric tariffs, MidAmerican's Fuel Cost Adjustment Clause reflects changes in the cost of all fuels used for electric generation, including certain fuel transportation costs, nuclear fuel disposition costs and the effects of energy transactions (other than capacity and margins on interchange sales) with other utilities. MidAmerican's cost of gas is reflected in its Illinois gas rates through the Illinois Uniform Purchased Gas Adjustment Clause.

     In December 1997, Illinois enacted a new law to restructure Illinois' electric utility industry. The law changes how and what electric services are regulated by the ICC and transitions portions of the traditional electric services to a competitive environment. In general, the new law limits the ICC's regulatory authority over a utility's generation and also relaxes its regulatory authority over many corporate transactions, such as the transfer of generation assets to affiliates. Special authority and limitations of authority apply during the transition to a competitive marketplace. Also, the law permits utilities to eliminate their fuel adjustment clauses and incorporates provisions by which earnings in excess of allowed amounts are either partially refunded to customers or are used to accelerate a company's depreciation cost recovery.

     Refer to the information under the caption "Legislative and Regulatory Evolution" in the OPERATING ACTIVITIES AND OTHER MATTERS section of MD&A in Part IV, Item 14 of this Form 10-K for additional discussion of matters affecting utility regulation.

     Iowa law requires electric and gas utilities to spend a portion of their annual Iowa jurisdictional revenues on energy efficiency programs. Rules no longer specify mandatory spending levels; however, electric and gas utilities previously were required to spend approximately 2.0% and 1.5%, respectively, of their annual Iowa jurisdictional revenues. Utilities are allowed to recover the cost of energy efficiency programs from their customers, subject to IUB review. MidAmerican is recovering its historical energy efficiency program costs, which were deferred until recovery in accordance with prior energy efficiency regulations. MidAmerican is also recovering the current costs of its ongoing energy efficiency programs. Refer to the discussion under "Energy Efficiency" in the OPERATING ACTIVITIES AND OTHER MATTERS section of MD&A in Part IV, Item 14 of this Form 10-K.

Nuclear Regulation
------------------

     MidAmerican is subject to the jurisdiction of the NRC with respect to its license and 25% ownership interest in Quad Cities Station Units 1 and 2. ComEd is the operator of the Quad Cities Station and is under contract with MidAmerican to secure and keep in effect all necessary NRC licenses and authorizations.

     Under the terms of a long-term power purchase contract with NPPD, MidAmerican has contracted to purchase through September 21, 2004, one-half of the power and energy from Cooper, which is located near Brownville, Nebraska. MidAmerican pays for one-half of the fixed and operating costs of Cooper (excluding depreciation but including debt service) and MidAmerican's share of fuel costs (including disposal costs) based upon energy delivered. MidAmerican is not subject to the jurisdiction of the NRC with respect to Cooper and the long-term power purchase contract with NPPD. NPPD, as the sole owner, licensee and operator of Cooper, is thereby the only entity subject to the jurisdiction of the NRC with respect to Cooper. Under the terms of the long-term power purchase contract, NPPD is required to assure that Cooper is in compliance with all of the NRC regulations.

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

     Federal regulations provide that any nuclear operating facility may be required to cease operation if the NRC determines there are deficiencies in state, local or utility emergency preparedness plans relating to such facility, and the deficiencies are not corrected. ComEd and NPPD have advised MidAmerican that emergency preparedness plans for the Quad Cities Station and Cooper, respectively, have been approved by the NRC. ComEd and NPPD have also advised MidAmerican that state and local plans relating to the Quad Cities Station and Cooper, respectively, have been approved by the Federal Emergency Management Agency.

     In January 1998, ComEd was informed by the NRC that the performance of Quad Cities Station was trending adversely. During outages to address certain safety issues at Units 1 and 2 in the first five months of 1998, ComEd worked extensively with the NRC regarding its concerns. In a July 1998 meeting ComEd was informed by the NRC that while the adverse trend at Quad Cities Station appears to have been stopped, the operating time of the units since their restarts in May and June 1998 was not yet sufficient for the NRC to make a final determination of the trend status of Quad Cities Station. The NRC senior managers are scheduled to meet again in April 1999 and are scheduled to consider the performance of nuclear power plants, including Quad Cities Station.

     In June 1988, the NRC adopted regulations with respect to the decommissioning of nuclear power plants. In 1996, the NRC enacted revisions to provide clarification of these regulations. Among other things, the regulations and amendments address the planning and funding for the eventual decommissioning of nuclear power plants. In response to these regulations, MidAmerican submitted a report to the NRC in July 1990 indicating that it will provide "reasonable assurance" that funds will be available to pay the costs of decommissioning its share of the Quad Cities Station. NPPD has advised MidAmerican that a report addressing decommissioning funding for Cooper has been submitted and approved by the NRC.

     MidAmerican has established external trusts for the investment of funds collected for nuclear decommissioning associated with Quad Cities Station. NPPD maintains an internal account and an external trust for decommissioning funds associated with Cooper. MidAmerican makes contributions to NPPD related to decommissioning and reflects those contributions in MidAmerican's power purchase costs. Electric tariffs currently in effect include provisions for annual decommissioning costs at Quad Cities Station and Cooper. In Illinois, nuclear decommissioning costs are included in customer billings through a mechanism that permits annual adjustments. In Iowa, such costs are reflected in base rates. MidAmerican's cost related to decommissioning funding in 1998 was $19.3 million. Refer to "Cooper Litigation" under LEGAL PROCEEDINGS in Part I, Item 3 of this form 10-K for discussion of a proceeding related to the Cooper power purchase agreement.

Environmental Regulations
-------------------------

     MidAmerican is subject to numerous legislative and regulatory environmental protection requirements involving air and water pollution, waste management, hazardous chemical use, noise abatement, land use aesthetics and atomic radiation.

     State and federal environmental laws and regulations currently have, and future modifications may have, the effect of (i) increasing the lead time for the construction of new facilities, (ii) significantly increasing the total cost of new facilities, (iii) requiring modification of certain of MidAmerican's existing facilities, (iv) increasing the risk of delay on construction projects,
(v) increasing MidAmerican's cost of waste disposal and (vi) possibly reducing the reliability of service provided by MidAmerican and the amount of energy available from MidAmerican's facilities. Any of such items could have a substantial impact on amounts required to be expended by MidAmerican in the future.

     Air Quality -

     The CAAA was signed into law in November 1990. MidAmerican has five jointly owned and six wholly owned coal-fired generating units, which represent approximately 65% of MidAmerican's electric generating capability. Essentially all utility generating units are subject to the provisions of the CAAA which address continuous emissions monitoring, permit requirements and fees and emissions of certain substances. Under current regulations, MidAmerican does not anticipate its construction costs for the installation of emissions monitoring system upgrades through 2000 to be material. MidAmerican's generating units meet all Title IV CAAA requirements through 2007. Title IV of the CAAA, which is also known as the Acid Rain Program, sets forth requirements for the emission of sulfur dioxide and nitrogen oxides at electric utility generating stations.

     Refer to the discussion under the caption "Environmental Matters" in the OPERATING ACTIVITIES AND OTHER MATTERS section of MD&A in Part IV, Item 14, of this Form 10-K for additional information regarding air quality regulation.

     Water Quality -

     Under the Federal Water Pollution Control Act Amendments of 1972, as amended, MidAmerican is required to obtain NPDES permits to discharge effluents (including thermal discharges) from its properties into various waterways. All NPDES permits are subject to renewal after specified time periods not to exceed five years. MidAmerican has obtained all necessary NPDES permits for its generating stations, and when such permits are expected to expire, MidAmerican will file applications for renewal.

     Hazardous Materials and Waste Management -

     The EPA and state environmental agencies have determined that contaminated wastes remaining at certain decommissioned MGP facilities may pose a threat to the public health or the environment if such contaminants are in sufficient quantities and at such concentrations as to warrant remedial action.

     MidAmerican is evaluating 27 properties which were, at one time, sites of MGP facilities in which it may be a potentially responsible party. MidAmerican's present estimate of probable remediation costs of these sites is $24 million. The ICC has approved the use of a tariff rider which permits recovery of the actual costs of litigation, investigation and remediation relating to former MGP sites. MidAmerican's present rates in Iowa provide for a fixed annual recovery of MGP costs.

     Additional information relating to the Company's MGP facilities is included under Note(4)(b) in Notes to Consolidated Financial Statements in Part IV, Item 14 of this Form 10-K.

     Pursuant to the Toxic Substances Control Act, a federal law administered by the EPA, MidAmerican developed a comprehensive program for the use, handling, control and disposal of all PCBs contained in electrical equipment. The future use of equipment containing PCBs will be minimized. Capacitors, transformers and other miscellaneous equipment are being purchased with a non-PCB dielectric fluid. MidAmerican's exposure to PCB liability has been reduced through the orderly replacement of a number of such electrical devices with similar non-PCB electrical devices.

     Other -

     A number of studies have examined the possibility of adverse health effects from EMFs without conclusive results. EMFs are produced by all devices carrying or using electricity, including transmission and distribution lines and home appliances. MidAmerican cannot predict the effect on construction costs of electric utility facilities or operating costs if EMF regulations were to be adopted. Although MidAmerican is not the subject of any suit involving EMFs, litigation has been filed in a number of jurisdictions against a variety of defendants alleging that EMFs had an adverse effect on health. If such litigation were successful, the impact on MidAmerican and on the electric utility industry in general could be material.

     In December 1997, negotiators from more than 150 nations met in Kyoto, Japan to negotiate an international agreement designed to address global climate change impacts by attempting to reduce so-called greenhouse gas emissions. Some scientists contend that these gases build up in the Earth's atmosphere and cause global temperatures to rise. The primary target of these emissions is carbon dioxide (CO2) which is formed by, among other things, the combustion of fossil fuels. The agreement currently calls for the United States to reduce its emissions of CO2 and other greenhouse gases to 7 percent below 1990 levels in the 2008-2012 time frame. The United States became a signatory to the agreement on November 12, 1998. In order for the agreement to become binding upon the United States, ratification by the U.S. Senate is necessary. The cost to MidAmerican of reducing its CO2 emissions levels by 7 percent below 1990 levels would depend on available technology at the time, but could be material.

     In accordance with the requirements of Section 112 of the CAAA, the EPA has performed a study of the hazards to public health reasonably anticipated to occur as a result of emissions of hazardous air pollutants (HAPs) by electric utility steam generating units. In February 1998, EPA issued its Final Report to Congress, indicating that mercury is the HAP of greatest potential concern from coal-fired generating units and that additional research and monitoring are necessary. As such the EPA has issued a request under Section 114 of the CAAA requiring all electric utilities to provide information that will allow the EPA to calculate the annual mercury emissions from each coal-fired generating unit for the calendar year 1999. This information will be used to assist the EPA in determining whether it is appropriate and necessary to regulate mercury emissions from coal-fired generating units. The cost to MidAmerican of reducing its mercury emissions would depend on available technology at the time, but could be material.

ITEM 2.  PROPERTIES
-------------------

     MidAmerican's utility properties consist of physical assets necessary and appropriate to render electric and gas service in its service territories. Electric property consists primarily of generation, transmission and distribution facilities. Gas property consists primarily of distribution plant, including feeder lines to communities served from natural gas pipelines owned by others. It is the opinion of management that the principal depreciable properties owned by MidAmerican are in good operating condition and well maintained.

     The net accredited generating capacity of MidAmerican, along with the participation purchases and sales, net, and firm purchases and sales, net, are shown for summer 1998 accreditation.

                                                                 Company's Share
                                                                 of Accredited
                                                Percent            Generating
   Plant                                       Ownership  Fuel   Capability (MW)
   ----------------------------------          --------- ------  ---------------
   Steam Electric Generating Plants:
     Council Bluffs Energy Center
        Unit No. 1                                100.0    Coal           43
        Unit No. 2                                100.0    Coal           88
        Unit No. 3                                 79.1    Coal          534
     George Neal Station
        Unit No. 1                                100.0    Coal          135
        Unit No. 2                                100.0    Coal          300
        Unit No. 3                                 72.0    Coal          371
        Unit No. 4                                 40.6    Coal          253
     Louisa Unit                                   88.0    Coal          616
     Ottumwa Unit                                  52.0    Coal          372
     Riverside Station
        Unit No. 3                                100.0    Coal            5
        Unit No. 5                                100.0    Coal          130
                                                                       -----
                                                                       2,847
                                                                       -----
   Combustion Turbines:
     Coralville - 4 units                         100.0    Gas/Oil        64
     Electrifarm - 3 units                        100.0    Gas/Oil       191
     Moline - 4 units                             100.0    Gas/Oil        64
     Parr - 2 units                               100.0    Gas/Oil        32
     Pleasant Hill Energy Center - 3 units        100.0    Oil           148
     River Hills Energy Center - 8 units          100.0    Gas/Oil       116
     Sycamore Energy Center - 2 units             100.0    Gas/Oil       149
                                                                       -----
                                                                         764
                                                                       -----
   Nuclear:
     Cooper (1)                                     (1)    Nuclear       385
     Quad-Cities Station
        Unit No. 1                                 25.0    Nuclear       192
        Unit No. 2                                 25.0    Nuclear       190
                                                                       -----
                                                                         767
                                                                       -----
   Hydro:
     Moline - 4 units                             100.0    Water           3
                                                                       -----

   Net Accredited Generating Capacity                                  4,381

   Participation Purchases and Sales, Net                                 44
                                                                       -----
   Total Net Accredited Generating Capability                          4,425

   Firm Purchases and Sales, Net                                         (50)
                                                                       -----
   Adjusted Net Accredited Generating Capability                       4,375
                                                                       =====

(1) Cooper is owned by NPPD and the amount shown is MidAmerican's entitlement (50%) of Cooper's accredited capacity under a power purchase agreement extending to the year 2004.

     The electric transmission system of MidAmerican at December 31, 1998, included 896 miles of 345-kV lines, 1,294 miles of 161-kV lines, 1,796 miles of 69-kV lines and 219 miles of 34.5-kV lines.

     The gas distribution facilities of MidAmerican at December 31, 1998, included 19,428 miles of gas mains and services.

     Substantially all the former Iowa-Illinois utility property and franchises, and substantially all of the former Midwest electric utility property located in Iowa, or approximately 80% of gross utility plant, is pledged to secure mortgage bonds.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     The Company and its subsidiaries have no material legal proceedings except for the following:

Environmental Matters
---------------------

     Information on the Company's environmental matters is included in Item 1 - Business and under the Note "Environmental Matters" in Notes to Consolidated Financial Statements in Part IV, Item 14 of this Form 10-K.

Cooper Litigation
-----------------

     On July 23, 1997, NPPD filed a Complaint, in the United States District Court for the District of Nebraska, naming MidAmerican as the defendant and seeking declaratory judgment as to three issues under the parties' long-term power purchase agreement for Cooper capacity and energy. More specifically, NPPD seeks a declaratory judgment in the following respects: (1) that MidAmerican is obligated to pay 50% of all costs and expenses associated with decommissioning Cooper, and that in the event NPPD continues to operate Cooper after expiration of the power purchase agreement (September 2004), MidAmerican is not entitled to reimbursement of any decommissioning funds it has paid to date or will pay in the future; (2) that the current method of allocating transition costs as a part of the decommissioning cost is proper under the power purchase agreement; and
(3) that the current method of investing decommissioning funds is proper under the power purchase agreement.

     MidAmerican filed its answer and contingent counterclaims. The contingent counterclaims filed by MidAmerican are generally as follows: (1) that MidAmerican has no duty under the power purchase agreement to reimburse or pay 50% of the decommissioning costs unless certain conditions occur; (2) that NPPD has the duty to repay all amounts that MidAmerican has prefunded for decommissioning in the event NPPD operates the plant after the term of the power purchase agreement; (3) that NPPD is equitably estopped from continuing to operate the plant after the term of the power purchase agreement; (4) that NPPD has granted MidAmerican an option to continue taking 50% of the power from the plant; (5) that the term "monthly power costs" as defined in the power purchase agreement does not include costs and expenses associated with decommissioning the plant; (6) that MidAmerican has no duty to pay for nuclear fuel, O&M projects or capital improvements that have useful lives after the term of the power purchase agreement; (7) that transition costs are not included in any decommissioning costs and expenses; (8) that NPPD has breached its duty to MidAmerican in making investments of certain funds; (9) that reserves in certain accounts are excessive and should be refunded to MidAmerican; and (10) that NPPD must credit MidAmerican for certain payments by MidAmerican for low-level radioactive waste disposal.

     MidAmerican and NPPD are currently involved in discovery. The trial in this case is presently scheduled for November 1999. MidAmerican is vigorously defending and pursuing its interest in this proceeding.

North Star Steel Company
------------------------

     On December 8, 1997, North Star Steel Company (NSS), a retail MidAmerican electric customer, filed a Complaint in the United States District Court for the Southern District of Iowa naming MHC and MidAmerican as defendants. The Complaint alleges that MidAmerican's refusal to allow NSS to obtain retail electric service from an unspecified alternative energy company amounts to a violation of federal antitrust laws. NSS sought to recover an unspecified level of damages, and to require MidAmerican to provide retail wheeling service so that NSS could obtain electricity from an unnamed supplier. On June 23, 1998, the District Court issued an Order Granting Summary Judgment in favor of MidAmerican. On July 20, 1998, NSS appealed that decision to the United States Court of Appeals for the Eighth Circuit. That appeal is currently pending.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
----------------------------------------------------------

None.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
--------------------------------------------------------------
         STOCKHOLDER MATTERS
         -------------------

     MidAmerican's outstanding common stock is held entirely by MHC and is not publicly traded. Cash dividends declared on common stock of MidAmerican are shown in the table below (in thousands).


                                      1998              1997
                                    --------          --------

           4th Quarter               $33,500           $29,000
           3rd Quarter                33,500            20,000
           2nd Quarter                28,600            40,000
           1st Quarter                28,600            31,500

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

     Reference is made to Part IV of this report.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

         Reference is made to Part IV of this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
------------------------------------------------------------------

     MidAmerican is exposed to market risk, including changes in the market price of certain commodities. To manage the price volatility relating to these exposures, MidAmerican enters into various financial derivative instruments. A Risk Management Committee of senior officers governs the overall direction, structure, conduct and control of the Company's risk management activities, including the use of financial derivative instruments. Responsibilities of the Risk Management Committee include authorization and communication of risk management policies and procedures, strategic hedging program guidelines, appropriate market and credit risk limits, and appropriate systems for recording, monitoring and reporting the results of transactional and risk management activities.

     MidAmerican  uses  hedge  accounting  for   commodity-related   instruments
pertaining to its natural gas purchasing operations. MidAmerican changed the method of reporting market risk from the tabular presentation in the previous year to the sensitivity analysis method in the current period to provide readers with an estimate of impacts on net income or fair value where appropriate.

COMMODITY PRICE RISK

     Regulated Natural Gas Operations-

     Under the current regulatory framework, MidAmerican is allowed to recover in revenues the cost of gas sold from most of its regulated gas customers through a purchased gas adjustment clause (PGA). MidAmerican derived approximately 94% of its regulated gas revenues from such customers in 1998.
Since the majority of MidAmerican's firm natural gas supply contracts contain pricing provisions based on a daily or monthly market index, MidAmerican's regulated gas customers, although ensured of the availability of gas supplies, retain the risk associated with market price volatility.

     MidAmerican enters into natural gas futures and swap agreements to mitigate a portion of the market risk retained by its regulated gas customers through the PGA. These financial derivative activities are recorded as hedge accounting transactions, with net amounts exchanged or accrued under swap agreements and realized gains or losses on futures contracts included in the cost of gas sold and recovered in revenues from regulated gas customers. At December 31, 1998, MidAmerican had entered into the following financial derivative instruments for regulated operations:

Futures Contracts:

     Net Contract Volumes- Long (Short)                      (240,000) MMBtu
     Unrealized Gain (Loss) at 12/31/98 (in thousands)        ($1,843)

Swap Contracts:
     Contract Volumes                                       7,200,000 MMBtu
     Unrealized Gain (Loss) at 12/31/98 (in thousands)           $225

     A $0.05 increase in underlying natural gas prices would increase unrealized losses on the above futures contracts by approximately $12,000 and would increase unrealized gains on the above swap contracts by approximately $360,000.

     Nonregulated Natural Gas Operations-

     MidAmerican also derives revenues from nonregulated sales of natural gas. Pricing provisions are individually negotiated with these customers and may include fixed prices or prices based on a daily or monthly market index. MidAmerican enters into natural gas futures and swap agreements to offset the financial impact of variations in natural gas commodity prices for physical delivery to nonregulated customers. These financial derivative activities are recorded as hedge accounting transactions, with net amounts exchanged or accrued under swap agreements and realized gains or losses on futures contracts included in the cost of gas sold. At December 31, 1998, MidAmerican had entered into the following financial derivative instruments for nonregulated operations:

Futures Contracts:
     Net Contract Volumes- Long (Short)                      (110,000) MMBtu
     Unrealized Gain (Loss) at 12/31/98 (in thousands)            $28

Swap Contracts:
     Contract Volumes                                        9,122,181 MMBtu
     Unrealized Gain (Loss) at 12/31/98 (in thousands)         $(3,121)

     A $0.05 increase in underlying natural gas prices would decrease unrealized gains on the above futures contracts by approximately $6,000 and would decrease unrealized losses on the above swap contracts by approximately $456,000.
Unrealized gains and losses on financial derivatives entered into for nonregulated operations have little ultimate impact on MidAmerican's earnings and cash flow as these amounts are offset by corresponding changes in the theoretical value of underlying contracts for physical delivery of natural gas to nonregulated customers.

    1997 Total Natural Gas Operations-

     At December 31, 1997, MidAmerican had entered into the following financial derivative instruments for natural gas operations:

Futures Contracts:
     Net Contract Volumes- Long(Short)                       2,000,000 MMBtu
     Unrealized Gain (Loss) at 12/31/97 (in thousands)           $(386)

Swap Contracts:
     Contract Volumes                                        6,968,807 MMBtu
     Unrealized Gain (Loss) at 12/31/97 (in thousands)           $(885)

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

         Reference is made to Part IV of this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
--------------------------------------------------------------------
         AND FINANCIAL DISCLOSURE
         ------------------------

     As a result of the merger transaction with CalEnergy on March 12, 1999, Deloitte & Touche LLP will be MidAmerican's new independent accountants for accounting periods subsequent to the fiscal year ended December 31, 1998. For further details, refer to MidAmerican's Form 8-K filed on March 12, 1999.

                                    PART III

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT
--------------------------------------------------

    Information concerning the current directors and executive officers of MidAmerican is as follows:

(A)  IDENTIFICATION
                                                       Served in      Served as
                             Present                    Present        Director
Name                   Age   Position                Position Since     Since
----                   ---   --------                --------------   ---------


David L. Sokol          42   Chairman and Director         1999         1999

Gregory E. Abel         36   Chief Executive Officer
                               and Director                1999         1999

Ronald W. Stepien       52   President and Director        1999         1996

Wayne O. Smith          55   Executive Vice President
                               and Director                1997         1997

Jack L. Alexander       51   Senior Vice President         1998

David J. Levy           44   Senior Vice President         1996

John A. Rasmussen, Jr.  53   Senior Vice President
                                and General Counsel        1996

Alan L. Wells           39   Senior Vice President and
                               Chief Financial Officer     1997

Beverly A. Wharton      45   Senior Vice President         1996

     Officers are elected annually by the Board of Directors. There are no family relationships among these officers, nor any arrangements or understanding between any officer and any other person pursuant to which the officer was selected.

(B) BUSINESS EXPERIENCE

DAVID L. SOKOL

     Chairman of MidAmerican since March 1999. Mr. Sokol was Chairman of CalEnergy from May 1994 to March 1999 and Chief Executive Officer of CalEnergy from April 1993 to March 1999.

GREGORY E. ABEL

     Chief Executive Officer of MidAmerican since March 1999. Mr. Abel joined CalEnergy in 1992. At CalEnergy he held various executive positions including responsibility for engineering, construction, accounting and various administrative functions.

RONALD W. STEPIEN

     President of MidAmerican since November 1, 1998. Executive Vice President of MidAmerican from November 1, 1996, to October 31, 1998, and Group Vice President from 1995 to November 1, 1996. Vice President of Iowa-Illinois from 1990 to 1995.

WAYNE O. SMITH

     Executive Vice President of MidAmerican since September 1, 1997. Executive Vice President and President and Chief Operating Officer - Specialty Chemicals at B. F. Goodrich Company from 1994 to 1997.

JACK L. ALEXANDER

     Senior Vice President of MidAmerican since November 1, 1998. Vice President of MidAmerican from November 1, 1996, to October 31, 1998, and various executive and management positions with MidAmerican and Midwest for more than five years prior thereto.

DAVID J. LEVY

     Senior Vice President of MidAmerican since November 1, 1996, and Vice President from 1995 to November 1, 1996. Vice President of Iowa-Illinois from 1993 to 1995.

JOHN A. RASMUSSEN, JR.

     Senior Vice President and General Counsel of MidAmerican since November 1, 1996, and Group Vice President and General Counsel from July 1, 1995, to November 1, 1996. Vice President and General Counsel of Midwest from 1993 to 1995.

ALAN L. WELLS

     Senior Vice President and Chief Financial Officer of MidAmerican since November 1, 1997, Vice President of MidAmerican from November 1, 1996, to November 1, 1997, and various executive and management positions with MidAmerican from July 1, 1995 to November 1, 1996. Various executive and management positions with Iowa-Illinois from 1993 to 1995.

BEVERLY A. WHARTON

     Senior Vice President of MidAmerican since November 1, 1996, and President, Gas Division from 1995 to October 31, 1996. Group Vice President of Midwest from 1992 to 1995. Director of The Security National Bank of Sioux City.

 ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth the compensation for services in all capacities to MidAmerican and its parent and other subsidiaries for the fiscal years ended December 31, 1998, 1997 and 1996 of those persons who were (i) during the year ended December 31, 1998, the chief executive officer and (ii) at December 31, 1998, the other four most highly compensated executive officers of MidAmerican ("named executive officers").

                           SUMMARY COMPENSATION TABLE

                                 Annual Compensation                      Long-Term Compensation (4)
                                 -------------------                      --------------------------

                                                                         Awards:
                                                            Other      Securities   Payouts:     All
                                                           Annual      Underlying    LTIP       Other
Name and                            Salary     Bonus    Compensation    Options     Payouts   Compensation
  Principal Position          Year   ($)       ($)(1)       ($)        (#)(2)        ($)        ($)(3)
--------------------          ----  --------  --------  ------------   ---------    -------   ------------

Stanley J. Bright             1998   562,000   396,875            -       87,500        -       44,622
 Chairman and                 1997   487,000   399,000            -           -         -       35,690
 Chief Executive Officer      1996   443,750         -            -           -         -       28,845

Ronald W. Stepien             1998   318,416   240,233            -       37,700        -       17,240
 President                    1997   260,417   158,859            -            -        -       14,240
                              1996   198,333         -            -       20,000        -       11,136

Wayne O. Smith (5)            1998   270,000   135,093            -       37,700        -       20,191
  Executive Vice              1997   250,000    50,783            -       20,000        -            -
  President

David J. Levy                 1998   220,000   178,685            -       15,000        -       10,127
  Senior Vice President       1997   185,000    88,800            -            -        -        9,305
                              1996   161,667         -            -       40,000        -        8,048

Beverly A. Wharton            1998   262,000   227,154            -       15,000        -        9,405
  Senior Vice President       1997   240,000   129,600            -            -        -        8,990
                              1996   218,333         -            -            -        -        8,050


(1) Includes retention bonus paid to Messrs. Stepien and Levy and Mrs. Wharton as discussed under the caption "Employment Agreements."

(2)  Consists of options granted pursuant to the 1995 Long-Term Incentive Plan.

(3) Amounts for 1998 consist of (i) contributions by MidAmerican to defined contribution plans of $6,240 for each of Messrs. Bright, Stepien and Levy and Mrs. Wharton, and $6,143 for Mr. Smith, and (ii) $38,382, $11,000, $14,048, $3,887, and $3,165 for Messrs. Bright, Stepien, Smith and Levy, and Mrs. Wharton, respectively, for supplemental life insurance.

(4) As of December 31, 1998, Messrs. Bright, Stepien, Smith and Levy and Mrs. Wharton held 48,634, 18,210, 13,841, 11,119 and 16,637 restricted shares of the pre-merger MHC Common Stock (Pre-merger Common Stock), respectively, having a value of $1,307,039, $489,394, $371,977, $298,823, and $447,119,
     respectively, based on the closing price of Pre-merger Common Stock at December 31, 1998. The restricted stock was granted as performance shares pursuant to the 1995 Long-Term Incentive Plan. At the effective time of the merger transaction between MHC and CalEnergy, each outstanding grant of performance shares whether or not vested was converted into the right to receive $27.15 in cash, payable to the grantee without interest. Restricted stock grantees have the right to vote such shares and receive the dividends thereon. See the table of "Long-Term Incentive Plans-Awards in Last Fiscal Year."

(5)  Mr. Smith joined MidAmerican on September 1, 1997.


                        OPTION GRANTS IN LAST FISCAL YEAR

                             Individual Grants(1)
                             --------------------

                   Number of      Percent of
                   Securities    Total Options   Exercise             Grant Date
                   Underlying     Granted to       Price               Present
                   Options         Employees     ($/Share) Expiration   Value
Name              Granted(#)(2)  in Fiscal Year   (2)(3)      Date     ($)(4)
----              -------------  --------------  --------- ---------- ----------

Stanley J. Bright     87,500         31%          25.25    8/13/08      280,875

Ronald W. Stepien     37,700         13%          25.25    8/13/08      121,017

Wayne O. Smith        37,700         13%          25.25    8/13/08      121,017

David J. Levy         15,000          5%          25.25    8/13/08       48,150

Beverly A. Wharton    15,000          5%          25.25    8/13/08       48,150


(1) The options shown in the foregoing table were granted pursuant to the 1995 Long-Term Incentive Plan. The aggregate number of shares attributable to the 1998 grants is 289,000.

(2) On the effective date of the merger transaction between MHC and CalEnergy, each outstanding option ("Original Option") to purchase shares of Pre-merger Common Stock, whether or not exercisable or vested, was assumed by Holdings and became an option to purchase the number of shares of Holdings Common Stock (a"Substitute Option") equal to the number of shares of Pre-merger Common Stock
                                      -29-
     subject  to such  Original  Option  multiplied  by a  conversion  factor of
     0.9603. Accordingly, Messrs. Bright, Stepien, Smith and Levy and Mrs. Wharton hold 84,026, 36,203, 36,203, 14,405, and 14,405 Substitute Options,
     respectively, granted in 1998. The per share exercise price for each Substitute Option granted in 1998 is $26.29. Each Substitute Option is subject, in all material respects, to the other terms and conditions of the Original Option to which it related.

(3) The exercise price (the price the recipient must pay to purchase each share of common stock that is the subject of the option) is equal to the fair market value of the Pre-merger Common Stock on the date of grant of the option. All options shown were granted on August 13, 1998 and reflect the closing price of Pre-merger Common Stock on that date. The exercise price to purchase each share of Holdings Common Stock that is the subject of each Substitute Option is equal to what was the fair market value of the Pre-merger Common Stock on the date of grant of the option divided by a conversion factor of 0.9603. Options may be exercised during a period that begins one year after the date of grant and ends ten years after the date of the grant. During the exercise period the recipient of the option may exercise 33% of the total options granted after one year from the date of the grant, 67% after two years from the date of the grant and all of the options after three years from the date of the grant. Options become fully exercisable in the event of termination of employment with the Company by reason of disability, retirement at age 55 and after five years of service with the Company or death.

(4) The Black-Scholes Option Pricing Model was used to determine the grant date present value of the stock options granted in 1998 by MHC to the named executive officers. Under the Black-Scholes Option Pricing Model, the grant date present value of the stock options referred to in the table was $3.21 per share.

     The ultimate values of the options will depend on the future market price of Holdings Common Stock, which cannot be forecast with reasonable accuracy. The actual value, if any, an option holder will realize upon exercise of an option will depend on the excess of the market price of Holdings Common Stock over the exercise price on the date the option is exercised.

     The material assumptions and adjustments incorporated in the model in estimating the value of the options include the following:

     o An exercise price of the option of $25.25, equal to the fair market value of the underlying Pre-merger Common Stock on the date of the grant.
     o    An option term of ten years.
     o An interest rate of 5.27% that represents the interest rate on a U.S. Treasury security on the date of the grant with a maturity date corresponding to that of the option term.
     o Volatility of 17.52% which represents the historical volatility of Pre-merger Common Stock over a period commensurate with the option's expected life.
     o Dividends at the rate of $1.20 per share representing the annualized quarterly dividends paid with respect to a share of Pre-merger Common Stock at the date of the grant.

                        FISCAL YEAR END OPTION VALUES

                                  Number of
                                  Securities                  Value of
                                  Underlying                Unexercised
                                  Unexercised               In-The-Money
                                  Options at                 Options at
                                Fiscal Year End            Fiscal Year End
                                   (#)(1)(2)                  ($)(3)(4)
                                ---------------         ---------------------
                                  Exercisable/               Exercisable/
Name                             Unexercisable              Unexercisable
------------------              ----------------        ---------------------

Stanley J. Bright               87,500 / 125,000        2,351,563 / 3,359,375
Ronald W. Stepien               15,000 /  62,700          403,125 / 1,685,063
Wayne O. Smith                   6,667 /  51,033          179,176 / 1,371,512
David J. Levy                   10,000 /  35,000          268,750 /   940,625
Beverly A. Wharton              30,000 /  30,000          806,250 /   806,250

(1) The options shown in the foregoing table were granted pursuant to the 1995 Long-Term Incentive Plan. Under the provisions of such plan, unless provided otherwise in an individual's award agreement, in the event of a change of control (which included the merger transaction between MHC and CalEnergy), all outstanding stock options became immediately exercisable in full. Stock options awarded in 1998 as disclosed under the table entitled "Option Grants in Last Fiscal Year" did not vest or become exercisable as a result of the merger, however.

(2) On March 12, 1999, Original Options were converted into Substitute Options as disclosed in footnote (2) to the table entitled "Option Grants in Last Fiscal Year."

(3) Represents the difference between the option exercise price and the closing market price for Pre-merger Common Stock on December 31, 1998. The in-the-money options at December 31, 1998, pertain to the market-priced option grants in July of 1995 with an exercise price of $14.50, the market-priced option grant in October of 1996 with an exercise price of $15.75 and the market-priced option grant in September of 1997 with an exercise price of $17.0625. The closing market price for Pre-merger Common Stock at the end of the 1998 fiscal year was $26.875. Options shown as unexercisable were conditionally granted.

(4) As disclosed in footnote (3) to the table entitled "Option Grants in Last Fiscal Year," the exercise price to purchase each share of Holdings Common Stock that is the subject of each Substitute Option is equal to what was the fair market value of the Pre-merger Common Stock on the date of grant of the Original Option divided by a conversion factor of 0.9603. Accordingly, the in-the-money options at December 31, 1998, pertain to the market-priced option grants in July of 1995 with an exercise price of $15.10, the market-priced option grants in October 1996 with an exercise price of $16.40 and the market-priced option grant in September of 1997 with an exercise price of $17.77.

              LONG-TERM INCENTIVE PLANS--AWARDS IN LAST FISCAL YEAR

                        Number of Shares,           Performance or
                         Units or Other            Other Period until
Name                      Rights(#)(1)           Maturation or Payout(2)
------------------      -----------------        -----------------------

Stanley J. Bright             18,697                     6/30/01
Ronald W. Stepien              8,512                     6/30/01
Wayne O. Smith                 7,343                     6/30/01
David J. Levy                  5,152                     6/30/01
Beverly A. Wharton             6,235                     6/30/01

(1) The restricted stock awards shown in the foregoing table were made pursuant to the 1995 Long-Term Incentive Plan and are subject to achievement of specific performance measures during a three-year performance period ending June 30, 2001. During this performance period, the holders of the restricted stock were entitled to receive the dividends on the restricted stock and vote the stock; however, the stock was not vested until the achievement of the performance measures. The restricted stock shown in the foregoing table would be granted if total shareholder return (as measured by growth in stock price and dividends) by the Company for this performance period is in the 68th to 74th percentiles of electric and combination gas and electric utilities included in the Value Line Investment Survey. The awards shown in the table represent grants at target, which is 75% of the maximum 100% award that would be paid if performance achieved the 75th percentile or higher. Minimum awards of 50% would be made if performance achieved was in the 60th to 67th percentiles. A participant whose employment was terminated due to retirement would receive a pro rata portion of such participant's total award based on the participant's service as an employee during the performance period or as otherwise determined by the Board of Directors in its sole discretion. The performance shares vest, however, in the event of termination of employment with MHC by reason of disability, death or a change in control as defined in the plan.

(2) Pursuant to the terms of the 1995 Long-Term Incentive Plan, in the event of a change of control (which included the merger transaction between MHC and CalEnergy), the restriction periods applicable to restricted stock awards under the plan lapsed, and the performance measures applicable to outstanding restricted stock awards and to any outstanding performance share awards were deemed to have been satisfied at the target level. Accordingly, at the effective time of the merger transaction between MHC and CalEnergy, each outstanding grant of performance shares whether or not vested was converted into the right to receive $27.15 in cash, payable to the grantee without interest.

RETIREMENT PLANS

     MidAmerican maintains a Supplemental Retirement Plan for Designated Officers ("Supplemental Plan") to provide additional retirement benefits to designated participants, as determined by the Board of Directors. Messrs. Bright, Stepien, Smith and Levy and Mrs. Wharton are participants in the Supplemental Plan. The Supplemental Plan provides retirement benefits up to 65% of a participant's Total Cash Compensation in effect immediately prior to retirement. "Total Cash Compensation" means the highest amount payable to a participant as annual base salary during the five years immediately prior to retirement plus the average of the participant's last three years' awards under an annual incentive bonus program. Participants must be credited with five years service in order to be eligible to receive benefits under the Supplemental Plan. Each of the named executive officers has or will have five years of credited service with MidAmerican as of their respective normal retirement age and will be eligible to receive benefits under the Supplemental Plan. A participant who elects early retirement is entitled to reduced benefits under the Supplemental Plan. A survivor benefit is payable to a surviving spouse under the Supplemental Plan. Benefits from the Supplemental Plan will be paid out of general corporate funds; however, MidAmerican, through a rabbi trust, maintains life insurance on the participants in amounts expected to be sufficient to fund the after-tax cost of the projected benefits. The Supplemental Plan provides that in the event of a change of control (which, as defined therein, includes the merger transaction between MHC and CalEnergy), the rabbi trust shall become irrevocable and all participants were deemed to have at least five years of service. Deferred compensation is considered part of the salary covered by the Supplemental Plan.

     The supplemental retirement benefit will be reduced by the amount of the participant's regular retirement benefit under the MidAmerican Energy Company Cash Balance Retirement Plan ("MidAmerican Retirement Plan") which became effective January 1, 1997, and by benefits under the Iowa-Illinois Gas and Electric Company Supplemental Retirement Plan ("Iowa-Illinois Supplemental Plan") or the Midwest Resources Inc. Supplemental Executive Retirement Plan ("MWR Supplemental Plan"), as applicable.

     The MidAmerican Retirement Plan replaced retirement plans of predecessor companies, which were structured as traditional, defined benefit plans. Under the MidAmerican Retirement Plan, each participant has an account, for record keeping purposes only, to which credits are allocated each payroll period based upon a percentage of the participant's salary paid in the current pay period. In addition, all balances in the accounts of participants earn a fixed rate of interest which is credited annually. The interest rate for a particular year is based on the one-year U. S. Treasury Bill plus one percentage point. At retirement or other termination of employment, an amount equal to the vested balance then credited to the account is payable to the participant in the form of a lump sum or a form of annuity for the entire benefit under the MidAmerican Retirement Plan.

     The Iowa-Illinois Supplemental Plan provides for retirement benefits equal to 65% of a participant's highest annual total cash compensation during the three years prior to retirement reduced by the participant's MidAmerican Retirement Plan benefit. A participant who elects early retirement is entitled to reduced benefits under the plan. A survivor benefit is payable to a surviving spouse. Deferred compensation is considered a part of salary covered by the Iowa-Illinois Supplemental Plan.

     The MWR Supplemental Plan provides a participant, upon retirement at age 65 with thirty or more years of service, an annual retirement benefit equal to 60% of final average annual earnings which is defined as the average of salary plus bonus for the five highest consecutive years during the participant's employment with the Company. A participant who elects early retirement is entitled to reduced benefits under the plan. A survivor benefit is payable to a surviving spouse. Deferred compensation is considered a part of salary covered by the MWR Supplemental Plan.

     The table below shows the estimated aggregate annual benefits payable under the Supplemental Plan and the MidAmerican Retirement Plan. The amounts exclude Social Security and are based on a straight life annuity and retirement at ages 55, 60 and 65. Federal law limits the amount of benefits payable to an individual through the tax qualified defined benefit and contribution plans, and benefits exceeding such limitation are payable under the Supplemental Plan.

                               PENSION PLAN TABLE

                            Estimated Annual Benefit
 Total Cash
Compensation                    Age at Retirement
                     ----------------------------------------------
at Retirement           55                 60                 65
-------------        --------           --------           --------
   $350,000          $192,500           $210,000           $227,500
    400,000           220,000            240,000            260,000
    450,000           247,500            270,000            292,500
    500,000           275,000            300,000            325,000
    550,000           302,500            330,000            357,500
    600,000           330,000            360,000            390,000
    650,000           357,500            390,000            422,500
    700,000           385,000            420,000            455,000
    750,000           412,500            450,000            487,500
    800,000           440,000            480,000            520,000
    850,000           467,500            510,000            552,500
    900,000           495,000            540,000            585,000
    950,000           522,500            570,000            617,500
  1,000,000           550,000            600,000            650,000

EMPLOYMENT AGREEMENTS

     Mr. Bright's employment agreement terminated on the effective date of the merger transaction between MHC and CalEnergy.

     The MidAmerican Energy Company Severance Plan for Specified Officers (the "Severance Plan") became effective on November 1, 1996, and was amended on August 11, 1998. The Severance Plan provides for Severance Benefits (as defined hereinafter) to eligible participants in the event of a Qualifying Termination. Under the Severance Plan, a Qualifying Termination means a termination of employment of a Specified Officer either (i) involuntarily for any reason (except in the instance of a felony) (ii) voluntarily within 24 months after a Change in Control (defined hereinafter), should a Specified Officer's (a) job reporting location be changed by more than 30 miles, (b) total cash compensation opportunity be reduced or (c) duties and responsibilities be substantially reduced; or (iii) if a Change in Control occurs on or before December 31, 1999, voluntarily for any reason (other than to avoid an involuntary termination due to the commission of a felony) in the thirteenth calendar month following the date of a Change in Control.

     Termination of employment due, in whole or in part, to the commission of a felony by a Specified Officer will not constitute a Qualifying Termination under the Severance Plan. All Severance Benefits for a Specified Officer charged with a felony will be suspended until such time as a felony charge is finally disposed. Conviction of a felony will be sufficient to disqualify the Specified Officer for Severance Benefits. A plea of no contest to a felony will not be sufficient to disqualify the Specified Officer for Severance Benefits.

     A "Change in Control" means either (i) the closing date of the restructuring of MHC as a result of a merger, consolidation, takeover or reorganization unless at least 60% of the members of the board of directors of the company resulting from such merger, consolidation, takeover or reorganization were members of the incumbent Board of Directors of MHC; or (ii) any occurrence or any other event that is designated as being a "Change in Control" by a majority vote of the incumbent Board of Directors of MHC who are not also employees of MHC. The merger transaction between MHC and CalEnergy constituted a Change in Control for purposes of the Severance Plan.

     "Severance Benefits" under the Severance Plan include: (i) an amount equal to two times the Specified Officer's highest Total Cash Compensation (defined as annual salary plus bonus) payable in a lump sum on the effective date of the Qualifying Termination; (ii) with the exception of MHC Pre-merger stock options granted in 1998, accelerated vesting of the Specified Officer's MHC Pre-merger stock options; (iii) payment of the Specified Officer's accrued vacation pay through the effective date of the Qualifying Termination, payable in a lump sum on such date; (iv) for certain Specified Officers, an additional 24 months of age or service credit under the Supplemental Plan; (v) continuation of the welfare benefits of health insurance, disability insurance and group term life insurance for a period of 24 full calendar months after the effective date of the Qualifying Termination; and (vi) standard outplacement services for a period of 24 full calendar months after the effective date of the Qualifying Termination (the cost of such services not to exceed 20% of the Specified Officer's Total Cash Compensation).

     The Severance Plan also contains a restrictive covenant which prevents the Specified Officers from disclosing confidential information through the term of the Plan or for a period of one year following termination of employment, which ever occurs first. In addition, Specified Officers are eligible to receive a cash "gross-up" payment equal to the federal excise tax, if any, due on the total severance package.

     In consideration of the waiver and release of the right to receive any prior severance benefits under any prior severance plans, MidAmerican agreed to an irrevocable grant of three years additional service or age for the purpose of determining benefits under the Supplemental Plan and a phantom stock retention bonus equal to one year's annual base salary in effect on November 1, 1996 to vest in three equal installments on each January 1 commencing in 1998 and conditioned upon the continued employment of the eligible participant on such dates. Of the eligible participants who are named executive officers, Messrs. Stepien and Levy and Mrs. Wharton have agreed to the waiver and release.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

(A)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     MHC owns 100 percent of the outstanding common stock of MidAmerican.

(B)  SECURITY OWNERSHIP OF MANAGEMENT

     The following table shows the beneficial ownership, reported to MidAmerican as of February 24, 1999, of MHC Common Stock (Pre-merger Common Stock) of each director, the chief executive officer and the four other most highly compensated executive officers and, as a group, directors and executive officers. No member of the group owned any of the preferred stock of MidAmerican. To MidAmerican's knowledge, at such date no single entity owned of record or beneficially more than five percent of any class of the outstanding voting securities of MHC.

                                               Amount and
                                                Nature of      Precent
                                                Beneficial       of
     Name of Beneficial Owner                Ownership (1)(8)   Class
     ------------------------                ----------------  -------

     Stanley J. Bright......................    145,077(2)         *
     Ronald W. Stepien......................     30,453(3)         *
     Wayne O. Smith.........................     21,276(4)         *
     David J. Levy..........................     22,528(5)         *
     Beverly A. Wharton.....................     54,228(6)         *
     Directors and executive officers as a
       group (8) persons....................    329,935(7)         *

* Less than one percent of the shares of Pre-merger Common Stock outstanding on February 24, 1999.

(1) Beneficial ownership of each of the shares of Pre-merger Common Stock listed in the foregoing table is comprised of sole voting power and sole investment power, unless otherwise noted.

(2) Includes 87,500 shares which Mr. Bright has the right to acquire within 60 days upon the exercise of stock options, 7,246 shares held in a Section 401(k) defined contribution plan as of December 31, 1998, and 1,697 shares beneficially owned by Mr. Bright and his spouse.

(3) Includes 15,000 shares which Mr. Stepien has the right to acquire within 60 days upon the exercise of stock options and 2,243 shares held in a Section 401(k) defined contribution plan as of December 31, 1998.

(4) Includes 6,667 shares which Mr. Smith has the right to acquire within 60 days upon the exercise of stock options and 768 shares held in a Section 401(k) defined contribution plan as of December 31, 1998.

(5) Includes 10,000 shares which Mr. Levy has the right to acquire within 60 days upon the exercise of stock options and 50 shares held in a Section 401(k) defined contribution plan as of December 31, 1998.

(6) Includes 30,000 shares which Mrs. Wharton has the right to acquire within 60 days upon the exercise of stock options, 1,496 shares held in a Section 401(k) defined contribution plan as of December 31, 1998, 767 shares beneficially owned by Mrs. Wharton and her spouse and 1,027 shares beneficially owned in a custodial account for a minor child.

(7) Includes shares which the executive officers have the right to acquire within 60 days upon the exercise of stock options, shares held in defined contribution plans as of December 31, 1998, and shares beneficially owned jointly with and individually by family members of directors and executive officers.

(8) At the effective time of the merger transaction between MHC and CalEnergy, each outstanding share of Pre-merger Common Stock was converted into the right to receive $27.15 in cash, payable without interest. In addition, at such time each unexercised option ("Original Option") to purchase shares of Pre-merger Common Stock became an option to purchase the number of shares of Holdings Common Stock equal to the number of shares of Pre-merger Common Stock subject to such Original Option multiplied by a conversion factor of 0.9603, and became immediately exercisable in full.

(C)  CHANGES IN CONTROL

     Refer to the discussion under the caption CALENERGY MERGER in Part I, Item 1(a).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     None.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

(A)1.FINANCIAL STATEMENTS (INCLUDED HEREIN)
                                                                        Page No.
                                                                        --------

     Selected Consolidated Financial Data.................................  39
     Management's Discussion and Analysis of Financial Condition
       And Results of Operations..........................................  40
     Consolidated Statements of Income
       For the Year Ended December 31, 1998, 1997 and 1996................  62
     Consolidated Balance Sheets
       As of December 31, 1998 and 1997 ..................................  63
     Consolidated Statements of Cash Flows
       For the Year Ended December 31, 1998, 1997 and 1996................  64
     Consolidated Statements of Capitalization
       As of December 31, 1998 and 1997 ..................................  65
     Consolidated Statements of Retained Earnings
       For the Year Ended December 31, 1998, 1997 and 1996................  66
     Notes to Consolidated Financial Statements...........................  67
     Report of Independent Accountants....................................  92

     Supplemental Information
     ------------------------

        Unaudited Regulated Electric Statistics...........................  93
        Unaudited Regulated Gas Statistics................................  94

(A)2.  FINANCIAL STATEMENT SCHEDULES (INCLUDED HEREIN)

     The  following   schedules   should  be  read  in   conjunction   with  the
aforementioned financial statements.

                                                                        Page No.
                                                                        --------
     MidAmerican Energy Company Consolidated Valuation
       and Qualifying Accounts (Schedule II) .............................  95

     Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

(A)3.  EXHIBITS

       See Exhibit Index on page 97.

(B)    REPORTS ON FORM 8-K

       None.

SELECTED FINANCIAL DATA
-----------------------

                                                                    DECEMBER 31
                                              1998         1997         1996          1995         1994
                                           ----------   ----------   ----------    ----------   ----------

INCOME STATEMENT DATA: (e)
Revenues.................................  $1,707,189   $1,727,855   $1,674,353    $1,554,235   $1,513,675
Operating income (a).....................     280,920      287,309      366,174       304,638      268,222
Net income from continuing operations....     115,593      125,941      165,132       132,489      121,145
Earnings on common from
    continuing operations................     110,641      119,453      154,731       124,430      110,594

BALANCE SHEET DATA:
Total assets.............................  $3,585,530   $3,542,307   $3,774,653    $3,976,201   $3,879,847
Long-term debt (b).......................     930,966    1,044,663    1,136,515     1,110,525    1,109,617
Power purchase obligation (b)............      83,127       97,504      111,222       125,729      137,809
Short-term borrowings....................     206,221      122,500      161,700       184,800      124,500
Preferred stock:
    Not subject to mandatory redemption..      31,759       31,763       31,769        89,945       89,955
    Subject to mandatory redemption (c)..     150,000      150,000      150,000        50,000       50,000
Common stock equity (d)..................     972,278      985,744      986,825     1,225,715    1,204,112


    (a) MidAmerican's 1995 operating income includes $31.9 million of costs related to a restructuring and work force reduction plan implemented and completed in 1995.
    (b) Includes amounts due within one year.
    (c) Post-1995 years include MidAmerican-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely MidAmerican junior subordinated debentures.
    (d) 1996 reflects distribution of the capital stock of MidAmerican Capital Company and Midwest Capital Group, Inc. to Holdings.
    (e) Refer to Operating Activities and Other Matters in MD&A for discussion of industry restructuring and rate matters.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  INTRODUCTION
                                  ------------

     MidAmerican Energy Company (MidAmerican) is a public utility with electric and natural gas operations and is the principal subsidiary of MHC Inc. (MHC). MHC is headquartered in Des Moines, Iowa, and has the following nonregulated subsidiaries: MidAmerican Capital Company, MidAmerican Realty Services Company and Midwest Capital Group, Inc. MHC is a wholly owned subsidiary of MidAmerican Funding, LLC, which is wholly owned subsidiary of MidAmerican Energy Holdings Company.

     The current corporate structure is the result of the merger transaction completed on March 12, 1999, involving MHC (formerly MidAmerican Energy Holdings Company) and CalEnergy Company, Inc.(CalEnergy). CalEnergy, through a reincorporation transaction, was renamed MidAmerican Energy Holdings Company (Holdings). Holdings is an exempt public utility holding company headquartered in Des Moines. References to MHC regarding information, events or transactions prior to the merger relate to the former MidAmerican Energy Holdings Company.

     MidAmerican was formed on July 1, 1995, as a result of the merger of Iowa-Illinois Gas and Electric Company, Midwest Resources Inc. (Resources) and Midwest Power Systems Inc., the utility subsidiary of Resources. Effective December 1, 1996, MHC became the parent company of MidAmerican, MidAmerican Capital and Midwest Capital. Prior to December 1, 1996, MidAmerican Capital and Midwest Capital were subsidiaries of MidAmerican. Accordingly, the consolidated financial statements of MidAmerican present amounts related to MidAmerican Capital and Midwest Capital as discontinued operations in 1996 to reflect their transfer to MHC.

FORWARD-LOOKING STATEMENTS

     From time to time, MidAmerican may make forward-looking statements within the meaning of the federal securities laws that involve judgments, assumptions and other uncertainties beyond its control. These forward-looking statements may include, among others, statements concerning revenue and cost trends, cost recovery, cost reduction strategies and anticipated outcomes, pricing strategies, changes in the utility industry, planned capital expenditures, financing needs and availability, statements of MidAmerican's expectations, beliefs, future plans and strategies, anticipated events or trends and similar comments concerning matters that are not historical facts. Investors and other users of the forward-looking statements are cautioned that such statements are not a guarantee of future performance of MidAmerican and that such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, such statements. Some, but not all, of the risks and uncertainties include weather effects on sales and revenues, fuel prices, fuel transportation, competitive factors, general economic conditions in MidAmerican's service territory, interest rates, inflation and federal and state regulatory actions.

                              RESULTS OF OPERATIONS
                              ---------------------

     The following table provides a summary of the earnings contributions of MidAmerican's operations for each of the periods presented:

                                           1998         1997           1996
                                          ------       ------         ------
                                                    (In millions)
     Earnings on Common Stock
       Continuing operations              $110.6       $119.5         $154.7
       Discontinued operations *               -           -           (10.1)
                                          ------       ------         ------
     Consolidated earnings                $110.6       $119.5         $144.6
                                          ======       ======         ======

     * 1996 includes the net losses of MidAmerican Capital and Midwest Capital prior to their transfer to MHC on December 1, 1996.

EARNINGS DISCUSSION

     Below is a list of some of the significant factors resulting in the variances in earnings. The amounts represent the variance between the respective years. Therefore, a factor that had a negative impact on earnings in both years, but which had less of a negative impact in 1998 than in 1997, would be displayed as a positive factor for comparison purposes.

     In the second half of 1997, MidAmerican began charging to expense additional amortization of deferred energy efficiency costs, ongoing energy efficiency costs and certain Cooper Nuclear Station costs consistent with ratemaking treatment. These items significantly increased other operating expenses. In conjunction with expensing these items, MidAmerican began recovery of these costs from its customers, which resulted in additional revenues. For purposes of the following table, the expenses are netted against the related revenues. As a result, the "Other O&M expenses" line below does not reflect the impact of these expenses, and the net effect of the additional revenues and expenses is included in the amounts on the "Other factors" line under gross margin.


                                                Approximate Net Income Variances
                                                --------------------------------
                                                   For Years Ended December 31
                                                   ---------------------------
                                                 1998 vs 1997       1997 vs 1996
                                                 ------------       ------------
                                                          (In millions)
     Variation in gross margin due to -
          Weather effect                           $ (8.2)            $ (2.9)
          Customer growth & other sales growth       15.2               17.3
          Off-system sales                            8.4                1.9
          Electric retail prices                    (10.0)             (12.6)
          Other factors                               5.5                1.9
     Nuclear O&M expenses                             0.3               (4.7)
     1996 inventory adjustment                        -                 (3.7)
     Storm repair expense                            (1.1)              (1.2)
     Other O&M expenses                              (6.3)             (34.0)
     Depreciation & amortization                     (6.9)              (3.5)
     Utility nonregulated activities                 (2.0)               0.3
     Recognition of deferred
         energy efficiency income                    (2.8)               1.0
     1996 merger proposal costs                       -                  5.1
     Discontinued operations                          -                 10.1

     Although utility earnings for 1998 were lower than in the prior year, a reduction was anticipated because of the electric pricing settlements achieved in 1996 and 1997 in Iowa and Illinois. Warmer-than-normal temperatures during the heating season also had a negative impact on 1998 earnings. Growth in the number of customers and in other sales factors contributed positively to earnings in 1998. Additionally, MidAmerican's successful performance in the non-retail (off-system) energy market helped offset decreases from weather and reductions in electric retail prices. Utility operating expenses increased as MidAmerican continued strengthening its customer service and marketing capabilities and adding to its information technology resources.

     Discontinued Operations -

     MidAmerican received $15.3 million in cash in 1996 as final settlement for the sale of a former coal mining subsidiary which was reflected as discontinued operations in 1982 by one of MidAmerican's predecessors. The final settlement included reacquisition by the buyer of preferred equity issued to MidAmerican and the settlement of reclamation reserves. MidAmerican recorded an after-tax loss on disposal of $3.3 million for the transaction in September 1996. This transaction is included in discontinued operations in the consolidated financial statements of MidAmerican. Discontinued operations of MidAmerican includes the net earnings/loss of MidAmerican Capital and Midwest Capital for periods prior to their December 1, 1996, transfer to MHC.

REGULATED GROSS MARGIN

Regulated Electric Gross Margin:
--------------------------------

                                            1998         1997         1996
                                           ------       ------       ------
                                                    (In millions)
     Operating revenues                    $1,170       $1,126       $1,099
     Cost of fuel, energy and capacity        228          236          234
                                           ------       ------       ------
          Electric gross margin            $  942       $  890       $  865
                                           ======       ======       ======

     1998 vs 1997 -

     Electric gross margin improved $52 million in 1998 compared to 1997. An increase in revenues from energy efficiency cost recovery and the Cooper Tracker (discussed below) accounted for $26.1 million and $2.5 million, respectively, of the increase in margin. Increases in revenues from these factors are substantially offset by increases in other operating expenses.

     Regarding the increase in energy efficiency revenues, on September 29, 1997, MidAmerican began recovering from customers its remaining deferred energy efficiency costs and current, ongoing energy efficiency costs. Deferred energy efficiency costs are costs previously incurred by MidAmerican which, in accordance with rate treatment, were not charged to expense until recovery from customers began. Recovery of deferred energy efficiency costs occurs over a four-year period from the date collection begins. Approximately $44.4 million of MidAmerican's 1998 electric revenues were from the recovery of energy efficiency program costs compared to $18.3 million in 1997. Collection of deferred energy efficiency costs will decrease starting in 1999 as various recovery periods are completed. Refer to the discussion under Energy Efficiency in the OPERATING ACTIVITIES AND OTHER MATTERS section of MD&A for further discussion.

     The Cooper Tracker allows MidAmerican to collect on a current basis the Iowa portion of expenses for Cooper Nuclear Station (Cooper) capital improvement advances. Prior to the Cooper Tracker, which began in July 1997, capital improvement advances were capitalized when incurred and amortized over future periods in accordance with rate treatment.

     Electric margin also improved due to an increase in sales volume. In total, electric retail sales for 1998 increased 2.7% compared to 1997. Moderate but steady growth in the number of customers increased electric gross margin by $8.6 million compared to 1997. In addition, an increase in sales that are not dependent on weather contributed $15.5 million to the increase. When compared to normal, the impact of temperatures resulted in an estimated $2 million reduction of electric gross margin for 1998 compared to a $4 million reduction in 1997 - or, a $2 million increase in margin for 1998 compared to 1997. Temperatures in 1998 were warmer-than-normal during the heating seasons and hotter-than-normal during the cooling season.

     As anticipated, the effect of rate proceedings in 1996 and 1997 reduced electric gross margin for 1998 compared to 1997. Revenues in 1998 reflect the full-year effect of a June 1997 price reduction for Illinois customers and a small price reduction in August 1998 related to Illinois utility industry restructuring. Prices for Iowa residential customers were reduced $10 million annually in July 1997 and $5 million annually in June 1998. Since July 1997, MidAmerican has reduced prices a total of approximately $10 million annually for its Iowa commercial and industrial customers. The commercial and industrial price reductions were achieved through negotiated contracts, a pilot project and tariffed rate reductions. The combined effect of price reductions decreased revenues and electric margin by $17.0 million for 1998 compared to 1997.

     Prior to July 11, 1997, MidAmerican was allowed to recover its energy costs from most of its electric utility customers through energy adjustment clauses
(EACs) included in revenues. Effective July 11, 1997, the EAC was eliminated for Iowa customers as part of MidAmerican's Iowa pricing plan. Previously, variations in energy costs did not affect gross margin or net income due to corresponding changes in revenues collected through the EACs. With the elimination of the Iowa EAC, fluctuations in energy costs now may have an impact on gross margin and net income.

     Under the Iowa pricing settlement, revenues from off-system sales are considered a component of total energy costs. Accordingly, electric margin in 1998 reflects MidAmerican's strong performance in the off-system market relative to 1997. Margins on off-system sales, which account for most of MidAmerican's sales for resale, contributed $14.2 million more to gross margin in 1998 than in 1997. Though related sales volumes decreased 11.5% compared to the 1997 level, MidAmerican obtained improved margins per unit for the 1998 sales. Refer to comments on the energy market under "Industry Evolution" in the OPERATING ACTIVITIES AND OTHER MATTERS section of MD&A.

     1997 vs. 1996 -

     Electric margin for 1997 increased $25 million compared to 1996. An increase in revenues from energy efficiency cost recovery accounted for $9.0 million of the increase in margin while revenues from the Cooper Tracker totaled $3.9 million in 1997, the first year for that collection mechanism.

     Retail sales of electricity increased 2.6% compared to 1996 sales. A moderate but steady growth in the number of customers contributed $11.1 million to the increase in electric gross margin. Compared to 1996, sales and gross margin improved due to the impact of temperatures in the Company's service territory. Although temperatures overall were milder than normal in both years, comparatively, margin for 1997 increased $5 million over 1996 margin due to the effect of weather. When compared to normal, the impact of temperatures resulted in a $4 million reduction of electric gross margin in 1997 compared to a $9 million
                                      -43-
reduction in the 1996 margin. Additionally, revenues and margin increased due to an improvement in sales not dependent on weather.

     As discussed above, the Iowa EAC was eliminated in July 1997. Energy costs per unit for the remainder of 1997 were below the amount recovered in rates under the Iowa pricing plan and resulted in an increase to gross margin. Margins on off-system sales contributed $3.2 million more to electric margin in 1997 than in 1996. Additionally, the 1997 electric margin benefited from a $6.2 million increase in transmission revenues.

     In total, price reductions decreased electric gross margin by $21.4 million in 1997 compared to 1996. In addition to the price reductions discussed above, MidAmerican reduced prices for its Illinois customers by $13.1 million annually on November 3, 1996, in conjunction with a rate reduction proceeding. In Iowa, MidAmerican reduced its electric retail prices by $8.7 million effective November 1, 1996. This was the first reduction related to MidAmerican's pricing plan filed in June 1996. Refer to "Rate Matters" in LIQUIDITY AND CAPITAL RESOURCES later in MD&A for further information regarding prices in Iowa.

Regulated Gas Gross Margin:
---------------------------

                                        1998          1997         1996
                                       -----         -----        -----
                                                (In millions)
         Operating revenues            $ 430         $ 536        $ 537
         Cost of gas sold                243           346          345
                                       -----         -----        -----
              Gas gross margin         $ 187         $ 190        $ 192
                                       =====         =====        =====

     1998 vs. 1997 -

     MidAmerican's regulated gas revenues include purchase gas adjustment clauses (PGAs) through which MidAmerican is allowed to recover the cost of gas sold from most of its gas utility customers. Consequently, fluctuations in the cost of gas sold do not affect gross margin or net income because revenues reflect comparable fluctuations in revenues from PGAs. A decrease in the 1998 per-unit cost of gas compared to 1997 reduced revenues and cost of gas sold by approximately $59 million. MidAmerican recently made a filing with the IUB that would modify the use of the PGA beginning May 1, 2000. Refer to Small Volume Gas Transportation under the OPERATING ACTIVITIES AND OTHER MATTERS section of MD&A for further discussion.

     Recovery of gas energy efficiency costs resulted in a $9.2 million increase in revenues and gross margin for 1998 compared to 1997. As discussed in the Electric Gross Margin section, on September 29, 1997, MidAmerican began recovery of its deferred energy efficiency costs that had not previously been approved for recovery. Approximately $17.5 million of MidAmerican's 1998 gas revenues were from the recovery of energy efficiency program costs compared to $8.3 million in 1997. Again, increases in revenues from energy efficiency cost recovery are substantially offset by corresponding increases in other operating expenses.

     Unusually mild temperatures during the 1998 heating seasons resulted in a decrease in gas margin for 1998. Temperatures in 1998 were 15.6% warmer than normal, reducing gas gross margin in 1998 by an estimated $18 million compared to normal. In 1997, temperatures were closer to normal, resulting in a reduction of the 1997 margin of only $2 million. Comparing the two years then, gas margin decreased $16 million in 1998 due to the variation in temperatures. Customer growth, which contributed $1.6 million to gas margin in 1998, and other sales factors helped mitigate the negative effect of weather on the 1998 margin. In total, retail sales of natural gas in 1998 decreased 12.7% compared to 1997.

    1997 vs. 1996 -

     Gas gross margin for 1997 decreased $2 million compared to 1996. On a comparative basis, the 1997 gas margin decreased an estimated $10 million due to the effect of weather. Temperatures in 1997 were close to normal, resulting in a $2 million reduction in margin, while temperatures in 1996 were 10.1% colder than normal, contributing $8 million to the 1996 gas gross margin. The decrease in gross margin due to weather was partially offset by a $2.3 million increase from growth in the number of retail customers. In total, retail sales of natural gas in 1997 decreased 7.1% compared to 1996 sales.

     Revenues from energy efficiency cost recovery contributed $3.4 million more to gas margin in 1997 than in 1996. Revenues and cost of gas sold increased approximately $25 million in 1997 due to an increase in the average cost of gas per unit compared to 1996.

REGULATED OPERATING EXPENSES

     Other Operating Expenses -

     Regulated other operating expenses increased $31.1 million for 1998 compared to 1997. An increase in energy efficiency costs accounted for $31.6 million of the increase in other operating expenses compared to 1997. Refer to the Electric Gross Margin section for further comments on energy efficiency costs.

     Operating expenses related to Cooper increased due in part to the ratemaking treatment for Cooper capital improvements, as discussed in the Electric Gross Margin section. Cooper capital improvement advances are now expensed when incurred. MidAmerican is recovering the Iowa portion of these costs through the Cooper Tracker, while recovery in Illinois is included in base rates. This change accounted for a $1.7 million increase in nuclear operations costs compared to 1997. Excluding those costs, nuclear operations expenses decreased $8.2 million for 1998 compared to 1997 due to an extended outage at the Quad Cities Station.

     MidAmerican continued its focus on customer service and reliability during 1998. Further emphasis on customer service operations and marketing-related efforts, resulted in increases in customer service costs, IT consulting costs, advertising costs and other related expenses. Increases in such expenses accounted for a majority of the remaining increase. The impact of these items was partially offset by a decrease in employee benefits expenses.

     Regulated other operating expenses increased $79.6 million in 1997 compared to 1996. Nuclear operating costs increased $14.0 million compared to 1996. Of that increase, $4.5 million related to the change in rate treatment of Cooper capital improvement advances. An increase in energy efficiency costs, including amortization of historical costs and charging expense for current costs, accounted for $13.1 million of the increase in other operating expenses.

     MidAmerican's efforts to improve its customer service and reliability resulted in increases in consulting costs, advertising and other related expenses. In addition, 1997 reflects increases in uncollectible accounts expense, employee incentive compensation and certain employee benefits expenses. Other operating expenses for 1997 also reflect an increase in transmission wheeling expense due in part to changes required by FERC Order Nos. 888 and 889.

     Maintenance -

     Maintenance expenses increased $9.8 million in 1998 compared to 1997. An increase in maintenance costs at the Quad Cities Station accounted for $8.0 million of the total. Additionally, MidAmerican incurred repair costs for storms in June 1998, totaling $3.8 million, compared to $2.0 million in 1997 for costs related to a snowstorm in October of that year.

     Maintenance expenses increased $9.5 million for 1997 compared to 1996. The main cause of the increase was an adjustment in 1996 to align power plant inventory accounting of predecessor companies which reduced 1996 expense by $6.2 million. Restoration costs for the October 1997 snowstorm also contributed to the increase, while maintenance expenses at the Quad Cities Station decreased $2.5 million in 1997 compared to 1996.

     Depreciation and Amortization -

     The increase in 1998 expense compared to 1997 is due to additional decommissioning funding for Quad Cities Station, an increase in utility plant and regulatory accruals.

     Property and Other Taxes -

     Deregulation of the Illinois electric utility industry resulted in changes in the way certain taxes are assessed in Illinois. The changes resulted in a decrease in MidAmerican's tax expense for 1998 compared to 1997. One of the taxes is now assessed directly on the energy consumer instead of through the utility. Accordingly, MidAmerican's electric revenues reflect an equal reduction in 1998. Property taxes increased $8.8 million in 1997 compared to 1996 due primarily to an increase in the assessed value for Iowa property tax purposes.

NONREGULATED OPERATING REVENUES AND OPERATING EXPENSES

     MidAmerican's income statements now reflect its nonregulated operations in the determination of Operating Income. Previously, these activities were reflected in Other, Net on the Consolidated Statements Income. All prior year amounts are reclassified to be consistent with the current year's presentation. MidAmerican has increased its efforts in nonregulated operations in preparation for a competitive utility industry. Additionally, beginning in May 1998, gas marketing contracts previously serviced by a nonregulated affiliate of MidAmerican were renewed as MidAmerican contracts.

     Revenues and Cost of Sales -

     Revenues from wholesale natural gas marketing operations increased $32.5 million in 1998 compared to 1997 due to an increase of 18 million MMBtus (88%) in related sales volumes. A decrease in the average price per unit, reflective of a lower cost of gas per unit, partially offset the effect of increased sales. Cost of sales related to natural gas marketing for 1998 reflects the increase in sales and the decrease in the average cost of gas per unit. Total gross margin (total price less cost of gas) on nonregulated natural gas sales was unchanged compared to 1997.

     Other activities contributing to the increase in nonregulated revenues for 1998 relate to work for other utilities and work beyond the meter for customers. In addition, the 1998 amount includes revenues of CBEC Railway, a subsidiary of MidAmerican that operates rail services on a section of railroad track it owns. MidAmerican's revenues in 1998 and 1997 also include pre-tax income from awards for successful performance under its incentive gas procurement program. Under the program, if MidAmerican's cost of gas varies from an established reference price range, then the savings or cost is shared between customers and shareholders. The awards totaled $4.3 million and $4.9 million in 1998 and 1997, respectively.

     For the comparison of 1997 with 1996, revenues from wholesale natural gas marketing operations increased $23.1 million due to an increase in sales volumes of 7 million MMBtus (51%). In addition, the average price per unit increased, reflecting an increase in the average cost of gas per unit. Cost of sales related to natural gas marketing for 1997 reflects the increases in sales and the average cost of gas per unit. Total gross margin on nonregulated natural gas sales decreased $0.3 million compared to 1996.

     Nonregulated revenues for 1997 also reflect a $2.2 million increase compared to 1996 in MidAmerican's award for performance under its incentive gas procurement program.

     Other Nonregulated Operating Expenses -

     Other operating expenses increased in 1998 compared to 1997 due to costs related to work for other utilities, costs of work beyond the meter for MidAmerican customers, costs of appliance services and costs of initiatives for new products and services in preparation for deregulation.

     The increase in 1997 costs compared to 1996 relates to appliance services and initiatives for new products and services.

NON-OPERATING INCOME AND INTEREST EXPENSE

     Interest and Dividend Income-

     In December 1997, MidAmerican sold its billed accounts receivable. A portion of the consideration for the sale was a subordinated note from the purchaser. Interest income on that note caused the increase in 1998 compared to 1997. Refer to FINANCING ACTIVITIES, PLANS AND AVAILABILITY later in MD&A for discussion of the sale.

     Other, Net -

     Other, Net, for 1998 and 1997 reflects the discount on sold accounts receivable, net of a fee for servicing the accounts. The net discount reduced Other, Net by $7.0 million and $0.3 million in 1998 and 1997, respectively.

     In September 1997, MidAmerican received a $15 million cash payment from Nebraska Public Power District (NPPD) as settlement for a lawsuit filed by MidAmerican against NPPD. Approximately $12 million was refunded to MidAmerican's customers. The remaining amount was retained by MidAmerican for recovery of litigation costs in the lawsuit. Other, Net for 1997 reflects $2.2 million of pre-tax income for recovery of litigation costs incurred in prior years.

     In addition, Other, Net includes the recognition of deferred income from energy efficiency programs totaling $0.2 million, $5.0 million and $3.3 million for 1998, 1997 and 1996, respectively. As discussed in the gross margin sections, MidAmerican started recovery of its remaining deferred energy efficiency costs in September 1997. Accordingly, carrying costs for, or return on, deferred balances are now being collected from customers and are reflected in revenues.

     In 1996, MidAmerican recorded an initial pre-tax gain of $3.2 million on its sale of the certain storage gas supplies. MidAmerican recorded an additional $0.8 million gain in the second quarter of 1997 after receiving favorable treatment on the transaction from the Iowa Utilities Board (IUB).

     Other, Net for 1997 reflects a net loss on reacquired long-term debt of $0.9 million compared to a $1.1 million net gain in 1996.

     Other, Net for 1996 includes approximately $8.7 million of expenses for costs incurred by MidAmerican for its merger proposal to IES Industries Inc. in 1996.

     Fixed Charges -

     During 1998, MidAmerican reduced its long-term debt through maturities and refinancing. Refer to FINANCING ACTIVITIES, PLANS AND AVAILABILITY later in MD&A for more details.

     A decrease in the average amount of commercial paper outstanding in 1997 compared to 1996 resulted in a decrease in other interest expense for 1997. The decrease was partially offset by interest expense related to IRS settlements in 1997.

     Preferred securities of MidAmerican's subsidiary trust were issued in December 1996. MidAmerican preferred shares were reacquired at that time, resulting in the decrease in preferred dividends. Preferred dividends include net gains or losses on the reacquisition of MidAmerican preferred shares. Net losses on reacquisitions totaled $1.4 million and $1.6 million for 1997 and 1996, respectively.

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

     MidAmerican has available a variety of sources of liquidity and capital resources, both internal and external. These resources provide funds required for current operations, construction expenditures, dividends, debt retirement and other capital requirements.

     As reflected on the Consolidated Statements of Cash Flows, MidAmerican's net cash provided from operating activities was $381 million, $310 million and $327 million in 1998, 1997 and 1996, respectively.

INVESTING ACTIVITIES AND PLANS

     Utility Construction Expenditures -

     MidAmerican's primary need for capital is utility construction expenditures. For 1998, utility construction expenditures totaled $193 million, including allowance for funds used during construction (AFUDC) and Quad Cities Station nuclear fuel purchases. All such expenditures were met with cash generated from utility operations, net of dividends.

     Beginning with July 1997 expenditures, advances for Cooper capital improvements are no longer included in utility construction expenditures but are expensed when incurred and reflected in other operating expenses. Previously, MidAmerican capitalized these expenses in accordance with then applicable rate regulation. As part of the 1997 settlement of MidAmerican's electric pricing proposal, MidAmerican is recovering on a current basis the Iowa portion of expenses for Cooper capital improvements advances from its Iowa electric customers through a tracking mechanism.

     Forecasted utility construction expenditures, including AFUDC, for 1999 are $194 million and $698 million for 2000 through 2003. Capital expenditure needs are reviewed regularly by MidAmerican's management and may change significantly as a result of such reviews. MidAmerican presently expects that all utility construction expenditures for the next five years will be met with cash generated from utility operations, net of dividends. The actual level of cash generated from utility operations is affected by, among other things, economic conditions in the utility service territory, weather and federal and state regulatory actions.

     Deferred Energy Efficiency Expenditures -

     MidAmerican stopped reflecting costs of its energy efficiency programs as an investing activity on its Consolidated Statement of Cash Flows following the IUB's approval in September 1997 of the current recovery of ongoing energy efficiency program costs. Under prior energy efficiency regulations, program costs were deferred for several years prior to beginning their recovery over a four-year period, and accordingly, MidAmerican reflected them as an investing activity.

     Nuclear Decommissioning -

     Each owner of a nuclear facility is required to set aside funds to provide for the cost of decommissioning its nuclear facility. In general, decommissioning of a nuclear facility means to safely remove the facility from service and restore the property to a condition allowing unrestricted use by the operator. Based on information presently available, MidAmerican expects to contribute approximately $50 million during the period 1999 through 2003 to an external trust established for the investment of funds for decommissioning the Quad Cities Station. Approximately 60% of the trust's funds are now invested in domestic corporate debt and common equity securities. The remainder is invested in investment grade municipal and U.S. Treasury bonds.

     In addition, MidAmerican makes payments to NPPD related to decommissioning Cooper. These payments are reflected in other operating expenses in the Consolidated Statements of Income. NPPD estimates call for MidAmerican to pay approximately $57 million to NPPD for Cooper decommissioning during the period 1999 through 2003. NPPD invests the funds predominately in U.S. Treasury Bonds. MidAmerican's obligation for Cooper decommissioning may be affected by the actual plant shutdown date and the status of the power purchase contract at that time. In July 1997, NPPD filed a lawsuit in United States District Court for the District of Nebraska naming MidAmerican as the defendant and seeking a declaration of MidAmerican's rights and obligations in connection with Cooper nuclear decommissioning funding.

     Cooper and Quad Cities Station decommissioning costs charged to Iowa customers are included in base rates, and recovery of increases in those amounts must be sought through the normal ratemaking process. MidAmerican currently recovers Quad Cities Station decommissioning costs charged to Illinois customers through a rate rider on customer billings.

FINANCING ACTIVITIES, PLANS AND AVAILABILITY

     MidAmerican currently has authority from the FERC to issue short-term debt in the form of commercial paper and bank notes aggregating $400 million. As of March 15, 1999, MidAmerican had a $250 million revolving credit facility agreement and a $5 million bank line of credit. MidAmerican's commercial paper borrowings are supported by the revolving credit facility and the line of credit. MidAmerican also has a revolving credit facility which is dedicated to provide liquidity for its obligations under outstanding pollution control revenue bonds that are periodically remarketed.

     In 1997, MidAmerican entered into a revolving agreement, which expires in 2002, to sell all of its right, title and interest in the majority of its billed accounts receivable to MidAmerican Energy Funding Corporation (Funding Corp.), a special purpose entity established to purchase accounts receivable from MidAmerican. Funding Corp. in turn sold receivable interests to outside investors. In consideration for the sale, MidAmerican received $70 million in cash and the remaining balance in the form of a subordinated note from Funding Corp. In 1998, the revolving balance was reduced to $60 million due to a decline in accounts receivable available for sale. The agreement is structured as a true sale, as determined by Statement of Financial Accounting Standards (SFAS) No. 125, under which the creditors of Funding Corp. will be entitled to be satisfied out of the assets of Funding Corp. prior to any value being returned to MidAmerican or its creditors. Therefore, the accounts receivable sold are not reflected on MidAmerican's Consolidated Balance Sheets. As of December 31, 1998, $97.4 million of accounts receivable, net of reserves, was sold under the agreement.

        The following table displays the 1998 long-term debt retirements and issuances of MidAmerican. Repayment of the February and October maturities was funded with short-term debt and cash from operations.


       Date                   Issue                            Principal       Transaction
     --------   ----------------------------------------    -------------   ----------------
       2-1-98   6.25% First Mortgage Bonds, due 2-1-98      $  75,000,000   Matured
      6-19-98   6.375% Medium Term Notes due 6-15-06          160,000,000   Issued
      7-15-98   8.125% General Mortgage Bonds due 2-1-03      100,000,000   Called at 105.23
      7-15-98   8% General Mortgage Bonds due 2-15-22          50,000,000   Called at 105.13
     10-15-98   5.05% First Mortgage Bonds due 10-15-98        49,100,000   Matured

     As of December 31, 1998, MidAmerican had $381 million of long-term debt maturities and sinking fund requirements for 1999 through 2003.

     MidAmerican has authorization from the FERC to issue up to $500 million in various forms of debt. MidAmerican will also need authorization from the Illinois Commerce Commission (ICC) prior to issuing any securities. If 90% or more of the proceeds from a securities issuance are used for refinancing purposes, MidAmerican need only provide the ICC with an "informational statement" prior to the issuance which sets forth the type, amount and use of the proceeds of the securities to be issued. If less than 90% of the proceeds are used for refinancing, MidAmerican must file a comprehensive application seeking authorization prior to issuance. The ICC is required to hold a hearing before issuing its authorization.

     Credit Ratings -

     MidAmerican's access to external capital and its cost of capital are influenced by the credit ratings of its securities. MidAmerican's credit ratings as of March 12, 1999, are shown in the table below. The ratings reflect only the views of such rating agencies, and each rating should be evaluated independently of any other rating. Generally, rating agencies base their ratings on information furnished to them by the issuing company and on investigation, studies and assumptions by the rating agencies. There is no assurance that any particular rating will continue for any given period of time or that it will not be changed or withdrawn entirely if in the judgment of the rating agency circumstances so warrant. Such ratings are not a recommendation to buy, sell or hold securities.

                                                  Moody's
                                      Duff &     Investors      Standard
                                      Phelps      Service       & Poor's
                                      ------     ---------      --------
     Mortgage Bonds                     AA-        A2             A+
     Unsecured Medium-Term Notes        A+         A3             A-
     Preferred Stocks                   A          a3             BBB+
     Commercial Paper                   N/A        P-1            A-1

     The following is a summary of the meanings of the ratings shown above and the relative rank of MidAmerican's rating within each agency's classification system.

     Duff & Phelps top four bond/note ratings (AAA, AA, A, BBB) are generally considered "investment grade." Bonds rated "AA" possess a high credit quality, and protection factors are strong. Risk is modest but may vary slightly from time to time because of economic conditions. Duff & Phelps may use a plus (+) or minus (-) sign after ratings to designate the relative position of security within the rating category. Moody's top four bond/note ratings (Aaa, Aa, A and
Baa) are generally  considered "investment  grade."  Obligations which are rated
"A"  possess  many  favorable  investment   attributes  and  are  considered  as
upper-medium-grade obligations. Factors giving security to principal and interest are considered adequate but elements may be present which suggest a susceptibility to impairment sometime in the future. A numerical modifier ranks the security within the category with a "1" indicating the high end, a "2" indicating the mid-range and a "3" indicating the low end of the category. Standard & Poor's top four bond/note ratings (AAA, AA, A and BBB) are considered "investment grade". Debt rated "A" has a strong capacity to pay interest and repay principal although it is somewhat more susceptible to the adverse effects of changes in circumstances and economic conditions than higher-rated debt. Standard & Poor's may use a plus (+) or minus (-) sign after ratings to designate the relative position of a security within the rating category.

     Ratings of preferred stocks are an indication of a company's ability to pay the preferred dividend and any sinking fund obligations on a timely basis. Duff & Phelps top four preferred stock ratings categories are the same as for bonds and notes. A rating of "A" indicates protection factors are average but adequate. Risk factors are more variable and greater in periods of economic stress. Moody's top four preferred stock ratings (aaa, aa, a and baa) are generally considered "investment grade". Moody's "a" rating is considered to be an upper medium grade preferred stock. Earnings and asset protection are expected to be maintained at adequate levels in the foreseeable future. Standard & Poor's top four preferred stock ratings (AAA, AA, A and BBB) are considered "investment grade". Standard & Poor's "BBB" rating indicates adequate capacity to meet payment obligations. Whereas it normally exhibits adequate asset protection, it is susceptible to weakened payment capacities during adverse economic conditions than higher rated categories.

     Moody's top three commercial paper ratings (P-1, P-2 and P-3) are generally considered "investment grade". Issuers rated "P-1" have a superior ability for repayment of senior short-term debt obligations and repayment ability is often evidenced by a conservative structure, broad margins in earnings coverage of fixed financial charges and well established access to a range of financial markets and assured sources of alternate liquidity. Standard & Poor's commercial paper ratings are a current assessment of the likelihood of timely payment of debt having an original maturity less than 365 days. The top three Standard & Poor's commercial paper ratings (A-1, A-2 and A-3) are considered "investment grade". Issues rated "A-1" indicate that the degree of safety regarding timely payment is either overwhelming or very strong. Those issues determined to possess overwhelming safety are denoted with a plus (+) sign designation.

OPERATING ACTIVITIES AND OTHER MATTERS

     Industry Evolution -

     The utility industry continues to evolve into an increasingly competitive environment. In virtually every region of the country, legislative and regulatory actions are being taken which result in customers having more choices in their energy decisions.

     In the electric industry, the traditional vertical integration of generation, delivery and marketing is being unbundled, with the generation and marketing functions being deregulated. For local gas distribution businesses, the supply, local delivery and marketing functions are similarly being separated and opened to competitors for all classes of customers. While retail electric competition is presently not permitted in Iowa, MidAmerican's primary market, legislation is being considered in the current legislative session to do so. Deregulation of the gas supply function related to small volume customers is currently being considered by the IUB. MidAmerican is actively participating in the legislative and regulatory processes shaping the new environment in which its businesses will operate.

     The generation and retail portions of MidAmerican's electric business will be most affected by competition. The introduction of competition in the wholesale market has resulted in a proliferation of power marketers and a substantial increase in market activity. As retail choice evolves, competition from other traditional utilities, power marketers and self-generation could put pressure on utility margins.

     During the transition to full competition, increased volatility in the marketplace can be expected, as evidenced by the extreme price spikes for bulk power encountered in the Midwest in June 1998. Although the extreme prices did not have a material impact on MidAmerican's results, such volatility underscores the increased risk and opportunity associated with the energy business as it transitions to competition.

     MidAmerican is positioning itself to succeed in a competitive environment in a number of ways including working to reduce energy costs, developing new energy-related products and services, and entering into ventures with others to strengthen its relationship with existing and prospective customers. MidAmerican's association with its real estate brokerage affiliate is an example how it is positioning to expand market share when retail competition is allowed.

     Legislative and Regulatory Evolution -

     In December 1997, the Governor of Illinois signed into law a bill to restructure Illinois' electric utility industry and transition it to a competitive market. Under the law, larger non-residential customers in Illinois and 33% of the remaining non-residential Illinois customers will be allowed to select their provider of electric supply services, beginning October 1, 1999. All other non-residential customers will have supplier choice starting December 31, 2000. Residential customers all receive the opportunity to select their electric supplier on May 1, 2002.

     The law required a 15% electric rate reduction for all Illinois residential customers in 1998. To satisfy its obligation, MidAmerican received credit for its 1996 and 1997 Illinois rate reductions, totaling $15.5 million, and reduced rates an additional $0.9 million annually, effective August 1, 1998. MidAmerican is exempted from the requirement to join an independent system operator (ISO) or to form an in-state ISO.

     In addition, the law provides for Illinois earnings above a certain level of return on equity (ROE) to be shared equally between customers and MidAmerican beginning in April 2000. MidAmerican's ROE level will be based on a rolling two-year average, with the first determination being based on an average of 1998 and 1999. The ROE level at which MidAmerican will be required to share earnings is a multi-step calculation of average 30-year Treasury Bond rates plus 5.50% for 1998 and 1999 and 6.50% for 2000 through 2004. If the resulting average Treasury Bond rate were equal to the December 1998 30-year Treasury Bond rate, the ROE level above which sharing must occur would be approximately 10.6%. The law allows MidAmerican to mitigate the sharing of earnings above the threshold ROE through non-cash methods that would reduce MidAmerican's earnings. MidAmerican continues to evaluate its strategy regarding the sharing mechanism.

     The law also addresses charges to customers for transition costs based on a lost-revenue approach. These transition fees, designed to help utilities recover stranded costs, will end December 31, 2006, subject to possible extension. MidAmerican continues its involvement in proceedings which detail the new competitive environment and to evaluate the impact of the law on its operations.

     In Iowa, a replacement of the prior utility property tax system, which was supported by MidAmerican, went into effect on January 1, 1999. The replacement tax is primarily a consumption-based tax on the user of energy and assures stability in tax collections as the industry is deregulated in Iowa. With resolution of the utility property tax issue, MidAmerican is pursuing the adoption of restructuring legislation in the 1999 Iowa legislative session.

     Small Volume Gas Transportation -

     In October 1997, the IUB adopted rules to encourage gas transportation service for small volume customers starting in 1999. MidAmerican filed its plan to unbundle service for its small volume customers on October 30, 1998. Under the plan, all of MidAmerican's small volume natural gas customers in Iowa, including residential customers, would be allowed to choose their own natural gas supplier/marketer, which may be the retail portion of MidAmerican's business, beginning May 1, 2000. If a customer does not expressly choose a supplier/marketer, then MidAmerican will provide the customer with market-priced service. With implementation of customer choice, the PGA (refer to the Gas Margin discussion of Results of Operations) would be modified to recover only the costs incurred by MidAmerican, as the distribution system operator, to balance the system and maintain system integrity.

     Residential and Commercial Pilot Project -

     On August 21, 1998, the IUB issued an Order approving MidAmerican's proposal to allow at least 15,000 Iowa families and 2,000 small businesses to have the opportunity to select among competing electricity providers. The two-year program will allow participating retail customers in the selected test area to choose among several electricity providers, including MidAmerican, and to have that energy delivered by MidAmerican. Customer enrollment will begin on April 1, 1999, with the pilot starting in May 1999. Businesses in the test area will be eligible for the program if their annual peak demand is less than four megawatts. New suppliers participating in the program will have to be certified by the IUB and meet specified requirements.

     Accounting Effects of Industry Restructuring -

     A possible consequence of competition in the utility industry is that SFAS 71 may no longer apply. SFAS 71 sets forth accounting principles for operations that are regulated and meet certain criteria. For operations that meet the criteria, SFAS 71 allows, among other things, the deferral of costs that would otherwise be expensed when incurred. A majority of MidAmerican's electric and gas utility operations currently meet the criteria required by SFAS 71, but its applicability is periodically reexamined. On December 16, 1997, MidAmerican's generation operations serving Illinois were no longer subject to the provisions of SFAS 71 due to passage of industry restructuring legislation in Illinois. Thus, in 1997 MidAmerican was required to write off the regulatory assets and liabilities from its balance sheet related to its Illinois generation operations. The net amount of such write-offs was not material. If other portions of its utility operations no longer meet the criteria of SFAS 71, MidAmerican could be required to write off the related regulatory assets and liabilities from its balance sheet, and thus, a material adjustment to earnings in that period could result. As of December 31, 1998, MidAmerican had $305 million of regulatory assets on its Consolidated Balance Sheet.

     Energy Efficiency -

     MidAmerican's regulatory assets as of December 31, 1998, included $74.5 million of deferred energy efficiency costs. Based on the current level of recovery, MidAmerican expects to recover these costs by the end of 2001. MidAmerican is also allowed to recover its ongoing energy efficiency costs on a current basis. Recovery of these costs is being collected from customers based on projected annual costs of $16.8 million, which may be adjusted annually. Amortization of the deferred energy efficiency costs and current expenditures for energy efficiency costs will be reflected in other operating expenses over the related periods of recovery. The total of such costs for the years 1999, 2000 and 2001 is estimated to be $43 million, $40 million and $35 million, respectively.

     Rate Matters: Electric -

     On June 27, 1997, the IUB approved a March 1997 settlement agreement between MidAmerican, the Iowa Office of Consumer Advocate (OCA) and other parties. Four major components of the settlement and their status are as follows:

     1) On an annualized basis, prices for residential customers were reduced $8.5 million, $10.0 million and $5.0 million effective November 1, 1996, July 11, 1997, and June 1, 1998, respectively, for a total annual decrease of $23.5 million.

     2) Prices for industrial customers were reduced by $6 million annually and prices for commercial customers were reduced by $4 million annually. MidAmerican was given permission to implement these reductions through a retail access pilot project, negotiated individual contracts and tariffed rate reductions. On January 1, 1999, MidAmerican reduced base rates for certain non-contract commercial customers by approximately $1.5 million annually, subject to IUB approval. Additionally, MidAmerican will make a one-time refund for reductions that were not in place by the June 1, 1998, deadline. The remainder of the commercial and industrial price reductions were achieved through negotiated contracts and a retail access pilot project.

     The negotiated contracts have differing terms and conditions as well as prices. The contracts range in length from five to ten years, and some have price renegotiation and early termination provisions exercisable by either party. The vast majority of the contracts are for terms of seven years or less, although, some large customers have agreed to 10-year contracts. Prices are set as fixed prices; however, many contracts allow for potential price adjustments with respect to environmental costs, government imposed public purpose programs, tax changes, and transition costs. While the contract prices are fixed (except for the potential adjustment elements), the costs MidAmerican incurs to fulfill these contracts will vary. On an aggregate basis the annual revenues under contract are approximately $180 million.

     3) The Iowa energy adjustment clause (EAC) was eliminated. Prior to July 11, 1997, MidAmerican collected fuel costs from Iowa customers on a current basis through the EAC, and thus, fuel costs had little impact on net income. Since then, base rates for Iowa customers include a factor for recovery of a representative level of fuel costs. If the actual per-unit fuel cost varies from that factor, pre-tax earnings are affected. The fuel cost factor was to be reviewed in February 1999 and adjusted prospectively if the actual 1998 fuel cost per-unit varied by more than 15% above or below the factor included in base rates. Based on 1998 actual fuel costs, MidAmerican will reduce the fuel cost recovery factor in 1999 base rates. The estimated annual reduction in revenues associated with this adjustment is $1.1 million.

     4) If MidAmerican's annual Iowa electric jurisdictional return on common equity exceeds 12%, then an equal sharing between customers and shareholders of earnings above the 12% level begins; if it exceeds 14%, then two-thirds of MidAmerican's share of those earnings will be used for accelerated recovery of certain regulatory assets. The agreement precludes MidAmerican from filing for increased rates prior to 2001 unless the return on common equity falls below 9%. Other parties signing the agreement are prohibited from filing for reduced rates prior to 2001 unless the return on common equity, after reflecting credits to customers, exceeds 14%.

     Rate Matters: Gas -

     On October 27, 1998, MidAmerican made a filing with the IUB requesting a rate increase for its Iowa retail gas customers. The 4.5% increase represents approximately an $18.5 million increase in annual gas revenues. On January 22, 1999, the IUB approved an interim rate increase of approximately $6.7 million annually, effective immediately. MidAmerican and the OCA have signed a settlement agreeing to a final rate increase of $13.9 million annually. The settlement is subject to the IUB's approval which MidAmerican expects to occur in the second quarter of 1999.

     On November 20, 1998, MidAmerican filed with the South Dakota Public Service Commission requesting a rate increase for its South Dakota retail gas customers. The requested 6.5% increase represents approximately a $3.2 million increase in annual revenues. MidAmerican expects the final rates, which may differ from the requested amount, to be implemented in the summer of 1999.

     Environmental Matters -

     The United States Environmental Protection Agency (EPA) and state environmental agencies have determined that contaminated wastes remaining at certain decommissioned manufactured gas plant facilities may pose a threat to the public health or the environment if such contaminants are in sufficient quantities and at such concentrations as to warrant remedial action.

     MidAmerican is evaluating 27 properties which were, at one time, sites of gas manufacturing plants in which it may be a potentially responsible party
(PRP). The purpose of these evaluations is to determine whether waste materials are present, whether such materials constitute an environmental or health risk, and whether MidAmerican has any responsibility for remedial action.
MidAmerican's estimate of probable remediation costs for these sites as of December 31, 1998, was $24 million. This estimate has been recorded as a liability and a regulatory asset for future recovery through the regulatory process. Refer to Note (4) (b) of Notes for further discussion of MidAmerican's environmental activities related to manufactured gas plant sites and cost recovery.

     Although the timing of potential incurred costs and recovery of such cost in rates may affect the results of operations in individual periods, management believes that the outcome of these issues will not have a material adverse effect on MidAmerican's financial position or results of operations.

     Following recommendations provided by the Ozone Transport Assessment Group, the EPA, in November 1997, issued a Notice of Proposed Rulemaking which identified 22 states and the District of Columbia as making significant contribution to nonattainment of the ozone standard in downwind states in the eastern half of the United States. In September 1998, the EPA issued its final rules in this proceeding. Iowa is not subject to the emissions reduction requirements in the final rules, and, as such, MidAmerican's facilities are not currently subject to additional emissions reductions as a result of this initiative.

     On July 18, 1997, the EPA adopted revisions to the NAAQS for ozone and a new standard for fine particulate matter. Based on data to be obtained from monitors located throughout the states, the EPA will make a determination of whether the states have any areas that do not meet the air quality standards (i.e., areas that are classified as nonattainment). If a state has area(s) classified as nonattainment area(s), the state is required to submit a State Implementation Plan specifying how it will reach attainment of the standards through emission reductions or other means. In August 1998, the Iowa Environmental Protection Commission adopted by reference the NAAQS for ozone and fine particulate matter.

     The impact of the new standards on MidAmerican will depend on the attainment status of the areas surrounding MidAmerican's operations and MidAmerican's relative contribution to the nonattainment status. The attainment status of areas in the state of Iowa will not be known for two to three years. However, if MidAmerican's operations are determined to contribute to nonattainment, the installation of additional control equipment, such as scrubbers and/or selective catalytic reduction, on MidAmerican's units could be required. The cost to install such equipment could be significant. MidAmerican will continue to follow the attainment status of the areas in which it operates and evaluate the potential impact of the status of these areas on MidAmerican under the new regulations.

     In December 1997, negotiators from more than 150 nations met in Kyoto, Japan to negotiate an international agreement designed to address global climate change impacts by attempting to reduce so-called greenhouse gas emissions. Some scientists contend that these gases build up in the Earth's atmosphere and cause global temperatures to rise. The primary target of these emissions is carbon dioxide (CO2) which is formed by, among other things, the combustion of fossil fuels. The agreement currently calls for the United States to reduce its emissions of CO2 and other greenhouse gases to 7 percent below 1990 levels in the 2008-2012 time frame. The United States became a signatory to the agreement on November 12, 1998. In order for the agreement to become binding upon the United States, ratification by the U.S. Senate is necessary. The cost to the utility industry in general, and to MidAmerican, of reducing its CO2 emissions levels by 7 percent below 1990 levels would depend on available technology at the time, but could be material.

     Quad Cities Nuclear Power Station -

     Quad Cities Station is operated by and 75% owned by Commonwealth Edison Company (ComEd). In January 1998, ComEd was informed by the Nuclear Regulatory Commission (NRC) that the performance of Quad Cities Station was trending adversely. During outages at Units 1 and 2 in the first five months of 1998, ComEd worked extensively with the NRC regarding its concerns. In a July 1998 meeting, ComEd was informed by the NRC that while the adverse trend at Quad Cities Station appears to have been stopped, the operating time of the units since their restarts in May and June 1998 was not sufficient for the NRC to make a final determination of the trend status of Quad Cities Station. The NRC senior managers are scheduled to meet again in April 1999 on one unit and are expected to consider the performance of nuclear power plants, including Quad Cities Station. Other than a refueling outage on one unit and a scheduled surveillance outage required by technical specifications, the Quad Cities Station units have remained in full operation.

     Coal Inventories -

     In 1997 and 1998, nationwide operational problems of the Union Pacific Railroad resulted in reduced coal inventories at certain MidAmerican generating facilities. Management believes MidAmerican coal inventories have been restored to levels adequate to meet expected customer demands.

     Generating Capability -

     In July 1998, customer usage of electricity caused an hourly peak demand of 3,643 MW on MidAmerican's energy system. MidAmerican's previous record peak demand was 3,553 MW set in 1995. MidAmerican is interconnected with certain Iowa and neighboring utilities and is involved in an electric power pooling agreement known as Mid-Continent Area Power Pool (MAPP). Each MAPP participant is required to maintain for emergency purposes a net generating capability reserve of at least 15% above its system peak demand. MidAmerican's reserve margin for 1998 was approximately 20%.

     MidAmerican believes it has adequate electric capacity reserve and continues to manage its generating resources to ensure an adequate reserve in the future. However, significantly higher-than-normal temperatures during the cooling season could cause MidAmerican's reserve to fall below the 15% minimum. If MidAmerican fails to maintain the appropriate reserve, significant penalties would be contractually imposed by MAPP.

ACTIVITIES REGARDING YEAR 2000 DATE ISSUES

     The following discussion of year 2000 issues describes MidAmerican's plans to address technical problems relating to calculations, manipulations, storage and other uses of date data which could cause some computer-controlled systems, applications and processes (hereinafter referred to as "Systems") to incorrectly process critical financial and operational information, or stop processing altogether. The discussion contains by necessity many forward-looking statements. The Company wishes to avail itself of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and in order to do so includes the following meaningful cautionary statements with regard to the forward looking statements of its year 2000 plans. The Company's intentions, expectations, and predictions relating to its year 2000 efforts are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by such statements. Such risks and uncertainties include, among others, the effects of weather, competitive factors, federal and state regulatory actions, and other matters, many of which are beyond the Company's control. In addition, the Company claims the full protections established by the Year 2000 Information and Readiness Disclosure Act for Year 2000 Statements and Year 2000 Readiness Disclosure.

     Project Description -

     The Company has undertaken an extensive ongoing project to address its information technology (IT) and non-IT (including embedded technology) Systems potentially affected by the year 2000 date change. The Company's approach is based on a five-phase project methodology - inventory, assessment, planning, resolution and implementation - designed to result in the identification and evaluation of potential problems, and remediation of the Company's Systems. The Company generally defines the five phases as follows:

     1. Inventory Phase - The purpose of the inventory phase is to identify and document Systems used by the Company that may have a date function.

     2. Assessment Phase - The purpose of the assessment phase is to collect information about inventoried Systems, including the business and technical context in which individual Systems operate, to make an informed judgment concerning an appropriate plan to mitigate year 2000 related risks.

     3. Planning Phase - The purpose of the planning phase is to develop strategic and tactical plans for Systems that require replacement, repairs, upgrades or other appropriate actions (collectively referred to as "remedial actions").

     4. Resolution Phase - The purpose of the resolution phase is to execute the plan developed during the preceding phases. Testing of Systems and/or components of Systems is commenced during this phase.

     5. Implementation Phase - The purpose of the implementation phase is to examine the Systems to determine whether they will function adequately in a production environment and to perform follow-up administrative tasks as required to develop appropriate documentation in support of year 2000 readiness.

     The Company's preparedness goal is to ensure high- and medium-priority Systems are suitable for continued use into the year 2000 and will correctly perform all critical functions that require accurate processing of date data ("year 2000 ready" or "year 2000 readiness") by June 30, 1999. The Company classifies all Systems ranging from low- to high-priority based on their importance to carrying out the Company's business mission. System priority is based on potential impacts resulting from year 2000 problems on public and employee safety, prolonged and widespread service outages, long-term shareholder value, and ability to comply with regulatory requirements. In the case of low-priority Systems, year 2000 readiness may be delayed beyond January 1, 2000, or perhaps indefinitely. The Company plans to use the last six months of 1999 to perform post-implementation testing, address selected lower priority Systems and conduct preparedness exercises.

     Vendors, customers and other third parties may affect the Company's ability to achieve year 2000 readiness. Because service reliability and financial stability are dependent on the Company's supply chain, a concerted effort is being made to investigate important third parties to assess their ability to continue to supply products or services to, or purchase products or services from, the Company. To date, the Company's investigation of third parties has focused substantial efforts on vendors of Systems and System components, fuel suppliers, joint owners of service providers, wholesale (bulk power) customers, major retail customers, and companies that exchange electronic data with the Company. However, information made available to the Company has not been uniform in terms of quality and quantity; e.g., information about products in which the Company has a specific interest has been definitive in some cases, while in other cases such information has been inconclusive.

     State of Readiness -

     Due to factors such as the overlapping nature of the project phases and the varying degree of complexity of the Systems being addressed, it is difficult to accurately determine the status of completion of a particular phase of the project at any given point in time. The Company uses three methods to measure the status of project completion:

     1. As an entity with public utility operations, the Company must comply with certain year 2000 regulatory requirements imposed by the North American Electric Reliability Council ("NERC"). NERC reporting data is limited primarily to Systems that are directly associated with transmission grid stability. The transmission grid consists of the interconnected transmission systems of North American utilities. Reporting categories include nuclear generation, non-nuclear generation, Energy Management Systems and Supervisory Control and Data Acquisition ("SCADA") system, telecommunications systems, substation controls and system protection, and IT business information systems. Pursuant to NERC requirements, the Company's January compliance filing shows the Company has completed 100% of inventory provisions, 94% of assessment conditions (the remaining 6% relates to finalizing phase-end sign-off documentation and completion of assessment on some products that had not been implemented to production as of the reporting date), and 50% of remediation/testing requirements.

     2. The "checklist" approach counts as one each System that is unique to a given organizational group. For example, identical substation meters may be located in several individual substations, but the meter is counted as only one System. All Systems are viewed as equivalent, regardless of priority, in the checklist approach. Systems are categorized as complete or not complete, without regard to percentage of completion of the System in total or percentage of completion of any particular phase of the project. As of January 31, 1999, there were 5,469 separate Systems in the Company's inventory. Of these, 3,637, or 66.5%, had been completed.

     3. The Company's internally developed measure is more sensitive and is based on business risk/priority, weighted tasks and weighted phases. Only high- and medium-risk/priority Systems are included in the status of completion calculation. The data related to Systems that could impact grid stability pertains only to those Systems that directly affect the Company's customers. Also, progress toward completion is measured. As of January 31,1999, the Company as a whole is generally in the resolution phase. Percentage of completion for six areas of business operations is a follows:

               A.  IT - Applications:  65% complete
               B.  IT - Operations & Infrastructure:  73% complete
               C.  Generation:  70% complete
               D.  Energy Delivery:  71% complete
               E.  Retail:  47% complete
               F.  Corporate Services (excluding IT):  43% complete

     The investigation of supply chain issues consists of documenting the nature of business relationships in correspondence, surveys and meetings with third parties and making determinations regarding their year 2000 readiness status based on the responses received. Ongoing communications with some third parties will be required for the Company to make such a determination. Due to the nature of third parties' continued updates of year 2000 readiness disclosures, it is expected that these communications will continue through the last half of 1999, as will continued monitoring of information about specific products in the Company's inventory.

     Costs -

     As of December 31, 1998, approximately $5.5 million in operating expenses have been incurred to carry out year 2000 activities. It is anticipated that an additional $8.2 million in operating expenses and $1.4 million in capital costs will need to be incurred to complete the project. Although additional unforeseen costs may be incurred, at this time the Company has not become aware of any material costs which may arise in order to achieve year 2000 readiness. Future progress toward achievement of year 2000 readiness could change this outlook.

     The Company has renovated several high-priority Systems (management information, materials management information, work management information, and others). Certain other Systems (customer service, electric outage management, meter control and inventory, and others) will be replaced to gain enhanced functionalities prior to the end of the first quarter of 1999. The requirement to develop and install a new customer service system ("CSS") and related applications was an outcome of the merger which created MidAmerican in July of 1995. Although potential year 2000 problems existing in the predecessor companies' CSS products were recognized, the decision to implement the new CSS was primarily in response to technical difficulties associated with application integration and the need for additional application functionalities. The costs of the new CSS and related applications are not reported herein as their development and installation was not driven by year 2000 concerns.

     Contingency Plans -

     A contingency plan identifying credible worst-case scenarios is being developed. Although a number of factors come into play in defining reasonably likely worst case scenarios, the loss of voice and data ("V/D") communications in combination with volatile load patterns is viewed as the most serious threat. Such communications are crucial to enable the Company to monitor the relationship between the supply and demand for electricity. Loss of V/D communications would have a severe impact in the event load patterns become uncommonly unstable as a result of other utilities and/or large numbers of major customers on the Company's transmission grid system experience problems due to year 2000 issues.

     The first draft of the Company's contingency plan was completed before December 31, 1998, and the schedule for finalizing the plan calls for the second draft to be completed on or before June 30, 1999, and to have an operational plan in place no later than September 1, 1999. The Company plans to participate in two contingency planning drills coordinated by NERC on April 9 and September 9 of 1999.

     The contingency plan comprises both mitigation and recovery aspects. Mitigation entails planning to reduce the impact of unresolved year 2000 problems and recovery entails planning to recover from year 2000 problems that may occur. The Company's approach to contingency planning includes the following steps: identify year 2000 operating risks; perform scenario risk analysis; develop risk management strategies; begin general preparations; implement power system operation planning; and implementation of year 2000 system operating plan.

     Risks -

     Despite the comprehensive nature of the Company's year 2000 project and the results the project is designed to produce, the Company may experience random, widespread and simultaneous failures in its generation, distribution and Systems during January 2000. Contingency plans for any known or reasonably anticipated risk of interruption to the generation or distribution of energy are being developed to plan for resources needed to be put in place to reduce the potential outage period to a minimum. Although the impact on future operations and revenues is unknown, failure of the Company's Systems to perform because of year 2000 implications could result in operating problems and costs material to the Company.

     Although management believes the project will be completed sufficiently in advance of January 1, 2000, unforeseen and other factors could cause delays in the project, the results of which may have a material effect on the Company's results of operations. In addition, there is no assurance that the Company will not be affected by year 2000 problems experienced by third parties.

ACCOUNTING ISSUES

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" effective for fiscal years beginning after June 15, 1999. SFAS 133 requires an entity to recognize all of its derivatives as either assets or liabilities in its statement of financial position and measure those instruments at fair value. If certain conditions are met, such instruments may be designated as hedges. Changes in the value of hedge instruments would not impact earnings, except to the extent that the instrument is not perfectly effective as a hedge. An entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use in assessing the effectiveness of the derivative. If the pronouncement was currently in effect, MidAmerican believes it would not have a material impact on its results of operations or financial condition.

     In November 1998, the Emerging Issues Task Force (EITF) of the FASB released EITF Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," effective for fiscal years beginning after December 15, 1998. In this issue, the EITF provides guidance on how energy trading activities are to be accounted for on a company's income statement. Current accounting practice varies throughout the energy industry. Historically, a "settlement" basis of accounting has been used, meaning the earnings impact of energy contracts was recognized when such contracts were physically settled. As these type of contracts become more complicated or as the operation of the group conducting these activities takes on more characteristics of a trading function, the EITF has concluded that such contracts must be recorded at fair value, and the net change in value recorded in income. The EITF outlines a number of indicators to consider in determining whether an operation is engaged in "trading activities." Presently, MidAmerican's operation does not meet the definition of "trading", and hence it continues to use settlement accounting. However, if the nature of MidAmerican's trading activity changes, there will need to be a transition to fair value accounting.

                           MIDAMERICAN ENERGY COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31
                                                        -----------------------------------------
                                                            1998          1997           1996
                                                        -----------    -----------    -----------
OPERATING REVENUES
Regulated electric ..................................   $ 1,169,810    $ 1,126,300    $ 1,099,008
Regulated gas .......................................       429,870        536,306        536,753
Nonregulated ........................................       107,509         65,249         38,592
                                                        -----------    -----------    -----------
                                                          1,707,189      1,727,855      1,674,353
                                                        -----------    -----------    -----------
OPERATING EXPENSES
Regulated:
  Cost of fuel, energy and capacity .................       227,870        235,760        234,317
  Cost of gas sold ..................................       243,451        346,016        345,014
  Other operating expenses ..........................       460,937        429,794        350,174
  Maintenance .......................................       107,891         98,090         88,621
  Depreciation and amortization .....................       182,211        170,540        164,592
  Property and other taxes ..........................        99,163        101,317         92,630
                                                        -----------    -----------    -----------
                                                          1,321,523      1,381,517      1,275,348
                                                        -----------    -----------    -----------
Nonregulated:
  Cost of sales .....................................        88,390         54,522         31,197
  Other .............................................        16,356          4,507          1,634
                                                        -----------    -----------    -----------
                                                            104,746         59,029         32,831
                                                        -----------    -----------    -----------
Total operating expenses ............................     1,426,269      1,440,546      1,308,179
                                                        -----------    -----------    -----------

OPERATING INCOME ....................................       280,920        287,309        366,174
                                                        -----------    -----------    -----------

NON-OPERATING INCOME
Interest and dividend income ........................         6,116          2,332          1,598
Other, net ..........................................        (6,477)         6,147         (3,361)
                                                        -----------    -----------    -----------
                                                               (361)         8,479         (1,763)
                                                        -----------    -----------    -----------
FIXED CHARGES
Interest on long-term debt ..........................        70,193         78,120         79,434
Other interest expense ..............................        14,128         10,027         10,842
Preferred dividends of subsidiary trust .............         7,980          7,980            288
Allowance for borrowed funds ........................        (3,377)        (2,597)        (4,212)
                                                        -----------    -----------    -----------
                                                             88,924         93,530         86,352
                                                        -----------    -----------    -----------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES       191,635        202,258        278,059
INCOME TAXES ........................................        76,042         76,317        112,927
                                                        -----------    -----------    -----------
INCOME FROM CONTINUING OPERATIONS ...................       115,593        125,941        165,132
LOSS FROM DISCONTINUED OPERATIONS ...................             -              -        (10,161)
                                                        -----------    -----------    -----------
NET INCOME ..........................................       115,593        125,941        154,971
PREFERRED DIVIDENDS .................................         4,952          6,488         10,401
                                                        -----------    -----------    -----------

EARNINGS ON COMMON STOCK ............................   $   110,641    $   119,453    $   144,570
                                                        ===========    ===========    ===========



The accompanying notes are an integral part of these statements.

                          MIDAMERICAN ENERGY COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                        AS OF DECEMBER 31
                                                                     -----------------------
                                                                        1998         1997
                                                                     ----------   ----------
ASSETS
UTILITY PLANT
Electric .........................................................   $4,258,061   $4,087,924
Gas ..............................................................      786,169      756,874
                                                                     ----------   ----------
                                                                      5,044,230    4,844,798
Less accumulated depreciation and amortization ...................    2,428,954    2,277,110
                                                                     ----------   ----------
                                                                      2,615,276    2,567,688
Construction work in progress ....................................       26,369       55,418
                                                                     ----------   ----------
                                                                      2,641,645    2,623,106
                                                                     ----------   ----------

POWER PURCHASE CONTRACT ..........................................      150,401      173,107
                                                                     ----------   ----------
CURRENT ASSETS
Cash and cash equivalents ........................................        5,370        9,318
Receivables ......................................................      168,764      184,153
Inventories ......................................................       92,745       84,298
Other ............................................................       32,126        6,174
                                                                     ----------   ----------
                                                                        299,005      283,943
                                                                     ----------   ----------

INVESTMENTS AND NONREGULATED PROPERTY, NET .......................      183,279      115,029
                                                                     ----------   ----------

OTHER ASSETS .....................................................      311,200      347,122
                                                                     ----------   ----------

TOTAL ASSETS .....................................................   $3,585,530   $3,542,307
                                                                     ==========   ==========

CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common shareholder's equity ......................................   $  972,278   $  985,744
MidAmerican preferred securities, not subject to mandatory
    redemption ...................................................       31,759       31,763
Preferred securities, subject to mandatory redemption:
  MidAmerican preferred securities ...............................       50,000       50,000
  MidAmerican-obligated preferred securities of subsidiary trust
    holding solely MidAmerican junior subordinated debentures.....      100,000      100,000
Long-term debt (excluding current portion) .......................      870,069      920,203
                                                                     ----------   ----------
                                                                      2,024,106    2,087,710
                                                                     ----------   ----------
CURRENT LIABILITIES
Notes payable ....................................................      206,221      122,500
Current portion of long-term debt ................................       60,897      124,460
Current portion of power purchase contract .......................       15,034       14,361
Accounts payable .................................................      159,420      128,390
Taxes accrued ....................................................      106,132       91,449
Interest accrued .................................................       13,473       20,616
Other ............................................................       35,405       22,598
                                                                     ----------   ----------
                                                                        596,582      524,374
                                                                     ----------   ----------
OTHER LIABILITIES
Power purchase contract ..........................................       68,093       83,143
Deferred income taxes ............................................      584,675      592,840
Investment tax credit ............................................       77,421       83,127
Other ............................................................      234,653      171,113
                                                                     ----------   ----------
                                                                        964,842      930,223
                                                                     ----------   ----------
TOTAL CAPITALIZATION AND LIABILITIES .............................   $3,585,530   $3,542,307
                                                                     ==========   ==========

The accompanying notes are an integral part of these statements.

                           MIDAMERICAN ENERGY COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                         YEARS ENDED DECEMBER 31
                                                                  -----------------------------------
                                                                     1998         1997         1996
                                                                  ---------    ---------    ---------

NET CASH FLOWS FROM OPERATING ACTIVITIES
Net income ....................................................   $ 115,593    $ 125,941    $ 154,971
Adjustments to reconcile net income to net cash provided:
   Depreciation and amortization ..............................     198,616      194,287      185,657
   Net decrease in deferred income taxes and
     investment tax credit, net ...............................     (18,379)     (32,645)      (3,111)
   Amortization of other assets ...............................      40,076       33,112       20,541
   Loss from discontinued operations ..........................           -            -       10,161
   Gain on sale of assets and long-term investments ...........           -            -       (6,104)
   Impact of changes in working capital .......................      42,367       17,003      (58,371)
   Other ......................................................       2,734      (28,160)      23,689
                                                                  ---------    ---------    ---------
     Net cash provided ........................................     381,007      309,538      327,433
                                                                  ---------    ---------    ---------

NET CASH FLOWS FROM INVESTING ACTIVITIES
Utility construction expenditures .............................    (193,354)    (166,932)    (154,198)
Quad Cities Nuclear Power Station decommissioning trust fund ..     (11,409)      (9,819)      (8,607)
Deferred energy efficiency expenditures .......................           -      (12,258)     (20,390)
Nonregulated capital expenditures .............................     (21,065)      (5,920)      (2,970)
Proceeds from sale of assets and other investments ............      19,854            -       11,620
Investment in discontinued operations .........................           -            -       10,100
Other investing activities, net ...............................         799         (788)         734
                                                                  ---------    ---------    ---------
   Net cash used ..............................................    (205,175)    (195,717)    (163,711)
                                                                  ---------    ---------    ---------

NET CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid ................................................    (129,152)    (126,988)    (131,171)
Issuance of long-term debt, net of issuance cost ..............     158,414            -       99,500
Retirement of long-term debt, including reacquisition cost ....    (282,759)     (92,524)     (72,111)
Reacquisition of preferred shares .............................          (4)          (6)     (58,176)
Issuance of preferred securities, net of issuance cost ........           -            -       96,850
Cash inflows (outflows) of accounts receivable securitization .     (10,000)      70,000            -
Net increase (decrease) in notes payable ......................      83,721      (39,200)     (23,100)
                                                                  ---------    ---------    ---------
   Net cash used ..............................................    (179,780)    (188,718)     (88,208)
                                                                  ---------    ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..........      (3,948)     (74,897)      75,514
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ................       9,318       84,215        8,701
                                                                  ---------    ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR ......................   $   5,370    $   9,318    $  84,215
                                                                  =========    =========    =========

ADDITIONAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized .....................   $  89,932    $  90,718    $  80,881
                                                                  =========    =========    =========
Income taxes paid .............................................   $  89,130    $ 112,492    $ 103,627
                                                                  =========    =========    =========

The accompanying notes are an integral part of these statements.

                           MIDAMERICAN ENERGY COMPANY
                    CONSOLIDATED STATEMENTS OF CAPITALIZATION
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                       AS OF DECEMBER 31
                                                                          --------------------------------------------
                                                                                 1998                    1997
                                                                          -------------------     --------------------

COMMON SHAREHOLDER'S EQUITY
Common shares, no par; 350,000,000 shares authorized;
    70,980,203 shares outstanding....................................     $   560,656             $   560,563
Retained earnings....................................................         411,622                 425,181
                                                                          -----------             -----------
                                                                              972,278   48.0%         985,744    47.2%
                                                                          -----------   -----     -----------    -----
PREFERRED SECURITIES (100,000,000 SHARES AUTHORIZED)
Cumulative shares outstanding not subject to mandatory redemption:
  $3.30 Series, 49,451 and 49,481 shares, respectively...............           4,945                   4,948
  $3.75 Series, 38,305 and 38,310 shares, respectively...............           3,831                   3,831
  $3.90 Series, 32,630 shares .......................................           3,263                   3,263
  $4.20 Series, 47,362 and 47,369 shares, respectively...............           4,736                   4,737
  $4.35 Series, 49,945 shares........................................           4,994                   4,994
  $4.40 Series, 50,000 shares........................................           5,000                   5,000
  $4.80 Series, 49,898 shares........................................           4,990                   4,990
                                                                          -----------             -----------
                                                                               31,759    1.6%          31,763     1.5%
                                                                          -----------   -----     -----------    -----
Cumulative shares outstanding; subject to mandatory redemption:
  $5.25 Series, 100,000 shares.......................................          10,000                  10,000
  $7.80 Series, 400,000 shares.......................................          40,000                  40,000
                                                                          -----------             -----------
                                                                               50,000    2.5%          50,000     2.4%
                                                                          -----------  ------     -----------   ------
MIDAMERICAN-OBLIGATED PREFERRED SECURITIES
MidAmerican-obligated mandatorily redeemable cumulative
  preferred  securities of subsidiary trust holding solely
  MidAmerican junior subordinated debentures:
  7.98% series, 4,000,000 shares outstanding.........................         100,000    4.9%         100,000     4.8%
                                                                          -----------  ------     -----------   ------

LONG-TERM DEBT
Mortgage bonds:
  7.875% Series, due 1999............................................               -                  60,000
  6% Series, due 2000................................................          35,000                  35,000
  6.75% Series, due 2000.............................................          75,000                  75,000
  7.125% Series, due 2003............................................         100,000                 100,000
  7.70% Series, due 2004.............................................          55,630                  55,630
  7% Series, due 2005................................................          90,500                  90,500
  7.375% Series, due 2008............................................          75,000                  75,000
  8% Series, due 2022................................................               -                  50,000
  7.45% Series, due 2023.............................................           6,940                   6,940
  8.125% Series, due 2023............................................               -                 100,000
  6.95% Series, due 2025.............................................          12,500                  12,500
Pollution control revenue obligations:
  5.15% to 5.75% Series, due periodically through 2003...............           7,704                   8,064
  5.95% Series, due 2023 (secured by general mortgage bonds).........          29,030                  29,030


The accompanying notes are an integral part of these statements.

                           MIDAMERICAN ENERGY COMPANY
                    CONSOLIDATED STATEMENTS OF CAPITALIZATION
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                        AS OF DECEMBER 31
                                                                           -------------------------------------------
                                                                                  1998                    1997
                                                                           ------------------      -------------------

LONG-TERM DEBT (CONTINUED)
   Variable rate series -
      Due 2016 and 2017, 3.7% .......................................      $   37,600              $   37,600
      Due 2023 (secured by general mortgage bond, 3.7%)..............          28,295                  28,295
      Due 2023, 3.7%.................................................           6,850                   6,850
      Due 2024, 3.7%.................................................          34,900                  34,900
      Due 2025, 3.7%.................................................          12,750                  12,750
Notes:
    8.75% Series, due 2002...........................................             240                     240
    6.5% Series, due 2001............................................         100,000                 100,000
    6.375% Series, due 2006..........................................         160,000                       -
    6.4% Series, due 2003 through 2007...............................           2,000                   2,000
Obligation under capital lease.......................................           2,055                   3,096
Unamortized debt premium and discount, net...........................          (1,925)                 (3,192)
                                                                           ----------              ----------
                                                                              870,069   43.0%         920,203    44.1%
                                                                           ----------  ------      ----------   ------

TOTAL CAPITALIZATION.................................................      $2,024,106  100.0%      $2,087,710   100.0%
                                                                           ==========  ======      ==========   ======


                           MIDAMERICAN ENERGY COMPANY
                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                  YEARS ENDED DECEMBER 31
                                                                          ----------------------------------------
                                                                            1998           1997            1996
                                                                          ---------      ---------       ---------

BEGINNING OF YEAR.................................................        $ 425,181      $ 426,228       $ 430,589
                                                                          ---------      ---------       ---------

NET INCOME........................................................          115,593        125,941         154,971
                                                                          ---------      ---------       ---------

DEDUCT (ADD):
(Gain) loss on reacquisition of preferred shares..................               (3)         1,433           1,572
Dividends declared on preferred shares............................            4,955          5,055           8,829
Dividends declared on common shares...............................          124,200        120,500         120,770
Dividend of investment in subsidiaries............................                -              -          28,161
                                                                          ---------     ----------      ----------
                                                                            129,152        126,988         159,332
                                                                          ---------     ----------      ----------

END OF YEAR.......................................................        $ 411,622      $ 425,181       $ 426,228
                                                                          =========      =========       =========


The accompanying notes are an integral part of these statements.

                           MIDAMERICAN ENERGY COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     (A) COMPANY STRUCTURE AND MERGER:


     MidAmerican Energy Company (MidAmerican) is a public utility with electric and natural gas operations and is the principal subsidiary of MHC Inc. (MHC). MHC is headquartered in Des Moines, Iowa, and has the following nonregulated subsidiaries: MidAmerican Capital Company, MidAmerican Realty Services Company and Midwest Capital Group, Inc. MHC is a wholly owned subsidiary of MidAmerican Funding, LLC, which is wholly owned subsidiary of MidAmerican Energy Holdings Company.

     The current corporate structure is the result of the merger transaction completed on March 12, 1999, (the Merger) involving MHC (formerly MidAmerican Energy Holdings Company), and CalEnergy Company, Inc. (CalEnergy). CalEnergy, through a reincorporation transaction, was renamed MidAmerican Energy Holdings Company (Holdings). Holdings is an exempt public utility holding company headquartered in Des Moines. References to MHC regarding information, events or transactions prior to the merger relate to the former MidAmerican Energy Holdings Company.

     MidAmerican was formed on July 1, 1995, as a result of the merger of Iowa-Illinois Gas and Electric Company, Midwest Resources Inc. (Resources) and Midwest Power Systems Inc., the utility subsidiary of Resources. Effective December 1, 1996, MHC became the parent company of MidAmerican, MidAmerican Capital and Midwest Capital. Prior to December 1, 1996, MidAmerican Capital and Midwest Capital were subsidiaries of MidAmerican. Accordingly, the consolidated financial statements of MidAmerican present amounts related to MidAmerican Capital and Midwest Capital as discontinued operations in 1996 to reflect their transfer to MHC. See Note (10) for additional information regarding the formation of the holding company in 1996.

     (B) CONSOLIDATION POLICY AND PREPARATION OF FINANCIAL STATEMENTS:

     The accompanying Consolidated Financial Statements include MidAmerican and its wholly owned subsidiaries. In 1998, MidAmerican reformatted its income statement to reflect certain nonregulated operations differently. Prior year amounts have been reclassified accordingly. All significant intercompany transactions have been eliminated.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

     (C) REGULATION:

     MidAmerican's utility operations are subject to the regulation of the Iowa Utilities Board (IUB), the Illinois Commerce Commission (ICC), the South Dakota Public Utilities Commission, and the Federal Energy Regulatory Commission
(FERC). MidAmerican's accounting policies and the accompanying Consolidated Financial Statements conform to generally accepted accounting principles applicable to rate-regulated enterprises and reflect the effects of the ratemaking process.

     Statement of Financial Accounting Standards (SFAS) No. 71 sets forth accounting principles for operations that are regulated and meet certain criteria. For operations that meet the criteria, SFAS 71 allows, among other things, the deferral of costs that would otherwise be expensed when incurred. A possible consequence of the changes in the utility industry is the discontinued applicability of SFAS 71. The majority of MidAmerican's electric and gas utility operations currently meet the criteria of SFAS 71, but its applicability is periodically reexamined. On December 16, 1997, MidAmerican's generation operations serving Illinois were no longer subject to the provisions of SFAS 71 due to passage of industry restructuring legislation in Illinois. Thus in 1997, MidAmerican was required to write off the regulatory assets and liabilities from its balance sheet related to its Illinois generation operations. The net amount of such write-offs was not material. If other portions of its utility operations no longer meet the criteria of SFAS 71, MidAmerican could be required to write off the related regulatory assets and liabilities from its balance sheet and thus, a material adjustment to earnings in that period could result. The following regulatory assets, primarily included in Other Assets in the Consolidated Balance Sheets, represent probable future revenue to MidAmerican because these costs are expected to be recovered in charges to utility customers (in thousands):

                                                   1998            1997
                                                 --------        --------


     Deferred income taxes...................    $148,036        $143,851
     Energy efficiency costs.................      74,509         111,471
     Debt refinancing costs..................      40,233          34,923
     FERC Order 636 transition costs.........           -           9,279
     Environmental costs.....................      23,427          20,417
     Enrichment facilities decommissioning...       8,659           8,781
     Unamortized costs of retired plant .....       3,537           5,771
     Other...................................       7,088           4,796
                                                 --------        --------
       Total.................................    $305,489        $339,289
                                                 ========        ========

     (D) REVENUE RECOGNITION:

     Revenues are recorded as services are rendered to customers. MidAmerican records unbilled revenues, and related energy costs, representing the estimated amount customers will be billed for services rendered between the meter-reading dates in a particular month and the end of such month. Accrued unbilled revenues were $79.8 million and $80.2 million at December 31, 1998 and 1997, respectively, and are included in Receivables on the Consolidated Balance Sheets.

     MidAmerican's Illinois and South Dakota jurisdictional sales, or approximately 12% of total retail electric sales, and the majority of its total retail gas sales are subject to adjustment clauses. These clauses allow MidAmerican to adjust the amounts charged for electric and gas service as the costs of gas, fuel for generation or purchased power change. The costs recovered in revenues through use of the adjustment clauses are charged to expense in the same period.

     (E) DEPRECIATION AND AMORTIZATION:

     MidAmerican's provisions for depreciation and amortization for its utility operations are based on straight-line composite rates. The average depreciation and amortization rates for the years ended December 31 were as follows:


                                             1998     1997     1996
                                             ----     ----     ----

    Electric..........................       3.9%     3.8%     3.8%
    Gas...............................       3.4%     3.4%     3.7%

     Utility plant is stated at original cost which includes overhead costs, administrative costs and an allowance for funds used during construction.

     The cost of repairs and minor replacements is charged to maintenance expense. Property additions and major property replacements are charged to plant accounts. The cost of depreciable units of utility plant retired or disposed of in the normal course of business are eliminated from the utility plant accounts and such cost, plus net removal cost, is charged to accumulated depreciation.

     An allowance for the estimated annual decommissioning costs of the Quad Cities Nuclear Power Station (Quad Cities Station) equal to the level of funding is included in depreciation expense. See Note 4(e) for additional information regarding decommissioning costs.

     (F) INVESTMENTS AND NONREGULATED PROPERTY, NET:

     Investments and Nonregulated Property, Net includes the following amounts as of December 31 (in thousands):

                                                  1998          1997
                                                --------      --------

     Nuclear decommissioning trust fund....     $116,973      $ 93,251
     Corporate owned life insurance........       43,945             -
     Coal transportation property..........       11,562        11,626
     Other.................................       10,799        10,152
                                                --------      --------
       Total...............................     $183,279      $115,029
                                                ========      ========

     Investments held by the nuclear decommissioning trust fund for the Quad Cities Station units are classified as available-for-sale and are reported at fair value with net unrealized gains and losses reported as adjustments to the accumulated provision for nuclear decommissioning.

     (G) CONSOLIDATED STATEMENTS OF CASH FLOWS:

     MidAmerican considers all cash and highly liquid debt instruments purchased with a remaining maturity of three months or less to be cash and cash equivalents for purposes of the Consolidated Statements of Cash Flows.

     Net cash provided (used) from changes in working capital, net of effects from discontinued operations was as follows (in thousands):

                                         1998         1997          1996
                                        -------      -------      --------

     Receivables...................     $25,389      $  (209)     $(55,014)
     Inventories...................      (8,447)       6,566        (7,311)
     Other current assets .........     (25,952)       1,602         9,118
     Accounts payable..............      31,030        5,416         6,543
     Taxes accrued.................      14,683        9,111         3,345
     Interest accrued..............      (7,143)      (3,629)          603
     Other current liabilities.....      12,807       (1,854)      (15,655)
                                        -------      -------      --------
       Total.......................     $42,367      $17,003      $(58,371)
                                        =======      =======      ========

     MidAmerican distributed the capital stock of MidAmerican Capital and Midwest Capital to MHC. See Note (10) for additional information.

     (H) ACCOUNTING FOR LONG-TERM POWER PURCHASE CONTRACT:

     Under a long-term power purchase contract with Nebraska Public Power District (NPPD), expiring in 2004, MidAmerican purchases one-half of the output of the 778-megawatt Cooper Nuclear Station (Cooper). The Consolidated Balance Sheets include a liability for MidAmerican's fixed obligation to pay 50% of NPPD's Nuclear Facility Revenue Bonds and other fixed liabilities. A like amount representing MidAmerican's right to purchase power is shown as an asset.

     Cooper capital improvement costs prior to 1997, including carrying costs, were deferred in accordance with then applicable rate regulation, and are being amortized and recovered in rates over either a five-year period or the term of the NPPD contract. Beginning July 11, 1997, the Iowa portion of capital improvement costs is recovered currently from customers and is expensed as incurred. MidAmerican began charging the remaining Cooper capital improvement costs to expense as incurred in January 1997.

     The fuel cost portion of the power purchase contract is included in Cost of Fuel, Energy and Capacity on the Consolidated Statements of Income. All other costs MidAmerican incurs in relation to its long-term power purchase contract with NPPD are included in Other Operating Expenses on the Consolidated Statements of Income.

     See Notes 4(d), 4(e) and 4(f) for additional information regarding the power purchase contract.

     (I) ACCOUNTING FOR DERIVATIVES:

     MidAmerican uses gas futures contracts and swap contracts to reduce the volatility in the price of natural gas purchased to meet the needs of its customers. Investments in natural gas futures contracts, which total $0.3 million and $1.5 million as of December 31, 1998 and 1997, respectively, are included in Receivables on the Consolidated Balance Sheets. Gains and losses on gas futures contracts that qualify for hedge accounting are deferred and reflected as adjustments to the carrying value of the hedged item or included in Other Assets on the Consolidated Balance Sheets until the underlying physical transaction is recorded if the instrument is used to hedge an anticipated future transaction. The net gain or loss on gas futures contracts is included in the determination of income in the same period as the expense for the physical delivery of the natural gas. Realized gains and losses on gas futures contracts and the net amounts exchanged or accrued under the natural gas swap contracts are included in Cost of Gas Sold, or Nonregulated Cost of Sales consistent with the expense for the physical commodity. Deferred net gains (losses) related to the Company's gas futures contracts are $(1.9) million and $(0.4) million as of December 31, 1998 and 1997, respectively.

     MidAmerican periodically evaluates the effectiveness of its natural gas hedging programs. If a high degree of correlation between prices for the hedging instruments and prices for the physical delivery is not achieved, the contracts are recorded at fair value and the gains or losses are included in the determination of income. At December 31, 1998, MidAmerican held the following hedging instruments:

                                                               Weighted Average
                                             Notional Volume     Market Value
                                                  (MMBtu)        (Per MMBtu)
                                             ---------------   ----------------
     Natural Gas Futures (Long)                  6,970,000         $1.857
     Natural Gas Futures (Short)                 7,320,000         $1.854
     Natural Gas Swaps (Variable to Fixed)      16,322,181
           Weighted average variable price                         $1.922
           Weighted average fixed price                            $2.098

(2)  LONG-TERM DEBT:

     MidAmerican's sinking fund requirements and maturities of long-term debt for 1999 through 2003 are $61 million, $111 million, $102 million, $2 million and $105 million, respectively.

     MidAmerican's Variable Rate Pollution Control Revenue Obligations bear interest at rates that are periodically established through remarketing of the bonds in the short-term tax-exempt market. MidAmerican, at its option, may change the mode of interest calculation for these bonds by selecting from among several alternative floating or fixed rate modes. The interest rate shown in the Consolidated Statements of Capitalization is the weighted average interest rate as of December 31, 1998 and 1997. MidAmerican maintains dedicated revolving credit facility agreements or renewable lines of credit to provide liquidity for holders of these issues.

     Substantially all of the former Iowa-Illinois Gas and Electric Company, a predecessor company, utility property and franchises, and substantially all of the former Midwest Power Systems Inc., a predecessor company, electric utility property in Iowa, or approximately 80% of gross utility property, is pledged to secure mortgage bonds.

(3)  JOINTLY OWNED UTILITY PLANT:

     Under joint plant ownership agreements with other utilities, MidAmerican had undivided interests at December 31, 1998, in jointly owned generating plants as shown in the table below.

     The dollar amounts below represent MidAmerican's share in each jointly owned unit. Each participant has provided financing for its share of each unit. Operating Expenses on the Consolidated Statements of Income include MidAmerican's share of the expenses of these units (dollars in millions).


                                       Nuclear                    Coal fired
                                    -----------   ------------------------------------------
                                                          Council
                                    Quad Cities   Neal    Bluffs    Neal   Ottumwa   Louisa
                                       Units      Unit     Unit     Unit    Unit      Unit
                                     No. 1 & 2    No. 3    No. 3    No. 4   No. 1     No. 1
                                     ---------    -----    -----    -----  ------    -------
     In service date                   1972       1975     1978     1979    1981      1983
     Utility plant in service          $242       $127     $298     $161    $210      $530
     Accumulated depreciation         $  98       $ 82     $175     $ 92    $109      $252
     Unit capacity-MW                 1,529        515      675      624     716       700
     Percent ownership                 25.0%      72.0%    79.1%    40.6%   52.0%     88.0%


(4)  COMMITMENTS AND CONTINGENCIES:

     (A) CAPITAL EXPENDITURES:

     Utility construction expenditures for 1999 are estimated to be $194 million, including $9 million for Quad Cities Station nuclear fuel.

     (B) MANUFACTURED GAS PLANT FACILITIES:

     The United States Environmental Protection Agency (EPA) and the state environmental agencies have determined that contaminated wastes remaining at certain decommissioned manufactured gas plant facilities may pose a threat to the public health or the environment if such contaminants are in sufficient quantities and at such concentrations as to warrant remedial action.

     MidAmerican is evaluating 27 properties which were, at one time, sites of gas manufacturing plants in which it may be a potentially responsible party
(PRP). The purpose of these evaluations is to determine whether waste materials are present, whether such materials constitute an environmental or health risk, and whether MidAmerican has any responsibility for remedial action. MidAmerican is currently conducting field investigations at eighteen sites and has conducted interim removal actions at five of the eighteen sites. In addition, MidAmerican has completed investigations and removals at four sites. MidAmerican is continuing to evaluate several of the sites to determine the future liability, if any, for conducting site investigations or other site activity.

     MidAmerican's estimate of probable remediation costs for the sites discussed above as of December 31, 1998, was $24 million. This estimate has been recorded as a liability and a regulatory asset for future recovery. The ICC has approved the use of a tariff rider which permits recovery of the actual costs of litigation, investigation and remediation relating to former MGP sites. MidAmerican's present rates in Iowa provide for a fixed annual recovery of MGP costs. MidAmerican intends to pursue recovery of the remediation costs from other PRPs and its insurance carriers.

     The estimate of probable remediation costs is established on a site specific basis. The costs are accumulated in a three-step process. First, a determination is made as to whether MidAmerican has potential legal liability for the site and whether information exists to indicate that contaminated wastes remain at the site. If so, the costs of performing a preliminary investigation and the costs of removing known contaminated soil are accrued. As the investigation is performed and if it is determined remedial action is required, the best estimate of remediation costs is accrued. If necessary, the estimate is revised when a consent order is issued. The estimated recorded liabilities for these properties include incremental direct costs of the remediation effort, costs for future monitoring at sites and costs of compensation to employees for time expected to be spent directly on the remediation effort. The estimated recorded liabilities for these properties are based upon preliminary data. Thus, actual costs could vary significantly from the estimates. The estimate could change materially based on facts and circumstances derived from site investigations, changes in required remedial action and changes in technology relating to remedial alternatives. In addition, insurance recoveries for some or all of the costs may be possible, but the liabilities recorded have not been reduced by any estimate of such recoveries.

     Although the timing of potential incurred costs and recovery of such costs in rates may affect the results of operations in individual periods, management believes that the outcome of these issues will not have a material adverse effect on MidAmerican's financial position or results of operations.

     (C) CLEAN AIR ACT:

     Following recommendations provided by the Ozone Transport Assessment Group, the EPA, in November 1997, issued a Notice of Proposed Rulemaking which identified 22 states and the District of Columbia as making a significant contribution to nonattainment of the ozone standard in downwind states in the eastern half of the United States. In September 1998, the EPA issued its final rules in this proceeding. Iowa is not subject to the emissions reduction requirements in the final rules, and, as such, MidAmerican's facilities are not currently subject to additional emissions reductions as a result of this initiative.

     On July 18, 1997, the EPA adopted revisions to the National Ambient Air Quality Standards (NAAQS) for ozone and a new standard for fine particulate matter. Based on data to be obtained from monitors located throughout each state, the EPA will determine which states have areas that do not meet the air quality standards (i.e., areas that are classified as nonattainment). If a state has area(s) classified as nonattainment area(s), the state is required to submit a State Implementation Plan specifying how it will reach attainment of the standards through emission reductions or other means. In August 1998, the Iowa Environmental Protection Commission adopted by reference the NAAQS for ozone and fine particulate matter.

     The impact of the new standards on MidAmerican will depend on the attainment status of the areas surrounding MidAmerican's operations and MidAmerican's relative contribution to the nonattainment status. The attainment status of areas in the state of Iowa will not be known for two to three years. However, if MidAmerican's operations are determined to contribute to nonattainment, the installation of additional control equipment, such as scrubbers and/or selective catalytic reduction, on MidAmerican's units could be required. The cost to install such equipment could be significant. MidAmerican will continue to follow the attainment status of the areas in which it operates and evaluate the potential impact of the status of these areas on MidAmerican under the new regulations.

     (D) LONG-TERM POWER PURCHASE CONTRACT:

     Payments to NPPD cover one-half of the fixed and operating costs of Cooper (excluding depreciation but including debt service) and MidAmerican's share of nuclear fuel cost (including nuclear fuel disposal) based on energy delivered. The debt service portion is approximately $1.5 million per month for 1999 and is not contingent upon the plant being in service. In addition, MidAmerican pays one-half of NPPD's decommissioning funding related to Cooper.

     The debt amortization and Department of Energy (DOE) enrichment plant decontamination and decommissioning component of MidAmerican's payments to NPPD were $14.4 million, $13.8 million and $14.5 million and the net interest component was $2.9 million, $3.8 million and $3.6 million each for the years 1998, 1997 and 1996, respectively.

     MidAmerican's payments for the debt principal portion of the power purchase
contract   obligation  and  the  DOE  enrichment   plant   decontamination and
decommissioning payments are $15.0 million, $15.8 million, $16.6 million, $17.4 million and $18.3 million, for 1999 through 2003, respectively.

     (E) DECOMMISSIONING COSTS:

     Based on site-specific decommissioning studies that include decontamination, dismantling, site restoration and dry fuel storage cost, MidAmerican's share of expected decommissioning costs for Cooper and Quad Cities Station, in 1998 dollars, is $256 million and $242 million, respectively. In Illinois, nuclear decommissioning costs are included in customer billings through a mechanism that permits annual adjustments. Such costs are reflected as base rates in Iowa tariffs.

     For purposes of developing a decommissioning funding plan for Cooper, NPPD assumes that decommissioning costs will escalate at an annual rate of 4.0%. Although Cooper's operating license expires in 2014, the funding plan assumes decommissioning will start in 2004, the anticipated plant shutdown date.

     As of December 31, 1998, MidAmerican's share of funds set aside by NPPD in internal and external accounts for decommissioning was $97.5 million. In addition, the funding plan also assumes various funds and reserves currently held to satisfy NPPD bond resolution requirements will be available for plant decommissioning costs after the bonds are retired in early 2004. The funding schedule assumes a long-term return on funds in the trust of 6.75% annually. Certain funds will be required to be invested on a short-term basis when decommissioning begins and are assumed to earn at a rate of 4.0% annually. NPPD is recognizing decommissioning costs over the life of the power sales contract. MidAmerican makes payments to NPPD related to decommissioning Cooper. These payments are included in MidAmerican's power purchase costs. The Cooper decommissioning component of MidAmerican's payments to NPPD was $7.9 million, $11.3 million and $9.9 million for the years 1998, 1997, and 1996, respectively, and is included in Other Operating Expenses in the Consolidated Statements of Income. Earnings from the internal and external trust funds, which are recognized by NPPD as the owner of the plant, are tax exempt and serve to reduce future funding requirements.

     External trusts have been established for the investment of funds for decommissioning the Quad Cities Station. The total accrued balance as of December 31, 1998, was $117.0 million and is included in Other Liabilities and a like amount is reflected in Investments and represents the fair value of the assets held in the trusts.

     MidAmerican's provision for depreciation included costs for Quad Cities Station nuclear decommissioning of $11.4 million, $9.8 million and $8.6 million for 1998, 1997 and 1996, respectively. The provision charged to expense is equal to the funding that is being collected in rates. The decommissioning funding component of MidAmerican's Illinois and Iowa tariffs assumes decommissioning costs, related to the Quad Cities Station, will escalate at an annual rate of 4.9% and the assumed annual return on funds in the trust is 6.9%. Earnings, net of investment fees, on the assets in the trust fund were $1.7 million, $4.5 million and $3.2 million for 1998, 1997 and 1996, respectively. See Note (14) for information regarding unrealized gains and losses.

     (F) NUCLEAR INSURANCE:

     MidAmerican maintains financial protection against catastrophic loss associated with its interest in Quad Cities Station and Cooper through a combination of insurance purchased by NPPD (the owner and operator of Cooper) and Commonwealth Edison (ComEd, the joint owner and operator of Quad Cities Station), insurance purchased directly by MidAmerican, and the mandatory industry-wide loss funding mechanism afforded under the Price-Anderson Amendments Act of 1988. The general types of coverage are: nuclear liability, property coverage and nuclear worker liability.

     NPPD and ComEd each purchase nuclear liability insurance for Cooper and Quad Cities Station, respectively, in the maximum available amount of $200 million. In accordance with the Price-Anderson Amendments Act of 1988, excess liability protection above that amount is provided by a mandatory industry-wide program under which the licensees of nuclear generating facilities could be assessed for liability incurred due to a serious nuclear incident at any commercial nuclear reactor in the United States. Currently, MidAmerican's aggregate maximum potential share of such an assessment for Cooper and Quad Cities Station combined is $88.1 million per incident, payable in installments not to exceed $10 million annually.

     The property coverage provides for property damage, stabilization and decontamination of the facility, disposal of the decontaminated material and premature decommissioning. For Quad Cities Station, ComEd purchases primary and excess property insurance protection for the combined interests in Quad Cities, with coverage limits totalling $2.1 billion. For Cooper, MidAmerican and NPPD separately purchase primary and excess property insurance protection for their respective obligations, with coverage limits of $1.375 billion each. This structure provides that both MidAmerican and NPPD are covered for their respective 50% obligation in the event of a loss totalling up to $2.75 billion. MidAmerican also directly purchases extra expense/business interruption coverage for its share of replacement power and/or other extra expenses in the event of a covered accidental outage at Cooper or Quad Cities Station. The coverages purchased directly by MidAmerican, and the property coverages purchased by ComEd, which includes the interests of MidAmerican, are underwritten by an industry mutual insurance company and contain provisions for retrospective premium assessments should two or more full policy-limit losses occur in one policy year. Currently, the maximum retrospective amounts that could be assessed against MidAmerican from industry mutual policies for its obligations associated with Cooper and Quad Cities Station combined, total $11.2 million.

     The master nuclear worker liability coverage, which is purchased by NPPD and ComEd for Cooper and Quad Cities Station, respectively, is an industry-wide guaranteed-cost policy with an aggregate limit of $200 million for the nuclear industry as a whole, which is in effect to cover tort claims of workers in nuclear-related industries as a result of radiation exposure.

     (G) COAL AND NATURAL GAS CONTRACT COMMITMENTS:

     MidAmerican has entered into supply and related transportation contracts for its fossil fueled generating stations. The contracts, with expiration dates ranging from 1999 to 2003, require minimum payments of $110.2 million, $75.8 million, $28.0 million, $8.1 million and $2.6 million for the years 1999 through 2003, respectively. MidAmerican expects to supplement these coal contracts with spot market purchases to fulfill its future fossil fuel needs.

     MidAmerican has entered into various natural gas supply and transportation contracts for its utility operations. The minimum commitments under these contracts are $57.4 million, $40.1 million, $33.3 million, $18.7 million and $13.7 million for the years 1999 through 2003, respectively, and $60.7 million for the total of the years thereafter.

     (H) OPERATING LEASE COMMITMENTS:

     MidAmerican has entered into various operating lease agreements covering facilities, computer and transportation equipment. Rental payments on operating leases were $23.2 million for 1998, $20.4 million for 1997, and $21.1 million for 1996. The approximate minimum annual commitments under all operating leases are $13.3 million, $11.8 million, $7.1 million, $5.5 million and $3.8 million for the years 1999 through 2003, respectively, and $3.6 million for the total of the years thereafter.

(5)  COMMON SHAREHOLDER'S EQUITY:

     Common shares outstanding changed during the years ended December 31 as shown in the table below (in thousands):


                                            1998                   1997                    1996
                                   --------------------    -------------------    --------------------
                                    Amount      Shares      Amount      Shares     Amount      Shares
                                    ------      ------      ------      ------     ------      ------

Balance, beginning of year.......  $560,563     70,980     $560,597    100,752     $801,227    100,752

Changes due to:
Cancellation of common shares....         -          -            -    (29,772)           -          -
Stock options....................         -          -            -          -          623          -
Capital stock expense  ..........         -          -            -          -         (391)         -
Distribution of investment in
    subsidiaries to Holdings.....         -          -            -          -     (240,862)         -
Other............................        93          -         (34)          -            -          -
                                   --------    -------     --------    -------     --------    -------
Balance, end of year.............  $560,656     70,980     $560,563     70,980     $560,597    100,752
                                   ========    =======     ========    =======     ========    =======

(6)  RETIREMENT PLANS:

     MidAmerican has primarily noncontributory defined benefit pension plans covering substantially all employees of MidAmerican and its affiliates, MidAmerican Capital and Midwest Capital. No detail segregation of the data is available by company. Employees of MidAmerican represent approximately 95% of the payroll covered under these plans. Benefits under the plans are based on participants' compensation, years of service and age at retirement. Funding is based upon the actuarially determined costs of the plans and the requirements of the Internal Revenue Code and the Employee Retirement Income Security Act. MidAmerican has been allowed to recover funding contributions in rates.

     MidAmerican currently provides certain health care and life insurance (postretirement) benefits for retired employees of MidAmerican and its affiliates, MidAmerican Capital and Midwest Capital. No detailed segregation of the data is available by company. Employees of MidAmerican represent approximately 99% of the participants covered under these plans. Under the plans, substantially all of MidAmerican's employees may become eligible for these benefits if they reach retirement age while working for MidAmerican. However, MidAmerican retains the right to change these benefits anytime at its discretion. MidAmerican expenses postretirement benefit costs on an accrual basis and includes provisions for such costs in rates.

     MidAmerican  also  maintains  noncontributory,   nonqualified  supplemental
executive retirement plans for active and retired participants.

     Net periodic pension, supplemental retirement and postretirement benefit costs included the following components for MidAmerican and the aforementioned affiliates for the years ended December 31 (in thousands):


                                                             Pension Cost                  Postretirement Cost
                                                ---------------------------------     -----------------------------
                                                  1998         1997        1996         1998       1997       1996
                                                --------     --------    --------     --------   --------   -------

Service cost................................    $ 11,284     $ 10,092    $ 12,323     $ 3,558    $ 2,680    $ 2,118
Interest cost...............................      29,941       29,623      31,109       9,344      8,822      8,341
Expected return on plan assets..............     (42,578)     (37,617)    (33,635)     (3,651)    (2,573)    (1,895)
Amortization of net transition obligation...      (2,591)      (2,591)     (2,591)      5,291      5,291      5,291
Amortization of prior service cost..........       1,871        1,871       3,183         650        650          -
Amortization of prior year (gain) loss......      (2,802)      (1,797)        806           -       (298)         -
Regulatory deferral of incurred cost........           -        5,423         568           -      4,888      5,112
                                                --------     --------    --------     -------    -------    -------
    Net periodic (benefit) cost.............    $ (4,875)    $  5,004    $ 11,763     $15,192    $19,460    $18,967
                                                ========     ========    ========     =======    =======    =======

     The pension plan assets are in external trusts and are comprised of corporate equity securities, United States government debt, corporate bonds, and insurance contracts. Postretirement benefit plans assets are in external trusts and are comprised primarily of corporate equity securities, corporate bonds, money market investment accounts and municipal bonds.

     Although the supplemental executive retirement plans had no plan assets as of December 31, 1998, MidAmerican had Rabbi trusts which held corporate-owned life insurance to provide funding for the future cash requirements. Because these plans are nonqualified, the fair value of these assets is not included in the following table. The cash value of the life insurance policies was $27.2 million and $21.5 million as of December 31, 1998 and 1997, respectively.

     The projected benefit obligation and accumulated benefit obligation for the supplemental incentive retirement plans were $55.1 million and $49.9 million, respectively, as of December 31, 1998, and $48.6 million and $40.3 million, respectively, as of December 31, 1997.

     The following table presents a reconciliation of the beginning and ending balances of the benefit obligation, fair value of plan assets and the funded status of MidAmerican and the aforementioned affiliate plans to the net amounts recognized in MHC's Consolidated Balance Sheets as of December 31 (dollars in thousands):

                                                      Pension Benefits       Postretirement Benefits
                                                   ----------------------    -----------------------
                                                     1998         1997         1998         1997
                                                   ---------    ---------    --------     --------
Reconciliation of benefit obligation:
Benefit obligation at beginning of year ........   $ 430,043    $ 428,713    $ 127,347    $ 116,505
Service cost ...................................      11,285       10,091        3,558        2,680
Interest cost ..................................      29,941       29,623        9,344        8,822
Participant contributions ......................         127          125        1,404        1,704
Plan amendments ................................           -      (16,211)     (21,607)       8,927
Actuarial (gain) loss ..........................      15,793        8,088        9,463       (3,025)
Benefits paid ..................................     (30,714)     (30,386)      (9,321)      (8,266)
                                                   ---------    ---------    ---------    ---------
    Benefit obligation at end of year ..........     456,475      430,043      120,188      127,347
                                                   ---------    ---------    ---------    ---------

Reconciliation of the fair value of plan assets:
Fair value of plan assets at beginning of year .     483,668      427,828       52,174       36,783
Employer contributions .........................       3,445        6,362       10,095       19,668
Participant contributions ......................         127          125        1,404        1,704
Actual return on plan assets ...................      67,982       79,739        8,741        2,285
Benefits paid ..................................     (30,714)     (30,386)      (9,321)      (8,266)
                                                   ---------    ---------    ---------    ---------
    Fair value of plan assets at end of year ...     524,508      483,668       63,093       52,174
                                                   ---------    ---------    ---------    ---------

Funded status ..................................      68,033       53,625      (57,095)     (75,173)
Unrecognized net loss (gain) ...................    (101,860)     (95,051)      (6,873)     (11,248)
Unrecognized prior service cost ................      19,868       21,739        2,555        8,277
Unrecognized net transition obligation (asset) .     (13,748)     (16,339)      57,543       79,370
                                                   ---------    ---------    ---------    ---------
    Net amount recognized in MHC's
         Consolidated Balance sheets ...........   $ (27,707)   $ (36,026)   $  (3,870)   $   1,226
                                                   =========    =========    =========    =========

Amounts recognized in the Consolidated Balance
  Sheets of MHC consist of:
Prepaid benefit cost ...........................   $   4,350    $       -    $       -    $   1,226
Accrued benefit liability ......................     (49,874)     (47,591)      (3,870)           -
Intangible asset ...............................      17,817       11,565            -            -
                                                   ---------    ---------    ---------    ---------
    Net amount recognized ......................   $ (27,707)   $ (36,026)   $  (3,870)   $   1,226
                                                   =========    =========    =========    =========


                                                   Pension and Postretirement
                                                          Assumptions
                                                   --------------------------
                                                      1998          1997
                                                      -----         ----
Assumptions used were:
Discount rate...................................      6.75%         7.0%
Rate of increase in compensation levels.........       5.0%         5.0%
Weighted average expected long-term
  rate of return on assets......................       9.0%         9.0%

     The postretirement plan was amended on January 1, 1999, increasing the retiree co-payment for prescription drugs. This decrease in benefit obligation is reflected for December 31, 1998.

     For purposes of calculating the postretirement benefit obligation, it is assumed health care costs for covered individuals prior to age 65 will increase by 8.4% in 1999 and that the rate of increase thereafter will decline by 1.0% annually to an ultimate rate of 5.25% by the year 2003. For covered individuals age 65 and older, it is assumed health care costs will increase by 6.0% in 1999 and 5.5% in 2000.

     If the assumed health care trend rates used to measure the expected cost of benefits covered by the plans were increased by 1.0%, the total service and interest cost for 1998 would increase by $2.4 million, and the postretirement benefit obligation at December 31, 1998, would increase by $18.3 million. If the assumed health care trend rates were to decrease by 1.0%, the total service and interest cost for 1998 would decrease by $1.9 million and the postretirement benefit obligation at December 31, 1998, would decrease by $15.3 million.

     MidAmerican sponsors defined contribution pension plans (401(k) plans) covering substantially all employees of MidAmerican and its affiliates, MidAmerican Capital and Midwest Capital. MidAmerican's contributions to the plans for MidAmerican employees, which are based on each participant's level of contribution and cannot exceed four percent of each participant's salary or wages, were $5.6 million, $4.5 million and $4.0 million for 1998, 1997 and 1996, respectively.

(7) STOCK-BASED COMPENSATION PLANS:

     MidAmerican has stock-based compensation arrangements for employees and directors of MidAmerican and affiliates MidAmerican Capital and Midwest Capital, as described below. MidAmerican accounts for these plans under Accounting Principles Board Opinion No. 25 and the related interpretations. MidAmerican's allocated portion of total compensation cost recognized in income for stock-based compensation awards was $0.2 million, $1.2 million, and $0.6 million for 1998, 1997, and 1996, respectively. Had MidAmerican used Statement of Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS
123), pro-forma net income for common stock would be $110.2 million, $119.6 million, and $144.4 million, respectively.

     Stock options and performance share awards have been granted pursuant to the MidAmerican Energy Company 1995 Long-Term Incentive Plan (the "Plan"). Up to four million shares are authorized to be granted under the Plan.

     STOCK OPTIONS - Under the Plan, the Board of Directors of MHC granted options to purchase shares of common stock (the "Options") at the fair market value of the shares on the date of the grant. The options granted in 1998 and 1997 vest over a 3-year period at a rate of 33.3% per year and options granted in 1995 and 1996 vest over a 4-year period at a rate of 25% per year. Under the plan, all options expire ten years after the date of grant. At the effective time of the Merger, each outstanding option to purchase shares of common stock whether or not exercisable or vested, was assumed by Holdings and became an option to purchase shares of Holdings common stock based on a conversion factor of 0.9603. Stock option activity for 1998, 1997 and 1996, based on preconversion amounts, is summarized as follows:



                                             1998                            1997                        1996
                                     ----------------------        -----------------------        ----------------------
                                                   Weighted                       Weighted                   Weighted
                                                    Average                       Average                    Average
                                                   Exercise                       Exercise                   Exercise
                                      Number        Price          Number          Price          Number      Price
                                     --------      --------        ------         --------        ------     --------

Outstanding, beginning of year...    566,666         $15.12         800,000         $14.66        700,000      $14.50
Granted..........................    289,000         $25.25          46,666         $17.36        100,000      $15.75
Exercised........................    (70,000)        $14.50        (165,000)        $14.58              -           -
Forfeited........................    (10,000)        $17.38        (115,000)        $14.93              -           -
                                     -------                       --------                       -------
Outstanding, end of year.........    775,666         $18.72         566,666         $15.12        800,000      $14.66
                                     =======                       ========                       =======

Exercisable, end of year.........    369,710         $14.70         315,000         $14.54        175,000      $14.50
                                     =======         ======        ========

Weighted average fair value of
  options granted during year....      $3.21                          $1.66                       $1.48



     The fair value of the options granted were estimated as of the date of the grant using the Black-Scholes option pricing model. The model assumed:



                                  1998             1997             1996
                                --------        ---------         --------

Dividend rate per share......     $1.20          $  1.20          $  1.20
Expected volatility..........     17.52%           16.55%           17.62%
Expected life................   10 Years         10 Years         10 Years
Risk free interest rate......      5.27%            6.14%            6.53%

     The options outstanding at December 31, 1998, have an exercise price range of $14.50 to $25.25, with a weighted average contractual life of 8.27 years.

     PERFORMANCE SHARES - Under the Plan, participants were granted contingent shares of MHC common stock. The shares are contingent upon the attainment of specified performance measures within a 3-year performance period. During the performance period, the participant is entitled to receive dividends and vote the stock. The stock is vested upon achievement of the performance measures. If the specified criteria is not met within the 3-year performance period, the shares are forfeited. At the effective date of the Merger, each outstanding grant of performance shares whether or not vested was converted into the right to receive $27.15 in cash, payable to the grantee without interest.

     The following table provides certain information regarding contingent performance incentive shares granted under the Plan:


                                                    1998           1997          1996
                                                 --------       ---------     ---------
Number of performance shares granted.......        77,441          77,105        68,189
Fair value at date of grant (in thousands).      $  1,645       $   1,335     $   1,176
Weighted average per share amount..........      $21.2372       $ 17.3125     $ 17.2500
End of performance period..................       6/30/01         6/30/00       6/30/99

     In addition, MHC has granted 1,200 restricted shares to each non-employee director in 1998 and 800 restricted shares to each non-employee director in 1997 and 1996, respectively. Non-employee directors are restricted from disposing of granted shares until such time as they cease to be a director of the company. The following table provides certain information regarding the directors restricted shares granted under the Plan.

                                                   1998       1997       1996
                                                 --------   --------   --------

Number of shares granted ....................      14,400     11,200     12,000
Fair value at date of grant (in thousands) ..    $    295   $    194   $    207
Weighted average price per share amounts ....    $20.4658   $17.3125   $17.2500

     EMPLOYEE STOCK PURCHASE PLAN - Employees of MidAmerican and its affiliates were allowed to purchase MHC stock up to the lesser of 15% of their annual compensation or $25,000 at a 15% discount. The number of shares acquired by employees under the plan were 146,299, 140,943, and 150,899 in 1998, 1997 and 1996, respectively. MHC acquired shares in the open market for this plan. Participants who purchase shares under the Plan are required to hold purchased shares for 180 days.

(8)  SHORT-TERM BORROWING:

     Interim financing of working capital needs and the construction program may be obtained from the sale of commercial paper or short-term borrowing from banks. Information regarding short-term debt follows (dollars in thousands):


                                                          1998       1997       1996
                                                        --------   --------   --------

Balance at year-end   ................................  $206,221   $122,500   $161,700
Weighted average interest rate
  on year-end balance.................................     5.9%       5.9%       5.4%
Average daily amount outstanding
  during the year.....................................  $104,557   $110,472   $151,162
Weighted average interest rate
  on average daily amount outstanding during the year.     5.6%       5.7%       5.5%

     MidAmerican has authority from FERC to issue short-term debt in the form of commercial paper and bank notes aggregating $400 million. As of December 31, 1998, MidAmerican had a $250 million revolving credit facility and lines of credit totaling $90 million. In March 1999, an $85 million line of credit was terminated. MidAmerican's commercial paper borrowings are supported by the revolving credit facility and the lines of credit.

(9)  RATE MATTERS:

     As a result of a negotiated settlement in Illinois, MidAmerican reduced its Illinois electric service rates by annual amounts of $13.1 million and $2.4 million, effective November 3, 1996, and June 1, 1997, respectively. MidAmerican implemented an additional $0.9 million annual rate reduction for its Illinois residential customers, effective August 1, 1998, in connection with Illinois' electric utility restructuring law.

     On June 27, 1997, the IUB approved a March 1997 settlement agreement between MidAmerican, the Iowa Office of Consumer Advocate (OCA) and other parties. Four major components of the settlement and their status are as follows:

     1) On an annualized basis, prices for residential customers were reduced $8.5 million, $10.0 million and $5.0 million effective November 1, 1996, July 11, 1997, and June 1, 1998, respectively, for a total annual decrease of $23.5 million.

     2) Prices for industrial customers were reduced by $6 million annually and prices for commercial customers were reduced by $4 million annually. MidAmerican was given permission to implement these reductions through a retail access pilot project, negotiated individual contracts and tariffed rate reductions. On January 1, 1999, MidAmerican reduced base rates for certain non-contract commercial customers by approximately $1.5 million annually, subject to IUB approval. Additionally, MidAmerican will make a one-time refund for reductions that were not in place by the June 1, 1998, deadline. The remainder of the commercial and industrial price reductions were achieved through negotiated contracts and a retail access pilot project.

     The negotiated contracts have differing terms and conditions as well as prices. The contracts range in length from five to ten years, and some have price renegotiation and early termination provisions exercisable by either party. The vast majority of the contracts are for terms of seven years or less, although, some large customers have agreed to 10-year contracts. Prices are set as fixed prices; however, many contracts allow for potential price adjustments with respect to environmental costs, government imposed public purpose programs, tax changes, and transition costs. While the contract prices are fixed (except for the potential adjustment elements), the costs MidAmerican incurs to fulfill these contracts will vary. On an aggregate basis the annual revenues under contract are approximately $180 million.

     3) The Iowa energy adjustment clause (EAC) was eliminated. Prior to July 11, 1997, MidAmerican collected fuel costs from Iowa customers on a current basis through the EAC, and thus, fuel costs had little impact on net income. Since then, base rates for Iowa customers include a factor for recovery of a representative level of fuel costs. If the actual per-unit fuel cost varies from that factor, pre-tax earnings are affected. The fuel cost factor was to be reviewed in February 1999 and adjusted prospectively if the actual 1998 fuel cost per unit varied by more than 15% above or below the factor included in base rates. Based on 1998 actual fuel costs, MidAmerican will reduce the fuel cost recovery factor in 1999 base rates. The estimated annual reduction in revenues associated with this adjustment is $1.1 million.

     4) If MidAmerican's annual Iowa electric jurisdictional return on common equity exceeds 12%, an equal sharing between customers and shareholders of earnings above the 12% level begins; if it exceeds 14%, two-thirds of MidAmerican's share of those earnings will be used for accelerated recovery of certain regulatory assets. The agreement precludes MidAmerican from filing for increased rates prior to 2001 unless the return on common equity falls below 9%. Other parties signing the agreement are prohibited from filing for reduced rates prior to 2001 unless the return on common equity, after reflecting credits to customers, exceeds 14%.

     Under a restructuring law enacted in 1997, a similar sharing mechanism is in place for Illinois operations. Two-year average ROE's greater than a two-year average benchmark will trigger an equal sharing of earnings on the excess. The benchmark is a calculation of average 30-year Treasury Bond rates plus 5.5% for 1998 and 1999 and 6.5% for 2000 through 2004. The initial calculation, due March 31, 2000, will be based on 1998 and 1999 results.

(10)  DISCONTINUED OPERATIONS:

     On April 24, 1996, MidAmerican shareholders approved a proposal to form MHC as a holding company for MidAmerican and its subsidiaries. Effective December 1, 1996, each share of MidAmerican common stock was exchanged for one share of MHC common stock. As part of the transaction, MidAmerican distributed the capital stock of MidAmerican Capital and Midwest Capital to MHC. The subsidiaries that were distributed to MHC have been reflected as discontinued operations for MidAmerican.

         In the third quarter of 1996 MidAmerican received a final settlement from the sale of a coal mining subsidiary which was reflected as a discontinued operation by a predecessor company in 1982. The final settlement, which resulted in an after-tax loss of $3.3 million, includes the reacquisition of preferred equity by the buyer and the settlement of reclamation reserves. Proceeds received from the settlement were $15 million.

     Revenues  from  discontinued   activities,   as  well  as  the  results  of
discontinued operations for the years ended December 31 are as follows (in thousands):

                                                1998        1997        1996
                                              --------    --------    ---------

OPERATING REVENUES ......................     $      -     $     -    $ 215,631
                                              ========     =======    =========

INCOME (LOSS) FROM OPERATIONS
   Income (loss) before income taxes ....     $      -     $     -    $  12,588
   Income tax benefit (expense) .........            -           -      (19,457)
                                              --------     -------    ---------
                                              $      -     $          $  (6,869)
                                              ========     =======    =========

LOSS ON DISPOSAL
   Loss before income taxes .............     $      -     $     -    $  (5,579)
   Income tax benefit ...................            -           -        2,287
                                              --------     -------    ---------
   Loss on Disposal .....................     $      -     $     -    $  (3,292)
                                              ========     =======    =========

(11)  CONCENTRATION OF CREDIT RISK:

     MidAmerican's electric utility operations serve 565,000 customers in Iowa, 85,000 customers in western Illinois and 3,000 customers in southeastern South Dakota. MidAmerican's gas utility operations serve 489,000 customers in Iowa, 65,000 customers in western Illinois, 64,000 customers in southeastern South Dakota and 4,000 customers in northeastern Nebraska. The largest communities served by MidAmerican are the Iowa and Illinois Quad-Cities; Des Moines, Sioux City, Cedar Rapids, Waterloo, Iowa City and Council Bluffs, Iowa; and Sioux Falls, South Dakota. MidAmerican's utility operations grant unsecured credit to customers, substantially all of whom are local businesses and residents. As of December 31, 1998, billed receivables from MidAmerican's utility customers totaled $20.1 million. As described in Note 18, billed receivables related to utility services have been sold to a wholly owned unconsolidated subsidiary.

(12)  PREFERRED SHARES:

     The $5.25 Series Preferred Shares, which were not redeemable prior to November 1, 1998 for any purpose, are subject to mandatory redemption on November 1, 2003 at $100 per share. The $7.80 Series Preferred Shares have sinking fund requirements under which 66,600 shares will be redeemed at $100 per share each May 1, beginning in 2001 through May 1, 2006.

     The total outstanding cumulative preferred stock of MidAmerican not subject to mandatory redemption requirements may be redeemed at the option of the Company at prices which, in the aggregate, total $32.2 million. The aggregate total the holders of all preferred stock outstanding at December 31, 1998, are entitled to upon involuntary bankruptcy is $181.8 million plus accrued dividends. Annual dividend requirements for all preferred stock outstanding at December 31, 1998, total $12.9 million.

     During 1996, MidAmerican redeemed all shares of the $1.7375 Series of preferred stock. The redemptions were made at a premium, which resulted in a charge to net income of $1.6 million.

(13)  SEGMENT INFORMATION:

     In 1998, the Company adopted SFAS 131, "Disclosures About Segments of an Enterprise and Related Information."

     MidAmerican has two reportable operating segments: electric and gas. The electric segment derives most of its revenue from retail sales of electricity to residential, commercial, and industrial customers and sales to other utilities; whereas the gas segment derives most of its revenue from retail sales of natural gas to residential, commercial, and industrial customers. The gas segment also earns significant revenues by transporting gas owned by others through its distribution systems. Pricing for electric and gas sales are established separately by regulatory agencies; therefore, management also reviews each segment separately to make decisions regarding allocation of resources and in evaluating performance. Common operating costs, interest income, interest expense, income tax expense, and equity in the net loss of investees are allocated to each segment.

     The following tables provide certain Company information on an operating segment basis as of and for the years ended December 31 (in thousands):


                                                1998           1997           1996
                                             -----------    -----------    -----------
SEGMENT PROFIT INFORMATION
ELECTRIC:
    Revenues .............................   $ 1,169,810    $ 1,126,300    $ 1,099,008
    Depreciation and amortization expense.       156,546        145,931        140,939
    Interest income ......................         4,945          1,820          1,360
    Interest expense .....................        66,784         71,138         72,484
    Income tax expense ...................        75,831         64,017         90,544
    Equity in the net loss of investees ..          (219)          (161)             -
    Earnings on Common ...................       109,539        101,534        119,583
GAS:
    Revenues .............................       429,870        536,306        536,753
    Depreciation and amortization expense.        25,665         24,609         23,653
    Interest income ......................         1,169            501            237
    Interest expense .....................        14,011         14,412         13,580
    Income tax expense (benefit)..........          (800)         9,698         20,023
    Equity in the net loss of investee ...           (45)           (32)             -
    Earnings on Common ...................          (435)        14,177         28,460
NONREGULATED AND OTHER (a):
    Revenues .............................       107,509         65,249         38,592
    Interest income ......................             2              -              -
    Interest expense .....................           149              -              -
    Income tax expense ...................         1,011          2,602          2,360
    Earnings on Common ...................         1,537          3,742         (3,473)



SEGMENT ASSET INFORMATION
                                                  1998         1997         1996
                                               ----------   ----------   ----------
Electric:
    Total assets ...........................   $2,897,657   $2,843,884   $3,036,211
    Capital expenditures ...................      158,596      128,544      116,243
    Investment in equity method investments.        1,388        1,292            -
GAS:
    Total assets ...........................      672,072      686,238      732,220
    Capital expenditures ...................       34,758       38,388       37,955
    Investment in equity method investments.          256          615            -
NONREGULATED AND OTHER (a):
    Total assets ...........................       15,801       12,185        6,222
    Capital expenditures ...................       21,065        5,920        2,970


(a) "Nonregulated and Other" consists of nonregulated gas, CBEC Railway and other nonregulated operations.

(14)  FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments. Tariffs for MidAmerican's utility services are established based on historical cost ratemaking. Therefore, the impact of any realized gains or losses related to financial instruments applicable to MidAmerican's utility operations is dependent on the treatment authorized under future ratemaking proceedings.

     Cash and cash equivalents - The carrying amount approximates fair value due to the short maturity of these instruments.

     Quad Cities Station nuclear decommissioning trust fund - Fair value is based on quoted market prices of the investments held by the fund.

     Notes payable - Fair value is estimated to be the carrying amount due to the short maturity of these issues.

     Preferred shares - Fair value of preferred shares with mandatory redemption provisions is estimated based on the quoted market prices for similar issues.

     Long-term debt - Fair value of long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates available to MidAmerican for debt of the same remaining maturities.

     The following table presents the carrying amount and estimated fair value of certain financial instruments as of December 31 (in thousands):

                                                          1998                      1997
                                                 --------------------    ------------------------
                                                 Carrying      Fair       Carrying        Fair
                                                  Amount       Value       Amount         Value
                                                  ------       -----       ------         -----
Financial Instruments Issued by MidAmerican:
  MidAmerican preferred securities; subject
    to mandatory redemption....................  $ 50,000    $ 53,317    $   50,000    $   53,650
   MidAmerican-obligated preferred securities;
     subject to mandatory redemption...........   100,000     102,500       100,000       104,250
   Long-term debt, including current portion...   930,966     968,308     1,044,663     1,076,167

         The amortized cost, gross unrealized gain and losses and estimated fair value of investments held in the Quad Cities Station nuclear decommissioning trust fund at December 31 are as follows (in thousands):

                                                        1998
                                    -------------------------------------------
                                    Amortized  Unrealized  Unrealized   Fair
                                      Cost       Gains       Losses     Value
                                    ---------  ----------  ----------  --------
     Available-for-sale:
       Equity Securities .........  $ 43,577   $ 13,250    $   (393)  $ 56,434
       Municipal Bonds ...........    28,645      2,037          (8)    30,674
       U.S. Government Securities.    15,411      1,410           -     16,821
       Corporate Debt Securities..     8,620        345          (4)     8,961
       Cash equivalents ..........     4,083          -           -      4,083
                                    --------   --------    --------   --------
                                    $100,336   $ 17,042    $   (405)  $116,973
                                    ========   ========    ========   ========

                                                       1997
                                   --------------------------------------------
                                   Amortized  Unrealized   Unrealized    Fair
                                     Cost       Gains        Losses      Value
                                   ---------  ----------   ----------   -------
     Available-for-sale:
       Equity Securities .........   $24,336    $ 3,848    $   (122)   $28,062
       Municipal Bonds ...........    35,217      2,116          (1)    37,332
       U.S. Government Securities.    18,753        800          (4)    19,549
       Corporate Securities ......     6,353         77          (3)     6,427
       Cash equivalents ..........     1,881          -           -      1,881
                                     -------    -------    --------    -------
                                     $86,540    $ 6,841    $   (130)   $93,251
                                     =======    =======    ========    =======

     At December 31, 1998, the debt securities held in the Quad Cities Station nuclear decommissioning trust fund had the following maturities (in thousands):

                                    Available for Sale
                                    ------------------
                                    Amortized     Fair
                                      Cost       Value
                                    ---------   -------

         Within 1 year............   $ 1,397    $ 1,397
         1 through 5 years........    21,793     22,852
         5 through 10 years.......    14,595     15,820
         Over 10 years............    14,891     16,387


     The proceeds and the gross realized gains and losses on the disposition of investments held in the Quad Cities Station nuclear decommissioning trust fund for the years ended December 31, are as follows (in thousands):


                                        1998        1997       1996
                                      --------    --------    -------

     Proceeds from sales ..........   $ 29,380    $ 30,801    $ 4,106
     Gross realized gains .........      1,073         713         92
     Gross realized losses ........     (2,690)       (659)       (17)

 (15)  INCOME TAX EXPENSE:

     Income tax expense from continuing operations includes the following for the years ended December 31 (in thousands):


                                       1998         1997         1996
                                    ---------    ---------    ---------
       Current
           Federal ..............   $  69,266    $  83,466    $  92,240
           State ................      25,154       25,495       23,798
                                    ---------    ---------    ---------
                                       94,420      108,961      116,038
                                    ---------    ---------    ---------
       Deferred
           Federal ..............      (8,666)     (23,143)       2,504
           State ................      (4,007)      (3,786)         583
                                    ---------    ---------    ---------
                                      (12,673)     (26,929)       3,087

       Investment tax credit, net      (5,705)      (5,715)      (6,198)
                                    ---------    ---------    ---------
       Total income tax expense .   $  76,042    $  76,317    $ 112,927
                                    =========    =========    =========

     Included in Deferred Income Taxes in the Consolidated Balance Sheets as of December 31 are deferred tax assets and deferred tax liabilities as follows (in thousands):

                                                            1998        1997
                                                         ---------    --------
     Deferred tax assets
         Related to:
         Investment tax credits ......................   $  52,139    $ 55,998
         Pensions ....................................      15,677      17,339
         Nuclear reserves and decommissioning ........      17,715      15,287
         Other .......................................           -         799
                                                         ---------    --------
            Total ....................................   $  85,531    $ 89,423
                                                         =========    ========

     Deferred tax liabilities
         Related to:
         Depreciable property ........................   $ 419,265    $417,333
         Income taxes recoverable through future rates     198,364     197,877
         Energy efficiency ...........................      27,186      40,902
         Reacquired debt .............................      16,385      15,346
         FERC Order 636 ..............................        (941)      2,858
         Other .......................................       9,947       7,947
                                                         ---------    --------
            Total ....................................   $ 670,206    $682,263
                                                         =========    ========

     The following table is a reconciliation between the effective income tax rate, before preferred stock dividends of subsidiary trust, indicated by the Consolidated Statements of Income and the statutory federal income tax rate for the years ended December 31:

                                                     1998    1997    1996
                                                     ----    ----    ----

     Effective federal and state income tax rate .    38%     36%     41%
     Amortization of investment tax credit .......     3       3       2
     State income tax, net of federal income
         tax benefit .............................    (7)     (7)     (6)
     Other .......................................     1       3      (2)
                                                     ---     ---     ---
     Statutory federal income tax rate ...........    35%     35%     35%
                                                     ===     ===     ===

(16)  INVENTORIES:

     Inventories include the following amounts as of December 31 (in thousands):

                                                  1998      1997
                                                -------   -------

     Materials and supplies, at average cost    $30,914   $31,425
     Coal stocks, at average cost ...........    22,266    14,225
     Gas in storage, at LIFO cost ...........    37,306    35,430
     Fuel oil, at average cost ..............     1,294     2,344
     Other ..................................       965       874
                                                -------   -------
        Total ...............................   $92,745   $84,298
                                                =======   =======

     At December 31, 1998 prices, the current cost of gas in storage was $43.0 million.

(17) MIDAMERICAN-OBLIGATED MANDATORILY REDEEMABLE PREFERRED
       SECURITIES OF MIDAMERICAN ENERGY FINANCING I:

     In December 1996, MidAmerican Energy Financing I (the Trust), a wholly owned statutory business trust of MidAmerican, issued 4,000,000 shares of 7.98% Series MidAmerican-obligated Mandatorily Redeemable Preferred Securities (the Preferred Securities). The sole assets of the Trust are $103.1 million of MidAmerican 7.98% Series A Debentures due 2045 (the Debentures). There is a full and unconditional guarantee by MidAmerican of the Trust's obligations under the Preferred Securities. MidAmerican has the right to defer payments of interest on the Debentures by extending the interest payment period for up to 20 consecutive quarters. If interest payments on the Debentures are deferred, distributions on the Preferred Securities will also be deferred. During any deferral, distributions will continue to accrue with interest thereon, and MidAmerican may not declare or pay any dividend or other distribution on, or redeem or purchase, any of its capital stock.

     The Debentures may be redeemed by MidAmerican on or after December 18, 2001, or at an earlier time if there is more than an insubstantial risk that interest paid on the Debentures will not be deductible for federal income tax purposes. If the Debentures, or a portion thereof, are redeemed, the Trust must redeem a like amount of the Preferred Securities. If a termination of the Trust occurs, the Trust will distribute to the holders of the Preferred Securities a like amount of the Debentures unless such a distribution is determined not to be practicable. If such determination is made, the holders of the Preferred Securities will be entitled to receive, out of the assets of the trust after satisfaction of its liabilities, a liquidation amount of $25 for each Preferred Security held plus accrued and unpaid distributions.

(18) SALE OF ACCOUNTS RECEIVABLE:

     In 1997 MidAmerican entered into a revolving agreement, which expires in 2002, to sell all of its right, title and interest in the majority of its billed accounts receivable to MidAmerican Energy Funding Corporation (Funding Corp.), a special purpose entity established to purchase accounts receivable from MidAmerican. Funding Corp. in turn has sold receivable interests to outside investors. In consideration of the sale, MidAmerican received $70 million in cash and the remaining balance in the form of a subordinated note from Funding Corp. In 1998 the revolving balance was reduced to $60 million due to a decline in accounts receivable available for sale. The agreement is structured as a true sale under which the creditors of Funding Corp. will be entitled to be satisfied out of the assets of Funding Corp. prior to any value being returned to MidAmerican or its creditors. At December 31, 1998, $97.4 million of accounts receivable, net of reserves, was sold under the agreement.

(19)  AFFILIATED COMPANY TRANSACTIONS:

     The companies identified as affiliates are subsidiaries of MHC. The basis for these charges is provided for in service agreements between MidAmerican and its affiliates.

     MHC incurred charges which are of general benefit to all of its subsidiaries. These costs were for administrative and general salaries and expenses, outside services, director fees, pension, deferred compensation, and retirement costs, some of which originated at MidAmerican. MHC reimbursed MidAmerican for charges originating at MidAmerican in the amount of $12.2 million and $4.1 million for 1998 and 1997, respectively. MidAmerican's allocated share of such costs and those which originated at MHC was $15.3 million and $13.8 million for 1998 and 1997, respectively.

     MidAmerican was also reimbursed for charges incurred on behalf of its affiliates, MidAmerican Capital, Midwest Capital and MidAmerican Realty. The majority of these reimbursed expenses was for employee wages and benefits, insurance, building rent, computer costs, administrative services, travel expense, and general and administrative expense; including treasury, legal, shareholder relations and accounting functions. The amount of such expenses was $3.2 million and $6.6 million for 1998 and 1997, respectively.

     Prior to 1997, MidAmerican, as the parent company, incurred costs of general benefit to itself and its subsidiaries. In addition, it incurred costs for employee wages and benefits, insurance, building rent, computer costs, administrative services, travel expense, and general and administrative expense; including treasury, legal, shareholder relations and accounting functions, on behalf of MidAmerican Capital and Midwest Capital. The total of such costs charged to MidAmerican Capital and Midwest Capital was $9.3 million for 1996.

     MidAmerican leases unit trains from an affiliate for the transportation of coal to MidAmerican's generating stations. Unit train costs, including maintenance, were approximately $2.1 million, $2.8 million and $3.0 million for 1998, 1997 and 1996, respectively.

     MidAmerican purchased natural gas from AmGas, an affiliate. MidAmerican's cost of gas related to these transactions was $2.2 million, $0.5 million and $0.2 million for 1998, 1997 and 1996, respectively. During 1998 MidAmerican also sold natural gas to AmGas in the amount of $24.8 million.

     MidAmerican purchased natural gas from InterCoast Trade and Resources, an affiliate, in the amount of $2.0 million and $11.4 million for 1998 and 1997, respectively. MidAmerican also sold natural gas to InterCoast Trade and Resources in the amount of $1.6 million and $6.1 million for 1998 and 1997, respectively.

(20)  UNAUDITED QUARTERLY OPERATING RESULTS:


                                                     1998
                                 -----------------------------------------------
                                 1st Quarter 2nd Quarter 3rd Quarter 4th Quarter
                                 ----------- ----------- ----------- -----------
                                                   (In thousands)

Operating revenues................ $447,266    $375,506    $447,992    $436,425
Operating income..................   80,098      54,350     106,722      39,750
Income from continuing operations.   33,179      18,380      49,544      14,490
Earnings on common stock..........   31,942      17,142      48,305      13,252


                                                      1997
                                 -----------------------------------------------
                                 1st Quarter 2nd Quarter 3rd Quarter 4th Quarter
                                 ----------- ----------- ----------- -----------
                                                   (In thousands)

Operating revenues................ $486,640    $356,756    $406,531    $477,928
Operating income..................   81,165      59,568     102,476      44,100
Income from continuing operations.   35,224      21,822      50,255      18,640
Earnings on common stock..........   32,450      20,586      49,016      17,401

The quarterly data reflect seasonal variations common in the utility industry.

(21)  OTHER INFORMATION:

     Non-Operating - Other, Net, as shown on the Consolidated Statements of Income includes the following for the years ended December 31 (in thousands):


                                                       1998       1997       1996
                                                      -------    -------    -------

     Discount on sold receivables .................   $(8,716)   $  (439)   $     -
     Subservicer fee from Funding Corp. ...........     1,714        153          -
     Loss from equity method investments ..........      (264)      (193)         -
     Energy efficiency carrying charges ...........       197      4,993      3,255
     Gain on sale of cushion gas ..................         -        855      3,182
     Donations ....................................      (228)      (556)    (1,271)
     Gain (loss) on reacquisition of long-term debt         -       (923)     1,105
     NPPD settlement ..............................         -      2,248          -
     IES merger proposal ..........................         -          -     (8,689)
     Other ........................................       820          9       (943)
                                                      -------    -------    -------
       Total ......................................   $(6,477)   $ 6,147    $(3,361)
                                                      =======    =======    =======

REPORT OF INDEPENDENT ACCOUNTANTS

To MidAmerican Energy Company and Subsidiaries:

We have audited the accompanying consolidated financial statements and the financial statement schedule of MidAmerican Energy Company and subsidiaries listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MidAmerican Energy Company and subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.





                                             /s/  PricewaterhouseCoopers LLP

Kansas City, Missouri
January 22, 1999, except with respect to Note (1)(a),
                  as to which the date is March 12, 1999.

                           MIDAMERICAN ENERGY COMPANY
                     UNAUDITED REGULATED ELECTRIC STATISTICS


YEARS ENDED DECEMBER 31                        1998           1997            1996
                                            ------------   ------------    ------------

REVENUES (in thousands)
Residential .............................   $    436,696   $    417,845    $    415,954
Small general service ...................        261,476        246,927         237,466
Large general service ...................        259,138        249,444         241,172
Other sales .............................         63,509         62,261          60,476
Sales for resale ........................        125,919        124,741         121,452
                                            ------------   ------------    ------------
    Total from electric sales ...........      1,146,738      1,101,218       1,076,520
Other electric revenue ..................         23,072         25,082          22,488
                                            ------------   ------------    ------------
    Total ...............................   $  1,169,810   $  1,126,300    $  1,099,008
                                            ============   ============    ============

KWH SALES (in thousands)
Residential .............................      4,942,044      4,740,688       4,652,031
Small general service ...................      3,900,616      3,725,873       3,565,459
Large general service ...................      6,256,141      6,204,087       6,067,325
Other ...................................        989,756        995,295         988,022
Sales for resale ........................      6,185,653      6,987,268       6,727,326
                                            ------------   ------------    ------------
    Total ...............................     22,274,210     22,653,211      22,000,163
                                            ============   ============    ============

REVENUES FROM SALES AS A % OF TOTAL
Residential .............................           38.1           37.9            38.6
Small general service ...................           22.8           22.4            22.1
Large general service ...................           22.6           22.7            22.4
Other ...................................            5.5            5.7             5.6
Sales for resale ........................           11.0           11.3            11.3
                                            ------------   ------------    ------------
   Total ................................          100.0          100.0           100.0
                                            ============   ============    ============

SALES AS A % OF TOTAL
Residential .............................           22.2           20.9            21.1
Small general service ...................           17.5           16.5            16.2
Large general service ...................           28.1           27.4            27.6
Other ...................................            4.4            4.4             4.5
Sales for resale ........................           27.8           30.8            30.6
                                            ------------   ------------    ------------
   Total ................................          100.0          100.0           100.0
                                            ============   ============    ============

RETAIL ELECTRIC SALES BY JURISDICTION (%)
Iowa ....................................           88.4           88.6            88.7
Illinois ................................           10.9           10.7            10.6
South Dakota ............................            0.7            0.7             0.7
                                            ------------   ------------    ------------
   Total ................................          100.0          100.0           100.0
                                            ============   ============    ============

CUSTOMERS (end of year)
Residential .............................        567,316        563,189         557,637
Small general service ...................         74,310         73,488          73,022
Large general service ...................          1,031          1,000             982
Other ...................................         10,216         10,047           9,937
Sales for resale ........................             54             47              55
                                            ------------   ------------    ------------
   Total ................................        652,927        647,771         641,633
                                            ============   ============    ============

ANNUAL AVERAGE PER RESIDENTIAL CUSTOMER
Revenue per Kwh (cents) .................           8.83           8.81            8.94
KWh sales ...............................          8,739          8,463           8,392

COOLING DEGREE DAYS
Actual ..................................          1,054            883             788
Percent warmer (colder) than normal .....           10.4           (7.5)          (17.5)

ELECTRIC PEAK DEMAND (net MW) ...........          3,643          3,548           3,537

SUMMER NET ACCREDITED CAPABILITY (MW) ...          4,425          4,293           4,301


                           MIDAMERICAN ENERGY COMPANY
                       UNAUDITED REGULATED GAS STATISTICS



YEARS ENDED DECEMBER 31                                        1998       1997        1996
                                                             ---------  ----------  ----------

REVENUES (in thousands)
Residential...........................................       $ 278,420  $  339,924  $  338,605
Small general service.................................         113,675     152,661     153,616
Large general service.................................           9,837      15,201      17,670
Sales for resale and other............................           4,652       2,914       2,050
                                                             ---------  ----------  ----------
   Total revenue from gas sales ......................         406,584     510,700     511,941
Gas transported.......................................          18,694      20,443      20,155
Other gas revenues....................................           4,592       5,163       4,657
                                                             ---------  ----------  ----------
   Total..............................................       $ 429,870  $  536,306  $  536,753
                                                             =========  ==========  ==========

THROUGHPUT (MMBtu in thousands)
Sales
   Residential........................................          49,084      57,039      61,732
   Small general service..............................          26,250      31,066      33,642
   Large general service..............................           3,032       3,920       4,634
   Sales for resale and other.........................           3,524       1,800         977
                                                             ---------  ----------  ----------
     Total sales......................................          81,890      93,825     100,985
Gas transported.......................................          59,062      58,804      54,618
                                                             ---------  ----------  ----------
   Total..............................................         140,952     152,629     155,603
                                                             =========  ==========  ==========

REVENUES FROM THROUGHPUT AS A % OF TOTAL
Residential...........................................            65.5        64.0        63.6
Small general service.................................            26.7        28.7        28.9
Large general service.................................             2.3         2.9         3.3
Sales for resale and other............................             1.1         0.5         0.4
Gas transported.......................................             4.4         3.9         3.8
                                                             ---------  ----------  ----------
   Total..............................................           100.0       100.0       100.0
                                                             =========  ==========  ==========

SALES AS A % OF TOTAL (excludes gas transported)
Residential...........................................            59.9        60.8        61.1
Small general service.................................            32.1        33.1        33.3
Large general service.................................             3.7         4.2         4.6
Sales for resale and other............................             4.3         1.9         1.0
                                                             ---------  ----------  ----------
   Total..............................................           100.0       100.0       100.0
                                                             =========  ==========  ==========

RETAIL GAS SALES BY JURISDICTION (%)
Iowa .................................................            79.0        79.1        78.0
Illinois..............................................            10.2        10.4        11.0
South Dakota..........................................            10.1         9.8        10.3
Other.................................................             0.7         0.7         0.7
                                                             ---------  ----------  ----------
   Total .............................................           100.0       100.0       100.0
                                                             =========  ==========  ==========

CUSTOMERS (end of year)
Residential...........................................         561,579     558,501     550,786
Small general service.................................          58,703      58,739      58,059
Large general service.................................             713         767         821
Gas transported and other.............................             566         569         504
                                                             ---------  ----------  ----------
   Total..............................................         621,561     618,576     610,170
                                                             =========  ==========  ==========

ANNUAL AVERAGES PER RESIDENTIAL CUSTOMER
Revenue per MMBtu.....................................       $    5.67  $     5.96  $     5.49
MMBtu sales...........................................              88         103         113

HEATING DEGREE DAYS
Actual................................................           5,705       6,872       7,445
Percent colder (warmer) than normal...................           (15.6)        1.6        10.1
COST PER MMBTU........................................       $    2.97  $     3.69  $     3.42


                                                                     SCHEDULE II


                           MIDAMERICAN ENERGY COMPANY
                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1998
                                 (In thousands)


   Column A                                  Column B      Column C     Column D     Column E

                                            Balance at     Additions                Balance
                                            Beginning       Charged                  at End
Description                                  of Year       to Income   Deductions   of Year
                                            ----------     ---------   ----------   --------

Reserves Deducted From Assets
   To Which They Apply:

   Reserve for uncollectible accounts:


     Year ended 1998 .................      $        -      $6,915      $ 6,915       $    -
                                            ==========      ======      =======       ======

     Year ended 1997 .................      $    1,845      $7,386      $(9,231)      $    -
                                            ==========      ======      =======       ======

     Year ended 1996 .................      $    2,214      $5,854      $(6,223)      $1,845
                                            ==========      ======      =======       ======

Reserves Not Deducted From Assets:

     Year ended 1998 .................      $    5,257      $1,148      $(1,717)      $4,688
                                            ==========      ======      =======       ======

     Year ended 1997 .................      $    4,267      $2,971      $(1,981)      $5,257
                                            ==========      ======      =======       ======

     Year ended 1996 .................      $    3,177      $2,683      $(1,593)      $4,267
                                            ==========      ======      =======       ======

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  MIDAMERICAN ENERGY COMPANY
                                  ----------------------------
                                          Registrant



Date: March 30, 1999              By  /s/  Gregory E. Abel
                                    --------------------------

                                      (Gregory E. Abel)
                                       Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

         Signature                   Title                        Date
         ---------                   -----                        ----




       /s/  David L. Sokol *         Chairman                     March 30, 1999
     --------------------------
           (David L. Sokol)




       /s/  Gregory E. Abel          Chief Executive Officer      March 30, 1999
     --------------------------
           (Gregory E. Abel)           and Director




       /s/  Alan L. Wells            Senior Vice President and    March 30, 1999
     --------------------------
           (Alan L. Wells)             Chief Financial Officer




       /s/  Wayne O. Smith           Director                     March 30, 1999
     --------------------------
           (Wayne O. Smith)




       /s/  Ronald W. Stepien        Director                     March 30, 1999
     --------------------------
           (Ronald W. Stepien)



*By:  /s/  Steven A. McArthur        Attorney-in-Fact             March 30, 1999
     --------------------------
          (Steven A. McArthur)

EXHIBIT INDEX

Exhibits Filed Herewith
-----------------------

12       Computation of ratios of earnings to fixed charges and  computation of
         ratios  of  earnings  to  fixed   charges  plus   preferred   dividend
         requirements

21       Subsidiaries of the Registrant.

23       Consent of  PricewaterhouseCoopers LLP.

27       Financial Data Schedules (electronic filing only)

Exhibits Incorporated by Reference

3.3 Restated Articles of Incorporation of MidAmerican Energy Company, as amended October 27, 1998. (Filed as Exhibit 3.3 to MidAmerican's Quarterly Report on Form 10-Q for the period ended September 30, 1998, Commission File No. 1-11505.)

3.4 Restated Bylaws of MidAmerican Energy Company, as amended July 24, 1996. (Filed as Exhibit 3.1 to MidAmerican's Quarterly Report on Form 10-Q for the period ended June 30, 1996, Commission File No.
         1-11505.)

4.2 General Mortgage Indenture and Deed of Trust dated as of January 1, 1993, between Midwest Power Systems Inc. and Morgan Guaranty Trust Company of New York, Trustee. (Filed as Exhibit 4(b)-1 to Midwest Resources Inc.'s Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No.
         1-10654.)

4.3 First Supplemental Indenture dated as of January 1, 1993, between Midwest Power Systems Inc. and Morgan Guaranty Trust Company of New York, Trustee. (Filed as Exhibit 4(b)-2 to Midwest Resources' Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 1-10654.)

4.4 Second Supplemental Indenture dated as of January 15, 1993, between Midwest Power Systems Inc. and Morgan Guaranty Trust Company of New York, Trustee. (Filed as Exhibit 4(b)-3 to Midwest Resources' Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 1-10654.)

4.5 Third Supplemental Indenture dated as of May 1, 1993, between Midwest Power Systems Inc. and Morgan Guaranty Trust Company of New York, Trustee. (Filed as Exhibit 4.4 to Midwest Resources' Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 1-10654.)

4.6 Fourth Supplemental Indenture dated as of October 1, 1994, between Midwest Power Systems Inc. and Harris Trust and Savings Bank, Trustee. (Filed as Exhibit 4.5 to Midwest Resources' Annual Report on Form 10-K for the year ended December 31, 1994, Commission File No. 1-10654.)

4.7 Fifth Supplemental Indenture dated as of November 1, 1994, between Midwest Power Systems Inc. and Harris Trust and Savings Bank, Trustee. (Filed as Exhibit 4.6 to Midwest Resources' Annual Report on Form 10-K for the year ended December 31, 1994, Commission File No. 1-10654.)

4.8 Indenture of Mortgage and Deed of Trust, dated as of March 1, 1947. (Filed by Iowa-Illinois as Exhibit 7B to Commission File No. 2-6922.)

4.9 Sixth Supplemental Indenture dated as of July 1, 1967. (Filed by Iowa-Illinois as Exhibit 2.08 to Commission File No. 2-28806.)

4.10     Twentieth  Supplemental  Indenture  dated as of May 1, 1982.  (Filed as
         Exhibit 4.B.23 to Iowa-Illinois' Quarterly Report on Form 10-Q for the period ended June 30, 1982, Commission File No.
         1-3573.)

4.11 Resignation and Appointment of successor Individual Trustee. (Filed by Iowa-Illinois as Exhibit 4.B.30 to Commission File No. 33-39211.)

4.13 Twenty-Eighth Supplemental Indenture dated as of May 15, 1992. (Filed as Exhibit 4.31.B to Iowa-Illinois' Current Report on Form 8-K dated May 21, 1992, Commission File No. 1-3573.)

4.14 Twenty-Ninth Supplemental Indenture dated as of March 15, 1993. (Filed as Exhibit 4.32.A to Iowa-Illinois' Current Report on Form 8-K dated March 24, 1993, Commission File No. 1-3573.)

4.15     Thirtieth Supplemental Indenture dated as of October 1, 1993. (Filed as
         Exhibit 4.34.A to Iowa-Illinois' Current Report on Form 8-K dated October 7, 1993, Commission File No. 1-3573.)

4.16 Sixth Supplemental Indenture dated as of July 1, 1995, between Midwest Power Systems Inc. and Harris Trust and Savings Bank, Trustee. (Filed as Exhibit 4.15 to MidAmerican's Annual Report on Form 10-K dated December 31, 1995, Commission File No. 1-11505.)

4.17 Thirty-First Supplemental Indenture dated as of July 1, 1995, between Iowa-Illinois Gas and Electric Company and Harris Trust and Savings Bank, Trustee. (Filed as Exhibit 4.16 to MidAmerican's Annual Report on Form 10-K dated December 31, 1995, Commission File No. 1-11505.)

10.1 MidAmerican Energy Company Severance Plan For Specified Officers dated November 1, 1996. (Filed as Exhibit 10.1 to Holdings' and MidAmerican's respective Annual Reports on the combined Form 10-K for the year ended December 31, 1996, Commission File Nos. 1-12459 and 1-11505, respectively.)

10.2 MidAmerican Energy Company Deferred Compensation Plan for Executives. (Filed as Exhibit 10.2 to MidAmerican's Annual Report on Form 10-K dated December 31, 1995, Commission File No. 1-11505.)

10.3 MidAmerican Energy Company Supplemental Retirement Plan for Designated Officers. (Filed as Exhibit 10.3 to MidAmerican's Annual Report on Form 10-K dated December 31, 1995, Commission File No. 1-11505.)

10.4 MidAmerican Energy Company Key Employee Short-Term Incentive Plan. (Filed as Exhibit 10.4 to MidAmerican's Annual Report on Form 10-K dated December 31, 1995, Commission File No. 1- 11505.)

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

10.8 Midwest Resources Inc. revised and amended Board of Directors Deferred Compensation Plan for IOR and Subsidiaries, dated January 29, 1992. (Filed as Exhibit 10.6 to Midwest Resources' Annual Report on Form 10-K for the year ended December 31, 1991, Commission File No. 1-10654.)

10.9 Midwest Resources Inc. Supplemental Retirement Plan (formerly the Midwest Energy Company Supplemental Retirement Plan). (Filed as Exhibit
         10.10 to Midwest Resources' Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 1-10654.)

10.10 Power Sales Contract between Iowa Power Inc. and Nebraska Public Power District, dated September 22, 1967. (Filed as Exhibit 4-C-2 to Iowa Power Inc.'s (IPR) Registration Statement, Registration No. 2-27681.)

10.11 Amendments Nos. 1 and 2 to Power Sales Contract between Iowa Power Inc. and Nebraska Public Power District. (Filed as Exhibit 4-C-2a to IPR's Registration Statement, Registration No. 2-35624.)

10.12 Amendment No. 3 dated August 31, 1970, to the Power Sales Contract between Iowa Power Inc. and Nebraska Public Power District, dated September 22, 1967. (Filed as Exhibit 5-C-2-b to IPR's Registration Statement, Registration No. 2-42191.)

10.13 Amendment No. 4 dated March 28, 1974, to the Power Sales Contract between Iowa Power Inc. and Nebraska Public Power District, dated September 22, 1967. (Filed as Exhibit 5-C-2-c to IPR's Registration Statement, Registration No. 2-51540.)

10.14 Revised and amended Executive Deferred Compensation Plan for IOR and Subsidiaries, dated July 24, 1985. (Filed as Exhibit 10.22 to IOR's Annual Report on Form 10-K for the year ended December 31, 1985, Commission File No. 1-7830.)

10.15 Revised and amended Deferred Compensation Plan for Board of Directors of IOR and Subsidiaries, dated July 24, 1985. (Filed as Exhibit 10.22 to IOR's Annual Report on Form 10-K for the year ended December 31, 1985, Commission File No. 1-7830.)

10.16 Revised and amended Executive Deferred Compensation Plan for IOR and Subsidiaries, dated December 18, 1987. (Filed as Exhibit 10.15 to IOR's Annual Report on Form 10-K for the year ended December 31, 1987, Commission File No. 1-7830.)

10.17 Revised and amended Deferred Compensation Plan for Board of Directors of IOR and Subsidiaries, dated December 18, 1987. (Filed as Exhibit
         10.16 to IOR's Annual Report on Form 10-K for the year ended December 31, 1987, Commission File No. 1-7830.)

10.18 Amendments to Midwest Resources Executive Deferred Compensation Plans, dated October 30, 1992. (Filed as Exhibit 10(h) to Midwest Resource's
         Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 1-10654.)

10.19 Supplemental Retirement Plan for Principal Officers, as amended as of July 1, 1993. (Filed as Exhibit 10.K.2 to Iowa-Illinois' Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 1-3573.)

10.20 Compensation Deferral Plan for Principal Officers, as amended as of July 1, 1993. (Filed as Exhibit 10.K.2 to Iowa-Illinois' Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 1-3573.)

10.21 Board of Directors' Compensation Deferral Plan. (Filed as Exhibit 10.K.4 to Iowa-Illinois' Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 1-3573.)


10.22 Amendment No. 1 to the Midwest Resources Inc. Supplemental Retirement Plan. (Filed as Exhibit 10.24 to Midwest Resources' Annual Report on Form 10-K for the year ended December 31, 1994, Commission File No. 1-10654.)

10.23 Deferred Compensation Plan of Midwest Energy Company and Subsidiary Corporations. (Filed as Exhibit 10.25 to Midwest Resources' Annual Report on Form 10-K for the year ended December 31, 1994, Commission File No. 1-10654.)

10.24 Form of Indemnity Agreement between MidAmerican Energy Company and its directors and officers. (Filed as Exhibit 10.37 to MidAmerican's Annual Report on Form 10-K dated December 31, 1995, Commission File No. 1-11505.)

10.25    MidAmerican  Energy Company 1995 Long-Term  Incentive Plan.  (Filed as
         Exhibit 10(a) to Holdings' Registration Statement on Form S-4, File No. 333-01645.)

10.26 Amendment No. 5 dated September 2, 1997, to the Power Sales contract between MidAmerican Energy Company and Nebraska Public Power District, dated September 22, 1967. (Filed as Exhibit 10.2 to Holdings' and MidAmerican's respective Quarterly Reports on the combined Form 10-Q for the quarter ended September 30, 1997, Commission File Nos. 1-12459 and 1-11505, respectively.)

10.27    Amendment  No. 1 dated  October 29,  1997,  to the  MidAmerican  Energy
         Company  1995  Long-Term  Incentive  Plan.  (Filed as  Exhibit  10.1 to
         Holdings' and MidAmerican's respective Quarterly Reports on the combined Form 10-Q for the quarter ended September 30, 1997, Commission File Nos. 1-12459 and 1-11505, respectively.)

Note: Pursuant to (b) (4) (iii)(A) of Item 601 of Regulation S-K, the Company has not filed as an exhibit to this Form 10-K certain instruments with respect to long-term debt not registered in which the total amount of securities authorized thereunder does not exceed 10% of total assets of the Company, but hereby agrees to furnish to the Commission on request any such instruments.