Form 10-Q
period 1999-03-31
MIDAMERICAN ENERGY CO
filed 1999-05-17
CIK 928576

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     of the Securities Exchange Act of 1934

                 For the quarterly period ended MARCH 31, 1999
                                                --------------


Commission      Registrant's Name, State of Incorporation,     IRS Employer
File Number            Address and Telephone Number          Identification No.
-----------            ----------------------------          ------------------

1-11505                 MIDAMERICAN ENERGY COMPANY               42-1425214
                           (AN IOWA CORPORATION)
                        666 GRAND AVE. PO BOX 657
                         DES MOINES, IOWA 50303
                               515-242-4300

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each Exchange
     Title of Each Class                               On which Registered
     -------------------                               -------------------

7.98% MidAmerican Energy Company - Obligated
  Preferred  Securities of Subsidiary Trust          New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

     Preferred Stock, $3.30 Series, no par value
     Preferred Stock, $3.75 Series, no par value
     Preferred Stock, $3.90 Series, no par value
     Preferred Stock, $4.20 Series, no par value
     Preferred Stock, $4.35 Series, no par value
     Preferred Stock, $4.40 Series, no par value
     Preferred Stock, $4.80 Series, no par value
     Preferred Stock, $5.25 Series, no par value
     Preferred Stock, $7.80 Series, no par value
_____________________________________________________________________________

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

As of April 30, 1999, all 70,980,203 outstanding shares of MidAmerican Energy Company's voting stock was held by its parent company, MHC Inc.

                           MIDAMERICAN ENERGY COMPANY
                                    FORM 10-Q
                                TABLE OF CONTENTS


                         PART I.  FINANCIAL INFORMATION                PAGE NO.

ITEM 1.    Financial Statements

           Independent Accountants' Report.................................  3
           Consolidated Statements of Income...............................  4
           Consolidated Balance Sheets.....................................  5
           Consolidated Statements of Cash Flows...........................  6
           Notes to Consolidated Financial Statements......................  7

ITEM 2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations................. 12

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk...... 26

                           PART II. OTHER INFORMATION

ITEM 1.    Legal Proceedings   ............................................ 26

ITEM 6.    Exhibits and Reports on Form 8-K................................ 27

Signatures ................................................................ 29

Exhibit Index.............................................................. 30

INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors and Stockholders
MidAmerican Energy Company
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Energy Company and subsidiaries (the Company) as of March 31, 1999, and the related consolidated statements of income and cash flows for the three month period then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

Des Moines, Iowa
April 28, 1999

                           MIDAMERICAN ENERGY COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                               THREE MONTHS
                                              ENDED MARCH 31
                                          ----------------------
                                            1999         1998
                                          ---------    ---------
OPERATING REVENUES
Regulated electric ....................   $ 262,128    $ 256,354
Regulated gas .........................     170,778      173,200
Nonregulated ..........................      35,342       17,712
                                          ---------    ---------
                                            468,248      447,266
                                          ---------    ---------
OPERATING EXPENSES
Regulated:
  Cost of fuel, energy and capacity....      50,986       45,757
  Cost of gas sold ....................      96,858      105,321
  Other operating expenses ............     116,639      108,467
  Maintenance .........................      26,537       23,033
  Depreciation and amortization .......      49,691       44,191
  Property and other taxes ............      20,151       23,330
                                          ---------    ---------
                                            360,862      350,099
                                          ---------    ---------
Nonregulated:
  Cost of sales .......................      34,099       15,961
  Other ...............................       3,937        1,108
                                          ---------    ---------
                                             38,036       17,069
                                          ---------    ---------
Total operating expenses ..............     398,898      367,168
                                          ---------    ---------

OPERATING INCOME ......................      69,350       80,098
                                          ---------    ---------

NON-OPERATING INCOME
Interest and dividend income ..........       1,099        1,947
Other, net ............................      (2,041)      (2,877)
                                          ---------    ---------
                                               (942)        (930)
                                          ---------    ---------

FIXED CHARGES
Interest on long-term debt ............      16,489       17,553
Other interest expense ................       5,412        3,168
Preferred dividends of subsidiary trust       1,995        1,995
Allowance for borrowed funds ..........        (306)        (754)
                                          ---------    ---------
                                             23,590       21,962
                                          ---------    ---------

INCOME BEFORE INCOME TAXES ............      44,818       57,206
INCOME TAXES ..........................      18,634       24,027
                                          ---------    ---------
NET INCOME ............................      26,184       33,179
PREFERRED DIVIDENDS ...................       1,239        1,237
                                          ---------    ---------

EARNINGS ON COMMON STOCK ..............   $  24,945    $  31,942
                                          =========    =========


The accompanying notes are an integral part of these statements.

                           MIDAMERICAN ENERGY COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                             AS OF
                                                           -------------------------------------
                                                                   MARCH 31          DECEMBER 31
                                                           -----------------------   -----------
                                                              1999         1998         1998
                                                           ----------   ----------   ----------
                                                                 (UNAUDITED)
  ASSETS
  UTILITY PLANT
  Electric .............................................   $4,272,431   $4,098,474   $4,258,061
  Gas ..................................................      786,781      759,847      786,169
                                                           ----------   ----------   ----------
                                                            5,059,212    4,858,321    5,044,230
  Less accumulated depreciation and amortization .......    2,467,571    2,314,918    2,428,954
                                                           ----------   ----------   ----------
                                                            2,591,641    2,543,403    2,615,276
  Construction work in progress ........................       28,221       62,034       26,369
                                                           ----------   ----------   ----------
                                                            2,619,862    2,605,437    2,641,645
                                                           ----------   ----------   ----------

  POWER PURCHASE CONTRACT ..............................      142,132      167,215      144,875
                                                           ----------   ----------   ----------
  CURRENT ASSETS
  Cash and cash equivalents ............................       15,140       29,650        5,370
  Receivables ..........................................      139,274      140,476      168,764
  Inventories ..........................................       65,021       39,039       92,745
  Other ................................................       34,095        4,322       32,126
                                                           ----------   ----------   ----------
                                                              253,530      213,487      299,005
                                                           ----------   ----------   ----------

  INVESTMENTS AND NONREGULATED PROPERTY, NET ...........      202,754      141,479      183,279
                                                           ----------   ----------   ----------
  REGULATORY ASSETS ....................................      292,274      324,894      305,489
                                                           ----------   ----------   ----------
  OTHER ASSETS .........................................       31,343        9,019       11,237
                                                           ----------   ----------   ----------

  TOTAL ASSETS .........................................   $3,541,895   $3,461,531   $3,585,530
                                                           ==========   ==========   ==========

  CAPITALIZATION AND LIABILITIES
  CAPITALIZATION
  Common shareholder's equity ..........................   $  960,423   $  989,085   $  972,278
  MidAmerican preferred securities, not subject to
     mandatory redemption ..............................       31,759       31,761       31,759
  Preferred securities, subject to mandatory redemption:
     MidAmerican preferred securities ..................       50,000       50,000       50,000
     MidAmerican-obligated preferred securities of
        subsidiary trust holding solely MidAmerican
        junior subordinated debentures .................      100,000      100,000      100,000
  Long-term debt (excluding current portion) ...........      760,178      919,815      870,069
                                                           ----------   ----------   ----------
                                                            1,902,360    2,090,661    2,024,106
                                                           ----------   ----------   ----------
  CURRENT LIABILITIES
  Notes payable ........................................      191,595      115,102      206,221
  Current portion of long-term debt ....................      170,763       49,837       60,897
  Current portion of power purchase contract ...........       15,034       14,361       15,034
  Accounts payable .....................................      138,211      129,198      159,420
  Taxes accrued ........................................       97,004      101,818      106,132
  Interest accrued .....................................       13,957       14,181       13,473
  Other ................................................       39,459       20,298       35,405
                                                           ----------   ----------   ----------
                                                              666,023      444,795      596,582
                                                           ----------   ----------   ----------
  OTHER LIABILITIES
  Power purchase contract ..............................       68,093       83,143       68,093
  Deferred income taxes ................................      583,405      591,341      584,675
  Investment tax credit ................................       76,005       81,700       77,421
  Other ................................................      246,009      169,891      234,653
                                                           ----------   ----------   ----------
                                                              973,512      926,075      964,842
                                                           ----------   ----------   ----------

  TOTAL CAPITALIZATION AND LIABILITIES .................   $3,541,895   $3,461,531   $3,585,530
                                                           ==========   ==========   ==========

The accompanying notes are an integral part of these statements.

                           MIDAMERICAN ENERGY COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                   THREE MONTHS
                                                                  ENDED MARCH 31
                                                               ---------------------
                                                                 1999         1998
                                                               --------    ---------
NET CASH FLOWS FROM OPERATING ACTIVITIES
Net income .................................................   $ 26,184    $  33,179
Adjustments to reconcile net income to net cash provided:
    Depreciation and amortization ..........................     51,422       47,774
    Net decrease in deferred income taxes and
        investment tax credit, net .........................     (2,863)      (2,925)
    Amortization of other assets ...........................     10,164        9,165
    Impact of changes in working capital ...................     19,446       93,230
    Other ..................................................    (22,001)        (928)
                                                               --------    ---------
        Net cash provided ..................................     82,352      179,495
                                                               --------    ---------

NET CASH FLOWS FROM INVESTING ACTIVITIES
Utility construction expenditures ..........................    (25,841)     (24,686)
Quad Cities Nuclear Power Station decommissioning trust fund     (2,813)      (2,813)
Nonregulated capital expenditures ..........................       (584)     (19,966)
Other investing activities, net ............................       (639)         667
                                                               --------    ---------
    Net cash used ..........................................    (29,877)     (46,798)
                                                               --------    ---------

NET CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid .............................................    (37,945)     (29,838)
Retirement of long-term debt, including reacquisition cost .       (134)     (75,126)
Reacquisition of preferred shares ..........................          -           (3)
Cash inflow of accounts receivable securitization ..........     10,000            -
Net decrease in notes payable ..............................    (14,626)      (7,398)
                                                               --------    ---------
    Net cash used ..........................................    (42,705)    (112,365)
                                                               --------    ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS ..................      9,770       20,332
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...........      5,370        9,318
                                                               --------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .................   $ 15,140    $  29,650
                                                               ========    =========

ADDITIONAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized ..................   $ 21,461    $  27,303
                                                               ========    =========
Income taxes paid ..........................................   $      -    $      84
                                                               ========    =========

The accompanying notes are an integral part of these statements.

                           MIDAMERICAN ENERGY COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.   GENERAL:

     The consolidated financial statements included herein have been prepared by MidAmerican Energy Company (MidAmerican), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of MidAmerican, all adjustments have been made to present fairly the financial position, the results of operations and the changes in cash flows for the periods presented. Prior year amounts have been reclassified to a basis consistent with the current year presentation. All significant intercompany transactions have been eliminated. Although MidAmerican believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in MidAmerican's latest Annual Report on Form 10-K.

     MidAmerican is a public utility with electric and natural gas operations and is the principal subsidiary of MHC Inc. (MHC). MHC is a wholly owned indirect subsidiary of MidAmerican Energy Holdings Company. The current corporate structure is the result of a merger transaction completed on March 12, 1999, involving MHC (formerly MidAmerican Energy Holdings Company) and CalEnergy Company, Inc. (CalEnergy). CalEnergy, through a reincorporation transaction, was renamed MidAmerican Energy Holdings Company (Holdings). Holdings is an exempt public utility holding company headquartered in Des Moines, Iowa.

B.  ENVIRONMENTAL MATTERS:

     (1)  MANUFACTURED GAS PLANT FACILITIES -

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

     MidAmerican's estimate of probable remediation costs for the sites discussed above as of March 31, 1999, was $24 million. This estimate has been recorded as a liability and a regulatory asset for future recovery. The Illinois Commerce Commission (ICC) has approved the use of a tariff rider which permits recovery of the actual costs of litigation, investigation and remediation relating to former MGP sites. MidAmerican's present rates in Iowa provide for a fixed annual recovery of MGP costs. MidAmerican intends to pursue recovery of the remediation costs from other PRPs and its insurance carriers.

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

     (2)  CLEAN AIR ACT -

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

C.  RATE MATTERS:

     (1)  ELECTRIC -

     In Iowa, prices for electric residential customers were reduced $5.0 million annually on June 1, 1998. The decrease was the last of three for Iowa residential customers as a result of a 1997 settlement agreement.

     Electric prices for Iowa industrial customers were reduced by $6 million annually and electric prices for Iowa commercial customers were reduced by $4 million annually through several steps from mid-1997 to the end of 1998. The reductions were achieved through a retail access pilot project, negotiated individual electric contracts and a $1.5 million tariffed rate reduction for certain non-contract commercial customers.

     The negotiated electric contracts have differing terms and conditions as well as prices. The contracts range in length from five to ten years, and some have price renegotiation and early termination provisions exercisable by either party. The vast majority of the contracts are for terms of seven years or less, although, some large customers have agreed to 10-year contracts. Prices are set as fixed prices; however, many contracts allow for potential price adjustments with respect to environmental costs, government imposed public purpose programs, tax changes, and transition costs. While the contract prices are fixed (except for the potential adjustment elements), the costs MidAmerican incurs to fulfill these contracts will vary. On an aggregate basis the annual revenues under contract are approximately $180 million.

     If MidAmerican's annual Iowa electric jurisdictional return on common equity (ROE) exceeds 12%, then earnings above the 12% level will be shared equally between customers and MidAmerican; if the ROE exceeds 14%, two-thirds of MidAmerican's share of those earnings will be used for accelerated recovery of certain regulatory assets. The 1997 pricing plan settlement agreement precludes MidAmerican from filing for increased rates prior to 2001 unless the ROE falls below 9%. Other parties signing the agreement are prohibited from filing for reduced rates prior to 2001 unless the ROE after reflecting credits to customers, exceeds 14%. On April 14, 1999, the Iowa Utilities Board (IUB) approved, subject to additional refund, MidAmerican's ROE calculation and its proposed $2.2 million refund to non-contract customers. MidAmerican has accrued for this refund.

     Under an Illinois restructuring law enacted in 1997, a similar sharing mechanism is in place for MidAmerican's Illinois electric operations. Two-year average ROE's greater than a two-year average benchmark will trigger an equal sharing of earnings on the excess. The benchmark is a calculation of average 30-year Treasury Bond rates plus 5.5% for 1998 and 1999 and 6.5% for 2000 through 2004. The initial calculation, due March 31, 2000, will be based on 1998 and 1999 results.

     (2)  GAS -

     In October 1998, MidAmerican made a filing with the IUB requesting a rate increase for its Iowa retail gas customers. An interim rate increase of approximately $6.7 million annually was approved by the IUB on January 22, 1999, effective immediately. On April 23, 1999, the IUB issued an order approving a settlement agreement between MidAmerican, the Iowa Office of Consumer Advocate
(OCA) and other parties which provides for an annual increase of $13.9 million. MidAmerican anticipates the new rates will be implemented by June 1999.

     In November 1998, MidAmerican filed with the South Dakota Public Utilities Commission (SDPUC) requesting a rate increase for its South Dakota retail gas customers. The SDPUC, on April 21, 1999, approved a rate increase of $2.4 million annually, effective May 1, 1999.

D.  ACCOUNTING FOR THE EFFECTS OF CERTAIN TYPES OF REGULATION:

     MidAmerican's utility operations are subject to the regulation of the IUB, the ICC, the SDPUC, and the Federal Energy Regulatory Commission (FERC). MidAmerican's accounting policies and the accompanying Consolidated Financial Statements conform to generally accepted accounting principles applicable to rate-regulated enterprises and reflect the effects of the ratemaking process.

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

E.  MIDAMERICAN-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES:

     The MidAmerican Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely MidAmerican Junior Subordinated Debentures included in the Consolidated Balance Sheets were issued by MidAmerican Energy Financing I (the Trust), a wholly-owned statutory business trust of MidAmerican. The sole assets of the Trust are $103.1 million of MidAmerican 7.98% Series A Debentures due 2045.

F.  SEGMENT INFORMATION:

     MidAmerican has two reportable operating segments: electric and gas. The electric segment derives most of its revenue from retail sales of regulated electricity to residential, commercial, and industrial customers and sales to other utilities; whereas the gas segment derives most of its revenue from retail sales of regulated natural gas to residential, commercial, and industrial customers. The gas segment also earns significant revenues by transporting gas owned by others through its distribution systems. Pricing for electric and gas sales are established separately by regulatory agencies; therefore, management also reviews each segment separately to make decisions regarding allocation of resources and in evaluating performance. Common operating costs are allocated to each segment.

     The  following  tables  provide  certain  MidAmerican   information  on  an
operating segment basis (in thousands):

                                                Three Months
                                               Ended March 31
                                          ------------------------
                                            1999            1998
                                          --------        --------
Electric:
  Revenues............................    $262,128        $256,354
  Operating income....................      44,362          53,646
Gas:
  Revenues............................     170,778         173,200
  Operating income....................      27,682          25,372
Nonregulated and other (a):
  Revenues............................      35,342          17,712
  Operating income (loss).............      (2,694)          1,080

                                              March 31          December 31
                                  --------------------------
                                     1999            1998          1998
                                  ----------      ----------    -----------
Total Assets:
  Electric...................     $2,908,822      $2,830,942    $2,897,657
  Gas  ......................        614,435         589,539       672,072
    Nonregulated and other (a).       18,638          41,050        15,801

(a) "Nonregulated and other" consists of nonregulated gas operations, CBEC Railway and other nonregulated activities.

G.  OTHER COMPREHENSIVE INCOME:

     For the three months ended March 31, 1999 and 1998, there were no differences between MidAmerican's comprehensive income and earnings on common stock.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

                                  INTRODUCTION
                                  ------------

     MidAmerican Energy Company (MidAmerican) is a public utility with electric and natural gas operations and is the principal subsidiary of MHC Inc. (MHC). MHC is headquartered in Des Moines, Iowa, and has the following nonregulated subsidiaries: MidAmerican Capital Company, MidAmerican Realty Services Company and Midwest Capital Group, Inc. MHC is a wholly owned subsidiary of MidAmerican Funding, LLC, which is a wholly owned subsidiary of MidAmerican Energy Holdings Company.

     The current corporate structure is the result of the merger transaction completed on March 12, 1999, involving MHC (formerly MidAmerican Energy Holdings Company) and CalEnergy Company, Inc. (CalEnergy). CalEnergy, through a reincorporation transaction, was renamed MidAmerican Energy Holdings Company (Holdings). Holdings is an exempt public utility holding company headquartered in Des Moines.

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

                              RESULTS OF OPERATIONS
                              ---------------------

EARNINGS DISCUSSION

     MidAmerican's earnings on common stock for the first quarter of 1999 were $24.9 million compared to $31.9 million for the first quarter of 1998. Below is a list of some of the significant factors contributing to the change in earnings. The amounts represent the variance between the respective periods. Therefore, a factor that had a negative impact on earnings in both periods, but which had less of a negative impact in the 1999 period than in the 1998 period, would be displayed as a positive factor for comparison purposes.

     For purposes of the following table, expenses related to amortization of deferred energy efficiency costs, ongoing energy efficiency costs and certain Cooper Nuclear Station (Cooper) costs are netted against the related recovery. As a result, the "O&M expenses" line below does not reflect the impact of these expenses, and the net effect of the revenues and expenses is included in the amounts on the "Other factors" line under gross margin.

     The discussions that follow address the listed items and other variations.

                                                 Approximate Earnings Variances
                                                  Three Months Ended March 31,
                                                           1999 vs 1998
                                                           (In millions)
Variation in gross margin due to -
  Weather effect....................................            $1.8
  Customer growth & other sales growth..............             2.1
  Off-system sales margin & other Iowa energy costs.             5.8
  Electric retail prices............................            (3.8)
  Gas retail prices.................................             0.9
  Other factors.....................................            (2.1)
O&M expenses.........................................           (7.7)
Depreciation & amortization..........................           (3.2)
Property and other taxes.............................            1.9
Utility nonregulated operating activities............           (2.0)


REGULATED GROSS MARGIN

Regulated Electric Gross Margin:
--------------------------------

                                                 Three Months
                                                Ended March 31
                                              ------------------
                                               1999        1998
                                              ------      ------
                                                 (In millions)
     Operating revenues....................    $262        $256
     Cost of fuel, energy and capacity.....      51          46
                                               ----        ----
       Electric gross margin...............    $211        $210
                                               ====        ====

     MidAmerican's electric gross margin for the first quarter of 1999 was relatively unchanged from the first quarter of 1998. The impact of various factors affecting electric margin are discussed in the following paragraphs.

     A decrease in revenues from energy efficiency cost recovery accounted for a $1.8 million decrease in revenues and margin. Approximately $9.5 million of MidAmerican's 1999 quarterly electric revenues were from the recovery of energy efficiency program costs compared to $11.3 million in the first quarter of 1998. Collection of deferred energy efficiency costs decreased in the 1999 quarter compared to the first quarter of 1998 due to the completion of one of the recovery periods. Changes in revenues from energy efficiency cost recovery are substantially offset by corresponding changes in other operating expenses. Refer to the discussion under "Energy Efficiency" in the OPERATING ACTIVITIES AND OTHER MATTERS section of MD&A for further discussion.

     Temperatures during the three months ended March 31, 1999, were warmer than normal but colder than the first quarter of 1998. Compared to normal, temperatures resulted in a $4 million reduction of the 1999 three-month electric margin, while temperatures in the first quarter of 1998 reduced electric margin in that period by $5 million. Thus, compared to the 1998 quarter, colder temperatures improved margin for the 1999 quarter by approximately $1 million. Moderate growth in the number of customers increased electric margin by $2.0 million. In total, retail sales of electricity increased 1.4%.

     Electric margin in the first quarter of 1999 reflects MidAmerican's strong performance in the off-system market relative to the 1998 quarter. Margins on off-system sales, which account for most of MidAmerican's sales for resale, contributed $6.1 million more to gross margin in the first quarter of 1999 than in the same period in 1998. Related sales volumes increased 16.9% compared to the 1998 period due in part to the availability of Quad Cities Nuclear Power Station (Quad Cities Station) in 1999.

     Revenues and gross margin for the three months ended March 31, 1999, reflect price reductions which were not in effect, or were only partially in effect, in the first quarter of 1998. In June 1998, prices for Iowa residential customers were reduced $5 million annually. Since July 1997, MidAmerican has reduced prices a total of approximately $10 million annually for its Iowa commercial and industrial customers through negotiated contracts and a tariffed rate reduction. These reductions were only partially in effect in the first quarter of 1998. Prices for Illinois customers were reduced $0.9 million in August 1998 related to Illinois utility industry restructuring. MidAmerican also recorded a $3.9 million refund accrual for a revenue sharing arrangement in Iowa. Refer to "Rate Matters: Electric" in the OPERATING ACTIVITIES AND OTHER MATTERS section of MD&A for a discussion of revenue sharing. The combined effect of price reductions and the revenue sharing accrual decreased revenues and electric margin by $6.4 million for the first quarter of 1999 compared to the first quarter of 1998.

Regulated Gas Gross Margin:
---------------------------

                                           Three Months
                                          Ended March 31
                                         ----------------
                                         1999        1998
                                         ----        ----
                                          (In millions)
     Operating revenues...........       $171        $173
     Cost of gas sold.............         97         105
                                         ----        ----
       Gas gross margin...........       $ 74        $ 68
                                         ====        ====

     MidAmerican's regulated gas revenues include purchase gas adjustment clauses (PGAs) through which MidAmerican is allowed to recover the cost of gas sold from most of its gas utility customers. Consequently, fluctuations in the cost of gas sold do not affect gross margin or net income because revenues reflect comparable fluctuations in revenues from PGAs. A decrease in the per-unit cost of gas for the first quarter of 1999 compared to the first quarter of 1998 reduced revenues and cost of gas sold by approximately $12 million.

     On January 22, 1999, the IUB approved a $6.7 million annual interim increase in gas rates for Iowa retail customers. The increase contributed approximately $1.5 million to the comparative increase in gas margin for the first quarter of 1999.

     Recovery of gas energy efficiency costs decreased from $4.4 million in the first quarter of 1998 to $4.1 million in the first quarter of 1999. Again, changes in revenues from energy efficiency cost recovery are substantially offset by corresponding changes in other operating expenses.

     Temperatures in the first quarter of 1999 were 10% warmer than normal, resulting in a $6 million decrease in gas gross margin for the period, while temperatures in the first quarter of 1998 were 15% warmer than normal, resulting in an $8 million decrease in gas gross margin. Comparing the two quarters, gas margin increased approximately $2 million in the first quarter of 1999 due to the effects of weather. Customer growth resulted in a $1.0 million improvement in gas margin in the 1999 quarter. Other sales factors also contributed to the increase in gas margin for the first quarter of 1999. In total, retail sales of natural gas in the first quarter of 1999 increased 3.0% compared to the 1998 quarter.

UTILITY OPERATING EXPENSES

     Utility other operating expenses increased $8.2 million for the first quarter of 1999 compared to the first quarter of 1998. Increased expenses in 1999 for information technology, consulting services and the amount and timing of certain employee incentive costs were major causes of the increase. The increase in information technology costs was due in part to year 2000 preparation and support for various new systems.

     As mentioned in the gross margin discussions, the recovery of one phase of deferred energy efficiency costs is complete, and accordingly, the costs for that phase have been fully amortized to expense. As a result, energy efficiency costs decreased $1.8 million in the first quarter of 1999 compared to the first quarter of 1998.

     Maintenance expenses increased $3.5 million in the 1999 quarter compared to the same period in 1998 due to the timing of generating plant maintenance and increased electric distribution maintenance due in part to increased tree trimming expense.

     Depreciation and amortization expense increased in the first quarter of 1999 compared to the first quarter of 1998 due to an increase in utility plant and a $3.5 million regulatory accrual relating to the Illinois electric restructuring legislation.

     Property and other taxes decreased $3.2 million compared to the three months ended March 31, 1998. MidAmerican's Iowa property tax decreased for the first quarter of 1999 due to reduced assessed values. Deregulation of the Illinois electric utility industry resulted in changes in the way certain taxes are assessed in Illinois. The changes resulted in a decrease in MidAmerican's tax expense for the first quarter of 1999 compared to the 1998 period. One of the taxes is now assessed directly on the energy consumer instead of through the utility. Accordingly, MidAmerican's electric revenues reflect an equal reduction in the 1999 quarter for this tax collection change.

NONREGULATED OPERATING REVENUES AND OPERATING EXPENSES

     MidAmerican's income statements now reflect its nonregulated operations in the determination of Operating Income. Previously, these activities were reflected in Other, Net on the Consolidated Statements of Income. All prior year amounts have been reclassified to be consistent with the current year's presentation.

     Revenues and Cost of Sales -

     Revenues from wholesale natural gas marketing operations increased $17.3 million for the first quarter of 1999 compared to the same period in 1998 due to an increase in related sales volumes of 12 million MMBtus (192%). The increase in sales volumes is due primarily to gas marketing contracts previously serviced by a nonregulated affiliate of MidAmerican that started being renewed as MidAmerican contracts in May 1998. A decrease in the average price per unit, reflective of a lower cost of gas per unit, partially offset the effect of increased sales. Cost of sales related to natural gas marketing for the 1999 period reflects the increase in sales and the decrease in the average cost of gas per unit. Total gross margin (total price less cost of gas) on nonregulated natural gas sales decreased $0.7 million compared to the first quarter of 1998. The decrease was due to lower than anticipated gas prices in part of the quarter and lower than anticipated sales volumes due in part to mild weather.

     Other Nonregulated Operating Expenses -

     Other nonregulated operating expenses increased in the first quarter of 1999 compared to the first quarter of 1998 due to costs of initiatives for new nonregulated products and services.

NON-OPERATING INCOME AND INTEREST EXPENSE

     Interest and Dividend Income -

     Interest income decreased in the 1999 quarter compared to the 1998 quarter due to a decrease in temporary cash investments and the note receivable related to the sale of MidAmerican's accounts receivable.

     Other, Net -

     Other, Net reflects the discount on sold accounts receivable, net of a fee for servicing the accounts. The net discount was recorded as an expense in Other, Net in the amount of $2.9 million and $1.7 million for the first quarter of 1999 and 1998, respectively.

     Fixed Charges -

     The decrease in interest on long-term debt is due to long-term debt maturities and refinancing in 1998. Other interest expense increased due primarily to an increase in commercial paper outstanding.

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

     MidAmerican has available a variety of sources of liquidity and capital resources, both internal and external. These resources provide funds required for current operations, construction expenditures, dividends, debt retirement and other capital requirements.

     As reflected on the Consolidated Statements of Cash Flows, MidAmerican's net cash provided from operating activities was $82 million and $179 million the first three months of 1999 and 1998, respectively.

INVESTING ACTIVITIES AND PLANS

     Utility Construction Expenditures -

     MidAmerican's   primary   need  for   capital   is   utility   construction
expenditures.   For  the  first  three  months  of  1999,  utility  construction expenditures totaled $26 million, including allowance for funds used during construction (AFUDC) and Quad Cities Station nuclear fuel purchases. All such expenditures were met with cash generated from utility operations, net of dividends.

     Forecasted utility construction expenditures, including AFUDC, for 1999 are $179 million and $720 million for 2000 through 2003. Capital expenditure needs are reviewed regularly by MidAmerican's management and may change significantly as a result of such reviews. MidAmerican presently expects that all utility construction expenditures for the next five years will be met with cash generated from utility operations, net of dividends. The actual level of cash generated from utility operations is affected by, among other things, economic conditions in the utility service territory, weather and federal and state regulatory actions.

     Nuclear Decommissioning -

     Each owner of a nuclear facility is required to set aside funds to provide for the cost of decommissioning its nuclear facility. In general, decommissioning of a nuclear facility means to safely remove the facility from service and restore the property to a condition allowing unrestricted use by the operator. Based on information presently available, MidAmerican expects to contribute approximately $42 million during the period 1999 through 2003 to an external trust established for the investment of funds for decommissioning the Quad Cities Station. Approximately 60% of the trust's funds are now invested in domestic corporate debt and common equity securities. The remainder is invested in investment grade municipal and U.S. Treasury bonds.

     In addition,  MidAmerican  makes payments to Nebraska Public Power District
(NPPD) related to decommissioning Cooper. These payments are reflected in other operating expenses in the Consolidated Statements of Income. NPPD estimates call for MidAmerican to pay approximately $57 million to NPPD for Cooper decommissioning during the period 1999 through 2003. NPPD invests the funds predominately in U.S. Treasury Bonds. MidAmerican's obligation for Cooper decommissioning may be affected by the actual plant shutdown date and the status of the power purchase contract at that time. In July 1997, NPPD filed a lawsuit in United States District Court for the District of Nebraska naming MidAmerican as the defendant and seeking a declaration of MidAmerican's rights and obligations in connection with Cooper nuclear decommissioning funding.

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

FINANCING ACTIVITIES, PLANS AND AVAILABILITY

     MidAmerican currently has authority from the FERC to issue short-term debt in the form of commercial paper and bank notes aggregating $400 million. As of March 31, 1999, MidAmerican had a $250 million revolving credit facility agreement and a $5 million bank line of credit. MidAmerican's commercial paper borrowings are supported by the revolving credit facility and the line of credit. MidAmerican also has a revolving credit facility which is dedicated to providing liquidity for its obligations under outstanding pollution control revenue bonds that are periodically remarketed.

     In 1997, MidAmerican entered into a revolving agreement, which expires in 2002, to sell all of its right, title and interest in the majority of its billed accounts receivable to MidAmerican Energy Funding Corporation (Funding Corp.), a special purpose entity established to purchase accounts receivable from MidAmerican. Funding Corp. in turn sold receivable interests to outside investors. In consideration for the sale, MidAmerican received $70 million in cash and the remaining balance in the form of a subordinated note from Funding Corp. In the fourth quarter of 1998, the revolving balance was reduced to $60 million due to a decline in accounts receivable available for sale, but returned to $70 million in the first quarter of 1999. The agreement is structured as a true sale, as determined by Statement of Financial Accounting Standards (SFAS) No. 125, under which the creditors of Funding Corp. will be entitled to be satisfied out of the assets of Funding Corp. prior to any value being returned to MidAmerican or its creditors. Therefore, the accounts receivable sold are not reflected on MidAmerican's Consolidated Balance Sheets. As of March 31, 1999, $112.3 million of accounts receivable, net of reserves, were sold under the agreement.

         MidAmerican has authorization from the FERC to issue up to $500 million in various forms of long-term debt. MidAmerican will also need authorization from the ICC prior to issuing any securities. If 90% or more of the proceeds from a securities issuance are used for refinancing purposes, MidAmerican need only provide the ICC with an "informational statement" prior to the issuance which sets forth the type, amount and use of the proceeds of the securities to be issued. If less than 90% of the proceeds are used for refinancing, MidAmerican must file a comprehensive application seeking authorization prior to issuance. The ICC is required to hold a hearing before issuing its authorization.

OPERATING ACTIVITIES AND OTHER MATTERS

     Industry Evolution -

     The utility industry continues to evolve into an increasingly competitive environment. In virtually every region of the country, legislative and regulatory actions are being taken which result in customers having more choices in their energy decisions.

     In the electric industry, the traditional vertical integration of generation, delivery and marketing is being unbundled, with the generation and marketing functions being deregulated. For local gas distribution businesses, the supply, local delivery and marketing functions are similarly being separated and opened to competitors for all classes of customers. While retail electric competition is presently not permitted in Iowa, MidAmerican's primary market,legislation to do so was introduced in the Iowa legislature in the last session. Deregulation of the gas supply function related to small volume customers is also being considered by the IUB. MidAmerican is actively participating in the legislative and regulatory processes shaping the new environment in which its businesses will operate.

     The generation and retail portions of MidAmerican's electric business will be most affected by competition. The introduction of competition in the wholesale market has resulted in a proliferation of power marketers and a substantial increase in market activity. As retail choice evolves, competition from other traditional utilities, power marketers and -customer-owned generation could put pressure on utility margins.

     During the transition to full competition, increased volatility in the marketplace can be expected. Although MidAmerican has sufficient low cost generation for its retail electric needs, recent wholesale market volatility underscores the increased risk and opportunity associated with the energy business as it transitions to competition.

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

     In addition, the law provides for Illinois earnings above a certain level of ROE to be shared equally between customers and MidAmerican beginning in April 2000. MidAmerican's ROE level will be based on a rolling two-year average, with the first determination being based on an average of 1998 and 1999. The ROE level at which MidAmerican will be required to share earnings is a multi-step calculation of average 30-year Treasury Bond rates plus 5.50% for 1998 and 1999 and 6.50% for 2000 through 2004. If the resulting average Treasury Bond rate were equal to the December 1998 30-year Treasury Bond rate, the

ROE level above which sharing must occur would be approximately 10.6%. The law allows MidAmerican to mitigate the sharing of earnings above the threshold ROE through accelerating depreciation or other non-cash methods that would reduce MidAmerican's earnings. MidAmerican continues to evaluate its strategy regarding the sharing mechanism.

     The law also addresses charges to customers for transition costs based on a lost-revenue approach. These transition fees, designed to help utilities recover stranded costs, will end December 31, 2006, subject to possible extension. MidAmerican continues its involvement in proceedings which detail the new competitive environment and to evaluate the impact of the law on its operations and the opportunities the law presents.

     In Iowa, a replacement of the prior utility property tax system, which was supported by MidAmerican, went into effect on January 1, 1999. The replacement tax is primarily a consumption-based tax on the user of energy and assures stability in tax collections as the industry is deregulated in Iowa. With resolution of the utility property tax issue, MidAmerican is pursuing the adoption of electric utility industry restructuring legislation. Progress was made during the 1999 Iowa legislative session, and MidAmerican continues working toward adoption of new legislation in a future session.

     Residential and Commercial Pilot Project -

     On August 21, 1998, the IUB issued an Order approving MidAmerican's proposal to allow at least 15,000 Iowa families and 2,000 small businesses to have the opportunity to select among competing electricity providers. The two-year pilot program will allow participating retail customers in the selected test area to choose among several electricity providers, including MidAmerican, and to have that energy delivered by MidAmerican. Customer enrollment is currently allowed and the pilot could begin in the second quarter of 1999. Businesses in the test area will be eligible for the program if their annual peak demand is less than four megawatts. New suppliers participating in the program will have to be certified by the IUB and meet specified requirements.

     Accounting Effects of Industry Restructuring -

     A possible consequence of competition in the utility industry is that SFAS 71 may no longer apply. SFAS 71 sets forth accounting principles for operations that are regulated and meet certain criteria. For operations that meet the criteria, SFAS 71 allows, among other things, the deferral of costs that would otherwise be expensed when incurred. A majority of MidAmerican's electric and gas utility operations currently meet the criteria required by SFAS 71, but its applicability is periodically reexamined. On December 16, 1997, MidAmerican's generation operations serving Illinois were no longer subject to the provisions of SFAS 71 due to passage of industry restructuring legislation in Illinois. Thus, in 1997 MidAmerican was required to write off the regulatory assets and liabilities from its balance sheet related to its Illinois generation operations. The net amount of such write-offs was not material. If other portions of its utility operations no longer meet the criteria of SFAS 71, MidAmerican could be required to write off the related regulatory assets and liabilities from its balance sheet, and thus, a material adjustment to earnings in that period could result. As of March 31, 1999, MidAmerican had $292 million of regulatory assets on its Consolidated Balance Sheet.

     Energy Efficiency -

     MidAmerican's regulatory assets as of March 31, 1999, included $64.9 million of deferred energy efficiency costs. Based on the current level of recovery, MidAmerican expects to recover these costs by the end of 2001. MidAmerican is also allowed to recover its ongoing energy efficiency costs on a current basis. Recovery of these costs is being collected from customers based on projected annual costs of $16.8 million, which may be adjusted annually. Amortization of the deferred energy efficiency costs and current expenditures for energy efficiency costs will be reflected in other operating expenses over the related periods of recovery. The total of such costs for the years 1999, 2000 and 2001 is estimated to be $43 million, $40 million and $35 million, respectively.

     Rate Matters: Electric -

     Electric prices for Iowa industrial customers were reduced by $6 million annually and electric prices for Iowa commercial customers were reduced by $4 million annually through several steps from mid-1997 to the end of 1998. The reductions were achieved through a retail access pilot project, negotiated individual electric contracts and a $1.5 million tariffed rate reduction for certain non-contract commercial customers.

     The negotiated electric contracts have differing terms and conditions as well as prices. The contracts range in length from five to ten years, and some have price renegotiation and early termination provisions exercisable by either party. The vast majority of the contracts are for terms of seven years or less, although, some large customers have agreed to 10-year contracts. Prices are set as fixed prices; however, many contracts allow for potential price adjustments with respect to environmental costs, government imposed public purpose programs, tax changes, and transition costs. While the contract prices are fixed (except for the potential adjustment elements), the costs MidAmerican incurs to fulfill these contracts will vary. On an aggregate basis the annual revenues under contract are approximately $180 million.

     If MidAmerican's annual Iowa electric jurisdictional ROE exceeds 12%, then earnings above the 12% level will be shared equally between customers and MidAmerican; if the ROE exceeds 14%, then two-thirds of MidAmerican's share of those earnings will be used for accelerated recovery of certain regulatory assets. A 1997 pricing plan settlement agreement precludes MidAmerican from filing for increased rates prior to 2001 unless the ROE falls below 9%. Other parties signing the agreement are prohibited from filing for reduced rates prior to 2001 unless the ROE, after reflecting credits to customers, exceeds 14%. On April 14, 1999, the IUB approved, subject to additional refund, MidAmerican's ROE calculation and its proposed $2.2 million refund to non-contract customers. MidAmerican has accrued for this refund. The agreement also eliminated MidAmerican's energy adjustment clause, and, as a result, the cost of fuel is not directly passed on to customers.

     Rate Matters: Gas -

     In October 1998, MidAmerican made a filing with the IUB requesting a rate increase for its Iowa retail gas customers. An interim rate increase of approximately $6.7 million annually was approved by the IUB on January 22, 1999, effective immediately. On April 23, 1999, the IUB issued an order approving a settlement agreement between MidAmerican, the OCA and other parties which provides for an annual increase of $13.9 million. MidAmerican anticipates the new rates will be implemented by June 1999.

     In November 1998, MidAmerican filed with the South Dakota Public Utilities Commission (SDPUC) requesting a rate increase for its South Dakota retail gas customers. The SDPUC in April 1999 approved a rate increase of $2.4 million annually, effective May 1, 1999.

     Environmental Matters -

     The EPA and state environmental agencies have determined that contaminated wastes remaining at certain decommissioned MGP facilities may pose a threat to the public health or the environment if such contaminants are in sufficient quantities and at such concentrations as to warrant remedial action.

     MidAmerican is evaluating 27 properties which were, at one time, sites of gas manufacturing plants in which it may be a PRP. The purpose of these evaluations is to determine whether waste materials are present, whether such materials constitute an environmental or health risk, and whether MidAmerican has any responsibility for remedial action. MidAmerican's estimate of probable remediation costs for these sites as of March 31, 1999, was $24 million. This estimate has been recorded as a liability and a regulatory asset for future recovery through the regulatory process. Refer to Note B (1) of Notes for further discussion of MidAmerican's environmental activities related to MGP sites and cost recovery.

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

     Quad Cities Nuclear Power Station -

     Quad Cities Station is operated by, and 75% owned by, Commonwealth Edison Company (ComEd). In January 1998, ComEd was informed by the Nuclear Regulatory Commission (NRC) that the performance of Quad Cities Station was trending adversely. During outages at Units 1 and 2 in the first five months of 1998, ComEd worked extensively with the NRC regarding its concerns. In a July 1998 meeting, ComEd was informed by the NRC that while the adverse trend at Quad Cities Station appears to have been stopped, the operating time of the units since their restarts in May and June 1998 was not sufficient for the NRC to make a final determination of the trend status of Quad Cities Station. The NRC senior managers met again in April 1999 and briefed the NRC commissioners on May 6, 1999. As a result, Quad Cities Station is now classified in the NRC's Routine Oversight category for nuclear power plants, which is the best of the NRC's three categories. Other than a refueling outage on one unit and a scheduled surveillance outage required by technical specifications, the Quad Cities Station units have remained in full operation since their restarts in May and June 1998.

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

ACTIVITIES REGARDING YEAR 2000 DATE ISSUES

     The following discussion of year 2000 issues describes MidAmerican's plans to address technical problems relating to calculations, manipulations, storage and other uses of date-sensitive data which could cause some computer-controlled systems, applications and processes (hereinafter referred to as "Systems") to incorrectly process critical financial and operational information, or stop processing altogether. The discussion contains by necessity many forward-looking statements. MidAmerican wishes to avail itself of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and in order to do so includes the following meaningful cautionary statements with regard to the forward looking statements of its year 2000 plans. MidAmerican's intentions, expectations, and predictions relating to its year 2000 efforts are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, such statements. Such risks and uncertainties include, among others, the effects of weather, federal and state regulatory actions, and other matters, many of which are beyond MidAmerican's control. In addition, MidAmerican claims the full protections established by the Year 2000 Information and Readiness Disclosure Act for Year 2000 Statements and Year 2000 Readiness Disclosure.

     Project Description -

     MidAmerican has undertaken an extensive ongoing project to address its information technology (IT) and non-IT (including embedded technology) Systems potentially affected by the year 2000 date change. MidAmerican's approach is based on a five-phase project methodology - inventory, assessment, planning, resolution and implementation - designed to result in the identification and evaluation of potential problems, and remediation of MidAmerican's Systems. MidAmerican generally defines the five phases as follows:

     1. Inventory Phase - The purpose of the inventory phase is to identify and document Systems used by MidAmerican that may have a date-sensitive function.

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

     4. Resolution Phase - The purpose of the resolution phase is to execute the plan developed during the preceding phases. Testing of Systems and/or components of Systems, as well as any preceding or subsequent remedial action, is commenced during this phase.

     5. Implementation Phase - The purpose of the implementation phase is to examine the Systems to determine whether they will function adequately in a production environment and to perform follow-up administrative tasks as required to develop appropriate documentation in support of year 2000 readiness.

     MidAmerican's preparedness goal is to ensure high- and medium-priority Systems are suitable for continued use into the year 2000 and will correctly perform all critical functions that require accurate processing of date-sensitive data ("year 2000 ready" or "year 2000 readiness") by June 30, 1999. MidAmerican classifies all Systems ranging from low-to high-priority based on their importance to carrying out MidAmerican's business mission. System priority is based on potential impacts resulting from year 2000 problems on public and employee safety, prolonged and widespread service outages, long-term shareholder value, and ability to comply with regulatory requirements. In the case of low-priority Systems, year 2000 readiness may be delayed beyond January 1, 2000, or perhaps indefinitely. MidAmerican plans to use the last six months of 1999 to perform post-implementation testing, address selected lower priority Systems and conduct preparedness exercises.

     Vendors, customers and other third parties may affect MidAmerican's ability to achieve year 2000 readiness. Because service reliability and financial stability are dependent on MidAmerican's supply chain, a concerted effort is being made to investigate important third parties to assess their ability to continue to supply products or services to, or purchase products or services from, MidAmerican.

     State of Readiness -

     Due to factors such as the overlapping nature of the project phases and the varying degree of complexity of the Systems being addressed, it is difficult to accurately determine the status of completion of a particular phase of the project at any given point in time. MidAmerican uses three methods to measure the status of project completion:

     1. As an entity with public utility operations, MidAmerican must comply with certain year 2000 regulatory requirements imposed by the North American Electric Reliability Council (NERC).

          NERC reporting data is limited primarily to Systems that are directly associated with transmission grid stability. The transmission grid consists of the interconnected transmission systems of North American utilities. Reporting categories include nuclear generation, non-nuclear generation, Energy Management Systems and Supervisory Control and Data Acquisition (SCADA) system, telecommunications systems, substation controls and system protection, and IT business information systems. Pursuant to NERC requirements, MidAmerican's March compliance filing shows MidAmerican has completed 100% of inventory provisions, 97% of assessment conditions (the remaining 3% relates to finalizing phase-end sign-off documentation and completion of assessment on some products that had not been implemented to production as of the reporting date), and 86% of remediation/testing requirements (phases 3-5).

     2. A "checklist" approach is used to monitor the completion status of each System that is unique to a given organizational group. For example, identical substation meters may be located in several individual substations, but the meter is counted as only one System. All Systems are viewed as equivalent, regardless of priority, in the checklist approach. Systems are categorized as complete or not complete, without regard to percentage of completion of the System in total or percentage of completion of any particular phase of the project. As of April 15, 1999, there were 5,547 separate Systems in MidAmerican's inventory. Of these, 4,865, or 88%, had been completed.

     3. MidAmerican's internally developed measure is more sensitive and is based on business risk/priority, weighted tasks and weighted phases. Only high- and medium-risk/priority Systems are included in the status of completion calculation. The data related to Systems that could impact grid stability pertains only to those Systems that directly affect MidAmerican's customers. Also, progress toward completion is measured. As of April 15, 1999, MidAmerican as a whole is generally in the resolution phase. Percentage of completion for six areas of business operations is a follows:

            A.     IT - Applications:  85% complete
            B.     IT - Operations & Infrastructure:  91% complete
            C.     Generation:  90% complete
            D.     Energy Delivery:  93% complete
            E.     Retail:  71% complete
            F.     Corporate Services (excluding IT):  66% complete

     The investigation of supply chain issues consists of documenting the nature of business relationships in correspondence, surveys and meetings with third parties and making determinations regarding their year 2000 readiness status based on the responses received. MidAmerican has initiated contact with vendors and business partners it considers to represent a significant financial or operational risk if they were to experience year 2000 problems. In addition, interconnected utilities and wholesale customers, as well as high-volume retail customers, have been contacted for the purpose of reviewing the status of their year 2000 readiness efforts. To date, information made available to MidAmerican has not been uniform in terms of quality and quantity. Although none of the information has suggested that the year 2000 readiness efforts of these vendors, business partners and customers have been inadequate, MidAmerican intends to maintain ongoing communications with some third parties through the last half of 1999. MidAmerican will also continue monitoring information about specific products in MidAmerican's inventory.

     Costs -

     As of March 31, 1999 approximately $7.5 million in operating expenses have been incurred to carry out year 2000 activities. It is anticipated that up to $7.5 million in additional operating expenses and capital costs will need to be incurred to complete the project. Although additional unforeseen costs may be incurred, at this time MidAmerican has not become aware of any material costs which may arise in order to achieve year 2000 readiness. Future progress toward achievement of year 2000 readiness could change this outlook.

     MidAmerican has renovated or replaced several high-priority Systems (e.g., management information, materials management information, work management information, customer service, electric outage management, meter control and inventory, and others) to gain enhanced functionalities. For example, the development and installation of a new customer service system (CSS) and related applications was an outcome of the merger which created MidAmerican in July of 1995. Although potential year 2000 problems existing in the predecessor companies' CSS products were recognized, the decision to implement the new CSS was primarily in response to integration difficulties and the need for additional application functionalities. The costs of these renovations and replacements are not reported herein as their development and installation was not driven by year 2000 concerns.

     Contingency Plans -

     A contingency plan identifying credible worst-case scenarios is being developed. The contingency plan is comprised of both mitigation and recovery aspects. Mitigation entails planning to reduce the impact of unresolved year 2000 problems, and recovery entails planning to restore services in the event that year 2000 problems occur. The first draft of MidAmerican's contingency plan is completed, and the schedule calls for finalizing the plan by June 30, 1999.

     Although a number of factors come into play in defining reasonably likely worst case scenarios, the loss of voice and data communications, volatile load patterns, and inability to control generation and/or return generation units to service are viewed as the most serious threats. The relative seriousness of these threats is based on recognition that the occurrence of any of these types of problems could have an immediate and significant effect on service reliability and financial performance.

     MidAmerican participated in a contingency planning drill coordinated by NERC on April 9, 1999. The drill focused on managing problems resulting from a simulated partial loss of voice and data communications services. MidAmerican also plans to participate in a second NERC-coordinated drill, which has been scheduled to take place on September 8-9, 1999. It is likely that additional drills will be conducted at MidAmerican's own discretion, as well.

     Risks -

     Despite the comprehensive nature of MidAmerican's year 2000 project and the results the project is designed to produce, MidAmerican may experience random, widespread and simultaneous failures in its generation, distribution and Systems during year 2000 transition periods. Contingency plans for any known or reasonably anticipated risk of interruption to the generation or distribution of energy are being developed to plan for resources needed to be put in place to reduce the potential outage period to a minimum. Although the impact on future operations and revenues is unknown, failure of MidAmerican's Systems to perform because of year 2000 implications could result in operating problems and costs material to MidAmerican.

     Although management believes the project will be completed sufficiently in advance of January 1, 2000, unforeseen and other factors could cause delays in the project, the results of which may have a material effect on MidAmerican's results of operations. In addition, there is no assurance that MidAmerican will not be affected by year 2000 problems experienced by third parties.

ACCOUNTING ISSUES

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" effective for fiscal years beginning after June 15, 1999.

SFAS 133 requires an entity to recognize all of its derivatives as either assets or liabilities in its statement of financial position and measure those instruments at fair value. If certain conditions are met, such instruments may be designated as hedges. Changes in the value of hedge instruments would not impact earnings, except to the extent that the instrument is not perfectly effective as a hedge. An entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use in assessing the effectiveness of the derivative. The Company has not yet determined the impact of this accounting standard.

     In November 1998, the Emerging Issues Task Force (EITF) of the FASB released EITF Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," effective for fiscal years beginning after December 15, 1998. In this issue, the EITF provides guidance on how contracts for energy commodities are to be accounted for on a company's income statement. Current accounting practice varies throughout the energy industry. Historically, a "settlement" basis of accounting has been used, meaning the earnings impact of energy contracts was recognized when such contracts were physically settled. As these type of contracts become more complicated or as the operation of the group conducting these activities takes on more characteristics of a trading function, the EITF has concluded that such contracts must be recorded at fair value, and the net change in value recorded in income. The EITF outlines a number of indicators to consider in determining whether an operation is engaged in "trading activities." Presently, MidAmerican's energy contract operation does not meet the EITF's definition of "trading", and hence it continues to use settlement accounting. However, if the nature of MidAmerican's operation changes, there may need to be a transition to fair value accounting.

PART I.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------  ----------------------------------------------------------

     As of March 31, 1999, MidAmerican's financial positions related to financial instruments and assets that are sensitive to changes in interest rates or commodity price changes have not changed materially since December 31, 1998. Refer to MidAmerican's 1998 Annual Report on Form 10-K under Item 7A for the applicable information as of December 31, 1998.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
-------  -----------------

     MidAmerican and its subsidiaries have no material legal proceedings except for the following:

Environmental Matters
---------------------

     For information relating to MidAmerican's Environmental Matters, reference is made to Part I, Note B of Notes to Consolidated Financial Statements.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

(A)      EXHIBITS

Exhibits Filed Herewith
-----------------------

         Exhibit 10.1 - MidAmerican Energy Company Combined Midwest Resources/Iowa Resources Restated Deferred Compensation Plan Board of Directors

         Exhibit 10.2 - MidAmerican Energy Company Restated Executive Deferred Compensation Plan.

         Exhibit 12 - Computation of ratios of earnings to fixed charges and computation of ratios of earnings to fixed charges plus preferred dividend requirements.

         Exhibit 15 - Awareness Letter of Independent Accountants

         Exhibit 27 - Financial Data Schedules (for electronic filing only).

(B)  REPORTS ON FORM 8-K

     On March 12, 1999, MidAmerican filed a current report on Form 8-K, dated March 12, 1999. The report included the following information:

     Item 1. Changes in Control of the Registrant - Discussed the merger transaction between MidAmerican's parent company and CalEnergy, whereby MidAmerican became a wholly owned indirect subsidiary of CalEnergy, which was renamed MidAmerican Energy Holdings Company.

     Item 4. Changes in Registrant's  Certifying Accountant - As a result of the
merger,   Deloitte  &  Touche  LLP  now  serves  as  MidAmerican's   independent
accountants.

     Exhibits included a letter from PricewaterhouseCoopers LLP regarding the change in independent accountants and a news release dated March 12, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                     MIDAMERICAN ENERGY COMPANY
                                     --------------------------
                                            (Registrant)







Date  May 17, 1999                      /s/  Patrick J. Goodman
    ----------------          -------------------------------------------------
                                             Patrick J. Goodman
                              Senior Vice President and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.
-----------

10.1 MidAmerican Energy Company Combined Midwest Resources/Iowa Resources Restated Deferred Compensation Plan Board of Directors

10.2      MidAmerican Energy Company Restated Executive Deferred Compensation
          Plan.

12 Computation of ratios of earnings to fixed charges and computation of ratios of earnings to fixed charges plus preferred dividend requirements.

15        Awareness Letter of Independent Accountants

27        Financial Data Schedules (for electronic filing only).