Form 10-Q
period 1999-06-30
MIDAMERICAN ENERGY CO
filed 1999-08-13
CIK 928576

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended JUNE 30, 1999
                                                 -------------

Commission      Registrant's Name, State of Incorporation,      IRS Employer
File Number           Address and Telephone Number           Identification No.
-----------     ------------------------------------------    -----------------
1-11505               MIDAMERICAN ENERGY COMPANY                 42-1425214
                        (AN IOWA CORPORATION)
                      666 GRAND AVE. PO BOX 657
                       DES MOINES, IOWA 50303
                            515-242-4300

Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each Exchange
  Title of Each Class                                    On which Registered
  -------------------                                   -----------------------
7.98% MidAmerican Energy Company - Obligated
  Preferred Securities of Subsidiary Trust              New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                   Preferred Stock, $3.30 Series, no par value
                   Preferred Stock, $3.75 Series, no par value
                   Preferred Stock, $3.90 Series, no par value
                   Preferred Stock, $4.20 Series, no par value
                   Preferred Stock, $4.35 Series, no par value
                   Preferred Stock, $4.40 Series, no par value
                   Preferred Stock, $4.80 Series, no par value
                   Preferred Stock, $5.25 Series, no par value
                   Preferred Stock, $7.80 Series, no par value
-------------------------------------------------------------------------------
                               Title of each Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing
requirements for the past 90 days. Yes X    No
                                      ---

As of July 31, 1999, all 70,980,203 outstanding shares of MidAmerican Energy Company's voting stock were held by its parent company, MHC Inc.

                           MIDAMERICAN ENERGY COMPANY

                                    FORM 10-Q

                                TABLE OF CONTENTS



                     PART I. FINANCIAL INFORMATION                     PAGE NO.

ITEM 1.      Financial Statements

             Independent Accountants' Report..............................  3
             Consolidated Statements of Income............................  4
             Consolidated Balance Sheets..................................  5
             Consolidated Statements of Cash Flows........................  6
             Notes to Consolidated Financial Statements...................  7

ITEM 2.      Management's Discussion and Analysis of
               Financial Condition and Results of Operations.............. 12

ITEM 3.      Quantitative and Qualitative Disclosures About Market Risk... 27

                           PART II. OTHER INFORMATION

ITEM 1.      Legal Proceedings ........................................... 27

ITEM 6.      Exhibits and Reports on Form 8-K............................. 28

Signatures................................................................ 29

Exhibit Index............................................................. 30

INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors and Shareholder
MidAmerican Energy Company
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Energy Company and subsidiaries (the Company) as of June 30, 1999, and the related consolidated statements of income and cash flows for the three-month and six-month periods then ended. These financial statements are the responsibility of the Company's management.

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

Des Moines, Iowa
July 23, 1999

                           MIDAMERICAN ENERGY COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                               THREE MONTHS               SIX MONTHS
                                               ENDED JUNE 30             ENDED JUNE 30
                                          ----------------------    ----------------------
                                             1999         1998         1999         1998
                                          ---------    ---------    ---------    ---------
OPERATING REVENUES
Regulated electric ....................   $ 279,350    $ 287,094    $ 541,478    $ 543,448
Regulated gas .........................      71,282       67,288      242,060      240,488
Nonregulated ..........................      27,709       21,124       63,051       38,836
                                          ---------    ---------    ---------    ---------
                                            378,341      375,506      846,589      822,772
                                          ---------    ---------    ---------    ---------
OPERATING EXPENSES
Regulated:
  Cost of fuel, energy and capacity ...      50,681       57,643      101,667      103,400
  Cost of gas sold ....................      38,596       32,648      135,454      137,969
  Other operating expenses ............     104,387      114,031      221,026      222,498
  Maintenance .........................      31,934       31,347       58,471       54,380
  Depreciation and amortization .......      47,687       44,191       97,378       88,382
  Property and other taxes ............      20,662       21,403       40,813       44,733
                                          ---------    ---------    ---------    ---------
                                            293,947      301,263      654,809      651,362
                                          ---------    ---------    ---------    ---------
Nonregulated:
  Cost of sales .......................      24,305       17,781       58,404       33,742
  Depreciation and amortization .......         148            -          148            -
  Other ...............................       4,037        2,112        7,974        3,220
                                          ---------    ---------    ---------    ---------
                                             28,490       19,893       66,526       36,962
                                          ---------    ---------    ---------    ---------
Total operating expenses ..............     322,437      321,156      721,335      688,324
                                          ---------    ---------    ---------    ---------

OPERATING INCOME ......................      55,904       54,350      125,254      134,448
                                          ---------    ---------    ---------    ---------

NON-OPERATING INCOME
Interest and dividend income ..........         588        1,447        1,687        3,394
Other, net ............................      (3,338)      (2,113)      (5,379)      (4,990)
                                          ---------    ---------    ---------    ---------
                                             (2,750)        (666)      (3,692)      (1,596)
                                          ---------    ---------    ---------    ---------

FIXED CHARGES
Interest on long-term debt ............      16,618       17,592       33,107       35,145
Other interest expense ................       2,674        3,529        8,086        6,697
Preferred dividends of subsidiary trust       1,995        1,995        3,990        3,990
Allowance for borrowed funds ..........        (300)        (921)        (606)      (1,675)
                                          ---------    ---------    ---------    ---------
                                             20,987       22,195       44,577       44,157
                                          ---------    ---------    ---------    ---------

INCOME BEFORE INCOME TAXES ............      32,167       31,489       76,985       88,695
INCOME TAXES ..........................      11,815       13,109       30,449       37,136
                                          ---------    ---------    ---------    ---------
NET INCOME ............................      20,352       18,380       46,536       51,559
PREFERRED DIVIDENDS ...................       1,238        1,238        2,477        2,475
                                          ---------    ---------    ---------    ---------

EARNINGS ON COMMON STOCK ..............   $  19,114    $  17,142    $  44,059    $  49,084
                                          =========    =========    =========    =========

The accompanying notes are an integral part of these statements.

                           MIDAMERICAN ENERGY COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                                                           AS OF
                                                           -------------------------------------
                                                                    JUNE 30          DECEMBER 31
                                                           -----------------------   -----------
                                                              1999         1998         1998
                                                           ----------   ----------   -----------
                                                                 (UNAUDITED)
ASSETS
UTILITY PLANT
Electric ...............................................   $4,301,654   $4,109,989   $4,258,061
Gas ....................................................      793,745      766,127      786,169
                                                           ----------   ----------   ----------
                                                            5,095,399    4,876,116    5,044,230
Less accumulated depreciation and amortization .........    2,498,306    2,352,465    2,428,954
                                                           ----------   ----------   ----------
                                                            2,597,093    2,523,651    2,615,276
Construction work in progress ..........................       27,641       82,671       26,369
                                                           ----------   ----------   ----------
                                                            2,624,734    2,606,322    2,641,645
                                                           ----------   ----------   ----------

POWER PURCHASE CONTRACT ................................      139,383      164,739      144,875
                                                           ----------   ----------   ----------

CURRENT ASSETS
Cash and cash equivalents ..............................        9,727      113,655        5,370
Receivables ............................................      119,170      109,376      168,764
Inventories ............................................       71,735       62,641       92,745
Other ..................................................       31,678        1,799       32,126
                                                           ----------   ----------   ----------
                                                              232,310      287,471      299,005
                                                           ----------   ----------   ----------

INVESTMENTS AND NONREGULATED PROPERTY, NET .............      210,930      126,195      183,279
                                                           ----------   ----------   ----------
REGULATORY ASSETS ......................................      279,489      311,979      305,489
                                                           ----------   ----------   ----------
OTHER ASSETS ...........................................       26,838       11,282       11,237
                                                           ----------   ----------   ----------

TOTAL ASSETS ...........................................   $3,513,684   $3,507,988   $3,585,530
                                                           ==========   ==========   ==========

CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common shareholder's equity ............................   $  979,537   $  977,627   $  972,278
MidAmerican preferred securities, not subject to
  mandatory redemption .................................       31,759       31,760       31,759
Preferred securities, subject to mandatory redemption:
  MidAmerican preferred securities .....................       50,000       50,000       50,000
  MidAmerican-obligated preferred securities of
     subsidiary trust holding solely MidAmerican
     junior subordinated debentures ....................      100,000      100,000      100,000
Long-term debt (excluding current portion) .............      759,784      929,327      870,069
                                                           ----------   ----------   ----------
                                                            1,921,080    2,088,714    2,024,106
                                                           ----------   ----------   ----------
CURRENT LIABILITIES
Notes payable ..........................................      149,900       41,500      206,221
Current portion of long-term debt ......................      170,773      199,351       60,897
Current portion of power purchase contract .............       15,034       14,361       15,034
Accounts payable .......................................       96,917       85,542      159,420
Taxes accrued ..........................................      129,181      103,801      106,132
Interest accrued .......................................       13,444       18,977       13,473
Other ..................................................       37,442       26,942       35,405
                                                           ----------   ----------   ----------
                                                              612,691      490,474      596,582
                                                           ----------   ----------   ----------
OTHER LIABILITIES
Power purchase contract ................................       68,093       83,143       68,093
Deferred income taxes ..................................      582,918      589,808      584,675
Investment tax credit ..................................       74,589       80,274       77,421
Other ..................................................      254,313      175,575      234,653
                                                           ----------   ----------   ----------
                                                              979,913      928,800      964,842
                                                           ----------   ----------   ----------
TOTAL CAPITALIZATION AND LIABILITIES ...................   $3,513,684   $3,507,988   $3,585,530
                                                           ==========   ==========   ==========

The accompanying notes are an integral part of these statements

                           MIDAMERICAN ENERGY COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                  THREE MONTHS               SIX MONTHS
                                                                  ENDED JUNE 30             ENDED JUNE 30
                                                              ----------------------    ----------------------
                                                                1999         1998         1999         1998
                                                              ---------    ---------    ---------    ---------
NET CASH FLOWS FROM OPERATING ACTIVITIES
Net income ................................................   $  20,352    $  18,380    $  46,536    $  51,559
Adjustments to reconcile net income to net cash provided:
    Depreciation and amortization .........................      51,406       48,642      102,828       96,415
    Net decrease in deferred income taxes and
       investment tax credit, net .........................      (1,211)      (2,960)      (4,075)      (5,885)
    Amortization of other assets ..........................       9,843        9,868       20,007       19,033
    Impact of changes in working capital ..................      18,187      (20,212)      37,632       73,018
    Other .................................................       8,338        2,487      (13,660)       1,559
                                                              ---------    ---------    ---------    ---------
       Net cash provided ..................................     106,915       56,205      189,268      235,699
                                                              ---------    ---------    ---------    ---------

NET CASH FLOWS FROM INVESTING ACTIVITIES
Utility construction expenditures .........................     (52,023)     (43,906)     (77,865)     (68,592)
Quad Cities Nuclear Power Station
    decommissioning trust fund ............................      (2,844)      (2,844)      (5,658)      (5,658)
Proceeds from sale of assets and other investments ........           -       19,854            -       19,854
Other investing activities, net ...........................          (8)         183       (1,230)     (19,116)
                                                              ---------    ---------    ---------    ---------
    Net cash used .........................................     (54,875)     (26,713)     (84,753)     (73,512)
                                                              ---------    ---------    ---------    ---------

NET CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid ............................................      (1,238)     (29,838)     (39,183)     (59,676)
Issuance of long-term debt, net of issuance cost ..........           -      158,440            -      158,440
Retirement of long-term debt, including reacquisition cost         (494)        (486)        (629)     (75,611)
Reacquisition of preferred shares .........................           -           (1)           -           (3)
Cash outflow of accounts receivable securitization ........     (14,025)           -       (4,025)           -
Net decrease in notes payable .............................     (41,695)     (73,602)     (56,321)     (81,000)
                                                              ---------    ---------    ---------    ---------
    Net cash provided (used) ..............................     (57,452)      54,513     (100,158)     (57,850)
                                                              ---------    ---------    ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ......      (5,412)      84,005        4,357      104,337
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..........      15,139       29,650        5,370        9,318
                                                              ---------    ---------    ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ................   $   9,727    $ 113,655    $   9,727    $ 113,655
                                                              =========    =========    =========    =========

ADDITIONAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized .................   $  15,752    $  12,223    $  37,213    $  39,526
                                                              =========    =========    =========    =========
Income taxes paid .........................................   $  24,843    $  33,352    $  24,843    $  33,436
                                                              =========    =========    =========    =========

The accompanying notes are an integral part of these statements.

                           MIDAMERICAN ENERGY COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.  GENERAL:

     The consolidated financial statements included herein have been prepared by MidAmerican Energy Company (MidAmerican), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of MidAmerican, all adjustments (consisting of normal recurring adjustments) have been made to present fairly the financial position, the results of operations and the changes in cash flows for the periods presented. Prior year amounts have been reclassified to a basis consistent with the current year presentation. All significant intercompany transactions have been eliminated. Although MidAmerican believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in MidAmerican's latest Annual Report on Form 10-K.

     MidAmerican is a public utility with electric and natural gas operations and is the principal subsidiary of MHC Inc. (MHC). MHC is an indirect, wholly owned subsidiary of MidAmerican Energy Holdings Company. The current corporate structure is the result of a merger transaction completed on March 12, 1999, involving MHC (formerly MidAmerican Energy Holdings Company) and CalEnergy Company, Inc. (CalEnergy). CalEnergy, through a reincorporation transaction, was renamed MidAmerican Energy Holdings Company (Holdings). Holdings is an exempt public utility holding company headquartered in Des Moines, Iowa.

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

     MidAmerican is evaluating 27 properties which were, at one time, sites of gas manufacturing plants in which it may be a potentially responsible party
(PRP). The purpose of these evaluations is to determine whether waste materials are present, whether such materials constitute an environmental or health risk, and whether MidAmerican has any responsibility for remedial action. MidAmerican is currently conducting field investigations at eighteen sites and has conducted interim removal actions at six of the eighteen sites. In addition, MidAmerican has completed investigations and removals at four sites. MidAmerican is continuing to evaluate several of the sites to determine the future liability, if any, for conducting site investigations or other site activity.

     MidAmerican's estimate of probable remediation costs for the sites discussed above as of June 30, 1999, was $24 million. This estimate has been recorded as a liability and a regulatory asset for future recovery. The Illinois Commerce Commission (ICC) has approved the use of a tariff rider which permits recovery of the actual costs of litigation, investigation and remediation relating to former MGP sites. MidAmerican's present rates in Iowa provide for a fixed annual recovery of MGP costs. MidAmerican intends to pursue recovery of the remediation costs from other PRPs and its insurance carriers.

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

     (2)  CLEAN AIR ACT -

     Following recommendations provided by the Ozone Transport Assessment Group, the EPA, in November 1997, issued a Notice of Proposed Rulemaking which identified 22 states and the District of Columbia as making a significant contribution to nonattainment of the ozone standard in downwind states in the eastern half of the United States. The nonattainment of the downwind states is based on the ozone standard established prior to the 1997 revisions discussed below. In September 1998, the EPA issued its final rules in this proceeding. Iowa is not subject to the emissions reduction requirements in the final rules, and, as such, MidAmerican's facilities are not currently subject to additional emissions reductions as a result of this initiative.

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

     In May 1999, the U.S. District Court of Appeals for the District of Columbia Circuit remanded the standards adopted in July 1997 back to the EPA indicating the EPA had not expressed sufficient justification for the basis of establishing the standards and ruling that the EPA has exceeded its constitutionally-delegated authority in setting the standards. The EPA has appealed the court's ruling to the full panel of the U.S. District Court of Appeals for the District of Columbia Circuit. Argument in the appeal proceeding is scheduled for the fall of 1999. As a result of the court's decision and the current status of the standards, the impact of any new standards on MidAmerican is currently unknown.

C.  RATE MATTERS:

     (1)  ELECTRIC -

     In Iowa on June 1, 1998, prices for electric residential customers were reduced by an amount which will have a $5.0 million annual impact on revenues. The decrease was the last of three for Iowa residential customers as a result of a 1997 settlement agreement.

     Through several steps from mid-1997 to the end of 1998, electric prices for Iowa industrial customers were reduced by an amount which will have a $6 million annual impact on revenues and electric prices for Iowa commercial customers were reduced by an amount which will have a $4 million annual impact on revenues. The reductions were achieved through a retail access pilot project, negotiated individual electric contracts and a $1.5 million tariffed rate reduction for certain non-contract commercial customers.

     The negotiated electric contracts have differing terms and conditions as well as prices. The contracts range in length from five to ten years, and some have price renegotiation and early termination provisions exercisable by either party. The vast majority of the contracts are for terms of seven years or less, although, some large customers have agreed to ten-year contracts. Prices are set as fixed prices; however, many contracts allow for potential price adjustments with respect to environmental costs, government imposed public purpose programs, tax changes, and transition costs. While the contract prices are fixed (except for the potential adjustment elements), the costs MidAmerican incurs to fulfill these contracts will vary. On an aggregate basis the annual revenues under contract are approximately $180 million.

     If MidAmerican's annual Iowa electric jurisdictional return on common equity (ROE) exceeds 12%, then earnings above the 12% level will be shared equally between customers and MidAmerican; if the ROE exceeds 14%, two-thirds of MidAmerican's share of those earnings will be used for accelerated recovery of certain regulatory assets. The 1997 pricing plan settlement agreement precludes MidAmerican from filing for increased rates prior to 2001 unless the ROE falls below 9%. Other parties signing the agreement are prohibited from filing for reduced rates prior to 2001 unless the ROE after reflecting credits to customers, exceeds 14%. On April 14, 1999, the Iowa Utilities Board (IUB) approved, subject to additional refund, MidAmerican's 1998 ROE calculation. During the second quarter of 1999, MidAmerican refunded $2.2 million to its Iowa non-contract customers related to the ROE calculation for 1998.

     Under an Illinois restructuring law enacted in 1997, a similar sharing mechanism is in place for MidAmerican's Illinois electric operations. Two-year average ROEs greater than a two-year average benchmark will trigger an equal sharing of earnings on the excess. The benchmark is a calculation of average 30-year Treasury Bond rates plus 5.5% for 1998 and 1999. Legislation passed in July 1999 increases the benchmark for 2000 through 2004 to 8.5% above the 30-year Treasury bond rate. The initial calculation, which is still being defined and is due March 31, 2000, will be based on 1998 and 1999 results.

     (2)  GAS -

     In October 1998, MidAmerican made a filing with the IUB requesting a rate increase for its Iowa retail gas customers. An interim rate increase of approximately $6.7 million annually was approved by the IUB on January 22, 1999, effective immediately. On April 23, 1999, the IUB issued an order approving a settlement agreement between MidAmerican, the Iowa Office of Consumer Advocate
(OCA) and other parties which provides for an annual increase of $13.9 million. The new rates were implemented May 27, 1999.

     In November 1998, MidAmerican filed with the South Dakota Public Utilities Commission (SDPUC) requesting a rate increase for its South Dakota retail gas customers. The SDPUC, on April 23, 1999, issued an order approving a rate increase of $2.4 million annually, effective May 1, 1999.

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

E.  MIDAMERICAN-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES:

     The MidAmerican Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely MidAmerican Junior Subordinated Debentures included in the Consolidated Balance Sheets were issued by MidAmerican Energy Financing I (the Trust), a wholly owned statutory business trust of MidAmerican. The sole assets of the Trust are $103.1 million of MidAmerican 7.98% Series A Debentures due 2045.

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

     The  following  tables  provide  certain  MidAmerican   information  on  an
operating segment basis (in thousands):

                                     Three Months                Six Months
                                     Ended June 30             Ended June 30
                                 ----------------------    ---------------------
                                   1999         1998         1999         1998
                                 ---------    ---------    ---------    --------
Electric:
  Revenues ..................    $ 279,350    $ 287,094    $ 541,478    $543,448
  Operating income ..........       62,562       60,368      106,924     114,014
Gas:
  Revenues ..................       71,282       67,288      242,060     240,488
  Operating income ..........       (5,877)      (7,813)      21,805      17,559
Nonregulated and other (a):
  Revenues ..................       27,709       21,124       63,051      38,836
  Operating income (loss) ...         (781)       1,795       (3,475)      2,875

                                                   June 30          December 31
                                          -----------------------   -----------
                                             1999         1998         1998
                                          ----------   ----------   ----------
Total Assets:
  Electric ............................   $2,897,678   $2,882,669   $2,897,657
  Gas .................................      600,854      606,910      672,072
  Nonregulated and other (a) ..........       15,152       18,409       15,801

(a) "Nonregulated and other" consists of nonregulated gas operations, CBEC Railway and other nonregulated activities.

G.  OTHER COMPREHENSIVE INCOME:

     For the six months ended June 30, 1999 and 1998, there were no differences between MidAmerican's comprehensive income and earnings on common stock.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

                                  INTRODUCTION
                                  ------------

     MidAmerican Energy Company (MidAmerican) is a public utility with electric and natural gas operations and is the principal subsidiary of MHC Inc. (MHC). MHC is headquartered in Des Moines, Iowa, and is a wholly owned subsidiary of MidAmerican Funding, LLC, which is an indirect, wholly owned subsidiary of MidAmerican Energy Holdings Company.

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

                              RESULTS OF OPERATIONS
                              ---------------------

EARNINGS DISCUSSION

     MidAmerican's earnings on common stock for the second quarter of 1999 were $19.1 million compared to $17.1 million for the second quarter of 1998. Earnings on common stock for the six months ended June 30, 1999 and 1998, were $44.1 million and $49.1 million, respectively. Below is a list of some of the significant factors contributing to the change in earnings. The amounts represent the variance between the respective periods. Therefore, a factor that had a negative impact on earnings in both periods, but which had less of a negative impact in the 1999 period than in the 1998 period, would be displayed as a positive factor for comparison purposes.

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

                                               Approximate Earnings Variances
                                            Periods Ended June 30, 1999 vs. 1998
                                                Three Months      Six Months
                                                ------------      ----------
                                                        (In millions)
Variation in gross margin due to -
  Weather effect...............................    $(0.9)            $0.9
  Other retail sales factors & customer growth.     (2.1)               -
  Off-system sales margin & energy costs.......      7.3             13.1
  Electric retail prices.......................     (4.1)            (7.9)
  Gas retail prices............................      0.8              1.7
  Other factors................................     (2.8)            (4.9)
O&M expenses....................................     5.5             (2.1)
Depreciation & amortization.....................    (2.1)            (5.3)
Property and other taxes........................     0.4              2.3
Utility nonregulated operating activities.......    (1.2)            (3.2)


REGULATED GROSS MARGIN

Regulated Electric Gross Margin:
--------------------------------

                                             Three Months         Six Months
                                             Ended June 30       Ended June 30
                                             --------------      --------------
                                             1999      1998      1999      1998
                                             ----      ----      ----      ----
                                                        (In millions)
     Operating revenues ..................   $279      $287      $541      $543
     Cost of fuel, energy and capacity ...     51        58       102       103
                                             ----      ----      ----      ----
     Electric gross margin ...............   $228      $229      $439      $440
                                             ====      ====      ====      ====

     MidAmerican's electric gross margin for the three-month and six-month periods ended June 30, 1999, was relatively unchanged from the comparable periods in 1998. The impact of various factors affecting electric margin are discussed in the following paragraphs.

     A decrease in revenues from energy efficiency cost recovery accounted for $2.1 million and $3.9 million of the decrease in revenues and margin for the three- and six-month comparisons, respectively. Approximately $9.3 million and $18.8 million of MidAmerican's electric revenues for the 1999 three- and six-month periods, respectively, were from the recovery of energy efficiency program costs. Collection of deferred energy efficiency costs decreased in 1999 compared to the 1998 periods due to the completion of one of the four recovery periods. Changes in revenues from energy efficiency cost recovery are substantially offset by corresponding changes in other operating expenses. Refer to the discussion under "Energy Efficiency" in the OPERATING ACTIVITIES AND OTHER MATTERS section of MD&A for further discussion.

     Revenues and gross margin for the 1999 periods reflect price reductions which were not in effect, or were only partially in effect, during the 1998 periods presented. In June 1998, revenues from Iowa residential customers were reduced $5 million annually. Since July 1997, MidAmerican has reduced revenues from its Iowa commercial and industrial customers a total of approximately $10 million annually through negotiated contracts and a tariffed rate reduction. These reductions were only partially in effect in the 1998 periods. Revenues from Illinois customers were reduced $0.9 million in August 1998 related to Illinois utility industry restructuring. MidAmerican also recorded a refund accrual for a revenue sharing arrangement in Iowa. The accrual reduced revenues and margin by $5.1 million and $9.0 million for the quarter and year-to-date periods ended June 30, 1999, respectively. Refer to "Rate Matters: Electric" in the OPERATING ACTIVITIES AND OTHER MATTERS section of MD&A for a discussion of revenue sharing. The combined effect of the revenue reductions and the revenue sharing accrual decreased revenues and electric margin by $7.1 million for the second quarter of 1999 compared to the second quarter of 1998 and $13.5 million for six months ended June 30, 1999, compared to the same period in 1998.

     For the second quarter of 1999, temperatures were milder than normal, resulting in a $5 million reduction of electric margin for the period. Compared to the second quarter of 1998, which was also milder than normal, the effect of temperatures decreased electric margin by $2 million. A decrease in sales not dependent on weather also reduced revenues and electric margin compared to the second quarter of 1998. Moderate growth in the number of customers increased electric margin by $1.5 million. In total, retail sales of electricity decreased 1.5%.

     Temperatures during the six months ended June 30, 1999, were milder than normal resulting in a $10 million reduction of electric margin for the period. Compared to the six-month period ended June 30, 1998, electric margin decreased $1 million from the effect of temperatures. A decrease in sales not dependent on weather also reduced revenues and electric margin compared to the first six months of 1998. Moderate growth in the number of customers increased electric margin by $3.5 million. In total, retail sales of electricity decreased 0.1%.

     MidAmerican also sells energy and capacity in the off-system market. Margins on off-system sales, which account for most of MidAmerican's sales for resale, contributed $12.4 million and $22.2 million more to gross margin in the three- and six-month periods ended June 30, 1999, than in the comparable periods in 1998. Related sales volumes increased 24.6% and 20.9% compared to the three- and six-month periods in 1998 due in part to improved availability of Quad Cities Nuclear Power Station (Quad Cities Station) in 1999.

     Deregulation of the Illinois electric utility industry resulted in changes in the way certain taxes are assessed in Illinois. One of the taxes is now assessed directly on the energy consumer instead of through the utility. Accordingly, MidAmerican's electric revenues and electric margin reflect reductions of $1.2 million and $2.5 million in the quarter and six-month period ended June 30, 1999, respectively, for this tax collection change.

Regulated Gas Gross Margin:
---------------------------
                              Three Months                  Six Months
                              Ended June 30                Ended June 30
                            -----------------             --------------
                             1999        1998             1999     1998
                            -----       -----             ----     ----
                                             (In millions)
     Operating revenues...   $ 71        $ 67             $242     $240
     Cost of gas sold.....     39          33              135      138
                             ----        ----             ----     ----
     Gas gross margin.....   $ 32        $ 34             $107     $102
                             ====        ====             ====     ====

     MidAmerican's regulated gas revenues include purchase gas adjustment clauses (PGAs) through which MidAmerican is allowed to recover the cost of gas sold from most of its gas utility customers. Consequently, fluctuations in the cost of gas sold do not affect gross margin or net income because revenues reflect comparable fluctuations in revenues from PGAs. An increase in the per-unit cost of gas for the second quarter of 1999 compared to the second quarter of 1998 increased revenues and cost of gas sold by approximately $5.6 million. For the six-month period comparison, revenues and cost of gas decreased $6.1 million due to a change in the average per-unit cost of gas.

     Recovery of gas energy efficiency program costs decreased $0.5 million and $0.8 million for the 1999 three- and six-month periods presented compared to the same periods in 1998. Approximately $3.9 million and $8.0 million of MidAmerican's gas revenues for the 1999 three- and six-month periods, respectively, were from the recovery of gas energy efficiency program costs. Again, changes in revenues from energy efficiency cost recovery are substantially offset by corresponding changes in other operating expenses. Refer to the discussion under "Energy Efficiency" in the OPERATING ACTIVITIES AND OTHER MATTERS section of MD&A for further discussion.

     On January 22, 1999, the IUB approved a $6.7 million annual interim increase in gas rates for Iowa retail customers effective immediately. An additional increase was implemented on May 27, 1999, as a result of the IUB's approval of a final rate increase of $13.9 million annually. These increases contributed approximately $1.4 million and $2.9 million to the comparative increase in gas margin for the three- and six-month periods ended June 30, 1999, respectively.

     Temperatures in the second quarter of 1999 were milder than normal. However, due to the relatively low volume of gas sales during the second quarter in the Midwest, the milder-than-normal temperatures had little impact on revenues and gas margin. Compared to the second quarter of 1998, gas margin increased approximately $1 million due to the effect of temperatures. Customer growth resulted in a $0.4 million improvement in gas margin in the 1999 quarter. In total, retail sales of natural gas in the second quarter of 1999 increased 1.2% compared to the 1998 quarter.

     Temperatures in the first six months of 1999 were warmer than normal, resulting in a $6 million decrease in gas gross margin for the period. Compared to the same period in 1998, gas margin increased $3 million due to the effect of temperatures. Customer growth resulted in a $1.4 million improvement in gas margin in the 1999 period. In total, retail sales of natural gas in the first six months of 1999 increased 2.6% compared to the 1998 period.

REGULATED OPERATING EXPENSES

     Other operating expenses decreased $9.6 million for the second quarter of 1999 compared to the second quarter of 1998 and decreased $1.5 million for the six months ended June 30, 1999, compared to the six months ended June 30, 1998.

     As mentioned in the gross margin discussions, the recovery of one phase of deferred energy efficiency costs is complete, and accordingly, the costs for that phase have been fully amortized to expense. As a result, energy efficiency costs decreased $2.2 million and $4.0 million for the three- and six-month period comparisons, respectively.

     Expense related to the Cooper Tracker (a cost recovery mechanism begun in 1997) increased $2.5 million and $3.1 million for the three- and six-month comparisons to 1998, respectively. MidAmerican is recovering on a current basis the Iowa portion of these costs from its Iowa electric customers.

     Reductions in marketing and sales-related expenses, gas distribution costs, certain administrative and general costs and customer service costs also contributed to the decrease in other operating expenses in the second quarter of 1999 compared to the second quarter of 1998.

     Increased expenses in the six months ended June 30, 1999, for information technology, consulting and customer service costs were offset by decreases in marketing and sales expenses, certain employee benefits costs, gas distribution costs and other administrative and general costs. The increase in information technology costs was due in part to year 2000 preparation and support for various new systems.

     Maintenance expenses increased $0.6 million and $4.1 million for the 1999 quarter and year-to-date periods, respectively, compared to the same periods in 1998 due to the timing of generating plant maintenance and increased electric and gas distribution maintenance. The increases in these areas were partially offset by a $3.0 million decrease in both 1999 periods for maintenance at the Quad Cities Station.

     Property and other taxes decreased $0.7 million and $3.9 million for the three months and six months ended June 30, 1999, respectively, compared to the same periods in 1998. MidAmerican's Iowa property tax decreased for the 1999 periods due to reduced assessed values. Deregulation of the Illinois electric utility industry resulted in changes in the way certain taxes are assessed in Illinois. The changes resulted in decreases in MidAmerican's tax expense for the 1999 three- and six-month periods compared to the 1998 periods. One of the taxes is now assessed directly on the energy consumer instead of through the utility. Accordingly, MidAmerican's electric revenues reflect an equal reduction in the 1999 periods for this tax collection change.

NONREGULATED OPERATING REVENUES AND OPERATING EXPENSES

     Revenues and Cost of Sales -

     Revenues from wholesale natural gas marketing operations increased $5.7 million and $23.0 million for the three months and six months ended June 30, 1999, respectively, compared to the same periods in 1998. The primary cause of the increase in revenues for the 1999 quarter was an increase in the average price per unit, driven by an increase in the average cost of gas. Related sales volumes increased 723,000 MMBtus (7%) compared to the second quarter of 1998 due in part to additional contracts which were previously serviced by a nonregulated affiliate of MidAmerican. Cost of sales related to natural gas marketing reflects the increases in sales volumes and the average cost of gas. Total gross margin (total price less cost of gas) on nonregulated natural gas sales was relatively unchanged.

     For the six-month period, related sales volumes increased 13 million MMBtus (77%). The increase in sales volumes is due primarily to gas marketing contracts previously serviced by a nonregulated affiliate of MidAmerican that started being renewed as MidAmerican contracts in May 1998. A decrease in the average price per unit, reflective of a lower cost of gas per unit, partially offset the effect of increased sales. Cost of sales related to natural gas marketing for the six months ended June 30, 1999, reflects the increase in sales and the decrease in the average cost of gas per unit. Total gross margin on nonregulated natural gas sales decreased $0.6 million compared to the first six months of 1998. The decrease was due to lower than anticipated gas prices in part of the first quarter of 1999, as well as lower than anticipated sales volumes due in part to mild weather during the same quarter.

     Other  increases  in  revenues  relate to  growth  in two of the  Company's
nonregulated   programs  and  revenues  of  a  railway  subsidiary  which  began operations in the fourth quarter of 1998.

     Other Nonregulated Operating Expenses -

     Other nonregulated operating expenses increased in the 1999 periods compared to the same periods in 1998 due to costs of initiatives for new nonregulated products and services.

NON-OPERATING INCOME AND INTEREST EXPENSE

     Interest and Dividend Income -

     Interest income decreased in the three months and six months ended June 30, 1999, compared to the same periods in 1998 due to a decrease in temporary cash investments and a note receivable related to the sale of MidAmerican's accounts receivable.

     Other, Net -

     Other, Net reflects the discount on sold accounts receivable, net of a fee for servicing the accounts. The net discount was recorded as an expense in Other, Net in the amount of $1.7 million and $1.4 million for the second quarter of 1999 and 1998, respectively. For the six months ended June 30, the net discount was an expense of $4.6 million and $3.1 million for 1999 and 1998, respectively.

     Fixed Charges -

     The decrease in interest on long-term debt is due to long-term debt maturities and refinancing in 1998. Other interest expense increased in the six months ended June 30, 1999, compared to the 1998 six-month period due primarily to an increase in commercial paper outstanding. A decrease in other short-term debt interest expense in the second quarter of 1999 was due to interest expense in 1998 related to a Federal income tax payment which offset the impact of the commercial paper increase for the quarterly comparison.

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

     MidAmerican has available a variety of sources of liquidity and capital resources, both internal and external. These resources provide funds required for current operations, construction expenditures, dividends, debt retirement and other capital requirements.

     As reflected on the Consolidated Statements of Cash Flows, MidAmerican's net cash provided from operating activities was $189 million and $236 million the first six months of 1999 and 1998, respectively.

INVESTING ACTIVITIES AND PLANS

     Utility Construction Expenditures -

     MidAmerican's   primary   need  for   capital   is   utility   construction
expenditures. For the first six months of 1999, utility construction expenditures totaled $78 million, including allowance for funds used during construction (AFUDC) and Quad Cities Station nuclear fuel purchases. All such expenditures were met with cash generated from utility operations, net of dividends.

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

     Nuclear Decommissioning -

     Each licensee of a nuclear facility is required to provide financial assurance for the cost of decommissioning its licensed nuclear facility. In general, decommissioning of a nuclear facility means to safely remove the facility from service and restore the property to a condition allowing unrestricted use by the operator. Based on information presently available, MidAmerican expects to contribute approximately $42 million during the period 1999 through 2003 to an external trust established for the investment of funds for decommissioning the Quad Cities Station. Approximately 65% of the trust's funds are now invested in domestic corporate debt and common equity securities. The remainder is invested in investment grade municipal and U.S. Treasury bonds.

     In addition,  MidAmerican  makes payments to Nebraska Public Power District
(NPPD) related to decommissioning Cooper. These payments are reflected in other operating expenses in the Consolidated Statements of Income. NPPD estimates call for MidAmerican to pay approximately $57 million to NPPD for Cooper decommissioning during the period 1999 through 2003. NPPD invests the funds predominately in U.S. Treasury Bonds and other U.S. Government securities. Approximately 20% was invested in domestic corporate debt. MidAmerican's obligation for Cooper decommissioning may be affected by the actual plant shutdown date and the status of the power purchase contract at that time. In July 1997, NPPD filed a lawsuit in United States District Court for the District of Nebraska naming MidAmerican as the defendant and seeking a declaration of MidAmerican's rights and obligations in connection with Cooper nuclear decommissioning funding. Refer to Part II, Item 1. Legal Proceedings, for further discussion of the litigation.

     Cooper and Quad Cities Station decommissioning costs charged to Iowa customers are included in base rates, and recovery of increases in those amounts must be sought through the normal ratemaking process. Decommissioning costs charged to Illinois customers are recovered through a rate rider on customer billings.

FINANCING ACTIVITIES, PLANS AND AVAILABILITY

     MidAmerican currently has authority from the FERC to issue short-term debt in the form of commercial paper and bank notes aggregating $400 million. As of June 30, 1999, MidAmerican had a $250 million revolving credit facility agreement and a $5 million bank line of credit. MidAmerican's commercial paper borrowings are supported by the revolving credit facility and the line of credit. MidAmerican also has a revolving credit facility which is dedicated to providing liquidity for its obligations under outstanding pollution control revenue bonds that are periodically remarketed.

     In 1997, MidAmerican entered into a revolving agreement, which expires in 2002, to sell all of its right, title and interest in the majority of its billed accounts receivable to MidAmerican Energy Funding Corporation (Funding Corp.), a special purpose entity established to purchase accounts receivable from MidAmerican. Funding Corp. in turn sold receivable interests to outside investors. In consideration for the sale, MidAmerican received $70 million in cash and the remaining balance in the form of a subordinated note from Funding Corp. As of June 30, 1999, the revolving cash balance was $56 million due to a decline during the second quarter of 1999 in accounts receivable available for sale. The agreement is structured as a true sale, as determined by Statement of Financial Accounting Standards (SFAS) No. 125, under which the creditors of Funding Corp. will be entitled to be satisfied out of the assets of Funding Corp. prior to any value being returned to MidAmerican or its creditors. Therefore, the accounts receivable sold are not reflected on MidAmerican's Consolidated Balance Sheets. As of June 30, 1999, $87.4 million of accounts receivable, net of reserves, were sold under the agreement.

     MidAmerican has authorization from the FERC to issue up to an additional $500 million in various forms of long-term debt. MidAmerican will also need authorization from the ICC prior to issuing any securities. If 90% or more of the proceeds from a securities issuance are used for refinancing purposes, MidAmerican need only provide the ICC with an "informational statement" prior to the issuance which sets forth the type, amount and use of the proceeds of the securities to be issued. If less than 90% of the proceeds are used for refinancing, MidAmerican must file a comprehensive application seeking authorization prior to issuance. The ICC is required to hold a hearing before issuing its authorization.

OPERATING ACTIVITIES AND OTHER MATTERS

     Industry Evolution -

     The utility industry continues to evolve into an increasingly competitive environment. In virtually every region of the country, legislative and regulatory actions are being taken which result in customers having more choices in their energy decisions.

     In the electric industry, the traditional vertical integration of generation, delivery and marketing is being unbundled, with the generation and marketing functions being deregulated. For local gas distribution businesses, the supply, local delivery and marketing functions are similarly being separated and opened to competitors for all classes of customers. While retail electric competition is presently not permitted in Iowa, MidAmerican's primary market, legislation to do so was introduced in the Iowa legislature in the last session. Deregulation of the gas supply function related to small volume customers is also being considered by the IUB. MidAmerican is actively participating in the legislative and regulatory processes shaping the new environment in which its businesses will operate.

     The generation and retail portions of MidAmerican's electric business will be most affected by competition. The introduction of competition in the wholesale market has resulted in a proliferation of power marketers and a substantial increase in market activity. As retail choice evolves, competition from other traditional utilities, power marketers and customer-owned generation could put pressure on utility margins.

     During the transition to full competition, increased volatility in the marketplace can be expected. With the elimination of the energy adjustment clause in Iowa, MidAmerican is exposed to movements in energy prices. Although MidAmerican has sufficient low cost generation under typical operating conditions for its retail electric needs, a loss of adequate generation by MidAmerican at a time of high market prices could subject MidAmerican to losses on its energy sales.

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

The ROE level at which  MidAmerican  will be  required  to share  earnings  is a multi-step calculation of average 30-year Treasury Bond rates plus 5.50% for 1998 and 1999. Legislation passed in July 1999 increases the benchmark for 2000 through 2004 to 8.5% above the 30-year Treasury bond rate. If the resulting average Treasury Bond rate were equal to the December 1998 30-year Treasury Bond rate, the ROE level above which sharing must occur would be approximately 10.6% for 1998 and 1999 and 13.6% for 2000 through 2004. The law allows MidAmerican to mitigate the sharing of earnings above the threshold ROE through accelerated cost recognition that would reduce MidAmerican's earnings. MidAmerican continues to evaluate its strategy regarding the sharing mechanism.

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

     Residential and Commercial Pilot Project -

     On August 21, 1998, the IUB issued an Order approving MidAmerican's proposal to allow at least 15,000 Iowa families and 2,000 small businesses to have the opportunity to select among competing electricity providers. The two-year pilot program will allow participating retail customers in the selected test area to choose among several electricity providers, including MidAmerican, and to have that energy delivered by MidAmerican. Customer enrollment is currently allowed and the pilot is expected to begin in 1999 after additional suppliers are registered. Businesses in the test area will be eligible for the program if their annual peak demand is less than four megawatts. New suppliers participating in the program will have to be certified by the IUB and meet specified requirements.

     Accounting Effects of Industry Restructuring -

     A possible consequence of competition in the utility industry is that SFAS 71 may no longer apply. SFAS 71 sets forth accounting principles for operations that are regulated and meet certain criteria. For operations that meet the criteria, SFAS 71 allows, among other things, the deferral of costs that would otherwise be expensed when incurred. A majority of MidAmerican's electric and gas utility operations currently meet the criteria required by SFAS 71, but its applicability is periodically reexamined. On December 16, 1997, MidAmerican's generation operations serving Illinois were no longer subject to the provisions of SFAS 71 due to passage of industry restructuring legislation in Illinois. Thus, in 1997 MidAmerican was required to write off the regulatory assets and liabilities from its balance sheet related to its Illinois generation operations. The net amount of such write-offs was not material. If other portions of its utility operations no longer meet the criteria of SFAS 71, MidAmerican could be required to write off the related regulatory assets and liabilities from its balance sheet, and thus, a material adjustment to earnings in that period could result. As of June 30, 1999, MidAmerican had $279 million of regulatory assets on its Consolidated Balance Sheet.

     Energy Efficiency -

     MidAmerican's regulatory assets as of June 30, 1999, included $55.6 million of deferred energy efficiency costs. Based on the current level of recovery, MidAmerican expects to recover these costs by the end of 2001. MidAmerican is also allowed to recover its ongoing energy efficiency costs on a current basis. Recovery of these costs is being collected from customers based on projected annual costs of $17.4 million, which may be adjusted annually. Amortization of the deferred energy efficiency costs and current expenditures for energy efficiency costs will be reflected in other operating expenses over the related periods of recovery. The total of such costs for the years 1999, 2000 and 2001 is estimated to be $43 million, $40 million and $35 million, respectively.

     Rate Matters: Electric -

     Through several steps from mid-1997 to the end of 1998, electric prices for Iowa industrial customers were reduced by an amount which will have a $6 million annual impact on revenues and electric prices for Iowa commercial customers were reduced by an amount which will have a $4 million annual impact on revenues. The reductions were achieved through a retail access pilot project, negotiated individual electric contracts and a $1.5 million tariffed rate reduction for certain non-contract commercial customers.

     The negotiated electric contracts have differing terms and conditions as well as prices. The contracts range in length from five to ten years, and some have price renegotiation and early termination provisions exercisable by either party. The vast majority of the contracts are for terms of seven years or less, although, some large customers have agreed to ten-year contracts. Prices are set as fixed prices; however, many contracts allow for potential price adjustments with respect to environmental costs, government imposed public purpose programs, tax changes, and transition costs. While the contract prices are fixed (except for the potential adjustment elements), the costs MidAmerican incurs to fulfill these contracts will vary. On an aggregate basis the annual revenues under contract are approximately $180 million.

     If MidAmerican's annual Iowa electric jurisdictional ROE exceeds 12%, then earnings above the 12% level will be shared equally between customers and MidAmerican; if the ROE exceeds 14%, then two-thirds of MidAmerican's share of those earnings will be used for accelerated recovery of certain regulatory assets. A 1997 pricing plan settlement agreement precludes MidAmerican from filing for increased rates prior to 2001 unless the ROE falls below 9%. Other parties signing the agreement are prohibited from filing for reduced rates prior to 2001 unless the ROE, after reflecting credits to customers, exceeds 14%. On April 14, 1999, the IUB approved, subject to additional refund, MidAmerican's 1998 ROE calculation. During the second quarter of 1999, MidAmerican refunded $2.2 million to its Iowa non-contract customers related to the ROE calculation for 1998. The agreement also eliminated MidAmerican's energy adjustment clause, and, as a result, the cost of fuel is not directly passed on to customers.

     Rate Matters: Gas -

     In October 1998, MidAmerican made a filing with the IUB requesting a rate increase for its Iowa retail gas customers. An interim rate increase of approximately $6.7 million annually was approved by the IUB on January 22, 1999, effective immediately. On April 23, 1999, the IUB issued an order approving a settlement agreement between MidAmerican, the OCA and other parties which provides for an annual increase of $13.9 million. The new rates were implemented May 27, 1999.

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

     MidAmerican is evaluating 27 properties which were, at one time, sites of gas manufacturing plants in which it may be a PRP. The purpose of these evaluations is to determine whether waste materials are present, whether such materials constitute an environmental or health risk, and whether MidAmerican has any responsibility for remedial action. MidAmerican's estimate of probable remediation costs for these sites as of June 30, 1999, was $24 million. This estimate has been recorded as a liability and a regulatory asset for future recovery through the regulatory process. Refer to Note B (1) of Notes to Consolidated Financial Statements for further discussion of MidAmerican's environmental activities related to MGP sites and cost recovery.

     Although the timing of potential incurred costs and recovery of such costs in rates may affect the results of operations in individual periods, management believes that the outcome of these issues will not have a material adverse effect on MidAmerican's financial position or results of operations.

     Following recommendations provided by the Ozone Transport Assessment Group, the EPA, in November 1997, issued a Notice of Proposed Rulemaking which identified 22 states and the District of Columbia as making significant contribution to nonattainment of the ozone standard in "downwind states" in the eastern half of the United States. The nonattainment of the "downwind states" is based on the ozone standard established prior to the 1997 revisions discussed below. In September 1998, the EPA issued its final rules in this proceeding. Iowa is not subject to the emissions reduction requirements in the final rules, and, as such, MidAmerican's facilities are not currently subject to additional emissions reductions as a result of this initiative.

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

     In May 1999, the U.S. District Court of Appeals for the District of Columbia Circuit remanded the standards adopted in July 1997 back to the EPA indicating the EPA had not expressed sufficient justification for the basis of establishing the standards and ruling that the EPA has exceeded its constitutionally-delegated authority in setting the standards. The EPA has appealed the court's ruling to the full panel of the U.S. District Court of Appeals for the District of Columbia Circuit. Argument in the appeal proceeding is scheduled for the fall of 1999. As a result of the court's decision and the current status of the standards, the impact of any new standards on MidAmerican is currently unknown.

     In December 1997, negotiators from more than 150 nations met in Kyoto, Japan to negotiate an international agreement designed to address global climate change impacts by attempting to reduce so-called greenhouse gas emissions. Some scientists contend that these gases build up in the Earth's atmosphere and cause global temperatures to rise. The primary target of these emissions is carbon dioxide (CO2) which is formed by, among other things, the combustion of fossil fuels. The agreement currently calls for the United States to reduce its emissions of CO2 and other greenhouse gases to 7% below 1990 levels in the 2008-2012 time frame. The United States became a signatory to the agreement on November 12, 1998. In order for the agreement to become binding upon the United States, ratification by the U.S. Senate is necessary. The cost to the utility industry in general, and to MidAmerican, of reducing its CO2 emissions levels by 7% below 1990 levels would depend on available technology at the time, but could be material.

     Quad Cities Nuclear Power Station -

     Quad Cities Station is operated by, and 75% owned by, Commonwealth Edison Company (ComEd). On May 6, 1999, the Nuclear Regulatory Commission (NRC) advised ComEd that it had classified Quad Cities Station in the NRC's Routine Oversight category (the best of three NRC new categories) for nuclear power plants, removing the station from the Trending (adversely) Letter status initiated in January 1998. During the first six months of 1999, the station capacity factor was in excess of 91%.

     Generating Capability -

     In July 1998, retail customer usage of electricity caused an hourly peak demand of 3,643 MW on MidAmerican's energy system. Preliminary information indicates that retail customer usage of electricity during the hot weather in July 1999 has resulted in a new hourly peak demand on MidAmerican's energy system of 3,844 MW. MidAmerican is interconnected with certain Iowa and neighboring utilities and is involved in an electric power pooling agreement known as Mid-Continent Area Power Pool (MAPP). Each MAPP participant is required to maintain for emergency purposes a net generating capability reserve of at least 15% above its system peak demand. MidAmerican was able to maintain its capacity reserve requirement during the hot weather in July 1999 and was not adversely affected by the resultant high prices in the off-system market.

     MidAmerican believes it has adequate electric capacity reserve and continues to manage its generating resources to ensure an adequate reserve in the future. However, significantly higher-than-normal temperatures during the cooling season could cause MidAmerican's reserve to fall below the 15% minimum. If MidAmerican fails to maintain the appropriate reserve, significant penalties could be contractually imposed by MAPP.

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

     5. Implementation Phase - The purpose of the implementation phase is to examine the Systems to determine whether they will function adequately in a production environment and to perform follow-up administrative tasks as required to develop appropriate documentation in support of year 2000 readiness. MidAmerican classifies all Systems ranging from low- to high-priority based on their importance to carrying out MidAmerican's business mission. System priority is based on potential impacts resulting from year 2000 problems on public and employee safety, prolonged and widespread service outages, long-term shareholder value, and ability to comply with regulatory requirements. In the case of low-priority Systems, year 2000 readiness may be delayed beyond January 1, 2000, or perhaps indefinitely. MidAmerican plans to use the last six months of 1999 to perform post-implementation testing, address selected lower priority Systems and conduct preparedness exercises.

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

     State of Readiness -

     Due to factors such as the overlapping nature of the project phases and the varying degree of complexity of the Systems being addressed, it is difficult to accurately determine the status of completion of a particular phase of the project at any given point in time. MidAmerican uses three methods to measure the status of project completion:

     1. As an entity with public utility operations, MidAmerican must comply with certain year 2000 regulatory requirements imposed by the North American Electric Reliability Council (NERC). NERC reporting data is limited primarily to Systems that are directly associated with transmission grid stability. The transmission grid consists of the interconnected transmission systems of North American utilities. Reporting categories include nuclear generation, non-nuclear generation, Energy Management Systems and Supervisory Control and Data Acquisition (SCADA) system, telecommunications systems, substation controls and system protection, and IT business information systems. MidAmerican reported in its July compliance filing with NERC that it is "100% Y2K Ready" on systems considered mission-critical by NERC definition.

     2. A "checklist" approach is used to monitor the completion status of each System that is unique to a given organizational group. For example, identical substation meters may be located in several individual substations, but the meter is counted as only one System. All Systems are viewed as equivalent, regardless of priority, in the checklist approach. Systems are categorized as complete or not complete, without regard to percentage of completion of the System in total or percentage of completion of any particular phase of the project. As of July 30, 1999, there were 5,554 separate Systems in MidAmerican's inventory. Of these, 5,510, or 99%, had been completed.

     3. MidAmerican's internally developed measure is more sensitive than the methods discussed above and is based on business risk/priority, weighted tasks and weighted phases. Only high- and medium-risk/priority Systems are included in the status of completion calculation. The data related to Systems that could impact grid stability pertains only to those Systems that directly affect MidAmerican's customers. Also, progress toward completion is measured. As of July 30, 1999, MidAmerican as a whole is generally in the resolution phase. Percentage of completion for six areas of business operations is a follows:


          A.   IT - Applications: 90-95% complete
          B.   IT - Operations & Infrastructure: 95-100% complete
          C.   Generation: 95-100% complete
          D.   Energy Delivery: 95-100% complete
          E.   Retail: 90-95% complete
          F.   Corporate Services (excluding IT): 95-100% complete

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

     Costs -

     As of June 30, 1999 approximately $9.3 million in operating expenses have been incurred to carry out year 2000 activities. It is anticipated that up to $5.7 million in additional operating expenses and capital costs will need to be incurred to complete the project. Although additional unforeseen costs may be incurred, at this time MidAmerican has not become aware of any material costs which may arise in order to achieve year 2000 readiness. Future progress toward achievement of year 2000 readiness could change this outlook.

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

     Contingency Plans -

     A contingency plan identifying credible worst-case scenarios is being developed. The contingency plan is comprised of both mitigation and recovery aspects. Mitigation entails planning to reduce the impact of unresolved year 2000 problems, and recovery entails planning to restore services in the event that year 2000 problems occur. MidAmerican's contingency plan is under final review by senior management. Although the plan is substantially complete, it will be refined throughout the remainder of the year based on results of contingency planning drills and changes in circumstances.

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

ACCOUNTING ISSUES

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", which was delayed by SFAS 137 and is effective for fiscal years beginning after June 15, 2000. SFAS 133 requires an entity to recognize all of its derivatives as either assets or liabilities in its statement of financial position and measure those instruments at fair value. The Company is in the process of evaluating the impact of this accounting standard.

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


North Star Steel Company
------------------------

     On December 8, 1997, North Star Steel Company (NSS), a retail MidAmerican electric customer, filed a Complaint in the United States District Court for the Southern District of Iowa naming MHC and MidAmerican as defendants. The Complaint alleged that MidAmerican's refusal to allow NSS to obtain retail electric service from an unspecified alternative energy company amounted to a violation of federal antitrust laws. NSS sought to recover an unspecified level of damages, and to require MidAmerican to provide retail wheeling service so that NSS could obtain electricity from an unnamed supplier. On June 23, 1998, the District Court issued an Order Granting Summary Judgment in favor of MidAmerican.

On July 20, 1998, NSS appealed that decision to the United States Court of Appeals for the Eighth Circuit. On July 7, 1999, the United States Court of Appeals for the Eighth Circuit affirmed the District Court grant of summary judgment in favor of MidAmerican. NSS has indicated it plans to appeal this decision. In a related matter NSS unsuccessfully appealed to the Iowa District Court an Iowa Utilities Board declaratory ruling that was favorable to MidAmerican. NSS now has pending before the Iowa Supreme Court an appeal of that adverse decision.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(A)  EXHIBITS

Exhibits Filed Herewith
-----------------------

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





                                        MIDAMERICAN ENERGY COMPANY
                              -------------------------------------------------
                                               (Registrant)







Date    August 13, 1999                  /s/  Patrick J. Goodman
    -------------------       -------------------------------------------------
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