Form 10-Q
period 1999-09-30
MIDAMERICAN ENERGY CO
filed 1999-11-12
CIK 928576

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended SEPTEMBER 30, 1999
                                               ------------------


Commission     Registrant's Name, State of Incorporation,      IRS Employer
File Number         Address and Telephone Number             Identification No.
-----------    ------------------------------------------    ------------------


1-11505             MIDAMERICAN ENERGY COMPANY                42-1425214
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

As of October 31, 1999, all 70,980,203 outstanding shares of MidAmerican Energy Company's voting stock were held by its parent company, MHC Inc.

                           MIDAMERICAN ENERGY COMPANY

                                    FORM 10-Q

                                TABLE OF CONTENTS



                   PART I. FINANCIAL INFORMATION               PAGE NO.

ITEM 1.  Financial Statements

         Independent Accountants' Report.......................  3
         Consolidated Statements of Income.....................  4
         Consolidated Balance Sheets...........................  5
         Consolidated Statements of Cash Flows.................  6
         Notes to Consolidated Financial Statements............  7

ITEM 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations.....  12


                   PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings ...................................  27

ITEM 6.  Exhibits and Reports on Form 8-K.....................  28

Signatures....................................................  29

Exhibit Index.................................................  30

INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors and Shareholder
MidAmerican Energy Company
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Energy Company and subsidiaries (the Company) as of September 30, 1999, and the related consolidated statements of income and cash flows for the three-month and nine-month periods then ended. These financial statements are the responsibility of the Company's management.

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


Des Moines, Iowa
October 25, 1999



                           MIDAMERICAN ENERGY COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                THREE MONTHS                 NINE MONTHS
                                               ENDED SEPT. 30               ENDED SEPT. 30
                                          ------------------------    --------------------------
                                            1999          1998           1999            1998
                                          ---------    -----------    -----------    -----------
OPERATING REVENUES
Regulated electric ....................   $ 352,861    $   363,992    $   894,339    $   907,440
Regulated gas .........................      62,472         63,156        304,532        303,644
Nonregulated ..........................      43,062         20,844        106,113         59,680
                                          ---------    -----------    -----------    -----------
                                            458,395        447,992      1,304,984      1,270,764
                                          ---------    -----------    -----------    -----------
OPERATING EXPENSES
Regulated:
   Cost of fuel, energy and capacity ..      66,072         72,460        167,739        175,860
   Cost of gas sold ...................      29,474         33,127        164,928        171,096
   Other operating expenses ...........     107,828        120,574        328,854        343,072
   Maintenance ........................      26,969         28,129         85,440         82,509
   Depreciation and amortization ......      49,574         44,178        146,952        132,560
   Property and other taxes ...........      17,731         21,480         58,544         66,213
                                          ---------    -----------    -----------    -----------
                                            297,648        319,948        952,457        971,310
                                          ---------    -----------    -----------    -----------
Nonregulated:
   Cost of sales ......................      40,181         18,671         98,585         52,413
   Depreciation and amortization ......          75              -            223              -
   Other ..............................       3,648          2,651         11,622          5,871
                                          ---------    -----------    -----------    -----------
                                             43,904         21,322        110,430         58,284
                                          ---------    -----------    -----------    -----------
Total operating expenses ..............     341,552        341,270      1,062,887      1,029,594
                                          ---------    -----------    -----------    -----------

OPERATING INCOME ......................     116,843        106,722        242,097        241,170
                                          ---------    -----------    -----------    -----------

NON-OPERATING INCOME
Interest and dividend income ..........         767          1,695          2,454          5,089
Other, net ............................        (689)        (1,458)        (6,068)        (6,448)
                                          ---------    -----------    -----------    -----------
                                                 78            237         (3,614)        (1,359)
                                          ---------    -----------    -----------    -----------

FIXED CHARGES
Interest on long-term debt ............      16,696         18,280         49,803         53,425
Other interest expense ................       1,124          3,166          9,210          9,863
Preferred dividends of subsidiary trust       1,995          1,995          5,985          5,985
Allowance for borrowed funds ..........        (311)        (1,074)          (917)        (2,749)
                                          ---------    -----------    -----------    -----------
                                             19,504         22,367         64,081         66,524
                                          ---------    -----------    -----------    -----------

INCOME BEFORE INCOME TAXES ............      97,417         84,592        174,402        173,287
INCOME TAXES ..........................      38,422         35,048         68,871         72,184
                                          ---------    -----------    -----------    -----------
NET INCOME ............................      58,995         49,544        105,531        101,103
PREFERRED DIVIDENDS ...................       1,239          1,239          3,716          3,714
                                          ---------    -----------    -----------    -----------

EARNINGS ON COMMON STOCK ..............   $  57,756    $    48,305    $   101,815    $    97,389
                                          =========    ===========    ===========    ===========

The accompanying notes are an integral part of these statements.

                           MIDAMERICAN ENERGY COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                              AS OF
                                                         -------------------------------------
                                                              SEPTEMBER 30         DECEMBER 31
                                                         -----------------------   -----------
                                                            1999         1998         1998
                                                         ----------   ----------   ----------
                                                               (UNAUDITED)
ASSETS
UTILITY PLANT
Electric .............................................   $4,324,766   $4,139,099   $4,258,061
Gas ..................................................      797,182      774,482      786,169
                                                         ----------   ----------   ----------
                                                          5,121,948    4,913,581    5,044,230
Less accumulated depreciation and amortization .......    2,536,944    2,393,211    2,428,954
                                                         ----------   ----------   ----------
                                                          2,585,004    2,520,370    2,615,276
Construction work in progress ........................       31,330       87,442       26,369
                                                         ----------   ----------   ----------
                                                          2,616,334    2,607,812    2,641,645
                                                         ----------   ----------   ----------

POWER PURCHASE CONTRACT ..............................      136,628      161,999      144,875
                                                         ----------   ----------   ----------

CURRENT ASSETS
Cash and cash equivalents ............................        1,223       12,502        5,370
Receivables ..........................................      126,897      128,700      168,764
Inventories ..........................................      106,764       88,726       92,745
Other ................................................       30,327       29,834       32,126
                                                         ----------   ----------   ----------
                                                            265,211      259,762      299,005
                                                         ----------   ----------   ----------

INVESTMENTS AND NONREGULATED PROPERTY, NET ...........      216,212      164,360      183,279
                                                         ----------   ----------   ----------
REGULATORY ASSETS ....................................      273,526      308,455      305,489
                                                         ----------   ----------   ----------
OTHER ASSETS .........................................       24,230        8,765       11,237
                                                         ----------   ----------   ----------

TOTAL ASSETS .........................................   $3,532,141   $3,511,153   $3,585,530
                                                         ==========   ==========   ==========

CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common shareholder's equity ..........................   $1,037,294   $  992,465   $  972,278
MidAmerican preferred securities, not subject to
  mandatory redemption ...............................       31,759       31,759       31,759
Preferred securities, subject to mandatory redemption:
  MidAmerican preferred securities ...................       50,000       50,000       50,000
  MidAmerican-obligated preferred securities of
     subsidiary trust holding solely MidAmerican
     junior subordinated debentures ..................      100,000      100,000      100,000
Long-term debt (excluding current portion) ...........      759,893      930,497      870,069
                                                         ----------   ----------   ----------
                                                          1,978,946    2,104,721    2,024,106
                                                         ----------   ----------   ----------
CURRENT LIABILITIES
Notes payable ........................................       89,115       73,600      206,221
Current portion of long-term debt ....................      170,638       49,628       60,897
Current portion of power purchase contract ...........       15,034       14,361       15,034
Accounts payable .....................................      146,989      129,119      159,420
Taxes accrued ........................................       76,779      110,002      106,132
Interest accrued .....................................       14,091       15,247       13,473
Other ................................................       41,729       30,069       35,405
                                                         ----------   ----------   ----------
                                                            554,375      422,026      596,582
                                                         ----------   ----------   ----------
OTHER LIABILITIES
Power purchase contract ..............................       68,093       83,143       68,093
Deferred income taxes ................................      582,173      588,284      584,675
Investment tax credit ................................       73,173       78,847       77,421
Other ................................................      275,381      234,132      234,653
                                                         ----------   ----------   ----------
                                                            998,820      984,406      964,842
                                                         ----------   ----------   ----------
TOTAL CAPITALIZATION AND LIABILITIES .................   $3,532,141   $3,511,153   $3,585,530
                                                         ==========   ==========   ==========

The accompanying notes are an integral part of these statements.


                           MIDAMERICAN ENERGY COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                  THREE MONTHS              NINE MONTHS
                                                                 ENDED SEPT. 30            ENDED SEPT. 30
                                                             ----------------------    ----------------------
                                                                1999        1998         1999         1998
                                                             ---------    ---------    ---------    ---------
NET CASH FLOWS FROM OPERATING ACTIVITIES
Net income ...............................................   $  58,995    $  49,544    $ 105,531    $ 101,103
Adjustments to reconcile net income to net cash provided:
    Depreciation and amortization ........................      55,004       50,926      162,585      147,341
    Net decrease in deferred income taxes and
      investment tax credit, net .........................      (2,675)      (2,951)      (6,750)      (8,836)
    Amortization of other assets .........................       9,328       11,162       29,335       30,195
    Net cash inflow of accounts receivable sale ..........       9,668            -        5,643            -
    Impact of changes in working capital .................     (51,415)     (24,268)     (18,536)      48,750
    Other ................................................      15,588       23,188        1,928       24,747
                                                             ---------    ---------    ---------    ---------
       Net cash provided .................................      94,493      107,601      279,736      343,300
                                                             ---------    ---------    ---------    ---------

NET CASH FLOWS FROM INVESTING ACTIVITIES
Utility construction expenditures ........................     (38,132)     (45,633)    (115,997)    (114,225)
Quad Cities Nuclear Power Station
  decommissioning trust fund .............................      (2,620)      (2,875)      (8,278)      (8,533)
Proceeds from sale of assets and other investments .......           -            -            -       19,854
Other investing activities, net ..........................         (87)         272       (1,317)     (18,844)
                                                             ---------    ---------    ---------    ---------
  Net cash used ..........................................     (40,839)     (48,236)    (125,592)    (121,748)
                                                             ---------    ---------    ---------    ---------

NET CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid ...........................................      (1,239)     (34,738)     (40,422)     (94,414)
Issuance of long-term debt, net of issuance cost .........           -            -            -      158,440
Retirement of long-term debt, including reacquisition cost        (134)    (157,879)        (763)    (233,490)
Reacquisition of preferred shares ........................           -           (1)           -           (4)
Net increase (decrease) in notes payable .................     (60,785)      32,100     (117,106)     (48,900)
                                                             ---------    ---------    ---------    ---------
  Net cash used ..........................................     (62,158)    (160,518)    (158,291)    (218,368)
                                                             ---------    ---------    ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .....      (8,504)    (101,153)      (4,147)       3,184
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .........       9,727      113,655        5,370        9,318
                                                             ---------    ---------    ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...............   $   1,223    $  12,502    $   1,223    $  12,502
                                                             =========    =========    =========    =========

ADDITIONAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized ................   $  16,401    $  28,046    $  53,614    $  67,572
                                                             =========    =========    =========    =========
Income taxes paid ........................................   $ 103,171    $  19,194    $ 128,014    $  52,630
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

     MidAmerican is a public utility with electric and natural gas operations and is the principal subsidiary of MHC Inc. (MHC). MHC is an indirect, wholly owned subsidiary of MidAmerican Energy Holdings Company (Holdings).

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

     MidAmerican estimates the range of possible costs for investigation, remediation and monitoring for the sites discussed above to be $21 million to $69 million. MidAmerican's estimate of the probable total cost for these sites as of September 30, 1999, was $29 million. This estimate has been recorded as a liability and a regulatory asset for future recovery.

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

     In May 1999, the U.S. District Court of Appeals for the District of Columbia Circuit remanded the standards adopted in July 1997 back to the EPA indicating the EPA had not expressed sufficient justification for the basis of establishing the standards and ruling that the EPA has exceeded its constitutionally-delegated authority in setting the standards. The EPA has appealed the court's ruling to the full panel of the U.S. District Court of Appeals for the District of Columbia Circuit. On October 29, 1999, the U.S. District Court of Appeals for the District of Columbia Circuit granted in part, and denied in part, the petitions for panel rehearing in the case. As a result of the court's decision and the current status of the standards, the impact of any new standards on MidAmerican is currently unknown.

C.   RATE MATTERS:

         (1)  ELECTRIC -

     In Iowa on June 1, 1998, prices for electric residential customers were reduced by an amount which will have a $5.0 million annual impact on revenues. The decrease was the last of three for Iowa residential customers as a result of a 1997 settlement agreement.

     Through several steps from mid-1997 to the end of 1998, electric prices for Iowa industrial customers were reduced by an amount which will have a $6 million annual impact on revenues, and electric prices for Iowa commercial customers were reduced by an amount which will have a $4 million annual impact on revenues. The reductions were achieved through a retail access pilot project, negotiated individual electric contracts and a $1.5 million tariffed rate reduction for certain non-contract commercial customers.

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

     If MidAmerican's annual Iowa electric jurisdictional return on common equity (ROE) exceeds 12%, then earnings above the 12% level will be shared equally between customers and MidAmerican; if the ROE exceeds 14%, two-thirds of MidAmerican's share of those earnings above the 12% level will be used for accelerated recovery of certain regulatory assets. The 1997 pricing plan settlement agreement precludes MidAmerican from filing for increased rates prior to 2001 unless the ROE falls below 9%. Other parties signing the agreement are prohibited from filing for reduced rates prior to 2001 unless the ROE after reflecting credits to customers, exceeds 14%. On April 14, 1999, the Iowa Utilities Board (IUB) approved, subject to additional refund, MidAmerican's 1998 ROE calculation. During the second quarter of 1999, MidAmerican refunded $2.2 million to its Iowa non-contract customers related to the ROE calculation for 1998.

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

F.   SEGMENT INFORMATION:

     MidAmerican has two reportable operating segments: electric and gas. The electric segment derives most of its revenue from retail sales of regulated electricity to residential, commercial, and industrial customers and sales to other utilities; whereas the gas segment derives most of its revenue from retail sales of regulated natural gas to residential, commercial, and industrial customers. The gas segment also earns significant revenues by transporting gas owned by others through its distribution systems. Pricing for electric and gas sales are established separately by regulatory agencies; therefore, management also reviews each segment separately to make decisions regarding allocation of resources and to evaluate performance. Common operating costs are allocated to each segment.

     The  following  tables  provide  certain  MidAmerican   information  on  an
operating segment basis (in thousands):

                                    Three Months              Nine Months
                                   Ended Sept. 30            Ended Sept. 30
                              ----------------------    ----------------------
                                 1999         1998         1999         1998
                              ---------    ---------    ---------    ---------
Electric:
   Revenues ...............   $ 352,861    $ 363,992    $ 894,339    $907,440
   Operating income .......     126,143      119,624      233,067     233,638
Gas:
   Revenues ...............      62,472       63,156      304,532     303,644
   Operating income (loss)       (8,459)     (11,290)      13,346       6,269
Nonregulated and other (a):
   Revenues ...............      43,062       20,844      106,113      59,680
   Operating income (loss).        (841)      (1,612)      (4,316)      1,263

                                         September 30         December 31
                                  ------------------------    -----------
                                     1999          1998          1998
                                  ----------    ----------    ----------
Total Assets:

    Electric ...................  $2,856,975    $2,859,896    $2,897,657
    Gas ........................     649,934       631,951       672,072
    Nonregulated and other (a) .      17,232        19,306        15,801


(a) "Nonregulated and other" consists of nonregulated gas operations, CBEC Railway and other nonregulated activities.

G.   OTHER COMPREHENSIVE INCOME:

     For the nine months ended September 30, 1999 and 1998, there were no differences between MidAmerican's comprehensive income and earnings on common stock.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  INTRODUCTION
                                  ------------

     MidAmerican Energy Company (MidAmerican) is a public utility with electric and natural gas operations and is the principal subsidiary of MHC Inc. (MHC), an Iowa Corporation. MHC is headquartered in Des Moines, Iowa.

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

                              RESULTS OF OPERATIONS
                              ---------------------

EARNINGS DISCUSSION

     MidAmerican's earnings on common stock for the third quarter of 1999 were $57.8 million compared to $48.3 million for the third quarter of 1998. Earnings on common stock for the nine months ended September 30, 1999 and 1998, were $101.8 million and $97.4 million, respectively. Following is a discussion of significant factors affecting earnings.

REGULATED GROSS MARGIN

Regulated Electric Gross Margin:
--------------------------------

                                         Three Months            Nine Months
                                        Ended Sept. 30         Ended Sept. 30
                                        ---------------        ---------------
                                        1999       1998        1999       1998
                                        ----       ----        ----       ----
                                                     (In millions)
  Operating revenues ................   $353       $364        $894       $907
  Cost of fuel, energy and capacity .     66         72         168        176
                                        ----       ----        ----       ----
      Electric gross margin .........   $287       $292        $726       $731
                                        ====       ====        ====       ====

     MidAmerican's electric gross margin for the three-month and nine-month periods ended September 30, 1999, decreased $5 million from the comparable periods in 1998. The impact of various factors affecting electric margin are discussed in the following paragraphs.

     A decrease in revenues from energy efficiency cost recovery accounted for $2.2 million and $6.1 million of the decrease in revenues and margin for the three- and nine-month comparisons, respectively. Approximately $9.0 million and $27.8 million of MidAmerican's electric revenues for the 1999 three- and nine-month periods, respectively, were from the recovery of energy efficiency program costs. Collection of deferred energy efficiency costs decreased in 1999 compared to the 1998 periods due to the completion of one of the four recovery periods. Changes in revenues from energy efficiency cost recovery are substantially offset by corresponding changes in other operating expenses. Refer to the discussion under "Energy Efficiency" in the OPERATING ACTIVITIES AND OTHER MATTERS section of MD&A for further discussion.

     Revenues and gross margin for the 1999 periods reflect price reductions which were not in effect, or were only partially in effect, during the 1998 periods presented. In June 1998, revenues from Iowa residential customers were reduced $5 million annually. Since July 1997, MidAmerican has reduced revenues from its Iowa commercial and industrial customers a total of approximately $10 million annually through negotiated contracts and a tariffed rate reduction. These reductions were only partially in effect in the 1998 nine-month period. Revenues from Illinois customers were reduced $0.9 million in August 1998 related to Illinois utility industry restructuring. MidAmerican also recorded a refund accrual for a revenue sharing arrangement in Iowa. The accrual reduced revenues and margin by $9.3 million and $18.3 million for the quarter and year-to-date periods ended September 30, 1999, respectively. Refer to "Rate
Matters: Electric" in the OPERATING ACTIVITIES AND OTHER MATTERS section of MD&A for a discussion of revenue sharing. The combined effect of the revenue reductions and the revenue sharing accrual decreased revenues and electric margin by $10.7 million for the third quarter of 1999 compared to the third quarter of 1998 and $24.2 million for nine months ended September 30, 1999, compared to the same period in 1998.

     For the third quarter of 1999, temperatures were close to normal, resulting in a $1 million increase in electric margin for the period. Compared to the third quarter of 1998, which was hotter than normal, the effect of temperatures decreased electric margin by $13 million. An increase in sales not dependent on weather and moderate growth in the number of customers significantly offset the effect of the milder temperatures compared to the third quarter of 1998. In total, retail sales of electricity decreased 0.5%.

     Temperatures during the nine months ended September 30, 1999, were milder than normal resulting in an $8 million reduction of electric margin for the period. Compared to the nine-month period ended September 30, 1998, electric margin decreased $14 million from the effect of temperatures. An increase in sales not dependent on weather, moderate growth in the number of customers, and mix of sales offset the decrease due to milder temperatures. In total, retail sales of electricity were basically unchanged.

     MidAmerican also sells energy and capacity in the off-system market. Margins on off-system sales, which account for most of MidAmerican's sales for resale, contributed $7.0 million and $29.2 million more to gross margin in the three- and nine-month periods ended September 30, 1999, than in the comparable periods in 1998. The increases were due primarily to lower costs per unit of energy sold, which in part was due to improved availability of Quad Cities Nuclear Power Station (Quad Cities Station) in 1999. Additionally, favorable sales prices during the hot temperatures in July 1999 contributed to the increase.

     Deregulation of the Illinois electric utility industry resulted in changes in the way certain taxes are assessed in Illinois. One of the taxes is now assessed directly on the energy consumer instead of through the utility. Accordingly, MidAmerican's electric revenues and electric margin reflect reductions of $0.3 million and $2.8 million in the quarter and nine-month period ended September 30, 1999, respectively, for this tax collection change.

Regulated Gas Gross Margin:
---------------------------

                                        Three Months          Nine Months
                                       Ended Sept. 30       Ended Sept. 30
                                      ----------------      ---------------
                                      1999       1998       1999       1998
                                      ----       ----       ----       ----
                                                  (In millions)
     Operating revenues.........      $ 62       $ 63       $305       $304
     Cost of gas sold...........        29         33        165        171
                                      ----       ----       ----       ----
         Gas gross margin.......      $ 33       $ 30       $140       $133
                                      ====       ====       ====       ====

     MidAmerican's regulated gas revenues include purchase gas adjustment clauses (PGAs) through which MidAmerican is allowed to recover the cost of gas sold from most of its gas utility customers. Consequently, fluctuations in the cost of gas sold do not affect gross margin or net income because revenues reflect comparable fluctuations in revenues from PGAs. A decrease in the per-unit cost of gas for the third quarter of 1999 compared to the third quarter of 1998 decreased revenues and cost of gas sold by approximately $3.0 million. For the nine-month period comparison, revenues and cost of gas decreased $9.4 million due to a change in the average per-unit cost of gas.

     Recovery of gas energy efficiency program costs decreased $1.2 million and $2.0 million for the 1999 three- and nine-month periods presented compared to the same periods in 1998. Approximately $3.2 million and $11.2 million of MidAmerican's gas revenues for the 1999 three- and nine-month periods, respectively, were from the recovery of gas energy efficiency program costs. Again, changes in revenues from energy efficiency cost recovery are substantially offset by corresponding changes in other operating expenses. Refer to the discussion under "Energy Efficiency" in the OPERATING ACTIVITIES AND OTHER MATTERS section of MD&A for further discussion.

     On January 22, 1999, the Iowa Utilities Board (IUB) approved a $6.7 million annual interim increase in gas rates for Iowa retail customers effective immediately. An additional increase was implemented on May 27, 1999, as a result of the IUB's approval of a final rate increase of $13.9 million annually. These increases contributed approximately $2.5 million and $5.4 million to the comparative increase in gas margin for the three- and nine-month periods ended September 30, 1999, respectively.

     Temperatures in the first nine months of 1999 were warmer than normal, resulting in a $7 million decrease in gas gross margin for the period. Compared to the same period in 1998, gas margin increased $3 million due to the effect of temperatures. Customer growth resulted in a $1.6 million improvement in gas margin in the 1999 period. In total, retail sales of natural gas in the first nine months of 1999 increased 1.9% compared to the 1998 period.

REGULATED OPERATING EXPENSES

     Other operating expenses decreased $12.7 million for the third quarter of 1999 compared to the third quarter of 1998 and decreased $14.2 million for the nine months ended September 30, 1999, compared to the nine months ended September 30, 1998.

     As mentioned in the gross margin discussions, the recovery of one phase of deferred energy efficiency costs is complete, and accordingly, the costs for that phase have been fully amortized to expense. As a result, energy efficiency costs decreased $2.6 million and $6.4 million for the three- and nine-month period comparisons, respectively.

     Reductions in marketing and sales-related expenses, gas distribution costs, certain administrative and general costs and customer service costs also contributed to the decrease in other operating expenses in the third quarter of 1999 compared to the third quarter of 1998.

     For the nine months ended September 30, 1999, decreases in marketing and sales expenses, customer records costs, certain employee benefits costs, gas distribution costs and other administrative and general costs all contributed to the decrease. The decreases were partially offset by an increase in nuclear operating expenses.

     Maintenance expenses decreased $1.2 million for the 1999 quarter due primarily to $3.1 million of storm repair costs in the 1998 quarter. For the nine-month period, maintenance expenses increased $2.9 million compared to the same period in 1998 due to the timing of generating plant maintenance and increased gas distribution and general plant maintenance. The increases in these areas were partially offset by a $2.7 million decrease in the nine-month period for maintenance at the Quad Cities Station.

     Property and other taxes decreased $3.7 million and $7.7 million for the three months and nine months ended September 30, 1999, respectively, compared to the same periods in 1998. MidAmerican's Iowa property tax expense decreased for the 1999 periods due to reduced assessed values. Deregulation of the Illinois electric utility industry resulted in changes in the way certain taxes are assessed in Illinois. The changes resulted in decreases in MidAmerican's tax expense for the 1999 three- and nine-month periods compared to the 1998 periods. One of the taxes is now assessed directly on the energy consumer instead of through the utility. Accordingly, MidAmerican's electric revenues reflect an equal reduction in the 1999 periods for this tax collection change.

NONREGULATED OPERATING REVENUES AND OPERATING EXPENSES

     Revenues and Cost of Sales -

     Revenues from wholesale natural gas marketing operations increased $14.9 million and $37.9 million for the three months and nine months ended September 30, 1999, respectively, compared to the same periods in 1998. The primary cause of the increase in revenues for the 1999 quarter was an increase in sales volumes. Related sales volumes increased 4 million MMBtus (50%) compared to the third quarter of 1998 due in part to additional contracts which were previously serviced by a nonregulated affiliate of MidAmerican. Additionally, the average price per unit increased, driven by an increase in the average cost of gas. Cost of sales related to natural gas marketing reflects the increases in sales volumes and the average cost of gas. Total gross margin (total price less cost of gas) on nonregulated natural gas sales decreased $0.7 million.

     For the nine-month period, related sales volumes increased 17 million MMBtus (68%). The increase in sales volumes is due primarily to gas marketing contracts previously serviced by a nonregulated affiliate of MidAmerican that started being renewed as MidAmerican contracts in May 1998. An increase in the average price per unit, reflective of a higher cost of gas per unit, also contributed to the increase in revenues. Cost of sales related to natural gas marketing for the nine months ended September 30, 1999, reflects the increases in sales and the average cost of gas per unit. Total gross margin on nonregulated natural gas sales decreased $1.3 million compared to the first nine months of 1998. The decrease was due to lower than anticipated gas prices in part of the first quarter of 1999, as well as lower than anticipated sales volumes due in part to mild weather during the same quarter.

     Revenues for the 1999 periods include revenues from MidAmerican's market access service project, which began in the third quarter of 1999. The pilot project allows customers with at least 4 MW of load that are participating in the project to choose their electric power supplier. MidAmerican's revenues from project participants related to non-supply services, such as distribution and transmission, are reflected in regulated electric revenues.

     Other  increases  in  revenues  relate to  growth  in two of  MidAmerican's
nonregulated   programs  and  revenues  of  a  railway  subsidiary  which  began operations in the fourth quarter of 1998.

     Other Nonregulated Operating Expenses -

     Other nonregulated operating expenses increased in the 1999 periods compared to the same periods in 1998 due to costs of initiatives for new nonregulated products and services.

NON-OPERATING INCOME AND INTEREST EXPENSE

     Interest and Dividend Income -

     Interest income decreased in the three months and nine months ended September 30, 1999, compared to the same periods in 1998 due to decreases in temporary cash investments and a note receivable related to the sale of MidAmerican's accounts receivable.

     Other, Net -

     Other, Net reflects the discount on sold accounts receivable, net of a fee for servicing the accounts. The net discount was recorded as an expense in Other, Net in the amount of $1.8 million and $1.4 million for the third quarter of 1999 and 1998, respectively. For the nine months ended September 30, the net discount was an expense of $6.4 million and $4.4 million for 1999 and 1998, respectively.

     Fixed Charges -

     The decrease in interest on long-term debt is due to long-term debt maturities and refinancing in 1998. Other interest expense decreased in the nine months ended September 30, 1999, compared to the 1998 nine-month period due primarily to interest expense in 1998 related to a Federal income tax payment. A decrease in other short-term debt interest expense in the third quarter of 1999 was due to reduced short-term borrowing requirements.

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

     MidAmerican has available a variety of sources of liquidity and capital resources, both internal and external. These resources provide funds required for current operations, construction expenditures, dividends, debt retirement and other capital requirements.

     As reflected on the Consolidated Statements of Cash Flows, MidAmerican's net cash provided from operating activities was $280 million and $343 million the first nine months of 1999 and 1998, respectively.

INVESTING ACTIVITIES AND PLANS

     Utility Construction Expenditures -

     MidAmerican's   primary   need  for   capital   is   utility   construction
expenditures. For the first nine months of 1999, utility construction expenditures totaled $116 million, including allowance for funds used during construction (AFUDC) and Quad Cities Station nuclear fuel purchases. All such expenditures were met with cash generated from utility operations, net of dividends.

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

FINANCING ACTIVITIES, PLANS AND AVAILABILITY

     MidAmerican currently has authority from the FERC to issue short-term debt in the form of commercial paper and bank notes aggregating $400 million. As of September 30, 1999, MidAmerican had a $250 million revolving credit facility agreement and a $5 million bank line of credit. MidAmerican's commercial paper borrowings are supported by the revolving credit facility and the line of credit. MidAmerican also has a revolving credit facility which is dedicated to providing liquidity for its obligations under outstanding pollution control revenue bonds that are periodically remarketed.

     In 1997, MidAmerican entered into a revolving agreement, which expires in 2002, to sell all of its right, title and interest in the majority of its billed accounts receivable to MidAmerican Energy Funding Corporation (Funding Corp.), a special purpose entity established to purchase accounts receivable from MidAmerican. Funding Corp. in turn sold receivable interests to outside investors. In consideration for the sale, MidAmerican received $70 million in cash and the remaining balance in the form of a subordinated note from Funding Corp. As of September 30, 1999, the revolving cash balance was $66 million due to a decline during the second quarter of 1999 in accounts receivable available for sale. As part of the agreement, the creditors of Funding Corp. will be entitled to be satisfied out of the assets of Funding Corp. prior to any value being returned to MidAmerican or its creditors. Therefore, the accounts receivable sold are not reflected on MidAmerican's Consolidated Balance Sheets. As of September 30, 1999, $98.4 million of accounts receivable, net of reserves, were sold under the agreement.

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

     In the electric industry, the traditional vertical integration of generation, delivery and marketing is being unbundled, with the generation and marketing functions being deregulated. For local gas distribution businesses, the supply, local delivery and marketing functions are similarly being separated and opened to competitors for all classes of customers. While retail electric competition is presently not permitted in Iowa, MidAmerican's primary market, legislation to do so was introduced in the Iowa legislature in the last session. While this legislation has not passed, it is expected to be considered again by the Iowa legislature in 2000. Deregulation of the gas supply function related to small volume customers is also being considered by the IUB. MidAmerican is actively participating in the legislative and regulatory processes.

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

     Legislative and Regulatory Evolution -

     In December 1997, the Governor of Illinois signed into law a bill to restructure Illinois' electric utility industry and transition it to a competitive market. Under the law, beginning October 1, 1999, larger non-residential customers in Illinois and 33% of the remaining non-residential Illinois customers are allowed to select their provider of electric supply services. All other non-residential customers will have supplier choice starting December 31, 2000. Residential customers all receive the opportunity to select their electric supplier on May 1, 2002.

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

     In addition, the law provides for Illinois earnings above a certain level of ROE to be shared equally between customers and MidAmerican beginning in April 2000. MidAmerican's ROE level will be based on a rolling two-year average, with the first determination being based on an average of 1998 and 1999. The ROE level at which MidAmerican will be required to share earnings is a multi-step calculation of average 30-year Treasury Bond rates plus 5.50% for 1998 and 1999. Legislation passed in July 1999 increases the benchmark for 2000 through 2004 to 8.5% above the 30-year Treasury bond rate. The ROE level above which sharing must occur for 1998 and 1999 is 11.21%. Using the same 30-year Treasury bond average, the computed ROE level would be 13.71% for 2000 through 2004. The law allows MidAmerican to mitigate the sharing of earnings above the threshold ROE through accelerated cost recognition that would reduce MidAmerican's earnings. MidAmerican continues to evaluate its strategy regarding the sharing mechanism.

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

Customer enrollment is currently allowed and the pilot may begin in 1999 should additional suppliers register. Businesses in the test area will be eligible for the program if their annual peak demand is less than four megawatts. New suppliers participating in the program will have to be certified by the IUB and meet specified requirements.

     Accounting Effects of Industry Restructuring -

     A possible consequence of competition in the utility industry is that SFAS 71 may no longer apply. SFAS 71 sets forth accounting principles for operations that are regulated and meet certain criteria. For operations that meet the criteria, SFAS 71 allows, among other things, the deferral of costs that would otherwise be expensed when incurred. A majority of MidAmerican's electric and gas utility operations currently meet the criteria required by SFAS 71, but its applicability is periodically reexamined. On December 16, 1997, MidAmerican's generation operations serving Illinois were no longer subject to the provisions of SFAS 71 due to passage of industry restructuring legislation in Illinois. Thus, in 1997 MidAmerican was required to write off the regulatory assets and liabilities from its balance sheet related to its Illinois generation operations. The net amount of such write-offs was not material. If other portions of its utility operations no longer meet the criteria of SFAS 71, MidAmerican could be required to write off the related regulatory assets and liabilities from its balance sheet, and thus, a material adjustment to earnings in that period could result. As of September 30, 1999, MidAmerican had $274 million of regulatory assets on its Consolidated Balance Sheet.

     Energy Efficiency -

     MidAmerican's regulatory assets as of September 30, 1999, included $47.9 million of deferred energy efficiency costs. Based on the current level of recovery, MidAmerican expects to recover these costs by the end of 2001. MidAmerican is also allowed to recover its ongoing energy efficiency costs on a current basis. Recovery of these costs is being collected from customers based on projected annual costs of $17.4 million, which may be adjusted annually. Amortization of the deferred energy efficiency costs and current expenditures for energy efficiency costs will be reflected in other operating expenses over the related periods of recovery. The total of such costs for the years 1999, 2000 and 2001 is estimated to be $43 million, $40 million and $35 million, respectively.

     Rate Matters: Electric -

     Through several steps from mid-1997 to the end of 1998, electric prices for Iowa industrial customers were reduced by an amount which will have a $6 million annual impact on revenues, and electric prices for Iowa commercial customers were reduced by an amount which will have a $4 million annual impact on revenues. The reductions were achieved through a retail access pilot project, negotiated individual electric contracts and a $1.5 million tariffed rate reduction for certain non-contract commercial customers.

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

     If MidAmerican's annual Iowa electric jurisdictional ROE exceeds 12%, then earnings above the 12% level will be shared equally between customers and MidAmerican; if the ROE exceeds 14%, then two-thirds of MidAmerican's share of those earnings above the 12% level will be used for accelerated recovery of certain regulatory assets. A 1997 pricing plan settlement agreement precludes MidAmerican from filing for increased rates prior to 2001 unless the ROE falls below 9%. Other parties signing the agreement are prohibited from filing for reduced rates prior to 2001 unless the ROE, after reflecting credits to customers, exceeds 14%. On April 14, 1999, the IUB approved, subject to additional refund, MidAmerican's 1998 ROE calculation. During the second quarter of 1999, MidAmerican refunded $2.2 million to its Iowa non-contract customers related to the ROE calculation for 1998. The agreement also eliminated MidAmerican's energy adjustment clause, and, as a result, the cost of fuel is not directly passed on to customers.

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

     On September 1, 1999, MidAmerican filed with the ICC requesting a rate increase totaling $3.2 million annually for its Illinois retail gas customers. An ICC decision is anticipated prior to August 2000.

     Environmental Matters -

     The EPA and state environmental agencies have determined that contaminated wastes remaining at certain decommissioned MGP facilities may pose a threat to the public health or the environment if such contaminants are in sufficient quantities and at such concentrations as to warrant remedial action.

     MidAmerican is evaluating 27 properties which were, at one time, sites of gas manufacturing plants in which it may be a PRP. The purpose of these evaluations is to determine whether waste materials are present, whether such materials constitute an environmental or health risk, and whether MidAmerican has any responsibility for remedial action. MidAmerican estimates the range of possible costs for investigation, remediation and monitoring for the sites discussed above to be $21 million to $69 million. MidAmerican's estimate of the probable total cost for these sites as of September 30, 1999, was $29 million. This estimate has been recorded as a liability and a regulatory asset for future recovery through the regulatory process. Refer to Note B (1) of Notes to Consolidated Financial Statements for further discussion of MidAmerican's environmental activities related to MGP sites and cost recovery.

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

     In May 1999, the U.S. District Court of Appeals for the District of Columbia Circuit remanded the standards adopted in July 1997 back to the EPA indicating the EPA had not expressed sufficient justification for the basis of establishing the standards and ruling that the EPA has exceeded its constitutionally-delegated authority in setting the standards. The EPA has appealed the court's ruling to the full panel of the U.S. District Court of Appeals for the District of Columbia Circuit. On October 29, 1999, the U.S. District Court of Appeals for the District of Columbia Circuit granted in part, and denied in part, the petitions for panel rehearing in the case. As a result of the court's decision and the current status of the standards, the impact of any new standards on MidAmerican is currently unknown.

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

     Quad Cities Nuclear Power Station -

     Quad Cities Station is operated by, and 75% owned by, Commonwealth Edison Company (ComEd). On May 6, 1999, the Nuclear Regulatory Commission (NRC) advised ComEd that it had classified Quad Cities Station in the NRC's Routine Oversight category (the best of the NRC's three new categories) for nuclear power plants, removing the station from the Trending (adversely) Letter status initiated in January 1998. During the first nine months of 1999, the station capacity factor was in excess of 93.5%.

     Generating Capability -

     In July 1999, retail customer usage of electricity caused an hourly peak demand of 3,833 MW on MidAmerican's energy system. MidAmerican is interconnected with certain Iowa and neighboring utilities and is involved in an electric power pooling agreement known as Mid-Continent Area Power Pool (MAPP). Each MAPP participant is required to maintain for emergency purposes a net generating capability reserve of at least 15% above its system peak demand. MidAmerican was able to maintain its capacity reserve requirement during the hot weather in July 1999 and was not adversely affected by the resultant high prices in the off-system market.

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

     5. Implementation Phase - The purpose of the implementation phase is to examine the Systems to determine whether they will function adequately in a production environment and to perform follow-up administrative tasks as required to develop appropriate documentation in support of year 2000 readiness. MidAmerican classifies all Systems ranging from low- to high-priority based on their importance to carrying out MidAmerican's business mission. System priority is based on potential impacts resulting from year 2000 problems on public and employee safety, prolonged and widespread service outages, long-term shareholder value, and ability to comply with regulatory requirements. In the case of low-priority Systems, year 2000 readiness may be delayed beyond January 1, 2000, or perhaps indefinitely. MidAmerican plans to use the last two months of 1999 to perform post-implementation testing, address selected lower priority Systems and conduct preparedness exercises.

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

2. A "checklist" approach is used to monitor the completion status of each System that is unique to a given organizational group. For example, identical substation meters may be located in several individual substations, but the meter is counted as only one System. All Systems are viewed as equivalent, regardless of priority, in the checklist approach. Systems are categorized as complete or not complete, without regard to percentage of completion of the System in total or percentage of completion of any particular phase of the project. As of September 30, 1999, there were 5,554 separate Systems in MidAmerican's inventory. Of these, over 99% had been completed.

3. MidAmerican's internally developed measure is more sensitive than the methods discussed above and is based on business risk/priority, weighted tasks and weighted phases. Only high- and medium-risk/priority Systems are included in the status of completion calculation. The data related to Systems that could impact grid stability pertains only to those Systems that directly affect MidAmerican's customers. Also, progress toward completion is measured. As of September 30, 1999, MidAmerican as a whole is generally in the resolution phase. Percentage of completion for six areas of business operations is a follows:

         A.   IT - Applications:  95-100% complete
         B.   IT - Operations & Infrastructure:  95-100% complete
         C.   Generation:  95-100% complete
         D.   Energy Delivery:  95-100% complete
         E.   Retail:  95-100% complete
         F.   Corporate Services (excluding IT):  95-100% complete

     The investigation of supply chain issues consists of documenting the nature of business relationships in correspondence, surveys and meetings with third parties and making determinations regarding their year 2000 readiness status based on the responses received. MidAmerican has initiated contact with vendors and business partners it considers to represent a significant financial or operational risk if they were to experience year 2000 problems. In addition, interconnected utilities and wholesale customers, as well as high-volume retail customers, have been contacted for the purpose of reviewing the status of their year 2000 readiness efforts. To date, information made available to MidAmerican has not been uniform in terms of quality and quantity. Although none of the information has suggested that the year 2000 readiness efforts of these vendors, business partners and customers have been inadequate, MidAmerican intends to maintain ongoing communications with some third parties through the remainder of 1999. MidAmerican will also continue monitoring information about specific products in MidAmerican's inventory.

     Costs -

     As of September 30, 1999, approximately $10.2 million in operating expenses have been incurred to carry out year 2000 activities. It is anticipated that up to $2.8 million in additional operating expenses and capital costs will need to be incurred to complete the project. Although additional unforeseen costs may be incurred, at this time MidAmerican has not become aware of any material costs which may arise in order to achieve year 2000 readiness. Future progress toward achievement of year 2000 readiness could change this outlook.

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

     Contingency Plans -

     A contingency plan identifying credible worst-case scenarios has been developed. The contingency plan is comprised of both mitigation and recovery aspects. Mitigation entails planning to reduce the impact of unresolved year 2000 problems, and recovery entails planning to restore services in the event that year 2000 problems occur. MidAmerican's contingency plan has been reviewed by senior management. Although the plan is substantially complete, it will be refined throughout the remainder of the year based on results of contingency planning drills and changes in circumstances.

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

     MidAmerican participated in contingency planning drills coordinated by NERC on April 9, 1999 and September 8-9, 1999. The drills focused on managing problems resulting from a simulated partial loss of voice and data communications services. During those drills, MidAmerican did not experience any unexpected results.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
-------  -----------------

     MidAmerican and its subsidiaries have no material legal proceedings except for the following:

Environmental Matters
---------------------

     For information relating to MidAmerican's Environmental Matters, reference is made to Part I, Note B of Notes to Consolidated Financial Statements.

Cooper Litigation
-----------------

     On July 23, 1997, NPPD filed a Complaint, in the United States District Court for the District of Nebraska, naming MidAmerican as the defendant and seeking declaratory judgment as to three issues under the parties' long-term power purchase agreement for Cooper capacity and energy. More specifically, NPPD sought a declaratory judgment in the following respects: (1) that MidAmerican is obligated to pay 50% of all costs and expenses associated with decommissioning Cooper, and that in the event NPPD continues to operate Cooper after expiration of the power purchase agreement (September 2004), MidAmerican is not entitled to reimbursement of any decommissioning funds it has paid to date or will pay in the future; (2) that the current method of allocating transition costs as a part of the decommissioning cost is proper under the power purchase agreement; and
(3) that the current method of investing decommissioning funds is proper under the power purchase agreement.

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


     On October 6, 1999, the Court rendered summary judgment for NPPD on the above-mentioned issue concerning liability for decommissioning (issue one in the first paragraph above) and the related contingent counterclaims filed by MidAmerican (issues one, two, three and five in the second paragraph above). The Court referred all remaining issues in the case to mediation, and cancelled the November 1999 trial date. MidAmerican filed with the Federal Court of Appeals for the 8th Circuit a notice of appeal of the Court's summary judgment ruling. MidAmerican will participate in mediation in an attempt to resolve the remaining issues.

     MidAmerican and NPPD are currently involved in discovery.

North Star Steel Company
------------------------

     On December 8, 1997, North Star Steel Company (NSS), a MidAmerican electric retail customer, filed a Complaint in the United States District Court for the Southern District of Iowa naming MHC and MidAmerican as defendants. The Complaint alleged that MidAmerican's refusal to allow NSS to obtain retail electric service from an unspecified alternative energy company amounted to a violation of federal antitrust laws. NSS sought to recover an unspecified level of damages, and to require MidAmerican to provide retail wheeling service so that NSS could obtain electricity from an unnamed supplier. On June 23, 1998, the District Court issued an Order Granting Summary Judgment in favor of MidAmerican. On July 20, 1998, NSS appealed that decision to the United States Court of Appeals for the Eighth Circuit. On July 7, 1999, the United States Court of Appeals for the Eighth Circuit affirmed the District Court grant of summary judgment in favor of MidAmerican. On October 5, 1999, NSS filed a petition for a writ of certiorari seeking to have the U.S. Supreme Court agree to review the adverse decision by the 8th Circuit Court of Appeals. That request for Supreme Court review is now pending. In a related matter NSS unsuccessfully appealed to the Iowa District Court an Iowa Utilities Board declaratory ruling that was favorable to MidAmerican. NSS has appealed that adverse decision to the Iowa Supreme Court.

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



Date  November 12, 1999                 /s/  Patrick J. Goodman
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