Form 10-K405
period 1999-12-31
MIDAMERICAN ENERGY CO
filed 2000-03-30
CIK 928576

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                   THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended DECEMBER 31, 1999
                                            -----------------

Commission     Registrant's Name, State of Incorporation,       IRS Employer
File Number         Address and Telephone Number            Identification No.
-----------    -----------------------------------------    ------------------

1-11505                   MIDAMERICAN ENERGY COMPANY            42-1425214
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

                   Preferred Stock, $3.30 Series, no par value
                   Preferred Stock, $3.75 Series, no par value
                   Preferred Stock, $3.90 Series, no par value
                   Preferred Stock, $4.20 Series, no par value
                   Preferred Stock, $4.35 Series, no par value
                   Preferred Stock, $4.40 Series, no par value
                   Preferred Stock, $4.80 Series, no par value
                   Preferred Stock, $5.25 Series, no par value
                   Preferred Stock, $7.80 Series, no par value
______________________________________________________________________________
                               Title of each Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing
requirements for the past 90 days. Yes X    No
                                      ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

All common stock of MidAmerican Energy Company is held by MHC Inc. As of March 1, 2000, 70,980,203 shares of common stock, without par value, were outstanding.

MidAmerican Energy Company meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format specified in General Instruction I(2) of Form 10-K.

                           MIDAMERICAN ENERGY COMPANY
                         1999 Annual Report on Form 10-K
                                TABLE OF CONTENTS

                                     Part I                                Page

Item 1   Business
             General Overview.............................................   3
             Financial Information About Industry Segments................   5
             Description of Business......................................   5
               Regulated Electric Operations .............................   7
               Regulated Natural Gas Operations...........................  10
               Nonregulated Operations....................................  11
               Regulation.................................................  12
Item 2   Properties.......................................................  16
Item 3   Legal Proceedings................................................  18
Item 4   Submission of Matters to a Vote of Security Holders..............  19

                                   Part II

Item 5   Market for the Registrant's Common Equity and
             Related Stockholder Matters..................................  20
Item 6   Selected Financial Data..........................................  20
Item 7   Management's Discussion and Analysis of Financial
             Condition and Results of Operations..........................  20
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.......  20
Item 8   Financial Statements and Supplementary Data......................  20
Item 9   Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure.......................  20

                                  Part III

Item 10  Directors and Executive Officers of the Registrant...............  21
Item 11  Executive Compensation...........................................  23
Item 12  Security Ownership of Certain Beneficial Owners
             and Management...............................................  23
Item 13  Certain Relationships and Related Transactions...................  23

                                     Part IV

Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K..  24
Signatures ...............................................................  72
Exhibits Index............................................................  73

                                     PART I

ITEM 1. BUSINESS
----------------

(A)  GENERAL OVERVIEW

     MidAmerican Energy Company is a public utility company headquartered in Des Moines, Iowa, and incorporated in the state of Iowa. MidAmerican Energy was formed on July 1, 1995, as a result of the merger of Iowa-Illinois Gas and Electric Company, Midwest Resources Inc. and Midwest Power Systems Inc. On December 1, 1996, MidAmerican Energy became, through a corporate reorganization, a wholly owned subsidiary of MHC Inc., formerly known as MidAmerican Energy Holdings Company.

     On March 12, 1999, CalEnergy Company, Inc. acquired MHC. As a part of this transaction, the former CalEnergy, a Delaware corporation, was reincorporated as an Iowa corporation and changed its name to MidAmerican Energy Holdings Company. As a result, all direct and indirect subsidiaries of MHC, including MidAmerican Energy, each became an indirect subsidiary of MidAmerican Energy Holdings. MHC is a wholly owned subsidiary of MidAmerican Funding, LLC , a wholly owned subsidiary of MidAmerican Energy Holdings.

     On March 14, 2000, an investor group including Berkshire Hathaway Inc., Walter Scott, Jr., David L. Sokol and Gregory E. Abel completed its acquisition of MidAmerican Energy Holdings in accordance with a previously disclosed agreement and plan of merger, dated October 24, 1999, among MidAmerican Energy Holdings, Teton Formation L.L.C. and Teton Acquisition Corp. Mr. Scott is an Omaha, Nebraska businessman and a director of MidAmerican Energy Holdings, Mr. Sokol is Chairman and Chief Executive Officer of MidAmerican Energy Holding, and Mr. Abel is Chief Operating Officer of MidAmerican Energy Holdings. In accordance with the merger agreement, Teton Acquisition was merged with and into MidAmerican Energy Holdings, maintaining the name MidAmerican Energy Holdings Company. With the completion of the transaction, MidAmerican Energy Holdings is now a privately owned company with publicly traded fixed-income securities.

CHANGES IN THE UTILITY INDUSTRY AND MIDAMERICAN ENERGY

     The electric utility industry continues to undergo regulatory change. Traditionally, prices charged by electric utility companies have been regulated by federal and state commissions and have been based on cost of service. In recent years, changes have been occurring that move the electric utility industry toward a more competitive, market-based pricing environment. These changes will have a significant impact on the way MidAmerican Energy does business. Refer to the discussions under "Industry Evolution" and "Legislative and Regulatory Evolution" in the "Operating Activities and Other Matters" section of MD&A in Part IV, Item 14 of this Form 10-K.

     A substantial majority of MidAmerican Energy's business still operates in a rate-regulated environment and, accordingly, many decisions for obtaining and using resources are evaluated from an electric and gas regulated business perspective. MidAmerican Energy also manages its operations as four distinct business units: generation, transmission, energy distribution and retail. It is under this framework that MidAmerican Energy believes it can best prepare for, and succeed in, the energy business of the future. With these four business units, MidAmerican Energy is better able to focus on the specific needs and anticipated risks and opportunities of its major businesses. Certain administrative functions are handled by a corporate services group which supports all of the business units.

     Although specific functions may be moved between business units as future circumstances warrant, the main focus of each business unit has been established. Presently, significant functions of the generation business unit include the production of electricity, the purchase of electricity and natural gas, and the sale of wholesale electricity and natural gas. The transmission business unit coordinates all activities related to MidAmerican Energy's electric transmission facilities, including monitoring access to and assuring the reliability of the transmission system. The energy distribution business unit distributes electricity and natural gas to end-users and conducts related activities. Retail includes marketing, customer service and related functions for core and complementary products and services.

     MidAmerican Energy expects that, as the industry moves toward competition, generation and retail functions will not be rate-regulated. Energy distribution and transmission functions, though not unaffected by industry changes, are expected to remain rate-regulated by state and federal commissions.

(B)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     Financial information on MidAmerican Energy's electric and gas segments of business is included under the Note titled "Segment Information" in Notes to Consolidated Financial Statements included in Part IV, Item 14 of this Form 10-K.

(C)  DESCRIPTION OF BUSINESS

     MidAmerican Energy is the largest energy company headquartered in Iowa, with assets and 1999 revenues totaling $3.6 billion and $1.8 billion, respectively. MidAmerican Energy is principally engaged in the business of generating, transmitting, distributing and selling electric energy and in distributing, selling and transporting natural gas. MidAmerican Energy distributes electricity at retail in Council Bluffs, Des Moines, Fort Dodge,
Iowa City, Sioux City and Waterloo, Iowa, the Quad Cities (Davenport and Bettendorf, Iowa and Rock Island, Moline and East Moline, Illinois) and a number of adjacent communities and areas. It also distributes natural gas at retail in Cedar Rapids, Des Moines, Fort Dodge, Iowa City, Sioux City and Waterloo, Iowa; the Quad Cities; Sioux Falls, South Dakota; and a number of adjacent communities and areas. As of December 31, 1999, MidAmerican Energy had 663,500 retail electric customers and 638,000 retail natural gas customers.

     In addition to retail sales, MidAmerican Energy delivers electric energy to other utilities, marketers and municipalities who distribute it to end-use customers. These sales are referred to as sales for resale or off-system sales. It also transports natural gas through its distribution system for a number of end-use customers who have independently secured their supply of natural gas.

     MidAmerican Energy's regulated electric and gas operations are conducted under franchises, certificates, permits and licenses obtained from state and local authorities. The franchises, with various expiration dates, are typically for 25-year terms.

     MidAmerican Energy has a residential, agricultural, commercial and diversified industrial customer group, in which no single industry or customer accounted for more than 5% of its total 1999 electric operating revenues or 3% of its total 1999 gas operating margin. Among the primary industries served by MidAmerican Energy are those which are concerned with the manufacturing, processing and fabrication of primary metals, real estate, food products, farm and other non-electrical machinery, and cement and gypsum products.

     MidAmerican  Energy  also  conducts  a  number  of  nonregulated   business
activities,   including  natural  gas  marketing.  Refer  to  the  "Nonregulated
Operations" section later in Part I for further discussion.

     For  the  year  ended  December  31,  1999,   MidAmerican   Energy  derived
approximately 66% of its gross operating revenues from its regulated electric business, 25% from its regulated gas business and 9% from its nonregulated business activities. For 1998 and 1997, the corresponding percentages were 69% electric, 25% gas and 6% nonregulated; and 65% electric, 31% gas and 4% nonregulated, respectively.

     Historical electric sales by customer class as a percent of total electric sales and retail electric sales data by state as a percent of total retail electric sales are shown below:

                                           Total Electric Sales
                                             By Customer Class

                                      1999         1998         1997
                                     -----        -----        -----
Residential                           21.0%        22.2%        20.9%
Small General Service                 16.7         17.5         16.5
Large General Service                 26.9         28.1         27.4
Other                                  4.5          4.4          4.4
Sales for Resale                      30.9         27.8         30.8
                                     -----        -----        -----

Total                                100.0%       100.0%       100.0%
                                     =====        =====        =====

                                           Retail Electric Sales
                                                 By State

                                      1999         1998         1997
                                     -----        -----        -----
Iowa                                  88.9%        88.4%        88.6%
Illinois                              10.4         10.9         10.7
South Dakota                           0.7          0.7          0.7
                                     -----        -----        -----

Total                                100.0%       100.0%       100.0%
                                     =====        =====        =====

     In Illinois beginning October 1, 1999, larger non-residential customers and 33% of the remaining non-residential customers were allowed to select their provider of electric supply services. All other non-residential customers will have supplier choice starting December 31, 2000. Residential customers all receive the opportunity to select their electric supplier on May 1, 2002.

     Historical regulated gas sales, excluding transportation throughput, by customer class as a percent of total gas sales and by state as a percent of total retail gas sales are shown below:

                                         Total Regulated Gas Sales
                                             By Customer Class

                                      1999         1998          1997
                                     -----        -----         -----
Residential                           62.0%        59.9%         60.8%
Small General Service                 31.4         32.1          33.1
Large General Service                  3.9          3.7           4.2
Other                                  2.7          4.3           1.9
                                     -----        -----         -----

Total                                100.0%       100.0%        100.0%
                                     =====        =====         =====

                                             Retail Gas Sales
                                                 By State

                                      1999         1998          1997
                                     -----        -----         -----
Iowa                                  78.8%        79.0%         79.1%
Illinois                              10.3         10.2          10.4
South Dakota                          10.1         10.1           9.8
Nebraska                               0.8          0.7           0.7
                                     -----        ------        -----

Total                                100.0%       100.0%       100.0%
                                     =====        =====        =====

     There are seasonal variations in MidAmerican Energy's electric and gas businesses which are principally related to the use of energy for air conditioning and heating. In 1999, 39% of MidAmerican Energy's electric revenues were reported in the months of June, July, August and September, and 55% of MidAmerican Energy's gas revenues were reported in the months of January, February, March and December.

     At December 31, 1999, MidAmerican Energy had 3,690 full-time employees of which 1,710 were covered by union contracts. MidAmerican Energy has eight separate contracts with locals of the International Brotherhood of Electrical Workers (IBEW), the United Association of Plumbers and Pipefitters and the United Paper Workers International Union. The contracts covering most union employees are as follows:

                                 Employee      Contract
        Union       Local        Members    Expiration Date
        -----       -----       --------    ---------------
        IBEW          109          480         3/01/2000
        IBEW          499        1,140         3/01/2000

     The Local 499 members numbered above are covered under three separate contracts based on the location of the Local 499 of which they are a member. Negotiations for new contracts are in progress, and union members continue to work under the terms of the expired contracts for a 90-day period.

REGULATED ELECTRIC OPERATIONS

     The annual hourly peak demand on MidAmerican Energy's electric system occurs principally as a result of air conditioning use during the cooling season. In July 1999, MidAmerican Energy recorded an hourly peak demand of 3,833 MW, which was 190 MW more than MidAmerican Energy's previous record hourly peak of 3,643 MW set in 1998.

     MidAmerican Energy's accredited net generating capability in the summer of 1999 was 4,466 MW. Accredited net generating capability represents the amount of generation available to meet the requirements on MidAmerican Energy's system, net of the effect of capacity purchases and sales, and consists of MidAmerican Energy-owned generation and generation under a long-term power purchase contract. The net generating capability at any time may be less than it would otherwise be due to regulatory restrictions, fuel restrictions and generating units being temporarily out of service for inspection, maintenance, refueling or modifications. Refer to Item 2, Properties, for detail of the accredited net generating capability for the summer of 1999.

     MidAmerican Energy is interconnected with Iowa utilities and utilities in neighboring states and is involved in an electric power pooling agreement known as Mid-Continent Area Power Pool. The Power Pool is a voluntary association of electric utilities doing business in Iowa, Minnesota, Nebraska and North Dakota and portions of Illinois, Montana, South Dakota and Wisconsin and the Canadian provinces of Saskatchewan and Manitoba. Its membership also includes power marketers, regulatory agencies and independent power producers. The Power Pool facilitates operation of the transmission system, serves as a power and energy market clearing house and is responsible for the safety and reliability of the bulk electric system.

     Each Power Pool participant is required to maintain for emergency purposes a net generating capability reserve of at least 15% above its system peak demand. If a participant's capability reserve falls below the 15% minimum, significant penalties could be contractually imposed by the Power Pool. MidAmerican Energy's reserve margin for 1999 was approximately 16.5%.

     MidAmerican Energy's transmission system connects its generating facilities with distribution substations and interconnects with 14 other transmission providers in Iowa and five adjacent states. Under normal operating conditions, MidAmerican Energy's transmission system is unconstrained and has adequate capacity to deliver energy to MidAmerican Energy's distribution system and to export and import energy with other interconnected systems. As energy markets open to competition, MidAmerican Energy believes its interconnections and central location will provide valuable opportunities to serve other markets. Refer to Item 2, Properties, for detail of transmission lines.

Fuel Supply for Electric Operations
-----------------------------------

     MidAmerican Energy's sources of fuel for electric generation were as follows for the periods shown:

                                       Year Ended December 31,
                                      1999         1998          1997
                                     -----        -----         ----

         Coal                         70.9%        79.2%        76.3%
         Nuclear*                     28.2         19.5         23.0
         Gas                           0.7          1.1          0.6
         Oil/Hydro                     0.2          0.2          0.1
                                     -----        -----        -----
             Total                   100.0%       100.0%       100.0%
                                     =====        =====        =====

     *Nuclear includes generation purchased through a long-term power purchase agreement with Nebraska Public Power District. Refer to Item 2, Properties, for detail of generating facilities.

     Prior to July 1997, MidAmerican Energy was allowed to recover its energy costs from most of its electric utility customers through energy adjustment clauses. Beginning in July 1997, the Iowa energy adjustment clause was eliminated as part of the Iowa pricing plan approved by the Iowa Utilities Board. Accordingly, fluctuations in energy costs now may affect MidAmerican Energy's earnings.

     All of the coal-fired generating stations operated by MidAmerican Energy are fueled by low-sulfur, western coal from the Powder River Basin and Hanna Basin mines. The use of low-sulfur western coal enables MidAmerican Energy to comply with the acid rain provisions of the Clean Air Act Amendments of 1990 without having to install additional costly emissions control equipment at its generating stations. MidAmerican Energy's coal supply portfolio includes multiple suppliers and mines under agreements of varying term and quantity flexibility. MidAmerican Energy regularly monitors the western coal market, looking for opportunities to improve its coal supply portfolio. MidAmerican Energy believes its sources of coal supply are and will continue to be satisfactory. Additional information regarding MidAmerican Energy's coal supply contracts is included in Note (4)(g) of Notes to Consolidated Financial Statements in Part IV, Item 14, of this Form 10-K.

     MidAmerican Energy uses both Union Pacific Railroad and Burlington Northern and Santa Fe Railway as originating carriers of its coal supply. Coal is delivered directly to Neal Energy Center by Union Pacific and to Council Bluffs Energy Center by Union Pacific and Burlington Northern. Coal for MidAmerican Energy's Louisa and Riverside Energy Centers is delivered to an interchange point by Burlington Northern for transportation to its destination by the I&M Rail Link. Competitive rail access is available to the Council Bluffs Energy Center and to interchange points for deliveries to Louisa and Riverside Energy Centers. MidAmerican Energy believes its coal transportation arrangements are adequate to meet its coal delivery needs.

     MidAmerican Energy uses natural gas and oil as fuel for peak demand electric generation, transmission support and standby purposes. These sources are presently in adequate supply and available to meet MidAmerican Energy's needs.

     MidAmerican Energy is a 25% joint owner of Quad Cities Nuclear Power Station. Approximately one-third of the fuel in the core at the Quad Cities Station units is replaced every 24 months. One unit had a refueling outage in January 2000, and a refueling outage is scheduled for October 2000 at the other unit.

     MidAmerican Energy has been advised by Commonwealth Edison, the joint owner and operator of Quad Cities Station, that the majority of its uranium concentrate and uranium conversion requirements for Quad Cities Station through 2001 can be met under existing supplies or commitments. ComEd foresees no problem in obtaining the remaining requirements now or obtaining future requirements. ComEd further advises that all enrichment requirements have been contracted through 2003. Commitments for fuel fabrication have been obtained at least through 2005. ComEd does not anticipate that it will have difficulty in contracting for uranium concentrates for conversion, enrichment or fabrication of nuclear fuel needed to operate Quad Cities Station.

     MidAmerican Energy purchases one-half of the power and energy of Cooper Nuclear Station through a long-term power purchase contract with Nebraska Public Power District. Approximately 30% of the fuel in the core at Cooper must be replaced every 18 months. A refueling outage began in March 2000. Nebraska Public Power District has informed MidAmerican Energy that it either has sufficient materials and services available to meet foreseeable Cooper requirements or that such materials and services are readily available from suppliers.

     Under the Nuclear Waste Policy Act of 1982, the U.S. Department of Energy is responsible for the selection and development of repositories for, and the permanent disposal of, spent nuclear fuel and high-level radioactive wastes. ComEd and Nebraska Public Power District, as required by the Nuclear Waste Act, each signed a contract with the Department of Energy to provide for the disposal of spent nuclear fuel and high-level radioactive waste beginning not later than January 1998. The Department of Energy did not begin receiving spent nuclear fuel on the scheduled date, and it is expected that the schedule will be significantly delayed. The costs incurred by the Department of Energy for disposal activities are being financed by fees charged to owners and generators of the waste. The Nebraska Public Power District has informed MidAmerican Energy that there is on-site storage capability at Cooper sufficient to permit such interim storage at least through 2004, the remaining term of the long-term power purchase contract. ComEd has informed MidAmerican Energy that existing on-site storage capability at Quad Cities Station is sufficient to permit interim storage into 2006. Meeting spent nuclear fuel storage requirements at Quad Cities Station beyond such time could require modifications to the spent fuel storage pools or new and separate storage facilities. For Quad Cities Station, ComEd has informed MidAmerican Energy that they plan to develop interim spent fuel storage installation at Quad Cities Station to store additional spent nuclear fuel in dry casks.

REGULATED NATURAL GAS OPERATIONS

     MidAmerican Energy is engaged in the procurement, transportation, storage and distribution of natural gas for utility and end-use customers in the Midwest. MidAmerican Energy purchases natural gas from various suppliers, transports it from the production area to MidAmerican Energy's service territory under contracts with interstate pipelines, stores it in various storage facilities to manage fluctuations in system demand and seasonal pricing, and distributes it to customers through MidAmerican Energy's distribution system.

     MidAmerican Energy also transports through its distribution system natural gas purchased independently by a number of end-use customers. During 1999, approximately 43% of total gas delivered on MidAmerican Energy's system was under gas transportation service.

Fuel Supply and Capacity
------------------------

     MidAmerican Energy purchases gas supplies from producers and third party marketers. To ensure system reliability, a geographically diverse supply portfolio with varying terms and contract conditions is utilized for the gas supplies.

     MidAmerican Energy has rights to firm pipeline capacity to transport gas to its service territory through direct interconnects to the pipeline systems of Northern Natural Gas, Natural Gas Pipeline Company of America, Northern Border Pipeline Company and ANR Pipeline Company. Firm capacity in excess of
MidAmerican Energy's system needs, resulting from differences between the capacity portfolio and seasonal system demand, can be resold to other companies to achieve optimum use of the available capacity. Past Iowa Utilities Board rulings have allowed MidAmerican Energy to retain 30% of Iowa margins earned on the resold capacity, with the remaining 70% being returned to customers through the purchased gas adjustment clause.

     MidAmerican Energy's cost of gas is recovered from customers through purchased gas adjustment clauses. In 1995, the Iowa Utilities Board approved MidAmerican Energy's Incentive Gas Supply Procurement Program for a three-year test period which expired in November 1998. On May 28, 1999, the Iowa Utilities Board approved a settlement that continues the program through October 31, 2000. Under the program as amended, MidAmerican Energy is required to file with the Iowa Utilities Board every six months a comparison of its gas procurement costs to an index-based reference price. If MidAmerican Energy's cost of gas for the period is less or greater than an established tolerance band around the reference price, then MidAmerican Energy shares a portion of the savings or cost with customers. Since the implementation of the program, MidAmerican Energy has successfully achieved and shared in savings for its natural gas customers.

     MidAmerican Energy utilizes leased gas storage to meet peak day requirements and to manage the daily changes in demand due to changes in weather. The storage gas is typically replaced during the summer months. In addition, MidAmerican Energy also utilizes three liquefied natural gas plants and two propane-air plants to meet peak day demands.

     On February 2, 1996, MidAmerican Energy had its highest peak-day delivery of 1,143,026 MMBtus. This peak-day delivery consisted of approximately 88% traditional sales service and 12% transportation service of customer-owned gas. MidAmerican Energy's 1999/2000 winter heating season peak-day delivery of 931,518 MMBtus was reached on December 20, 1999. This peak-day delivery included approximately 74% traditional sales service and 26% transportation service.

     The supply sources utilized by MidAmerican Energy to meet its 1999/2000 peak-day deliveries to its sales service customers were:

                                                    Thousands      Percent
                                                       of            of
                                                      MMBtus        Total
                                                      ------        -----

        Leased Storage and Peak Shaving Plants        303.1         43.1%
        Firm Supply                                   400.3         56.9
                                                      -----         ----
        Total                                         703.4        100.0%
                                                      =====        =====

     MidAmerican Energy has strategically built multiple pipeline interconnections into several of its larger communities. MidAmerican Energy operates interconnects with Northern Natural Gas, Natural Gas Pipeline, Northern Border, and ANR Pipeline Company into the Quad Cities; with Northern Natural Gas, Natural Gas Pipeline, and Northern Border into Cedar Rapids/Iowa City; and with Northern Natural Gas and Natural Gas Pipeline into Des Moines. Multiple pipeline interconnects create competition among pipeline suppliers for transportation capacity in those communities, thus reducing costs. In addition, multiple pipeline interconnects give MidAmerican Energy the ability to optimize delivery of the lowest cost supply from the various pipeline supply basins into these communities and increase delivery reliability. Benefits to MidAmerican Energy's system customers are shared with all jurisdictions through a consolidated purchased gas adjustment clause.

     MidAmerican Energy does not anticipate difficulties in meeting its future demands through the use of its supply portfolio and pipeline interconnections for the foreseeable future.

NONREGULATED OPERATIONS

     MidAmerican Energy's nonregulated operations include a variety of activities outside of the traditional regulated electric and gas services. A majority of MidAmerican Energy's nonregulated revenue is generated by its nonregulated natural gas marketing services. MidAmerican Energy purchases gas from producers and third party marketers and sells it to wholesalers and end-users. Beginning in May 1998, contracts previously serviced by a nonregulated subsidiary of MHC were renewed as MidAmerican Energy contracts, creating a significant increase in these operations at MidAmerican Energy. In addition, MidAmerican Energy manages gas supplies for a number of small commercial end-users and sells these customers gas to meet their supply requirements. Sales volumes for these nonregulated gas marketing services totaled 58 million MMBtus, 39 million MMBtus and 21 million MMBtus for 1999, 1998 and 1997, respectively.

     MidAmerican Energy's nonregulated revenues for 1999 reflect revenues from its market access service project, which began in the third quarter of 1999. The pilot project allows Iowa customers with at least 4 MW of load that are participating in the project to choose their electric power supplier. MidAmerican Energy's revenues from project participants related to non-supply services, such as distribution and transmission, continue to be reflected in regulated electric revenues.

     Nonregulated revenues of MidAmerican Energy also include awards received for successful performance under its Incentive Gas Supply Procurement Plan discussed in the "Regulated Natural Gas Operations" section.

REGULATION

General Utility Regulation
--------------------------

     MidAmerican Energy is a public utility within the meaning of the Federal Power Act and a natural gas company within the meaning of the Natural Gas Act. Therefore, it is subject to regulation by the Federal Energy Regulatory
Commission in regard to numerous activities, including the issuance of securities, accounting policies and practices, sales for resale rates, the establishment and regulation of electric interconnections and transmission services and replacement of certain gas utility property.

     MidAmerican Energy is regulated by the Illinois Commerce Commission as to bundled retail rates, unbundled delivery services, services that have not been declared to be competitive, accounts, issuance of securities, affiliate transactions, construction, acquisition and sale of utility property, acquisition and sale of securities and in other respects as provided by the laws of Illinois. MidAmerican Energy is regulated by the Iowa Utilities Board as to retail rates, services, accounts, construction of utility property and in other respects as provided by the laws of Iowa. MidAmerican Energy is also subject to regulation by the South Dakota Public Utility Commission as to electric and gas retail rates and service as provided by the laws of South Dakota.

Rate Regulation
---------------

     Under Iowa law, temporary collection of higher rates can begin, subject to refund, 90 days after filing with the Iowa Utilities Board for that portion of such higher rates approved by the Iowa Utilities Board based on prior ratemaking principles and a rate of return on common equity previously approved. If the Iowa Utilities Board has not issued a final order within ten months after the filing date, the temporary rates cease to be subject to refund and any balance of the requested rate increase may then be collected subject to refund. Exceptions to the ten-month limitation provide for extensions due to a utility's lack of due diligence in the rate proceeding, judicial appeals and situations involving new generating units being placed in service. MidAmerican Energy's cost of gas is reflected in its Iowa gas rates through the Iowa Uniform Purchased Gas Adjustment Clause.

     South Dakota law authorizes its Public Utility Commission to suspend new rates for up to six months during the pendency of rate proceedings; however, the rates are permitted to be implemented after six months subject to refund pending a final order in the proceeding.

     Under Illinois law, new rates may become effective 45 days after filing with the Illinois Commerce Commission, or on such earlier date as the Illinois Commerce Commission may approve, subject to its authority to suspend the proposed new rates, subject to hearing, for a period not to exceed approximately eleven months after filing. Under Illinois electric tariffs, MidAmerican Energy's Fuel Cost Adjustment Clause reflects changes in the cost of all fuels used for electric generation, including certain fuel transportation costs, nuclear fuel disposition costs and the effects of energy transactions (other than capacity and margins on interchange sales) with other utilities. MidAmerican Energy's cost of gas is reflected in its Illinois gas rates through the Illinois Uniform Purchased Gas Adjustment Clause.

     In December 1997, Illinois enacted a new law to restructure Illinois' electric utility industry. The law changes how and what electric services are regulated by the Illinois Commission and transitions portions of the traditional electric services to a competitive environment. In general, the new law limits the Illinois Commission's regulatory authority over a utility's generation and also relaxes its regulatory authority over many corporate transactions, such as the transfer of generation assets to affiliates. Special authority and limitations of authority apply during the transition to a competitive marketplace. Also, the law permits utilities to eliminate their fuel adjustment clauses and incorporates provisions by which earnings in excess of allowed amounts are either partially refunded to customers or are used to accelerate a company's regulatory asset cost recovery. Electric rates are frozen, subject to certain exceptions, until 2005.

     Refer to the information under the caption "Legislative and Regulatory Evolution" in the "Operating Activities and Other Matters" section of MD&A in
Part IV, Item 14 of this Form 10-K for additional discussion of matters affecting utility regulation.

     Iowa law requires electric and gas utilities to spend a portion of their annual Iowa jurisdictional revenues on energy efficiency programs. Utilities are allowed to recover the cost of energy efficiency programs from their customers, subject to Iowa Utilities Board review. MidAmerican Energy is recovering its historical energy efficiency program costs, which were deferred until recovery in accordance with prior energy efficiency regulations. MidAmerican Energy is also recovering the current costs of its ongoing energy efficiency programs. Refer to the discussion under "Energy Efficiency" in the "Operating Activities and Other Matters" section of MD&A in Part IV, Item 14 of this Form 10-K.

Nuclear Regulation
------------------

     MidAmerican Energy is subject to the jurisdiction of the Nuclear Regulatory Commission with respect to its license and 25% ownership interest in Quad Cities Station Units 1 and 2. ComEd is the operator of Quad Cities Station and is under contract with MidAmerican Energy to secure and keep in effect all necessary Nuclear Regulatory Commission licenses and authorizations.

     Under the terms of a long-term power purchase contract with Nebraska Public Power District, or NPPD, MidAmerican Energy has contracted to purchase through September 21, 2004, one-half of the power and energy from Cooper, which is located near Brownville, Nebraska. MidAmerican Energy pays for one-half of the fixed and operating costs of Cooper (excluding depreciation but including debt service) and MidAmerican Energy's share of fuel costs (including the DOE disposal fee) based upon energy delivered. MidAmerican Energy is not subject to the jurisdiction of the Nuclear Regulatory Commission with respect to Cooper and the long-term power purchase contract with Nebraska Public Power District. Nebraska Public Power District, as the sole owner, licensee and operator of Cooper, is thereby the only entity subject to the jurisdiction of the Nuclear Regulatory Commission with respect to Cooper. Under the terms of the long-term power purchase contract, Nebraska Public Power District is required to assure that Cooper is in compliance with all of the Nuclear Regulatory Commission regulations.

     The Nuclear Regulatory Commission's regulations control the granting of permits and licenses for the construction and operation of nuclear generating stations and subject such stations to continuing review and regulation. The Nuclear Regulatory Commission review and regulatory process covers, among other things, operations, maintenance, and environmental and radiological aspects of such stations. The Nuclear Regulatory Commission may modify, suspend or revoke licenses and impose civil penalties for failure to comply with the Atomic Energy Act, the regulations under such Act or the terms of such licenses.

     Federal regulations provide that any nuclear operating facility may be required to cease operation if the Nuclear Regulatory Commission determines there are deficiencies in state, local or utility emergency preparedness plans relating to such facility, and the deficiencies are not corrected. ComEd and Nebraska

Public  Power   District  have  advised   MidAmerican   Energy  that   emergency
preparedness plans for Quad Cities Station and Cooper, respectively, have been approved by the Nuclear Regulatory Commission. ComEd and Nebraska Public Power District have also advised MidAmerican Energy that state and local plans relating to Quad Cities Station and Cooper, respectively, have been approved by the Federal Emergency Management Agency.

     On May 3, 1999, the Nuclear Regulatory Commission advised ComEd that it had classified Quad Cities Station in its Routine Oversight category for nuclear power plants, which is the best of the Nuclear Regulatory Commission's three new categories, removing the station from the Trending (adversely) Letter status initiated in January 1998. During 1999, the station's capacity factor based on maximum dependable capacity was in excess of 96.0% compared to 51.7% for 1998. The lower capacity factor in 1998 reflects the extended outages at both of the Quad Cities Station units during the first five months of 1998.

     The Nuclear Regulatory Commission also regulates the decommissioning of nuclear power plants including the planning and funding for the eventual decommissioning of the plants. In response to these regulations, MidAmerican Energy submitted a report to the Nuclear Regulatory Commission in July 1990 indicating that it will provide "reasonable assurance" that funds will be available to pay the costs of decommissioning its share of Quad Cities Station. Nebraska Public Power District has advised MidAmerican Energy that a report addressing decommissioning funding for Cooper has been submitted and approved by the Nuclear Regulatory Commission.

     MidAmerican Energy has established external trusts for the investment of funds collected for nuclear decommissioning associated with Quad Cities Station. Nebraska Public Power District maintains an internal account and an external trust for decommissioning funds associated with Cooper. MidAmerican Energy makes contributions to Nebraska Public Power District related to decommissioning and reflects those contributions in MidAmerican Energy's power purchase costs. Electric tariffs currently in effect include provisions for annualized collection of estimated decommissioning costs at Quad Cities Station and Cooper. In Illinois, nuclear decommissioning costs are included in customer billings through a mechanism that permits annual adjustments. In Iowa, such costs are reflected in base rates. MidAmerican Energy's cost related to decommissioning funding in 1999 was $21.7 million. Refer to "Cooper Litigation" under "Legal Proceedings" in Part I, Item 3 of this form 10-K for discussion of a proceeding related to the Cooper power purchase agreement.

Environmental Regulations
-------------------------

     MidAmerican Energy is subject to numerous legislative and regulatory environmental protection requirements involving air and water pollution, waste management, hazardous chemical use, noise abatement, land use aesthetics and atomic radiation.

     State and federal environmental laws and regulations currently have, and future modifications may have, the effect of (i) increasing the lead time for the construction of new facilities, (ii) significantly increasing the total cost of new facilities, (iii) requiring modification of MidAmerican Energy's existing facilities, (iv) increasing the risk of delay on construction projects, (v) increasing MidAmerican Energy's cost of waste disposal and (vi) reducing the reliability of service provided by MidAmerican Energy and the amount of energy available from MidAmerican Energy's facilities. Any of such items could have a substantial impact on amounts required to be expended by MidAmerican Energy in the future.

     Air Quality -

     The Clean Air Act Amendments of 1990 were signed into law in November 1990. Essentially all utility generating units are subject to the provisions of those amendments which address continuous emissions monitoring, permit requirements and fees and emissions of certain substances. MidAmerican Energy has five jointly owned and six wholly owned coal-fired generating units, which represent approximately 65% of MidAmerican Energy's electric generating capability. MidAmerican Energy's generating units meet all requirements under Title IV of the Clear Air Act Amendments of 1990 through 2007. Title IV, which is also known as the Acid Rain Program, sets forth requirements for the emission of sulfur dioxide and nitrogen oxides at electric utility generating stations.

     Refer to the discussion under the caption "Environmental Matters" in the "Operating Activities and Other Matters" section of MD&A in Part IV, Item 14, of this Form 10-K for additional information regarding air quality regulation.

     Water Quality -

     Under the Federal Water Pollution Control Act Amendments of 1972, as amended, MidAmerican Energy is required to obtain National Pollutant Discharge Elimination System permits to discharge effluents (including thermal discharges) from its properties into various waterways. The permits are subject to renewal after specified time periods not to exceed five years. MidAmerican Energy has obtained all necessary National Pollutant Discharge Elimination System permits for its generating stations, and when those permits are expected to expire, MidAmerican Energy will file applications for renewal.

     Hazardous Materials and Waste Management -

     The U.S. Environmental Protection Agency, or EPA, and state environmental agencies have determined that contaminated wastes remaining at certain decommissioned manufactured gas plant facilities may pose a threat to the public health or the environment if such contaminants are in sufficient quantities and at such concentrations as to warrant remedial action.

     MidAmerican Energy estimates the range of possible costs for investigation, remediation and monitoring for these sites to be $22 million to $68 million. MidAmerican Energy is evaluating or has evaluated 27 properties which were, at one time, sites of gas manufacturing plants in which MidAmerican Energy may be a potentially responsible party. MidAmerican Energy's estimate of the probable cost for these sites as of December 31, 1999, was $28 million. The Illinois Commerce Commission has approved the use of a tariff rider which permits recovery of the actual costs of litigation, investigation and remediation relating to former manufactured gas plant sites. MidAmerican Energy's present rates in Iowa provide for a fixed annual recovery of manufactured gas plant costs.

     Additional information relating to MidAmerican Energy's manufactured gas plant facilities is included under Note (4)(b) in Notes to Consolidated Financial Statements in Part IV, Item 14 of this Form 10-K.

     Pursuant to the Toxic Substances Control Act, a federal law administered by the EPA, MidAmerican Energy developed a comprehensive program for the use, handling, control and disposal of all polychlorinated biphenyls, referred to herein as PCBs, contained in electrical equipment. The future use of equipment containing PCBs will be minimized. Capacitors, transformers and other miscellaneous equipment are being purchased with a non-PCB dielectric fluid. MidAmerican Energy's exposure to PCB liability has been reduced through the orderly replacement of a number of such electrical devices with similar non-PCB electrical devices.

     Other -

     A number of studies have examined the possibility of adverse health effects from electric and magnetic fields without conclusive results. Electric and magnetic fields are produced by all devices carrying or using electricity, including transmission and distribution lines and home appliances. MidAmerican Energy cannot predict the effect on construction costs of electric utility facilities or operating costs if electric and magnetic field regulations related to were to be adopted. Although MidAmerican Energy is not the subject of any suit involving electric and magnetic fields, litigation has been filed in a number of jurisdictions against a variety of defendants alleging that electric and magnetic fields had an adverse effect on health. If such litigation were successful, the impact on MidAmerican Energy and on the electric utility industry in general could be material. However, MidAmerican Energy does not believe there is any merit to these potential claims.

     In December 1997, negotiators from more than 150 nations met in Kyoto, Japan to negotiate an international agreement designed to address global climate change impacts by attempting to reduce so-called greenhouse gas emissions. Some scientists contend that these gases build up in the Earth's atmosphere and cause global temperatures to rise. The primary target of these emissions is carbon dioxide, or CO2, which is formed by, among other things, the combustion of fossil fuels. The agreement currently calls for the United States to reduce its emissions of CO2 and other greenhouse gases to 7 percent below 1990 levels in the 2008-2012 time frame. The United States became a signatory to the agreement on November 12, 1998. In order for the agreement to become binding upon the United States, ratification by the U.S. Senate is necessary. The cost to MidAmerican Energy of reducing its CO2 emissions levels by 7 percent below 1990 levels would depend on available technology at the time, but could be material.

     In accordance with the requirements of Section 112 of the Clear Air Act Amendments of 1990, the EPA has performed a study of the hazards to public health reasonably anticipated to occur as a result of emissions of hazardous air pollutants by electric utility steam generating units. In February 1998, EPA issued its Final Report to Congress, indicating that mercury is the hazardous air pollutant of greatest potential concern from coal-fired generating units and that additional research and monitoring are necessary. As such the EPA has issued a request under Section 114 of the Clean Air Act Amendments of 1990 requiring all electric utilities to provide information that will allow the EPA to calculate the annual mercury emissions from each coal-fired generating unit for the calendar year 1999. This information will be used to assist the EPA in determining whether it is appropriate and necessary to regulate mercury emissions from coal-fired generating units. The cost to MidAmerican Energy of reducing its mercury emissions would depend on available technology at the time, but could be material.

ITEM 2.  PROPERTIES
-------------------

     MidAmerican Energy's utility properties consist of physical assets necessary and appropriate to render electric and gas service in its service territories. Electric property consists primarily of generation, transmission and distribution facilities. Gas property consists primarily of distribution plant, including feeder lines to communities served from natural gas pipelines owned by others. It is the opinion of management that the principal depreciable properties owned by MidAmerican Energy are in good operating condition and well maintained.

     The net accredited generating capacity of MidAmerican Energy, along with the participation purchases and sales, net, and firm purchases and sales, net, are shown for summer 1999 accreditation.

                                                                Company's Share
                                                                 of Accredited
                                                Percent           Generating
            Plant                              Ownership  Fuel  Capability (MW)
  ------------------------------------------   ---------  ----  --------------
  Steam Electric Generating Plants:
    Council Bluffs Energy Center

       Unit No. 1                                 100.0   Coal          43
       Unit No. 2                                 100.0   Coal          88
       Unit No. 3                                  79.1   Coal         534
    George Neal Station

       Unit No. 1                                 100.0   Coal         135
       Unit No. 2                                 100.0   Coal         300
       Unit No. 3                                  72.0   Coal         371
       Unit No. 4                                  40.6   Coal         253
    Louisa Unit                                    88.0   Coal         616
    Ottumwa Unit                                   52.0   Coal         372
    Riverside Station
       Unit No. 3                                 100.0   Coal           5
       Unit No. 5                                 100.0   Coal         130
                                                                     -----
                                                                     2,847
                                                                     -----

  Combustion Turbines:
    Coralville - 4 units                          100.0   Gas/Oil       64
    Electrifarm - 3 units                         100.0   Gas/Oil      200
    Moline - 4 units                              100.0   Gas/Oil       64
    Parr - 2 units                                100.0   Gas/Oil       32
    Pleasant Hill Energy Center - 3 units         100.0   Oil          160
    River Hills Energy Center - 8 units           100.0   Gas/Oil      120
    Sycamore Energy Center - 2 units              100.0   Gas/Oil      149
                                                                     -----
                                                                       789
                                                                     -----

  Nuclear:
    Cooper (1)                                     (1)    Nuclear      387
    Quad-Cities Station
       Unit No. 1                                  25.0   Nuclear      192
       Unit No. 2                                  25.0   Nuclear      190
                                                                     -----
                                                                       769
                                                                     -----

  Hydro:
    Moline - 4 units                              100.0   Water          3
                                                                     -----

  Net Accredited Generating Capacity                                 4,408

  Participation Purchases and Sales, Net                                58
                                                                     -----
  Total Net Accredited Generating
    Capability                                                       4,466
                                                                     =====


(1) Cooper is owned by the Nebraska Public Power District and the amount shown is MidAmerican Energy's entitlement (50%) of Cooper's accredited capacity under a power purchase agreement extending to the year 2004.

     The electric transmission system of MidAmerican Energy at December 31, 1999, included 897 miles of 345-kV lines, 1,299 miles of 161-kV lines, 1,806 miles of 69-kV lines and 219 miles of 34.5-kV lines.

     The gas distribution facilities of MidAmerican Energy at December 31, 1999, included 19,907 miles of gas mains and services.

     Substantially all the former Iowa-Illinois Gas and Electric Company utility property and franchises, and substantially all of the former Midwest Power Systems electric utility property located in Iowa, or approximately 80% of gross utility plant, is pledged to secure mortgage bonds.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     MidAmerican Energy and its subsidiaries have no material legal proceedings except for the following:

Environmental Matters
---------------------

     Information on MidAmerican  Energy's  environmental  matters is included in
Item 1 - Business under "Environmental Matters" within "Operating Activities and Other Matters" in Management's Discussion and Analysis in Part IV, Item 14 of this Form 10-K.

Cooper Litigation
-----------------

     On July 23, 1997, Nebraska Public Power District filed a complaint, in the United States District Court for the District of Nebraska, naming MidAmerican Energy as the defendant and seeking declaratory judgment as to three issues under the parties' long-term power purchase agreement for Cooper capacity and energy. More specifically, Nebraska Public Power District sought a declaratory judgment in the following respects:

(1) that MidAmerican Energy is obligated to pay 50% of all costs and expenses associated with decommissioning Cooper, and that in the event Nebraska Public Power District continues to operate Cooper after expiration of the power purchase agreement (September 2004), MidAmerican Energy is not entitled to reimbursement of any decommissioning funds it has paid to date or will pay in the future;

(2) that the current method of allocating transition costs as a part of the decommissioning cost is proper under the power purchase agreement; and


(3) that the current method of investing decommissioning funds is proper under the power purchase agreement.

     MidAmerican Energy filed its answer and contingent counterclaims. The contingent counterclaims filed by MidAmerican Energy are generally as follows:

(1) that MidAmerican Energy has no duty under the power purchase agreement to reimburse or pay 50% of the decommissioning costs unless conditions to reimbursement occur;

(2) that Nebraska Public Power District has the duty to repay all amounts that MidAmerican Energy has prefunded for decommissioning in the event the Nebraska Public Power District operates the plant after the term of the power purchase agreement;

(3) that Nebraska Public Power District is equitably estopped from continuing to operate the plant after the term of the power purchase agreement;

(4) that Nebraska Public Power District has granted MidAmerican Energy an option to continue taking 50% of the power from the plant;

(5)  that the term  "monthly  power  costs" as  defined  in the  power  purchase
     agreement   does  not   include   costs  and   expenses   associated   with
     decommissioning the plant;

(6) that MidAmerican Energy has no duty to pay for nuclear fuel, operations and maintenance projects or capital improvements that have useful lives after the term of the power purchase agreement;

(7) that transition costs are not included in any decommissioning costs and expenses;

(8) that Nebraska Public Power District has breached its duty to MidAmerican Energy in making investments of decommissioning funds;

(9) that reserves in named accounts are excessive and should be refunded to MidAmerican Energy; and

(10) that Nebraska Public Power District must credit MidAmerican Energy for payments by MidAmerican Energy for low-level radioactive waste disposal.

     On October 6, 1999, the court rendered summary judgment for Nebraska Public Power District on the above-mentioned issue concerning liability for decommissioning (issue one in the first paragraph above) and the related contingent counterclaims filed by MidAmerican Energy (issues one, two, three and five in the second paragraph above). The court referred all remaining issues in the case to mediation, and cancelled the November 1999 trial date. MidAmerican Energy has appealed the court's summary judgment ruling and is participating in ongoing mediation efforts.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
----------------------------------------------------------
None.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
--------------------------------------------------------------
     STOCKHOLDER MATTERS
     -------------------

     MidAmerican Energy's outstanding common stock is held entirely by MHC and is not publicly traded. Cash dividends declared on common stock of MidAmerican Energy are shown in the table below (in thousands).

                          1999            1998
                        -------          -------

  4th Quarter           $    --          $33,500
  3rd Quarter                --           33,500
  2nd Quarter                --           28,600
  1st Quarter            36,706           28,600

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

     Reference is made to Part IV of this report.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
     RESULTS OF OPERATIONS
     ---------------------

     Reference is made to Part IV of this report.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
-------------------------------------------------------------------

     Reference is made to the "Quantitative and Qualitative Disclosure About Market Risk" Section of MD&A in Part IV, Item 14, of this report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

     Reference is made to Part IV of this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
--------------------------------------------------------------------
     AND FINANCIAL DISCLOSURE
     ------------------------

     As a result of the merger transaction with CalEnergy on March 12, 1999, Deloitte & Touche LLP is MidAmerican Energy's independent accountant for accounting periods subsequent to the fiscal year ended December 31, 1998.

                                    PART III

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT
--------------------------------------------------

     Information concerning the current directors and executive officers of MidAmerican Energy is as follows:

(A)  IDENTIFICATION

                                                         Served in     Served as
                                   Present                Present      Director
  Name                    Age      Position            Position Since    Since
  ----                    ---      --------            --------------  ---------

  David L. Sokol          43    Chairman and Director        1999        1999

  Gregory E. Abel         37    Chief Executive Officer
                                  and Director               1999        1999

  Ronald W. Stepien       52    President and Director       1999        1996

  Jack L. Alexander       51    Senior Vice President        1998

  Patrick J. Goodman      33    Senior Vice President,
                                  Chief Financial Officer
                                  and Director               1999        1999

  Keith D. Hartje         50    Senior Vice President        1999


  Steven A. McArthur      42    Senior Vice President
                                  and Director               1999        1999

  John A. Rasmussen, Jr.  54    Senior Vice President,
                                  General Counsel
                                  and Director               1999        1999

     Officers are elected annually by the Board of Directors. There are no family relationships among these officers, nor any arrangements or understanding between any officer and any other person pursuant to which the officer was selected.

(B) BUSINESS EXPERIENCE

DAVID L. SOKOL

     Chairman and Director of MidAmerican Energy since March 1999. Mr. Sokol has been Chief Executive Officer of MidAmerican Energy Holdings since April 19, 1993 and served as President of MidAmerican Energy Holdings from April 19, 1993 until January 21, 1995. He has been Chairman of the Board of Directors of MidAmerican Energy Holdings since May 1994 and a director since March 1991. Formerly, among other positions held in the independent power industry, Mr. Sokol served as President and Chief Executive Officer of Kiewit Energy Company and Ogden Projects, Inc.

GREGORY E. ABEL

     Chief Executive Officer and Director of MidAmerican Energy since March 1999. Mr. Abel joined MidAmerican Energy Holdings in 1992. Mr. Abel is a Chartered Accountant and from 1984 to 1992 he was employed by PriceWaterhouse. As a Manager in the San Francisco office of PriceWaterhouse, he was responsible for clients in the energy industry.

RONALD W. STEPIEN

     President of MidAmerican Energy since November 1, 1998. Executive Vice President of MidAmerican Energy from November 1, 1996, to October 31, 1998, and Group Vice President from 1995 to November 1, 1996. Vice President of Iowa-Illinois Gas and Electric from 1990 to 1995.

JACK L. ALEXANDER

     Senior Vice President of MidAmerican Energy since November 1, 1998. Vice President of MidAmerican Energy from November 1, 1996, to October 31, 1998, and various executive and management positions with MidAmerican Energy and Midwest Resources for more than five years prior thereto.

PATRICK J. GOODMAN

     Senior Vice President, Chief Financial Officer and Director of MidAmerican Energy since April 1999. Mr. Goodman joined MidAmerican Energy Holdings in June 1995, and served as Manager of Consolidation Accounting until September 1996 when he was promoted to Controller. Prior to joining MidAmerican Energy Holdings, Mr. Goodman was a financial manager for National Indemnity Company and a senior associate at Coopers & Lybrand.

KEITH D. HARTJE

     Senior Vice President of MidAmerican Energy since March 1999. Vice President of MidAmerican Energy from March 1996 to March 1999. Mr. Hartje held various executive and management positions with MidAmerican Energy and its predecessors for more than five years prior.

STEVEN A. MCARTHUR

     Senior Vice President and Director of MidAmerican Energy since March 1999. Mr. McArthur joined MidAmerican Energy Holdings in February 1991. From 1988 to 1991 he was an attorney in the Corporate Finance Group at Shearman & Sterling in San Francisco. From 1984 to 1988 he was an attorney in the Corporate Finance Group at Winthrop, Stimson, Putnam & Roberts in New York.

JOHN A. RASMUSSEN, JR.

     Senior Vice President, General Counsel and Director of MidAmerican Energy since November 1, 1996, and Group Vice President and General Counsel of MidAmerican Energy from July 1, 1995, to November 1, 1996. Vice President and General Counsel of Midwest Resources from 1993 to 1995.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

     Information required by Item 11 is omitted pursuant to General Instruction I (2)(c) to Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     Information required by Item 12 is omitted pursuant to General Instruction I(2)(c) to Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     Information required by Item 13 is omitted pursuant to General Instruction I(2)(c)to Form 10-K.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
-----------------------------------------------------------------
     FORM 8-K
     --------

(A)1.  FINANCIAL STATEMENTS (INCLUDED HEREIN)
                                                                       Page No.
                                                                       --------

       Selected Consolidated Financial Data..........................     25
       Management's Discussion and Analysis of Financial Condition
          And Results of Operations..................................     26
       Consolidated Statements of Income
          For the Year Ended December 31, 1999, 1998 and 1997........     42
       Consolidated Balance Sheets
          As of December 31, 1999 and 1998 ..........................     43
       Consolidated Statements of Cash Flows
          For the Year Ended December 31, 1999, 1998 and 1997........     44
       Consolidated Statements of Capitalization
          As of December 31, 1999 and 1998 ..........................     45
       Consolidated Statements of Retained Earnings
          For the Year Ended December 31, 1999, 1998 and 1997........     46
       Notes to Consolidated Financial Statements....................     47
       Report of Independent Accountants.............................     70


(A)2.  FINANCIAL STATEMENT SCHEDULES (INCLUDED HEREIN)

     The  following   schedules   should  be  read  in   conjunction   with  the
aforementioned financial statements.

                                                                       Page No.
                                                                       --------
        MidAmerican Energy Company Consolidated Valuation
             and Qualifying Accounts (Schedule II) ..................     71

     Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

(A)3.  EXHIBITS

     See Exhibit Index on page 73.

(B)  REPORTS ON FORM 8-K

     None.

SELECTED CONSOLIDATED FINANCIAL DATA
------------------------------------
(IN THOUSANDS)

                                                                     DECEMBER 31
                                           --------------------------------------------------------------
                                              1999         1998         1997         1996         1995
                                           ----------   ----------   ----------   ----------   ----------

INCOME STATEMENT DATA:
Revenues ...............................   $1,791,036   $1,707,189   $1,727,855   $1,674,353   $1,554,235
Operating income (a) ...................      300,064      280,920      287,309      366,174      304,638
Net income from continuing operations ..      127,331      115,593      125,941      165,132      132,489
Earnings on common from
  continuing operations ................      122,376      110,641      119,453      154,731      124,430

BALANCE SHEET DATA:
Total assets ...........................   $3,592,557   $3,585,530   $3,542,307   $3,774,653   $3,976,201
Long-term debt (b) .....................      870,499      930,966    1,044,663    1,136,515    1,110,525
Power purchase obligation (b) ..........       68,049       83,127       97,504      111,222      125,729
Short-term borrowings ..................      204,000      206,221      122,500      161,700      184,800
Preferred stock:
  Not subject to mandatory redemption...       31,759       31,759       31,763       31,769       89,945
  Subject to mandatory redemption (c)...      150,000      150,000      150,000      150,000       50,000
Common shareholder's equity (d) ........    1,057,855      972,278      985,744      986,825    1,225,715


(a) MidAmerican Energy's 1995 operating income includes $31.9 million of costs related to a restructuring and work force reduction plan implemented and completed in 1995.

(b)  Includes   amounts  due  within  one  year.

(c) Post-1995 years include MidAmerican Energy-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely MidAmerican Energy junior subordinated debentures.

(d) 1996 reflects distribution of the capital stock of MidAmerican Capital Company and Midwest Capital Group, Inc. to MHC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

                                  INTRODUCTION
                                  ------------

     MidAmerican Energy Company is a public utility company headquartered in Des Moines, Iowa, and incorporated in the state of Iowa. MidAmerican Energy was formed on July 1, 1995, as a result of the merger of Iowa-Illinois Gas and Electric Company, Midwest Resources Inc. and Midwest Power Systems Inc. On December 1, 1996, MidAmerican Energy became, through a corporate reorganization, a wholly owned subsidiary of MHC Inc., formerly known as MidAmerican Energy Holdings Company.

     On March 12, 1999, CalEnergy Company, Inc. acquired MHC. As a part of this transaction, the former CalEnergy, a Delaware corporation, was reincorporated as an Iowa corporation and changed its name to MidAmerican Energy Holdings Company. As a result, all direct and indirect subsidiaries of MHC, including MidAmerican Energy, each became an indirect subsidiary of MidAmerican Energy Holdings. MHC is a wholly owned subsidiary of MidAmerican Funding, LLC , a wholly owned subsidiary of MidAmerican Energy Holdings.

FORWARD-LOOKING STATEMENTS

     From time to time, MidAmerican Energy may make forward-looking statements within the meaning of the federal securities laws that involve judgments, assumptions and other uncertainties beyond its control. These forward-looking statements may include, among others, statements concerning revenue and cost trends, cost recovery, cost reduction strategies and anticipated outcomes, pricing strategies, changes in the utility industry, planned capital expenditures, financing needs and availability, statements of MidAmerican Energy's expectations, beliefs, future plans and strategies, anticipated events or trends and similar comments concerning matters that are not historical facts. These type of forward-looking statements are based on current expectations and involve a number of known and unknown risks and uncertainties that could cause the actual results and performance of MidAmerican Energy to differ materially from any expected future results or performance, expressed or implied, by the forward-looking statements. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, MidAmerican Energy has identified important factors that could cause actual results to differ materially from those expectations, including weather effects on sales and revenues, fuel prices, fuel transportation and other operating uncertainties, acquisition uncertainty, uncertainties relating to economic and political conditions and uncertainties regarding the impact of regulations, changes in government policy, utility industry deregulation and competition. MidAmerican Energy assumes no responsibility to update forward-looking information contained herein.

                              RESULTS OF OPERATIONS
                              ---------------------

EARNINGS DISCUSSION

     MidAmerican Energy's Earnings on Common Stock for 1999, 1998 and 1997 totaled $122.4 million, $110.6 million and $119.5 million, respectively. The increase in 1999 earnings compared to 1998 was due to improved electric and gas margins, driven by a decrease in electric energy costs per unit and increases in retail gas rates. Although utility earnings for 1998 were lower than in the prior year, a reduction was anticipated because of the electric pricing settlements achieved in 1996 and 1997 in Iowa and Illinois. Utility operating expenses increased as MidAmerican Energy continued strengthening its customer service and marketing capabilities and adding to its information technology resources. Following is a discussion of the various factors affecting MidAmerican Energy's results of operations.

REGULATED GROSS MARGIN

Regulated Electric Gross Margin:
--------------------------------

                                                 1999        1998        1997
                                                ------      ------      ------
                                                         (In millions)
  Operating revenues                            $1,179      $1,170      $1,126
  Cost of fuel, energy and capacity                223         228         236
                                                ------      ------      ------
      Electric gross margin                     $  956      $  942      $  890
                                                ======      ======      ======

     1999 vs. 1998 -

     A key contributor to the improvement in electric gross margin for 1999 was a $24.5 million reduction in the cost of energy per unit sold due to improved performance of MidAmerican Energy's nuclear power generation facilities and lower overall prices on coal and purchased power.

     MidAmerican Energy's margins on off-systems sales increased $19.6 million compared to 1998. Off-system sales are the delivery of energy to other utilities, municipalities and marketers which in turn distribute it to end-use customers. The increase in margins on off-system sales was due to lower costs per unit of energy sold, which in large part was due to improved availability of Quad Cities Nuclear Power Station in 1999. Additionally, favorable off-system sales prices during the hot temperatures in July 1999 and a 15.9% increase in related sales volumes contributed to the increase in off-system margin.

     Growth in the number of customers increased electric gross margin by $4.9 million compared to 1998. An increase in sales that are not dependent on weather together with the effect of the mix in sales contributed $9.5 million to the increase. The impact of temperatures resulted in an estimated $12 million reduction of electric gross margin in 1999 compared to 1998. Compared to normal, the temperatures in 1999 were mild, resulting in less sales of electricity for heating and cooling and a $14 million reduction of electric margin. Overall, electric retail sales for 1999 decreased 0.5% compared to 1998.

     Revenues and gross margin for 1999 reflect price reductions which were not in effect, or were only partially in effect, during 1998. In June 1998, revenues from Iowa residential customers were reduced $5 million annually. Since July 1997, MidAmerican Energy has reduced revenues from its Iowa commercial and industrial customers a total of approximately $10 million annually through negotiated contracts and a tariffed rate reduction. These reductions were only partially in effect in 1998. Revenues from Illinois customers were reduced $0.9 million in August 1998 related to Illinois utility industry restructuring. MidAmerican Energy also recorded a refund accrual for a revenue sharing arrangement in Iowa. The accrual reduced revenues and margin by $15.0 million compared to 1998. Refer to "Rate Matters: Electric" in the "Operating Activities And Other Matters" section of MD&A for a discussion of revenue sharing. The combined effect of the revenue reductions and the revenue sharing accrual decreased revenues and electric margin by $21.1 million for 1999 compared to 1998.

     Revenues from energy efficiency cost recovery decreased $7.3 million in 1999 compared to 1998. The decrease in these revenues is substantially offset by a decrease in other operating expenses. MidAmerican Energy began recovering from customers its remaining deferred energy efficiency costs and current, ongoing energy efficiency costs on September 29, 1997. Deferred energy efficiency costs are costs previously incurred by MidAmerican Energy which, in accordance with rate treatment, were not charged to expense until recovery from customers began. Recovery of deferred energy efficiency costs occurs over a four-year period from the date collection begins. Collection of deferred energy efficiency costs decreased in 1999 due to the completion of one of the four recovery periods. MidAmerican Energy's three remaining recovery periods will be completed by the end of 2001. Approximately $37.1 million of MidAmerican Energy's 1999 electric revenues were from the recovery of energy efficiency program costs compared to $44.4 million in 1998. Refer to the discussion under "Energy Efficiency" in the "Operating Activities And Other Matters" section of MD&A for further discussion.

     Deregulation of the Illinois electric utility industry resulted in changes in the way certain taxes are assessed in Illinois. One of the taxes is now assessed directly on the energy consumer instead of through the utility. Accordingly, MidAmerican Energy's electric revenues and electric margin reflect a reduction of $1.9 million in 1999 for this tax collection change.

     Revenues from electric transmission services decreased $4.0 million in 1999 compared to 1998 due principally to a reduction in transactions under MidAmerican Energy's transmission tariff. Under an order by the Federal Energy Regulatory Commission, the Mid-Continent Area Power Pool tariff was opened to transactions which previously would have been under the MidAmerican Energy tariff.

     1998 vs. 1997 -

     Electric gross margin improved $52 million in 1998 compared to 1997. An increase in revenues from energy efficiency cost recovery and the Cooper Tracker, which is discussed below, accounted for $26.1 million and $2.5 million, respectively, of the increase in margin. Increases in revenues from these factors are substantially offset by increases in other operating expenses.

     Approximately $44.4 million of MidAmerican Energy's 1998 electric revenues were from the recovery of energy efficiency program costs compared to $18.3 million in 1997. The increase was due to the additional recovery begun in September 1997 discussed above.

     The Cooper Tracker allows MidAmerican Energy to collect on a current basis the Iowa portion of expenses for Cooper Nuclear Station capital improvement advances. Prior to the Cooper Tracker, which began in July 1997, capital improvement advances were capitalized when incurred and amortized to expense over future periods in accordance with rate treatment.

     Electric margin also improved due to an increase in sales volume. In total, electric retail sales for 1998 increased 2.7% compared to 1997. Moderate but steady growth in the number of customers increased electric gross margin by $8.6 million compared to 1997. In addition, an increase in sales that are not dependent on weather contributed $15.5 million to the increase. Compared to 1997, the effect of temperatures in 1998 improved gross margin by $2 million in 1998. Compared to normal, the impact of temperatures resulted in an estimated $2 million reduction of electric gross margin for 1998. Temperatures in 1998 were warmer than normal during the heating seasons and hotter than normal during the cooling season.

     As anticipated, the effect of rate proceedings in 1996 and 1997 reduced electric gross margin for 1998 compared to 1997. In addition to the price reductions discussed under the "1999 vs. 1998" section above, revenues in 1998 reflect the full-year effect of a June 1997 price reduction for Illinois customers. The combined effect of price reductions decreased revenues and electric margin by $17.0 million for 1998 compared to 1997.

     Prior to July 11, 1997, MidAmerican Energy was allowed to recover its energy costs from most of its electric utility customers through energy adjustment clauses included in revenues. Effective July 11, 1997, the energy adjustment clause was eliminated for Iowa customers as part of MidAmerican Energy's

Iowa pricing plan. Previously, variations in energy costs did not affect gross margin or net income due to corresponding changes in revenues collected through the energy adjustment clause. With the elimination of the Iowa energy adjustment clause, fluctuations in energy costs now may have an impact on gross margin. This change resulted in a positive impact on 1998 gross margin.

     Electric margin in 1998 reflects MidAmerican Energy's strong performance in the off-system market relative to 1997. Margins on off-system sales, contributed $14.2 million more to gross margin in 1998 than in 1997. Though related sales volumes decreased 11.5% compared to the 1997 level, MidAmerican Energy obtained improved margins per unit for the 1998 sales. This was due in part to price volatility in the wholesale energy market during some periods of high demand for energy in the Midwest.

Regulated Gas Gross Margin:
---------------------------

                                                1999         1998         1997
                                                ----         ----         ----
                                                        (In millions)
  Operating revenues                            $455         $430         $536
  Cost of gas sold                               259          243          346
                                                ----         ----         ----
    Gas gross margin                            $196         $187         $190
                                                ====         ====         ====

     1999 vs. 1998 -

     MidAmerican Energy's regulated gas revenues include purchase gas adjustment clauses through which MidAmerican Energy is allowed to recover the cost of gas sold from most of its gas utility customers. Consequently, fluctuations in the cost of gas sold do not affect gross margin or net income because gas revenues reflect comparable fluctuations in revenues from purchase gas adjustment clauses. In 1999, MidAmerican Energy's per-unit cost of gas increased compared to 1998 which resulted in an $18 million increase in revenues and cost of gas sold for 1999.

     Recovery of gas energy efficiency program costs decreased $3.5 million for 1999 compared to 1998. Approximately $14.1 million of MidAmerican Energy's gas revenues in 1999 were from the recovery of gas energy efficiency program costs. Again, changes in revenues from energy efficiency cost recovery are substantially offset by corresponding changes in other operating expenses. Refer to the discussion under "Energy Efficiency" in the "Operating Activities And Other Matters" section of MD&A for further discussion.

     On January 22, 1999, the Iowa Utilities Board approved a $6.7 million annual interim increase in gas rates for Iowa retail customers effective immediately. An additional increase was implemented on May 27, 1999, as a result of the Iowa Utilities Board's approval of a final rate increase of $13.9 million annually. Rates for South Dakota customers increased $2.4 million annually effective May 1, 1999. These increases contributed approximately $10.3 million to the comparative increase in gas margin for 1999.

     Temperatures in 1999 were warmer than normal, resulting in a $14 million decrease in gas gross margin for the year compared to normal temperature conditions. Compared to 1998, however, gas margin increased $3 million due to the effect of temperatures in 1999, which were colder than in 1998. Customer growth resulted in a $2.8 million improvement in gas margin in 1999. In total, retail sales of natural gas in 1999 decreased 0.9% compared to 1998.

     1998 vs. 1997 -

     A decrease in the 1998 per-unit cost of gas compared to 1997 reduced revenues and cost of gas sold by approximately $59 million. Gas gross margin for 1998 decreased $3 million compared to 1997.

Recovery of gas energy efficiency costs resulted in a $9.2 million increase in revenues and gross margin for 1998 compared to 1997. As discussed in the "Electric Gross Margin" section, on September 29, 1997, MidAmerican Energy began recovery of its deferred energy efficiency costs that had not previously been approved for recovery. Approximately $17.5 million of MidAmerican Energy's 1998 gas revenues were from the recovery of energy efficiency program costs compared to $8.3 million in 1997. Again, increases in revenues from energy efficiency cost recovery are substantially offset by corresponding increases in other operating expenses.

     Unusually mild temperatures during the 1998 heating seasons resulted in a decrease in gas margin for 1998. Temperatures in 1998 were 15.6% warmer than normal, reducing gas gross margin in 1998 by an estimated $18 million compared to normal. Compared to 1997, gas margin decreased $16 million in 1998 due to the variation in temperatures. Customer growth, which contributed $1.6 million to gas margin in 1998, and other sales factors helped mitigate the negative effect of weather on the 1998 margin. In total, retail sales of natural gas in 1998 decreased 12.7% compared to 1997.

REGULATED OPERATING EXPENSES

     Other Operating Expenses -

     Other operating expenses decreased $9.4 million for 1999 compared to 1998. As mentioned in the gross margin discussions, the recovery of one phase of deferred energy efficiency costs was completed in 1999, and accordingly, the costs for that phase have been fully amortized to expense. Recurring energy efficiency costs also decreased in 1999. As a result, energy efficiency costs decreased $9.5 million in 1999 compared to 1998. (Refer to the "Regulated Electric Gross Margin" section for further comments on energy efficiency costs.)

     A concerted effort to reduce operating costs resulted in reductions in gas distribution costs, marketing and sales-related expenses, and customer service costs in 1999 compared to 1998. The decreases were partially offset by $13.7 million of transition costs in 1999 related to MHC's March 1999 merger and a $3.7 million increase in nuclear operations expenses.

     Other operating expenses increased $32.3 million for 1998 compared to 1997. An increase in energy efficiency costs accounted for $31.6 million of the increase in other operating expenses compared to 1997. Operating expenses related to Cooper increased due in part to the ratemaking treatment for Cooper capital improvements, as discussed in the "Regulated Electric Gross Margin" section. Cooper capital improvement advances are now expensed when incurred. MidAmerican Energy is recovering the Iowa portion of these costs through the Cooper Tracker, while recovery in Illinois is included in base rates. This change accounted for a $1.7 million increase in nuclear operations costs compared to 1997. Excluding those costs, nuclear operations expenses decreased $8.2 million for 1998 compared to 1997 due to an extended outage at the Quad Cities Station.

     MidAmerican Energy continued its focus to improve customer service and reliability during 1998. Further emphasis on customer service operations and marketing-related efforts, resulted in increases in customer service costs, IT consulting costs, advertising costs and other related expenses. Increases in such expenses accounted for a majority of the remaining increase. The impact of these items was partially offset by a decrease in employee benefits expenses.

     Maintenance -

     Maintenance expenses increased $5.7 million for 1999 compared to 1998 due to the timing of generating plant maintenance and increased gas distribution and maintenance. The increases in these areas were partially offset by a $1.2 million decrease in 1999 for maintenance at the Quad Cities Station.

     Maintenance expenses increased $9.8 million in 1998 compared to 1997. An increase in maintenance costs at the Quad Cities Station accounted for $8.0 million of the total. Additionally, MidAmerican Energy incurred repair costs for storms in June 1998, totaling $3.8 million, compared to $2.0 million in 1997 for costs related to a snowstorm in October of that year.

     Depreciation and Amortization -

     The increase in depreciation and amortization expense in 1999 is due to several new software systems completed in late 1998 and 1999, including a new customer service system. The increase in 1998 expense compared to 1997 is due to additional decommissioning funding for Quad Cities Station, an increase in utility plant and the accelerated amortization of regulatory assets for MidAmerican Energy's Illinois operations.

     Property and Other Taxes -

     Property and other taxes decreased $10.3 million in 1999 compared to 1998. MidAmerican Energy's Iowa property tax expense decreased for 1999 due to reduced assessed values. Deregulation of the Illinois electric utility industry resulted in changes in the way public utility taxes are assessed in Illinois. The changes resulted in decreases in MidAmerican Energy's tax expense for 1999 compared to 1998. One of the taxes is now assessed directly on the energy consumer instead of through the utility. Accordingly, MidAmerican Energy's electric revenues reflect an equal reduction in 1999 for this tax collection change. The changes in Illinois public utility taxes resulted in a $2.1 million decrease in MidAmerican Energy's tax expense for 1998 compared to 1997.

NONREGULATED OPERATING REVENUES AND OPERATING EXPENSES

Revenues and Cost of Sales:
---------------------------

     1999 vs 1998 -

     An increase in revenues from nonregulated natural gas marketing operations accounted for $45.8 million of the $50.0 million increase in nonregulated revenues for 1999 compared to 1998. Sales volumes increased 19 million MMBtus, or 49%, in 1999, contributing $43.5 million to the increase in natural gas marketing revenues. The increase in sales volumes was the result of a 28% increase in the average number of customers and a 16% increase in the average use per customer. The increase in the average number of customers relates principally to the increase in customers in the last half of 1998, as discussed below, which had a full-year effect on 1999. The increase in the average use per customer was due in part to a few large-use customers added at the end of 1998. The remaining increase in gas marketing revenues relates to a 3% increase in the average cost of gas. Cost of sales related to natural gas marketing operations increased $46.9 million in 1999 compared to 1998 and is reflective of the sales volume and cost increases discussed in the preceding paragraph.

     Revenues for 1999 include $10.9 million of revenues from MidAmerican Energy's market access service project, which began in the third quarter of 1999. The pilot project allows Iowa customers with at least 4 MW of load that are participating in the project to choose their electric power supplier. MidAmerican Energy's revenues from project participants related to non-supply services, such as distribution and transmission, are reflected in regulated electric revenues. Cost of sales for 1999 includes $9.6 million related to the market access service project discussed above.

     Other increases in nonregulated revenues relate to growth in two of MidAmerican Energy's nonregulated programs. Revenues from work for other utilities decreased $3.6 million compared to 1998.

     MidAmerican Energy's nonregulated revenues also include pre-tax income from awards for successful performance under its incentive gas procurement program. Under the program, if MidAmerican Energy's cost of gas varies from an established reference price range, then the savings or cost is shared between customers and shareholders. The awards totaled $1.6 million and $4.3 million in 1999 and 1998, respectively.

     1998 vs 1997 -

     Revenues from natural gas marketing operations increased $32.5 million in 1998 compared to 1997 due to an increase of 18 million MMBtus , or 88%, in related sales volumes. Approximately 10 million MMBtus of the increase were due to MidAmerican Energy providing gas for gas marketing contracts previously serviced by MHC's nonregulated gas marketing subsidiaries. That change began in May 1998. The remaining increase in sales volumes was due to customer growth as a result of MidAmerican Energy's increased emphasis on the nonregulated gas marketing business. While the increase from sales volumes alone resulted in a $49.8 million increase in revenues, it was partially offset by a $17.3 million decrease due to a decrease in the average price per unit, reflective of a lower cost of gas per unit. Cost of sales related to natural gas marketing for 1998 reflects the increase in sales and the decrease in the average cost of gas per unit. Total gross margin, which is total price less cost of gas, on nonregulated natural gas sales was unchanged compared to 1997.

     Other activities contributing to the increase in nonregulated revenues for 1998 relate to work for other utilities and work beyond the meter for customers. In addition, the 1998 amount includes revenues of CBEC Railway, a subsidiary of MidAmerican Energy that operates rail services on a section of railroad track it owns.

     Pre-tax income awards from MidAmerican Energy's incentive gas procurement program totaled $4.3 million and $4.9 million in 1998 and 1997, respectively.

Other Nonregulated Operating Expenses:
--------------------------------------

     Other operating expenses for 1999 compared to 1998 reflect decreases in costs related to storm repair for other utilities and appliance services of $3.4 million and $5.9 million respectively. These decreases were more than offset by increases related to costs of initiatives for new products and services in preparation for deregulation.

     Other operating expenses increased in 1998 compared to 1997 due to costs related to work in 1998 for other utilities, costs of work beyond the meter for MidAmerican Energy customers, costs of appliance services and costs of initiatives for new products and services.

NON-OPERATING INCOME AND INTEREST EXPENSE

     Interest and Dividend Income-

     Interest income in 1999 decreased compared to 1998 due to reduction in short-term investments and in a note receivable related to sold accounts receivable.

     In December 1997, MidAmerican Energy sold its billed accounts receivable. A portion of the consideration for the sale was a subordinated note from the purchaser. Interest income on that note caused the increase in 1998 compared to 1997. Refer to "Financing Activities, Plans And Availability" later in MD&A for discussion of the sale.

     Other, Net -

     Other, Net reflects the discount on sold accounts receivable, net of a subservicer fee charged to MidAmerican Energy Funding Corporation for servicing the accounts. The discount is designed to cover the expenses of MidAmerican Energy Funding Corporation, including bad debt expense, subservicer fees, monthly administrative costs and interest. The discount is recorded in Other, Net because it is not reflected in utility cost of services for regulatory purposes. The discount, net of the subservicer fee, reduced Other, Net by $7.9 million, $7.0 million and $0.3 million in 1999, 1998 and 1997, respectively.

     In 1999, MidAmerican Energy recorded a $5.4 million pre-tax gain from the sale of railcars which are used to service its coal-fired generating plants and $1.5 million of costs related to potential business opportunities.

     Other, Net includes the recognition of deferred income from energy efficiency programs totaling $0.2 million and $5.0 million for 1998 and 1997, respectively. As discussed in the gross margin sections, MidAmerican Energy started recovery of its remaining deferred energy efficiency costs in September 1997. Accordingly, carrying costs for, or return on, deferred balances are now being collected from customers and are reflected in revenues.

     In September 1997, MidAmerican Energy received a $15 million cash payment from Nebraska Public Power District as settlement for a lawsuit filed by MidAmerican Energy against Nebraska Public Power District. Approximately $12 million was refunded to MidAmerican Energy's customers. The remaining amount was retained by MidAmerican Energy for recovery of litigation costs in the lawsuit. Other, Net for 1997 reflects $2.2 million of pre-tax income for recovery of litigation costs incurred in prior years.

     Other, Net for 1997 reflects a net loss on reacquired long-term debt of $0.9 million and a $0.8 million gain related to its sale of storage gas supplies.

     Fixed Charges and Preferred Dividends -

     MidAmerican Energy's interest on long-term debt decreased in 1999 and in 1998 compared to their respective prior years due to long-term debt refinancing in 1998 and debt maturities in each year. Preferred dividends include net gains or losses on the reacquisition of MidAmerican Energy preferred shares. Net losses on reacquisitions totaled $1.4 million in 1997.

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

     MidAmerican Energy has available a variety of sources of liquidity and capital resources, both internal and external. These resources provide funds required for current operations, construction expenditures, dividends, debt retirement and other capital requirements.

     As reflected on the Consolidated Statements of Cash Flows, MidAmerican Energy's net cash provided from operating activities was $330 million, $371 million and $380 million in 1999, 1998 and 1997, respectively.

INVESTING ACTIVITIES AND PLANS

     Utility Construction Expenditures -

     MidAmerican Energy's primary need for capital is utility construction expenditures. For 1999, utility construction expenditures totaled $204 million, including allowance for funds used during construction, or capitalized financing costs, and Quad Cities Station nuclear fuel purchases. All such expenditures were met with cash generated from utility operations, net of dividends.

     Forecasted utility construction expenditures, including allowance for funds used during construction for 2000 are $211 million and $732 million for 2001 through 2004. Capital expenditure needs are reviewed regularly by management and may change significantly as a result of such reviews. MidAmerican Energy presently expects that all utility construction expenditures for the next five years will be met with cash generated from utility operations, net of dividends. The actual level of cash generated from utility operations is affected by, among other things, economic conditions in the utility service territory, weather and federal and state regulatory actions.

     Nuclear Decommissioning -

     Each licensee of a nuclear facility is required to provide financial assurance for the cost of decommissioning its licensed nuclear facility. In general, decommissioning of a nuclear facility means to safely remove the facility from service and restore the property to a condition allowing unrestricted use by the operator. Based on information presently available, MidAmerican Energy expects to contribute approximately $42 million during the period 2000 through 2004 to an external trust established for the investment of funds for decommissioning Quad Cities Station. Approximately 65% of the trust's funds are now invested in domestic corporate debt and common equity securities. The remainder is invested in investment grade municipal and U.S. Treasury bonds.

     In addition, MidAmerican Energy makes payments to the Nebraska Public Power District related to decommissioning Cooper. These payments are reflected in other operating expenses in the Consolidated Statements of Income. Nebraska Public Power District estimates call for MidAmerican Energy to pay approximately $57 million to Nebraska Public Power District for Cooper decommissioning during the period 2000 through 2004. Nebraska Public Power District invests the funds predominately in U.S. Treasury Bonds and other U.S. Government securities. Approximately 20% was invested in domestic corporate debt. MidAmerican Energy's obligation for Cooper decommissioning may be affected by the actual plant shutdown date and the status of the power purchase contract at that time. In July 1997, Nebraska Public Power District filed a lawsuit in United States District Court for the District of Nebraska naming MidAmerican Energy as the defendant and seeking a declaration of MidAmerican Energy's rights and obligations in connection with Cooper nuclear decommissioning funding. Refer to
Part I, Item 3. Legal Proceedings, for further discussion of the litigation.

     Cooper and Quad Cities Station decommissioning costs charged to Iowa customers are included in base rates, and recovery of increases in those amounts must be sought through the normal ratemaking process. Cooper decommissioning costs charged to Illinois customers are recovered through a rate rider on customer billings.

FINANCING ACTIVITIES, PLANS AND AVAILABILITY

     Debt Authorization and Credit Facilities -

     MidAmerican Energy currently has authority from the Federal Energy Regulatory Commission to issue short-term debt in the form of commercial paper and bank notes aggregating $400 million. As of December 31, 1999, MidAmerican Energy had in place a $250 million commercial paper program which is supported by a $250 million revolving credit facility. In addition, MidAmerican Energy has a $5 million bank line of credit. MidAmerican Energy also has a revolving credit facility which is dedicated to providing liquidity for its obligations under outstanding pollution control revenue bonds that are periodically remarketed. In March 2000, MidAmerican Energy's revolving credit facility was increased to $325 million.

     MidAmerican Energy has authorization from the Federal Energy Regulatory Commission to issue up to an additional $500 million in various forms of long-term debt. MidAmerican Energy will also need authorization from the Illinois Commerce Commission prior to issuing any securities. If 90% or more of the proceeds from a securities issuance are used for refinancing purposes, MidAmerican Energy need only provide the commission with an "informational statement" prior to the issuance which sets forth the type, amount and use of the proceeds of the securities to be issued. If less than 90% of the proceeds are used for refinancing, MidAmerican Energy must file a comprehensive application seeking authorization prior to issuance. The Illinois Commerce Commission is required to hold a hearing before issuing its authorization.

     Accounts Receivable Sold -

     In 1997, MidAmerican Energy entered into a revolving agreement, which expires in 2002, to sell all of its right, title and interest in the majority of its billed accounts receivable to MidAmerican Energy Funding Corporation, a special purpose entity established to purchase accounts receivable from MidAmerican Energy. Funding Corp. in turn sells receivable interests to outside investors. In consideration for the sale, MidAmerican Energy received $70 million in cash and the remaining balance in the form of a subordinated note, bearing interest at 8%, from Funding Corp. As of December 31, 1999, the revolving cash balance was $57 million due to a decline in accounts receivable available for sale. The amount outstanding under the subordinated note was $47 million at December 31, 1999. As part of the agreement, the creditors of Funding Corp. will be entitled to be satisfied out of the assets of Funding Corp. prior to any value being returned to MidAmerican Energy or its creditors. Therefore, the accounts receivable sold are not reflected on MidAmerican Energy's Consolidated Balance Sheets. As of December 31, 1999, $107.5 million of accounts receivable, net of reserves, were sold under the agreement.

OPERATING ACTIVITIES AND OTHER MATTERS

     Industry Evolution -

     The utility industry continues to evolve into an increasingly competitive environment. In virtually every region of the country, legislative and regulatory actions are being taken which result in customers having more choices in their energy decisions.

     In the electric industry, the traditional vertical integration of generation, delivery and marketing is being unbundled, with the generation and marketing functions becoming deregulated. For local gas distribution businesses, the supply, local delivery and marketing functions are similarly being separated and opened to competitors for all classes of customers. While retail electric competition is presently not permitted in Iowa, MidAmerican Energy's primary market, legislation to do so was introduced in the Iowa legislature in the last session. While this legislation has not passed, it is being considered again by the Iowa legislature in 2000. Deregulation of the gas supply function related to small volume customers is also being considered by the Iowa Utilities Board. MidAmerican Energy is actively participating in the legislative and regulatory processes.

     The generation and retail portions of MidAmerican Energy's electric business will be most affected by competition. The introduction of competition in the wholesale market has resulted in a proliferation of power marketers and a substantial increase in market activity. As retail choice evolves, competition from other traditional utilities, power marketers and customer-owned generation could put pressure on utility margins.

     During the transition to full competition, increased volatility in the marketplace can be expected. With the elimination of the energy adjustment clause in Iowa, MidAmerican Energy is financially exposed to movements in energy prices. Although MidAmerican Energy has sufficient low cost generation under typical operating conditions for its retail electric needs, a loss of adequate generation by MidAmerican Energy at a time of high market prices could subject MidAmerican Energy to losses on its energy sales.

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

     In addition to rate reductions implemented in 1998, the law provides for Illinois earnings above a certain level of return on common equity to be shared equally between customers and MidAmerican Energy beginning in April 2000. MidAmerican Energy's return on common equity level will be based on a rolling two-year average, with the first determination being based on an average of 1998 and 1999. The level of return at which MidAmerican Energy will be required to share earnings is a multi-step calculation of average 30-year Treasury Bond rates plus 5.50% for 1998 and 1999. Legislation passed in July 1999 increases the benchmark for 2000 through 2004 to 8.5% above the 30-year Treasury bond rate. The level above which sharing must occur for 1998 and 1999 is 11.21%. Using the same 30-year Treasury bond average, the computed level of return would be 14.21% for 2000 through 2004. The law allows MidAmerican Energy to mitigate the sharing of earnings above the threshold return on common equity through accelerated cost recognition.

     MidAmerican Energy continues its involvement in proceedings which detail the new competitive environment and to evaluate the impact of the law on its operations and the opportunities the law presents, including proceedings involving the unbundling of customer billing and meter reading.

     In Iowa, a replacement of the prior utility property tax system, which was supported by MidAmerican Energy, went into effect on January 1, 1999. With resolution of the utility property tax issue, MidAmerican Energy is pursuing the adoption of electric utility industry restructuring legislation in the 2000 legislative session.

     In December 1999, the Federal Energy Regulatory Commission issued Order No. 2000 establishing among other things minimum characteristics and functions for regional transmission organizations. Public utilities that were not a member of an independent system operator at the time of the order are required to submit a plan by which its transmission facilities would be transferred to a regional transmission organization on a schedule that would allow the regional transmission organization to commence operating by December 15, 2001. MidAmerican Energy which was not a member of an independent system operator is presently analyzing the impact that the order may have on its operations.

     Accounting Effects of Industry Restructuring -

     A possible consequence of competition in the utility industry is that SFAS 71 may no longer apply. SFAS 71 sets forth accounting principles for operations that are regulated and meet certain criteria. For operations that meet the criteria, SFAS 71 allows, among other things, the deferral of costs that would otherwise be expensed when incurred. A majority of MidAmerican Energy's electric and gas utility operations currently meet the criteria required by SFAS 71, but its applicability is periodically reexamined. On December 16, 1997, MidAmerican Energy's generation operations serving Illinois were no longer subject to the provisions of SFAS 71 due to passage of industry restructuring legislation in Illinois. Thus, in 1997 MidAmerican Energy was required to write off the regulatory assets and liabilities from its balance sheet related to its Illinois generation operations. The net amount of such write-offs was not material. If other portions of its utility operations no longer meet the criteria of SFAS 71, MidAmerican Energy could be required to write off the related regulatory assets and liabilities from its balance sheet, and thus, a material adjustment to earnings in that period could result if regulatory assets are not recovered in transition provisions of any resulting legislation. As of December 31, 1999, MidAmerican Energy had $279 million of regulatory assets on its Consolidated Balance Sheet.

     Energy Efficiency -

     MidAmerican Energy's regulatory assets as of December 31, 1999, included $46.5 million of deferred energy efficiency costs. Based on the current level of recovery, MidAmerican Energy expects to recover these costs by the end of 2001. MidAmerican Energy is also allowed to recover its ongoing energy efficiency costs on a current basis. Recovery of these costs is being collected from customers based on projected annual costs of $17.4 million, which may be adjusted annually. Amortization of the deferred energy efficiency costs and current expenditures for energy efficiency costs will be reflected in other operating expenses over the related periods of recovery. The total of such costs for the years 2000 and 2001 is estimated to be $40 million and $35 million, respectively.

     Rate Matters: Electric -

     Through several steps from mid-1997 to the end of 1998, electric prices for Iowa industrial customers were reduced by an amount which had a $6 million annual impact on revenues, and electric prices for Iowa commercial customers were reduced by an amount which had a $4 million annual impact on revenues. The reductions were achieved through a retail access pilot project, negotiated individual electric contracts and a $1.5 million tariffed rate reduction for certain non-contract commercial customers.

     The negotiated electric contracts have differing terms and conditions as well as prices. The contracts range in length from five to ten years, and some have price renegotiation and early termination provisions exercisable by either party. The vast majority of the contracts are for terms of seven years or less, although, some large customers have agreed to ten-year contracts. Prices are set as fixed prices; however, many contracts allow for potential price adjustments with respect to environmental costs, government imposed public purpose programs, tax changes, and transition costs. While the contract prices are fixed (except for the potential adjustment elements), the costs MidAmerican Energy incurs to fulfill these contracts will vary. MidAmerican Energy presently intends to manage this risk through hedging and other similar arrangements. On an aggregate basis the annual revenues under contract are approximately $180 million.

     Under a 1997 pricing plan settlement agreement resulting from an Iowa Utilities Board rate proceeding, if MidAmerican Energy's annual Iowa electric jurisdictional return on common equity exceeds 12%, then earnings above the 12% level will be shared equally between customers and MidAmerican Energy. If the return exceeds 14%, then two-thirds of MidAmerican Energy's share of those earnings above the 14% level will be used for accelerated recovery of certain regulatory assets. The pricing plan settlement agreement precludes MidAmerican Energy from filing for increased rates prior to 2001 unless the return falls below 9%. Other parties signing the agreement are prohibited from filing for reduced rates prior to 2001 unless the return, after reflecting credits to customers, exceeds 14%. On April 14, 1999, the Iowa Utilities Board approved, subject to additional refund, MidAmerican Energy's calculation of the 1998 return on common equity. During the second quarter of 1999, MidAmerican Energy credited $2.2 million to its Iowa non-contract customers related to the return calculation for 1998. The agreement also eliminated MidAmerican Energy's energy adjustment clause, and, as a result, the cost of fuel is not directly passed on to customers. In 1999, MidAmerican Energy accrued $15.0 million for customer credits relating to 1999 operations.

     Rate Matters: Gas -

     On September 1, 1999, MidAmerican Energy filed with the Illinois Commerce Commission requesting a rate increase totaling $3.2 million annually for its Illinois retail gas customers. A decision by the Illinois Commerce Commission is anticipated prior to August 2000.

     Environmental Matters -

     The U.S. Environmental Protection Agency, or EPA, and state environmental agencies have determined that contaminated wastes remaining at decommissioned manufactured gas plant facilities may pose a threat to the public health or the environment if these contaminants are in sufficient quantities and at sufficient concentrations as to warrant remedial action.

     MidAmerican Energy has evaluated or is evaluating 27 properties which were, at one time, sites of gas manufacturing plants in which it may be a potentially responsible party. The purpose of these evaluations is to determine whether waste materials are present, whether the materials constitute an environmental or health risk, and whether MidAmerican Energy has any responsibility for remedial action. MidAmerican Energy's estimate of the probable costs for these sites as of December 31, 1999, was $28 million. This estimate has been recorded as a liability and a regulatory asset for future recovery through the regulatory process. Refer to Note (4)(b) of Notes to Consolidated Financial Statements for further discussion of MidAmerican Energy's environmental activities related to manufactured gas plant sites and cost recovery.

     Although the timing of potential incurred costs and recovery of costs in rates may affect the results of operations in individual periods, management believes that the outcome of these issues will not have a material adverse effect on MidAmerican Energy's financial position or results of operations.

     On July 18, 1997, the EPA adopted revisions to the National Ambient Air Quality Standards for ozone and a new standard for fine particulate matter. Based on data to be obtained from monitors located throughout the states, the EPA will make a determination of whether the states have any areas that do not meet the air quality standards (i.e., areas that are classified as nonattainment). If a state has area(s) classified as nonattainment area(s), the state is required to submit a State Implementation Plan specifying how it will reach attainment of the standards through emission reductions or other means.

     In May 1999, the U.S. Court of Appeals for the District of Columbia Circuit remanded the standards adopted in July 1997 back to the EPA indicating the EPA had not expressed sufficient justification for the basis of establishing the standards and ruling that the EPA has exceeded its constitutionally-delegated authority in setting the standards. The EPA's appeal of the court's ruling to the full panel of the U.S. District Court of Appeals for the District of Columbia Circuit was denied. As a result of the court's initial decision and the current status of the standards, the impact of any new standards on MidAmerican Energy is currently unknown. If the EPA successfully appeals the court's decision, however, and the new standards are implemented, then MidAmerican Energy's fossil fuel generating stations may be subject to emission reductions if the stations are located in nonattainment areas. As part of an overall state plan to achieve attainment of the standards, MidAmerican Energy could be required to install control equipment on its fossil fuel generating stations or decrease the number of hours during which these stations operate. The degree to which MidAmerican Energy may be required to install control equipment or decrease operating hours under a nonattainment scenario would be determined by the state's assessment of MidAmerican Energy's relative contribution, along with other emission sources, to the nonattainment status. The installation of control equipment could result in increased costs to MidAmerican Energy. A decrease in the number of hours during which the affected stations operate would decrease the revenues of MidAmerican Energy.

     In December 1997, negotiators from more than 150 nations met in Kyoto, Japan to negotiate an international agreement designed to address global climate change impacts by attempting to reduce so-called greenhouse gas emissions. Some scientists contend that these gases build up in the earth's atmosphere and cause global temperatures to rise. The primary target of these emissions is carbon dioxide which is formed by, among other things, the combustion of fossil fuels. The agreement currently calls for the United States to reduce its emissions of carbon dioxide and other greenhouse gases to 7% below 1990 levels in the 2008-2012 time frame. The United States became a signatory to the agreement on November 12, 1998. In order for the agreement to become binding upon the United States, ratification by the U.S. Senate is necessary. The cost to the utility industry in general, and to MidAmerican Energy, of reducing its carbon dioxide emissions levels by 7% below 1990 levels would depend on available technology at the time, but could be material.

     Quad Cities Nuclear Power Station -

     Quad Cities Station is operated by, and 75% owned by, Commonwealth Edison Company . On May 3, 1999, the Nuclear Regulatory Commission advised ComEd that it had classified Quad Cities Station in its Routine Oversight category for nuclear power plants, which is the best of the commission's three new categories, removing the station from the Trending (adversely) Letter status initiated in January 1998. During 1999, Quad Cities Station's capacity factor based on maximum dependable capacity was in excess of 96.0% compared to 51.7% for 1998. The lower capacity factor in 1998 reflects the extended outages at both of the Quad Cities Station units during the first five months of 1998.

     Generating Capability -

     In July 1999, retail customer usage of electricity caused an hourly peak demand of 3,833 MW on MidAmerican Energy's energy system. MidAmerican Energy is interconnected with Iowa and neighboring utilities and is involved in an electric power pooling agreement known as Mid-Continent Area Power Pool. Each Power Pool participant is required to maintain for emergency purposes a net generating capability reserve of at least 15% above its system peak demand. MidAmerican Energy was able to maintain its capacity reserve requirement during the hot weather in July 1999 and was not adversely affected by the resultant high prices in the off-system market.

     MidAmerican Energy believes it has adequate electric capacity reserve and continues to manage its generating resources to ensure an adequate reserve in the future. However, significantly higher-than-normal temperatures during the cooling season could cause MidAmerican Energy's reserve to fall below the 15% minimum. If MidAmerican Energy fails to maintain the appropriate reserve, significant penalties could be contractually imposed by Power Pool.

ACCOUNTING ISSUES

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", which was delayed by SFAS 137 and is effective for fiscal years beginning after June 15, 2000. SFAS 133 requires an entity to recognize all of its derivatives as either assets or liabilities in its statement of financial position and measure those instruments at fair value. MidAmerican Energy is in the process of evaluating the impact of this accounting standard.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     MidAmerican Energy is exposed to market risk, including changes in the market price of certain commodities and interest rates. To manage the price volatility relating to these exposures, MidAmerican Energy enters into various financial derivative instruments. Senior management provides overall direction, structure, conduct and control of MidAmerican Energy's risk management activities, including the use of financial derivative instruments, authorization and communication of risk management policies and procedures, strategic hedging program guidelines, appropriate market and credit risk limits, and appropriate systems for recording, monitoring and reporting the results of transactional and risk management activities.

     MidAmerican  Energy  uses  hedge  accounting  for  derivative   instruments
pertaining to its natural gas purchasing.

     Commodity Price Risk -

     Under the current regulatory framework, MidAmerican Energy is allowed to recover in revenues the cost of gas sold from all of its regulated gas customers through a purchased gas adjustment clause. Because the majority of MidAmerican Energy's firm natural gas supply contracts contain pricing provisions based on a daily or monthly market index, MidAmerican Energy's regulated gas customers, although ensured of the availability of gas supplies, retain the risk associated with market price volatility.

     MidAmerican Energy enters into natural gas futures and swap agreements to mitigate a portion of the market risk retained by its regulated gas customers through the purchased gas adjustment clause. These financial derivative activities are recorded as hedge accounting transactions, with net amounts exchanged or accrued under swap agreements and realized gains or losses on futures contracts included in the cost of gas sold and recovered in revenues from regulated gas customers.

     MidAmerican Energy also derives revenues from nonregulated sales of natural gas. Pricing provisions are individually negotiated with these customers and may include fixed prices or prices based on a daily or monthly market index. MidAmerican Energy enters into natural gas futures and swap agreements to offset the financial impact of variations in natural gas commodity prices for physical delivery to nonregulated customers. These financial derivative activities are also recorded as hedge accounting transactions. MidAmerican Energy had the following financial derivative instruments for its natural gas operations as of December 31:

                                               1999                1998
                                               ----                ----

Futures Contracts:
     Net Contract Volumes- Short          (550,000) MMBtu     (350,000) MMBtu
     Unrealized Loss, in thousands        $  (410)             $(1,815)

Swap Contracts:
     Contract Volumes                    85,520,442 MMBtu    16,322,181 MMBtu
     Unrealized Loss, in thousands        $(1,576)             $(2,896)

     A $0.05 increase in underlying natural gas prices would increase unrealized losses on the futures contracts held at December 31, 1999 by approximately $28,000 and would reduce unrealized losses on the above swap contracts by approximately $79,000.

     Interest Rate Risk

     At December 31, 1999, MidAmerican Energy had fixed-rate long-term debt and mandatorily redeemable preferred securities and preferred securities of subsidiary trust totaling $900 million with a fair value of $871 million. These instruments are fixed rate and therefore do not expose MidAmerican Energy to the risk of earnings loss due to changes in market interest rates. However, the fair value of these instruments would decrease by approximately $30 million if interest rates were to increase by 10% from their levels at December 31, 1999. In general, such a decrease in fair value would impact earnings and cash flows only if MidAmerican Energy were to acquire all or a portion of these instruments prior to their maturity.

     At December 31, 1999, MidAmerican Energy had long-term floating rate obligations totaling $120 million and short-term floating rate obligations totaling $204 million which expose the company to risk of increased interest expense in the event of increases in short-term interest rates. This market risk is not hedged. The carrying value of the long-term and short-term floating rate obligations at December 31, 1999 approximated fair value. If the floating interest rates were to increase by 10% from December 31, 1999 levels, MidAmerican Energy's interest expense for the floating rate obligations would increase by approximately $1.8 million annually based on December 31, 1999 principal balances.


                          MIDAMERICAN ENERGY COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                                   YEARS ENDED DECEMBER 31
                                          -----------------------------------------
                                              1999           1998           1997
                                          -----------    -----------    -----------
OPERATING REVENUES
Regulated electric ....................   $ 1,178,702    $ 1,169,810    $ 1,126,300
Regulated gas .........................       454,802        429,870        536,306
Nonregulated ..........................       157,532        107,509         65,249
                                          -----------    -----------    -----------
                                            1,791,036      1,707,189      1,727,855
                                          -----------    -----------    -----------
OPERATING EXPENSES
Regulated:
  Cost of fuel, energy and capacity ...       223,215        227,870        235,760
  Cost of gas sold ....................       258,957        243,451        346,016
  Other operating expenses ............       460,883        470,328        438,007
  Maintenance .........................       116,089        110,387        100,543
  Depreciation and amortization .......       190,547        182,211        170,540
  Property and other taxes ............        77,017         87,276         90,651
                                          -----------    -----------    -----------
                                            1,326,708      1,321,523      1,381,517
                                          -----------    -----------    -----------
Nonregulated:
  Cost of sales .......................       146,699         88,390         54,522
  Other ...............................        17,565         16,356          4,507
                                          -----------    -----------    -----------
                                              164,264        104,746         59,029
                                          -----------    -----------    -----------
  Total operating expenses ............     1,490,972      1,426,269      1,440,546
                                          -----------    -----------    -----------
OPERATING INCOME ......................       300,064        280,920        287,309
                                          -----------    -----------    -----------

NON-OPERATING INCOME
Interest and dividend income ..........         3,040          6,116          2,332
Other, net ............................        (3,699)        (6,477)         6,147
                                          -----------    -----------    -----------
                                                 (659)          (361)         8,479
                                          -----------    -----------    -----------
FIXED CHARGES
Interest on long-term debt ............        65,649         70,193         78,120
Other interest expense ................        11,249         14,128         10,027
Preferred dividends of subsidiary trust         7,980          7,980          7,980
Allowance for borrowed funds ..........        (1,257)        (3,377)        (2,597)
                                          -----------    -----------    -----------
                                               83,621         88,924         93,530
                                          -----------    -----------    -----------

INCOME BEFORE INCOME TAXES ............       215,784        191,635        202,258
INCOME TAXES ..........................        88,453         76,042         76,317
                                          -----------    -----------    -----------
NET INCOME ............................       127,331        115,593        125,941
PREFERRED DIVIDENDS ...................         4,955          4,952          6,488
                                          -----------    -----------    -----------

EARNINGS ON COMMON STOCK ..............   $   122,376    $   110,641    $   119,453
                                          ===========    ===========    ===========

The accompanying notes are an integral part of these statements.

                           MIDAMERICAN ENERGY COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                            AS OF DECEMBER 31
                                                         -----------------------
                                                            1999         1998
                                                         ----------   ----------
ASSETS
UTILITY PLANT
Electric ..............................................  $4,348,740   $4,258,061
Gas ...................................................     809,112      786,169
                                                         ----------   ----------
                                                          5,157,852    5,044,230
Less accumulated depreciation and amortization ........   2,548,160    2,428,954
                                                         ----------   ----------
                                                          2,609,692    2,615,276
Construction work in progress .........................      33,739       26,369
                                                         ----------   ----------
                                                          2,643,431    2,641,645
                                                         ----------   ----------

POWER PURCHASE CONTRACT ...............................     106,481      144,875
                                                         ----------   ----------

CURRENT ASSETS
Cash and cash equivalents .............................       5,167        5,370
Receivables ...........................................     190,986      168,764
Inventories ...........................................      80,649       92,745
Other .................................................      33,244       32,126
                                                         ----------   ----------
                                                            310,046      299,005
                                                         ----------   ----------

INVESTMENTS AND NONREGULATED PROPERTY, NET ............     228,105      183,279
REGULATORY ASSETS .....................................     278,757      305,489
OTHER ASSETS ..........................................      25,737       11,237
                                                         ----------   ----------

TOTAL ASSETS ..........................................  $3,592,557   $3,585,530
                                                         ==========   ==========

CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common shareholder's equity ...........................  $1,057,855   $  972,278
MidAmerican Energy preferred securities,
  not subject to mandatory redemption .................      31,759       31,759
Preferred securities, subject to mandatory redemption:
  MidAmerican Energy preferred securities .............      50,000       50,000
  MidAmerican Energy-obligated preferred securities
    of subsidiary trust holding solely MidAmerican
    Energy junior subordinated debentures .............     100,000      100,000
Long-term debt (excluding current portion) ............     759,638      870,069
                                                         ----------   ----------
                                                          1,999,252    2,024,106
                                                         ----------   ----------
CURRENT LIABILITIES
Notes payable .........................................     204,000      206,221
Current portion of long-term debt .....................     110,861       60,897
Current portion of power purchase contract ............      15,767       15,034
Accounts payable ......................................     131,186      159,420
Taxes accrued .........................................     112,663      106,132
Interest accrued ......................................      12,925       13,473
Other .................................................      30,226       35,405
                                                         ----------   ----------
                                                            617,628      596,582
                                                         ----------   ----------
OTHER LIABILITIES
Power purchase contract ...............................      52,281       68,093
Deferred income taxes .................................     561,000      584,675
Investment tax credit .................................      71,757       77,421
Other .................................................     290,639      234,653
                                                         ----------   ----------
                                                            975,677      964,842
                                                         ----------   ----------
TOTAL CAPITALIZATION AND LIABILITIES ..................  $3,592,557   $3,585,530
                                                         ==========   ==========

The accompanying notes are an integral part of these statements.

                           MIDAMERICAN ENERGY COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                       YEARS ENDED DECEMBER 31
                                                                   --------------------------------
                                                                     1999       1998         1997
                                                                   ---------  ---------    --------

NET CASH FLOWS FROM OPERATING ACTIVITIES
Net income .....................................................   $ 127,331    $ 115,593    $ 125,941
Adjustments to reconcile net income to net cash provided:
   Depreciation and amortization ...............................     190,112      177,661      170,586
   Net decrease in deferred income taxes and
     investment tax credit, net ................................     (37,067)     (18,379)     (32,645)
   Amortization of other assets ................................      61,036       61,031       56,813
   Cash inflows (outflows) of accounts
     receivable securitization .................................      (2,877)     (10,000)      70,000
   Impact of changes in working capital ........................     (16,688)      42,367       17,003
   Other .......................................................       8,182        2,734      (28,160)
                                                                   ---------    ---------    ---------
     Net cash provided .........................................     330,029      371,007      379,538
                                                                   ---------    ---------    ---------

NET CASH FLOWS FROM INVESTING ACTIVITIES
Utility construction expenditures ..............................    (203,575)    (193,354)    (166,932)
Quad Cities Nuclear Power Station decommissioning trust fund ...     (10,370)     (11,409)      (9,819)
Deferred energy efficiency expenditures ........................          --           --      (12,258)
Nonregulated capital expenditures ..............................        (540)     (21,065)      (5,920)
Proceeds from sale of assets and other investments .............          --       19,854           --
Other investing activities, net ................................     (10,968)         799         (788)
                                                                   ---------    ---------    ---------
   Net cash used ...............................................    (225,453)    (205,175)    (195,717)
                                                                   ---------    ---------    ---------

NET CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid .................................................     (41,661)    (129,152)    (126,988)
Issuance of long-term debt, net of issuance cost ...............          --      158,414           --
Retirement of long-term debt, including reacquisition cost .....     (60,897)    (282,759)     (92,524)
Reacquisition of preferred shares ..............................          --           (4)          (6)
Net increase (decrease) in notes payable .......................      (2,221)      83,721      (39,200)
                                                                   ---------    ---------    ---------
   Net cash used ...............................................    (104,779)    (169,780)    (258,718)
                                                                   ---------    ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...........        (203)      (3,948)     (74,897)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR .................       5,370        9,318       84,215
                                                                   ---------    ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR .......................   $   5,167    $   5,370    $   9,318
                                                                   =========    =========    =========

ADDITIONAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized......................    $  69,412    $  89,932    $  90,718
                                                                   =========    =========    =========
Income taxes paid..............................................    $  95,646    $  89,130    $ 112,492
                                                                   =========    =========    =========

The accompanying notes are an integral part of these statements.

                           MIDAMERICAN ENERGY COMPANY
                    CONSOLIDATED STATEMENTS OF CAPITALIZATION
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                  AS OF DECEMBER 31
                                                                       -----------------------------------------
                                                                             1999                    1998
                                                                       ------------------    -------------------
COMMON SHAREHOLDER'S EQUITY
Common shares, no par; 350,000,000 shares authorized;
  70,980,203 shares outstanding....................................    $  560,563            $  560,656
Retained earnings..................................................       497,292               411,622
                                                                       ----------            ----------
                                                                       $1,057,855   52.9%       972,278    48.0%
                                                                       ----------   -----    ----------    -----
PREFERRED SECURITIES (100,000,000 SHARES AUTHORIZED)
Cumulative shares outstanding not subject to mandatory redemption:
  $3.30 Series, 49,451 shares......................................         4,945                 4,945
  $3.75 Series, 38,305 shares......................................         3,831                 3,831
  $3.90 Series, 32,630 shares......................................         3,263                 3,263
  $4.20 Series, 47,362 shares......................................         4,736                 4,736
  $4.35 Series, 49,945 shares......................................         4,994                 4,994
  $4.40 Series, 50,000 shares......................................         5,000                 5,000
  $4.80 Series, 49,898 shares......................................         4,990                 4,990
                                                                       ----------            ----------
                                                                           31,759    1.6%        31,759     1.6%
                                                                       ----------   -----    ----------    -----
Cumulative shares outstanding; subject to mandatory redemption:
  $5.25 Series, 100,000 shares.....................................        10,000                10,000
  $7.80 Series, 400,000 shares.....................................        40,000                40,000
                                                                       ----------            ----------
                                                                           50,000    2.5%        50,000     2.5%
                                                                       ----------   -----    ----------    -----
MIDAMERICAN ENERGY-OBLIGATED PREFERRED SECURITIES
MidAmerican Energy-obligated mandatorily redeemable cumulative preferred securities of subsidiary trust holding solely
 MidAmerican Energy junior subordinated debentures:
   7.98% series, 4,000,000 shares outstanding......................       100,000    5.0%       100,000     4.9%
                                                                       ----------   -----    ----------    -----

LONG-TERM DEBT
Mortgage bonds:
  6% Series, due 2000..............................................             -                35,000
  6.75% Series, due 2000...........................................             -                75,000
  7.125% Series, due 2003..........................................       100,000               100,000
  7.70% Series, due 2004...........................................        55,630                55,630
  7% Series, due 2005..............................................        90,500                90,500
  7.375% Series, due 2008..........................................        75,000                75,000
  7.45% Series, due 2023...........................................         6,940                 6,940
  6.95% Series, due 2025...........................................        12,500                12,500
Pollution control revenue obligations:
  5.75% Series, due periodically through 2003......................         7,200                 7,704
  6.7% Series, due 2003............................................         1,000                 1,000
  6.1% Series, due 2007............................................         1,000                 1,000
  5.95% Series, due 2023 (secured by general mortgage bonds).......        29,030                29,030


The accompanying notes are an integral part of these statements.

                           MIDAMERICAN ENERGY COMPANY
                    CONSOLIDATED STATEMENTS OF CAPITALIZATION
                    (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                 AS OF DECEMBER 31
                                                                       -----------------------------------------
                                                                            1999                   1998
                                                                       ------------------    -------------------

LONG-TERM DEBT (CONTINUED)
  Variable rate series -
    Due 2016 and 2017, 3.95% and 3.7%, respectively................    $   37,600            $   37,600
    Due 2023 (secured by general mortgage bond,
      5.45% and 3.7%, respectively)................................        28,295                28,295
    Due 2023, 3.95% and 3.7%, respectively.........................         6,850                 6,850
    Due 2024, 3.95% and 3.7%, respectively.........................        34,900                34,900
    Due 2025, 3.95% and 3.7%, respectively.........................        12,750                12,750
Notes:
  8.75% Series, due 2002...........................................           240                   240
  6.5% Series, due 2001............................................       100,000               100,000
  6.375% Series, due 2006..........................................       160,000               160,000
Obligation under capital lease.....................................         1,698                 2,055
Unamortized debt premium and discount, net.........................        (1,495)               (1,925)
                                                                       ----------            ----------
                                                                          759,638   38.0%       870,069    43.0%
                                                                       ----------  ------    ----------   ------

TOTAL CAPITALIZATION...............................................    $1,999,252  100.0%    $2,024,106   100.0%
                                                                       ==========  ======    ==========   ======


                           MIDAMERICAN ENERGY COMPANY
                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                 (IN THOUSANDS)

                                                                             YEARS ENDED DECEMBER 31
                                                                        ---------------------------------
                                                                           1999        1998       1997
                                                                        ---------   ---------  ----------

BEGINNING OF YEAR..................................................     $ 411,622   $ 425,181   $ 426,228
                                                                        ---------   ---------   ---------

NET INCOME.........................................................       127,331     115,593     125,941
                                                                        ---------   ---------   ---------

DEDUCT (ADD):
(Gain) loss on reacquisition of preferred shares...................             -          (3)      1,433
Dividends declared on preferred shares.............................         4,955       4,955       5,055
Dividends declared on common shares................................        36,706     124,200     120,500
                                                                        ---------   ---------   ---------
                                                                           41,661     129,152     126,988
                                                                        ---------   ---------   ---------

End of Year.......................................................      $ 497,292   $ 411,622   $ 425,181
                                                                        =========   =========   =========


The accompanying notes are an integral part of these statements.

                           MIDAMERICAN ENERGY COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     (A) COMPANY STRUCTURE AND MERGER:

     MidAmerican Energy Company is a public utility with electric and natural gas operations and is the principal subsidiary of MHC Inc. MHC is headquartered in Des Moines, Iowa, and has the following nonregulated subsidiaries:
MidAmerican Capital Company, MidAmerican Services Company and Midwest Capital Group, Inc. MHC is a wholly owned subsidiary of MidAmerican Funding, LLC, which is a wholly owned subsidiary of MidAmerican Energy Holdings Company.

     The current corporate structure is the result of the merger transaction completed on March 12, 1999, involving MHC (formerly MidAmerican Energy Holdings Company) and CalEnergy Company, Inc.. CalEnergy, through a reincorporation transaction, was renamed MidAmerican Energy Holdings Company. MidAmerican Energy Holdings is an exempt public utility holding company headquartered in Des Moines.

     (B) CONSOLIDATION POLICY AND PREPARATION OF FINANCIAL STATEMENTS:

     The accompanying Consolidated Financial Statements include MidAmerican Energy and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

     (C) REGULATION:

     MidAmerican Energy's utility operations are subject to the regulation of the Iowa Utilities Board, the Illinois Commerce Commission, the South Dakota Public Utilities Commission, and the Federal Energy Regulatory Commission. MidAmerican Energy's accounting policies and the accompanying Consolidated Financial Statements conform to generally accepted accounting principles applicable to rate-regulated enterprises and reflect the effects of the ratemaking process.

     Statement of Financial Accounting Standards (SFAS) No. 71 sets forth accounting principles for operations that are regulated and meet certain criteria. For operations that meet the criteria, SFAS 71 allows, among other things, the deferral of costs that would otherwise be expensed when incurred. A possible consequence of the changes in the utility industry is the discontinued applicability of SFAS 71. The majority of MidAmerican Energy's electric and gas utility operations currently meet the criteria of SFAS 71, but its applicability is periodically reexamined. On December 16, 1997, MidAmerican Energy's generation operations serving Illinois were no longer subject to the provisions of SFAS 71 due to passage of industry restructuring legislation in Illinois. Thus in 1997, MidAmerican Energy was required to write off the regulatory assets and liabilities from its balance sheet related to its Illinois generation operations. The net amount of such write-offs was not material. If other portions of its utility operations no longer meet the criteria of SFAS 71, MidAmerican Energy could be required to write off the related regulatory assets and liabilities from its balance sheet and thus, a material adjustment to earnings in that period could result if regulatory assets are not recovered in transition provisions of any resulting legislation. The following regulatory assets represent probable future revenue to MidAmerican Energy because these costs are expected to be recovered in charges to utility customers (in thousands):

                                         Weighted Average
                                          Future Recovery
                                               Period        1999        1998
                                         ----------------  --------    --------

  Deferred income taxes ................      13 years     $140,658    $148,036
  Energy efficiency costs ..............       3 years       46,514      74,509
  Debt refinancing costs ...............       6 years       34,650      40,233
  Nuclear generation assets ............       6 years       19,581          --
  Environmental costs ..................      10 years       27,837      23,427
  Enrichment facilities decommissioning        6 years        6,953       8,659
  Unamortized costs of retired plant ...        1 year        1,303       3,537
  Other ................................       Various        1,261       7,088
                                                           --------    --------
      Total ............................                   $278,757    $305,489
                                                           ========    ========

     A return is generally not earned on the regulatory assets in setting rates due to the fact that a cash outlay was not required for amounts listed as income taxes, environmental costs and enrichment facilities decommissioning. The amortization of the assets is recoverable over periods shown above.

     (D) REVENUE RECOGNITION:

     Revenues are recorded as services are rendered to customers. MidAmerican Energy records unbilled revenues representing the estimated amount customers will be billed for services rendered between the meter-reading dates in a particular month and the end of such month. Accrued unbilled revenues were $93.4 million and $79.8 million at December 31, 1999 and 1998, respectively, and are included in Receivables on the Consolidated Balance Sheets.

     MidAmerican Energy's Illinois and South Dakota jurisdictional sales, or approximately 11% of total retail electric sales, and all of its retail gas sales are subject to adjustment clauses. These clauses allow MidAmerican Energy to adjust the amounts charged for electric and gas service as the costs of gas, fuel for generation or purchased power change. The costs recovered in revenues through use of the adjustment clauses are charged to expense in the same period.

     (E) DEPRECIATION AND AMORTIZATION:

     MidAmerican Energy's provisions for depreciation and amortization for its utility operations are based on straight-line composite rates. The average depreciation and amortization rates for the years ended December 31 were as follows:

                       1999           1998            1997
                       ----           ----            ----

  Electric ........    4.0%           3.9%           3.8%
  Gas .............    3.5%           3.4%           3.4%

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

     An allowance for the estimated annual decommissioning costs of the Quad Cities Nuclear Power Station equal to the level of funding is included in depreciation expense. See Note 4(e) for additional information regarding decommissioning costs.

     (F) INVESTMENTS AND NONREGULATED PROPERTY, NET:

     Investments and Nonregulated Property, Net includes the following amounts as of December 31 (in thousands):

                                                   1999           1998
                                                 --------       --------

     Nuclear decommissioning trust fund .....    $141,646       $116,973
     Corporate owned life insurance .........      63,244         43,945
     Coal transportation property ...........      11,102         11,562
     Other ..................................      12,113         10,799
                                                 --------       --------
       Total ................................    $228,105       $183,279
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

     (G) CONSOLIDATED STATEMENTS OF CASH FLOWS:

     MidAmerican Energy considers all cash and highly liquid debt instruments purchased with a remaining maturity of three months or less to be cash and cash equivalents for purposes of the Consolidated Statements of Cash Flows.

     Net cash provided (used) from changes in working capital was as follows (in thousands):

                                           1999           1998          1997
                                         ---------      -------       --------

     Receivables ......................  $(19,345)      $25,389       $  (209)
     Inventories ......................    12,096        (8,447)        6,566
     Other current assets .............    (1,118)      (25,952)        1,602
     Accounts payable .................   (28,234)       31,030         5,416
     Taxes accrued ....................    21,637        14,683         9,111
     Interest accrued .................      (548)       (7,143)       (3,629)
     Other current liabilities ........    (1,176)       12,807        (1,854)
                                         --------      --------       -------
       Total ..........................  $(16,688)      $42,367       $17,003
                                         ========      ========       =======

     (H) ACCOUNTING FOR LONG-TERM POWER PURCHASE CONTRACT:

     Under a long-term power purchase contract with Nebraska Public Power District, expiring in 2004, MidAmerican Energy purchases one-half of the output of the 778-megawatt Cooper Nuclear Station. The Consolidated Balance Sheets include a liability for MidAmerican Energy's fixed obligation to pay

50% of Nebraska Public Power District's Nuclear Facility Revenue Bonds and other fixed liabilities. A like amount representing MidAmerican Energy's right to purchase power is shown as an asset.

     Cooper capital improvement costs prior to 1997, including carrying costs, were deferred in accordance with then applicable rate regulation, and are being amortized and recovered in rates over either a five-year period or the term of the power purchase contract. Beginning July 11, 1997, the Iowa portion of capital improvement costs is recovered currently from customers and is expensed as incurred. MidAmerican Energy began charging the remaining Cooper capital improvement costs to expense for jurisdictions other than Iowa as incurred in January 1997.

     The fuel cost portion of the power purchase contract is included in Cost of Fuel, Energy and Capacity on the Consolidated Statements of Income. All other costs MidAmerican Energy incurs in relation to its long-term power purchase contract with Nebraska Public Power District are included in Other Operating Expenses on the Consolidated Statements of Income.

     See Notes 4(d), 4(e) and 4(f) for additional information regarding the power purchase contract.

     (I) ACCOUNTING FOR DERIVATIVES:

     MidAmerican Energy uses gas futures contracts and swap contracts to reduce the volatility in the price of natural gas purchased to meet the needs of its customers. Investments in natural gas futures contracts, which total $0.6 million and $0.3 million as of December 31, 1999 and 1998, respectively, are included in Receivables on the Consolidated Balance Sheets. Gains and losses on gas futures contracts that qualify for hedge accounting are deferred and reflected as adjustments to the carrying value of the hedged item or included in Other Assets on the Consolidated Balance Sheets until the underlying physical transaction is recorded if the instrument is used to hedge an anticipated future transaction. The net gain or loss on gas futures contracts is included in the determination of income in the same period as the expense for the physical delivery of the natural gas. Realized gains and losses on gas futures contracts and the net amounts exchanged or accrued under the natural gas swap contracts are included in Cost of Gas Sold, or Nonregulated Cost of Sales consistent with the expense for the physical commodity. Deferred net losses related to MidAmerican Energy's gas futures contracts are $(0.4) million and $(1.9) million as of December 31, 1999 and 1998, respectively.

     MidAmerican Energy periodically evaluates the effectiveness of its natural gas hedging programs. If a high degree of correlation between prices for the hedging instruments and prices for the physical delivery is not achieved, the contracts are recorded at fair value and the gains or losses are included in the determination of income. MidAmerican Energy held the following hedging instruments at December 31:


                                       1999                         1998
                             ----------------------------  ----------------------------
                            Notional     Weighted Average  Notional    Weighted Average
                             Volume        Market Value     Volume      Market Value
                            (MMBtu)        (Per MMBtu)     (MMBtu)      (Per MMBtu)
                            -----------  ----------------  ----------   --------------

Natural Gas Futures (Long)    2,700,000      $ 2.340        6,970,000   $ 1.857
Natural Gas Futures (Short)   3,250,000      $ 2.342        7,320,000   $ 1.854
Natural Gas Swaps            85,520,442      $(0.018)      16,322,181   $(0.177)

     In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Financial Instruments and Hedging Activities," which established accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 is effective for MidAmerican

Energy on January 1, 2001. SFAS 133 requires an entity to recognize all of its derivatives as either assets or liabilities in its statement of financial position and measure those instruments at fair value. If the conditions specified in SFAS 133 are met, those instruments may be designated as hedges. Changes in the value of hedge instruments would not impact earnings, except to the extent that the instrument is not perfectly effective as a hedge. MidAmerican Energy is in the process of evaluating the impact of this accounting pronouncement.

(2)  LONG-TERM DEBT:

     MidAmerican Energy's sinking fund requirements and maturities of long-term debt for 2000 through 2004 are $111 million, $102 million, $2 million, $106 million and $56 million, respectively.

     MidAmerican Energy's Variable Rate Pollution Control Revenue Obligations bear interest at rates that are periodically established through remarketing of the bonds in the short-term tax-exempt market. MidAmerican Energy, at its option, may change the mode of interest calculation for these bonds by selecting from among several alternative floating or fixed rate modes. The interest rates shown in the Consolidated Statements of Capitalization are the weighted average interest rates as of December 31, 1999 and 1998. MidAmerican Energy maintains dedicated revolving credit facility agreements or renewable lines of credit to provide liquidity for holders of these issues.

     Substantially all of the former Iowa-Illinois Gas and Electric Company, a predecessor company, utility property and franchises, and substantially all of the former Midwest Power Systems Inc., a predecessor company, electric utility property in Iowa, or approximately 80% of gross utility property, is pledged to secure mortgage bonds.

(3)  JOINTLY OWNED UTILITY PLANT:

     Under joint plant ownership agreements with other utilities, MidAmerican Energy had undivided interests at December 31, 1999, in jointly owned generating plants as shown in the table below.

     The dollar amounts below represent MidAmerican Energy's share in each jointly owned unit. Each participant has provided financing for its share of each unit. Operating Expenses on the Consolidated Statements of Income include MidAmerican Energy's share of the expenses of these units (dollars in millions).


                                  Nuclear                    Coal fired
                                -----------   -------------------------------------------
                                                      Council
                                Quad Cities   Neal     Bluffs     Neal    Ottumwa  Louisa
                                   Units      Unit      Unit      Unit      Unit    Unit
                                 No. 1 & 2    No. 3    No. 3     No. 4     No. 1   No. 1
                                -----------   ------  --------   ------   -------  ------
     In service date              1972        1975     1978      1979     1981     1983
     Utility plant in service     $ 223       $ 134    $ 298     $ 167    $ 212    $ 536
     Accumulated depreciation     $  99       $  84    $ 183     $  98    $ 115    $ 268
     Unit capacity-MW             1,523         515      675       630      708      700
     Percent ownership             25.0%       72.0%    79.1%     40.6%    52.0%    88.0%

(4)  COMMITMENTS AND CONTINGENCIES:

     (A) CAPITAL EXPENDITURES:

     Utility construction expenditures for 2000 are estimated to be $211 million, including $19 million for Quad Cities Station nuclear fuel.

     (B) MANUFACTURED GAS PLANT FACILITIES:

     The United States Environmental Protection Agency and the state environmental agencies have determined that contaminated wastes remaining at decommissioned manufactured gas plant facilities may pose a threat to the public health or the environment if such contaminants are in sufficient quantities and at such concentrations as to warrant remedial action.

     MidAmerican Energy has evaluated or is evaluating 27 properties which were, at one time, sites of gas manufacturing plants in which it may be a potentially responsible party. The purpose of these evaluations is to determine whether waste materials are present, whether the materials constitute an environmental or health risk, and whether MidAmerican Energy has any responsibility for remedial action. MidAmerican Energy is currently conducting field investigations at eighteen sites and has conducted interim removal actions at six of the eighteen sites. In addition, MidAmerican Energy has completed investigations and removals at four sites. MidAmerican Energy is continuing to evaluate several of the sites to determine the future liability, if any, for conducting site investigations or other site activity.

     MidAmerican Energy estimates the range of possible costs for investigation, remediation and monitoring for the sites discussed above to be $22 million to $68 million. MidAmerican Energy's estimate of the probable cost for these sites as of December 31, 1999 was $28 million. The estimate consists of $3 million for investigation costs, $10 million for remediation costs, $13 million for groundwater treatment and monitoring costs and $2 million for closure and administrative costs. This estimate has been recorded as a liability and a regulatory asset for future recovery. MidAmerican Energy projects that these amounts will be paid or incurred over the next 10 years.

     The estimate of probable remediation costs is established on a site specific basis. The costs are accumulated in a three-step process. First, a determination is made as to whether MidAmerican Energy has potential legal liability for the site and whether information exists to indicate that contaminated wastes remain at the site. If so, the costs of performing a preliminary investigation and the costs of removing known contaminated soil are accrued. As the investigation is performed and if it is determined remedial action is required, the best estimate of remedial costs is accrued. If necessary, the estimate is revised when a consent order is issued. The estimated recorded liabilities for these properties include incremental direct costs of the remediation effort, costs for future monitoring at sites and costs of compensation to employees for time expected to be spent directly on the remediation effort. The estimated recorded liabilities for these properties are based upon preliminary data. Thus, actual costs could vary significantly from the estimates. The estimate could change materially based on facts and circumstances derived from site investigations, changes in required remedial action and changes in technology relating to remedial alternatives. In addition, insurance recoveries for some or all of the costs may be possible, but the liabilities recorded have not been reduced by any estimate of such recoveries.

     The Illinois Commerce Commission has approved the use of a tariff rider which permits recovery of the actual costs of litigation, investigation and remediation relating to former manufactured gas plant sites. MidAmerican Energy's present rates in Iowa provide for a fixed annual recovery of manufactured gas plant costs. MidAmerican Energy intends to pursue recovery of the remediation costs from other potentially responsible parties and its insurance carriers.

     Although the timing of potential incurred costs and recovery of such costs in rates may affect the results of operations in individual periods, management believes that the outcome of these issues will not have a material adverse effect on MidAmerican Energy's financial position or results of operations.

     (C) CLEAN AIR ACT:

     On July 18, 1997, the Environmental Protection Agency adopted revisions to the National Ambient Air Quality Standards for ozone and a new standard for fine particulate matter. Based on data to be obtained from monitors located throughout each state, the Environmental Protection Agency will determine which states have areas that do not meet the air quality standards (i.e., areas that are classified as nonattainment). If a state has area(s) classified as nonattainment area(s), the state is required to submit a State Implementation Plan specifying how it will reach attainment of the standards through emission reductions or other means. In August 1998, the Iowa Environmental Protection Commission adopted by reference the National Ambient Air Quality Standards for ozone and fine particulate matter.

     In May 1999, the United States Court of Appeals for the District of Columbia Circuit remanded the standards adopted in July 1997 back to the Environmental Protection Agency indicating the Environmental Protection Agency had not expressed sufficient justification for the basis of establishing the standards and ruling that the Environmental Protection Agency has exceeded its constitutionally-delegated authority in setting the standards. The Environmental Protection Agency's appeal of the court's ruling to the full panel of the United States District Court of Appeals for the District of Columbia was denied. The Environmental Protection Agency filed a petition for a writ of certiorari to the United States Supreme Court on January 27, 2000, seeking review of the lower court's decision.

     As a result of the court's initial decision and the current status of the standards, the impact of any new standards on MidAmerican Energy is currently unknown. If the Environmental Protection Agency successfully appeals the court's decision, however, and the new standards are implemented, then MidAmerican Energy's fossil fuel generating stations may be subject to emission reductions if the stations are located in nonattainment areas. As part of an overall state plan to achieve attainment of the standards, MidAmerican Energy could be required to install control equipment on its fossil fuel generating stations or decrease the number of hours during which these stations operate. The degree to which MidAmerican Energy may be required to install control equipment or decrease operating hours under a nonattainment scenario will be determined by the state's assessment of MidAmerican Energy's relative contribution, along with other emission sources, to the nonattainment status. The installation of control equipment would result in increased costs to MidAmerican Energy. A decrease in the number of hours during which the affected stations operate would decrease the revenues of MidAmerican Energy.

     (D) LONG-TERM POWER PURCHASE CONTRACT:

     Payments to Nebraska Public Power District cover one-half of the fixed and operating costs of Cooper (excluding depreciation but including debt service) and MidAmerican Energy's share of nuclear fuel cost (including DOE disposal fees) based on energy delivered. The debt service portion is approximately $1.5 million per month for 1999 and is not contingent upon the plant being in service. In addition, MidAmerican Energy pays one-half of Nebraska Public Power District's decommissioning funding related to Cooper.

     The debt amortization and Department of Energy enrichment plant decontamination and decommissioning component of MidAmerican Energy's payments to Nebraska Public Power District were $15.1 million, $14.4 million and $13.8 million and the net interest component, which is included in Other Operating Expenses in the Consolidated Statements of Income, was $2.5 million, $2.9 million and $3.8 million each for the years 1999, 1998 and 1997, respectively.

     MidAmerican Energy's payments for the debt principal portion of the power purchase contract obligation and the Department of Energy enrichment plant decontamination and decommissioning payments are $15.8 million, $16.6 million, $17.4 million and $18.3 million, for 2000 through 2003, respectively.

     (E) DECOMMISSIONING COSTS:

     Based on site-specific decommissioning studies that include decontamination, dismantling, site restoration and dry fuel storage cost, MidAmerican Energy's share of expected decommissioning costs for Cooper and Quad Cities Station, in 1999 dollars, is $267 million and $255 million, respectively. In Illinois, nuclear decommissioning costs are included in customer billings through a mechanism that permits annual adjustments. These costs are reflected in base rates in Iowa tariffs.

     For purposes of developing a decommissioning funding plan for Cooper, Nebraska Public Power District assumes that decommissioning costs will escalate at an annual rate of 4.0%. Although Cooper's operating license expires in 2014, the funding plan assumes decommissioning will start in 2004, the anticipated plant shutdown date.

     As of December 31, 1999, MidAmerican Energy's share of funds set aside by Nebraska Public Power District in internal and external accounts for decommissioning was $109.8 million. In addition, the funding plan also assumes various funds and reserves currently held to satisfy Nebraska Public Power District bond resolution requirements will be available for plant decommissioning costs after the bonds are retired in early 2004. The funding schedule assumes a long-term return on funds in the trust of 6.75% annually. Certain funds will be required to be invested on a short-term basis when decommissioning begins and are assumed to earn at a rate of 4.0% annually. MidAmerican Energy makes payments to Nebraska Public Power District related to decommissioning Cooper. The Cooper decommissioning component of MidAmerican Energy's payments to Nebraska Public Power District was $11.3 million, $7.9 million and $11.3 million for the years 1999, 1998, and 1997, respectively, and is included in Other Operating Expenses in the Consolidated Statements of Income. Earnings from the internal account and external trust fund, which are recognized by Nebraska Public Power District as the owner of the plant, are tax exempt and serve to reduce future funding requirements.

     External trusts have been established for the investment of funds for decommissioning the Quad Cities Station. The total accrued balance as of December 31, 1999, was $141.6 million and is included in Other Liabilities and a like amount is reflected in Investments and represents the fair value of the assets held in the trusts.

     MidAmerican Energy's provision for depreciation included costs for Quad Cities Station nuclear decommissioning of $10.4 million, $11.4 million and $9.8 million for 1999, 1998 and 1997, respectively. The provision charged to expense is equal to the funding that is being collected in rates. The decommissioning funding component of MidAmerican Energy's Illinois and Iowa tariffs assumes decommissioning costs, related to the Quad Cities Station, will escalate at an annual rate of 5.0% and the assumed annual return on funds in the trust is 6.9%. Earnings, net of investment fees, on the assets in the trust fund were $1.9 million, $1.7 million and $4.5 million for 1999, 1998 and 1997, respectively. See Note (11) for information regarding unrealized gains and losses.

     (F) NUCLEAR INSURANCE:

     MidAmerican Energy maintains financial protection against catastrophic loss associated with its interest in Quad Cities Station and Cooper through a combination of insurance purchased by the Nebraska Public Power District (the owner and operator of Cooper) and ComEd (the joint owner and operator of Quad Cities Station), insurance purchased directly by MidAmerican Energy, and the mandatory industry-wide loss funding mechanism afforded under the Price-Anderson Amendments Act of 1988. The general types of coverage are: nuclear liability, property coverage and nuclear worker liability.

     The Nebraska Public Power District and ComEd each purchase nuclear liability insurance for Cooper and Quad Cities Station, respectively, in the maximum available amount of $200 million. In accordance with the Price-Anderson Amendments Act of 1988, excess liability protection above that amount is provided by a mandatory industry-wide program under which the licensees of nuclear generating facilities could be assessed for liability incurred due to a serious nuclear incident at any commercial nuclear reactor in the United States. Currently, MidAmerican Energy's aggregate maximum potential share of an assessment for Cooper and Quad Cities Station combined is $88.1 million per incident, payable in installments not to exceed $10 million annually.

     The property coverage provides for property damage, stabilization and decontamination of the facility, disposal of the decontaminated material and premature decommissioning. For Quad Cities Station, ComEd purchases primary and excess property insurance protection for the combined interests in Quad Cities, with coverage limits totaling $2.1 billion. For Cooper, MidAmerican Energy and the Nebraska Public Power District separately purchase primary and excess property insurance protection for their respective obligations, with coverage limits of $1.375 billion each. This structure provides that both MidAmerican Energy and the Nebraska Public Power District are covered for their respective 50% obligation in the event of a loss totaling up to $2.75 billion. MidAmerican Energy also directly purchases extra expense/business interruption coverage for its share of replacement power and/or other extra expenses in the event of a covered accidental outage at Cooper or Quad Cities Station. The coverages purchased directly by MidAmerican Energy, and the property coverages purchased by ComEd, which includes the interests of MidAmerican Energy, are underwritten by an industry mutual insurance company and contain provisions for retrospective premium assessments should two or more full policy-limit losses occur in one policy year. Currently, the maximum retrospective amounts that could be assessed against MidAmerican Energy from industry mutual policies for its obligations associated with Cooper and Quad Cities Station combined, total $11.6 million.

     The master nuclear worker liability coverage, which is purchased by the Nebraska Public Power District and ComEd for Cooper and Quad Cities Station, respectively, is an industry-wide guaranteed-cost policy with an aggregate limit of $200 million for the nuclear industry as a whole, which is in effect to cover tort claims of workers in nuclear-related industries.

     (G) COAL AND NATURAL GAS CONTRACT COMMITMENTS:

     MidAmerican Energy has entered into supply and related transportation contracts for its fossil fueled generating stations. The contracts, with expiration dates ranging from 2000 to 2007, require minimum payments of $89.4 million, $74.5 million, $56.3 million, $50.1 million and $48.3 million for the years 2000 through 2004, respectively and $70.0 million for the years thereafter. MidAmerican Energy expects to supplement these coal contracts with spot market purchases to fulfill its future fossil fuel needs.

     MidAmerican Energy has entered into various natural gas supply and transportation contracts for its utility operations. The minimum commitments under these contracts are $145.8 million, $82.0 million, $58.6 million, $46.4 million and $26.9 million for the years 2000 through 2004, respectively, and $77.3 million for the total of the years thereafter.

     (H) OPERATING LEASE COMMITMENTS:

     MidAmerican Energy has entered into various operating lease agreements covering facilities, computer and transportation equipment. Rental payments on operating leases were $15.5 million for 1999, $23.2 million for 1998, and $20.4 million for 1997. The approximate minimum annual commitments under all operating leases are $11.1 million, $6.8 million, $5.3 million, $3.8 million and $1.9 million for the years 2000 through 2004, respectively, and $1.7 million for the total of the years thereafter.

(5)  RETIREMENT PLANS:

     MidAmerican Energy has primarily noncontributory cash balance defined benefit pension plans covering substantially all employees of MidAmerican Energy Holdings and its domestic subsidiaries. Benefit obligations under the plans are based on participants' compensation, years of service and age at retirement. Funding is based upon the actuarially determined costs of the plans and the requirements of the Internal Revenue Code and the Employee Retirement Income Security Act. MidAmerican Energy has been allowed to recover pension costs related to its employees in rates.

     MidAmerican Energy currently provides certain health care and life insurance (postretirement) benefits for retired employees of MidAmerican Energy Holdings and its domestic subsidiaries. Under the plans, substantially all of MidAmerican Energy's employees may become eligible for these benefits if they reach retirement age while working for MidAmerican Energy. However, MidAmerican Energy retains the right to change these benefits anytime at its discretion. MidAmerican Energy expenses postretirement benefit costs on an accrual basis and includes provisions for such costs in rates.

     In 1999, the  noncontributory  cash balance  defined benefit pension plans, the noncontributory, nonqualified supplemental executive retirement plan, and the postretirement plans were amended to include participants from MidAmerican Energy Holdings and its domestic subsidiaries . Prior to the amendment, these plans included only employees and participants of MidAmerican Energy, MidAmerican Capital and Midwest Capital. This inclusion increased the benefit obligation by $14.8 million for the pension and nonqualified supplemental retirement plans and $2.8 million for the postretirement plans and is reflected in the Benefit Obligation of MidAmerican Energy as of December 31, 1999.

     The postretirement plan was amended on January 1, 1999, increasing the retiree co-payment for prescription drugs. This decrease in benefit obligation is reflected for December 31, 1998.

     MidAmerican   Energy   also   maintains    noncontributory,    nonqualified
supplemental executive retirement plans for active and retired participants.

     Net periodic pension, supplemental retirement and postretirement benefit costs included the following components for MidAmerican Energy and the aforementioned affiliates for the years ended December 31 (in thousands). MidAmerican Energy was allocated 97%, 99%, and 97% of the total pension and postretirement net periodic cost in 1999, 1998, and 1997, respectively.

                                                         Pension Cost                  Postretirement Cost
                                               -------------------------------     ---------------------------
                                                 1999        1998        1997       1999      1998      1997
                                               -------     -------     -------     -------   -------   -------

  Service cost ............................    $12,192     $11,284     $10,092     $3,066    $ 3,558   $ 2,680
  Interest cost ...........................     31,557      29,941      29,623      7,947      9,344     8,822
  Expected return on plan assets ..........    (46,265)    (42,578)    (37,617)    (4,380)    (3,651)   (2,573)
  Amortization of net transition obligation     (2,591)     (2,591)     (2,591)     4,110      5,291     5,291
  Amortization of prior service cost ......      1,428       1,871       1,871        216        650       650
  Amortization of prior year gain .........     (2,703)     (2,802)     (1,797)      (181)        --      (298)
  Curtailment loss ........................      5,283          --          --         --         --        --
  Regulatory deferral of incurred cost ....         --          --       5,423         --         --     4,888
                                              --------    --------    --------    -------    -------   -------
      Net periodic (benefit) cost .........    $(1,099)    $(4,875)     $5,004    $10,778    $15,192   $19,460
                                              ========    ========    ========    =======    =======   =======

     The pension plan assets are in external trusts and are comprised of corporate equity securities, United States government debt, corporate bonds, and insurance contracts. The postretirement benefit plans assets are in external trusts and are comprised primarily of corporate equity securities, corporate bonds, money market investment accounts and municipal bonds.

     Although the supplemental executive retirement plans had no plan assets as of December 31, 1999, MidAmerican Energy has Rabbi trusts which hold corporate-owned life insurance to provide funding for the future cash requirements. Because these plans are nonqualified, the fair value of these assets is not included in the following table. The fair value of the life insurance policies was $63.2 million and $43.9 million at December 31, 1999 and 1998, respectively.

     During 1999 certain participants in the supplemental executive retirement plan left MidAmerican Energy reducing the future service of active employees by 28%. As a result, a curtailment loss of $5.3 million was recognized in 1999. Additionally, termination benefits provided to the participants, totaling $3.5 million, were expensed in 1999.

     The projected benefit obligation and accumulated benefit obligation for the supplemental executive retirement plans were $68.8 million and $65.5 million, respectively, as of December 31, 1999, and $58.1 million and $49.9 million, respectively, as of December 31, 1998.

     The following table presents a reconciliation of the beginning and ending balances of the benefit obligation, fair value of plan assets and the funded status of the aforementioned plans to the net amounts recognized in the Consolidated Balance Sheets as of December 31 (dollars in thousands):

                                                         Pension Benefits      Postretirement Benefits
                                                      ---------------------    -----------------------
                                                        1999         1998         1999         1998
                                                      --------     --------     --------     --------
  Reconciliation of benefit obligation:
  Benefit obligation at beginning of year ........    $456,475     $430,043     $120,188     $127,347
  Service cost ...................................      12,192       11,285        3,066        3,558
  Interest cost ..................................      31,556       29,941        7,947        9,344
  Participant contributions ......................         107          127        1,838        1,404
  Plan amendments ................................      14,823           --        2,775      (21,607)
  Actuarial (gain) loss ..........................     (41,567)      15,793      (18,248)       9,463
  Curtailment ....................................        (705)          --           --           --
  Termination benefits ...........................       3,471           --           --           --
  Benefits paid ..................................     (29,182)     (30,714)      (9,822)      (9,321)
                                                     ---------    ---------    ---------    ---------
      Benefit obligation at end of year ..........     447,170      456,475      107,744      120,188
                                                     ---------    ---------    ---------    ---------

  Reconciliation of the fair value of plan assets:
  Fair value of plan assets at beginning of year .     524,508      483,668       63,093       52,174
  Employer contributions .........................       4,201        3,445       12,405       10,095
  Participant contributions ......................         107          127        1,838        1,404
  Actual return on plan assets ...................     105,425       67,982        5,108        8,741
  Benefits paid ..................................     (29,182)     (30,714)      (9,822)      (9,321)
                                                     ---------    ---------    ---------    ---------
      Fair value of plan assets at end of year ...     605,059      524,508       72,622       63,093
                                                     ---------    ---------    ---------    ---------

  Funded status ..................................     157,889       68,033      (35,122)     (57,095)
  Unrecognized net gain ..........................    (200,591)    (101,860)     (25,669)      (6,873)
  Unrecognized prior service cost ................      27,980       19,868        5,114        2,555
  Unrecognized net transition obligation (asset) .     (11,156)     (13,748)      53,433       57,543
                                                     ---------    ---------    ---------    ---------
      Net amount recognized in the
           Consolidated Balance Sheets ...........    $(25,878)    $(27,707)     $(2,244)     $(3,870)
                                                     =========    =========    =========    =========

  Amounts recognized in the Consolidated Balance
    Sheets consist of:
  Prepaid benefit cost ...........................     $17,034       $4,350       $1,042    $      --
  Accrued benefit liability ......................     (65,533)     (49,874)      (3,286)      (3,870)
  Intangible asset ...............................      22,621       17,817           --           --
                                                     ---------    ---------    ---------    ---------
      Net amount recognized ......................    $(25,878)    $(27,707)     $(2,244)     $(3,870)
                                                     =========    =========    =========    =========


                                                Pension and Postretirement
                                                         Assumptions
                                                --------------------------
                                                1999      1998      1997
                                                ----      ----      ----
  Assumptions used were:
  Discount rate .............................   7.75%     6.75%     7.00%
  Rate of increase in compensation levels ...   5.00%     5.00%     5.00%
  Weighted average expected long-term
      rate of return on assets ..............   9.00%     9.00%     9.00%

     For purposes of calculating the postretirement benefit obligation, it is assumed health care costs for covered individuals prior to age 65 will increase by 7.5% in 2000 and that the rate of increase thereafter will decline by .75% annually to an ultimate rate of 5.25% by the year 2003. For covered individuals age 65 and older, it is assumed health care costs will increase by 5.5% annually.

     If the assumed health care trend rates used to measure the expected cost of benefits covered by the plans were increased by 1.0%, the total service and interest cost for 1999 would increase by $2.0 million, and the postretirement benefit obligation at December 31, 1999, would increase by $15.2 million. If the assumed health care trend rates were to decrease by 1.0%, the total service and interest cost for 1999 would decrease by $1.6 million and the postretirement benefit obligation at December 31, 1999, would decrease by $12.1 million.

     MidAmerican Energy sponsors defined contribution pension plans (401(k) plans) covering substantially all employees. MidAmerican Energy's contributions vary depending on the plan but are based primarily on each participant's level of contribution and cannot exceed the maximum allowable for tax purposes. Total contributions were $6.2 million, $5.6 million and $4.6 million for 1999, 1998 and 1997, respectively.

(6)  SHORT-TERM BORROWING:

     Interim financing of working capital needs and the construction program may be obtained from the sale of commercial paper or short-term borrowing from banks. Information regarding short-term debt follows (dollars in thousands):

                                               1999        1998        1997
                                            ---------    ---------   ---------

Balance at year-end   ..................... $204,000     $206,221    $122,500
Weighted average interest rate
  on year-end balance......................      6.3%         5.9%        5.9%
Average daily amount outstanding
  during the year.......................... $133,792     $104,557    $110,472
Weighted average interest rate on average
  daily amount outstanding during the year.      5.2%         5.6%        5.7%

     MidAmerican Energy has authority from the Federal Energy Regulatory Commission to issue short-term debt in the form of commercial paper and bank notes aggregating $400 million. As of December 31, 1999, MidAmerican Energy had in place a $250 million commercial paper program which is supported by a $250 million revolving credit facility. In addition, MidAmerican Energy has a $5 million line of credit. In March 1999, an $85 million line of credit was terminated. As of December 31, 1999, commercial paper and bank notes totaled $204.0 million for MidAmerican Energy.

(7)  RATE MATTERS:

     As a result of a negotiated settlement in Illinois, MidAmerican Energy reduced its Illinois electric service rates by annual amounts of $13.1 million and $2.4 million, effective November 3, 1996, and June 1, 1997, respectively. MidAmerican Energy implemented an additional $0.9 million annual rate reduction for its Illinois residential customers, effective August 1, 1998, in connection with Illinois' electric utility restructuring law.

     On June 27, 1997, the Iowa Utilities Board approved a March 1997 settlement agreement between MidAmerican Energy, the Iowa Office of Consumer Advocate and other parties. Four major components of the settlement and their status are as follows:

     1) On an annualized basis, prices for residential customers were reduced $8.5 million, $10.0 million and $5.0 million effective November 1, 1996, July 11, 1997, and June 1, 1998, respectively, for a total annual decrease of $23.5 million.

     2) Prices for industrial customers were reduced by $6 million annually and prices for commercial customers were reduced by $4 million annually. MidAmerican Energy was given permission to implement these reductions through a retail access pilot project, negotiated individual contracts and tariffed rate reductions. On January 1, 1999, MidAmerican Energy reduced base rates for selected non-contract commercial customers by approximately $1.5 million annually, subject to Iowa Utilities Board approval. The remainder of the commercial and industrial price reductions were achieved through negotiated contracts and a retail access pilot project.

     The negotiated contracts have differing terms and conditions as well as prices. The contracts range in length from five to ten years, and some have price renegotiation and early termination provisions exercisable by either party. The vast majority of the contracts are for terms of seven years or less, although, some large customers have agreed to 10-year contracts. Prices are set as fixed prices; however, many contracts allow for potential price adjustments with respect to environmental costs, government imposed public purpose programs, tax changes, and transition costs. While the contract prices are fixed (except for the potential adjustment elements), the costs MidAmerican Energy incurs to fulfill these contracts will vary. On an aggregate basis the annual revenues under contract are approximately $180 million.

     3) The Iowa energy adjustment clause was eliminated. Prior to July 11, 1997, MidAmerican Energy collected fuel costs from Iowa customers on a current basis through the energy adjustment clause, and thus, fuel costs had little impact on net income. Since then, base rates for Iowa customers include a factor for recovery of a representative level of fuel costs. If the actual per-unit fuel cost varies from that factor, pre-tax earnings are affected. The fuel cost factor was to be reviewed in February 1999 and adjusted prospectively if the actual 1998 fuel cost per unit varied by more than 15% above or below the factor included in base rates. Based on 1998 actual fuel costs, MidAmerican Energy reduced the fuel cost recovery factor in 1999 base rates effective March 1, 1999. The estimated annual reduction in revenues associated with this adjustment is $1.1 million.

     4) If MidAmerican Energy's annual Iowa electric jurisdictional return on common equity exceeds 12%, an equal sharing between customers and shareholders of earnings above the 12% level begins; if it exceeds 14%, two-thirds of MidAmerican Energy's share of those earnings will be used for accelerated recovery of regulatory assets. The agreement precludes MidAmerican Energy from filing for increased rates prior to 2001 unless the return on common equity falls below 9%. Other parties signing the agreement are prohibited from filing for reduced rates prior to 2001 unless the return on common equity, after reflecting credits to customers, exceeds 14%.

     Under a restructuring law enacted in 1997, a similar sharing mechanism is in place for Illinois operations. Two-year average returns on common equity greater than a two-year average benchmark will trigger an equal sharing of earnings on the excess. The benchmark is a calculation of average 30-year Treasury Bond rates plus 5.5% for 1998 and 1999 and 8.5% for 2000 through 2004. The initial calculation, due March 31, 2000, will be based on 1998 and 1999 results.

(8)  CONCENTRATION OF CREDIT RISK:

     MidAmerican Energy's electric utility operations serve 577,000 customers in Iowa, 83,000 customers in western Illinois and 4,000 customers in southeastern South Dakota. MidAmerican Energy's gas utility operations serve 502,000 customers in Iowa, 65,000 customers in western Illinois, 67,000 customers in southeastern South Dakota and 5,000 customers in northeastern Nebraska. The largest communities served by MidAmerican Energy are the Iowa and Illinois Quad-Cities; Des Moines, Sioux City, Cedar Rapids, Waterloo, Iowa City and Council Bluffs, Iowa; and Sioux Falls, South Dakota. MidAmerican Energy's utility operations grant unsecured credit to customers, substantially all of whom are local businesses and residents. As of December 31, 1999, billed receivables from MidAmerican Energy's utility customers totaled $20.6 million. As described in Note 15, billed receivables related to utility services have been sold to a wholly owned unconsolidated subsidiary.

(9)  PREFERRED SHARES:

     The $5.25 Series Preferred Shares are subject to mandatory redemption on November 1, 2003 at $100 per share. The $7.80 Series Preferred Shares have sinking fund requirements under which 66,600 shares will be redeemed at $100 per share each May 1, beginning in 2001 through May 1, 2006.

     The 7.98% Series shares were issued by a wholly owned statutory business trust of MidAmerican Energy whose sole assets are $103.1 million of MidAmerican Energy 7.98% Series A Debentures due 2045. The preferred shares are mandatorily redeemable. Refer to Note (14) for additional information.

     The total outstanding cumulative preferred securities of MidAmerican Energy not subject to mandatory redemption requirements may be redeemed at the option of MidAmerican Energy at prices which, in the aggregate, total $32.6 million. The aggregate total the holders of all preferred securities outstanding at December 31, 1999, are entitled to upon involuntary bankruptcy is $181.8 million plus accrued dividends. Annual dividend requirements for all preferred securities outstanding at December 31, 1999, total $12.9 million.

(10) SEGMENT INFORMATION:

     MidAmerican Energy has two reportable operating segments: electric and gas. The electric segment derives most of its revenue from retail sales of electricity to residential, commercial, and industrial customers and sales to other utilities. The gas segment derives most of its revenue from retail sales of natural gas to residential, commercial, and industrial customers and also earns significant revenues by transporting gas owned by others through its distribution systems. Pricing for electric and gas sales are established separately by regulatory agencies; therefore, management also reviews each segment separately to make decisions regarding allocation of resources and in evaluating performance. Common operating costs, interest income, interest expense, income tax expense, and equity in the net loss of investees are allocated to each segment.

     The following tables provides information on an operating segment basis as of and for the years ended December 31 (in thousands):

                                             1999          1998          1997
                                          -----------   -----------   ----------
  SEGMENT PROFIT INFORMATION
  Revenues:
    Electric ...........................  $ 1,178,702   $ 1,169,810   $1,126,300
    Gas ................................      454,802       429,870      536,306
    Nonregulated and other .............      157,532       107,509       65,249
                                          -----------   -----------   ----------
      Total ............................    1,791,036     1,707,189    1,727,855
                                          -----------   -----------   ----------

  Depreciation and amortization expense:
    Electric ...........................      163,270       156,546      145,931
    Gas ................................       27,277        25,665       24,609
                                          -----------   -----------   ----------
      Total ............................      190,547       182,211      170,540
                                          -----------   -----------   ----------

  Interest income:
    Electric ...........................        2,916         4,945        1,820
    Gas ................................          604         1,169          501
    Nonregulated and other .............           --             2           --
    Intersegment eliminations ..........         (480)           --           --
                                          -----------   -----------   ----------
      Total ............................        3,040         6,116        2,321
                                          -----------   -----------   ----------

  Interest expense:
    Electric ...........................       62,394        66,784       71,138
    Gas ................................       13,247        14,011       14,412
    Nonregulated and other .............          480           149           --
    Intersegment eliminations ..........         (480)           --           --
                                          -----------   -----------   ----------
      Total ............................       75,641        80,944       85,550
                                          -----------   -----------   ----------

  Income tax expense:
    Electric ...........................       86,315        75,831       64,017
    Gas ................................        5,205          (800)       9,698
    Nonregulated and other .............       (3,067)        1,011        2,602
                                          -----------   -----------   ----------
      Total ............................       88,453        76,042       76,317
                                          -----------   -----------   ----------

  Earnings on common stock:
    Electric ...........................      120,083       109,539      101,534
    Gas ................................        6,521          (435)      14,177
    Nonregulated and other .............       (4,228)        1,537        3,742
                                          -----------   -----------   ----------
      Total ............................      122,376       110,641      119,453
                                          -----------   -----------   ----------

                                             1999          1998         1997
                                          -----------   -----------  ----------
  SEGMENT ASSET INFORMATION
  Total Assets:
      Electric .........................  $ 2,890,586   $ 2,897,657  $2,843,884
      Gas ..............................      684,983       672,072     686,238
      Nonregulated and other ...........       16,988        15,801      12,185
                                          -----------   -----------  ----------
          Total ........................    3,592,557     3,585,530   3,542,307
                                          -----------   -----------  ----------

  Capital expenditures:
      Electric .........................      169,261       158,596     128,544
      Gas ..............................       34,314        34,758      38,388
      Nonregulated and other ...........          540        21,065       5,920
                                          -----------   -----------  ----------
          Total ........................      204,115       214,419     172,852
                                          -----------   -----------  ----------

     "Nonregulated and other" consists of nonregulated gas, CBEC Railway and other nonregulated operations.

     The electric and gas segments include interest income from an intersegment loan of $389,000 and $91,000, respectively, and the nonregulated and other segment includes interest expense of $480,000 related to the intersegment loan and have been eliminated from consolidated interest income and interest expense in 1999.

(11) FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments. Tariffs for MidAmerican Energy's utility services are established based on historical cost ratemaking. Therefore, the impact of any realized gains or losses related to financial instruments applicable to MidAmerican Energy's utility operations is dependent on the treatment authorized under future ratemaking proceedings.

     Cash and cash equivalents - The carrying amount approximates fair value due to the short maturity of these instruments.

     Quad Cities Station nuclear decommissioning trust fund - Fair value is based on quoted market prices of the investments held by the fund.

     Notes payable - Fair value is estimated to be the carrying amount due to the short maturity of these issues.

     Preferred shares - Fair value of preferred shares with mandatory redemption provision is estimated based on the quoted market prices for similar issues.

     Long-term debt - Fair value of long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates available to MidAmerican Energy for debt of the same remaining maturities.

     The following table presents the carrying amount and estimated fair value of certain financial instruments as of December 31 (in thousands):

                                                                 1999                 1998
                                                         -------------------   ------------------
                                                         Carrying     Fair     Carrying    Fair
                                                           Amount    Value      Amount     Value
                                                         --------   --------   --------   -------

Financial Instruments Issued by MidAmerican Energy:
  MidAmerican Energy preferred securities; subject
    to mandatory redemption.........................     $ 50,000   $ 52,025   $ 50,000   $ 53,317
  MidAmerican Energy-obligated preferred securities;
    subject to mandatory redemption.................      100,000     87,240    100,000    102,500
  Long-term debt, including current portion.........      870,499    853,015    930,966    968,308

     The amortized cost, gross unrealized gains and losses and estimated fair value of investments held in the Quad Cities Station nuclear decommissioning trust fund at December 31 are as follows (in thousands):

                                                       1999
                                    -------------------------------------------
                                    Amortized  Unrealized  Unrealized    Fair
                                      Cost       Gains       Losses     Value
                                    ---------  ----------  ----------  --------
  Available-for-sale:
    Equity Securities ...........   $ 47,921   $ 30,343    $  (1,063)   $ 77,201
    Municipal Bonds .............     30,913        868         (355)     31,426
    U.S. Government Securities ..     14,159         78         (123)     14,114
    Corporate Securities ........     15,423          5         (492)     14,936
    Cash equivalents ............      3,969         --           --       3,969
                                    --------   --------    ---------    --------
                                    $112,385   $ 31,294    $  (2,033)   $141,646
                                    ========   ========    =========    ========


                                                        1998
                                    -------------------------------------------
                                    Amortized  Unrealized  Unrealized     Fair
                                      Cost       Gains       Losses      Value
                                    ---------  ----------  ----------   --------
  Available-for-sale:
    Equity Securities ...........   $ 43,577   $ 13,250    $    (393)   $ 56,434
    Municipal Bonds .............     28,645      2,037           (8)     30,674
    U.S. Government Securities...     15,411      1,410           --      16,821
    Corporate Debt Securities....      8,620        345           (4)      8,961
    Cash equivalents ............      4,083         --           --       4,083
                                    --------   --------    ---------    --------
                                    $100,336   $ 17,042    $    (405)   $116,973
                                    ========   ========    =========    ========

     At December 31, 1999, the debt securities, which include municipal bonds, U.S. Government securities and corporate securities, held in the Quad Cities Station nuclear decommissioning trust fund had the following maturities (in thousands):

                                Available for Sale
                            --------------------------
                            Amortized           Fair
                              Cost              Value
                            ---------          -------
  Within 1 year ..........   $ 4,499           $ 4,507
  1 through 5 years ......    31,222            31,580
  5 through 10 years .....     6,754             6,907
  Over 10 years ..........    18,020            17,482

     The proceeds and the gross realized gains and losses on the disposition of investments held in the Quad Cities Station nuclear decommissioning trust fund for the years ended December 31 are as follows (in thousands):

                                         1999           1998           1997
                                       --------       --------       --------

  Proceeds from sales ...........      $ 24,684       $ 29,380       $ 30,801
  Gross realized gains ..........           615          1,073            713
  Gross realized losses .........        (2,704)        (2,690)          (659)

(12)  INCOME TAX EXPENSE:

     Income tax expense from continuing operations includes the following for the years ended December 31 (in thousands):

                                            1999         1998         1997
                                          ---------    ---------    ---------
  Current

      Federal .........................   $  95,967    $  69,266    $  83,466
      State ...........................      29,553       25,154       25,495
                                          ---------    ---------    ---------
                                            125,520       94,420      108,961
                                          ---------    ---------    ---------
  Deferred

      Federal .........................     (25,657)      (8,666)     (23,143)
      State ...........................      (5,746)      (4,007)      (3,786)
                                          ---------    ---------    ---------
                                            (31,403)     (12,673)     (26,929)

  Investment tax credit, net ..........      (5,664)      (5,705)      (5,715)
                                          ---------    ---------    ---------
  Total income tax expense ............   $  88,453    $  76,042    $  76,317
                                          =========    =========    =========

     Included in Deferred Income Taxes in the Consolidated Balance Sheets as of December 31 are deferred tax assets and deferred tax liabilities as follows (in thousands):

                                                          1999       1998
                                                        --------   --------
  Deferred tax assets related to:
    Investment tax credits ...........................  $ 48,427   $ 52,139
    Pensions .........................................    14,595     15,677
    Nuclear reserves and decommissioning .............    20,280     17,715
                                                        --------   --------
      Total .........................................   $ 83,302   $ 85,531
                                                        ========   ========

  Deferred tax liabilities related to:
    Depreciable property .............................  $424,306   $419,265
    Income taxes recoverable through future rates ....   187,379    198,364
    Energy efficiency ................................    14,806     27,186
    Reacquired debt ..................................    13,117     16,385
    Other ............................................     4,694      9,006
                                                        --------   --------
      Total ..........................................  $644,302   $670,206
                                                        ========   ========

     The following table is a reconciliation between the effective income tax rate, before preferred stock dividends of subsidiary trust, indicated by the Consolidated Statements of Income and the statutory federal income tax rate for the years ended December 31:

                                                      1999    1998    1997
                                                      ----    ----    ----

      Effective federal and state income tax rate..    40%     38%     36%
      Amortization of investment tax credit........     3       3       3
      State income tax, net of federal income......
          tax benefit..............................    (7)     (7)     (7)
      Other........................................    (1)      1       3
                                                      ---     ---     ---
      Statutory federal income tax rate............    35%     35%    35%
                                                      ===     ===     ===

(13) INVENTORIES:

     Inventories include the following amounts as of December 31 (in thousands):

                                                      1999       1998
                                                    -------    -------

     Materials and supplies, at average cost .....  $30,195    $30,914
     Coal stocks, at average cost ................   26,712     22,266
     Gas in storage, at LIFO cost ................   21,449     37,306
     Fuel oil, at average cost ...................    1,156      1,294
     Other .......................................    1,137        965
                                                    -------    -------
       Total .....................................  $80,649    $92,745
                                                    =======    =======

     At December 31, 1999 prices, the current cost of gas in storage was $33.8 million.

(14) MIDAMERICAN ENERGY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF MIDAMERICAN ENERGY FINANCING I:

     In December 1996, MidAmerican Energy Financing I , a wholly owned statutory business trust of MidAmerican Energy, issued 4,000,000 shares of 7.98% Series MidAmerican Energy-obligated Mandatorily Redeemable Preferred Securities . The sole assets of MidAmerican Energy Financing are $103.1 million of MidAmerican Energy 7.98% Series A Debentures due 2045 . There is a full and unconditional guarantee by MidAmerican Energy of the MidAmerican Financing obligations under the Preferred Securities. MidAmerican Energy has the right to defer payments of interest on the Debentures by extending the interest payment period for up to 20 consecutive quarters. If interest payments on the Debentures are deferred, distributions on the Preferred Securities will also be deferred. During any deferral, distributions will continue to accrue with interest thereon, and MidAmerican Energy may not declare or pay any dividend or other distribution on, or redeem or purchase, any of its capital stock.

     The Debentures may be redeemed by MidAmerican Energy on or after December 18, 2001, or at an earlier time if there is more than an insubstantial risk that interest paid on the Debentures will not be deductible for federal income tax purposes. If the Debentures, or a portion thereof, are redeemed, MidAmerican Energy Financing must redeem a like amount of the Preferred Securities. If a termination of MidAmerican Energy Financing occurs, MidAmerican Energy Financing will distribute to the holders of the Preferred Securities a like amount of the Debentures unless such a distribution is determined not to be practicable. If such determination is made, the holders of the Preferred Securities will be entitled to receive, out of the assets of the trust after satisfaction of its liabilities, a liquidation amount of $25 for each Preferred Security held plus accrued and unpaid distributions.

(15)  SALE OF ACCOUNTS RECEIVABLE:

     In 1997 MidAmerican Energy entered into a revolving agreement, which expires in 2002, to sell all of its right, title and interest in the majority of its billed accounts receivable to MidAmerican Energy Funding Corporation, a special purpose entity established to purchase accounts receivable from MidAmerican Energy . MidAmerican Energy Funding Corporation in turn sells receivable interests to outside investors. In consideration of the sale, MidAmerican Energy received $70 million in cash and the remaining balance in the form of a subordinated note from MidAmerican Energy Funding Corporation. In 1999 the revolving balance was reduced to $57 million due to a decline in accounts receivable available for sale. The agreement is structured as a true sale under which the creditors of MidAmerican Energy Funding Corporation will be entitled to be satisfied out of the assets of MidAmerican Energy Funding Corporation prior to any value being returned to MidAmerican Energy or its creditors. At December 31, 1999, $107.5 million of accounts receivable, net of reserves, was sold under the agreement.

(16)  AFFILIATED COMPANY TRANSACTIONS:

     The companies identified as affiliates are MidAmerican Energy Holdings' subsidiaries. The basis for these charges is provided for in service agreements between MidAmerican Energy and its affiliates.

     MHC incurred charges which are of general benefit to all of its subsidiaries. These costs were for administrative and general salaries and expenses, outside services, director fees, pension, deferred compensation, and retirement costs, some of which originated at MidAmerican Energy. MHC reimbursed MidAmerican Energy for charges originating at MidAmerican Energy in the amount of $7.7 million, $12.2 million and $4.1 million for 1999, and 1998, and 1997, respectively. MidAmerican Energy's allocated share of such costs and those which originated at MHC was $7.7 million, $15.3 million and $13.8 million for 1999, and 1998, and 1997, respectively.

     MidAmerican Energy was also reimbursed for charges incurred on behalf of its affiliates. The majority of these reimbursed expenses was for employee wages and benefits, insurance, building rent, computer costs, administrative services, travel expense, and general and administrative expense; including treasury, legal, shareholder relations and accounting functions. The amount of such expenses was $11.7 million, $3.2 million, and $6.6 million for 1999, 1998 and 1997, respectively.

     MidAmerican Energy purchased a corporate jet from MidAmerican Energy Holdings for $14.5 million in 1999. MidAmerican Energy also reimbursed
MidAmerican Energy Holdings in the amount of $5.0 million in 1999 for its allocated share of insurance premiums.

     MidAmerican   Energy   leases  unit  trains  from  an  affiliate   for  the
transportation of coal to MidAmerican Energy's generating stations. Unit train costs, including maintenance, were approximately

$1.0  million,   $2.1  million  and  $2.8  million  for  1999,  1998  and  1997, respectively. MidAmerican Energy purchased railcars from MidAmerican Rail Inc. in the amount of $1.4 million in 1999.

     MidAmerican Energy purchased natural gas from AmGas, an affiliate. MidAmerican Energy's cost of gas related to these transactions was $4.0 million, $2.2 million and $0.5 million for 1999, 1998 and 1997, respectively. MidAmerican Energy also sold natural gas to AmGas in the amount of $42.3 million and $24.8 million for 1999 and 1998, respectively.

     MidAmerican Energy purchased natural gas from InterCoast Trade and Resources, an affiliate, in the amount of $2.0 million and $11.4 million for 1998, and 1997, respectively. MidAmerican Energy also sold natural gas to InterCoast Trade and Resources in the amount of $1.6 million and $6.1 million for 1998 and 1997, respectively.

     MidAmerican Energy had accounts receivable from affiliates of $8.9 million and $1.7 million as of December 31, 1999 and 1998, respectively, and are included in Receivables on the Consolidated Balance Sheets. MidAmerican Energy also had accounts payable to affiliates of $12.9 million and $2.0 million as of December 31, 1999 and 1998, respectively, and are included in Accounts Payable on the Balance Sheets.

(17) UNAUDITED QUARTERLY OPERATING RESULTS:

                                                          1999
                                     --------------------------------------------------
                                     1st Quarter  2nd Quarter  3rd Quarter  4th Quarter
                                     -----------  -----------  -----------  -----------
                                                      (In thousands)

  Operating revenues ..............    $468,248     $378,341    $458,395     $486,052
  Operating income ................      69,350       55,904     116,843       57,967
  Income from continuing operations      26,184       20,352      58,995       21,800
  Earnings on common stock ........      24,945       19,114      57,756       20,561


                                                            1998
                                     ---------------------------------------------------
                                     1st Quarter   2nd Quarter  3rd Quarter  4th Quarter
                                     -----------   -----------  -----------  -----------
                                                        (In thousands)

  Operating revenues ..............    $447,266     $375,506    $447,992     $436,425
  Operating income ................      80,098       54,350     106,722       39,750
  Income from continuing operations      33,179       18,380      49,544       14,490
  Earnings on common stock ........      31,942       17,142      48,305       13,252

The quarterly data reflect seasonal variations common in the utility industry.

(18)  OTHER INFORMATION:

     Non-Operating - Other, Net, as shown on the Consolidated Statements of Income includes the following for the years ended December 31 (in thousands):

                                               1999       1998        1997
                                              -------    -------    -------

  Discount on sold receivables ............   $(9,457)   $(8,716)   $ (439)
  Subservicer fee from Funding Corp. ......     1,515      1,714       153
  Gain on sale of rail cars ...............     5,357         --        --
  Energy efficiency carrying charges ......        12        197     4,993
  Loss on reacquisition of long-term debt .        --         --      (923)
  Nebraska Public Power District settlement        --         --     2,248
  Merger investigation costs ..............    (1,491)        --        --
  Other ...................................       365        328       115
                                              -------    -------    ------
    Total (expense) income ................   $(3,699)   $(6,477)   $6,147
                                              =======    =======    ======

INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholder
MidAmerican Energy Company
Des Moines, Iowa

We have audited the accompanying consolidated balance sheet and consolidated statement of capitalization of MidAmerican Energy Company and subsidiaries (Company) as of December 31, 1999, and the related consolidated statements of income, retained earnings, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit. The financial statements and financial statement schedule of the Company as of December 31, 1998 and for the two years then ended were audited by other auditors whose report, dated January 22, 1999, except with respect to Note
(1)(a), as to which the date is March 12, 1999, expressed an unqualified opinion on those financial statements and financial statement schedule.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 1999 consolidated financial statements present fairly, in all material respects, the financial position of MidAmerican Energy Company and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, such 1999 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Des Moines, Iowa                                   DELOITTE & TOUCHE LLP
January 25, 2000

                                                                    SCHEDULE II

                           MIDAMERICAN ENERGY COMPANY
                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1999
                                 (IN THOUSANDS)

   Column A                                Column B   Column C    Column D    Column E
                                          Balance at  Additions               Balance
                                          Beginning    Charged                at End
Description                                 of Year   to Income  Deductions  of Year
-----------                               ----------  ---------  ----------  --------

Reserves Deducted From Assets
  To Which They Apply:

  Reserve for uncollectible accounts:

    Year ended 1999 .................       $   --     $6,581     $(6,581)   $   --
                                            ======     ======     =======    ======

    Year ended 1998 .................       $   --     $6,915     $ 6,915    $   --
                                            ======     ======     =======    ======

    Year ended 1997 .................       $1,845     $7,386     $(9,231)   $   --
                                            ======     ======     =======    ======


Reserves Not Deducted From Assets (1):

    Year ended 1999 .................       $4,688     $4,906     $(1,543)   $8,051
                                            ======     ======     =======    ======

    Year ended 1998 .................       $5,257     $1,148     $(1,717)   $4,688
                                            ======     ======     =======    ======

    Year ended 1997 .................       $4,267     $2,971     $(1,981)   $5,257
                                            ======     ======     =======    ======

(1) Reserves not deducted from assets include estimated liabilities for losses retained by MidAmerican Energy for workers compensation, public liability and property damage claims.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           MIDAMERICAN ENERGY COMPANY
                                           --------------------------
                                                    Registrant


Date: March 24, 2000                       By  /s/  Gregory E. Abel
                                             -----------------------------
                                                   (Gregory E. Abel)
                                                    Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

         Signature                        Title                        Date
         ---------                        -----                        ----

                              *      Chairman                     March 24, 2000
-------------------------------
    (David L. Sokol)



/s/  Gregory E. Abel
-------------------------------      Chief Executive Officer      March 24, 2000
    (Gregory E. Abel)                  and Director



/s/  Patrick J. Goodman
-------------------------------      Senior Vice President and    March 24, 2000
    (Patrick J. Goodman)               Chief Financial Officer



/s/  John A. Rasmussen               Director                     March 24, 2000
-------------------------------
    (John A. Rasmussen)



/s/  Ronald W. Stepien               Director                     March 24, 2000
-------------------------------
    (Ronald W. Stepien)



/s/  Steven A. McArthur              Director                     March 24, 2000
-------------------------------
    (Steven A. McArthur)



*By:  /s/   Steven A. McArthur       Attorney-in-Fact             March 24, 2000
   ----------------------------
           (Steven A. McArthur)

                                  EXHIBIT INDEX

Exhibits Filed Herewith
-----------------------

10.16  Iowa Utilities Board Settlement Agreement

12 Computation of ratios of earnings to fixed charges and computation of ratios of earnings to fixed charges plus preferred dividend requirements

23     Consent of Deloitte & Touche LLP

27     Financial Data Schedules (electronic filing only)

Exhibits Incorporated by Reference
----------------------------------

3.1 Restated Articles of Incorporation of MidAmerican Energy Company, as amended October 27, 1998. (Filed as Exhibit 3.3 to MidAmerican Energy's Quarterly Report on Form 10-Q for the period ended September 30, 1998, Commission File No. 1-11505.)

3.2 Restated Bylaws of MidAmerican Energy Company, as amended July 24, 1996. (Filed as Exhibit 3.1 to MidAmerican Energy's Quarterly Report on Form 10-Q for the period ended June 30, 1996, Commission File No. 1-11505.)

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

4.10 Resignation and Appointment of successor Individual Trustee. (Filed by Iowa-Illinois as Exhibit 4.B.30 to Commission File No. 33-39211.)

4.11   Twenty-Eighth Supplemental Indenture dated as of May 15, 1992.  (Filed as
       Exhibit 4.31.B to Iowa-Illinois' Current Report on Form 8-K dated May 21, 1992, Commission File No. 1-3573.)

4.12 Twenty-Ninth Supplemental Indenture dated as of March 15, 1993. (Filed as Exhibit 4.32.A to Iowa-Illinois' Current Report on Form 8-K dated March 24, 1993, Commission File No. 1-3573.)

4.13   Thirtieth Supplemental Indenture dated as of October 1, 1993.  (Filed as
       Exhibit 4.34.A to Iowa-Illinois' Current Report on Form 8-K dated October 7, 1993, Commission File No. 1-3573.)

4.14 Sixth Supplemental Indenture dated as of July 1, 1995, between Midwest Power Systems Inc. and Harris Trust and Savings Bank, Trustee. (Filed as
       Exhibit 4.15 to MidAmerican Energy's Annual Report on Form 10-K dated December 31, 1995, Commission File No. 1-11505.)

4.15 Thirty-First Supplemental Indenture dated as of July 1, 1995, between Iowa-Illinois Gas and Electric Company and Harris Trust and Savings Bank, Trustee. (Filed as Exhibit 4.16 to MidAmerican Energy's Annual Report on Form 10-K dated December 31, 1995, Commission File No. 1-11505.)

10.1 MidAmerican Energy Company Severance Plan For Specified Officers dated November 1, 1996. (Filed as Exhibit 10.1 to Holdings' and MidAmerican Energy's respective Annual Reports on the combined Form 10-K for the year ended December 31, 1996, Commission File Nos. 1-12459 and 1-11505, respectively.)

10.2 MidAmerican Energy Company Restated Executive Deferred Compensation Plan. (Filed as Exhibit 10.2 to MidAmerican Energy's Quarterly Report on Form 10-Q dated March 31, 1999, Commission File No. 1-11505.)

10.3 MidAmerican Energy Company Combined Midwest Resources/Iowa Resources Restated Deferred Compensation Plan for Board of Directors. (Filed as
       Exhibit 10.1 to MidAmerican Energy's Quarterly Report on Form 10-Q dated March 31, 1999, Commission File No. 1-11505.)

10.4 MidAmerican Energy Company Supplemental Retirement Plan for Designated Officers. (Filed as Exhibit 10.3 to MidAmerican Energy's Annual Report on Form 10-K dated December 31, 1995, Commission File No. 1-11505.)

10.5 Midwest Resources Inc. Supplemental Retirement Plan (formerly the Midwest Energy Company Supplemental Retirement Plan). (Filed as Exhibit 10.10 to Midwest Resources' Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 1-10654.)

10.6 Power Sales Contract between Iowa Power Inc. and Nebraska Public Power District, dated September 22, 1967. (Filed as Exhibit 4-C-2 to Iowa Power Inc.'s (IPR) Registration Statement, Registration No. 2-27681.)

10.7 Amendments Nos. 1 and 2 to Power Sales Contract between Iowa Power Inc. and Nebraska Public Power District. (Filed as Exhibit 4-C-2a to IPR's Registration Statement, Registration No. 2-35624.)

10.8 Amendment No. 3 dated August 31, 1970, to the Power Sales Contract between Iowa Power Inc. and Nebraska Public Power District, dated September 22, 1967. (Filed as Exhibit 5-C-2-b to IPR's Registration Statement, Registration No. 2-42191.)

10.9 Amendment No. 4 dated March 28, 1974, to the Power Sales Contract between Iowa Power Inc. and Nebraska Public Power District, dated September 22, 1967. (Filed as Exhibit 5-C-2-c to IPR's Registration Statement, Registration No. 2-51540.)

10.10 Supplemental Retirement Plan for Principal Officers, as amended as of July 1, 1993. (Filed as Exhibit 10.K.2 to Iowa-Illinois' Annual Report on Form 10-K for the year ended December 31, 1993, Commission File
       No. 1-3573.)

10.11 Compensation Deferral Plan for Principal Officers, as amended as of July 1, 1993. (Filed as Exhibit 10.K.2 to Iowa-Illinois' Annual Report on Form 10-K for the year ended December 31, 1993, Commission File
       No. 1-3573.)

10.12 Board of Directors' Compensation Deferral Plan. (Filed as Exhibit 10.K.4 to Iowa-Illinois' Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 1-3573.)

10.13 Amendment No. 1 to the Midwest Resources Inc. Supplemental Retirement Plan. (Filed as Exhibit 10.24 to Midwest Resources' Annual Report on Form 10-K for the year ended December 31, 1994, Commission File No. 1-10654.)

10.14 Form of Indemnity Agreement between MidAmerican Energy Company and its directors and officers. (Filed as Exhibit 10.37 to MidAmerican's Annual Report on Form 10-K dated December 31, 1995, Commission File No. 1-11505.)

10.15 Amendment No. 5 dated September 2, 1997, to the Power Sales contract between MidAmerican Energy Company and Nebraska Public Power District, dated September 22, 1967. (Filed as Exhibit 10.2 to Holdings' and MidAmerican Energy's respective Quarterly Reports on the combined Form 10-Q for the quarter ended September 30, 1997, Commission File Nos. 1-12459 and 1-11505, respectively.)

Note: Pursuant to (b) (4) (iii)(A) of Item 601 of Regulation S-K, the Company has not filed as an exhibit to this Form 10-K certain instruments with respect to long-term debt not registered in which the total amount of securities authorized thereunder does not exceed 10% of total assets of the Company, but hereby agrees to furnish to the Commission on request any such instruments.