Form 10-Q
period 2000-03-31
MIDAMERICAN ENERGY CO
filed 2000-05-10
CIK 928576

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended MARCH 31, 2000
                                                --------------

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
                               Title of each Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing
requirements for the past 90 days. Yes  X   No
                                      -----   ----

As of April 30, 2000, all 70,980,203 outstanding shares of MidAmerican Energy Company's voting stock were held by its parent company, MHC Inc.

                           MIDAMERICAN ENERGY COMPANY

                                    FORM 10-Q

                                TABLE OF CONTENTS

              PART I.  FINANCIAL INFORMATION                        PAGE NO.

ITEM 1.  Financial Statements

         Independent Accountants' Report.............................  3
         Consolidated Statements of Income...........................  4
         Consolidated Balance Sheets.................................  5
         Consolidated Statements of Cash Flows.......................  6
         Notes to Consolidated Financial Statements..................  7

ITEM 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations............. 12

              PART II. OTHER INFORMATION

ITEM 1.  Legal Proceeding............................................ 22

ITEM 6.  Exhibits and Reports on Form 8-K............................ 23

Signatures........................................................... 25

Exhibit Index........................................................ 26

INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors and Shareholder
MidAmerican Energy Company
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Energy Company and subsidiaries (the Company) as of March 31, 2000, and the related consolidated statements of income and cash flows for the three month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of MidAmerican Energy Company and subsidiaries as of December 31, 1999, and the related consolidated statements of income, retained earnings and cash flows for the year then ended (not presented herein), and in our report dated January 25, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1999 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




DELOITTE & TOUCHE LLP

Des Moines, Iowa
April 21, 2000

                           MIDAMERICAN ENERGY COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                   THREE MONTHS
                                                  ENDED MARCH 31,
                                              ----------------------
                                                2000         1999
                                              ---------    ---------
OPERATING REVENUES
Regulated electric ........................   $ 278,463    $ 262,128
Regulated gas .............................     179,902      170,778
Nonregulated ..............................      56,487       35,342
                                              ---------    ---------
                                                514,852      468,248
                                              ---------    ---------

OPERATING EXPENSES
Regulated:
  Cost of fuel, energy and capacity .......      58,317       50,986
  Cost of gas sold ........................     111,498       96,858
  Other operating expenses ................     101,891      116,639
  Maintenance .............................      24,739       26,537
  Depreciation and amortization ...........      48,394       49,691
  Property and other taxes ................      19,299       20,151
                                              ---------    ---------
                                                364,138      360,862
                                              ---------    ---------

Nonregulated:
  Cost of sales ...........................      51,138       34,099
  Other ...................................       3,599        3,937
                                              ---------    ---------
                                                 54,737       38,036
                                              ---------    ---------
Total operating expenses ..................     418,875      398,898
                                              ---------    ---------

OPERATING INCOME ..........................      95,977       69,350
                                              ---------    ---------

NON-OPERATING INCOME
Interest and dividend income ..............       1,373        1,099
Other, net ................................      (2,119)      (2,041)
                                              ---------    ---------
                                                   (746)        (942)
                                              ---------    ---------

FIXED CHARGES
Interest on long-term debt ................      14,583       16,489
Other interest expense ....................       2,900        5,412
Preferred dividends of subsidiary trust ...       1,995        1,995
Allowance for borrowed funds ..............        (379)        (306)
                                              ---------    ---------
                                                 19,099       23,590
                                              ---------    ---------

INCOME BEFORE INCOME TAXES ................      76,132       44,818
INCOME TAXES ..............................      31,333       18,634
                                              ---------    ---------
NET INCOME ................................      44,799       26,184
PREFERRED DIVIDENDS .......................       1,239        1,239
                                              ---------    ---------

EARNINGS ON COMMON STOCK ..................   $  43,560    $  24,945
                                              =========    =========

        The accompanying notes are an integral part of these statements.

                           MIDAMERICAN ENERGY COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                 AS OF
                                                         -----------------------
                                                          MARCH 31, DECEMBER 31,
                                                            2000         1999
                                                         ---------  ------------
                                                        (UNAUDITED)
ASSETS
UTILITY PLANT
Electric .............................................   $4,355,811   $4,348,740
Gas ..................................................      812,896      809,112
                                                         ----------   ----------
                                                          5,168,707    5,157,852
Less accumulated depreciation and amortization .......    2,583,138    2,548,160
                                                         ----------   ----------
                                                          2,585,569    2,609,692
Construction work in progress ........................       39,024       33,739
                                                         ----------   ----------
                                                          2,624,593    2,643,431
                                                         ----------   ----------

POWER PURCHASE CONTRACT ..............................      104,326      106,481
                                                         ----------   ----------
CURRENT ASSETS
Cash and cash equivalents ............................        2,728        5,167
Receivables ..........................................      163,394      190,986
Inventories ..........................................       55,822       80,649
Prepaid taxes ........................................       22,889       22,889
Other ................................................       10,998       10,355
                                                         ----------   ----------
                                                            255,831      310,046
                                                         ----------   ----------

INVESTMENTS AND NONREGULATED PROPERTY, NET ...........      245,444      228,105
REGULATORY ASSETS ....................................      268,572      278,757
OTHER ASSETS .........................................       48,068       25,737
                                                         ----------   ----------
TOTAL ASSETS .........................................   $3,546,834   $3,592,557
                                                         ==========   ==========

CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common shareholder's equity ..........................   $1,101,415   $1,057,855
MidAmerican preferred securities, not subject to
  mandatory redemption ...............................       31,759       31,759
Preferred securities, subject to mandatory redemption:
  MidAmerican preferred securities ...................       50,000       50,000
  MidAmerican-obligated preferred securities of
     subsidiary trust holding solely MidAmerican
     junior subordinated debentures ..................      100,000      100,000
Long-term debt (excluding current portion) ...........      759,725      759,638
                                                         ----------   ----------
                                                          2,042,899    1,999,252
                                                         ----------   ----------

CURRENT LIABILITIES
Notes payable ........................................      180,548      204,000
Current portion of long-term debt ....................          719      110,861
Current portion of power purchase contract ...........       15,767       15,767
Accounts payable .....................................      151,790      131,186
Taxes accrued ........................................      109,862      112,663
Interest accrued .....................................       11,200       12,925
Other ................................................       29,631       30,226
                                                         ----------   ----------
                                                            499,517      617,628
                                                         ----------   ----------
OTHER LIABILITIES
Power purchase contract ..............................       52,281       52,281
Deferred income taxes ................................      559,622      561,000
Investment tax credit ................................       70,292       71,757
Other ................................................      322,223      290,639
                                                         ----------   ----------
                                                          1,004,418      975,677
                                                         ----------   ----------

TOTAL CAPITALIZATION AND LIABILITIES .................   $3,546,834   $3,592,557
                                                         ==========   ==========

        The accompanying notes are an integral part of these statements.

                           MIDAMERICAN ENERGY COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                     THREE MONTHS
                                                                    ENDED MARCH 31
                                                               ----------------------
                                                                  2000         1999
                                                               ---------    ---------
NET CASH FLOWS FROM OPERATING ACTIVITIES
Net income .................................................   $  44,799    $  26,184
Adjustments to reconcile net income to net cash provided:
    Depreciation and amortization ..........................      48,468       49,808
    Deferred income taxes and investment tax credit, net ...      (2,707)      (2,863)
    Amortization of other assets ...........................      12,095       15,295
    Cash inflow of accounts receivable securitization ......      12,877       10,000
    Impact of changes in working capital ...................      52,409       15,929
    Other ..................................................        (807)     (11,601)
                                                               ---------    ---------
       Net cash provided ...................................     167,134      102,752
                                                               ---------    ---------

NET CASH FLOWS FROM INVESTING ACTIVITIES
Utility construction expenditures ..........................     (28,988)     (25,841)
Quad Cities Nuclear Power Station decommissioning trust fund      (2,075)      (2,813)
Nonregulated capital expenditures ..........................        (617)        (584)
Other investing activities, net ............................      (3,060)     (11,039)
                                                               ---------    ---------
    Net cash used ..........................................     (34,740)     (40,277)
                                                               ---------    ---------

NET CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid .............................................      (1,239)     (37,945)
Retirement of long-term debt, including reacquisition cost .    (110,142)        (134)
Net decrease in notes payable ..............................     (23,452)     (14,626)
                                                               ---------    ---------
    Net cash used ..........................................    (134,833)     (52,705)
                                                               ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .......      (2,439)       9,770
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...........       5,167        5,370
                                                               ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .................   $   2,728    $  15,140
                                                               =========    =========

ADDITIONAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized ..................   $  17,240    $  21,461
                                                               =========    =========
Income taxes paid ..........................................   $  18,230    $      --
                                                               =========    =========


        The accompanying notes are an integral part of these statements.

                           MIDAMERICAN ENERGY COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.   GENERAL:

     The consolidated financial statements included herein have been prepared by MidAmerican Energy Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of MidAmerican Energy, all adjustments, consisting of normal recurring adjustments, have been made to present fairly the financial position, the results of operations and the changes in cash flows for the periods presented. Prior year amounts have been reclassified to a basis consistent with the current year presentation. All significant intercompany transactions have been eliminated. Although MidAmerican Energy believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in MidAmerican Energy's latest Annual Report on Form 10-K.

     MidAmerican Energy is a public utility with electric and natural gas operations and is the principal subsidiary of MHC Inc. MHC is a wholly owned indirect subsidiary of MidAmerican Energy Holdings Company. MidAmerican Energy Holdings is an exempt public utility holding company headquartered in Des Moines, Iowa.

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

     MidAmerican Energy estimates the range of possible costs for investigation, remediation and monitoring for the sites discussed above to be $22 million to $68 million. MidAmerican Energy's estimate of the probable cost for these sites as of March 31, 2000 was $28 million. The estimate consists of $3 million for investigation costs, $10 million for remediation costs, $13 million for groundwater treatment and monitoring costs and $2 million for closure and administrative costs. This estimate has been recorded as a liability and a regulatory asset for future recovery. MidAmerican Energy projects that these amounts will be paid or incurred over the next 10 years.

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

     (2)  CLEAN AIR ACT -

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

C.   RATE MATTERS:

     Under a 1997 pricing plan settlement agreement resulting from an Iowa Utilities Board rate proceeding, electric prices for Iowa industrial and commercial customers were reduced through a retail access pilot project, negotiated individual electric contracts and a tariffed rate reduction for some non-contract commercial customers.

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

     If MidAmerican Energy's annual Iowa electric jurisdictional return on common equity exceeds 12%, then earnings above the 12% level will be shared equally between customers and MidAmerican Energy; if the return exceeds 14%, then two-thirds of MidAmerican Energy's share of those earnings above the 14% level will be used for accelerated recovery of regulatory assets. The 1997 pricing plan settlement agreement precludes MidAmerican Energy from filing for increased rates prior to 2001 unless the return falls below 9%. Other parties signing the agreement are prohibited from filing for reduced rates prior to 2001 unless the return after reflecting credits to customers, exceeds 14%.

     Under an Illinois restructuring law enacted in 1997, a similar sharing mechanism is in place for MidAmerican Energy's Illinois electric operations. A two-year average return on common equity greater than a two-year average benchmark will trigger an equal sharing of earnings on the excess. The benchmark is a calculation of average 30-year Treasury Bond rates plus 5.5% for 1998 and 1999 and 8.5% for 2000 through 2004. The initial calculation, which was due March 31, 2000, was based on 1998 and 1999 results.

D.   ACCOUNTING FOR THE EFFECTS OF CERTAIN TYPES OF REGULATION:

     MidAmerican's utility operations are subject to the regulation of the Iowa Utilities Board, the Illinois Commerce Commission, the South Dakota Public Utilities Commission, and the Federal Energy Regulatory Commission. MidAmerican Energy's accounting policies and the accompanying consolidated financial statements conform to generally accepted accounting principles applicable to rate-regulated enterprises and reflect the effects of the ratemaking process.

     Statement of Financial Accounting Standards No. 71 sets forth accounting principles for operations that are regulated and meet certain criteria. For operations that meet the criteria, SFAS 71 allows, among other things, the deferral of costs that would otherwise be expensed when incurred. A possible consequence of the changes in the utility industry is the discontinued applicability of SFAS 71. With the exception of the generation operations serving the Illinois jurisdiction, MidAmerican's electric and gas utility operations currently meet the criteria of SFAS 71, but its applicability is periodically reexamined. If portions of its utility operations no longer meet the criteria of SFAS 71, MidAmerican could be required to write off the related regulatory assets and liabilities from its balance sheet and thus, a material adjustment to earnings in that period could result if regulatory assets are not recovered in transition provisions of any resulting legislation.

E.   MIDAMERICAN-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES:

     The MidAmerican Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely MidAmerican Junior Subordinated Debentures included in the Consolidated Balance Sheets were issued by MidAmerican Energy Financing I, a wholly owned statutory business trust of MidAmerican Energy. The sole assets of MidAmerican Energy Financing I are $103.1 million of MidAmerican Energy 7.98% Series A Debentures due 2045.

F.   SEGMENT INFORMATION:

     MidAmerican Energy has two reportable operating segments: electric and gas. The electric segment derives most of its revenue from retail sales of regulated electricity to residential, commercial, and industrial customers and sales to other utilities. The gas segment derives most of its revenue from retail sales of regulated natural gas to residential, commercial, and industrial customers and also earns significant revenues by transporting gas owned by others through its distribution systems. Pricing for electric and gas sales are established separately by regulatory agencies; therefore, management also reviews each segment separately to make decisions regarding allocation of resources and in evaluating performance. Common operating costs such as interest income, interest expense, income tax expense and equity in the net loss of investees are allocated to each segment.

     The following table provides MidAmerican Energy information on an operating segment basis (in thousands):

                                               Three Months
                                              Ended March 31
                                         ------------------------
                                           2000            1999
                                         --------        --------
Revenues:
   Electric..........................    $278,463        $262,128
   Gas...............................     179,902         170,778
   Nonregulated and other (a)........      56,487          35,342
                                         --------        --------
                                         $514,852        $468,248
                                         ========        ========

                                               Three Months
                                              Ended March 31
                                         ------------------------
                                           2000            1999
                                         --------        --------
Earnings on common stock:
   Electric ..........................   $ 27,771        $ 12,675
   Gas ...............................     14,838          14,321
   Nonregulated and other ............        951          (2,051)
                                         --------        --------
                                         $ 43,560        $ 24,945
                                         ========        ========

(a) "Nonregulated and other" consists of nonregulated gas operations, CBEC Railway and other nonregulated activities.

G.   OTHER COMPREHENSIVE INCOME:

     For the three months ended March 31, 2000 and 1999, there were no differences between MidAmerican Energy's comprehensive income and earnings on common stock.

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

     MHC, MidAmerican Funding and MidAmerican Energy Holdings are exempt public utility holding companies headquartered in Des Moines.

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

                              RESULTS OF OPERATIONS
                              ---------------------

EARNINGS DISCUSSION

     MidAmerican's earnings on common stock for the first quarter of 2000 were $43.6 million compared to $24.9 million for the first quarter of 1999. An increase in electric margin and decreases in regulated operating and maintenance costs and interest expense contributed to the improvement in earnings.

REGULATED GROSS MARGIN

Regulated Electric Gross Margin:
--------------------------------

                                               Three Months
                                              Ended March 31
                                             -----------------
                                              2000        1999
                                             -----       -----
                                               (In millions)
     Operating revenues.................      $278        $262
     Cost of fuel, energy and capacity..        58          51
                                              ----        ----
         Electric gross margin..........      $220        $211
                                              ====        ====

     MidAmerican Energy's electric gross margin for the first quarter of 2000 increased $9 million compared to the first quarter of 1999.

     MidAmerican Energy's margins on off-system sales increased $3.4 million in the first quarter of 2000 compared to the same period in 1999. Off-system sales are the delivery of energy to other utilities, municipalities and marketers which in turn distribute it to end-use customers. Related off-system sales volumes increased 15.9% compared to the 1999 period.

     Growth in the number of customers and other usage factors not dependent on weather increased electric margin by $7.8 million compared to the first quarter of 1999. Temperatures during the three months ended March 31, 2000, were warmer than temperatures in the first quarter of 1999, resulting in a $4 million decrease in electric margin. In total, retail sales of electricity increased 2.8% for the three months ended March 31, 2000 compared to the same period in 1999.

     Approximately $8.9 million of MidAmerican Energy's 2000 quarterly electric revenues were from the recovery of energy efficiency program costs compared to $9.5 million in the first quarter of 1999. Changes in revenues from energy efficiency cost recovery are substantially offset by corresponding changes in other operating expenses. Refer to the discussion under "Energy Efficiency" in the OPERATING ACTIVITIES AND OTHER MATTERS section of MD&A for further discussion.

Regulated Gas Gross Margin:
---------------------------

                                    Three Months
                                   Ended March 31
                                  ----------------
                                  2000        1999
                                  ----        ----
                                    (In millions)
     Operating revenues........   $180        $171
     Cost of gas sold..........    111          97
                                  ----        ----
       Gas gross margin.......    $ 69        $ 74
                                  ====        ====

     MidAmerican Energy's regulated gas revenues include purchase gas adjustment clauses through which MidAmerican Energy is allowed to recover the cost of gas sold from most of its gas utility customers. Consequently, fluctuations in the cost of gas sold do not affect gross margin or net income because revenues reflect comparable fluctuations in revenues from the purchase gas adjustment clauses. An increase in the per-unit cost of gas for the first quarter of 2000 compared to the first quarter of 1999 increased revenues and cost of gas sold by approximately $26 million.

     Compared to the first quarter of 1999, gas gross margin decreased approximately $5 million due to the effect of warmer temperatures in the quarter ended March 31, 2000. Other sales factors also decreased gas margin for the first quarter of 2000 compared to the first quarter of 1999. In total, retail sales of natural gas in the first quarter of 2000 decreased 11.2% compared to the 1999 quarter.

     Recovery of gas energy efficiency costs decreased from $4.1 million in the first quarter of 1999 to $2.9 million in the first quarter of 2000. Again, changes in revenues from energy efficiency cost recovery are substantially offset by corresponding changes in other operating expenses.

     On January 22, 1999, the IUB approved a $6.7 million annual interim increase in gas rates for Iowa retail customers. An additional increase was implemented on May 27, 1999, as a result of the Iowa Utilities Board's approval of a final rate increase of $13.9 million annually. Rates for South Dakota customers increased $2.4 million annually effective May 1, 1999. These rate changes increased gas margin by approximately $4.3 million for the first quarter of 2000 compared to the first quarter of 1999.

UTILITY OPERATING EXPENSES

     Utility other operating expenses decreased $14.7 million for the first quarter of 2000 compared to the first quarter of 1999. Information technology expenses were lower in the quarter ended March 31, 2000 due to consulting and other costs in the first quarter of 1999 to support newly implemented systems as well as costs in the 1999 quarter for Y2K preparation. Pension expense and employee incentive costs also decreased for the quarter ended March 31, 2000. During the first quarter of 2000, the distribution from a nuclear insurance fund, which reduces expense, was greater than the distribution in the 1999 quarter. Energy efficiency costs decreased $1.5 million in the first quarter of 2000 compared to the first quarter of 1999.

     Maintenance expenses decreased $1.8 million in the first quarter of 2000 compared to the same period in 1999 due to the recovery from insurance of transformer costs incurred in prior periods as a result of an outage.

     Depreciation and amortization expense decreased for the period ended March 31, 2000, compared to the same period in 1999 due a reduction in amortization of regulatory assets for MidAmerican Energy's Illinois operations.

NONREGULATED OPERATING REVENUES AND OPERATING EXPENSES

     Revenues and Cost of Sales -

     Revenues from nonregulated natural gas marketing operations increased $12.6 million to $46.1 million for the first quarter of 2000 compared to the same period in 1999. An increase in the average price per unit sold, reflective of a 40% increase in the average cost of gas, accounted for $14.4 million of the increase in revenues. Sales volumes decreased 1 million MMBtus (6%), partially offsetting the increase due to average price. The decrease in sales volumes was due to a decrease in the average number of customers and use per customer, in part due to milder weather. Related cost of sales increased $11.0 million and reflects the increase in cost per unit and the decrease in sales volumes.

     Revenues for 2000 include $4.2 million from MidAmerican Energy's market access service project, which began in the third quarter of 1999. The pilot project allows Iowa customers with at least 4 megawatts of load that are participating in the project to choose their electric power supplier. MidAmerican Energy's revenues from project participants related to non-supply services, such as distribution and transmission, are reflected in regulated electric revenues. Cost of sales for the first quarter of 2000 includes $4.6 million related to the market access service project.

     Beginning October 1, 1999, some non-residential customers in Illinois are allowed to select their electric power supplier. MidAmerican Energy's revenues related to these supply services are included in nonregulated revenues and totaled $1.5 million.

     MidAmerican Energy's nonregulated revenues also include pre-tax income from awards for successful performance under its incentive gas procurement program. Under the program, if MidAmerican Energy's cost of gas varies from an established reference price range, then the savings or cost is shared between customers and shareholders. The first quarter of 2000 reflects an award of $1.0 million.

NON-OPERATING INCOME AND INTEREST EXPENSE

     Other, Net -

     Other, Net reflects the discount on sold accounts receivable, net of a subservicer fee charged to MidAmerican Energy Funding Corporation for servicing the accounts. The discount is designed to cover the expenses of MidAmerican Energy Funding Corporation, including bad debt expense, subservicer fees, monthly administrative costs and interest. The discount is recorded in Other, Net because it is not reflected in utility cost of services for regulatory purposes. The discount, net of the subservicer fee, reduced Other, Net by $2.1 million and $2.9 million in the first quarter of 2000 and 1999, respectively.

     Fixed Charges -

     The decrease in interest on long-term debt is due to long-term debt maturities in 1999 and 2000. Other interest expense decreased due to a decrease in short-term debt outstanding.


                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

     MidAmerican Energy has available a variety of sources of liquidity and capital resources, both internal and external. These resources provide funds required for current operations, construction expenditures, dividends, debt retirement and other capital requirements.

     As reflected on the Consolidated Statements of Cash Flows, MidAmerican Energy's net cash provided from operating activities was $167 million and $103 million the first three months of 2000 and 1999, respectively.

INVESTING ACTIVITIES AND PLANS

     Utility Construction Expenditures -

     MidAmerican  Energy's  primary  need for  capital is  utility  construction
expenditures.   For  the  first  three  months  of  2000,  utility  construction expenditures totaled $29 million, including allowance for funds used during construction, or capitalized financing costs, and Quad Cities Station nuclear fuel purchases. All such expenditures were met with cash generated from utility operations.

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

     Cooper and Quad Cities Station decommissioning costs charged to Iowa customers are included in base rates, and recovery of increases in those amounts must be sought through the normal ratemaking process. Cooper decommissioning costs charged to Illinois customers are recovered through a rate rider on customer billings that is reviewed annually.

FINANCING ACTIVITIES, PLANS AND AVAILABILITY

     Debt Authorization and Credit Facilities -

     MidAmerican Energy currently has authority from the Federal Energy Regulatory Commission to issue short-term debt in the form of commercial paper and bank notes aggregating $400 million. As of March 31, 2000, MidAmerican Energy had in place a $325 million commercial paper program which is supported by $325 million of revolving credit facilities. In addition, MidAmerican Energy has a $5 million bank line of credit. MidAmerican Energy also has a revolving credit facility which is dedicated to providing liquidity for its obligations under outstanding pollution control revenue bonds that are periodically remarketed.

     MidAmerican Energy has on file with the Securities and Exchange Commission a registration statement to issue approximately $130 million of preferred securities and long-term debt. MidAmerican Energy has authorization from the Federal Energy Regulatory Commission to issue up to an additional $500 million in various forms of long-term debt. MidAmerican Energy will also need authorization from the Illinois Commerce Commission prior to issuing any securities. If 90% or more of the proceeds from a securities issuance are used for refinancing purposes, MidAmerican Energy need only provide the commission with an "informational statement" prior to the issuance which sets forth the type, amount and use of the proceeds of the securities to be issued. If less than 90% of the proceeds are used for refinancing, MidAmerican Energy must file a comprehensive application seeking authorization prior to issuance. The Illinois Commerce Commission is required to hold a hearing before issuing its authorization.

     Accounts Receivable Sold -

     In 1997, MidAmerican Energy entered into a revolving agreement, which expires in 2002, to sell all of its right, title and interest in the majority of its billed accounts receivable to MidAmerican Energy Funding Corporation, a special purpose entity established to purchase accounts receivable from MidAmerican Energy. Funding Corp. in turn sells receivable interests to outside investors. In consideration for the sale, MidAmerican Energy received $70 million in cash and the remaining balance in the form of a subordinated note, bearing interest at 8%, from Funding Corp. As of March 31, 2000, the revolving cash balance was $70 million, and the amount outstanding under the subordinated note was $62 million. As part of the agreement, the creditors of Funding Corp. will be entitled to be satisfied out of the assets of Funding Corp. prior to any value being returned to MidAmerican Energy or its creditors. Therefore, the accounts receivable sold are not reflected on MidAmerican Energy's Consolidated Balance Sheets. As of March 31, 2000, $134.2 million of accounts receivable, net of reserves, were sold under the agreement.

OPERATING ACTIVITIES AND OTHER MATTERS

     Industry Evolution -

     The utility industry continues to evolve into an increasingly competitive environment. In many regions of the country, legislative and regulatory actions are being taken which result in customers having more choices in their energy decisions.

     In the electric industry, the traditional vertical integration of generation, delivery and marketing is being unbundled, with the generation and marketing functions becoming deregulated. For local gas distribution businesses, the supply, local delivery and marketing functions are similarly being separated and opened to competitors for all classes of customers. Retail electric competition is presently not permitted in Iowa, MidAmerican Energy's primary market. Legislation to initiate competition was introduced in the Iowa legislature in the 2000 session, but it did not pass. MidAmerican Energy cannot predict the timing or ultimate outcome of any potential electric restructuring legislation in Iowa. Deregulation of the gas supply function related to small volume customers is also being considered by the Iowa Utilities Board. MidAmerican Energy has actively participated in the legislative and regulatory processes.

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

     In addition to rate reductions implemented in 1998, the law provides for Illinois earnings above a certain level of return on common equity to be shared equally between customers and MidAmerican Energy beginning in April 2000. MidAmerican Energy's return on common equity level will be based on a rolling two-year average, with the first determination being based on an average of 1998 and 1999. The level of return at which MidAmerican Energy will be required to share earnings is a multi-step calculation of average 30-year Treasury Bond rates plus 5.50% for 1998 and 1999. Legislation passed in July 1999 increased the benchmark for 2000 through 2004 to 8.5% above the 30-year Treasury bond rate. The two-year average above which sharing must occur for 1999 was 11.21%. Using the same 30-year Treasury bond average, the computed level of return would be 12.71% for 2000 and 14.21% for 2001 through 2004. The law allows MidAmerican Energy to mitigate the sharing of earnings above the threshold return on common equity through accelerated cost recognition.

     MidAmerican Energy continues its involvement in proceedings which detail the new competitive environment and to evaluate the impact of the law on its operations and the opportunities the law presents, including proceedings involving the unbundling of customer billing and meter reading.

     In December 1999, the Federal Energy Regulatory Commission issued Order No. 2000 establishing among other things minimum characteristics and functions for regional transmission organizations. Public utilities that were not a member of an independent system operator at the time of the order are required to submit a plan by which its transmission facilities would be transferred to a regional transmission organization on a schedule that would allow the regional transmission organization to commence operating by December 15, 2001. MidAmerican Energy, which was not a member of an independent system operator, is presently analyzing the impact that the order may have on its operations.

     Accounting Effects of Industry Restructuring -

     A possible consequence of competition in the utility industry is that Statement of Financial Accounting Standards No. 71 may no longer apply. SFAS 71 sets forth accounting principles for operations that are regulated and meet certain criteria. For operations that meet the criteria, SFAS 71 allows, among other things, the deferral of costs that would otherwise be expensed when incurred. A majority of MidAmerican Energy's electric and gas utility operations currently meet the criteria required by SFAS 71, but its applicability is periodically reexamined. If portions of its utility operations no longer meet the criteria of SFAS 71, MidAmerican Energy could be required to write off the related regulatory assets and liabilities from its balance sheet, and thus, a material adjustment to earnings in that period could result if regulatory assets are not recovered in transition provisions of any resulting legislation. As of March 31, 2000, MidAmerican Energy had $269 million of net regulatory assets on its Consolidated Balance Sheet.

     Energy Efficiency -

     MidAmerican Energy's regulatory assets as of March 31, 2000, included $38.1 million of deferred energy efficiency costs. Based on the current level of recovery, MidAmerican Energy expects to recover these costs by the end of 2001. MidAmerican Energy is also allowed to recover its ongoing energy efficiency costs on a current basis. Recovery of these costs is being collected from customers based on projected annual costs of $17.4 million, which may be adjusted annually. Amortization of the deferred energy efficiency costs and current expenditures for energy efficiency costs will be reflected in other operating expenses over the related periods of recovery. The total of such costs for the years 2000 and 2001 is estimated to be $40 million and $35 million, respectively.

     Rate Matters: Electric -

     Under a 1997 pricing plan settlement agreement resulting from an Iowa Utilities Board rate proceeding, electric prices for MidAmerican Energy's Iowa industrial and commercial customers were reduced through a retail access pilot project, negotiated individual electric contracts and a tariffed rate reduction for some non-contract commercial customers.

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

     Under the 1997 pricing plan settlement agreement if MidAmerican Energy's annual Iowa electric jurisdictional return on common equity exceeds 12%, then earnings above the 12% level will be shared equally between customers and MidAmerican Energy. If the return exceeds 14%, then two-thirds of MidAmerican Energy's share of those earnings above the 14% level will be used for accelerated recovery of certain regulatory assets. The pricing plan settlement agreement precludes MidAmerican Energy from filing for increased rates prior to 2001 unless the return falls below 9%. Other parties signing the agreement are prohibited from filing for reduced rates prior to 2001 unless the return, after reflecting credits to customers, exceeds 14%. The agreement also eliminated MidAmerican Energy's energy adjustment clause, and, as a result, the cost of fuel is not directly passed on to customers.

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

     MidAmerican Energy has evaluated or is evaluating 27 properties which were, at one time, sites of gas manufacturing plants in which it may be a potentially responsible party. The purpose of these evaluations is to determine whether waste materials are present, whether the materials constitute an environmental or health risk, and whether MidAmerican Energy has any responsibility for remedial action. MidAmerican Energy's estimate of the probable costs for these sites as of March 31, 2000, was $28 million. This estimate has been recorded as a liability and a regulatory asset for future recovery through the regulatory process. Refer to Note B(1) of Notes to Consolidated Financial Statements for further discussion of MidAmerican Energy's environmental activities related to manufactured gas plant sites and cost recovery.

     Although the timing of potential incurred costs and recovery of costs in rates may affect the results of operations in individual periods, management believes that the outcome of these issues will not have a material adverse effect on MidAmerican Energy's financial position or results of operations.

     On July 18, 1997, the EPA adopted revisions to the National Ambient Air Quality Standards for ozone and a new standard for fine particulate matter. In May 1999, the U.S. Court of Appeals for the District of Columbia Circuit remanded the standards adopted in July 1997 back to the EPA indicating the EPA had not expressed sufficient justification for the basis of establishing the standards and ruling that the EPA has exceeded its constitutionally-delegated authority in setting the standards. As a result of the court's initial decision and the current status of the standards, the impact of any new standards on MidAmerican Energy is currently unknown. If the EPA successfully appeals the court's decision, however, and the new standards are implemented, then MidAmerican Energy could incur increased costs and a decrease in revenues. Refer to Note B(2) of Notes to Consolidated Financial Statements for further discussion of this issue.

     Quad Cities Nuclear Power Station -

     Quad Cities Station is operated by, and 75% owned by, Commonwealth Edison Company. On May 3, 1999, the Nuclear Regulatory Commission advised ComEd that it had classified Quad Cities Station in its Routine Oversight category for nuclear power plants, which is the best of the commission's three new categories, removing the station from the Trending (adversely) Letter status initiated in January 1998. During 1999, Quad Cities Station's capacity factor based on maximum dependable capacity was in excess of 96.0% compared to 51.7% for 1998. The lower capacity factor in 1998 reflects the extended outages at both of the Quad Cities Station units during the first five months of 1998.

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

ACCOUNTING ISSUES

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", which was delayed by SFAS 137 and is effective for MidAmerican Energy beginning January 1, 2001. SFAS 133 requires an entity to recognize all of its derivatives as either assets or liabilities in its statement of financial position and measure those instruments at fair value. MidAmerican Energy is in the process of evaluating the impact of this accounting standard.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     MidAmerican Energy is exposed to market risk, including changes in the market price of certain commodities and interest rates. The exposure to changes in market prices and interest rates at March 31, 2000 is not materially different than at December 31, 1999.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
-------  -----------------

     MidAmerican Energy and its subsidiaries have no material legal proceedings except for the following:

Environmental Matters
---------------------

     For information relating to MidAmerican Energy's environmental matters, reference is made to Note B of Notes to Consolidated Financial Statements.

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

(A)  EXHIBITS

Exhibits Filed Herewith
-----------------------

     Exhibit 15 - Awareness Letter of Independent Accountants

     Exhibit 27 - Financial Data Schedules (for electronic filing only).

(B)  REPORTS ON FORM 8-K

     On January 11, 2000, MidAmerican Energy filed two current reports on Form 8-K, dated January 11, 2000. The reports were as follows:

     (1) A Form 8-K regarding the acquisition of MidAmerican Energy Holdings included the following information:

          Item  5.  Other  Events  -  Discussed  the  proposed   acquisition  of
          MidAmerican Energy Holdings by an investor group including Berkshire Hathaway Inc., Walter Scott, Jr. and David L. Sokol.

          Item 7(c). Exhibits - Included the Agreement and Plan of Merger, dated October 24, 1999, by and among MidAmerican Energy Holdings Company, Teton Formation L.L.C. and Teton Acquisition Corp.

     (2) A Form 8-K regarding cautionary statements included in Item 5 a discussion of several important factors that could cause MidAmerican Energy's actual results to differ materially from those expressed or implied by any forward-looking statements made by or on behalf of MidAmerican Energy.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                                MIDAMERICAN ENERGY COMPANY
                                           ------------------------------------
                                                       (Registrant)







Date  May 10, 2000                               /s/  Patrick J. Goodman
    ----------------                       ------------------------------------
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