Form 10-Q
period 2000-06-30
MIDAMERICAN ENERGY CO
filed 2000-08-10
CIK 928576

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended JUNE 30, 2000
                                                 -------------

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
                               Title of each Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---

As of July 31, 2000, all 70,980,203 outstanding shares of MidAmerican Energy Company's voting stock were held by its parent company, MHC Inc.

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

ITEM 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations.............. 12

                           PART II. OTHER INFORMATION

ITEM 1.   Legal Proceedings............................................ 23

ITEM 6.   Exhibits and Reports on Form 8-K............................. 24

Signatures............................................................. 25

Exhibit Index.......................................................... 26

INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors and Shareholder
MidAmerican Energy Company
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Energy Company and subsidiaries (the Company) as of June 30, 2000, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 2000 and 1999 and the related consolidated statements of cash flows for the six-month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of MidAmerican Energy Company and subsidiaries as of December 31, 1999, and the related consolidated statements of income, retained earnings and cash flows for the year then ended (not presented herein); and in our report dated January 25, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1999 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




DELOITTE & TOUCHE LLP

Des Moines, Iowa
July 21, 2000

                           MIDAMERICAN ENERGY COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                 THREE MONTHS               SIX MONTHS
                                                ENDED JUNE 30,            ENDED JUNE 30,
                                            ----------------------    ----------------------
                                               2000         1999         2000         1999
                                            ---------    ---------    ---------    ---------
OPERATING REVENUES
Regulated electric ......................   $ 281,973    $ 279,350    $ 560,436    $ 541,478
Regulated gas ...........................      98,153       71,282      278,055      242,060
Nonregulated ............................      88,936       27,709      145,423       63,051
                                            ---------    ---------    ---------    ---------
                                              469,062      378,341      983,914      846,589
                                            ---------    ---------    ---------    ---------
OPERATING EXPENSES
Regulated:
  Cost of fuel, energy and capacity .....      57,172       50,681      115,489      101,667
  Cost of gas sold ......................      61,054       38,596      172,552      135,454
  Other operating expenses ..............     102,863      104,387      204,754      221,026
  Maintenance ...........................      29,938       31,934       54,677       58,471
  Depreciation and amortization .........      49,140       47,687       97,534       97,378
  Property and other taxes ..............      19,110       20,662       38,409       40,813
                                            ---------    ---------    ---------    ---------
                                              319,277      293,947      683,415      654,809
                                            ---------    ---------    ---------    ---------
Nonregulated:
  Cost of sales .........................      83,447       24,305      134,585       58,404
  Other .................................       5,271        4,185        8,870        8,122
                                            ---------    ---------    ---------    ---------
                                               88,718       28,490      143,455       66,526
                                            ---------    ---------    ---------    ---------
Total operating expenses ................     407,995      322,437      826,870      721,335
                                            ---------    ---------    ---------    ---------

OPERATING INCOME ........................      61,067       55,904      157,044      125,254
                                            ---------    ---------    ---------    ---------

NON-OPERATING INCOME
Interest and dividend income ............       1,212          588        2,585        1,687
Other, net ..............................      (1,941)      (3,338)      (4,060)      (5,379)
                                            ---------    ---------    ---------    ---------
                                                 (729)      (2,750)      (1,475)      (3,692)
                                            ---------    ---------    ---------    ---------

FIXED CHARGES
Interest on long-term debt ..............      13,804       16,618       28,387       33,107
Other interest expense ..................       4,101        2,674        7,001        8,086
Preferred dividends of subsidiary trust .       2,057        1,995        4,052        3,990
Allowance for borrowed funds ............        (374)        (300)        (753)        (606)
                                            ---------    ---------    ---------    ---------
                                               19,588       20,987       38,687       44,577
                                            ---------    ---------    ---------    ---------

INCOME BEFORE INCOME TAXES ..............      40,750       32,167      116,882       76,985
INCOME TAXES ............................      16,875       11,815       48,208       30,449
                                            ---------    ---------    ---------    ---------
NET INCOME ..............................      23,875       20,352       68,674       46,536
PREFERRED DIVIDENDS .....................       1,238        1,238        2,477        2,477
                                            ---------    ---------    ---------    ---------

EARNINGS ON COMMON STOCK ................   $  22,637    $  19,114    $  66,197    $  44,059
                                            =========    =========    =========    =========


        The accompanying notes are an integral part of these statements.

                           MIDAMERICAN ENERGY COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                 AS OF
                                                       -------------------------
                                                         JUNE 30,   DECEMBER 31,
                                                           2000         1999
                                                       -----------  ------------
                                                       (UNAUDITED)
ASSETS
UTILITY PLANT
Electric .............................................  $4,404,772   $4,348,740
Gas ..................................................     819,600      809,112
                                                        ----------   ----------
                                                         5,224,372    5,157,852
Less accumulated depreciation and amortization .......   2,627,548    2,548,160
                                                        ----------   ----------
                                                         2,596,824    2,609,692
Construction work in progress ........................      29,197       33,739
                                                        ----------   ----------
                                                         2,626,021    2,643,431
                                                        ----------   ----------

POWER PURCHASE CONTRACT ..............................     102,164      106,481
                                                        ----------   ----------
CURRENT ASSETS
Cash and cash equivalents ............................       4,474        5,167
Receivables ..........................................     185,416      190,986
Inventories ..........................................      39,138       80,649
Prepaid taxes ........................................      22,889       22,889
Other ................................................       8,981       10,355
                                                        ----------   ----------
                                                           260,898      310,046
                                                        ----------   ----------

INVESTMENTS AND NONREGULATED PROPERTY, NET ...........     253,170      228,105
REGULATORY ASSETS ....................................     255,320      278,757
OTHER ASSETS .........................................      57,110       25,737
                                                        ----------   ----------
TOTAL ASSETS .........................................  $3,554,683   $3,592,557
                                                        ==========   ==========

CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common shareholder's equity ..........................  $1,124,052   $1,057,855
MidAmerican preferred securities, not subject to
  mandatory redemption ...............................      31,759       31,759
Preferred securities, subject to mandatory redemption:
  MidAmerican preferred securities ...................      50,000       50,000
  MidAmerican-obligated preferred securities of
     subsidiary trust holding solely MidAmerican
     junior subordinated debentures ..................     100,000      100,000
Long-term debt (excluding current portion) ...........     758,368      759,638
                                                        ----------   ----------
                                                         2,064,179    1,999,252
                                                        ----------   ----------
CURRENT LIABILITIES
Notes payable ........................................     214,711      204,000
Current portion of long-term debt ....................       1,517      110,861
Current portion of power purchase contract ...........      15,767       15,767
Accounts payable .....................................     125,288      131,186
Taxes accrued ........................................      88,521      112,663
Interest accrued .....................................      10,045       12,925
Other ................................................      31,206       30,226
                                                        ----------   ----------
                                                           487,055      617,628
                                                        ----------   ----------
OTHER LIABILITIES
Power purchase contract ..............................      52,281       52,281
Deferred income taxes ................................     558,244      561,000
Investment tax credit ................................      68,827       71,757
Other ................................................     324,097      290,639
                                                        ----------   ----------
                                                         1,003,449      975,677
                                                        ----------   ----------

TOTAL CAPITALIZATION AND LIABILITIES .................  $3,554,683   $3,592,557
                                                        ==========   ==========

        The accompanying notes are an integral part of these statements.

                           MIDAMERICAN ENERGY COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                        SIX MONTHS
                                                                      ENDED JUNE 30,
                                                                  ----------------------
                                                                     2000         1999
                                                                  ---------    ---------
NET CASH FLOWS FROM OPERATING ACTIVITIES
Net income ....................................................   $  68,674    $  46,536
Adjustments to reconcile net income to net cash provided:
  Depreciation and amortization ...............................      97,681       97,525
  Deferred income taxes and investment tax credit, net ........      (5,687)      (4,075)
  Amortization of other assets ................................      24,490       30,063
  Cash inflows (outflows) of accounts receivable securitization      12,877       (4,025)
  Impact of changes in working capital ........................       3,638       32,879
  Other .......................................................     (12,082)      (3,260)
                                                                  ---------    ---------
    Net cash provided .........................................     189,591      195,643
                                                                  ---------    ---------

NET CASH FLOWS FROM INVESTING ACTIVITIES
Utility construction expenditures .............................     (80,780)     (77,865)
Quad Cities Nuclear Power Station decommissioning trust fund ..      (4,152)      (5,658)
Other investing activities, net ...............................      (2,802)     (11,630)
                                                                  ---------    ---------
  Net cash used ...............................................     (87,734)     (95,153)
                                                                  ---------    ---------

NET CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid ................................................      (2,477)     (39,183)
Retirement of long-term debt, including reacquisition cost ....    (110,784)        (629)
Net change in notes payable ...................................      10,711      (56,321)
                                                                  ---------    ---------
  Net cash used ...............................................    (102,550)     (96,133)
                                                                  ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..........        (693)       4,357
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..............       5,167        5,370
                                                                  ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ....................   $   4,474    $   9,727
                                                                  =========    =========

ADDITIONAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized .....................   $  34,395    $  37,213
                                                                  =========    =========
Income taxes paid .............................................   $  89,477    $  24,843
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

     MidAmerican Energy estimates the range of possible costs for investigation, remediation and monitoring for the sites discussed above to be $22 million to $68 million. MidAmerican Energy's estimate of the probable cost for these sites as of June 30, 2000 was $27 million. The estimate consists of $3 million for investigation costs, $9 million for remediation costs, $13 million for groundwater treatment and monitoring costs and $2 million for closure and administrative costs. This estimate has been recorded as a liability and a regulatory asset for future recovery. MidAmerican Energy projects that these amounts will be paid or incurred over the next 10 years.

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

     In May 1999, the United States Court of Appeals for the District of Columbia Circuit remanded the standards adopted in July 1997 back to the Environmental Protection Agency indicating the Environmental Protection Agency had not expressed sufficient justification for the basis of establishing the standards and ruling that the Environmental Protection Agency has exceeded its constitutionally-delegated authority in setting the standards. The Environmental Protection Agency's appeal of the court's ruling to the full panel of the United States District Court of Appeals for the District of Columbia was denied. In May 2000 the United States Supreme Court granted certiorari to review the appeals court decision. Oral arguments are expected in the fall of 2000.

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

     Under an Illinois restructuring law enacted in 1997, a similar sharing mechanism is in place for MidAmerican Energy's Illinois electric operations. A two-year average return on common equity greater than a two-year average benchmark will trigger an equal sharing of earnings on the excess. The benchmark is a calculation of average 30-year Treasury Bond rates plus 5.5% for 1998 and 1999 and 8.5% for 2000 through 2004. The initial calculation, which was due
March 31, 2000, was based on 1998 and 1999 results. The two-year average above which sharing must occur for 1999 was 11.21%. Using the same 30-year Treasury bond average, the computed level of return would be 12.71% for 2000 and 14.21% for 2001 through 2004. The law allows MidAmerican Energy to mitigate the sharing of earnings above the threshold return on common equity through accelerated recovery of regulatory assets.

D.  ACCOUNTING FOR THE EFFECTS OF CERTAIN TYPES OF REGULATION:

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

     A possible consequence of deregulation in the utility industry is that Statement of Financial Accounting Standards No. 71 may no longer apply. SFAS No. 71 sets forth accounting principles for operations that are regulated and meet certain criteria. For operations that meet the criteria, SFAS 71 allows, among other things, the deferral of costs that would otherwise be expensed when incurred. With the exception of the generation operations serving the Illinois jurisdiction, MidAmerican Energy's electric and gas utility operations currently meet the criteria of SFAS 71, but its applicability is periodically reexamined. If portions of its utility operations no longer meet the criteria of SFAS 71, MidAmerican Energy could be required to write off the related regulatory assets and liabilities from its balance sheet and thus, a material adjustment to earnings in that period could result if regulatory assets are not recovered in transition provisions of any resulting legislation. As of June 30, 2000, MidAmerican Energy had $255 million of regulatory assets on its Consolidated Balance Sheet.

E.  SEGMENT INFORMATION:

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

         The following table provides MidAmerican Energy information on an operating segment basis (in thousands):

                                    Three Months               Six Months
                                    Ended June 30            Ended June 30
                               ----------------------   ----------------------
                                  2000         1999        2000         1999
                               ---------    ---------   ---------    ---------
Revenues:
  Electric .................   $ 281,973    $ 279,350   $ 560,436    $ 541,478
  Gas ......................      98,153       71,282     278,055      242,060
  Nonregulated and other (a)      88,936       27,709     145,423       63,051
                               ---------    ---------   ---------    ---------
                               $ 469,062    $ 378,341   $ 983,914    $ 846,589
                               =========    =========   =========    =========
Earnings on common stock:
  Electric .................   $  26,163    $  25,284   $  53,934    $  37,959
  Gas ......................         550       (5,991)     15,388        8,330
  Nonregulated and other (a)      (4,076)        (179)     (3,125)      (2,230)
                               ---------    ---------   ---------    ---------
                               $  22,637    $  19,114   $  66,197    $  44,059
                               =========    =========   =========    =========

(a) "Nonregulated and other" consists of nonregulated gas operations, CBEC Railway and other nonregulated activities.

F.  OTHER COMPREHENSIVE INCOME:

     For the three months and six months ended June 30, 2000 and 1999, there were no differences between MidAmerican Energy's comprehensive income and earnings on common stock.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
---------------------------------------------------------------

RESULTS OF OPERATIONS
---------------------

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

                              RESULTS OF OPERATIONS
                              ---------------------

EARNINGS DISCUSSION

     MidAmerican Energy's earnings on common stock for the second quarter of 2000 were $22.6 million compared to $19.1 million for the second quarter of 1999. Decreases in regulated operating and maintenance costs and interest expense contributed to the improvement in earnings.

REGULATED GROSS MARGIN

Regulated Electric Gross Margin:
--------------------------------

                                   Three Months         Six Months
                                   Ended June 30       Ended June 30
                                   -------------       -------------
                                    2000    1999       2000    1999
                                    ----   -----       ----    ----
                                             (In millions)
Operating revenues................  $282    $279       $560    $541
Cost of fuel, energy and capacity.    57      51        115     102
                                    ----   -----       ----    ----
Electric gross margin.............  $225    $228       $445    $439
                                    ====    ====       ====    ====

     MidAmerican Energy's electric gross margin for the second quarter of 2000 decreased $3 million compared to the second quarter of 1999.

     Temperatures during the three months ended June 30, 2000, were more moderate than temperatures in the second quarter of 1999, resulting in a $3 million decrease in electric margin. Growth in the number of customers and other usage factors not dependent on weather increased electric margin by $2.8 million compared to the second quarter of 1999. In total, retail sales of electricity increased 1.8% for the three months ended June 30, 2000, compared to the same period in 1999.

     Electric revenues from the recovery of energy efficiency program costs and a tracking mechanism related to Cooper Nuclear Station costs, referred to as the Cooper Tracker, decreased $2.2 million compared to the second quarter of 1999. Changes in revenues from these recovery items are substantially matched with corresponding changes in other operating expenses. The decrease in energy efficiency program costs is due to the completion in 1999 of two of the four-year recovery phases. One phase remains and will be completed in 2001. Refer to the discussion under "Energy Efficiency" in the OPERATING ACTIVITIES AND OTHER MATTERS section of MD&A for further discussion of energy efficiency cost recovery.

     A refund accrual for a revenue sharing arrangement in Iowa was $1.1 million less in the second quarter of 2000 than in the 1999 quarter, resulting in an increase in electric margin. Conversely, electric margin decreased $0.8 million due to a decrease in margins on off-system sales compared to the quarter ended June 30, 1999. Related sales volumes decreased 13.4%. Off-system sales are the supply of energy to other utilities, municipalities and marketers which in turn distribute it to end-use customers.

     Revenues from electric transmission services decreased $0.7 million compared to the 1999 quarter due principally to a reduction in transactions under MidAmerican Energy's transmission tariff. Under an order by the Federal Energy Regulatory Commission, beginning in the fourth quarter of 1999, the Mid-Continent Area Power Pool tariff was opened to transactions which previously would have been under the MidAmerican Energy tariff.

     Electric gross margin for the six months ended June 30, 2000, increased $6 million compared to the same period in 1999.

     Growth in the number of customers and other usage factors not dependent on weather increased electric margin by $10.6 million compared to the six-month period ended June 30, 1999. Temperatures during the six months ended June 30, 2000, were warmer than temperatures in the first six months of 1999, resulting in a $7 million decrease in electric margin. In total, retail sales of electricity increased 2.3% for the first six months of 2000 compared to the same period in 1999.

     MidAmerican Energy's margins on off-system sales increased $2.5 million for the six months ended June 30, 2000, compared to the six months ended June 30, 1999. Related off-system sales volumes increased 2.2% compared to the 1999 period.

     Electric revenues from the recovery of energy efficiency program costs and the Cooper Tracker decreased $2.9 million compared to the first six months of 1999. Changes in revenues from these recovery items are substantially offset by corresponding changes in other operating expenses.

     A refund accrual for a revenue sharing arrangement in Iowa was $1.6 million less in the six months ended June 30, 2000, than in the 1999 six-month period, resulting in an increase in electric margin. A decrease in fuel costs compared to the second quarter of 1999 improved electric margin by $2.0 million.

     Revenues  from  electric   transmission  services  decreased  $1.0  million
compared to the six months ended June 30, 1999, for the same reasons discussed above in the comparison of the three-month periods.

Regulated Gas Gross Margin:
---------------------------

                            Three Months         Six Months
                            Ended June 30       Ended June 30
                            -------------       -------------
                            2000     1999       2000     1999
                            ----     ----       ----     ----
                                      (In millions)
Operating revenues....      $ 98     $ 71       $278     $242
Cost of gas sold......        61       39        173      135
                            ----     ----       ----     ----
  Gas gross margin....      $ 37     $ 32       $105     $107
                            ====     ====       ====     ====

     MidAmerican Energy's regulated gas revenues include purchase gas adjustment clauses through which MidAmerican Energy is allowed to recover the cost of gas sold from most of its gas utility customers. Consequently, fluctuations in the cost of gas sold do not affect gross margin or net income because revenues reflect comparable fluctuations in revenues from the purchase gas adjustment clauses. An increase in the per-unit cost of gas for the three- and six-month periods ended June 30, 2000 compared to the same periods in 1999 increased revenues and cost of gas sold by approximately $24 million and $50 million, respectively.

     Compared to the second quarter of 1999, gas gross margin increased approximately $5 million due primarily to a $3.6 million adjustment to gas margin in the second quarter of 1999 for sales to the electric generation unit.

     Changes in retail gas rates increased gas margin by approximately $1.1 million compared to the second quarter of 1999. On January 22, 1999, the IUB approved a $6.7 million annual interim increase in gas rates for Iowa retail customers. An additional increase was implemented on May 27, 1999, as a result of the Iowa Utilities Board's approval of a final rate increase of $13.9 million annually. Rates for South Dakota customers increased $2.4 million annually effective May 1, 1999.

     Recovery of gas energy efficiency costs decreased $1.0 million compared to the second quarter of 1999. Again, changes in revenues from energy efficiency cost recovery are substantially offset by corresponding changes in other operating expenses.

     A $1 million decrease in gas margin due to more moderate temperatures was offset by a similar increase from customer growth and other sales factors compared to the second quarter of 1999. Margin for gas transported increased $0.9 million due to a 4.9% increase in volumes transported compared to the quarter ended June 30, 1999.

     Compared to the first six months of 1999, gas gross margin decreased approximately $2 million. Warmer temperatures in the six months ended June 30, 2000, resulted in a $6 million decrease in gas margin compared to the same period in 1999. In total, retail sales of natural gas decreased 9.8% compared to the 1999 period.

     Rate changes increased gas margin by approximately $5.4 million compared to the first six months of 1999 due to the rate increases discussed above. Recovery of gas energy efficiency costs decreased $2.2 million for the first six months of 2000 compared to the first six months of 2000.

REGULATED OPERATING EXPENSES

     Regulated other operating expenses decreased $1.5 million for the second quarter of 2000 compared to the second quarter of 1999. Information technology expenses were $1.0 million lower in the 2000 quarter due principally to consulting and other costs in the 1999 quarter to support newly implemented systems and for Y2K preparation. As mentioned in the gross margin sections above, energy efficiency costs and Cooper Tracker costs decreased compared to the three months ended June 30, 1999, which reduced other operating expenses by $2.9 million. Pension expense increased $2.4 million for the second quarter of 2000 compared to the same period in 1999.

     For the six months ended June 30, 2000, other operating expenses decreased $16.3 million compared to the same period in 1999. Information technology expenses for system maintenance and implementation were $6.9 million lower for the six months ended June 30, 2000, due principally to consulting and other costs in the 1999 period to support newly implemented systems and for Y2K preparation. Energy efficiency costs and Cooper Tracker costs decreased $4.4 million compared to the six months ended June 30, 1999. Costs related to manufactured gas plant clean up decreased $2.3 million due primarily to the timing of expenditures. Other factors contributing to the decrease were a reduction in employee incentive plan costs and an increase in 2000 of a reserve distribution from a nuclear insurance fund compared to the distribution in 1999.

     Maintenance expenses decreased $2.0 million and $3.8 million for the three months and six months ended June 30, 2000, respectively, compared to the same periods in 1999 due to the timing of coal-fired and nuclear generating plant maintenance. In addition, the six-month period ended June 30, 2000, includes recovery from insurance of transformer failure costs incurred in prior periods.

     Depreciation and amortization expense increased for the quarterly comparison due to an increase in utility plant. For the six-month comparison, the increase in utility plant depreciation was offset by decreases in nuclear decommissioning expense and amortization of regulatory assets for MidAmerican Energy's Illinois operations.

     Property and other taxes decreased for the three and six months ended June 30, 2000, compared to the 1999 periods due to a reduction in MidAmerican Energy's Iowa property tax assessed values.

NONREGULATED OPERATING REVENUES AND OPERATING EXPENSES

     Revenues and Cost of Sales -

     Revenues from nonregulated natural gas marketing operations increased $55.6 million to $80.0 million for the second quarter of 2000 compared to the same period in 1999. An increase in the average price per unit sold, reflective of a 65% increase in the average cost of gas, accounted for $30.7 million of the increase in revenues. Sales volumes increased 11 million MMBtus (102%) resulting in a $24.9 million increase in revenues. Related cost of sales increased $55.7 million and reflects the increase in cost per unit and sales volumes.

     Nonregulated revenues for the second quarter of 2000 include $4.5 million from MidAmerican Energy's market access service project, which began in the third quarter of 1999. The pilot project allows participating Iowa customers with at least 4 megawatts of load to choose their electric power supplier. MidAmerican Energy's revenues from project participants related to non-supply services, such as distribution and transmission, are reflected in regulated electric revenues. Cost of sales for the second quarter of 2000 includes $4.1 million related to the market access service project.

     Revenues from nonregulated natural gas marketing operations increased $68.2 million to $126.1 million for the six months ended June 30, 2000, compared to the same period in 1999. An increase in the average price per unit sold, reflective of a 60% increase in the average cost of gas, accounted for $48.1 million of the increase in revenues. Sales volumes increased 10 million MMBtus (35%) resulting in a $20.1 million increase in revenues. Related cost of sales increased $66.7 million and reflects the increase in cost per unit and sales volumes.

     Revenues and cost of sales for the market access service project totaled $8.6 million and $8.7 million, respectively, for the six months ended June 30, 2000.

     Beginning October 1, 1999, some non-residential customers in Illinois are allowed to select their electric power supplier. MidAmerican Energy's nonregulated revenues include $1.5 million in agency fees related to these supply services.

NON-OPERATING INCOME AND INTEREST EXPENSE

     Interest and dividend income -

     The increase in interest income is due to an increase in a note receivable related to accounts receivable sold.

     Other, Net -

     Other, Net reflects the discount on sold accounts receivable, net of a subservicer fee charged to MidAmerican Energy Funding Corporation for servicing the accounts. The discount is designed to cover the expenses of MidAmerican Energy Funding Corporation, including bad debt expense, subservicer fees, monthly administrative costs and interest. The discount is recorded in Other, Net because it is not reflected in utility cost of service for regulatory purposes. The discount, net of the subservicer fee, reduced Other, Net by $2.3 million and $1.7 million in the second quarter of 2000 and 1999, respectively, and $4.4 million and $4.6 million in the six months ended June 30, 2000 and 1999, respectively.

     Fixed Charges -

     The decrease in interest on long-term debt is due to long-term debt maturities in 1999 and 2000. Other interest expense decreased in the six months ended June 30, 2000, compared to the six months ended June 30, 1999, due to a decrease in short-term debt outstanding. For the quarter, average short-term debt outstanding was greater in 2000 than in 1999, resulting in an increase in interest expense. In addition, the 2000 quarter includes $0.6 million on interest related to a gas supplier tax refund that is refundable to customers.

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

     MidAmerican Energy has available a variety of sources of liquidity and capital resources, both internal and external. These resources provide funds required for current operations, construction expenditures, dividends, debt retirement and other capital requirements.

     As reflected on the Consolidated Statements of Cash Flows, MidAmerican Energy's net cash provided from operating activities was $190 million and $196 million the first six months of 2000 and 1999, respectively.

INVESTING ACTIVITIES AND PLANS

     Utility Construction Expenditures -

     MidAmerican Energy's primary need for capital is utility construction expenditures. For the first six months of 2000, utility construction expenditures totaled $81 million, including allowance for funds used during construction, or capitalized financing costs, and Quad Cities Station nuclear fuel purchases. All such expenditures were met with cash generated from utility operations.

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

     Nuclear Decommissioning -

     Each licensee of a nuclear facility is required to provide financial assurance for the cost of decommissioning its licensed nuclear facility. In general, decommissioning of a nuclear facility means to safely remove the facility from service and restore the property to a condition allowing unrestricted use by the operator. Based on information presently available, MidAmerican Energy expects to contribute approximately $42 million during the period 2000 through 2004 to external trusts established for the investment of funds for decommissioning Quad Cities Station. Approximately 65% of the trust's funds are invested in domestic corporate debt and common equity securities.
The remainder is invested in investment grade municipal and U.S. Treasury bonds.

     In addition, MidAmerican Energy makes payments to the Nebraska Public Power District related to decommissioning Cooper. These payments are reflected in other operating expenses in the Consolidated Statements of Income. Nebraska Public Power District estimates call for MidAmerican Energy to pay approximately $57 million to Nebraska Public Power District for Cooper decommissioning during the period 2000 through 2004. Nebraska Public Power District invests the funds predominantly in U.S. Treasury Bonds and other U.S. Government securities. Approximately 20% was invested in domestic corporate debt. MidAmerican Energy's obligation for Cooper decommissioning may be affected by the actual plant shutdown date and the status of the power purchase contract at that time. In July 1997, Nebraska Public Power District filed a lawsuit in United States District Court for the District of Nebraska naming MidAmerican Energy as the defendant and seeking a declaration of MidAmerican Energy's rights and obligations in connection with Cooper nuclear decommissioning funding. Refer to Part II, Item 1. Legal Proceedings, for further discussion of the litigation.

     Cooper and Quad Cities Station decommissioning costs charged to Iowa customers are to a large extent included in base rates, and recovery of increases in those amounts must be sought through the normal ratemaking process. Cooper decommissioning costs charged to Illinois customers are recovered through a rate rider on customer billings that is reviewed annually.

FINANCING ACTIVITIES, PLANS AND AVAILABILITY

     Debt Authorization and Credit Facilities -

     MidAmerican Energy currently has authority from the Federal Energy Regulatory Commission to issue short-term debt in the form of commercial paper and bank notes aggregating $400 million. As of June 30, 2000, MidAmerican Energy had in place a $325 million commercial paper program which is supported by $325 million of revolving credit facilities. In addition, MidAmerican Energy has a $5 million bank line of credit. MidAmerican Energy also has a revolving credit facility which is dedicated to providing liquidity for its obligations under outstanding pollution control revenue bonds that are periodically remarketed.

     MidAmerican Energy has authorization from the Federal Energy Regulatory Commission to issue up to an additional $338 million in various forms of long-term debt. MidAmerican Energy will also need authorization from the Illinois Commerce Commission prior to issuing any securities. If 90% or more of the proceeds from a securities issuance are used for refinancing purposes, MidAmerican Energy need only provide the commission with an "informational statement" prior to the issuance which sets forth the type, amount and use of the proceeds of the securities to be issued. If less than 90% of the proceeds are used for refinancing, MidAmerican Energy must file a comprehensive application seeking authorization prior to issuance. The Illinois Commerce Commission is required to hold a hearing before issuing its authorization.

     On July 24, 2000, MidAmerican Energy issued $162 million of 7.375% medium-term notes due August 1, 2002. Additionally, MidAmerican Energy entered into a two-year fixed-to-floating interest rate swap. The floating rate is based on a three-month LIBOR rate.

     Accounts Receivable Sold -

     In 1997, MidAmerican Energy entered into a revolving agreement, which expires in 2002, to sell all of its right, title and interest in the majority of its billed accounts receivable to MidAmerican Energy Funding Corporation, a special purpose entity established to purchase accounts receivable from MidAmerican Energy. Funding Corp. in turn sells receivable interests to outside investors. In consideration for the sale, MidAmerican Energy received $70 million in cash and the remaining balance in the form of a subordinated note, bearing interest at 8%, from Funding Corp. As of June 30, 2000, the revolving cash balance was $70 million, and the amount outstanding under the subordinated note was $45 million. As part of the agreement, the creditors of Funding Corp. will be entitled to be satisfied out of the assets of Funding Corp. prior to any value being returned to MidAmerican Energy or its creditors. Therefore, the accounts receivable sold are not reflected on MidAmerican Energy's Consolidated Balance Sheets. As of June 30, 2000, $118.1 million of accounts receivable, net of reserves, were sold under the agreement.

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

     As retail choice becomes more prevalent, the generation and retail portions of MidAmerican Energy's electric business will be most affected by competition. The introduction of competition in the wholesale market has resulted in a proliferation of power marketers and a substantial increase in market activity. As retail choice evolves, competition from other traditional utilities, power marketers and customer-owned generation could put pressure on utility margins.

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

     Accounting Effects of Industry Restructuring -

     A possible consequence of deregulation in the utility industry is that Statement of Financial Accounting Standards No. 71 may no longer apply. SFAS 71 sets forth accounting principles for operations that are regulated and meet certain criteria. For operations that meet the criteria, SFAS 71 allows, among other things, the deferral of costs that would otherwise be expensed when incurred. With the exception of the generation operations serving the Illinois jurisdiction, MidAmerican Energy's electric and gas utility operations currently meet the criteria required by SFAS 71, but its applicability is periodically reexamined. If portions of its utility operations no longer meet the criteria of SFAS 71, MidAmerican Energy could be required to write off the related regulatory assets and liabilities from its balance sheet, and thus, a material adjustment to earnings in that period could result if regulatory assets are not recovered in transition provisions of any resulting legislation. As of June 30, 2000, MidAmerican Energy had $255 million of net regulatory assets on its Consolidated Balance Sheet.

     Energy Efficiency -

     MidAmerican Energy's regulatory assets as of June 30, 2000, included $30.0 million of deferred energy efficiency costs. Based on the current level of recovery, MidAmerican Energy expects to recover these costs by the end of 2001. MidAmerican Energy is also allowed to recover its ongoing energy efficiency costs on a current basis. Recovery of these costs is being collected from customers based on projected annual costs of $16.4 million, which may be adjusted annually. Amortization of the deferred energy efficiency costs and current expenditures for energy efficiency costs will be reflected in other operating expenses over the related periods of recovery. The total of such costs for the years 2000 and 2001 is estimated to be $40 million and $34 million, respectively.

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

     Rate Matters: Gas -

     On July 11, 2000, the Illinois Commerce Commission issued an order approving a gas rate increase totaling $2.1 million, or 4.9%, annually effective July 18, 2000.

     Environmental Matters -

     The U.S. Environmental Protection Agency, or EPA, and state environmental agencies have determined that contaminated wastes remaining at decommissioned manufactured gas plant facilities may pose a threat to the public health or the environment if these contaminants are in sufficient quantities and at sufficient concentrations as to warrant remedial action.

     MidAmerican Energy has evaluated or is evaluating 27 properties which were, at one time, sites of gas manufacturing plants in which it may be a potentially responsible party. The purpose of these evaluations is to determine whether waste materials are present, whether the materials constitute an environmental or health risk, and whether MidAmerican Energy has any responsibility for remedial action. MidAmerican Energy's estimate of the probable costs for these sites as of June 30, 2000, was $27 million. This estimate has been recorded as a liability and a regulatory asset for future recovery through the regulatory process. Refer to Note B(1) of Notes to Consolidated Financial Statements for further discussion of MidAmerican Energy's environmental activities related to manufactured gas plant sites and cost recovery.

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

ACCOUNTING ISSUES

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", which was delayed by SFAS 137 and amended by SFAS 138 and is effective for MidAmerican Energy beginning January 1, 2001. SFAS 133 requires an entity to recognize all of its derivatives as either assets or liabilities in its statement of financial position and measure those instruments at fair value. MidAmerican Energy is in the process of evaluating the impact of this accounting standard.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     MidAmerican Energy is exposed to market risk, including changes in the market price of certain commodities and interest rates. The exposure to changes in market prices and interest rates at June 30, 2000 is not materially different than at December 31, 1999.

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





                                     MIDAMERICAN ENERGY COMPANY
                                     --------------------------
                                            (Registrant)







Date  August 10, 2000                  /s/  Patrick J. Goodman
    -----------------        -------------------------------------------------
                                            Patrick J. Goodman
                             Senior Vice President and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.
-----------

15     Awareness Letter of Independent Accountants

27     Financial Data Schedules (for electronic filing only).