Form 10-Q
period 2000-09-30
MIDAMERICAN ENERGY CO
filed 2000-11-09
CIK 928576

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended SEPTEMBER 30, 2000
                                              ------------------

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
                               Title of each Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---
As of October 31, 2000, all 70,980,203 outstanding shares of MidAmerican Energy Company's voting stock were held by its parent company, MHC Inc.

                           MIDAMERICAN ENERGY COMPANY

                                    FORM 10-Q

                                TABLE OF CONTENTS



                          PART I. FINANCIAL INFORMATION              PAGE NO.

ITEM 1.       Financial Statements

              Independent Accountants' Report..........................  3
              Consolidated Statements of Income........................  4
              Consolidated Balance Sheets..............................  5
              Consolidated Statements of Cash Flows....................  6
              Notes to Consolidated Financial Statements...............  7

ITEM 2.       Management's Discussion and Analysis of
                Financial Condition and Results of Operations.......... 12

                          PART II. OTHER INFORMATION

ITEM 1.       Legal Proceedings........................................ 23

ITEM 6.       Exhibits and Reports on Form 8-K......................... 24

Signatures............................................................. 25

Exhibit Index.......................................................... 26

INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors and Shareholder
MidAmerican Energy Company
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Energy Company and subsidiaries (the Company) as of September 30, 2000, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2000 and 1999 and the related consolidated statements of cash flows for the nine-month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

Des Moines, Iowa
October 27, 2000

                           MIDAMERICAN ENERGY COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                               THREE MONTHS                NINE MONTHS
                                            ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                          ----------------------    --------------------------
                                             2000        1999           2000          1999
                                          ---------    ---------    -----------    -----------
OPERATING REVENUES
Regulated electric ....................   $ 359,430    $ 352,861    $   919,866    $   894,339
Regulated gas .........................      71,573       62,472        349,628        304,532
Nonregulated ..........................     122,430       43,062        267,853        106,113
                                          ---------    ---------    -----------    -----------
                                            553,433      458,395      1,537,347      1,304,984
                                          ---------    ---------    -----------    -----------
OPERATING EXPENSES
Regulated:
  Cost of fuel, energy and capacity ...      68,062       66,072        183,551        167,739
  Cost of gas sold ....................      39,029       29,474        211,581        164,928
  Other operating expenses ............     102,906      107,828        307,660        328,854
  Maintenance .........................      29,761       26,969         84,438         85,440
  Depreciation and amortization .......      48,062       49,574        145,596        146,952
  Property and other taxes ............      18,380       17,731         56,789         58,544
                                          ---------    ---------    -----------    -----------
                                            306,200      297,648        989,615        952,457
                                          ---------    ---------    -----------    -----------
Nonregulated:
  Cost of sales .......................     118,409       40,181        252,994         98,585
  Other ...............................       5,609        3,723         14,479         11,845
                                          ---------    ---------    -----------    -----------
                                            124,018       43,904        267,473        110,430
                                          ---------    ---------    -----------    -----------
Total operating expenses ..............     430,218      341,552      1,257,088      1,062,887
                                          ---------    ---------    -----------    -----------

OPERATING INCOME ......................     123,215      116,843        280,259        242,097
                                          ---------    ---------    -----------    -----------

NON-OPERATING INCOME
Interest and dividend income ..........       4,594          767          7,179          2,454
Other, net ............................      (1,924)        (689)        (5,984)        (6,068)
                                          ---------    ---------    -----------    -----------
                                              2,670           78          1,195         (3,614)
                                          ---------    ---------    -----------    -----------

FIXED CHARGES
Interest on long-term debt ............      15,929       16,696         44,316         49,803
Other interest expense ................       1,176        1,124          8,177          9,210
Preferred dividends of subsidiary trust       1,995        1,995          6,047          5,985
Allowance for borrowed funds ..........        (467)        (311)        (1,220)          (917)
                                          ---------    ---------    -----------    -----------
                                             18,633       19,504         57,320         64,081
                                          ---------    ---------    -----------    -----------

INCOME BEFORE INCOME TAXES ............     107,252       97,417        224,134        174,402
INCOME TAXES ..........................      42,821       38,422         91,029         68,871
                                          ---------    ---------    -----------    -----------
NET INCOME ............................      64,431       58,995        133,105        105,531
PREFERRED DIVIDENDS ...................       1,239        1,239          3,716          3,716
                                          ---------    ---------    -----------    -----------

EARNINGS ON COMMON STOCK ..............   $  63,192    $  57,756    $   129,389    $   101,815
                                          =========    =========    ===========    ===========

        The accompanying notes are an integral part of these statements.

                           MIDAMERICAN ENERGY COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                    AS OF
                                                        ----------------------------
                                                        SEPTEMBER 30,   DECEMBER 31,
                                                            2000            1999
                                                        -------------   ------------
                                                        (UNAUDITED)
ASSETS
UTILITY PLANT
Electric .............................................   $4,423,032     $4,348,740
Gas ..................................................      824,942        809,112
                                                         ----------     ----------
                                                          5,247,974      5,157,852
Less accumulated depreciation and amortization .......    2,662,908      2,548,160
                                                         ----------     ----------
                                                          2,585,066      2,609,692
Construction work in progress ........................       29,280         33,739
                                                         ----------     ----------
                                                          2,614,346      2,643,431
                                                         ----------     ----------

POWER PURCHASE CONTRACT ..............................      100,130        106,481
                                                         ----------     ----------
CURRENT ASSETS
Cash and cash equivalents ............................       49,561          5,167
Receivables ..........................................      214,491        190,986
Inventories ..........................................       82,153         80,649
Prepaid taxes ........................................       22,889         22,889
Other ................................................        9,226         10,355
                                                         ----------     ----------
                                                            378,320        310,046
                                                         ----------     ----------

INVESTMENTS AND NONREGULATED PROPERTY, NET ...........      257,660        228,105
REGULATORY ASSETS ....................................      245,378        278,757
OTHER ASSETS .........................................       57,657         25,737
                                                         ----------     ----------
TOTAL ASSETS .........................................   $3,653,491     $3,592,557
                                                         ==========     ==========

CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common shareholder's equity ..........................   $1,187,244     $1,057,855
MidAmerican preferred securities, not subject to
  mandatory redemption ...............................       31,759         31,759
Preferred securities, subject to mandatory redemption:
  MidAmerican preferred securities ...................       50,000         50,000
  MidAmerican-obligated preferred securities of
    subsidiary trust holding solely MidAmerican
    junior subordinated debentures ...................      100,000        100,000
Long-term debt (excluding current portion) ...........      920,114        759,638
                                                         ----------     ----------
                                                          2,289,117      1,999,252
                                                         ----------     ----------
CURRENT LIABILITIES
Notes payable ........................................           --        204,000
Current portion of long-term debt ....................        1,477        110,861
Current portion of power purchase contract ...........       15,767         15,767
Accounts payable .....................................      179,178        131,186
Taxes accrued ........................................       97,967        112,663
Interest accrued .....................................       15,494         12,925
Other ................................................       31,794         30,226
                                                         ----------     ----------
                                                            341,677        617,628
                                                         ----------     ----------
OTHER LIABILITIES
Power purchase contract ..............................       52,281         52,281
Deferred income taxes ................................      556,866        561,000
Investment tax credit ................................       67,111         71,757
Other ................................................      346,439        290,639
                                                         ----------     ----------
                                                          1,022,697        975,677
                                                         ----------     ----------
TOTAL CAPITALIZATION AND LIABILITIES .................   $3,653,491     $3,592,557
                                                         ==========     ==========

        The accompanying notes are an integral part of these statements.

                           MIDAMERICAN ENERGY COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                        NINE MONTHS
                                                                    ENDED SEPTEMBER 30,
                                                                  ----------------------
                                                                    2000         1999
                                                                  ---------    ---------
NET CASH FLOWS FROM OPERATING ACTIVITIES
Net income ....................................................   $ 133,105    $ 105,531
Adjustments to reconcile net income to net cash provided:
  Depreciation and amortization ...............................     145,816      147,175
  Deferred income taxes and investment tax credit, net ........      (8,780)      (6,750)
  Amortization of other assets ................................      37,059       44,745
  Cash inflows of accounts receivable securitization...........      12,877        5,643
  Impact of changes in working capital ........................         676      (18,536)
  Other .......................................................       7,146       12,328
                                                                  ---------    ---------
    Net cash provided .........................................     327,899      290,136
                                                                  ---------    ---------

NET CASH FLOWS FROM INVESTING ACTIVITIES
Utility construction expenditures .............................    (119,447)    (115,997)
Quad Cities Nuclear Power Station decommissioning trust fund ..      (6,227)      (8,278)
Other investing activities, net ...............................        (446)     (11,717)
                                                                  ---------    ---------
    Net cash used .............................................    (126,120)    (135,992)
                                                                  ---------    ---------

NET CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid ................................................      (3,716)     (40,422)
Issuance of long-term debt, net of issuance cost ..............     161,156           --
Retirement of long-term debt, including reacquisition cost ....    (110,825)        (763)
Net change in notes payable ...................................    (204,000)    (117,106)
                                                                  ---------    ---------
    Net cash used .............................................    (157,385)    (158,291)
                                                                  ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..........      44,394       (4,147)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..............       5,167        5,370
                                                                  ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ....................   $  49,561    $   1,223
                                                                  =========    =========

ADDITIONAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized .....................   $  43,984    $  53,614
                                                                  =========    =========
Income taxes paid .............................................   $ 109,677    $ 128,014
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

     MidAmerican Energy is a public utility with electric and natural gas operations and is the principal subsidiary of MHC Inc. MHC is a wholly owned subsidiary of MidAmerican Funding, LLC, whose sole member is MidAmerican Energy Holdings Company. MHC, MidAmerican Funding and MidAmerican Energy Holdings are exempt public utility holding companies headquartered in Des Moines, Iowa.

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

     MidAmerican Energy estimates the range of possible costs for investigation, remediation and monitoring for the sites discussed above to be $22 million to $68 million. MidAmerican Energy's estimate of the probable cost for these sites as of September 30, 2000 was $26 million. The estimate consists of $3 million for investigation costs, $8 million for remediation costs, $13 million for groundwater treatment and monitoring costs and $2 million for closure and administrative costs. This estimate has been recorded as a liability and a regulatory asset for future recovery. MidAmerican Energy projects that these amounts will be paid or incurred over the next 10 years.

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

     Under the 1997 pricing plan settlement agreement, if MidAmerican Energy's annual Iowa electric jurisdictional return on common equity exceeds 12%, then earnings above the 12% level will be shared equally between customers and MidAmerican Energy; if the return exceeds 14%, then two-thirds of MidAmerican Energy's share of those earnings above the 14% level will be used for accelerated recovery of regulatory assets. The year 2000 is the last year this Iowa electric retail revenue sharing plan remains in effect. The 1997 pricing plan settlement agreement also precludes MidAmerican Energy from filing for increased rates prior to 2001 unless the return falls below 9%. Other parties signing the agreement are prohibited from filing for reduced rates prior to 2001 unless the return after reflecting credits to customers, exceeds 14%.

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

     A possible consequence of deregulation in the utility industry is that Statement of Financial Accounting Standards No. 71 may no longer apply. SFAS No. 71 sets forth accounting principles for operations that are regulated and meet certain criteria. For operations that meet the criteria, SFAS 71 allows, among other things, the deferral of costs that would otherwise be expensed when incurred. With the exception of the generation operations serving the Illinois jurisdiction, MidAmerican Energy's electric and gas utility operations currently meet the criteria of SFAS 71, but its applicability is periodically reexamined. If portions of its utility operations no longer meet the criteria of SFAS 71, MidAmerican Energy could be required to write off the related regulatory assets and liabilities from its balance sheet and thus, a material adjustment to earnings in that period could result if regulatory assets are not recovered in transition provisions of any resulting legislation. As of September 30, 2000, MidAmerican Energy had $245 million of regulatory assets on its Consolidated Balance Sheet.

E.   SEGMENT INFORMATION:

     MidAmerican Energy has two reportable operating segments: electric and gas. The electric segment derives most of its revenue from retail sales of regulated electricity to residential, commercial, and industrial customers and sales to other utilities. The gas segment derives most of its revenue from retail sales of regulated natural gas to residential, commercial, and industrial customers and also earns significant revenues by transporting gas owned by others through its distribution systems. Pricing for electric and gas sales are established separately by regulatory agencies; therefore, management also reviews each segment separately to make decisions regarding allocation of resources and in evaluating performance. Common operating costs, interest income, interest expense, income tax expense and equity in the net income or loss of investees are allocated to each segment.

     The following table provides MidAmerican Energy information on an operating segment basis (in thousands):

                                    Three Months                   Nine Months
                                  Ended September 30           Ended September 30
                               ------------------------    ---------------------------
                                  2000         1999           2000           1999
                               ---------    -----------    -----------    ------------
Revenues:
  Electric .................   $ 359,430    $   352,861    $   919,866    $   894,339
  Gas ......................      71,573         62,472        349,628        304,532
  Nonregulated and other (a)     122,430         43,062        267,853        106,113
                               ---------    -----------    -----------    -----------
                               $ 553,433    $   458,395    $ 1,537,347    $ 1,304,984
                               =========    ===========    ===========    ===========
Earnings on common stock:
  Electric .................   $  69,765    $    65,655    $   123,699    $   103,614
  Gas ......................      (4,586)        (7,342)        10,802            988
  Nonregulated and other (a)      (1,987)          (557)        (5,112)        (2,787)
                               ---------    -----------    -----------    -----------
                               $  63,192    $    57,756    $   129,389    $   101,815
                               =========    ===========    ===========    ===========

(a) "Nonregulated and other" consists of nonregulated gas operations, CBEC Railway and other nonregulated activities.

F.   OTHER COMPREHENSIVE INCOME:

     For the three months and nine months ended September 30, 2000 and 1999, there were no differences between MidAmerican Energy's comprehensive income and earnings on common stock.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  INTRODUCTION
                                  ------------

     MidAmerican Energy Company is a public utility with electric and natural gas operations. MidAmerican Energy is headquartered in Des Moines, Iowa, and is the principal subsidiary of MHC Inc. MHC has the following nonregulated subsidiaries: MidAmerican Capital Company, MidAmerican Services Company and Midwest Capital Group, Inc. MHC is a wholly owned subsidiary of MidAmerican Funding, LLC, whose sole member is MidAmerican Energy Holdings Company.

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

                              RESULTS OF OPERATIONS
                              ---------------------

REGULATED GROSS MARGIN

Regulated Electric Gross Margin:
--------------------------------

                                        Three Months          Nine Months
                                     Ended September 30    Ended September 30
                                     ------------------    ------------------
                                       2000      1999        2000      1999
                                       ----      ----        ----      ----
                                                  (In millions)
Operating revenues ..............      $359      $353        $920      $894
Cost of fuel, energy and capacity        68        66         184       168
                                       ----      ----        ----      ----
Electric gross margin ...........      $291      $287        $736      $726
                                       ====      ====        ====      ====

     MidAmerican Energy's electric gross margin for the third quarter of 2000 increased $4 million compared to the third quarter of 1999. A refund accrual for a revenue sharing arrangement in Iowa was $3.6 million less in the third quarter of 2000 than in the 1999 quarter, resulting in an increase in electric margin.

     Temperatures during the three months ended September 30, 2000, were slightly higher than temperatures in the third quarter of 1999, resulting in a $1 million increase in electric margin. Growth in the number of customers and other usage factors not dependent on weather increased electric margin by $2.8 million compared to the third quarter of 1999. In total, retail sales of electricity increased 3.3% for the three months ended September 30, 2000, compared to the same period in 1999.

     A higher cost of sales for Iowa retail sales resulted in a $2.0 million decrease in electric margin compared to the third quarter of 1999. Additionally, electric margin decreased $1.0 million due to a decrease in margins on off-system sales compared to the quarter ended September 30, 1999. Related sales volumes increased 6.9%; however, prices of off-system sales were less than in the 1999 quarter. Off-system sales are the supply of energy to other utilities, municipalities and marketers which in turn distribute it to end-use customers.

     Electric gross margin for the nine months ended September 30, 2000, increased $10 million compared to the same period in 1999.

     A refund accrual for a revenue sharing arrangement in Iowa was $5.1 million less in the nine months ended September 30, 2000, than in the 1999 nine-month period, resulting in an increase in electric margin.

     Growth in the number of customers and other usage factors not dependent on weather increased electric margin by $13.4 million compared to the nine-month period ended September 30, 1999. Temperatures during the nine months ended September 30, 2000, were more moderate than temperatures in the first nine months of 1999, resulting in a $6 million decrease in electric margin. In total, retail sales of electricity increased 2.7% for the first nine months of 2000 compared to the same period in 1999.

     MidAmerican Energy's margins on off-system sales increased $1.5 million for the nine months ended September 30, 2000, compared to the nine months ended September 30, 1999. Related off-system sales volumes increased 3.6% compared to the 1999 period.

     Electric revenues from the recovery of energy efficiency program costs, decreased $1.2 million compared to the nine months ended September 30, 1999. Changes in these revenues are substantially matched with corresponding changes in other operating expenses. The decrease in energy efficiency program costs is due to the completion in 1999 of two of the four-year recovery phases. One phase remains and will be completed in 2001. Refer to the discussion under "Energy Efficiency" in the OPERATING ACTIVITIES AND OTHER MATTERS section of MD&A for further discussion of energy efficiency cost recovery.

     Additionally, electric revenues from recovery mechanisms related to Cooper Nuclear Station costs, decommissioning costs and manufactured gas plant costs decreased $3.0 million compared to the nine months ended September 30, 1999. The decreases relate principally to corresponding decreases in costs for which the recovery mechanisms were established.

Regulated Gas Gross Margin:
---------------------------

                             Three Months          Nine Months
                          Ended September 30    Ended September 30
                          ------------------    ------------------
                            2000      1999        2000      1999
                            ----      ----        ----      ----
                                       (In millions)
     Operating revenues..    $72       $62        $350      $305
     Cost of gas sold ...     39        29         212       165
                             ---       ---        ----      ----
       Gas gross margin..    $33       $33        $138      $140
                             ===       ===        ====      ====

     MidAmerican Energy's regulated gas revenues include purchase gas adjustment clauses through which MidAmerican Energy is allowed to recover the cost of gas sold from most of its gas utility customers. Consequently, fluctuations in the cost of gas sold do not affect gross margin or net income because revenues reflect comparable fluctuations from the purchase gas adjustment clauses. An increase in the per-unit cost of gas for the three- and nine-month periods ended September 30, 2000 compared to the same periods in 1999 increased revenues and cost of gas sold by approximately $13 million and $63 million, respectively.

     Gross margin for gas transported decreased $0.7 million due to a 6.9% decrease in volumes transported compared to the quarter ended September 30, 1999. The decrease was partially offset by the impact of higher retail rates in Illinois and other usage factors.

     Compared to the first nine months of 1999, gas gross margin decreased approximately $2 million. Warmer temperatures in the nine months ended September 30, 2000, resulted in a $6 million decrease in gas margin compared to the same period in 1999. Customer growth and other usage factors not dependent on weather resulted in a $1.1 million increase in margin compared to the nine months ended September 30, 1999. In total, retail sales of natural gas decreased 9.9% compared to the 1999 period.

     Changes in retail gas rates increased gas margin by approximately $5.5 million compared to the first nine months of 1999. On January 22, 1999, the IUB approved a $6.7 million annual interim increase in gas rates for Iowa retail customers. An additional increase was implemented on May 27, 1999, as a result of the Iowa Utilities Board's approval of a final rate increase of $13.9 million annually. Rates for South Dakota customers increased $2.4 million annually effective May 1, 1999. On July 11, 2000, the Illinois Commerce Commission issued an order approving a gas rate increase totaling $2.1 million annually effective July 18, 2000.

     Recovery of gas energy efficiency costs decreased $2.5 million for the first nine months of 2000 compared to the first nine months of 1999. Consistent with electric revenues, changes in gas revenues from energy efficiency cost recovery are substantially offset by corresponding changes in other operating expenses.

REGULATED OPERATING EXPENSES

     Regulated other operating expenses decreased $4.9 million for the third quarter of 2000 compared to the third quarter of 1999. Decreases in health care and other benefit costs, injuries and damages costs and nuclear operations costs were the major causes of the decrease. Energy efficiency program costs, information technology expenses and assessments from utility regulatory agencies also decreased compared to the third quarter of 1999.

     For the nine months ended September 30, 2000, other operating expenses decreased $21.2 million compared to the same period in 1999. Information technology expenses for system maintenance and implementation were $7.3 million lower for the nine months ended September 30, 2000, due principally to consulting and other costs in the 1999 period to support newly implemented systems and for Y2K preparation. Energy efficiency costs and Cooper Tracker costs decreased $5.0 million compared to the nine months ended September 30, 1999. Costs related to manufactured gas plant clean up decreased $1.1 million due primarily to the timing of expenditures. Other factors contributing to the decrease were reductions in employee incentive plan costs and injuries and damages costs and an increase in 2000 of a reserve distribution from an insurance fund compared to the distribution in 1999.

     Maintenance expenses increased $2.8 million for the three months ended September 30, 2000, compared to the same period in 1999 due to the timing of coal-fired generating plant maintenance and increased forestry service costs. Maintenance expenses for the nine months ended September 30, 2000, decreased $1.0 million due to reductions in nuclear generating plant and general maintenance expenses and a recovery from insurance of transformer failure costs incurred in prior periods. The decreases were partially offset by an increase in forestry service costs.

     Depreciation and amortization expense decreased compared to the 1999 periods due to decreases in nuclear decommissioning expense and amortization of regulatory assets for MidAmerican Energy's Illinois operations. Utility plant depreciation increased due to the increase in utility plant.

     Property and other taxes decreased for the nine months ended September 30, 2000, compared to the 1999 period due to a reduction in MidAmerican Energy's Iowa property tax assessed values. Property taxes increased for third quarter comparison due to the effect of adjustments to the accruals in each of the third quarters.

NONREGULATED OPERATING REVENUES AND OPERATING EXPENSES

     Nonregulated Gas Gross Margin -

                                  Three Months          Nine Months
                               Ended September 30    Ended September 30
                               ------------------    ------------------
                                2000         1999     2000        1999
                               ------      ------    ------      ------
                                          (In millions)
     Operating revenues        $113.2      $ 34.1    $239.3      $ 92.1
     Cost of gas sold .         112.1        33.7     236.4        91.2
                               ------      ------    ------      ------
       Gross margin ...        $  1.1      $  0.4    $  2.9      $  0.9
                               ======      ======    ======      ======

     Revenues from nonregulated natural gas marketing operations increased $79.1 million for the third quarter of 2000 compared to the same period in 1999. An increase in the average price per unit sold, reflective of a 70% increase in the average cost of gas, accounted for $46.3 million of the increase in revenues. Sales volumes increased 12 million MMBtus (96%) resulting in a $32.8 million increase in revenues. The increase in sales volumes was driven principally by the addition of larger-use wholesale customers. The increase in related cost of sales reflects the increases in cost per unit sold and sales volumes.

     Revenues from nonregulated natural gas marketing operations increased $147.2 million for the nine months ended September 30, 2000, compared to the same period in 1999. An increase in the average price per unit sold, reflective of a 69% increase in the average cost of gas, accounted for $97.7 million of the increase in revenues. Sales volumes increased 22 million MMBtus (54%) resulting in a $49.5 million increase in revenues. The increase in sales volumes was driven principally by the addition of larger-use wholesale customers. The increase in related cost of sales reflects the increases in cost per unit sold and sales volumes.

     Other Nonregulated Revenues and Cost of Sales -

     Nonregulated revenues for the third quarter of 2000 include $4.8 million from MidAmerican Energy's market access service project, compared to $6.6 million in the third quarter of 1999, the initial quarter for the project. The pilot project allows participating Iowa customers with at least 4 megawatts of load to choose their electric power supplier. MidAmerican Energy's revenues from project participants related to non-supply services, such as distribution and transmission, are reflected in regulated electric revenues. Cost of sales decreased $1.9 million to $4.2 million related to the market access service project.

     Revenues and cost of sales for the market access service project increased $6.8 million and $6.9 million, respectively, for the nine months ended September 30, 2000.

     Beginning October 1, 1999, some non-residential customers in Illinois are allowed to select their electric power supplier. MidAmerican Energy's nonregulated revenues for the nine months ended September 30, 2000, include $1.9 million in agency fees and other revenues related to these supply services. Related cost of sales totaled $2.7 million. For the three months ended September 30, 2000, revenues and cost of sales totaled $0.5 million and $1.6 million, respectively.

     MidAmerican Energy performs work for its customers that is not regulated, including distribution maintenance and forestry services. Increased efforts in these services also contributed to the increase in nonregulated revenues.

     Nonregulated Operating Expenses: Other -

     Other operating expenses for MidAmerican Energy's nonregulated services increased $1.9 million and $2.6 million for the three months and nine months ended September 30, 2000, compared to the same periods in 1999. The increase was due principally to costs related to nonregulated distribution services performed for customers.

NON-OPERATING INCOME AND INTEREST EXPENSE

     Interest and dividend income -

     The increase in interest income for the three months and nine months ended September 30, 2000, was due principally to interest from a joint plant operator for funds held by them. Additionally, a more favorable cash position and an increase in a note receivable related to accounts receivable sold contributed to the increase in interest income.

     Other, Net -

     Other, Net, which includes a number of non-operating income and deduction items, decreased $1.2 million for the three months ended September 30, 2000, compared to the same period in 1999. For the nine months ended September 30, 2000, Other, Net increased $0.1 million compared to the 1999 period.

     Other, Net includes a discount on sold accounts receivable, net of a subservicer fee charged to MidAmerican Energy Funding Corporation for servicing the accounts. The discount is designed to cover the expenses of MidAmerican Energy Funding Corporation, including bad debt expense, subservicer fees, monthly administrative costs and interest. The discount is recorded in Other, Net because it is not reflected in utility cost of service for regulatory purposes. The discount, net of the subservicer fee, reduced Other, Net by $2.5 million and $1.8 million in the third quarter of 2000 and 1999, respectively, and $6.9 million and $6.4 million in the nine months ended September 30, 2000 and 1999, respectively.

     Other, Net for the three months and nine months ended September 30, 1999, also includes a $1.9 million gain on the sale of rail cars. Income related to the cash surrender value of corporate-owned life insurance policies totaled $0.6 million and $1.9 million for the three months and nine months ended September 30, 2000, respectively, compared to a net loss of $0.5 million and $1.6 million for the three months and nine months ended September 30, 1999, respectively.

     Fixed Charges -

     The decrease in interest on long-term debt was due to long-term debt maturities in 1999 and 2000. The decreases resulting from maturities of long-term debt were partially offset by interest on $162 million of 7.375% medium-term notes issued July 24, 2000.

     Other interest expense decreased in the nine months ended September 30, 2000, compared to the nine months ended September 30, 1999, due to a decrease in short-term debt outstanding. The decrease was partially offset by the effect of a credit to interest on state income taxes in the third quarter of 1999. In addition, the nine months ended September 30, 2000, includes $0.6 million of interest related to a gas supplier tax refund that is refundable to customers.

                         LIQUIDITY AND CAPITAL RESOURCES

     MidAmerican Energy has available a variety of sources of liquidity and capital resources, both internal and external. These resources provide funds required for current operations, construction expenditures, dividends, debt retirement and other capital requirements.

     As reflected on the Consolidated Statements of Cash Flows, MidAmerican Energy's net cash provided from operating activities was $328 million and $290 million the first nine months of 2000 and 1999, respectively.

INVESTING ACTIVITIES AND PLANS

     Utility Construction Expenditures -

     MidAmerican  Energy's  primary  need for  capital is  utility  construction expenditures. For the first nine months of 2000, utility construction expenditures totaled $119 million, including allowance for funds used during construction, or capitalized financing costs, and Quad Cities Station nuclear fuel purchases. All such expenditures were met with cash generated from utility operations.

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

FINANCING ACTIVITIES, PLANS AND AVAILABILITY

     Debt Authorization and Credit Facilities -

     MidAmerican Energy currently has authority from the Federal Energy Regulatory Commission to issue short-term debt in the form of commercial paper and bank notes aggregating $400 million. As of September 30, 2000, MidAmerican Energy had in place a $250 million commercial paper program which is supported by $250 million of revolving credit facilities. In addition, MidAmerican Energy has a $5 million bank line of credit. MidAmerican Energy also has a revolving credit facility which is dedicated to providing liquidity for its obligations under outstanding pollution control revenue bonds that are periodically remarketed.

     MidAmerican Energy has authorization from the Federal Energy Regulatory Commission to issue up to an additional $500 million in various forms of long-term debt. MidAmerican Energy will also need authorization from the Illinois Commerce Commission prior to issuing any securities. If 90% or more of the proceeds from a securities issuance are used for refinancing purposes, MidAmerican Energy need only provide the Illinois Commerce Commission with an "informational statement" prior to the issuance which sets forth the type, amount and use of the proceeds of the securities to be issued. If less than 90% of the proceeds are used for refinancing, MidAmerican Energy must file a comprehensive application seeking authorization prior to issuance. The Illinois Commerce Commission is required to hold a hearing before issuing its authorization.

     Accounts Receivable Sold -

     In 1997, MidAmerican Energy entered into a revolving agreement, which expires in 2002, to sell all of its right, title and interest in the majority of its billed accounts receivable to MidAmerican Energy Funding Corporation, a special purpose entity established to purchase accounts receivable from MidAmerican Energy. Funding Corp. in turn sells receivable interests to outside investors. In consideration for the sale, MidAmerican Energy received $70 million in cash and the remaining balance in the form of a subordinated note, bearing interest at 8%, from Funding Corp. As of September 30, 2000, the revolving cash balance was $70 million, and the amount outstanding under the subordinated note was $57 million. As part of the agreement, the creditors of Funding Corp. will be entitled to be satisfied out of the assets of Funding Corp. prior to any value being returned to MidAmerican Energy or its creditors. Therefore, the accounts receivable sold are not reflected on MidAmerican Energy's Consolidated Balance Sheets. As of September 30, 2000, $128.7 million of accounts receivable, net of reserves, were sold under the agreement.

OPERATING ACTIVITIES AND OTHER MATTERS

     Industry Evolution -

     Legislation to initiate retail electric competition was introduced in the Iowa legislature in the 2000 session, but it did not pass. Deregulation of the gas supply function related to small volume customers is also being considered by the Iowa Utilities Board. MidAmerican Energy has actively participated in the legislative and regulatory processes. MidAmerican Energy cannot predict the timing or ultimate outcome of any potential electric restructuring legislation or gas restructuring in Iowa.

     The introduction of competition in the wholesale market has resulted in a proliferation of power marketers and a substantial increase in market activity. The wholesale market has also increased in volatility. As this market matures, volatility may decline.

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

     In December 1999, the Federal Energy Regulatory Commission issued Order No. 2000 establishing among other things minimum characteristics and functions for regional transmission organizations. Public utilities that were not a member of an independent system operator at the time of the order are required to submit a plan by which its transmission facilities would be transferred to a regional transmission organization on a schedule that would allow the regional transmission organization to commence operating by December 15, 2001. MidAmerican Energy, which was not a member of an independent system operator, is presently evaluating options to comply with the order.

     Accounting Effects of Industry Restructuring -

     A possible consequence of deregulation in the utility industry is that Statement of Financial Accounting Standards No. 71 may no longer apply. SFAS 71 sets forth accounting principles for operations that are regulated and meet certain criteria. For operations that meet the criteria, SFAS 71 allows, among other things, the deferral of costs that would otherwise be expensed when incurred. With the exception of the generation operations serving the Illinois jurisdiction, MidAmerican Energy's electric and gas utility operations currently meet the criteria required by SFAS 71, but its applicability is periodically reexamined. If portions of its utility operations no longer meet the criteria of SFAS 71, MidAmerican Energy could be required to write off the related regulatory assets and liabilities from its balance sheet, and thus, a material adjustment to earnings in that period could result if regulatory assets are not recovered in transition provisions of any resulting legislation. As of September 30, 2000, MidAmerican Energy had $245 million of regulatory assets on its Consolidated Balance Sheet.

     Energy Efficiency -

     MidAmerican Energy's regulatory assets as of September 30, 2000, included $24.3 million of deferred energy efficiency costs. Based on the current level of recovery, MidAmerican Energy expects to recover these costs by the end of 2001. MidAmerican Energy is also allowed to recover its ongoing energy efficiency costs on a current basis. Recovery of these costs is being collected from customers based on projected annual costs of $16.4 million, which may be adjusted annually. Amortization of the deferred energy efficiency costs and current expenditures for energy efficiency costs will be reflected in other operating expenses over the related periods of recovery. The total of such costs for the years 2000 and 2001 is estimated to be $40 million and $34 million, respectively.

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

     Under the 1997 pricing plan settlement agreement, if MidAmerican Energy's annual Iowa electric jurisdictional return on common equity exceeds 12%, then earnings above the 12% level will be shared equally between customers and MidAmerican Energy. If the return exceeds 14%, then two-thirds of MidAmerican Energy's share of those earnings above the 14% level will be used for accelerated recovery of certain regulatory assets. The year 2000 is the last year this Iowa electric retail revenue sharing plan remains in effect. The pricing plan settlement agreement also precludes MidAmerican Energy from filing for increased rates prior to 2001 unless the return falls below 9%. Other parties signing the agreement are prohibited from filing for reduced rates prior to 2001 unless the return, after reflecting credits to customers, exceeds 14%. The agreement also eliminated MidAmerican Energy's energy adjustment clause, and, as a result, the cost of fuel is not directly passed on to customers.

     Environmental Matters -

     The U.S. Environmental Protection Agency, or EPA, and state environmental agencies have determined that contaminated wastes remaining at decommissioned manufactured gas plant facilities may pose a threat to the public health or the environment if these contaminants are in sufficient quantities and at sufficient concentrations as to warrant remedial action.

     MidAmerican Energy has evaluated or is evaluating 27 properties which were, at one time, sites of gas manufacturing plants in which it may be a potentially responsible party. The purpose of these evaluations is to determine whether waste materials are present, whether the materials constitute an
environmental   or  health  risk,  and  whether   MidAmerican   Energy  has  any
responsibility for remedial action. MidAmerican Energy's estimate of the probable costs for these sites as of September 30, 2000, was $26 million. This estimate has been recorded as a liability and a regulatory asset for future recovery through the regulatory process. Refer to Note B(1) of Notes to Consolidated Financial Statements for further discussion of MidAmerican Energy's environmental activities related to manufactured gas plant sites and cost recovery.

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

     Generating Capability -

     MidAmerican Energy is interconnected with Iowa and neighboring utilities and is involved in an electric power pooling agreement known as Mid-Continent Area Power Pool. Each MAPP participant is required to maintain for emergency purposes a net generating capability reserve of at least 15% above its system peak demand. MidAmerican Energy was able to maintain its capacity reserve requirement during the 2000 cooling season and was not adversely affected by the seasonal high prices in the off-system market.

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

ACCOUNTING ISSUES

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", which was delayed by SFAS 137 and amended by SFAS 138 and is effective for MidAmerican Energy beginning January 1, 2001. SFAS 133 requires an entity to recognize all of its derivatives as either assets or liabilities in its statement of financial position and measure those instruments at fair value. MidAmerican Energy is in the process of evaluating the impact of this accounting standard. Based on derivative positions in place at September 30, 2000, MidAmerican Energy believes the adoption of the standard will not have a material impact on its financial position or results of operations. The adoption of the standard will not have any impact on its cash flows.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 (SAB 101), "Revenue Recognition". SAB 101 provides additional guidance on revenue recognition criteria and related disclosure requirements. This SAB is effective beginning in the fourth quarter of 2000. Management does not anticipate that the final adoption of SAB 101 will have a material impact on MidAmerican Energy's consolidated financial statements.


QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     MidAmerican Energy is exposed to market risk, including changes in the market price of certain commodities and interest rates. The exposure to changes in market prices and interest rates at September 30, 2000 is not materially different than at December 31, 1999.

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

     On October 6, 1999, the court rendered summary judgment for Nebraska Public Power District on the above-mentioned issue concerning liability for decommissioning (issue one in the first paragraph above) and the related contingent counterclaims filed by MidAmerican Energy (issues one, two, three and five in the second paragraph above). The court referred all remaining issues in the case to mediation, and cancelled the November 1999 trial date. MidAmerican Energy has appealed the court's summary judgment. Oral arguments concerning MidAmerican Energy's appeal of the summary judgment were held before the United States Court of Appeals, Eighth Circuit, on October 16, 2000.

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





                                     MIDAMERICAN ENERGY COMPANY
                               --------------------------------------
                                            (Registrant)







Date  November 9, 2000                /s/  Patrick J. Goodman
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