Form 10-K405
period 2000-12-31
MIDAMERICAN ENERGY CO
filed 2001-03-01
CIK 928576

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended DECEMBER 31, 2000
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

All common stock of MidAmerican Energy Company is held by MHC Inc. As of February 20, 2001, 70,980,203 shares of common stock, without par value, were outstanding.

MidAmerican Energy Company meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format specified in General Instruction I(2) of Form 10-K.

                           MIDAMERICAN ENERGY COMPANY

                         2000 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                     Part I                                Page
                                     ------                                ----
Item 1    Business
            General Overview...............................................  3
            Financial Information About Industry Segments..................  5
            Description of Business........................................  5
              Regulated Electric Operations ...............................  7
              Regulated Natural Gas Operations............................. 10
              Nonregulated Operations...................................... 11
              Regulation................................................... 12
Item 2    Properties....................................................... 16
Item 3    Legal Proceedings................................................ 18
Item 4    Submission of Matters to a Vote of Security Holders.............. 19

                                     Part II
                                     -------
Item 5    Market for the Registrant's Common Equity and
            Related Stockholder Matters.................................... 20
Item 6    Selected Financial Data.......................................... 20
Item 7    Management's Discussion and Analysis of Financial
            Condition and Results of Operations............................ 20
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk....... 20
Item 8    Financial Statements and Supplementary Data...................... 20
Item 9    Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure......................... 20

                                    Part III
                                    --------
Item 10   Directors and Executive Officers of the Registrant............... 21
Item 11   Executive Compensation........................................... 23
Item 12   Security Ownership of Certain Beneficial Owners
            and Management................................................. 23
Item 13   Certain Relationships and Related Transactions................... 23

                                     Part IV
                                     -------
Item 14   Exhibits, Financial Statement Schedules and Reports on Form 8-K.. 24
Signatures ................................................................ 75
Exhibit Index.............................................................. 76

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

     On March 12, 1999, CalEnergy Company, Inc. acquired MHC. As a part of this transaction, the former CalEnergy, a Delaware corporation, was reincorporated as an Iowa corporation and changed its name to MidAmerican Energy Holdings Company. As a result, all direct and indirect subsidiaries of MHC, including MidAmerican Energy, each became an indirect subsidiary of MidAmerican Energy Holdings. MHC is a wholly owned subsidiary of MidAmerican Funding, LLC, whose sole member is MidAmerican Energy Holdings.

     On March 14, 2000, an investor group including Berkshire Hathaway Inc., Walter Scott, Jr., David L. Sokol and Gregory E. Abel completed its acquisition of MidAmerican Energy Holdings in accordance with a previously disclosed agreement and plan of merger, dated October 24, 1999, among MidAmerican Energy Holdings, Teton Formation L.L.C. and Teton Acquisition Corp. Mr. Scott is an Omaha, Nebraska businessman and a director of MidAmerican Energy Holdings, Mr. Sokol is Chairman and Chief Executive Officer of MidAmerican Energy Holdings, and Mr. Abel is Chief Operating Officer of MidAmerican Energy Holdings. In accordance with the merger agreement, Teton Acquisition was merged with and into MidAmerican Energy Holdings, maintaining the name MidAmerican Energy Holdings Company. With the completion of the transaction, MidAmerican Energy Holdings is now a privately owned company with publicly traded fixed-income securities.

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

     A substantial majority of MidAmerican Energy's retail business still operates in a rate-regulated environment and, accordingly, many decisions for obtaining and using resources are evaluated from an electric and gas regulated business perspective. MidAmerican Energy also manages its operations as four distinct business units: generation, transmission, energy distribution and retail. It is under this framework that MidAmerican Energy believes it can best prepare for, and succeed in, the energy business of the future. With these four business units, MidAmerican Energy is better able to focus on the specific needs and anticipated risks and opportunities of its major businesses. Certain administrative functions are handled by a corporate services group which supports all of the business units.

     Presently, significant functions of the generation business unit include the production of electricity, the purchase of electricity and natural gas, and the sale of wholesale electricity and natural gas. The transmission business unit coordinates all activities related to MidAmerican Energy's electric transmission facilities, including monitoring access to and assuring the reliability of the transmission system. The energy distribution business unit distributes electricity and natural gas to end-users, provides customer service and conducts related activities. Retail includes marketing and related functions for core and complementary products and services.

(B)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     Financial information on MidAmerican Energy's electric and gas segments of business is included under the Note titled "Segment Information" in Notes to Consolidated Financial Statements included in Part IV, Item 14 of this Form 10-K.

(C)  DESCRIPTION OF BUSINESS

     MidAmerican Energy is the largest energy company headquartered in Iowa, with assets and 2000 revenues totaling $3.8 billion and $2.3 billion, respectively. MidAmerican Energy is principally engaged in the business of generating, transmitting, distributing and selling electric energy and in distributing, selling and transporting natural gas. MidAmerican Energy distributes electricity at retail in Council Bluffs, Des Moines, Fort Dodge,
Iowa City, Sioux City and Waterloo, Iowa, the Quad Cities (Davenport and Bettendorf, Iowa and Rock Island, Moline and East Moline, Illinois) and a number of adjacent communities and areas. It also distributes natural gas at retail in Cedar Rapids, Des Moines, Fort Dodge, Iowa City, Sioux City and Waterloo, Iowa; the Quad Cities; Sioux Falls, South Dakota; and a number of adjacent communities and areas. As of December 31, 2000, MidAmerican Energy had 669,000 retail electric customers and 646,500 retail natural gas customers.

     In addition to retail sales, MidAmerican Energy sells electric energy and natural gas to other utilities, marketers and municipalities outside of MidAmerican Energy's delivery system. These sales are referred to as sales for resale or off-system sales. It also transports natural gas through its distribution system for a number of end-use customers who have independently secured their supply of natural gas.

     MidAmerican Energy's regulated electric and gas operations are conducted under franchises, certificates, permits and licenses obtained from state and local authorities. The franchises, with various expiration dates, are typically for 25-year terms.

     MidAmerican Energy has a residential, agricultural, commercial and diversified industrial customer group, in which no single industry or customer accounted for more than 4% of its total 2000 electric operating revenues or 2% of its total 2000 gas operating margin. Among the primary industries served by MidAmerican Energy are those which are concerned with the manufacturing, processing and fabrication of primary metals, real estate, food products, farm and other non-electrical machinery, and cement and gypsum products.

     MidAmerican  Energy  also  conducts  a  number  of  nonregulated   business
activities,   including  natural  gas  marketing.  Refer  to  the  "Nonregulated
Operations" section later in Part I for further discussion.

     For  the  year  ended  December  31,  2000,   MidAmerican   Energy  derived
approximately 52% of its gross operating revenues from its regulated electric business, 28% from its regulated gas business and 20% from its nonregulated business activities. For 1999 and 1998, the corresponding percentages were 66% electric, 25% gas and 9% nonregulated; and 69% electric, 25% gas and 6% nonregulated, respectively. The change in revenue mix for 2000 was driven by an increase in natural gas prices and in nonregulated natural gas sales activity.

     Historical electric sales by customer class as a percent of total electric sales and retail electric sales data by state as a percent of total retail electric sales are shown below:

                                           Total Electric Sales
                                             By Customer Class

                                      2000         1999          1998
                                      ----         ----          ----
Residential                           20.7%        21.0%        22.2%
Small General Service                 15.9         16.7         17.5
Large General Service                 28.6         26.9         28.1
Other                                  5.4          4.5          4.4
Sales for Resale                      29.4         30.9         27.8
                                    ------       ------       ------

Total                                100.0%       100.0%       100.0%
                                     =====        =====        =====

                                           Retail Electric Sales
                                                 By State

                                      2000         1999          1998
                                      ----         ----          ----
Iowa                                  89.3%        88.9%        88.4%
Illinois                              10.0         10.4         10.9
South Dakota                           0.7          0.7          0.7
                                     -----        -----        -----

Total                                100.0%       100.0%       100.0%
                                     =====        =====        =====

     Refer to Nonregulated Operations for a discussion of electric supplier choice in Illinois.

     Historical regulated gas sales, excluding transportation throughput, by customer class as a percent of total gas sales and by state as a percent of total retail gas sales are shown below:

                                         Total Regulated Gas Sales
                                             By Customer Class

                                      2000         1999          1998
                                      ----         ----          ----
Residential                           64.0%        63.5%        62.0%
Small General Service                 31.8         32.2         33.2
Large General Service                  4.0          4.0          3.8
Other                                  0.2          0.3          1.0
                                     -----        -----        -----

Total                                100.0%       100.0%       100.0%
                                     =====        =====        =====

                                             Retail Gas Sales
                                                 By State

                                      2000         1999          1998
                                      ----         ----          ----
Iowa                                  78.0%        78.8%        79.0%
Illinois                              10.2         10.3         10.2
South Dakota                          11.0         10.1         10.1
Nebraska                               0.8          0.8          0.7
                                     -----        -----        -----

Total                                100.0%       100.0%       100.0%
                                     =====        =====        =====

     There are seasonal variations in MidAmerican Energy's electric and gas businesses which are principally related to the use of energy for air conditioning and heating. In 2000, 38% of MidAmerican Energy's electric revenues were reported in the months of June, July, August and September, and 56% of MidAmerican Energy's gas revenues were reported in the months of January, February, March and December.

     At December 31, 2000, MidAmerican Energy had 3,720 full-time employees of which 1,740 were covered by union contracts. MidAmerican Energy has five separate contracts with locals of the International Brotherhood of Electrical Workers (IBEW), the United Association of Plumbers and Pipefitters and the United Paper Workers International Union. One contract with IBEW locals 109 and 499 expires February 29, 2004, and covers 1,664 employee members.

REGULATED ELECTRIC OPERATIONS

     The annual hourly peak demand on MidAmerican Energy's electric system occurs principally as a result of air conditioning use during the cooling season. In September 2000, MidAmerican Energy recorded an hourly peak demand of 3,648 MW, which was 185 MW less than MidAmerican Energy's record hourly peak of 3,833 MW set in July 1999.

     MidAmerican Energy's accredited net generating capability in the summer of 2000 was 4,507 MW. Accredited net generating capability represents the amount of generation available to meet the requirements on MidAmerican Energy's system, net of the effect of capacity purchases and sales, and consists of MidAmerican Energy-owned generation and generation under a long-term power purchase contract. The net generating capability at any time may be less than it would otherwise be due to regulatory restrictions, fuel restrictions and generating units being temporarily out of service for inspection, maintenance, refueling or modifications. Refer to Item 2, Properties, for detail of the accredited net generating capability for the summer of 2000.

     MidAmerican Energy is interconnected with Iowa utilities and utilities in neighboring states and is involved in an electric power pooling agreement known as Mid-Continent Area Power Pool. The Power Pool is a voluntary association of electric utilities doing business in Iowa, Minnesota, Nebraska and North Dakota and portions of Illinois, Montana, South Dakota and Wisconsin and the Canadian provinces of Saskatchewan and Manitoba. Its membership also includes power marketers, regulatory agencies and independent power producers. The Power Pool facilitates operation of the transmission system and is responsible for the safety and reliability of the bulk electric system.

     Each Power Pool participant is required to maintain for emergency purposes a net generating capability reserve of at least 15% above its system peak demand. If a participant's capability reserve falls below the 15% minimum, significant penalties could be contractually imposed by the Power Pool. MidAmerican Energy's reserve margin at peak demand for 2000 was approximately 25%.

     MidAmerican Energy's transmission system connects its generating facilities with distribution substations and interconnects with 14 other transmission providers in Iowa and five adjacent states. Under normal operating conditions, MidAmerican Energy's transmission system is unconstrained and has adequate capacity to deliver energy to MidAmerican Energy's distribution system and to export and import energy with other interconnected systems. MidAmerican Energy believes its interconnections and central location provide numerous opportunities to serve other markets. Refer to Item 2, Properties, for detail of transmission lines.

     The Federal Energy Regulatory Commission in its Order No. 2000 requires transmission owners, like MidAmerican Energy, to transfer control of transmission operations to a regional transmission organization. On October 16, 2000, MidAmerican Energy filed with FERC a plan for MidAmerican Energy to comply with Order No. 2000 by participating in the formation of a for-profit independent transmission company. MidAmerican Energy continues in its effort to form such a company.

Fuel Supply for Electric Operations
-----------------------------------

     MidAmerican Energy's sources of fuel for electric generation were as follows for the periods shown:

                                          Year Ended December 31,
                                      2000         1999          1998
                                      -----        -----         -----

         Coal                         75.9%        70.9%        79.2%
         Nuclear*                     23.6         28.2         19.5
         Gas                           0.3          0.7          1.1
         Oil/Hydro                     0.2          0.2          0.2
                                     -----        -----        -----
             Total                   100.0%       100.0%       100.0%
                                     =====        =====        =====

     *Nuclear includes generation purchased through a long-term power purchase agreement with Nebraska Public Power District. Refer to Item 2, Properties, for detail of generating facilities.

     Prior to July 1997, MidAmerican Energy was allowed to recover its energy costs relating to retail sales from its electric utility customers through energy adjustment clauses. Beginning in July 1997, the Iowa energy adjustment clause was eliminated as part of the Iowa pricing plan approved by the Iowa Utilities Board. Accordingly, fluctuations in energy costs now may affect MidAmerican Energy's earnings.

     All of the coal-fired generating stations operated by MidAmerican Energy are fueled by low-sulfur, western coal from the Powder River Basin and Hanna Basin mines. The use of low-sulfur western coal enables MidAmerican Energy to comply with the current acid rain provisions of the Clean Air Act Amendments of 1990 without having to install additional costly emissions control equipment at its generating stations or purchase additional emissions credits. MidAmerican Energy's coal supply portfolio includes multiple suppliers and mines under agreements of varying term and quantity flexibility. MidAmerican Energy regularly monitors the western coal market, looking for opportunities to improve its coal supply portfolio. MidAmerican Energy believes its sources of coal supply are and will continue to be satisfactory. Additional information regarding MidAmerican Energy's coal supply contracts is included in Note (4)(g) of Notes to Consolidated Financial Statements in Part IV, Item 14, of this Form 10-K.

     MidAmerican Energy can use both Union Pacific Railroad and Burlington Northern and Santa Fe Railway as originating carriers of its coal supply. Coal is delivered directly to Neal Energy Center by Union Pacific and to Council Bluffs Energy Center by either Union Pacific or Burlington Northern. Coal for MidAmerican Energy's Louisa and Riverside Energy Centers is delivered to an interchange point by either Burlington Northern or Union Pacific for transportation to its destination by the I&M Rail Link. MidAmerican Energy believes its coal transportation arrangements are adequate to meet its coal delivery needs.

     MidAmerican Energy uses natural gas and oil as fuel for peak demand electric generation, transmission support and standby purposes. These sources are presently in adequate supply and available to meet MidAmerican Energy's needs.

     MidAmerican Energy is a 25% joint owner of Quad Cities Generating Station, a nuclear power plant. Exelon Generation Company, LLC, the other joint owner and the operator of Quad Cities Station, is a subsidiary of Exelon Corporation. Exelon is the result of a merger in October 2000 of Unicom Corporation and PECO Energy Company. Commonwealth Edison, a subsidiary of Unicom, was the former operator and joint owner of Quad Cities Station.

     Approximately one-third of the nuclear fuel in the core at Quad Cities Station Units 1 and 2 is replaced every 24 months. Units 1 and 2 had refueling outages in October and January 2000, respectively.

     MidAmerican Energy has been advised by Exelon Generation that the majority of its uranium concentrate and uranium conversion requirements for Quad Cities Station through 2001 can be met under existing supplies or commitments. Exelon Generation foresees no problem in obtaining the remaining requirements now or obtaining future requirements. Exelon Generation further advises that all enrichment requirements have been contracted through 2004. Commitments for fuel fabrication have been obtained at least through 2006. Exelon Generation does not anticipate that it will have difficulty in contracting for uranium concentrates for conversion, enrichment or fabrication of nuclear fuel needed to operate Quad Cities Station.

     MidAmerican Energy purchases one-half of the power and energy of Cooper Nuclear Station through a long-term power purchase contract with Nebraska Public Power District. Approximately 25% of the fuel in the core at Cooper must be replaced every 18 months. A refueling outage occurred in March 2000. Nebraska Public Power District has informed MidAmerican Energy that it either has sufficient materials and services available to meet foreseeable Cooper requirements or that such materials and services are readily available from suppliers.

     Under the Nuclear Waste Policy Act of 1982, the U.S. Department of Energy is responsible for the selection and development of repositories for, and the permanent disposal of, spent nuclear fuel and high-level radioactive wastes. Exelon Generation and Nebraska Public Power District, as required by the Nuclear Waste Act, each signed a contract with the Department of Energy to provide for the disposal of spent nuclear fuel and high-level radioactive waste beginning not later than January 1998. The Department of Energy did not begin receiving spent nuclear fuel on the scheduled date, and it is expected that the schedule will be significantly delayed. The costs incurred by the Department of Energy for disposal activities are being financed by fees charged to owners and generators of the waste. The Nebraska Public Power District has informed MidAmerican Energy that there is on-site storage capability at Cooper sufficient to permit such interim storage at least through 2004, the remaining term of the long-term power purchase contract. Exelon Generation has informed MidAmerican Energy that existing on-site storage capability at Quad Cities Station is sufficient to permit interim storage into 2006. Meeting spent nuclear fuel storage requirements at Quad Cities Station beyond such time could require modifications to the spent fuel storage pools or new and separate storage facilities. For Quad Cities Station, Exelon Generation has informed MidAmerican Energy that they plan to develop interim spent fuel storage installation at Quad Cities Station to store additional spent nuclear fuel in dry casks.

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

     MidAmerican Energy also transports through its distribution system natural gas purchased independently by a number of end-use customers. During 2000, approximately 44% of total gas delivered on MidAmerican Energy's system was under gas transportation service.

Fuel Supply and Capacity
------------------------

     MidAmerican Energy purchases gas supplies from producers and third party marketers. To ensure system reliability, a geographically diverse supply portfolio with varying terms and contract conditions is utilized for the gas supplies.

     MidAmerican Energy has rights to firm pipeline capacity to transport gas to its service territory through direct interconnects to the pipeline systems of Northern Natural Gas, Natural Gas Pipeline Company of America, Northern Border Pipeline Company and ANR Pipeline Company. Firm capacity in excess of
MidAmerican Energy's system needs, resulting from differences between the capacity portfolio and seasonal system demand, can be resold to other companies to achieve optimum use of the available capacity. Past Iowa Utilities Board and South Dakota Public Utility Commission rulings have allowed MidAmerican Energy to retain 30% of Iowa margins earned on the resold capacity, with the remaining 70% being returned to customers through the purchased gas adjustment clause.

     MidAmerican Energy's cost of gas is recovered from customers through purchased gas adjustment clauses. In 1995, the Iowa Utilities Board gave initial approval of MidAmerican Energy's Incentive Gas Supply Procurement Program, which currently is extended through 2002. Under the program as amended, MidAmerican Energy is required to file with the Iowa Utilities Board every six months a comparison of its gas procurement costs to an index-based reference price. If MidAmerican Energy's cost of gas for the period is less or greater than an established tolerance band around the reference price, then MidAmerican Energy shares a portion of the savings or cost with customers. A similar program is in effect in South Dakota. Since the implementation of the program, MidAmerican Energy has successfully achieved and shared in savings for its natural gas customers.

     MidAmerican Energy utilizes leased gas storage to meet peak day requirements and to manage the daily changes in demand due to changes in weather. The storage gas is typically replaced during the summer months. In addition, MidAmerican Energy also utilizes three liquefied natural gas plants and two propane-air plants to meet peak day demands.

     On February 2, 1996, MidAmerican Energy had its highest peak-day delivery of 1,143,026 MMBtus. This peak-day delivery consisted of approximately 88% traditional sales service and 12% transportation service of customer-owned gas. MidAmerican Energy's 2000/2001 winter heating season peak-day delivery of 1,037,287 MMBtus was reached on December 21, 2000. This peak-day delivery included approximately 76% traditional sales service and 24% transportation service.

     The supply sources utilized by MidAmerican Energy to meet its 2000/2001 peak-day deliveries to its traditional sales service customers were:

                                               Thousands      Percent
                                                  of            of
                                                 MMBtus        Total
                                               ---------      -------

     Leased Storage and Peak Shaving Plants       217.6         27.6%
     Firm Supply                                  569.5         72.4
                                                  -----        -----
     Total                                        787.1        100.0%
                                                  =====        =====

     MidAmerican Energy has strategically built multiple pipeline interconnections into several of its larger communities. MidAmerican Energy operates interconnects with Northern Natural Gas, Natural Gas Pipeline, Northern Border, and ANR Pipeline Company into the Quad Cities; with Northern Natural Gas, Natural Gas Pipeline, and Northern Border into Cedar Rapids/Iowa City; and with Northern Natural Gas and Natural Gas Pipeline into Des Moines. Multiple pipeline interconnects create competition among pipeline suppliers for transportation capacity to serve those communities, thus reducing costs. In addition, multiple pipeline interconnects give MidAmerican Energy the ability to optimize delivery of the lowest cost supply from the various pipeline supply basins into these communities and increase delivery reliability. Benefits to MidAmerican Energy's system customers are shared with all jurisdictions through a consolidated purchased gas adjustment clause.

     MidAmerican Energy does not anticipate difficulties in meeting its future demands through the use of its supply portfolio and pipeline interconnections for the foreseeable future.

NONREGULATED OPERATIONS

     MidAmerican Energy's nonregulated operations include a variety of activities outside of the traditional regulated electric and gas services. A majority of MidAmerican Energy's nonregulated revenue is generated by its nonregulated natural gas marketing services. MidAmerican Energy purchases gas from producers and third party marketers and sells it to wholesalers and end-users. Beginning in May 1998, contracts previously serviced by a nonregulated subsidiary of MHC were renewed as MidAmerican Energy contracts, creating a significant increase in these operations at MidAmerican Energy. In addition, MidAmerican Energy manages gas supplies for a number of commercial end-users and sells these customers gas to meet their supply requirements. Sales volumes for these nonregulated gas marketing services totaled 90 million MMBtus, 58 million MMBtus and 39 million MMBtus for 2000, 1999 and 1998, respectively.

     MidAmerican Energy's nonregulated revenues reflect revenues from its market access service project, which began in the third quarter of 1999. The pilot project allows larger Iowa customers that are participating in the project to choose their electric power supplier. MidAmerican Energy's revenues from project participants related to non-supply services, such as distribution and transmission, continue to be reflected in regulated electric revenues.

     In Illinois beginning October 1, 1999, larger non-residential customers and 33% of the remaining non-residential customers were allowed to select their provider of electric supply services. All other non-residential customers were allowed supplier choice starting December 31, 2000. Residential customers all receive the opportunity to select their electric supplier beginning May 1, 2002. MidAmerican Energy's nonregulated revenues include agency fees and other revenues related to these supply services.

     Nonregulated revenues of MidAmerican Energy also include awards received for successful performance under its Incentive Gas Supply Procurement Plan discussed in the "Regulated Natural Gas Operations" section.

     Historical nonregulated revenues for MidAmerican Energy are shown below (in millions):

                                            2000         1999         1998
                                            ----         ----         ----

     Nonregulated wholesale gas             $337         $135         $ 89
     Nonregulated retail gas                  71            1            1
     Nonregulated retail electric             21           11            -
     Other                                    20           11           18
                                            ----         ----         ----
                                            $449         $158         $108
                                            ====         ====         ====

REGULATION

General Utility Regulation
--------------------------

     MidAmerican Energy is a public utility within the meaning of the Federal Power Act and a natural gas company within the meaning of the Natural Gas Act. Therefore, it is subject to regulation by the Federal Energy Regulatory
Commission in regard to numerous activities, including the issuance of securities, accounting policies and practices, electricity sales for resale rates, the establishment and regulation of electric interconnections and transmission services and replacement of certain gas utility property.

     MidAmerican Energy is regulated by the Illinois Commerce Commission as to bundled retail rates, unbundled delivery services, services that have not been declared to be competitive, issuance of securities, affiliate transactions, construction, acquisition and sale of utility property, acquisition and sale of securities and in other respects as provided by the laws of Illinois. MidAmerican Energy is regulated by the Iowa Utilities Board as to retail rates, services, construction of utility property and in other respects as provided by the laws of Iowa. MidAmerican Energy is also subject to regulation by the South Dakota Public Utility Commission as to electric and gas retail rates and service as provided by the laws of South Dakota.

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

     In December 1997, Illinois enacted a law to restructure Illinois' electric utility industry. The law changes how and what electric services are regulated by the Illinois Commerce Commission and transitions portions of the traditional electric services to a competitive environment. In general, the law limits the Illinois Commerce Commission's regulatory authority over a utility's generation and also relaxes its regulatory authority over many corporate transactions, such as the transfer of generation assets to affiliates. Special authority and limitations of authority apply during the transition to a competitive marketplace. Also, the law permits utilities to eliminate their fuel adjustment clauses and incorporates provisions by which earnings in excess of allowed amounts are either partially refunded to customers or are used to accelerate a company's regulatory asset cost recovery. Electric rates are frozen, subject to certain exceptions, until 2005.

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

Nuclear Regulation
------------------

     MidAmerican Energy is subject to the jurisdiction of the Nuclear Regulatory Commission with respect to its license and 25% ownership interest in Quad Cities Station Units 1 and 2. Exelon Generation is the operator of Quad Cities Station and is under contract with MidAmerican Energy to secure and keep in effect all necessary Nuclear Regulatory Commission licenses and authorizations.

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

     Federal regulations provide that any nuclear operating facility may be required to cease operation if the Nuclear Regulatory Commission determines there are deficiencies in state, local or utility emergency preparedness plans relating to such facility, and the deficiencies are not corrected. Exelon Generation and Nebraska Public Power District have advised MidAmerican Energy that emergency preparedness plans for Quad Cities Station and Cooper, respectively, have been approved by the Nuclear Regulatory Commission. Exelon Generation and Nebraska Public Power District have also advised MidAmerican Energy that state and local plans relating to Quad Cities Station and Cooper, respectively, have been approved by the Federal Emergency Management Agency.

     The Nuclear Regulatory Commission also regulates the decommissioning of nuclear power plants including the planning and funding for the eventual decommissioning of the plants. In response to these regulations, MidAmerican Energy submitted a report to the Nuclear Regulatory Commission in July 1990, and every two years thereafter, providing "reasonable assurance" that funds will be available to pay the costs of decommissioning its share of Quad Cities Station. Nebraska Public Power District has advised MidAmerican Energy that a report addressing decommissioning funding for Cooper has been submitted to the Nuclear Regulatory Commission.

     MidAmerican Energy has established external trusts for the investment of funds collected for nuclear decommissioning associated with Quad Cities Station. Nebraska Public Power District maintains an internal account and an external trust for decommissioning funds associated with Cooper to which MidAmerican Energy has made contributions. Electric tariffs currently in effect include provisions for annualized collection of estimated decommissioning costs at Quad Cities Station and Cooper. In Illinois, Cooper nuclear decommissioning costs are included in customer billings through a mechanism that permits annual adjustments. In Iowa, Quad Cities Station and Cooper decommissioning costs are reflected in base rates. MidAmerican Energy's cost related to decommissioning funding in 2000 was $19.8 million. Refer to "Cooper Litigation" under "Legal Proceedings" in Part I, Item 3 of this form 10-K for discussion of a proceeding related to the Cooper power purchase agreement.

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

     Air Quality -

     The Clean Air Act Amendments of 1990 were signed into law in November 1990. Essentially all utility generating units are subject to the provisions of those amendments which address continuous emissions monitoring, permit requirements and fees and emissions of certain substances. MidAmerican Energy has five jointly owned and six wholly owned coal-fired generating units, which represent approximately 65% of MidAmerican Energy's electric generating capability. MidAmerican Energy's generating units meet all requirements under Title IV of the Clean Air Act Amendments of 1990. Title IV, which is also known as the Acid Rain Program, sets forth requirements for the emission of sulfur dioxide and nitrogen oxides at electric utility generating stations.

     Refer to Note (4)(c) in Notes to Consolidated Financial Statements in Part IV, Item 14, of this Form 10-K for additional information regarding air quality regulation.

     Water Quality -

     Under the Federal Water Pollution Control Act Amendments of 1972, as amended, MidAmerican Energy is required to obtain National Pollutant Discharge Elimination System permits to discharge effluents (including thermal discharges) from its properties into various waterways. The permits are subject to renewal after specified time periods not to exceed five years. MidAmerican Energy has obtained all necessary National Pollutant Discharge Elimination System permits for its generating stations.

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

     MidAmerican Energy estimates the range of possible costs for investigation, remediation and monitoring for these sites to be $22 million to $68 million. MidAmerican Energy is evaluating or has evaluated 27 properties which were, at one time, sites of gas manufacturing plants in which MidAmerican Energy may be a potentially responsible party. MidAmerican Energy's estimate of the probable cost for these sites as of December 31, 2000, was $24 million. The Illinois Commerce Commission has approved the use of a tariff rider which permits recovery of the actual costs of litigation, investigation and remediation relating to former manufactured gas plant sites. MidAmerican Energy's present rates in Iowa provide for a fixed annual recovery of manufactured gas plant costs.

     Additional information relating to MidAmerican Energy's manufactured gas plant facilities is included under Note (4)(b) in Notes to Consolidated Financial Statements in Part IV, Item 14, of this Form 10-K.

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

     Other -

     A number of studies have examined the possibility of adverse health effects from electric and magnetic fields without conclusive results. Electric and magnetic fields are produced by all devices carrying or using electricity, including transmission and distribution lines and home appliances. MidAmerican Energy cannot predict the effect on construction costs of electric utility facilities or operating costs if electric and magnetic field regulations were to be adopted. Although MidAmerican Energy is not the subject of any suit involving electric and magnetic fields, litigation has been filed in a number of jurisdictions against a variety of defendants alleging that electric and magnetic fields had an adverse effect on health. If such litigation were successful, the impact on MidAmerican Energy and on the electric utility industry in general could be material.

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

     In accordance with the requirements of Section 112 of the Clean Air Act Amendments of 1990, the EPA has performed a study of the hazards to public health reasonably anticipated to occur as a result of emissions of hazardous air pollutants by electric utility steam generating units. In February 1998, EPA issued its Final Report to Congress, indicating that mercury is the hazardous air pollutant of greatest potential concern from coal-fired generating units and that additional research and monitoring are necessary. As such the EPA issued a request under Section 114 of the Clean Air Act Amendments of 1990 requiring all electric utilities to provide information that will allow the EPA to calculate the annual mercury emissions from each coal-fired generating unit for the calendar year 1999. In December 2000, the EPA concluded that it is appropriate and necessary to regulate mercury emissions from coal-fired generating units. It is anticipated that rules will be developed to regulate these emissions in 2003 to 2004. The cost to MidAmerican Energy of reducing its mercury emissions would depend on available technology at the time, but could be material.

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

     The net accredited generating capacity of MidAmerican Energy, along with participation purchases and sales, net are shown for summer 2000 accreditation.

                                                                 Company's Share
                                                                  of Accredited
                                               Percent              Generating
              Plant                           Ownership  Fuel    Capability (MW)
------------------------------------------    ---------  ----    ---------------
     Steam Electric Generating Plants:
       Council Bluffs Energy Center
         Unit No. 1                              100.0   Coal          43
         Unit No. 2                              100.0   Coal          88
         Unit No. 3                               79.1   Coal         534
       George Neal Station
         Unit No. 1                              100.0   Coal         135
         Unit No. 2                              100.0   Coal         300
         Unit No. 3                               72.0   Coal         371
         Unit No. 4                               40.6   Coal         261
       Louisa Unit                                88.0   Coal         616
       Ottumwa Unit                               52.0   Coal         372
       Riverside Station
         Unit No. 3                              100.0   Coal           5
         Unit No. 5                              100.0   Coal         130
                                                                    -----
                                                                    2,855
                                                                    -----
     Combustion Turbines:
       Coralville - 4 units                      100.0   Gas/Oil       64
       Electrifarm - 3 units                     100.0   Gas/Oil      200
       Moline - 4 units                          100.0   Gas/Oil       64
       Parr - 2 units                            100.0   Gas/Oil       32
       Pleasant Hill Energy Center - 3 units     100.0   Oil          160
       River Hills Energy Center - 8 units       100.0   Gas/Oil      120
       Sycamore Energy Center - 2 units          100.0   Gas/Oil      149
                                                                    -----
                                                                      789
                                                                    -----
     Nuclear:
       Cooper (1)                                 (1)    Nuclear      379
       Quad Cities Station
         Unit No. 1                               25.0   Nuclear      190
         Unit No. 2                               25.0   Nuclear      193
                                                                    -----
                                                                      762
                                                                    -----
     Hydro:
       Moline - 4 units                          100.0   Water          3

     Portable Power Modules - 28 units           100.0   Oil           56
                                                                    -----

     Net Accredited Generating Capacity                             4,465

     Participation Purchases and Sales, Net                            42
                                                                    -----
     Total Net Accredited Generating Capability                     4,507
                                                                    =====


     (1) Cooper is owned by the Nebraska Public Power District and the amount shown is MidAmerican Energy's entitlement (50%) of Cooper's accredited capacity under a power purchase agreement extending to the year 2004.

     The electric transmission system of MidAmerican Energy at December 31, 2000, included 897 miles of 345-kV lines and 1,110 miles of 161-kV lines.

     The gas distribution facilities of MidAmerican Energy at December 31, 2000, included 20,259 miles of gas mains and services.

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

     MidAmerican Energy appealed the court's summary judgment ruling. On December 12, 2000, the United States Court of Appeals for the Eighth Circuit reversed the ruling of the district court and granted summary judgment in favor of MidAmerican Energy issues one and five in the second paragraph above. Additionally, it remanded the case for trial on all other claims and counterclaims. It is not likely that a trial will occur prior to late spring or early summer of 2001.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
-----------------------------------------------------------
None.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
--------------------------------------------------------------------
     AND RESULTS OF OPERATIONS
     -------------------------

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
--------------------------------------------------------------------
     AND FINANCIAL DISCLOSURE
     ------------------------

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

     Information concerning the current directors and executive officers of MidAmerican Energy is as follows:

(A)  IDENTIFICATION
                                                          Served in      Served
                                                           Present         as
                               Present                     Position     Director
     Name                Age   Position                     Since        Since
     ----                ---   --------                   ---------    ---------


     David L. Sokol       44   Chairman and Director         1999         1999

     Gregory E. Abel      38   Chief Executive Officer
                                   and Director              1999         1999

     Ronald W. Stepien    54   President and Director        1999         1996

     Jack L. Alexander    53   Senior Vice President         1998

     Patrick J. Goodman   34   Senior Vice President,
                                 Chief Financial Officer
                                 and Director                1999         1999

     Keith D. Hartje      51   Senior Vice President         1999

     Steven A. McArthur   43   Senior Vice President
                                  and Director               1999         1999

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

RONALD W. STEPIEN

     President of MidAmerican Energy since November 1, 1998 and Director since 1996. Mr. Stepien served as Executive Vice President of MidAmerican Energy from November 1, 1996, to October 31, 1998, and Group Vice President from 1995 to November 1, 1996. Formerly, Mr. Stepien served as Vice President of Iowa-Illinois Gas and Electric from 1990 to 1995.

JACK L. ALEXANDER

     Senior Vice President of MidAmerican Energy since November 1, 1998. Mr. Alexander served as Vice President of MidAmerican Energy from November 1, 1996, to October 31, 1998, and held various executive and management positions with MidAmerican Energy and its predecessors for more than five years prior thereto.

PATRICK J. GOODMAN

     Senior Vice President, Chief Financial Officer and Director of MidAmerican Energy since April 1999. Mr. Goodman joined MidAmerican Energy Holdings in June 1995, and served in various accounting positions including Senior Vice President and Chief Accounting Officer. Prior to joining MidAmerican Energy Holdings, Mr. Goodman was a financial manager for National Indemnity Company and a senior associate at Coopers & Lybrand.

KEITH D. HARTJE

     Senior Vice President of MidAmerican Energy since March 1999. Mr. Hartje served as Vice President of MidAmerican Energy from March 1996 to March 1999, and held various executive and management positions with MidAmerican Energy and its predecessors for more than five years prior thereto.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     Information required by Item 13 is omitted pursuant to General Instruction I(2)(c)to Form 10-K.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
-----------------------------------------------------------------
     FORM 8-K
     --------

(A)1.  FINANCIAL STATEMENTS (INCLUDED HEREIN)
                                                                        Page No.

       Selected Consolidated Financial Data...........................    25
       Management's Discussion and Analysis of Financial Condition
          And Results of Operations...................................    26
       Consolidated Statements of Income
          For the Years Ended December 31, 2000, 1999 and 1998........    43
       Consolidated Statements of Comprehensive Income
          For the Years Ended December 31, 2000, 1999 and 1998........    44
       Consolidated Balance Sheets
          As of December 31, 2000 and 1999 ...........................    45
       Consolidated Statements of Cash Flows
          For the Years Ended December 31, 2000, 1999 and 1998........    46
       Consolidated Statements of Capitalization
          As of December 31, 2000 and 1999 ...........................    47
       Consolidated Statements of Retained Earnings
          For the Years Ended December 31, 2000, 1999 and 1998........    48
       Notes to Consolidated Financial Statements.....................    49
       Independent Auditors' Report...................................    73


(A)2.  FINANCIAL STATEMENT SCHEDULES (INCLUDED HEREIN)

     The  following   schedules   should  be  read  in   conjunction   with  the
aforementioned financial statements.

                                                                        Page No.
     MidAmerican Energy Company Consolidated Valuation
       and Qualifying Accounts (Schedule II) .........................    74

     Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

(A)3.  EXHIBITS

     See Exhibit Index on page 76.

(B)  REPORTS ON FORM 8-K

     None.

                           MIDAMERICAN ENERGY COMPANY
                      SELECTED CONSOLIDATED FINANCIAL DATA
                                 (IN THOUSANDS)

                                                                       DECEMBER 31
                                           -------------------------------------------------------------------
                                              2000          1999          1998          1997          1996
                                           ----------    ----------    ----------    ----------    -----------

INCOME STATEMENT DATA:
Revenues ..............................    $2,318,189    $1,791,036    $1,707,189    $1,727,855    $1,674,353
Operating income ......................       338,756       300,064       280,920       287,309       366,174
Net income from continuing operations .       165,456       127,331       115,593       125,941       165,132
Earnings on common from
  continuing operations ...............       160,501       122,376       110,641       119,453       154,731

BALANCE SHEET DATA:
Total assets ..........................    $3,823,566    $3,609,591    $3,585,530    $3,542,307    $3,774,653
Long-term debt (a) ....................       921,682       870,499       930,966     1,044,663     1,136,515
Power purchase obligation (a) .........        52,282        68,049        83,127        97,504       111,222
Short-term borrowings .................        81,600       204,000       206,221       122,500       161,700
Preferred stock:
  Not subject to mandatory redemption          31,759        31,759        31,759        31,763        31,769
  Subject to mandatory redemption (b)         150,000       150,000       150,000       150,000       150,000
Common shareholder's equity ...........     1,161,968     1,057,855       972,278       985,744       986,825


    (a) Includes amounts due within one year.
    (b) Includes MidAmerican Energy-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely MidAmerican Energy junior subordinated debentures.

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

     On March 12, 1999, CalEnergy Company, Inc. acquired MHC. As a part of this transaction, the former CalEnergy, a Delaware corporation, was reincorporated as an Iowa corporation and changed its name to MidAmerican Energy Holdings Company. As a result, all direct and indirect subsidiaries of MHC, including MidAmerican Energy, each became an indirect subsidiary of MidAmerican Energy Holdings. MHC is a wholly owned subsidiary of MidAmerican Funding, LLC, whose sole member is MidAmerican Energy Holdings.

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

REGULATED GROSS MARGIN

Regulated Electric Gross Margin:
--------------------------------

                                            2000        1999        1998
                                           ------      ------      ------
                                                    (In millions)
     Operating revenues                    $1,212      $1,179      $1,170
     Cost of fuel, energy and capacity        249         223         228
                                           ------      ------      ------
         Electric gross margin             $  963      $  956      $  942
                                           ======      ======      ======

     2000 vs. 1999 -

     Electric gross margin for 2000, increased $7 million compared to 1999 due principally to an improvement in off-system sales margins.

     MidAmerican Energy's margins on off-system sales increased $13.4 million compared to 1999. An increase in the average margin per unit sold more than offset a 3.2% decrease in sales volumes compared to 1999. Off-system sales are the delivery of energy to other utilities, municipalities and marketers outside of MidAmerican Energy's delivery system.

     The impact of temperatures increased electric gross margin approximately $5 million compared to 1999. Although temperatures during the first nine months of 2000 were more moderate than the comparable period in 1999, temperatures during fourth quarter of 2000 were significantly colder than temperatures in the fourth quarter of 1999, resulting in the overall positive effect on electric margin. Other usage factors not dependent on weather increased electric margin by $3.5 million compared to 1999. In total, retail sales of electricity increased 4.2% in 2000.

     Revenues from electric transmission services increased $1.3 million in 2000 compared to 1999 due to additional revenues from Mid-Continent Area Power Pool.

     A refund accrual for a revenue sharing arrangement in Iowa was $5.2 million greater in 2000 than in 1999, resulting in a decrease in electric margin. An increase in the cost of energy per unit sold reduced electric gross margin by $6.2 million compared to 1999.

     Electric revenues from the recovery of energy efficiency program costs decreased $2.3 million compared to 1999. Changes in these revenues are substantially matched with corresponding changes in other operating expenses. MidAmerican Energy began recovering from customers its remaining deferred energy efficiency costs and current, ongoing energy efficiency costs on September 29, 1997. Deferred energy efficiency costs are costs previously incurred by MidAmerican Energy which, in accordance with rate treatment, were not charged to expense until recovery from customers began. Recovery of deferred energy efficiency costs occurs over a four-year period from the date collection begins. The decrease in 2000 of the recovery of energy efficiency program costs is due to completion in 1999 of two of the recovery phases. One phase remains and will be completed in 2001. Approximately $34.8 million of MidAmerican Energy's 2000 electric revenues were from the recovery of energy efficiency program costs compared to $37.1 million in 1999. Refer to the discussion under "Energy Efficiency" in the "Operating Activities And Other Matters" section of MD&A for further discussion of energy efficiency cost recovery.

     Additionally, electric revenues from recovery mechanisms related to Cooper Nuclear Station costs, decommissioning costs and manufactured gas plant costs decreased $2.1 million compared to 1999. The decreases relate principally to corresponding decreases in costs for which the recovery mechanisms were established.

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

     Revenues from energy efficiency cost recovery decreased $7.3 million in 1999 compared to 1998. Collection of deferred energy efficiency costs decreased in 1999 due to the completion in 1998 of one of the four recovery periods. Approximately $37.1 million of MidAmerican Energy's 1999 electric revenues were from the recovery of energy efficiency program costs compared to $44.4 million in 1998.

     Revenues from electric transmission services decreased $4.0 million in 1999 compared to 1998 due principally to a reduction in transactions under MidAmerican Energy's transmission tariff. Under an order by the Federal Energy Regulatory Commission, the Mid-Continent Area Power Pool tariff was opened to transactions which previously would have been under the MidAmerican Energy tariff.

Regulated Gas Gross Margin:
---------------------------
                                2000          1999           1998
                               -----         -----          -----
                                         (In millions)
     Operating revenues        $ 656         $ 455          $ 430
     Cost of gas sold            448           259            243
                               -----         -----          -----
         Gas gross margin      $ 208         $ 196          $ 187
                               =====         =====          =====

     2000 vs. 1999

     MidAmerican Energy's regulated gas revenues include purchase gas adjustment clauses through which MidAmerican Energy is allowed to recover the cost of gas sold from most of its gas utility customers. Consequently, fluctuations in the cost of gas sold do not affect gross margin or net income because gas revenues reflect comparable fluctuations in revenues from purchase gas adjustment clauses. In 2000, MidAmerican Energy's per-unit cost of gas increased compared to 1999 which resulted in a $175 million increase in revenues and cost of gas sold for 2000.

     Colder temperatures in 2000 compared to 1999, due primarily to the fourth quarter of 2000, resulted in a $5 million increase in gas margin compared to 1999. Customer growth and other usage factors not dependent on weather resulted in a $4.2 million increase in gas margin compared to 1999. In total, retail sales of natural gas increased 5.8% compared to 1999.

     Changes in retail gas rates increased gas margin by approximately $4.3 million compared to 1999. On January 22, 1999, the Iowa Utilities Board approved a $6.7 million annual interim increase in gas rates for Iowa retail customers. An additional increase was implemented on May 27, 1999, as a result of the Iowa Utilities Board's approval of a final rate increase of $13.9 million annually. Rates for South Dakota customers increased $2.4 million annually effective May 1, 1999. On July 11, 2000, the Illinois Commerce Commission issued an order approving a gas rate increase totaling $2.1 million annually effective July 18, 2000.

     Recovery of gas energy efficiency costs decreased $2.5 million for 2000 compared to 1999. Consistent with electric revenues, changes in gas revenues from energy efficiency cost recovery are substantially offset by corresponding changes in other operating expenses.

     1999 vs. 1998 -

     In 1999, MidAmerican Energy's per-unit cost of gas increased compared to 1998 resulting in an $18 million increase in revenues and cost of gas sold for 1999.

     As discussed above, retail gas rates increased in 1999. These increases contributed approximately $10.3 million to the comparative increase in gas margin for 1999. Temperatures in 1999 were colder than in 1998 resulting in a $3 million increase in gas gross margin. Customer growth resulted in a $2.8 million improvement in gas margin in 1999.

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

REGULATED OPERATING EXPENSES

     Other Operating Expenses -

     Other operating expenses decreased $26.8 million compared to 1999. Information technology expenses were $8.5 million lower for 2000 due principally to consulting and other costs in 1999 to support newly implemented systems and for Y2K preparation. During 1999, MidAmerican Energy incurred transition costs related to MHC's March 1999 merger. The absence of similar costs in 2000 resulted in a $13.7 million reduction of other operating expenses in 2000 compared to 1999. Energy efficiency costs decreased $3.8 million compared to 1999 due to the completion of two recovery phases in 1999. Other factors contributing to the decrease in other operating expenses were reductions in employee incentive plan costs and injuries and damages costs and an increase in 2000 of a reserve distribution from an insurance fund compared to the distribution in 1999.

     Other operating expenses decreased $9.4 million for 1999 compared to 1998. As mentioned in the gross margin discussions, the recovery of one phase of deferred energy efficiency costs was completed in 1998, and accordingly, the costs for that phase have been fully amortized to expense. Recurring energy efficiency costs also decreased in 1999. As a result, energy efficiency costs decreased $9.5 million in 1999 compared to 1998. A concerted effort to reduce operating costs resulted in reductions in gas distribution costs, marketing and sales-related expenses, and customer service costs in 1999 compared to 1998. The decreases were partially offset by $13.7 million of transition costs in 1999 related to MHC's March 1999 merger and a $3.7 million increase in nuclear operations expenses.

     Maintenance -

     Maintenance expenses for 2000 increased $11.0 million due to reliability maintenance at generating plants and an increase in forestry service costs and related overhead distribution maintenance. Maintenance expenses increased $5.7 million for 1999 compared to 1998 due to the timing of generating plant maintenance and increased gas distribution and maintenance. The increases in these areas were partially offset by a $1.2 million decrease in 1999 for maintenance at the Quad Cities Station.

     Depreciation and Amortization -

     Depreciation and amortization expense increased in 2000 compared to 1999. Utility plant depreciation expense increased as a result of an increase in utility plant. Amortization of regulatory assets for MidAmerican Energy's Iowa operations increased in accordance with an Iowa revenue sharing plan. Refer to "Rate Matters" in the "Operating Activities And Other Matters" section of MD&A. Depreciation expense related to nuclear decommissioning funding for MidAmerican Energy's Illinois operations decreased for 2000 compared to 1999. The increase in depreciation and amortization expense in 1999 is due to several new software systems completed in late 1998 and 1999, including a new customer service system.

     Property and Other Taxes -

     Property and other taxes decreased for 2000 compared to 1999 due to a reduction in MidAmerican Energy's Iowa property tax assessed values. Property and other taxes decreased $10.3 million in 1999 compared to 1998. MidAmerican Energy's Iowa property tax expense decreased for 1999 due to reduced assessed values. Deregulation of the Illinois electric utility industry resulted in changes in the way public utility taxes are assessed in Illinois. The changes resulted in decreases in MidAmerican Energy's tax expense for 1999 compared to 1998. One of the taxes is now assessed directly on the energy consumer instead of through the utility. Accordingly, MidAmerican Energy's electric revenues reflect an equal reduction in 1999 for this tax collection change.

NONREGULATED OPERATING REVENUES AND OPERATING EXPENSES

     Nonregulated Gas Gross Margin -

                                 2000       1999      1998
                                ------     ------     ----
                                        (In millions)
     Operating revenues.....    $407.9     $136.3     $90.0
     Cost of gas sold.......     404.7      135.1      88.4
                                ------     ------     -----
       Gross margin.........    $  3.2     $  1.2     $ 1.6
                                ======     ======     =====

     Revenues from nonregulated natural gas marketing operations increased $271.6 million for 2000 compared to 1999. An increase in the average price per unit sold, reflective of a 93% increase in the average cost of gas, accounted for $195.7 million of the increase in revenues. Sales volumes increased 32 million MMBtus (56%) resulting in a $75.9 million increase in revenues. The increase in sales volumes was driven principally by the addition of larger-use wholesale customers and the addition of retail customer activity. The $269.6 million increase in related cost of sales reflects the increases in cost per unit sold and sales volumes.

     Revenues from nonregulated natural gas marketing operations increased $46.3 million for 1999 compared to 1998. Sales volumes increased 19 million MMBtus, or 49%, in 1999, contributing $43.5 million to the increase in natural gas marketing revenues. The increase in sales volumes was the result of a 28% increase in the average number of customers and a 16% increase in the average use per customer. The increase in the average number of customers relates principally to 1999 reflecting a full-year effect of an increase in customers in the last half of 1998. The increase was due to MidAmerican Energy beginning in May 1998 to service contracts previously serviced by another subsidiary of MHC. The increase in the average use per customer was due in part to a few large-use customers added at the end of 1998. The remaining increase in gas marketing revenues relates to a 3% increase in the average cost of gas. Cost of sales related to natural gas marketing operations increased $46.9 million in 1999 compared to 1998 and is reflective of the sales volume and cost increases affecting revenues.

     Other Nonregulated Revenues and Cost of Sales -

     Nonregulated revenues for 2000 include $17.9 million from MidAmerican Energy's market access service project, compared to $10.9 million in 1999. The pilot project, which began in the third quarter of 1999, allows larger Iowa customers that are participating in the project to choose their electric power supplier. MidAmerican Energy's revenues from project participants related to non-supply services, such as distribution and transmission, are reflected in regulated electric revenues. Cost of sales related to the market access service project increased from $9.7 million for 1999 to $17.3 million for 2000.

     Beginning October 1, 1999, some non-residential customers in Illinois are allowed to select their electric power supplier. MidAmerican Energy's nonregulated revenues for 2000 include $3.6 million in agency fees and other revenues related to these supply services. Related cost of sales totaled $4.3 million. No revenues or costs of sales were incurred in 1999 or 1998 related to these activities.

     MidAmerican Energy's nonregulated revenues also include pre-tax income from awards for successful performance under its incentive gas procurement program. Under the program, if MidAmerican Energy's cost of gas varies from an established reference price range, then the savings or cost is shared between customers and shareholders. The awards totaled $3.9 million, $1.6 million and $4.3 million in 2000, 1999 and 1998, respectively.

     MidAmerican Energy performs work for its customers that is not regulated, including distribution maintenance and forestry services. Increased efforts in these services also contributed to the increase in nonregulated revenues for 2000 compared to 1999. Revenues from work for other utilities in 1999 decreased $3.6 million compared to 1998.

     Nonregulated Operating Expenses: Other -

     Other operating expenses for MidAmerican Energy's nonregulated services increased $3.5 million for 2000 compared to 1999. The increase was due principally to costs related to nonregulated distribution services performed for customers.

     Other operating expenses for MidAmerican Energy's nonregulated services for 1999 compared to 1998 reflect decreases in costs related to storm repair for other utilities and appliance services of $3.4 million and $5.9 million respectively. These decreases were more than offset by increases related to costs of initiatives for new products and services.

NON-OPERATING INCOME AND INTEREST EXPENSE

     Interest and Dividend Income-

     The increase in interest income for 2000 compared to 1999 was due to $6.1 million of interest income from income tax refunds, $2.9 million of interest from a joint plant operator for funds held by them and a $2.5 million increase in interest on a note receivable related to sold accounts receivable. Additionally, MidAmerican Energy had a more favorable cash position from August to December 2000. Interest income in 1999 decreased compared to 1998 due to a reduction in short-term investments and in the note receivable related to sold accounts receivable.

     Other, Net -

     Other, Net includes a discount on sold accounts receivable, net of a subservicer fee charged to MidAmerican Energy Funding Corporation for servicing the accounts. The discount is designed to cover the expenses of MidAmerican Energy Funding Corporation, including bad debt expense, subservicer fees, monthly administrative costs and interest. The discount is recorded in Other, Net because it is not reflected in utility cost of service for regulatory purposes. The discount, net of the subservicer fee, reduced Other, Net by $8.3 million, $7.9 million and $7.0 million in 2000, 1999 and 1998, respectively.

     Income related to the cash surrender value of corporate-owned life insurance policies totaled $9.3 million, $0.3 million and $1.5 million for 2000, 1999 and 1998, respectively. Income for 2000 includes $7.4 million related to benefits paid on several policies.

     In 1999, MidAmerican Energy recorded a $5.4 million pre-tax gain from the sale of railcars which are used to service its coal-fired generating plants and $1.5 million of costs related to potential business opportunities.

     Fixed Charges and Preferred Dividends -

     MidAmerican Energy's interest on long-term debt decreased in 2000 and in 1999 compared to their respective prior years due to long-term debt refinancing in 1998 and debt maturities in each year.

                         LIQUIDITY AND CAPITAL RESOURCES

     MidAmerican Energy has available a variety of sources of liquidity and capital resources, both internal and external. These resources provide funds required for current operations, construction expenditures, dividends, debt retirement and other capital requirements.

     As reflected on the Consolidated Statements of Cash Flows, MidAmerican Energy's net cash provided from operating activities was $359 million, $330 million and $371 million in 2000, 1999 and 1998, respectively.

INVESTING ACTIVITIES AND PLANS

     Utility Construction Expenditures -

     MidAmerican Energy's primary need for capital is utility construction expenditures. For 2000, utility construction expenditures totaled $216 million, including allowance for funds used during construction, or capitalized financing costs, and Quad Cities Station nuclear fuel purchases. All such expenditures were met with cash generated from utility operations, net of dividends.

     Forecasted utility construction expenditures, including allowance for funds used during construction are $223 million for 2001 and $871 million for 2002 through 2005. Capital expenditure needs are reviewed regularly by management and may change significantly as a result of such reviews. MidAmerican Energy presently expects that all utility construction expenditures for the next five years will be met with cash generated from utility operations, net of dividends. The actual level of cash generated from utility operations is affected by, among other things, economic conditions in the utility service territory, weather and federal and state regulatory actions.

     Nuclear Decommissioning -

     Each licensee of a nuclear facility is required to provide financial assurance for the cost of decommissioning its licensed nuclear facility. In general, decommissioning of a nuclear facility means to safely remove the facility from service and restore the property to a condition allowing unrestricted use by the operator. Based on information presently available, MidAmerican Energy expects to contribute approximately $41 million during the period 2001 through 2005 to external trusts established for the investment of funds for decommissioning Quad Cities Station. Approximately 60% of the trusts' funds are now invested in domestic corporate debt and common equity securities. The remainder is invested in investment grade municipal and U.S. Treasury bonds.

     In addition, during the year 2000, MidAmerican Energy made payments to the Nebraska Public Power District related to decommissioning Cooper, based on an assumed shutdown of Cooper in September 2004. These payments are reflected in other operating expenses in the Consolidated Statements of Income. Based on Nebraska Public Power District decommissioning cost estimates, assuming a September 2004 shutdown of Cooper, MidAmerican Energy expects to accrue approximately $55 million for Cooper decommissioning during the period 2001 through 2004. The funds that have been provided to Nebraska Public Power District, with the understanding that Cooper will be shutdown in September 2004, are invested predominately in U.S. Treasury Bonds and other U.S. Government securities. Approximately 30% of the funds are invested in domestic corporate debt. MidAmerican Energy's obligation, if any, for Cooper decommissioning will be affected by the actual plant shutdown date. In July 1997, Nebraska Public Power District filed a lawsuit in United States District Court for the District of Nebraska naming MidAmerican Energy as the defendant and seeking a declaration of MidAmerican Energy's rights and obligations in connection with Cooper nuclear decommissioning funding. Refer to
Part I, Item 3. Legal Proceedings, for further discussion of the litigation.

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

FINANCING ACTIVITIES, PLANS AND AVAILABILITY

     Debt Authorization and Credit Facilities -

     MidAmerican Energy currently has authority from the Federal Energy Regulatory Commission to issue short-term debt in the form of commercial paper and bank notes aggregating $400 million. MidAmerican Energy currently has in place a $370.4 million revolving credit facility that supports its $250 million commercial paper program and its variable rate pollution control revenue obligations. In addition, MidAmerican Energy has a $5 million line of credit.

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

     Accounts Receivable Sold -

     In 1997, MidAmerican Energy entered into a revolving agreement, which expires in 2002, to sell all of its right, title and interest in the majority of its billed accounts receivable to MidAmerican Energy Funding Corporation, a special purpose entity established to purchase accounts receivable from MidAmerican Energy. MidAmerican Energy Funding Corporation in turn sells receivable interests to outside investors. In consideration for the sale, MidAmerican Energy received cash and a subordinated note, bearing interest at 8%, from MidAmerican Energy Funding Corporation. As of December 31, 2000, the revolving cash balance was $70 million, and the amount outstanding under the subordinated note was $114.9 million. The agreement is structured as a true sale, under which the creditors of MidAmerican Energy Funding Corporation will be entitled to be satisfied out of the assets of MidAmerican Energy Funding Corporation prior to any value being returned to MidAmerican Energy or its creditors. Therefore, the accounts receivable sold are not reflected on MidAmerican Energy's Consolidated Balance Sheets. As of December 31, 2000, $185.8 million of accounts receivable, net of reserves, were sold under the agreement.

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

     With the elimination of the energy adjustment clause in Iowa, MidAmerican Energy is financially exposed to movements in energy prices. Although MidAmerican Energy has sufficient low cost generation under typical operating conditions for its retail electric needs, a loss of adequate generation by MidAmerican Energy requiring the purchase of replacement power at a time of high market prices could subject MidAmerican Energy to losses on its energy sales.

     Legislative and Regulatory Evolution -

     In December 1997, the Governor of Illinois signed into law a bill to restructure Illinois' electric utility industry and transition it to a competitive market. Under the law, larger non-residential customers in Illinois and 33% of the remaining non-residential Illinois customers were allowed to select their provider of electric supply services beginning October 1, 1999. Starting December 31, 2000, all other non-residential customers were allowed supplier choice. Residential customers all receive the opportunity to select their electric supplier beginning May 1, 2002.

     The law provides for Illinois earnings above a computed level of return on common equity to be shared equally between customers and MidAmerican Energy. MidAmerican Energy's computed level of return on common equity is based on a rolling two-year average of the 30-year Treasury Bond rates plus a premium of 5.50% for 1998 and 1999 and a premium of 8.5% for 2000 through 2004. The two-year average above which sharing must occur for 2000 was 12.83%. Using the same 30-year Treasury bond average, the computed level of return would be 14.33% for 2001 through 2004. The law allows MidAmerican Energy to mitigate the sharing of earnings above the threshold return on common equity through accelerated recovery of regulatory assets.

     In December 1999, the Federal Energy Regulatory Commission issued Order No. 2000 establishing among other things minimum characteristics and functions for regional transmission organizations. Public utilities that were not a member of an independent system operator at the time of the order were required to submit a plan by which its transmission facilities would be transferred to a regional transmission organization on a schedule that would allow the regional transmission organization to commence operating by December 15, 2001. On October 16, 2000, MidAmerican Energy filed with the Federal Energy Regulatory Commission a plan for MidAmerican Energy to comply with Order No. 2000 by participating in the formation of a for-profit independent transmission company. MidAmerican Energy continues in its effort to form such a company.

     Accounting Effects of Industry Restructuring -

     A possible consequence of deregulation in the utility industry is that Statement of Financial Accounting Standards No. 71 (SFAS 71) may no longer apply. SFAS 71 sets forth accounting principles for operations that are regulated and meet the required criteria. For operations that meet the criteria, SFAS 71 allows, among other things, the deferral of expense or income that would otherwise be recognized when incurred. With the exception of the generation operations serving the Illinois jurisdiction, MidAmerican Energy's electric and gas utility operations currently meet the criteria required by SFAS 71, but its applicability is periodically reexamined. If portions of its utility operations no longer meet the criteria of SFAS 71, MidAmerican Energy could be required to write off the related regulatory assets and liabilities from its balance sheet, and thus, a material adjustment to earnings in that period could result if regulatory assets are not recovered in transition provisions of any resulting legislation. As of December 31, 2000, MidAmerican Energy had $231.1 million of regulatory assets, net of regulatory liabilities, on its Consolidated Balance Sheet.

     Energy Efficiency -

     MidAmerican Energy's regulatory assets as of December 31, 2000, included $22.8 million of deferred energy efficiency costs. Based on the current level of recovery, MidAmerican Energy expects to recover these costs by the end of 2001. MidAmerican Energy is also allowed to recover its ongoing energy efficiency costs on a current basis. These costs are being collected from customers based on projected annual expenditures of $16.4 million, which may be adjusted annually. Amortization of the deferred energy efficiency costs and current expenditures for energy efficiency costs will be reflected in other operating expenses over the related periods of recovery.

     Rate Matters: Electric -

     Under a 1997 pricing plan settlement agreement resulting from an Iowa Utilities Board rate proceeding, electric prices for MidAmerican Energy's Iowa industrial and commercial customers were reduced through a retail access pilot project, negotiated individual electric contracts and a tariffed rate reduction for some non-contract commercial customers.

     The negotiated electric contracts have differing terms and conditions as well as prices. The vast majority of the contracts expire during the period 2003 through 2005, although some large customers have contracts extending to 2008. Some of the contracts have price renegotiation and early termination provisions exercisable by either party. Prices are set as fixed prices; however, many contracts allow for potential price adjustments with respect to environmental costs, government imposed public purpose programs, tax changes, and transition costs. While the contract prices are fixed (except for the potential adjustment elements), the costs MidAmerican Energy incurs to fulfill these contracts will vary. On an aggregate basis the annual revenues under contract are approximately $180 million.

     Under the 1997 pricing plan settlement agreement, if MidAmerican Energy's annual Iowa electric jurisdictional return on common equity exceeds 12%, then earnings above the 12% level will be shared equally between customers and MidAmerican Energy. If the return exceeds 14%, then two-thirds of MidAmerican Energy's share of those earnings above the 14% level will be used for accelerated recovery of certain regulatory assets. During 2000, MidAmerican Energy credited $14.8 million to its Iowa non-contract customers related to the return calculation for 1999, which was approved by the Iowa Utilities Board, subject to additional refund. In 2000, MidAmerican Energy accrued $21.6 million for customer credits relating to 2000 operations. This Iowa electric retail revenue sharing plan remained in effect through the year 2000. The rates established by the pricing plan settlement agreement will remain in effect until either the plan is renegotiated or a change in rates is approved by the Iowa Utilities Board pursuant to a rate proceeding.

     The pricing plan settlement agreement also precluded MidAmerican Energy from filing for increased rates prior to January 1, 2001, unless the return fell below 9%. Other parties signing the agreement were prohibited from filing for reduced rates prior to 2001 unless the return, after reflecting credits to customers, exceeded 14%. The agreement also eliminated MidAmerican Energy's energy adjustment clause, and, as a result, the cost of fuel is not directly passed on to customers.

     Environmental Matters -

     The U.S. Environmental Protection Agency, or EPA, and state environmental agencies have determined that contaminated wastes remaining at decommissioned manufactured gas plant facilities may pose a threat to the public health or the environment if these contaminants are in sufficient quantities and at sufficient concentrations as to warrant remedial action.

     MidAmerican Energy has evaluated or is evaluating 27 properties which were, at one time, sites of gas manufacturing plants in which it may be a potentially responsible party. The purpose of these evaluations is to determine whether waste materials are present, whether the materials constitute an environmental or health risk, and whether MidAmerican Energy has any responsibility for remedial action. MidAmerican Energy's estimate of the probable costs for these sites as of December 31, 2000, was $24 million. This estimate has been recorded as a liability and a regulatory asset for future recovery through the regulatory process. Refer to Note (4)(b) of Notes to Consolidated Financial Statements for further discussion of MidAmerican Energy's environmental activities related to manufactured gas plant sites and cost recovery.

     Although the timing of potential incurred costs and recovery of costs in rates may affect the results of operations in individual periods, management believes that the outcome of these issues will not have a material adverse effect on MidAmerican Energy's financial position or results of operations.

     On July 18, 1997, the EPA adopted revisions to the National Ambient Air Quality Standards for ozone and a new standard for fine particulate matter. In May 1999, the U.S. Court of Appeals for the District of Columbia Circuit remanded the standards adopted in July 1997 back to the EPA indicating the EPA had not expressed sufficient justification for the basis of establishing the standards and ruling that the EPA has exceeded its constitutionally-delegated authority in setting the standards. As a result of the court's initial decision and the current status of the standards, the impact of any new standards on MidAmerican Energy is currently unknown. If the EPA successfully appeals the court's decision, however, and the new standards are implemented, then MidAmerican Energy could incur increased costs and a decrease in revenues. Refer to Note (4)(c) of Notes to Consolidated Financial Statements for further discussion of this issue.

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

     MidAmerican Energy believes it has adequate electric capacity reserve through at least 2004 and continues to manage its generating resources to ensure an adequate reserve in the future. However, significantly higher-than-normal temperatures during the cooling season could cause MidAmerican Energy's reserve to fall below the 15% minimum. If MidAmerican Energy fails to maintain the appropriate reserve, significant penalties could be contractually imposed by MAPP.

ACCOUNTING ISSUES

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", which was delayed by SFAS 137 and amended by SFAS 138. SFAS 133/138 requires an entity to recognize all of its derivatives as either assets or liabilities in its statement of financial position and measure those instruments at fair value. MidAmerican Energy implemented the new standards on January 1, 2001. The initial adoption of SFAS133/138 did not have a material impact on MidAmerican Energy's financial position or results of operations or any impact on its cash flows. Refer to Note (1)(i)(3) of Notes to Consolidated Financial Statements for further discussion.

     The FASB's Derivatives Implementation Group continues to identify and provide guidance on various implementation issues related to SFAS 133/138 that are in varying stages of review and clearance by the Derivative Implementation Group and FASB. MidAmerican Energy believes that the ultimate resolution of those issues would not have a material impact on its financial statements.

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

     MidAmerican Energy uses hedge accounting for derivative instruments pertaining to its natural gas purchasing, wholesale electricity activities and financing activities. Refer to Note (1)(i) in Notes to Consolidated Financial Statements for further discussion of the accounting for derivative instruments.

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

     MidAmerican Energy uses natural gas derivative instruments for trading purposes under strict value at risk guidelines outlined by senior management. In accordance with the FASB's Emerging Issues Task Force Abstract No. 98-10 (EITF 98-10), derivative instruments held for trading purposes are recorded at fair value and any unrealized gains or losses are reported in earnings. EITF 98-10 has not had a material effect on MidAmerican Energy's financial position, results of operations or cash flows.

     MidAmerican Energy uses electricity forward contracts to hedge anticipated sales of wholesale electric power. Electric forward contracts are not reflected in the financial statements until they are settled.

     MidAmerican Energy had the following financial derivative instruments for its natural gas and electric operations as of December 31:

Derivative instruments used for other than trading purposes -
-------------------------------------------------------------

                                                  2000              1999
                                            ----------------  -----------------

Natural Gas Futures Contracts - NYMEX:
     Net Contract Volumes- Long(Short)       1,460,000 MMBtu    (550,000) MMBtu
     Unrealized Gain (Loss), in thousands       $7,554             $  (410)

Natural Gas Swap Contracts:
     Contract Volumes                       24,106,980 MMBtu  85,520,442 MMBtu
     Unrealized Gain (Loss), in thousands       $8,055             $(1,576)

Natural Gas Options:
     Contract Volumes - Long                 1,790,280 MMBtu             -
     Unrealized Gain, in thousands                $953                   -

Electric Forward Contracts:
     Contract Volumes - (Short)                (139,200) MWh             -
     Unrealized (Loss), in thousands           $(4,731)                  -

     A $1.00 increase in underlying natural gas prices would increase unrealized gains on the futures contracts held at December 31, 2000 by approximately $1.5 million and would increase unrealized gains on the above swap contracts by approximately $2.3 million. A $5.00 increase in underlying electricity prices would increase unrealized losses on the forward contracts held at December 31, 2000 by approximately $0.7 million.

Derivative instruments used for trading purposes -
--------------------------------------------------
                                                2000                   1999
                                           ---------------             ----

Natural Gas Futures Contracts - NYMEX:
     Net Contract Volumes- (Short)          (20,000) MMBtu                -
     Unrealized (Loss), in thousands            $(79)                     -

Natural Gas Swap Contracts:
     Contract Volumes                       (10,000) MMBtu                -
     Unrealized (Loss), in thousands           $(261)                     -

     A change in underlying natural gas prices would not materially affect unrealized losses on the above future and swap contracts.

     Interest Rate Risk

     At December 31, 2000, MidAmerican Energy had fixed-rate long-term debt and mandatorily redeemable preferred securities and preferred securities of subsidiary trust totaling $951 million with a fair value of $954 million. These instruments are fixed rate and therefore do not expose MidAmerican Energy to the risk of earnings loss due to changes in market interest rates. However, the fair value of these instruments would decrease by approximately $28 million if interest rates were to increase by 10% from their levels at December 31, 2000. In general, such a decrease in fair value would impact earnings and cash flows only if MidAmerican Energy were to acquire all or a portion of these instruments prior to their maturity.

     At December 31, 2000, MidAmerican Energy had long-term floating rate obligations totaling $120 million and short-term floating rate obligations totaling $82 million which expose MidAmerican Energy to risk of increased interest expense in the event of increases in short-term interest rates. This market risk is not hedged. The carrying value of the long-term and short-term floating rate obligations at December 31, 2000 approximated fair value. If the floating interest rates were to increase by 10% from December 31, 2000 levels, MidAmerican Energy's interest expense for the floating rate obligations would increase by approximately $1.1 million annually based on December 31, 2000 principal balances.

     MidAmerican   Energy   has   entered   into  a   two-year,   $162   million
fixed-to-floating interest rate swap agreement in conjunction with its $162 million, 7.375% series of medium-term notes due August 1, 2002. The floating rate of the swap is based on a three-month LIBOR rate. As of December 31, 2000, the market value of this swap was $6.5 million.

                           MIDAMERICAN ENERGY COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                                   YEARS ENDED DECEMBER 31,
                                          -----------------------------------------
                                             2000           1999           1998
                                          -----------    -----------    -----------
OPERATING REVENUES
Regulated electric ....................   $ 1,212,411    $ 1,178,702    $ 1,169,810
Regulated gas .........................       656,560        454,802        429,870
Nonregulated ..........................       449,218        157,532        107,509
                                          -----------    -----------    -----------
                                            2,318,189      1,791,036      1,707,189
                                          -----------    -----------    -----------
OPERATING EXPENSES
Regulated:
  Cost of fuel, energy and capacity ...       249,045        223,215        227,870
  Cost of gas sold ....................       448,400        258,957        243,451
  Other operating expenses ............       434,125        460,883        470,328
  Maintenance .........................       127,076        116,089        110,387
  Depreciation and amortization .......       197,144        190,547        182,211
  Property and other taxes ............        74,778         77,017         87,276
                                          -----------    -----------    -----------
                                            1,530,568      1,326,708      1,321,523
                                          -----------    -----------    -----------
Nonregulated:
  Cost of sales .......................       427,830        146,699         88,390
  Other ...............................        21,035         17,565         16,356
                                          -----------    -----------    -----------
                                              448,865        164,264        104,746
                                          -----------    -----------    -----------
    Total operating expenses ..........     1,979,433      1,490,972      1,426,269
                                          -----------    -----------    -----------
OPERATING INCOME ......................       338,756        300,064        280,920
                                          -----------    -----------    -----------

NON-OPERATING INCOME
Interest and dividend income ..........        15,499          3,040          6,116
Other, net ............................        (1,455)        (3,699)        (6,477)
                                          -----------    -----------    -----------
                                               14,044           (659)          (361)
                                          -----------    -----------    -----------
FIXED CHARGES
Interest on long-term debt ............        61,120         65,649         70,193
Other interest expense ................         9,056         11,249         14,128
Preferred dividends of subsidiary trust         7,980          7,980          7,980
Allowance for borrowed funds ..........        (1,273)        (1,257)        (3,377)
                                          -----------    -----------    -----------
                                               76,883         83,621         88,924
                                          -----------    -----------    -----------

INCOME BEFORE INCOME TAXES ............       275,917        215,784        191,635
INCOME TAXES ..........................       110,461         88,453         76,042
                                          -----------    -----------    -----------
NET INCOME ............................       165,456        127,331        115,593
PREFERRED DIVIDENDS ...................         4,955          4,955          4,952
                                          -----------    -----------    -----------

EARNINGS ON COMMON STOCK ..............   $   160,501    $   122,376    $   110,641
                                          ===========    ===========    ===========


        The accompanying notes are an integral part of these statements.

                           MIDAMERICAN ENERGY COMPANY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                              YEARS ENDED DECEMBER 31,
                                        ----------------------------------
                                           2000         1999        1998
                                        ---------    ---------   ---------

EARNINGS ON COMMON STOCK ............   $ 160,501    $ 122,376   $ 110,641
                                        ---------    ---------   ---------

OTHER COMPREHENSIVE INCOME, NET
Minimum pension liability adjustment:
  Before income tax benefit .........      (4,087)          --          --
  Income tax benefit ................       1,699           --          --
                                        ---------    ---------   ---------
                                           (2,388)          --          --
                                        ---------    ---------   ---------

COMPREHENSIVE INCOME ................   $ 158,113    $ 122,376   $ 110,641
                                        =========    =========   =========


        The accompanying notes are an integral part of these statements.

                           MIDAMERICAN ENERGY COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                       AS OF DECEMBER 31,
                                                                    ------------------------
                                                                       2000         1999
                                                                    ----------   -----------
ASSETS
UTILITY PLANT
Electric ........................................................   $4,471,839   $4,348,740
Gas .............................................................      831,203      809,112
                                                                    ----------   ----------
                                                                     5,303,042    5,157,852
Less accumulated depreciation and amortization ..................    2,680,420    2,548,160
                                                                    ----------   ----------
                                                                     2,622,622    2,609,692
Construction work in progress ...................................       38,584       33,739
                                                                    ----------   ----------
                                                                     2,661,206    2,643,431
                                                                    ----------   ----------

POWER PURCHASE CONTRACT .........................................       82,231      106,481
                                                                    ----------   ----------

CURRENT ASSETS
Cash and cash equivalents .......................................        9,677        5,167
Receivables, less reserves of $102 and zero, respectively .......      422,661      190,986
Inventories .....................................................       69,130       80,649
Prepaid taxes ...................................................       22,889       22,889
Other ...........................................................        9,789       10,355
                                                                    ----------   ----------
                                                                       534,146      310,046
                                                                    ----------   ----------

INVESTMENTS AND NONREGULATED PROPERTY, NET ......................      256,053      228,105
REGULATORY ASSETS ...............................................      240,934      278,757
OTHER ASSETS ....................................................       48,996       42,771
                                                                    ----------   ----------

TOTAL ASSETS ....................................................   $3,823,566   $3,609,591
                                                                    ==========   ==========

CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common shareholder's equity .....................................   $1,161,968   $1,057,855
MidAmerican Energy preferred securities, not subject to mandatory
  redemption ....................................................       31,759       31,759
Preferred securities, subject to mandatory redemption:
  MidAmerican Energy preferred securities .......................       50,000       50,000
  MidAmerican Energy-obligated preferred securities of subsidiary trust holding solely MidAmerican Energy junior subordinated
    debentures ..................................................      100,000      100,000
Long-term debt (excluding current portion) ......................      820,082      759,638
                                                                    ----------   ----------
                                                                     2,163,809    1,999,252
                                                                    ----------   ----------
CURRENT LIABILITIES
Notes payable ...................................................       81,600      204,000
Current portion of long-term debt ...............................      101,600      110,861
Current portion of power purchase contract ......................       16,554       15,767
Accounts payable ................................................      308,784      131,186
Taxes accrued ...................................................      124,493      112,663
Interest accrued ................................................       12,016       12,925
Other ...........................................................       34,667       30,226
                                                                    ----------   ----------
                                                                       679,714      617,628
                                                                    ----------   ----------
OTHER LIABILITIES
Power purchase contract .........................................       35,728       52,281
Deferred income taxes ...........................................      540,608      561,000
Investment tax credit ...........................................       66,209       71,757
Other ...........................................................      337,498      307,673
                                                                    ----------   ----------
                                                                       980,043      992,711
                                                                    ----------   ----------

TOTAL CAPITALIZATION AND LIABILITIES ............................   $3,823,566   $3,609,591
                                                                    ==========   ==========

        The accompanying notes are an integral part of these statements.

                           MIDAMERICAN ENERGY COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                        YEARS ENDED DECEMBER 31,
                                                                  -------------------------------------
                                                                     2000         1999         1998
                                                                  ---------    ---------    -----------

NET CASH FLOWS FROM OPERATING ACTIVITIES
Net income ....................................................   $ 165,456    $ 127,331    $ 115,593
Adjustments to reconcile net income to net cash provided:
  Depreciation and amortization ...............................     197,438      190,112      177,661
  Deferred income taxes and investment tax credit, net ........     (27,743)     (37,067)     (18,379)
  Amortization of other assets ................................      48,650       61,036       61,031
  Cash inflows (outflows) of accounts receivable securitization      12,877       (2,877)     (10,000)
  Impact of changes in working capital ........................     (39,507)     (16,688)      42,367
  Other .......................................................       2,256        8,182        2,734
                                                                  ---------    ---------    ---------
    Net cash provided .........................................     359,427      330,029      371,007
                                                                  ---------    ---------    ---------

NET CASH FLOWS FROM INVESTING ACTIVITIES
Utility construction expenditures .............................    (215,727)    (203,575)    (193,354)
Quad Cities Nuclear Power Station decommissioning trust fund ..      (8,302)     (10,370)     (11,409)
Nonregulated capital expenditures .............................      (1,075)        (540)     (21,065)
Proceeds from sale of assets and other investments ............          --           --       19,854
Other investing activities, net ...............................       1,411      (10,968)         799
                                                                  ---------    ---------    ---------
  Net cash used ...............................................    (223,693)    (225,453)    (205,175)
                                                                  ---------    ---------    ---------

NET CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid ................................................     (58,955)     (41,661)    (129,152)
Issuance of long-term debt, net of issuance cost ..............     160,992           --      158,414
Retirement of long-term debt, including reacquisition cost ....    (110,861)     (60,897)    (282,759)
Reacquisition of preferred shares .............................          --           --           (4)
Net increase (decrease) in notes payable ......................    (122,400)      (2,221)      83,721
                                                                  ---------    ---------    ---------
  Net cash used ...............................................    (131,224)    (104,779)    (169,780)
                                                                  ---------    ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..........       4,510         (203)      (3,948)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ................       5,167        5,370        9,318
                                                                  ---------    ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR ......................   $   9,677    $   5,167    $   5,370
                                                                  =========    =========    =========

ADDITIONAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized .....................   $  63,420    $  69,412    $  89,932
                                                                  =========    =========    =========
Income taxes paid .............................................   $ 133,176    $  96,711    $  89,130
                                                                  =========    =========    =========

        The accompanying notes are an integral part of these statements.

                           MIDAMERICAN ENERGY COMPANY
                    CONSOLIDATED STATEMENTS OF CAPITALIZATION
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                    AS OF DECEMBER 31,
                                                                        --------------------------------------------
                                                                               2000                    1999
                                                                        -------------------    ---------------------
COMMON SHAREHOLDER'S EQUITY
Common shares, no par; 350,000,000 shares authorized;
  70,980,203 shares outstanding....................................     $   560,563             $  560,563
Retained earnings..................................................         603,793                497,292
Accumulated other comprehensive loss...............................          (2,388)                     -
                                                                        -----------             ----------
                                                                          1,161,968    53.7%      1,057,855    52.9%
                                                                        -----------    ----     ----------     ----
PREFERRED SECURITIES (100,000,000 SHARES AUTHORIZED)
Cumulative shares outstanding not subject to mandatory redemption:
  $3.30 Series, 49,451 shares......................................           4,945                  4,945
  $3.75 Series, 38,305 shares......................................           3,831                  3,831
  $3.90 Series, 32,630 shares......................................           3,263                  3,263
  $4.20 Series, 47,362 shares......................................           4,736                  4,736
  $4.35 Series, 49,945 shares......................................           4,994                  4,994
  $4.40 Series, 50,000 shares......................................           5,000                  5,000
  $4.80 Series, 49,898 shares......................................           4,990                  4,990
                                                                        -----------              ---------
                                                                             31,759     1.5%         31,759     1.6%
                                                                        -----------    ----      ---------     ----
Cumulative shares outstanding; subject to mandatory redemption:
  $5.25 Series, 100,000 shares.....................................          10,000                 10,000
  $7.80 Series, 400,000 shares.....................................          40,000                 40,000
                                                                        -----------               --------
                                                                             50,000     2.3%        50,000      2.5%
                                                                        -----------    ----       --------     ----
MIDAMERICAN ENERGY-OBLIGATED PREFERRED SECURITIES
MidAmerican Energy-obligated mandatorily redeemable cumulative preferred  securities of subsidiary trust holding solely
   MidAmerican Energy junior subordinated debentures:
    7.98% series, 4,000,000 shares outstanding....................          100,000     4.6%       100,000      5.0%
                                                                        -----------   -----      ---------     ----

LONG-TERM DEBT
Mortgage bonds:
  7.125% Series, due 2003.........................................          100,000                100,000
  7.70% Series, due 2004..........................................           55,630                 55,630
  7% Series, due 2005.............................................           90,500                 90,500
  7.375% Series, due 2008.........................................           75,000                 75,000
  7.45% Series, due 2023..........................................            6,940                  6,940
  6.95% Series, due 2025..........................................           12,500                 12,500
Pollution control revenue obligations:
  5.75% Series, due periodically through 2003.....................            5,760                  7,200
  6.7 % Series due 2003...........................................            1,000                  1,000
  6.1% Series due 2007............................................            1,000                  1,000
  5.95% Series, due 2023 (secured by general mortgage bonds)......           29,030                 29,030


        The accompanying notes are an integral part of these statements.

                           MIDAMERICAN ENERGY COMPANY
             CONSOLIDATED STATEMENTS OF CAPITALIZATION (CONTINUED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                 AS OF DECEMBER 31,
                                                                         --------------------------------------------
                                                                               2000                    1999
                                                                         -------------------      -------------------
LONG-TERM DEBT (CONTINUED)
  Variable rate series -
    Due 2016 and 2017, 4.56% and 3.95%, respectively...............      $   37,600               $  37,600
    Due 2023 (secured by general mortgage bond,
      4.56% and 3.95%, respectively)...............................          28,295                  28,295
    Due 2023, 4.56% and 3.95%, respectively........................           6,850                   6,850
    Due 2024, 4.56% and 3.95%, respectively........................          34,900                  34,900
    Due 2025, 4.56% and 3.95%, respectively........................          12,750                  12,750
Notes:
  8.75% Series, due 2002...........................................             240                     240
  7.375% Series due 2002...........................................         162,000                       -
  6.5% Series, due 2001............................................               -                 100,000
  6.375% Series, due 2006..........................................         160,000                 160,000
Obligation under capital lease.....................................           1,538                   1,698
Unamortized debt premium and discount, net.........................          (1,451)                 (1,495)
                                                                         ----------               ---------
                                                                            820,082    37.9%         759,638    38.0%
                                                                         ----------   -----       ---------    -----

TOTAL CAPITALIZATION...............................................      $2,163,809   100.0%      $1,999,252   100.0%
                                                                         ==========   =====       =========    =====


                           MIDAMERICAN ENERGY COMPANY
                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                 (IN THOUSANDS)

                                                  YEARS ENDED DECEMBER 31,
                                             -----------------------------------
                                               2000         1999         1998
                                             ---------    ---------    ---------

BEGINNING OF YEAR .......................    $ 497,292    $ 411,622    $ 425,181
                                             ---------    ---------    ---------

NET INCOME ..............................      165,456      127,331      115,593
                                             ---------    ---------    ---------

DEDUCT (ADD):
Gain on reacquisition of preferred shares           --           --           (3)
Dividends declared on preferred shares ..        4,955        4,955        4,955
Dividends declared on common shares .....       54,000       36,706      124,200
                                             ---------    ---------    ---------
                                                58,955       41,661      129,152
                                             ---------    ---------    ---------

END OF YEAR .............................    $ 603,793    $ 497,292    $ 411,622
                                             =========    =========    =========


        The accompanying notes are an integral part of these statements.

                           MIDAMERICAN ENERGY COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     (A) COMPANY STRUCTURE:

     MidAmerican Energy Company is a public utility with electric and natural gas operations and is the principal subsidiary of MHC Inc. MHC has the following nonregulated subsidiaries: MidAmerican Capital Company, MidAmerican Services Company and Midwest Capital Group, Inc. MHC is a wholly owned subsidiary of MidAmerican Funding, LLC, whose sole member is MidAmerican Energy Holdings Company.

     The current corporate structure is the result of the merger transaction completed on March 12, 1999, involving MHC (formerly MidAmerican Energy Holdings Company) and CalEnergy Company, Inc. CalEnergy was reincorporated as an Iowa corporation and changed its name to MidAmerican Energy Holdings Company. MHC, MidAmerican Funding and MidAmerican Energy Holdings are exempt public utility holding companies headquartered in Des Moines, Iowa.

     (B) CONSOLIDATION POLICY AND PREPARATION OF FINANCIAL STATEMENTS:

     The accompanying Consolidated Financial Statements include MidAmerican Energy and subsidiaries under its control. All significant intercompany transactions have been eliminated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Certain classification of amounts for 2000 are different than that of prior years. Accordingly, historical amounts have been reclassified.

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

     A possible consequence of deregulation in the utility industry is that Statement of Financial Accounting Standards No. 71 (SFAS 71) may no longer apply. SFAS 71 sets forth accounting principles for operations that are regulated and meet the stated criteria. For operations that meet the criteria, SFAS 71 allows, among other things, the deferral of expense or income that would otherwise be recognized when incurred. With the exception of the generation operations serving the Illinois jurisdiction, MidAmerican Energy's electric and gas utility operations currently meet the criteria of SFAS 71, but its applicability is periodically reexamined. If portions of its utility operations no longer meet the criteria of SFAS 71, MidAmerican Energy could be required to write off the related regulatory assets and liabilities from its balance sheet and thus, a material adjustment to earnings in that period could result if regulatory assets are not recovered in transition provisions of any resulting legislation. The following regulatory assets represent probable future revenue to MidAmerican Energy because these costs are expected to be recovered in charges to utility customers, and the regulatory liability represents future income to offset specified expenses to be incurred:


                                         Weighted Average         As of
                                         Future Recovery      December 31,
                                              Period        2000         1999
                                         ---------------- --------  ----------
                                                             (In thousands)
     Regulatory Assets
     Deferred income taxes, net ..........     13 years   $143,287     $140,658
     Energy efficiency costs .............     1 year       22,846       46,514
     Debt refinancing costs ..............     5 years      29,416       34,650
     Nuclear generation assets ...........     5 years      14,675       19,581
     Environmental costs .................     10 years     24,001       27,837
     Enrichment facilities decommissioning     5 years       1,930        6,953
     Unamortized costs of retired plant ..           --         --        1,303
     Other ...............................     Various       4,779        1,261
                                                          --------     --------
         Total ...........................                $240,934     $278,757
                                                          ========     ========

     Regulatory Liability
     --------------------
     Environmental insurance recovery ....     3 years    $  9,787     $     --
                                                          ========     ========

     A return is generally not earned on the regulatory assets in setting rates due to the fact that a cash outlay was not required for amounts listed as income taxes, environmental costs and enrichment facilities decommissioning. The amortization of the assets is recoverable over periods shown above.

     (D) REVENUE RECOGNITION:

     Revenues are recorded as services are rendered to customers. MidAmerican Energy records unbilled revenues representing the estimated amount customers will be billed for services rendered between the meter-reading dates in a particular month and the end of that month. Accrued unbilled revenues were $191.8 million and $93.4 million at December 31, 2000 and 1999, respectively, and are included in Receivables on the Consolidated Balance Sheets.

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

     (E) DEPRECIATION AND AMORTIZATION:

     MidAmerican Energy's provisions for depreciation and amortization for its utility operations are based on straight-line composite rates. The average depreciation and amortization rates for the years ended December 31 were as follows:

                           2000     1999     1998
                           ----     ----     ----

     Electric............  4.0%     4.0%     3.9%
     Gas.................  3.5%     3.5%     3.4%

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

     (F) INVESTMENTS AND NONREGULATED PROPERTY, NET:

         Investments and Nonregulated Property, Net includes the following amounts as of December 31 (in thousands):

                                                 2000          1999
                                               --------      --------

     Nuclear decommissioning trust fund....    $153,100      $141,646
     Corporate-owned life insurance........      77,029        63,244
     Coal transportation property..........      10,824        11,102
     Other.................................      15,100        12,113
                                               --------      --------
       Total...............................    $256,053      $228,105
                                               ========      ========

     Investments held by the nuclear decommissioning trust fund for the Quad Cities Station units are classified as available-for-sale and are reported at fair value with net unrealized gains and losses reported as adjustments to the accumulated provision for nuclear decommissioning. The investment in corporate-owned life insurance represents the cash value of life insurance policies on certain key executives and other related investments.

     (G) CONSOLIDATED STATEMENTS OF CASH FLOWS:

     MidAmerican Energy considers all cash and highly liquid debt instruments purchased with a remaining maturity of three months or less to be cash and cash equivalents for purposes of the Consolidated Statements of Cash Flows.

     Net cash provided (used) from changes in working capital was as follows (in thousands):

                                       2000            1999           1998
                                     ---------       --------       --------

     Receivables ..............      $(244,552)      $(19,345)      $ 25,389
     Inventories ..............         11,519         12,096         (8,447)
     Prepaid taxes ............             --             --        (22,889)
     Other current assets .....            566         (1,118)        (3,063)
     Accounts payable .........        177,598        (28,234)        31,030
     Taxes accrued ............         11,830         21,637         14,683
     Interest accrued .........           (909)          (548)        (7,143)
     Other current liabilities           4,441         (1,176)        12,807
                                     ---------       --------       --------
       Total ..................      $ (39,507)      $(16,688)      $ 42,367
                                     =========       ========       ========

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

     Cooper capital improvement costs prior to 1997, including carrying costs, were deferred in accordance with then applicable rate regulation, and are being amortized and recovered in rates over either a five-year period or the term of the power purchase contract. Beginning July 11, 1997, the Iowa portion of capital improvement costs is recovered currently from customers and is expensed as incurred. For jurisdictions other than Iowa, MidAmerican Energy began charging Cooper capital improvement costs to expense, as incurred in January 1997.

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

     (I) ACCOUNTING FOR DERIVATIVES:

     (1) Gas Futures Contracts and Swaps and Electric Forward Contracts:

     MidAmerican Energy uses gas futures contracts and swap contracts to reduce the volatility in the price of natural gas purchased to meet the needs of its regulated customers, to hedge the impact of changing prices on margins earned from nonregulated gas sales and to take trading positions at levels permitted by its risk management policy. Investments in natural gas futures contracts, which total $4.8 million and $0.6 million as of December 31, 2000 and 1999, respectively, are included in Receivables on the Consolidated Balance Sheets. Gains and losses on gas futures contracts that qualify for hedge accounting are deferred and reflected as adjustments to the carrying value of the hedged item or included in Other Assets on the Consolidated Balance Sheets until the underlying physical transaction is recorded if the instrument is used to hedge an anticipated future transaction. The net gain or loss on gas futures contracts is included in the determination of income in the same period as the expense for the physical delivery of the natural gas. Realized gains and losses on gas futures contracts and the net amounts exchanged or accrued under the natural gas swap contracts are included in Cost of Gas Sold, or Nonregulated Cost of Sales consistent with the expense for the physical commodity. Deferred net gains/(losses) related to MidAmerican Energy's gas futures contracts are $7.6 million and $(0.4) million as of December 31, 2000 and 1999, respectively.

     MidAmerican Energy uses natural gas derivative instruments for trading purposes under strict value at risk guidelines outlined by senior management. In accordance with the FASB's Emerging Issues Task Force Abstract No. 98-10 (EITF 98-10), derivative instruments held for trading purposes are recorded at fair value and any unrealized gains or losses are reported in earnings. EITF 98-10 has not had a material effect on MidAmerican Energy's financial position, results of operations or cash flows.

     MidAmerican Energy also uses electric forward contracts to hedge anticipated future sales of electricity. Realized gains or losses on electric derivative products are included in Cost of Fuel, Energy and Capacity on the Consolidated Statements of Income. Unrecognized net losses related to MidAmerican Energy's electric derivatives total $4.7 million and zero as of December 31, 2000 and 1999, respectively.

     MidAmerican Energy periodically evaluates the effectiveness of its natural gas and electricity hedging programs. If a high degree of correlation between prices for the hedging instruments and prices for the physical delivery is not achieved, the contracts are recorded at fair value and the gains or losses are included in the determination of income. MidAmerican Energy also uses derivative instruments for trading purposes. MidAmerican Energy held the following derivative instruments at December 31:


                                                        2000                          1999
                                               -----------------------------  ----------------------------
                                                               Weighted                      Weighted
                                                                Average                      Average
                                      Unit of   Notional        Market         Notional      Market
                                      Measure    Volume     Value Per Unit      Volume     Value Per Unit
                                      -------  ----------   --------------    ----------   --------------

  Hedging Instruments:
    Natural Gas Futures - Long.......  MMBtu     1,630,000      $  9.46         2,700,000       $ 2.34
    Natural Gas Futures - (Short) ...  MMBtu      (170,000)     $ (9.78)       (3,250,000)      $(2.34)
    Natural Gas Swaps................  MMBtu    24,106,980      $  0.33        85,520,442       $(0.02)
    Natural Gas Options - Long.......  MMBtu     1,790,280      $  0.53                 -          -
    Electric Forwards - (Short) .....  MWh        (139,200)     $(33.99)                -          -
  Trading Instruments:
    Natural Gas Futures-NYMEX (Short)  MMBtu       (20,000)     $(15.92)                -          -
    Natural Gas Swaps................  MMBtu       (10,000)     $(26.14)                -          -

     (2) Interest Rate Swap:

     MidAmerican   Energy   has   entered   into  a   two-year,   $162   million
fixed-to-floating interest rate swap agreement in conjunction with its $162 million, 7.375% series of medium-term notes due August 1, 2002. The floating rate of the swap is based on a three-month LIBOR rate. As of December 31, 2000, the market value of this swap was $6.5 million.

     (3) New Accounting Pronouncement:

     On January 1, 2001, MidAmerican Energy adopted Statement of Financial Accounting Standards Nos. 133 and 138 (SFAS 133/138) pertaining to the accounting for derivative instruments and hedging activities. SFAS 133/138 requires an entity to recognize all of its derivatives as either assets or liabilities in its statement of financial position and measure those instruments at fair value. If the conditions specified in SFAS 133/138 are met, those instruments may be designated as hedges. Changes in the value of hedge instruments would not impact earnings, except to the extent that the instrument is not perfectly effective as a hedge. At January 1, 2001, MidAmerican Energy recognized $21.8 million and $4.9 million of energy-related assets and liabilities, respectively, as being subject to fair value accounting pursuant to SFAS 133/138, all of which are accounted for as hedges. Initial adoption of SFAS 133/138 did not have a material impact on the results of operations for MidAmerican Energy.

     The FASB's Derivatives Implementation Group continues to identify and provide guidance on various implementation issues related to SFAS 133/138 that are in varying stages of review and clearance by the Derivative Implementation Group and FASB. MidAmerican Energy believes that the ultimate resolution of those issues would not have a material impact on its financial statements.

(2)  LONG-TERM DEBT:

     MidAmerican Energy's sinking fund requirements and maturities of long-term debt for 2001 through 2005 are $102 million, $164 million, $105 million, $56 million and $91 million, respectively.

     MidAmerican Energy's Variable Rate Pollution Control Revenue Obligations bear interest at rates that are periodically established through remarketing of the bonds in the short-term tax-exempt market. MidAmerican Energy, at its option, may change the mode of interest calculation for these bonds by selecting from among several alternative floating or fixed rate modes. The interest rates shown in the Consolidated Statements of Capitalization are the weighted average interest rates as of December 31, 2000 and 1999. MidAmerican Energy maintains revolving credit facility agreements or renewable lines of credit to provide liquidity for holders of these issues.


     Substantially all of the former Iowa-Illinois Gas and Electric Company, a predecessor company, utility property and franchises and substantially all of the former Midwest Power Systems Inc., a predecessor company, electric utility property in Iowa, or approximately 80% of gross utility property, is pledged to secure mortgage bonds.

 (3) JOINTLY OWNED UTILITY PLANT:

     Under joint plant ownership agreements with other utilities, MidAmerican Energy had undivided interests at December 31, 2000, in jointly owned generating plants as shown in the table below.

     The dollar amounts below represent MidAmerican Energy's share in each jointly owned unit. Each participant has provided financing for its share of each unit. Operating Expenses on the Consolidated Statements of Income include MidAmerican Energy's share of the expenses of these units (dollars in millions).


                                        Nuclear                       Coal fired
                                     -----------     ----------------------------------------------
                                                              Council
                                     Quad Cities     Neal      Bluffs     Neal    Ottumwa    Louisa
                                        Units        Unit       Unit      Unit      Unit      Unit
                                      No. 1 & 2      No. 3     No. 3      No. 4    No. 1     No. 1
                                     -----------    ------   ---------   ------   -------   -------
     In service date...........          1972         1975     1978       1979      1981      1983
     Utility plant in service..         $ 218        $ 143     $301      $ 174     $ 209     $ 540
     Accumulated depreciation..         $  93        $  89     $188      $ 105     $ 119     $ 287
     Unit capacity-MW (100%)...         1,529          515      675        644       708       700
     Percent ownership.........          25.0%        72.0%    79.1%      40.6%     52.0%     88.0%

(4)  COMMITMENTS AND CONTINGENCIES:

     (A) CAPITAL EXPENDITURES:

     MidAmerican Energy's construction expenditures for 2001 are estimated to be $223 million, including $13 million for Quad Cities Station nuclear fuel.

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


     MidAmerican Energy estimates the range of possible costs for investigation, remediation and monitoring for the sites discussed above to be $22 million to $68 million. MidAmerican Energy's estimate of the probable cost for these sites as of December 31, 2000 was $24 million. The estimate consists of $3 million for investigation costs, $7 million for remediation costs, $12 million for groundwater treatment and monitoring costs and $2 million for closure and administrative costs. This estimate has been recorded as a liability and a regulatory asset for future recovery. MidAmerican Energy projects that these amounts will be paid or incurred over the next 10 years.

     The estimate of probable remediation costs is established on a site specific basis. The costs are accumulated in a three-step process. First, a determination is made as to whether MidAmerican Energy has potential legal liability for the site and whether information exists to indicate that contaminated wastes remain at the site. If so, the costs of performing a preliminary investigation and the costs of removing known contaminated soil are accrued. As the investigation is performed and if it is determined remedial action is required, the best estimate of remedial costs is accrued. If necessary, the estimate is revised when a consent order is issued. The estimated recorded liabilities for these properties include incremental direct costs of the remediation effort, costs for future monitoring at sites and costs of compensation to employees for time expected to be spent directly on the remediation effort. The estimated recorded liabilities for these properties are based upon preliminary data. Thus, actual costs could vary significantly from the estimates. The estimate could change materially based on facts and circumstances derived from site investigations, changes in required remedial action and changes in technology relating to remedial alternatives. Insurance recoveries have been received for some of the sites under investigation. Those recoveries are intended to be used principally for accelerated remediation, as specified by the Iowa Utilities Board, and are recorded as a regulatory liability.

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

     In May 1999, the United States Court of Appeals for the District of Columbia Circuit remanded the standards adopted in July 1997 back to the Environmental Protection Agency indicating the Environmental Protection Agency had not expressed sufficient justification for the basis of establishing the standards and ruling that the Environmental Protection Agency has exceeded its constitutionally-delegated authority in setting the standards. The Environmental Protection Agency's appeal of the court's ruling to the full panel of the United States District Court of Appeals for the District of Columbia was denied. In May 2000, the United States Supreme Court granted certiorari to review the appeals court decision. Oral arguments were heard in November 2000.

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

     (D) LONG-TERM POWER PURCHASE CONTRACT:

     Payments to the Nebraska Public Power District cover one-half of the fixed and operating costs of Cooper (excluding depreciation but including debt service) and MidAmerican Energy's share of nuclear fuel cost (including DOE disposal fees) based on energy delivered. The debt service portion is approximately $1.5 million per month for 2001 and is not contingent upon the plant being in service. In addition, MidAmerican Energy has contributed toward payment of one-half of Cooper's projected decommissioning costs based on an assumed September 2004 shutdown of Cooper.

     The debt amortization and Department of Energy enrichment plant decontamination and decommissioning component of MidAmerican Energy's payments to Nebraska Public Power District were $15.8 million, $15.1 million and $14.4 million and the net interest component, which is included in Other Operating Expenses in the Consolidated Statements of Income, was $1.6 million, $2.5 million and $2.9 million each for the years 2000, 1999 and 1998, respectively.

     MidAmerican Energy's payments for the debt principal portion of the power purchase contract obligation and the Department of Energy enrichment plant decontamination and decommissioning payments are $16.6 million, $17.4 million, $18.3 million and zero for 2001 through 2004, respectively.

     (E) DECOMMISSIONING COSTS:

     Based on site-specific decommissioning studies that include decontamination, dismantling, site restoration, dry fuel storage cost and assumed shutdown dates, MidAmerican Energy's share of expected decommissioning costs for Cooper and Quad Cities Station, in 2000 dollars, is $277 million and $266 million, respectively. In Illinois, Cooper nuclear decommissioning costs are recovered through a rate rider on customer billings that permits annual adjustments. Quad Cities Station and Cooper decommissioning costs are reflected in base rates in Iowa tariffs.

     For purposes of developing a decommissioning funding plan for Cooper, Nebraska Public Power District assumes that decommissioning costs will escalate at an annual rate of 4.0%. Although Cooper's operating license expires in 2014, the funding plan assumes decommissioning will start in 2004, the anticipated plant shutdown date.

     As of December 31, 2000, MidAmerican Energy's share of funds set aside in internal and external accounts for decommissioning was $128.6 million. In addition, the funding plan also assumes various funds and reserves currently held to satisfy the Nebraska Public Power District bond resolution requirements will be available for plant decommissioning, which is to begin with the assumed plant shutdown in September 2004. The funding schedule assumes a long-term return on funds in the trust of 6.75% annually. Certain funds will be required to be invested on a short-term basis when decommissioning begins and are assumed to earn at a rate of 4.0% annually. MidAmerican Energy's expense for Cooper decommissioning was $11.5 million, $11.3 million and $7.9 million for the years 2000, 1999 and 1998, respectively, and is included in Other Operating Expenses in the Consolidated Statements of Income. Earnings from the internal account and external trust fund, which are recognized by the Nebraska Public Power District as the owner of the plant, are tax exempt and serve to reduce future funding requirements.

     External trusts have been established for the investment of funds for decommissioning the Quad Cities Station. The total accrued balance as of December 31, 2000, was $153.1 million and is included in Other Liabilities and a like amount is reflected in Investments and represents the fair value of the assets held in the trusts.

     MidAmerican Energy's depreciation expense included costs for Quad Cities Station nuclear decommissioning of $8.3 million, $10.4 million and $11.4 million for 2000, 1999 and 1998, respectively. The provision charged to expense is equal to the funding that is being collected in rates. The decommissioning funding component of MidAmerican Energy's Illinois and Iowa tariffs assumes decommissioning costs, related to the Quad Cities Station, will escalate at an annual rate of 4.5% and the assumed annual return on funds in the trust is 6.9%. Earnings, net of investment fees, on the assets in the trust fund were $1.9 million, $1.9 million and $1.7 million for 2000, 1999 and 1998, respectively. See Note (11) for information regarding unrealized gains and losses.

     (F) NUCLEAR INSURANCE:

     MidAmerican Energy maintains financial protection against catastrophic loss associated with its interest in Quad Cities Station and Cooper through a combination of insurance purchased by the Nebraska Public Power District (the owner and operator of Cooper) and Exelon Generation Company, LLC (the operator and joint owner of Quad Cities Station), insurance purchased directly by MidAmerican Energy, and the mandatory industry-wide loss funding mechanism afforded under the Price-Anderson Amendments Act of 1988. The general types of coverage are: nuclear liability, property coverage and nuclear worker liability.

     The Nebraska Public Power District and Exelon Generation each purchase nuclear liability insurance for Cooper and Quad Cities Station, respectively, in the maximum available amount of $200 million. In accordance with the Price-Anderson Amendments Act of 1988, excess liability protection above that amount is provided by a mandatory industry-wide program under which the licensees of nuclear generating facilities could be assessed for liability incurred due to a serious nuclear incident at any commercial nuclear reactor in the United States. Currently, MidAmerican Energy's aggregate maximum potential share of an assessment for Cooper and Quad Cities Station combined is $88.1 million per incident, payable in installments not to exceed $10 million annually.

     The property coverage provides for property damage, stabilization and decontamination of the facility, disposal of the decontaminated material and premature decommissioning. For Quad Cities Station, Exelon Generation purchases primary and excess property insurance protection for the combined interests in Quad Cities Station, with coverage limits totaling $2.1 billion. For Cooper, MidAmerican Energy and the Nebraska Public Power District separately purchase primary and excess property insurance protection for their respective obligations, with coverage limits of $1.375 billion each. This structure provides that both MidAmerican Energy and the Nebraska Public Power District are covered for their respective 50% obligation in the event of a loss totaling up to $2.75 billion. MidAmerican Energy also directly purchases extra expense/business interruption coverage for its share of replacement power and/or other extra expenses in the event of a covered accidental outage at Cooper or Quad Cities Station. The coverages purchased directly by MidAmerican Energy, and the property coverages purchased by Exelon Generation, which includes the interests of MidAmerican Energy, are underwritten by an industry mutual insurance company and contain provisions for retrospective premium assessments should two or more full policy-limit losses occur in one policy year. Currently, the maximum retrospective amounts that could be assessed against MidAmerican Energy from industry mutual policies for its obligations associated with Cooper and Quad Cities Station combined, total $8.5 million.

     The master nuclear worker liability coverage, which is purchased by the Nebraska Public Power District and Exelon Generation for Cooper and Quad Cities Station, respectively, is an industry-wide guaranteed-cost policy with an aggregate limit of $200 million for the nuclear industry as a whole, which is in effect to cover tort claims in nuclear-related industries.

     (G) COAL AND NATURAL GAS CONTRACT COMMITMENTS:

     MidAmerican Energy has entered into supply and related transportation contracts for its fossil fueled generating stations. The contracts, with expiration dates ranging from 2001 to 2007, require minimum payments of $64.0 million, $37.1 million, $31.8 million, $22.0 million, $22.7 million for the years 2001 through 2005, respectively, and $5.2 million for the years thereafter. MidAmerican Energy expects to supplement these coal contracts with additional contracts and spot market purchases to fulfill its future fossil fuel needs.

     MidAmerican Energy has entered into various natural gas supply and transportation contracts for its gas operations. The minimum commitments under these contracts are $61.3 million, $42.2 million, $33.0 million, $12.9 million and $12.7 million for the years 2001 through 2005, respectively, and $39.2 million for the total of the years thereafter.

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

     In 1999, the  noncontributory  cash balance  defined benefit pension plans, the noncontributory, nonqualified supplemental executive retirement plan, and the postretirement plans were amended to include participants from MidAmerican Energy Holdings and its domestic subsidiaries. Prior to the amendment, these plans included only employees and participants of MidAmerican Energy, MidAmerican Capital and Midwest Capital. This inclusion increased the benefit obligation by $14.8 million for the pension and nonqualified supplemental retirement plans and $2.8 million for the postretirement plans and is reflected in the Benefit Obligation of MidAmerican Energy as of December 31, 1999.

     The postretirement plan was amended on January 1, 1999, increasing the retiree co-payment for prescription drugs. This decrease in benefit obligation is reflected for December 31, 1998.

     During 2000, MidAmerican Energy adopted a market-related valuation of its pension assets for purposes of calculating net periodic pension costs. This change conforms MidAmerican Energy's accounting practices for pension costs to those of MidAmerican Energy Holdings. Net periodic pension, supplemental retirement and postretirement benefit costs included the following components for MidAmerican Energy and the aforementioned affiliates for the years ended December 31 (in thousands). MidAmerican Energy was allocated 83%, 97%, and 99% of the total pension and postretirement net periodic cost in 2000, 1999, and 1998, respectively. In 2000, MidAmerican Energy was allocated an $11.1 million pension credit and $9.0 million of postretirement cost.


                                                      Pension Cost                   Postretirement Cost
                                              ------------------------------     ----------------------------
                                                2000       1999       1998        2000       1999      1998
                                              --------   --------   --------     -------   --------  --------

Service cost .............................    $ 16,256   $ 12,192   $ 11,284     $ 2,609   $ 3,066   $ 3,558
Interest cost ............................      35,387     31,557     29,941       8,354     7,947     9,344
Expected return on plan assets ...........     (48,132)   (46,265)   (42,578)     (4,931)   (4,380)   (3,651)
Amortization of net transition obligation       (2,591)    (2,591)    (2,591)      4,110     4,110     5,291
Amortization of prior service cost .......       2,885      1,428      1,871         425       216       650
Amortization of prior year gain ..........      (4,119)    (2,703)    (2,802)       (873)     (181)       --
Curtailment loss .........................          --      5,283         --          --        --        --
                                              --------   --------   --------     -------   -------   -------
    Net periodic (benefit) cost ..........    $   (314)  $ (1,099)  $ (4,875)    $ 9,694   $10,778   $15,192
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

     Although the supplemental executive retirement plans had no plan assets as of December 31, 2000, MidAmerican Energy has Rabbi trusts which hold corporate-owned life insurance and other investments to provide funding for the future cash requirements. Because these plans are nonqualified, the fair value of these assets is not included in the following table. The fair value of the Rabbi trust investments was $44.7 million and $37.9 million at December 31, 2000 and 1999, respectively.

     During 1999 certain participants in the supplemental executive retirement plan left MidAmerican Energy reducing the future service of active employees by 28%. As a result, a curtailment loss of $5.3 million was recognized in 1999. Additionally, termination benefits provided to the participants, totaling $3.5 million, were expensed in 1999.

     The projected benefit obligation and accumulated benefit obligation for the supplemental executive retirement plans were $82.7 million and $77.5 million, respectively, as of December 31, 2000, and $68.8 million and $65.5 million, respectively, as of December 31, 1999.

     The following table presents a reconciliation of the beginning and ending balances of the benefit obligation, fair value of plan assets and the funded status of the aforementioned plans to the net amounts recognized in the Consolidated Balance Sheets as of December 31 (dollars in thousands):

                                                      Pension Benefits       Postretirement Benefits
                                                   -----------------------   -----------------------
                                                      2000        1999          2000         1999
                                                   ---------    ---------    ---------    ---------
Reconciliation of benefit obligation:
Benefit obligation at beginning of year ........   $ 447,170    $ 456,475    $ 107,744    $ 120,188
Service cost ...................................      16,256       12,192        2,609        3,066
Interest cost ..................................      35,387       31,556        8,354        7,947
Participant contributions ......................          74          107        2,395        1,838
Plan amendments ................................        (132)      14,823           --        2,775
Actuarial (gain) loss ..........................       6,007      (41,567)      20,589      (18,248)
Curtailment ....................................          --         (705)          --           --
Termination benefits ...........................          --        3,471           --           --
Benefits paid ..................................     (32,413)     (29,182)      (9,869)      (9,822)
                                                   ---------    ---------    ---------    ---------
  Benefit obligation at end of year ............     472,349      447,170      131,822      107,744
                                                   ---------    ---------    ---------    ---------

Reconciliation of the fair value of plan assets:
Fair value of plan assets at beginning of year .     605,059      524,508       72,622       63,093
Employer contributions .........................       4,355        4,201       10,543       12,405
Participant contributions ......................          74          107        2,395        1,838
Actual return on plan assets ...................     (21,867)     105,425         (601)       5,108
Benefits paid ..................................     (32,413)     (29,182)      (9,869)      (9,822)
                                                   ---------    ---------    ---------    ---------
  Fair value of plan assets at end of year .....     555,208      605,059       75,090       72,622
                                                   ---------    ---------    ---------    ---------

Funded status ..................................      82,859      157,889      (56,732)     (35,122)
Unrecognized net (gain) loss ...................    (130,423)    (200,591)       1,326      (25,669)
Unrecognized prior service cost ................      24,962       27,980        4,689        5,114
Unrecognized net transition obligation (asset) .      (8,566)     (11,156)      49,322       53,433
                                                   ---------    ---------    ---------    ---------
  Net amount recognized in the
    Consolidated Balance Sheets ................   $ (31,168)   $ (25,878)   $  (1,395)   $  (2,244)
                                                   =========    =========    =========    =========

Amounts recognized in the Consolidated Balance
  Sheets consist of:
Prepaid benefit cost ...........................   $  16,773    $  17,034    $   1,493    $   1,042
Accrued benefit liability ......................     (77,538)     (65,533)      (2,888)      (3,286)
Intangible asset ...............................      25,510       22,621           --           --
Accumulated other comprehensive loss ...........       4,087           --           --           --
                                                   ---------    ---------    ---------    ---------
  Net amount recognized ........................   $ (31,168)   $ (25,878)   $  (1,395)   $  (2,244)
                                                   =========    =========    =========    =========

                                             Pension and Postretirement
                                                     Assumptions
                                             --------------------------
                                             2000       1999      1998
                                             ----       ----      ----
Assumptions used were:
Discount rate...........................     7.00%      7.75%     6.75%
Rate of increase in compensation levels.     5.00%      5.00%     5.00%
Weighted average expected long-term
    rate of return on assets............     9.00%      9.00%     9.00%

     For purposes of calculating the postretirement benefit obligation, it is assumed health care costs for covered individuals prior to age 65 will increase by 6.65% in 2001 and that the rate of increase thereafter will decrease to an ultimate rate of 5.50% by the year 2004. For covered individuals age 65 and older, it is assumed health care costs will increase by 5.5% annually.

     If the assumed health care trend rates used to measure the expected cost of benefits covered by the plans were increased by 1.0%, the total service and interest cost for 2000 would increase by $1.6 million, and the postretirement benefit obligation at December 31, 2000, would increase by $16.5 million. If the assumed health care trend rates were to decrease by 1.0%, the total service and interest cost for 2000 would decrease by $1.4 million and the postretirement benefit obligation at December 31, 2000, would decrease by $15.1 million.

     MidAmerican Energy sponsors defined contribution pension plans (401(k) plans) covering substantially all employees. MidAmerican Energy's contributions vary depending on the plan but are based primarily on each participant's level of contribution and cannot exceed the maximum allowable for tax purposes. Total contributions were $7.4 million, $6.2 million and $5.6 million for 2000, 1999 and 1998, respectively.

(6)  SHORT-TERM BORROWING:

     Interim financing of working capital needs and the construction program may be obtained from the sale of commercial paper or short-term borrowing from banks. Information regarding short-term debt follows (dollars in thousands):

                                                            2000       1999       1998
                                                          --------   --------   --------
     Balance at year-end   .............................  $ 81,600   $204,000   $206,221
     Weighted average interest rate on year-end balance.       6.6%       6.3%       5.9%
     Average daily amount outstanding during the year...  $109,213   $133,792   $104,557
     Weighted average interest rate on average
        daily amount outstanding during the year........       6.2%       5.2%      5.6%

     MidAmerican Energy has authority from the Federal Energy Regulatory Commission to issue short-term debt in the form of commercial paper and bank notes aggregating $400 million. MidAmerican Energy currently has in place a $370.4 million revolving credit facility which supports its $250 million commercial paper program and its variable rate pollution control revenue obligations. In addition, MidAmerican Energy has a $5 million line of credit.

(7)  RATE MATTERS:

     Under a 1997 pricing plan settlement agreement resulting from an Iowa Utilities Board rate proceeding, electric prices for MidAmerican Energy's Iowa industrial and commercial customers were reduced through a retail access pilot project, negotiated individual electric contracts and a tariffed rate reduction for some non-contract commercial customers.

     The negotiated electric contracts have differing terms and conditions as well as prices. The vast majority of the contracts expire during the period 2003 through 2005, although some large customers have contracts extending to 2008. Some of the contracts have price renegotiation and early termination provisions exercisable by either party. Prices are set as fixed prices; however, many contracts allow for potential price adjustments with respect to environmental costs, government imposed public purpose programs, tax changes, and transition costs. While the contract prices are fixed (except for the potential adjustment elements), the costs MidAmerican Energy incurs to fulfill these contracts will vary. On an aggregate basis the annual revenues under contract are approximately $180 million.

     Under the 1997 pricing plan settlement agreement, if MidAmerican Energy's annual Iowa electric jurisdictional return on common equity exceeds 12%, then earnings above the 12% level will be shared equally between customers and MidAmerican Energy. If the return exceeds 14%, then two-thirds of MidAmerican Energy's share of those earnings above the 14% level will be used for accelerated recovery of certain regulatory assets. During 2000, MidAmerican Energy credited $14.8 million to its Iowa non-contract customers related to the return calculation for 1999, which was approved by the Iowa Utilities Board, subject to additional refund. In 2000, MidAmerican Energy accrued $21.6 million for customer credits relating to 2000 operations. This Iowa electric retail revenue sharing plan remained in effect through the year 2000. The rates established by the pricing plan settlement agreement will remain in effect until either the plan is renegotiated or a change in rates is approved by the Iowa Utilities Board pursuant to a rate proceeding.

     The pricing plan settlement agreement also precluded MidAmerican Energy from filing for increased rates prior to January 1, 2001 unless the return fell below 9%. Other parties signing the agreement were prohibited from filing for reduced rates prior to 2001 unless the return, after reflecting credits to customers, exceeded 14%. The agreement also eliminated MidAmerican Energy's energy adjustment clause, and, as a result, the cost of fuel is not directly passed on to customers.

     Under an Illinois restructuring law enacted in 1997, a similar sharing mechanism is in place for MidAmerican Energy's Illinois electric operations. A two-year average return on common equity greater than a two-year average benchmark will trigger an equal sharing of earnings on the excess. MidAmerican Energy's computed level of return on common equity is based on a rolling two-year average of the 30-year Treasury Bond rates plus a premium of 5.50% for 1998 and 1999 and a premium of 8.5% for 2000 through 2004. The two-year average above which sharing must occur for 2000 was 12.83%. Using the same 30-year Treasury Bond average, the computed level of return would be 14.33% for 2001 through 2004. The law allows MidAmerican Energy to mitigate the sharing of earnings above the threshold return on common equity through accelerated recovery of regulatory assets.

(8) CONCENTRATION OF CREDIT RISK:

     MidAmerican Energy's regulated electric utility operations serve 582,000 customers in Iowa, 83,000 customers in western Illinois and 4,000 customers in southeastern South Dakota. MidAmerican Energy's regulated gas utility operations serve 508,000 customers in Iowa, 65,000 customers in western Illinois, 69,000 customers in southeastern South Dakota and 5,000 customers in northeastern Nebraska. The largest communities served by MidAmerican Energy are the Iowa and Illinois Quad-Cities; Des Moines, Sioux City, Cedar Rapids, Waterloo, Iowa City and Council Bluffs, Iowa; and Sioux Falls, South

Dakota. MidAmerican Energy's utility operations grant unsecured credit to customers, substantially all of whom are local businesses and residents. As of December 31, 2000, billed receivables from MidAmerican Energy's utility customers, net of receivables sold, totaled $5.3 million. As described in Note
(15), billed receivables related to utility services have been sold to a wholly owned unconsolidated subsidiary.

     MidAmerican Energy also extends unsecured credit to utility service customers, other utilities and marketers for nonregulated electric and gas transactions. Strict guidelines are established regarding the amount of unsecured credit extended to individual customers. MidAmerican Energy's credit exposure to any individual did not exceed 7% of the $83.6 million of related receivables outstanding at December 31, 2000.

(9)  PREFERRED SHARES:

     The $5.25 Series Preferred Shares are subject to mandatory redemption on November 1, 2003 at $100 per share. The $7.80 Series Preferred Shares have sinking fund requirements under which 66,600 shares will be redeemed at $100 per share each May 1, beginning in 2001 through May 1, 2006.

     The 7.98% Series Preferred Shares were issued by a wholly owned statutory business trust of MidAmerican Energy whose sole assets are $103.1 million of MidAmerican Energy 7.98% Series A Debentures due 2045. The preferred shares are mandatorily redeemable. Refer to Note (14) for additional information.

     The total outstanding cumulative preferred securities of MidAmerican Energy not subject to mandatory redemption requirements may be redeemed at the option of MidAmerican Energy at prices which, in the aggregate, total $32.6 million. The aggregate total the holders of all preferred securities outstanding at December 31, 2000, are entitled to upon involuntary bankruptcy is $181.8 million plus accrued dividends. Annual dividend requirements for all preferred securities outstanding at December 31, 2000, total $12.9 million.

(10)  SEGMENT INFORMATION:

     MidAmerican Energy has two reportable operating segments: regulated electric and regulated gas, referred to as the electric and gas segments. The electric segment derives most of its revenue from retail sales of electricity to residential, commercial, and industrial customers and from wholesale sales to other utilities. The gas segment derives most of its revenue from retail sales of natural gas to residential, commercial, and industrial customers and also earns significant revenues by transporting gas owned by others through its distribution systems. Pricing for electric and gas sales are established separately by regulatory agencies; therefore, management also reviews each segment separately to make decisions regarding allocation of resources and in evaluating performance. Common operating costs, interest income, interest expense, income tax expense, and equity in the net income or loss of investees are allocated to each segment.

     The following tables provides information on an operating segment basis as of and for the years ended December 31 (in thousands):

                                            2000           1999           1998
                                         -----------    -----------    -----------
SEGMENT PROFIT INFORMATION
--------------------------
Revenues:
  Electric ...........................   $ 1,212,411    $ 1,178,702    $ 1,169,810
  Gas ................................       656,560        454,802        429,870
  Nonregulated and other .............       449,218        157,532        107,509
                                         -----------    -----------    -----------
    Total ............................     2,318,189      1,791,036      1,707,189
                                         -----------    -----------    -----------

Depreciation and amortization expense:
  Electric ...........................       169,163        163,270        156,546
  Gas ................................        27,981         27,277         25,665
                                         -----------    -----------    -----------
    Total ............................       197,144        190,547        182,211
                                         -----------    -----------    -----------

Interest income:
  Electric ...........................        13,510          2,916          4,945
  Gas ................................         2,383            604          1,169
  Nonregulated and other .............            19             --              2
  Intersegment eliminations ..........          (413)          (480)            --
                                         -----------    -----------    -----------
    Total ............................        15,499          3,040          6,116
                                         -----------    -----------    -----------

Interest expense:
  Electric ...........................        56,132         62,394         66,784
  Gas ................................        12,759         13,247         14,011
  Nonregulated and other .............           425            480            149
  Intersegment eliminations ..........          (413)          (480)            --
                                         -----------    -----------    -----------
    Total ............................        68,903         75,641         80,944
                                         -----------    -----------    -----------

Income tax expense:
  Electric ...........................        96,726         86,315         75,831
  Gas ................................        13,972          5,205           (800)
  Nonregulated and other .............          (237)        (3,067)         1,011
                                         -----------    -----------    -----------
    Total ............................       110,461         88,453         76,042
                                         -----------    -----------    -----------

Earnings on common stock:
    Electric .........................       140,604        120,083        109,539
    Gas ..............................        19,227          6,521           (435)
    Nonregulated and other ...........           670         (4,228)         1,537
                                         -----------    -----------    -----------
       Total .........................       160,501        122,376        110,641
                                         -----------    -----------    -----------



                               2000         1999         1998
                            ----------   ----------   ----------
SEGMENT ASSET INFORMATION
-------------------------
Total Assets:
  Electric ..............   $3,149,650   $2,904,935   $2,897,657
  Gas ...................      632,934      687,668      672,072
  Nonregulated and other.       40,982       16,988       15,801
                            ----------   ----------   ----------
    Total ...............    3,823,566    3,609,591    3,585,530
                            ----------   ----------   ----------

Capital expenditures:
  Electric ..............      179,033      169,261      158,596
  Gas ...................       36,694       34,314       34,758
  Nonregulated and other.        1,075          540       21,065
                            ----------   ----------   ----------
    Total ...............      216,802      204,115      214,419
                            ----------   ----------   ----------

     "Nonregulated and other" consists of nonregulated gas, CBEC Railway and other nonregulated operations.

     As a result of an intersegment loan, electric segment interest income includes $339,000 and $389,000, and gas segment interest income includes $74,000 and $91,000 for 2000 and 1999, respectively. Interest expense for nonregulated and other includes expense of $413,000 and $480,000 for 2000 and 1999, respectively. These amounts were eliminated from consolidated interest income and interest expense.

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

     Gas futures contracts and swaps - Fair value of the futures contracts are based on quoted market prices and generally have maturities of one year or less. The fair value of the swaps is estimated based on quotes from the market makers of these instruments and represents the estimated amounts that would expect to be received or paid to terminate the agreements. See Note 1(i) for additional discussion of fair value.



     The following table presents the carrying amount and estimated fair value of certain financial instruments as of December 31 (in thousands):

                                                              2000                   1999
                                                       -------------------   -------------------
                                                       Carrying    Fair      Carrying     Fair
                                                        Amount     Value      Amount      Value
                                                       --------   --------   --------   --------

Financial Instruments Issued by MidAmerican Energy:
  MidAmerican Energy preferred securities; subject
    to mandatory redemption ........................   $ 50,000   $ 50,700   $ 50,000   $ 52,025
  MidAmerican Energy-obligated preferred securities;
    subject to mandatory redemption ................    100,000     98,752    100,000     87,240
  Long-term debt, including current portion ........    921,682    925,349    870,499    853,015

     The amortized cost, gross unrealized gains and losses and estimated fair value of investments held in the Quad Cities Station nuclear decommissioning trust fund at December 31 are as follows (in thousands):

                                                         2000
                                    -------------------------------------------------
                                    Amortized   Unrealized   Unrealized       Fair
                                      Cost        Gains        Losses         Value
                                     --------    --------     ---------     ---------
     Available-for-sale:
       Equity Securities ........    $ 48,124    $ 30,714     $  (1,942)    $ 76,896
       Municipal Bonds ..........      27,758       1,071          (175)      28,654
       U.S. Government Securities      26,284       1,163            --       27,447
       Corporate Securities .....      14,709          48          (394)      14,363
       Cash equivalents .........       5,740          --            --        5,740
                                     --------    --------     ---------     --------
                                     $122,615    $ 32,996     $  (2,511)    $153,100
                                     ========    ========     =========     ========

                                                           1999
                                     -----------------------------------------------
                                     Amortized   Unrealized    Unrealized      Fair
                                       Cost        Gains        Losses        Value
                                     ---------   ----------    ----------    --------
     Available-for-sale:
       Equity Securities ........    $ 47,921    $ 30,343     $  (1,063)    $ 77,201
       Municipal Bonds ..........      30,913         868          (355)      31,426
       U.S. Government Securities      14,159          78          (123)      14,114
       Corporate Debt Securities.      15,423           5          (492)      14,936
       Cash equivalents .........       3,969          --            --        3,969
                                     --------    --------     ---------     --------
                                     $112,385    $ 31,294     $  (2,033)    $141,646
                                     ========    ========     =========     ========

     At December 31, 2000, the debt securities, which include municipal bonds, U.S. Government securities and corporate securities, held in the Quad Cities Station nuclear decommissioning trust fund had the following maturities (in thousands):

                                     Available for Sale
                                     ------------------
                                    Amortized      Fair
                                      Cost         Value
                                     -------     -------

     Within 1 year..............     $ 1,722     $ 1,742
     1 through 5 years..........      34,281      35,028
     5 through 10 years.........       8,843       9,343
     Over 10 years..............      23,905      24,351

     The proceeds and the gross realized gains and losses on the disposition of investments held in the Quad Cities Station nuclear decommissioning trust fund for the years ended December 31 are as follows (in thousands):

                                     2000     1999       1998
                                   -------   -------   --------

     Proceeds from sales.........  $34,279   $24,684   $29,380
     Gross realized gains........    3,356       615     1,073
     Gross realized losses.......   (4,515)   (2,704)   (2,690)

(12)  INCOME TAX EXPENSE:

     Income tax expense from continuing operations includes the following for the years ended December 31 (in thousands):

                                     2000           1999         1998
                                   ---------     ---------     --------
     Current
       Federal ................    $ 105,754     $  95,967     $ 69,266
       State ..................       32,450        29,553       25,154
                                   ---------     ---------     --------
                                     138,204       125,520       94,420
                                   ---------     ---------     --------
     Deferred
       Federal ................      (18,174)      (25,657)      (8,666)
       State ..................       (4,021)       (5,746)      (4,007)
                                   ---------     ---------     --------
                                     (22,195)      (31,403)     (12,673)
                                   ---------     ---------     --------

     Investment tax credit, net       (5,548)       (5,664)      (5,705)
                                   ---------     ---------     --------
       Total ..................    $ 110,461     $  88,453     $ 76,042
                                   =========     =========     ========

     Included in Deferred Income Taxes in the Consolidated Balance Sheets as of December 31 are deferred tax assets and deferred tax liabilities as follows (in thousands):

                                                            2000        1999
                                                          --------    ---------
     Deferred tax assets related to:
         Investment tax credits ......................    $ 44,846    $ 48,427
         Pensions ....................................      17,820      14,595
         Nuclear reserves and decommissioning ........      20,690      20,280
         Other .......................................       1,138          --
                                                          --------    --------
                                                            84,494      83,302
                                                          --------    --------

     Deferred tax liabilities related to:
         Depreciable property ........................     421,481     424,306
         Income taxes recoverable through future rates     186,427     187,379
         Energy efficiency ...........................       4,391      14,806
         Reacquired debt .............................      10,256      13,117
         Other .......................................       2,547       4,694
                                                          --------    --------
                                                           625,102     644,302
                                                          --------    --------

     Net deferred income tax liability ...............    $540,608    $561,000
                                                          ========    ========

     The following table is a reconciliation between the effective income tax rate indicated by the Consolidated Statements of Income and the statutory federal income tax rate for the years ended December 31:

                                                    2000     1999      1998
                                                    -----    ----      ----

     Effective federal and state income tax rate     39%      40%      38%
     Amortization of investment tax credit .....      2        3        3
     State income tax, net of federal income
       tax benefit .............................     (7)      (7)      (7)
     Other .....................................      1       (1)       1
                                                    ---      ---      ---
     Statutory federal income tax rate .........     35%      35%      35%
                                                    ===      ===      ===

(13)  INVENTORIES:

     Inventories include the following amounts as of December 31 (in thousands):

                                                  2000       1999
                                                -------    -------

     Materials and supplies, at average cost    $26,038    $30,195
     Coal stocks, at average cost ..........     21,076     26,712
     Gas in storage, at LIFO cost ..........     18,413     21,449
     Fuel oil, at average cost .............      2,506      1,156
     Other .................................      1,097      1,137
                                                -------    -------
        Total ..............................    $69,130    $80,649
                                                =======    =======

     At December 31, 2000 prices, the current cost of gas in storage was $107.0 million.

(14) MIDAMERICAN ENERGY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF MIDAMERICAN ENERGY FINANCING I:

     In December 1996, MidAmerican Energy Financing I, a wholly owned statutory business trust of MidAmerican Energy, issued 4,000,000 shares of 7.98% Series MidAmerican Energy-obligated Mandatorily Redeemable Preferred Securities. The sole assets of MidAmerican Energy Financing are $103.1 million of MidAmerican Energy 7.98% Series A Debentures due 2045. There is a full and unconditional guarantee by MidAmerican Energy of the MidAmerican Financing obligations under the Preferred Securities. MidAmerican Energy has the right to defer payments of interest on the Debentures by extending the interest payment period for up to 20 consecutive quarters. If interest payments on the Debentures are deferred, distributions on the Preferred Securities will also be deferred. During any deferral, distributions will continue to accrue with interest thereon, and MidAmerican Energy may not declare or pay any dividend or other distribution on, or redeem or purchase, any of its capital stock.

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

(15)  SALE OF ACCOUNTS RECEIVABLE:

     In 1997 MidAmerican Energy entered into a revolving agreement, which expires in 2002, to sell all of its right, title and interest in the majority of its billed accounts receivable to MidAmerican Energy Funding Corporation, a special purpose entity established to purchase accounts receivable from MidAmerican Energy. MidAmerican Energy Funding Corporation in turn sells receivable interests to outside investors. In consideration of the sale, MidAmerican Energy received cash and a subordinated note, bearing interest at 8%, from MidAmerican Energy Funding Corporation. As of December 31, 2000, the revolving cash balance was $70 million, and the amount outstanding under the subordinated note was $114.9 million. The agreement is structured as a true sale under which the creditors of MidAmerican Energy Funding Corporation will be entitled to be satisfied out of the assets of MidAmerican Energy Funding Corporation prior to any value being returned to MidAmerican Energy or its creditors. Therefore, the accounts receivable sold are not reflected on the Consolidated Balance Sheets. At December 31, 2000, $185.8 million of accounts receivable, net of reserves, was sold under the agreement.

(16)  AFFILIATED COMPANY TRANSACTIONS:

     The companies identified as affiliates are MidAmerican Energy Holdings' subsidiaries. The basis for these charges is provided for in service agreements between MidAmerican Energy and its affiliates.

     MHC incurred charges which are of general benefit to all of its subsidiaries. These costs were for administrative and general salaries and expenses, outside services, director fees, pension, deferred compensation, and retirement costs, some of which originated at MidAmerican Energy. MHC reimbursed MidAmerican Energy for charges originating at MidAmerican Energy in the amount of $1.9 million, $7.7 million, and $12.2 million for 2000, 1999 and 1998, respectively. MidAmerican Energy's allocated share of these costs and those which originated at MHC was $(0.3) million, $7.7 million and $15.3 million for 2000, 1999 and 1998, respectively.

     MidAmerican Energy was also reimbursed for charges incurred on behalf of its affiliates. The majority of these reimbursed expenses was for employee wages and benefits, insurance, building rent, computer costs, administrative services, travel expense, and general and administrative expense; including treasury, legal, shareholder relations and accounting functions. The amount of such expenses was $25.8 million, $11.7 million and $3.2 million for 2000, 1999 and 1998, respectively.

     MidAmerican Energy purchased a corporate jet from MidAmerican Energy Holdings for $14.5 million in 1999. MidAmerican Energy also reimbursed MidAmerican Energy Holdings in the amount of $9.5 million and $5.0 million in 2000 and 1999, respectively, for its allocated share of corporate expenses.

     MidAmerican Energy leases unit trains from an affiliate for the transportation of coal to MidAmerican Energy's generating stations. Unit train costs, including maintenance, were approximately $0.4 million, $1.0 million and $2.1 million for 2000, 1999 and 1998, respectively. MidAmerican Energy purchased railcars from MidAmerican Rail Inc. in the amount of $1.4 million in 1999.

     MidAmerican Energy purchased natural gas from AmGas, an affiliate. MidAmerican Energy's cost of gas related to these transactions was $1.3 million, $4.0 million and $2.2 million for 2000, 1999 and 1998, respectively. MidAmerican Energy also sold natural gas to AmGas in the amount of $32.0 million, $42.3 million and $24.8 million for 2000, 1999 and 1998, respectively.

     MidAmerican Energy purchased natural gas from InterCoast Trade and Resources, an affiliate, in the amount of $2.0 million for 1998. MidAmerican Energy also sold natural gas to InterCoast Trade and Resources in the amount of $1.6 million for 1998.

     MidAmerican Energy had accounts receivable from affiliates of $3.7 million and $8.9 million as of December 31, 2000 and 1999, respectively, that are included in Receivables on the Consolidated Balance Sheets. MidAmerican Energy also had accounts payable to affiliates of $2.5 million and $12.9 million as of December 31, 2000 and 1999, respectively, that are included in Accounts Payable on the Consolidated Balance Sheets.

     MidAmerican Energy has entered into an agreement with Cordova Energy Company LLC, a subsidiary of MidAmerican Energy Holdings, to purchase electric capacity and energy from a gas-fired generation plant currently under construction. The plant is expected to be commercially operational by June 1, 2001. The agreement, which terminates in May 2004, provides for MidAmerican Energy to purchase up to 50% of the net capacity of the plant and to supply the fuel stock required to generate the energy purchased. MidAmerican Energy is required to pay monthly capacity charges once the plant becomes commercially operational. The charges are expected to be approximately $24 million annually.

(17)  UNAUDITED QUARTERLY OPERATING RESULTS:

                                                                2000
                                         --------------------------------------------------
                                         1st Quarter  2nd Quarter  3rd Quarter  4th Quarter
                                         -----------  -----------  -----------  -----------
                                                          (In thousands)

     Operating revenues ..............     $514,852     $469,062     $553,433    $780,842
     Operating income ................       95,977       61,067      123,215      58,497
     Income from continuing operations       44,799       23,875       64,431      32,351
     Earnings on common stock ........       43,560       22,637       63,192      31,112


                                                                1999
                                         ---------------------------------------------------
                                         1st Quarter  2nd Quarter  3rd Quarter   4th Quarter
                                         -----------  -----------  -----------   -----------
                                                           (In thousands)

     Operating revenues ..............     $468,248     $378,341     $458,395    $486,052
     Operating income ................       69,350       55,904      116,843      57,967
     Income from continuing operations       26,184       20,352       58,995      21,800
     Earnings on common stock ........       24,945       19,114       57,756      20,561

     The quarterly data reflect seasonal variations common in the utility industry.

(18)  OTHER INFORMATION:

     Non-Operating - Other, Net, as shown on the Consolidated Statements of Income includes the following for the years ended December 31 (in thousands):


                                               2000          1999         1998
                                             --------      -------      --------

     Discount on sold receivables ........   $(10,212)     $(9,457)     $(8,716)
     Subservicer fee for sold receivables       1,905        1,515        1,714
     Gain on sale of rail cars ...........         --        5,357           --
     Corporate-owned life insurance income      9,299          251        1,537
     Merger investigation costs ..........       (297)      (1,491)          --
     Other ...............................     (2,150)         126       (1,012)
                                             --------      -------      -------
       Total (expense) income ............   $ (1,455)     $(3,699)     $(6,477)
                                             ========      =======      =======

INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholder
MidAmerican Energy Company
Des Moines, Iowa

     We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of MidAmerican Energy Company and subsidiaries (Company) as of December 31, 2000 and 1999, and the related consolidated statements of income, comprehensive income, retained earnings, and cash flows for the years then ended. Our audits also included the 2000 and 1999 financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits. The financial statements and financial statement schedule of the Company for the year ended December 31, 1998 were audited by other auditors whose report, dated January 22, 1999, except with respect to Note (1)(a), as to which the date is March 12, 1999, expressed an unqualified opinion on those financial statements and financial statement schedule.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such 2000 and 1999 consolidated financial statements present fairly, in all material respects, the financial position of MidAmerican Energy Company and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such 2000 and 1999 financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



Des Moines, Iowa                                    DELOITTE & TOUCHE LLP
January 18, 2001

                                                                   SCHEDULE II


                           MIDAMERICAN ENERGY COMPANY
                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2000
                                 (IN THOUSANDS)


   Column A                           Column B    Column C   Column D   Column E

                                      Balance at  Additions              Balance
                                      Beginning    Charged               at End
Description                            of Year    to Income  Deductions  of Year
-----------                           ----------  ---------  ----------  -------

Reserves Deducted From Assets
  To Which They Apply:

  Reserve for uncollectible accounts:

    Year ended 2000...................  $     -    $ 8,498    $(8,396)   $   102
                                        =======    =======    =======    =======

    Year ended 1999...................  $     -    $ 6,581    $(6,581)   $     -
                                        =======    =======    =======    =======

    Year ended 1998...................  $     -    $ 6,915    $ 6,915    $     -
                                        =======    =======    =======    =======



Reserves Not Deducted From Assets (1):

   Year ended 2000....................  $ 8,051    $ 3,316    $(3,221)   $ 8,146
                                        =======    =======    =======    =======

   Year ended 1999....................  $ 4,688    $ 4,906    $(1,543)   $ 8,051
                                        =======    =======    =======    =======

   Year ended 1998....................  $ 5,257    $ 1,148    $(1,717)   $ 4,688
                                        =======    =======    =======    =======



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

                                                   MIDAMERICAN ENERGY COMPANY
                                                   --------------------------
                                                          Registrant



Date: February 28, 2001                           By  /s/  Gregory E. Abel
                                                    -------------------------
                                                      (Gregory E. Abel)
                                                      Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

         Signature                 Title                           Date
         ---------                 -----                           ----



                          *     Chairman                      February 28, 2001
---------------------------
  (David L. Sokol)



/s/ Gregory E. Abel             Chief Executive Officer       February 28, 2001
---------------------------
    (Gregory E. Abel)           and Director



/s/  Patrick J. Goodman         Senior Vice President and     February 28, 2001
---------------------------
    (Patrick J. Goodman)        Chief Financial Officer



/s/  Ronald W. Stepien          Director                      February 28, 2001
---------------------------
    (Ronald W. Stepien)



/s/  Steven A. McArthur         Director                      February 28, 2001
-----------------------------
    (Steven A. McArthur)



*By: /s/  Steven A. McArthur    Attorney-in-Fact              February 28, 2001
   --------------------------
         (Steven A. McArthur)

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

10.16 Iowa Utilities Board Settlement Agreement (Filed as Exhibit 10.16 to MidAmerican Energy's Annual Report on Form 10-K dated December 31, 2000, Commission File No. 1-11505).

Note: Pursuant to (b) (4) (iii)(A) of Item 601 of Regulation S-K, the Company has not filed as an exhibit to this Form 10-K certain instruments with respect to long-term debt not registered in which the total amount of securities authorized thereunder does not exceed 10% of total assets of the Company, but hereby agrees to furnish to the Commission on request any such instruments.