Form 10-K405/A
period 2000-12-31
MIDAMERICAN ENERGY CO
filed 2001-03-08
CIK 928576

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A
                                AMENDMENT NO. 1

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

                                     Part IV
                                     -------
Item 14   Exhibits, Financial Statement Schedules and Reports on Form 8-K.. 24
Signatures ................................................................ 76
Exhibit Index.............................................................. 77

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     Information required by Item 13 is omitted pursuant to General Instruction I(2)(c)to Form 10-K.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
-----------------------------------------------------------------
     FORM 8-K
     --------

(A)1.  FINANCIAL STATEMENTS (INCLUDED HEREIN)
                                                                        Page No.

       Selected Consolidated Financial Data...........................    25
       Management's Discussion and Analysis of Financial Condition
          And Results of Operations...................................    26
       Consolidated Statements of Income
          For the Years Ended December 31, 2000, 1999 and 1998........    43
       Consolidated Statements of Comprehensive Income
          For the Years Ended December 31, 2000, 1999 and 1998........    44
       Consolidated Balance Sheets
          As of December 31, 2000 and 1999 ...........................    45
       Consolidated Statements of Cash Flows
          For the Years Ended December 31, 2000, 1999 and 1998........    46
       Consolidated Statements of Capitalization
          As of December 31, 2000 and 1999 ...........................    47
       Consolidated Statements of Retained Earnings
          For the Years Ended December 31, 2000, 1999 and 1998........    48
       Notes to Consolidated Financial Statements.....................    49
       Independent Auditors' Reports...................................   73


(A)2.  FINANCIAL STATEMENT SCHEDULES (INCLUDED HEREIN)

     The  following   schedules   should  be  read  in   conjunction   with  the
aforementioned financial statements.

                                                                        Page No.
     MidAmerican Energy Company Consolidated Valuation
       and Qualifying Accounts (Schedule II) .........................    75

     Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

(A)3.  EXHIBITS

     See Exhibit Index on page 77.

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



/s/  Deloitte & TOUCHE LLP

Des Moines, Iowa
January 18, 2001

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholder
MidAmerican Energy Company

In our opinion, the accompanying consolidated statements of income, comprehensive income, retained earnings and cash flows for the year ended December 31, 1998, present fairly, in all material respects, the results of operations and cash flows of MidAmerican Energy Company and its subsidiaries for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule information for the year ended December 31, 1998, listed in the accompanying index, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements for the year ended December 31, 1998. These financial statements and financial statement schedule information are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule information based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. We have not audited the consolidated financial statements of MidAmerican Energy Company for any period subsequent to December 31, 1998.




/s/  PricewaterhouseCoopers LLP

Kansas City, Missouri
January 22, 1999 except with respect to Note (1)(a) as to which the date is March 12, 1999



                                      -74

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report, as amended, to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   MIDAMERICAN ENERGY COMPANY
                                                   --------------------------
                                                          Registrant



Date: March 6, 2001                           By  /s/  Gregory E. Abel
                                                    -------------------------
                                                      (Gregory E. Abel)
                                                      Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report, as amended, has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

         Signature                 Title                           Date
         ---------                 -----                           ----



                          *     Chairman                      March 6, 2001
---------------------------
  (David L. Sokol)



/s/ Gregory E. Abel             Chief Executive Officer       March 6, 2001
---------------------------
    (Gregory E. Abel)           and Director



/s/  Patrick J. Goodman         Senior Vice President and     March 6, 2001
---------------------------
    (Patrick J. Goodman)        Chief Financial Officer



/s/  Ronald W. Stepien          Director                      March 6, 2001
---------------------------
    (Ronald W. Stepien)



/s/  Steven A. McArthur         Director                      March 6, 2001
-----------------------------
    (Steven A. McArthur)



*By: /s/  Steven A. McArthur    Attorney-in-Fact              March 6, 2001
   --------------------------
         (Steven A. McArthur)

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