Form 10-Q
period 2001-03-31
MIDAMERICAN ENERGY CO
filed 2001-05-14
CIK 928576

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2001
                                                --------------

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

                               Title of each Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---
As of April 30, 2001, all 70,980,203 outstanding shares of MidAmerican Energy Company's voting stock were held by its parent company, MHC Inc.

                           MIDAMERICAN ENERGY COMPANY

                                    FORM 10-Q

                                TABLE OF CONTENTS



                         PART I.  FINANCIAL INFORMATION             PAGE NO.

ITEM 1.  Financial Statements

           Independent Accountants' Report..........................   3
           Consolidated Statements of Income........................   4
           Consolidated Balance Sheets..............................   5
           Consolidated Statements of Cash Flows....................   6
           Notes to Consolidated Financial Statements...............   7

ITEM 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations............  13

                         PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings..........................................  23

ITEM 6.  Exhibits and Reports on Form 8-K...........................  24

Signatures..........................................................  25

Exhibit Index.......................................................  26

INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors and Shareholder
MidAmerican Energy Company
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Energy Company and subsidiaries (the Company) as of March 31, 2001, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet and statement of capitalization of MidAmerican Energy Company and subsidiaries as of December 31, 2000, and the related consolidated statements of income, comprehensive income, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated January 18, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2000 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




DELOITTE & TOUCHE LLP

Des Moines, Iowa
April 18, 2001

                           MIDAMERICAN ENERGY COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                             THREE MONTHS
                                                            ENDED MARCH 31,
                                                      -------------------------
                                                        2001            2000
                                                      ---------       ---------
OPERATING REVENUES
Regulated electric .............................      $ 294,390       $ 278,463
Regulated gas ..................................        366,858         179,902
Nonregulated ...................................        227,289          56,487
                                                      ---------       ---------
                                                        888,537         514,852
                                                      ---------       ---------
OPERATING EXPENSES
Regulated:
  Cost of fuel, energy and capacity ............         65,800          58,317
  Cost of gas sold .............................        292,450         111,498
  Other operating expenses .....................         96,452         101,891
  Maintenance ..................................         27,790          24,739
  Depreciation and amortization ................         50,810          48,394
  Property and other taxes .....................         17,274          19,299
                                                      ---------       ---------
                                                        550,576         364,138
                                                      ---------       ---------
Nonregulated:
  Cost of sales ................................        219,204          51,138
  Other ........................................          4,181           3,599
                                                      ---------       ---------
                                                        223,385          54,737
                                                      ---------       ---------
Total operating expenses .......................        773,961         418,875
                                                      ---------       ---------

OPERATING INCOME ...............................        114,576          95,977
                                                      ---------       ---------

NON-OPERATING INCOME
Interest and dividend income ...................          4,525           1,373
Other, net .....................................         (3,945)         (2,119)
                                                      ---------       ---------
                                                            580            (746)
                                                      ---------       ---------

FIXED CHARGES
Interest on long-term debt .....................         16,028          14,583
Other interest expense .........................          1,177           2,900
Preferred dividends of subsidiary trust ........          2,057           1,995
Allowance for borrowed funds ...................           (492)           (379)
                                                      ---------       ---------
                                                         18,770          19,099
                                                      ---------       ---------

INCOME BEFORE INCOME TAXES .....................         96,386          76,132
INCOME TAXES ...................................         40,597          31,333
                                                      ---------       ---------
NET INCOME .....................................         55,789          44,799
PREFERRED DIVIDENDS ............................          1,239           1,239
                                                      ---------       ---------

EARNINGS ON COMMON STOCK .......................      $  54,550       $  43,560
                                                      =========       =========

        The accompanying notes are an integral part of these statements.

                           MIDAMERICAN ENERGY COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                AS OF
                                                         -----------------------
                                                         MARCH 31,  DECEMBER 31,
                                                           2001        2000
                                                         ---------- ------------
                                                         (UNAUDITED)
ASSETS
UTILITY PLANT
Electric .............................................   $4,489,092   $4,471,839
Gas ..................................................      837,033      831,203
                                                         ----------   ----------
                                                          5,326,125    5,303,042
Less accumulated depreciation and amortization .......    2,728,440    2,680,420
                                                         ----------   ----------
                                                          2,597,685    2,622,622
Construction work in progress ........................       38,362       38,584
                                                         ----------   ----------
                                                          2,636,047    2,661,206
                                                         ----------   ----------

POWER PURCHASE CONTRACT ..............................       80,335       82,231
                                                         ----------   ----------
CURRENT ASSETS
Cash and cash equivalents ............................       10,745        9,677
Receivables ..........................................      368,840      422,661
Inventories ..........................................       23,902       69,130
Prepaid taxes ........................................       23,956       22,889
Other ................................................        9,824        9,789
                                                         ----------   ----------
                                                            437,267      534,146
                                                         ----------   ----------

INVESTMENTS AND NONREGULATED PROPERTY, NET ...........      262,797      256,053
REGULATORY ASSETS ....................................      231,051      240,934
OTHER ASSETS .........................................       56,294       48,996
                                                         ----------   ----------
TOTAL ASSETS .........................................   $3,703,791   $3,823,566
                                                         ==========   ==========

CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common shareholder's equity ..........................   $1,125,910   $1,161,968
MidAmerican preferred securities, not subject to
  mandatory redemption ...............................       31,759       31,759
Preferred securities, subject to mandatory redemption:
  MidAmerican preferred securities ...................       50,000       50,000
  MidAmerican-obligated preferred securities of
    subsidiary trust holding solely MidAmerican
    junior subordinated debentures ...................      100,000      100,000
Long-term debt (excluding current portion) ...........      820,210      820,082
                                                         ----------   ----------
                                                          2,127,879    2,163,809
                                                         ----------   ----------
CURRENT LIABILITIES
Notes payable ........................................       45,600       81,600
Current portion of long-term debt ....................      101,560      101,600
Current portion of power purchase contract ...........       16,554       16,554
Accounts payable .....................................      244,491      308,784
Taxes accrued ........................................      136,300      124,493
Interest accrued .....................................       12,976       12,016
Other ................................................       35,988       34,667
                                                         ----------   ----------
                                                            593,469      679,714
                                                         ----------   ----------
OTHER LIABILITIES
Power purchase contract ..............................       35,728       35,728
Deferred income taxes ................................      537,286      540,608
Investment tax credit ................................       64,247       66,209
Other ................................................      345,182      337,498
                                                         ----------   ----------
                                                            982,443      980,043
                                                         ----------   ----------
TOTAL CAPITALIZATION AND LIABILITIES .................   $3,703,791   $3,823,566
                                                         ==========   ==========

        The accompanying notes are an integral part of these statements.

                           MIDAMERICAN ENERGY COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                  THREE MONTHS
                                                                 ENDED MARCH 31,
                                                             ----------------------
                                                                2001         2000
                                                             ---------    ---------
NET CASH FLOWS FROM OPERATING ACTIVITIES
Net income ...............................................   $  55,789    $  44,799
Adjustments to reconcile net income to net cash provided:
  Depreciation and amortization ..........................      50,923       48,468
  Deferred income taxes and investment tax credit, net ...      (4,852)      (2,707)
  Amortization of other assets ...........................      12,941       12,095
  Cash inflow of accounts receivable securitization ......           -       12,877
  Impact of changes in working capital ...................      47,742       52,409
  Other ..................................................      (1,493)        (807)
                                                             ---------    ---------
    Net cash provided ....................................     161,050      167,134
                                                             ---------    ---------

NET CASH FLOWS FROM INVESTING ACTIVITIES
Utility construction expenditures ........................     (26,805)     (28,988)
Quad Cities Generating Station decommissioning trust fund       (2,075)      (2,075)
Nonregulated capital expenditures ........................      (1,133)        (617)
Other investing activities, net ..........................      (2,690)      (3,060)
                                                             ---------    ---------
   Net cash used .........................................     (32,703)     (34,740)
                                                             ---------    ---------

NET CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid ...........................................     (91,239)      (1,239)
Retirement of long-term debt, including reacquisition cost         (40)    (110,142)
Net decrease in notes payable ............................     (36,000)     (23,452)
                                                             ---------    ---------
  Net cash used ..........................................    (127,279)    (134,833)
                                                             ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .....       1,068       (2,439)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .........       9,677        5,167
                                                             ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...............   $  10,745    $   2,728
                                                             =========    =========

ADDITIONAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized ................   $  14,097    $  17,240
                                                             =========    =========
Income taxes paid ........................................   $  13,054    $  18,230
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

     MidAmerican Energy estimates the range of possible costs for investigation, remediation and monitoring for the sites discussed above to be $22 million to $68 million. MidAmerican Energy's estimate of the probable cost for these sites as of March 31, 2001 was $25 million. The estimate consists of $3 million for investigation costs, $8 million for remediation costs, $12 million for groundwater treatment and monitoring costs and $2 million for closure and administrative costs. This estimate has been recorded as a liability and a regulatory asset for future recovery. MidAmerican Energy projects that these amounts will be paid or incurred over the next 10 years.

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

     On February 27, 2001, the Supreme Court, in Whitman v. American Trucking Associations, upheld the standards, ruling that the Environmental Protection Agency did not exceed its constitutional delegation of authority in establishing the standards in 1997. The court ruled that the Clean Air Act's requirement for the Environmental Protection Agency to establish National Ambient Air Quality Standards at a level "requisite" to protect public health, or "sufficient, but not more than necessary", is within the constitutional scope of discretion that Congress can delegate to a federal agency. The court also explicitly held that cost cannot be taken into account when setting the standards. The court remanded the issue of implementation of the ozone standard. However, the Environmental Protection Agency is moving forward with analyzing existing monitored data and determining attainment status.

     The impact of the new standards on MidAmerican Energy is currently unknown. MidAmerican Energy's fossil fuel generating stations may be subject to emission reductions if the stations are located in nonattainment areas. As part of an overall state plan to achieve attainment of the standards, MidAmerican Energy could be required to install control equipment on its fossil fuel generating stations or decrease the number of hours during which these stations operate. The degree to which MidAmerican Energy may be required to install control equipment or decrease operating hours under a nonattainment scenario will be determined by the state's assessment of MidAmerican Energy's relative contribution, along with other emission sources, to the nonattainment status. The installation of control equipment would result in increased costs to MidAmerican Energy. A decrease in the number of hours during which the affected stations operate would decrease the revenues of MidAmerican Energy.

C.  RATE MATTERS:

     A pricing plan settlement agreement entered into in 1997 among MidAmerican Energy, the Office of Consumer Advocate and other parties pursuant to a rate proceeding before the Iowa Utilities Board establishing MidAmerican Energy's Iowa retail electric rates, expired on December 31, 2000. With limited exceptions, the pricing plan settlement agreement precluded MidAmerican Energy from seeking an increase in these rates and the other parties, including the Office of Consumer Advocate, from seeking a decrease in rates prior to January 1, 2001. The rates established by the pricing plan settlement agreement will remain in effect until either the plan is renegotiated by the parties or a change in rates is established pursuant to a rate proceeding, both of which are subject to approval by the Iowa Utilities Board.

     On March 14, 2001, the Office of the Consumer Advocate filed a petition with the Iowa Utilities Board to reduce Iowa retail electric rates by approximately $77 million annually. This filing is being contested by MidAmerican Energy and, under Iowa law, the Iowa Utilities Board must rule on the petition within ten months from March 14, 2001. The Iowa Utilities Board has established a procedural schedule that sets a hearing date of September 24, 2001. Iowa law provides that the rates collected after the filing of the petition are subject to refund with interest if they exceed rates finally approved by the Iowa Utilities Board.

     Under an Illinois restructuring law enacted in 1997, a sharing mechanism is in place for MidAmerican Energy's Illinois regulated retail electric operations whereby earnings above a computed threshold will be shared equally between customers and shareholders. A two-year average return on common equity greater than a two-year average benchmark will trigger an equal sharing of earnings on the excess. MidAmerican Energy's computed level of return on common equity is based on a rolling two-year average of the 30-year Treasury Bond rates plus a premium of 5.50% for 1998 and 1999 and a premium of 8.5% for 2000 through 2004. The two-year average above which sharing must occur for 2000 was 12.83%. Using the same 30-year Treasury Bond average, the computed level of return would be 14.33% for 2001 through 2004. The law allows MidAmerican Energy to mitigate the sharing of earnings above the threshold return on common equity through accelerated recovery of regulatory assets.

D.  ACCOUNTING FOR THE EFFECTS OF CERTAIN TYPES OF REGULATION

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

E.  DERIVATIVE FINANCIAL INSTRUMENTS:

     In January 2001 MidAmerican Energy adopted Statement of Financial Accounting Standards (SFAS) Nos. 133 and 138, pertaining to the accounting for derivative instruments and hedging activities. These pronouncements require that derivative instruments be recorded at fair value on the balance sheet and changes in fair value recognized in income. To the extent that derivative instruments are used for hedging purposes, and are highly effective as hedges, hedge accounting is permitted, as discussed below, which mitigates the impact on earnings of changes in the fair value of the derivatives.

     MidAmerican Energy uses a variety of derivative financial instruments to hedge the effect of price changes on cash flows from expected future physical transactions (cash flow hedges) and the fair value of physical purchase and sale commitments (fair value hedges) and to minimize price volatility for regulated gas purchases. The objective of MidAmerican Energy's hedging program is to minimize the impact of changing prices for natural gas and electricity on its cash flows. Instruments used for gas hedging transactions include futures contracts, swaps and options. Instruments used for electric hedging transactions include forward contracts and options. Small volumes of derivative financial instruments are traded from time to time to profit from price arbitrage opportunities.

     Unrealized gains and losses on cash flow hedges of future transactions are recorded in other comprehensive income. Only hedges that are highly effective in offsetting the risk of variability in future cash flows are accounted for in this manner. Future transactions include purchases of gas for resale to regulated and nonregulated customers, purchases of gas for storage, and purchases and sales of wholesale electric energy. When the associated hedged future transaction occurs or if a hedging relationship is no longer appropriate, the unrealized gains and losses are reversed from other comprehensive income and recognized in net income. Realized gains on cash flow hedges are recorded in Cost of Gas Sold, Nonregulated Cost of Sales, or Nonregulated Operating Revenues, depending upon the nature of the physical transaction being hedged.

     For the quarter ended March 31, 2001, $33,000 of net gains were realized from the ineffectiveness of cash flow hedges. During the twelve months beginning April 1, 2001, it is anticipated that all of the net unrealized gains (losses) on cash flow hedges presently recorded as accumulated other comprehensive income will be reclassified into earnings.

     Unrealized gains and losses on fair value hedges are recognized in income as either Nonregulated Operating Revenues, Nonregulated Cost of Sales, or Cost of Gas Sold depending upon the nature of the item being hedged. Purchase and sales commitments hedged by fair value hedges are recorded at fair value, with the changes in values also recognized in income and substantially offsetting the impact of the hedges on earnings. A net pre-tax gain of $69,000, representing the ineffectiveness of fair value hedges, is included in Nonregulated Cost of Sales.

     Unrealized gains and losses on derivatives held for trading purposes are recognized in income each reporting period as Nonregulated Operating Revenues.

     As of March 31, 2001, MidAmerican Energy held the following instruments as hedges:

                                   Notional     Unit of        Fair Value
                                    Amount      Measure     Asset (Liability)
                                    ------      -------     -----------------

Natural Gas Futures - Net Short      240,000      MMBtu        $2,456,840
Natural Gas Swaps                    895,607      MMBtu           528,478
Electricity Forward
  Contracts - Net Short              120,800        MWh          (925,600)

     A $1/MMBtu increase in the price of natural gas would increase the fair value of the natural gas instruments by $1.1 million. A $5/MWh increase in electricity would decrease the fair value of the electricity forwards contracts by $0.6 million.

F.   SEGMENT INFORMATION:

     MidAmerican Energy has two reportable operating segments: regulated electric and regulated gas, referred to as the electric and gas segments. The electric segment derives most of its revenue from retail sales of regulated electricity to residential, commercial, and industrial customers and from wholesale sales to other utilities. The gas segment derives most of its revenue from retail sales of natural gas to residential, commercial, and industrial customers and also earns significant revenues by transporting gas owned by others through its distribution systems. Pricing for electric and gas sales are established separately by regulatory agencies; therefore, management also reviews each segment separately to make decisions regarding allocation of resources and in evaluating performance. Common operating costs, interest income, interest expense, income tax expense and equity in the net income or loss of investees are allocated to each segment.

     The following table provides MidAmerican Energy information on an operating segment basis (in thousands):

                                                Three Months
                                               Ended March 31,
                                           -----------------------
                                             2001           2000
                                           --------       --------
Revenues:
  Electric.....................            $294,390       $278,463
  Gas..........................             366,858        179,902
  Nonregulated and other (a)...             227,289         56,487
                                           --------       --------
                                           $888,537       $514,852
                                           ========       ========

Earnings on Common Stock:
  Electric.....................            $ 34,435       $ 27,771
  Gas..........................              17,875         14,838
  Nonregulated and other (a)...               2,240            951
                                           --------       --------
                                           $ 54,550       $ 43,560
                                           ========       ========

(a) "Nonregulated and other" consists of nonregulated gas operations, CBEC Railway and other nonregulated activities.

G.  OTHER COMPREHENSIVE INCOME:

     For the three months ended March 31, 2001, MidAmerican Energy's total comprehensive income was $53.9 million. The difference from Earnings on Common Stock is due to the effective portion of net gains and losses on MidAmerican Energy's derivative instruments classified as cash flow hedges. For the three months ended March 31, 2000, there was no difference between MidAmerican Energy's total comprehensive income and Earnings on Common Stock.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

                                  INTRODUCTION
                                  ------------

     MidAmerican Energy Company is a public utility company headquartered in Des Moines, Iowa, and incorporated in the state of Iowa. It is the principal subsidiary of MHC Inc. MHC is a wholly owned subsidiary of MidAmerican Funding, LLC, whose sole member is MidAmerican Energy Holdings Company.

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

                              RESULTS OF OPERATIONS
                              ---------------------

REGULATED GROSS MARGIN

     Regulated Electric Gross Margin -

                                                    Three Months
                                                  Ended March 31,
                                                  ---------------
                                                 2001         2000
                                                 ----         ----
                                                   (In millions)
     Operating revenues...................       $294         $278
     Cost of fuel, energy and capacity....         66           58
                                                 ----         ----
       Electric gross margin..............       $228         $220
                                                 ====         ====

     Electric gross margin for the first quarter of 2001 increased $8 million compared to the first quarter of 2000. Temperatures during the three months ended March 31, 2001, were colder than temperatures in the first quarter of 2000, resulting in a $9 million increase in electric margin. Other usage factors not dependent on weather decreased electric margin by $7.3 million compared to the first quarter of 2000. In total, retail sales of electricity increased 2.0% for the three months ended March 31, 2001.

     MidAmerican Energy's margins on wholesale sales, net of a reserve for revenue sharing, increased $3.3 million compared to the first quarter of 2000. Sales volumes for wholesale sales increased 20.2% for the three months ended March 31, 2001, relative to the comparable period in 2000. Wholesale sales are the sales of energy to other utilities, municipalities and marketers outside of MidAmerican Energy's delivery system. Additionally, electric revenues for the three months ended March 31, 2001, reflect a gain of $3.2 million on the sale of emission allowances.

     Regulated Gas Gross Margin -

                                        Three Months
                                       Ended March 31,
                                      -----------------
                                      2001         2000
                                      ----         ----
                                        (In millions)
     Operating revenues...........    $367         $180
     Cost of gas sold.............     292          111
                                      ----         ----
       Gas gross margin...........    $ 75         $ 69
                                      ====         ====

     Regulated gas revenues include purchase gas adjustment clauses through which MidAmerican Energy is allowed to recover the cost of gas sold from most of its gas utility customers. Consequently, fluctuations in the cost of gas sold do not affect gross margin or net income because revenues reflect comparable fluctuations in revenues from the purchase gas adjustment clauses. An increase in the per-unit cost of gas for the three-month period ended March 31, 2001, compared to the same period in 2000, increased revenues and cost of gas sold by approximately $160 million.

     Temperatures during the three months ended March 31, 2001, were colder than temperatures in the first quarter of 2000, resulting in a $7 million increase in gas gross margin. Other rate and usage factors decreased gross margin by $0.4 million compared to the first quarter of 2000.

REGULATED OPERATING EXPENSES

     Regulated other operating expenses decreased $5.4 for the first quarter of 2001 compared to the first quarter of 2000. The decrease was due to reductions in health care and other benefit costs, Quad Cities Station operating expenses, information technology expenses, energy efficiency program costs, and assessments from utility regulatory agencies.

     Maintenance  expenses  increased  $3.1  million for the three  months ended
March 31, 2001, compared to the 2000 period due principally to increased electric and gas distribution expenses.

     Depreciation and amortization expense increased $2.4 million compared to the first quarter of 2000 due principally to the increase in utility plant and an increase in depreciation rates implemented in 2001.

     Property and other taxes decreased $2.0 million for the three months ended March 31, 2001, compared to the 2000 period due to a decrease in Iowa property taxes and an adjustment to payroll taxes in the first quarter of 2001.

NONREGULATED OPERATING REVENUES AND OPERATING EXPENSES

     Nonregulated Gross Margin -

                                              Three Months
                                             Ended March 31,
                                             ---------------
                                             2001      2000
                                             ----      ----
                                              (In millions)
     Operating revenues..............        $227      $56
     Cost of sales...................         219       51
                                             ----      ---
       Gross margin..................        $  8      $ 5
                                             ====      ===

     Nonregulated   revenues  and  cost  of  sales  consist   substantially   of
nonregulated natural gas marketing operations. Revenues from nonregulated natural gas marketing operations increased $170.6 million compared to the first quarter of 2000 to $216.7 million for the first quarter of 2001. An increase in the average price per unit sold, reflective of a 171% increase in the average cost of gas, accounted for $135.5 million of the increase in revenues. Sales volumes increased 13 million MMBtus (76%) resulting in a $35.1 million increase in revenues. Cost of sales increased $168.7 million to $213.5 million for the three months ended March 31, 2001, due to the increases in the per-unit cost of gas sold and sales volumes. Gross margin for the nonregulated natural gas operations increased $1.9 million to $3.2 million for the first quarter of 2001. The improvement in gross margin reflects an increase in margin per unit and sales volumes.

     Nonregulated revenues for the first quarter of 2001 include $3.6 million from MidAmerican Energy's market access service project compared to $4.2 million in the first quarter of 2000. The pilot project allows larger Iowa customers that are participating in the project to choose their electric power supplier. MidAmerican Energy's revenues from project participants related to non-supply services, such as distribution and transmission, are reflected in regulated electric revenues. Cost of sales decreased $1.3 million to $3.3 million related to the market access service project.

     As of December 31, 2000, all non-residential customers in Illinois have been allowed to select their electric power supplier. For the three months ended March 31, 2001, compared to the three months ended March 31, 2000, related revenues increased $2.1 million to $3.6 million, and related cost of sales increased $0.4 million to $1.9 million, resulting in a $1.7 million increase in gross margin.

     MidAmerican Energy's nonregulated revenues in the first three months of 2000 include $1.0 million of pre-tax income from an award for successful performance under an incentive gas procurement program. A similar award was not recorded in the 2001 period.

     Nonregulated Operating Expenses: Other -

     Nonregulated other operating expenses increased $0.6 million for the three months ended March 31, 2001, due to an increase in costs related to MidAmerican Energy's nonregulated retail services.

NON-OPERATING INCOME AND INTEREST EXPENSE

     Interest and Dividend Income -

     The increase in interest income was due principally to a $2.5 million increase in interest income on a note receivable related to MidAmerican Energy's accounts receivable sold. The increase in the note receivable is a result of the increased balance in receivables sold.

     Other, Net -

     Other, Net, which includes a number of non-operating income and deduction items, reduced Non-operating Income by $3.9 million and $2.1 million in the three months ended March 31, 2001 and 2000, respectively. Other, Net includes a discount on sold accounts receivable, net of a subservicer fee charged to MidAmerican Energy Funding Corporation for servicing the accounts. The discount is designed to cover the expenses of MidAmerican Energy Funding Corporation, including bad debt expense, subservicer fees, monthly administrative costs and interest. The discount is recorded in Other, Net because it is not reflected in utility cost of service for regulatory purposes. The discount, net of the subservicer fee, reduced Other, Net by $5.5 million and $2.1 million in the first quarter of 2001 and 2000, respectively. Other, Net for the first quarter of 2001 also reflects a $1.4 million gain on the sale of MidAmerican Energy rail cars.

     Fixed Charges -

     The increase in interest on long-term debt was due to interest on $162 million of MidAmerican Energy medium-term notes issued in July 2000, net of the impact of debt maturities in 2000.

     Other interest expense decreased compared to the first quarter of 2000 due principally to a reduction in short-term debt outstanding at MidAmerican Energy.

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

     MidAmerican Energy has available a variety of sources of liquidity and capital resources, both internal and external. These resources provide funds required for current operations, construction expenditures, dividends, debt retirement and other capital requirements.

     As reflected on the Consolidated Statements of Cash Flows, MidAmerican Energy's net cash provided from operating activities was $161 million and $167 million for the three months ended March 31, 2001 and 2000, respectively.

INVESTING ACTIVITIES AND PLANS

     Utility Construction Expenditures -

     MidAmerican  Energy's  primary  need for  capital is  utility  construction
expenditures.   For  the  first  three  months  of  2001,  utility  construction expenditures totaled $27 million, including allowance for funds used during construction, or capitalized financing costs, and Quad Cities Station nuclear fuel purchases. All such expenditures were met with cash generated from utility operations, net of dividends.

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

     Nuclear Decommissioning -

     Each licensee of a nuclear facility is required to provide financial assurance for the cost of decommissioning its licensed nuclear facility. In general, decommissioning of a nuclear facility means to safely remove the facility from service and restore the property to a condition allowing unrestricted use by the operator. Based on information presently available, MidAmerican Energy expects to contribute approximately $41 million during the period 2001 through 2005 to external trusts established for the investment of funds for decommissioning Quad Cities Station. Approximately 55% of the trusts' funds are now invested in domestic corporate debt and common equity securities. The remainder is invested in investment grade municipal and U.S. Treasury bonds. Funding for Quad Cities Station is reflected in depreciation expense in the Consolidated Statements of Income.

     Based on information presently available and assuming a September 2004 shutdown of Cooper, MidAmerican Energy expects to accrue approximately $55 million for Cooper decommissioning during the period 2001 through 2004. Amounts related to Cooper decommissioning are reflected in Other Operating Expenses in the Consolidated Statements of Income. The funds that were previously provided to Nebraska Public Power District, with the understanding that Cooper will be shutdown in September 2004, are invested predominately in U.S. Treasury Bonds and other U.S. Government securities. Approximately 30% of the funds are invested in domestic corporate debt. MidAmerican Energy's obligation, if any, for Cooper decommissioning will be affected by the actual plant shutdown date. In July 1997, Nebraska Public Power District filed a lawsuit in United States District Court for the District of Nebraska naming MidAmerican Energy as the defendant and seeking a declaration of MidAmerican Energy's rights and obligations in connection with Cooper nuclear decommissioning funding. Refer to
Part II, Item 1. Legal Proceedings, for further discussion of the litigation.

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

FINANCING ACTIVITIES, PLANS AND AVAILABILITY

     Debt Authorization and Credit Facilities -

     MidAmerican Energy currently has authority from the Federal Energy Regulatory Commission to issue short-term debt in the form of commercial paper and bank notes aggregating $500 million. MidAmerican Energy currently has in place a $370.4 million revolving credit facility that supports its $250 million commercial paper program and its variable rate pollution control revenue obligations. In addition, MidAmerican Energy has a $5 million line of credit.

     MidAmerican Energy has on file with the Securities and Exchange Commission a registration statement for $500 million in various forms of senior and subordinated, unsecured long-term debt and preferred securities.

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

     Accounts Receivable Sold -

     In 1997, MidAmerican Energy entered into a revolving agreement, which expires in 2002, to sell all of its right, title and interest in the majority of its billed accounts receivable to MidAmerican Energy Funding Corporation, a special purpose entity established to purchase accounts receivable from MidAmerican Energy. MidAmerican Energy Funding Corporation in turn sells receivable interests to outside investors. In consideration for the sale, MidAmerican Energy received cash and a subordinated note, bearing interest at 8%, from MidAmerican Energy Funding Corporation. As of March 31, 2001, the revolving cash balance was $70 million, and the amount outstanding under the subordinated note was $213.0 million. The agreement is structured as a true sale, under which the creditors of MidAmerican Energy Funding Corporation will be entitled to be satisfied out of the assets of MidAmerican Energy Funding Corporation prior to any value being returned to MidAmerican Energy or its creditors. Therefore, the accounts receivable sold are not reflected on MidAmerican Energy's Consolidated Balance Sheets. As of March 31, 2001, $284.8 million of accounts receivable, net of reserves, were sold under the agreement.

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

     The introduction of competition in the wholesale market has resulted in a proliferation of power marketers and a substantial increase in market activity. The wholesale market has also increased in price volatility. As this market matures, volatility may decline.

     With the elimination of the energy adjustment clause in Iowa, MidAmerican Energy is financially exposed to movements in energy prices. Although MidAmerican Energy has sufficient generation under typical operating conditions for its retail electric needs, a loss of adequate generation by MidAmerican Energy requiring the purchase of replacement power at a time of high market prices could subject MidAmerican Energy to losses on its energy sales.

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

     Accounting Effects of Industry Restructuring -

     A possible consequence of deregulation in the utility industry is that Statement of Financial Accounting Standards No. 71 may no longer apply. SFAS 71 sets forth accounting principles for operations that are regulated and meet the required criteria. For operations that meet the criteria, SFAS 71 allows, among other things, the deferral of expense or income that would otherwise be recognized when incurred. With the exception of the generation operations serving the Illinois jurisdiction, MidAmerican Energy's electric and gas utility operations currently meet the criteria required by SFAS 71, but its applicability is periodically reexamined. If portions of its utility operations no longer meet the criteria of SFAS 71, MidAmerican Energy could be required to write off the related regulatory assets and liabilities from its balance sheet, and thus, a material adjustment to earnings in that period could result if regulatory assets are not recovered in transition provisions of any resulting legislation. As of March 31, 2001, MidAmerican Energy had $221.8 million of regulatory assets, net of regulatory liabilities, on its Consolidated Balance Sheet.

     Energy Efficiency -

     MidAmerican Energy's regulatory assets as of March 31, 2001, included $16.0 million of deferred energy efficiency costs. Based on the current level of recovery, MidAmerican Energy expects to recover these costs by the end of 2001. MidAmerican Energy is also allowed to recover its ongoing energy efficiency costs on a current basis. These costs are being collected from customers based on projected annual expenditures of $16.4 million, which may be adjusted annually. Amortization of the deferred energy efficiency costs and current expenditures for energy efficiency costs will be reflected in other operating expenses over the related periods of recovery.

     Rate Matters: Electric -

     A pricing plan settlement agreement entered into in 1997 among MidAmerican Energy, the Office of Consumer Advocate and other parties pursuant to a rate proceeding before the Iowa Utilities Board establishing MidAmerican Energy's Iowa retail electric rates, expired on December 31, 2000. With limited exceptions, the pricing plan settlement agreement precluded MidAmerican Energy from seeking an increase in these rates and the other parties, including the Office of Consumer Advocate, from seeking a decrease in rates prior to January 1, 2001. The rates established by the pricing plan settlement agreement will remain in effect until either the plan is renegotiated by the parties and approved by the Iowa Utilities Board or a change in rates is established pursuant to a rate proceeding, both of which are subject to approval by the Iowa Utilities Board. The agreement also eliminated MidAmerican Energy's energy adjustment clause, and, as a result, the cost of fuel is not directly passed on to customers.

     On March 14, 2001, the Office of the Consumer Advocate filed a petition with the Iowa Utilities Board to reduce Iowa retail electric rates by approximately $77 million annually. This filing is being contested by MidAmerican Energy and, under Iowa law, the Iowa Utilities Board must rule on the petition within ten months from March 14, 2001. The Iowa Utilities Board has established a procedural schedule that sets a hearing date of September 24, 2001. Iowa law provides that the rates collected after the filing of the petition may be subject to refund with interest if they exceed rates finally approved by the Iowa Utilities Board.

     Under the pricing plan settlement agreement, if MidAmerican Energy's annual Iowa electric jurisdictional return on common equity exceeded 12%, then earnings above the 12% level were to be shared equally between customers and MidAmerican Energy. If the return exceeded 14%, then two-thirds of MidAmerican Energy's share of those earnings above the 14% level were to be used for accelerated recovery of certain regulatory assets. In the first quarter of 2001, MidAmerican Energy credited $21.6 million to its Iowa non-contract customers related to the return calculation for 2000, which was approved by the Iowa Utilities Board, subject to additional refund. This Iowa electric retail revenue sharing arrangement ceased with the expiration of the pricing plan settlement agreement on December 31, 2000.

     MidAmerican Energy has negotiated individual electric contracts with some of its commercial and industrial customers in Iowa. The negotiated electric contracts have differing terms and conditions as well as prices. The vast majority of the contracts expire during the period 2003 through 2005, although some large customers have contracts extending to 2008. Some of the contracts have price renegotiation and early termination provisions exercisable by either party. Prices are set as fixed prices; however, many contracts allow for potential price adjustments with respect to environmental costs, government imposed public purpose programs, tax changes, and transition costs. While the contract prices are fixed (except for the potential adjustment elements), the costs MidAmerican Energy incurs to fulfill these contracts will vary. On an aggregate basis the annual revenues under contract are approximately $180 million.

     Environmental Matters -

     The U.S. Environmental Protection Agency, or EPA, and state environmental agencies have determined that contaminated wastes remaining at decommissioned manufactured gas plant facilities may pose a threat to the public health or the environment if these contaminants are in sufficient quantities and at sufficient concentrations as to warrant remedial action.

     MidAmerican Energy has evaluated or is evaluating 27 properties which were, at one time, sites of gas manufacturing plants in which it may be a potentially responsible party. The purpose of these evaluations is to determine whether waste materials are present, whether the materials constitute an environmental or health risk, and whether MidAmerican Energy has any responsibility for remedial action. MidAmerican Energy's estimate of the probable costs for these sites as of March 31, 2001, was $25 million. This estimate has been recorded as a liability and a regulatory asset for future recovery through the regulatory process. Refer to Note B(1) of Notes to Consolidated Financial Statements for further discussion of MidAmerican Energy's environmental activities related to manufactured gas plant sites and cost recovery.

     Although the timing of potential incurred costs and recovery of costs in rates may affect the results of operations in individual periods, management believes that the outcome of these issues will not have a material adverse effect on MidAmerican Energy's financial position or results of operations.

     On July 18, 1997, the EPA adopted revisions to the National Ambient Air Quality Standards for ozone and a new standard for fine particulate matter. In May 1999, the U.S. Court of Appeals for the District of Columbia Circuit remanded the standards adopted in July 1997 back to the EPA indicating the EPA had not expressed sufficient justification for the basis of establishing the standards and ruling that the EPA has exceeded its constitutionally-delegated authority in setting the standards. On February 27, 2001, the United States Supreme Court upheld the standards, ruling that the EPA did not exceed its constitutional delegation of authority in establishing the standards in 1997. The impact of the new standards on MidAmerican Energy is currently unknown. MidAmerican Energy could incur increased costs and a decrease in revenues if its generating stations are located in nonattainment areas. Refer to Note B(2) of Notes to Consolidated Financial Statements for further discussion of this issue.

     Generating Capability -

     MidAmerican Energy is interconnected with Iowa and neighboring utilities and is involved in an electric power pooling agreement known as Mid-Continent Area Power Pool. Each MAPP participant is required to maintain for emergency purposes a net generating capability reserve of at least 15% above its system peak demand. MidAmerican Energy was able to maintain its capacity reserve requirement during the 2000 cooling season and was not adversely affected by the seasonal high prices in the wholesale market.

     MidAmerican Energy believes it has adequate electric capacity reserve through 2004 and continues to manage its generating resources to ensure an adequate reserve in the future. However, significantly higher-than-normal temperatures during the cooling season could cause MidAmerican Energy's reserve to fall below the 15% minimum. If MidAmerican Energy fails to maintain the appropriate reserve, significant penalties could be contractually imposed by MAPP.

ACCOUNTING ISSUES

     In January 2001 MidAmerican Energy adopted SFAS Nos. 133 and 138, pertaining to the accounting for derivative instruments and hedging activities. These pronouncements require that derivative instruments be recorded at fair value on the balance sheet and changes in fair value recognized in income. The Financial Accounting Standards Board's Derivatives Implementation Group continues to identify and provide guidance on various implementation issues related to SFAS 133/138 that are in varying stages of review and clearance by the Derivatives Implementation Group and the FASB. MidAmerican Energy is monitoring the issues being reviewed by the Derivatives Implementation Group and the FASB to determine what, if any, impact they may have on MidAmerican Energy's financial statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     MidAmerican Energy is exposed to market risk, including changes in the market price of certain commodities and interest rates. To manage the price volatility relating to these exposures, MidAmerican Energy enters into various financial derivative instruments. Senior management provides overall direction, structure, conduct and control of MidAmerican Energy's risk management activities, including the use of financial derivative instruments, authorization and communication of risk management policies and procedures, strategic hedging program guidelines, appropriate market and credit risk limits, and appropriate systems for recording, monitoring and reporting the results of transactional and risk management activities. Refer to Note E in Notes to Consolidated Financial Statements for further discussion of derivatives used to hedge price risks. MidAmerican Energy's exposure to interest rate risk did not change materially from December 31, 2000.

     MidAmerican Energy uses hedge accounting for derivative instruments pertaining to its natural gas purchasing, wholesale electricity activities and financing activities. Refer to Note E in Notes to Consolidated Financial Statements for further discussion of the accounting for derivative instruments.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
-------  -----------------


     MidAmerican Energy and its subsidiaries have no material legal proceedings except for the following:

Environmental Matters
---------------------

     For information on MidAmerican Energy's environmental matters, reference is made to Note B of Notes to Consolidated Financial Statements.

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

     MidAmerican Energy appealed the court's summary judgment ruling. On December 12, 2000, the United States Court of Appeals for the Eighth Circuit reversed the ruling of the district court and granted summary judgment in favor of MidAmerican Energy issues one and five in the second paragraph above. Additionally, it remanded the case for trial on all other claims and counterclaims. It is not likely that a trial will occur prior to fall of 2001.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(A)      EXHIBITS

         Exhibit 15 - Awareness Letter of Independent Accountants

(B)      REPORTS ON FORM 8-K

     On March 19, 2001, MidAmerican Energy filed a current report on Form 8-K dated March 15, 2001. The report discussed a petition filed with the Iowa Utilities Board on March 14, 2001, in which the Office of the Consumer Advocate of the Iowa Department of Justice requests a reduction of MidAmerican Energy's Iowa retail electric rates by approximately $77 million annually.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                              MIDAMERICAN ENERGY COMPANY
                                              --------------------------
                                                     (Registrant)







Date  May 11, 2001                       /s/  Patrick J. Goodman
    --------------            -------------------------------------------------
                                              Patrick J. Goodman
                              Senior Vice President and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.
-----------

15       Awareness Letter of Independent Accountants