Form 10-K405
period 2001-12-31
MIDAMERICAN ENERGY CO
filed 2002-03-27
CIK 928576

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended DECEMBER 31, 2001
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

Securities registered pursuant to Section 12(b) of the Act:  None.


Securities registered pursuant to Section 12(g) of the Act:

                   Preferred Stock, $3.30 Series, no par value
                   Preferred Stock, $3.75 Series, no par value
                   Preferred Stock, $3.90 Series, no par value
                   Preferred Stock, $4.20 Series, no par value
                   Preferred Stock, $4.35 Series, no par value
                   Preferred Stock, $4.40 Series, no par value
                   Preferred Stock, $4.80 Series, no par value
                   Preferred Stock, $7.80 Series, no par value

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

All common stock of MidAmerican Energy Company is held by MHC Inc. As of March 20, 2002, 70,980,203 shares of common stock, without par value, were outstanding.

MidAmerican Energy Company meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format specified in General Instruction I(2) of Form 10-K.

                           MIDAMERICAN ENERGY COMPANY

                         2001 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                   Part I                                  Page
Item 1    Business
            General Overview...............................................   3
            Financial Information About Industry Segments..................   3
            Description of Business........................................   3
              Regulated Electric Operations ...............................   5
              Regulated Natural Gas Operations.............................   8
              Nonregulated Operations......................................  10
              Regulation...................................................  11
Item 2    Properties.......................................................  15
Item 3    Legal Proceedings................................................  17
Item 4    Submission of Matters to a Vote of Security Holders..............  17

                                    Part II
Item 5    Market for the Registrant's Common Equity and
            Related Stockholder Matters....................................  18
Item 6    Selected Financial Data..........................................  18
Item 7    Management's Discussion and Analysis of Financial
            Condition and Results of Operations............................  18
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.......  18
Item 8    Financial Statements and Supplementary Data......................  18
Item 9    Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure.........................  18

                                   Part III
Item 10   Directors and Executive Officers of the Registrant...............  19
Item 11   Executive Compensation...........................................  20
Item 12   Security Ownership of Certain Beneficial Owners
            and Management.................................................  20
Item 13   Certain Relationships and Related Transactions...................  20

                                    Part IV
Item 14   Exhibits, Financial Statement Schedules and Reports on Form 8-K..  21
Signatures ................................................................  75
Exhibit Index..............................................................  76

                                     PART I
ITEM 1. BUSINESS

(A)  GENERAL OVERVIEW

     MidAmerican Energy Company is a public utility company headquartered in Des Moines, Iowa, and incorporated in the state of Iowa. MidAmerican Energy is a wholly owned subsidiary of MHC Inc., formerly known as MidAmerican Energy Holdings Company.

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

(B)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     Financial information on MidAmerican Energy's segments of business is included under the Note titled "Segment Information" in Notes to Consolidated Financial Statements included in Part IV, Item 14 of this Form 10-K.

(C)  DESCRIPTION OF BUSINESS

     MidAmerican Energy is the largest energy company headquartered in Iowa, with assets as of December 31, 2001, and revenues for 2001 totaling $3.6 billion and $2.7 billion, respectively. MidAmerican Energy is principally engaged in the business of generating, transmitting, distributing and selling electric energy and in distributing, selling and transporting natural gas. MidAmerican Energy distributes electricity at retail in Council Bluffs, Des Moines, Fort Dodge,
Iowa City, Sioux City and Waterloo, Iowa; the Quad Cities (Davenport and Bettendorf, Iowa and Rock Island, Moline and East Moline, Illinois); and a number of adjacent communities and areas. It also distributes natural gas at retail in Cedar Rapids, Des Moines, Fort Dodge, Iowa City, Sioux City and Waterloo, Iowa; the Quad Cities; Sioux Falls, South Dakota; and a number of adjacent communities and areas. As of December 31, 2001, MidAmerican Energy had 673,000 retail electric customers and 652,000 retail natural gas customers.

     In addition to retail sales, MidAmerican Energy sells electric energy and natural gas to other utilities, marketers and municipalities outside of MidAmerican Energy's delivery system. These sales are referred to as wholesale sales. It also transports natural gas through its distribution system for a number of end-use customers who have independently secured their supply of natural gas.

     MidAmerican Energy's regulated electric and gas operations are conducted under franchises, certificates, permits and licenses obtained from state and local authorities. The franchises, with various expiration dates, are typically for 25-year terms.

     MidAmerican Energy has a residential, agricultural, commercial and diversified industrial customer group, in which no single industry or customer accounted for more than 4% of its total 2001 electric operating revenues or 4% of its total 2001 gas operating margin. Among the primary industries served by MidAmerican Energy are those which are concerned with food products, the manufacturing, processing and fabrication of primary metals, real estate, farm and other non-electrical machinery, and cement and gypsum products.

     MidAmerican  Energy  also  conducts  a  number  of  nonregulated   business
activities,   including  natural  gas  marketing.  Refer  to  the  "Nonregulated
Operations" section later in Part I for further discussion.

     For  the  year  ended  December  31,  2001,   MidAmerican   Energy  derived
approximately 48% of its gross operating revenues from its regulated electric business, 32% from its regulated gas business and 20% from its nonregulated business activities. For 2000 and 1999, the corresponding percentages were 48% electric, 37% gas and 15% nonregulated; and 63% electric, 30% gas and 7% nonregulated, respectively. The change in revenue mix is principally driven by an increase in natural gas prices and in nonregulated natural gas sales activity.

     The following tables present historical regulated electric sales data related to customer class and jurisdictions.

                         Total Regulated Electric Sales
                                By Customer Class

                            2001      2000      1999
                            ----      ----      ----
Residential                 20.6%     20.7%     21.0%
Small General Service       15.3      15.9      16.7
Large General Service       25.8      28.6      26.9
Other                        7.3       5.4       4.5
Sales for Resale            31.0      29.4      30.9
                           -----     -----     -----

Total                      100.0%    100.0%    100.0%
                           =====     =====     =====

                         Regulated Retail Electric Sales
                                    By State

                            2001      2000      1999
                            ----      ----      ----
Iowa                        88.6%     89.3%     88.9%
Illinois                    10.6      10.0      10.4
South Dakota                 0.8       0.7       0.7
                           -----     -----     -----

Total                      100.0%    100.0%    100.0%
                           =====     =====     =====

     The following tables present historical regulated gas sales data, excluding transportation throughput, related to customer class and jurisdictions.

                            Total Regulated Gas Sales
                                By Customer Class

                            2001      2000      1999
                            ----      ----      ----
Residential                 34.5%     34.9%     39.1%
Small General Service       18.2      17.4      19.8
Large General Service        1.5       2.2       2.4
Other                        1.7       1.2       1.7
Sales for resale            44.1      44.3      37.0
                           -----     -----     -----
Total                      100.0%    100.0%    100.0%
                           =====     =====     =====


                           Regulated Retail Gas Sales
                                    By State

                            2001      2000      1999
                            ----      ----      ----
Iowa                        78.9%     78.0%     78.8%
Illinois                     9.8      10.2      10.3
South Dakota                10.5      11.0      10.1
Nebraska                     0.8       0.8       0.8
                           -----     -----     -----

Total                      100.0%    100.0%    100.0%
                           =====     =====     =====

     There are seasonal variations in MidAmerican Energy's electric and gas businesses which are principally related to the use of energy for air conditioning and heating. In 2001, 38% of MidAmerican Energy's regulated electric revenues were reported in the months of June, July, August and September, and 59% of MidAmerican Energy's regulated gas revenues were reported in the months of January, February, March and December.

     At December 31, 2001, MidAmerican Energy had 3,768 full-time employees of which 1,756 were covered by union contracts. MidAmerican Energy has five separate contracts with locals of the International Brotherhood of Electrical Workers (IBEW), the United Association of Plumbers and Pipefitters and the United Paper Workers International Union. One contract with IBEW locals 109 and 499 expires February 29, 2004, and covers 1,675 employee members.

REGULATED ELECTRIC OPERATIONS

     The annual hourly peak demand on MidAmerican Energy's electric system occurs principally as a result of air conditioning use during the cooling season. In August 2001, MidAmerican Energy recorded an hourly peak demand of 3,758 MW, which was 75 MW less than MidAmerican Energy's record hourly peak of 3,833 MW set in July 1999.

     MidAmerican Energy's accredited net generating capability in the summer of 2001 was 4,735 MW. Accredited net generating capability represents the amount of generation available to meet the requirements on MidAmerican Energy's system, net of the effect of capacity purchases and sales, and consists of MidAmerican Energy-owned generation and generation under power purchase contracts. The net generating capability at any time may be less than it would otherwise be due to
regulatory   restrictions,
fuel restrictions and generating units being temporarily out of service for inspection, maintenance, refueling or modifications. Refer to Item 2,
Properties, for detail of the accredited net generating capability for the summer of 2001.

     MidAmerican Energy is interconnected with Iowa utilities and utilities in neighboring states and is involved in an electric power pooling agreement known as Mid-Continent Area Power Pool (MAPP). MAPP is a voluntary association of electric utilities doing business in Minnesota, Nebraska, North Dakota and the Canadian provinces of Saskatchewan and Manitoba and portions of Iowa, Montana, South Dakota and Wisconsin. Its membership also includes power marketers, regulatory agencies and independent power producers. MAPP facilitates operation of the transmission system and is responsible for the safety and reliability of the bulk electric system.

     In November 2001, MAPPCOR, the contractor to MAPP, sold its transmission-related assets to the Midwest Independent Transmission System Operator, Inc. (Midwest ISO). The Midwest ISO now has responsibility for administration of MAPP's Open-Access Transmission Tariff.

     Each MAPP participant is required to maintain for emergency purposes a net generating capability reserve of at least 15% above its system peak demand. If a participant's capability reserve falls below the 15% minimum, significant penalties could be contractually imposed by MAPP. MidAmerican Energy's reserve margin at peak demand for 2001 was approximately 25%.

     MidAmerican Energy's transmission system connects its generating facilities with distribution substations and interconnects with 14 other transmission providers in Iowa and five adjacent states. Under normal operating conditions, MidAmerican Energy's transmission system is unconstrained and has adequate capacity to deliver energy to MidAmerican Energy's distribution system and to export and import energy with other interconnected systems. Refer to Item 2, Properties, for detail of transmission lines.

     In December 1999, the Federal Energy Regulatory Commission (FERC) issued Order No. 2000 establishing, among other things, minimum characteristics and functions for regional transmission organizations. Public utilities that were not a member of an independent system operator at the time of the order were required to submit a plan by which its transmission facilities would be transferred to a regional transmission organization. On September 28, 2001 MidAmerican Energy and five other electric utilities filed with the FERC a plan to create TRANSLink Transmission Company LLC and to integrate their electric transmission systems into a single, coordinated system operating as a for-profit independent transmission company in conjunction with a FERC-approved regional transmission organization. FERC approval of the plan is pending. Transferring operation and control of MidAmerican Energy's transmission assets to other entities could increase costs for MidAmerican Energy; however, the actual impact of TRANSLink on MidAmerican Energy's future transmission costs is not yet known.

Fuel Supply for Electric Operations
-----------------------------------

     MidAmerican Energy's sources of fuel for electric generation were as follows for the periods shown:

                                    Year Ended December 31,
                                2001         2000          1999
                               -----        -----         -----

     Coal                       74.4%        75.9%       70.9%
     Nuclear*                   24.3         23.6         28.2
     Gas*                        1.2          0.3          0.7
     Oil/Hydro                   0.1          0.2          0.2
                               -----       ------      -------
       Total                   100.0%       100.0%       100.0%
                               =====        =====        =====

     *Nuclear and gas include generation purchased through power purchase contracts with Nebraska Public Power District and Cordova Energy Company LLC, respectively. Refer to Item 2, Properties, for detail of generating facilities.

     MidAmerican   Energy  is  no  longer  allowed  to  recover  through  energy adjustment clauses a portion of its energy costs relating to retail sales. Accordingly, fluctuations in energy costs now affect MidAmerican Energy's earnings.

     All of the coal-fired generating stations operated by MidAmerican Energy are fueled by low-sulfur, western coal from the Powder River Basin and Hanna
Basin mines. MidAmerican Energy's coal supply portfolio includes multiple suppliers and mines under agreements of varying term and quantity flexibility. MidAmerican Energy regularly monitors the western coal market, looking for opportunities to improve its coal supply portfolio. MidAmerican Energy believes its sources of coal supply are, and will continue to be, satisfactory. Additional information regarding MidAmerican Energy's coal supply contracts is included in Note (4)(h) of Notes to Consolidated Financial Statements in Part IV, Item 14, of this Form 10-K.

     MidAmerican Energy can use both Union Pacific Railroad and Burlington Northern and Santa Fe Railway as originating carriers of its coal supply. Coal is delivered directly to Neal Energy Center by Union Pacific and to Council Bluffs Energy Center by Union Pacific or Burlington Northern. Coal for MidAmerican Energy's Louisa and Riverside Energy Centers is delivered to an interchange point by either Burlington Northern or Union Pacific for transportation to its destination by the I&M Rail Link. MidAmerican Energy believes its coal transportation arrangements are adequate to meet its coal delivery needs.

     MidAmerican Energy uses natural gas and oil as fuel for intermediate and peak demand electric generation, igniter fuel, transmission support and standby purposes. These sources are presently in adequate supply and available to meet MidAmerican Energy's needs.

     MidAmerican Energy has an agreement with Cordova Energy Company LLC, a subsidiary of MidAmerican Energy Holdings, to purchase electric capacity and energy from a gas-fired combined cycle generation plant which started commercial operation in June 2001. The agreement, which terminates in May 2004, provides for MidAmerican Energy to purchase up to 50% of the net capacity of the plant and to supply the fuel stock required to generate the energy purchased.

     MidAmerican Energy is a 25% joint owner of Quad Cities Generating Station, a nuclear power plant. Exelon Generation Company, LLC, the other joint owner and the operator of Quad Cities Station is a subsidiary of Exelon Corporation.

     Approximately one-third of the nuclear fuel assemblies in the core at Quad Cities Station Units 1 and 2 is replaced every 24 months. Unit 2 began a refueling outage in February 2002 and Unit 1 is scheduled for the fall of 2002.

     MidAmerican Energy has been advised by Exelon Generation that the majority of its uranium concentrate and uranium conversion requirements for Quad Cities Station through 2002 can be met under existing supplies or commitments. Exelon Generation foresees no problem in obtaining the remaining requirements now or obtaining future requirements. Exelon Generation further advises that enrichment services contracted through 2007 provide flexibility as to the quantity purchased. Commitments for fuel fabrication have been obtained at least through 2007. Exelon Generation does not anticipate that it will have difficulty in contracting for uranium concentrates for conversion, enrichment or fabrication of nuclear fuel needed to operate Quad Cities Station.

     MidAmerican Energy purchases one-half of the power and energy of Cooper Nuclear Station through a long-term power purchase contract with Nebraska Public Power District. Approximately 25% of the fuel in the core at Cooper must be replaced approximately every 18 months. A refueling outage was completed in early January 2002. Nebraska Public Power District has informed MidAmerican Energy that it either has sufficient materials and services available to meet foreseeable Cooper requirements or that such materials and services are readily available from suppliers.

     Under the Nuclear Waste Policy Act of 1982, the U.S. Department of Energy is responsible for the selection and development of repositories for, and the permanent disposal of, spent nuclear fuel and high-level radioactive wastes. Exelon Generation and Nebraska Public Power District, as required by the Nuclear Waste Act, each signed a contract with the Department of Energy to provide for the disposal of spent nuclear fuel and high-level radioactive waste beginning not later than January 1998. The Department of Energy did not begin receiving spent nuclear fuel on the scheduled date, and it is expected that the schedule will be significantly delayed. The costs incurred by the Department of Energy for disposal activities are being financed by fees charged to owners and generators of the waste. The Nebraska Public Power District has informed MidAmerican Energy that there is on-site storage capability at Cooper sufficient to permit such interim storage at least through 2004, the remaining term of the long-term power purchase contract. Exelon Generation has informed MidAmerican Energy that existing on-site storage capability at Quad Cities Station is sufficient to permit interim storage into 2005. For Quad Cities Station, Exelon Generation has informed MidAmerican Energy that they plan to develop interim spent fuel storage installation at Quad Cities Station to store additional spent nuclear fuel in dry casks. Exelon Generation expects the bulk of the construction work will be done in 2004.

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

     MidAmerican Energy also transports through its distribution system natural gas purchased independently by a number of end-use customers. During 2001, approximately 31% of total gas delivered through MidAmerican Energy's system was under gas transportation service.

Fuel Supply and Capacity
------------------------

     MidAmerican Energy purchases gas supplies from producers and third party marketers. To ensure system reliability, a geographically diverse supply portfolio with varying terms and contract conditions is utilized for the gas supplies.

     MidAmerican Energy has rights to firm pipeline capacity to transport gas to its service territory through direct interconnects to the pipeline systems of Northern Natural Gas, Natural Gas Pipeline Company of America, Northern Border Pipeline Company and ANR Pipeline Company. Firm capacity in excess of
MidAmerican Energy's system needs, resulting from differences between the capacity portfolio and seasonal system demand, can be resold to other companies to achieve optimum use of the available capacity. Past Iowa Utilities Board and South Dakota Public Utility Commission rulings have allowed MidAmerican Energy to retain 30% of Iowa and South Dakota margins, respectively, earned on the resold capacity, with the remaining 70% being returned to customers through the purchased gas adjustment clause.

     MidAmerican Energy's cost of gas is recovered from customers through purchased gas adjustment clauses. In 1995, the Iowa Utilities Board gave initial approval of MidAmerican Energy's Incentive Gas Supply Procurement Program, which currently has been extended through 2002. Under the program, as amended, MidAmerican Energy is required to file with the Iowa Utilities Board every six months a comparison of its gas procurement costs to an index-based reference price. If MidAmerican Energy's cost of gas for the period is less or greater than an established tolerance band around the reference price, then MidAmerican Energy shares a portion of the savings or costs with customers. A similar program is in effect in South Dakota. Since the implementation of the program, MidAmerican Energy has successfully achieved and shared savings with its natural gas customers.

     MidAmerican Energy utilizes leased gas storage to meet peak day requirements and to manage the daily changes in demand due to changes in weather. The storage gas is typically replaced during the summer months. In addition, MidAmerican Energy also utilizes three liquefied natural gas plants and two propane-air plants to meet peak day demands.

     On February 2, 1996, MidAmerican Energy had its highest peak-day delivery of 1,143,026 MMBtus. This peak-day delivery consisted of approximately 88% traditional sales service and 12% transportation service of customer-owned gas. MidAmerican Energy's 2001/2002 winter heating season peak-day delivery of 932,615 MMBtus was reached on March 3, 2002. This peak-day delivery included approximately 73% traditional sales service and 27% transportation service.

     The supply sources utilized by MidAmerican Energy to meet its 2001/2002 peak-day deliveries to its traditional sales service customers were:

                                              Thousands       Percent
                                                 of             of
                                                MMBtus         Total
                                              ---------       -------
     Leased Storage and Peak Shaving Plants     260.3          38.4%
     Firm Supply                                418.1          61.6
                                                -----         -----
     Total                                      678.4         100.0%
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

NONREGULATED OPERATIONS

     MidAmerican Energy's nonregulated operations include a variety of activities outside of the traditional regulated electric and gas services. A majority of MidAmerican Energy's nonregulated revenue is generated by its nonregulated natural gas marketing services. MidAmerican Energy purchases gas from producers and third party marketers and sells it to wholesalers and end-users. MidAmerican Energy's nonregulated natural gas marketing services currently operate in Iowa, Illinois, Kansas, Ohio, South Dakota and other states to a lesser extent. In addition, MidAmerican Energy manages gas supplies for a number of commercial end-users and sells these customers gas to meet their supply requirements. Sales volumes for these nonregulated gas marketing services totaled 124 million MMBtus, 78 million MMBtus, and 43 million MMBtus for 2001, 2000 and 1999, respectively.

     As of December 31, 2000, all non-residential customers in Illinois had been phased in to allow them to select their provider of electric supply services. Residential customers all receive the opportunity to select their electric supplier beginning May 1, 2002. MidAmerican Energy's nonregulated revenues include agency fees and other revenues related to these supply services.

     Nonregulated revenues of MidAmerican Energy also include awards received for successful performance under its Incentive Gas Supply Procurement Plan discussed in the "Regulated Natural Gas Operations" section.

     Historical nonregulated revenues for MidAmerican Energy are shown below (in millions):

                                2001    2000    1999
                                ----    ----    ----

Nonregulated wholesale gas      $400    $282    $100
Nonregulated retail gas          118      71       1
Nonregulated retail electric      10      17      11
Other                             16      20      10
                                ----    ----    ----
                                $544    $390    $122
                                ====    ====    ====

REGULATION

General Utility Regulation
--------------------------

     MidAmerican Energy is a public utility within the meaning of the Federal Power Act and a natural gas company within the meaning of the Natural Gas Act. Therefore, it is subject to regulation by the FERC in regard to numerous activities, including the issuance of securities, accounting policies and practices, electricity sales for resale rates, the establishment and regulation of electric interconnections and transmission services and replacement of certain gas utility property.

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

     In December 1997, Illinois enacted a law to restructure Illinois' electric utility industry. The law changes how and what electric services are regulated by the Illinois Commerce Commission and transitions portions of the traditional electric services to a competitive environment. In general, the law limits the Illinois Commerce Commission's regulatory authority over a utility's generation and also relaxes its regulatory authority over many corporate transactions, such as the transfer of generation assets to affiliates. Special authority and limitations of authority apply during the transition to a competitive marketplace. Also, the law permits utilities to eliminate their fuel adjustment clauses and incorporates provisions by which earnings in excess of allowed amounts are either partially refunded to customers or are used to accelerate a company's regulatory asset cost recovery. Electric rates are frozen, subject to certain exceptions allowing for increases, until 2005.


     The  FERC  regulates   MidAmerican  Energy's  rates  charged  to  wholesale
customers.

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

     Under the terms of a long-term power purchase contract with Nebraska Public Power District, MidAmerican Energy has contracted to purchase through September 21, 2004, one-half of the power and energy from Cooper, which is located near Brownville, Nebraska. MidAmerican Energy pays for one-half of the fixed and operating costs of Cooper (excluding depreciation but including debt service) and MidAmerican Energy's share of fuel costs (including the Department of Energy disposal fee) based upon energy delivered. MidAmerican Energy is not subject to the jurisdiction of the Nuclear Regulatory Commission with respect to Cooper and the long-term power purchase contract with Nebraska Public Power District. Nebraska Public Power District, as the sole owner, licensee and operator of Cooper, is thereby the only entity subject to the jurisdiction of the Nuclear Regulatory Commission with respect to Cooper. Under the terms of the long-term power purchase contract, Nebraska Public Power District is required to assure that Cooper is in compliance with all of the Nuclear Regulatory Commission regulations.

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

     MidAmerican Energy has established external trusts for the investment of funds collected for nuclear decommissioning associated with Quad Cities Station. Nebraska Public Power District maintains an internal account and an external trust for decommissioning funds associated with Cooper to which MidAmerican Energy has made contributions in the past. MidAmerican Energy is currently accumulating funds in a separate MidAmerican Energy bank account. Electric tariffs currently in effect include provisions for annualized collection of estimated decommissioning costs at Quad Cities Station and Cooper. In Illinois, Cooper nuclear decommissioning costs are included in customer billings through a mechanism that permits annual adjustments. In Iowa, Quad Cities Station and Cooper decommissioning costs are reflected in base rates. MidAmerican Energy's cost related to decommissioning funding in 2001 was $19.9 million. Refer to Note
(4)(g) - Cooper  Litigation,  in Notes to Consolidated  Financial  Statements in
Part IV, Item 14 of this Form 10-K for discussion of a proceeding related to Cooper.

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

     Air Quality -

     Essentially all utility generating units are subject to the provisions of the Clean Air Act Amendments of 1990 which address continuous emissions monitoring, permit requirements and fees and emissions of certain substances.
MidAmerican Energy has five jointly owned and six wholly owned coal-fired generating units, which represent approximately 60% of MidAmerican Energy's electric generating capability. MidAmerican Energy's generating units meet all requirements under Title IV of the Clean Air Act Amendments of 1990. Title IV, which is also known as the Acid Rain Program, sets forth requirements for the emission of sulfur dioxide and nitrogen oxides at electric utility generating stations.

     In accordance with the requirements of Section 112 of the Clean Air Act Amendments of 1990, the EPA has performed a study of the hazards to public health reasonably anticipated to occur as a result of emissions of hazardous air pollutants by electric utility steam generating units. In February 1998, EPA issued its Final Report to Congress, indicating that mercury is the hazardous air pollutant of greatest potential concern from coal-fired generating units and that additional research and monitoring are necessary. As such the EPA issued a request under Section 114 of the Clean Air Act Amendments of 1990 requiring all electric utilities to provide information that will allow the EPA to calculate the annual mercury emissions from each coal-fired generating unit for the calendar year 1999. In December 2000, the EPA concluded that it is appropriate and necessary to regulate mercury emissions from coal-fired generating units. It is anticipated that rules will be developed to regulate these emissions in 2003 or 2004.

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

     MidAmerican Energy estimates the range of possible costs for investigation, remediation and monitoring for these sites to be $22 million to $68 million. MidAmerican Energy has evaluated or is evaluating 27 properties that were, at one time, sites of gas manufacturing plants in which MidAmerican Energy may be a potentially responsible party. MidAmerican Energy's estimate of the probable cost for these sites as of December 31, 2001, was $22 million. The Illinois Commerce Commission has approved the use of a tariff rider that permits recovery of the actual costs of litigation, investigation and remediation relating to former manufactured gas plant sites. MidAmerican Energy's present rates in Iowa provide for a fixed annual recovery of manufactured gas plant costs.

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

ITEM 2. PROPERTIES
------------------

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

     The net accredited generating capacity of MidAmerican Energy, along with participation purchases and sales, net, are shown for summer 2001 accreditation.

                                                                        Company's Share of
                                                   Percent             Accredited Generating
                       Plant                      Ownership  Fuel          Capability (MW)
     ------------------------------------------    ---------  ----      ----------------------
     Steam Electric Generating Plants:
       Council Bluffs Energy Center
         Unit No. 1                                 100.0     Coal              43
         Unit No. 2                                 100.0     Coal              88
         Unit No. 3                                  79.1     Coal             534
       George Neal Station
         Unit No. 1                                 100.0     Coal             135
         Unit No. 2                                 100.0     Coal             300
         Unit No. 3                                  72.0     Coal             371
         Unit No. 4                                  40.6     Coal             261
       Louisa Unit                                   88.0     Coal             616
       Ottumwa Unit                                  52.0     Coal             368
       Riverside Station
         Unit No. 3                                 100.0     Coal               5
         Unit No. 5                                 100.0     Coal             130
                                                                             -----
                                                                             2,851
                                                                             -----
     Combustion Turbines:
       Coralville - 4 units                          100.0     Gas/Oil          64
       Electrifarm - 3 units                         100.0     Gas/Oil         200
       Moline - 4 units                              100.0     Gas/Oil          64
       Parr - 2 units                                100.0     Gas/Oil          32
       Pleasant Hill Energy Center - 3 units         100.0     Oil             160
       River Hills Energy Center - 8 units           100.0     Gas/Oil         120
       Sycamore Energy Center - 2 units              100.0     Gas/Oil         149
                                                                             -----
                                                                               789
                                                                             -----
     Nuclear:
       Cooper                                         (1)      Nuclear         379
       Quad Cities Station
         Unit No. 1                                  25.0      Nuclear         190
         Unit No. 2                                  25.0      Nuclear         193
                                                                             -----
                                                                               762
                                                                             -----

     Combined Cycle:  Cordova Energy Center           (2)      Gas             250

     Hydro:   Moline - 4 units                       100.0     Water             3

     Portable Power Modules - 28 units               100.0     Oil              56
                                                                             -----

     Net Accredited Generating Capacity                                      4,711
     Participation Purchases and Sales, Net                                     24
                                                                             -----
     Total Net Accredited Generating Capability                              4,735
                                                                             =====

     (1) Cooper is owned by the Nebraska Public Power District and the amount shown is MidAmerican Energy's entitlement (50%) of Cooper's accredited capacity under a power purchase contract extending to September 2004.

     (2) Cordova is owned by Cordova Energy Company LLC, a subsidiary of MidAmerican Energy Holdings. The amount shown above is MidAmerican Energy's entitlement (50%) of Cordova's net accredited capacity under a purchase power contract extending to May 2004.

     The electric transmission system of MidAmerican Energy at December 31, 2001, included 897 miles of 345-kV lines and 1,122 miles of 161-kV lines.

     The gas distribution facilities of MidAmerican Energy at December 31, 2001, included 20,561 miles of gas mains and services.

     Substantially all the former Iowa-Illinois Gas and Electric Company utility property and franchises, and substantially all of the former Midwest Power Systems electric utility property located in Iowa, or approximately 79% of gross utility plant, is pledged to secure mortgage bonds.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

     MidAmerican Energy and its subsidiaries have no material legal proceedings except for the following:

Environmental Matters
---------------------

     Information on MidAmerican  Energy's  environmental  matters is included in
Item 1 - Business and under "Environmental Matters" within "Operating Activities and Other Matters" in Management's Discussion and Analysis in Part IV, Item 14 of this Form 10-K.

Cooper Litigation
-----------------

     Information on MidAmerican Energy's litigation with Nebraska Public Power District regarding Cooper Nuclear Station is included in Note (4)(g) of Notes to Consolidated Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
---------------------------------------------------------

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
     OF OPERATIONS
     -------------

     Reference is made to Part IV of this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
------------------------------------------------------------------

     Reference is made to Note (1)(i) - "Accounting for Derivatives" in Notes to Consolidated Financial Statements in Part IV, Item 14, of this report.

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

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

     Information concerning the current directors and executive officers of MidAmerican Energy is as follows:

(A)  IDENTIFICATION
                                                        Served in      Served as
                          Present                        Present       Director
Name                Age   Position                    Position Since     Since
----                ---   --------                    --------------   ---------


David L. Sokol       45   Chairman and Director            1999          1999

Gregory E. Abel      39   President, Chief Executive
                            Officer and Director           2002          1999

Jack L. Alexander    54   Senior Vice President            1998

Douglas L. Anderson  44   Senior Vice President            2001          2001

Patrick J. Goodman   35   Senior Vice President,
                            Chief Financial Officer
                            and Director                   1999          1999

Keith D. Hartje      52   Senior Vice President            1999

Todd M. Raba         45   Senior Vice President            2001

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

GREGORY E. ABEL

     Chief Executive Officer and Director of MidAmerican Energy since March 1999 and President since January 1, 2002. Mr. Abel joined MidAmerican Energy Holdings in 1992. Mr. Abel is a Chartered Accountant and from 1984 to 1992 he was employed by PriceWaterhouse. As a Manager in the San Francisco office of PriceWaterhouse, he was responsible for clients in the energy industry.

JACK L. ALEXANDER

     Senior Vice President of MidAmerican Energy since November 1, 1998. Mr. Alexander served as Vice President of MidAmerican Energy from November 1, 1996, to October 31, 1998, and held various executive and management positions with MidAmerican Energy and its predecessors for more than five years prior thereto.

DOUGLAS L. ANDERSON

     Senior Vice President and Director of MidAmerican Energy since May 2001. Mr. Anderson joined MidAmerican Energy Holdings in 1993 and has served in various legal positions including General Counsel of MidAmerican Energy Holdings' independent power affiliates. From 1990 to 1993, Mr. Anderson was a corporate attorney with Fraser, Stryker. Prior to that, Mr. Anderson was a principal in the firm Anderson and Anderson.

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

KEITH D. HARTJE

     Senior Vice President of MidAmerican Energy since March 1999. Mr. Hartje served as Vice President of MidAmerican Energy from 1996 to March 1999, and held various executive and management positions with MidAmerican Energy and its predecessors for more than five years prior thereto.

TODD M. RABA

     Senior Vice  President  of  MidAmerican  Energy  since July 2001.  Mr. Raba joined MidAmerican Energy in 1997 as Vice President. Prior to joining MidAmerican Energy, he was employed for 13 years with Rollins Environmental Services.

ITEM 11.  EXECUTIVE COMPENSATION
---------------------------------

     Information required by Item 11 is omitted pursuant to General Instruction I(2)(c) to Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     Information required by Item 12 is omitted pursuant to General Instruction I(2)(c) to Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     Information required by Item 13 is omitted pursuant to General Instruction I(2)(c)to Form 10-K.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
------------------------------------------------------------------
     FORM 8-K
     --------

(A)1.  FINANCIAL STATEMENTS (INCLUDED HEREIN)
                                                                       Page No.
                                                                       --------

       Selected Consolidated Financial Data...........................    22
       Management's Discussion and Analysis of Financial Condition
         And Results of Operations....................................    23
       Consolidated Statements of Income
         For the Years Ended December 31, 2001, 2000 and 1999.........    39
       Consolidated Statements of Comprehensive Income
         For the Years Ended December 31, 2001, 2000 and 1999.........    40
       Consolidated Balance Sheets
         As of December 31, 2001 and 2000 ............................    41
       Consolidated Statements of Cash Flows
         For the Years Ended December 31, 2001, 2000 and 1999.........    42
       Consolidated Statements of Capitalization
         As of December 31, 2001 and 2000 ............................    43
       Consolidated Statements of Retained Earnings
         For the Years Ended December 31, 2001, 2000 and 1999.........    44
       Notes to Consolidated Financial Statements.....................    45
       Independent Auditors' Report...................................    73


(A)2.  FINANCIAL STATEMENT SCHEDULES (INCLUDED HEREIN)

     The  following   schedule should  be  read  in   conjunction   with  the
aforementioned financial statements.

                                                                       Page No.
                                                                       --------
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

     See Exhibit Index on page 76.

(B)  REPORTS ON FORM 8-K

     None.

                           MIDAMERICAN ENERGY COMPANY
                      SELECTED CONSOLIDATED FINANCIAL DATA
                                 (IN THOUSANDS)

                                                                    DECEMBER 31
                                          --------------------------------------------------------------
                                             2001         2000         1999         1998         1997
                                          ----------   ----------   ----------   ----------   ----------

INCOME STATEMENT DATA:
Revenues ..............................   $2,731,073   $2,532,359   $1,860,274   $1,744,978   $1,748,459
Operating income ......................      333,574      338,756      300,064      280,920      287,309
Net income from continuing operations .      152,778      165,456      127,331      115,593      125,941
Earnings on common from
    continuing operations .............      148,234      160,501      122,376      110,641      119,453

BALANCE SHEET DATA:
Total assets ..........................   $3,577,892   $3,823,566   $3,609,591   $3,585,530   $3,542,307
Long-term debt (a) ....................      820,594      921,682      870,499      930,966    1,044,663
Power purchase obligation (a) .........       25,867       52,282       68,049       83,127       97,504
Short-term borrowings .................       89,350       81,600      204,000      206,221      122,500
Preferred stock:
    Not subject to mandatory redemption       31,759       31,759       31,759       31,759       31,763
    Subject to mandatory redemption (b)      126,680      150,000      150,000      150,000      150,000
Common shareholder's equity ...........    1,219,057    1,161,968    1,057,855      972,278      985,744


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

REGULATED GROSS MARGIN

Regulated Electric Gross Margin:
--------------------------------
                                            2001         2000           1999
                                           ------       ------         ------
                                                    (In millions)
     Operating revenues                    $1,318       $1,212         $1,179
     Cost of fuel, energy and capacity        276          249            223
                                           ------       ------         ------
       Electric gross margin               $1,042       $  963         $  956
                                           ======       ======         ======

     2001 vs. 2000

     Electric gross margin for 2001, increased $79 million compared to 2000 due principally to an improvement in wholesale sales margins.

     MidAmerican Energy's margins on wholesale sales increased $63.5 million compared to 2000. The increase was due to an increase in the average margin per unit sold and an 11.7% increase in related sales volumes compared to 2000. Wholesale sales are the delivery of energy to other utilities, municipalities and marketers outside of MidAmerican Energy's delivery system.

     Additionally, electric margin for 2001 increased $21.6 million compared to 2000 due to a refund accrual in 2000 that reduced electric margin. The refund accrual was for a revenue sharing arrangement in Iowa that terminated December 31, 2000. Refer to "Rate Matters" in the "Operating Activities and Other Matters" section of MD&A for a discussion of the current arrangement.

     The impact of temperatures increased electric gross margin approximately $2 million compared to 2000. Temperature conditions during the cooling season in 2001 were slightly hotter than 2000 while temperatures during the heating season in 2001 were slightly milder than in 2000. Other usage factors not dependent on weather increased electric margin by $9.7 million compared to 2000. In total, retail sales of electricity increased 3.2% in 2001.

     In 2001, MidAmerican Energy recorded gains from the sales of emission allowances which improved electric margin by $3.3 million compared to 2000. Revenues from transmission services increased $4.0 million compared to 2000 due to additional revenues from the Mid-Continent Area Power Pool.

     An increase in the average cost of energy per unit sold for Iowa retail sales reduced electric gross margin by $20.3 million compared to 2000. The increase in the average cost of energy per unit sold was due in part to increased coal costs and increased use of combustion turbines and combined cycle plants.

     Electric revenues from the recovery of energy efficiency program costs decreased $6.0 million compared to 2000. Changes in these revenues are substantially matched with corresponding changes in other operating expenses. MidAmerican Energy began recovering from customers its remaining deferred energy efficiency costs and current, ongoing energy efficiency costs on September 29, 1997. Deferred energy efficiency costs are costs previously incurred by MidAmerican Energy, which, in accordance with rate treatment, were not charged to expense until recovery from customers began. Recovery of deferred energy efficiency costs occurred over a four-year period from the date collection began for each phase. The decrease in 2001 of the recovery of energy efficiency program costs is due to completion in 2001 of the final recovery phase. Approximately $28.8 million of MidAmerican Energy's 2001 electric revenues were from the recovery of energy efficiency program costs compared to $34.8 million in 2000.

     2000 vs. 1999

     Electric gross margin for 2000, increased $7 million compared to 1999 due principally to an improvement in wholesale sales margins.

     MidAmerican Energy's margins on wholesale sales increased $13.4 million compared to 1999. An increase in the average margin per unit sold more than offset a 3.2% decrease in sales volumes compared to 1999.

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

Regulated Gas Gross Margin:
---------------------------
                                2001    2000     1999
                               -----    -----    ----
                                   (In millions)
     Operating revenues        $ 869    $ 930    $ 560
     Cost of gas sold            675      721      364
                               -----    -----    -----
       Gas gross margin        $ 194    $ 209    $ 196
                               =====    =====    =====

         2001 vs. 2000

     Regulated gas revenues include purchase gas adjustment clauses through which MidAmerican Energy is allowed to recover the cost of gas sold from its retail gas utility customers. Consequently, fluctuations in the cost of gas sold do not affect gross margin or net income because revenues reflect comparable fluctuations from purchase gas adjustment clauses.

     Warmer temperature conditions in the second and fourth quarters of 2001 compared to the same quarters in 2000 and conservation by customers due to higher prices in early 2001 resulted in approximately a $9 million decrease in gas margin compared to 2000. Other usage factors not dependent on weather resulted in a $4.7 million decrease in gas margin compared to 2000. In total, retail sales of natural gas decreased 7.2% compared to 2000. The decrease in gas margin due to warmer temperature conditions was partially mitigated by a $1.7 million gain on a weather derivative financial instrument.

     Recovery of gas energy efficiency costs decreased $1.2 million for 2001 compared to 2000 due to the completion of the final four-year recovery phase.
Consistent with electric revenues, changes in gas revenues from energy efficiency cost recovery are substantially offset by corresponding changes in other operating expenses. Additionally, margin on gas transported decreased $1.1 million.

     2000 vs. 1999

     In 2000, MidAmerican Energy's per-unit cost of gas increased compared to 1999, which resulted in a $285 million increase in revenues and cost of gas sold for 2000.

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

REGULATED OPERATING EXPENSES

     Other Operating Expenses -

     Regulated other operating expenses increased $15.2 million for 2001 compared to 2000. Increases include a $15.9 million increase in pension and other post-employment benefits costs, a $6.7 million increase in the allowance for uncollectible accounts, a $5.5 million increase in Cooper Nuclear Station costs and a $4.2 million increase in electric distribution expense. The increases were partially offset by a $7.3 million reduction in Quad Cities Station operating expenses, a $4.5 million reduction in energy efficiency amortization and program costs and decreases in various other costs.

     Other operating expenses decreased $26.8 million for 2000 compared to 1999. Information technology expenses were $8.5 million lower for 2000 due principally to consulting and other costs in 1999 to support newly implemented systems and for Y2K preparation. During 1999, MidAmerican Energy incurred transition costs related to MHC's March 1999 merger. The absence of similar costs in 2000 resulted in a $13.7 million reduction of other operating expenses in 2000 compared to 1999. Energy efficiency costs decreased $3.8 million compared to 1999 due to the completion of two recovery phases in 1999. Other factors contributing to the decrease in other operating expenses were reductions in employee incentive plan costs and injuries and damages costs and an increase in 2000 of a reserve distribution from an insurance fund compared to the distribution in 1999.

     Maintenance -

     Maintenance expenses for 2001 compared to 2000 increased $11.3 million. Fossil fuel generating plant maintenance expenses increased $8.6 million, while maintenance costs for Quad Cities Station (nuclear) decreased $5.7 million. Electric distribution system maintenance increased $5.4 million in part due to a more aggressive tree-trimming program. Gas distribution maintenance expenses increased $3.0 million. Maintenance expenses for 2000 increased $11.0 million compared to 1999 due to reliability maintenance at generating plants and an increase in forestry service costs and related overhead distribution maintenance.

     Depreciation and Amortization -

     Depreciation and amortization expense increased $53.2 million in 2001 compared to 2000. During 2001, MidAmerican Energy recorded $47.1 million of amortization expense related to the establishment of a regulatory liability for a revenue sharing arrangement in Iowa. The Iowa Utilities Board approved a settlement agreement, which includes the revenue sharing arrangement, in December 2001. Refer to "Rate Matters" in the "Operating Activities and Other Matters" section of MD&A for further discussion. In addition, utility plant depreciation expense increased as a result of an increase in depreciation rates in 2001 and an increase in utility plant.

     Depreciation and amortization expense increased $6.6 million in 2000 compared to 1999. Utility plant depreciation expense increased as a result of an increase in utility plant. Amortization of regulatory assets for MidAmerican Energy's Iowa operations increased in accordance with an Iowa revenue sharing plan. Depreciation expense related to nuclear decommissioning funding for MidAmerican Energy's Illinois operations decreased for 2000 compared to 1999.

     Property and Other Taxes -

     Property and other taxes decreased for 2001 and 2000 compared to the respective prior years due principally to a reduction in MidAmerican Energy's Iowa property tax assessed values.

NONREGULATED OPERATING REVENUES AND OPERATING EXPENSES

     Nonregulated Gas Gross Margin -

                              2001      2000      1999
                             ------    ------    ------
                                   (In millions)
     Operating revenues....  $518.3    $353.0    $100.4
     Cost of gas sold......   509.7     349.9      99.1
                             ------    ------    ------
       Gross margin........  $  8.6    $  3.1    $  1.3
                             ======    ======    ======

     The nonregulated natural gas marketing operations include wholesale and retail activities. Approximately 77% of the nonregulated natural gas revenues for 2001 are from wholesale sales.

     Gross margin for the nonregulated natural gas operations increased $5.5 million to $8.6 million for

2001 compared to 2000. The improvement in gross margin reflects an increase in margin per unit and sales volumes. Revenues from nonregulated natural gas operations increased $165.3 million compared to 2000. Sales volumes increased 47 million MMBtus (60%) resulting in a $212.0 million increase in revenues. A decrease in the average price per unit sold, reflective of a 9% decrease in the average cost of gas, partially offset the increase due to sales volumes, reducing revenues by $46.7 million. Related cost of sales increased $159.8 million for 2001 due to the increase in sales volumes, offset partially by the decrease in the average cost of gas.

     Revenues from nonregulated natural gas marketing operations increased $252.6 million for 2000 compared to 1999. An increase in the average price per unit sold, reflective of a 95% increase in the average cost of gas, accounted for $171.2 million of the increase in revenues. Sales volumes increased 35 million MMBtus (81%) resulting in an $81.4 million increase in revenues. The increase in sales volumes was driven principally by the addition of larger-use wholesale customers and the addition of retail customer activity. The $250.8 million increase in related cost of sales reflects the increases in cost per unit sold and sales volumes.

     Other Nonregulated Revenues and Cost of Sales -

     As of December 31, 2000, all non-residential customers in Illinois had been phased in to allow them to select their electric power supplier. For 2001 compared to 2000, gross margin related to these sales increased $4.4 million to $4.5 million. No revenues or cost of sales were incurred in 1999 related to these activities.

     Nonregulated revenues for 2001 include $6.2 million from MidAmerican Energy's market access service project, compared to $17.9 million in 2000; the related cost of sales totaled $5.4 million for 2001 and $16.9 million for 2000. The pilot project, which concluded in May 2001, allowed larger Iowa customers that were participating in the project to choose their electric power supplier. MidAmerican Energy's revenues from project participants related to non-supply services, such as distribution and transmission, are reflected in regulated electric revenues. In 1999, revenues and cost of sales related to the market access service project totaled $10.9 million and $9.7 million, respectively.

     MidAmerican Energy's nonregulated revenues also include pre-tax income from awards for successful performance under its incentive gas procurement program. Under the program, if MidAmerican Energy's cost of gas varies from an established reference price range, then the savings or cost is shared between customers and shareholders. The awards totaled $4.1 million, $3.9 million and $1.6 million in 2001, 2000 and 1999, respectively.

     MidAmerican Energy performs work for its customers that is not regulated, including distribution maintenance. In mid-2000, an affiliated company began doing most of this work. Accordingly, nonregulated revenues and costs related to these activities decreased for MidAmerican Energy in 2001 compared to 2000. Increased efforts in these services in 2000 contributed to the increase in nonregulated revenues for 2000 compared to 1999.

     Nonregulated Operating Expenses: Other -

     Other operating expenses for MidAmerican Energy's nonregulated services decreased $2.3 million in 2001 compared to 2000 and increased $3.5 million for 2000 compared to 1999. The variances were due principally to costs related to nonregulated distribution services performed for customers, which, beginning in mid-2000, were performed by an affiliate of MidAmerican Energy.

NON-OPERATING INCOME AND INTEREST EXPENSE

     Interest and Dividend Income-

     Interest income and dividend income decreased $2.4 million for 2001 compared to 2000. A decrease in interest from a joint plant operator for funds held by it reduced interest income by approximately $2.3 million, while interest related to income tax refunds decreased $6.1 million. A reduction in interest rates also reduced interest income for 2001. Interest income increased $5.4 million compared to 2000 for interest income on a note receivable related to MidAmerican Energy's accounts receivable sold. The increase in the note receivable is a result of the increased balance in receivables sold. The increase in interest income for 2000 compared to 1999 was due to $6.1 million of interest income from income tax refunds, $2.9 million of interest from a joint plant operator for funds held by it and a $2.5 million increase in interest on a note receivable related to sold accounts receivable. Additionally, MidAmerican Energy had a more favorable cash position from August to December 2000.

     Other, Net -

     Other, Net, which includes a number of non-operating income and deduction items, decreased Non-Operating Income by $5.8 million, $1.5 million and $3.7 million in 2001, 2000 and 1999, respectively.

     Other, Net includes a discount on sold accounts receivable, net of a subservicer fee charged to MidAmerican Energy Funding Corporation for servicing the accounts. The discount is designed to cover the expenses of MidAmerican Energy Funding Corporation, including bad debt expense, subservicer fees, monthly administrative costs and interest. The discount is recorded in Other, Net because it is not reflected in utility cost of service for regulatory purposes. The discount, net of the subservicer fee, reduced Other, Net by $13.1 million, $8.3 million and $7.9 million in 2001, 2000 and 1999, respectively.

     Income related to the cash surrender value of corporate-owned life insurance policies totaled $5.3 million, $9.3 million and $0.3 million for 2001, 2000 and 1999, respectively. The income for 2001 includes a gain from common stock received as a result of an initial stock offering by one of the insurance providers. Income for 2000 includes $7.4 million related to benefits paid on several policies.

     Other, Net for 2001 reflects $1.6 million of income for an allowance for equity funds used during construction. As a regulated public utility, MidAmerican Energy is allowed to capitalize, and record as income, a cost of construction for equity funds used, based on guidelines set forth by the Federal Energy Regulatory Commission.

     In 1999, MidAmerican Energy recorded a $5.4 million pre-tax gain from the sale of rail cars which are used to service its coal-fired generating plants and $1.5 million of costs related to potential business opportunities.

     Fixed Charges and Preferred Dividends -

     MidAmerican Energy's interest on long-term debt decreased in 2001 and 2000 compared to their respective prior years due to long-term debt maturities in each year and, for 2001 compared to 2000, a reduction in interest rates on variable rate debt. The decreases for 2001 were partially offset by an increase resulting from the issuance of $162 million of medium-term notes in July 2000.

     Preferred dividends decreased due to the reacquisition of preferred shares in April and November 2001. A loss of $0.2 million on those acquisitions is reflected in preferred dividends.

                         LIQUIDITY AND CAPITAL RESOURCES

     MidAmerican Energy has available a variety of sources of liquidity and capital resources, both internal and external. These resources provide funds required for current operations, construction expenditures, dividends, debt retirement and other capital requirements.

     As reflected on the Consolidated Statements of Cash Flows, MidAmerican Energy's net cash provided from operating activities was $476 million, $359 million and $330 million in 2001, 2000 and 1999, respectively.

     INVESTING ACTIVITIES AND PLANS

     Utility Construction Expenditures -

     MidAmerican Energy's primary need for capital is utility construction expenditures. For the year ended December 31, 2001, utility construction expenditures totaled $250 million, including allowance for funds used during construction, or capitalized financing costs, and Quad Cities Station nuclear fuel purchases. All such expenditures were met with cash generated from utility operations, net of dividends.

     Forecasted utility construction expenditures, including allowance for funds used during construction are $332 million for 2002 and $1.614 billion for 2003 through 2006. Capital expenditure needs are reviewed regularly by management and may change significantly as a result of such reviews. Through 2007, MidAmerican Energy plans to develop and construct two electric generating plants in Iowa, requiring an investment of approximately $1.8 billion. Participation by others in a portion of the second plant is being discussed. The two plants will provide approximately 1,400 megawatts of generating capacity. The first project is a 540-megawatt natural gas-fired combined cycle unit with an estimated cost of $416 million. MidAmerican Energy expects to begin construction on the first project in Spring 2002 following receipt of all regulatory approvals. It is anticipated that the first phase of the project will be completed in 2003 with the remainder being completed in 2005. MidAmerican Energy presently expects that all utility construction expenditures for the next five years will be met with the issuance of long-term debt and cash generated from utility operations, net of dividends. The actual level of cash generated from utility operations is affected by, among other things, economic conditions in the utility service territory, weather and federal and state regulatory actions.

     Nuclear Decommissioning -

     Each licensee of a nuclear facility is required to provide financial assurance for the cost of decommissioning its licensed nuclear facility. In general, decommissioning of a nuclear facility means to safely remove the facility from service and restore the property to a condition allowing unrestricted use by the operator. Based on information presently available, MidAmerican Energy expects to contribute approximately $41 million during the period 2002 through 2006 to external trusts established for the investment of funds for decommissioning Quad Cities Station. Approximately 60% of the fair value of the trusts' funds is now invested in domestic corporate debt and common equity securities. The remainder is invested in investment grade municipal and U.S. Treasury bonds. Funding for Quad Cities Station nuclear decommissioning is reflected in Depreciation and Amortization in the Consolidated Statements of Income.

     Based on information presently available and assuming a September 2004 shutdown of Cooper, MidAmerican Energy expects to accrue approximately $54 million for Cooper decommissioning during the period 2002 through 2004. Amounts related to Cooper decommissioning are reflected in Other Operating Expenses in the Consolidated Statements of Income. MidAmerican Energy's obligation, if any, for Cooper decommissioning will be affected by the actual plant shutdown date. In July 1997, the Nebraska Public Power District filed a lawsuit in United States District Court for the District of Nebraska naming MidAmerican Energy as the defendant and seeking a declaration of MidAmerican Energy's rights and obligations in connection with Cooper nuclear decommissioning funding. Refer to Note (4)(g) of Notes to Consolidated Financial Statements in Part IV, Item 14 of this Form 10-K for further discussion of the litigation.

     Cooper and Quad Cities Station decommissioning costs charged to Iowa customers are included in base rates, and recovery of increases in those amounts must be sought through the normal ratemaking process. Cooper decommissioning costs charged to Illinois customers are recovered through a rate rider on customer billings.

     Contractual Obligations and Commercial Commitments -

     MidAmerican Energy has various contractual obligations and commercial commitments. Following is a table summarizing, as of December 31, 2001, the material cash obligations of MidAmerican Energy (in millions).

                                                                   Period Payments are Due
                                                             ------------------------------------
                                                                       2003 -    2005 -     After
                                                   Total      2002      2004      2006      2006
                                                 --------    ------    ------    ------    ------
Type of Obligation:
-------------------
Long-term debt, excluding unamortized
  debt premium and discount, net                 $  821.6    $163.9    $161.3    $251.0    $245.4
Mandatorily redeemable preferred securities          26.7       6.7      13.3       6.7       -
Mandatorily redeemable preferred
  securities of subsidiary trust (1)                100.0       -         -         -       100.0
Operating leases (2)                                 12.9       5.5       5.7       1.2       0.5
Power purchase contract                              25.9      17.4       8.5       -         -
Coal, electricity and natural gas
  contract commitments (2)                          531.2     182.2     240.8      67.9      40.3
                                                 --------    ------    ------    ------    ------
  Total                                          $1,518.3    $375.7    $429.6    $326.8    $386.2
                                                 ========    ======    ======    ======    ======

(1) The mandatorily redeemable preferred securities of subsidiary trust were redeemed on March 11, 2002.

(2) The operating leases and fuel and energy commitments are not reflected on the Consolidated Balance Sheets. Refer to Note (4)(h) in Notes to Consolidated Financial Statements for a discussion of these commitments.

     The above table includes MidAmerican Energy's unconditional purchase obligations. MidAmerican Energy has other types of commitments that are subject to change and relate primarily to the following:

     - Construction expenditures (see Note (4)(a) in Notes to Consolidated Financial Statements)

     - Manufactured gas plant facilities (see Note (4)(b) in Notes to Consolidated Financial Statements)

     -    Nuclear   decommissioning   costs   (see  Note   (4)(e)  in  Notes  to
          Consolidated Financial Statements)

FINANCING ACTIVITIES, PLANS AND AVAILABILITY

     Debt Authorizations and Credit Facilities -

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

     On February 8, 2002, MidAmerican Energy issued $400 million of 6.75% medium-term notes due in 2031. The proceeds will be used to refinance existing debt and preferred securities and for other corporate purposes. On March 11, 2002, MidAmerican Energy redeemed all of its MidAmerican-obligated preferred securities of subsidiary trust at 100% of the principal amount plus accrued interest.

     MidAmerican Energy has on file with the Securities and Exchange Commission a registration statement for $500 million in various forms of senior and subordinated, unsecured long-term debt and preferred securities, $100 million of which remains available following the issuance of the $400 million of medium-term notes discussed above.

     MidAmerican Energy has authorization from the Federal Energy Regulatory Commission to issue up to an additional $100 million in various forms of long-term debt following the issuance of the $400 million of medium-term notes discussed above. MidAmerican Energy will also need authorization from the Illinois Commerce Commission prior to issuing any securities. If 90% or more of the proceeds from a securities issuance are used for refinancing purposes, MidAmerican Energy need only provide the Illinois Commerce Commission with an "informational statement" prior to the issuance which sets forth the type, amount and use of the proceeds of the securities to be issued. If less than 90% of the proceeds are used for refinancing, MidAmerican must file a comprehensive application seeking authorization prior to issuance. The Illinois Commerce Commission is required to hold a hearing before issuing its authorization.

     Accounts Receivable Sold -

     In 1997, MidAmerican Energy entered into a revolving agreement, which expires in October 2002, to sell all of its right, title and interest in the majority of its billed accounts receivable to MidAmerican Energy Funding
Corporation, a special purpose entity established to purchase accounts receivable from MidAmerican Energy. MidAmerican Energy Funding Corporation in turn sells receivable interests to outside investors. In consideration for the sale, MidAmerican Energy received cash and a subordinated note, bearing interest at 8%, from MidAmerican Energy Funding Corporation. As of December 31, 2001, the revolving cash balance was $44 million, down $26 million from December 31, 2000, and the amount outstanding under the subordinated note was $28.7 million. The agreement is structured as a true sale, under which the creditors of MidAmerican Energy Funding Corporation will be entitled to be satisfied out of the assets of MidAmerican Energy Funding Corporation prior to any value being returned to MidAmerican Energy or its creditors. Therefore, the accounts receivable sold are not reflected on MidAmerican Energy's Consolidated Balance Sheets. As of December 31, 2001, $71.5 million of accounts receivable, net of reserves, was sold under the agreement.

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

     The law also provides for Illinois earnings above a computed level of return on common equity to be shared equally between customers and MidAmerican Energy. MidAmerican Energy's computed level of return on common equity is based on a rolling two-year average of the 30-year Treasury Bond rates plus a premium of 5.5% for 1998 and 1999 and a premium of 8.5% for 2000 through 2004. The two-year average above which sharing must occur for 2001 was 14.34%. The law allows MidAmerican Energy to mitigate the sharing of earnings above the threshold return on common equity through accelerated recovery of regulatory assets.

     The energy crisis and related events in California has heightened concerns nationally about deregulation of the electric utility industry. Accordingly, the pace of deregulation in Iowa and elsewhere has slowed considerably. MidAmerican Energy will continue to work with regulators and legislators on deregulation issues.

     In December 1999, the Federal Energy Regulatory Commission (FERC) issued Order No. 2000 establishing, among other things, minimum characteristics and functions for regional transmission organizations. Public utilities that were not a member of an independent system operator at the time of the order were required to submit a plan by which its transmission facilities would be transferred to a regional transmission organization. On September 28, 2001, MidAmerican Energy and five other electric utilities filed with the FERC a plan to create TRANSLink Transmission Company LLC and to integrate their electric transmission systems into a single, coordinated system operating as a for-profit independent transmission company in conjunction with a FERC-approved regional transmission organization. FERC approval of the plan is pending. Transferring the operation and control of MidAmerican Energy's transmission assets to other entities could increase costs for MidAmerican Energy; however, the actual impact of TRANSLink on MidAmerican Energy's future transmission costs is not yet known.

     Critical Accounting Policies -

          Accounting for Regulatory Entities
          ----------------------------------

     MidAmerican Energy's significant  accounting policies are described in Note
(1) of Notes to Consolidated Financial Statements. MidAmerican Energy's most critical accounting policy is the application of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation."

     A possible consequence of deregulation in the utility industry is that SFAS No. 71 may no longer apply. SFAS No. 71 sets forth accounting principles for operations that are regulated and meet the stated criteria. For operations that meet the criteria, SFAS No. 71 allows, among other things, the deferral of expense or income that would otherwise be recognized when incurred. MidAmerican Energy's electric and gas utility operations currently meet the criteria required by SFAS No. 71, but its applicability is periodically reexamined. If portions of its utility operations no longer meet the criteria of SFAS No. 71, MidAmerican Energy could be required to write off the related regulatory assets and liabilities from its balance sheet, and thus, a material adjustment to earnings in that period could result if regulatory assets are not recovered in transition provisions of any deregulation legislation. As of December 31, 2001, MidAmerican Energy had $221.1 million of regulatory assets and $62.4 million of regulatory liabilities on its Consolidated Balance Sheet.

     Other accounting policies that MidAmerican Energy believes are critical include the following:

          Revenue Recognition
          -------------------

     Revenues are recorded as services are rendered to customers. MidAmerican Energy records unbilled revenues representing the estimated amount customers will be billed for services rendered between the meter-reading dates in a particular month and the end of that month.

          Accounting for Derivatives and Energy Trading Activities
          --------------------------------------------------------

     MidAmerican Energy accounts for its energy trading activities in accordance with Emerging Issues Task Force (EITF) Issue No. 98-10 and SFAS No. 133, as amended and interpreted, which require certain energy trading and energy derivative contracts to be accounted for at fair value.

     EITF 98-10 also allows two methods of recognizing energy trading contracts in the income statement. The "gross" method provides that energy trading contracts are recorded at their full value in revenues and expenses. The other method is the "net" method in which revenues and expenses are netted and only the trading margin is reflected in revenues. MidAmerican Energy uses the gross method for those energy trading contracts for which they have a choice.

     Accounting for derivatives continues to evolve through guidance issued by the Derivatives Implementation Group (DIG) of the Financial Accounting Standards Board (FASB). To the extent that changes by the DIG modify current guidance, including the normal purchases and normal sales determination, the accounting treatment for derivatives may change.

     See Note (1)(i) in Notes to Consolidated Financial Statements for further discussion related to accounting for derivatives.

          Contingent Liabilities
          ----------------------

     MidAmerican Energy establishes reserves for estimated loss contingencies when it is management's assessment that a loss is probable and the amount of the loss can be reasonably estimated. Revisions to contingent liabilities are reflected in income in the period in which different facts or information become known or circumstances change that affect the previous assumptions with respect to the likelihood or amount of loss. Reserves for contingent liabilities are based upon management's assumptions and estimates, advice of legal counsel or other third parties regarding the probable outcomes of the matter. Should the outcome differ from the assumptions and estimates, revisions to the estimated reserves for contingent liabilities would be required.

     New Accounting Pronouncements -

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets" which establish accounting and reporting for business combinations. SFAS No. 141 requires all business combinations entered into subsequent to June 30, 2001, to be accounted for using the purchase method of accounting. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized but will be tested for impairment on an annual basis. These standards were effective for MidAmerican Energy beginning on January 1, 2002. MidAmerican Energy does not anticipate any impact on its results of operations, cash flows or financial condition as a result of these standards.

     In August 2001, the FASB issued SFAS No. 143, "Accounting For Asset Retirement Obligations." SFAS No. 143 requires recognition on the balance sheet of legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of such assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. MidAmerican Energy is evaluating the impact of this pronouncement on its balance sheet, but does not believe adoption will have a material impact on its results of operations.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. This standard was effective for MidAmerican Energy on January 1, 2002. MidAmerican Energy does not anticipate any impact on its results of operations, cash flows or financial condition as a result of implementing this standard.

     Rate Matters -

     In 1997, pursuant to a rate proceeding before the Iowa Utilities Board, MidAmerican Energy, the Office of Consumer Advocate and other parties entered into a pricing plan settlement agreement establishing MidAmerican Energy's Iowa retail electric rates. That settlement agreement expired on December 31, 2000.

     On March 14, 2001, the Office of the Consumer Advocate filed a petition with the Iowa Utilities Board to reduce Iowa retail electric rates by approximately $77 million annually. On June 11, 2001, MidAmerican Energy responded to that petition by filing a request with the Iowa Utilities Board to increase MidAmerican Energy's Iowa retail electric rates by $51 million annually. On December 21, 2001, the Iowa Utilities Board approved a settlement agreement that freezes the rates in effect on December 31, 2000, through December 31, 2005, and, with modifications, reinstates the revenue sharing provisions of the 1997 pricing plan settlement agreement. Under the 2001 settlement agreement, an amount equal to 50% of revenues associated with returns on equity between 12% and 14%, and 83.33% of revenues associated with returns on equity above 14%, in each year will be recorded as a regulatory liability to be used to offset a portion of the cost of future generating plant investments. An amount equal to the regulatory liability will be recorded as depreciation expense. As of December 31, 2001, MidAmerican Energy has recorded a $47.1 million regulatory liability that is reflected in Regulatory Liabilities on the Consolidated Balance Sheet.

     On September 21, 2001, MidAmerican Energy filed a petition with the South Dakota Public Utilities Commission (SDPUC) to increase its South Dakota natural gas rates. On February 20, 2002, the SDPUC approved a settlement agreement allowing increased rates of $3.1 million annually.

     On October 19, 2001, MidAmerican Energy filed a petition with the Illinois Commerce Commission to increase its Illinois natural gas rates by $3.2 million annually. A final decision on the petition is required within eleven months of the date of filing.

     On March 15, 2002, MidAmerican Energy made a filing with the Iowa Utilities Board requesting an increase in rates of approximately $26.6 million for its Iowa retail natural gas customers. As part of the filing, MidAmerican Energy requested an interim rate increase of approximately $20.4 million annually. The Iowa Utilities Board may adjust the requested interim amount and delay its implementation for up to ninety days. MidAmerican Energy expects the final rates, which may differ from the requested amount, to be implemented in the fourth quarter of 2002.

     Environmental Matters -

     The U.S. Environmental Protection Agency, or EPA, and state environmental agencies have determined that contaminated wastes remaining at decommissioned manufactured gas plant facilities may pose a threat to the public health or the environment if these contaminants are in sufficient quantities and at sufficient concentrations as to warrant remedial action.

     MidAmerican Energy has evaluated or is evaluating 27 properties that were, at one time, sites of gas manufacturing plants in which it may be a potentially responsible party. The purpose of these evaluations is to determine whether waste materials are present, whether the materials constitute an environmental or health risk, and whether MidAmerican Energy has any responsibility for remedial action. MidAmerican Energy's estimate of the probable costs for these sites as of December 31, 2001, was $22 million. This estimate has been recorded as a liability and a regulatory asset for future recovery through the regulatory process. Refer to Note (4)(b) of Notes to Consolidated Financial Statements for further discussion of MidAmerican Energy's environmental activities related to manufactured gas plant sites and cost recovery.

     Although the timing of potential incurred costs and recovery of costs in rates may affect the results of operations in individual periods, management believes that the outcome of these issues will not have a material adverse effect on MidAmerican Energy's financial position or results of operations.

     In July 1997, the EPA adopted revisions to the National Ambient Air Quality Standards for ozone and a new standard for fine particulate matter. In February 2001, the United States Supreme Court upheld the constitutionality of the standards, though remanding the issue of implementation of the ozone standard to the EPA. The impact of the new standards on MidAmerican Energy is currently unknown. MidAmerican Energy could incur increased costs and a decrease in wholesale electric revenues if its generating stations are located in nonattainment areas. Refer to Note (4)(c) of Notes to Consolidated Financial Statements for further discussion of this issue.

     Generating Capability

     MidAmerican Energy is interconnected with Iowa and neighboring utilities and is involved in an electric power pooling agreement known as Mid-Continent Area Power Pool (MAPP). Each MAPP participant is required to maintain for emergency purposes a net generating capability reserve of at least 15% above its system peak demand.


     MidAmerican Energy believes it has adequate electric capacity reserve through 2003 and continues to manage its generating resources to ensure an adequate reserve in the future. MidAmerican Energy has announced plans to add a 540-megawatt natural gas-fired combined cycle unit to be completed in two phases between 2003 and 2005. An additional 900 megawatts of coal-fired generation is expected to be operational later this decade. However, significantly higher-than-normal temperatures during the cooling season could cause MidAmerican Energy's reserve to fall below the 15% minimum. If

MidAmerican Energy fails to maintain the appropriate reserve, significant penalties could be contractually imposed by MAPP.

     MidAmerican Energy is financially exposed to movements in energy prices since it no longer recovers fluctuations in its energy costs through an energy adjustment clause in Iowa. Although MidAmerican Energy believes it has sufficient generation under typical operating conditions for its retail electric needs, a loss of adequate generation by MidAmerican Energy requiring the purchase of replacement power at a time of high market prices could subject MidAmerican Energy to losses on its energy sales.

     MidAmerican   Energy  has  been  able  to  maintain  its  capacity  reserve requirement and has not been adversely affected by seasonal price variations in the wholesale market.

     Cooper Nuclear Station

     Under a long-term power purchase contract with the Nebraska Public Power District, MidAmerican Energy purchases one-half of the output of Cooper. The Nuclear Regulatory Commission (NRC) has notified the Nebraska Public Power District that, effective April 1, 2002, it will place Cooper in its "Multiple Repetitive Degraded Cornerstone" category of the NRC's Reactor Oversight Process Action Matrix. As a result, the NRC will conduct extensive diagnostic inspections at Cooper, which are currently anticipated to be completed during the month of June 2002. MidAmerican Energy cannot, at this time, predict the outcome of the NRC inspections and their impact on the operation of Cooper. The Nebraska Public Power District has informed MidAmerican Energy that it is currently developing an improvement plan which it believes will address the issues that caused Cooper to be placed into this category.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     MidAmerican Energy is exposed to market risk, including changes in the market price of certain commodities and interest rates. To manage the price volatility relating to these exposures, MidAmerican Energy enters into various financial derivative instruments. Senior management provides the overall direction, structure, conduct and control of MidAmerican Energy's risk management activities, including the use of financial derivative instruments, authorization and communication of risk management policies and procedures, strategic hedging program guidelines, appropriate market and credit risk limits, and appropriate systems for recording, monitoring and reporting the results of transactional and risk management activities. MidAmerican Energy regularly performs sensitivity analysis of its outstanding positions and adheres to strict value-at-risk parameters. MidAmerican Energy uses hedge accounting for derivative instruments pertaining to its natural gas purchasing, wholesale electricity activities and financing activities. Refer to Note (1)(i) in Notes to Consolidated Financial Statements for further discussion of price risk and the accounting for derivative instruments.

     Energy Trading Activities -

     MidAmerican Energy's net assets associated with energy trading activities outstanding at December 31, 2001, totaled $1.8 million. Of the open positions at December 31, 2001, 96% are scheduled to be realized within twelve months. Refer to Note (1)(i) for a discussion of derivatives, including derivative instruments used for trading purposes.

                           MIDAMERICAN ENERGY COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                                 YEARS ENDED DECEMBER 31,
                                          -----------------------------------------
                                              2001           2000           1999
                                          -----------    -----------    -----------
OPERATING REVENUES
Regulated electric ....................   $ 1,318,129    $ 1,212,411    $ 1,178,702
Regulated gas .........................       869,132        929,555        559,957
Nonregulated ..........................       543,812        390,393        121,615
                                          -----------    -----------    -----------
                                            2,731,073      2,532,359      1,860,274
                                          -----------    -----------    -----------
OPERATING EXPENSES
Regulated:
  Cost of fuel, energy and capacity .         275,904        249,045        223,215
  Cost of gas sold ..................         674,883        721,395        364,112
  Other operating expenses ..........         449,328        434,125        460,883
  Maintenance .......................         138,343        127,076        116,089
  Depreciation and amortization .....         250,315        197,144        190,547
  Property and other taxes ..........          71,705         74,778         77,017
                                          -----------    -----------    -----------
                                            1,860,478      1,803,563      1,431,863
                                          -----------    -----------    -----------
Nonregulated:
  Cost of sales .....................         518,272        369,005        110,782
  Other .............................          18,749         21,035         17,565
                                          -----------    -----------    -----------
                                              537,021        390,040        128,347
                                          -----------    -----------    -----------
  Total operating expenses ..........       2,397,499      2,193,603      1,560,210
                                          -----------    -----------    -----------
OPERATING INCOME ......................       333,574        338,756        300,064
                                          -----------    -----------    -----------

NON-OPERATING INCOME
Interest and dividend income ..........        13,069         15,499          3,040
Other, net ............................        (5,813)        (1,455)        (3,699)
                                          -----------    -----------    -----------
                                                7,256         14,044           (659)
                                          -----------    -----------    -----------
FIXED CHARGES
Interest on long-term debt ............        60,880         61,120         65,649
Other interest expense ................         8,401          9,056         11,249
Preferred dividends of subsidiary trust         7,980          7,980          7,980
Allowance for borrowed funds ..........        (1,661)        (1,273)        (1,257)
                                          -----------    -----------    -----------
                                               75,600         76,883         83,621
                                          -----------    -----------    -----------

INCOME BEFORE INCOME TAXES ............       265,230        275,917        215,784
INCOME TAXES ..........................       112,452        110,461         88,453
                                          -----------    -----------    -----------
NET INCOME ............................       152,778        165,456        127,331
PREFERRED DIVIDENDS ...................         4,544          4,955          4,955
                                          -----------    -----------    -----------

EARNINGS ON COMMON STOCK ..............   $   148,234    $   160,501    $   122,376
                                          ===========    ===========    ===========


        The accompanying notes are an integral part of these statements.

                           MIDAMERICAN ENERGY COMPANY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                                  YEARS ENDED DECEMBER 31,
                                                            -----------------------------------
                                                              2001         2000         1999
                                                            ---------    ---------    ---------

EARNINGS ON COMMON STOCK ................................   $ 148,234    $ 160,501    $ 122,376
                                                            ---------    ---------    ---------

OTHER COMPREHENSIVE INCOME (LOSS), NET
Unrealized gains (losses) on cash flow hedges:
  Unrealized net gains during period-
    Before income taxes .................................       7,690         --           --
    Income tax expense, net .............................      (3,197)        --           --
                                                            ---------    ---------    ---------
                                                                4,493         --           --
                                                            ---------    ---------    ---------
  Less reclassification adjustment for realized net gains
    reflected in net income during period-
    Before income taxes .................................       1,757         --           --
    Income tax expense, net .............................        (731)        --           --
                                                            ---------    ---------    ---------
                                                                1,026         --           --
                                                            ---------    ---------    ---------
      Net unrealized gains ..............................       3,467         --           --
                                                            ---------    ---------    ---------

Minimum pension liability adjustment:
  Before income tax benefit .............................      (8,295)      (4,087)        --
  Income tax benefit ....................................       3,448        1,699         --
                                                            ---------    ---------    ---------
                                                               (4,847)      (2,388)        --
                                                            ---------    ---------    ---------
Other comprehensive income (loss), net...................      (1,380)      (2,388)        --
                                                            ---------    ---------    ---------

COMPREHENSIVE INCOME ....................................   $ 146,854    $ 158,113    $ 122,376
                                                            =========    =========    =========




        The accompanying notes are an integral part of these statements.

                           MIDAMERICAN ENERGY COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                        AS OF DECEMBER 31,
                                                                     -----------------------
                                                                        2001         2000
                                                                     ----------   ----------
ASSETS
UTILITY PLANT
Electric .........................................................   $4,598,372   $4,471,839
Gas ..............................................................      867,277      831,203
                                                                     ----------   ----------
                                                                      5,465,649    5,303,042
Less accumulated depreciation and amortization ...................    2,847,979    2,680,420
                                                                     ----------   ----------
                                                                      2,617,670    2,622,622
Construction work in progress ....................................       80,276       38,584
                                                                     ----------   ----------
                                                                      2,697,946    2,661,206
                                                                     ----------   ----------

POWER PURCHASE CONTRACT ..........................................       48,185       82,231
                                                                     ----------   ----------

CURRENT ASSETS
Cash and cash equivalents ........................................       20,020        9,677
Receivables, less reserves of $627 and $102, respectively ........      119,740      422,661
Inventories ......................................................       83,339       69,130
Prepaid taxes ....................................................       23,956       22,889
Other ............................................................       10,962        9,789
                                                                     ----------   ----------
                                                                        258,017      534,146
                                                                     ----------   ----------

INVESTMENTS AND NONREGULATED PROPERTY, NET .......................      272,230      256,053
REGULATORY ASSETS ................................................      221,120      240,934
OTHER ASSETS .....................................................       80,394       48,996
                                                                     ----------   ----------

TOTAL ASSETS .....................................................   $3,577,892   $3,823,566
                                                                     ==========   ==========

CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common shareholder's equity ......................................   $1,219,057   $1,161,968
MidAmerican Energy preferred securities, not subject to mandatory
  redemption .....................................................       31,759       31,759
Preferred securities, subject to mandatory redemption:
  MidAmerican Energy preferred securities ........................       26,680       50,000
  MidAmerican Energy-obligated preferred securities of subsidiary trust holding solely MidAmerican Energy junior subordinated
    debentures ...................................................      100,000      100,000
Long-term debt (excluding current portion) .......................      656,740      820,082
                                                                     ----------   ----------
                                                                      2,034,236    2,163,809
                                                                     ----------   ----------
CURRENT LIABILITIES
Notes payable ....................................................       89,350       81,600
Current portion of long-term debt ................................      163,854      101,600
Current portion of power purchase contract .......................       17,398       16,554
Accounts payable .................................................      171,535      308,784
Taxes accrued ....................................................       54,175      124,493
Interest accrued .................................................       11,709       12,016
Other ............................................................       43,184       34,667
                                                                     ----------   ----------
                                                                        551,205      679,714
                                                                     ----------   ----------
OTHER LIABILITIES
Power purchase contract ..........................................        8,469       35,728
Deferred income taxes ............................................      513,978      540,608
Investment tax credit ............................................       61,292       66,209
Quad Cities Station decommissioning ..............................      158,349      153,100
Regulatory liabilities ...........................................       62,378        9,787
Other ............................................................      187,985      174,611
                                                                     ----------   ----------
                                                                        992,451      980,043
                                                                     ----------   ----------

TOTAL CAPITALIZATION AND LIABILITIES .............................   $3,577,892   $3,823,566
                                                                     ==========   ==========


        The accompanying notes are an integral part of these statements.

                           MIDAMERICAN ENERGY COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                       YEARS ENDED DECEMBER 31,
                                                                  -----------------------------------
                                                                    2001         2000         1999
                                                                  ---------    ---------    ---------

NET CASH FLOWS FROM OPERATING ACTIVITIES
Net income ....................................................   $ 152,778    $ 165,456    $ 127,331
Adjustments to reconcile net income to net cash provided:
  Depreciation and amortization ...............................     251,099      197,438      190,112
  Deferred income taxes and investment tax credit, net ........     (32,550)     (27,743)     (37,067)
  Amortization of other assets ................................      44,963       48,650       61,036
  Net change in accrued customer rate credits .................     (21,531)       6,724       13,559
  Cash inflows (outflows) of accounts receivable securitization     (26,000)      12,877       (2,877)
  Impact of changes in working capital ........................     113,115      (39,507)     (16,688)
  Other .......................................................      (5,392)      (4,468)      (5,377)
                                                                  ---------    ---------    ---------
    Net cash provided .........................................     476,482      359,427      330,029
                                                                  ---------    ---------    ---------

NET CASH FLOWS FROM INVESTING ACTIVITIES
Utility construction expenditures .............................    (250,073)    (215,727)    (203,575)
Quad Cities Station decommissioning trust fund ................      (8,299)      (8,302)     (10,370)
Nonregulated capital expenditures .............................      (2,221)      (1,075)        (540)
Other investing activities, net ...............................       6,168        1,411      (10,968)
                                                                  ---------    ---------    ---------
  Net cash used ...............................................    (254,425)    (223,693)    (225,453)
                                                                  ---------    ---------    ---------

NET CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid ................................................     (94,544)     (58,955)     (41,661)
Issuance of long-term debt, net of issuance cost ..............          --      160,992           --
Retirement of long-term debt, including reacquisition cost ....    (101,600)    (110,861)     (60,897)
Reacquisition of preferred shares .............................     (23,320)          --           --
Net increase (decrease) in notes payable ......................       7,750     (122,400)      (2,221)
                                                                  ---------    ---------    ---------
  Net cash used ...............................................    (211,714)    (131,224)    (104,779)
                                                                  ---------    ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..........      10,343        4,510         (203)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ................       9,677        5,167        5,370
                                                                  ---------    ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR ......................   $  20,020    $   9,677    $   5,167
                                                                  =========    =========    =========

ADDITIONAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized .....................   $  61,344    $  63,420    $  69,412
                                                                  =========    =========    =========
Income taxes paid .............................................   $ 217,140    $ 133,176    $  96,711
                                                                  =========    =========    =========


        The accompanying notes are an integral part of these statements.

                           MIDAMERICAN ENERGY COMPANY
                    CONSOLIDATED STATEMENTS OF CAPITALIZATION
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                       AS OF DECEMBER 31,
                                                                          --------------------------------------------
                                                                                  2001                    2000
                                                                          -------------------     --------------------
COMMON SHAREHOLDER'S EQUITY
Common shares, no par; 350,000,000 shares authorized;
  70,980,203 shares outstanding......................................     $   560,798             $   560,563
Retained earnings....................................................         662,027                 603,793
Accumulated other comprehensive (income) loss, net:
  Unrealized gain on cash flow hedges................................           3,467                       -
  Minimum pension liability adjustment...............................          (7,235)                 (2,388)
                                                                          -----------             -----------
                                                                            1,219,057   59.9%       1,161,968    53.7%
                                                                          -----------   -----     -----------    -----
PREFERRED SECURITIES (100,000,000 SHARES AUTHORIZED)
Cumulative shares outstanding; not subject to mandatory redemption:
  $3.30 Series, 49,451 shares........................................           4,945                   4,945
  $3.75 Series, 38,305 shares........................................           3,831                   3,831
  $3.90 Series, 32,630 shares........................................           3,263                   3,263
  $4.20 Series, 47,362 shares........................................           4,736                   4,736
  $4.35 Series, 49,945 shares........................................           4,994                   4,994
  $4.40 Series, 50,000 shares........................................           5,000                   5,000
  $4.80 Series, 49,898 shares........................................           4,990                   4,990
                                                                          -----------             -----------
                                                                               31,759    1.6%          31,759     1.5%
                                                                          -----------   -----     -----------    ----
Cumulative shares outstanding; subject to mandatory redemption:
  $5.25 Series, zero and 100,000 shares, respectively................               -                  10,000
  $7.80 Series, 266,800 and 400,000 shares, respectively.............          26,680                  40,000
                                                                          -----------             -----------
                                                                               26,680    1.3%          50,000     2.3%
                                                                          -----------   -----     -----------    -----
MIDAMERICAN ENERGY-OBLIGATED PREFERRED SECURITIES
MidAmerican Energy-obligated mandatorily redeemable cumulative preferred securities of subsidiary trust holding solely
  MidAmerican Energy junior subordinated debentures:
       7.98% series, 4,000,000 shares outstanding....................         100,000    4.9%         100,000     4.6%
                                                                          -----------   -----     -----------    -----

LONG-TERM DEBT
Mortgage bonds:
  7.125% Series, due 2003............................................         100,000                 100,000
  7.70% Series, due 2004.............................................          55,630                  55,630
  7% Series, due 2005................................................          90,500                  90,500
  7.375% Series, due 2008............................................          75,000                  75,000
  7.45% Series, due 2023.............................................           6,940                   6,940
  6.95% Series, due 2025.............................................          12,500                  12,500
Pollution control revenue obligations:
  5.75% Series, due periodically through 2003........................           4,320                   5,760
  6.7 % Series due 2003..............................................           1,000                   1,000
  6.1% Series due 2007...............................................           1,000                   1,000
  5.95% Series, due 2023 (secured by general mortgage bonds).........          29,030                  29,030


        The accompanying notes are an integral part of these statements.

                           MIDAMERICAN ENERGY COMPANY
              CONSOLIDATED STATEMENTS OF CAPITALIZATION (CONTINUED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                     AS OF DECEMBER 31,
                                                                         -------------------------------------------
                                                                            2001                    2000
                                                                         ----------              ----------
LONG-TERM DEBT (CONTINUED)
  Variable rate series -
    Due 2016 and 2017, 1.77% and 4.56%, respectively...............      $   37,600              $   37,600
    Due 2023 (secured by general mortgage bond)
      1.77% and 4.56%, respectively................................          28,295                  28,295
    Due 2023, 1.77% and 4.56%, respectively........................           6,850                   6,850
    Due 2024, 1.77% and 4.56%, respectively........................          34,900                  34,900
    Due 2025, 1.77% and 4.56%, respectively........................          12,750                  12,750
Notes:
  8.75% Series, due 2002...........................................               -                     240
  7.375% Series, due 2002..........................................               -                 162,000
  6.375% Series, due 2006..........................................         160,000                 160,000
Obligation under capital lease.....................................           1,364                   1,538
Unamortized debt premium and discount, net.........................            (939)                 (1,451)
                                                                         ----------              ----------
                                                                            656,740   32.3%         820,082    37.9%
                                                                         ----------  ------      ----------   ------

TOTAL CAPITALIZATION.................................................    $2,034,236  100.0%      $2,163,809   100.0%
                                                                         ==========  ======      ==========   ======


                           MIDAMERICAN ENERGY COMPANY
                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                 (IN THOUSANDS)

                                                                                YEARS ENDED DECEMBER 31,
                                                                         ---------------------------------------
                                                                           2001           2000            1999
                                                                         ---------      ---------      ---------

BEGINNING OF YEAR.................................................       $ 603,793      $ 497,292      $ 411,622
                                                                         ---------      ---------      ---------

NET INCOME........................................................         152,778        165,456        127,331
                                                                         ---------      ---------      ---------

DEDUCT:
Loss on reacquisition of preferred shares.........................             235              -              -
Dividends declared on preferred shares............................           4,309          4,955          4,955
Dividends declared on common shares...............................          90,000         54,000         36,706
                                                                         ---------      ---------      ---------
                                                                            94,544         58,955         41,661
                                                                         ---------      ---------      ---------

END OF YEAR.......................................................       $ 662,027      $ 603,793      $ 497,292
                                                                         =========      =========      =========


        The accompanying notes are an integral part of these statements.

                           MIDAMERICAN ENERGY COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     (A) COMPANY STRUCTURE:

     MidAmerican Energy Company is a public utility with electric and natural gas operations and is the principal subsidiary of MHC Inc. MHC has the following nonregulated subsidiaries: MidAmerican Capital Company, MidAmerican Services Company, Midwest Capital Group, Inc. and MEC Construction Services Co. MHC is a wholly owned subsidiary of MidAmerican Funding, LLC, whose sole member is MidAmerican Energy Holdings Company.

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

     (B) CONSOLIDATION POLICY AND PREPARATION OF FINANCIAL STATEMENTS:

     The accompanying Consolidated Financial Statements include MidAmerican Energy and subsidiaries under its control. All significant intercompany transactions have been eliminated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Certain classifications of amounts for 2001 are different than that of prior years. Accordingly, historical amounts have been reclassified.

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

     A possible consequence of deregulation in the utility industry is that Statement of Financial Accounting Standards (SFAS) No. 71 may no longer apply.
SFAS No. 71 sets forth accounting principles for operations that are regulated and meet the stated criteria. For operations that meet the criteria, SFAS No. 71 allows, among other things, the deferral of expense or income that would otherwise be recognized when incurred. MidAmerican Energy's electric and gas utility operations currently meet the criteria of SFAS No. 71, but its applicability is periodically reexamined. If portions of its utility operations no longer meet the criteria of SFAS No. 71, MidAmerican Energy could be required to write off the related regulatory assets and liabilities from its balance sheet, and thus, a material adjustment to earnings in that period could result if regulatory assets are not recovered in transition provisions of any deregulation legislation. The following regulatory assets represent costs that are expected to be recovered in future charges to utility customers. The regulatory liabilities represent income to be recognized or returned to customers in future periods.


                                            Weighted Average
                                             Future Recovery     As of December 31,
                                                 Period           2001        2000
                                            ----------------    --------    --------
                                                                   (In thousands)
     Regulatory Assets
     -----------------

     Deferred income taxes, net ..........      13 years        $145,271    $143,287
     Debt refinancing costs ..............       5 years          24,252      29,416
     Environmental costs .................      10 years          21,878      24,001
     Energy efficiency costs .............            --             200      22,846
     Nuclear generation assets ...........       4 years          10,284      14,675
     Enrichment facilities decommissioning       4 years           1,687       1,930
     Other ...............................       Various          17,548       4,779
                                                                --------    --------
          Total ..........................                      $221,120    $240,934
                                                                ========    ========

     Regulatory Liabilities
     ----------------------

     Environmental insurance recovery ....      10 years        $  8,850    $  9,787
     Iowa electric settlement reserve ....       5 years          47,125          --
     Energy efficiency ...................       4 years           3,883          --
     Coal contracts ......................        1 year           2,520          --
                                                                --------    --------
                                                                $ 62,378    $  9,787
                                                                ========    ========

     A return is generally not earned on the regulatory assets in setting rates due to the fact that a cash outlay was not required for amounts listed as income taxes, environmental costs and enrichment facilities decommissioning. The amortization of the assets is recoverable over periods shown above.

     For a discussion of the Iowa electric settlement reserve, refer to Note (7)
- Rate Matters.

     (D) REVENUE RECOGNITION:

     Revenues are recorded as services are rendered to customers. MidAmerican Energy records unbilled revenues representing the estimated amount customers will be billed for services rendered between the meter-reading dates in a particular month and the end of that month. Accrued unbilled revenues were $16.6 million and $191.8 million at December 31, 2001 and 2000, respectively, and are included in Receivables on the Consolidated Balance Sheets.

     Electric operating revenues for 2000 and 1999 include provisions for rate refunds related to a revenue sharing arrangement in Iowa that terminated December 31, 2000. The provisions reduced revenues for 2000 and 1999 by $21.6 million and $16.5 million, respectively. Under the current revenue sharing arrangement in Iowa, the provision related to revenue sharing is charged to depreciation expense. Refer to Note (7) - Rate Matters for further discussion.

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

     (E) DEPRECIATION AND AMORTIZATION:

     MidAmerican Energy's provisions for depreciation and amortization for its utility operations are based on straight-line composite rates. The average depreciation and amortization rates for the years ended December 31 were as follows:

                    2001     2000     1999
                    ----     ----     ----

     Electric       4.2%     4.0%     4.0%
     Gas ....       3.5%     3.5%     3.5%

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

     Depreciation and amortization expense for 2001 includes a $47.1 million regulatory charge pursuant to the terms of an electric rate settlement in Iowa. Refer to Note (7)-Rate Matters for a discussion of the settlement.

     An allowance for the estimated annual decommissioning costs of the Quad Cities Generating Station equal to the level of funding is included in depreciation expense. See Note 4(e) for additional information regarding decommissioning costs.

     (F) INVESTMENTS AND NONREGULATED PROPERTY, NET:

     Investments and Nonregulated Property, Net includes the following amounts as of December 31 (in thousands):

                                                             2001       2000
                                                           --------   --------

     Nuclear decommissioning trust fund.................   $158,349   $153,100
     Corporate-owned life insurance ...                      85,958     77,029
     Coal transportation property, net of accumulated
       depreciation of $1,396 and $1,097, respectively.. 10,523 10,824 Other, net of accumulated depreciation of $1,087
       and $602, respectively...........................     17,400     15,100
                                                           --------   --------
         Total .........................................   $272,230   $256,053
                                                           ========   ========

     Investments held by the nuclear decommissioning trust fund for the Quad Cities Station units are classified as available-for-sale and are reported at fair value with net unrealized gains and losses reported as adjustments to the accumulated provision for nuclear decommissioning, which is reflected in Other Liabilities - Quad Cities Station Decommissioning on the Consolidated Balance Sheets. Funds are invested in accordance with applicable federal investment guidelines and are restricted for use as reimbursement for costs of decommissioning MidAmerican Energy's Quad Cities Station. The investment in corporate-owned life insurance represents the cash value of life insurance policies on certain key executives and other related investments.

     (G) CONSOLIDATED STATEMENTS OF CASH FLOWS:

     MidAmerican Energy considers all cash and highly liquid debt instruments purchased with a remaining maturity of three months or less to be cash and cash equivalents for purposes of the Consolidated Statements of Cash Flows.

     Net cash provided (used) from changes in working capital was as follows (in thousands):

                                    2001          2000          1999
                                  ---------     ---------     ---------

     Receivables .............    $ 328,921     $(244,552)    $ (19,345)
     Inventories .............      (14,209)       11,519        12,096
     Prepaid taxes ...........       (1,067)           --            --
     Other current assets ....       (1,173)          566        (1,118)
     Accounts payable ........     (137,249)      177,598       (28,234)
     Taxes accrued ...........      (70,318)       11,830        21,637
     Interest accrued ........         (307)         (909)         (548)
     Other current liabilities        8,517         4,441        (1,176)
                                  ---------     ---------     ---------
       Total .................    $ 113,115     $ (39,507)    $ (16,688)
                                  =========     =========     =========

     (H) ACCOUNTING FOR LONG-TERM POWER PURCHASE CONTRACT:

     Under a long-term power purchase contract with Nebraska Public Power District, expiring in 2004, MidAmerican Energy purchases one-half of the output of the Cooper Nuclear Station, a 776-megawatt nuclear power plant, based on the maximum capability rating for the November 2001 through October 2002 period. The Consolidated Balance Sheets include a liability for MidAmerican Energy's fixed obligation to pay 50% of Nebraska Public Power District's Nuclear Facility Revenue Bonds and other fixed liabilities. A like amount representing MidAmerican Energy's right to purchase power is shown as an asset.

     Cooper capital improvement costs prior to 1997, including carrying costs, were deferred in accordance with then applicable rate regulation, and are being amortized and recovered in rates over either a five-year period or the remaining term of the power purchase contract. Beginning July 11, 1997, the Iowa portion of capital improvement costs is recovered currently from customers and is expensed as incurred. For jurisdictions other than Iowa, MidAmerican Energy began charging Cooper capital improvement costs to expense, as incurred in January 1997.

     The fuel cost portion of the power purchase contract is included in Cost of Fuel, Energy and Capacity on the Consolidated Statements of Income. All other costs MidAmerican Energy incurs in relation to its long-term power purchase contract with Nebraska Public Power District are included in Other Operating Expenses on the Consolidated Statements of Income.

     See Notes 4(d), 4(e), 4(f) and 4(g) for additional information regarding the power purchase contract.

     (I) ACCOUNTING FOR DERIVATIVES:

     MidAmerican Energy is exposed to market risk, including changes in the market price of certain commodities and interest rates. To manage the price volatility relating to these exposures, MidAmerican Energy enters into various financial derivative instruments. Senior management provides the overall direction, structure, conduct and control of MidAmerican Energy's risk management activities, including the use of financial derivative instruments, authorization and communication of risk management policies and procedures, strategic hedging program guidelines, appropriate market and credit risk limits, and appropriate systems for recording, monitoring and reporting the results of transactional and risk management activities.

     MidAmerican  Energy  uses  hedge  accounting  for  derivative   instruments
pertaining to its natural gas purchasing, wholesale electricity activities and financing activities.

     On January 1, 2001, MidAmerican Energy adopted SFAS Nos. 133 and 138 pertaining to the accounting for derivative instruments and hedging activities. SFAS Nos. 133/138 requires an entity to recognize all of its derivatives as either assets or liabilities in its statement of financial position and measure those instruments at fair value. If the conditions specified in SFAS Nos. 133/138 are met, those instruments may be designated as hedges. Changes in the value of hedge instruments would not impact earnings, except to the extent that the instrument is not perfectly effective as a hedge. At January 1, 2001, MidAmerican Energy recognized $21.8 million and $4.9 million of energy-related assets and liabilities, respectively, as being subject to fair value accounting pursuant to SFAS Nos. 133/138, all of which were accounted for as hedges. Due to the relative immateriality of the adoption of SFAS Nos. 133/138, a cumulative-effect presentation is not reflected in the Consolidated Statement of Income or the Consolidated Statement of Comprehensive Income for 2001.

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

     MidAmerican Energy uses natural gas derivative instruments for trading purposes pursuant to EITF 98-10 under strict value-at-risk guidelines outlined by senior management. Derivative instruments held for trading purposes are recorded at fair value and any unrealized gains or losses are reported in earnings. Trading revenues and costs are reported gross on the Consolidated Statements of Income.

     MidAmerican Energy is exposed to variations in the price of fuel for generation and the price of purchased power in its Iowa jurisdiction comprising 89% of 2001 electric operating revenues. Fuel price risk is mitigated through forward contracts. Under typical operating conditions, MidAmerican Energy has sufficient generation to supply its retail electric needs. A loss of such generation at a time of high market prices could subject MidAmerican Energy to losses on its energy sales. MidAmerican Energy uses electricity forward contracts to hedge anticipated sales of wholesale electric power.

     MidAmerican Energy and its customers are exposed to the effect of variations in weather conditions on sales and purchases, respectively, of electricity and natural gas. For the 2001-2002 heating season, MidAmerican Energy entered into several degree day swaps to offset a portion of the financial impact of those variations on MidAmerican Energy and its customers.

     MidAmerican Energy had the following financial derivative instruments for its natural gas and electric operations as of December 31:

Derivative instruments used for other than trading purposes-
------------------------------------------------------------

                                                2001                  2000
                                          ----------------      ----------------

Natural Gas Futures Contracts - NYMEX:
     Net Contract Volumes - Long (Short)   (600,000) MMBtu      1,460,000 MMBtu
     Unrealized Gain, in thousands              $40                $7,554
     Weighted Average Settlement Price       $(6.77)                $9.42

Natural Gas Swap Contracts:
     Contract Volumes - Pay Fixed          7,853,052 MMBtu      13,496,239 MMBtu
     Contract Volumes - Receive Fixed        900,000 MMBtu      10,610,741 MMBtu
     Unrealized Gain (Loss), in thousands    $(7,643)               $8,055
     Weighted Average Pay Fixed Price         $(0.97)               $0.89
     Weighted Average Receive Fixed Price      $0.04               $(0.37)

Natural Gas Options:
     Contract Volumes - Long               2,300,000 MMBtu       1,790,280 MMBtu
     Unrealized Gain (Loss), in thousands    $(1,212)                $953

Degree Day Swap Contracts:
     Contract Volumes                     20,000 $/Degree day    - $/Degree Day
     Unrealized (Loss), in thousands         $(3,486)              $ -

Electric Forward Contracts:
     Contract Volumes - (Short)              (728,800) MWh       (139,200) MWh
     Unrealized Gain (Loss), in thousands     $6,313              $(4,731)

     A $1.00 decrease in underlying natural gas prices would decrease unrealized gains on the futures contracts held at December 31, 2001, by approximately $0.6 million and would increase unrealized losses on the above swap contracts by approximately $7.0 million. A $5.00 increase in underlying electricity prices would decrease unrealized gains on the forward contracts held at December 31, 2001, by approximately $3.6 million. The weighted average maturity for all derivative instruments used for hedging purposes is under one year.

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

     For 2001, a net loss of $408,000 and a net gain of $36,000, representing the ineffectiveness of cash flow hedges, are reflected in Cost of Gas Sold and Regulated Cost of Fuel, Energy and Capacity, respectively. During the twelve months beginning January 1, 2002, it is anticipated that $3.4 million of the $3.5 million after-tax, net unrealized gains on cash flow hedges presently recorded as accumulated other comprehensive income will be realized and recorded in earnings. MidAmerican Energy has hedged a portion of its exposure to the variability of cash flows for future transactions through December 2003.

     Unrealized gains and losses on fair value hedges are recognized in income as either Nonregulated Operating Revenues or Cost of Gas Sold depending upon the nature of the item being hedged. Purchase and sales commitments hedged by fair value hedges are recorded at fair value, with the changes in values also recognized in income and substantially offsetting the impact of the hedges on earnings. For 2001, a net pre-tax gain of $18,000, representing the ineffectiveness of fair value hedges, is included in Nonregulated Operating Revenues.

Derivative instruments used for trading purposes -
--------------------------------------------------

                                                  2001                2000
                                             ---------------     --------------
Natural Gas Futures Contracts - NYMEX:
     Net Contract Volumes - Long (Short)       120,000 MMBtu     (20,000) MMBtu
     Unrealized (Loss), in thousands             $(224)             $(79)
     Weighted Average Settlement Price           $1.69           $(15.92)

Natural Gas Swap Contracts:
     Contract Volumes - Pay Fixed           17,519,581 MMBtu     1,000,000 MMBtu
     Contract Volumes - Receive Fixed       17,850,372 MMBtu     1,010,000 MMBtu
     Unrealized Gain (Loss), in thousands       $2,045             $(261)
     Weighted Average Pay Fixed Price           $(0.99)            $0.92
     Weighted Average Receive Fixed Price        $1.09            $(1.17)

     A change in underlying natural gas prices would not materially affect unrealized losses on the above future and swap contracts.

     Interest Rate Risk -

     At December 31, 2001, MidAmerican Energy had fixed-rate long-term debt and mandatorily redeemable preferred securities and preferred securities of subsidiary trust totaling $826 million with a fair value of $850 million. These instruments are fixed-rate and therefore do not expose MidAmerican Energy to the risk of earnings loss due to changes in market interest rates. However, the fair value of these instruments would decrease by approximately $24 million if interest rates were to increase by 10% from their levels at December 31, 2001. In general, such a decrease in fair value would impact earnings and cash flows only if MidAmerican Energy were to reacquire all or a portion of these instruments prior to their maturity.

     At December 31, 2001, MidAmerican Energy had long-term floating rate obligations totaling $120 million and short-term floating rate obligations totaling $89 million which expose MidAmerican Energy to risk of increased interest expense in the event of increases in short-term interest rates. This market risk is not hedged. The carrying value of the long-term and short-term floating rate obligations at December 31, 2001, approximated fair value. If the floating interest rates were to increase by 10% from December 31, 2001, levels, MidAmerican Energy's interest expense for the floating rate obligations would increase by approximately $0.4 million annually based on December 31, 2001, principal balances.
                                      -51-

     MidAmerican   Energy   has   entered   into  a   two-year,   $162   million
fixed-to-floating interest rate swap agreement in conjunction with its $162 million, 7.375% series of medium-term notes due August 1, 2002. The floating rate of the swap is based on a three-month LIBOR rate. As of December 31, 2001, the fair value of this swap was $9.1 million.

(2)  LONG-TERM DEBT:

     MidAmerican Energy's sinking fund requirements and maturities of long-term debt for 2002 through 2006 are $164 million, $106 million, $56 million, $91 million and $160 million, respectively.

     MidAmerican Energy's Variable Rate Pollution Control Revenue Obligations bear interest at rates that are periodically established through remarketing of the bonds in the short-term tax-exempt market. MidAmerican Energy, at its option, may change the mode of interest calculation for these bonds by selecting from among several alternative floating or fixed rate modes. The interest rates shown in the Consolidated Statements of Capitalization are the weighted average interest rates as of December 31, 2001 and 2000. MidAmerican Energy maintains revolving credit facility agreements or renewable lines of credit to provide liquidity for holders of these issues.

     Substantially all of the former Iowa-Illinois Gas and Electric Company, a predecessor company, utility property and franchises and substantially all of the former Midwest Power Systems Inc., a predecessor company, electric utility property in Iowa, or approximately 79% of gross utility property, is pledged to secure mortgage bonds.

(3)  JOINTLY OWNED UTILITY PLANT:

     Under joint plant ownership agreements with other utilities, MidAmerican Energy had undivided interests at December 31, 2001, in jointly owned generating plants as shown in the table below.

     The dollar amounts below represent MidAmerican Energy's share in each jointly owned unit. Each participant has provided financing for its share of each unit. Operating Expenses on the Consolidated Statements of Income include MidAmerican Energy's share of the expenses of these units (dollars in millions).

                                    Nuclear                      Coal fired
                                  -----------   ------------------------------------------
                                                       Council
                                  Quad Cities   Neal    Bluffs    Neal    Ottumwa   Louisa
                                     Units      Unit     Unit     Unit     Unit      Unit
                                   No. 1 & 2    No. 3   No. 3    No. 4     No. 1     No. 1
                                  -----------   -----   ------   ------   -------   ------
     In service date............    1972        1975     1978     1979     1981      1983
     Utility plant in service...    $227        $143     $295     $175     $210      $539
     Accumulated depreciation...    $103        $ 95     $199     $112     $127      $303
     Unit capacity-MW (100%)....   1,541         515      675      644      715       700
     Percent ownership..........    25.0%       72.0%    79.1%    40.6%    52.0%     88.0%

(4)  COMMITMENTS AND CONTINGENCIES:

     (A)  CAPITAL EXPENDITURES:

     MidAmerican Energy's construction expenditures for 2002 are estimated to be $332 million, including $116 million for the recently announced Greater Des Moines Energy Center, a 540-megawatt natural gas-fired combined cycle unit.

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

     MidAmerican Energy estimates the range of possible costs for investigation, remediation and monitoring for the sites discussed above to be $22 million to $68 million. MidAmerican Energy's estimate of the probable cost for these sites as of December 31, 2001 was $22 million. The estimate consists of $2 million for investigation costs, $7 million for remediation costs, $11 million for ground water treatment and monitoring costs and $2 million for closure and administrative costs. This estimate has been recorded as a liability and a regulatory asset for future recovery. MidAmerican Energy projects that these amounts will be paid or incurred over the next 10 years.

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

     The Illinois Commerce Commission has approved the use of a tariff rider that permits recovery of the actual costs of litigation, investigation and remediation relating to former manufactured gas plant sites. MidAmerican Energy's present rates in Iowa provide for a fixed annual recovery of manufactured gas plant costs.

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

     (C)  AIR QUALITY:

     Essentially all of MidAmerican Energy's generating units are subject to the Clean Air Acts Amendments of 1990. Currently, MidAmerican Energy's generating units meet all requirements under Title IV of the Clean Air Act Amendments of 1990, which sets forth requirements for the emission of sulfur dioxide and nitrogen oxides at electric utility generating stations.

     In July 1997, the Environmental Protection Agency adopted revisions to the National Ambient Air Quality Standards for ozone and a new standard for fine particulate matter. Based on data to be obtained from monitors located throughout each state, the Environmental Protection Agency will determine which states have areas that do not meet the air quality standards (i.e., areas that are classified as nonattainment). The standards were subjected to legal proceedings, and in February 2001, the United States Supreme Court upheld the constitutionality of the standards, though remanding the issue of implementation of the ozone standard to the Environmental Protection Agency. The Environmental Protection Agency is moving forward with analyzing existing monitored data and determining attainment status.

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

     (D)  LONG-TERM POWER PURCHASE CONTRACT:

     Payments to the Nebraska Public Power District cover one-half of the fixed and operating costs of Cooper (excluding depreciation but including debt service) and MidAmerican Energy's share of nuclear fuel cost (including DOE disposal fees) based on energy delivered. The debt service portion is approximately $1.5 million per month for 2002 and is not contingent upon the plant being in service. In addition, prior to December 2000, MidAmerican Energy contributed toward payment of one-half of Cooper's projected decommissioning costs based on an assumed September 2004 shutdown of Cooper.

     The debt amortization and Department of Energy enrichment plant decontamination and decommissioning component of MidAmerican Energy's payments to the Nebraska Public Power District were $16.6 million, $15.8 million and $15.1 million and the net interest component, which is included in Other Operating Expenses in the Consolidated Statements of Income, was $1.5 million, $1.6 million and $2.5 million each for the years 2001, 2000 and 1999, respectively.

     MidAmerican Energy's payments for the debt principal portion of the power purchase contract obligation and the Department of Energy enrichment plant decontamination and decommissioning payments are $17.4 million, $8.5 million and zero for 2002 through 2004, respectively.

     (E)  NUCLEAR DECOMMISSIONING COSTS:

     Expected decommissioning costs for Quad Cities Station and Cooper have been developed based on site-specific decommissioning studies that include decontamination, dismantling, site restoration, dry fuel storage cost and assumed shutdown dates. In Illinois, Cooper nuclear decommissioning costs are recovered through a rate rider on customer billings that permits annual adjustments. Quad Cities Station and Cooper decommissioning costs are reflected as base rates in Iowa tariffs.

     MidAmerican Energy's share of expected decommissioning costs for Quad Cities Station, in 2001 dollars, is $278 million. MidAmerican Energy has established external trusts for the investment of funds for decommissioning the Quad Cities Station. The total accrued balance as of December 31, 2001, was $158.3 million and is included in Other Liabilities - Quad Cities Station Decommissioning, and a like amount is reflected in Investments and Nonregulated Property, Net and represents the fair value of the assets held in the trusts.

     MidAmerican Energy's depreciation expense included costs for Quad Cities Station nuclear decommissioning of $8.3 million, $8.3 million, and $10.4 million for 2001, 2000 and 1999, respectively. The provision charged to depreciation expense is equal to the funding that is being collected in rates. The decommissioning funding component of MidAmerican Energy's Illinois and Iowa tariffs assumes decommissioning costs, related to the Quad Cities Station, will escalate at an annual rate of 4.5% and the assumed annual return on funds in the trust is 6.9%. Realized income (loss), net of investment fees, on the assets in the trust fund was $(0.6) million, $1.9 million and $1.9 million for 2001, 2000 and 1999, respectively.

     MidAmerican Energy's contributions toward payment of Cooper's projected decommissioning costs have been based on the Nebraska Public Power District decommissioning funding plan for Cooper. Total expected decommissioning costs for Cooper, in 2001 dollars, are $577 million. For purposes of developing a decommissioning funding plan for Cooper, the Nebraska Public Power District assumes that decommissioning costs will escalate at an annual rate of 4.0%. Although Cooper's operating license expires in 2014, the funding plan assumes decommissioning will start in 2004, the anticipated plant shutdown date.

     As of December 31, 2001, funds set aside in the internal and external accounts for Cooper decommissioning that are maintained by the Nebraska Public Power District totaled $291.3 million. In addition, the funding plan for Cooper also assumes various funds and reserves currently held to satisfy the Nebraska Public Power District bond resolution requirements will be available for plant decommissioning, which is to begin with the assumed plant shutdown in September 2004. The funding schedule assumes a long-term return on funds in the trust of 6.75% annually. Certain funds will be required to be invested on a short-term basis when decommissioning begins and are assumed to earn at a rate of 4.0% annually. Earnings from the internal account and external trust fund, which are recognized by the Nebraska Public Power District as the owner of the plant, are tax exempt and serve to reduce future funding requirements.

     Beginning in December 2000, MidAmerican Energy ceased contributing to the accounts maintained by the Nebraska Public Power District and began contributing funds to a separate MidAmerican Energy bank account based on the Nebraska Public Power District decommissioning funding plan for Cooper. A liability equal to the amount of funds contributed, plus the earnings on those funds, is reflected in Other Liabilities on the Consolidated Balance Sheets. MidAmerican Energy records expense equal to the funds contributed to the separate account, plus investment manager fees paid to the Nebraska Public Power District for funds in the accounts they maintain. MidAmerican Energy's expense for Cooper decommissioning was $11.6 million, $11.5 million and $11.3 million for the years 2001, 2000 and 1999, respectively, and is included in Other Operating Expenses in the Consolidated Statements of Income.

     MidAmerican Energy is currently involved in litigation with Nebraska Public Power District in part related to the determination of MidAmerican Energy's obligation, if any, for costs of decommissioning Cooper. Refer to Note (4)(g) for a discussion of the proceedings.

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

     The property coverage provides for property damage, stabilization and decontamination of the facility, disposal of the decontaminated material and premature decommissioning. For Quad Cities Station, Exelon Generation purchases primary and excess property insurance protection for the combined interests in Quad Cities Station, with coverage limits totaling $2.1 billion. For Cooper, MidAmerican Energy and the Nebraska Public Power District separately purchase primary and excess property insurance protection for their respective obligations, with coverage limits of $1.375 billion each. This structure provides that both MidAmerican Energy and the Nebraska Public Power District are covered for their respective 50% obligation in the event of a loss totaling up to $2.75 billion. MidAmerican Energy also directly purchases extra expense/business interruption coverage for its share of replacement power and/or other extra expenses in the event of a covered accidental outage at Cooper or Quad Cities Station. The coverages purchased directly by MidAmerican Energy, and the property coverages purchased by Exelon Generation, which includes the interests of MidAmerican Energy, are underwritten by an industry mutual insurance company and contain provisions for retrospective premium assessments should two or more full policy-limit losses occur in one policy year. Currently, the maximum retrospective amounts that could be assessed against MidAmerican Energy from industry mutual policies for its obligations associated with Cooper and Quad Cities Station combined, total $20.5 million.

     The master nuclear worker liability coverage, which is purchased by the Nebraska Public Power District and Exelon Generation for Cooper and Quad Cities Station, respectively, is an industry-wide guaranteed-cost policy with an aggregate limit of $200 million for the nuclear industry as a whole, which is in effect to cover tort claims in nuclear-related industries.

     (G)  COOPER LITIGATION:

     On July 23, 1997, the Nebraska Public Power District filed a complaint, in the United States District Court for the District of Nebraska, naming MidAmerican Energy as the defendant and seeking declaratory judgment as to three issues under the parties' long-term power purchase agreement for Cooper capacity and energy. More specifically, the Nebraska Public Power District sought a declaratory judgment in the following respects:

     (1) that MidAmerican Energy is obligated to pay 50% of all costs and expenses associated with decommissioning Cooper, and that in the event the Nebraska Public Power District continues to operate Cooper after expiration of the power purchase agreement (September 2004), MidAmerican Energy is not entitled to reimbursement of any decommissioning funds it has paid to date or will pay in the future;

     (2) that the current method of allocating transition costs as a part of the decommissioning cost is proper under the power purchase agreement; and

     (3) that the current method of investing decommissioning funds is proper under the power purchase agreement.

     MidAmerican Energy filed its answer and counterclaims. The counterclaims filed by MidAmerican Energy are generally as follows:

     (1) that MidAmerican Energy has no duty under the power purchase agreement to reimburse or pay 50% of the decommissioning costs unless conditions to reimbursement occur;

     (2)  that the term "monthly  power costs" as defined in the power  purchase
          agreement  does  not  include  costs  and  expenses   associated  with
          decommissioning the plant;

     (3) that the Nebraska Public Power District violated MidAmerican Energy's directions for application of payments;

     (4) that transition costs are not included in any decommissioning costs and are not any kind of costs that MidAmerican Energy is obligated to pay;

     (5) that the Nebraska Public Power District has the duty to repay all amounts that MidAmerican Energy has prefunded for decommissioning in the event the Nebraska Public Power District operates the plant after the term of the power purchase agreement;

     (6) that the Nebraska Public Power District is equitably estopped from continuing to operate the plant after the term of the power purchase agreement so long as the Nebraska Public Power District does not repay all amounts MidAmerican Energy has prefunded for estimated decommissioning costs together with other amounts in certain funds and accounts and for so long as the Nebraska Public Power District fails to provide MidAmerican Energy with certain requested accountings and information;

     (7) that certain funds, accounts, and reserves are excessive and are required to be paid to MidAmerican Energy or credited to MidAmerican Energy's pre-2004 monthly power costs;

     (8) that MidAmerican Energy has no duty to pay for nuclear fuel, operations and maintenance projects or capital improvements that have useful lives after the term of the power purchase agreement;

     (9) that the Nebraska Public Power District has mismanaged the plant in numerous described transactions resulting in damage to MidAmerican Energy;

     (10) that the Nebraska Public Power District has breached its contractual and other duties to MidAmerican Energy by not joining certain litigation and by failing to credit or agree to credit MidAmerican Energy with any recovery for low-level radioactive waste; and

     (11) that the Nebraska Public Power District has breached its duty to MidAmerican Energy in making investments of decommissioning funds;

     On October 6, 1999, the court rendered summary judgment for the Nebraska Public Power District on the above-mentioned issue concerning liability for decommissioning (issue one in the first paragraph above) and the related counterclaims filed by MidAmerican Energy (issues one and two in the second paragraph above). The court referred all remaining issues in the case to mediation, and cancelled the November 1999 trial date.

     MidAmerican Energy appealed the court's summary judgment ruling. On December 12, 2000, the United States Court of Appeals for the Eighth Circuit reversed the ruling of the district court and granted summary judgment in favor of MidAmerican Energy on issues one and two in the second paragraph above, as well as issue one in the first paragraph above. Additionally, it remanded the case for trial on all other claims and counterclaims.

     Since the remand to the District Court from the Eighth Circuit Court of Appeals, the Nebraska Public Power District has been granted permission, over MidAmerican Energy's objections, to file a second amended complaint. The second amended complaint asserts that even though the Eighth Circuit Court of Appeals held that MidAmerican Energy has no liability under the power purchase agreement to reimburse or pay the Nebraska Public Power District a 50% share of decommissioning costs unless certain conditions occur, MidAmerican Energy has unconditional liability for a 50% share based on agreements other than the power purchase agreement as originally written. The Nebraska Public Power District's post-remand contentions -- all strongly disputed by MEC -- are that MidAmerican Energy has unconditional liability for a 50% share of decommissioning based on any of the following alternative theories: (i) the parties without written amendment either modified the power purchase agreement or made a separate agreement that imposes unconditional liability on MidAmerican Energy for decommissioning costs; (ii) absent unconditional liability for a 50% share of decommissioning costs, MidAmerican Energy would be unjustly enriched; (iii) MidAmerican Energy has unconditional liability for a 50% share of decommissioning costs based on promissory estoppel; or (iv) the Nebraska Public Power District is entitled to have the power purchase agreement reformed to provide that MidAmerican Energy has unconditional liability for a 50% share of decommissioning costs. In response to the Nebraska Public Power District's second amended complaint, MidAmerican Energy filed its first amended answer and third amended counterclaims containing denials, several affirmative defenses, and the counterclaims summarized above. In the course of discovery, the Nebraska Public Power District has contended that MidAmerican Energy has some responsibility for some costs of storage of spent fuel resulting from the operation of the plant during the term of the power purchase agreement. MidAmerican Energy disputes this. MidAmerican Energy recently filed a mandamus petition with Eighth Circuit Court of Appeals seeking an order of that court directing the District Court not to permit the Nebraska Public Power District to pursue the above alternative theories at trial, since the above alternative theories appear to be contrary to the December 12, 2000 Eighth Circuit Court of Appeals decision. If such relief is not granted, MidAmerican Energy will strongly dispute at trial these contentions and theories put forth by the Nebraska Public Power District. Trial in these matters has been recently rescheduled to September 9, 2002.

     (H)  FUEL, ENERGY AND OPERATING LEASE COMMITMENTS:

     MidAmerican Energy has supply and related transportation contracts for its fossil fueled generating stations. The contracts, with expiration dates ranging from 2002 to 2007, require minimum payments of $80.3 million, $70.6 million, $36.2 million, $34.0 million and $2.6 million for the years 2002 through 2006, respectively, and $2.6 million for the total of the years thereafter. MidAmerican Energy expects to supplement these coal contracts with additional contracts and spot market purchases to fulfill its future fossil fuel needs.

     MidAmerican Energy has a contract with Cordova Energy Company LLC, a subsidiary of MidAmerican Energy Holdings, to purchase electric capacity and energy from a gas-fired combined cycle generation plant. The minimum payments under the contract, which terminates in May 2004, are $18.3 million, $24.1 million and $9.4 million for 2002, 2003 and 2004, respectively. The minimum payments are based on MidAmerican Energy's 50% of the projected monthly net capacity ratings of the plant.

     MidAmerican Energy also has contracts with non-affiliated companies to purchase electric capacity. The contracts, with expiration dates ranging from 2002 to 2011, require minimum payments of $27.0 million, $30.5 million, $15.3 million, $2.9 million and $2.2 million for the years 2002 through 2006, respectively, and $11.0 million for the total of the years thereafter.

     MidAmerican Energy has various natural gas supply and transportation contracts for its gas operations. The minimum commitments under these contracts are $56.6 million, $41.3 million, $13.4 million, $13.2 million and $13.0 million for the years 2002 through 2006, respectively, and $26.7 million for the total of the years thereafter.

     MidAmerican Energy has non-cancellable operating leases primarily for office space and rail cars. The minimum payments under these leases are $5.5 million, $3.8 million, $1.9 million, $0.9 million and $0.3 million for the years 2002 through 2006, respectively, and $0.5 million for the total of the years thereafter.

     (I) OTHER COMMITMENTS AND CONTINGENCIES:

     MidAmerican Energy is involved in a number of other legal proceedings and claims. While management is unable to predict the ultimate outcome of these matters, it is not expected that their resolution will have a material adverse effect on the results of operations and financial condition.

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

     MidAmerican Energy currently provides certain postretirement health care and life insurance benefits for retired employees of MidAmerican Energy Holdings and its domestic subsidiaries. Under the plans, substantially all of MidAmerican Energy's employees may become eligible for these benefits if they reach retirement age while working for MidAmerican Energy. However, MidAmerican Energy retains the right to change these benefits anytime at its discretion. MidAmerican Energy expenses postretirement benefit costs on an accrual basis and includes provisions for such costs in rates.

     Net periodic pension,  supplemental  retirement and postretirement  benefit
costs  included  the  following   components  for  MidAmerican  Energy  and  the
aforementioned affiliates for the years ended December 31 (in thousands).


                                                        Pension Cost                       Postretirement Cost
                                             --------------------------------------------------------------------------
                                               2001         2000         1999         2001         2000         1999
                                             --------     --------     --------     --------     --------     ---------

Service cost ............................    $ 18,114     $ 16,256     $ 12,192     $  4,357     $  2,609     $  3,066
Interest cost ...........................      33,027       35,387       31,557       10,418        8,354        7,947
Expected return on plan assets ..........     (36,326)     (48,132)     (46,265)      (4,032)      (4,931)      (4,380)
Amortization of net transition obligation      (2,591)      (2,591)      (2,591)       4,110        4,110        4,110
Amortization of prior service cost ......       2,729        2,885        1,428          425          425          216
Amortization of prior year (gain) loss ..      (3,894)      (4,119)      (2,703)         332         (873)        (181)
Curtailment loss ........................          --           --        5,283           --           --           --
                                             --------     --------     --------     --------     --------     --------
  Net periodic (benefit) cost ...........    $ 11,059     $   (314)    $ (1,099)    $ 15,610     $  9,694     $ 10,778
                                             ========     ========     ========     ========     ========     ========

     In 2001, MidAmerican Energy was allocated $5.8 million of pension cost and $14.6 million of postretirement cost.

     The pension plan assets are in external trusts and are comprised of corporate equity securities, United States government debt, corporate bonds, and insurance contracts. The postretirement benefit plans assets are in external trusts and are comprised primarily of corporate equity securities, corporate bonds, money market investment accounts and municipal bonds.

     Although the supplemental executive retirement plan had no assets as of December 31, 2001, MidAmerican Energy has Rabbi trusts which hold corporate-owned life insurance and other investments to provide funding for the future cash requirements. Because this plan is nonqualified, the fair value of these assets is not included in the following table. The fair value of the Rabbi trust investments was $50.4 million and $44.7 million at December 31, 2001 and 2000, respectively.

     During 1999 certain participants in the supplemental executive retirement plan left MidAmerican Energy reducing the future service of active employees by 28%. As a result, a curtailment loss of $5.3 million was recognized in 1999. Additionally, termination benefits provided to the participants, totaling $3.5 million, were expensed in 1999.

     The projected benefit obligation and accumulated benefit obligation for the supplemental executive retirement plans were $91.2 million and $88.2 million, respectively, as of December 31, 2001, and $82.7 million and $77.5 million, respectively, as of December 31, 2000.

     The following table presents a reconciliation of the beginning and ending balances of the benefit obligation, fair value of plan assets and the funded status of the aforementioned plans to the net amounts recognized in the Consolidated Balance Sheets as of December 31 (dollars in thousands):

                                                                         Pension Benefits        Postretirement Benefits
                                                                     -----------------------     -----------------------
                                                                        2001          2000          2001         2000
                                                                     ---------     ---------     ---------    ---------
Reconciliation of benefit obligation:
Benefit obligation at beginning of year .........................    $ 472,349     $ 447,170     $ 131,822     $ 107,744
Service cost ....................................................       18,114        16,256         4,357         2,609
Interest cost ...................................................       33,027        35,387        10,418         8,354
Participant contributions .......................................           --            74         3,059         2,395
Plan amendments .................................................          652          (132)           --            --
Actuarial (gain) loss ...........................................       17,333         6,007        57,101        20,589
Benefits paid ...................................................      (23,267)      (32,413)      (11,840)       (9,869)
                                                                     ---------     ---------     ---------     ---------
Benefit obligation at end of year ...............................      518,208       472,349       194,917       131,822
                                                                     ---------     ---------     ---------     ---------

Reconciliation of the fair value of plan assets:
Fair value of plan assets at beginning of year ..................      555,208       605,059        75,090        72,622
Employer contributions ..........................................        4,576         4,355        16,022        10,543
Participant contributions .......................................           --            74         3,059         2,395
Actual return on plan assets ....................................      (20,627)      (21,867)       (1,202)         (601)
Benefits paid ...................................................      (23,267)      (32,413)      (11,840)       (9,869)
                                                                     ---------     ---------     ---------     ---------
Fair value of plan assets at end of year ........................      515,890       555,208        81,129        75,090
                                                                     ---------     ---------     ---------     ---------

Funded status ...................................................       (2,318)       82,859      (113,788)      (56,732)
Unrecognized net (gain) loss ....................................      (52,244)     (130,423)       63,328         1,326
Unrecognized prior service cost .................................       22,885        24,962         4,264         4,689
Unrecognized net transition obligation (asset) ..................       (5,974)       (8,566)       45,212        49,322
                                                                     ---------     ---------     ---------     ---------
Net amount recognized in the
  Consolidated Balance Sheets ...................................    $ (37,651)    $ (31,168)    $    (984)    $  (1,395)
                                                                     =========     =========     =========     =========

Amounts recognized in the Consolidated Balance Sheets consist of:
Prepaid benefit cost ............................................    $  15,381     $  16,773     $   1,493     $   1,493
Accrued benefit liability .......................................      (88,210)      (77,538)       (2,477)       (2,888)
Intangible assets ...............................................       22,796        25,510            --            --
Accumulated other comprehensive income ..........................       12,382         4,087            --            --
                                                                     ---------     ---------     ---------     ---------
Net amount recognized ...........................................    $ (37,651)    $ (31,168)    $    (984)    $  (1,395)
                                                                     =========     =========     =========     =========

                                      -61-

                                             Pension and Postretirement
                                                    Assumptions
                                             --------------------------
                                               2001     2000     1999
                                              -----    -----    -----
Assumptions used were:
Discount rate .........................       6.50%    7.00%    7.75%
Rate of increase in compensation levels       5.00%    5.00%    5.00%
Weighted average expected long-term
    rate of return on assets ..........       7.00%    9.00%    9.00%

     For purposes of calculating the postretirement benefit obligation, it is assumed health care costs for covered individuals will increase by 11.25% in 2002 and that the rate of increase thereafter will decrease to an ultimate rate of 5.25% by the year 2006.

     If the assumed health care trend rates used to measure the expected cost of benefits covered by the plans were increased by 1.0%, the total service and interest cost for 2001 would increase by $3.0 million and the postretirement benefit obligation at December 31, 2001, would increase by $30.6 million. If the assumed health care trend rates were to decrease by 1.0%, the total service and interest cost for 2001 would decrease by $2.3 million and the postretirement benefit obligation at December 31, 2001, would decrease by $24.2 million.

     MidAmerican Energy sponsors defined contribution pension plans (401(k) plans) covering substantially all employees. MidAmerican Energy's contributions vary depending on the plan but are based primarily on each participant's level of contribution and cannot exceed the maximum allowable for tax purposes. Total contributions were $7.2 million, $7.4 million and $6.2 million for 2001, 2000 and 1999, respectively.

(6)  SHORT-TERM BORROWING:

     Interim financing of working capital needs and the construction program may be obtained from the sale of commercial paper or short-term borrowing from banks. Information regarding short-term debt follows (dollars in thousands):

                                                           2001       2000
                                                          -------   --------

     Balance at year-end   .............................  $89,350   $ 81,600
     Weighted average interest rate on year-end balance.     1.9%       6.6%
     Average daily amount outstanding during the year...  $25,921   $109,213
     Weighted average interest rate on average
       daily amount outstanding during the year.........     4.7%        6.2%

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

     On March 14, 2001, the Office of the Consumer Advocate filed a petition with the Iowa Utilities Board to reduce Iowa retail electric rates by approximately $77 million annually. On June 11, 2001, MidAmerican Energy responded to that petition by filing a request with the Iowa Utilities Board to increase MidAmerican Energy's Iowa retail electric rates by $51 million annually. On December 21, 2001, the Iowa Utilities Board approved a settlement agreement that freezes the rates in effect on December 31, 2000, through December 31, 2005, and, with modifications, reinstates the revenue sharing provisions of the 1997 pricing plan settlement agreement. Under the 2001 settlement agreement, an amount equal to 50% of revenues associated with returns on equity between 12% and 14%, and 83.33% of revenues associated with returns on equity above 14%, in each year will be recorded as a regulatory liability to be used to offset a portion of the cost of future generating plant investments. An amount equal to the regulatory liability will be recorded as depreciation expense. As of December 31, 2001, MidAmerican Energy has recorded a $47.1 million regulatory liability that is reflected in Regulatory Liabilities on the Consolidated Balance Sheet.

     Under an Illinois restructuring law enacted in 1997, a sharing mechanism is in place for MidAmerican Energy's Illinois regulated retail electric operations whereby earnings above a computed threshold will be shared equally between customers and shareholders. A two-year average return on common equity greater than a two-year average benchmark will trigger an equal sharing of earnings on the excess. MidAmerican Energy's computed level of return on common equity is based on a rolling two-year average of the 30-year Treasury Bond rates plus a premium of 5.5% for 1998 and 1999 and a premium of 8.5% for 2000 through 2004. The two-year average above which sharing must occur for 2001 was 14.34%. The law allows MidAmerican Energy to mitigate the sharing of earnings above the threshold return on common equity through accelerated recovery of regulatory assets.

(8)  CONCENTRATION OF CREDIT RISK:

     MidAmerican Energy's regulated electric utility operations serve 586,000 customers in Iowa, 83,000 customers in western Illinois and 4,000 customers in southeastern South Dakota. MidAmerican Energy's regulated gas utility operations serve 512,000 customers in Iowa, 65,000 customers in western Illinois, 70,000 customers in southeastern South Dakota and 5,000 customers in northeastern Nebraska. The largest communities served by MidAmerican Energy are the Iowa and Illinois Quad-Cities; Des Moines, Sioux City, Cedar Rapids, Waterloo, Iowa City and Council Bluffs, Iowa; and Sioux Falls, South Dakota. MidAmerican Energy's utility operations grant unsecured credit to customers, substantially all of whom are local businesses and residents. As of December 31, 2001, billed receivables from MidAmerican Energy's utility customers, net of receivables sold, totaled $4.5 million. As described in Note (15), billed receivables related to utility services have been sold to a wholly owned unconsolidated subsidiary.

     MidAmerican Energy also extends unsecured credit to utility service customers, other utilities and marketers for nonregulated electric and gas transactions. Strict guidelines are established regarding the amount of unsecured credit extended to individual customers. MidAmerican Energy's credit exposure to any individual did not exceed 6% of the $47.9 million of related receivables outstanding at December 31, 2001.

(9)  PREFERRED SHARES:

     The $7.80 Series Preferred Shares have sinking fund requirements under which 66,600 shares will be redeemed at $100 per share each May 1 through May 1, 2005. MidAmerican Energy has the option to redeem at $100 per share an additional 66,600 shares through the sinking fund each May 1. Additionally, MidAmerican

Energy may redeem all of the remaining shares at $103.90 per share prior to May 1, 2003, and $101.95 per share thereafter, plus accrued dividends.

     The 7.98% Series Preferred Shares were issued by a wholly owned statutory business trust of MidAmerican Energy whose sole assets are $103.1 million of MidAmerican Energy 7.98% Series A Debentures due 2045. The preferred shares are mandatorily redeemable. Refer to Note (14) for additional information.

     During 2001, MidAmerican Energy redeemed all 100,000 shares of the $5.25 Series Preferred Shares at $100 per share and 133,200 shares of the $7.80 Series Preferred Shares at $100 per share. A combined loss of $0.2 million on the redemptions is reflected in Preferred Dividends on the Consolidated Statement of Income.

     The total outstanding cumulative preferred securities of MidAmerican Energy not subject to mandatory redemption requirements may be redeemed at the option of MidAmerican Energy at prices which, in the aggregate, total $32.6 million. The aggregate total the holders of all preferred securities outstanding at December 31, 2001, are entitled to upon involuntary bankruptcy is $158.4 million plus accrued dividends. Annual dividend requirements for all preferred securities outstanding at December 31, 2001, total $11.4 million.

(10) SEGMENT INFORMATION:

     MidAmerican Energy has identified four reportable operating segments based principally on management structure. The generation segment derives most of its revenue from the sale of regulated wholesale electricity and nonregulated wholesale and retail natural gas. The energy delivery segment derives its revenue principally from the delivery of retail electricity and natural gas, while the transmission segment obtains most of its revenue from the sale of transmission capacity. The marketing and sales segment receives its revenue principally from nonregulated sales of natural gas and electricity. Common operating costs, interest income, interest expense, income tax expense and equity in the net income or loss of investees are allocated to each segment.

     MidAmerican   Energy's  external  revenues  by  product  and  services  are displayed on the Consolidated Statements of Income.

The following tables provides information on an operating segment basis as of and for the years ended December 31 (in thousands):

                                                2001           2000            1999
                                             -----------    -----------    -----------
SEGMENT PROFIT INFORMATION
Revenues:
  External revenues -
    Generation ...........................   $   910,510    $   724,500    $   354,568
    Energy delivery ......................     1,664,462      1,694,942      1,479,193
    Transmission .........................        22,852         17,276         10,662
    Sales & marketing ....................       133,249         95,641         15,851
                                             -----------    -----------    -----------
      Total ..............................     2,731,073      2,532,359      1,860,274
                                             -----------    -----------    -----------

    Intersegment revenues -
      Generation .........................       606,164        588,862        548,633
      Energy delivery ....................            --             --             --
      Transmission .......................        55,086         58,220         71,110
      Sales & marketing ..................         2,727          2,564             --
                                             -----------    -----------    -----------
        Total ............................       663,977        649,646        619,743

    Intersegment eliminations ............      (663,977)      (649,646)      (619,743)
                                             -----------    -----------    -----------
      Consolidated .......................   $ 2,731,073    $ 2,532,359    $ 1,860,274
                                             ===========    ===========    ===========

Depreciation and amortization expense (a):
  Generation .............................   $   133,681    $    87,480    $    84,559
  Energy delivery ........................       106,496        101,295         92,572
  Transmission ...........................         8,900          8,663         13,861
  Sales & marketing ......................         2,022             --             --
                                             -----------    -----------    -----------
    Total ................................   $   251,099    $   197,438    $   190,992
                                             ===========    ===========    ===========

Interest and dividend income:
  Generation .............................   $     5,450    $     7,935    $     1,240
  Energy delivery ........................         6,727          6,695          1,451
  Transmission ...........................           822            855            349
  Sales & marketing ......................            70             14             --
                                             -----------    -----------    -----------
    Total ................................   $    13,069    $    15,499    $     3,040
                                             ===========    ===========    ===========

Fixed charges:
  Generation .............................   $    31,726    $    31,799    $    34,612
  Energy delivery ........................        42,654         44,395         43,602
  Transmission ...........................         5,401          5,630         10,362
  Sales & marketing ......................           363             14             --
                                             -----------    -----------    -----------
    Total ................................        80,144         81,838         88,576
  Preferred dividends ....................        (4,544)        (4,955)        (4,955)
                                             -----------    -----------    -----------
    Consolidated .........................   $    75,600    $    76,883    $    83,621
                                             ===========    ===========    ===========


                                                2001           2000           1999
                                             -----------    -----------    -----------
SEGMENT PROFIT INFORMATION (CONTINUED)
Income before income taxes:
  Generation .............................   $   142,637    $   120,993    $    85,263
  Energy delivery ........................        84,334        124,680        115,883
  Transmission ...........................        39,514         32,470         21,749
  Sales & marketing ......................        (5,799)        (7,181)       (12,066)
                                             -----------    -----------    -----------
    Total ................................       260,686        270,962        210,829
  Preferred dividends ....................         4,544          4,955          4,955
                                             -----------    -----------    -----------
    Consolidated .........................   $   265,230    $   275,917    $   215,784
                                             ===========    ===========    ===========

SEGMENT ASSET INFORMATION
Capital expenditures:
  Generation .............................   $    87,296    $    48,386    $    54,700
  Energy delivery ........................       159,302        120,919        119,613
  Transmission ...........................         3,733         22,189         25,592
  Sales & marketing ......................         1,963         25,308          4,210
                                             -----------    -----------    -----------
    Total ................................   $   252,294    $   216,802    $   204,115
                                             ===========    ===========    ===========

Total Assets:
  Generation .............................   $ 1,282,677    $ 1,333,253    $1,347,855
  Energy delivery ........................     2,107,598      2,226,445     1,981,431
  Transmission ...........................       226,251        247,641       358,647
  Sales & marketing ......................        51,164        113,347        26,815
                                             -----------    -----------    ----------
    Total ................................     3,667,690      3,920,686    $3,714,748
                                                                           ==========
  Reclassifications and
    intersegment eliminations (b) ........       (89,798)       (97,120)
                                             -----------    -----------
  Consolidated ...........................   $ 3,577,892    $ 3,823,566
                                             ===========    ===========

     (a) Depreciation and amortization expense above includes depreciation related to nonregulated operations, which is included in Nonregulated Operating Expense - Other on the Consolidated Statements of Income.

     (b) Reclassifications and intersegment eliminations relate principally to the reclassification of income tax balances in accordance with generally accepted accounting principles and the elimination of intersegment accounts receivables and payables.

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

     Preferred securities - Fair value of preferred securities with mandatory redemption provision is estimated based on the quoted market prices for similar issues.

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

     The following table presents the carrying amount and estimated fair value of certain financial instruments as of December 31 (in thousands):

                                                               2001                  2000
                                                       -------------------   -------------------
                                                       Carrying     Fair     Carrying     Fair
                                                        Amount      Value     Amount      Value
                                                       --------   --------   --------    -------

Financial Instruments Issued by MidAmerican Energy:
  MidAmerican Energy preferred securities; subject
    to mandatory redemption ........................   $ 26,680   $ 27,747   $ 50,000   $ 50,700
  MidAmerican Energy-obligated preferred securities;
    subject to mandatory redemption ................    100,000     99,640    100,000     98,752
  Long-term debt, including current portion ........    820,594    843,930    921,682    925,349

     The amortized cost, gross unrealized gains and losses and estimated fair value of investments held in the Quad Cities Station nuclear decommissioning trust fund at December 31 are as follows (in thousands):

                                                        2001
                                   ---------------------------------------------
                                   Amortized  Unrealized   Unrealized     Fair
                                      Cost       Gains       Losses       Value
                                   ---------  ----------   ----------   --------
     Available-for-sale:
       Equity Securities .........  $ 50,241   $ 24,444    $    (316)   $ 74,369
       Municipal Bonds ...........    27,842      1,315          (92)     29,065
       U.S. Government Securities     26,725      1,910          (19)     28,616
       Corporate Debt Securities .    18,394        808          (23)     19,179
       Cash equivalents ..........     7,120         --           --       7,120
                                    --------   --------    ---------    --------
                                    $130,322   $ 28,477    $    (450)   $158,349
                                    ========   ========    =========    ========

                                                         2000
                                    --------------------------------------------
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
                                    ========   ========    =========    ========

     At December 31, 2001, the debt securities, which include municipal bonds, U.S. Government securities and corporate securities, held in the Quad Cities Station nuclear decommissioning trust fund had the following maturities (in thousands):

                                 Available for Sale
                                Amortized     Fair
                                  Cost        Value
                                ---------    -------

     Within 1 year............   $ 2,981     $ 3,040
     1 through 5 years........    28,851      30,706
     5 through 10 years.......    10,733      11,578
     Over 10 years............    30,396      31,536

     The proceeds and gross realized gains and losses on the disposition of investments held in the Quad Cities Station nuclear decommissioning trust fund for the years ended December 31 are as follows (in thousands). For the purpose of computing realized gains and losses, the cost of investments is determined by specific identification.

                                 2001        2000        1999
                               --------    --------    --------

     Proceeds from sales ...   $ 68,333    $ 34,279    $ 24,684
     Gross realized gains ..      2,676       3,356         615
     Gross realized losses .     (7,314)     (4,515)     (2,704)

(12) INCOME TAX EXPENSE:

     Income tax expense from continuing operations includes the following for the years ended December 31 (in thousands):

                                     2001         2000         1999
                                  ---------    ---------    ---------
     Current
         Federal ..............   $ 111,674    $ 105,754    $  95,967
         State ................      33,327       32,450       29,553
                                  ---------    ---------    ---------
                                    145,001      138,204      125,520
                                  ---------    ---------    ---------
     Deferred
         Federal ..............     (23,199)     (18,174)     (25,657)
         State ................      (4,433)      (4,021)      (5,746)
                                  ---------    ---------    ---------
                                    (27,632)     (22,195)     (31,403)
                                  ---------    ---------    ---------

     Investment tax credit, net      (4,917)      (5,548)      (5,664)
                                  ---------    ---------    ---------
        Total .................   $ 112,452    $ 110,461    $  88,453
                                  =========    =========    =========

     Included in Deferred Income Taxes in the Consolidated Balance Sheets as of December 31 are deferred tax assets and deferred tax liabilities as follows (in thousands):

                                                           2001       2000
                                                         --------   --------
     Deferred tax assets related to:
         Investment tax credits ......................   $ 41,275   $ 44,846
         Pensions ....................................     27,955     17,820
         Nuclear reserves and decommissioning ........     17,898     20,690
         Revenue sharing .............................     24,769      3,742
         Accrued liabilities .........................      2,413      5,422
         Other .......................................         10      4,025
                                                         --------   --------
                                                          114,320     96,545
                                                         --------   --------

     Deferred tax liabilities related to:
         Depreciable property ........................    412,773    421,481
         Income taxes recoverable through future rates    185,222    186,427
         Energy efficiency ...........................         --      4,391
         Reacquired debt .............................      7,544     10,256
         Fuel cost recoveries ........................     20,272     14,598
         Other .......................................      2,487         --
                                                         --------   --------
                                                          628,298    637,153

     Net deferred income tax liability ...............   $513,978   $540,608
                                                         ========   ========

     The following table is a reconciliation between the effective income tax rate indicated by the Consolidated Statements of Income and the statutory federal income tax rate for the years ended December 31:

                                                    2001    2000      1999
                                                    ----    ----      ----

     Effective federal and state income tax rate     42%      40%      41%
     Amortization of investment tax credit .....      2        2        3
     State income tax, net of federal income
       tax benefit .............................     (7)      (7)      (7)
     Other .....................................     (2)      --       (2)
                                                    ---      ---      ---
     Statutory federal income tax rate .........     35%      35%      35%
                                                    ===      ===      ===

(13)   INVENTORIES:

     Inventories include the following amounts as of December 31 (in thousands):

                                                 2001      2000
                                               -------   -------
     Materials and supplies, at average cost   $24,886   $26,038
     Coal stocks, at average cost ..........    27,855    21,076
     Gas in storage, at LIFO cost ..........    27,609    18,413
     Fuel oil, at average cost .............     1,892     2,506
     Other .................................     1,097     1,097
                                               -------   -------
        Total ..............................   $83,339   $69,130
                                               =======   =======

     At December 31, 2001 prices, the current cost of gas in storage was $37.2 million.

(14) MIDAMERICAN ENERGY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF MIDAMERICAN ENERGY FINANCING I:

     In December 1996, MidAmerican Energy Financing I, a wholly owned statutory business trust of MidAmerican Energy, issued 4,000,000 shares of 7.98% Series MidAmerican Energy-obligated Mandatorily Redeemable Preferred Securities. The sole assets of MidAmerican Energy Financing are $103.1 million of MidAmerican Energy 7.98% Series A Debentures due 2045. There is a full and unconditional guarantee by MidAmerican Energy of the MidAmerican Energy Financing obligations under the Preferred Securities. MidAmerican Energy has the right to defer payments of interest on the Debentures by extending the interest payment period for up to 20 consecutive quarters. If interest payments on the Debentures are deferred, distributions on the Preferred Securities will also be deferred. During any deferral, distributions will continue to accrue with interest thereon, and MidAmerican Energy may not declare or pay any dividend or other distribution on, or redeem or purchase, any of its capital stock.

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

(15) SALE OF ACCOUNTS RECEIVABLE:

     In 1997 MidAmerican Energy entered into a revolving agreement, which expires in October 2002, to sell all of its right, title and interest in the majority of its billed accounts receivable to MidAmerican Energy Funding
Corporation, a special purpose entity established to purchase accounts receivable from MidAmerican Energy. MidAmerican Energy Funding Corporation in turn sells receivable interests to outside investors. In consideration of the sale, MidAmerican Energy received cash and a subordinated note, bearing interest at 8%, from MidAmerican Energy Funding Corporation. As of December 31, 2001, the revolving cash balance was $44 million, down $26 million from December 31, 2000, and the amount outstanding under the subordinated note was $28.7 million. The agreement is structured as a true sale under which the creditors of MidAmerican Energy Funding Corporation will be entitled to be satisfied out of the assets of MidAmerican Energy Funding Corporation prior to any value being returned to MidAmerican Energy or its creditors. Therefore, the accounts receivable sold are not reflected on the Consolidated Balance Sheets. At December 31, 2001, $71.5 million of accounts receivable, net of reserves, was sold under the agreement.

(16) AFFILIATED COMPANY TRANSACTIONS:

     The companies identified as affiliates are MidAmerican Energy Holdings and its subsidiaries. The basis for these charges is provided for in service agreements between MidAmerican Energy and its affiliates.

     MHC incurred charges which are of general benefit to all of its subsidiaries. These costs were for administrative and general salaries and expenses, outside services, director fees, pension, deferred compensation, and retirement costs, some of which originated at MidAmerican Energy. MHC reimbursed MidAmerican Energy for charges originating at MidAmerican Energy in the amount of $0.4 million, $1.9 million, and $7.7 million for 2001, 2000 and 1999, respectively. MidAmerican Energy's allocated share of these costs and those which originated at MHC was $1.0 million, $(0.3) million, and $7.7 million for 2001, 2000 and 1999, respectively.

     MidAmerican Energy was also reimbursed for charges incurred on behalf of its affiliates. The majority of these reimbursed expenses was for employee wages and benefits, insurance, building rent, computer costs, administrative services, travel expense, and general and administrative expense; including treasury, legal, shareholder relations and accounting functions. The amount of such expenses was $27.0 million, $25.8 million, and $11.7 million for 2001, 2000 and 1999, respectively.

     In 2001, MidAmerican Energy acquired a gas turbine equipment purchase contract from MidAmerican Energy Holdings for $22.0 million. MidAmerican Energy purchased a corporate jet from MidAmerican Energy Holdings for $14.5 million in 1999. MidAmerican Energy also reimbursed MidAmerican Energy Holdings in the amount of $8.8 million, $9.5 million and $5.0 million in 2001, 2000 and 1999, respectively, for its allocated share of corporate expenses.

     MidAmerican Energy leases unit trains from an affiliate for the transportation of coal to MidAmerican Energy's generating stations. Unit train costs, including maintenance, were approximately $0.1 million, $0.4 million and $1.0 million for 2001, 2000 and 1999, respectively. MidAmerican Energy purchased railcars from MidAmerican Rail Inc. in the amount of $1.4 million in 1999.

     MidAmerican Energy sold natural gas to AmGas, an affiliate, in the amount of $11.6 million, $32.0 million and $42.3 million for 2001, 2000 and 1999, respectively. In 2000 and 1999, MidAmerican Energy also purchased natural gas from AmGas. MidAmerican Energy's cost of gas related to these transactions was $1.3 million and $4.0 million for 2000 and 1999, respectively.

     MidAmerican Energy had accounts receivable from affiliates of $5.0 million and $3.7 million as of December 31, 2001 and 2000, respectively, that are included in Receivables on the Consolidated Balance Sheets. MidAmerican Energy also had accounts payable to affiliates of $1.9 million and $2.5 million as of December 31, 2001 and 2000, respectively, that are included in Accounts Payable on the Consolidated Balance Sheets.

     MidAmerican Energy has an agreement with Cordova Energy Company LLC, a subsidiary of MidAmerican Energy Holdings, to purchase electric capacity and energy from a gas-fired combined cycle generation plant which started commercial operation in June 2001. The agreement, which terminates in May 2004, provides for MidAmerican Energy to purchase up to 50% of the net capacity of the plant and to supply the fuel stock required to generate the energy purchased. MidAmerican Energy's payment for monthly capacity charges totaled $18.1 million for 2001.

(17) UNAUDITED QUARTERLY OPERATING RESULTS:

                                                      2001
                                1st Quarter 2nd Quarter  3rd Quarter 4th Quarter
                                ----------- -----------  ----------- -----------
                                                (In thousands)

Operating revenues .............. $958,786    $639,061    $580,244    $552,982
Operating income ................  114,576      76,614     113,340      29,044
Income from continuing operations   55,789      32,636      56,564       7,789
Earnings on common stock ........   54,550      31,368      55,588       6,728


                                                      2000
                                1st Quarter 2nd Quarter  3rd Quarter 4th Quarter
                                ----------- -----------  ----------- -----------
                                                 (In thousands)

Operating revenues .............. $556,593    $523,482    $612,306    $839,978
Operating income ................   95,977      61,067     123,215      58,497
Income from continuing operations   44,799      23,875      64,431      32,351
Earnings on common stock ........   43,560      22,637      63,192      31,112


Quarterly data reflect seasonal variations common in the utility industry. The decrease in Earnings on Common Stock for the fourth quarter of 2001 compared to the fourth quarter of 2000 is due primarily to significantly warmer temperature conditions during the 2001 quarter.

(18) OTHER INFORMATION:

     Non-Operating Income - Other, Net, as shown on the Consolidated Statements of Income includes the following for the years ended December 31 (in thousands):

                                                        2001        2000        1999
                                                      --------    --------    --------

Discount on sold receivables ......................   $(16,010)   $(10,212)   $ (9,457)
Subservicer fee for sold receivables ..............      2,864       1,905       1,515
Gain on sale of rail cars .........................      1,387          --       5,357
Corporate-owned life insurance income .............      5,258       9,299         251
Merger investigation costs ........................       (150)       (297)     (1,491)
Allowance for equity funds used during construction      1,571          --          --
Other .............................................       (733)     (2,150)        126
                                                      --------    --------    --------
    Total expense .................................   $ (5,813)   $ (1,455)   $ (3,699)
                                                      ========    ========    ========

INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholder
MidAmerican Energy Company
Des Moines, Iowa

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of MidAmerican Energy Company and subsidiaries (Company) as of December 31, 2001 and 2000, and the related consolidated statements of income, comprehensive income, retained earnings, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MidAmerican Energy Company and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/  Deloitte & Touche LLP

Des Moines, Iowa
January 17, 2002

                                                                   SCHEDULE II


                           MIDAMERICAN ENERGY COMPANY
                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2001
                                 (IN THOUSANDS)


   Column A                                  Column B    Column C    Column D     Column E

                                            Balance at   Additions                Balance
                                             Beginning   Charged                  at End
Description                                   of Year    to Income   Deductions   of Year
-----------                                 ----------   ---------   ----------   --------

Reserves Deducted From Assets
  To Which They Apply:

  Reserve for uncollectible accounts:

    Year ended 2001.......................    $  102     $15,266     $(14,741)    $  627
                                              ======     =======     ========     ======

    Year ended 2000.......................    $    -     $ 8,498     $ (8,396)    $  102
                                              ======     =======     ========     ======

    Year ended 1999.......................    $    -     $ 6,581     $ (6,581)    $    -
                                              ======     =======     ========     ======




Reserves Not Deducted From Assets (1):

    Year ended 2001.......................    $8,146     $ 2,766     $ (3,110)    $7,802
                                              ======     =======     ========     ======

    Year ended 2000.......................    $8,051     $ 3,316     $ (3,221)    $8,146
                                              ======     =======     ========     ======

    Year ended 1999.......................    $4,688     $ 4,906     $ (1,543)    $8,051
                                              ======     =======     ========     ======

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

                                                     MIDAMERICAN ENERGY COMPANY
                                                     --------------------------
                                                             Registrant



Date: March 26, 2002                    By /s/  Gregory E. Abel *
                                           ----------------------
                                               (Gregory E. Abel)
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report, as amended, has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

     Signature                            Title                        Date
     ---------                            -----                        ----




 /s/  David L. Sokol        *      Chairman and Director          March 26, 2002
 ----------------------------
 (David L. Sokol)




 /s/  Gregory E. Abel       *      President, Chief Executive     March 26, 2002
 ----------------------------        Officer and Director
 (Gregory E. Abel)




/s/  Patrick J. Goodman     *      Senior Vice President,         March 26, 2002
-----------------------------        Chief Finnnancial Officer
    (Patrick J. Goodman)             and Director




/s/  Douglas L. Anderson   *       Senior Vice President          March 26, 2002
----------------------------         and Director
    (Douglas L. Anderson)




*By:/s/  Paul J. Leighton          Attorney-in-Fact               March 26, 2002
    ------------------------
     (Paul J. Leighton)

                                  EXHIBIT INDEX

Exhibits Filed Herewith
-----------------------

10.17     Iowa Utilities Board Settlement Agreement, dated December 21, 2001

12        Computation of ratios of earnings to fixed charges and  computation of
          ratios  of  earnings  to  fixed   charges  plus   preferred   dividend
          requirements

23        Consent of Deloitte & Touche LLP

24        Power of Attorney

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