Form 10-Q
period 2002-03-31
MIDAMERICAN ENERGY CO; MIDAMERICAN FUNDING LLC
filed 2002-05-13
CIK 928576, 1098296

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended  MARCH 31, 2002
                                                ----------------

Commission     Registrant's Name, State of Incorporation,       IRS Employer
File Number         Address and Telephone Number             Identification No.
-----------         ----------------------------             ------------------

333-90553               MIDAMERICAN FUNDING, LLC                 47-0819200
                   (AN IOWA LIMITED LIABILITY COMPANY)
                        666 GRAND AVE. PO BOX 657
                         DES MOINES, IOWA 50303
                             515-242-4300

1-11505                 MIDAMERICAN ENERGY COMPANY               42-1425214
                          (AN IOWA CORPORATION)
                        666 GRAND AVE. PO BOX 657
                         DES MOINES, IOWA 50303
                             515-242-4300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing
requirements for the  past 90  days.  Yes  X   No
                                         -----   ----

As of April 30, 2002, all of the member's equity of MidAmerican Funding, LLC was held by MidAmerican Energy Holdings Company.

As of April 30, 2002, all 70,980,203 outstanding shares of MidAmerican Energy Company's voting stock were held by its parent company, MHC Inc., a direct, wholly owned subsidiary of MidAmerican Funding, LLC.

                            MIDAMERICAN FUNDING, LLC
                                       AND
                           MIDAMERICAN ENERGY COMPANY
                                    FORM 10-Q


This combined Form 10-Q is separately filed by MidAmerican Funding, LLC and MidAmerican Energy Company. Information herein relating to each individual registrant is filed by such registrant on its own behalf. Accordingly, except for its subsidiaries, MidAmerican Energy makes no representation as to information relating to any other subsidiary of MidAmerican Funding.


                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION                PAGE NO.

ITEM 1.  Financial Statements

         Independent Accountants' Reports............................      3

                           MidAmerican Energy Company

         Consolidated Statements of Income..........................       5
         Consolidated Balance Sheets................................       6
         Consolidated Statements of Cash Flows......................       7
         Notes to Consolidated Financial Statements.................       8

                            MidAmerican Funding, LLC

         Consolidated Statements of Income..........................      14
         Consolidated Balance Sheets................................      15
         Consolidated Statements of Cash Flows......................      16
         Notes to Consolidated Financial Statements.................      17

ITEM 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations............      21

                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings .........................................      35

ITEM 6.  Exhibits and Reports on Form 8-K...........................      37

Signatures..........................................................      38

Exhibit Index.......................................................      39

INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors and Shareholder
MidAmerican Energy Company
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Energy Company and subsidiaries (the Company) as of March 31, 2002, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet and statement of capitalization (not presented herein) of MidAmerican Energy Company and subsidiaries as of December 31, 2001, and the related consolidated statements of income, comprehensive income, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated January 17, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2001 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




DELOITTE & TOUCHE LLP

Des Moines, Iowa
April 26, 2002

INDEPENDENT ACCOUNTANTS' REPORT


Board of Managers and Member
MidAmerican Funding, LLC
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Funding, LLC and subsidiaries (the Company) as of March 31, 2002, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet and statement of capitalization (not presented herein) of MidAmerican Funding, LLC and subsidiaries as of December 31, 2001, and the related consolidated statements of income, comprehensive income, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated January 17, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2001 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


DELOITTE & TOUCHE LLP

Des Moines, Iowa
April 26, 2002

                           MIDAMERICAN ENERGY COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                               THREE MONTHS
                                              ENDED MARCH 31,
                                          ----------------------
                                            2002         2001
                                          ---------    ---------
OPERATING REVENUES
Regulated electric ....................   $ 306,778    $ 318,490
Regulated gas .........................     220,057      473,543
Nonregulated ..........................      85,591      190,853
                                          ---------    ---------
                                            612,426      982,886
                                          ---------    ---------
OPERATING EXPENSES
Regulated:
  Cost of fuel, energy and capacity ...      72,449       65,800
  Cost of gas sold ....................     148,514      399,135
  Other operating expenses ............      98,599       96,452
  Maintenance .........................      28,945       27,790
  Depreciation and amortization .......      69,324       74,910
  Property and other taxes ............      17,294       17,274
                                          ---------    ---------
                                            435,125      681,361
                                          ---------    ---------
Nonregulated:
  Cost of sales .......................      79,105      182,768
  Other ...............................       5,629        4,181
                                          ---------    ---------
                                             84,734      186,949
                                          ---------    ---------
Total operating expenses ..............     519,859      868,310
                                          ---------    ---------

OPERATING INCOME ......................      92,567      114,576
                                          ---------    ---------

NON-OPERATING INCOME
Interest and dividend income ..........       2,446        4,525
Other, net ............................         205       (3,945)
                                          ---------    ---------
                                              2,651          580
                                          ---------    ---------

FIXED CHARGES
Interest on long-term debt ............      16,586       16,028
Other interest expense ................         825        1,177
Preferred dividends of subsidiary trust       1,574        2,057
Allowance for borrowed funds ..........        (596)        (492)
                                          ---------    ---------
                                             18,389       18,770
                                          ---------    ---------

INCOME BEFORE INCOME TAXES ............      76,829       96,386
INCOME TAXES ..........................      33,445       40,597
                                          ---------    ---------
NET INCOME ............................      43,384       55,789
PREFERRED DIVIDENDS ...................         848        1,239
                                          ---------    ---------

EARNINGS ON COMMON STOCK ..............   $  42,536    $  54,550
                                          =========    =========

        The accompanying notes are an integral part of these statements.

                           MIDAMERICAN ENERGY COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                                                 AS OF
                                                        ------------------------
                                                         MARCH 31,  DECEMBER 31,
                                                           2002          2001
                                                        ----------- ------------
                                                        (UNAUDITED)
ASSETS
UTILITY PLANT
Electric .............................................   $4,617,272   $4,598,372
Gas ..................................................      872,190      867,277
                                                         ----------   ----------
                                                          5,489,462    5,465,649
Less accumulated depreciation and amortization .......    2,891,771    2,847,979
                                                         ----------   ----------
                                                          2,597,691    2,617,670
Construction work in progress ........................      108,681       80,276
                                                         ----------   ----------
                                                          2,706,372    2,697,946
                                                         ----------   ----------

POWER PURCHASE CONTRACT ..............................       46,271       48,185
                                                         ----------   ----------
CURRENT ASSETS
Cash and cash equivalents ............................      285,238       20,020
Receivables ..........................................      166,578      119,740
Inventories ..........................................       58,021       83,339
Prepaid taxes ........................................       23,956       23,956
Other ................................................       10,805       10,962
                                                         ----------   ----------
                                                            544,598      258,017
                                                         ----------   ----------

INVESTMENTS AND NONREGULATED PROPERTY, NET ...........      279,438      272,230
REGULATORY ASSETS ....................................      217,245      221,120
OTHER ASSETS .........................................       59,952       80,394
                                                         ----------   ----------
TOTAL ASSETS .........................................   $3,853,876   $3,577,892
                                                         ==========   ==========

CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common shareholder's equity ..........................   $1,231,055   $1,219,057
MidAmerican preferred securities, not subject to
  mandatory redemption ...............................       31,759       31,759
Preferred securities, subject to mandatory redemption:
  MidAmerican preferred securities ...................       26,680       26,680
  MidAmerican-obligated preferred securities of
     subsidiary trust holding solely MidAmerican
     junior subordinated debentures ..................            -      100,000
Long-term debt (excluding current portion) ...........      951,841      656,740
                                                         ----------   ----------
                                                          2,241,335    2,034,236
                                                         ----------   ----------
CURRENT LIABILITIES
Notes payable ........................................            -       89,350
Current portion of long-term debt ....................      263,570      163,854
Current portion of power purchase contract ...........       17,398       17,398
Accounts payable .....................................      199,505      171,535
Taxes accrued ........................................       77,372       54,175
Interest accrued .....................................       14,841       11,709
Other ................................................       33,918       43,184
                                                         ----------   ----------
                                                            606,604      551,205
                                                         ----------   ----------
OTHER LIABILITIES
Power purchase contract ..............................        8,469        8,469
Deferred income taxes ................................      510,143      513,978
Investment tax credit ................................       60,191       61,292
Quad Cities Station decommissioning ..................      160,184      158,349
Regulatory liabilities ...............................       79,346       62,378
Other ................................................      187,604      187,985
                                                         ----------   ----------
                                                          1,005,937      992,451
                                                         ----------   ----------
TOTAL CAPITALIZATION AND LIABILITIES .................   $3,853,876   $3,577,892
                                                         ==========   ==========

        The accompanying notes are an integral part of these statements.

                           MIDAMERICAN ENERGY COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                 THREE MONTHS
                                                                ENDED MARCH 31,
                                                             ----------------------
                                                               2002         2001
                                                             ---------    ---------
NET CASH FLOWS FROM OPERATING ACTIVITIES
Net income ...............................................   $  43,384    $  55,789
Adjustments to reconcile net income to net cash provided:
  Depreciation and amortization ..........................      69,604       75,023
  Deferred income taxes and investment tax credit, net ...      (4,554)      (4,852)
  Amortization of other assets ...........................       9,318       12,941
  Customer rate credits ..................................           -      (21,610)
  Cash outflows of accounts receivable securitization ....      (8,000)           -
  Impact of changes in working capital ...................      31,669       47,742
  Other ..................................................      18,519       (3,983)
                                                             ---------    ---------
    Net cash provided ....................................     159,940      161,050
                                                             ---------    ---------

NET CASH FLOWS FROM INVESTING ACTIVITIES
Utility construction expenditures ........................     (62,480)     (26,805)
Quad Cities Station decommissioning trust fund ...........      (2,075)      (2,075)
Nonregulated capital expenditures ........................        (191)      (1,133)
Other investing activities, net ..........................        (933)      (2,690)
                                                             ---------    ---------
  Net cash used ..........................................     (65,679)     (32,703)
                                                             ---------    ---------

NET CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid ...........................................     (30,848)     (91,239)
Issuance of long-term debt, net of issuance costs ........     391,438            -
Retirement of long-term debt, including reacquisition cost        (283)         (40)
Reacquisition of preferred securities ....................    (100,000)           -
Net decrease in notes payable ............................     (89,350)     (36,000)
                                                             ---------    ---------
  Net cash provided (used) ...............................     170,957     (127,279)
                                                             ---------    ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS ................     265,218        1,068
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .........      20,020        9,677
                                                             ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...............   $ 285,238    $  10,745
                                                             =========    =========

ADDITIONAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized ................   $  11,964    $  14,097
                                                             =========    =========
Income taxes paid (received), net ........................   $  (2,232)   $  13,054
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

     MidAmerican Energy is a public utility with electric and natural gas operations and is the principal subsidiary of MHC Inc. MHC is a direct, wholly owned subsidiary of MidAmerican Funding, LLC, whose sole member is MidAmerican Energy Holdings Company.

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

     MidAmerican Energy has evaluated or is evaluating 27 properties that were, at one time, sites of gas manufacturing plants in which it may be a potentially responsible party. The purpose of these evaluations is to determine whether waste materials are present, whether the materials constitute an environmental or health risk, and whether MidAmerican Energy has any responsibility for remedial action. Investigations of the sites are at various stages, and MidAmerican Energy has conducted ten removal actions to date. MidAmerican Energy is continuing to evaluate several of the sites to determine the appropriate site remedies, if any, necessary to obtain site closure from the agencies.

     MidAmerican Energy estimates the range of possible costs for investigation, remediation and monitoring for the sites discussed above to be $21 million to $68 million. MidAmerican Energy's estimate of the probable cost for these sites as of March 31, 2002 was $21 million. The estimate consists of $2 million for investigation costs, $6 million for remediation costs, $11 million for ground water treatment and monitoring costs and $2 million for closure and administrative costs. This estimate has been recorded as a liability and a regulatory asset for future recovery. MidAmerican Energy projects that these amounts will be paid or incurred over the next 5 years.

     The estimate of probable remediation costs is established on a site-specific basis. Initially, a determination is made as to whether MidAmerican Energy has potential remedial liability for the site and whether information exists to indicate that contaminated wastes remain at the site. When a potential remedial liability exists, the best estimate of projected site closure costs are accrued. The estimates are evaluated and revised quarterly as appropriate based on additional information obtained during investigation and remedial activities. The estimated recorded liabilities for these properties include incremental direct costs of the remediation effort and oversight by the appropriate regulatory authority, costs for future monitoring at sites and costs of compensation to employees for time expected to be spent directly on the remediation effort. The estimated recorded liability could change materially based on facts and circumstances derived from site investigations, changes in required remedial action and changes in technology relating to remedial alternatives. Insurance recoveries have been received for some of the sites under investigation. Those recoveries are intended to be used principally for accelerated remediation, as specified by the Iowa Utilities Board, and are recorded as a regulatory liability. Additionally, as viable potentially responsible parties are identified, those parties are evaluated for potential contributions, and cost recovery is pursued when appropriate.

     The Illinois Commerce Commission has approved the use of a tariff rider that permits recovery of the actual costs of litigation, investigation and remediation relating to decommissioned manufactured gas plant sites. MidAmerican Energy's present rates in Iowa provide for a fixed annual recovery of manufactured gas plant costs.

     Although the timing of potential incurred costs and recovery of such costs in rates may affect the results of operations in individual periods, management believes that the outcome of these issues will not have a material adverse effect on MidAmerican Energy's financial position or results of operations.

     (2) AIR QUALITY -

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

     The impact of the new standards on MidAmerican Energy is currently unknown. MidAmerican Energy's generating stations may be subject to emission reductions if the stations are located in nonattainment areas or contribute to nonattainment areas in other states. As part of an overall state plan to achieve attainment of the standards, MidAmerican Energy could be required to install control equipment on its generating stations or decrease the number of hours during which these stations operate.

     The ozone and fine particulate matter standards could, in whole or in part, be superceded by one of a number of multi-pollutant emission reduction proposals currently under consideration at the federal level. On February 14, 2002, the Bush Administration announced its "Clear Skies Initiative" calling for reduction in emissions of sulfur dioxide, nitrogen oxides and mercury through a cap-and-trade system, with reductions beginning in 2008 and additional emission reductions being phased in through 2018.

     While legislative action is necessary for the Clear Skies Initiative or other initiatives to become effective, MidAmerican Energy has implemented a planning process that forecasts the site-specific controls and actions required to meet emissions reductions of this nature. On April 1, 2002, in accordance with Iowa law passed in 2001, MidAmerican Energy filed with the Iowa Utilities Board its first multi-year plan and budget (the Plan) for managing regulated emissions from its generating facilities in a cost-effective manner. The Iowa Utilities Board is required to rule on the prudence of the Plan.

C.   RATE MATTERS:

     On December 21, 2001, the Iowa Utilities Board approved a settlement agreement that freezes Iowa electric retail rates in effect on December 31, 2000, through December 31, 2005, and, with modifications, reinstates the revenue sharing provisions of the 1997 pricing plan settlement agreement, which expired on December 31, 2000. Under the 2001 settlement agreement, an amount equal to 50% of revenues associated with returns on equity between 12% and 14%, and 83.33% of revenues associated with returns on equity above 14%, in each year will be recorded as a regulatory liability to be used to offset a portion of the cost of future generating plant investments. An amount equal to the regulatory liability will be recorded as depreciation expense. As of March 31, 2002, the related regulatory liability reflected on the Consolidated Balance Sheet totaled $65.0 million.

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

     On March 15, 2002, MidAmerican Energy made a filing with the Iowa Utilities Board requesting an increase in rates of approximately $26.6 million for its Iowa retail natural gas customers. As part of the filing, MidAmerican Energy requested an interim rate increase of approximately $20.4 million annually. The Iowa Utilities Board may adjust the requested interim amount and delay its implementation for up to ninety days. MidAmerican Energy expects the final rates, which may differ from the requested amount, to be implemented in early 2003.

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

     SFAS Nos. 133/138 require an entity to recognize all of its derivatives as either assets or liabilities in its statement of financial position and measure those instruments at fair value. If the conditions specified in SFAS Nos. 133/138 are met, those instruments may be designated as hedges. Only the ineffectiveness of hedge instruments impacts earnings.

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

     MidAmerican Energy enters into natural gas futures and swap agreements to mitigate a portion of the market risk retained by its regulated gas customers through the purchased gas adjustment clause. These instruments are recorded as hedge transactions, with net amounts exchanged or accrued under swap agreements and realized gains or losses on futures contracts included in the cost of gas sold and recovered in revenues from regulated gas customers.

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

     MidAmerican Energy uses natural gas and electric derivative instruments for trading purposes as defined by Emerging Issues Task Force (EITF) Issue No. 98-10 under strict value-at-risk guidelines outlined by senior management. Any unrealized gains or losses on such trading transactions are reported in earnings. Trading revenues and costs are reported gross on the Consolidated Statements of Income.

     MidAmerican Energy is exposed to variations in the price of fuel for generation and the price of purchased power in its Iowa jurisdiction, which accounts for approximately 89% of electric operating revenues. Fuel price risk is mitigated through forward contracts. Under typical operating conditions, MidAmerican Energy has sufficient generation to supply its retail electric needs. A loss of such generation at a time of high market prices could subject MidAmerican Energy to losses on its energy sales. MidAmerican Energy uses electricity forward contracts to hedge anticipated sales of wholesale electric power.

     MidAmerican Energy and its customers are exposed to the effect of variations in weather conditions on sales and purchases, respectively, of electricity and natural gas. For the 2001-2002 heating season, MidAmerican Energy entered into several degree day swaps to offset a portion of the financial impact of those variations on MidAmerican Energy and its customers.

     Unrealized gains and losses on cash flow hedges of future transactions are recorded in other comprehensive income. Only hedges that are highly effective in offsetting the risk of variability in future cash flows are accounted for in this manner. Future transactions include purchases of gas for resale to regulated and nonregulated customers, purchases of gas for storage, and purchases and sales of wholesale electric energy. When the associated hedged future transaction occurs or when a forecasted transaction is no longer probable of occurring, the unrealized gains and losses are reversed from other comprehensive income and recognized in net income. Realized gains on cash flow hedges are recorded in Cost of Gas Sold, Regulated Cost of Fuel, Energy and Capacity or Nonregulated Operating Revenues, depending upon the nature of the physical transaction being hedged.

     Unrealized gains and losses on fair value hedges of firm commitments are recognized in income as either Nonregulated Operating Revenues or Cost of Gas Sold depending upon the nature of the item being hedged. Purchase and sales commitments hedged by fair value hedges are recorded at fair value, with the changes in values also recognized in income and substantially offsetting the impact of the hedges on earnings.

F.   SEGMENT INFORMATION:

     MidAmerican Energy has identified four reportable operating segments based principally on management structure. The generation segment derives most of its revenue from the sale of regulated wholesale electricity and nonregulated wholesale and retail natural gas. The energy delivery segment derives its revenue principally from the sale and delivery of regulated retail electricity and natural gas, while the transmission segment obtains most of its revenue from the sale of transmission capacity. The marketing and sales segment receives its revenue principally from nonregulated sales of natural gas and electricity. Common operating costs, interest income, interest expense, income tax expense and equity in the net income or loss of investees are allocated to each segment.

     The following table provides MidAmerican Energy's operating revenues and income before income taxes on an operating segment basis (in thousands):

                                     Three Months
                                   Ended March 31,
                              ----------------------
                                2002         2001
                              ---------    ---------
Revenues:
  External revenues -
    Generation ............   $ 147,880    $ 310,217
    Energy delivery .......     425,942      602,987
    Transmission ..........       4,925        5,775
    Sales & marketing .....      33,679       63,907
                              ---------    ---------
      Total ...............     612,426      982,886
                              ---------    ---------

  Intersegment revenues -
    Generation ............     131,042      125,398
    Energy delivery .......        --           --
    Transmission ..........      13,800       13,689
    Sales & marketing .....        --            132
                              ---------    ---------
      Total ...............     144,842      139,219

  Intersegment eliminations    (144,842)    (139,219)
                              ---------    ---------
    Consolidated ..........   $ 612,426    $ 982,886
                              =========    =========

Income before income taxes:
  Generation ..............   $  14,866    $  29,634
  Energy delivery .........      52,146       56,168
  Transmission ............       9,916       10,222
  Sales & marketing .......        (947)        (877)
                              ---------    ---------
    Total .................      75,981       95,147
  Preferred dividends .....         848        1,239
                              ---------    ---------
    Consolidated ..........   $  76,829    $  96,386
                              =========    =========

G.   STATEMENT OF COMPREHENSIVE INCOME:

     For the three months ended March 31, 2002 and 2001, MidAmerican Energy's total comprehensive income was $42.0 million and $53.9 million, respectively. The differences from Earnings on Common Stock for the periods presented are due to the effective portion of net gains and losses on MidAmerican Energy's derivative instruments classified as cash flow hedges. Accumulated other comprehensive loss, net, which also includes recognition of the minimum pension liability adjustment, was $4.3 million and $3.8 million as of March 31, 2002, and December 31, 2001, respectively.

                            MIDAMERICAN FUNDING, LLC
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                   THREE MONTHS
                                                  ENDED MARCH 31,
                                              ----------------------
                                                 2002         2001
                                              ---------    ---------

OPERATING REVENUES
Regulated electric ........................   $ 306,778    $ 318,490
Regulated gas .............................     220,057      473,543
Nonregulated ..............................      86,342      201,183
                                              ---------    ---------
                                                613,177      993,216
                                              ---------    ---------
OPERATING EXPENSES
Regulated:
  Cost of fuel, energy and capacity .......      72,449       65,800
  Cost of gas sold ........................     148,514      399,135
  Other operating expenses ................      98,599       96,452
  Maintenance .............................      28,945       27,790
  Depreciation and amortization ...........      69,324       74,910
  Property and other taxes ................      17,294       17,274
                                              ---------    ---------
                                                435,125      681,361
                                              ---------    ---------
Nonregulated:
  Cost of sales ...........................      79,236      192,350
  Other ...................................       7,437       15,080
                                              ---------    ---------
                                                 86,673      207,430
                                              ---------    ---------
  Total operating expenses ................     521,798      888,791
                                              ---------    ---------

OPERATING INCOME ..........................      91,379      104,425
                                              ---------    ---------

NON-OPERATING INCOME
Interest income ...........................       3,978        6,037
Dividend income ...........................         266          738
Marketable securities gains and losses, net      (3,218)      (2,238)
Other, net ................................       6,669       (3,782)
                                              ---------    ---------
                                                  7,695          755
                                              ---------    ---------
FIXED CHARGES
Interest on long-term debt ................      28,553       27,311
Other interest expense ....................         828        1,183
Preferred dividends of subsidiaries .......       2,422        3,295
Allowance for borrowed funds ..............        (596)        (492)
                                              ---------    ---------
                                                 31,207       31,297
                                              ---------    ---------

INCOME BEFORE INCOME TAXES ................      67,867       73,883
INCOME TAXES ..............................      29,439       34,571
                                              ---------    ---------
NET INCOME ................................   $  38,428    $  39,312
                                              =========    =========

        The accompanying notes are an integral part of these statements.

                            MIDAMERICAN FUNDING, LLC
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                  AS OF
                                                                         -------------------------
                                                                          MARCH 31,   DECEMBER 31,
                                                                            2002          2001
                                                                         -----------   ----------
                                                                         (UNAUDITED)

ASSETS
UTILITY PLANT
Electric ..............................................................   $4,617,272   $4,598,372
Gas ...................................................................      872,190      867,277
                                                                          ----------   ----------
                                                                           5,489,462    5,465,649
Less accumulated depreciation and amortization ........................    2,891,771    2,847,979
                                                                          ----------   ----------
                                                                           2,597,691    2,617,670
Construction work in progress .........................................      108,681       80,276
                                                                          ----------   ----------
                                                                           2,706,372    2,697,946
                                                                          ----------   ----------
POWER PURCHASE CONTRACT ...............................................       46,271       48,185
                                                                          ----------   ----------
CURRENT ASSETS
Cash and cash equivalents .............................................      288,587       20,270
Marketable securities, trading ........................................       14,711       20,743
Receivables ...........................................................      215,819      167,969
Inventories ...........................................................       58,021       83,339
Prepaid taxes .........................................................       23,956       23,956
Other .................................................................       12,257       12,640
                                                                          ----------   ----------
                                                                             613,351      328,917
                                                                          ----------   ----------

INVESTMENTS AND NONREGULATED PROPERTY, NET ............................      499,003      519,680
EXCESS OF COST OVER FAIR VALUE OF ASSETS ACQUIRED, NET ................    1,279,143    1,279,143
REGULATORY ASSETS .....................................................      217,245      221,120
OTHER ASSETS ..........................................................       60,073       80,481
                                                                          ----------   ----------
TOTAL ASSETS ..........................................................   $5,421,458   $5,175,472
                                                                          ==========   ==========

CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Member's equity .......................................................   $1,979,976   $1,974,605
MidAmerican Energy preferred securities, not subject to
  mandatory redemption ................................................       31,759       31,759
Preferred securities, subject to mandatory redemption:
  MidAmerican Energy preferred securities .............................       26,680       26,680
  MidAmerican Energy-obligated preferred securities of subsidiary trust
    holding solely MidAmerican Energy junior subordinated debentures ..            -      100,000
Long-term debt (excluding current portion) ............................    1,652,571    1,357,782
                                                                          ----------   ----------
                                                                           3,690,986    3,490,826
                                                                          ----------   ----------
CURRENT LIABILITIES
Notes payable .........................................................            -       91,780
Current portion of long-term debt .....................................      286,904      187,187
Current portion of power purchase contract ............................       17,398       17,398
Accounts payable ......................................................      212,707      185,528
Taxes accrued .........................................................       79,403       61,269
Interest accrued ......................................................       19,665       27,813
Other .................................................................       34,572       44,132
                                                                          ----------   ----------
                                                                             650,649      615,107
                                                                          ----------   ----------
OTHER LIABILITIES
Power purchase contract ...............................................        8,469        8,469
Deferred income taxes .................................................      558,137      564,334
Investment tax credit .................................................       60,191       61,292
Quad Cities Station decommissioning ...................................      160,184      158,349
Regulatory liabilities ................................................       79,346       62,378
Other .................................................................      213,496      214,717
                                                                          ----------   ----------
                                                                           1,079,823    1,069,539
                                                                          ----------   ----------
TOTAL CAPITALIZATION AND LIABILITIES ..................................   $5,421,458   $5,175,472
                                                                          ==========   ==========

        The accompanying notes are an integral part of these statements.

                            MIDAMERICAN FUNDING, LLC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                 THREE MONTHS
                                                                ENDED MARCH 31,
                                                             ----------------------
                                                               2002         2001
                                                             ---------    ---------

NET CASH FLOWS FROM OPERATING ACTIVITIES
Net income ...............................................   $  38,428    $  39,312
Adjustments to reconcile net income to net cash provided:
  Depreciation and amortization ..........................      69,947       83,912
  Deferred income taxes and investment tax credit, net ...      (5,617)      (6,793)
  Amortization of other assets and liabilities ...........       8,591       12,422
  Customer rate credits ..................................           -      (21,610)
  Other-than-temporary decline in value of investments ...       2,913            -
  (Income) loss on equity investments ....................      (5,483)         164
  Gain on sale of securities, assets and other investments           -       (1,386)
  Cash outflows of accounts receivable securitization ....      (8,000)           -
  Impact of changes in working capital ...................      19,488       35,172
  Other ..................................................      19,353       (1,211)
                                                             ---------    ---------
    Net cash provided ....................................     139,620      139,982
                                                             ---------    ---------

NET CASH FLOWS FROM INVESTING ACTIVITIES
Utility construction expenditures ........................     (62,480)     (26,805)
Quad Cities Station decommissioning trust fund ...........      (2,075)      (2,075)
Nonregulated capital expenditures ........................        (252)      (1,103)
Purchase of assets and long-term investments .............           -         (146)
Proceeds from sales of available-for-sale securities .....       1,938            -
Proceeds from sale of assets and other investments .......           4           22
Notes receivable from affiliate ..........................      22,240      (68,429)
Other investing activities, net ..........................         (53)      (1,506)
                                                             ---------    ---------
  Net cash used ..........................................     (40,678)    (100,042)
                                                             ---------    ---------

NET CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid ....................................     (30,000)           -
Issuance of long-term debt, net of issuance costs ........     391,438      198,150
Retirement of long-term debt, including reacquisition cost        (283)    (200,040)
Reacquisition of preferred securities ....................    (100,000)           -
Net decrease in notes payable ............................     (91,780)     (36,000)
                                                             ---------    ---------
  Net cash provided (used) ...............................     169,375      (37,890)
                                                             ---------    ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS ................     268,317        2,050
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .........      20,270       10,018
                                                             ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...............   $ 288,587    $  12,068
                                                             =========    =========

ADDITIONAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized ................   $  35,520    $  36,918
                                                             =========    =========
Income taxes paid (received), net ........................   $    (138)   $  12,232
                                                             =========    =========

        The accompanying notes are an integral part of these statements.

                            MIDAMERICAN FUNDING, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.   GENERAL:

     The consolidated financial statements included herein have been prepared by MidAmerican Funding, LLC, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of MidAmerican Funding, all adjustments, consisting of normal recurring adjustments, have been made to present fairly the financial position, the results of operations and the changes in cash flows for the periods presented. Prior year amounts have been reclassified to a basis consistent with the current year presentation. All significant intercompany transactions have been eliminated. Although MidAmerican Funding believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in MidAmerican Funding's latest Annual Report on Form 10-K.

     MidAmerican Funding is an Iowa limited liability company with MidAmerican Energy Holdings Company as its sole member. MidAmerican Funding's direct, wholly owned subsidiary is MHC Inc. MHC, MidAmerican Funding and MidAmerican Energy Holdings are exempt public utility holding companies headquartered in Des Moines, Iowa. MHC's principal subsidiary is MidAmerican Energy Company, a public utility with electric and natural gas operations. Other direct, wholly owned subsidiaries of MHC include MidAmerican Capital Company, Midwest Capital Group, Inc., MidAmerican Services Company and MEC Construction Services Co.

B.   ENVIRONMENTAL MATTERS:

     Refer to Note B of  MidAmerican  Energy's Notes to  Consolidated  Financial
Statements  for  information  regarding   MidAmerican  Funding's   environmental
matters.

C.   RATE MATTERS:

     Refer to Note C of MidAmerican Energy's Notes to Consolidated Financial Statements for information regarding MidAmerican Funding's rate matters.

D.   ACCOUNTING FOR THE EFFECTS OF CERTAIN TYPES OF REGULATION:

     Refer to Note D of MidAmerican Energy's Notes to Consolidated Financial Statements for information regarding MidAmerican Funding's accounting for the effects of certain types of regulation.

E.   DERIVATIVE FINANCIAL INSTRUMENTS:

     Refer to Note E of MidAmerican Energy's Notes to Consolidated Financial Statements, for information regarding MidAmerican Funding's derivative financial instruments. The first paragraph of MidAmerican Energy's Note E is also applicable to MidAmerican Funding as a whole.

     In addition, MidAmerican Capital is exposed to market value risk from changes in interest rates on its preferred stock investments. MidAmerican Capital reviews the interest rate sensitivity of these securities and purchases put options in order to reduce related interest rate risk. MidAmerican Capital's intent is to manage the risk arising from changes in the general level of interest rates with a change in market value of the hedging instruments. As permitted by SFAS No. 133, MidAmerican Capital accounts for these hedging instruments as trading securities.

F.   SEGMENT INFORMATION:

     MidAmerican Funding has identified four reportable operating segments based principally on management structure. The generation segment derives most of its revenue from the sale of regulated wholesale electricity and nonregulated wholesale and retail natural gas. The energy delivery segment derives its revenue principally from the sale and delivery of regulated retail electricity and natural gas, while the transmission segment obtains most of its revenue from the sale of transmission capacity. The marketing and sales segment receives its revenue principally from nonregulated sales of natural gas and electricity. Common operating costs, interest income, interest expense, income tax expense and equity in the net income or loss of investees are allocated to each segment.

     The following table provides MidAmerican Funding's operating revenues and income before income taxes on an operating segment basis (in thousands):

                                     Three Months
                                   Ended March 31,
                              ----------------------
                                 2002         2001
                              ---------    ---------

Revenues:
  External revenues -
    Generation ............   $ 147,880    $ 310,217
    Energy delivery .......     425,942      602,987
    Transmission ..........       4,925        5,775
    Sales & marketing .....      33,679       63,907
    Other (a) .............         751       10,330
                              ---------    ---------
      Total ...............     613,177      993,216
                              ---------    ---------

  Intersegment revenues -
    Generation ............     131,042      125,398
    Energy delivery .......        --           --
    Transmission ..........      13,800       13,689
    Sales & marketing .....        --            132
    Other (a) .............        --             31
                              ---------    ---------
      Total ...............     144,842      139,250

  Intersegment eliminations    (144,842)    (139,250)
                              ---------    ---------
    Consolidated ..........   $ 613,177    $ 993,216
                              =========    =========

Income before income taxes:
  Generation ..............   $  14,866    $  29,634
  Energy delivery .........      52,146       56,168
  Transmission ............       9,916       10,222
  Sales & marketing .......        (947)        (877)
  Other (a) ...............      (8,114)     (21,264)
                              ---------    ---------
    Total .................   $  67,867    $  73,883
                              =========    =========


     (a) Other includes the combined amounts for all segments that do not meet the requirements for being a reportable segment. It includes MidAmerican Capital, Midwest Capital, MidAmerican Services, MEC Construction and amounts of the parent companies.

G.   OTHER COMPREHENSIVE INCOME:

     For the three months ended March 31, 2002 and 2001, MidAmerican Funding's total comprehensive income was $35.4 million and $39.8 million, respectively. The differences from Net Income are due to unrealized holding gains and losses of marketable securities during the periods and the effective portion of net gains and losses of derivative instruments classified as cash flow hedges. Accumulated other comprehensive loss, net, which also includes recognition of the minimum pension liability adjustment, was $3.7 million and $0.6 million as of March 31, 2002, and December 31, 2001, respectively.

H.   EXCESS OF COST OVER FAIR VALUE OF ASSETS ACQUIRED, NET:

     On January 1, 2002, MidAmerican Funding adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which dictates the accounting for acquired goodwill and other intangible assets. SFAS No. 142 requires that amortization of goodwill and indefinite-lived intangible assets be discontinued and that entities disclose net income for prior periods adjusted to exclude such amortization and related income tax effects, as well as a reconciliation from the originally reported net income to the adjusted net income. MidAmerican Funding's related amortization consists solely of goodwill amortization, which has no income tax effect. Following is a reconciliation of net income as originally reported for the quarter ended March 31, 2001, to adjusted net income (in thousands):

     Net income as originally reported   $39,312
     Goodwill amortization ...........     8,602
                                         -------
     Net income as adjusted ..........   $47,914
                                         =======

     MidAmerican Funding will complete the initial goodwill impairment test by June 30, 2002, as required by SFAS No. 142.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  INTRODUCTION
                                  ------------

     MidAmerican Funding, LLC is an Iowa limited liability company formed in March 1999. The sole member of MidAmerican Funding is MidAmerican Energy Holdings Company. MidAmerican Funding owns all of the outstanding common stock of MHC Inc. MHC's principal subsidiary is MidAmerican Energy, a public utility with electric and gas operations. Other direct, wholly owned subsidiaries of MHC include MidAmerican Capital Company, Midwest Capital Group, Inc., MEC Construction Services Co. and MidAmerican Services Company.

     Management's Discussion and Analysis (MD&A) addresses the financial statements of MidAmerican Funding and MidAmerican Energy as presented in this joint filing. Information related to MidAmerican Energy, whether or not segregated, also relates to MidAmerican Funding. Information related to other subsidiaries of MidAmerican Funding pertains only to the discussion of the financial condition and results of operations of MidAmerican Funding. Where necessary, discussions have been segregated and labeled to allow the reader to identify information applicable only to MidAmerican Funding.

FORWARD-LOOKING STATEMENTS

     From time to time, MidAmerican Funding, or one of its subsidiaries individually, may make forward-looking statements within the meaning of the federal securities laws that involve judgments, assumptions and other uncertainties beyond the control of MidAmerican Funding or any of its subsidiaries individually. These forward-looking statements may include, among others, statements concerning revenue and cost trends, cost recovery, cost reduction strategies and anticipated outcomes, pricing strategies, changes in the utility industry, planned capital expenditures, financing needs and availability, statements of MidAmerican Funding's expectations, beliefs, future plans and strategies, anticipated events or trends and similar comments concerning matters that are not historical facts. These type of forward-looking statements are based on current expectations and involve a number of known and unknown risks and uncertainties that could cause the actual results and performance of MidAmerican Funding to differ materially from any expected future results or performance, expressed or implied, by the forward-looking statements. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, MidAmerican Funding has identified important factors that could cause actual results to differ materially from those expectations, including weather effects on sales and revenues, fuel prices, fuel transportation and other operating uncertainties, acquisition uncertainty, uncertainties relating to economic and political conditions and uncertainties regarding the impact of regulations, changes in government policy, utility industry deregulation and competition. Neither MidAmerican Funding, nor any one of its subsidiaries individually, assumes any responsibility to update forward-looking information contained herein.

                              RESULTS OF OPERATIONS
                              ---------------------

REGULATED GROSS MARGIN

     Regulated Electric Gross Margin -

                                           Three Months
                                          Ended March 31,
                                         ----------------
                                         2002        2001
                                         ----        ----
                                           (In millions)
     Operating revenues ..............   $307        $318
     Cost of fuel, energy and capacity     72          66
                                         ----        ----
          Electric gross margin ......   $235        $252
                                         ====        ====

     Electric gross margin for the first quarter of 2002 decreased $17 million compared to the first quarter of 2001. Temperature conditions during the three months ended March 31, 2002, were milder than in the first quarter of 2001, resulting in an $8 million decrease in electric margin. Other usage factors not dependent on weather increased electric margin by $13.1 million compared to the first quarter of 2001. In total, retail sales of electricity increased 4.5% for the three months ended March 31, 2002.

     MidAmerican Energy's margins on wholesale sales decreased $7.0 million compared to the first quarter of 2001 due to price declines. The price decline was somewhat offset by sales volumes for wholesale sales which increased 3.1% for the three months ended March 31, 2002, relative to the comparable period in 2001. Wholesale sales are the sales of energy to other utilities, municipalities and marketers outside of MidAmerican Energy's delivery system.

     Electric revenues from the recovery of energy efficiency program costs decreased $5.6 million compared to the quarter ended March 31, 2001. The decrease in the first quarter of 2002 was due to completion in the third quarter of 2001 of the final recovery phase for deferred energy efficiency costs. Deferred energy efficiency costs were costs previously incurred by MidAmerican Energy, which, in accordance with rate treatment, were not charged to expense until recovery from customers began. Recovery of deferred energy efficiency costs occurred over a four-year period from the date collection began for each phase. Changes in these revenues are substantially matched with corresponding changes in other operating expenses.

     MidAmerican Energy sells and purchases electric capacity. The net margin from those sales and purchases decreased $3.9 million compared to the first quarter of 2001. Also, gains from the sale of emission allowances decreased $3.2 million due to sales in the three months ended March 31, 2001. Additionally, fuel costs related to Iowa retail sales increased $1.6 million, further reducing electric margin compared to the first three months of 2001.

     Regulated Gas Gross Margin -

                                 Three Months
                                Ended March 31,
                               ----------------
                               2002        2001
                               ----        ----
                                 (In millions)
     Operating revenues ....   $220        $474
     Cost of gas sold ......    149         399
                               ----        ----
          Gas gross margin..   $ 71        $ 75
                               ====        ====

     Regulated gas revenues include purchase gas adjustment clauses through which MidAmerican Energy is allowed to recover the cost of gas sold from most of its gas utility customers. Consequently, fluctuations in the cost of gas sold do not affect gross margin or net income because revenues reflect comparable fluctuations in revenues from the purchase gas adjustment clauses. A decrease in the per-unit cost of gas for the three-month period ended March 31, 2002, compared to the same period in 2001, decreased revenues and cost of gas sold by approximately $194 million.

     Temperature conditions during the three months ended March 31, 2002, were milder than those in the first quarter of 2001, resulting in a $9 million decrease in gas gross margin. Other rate and usage factors increased gross margin by $8.1 million compared to the first quarter of 2001. Total retail sales of natural gas decreased 14.2% for the three months ended March 31, 2002.

     A decrease in revenues from the recovery of energy efficiency costs reduced gas margin by $1.6 million compared to the three months ended March 31, 2001. Refer to the "Regulated Electric Gross Margin" section above for a discussion of energy efficiency revenues.

REGULATED OPERATING EXPENSES

     Regulated other operating expenses for the first quarter of 2002 increased $2.1 million compared to the first quarter of 2001 due principally to increases of $4.6 million in pension and other postretirement costs, $3.0 million for health care and other benefit costs and $2.0 million in property and liability insurance due to greater premium refunds in the 2001 period. The increases were substantially offset by a $6.0 million decrease in amortization of energy efficiency program costs and a $1.3 million decrease in the provision for uncollectible accounts receivable. Refer to the "Regulated Electric Gross Margin" section for discussion regarding energy efficiency costs.

     Maintenance expenses increased $1.2 million for the three months ended March 31, 2002, compared to the 2001 period due to an increase in fossil-fuel generation maintenance expenses.

     Depreciation and amortization expense decreased $5.6 million compared to the first quarter of 2001 due to a decrease in amortization expense related to the establishment of a regulatory liability for a revenue sharing arrangement in Iowa.

NONREGULATED OPERATING REVENUES AND OPERATING EXPENSES

     Nonregulated Gross Margin -

                                 Three Months Ended March 31,
                          MidAmerican Energy    MidAmerican Funding
                          ------------------    -------------------
                          2002         2001         2002       2001
                          ----         ----         ----       ----
                                         (In millions)
     Operating revenues   $ 86         $191         $ 86       $201
     Cost of sales ....     79          183           79        192
                          ----         ----         ----       ----
          Gross margin    $  7         $  8         $  7       $  9
                          ====         ====         ====       ====

           MidAmerican Energy:

     Nonregulated revenues and cost of sales consist substantially of nonregulated natural gas marketing operations. The nonregulated natural gas marketing operations include wholesale and retail activities. Approximately 61% of the nonregulated natural gas revenues for the three months ended March 31, 2002, are related to wholesale sales.

     Gross margin for the nonregulated natural gas operations decreased $1.9 million to $1.3 million for the first quarter of 2002. The decline in gross margin was due to a decrease in the margin per unit. Revenues from nonregulated natural gas marketing operations decreased $100.8 million compared to the first quarter of 2001 to $79.5 million for the first quarter of 2002. A decrease in the average price per unit sold, reflective of a 63% decrease in the average cost of gas, resulted in a $133.1 million decrease in revenues. Sales volumes increased 5 million MMBtus (18%) resulting in a $32.3 million increase in revenues. A portion of the increase is due to contracts formerly serviced by another subsidiary of MidAmerican Funding as discussed below. Cost of sales decreased $98.9 million to $78.2 million for the three months ended March 31, 2002, due to the decrease in the per-unit cost of gas sold, offset partially by the increase in sales volumes.

     Nonregulated  revenues  for the first  quarter of 2001 include $3.6 million from MidAmerican Energy's market access service project. The pilot project, which concluded in May 2001, allowed larger Iowa customers that were participating in the project to choose their electric power supplier. MidAmerican Energy's revenues from project participants related to non-supply services, such as distribution and transmission, are reflected in regulated electric revenues. Cost of sales totaled $3.3 million related to the market access service project in the first quarter of 2001.

     Non-residential customers in Illinois are allowed to select their electric power supplier. For the three months ended March 31, 2002, compared to the three months ended March 31, 2001, related revenues decreased $1.7 million to $2.0 million and related cost of sales decreased $1.8 million to $0.1 million, resulting in a $0.1 million increase in gross margin.

     Additionally, revenues for the first quarter of 2002 include $1.2 million for emergency storm restoration work performed outside of MidAmerican Energy's service territory. Related costs are reflected in "Nonregulated Operating
Expenses: Other".

          MidAmerican Funding:

     During the first quarter of 2001, a subsidiary of MidAmerican Capital had nonregulated natural gas revenues and costs of sales totaling $9.0 million and $9.3 million, respectively. All contracts of that subsidiary have either terminated or are being serviced by MidAmerican Energy as of March 31, 2002.

     Nonregulated Operating Expenses: Other -

           MidAmerican Energy:

     Nonregulated other operating expenses increased $1.4 million for the three months ended March 31, 2002, due principally to costs related to the emergency storm restoration work discussed above.

           MidAmerican Funding:

     MidAmerican Funding's nonregulated other operating expenses, inclusive of MidAmerican Energy amounts, decreased $7.6 million for the first quarter of 2002 compared to the first quarter of 2001. MidAmerican Funding's goodwill is no longer being amortized as a result of the adoption of Statement of Financial Accounting Standards (SFAS) No. 142 on January 1, 2002. Amortization of MidAmerican Funding's goodwill totaled $8.6 million for the first quarter of 2001.

NON-OPERATING INCOME AND INTEREST EXPENSE

     Interest and Dividend Income -

          MidAmerican Energy:

     The decrease in interest income was due principally to a $2.6 million decrease in interest income on a note receivable related to MidAmerican Energy's accounts receivable sold. The decrease related to the note receivable was partially offset by MidAmerican Energy's favorable cash position due to the issuance of $400 million of medium-term notes in February 2002.

          MidAmerican Funding:

     Dividend income decreased due to partial liquidation of the preferred stock investment portfolio in the past twelve months.

     Marketable Securities Gains and Losses, Net -

          MidAmerican Funding:

     Net losses on marketable securities increased $1.0 million compared to the first quarter of 2001 to a net loss of $3.2 million for the first quarter of 2002. In the first quarter of 2002, MidAmerican Capital recorded a $2.9 million loss related to other-than-temporary declines in two of its common stock investments. The first quarter of 2001 includes a $2.4 million pre-tax loss related to the re-characterization of marketable securities to "trading" as allowed by Statement of Financial Accounting Standards No. 133.

     Other, Net -

           MidAmerican Energy:

     MidAmerican Energy's Other, Net, which includes a number of non-operating income and deduction items, increased Non-Operating Income by $0.2 million for the three months ended March 31, 2002, and reduced Non-Operating Income by $3.9 million for the three months ended March 31, 2001.

     Other, Net includes a discount on sold accounts receivable, net of a subservicer fee charged to MidAmerican Energy Funding Corporation for servicing the accounts. The discount is designed to cover the expenses of MidAmerican Energy Funding Corporation, including bad debt expense, subservicer fees, monthly administrative costs and interest. The discount is recorded in Other, Net because it is not reflected in utility cost of service for regulatory purposes. The discount, net of the subservicer fee, reduced Other, Net by $1.3 million and $5.5 million in the first quarter of 2002 and 2001, respectively.

     Other, Net for 2002 includes $1.2 million of income for an allowance for equity funds used during construction. As a regulated public utility, MidAmerican Energy is allowed to capitalize, and record as income, a cost of construction for equity funds used, based on guidelines set forth by the Federal Energy Regulatory Commission.

     Other, Net for the first quarter of 2001 also reflects a $1.4 million gain on the sale of MidAmerican Energy rail cars.

          MidAmerican Funding:

     Other, Net for MidAmerican Funding, including MidAmerican Energy amounts, increased Non-Operating Income by $6.7 million for the three months ended March 31, 2002, and reduced Non-Operating Income by $3.8 million for the three months ended March 31, 2001.

     Income from MidAmerican Capital's equity investments increased $5.5 million compared to the first quarter of 2001. During the three months ended March 31, 2002, MidAmerican Capital received a distribution of common stock held by one of its venture capital fund investments and recognized $5.3 million of income.

     Additionally, MidAmerican Funding recorded $0.4 million of income in the first quarter of 2002 for a distribution related to MidAmerican Capital's investments in energy projects.

     Fixed Charges and Preferred Dividends -

          MidAmerican Energy:

     The increase in interest on long-term debt was due to interest on $400 million of MidAmerican Energy medium-term notes issued in February 2002, net of the impact of debt maturities in 2001 and lower variable interest rates in the first quarter of 2002.

     Other interest expense decreased compared to the first quarter of 2001 due principally to a reduction in short-term debt outstanding at MidAmerican Energy, net of an increase in expense due to interest on its regulatory liability associated with its Iowa electric rate settlement.

     MidAmerican Energy's preferred dividends of its subsidiary trust decreased due to the reacquisition of all of the related preferred securities on March 11, 2002. Additionally, preferred dividends for MidAmerican Energy's preferred securities, which are reflected after Net Income for MidAmerican Energy, decreased due to preferred securities reacquired in May and November 2001.

          MidAmerican Funding:

     MidAmerican Funding also retired $200 million of long-term debt and issued $200 million of long-term debt in the first quarter of 2001, resulting in an increase in interest on long-term debt for the first quarter of 2002. Interest expense was reduced in the first quarter of 2001 due to the period of time between the retirement of the former debt series and the issuance of the current debt series. Interest expense for the first quarter of 2002 reflects a full quarter of interest expense for the new series of debt, which has a higher interest rate than the previous debt.

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

     MidAmerican Funding and MidAmerican Energy have available a variety of sources of liquidity and capital resources, both internal and external. These resources provide funds required for current operations, construction expenditures, dividends, debt retirement and other capital requirements.

     As reflected on the Consolidated Statements of Cash Flows, MidAmerican Energy's net cash provided from operating activities was $160 million and $161 million for the three months ended March 31, 2002 and 2001, respectively. MidAmerican Funding's net cash provided from operating activities was $140 million for each of the three-month periods ended March 31, 2002 and 2001, respectively.

INVESTING ACTIVITIES AND PLANS

     Utility Construction Expenditures -

     MidAmerican  Energy's  primary  need for  capital is  utility  construction
expenditures.   For  the  first  three  months  of  2002,  utility  construction expenditures totaled $62 million, including allowance for funds used during construction, or capitalized financing costs, and Quad Cities Station nuclear fuel purchases. All such expenditures were met with cash generated from utility operations, net of dividends.

     Forecasted utility construction expenditures, including allowance for funds used during construction are $382 million for 2002 and $1.614 billion for 2003 through 2006. Capital expenditure needs are reviewed regularly by management and may change significantly as a result of such reviews. Through 2007, MidAmerican Energy plans to develop and construct two electric generating plants in Iowa, requiring an investment of approximately $1.8 billion. Participation by others in a portion of the second plant is being discussed. The two plants will provide approximately 1,400 megawatts of generating capacity. The first project is a 500-megawatt natural gas-fired combined cycle unit with an estimated cost of $416 million. MidAmerican Energy has received a certificate from the Iowa Utilities Board allowing it to construct the 500-megawatt gas unit. In accordance with an Iowa law passed in 2001, MidAmerican Energy has sought Iowa Utilities Board approval for the ratemaking principles that will govern cost recovery for the gas plant. A ruling is expected late in the second quarter or early in the third quarter. That ruling will impact whether MidAmerican Energy continues with the project. Assuming favorable regulatory treatment is obtained for the ratemaking principles proceeding, it is anticipated that the first phase of the project will be completed in 2003 with the remainder being completed in 2005. MidAmerican Energy has incurred preliminary costs on the first project. MidAmerican Energy expects to make filings for a certificate and approval of ratemaking principles for the second project during the third quarter of 2002. MidAmerican Energy presently expects that all utility construction expenditures for the next five years will be met with the issuance of long-term debt and cash generated from utility operations, net of dividends. The actual level of cash generated from utility operations is affected by, among other things, economic conditions in the utility service territory, weather and federal and state regulatory actions.

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

     Based on information presently available and assuming a September 2004 shutdown of Cooper, MidAmerican Energy expects to accrue approximately $54 million for Cooper decommissioning during the period 2002 through 2004. Amounts related to Cooper decommissioning are reflected in Other Operating Expenses in the Consolidated Statements of Income. MidAmerican Energy's obligation, if any, for Cooper decommissioning will be affected by the actual plant shutdown date. In July 1997, the Nebraska Public Power District filed a lawsuit in United States District Court for the District of Nebraska naming MidAmerican Energy as the defendant and seeking a declaration of MidAmerican Energy's rights and obligations in connection with Cooper nuclear decommissioning funding. Refer to
Part II, Item 1, "Legal Proceedings" of this Form 10-Q for further discussion of the litigation.

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

     On February 8, 2002, MidAmerican Energy issued $400 million of 6.75% medium-term notes due in 2031. The proceeds are being used to refinance existing debt and preferred securities and for other corporate purposes. On March 11, 2002, MidAmerican Energy redeemed all $100 million of its 7.98% MidAmerican-obligated preferred securities of subsidiary trust at 100% of the principal amount plus accrued interest.

     On May 1, 2002, MidAmerican Energy reacquired all $26.68 million of its $7.80 series of preferred securities. The first $13.32 million of preferred securities were redeemed at 100% of the principal amount plus accrued dividends, and the remaining $13.36 million was redeemed at 103.9% of the principal amount plus accrued dividends.

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

     Accounts Receivable Sold -

     In 1997, MidAmerican Energy entered into a revolving agreement, which expires in October 2002, to sell all of its right, title and interest in the majority of its billed accounts receivable to MidAmerican Energy Funding
Corporation, a special purpose entity established to purchase accounts receivable from MidAmerican Energy. MidAmerican Energy Funding Corporation in turn sells receivable interests to outside investors. In consideration for the sale, MidAmerican Energy received cash and a subordinated note, bearing interest at 8%, from MidAmerican Energy Funding Corporation. As of March 31, 2002, the revolving cash balance was $36 million and the amount outstanding under the subordinated note was $55.6 million. The agreement is structured as a true sale, under which the creditors of MidAmerican Energy Funding Corporation will be entitled to be satisfied out of the assets of MidAmerican Energy Funding Corporation prior to any value being returned to MidAmerican Energy or its creditors. Therefore, the accounts receivable sold are not reflected on MidAmerican Energy's or MidAmerican Funding's Consolidated Balance Sheets. As of March 31, 2002, $90.7 million of accounts receivable, net of reserves, was sold under the agreement.

     Other Information -

     As of March 31, 2002, MHC had a $4 million line of credit to provide for short-term financing needs, none of which was outstanding.

     MidAmerican Capital has $23.3 million of long-term debt outstanding at March 31, 2002, which matures in October 2002.

     MidAmerican Funding or one of its subsidiaries, including MidAmerican Energy, may from time to time seek to retire its outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. The repurchases or exchanges, if any, will depend on prevailing market conditions, the issuing company's liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

OPERATING ACTIVITIES AND OTHER MATTERS

     Legislative and Regulatory Evolution -

     In December 1997, the Governor of Illinois signed into law a bill to restructure Illinois' electric utility industry and transition it to a competitive market. In accordance with the law, as of December 31, 2000, all non-residential customers in Illinois had been phased in to allow them to select their provider of electric supply services. Residential customers all received the opportunity to select their electric supplier beginning May 1, 2002.

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

     In December 1999, the Federal Energy Regulatory Commission (FERC) issued Order No. 2000 establishing, among other things, minimum characteristics and functions for regional transmission organizations. Public utilities that were not a member of an independent system operator at the time of the order were required to submit a plan by which its transmission facilities would be transferred to a regional transmission organization. On September 28, 2001, MidAmerican Energy and five other electric utilities filed with the FERC a plan to create TRANSLink Transmission Company LLC and to integrate their electric transmission systems into a single, coordinated system operating as a for-profit independent transmission company in conjunction with a FERC-approved regional transmission organization. On April 25, 2002, FERC issued an order approving the transfer of control of MidAmerican Energy and other utilities' transmission assets to TRANSLink in conjunction with TRANSLink's participation in the Midwest Independent Transmission System Operator, Inc. regional transmission organization. Additionally, state regulatory approval is required from states in which TRANSLink will be operating, and those applications have not yet been filed. Transferring the operations and control of MidAmerican Energy's transmission assets to other entities could increase costs for MidAmerican Energy; however, the actual impact of TRANSLink on MidAmerican Energy's future transmission costs is not yet known.

     Critical Accounting Policies -

         Accounting for Regulated Entities:

     MidAmerican Energy's and MidAmerican Funding's significant accounting policies are described in Note (1) of Notes to Consolidated Financial Statements in their respective Annual Reports on Form 10-K for the year ended December 31, 2001. MidAmerican Funding's and MidAmerican Energy's most critical accounting policy is the application of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," at MidAmerican Energy.

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

     Other accounting policies that MidAmerican Funding believes are critical include the following:

          Revenue Recognition:

     Revenues are recorded as services are rendered to customers. MidAmerican Energy records unbilled revenues representing the estimated amount customers will be billed for services rendered between the meter-reading dates in a particular month and the end of that month.

          Accounting for Derivatives and Energy Trading Activities:

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

     See Note E in Notes to Consolidated Financial Statements for further discussion related to accounting for derivatives.

          Contingent Liabilities:

     MidAmerican Funding establishes reserves for estimated loss contingencies when it is management's assessment that a loss is probable and the amount of the loss can be reasonably estimated. Revisions to contingent liabilities are reflected in income in the period in which different facts or information become known or circumstances change that affect the previous assumptions with respect to the likelihood or amount of loss. Reserves for contingent liabilities are based upon management's assumptions and estimates, advice of legal counsel or other third parties regarding the probable outcomes of the matter. Should the outcome differ from the assumptions and estimates, revisions to the estimated reserves for contingent liabilities would be required.

     New Accounting Pronouncements -

     In August 2001, the FASB issued SFAS No. 143, "Accounting For Asset Retirement Obligations." SFAS No. 143 requires recognition on the balance sheet of legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of such assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. MidAmerican Funding is evaluating the impact of this pronouncement on its balance sheet, but does not believe adoption will have a material impact on its results of operations.

     Rate Matters -

     On December 21, 2001, the Iowa Utilities Board approved a settlement agreement that freezes MidAmerican Energy's Iowa retail electric rates in effect on December 31, 2000, through December 31, 2005, and, with modifications, reinstates the revenue sharing provisions of the 1997 pricing plan settlement agreement, which expired on December 31, 2000. Under the 2001 settlement agreement, an amount equal to 50% of revenues associated with returns on equity between 12% and 14%, and 83.33% of revenues associated with returns on equity above 14%, in each year will be recorded as a regulatory liability to be used to offset a portion of the cost of future generating plant investments. An amount equal to the regulatory liability will be recorded as depreciation expense. As of March 31, 2002, the related regulatory liability reflected on the Consolidated Balance Sheet totaled $65.0 million.

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

     On March 15, 2002, MidAmerican Energy made a filing with the Iowa Utilities Board requesting an increase in rates of approximately $26.6 million for its Iowa retail natural gas customers. As part of the filing, MidAmerican Energy requested an interim rate increase of approximately $20.4 million annually. The Iowa Utilities Board may adjust the requested interim amount and delay its implementation for up to ninety days. MidAmerican Energy expects the final rates, which may differ from the requested amount, to be implemented in early 2003.

     Environmental Matters -

     The U.S. Environmental Protection Agency, or EPA, and state environmental agencies have determined that contaminated wastes remaining at decommissioned manufactured gas plant facilities may pose a threat to the public health or the environment if these contaminants are in sufficient quantities and at sufficient concentrations as to warrant remedial action.

     MidAmerican Energy has evaluated or is evaluating 27 properties that were, at one time, sites of gas manufacturing plants in which it may be a potentially responsible party. The purpose of these evaluations is to determine whether waste materials are present, whether the materials constitute an environmental or health risk, and whether MidAmerican Energy has any responsibility for remedial action. MidAmerican Energy's estimate of the probable costs for these sites as of March 31, 2002, was $21 million. This estimate has been recorded as a liability and a regulatory asset for future recovery through the regulatory process. Refer to Note B(1) of Notes to Consolidated Financial Statements for further discussion of MidAmerican Energy's environmental activities related to manufactured gas plant sites and cost recovery.

     Although the timing of potential incurred costs and recovery of costs in rates may affect the results of operations in individual periods, management believes that the outcome of these issues will not have a material adverse effect on MidAmerican Energy's financial position or results of operations.

     In July 1997, the EPA adopted revisions to the National Ambient Air Quality Standards for ozone and a new standard for fine particulate matter. In February 2001, the United States Supreme Court upheld the constitutionality of the standards, though remanding the issue of implementation of the ozone standard to the EPA. The impact of the new standards on MidAmerican Energy is currently unknown. These standards could be superceded, in whole or in part, by a variety of multi-pollutant emission reduction proposals. Refer to Note B(2) of Notes to Consolidated Financial Statements for further discussion of this issue.

     In 2001, the state of Iowa passed legislation that, in part, requires rate-regulated utilities to develop a multi-year plan and budget for managing regulated emissions from their generating facilities in a cost-effective manner. MidAmerican Energy's proposed plan and associated budget (the Plan) was filed with the Iowa Utilities Board on April 1, 2002, in accordance with state law. Following a contested case proceeding, the Iowa Utilities Board is required to rule on the prudence of the Plan. MidAmerican Energy is required to file Plan updates at least every two years.

     The Plan provides MidAmerican Energy's projected air emission reductions considering current proposals being debated at the federal level and describes a coordinated long-range plan to achieve these air emission reductions. The Plan provides specific actions to be taken at each coal-fired generating facility and related costs and timing for each action.

     The Plan outlines $732.0 million in environmental investments to existing coal-fired generating units, some of which are jointly owned, over a nine-year period from 2002 through 2010. MidAmerican Energy's share of these investments is $546.6 million, $67.9 million of which is projected to be incurred during the 2002-2005 rate freeze period. The Plan also identifies expenses that will be incurred at the generating facilities to operate and maintain the environmental equipment installed as a result of the Plan.

     Following the expiration of the 2001 settlement agreement on December 31, 2005, MidAmerican Energy proposes the use of an adjustment mechanism for recovery of Plan costs, similar to the tracker mechanisms for cost recovery for Cooper Nuclear Station, renewable energy and energy efficiency expenditures that are presently part of MidAmerican Energy's electric regulated rates.

     Generating Capability -

     MidAmerican Energy is interconnected with Iowa and neighboring utilities and is involved in an electric power pooling agreement known as Mid-Continent Area Power Pool (MAPP). Each MAPP participant is required to maintain for emergency purposes a net generating capability reserve of at least 15% above its system peak demand.

     MidAmerican Energy believes it has adequate electric capacity reserve through 2003 and continues to manage its generating resources to ensure an adequate reserve in the future. MidAmerican Energy has announced plans to add a 500-megawatt natural gas-fired combined cycle unit to be completed in two phases between 2003 and 2005. An additional 900 megawatts of coal-fired generation is expected to be operational later this decade. However, significantly higher-than-normal temperatures during the cooling season could cause MidAmerican Energy's reserve to fall below the 15% minimum. If MidAmerican Energy fails to maintain the appropriate reserve, significant penalties could be contractually imposed by MAPP.

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

     Cooper Nuclear Station -

     Under a long-term power purchase contract with the Nebraska Public Power District, MidAmerican Energy purchases one-half of the output of Cooper. On April 1, 2002, the Nuclear Regulatory Commission (NRC) placed Cooper in its "Multiple Repetitive Degraded Cornerstone" category of the NRC's Reactor Oversight Process Action Matrix. As a result, the NRC will conduct extensive diagnostic inspections at Cooper, which are currently anticipated to be completed during the month of June 2002. MidAmerican Energy cannot, at this time, predict the outcome of the NRC inspections and their impact on the operation of Cooper. The Nebraska Public Power District has informed MidAmerican Energy that it is currently developing an improvement plan which it believes will address the issues that caused Cooper to be placed into this category.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     MidAmerican Funding, including MidAmerican Energy, is exposed to market risk from changes in factors such as the market price of certain commodities and interest rates. To manage the price volatility relating to these exposures, MidAmerican Funding enters into various financial derivative instruments. Senior management provides the overall direction, structure, conduct and control of MidAmerican Funding's risk management activities, including the use of financial derivative instruments, authorization and communication of risk management policies and procedures, strategic hedging program guidelines, appropriate market and credit risk limits, and appropriate systems for recording, monitoring and reporting the results of transactional and risk management activities. MidAmerican Funding regularly performs sensitivity analysis of its outstanding positions and adheres to strict value-at-risk parameters. MidAmerican Funding uses hedge accounting for derivative instruments pertaining to its natural gas purchasing, wholesale electricity activities, financing activities and preferred stock investing operations. Refer to Note E in Notes to Consolidated Financial Statements for further discussion of price risk and the accounting for derivative instruments.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

     MidAmerican Funding and its subsidiaries have no material legal proceedings except for the following:

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

     In response, MidAmerican Energy filed its answer and counterclaims. In its answer, MidAmerican Energy denied material allegations in the complaint. In its counterclaims, MidAmerican Energy sought declaratory judgments opposite to those that NPPD sought; and in addition, MidAmerican Energy sought declaratory judgments on earlier contingent versions of MidAmerican Energy's now operative counterclaims listed below at (1), (2), (4), (5), (6), (7), (8), (10) and (11).

     On October 6, 1999, the court rendered summary judgment for the Nebraska Public Power District on the above-mentioned issue concerning liability for decommissioning (issue (1) in the first paragraph, above) and the related contingent counterclaims filed by MidAmerican Energy (earlier versions of counterclaims identified as (1), (2), (5) and (6), below). The court referred all remaining issues in the case to mediation, and cancelled the November 1999 trial date.

     MidAmerican Energy appealed the court's summary judgment ruling. On December 12, 2000, the United States Court of Appeals for the Eighth Circuit reversed the ruling of the district court and granted summary judgment in favor of MidAmerican Energy on the earlier versions of MidAmerican Energy's counterclaims identified as (1) and (2) listed below; it remanded for trial MidAmerican Energy's counterclaims identified as (5) and (6), below; it also remanded for trial the Nebraska Public Power District's issues identified as (2) and (3) in the first paragraph, above, and on MidAmerican Energy's other undisposed-of counterclaims.

     After the remand to the  District  Court from the Eighth  Circuit  Court of
Appeals, the Nebraska Public Power District was granted permission, over MidAmerican Energy's objections, to file a second amended complaint. The second amended complaint asserted in the first four "causes of action" that MidAmerican Energy has unconditional liability for a 50% share of decommissioning costs based on alleged obligations other than those imposed on MidAmerican Energy by the power purchase agreement as originally written. The Nebraska Public Power District's post-remand contentions in those four "causes of action" were in summary: (i) the parties, without formal written agreement, either modified the power purchase agreement or made a separate agreement that imposes unconditional liability on MidAmerican Energy for decommissioning costs; (ii) MidAmerican Energy has unconditional liability for a 50% share of decommissioning costs based on quantum meruit and unjust enrichment; (iii) MidAmerican Energy has unconditional liability for a 50% share of decommissioning based on promissory estoppel; or (iv) the Nebraska Public Power District is entitled to have the power purchase agreement reformed to provide that MidAmerican Energy has unconditional liability for a 50% share of decommissioning costs. Also, the second amended complaint asserted three additional "causes of action" and sought declaratory judgment(s) that (v) Nebraska Public Power District properly invests revenues from the sale of Cooper's power and energy under the power purchase agreement and amounts it has collected for decommissioning costs of Cooper; (vi) absent an unconditional obligation of MidAmerican Energy to pay decommissioning costs, MidAmerican Energy is barred from receiving a refund of prepaid estimated decommissioning costs; and (vii) absent an unconditional obligation of MidAmerican Energy to pay estimated decommissioning costs, a declaration defining decommissioning costs is necessary. In response to the Nebraska Public Power District's second amended complaint, MidAmerican Energy filed its first amended answer and third amended counterclaims containing denials, several affirmative defenses, and the eleven counterclaims summarized below:

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

     Subsequent to the Nebraska Public Power District's filing of its second amended complaint, MidAmerican Energy filed a mandamus petition with the Eighth Circuit Court of Appeals seeking an order of that court directing the District Court not to permit the Nebraska Public Power District to pursue, at trial, the first four "causes of action" in the second amended complaint. The grounds of MidAmerican Energy's petition were that such four "causes of action" were foreclosed by the December 12, 2000, Eighth Circuit Court of Appeals decision. On April 3, 2002, the Eighth Circuit Court of Appeals granted the relief requested by MidAmerican Energy. Accordingly, Nebraska Public Power District will not be permitted to pursue the first four "causes of action" in the second amended complaint. However, the Nebraska Public Power District has filed a petition, with the Eighth Circuit Court of Appeals, for rehearing. MidAmerican Energy believes that its counterclaims (1) and (2) have now been resolved by the Eighth Circuit Court of Appeals. A trial is scheduled to begin on September 9, 2002, to determine: the Nebraska Public Power District's three "causes of action" identified generally above as (v), (vi) and (vii) and MidAmerican Energy's four counterclaims referenced above in (3), (4), (5) and (6). Current plans are for MidAmerican Energy's five counterclaims referenced above in (7),
(8), (9), (10) and (11) to be tried at a later time. However, the Court is currently re-examining such plans.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

(A)  EXHIBITS

     None

(B)  REPORTS ON FORM 8-K

     On February 8, 2002, MidAmerican Energy filed a Form 8-K, dated February 8, 2002, stating it had issued $400 million of 6.75% medium-term notes due 2031 and notified holders of its 7.98% Quarterly Income Preferred Securities that the securities would be redeemed on March 11, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                   MIDAMERICAN FUNDING, LLC
                                                  MIDAMERICAN ENERGY COMPANY
                                                  --------------------------
                                                         (Registrants)







Date  May 10, 2002                                /s/  Patrick J. Goodman
    --------------                                -----------------------------
                                                       Patrick J. Goodman
                                                   Vice President and Treasurer
                                                  of MidAmerican Funding, LLC
                                                  and Senior Vice President and
                                                    Chief Financial Officer of
                                                  MidAmerican Energy Company

                                  EXHIBIT INDEX

EXHIBIT NO.
-----------

     MidAmerican Energy
     ------------------

     15     Awareness Letter of Independent Accountants