Form 10-Q
period 2002-06-30
MIDAMERICAN ENERGY CO; MIDAMERICAN FUNDING LLC
filed 2002-08-14
CIK 928576, 1098296

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended JUNE 30, 2002
                                                 -------------

Commission      Registrant's Name, State of Incorporation,      IRS Employer
File Number            Address and Telephone Number           Identification No.
-----------            ----------------------------           ------------------

333-90553                MIDAMERICAN FUNDING, LLC                 47-0819200
                    (AN IOWA LIMITED LIABILITY COMPANY)
                         666 GRAND AVE. PO BOX 657
                          DES MOINES, IOWA 50303
                               515-242-4300

1-11505                MIDAMERICAN ENERGY COMPANY                 42-1425214
                          (AN IOWA CORPORATION)
                        666 GRAND AVE. PO BOX 657
                         DES MOINES, IOWA 50303
                              515-242-4300

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days. Yes  X     No
                                                  -----     -----

As of July 31, 2002, all of the member's equity of MidAmerican Funding, LLC was held by MidAmerican Energy Holdings Company.

As of July 31, 2002, all 70,980,203 outstanding shares of MidAmerican Energy Company's voting stock were held by its parent company, MHC Inc., a direct, wholly owned subsidiary of MidAmerican Funding, LLC.

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


                                TABLE OF CONTENTS

                     PART I. FINANCIAL INFORMATION                      PAGE NO.

ITEM 1.  Financial Statements

         Independent Accountants' Reports...............................    3

                           MidAmerican Energy Company

         Consolidated Statements of Income..............................    5
         Consolidated Balance Sheets....................................    6
         Consolidated Statements of Cash Flows..........................    7
         Notes to Consolidated Financial Statements.....................    8

                            MidAmerican Funding, LLC

         Consolidated Statements of Income..............................   15
         Consolidated Balance Sheets....................................   16
         Consolidated Statements of Cash Flows..........................   17
         Notes to Consolidated Financial Statements.....................   18

ITEM 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations................   23

                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings .............................................   40

ITEM 6.  Exhibits and Reports on Form 8-K...............................   43

Signatures..............................................................   44

Exhibit Index...........................................................   45

INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors and Shareholder
MidAmerican Energy Company
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Energy Company and subsidiaries (the Company) as of June 30, 2002, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 2002 and 2001, and the related consolidated statements of cash flows for the six-month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

Des Moines, Iowa
August 2, 2002

INDEPENDENT ACCOUNTANTS' REPORT


Board of Managers and Member
MidAmerican Funding, LLC
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Funding, LLC and subsidiaries (the Company) as of June 30, 2002, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 2002 and 2001, and the related consolidated statements of cash flows for the six-month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

Des Moines, Iowa
August 2, 2002

                           MIDAMERICAN ENERGY COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                  THREE MONTHS                 SIX MONTHS
                                                 ENDED JUNE 30,               ENDED JUNE 30,
                                          --------------------------    --------------------------
                                             2002           2001           2002           2001
                                          -----------    -----------    -----------    -----------
OPERATING REVENUES
Regulated electric ....................   $   325,810    $   316,500    $   632,588    $   634,990
Regulated gas .........................       126,070        161,648        346,127        635,191
Nonregulated ..........................       101,267        171,614        186,858        362,467
                                          -----------    -----------    -----------    -----------
                                              553,147        649,762      1,165,573      1,632,648
                                          -----------    -----------    -----------    -----------
OPERATING EXPENSES
Regulated:
  Cost of fuel, energy and capacity ...        72,868         60,406        145,317        126,206
  Cost of gas sold ....................        86,805        127,086        235,319        526,221
  Other operating expenses ............       107,592        105,433        206,191        201,885
  Maintenance .........................        31,751         31,156         60,696         58,946
  Depreciation and amortization .......        71,345         61,345        140,669        136,255
  Property and other taxes ............        19,295         18,543         36,589         35,817
                                          -----------    -----------    -----------    -----------
                                              389,656        403,969        824,781      1,085,330
                                          -----------    -----------    -----------    -----------
Nonregulated:
  Cost of sales .......................        93,305        164,829        172,410        347,597
  Other ...............................         4,597          4,350         10,226          8,531
                                          -----------    -----------    -----------    -----------
                                               97,902        169,179        182,636        356,128
                                          -----------    -----------    -----------    -----------
Total operating expenses ..............       487,558        573,148      1,007,417      1,441,458
                                          -----------    -----------    -----------    -----------

OPERATING INCOME ......................        65,589         76,614        158,156        191,190
                                          -----------    -----------    -----------    -----------

NON-OPERATING INCOME
Interest and dividend income ..........         2,831          3,763          5,277          8,288
Other, net ............................          (227)        (4,022)           (22)        (7,967)
                                          -----------    -----------    -----------    -----------
                                                2,604           (259)         5,255            321
                                          -----------    -----------    -----------    -----------

FIXED CHARGES
Interest on long-term debt ............        18,302         15,640         34,888         31,668
Other interest expense ................           883          2,570          1,708          3,747
Preferred dividends of subsidiary trust            --          1,995          1,574          4,052
Allowance for borrowed funds ..........          (669)          (261)        (1,265)          (753)
                                          -----------    -----------    -----------    -----------
                                               18,516         19,944         36,905         38,714
                                          -----------    -----------    -----------    -----------

INCOME BEFORE INCOME TAXES ............        49,677         56,411        126,506        152,797
INCOME TAXES ..........................        20,426         23,775         53,871         64,372
                                          -----------    -----------    -----------    -----------
NET INCOME ............................        29,251         32,636         72,635         88,425
PREFERRED DIVIDENDS ...................         1,430          1,268          2,278          2,507
                                          -----------    -----------    -----------    -----------

EARNINGS ON COMMON STOCK ..............   $    27,821    $    31,368    $    70,357    $    85,918
                                          ===========    ===========    ===========    ===========

        The accompanying notes are an integral part of these statements.

                           MIDAMERICAN ENERGY COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                 AS OF
                                                        -------------------------
                                                         JUNE 30,    DECEMBER 31,
                                                           2002          2001
                                                        -----------  ------------
                                                        (UNAUDITED)
ASSETS
UTILITY PLANT
Electric .............................................   $4,665,423   $4,598,372
Gas ..................................................      878,918      867,277
                                                         ----------   ----------
                                                          5,544,341    5,465,649
Less accumulated depreciation and amortization .......    2,935,195    2,847,979
                                                         ----------   ----------
                                                          2,609,146    2,617,670
Construction work in progress ........................      112,837       80,276
                                                         ----------   ----------
                                                          2,721,983    2,697,946
                                                         ----------   ----------

POWER PURCHASE CONTRACT ..............................       44,339       48,185
                                                         ----------   ----------

CURRENT ASSETS
Cash and cash equivalents ............................      240,853       20,020
Receivables ..........................................      165,725      119,740
Inventories ..........................................       71,221       83,339
Prepaid taxes ........................................       23,956       23,956
Other ................................................        7,691       10,962
                                                         ----------   ----------
                                                            509,446      258,017
                                                         ----------   ----------

INVESTMENTS AND NONREGULATED PROPERTY, NET ...........      280,340      272,230
REGULATORY ASSETS ....................................      211,738      221,120
OTHER ASSETS .........................................       58,828       80,394
                                                         ----------   ----------
TOTAL ASSETS .........................................   $3,826,674   $3,577,892
                                                         ==========   ==========

CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common shareholder's equity ..........................   $1,258,575   $1,219,057
MidAmerican Energy preferred securities, not subject
  to mandatory redemption ............................       31,759       31,759
Preferred securities, subject to mandatory redemption:
  MidAmerican Energy preferred securities ............           --       26,680
  MidAmerican Energy-obligated preferred securities
     of subsidiary trust holding solely MidAmerican
     Energy junior subordinated debentures ...........           --      100,000
Long-term debt (excluding current portion) ...........      952,815      656,740
                                                         ----------   ----------
                                                          2,243,149    2,034,236
                                                         ----------   ----------
CURRENT LIABILITIES
Notes payable ........................................           --       89,350
Current portion of long-term debt ....................      261,465      163,854
Current portion of power purchase contract ...........       17,398       17,398
Accounts payable .....................................      133,565      171,535
Taxes accrued ........................................       78,283       54,175
Interest accrued .....................................       22,307       11,709
Other ................................................       41,330       43,814
                                                         ----------   ----------
                                                            554,348      551,835
                                                         ----------   ----------
OTHER LIABILITIES
Power purchase contract ..............................        8,469        8,469
Deferred income taxes ................................      517,194      513,978
Investment tax credit ................................       59,084       61,292
Quad Cities Station decommissioning ..................      160,617      158,349
Regulatory liabilities ...............................       95,554       62,378
Other ................................................      188,259      187,355
                                                         ----------   ----------
                                                          1,029,177      991,821
                                                         ----------   ----------
TOTAL CAPITALIZATION AND LIABILITIES .................   $3,826,674   $3,577,892
                                                         ==========   ==========

        The accompanying notes are an integral part of these statements.

                           MIDAMERICAN ENERGY COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                   SIX MONTHS
                                                                 ENDED JUNE 30,
                                                             ----------------------
                                                               2002         2001
                                                             ---------    ---------
NET CASH FLOWS FROM OPERATING ACTIVITIES
Net income ...............................................   $  72,635    $  88,425
Adjustments to reconcile net income to net cash provided:
  Depreciation and amortization ..........................     141,229      136,481
  Deferred income taxes and investment tax credit, net ...       1,771       (8,239)
  Amortization of other assets ...........................      19,789       25,893
  Customer rate credits ..................................          --      (21,610)
  Cash outflow of accounts receivable securitization .....      (8,000)          --
  Impact of changes in working capital ...................     (28,343)       7,458
  Other ..................................................      18,416        5,977
                                                             ---------    ---------
    Net cash provided ....................................     217,497      234,385
                                                             ---------    ---------

NET CASH FLOWS FROM INVESTING ACTIVITIES
Utility construction expenditures ........................    (135,911)     (74,247)
Quad Cities Station decommissioning trust fund ...........      (4,150)      (4,150)
Nonregulated capital expenditures ........................        (381)      (1,845)
Other investing activities, net ..........................       3,328       (2,801)
                                                             ---------    ---------
  Net cash used ..........................................    (137,114)     (83,043)
                                                             ---------    ---------

NET CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid ...........................................     (32,278)     (92,507)
Issuance of long-term debt, net of issuance costs ........     391,236           --
Retirement of long-term debt, including reacquisition cost      (2,478)        (287)
Reacquisition of preferred securities ....................    (126,680)     (13,320)
Net decrease in notes payable ............................     (89,350)     (41,100)
                                                             ---------    ---------
  Net cash provided (used) ...............................     140,450     (147,214)
                                                             ---------    ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS ................     220,833        4,128
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .........      20,020        9,677
                                                             ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...............   $ 240,853    $  13,805
                                                             =========    =========

ADDITIONAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized ................   $  21,390    $  32,694
                                                             =========    =========
Income taxes paid ........................................   $  28,723    $ 107,217
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

     MidAmerican Energy estimates the range of possible costs for investigation, remediation and monitoring for the sites discussed above to be $20 million to $68 million. MidAmerican Energy's estimate of the probable cost for these sites as of June 30, 2002 was $20 million. The estimate consists of $2 million for investigation costs, $6 million for remediation costs, $10 million for ground water treatment and monitoring costs and $2 million for closure and administrative costs. This estimate has been recorded as a liability and a regulatory asset for future recovery. MidAmerican Energy projects that these amounts will be paid or incurred over the next 5 years.

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

     Although the timing of potential incurred costs and recovery of such costs in rates may affect the results of operations in individual periods, management believes that the outcome of these issues will not have a material adverse effect on MidAmerican Energy's financial position, results of operations or cash flows.

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

     While legislative action is necessary for the Clear Skies Initiative or other initiatives to become effective, MidAmerican Energy has implemented a planning process that forecasts the site-specific controls and actions required to meet emissions reductions of this nature. On April 1, 2002, in accordance with Iowa law passed in 2001, MidAmerican Energy filed with the Iowa Utilities Board its first multi-year plan and budget (the Plan) for managing regulated emissions from its generating facilities in a cost-effective manner. MidAmerican Energy expects the Iowa Utilities Board to rule on the prudence of the Plan in the fourth quarter of 2002.

C.  RATE MATTERS:

     Under a settlement agreement approved by the Iowa Utilities Board on December 21, 2001, MidAmerican Energy's Iowa retail electric rates in effect on December 31, 2000, are frozen through December 31, 2005. Additionally, the 2001 settlement agreement reinstates, with modifications, the revenue sharing provisions of the 1997 pricing plan settlement agreement, which expired on December 31, 2000. Under the 2001 settlement agreement, an amount equal to 50% of revenues associated with Iowa retail electric returns on equity between 12% and 14%, and 83.33% of revenues associated with Iowa retail electric returns on equity above 14%, in each year will be recorded as a regulatory liability to be used to offset a portion of the cost to Iowa customers of future generating plant investments. An amount equal to the regulatory liability will be recorded as a regulatory charge in depreciation and amortization expense when the liability is accrued. Interest expense is accrued on the portion of the regulatory liability related to prior years. Beginning in 2002, the liability is being relieved as it is credited against allowance for funds used during construction, or capitalized financing costs, associated with generating plant additions. As of June 30, 2002, the related regulatory liability reflected on the Consolidated Balance Sheet totaled $81.8 million.

     On October 19, 2001, MidAmerican Energy filed a petition with the Illinois Commerce Commission to increase its Illinois natural gas rates by $3.2 million annually. A final decision on the petition is required within eleven months of the date of filing.

     On March 15, 2002, MidAmerican Energy made a filing with the Iowa Utilities Board requesting an increase in rates of approximately $26.6 million for its Iowa retail natural gas customers. As part of the filing, MidAmerican Energy requested an interim rate increase of approximately $20.4 million annually. On June 12, 2002, the Iowa Utilities Board issued an order granting an interim rate increase of approximately $13.8 million annually, effective immediately and subject to refund with interest. On July 15, 2002, MidAmerican Energy and the Office of Consumer Advocate filed a proposed settlement agreement with the Iowa Utilities Board. The proposed settlement agreement provides for an increase in rates of $17.7 million annually for MidAmerican Energy's Iowa retail natural gas customers. The new rates would be effective for usage on and after the date the Iowa Utilities Board approves tariffs implementing the proposed settlement agreement and would be frozen for two years thereafter. MidAmerican Energy expects the Iowa Utilities Board's decision on approving the proposed settlement agreement in the fourth quarter of 2002.

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

     MidAmerican Energy uses natural gas and electric derivative instruments for trading purposes as defined by Emerging Issues Task Force (EITF) Issue No. 98-10 under strict value-at-risk guidelines outlined by senior management. Any unrealized gains or losses on such trading transactions are reported in earnings and were not material as of June 30, 2002. Trading revenues and costs are reported gross on the Consolidated Statements of Income.

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

F.  SEGMENT INFORMATION:

     MidAmerican Energy has identified four reportable operating segments based principally on management structure. The generation segment derives most of its revenue from the sale of regulated wholesale electricity and nonregulated wholesale and retail natural gas. The energy delivery segment derives its revenue principally from the sale and delivery of regulated retail electricity and natural gas, while the transmission segment obtains most of its revenue from the sale of transmission capacity. The marketing and sales segment receives its revenue principally from nonregulated retail sales of natural gas and electricity. Common operating costs, interest income, interest expense, income tax expense and equity in the net income or loss of investees are allocated to each segment.

     The following table provides MidAmerican Energy's operating revenues and income before income taxes on an operating segment basis (in thousands):

                                          Three Months                  Six Months
                                         Ended June 30,                Ended June 30,
                                   --------------------------    --------------------------
                                      2002           2001           2002           2001
                                   -----------    -----------    -----------    -----------
Revenues:
  External revenues -
     Generation ................   $   173,645    $   275,331    $   321,525    $   585,548
     Energy delivery ...........       353,178        338,569        779,120        941,556
     Transmission ..............         5,211          5,214         10,136         10,989
     Sales & marketing .........        21,113         30,648         54,792         94,555
                                   -----------    -----------    -----------    -----------
        Total ..................       553,147        649,762      1,165,573      1,632,648
                                   -----------    -----------    -----------    -----------

  Intersegment revenues -
     Generation ................       161,285        139,095        292,327        264,493
     Energy delivery ...........            --             --             --             --
     Transmission ..............        13,801         13,749         27,601         27,438
     Sales & marketing .........           776            572            776            704
                                   -----------    -----------    -----------    -----------
        Total ..................       175,862        153,416        320,704        292,635

  Intersegment eliminations ....      (175,862)      (153,416)      (320,704)      (292,635)
                                   -----------    -----------    -----------    -----------
     Consolidated ..............   $   553,147    $   649,762    $ 1,165,573    $ 1,632,648
                                   ===========    ===========    ===========    ===========


Income before income taxes:
  Generation ...................   $    26,307    $    40,680    $    41,173    $    70,314
  Energy delivery ..............        11,286          7,490         63,432         63,658
  Transmission .................        10,928          9,067         20,844         19,289
  Sales & marketing ............          (274)        (2,094)        (1,221)        (2,971)
                                   -----------    -----------    -----------    -----------
     Total .....................        48,247         55,143        124,228        150,290

  Preferred dividends ..........         1,430          1,268          2,278          2,507
                                   -----------    -----------    -----------    -----------
     Consolidated ..............   $    49,677    $    56,411    $   126,506    $   152,797
                                   ===========    ===========    ===========    ===========

                                                As of
                                      ---------------------------
                                       June 30,      December 31,
                                         2002           2001
                                      -----------    ------------
Total Assets:
    Generation ....................   $ 1,391,716    $ 1,282,677
    Energy delivery ...............     2,232,938      2,107,598
    Transmission ..................       237,661        226,251
    Sales & marketing .............        50,724         51,164
                                      -----------    -----------
       Total ......................     3,913,039      3,667,690
    Reclassifications and
       intersegment eliminations(a)       (86,365)       (89,798)
                                      -----------    -----------
    Consolidated ..................   $ 3,826,674    $ 3,577,892
                                      ===========    ===========

     (a) Reclassifications and intersegment eliminations relate principally to the reclassification of income tax balances in accordance with generally accepted accounting principles and the elimination of intersegment accounts receivables and payables.

G.  TOTAL COMPREHENSIVE INCOME:

     For the six months ended June 30, 2002 and 2001, MidAmerican Energy's total comprehensive income was $69.3 million and $92.3 million, respectively. For the three months ended June 30, 2002 and 2001, MidAmerican Energy's total comprehensive income was $27.3 million and $38.4 million, respectively. The differences from Earnings on Common Stock for the periods presented are due to the effective portion of net gains and losses on MidAmerican Energy's derivative instruments classified as cash flow hedges. Accumulated other comprehensive loss, net, which also includes recognition of the minimum pension liability adjustment, was $4.8 million and $3.8 million as of June 30, 2002, and December 31, 2001, respectively.

H.  SUBSEQUENT EVENT - POWER PURCHASE CONTRACT:

     On July 31, 2002,  MidAmerican  Energy and Nebraska  Public Power  District
(NPPD) signed an agreement on the restructuring of the power purchase contract for Cooper Nuclear Station (Cooper). Under the terms of the restructured contract, MidAmerican Energy will pay NPPD through December 31, 2004, scheduled amounts per unit for one-half of the accredited capacity of Cooper and the greater of one-half the energy from Cooper or a minimum guaranteed amount of energy representing 380 megawatts at an 85% capacity factor for the respective hours in each year. NPPD also paid MidAmerican Energy $39.1 million on August 1, 2002.

     In December 2000, MidAmerican Energy ceased contributing decommissioning funds to NPPD and maintained a separate fund for estimated Cooper decommissioning costs. Through June 30, 2002, $18.3 million had been accrued and retained by MidAmerican Energy in this separate fund. In conjunction with the power purchase contract restructuring, MidAmerican Energy plans to recognize the $39.1 million cash payment and the $18.3 million previously accrued for decommissioning into income based on the estimated energy expected to be received for the remainder of the contract.

     Finally, both parties agreed to release each other from any and all claims, past or present, each might have under the power purchase contract prior to being restructured and file to dismiss the litigation currently pending in U.S. District Court.

     Under the terms of MidAmerican Energy's power purchase contract with NPPD prior to its restructuring, MidAmerican Energy paid NPPD one-half of the fixed and operating costs of Cooper, excluding depreciation but including debt service, and MidAmerican Energy's share of the nuclear fuel cost, including Department of Energy disposal fees, based on energy delivered. In addition, prior to December 2000, MidAmerican Energy contributed toward payment of one-half of Cooper's projected decommissioning costs based on an assumed 2004 shutdown of the plant.
                                      -14-

                            MIDAMERICAN FUNDING, LLC
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                      THREE MONTHS                  SIX MONTHS
                                                     ENDED JUNE 30,               ENDED JUNE 30,
                                              --------------------------    --------------------------
                                                   2002          2001            2002           2001
                                              -----------    -----------    -----------    -----------

OPERATING REVENUES
Regulated electric ........................   $   325,810    $   316,500    $   632,588    $   634,990
Regulated gas .............................       126,070        161,648        346,127        635,191
Nonregulated ..............................       102,435        176,232        188,777        377,416
                                              -----------    -----------    -----------    -----------
                                                  554,315        654,380      1,167,492      1,647,597
                                              -----------    -----------    -----------    -----------
OPERATING EXPENSES
Regulated:
  Cost of fuel, energy and capacity .......        72,868         60,406        145,317        126,206
  Cost of gas sold ........................        86,805        127,086        235,319        526,221
  Other operating expenses ................       107,592        104,201        206,191        200,653
  Maintenance .............................        31,751         31,156         60,696         58,946
  Depreciation and amortization ...........        71,345         61,345        140,669        136,255
  Property and other taxes ................        19,295         18,543         36,589         35,817
                                              -----------    -----------    -----------    -----------
                                                  389,656        402,737        824,781      1,084,098
                                              -----------    -----------    -----------    -----------
Nonregulated:
  Cost of sales ...........................        93,500        167,740        172,736        360,091
  Other ...................................         6,342         15,229         13,779         30,309
                                              -----------    -----------    -----------    -----------
                                                   99,842        182,969        186,515        390,400
                                              -----------    -----------    -----------    -----------
  Total operating expenses ................       489,498        585,706      1,011,296      1,474,498
                                              -----------    -----------    -----------    -----------

OPERATING INCOME ..........................        64,817         68,674        156,196        173,099
                                              -----------    -----------    -----------    -----------

NON-OPERATING INCOME
Interest income ...........................         4,282          6,176          8,260         12,213
Dividend income ...........................           231            685            497          1,423
Marketable securities gains and losses, net          (306)           962         (3,524)        (1,276)
Other, net ................................         1,159            647          7,828         (3,135)
                                              -----------    -----------    -----------    -----------
                                                    5,366          8,470         13,061          9,225
                                              -----------    -----------    -----------    -----------
FIXED CHARGES
Interest on long-term debt ................        30,269         28,104         58,822         55,415
Other interest expense ....................           884          2,585          1,712          3,768
Preferred dividends of subsidiaries .......         1,430          3,263          3,852          6,558
Allowance for borrowed funds ..............          (669)          (261)        (1,265)          (753)
                                              -----------    -----------    -----------    -----------
                                                   31,914         33,691         63,121         64,988
                                              -----------    -----------    -----------    -----------

INCOME BEFORE INCOME TAXES ................        38,269         43,453        106,136        117,336
INCOME TAXES ..............................        15,564         21,699         45,003         56,270
                                              -----------    -----------    -----------    -----------
NET INCOME ................................   $    22,705    $    21,754    $    61,133    $    61,066
                                              ===========    ===========    ===========    ===========

        The accompanying notes are an integral part of these statements.

                            MIDAMERICAN FUNDING, LLC
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                   AS OF
                                                                         -------------------------
                                                                          JUNE 30,    DECEMBER 31,
                                                                            2002          2001
                                                                         -----------  -----------
                                                                         (UNAUDITED)
ASSETS
UTILITY PLANT
Electric ..............................................................   $4,665,423   $4,598,372
Gas ...................................................................      878,918      867,277
                                                                          ----------   ----------
                                                                           5,544,341    5,465,649
Less accumulated depreciation and amortization ........................    2,935,195    2,847,979
                                                                          ----------   ----------
                                                                           2,609,146    2,617,670
Construction work in progress .........................................      112,837       80,276
                                                                          ----------   ----------
                                                                           2,721,983    2,697,946
                                                                          ----------   ----------
POWER PURCHASE CONTRACT ...............................................       44,339       48,185
                                                                          ----------   ----------
CURRENT ASSETS
Cash and cash equivalents .............................................      247,915       20,270
Marketable securities, trading ........................................       10,053       20,743
Receivables ...........................................................      224,111      167,969
Inventories ...........................................................       71,221       83,339
Prepaid taxes .........................................................       23,956       23,956
Other .................................................................        8,839       12,640
                                                                          ----------   ----------
                                                                             586,095      328,917
                                                                          ----------   ----------

INVESTMENTS AND NONREGULATED PROPERTY, NET ............................      497,064      519,680
EXCESS OF COST OVER FAIR VALUE OF ASSETS ACQUIRED, NET ................    1,279,143    1,279,143
REGULATORY ASSETS .....................................................      211,738      221,120
OTHER ASSETS ..........................................................       58,936       80,481
                                                                          ----------   ----------
TOTAL ASSETS ..........................................................   $5,399,298   $5,175,472
                                                                          ==========   ==========

CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Member's equity .......................................................   $2,000,978   $1,974,605
MidAmerican Energy preferred securities, not subject to
   mandatory redemption ...............................................       31,759       31,759
Preferred securities, subject to mandatory redemption:
  MidAmerican Energy preferred securities .............................           --       26,680
  MidAmerican Energy-obligated preferred securities of subsidiary trust
    holding solely MidAmerican Energy junior subordinated debentures ..           --      100,000
Long-term debt (excluding current portion) ............................    1,653,234    1,357,782
                                                                          ----------   ----------
                                                                           3,685,971    3,490,826
                                                                          ----------   ----------
CURRENT LIABILITIES
Notes payable .........................................................        2,100       91,780
Current portion of long-term debt .....................................      284,798      187,187
Current portion of power purchase contract ............................       17,398       17,398
Accounts payable ......................................................      146,083      185,528
Taxes accrued .........................................................       80,636       61,269
Interest accrued ......................................................       38,412       27,813
Other .................................................................       42,068       44,762
                                                                          ----------   ----------
                                                                             611,495      615,737
                                                                          ----------   ----------
OTHER LIABILITIES
Power purchase contract ...............................................        8,469        8,469
Deferred income taxes .................................................      564,912      564,334
Investment tax credit .................................................       59,084       61,292
Quad Cities Station decommissioning ...................................      160,617      158,349
Regulatory liabilities ................................................       95,554       62,378
Other .................................................................      213,196      214,087
                                                                          ----------   ----------
                                                                           1,101,832    1,068,909
                                                                          ----------   ----------
TOTAL CAPITALIZATION AND LIABILITIES ..................................   $5,399,298   $5,175,472
                                                                          ==========   ==========

        The accompanying notes are an integral part of these statements.

                            MIDAMERICAN FUNDING, LLC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                          SIX MONTHS
                                                                        ENDED JUNE 30,
                                                                    ----------------------
                                                                      2002         2001
                                                                    ---------    ---------

NET CASH FLOWS FROM OPERATING ACTIVITIES
Net income ......................................................   $  61,133    $  61,066
Adjustments to reconcile net income to net cash provided:
  Depreciation and amortization .................................     141,781      154,243
  Deferred income taxes and investment tax credit, net ..........       1,004       (8,136)
  Amortization of other assets and liabilities ..................      18,288       23,622
  Customer rate credits .........................................          --      (21,610)
  Other-than-temporary declines in value of investments .........       2,913           --
  Income on equity investments ..................................      (6,388)      (2,961)
  (Gain) loss on sale of securities, assets and other investments          19       (1,367)
  Cash outflow of accounts receivable securitization ............      (8,000)          --
  Impact of changes in working capital ..........................     (33,706)       5,266
  Other .........................................................      18,279        8,726
                                                                    ---------    ---------
    Net cash provided ...........................................     195,323      218,849
                                                                    ---------    ---------

NET CASH FLOWS FROM INVESTING ACTIVITIES
Utility construction expenditures ...............................    (135,911)     (74,247)
Quad Cities Station decommissioning trust fund ..................      (4,150)      (4,150)
Nonregulated capital expenditures ...............................        (550)      (1,836)
Purchase of assets and long-term investments ....................          --       (2,218)
Proceeds from sale of available-for-sale securities .............       4,288           --
Notes receivable from affiliate .................................      21,532      (74,014)
Other investing activities, net .................................       4,715       (2,067)
                                                                    ---------    ---------
  Net cash used .................................................    (110,076)    (158,532)
                                                                    ---------    ---------

NET CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid ...........................................     (30,000)          --
Issuance of long-term debt, net of issuance costs ...............     391,236      198,150
Retirement of long-term debt, including reacquisition cost ......      (2,478)    (200,287)
Reacquisition of preferred securities ...........................    (126,680)     (13,320)
Net decrease in notes payable ...................................     (89,680)     (41,100)
                                                                    ---------    ---------
  Net cash provided (used) ......................................     142,398      (56,557)
                                                                    ---------    ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS .......................     227,645        3,760
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ................      20,270       10,018
                                                                    ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ......................   $ 247,915    $  13,778
                                                                    =========    =========

ADDITIONAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized .......................   $  45,939    $  57,513
                                                                    =========    =========
Income taxes paid ...............................................   $  23,969    $  96,588
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

F.  SEGMENT INFORMATION:

     MidAmerican Funding has identified four reportable operating segments based principally on management structure. The generation segment derives most of its revenue from the sale of regulated wholesale electricity and nonregulated wholesale and retail natural gas. The energy delivery segment derives its revenue principally from the sale and delivery of regulated retail electricity and natural gas, while the transmission segment obtains most of its revenue from the sale of transmission capacity. The marketing and sales segment receives its revenue principally from nonregulated retail sales of natural gas and electricity. Common operating costs, interest income, interest expense, income tax expense and equity in the net income or loss of investees are allocated to each segment.

     The following table provides MidAmerican Funding's operating revenues and income before income taxes on an operating segment basis (in thousands):


                                     Three Months                   Six Months
                                    Ended June 30,                Ended June 30,
                              --------------------------    --------------------------
                                 2002           2001           2002           2001
                              -----------    -----------    -----------    -----------
Revenues:
  External revenues -
    Generation ............   $   173,645    $   275,331    $   321,525    $   585,548
    Energy delivery .......       353,178        338,569        779,120        941,556
    Transmission ..........         5,211          5,214         10,136         10,989
    Sales & marketing .....        21,113         30,648         54,792         94,555
    Other (a) .............         1,168          4,618          1,919         14,949
                              -----------    -----------    -----------    -----------
       Total ..............       554,315        654,380      1,167,492      1,647,597
                              -----------    -----------    -----------    -----------

  Intersegment revenues -
    Generation ............       161,285        139,095        292,327        264,493
    Energy delivery .......            --             --             --             --
    Transmission ..........        13,801         13,749         27,601         27,438
    Sales & marketing .....           776            572            776            704
    Other (a) .............            --             30             --             61
                              -----------    -----------    -----------    -----------
       Total ..............       175,862        153,446        320,704        292,696

  Intersegment eliminations      (175,862)      (153,446)      (320,704)      (292,696)
                              -----------    -----------    -----------    -----------
    Consolidated ..........   $   554,315    $   654,380    $ 1,167,492    $ 1,647,597
                              ===========    ===========    ===========    ===========

Income before income taxes:
  Generation ..............   $    26,307    $    40,680    $    41,173    $    70,314
  Energy delivery .........        11,286          7,490         63,432         63,658
  Transmission ............        10,928          9,067         20,844         19,289
  Sales & marketing .......          (274)        (2,094)        (1,221)        (2,971)
  Other (a) ...............        (9,978)       (11,690)       (18,092)       (32,954)
                              -----------    -----------    -----------    -----------
     Total ................   $    38,269    $    43,453    $   106,136    $   117,336
                              ===========    ===========    ===========    ===========

                                             As of
                                    --------------------------
                                     June 30,     December 31,
                                       2002           2001
                                    -----------   ------------
Total Assets(b):
  Generation ....................   $ 2,319,609    $ 2,210,569
  Energy delivery ...............     2,500,111      2,374,771
  Transmission ..................       321,839        310,429
  Sales & marketing .............        50,724         51,164
  Other (a) .....................       510,626        506,331
                                    -----------    -----------
     Total ......................     5,702,909      5,453,264
  Reclassifications and
     intersegment eliminations(c)      (303,611)      (277,792)
                                    -----------    -----------
  Consolidated ..................   $ 5,399,298    $ 5,175,472
                                    ===========    ===========

     (a) Other includes the combined amounts for all segments that do not meet the requirements for being a reportable segment. It includes MidAmerican Capital, Midwest Capital, MidAmerican Services, MEC Construction and amounts of the parent companies.

     (b) Total assets by operating segment reflect the assignment of goodwill to applicable reporting units in accordance with SFAS No. 142. Refer to Note I for further discussion of SFAS No. 142 and the assignment of goodwill.

     (c) Reclassifications and intersegment eliminations relate principally to the reclassification of income tax balances in accordance with generally accepted accounting principles and the elimination of intersegment accounts receivables and payables.

G.  TOTAL COMPREHENSIVE INCOME:

     Total comprehensive income for MidAmerican Funding is shown in the table below. The differences from Net Income to total comprehensive income for MidAmerican Funding are due to unrealized holding gains and losses of marketable securities during the periods and the effective portion of net gains and losses of derivative instruments classified as cash flow hedges. Accumulated other comprehensive loss, net, which is a component of common equity and also includes recognition of the minimum pension liability adjustment, was $5.4 million and $0.6 million as of June 30, 2002, and December 31, 2001, respectively.

                                         Three Months            Six Months
                                        Ended June 30,         Ended June 30,
                                     --------------------   --------------------
                                       2002        2001       2002        2001
                                     --------    --------   --------    --------

Net Income ........................  $ 22,705    $ 21,754   $ 61,133    $ 61,066
Other Comprehensive Income (Loss) -
  Marketable securities ...........    (1,174)      7,004     (3,694)      2,239
  Cash flow hedges ................      (528)      1,110     (1,066)      6,396
                                     --------    --------   --------    --------
Total Comprehensive Income ........  $ 21,003    $ 29,868   $ 56,373    $ 69,701
                                     ========    ========   ========    ========

H.  SUBSEQUENT EVENT - POWER PURCHASE CONTRACT:

     Refer to Note H of MidAmerican Energy's Notes to Consolidated Financial Statements for information regarding MidAmerican Funding's subsequent event.

I.  EXCESS OF COST OVER FAIR VALUE OF ASSETS ACQUIRED, NET:

     On January 1, 2002, MidAmerican Funding adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which dictates the accounting for acquired goodwill and other intangible assets. SFAS No. 142 requires that amortization of goodwill and indefinite-lived intangible assets be discontinued and that entities disclose net income for prior periods adjusted to exclude such amortization and related income tax effects, as well as a reconciliation from the originally reported net income to the adjusted net income. MidAmerican Funding's related amortization consisted solely of goodwill amortization, which had no income tax effect. Following is a reconciliation of net income as originally reported for the periods ended June 30, 2001, to adjusted net income (in thousands):

                                          Three      Six
                                          Months    Months
                                         -------   -------
     Net income as originally reported   $21,754   $61,066
     Goodwill amortization ...........     8,604    17,206
                                         -------   -------
     Net income as adjusted ..........   $30,358   $78,272
                                         =======   =======

     MidAmerican Funding has completed the initial goodwill impairment test as required by SFAS No. 142, and no impairment was indicated. As of January 1, 2002, and June 30, 2002, goodwill has been assigned to MidAmerican Funding's reportable segments as follows (in thousands):

     Generation ........   $  927,892
     Energy delivery ...      267,173
     Transmission ......       84,178
     Sales & marketing..           --
                           ----------
                           $1,279,243
                           ==========

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

                              RESULTS OF OPERATIONS
                              ---------------------

REGULATED GROSS MARGIN

     Regulated Electric Gross Margin -

                                            Three Months       Six Months
                                           Ended June 30,    Ended June 30,
                                           --------------    --------------
                                           2002     2001     2002     2001
                                           ----     ----     ----     ----
                                                    (In millions)
     Operating revenues ..............     $326     $316     $633     $635
     Cost of fuel, energy and capacity       73       60      145      126
                                           ----     ----     ----     ----
       Electric gross margin .........     $253     $256     $488     $509
                                           ====     ====     ====     ====

     Electric gross margin for the second quarter of 2002 decreased $3 million compared to the second quarter of 2001. MidAmerican Energy's gross margin on wholesale sales decreased $10.6 million due to a decline in prices. The price declines were somewhat offset by a 14.0% increase in wholesale sales volumes compared to the 2001 quarter. Wholesale sales are the sales of energy to other utilities, municipalities and marketers outside of MidAmerican Energy's delivery system.

     Temperature conditions during the three months ended June 30, 2002, were more extreme than in the second quarter of 2001, resulting in an $8 million increase in electric margin. Other usage factors not dependent on weather increased electric margin by $12.7 million compared to the second quarter of 2001, while a decrease in the average retail rate reduced electric margin by $0.8 million. In total, retail electric sales volumes increased 7.5% for the three months ended June 30, 2002.

     Electric revenues from the recovery of energy efficiency program costs decreased $5.3 million compared to the quarter ended June 30, 2001. The decrease in the second quarter of 2002 was due to completion in the third quarter of 2001 of the final recovery phase for deferred energy efficiency costs. Deferred energy efficiency costs were costs previously incurred by MidAmerican Energy, which, in accordance with rate treatment, were not charged to expense until recovery from customers began. Recovery of deferred energy efficiency costs occurred over a four-year period from the date collection began for each phase. Changes in these revenues are substantially matched with corresponding changes in other operating expenses.

     MidAmerican Energy sells and purchases electric capacity. The net margin from those sales and purchases decreased $3.7 million compared to the second quarter of 2001. Additionally, a change in the mix of fuel sources increased fuel costs related to Iowa retail electric sales by $2.5 million, further reducing electric margin relative to the three months ended June 30, 2001.

     For the six months ended June 30, 2002, compared to the first six months of 2001, electric gross margin decreased $21 million. MidAmerican Energy's gross margin on wholesale sales decreased $17.6 million compared to the first six months of 2001 due to price declines. The impact of price declines was partially offset by a 13.4% increase in wholesale sales volumes.

     Electric revenues from the recovery of energy efficiency program costs decreased $10.9 million compared to the six months ended June 30, 2001. As discussed above, changes in these revenues are substantially matched with corresponding changes in other operating expenses.

     MidAmerican Energy's net margin from sales and purchases of electric capacity decreased $7.6 million compared to the first six months of 2001. Gains from sales of emission allowances decreased

$3.2 million due to a gain on a sale in the six-month period ended June 30, 2001. Transmission revenues decreased $1.2 million for the 2002 six-month period. Additionally, fuel costs related to Iowa retail sales increased $4.1 million, reducing electric margin for the first six months of 2002, due to a change in the mix of fuel sources compared to the first six months of 2001.

     Electricity usage factors not dependent on weather increased electric margin by $18.7 million compared to the first six months of 2001. Temperature conditions had little impact on electric gross margin due to milder conditions in the first quarter of 2002 and more extreme conditions in the second quarter of 2002 compared to the respective 2001 periods. An increase in the average retail rate increased electric margin by $5.4 million. In total, retail electric sales volumes increased 3.0% for the six months ended June 30, 2002.

     Regulated Gas Gross Margin -

                                Three Months         Six Months
                               Ended June 30,       Ended June 30,
                               --------------       --------------
                               2002      2001       2002      2001
                               ----      ----       ----      ----
                                          (In millions)
     Operating revenues......  $126      $162       $346      $635
     Cost of gas sold........    87       127        235       526
                               ----      ----       ----      ----
       Gas gross margin......  $ 39      $ 35       $111      $109
                               ====      ====       ====      ====

     Regulated gas revenues include purchase gas adjustment clauses through which MidAmerican Energy is allowed to recover the cost of gas sold from most of its gas utility customers. Consequently, fluctuations in the cost of gas sold do not affect gross margin or net income because revenues reflect comparable fluctuations through the purchase gas adjustment clauses. A decrease in the per-unit cost of gas compared to 2001 decreased revenues and cost of gas sold by approximately $33 million for the second quarter of 2002 and $230 million for the first six months of 2002.

     Temperature conditions during the three months ended June 30, 2002, were more extreme than those in the second quarter of 2001, resulting in a $3 million increase in gas gross margin. Other usage factors increased gross margin by $2.8 million compared to the second quarter of 2001. Total retail gas sales volumes increased 27.8% for the three months ended June 30, 2002.

     A decrease in revenues from the recovery of energy efficiency costs reduced gas margin by $0.8 million compared to the three months ended June 30, 2001. Refer to the "Regulated Electric Gross Margin" section above for a discussion of energy efficiency revenues.

     Gas gross margin also increased due to an increase in rates for South Dakota customers. On February 20, 2002, the South Dakota Public Utility Commission approved a settlement agreement allowing increased natural gas rates of $3.1 million annually, effective immediately. Refer to the "Rate Matters" discussion in the "Liquidity and Capital Resources" section of MD&A for comments on the Iowa gas rate proceeding.

     Compared to the first six months of 2001, gas gross margin increased $2 million. Milder temperature conditions in the first quarter of 2002 compared to the first six months of 2001, offset partially by the temperature conditions of the second quarter, resulted in a $6 million reduction in gas gross margin. Other usage factors not dependent on weather increased gas margin by $10.3 million. An increase in the average retail rate, due in part to the rate increases discussed above, increased gas margin by $0.4 million compared to the first six months of 2001.

     A decrease in revenues from the recovery of energy efficiency costs reduced gas margin by $2.4 million compared to the six months ended June 30, 2001.

REGULATED OPERATING EXPENSES

     Regulated other operating expenses for the second quarter of 2002 increased $2.2 million for MidAmerican Energy and $3.4 million for MidAmerican Funding compared to the second quarter of 2001. Significant items contributing to the variances were increases of $5.1 million in pension and other postretirement costs and $3.6 million in Cooper Nuclear Station costs. The increases were partially offset by a $4.1 million decrease in amortization of energy efficiency program costs and a $1.5 million decrease in the provision for uncollectible accounts receivable. Refer to the "Regulated Electric Gross Margin" section for discussion regarding energy efficiency costs. MidAmerican Funding's regulated other operating expenses for the 2001 quarter include a reduction for the amortization of a purchase accounting adjustment related to MidAmerican Funding's 1999 merger.

     Regulated other operating expenses for the six months ended June 30, 2002, increased $4.3 million for MidAmerican Energy and $5.5 million for MidAmerican Funding compared to the 2001 period. The more significant increases included $9.6 million in pension and other postretirement costs, $4.2 million in Cooper Nuclear Station costs, $3.6 million for health care and other benefit costs and $2.3 million in property and liability insurance due to greater premium refunds in the 2001 period. The increase in pension and postretirement costs is due principally to a change in the assumed discount rate beginning in the fourth quarter of 2001. Pension and postretirement costs for the twelve months ended December 31, 2001, were adjusted when the assumed discount rate was changed. Accordingly, the amounts recorded in the first three quarters of 2001 are not representative of the annual pension and postretirement expense for 2001. The increases in other operating expenses were partially offset by a $10.0 million decrease in amortization of energy efficiency program costs, a $2.8 million decrease in the provision for uncollectible accounts receivable and a number of less substantive decreases. MidAmerican Funding's regulated other operating expenses for the 2001 period include a reduction for the amortization of a purchase accounting adjustment related to the 1999 merger.

     Maintenance expenses increased $0.6 million for the three months ended June 30, 2002, and $1.8 million for the six months ended June 30, 2002, compared to the respective 2001 periods due primarily to fossil-fuel generation maintenance expenses. Decreases in electric distribution maintenance expenses and Quad Cities Station maintenance costs partially offset the increases.

     Depreciation and amortization expense increased $10.0 million compared to the second quarter of 2001 due to a $5.8 million increase in the regulatory charge related to the establishment of a regulatory liability for the electric revenue sharing arrangement in Iowa and an increase in utility plant depreciation. The increase in utility plant depreciation includes a $3.4 million adjustment for a change in the estimated useful life of general utility plant assets. Depreciation and amortization expense increased $4.4 million compared to the first six months of 2001 due to an increase in utility plant depreciation, including the adjustment discussed previously.

NONREGULATED GROSS MARGIN

                                          Three Months            Six Months
                                         Ended June 30,         Ended June 30,
                                       -------------------   -------------------
                                         2002       2001       2002       2001
                                       --------   --------   --------   --------
                                                   (In millions)
MidAmerican Energy -
  Operating revenues .............     $  101.3   $  171.6   $  186.9   $  362.5
  Cost of sales ..................         93.3      164.8      172.4      347.6
                                       --------   --------   --------   --------
       Gross margin ..............     $    8.0   $    6.8   $   14.5   $   14.9
                                       ========   ========   ========   ========


MidAmerican Funding Consolidated -
  Operating revenues .............     $  102.4   $  176.2   $  188.8   $  377.4
  Cost of sales ..................         93.5      167.7      172.7      360.1
                                       --------   --------   --------   --------
       Gross margin ..............     $    8.9   $    8.5   $   16.1   $   17.3
                                       ========   ========   ========   ========

     MidAmerican Energy -

     Nonregulated revenues and cost of sales consist substantially of nonregulated natural gas marketing operations. The nonregulated natural gas marketing operations include wholesale and retail activities. Approximately 72% of the nonregulated natural gas revenues for the six months ended June 30, 2002, are related to wholesale sales.

     Gross margin for MidAmerican Energy's nonregulated natural gas operations decreased $1.8 million to $1.0 million for the second quarter of 2002. The decline in gross margin was due to a decrease in the margin per unit and sales volumes. Revenues from nonregulated natural gas marketing operations decreased $70.4 million compared to the second quarter of 2001 to $90.7 million for the second quarter of 2002. A decrease in the average price per unit sold, reflective of a 26% decrease in the average cost of gas, resulted in a $32.3 million decrease in revenues. Sales volumes decreased 8 million MMBtus (24%) resulting in a $38.1 million decrease in revenues. Cost of sales decreased $68.7 million to $89.7 million for the three months ended June 30, 2002, due to the decreases in the per-unit cost of gas sold and sales volumes.

     Gross margin for MidAmerican Energy's nonregulated natural gas operations decreased $3.7 million to $2.3 million for the first six months of 2002. The decline in gross margin reflects a decrease in margin per unit and sales volumes. Revenues from nonregulated natural gas operations decreased $171.2 million to $170.2 million for the first six months of 2002. A decrease in the average price per unit sold, reflective of a 46% decrease in the average cost of gas, accounted for $148.9 million of the decrease in revenues. Sales volumes decreased 4 million MMBtus (7%) resulting in a $22.3 million decrease in revenues. Cost of sales decreased $167.5 million to $167.9 million for the six months ended June 30, 2002, due to the decreases in the per-unit cost of gas sold and sales volumes.

     Nonregulated revenues for the second quarter of 2001 include $2.6 million from MidAmerican Energy's market access service project. Related costs of sales totaled $2.1 million. The pilot project, which concluded in May 2001, allowed larger Iowa customers that were participating in the project to choose their electric power supplier. MidAmerican Energy's revenues from project participants related to non-supply services, such as distribution and transmission, are reflected in regulated electric revenues. For the six months ended June 30, 2001, revenues from the market access service project totaled $6.2 million, and related costs of sales totaled $5.4 million.

     All retail customers in Illinois are allowed to select their electric power supplier. For the three months ended June 30, 2002, compared to the three months ended June 30, 2001, related nonregulated retail revenues decreased $0.7 million to $2.5 million, and related cost of sales decreased $3.2 million to $0.3 million, resulting in a $2.4 million increase in gross margin. For the six months ended June 30, 2002, compared to the six months ended June 30, 2001, revenues decreased $2.4 million to $4.4 million, and related cost of sales decreased $5.0 million to $0.4 million, resulting in a $2.6 million increase in gross margin.

     MidAmerican Energy's nonregulated revenues in the second quarter of 2002 include $1.8 million of pre-tax income from an award for successful performance under an incentive gas procurement program. A similar award of $2.1 million was recorded in the second quarter of 2001.

     Additionally, revenues for the first six months of 2002 include $1.2 million for emergency storm restoration work performed outside of MidAmerican Energy's service territory during the first quarter of 2002. Related costs are reflected in "Nonregulated Operating Expenses: Other".

     MidAmerican Funding:

     During 2001, a subsidiary of MidAmerican Capital had nonregulated natural gas marketing operations. For the second quarter of 2001, those operations had revenues and costs of sales totaling $2.2 million and $1.9 million, respectively. For the six months ended June 30, 2001, related revenues and costs of sales totaled $11.1 million and $11.2 million, respectively. All contracts of that subsidiary have terminated.

NONREGULATED OPERATING EXPENSES:  OTHER

     MidAmerican Energy -

     Nonregulated other operating expenses increased $1.7 million for the six months ended June 30, 2002, due largely to $1.0 million of costs related to the emergency storm restoration work discussed above.

     MidAmerican Funding -

     MidAmerican Funding's nonregulated other operating expenses, inclusive of MidAmerican Energy amounts, decreased $8.9 million and $16.5 million for three months and six months ended June 30, 2002, respectively, compared to the 2001 periods. MidAmerican Funding's goodwill is no longer being amortized as a result of the adoption of Statement of Financial Accounting Standards (SFAS) No. 142 on January 1, 2002. Amortization of MidAmerican Funding's goodwill totaled $8.6 million for the second quarter of 2001 and $17.2 million first six months of 2001.

INTEREST AND DIVIDEND INCOME

     MidAmerican Energy -

     The decreases in interest income compared to the 2001 periods presented were due principally to decreases in interest income on a note receivable related to MidAmerican Energy's accounts receivable sold. Related interest income decreased $2.2 million for the quarter and $4.8 million for the six months ended June 30, 2002. The decreases related to the note receivable were partially offset by MidAmerican Energy's favorable cash position due to the issuance of $400 million of medium-term notes in February 2002.

     MidAmerican Funding -

     Dividend income decreased due to partial liquidation of the preferred stock investment portfolio in the past twelve months.

MARKETABLE SECURITIES GAINS AND LOSSES, NET

     MidAmerican Funding -

     Net losses on marketable securities increased $1.3 million for the second quarter of 2002 and $2.2 million for the six-month period ended June 30, 2002, compared to the respective 2001 periods. The decrease for the second quarter of 2002 includes a $0.7 million decrease for unrealized losses on trading securities. In the first quarter of 2002, MidAmerican Capital recorded a $2.9 million loss related to other-than-temporary declines in two of its common stock investments. The first quarter of 2001 includes a $2.4 million pre-tax loss related to the re-characterization of marketable securities to "trading" as allowed by Statement of Financial Accounting Standards No. 133.

OTHER, NET

     MidAmerican Energy -

     MidAmerican Energy's Other, Net, which includes a number of non-operating income and deduction items, reduced Non-Operating Income by $0.2 million for the three months ended June 30, 2002, and $4.0 million for the three months ended June 30, 2001. Other, Net reduced Non-Operating Income by $22,000 for the six-month period ended June 30, 2002, and $8.0 million for the six-month period ended June 30, 2001.

     Other, Net includes a discount on sold accounts receivable, net of a subservicer fee charged to MidAmerican Energy Funding Corporation for servicing the accounts. The discount is designed to cover the expenses of MidAmerican Energy Funding Corporation, including bad debt expense, subservicer fees, monthly administrative costs and interest. The discount is recorded in Other, Net because it is not reflected in utility cost of service for regulatory purposes. The discount, net of the subservicer fee, reduced Other, Net by $1.6 million and $3.3 million in the second quarter of 2002 and 2001, respectively, and by $2.9 million and $8.8 million for the six-month periods ended June 30, 2002 and 2001, respectively.

     As a regulated public utility, MidAmerican Energy is allowed to capitalize, and record as income, a cost of construction for equity funds used, based on guidelines set forth by the Federal Energy Regulatory Commission. Accordingly, Other, Net includes income for the allowance on equity funds used during construction of $2.1 million and $3.3 million for the three months and six months ended June 30, 2002, respectively.

     Other, Net for the first six months of 2001 also reflects a $1.4 million gain on the sale of MidAmerican Energy rail cars.

     MidAmerican Funding -

     Other, Net for MidAmerican Funding, including MidAmerican Energy amounts, increased Non-Operating Income by $1.2 million for the three months ended June 30, 2002, and $0.6 million for the three months ended June 30, 2001. Other, Net increased Non-Operating Income by $7.8 million for the six months ended June 30, 2002, and reduced it by $3.1 million for the comparable period in 2001.

     Income from MidAmerican Capital's equity investments totaled $0.7 million for the second quarter of 2002 compared to $3.2 million for the second quarter of 2001. The 2001 quarter reflects $2.3 million of income related to a gain on a common stock distribution by one of MidAmerican Capital's venture capital fund investments. Income from MidAmerican Capital's equity investments totaled $6.0 million for the six-month period ended June 30, 2002, and $3.0 million for six months ended June 30, 2001. During the first quarter of 2002, MidAmerican Capital received a distribution of common stock held by one of its venture capital fund investments and recognized $5.3 million of income.

     Additionally, MidAmerican Funding recorded $0.4 million of income in the first quarter of 2002 for a distribution related to MidAmerican Capital's investments in energy projects.

FIXED CHARGES AND PREFERRED DIVIDENDS

     MidAmerican Energy -

     The increase in interest on long-term debt was due to interest on $400 million of MidAmerican Energy medium-term notes issued in February 2002, net of the impact of debt maturities in 2001 and lower variable interest rates in 2002.

     Other interest expense decreased for three months and six months ended June 30, 2002, compared to the respective 2001 periods due principally to interest in the second quarter of 2001 related to an income tax audit payable. Additionally, other interest expense decreased due to a reduction in short-term debt outstanding at MidAmerican Energy. Other interest expense increased for interest on a regulatory liability associated with the electric revenue sharing arrangement in Iowa.

     MidAmerican Energy's preferred dividends of its subsidiary trust decreased due to the reacquisition of all of the related preferred securities on March 11, 2002. Dividends for MidAmerican Energy's preferred securities, which are reflected after Net Income for MidAmerican Energy, decreased due to preferred securities reacquired in May and November 2001 and May 2002. Preferred dividends for the three months and six months ended June 30, 2002 reflect a $0.6 million loss on reacquisition of preferred securities.

     MidAmerican Funding -

     MidAmerican Funding also retired $200 million of long-term debt and issued $200 million of long-term debt in the first quarter of 2001, resulting in an increase in interest on long-term debt for the first six months of 2002. Interest expense was reduced in the first quarter of 2001 due to the period of time between the retirement of the former debt series and the issuance of the current debt series. Interest expense for the first six months of 2002 reflects a full six months of interest expense for the new series of debt, which has a higher interest rate than the previous debt.

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

     As reflected on the Consolidated Statements of Cash Flows, MidAmerican Energy's net cash provided from operating activities was $217 million and $234 million for the six months ended June 30, 2002 and 2001, respectively.
MidAmerican Funding's net cash provided from operating activities was $195 million and $219 million for the six months ended June 30, 2002 and 2001, respectively.

INVESTING ACTIVITIES AND PLANS

     Utility Construction Expenditures -

     MidAmerican Energy's primary need for capital is utility construction expenditures. For the first six months of 2002, utility construction expenditures totaled $136 million, including allowance for funds used during construction, or capitalized financing costs, and Quad Cities Station nuclear fuel purchases. All such expenditures were met with cash generated from utility operations, net of dividends.

     Forecasted utility construction expenditures, including allowance for funds used during construction are $382 million for 2002 and $1.614 billion for 2003 through 2006. Capital expenditure needs are reviewed regularly by management and may change significantly as a result of such reviews. Through 2007, MidAmerican Energy plans to develop and construct two electric generating plants in Iowa. Participation by others in a portion of the second plant is being discussed. Excluding amounts related to any others who may participate in the second plant, MidAmerican Energy expects to invest approximately $1.2 billion in the two plants, including the cost of related transmission facilities and allowance for funds used during construction. The two plants may provide up to 950 megawatts of generating capacity for MidAmerican Energy depending on management's on-going assessment of needs and related factors.

     The first project is a 500-megawatt natural gas-fired combined cycle unit with an estimated cost of $415 million. MidAmerican Energy has received a certificate from the Iowa Utilities Board allowing it to construct the plant. In accordance with an Iowa law passed in 2001, MidAmerican Energy sought Iowa Utilities Board approval for the ratemaking principles that will govern recovery of costs related to construction of the plant. On May 29, 2002, the Iowa Utilities Board issued an order that provides the ratemaking principles for the gas-fired plant. As a result of that order, MidAmerican Energy is proceeding with the construction of the plant. It is anticipated that the first phase of the project will be completed in 2003 with the remainder being completed in 2005. MidAmerican Energy expects to make filings for a certificate and approval of ratemaking principles for the second project during the third quarter of 2002.

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

     Amounts related to Cooper decommissioning are reflected in Other Operating Expenses in the Consolidated Statements of Income. In July 1997, the Nebraska Public Power District filed a lawsuit in United States District Court for the District of Nebraska naming MidAmerican Energy as the defendant and seeking a declaration of MidAmerican Energy's rights and obligations in connection with Cooper nuclear decommissioning funding. As a result of a restructuring of the power purchase contract between MidAmerican Energy and the Nebraska Public Power District, MidAmerican Energy will no longer be accruing for decommissioning costs. Refer to Part II, Item 1, "Legal Proceedings" of this Form 10-Q for further discussion of the litigation and to Note H of MidAmerican Energy's Notes to Financial Statements for a discussion of the contract restructuring.

     Quad Cities Station decommissioning costs charged to Iowa customers are included in base rates, and recovery of increases in those amounts must be sought through the normal ratemaking process.

FINANCING ACTIVITIES, PLANS AND AVAILABILITY

     Debt Authorizations and Credit Facilities -

     MidAmerican Energy has authority from the Federal Energy Regulatory Commission to issue through April 14, 2003 short-term debt in the form of commercial paper and bank notes aggregating $500 million. MidAmerican Energy currently has in place a $370.4 million revolving credit facility that supports its $250 million commercial paper program and its variable rate pollution control revenue obligations. The facility expires January 16, 2003. In addition, MidAmerican Energy has a $5 million line of credit, which expires July 1, 2003.

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

     MidAmerican Energy has authorization from the Federal Energy Regulatory Commission to issue, through November 30, 2002, up to an additional $100 million in various forms of long-term debt following the issuance of the $400 million of medium-term notes discussed above. MidAmerican Energy will also need authorization from the Illinois Commerce Commission prior to issuing any securities. If 90% or more of the proceeds from a securities issuance are used for refinancing purposes, MidAmerican Energy need only provide the Illinois Commerce Commission with an "informational statement" prior to the issuance which sets forth the type, amount and use of the proceeds of the securities to be issued. If less than 90% of the proceeds are used for refinancing, MidAmerican must file a comprehensive application seeking authorization prior to issuance. The Illinois Commerce Commission is required to hold a hearing before issuing its authorization.

     Accounts Receivable Sold -

     In 1997, MidAmerican Energy entered into a revolving agreement, which expires on October 29, 2002, to sell all of its right, title and interest in the majority of its billed accounts receivable to MidAmerican Energy Funding
Corporation, a special purpose entity established to purchase accounts receivable from MidAmerican Energy. MidAmerican Energy Funding Corporation in turn sells receivable interests to outside investors. In consideration for the sale, MidAmerican Energy received cash and a subordinated note, bearing interest at 8%, from MidAmerican Energy Funding Corporation. As of June 30, 2002, the revolving cash balance was $36 million and the amount outstanding under the subordinated note was $55.8 million. The agreement is structured as a true sale, under which the creditors of MidAmerican Energy Funding Corporation will be entitled to be satisfied out of the assets of MidAmerican Energy Funding Corporation prior to any value being returned to MidAmerican Energy or its creditors. Therefore, the accounts receivable sold are not reflected on MidAmerican Energy's or MidAmerican Funding's Consolidated Balance Sheets. As of June 30, 2002, $93.0 million of accounts receivable, net of reserves, was sold under the agreement.

     Other Information -

     MHC has a $4 million line of credit, expiring July 1, 2003, to provide for short-term financing needs, $2.1 million of which was outstanding at June 30, 2002.

     MidAmerican Capital has $23.3 million of long-term debt outstanding at June 30, 2002, which matures in October 2002.

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

CREDIT RATINGS RISKS

     Debt and preferred securities of MidAmerican Funding and MidAmerican Energy are rated by nationally recognized credit rating agencies. Assigned credit ratings are based on each rating agency's assessment of MidAmerican Funding's or MidAmerican Energy's ability to, in general, meet the obligations of the debt or preferred securities issued by the rated company. The credit ratings are not a recommendation to buy, sell or hold securities, and there is no assurance that a particular credit rating will continue for any given period of time. Other than the energy trading agreements discussed below, neither MidAmerican Funding nor MidAmerican Energy has any credit agreements that require termination or a material change in collateral requirements or payment schedule in the event of a downgrade in the credit ratings of the respective company's securities. MidAmerican Funding's long-term debt agreements require that no additional debt can be issued by MidAmerican Funding if doing so would cause a downgrade in MidAmerican Funding's credit ratings.

     In conjunction with its wholesale marketing and trading activities, MidAmerican Energy must meet credit quality standards as required by counter parties. MidAmerican Energy has energy trading agreements that, in accordance with industry practice, either specifically require it to maintain investment grade credit ratings or provide the right for counter parties to demand "adequate assurances" in the event of a material adverse change in MidAmerican Energy's creditworthiness. If one or more of MidAmerican Energy's credit ratings decline below investment grade, MidAmerican Energy may be required to post cash collateral, letters of credit or other similar credit support to facilitate ongoing wholesale marketing and trading activities. As of June 30, 2002, MidAmerican Energy's estimated potential collateral requirements totaled approximately $41 million, of which $6 million related to energy trading agreements with specific requirements that MidAmerican Energy maintain investment grade credit ratings. MidAmerican Energy's collateral requirements could fluctuate considerably due to seasonality, market price volatility, a loss of key MidAmerican Energy generating facilities or other related factors.

RATE MATTERS

     Under a settlement agreement approved by the Iowa Utilities Board on December 21, 2001, MidAmerican Energy's Iowa retail electric rates in effect on December 31, 2000, are frozen through December 31, 2005. Additionally, the 2001 settlement agreement reinstates, with modifications, the revenue sharing provisions of the 1997 pricing plan settlement agreement, which expired on December 31, 2000. Under the 2001 settlement agreement, an amount equal to 50% of revenues associated with Iowa retail electric returns on equity between 12% and 14%, and 83.33% of revenues associated with Iowa retail electric returns on equity above 14%, in each year will be recorded as a regulatory liability to be used to offset a portion of the cost to Iowa customers of future generating plant investments. An amount equal to the regulatory liability will be recorded as a regulatory charge in depreciation and amortization expense when the liability is accrued. Interest expense is accrued on the portion of the regulatory liability related to prior years. Beginning in 2002, the liability is being relieved as it is credited against allowance for funds used during construction, or capitalized financing costs, associated with generating plant additions. As of June 30, 2002, the related regulatory liability reflected on the Consolidated Balance Sheet totaled $81.8 million.

     On October 19, 2001, MidAmerican Energy filed a petition with the Illinois Commerce Commission to increase its Illinois natural gas rates by $3.2 million annually. A final decision on the petition is required within eleven months of the date of filing.

     On March 15, 2002, MidAmerican Energy made a filing with the Iowa Utilities Board requesting an increase in rates of approximately $26.6 million for its Iowa retail natural gas customers. As part of the filing, MidAmerican Energy requested an interim rate increase of approximately $20.4 million annually. On June 12, 2002, the Iowa Utilities Board issued an order granting an interim rate increase of approximately $13.8 million annually, effective immediately and subject to refund with interest. On July 15, 2002, MidAmerican Energy and the Office of Consumer Advocate filed a proposed settlement agreement with the Iowa Utilities Board. The proposed settlement agreement provides for an increase in rates of $17.7 million annually for MidAmerican Energy's Iowa retail natural gas customers. The new rates would be effective for usage on and after the date the Iowa Utilities Board approves tariffs implementing the proposed settlement agreement and would be frozen for two years thereafter.

MidAmerican Energy expects the Iowa Utilities Board's decision on the proposed settlement agreement in the fourth quarter of 2002.

LEGISLATIVE AND REGULATORY EVOLUTION

     Electric Deregulation -

     Under Illinois law, as of December 31, 2000, all non-residential customers in Illinois had been phased in to allow them to select their provider of electric supply services. Residential customers all received the opportunity to select their electric supplier beginning May 1, 2002.

     Illinois law also provides for Illinois electric earnings above a computed level of return on common equity to be shared equally between customers and MidAmerican Energy. MidAmerican Energy's computed level of return on common equity is based on a rolling two-year average of the 30-year Treasury Bond rates plus a premium of 5.5% for 1998 and 1999 and a premium of 8.5% for 2000 through 2006, as recently extended. The two-year average above which sharing must occur for 2001 was 14.34%. The law allows MidAmerican Energy to mitigate the sharing of earnings above the threshold return on common equity through accelerated recovery of regulatory assets.

     The energy crisis and related events in California have heightened concerns nationally about deregulation of the electric utility industry. Accordingly, the pace of deregulation in Iowa and elsewhere has slowed considerably.

     Regional Transmission Organizations -

     In December 1999, the Federal Energy Regulatory Commission (FERC) issued Order No. 2000 establishing, among other things, minimum characteristics and functions for regional transmission organizations. Public utilities that were not a member of an independent system operator at the time of the order were required to submit a plan by which its transmission facilities would be transferred to a regional transmission organization. On September 28, 2001, MidAmerican Energy and five other electric utilities filed with the FERC a plan to create TRANSLink Transmission Company LLC and to integrate their electric transmission systems into a single, coordinated system operating as a for-profit independent transmission company in conjunction with a FERC-approved regional transmission organization. On April 25, 2002, the FERC issued an order approving the transfer of control of MidAmerican Energy and other utilities' transmission assets to TRANSLink in conjunction with TRANSLink's participation in the Midwest Independent Transmission System Operator, Inc. regional transmission organization. Additionally, state regulatory approval is required from states in which TRANSLink will be operating, and those applications have not yet been filed. Transferring the operations and control of MidAmerican Energy's transmission assets to other entities could increase costs for MidAmerican Energy; however, the actual impact of TRANSLink on MidAmerican Energy's future transmission costs is not yet known.

     Standard Electricity Market Design -

     On July 31, 2002, the FERC announced commencement of a notice of proposed rulemaking, which the FERC has characterized as portending "sweeping changes" to the use and expansion of the interstate transmission and wholesale bulk power systems in the United States. The proposal includes numerous fundamental changes in the regulation of transmission and generation facilities "to promote economic efficiency" and replace the "obsolete patchwork we have today," according to the FERC's chairman. The FERC does not envision that a final rule will be fully implemented until September 30, 2004, and it has asked for industry input on several dozen questions with respect to its 600-plus page preamble and proposed rule. MidAmerican Energy has not completed its initial evaluation of the proposed rule, and recognizes the final rule could vary considerably from the initial proposal. Thus, the likely impact of the new FERC initiative on MEC's transmission and generation businesses is unknown.

ENVIRONMENTAL MATTERS

     The U.S. Environmental Protection Agency, or EPA, and state environmental agencies have determined that contaminated wastes remaining at decommissioned manufactured gas plant facilities may pose a threat to the public health or the environment if these contaminants are in sufficient quantities and at sufficient concentrations as to warrant remedial action.

     MidAmerican Energy has evaluated or is evaluating 27 properties that were, at one time, sites of gas manufacturing plants in which it may be a potentially responsible party. The purpose of these evaluations is to determine whether waste materials are present, whether the materials constitute an environmental or health risk, and whether MidAmerican Energy has any responsibility for remedial action. MidAmerican Energy's estimate of the probable costs for these sites as of June 30, 2002, was $20 million. This estimate has been recorded as a liability and a regulatory asset for future recovery through the regulatory process. Refer to Note B(1) of Notes to Consolidated Financial Statements for further discussion of MidAmerican Energy's environmental activities related to manufactured gas plant sites and cost recovery.

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

     In 2001, the state of Iowa passed legislation that, in part, requires rate-regulated utilities to develop a multi-year plan and budget for managing regulated emissions from their generating facilities in a cost-effective manner. MidAmerican Energy's proposed plan and associated budget (the Plan) was filed with the Iowa Utilities Board on April 1, 2002, in accordance with state law. MidAmerican Energy expects the Iowa Utilities Board to rule on the prudence of the Plan in the fourth quarter of 2002. MidAmerican Energy is required to file Plan updates at least every two years.

     The Plan provides MidAmerican Energy's projected air emission reductions considering the current proposals that are being debated at the federal level and describes a coordinated long-range plan to achieve these air emission reductions. The Plan provides specific actions to be taken at each coal-fired generating facility and the related costs and timing for each action.

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

     Following the expiration of the 2001 settlement agreement on December 31, 2005, the Plan proposes the use of an adjustment mechanism for recovery of Plan costs, similar to the tracker mechanisms for cost recovery of renewable energy and energy efficiency expenditures that are presently part of MidAmerican Energy's electric regulated rates.

GENERATING CAPABILITY

     In July 2002, retail customer usage of electricity caused a new record hourly peak demand of 3,909 MW on MidAmerican Energy's energy system, surpassing the previous record peak of 3,833 MW set in July 1999. MidAmerican Energy is interconnected with Iowa and neighboring utilities and is involved in an electric power pooling agreement known as Mid-Continent Area Power Pool (MAPP). Each MAPP participant is required to maintain for emergency purposes a net generating capability reserve of at least 15% above its system peak demand.

     MidAmerican Energy believes it has adequate electric capacity reserve through 2003 and continues to manage its generating resources to ensure an adequate reserve in the future. MidAmerican Energy has announced plans to add a 500-megawatt (based on MAPP rating criteria) natural gas-fired combined cycle unit to be completed in two phases between 2003 and 2005. Up to an additional 450 megawatts of coal-fired generation is expected to be operational by the summer of 2007. However, significantly higher-than-normal temperatures during the cooling season could cause MidAmerican Energy's reserve to fall below the 15% minimum. If MidAmerican Energy fails to maintain the appropriate reserve, significant penalties could be contractually imposed by MAPP.

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

CRITICAL ACCOUNTING POLICIES

     MidAmerican Energy's and MidAmerican Funding's significant accounting policies are described in Note (1) of Notes to Consolidated Financial Statements in their respective Annual Reports on Form 10-K for the year ended December 31, 2001.

     Accounting for Regulated Entities -

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

     Revenue Recognition -

     Revenues are recorded as services are rendered to customers. MidAmerican Energy records unbilled revenues representing the estimated amount customers will be billed for services rendered between the meter-reading dates in a particular month and the end of that month. The unbilled revenues estimate is reversed in the following month. To the extent the estimated amount differs from the amount subsequently billed, the timing of revenues will be affected.

     Accounting for Derivatives and Energy Trading Activities -

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

     Contingent Liabilities -

     MidAmerican Funding establishes reserves for estimated loss contingencies when it is management's assessment that a loss is probable and the amount of the loss can be reasonably estimated. Revisions to contingent liabilities are recorded in the period in which different facts or information become known or circumstances change that affect the previous assumptions with respect to the likelihood or amount of loss. Reserves for contingent liabilities and subsequent revisions are reflected in income when the reserves or revisions are recorded or as regulatory treatment dictates. Reserves for contingent liabilities are based upon management's assumptions and estimates, advice of legal counsel or other third parties regarding the probable outcomes of the matter. Should the outcome differ from the assumptions and estimates, revisions to the estimated reserves for contingent liabilities would be required.

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

     Subsequent to the Nebraska Public Power District's filing of its second amended complaint, MidAmerican Energy filed a mandamus petition with the Eighth Circuit Court of Appeals seeking an order of that court directing the District Court not to permit the Nebraska Public Power District to pursue, at trial, the first four "causes of action" in the second amended complaint. The grounds of MidAmerican Energy's petition were that such four "causes of action" were foreclosed by the December 12, 2000, Eighth Circuit Court of Appeals decision. On April 3, 2002, the Eighth Circuit Court of Appeals granted the relief requested by MidAmerican Energy. Accordingly, Nebraska Public Power District would not have been permitted to pursue the first four "causes of action" in the second amended complaint had a trial occurred beginning on October 1, 2002, as was scheduled.

     The parties have settled the above-mentioned litigation with the execution of a Settlement Agreement and Release which became effective on August 1, 2002. Under the terms of the Settlement Agreement and Release, MidAmerican Energy will continue purchasing power and energy from the Nebraska Public Power District through December 31, 2004, at prices that are fixed in the Settlement Agreement and Release. In addition, the Nebraska Public Power District paid MidAmerican Energy a lump sum payment of $39.1 million on August 1, 2002. Further, MidAmerican Energy will make no payments for Cooper's decommissioning for the period December 2000 through December 2004; however, the Nebraska Public Power District will retain the payments for decommissioning MidAmerican Energy had made prior to December 2000. Under the terms of the Settlement Agreement and Release, the parties mutually release each other from all claims, pending or not pending, with respect to Cooper and the power purchase agreement.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(A)  EXHIBITS

     10.1 Amendment No. 6, dated July 31, 2002, to the Power Sales Contract Between MidAmerican Energy Company and Nebraska Public Power District dated September 22, 1967.

     15   Awareness Letter of Independent Accountants

(B)  REPORTS ON FORM 8-K


     None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                           MIDAMERICAN FUNDING, LLC
                                           MIDAMERICAN ENERGY COMPANY
                                           --------------------------
                                                 (Registrants)







Date  August 13, 2002                     /s/  Patrick J. Goodman
    -----------------                     --------------------------------
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

                                  EXHIBIT INDEX

EXHIBIT NO.
-----------

     MidAmerican Energy
     ------------------

     10.1 Amendment No. 6, dated July 31, 2002, to the Power Sales Contract Between MidAmerican Energy Company and Nebraska Public Power District dated September 22, 1967.

     15   Awareness Letter of Independent Accountants