Form 10-Q
period 2002-09-30
MIDAMERICAN ENERGY CO; MIDAMERICAN FUNDING LLC
filed 2002-11-12
CIK 928576, 1098296

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended SEPTEMBER 30, 2002
                                              ------------------

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

As of October 31, 2002, all of the member's equity of MidAmerican Funding, LLC was held by MidAmerican Energy Holdings Company.

As of October 31, 2002, all 70,980,203 outstanding shares of MidAmerican Energy Company's voting stock were held by its parent company, MHC Inc., a direct, wholly owned subsidiary of MidAmerican Funding, LLC.

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


                                TABLE OF CONTENTS

                         PART I.  FINANCIAL INFORMATION                PAGE NO.

ITEM 1.  Financial Statements

         Independent Accountants' Reports...................................  3

                           MidAmerican Energy Company

         Consolidated Statements of Income..................................  5
         Consolidated Balance Sheets........................................  6
         Consolidated Statements of Cash Flows..............................  7
         Notes to Consolidated Financial Statements.........................  8

                            MidAmerican Funding, LLC

         Consolidated Statements of Income.................................. 15
         Consolidated Balance Sheets........................................ 16
         Consolidated Statements of Cash Flows.............................. 17
         Notes to Consolidated Financial Statements......................... 18

ITEM 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations.................... 23

ITEM 4.  Controls and Procedures............................................ 42

                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings ................................................. 43

ITEM 6.  Exhibits and Reports on Form 8-K................................... 44

Signatures.................................................................. 45

Officer Certifications...................................................... 46

Exhibit Index............................................................... 54

INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors and Shareholder
MidAmerican Energy Company
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Energy Company and subsidiaries (the Company) as of September 30, 2002, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2002 and 2001, and the related consolidated statements of cash flows for the nine-month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

Des Moines, Iowa
October 25, 2002

INDEPENDENT ACCOUNTANTS' REPORT


Board of Managers and Member
MidAmerican Funding, LLC
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Funding, LLC and subsidiaries (the Company) as of September 30, 2002, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2002 and 2001, and the related consolidated statements of cash flows for the nine-month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

Des Moines, Iowa
October 25, 2002

                           MIDAMERICAN ENERGY COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                THREE MONTHS                 NINE MONTHS
                                             ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                             -------------------         -------------------
                                             2002           2001           2002           2001
                                          -----------    -----------    -----------    -----------
OPERATING REVENUES
Regulated electric ....................   $   419,542    $   390,274    $ 1,052,130    $ 1,025,264
Regulated gas .........................        96,163        101,292        442,290        736,483
Nonregulated ..........................        21,088         14,231         84,367        119,232
                                          -----------    -----------    -----------    -----------
                                              536,793        505,797      1,578,787      1,880,979
                                          -----------    -----------    -----------    -----------
OPERATING EXPENSES
Regulated:
  Cost of fuel, energy and capacity ..        110,590         88,322        255,907        214,528
  Cost of gas sold ...................         61,907         69,667        297,226        595,888
  Other operating expenses ...........         93,810        113,362        300,001        315,247
  Maintenance ........................         30,002         34,735         90,698         93,681
  Depreciation and amortization ......         66,451         53,860        207,120        190,115
  Property and other taxes ...........         19,640         17,614         56,229         53,431
                                          -----------    -----------    -----------    -----------
                                              382,400        377,560      1,207,181      1,462,890
                                          -----------    -----------    -----------    -----------
Nonregulated:
  Cost of sales ......................         14,380         10,173         63,211        100,304
  Other ..............................          4,439          4,724         14,665         13,255
                                          -----------    -----------    -----------    -----------
                                               18,819         14,897         77,876        113,559
                                          -----------    -----------    -----------    -----------
Total operating expenses ..............       401,219        392,457      1,285,057      1,576,449
                                          -----------    -----------    -----------    -----------

OPERATING INCOME ......................       135,574        113,340        293,730        304,530
                                          -----------    -----------    -----------    -----------

NON-OPERATING INCOME
Interest and dividend income ..........         2,377          3,051          7,654         11,339
Other income ..........................         3,342          2,335          8,063          6,061
Other expense .........................        (2,502)        (4,279)        (7,245)       (15,972)
                                          -----------    -----------    -----------    -----------
                                                3,217          1,107          8,472          1,428
                                          -----------    -----------    -----------    -----------

FIXED CHARGES
Interest on long-term debt ............        18,262         14,803         53,150         46,471
Other interest expense ................           886          1,448          2,594          5,195
Preferred dividends of subsidiary trust             -          1,995          1,574          6,047
Allowance for borrowed funds ..........          (895)          (351)        (2,160)        (1,104)
                                          -----------    -----------    -----------    -----------
                                               18,253         17,895         55,158         56,609
                                          -----------    -----------    -----------    -----------

INCOME BEFORE INCOME TAXES ............       120,538         96,552        247,044        249,349
INCOME TAXES ..........................        50,028         39,988        103,899        104,360
                                          -----------    -----------    -----------    -----------
NET INCOME ............................        70,510         56,564        143,145        144,989
PREFERRED DIVIDENDS ...................           327            976          2,605          3,483
                                          -----------    -----------    -----------    -----------
EARNINGS ON COMMON STOCK ..............   $    70,183    $    55,588    $   140,540    $   141,506
                                          ===========    ===========    ===========    ===========

        The accompanying notes are an integral part of these statements.


                           MIDAMERICAN ENERGY COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                                                   AS OF
                                                        ---------------------------
                                                        SEPTEMBER 30,  DECEMBER 31,
                                                            2002         2001
                                                        -------------  ------------
                                                         (UNAUDITED)
ASSETS
UTILITY PLANT
Electric ..............................................   $4,688,802   $4,598,372
Gas ...................................................      888,602      867,277
                                                          ----------   ----------
                                                           5,577,404    5,465,649
Less accumulated depreciation and amortization ........    2,985,267    2,847,979
                                                          ----------   ----------
                                                           2,592,137    2,617,670
Construction work in progress .........................      161,505       80,276
                                                          ----------   ----------
                                                           2,753,642    2,697,946
                                                          ----------   ----------

POWER PURCHASE CONTRACT ...............................       19,185       48,185
                                                          ----------   ----------

CURRENT ASSETS
Cash and cash equivalents .............................      121,123       20,020
Receivables ...........................................      185,526      119,740
Inventories ...........................................       91,903       83,339
Prepaid taxes .........................................       23,956       23,956
Other .................................................       10,433       10,962
                                                          ----------   ----------
                                                             432,941      258,017
                                                          ----------   ----------

INVESTMENTS AND NONREGULATED PROPERTY, NET ............      273,784      272,230
REGULATORY ASSETS .....................................      204,251      221,120
OTHER ASSETS ..........................................       61,194       80,394
                                                          ----------   ----------
TOTAL ASSETS ..........................................   $3,744,997   $3,577,892
                                                          ==========   ==========

CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common shareholder's equity ...........................   $1,279,585   $1,219,057
MidAmerican Energy preferred securities, not subject to
  mandatory redemption ................................       31,759       31,759
Preferred securities, subject to mandatory redemption:
  MidAmerican Energy preferred securities .............            -       26,680
  MidAmerican Energy-obligated preferred securities of
    subsidiary trust holding solely MidAmerican Energy
    junior subordinated debentures ...................             -      100,000
Long-term debt (excluding current portion) ............      948,979      656,740
                                                          ----------   ----------
                                                           2,260,323    2,034,236
                                                          ----------   ----------
CURRENT LIABILITIES
Notes payable .........................................            -       89,350
Current portion of long-term debt .....................      104,445      163,854
Current portion of power purchase contract ............            -       17,398
Accounts payable ......................................      183,382      171,535
Taxes accrued .........................................       70,670       54,175
Interest accrued ......................................       15,727       11,709
Other .................................................       45,411       43,814
                                                          ----------   ----------
                                                             419,635      551,835
                                                          ----------   ----------
OTHER LIABILITIES
Power purchase contract ...............................            -        8,469
Deferred income taxes .................................      517,991      513,978
Investment tax credit .................................       57,982       61,292
Quad Cities Station decommissioning ...................      155,306      158,349
Regulatory liabilities ................................      108,158       62,378
Other .................................................      225,602      187,355
                                                          ----------   ----------
                                                           1,065,039      991,821
                                                          ----------   ----------
TOTAL CAPITALIZATION AND LIABILITIES ..................   $3,744,997   $3,577,892
                                                          ==========   ==========

        The accompanying notes are an integral part of these statements.

                           MIDAMERICAN ENERGY COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                         NINE MONTHS
                                                                     ENDED SEPTEMBER 30,
                                                                     2002         2001
                                                                   ---------    ---------
NET CASH FLOWS FROM OPERATING ACTIVITIES
Net income .....................................................   $ 143,145    $ 144,989
Adjustments to reconcile net income to net cash provided:
  Depreciation and amortization ................................     207,966      190,626
  Deferred income taxes and investment tax credit, net .........       2,657      (12,374)
  Amortization of other assets .................................      28,209       37,268
  Customer rate credits ........................................           -      (21,531)
  Power purchase contract restructuring receipt ................      39,100            -
  Cash outflow of accounts receivable securitization ...........      (8,000)           -
  Impact of changes in working capital .........................     (31,864)     114,731
  Other ........................................................      14,953        7,330
                                                                   ---------    ---------
    Net cash provided ..........................................     396,166      461,039
                                                                   ---------    ---------

NET CASH FLOWS FROM INVESTING ACTIVITIES
Utility construction expenditures ..............................    (228,771)    (150,867)
Less cost of equity funds in utility construction expenditures .       5,420          839
Quad Cities Generating Station decommissioning trust fund ......      (6,224)      (6,224)
Nonregulated capital expenditures ..............................        (586)      (1,984)
Other investing activities, net ................................       3,932        2,690
                                                                   ---------    ---------
  Net cash used ................................................    (226,229)    (155,546)
                                                                   ---------    ---------

NET CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid .................................................     (80,106)     (93,483)
Issuance of long-term debt, net of issuance cost ...............     391,147            -
Retirement of long-term debt, including reacquisition cost .....    (163,845)      (1,560)
Reacquisition of preferred securities ..........................    (126,680)     (13,320)
Net decrease in notes payable ..................................     (89,350)     (81,600)
                                                                   ---------    ---------
  Net cash used ................................................     (68,834)    (189,963)
                                                                   ---------    ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS ......................     101,103      115,530
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...............      20,020        9,677
                                                                   ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .....................   $ 121,123    $ 125,207
                                                                   =========    =========

ADDITIONAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized ......................   $  44,681    $  42,692
                                                                   =========    =========
Income taxes paid ..............................................   $  67,406    $ 166,537
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

     MidAmerican Energy estimates the range of possible costs for investigation, remediation and monitoring for the sites discussed above to be $16 million to $30 million. MidAmerican Energy's estimate of the probable cost for these sites as of September 30, 2002 was $18 million. The estimate consists of $1 million for investigation costs, $6 million for remediation costs, $9 million for ground water treatment and monitoring costs and $2 million for closure and administrative costs. This estimate has been recorded as a liability and a regulatory asset for future recovery. MidAmerican Energy projects that these amounts will be paid or incurred over the next 5 years.

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

     (2)  AIR QUALITY -

     In July 1997, the Environmental Protection Agency (EPA) adopted revisions to the National Ambient Air Quality Standards for ozone and a new standard for fine particulate matter. Based on data to be obtained from monitors located throughout each state, the EPA will determine which states have areas that do not meet the air quality standards (i.e., areas that are classified as nonattainment). The standards were subjected to legal proceedings, and in February 2001, the United States Supreme Court upheld the constitutionality of the standards, though remanding the issue of implementation of the ozone standard to the EPA. As a result of a decision rendered by the U.S. Circuit Court of Appeals for the District of Columbia, the EPA is moving forward in implementation of the standard and analyzing existing monitored data to determine attainment status.

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

     The ozone and fine particulate matter standards could, in whole or in part, be superceded by one of a number of multi-pollutant emission reduction proposals currently under consideration at the federal level. In July 2002, legislation was introduced in Congress to implement the Bush Administration's "Clear Skies Initiative" calling for reduction in emissions of sulfur dioxide, nitrogen oxides and mercury through a cap-and-trade system. Reductions would begin in 2008 with additional emission reductions being phased in through 2018.

     While legislative action is necessary for the Clear Skies Initiative or other multi-pollutant emission reduction initiatives to become effective, MidAmerican Energy has implemented a planning process that forecasts the site-specific controls and actions required to meet emissions reductions of this nature. On April 1, 2002, in accordance with Iowa law passed in 2001, MidAmerican Energy filed with the Iowa Utilities Board its first multi-year plan and budget (the Plan) for managing regulated emissions from its generating facilities in a cost-effective manner. MidAmerican Energy expects the Iowa Utilities Board to rule on the prudence of the Plan in 2003.

C.  RATE MATTERS:

     Under a settlement agreement approved by the Iowa Utilities Board (IUB) on December 21, 2001, MidAmerican Energy's Iowa retail electric rates in effect on December 31, 2000, are effectively frozen through December 31, 2005. In approving that settlement, the IUB specifically allows the filing of electric rate design and/or cost of service rate changes that are intended to keep overall company revenues unchanged but could result in changes to individual tariffs. Additionally, the 2001 settlement agreement reinstates, with modifications, the revenue sharing provisions of the 1997 pricing plan settlement agreement, which expired on December 31, 2000. Under the 2001 settlement agreement, an amount equal to 50% of revenues associated with Iowa retail electric returns on equity between 12% and 14%, and 83.33% of revenues associated with Iowa retail electric returns on equity above 14%, in each year will be recorded as a regulatory liability to be used to offset a portion of the cost to Iowa customers of future generating plant investments. An amount equal to the regulatory liability will be recorded as a regulatory charge in depreciation and amortization expense when the liability is accrued. Interest expense is accrued on the portion of the regulatory liability related to prior years. Beginning in 2002, the liability is being relieved as it is credited against allowance for funds used during construction, or capitalized financing costs, associated with generating plant additions. As of September 30, 2002, the related regulatory liability reflected on the Consolidated Balance Sheet totaled $95.0 million.

     On September 11, 2002, MidAmerican Energy received a final order from the Illinois Commerce Commission to increase its Illinois natural gas rates by $2.2 million annually.

     On March 15, 2002, MidAmerican Energy made a filing with the IUB requesting an increase in rates of approximately $26.6 million for its Iowa retail natural gas customers. As part of the filing, MidAmerican Energy requested an interim rate increase of approximately $20.4 million annually. On June 12, 2002, the IUB issued an order granting an interim rate increase of approximately $13.8 million annually, effective immediately and subject to refund with interest. On July 15, 2002, MidAmerican Energy and the Office of Consumer Advocate filed a proposed settlement agreement with the IUB. The proposed settlement agreement provides for an increase in rates of $17.7 million annually for MidAmerican Energy's Iowa retail natural gas customers and freezes such rates for two years after the date the IUB approves tariffs implementing the proposed settlement agreement. MidAmerican Energy anticipates implementing the new rates in the fourth quarter of 2002.

D.  DERIVATIVE FINANCIAL INSTRUMENTS:

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

     MidAmerican  Energy  uses  hedge  accounting  for  derivative   instruments
pertaining to its natural gas purchasing and wholesale electricity activities.

     Under the current regulatory framework, MidAmerican Energy is allowed to recover in revenues the cost of gas sold from all of its regulated gas customers through a purchased gas adjustment clause. Because the majority of MidAmerican Energy's firm natural gas supply contracts contain pricing provisions primarily based on a daily or monthly market index, MidAmerican Energy's regulated gas customers, although ensured of the availability of gas supplies, retain the risk associated with market price volatility.

     MidAmerican Energy enters into natural gas futures and swap agreements to mitigate a portion of the market price risk retained by its regulated gas customers through the purchased gas adjustment clause. These instruments are recorded as hedge transactions, with net amounts exchanged or accrued under swap agreements and realized gains or losses on futures contracts included in the cost of gas sold and recovered in revenues from regulated gas customers.

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

     MidAmerican Energy uses natural gas and electric derivative instruments for trading purposes as defined by Emerging Issues Task Force (EITF) Issue No. 98-10 under strict value-at-risk limits outlined by senior management. Unrealized gains or losses on such trading transactions are reported in earnings and totaled a gain of $1.3 million as of September 30, 2002. Approximately 57% of the trading unrealized gain at September 30, 2002, is scheduled to be realized in the next twelve months. In accordance with EITF Issue No. 02-3, effective September 30, 2002, for MidAmerican Energy, all trading revenues are reported net of the costs of such sales on the Consolidated Statements of Income.
Previously, such amounts were recorded gross. All prior periods have been reclassified to conform to the net presentation.

     MidAmerican Energy is exposed to variations in the price of fuel for generation and the price of purchased power in its Iowa jurisdiction, which accounts for approximately 89% of electric operating revenues. Fuel price risk is mitigated through forward contracts. Under typical operating conditions, MidAmerican Energy has sufficient generation to supply its retail electric needs. A loss of such generation at a time of high market prices could subject MidAmerican Energy to losses on its energy sales. MidAmerican Energy uses electricity forward contracts to hedge anticipated sales or purchases of wholesale electric power.

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

E.  SEGMENT INFORMATION:

     MidAmerican Energy has identified four reportable operating segments based principally on management structure. The generation segment derives most of its revenue from the sale of regulated wholesale electricity and nonregulated wholesale and retail natural gas. The energy delivery segment derives its revenue principally from the sale and delivery of regulated retail electricity and natural gas. The transmission segment obtains most of its revenue from the sale of transmission capacity. The marketing and sales segment receives its revenue principally from nonregulated retail sales of natural gas and electricity. Common operating costs, interest income, interest expense, income tax expense and equity in the net income or loss of investees are allocated to each segment.

     The following table provides MidAmerican Energy's operating revenues and income before income taxes on an operating segment basis (in thousands):

                                          Three Months                 Nine Months
                                      Ended September 30,          Ended September 30,
                                  --------------------------    --------------------------
                                     2002           2001           2002           2001
                                  -----------    -----------    -----------    -----------
Revenues:
  External revenues -
    Generation ................   $   112,750    $   101,047    $   310,696    $   429,129
    Energy delivery ...........       399,572        374,374      1,178,692      1,315,930
    Transmission ..............         5,553          6,064         15,689         17,053
    Marketing & sales .........        18,918         24,312         73,710        118,867
                                  -----------    -----------    -----------    -----------
      Total....................       536,793        505,797      1,578,787      1,880,979
                                  -----------    -----------    -----------    -----------

  Intersegment revenues -
    Generation ................       228,964        204,330        521,291        468,823
    Energy delivery ...........             -              -              -              -
    Transmission ..............        13,803         13,824         41,404         41,262
    Marketing & sales .........         1,276          1,649          2,052          2,353
                                  -----------    -----------    -----------    -----------
      Total ...................       244,043        219,803        564,747        512,438

  Intersegment eliminations ...      (244,043)      (219,803)      (564,747)      (512,438)
                                  -----------    -----------    -----------    -----------
    Consolidated ..............   $   536,793    $   505,797    $ 1,578,787    $ 1,880,979
                                  ===========    ===========    ===========    ===========


Income before income taxes:
  Generation ..................   $   104,454    $    83,353    $   145,627    $   153,667
  Energy delivery .............         3,399          4,551         66,831         68,209
  Transmission ................        10,318         10,699         31,162         29,988
  Marketing & sales ...........         2,040         (3,027)           819         (5,998)
                                  -----------    -----------    -----------    -----------
    Total .....................       120,211         95,576        244,439        245,866

  Preferred dividends .........           327            976          2,605          3,483
                                  -----------    -----------    -----------    -----------
    Consolidated ..............   $   120,538    $    96,552    $   247,044    $   249,349
                                  ===========    ===========    ===========    ===========

                                                     As of
                                       --------------------------------
                                       September 30,       December 31,
                                           2002                 2001
                                       -------------       ------------
Total Assets:
  Generation.....................       $1,341,702          $1,282,677
  Energy delivery................        2,206,775           2,107,598
  Transmission...................          230,735             226,251
  Marketing & sales..............           51,644              51,164
                                        ----------          ----------
    Total........................        3,830,856           3,667,690
  Reclassifications and
    intersegment eliminations(a)           (85,859)            (89,798)
                                        ----------          ----------
  Consolidated...................       $3,744,997          $3,577,892
                                        ==========          ==========

     (a) Reclassifications and intersegment eliminations relate principally to the reclassification of income tax balances in accordance with generally accepted accounting principles and the elimination of intersegment accounts receivables and payables.

F.   TOTAL COMPREHENSIVE INCOME:

     For the nine months ended September 30, 2002 and 2001, MidAmerican Energy's total comprehensive income was $137.8 million and $147.2 million, respectively. For the three months ended September 30, 2002 and 2001, MidAmerican Energy's total comprehensive income was $68.5 million and $54.8 million, respectively. The differences from Earnings on Common Stock for the periods presented are due to the effective portion of net gains and losses on MidAmerican Energy's derivative instruments classified as cash flow hedges. Accumulated other comprehensive loss, net, which also includes recognition of the minimum pension liability adjustment, was $6.5 million and $3.8 million as of September 30, 2002, and December 31, 2001, respectively.

G.   POWER PURCHASE CONTRACT RESTRUCTURING:

     On July 31, 2002,  MidAmerican  Energy and Nebraska  Public Power  District
(NPPD) signed an agreement on the restructuring of the power purchase contract for Cooper Nuclear Station (Cooper). Under the terms of the restructured contract, MidAmerican Energy will pay NPPD through December 31, 2004, a scheduled amount per unit for 380 megawatts of the accredited capacity of Cooper and a minimum of approximately 1.2 million megawatt-hours (MWh) in the last five months of 2002 and approximately 2.5 million MWh in each of 2003 and 2004. NPPD also paid MidAmerican Energy $39.1 million on August 1, 2002.

     In December 2000, MidAmerican Energy ceased contributing decommissioning funds to NPPD and maintained a separate fund for estimated Cooper decommissioning costs. Through July 31, 2002, $18.3 million had been accrued and retained by MidAmerican Energy in this separate fund. In conjunction with the power purchase contract restructuring, MidAmerican Energy is recognizing the $39.1 million cash payment and the $18.3 million previously accrued for decommissioning into income based on the estimated energy expected to be received for the remainder of the contract.

     Finally, both parties agreed to release each other from any and all claims, past or present, each might have or assert against the other with respect to Cooper on or before July 31, 2002, and to file for dismissal of the litigation then pending in U.S. District Court.

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

                            MIDAMERICAN FUNDING, LLC
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                         THREE MONTHS                       NINE MONTHS
                                                      ENDED SEPTEMBER 30,               ENDED SEPTEMBER 30,
                                                 -----------------------------       ------------------------------
                                                    2002              2001              2002              2001
                                                 -----------       -----------       -----------       -----------

OPERATING REVENUES
Regulated electric ........................      $   419,542       $   390,274       $ 1,052,130       $ 1,025,264
Regulated gas .............................           96,163           101,292           442,290           736,483
Nonregulated ..............................           22,991            16,096            88,189           136,046
                                                 -----------       -----------       -----------       -----------
                                                     538,696           507,662         1,582,609         1,897,793
                                                 -----------       -----------       -----------       -----------
OPERATING EXPENSES
Regulated:
  Cost of fuel, energy and capacity .......          110,590            88,322           255,907           214,528
  Cost of gas sold ........................           61,907            69,667           297,226           595,888
  Other operating expenses ................           93,810           113,361           300,001           314,014
  Maintenance .............................           30,002            34,735            90,698            93,681
  Depreciation and amortization ...........           66,451            53,860           207,120           190,115
  Property and other taxes ................           19,640            17,614            56,229            53,431
                                                 -----------       -----------       -----------       -----------
                                                     382,400           377,559         1,207,181         1,461,657
                                                 -----------       -----------       -----------       -----------
Nonregulated:
  Cost of sales ...........................           14,899            11,130            64,056           113,755
  Other ...................................            7,594            15,584            21,373            45,893
                                                 -----------       -----------       -----------       -----------
                                                      22,493            26,714            85,429           159,648
                                                 -----------       -----------       -----------       -----------
  Total operating expenses ................          404,893           404,273         1,292,610         1,621,305
                                                 -----------       -----------       -----------       -----------

OPERATING INCOME ..........................          133,803           103,389           289,999           276,488
                                                 -----------       -----------       -----------       -----------

NON-OPERATING INCOME
Interest and dividend income ..............            9,004             5,846            17,761            19,482
Marketable securities gains and losses, net           (1,697)             (258)           (5,221)           (1,534)
Other income ..............................              330             4,273            13,172            13,159
Other expense .............................           (2,643)           (4,437)           (7,657)          (16,458)
                                                 -----------       -----------       -----------       -----------
                                                       4,994             5,424            18,055            14,649
                                                 -----------       -----------       -----------       -----------
FIXED CHARGES
Interest on long-term debt ................           30,230            27,268            89,052            82,683
Other interest expense ....................              886             1,442             2,598             5,210
Preferred dividends of subsidiaries .......              327             2,972             4,179             9,530
Allowance for borrowed funds ..............             (895)             (351)           (2,160)           (1,104)
                                                 -----------       -----------       -----------       -----------
                                                      30,548            31,331            93,669            96,319
                                                 -----------       -----------       -----------       -----------

INCOME BEFORE INCOME TAXES ................          108,249            77,482           214,385           194,818
INCOME TAXES ..............................           44,702            36,079            89,705            92,349
                                                 -----------       -----------       -----------       -----------
NET INCOME ................................      $    63,547       $    41,403       $   124,680       $   102,469
                                                 ===========       ===========       ===========       ===========


        The accompanying notes are an integral part of these statements.

                            MIDAMERICAN FUNDING, LLC
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                     As of
                                                                         ---------------------------
                                                                         September 30,  December 31,
                                                                               2002         2001
                                                                         -------------  ------------
                                                                                  (Unaudited)
ASSETS
UTILITY PLANT
Electric ................................................................   $4,688,802   $4,598,372
Gas .....................................................................      888,602      867,277
                                                                            ----------   ----------
                                                                             5,577,404    5,465,649
Less accumulated depreciation and amortization ..........................    2,985,267    2,847,979
                                                                            ----------   ----------
                                                                             2,592,137    2,617,670
Construction work in progress ...........................................      161,505       80,276
                                                                            ----------   ----------
                                                                             2,753,642    2,697,946
                                                                            ----------   ----------
POWER PURCHASE CONTRACT .................................................       19,185       48,185
                                                                            ----------   ----------
CURRENT ASSETS
Cash and cash equivalents ...............................................      132,504       20,270
Marketable securities, trading ..........................................        6,677       20,743
Receivables .............................................................      250,588      167,969
Inventories .............................................................       91,903       83,339
Prepaid taxes ...........................................................       23,956       23,956
Other ...................................................................       11,795       12,640
                                                                            ----------   ----------
                                                                               517,423      328,917
                                                                            ----------   ----------

INVESTMENTS AND NONREGULATED PROPERTY, NET ..............................      462,109      519,680
EXCESS OF COST OVER FAIR VALUE OF ASSETS ACQUIRED, NET ..................    1,279,143    1,279,143
REGULATORY ASSETS .......................................................      204,251      221,120
OTHER ASSETS ............................................................       61,301       80,481
                                                                            ----------   ----------
TOTAL ASSETS ............................................................   $5,297,054   $5,175,472
                                                                            ==========   ==========

CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Member's equity .........................................................   $2,015,875   $1,974,605
MidAmerican Energy preferred securities, not subject to
  mandatory redemption ..................................................       31,759       31,759
Preferred securities, subject to mandatory redemption:
  MidAmerican Energy preferred securities ...............................            -       26,680
  MidAmerican Energy-obligated preferred securities of subsidiary trust
    holding solely MidAmerican Energy junior subordinated debentures.....            -      100,000
Long-term debt (excluding current portion) ..............................    1,649,086    1,357,782
                                                                            ----------   ----------
                                                                             3,696,720    3,490,826
                                                                            ----------   ----------
CURRENT LIABILITIES
Notes payable ...........................................................            -       91,780
Current portion of long-term debt .......................................      127,778      187,187
Current portion of power purchase contract ..............................            -       17,398
Accounts payable ........................................................      194,765      185,528
Taxes accrued ...........................................................       75,883       61,269
Interest accrued ........................................................       20,551       27,813
Other ...................................................................       46,102       44,762
                                                                            ----------   ----------
                                                                               465,079      615,737
                                                                            ----------   ----------
OTHER LIABILITIES
Power purchase contract .................................................            -        8,469
Deferred income taxes ...................................................      564,496      564,334
Investment tax credit ...................................................       57,982       61,292
Quad Cities Station decommissioning .....................................      155,306      158,349
Regulatory liabilities ..................................................      108,158       62,378
Other ...................................................................      249,313      214,087
                                                                            ----------   ----------
                                                                             1,135,255    1,068,909
                                                                            ----------   ----------
TOTAL CAPITALIZATION AND LIABILITIES ....................................   $5,297,054   $5,175,472
                                                                            ==========   ==========

        The accompanying notes are an integral part of these statements.

                            MIDAMERICAN FUNDING, LLC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                           Nine Months
                                                                       Ended September 30,
                                                                    -------------------------
                                                                      2002            2001
                                                                    ---------       ---------

NET CASH FLOWS FROM OPERATING ACTIVITIES
Net income ...................................................      $ 124,680       $ 102,469
Adjustments to reconcile net income to net cash provided:
  Depreciation and amortization ..............................        208,725         217,260
  Deferred income taxes and investment tax credit, net .......            333         (13,533)
  Amortization of other assets and liabilities ...............         26,165          34,477
  Other-than-temporary declines in value of investments ......          4,363               -
  Income from equity method investments ......................         (1,916)         (4,031)
  Gain on sale of securities, assets and other investments ...         (3,458)         (1,376)
  Customer rate credits ......................................              -         (21,531)
  Power purchase contract restructuring receipt ..............         39,100               -
  Cash outflow of accounts receivable securitization .........         (8,000)              -
  Impact of changes in working capital .......................        (50,343)        115,410
  Other ......................................................         19,129          11,292
                                                                    ---------       ---------
    Net cash provided ........................................        358,778         440,437
                                                                    ---------       ---------

NET CASH FLOWS FROM INVESTING ACTIVITIES
Utility construction expenditures ............................       (228,771)       (150,867)
Less cost of equity funds in utility construction expenditures          5,420             839
Quad Cities Generating Station decommissioning
  trust fund .................................................         (6,224)         (6,224)
Nonregulated capital expenditures ............................           (990)         (2,149)
Purchase of assets and long-term investments .................         (1,500)         (2,251)
Proceeds from sale of available-for-sale securities ..........          4,341               -
Proceeds from sale of assets and other investments ...........         11,520             277
Notes receivable from affiliate ..............................         34,164         (65,534)
Other investing activities, net ..............................          4,154           3,714
                                                                    ---------       ---------
  Net cash used ..............................................       (177,886)       (222,195)
                                                                    ---------       ---------

NET CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid ........................................        (77,500)              -
Issuance of long-term debt, net of issuance costs ............        391,147         198,150
Retirement of long-term debt, including reacquisition cost ...       (163,845)       (201,560)
Reacquisition of preferred securities ........................       (126,680)        (13,320)
Net decrease in notes payable ................................        (91,780)        (79,100)
                                                                    ---------       ---------
  Net cash used ..............................................        (68,658)        (95,830)
                                                                    ---------       ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS ....................        112,234         122,412
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .............         20,270          10,018
                                                                    ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...................      $ 132,504       $ 132,430
                                                                    =========       =========

ADDITIONAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized ....................      $  92,784       $  90,388
                                                                    =========       =========
Income taxes paid ............................................      $  57,384       $ 153,513
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

C.  RATE MATTERS:

     Refer to Note C of MidAmerican Energy's Notes to Consolidated Financial Statements for information regarding MidAmerican Funding's rate matters.

D.  DERIVATIVE FINANCIAL INSTRUMENTS:

     Refer to Note D of MidAmerican Energy's Notes to Consolidated Financial Statements, for information regarding MidAmerican Funding's derivative financial instruments. The first paragraph of MidAmerican Energy's Note D is also applicable to MidAmerican Funding as a whole.

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

E.  SEGMENT INFORMATION:

     MidAmerican Funding has identified four reportable operating segments based principally on management structure. The generation segment derives most of its revenue from the sale of regulated wholesale electricity and nonregulated wholesale and retail natural gas. The energy delivery segment derives its revenue principally from the sale and delivery of regulated retail electricity and natural gas. The transmission segment obtains most of its revenue from the sale of transmission capacity. The marketing and sales segment receives its revenue principally from nonregulated retail sales of natural gas and electricity. Common operating costs, interest income, interest expense, income tax expense and equity in the net income or loss of investees are allocated to each segment.

     The following table provides MidAmerican Funding's operating revenues and income before income taxes on an operating segment basis (in thousands):

                                      Three Months                  Nine Months
                                   Ended September 30,           Ended September 30,
                                --------------------------    --------------------------
                                   2002           2001           2002           2001
                                -----------    -----------    -----------    -----------

Revenues:
  External revenues -
    Generation ..............   $   112,750    $   101,047    $   310,696    $   429,129
    Energy delivery .........       399,572        374,374      1,178,692      1,315,930
    Transmission ............         5,553          6,064         15,689         17,053
    Marketing & sales .......        18,918         24,312         73,710        118,867
    Other (a) ...............         1,903          1,865          3,822         16,814
                                -----------    -----------    -----------    -----------
      Total .................       538,696        507,662      1,582,609      1,897,793
                                -----------    -----------    -----------    -----------

  Intersegment revenues -
      Generation ............       228,964        204,330        521,291        468,823
      Energy delivery .......             -              -              -              -
      Transmission ..........        13,803         13,824         41,404         41,262
      Marketing & sales .....         1,276          1,649          2,052          2,353
      Other (a) .............             -             31              -             92
                                -----------    -----------    -----------    -----------
        Total ...............       244,043        219,834        564,747        512,530

  Intersegment eliminations        (244,043)      (219,834)      (564,747)      (512,530)
                                -----------    -----------    -----------    -----------
      Consolidated ..........   $   538,696    $   507,662    $ 1,582,609    $ 1,897,793
                                ===========    ===========    ===========    ===========

Income before income taxes:
  Generation ................   $   104,454    $    83,353    $   145,627    $   153,667
  Energy delivery ...........         3,399          4,551         66,831         68,209
  Transmission ..............        10,318         10,699         31,162         29,988
  Marketing & sales .........         2,040         (3,027)           819         (5,998)
  Other (a) .................       (11,962)       (18,094)       (30,054)       (51,048)
                                -----------    -----------    -----------    -----------
    Total ...................   $   108,249    $    77,482    $   214,385    $   194,818
                                ===========    ===========    ===========    ===========

                                              As of
                                  ----------------------------
                                  September 30,   December 31,
                                      2002            2001
                                  -------------   ------------
Total Assets(b):
  Generation ...................   $ 2,269,593    $ 2,210,569
  Energy delivery ..............     2,473,948      2,374,771
  Transmission .................       314,913        310,429
  Marketing & sales ............        51,644         51,164
  Other (a) ....................       529,602        506,331
                                   -----------    -----------
    Total ......................     5,639,700      5,453,264
  Reclassifications and
    intersegment eliminations(c)      (342,646)      (277,792)
                                   -----------    -----------
  Consolidated .................   $ 5,297,054    $ 5,175,472
                                   ===========    ===========

     (a) Other includes the combined amounts for all segments that do not meet the requirements for being a reportable segment. It includes MidAmerican Capital, Midwest Capital, MidAmerican Services, MEC Construction and amounts of the parent companies.

    (b) Total assets by operating segment reflect the assignment of goodwill to applicable reporting units in accordance with SFAS No. 142. Refer to Note H for further discussion of SFAS No. 142 and the assignment of goodwill.

    (c) Reclassifications and intersegment eliminations relate principally to the reclassification of income tax balances in accordance with generally accepted accounting principles and the elimination of intersegment accounts receivables and payables.

F.   TOTAL COMPREHENSIVE INCOME:

     Total comprehensive income for MidAmerican Funding is shown in the table below. The differences from Net Income to total comprehensive income for MidAmerican Funding are due to unrealized holding gains and losses of marketable securities during the periods and the effective portion of net gains and losses of derivative instruments classified as cash flow hedges. Accumulated other comprehensive loss, net, which is a component of common equity and also includes recognition of the minimum pension liability adjustment, was $6.5 million and $0.6 million as of September 30, 2002, and December 31, 2001, respectively.

                                          Three Months               Nine Months
                                       Ended September 30,        Ended September 30,
                                      ----------------------    ----------------------
                                         2002        2001         2002         2001
                                      ---------    ---------    ---------    ---------

Net Income ........................   $  63,547    $  41,403    $ 124,680    $ 102,469
Other Comprehensive Income (Loss) -
  Marketable securities ...........         522       (7,373)      (3,172)      (5,134)
  Cash flow hedges ................      (1,672)        (744)      (2,738)       5,652
                                      ---------    ---------    ---------    ---------
Total Comprehensive Income ........   $  62,397    $  33,286    $ 118,770    $ 102,987
                                      =========    =========    =========    =========

G.  POWER PURCHASE CONTRACT RESTRUCTURING:

     Refer to Note G of MidAmerican Energy's Notes to Consolidated Financial Statements for information regarding MidAmerican Funding's power purchase contract restructuring.

H.  EXCESS OF COST OVER FAIR VALUE OF ASSETS ACQUIRED, NET:

     On January 1, 2002, MidAmerican Funding adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which dictates the accounting for acquired goodwill and other intangible assets. SFAS No. 142 requires that amortization of goodwill and indefinite-lived intangible assets be discontinued and that entities disclose net income for prior periods adjusted to exclude such amortization and related income tax effects, as well as a reconciliation from the originally reported net income to the adjusted net income. MidAmerican Funding's related amortization consisted solely of goodwill amortization, which had no income tax effect. Following is a reconciliation of net income as originally reported for the periods ended September 30, 2001, to adjusted net income (in thousands):

                                          Three       Nine
                                          Months     Months
                                         --------   --------
     Net income as originally reported   $ 41,403   $102,469
     Goodwill amortization ...........      8,605     25,811
                                         --------   --------
     Net income as adjusted ..........   $ 50,008   $128,280
                                         ========   ========

     MidAmerican Funding has completed the initial goodwill impairment test as required by SFAS No. 142, and no impairment was indicated. As of January 1, 2002, and September 30, 2002, goodwill has been assigned to MidAmerican Funding's reportable segments as follows (in thousands):

     Generation ........   $  927,892
     Energy delivery ...      267,173
     Transmission ......       84,178
     Marketing & sales..            -
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

                              RESULTS OF OPERATIONS
                              ---------------------

REGULATED GROSS MARGIN

     Regulated Electric Gross Margin -

                                          Three Months         Nine Months
                                       Ended September 30,  Ended September 30,
                                       -------------------  -------------------
                                          2002     2001       2002     2001
                                         ------   ------     ------   ------
                                                    (In millions)
     Operating revenues ..............   $  420   $  390     $1,052   $1,025
     Cost of fuel, energy and capacity      111       88        256      215
                                         ------   ------     ------   ------
     Electric gross margin ...........   $  309   $  302     $  796   $  810
                                         ======   ======     ======   ======

     Electric gross margin for the third quarter of 2002 increased $7 million compared to the third quarter of 2001.

     Temperature conditions during the three months ended September 30, 2002, were hotter than in the third quarter of 2001, resulting in a $9 million increase in electric margin. Other usage factors not dependent on weather increased electric margin by $14.9 million compared to the third quarter of 2001. In total, retail electric sales volumes increased 6.6% for the three months ended September 30, 2002.

     MidAmerican Energy's gross margin on wholesale sales decreased $20.6 million, excluding the effect of restructuring the contract related to Cooper Nuclear Station, due primarily to a decline in prices. The price declines were somewhat offset by a 41.4% increase in wholesale sales volumes compared to the 2001 quarter. Wholesale sales are the sales of energy to other utilities, municipalities and marketers outside of MidAmerican Energy's delivery system.

     MidAmerican Energy sells and purchases electric capacity. The net margin from those sales and purchases increased $9.6 million compared to the third quarter of 2001. Additionally, a change in the mix of fuel sources and in the average cost per unit of coal and natural gas decreased fuel costs related to Iowa retail electric sales by $12.1 million, excluding the effect of restructuring the contract related to Cooper Nuclear Station, further increasing electric margin relative to the three months ended September 30, 2001.

     Electric gross margin decreased by $12.0 million compared to the third quarter of 2001 due to a change in the classification of costs for energy and capacity purchased from Cooper Nuclear Station under a contract with the Nebraska Public Power District. Prior to August 1, 2002, only the fuel costs for energy purchased from Cooper Nuclear Station were included in Cost of Fuel, Energy and Capacity. Other costs under the contract were included in Other Operating Expenses. As a result of a contract restructuring on July 31, 2002, all current costs for energy and capacity purchased under that contract are included in Cost of Fuel, Energy and Capacity, as with other purchased power. Other Operating Expenses reflects a decrease accordingly. Refer to Note G of Notes to Consolidated Financial Statements for a discussion of the contract restructuring.

     Electric revenues from the recovery of energy efficiency program costs decreased $4.8 million compared to the quarter ended September 30, 2001. The decrease in the third quarter of 2002 was due to completion in the third quarter of 2001 of the final recovery phase for deferred energy efficiency costs. Deferred energy efficiency costs were costs previously incurred by MidAmerican Energy, which, in accordance with rate treatment, were not charged to expense until recovery from customers began. Recovery of deferred energy efficiency costs occurred over a four-year period from the date collection began for each phase. The decrease in recovery of deferred costs was reduced partially by an increase in the recovery of current energy efficiency costs. Changes in these revenues are substantially matched with corresponding changes in other operating expenses.

     For the nine months ended September 30, 2002, compared to the first nine months of 2001, electric gross margin decreased $14 million. MidAmerican Energy's gross margin on wholesale sales decreased $38.3 million, excluding the effect of the Cooper Nuclear Station contract restructuring, compared to the first nine months of 2001 due to price declines. The impact of price declines was partially offset by an 18.0% increase in wholesale sales volumes.

     Electric margin decreased $12.0 million compared to the nine months ended September 30, 2001, due to the change in classification of costs for energy and capacity purchased from Cooper Nuclear Station due to the contract restructuring discussed above.

     Electric revenues from the recovery of energy efficiency program costs decreased $15.7 million compared to the nine months ended September 30, 2001. As discussed above, changes in these revenues are substantially matched with corresponding changes in other operating expenses.

     MidAmerican Energy's gains from sales of emission allowances decreased $3.2 million due to a gain on a sale in the nine-month period ended September 30, 2001. Additionally, fuel costs related to Iowa retail sales decreased $8.0 million, excluding the effect of the Cooper Nuclear Station contract restructuring, increasing electric margin for the first nine months of 2002, due principally to a change in the mix of fuel sources compared to the first nine months of 2001.

     The impact of temperature conditions resulted in a $9 million increase in electric margin compared to the nine months ended September 30, 2001, due to the hotter temperatures in the third quarter of 2002. Electricity usage factors not dependent on weather increased electric margin by $33.6 million compared to the first nine months of 2001. An increase in the average retail rate increased electric margin by $5.9 million. In total, retail electric sales volumes increased 6.0% for the nine months ended September 30, 2002.

     Regulated Gas Gross Margin -

                              Three Months          Nine Months
                           Ended September 30,   Ended September 30,
                           -------------------   -------------------
                             2002      2001        2002      2001
                             ----      ----        ----      ----
                                        (In millions)
     Operating revenues....  $ 96      $101        $442      $736
     Cost of gas sold .....    62        70         297       596
                             ----      ----        ----      ----
     Gas gross margin .....  $ 34      $ 31        $145      $140
                             ====      ====        ====      ====

     Regulated gas revenues include purchase gas adjustment clauses through which MidAmerican Energy is allowed to recover the cost of gas sold from most of its gas utility customers. Consequently, fluctuations in the cost of gas sold do not affect gross margin or net income because revenues reflect comparable fluctuations through the purchase gas adjustment clauses. A decrease in the per-unit cost of gas compared to 2001 decreased revenues and cost of gas sold by approximately $214 million for the first nine months of 2002.

     Temperature conditions during the three months ended September 30, 2002, were warmer than those in the third quarter of 2001, resulting in a $1 million decrease in gas gross margin. Other usage factors increased gross margin by $1.3 million compared to the third quarter of 2001. Total retail gas sales volumes decreased 6.3% for the three months ended September 30, 2002.

     An increase in retail rates improved gas margin by $1.9 million compared to the third quarter of 2001. On February 20, 2002, the South Dakota Public Utility Commission approved a settlement agreement allowing increased natural gas rates of $3.1 million annually, effective immediately. On June 12, 2002, the Iowa
Utilities   Board  issued  an  order   granting  an  interim  rate  increase  of
approximately $13.8 million annually, effective immediately and subject to refund with interest. On September 11, 2002, MidAmerican Energy received a final order from the Illinois Commerce Commission to increase its Illinois natural gas rates by $2.2 million annually. Refer to the "Rate Matters" discussion in the "Liquidity and Capital Resources" section of MD&A for comments on the Iowa gas rate proceeding.

     Revenues from the recovery of energy efficiency costs increased gas margin by $0.9 million compared to the three months ended September 30, 2001, due to an increase in the recovery of current on-going energy efficiency costs. Refer to the "Regulated Electric Gross Margin" section above for a discussion of energy efficiency revenues.

     Compared to the first nine months of 2001, gas gross margin increased $5 million. Milder temperature conditions in the first and third quarters of 2002 compared to the same quarters in 2001, offset partially by colder temperature conditions in the second quarter of 2002, resulted in a $7 million reduction in gas gross margin. Other usage factors not dependent on weather increased gas margin by $7.8 million. Total natural gas retail sales volumes decreased 14.3%.

     The increase in retail rates improved gas margin by $6.0 million compared to the first nine months of 2001.

         A decrease in revenues from the recovery of energy efficiency costs reduced gas margin by $1.4 million compared to the nine months ended September 30, 2001.

REGULATED OPERATING EXPENSES

     Regulated other operating expenses for the third quarter of 2002 decreased $19.6 million compared to the third quarter of 2001. As discussed under "Regulated Electric Gross Margin" above, MidAmerican Energy's contract related to Cooper Nuclear Station was restructured July 31, 2002. Because of that restructuring, Cooper Nuclear Station costs reflected in Other Operating Expenses decreased $15.9 million compared to the third quarter of 2001. Other significant items contributing to the decrease were a $3.1 million decrease in the provision for uncollectible accounts receivable and a $2.3 million decrease in energy efficiency program costs. Refer to the "Regulated Electric Gross Margin" section for discussion regarding energy efficiency costs. The decreases were partially offset by a $4.4 million increase in pension and other postretirement costs.

     Regulated other operating expenses for the nine months ended September 30, 2002, decreased $15.2 million for MidAmerican Energy and $14.0 million for MidAmerican Funding compared to the 2001 period. The more significant decreases included $12.3 million in energy efficiency program costs, $11.7 million in Cooper Nuclear Station costs and $5.9 million in the provision for uncollectible accounts receivable. The decrease in Cooper Nuclear Station costs was due primarily to the related contract restructuring. Numerous less substantive decreases also contributed to the total decrease in other operating expenses. Compared to the nine months ended September 30, 2001, pension and other postretirement costs increased $14.0 million; health care and other benefit costs increased $3.3 million; and property and liability insurance increased $2.1 million due to greater premium refunds in the 2001 period. The increase in pension and postretirement costs is due principally to a change in the assumed discount rate beginning in the fourth quarter of 2001.

     Maintenance expenses decreased $4.7 million for the three months ended September 30, 2002, and $3.0 million for the nine months ended September 30, 2002, compared to the respective 2001 periods due primarily to decreases in electric distribution maintenance expenses. Fossil-fuel generation maintenance expenses decreased $2.4 million for the 2002 quarter and increased $1.6 million for the nine-month 2002 period.

     Depreciation and amortization expense increased $12.6 million compared to the third quarter of 2001 due to a $9.4 million increase in the regulatory charge related to the establishment of a regulatory liability for the electric revenue sharing arrangement in Iowa. Utility plant depreciation increased, in part, due to a change in the estimated useful life of general utility plant assets. Also, as a result of the restructuring of the Cooper Nuclear Station contract, MidAmerican Energy wrote off the power purchase contract liabilities and related assets, resulting in a $2.9 million gain. The gain is due to the prior period, accelerated write-off of assets and liabilities as permitted by Illinois deregulation rules. Depreciation and amortization expense increased $17.0 million compared to the first nine months of 2001 due to an increase in utility plant depreciation and an $8.8 million increase in the regulatory charge related to the revenue sharing arrangement in Iowa.

NONREGULATED GROSS MARGIN

                                       Three Months           Nine Months
                                    Ended September 30,    Ended September 30,
                                    -------------------   --------------------
                                      2002       2001       2002        2001
                                    -------    -------    --------    --------
                                                     (In millions)
MidAmerican Energy -
  Operating revenues:
    Energy trading gross revenues   $  60.4    $  79.1    $  186.6    $  341.6
    Energy trading cost of sales       59.8       78.0       183.4       335.5
                                    -------    -------    --------    --------
      Net energy trading revenues       0.6        1.1         3.2         6.1
    Other revenues ..............      20.5       13.1        81.2       113.1
                                    -------    -------    --------    --------
      Total operating revenues ..      21.1       14.2        84.4       119.2
  Cost of sales .................      14.4       10.2        63.2       100.3
                                    -------    -------    --------    --------
        Gross margin ............   $   6.7    $   4.0    $   21.2    $   18.9
                                    =======    =======    ========    ========


MidAmerican Funding Consolidated -
  Operating revenues:
    Energy trading gross revenues... $ 60.4    $  79.1    $  186.6    $  341.6
    Energy trading cost of sales....   59.8       78.0       183.4       335.5
                                    -------    -------    --------    --------
      Net energy trading revenues...    0.6        1.1         3.2         6.1
    Other revenues..................   22.4       15.0        85.0       129.9
                                    -------    -------    --------    --------
      Total operating revenues......   23.0       16.1        88.2       136.0
    Cost of sales...................   14.9       11.1        64.1       113.8
                                    -------    -------    --------    --------
         Gross margin...............$   8.1    $   5.0    $   24.1    $   22.2
                                    =======    =======    ========    ========

     MidAmerican Energy -

     The Emerging Issues Task Force (EITF) recently issued EITF Issue No. 02-3, "Recognition and Reporting of Gains and Losses on Energy Trading Contracts under Issues No. 98-10 and 00-17." In accordance with EITF Issue No. 02-3, all gains and losses on energy trading contracts must be reported net on the income statement, effective for reporting periods ending after July 15, 2002, with all prior periods presented being reclassified to a consistent presentation. MidAmerican Energy's nonregulated wholesale gas and electric marketing activities qualify as "energy trading" contracts under the guidance of EITF Issue No. 98-10. The preceding tables provide the gross revenues and cost of sales for those activities for discussion purposes. For the nine months ended September 30, 2002, approximately 95% of MidAmerican Energy's gross revenues from energy trading activities were from natural gas trading operations.

     Gross margin for MidAmerican Energy's nonregulated wholesale natural gas operations decreased $1.0 million for the third quarter of 2002. The decline in gross margin was due to a decrease in sales volumes. Revenues from nonregulated wholesale natural gas marketing operations decreased $23.1 million compared to the third quarter of 2001 to $56.0 million for the third quarter of 2002. Sales volumes decreased 9 million MMBtus (34%) resulting in a $26.6 million decrease in revenues. The decrease due to sales volumes was partially offset by an increase in the average price per unit sold, reflective of an 8% increase in the average cost of gas. Cost of sales decreased $22.1 million to $56.0 million for the three months ended September 30, 2002, due to the decrease in sales volumes.

     Gross margin for MidAmerican Energy's nonregulated wholesale natural gas operations decreased $4.8 million for the nine months ended September 30, 2002. The decline in gross margin was due to decreases in the price per unit sold and sales volumes. Revenues from nonregulated wholesale natural gas marketing operations decreased $163.5 million to $177.9 million compared to the nine-month period ended September 30, 2001. A decrease in the average price per unit sold, reflective of a 35% decrease in the average cost of gas, resulted in a $99.3 million decrease in revenues. Sales volumes decreased 15 million MMBtus (19%) resulting in a $64.2 million decrease in revenues. Cost of sales decreased $158.7 million to $176.8 million for the nine months ended September 30, 2002, due to the decreases in the per-unit cost of gas and in sales volumes.

     Other nonregulated revenues and cost of sales consist substantially of nonregulated retail natural gas marketing operations. Gross margin for MidAmerican Energy's nonregulated retail natural gas operations for the third quarter of 2002 was relatively unchanged from the third quarter of 2001. Revenues from nonregulated retail natural gas marketing operations decreased $1.1 million compared to the third quarter of 2001 to $14.1 million for the third quarter of 2002. A decrease in the average price per unit sold, reflective of a 9% decrease in the average cost of gas, resulted in a $1.4 million decrease in revenues. Sales volumes increased slightly (2%) resulting in a $0.3 million increase in revenues. Cost of sales decreased $1.2 million to $13.6 million for the three months ended September 30, 2002.

     Gross margin for MidAmerican Energy's nonregulated retail natural gas operations increased $0.2 million compared to the first nine months of 2001 to $1.7 million for the first nine months of 2002. The improvement in gross margin reflects an increase in margin per unit and sales volumes. Revenues from nonregulated retail natural gas operations decreased $31.8 million to $62.4 million for the first nine months of 2002. A decrease in the average price per unit sold, reflective of a 40% decrease in the average cost of gas, accounted for a $40.4 million decrease in revenues. Sales volumes increased 1 million MMBtus (9%) resulting in an $8.6 million increase in revenues. Cost of sales decreased $32.0 million to $60.7 million for the nine months ended September 30, 2002, due to the decrease in price per unit sold.

     All retail customers in Illinois are allowed to select their electric power supplier. For the three months ended September 30, 2002, compared to the three months ended September 30, 2001, related gross margin increased $4.9 million to $3.6 million. For the nine months ended September 30, 2002, compared to the nine months ended September 30, 2001, gross margin increased $7.5 million to $7.7 million. The improvement in margin was due to an increase in sales volumes as a result of the addition of customers and an increase in margin per unit sold as a result of decreases in the related cost of energy.

     Nonregulated revenues for the nine months ended September 30, 2001, include $6.2 million from MidAmerican Energy's market access service project. Related costs of sales totaled $5.4 million. The pilot project, which concluded in May 2001, allowed larger Iowa customers that were participating in the project to choose their electric power supplier. MidAmerican Energy's revenues from project participants related to non-supply services, such as distribution and transmission, are reflected in regulated electric revenues.

     MidAmerican Energy's nonregulated revenues in the nine months ended September 30, 2002, include $1.8 million of pre-tax income from an award for successful performance under an incentive gas procurement program. Similar awards of $1.9 million and $2.1 million were recorded in the third and second quarters of 2001, respectively.

     Additionally, revenues for the first nine months of 2002 include $1.2 million for emergency storm restoration work performed outside of MidAmerican Energy's service territory during the first quarter of 2002. Related costs are reflected in "Nonregulated Operating Expenses: Other".

     MidAmerican Funding:

     During 2001, a subsidiary of MidAmerican Capital had nonregulated retail natural gas marketing operations. For the third quarter of 2001, those operations had revenues and costs of sales totaling $0.5 million and $0.5 million, respectively. For the nine months ended September 30, 2001, related revenues and costs of sales totaled $11.6 million and $11.8 million, respectively. All contracts of that subsidiary have terminated.

NONREGULATED OPERATING EXPENSES:  OTHER

     MidAmerican Energy -

     Nonregulated other operating expenses increased $1.4 million for the nine months ended September 30, 2002, due largely to $1.0 million of costs related to the emergency storm restoration work discussed above.

     MidAmerican Funding -

     MidAmerican Funding's nonregulated other operating expenses, inclusive of MidAmerican Energy amounts, decreased $8.0 million and $24.5 million for three months and nine months ended September 30, 2002, respectively, compared to the 2001 periods. MidAmerican Funding's goodwill is no longer being amortized as a result of the adoption of Statement of Financial Accounting Standards (SFAS) No. 142 on January 1, 2002. Amortization of MidAmerican Funding's goodwill totaled $8.6 million for the third quarter of 2001 and $25.8 million first nine months of 2001.

INTEREST AND DIVIDEND INCOME

     MidAmerican Energy -

     The decreases in interest income compared to the 2001 periods presented were due principally to decreases in interest income on a note receivable related to MidAmerican Energy's accounts receivable sold. Related interest income decreased $0.8 million for the quarter and $5.6 million for the nine months ended September 30, 2002. The decreases related to the note receivable were partially offset by MidAmerican Energy's favorable cash position due to the issuance of $400 million of medium-term notes in February 2002.

     MidAmerican Funding -

     Interest income for MidAmerican Funding for the quarter and nine months ended September 30, 2002, includes $5.0 million from the settlement of an investment in a communications company. Dividend income decreased $1.3 million to $0.6 million for nine months ended September 30, 2002, due to partial liquidation of the preferred stock investment portfolio in the past twelve months.

MARKETABLE SECURITIES GAINS AND LOSSES, NET

     MidAmerican Funding -

     Net losses on marketable securities increased $1.4 million for the third quarter of 2002 and $3.7 million for the nine-month period ended September 30, 2002, compared to the respective 2001 periods. In the third quarter of 2002, MidAmerican Capital recorded a $1.4 million loss for other-than-temporary declines in its available-for-sale common stock investments. The nine-month period also includes a $2.9 million loss related to other-than-temporary declines in two of its available-for-sale common stock investments. The first quarter of 2001 includes a $2.4 million pre-tax loss related to the re-characterization of marketable securities to "trading" as allowed by Statement of Financial Accounting Standards No. 133.

OTHER INCOME AND EXPENSE

     MidAmerican Energy -

     As a regulated public utility, MidAmerican Energy is allowed to capitalize, and record as income, a cost of construction for equity funds used, based on guidelines set forth by the Federal Energy Regulatory Commission. Accordingly, other income includes income for the capitalized allowance on equity funds used during construction of $2.2 million and $5.4 million for the three months and nine months ended September 30, 2002, respectively, and $0.8 million for the three months and nine months ended September 30, 2001. MidAmerican Energy anticipates recording income from the allowance on equity funds used during construction over the next several years while the announced generating plants are constructed.

     Other income includes net earnings related to the cash surrender value of corporate-owned life insurance policies. Three months ended September 30, 2002, includes a net loss of $0.7 million, while the comparable period in 2001 reflects income of $0.4 million. For the nine-month periods ended September 30, the 2002 period reflects a loss of $0.6 million and the 2001 period includes income of $0.7 million.

     Other income for the three months and nine months ended September 30, 2002, reflects a $0.9 million gain on the sale of utility property. Other income for the first nine months of 2001 reflects a $1.4 million gain on the sale of MidAmerican Energy rail cars.

     Other income includes income from a subservicer fee charged to MidAmerican Energy Funding Corporation for servicing MidAmerican Energy's accounts receivable sold to them. Subservicer fee income totaled $0.5 million and $0.7 million for the three months ended September 30, 2002 and 2001, respectively, and $1.2 million and $2.5 million for the nine-month periods ended September 30, 2002 and 2001, respectively.

     Other expense includes a discount on sold accounts receivable. The discount is designed to cover the expenses of MidAmerican Energy Funding Corporation, including bad debt expense, subservicer fees, monthly administrative costs and interest. The discount is recorded in Other Expense because it is not reflected in utility cost of service for regulatory purposes. The discount totaled $2.2 million and $3.8 million in the third quarter of 2002 and 2001, respectively, and $5.8 million and $14.4 million for the nine-month periods ended September 30, 2002 and 2001, respectively. The related arrangement terminated October 29, 2002. Refer to "Accounts Receivable Sold" in the "Financing Activities, Plans and Availability" section later in MD&A for further discussion.

     MidAmerican Funding -

     Other income of MidAmerican Funding reflects a net loss on MidAmerican Capital's equity method investments of $4.6 million for the third quarter of 2002 compared to income of $0.9 million for the third quarter of 2001. The third quarter of 2002 includes a $5.1 million loss for the permanent impairment of an equity method investment. Income from MidAmerican Capital's equity investments totaled $1.4 million for the nine-month period ended September 30, 2002, and $3.9 million for nine months ended September 30, 2001. Equity income for the 2002 nine-month period includes the recognition of $5.3 million of income for a distribution of common stock held by one of MidAmerican Capital's venture capital fund investments in the first quarter. The 2001 period reflects $2.3 million of equity income related to a gain on a common stock distribution by one of MidAmerican Capital's venture capital fund investments.

     Other income for the third quarter of 2002 also includes a $2.6 million gain on the sale of an investment in a communications company and losses totaling $1.5 million from permanent impairments on three of MidAmerican Capital's venture capital fund investments.

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

     Other interest expense decreased for three months ended September 30, 2002, compared to the third quarter of 2001 due principally to interest in the third quarter of 2001 on an income tax audit payable. The nine months ended September 30, 2001, includes additional interest recorded in the second quarter of 2001 related to another income tax audit payable. Additionally, other interest expense decreased due to a reduction in short-term debt outstanding at MidAmerican Energy. Other interest expense increased in the 2002 periods for interest on regulatory liabilities associated with the electric revenue sharing arrangement in Iowa and the restructuring of MidAmerican Energy's contract related to Cooper Nuclear Station.

     MidAmerican Energy's preferred dividends of its subsidiary trust decreased due to the reacquisition of all of the related preferred securities on March 11, 2002. Dividends for MidAmerican Energy's preferred securities, which are reflected after Net Income for MidAmerican Energy, decreased due to preferred securities reacquired in May and November 2001 and May 2002. Preferred dividends for the nine months ended September 30, 2002, reflect a $0.6 million loss on reacquisition of preferred securities.

     MidAmerican Funding -

     MidAmerican Funding also retired $200 million of long-term debt and issued $200 million of long-term debt in the first quarter of 2001, resulting in a relative increase in interest on long-term debt for the first nine months of 2002. The increase is due to the period of time between the retirement of the former debt series and the issuance of the current debt series, which reduced interest expense in the first quarter of 2001. Also, interest expense for the first nine months of 2002 reflects a full nine months of interest expense for the new series of debt, which has a higher interest rate than the previous debt.

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

     As reflected on the Consolidated Statements of Cash Flows, MidAmerican Energy's net cash provided from operating activities was $396 million and $461 million for the nine months ended September 30, 2002 and 2001, respectively. MidAmerican Funding's net cash provided from operating activities was $359 million and $440 million for the nine months ended September 30, 2002 and 2001, respectively.

INVESTING ACTIVITIES AND PLANS

     Utility Construction Expenditures -

     MidAmerican  Energy's  primary  need for  capital is  utility  construction expenditures. For the first nine months of 2002, utility construction expenditures totaled $229 million, including allowance for funds used during construction, or capitalized financing costs, and Quad Cities Station nuclear fuel purchases. All such expenditures were met with cash generated from utility operations, net of dividends.

     Forecasted utility construction expenditures, including allowance for funds used during construction are $382 million for 2002 and $1.614 billion for 2003 through 2006. Capital expenditure needs are reviewed regularly by management and may change significantly as a result of such reviews. Through 2007, MidAmerican Energy plans to develop and construct two electric generating plants in Iowa. Both plants would provide service to regulated retail electricity customers and be included in regulated rate base in Iowa, Illinois and South Dakota. Wholesale sales may also be made from the plants to the extent the power is not needed for regulated retail service. MidAmerican Energy expects to invest approximately $1.2 billion in the two plants, including the cost of related transmission facilities and allowance for funds used during construction. The two plants may provide up to 950 megawatts of generating capacity for MidAmerican Energy depending on management's on-going assessment of energy needs and related factors.

     The first project is a 500-megawatt (based on expected accreditation) natural gas-fired combined cycle unit with an estimated cost of $415 million. MidAmerican Energy will own 100% of the plant and operate it. MidAmerican Energy has received a certificate from the Iowa Utilities Board (IUB) allowing it to construct the plant. Also, on May 29, 2002, the IUB issued an order that provides the ratemaking principles for the gas-fired plant, thus limiting the regulatory risk of constructing the plant. As a result of that order, MidAmerican Energy is proceeding with the construction of the plant. It is anticipated that the first phase of the project will be completed in 2003, resulting in an additional 310 megawatts of accredited capacity, with the remainder being completed in 2005.

     The second plant is expected to be a 750-megawatt super-critical-temperature, coal-fired plant fueled with low-sulfur coal. MidAmerican Energy has made a filing with the IUB for a certificate to construct the plant and expects to make a filing for approval of ratemaking principles for the second project during the fourth quarter of 2002.

Nuclear Decommissioning -

     Each licensee of a nuclear facility is required to provide financial assurance for the cost of decommissioning its licensed nuclear facility. In general, decommissioning of a nuclear facility means to safely remove the facility from service and restore the property to a condition allowing unrestricted use by the operator.

     Based on information presently available, MidAmerican Energy expects to contribute approximately $41 million during the period 2002 through 2006 to external trusts established for the investment of funds for decommissioning Quad Cities Station. Approximately 55% of the fair value of the trusts' funds is now invested in domestic corporate debt and common equity securities. The remainder is invested in investment grade municipal and U.S. Treasury bonds. Funding for Quad Cities Station nuclear decommissioning is reflected in Depreciation and Amortization in the Consolidated Statements of Income. Quad Cities Station decommissioning costs charged to Iowa customers are included in base rates, and recovery of increases in those amounts must be sought through the normal ratemaking process.

     As a result of a July 31, 2002 restructuring of the power purchase contract between MidAmerican Energy and the Nebraska Public Power District, MidAmerican Energy will no longer be accruing for decommissioning costs related to Cooper Nuclear Station. Refer to Note G of MidAmerican Energy's Notes to Financial Statements for a discussion of the contract restructuring.

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

     MidAmerican Energy has authorization from the Federal Energy Regulatory Commission (FERC) to issue, through November 30, 2002, up to an additional $100 million in various forms of long-term debt following the issuance of the $400 million of medium-term notes discussed above. MidAmerican Energy has filed an application with the FERC for authorization to issue, through November 30, 2004, up to $700 million in various forms of long-term debt.

     MidAmerican Energy will also need authorization from the Illinois Commerce Commission (ICC) prior to issuing any securities. If 90% or more of the proceeds from a securities issuance are used for refinancing purposes, MidAmerican Energy need only provide the ICC with an "informational statement" prior to the issuance which sets forth the type, amount and use of the proceeds of the securities to be issued. If less than 90% of the proceeds are used for refinancing, MidAmerican must file a comprehensive application seeking authorization prior to issuance. The ICC is required to hold a hearing before issuing its authorization. MidAmerican Energy currently has authority from the ICC to issue up to approximately $150 million of medium-term notes and has filed an informational statement requesting authority to issue additional medium-term notes of approximately $190 million.

     Accounts Receivable Sold -

     In 1997, MidAmerican Energy entered into a revolving agreement, which expired on October 29, 2002, to sell all of its right, title and interest in the majority of its billed accounts receivable to MidAmerican Energy Funding
Corporation, a special purpose entity established to purchase accounts receivable from MidAmerican Energy. MidAmerican Energy Funding Corporation in turn sold receivable interests to outside investors. In consideration for the sale, MidAmerican Energy received cash and a subordinated note, bearing interest at 8%, from MidAmerican Energy Funding Corporation. As of September 30, 2002, the revolving cash balance was $36 million and the amount outstanding under the subordinated note was $89.2 million. The agreement was structured as a true sale, under which the creditors of MidAmerican Energy Funding Corporation were entitled to be satisfied out of the assets of MidAmerican Energy Funding Corporation prior to any value being returned to MidAmerican Energy or its creditors. Therefore, the accounts receivable sold are not reflected on MidAmerican Energy's or MidAmerican Funding's Consolidated Balance Sheets. As of September 30, 2002, $126.0 million of accounts receivable, net of reserves, was sold under the agreement. MidAmerican Energy did not extend or replace this agreement.

     Other Information -

     MHC has a $4 million line of credit, expiring July 1, 2003, to provide for short-term financing needs, none of which was outstanding at September 30, 2002.

     MidAmerican Capital had $23.3 million of long-term debt outstanding at September 30, 2002, which matured in October 2002.

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

     In conjunction with its wholesale marketing and trading activities, MidAmerican Energy must meet credit quality standards as required by counter parties. MidAmerican Energy has energy trading agreements that, in accordance with industry practice, either specifically require it to maintain investment grade credit ratings or provide the right for counter parties to demand "adequate assurances" in the event of a material adverse change in MidAmerican Energy's creditworthiness. If one or more of MidAmerican Energy's credit ratings decline below investment grade, MidAmerican Energy may be required to post cash collateral, letters of credit or other similar credit support to facilitate ongoing wholesale marketing and trading activities. As of September 30, 2002, MidAmerican Energy's estimated potential collateral requirements totaled approximately $33 million, of which $5 million related to energy trading agreements with specific requirements that MidAmerican Energy maintain investment grade credit ratings. MidAmerican Energy's collateral requirements could fluctuate considerably due to seasonality, market price volatility, a loss of key MidAmerican Energy generating facilities or other related factors.

RATE MATTERS

     Under a settlement agreement approved by the Iowa Utilities Board (IUB) on December 21, 2001, MidAmerican Energy's Iowa retail electric rates in effect on December 31, 2000, are effectively frozen through December 31, 2005. In approving that settlement, the IUB specifically allows the filing of electric rate design and/or cost of service rate changes that are intended to keep overall company revenues unchanged but could result in changes to individual tariffs. Additionally, the 2001 settlement agreement reinstates, with modifications, the revenue sharing provisions of the 1997 pricing plan settlement agreement, which expired on December 31, 2000. Under the 2001 settlement agreement, an amount equal to 50% of revenues associated with Iowa retail electric returns on equity between 12% and 14%, and 83.33% of revenues associated with Iowa retail electric returns on equity above 14%, in each year will be recorded as a regulatory liability to be used to offset a portion of the cost to Iowa customers of future generating plant investments. An amount equal to the regulatory liability will be recorded as a regulatory charge in depreciation and amortization expense when the liability is accrued. Interest expense is accrued on the portion of the regulatory liability related to prior years. Beginning in 2002, the liability is being relieved as it is credited against allowance for funds used during construction, or capitalized financing costs, associated with generating plant additions. As of September 30, 2002, the related regulatory liability reflected on the Consolidated Balance Sheet totaled $95.0 million.

     On September 11, 2002, MidAmerican Energy received a final order from the Illinois Commerce Commission to increase its Illinois natural gas rates by $2.2 million annually.

     On March 15, 2002, MidAmerican Energy made a filing with the IUB requesting an increase in rates of approximately $26.6 million for its Iowa retail natural gas customers. As part of the filing, MidAmerican Energy requested an interim rate increase of approximately $20.4 million annually. On June 12, 2002, the IUB issued an order granting an interim rate increase of approximately $13.8 million annually, effective immediately and subject to refund with interest. On July 15, 2002, MidAmerican Energy and the Office of Consumer Advocate filed a proposed settlement agreement with the IUB. The proposed settlement agreement provides for an increase in rates of $17.7 million annually for MidAmerican Energy's Iowa retail natural gas customers and freezes such rates for two years after the date the IUB approves tariffs implementing the proposed settlement agreement. MidAmerican Energy anticipates implementing the new rates in the fourth quarter of 2002.

LEGISLATIVE AND REGULATORY EVOLUTION

     Electric Deregulation -

     Under Illinois law, as of December 31, 2000, all non-residential customers in Illinois had been phased in to allow them to select their provider of electric supply services. Residential customers all received the opportunity to select their electric supplier beginning May 1, 2002.

     Illinois law also provides for Illinois electric earnings above a computed level of return on common equity to be shared equally between customers and MidAmerican Energy. MidAmerican Energy's computed level of return on common equity is based on a rolling two-year average of the Monthly Treasury Long-Term Average Rate, as published by the Federal Reserve System, plus a premium of 8.5% for 2000 through 2004, and a premium of 12.5% for 2005 through 2006. The two-year average above which sharing must occur for 2001 was 14.34%. The law allows MidAmerican Energy to mitigate the sharing of earnings above the threshold return on common equity through accelerated recovery of regulatory assets.

     The energy crisis and related events in California have heightened concerns nationally about deregulation of the electric utility industry. Accordingly, the pace of deregulation in Iowa and elsewhere has slowed considerably.

         Regional Transmission Organizations -

         In December 1999, the Federal Energy Regulatory Commission (FERC) issued Order No. 2000 establishing, among other things, minimum characteristics and functions for regional transmission organizations. Public utilities that were not a member of an independent system operator at the time of the order were required to submit a plan by which its transmission facilities would be transferred to a regional transmission organization. On September 28, 2001, MidAmerican Energy and five other electric utilities filed with the FERC a plan to create TRANSLink Transmission Company LLC and to integrate their electric transmission systems into a single, coordinated system operating as a for-profit independent transmission company in conjunction with a FERC-approved regional transmission organization. On April 25, 2002, the FERC issued an order approving the transfer of control of MidAmerican Energy and other utilities' transmission assets to TRANSLink in conjunction with TRANSLink's participation in the Midwest Independent Transmission System Operator, Inc. regional transmission organization. State regulatory approval is also required from states in which TRANSLink will be operating. MidAmerican Energy expects to file applications for state regulatory approval in the fourth quarter of 2002. Transferring the operations and control of MidAmerican Energy's transmission assets to other entities could increase costs for MidAmerican Energy; however, the actual impact of TRANSLink on MidAmerican Energy's future transmission costs is not yet known.

         Standard Electricity Market Design -

         On July 31, 2002, the FERC issued a notice of proposed rulemaking with respect to Standard Market Design. The FERC has characterized the proposal as portending "sweeping changes" to the use and expansion of the interstate transmission and wholesale bulk power systems in the United States. The proposal includes numerous proposed changes to the current regulation of transmission and generation facilities designed "to promote economic efficiency" and replace the "obsolete patchwork we have today," according to the FERC's chairman. The final rule, if adopted as currently proposed, would require all public utilities operating transmission facilities subject to the FERC jurisdiction to file revised open access transmission tariffs that would require changes to the basic services these public utilities currently provide. The proposed rule may impact the pricing of MidAmerican Energy's electricity and transmission products. The FERC does not envision that a final rule will be fully implemented until September 30, 2004. MidAmerican Energy is still evaluating the proposed rule and recognizes the final rule could vary considerably from the initial proposal. Accordingly, the likely impact of the proposed rule on MidAmerican Energy's transmission and generation businesses is unknown.

ENVIRONMENTAL MATTERS

     The U.S. Environmental Protection Agency, or EPA, and state environmental agencies have determined that contaminated wastes remaining at decommissioned manufactured gas plant facilities may pose a threat to the public health or the environment if these contaminants are in sufficient quantities and at sufficient concentrations as to warrant remedial action.

     MidAmerican Energy has evaluated or is evaluating 27 properties that were, at one time, sites of gas manufacturing plants in which it may be a potentially responsible party. The purpose of these evaluations is to determine whether waste materials are present, whether the materials constitute an environmental or health risk, and whether MidAmerican Energy has any responsibility for remedial action. MidAmerican Energy's estimate of the probable costs for these sites as of September 30, 2002, was $18 million. This estimate has been recorded as a liability and a regulatory asset for future recovery through the regulatory process. Refer to Note B(1) of Notes to Consolidated Financial Statements for further discussion of MidAmerican Energy's environmental activities related to manufactured gas plant sites and cost recovery.

     Although the timing of potential incurred costs and recovery of costs in rates may affect the results of operations in individual periods, management believes that the outcome of these issues will not have a material adverse effect on MidAmerican Energy's financial position or results of operations.

     In July 1997, the EPA adopted revisions to the National Ambient Air Quality Standards for ozone and a new standard for fine particulate matter. In February 2001, the United States Supreme Court upheld the constitutionality of the standards, though remanding the issue of implementation of the ozone standard to the EPA. The impact of the new standards on MidAmerican Energy is currently unknown. These standards could be superceded, in whole or in part, by a variety of multi-pollutant emission reduction initiatives. Refer to Note B(2) of Notes to Consolidated Financial Statements for further discussion of this issue.

     In 2001, the state of Iowa passed legislation that, in part, requires rate-regulated utilities to develop a multi-year plan and budget for managing regulated emissions from their generating facilities in a cost-effective manner. MidAmerican Energy's proposed plan and associated budget (the Plan) was filed with the Iowa Utilities Board (IUB) on April 1, 2002, in accordance with state law. MidAmerican Energy expects the IUB to rule on the prudence of the Plan in 2003. MidAmerican Energy is required to file Plan updates at least every two years.

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

GENERATING CAPABILITY

     In July 2002, retail customer usage of electricity caused a new record hourly peak demand of 3,887 megawatts (MW) on MidAmerican Energy's energy system, surpassing the previous record peak of 3,833 MW set in July 1999. MidAmerican Energy is interconnected with Iowa and neighboring utilities and is involved in an electric power pooling agreement known as Mid-Continent Area Power Pool (MAPP). Each MAPP participant is required to maintain for emergency purposes a net generating capability reserve of at least 15% above its system peak demand.

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

     In accordance with EITF Issue No. 02-3, effective September 30, 2002, for MidAmerican Energy, all of MidAmerican Energy's trading revenues are reported net of the costs of the related sales on the Consolidated Statements of Income. Previously, the revenues and costs were recorded gross. All prior periods have been reclassified to conform to the net presentation.

     Accounting for derivatives continues to evolve through guidance issued by the Derivatives Implementation Group (DIG) and the EITF of the Financial Accounting Standards Board (FASB). To the extent that changes by the DIG modify current guidance, including the normal purchases and normal sales determination, the accounting treatment for derivatives may change.

     See Note D in Notes to Consolidated Financial Statements for further discussion related to accounting for derivatives.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In August 2001, the FASB issued SFAS No. 143, "Accounting For Asset Retirement Obligations." SFAS No. 143 requires recognition on the balance sheet of legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of such assets. Additionally, at the time an asset retirement obligation (ARO) is recognized, an ARO asset of the same amount is recorded and depreciated. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. MidAmerican Funding is evaluating the impact of this pronouncement and estimates that additional assets and liabilities will be added to its balance sheet, but does not believe adoption will have a material impact on its results of operations.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     MidAmerican Funding, including MidAmerican Energy, is exposed to market risk from changes in factors such as the market price of certain commodities and interest rates. To manage the price volatility relating to these exposures, MidAmerican Funding enters into various financial derivative instruments. Senior management provides the overall direction, structure, conduct and control of MidAmerican Funding's risk management activities, including the use of financial derivative instruments, authorization and communication of risk management policies and procedures, strategic hedging program guidelines, appropriate market and credit risk limits, and appropriate systems for recording, monitoring and reporting the results of transactional and risk management activities. MidAmerican Funding regularly performs sensitivity analysis of its outstanding positions and adheres to strict value-at-risk parameters. MidAmerican Funding uses hedge accounting for derivative instruments pertaining to its natural gas purchasing, wholesale electricity activities and financing activities. Refer to Note D in Notes to Consolidated Financial Statements for further discussion of price risk and the accounting for derivative instruments.

ITEM 4.  CONTROLS AND PROCEDURES
--------------------------------

     MidAmerican Funding's and MidAmerican Energy's respective chief executive officer and chief financial officer have established "disclosure controls and procedures" (as defined in Rule 13a-14(c) and Rule 15d-14(c) of the Securities and Exchange Act of 1934) to ensure that material information of the companies and their subsidiaries is made known to them by others within the respective companies. Under their supervision, an evaluation of the disclosure controls and procedures was performed within 90 days prior to the filing of this quarterly report. Based on that evaluation, the above-mentioned officers have concluded that, as of the date of the evaluation, the disclosure controls and procedures were operating effectively. Additionally, the above-mentioned officers find that there have been no significant changes in internal controls, or in other factors that could significantly affect internal controls, subsequent to the date of that evaluation.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

     MidAmerican Funding and its subsidiaries have no material legal proceedings except for the following:

Environmental Matters
---------------------

     For information on MidAmerican Energy's environmental matters, reference is made to Note B of Notes to Consolidated Financial Statements.

Cooper Litigation
-----------------

     As previously disclosed in MidAmerican Energy's and MidAmerican Funding's respective Annual Report on Form 10-K for the year ended December 31, 2001, and in their respective Quarterly Report on Form 10-Q for June 30, 2002, MidAmerican Energy has been involved in litigation with the Nebraska Public Power District regarding issues related to Cooper Nuclear Station.

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

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(A)  EXHIBITS

     15     Awareness Letter of Independent Accountants


(B)  REPORTS ON FORM 8-K

     On August 1, 2002, MidAmerican Funding and MidAmerican Energy each filed a Current Report on Form 8-K dated August 1, 2002. The filing announced that on July 31, 2002, MidAmerican Energy had entered into an agreement to resolve all disputes with the Nebraska Public Power District concerning Cooper Nuclear Station. A copy of the related press release was attached as an exhibit.

     On August 14, 2002, MidAmerican Funding and MidAmerican Energy filed a joint Current Report on Form 8-K with certification of their respective chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                             MIDAMERICAN FUNDING, LLC
                                             ------------------------
                                                   (Registrant)




Date  November 12, 2002                       /s/  Patrick J. Goodman
    -------------------                      ---------------------------------
                                                   Patrick J. Goodman
                                                   Vice President and Treasurer







                                             MIDAMERICAN ENERGY COMPANY
                                             --------------------------
                                                    (Registrant)




Date  November 12, 2002                       /s/  Thomas B. Specketer
    -------------------                      -----------------------------------
                                                   Thomas B. Specketer
                                                   Vice President and Controller
                                      -45-

                     SECTION 302 CERTIFICATION FOR FORM 10-Q
CERTIFICATIONS
--------------

I, David L. Sokol, certify that:

1. I have reviewed this quarterly report on Form 10-Q of MidAmerican Funding, LLC;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002


                                 /s/ David L. Sokol
                               -----------------------
                                  David L. Sokol
                               Chief Executive Officer

                     SECTION 302 CERTIFICATION FOR FORM 10-Q

CERTIFICATIONS
--------------

I, Patrick J. Goodman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of MidAmerican Funding, LLC;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 12, 2002



                              /s/ Patrick J. Goodman
                             -----------------------
                               Patrick J. Goodman
                          Vice President and Treasurer
                            (chief financial officer)

                     SECTION 302 CERTIFICATION FOR FORM 10-Q
CERTIFICATIONS
--------------

I, David L. Sokol, certify that:

1. I have reviewed this quarterly report on Form 10-Q of MidAmerican Energy Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 12, 2002



                              /s/ David L. Sokol
                             -----------------------
                                 David L. Sokol
                                    Chairman
                            (chief executive officer)

                     SECTION 302 CERTIFICATION FOR FORM 10-Q

CERTIFICATIONS
--------------

I, Thomas B. Specketer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of MidAmerican Energy Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 12, 2002



                             /s/ Thomas B. Specketer
                             -----------------------
                               Thomas B. Specketer
                          Vice President and Controller
                            (chief financial officer)

                                  EXHIBIT INDEX

Exhibit No.
-----------

         MidAmerican Energy
         ------------------

         15     Awareness Letter of Independent Accountants