Form 10-K
period 2002-12-31
MIDAMERICAN ENERGY CO; MIDAMERICAN FUNDING LLC
filed 2003-03-28
CIK 928576, 1098296

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended DECEMBER 31, 2002

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

Securities registered pursuant to Section 12(b) of the Act:  None


Securities registered pursuant to Section 12(g) of the Act:

                   Preferred Stock, $3.30 Series, no par value
                   Preferred Stock, $3.75 Series, no par value
                   Preferred Stock, $3.90 Series, no par value
                   Preferred Stock, $4.20 Series, no par value
                   Preferred Stock, $4.35 Series, no par value
                   Preferred Stock, $4.40 Series, no par value
                   Preferred Stock, $4.80 Series, no par value
 _______________________________________________________________________________
                              (Title of each Class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          ----

Indicate  by check mark  whether  the  registrants  are  accelerated  filers (as
defined in Rule 12-b-2 of the Act). Yes         No  X
                                       ----       ----

All of the member's equity of MidAmerican Funding, LLC is held by its parent company, MidAmerican Energy Holdings Company, as of March 20, 2003.

All common stock of MidAmerican Energy Company is held by its parent company, MHC Inc., which is a direct, wholly owned subsidiary of MidAmerican Funding, LLC. As of March 20, 2003, 70,980,203 shares of MidAmerican Energy common stock, without par value, were outstanding.

MidAmerican Funding, LLC and MidAmerican Energy Company meet the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and are therefore filing this Form 10-K with the reduced disclosure format specified in General Instruction I(2) of Form 10-K.

                            MIDAMERICAN FUNDING, LLC
                           MIDAMERICAN ENERGY COMPANY
                         2002 ANNUAL REPORT ON FORM 10-K

MidAmerican Funding, LLC, or MidAmerican Funding, and MidAmerican Energy Company, or MidAmerican Energy, separately file this combined Form 10-K. Information relating to each individual registrant is filed by such registrant on its own behalf. Except for its subsidiaries, MidAmerican Energy makes no representation as to information relating to any other subsidiary of MidAmerican Funding.

                                TABLE OF CONTENTS

                                   Part I                                  Page
                                   ------                                  ----
Item 1    Business
              General Overview............................................   4
              Financial Information About Industry Segments...............   4
              Description of Business.....................................   4
                Business of MidAmerican Funding and MHC...................   4
                Business of MidAmerican Energy............................   5
                Regulated Electric Operations ............................   6
                Regulated Natural Gas Operations..........................  10
                Nonregulated Operations...................................  12
                Regulation................................................  14
                Business of MidAmerican Capital...........................  18
                Business of Midwest Capital...............................  18
Item 2    Properties......................................................  19
Item 3    Legal Proceedings...............................................  21
Item 4    Submission of Matters to a Vote of Security Holders.............  21

                                    Part II
                                    -------
Item 5    Market for the Registrant's Common Equity and
            Related Stockholder Matters...................................  22
Item 6    Selected Financial Data.........................................  22
Item 7    Management's Discussion and Analysis of Financial
              Condition and Results of Operations.........................  22
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk......  22
Item 8    Financial Statements and Supplementary Data.....................  22
Item 9    Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure......................  22

                                   Part III
                                   --------
Item 10   Directors and Executive Officers of the Registrant..............  23
Item 11   Executive Compensation..........................................  26
Item 12   Security Ownership of Certain Beneficial Owners
              and Management and Related Stockholder Matters..............  26
Item 13   Certain Relationships and Related Transactions..................  26
Item 14   Controls and Procedures.........................................  26

                                    Part IV
                                    -------
Item 15   Exhibits, Financial Statement Schedules and Reports on Form 8-K.  27
Signatures ............................................................... 119
Certifications............................................................ 121
Exhibit Index............................................................. 131

                                     PART I

ITEM 1. BUSINESS
----------------

(A)  GENERAL OVERVIEW

     MidAmerican Funding, LLC, or MidAmerican Funding, is an Iowa limited liability company that was formed in March 1999. Its sole member is MidAmerican Energy Holdings Company, or MidAmerican Energy Holdings. MidAmerican Funding owns all of the outstanding common stock of MHC Inc., formerly known as MidAmerican Energy Holdings Company, which owns all of the common stock of MidAmerican Energy Company, or MidAmerican Energy; MidAmerican Capital Company, or MidAmerican Capital; Midwest Capital Group, Inc., or MidAmerican Capital; MidAmerican Services Company, or MidAmerican Services; and MEC Construction Services Co., or MEC Construction. MidAmerican Energy is a public utility company headquartered in Des Moines, Iowa, and incorporated in the state of Iowa.

     On March 12, 1999, MidAmerican Funding acquired MHC. As a part of this transaction, the former CalEnergy Company, Inc., a Delaware corporation, was reincorporated as an Iowa corporation and changed its name to MidAmerican Energy Holdings. As a result, MHC and all direct and indirect subsidiaries of MHC each became a subsidiary of MidAmerican Funding.

     On March 14, 2000, an investor group including Berkshire Hathaway Inc., Walter Scott, Jr., David L. Sokol and Gregory E. Abel completed its acquisition of MidAmerican Energy Holdings in accordance with a previously disclosed agreement and plan of merger, dated October 24, 1999, among MidAmerican Energy Holdings, Teton Formation L.L.C. and Teton Acquisition Corp. Mr. Scott is an Omaha, Nebraska businessman and a director of MidAmerican Energy Holdings, Mr. Sokol is Chairman and Chief Executive Officer of MidAmerican Energy Holdings and Mr. Abel is Chief Operating Officer of MidAmerican Energy Holdings. In accordance with the merger agreement, Teton Acquisition was merged with and into MidAmerican Energy Holdings, maintaining the name MidAmerican Energy Holdings. With the completion of the transaction, MidAmerican Energy Holdings is now a privately owned company with publicly traded fixed-income securities.


(B)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     Financial information on MidAmerican Funding's segments of business is included in Note (12) of Notes to Consolidated Financial Statements included in
Item 15 of this Form 10-K.

(C)  DESCRIPTION OF BUSINESS

                     BUSINESS OF MIDAMERICAN FUNDING AND MHC
                     ---------------------------------------

     MidAmerican Funding conducts no business other than activities related to the issuance of its debt securities and the ownership of MHC.

     MHC conducts no business other than the ownership of its subsidiaries. MHC's interests include 100% of the common stock of MidAmerican Energy, MidAmerican Capital, Midwest Capital, MidAmerican Services and MEC Construction. MidAmerican Energy is primarily engaged in the business of generating, transmitting, distributing and selling electric energy and in distributing, selling and transporting natural gas. It accounts for the predominant part of MHC's assets and earnings. MidAmerican Capital manages equipment leases and other passive investment activities. Midwest

Capital functions as a regional business development company in MidAmerican Energy's service territory. MidAmerican Services provides comprehensive energy services to commercial and industrial companies, and MEC Construction provides nonregulated utility construction services.

     For the year ended December 31, 2002, 99.8% of MidAmerican Funding's operating revenues were from MidAmerican Energy.

     MidAmerican Funding and its subsidiaries had 3,735 full-time employees as of December 31, 2002.

                         BUSINESS OF MIDAMERICAN ENERGY
                         ------------------------------

     MidAmerican  Energy is the largest  energy company  headquartered  in Iowa, with $3.8 billion of assets as of December 31, 2002, and revenues for 2002 totaling $2.2 billion. MidAmerican Energy is principally engaged in the business of generating, transmitting, distributing and selling electric energy and in distributing, selling and transporting natural gas. MidAmerican Energy distributes electricity at retail in Council Bluffs, Des Moines, Fort Dodge,
Iowa City, Sioux City and Waterloo, Iowa; the Quad Cities (Davenport and Bettendorf, Iowa and Rock Island, Moline and East Moline, Illinois); and a number of adjacent communities and areas. It also distributes natural gas at retail in Cedar Rapids, Des Moines, Fort Dodge, Iowa City, Sioux City and Waterloo, Iowa; the Quad Cities; Sioux Falls, South Dakota; and a number of adjacent communities and areas. As of December 31, 2002, MidAmerican Energy had approximately 681,000 retail electric customers and 660,000 retail natural gas customers.

     In addition to retail sales, MidAmerican Energy sells electric energy and natural gas to other utilities, marketers and municipalities inside and outside of MidAmerican Energy's delivery system. These sales are referred to as wholesale sales. It also transports natural gas through its distribution system for a number of end-use customers who have independently secured their supply of natural gas.

     MidAmerican Energy's regulated electric and gas operations are conducted under franchises, certificates, permits and licenses obtained from state and local authorities. The franchises, with various expiration dates, are typically for 25-year terms.

     MidAmerican Energy has a diverse customer base consisting of residential, agricultural, and a variety of commercial and industrial customer groups. Among the primary industries served by MidAmerican Energy are those that are concerned with food products, the manufacturing, processing and fabrication of primary metals, real estate, farm and other non-electrical machinery, and cement and gypsum products.

     MidAmerican  Energy  also  conducts  a  number  of  nonregulated   business
activities. Refer to the "Nonregulated Operations" section later in Part I for further discussion.

     For  the  year  ended  December  31,  2002,   MidAmerican   Energy  derived
approximately 61% of its gross operating revenues from its regulated electric business, 31% from its regulated gas business and 8% from its nonregulated business activities. For 2001 and 2000, the corresponding percentages were 56% electric, 37% gas and 7% nonregulated; and 53% electric, 41% gas and 6% nonregulated, respectively.

     At December 31, 2002, MidAmerican Energy had 3,718 full-time employees of which 1,739 were covered by union contracts. MidAmerican Energy has five separate contracts with locals of the International Brotherhood of Electrical Workers (IBEW), the United Association of Plumbers and Pipefitters and the United Paper Workers International Union. One contract with IBEW locals 109 and 499 expires February 29, 2004, and covers 1,659 employee members.

REGULATED ELECTRIC OPERATIONS

     The following tables present historical regulated electric sales data related to customer class and jurisdictions.

                                      Total Regulated Electric Sales
                                            By Customer Class
                                      ------------------------------
                                      2002         2001         2000
                                      ----         ----         ----
Residential......................     19.8%        20.6%        20.7%
Small general service............     14.2         15.3         15.9
Large general service............     24.5         25.8         28.6
Other ...........................      9.1          7.3          5.4
Wholesale........................     32.4%        31.0         29.4
                                     -----        -----        -----
                                     100.0%       100.0%       100.0%
                                     =====        =====        =====

                                      Regulated Retail Electric Sales
                                                By State
                                      ------------------------------
                                      2002         2001         2000
                                      ----         ----         ----
Iowa  ...........................     88.5%        88.6%        89.3%
Illinois.........................     10.7         10.6         10.0
South Dakota.....................      0.8          0.8          0.7
                                     -----        -----        -----
                                     100.0%       100.0%       100.0%
                                     =====        =====        =====

     There are seasonal variations in MidAmerican Energy's electric business that are principally related to the use of electricity for air conditioning. In 2002, 41% of MidAmerican Energy's regulated electric revenues were reported in the months of June, July, August and September.

     The annual hourly peak demand on MidAmerican Energy's electric system usually occurs as a result of air conditioning use during the cooling season. In July 2002, MidAmerican Energy reached a new record hourly peak demand of 3,889 megawatts, or MW, which was 56 MW greater than MidAmerican Energy's previous record hourly peak demand of 3,833 MW set in July 1999.

     MidAmerican Energy's accredited net generating capability in the summer of 2002 was 4,724 MW. Accredited net generating capability represents the amount of generation available to meet the requirements on MidAmerican Energy's system and consists of MidAmerican Energy-owned generation, generation under power purchase contracts and the net amount of capacity purchases and sales. The net generating capability at any time may be less than it would otherwise be due to regulatory restrictions, fuel restrictions and generating units being temporarily out of service for inspection, maintenance, refueling or modifications. Refer to Item 2 of this Form 10-K for detail of the accredited net generating capability for the summer of 2002.

     MidAmerican Energy plans to develop and construct two electric generating plants in Iowa. Both plants would provide service to regulated retail electricity customers and be included in regulated rate base in Iowa, Illinois and South Dakota. Wholesale sales may also be made from the plants to the extent the power is not needed for regulated retail service.

     The first plant will be a 500-MW (based on expected accreditation) natural gas-fired, combined cycle plant with an estimated cost of $415 million. MidAmerican Energy will own 100% of the plant and operate it. The plant will be operated in simple cycle mode during 2003 and 2004, resulting in

310 MW of accredited capacity. The combined cycle operation will commence in 2005. MidAmerican Energy has received a certificate from the Iowa Utilities Board, or IUB, allowing it to construct the plant. In May 2002, the IUB issued an order that specified the Iowa ratemaking principles that will apply to the plant over its life. As a result of that order, MidAmerican Energy is proceeding with the construction of the plant and has initiated start-up and testing of the simple cycle phase.

     The second plant is currently under development and is expected to be a 790-MW (based on expected accreditation) super-critical-temperature, coal-fired plant fueled with low-sulfur coal. If constructed, MidAmerican Energy will operate the plant and expects to own approximately 475 MW of the plant. Municipal, cooperative and public power utilities will own the remainder, which is a typical ownership arrangement for large base-load plants in Iowa. On
January 23, 2003, the IUB issued an order granting MidAmerican Energy a certificate to construct the plant conditioned upon retention of other required governmental permits. MidAmerican Energy has made a filing with the IUB for approval of Iowa ratemaking principles for this second plant. The development of this plant is subject to obtaining environmental and other required permits, as well as to receiving orders from the IUB approving construction of the associated transmission facilities and establishing ratemaking principles which are satisfactory to MidAmerican Energy.

     MidAmerican Energy is interconnected with Iowa utilities and utilities in neighboring states and is involved in an electric power pooling agreement known as Mid-Continent Area Power Pool, or MAPP. MAPP is a voluntary association of electric utilities doing business in Minnesota, Nebraska, North Dakota and the Canadian provinces of Saskatchewan and Manitoba and portions of Iowa, Montana, South Dakota and Wisconsin. Its membership also includes power marketers, regulatory agencies and independent power producers. MAPP facilitates operation of the transmission system and is responsible for the safety and reliability of the bulk electric system.

     In November 2001, MAPPCOR, the contractor to MAPP, sold its transmission-related assets to the Midwest Independent Transmission System Operator, Inc., or Midwest ISO. The Midwest ISO now has responsibility for administration of MAPP's Open-Access Transmission Tariff.

     Each MAPP participant is required to maintain for emergency purposes a net generating capability reserve of at least 15% above its system peak demand. If a participant's capability reserve falls below the 15% minimum, significant penalties could be contractually imposed by MAPP. MidAmerican Energy's reserve margin at peak demand for 2002 was approximately 21%.

     MidAmerican Energy's transmission system connects its generating facilities with distribution substations and interconnects with 14 other transmission providers in Iowa and five adjacent states. Under normal operating conditions, MidAmerican Energy's transmission system is unconstrained and has adequate capacity to deliver energy to MidAmerican Energy's distribution system and to export and import energy with other interconnected systems. Refer to Item 2 of this Form 10-K for additional information on transmission lines.

     In December 1999, the Federal Energy Regulatory Commission, or FERC, issued Order No. 2000 establishing, among other things, minimum characteristics and functions for regional transmission organizations. Public utilities that were not a member of an independent system operator at the time of the order were required to submit a plan by which its transmission facilities would be transferred to a regional transmission organization. On September 28, 2001, MidAmerican Energy and five other electric utilities filed with the FERC a plan to create TRANSLink Transmission Company LLC and to integrate their electric transmission systems into a single, coordinated system operating as a for-profit independent transmission company in conjunction with a FERC-approved regional transmission organization. On April 25, 2002, the FERC issued an order approving the transfer of control of MidAmerican Energy and other utilities' transmission assets to TRANSLink in conjunction with TRANSLink's participation in the Midwest Independent Transmission System Operator, Inc. regional transmission organization. MidAmerican Energy has filed an application for state regulatory approval with the IUB and anticipates a ruling in mid-2003. Transferring the operations and control of MidAmerican
Energy's transmission assets to other entities could increase costs for MidAmerican Energy; however, the actual impact of TRANSLink on MidAmerican Energy's future transmission costs is not yet known. Transfer of control is not anticipated until the third quarter of 2003 at the earliest.

     On July 31, 2002, the FERC issued a notice of proposed rulemaking with respect to Standard Market Design. The FERC has characterized the proposal as portending "sweeping changes" to the use and expansion of the interstate transmission and wholesale bulk power systems in the United States. The proposal includes numerous proposed changes in the current regulation of transmission and generation facilities designed "to promote economic efficiency" and replace the "obsolete patchwork we have today," according to the FERC's chairman. The final rule, if adopted as currently proposed, would require all public utilities operating transmission facilities subject to the FERC jurisdiction to file revised open access transmission tariffs that would require changes to the basic services these public utilities currently provide. The proposed rule may impact the pricing of MidAmerican Energy's electricity and transmission products. The FERC does not envision that a final rule will be fully implemented until 2004. MidAmerican Energy is still evaluating the proposed rule and recognizes the final rule could vary considerably from the initial proposal. Accordingly, the likely impact of the proposed rule on MidAmerican Energy's transmission and generation businesses is unknown.

Energy Supply for Electric Operations
-------------------------------------

     MidAmerican Energy's total energy supplied to retail and wholesale electric customers was from the following sources:

                                                 2002     2001     2000
                                                -----    -----    -----
    MidAmerican Energy-owned generation........  76.5%    82.6%    83.8%
    Energy purchased under long-term contracts.  14.3     13.5     14.0
    Energy purchased - other...................   9.2      3.9      2.2
                                                -----    -----    -----
                                                100.0%   100.0%   100.0%
                                                =====    =====    =====

     The increase in the percent of other energy purchased for 2002 compared to 2001 is due to additional purchases to supply an increase in wholesale sales volumes and a portion of the increase in retail sales volumes. MidAmerican Energy-owned generation and energy purchased under long-term contracts increased to a lesser degree to supply a portion of the increase in retail sales volumes.

     MidAmerican Energy's sources of fuel for electric generation were as follows for the years ended December 31:

                                  2002         2001         2000
                                 -----        -----        -----

     Coal...................      73.3%        74.4%        75.9%
     Nuclear (a)............      24.4         24.3         23.6
     Gas (b)................       2.2          1.2          0.3
     Oil/Hydro..............       0.1          0.1          0.2
                                 -----        -----        -----
                                 100.0%       100.0%       100.0%
                                 =====        =====        =====

         (a) Nuclear includes energy purchased through a power purchase contract with Nebraska Public Power District. As a result of a contract restructuring effective August 1, 2002, energy purchased under that contract is similar to other purchased energy in that it is not restricted to a particular energy source. However, it is included in Nuclear for all of 2002 for comparison purposes.

         (b) Gas includes energy purchased through a power purchase contract with Cordova Energy Company LLC. Each of these contracts is discussed below. Refer to Item 2 of this Form 10-K for detail of generating facilities.

     MidAmerican Energy is no longer allowed to recover a portion of its energy costs relating to retail sales through energy adjustment clauses. Accordingly, fluctuations in energy costs now affect MidAmerican Energy's earnings.

     All of the coal-fired generating stations operated by MidAmerican Energy are fueled by low-sulfur, western coal from the Powder River Basin and Hanna
Basin mines. MidAmerican Energy's coal supply portfolio includes multiple suppliers and mines under agreements of varying term and quantity flexibility. MidAmerican Energy regularly monitors the western coal market, looking for opportunities to improve its coal supply portfolio. MidAmerican Energy believes its sources of coal supply are, and will continue to be, satisfactory. Additional information regarding MidAmerican Energy's coal supply contracts is included in Note (4)(f) of Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.

     MidAmerican Energy has agreements with Union Pacific Railroad Company to deliver coal directly to its Neal and Council Bluffs Energy Centers. Coal for MidAmerican Energy's Louisa and Riverside Energy Centers is delivered to an interchange point by Union Pacific for transportation to its destination by Iowa, Chicago & Eastern Railroad Corporation. MidAmerican Energy has the ability to use The Burlington Northern and Santa Fe Railway Company for delivery of a small amount of coal to the Council Bluffs, Louisa and Riverside Energy Centers should the need arise. MidAmerican Energy believes its coal transportation arrangements are adequate to meet its coal delivery needs.

     MidAmerican Energy uses natural gas and oil as fuel for intermediate and peak demand electric generation, igniter fuel, transmission support and standby purposes. These sources are presently in adequate supply and available to meet MidAmerican Energy's needs.

        MidAmerican Energy has an agreement with the Nebraska Public Power District, or NPPD, to purchase electric capacity and energy through December 31, 2004. Under the contract, as restructured effective August 1, 2002, MidAmerican Energy will purchase 380 MW of the accredited capacity of Cooper Nuclear Station and a minimum of approximately 2.5 million megawatt-hours in each of the years

2003 and 2004. NPPD is not required to use Cooper Nuclear Station to meet the minimum energy requirement.

     MidAmerican Energy has an agreement with Cordova Energy Company LLC, a subsidiary of MidAmerican Energy Holdings, to purchase electric capacity and energy from a gas-fired combined cycle generation plant that started commercial operation in June 2001. The agreement, which terminates in May 2004, provides for MidAmerican Energy to purchase up to 50% of the net capacity of the plant and to supply the fuel stock required to generate the energy purchased.

     MidAmerican Energy is a 25% joint owner of Quad Cities Generating Station, a nuclear power plant. Exelon Generation Company, LLC, the other joint owner and the operator of Quad Cities Station, is a subsidiary of Exelon Corporation.

     Approximately one-third of the nuclear fuel assemblies in the core at Quad Cities Station Units 1 and 2 is replaced every 24 months. MidAmerican Energy has been advised by Exelon Generation that the majority of its uranium concentrate and uranium conversion requirements for Quad Cities Station through 2003 can be met under existing supplies or commitments. Exelon Generation foresees no problem in obtaining the remaining requirements now or obtaining future
requirements.   Exelon  Generation  further  advises  that  enrichment  services contracted through 2007 provide flexibility as to the quantity purchased. Commitments for fuel fabrication have been obtained at least through 2007. Exelon Generation does not anticipate that it will have difficulty in contracting for uranium concentrates for conversion, enrichment or fabrication of nuclear fuel needed to operate Quad Cities Station.

REGULATED NATURAL GAS OPERATIONS

     MidAmerican Energy is engaged in the procurement, transportation, storage and distribution of natural gas for customers in the Midwest. MidAmerican Energy purchases natural gas from various suppliers, transports it from the production area to MidAmerican Energy's service territory under contracts with interstate pipelines, stores it in various storage facilities to manage fluctuations in system demand and seasonal pricing, and distributes it to customers through MidAmerican Energy's distribution system.

     MidAmerican Energy sells natural gas to end-use, or retail, customers and to other utilities, marketers and municipalities outside of MidAmerican Energy's delivery system. MidAmerican Energy also transports through its distribution system natural gas purchased independently by a number of end-use customers. During 2002, approximately 45% of total gas delivered through MidAmerican Energy's system for end-use customers was under gas transportation service.

     There are seasonal variations in MidAmerican Energy's gas business that are principally due to the use of natural gas for heating. In 2002, 47% of MidAmerican Energy's regulated gas revenues were reported in the months of January, February, March, and December.

     The following tables present historical regulated gas sales data, excluding transportation throughput, related to customer class and jurisdictions.

                                         Total Regulated Gas Sales
                                             By Customer Class
                                     -------------------------------
                                      2002         2001         2000
                                     -----        -----        -----
Residential.....................      39.0%        34.5%        34.9%
Small general service...........      19.7         18.2         17.4
Large general service...........       1.5          1.5          2.2
Other ..........................       1.2          1.7          1.2
Wholesale.......................      38.6         44.1         44.3
                                     -----        -----        -----
                                     100.0%       100.0%       100.0%
                                     =====        =====        =====

                                        Regulated Retail Gas Sales
                                                 By State
                                     -------------------------------
                                      2002         2001         2000
                                     -----        -----        -----
Iowa  ..........................      78.0%        78.9%        78.0%
Illinois........................      10.0          9.8         10.2
South Dakota....................      11.2         10.5         11.0
Nebraska........................       0.8          0.8          0.8
                                     -----        -----        -----
                                     100.0%       100.0%       100.0%
                                     =====        =====        =====

Fuel Supply and Capacity
------------------------

     MidAmerican Energy purchases gas supplies from producers and third party marketers. To ensure system reliability, a geographically diverse supply portfolio with varying terms and contract conditions is utilized for the gas supplies.

     MidAmerican Energy has rights to firm pipeline capacity to transport gas to its service territory through direct interconnects to the pipeline systems of Northern Natural Gas Company (an affiliate company), Natural Gas Pipeline Company of America, Northern Border Pipeline Company and ANR Pipeline Company. At times, the capacity available through MidAmerican Energy's firm capacity portfolio may exceed the demand on MidAmerican Energy's distribution system. Firm capacity in excess of MidAmerican Energy's system needs can be resold to other companies to achieve optimum use of the available capacity. Past IUB and South Dakota Public Utilities Commission rulings have allowed MidAmerican Energy to retain 30% of the respective jurisdictional margins earned on the resold capacity, with the remaining 70% being returned to customers through the purchased gas adjustment clause.

     MidAmerican Energy's cost of gas is recovered from customers through purchased gas adjustment clauses. In 1995, the IUB gave initial approval of MidAmerican Energy's Incentive Gas Supply Procurement Program, which currently has been extended through October 31, 2003. Under the program, as amended, MidAmerican Energy is required to file with the IUB every six months a comparison of its gas procurement costs to an index-based reference price. If MidAmerican Energy's cost of gas for the period is less or greater than an established tolerance band around the reference price, then MidAmerican Energy shares a portion of the savings or costs with customers. A similar program is currently in effect in South Dakota through October 31, 2005. Since the implementation of the program, MidAmerican Energy has successfully achieved and shared savings with its natural gas customers.

     MidAmerican Energy utilizes leased gas storage to meet peak day requirements and to manage the daily changes in demand due to changes in weather. The storage gas is typically replaced during the summer months. In addition, MidAmerican Energy also utilizes three liquefied natural gas plants and two propane-air plants to meet peak day demands.

     On February 2, 1996, MidAmerican Energy had its highest peak-day delivery of 1,143,026 million British thermal units, or MMBtus. This peak-day delivery consisted of approximately 88% traditional sales service and 12% transportation service of customer-owned gas. MidAmerican Energy's 2002/2003 winter heating season peak-day delivery of 1,083,647 MMBtus was reached on January 22, 2003. This peak-day delivery included approximately 70% traditional sales service and 30% transportation service.

     The supply sources utilized by MidAmerican Energy to meet its 2002/2003 peak-day deliveries to its traditional sales service customers were:

                                                   Thousands         Percent
                                                       of              of
                                                     MMBtus           Total
                                                   ---------         -------

     Leased storage and peak shaving plants.......   352.1             46.1%
     Firm supply..................................   411.7             53.9
                                                     -----            -----
                                                     763.8            100.0%
                                                     =====            =====

     MidAmerican Energy has strategically built multiple pipeline interconnections into several of its larger communities. MidAmerican Energy operates interconnects with Northern Natural Gas, Natural Gas Pipeline, Northern Border, and ANR Pipeline into the Quad Cities; with Northern Natural Gas, Natural Gas Pipeline, and Northern Border into Cedar Rapids/Iowa City; and with Northern Natural Gas and Natural Gas Pipeline into Des Moines. Multiple pipeline interconnects create competition among pipeline suppliers for transportation capacity to serve those communities, thus reducing costs. In addition, multiple pipeline interconnects give MidAmerican Energy the ability to optimize delivery of the lowest cost supply from the various supply basins into these communities and increase delivery reliability. Benefits to MidAmerican Energy's system customers are shared with all jurisdictions through a consolidated purchased gas adjustment clause.

     MidAmerican Energy does not anticipate difficulties in meeting its future demands through the use of its supply portfolio and pipeline interconnections for the foreseeable future.

NONREGULATED OPERATIONS

     MidAmerican   Energy's   nonregulated   operations  include  a  variety  of
activities outside of the traditional regulated electric and gas services.

     Historical gross margins, or revenues less related cost of sales, for MidAmerican Energy's nonregulated operations are shown below (in millions):

                                                    2002      2001      2000
                                                   -----     -----     -----

     Nonregulated retail electric ..........       $11.4     $ 4.6     $ 0.3
     Gas and electric energy trading .......         3.3       6.9       2.1
     Income sharing arrangements under
       regulated gas tariffs ...............         3.1       4.4       5.2
     Incentive gas supply procurement
       program award .......................         3.4       4.1       3.9
     Nonregulated retail gas ...............         2.7       2.0       1.4
     Extended Service Protection Program ...         1.0       1.3       1.3
     Nonregulated energy delivery services .         0.1       0.1       5.7
     Other .................................         3.4       2.2       1.5
                                                   -----     -----     -----
                                                   $28.4     $25.6     $21.4
                                                   =====     =====     =====

     As of May 1, 2002, all retail electric customers in Illinois, except for those served by electric cooperatives and municipalities, had been phased in to allow them to select their provider of electric supply services. MidAmerican Energy's nonregulated electric retail revenues include revenues related to these supply services provided to customers within and outside of MidAmerican Energy's delivery system who choose their energy supplier. Revenues related to non-supply services, such as distribution and transmission, are reflected in regulated electric revenues. In September 2002, MidAmerican Energy began serving retail customers in Ohio.

     MidAmerican Energy's gas and electric energy trading consists of nonregulated wholesale electric and natural gas marketing operations through which it buys from, and sells to, other utilities and marketers. These operations qualify as "energy trading" activities under generally accepted accounting principles, and accordingly, related revenues are recorded net of the related cost of sales on the statements of income. Refer to the "Results of Operations" section of Management's Discussion and Analysis in Item 15 of this Form 10-K for further discussion.

     Nonregulated operations also include earnings from sharing arrangements under applicable state regulations and tariffs filed with the IUB and the South Dakota Public Utilities Commission, or SDPUC, for MidAmerican Energy's regulated natural gas operations. Under these arrangements, MidAmerican Energy is allowed to keep a portion of the benefits of gas sales for resale and capacity release transactions. MidAmerican Energy also has an Incentive Gas Supply Procurement Program, under which it can receive awards for successful performance of gas supply procurement. Refer to the preceding "Regulated Natural Gas Operations" section for further discussion of the sharing arrangements and the gas procurement program.

     MidAmerican Energy's nonregulated retail gas marketing services operate in Iowa, Illinois and Ohio. MidAmerican Energy purchases gas from producers and third party marketers and sells it directly to large commercial end-users. In addition, MidAmerican Energy manages gas supplies for a number of smaller commercial end-users, which includes the sale of gas to these customers to meet their supply requirements.

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

     MidAmerican Energy is regulated by the IUB as to retail rates, services, construction of utility property and in other respects as provided by the laws of Iowa. MidAmerican Energy is regulated by the Illinois Commerce Commission, or ICC, as to bundled retail rates, unbundled delivery services, services that have not been declared to be competitive, issuance of securities, affiliate transactions, construction, acquisition and sale of utility property, acquisition and sale of securities and in other respects as provided by the laws of Illinois. MidAmerican Energy is also subject to regulation by the SDPUC as to electric and gas retail rates and service as provided by the laws of South Dakota.

Rate Regulation
---------------

     Under Iowa law, temporary collection of higher rates can begin, subject to refund, 90 days after filing with the IUB for that portion of such higher rates approved by the IUB based on prior ratemaking principles and a rate of return on common equity previously approved. If the IUB has not issued a final order within ten months after the filing date, the temporary rates cease to be subject to refund and any balance of the requested rate increase may then be collected subject to refund. Exceptions to the ten-month limitation provide for extensions due to a utility's lack of due diligence in the rate proceeding, judicial appeals and situations involving new generating units being placed in service. MidAmerican Energy's cost of gas is reflected in its Iowa gas rates through the Iowa Uniform Purchased Gas Adjustment Clause.

     In accordance with a 2001 rate settlement, MidAmerican Energy's Iowa retail electric rates are effectively fixed through 2005. Additionally, under the incentive regulation aspects of the settlement, earnings exceeding a 12% return on equity are shared with customers. See Note (10) of Notes to Consolidated Financial Statements in Item 15 of this Form 10-K for additional discussion of this settlement. In accordance with a 2002 rate settlement, MidAmerican Energy's Iowa retail gas rates are effectively fixed through November 2004.

     South Dakota law authorizes its Public Utilities Commission to suspend new rates for up to six months during the pendency of rate proceedings; however, the rates are permitted to be implemented after six months subject to refund pending a final order in the proceeding.

     Under Illinois law, new rates may become effective 45 days after filing with the ICC, or on such earlier date as the ICC may approve, subject to its authority to suspend the proposed new rates, subject to hearing, for a period not to exceed approximately eleven months after filing. Under Illinois electric tariffs, MidAmerican Energy's Fuel Cost Adjustment Clause reflects changes in the cost of all fuels used for electric generation, including certain fuel transportation costs, nuclear fuel disposition costs and the effects of energy transactions (other than capacity and margins on interchange sales) with other utilities. MidAmerican Energy's cost of gas is reflected in its Illinois gas rates through the Illinois Uniform Purchased Gas Adjustment Clause.

     In December 1997, Illinois enacted a law to restructure Illinois' electric utility industry. The law changes how and what electric services are regulated by the ICC and transitions portions of the traditional electric services to a competitive environment. In general, the law limits the ICC's regulatory authority over a utility's generation and also relaxes its regulatory authority over many corporate transactions, such as the transfer of generation assets to affiliates. Special authority and limitations of authority apply during the transition to a competitive marketplace. Also, the law permits utilities to eliminate their fuel adjustment clauses and incorporates provisions by which earnings in excess of allowed amounts are either partially refunded to customers or are used to accelerate a company's regulatory asset cost recovery. Electric rates are frozen, subject to certain exceptions allowing for increases, until 2007.

     The FERC regulates MidAmerican Energy's rates charged to wholesale customers for energy and transmission services. Most of MidAmerican Energy's electric wholesale sales and purchases take place under market-based pricing allowed by the FERC and are therefore subject to market volatility.

     Refer to the "Legislative and Regulatory Evolution" section of Management's Discussion and Analysis in Item 15 of this Form 10-K for additional discussion of matters affecting utility regulation.

Nuclear Regulation
------------------

     Under the Nuclear Waste Policy Act of 1982, the U.S. Department of Energy is responsible for the selection and development of repositories for, and the permanent disposal of, spent nuclear fuel and high-level radioactive wastes. Exelon Generation, as required by the Nuclear Waste Act, signed a contract with the Department of Energy to provide for the disposal of spent nuclear fuel and high-level radioactive waste beginning not later than January 1998. The Department of Energy did not begin receiving spent nuclear fuel on the scheduled date, and it is expected that the schedule will be significantly delayed. The costs incurred by the Department of Energy for disposal activities are being financed by fees charged to owners and generators of the waste. Exelon Generation has informed MidAmerican Energy that existing on-site storage capability at Quad Cities Station is sufficient to permit interim storage into 2005. For Quad Cities Station, Exelon Generation has informed MidAmerican Energy that it plans to develop interim spent fuel storage installation at Quad Cities Station to store additional spent nuclear fuel in dry casks. Exelon Generation expects the bulk of the construction work will be done in 2004.

     MidAmerican Energy is subject to the jurisdiction of the Nuclear Regulatory Commission, or NRC, with respect to its license and 25% ownership interest in Quad Cities Station Units 1 and 2. Exelon Generation is the operator of Quad Cities Station and is under contract with MidAmerican Energy to secure and keep in effect all necessary NRC licenses and authorizations.

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

     Federal regulations provide that any nuclear operating facility may be required to cease operation if the NRC determines there are deficiencies in state, local or utility emergency preparedness plans relating to such facility, and the deficiencies are not corrected. Exelon Generation has advised MidAmerican Energy that an emergency preparedness plan for Quad Cities Station has been approved by the NRC. Exelon Generation has also advised MidAmerican Energy that state and local plans relating to Quad Cities Station have been approved by the Federal Emergency Management Agency.

     The NRC also regulates the decommissioning of nuclear power plants including the planning and funding for the eventual decommissioning of the plants. In accordance with these regulations, MidAmerican Energy submits a report to the NRC every two years providing "reasonable assurance" that funds will be available to pay the costs of decommissioning its share of Quad Cities Station.

     MidAmerican Energy has established external trusts for the investment of funds collected for nuclear decommissioning associated with Quad Cities Station. Electric tariffs currently in effect include provisions for annualized collection of estimated decommissioning costs at Quad Cities Station. In Iowa, Quad Cities Station decommissioning costs are reflected in base rates. MidAmerican Energy's cost related to decommissioning funding in 2002 was $8.3 million.

Environmental Regulations
-------------------------

     MidAmerican Energy is subject to a number of federal, state and local environmental laws and regulations affecting many aspects of our present and future operations. These requirements relate to air emissions, water quality, waste management, hazardous chemical use, noise abatement, land use aesthetics and atomic radiation.

     Environmental laws and regulations currently have, and future modifications may have, the effect of (i) increasing the lead time for the construction of new facilities, (ii) significantly increasing the total cost of new facilities,
(iii) requiring modification of MidAmerican Energy's existing facilities, (iv) increasing the risk of delay on construction projects, (v) increasing MidAmerican Energy's cost of waste disposal and (vi) reducing the reliability of service provided by MidAmerican Energy and the amount of energy available from MidAmerican Energy's facilities. Any of these items could have a substantial impact on amounts required to be expended by MidAmerican Energy in the future.

     Air Quality -

     Essentially all utility generating units are subject to the provisions of the Clean Air Act Amendments of 1990, or CAAA, which address continuous emissions monitoring, permit requirements and fees and emissions of certain substances. MidAmerican Energy has five jointly owned and six wholly owned coal-fired generating units, which represent approximately 60% of MidAmerican Energy's electric net accredited generating capability. MidAmerican Energy's generating units meet all requirements under Title IV of the CAAA. Title IV, which is also known as the Acid Rain Program, sets forth requirements for the emission of sulfur dioxide and nitrogen oxides at electric utility generating stations.

     In accordance with the requirements of Section 112 of the CAAA, the U.S. Environmental Protection Agency, or EPA, has performed a study of the hazards to public health reasonably anticipated to occur as a result of emissions of hazardous air pollutants by electric utility steam generating units. In December 2000, after research and monitoring of mercury emissions, the EPA concluded that it is appropriate and necessary to regulate mercury emissions from coal-fired generating units. It is anticipated that rules will be developed to regulate these emissions in 2003 or 2004 with reductions of mercury emissions effective in 2007. The cost to MidAmerican Energy of reducing its mercury emissions would depend on available technology at the time, but could be material.

     Refer to Note (4)(b) of Notes to Consolidated  Financial Statements in Item
15  of  this  Form  10-K  for  additional   information  regarding  air  quality
regulation.

     Hazardous Materials and Waste Management -

     The EPA and state environmental agencies have determined that contaminated wastes remaining at certain decommissioned manufactured gas plant facilities may pose a threat to the public health or the environment if such contaminants are in sufficient quantities and at such concentrations as to warrant remedial action.

     MidAmerican Energy has evaluated or is evaluating 27 properties that were, at one time, sites of gas manufacturing plants in which MidAmerican Energy may be a potentially responsible party. MidAmerican Energy estimates the range of possible costs for investigation, remediation and monitoring for these sites to be $16 million to $54 million. As of December 31, 2002, MidAmerican Energy has recorded a liability of $17 million for these sites. MidAmerican Energy's present rates in Iowa provide for a fixed annual recovery of manufactured gas plant costs.

     Additional information relating to MidAmerican Energy's manufactured gas plant facilities is included under Note (4)(a) of Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.

     Pursuant to the Toxic Substances Control Act, a federal law administered by the EPA, MidAmerican Energy developed a comprehensive program for the use, handling, control and disposal of all polychlorinated biphenyls, or PCBs, contained in electrical equipment. The future use of equipment containing PCBs will be minimized. Capacitors, transformers and other miscellaneous equipment are being purchased with a non-PCB dielectric fluid. MidAmerican Energy's exposure to PCB liability has been reduced through the orderly replacement of a number of such electrical devices with similar non-PCB electrical devices.

                         BUSINESS OF MIDAMERICAN CAPITAL
                         -------------------------------

     MidAmerican Capital is a wholly owned nonregulated subsidiary of MHC primarily engaged in investment activities. Investments include marketable securities, energy-related venture capital interests and equipment leases. MidAmerican Capital manages these activities through its nonregulated investment companies. Assets of MidAmerican Capital totaled $56 million as of December 31, 2002.

INVESTMENTS

     MidAmerican Capital's investments totaled $56 million at December 31, 2002, and $181 million, including a $73 million note receivable from MidAmerican Energy Holdings, at December 31, 2001. A majority of the remaining investment dollars relate to equipment leases and investment grade marketable securities. As discussed below, MidAmerican Capital and its subsidiaries also have investments in energy projects, technology development interests and venture capital funds.

     MidAmerican Capital's marketable securities portfolio totaled $5 million and $21 million at December 31, 2002 and 2001, respectively. The marketable securities portfolio consisted substantially of a managed preferred stock portfolio. MidAmerican Capital continued to liquidate the portfolio in 2002 and will complete the liquidation in the second quarter of 2003.

     MidAmerican Capital holds equity participations in equipment leases totaling $33 million and $46 million at December 31, 2002 and 2001, respectively. At December 31, 2002, approximately $23 million was invested in five commercial passenger aircraft. Approximately $9 million of the December 31, 2002, investment in equipment leases related to a seven percent undivided interest in an electric generating station leased to a utility located in Arizona. MidAmerican Capital also has investments in safe harbor lease transactions. Refer to Note (1)(f) of MidAmerican Funding's Notes to Consolidated Financial Statements in Item 15 of this Form 10-K for additional discussion of equipment leases.

     In  addition,  MidAmerican  Capital  and several of its  subsidiaries  have
indirect   investments,   through   venture  capital  funds,  in  a  variety  of
nonregulated energy production technologies.

                           BUSINESS OF MIDWEST CAPITAL
                           ---------------------------

     Midwest Capital is a wholly owned nonregulated subsidiary of MHC with total assets of $9 million as of December 31, 2002. Midwest Capital's primary activity is the management of utility service area investments to support economic development. Midwest Capital's principal interest is a 2,000-acre master planned residential and business community in southeastern South Dakota. The major construction phase of the planned community is complete, and the marketing phase to sell developed residential and commercial lots is in progress.

ITEM 2. PROPERTIES
------------------

     MidAmerican Energy's utility properties consist of physical assets necessary and appropriate to render electric and gas service in its service territories. Electric property consists primarily of generation, transmission and distribution facilities. Gas property consists primarily of natural gas mains and services pipelines, meters and related distribution equipment, including feeder lines to communities served from natural gas pipelines owned by others. It is the opinion of management that the principal depreciable properties owned by MidAmerican Energy are in good operating condition and well maintained.

     Net utility plant in service by operating segment is as follows as of December 31, 2002 (in thousands):

          Generation......................      $  975,278
          Energy delivery -
             Electric distribution........       1,119,808
             Gas distribution.............         508,948
          Transmission....................         203,941
          Marketing and sales.............          18,101
                                                -----------
                                                $2,826,076
                                                ==========

     The net accredited generating capacity of MidAmerican Energy, along with participation purchases and sales, net, are shown for summer 2002 accreditation.

                                                           Company's Share of
                                        Percent           Accredited Generating
     Plant                              Ownership  Fuel     Capability (MW)
-----------------------------------     ---------  ----   ---------------------
Steam electric generating plants:
  Council Bluffs Energy Center
   Unit No. 1...........................   100.0   Coal             45
   Unit No. 2...........................   100.0   Coal             88
   Unit No. 3...........................    79.1   Coal            546
  George Neal Station
    Unit No. 1..........................   100.0   Coal            135
    Unit No. 2..........................   100.0   Coal            300
    Unit No. 3 .........................    72.0   Coal            371
    Unit No. 4 .........................    40.6   Coal            261
  Louisa Unit...........................    88.0   Coal            616
  Ottumwa Unit .........................    52.0   Coal            368
  Riverside Station
    Unit No. 3..........................   100.0   Coal              5
    Unit No. 5..........................   100.0   Coal            130
                                                                 -----
                                                                 2,865
                                                                 -----
Combustion turbines:
  Coralville - 4 units..................   100.0   Gas/Oil          64
  Electrifarm - 3 units.................   100.0   Gas/Oil         200
  Moline - 4 units......................   100.0   Gas/Oil          64
  Parr - 2 units........................   100.0   Gas/Oil          32
  Pleasant Hill Energy Center - 3 units.   100.0   Oil             157
  River Hills Energy Center - 8 units...   100.0   Gas/Oil         120
  Sycamore Energy Center - 2 units......   100.0   Gas/Oil         148
                                                                 -----
                                                                   785
                                                                 -----
Nuclear:  Quad Cities Station
  Unit No. 1............................    25.0   Nuclear         190
  Unit No. 2............................    25.0   Nuclear         219
                                                                 -----
                                                                   409
                                                                 -----

Hydro:  Moline - 4 units.................  100.0   Water             3

Portable power modules - 28 units........  100.0   Oil              56
                                                                 -----

Accredited generating capacity...........                        4,118

Participation purchases and sales, net:
  Cordova Energy Company, LLC (1).......                           250
  Nebraska Public Power District (2)....                           380
  Other, net............................                           (24)
                                                                 -----
Net accredited generating capability....                         4,724
                                                                 =====

(1) The amount shown above is MidAmerican Energy's entitlement (50%) of the Cordova Energy Center's net accredited capacity under a purchase power contract extending to May 2004. Cordova Energy Company LLC, a subsidiary of MidAmerican Energy Holdings, owns Cordova Energy Center.

(2) The amount shown is capacity purchased under a power purchase contract with the NPPD extending to December 2004.

     The electric transmission system of MidAmerican Energy at December 31, 2002, included 920 miles of 345 kilovolt (kV) lines and 1,111 miles of 161-kV lines. MidAmerican Energy's electric distribution system included approximately 218,500 transformers and 377 substations at December 31, 2002.

     The gas distribution facilities of MidAmerican Energy at December 31, 2002, included 20,835 miles of gas mains and services.

     Substantially all the former Iowa-Illinois Gas and Electric Company utility property and franchises, and substantially all of the former Midwest Power Systems electric utility property located in Iowa, or approximately 80% of gross utility plant, is pledged to secure mortgage bonds.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

     MidAmerican Funding and its subsidiaries currently have no material legal proceedings. Information on MidAmerican Energy's environmental matters is included in Item 1 - Business and in the "Environmental Matters" section of Management's Discussion and Analysis in Item 15 of this Form 10-K.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
---------------------------------------------------------

     None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
-------------------------------------------------------------
        STOCKHOLDER MATTERS
        -------------------

     MidAmerican Funding is an Iowa limited liability company whose membership interest is held solely by MidAmerican Energy Holdings.

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

     Reference is made to Item 15 of this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------------------------------------------------------------------
        AND RESULTS OF OPERATIONS
        -------------------------

     Reference is made to Item 15 of this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
------------------------------------------------------------------

     Reference is made to Note (8) of Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

     Reference is made to Item 15 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
-------------------------------------------------------------------
        AND FINANCIAL DISCLOSURE
        ------------------------

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

MIDAMERICAN ENERGY

     Information concerning the current directors and executive officers of MidAmerican Energy is as follows:

(A)  IDENTIFICATION

                                                       Served in      Served as
                               Present                  Present       Director
     Name                Age   Position              Position Since     Since
     ----                ---   --------              --------------  ----------


     Jack L. Alexander    55   Senior Vice President       1998         2002
                                 and Director

     Keith D. Hartje      53   Senior Vice President       1999

     Todd M. Raba         46   Senior Vice President       2001         2002
                                 and Director

     Brian K. Hankel      40   Vice President, Treasurer   1999         2002
                                 and Director

     Thomas B. Specketer  46   Vice President and          1999
                                 and Controller

     The Board of Directors elects officers annually. There are no family relationships among these officers, nor any arrangements or understanding between any officer and any other person pursuant to which the officer was selected.

(B)  BUSINESS EXPERIENCE

     JACK L. ALEXANDER has been Director of MidAmerican Energy since September 2002 and Senior Vice President of MidAmerican Energy since November 1998. Mr. Alexander served as Vice President of MidAmerican Energy from November 1996 to October 1998 and held various executive and management positions with MidAmerican Energy and its predecessors for more than five years prior thereto.

     KEITH D. HARTJE has been Senior Vice President of MidAmerican Energy since March 1999. Mr. Hartje served as Vice President of MidAmerican Energy from 1996 to March 1999 and held various executive and management positions with MidAmerican Energy and its predecessors for more than five years prior thereto.

     TODD M. RABA has been Director of MidAmerican Energy since September 2002 and Senior Vice President of MidAmerican Energy since July 2001. Mr. Raba joined MidAmerican Energy in 1997 as Vice President. Prior to joining MidAmerican Energy, he was employed for 13 years with Rollins Environmental Services.

     BRIAN K. HANKEL has been Director of MidAmerican Energy since September 2002 and Vice President and Treasurer of MidAmerican Energy since March 1999. Mr. Hankel has been Vice President and Treasurer of MidAmerican Energy Holdings since January 1997.

     THOMAS B. SPECKETER has been Vice President and Controller of MidAmerican Energy since September 1999. Mr. Specketer served as Manager Tax Compliance of MidAmerican Energy from March 1999 to August 1999 and held various other tax and accounting management positions for MidAmerican Energy and its predecessors for more than five years prior to that.

MIDAMERICAN FUNDING

     Information concerning the current managers and executive officers of MidAmerican Funding is as follows:

(A)  IDENTIFICATION

                                                           Served in
                                                            Present    Served as
                                Present                     Position    Manager
     Name                 Age   Position                     Since       Since
     ----                 ---   --------                    --------   ---------


     David L. Sokol        46   Chief Executive Officer
                                  and Manager                   1999    1999

     Gregory E. Abel       40   President and Chief Operating
                                  Officer and Manager           1999    2001

     Douglas L. Anderson   45   Vice President and
                                  General Counsel               2002

     Patrick J. Goodman    36   Vice President and Treasurer    1999    1999

     Ronald W. Roskens     70   Independent Manager             2003    2003

     The Board of Managers elects officers annually. There are no family relationships among these officers, nor any arrangements or understanding between any officer and any other person pursuant to which the officer was selected.

(B)  BUSINESS EXPERIENCE

     DAVID L. SOKOL has been MidAmerican Funding's Chief Executive Officer and Chairman of the Board of Managers since MidAmerican Funding's formation in March 1999. Mr. Sokol has been Chief Executive Officer of MidAmerican Energy Holdings since April 1993 and served as President of MidAmerican Energy Holdings from April 1993 until January 1995. He has been Chairman of the Board of Directors of MidAmerican Energy Holdings since May 1994 and a director since March 1991. Formerly, among other positions held in the independent power industry, Mr. Sokol served as President and Chief Executive Officer of Kiewit Energy Company and Ogden Projects, Inc.

     GREGORY E. ABEL has been MidAmerican Funding's President and Chief Operating Officer since its formation in March 1999 and a manager since 2001. Mr. Abel joined MidAmerican Energy Holdings in 1992. Mr. Abel is a Chartered Accountant, and from 1984 to 1992, he was employed by PriceWaterhouse. As a Manager in the San Francisco office of PriceWaterhouse, he was responsible for clients in the energy industry.

     DOUGLAS L. ANDERSON has been MidAmerican Funding's Vice President and General Counsel since May 2002. Mr. Anderson joined MidAmerican Energy Holdings in 1993 and has served in various legal positions including General Counsel of MidAmerican Energy Holdings' independent power affiliates. From 1990 to 1993, Mr. Anderson was a corporate attorney with Fraser, Stryker. Prior to that, Mr. Anderson was a principal in the firm Anderson and Anderson.

     PATRICK J. GOODMAN has been MidAmerican Funding's Vice President and Treasurer since April 1999. Mr. Goodman joined MidAmerican Energy Holdings in June 1995, and served in various accounting positions including Senior Vice President and Chief Accounting Officer. Prior to joining MidAmerican Energy Holdings, Mr. Goodman was a financial manager for National Indemnity Company and a senior associate at Coopers & Lybrand.

     RONALD W. ROSKENS has been MidAmerican Funding's Independent Manager since January 2003. Dr. Roskens has served since 1996 as the President of Global Connections, Inc. (Omaha, Nebraska), an international business consulting firm. Dr. Roskens has previously served as Administrator of the U.S. Agency for International Development, President of the University of Nebraska System and Executive Vice President and professor at Kent State University. He is a director of ConAgra Inc.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

     Information required by Item 11 is omitted pursuant to General Instruction I(2)(c) to Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
---------------------------------------------------------------------------
         RELATED STOCKHOLDER MATTERS
         ---------------------------

     Information required by Item 12 is omitted pursuant to General Instruction I(2)(c) to Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

     Information required by Item 13 is omitted pursuant to General Instruction I(2)(c) to Form 10-K.

ITEM 14. CONTROLS AND PROCEDURES
--------------------------------

     MidAmerican Funding's and MidAmerican Energy's respective chief executive officer and chief financial officer have established "disclosure controls and procedures" (as defined in Rule 13a-14(c) and Rule 15d-14(c) of the Securities and Exchange Act of 1934) to ensure that material information of the companies and their subsidiaries is made known to them by others within the respective companies. Under their supervision, an evaluation of the disclosure controls and procedures was performed within 90 days prior to the filing of this annual report. Based on that evaluation, the above-mentioned officers have concluded that, as of the date of the evaluation, the disclosure controls and procedures were operating effectively. Additionally, the above-mentioned officers find that there have been no significant changes in internal controls, or in other factors that could significantly affect internal controls, subsequent to the date of that evaluation.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
----------------------------------------------------------------
         FORM 8-K
         --------

(A)1. FINANCIAL STATEMENTS (INCLUDED HEREIN)
                                                                       Page
                                                                       ----

      Selected Consolidated Financial Data............................  29
      Management's Discussion and Analysis of Financial Condition
        And Results of Operations.....................................  32

                               MidAmerican Energy
                               ------------------

      Consolidated Statements of Income
        For the Years Ended December 31, 2002, 2001 and 2000..........  57
      Consolidated Statements of Comprehensive Income
        For the Years Ended December 31, 2002, 2001 and 2000..........  58
      Consolidated Balance Sheets
        As of December 31, 2002 and 2001 .............................  59
      Consolidated Statements of Cash Flows
        For the Years Ended December 31, 2002, 2001 and 2000..........  60
      Consolidated Statements of Capitalization
        As of December 31, 2002 and 2001 .............................  61
      Consolidated Statements of Retained Earnings
        For the Years Ended December 31, 2002, 2001 and 2000..........  62
      Notes to Consolidated Financial Statements......................  63
      Independent Auditors' Report....................................  91

                               MidAmerican Funding
                               -------------------

      Consolidated Statements of Income
        For the Years Ended December 31, 2002, 2001 and 2000..........  92
      Consolidated Statements of Comprehensive Income
        For the Years Ended December 31, 2002, 2001, and 2000.........  93
      Consolidated Balance Sheets
        As of December 31, 2002 and 2001..............................  94
      Consolidated Statements of Cash Flows
        For the Years Ended December 31, 2002, 2001 and 2000..........  95
      Consolidated Statements of Capitalization
        As of December 31, 2002 and 2001..............................  96
      Consolidated Statements of Retained Earnings
        For the Years Ended December 31, 2002, 2001 and 2000..........  97
      Notes to Consolidated Financial Statements......................  98
      Independent Auditors' Report.................................... 116

(A)2. FINANCIAL STATEMENT SCHEDULES (INCLUDED HEREIN)

     The  following   schedules   should  be  read  in   conjunction   with  the
aforementioned financial statements.

                                                                          Page
                                                                          ----
     MidAmerican Energy Company Consolidated Valuation and Qualifying
       Accounts (Schedule II) ..........................................  117

     MidAmerican Funding, LLC Consolidated Valuation and Qualifying
       Accounts (Schedule II)...........................................  118

     Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

(A)3. EXHIBITS

     See Exhibit Index on page 131.

(B)  REPORTS ON FORM 8-K

     On November 12, 2002, MidAmerican Funding and MidAmerican Energy filed a joint Current Report on Form 8-K with certifications of their respective chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

                           MIDAMERICAN ENERGY COMPANY
                      SELECTED CONSOLIDATED FINANCIAL DATA
                                 (IN THOUSANDS)

                                                                  DECEMBER 31
                                        --------------------------------------------------------------
                                           2002         2001         2000         1999         1998
                                        ----------   ----------   ----------   ----------   ----------
INCOME STATEMENT DATA:
Revenues ............................   $2,236,159   $2,367,249   $2,271,832   $1,762,350   $1,664,953
Operating income ....................      354,997      333,574      338,756      300,064      280,920
Net income ..........................      175,821      152,778      165,456      127,331      115,593
Earnings on common stock ............      172,888      148,234      160,501      122,376      110,641

BALANCE SHEET DATA:
Total assets ........................   $3,811,879   $3,577,892   $3,823,566   $3,609,591   $3,585,530
Long-term debt (a) ..................    1,053,418      820,594      921,682      870,499      930,966
Power purchase obligation (b) .......           --       25,867       52,282       68,049       83,127
Short-term borrowings ...............       55,000       89,350       81,600      204,000      206,221
Preferred stock:
  Not subject to mandatory redemption       31,759       31,759       31,759       31,759       31,759
  Subject to mandatory redemption (c)           --      126,680      150,000      150,000      150,000
Common shareholder's equity .........    1,307,067    1,219,057    1,161,968    1,057,855      972,278

    (a) Includes amounts due within one year.

    (b) In July 2002, MidAmerican Energy's contract with the Nebraska Public Power District regarding Cooper Nuclear Station was restructured. As a result, the power purchase obligation and the related asset were written off. Refer to Note (1)(h) of Notes to Consolidated Financial Statements later in Item 15 of this Form 10-K for further discussion.

    (c) The years 1998-2001 include $100 million of MidAmerican Energy-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely MidAmerican Energy junior subordinated debentures.

                            MIDAMERICAN FUNDING, LLC
                      SELECTED CONSOLIDATED FINANCIAL DATA
                                 (IN THOUSANDS)

                                                MIDAMERICAN FUNDING                         MHC (PREDECESSOR)
                                    --------------------------------------------------   -----------------------

                                               YEARS ENDED                    MAR. 12     JAN. 1         YEAR
                                              DECEMBER 31,                    THROUGH     THROUGH       ENDED
                                    -------------------------------------     DEC. 31,    MAR. 11,     DEC. 31,
                                       2002          2001        2000          1999         1999         1998
                                    -----------   ----------  -----------   ----------   ----------   ----------
INCOME STATEMENT DATA:
Revenues .........................   $2,240,879   $2,388,650   $2,316,343   $1,411,542   $  375,884   $1,733,688
Operating income .................      349,988      300,085      327,560      227,133       58,898      271,412
Income from continuing
    operations (a) ...............      136,716      103,087      126,784      124,077       16,789      127,154
Net income .......................      136,716      103,087      126,784      135,335       17,210      131,318

                                                  AS OF DECEMBER 31,
                                     -------------------------------------------------                 DEC. 31,
                                        2002         2001         2000         1999                      1998
                                     ----------   ----------   ----------   ----------                ----------
BALANCE SHEET DATA:
Total assets .....................   $5,153,984   $5,175,472   $5,423,009   $5,212,387                $4,244,336
Long-term debt (b) ...............    1,753,418    1,544,969    1,670,636    1,642,476                 1,045,548
Power purchase obligation (c) ....           --       25,867       52,282       68,049                    83,127
Short-term borrowings ............       55,000       91,780       81,600      204,000                   339,826
Preferred securities not subject
    to mandatory redemption ......       31,759       31,759       31,759       31,759                    31,759
Preferred securities subject
    to mandatory redemption (d)  .           --      126,680      150,000      151,598                   150,000
Member's equity (e) ..............    1,867,119    1,974,605    1,874,787    1,800,416                 1,200,950

(a) In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," beginning January 1, 2002, MidAmerican Funding's goodwill is no longer amortized. Refer to Note (1)(k) of MidAmerican Funding's Notes to Consolidated Financial Statements later in Item 15 of this Form 10-K. In 2002, MidAmerican Funding recorded pre-tax expense of $21.9 million of writedowns for impaired assets and investments, including a $12.6 pre-tax million writedown of airplane leases. In May 1999, MidAmerican Funding sold most of its investment in the common stock of McLeodUSA and recorded an after-tax gain of $47.1 million. For the period ended March 11, 1999, MHC expensed $18.6 million for transaction costs related to its acquisition by MidAmerican Energy Holdings. In 1998, MHC recorded after-tax gains totaling $15.7 million for sales of several properties and investments, including a portion of its investment in the common stock of McLeodUSA, Inc. Also, in 1998, MHC expensed $4.2 million for transaction costs related to the acquisition by MidAmerican Energy Holdings of MHC.

(b)  Includes amounts due within one year.

(c) In July 2002, MidAmerican Energy's contract with the Nebraska Public Power District regarding Cooper Nuclear Station was restructured. As a result, the power purchase obligation and the related asset were written off. Refer to Note (1)(h) of Notes to Consolidated Financial Statements later in Item 15 of this Form 10-K for further discussion.

(d) The years 1998-2001 include $100 million of MidAmerican Energy-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely MidAmerican Energy junior subordinated debentures.

(e)  For MHC the amounts represent common shareholders' equity.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                      INDEX


                                                                     Page
                                                                     ----

Introduction.........................................................  33

Forward-Looking Statements...........................................  33

Results of Operations................................................  34

Liquidity and Capital Resources......................................  45

     -   Investing Activities and Plans..............................  45

     -   Financing Activities, Plans and Availability................  48

     -   Credit Ratings Risks........................................  49

     -   Rate Matters................................................  49

     -   Legislative and Regulatory Evolution........................  50

     -   Environmental Matters.......................................  51

     -   Generating Capability.......................................  53

     -   Critical Accounting Policies and Estimates..................  53

     -   New Accounting Pronouncements...............................  55

     -   Quantitative and Qualitative Disclosures About Market Risk..  56

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                  INTRODUCTION
                                  ------------

     MidAmerican Funding, LLC is an Iowa limited liability company that was formed in March 1999. The sole member of MidAmerican Funding is MidAmerican Energy Holdings Company. MidAmerican Funding owns all of the outstanding common stock of MHC Inc., formerly known as MidAmerican Energy Holdings Company, which owns all of the common stock of MidAmerican Energy Company, MidAmerican Capital Company, Midwest Capital Group, Inc., MidAmerican Services Company and MEC Construction Services Co.

     On March 12, 1999, MidAmerican Funding acquired MHC. As a part of this transaction, the former CalEnergy Company Inc., a Delaware corporation, was reincorporated as an Iowa corporation and changed its name to MidAmerican Energy Holdings Company. As a result, MHC and all direct and indirect subsidiaries of MHC each became a subsidiary of MidAmerican Funding.

     Management's Discussion and Analysis, or MD&A, addresses the financial statements of MidAmerican Energy and MidAmerican Funding as presented in this joint filing. Information related to MidAmerican Energy, whether or not segregated, also relates to MidAmerican Funding. Information related to other subsidiaries of MidAmerican Funding pertains only to the discussion of the financial condition and results of operations of MidAmerican Funding. Where necessary, discussions have been segregated and labeled to allow the reader to identify information applicable only to MidAmerican Funding.

                           FORWARD-LOOKING STATEMENTS
                           --------------------------

     This annual report contains statements that do not directly or exclusively relate to historical facts. Such statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can typically be identified by the use of forward-looking words, such as "may," "will," "could," "project," "believe," "anticipate," "expect," "estimate," "continue," "potential," "plan," "forecast," and similar terms. These statements represent MidAmerican Funding's and/or MidAmerican Energy's intentions, plans, expectations and beliefs and are subject to risks, uncertainties and other factors. Many of these factors are outside the control of MidAmerican Funding or MidAmerican Energy and could cause actual results to differ materially from such forward-looking statements. These factors include, among others:

         - general economic and business conditions in the United States as a whole and in the midwestern United States and MidAmerican Energy's service territory in particular;

         -   governmental, statutory, regulatory or administrative initiatives;

         -   weather effects on sales and revenues;

         -   general industry trends;

         -   increased competition in the power generation industry;

         -   fuel and power costs and availability;

         -   changes  in  business  strategy,   development  plans  or  vendor
             relationships;

         -   availability, term and deployment of capital;

         -   availability of qualified personnel;

         -   risks relating to nuclear generation;

         - financial or regulatory accounting principles or policies imposed by the Financial Accounting Standards Board, the Securities and Exchange Commission, the Federal Energy Regulatory Commission and similar entities with regulatory oversight; and

         - other business or investment considerations that may be disclosed from time to time in MidAmerican Funding's or MidAmerican Energy's Securities and Exchange Commission filings or in other publicly disseminated written documents.

     MidAmerican Funding and MidAmerican Energy undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors should not be construed as exhaustive.


                              RESULTS OF OPERATIONS
                              ---------------------

EARNINGS OVERVIEW

     MidAmerican Energy -

     MidAmerican Energy's earnings on common stock improved $24.7 million to $172.9 million for 2002 compared to $148.2 million for 2001. Significant factors contributing to the improvement in earnings were: 1) warmer temperatures during the 2002 cooling season, 2) a reduction in costs related to Cooper Nuclear Station due to a restructuring of the power purchase contract, and 3) an increase in retail gas rates.

     MidAmerican Funding -

     MidAmerican Funding's net income for 2002 totaled $136.7 million compared to $103.1 million for 2001. In accordance with Statement of Financial Accounting Standards, or SFAS, No. 142, "Goodwill and Other Intangible Assets," MidAmerican Funding's goodwill ceased being amortized effective January 1, 2002. Net income for 2001 was reduced by $34.4 million for goodwill amortization. Excluding the difference due to goodwill amortization, net income for 2002 declined $0.8 million compared to 2001. In addition to the factors discussed above for MidAmerican Energy, net income for 2002 reflects $4.9 million of after-tax income related to a gain and interest income from the sale of an investment in a communications company, $17.1 million of after-tax loss for write-downs of impaired investments and $4.0 million of additional income taxes for an adjustment of deferred taxes related to MidAmerican Funding's goodwill.

REGULATED GROSS MARGIN

     Regulated Electric Gross Margin -

                                                  2002      2001      2000
                                                 ------    ------    ------
                                                      (In millions)
     Operating revenues .....................    $1,353    $1,318    $1,212
     Cost of fuel, energy and capacity ......       347       276       249
                                                 ------    ------    ------
         Electric gross margin ..............    $1,006    $1,042    $  963
                                                 ======    ======    ======

     2002 vs. 2001

     Electric gross margin for 2002 decreased $36 million compared to 2001.

     Effective August 1, 2002, MidAmerican Energy and the Nebraska Public Power District, or NPPD, restructured their contract for Cooper Nuclear Station. Accordingly, MidAmerican Energy's costs for energy and capacity purchased from Cooper Nuclear Station are now classified differently on the Consolidated Statement of Income. As a result, electric gross margin for 2002 decreased by $33.2 million compared to 2001 due to the change in classification of the related costs. Prior to August 1, 2002, only the fuel costs for energy purchased from Cooper Nuclear Station were classified as a cost of fuel, energy and capacity. Other costs under the contract were classified as other operating expenses. Following the restructuring, all costs for energy and capacity purchased under that contract are included in MidAmerican Energy's cost of fuel, energy and capacity, as with other purchased power. Other operating expenses decreased accordingly. Refer to Note (1)(h) of Notes to Consolidated Financial Statements later in Item 15 of this Form 10-K for a discussion of the contract restructuring.

     In addition to the effect of restructuring the contract for Cooper Nuclear Station, MidAmerican Energy's gross margin on electric wholesale sales decreased $23.1 million for 2002 due to a decline in prices, partially offset by a 21.1% increase in wholesale sales volumes compared to 2001. Wholesale sales are the sales of energy to other utilities, municipalities and marketers inside and outside of MidAmerican Energy's delivery system.

     Warmer temperatures in the 2002 cooling season resulted in approximately a $16 million increase in electric margin compared to 2001. Electricity usage factors not dependent on weather increased electric margin by $17.8 million compared to 2001. An increase in the average retail rate increased electric margin by $7.2 million. Additionally, a decrease in fuel costs related to Iowa retail electric sales, excluding the impact of restructuring the Cooper Nuclear Station contract, increased electric margin by $7.9 million relative to 2001. Related financial derivative instruments used for hedging purposes resulted in a $1.7 million decrease in electric gross margin. In total, retail electric sales volumes increased 3.9% for 2002.

     Electric revenues from the recovery of energy efficiency program costs decreased $14.9 million compared to 2001. The decrease in 2002 was due to completion in the third quarter of 2001 of the final recovery phase for deferred energy efficiency costs. Deferred energy efficiency costs were costs previously incurred by MidAmerican Energy, which, in accordance with rate treatment, were not charged to expense until recovery from customers began. Recovery of deferred energy efficiency costs occurred over a four-year period from the date collection began for each phase. The decrease in recovery of deferred costs was offset partially by an increase in the recovery of current energy efficiency costs. Changes in these revenues are substantially matched with corresponding changes in other operating expenses. Approximately $13.9 million of MidAmerican Energy's 2002 electric revenues were from the recovery of energy efficiency program costs compared to $28.8 million in 2001.

     MidAmerican Energy sells and purchases electric capacity. The net margin from those sales and purchases decreased $2.3 million compared to 2001. Also, MidAmerican Energy's gains from sales of emission allowances decreased $3.2 million in 2002 due to a gain in 2001. Revenues from transmission services decreased $2.5 million compared to 2001, and electric revenues from recovery mechanisms related to Cooper Nuclear Station and manufactured gas plant costs decreased $2.6 million.

     2001 vs. 2000

     Electric gross margin for 2001 increased $79 million compared to 2000.

     MidAmerican Energy's gross margin on wholesale sales increased $63.5 million compared to 2000. The increase was due to an increase in the average margin per unit sold and an 11.7% increase in related sales volumes compared to 2000.

     Additionally, electric margin for 2001 increased $21.6 million compared to 2000 due to a refund accrual in 2000 that reduced electric margin. The refund accrual was for a revenue sharing arrangement in Iowa that terminated December 31, 2000. Refer to the "Rate Matters" section of MD&A for a discussion of the current arrangement.

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

     An increase in the average cost of energy per unit sold for Iowa retail sales reduced electric gross margin by $20.3 million compared to 2000. The increase in the average cost of energy per unit sold was due in part to an increase in coal costs and increased use of combustion turbines and combined cycle plants.

     Electric revenues from the recovery of energy efficiency program costs decreased $6.0 million compared to 2000 due to completion in 2001 of the final recovery phase. Approximately $28.8 million of MidAmerican Energy's 2001 electric revenues were from the recovery of energy efficiency program costs compared to $34.8 million in 2000.

     Regulated Gas Gross Margin -

                                               2002        2001        2000
                                               ----        ----        ----
                                                      (In millions)
     Operating revenues ...............        $696        $869        $930
     Cost of gas sold .................         483         675         721
                                               ----        ----        ----
         Gas gross margin .............        $213        $194        $209
                                               ====        ====        ====

     Regulated gas revenues include purchase gas adjustment clauses through which MidAmerican Energy is allowed to recover the cost of gas sold from its retail gas utility customers. Consequently, fluctuations in the cost of gas sold do not affect gross margin or net income because revenues reflect comparable fluctuations from purchase gas adjustment clauses. A decrease in the per-unit cost of gas compared to 2001 decreased revenues and cost of gas sold by approximately $135 million for 2002.

     2002 vs. 2001

     Gas gross margin for 2002 increased $19 million compared to 2001.

     Increases in retail rates in 2002 improved gas margin by $11.5 million compared to 2001. On February 20, 2002, the South Dakota Public Utilities Commission approved a settlement agreement allowing increased natural gas rates of $3.1 million annually, effective immediately. On June 12, 2002, the Iowa Utilities Board, or IUB, issued an order granting an interim rate increase of approximately $13.8 million annually, effective immediately. On November 8, 2002, the IUB approved a proposed settlement agreement previously filed by MidAmerican Energy and the Office of Consumer Advocate that provides for a final increase of $17.7 million annually for MidAmerican Energy's Iowa retail natural gas customers. On September 11, 2002, MidAmerican Energy received a final order from the Illinois Commerce Commission to increase its Illinois natural gas rates by $2.2 million annually. Refer to the "Rate Matters" section of MD&A for comments on the Iowa gas rate settlement.

     Colder temperature conditions in the second and fourth quarters of 2002 compared to the same quarters in 2001, offset partially by milder temperature conditions in the remainder of 2002, resulted in approximately a $1 million increase in gas gross margin. A $1.3 million loss on a weather derivative financial instrument offset the increase due to colder temperature conditions. Other usage factors not dependent on weather increased gas margin by $7.7 million. Total natural gas retail sales volumes increased 1.3%.

     2001 vs. 2000

     Gas margin for 2001 decreased $15 million compared to 2000.

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

     Recovery of gas energy efficiency costs decreased $1.2 million for 2001 compared to 2000 due to the completion of the final four-year recovery phase. Additionally, margin on gas transported decreased $1.1 million.

REGULATED OPERATING EXPENSES

     Other Operating Expenses -

     Regulated other operating expenses for 2002 decreased $54.9 million for MidAmerican Energy and $50.8 million for MidAmerican Funding compared to 2001. Effective August 1, 2002, MidAmerican Energy and NPPD restructured their contract for Cooper Nuclear Station. Accordingly, MidAmerican Energy's costs for energy and capacity purchased from Cooper Nuclear Station are now classified differently on the Consolidated Statement of Income. As a result, other operating expenses for 2002 decreased by $46.2 million compared to 2001. Prior to August 1, 2002, costs under the contract other than fuel costs for energy purchased were classified as other operating expenses. Following the restructuring, all costs for energy and capacity purchased under that contract are included in MidAmerican Energy's cost of fuel, energy and capacity, as with other purchased power. Refer to Note (1)(h) of Notes to Consolidated Financial Statements later in Item 15 of this Form 10-K for a discussion of the contract restructuring.

     Other substantive decreases included $10.4 million in energy efficiency program costs, $6.5 million in the provision for uncollectible accounts receivable and $2.5 million related to information technology. Numerous less substantive decreases also contributed to the total decrease in other operating expenses. Compared to 2001, pension and other postretirement costs increased $10.8 million; health care costs increased $4.2 million; and Quad Cities Station (nuclear) costs increased $3.9 million.

     Regulated other operating expenses for 2001 increased $15.2 million for MidAmerican Energy and $30.5 million for MidAmerican Funding compared to 2000. Increases include a $15.9 million increase in pension and other postretirement benefits costs, a $6.7 million increase in the allowance for uncollectible accounts, a $5.5 million increase in Cooper Nuclear Station costs and a $4.2 million increase in electric distribution expense. In addition, MidAmerican Funding's other operating expenses increased $15.3 million due to purchase accounting adjustments relating principally to the Cooper Nuclear Station contract. The increases were partially offset by a $7.3 million reduction in Quad Cities Station operating expenses, a $4.5 million reduction in energy efficiency amortization and program costs and decreases in various other costs.

     Maintenance -

     Maintenance expenses decreased $2.9 million for 2002 compared to 2001 due to a $5.6 million decrease in electric distribution maintenance expenses as a result of a reduction in costs for tree-trimming activity. Fossil-fuel generation maintenance expenses increased $1.9 million for 2002.

     Maintenance expenses for 2001 compared to 2000 increased $11.3 million. Fossil fuel generating plant maintenance expenses increased $8.6 million, while maintenance costs for Quad Cities Station decreased $5.7 million. Electric distribution system maintenance increased $5.4 million in part due to a more aggressive tree-trimming program. Gas distribution maintenance expenses increased $3.0 million.

     Depreciation and Amortization -

     Depreciation and amortization expense for 2002 increased $16.7 million compared to 2001 due to a $13.5 million increase in utility plant depreciation due, in part, to a change in the estimated useful life of general utility plant assets. Additionally, the charge related to the establishment of a regulatory liability for the electric revenue sharing arrangement in Iowa increased $7.8 million for 2002 compared to 2001. Refer to the "Rate Matters" section of MD&A for further discussion.

     Depreciation and amortization expense increased $53.2 million for MidAmerican Energy and $57.2 million for MidAmerican Funding in 2001 compared to 2000. During 2001, MidAmerican Energy recorded $47.1 million for the charge related to the establishment of a regulatory liability for the electric revenue sharing arrangement in Iowa that began in 2001. The IUB approved a settlement agreement, which includes the revenue sharing arrangement, in December 2001. In addition, utility plant depreciation expense increased as a result of an increase in depreciation rates in 2001 and an increase in utility plant.

     Property and Other Taxes -

     Property and other taxes fluctuated in 2002 and 2001 compared to each preceding year due primarily to changes in MidAmerican Energy's Iowa property tax assessed values.

NONREGULATED GROSS MARGIN

                                                     2002      2001      2000
                                                    ------    ------    ------
                                                          (In millions)
     MidAmerican Energy -
       Nonregulated operating revenues:
         Energy trading gross revenues .........    $261.8    $290.3    $282.5
         Energy trading cost of sales ..........     258.5     283.4     280.4
                                                    ------    ------    ------
           Energy trading net revenues .........       3.3       6.9       2.1
         Other nonregulated revenues ...........     183.6     173.1     127.8
                                                    ------    ------    ------
           Total nonregulated operating revenues     186.9     180.0     129.9
       Nonregulated cost of sales ..............     158.5     154.4     108.5
                                                    ------    ------    ------
            Nonregulated gross margin ..........    $ 28.4    $ 25.6    $ 21.4
                                                    ======    ======    ======


     MidAmerican Funding Consolidated -
       Nonregulated operating revenues:
         Energy trading gross revenues .........    $261.8    $290.3    $282.5
         Energy trading cost of sales ..........     258.5     283.4     280.4
                                                    ------    ------    ------
           Energy trading net revenues .........       3.3       6.9       2.1
         Other nonregulated revenues ...........     188.4     194.5     172.3
                                                    ------    ------    ------
           Total nonregulated operating revenues     191.7     201.4     174.4
       Nonregulated cost of sales ..............     159.4     170.5     144.6
                                                    ------    ------    ------
            Nonregulated gross margin ..........    $ 32.3    $ 30.9    $ 29.8
                                                    ======    ======    ======

     MidAmerican Energy -

     The Emerging Issues Task Force, or EITF, issued EITF Issue No. 02-3, "Recognition and Reporting of Gains and Losses on Energy Trading Contracts under Issues No. 98-10 and 00-17." In accordance with EITF Issue No. 02-3, all gains and losses on MidAmerican Energy's energy trading contracts are now reported net on the statement of income, and all prior period amounts have been reclassified to a consistent presentation. MidAmerican Energy's nonregulated wholesale gas and electric marketing activities qualify as "energy trading" contracts under the guidance of EITF Issue No. 02-3. The preceding tables provide the gross revenues and cost of sales for those activities for discussion purposes. For 2002, approximately 95% of MidAmerican Energy's gross revenues from energy trading activities were from gas trading operations.

     2002 vs. 2001

     MidAmerican Energy's nonregulated gross margin for 2002 increased $2.8 million compared to 2001.

     Energy Trading
     --------------

     Energy trading net revenues decreased from $6.9 million for 2001 to $3.3 million for 2002 due principally to a reduction in net revenues, or gross margin, on MidAmerican Energy's gas energy trading operations. Gross margin for MidAmerican Energy's gas energy trading operations decreased $5.0 million to $1.6 million for 2002 compared to 2001 due primarily to a decrease in the margin per unit sold. Additionally, sales volumes decreased 1.1%, or 0.8 million MMBtus; an MMBtu is one million British thermal units. Cost of sales for gas energy trading decreased for 2002 due principally to an 11.5% decrease in the average per-unit cost of gas. Related gross revenues reflect the decrease in the average cost of gas and a reduction in the per-unit margin on sales. Gross margin for electric trading operations increased $1.4 million compared to 2001 to $1.7 million for 2002.

     Other Nonregulated Revenues and Cost of Sales
     ---------------------------------------------

     Other nonregulated revenues and cost of sales consist substantially of nonregulated retail natural gas marketing operations. Gross margin for MidAmerican Energy's nonregulated retail natural gas operations increased $0.7 million to $2.7 million for 2002. The improvement in gross margin reflects a 19.8% increase in margin per unit and a 12.0% increase in sales volumes. Sales volumes increased 2.6 million MMBtus. Revenues from nonregulated retail natural gas operations decreased $11.8 million to $106.9 million for 2002. A decrease in the average price per unit sold, reflective of a 20.3% decrease in the average cost of gas, resulted in a $26.1 million decrease in revenues, but was partially offset by the increase in sales volumes.

     All electric retail customers in Illinois, except for those served by electric cooperatives and municipalities, are allowed to select their electric power supplier. For 2002 compared to 2001, gross margin for nonregulated retail electric operations increased $7.6 million to $11.4 million. Related revenues increased $29.7 million to $63.1 million for 2002 while cost of sales increased $22.1 million to $51.7 million. The improvement in gross margin was due to an increase in sales volumes as a result of the addition of customers and an increase in margin per unit sold as a result of decreases in the related cost of energy.

     Nonregulated revenues include income from sharing arrangements under regulated natural gas tariffs. Total related income decreased from $4.4 million for 2001 to $3.1 million for 2002.

     Under MidAmerican Energy's incentive gas procurement program, if MidAmerican Energy's cost of gas varies from an established reference price range, then the savings or cost is shared between customers and shareholders. Nonregulated revenues in 2002 include $3.4 million of pre-tax income from awards for successful performance under program. Similar awards totaling $4.1 million were recorded in 2001.

     MidAmerican Energy currently offers an Extended Service Protection Plan to its customers for appliance and other maintenance related services. Revenues for 2002 totaled $2.9 million, down $0.7 million from 2001, and cost of sales totaled $2.0 million, down $0.4 million from 2001.

     Additionally, nonregulated revenues for 2002 include $1.2 million for emergency storm restoration work performed outside of MidAmerican Energy's service territory during the first quarter of

2002. Related costs are reflected in the line Nonregulated Operating Expenses - Other on the Consolidated Statements of Income.

     Nonregulated revenues for 2001 include $6.2 million from MidAmerican Energy's market access service project. Related costs of sales totaled $5.4 million. The pilot project, which concluded in May 2001, allowed larger Iowa customers that were participating in the project to choose their electric power supplier. MidAmerican Energy's revenues from project participants related to non-supply services, such as distribution and transmission, are reflected in regulated electric revenues.

     2001 vs. 2000

     MidAmerican Energy's nonregulated gross margin for 2001 increased $4.2 million compared to 2000.

     Energy Trading
     --------------

     Energy trading net revenues increased from $2.1 million for 2000 to $6.9 million for 2001 due to an increase in gross margin on MidAmerican Energy's gas energy trading operations. Gross margin for MidAmerican Energy's nonregulated wholesale natural gas operations increased $4.8 million to $6.6 million for 2001 compared to 2000 due primarily to an increase in the margin per unit sold. An increase of 16.8 million MMBtus, or 26.3%, also contributed to the increase in gross margin. Cost of sales for gas energy trading increased due to the improvement in sales volumes, substantially offset by a 20.0% decrease in the per-unit cost of gas. Related revenues increased compared to 2000, reflecting the increase in sales volumes and the offsetting reduction in the price per-unit sold.

     Other Nonregulated Revenues and Cost of Sales
     ---------------------------------------------

     Gross margin for MidAmerican Energy's nonregulated retail natural gas operations increased $0.6 million to $2.0 million for 2001. The improvement in gross margin reflects a 59.8% increase in sales volumes, offset partially by an 11.2% reduction in margin per unit sold. Sales volumes increased 8.1 million MMBtus compared to 2001. Revenues from nonregulated retail natural gas operations increased $47.8 million to $118.7 million for 2001. The increase in sales volumes resulted in a $42.4 million increase in revenues. An increase in the average price per unit sold, reflective of a 5.1% increase in the average cost of gas, also contributed to the increase in revenues.

     As of December 31, 2000, all non-residential retail customers in Illinois, except for those served by electric cooperatives and municipalities, were phased in to allow them to select their electric power supplier. For 2001 compared to 2000, gross margin for these nonregulated retail electric sales increased $4.5 million to $3.8 million. Related revenues increased $13.9 million to $33.4 million for 2001 while cost of sales increased $9.4 million to $29.6 million.

     Nonregulated revenues from MidAmerican Energy's market access service project totaled $6.2 million and $17.9 million for 2001 and 2000, respectively; the related cost of sales totaled $5.4 million for 2001 and $16.9 million for 2000. As discussed above, the pilot project concluded in May 2001.

     Income from sharing arrangements under regulated natural gas tariffs decreased from $5.2 million for 2000 to $4.4 million for 2001. MidAmerican
Energy's nonregulated revenues also include pre-tax income from awards for successful performance under its incentive gas procurement program. The awards totaled $4.1 million and $3.9 million in 2001 and 2000, respectively.

     Gross margin for MidAmerican Energy's Extended Service Protection Plan was unchanged for 2001 compared to 2000. Revenues for 2001 totaled $3.6 million and $3.2 million for 2000, while related cost of sales totaled $2.4 million for 2001 and $2.0 million for 2000.

     Nonregulated revenues for 2000 include $5.7 million of revenues and margin for nonregulated services performed for regulated customers of MidAmerican Energy, including distribution maintenance. Beginning in 2001, these services are primarily performed by another subsidiary of MidAmerican Funding.

     MidAmerican Funding -

     During 2001 and 2000, a subsidiary of MidAmerican Capital had nonregulated retail natural gas marketing operations. Revenues and costs of sales in 2001 totaled $11.3 million and $11.6 million, respectively. In 2000, revenues totaled $35.1 million and cost of sales totaled $34.2 million. All contracts of that subsidiary have terminated.

     Nonregulated revenues and cost of sales for 2001 decreased compared to 2000 due to the sale in April 2000 of security system operations. The first quarter of 2000 includes $4.4 million of revenues and $2.6 million of cost of sales from those operations.

NONREGULATED OPERATING EXPENSES: OTHER

     MidAmerican Energy -

     Nonregulated other operating expenses increased $1.5 million for 2002 due primarily to $1.0 million of costs related to the emergency storm restoration work discussed above. Nonregulated other operating expenses decreased $2.3 million for 2001 compared to 2000 due to a decrease in cost related to nonregulated services for MidAmerican Energy regulated customers.

     MidAmerican Funding -

     MidAmerican Funding's nonregulated other operating expenses, exclusive of MidAmerican Energy amounts, decreased $34.1 million for 2002 compared to 2001. MidAmerican Funding's goodwill is no longer being amortized as a result of the adoption of SFAS No. 142 on January 1, 2002. Amortization of MidAmerican Funding's goodwill totaled $34.4 million for 2001. MidAmerican Funding's nonregulated other operating expenses, excluding MidAmerican Energy, decreased $3.3 million for 2001 compared to 2000 due to a decrease in sales tax expense and goodwill amortization. Additionally, 2000 includes $1.7 million in costs related to the security system operations sold in April 2000.

INTEREST AND DIVIDEND INCOME

     MidAmerican Energy -

     Interest and dividend income decreased $4.2 million for 2002 compared to 2001 due to a $5.9 million reduction in interest income on a note receivable associated with MidAmerican Energy's accounts receivable sold. The related agreement terminated on October 29, 2002. A more favorable cash position increased interest income on short-term investments compared to 2001, partially offsetting the decrease in interest income on the note receivable. The improved cash position was due principally to the issuance of $400 million of notes in February 2002.

     Interest and dividend income decreased $2.4 million for 2001 compared to 2000. A decrease in interest from a joint plant operator for funds held by it reduced interest income by approximately $2.3 million, while interest related to income tax refunds decreased $6.1 million. Interest income on the note receivable for the accounts receivable sold increased $5.4 million in 2001.

     MidAmerican Funding -

     Excluding MidAmerican Energy, interest income for MidAmerican Funding increased $2.0 million for 2002 compared to 2001. Interest income for 2002 includes $5.0 million from the settlement of an investment in a communications company but was partially offset by a $2.6 million decrease in interest income related to note receivables with MidAmerican Funding's parent company. Refer to Note (1)(f) of Notes to Consolidated Financial Statements later in Item 15 of this Form 10-K for a discussion of the notes with the parent company.

     Interest income decreased $2.2 million, excluding MidAmerican Energy, for 2001 compared to 2000 due primarily to interest on the notes receivable with MidAmerican Funding's parent company.

     Dividend income decreased in 2002 and 2001 compared to each preceding year due to the on-going liquidation of the preferred stock investment portfolio.

MARKETABLE SECURITIES GAINS AND LOSSES, NET

     MidAmerican Funding -

     Net losses on marketable securities increased $4.0 million for 2002 compared to 2001. In 2002, MidAmerican Funding recorded losses totaling $4.3 million for other-than-temporary declines in its available-for-sale common stock investments. Additionally, other losses on marketable securities increased $2.0 million in 2002. The first quarter of 2001 includes a $2.4 million pre-tax loss related to the re-characterization of marketable securities to "trading" as allowed by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", thus increasing 2002 income relative to 2001.

     Net losses on marketable securities for 2001 decreased $2.8 million compared to 2000 due to a decrease in net losses realized on sales of the preferred stock investment portfolio in 2001 compared to 2000. The impact of the decrease in net losses on the sales of the preferred stock investment portfolio was partially offset by the comparative effect of 2000 including a $2.0 million pre-tax gain on the sale of the remaining shares of McLeodUSA common stock held by MidAmerican Funding. Additionally, the re-characterization of marketable securities discussed in the preceding paragraph resulted in a $2.4 million pre-tax loss in 2001. As a result of the re-characterization of the securities, the Consolidated Statement of Income for 2001 reflects unrealized gains and losses on those securities. In 2000, unrealized gains and losses on marketable securities were recorded in equity.

OTHER INCOME AND EXPENSE

     MidAmerican Energy -

     As a regulated public utility, MidAmerican Energy is allowed to capitalize, and record as income, a cost of construction for equity funds used, based on guidelines set forth by the Federal Energy Regulatory Commission, or FERC. Accordingly, other income for the capitalized allowance on equity funds used during construction totaled $8.6 million in 2002, $1.6 million in 2001 and zero in 2000. MidAmerican Energy anticipates recording income for the allowance on equity funds used during construction over the next several years while the announced generating plants are constructed.

     Other income includes net earnings related to the cash surrender value of corporate-owned life insurance policies. Such income totaled $1.3 million, $5.3 million and $9.3 million for 2002, 2001 and 2000, respectively. The income for 2001 includes a gain from common stock received as a result of an initial stock offering by one of the insurance providers. Income for 2000 includes $7.4 million related to benefits paid on several policies.

     Other income for 2002 reflects $1.2 million of gain from the sale of utility property. Other Income for 2001 reflects a $1.4 million gain on the sale of MidAmerican Energy rail cars. Additionally, income from MidAmerican Energy's equity method investment totaled $0.3 million in each of the years 2002 and 2001 and a loss of $0.5 million in 2000.

     Other income includes income from a subservicer fee charged to MidAmerican Energy Funding Corporation for servicing MidAmerican Energy's accounts receivable sold to them. Subservicer fee income totaled $1.3 million, $2.9 million and $1.9 million for 2002, 2001 and 2000, respectively. Likewise, other expense includes a discount on sold accounts receivable. The discount is designed to cover the expenses of MidAmerican Energy Funding Corporation, including bad debt expense, subservicer fees, monthly administrative costs and interest. The discount is recorded in other expense because it is not reflected in utility cost of service for regulatory purposes. The discount totaled $6.4 million, $16.0 million and $10.2 million for 2002, 2001 and 2000, respectively. The related arrangement terminated October 29, 2002. Refer to "Accounts Receivable Securitization" in the "Financing Activities, Plans and Availability" section later in MD&A for further discussion.

     MidAmerican Funding -

     Other income of MidAmerican Funding includes $7.4 million, $4.8 million and $2.6 million of income from MidAmerican Capital's equity method investments. Equity income for 2002 includes $5.3 million of income for a distribution of common stock held by one of MidAmerican Capital's venture capital fund investments. In 2001, equity income includes $2.3 million related to a gain on a common stock distribution by one of MidAmerican Capital's venture capital fund investments.

     Other income for 2002 also includes a $2.6 million gain on the sale of an investment in a communications company and $0.5 million from the sale of rail cars. In 2000, MidAmerican Funding recorded a $4.3 million gain on the sale of its security system companies and gains totaling $2.1 million from the sale of commercial property, rail cars and other assets.

     Other expense for MidAmerican Funding in 2002 includes write-downs for impaired assets and investments. MidAmerican Funding has investments in commercial passenger aircraft, which it accounts for as leveraged leases. Evaluation of these investments resulted in a $12.6 million pre-tax write-down. Additionally, MidAmerican Funding recorded a $5.1 million loss for the permanent impairment of an equity method investment, a $2.7 million loss related to a receivable on a special purpose fund investment and losses totaling $1.5 million from permanent impairments on three venture capital fund investments.

FIXED CHARGES AND PREFERRED DIVIDENDS

     MidAmerican Energy -

     The increase in interest on long-term debt for 2002 compared to 2001 was due to the issuance of $400 million of notes in February 2002, net of the impact of debt maturities in 2001 and lower variable interest rates in 2002. Interest on long-term debt decreased in 2001 compared to 2000 due to long-term debt maturities and a reduction in interest rates on variable rate debt. These decreases were partially offset by interest related to medium-term notes issued in July 2000.

     Other interest expense decreased for 2002 compared to 2001 due principally to interest in 2001 related to income tax assessments. Additionally, other interest expense decreased due to a reduction in short-term debt outstanding. Other interest expense increased in 2002 for interest on regulatory liabilities associated with the electric revenue sharing arrangement in Iowa and the restructuring of MidAmerican Energy's contract related to Cooper Nuclear Station.

     For 2001 compared to 2000, other interest expense decreased due to a reduction in the average amount of short-term debt outstanding and lower interest rates. Additionally, interest for 2000 includes $0.6 million related to a gas supplier refund that was refundable to utility customers. These decreases were partially offset by interest related to state and federal income tax assessments in 2001.

     Preferred dividends of MidAmerican Energy's subsidiary trust decreased in 2002 due to the reacquisition of all of the related preferred securities on March 11, 2002. Dividends for MidAmerican Energy's preferred securities, which are reflected after Net Income on MidAmerican Energy's, Consolidated Statements of Income, decreased due to preferred securities reacquired in May and November 2001 and May 2002. Preferred dividends for 2002 reflect a $0.7 million loss on reacquisition of preferred securities compared to a loss of $0.2 million in 2001. Preferred dividends decreased in 2001 compared to 2000 as a result of the reacquisition of preferred shares in April and November 2001. The loss of $0.2 million on the 2001 reacquisitions partially offset the decrease in dividends.

     MidAmerican Funding -

     MidAmerican Funding retired $200 million of long-term debt and issued $200 million of long-term debt in the first quarter of 2001, resulting in a relative increase in interest on long-term debt for 2002. The increase is due to the period of time between the retirement of the former debt series and the issuance of the current debt series, which reduced interest expense in 2001. Also, the current debt series has a higher interest rate than the previous debt. Interest on long-term debt was reduced in 2002 and 2001 compared to the respective preceding year due to the maturity of MidAmerican Capital long-term debt in the fourth quarter of each year.


                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

     MidAmerican Energy and MidAmerican Funding have available a variety of sources of liquidity and capital resources, both internal and external. These resources provide funds required for current operations, construction expenditures, dividends, debt retirement and other capital requirements.

     As reflected on the Consolidated Statements of Cash Flows, MidAmerican Energy's net cash provided by operating activities was $353 million, $479 million and $360 million for 2002, 2001 and 2000, respectively. MidAmerican Funding's net cash provided by operating activities was $366 million, $461 million and $304 million for 2002, 2001 and 2000, respectively.

INVESTING ACTIVITIES AND PLANS

     Utility Construction Expenditures -

     MidAmerican Energy's primary need for capital is utility construction expenditures. For the year ended December 31, 2002, utility construction expenditures totaled $357 million, including allowance for funds used during construction, or capitalized financing costs, and Quad Cities Station nuclear fuel purchases.

     Forecasted utility construction expenditures, including allowance for funds used during construction, are $368 million for 2003. Capital expenditure needs are reviewed regularly by management and may change significantly as a result of such reviews.

     Through 2010, MidAmerican Energy plans to develop and construct three electric generating projects in Iowa. The projects would provide service to regulated retail electricity customers and, subject to regulatory approvals, be included in regulated rate base in Iowa, Illinois and South Dakota. Wholesale sales may also be made from the plants to the extent the power is not needed for regulated retail service. MidAmerican Energy expects to invest approximately $1.6 billion in the three projects, including the cost of related transmission facilities and allowance for funds used during construction. The three projects may provide approximately 1,285 megawatts, or MW, of generating capacity for MidAmerican Energy depending on management's on-going assessment of energy needs and related factors.

     The first project is a 500-MW (based on expected accreditation) natural gas-fired combined cycle unit with an estimated cost of $415 million. MidAmerican Energy will own 100% of the plant and operate it. MidAmerican Energy has received a certificate from the IUB allowing it to construct the plant. Also, on May 29, 2002, the IUB issued an order that provides the ratemaking principles for the gas-fired plant. As a result of that order, MidAmerican Energy is proceeding with the construction of the plant. The plant will be operated in simple cycle mode during 2003 and 2004, resulting in 310 MW of accredited capacity. The combined cycle operation is expected to commence in 2005.

     The second project is currently under development and is expected to be a 790-MW (based on expected accreditation) super-critical-temperature, coal-fired plant fueled with low-sulfur coal. If constructed, MidAmerican Energy will operate the plant and expects to own approximately 475 MW of the plant. Municipal, cooperative and public power utilities will own the remainder, which is a typical ownership arrangement for large base-load plants in Iowa. On January 23, 2003, MidAmerican Energy received an order approving the issuance of a certificate from the IUB allowing it to construct the plant. MidAmerican Energy has made a filing with the IUB for approval of ratemaking principles pertaining to this second plant. Continued development of this plant is subject to obtaining environmental and other required permits, as well as receiving orders from the IUB approving construction of the associated transmission facilities and establishing ratemaking principles which are satisfactory to MidAmerican Energy.

     The third project is currently under development and is expected to be wind power facilities totaling 310 MW (nameplate rating). If constructed, MidAmerican Energy will own and operate these facilities, which are expected to cost approximately $323 million, plus associated transmission facilities. MidAmerican's plan to construct the wind project is in conjunction with a settlement proposal to extend through December 31, 2010, a rate freeze that is currently scheduled to expire at the end of 2005. The proposed settlement requires enactment of Iowa legislation and is subject to approval by the IUB. Refer to the "Rate Matters" section below for more discussion of the rate aspects of the proposed settlement.

     Nuclear Decommissioning -

     Each licensee of a nuclear facility is required to provide financial assurance for the cost of decommissioning its licensed nuclear facility. In general, decommissioning of a nuclear facility means to safely remove the facility from service and restore the property to a condition allowing unrestricted use by the operator.

     Based on information presently available, MidAmerican Energy expects to contribute approximately $41 million during the period 2003 through 2007 to external trusts established for the investment of funds for decommissioning Quad Cities Station. Approximately 60% of the fair value of the trusts' funds is now invested in domestic corporate debt and common equity securities. The remainder is invested in investment grade municipal and U.S. Treasury bonds. Funding for Quad Cities Station nuclear decommissioning is reflected as depreciation expense in the Consolidated Statements of Income. Quad Cities Station decommissioning costs charged to Iowa customers are included in base rates, and recovery of increases in those amounts must be sought through the normal ratemaking process.

     Contractual Obligations and Commercial Commitments -

     MidAmerican Energy and MidAmerican Funding have various contractual obligations and commercial commitments. Following is a table summarizing, as of December 31, 2002, the material cash obligations of MidAmerican Energy and MidAmerican Funding (in millions).

                                                                         Period Payments are Due
                                                                  --------------------------------------
                                                                            2004-     2006-       After
Type of Obligation                                      Total      2003     2005      2007        2007
------------------                                    --------    ------    ------    ------    --------

MidAmerican Energy:
Long-term debt, excluding unamortized
  debt premium and discount, net .................    $1,058.9    $105.7    $147.0    $162.0    $  644.2
Operating leases (1) .............................        20.9       7.5       8.4       4.2         0.8
Coal, electricity and natural gas
  contract commitments (1) .......................       527.0     193.2     238.7      32.9        62.2
                                                      --------    ------    ------    ------    --------
  Total ..........................................     1,606.8     306.4     394.1     199.1       707.2

MidAmerican Funding parent and other subsidiaries:
Long-term debt, excluding unamortized
  debt premium and discount, net .................       700.0        --        --        --       700.0
                                                      --------    ------    ------    ------    --------
  Total ..........................................    $2,306.8    $306.4    $394.1    $199.1    $1,407.2
                                                      ========    ======    ======    ======    ========

(1) The operating leases and fuel and energy commitments are not reflected on the Consolidated Balance Sheets. Refer to Note (4)(f) in Notes to Consolidated Financial Statements later in Item 15 of this Form 10-K for a discussion of these commitments.

     The above table includes MidAmerican Energy's and MidAmerican Funding's unconditional purchase obligations. MidAmerican Energy has other types of commitments that are subject to change and relate primarily to the items listed below. For additional information, refer, where applicable, to the respective referenced Note in Notes to Consolidated Financial Statements later in Item 15 of this Form 10-K.

     - Construction expenditures: MidAmerican Energy's construction expenditures for 2003 are estimated to be $368 million, including $122 million for the Greater Des Moines Energy Center, a 500-MW accredited capacity natural gas-fired combined cycle unit.
     -    Manufactured   gas  plant  facilities  (see  Note  (4)(a))
     -    Nuclear decommissioning costs (see Note (4)(d))
     -    Residual guarantees on operating leases (see Note (1)(j))

FINANCING ACTIVITIES, PLANS AND AVAILABILITY

     Debt Authorizations and Credit Facilities -

     MidAmerican Energy has authority from the FERC to issue through April 14, 2003, short-term debt in the form of commercial paper and bank notes aggregating $500 million. MidAmerican Energy currently has in place a $370.4 million revolving credit facility that supports its $250 million commercial paper program and its variable rate pollution control revenue obligations. The facility expires January 15, 2004. In addition, MidAmerican Energy has a $5.0 million line of credit, which expires July 1, 2003.

     On February 8, 2002, MidAmerican Energy issued $400 million of 6.75% notes due in 2031. The proceeds were used to refinance existing debt and preferred securities and for other corporate purposes. On March 11, 2002, MidAmerican Energy redeemed all $100 million of its 7.98% MidAmerican-obligated preferred securities of subsidiary trust at 100% of the principal amount plus accrued interest.

     On May 1, 2002, MidAmerican Energy reacquired all $26.68 million of its $7.80 series of preferred securities. The first $13.32 million of preferred securities were redeemed at 100% of the principal amount plus accrued dividends, and the remaining $13.36 million was redeemed at 103.9% of the principal amount plus accrued dividends.

     On January 14, 2003, MidAmerican Energy issued $275 million of 5.125% medium-term notes due in 2013. The proceeds will be used to refinance existing debt and other corporate purposes.

     On February 10, 2003, MidAmerican Energy redeemed all $75 million of its 7.375% series of mortgage bonds, and on March 17, 2003, it redeemed all $6.94 million of its 7.45% series of mortgage bonds. Additionally, MidAmerican Energy's 7.125% series of mortgage bonds totaling $100 million matured on February 3, 2003.

     MidAmerican Energy has on file with the Securities and Exchange Commission a registration statement providing for an additional $425 million in various forms of senior and subordinated, unsecured long-term debt and preferred securities. MidAmerican Energy also has authorization from the FERC to issue, through November 30, 2004, an additional $425 million in various forms of long-term debt.

     MidAmerican Energy is required to obtain authorization from the Illinois Commerce Commission, or ICC, prior to issuing any securities. If 90% or more of the proceeds from a securities issuance are used for refinancing purposes, MidAmerican Energy need only provide the ICC with an "informational statement" prior to the issuance which sets forth the type, amount and use of the proceeds of the securities to be issued. If less than 90% of the proceeds are used for refinancing, MidAmerican must file a comprehensive application seeking authorization prior to issuance. The ICC is required to hold a hearing before issuing its authorization. MidAmerican Energy currently has authority from the ICC to issue up to approximately $15 million of medium-term notes for refinancing purposes.

     Accounts Receivable Securitization -

     In 1997, MidAmerican Energy entered into a revolving agreement to sell all of its right, title and interest in the majority of its billed accounts receivable to MidAmerican Energy Funding Corporation, a special purpose entity established to purchase accounts receivable from MidAmerican Energy and sell them to outside investors. The agreement was structured as a true sale. Therefore, the accounts receivable sold are not reflected on MidAmerican Energy's or MidAmerican Funding's Consolidated Balance Sheet as of December 31, 2001. The agreement expired on October 29, 2002, and MidAmerican Energy did not extend or replace it.

     Other Information -

     MHC has a $4.0 million line of credit, expiring July 1, 2003, to provide for short-term financing needs, none of which was outstanding at December 31, 2002. MidAmerican Capital has a $6.1 million line of credit expiring July 1, 2003, none of which was outstanding at December 31, 2002.

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

CREDIT RATINGS RISKS

     Debt and preferred securities of MidAmerican Funding and MidAmerican Energy are rated by nationally recognized credit rating agencies. Assigned credit ratings are based on each rating agency's assessment of MidAmerican Funding's or MidAmerican Energy's ability to, in general, meet the obligations of the debt or preferred securities issued by the rated company. The credit ratings are not a recommendation to buy, sell or hold securities, and there is no assurance that a particular credit rating will continue for any given period of time. Other than the energy trading agreements discussed below, neither MidAmerican Funding nor MidAmerican Energy has any credit agreements that require termination or a material change in collateral requirements or payment schedule in the event of a downgrade in the credit ratings of the respective company's securities. MidAmerican Funding's long-term debt agreements provide that no additional debt can be issued by MidAmerican Funding if doing so would cause a downgrade in MidAmerican Funding's credit ratings.

     In  conjunction  with  its  wholesale  marketing  and  trading  activities,
MidAmerican Energy must meet credit quality standards as required by counterparties. MidAmerican Energy has energy trading agreements that, in accordance with industry practice, either specifically require it to maintain investment grade credit ratings or provide the right for counterparties to demand "adequate assurances" in the event of a material adverse change in MidAmerican Energy's creditworthiness. If one or more of MidAmerican Energy's credit ratings decline below investment grade, MidAmerican Energy may be required to post cash collateral, letters of credit or other similar credit support to facilitate ongoing wholesale marketing and trading activities. As of December 31, 2002, MidAmerican Energy's estimated potential collateral requirements totaled approximately $83 million. MidAmerican Energy's collateral requirements could fluctuate considerably due to seasonality, market price volatility, a loss of key MidAmerican Energy generating facilities or other related factors.

RATE MATTERS

     Under a settlement agreement approved by the IUB on December 21, 2001, MidAmerican Energy's Iowa retail electric rates in effect on December 31, 2000, are effectively frozen through December 31, 2005. In approving that settlement, the IUB specifically allows the filing of electric rate design and/or cost of service rate changes that are intended to keep overall company revenues unchanged but could result in changes to individual tariffs. Under the 2001 settlement agreement, an amount equal to 50% of revenues associated with Iowa retail electric returns on equity between 12% and 14%, and 83.33% of revenues associated with Iowa retail electric returns on equity above 14%, in each year is recorded as a regulatory liability to be used to offset a portion of the cost to Iowa customers of future generating plant investments. An amount equal to the regulatory liability is recorded as a regulatory charge in depreciation and amortization expense when the liability is accrued. Interest expense is accrued on the portion of the regulatory liability related to prior years. Beginning in 2002, the liability is being relieved as it is credited against allowance for funds used during construction, or capitalized financing costs, associated with generating plant additions. As of December 31, 2002, the related regulatory liability reflected on the Consolidated Balance Sheet totaled $102.9 million.

     On March 20, 2003, MidAmerican Energy and the Iowa Office of Consumer Advocate agreed upon a settlement proposal in which the rate freeze described above would be extended through December 31, 2010. Under the settlement proposal, for calendar years 2006 through 2010, an amount equal to 40% of revenues associated with Iowa retail electric returns on equity between 11.75% and 13.0%; 50% of revenues associated with Iowa retail electric returns on equity between 13.0% and 14.0%; and 83.3% of revenues associated with Iowa retail electric returns on equity greater than 14.0% will be applied as a reduction to offset some of the capital costs on the Iowa portion of three generation projects. If Iowa retail electric returns on equity fall below 10% in any 12-month period after January 1, 2006, MidAmerican Energy has the ability to file for a general increase in rates under the proposed settlement. The proposed settlement requires enactment of Iowa legislation and is subject to approval by the IUB. The IUB is expected to rule on the proposal during the second half of 2003.

     On March 15, 2002, MidAmerican Energy made a filing with the IUB requesting an increase in rates for its Iowa retail natural gas customers. On June 12, 2002, the IUB issued an order granting an interim rate increase of approximately $13.8 million annually, effective immediately and subject to refund with interest. On November 8, 2002, the IUB approved the proposed settlement agreement previously filed with it by MidAmerican Energy and the Iowa Office of Consumer Advocate. The settlement agreement provides for an increase in rates of $17.7 million annually for MidAmerican Energy's Iowa retail natural gas customers and effectively freezes such rates through November 2004. MidAmerican Energy implemented the new rates for usage beginning November 25, 2002.

LEGISLATIVE AND REGULATORY EVOLUTION

     Electric Deregulation -

     Under Illinois law, as of December 31, 2000, all non-residential customers in Illinois had been phased in to allow them to select their provider of electric supply services. Residential customers all received the opportunity to select their electric supplier beginning May 1, 2002.

     Illinois law also provides for Illinois electric earnings above a computed level of return on common equity to be shared equally between customers and MidAmerican Energy. MidAmerican Energy's computed level of return on common equity is based on a rolling two-year average of the Monthly Treasury Long-Term Average Rate, as published by the Federal Reserve System, plus a premium of 8.5% for 2000 through 2004, and a premium of 12.5% for 2005 through 2006. The two-year average above which sharing must occur for 2002 was 14.03%. The law allows MidAmerican Energy to mitigate the sharing of earnings above the threshold return on common equity through accelerated recovery of regulatory assets.

     The energy crisis and related events in California have heightened concerns nationally about deregulation of the electric utility industry. Accordingly, the pace of deregulation in Iowa and elsewhere has slowed considerably.

     Regional Transmission Organizations -

     In December 1999, the FERC issued Order No. 2000 establishing, among other things, minimum characteristics and functions for regional transmission organizations. Public utilities that were not a member of an independent system operator at the time of the order were required to submit a plan by which its transmission facilities would be transferred to a regional transmission organization. On September 28, 2001, MidAmerican Energy and five other electric utilities filed with the FERC a plan to create TRANSLink Transmission Company LLC and to integrate their electric transmission systems into a single, coordinated system operating as a for-profit independent transmission company in conjunction with a FERC-approved regional transmission organization. On April 25, 2002, the FERC issued an order approving the transfer of control of MidAmerican Energy and other utilities' transmission assets to TRANSLink in conjunction with TRANSLink's participation in the Midwest Independent Transmission System Operator, Inc. regional transmission organization. MidAmerican Energy has filed an application for state regulatory approval with the IUB and anticipates a ruling in mid-2003. Transferring the operations and control of MidAmerican Energy's transmission assets to other entities could increase costs for MidAmerican Energy; however, the actual impact of TRANSLink on MidAmerican Energy's future transmission costs is not yet known.

     Standard Electricity Market Design -

     On July 31, 2002, the FERC issued a notice of proposed rulemaking with respect to Standard Market Design. The FERC has characterized the proposal as portending "sweeping changes" to the use and expansion of the interstate transmission and wholesale bulk power systems in the United States. The proposal includes numerous proposed changes to the current regulation of transmission and generation facilities designed "to promote economic efficiency" and replace the "obsolete patchwork we have today," according to the FERC's chairman. The final rule, if adopted as currently proposed, would require all public utilities operating transmission facilities subject to the FERC jurisdiction to file revised open access transmission tariffs that would require changes to the basic services these public utilities currently provide. The proposed rule may impact the pricing of MidAmerican Energy's electricity and transmission products. The FERC does not envision that a final rule will be fully implemented until 2004. MidAmerican Energy is still evaluating the proposed rule and recognizes the final rule could vary considerably from the initial proposal. Accordingly, the likely impact of the proposed rule on MidAmerican Energy's transmission and generation businesses is unknown.

ENVIRONMENTAL MATTERS

     The U.S. Environmental Protection Agency, or EPA, and state environmental agencies have determined that contaminated wastes remaining at decommissioned manufactured gas plant facilities may pose a threat to the public health or the environment if these contaminants are in sufficient quantities and at sufficient concentrations as to warrant remedial action.

     MidAmerican Energy has evaluated or is evaluating 27 properties that were, at one time, sites of gas manufacturing plants in which it may be a potentially responsible party. The purpose of these evaluations is to determine whether waste materials are present, whether the materials constitute an environmental or health risk, and whether MidAmerican Energy has any responsibility for remedial action. As of December 31, 2002, MidAmerican Energy has recorded a $17 million liability for these sites and a corresponding regulatory asset for future recovery through the regulatory process. Refer to Note (4)(a) of Notes to Consolidated Financial Statements later in Item 15 of this Form 10-K for further discussion of MidAmerican Energy's environmental activities related to manufactured gas plant sites and cost recovery.

     Although the timing of potential incurred costs and recovery of costs in rates may affect the results of operations in individual periods, management believes that the outcome of these issues will not have a material adverse effect on MidAmerican Energy's financial position or results of operations.

     In July 1997, the EPA adopted revisions to the National Ambient Air Quality Standards for ozone and a new standard for fine particulate matter. In February 2001, the United States Supreme Court upheld the constitutionality of the standards, though remanding the issue of implementation of the ozone standard to the EPA. The impact of the new standards on MidAmerican Energy is currently unknown. These standards could be superceded, in whole or in part, by a variety of multi-pollutant emission reduction initiatives. Refer to Note (4)(b) of Notes to Consolidated Financial Statements later in Item 15 of this Form 10-K for further discussion of this issue.

     In 2001, the state of Iowa passed legislation that, in part, requires rate-regulated utilities to develop a multi-year plan and budget for managing regulated emissions from their generating facilities in a cost-effective manner. MidAmerican Energy's proposed plan and associated budget, or "the Plan" was filed with the IUB on April 1, 2002, in accordance with state law. MidAmerican Energy expects the IUB to rule on the prudence of the Plan in 2003. MidAmerican Energy is required to file Plan updates at least every two years.

     The Plan provides MidAmerican Energy's projected air emission reductions considering the current proposals that are being debated at the federal level and describes a coordinated long-range plan to achieve these air emission reductions. The Plan also provides specific actions to be taken at each coal-fired generating facility and the related costs and timing for each action.

     The Plan outlines $732.0 million in environmental investments to existing coal-fired generating units, some of which are jointly owned, over a nine-year period from 2002 through 2010. MidAmerican Energy's share of these investments is $546.6 million, $67.9 million of which was projected to be incurred in the years 2002 through 2005, when MidAmerican Energy's Iowa retail electric rates are effectively frozen. The Plan also identifies expenses that will be incurred at the generating facilities to operate and maintain the environmental equipment installed as a result of the Plan.

     Following the expiration of MidAmerican Energy's 2001 settlement agreement on December 31, 2005, the Plan proposes the use of an adjustment mechanism for recovery of Plan costs, similar to the tracking mechanisms for cost recovery of renewable energy and energy efficiency expenditures that are presently part of MidAmerican Energy's regulated electric rates. Refer to the preceding "Rate Matters" section for a discussion of the settlement agreement.

     Under the New Source Review, or NSR, provisions of the Clean Air Act, or CAA, a utility is required to obtain a permit from the EPA prior to (1) beginning construction of a new major stationary source of an NSR-regulated pollutant or (2) making a physical or operational change (a "major modification") to an existing facility that potentially increases emissions, unless the changes are exempt under the regulations. In general, projects subject to NSR regulations are subject to pre-construction review and permitting under the Prevention of Significant Deterioration, or PSD, provisions of the CAA. Under the PSD program, a project that emits threshold levels of regulated pollutants must undergo a Best Available Control Technology analysis and evaluate the most effective emissions controls. These controls must be installed in order to receive a permit. Routine maintenance, repair and replacement are not subject to the NSR provisions; however, these types of activities have historically been subject to changing interpretations under the NSR program. The EPA recently proposed a change to the NSR provisions relating to routine maintenance, repair and replacement. Violation of NSR regulations potentially subjects a utility to fines and/or other sanctions. The impact on MidAmerican Energy of any final rules is not currently known.

     In recent years, the EPA has requested from several utilities information and support regarding their capital projects for various generating plants. The requests were issued as part of an industry-wide investigation to assess compliance with the NSR and the New Source Performance Standards of the CAA.

In December 2002, MidAmerican Energy received a request from the EPA to provide documentation related to its capital projects from January 1, 1980, to the present for its Neal, Council Bluffs, Louisa and Riverside Energy Centers. MidAmerican Energy has responded to this request and at this time cannot predict the outcome of request.

GENERATING CAPABILITY

     In July 2002, retail customer usage of electricity caused a new record hourly peak demand of 3,889 megawatts on MidAmerican Energy's energy system, surpassing the previous record peak of 3,833 MW set in July 1999. MidAmerican Energy is interconnected with Iowa and neighboring utilities and is involved in an electric power pooling agreement known as Mid-Continent Area Power Pool, or MAPP. Each MAPP participant is required to maintain for emergency purposes a net generating capability reserve of at least 15% above its system peak demand. For the 2002 cooling season, MidAmerican Energy's reserve was approximately 21% above its system peak demand.

     MidAmerican Energy believes it has adequate electric capacity reserve through 2003 and continues to manage its generating resources to ensure an adequate reserve in the future. MidAmerican Energy has announced plans to add a 500-MW (based on expected MAPP accreditation) natural gas-fired combined cycle unit to be completed in two phases between 2003 and 2005. Up to an additional 475 MW of coal-fired generation is expected to be operational by the summer of 2007. However, significantly higher-than-normal temperatures during the cooling season could cause MidAmerican Energy's reserve to fall below the 15% minimum. If MidAmerican Energy fails to maintain the appropriate reserve, significant penalties could be contractually imposed by MAPP.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     MidAmerican Energy's and MidAmerican Funding's significant accounting policies are described in Note (1) of Notes to Consolidated Financial Statements later in Item 15 of this Form 10-K.

     Accounting for Regulated Entities -

     MidAmerican Funding's and MidAmerican Energy's most critical accounting policy is the application of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," at MidAmerican Energy. A possible consequence of deregulation in the utility industry is that SFAS No. 71 may no longer apply. SFAS No. 71 sets forth accounting principles for operations that are regulated and meet the stated criteria. For operations that meet the criteria, SFAS No. 71 allows, among other things, the deferral of expense or income that would otherwise be recognized when incurred. Predominantly all of MidAmerican Energy's electric and gas utility operations currently meet the criteria required by SFAS No. 71, but its applicability is periodically reexamined. If portions of its utility operations no longer meet the criteria of SFAS No. 71, MidAmerican
Energy could be required to write off the related regulatory assets and liabilities from its balance sheet, and thus, a material adjustment to earnings in that period could result if regulatory assets are not recovered in transition provisions of any deregulation legislation.

     Revenue Recognition -

     Revenues are recorded as services are rendered to customers. MidAmerican Energy records unbilled revenues representing the estimated amount customers will be billed for services rendered between the meter-reading dates in a particular month and the end of that month. The unbilled revenues estimate is reversed in the following month. To the extent the estimated amount differs from the amount subsequently billed, revenues will be affected. At December 31, 2002 and 2001, $55.1 million and $43.2 million, respectively, of unbilled revenues are included in accounts receivable.

     Excess of Cost Over Fair Value of Assets Acquired -

     MidAmerican Funding's excess of cost over fair value of assets acquired, or goodwill, must be evaluated annually in accordance with SFAS No. 142 to determine if the carrying value might be impaired. Determination of the fair values of the related reporting units involves substantial estimates, as ready markets are not available for all of the involved assets and liabilities. Accordingly, a change in the assumptions and/or estimates used in the determination of the fair values of the reporting units could significantly affect the outcome, possibly resulting in an impairment of related goodwill.

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

     Accounting for Derivatives and Energy Trading Activities -

     MidAmerican Energy accounts for its energy trading activities in accordance with EITF Issue No. 02-3 and SFAS No. 133, as amended and interpreted, which require certain energy trading and energy derivative contracts to be accounted for at fair value.

     In accordance with EITF Issue No. 02-3, all of MidAmerican Energy's trading revenues are now reported net of the costs of the related sales on the Consolidated Statements of Income. Previously, the revenues and costs were recorded gross. All prior periods have been reclassified to conform to the net presentation.

     Accounting for derivatives continues to evolve through guidance issued by the Derivatives Implementation Group and the EITF of the Financial Accounting Standards Board, or FASB. To the extent that changes by these standard-setting groups modify current guidance, including the normal purchases and normal sales determination, the accounting treatment for derivatives may change.

     See Notes (1)(i) and (8) in Notes to Consolidated Financial Statements later in Item 15 of this Form 10-K for further discussion related to accounting for derivatives.

     Accrued Pension and Postretirement Expense -

     Pension and postretirement costs are accrued throughout the year based on results of an annual study performed by external actuaries. In addition to the benefits granted to employees, the timing of the cost of these plans is impacted by assumptions used by the actuaries, including assumptions provided by MidAmerican Energy for the discount rate and long-term rate of return on assets. Both of these factors require estimates and projections by management and can fluctuate from period to period. Actual returns on assets are significantly affected by stock and bond markets, over which management has little control. If management increased the discount rate by 1%, pension and postretirement costs for 2002 would decrease by $6.2 million. Refer to Note (11) of Notes to Consolidated Financial Statements later in Item 15 of this Form 10-K for disclosures about MidAmerican Energy retirement plans and costs.

NEW ACCOUNTING PRONOUNCEMENTS

     In January 2003, MidAmerican Energy implemented SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires recognition on the balance sheet of legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of such assets. Concurrent with the recognition of the liability, the estimated cost of an asset retirement obligation is capitalized and depreciated over the remaining life of the asset.

     As of January 1, 2003, MidAmerican Energy recorded $275 million of asset retirement obligation liabilities, $266 million of which pertains to obligations associated with the decommissioning of the Quad Cities Station. Additionally, a regulatory asset of $102 million was recognized in conjunction with the accounting change. As of January 1, 2003, $160 million of assets are held and restricted for satisfying the Quad Cities Station decommissioning obligation. Adoption of SFAS No. 143 did not have a significant impact on MidAmerican Energy's results of operation.

     MidAmerican Energy has asset retirement obligations related to its transmission and delivery assets for which the retirement date is indefinite, and therefore, a liability cannot be reasonably estimated. Accordingly, no liability was recorded for these obligations with the adoption of SFAS No. 143. MidAmerican Energy does accrue for the cost of removing such assets in its depreciation rates, in accordance with regulatory precedence. At December 31, 2002, approximately $386 million of accrued cost of removal for such assets was included in accumulated depreciation.

     FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," or FIN45, clarifies the accounting and disclosure for certain guarantees. FIN45 directs that a guarantor is required to recognize at the inception of a guarantee a liability for the fair value of the obligations it has undertaken under the guarantee. The new disclosure requirements are effective for financial statements of periods ending after December 15, 2002. The requirement for recognition of a liability is for guarantees issued or modified after December 31, 2002.

     MidAmerican Energy is the lessee on operating leases for coal railcars that contain guarantees of the residual value of such equipment throughout the term of the leases. Events triggering the residual guarantees include termination of the lease, loss of the equipment or purchase of the equipment. Lease terms are for five years with provisions for extensions. At December 31, 2002, the maximum amount of such guarantees specified in these leases totals $31.5 million.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     MidAmerican Funding, including MidAmerican Energy, is exposed to market risk from changes in factors such as the market price of certain commodities and interest rates. To manage the price volatility relating to these exposures, MidAmerican Funding enters into various financial derivative instruments. Senior management provides the overall direction, structure, conduct and control of MidAmerican Funding's risk management activities, including the use of financial derivative instruments, authorization and communication of risk management policies and procedures, strategic hedging program guidelines, appropriate market and credit risk limits, and appropriate systems for recording, monitoring and reporting the results of transactional and risk management activities. MidAmerican Funding regularly performs sensitivity analysis of its outstanding positions and adheres to strict value-at-risk parameters. MidAmerican Funding uses hedge accounting for derivative instruments pertaining to its natural gas purchasing, wholesale electricity activities and financing activities. Refer to Notes (1)(i) and (8) in Notes to Consolidated Financial Statements later in Item 15 of this Form 10-K for further discussion of price risk and the accounting for derivative instruments.

                           MIDAMERICAN ENERGY COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                                  YEARS ENDED DECEMBER 31,
                                          -----------------------------------------
                                             2002           2001           2000
                                          -----------    -----------    -----------
OPERATING REVENUES
Regulated electric ....................   $ 1,353,431    $ 1,318,129    $ 1,212,411
Regulated gas .........................       695,799        869,132        929,555
Nonregulated ..........................       186,929        179,988        129,866
                                          -----------    -----------    -----------
                                            2,236,159      2,367,249      2,271,832
                                          -----------    -----------    -----------
OPERATING EXPENSES
Regulated:
  Cost of fuel, energy and capacity ...       346,685        275,904        249,045
  Cost of gas sold ....................       482,837        674,883        721,395
  Other operating expenses ............       394,436        449,328        434,125
  Maintenance .........................       135,487        138,343        127,076
  Depreciation and amortization .......       266,983        250,315        197,144
  Property and other taxes ............        76,025         71,705         74,778
                                          -----------    -----------    -----------
                                            1,702,453      1,860,478      1,803,563
                                          -----------    -----------    -----------
Nonregulated:
  Cost of sales .......................       158,463        154,448        108,478
  Other ...............................        20,246         18,749         21,035
                                          -----------    -----------    -----------
                                              178,709        173,197        129,513
                                          -----------    -----------    -----------
  Total operating expenses ............     1,881,162      2,033,675      1,933,076
                                          -----------    -----------    -----------

OPERATING INCOME ......................       354,997        333,574        338,756
                                          -----------    -----------    -----------

NON-OPERATING INCOME
Interest and dividend income ..........         8,832         13,069         15,499
Other income ..........................        14,063         12,291         12,060
Other expense .........................        (8,790)       (18,104)       (13,515)
                                          -----------    -----------    -----------
                                               14,105          7,256         14,044
                                          -----------    -----------    -----------
FIXED CHARGES
Interest on long-term debt ............        71,401         60,880         61,120
Other interest expense ................         3,412          8,401          9,056
Preferred dividends of subsidiary trust         1,574          7,980          7,980
Allowance for borrowed funds ..........        (3,336)        (1,661)        (1,273)
                                          -----------    -----------    -----------
                                               73,051         75,600         76,883
                                          -----------    -----------    -----------

INCOME BEFORE INCOME TAXES ............       296,051        265,230        275,917
INCOME TAXES ..........................       120,230        112,452        110,461
                                          -----------    -----------    -----------

NET INCOME ............................       175,821        152,778        165,456
PREFERRED DIVIDENDS ...................         2,933          4,544          4,955
                                          -----------    -----------    -----------

EARNINGS ON COMMON STOCK ..............   $   172,888    $   148,234    $   160,501
                                          ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                           MIDAMERICAN ENERGY COMPANY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                             YEARS ENDED DECEMBER 31,
                                                        -----------------------------------
                                                           2002         2001         2000
                                                        ---------    ---------    ---------

EARNINGS ON COMMON STOCK ............................   $ 172,888    $ 148,234    $ 160,501
                                                        ---------    ---------    ---------

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains (losses) on cash flow hedges:
  Unrealized gains (losses) during period-
    Before income taxes .............................      (7,013)       7,690           --
    Income tax (expense) benefit ....................       2,915       (3,197)          --
                                                        ---------    ---------    ---------
                                                           (4,098)       4,493           --
                                                        ---------    ---------    ---------
  Less reclassification adjustment for realized gains
    (losses) reflected in net income during period-
    Before income taxes .............................      (2,277)       1,757           --
    Income tax (expense) benefit ....................         946         (731)          --
                                                        ---------    ---------    ---------
                                                           (1,331)       1,026           --
                                                        ---------    ---------    ---------
       Net unrealized gains (losses) ................      (2,767)       3,467           --
                                                        ---------    ---------    ---------

Minimum pension liability adjustment:
  Before income tax benefit .........................      (8,279)      (8,295)      (4,087)
  Income tax benefit ................................       3,442        3,448        1,699
                                                        ---------    ---------    ---------
    Net adjustment ..................................      (4,837)      (4,847)      (2,388)
                                                        ---------    ---------    ---------

  Other comprehensive income (loss) .................      (7,604)      (1,380)      (2,388)
                                                        ---------    ---------    ---------

COMPREHENSIVE INCOME ................................   $ 165,284    $ 146,854    $ 158,113
                                                        =========    =========    =========

   The accompanying notes are an integral part of these financial statements.

                           MIDAMERICAN ENERGY COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                 AS OF DECEMBER 31,
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
ASSETS
UTILITY PLANT, NET
Electric ..................................................   $4,731,002   $4,598,372
Gas .......................................................      900,209      867,277
                                                              ----------   ----------
                                                               5,631,211    5,465,649
Less accumulated depreciation and amortization ............    3,011,123    2,847,979
                                                              ----------   ----------
                                                               2,620,088    2,617,670
Construction work in progress .............................      205,988       80,276
                                                              ----------   ----------
                                                               2,826,076    2,697,946
                                                              ----------   ----------

POWER PURCHASE CONTRACT ...................................           --       48,185
                                                              ----------   ----------

CURRENT ASSETS
Cash and cash equivalents .................................       28,500       20,020
Receivables, less reserves of $7,615 and $627, respectively      321,321      119,740
Inventories ...............................................       88,492       83,339
Prepaid taxes .............................................           --       23,956
Other .....................................................       28,655       10,962
                                                              ----------   ----------
                                                                 466,968      258,017
                                                              ----------   ----------

INVESTMENTS AND NONREGULATED PROPERTY, NET ................      273,864      272,230
REGULATORY ASSETS .........................................      192,514      221,120
OTHER ASSETS ..............................................       52,457       80,394
                                                              ----------   ----------

TOTAL ASSETS ..............................................   $3,811,879   $3,577,892
                                                              ==========   ==========

CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common shareholder's equity ...............................   $1,307,067   $1,219,057
MidAmerican Energy preferred securities, not subject to
  mandatory redemption ....................................       31,759       31,759
Preferred securities, subject to mandatory redemption:
  MidAmerican Energy preferred securities .................           --       26,680
  MidAmerican Energy-obligated preferred securities of
    subsidiary trust holding solely MidAmerican Energy
    junior subordinated debentures ........................           --      100,000
Long-term debt, excluding current portion .................      947,691      656,740
                                                              ----------   ----------
                                                               2,286,517    2,034,236
                                                              ----------   ----------
CURRENT LIABILITIES
Notes payable .............................................       55,000       89,350
Current portion of long-term debt .........................      105,727      163,854
Current portion of power purchase contract ................           --       17,398
Accounts payable ..........................................      239,531      171,535
Taxes accrued .............................................       83,063       54,175
Interest accrued ..........................................        9,731       11,709
Other .....................................................       55,464       43,814
                                                              ----------   ----------
                                                                 548,516      551,835
                                                              ----------   ----------
OTHER LIABILITIES
Power purchase contract ...................................           --        8,469
Deferred income taxes .....................................      424,153      513,978
Investment tax credit .....................................       56,886       61,292
Quad Cities Station decommissioning .......................      159,757      158,349
Regulatory liabilities ....................................      118,011       62,378
Other .....................................................      218,039      187,355
                                                              ----------   ----------
                                                                 976,846      991,821
                                                              ----------   ----------

TOTAL CAPITALIZATION AND LIABILITIES ......................   $3,811,879   $3,577,892
                                                              ==========   ==========

   The accompanying notes are an integral part of these financial statements.

                           MIDAMERICAN ENERGY COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                      YEARS ENDED DECEMBER 31,
                                                                 -----------------------------------
                                                                    2002         2001         2000
                                                                 ---------    ---------    ---------

NET CASH FLOWS FROM OPERATING ACTIVITIES
Net income ...................................................   $ 175,821    $ 152,778    $ 165,456
Adjustments to reconcile net income to net cash provided:
  Depreciation and amortization ..............................     268,446      251,099      197,438
  Deferred income taxes and investment tax credit, net .......     (63,335)     (32,550)     (27,743)
  Amortization of other assets and liabilities ...............      32,150       44,963       48,650
  Change in accrued customer rate credits ....................          --      (21,531)       6,724
  Power purchase contract restructuring receipt ..............      39,100           --           --
  Cash inflow (outflow) of accounts receivable securitization      (44,000)     (26,000)      12,877
  Impact of changes in working capital .......................     (66,643)     116,021      (38,847)
  Other ......................................................      11,262       (6,022)      (4,468)
                                                                 ---------    ---------    ---------
    Net cash provided by operating activities ................     352,801      478,758      360,087
                                                                 ---------    ---------    ---------

NET CASH FLOWS FROM INVESTING ACTIVITIES
Utility construction expenditures ............................    (356,636)    (250,073)    (215,727)
Non-cash and accrued utility construction expenditures .......      25,349         (705)        (660)
Quad Cities Station decommissioning trust fund ...............      (8,299)      (8,299)      (8,302)
Nonregulated capital expenditures ............................        (822)      (2,221)      (1,075)
Other investing activities, net ..............................      10,362        4,597        1,411
                                                                 ---------    ---------    ---------
  Net cash used in investing activities ......................    (330,046)    (256,701)    (224,353)
                                                                 ---------    ---------    ---------

NET CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid ...............................................     (80,433)     (94,544)     (58,955)
Issuance of long-term debt, net of issuance cost .............     391,145           --      160,992
Retirement of long-term debt, including reacquisition cost ...    (163,957)    (101,600)    (110,861)
Reacquisition of preferred securities ........................    (126,680)     (23,320)          --
Net increase (decrease) in notes payable .....................     (34,350)       7,750     (122,400)
                                                                 ---------    ---------    ---------
  Net cash used in financing activities ......................     (14,275)    (211,714)    (131,224)
                                                                 ---------    ---------    ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS ....................       8,480       10,343        4,510
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ...............      20,020        9,677        5,167
                                                                 ---------    ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR .....................   $  28,500    $  20,020    $   9,677
                                                                 =========    =========    =========

ADDITIONAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized ....................   $  67,068    $  61,344    $  63,420
                                                                 =========    =========    =========
Income taxes paid ............................................   $ 133,142    $ 217,140    $ 133,176
                                                                 =========    =========    =========

   The accompanying notes are an integral part of these financial statements.

                           MIDAMERICAN ENERGY COMPANY
                    CONSOLIDATED STATEMENTS OF CAPITALIZATION
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                AS OF DECEMBER 31,
                                                                     -----------------------------------------
                                                                           2002                     2001
                                                                     -----------------       -----------------
COMMON SHAREHOLDER'S EQUITY
Common shares, no par; 350,000,000 shares authorized;
  70,980,203 shares outstanding....................................  $  561,024              $  560,798
Retained earnings..................................................     757,415                 662,027
Accumulated other comprehensive income (loss) net:
  Unrealized gain on cash flow hedges..............................         700                   3,467
  Minimum pension liability adjustment.............................     (12,072)                 (7,235)
                                                                      ---------              ----------
                                                                      1,307,067  57.2%        1,219,057  59.9%
                                                                      ---------  -----       ----------- -----
PREFERRED SECURITIES (100,000,000 SHARES AUTHORIZED)
Cumulative shares outstanding; not subject to mandatory redemption:
  $3.30 Series, 49,451 shares......................................      4,945                    4,945
  $3.75 Series, 38,305 shares......................................      3,831                    3,831
  $3.90 Series, 32,630 shares......................................      3,263                    3,263
  $4.20 Series, 47,362 shares......................................      4,736                    4,736
  $4.35 Series, 49,945 shares......................................      4,994                    4,994
  $4.40 Series, 50,000 shares......................................      5,000                    5,000
  $4.80 Series, 49,898 shares......................................      4,990                    4,990
                                                                    ------------              ---------
                                                                        31,759    1.4%           31,759   1.6%
                                                                    ------------  ----        ---------  -----
Cumulative shares outstanding; subject to mandatory redemption:
  $7.80 Series, zero and 266,800 shares, respectively..............            -    -%           26,680   1.3%
                                                                    ------------  ----        ---------  -----

MIDAMERICAN ENERGY-OBLIGATED PREFERRED SECURITIES
MidAmerican Energy-obligated mandatorily redeemable cumulative preferred securities of subsidiary trust holding solely
  MidAmerican Energy junior subordinated debentures:
    7.98% series, zero and 4,000,000 shares, respectively.........             -    -%          100,000   4.9%
                                                                    ------------  ----        ---------   -----

LONG-TERM DEBT
Mortgage bonds:
  7.125% Series, due 2003..........................................          -                  100,000
  7.7% Series, due 2004............................................     55,630                   55,630
  7.0% Series, due 2005............................................     90,500                   90,500
  7.375% Series, due 2008..........................................     75,000                   75,000
  7.45% Series, due 2023...........................................      6,940                    6,940
  6.95% Series, due 2025...........................................     12,500                   12,500
Pollution control revenue obligations:
  5.75% Series, due periodically through 2003......................          -                    4,320
  6.7% Series due 2003.............................................          -                    1,000
  6.1% Series due 2007.............................................      1,000                    1,000
  5.95% Series, due 2023 (secured by general mortgage bonds).......     29,030                   29,030



   The accompanying notes are an integral part of these financial statements.

                           MIDAMERICAN ENERGY COMPANY
              CONSOLIDATED STATEMENTS OF CAPITALIZATION (CONTINUED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                AS OF DECEMBER 31,
                                                                   ------------------------------------------
                                                                          2002                       2001
                                                                   -------------------      -----------------

LONG-TERM DEBT (CONTINUED)
  Variable rate series -
    Due 2016 and 2017, 1.64% and 1.77%, respectively...........    $     37,600             $    37,600
    Due 2023 (secured by general mortgage bonds),
      1.64% and 1.77%, respectively............................          28,295                  28,295
    Due 2023, 1.64% and 1.77%, respectively....................           6,850                   6,850
    Due 2024, 1.64% and 1.77%, respectively....................          34,900                  34,900
    Due 2025, 1.64% and 1.77%, respectively....................          12,750                  12,750
Notes:
  6.375% Series, due 2006......................................         160,000                 160,000
  6.75% Series, due 2031.......................................         400,000                       -
Obligation under capital lease.................................           2,161                   1,364
Unamortized debt premium and discount, net.....................          (5,465)                   (939)
                                                                   ------------             -----------
                                                                        947,691  41.4%          656,740  32.3%
                                                                   ------------ -----       ----------- -----

TOTAL CAPITALIZATION...........................................    $  2,286,517 100.0%       $2,034,236 100.0%
                                                                   ============ =====        ========== =====


                                            MIDAMERICAN ENERGY COMPANY
                                   CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                                  (IN THOUSANDS)

                                                YEARS ENDED DECEMBER 31,
                                            ------------------------------
                                              2002       2001       2000
                                            --------   --------   --------

BEGINNING OF YEAR .......................   $662,027   $603,793   $497,292
                                            --------   --------   --------

NET INCOME ..............................    175,821    152,778    165,456
                                            --------   --------   --------

DEDUCT:
Loss on reacquisition of preferred shares        750        235         --
Dividends declared on preferred shares ..      2,183      4,309      4,955
Dividends declared on common shares .....     77,500     90,000     54,000
                                            --------   --------   --------
                                              80,433     94,544     58,955
                                            --------   --------   --------

END OF YEAR .............................   $757,415   $662,027   $603,793
                                            ========   ========   ========


   The accompanying notes are an integral part of these financial statements.

                           MIDAMERICAN ENERGY COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      INDEX

                                                                           Page
                                                                           ----

(1)      Summary of Significant Accounting Policies .....................   64

(2)      Jointly Owned Utility Plant.....................................   69

(3)      Inventories.....................................................   70

(4)      Commitments and Contingencies...................................   70

(5)      Long-term Debt..................................................   74

(6)      Short-term Borrowing............................................   75

(7)      Preferred Securities............................................   75

(8)      Risk Management and Energy Trading..............................   75

(9)      Concentration of Credit Risk....................................   78

(10)     Rate Matters....................................................   80

(11)     Retirement Plans................................................   81

(12)     Segment Information.............................................   84

(13)     Income Taxes....................................................   87

(14)     Fair Value of Financial Instruments.............................   88

(15)     Non-Operating Other Income and Expense..........................   88

(16)     Affiliated Company Transactions.................................   89

(17)     Sale of Accounts Receivable.....................................   90

(18)     Unaudited Quarterly Operating Results...........................   90

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

     (B)  CONSOLIDATION POLICY AND PREPARATION OF FINANCIAL STATEMENTS:

     The accompanying consolidated financial statements include MidAmerican Energy and subsidiaries under its control. All significant intercompany transactions have been eliminated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Certain classifications of amounts for 2002 are different than that of prior years. Accordingly, historical amounts have been reclassified.

     (C)  REGULATION:

     MidAmerican Energy's utility operations are subject to the regulation of the Iowa Utilities Board, or IUB; the Illinois Commerce Commission, or ICC; the South Dakota Public Utilities Commission, and the Federal Energy Regulatory Commission, or FERC. MidAmerican Energy's accounting policies and the accompanying consolidated financial statements conform to generally accepted accounting principles applicable to rate-regulated enterprises and reflect the effects of the ratemaking process.

     A possible consequence of deregulation in the utility industry is that Statement of Financial Accounting Standards, or SFAS, No. 71, "Accounting for the Effects of Certain Types of Regulation," may no longer apply. SFAS No. 71 sets forth accounting principles for operations that are regulated and meet the stated criteria. For operations that meet the criteria, SFAS No. 71 allows, among other things, the deferral of expense or income that would otherwise be recognized when incurred. Predominantly all of MidAmerican Energy's electric and gas utility operations currently meet the criteria of SFAS No. 71, but its applicability is periodically reexamined. If portions of its utility operations no longer meet the criteria of SFAS No. 71, MidAmerican Energy could be required to write off the related regulatory assets and liabilities from its balance sheet, and thus, a material adjustment to earnings in that period could result if regulatory assets are not recovered in transition provisions of any deregulation legislation. The following regulatory assets represent costs that are expected to be recovered in future charges to utility customers. The regulatory liabilities represent income to be recognized or returned to customers in future periods.



                                          Weighted Average
                                          Future Recovery       As of December 31,
                                               Period          2002          2001
                                          ----------------   --------      --------
                                                                  (In thousands)
     Regulatory assets:
       Deferred income taxes, net ..........   21 years      $122,301      $145,271
       Debt refinancing costs ..............    6 years        22,187        24,252
       Cooper Nuclear Station capital
         improvement costs .................    2 years        16,841            --
       Environmental costs .................    5 years        16,588        21,878
       Nuclear generation assets ...........   10 years         8,573        10,284
       Enrichment facilities
         decommissioning....................    4 years         1,459         1,687
       Other ...............................    Various         4,565        17,748
                                                             --------      --------
         Total .............................                 $192,514      $221,120
                                                             ========      ========

     Regulatory liabilities:
       Iowa electric settlement reserve ....    4 years      $102,871      $ 47,125
       Environmental insurance recovery ....    4 years         8,678         8,850
       Energy efficiency ...................    2 years         6,462         3,883
       Coal contracts ......................         --            --         2,520
                                                             --------      --------
         Total..............................                 $118,011      $ 62,378
                                                             ========      ========

     A return is generally not earned on the regulatory assets in setting rates due to the fact that a cash outlay was not required for amounts listed as income taxes, environmental costs and enrichment facilities decommissioning. The amortization of the assets is recoverable over periods shown above.

     As a result of the restructuring of the Cooper Nuclear Station power purchase contract, Cooper Nuclear Station capital improvement costs are now considered regulatory assets and classified as such on the Consolidated Balance Sheet as of December 31, 2002. Refer to Note (1)(h) for additional information regarding the power purchase contract for Cooper.

     For a discussion of the Iowa  electric  settlement  reserve,  refer to Note
(10).

     (D)  REVENUE RECOGNITION:

     Revenues are recorded as services are rendered to customers. MidAmerican Energy records unbilled revenues representing the estimated amount customers will be billed for services rendered between the meter-reading dates in a particular month and the end of that month. Accrued unbilled revenues were $55.1 million and $43.2 million at December 31, 2002 and 2001, respectively, and are included in Receivables on the Consolidated Balance Sheets.

     Electric operating revenues for 2000 include provisions for rate refunds related to a revenue sharing arrangement in Iowa that terminated December 31, 2000. The provisions reduced revenues for 2000 by $21.6 million. Under the current revenue sharing arrangement in Iowa, the provision related to revenue sharing is charged to depreciation expense. Refer to Note (10) for further discussion.

     MidAmerican Energy's Illinois and South Dakota jurisdictional sales, or approximately 11% of total retail electric sales, and all of its retail gas sales are subject to adjustment clauses. MidAmerican Energy also has costs that are recovered, at least in part, through bill riders, including energy efficiency costs. The clauses and riders allow MidAmerican Energy to adjust the amounts charged for electric and gas service as the related costs change. The costs recovered in revenues through use of the adjustment clauses and bill riders are charged to expense in the same period. At any given time, these costs may be over or under collected from customers. The total (over)/under collection included in Accounts Receivable at December 31, 2002 and 2001, was $48.3 million and $(17.6) million, respectively.

     (E) DEPRECIATION AND AMORTIZATION:

     MidAmerican Energy's provisions for depreciation and amortization for its utility operations are based on straight-line composite rates. The average depreciation and amortization rates applied to depreciable utility plant for the years ended December 31 were as follows:

                        2002       2001       2000
                        ----       ----       ----

     Electric......     4.4%       4.2%       4.0%
     Gas...........     3.5%       3.5%       3.5%

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

     Additionally, depreciation and amortization expense for 2002 and 2001 includes $55.0 million and $47.1 million, respectively, for a regulatory charge pursuant to the terms of an electric rate settlement in Iowa. Refer to Note (10) for a discussion of the settlement.

     An allowance for the estimated annual decommissioning costs of the Quad Cities Generating Station equal to the level of funding is also included in depreciation expense. See Note (4)(d) for additional information regarding decommissioning costs.

     (F)  INVESTMENTS AND NONREGULATED PROPERTY, NET:

     Investments and Nonregulated Property, Net includes the following amounts as of December 31 (in thousands):

                                                            2002        2001
                                                          --------    --------

     Nuclear decommissioning trust fund ..............    $159,757    $158,349
     Rabbi trusts ....................................      90,501      85,958
     Coal transportation property, net of accumulated
       depreciation of $1,705 and $1,396, respectively 10,215 10,523 Other, net of accumulated depreciation of $1,293
       and $1,087, respectively ......................      13,391      17,400
                                                          --------    --------
         Total .......................................    $273,864    $272,230
                                                          ========    ========

     Investments held by the nuclear decommissioning trust fund for the Quad Cities Station units are classified as available-for-sale and are reported at fair value with net unrealized gains and losses reported as adjustments to the accumulated provision for nuclear decommissioning, which is reflected in the line Quad Cities Station Decommissioning on the Consolidated Balance Sheets. Funds are invested in accordance with applicable federal investment guidelines and are restricted for use as reimbursement for costs of decommissioning MidAmerican Energy's Quad Cities Station. The investment in Rabbi trusts represents the cash value of life insurance policies on certain key executives and the fair value of other related investments. The Rabbi trusts were established to administer various nonqualified executive and director compensation plans, and investments in each trust are restricted for use in meeting the costs and obligations of the trust and related compensation plans.

     (G)  CONSOLIDATED STATEMENTS OF CASH FLOWS:

     MidAmerican Energy considers all cash and highly liquid debt instruments purchased with a remaining maturity of three months or less to be cash and cash equivalents for purposes of the Consolidated Statements of Cash Flows.

     Net cash provided (used) from changes in working capital for the years ended December 31 was as follows (in thousands):

                                    2002          2001          2000
                                  ---------     ---------     ---------

     Receivables, net ........    $(157,581)    $ 328,921     $(244,552)
     Inventories .............       (5,153)      (14,209)       11,519
     Prepaid taxes ...........       23,956        (1,067)           --
     Other current assets ....      (17,693)       (1,173)          566
     Accounts payable ........       51,268      (134,973)      178,258
     Taxes accrued ...........       28,888       (70,318)       11,830
     Interest accrued ........       (1,978)         (307)         (909)
     Other current liabilities       11,650         9,147         4,441
                                  ---------     ---------     ---------
       Total .................    $ (66,643)    $ 116,021     $ (38,847)
                                  =========     =========     =========

     (H)  ACCOUNTING FOR POWER PURCHASE CONTRACT:

     MidAmerican Energy has a power purchase contract with the Nebraska Public Power District for the purchase of capacity and energy, which expires December 31, 2004. The current terms of the contract are the result of an agreement signed by the parties that restructured the contract, effective August 1, 2002.

     Under the terms of the contract prior to its restructuring, MidAmerican Energy purchased one-half of the output of the Cooper Nuclear Station and had a fixed obligation to pay 50% of the Nebraska Public Power District's Nuclear Facility Revenue Bonds and other fixed liabilities. Accordingly, the Consolidated Balance Sheet as of December 31, 2001, reflects current and long-term liabilities representing those fixed obligations. A like amount representing MidAmerican Energy's right to purchase power is included as an asset in the Power Purchase Contract asset line on the Consolidated Balance Sheet for December 31, 2001. Under the restructured terms of the contract, these fixed obligations and the right to purchase power from Cooper no longer exist. Accordingly, the liabilities and the related asset are not reflected on the Consolidated Balance Sheet as of December 31, 2002.

     Cooper capital improvement costs prior to 1997, including carrying costs, were deferred in accordance with then applicable rate regulation. Prior to 2002, these costs were included in the Power Purchase Contract asset line along with the asset representing MidAmerican Energy's right to receive power, in accordance with Securities and Exchange Commission regulations. As a result of the restructuring of the Cooper power purchase contract, the deferred Cooper capital improvement costs are now considered regulatory assets. These costs are being amortized and recovered in rates over either a five-year period from the time the related assets were put in service or the remaining term of the original power purchase contract, namely through September 2004. From July 11, 1997, through July 31, 2002, the Iowa portion of capital improvement costs was recovered currently from customers and expensed as incurred. For jurisdictions other than Iowa, MidAmerican Energy began charging Cooper capital improvement costs to expense, as incurred in January 1997. Under the terms of the restructured power purchase contract, MidAmerican Energy does not pay for Cooper capital improvements.

     The fuel cost portion of the original power purchase contract was included in Cost of Fuel, Energy and Capacity on the Consolidated Statements of Income. All other costs MidAmerican Energy incurred in relation to this long-term power purchase contract prior to its restructuring were included in Other Operating Expenses on the Consolidated Statements of Income. Beginning August 2002, all costs related to this power purchase contract, excluding the amortization of Cooper capital improvement discussed above, are reflected in Cost of Fuel, Energy and Capacity on the Consolidated Statements of Income.

     See Note (4)(c) for additional information regarding the power purchase contract.

     (I) ACCOUNTING FOR DERIVATIVES:

     On January 1, 2001, MidAmerican Energy adopted SFAS Nos. 133 and 138 pertaining to the accounting for derivative instruments and hedging activities. SFAS Nos. 133/138 requires an entity to recognize all of its derivatives as either assets or liabilities in its statement of financial position and measure those instruments at fair value. If the conditions specified in SFAS Nos. 133/138 are met, those instruments may be designated as hedges. Changes in the value of hedge instruments would not impact earnings, except to the extent that the instrument is not perfectly effective as a hedge. At January 1, 2001, MidAmerican Energy recognized $21.8 million and $4.9 million of energy-related assets and liabilities, respectively, as being subject to fair value accounting pursuant to SFAS Nos. 133/138, all of which were accounted for as hedges, with minimal impact to earnings. Due to the relative immateriality of the adoption of SFAS Nos. 133/138, a cumulative-effect presentation is not reflected in the Consolidated Statement of Income or the Consolidated Statement of Comprehensive Income for 2001.

     Pursuant to Emerging Issues Task Force Issue No. 02-3, effective July 1, 2002, revenue and cost of sales from derivative instruments used for trading purposes are presented as net nonregulated revenue on the income statement. Prior to that time, such amounts were presented gross. Accordingly, all historical amounts have been reclassified to conform to the net presentation.

     See Note (8) for further discussion on risk management and the use of derivative instruments to manage such risk.

     (J)  NEW ACCOUNTING PRONOUNCEMENTS:

     In January 2003, MidAmerican Energy implemented SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires recognition on the balance sheet of legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of such assets. Concurrent with the recognition of the liability, the estimated cost of an asset retirement obligation is capitalized and depreciated over the remaining life of the asset.

     As of January 1, 2003, MidAmerican Energy recorded $275 million of asset retirement obligation liabilities, $266 million of which pertains to obligations associated with the decommissioning of the Quad Cities Station. Additionally, a regulatory asset of $102 million was recognized in conjunction with the accounting change. As of January 1, 2003, $160 million of assets are held and restricted for satisfying the Quad Cities Station decommissioning obligation. Adoption of SFAS No. 143 did not have a significant impact on MidAmerican Energy's results of operation.

     MidAmerican Energy has asset retirement obligations related to its transmission and delivery assets for which the retirement date is indefinite, and therefore, a liability cannot be reasonably estimated. Accordingly, no liability was recorded for these obligations with the adoption of SFAS No. 143. MidAmerican Energy does accrue for cost of removing such assets in its depreciation rates, in accordance with regulatory precedence. At December 31, 2002, approximately $386 million of accrued cost of removal for such assets was included in accumulated depreciation.

     FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," or FIN45, clarifies the accounting and disclosure for certain guarantees. FIN45 directs that a guarantor is required to recognize at the inception of a guarantee a liability for the fair value of the obligations it has undertaken under the guarantee. The new disclosure requirements are effective for financial statements of periods ending after December 15, 2002. The requirement for recognition of a liability is for guarantees issued or modified after December 31, 2002.

     MidAmerican Energy is the lessee on operating leases for coal railcars that contain guarantees of the residual value of such equipment throughout the term of the leases. Events triggering the residual guarantees include termination of the lease, loss of the equipment or purchase of the equipment. Lease terms are for five years with provisions for extensions. At December 31, 2002, the maximum amount of such guarantees specified in these leases totals $31.5 million.

(2)  JOINTLY OWNED UTILITY PLANT:

     Under joint plant ownership agreements with other utilities, MidAmerican Energy had undivided interests at December 31, 2002, in jointly owned generating plants as shown in the table below.

     The dollar amounts below represent MidAmerican Energy's share in each jointly owned unit. Each participant has provided financing for its share of each unit. Operating Expenses on the Consolidated Statements of Income include MidAmerican Energy's share of the expenses of these units (dollars in millions).

                                  Nuclear                        Coal-fired
                                -----------    -----------------------------------------------
                                                         Council
                                Quad Cities    Neal      Bluffs      Neal     Ottumwa   Louisa
                                   Units       Unit       Unit       Unit      Unit      Unit
                                 No. 1 & 2     No. 3      No. 3      No. 4     No. 1     No. 1
                                -----------    -----     -------     -----    -------   ------
     In service date ........        1972       1975       1978       1979      1981      1983
     Utility plant in service      $  236       $148       $301       $174      $213      $540
     Accumulated depreciation      $  113       $ 99       $208       $117      $134      $322
     Unit capacity in
       megawatts (100%) .....       1,541        515        675        644       715       700
     Percent ownership ......        25.0%      72.0%      79.1%      40.6%     52.0%     88.0%

(3)  INVENTORIES:

     Inventories include the following amounts as of December 31 (in thousands):

                                                 2002       2001
                                                -------    -------
     Materials and supplies, at average cost    $30,265    $24,886
     Coal stocks, at average cost ..........     27,863     27,855
     Gas in storage, at LIFO cost ..........     27,405     27,609
     Fuel oil, at average cost .............      1,865      1,892
     Other .................................      1,094      1,097
                                                -------    -------
       Total ...............................    $88,492    $83,339
                                                =======    =======

     At December 31, 2002 prices, the current cost of gas in storage was $68.5 million.

(4)  COMMITMENTS AND CONTINGENCIES:

     (A)  MANUFACTURED GAS PLANT FACILITIES:

     The United States Environmental Protection Agency, or EPA, and the state environmental agencies have determined that contaminated wastes remaining at decommissioned manufactured gas plant facilities may pose a threat to the public health or the environment if such contaminants are in sufficient quantities and at such concentrations as to warrant remedial action.

     MidAmerican Energy has evaluated or is evaluating 27 properties that were, at one time, sites of gas manufacturing plants in which it may be a potentially responsible party. The purpose of these evaluations is to determine whether waste materials are present, whether the materials constitute an environmental or health risk, and whether MidAmerican Energy has any responsibility for remedial action. MidAmerican Energy is currently conducting field investigations at 21 sites, has conducted interim removal actions at 14 sites and has received regulatory closure on two sites. MidAmerican Energy is continuing to evaluate several of the sites to determine the future liability, if any, for conducting site investigations or other site activity.

     MidAmerican Energy estimates the range of possible costs for investigation, remediation and monitoring for the sites discussed above to be $16 million to $54 million. As of December 31, 2002, MidAmerican Energy has recorded a $17 million liability for these sites and a corresponding regulatory asset for future recovery through the regulatory process. MidAmerican Energy projects that these amounts will be paid or incurred over the next 4 years.

     The estimate of probable remediation costs is established on a site-specific basis. The costs are accumulated in a three-step process. First, a determination is made as to whether MidAmerican Energy has potential legal liability for the site and whether information exists to indicate that contaminated wastes remain at the site. If so, the costs of performing a preliminary investigation and the costs of removing known contaminated soil are accrued. As the investigation is performed and if it is determined remedial action is required, the best estimate of remedial costs is accrued. The estimated recorded liabilities for these properties include incremental direct costs of the remediation effort, costs for future monitoring at sites and costs of compensation to employees for time expected to be spent directly on the remediation effort. The estimated recorded liabilities for these properties are based upon preliminary data. Thus, actual costs could vary significantly from the estimates. The estimate could change materially based on facts and circumstances derived from site investigations, changes in required remedial action and changes in technology relating to remedial alternatives. Insurance recoveries have been received for some of the sites under investigation. Those recoveries are intended to be used principally for accelerated remediation, as specified by the IUB, and are recorded as a regulatory liability.

     Although the timing of potential incurred costs and recovery of such costs in rates may affect the results of operations in individual periods, management believes that the outcome of these issues will not have a material adverse effect on MidAmerican Energy's financial position or results of operations.

     (B)  AIR QUALITY:

     In July 1997, the EPA adopted revisions to the National Ambient Air Quality Standards for ozone and a new standard for fine particulate matter. Based on data to be obtained from monitors located throughout each state, the EPA will determine which states have areas that do not meet the air quality standards (i.e., areas that are classified as nonattainment). The standards were subjected to legal proceedings, and in February 2001, the United States Supreme Court upheld the constitutionality of the standards, though remanding the issue of implementation of the ozone standard to the EPA. As a result of a decision rendered by the United States Circuit Court of Appeals for the District of Columbia, the EPA is moving forward in implementation of the ozone and fine particulate standards and is analyzing existing monitored data to determine attainment status.

     The impact of the new standards on MidAmerican Energy is currently unknown. MidAmerican Energy's generating stations may be subject to emission reductions if the stations are located in nonattainment areas or contribute to nonattainment areas in other states. As part of state implementation plans to achieve attainment of the standards, MidAmerican Energy could be required to install control equipment on its generating stations or decrease the number of hours during which these stations operate.

     The ozone and fine particulate matter standards could, in whole or in part, be superceded by one of a number of multi-pollutant emission reduction proposals currently under consideration at the federal level. In July 2002, legislation was introduced in Congress to implement the Administration's "Clear Skies Initiative," calling for reduction in emissions of sulfur dioxide, nitrogen oxides and mercury through a cap-and-trade system. Reductions would begin in 2008 with additional emission reductions being phased in through 2018.

     While legislative action is necessary for the Clear Skies Initiative or other multi-pollutant emission reduction initiatives to become effective, MidAmerican Energy has implemented a planning process that forecasts the site-specific controls and actions required to meet emissions reductions of this nature. On April 1, 2002, in accordance with Iowa law passed in 2001, MidAmerican Energy filed with the IUB its first multi-year plan and budget for managing regulated emissions from its generating facilities in a cost-effective manner. MidAmerican Energy expects the IUB to rule on the prudence of the multi-year plan and budget in 2003.

     (C)  POWER PURCHASE CONTRACT:

     Effective August 1, 2002, MidAmerican Energy and the Nebraska Public Power District, or NPPD, restructured their power purchase contract for Cooper Nuclear Station. Under the terms of the restructured contract, NPPD is required to provide/deliver to MidAmerican Energy from August 1, 2002, through December 31, 2004, 380 megawatts of the accredited capacity of Cooper and a minimum of approximately 2.5 million megawatt-hours in each of the years 2003 and 2004. MidAmerican Energy is likewise required to purchase at the contract prices the capacity and minimum megawatt-hours delivered. MidAmerican Energy's minimum payments under the contract are $68.6 million and $63.8 million for 2003 and 2004, respectively. NPPD also paid MidAmerican Energy $39.1 million on August 1, 2002.

     In December 2000, MidAmerican Energy ceased contributing decommissioning funds to NPPD and maintained a separate fund for estimated Cooper decommissioning costs. Through July 31, 2002, MidAmerican Energy had accrued and retained $18.3 million in this separate fund. In conjunction with the power purchase contract restructuring, MidAmerican Energy is recognizing the $39.1 million cash payment and the $18.3 million previously accrued for decommissioning into income based on the estimated energy expected to be received for the remainder of the contract.

     Finally, both parties agreed to release each other from any and all claims, past or present, each might have under the power purchase contract prior to being restructured and have filed to dismiss the litigation that was pending in U.S. District Court.

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

     (D)  NUCLEAR DECOMMISSIONING COSTS:

     Expected decommissioning costs for Quad Cities Station have been developed based on a site-specific decommissioning study that includes decontamination, dismantling, site restoration, dry fuel storage cost and an assumed shutdown date. Quad Cities Station decommissioning costs are included in base rates in Iowa tariffs.

     MidAmerican Energy's share of expected decommissioning costs for Quad Cities Station, in 2002 dollars, is $266 million. MidAmerican Energy has established external trusts for the investment of funds for decommissioning the Quad Cities Station. The total accrued balance as of December 31, 2002, was $159.8 million and is included in Quad Cities Station Decommissioning on the Consolidated Balance Sheet. A like amount is reflected in Investments and Nonregulated Property, Net and represents the fair value of the assets held in the trusts.

     MidAmerican Energy's depreciation expense included costs for Quad Cities Station nuclear decommissioning of $8.3 million for each of the years 2002, 2001 and 2000. The provision charged to depreciation expense is equal to the funding that is being collected in Iowa rates. The decommissioning funding component of MidAmerican Energy's Iowa tariff assumes decommissioning costs, related to the Quad Cities Station, will escalate at an annual rate of 5.0% and the assumed annual return on funds in the trust is 6.9%. Income (loss), net of investment fees, on the assets in the trust fund was $(6.9) million, $(3.1) million and $3.2 million for 2002, 2001 and 2000, respectively.

     (E)  NUCLEAR INSURANCE:

     MidAmerican Energy maintains financial protection against catastrophic loss associated with its interest in Quad Cities Station through a combination of insurance purchased by Exelon Generation Company, LLC (the operator and joint owner of Quad Cities Station), insurance purchased directly by MidAmerican Energy, and the mandatory industry-wide loss funding mechanism afforded under the Price-Anderson Amendments Act of 1988. The general types of coverage are: nuclear liability, property coverage and nuclear worker liability.

     Exelon Generation purchases nuclear liability insurance for Quad Cities Station in the maximum available amount of $200 million. In accordance with the Price-Anderson Amendments Act of 1988, excess liability protection above that amount is provided by a mandatory industry-wide Secondary Financial Protection program under which the licensees of nuclear generating facilities could be assessed for liability incurred due to a serious nuclear incident at any commercial nuclear reactor in the United States. Currently, MidAmerican Energy's aggregate maximum potential share of an assessment for Quad Cities Station is approximately $44 million per incident, payable in installments not to exceed $5 million annually.

     The property insurance covers property damage, stabilization and decontamination of the facility, disposal of the decontaminated material and premature decommissioning arising out of a covered loss. For Quad Cities Station, Exelon Generation purchased primary and excess property insurance protection for the combined interests in Quad Cities Station, with coverage limits totaling $2.1 billion. MidAmerican Energy also directly purchased extra expense/business interruption coverage for its share of replacement power and/or other extra expenses in the event of a covered accidental outage at Quad Cities Station. The property and related coverages purchased directly by MidAmerican Energy and by Exelon Generation, which includes the interests of MidAmerican Energy, are underwritten by an industry mutual insurance company and contain provisions for retrospective premium assessments should two or more full policy-limit losses occur in one policy year. Currently, the maximum retrospective amounts that could be assessed against MidAmerican Energy from industry mutual policies for its obligations associated with Quad Cities Station total $6.3 million.

     The master nuclear worker liability coverage, which is purchased by Exelon Generation for Quad Cities Station, is an industry-wide guaranteed-cost policy with an aggregate limit of $200 million for the nuclear industry as a whole, which is in effect to cover tort claims in nuclear-related industries.

     The current Price-Anderson Act expired in August 2002. Its contingent financial obligations still apply to reactors licensed by the Nuclear Regulatory Commission as of its expiration date. It is anticipated that the Price-Anderson Act will be renewed with increased third party financial protection requirements for nuclear incidents.

     (F)  FUEL, ENERGY AND OPERATING LEASE COMMITMENTS:

     MidAmerican Energy has supply and related transportation contracts for its fossil fueled generating stations. The contracts, with expiration dates ranging from 2003 to 2007, require minimum payments of $76.4 million, $61.2 million, $43.6 million, $2.6 million and $2.6 million for the years 2003 through 2007, respectively. MidAmerican Energy expects to supplement these coal contracts with additional contracts and spot market purchases to fulfill its future fossil fuel needs.

     MidAmerican Energy has a contract with Cordova Energy Company, LLC, a subsidiary of MidAmerican Energy Holdings, to purchase electric capacity and energy from a gas-fired combined cycle generation plant. The minimum payments under the contract, which terminates in May 2004, are $24.7 million and $9.2 million for 2003 and 2004, respectively. The minimum payments are based on MidAmerican Energy's 50% of the projected monthly net capacity ratings of the plant.

     MidAmerican Energy also has contracts with non-affiliated companies to purchase electric capacity. The contracts, with expiration dates ranging from 2003 to 2028, require minimum payments of $40.2 million, $37.8 million, $2.9 million, $2.2 million and $2.2 million for the years 2003 through 2007, respectively, and $45.6 million for the total of the years thereafter.

     MidAmerican Energy has various natural gas supply and transportation contracts for its gas operations. The minimum commitments under these contracts are $51.9 million, $46.8 million, $37.2 million, $13.1 million and $10.2 million for the years 2003 through 2007, respectively, and $16.6 million for the total of the years thereafter.

     MidAmerican Energy has non-cancelable operating leases primarily for computer equipment, office space and rail cars. The minimum payments under these leases are $7.5 million, $5.0 million, $3.4 million, $2.1 million and $2.1 million for the years 2003 through 2007, respectively, and $0.8 million for the total of the years thereafter.

     (G)  OTHER COMMITMENTS AND CONTINGENCIES:

     MidAmerican Energy is involved in a number of other legal proceedings and claims. While management is unable to predict the ultimate outcome of these matters, it is not expected that their resolution will have a material adverse effect on the results of operations and financial condition.

(5)  LONG-TERM DEBT:

     MidAmerican Energy's sinking fund requirements and maturities of long-term debt for 2003 through 2007 are $106 million, $56 million, $91 million, $160 million and $1 million, respectively.

     MidAmerican Energy's Variable Rate Pollution Control Revenue Obligations bear interest at rates that are periodically established through remarketing of the bonds in the short-term tax-exempt market. MidAmerican Energy, at its option, may change the mode of interest calculation for these bonds by selecting from among several alternative floating or fixed rate modes. The interest rates shown in the Consolidated Statements of Capitalization are the weighted average interest rates as of December 31, 2002 and 2001. MidAmerican Energy maintains revolving credit facility agreements or renewable lines of credit to provide liquidity for holders of these issues.

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

(6)  SHORT-TERM BORROWING:

     Interim financing of working capital needs and the construction program may be obtained from the sale of commercial paper or short-term borrowing from banks. Information regarding short-term debt follows (dollars in thousands):

                                                             2002        2001
                                                           -------     -------

     Balance at year-end ..............................    $55,000     $89,350
     Weighted average interest rate on year-end balance        1.3%        1.9%
     Average daily amount outstanding during the year .    $ 8,934     $25,921
     Weighted average interest rate on average
       daily amount outstanding during the year .......        1.8%        4.7%

     MidAmerican Energy has authority from the FERC to issue through April 14, 2003, short-term debt in the form of commercial paper and bank notes aggregating $500 million. MidAmerican Energy has in place a $370.4 million revolving credit facility which supports its $250 million commercial paper program and its variable rate pollution control revenue obligations. The facility expires January 15, 2004. In addition, MidAmerican Energy has a $5.0 million line of credit, which expires July 1, 2003.

(7)  PREFERRED SECURITIES:

     On March 11, 2002, MidAmerican Energy redeemed all $100 million of its 7.98% MidAmerican-obligated preferred securities of subsidiary trust at 100% of the principal amount plus accrued interest.

     During 2002, MidAmerican Energy redeemed all $26.68 million of its $7.80 Series Preferred Shares. The first $13.32 million of preferred securities were redeemed at 100% of the principal amount plus accrued dividends, and the remaining $13.36 million was redeemed at 103.9% of the principal amount plus accrued dividends. A combined loss of $0.8 million, including the premium paid, on the redemptions is reflected in Preferred Dividends on the Consolidated Statement of Income.

     The total outstanding cumulative preferred securities of MidAmerican Energy not subject to mandatory redemption requirements may be redeemed at the option of MidAmerican Energy at prices which, in the aggregate, total $32.6 million. The aggregate total the holders of all preferred securities outstanding at December 31, 2002, are entitled to upon involuntary bankruptcy is $31.8 million plus accrued dividends. Annual dividend requirements for all preferred securities outstanding at December 31, 2002, total $1.3 million.

(8)  RISK MANAGEMENT AND ENERGY TRADING

     MidAmerican Energy is exposed to loss of net income, cash flows and asset values due to market risk, including changes in the market price of gas and electricity used in its regulated business, changes in the value of open positions in its nonregulated trading operations, variations in the severity of weather conditions from normal and changes in interest rates. See also Note (9) for a discussion of MidAmerican Energy's exposure to credit risk. To manage these exposures, MidAmerican Energy enters into various financial derivative instruments. Senior management provides the overall direction, structure, conduct and control of MidAmerican Energy's risk management activities, including the use of financial derivative instruments, authorization and communication of risk management policies and procedures, strategic hedging program guidelines, appropriate market and credit risk limits, and appropriate systems for recording, monitoring and reporting the results of transactional and risk management activities.

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

     MidAmerican Energy uses natural gas futures, options and over-the-counter agreements to mitigate a portion of the market risk retained by its regulated gas customers through the purchased gas adjustment clause. These financial derivative instruments are identified and recorded as hedge transactions. The net amounts exchanged or accrued under swap agreements and the realized gains or losses on futures and options contracts are included in the cost of gas sold and recovered in revenues from regulated gas customers.

     MidAmerican Energy also derives revenues from nonregulated sales of natural gas. Pricing provisions are individually negotiated with these customers and may include fixed prices, prices based on a daily or monthly market index or prices based on MidAmerican Energy's actual costs. MidAmerican Energy enters into natural gas futures, options and swap agreements to offset the financial impact of variations in natural gas commodity prices for physical delivery to nonregulated customers. These financial derivative activities are also recorded as hedge accounting transactions.

     MidAmerican Energy is exposed to variations in the price of fuel for generation and the price of purchased power in its Iowa jurisdiction, which comprises approximately 89% of 2002 electric operating revenues. Fuel price risk is mitigated through forward contracts. Under typical operating conditions, MidAmerican Energy has sufficient generation to supply its regulated retail electric needs. A loss of such generation at a time of high market prices could subject MidAmerican Energy to losses on its energy sales. MidAmerican Energy uses electricity forward contracts to hedge anticipated sales of excess wholesale electric power.

     Derivative instruments are used for two types of hedges. Hedges that offset the variability in earnings and cash flows related to firm commitments are referred to as fair value hedges. Gains and losses on fair value hedges are recognized in income as either nonregulated operating revenues; a cost of fuel, energy and capacity; or a cost of gas sold, depending upon the nature of the item being hedged. Purchase and sales commitments hedged by fair value hedges are recorded at fair value, with changes in their fair values recognized in income and substantially offsetting the impact of the hedges on earnings. For 2002, net pre-tax unrealized gains (losses) of $37,000 and $(167,000), representing the ineffectiveness of fair value hedges, are included in
Nonregulated Operating Revenues and Cost of Fuel, Energy and Capacity, respectively, on the Consolidated Statements of Income.

     Hedges that offset the variability in earnings and cash flows related to forecasted transactions are referred to as cash flow hedges. The effective portion of unrealized gains and losses on cash flow hedges is recorded in other comprehensive income, net of associated deferred income taxes. Any ineffective portion of unrealized gains and losses on cash flow hedges is recognized in income as nonregulated operating revenues; a cost of fuel, energy and capacity; or a cost of gas sold, depending upon the nature of the item being hedged. Only hedges that are highly effective in offsetting the risk of variability in future cash flows are accounted for in this manner. Forecasted transactions include purchases of gas for resale to regulated and nonregulated customers, purchases of gas for storage, and purchases and sales of wholesale electric energy. When the associated hedged forecasted transaction occurs or if a hedging relationship is no longer appropriate, the unrealized gains and losses are reversed from other comprehensive income and recognized in net income. Realized gains on cash flow hedges are recognized in income as either nonregulated operating revenues; a cost of fuel, energy and capacity; or a cost of gas sold, depending upon the nature of the physical transaction being hedged.

     For 2002, net pre-tax unrealized gains (losses) of $13,000, $537,000 and $(35,000), representing the ineffectiveness of cash flow hedges, are reflected in Nonregulated Operating Revenues; Cost of Fuel, Energy and Capacity; and Cost of Gas Sold, respectively, on the Consolidated Statements of Income. During the twelve months beginning January 1, 2003, it is anticipated that all of the after-tax, net unrealized gains on cash flow hedges presently recorded as accumulated other comprehensive income will be realized and recorded in earnings. MidAmerican Energy has hedged a portion of its exposure to the variability of cash flows for forecasted transactions through December 2003.

     At December 31, 2002,  MidAmerican Energy held derivative  instruments used
for  the  following   hedging  purposes  with  the  following  fair  values  (in thousands):

                                 Maturity in    Maturity in
     Type                           2003          2004-06        Total
     ----                        -----------    -----------     -------
     Regulated electric .....       $1,018        $   112        $1,130
     Regulated gas ..........        1,150             --         1,150
     Nonregulated gas .......        2,027            (41)        1,986
                                    ------        -------        ------
       Total.................       $4,195        $    71        $4,266
                                    ======        =======        ======

     A $5.00 per megawatt hour increase in the price of electricity would decrease the fair value of electric hedge instruments by $316,000. A $1.00 per million British thermal units increase in the price of natural gas would increase the fair value of gas hedge instruments by $2.3 million.

     Trading Risk -

     MidAmerican Energy uses natural gas and electricity derivative instruments and forward contracts for proprietary trading purposes under strict guidelines outlined by senior management. Derivative instruments held for trading purposes are recorded at fair value and any unrealized gains or losses are reported in earnings.

     MidAmerican Energy uses value at risk, or VaR calculations to measure and control its exposure to market risk sensitive instruments. VaR is an estimate of the potential loss on a portfolio over a specified holding period, based on normal market conditions and within a given statistical confidence interval. MidAmerican Energy calculates VaR separately for its electric and gas proprietary trading activities based on a variance-covariance method using historical prices to estimate volatilities and correlations, a one-day holding period and a 95% level of confidence. MidAmerican Energy initiated its nonregulated proprietary electric trading activities in early 2002. Accordingly, the following summary of MidAmerican Energy's trading VaR profile for 2001 includes only gas trading data.

                               VaR (in $millions)
                               2002         2001
                               ----         ----
     At December 31.........   $0.3         $0.2
     High during year.......    0.5          0.3
     Low during year........    0.1          -
     Average during year....    0.2          0.1

     The fair value of MidAmerican Energy's proprietary trading activities at December 31, 2002 and the periods in which unrealized gains and losses are expected to be realized are as follows (in thousands):

                                   Maturity in     Maturity in
     Type                             2003           2004-06       Total
     ----                          ------------    -----------    -------
     Exchange prices.............     $4,683          $  71       $4,754
     Prices actively quoted......     (4,259)          (159)      (4,418)
     Prices based on models......        207            (14)         193
                                      ------          -----       ------
       Total.....................     $  631          $(102)      $  529
                                      ======          =====       ======


     Weather Risk -

     MidAmerican Energy and its customers are exposed to the effect of variations in weather conditions on sales and purchases, respectively, of electricity and natural gas. MidAmerican Energy enters into degree day swaps to offset a portion of the financial impact of those variations on MidAmerican Energy and its customers for the winter heating season. Realized and unrealized gains and losses on these instruments are included in Regulated Gas Operating Revenues and Cost of Gas Sold on the Consolidated Statements of Income.

     Interest Rate Risk -

     At December 31, 2002, MidAmerican Energy had fixed-rate long-term debt totaling $936 million with a fair value of $996 million. These instruments are fixed-rate and therefore do not expose MidAmerican Energy to the risk of earnings loss due to changes in market interest rates. However, the fair value of these instruments would decrease by approximately $41 million if interest rates were to increase by 10% from their levels at December 31, 2002. In general, such a decrease in fair value would impact earnings and cash flows only if MidAmerican Energy were to reacquire all or a portion of these instruments prior to their maturity.

     At December 31, 2002, MidAmerican Energy had long-term floating rate obligations totaling $120 million and short-term floating rate obligations totaling $55 million which expose MidAmerican Energy to risk of increased interest expense in the event of increases in short-term interest rates. This market risk is not hedged. The carrying value of the long-term and short-term floating rate obligations at December 31, 2002, approximated fair value. If the floating interest rates were to increase by 10% from December 31, 2002, levels, MidAmerican Energy's interest expense for the floating rate obligations would increase by approximately $0.3 million annually based on December 31, 2002, principal balances.

(9)  CONCENTRATION OF CREDIT RISK:

     Regulated Utility Operations -

     MidAmerican Energy's regulated electric utility operations serve approximately 594,000 customers in Iowa, 84,000 customers in western Illinois and 3,000 customers in southeastern South Dakota. MidAmerican Energy's regulated gas utility operations serve 518,000 customers in Iowa, 65,000 customers in western Illinois, 73,000 customers in southeastern South Dakota and 4,000 customers in northeastern Nebraska. The largest communities served by MidAmerican Energy are the Iowa and Illinois Quad-Cities; Des Moines, Sioux City, Cedar Rapids, Waterloo, Iowa City and Council Bluffs, Iowa; and Sioux Falls, South Dakota. MidAmerican Energy's utility operations grant unsecured credit to customers, substantially all of whom are local businesses and residents. As of December 31, 2002, billed receivables from MidAmerican Energy's utility customers, totaled $130.0 million.

     Unregulated Retail Operations -

     MidAmerican Energy's unregulated retail operations provide energy services to approximately 4,700 gas and electric customers in Iowa, Illinois, and Ohio. In the ordinary course of business, MidAmerican Energy's unregulated retail operations grant unsecured credit to customers, substantially all of who are commercial, industrial, non-profit, or other business concerns. MidAmerican Energy analyzes each counterparty's financial condition prior to entering into any agreement to provide energy services. As of December 31, 2002, billed receivables from MidAmerican Energy's unregulated retail customers totaled $15.1 million. Billed receivables from any one customer did not exceed 4.0% of total billed receivables.

     Wholesale Operations -

     MidAmerican Energy extends unsecured credit to high volume industrial end-users, other utilities, energy marketers, and financial institutions in conjunction with wholesale energy marketing and trading activities. MidAmerican Energy analyzes the financial condition of each wholesale counterparty before entering into any transactions, establishes limits on the amount of unsecured credit to be extended to each counterparty, and evaluates the appropriateness of unsecured credit limits on an ongoing basis. Credit exposures relative to approved limits are monitored daily, with all exceptions to approved limits reported to senior management. MidAmerican Energy defines credit exposure as the potential loss in value in the event of non-payment or non-performance by a counterparty, which includes not only accounts receivable, but also the replacement, or mark-to-market value of contracts for future performance. MidAmerican Energy seeks to negotiate contractual arrangements with wholesale counterparties to provide for net settlement of monthly accounts receivable and accounts payable and net settlement of contracts for future performance in the event of default. Accounts payable are deducted from calculations of credit exposure for counterparties with whom such contractual arrangements exist. MidAmerican Energy also seeks to negotiate contractual arrangements that provide for the exchange of collateral in the event that credit exposure to a particular counterparty (1) exceeds a specified threshold or (2) in the event of a material adverse change in such counterparty's financial condition or downgrade in its credit ratings to below "investment grade" by a nationally recognized statistical rating organization such as Moody's or Standard & Poor's. MidAmerican Energy periodically requests and receives collateral, typically in the form of cash or letters of credit, from counterparties with credit exposure in excess of established limits. As of December 31, 2002, 86% of MidAmerican Energy's credit exposure, net of collateral, from wholesale operations was with counterparties having "investment grade" credit ratings and credit exposure to any single counterparty, net of collateral, did not exceed 10% of aggregate credit exposure, net of collateral, to all wholesale counterparties.

     MidAmerican Energy's credit exposure with respect to wholesale natural gas, electricity, and derivatives transactions is summarized below as of December 31, 2002 (dollars in thousands).

                                                          Credit        % of Credit
  Credit Rating Equivalent       Credit    Collateral   Exposure, Net   Exposure, Net
(Standard & Poor's / Moody's)   Exposure     Held       of Collateral   of Collateral
-----------------------------   --------   ----------   -------------   -------------

AA-/Aa3 and above.............  $ 6,190       $    -        $ 6,190          9.3%
A-/A3 to A+/A1................   25,828            -         25,828         39.0
BBB-/Baa3 to BBB+/Baa1........   25,093            -         25,093         37.8
BB+/Ba1 or lower..............    1,780           21          1,759          2.7
Unrated.......................    9,208        1,753          7,455         11.2
                                -------       ------        -------        -----
     Total credit exposure....  $68,099       $1,774        $66,325        100.0%
                                =======       ======        =======        =====

(10) RATE MATTERS:

     Under a settlement agreement approved by the IUB on December 21, 2001, MidAmerican Energy's Iowa retail electric rates in effect on December 31, 2000, are effectively frozen through December 31, 2005. In approving that settlement, the IUB specifically allows the filing of electric rate design and/or cost of service rate changes that are intended to keep overall company revenues unchanged, but could result in changes to individual tariffs. Under the 2001 settlement agreement, an amount equal to 50% of revenues associated with Iowa retail electric returns on equity between 12% and 14%, and 83.33% of revenues associated with Iowa retail electric returns on equity above 14%, in each year is recorded as a regulatory liability to be used to offset a portion of the cost to Iowa customers of future generating plant investments. An amount equal to the regulatory liability is recorded as a regulatory charge in depreciation and amortization expense when the liability is accrued. Interest expense is accrued on the portion of the regulatory liability related to prior years. Beginning in 2002, the liability is being relieved as it is credited against allowance for funds used during construction, or capitalized financing costs, associated with generating plant additions. As of December 31, 2002, the related regulatory liability reflected on the Consolidated Balance Sheet totaled $102.9 million.

     Illinois law provides for Illinois electric earnings above a computed level of return on common equity to be shared equally between customers and MidAmerican Energy. MidAmerican Energy's computed level of return on common equity is based on a rolling two-year average of the Monthly Treasury Long-Term Average Rate, as published by the Federal Reserve System, plus a premium of 8.5% for 2000 through 2004 and a premium of 12.5% for 2005 and 2006. The two-year average above which sharing must occur for 2002 was 14.03%. The law allows MidAmerican Energy to mitigate the sharing of earnings above the threshold return on common equity through accelerated recovery of electric assets.

     In March 2002, MidAmerican Energy made a filing with the IUB requesting an increase in rates for its Iowa retail natural gas customers. On June 12, 2002, the IUB granted an interim rate increase of approximately $13.8 million annually, effective immediately. On November 8, 2002, the IUB approved the proposed settlement agreement previously filed with it by MidAmerican Energy and the Office of Consumer Advocate. The settlement agreement provides for an increase in rates of $17.7 million annually for MidAmerican Energy's Iowa retail natural gas customers and effectively freezes such rates through November 2004. The new rates were implemented for usage beginning November 25, 2002.

(11) RETIREMENT PLANS:

     MidAmerican Energy has primarily noncontributory cash balance defined benefit pension plans covering substantially all employees of MidAmerican Energy Holdings and its domestic subsidiaries. Benefit obligations under the plans are based on participants' compensation, years of service and age at retirement. Funding is based upon the actuarially determined costs of the plans and the requirements of the Internal Revenue Code and the Employee Retirement Income Security Act. MidAmerican Energy has been allowed to recover accrued pension costs related to its employees in rates. MidAmerican Energy also maintains noncontributory, nonqualified supplemental executive retirement plans for active and retired participants.

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

                                                        Pension Cost                       Postretirement Cost
                                             ----------------------------------     ---------------------------------
                                               2002         2001         2000         2002         2001         2000
                                             --------     --------     --------     --------     --------     -------

Service cost ............................    $ 20,235     $ 18,114     $ 16,256     $  5,918     $  4,357     $ 2,609
Interest cost ...........................      34,177       33,027       35,387       12,688       10,418       8,354
Expected return on plan assets ..........     (38,213)     (36,326)     (48,132)      (4,440)      (4,032)     (4,931)
Amortization of net transition obligation      (2,591)      (2,591)      (2,591)       4,110        4,110       4,110
Amortization of prior service cost ......       2,729        2,729        2,885          425          425         425
Amortization of prior year (gain) loss ..      (2,482)      (3,894)      (4,119)       2,385          332        (873)
Regulatory expense ......................       6,639           --           --           --           --          --
                                             --------     --------     --------     --------     --------     -------
  Net periodic (benefit) cost ...........    $ 20,494     $ 11,059     $   (314)    $ 21,086     $ 15,610     $ 9,694
                                             ========     ========     ========     ========     ========     =======

     In 2002 and 2001, MidAmerican Energy was allocated pension cost of $12.4 million and $5.8 million, respectively. In 2000, MidAmerican Energy was allocated a $5.3 million pension credit. Postretirement cost allocated to MidAmerican Energy in 2002, 2001 and 2000 totaled $19.6 million, $14.6 million and $9.0 million, respectively. Amounts assigned to MidAmerican Energy affiliates are reimbursed currently in accordance with its intercompany affiliate services agreements.

     The qualified pension plan assets are in external trusts and are comprised of corporate equity securities, United States government debt, corporate bonds, and insurance contracts. The postretirement benefit plans assets are in external trusts and are comprised primarily of corporate equity securities, corporate bonds, money market investment accounts and municipal bonds.

     Although the supplemental executive retirement plan had no assets as of December 31, 2002, MidAmerican Energy has Rabbi trusts that hold corporate-owned life insurance and other investments to provide funding for the future cash requirements. Because this plan is nonqualified, the fair value of these assets is not included in the following table. The fair value of the Rabbi trust investments was $52.8 million and $50.4 million at December 31, 2002 and 2001, respectively.

     The projected benefit obligation and accumulated benefit obligation for the supplemental executive retirement plans were $103.4 million and $99.1 million, respectively, as of December 31, 2002, and $91.2 million and $88.2 million, respectively, as of December 31, 2001.

     The following table presents a reconciliation of the beginning and ending balances of the benefit obligation, fair value of plan assets and the funded status of the aforementioned plans to the net amounts recognized in the Consolidated Balance Sheets as of December 31 (dollars in thousands):

                                                             Pension Benefits        Postretirement Benefits
                                                         -----------------------     -----------------------
                                                            2002          2001          2002          2001
                                                         ---------     ---------     ---------     ---------
     Reconciliation of benefit obligation:
     Benefit obligation at beginning of year ........    $ 518,208     $ 472,349     $ 194,917     $ 131,822
     Service cost ...................................       20,235        18,114         5,918         4,357
     Interest cost ..................................       34,177        33,027        12,688        10,418
     Participant contributions ......................           --            --         3,656         3,059
     Plan amendments ................................           --           652            --            --
     Actuarial loss .................................       45,461        17,333        27,411        57,101
     Acquisition ....................................          520            --         2,205            --
     Benefits paid ..................................      (25,422)      (23,267)      (12,521)      (11,840)
                                                         ---------     ---------     ---------     ---------
     Benefit obligation at end of year ..............    $ 593,179     $ 518,208     $ 234,274     $ 194,917
                                                         ---------     ---------     ---------     ---------

     Reconciliation of the fair value of plan assets:
     Fair value of plan assets at beginning of year .    $ 515,890     $ 555,208     $  81,129     $  75,090
     Employer contributions .........................        4,681         4,576        21,887        16,022
     Participant contributions ......................           --            --         3,656         3,059
     Actual return on plan assets ...................      (27,376)      (20,627)       (4,662)       (1,202)
     Benefits paid ..................................      (25,422)      (23,267)      (12,522)      (11,840)
                                                         ---------     ---------     ---------     ---------
     Fair value of plan assets at end of year .......    $ 467,773     $ 515,890     $  89,488     $  81,129
                                                         ---------     ---------     ---------     ---------

     Funded status ..................................    $(125,406)    $  (2,318)    $(144,786)    $(113,788)
     Unrecognized net (gain) loss ...................       61,289       (52,244)       97,458        63,328
     Unrecognized prior service cost ................       20,156        22,885         3,838         4,264
     Unrecognized net transition obligation (asset) .       (3,383)       (5,974)       41,102        45,212
                                                         ---------     ---------     ---------     ---------
     Net amount recognized in the
       Consolidated Balance Sheets ..................    $ (47,344)    $ (37,651)    $  (2,388)    $    (984)
                                                         =========     =========     =========     =========

     Amounts recognized in the Consolidated
       Balance Sheets consist of:
     Prepaid benefit cost ...........................    $  11,305     $  15,381     $   1,493     $   1,493
     Accrued benefit liability ......................      (99,392)      (88,210)       (3,881)       (2,477)
     Intangible assets ..............................       20,082        22,796            --            --
     Accumulated other comprehensive income .........       20,661        12,382            --            --
                                                         ---------     ---------     ---------     ---------
     Net amount recognized ..........................    $ (47,344)    $ (37,651)    $  (2,388)    $    (984)
                                                         =========     =========     =========     =========

                                                     Pension and Postretirement
                                                            Assumptions
                                                     --------------------------
                                                       2002     2001     2000
                                                       ----     ----     ----
     Assumptions used were:
     Discount rate ............................        5.75%    6.50%    7.00%
     Rate of increase in compensation levels...        5.00%    5.00%    5.00%
     Weighted average expected long-term
       rate of return on assets ...............        7.00%    7.00%    9.00%

     For purposes of calculating the postretirement benefit obligation, it is assumed health care costs for covered individuals will increase by 9.75% in 2003 and that the rate of increase thereafter will decrease to an ultimate rate of 5.25% by the year 2007.

     If the assumed health care trend rates used to measure the expected cost of benefits covered by the plans were increased by 1.0%, the total service and interest cost for 2002 would increase by $4.1 million and the postretirement benefit obligation at December 31, 2002, would increase by $47.5 million. If the assumed health care trend rates were to decrease by 1.0%, the total service and interest cost for 2002 would decrease by $3.1 million and the postretirement benefit obligation at December 31, 2002, would decrease by $37.0 million.

     MidAmerican Energy sponsors defined contribution pension plans (401(k) plans) covering substantially all employees. MidAmerican Energy's contributions vary depending on the plan but are based primarily on each participant's level of contribution and cannot exceed the maximum allowable for tax purposes. Total contributions were $8.1 million, $7.2 million and $7.4 million for 2002, 2001 and 2000, respectively.

(12) SEGMENT INFORMATION:

     MidAmerican Energy has identified four reportable operating segments based principally on management structure. The generation segment derives most of its revenue from the sale of regulated wholesale electricity and nonregulated wholesale and retail natural gas. The energy delivery segment derives its revenue principally from the sale of regulated retail electricity and natural gas. The transmission segment obtains most of its revenue from the sale of transmission capacity. The marketing and sales segment receives its revenue principally from nonregulated retail sales of natural gas and electricity. Common operating costs, interest income, interest expense, income tax expense and equity in the net income or loss of investees are allocated to each segment.

     The energy delivery and transmission segments and substantially all of the generation segment are regulated as to rates, and other factors, related to services to external customers. For internal segment reporting purposes, MidAmerican Energy has developed transfer prices for services provided between the segments.

     MidAmerican   Energy's  external  revenues  by  product  and  services  are displayed on the Consolidated Statements of Income.

     The following tables provide information on an operating segment basis as of and for the years ended December 31 (in thousands):

                                                 2002            2001            2000
                                              -----------     -----------     -----------
SEGMENT PROFIT INFORMATION
--------------------------
Revenues:
  External revenues -
    Generation ...........................    $   415,921     $   516,915     $   444,109
    Energy delivery ......................      1,625,600       1,664,462       1,694,942
    Transmission .........................         20,721          22,852          17,276
    Marketing & sales ....................        173,917         163,020         115,505
                                              -----------     -----------     -----------
      Total ..............................      2,236,159       2,367,249       2,271,832
                                              -----------     -----------     -----------

  Intersegment revenues -
    Generation ...........................        651,342         606,164         588,862
    Energy delivery ......................             --              --              --
    Transmission .........................         55,207          55,086          58,220
    Marketing & sales ....................          2,404           2,727           2,564
                                              -----------     -----------     -----------
      Total ..............................        708,953         663,977         649,646

  Intersegment eliminations ..............       (708,953)       (663,977)       (649,646)
                                              -----------     -----------     -----------
    Consolidated .........................    $ 2,236,159     $ 2,367,249     $ 2,271,832
                                              ===========     ===========     ===========

Depreciation and amortization expense (a):
  Generation .............................    $   139,054     $   133,681     $    87,480
  Energy delivery ........................        117,893         106,496         101,295
  Transmission ...........................          8,972           8,900           8,663
  Marketing & sales ......................          2,527           2,022              --
                                              -----------     -----------     -----------
    Total ................................    $   268,446     $   251,099     $   197,438
                                              ===========     ===========     ===========

Interest and dividend income:
  Generation .............................    $     3,783     $     5,450     $     7,935
  Energy delivery ........................          4,468           6,727           6,695
  Transmission ...........................            530             822             855
  Marketing & sales ......................             51              70              14
                                              -----------     -----------     -----------
    Total ................................    $     8,832     $    13,069     $    15,499
                                              ===========     ===========     ===========

Fixed charges:
  Generation .............................    $    29,989     $    31,726     $    31,799
  Energy delivery ........................         40,737          42,654          44,395
  Transmission ...........................          4,892           5,401           5,630
  Marketing & sales ......................            366             363              14
                                              -----------     -----------     -----------
    Total ................................         75,984          80,144          81,838
  Preferred dividends ....................         (2,933)         (4,544)         (4,955)
                                              -----------     -----------     -----------
    Consolidated .........................    $    73,051     $    75,600     $    76,883
                                              ===========     ===========     ===========

                                             2002            2001            2000
                                          -----------     -----------     -----------
SEGMENT PROFIT INFORMATION (CONTINUED)
Income before income taxes:
  Generation .........................    $   150,040     $   142,637     $   120,993
  Energy delivery ....................        101,176          84,334         124,680
  Transmission .......................         40,403          39,514          32,470
  Marketing & sales ..................          1,499          (5,799)         (7,181)
                                          -----------     -----------     -----------
    Total ............................        293,118         260,686         270,962
  Preferred dividends ................          2,933           4,544           4,955
                                          -----------     -----------     -----------
    Consolidated .....................    $   296,051     $   265,230     $   275,917
                                          ===========     ===========     ===========

SEGMENT ASSET INFORMATION
Capital expenditures:
  Generation .........................    $   197,666     $    87,296     $    48,386
  Energy delivery ....................        151,178         159,302         120,919
  Transmission .......................          7,504           3,733          22,189
  Marketing & sales ..................          1,110           1,963          25,308
                                          -----------     -----------     -----------
    Total ............................    $   357,458     $   252,294     $   216,802
                                          ===========     ===========     ===========

Total assets:
  Generation .........................    $ 1,393,271     $ 1,282,677     $ 1,333,253
  Energy delivery ....................      2,224,238       2,107,598       2,226,445
  Transmission .......................        222,051         226,251         247,641
  Marketing & sales ..................         52,143          51,164         113,347
                                          -----------     -----------     -----------
    Total ............................      3,891,703       3,667,690       3,920,686
  Reclassifications and
    intersegment eliminations (b) ....        (79,824)        (89,798)        (97,120)
                                          -----------     -----------     -----------
    Consolidated .....................    $ 3,811,879     $ 3,577,892     $ 3,823,566
                                          ===========     ===========     ===========

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

(13) INCOME TAXES:

     MidAmerican Energy's income tax expense includes the following for the years ended December 31 (in thousands):

                                      2002          2001          2000
                                   ---------     ---------     ---------
     Current:
       Federal ................    $ 135,657     $ 111,674     $ 105,754
       State ..................       47,908        33,327        32,450
                                   ---------     ---------     ---------
                                     183,565       145,001       138,204
                                   ---------     ---------     ---------
     Deferred:
       Federal ................      (44,179)      (23,199)      (18,174)
       State ..................      (14,750)       (4,433)       (4,021)
                                   ---------     ---------     ---------
                                     (58,929)      (27,632)      (22,195)
                                   ---------     ---------     ---------

     Investment tax credit, net       (4,406)       (4,917)       (5,548)
                                   ---------     ---------     ---------
       Total ..................    $ 120,230     $ 112,452     $ 110,461
                                   =========     =========     =========

     Included in Deferred Income Taxes on the Consolidated Balance Sheets as of December 31 are deferred tax assets and deferred tax liabilities as follows (in thousands):

                                                          2002        2001
                                                        --------    --------
     Deferred tax assets related to:
       Investment tax credits ......................    $ 38,296    $ 41,275
       Pensions ....................................      32,004      27,955
       Nuclear reserves and decommissioning ........      28,411      17,898
       Revenue sharing .............................      46,428      24,769
       Accrued liabilities .........................       1,094       2,413
       Fuel cost recoveries ........................       9,558          --
       Other .......................................       3,190          10
                                                        --------    --------
                                                         158,981     114,320
                                                        --------    --------

     Deferred tax liabilities related to:
       Depreciable property ........................     418,809     412,773
       Income taxes recoverable through future rates     159,411     185,222
       Reacquired debt .............................       4,914       7,544
       Fuel cost recoveries ........................          --      20,272
       Other .......................................          --       2,487
                                                        --------    --------
                                                         583,134     628,298
                                                        --------    --------

     Net deferred income tax liability .............    $424,153    $513,978
                                                        ========    ========

     The following table is a reconciliation of the statutory federal income tax rate and the effective income tax rate indicated by the Consolidated Statements of Income for the years ended December 31:

                                                    2002     2001     2000
                                                    ----     ----     ----

     Statutory federal income tax rate .........     35%      35%      35%
     Amortization of investment tax credit .....     (1)      (2)      (2)
     State income tax, net of federal income
       tax benefit .............................      8        7        7
     Other .....................................     (1)       2       --
                                                    ---      ---      ---
     Effective federal and state income tax rate     41%      42%      40%
                                                    ===      ===      ===

(14) FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The following table presents the carrying amount and estimated fair value of certain financial instruments as of December 31 (in thousands):

                                                             2002                      2001
                                                  -------------------------    -------------------
                                                   Carrying        Fair        Carrying     Fair
                                                    Amount         Value        Amount      Value
                                                  -----------    ----------    --------    --------

Financial instruments issued
  by MidAmerican Energy:
  MidAmerican Energy preferred securities;
    subject to mandatory redemption ...........    $       --    $       --    $ 26,680    $ 27,747
  MidAmerican Energy-obligated preferred
    securities; subject to mandatory redemption            --            --     100,000      99,640
  Long-term debt, including current portion ...     1,053,418     1,113,366     820,594     843,930

     Investments in the Quad Cities Station decommissioning trust are reported at market value in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As of December 31, 2002, the total fair value of the investments was $159.8 million and the related total amortized cost was $143.0 million. As of December 31, 2001, the total fair value of the investments was $158.3 million and the related total amortized cost was $130.3 million. Refer to Notes (1)(f) and (4)(d) for further discussion of the Quad Cities Station decommissioning trust.

(15) NON-OPERATING OTHER INCOME AND EXPENSE:

     Non-Operating Income - Other Income and Other Expense, as shown on the Consolidated Statements of Income include the following for the years ended December 31 (in thousands):

                                                         2002       2001       2000
                                                       -------    -------    -------
Other income:
Allowance for equity funds used during construction    $ 8,621    $ 1,571    $    --
Corporate-owned life insurance income .............      1,333      5,258      9,299
Subservicer fee for sold receivables ..............      1,340      2,864      1,905
Gain on sale of assets ............................      1,164      1,387         --
Other .............................................      1,605      1,211        856
                                                       -------    -------    -------
  Total ...........................................    $14,063    $12,291    $12,060
                                                       =======    =======    =======

     Other Expense consisted principally of a discount on sold receivables totaling $6.4 million, $16.0 million and $10.2 million for the years ended December 31, 2002, 2001 and 2000, respectively.

(16) AFFILIATED COMPANY TRANSACTIONS:

     The companies identified as affiliates are MidAmerican Energy Holdings and its subsidiaries. The basis for these charges is provided for in service agreements between MidAmerican Energy and its affiliates.

     MHC incurred charges which are of general benefit to all of its subsidiaries. These costs were for administrative and general salaries and expenses, outside services, director fees, pension, deferred compensation, and retirement costs, some of which originated at MidAmerican Energy. MHC reimbursed MidAmerican Energy for charges originating at MidAmerican Energy in the amount of $0.5 million, $0.4 million and $1.9 million for 2002, 2001 and 2000, respectively. MidAmerican Energy, in turn, was allocated a share of costs from MHC totaling $0.9 million, $1.0 million and $(0.3) million for 2002, 2001 and 2000, respectively.

     MidAmerican Energy was also reimbursed for charges incurred on behalf of its affiliates. The majority of these reimbursed expenses was for employee wages and benefits, insurance, building rent, computer costs, administrative services, travel expense, and general and administrative expense; including treasury, legal, shareholder relations and accounting functions. The amount of such expenses was $34.5 million, $27.0 million and $25.8 million for 2002, 2001 and 2000, respectively.

     In 2001, MidAmerican Energy acquired a gas turbine equipment purchase contract from MidAmerican Energy Holdings for $22.0 million. MidAmerican Energy also reimbursed MidAmerican Energy Holdings in the amount of $10.4 million, $8.8 million and $9.5 million in 2002, 2001 and 2000, respectively, for its allocated share of corporate expenses.

     MidAmerican Energy leases unit trains from an affiliate for the transportation of coal to MidAmerican Energy's generating stations. Unit train costs, including maintenance, were approximately $0.1 million, $0.1 million and $0.4 million for 2002, 2001 and 2000, respectively. MidAmerican Energy purchased the remaining leased railcars from MidAmerican Rail, Inc. for $0.6 million in October 2002.

     MidAmerican Energy sold natural gas to AmGas, an affiliate, in the amount of $11.6 million and $32.0 million for 2001 and 2000, respectively. In 2000, MidAmerican Energy also purchased natural gas from AmGas. MidAmerican Energy's cost of gas related to these purchases was $1.3 million.

     MidAmerican Energy has an agreement with Cordova Energy Company, LLC, a subsidiary of MidAmerican Energy Holdings, to purchase electric capacity and energy from a gas-fired combined cycle generation plant which started commercial operation in June 2001. The agreement, which terminates in May 2004, provides for MidAmerican Energy to purchase up to 50% of the net capacity of the plant and to supply the fuel stock required to generate the energy purchased. MidAmerican Energy's payments for monthly capacity charges totaled $21.2 million for 2002 and $18.1 million for 2001.

     In August 2002, Northern Natural Gas Company, or NNG, became an affiliate of MidAmerican Energy when NNG was purchased by MidAmerican Energy Holdings. NNG has been and is one of MidAmerican Energy's suppliers of natural gas transportation capacity. MidAmerican Energy purchased $17.9 million of natural gas transportation capacity from NNG in August through December 2002.

     MidAmerican Energy had accounts receivable from affiliates of $9.4 million and $5.0 million as of December 31, 2002 and 2001, respectively, that are included in Receivables on the Consolidated

Balance Sheets. MidAmerican Energy also had accounts payable to affiliates of $2.8 million and $1.9 million as of December 31, 2002 and 2001, respectively, that are included in Accounts Payable on the Consolidated Balance Sheets.

(17) SALE OF ACCOUNTS RECEIVABLE:

     In 1997, MidAmerican Energy entered into a revolving agreement to sell all of its right, title and interest in the majority of its billed accounts receivable to MidAmerican Energy Funding Corporation, a special purpose entity established to purchase accounts receivable from MidAmerican Energy and sell them to outside investors. The agreement was structured as a true sale. Therefore, the accounts receivable sold are not reflected on MidAmerican Energy's or MidAmerican Funding's Consolidated Balance Sheet as of December 31, 2001. The agreement expired on October 29, 2002, and MidAmerican Energy did not extend or replace it.

(18) UNAUDITED QUARTERLY OPERATING RESULTS:

                                                       2002
                                  -----------------------------------------------
                                  1st Quarter 2nd Quarter 3rd Quarter 4th Quarter
                                  ----------- ----------- ----------- -----------
                                                  (In thousands)

Operating revenues ..............  $574,284    $492,688    $554,381    $614,806
Operating income ................    92,567      65,589     135,574      61,267
Income from continuing operations    43,384      29,251      70,510      32,676
Earnings on common stock ........    42,536      27,821      70,183      32,348


                                                      2001
                                  -----------------------------------------------
                                  1st Quarter 2nd Quarter 3rd Quarter 4th Quarter
                                  ----------- ----------- ----------- -----------
                                                  (In thousands)

Operating revenues ..............  $868,667    $520,561    $513,816    $464,205
Operating income ................   114,576      76,614     113,340      29,044
Income from continuing operations    55,789      32,636      56,564       7,789
Earnings on common stock ........    54,550      31,368      55,588       6,728

     Quarterly data reflect seasonal variations common in the utility industry. The increase in earnings for the fourth quarter of 2002 compared to 2001 was due to colder weather in the fourth quarter of 2002, greater earnings from wholesale sales of electricity, and a decrease in expenses related to Cooper Nuclear Station as a result of the restructuring of the related contract.

INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholder
MidAmerican Energy Company
Des Moines, Iowa

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of MidAmerican Energy Company and subsidiaries (Company) as of December 31, 2002 and 2001, and the related consolidated statements of income, comprehensive income, retained earnings, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MidAmerican Energy Company and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/  Deloitte & Touche LLP

Des Moines, Iowa
January 24, 2003

                            MIDAMERICAN FUNDING, LLC
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                                      YEARS ENDED DECEMBER 31,
                                              -----------------------------------------
                                                 2002           2001           2000
                                              -----------    -----------    -----------
OPERATING REVENUES
Regulated electric ........................   $ 1,353,431    $ 1,318,129    $ 1,212,411
Regulated gas .............................       695,799        869,132        929,555
Nonregulated ..............................       191,649        201,389        174,377
                                              -----------    -----------    -----------
                                                2,240,879      2,388,650      2,316,343
                                              -----------    -----------    -----------
OPERATING EXPENSES
Regulated:
  Cost of fuel, energy and capacity .......       346,685        275,904        245,926
  Cost of gas sold ........................       482,837        674,883        721,395
  Other operating expenses ................       394,436        445,192        414,643
  Maintenance .............................       135,487        138,343        127,077
  Depreciation and amortization ...........       266,983        250,315        193,092
  Property and other taxes ................        76,025         71,705         74,778
                                              -----------    -----------    -----------
                                                1,702,453      1,856,342      1,776,911
                                              -----------    -----------    -----------
Nonregulated:
  Cost of sales ...........................       159,391        170,541        144,616
  Other ...................................        29,047         61,682         67,256
                                              -----------    -----------    -----------
                                                  188,438        232,223        211,872
                                              -----------    -----------    -----------
  Total operating expenses ................     1,890,891      2,088,565      1,988,783
                                              -----------    -----------    -----------

OPERATING INCOME ..........................       349,988        300,085        327,560
                                              -----------    -----------    -----------
NON-OPERATING INCOME
Interest income ...........................        18,905         21,102         25,767
Dividend income ...........................           731          2,242          3,848
Marketable securities gains and losses, net        (5,094)        (1,124)        (3,958)
Other income ..............................        26,972         21,711         25,395
Other expense .............................       (31,273)       (18,737)       (14,496)
                                              -----------    -----------    -----------
                                                   10,241         25,194         36,556
                                              -----------    -----------    -----------
FIXED CHARGES
Interest on long-term debt ................       119,129        109,224        110,033
Other interest expense ....................         3,431          6,417         10,244
Preferred dividends of subsidiaries .......         4,507         12,524         12,935
Allowance for borrowed funds ..............        (3,336)        (1,661)        (1,273)
                                              -----------    -----------    -----------
                                                  123,731        126,504        131,939
                                              -----------    -----------    -----------

INCOME BEFORE INCOME TAXES ................       236,498        198,775        232,177
INCOME TAXES ..............................        99,782         95,688        105,393
                                              -----------    -----------    -----------

NET INCOME ................................   $   136,716    $   103,087    $   126,784
                                              ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                            MIDAMERICAN FUNDING, LLC
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                              YEARS ENDED DECEMBER 31,
                                                         -----------------------------------
                                                            2002         2001         2000
                                                         ---------    ---------    ---------

NET INCOME ...........................................   $ 136,716    $ 103,087    $ 126,784
                                                         ---------    ---------    ---------

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains (losses) on available-for-sale
  securities:
  Unrealized holding gains (losses) during period-
    Before income taxes ..............................      (9,512)      (5,315)       3,870
    Income tax (expense) benefit .....................       3,329        1,860       (1,355)
                                                         ---------    ---------    ---------
                                                            (6,183)      (3,455)       2,515
                                                         ---------    ---------    ---------
  Less reclassification adjustment for realized gains
    (losses) reflected in net income during period-
    Before income taxes ..............................      (4,735)      (2,410)      (3,958)
    Income tax benefit ...............................       1,657          844        1,385
                                                         ---------    ---------    ---------
                                                            (3,078)      (1,566)      (2,573)
                                                         ---------    ---------    ---------
      Net unrealized gains (losses) ..................      (3,105)      (1,889)       5,088
                                                         ---------    ---------    ---------

Unrealized gains (losses) on cash flow hedges:
  Unrealized gains (losses) during period-
    Before income taxes ..............................      (7,013)       7,690           --
    Income tax (expense) benefit .....................       2,915       (3,197)          --
                                                         ---------    ---------    ---------
                                                            (4,098)       4,493           --
                                                         ---------    ---------    ---------
   Less reclassification adjustment for realized gains
     (losses) reflected in net income during period-
     Before income taxes .............................      (2,277)       1,757           --
     Income tax (expense) benefit ....................         946         (731)          --
                                                         ---------    ---------    ---------
                                                            (1,331)       1,026           --
                                                         ---------    ---------    ---------
       Net unrealized gains (losses) .................      (2,767)       3,467           --
                                                         ---------    ---------    ---------

Minimum pension liability adjustment:
  Before income taxes ................................      (8,279)      (8,295)      (4,087)
  Income tax benefit .................................       3,442        3,448        1,699
                                                         ---------    ---------    ---------
    Net adjustment ...................................      (4,837)      (4,847)      (2,388)
                                                         ---------    ---------    ---------

  Other comprehensive income (loss) ..................     (10,709)      (3,269)       2,700
                                                         ---------    ---------    ---------

COMPREHENSIVE INCOME .................................   $ 126,007    $  99,818    $ 129,484
                                                         =========    =========    =========

   The accompanying notes are an integral part of these financial statements.

                            MIDAMERICAN FUNDING, LLC
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                             AS OF DECEMBER 31,
                                                                          -----------------------
                                                                             2002         2001
                                                                          ----------   ----------
ASSETS
UTILITY PLANT, NET
Electric ..............................................................   $4,731,002   $4,598,372
Gas ...................................................................      900,209      867,277
                                                                          ----------   ----------
                                                                           5,631,211    5,465,649
Less accumulated depreciation and amortization ........................    3,011,123    2,847,979
                                                                          ----------   ----------
                                                                           2,620,088    2,617,670
Construction work in progress .........................................      205,988       80,276
                                                                          ----------   ----------
                                                                           2,826,076    2,697,946
                                                                          ----------   ----------

POWER PURCHASE CONTRACT ...............................................           --       48,185
                                                                          ----------   ----------

CURRENT ASSETS
Cash and cash equivalents .............................................       28,915       20,270
Marketable securities, trading ........................................        4,939       20,743
Receivables, less reserves of $7,685 and $733, respectively ...........      321,698      167,969
Inventories ...........................................................       88,492       83,339
Prepaid taxes .........................................................           --       23,956
Other .................................................................       30,070       12,640
                                                                          ----------   ----------
                                                                             474,114      328,917
                                                                          ----------   ----------

INVESTMENTS AND NONREGULATED PROPERTY, NET ............................      333,382      519,680
EXCESS OF COST OVER FAIR VALUE OF ASSETS ACQUIRED, NET ................    1,275,143    1,279,143
REGULATORY ASSETS .....................................................      192,514      221,120
OTHER ASSETS ..........................................................       52,755       80,481
                                                                          ----------   ----------

TOTAL ASSETS ..........................................................   $5,153,984   $5,175,472
                                                                          ==========   ==========

CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Member's equity .......................................................   $1,867,119   $1,974,605
MidAmerican Energy preferred securities, not subject to
  mandatory redemption ................................................       31,759       31,759
Preferred securities, subject to mandatory redemption:
  MidAmerican Energy preferred securities .............................           --       26,680
  MidAmerican Energy-obligated preferred securities of subsidiary trust
    holding solely MidAmerican Energy junior subordinated debentures ..           --      100,000
Long-term debt, excluding current portion .............................    1,647,691    1,357,782
                                                                          ----------   ----------
                                                                           3,546,569    3,490,826
                                                                          ----------   ----------
CURRENT LIABILITIES
Notes payable .........................................................       55,000       91,780
Current portion of long-term debt .....................................      105,727      187,187
Current portion of power purchase contract ............................           --       17,398
Accounts payable ......................................................      242,733      185,528
Taxes accrued .........................................................       85,987       61,269
Interest accrued ......................................................       25,487       27,813
Other .................................................................       56,291       44,762
                                                                          ----------   ----------
                                                                             571,225      615,737
                                                                          ----------   ----------
OTHER LIABILITIES
Power purchase contract ...............................................           --        8,469
Deferred income taxes .................................................      461,862      564,334
Investment tax credit .................................................       56,886       61,292
Quad Cities Station decommissioning ...................................      159,757      158,349
Regulatory liabilities ................................................      118,011       62,378
Other .................................................................      239,674      214,087
                                                                          ----------   ----------
                                                                           1,036,190    1,068,909
                                                                          ----------   ----------

TOTAL CAPITALIZATION AND LIABILITIES ..................................   $5,153,984   $5,175,472
                                                                          ==========   ==========

   The accompanying notes are an integral part of these financial statements.

                            MIDAMERICAN FUNDING, LLC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   YEARS ENDED DECEMBER 31,
                                                             -----------------------------------
                                                                2002         2001         2000
                                                             ---------    ---------    ---------

NET CASH FLOWS FROM OPERATING ACTIVITIES
Net income ...............................................   $ 136,716    $ 103,087    $ 126,784
Adjustments to reconcile net income to net cash provided:
  Depreciation and amortization ..........................     269,412      286,590      230,140
  Deferred income taxes and investment tax credit, net ...     (74,561)     (32,543)     (18,547)
  Amortization of other assets and liabilities ...........      29,827       38,750       19,595
  Gain on sale of securities, assets and other investments      (3,840)      (1,358)      (2,124)
  Other-than-temporary declines in value of investments ..       4,363           --           --
  Loss from impairment of assets and investments .........      19,221           --           --
  Income on equity investments ...........................      (7,919)      (5,118)      (2,123)
  Net changes in accrued customer rate credits ...........          --      (21,531)       6,724
  Power purchase contract restructuring receipt ..........      39,100           --           --
  Cash inflow (outflow) of accounts receivable
    securitization .......................................     (44,000)     (26,000)      12,877
  Impact of changes in working capital ...................     (18,154)     120,780      (57,539)
  Other ..................................................      15,450       (1,702)     (11,528)
                                                             ---------    ---------    ---------
    Net cash provided by operating activities ............     365,615      460,955      304,259
                                                             ---------    ---------    ---------

NET CASH FLOWS FROM INVESTING ACTIVITIES
Utility construction expenditures ........................    (356,636)    (250,073)    (215,727)
Non-cash and accrued utility construction expenditures ...      25,349         (705)        (660)
Quad Cities Station decommissioning trust fund ...........      (8,299)      (8,299)      (8,302)
Nonregulated capital expenditures ........................      (1,558)      (2,541)      (3,229)
Purchase of assets and long-term investments .............      (1,500)      (2,274)      (6,345)
Purchase of available-for-sale securities ................          --           --      (52,937)
Proceeds from sale of available-for-sale securities ......       4,555           --       81,840
Proceeds from sale of assets and other investments .......      12,138          358       24,041
Note receivable from affiliate ...........................     151,888      (53,800)      24,477
Other investing activities, net ..........................       9,984        6,555        6,067
                                                             ---------    ---------    ---------
  Net cash used in investing activities ..................    (164,079)    (310,779)    (150,775)
                                                             ---------    ---------    ---------

NET CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid ....................................    (233,493)          --      (54,000)
Issuance of long-term debt, net of issuance costs ........     391,352      198,150      160,992
Retirement of long-term debt, including reacquisition cost    (187,290)    (324,933)    (134,293)
Reacquisition of preferred securities ....................    (126,680)     (23,320)          --
Net increase (decrease) in notes payable .................     (36,780)      10,179     (122,400)
                                                             ---------    ---------    ---------
  Net cash used in financing activities ..................    (192,891)    (139,924)    (149,701)
                                                             ---------    ---------    ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS ................       8,645       10,252        3,783
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .........      20,270       10,018        6,235
                                                             ---------    ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...............   $  28,915    $  20,270    $  10,018
                                                             =========    =========    =========

ADDITIONAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized ................   $ 116,185    $ 109,026    $ 116,747
                                                             =========    =========    =========
Income taxes paid ........................................   $ 124,002    $ 200,098    $ 117,593
                                                             =========    =========    =========

   The accompanying notes are an integral part of these financial statements.

                            MIDAMERICAN FUNDING, LLC
                    CONSOLIDATED STATEMENTS OF CAPITALIZATION
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                   AS OF DECEMBER 31,
                                                                         ---------------------------------------
                                                                                 2002                2001
                                                                         -----------------    ------------------
MEMBER'S EQUITY
Paid in capital.......................................................   $1,669,753           $1,669,753
Retained earnings.....................................................      208,671              305,448
Accumulated other comprehensive income (loss), net:
  Unrealized gain on securities......................................            67                3,172
  Unrealized gain on cash flow hedges................................           700                3,467
  Minimum pension liability adjustments..............................       (12,072)              (7,235)
                                                                        -----------           ----------
                                                                          1,867,119  52.6%     1,974,605  56.5%
                                                                        -----------  -----    ----------  -----
MIDAMERICAN ENERGY PREFERRED SECURITIES
  (100,000,000 SHARES AUTHORIZED)
Cumulative shares outstanding; not subject to mandatory redemption:
  $3.30 Series, 49,451 shares........................................         4,945                4,945
  $3.75 Series, 38,305 shares........................................         3,831                3,831
  $3.90 Series, 32,630 shares........................................         3,263                3,263
  $4.20 Series, 47,362 shares........................................         4,736                4,736
  $4.35 Series, 49,945 shares........................................         4,994                4,994
  $4.40 Series, 50,000 shares........................................         5,000                5,000
  $4.80 Series, 49,898 shares........................................         4,990                4,990
                                                                       ------------           ----------
                                                                             31,759   0.9%        31,759   0.9%
                                                                       ------------  ----     ----------  ----
Cumulative shares outstanding; subject to mandatory redemption:
  $7.80 Series, zero and 266,800 shares, respectively................             -               26,680
                                                                       ------------           ----------
                                                                                  -     -%        26,680   0.8%
                                                                       ------------  ----     ----------  ----
MIDAMERICAN ENERGY-OBLIGATED PREFERRED SECURITIES
MidAmerican Energy-obligated mandatorily redeemable cumulative preferred securities of subsidiary trust holding solely
  MidAmerican Energy junior subordinated debentures:
    7.98% Series, zero and 4,000,000 shares, respectively............             -     -%       100,000   2.9%
                                                                       ------------  ----      ---------  ----

LONG-TERM DEBT
MidAmerican Energy mortgage bonds:
  7.125% Series, due 2003............................................             -              100,000
  7.7% Series, due 2004..............................................        55,630               55,630
  7.0% Series, due 2005..............................................        90,500               90,500
  7.375% Series, due 2008............................................        75,000               75,000
  7.45% Series, due 2023.............................................         6,940                6,940
  6.95% Series, due 2025.............................................        12,500               12,500
MidAmerican Energy pollution control revenue obligations:
  5.75% Series, due periodically through 2003........................             -                4,320
  6.7% Series, due 2003..............................................             -                1,000
  6.1% Series, due 2007..............................................         1,000                1,000
  5.95% Series, due 2023 (secured by general mortgage bonds).........        29,030               29,030
  Variable rate series -
    Due 2016 and 2017, 1.64% and 1.77%, respectively................         37,600               37,600
    Due 2023 (secured by general mortgage bonds)
      1.64% and 1.77%, respectively................................          28,295               28,295
    Due 2023, 1.64% and 1.77%, respectively.........................          6,850                6,850
    Due 2024, 1.64% and 1.77%, respectively.........................         34,900               34,900
    Due 2025, 1.64% and 1.77%, respectively.........................         12,750               12,750


   The accompanying notes are an integral part of these financial statements.

                            MIDAMERICAN FUNDING, LLC
              CONSOLIDATED STATEMENTS OF CAPITALIZATION (CONTINUED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                     AS OF DECEMBER 31,
                                                                        ----------------------------------------
                                                                                 2002                2001
                                                                        -------------------    -----------------
LONG-TERM DEBT (CONTINUED)
MidAmerican Energy notes:
  6.375% Series, due 2006............................................   $  160,000             $  160,000
  6.75% Series, due 2031.............................................      400,000                      -
Obligation under capital lease.......................................        2,161                  1,364
Unamortized debt premium and discount, net...........................       (5,465)                  (939)
                                                                        ----------             ----------
    Total utility....................................................      947,691   26.7%        656,740   18.8%
                                                                        ----------  ------     ----------  ------

MidAmerican Funding parent debt:
  6.339% Senior Secured Notes Due 2009...............................      175,000                175,000
  6.75% Senior Secured Notes Due 2011................................      200,000                200,000
  6.927% Senior Secured Notes Due 2029...............................      325,000                325,000
  Other..............................................................            -                  1,042
                                                                        ----------             ----------
    Total MidAmerican Funding parent.................................      700,000   19.8%        701,042   20.1%
                                                                        ----------  ------     ----------  ------
                                                                         1,647,691   46.5%      1,357,782   38.9%
                                                                        ----------  ------     ----------  ------

TOTAL CAPITALIZATION.................................................   $3,546,569  100.0%     $3,490,826  100.0%
                                                                        ==========  ======     ==========  ======


                            MIDAMERICAN FUNDING, LLC
                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                 (IN THOUSANDS)

                                                                            YEARS ENDED DECEMBER 31,
                                                                   ------------------------------------------
                                                                       2002           2001            2000
                                                                   -----------     -----------    -----------

BEGINNING OF PERIOD.............................................      $305,448        $202,361       $129,577

NET INCOME......................................................       136,716         103,087        126,784

DEDUCT DIVIDENDS DECLARED.......................................       233,493               -         54,000
                                                                      --------        --------       --------

END OF PERIOD...................................................      $208,671        $305,448       $202,361
                                                                      ========        ========       ========

   The accompanying notes are an integral part of these financial statements.

                            MIDAMERICAN FUNDING, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      INDEX

                                                             Page
                                                             ----

(1)      Summary of Significant Accounting Policies ......     99

(2)      Jointly Owned Utility Plant......................    103

(3)      Inventories......................................    103

(4)      Commitments and Contingencies....................    103

(5)      Long-term Debt...................................    103

(6)      Short-term Borrowing.............................    105

(7)      Preferred Securities.............................    105

(8)      Risk Management and Energy Trading...............    105

(9)      Concentration of Credit Risk.....................    106

(10)     Rate Matters.....................................    106

(11)     Retirement Plans.................................    106

(12)     Segment Information..............................    107

(13)     Income Taxes.....................................    110

(14)     Fair Value of Financial Instruments..............    111

(15)     Non-Operating Other Income and Expense...........    113

(16)     Affiliated Company Transactions..................    114

(17)     Sale of Accounts Receivable......................    115

(18)     Unaudited Quarterly Operating Results............    115

                            MIDAMERICAN FUNDING, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     (A)  COMPANY STRUCTURE:

     MidAmerican Funding, LLC is an Iowa limited liability company with MidAmerican Energy Holdings Company as its sole member. MidAmerican Funding's direct wholly owned subsidiary is MHC Inc., which constitutes substantially all of MidAmerican Funding's assets, liabilities and business activities except those related to MidAmerican Funding's long-term debt securities. MHC, MidAmerican Funding and MidAmerican Energy Holdings are exempt public utility holding companies headquartered in Des Moines, Iowa. MHC's principal subsidiary is MidAmerican Energy Company, a public utility with electric and natural gas operations. Other direct wholly owned subsidiaries of MHC are MidAmerican Capital Company, Midwest Capital Group, Inc., MidAmerican Services Company and MEC Construction Services Co.

     The current corporate structure is the result of a merger transaction completed on March 12, 1999, involving MHC (formerly MidAmerican Energy Holdings Company) and CalEnergy Company, Inc. CalEnergy, was reincorporated as an Iowa corporation and changed its name to MidAmerican Energy Holdings Company. As a result, MHC and all direct and indirect subsidiaries of MHC each became a subsidiary of MidAmerican Funding.

     (B)  CONSOLIDATION POLICY AND PREPARATION OF FINANCIAL STATEMENTS:

     The accompanying Consolidated Financial Statements include MidAmerican Funding and its subsidiaries. All significant intercompany transactions have been eliminated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Certain classification of amounts for 2002 are different than that of prior years. Accordingly, historical amounts have been reclassified.

     (C)  REGULATION:

     Refer to Note (1)(c) of MidAmerican Energy's Notes to Consolidated Financial Statements.

     (D)  REVENUE RECOGNITION:

     Refer to Note (1)(d) of MidAmerican Energy's Notes to Consolidated Financial Statements.

     (E)  DEPRECIATION AND AMORTIZATION:

     Refer to Note (1)(e) of MidAmerican Energy's Notes to Consolidated Financial Statements.

     (F)  INVESTMENTS AND NONREGULATED PROPERTY, NET:

     Investments and Nonregulated Property, Net includes the following amounts as of December 31 (in thousands):

                                                            2002        2001
                                                          --------    --------

     Nuclear decommissioning trust fund ..............    $159,757    $158,349
     Notes with parent ...............................          --     151,888
     Rabbi trusts ....................................      94,026      89,610
     Equipment leases ................................      32,625      46,432
     Special-purpose funds ...........................       7,272      22,740
     Coal transportation property, net of accumulated
       depreciation of $1,705 and $3,910, respectively 10,215 10,655 Energy projects, net of accumulated depreciation
       of zero and $497, respectively ................      11,162       9,625
     Communications ..................................          --       7,431
     Real estate, net of accumulated depreciation of
       $477 and $501, respectively ...................       5,244       5,584
     Marketable securities ...........................         258         594
     Other, net of accumulated depreciation of
       $1,499 and $1,194, respectively ...............      12,823      16,772
                                                          --------    --------
        Total ........................................    $333,382    $519,680
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

     MidAmerican Funding's notes with its parent consist of a note between a subsidiary of MHC and MidAmerican Energy Holdings carrying interest of 5.75% annually and a $100 million revolving credit arrangement between MHC and MidAmerican Energy Holdings carrying interest at the 30-day LIBOR rate plus 25 basis points. Outstanding balances are unsecured and due on demand.

     The investment in Rabbi trusts represents the cash value of life insurance policies on certain key executives and the fair value of other related investments. The Rabbi trusts were established to administer various nonqualified executive and director compensation plans, and investments in each trust are restricted for use in meeting the costs and obligations of the trust and related compensation plans.

     Marketable securities consist generally of preferred and common stocks held by MidAmerican Capital. Investments in marketable securities classified as available-for-sale are reported at fair value (see Note (14)) with net unrealized gains and losses reported as a net of tax amount in Member's Equity until realized. An other-than-temporary decline in the value of a marketable security is recognized through a write-down of the investment to earnings.

     Equipment leases, which are accounted for as leveraged leases and held by MidAmerican Capital, are comprised primarily of equity financing provided for five commercial passenger aircraft leased to major domestic airlines and a seven percent undivided interest in an electric generating station, which is leased to a utility located in Arizona. MidAmerican Capital's initial equity investment in the aircraft represented 20% - 34% of the purchase price; the remaining amount was furnished by third-party non-recourse lenders. MidAmerican Capital has also invested in safe harbor lease transactions involving ferryboats leased to entities engaged in providing recreational boat tours. The investments are exposed to the credit risk of the lessees. The carrying pre-tax values as of December 31 (in thousands) and the years of termination for the equipment leases are as follows:

                                                              Year of
                                        2002       2001     Termination
                                      -------    -------    -----------

    Aircraft.......................   $23,321    $36,948    2008/2009
    Electric generation station....     8,811      8,929       2015
    Safe harbor....................       493        555    periodically
                                                            through 2015
                                      -------    -------
      Total........................   $32,625    $46,432
                                      =======    =======

     Energy projects consist of investments in solar electric generating facilities, a hydroelectric development company, energy marketing assets and a gas-fired cogeneration plant. The investments are supported by long-term sales contracts to electric utilities primarily based on market price.

     Investment in real estate is comprised primarily of a 1,920 acre planned residential and commercial development community located in the southeast corner of South Dakota. As of December 31, 2002, 37.9% of the development available for sale had been sold.

     (G)  CONSOLIDATED STATEMENTS OF CASH FLOWS:

     MidAmerican Funding considers all cash and highly liquid debt instruments purchased with a remaining maturity of three months or less to be cash and cash equivalents for purposes of the Consolidated Statements of Cash Flows.

     Net cash provided (used) from changes in working capital for the years ended December 31 was as follows (in thousands):

                                           2002          2001          2000
                                         ---------     ---------     ---------

     Marketable securities, trading .    $  15,804     $  30,794     $      --
     Receivables, net ...............     (109,729)      315,397      (254,882)
     Inventories ....................       (5,153)      (14,209)       13,693
     Prepaid taxes ..................       23,956        (1,067)           --
     Other current assets ...........      (17,430)        1,578        (1,917)
     Accounts payable ...............       40,477      (148,371)      170,920
     Taxes accrued ..................       24,718       (70,109)       20,786
     Interest accrued ...............       (2,326)         (142)       (1,600)
     Other current liabilities ......       11,529         6,909        (4,539)
                                         ---------     ---------     ---------
       Total ........................    $ (18,154)    $ 120,780     $ (57,539)
                                         =========     =========     =========

     (H)  ACCOUNTING FOR POWER PURCHASE CONTRACT:

     Refer to Note (1)(h) of MidAmerican Energy's Notes to Consolidated Financial Statements.

     (I)  ACCOUNTING FOR DERIVATIVES:

     Refer to Note (1)(i) of MidAmerican Energy's Notes to Consolidated Financial Statements.

     (J)  NEW ACCOUNTING PRONOUNCEMENTS:

     Refer to Note (1)(j) of MidAmerican Energy's Notes to Consolidated Financial Statements.

     (K)  EXCESS OF COST OVER FAIR VALUE OF ASSETS ACQUIRED, NET:

     On January 1, 2002, MidAmerican Funding adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which dictates the accounting for acquired goodwill and other intangible assets. SFAS No. 142 requires that amortization of goodwill and indefinite-lived intangible assets be discontinued and that entities disclose net income for prior periods adjusted to exclude such amortization and related income tax effects, as well as a reconciliation from the originally reported net income to the adjusted net income. MidAmerican Funding's related amortization consisted solely of goodwill amortization, which had no income tax effect. Amortization expense was included in Nonregulated Operating Expenses - Other in the Consolidated Statements of Income. Following is a reconciliation of net income as originally reported to adjusted net income for the years ended December 31 (in thousands):

                                           2002       2001        2000
                                         --------   --------   --------
     Net income as originally reported   $136,716   $103,087   $126,784
     Goodwill amortization ...........         --     34,415     35,406
                                         --------   --------   --------
     Net income as adjusted ..........   $136,716   $137,502   $162,190
                                         ========   ========   ========

     Based on MidAmerican  Funding's  initial  goodwill  impairment test and the subsequent  annual  impairment  test  completed  as  of  October  31,  2002,  no impairment was indicated for goodwill. In the fourth quarter of 2002, MidAmerican Funding adjusted goodwill for a change in related deferred income taxes due to resolution of tax issues existing at the time of purchase. The following table shows the change in the carrying amount of goodwill by reportable segment for the year ended December 31, 2002 (in thousands):

                                             Energy      Trans-    Marketing
                               Generation   Delivery     mission    & Sales       Total
                               ----------   ---------    -------   ---------    ----------
Balance at January 1, 2002 .    $927,819    $267,152     $84,172    $     --    $1,279,143
Income tax adjustment ......          --      (4,000)         --          --        (4,000)
                                --------    --------     -------    --------    ----------
Balance at December 31, 2002    $927,819    $263,152     $84,172    $     --    $1,275,143
                                ========    ========     =======    ========    ==========

(2)  JOINTLY OWNED UTILITY PLANT:

     Refer to Note (2) of MidAmerican Energy's Notes to Consolidated Financial Statements.

(3)  INVENTORIES:

     Refer to Note (3) of MidAmerican Energy's Notes to Consolidated Financial Statements.

(4)  COMMITMENTS AND CONTINGENCIES:

     (A)  MANUFACTURED GAS PLANT FACILITIES:

          Refer to Note (4)(a) of MidAmerican Energy's Notes to Consolidated Financial Statements.

     (B)  AIR QUALITY:

          Refer to Note (4)(b) of MidAmerican Energy's Notes to Consolidated Financial Statements.

     (C)  LONG-TERM POWER PURCHASE CONTRACT:

          Refer to Note (4)(c) of MidAmerican Energy's Notes to Consolidated Financial Statements.

     (D)  NUCLEAR DECOMMISSIONING COSTS:

          Refer to Note (4)(d) of MidAmerican Energy's Notes to Consolidated Financial Statements.

     (E)  NUCLEAR INSURANCE:

          Refer to Note (4)(e) of MidAmerican Energy's Notes to Consolidated Financial Statements.

     (F)  FUEL, ENERGY AND OPERATING LEASE COMMITMENTS:

          Refer to Note (4)(f) of MidAmerican Energy's Notes to Consolidated Financial Statements.

     (G)  OTHER COMMITMENTS AND CONTINGENCIES:

     MidAmerican Capital has issued a letter of credit totaling $6.0 million in conjunction with an energy project investment, $0.1 million of which was drawn as of December 31, 2002. The letter of credit is reflected in Other Liabilities-Other on MidAmerican Funding`s Consolidated Balance Sheets.

     MidAmerican Funding is involved in a number of other legal proceedings and claims. While management is unable to predict the ultimate outcome of these matters, it is not expected that their resolution will have a material adverse effect on the results of operations and financial condition.

(5)  LONG-TERM DEBT:

     MidAmerican Funding's sinking fund requirements and maturities of long-term debt for 2003 through 2007 are $106 million, $56 million, $91 million, $160 million and $1 million, respectively.

     MidAmerican Energy's Variable Rate Pollution Control Revenue Obligations bear interest at rates that are periodically established through remarketing of the bonds in the short-term tax-exempt market.

MidAmerican Energy, at its option, may change the mode of interest calculation for these bonds by selecting from among several alternative floating or fixed rate modes. The interest rate shown in the Consolidated Statements of Capitalization is the weighted average interest rate as of December 31, 2002 and 2001. MidAmerican Energy maintains revolving credit facility agreements or renewable lines of credit to provide liquidity for holders of these issues.

     MidAmerican Funding parent company long-term debt is secured by a pledge of the common stock of MHC. The notes and bonds:

     o    are the direct senior secured obligations of MidAmerican Funding;
     o rank on an equal basis with all of MidAmerican Funding's other existing and future senior obligations;
     o rank senior to all of MidAmerican Funding's existing and future subordinated indebtedness; and
     o effectively rank junior to all indebtedness and other liabilities, including preferred stock, of the direct and indirect subsidiaries of MidAmerican Funding, to the extent of the assets of these subsidiaries.

     MidAmerican Funding may redeem any series of the notes and bonds in whole or in part at any time at a redemption price equal to the sum of:

     o    the greater of the following:
          (1)  100% of the principal amount of the series being redeemed, and
          (2) the sum of the present values of the remaining scheduled payments of principal and interest on the series of being redeemed, discounted to the date of redemption on a semiannual basis at the treasury yield plus (x) 15 basis points in the case of the 2009 notes (y) 20 basis points in the case of the 2011 notes , or (z) 25 basis points in the case of the 2029 Bonds, plus
     o accrued and unpaid interest on the securities being redeemed to the date of redemption.

     MidAmerican Funding uses distributions that it receives from its subsidiaries to make payments on the Notes and Bonds. These subsidiaries must make payments on their own indebtedness before making distributions to MidAmerican Funding. The distributions are also subject to utility regulatory restrictions agreed to by MidAmerican Energy in March 1999 whereby it committed to the Iowa Utilities Board to use commercially reasonable efforts to maintain an investment grade rating on its long-term debt and to maintain its common equity level above 42% of total capitalization unless circumstances beyond its control result in the common equity level decreasing to below 39% of total capitalization. MidAmerican Funding must seek the approval of the IUB of a reasonable utility capital structure if MidAmerican Energy's common equity level decreases below 42% of total capitalization, unless the decrease is beyond the control of MidAmerican Funding. MidAmerican Funding is also required to seek the approval of the IUB if MidAmerican Energy's equity level decreases to below 39%, even if the decrease is due to circumstances beyond the control of MidAmerican Funding.

     Each of MidAmerican Funding's direct or indirect subsidiaries is organized as a legal entity separate and apart from MidAmerican Funding and its other subsidiaries. It should not be assumed that any asset of any subsidiary of MidAmerican Funding will be available to satisfy the obligations of MidAmerican Funding or any of its other subsidiaries; provided, however, that unrestricted cash or other assets which are available for distribution may, subject to applicable law and the terms of financing arrangements of such parties, be advanced, loaned, paid as dividends or otherwise distributed or contributed to MidAmerican Funding, one of its subsidiaries or affiliates thereof. Substantially all of the former Iowa-Illinois Gas and Electric Company, a predecessor company, utility property and franchises, and substantially all of the former Midwest Power Systems Inc., a predecessor company, electric utility property in Iowa, or approximately 80% of MidAmerican Energy's gross utility plant, is pledged to secure mortgage bonds.

(6)  SHORT-TERM BORROWING:

     Interim financing of working capital needs and the construction program may be obtained from the sale of commercial paper or short-term borrowing from banks. Information regarding short-term debt follows (dollars in thousands):

                                                             2002        2001
                                                           -------     -------


     Balance at year-end ..............................    $55,000     $91,780
     Weighted average interest rate on year-end balance        1.3%        1.9%
     Average daily amount outstanding during the year .    $ 9,068     $26,299
     Weighted average interest rate on average daily
       amount outstanding during the year .............        1.8%        4.7%


     MidAmerican Energy has authority from the FERC to issue through April 14, 2003, short-term debt in the form of commercial paper and bank notes aggregating $500 million. MidAmerican Energy has in place a $370.4 million revolving credit facility expiring January 15, 2004, which supports its $250 million commercial paper program and its variable rate pollution control revenue obligations. In addition, MidAmerican Energy has a $5.0 million line of credit, which expires July 1, 2003. As of December 31, 2002, commercial paper and bank notes totaled $55.0 million for MidAmerican Energy. MHC has a $4.0 million line of credit, expiring July 1, 2003, under which zero was outstanding at December 31, 2002. MidAmerican Capital has a $6.1 million line of credit expiring July 1, 2003, to support a $6.0 million letter of credit provided to an energy project in which it has invested. A liability is reflected on MidAmerican Funding's Consolidated Balance Sheets for the letter of credit.

(7)  PREFERRED SECURITIES:

     Refer to Note (7) of MidAmerican Energy's Notes to Consolidated Financial Statements.

(8)  RISK MANAGEMENT AND ENERGY TRADING

     MidAmerican Funding is exposed to loss of net income, cash flows and asset values due to market risk, including changes in the market price of gas and electricity used in its regulated business, changes in the value of open positions in its nonregulated trading operations, variations in the severity of weather conditions from normal and changes in interest rates. See also Note (9) for a discussion of MidAmerican Funding's exposure to credit risk. To manage these exposures, MidAmerican Funding enters into various financial derivative instruments. Senior management provides the overall direction, structure, conduct and control of MidAmerican Funding's risk management activities, including the use of financial derivative instruments, authorization and communication of risk management policies and procedures, strategic hedging program guidelines, appropriate market and credit risk limits, and appropriate systems for recording, monitoring and reporting the results of transactional and risk management activities.

     Refer to Note (8) of MidAmerican Energy's Notes to Consolidated Financial Statements for a discussion of MidAmerican Funding's commodity price, energy trading and weather risks.

     Interest Rate Risk -

     At December 31, 2002, MidAmerican Funding had fixed-rate long-term debt totaling $1.6 billion with a fair value of $1.7 billion. These instruments are fixed-rate and therefore do not expose MidAmerican Funding to the risk of earnings loss due to changes in market interest rates. However, the fair value of these instruments would decrease by approximately $78 million if interest rates were to increase by 10% from their levels at December 31, 2002. In general, such a decrease in fair value would impact earnings and cash flows only if MidAmerican Funding were to reacquire all or a portion of these instruments prior to their maturity.

     At December 31, 2002, MidAmerican Funding had long-term floating rate obligations totaling $120 million and short-term floating rate obligations totaling $55 million which expose MidAmerican Funding to risk of increased interest expense in the event of increases in short-term interest rates. This market risk is not hedged. The carrying value of the long-term and short-term floating rate obligations at December 31, 2002, approximated fair value. If the floating interest rates were to increase by 10% from December 31, 2002, levels, MidAmerican Funding's interest expense for the floating rate obligations would increase by approximately $0.3 million annually based on December 31, 2002, principal balances.

(9)  CONCENTRATION OF CREDIT RISK:

     Refer to Note (9) of MidAmerican  Energy's Notes to Consolidated  Financial
Statements  for  information   regarding   concentration   of  credit  risk  for
MidAmerican Energy.

     As disclosed in Note (1)(f), MidAmerican Capital has provided equity capital for five commercial aircraft leased to major domestic airlines. As of December 31, 2002, the net receivables under these agreements totaled $23.3 million.

(10) RATE MATTERS:

     Refer to Note (10) of MidAmerican Energy's Notes to Consolidated Financial Statements.

(11) RETIREMENT PLANS:

     MidAmerican Funding has primarily noncontributory cash balance defined benefit pension plans covering substantially all employees of MidAmerican Energy Holdings and its domestic subsidiaries. Benefit obligations under the plans are based on participants' compensation, years of service and age at retirement. Funding is based upon the actuarially determined costs of the plans and the requirements of the Internal Revenue Code and the Employee Retirement Income Security Act. MidAmerican Energy has been allowed to recover pension costs related to its employees in rates. MidAmerican Funding also maintains noncontributory, nonqualified supplemental executive retirement plans for active and retired participants.

     MidAmerican Funding currently provides certain postretirement health care and life insurance benefits for retired employees of MidAmerican Energy Holdings and its domestic subsidiaries. Under the plans, substantially all of MidAmerican Funding's employees may become eligible for these benefits if they reach retirement age while working for MidAmerican Funding. However, MidAmerican Funding retains the right to change these benefits anytime at its discretion. MidAmerican Funding expenses postretirement benefit costs on an accrual basis and includes provisions for these costs in rates.

     Refer to Note (11) of MidAmerican Energy's Notes to Consolidated Financial Statements for additional information regarding MidAmerican Funding's pension, supplemental retirement and postretirement benefit plans.

     MidAmerican Funding allocated pension and postretirement costs to its parent and other affiliates in each of the years ended December 31, as follows (in millions):

                                    2002     2001     2000
                                    ----     ----     ----
     Pension costs..............    $8.1     $5.2     $5.0
     Postretirement costs.......     1.5      1.0      0.7

(12) SEGMENT INFORMATION:

     MidAmerican Funding has identified four reportable operating segments based principally on management structure. The generation segment derives most of its revenue from the sale of regulated wholesale electricity and nonregulated wholesale and retail natural gas. The energy delivery segment derives its revenue principally from the sale of regulated retail electricity and natural gas. The transmission segment obtains most of its revenue from the sale of transmission capacity. The marketing and sales segment receives its revenue principally from nonregulated retail sales of natural gas and electricity. Common operating costs, interest income, interest expense, income tax expense and equity in the net income or loss of investees are allocated to each segment.

     The energy delivery and transmission segments and substantially all of the generation segment are regulated as to rates, and other factors, related to services to external customers. For internal segment reporting purposes, MidAmerican Energy has developed transfer prices for services provided between the segments.

     MidAmerican Funding's external revenues by product and services are displayed on the Consolidated Statements of Income.

     The following tables provide information on an operating segment basis as of and for the years ended December 31 (in thousands):

                                                    2002            2001            2000
                                                 -----------     -----------     -----------
SEGMENT PROFIT INFORMATION
--------------------------

Revenues:
  External revenues -
    Generation ..............................    $   415,921     $   516,915     $   444,109
    Energy delivery .........................      1,625,600       1,664,462       1,694,942
    Transmission ............................         20,721          22,852          17,276
    Marketing & sales .......................        173,917         163,020         115,505
    Other (a) ...............................          4,720          21,401          44,511
                                                 -----------     -----------     -----------
      Total .................................      2,240,879       2,388,650       2,316,343
                                                 -----------     -----------     -----------

  Intersegment revenues -
    Generation ..............................        651,342         606,164         588,862
    Energy delivery .........................             --              --              --
    Transmission ............................         55,207          55,086          58,220
    Marketing & sales .......................          2,404           2,727           2,564
    Other (a) ...............................             --             122           1,701
                                                 -----------     -----------     -----------
      Total .................................        708,953         664,099         651,347

  Intersegment eliminations .................       (708,953)       (664,099)       (651,347)
                                                 -----------     -----------     -----------
    Consolidated ............................    $ 2,240,879     $ 2,388,650     $ 2,316,343
                                                 ===========     ===========     ===========

Depreciation and amortization expense(b):
  Generation ................................    $   139,054     $   133,681     $    87,480
  Energy delivery ...........................        117,893         106,496         101,295
  Transmission ..............................          8,972           8,900           8,663
  Marketing & sales .........................          2,527           2,022              --
  Other (a) .................................            966          35,491          32,702
                                                 -----------     -----------     -----------
    Total ...................................    $   269,412     $   286,590     $   230,140
                                                 ===========     ===========     ===========

Interest income:
  Generation ................................    $     3,783     $     5,450     $     7,935
  Energy delivery ...........................          4,468           6,727           6,695
  Transmission ..............................            530             822             855
  Marketing & sales .........................             51              70              14
  Other (a) .................................         11,552          13,140          14,305
                                                 -----------     -----------     -----------
    Total ...................................         20,384          26,209          29,804
  Intersegment eliminations .................         (1,479)         (5,107)         (4,037)
                                                 -----------     -----------     -----------
    Consolidated ............................    $    18,905     $    21,102     $    25,767
                                                 ===========     ===========     ===========

Fixed charges:
  Generation ................................    $    29,989     $    31,726     $    31,799
  Energy delivery ...........................         40,737          42,654          44,395
  Transmission ..............................          4,892           5,401           5,630
  Marketing & sales .........................            366             363              14
  Other (a) .................................         49,226          51,467          54,138
                                                 -----------     -----------     -----------
    Total ...................................        125,210         131,611         135,976
  Intersegment eliminations .................         (1,479)         (5,107)         (4,037)
                                                 -----------     -----------     -----------
    Consolidated ............................    $   123,731     $   126,504     $   131,939
                                                 ===========     ===========     ===========



                                                    2002            2001            2000
                                                 -----------     -----------     -----------
SEGMENT PROFIT INFORMATION (CONTINUED)
--------------------------------------
Income before income taxes:
  Generation ................................    $   150,040     $   142,637     $   120,993
  Energy delivery ...........................        101,176          84,334         124,680
  Transmission ..............................         40,403          39,514          32,470
  Marketing & sales .........................          1,499          (5,799)         (7,181)
  Other (a) .................................        (56,620)        (61,911)        (38,785)
                                                 -----------     -----------     -----------
    Total ...................................    $   236,498     $   198,775     $   232,177
                                                 ===========     ===========     ===========

SEGMENT ASSET INFORMATION

Capital expenditures:
  Generation ................................    $   197,666     $    87,296     $    48,370
  Energy delivery ...........................        151,178         159,302         120,919
  Transmission ..............................          7,504           3,733          22,189
  Marketing & sales .........................          1,110           1,963          25,324
  Other (a) .................................            736             320           2,154
                                                 -----------     -----------     -----------
    Total ...................................    $   358,194     $   252,614     $   218,956
                                                 ===========     ===========     ===========

Total assets (c):
  Generation ................................    $ 2,321,090     $ 2,210,569     $ 2,286,035
  Energy delivery ...........................      2,487,390       2,374,771       2,312,881
  Transmission ..............................        306,223         310,429         521,981
  Marketing & sales .........................         52,143          51,164         113,347
  Other (a) .................................        179,141         506,331         428,287
                                                 -----------     -----------     -----------
    Total ...................................      5,345,987       5,453,264       5,662,531
  Reclassifications and
    intersegment eliminations (d) ...........       (192,003)       (277,792)       (239,522)
                                                 -----------     -----------     -----------
  Consolidated ..............................    $ 5,153,984     $ 5,175,472     $ 5,423,009
                                                 ===========     ===========     ===========

     (a) Other includes the combined amounts for all segments that do not meet the requirements for being a reportable segment. It includes MidAmerican Capital, Midwest Capital, MidAmerican Services, MEC Construction and amounts of the parent companies.

     (b) Depreciation and amortization expense above includes depreciation related to nonregulated operations and, for 2001 and 2000, goodwill amortization, which are included in Nonregulated Operating Expenses - Other on the Consolidated Statements of Income.

     (c) Total assets by operating segment reflect the assignment of goodwill to applicable reporting units in accordance with SFAS No. 142.

     (d) Reclassifications and intersegment eliminations relate principally to the reclassification of income tax balances in accordance with generally accepted accounting principles and the elimination of intersegment accounts receivables and payables.

(13) INCOME TAXES:

     MidAmerican Funding's income tax expense includes the following for the years ended December 31 (in thousands):

                                      2002          2001          2000
                                   ---------     ---------     ---------

     Current:
       Federal ................    $ 129,922     $  99,662     $  97,205
       State ..................       44,421        28,569        26,735
                                   ---------     ---------     ---------
                                     174,343       128,231       123,940
                                   ---------     ---------     ---------
     Deferred:
       Federal ................      (54,193)      (23,373)      (12,358)
       State ..................      (15,962)       (4,253)         (641)
                                   ---------     ---------     ---------
                                     (70,155)      (27,626)      (12,999)

     Investment tax credit, net       (4,406)       (4,917)       (5,548)
                                   ---------     ---------     ---------
       Total ..................    $  99,782     $  95,688     $ 105,393
                                   =========     =========     =========

     Included in Deferred Income Taxes in the Consolidated Balance Sheets as of December 31 are deferred tax assets and deferred tax liabilities as follows (in thousands):

                                                          2002        2001
                                                        --------    --------
     Deferred tax assets related to:
       Investment tax credits ......................    $ 38,296    $ 41,275
       Unrealized losses, net ......................         718         151
       Pensions ....................................      31,985      27,936
       Nuclear reserves and decommissioning ........      28,411      17,898
       Revenue sharing .............................      46,428      24,769
       Accrued liabilities .........................       1,094       2,413
       Fuel cost recoveries ........................       9,558          --
       Other .......................................       6,859       1,749
                                                        --------    --------
                                                         163,349     116,191
                                                        --------    --------

     Deferred tax liabilities related to:
       Depreciable property ........................     460,886     465,141
       Income taxes recoverable through future rates     159,411     185,222
       Reacquired debt .............................       4,914       7,544
       Fuel cost recoveries ........................          --      20,272
       Other .......................................          --       2,346
                                                        --------    --------
                                                         625,211     680,525
                                                        --------    --------

     Net deferred income tax liability .............    $461,862    $564,334
                                                        ========    ========

     The following table is a reconciliation of the statutory federal income tax rate and the effective income tax rate indicated by the Consolidated Statements of Income for the years ended December 31:

                                                      2002      2001     2000
                                                      ----      ----     ----

Statutory federal income tax rate .................    35%       35%      35%
Amortization of investment tax credit .............    (2)       (2)      (2)
State income tax, net of federal income tax benefit     8         8        7
Dividends received deduction ......................    --        --       (1)
Goodwill amortization .............................    --         6        5
Other .............................................     1         1        1
                                                      ----      ----     ----
Effective Federal and state income tax rate .......    42%       48%      45%
                                                      ====      ====     ====

(14) FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The following table presents the carrying amount and estimated fair value of the named financial instruments as of December 31 (in thousands):

                                                            2002                        2001
                                                  ------------------------    ------------------------
                                                   Carrying       Fair         Carrying       Fair
                                                    Amount        Value         Amount        Value
                                                  ----------    ----------    ----------    ----------

     Financial instruments owned:
     Equity investments carried at cost ......    $    6,072    $    9,288    $   14,967    $   21,360

     Financial instruments issued:
     MidAmerican Energy preferred securities;
       subject to mandatory redemption .......            --            --        26,680        27,747
     MidAmerican Energy-obligated preferred
       securities; subject to mandatory
       redemption ............................            --            --       100,000        99,640
     Long-term debt, including current portion     1,753,418     1,849,314     1,544,969     1,536,223

     Substantially all of MidAmerican Funding's investments in debt and equity securities as of December 31, 2002 and 2001, relate to its Quad Cities Station decommissioning trust. Refer to Note (14) in MidAmerican Energy's Notes to Consolidated Financial Statements for additional information. The amortized cost, gross unrealized gain and losses and estimated fair value of investments in debt and equity securities at December 31 are as follows (in thousands):

                                                       2002
                                   --------------------------------------------
                                   Amortized  Unrealized  Unrealized    Fair
                                     Cost        Gains      Losses      Value
                                   ---------  ----------  ----------   --------

     Available for sale:
       Equity securities ........   $ 56,265    $16,373    $(1,313)    $ 71,325
       Municipal bonds ..........     30,915        918       (263)      31,570
       U.S. Government securities     18,511        183       (119)      18,575
       Corporate securities .....     24,752      1,135        (60)      25,827
       Cash equivalents .........     12,718         --         --       12,718
                                    --------    -------    -------     --------
         Total ..................   $143,161    $18,609    $(1,755)    $160,015
                                    ========    =======    =======     ========
     Held-to-maturity:
       Debt securities ..........   $  2,070    $    --    $    --     $  2,070
                                    ========    =======    =======     ========

                                                      2001
                                   --------------------------------------------
                                   Amortized  Unrealized  Unrealized   Fair
                                      Cost      Gains       Losses     Value
                                   ---------  ----------  ----------   --------

     Available-for-sale:
       Equity securities .........  $ 53,663    $24,444    $(3,144)    $ 74,963
       Municipal bonds ...........    27,842      1,315        (92)      29,065
       U. S. Government securities    26,725      1,910        (19)      28,616
       Corporate securities ......    18,394        808        (23)      19,179
       Cash equivalents ..........     7,120         --         --        7,120
                                    --------    -------    -------     --------
         Total ...................  $133,744    $28,477    $(3,278)    $158,943
                                    ========    =======    =======     ========
     Held-to-maturity:
       Debt securities ...........  $  2,074    $    --    $    --     $  2,074
                                    ========    =======    =======     ========

     At December 31, 2002, the debt securities held by MidAmerican Funding had the following maturities (in thousands):

                                Available For Sale    Held To Maturity
                                -------------------  ------------------
                                Amortized    Fair    Amortized   Fair
                                  Cost       Value     Cost      Value
                                ---------   -------  ---------  -------

     Within 1 year ..........    $ 7,224    $ 7,384    $2,070    $2,070
     1 through 5 years ......     25,143     25,994        --        --
     5 through 10 years .....     14,190     14,574        --        --
     Over 10 years ..........     27,621     28,020        --        --

     The proceeds and gross realized gains and losses on the disposition of available-for-sale and held-to-maturity investments for the years ended December 31 are shown in the following table (in thousands). Realized gains and losses are determined by specific identification.

                                   2002         2001         2000
                                 --------     --------     --------

     Proceeds from sales.......  $151,394      $68,333     $116,119
     Gross realized gains......     7,099        2,676        8,024
     Gross realized losses.....    (7,792)      (7,314)     (13,141)

     On January 1, 2001, MidAmerican Capital's portfolio of preferred stock investments was transferred from the available-for-sale category to the trading category, as permitted by SFAS No. 133. For trading securities held at December 31, 2002, unrealized gains and losses reflected in the Consolidated Statement of Income totaled a net gain of $0.1 million for the year ended December 31, 2002. Earnings for the year ended December 31, 2001, include gross gains of $3.4 million and gross losses of $5.8 million as a result of the transfer in January 2001. Unrealized gains and losses on trading securities held at December 31, 2001, including the effect of the transfer of those securities to the trading category, totaled a net loss of $1.6 million for the year ended December 31, 2001.

(15) NON-OPERATING OTHER INCOME AND EXPENSE:

     Non-Operating Income - Other Income and Other Expense as shown on the Consolidated Statements of Income include the following for the years ended December 31 (in thousands):

                                                       2002      2001      2000
                                                     -------   -------   -------
Other income:
Allowance for equity funds used during
  construction ...................................   $ 8,621   $ 1,571   $    --
Income from equity method investments ............     7,919     5,118     2,123
Gain on sale of assets, net ......................     4,212     1,358     6,355
Subservicer fee for sold receivables .............     1,340     2,864     1,905
Corporate-owned life insurance income ............     1,330     5,265     9,351
Gross-up of contributions for construction .......       969       885       993
Energy project distribution ......................       408       857        --
Special purpose fund income ......................       358     1,783     1,253
Other ............................................     1,815     2,010     3,415
                                                     -------   -------   -------
     Total .......................................   $26,972   $21,711   $25,395
                                                     =======   =======   =======

Other expense:
Discount on sold receivables .....................   $ 6,397   $16,010   $10,212
Write down of impaired airplane leases ...........    12,634        --        --
Write down of an equity method investment ........     5,118        --        --
Write down of special purpose funds ..............     1,468        --        --
Write off interest receivable related to a special
  purpose fund ...................................     2,718        --        --
Other - primarily items not recoverable from
  MidAmerican Energy's regulated utility customers     2,938     2,727     4,284
                                                     -------   -------   -------
     Total .......................................   $31,273   $18,737   $14,496
                                                     =======   =======   =======

     The impairment of airplane leases was the result of the financial decline of United Air Lines, Inc. Fair values for the leases were determined as a result of lease restructuring negotiations and by obtaining values for similar planes in the market at the time.

(16) AFFILIATED COMPANY TRANSACTIONS:

     The companies identified as affiliates are MidAmerican Energy Holdings and its subsidiaries. The basis for these charges is provided for in service agreements between MidAmerican Funding and its affiliates. MidAmerican Funding reimbursed MidAmerican Energy Holdings in the amount of $10.4 million, $13.8 million and $9.5 million in 2002, 2001 and 2000, respectively, for its allocated share of corporate expenses. In 2001, MidAmerican Energy acquired a gas turbine equipment purchase contract from MidAmerican Energy Holdings for $22.0 million.

     MidAmerican Funding was reimbursed for charges incurred on behalf of its affiliates. The majority of these reimbursed expenses was for allocated employee wages and benefits, insurance, computer costs, administrative services, travel expenses and general and administrative expenses: including treasury, legal and accounting functions. The amount of such expenses was $29.8 million, $20.1 million and $21.1 million for 2002, 2001 and 2000, respectively.

     MidAmerican Energy has an agreement with Cordova Energy Company, LLC, a subsidiary of MidAmerican Energy Holdings, to purchase electric capacity and energy from a gas-fired combined cycle generation plant which started commercial operational in June 2001. The agreement, which terminates in May 2004, provides for MidAmerican Energy to purchase up to 50% of the net capacity of the plant and to supply the fuel stock required to generate the energy purchased. MidAmerican Energy's payment for monthly capacity charges totaled $21.2 million for 2002 and $18.1 million for 2001.

     In August 2002, Northern Natural Gas Company, or NNG, became an affiliate of MidAmerican Energy when NNG was purchased by MidAmerican Energy Holdings. NNG has been and is one of MidAmerican Energy's suppliers of natural gas. MidAmerican Energy purchased $17.9 million of natural gas from NNG in August through December 2002.

     As of December 31, 2001, MidAmerican Funding had notes receivable from MidAmerican Energy Holdings totaling $151.9 million included in Investments and Nonregulated Property, Net on the Consolidated Balance Sheets. Additionally, MidAmerican Funding had accounts receivable from affiliates of $8.8 million and $49.2 million as of December 31, 2002 and 2001, respectively, included in Receivables on the Consolidated Balance Sheets. MidAmerican Funding also had accounts payable to affiliates of $2.7 million and $6.9 million as of December 31, 2002 and 2001, respectively, which is included in Accounts Payable on the Consolidated Balance Sheets.

(17) SALE OF ACCOUNTS RECEIVABLE:

     Refer to Note (17) of MidAmerican Energy's Notes to Consolidated Financial Statements.

(18) UNAUDITED QUARTERLY OPERATING RESULTS:

                                                  2002
                          -----------------------------------------------------
                          1st Quarter   2nd Quarter   3rd Quarter   4th Quarter
                          -----------   -----------   -----------   -----------
                                              (In thousands)

Operating revenues ....     $575,035      $493,856      $556,284      $615,704
Operating income ......       91,379        64,817       133,803        59,989
Net income ............       38,428        22,705        63,547        12,036

                                                  2001
                          -----------------------------------------------------
                          1st Quarter   2nd Quarter   3rd Quarter   4th Quarter
                          -----------   -----------   -----------   -----------
Operating revenues.....     $878,997      $525,180      $515,681      $468,792
Operating income.......      104,425        68,674       103,389        23,597
Net income.............       39,312        21,754        41,403           618

     Quarterly data reflect seasonal variations common in the utility industry. The increase in earnings for the fourth quarter of 2002 compared to 2001 was due to colder weather in the fourth quarter of 2002, greater earnings from wholesale sales of electricity, and a decrease in expenses related to Cooper Nuclear Station as a result of the restructuring of the related contract. These increases were partially offset by write-downs of impaired airplane leases and an interest receivable related to a special purpose fund.

INDEPENDENT AUDITORS' REPORT


Board of Managers and Member
MidAmerican Funding, LLC
Des Moines, Iowa

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of MidAmerican Funding, LLC and subsidiaries
(Company) as of December 31, 2002 and 2001, and the related consolidated statements of income, comprehensive income, retained earnings, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MidAmerican Funding, LLC and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note (1)(k) to the consolidated financial statements, in 2002 the Company changed its accounting policy for goodwill and other intangible assets.



/s/  Deloitte & Touche LLP

Des Moines, Iowa
January 24, 2003

                                                                  SCHEDULE II


                           MIDAMERICAN ENERGY COMPANY
                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2002
                                 (IN THOUSANDS)


   Column A                       Column B    Column C    Column D      Column E

                                 Balance at   Additions                 Balance
                                 Beginning     Charged                  at End
         Description               of Year    to Income   Deductions    of Year
         -----------             ----------   ---------   ----------    --------

Reserves Deducted From Assets
  To Which They Apply:

  Reserve for uncollectible
  accounts receivable:

    Year ended 2002 ...........    $    627    $  8,982    $ (1,994)    $  7,615
                                   ========    ========    ========     ========

    Year ended 2001 ...........    $    102    $ 15,266    $(14,741)    $    627
                                   ========    ========    ========     ========

    Year ended 2000 ...........    $     --    $  8,498    $ (8,396)    $    102
                                   ========    ========    ========     ========


Reserves Not Deducted From Assets (1):

    Year ended 2002 ...........    $  7,802    $  2,798    $ (2,402)    $  8,198
                                   ========    ========    ========     ========

    Year ended 2001 ...........    $  8,146    $  2,766    $ (3,110)    $  7,802
                                   ========    ========    ========     ========

    Year ended 2000 ...........    $  8,051    $  3,316    $ (3,221)    $  8,146
                                   ========    ========    ========     ========



(1) Reserves not deducted from assets include estimated liabilities for losses retained by MidAmerican Energy for workers compensation, public liability and property damage claims.

                                                                SCHEDULE II


                            MIDAMERICAN FUNDING, LLC
                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2002
                                 (IN THOUSANDS)


   Column A                       Column B    Column C    Column D     Column E

                                 Balance at   Additions                 Balance
                                 Beginning     Charged                  at End
         Description              of Year     to Income   Deductions    of Year
         -----------             ----------   ---------   ----------   --------

Reserves Deducted From Assets
  To Which They Apply:

   Reserve for uncollectible
   accounts receivable:

     Year ended 2002 ..........    $    733    $  8,946    $ (1,994)    $  7,685
                                   ========    ========    ========     ========

     Year ended 2001 ..........    $    300    $ 15,314    $(14,881)    $    733
                                   ========    ========    ========     ========

     Year ended 2000 ..........    $    469    $  8,514    $ (8,683)    $    300
                                   ========    ========    ========     ========





Reserves Not Deducted From Assets (1):

     Year ended 2002 ..........    $  8,770    $  2,798    $ (2,402)    $  9,166
                                   ========    ========    ========     ========

     Year ended 2001 ..........    $  9,867    $  2,612    $ (3,709)    $  8,770
                                   ========    ========    ========     ========

     Year ended 2000 ..........    $  8,982    $  4,079    $ (3,194)    $  9,867
                                   ========    ========    ========     ========



     (1) Reserves not deducted from assets include estimated liabilities for losses retained by MHC for workers compensation, public liability and property damage claims.

                                   SIGNATURES

MIDAMERICAN ENERGY

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MIDAMERICAN ENERGY COMPANY
                                   --------------------------
                                           Registrant


Date: March 25, 2003               By  /s/ Jack L. Alexander
                                     -------------------------------
                                          (Jack L. Alexander)
                                           Senior Vice President

                                   By  /s/ Todd M. Raba
                                     -------------------------------
                                          (Todd M. Raba)
                                           Senior Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

    Signature                    Title                            Date
    ---------                    -----                            ----




  /s/  Thomas B. Specketer       Vice President and Controller    March 25, 2003
-----------------------------
    (Thomas B. Specketer)        (principal financial and
                                 accounting officer)




  /s/  Jack L. Alexander         Senior Vice President            March 25, 2003
-----------------------------
    (Jack L. Alexander)            and Director




  /s/  Brian K. Hankel           Vice President and               March 25, 2003
  ---------------------------
    (Brian K. Hankel)              Director




 /s/  Todd M. Raba               Senior Vice President            March 25, 2003
-----------------------------
     (Todd M. Raba)                and Director

MIDAMERICAN FUNDING, LLC

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      MIDAMERICAN FUNDING, LLC
                                                  Registrant


Date: March 25, 2003                  By  /s/  David L. Sokol
                                        ------------------------------
                                              (David L. Sokol)
                                               Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

     Signature                   Title                            Date
     ---------                   -----                            ----


/s/  David L. Sokol              Chief Executive Officer          March 25, 2003
-----------------------
   (David L. Sokol)




/s/  Patrick J. Goodman          Vice President and Treasurer     March 25, 2003
-----------------------
   (Patrick J. Goodman)          (principal financial and
                                 accounting officer)




/s/  Gregory E. Abel             Manager                          March 25, 2003
-----------------------
   (Gregory E. Abel)




/s/ Ronald W. Roskens            Manager                          March 25, 2003
-----------------------
   (Ronald W. Roskens)

                     SECTION 302 CERTIFICATION FOR FORM 10-K
CERTIFICATIONS
--------------
I, David L. Sokol, certify that:

1. I have reviewed this annual report on Form 10-K of MidAmerican Funding, LLC;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 25, 2003

                           /s/ David L. Sokol
                           -----------------------
                               David L. Sokol
                           Chief Executive Officer

                     SECTION 302 CERTIFICATION FOR FORM 10-K
CERTIFICATIONS
--------------

I, Patrick J. Goodman, certify that:

1. I have reviewed this annual report on Form 10-K of MidAmerican Funding, LLC;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 25, 2003
                          /s/ Patrick J. Goodman
                          ----------------------------
                              Patrick J. Goodman
                          Vice President and Treasurer
                            (chief financial officer)

                     SECTION 302 CERTIFICATION FOR FORM 10-K
CERTIFICATIONS

I, Jack L. Alexander, certify that:

1. I have  reviewed  this  annual  report  on Form  10-K of  MidAmerican  Energy
Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's  other certifying  officers and I have
   disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or
   persons   performing  the  equivalent   functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 25, 2003
                          /s/ Jack L. Alexander
                          ---------------------
                              Jack L. Alexander
                              Senior Vice President
                          (co-chief executive officer)

                     SECTION 302 CERTIFICATION FOR FORM 10-K
CERTIFICATIONS
--------------

I, Todd M. Raba, certify that:

1. I have  reviewed  this  annual  report  on Form  10-K of  MidAmerican  Energy
Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 25, 2003

                             /s/ Todd M. Raba
                          ----------------------------
                                 Todd M. Raba
                              Senior Vice President
                          (co-chief executive officer)

                     SECTION 302 CERTIFICATION FOR FORM 10-K
CERTIFICATIONS
--------------
I, Thomas B. Specketer, certify that:

1. I have  reviewed  this  annual  report  on Form  10-K of  MidAmerican  Energy
Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report; 4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 25, 2003
                          /s/ Thomas B. Specketer
                          -----------------------------
                              Thomas B. Specketer
                          Vice President and Controller
                            (chief financial officer)

                                  EXHIBIT INDEX

EXHIBITS FILED HEREWITH
-----------------------

MidAmerican Energy

23       Consent of Deloitte & Touche LLP

99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (co-chief executive officer)

99.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (co-chief executive officer)

99.3 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (chief financial officer)

MidAmerican Funding

99.4 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (chief executive officer)

99.5 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (chief financial officer)

EXHIBITS INCORPORATED BY REFERENCE
----------------------------------

MidAmerican Energy

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

MidAmerican Funding

3.1       Articles of Organization of MidAmerican Funding, LLC

3.2       Operating Agreement of MidAmerican Funding, LLC

4.1 Indenture, dated as of March 11, 1999, by and between MidAmerican Funding, LLC and IBJ Whitehall Bank & Trust Company, as Trustee

4.2 First Supplemental Indenture, dated as of March 11, 1999, by and between MidAmerican Funding, LLC and IBJ Whitehall Bank & Trust Company, as Trustee

4.3 Second Supplemental Indenture, dated as of March 1, 2001, by and between MidAmerican Funding, LLC and The Bank of New York, as Trustee (Filed as Exhibit 4.4 to MidAmerican Funding's Registration Statement No. 333-56624)

4.4 Registration Rights Agreement, dated March 9, 1999, by and among MidAmerican Funding, LLC, Credit Suisse First Boston Corporation, Lehman Brothers, Inc., Goldman Sachs & Co. and Merrill Lynch & Co.

MidAmerican Energy and MidAmerican Funding

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

4.7 Indenture of Mortgage and Deed of Trust, dated as of March 1, 1947. (Filed by Iowa-Illinois Gas and Electric Company (Iowa-Illinois) as
          Exhibit 7B to Commission File No. 2-6922.)

4.8 Sixth Supplemental Indenture dated as of July 1, 1967. (Filed by Iowa-Illinois Gas and Electric Company as Exhibit 2.08 to Commission File No. 2-28806.)

4.9       Twentieth  Supplemental  Indenture dated as of May 1, 1982.  (Filed as
          Exhibit 4.B.23 to Iowa-Illinois' Quarterly Report on Form 10-Q for the period ended June 30, 1982, Commission File No. 1-3573.)

4.10 Resignation and Appointment of successor Individual Trustee. (Filed by Iowa-Illinois Gas and Electric Company (Iowa-Illinois) as Exhibit 4.B.30 to Commission File No. 33-39211.)

4.11 Twenty-Eighth Supplemental Indenture dated as of May 15, 1992. (Filed as Exhibit 4.31.B to Iowa-Illinois' Current Report on Form 8-K dated May 21, 1992, Commission File No. 1-3573.)

4.12 Thirtieth Supplemental Indenture dated as of October 1, 1993. (Filed as Exhibit 4.34.A to Iowa-Illinois' Current Report on Form 8-K dated October 7, 1993, Commission File No. 1-3573.)

4.13 Sixth Supplemental Indenture dated as of July 1, 1995, between Midwest Power Systems Inc. and Harris Trust and Savings Bank, Trustee. (Filed as Exhibit 4.15 to MidAmerican Energy's Annual Report on Form 10-K dated December 31, 1995, Commission File No. 1-11505.)

4.14 Thirty-First Supplemental Indenture dated as of July 1, 1995, between Iowa-Illinois Gas and Electric Company and Harris Trust and Savings Bank, Trustee. (Filed as Exhibit 4.16 to MidAmerican Energy's Annual Report on Form 10-K dated December 31, 1995, Commission File No. 1-11505.)

10.1 MidAmerican Energy Company Restated Executive Deferred Compensation Plan. (Filed as Exhibit 10.2 to MidAmerican Energy's Quarterly Report on Form 10-Q dated March 31, 1999, Commission File No. 1-11505.)

10.2 MidAmerican Energy Company Combined Midwest Resources/Iowa Resources Restated Deferred Compensation Plan - Board of Directors. (Filed as
          Exhibit 10.1 to MidAmerican Energy's Quarterly Report on Form 10-Q dated March 31, 1999, Commission File No. 1-11505.)

10.3 MidAmerican Energy Company First Amended and Restated Supplemental Retirement Plan for Designated Officers. (Filed as Exhibit 10.52 to MidAmerican Energy Holding Company's Registration Statement No. 333-101699.)

10.4      Midwest  Resources  Inc.  Supplemental  Retirement  Plan (formerly the
          Midwest  Energy  Company  Supplemental  Retirement  Plan).  (Filed  as
          Exhibit 10.10 to Midwest Resources' Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 1-10654.)

10.5 Power Sales Contract between Iowa Power Inc. and Nebraska Public Power District, dated September 22, 1967. (Filed as Exhibit 4-C-2 to Iowa Power Inc.'s (IPR) Registration Statement, Registration No. 2-27681.)

10.6 Amendments Nos. 1 and 2 to Power Sales Contract between Iowa Power Inc. and Nebraska Public Power District. (Filed as Exhibit 4-C-2a to IPR's Registration Statement, Registration No. 2-35624.)

10.7 Amendment No. 3 dated August 31, 1970, to the Power Sales Contract between Iowa Power Inc. and Nebraska Public Power District, dated September 22, 1967. (Filed as Exhibit 5-C-2-b to IPR's Registration Statement, Registration No. 2-42191.)

10.8 Amendment No. 4 dated March 28, 1974, to the Power Sales Contract between Iowa Power Inc. and Nebraska Public Power District, dated September 22, 1967. (Filed as Exhibit 5-C-2-c to IPR's Registration Statement, Registration No. 2-51540.)

10.9 Iowa-Illinois Gas and Electric Company Supplemental Retirement Plan for Principal Officers, as amended as of July 28, 1994. (Filed as an Exhibit to Iowa-Illinois' Annual Report on Form 10-K for the year ended December 31, 1994, Commission File No. 1-3573.)

10.10 Iowa-Illinois Gas and Electric Company Compensation Deferral Plan for Principal Officers, as amended as of July 1, 1993. (Filed as Exhibit 10.K.2 to Iowa-Illinois' Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 1-3573.)

10.11 Iowa-Illinois Gas and Electric Company Board of Directors' Compensation Deferral Plan. (Filed as Exhibit 10.K.4 to Iowa-Illinois' Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 1-3573.)

10.12 Amendment No. 1 to the Midwest Resources Inc. Supplemental Retirement Plan. (Filed as Exhibit 10.24 to Midwest Resources' Annual Report on Form 10-K for the year ended December 31, 1994, Commission File No. 1-10654.)

10.13 Form of Indemnity Agreement between MidAmerican Energy Company and its directors and officers. (Filed as Exhibit 10.37 to MidAmerican Energy's Annual Report on Form 10-K dated December 31, 1995, Commission File No. 1-11505.)

10.14 Amendment No. 5 dated September 2, 1997, to the Power Sales contract between MidAmerican Energy Company and Nebraska Public Power District, dated September 22, 1967. (Filed as Exhibit 10.2 to Holdings' and MidAmerican Energy's respective Quarterly Reports on the combined Form 10-Q for the quarter ended September 30, 1997, Commission File Nos. 1-12459 and 1-11505, respectively.)

10.15 Amendment No. 6, dated July 31, 2002, to the Power Sales Contract Between MidAmerican Energy Company and Nebraska Public Power District dated September 22, 1967. (Filed as Exhibit No. 10.1 to MidAmerican Funding and MidAmerican Energy's Quarterly Reports on the combined Form 10-Q for the quarter ended June 30, 2002; Commission File Nos. 333-90553 and 1-11505, respectively.)

10.16 Iowa Utilities Board Order Approving Settlement With Modifications, issued December 21, 2001, in regards to MidAmerican Energy Company (Filed as Exhibit 10.7 to MidAmerican Energy's Annual Report on Form 10-K dated December 31, 2001, Commission File No. 1-11505.)

Note: Pursuant to (b)(4)(iii)(A) of Item 601 of Regulation S-K, the Company has not filed as an exhibit to this Form 10-K certain instruments with respect to long-term debt not registered in which the total amount of securities authorized thereunder does not exceed 10% of total assets of the Company, but hereby agrees to furnish to the Commission on request any such instruments.