Form 10-Q
period 2003-03-31
MIDAMERICAN ENERGY CO; MIDAMERICAN FUNDING LLC
filed 2003-05-12
CIK 928576, 1098296

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of April 30, 2003, all of the member's equity of MidAmerican Funding, LLC was held by its parent company, MidAmerican Energy Holdings Company.

As of April 30, 2003, all 70,980,203 outstanding shares of MidAmerican Energy Company's voting stock were held by its parent company, MHC Inc., a direct, wholly owned subsidiary of MidAmerican Funding, LLC.

This combined Form 10-Q is separately filed by MidAmerican Funding, LLC and MidAmerican Energy Company. Information herein relating to each individual registrant is filed by such registrant on its own behalf. Accordingly, except for its subsidiaries, MidAmerican Energy Company makes no representation as to information relating to any other subsidiary of MidAmerican Funding, LLC.


                                TABLE OF CONTENTS
                                -----------------

                       PART I. FINANCIAL INFORMATION                       Page
                                                                           ----

Item 1.       Financial Statements..........................................   3
Item 2.       Management's Discussion and Analysis of Financial Condition
                and Results of Operations...................................  22
Item 3.       Quantitative and Qualitative Disclosures About Market Risk....  36
Item 4.       Controls and Procedures.......................................  36

                           PART II. OTHER INFORMATION

Item 1.       Legal Proceedings.............................................  37
Item 2.       Changes in Securities and Use of Proceeds.....................  37
Item 3.       Defaults Upon Senior Securities...............................  37
Item 4.       Submission of Matters to a Vote of Security Holders...........  37
Item 5.       Other Information.............................................  37
Item 6.       Exhibits and Reports on Form 8-K..............................  37
Signatures..................................................................  38
Certifications..............................................................  39
Exhibit Index ..............................................................  49

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
-----------------------------

     Independent Accountants' Reports......................................    4

                           MidAmerican Energy Company

     Consolidated Balance Sheets...........................................    6
     Consolidated Statements of Income.....................................    7
     Consolidated Statements of Comprehensive Income.......................    8
     Consolidated Statements of Cash Flows.................................    9
     Notes to Consolidated Financial Statements............................   10

                            MidAmerican Funding, LLC

     Consolidated Balance Sheets...........................................   15
     Consolidated Statements of Income.....................................   16
     Consolidated Statements of Comprehensive Income.......................   17
     Consolidated Statements of Cash Flows.................................   18
     Notes to Consolidated Financial Statements............................   19

INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors and Shareholder
MidAmerican Energy Company
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Energy Company and subsidiaries (the "Company") as of March 31, 2003, and the related consolidated statements of income, comprehensive income and cash flows for the three-month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet and statement of capitalization (not presented herein) of MidAmerican Energy Company and subsidiaries as of December 31, 2002, and the related consolidated statements of income, comprehensive income, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated January 24, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Des Moines, Iowa
May 8, 2003

INDEPENDENT ACCOUNTANTS' REPORT


Board of Managers and Member
MidAmerican Funding, LLC
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Funding, LLC and subsidiaries (the "Company") as of March 31, 2003, and the related consolidated statements of income, comprehensive income and cash flows for the three-month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet and statement of capitalization (not presented herein) of MidAmerican Funding, LLC and subsidiaries as of December 31, 2002, and the related consolidated statements of income, comprehensive income, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated January 24, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




/s/ Deloitte & Touche LLP

DELOITEE & TOUCHE LLP
Des Moines, Iowa
May 8, 2003

                           MIDAMERICAN ENERGY COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                    AS OF
                                                          ---------------------------
                                                           MARCH 31,     DECEMBER 31,
                                                             2003           2002
                                                          -----------    ------------
                                                          (UNAUDITED)
                                     ASSETS
UTILITY PLANT, NET
Electric ..............................................   $ 4,801,325    $ 4,731,002
Gas ...................................................       906,784        900,209
                                                          -----------    -----------
                                                            5,708,109      5,631,211
Accumulated depreciation and amortization .............    (3,097,435)    (3,011,123)
                                                          -----------    -----------
                                                            2,610,674      2,620,088
Construction work in progress .........................       247,149        205,988
                                                          -----------    -----------
                                                            2,857,823      2,826,076
                                                          -----------    -----------

CURRENT ASSETS
Cash and cash equivalents .............................       207,390         28,500
Receivables, net ......................................       376,420        321,321
Inventories ...........................................        23,044         88,492
Other .................................................        27,741         28,655
                                                          -----------    -----------
                                                              634,595        466,968
                                                          -----------    -----------

INVESTMENTS AND NONREGULATED PROPERTY, NET ............       270,570        273,864
REGULATORY ASSETS .....................................       301,955        192,514
OTHER ASSETS ..........................................        41,329         52,457
                                                          -----------    -----------
TOTAL ASSETS ..........................................   $ 4,106,272    $ 3,811,879
                                                          ===========    ===========

                         CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common shareholder's equity ...........................   $ 1,365,286    $ 1,307,067
MidAmerican Energy preferred securities ...............        31,759         31,759
Long-term debt, excluding current portion .............     1,140,436        947,691
                                                          -----------    -----------
                                                            2,537,481      2,286,517
                                                          -----------    -----------
CURRENT LIABILITIES
Notes payable .........................................            --         55,000
Current portion of long-term debt .....................         5,625        105,727
Accounts payable ......................................       276,174        239,531
Taxes accrued .........................................       107,802         83,063
Interest accrued ......................................        16,466          9,731
Other .................................................        51,352         55,464
                                                          -----------    -----------
                                                              457,419        548,516
                                                          -----------    -----------
OTHER LIABILITIES
Deferred income taxes .................................       425,826        424,153
Investment tax credit .................................        55,792         56,886
Asset retirement obligations ..........................       279,185        159,757
Regulatory liabilities ................................       132,446        118,011
Other .................................................       218,123        218,039
                                                          -----------    -----------
                                                            1,111,372        976,846
                                                          -----------    -----------
TOTAL CAPITALIZATION AND LIABILITIES ..................   $ 4,106,272    $ 3,811,879
                                                          ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                           MIDAMERICAN ENERGY COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (In thousands)

                                              THREE MONTHS
                                             ENDED MARCH 31,
                                          ----------------------
                                            2003          2002
                                          ---------    ---------
                                               (UNAUDITED)
OPERATING REVENUES
Regulated electric ....................   $ 314,942    $ 306,778
Regulated gas .........................     413,779      220,057
Nonregulated ..........................      86,475       47,449
                                          ---------    ---------
                                            815,196      574,284
                                          ---------    ---------
OPERATING EXPENSES
Regulated:
  Cost of fuel, energy and capacity ...      88,418       72,449
  Cost of gas sold ....................     329,527      148,514
  Other operating expenses ............      82,648       98,599
  Maintenance .........................      28,282       28,945
  Depreciation and amortization .......      68,485       69,324
  Property and other taxes ............      20,557       17,294
                                          ---------    ---------
                                            617,917      435,125
                                          ---------    ---------
Nonregulated:
  Cost of sales .......................      77,389       40,963
  Other ...............................       3,732        5,629
                                          ---------    ---------
                                             81,121       46,592
                                          ---------    ---------
  Total operating expenses ............     699,038      481,717
                                          ---------    ---------

OPERATING INCOME ......................     116,158       92,567
                                          ---------    ---------

NON-OPERATING INCOME
Interest and dividend income ..........       1,126        2,446
Other income ..........................       4,438        2,365
Other expense .........................        (349)      (2,160)
                                          ---------    ---------
                                              5,215        2,651
                                          ---------    ---------

FIXED CHARGES
Interest on long-term debt ............      18,558       16,586
Other interest expense ................       1,019          825
Preferred dividends of subsidiary trust          --        1,574
Allowance for borrowed funds ..........      (1,591)        (596)
                                          ---------    ---------
                                             17,986       18,389
                                          ---------    ---------

INCOME BEFORE INCOME TAXES ............     103,387       76,829
INCOME TAXES ..........................      44,695       33,445
                                          ---------    ---------
NET INCOME ............................      58,692       43,384
PREFERRED DIVIDENDS ...................         437          848
                                          ---------    ---------

EARNINGS ON COMMON STOCK ..............   $  58,255    $  42,536
                                          =========    =========

   The accompanying notes are an integral part of these financial statements.

                           MIDAMERICAN ENERGY COMPANY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)


                                                               THREE MONTHS
                                                              ENDED MARCH 31,
                                                           --------------------
                                                             2003        2002
                                                           --------    --------
                                                             (UNAUDITED)

EARNINGS ON COMMON STOCK ...............................   $ 58,255    $ 42,536
                                                           --------    --------

OTHER COMPREHENSIVE LOSS, NET
Unrealized gains (losses) on cash flow hedges:
  Unrealized gains (losses) during period-
    Before income taxes ................................     10,668      (2,886)
    Income tax (expense) benefit .......................     (4,435)      1,199
                                                           --------    --------
                                                              6,233      (1,687)
                                                           --------    --------
  Less reclassification adjustment for realized (gains)
    losses reflected in earnings on common stock
    during period-
    Before income taxes ................................    (10,731)      1,966
    Income tax expense (benefit) .......................      4,461        (817)
                                                           --------    --------
                                                             (6,270)      1,149
                                                           --------    --------

  Other comprehensive loss, net ........................        (37)       (538)
                                                           --------    --------

COMPREHENSIVE INCOME ...................................   $ 58,218    $ 41,998
                                                           ========    ========


   The accompanying notes are an integral part of these financial statements.

                           MIDAMERICAN ENERGY COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                            THREE MONTHS
                                                                           ENDED MARCH 31,
                                                                        ----------------------
                                                                          2003         2002
                                                                        ---------    ---------
                                                                              (UNAUDITED)
NET CASH FLOWS FROM OPERATING ACTIVITIES
Net income ..........................................................   $  58,692    $  43,384
Adjustments to reconcile net income to net cash provided:
   Depreciation and amortization ....................................      68,736       69,604
   Deferred income taxes and investment tax credit, net .............         605       (4,554)
   Amortization of other assets and liabilities .....................       5,111        9,318
   Cash outflows of accounts receivable securitization ..............          --       (8,000)
   Impact of changes in working capital .............................      85,361       32,576
   Other, net .......................................................       7,994       18,519
                                                                        ---------    ---------
     Net cash provided by operating activities ......................     226,499      160,847
                                                                        ---------    ---------

NET CASH FLOWS FROM INVESTING ACTIVITIES
Utility construction expenditures ...................................     (76,555)     (62,480)
Less non-cash and change in accrued utility construction expenditures      (6,199)         303
Quad Cities Station decommissioning trust fund ......................      (2,075)      (2,075)
Nonregulated capital expenditures ...................................        (522)        (191)
Other investing activities, net .....................................       4,087       (2,143)
                                                                        ---------    ---------
  Net cash used in investing activities .............................     (81,264)     (66,586)
                                                                        ---------    ---------

NET CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid ......................................................        (437)     (30,848)
Issuance of long-term debt, net .....................................     272,572      391,438
Retirement of long-term debt, including reacquisition cost ..........    (183,480)        (283)
Reacquisition of preferred securities ...............................          --     (100,000)
Net decrease in notes payable .......................................     (55,000)     (89,350)
                                                                        ---------    ---------
  Net cash provided by financing activities .........................      33,655      170,957
                                                                        ---------    ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS ...........................     178,890      265,218
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ....................      28,500       20,020
                                                                        ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..........................   $ 207,390    $ 285,238
                                                                        =========    =========

ADDITIONAL CASH FLOW INFORMATION
Interest paid, net of amounts capitalized ...........................   $   9,703    $  11,964
                                                                        =========    =========
Income taxes paid (received), net ...................................   $   3,544    $  (2,232)
                                                                        =========    =========

   The accompanying notes are an integral part of these financial statements.

                           MIDAMERICAN ENERGY COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  GENERAL

The consolidated financial statements included herein have been prepared by MidAmerican Energy Company ("MidAmerican Energy"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of MidAmerican Energy, all adjustments, consisting of normal recurring adjustments, have been made to present fairly the financial position, the results of operations and the changes in cash flows for the periods presented. Prior year amounts have been reclassified to a basis consistent with the current year presentation. All significant intercompany transactions have been eliminated. Although MidAmerican Energy believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in MidAmerican Energy's latest Annual Report on Form 10-K.

MidAmerican Energy is a public utility with electric and natural gas operations and is the principal subsidiary of MHC Inc ("MHC"). MHC is a direct, wholly owned subsidiary of MidAmerican Funding, LLC ("MidAmerican Funding"), whose sole member is MidAmerican Energy Holdings Company.

2.  ENVIRONMENTAL MATTERS

a. Manufactured Gas Plant Facilities:

The United States Environmental Protection Agency ("EPA"), and the state environmental agencies have determined that contaminated wastes remaining at decommissioned manufactured gas plant facilities may pose a threat to the public health or the environment if such contaminants are in sufficient quantities and at such concentrations as to warrant remedial action.

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

MidAmerican Energy estimates the range of possible costs for investigation, remediation and monitoring for the sites discussed above to be $16 million to $54 million. As of March 31, 2003, MidAmerican Energy has recorded a $21 million liability for these sites and a corresponding regulatory asset for future recovery through the regulatory process. MidAmerican Energy projects that these amounts will be paid or incurred over the next four years.

The estimate of probable remediation costs is established on a site-specific basis. The costs are accumulated in a three-step process. First, a determination is made as to whether MidAmerican Energy has potential legal liability for the site and whether information exists to indicate that contaminated wastes remain at the site. If so, the costs of performing a preliminary investigation and the costs of removing known contaminated soil are accrued. As the investigation is performed and if it is determined remedial action is required, the best estimate of remedial costs is accrued. The estimated recorded liabilities for these properties include incremental direct costs of the remediation effort, costs for future monitoring at sites and costs of compensation to employees for time expected to be spent directly on the remediation effort. The estimated recorded liabilities for these properties are based upon preliminary data. Thus, actual costs could vary significantly from the estimates. The estimate could change materially based on facts and circumstances derived from site investigations, changes in required remedial action and changes in technology relating to remedial alternatives. Insurance recoveries have been received for some of the sites under investigation. Those recoveries are intended to be used principally for accelerated remediation, as specified by the Iowa Utilities Board ("IUB"), and are recorded as a regulatory liability.

Although the timing of potential incurred costs and recovery of such costs in rates may affect the results of operations in individual periods, management believes that the outcome of these issues will not have a material adverse effect on MidAmerican Energy's financial position or results of operations.

b. Air Quality:

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

In recent years, the EPA has requested from several utilities information and support regarding their capital projects for various generating plants. The requests were issued as part of an industry-wide investigation to assess compliance with the New Source Review and the New Source Performance Standards of the Clean Air Act. In December 2002, MidAmerican Energy received a request from the

EPA to provide documentation related to its capital projects from January 1, 1980, to the present for its Neal, Council Bluffs, Louisa and Riverside Energy Centers. MidAmerican Energy has responded to this request and at this time cannot predict the outcome of this request.

3.  RATE MATTERS

Under a settlement agreement approved by the IUB on December 21, 2001, MidAmerican Energy's Iowa retail electric rates in effect on December 31, 2000, are effectively frozen through December 31, 2005. In approving that settlement, the IUB specifically allows the filing of electric rate design and/or cost of service rate changes that are intended to keep overall company revenues unchanged, but could result in changes to individual tariffs. Under the 2001 settlement agreement, an amount equal to 50% of revenues associated with Iowa retail electric returns on equity between 12% and 14%, and 83.33% of revenues associated with Iowa retail electric returns on equity above 14%, in each year is recorded as a regulatory liability to be used to offset a portion of the cost to Iowa customers of future generating plant investments. An amount equal to the regulatory liability is recorded as a regulatory charge in depreciation and amortization expense when the liability is accrued. Interest expense is accrued on the portion of the regulatory liability related to prior years. Beginning in 2002, the liability is being relieved as it is credited against allowance for funds used during construction, or capitalized financing costs, associated with generating plant additions. As of March 31, 2003, the related regulatory liability reflected on the Consolidated Balance Sheet totaled $117.4 million.

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

On November 8, 2002, the IUB approved a settlement agreement previously filed with it by MidAmerican Energy and the Iowa Office of Consumer Advocate. The settlement agreement provided for an increase in rates of $17.7 million annually for MidAmerican Energy's Iowa retail natural gas customers and effectively froze base rates through November 2004. However, MidAmerican Energy will continue collecting fluctuations in gas costs through its purchased gas adjustment clause. The new rates were implemented for usage beginning November 25, 2002.

4.  ACCOUNTING FOR THE EFFECTS OF CERTAIN TYPES OF REGULATION

MidAmerican Energy's utility operations are subject to the regulation of the IUB, the Illinois Commerce Commission, the South Dakota Public Utilities Commission, and the Federal Energy Regulatory Commission. MidAmerican Energy's accounting policies and the accompanying consolidated financial statements conform to generally accepted accounting principles applicable to rate-regulated enterprises and reflect the effects of the ratemaking process.

A possible consequence of deregulation in the utility industry is that Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation," may no longer apply. SFAS No. 71 sets forth accounting principles for operations that are regulated and meet the stated criteria. For operations that meet the criteria, SFAS No. 71 allows, among other things, the deferral of expense or income that would otherwise be recognized when incurred. Predominantly all of MidAmerican Energy's electric and gas utility operations currently meet the criteria of SFAS No. 71, but its applicability is periodically reexamined. If portions of its utility operations no longer meet the criteria of SFAS No. 71, MidAmerican Energy could be required to write off the related regulatory assets and liabilities from its balance sheet, and thus, a material adjustment to earnings in that period could result if regulatory assets are not recovered in transition provisions of any deregulation legislation.

5.  NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, MidAmerican Energy adopted SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires recognition on the balance sheet of legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of such assets. Concurrent with the recognition of the liability, the estimated cost of an asset retirement obligation is capitalized and depreciated over the remaining life of the asset.

On January 1, 2003, MidAmerican Energy recorded $275.2 million of asset retirement obligation ("ARO") liabilities; $12.6 million of associated ARO assets, net of accumulated depreciation; $101.8 million of regulatory assets; and reclassified $1.0 million of accumulated depreciation to the ARO liability in conjunction with adoption of SFAS No. 143. Adoption of SFAS No. 143 did not impact net income. The initial ARO liability recognized includes $266.5 million that pertains to obligations associated with the decommissioning of the Quad Cities Station. The $266.5 million includes a $159.8 million nuclear decommissioning liability that had been recorded as of December 31, 2002. As of March 31, 2003, $157.7 million of assets reflected in Investments and Nonregulated Property, Net on the Consolidated Balance Sheet are restricted for satisfying the Quad Cities Station obligation.

The change in the balance of the ARO liability during the first quarter of 2003 is summarized as follows (in thousands):

                 Balance January 1, 2003 ...........   $275,228
                 Capitalized accretion .............      3,957
                 Revised estimates .................         --
                                                       --------
                 Balance March 31, 2003 ............   $279,185
                                                       ========

Regulatory assets are increased by an amount equal to accretion. In addition to the ARO liabilities recognized on January 1, MidAmerican Energy has accrued for the cost of removing other electric and gas assets through its depreciation rates, in accordance with accepted regulatory practices. As of March 31, 2003, the estimated amount of such accruals included in accumulated depreciation was approximately $391 million based on the cost of removal component in current depreciation rates.

6.  SEGMENT INFORMATION

MidAmerican Energy has identified four reportable operating segments based principally on management structure. The generation segment derives most of its revenue from the sale of regulated and nonregulated wholesale electricity and natural gas. The energy delivery segment derives its revenue principally from the sale and delivery of regulated retail electricity and natural gas, while the transmission segment obtains most of its revenue from the sale of transmission capacity. The marketing and sales segment receives its revenue principally from nonregulated retail sales of natural gas and electricity. Common operating costs, interest income, interest expense, income tax expense and equity in the net income or loss of investees are allocated to each segment.

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

The following tables provide MidAmerican Energy's operating revenues, income before income taxes and total assets on an operating segment basis (in thousands):

                                                   Three Months
                                                 Ended March 31,
                                           --------------------------
                                              2003           2002
                                           -----------    -----------
     Operating revenues:
       External revenues -
         Generation ....................   $   157,536    $   109,738
         Energy delivery ...............       569,727        425,942
         Transmission ..................         6,248          4,925
         Marketing & sales .............        81,685         33,679
                                           -----------    -----------
           Total .......................       815,196        574,284
                                           -----------    -----------

       Intersegment revenues -
         Generation ....................       130,355        131,042
         Energy delivery ...............            --             --
         Transmission ..................        14,487         13,800
         Marketing & sales .............            --             --
                                           -----------    -----------
           Total .......................       144,842        144,842

       Intersegment eliminations .......      (144,842)      (144,842)
                                           -----------    -----------
         Consolidated ..................   $   815,196    $   574,284
                                           ===========    ===========

     Income before income taxes:
       Generation ......................   $    28,831    $    14,866
       Energy delivery .................        60,580         52,146
       Transmission ....................        12,442          9,916
       Marketing & sales ...............         1,097           (947)
                                           -----------    -----------
         Total .........................       102,950         75,981
       Preferred dividends .............           437            848
                                           -----------    -----------
         Consolidated ..................   $   103,387    $    76,829
                                           ===========    ===========


                                                     As of
                                           --------------------------
                                            March 31,    December 31,
                                               2003          2002
                                           -----------   ------------
     Total assets:
       Generation ......................   $ 1,591,816    $ 1,393,271
       Energy delivery .................     2,296,432      2,224,238
       Transmission ....................       232,652        222,051
       Marketing & sales ...............        60,778         52,143
                                           -----------    -----------
         Total .........................     4,181,678      3,891,703
       Reclassifications and
         intersegment eliminations(a) ..       (75,406)       (79,824)
                                           -----------    -----------
       Consolidated ....................   $ 4,106,272    $ 3,811,879
                                           ===========    ===========

(a) Reclassifications and intersegment eliminations related principally to the reclassification of income tax balances in accordance with generally accepted accounting principles and the elimination of intersegment accounts receivables and payables.

                            MIDAMERICAN FUNDING, LLC
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                    AS OF
                                                          ---------------------------
                                                           MARCH 31,     DECEMBER 31,
                                                             2003           2002
                                                          -----------    ------------
                                                          (UNAUDITED)

                                     ASSETS
UTILITY PLANT, NET
Electric ..............................................   $ 4,801,325    $ 4,731,002
Gas ...................................................       906,784        900,209
                                                          -----------    -----------
                                                            5,708,109      5,631,211
Accumulated depreciation and amortization .............    (3,097,435)    (3,011,123)
                                                          -----------    -----------
                                                            2,610,674      2,620,088
Construction work in progress .........................       247,149        205,988
                                                          -----------    -----------
                                                            2,857,823      2,826,076
                                                          -----------    -----------

CURRENT ASSETS
Cash and cash equivalents .............................       208,389         28,915
Receivables, net ......................................       375,810        321,698
Inventories ...........................................        23,044         88,492
Other .................................................        29,635         35,009
                                                          -----------    -----------
                                                              636,878        474,114
                                                          -----------    -----------

INVESTMENTS AND NONREGULATED PROPERTY, NET ............       326,240        333,382
EXCESS OF COST OVER FAIR VALUE OF ASSETS ACQUIRED .....     1,275,143      1,275,143
REGULATORY ASSETS .....................................       301,955        192,514
OTHER ASSETS ..........................................        41,338         52,755
                                                          -----------    -----------
TOTAL ASSETS ..........................................   $ 5,439,377    $ 5,153,984
                                                          ===========    ===========

                         CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Member's equity .......................................   $ 1,917,399    $ 1,867,119
MidAmerican Energy preferred securities ...............        31,759         31,759
Long-term debt, excluding current portion .............     1,840,436      1,647,691
                                                          -----------    -----------
                                                            3,789,594      3,546,569
                                                          -----------    -----------
CURRENT LIABILITIES
Notes payable .........................................        16,350         55,000
Current portion of long-term debt .....................         5,625        105,727
Accounts payable ......................................       277,350        242,733
Taxes accrued .........................................       109,546         85,987
Interest accrued ......................................        20,475         25,487
Other .................................................        52,006         56,291
                                                          -----------    -----------
                                                              481,352        571,225
                                                          -----------    -----------
OTHER LIABILITIES
Deferred income taxes .................................       461,816        461,862
Investment tax credit .................................        55,792         56,886
Asset retirement obligations ..........................       279,185        159,757
Regulatory liabilities ................................       132,446        118,011
Other .................................................       239,192        239,674
                                                          -----------    -----------
                                                            1,168,431      1,036,190
                                                          -----------    -----------
TOTAL CAPITALIZATION AND LIABILITIES ..................   $ 5,439,377    $ 5,153,984
                                                          ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                            MIDAMERICAN FUNDING, LLC
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (In thousands)

                                                     THREE MONTHS
                                                    ENDED MARCH 31,
                                                ---------------------
                                                  2003        2002
                                                --------    ---------
                                                      (UNAUDITED)
OPERATING REVENUES
Regulated electric ..........................   $314,942    $306,778
Regulated gas ...............................    413,779     220,057
Nonregulated ................................     87,195      48,200
                                                --------    --------
                                                 815,916     575,035
                                                --------    --------
OPERATING EXPENSES
Regulated:
  Cost of fuel, energy and capacity .........     88,418      72,449
  Cost of gas sold ..........................    329,527     148,514
  Other operating expenses ..................     82,648      98,599
  Maintenance ...............................     28,282      28,945
  Depreciation and amortization .............     68,485      69,324
  Property and other taxes ..................     20,557      17,294
                                                --------    --------
                                                 617,917     435,125
                                                --------    --------
Nonregulated:
  Cost of sales .............................     77,506      41,094
  Other .....................................      4,750       7,437
                                                --------    --------
                                                  82,256      48,531
                                                --------    --------
   Total operating expenses .................    700,173     483,656
                                                --------    --------

OPERATING INCOME ............................    115,743      91,379
                                                --------    --------

NON-OPERATING INCOME
Interest and dividend income ................      1,242       4,244
Marketable securities gains and (losses), net         94      (3,218)
Other income ................................      5,157       8,963
Other expense ...............................     (2,551)     (2,294)
                                                --------    --------
                                                   3,942       7,695
                                                --------    --------
FIXED CHARGES
Interest on long-term debt ..................     30,340      28,553
Other interest expense ......................      1,044         828
Preferred dividends of subsidiaries .........        437       2,422
Allowance for borrowed funds ................     (1,591)       (596)
                                                --------    --------
                                                  30,230      31,207
                                                --------    --------

INCOME BEFORE INCOME TAXES ..................     89,455      67,867
INCOME TAXES ................................     39,102      29,439
                                                --------    --------
NET INCOME ..................................   $ 50,353    $ 38,428
                                                ========    ========

   The accompanying notes are an integral part of these financial statements.

                            MIDAMERICAN FUNDING, LLC
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)

                                                               THREE MONTHS
                                                              ENDED MARCH 31,
                                                          ---------------------
                                                            2003        2002
                                                          --------    --------
                                                               (UNAUDITED)

NET INCOME ............................................   $ 50,353    $ 38,428
                                                          --------    --------

OTHER COMPREHENSIVE LOSS, NET
Unrealized gains (losses) on available-for-sale
  securities:
  Unrealized holding losses during period-
    Before income taxes ...............................       (466)     (6,917)
    Income tax benefit ................................        163       2,421
                                                          --------    --------
                                                              (303)     (4,496)
                                                          --------    --------
  Less reclassification adjustment for realized
    losses reflected in net income during period-
    Before income taxes ...............................        410       3,040
    Income tax benefit ................................       (144)     (1,064)
                                                          --------    --------
                                                               266       1,976
                                                          --------    --------
      Net unrealized losses ...........................        (37)     (2,520)
                                                          --------    --------

Unrealized gains (losses) on cash flow hedges:
  Unrealized gains (losses) during period-
    Before income taxes ...............................     10,668      (2,886)
    Income tax (expense) benefit ......................     (4,435)      1,199
                                                          --------    --------
                                                             6,233      (1,687)
                                                          --------    --------
  Less reclassification adjustment for realized (gains)
    losses reflected in net income during period-
    Before income taxes ...............................    (10,731)      1,966
    Income tax expense (benefit) ......................      4,461        (817)
                                                          --------    --------
                                                            (6,270)      1,149
                                                          --------    --------
      Net unrealized losses ...........................        (37)       (538)
                                                          --------    --------

  Other comprehensive loss, net .......................        (74)     (3,058)
                                                          --------    --------

COMPREHENSIVE INCOME ..................................   $ 50,279    $ 35,370
                                                          ========    ========


   The accompanying notes are an integral part of these financial statements.

                            MIDAMERICAN FUNDING, LLC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                              THREE MONTHS
                                                                            ENDED MARCH 31,
                                                                        ----------------------
                                                                          2003         2002
                                                                        ---------    ---------
                                                                             (UNAUDITED)

NET CASH FLOWS FROM OPERATING ACTIVITIES
Net income ..........................................................   $  50,353    $  38,428
Adjustments to reconcile net income to net cash provided:
  Depreciation and amortization .....................................      68,779       69,947
  Deferred income taxes and investment tax credit, net ..............      (1,155)      (5,617)
  Amortization of other assets and liabilities ......................       4,812        8,591
  Other-than-temporary decline in value of investments ..............          --        2,913
  Loss from impairment of assets and investments ....................       2,069           --
  Income on equity investments ......................................        (262)      (5,483)
  Cash outflows of accounts receivable securitization ...............          --       (8,000)
  Impact of changes in working capital ..............................      75,681       20,395
  Other, net ........................................................       9,891       19,353
                                                                        ---------    ---------
    Net cash provided by operating activities .......................     210,168      140,527
                                                                        ---------    ---------

NET CASH FLOWS FROM INVESTING ACTIVITIES
Utility construction expenditures ...................................     (76,555)     (62,480)
Less non-cash and change in accrued utility construction expenditures      (6,199)         303
Quad Cities Station decommissioning trust fund ......................      (2,075)      (2,075)
Nonregulated capital expenditures ...................................        (770)        (252)
Notes receivable from affiliate .....................................          --       22,240
Other investing activities, net .....................................       4,463          679
                                                                        ---------    ---------
  Net cash used in investing activities .............................     (81,136)     (41,585)
                                                                        ---------    ---------

NET CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid ...............................................          --      (30,000)
Issuance of long-term debt, net .....................................     272,572      391,438
Retirement of long-term debt, including reacquisition cost ..........    (183,480)        (283)
Reacquisition of preferred securities ...............................          --     (100,000)
Net decrease in notes payable .......................................     (38,650)     (91,780)
                                                                        ---------    ---------
  Net cash provided by financing activities .........................      50,442      169,375
                                                                        ---------    ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS ...........................     179,474      268,317
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ....................      28,915       20,270
                                                                        ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..........................   $ 208,389    $ 288,587
                                                                        =========    =========

ADDITIONAL CASH FLOW INFORMATION
Interest paid, net of amounts capitalized ...........................   $  33,253    $  35,520
                                                                        =========    =========
Income taxes paid (received), net ...................................   $     904    $    (138)
                                                                        =========    =========

   The accompanying notes are an integral part of these financial statements.

                            MIDAMERICAN FUNDING, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  GENERAL

The consolidated financial statements included herein have been prepared by MidAmerican Funding, LLC ("MidAmerican Funding"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of MidAmerican Funding, all adjustments, consisting of normal recurring adjustments, have been made to present fairly the financial position, the results of operations and the changes in cash flows for the periods presented. Prior year amounts have been reclassified to a basis consistent with the current year presentation. All significant intercompany transactions have been eliminated. Although MidAmerican Funding believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in MidAmerican Funding's latest Annual Report on Form 10-K.

MidAmerican Funding is an Iowa limited liability company with MidAmerican Energy Holdings Company as its sole member. MidAmerican Funding's direct, wholly owned subsidiary is MHC Inc. ("MHC"). MHC, MidAmerican Funding and MidAmerican Energy Holdings Company are exempt public utility holding companies headquartered in Des Moines, Iowa. MHC's principal subsidiary is MidAmerican Energy Company, a public utility with electric and natural gas operations. Other direct, wholly owned subsidiaries of MHC include MidAmerican Capital Company, Midwest Capital Group, Inc., MidAmerican Services Company and MEC Construction Services Co.

2.  ENVIRONMENTAL MATTERS

Refer  to  Note  2 of  MidAmerican  Energy's  Notes  to  Consolidated  Financial
Statements  for  information  regarding   MidAmerican  Funding's   environmental
matters.

3.  RATE MATTERS

Refer to Note 3 of MidAmerican Energy's Notes to Consolidated Financial Statements for information regarding MidAmerican Funding's rate matters.

4.  ACCOUNTING FOR THE EFFECTS OF CERTAIN TYPES OF REGULATION

Refer to Note 4 of MidAmerican Energy's Notes to Consolidated Financial Statements for information regarding MidAmerican Funding's accounting for the effects of certain types of regulation.

5.  NEW ACCOUNTING PRONOUNCEMENTS

Refer to Note 5 of MidAmerican Energy's Notes to Consolidated Financial Statements for information regarding MidAmerican Funding's new accounting pronouncements.

6.  SEGMENT INFORMATION

MidAmerican Funding has identified four reportable operating segments based principally on management structure. The generation segment derives most of its revenue from the sale of regulated and nonregulated wholesale electricity and natural gas. The energy delivery segment derives its revenue principally from the sale and delivery of regulated retail electricity and natural gas, while the transmission segment obtains most of its revenue from the sale of transmission capacity. The marketing and sales segment receives its revenue principally from nonregulated retail sales of natural gas and electricity. Common operating costs, interest income, interest expense, income tax expense and equity in the net income or loss of investees are allocated to each segment.

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

The following tables provide MidAmerican Funding's operating revenues, income before income taxes and total assets on an operating segment basis (in thousands):

                                                  Three Months
                                                Ended March 31,
                                           --------------------------
                                              2003           2002
                                           -----------    -----------
     Operating revenues:
       External revenues -
         Generation ....................   $   157,536    $   109,738
         Energy delivery ...............       569,727        425,942
         Transmission ..................         6,248          4,925
         Marketing & sales .............        81,685         33,679
         Other .........................           720            751
                                           -----------    -----------
           Total .......................       815,916        575,035
                                           -----------    -----------

       Intersegment revenues -
         Generation ....................       130,355        131,042
         Energy delivery ...............            --             --
         Transmission ..................        14,487         13,800
         Marketing & sales .............            --             --
         Other .........................            --             --
                                           -----------    -----------
           Total .......................       144,842        144,842

       Intersegment eliminations .......      (144,842)      (144,842)
                                           -----------    -----------
         Consolidated ..................   $   815,916    $   575,035
                                           ===========    ===========

     Income before income taxes:
       Generation ......................   $    28,831    $    14,866
       Energy delivery .................        60,580         52,146
       Transmission ....................        12,442          9,916
       Marketing & sales ...............         1,097           (947)
       Other ...........................       (13,495)        (8,114)
                                           -----------    -----------
         Total .........................   $    89,455    $    67,867
                                           ===========    ===========

                                                     As of
                                           --------------------------
                                            March 31,    December 31,
                                              2003           2002
                                           -----------   ------------
     Total assets (a):
       Generation ......................   $ 2,519,635    $ 2,321,090
       Energy delivery .................     2,559,584      2,487,390
       Transmission ....................       316,824        306,223
       Marketing & sales ...............        60,778         52,143
       Other ...........................       193,420        179,141
                                           -----------    -----------
         Total .........................     5,650,241      5,345,987
       Reclassifications and
         intersegment eliminations(b) ..      (210,864)      (192,003)
                                           -----------    -----------
       Consolidated ....................   $ 5,439,377    $ 5,153,984
                                           ===========    ===========

(a) Total assets by operating segment reflect the assignment of goodwill to applicable reporting units in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets."

(b) Reclassifications and intersegment eliminations relate principally to the reclassification of income tax balances in accordance with generally accepted accounting principles and the elimination of intersegment accounts receivables and payables.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
RESULTS OF OPERATIONS.
----------------------

MidAmerican Energy Company ("MidAmerican Energy") is a public utility with electric and natural gas operations and is the principal subsidiary within MidAmerican Funding, LLC ("MidAmerican Funding").

Management's Discussion and Analysis ("MD&A") addresses the financial statements of MidAmerican Funding and MidAmerican Energy as presented in this joint filing. Information in MD&A related to MidAmerican Energy, whether or not segregated, also relates to MidAmerican Funding. Information related to other subsidiaries of MidAmerican Funding pertains only to the discussion of the financial condition and results of operations of MidAmerican Funding. Where necessary, discussions have been segregated and labeled to allow the reader to identify information applicable only to MidAmerican Funding.

MD&A should be read in conjunction with the financial statements included in this Form 10-Q and the notes to those statements, together with MD&A in MidAmerican Energy's and MidAmerican Funding's most recently filed Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

From time to time, MidAmerican Funding, or one of its subsidiaries individually, including MidAmerican Energy, may make forward-looking statements within the meaning of the federal securities laws that involve judgments, assumptions and other uncertainties beyond the control of MidAmerican Funding or any of its subsidiaries individually. These forward-looking statements may include, among others, statements concerning revenue and cost trends, cost recovery, cost reduction strategies and anticipated outcomes, pricing strategies, changes in the utility industry, planned capital expenditures, financing needs and availability, statements of MidAmerican Funding's expectations, beliefs, future plans and strategies, anticipated events or trends and similar comments concerning matters that are not historical facts. These type of forward-looking statements are based on current expectations and involve a number of known and unknown risks and uncertainties that could cause the actual results and performance of MidAmerican Funding to differ materially from any expected future results or performance, expressed or implied, by the forward-looking statements. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, MidAmerican Funding has identified important factors that could cause actual results to differ materially from those expectations, including weather effects on sales volumes and revenues, fuel prices, fuel transportation and other operating uncertainties, acquisition uncertainty, uncertainties relating to economic and political conditions and uncertainties regarding the impact of regulations, changes in government policy, utility industry deregulation and competition. Neither MidAmerican Funding, nor any one of its subsidiaries individually, assumes any responsibility to update forward-looking information contained herein.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

MidAmerican Energy's and MidAmerican Funding's significant accounting policies are described in their respective Note (1) of Notes to Consolidated Financial Statements in Item 15 of their most recently filed Annual Report on Form 10-K. For a discussion of their critical accounting policies and estimates, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in their most recently filed Annual Report on Form 10-K.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003, COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2002

Regulated Electric Gross Margin
-------------------------------

                                            Three Months
                                           Ended March 31,
                                           ---------------
                                            2003     2002
                                           ------   ------
                                            (In millions)
     Operating revenues ................   $314.9   $306.8
     Cost of fuel, energy and capacity..     88.4     72.4
                                           ------   ------
          Electric gross margin ........   $226.5   $234.4
                                           ======   ======

Electric gross margin for the first quarter of 2003 decreased $7.9 million compared to the first quarter of 2002.

Effective August 1, 2002, MidAmerican Energy and the Nebraska Public Power District ("NPPD") restructured their contract for Cooper Nuclear Station. Accordingly, MidAmerican Energy's costs for energy and capacity purchased from Cooper Nuclear Station are now classified differently on the statement of income. As a result, electric gross margin for the first quarter of 2003 decreased by $8.0 million compared to the first quarter of 2002 due to the change in classification of the related costs. Prior to August 1, 2002, only the fuel costs for energy purchased from Cooper Nuclear Station were classified as a cost of fuel, energy and capacity. Other costs under the contract were classified as other operating expenses. Following the restructuring, all costs for energy and capacity purchased under that contract are included in MidAmerican Energy's cost of fuel, energy and capacity, as with other purchased power costs. Other operating expenses decreased accordingly. Refer to Note
(1)(h) of Notes to Consolidated Financial Statements in Item 15 of MidAmerican Energy's most recently filed Annual Report on Form 10-K for a discussion of the contract restructuring.

Temperature conditions during the first quarter of 2003 were colder than in the first quarter of 2002, resulting in approximately an $8 million increase in electric margin. Electricity usage factors not dependent on weather increased electric margin by $1.4 million compared to the first quarter of 2002. Additionally, a decrease in fuel costs related to Iowa retail electric sales, excluding the impact of restructuring the Cooper Nuclear Station contract, increased electric margin by $2.5 million relative to first quarter of 2002. A decrease in the average retail rate decreased electric margin by $6.4 million. In total, retail electric sales volumes increased 4.8% for the three months ended March 31, 2003.

In addition to the effect of restructuring the contract for Cooper Nuclear Station, MidAmerican Energy's gross margin on electric wholesale sales decreased $2.6 million for first quarter of 2003 due to a decrease in sales volumes, partially offset by an increase in prices compared to the first quarter of 2002. Wholesale sales are the sales of energy to other utilities, municipalities and marketers inside and outside of MidAmerican Energy's delivery system.

MidAmerican Energy sells and purchases electric capacity. The net margin from those sales and purchases decreased $3.9 million compared to the first quarter of 2002.

Regulated Gas Gross Margin
--------------------------

                                   Three Months
                                 Ended March 31,
                                 ---------------
                                  2003     2002
                                 ------   ------
                                  (In millions)
     Operating revenues ......   $413.8   $220.1
     Cost of gas sold ........    329.5    148.5
                                 ------   ------
          Gas gross margin ...   $ 84.3   $ 71.6
                                 ======   ======

Regulated gas revenues include purchased gas adjustment clauses through which MidAmerican Energy is allowed to recover the cost of gas sold from its retail gas utility customers. Consequently, fluctuations in the cost of gas sold do not affect gross margin or net income because revenues reflect comparable fluctuations from purchased gas adjustment clauses. An increase in the per-unit cost of gas for the three-month period ended March 31, 2003, compared to the same period in 2002, increased revenues and cost of gas sold by approximately $163 million.

Gas margin for the three months ended March 31, 2003, increased $12.7 million compared to the three months ended March 31, 2002.

Increases in retail gas rates initiated in 2002 improved gas margin by $8.5 million compared to the first quarter of 2002. On February 20, 2002, the South Dakota Public Utilities Commission approved a settlement agreement allowing increased natural gas rates of $3.1 million annually, effective immediately. On June 12, 2002, the Iowa Utilities Board ("IUB") issued an order granting an interim rate increase of approximately $13.8 million annually, effective immediately. On November 8, 2002, the IUB approved a proposed settlement agreement previously filed by MidAmerican Energy and the Iowa Office of Consumer Advocate that provided for a final increase, implemented on November 25, 2002, of $17.7 million annually for MidAmerican Energy's Iowa retail natural gas customers. On September 11, 2002, MidAmerican Energy received a final order from the Illinois Commerce Commission to increase its Illinois natural gas rates by $2.2 million annually and implemented the rates on September 18, 2002. Refer to the "Rate Matters" section of MD&A for comments on the Iowa gas rate settlement.

Colder temperature conditions during the first quarter of 2003 compared to the same quarter in 2002 resulted in approximately a $6 million increase in gas gross margin. A $2.2 million loss on a weather derivative financial instrument partially offset the increase due to colder temperature conditions. Other usage factors not dependent on weather decreased gas margin by $4.5 million compared to the first quarter of 2002. Total natural gas retail sales volumes increased 11.9%.

Additionally, gas gross margin increased compared to the first quarter of 2002 due to a $2.0 million increase in revenues from the recovery of energy efficiency costs and a $2.3 million increase from gas transported.

Regulated Operating Expenses
----------------------------

Regulated other operating expenses for the first quarter of 2003 decreased $16.0 million compared to the first quarter of 2002. Effective August 1, 2002, MidAmerican Energy and NPPD restructured their contract for Cooper Nuclear Station. Accordingly, MidAmerican Energy's costs for energy and capacity purchased from Cooper Nuclear Station are now classified differently on the statement of income. As a result, other operating expenses for the first quarter of 2003 decreased by $24.1 million compared to the first quarter of 2002. Prior to August 1, 2002, costs under the contract other than fuel costs for energy purchased were classified as other operating expenses. Following the restructuring, all costs for energy and capacity purchased under that contract are included in MidAmerican Energy's cost of fuel, energy and capacity, as with other purchased power. Refer to Note
(1)(h) of Notes to Consolidated Financial Statements in Item 15 of MidAmerican Energy's most recently filed Annual Report on Form 10-K for a discussion of the contract restructuring.

The decrease in other operating expenses due to Cooper Nuclear Station costs was partially offset by increases of $3.3 million in energy efficiency program costs, $2.2 million in pension and other postretirement costs and $1.6 million for health care and other benefit costs.

Property and other taxes increased $3.3 million due to an increase in property taxes.

Nonregulated Operating Revenues and Operating Expenses
------------------------------------------------------

                                               Three Months
                                              Ended March 31,
                                              ---------------
                                               2003     2002
                                              -----    -----
                                               (In millions)
     MidAmerican Energy -
        Nonregulated operating revenues ..    $86.5    $47.4
        Nonregulated cost of sales .......     77.4     41.0
                                              -----    -----
            Nonregulated gross margin ....    $ 9.1    $ 6.4
                                              =====    =====


     MidAmerican Funding Consolidated -
        Nonregulated operating revenues ..    $87.2    $48.2
        Nonregulated cost of sales .......     77.5     41.1
                                              -----    -----
            Nonregulated gross margin ....    $ 9.7    $ 7.1
                                              =====    =====

MidAmerican Energy -

All gains and losses on MidAmerican Energy's energy trading contracts are now reported net on the statement of income in accordance with Emerging Issues Task Force ("EITF") Issue No. 02-3, and 2002 amounts have been reclassified to a consistent presentation. MidAmerican Energy's nonregulated wholesale gas and electric marketing activities qualify as "energy trading" contracts under the guidance of EITF Issue No. 02-3.

MidAmerican Energy's nonregulated gross margin for the first quarter of 2003 increased $2.7 million compared to the first quarter of 2002.

Nonregulated revenues and cost of sales consist substantially of nonregulated retail natural gas marketing operations. Gross margin for MidAmerican Energy's nonregulated retail natural gas operations increased $0.8 million to $1.7 million for the first quarter of 2003. The improvement in gross margin reflects a 66.9% increase in margin per unit and a 16.8% increase in sales volumes. Sales volumes increased 1.3 million MMBtus. Revenues from nonregulated retail natural gas operations increased $31.7 million to $65.4 million for the first quarter of 2003. The increase in revenues was due principally to an increase in the average price per unit sold, which reflects a 66.1% increase in the average cost of gas and accounts for $26.1 million of the increase in nonregulated retail natural gas revenues.

Electric retail customers in Illinois, except for those served by electric cooperatives and municipalities, are allowed to select their electric power supplier. For the first quarter of 2003 compared to the same quarter in 2002, gross margin for nonregulated retail electric operations increased $0.5 million to $2.3 million. Related revenues increased $6.2 million to $15.5 million for the first quarter of 2003 while cost of sales increased $5.7 million to $13.2 million.

Energy trading net revenues increased from $0.6 million for the first quarter of 2002 to $0.7 million for the first quarter of 2003 due to an increase in net revenues, or gross margin, on MidAmerican Energy's gas energy trading operations. Gross margin for MidAmerican Energy's gas energy trading operations increased $0.2 million to $0.6 million for the first quarter of 2003 compared to the first quarter of 2002 due to an increase in the margin per unit sold. Gas trading volumes decreased 28.5%, or 6.9 million MMBtus; an MMBtu is one million British thermal units. Gross margin for electric trading operations decreased $0.1 million compared to the first quarter of 2002.

Nonregulated revenues include income from sharing arrangements under regulated natural gas tariffs. Related income totaled $3.3 million for the first quarter of 2003, an increase of $2.2 million compared to the first quarter of 2002.

Nonregulated revenues decreased relative to the first quarter of 2002, as the 2002 quarter included $1.2 million for emergency storm restoration work performed outside of MidAmerican Energy's service territory.

Nonregulated other operating expenses decreased $1.9 million for the three months ended March 31, 2003, due principally to costs related to the emergency storm restoration work discussed above.

Interest and Dividend Income
----------------------------

The decrease in interest and dividend income was due principally to a $1.2 million decrease in interest income on a note receivable related to MidAmerican Energy's accounts receivable sold. The related arrangement terminated in October 2002.

Marketable Securities Gains and Losses, Net
-------------------------------------------

MidAmerican Funding -

Net losses on marketable securities decreased $3.3 million compared to the first quarter of 2002 due to a $2.9 million loss recorded in the 2002 period related to other-than-temporary declines in two of MidAmerican Funding's common stock investments.

Other Income and Other Expense
------------------------------

MidAmerican Energy -

As a regulated public utility, MidAmerican Energy is allowed to capitalize, and record as income, a cost of construction for equity funds used, based on guidelines set forth by the Federal Energy Regulatory Commission ("FERC"). Other income for the capitalized allowance on equity funds used during construction totaled $3.9 million in the first quarter of 2003 compared to $1.2 million in the first quarter of 2002. MidAmerican Energy anticipates recording income for the allowance on equity funds used during construction over the next several years while the announced generating plants are constructed.

Other expense includes a discount on MidAmerican Energy's accounts receivable sold to MidAmerican Energy Funding Corporation. The discount was designed to cover the expenses of MidAmerican Energy Funding Corporation, including bad debt expense, subservicer fees, monthly administrative costs and interest. The discount was recorded in other expense because it is not reflected in utility cost of service for regulatory purposes. The discount totaled $1.7 million for the first quarter of 2002. The related arrangement terminated in October 2002

MidAmerican Funding -

Other income for the first quarter of 2003 and 2002 includes $0.3 million and $5.3 million, respectively, of income from MidAmerican Capital Company's ("MidAmerican Capital") equity method investments. Equity income for 2002 includes $5.3 million of income for a distribution of common stock held by one of MidAmerican Capital's venture capital fund investments.

Other expense for the first quarter of 2003 includes a $2.1 million write down for the impairment of a special purpose fund investment.

Fixed Charges and Preferred Dividends
-------------------------------------

The increase in interest on long-term debt was due to interest on $400 million of MidAmerican Energy notes issued in February 2002 and another $275 million issued in January 2003. The increase was partially offset by the effect of debt maturities in 2002 and 2003 and lower variable interest rates in the first quarter of 2003.

Other interest expense increased in the first quarter of 2003 for interest on regulatory liabilities associated with the electric revenue sharing arrangement in Iowa and the restructuring of MidAmerican Energy's contract related to Cooper Nuclear Station.

MidAmerican Energy's preferred dividends of its subsidiary trust decreased due to the reacquisition of all of the related preferred securities on March 11, 2002. In addition, preferred dividends decreased due to the reacquisition of preferred securities in May 2002.

LIQUIDITY AND CAPITAL RESOURCES

MidAmerican Energy and MidAmerican Funding have available a variety of sources of liquidity and capital resources, both internal and external. These resources provide funds required for current operations, construction expenditures, dividends, debt retirement and other capital requirements.

As reflected on the Consolidated Statements of Cash Flows, MidAmerican Energy's net cash provided by operating activities was $226.5 million and $160.8 million for the three months ended March 31, 2003 and 2002, respectively. MidAmerican Funding's net cash provided by operating activities was $210.2 million and $140.5 million for the three months ended March 31, 2003 and 2002, respectively.

Investing Activities and Plans
------------------------------

Utility Construction Expenditures -

MidAmerican   Energy's   primary  need  for  capital  is  utility   construction
expenditures. For the first three months of 2003, utility construction expenditures totaled $76.6 million, including allowance for funds used during construction, or capitalized financing costs, and Quad Cities Station nuclear fuel purchases.

Forecasted utility construction expenditures, including allowance for funds used during construction, are $368 million for 2003. Capital expenditure needs are reviewed regularly by management and may change significantly as a result of such reviews.

Through 2007, MidAmerican Energy plans to develop and construct three electric generating projects in Iowa. The projects would provide service to regulated retail electricity customers and, subject to regulatory approvals, be included in regulated rate base in Iowa, Illinois and South Dakota. Wholesale sales may also be made from the plants to the extent the power is not needed for regulated retail service. MidAmerican Energy expects to invest approximately $1.44 billion in the three projects.

The first project is a natural gas-fired combined cycle unit with an estimated cost of $357 million, plus allowance for funds used during construction. MidAmerican Energy will own 100% of the plant and operate it. MidAmerican Energy has received a certificate from the Iowa Utilities Board ("IUB") allowing it to construct the plant. Also, on May 29, 2002, the IUB issued an order that provides the ratemaking principles for the plant. The plant will be operated in simple cycle mode during 2003 and 2004, resulting in 327 megawatts ("MW") of accredited capacity. Commercial operation of the simple cycle mode began on May 5, 2003. The combined cycle operation is expected to commence in 2005, resulting in an expected additional 190 MW of accredited capacity.

The second project is currently under development and is expected to be a 790-MW (based on expected accreditation) super-critical-temperature, coal-fired plant fueled with low-sulfur coal. If constructed, MidAmerican Energy will operate the plant and expects to own approximately 475 MW of the plant. MidAmerican Energy expects to invest approximately $759 million in the project, plus allowance for funds used during construction. Municipal, cooperative and public power utilities will own the remainder, which is a typical ownership arrangement for large base-load plants in Iowa. On January 23, 2003, MidAmerican Energy received an order approving the issuance of a certificate from the IUB allowing it to construct the plant. MidAmerican Energy has made a filing with the IUB for approval of ratemaking principles pertaining to this plant. On February 12, 2003, MidAmerican Energy executed a contract with Mitsui & Co. Energy Development, Inc. for the engineering, procurement and construction of the plant and issued a limited notice to proceed authorizing detailed engineering. A full notice to proceed authorizing construction is expected following approval of the ratemaking principles. Continued development of this plant is subject to obtaining environmental and other required permits, as well as receiving orders from the IUB approving construction of the associated transmission facilities and establishing ratemaking principles which are satisfactory to MidAmerican Energy.

The third project is currently under development and is expected to be wind power facilities totaling 310 MW based on the nameplate rating. Generally speaking, accredited capacity ratings for wind power facilities are considerably less than the nameplate ratings. If constructed, MidAmerican Energy will own and operate these facilities, which are expected to cost approximately $323 million, plus associated transmission facilities. MidAmerican Energy's plan to construct the wind project is in conjunction with a settlement proposal to extend through December 31, 2010, a rate freeze that is currently scheduled to expire at the end of 2005. The proposed settlement is subject to approval by the IUB. Refer to the "Rate Matters" section below for more discussion of the rate aspects of the proposed settlement.

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

Contractual Obligations and Commercial Commitments -

MidAmerican Energy and MidAmerican Funding have various contractual obligations and commercial commitments. The following table summarizes as of March 31, 2003, the material cash obligations of MidAmerican Energy and MidAmerican Funding (in millions). The table has been updated from December 31, 2002, to reflect issuances and retirements of long-term debt and on-going changes in commitments due to operating lease and fuel transactions.

                                                                     Period Payments are Due
                                                              -------------------------------------
                                                              April 1 to
                                                                Dec. 31,  2004-    2006-    After
Type of Obligation                                     Total     2003     2005     2007     2007
------------------                                   -------- ---------- ------   ------   --------

MidAmerican Energy:
Long-term debt, excluding unamortized
     debt premium and discount, net ..............   $1,151.9   $  5.6   $147.0   $162.0   $  837.3
Operating leases (1) .............................       19.5      5.7      8.8      4.2        0.8
Coal, electricity and natural gas
     contract commitments (1) ....................      561.9    141.2    253.3     74.2       93.2
                                                     --------   ------   ------   ------   --------
     Total .......................................    1,733.3    152.5    409.1    240.4      931.3

MidAmerican Funding parent and other subsidiaries:
Long-term debt, excluding unamortized
     debt premium and discount, net ..............      700.0       --       --       --      700.0
                                                     --------   ------   ------   ------   --------
     Total .......................................   $2,433.3   $152.5   $409.1   $240.4   $1,631.3
                                                     ========   ======   ======   ======   ========

(1) The operating leases and fuel and energy commitments are not reflected on the Consolidated Balance Sheets. Refer to Note (4)(f) in Notes to Consolidated Financial Statements in Item 15 of MidAmerican Energy's and MidAmerican Funding's most recently filed Annual Report on Form 10-K for a discussion of the nature of these commitments.

The above table includes MidAmerican Energy's and MidAmerican Funding's unconditional purchase obligations. MidAmerican Energy has other types of commitments that are subject to change and relate primarily to the items listed below. For additional information, refer, where applicable, to the respective referenced note in Notes to Consolidated Financial Statements of MidAmerican Energy's and MidAmerican Funding's most recently filed Annual Report on Form 10-K.

- Construction expenditures: Refer to the "Utility Construction Expenditures" section above.
-    Manufactured gas plant facilities (see Note 2 a. of this Form 10-Q)
- Nuclear decommissioning costs (see Note (4)(d) of MidAmerican Energy's and MidAmerican Funding's most recently filed Annual Report on Form 10-K)
- Residual guarantees on operating leases (see Note (1)(j) of MidAmerican Energy's and MidAmerican Funding's most recently filed Annual Report on Form 10-K)

Financing Activities, Plans and Availability
--------------------------------------------

Debt Authorizations and Credit Facilities -

MidAmerican Energy has authority from the Federal Energy Regulatory Commission ("FERC") to issue through April 14, 2005, short-term debt in the form of commercial paper and bank notes aggregating $500 million. MidAmerican Energy currently has in place a $370.4 million revolving credit facility that supports its $250 million commercial paper program and its variable rate pollution control revenue obligations. The facility expires January 15, 2004. In addition, MidAmerican Energy has a $5.0 million line of credit, which expires July 1, 2003.

On  January  14,  2003,   MidAmerican  Energy  issued  $275  million  of  5.125%
medium-term notes due in 2013. The proceeds were used to refinance existing debt and for other corporate purposes.

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

MidAmerican Energy is required to obtain authorization from the Illinois Commerce Commission ("ICC") prior to issuing any securities. If 90% or more of the proceeds from a securities issuance are used for refinancing purposes, MidAmerican Energy need only provide the ICC with an "informational statement" prior to the issuance which sets forth the type, amount and use of the proceeds of the securities to be issued. If less than 90% of the proceeds are used for refinancing, MidAmerican must file a comprehensive application seeking authorization prior to issuance. The ICC is required to hold a hearing before issuing its authorization. MidAmerican Energy currently has authority from the ICC to issue up to approximately $15 million of medium-term notes for refinancing purposes.

Other Information -

MHC Inc., MidAmerican Energy's parent company, has a $4.0 million line of credit, expiring July 1, 2003, to provide for short-term financing needs, none of which was outstanding at March 31, 2003. MidAmerican Capital has a $6.1 million line of credit expiring July 1, 2003, none of which was outstanding at March 31, 2003.

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

In conjunction with its wholesale marketing and trading activities, MidAmerican Energy must meet credit quality standards as required by counterparties. MidAmerican Energy has energy trading agreements that, in accordance with industry practice, either specifically require it to maintain investment grade credit ratings or provide the right for counterparties to demand "adequate assurances" in the event of a material adverse change in MidAmerican Energy's creditworthiness. If one or more of MidAmerican Energy's credit ratings decline below investment grade, MidAmerican Energy may be required to post cash collateral, letters of credit or other similar credit support to facilitate ongoing wholesale marketing and trading activities. As of March 31, 2003, MidAmerican Energy's estimated potential collateral requirements totaled approximately $157 million. MidAmerican Energy's collateral requirements could fluctuate considerably due to seasonality, market price volatility, a loss of key MidAmerican Energy generating facilities or other related factors.

RATE MATTERS

Under a settlement agreement approved by the IUB on December 21, 2001, MidAmerican Energy's Iowa retail electric rates in effect on December 31, 2000, are effectively frozen through December 31, 2005. In approving that settlement, the IUB specifically allows the filing of electric rate design and/or cost of service rate changes that are intended to keep overall company revenues unchanged but could result in changes to individual tariffs. Under the 2001 settlement agreement, an amount equal to 50% of revenues associated with Iowa retail electric returns on equity between 12% and 14%, and 83.33% of revenues associated with Iowa retail electric returns on equity above 14%, in each year is recorded as a regulatory liability to be used to offset a portion of the cost to Iowa customers of future generating plant investments. An amount equal to the regulatory liability is recorded as a regulatory charge in depreciation and amortization expense when the liability is accrued. Interest expense is accrued on the portion of the regulatory liability related to prior years. Beginning in 2002, the liability is being relieved as it is credited against allowance for funds used during construction, or capitalized financing costs, associated with generating plant additions. As of March 31, 2003, the related regulatory liability reflected on the Consolidated Balance Sheet totaled $117.4 million.

On March 20, 2003, MidAmerican Energy and the Iowa Office of Consumer Advocate agreed upon a proposed settlement in which the rate freeze described above would be extended through December 31, 2010. Under the proposed settlement, for calendar years 2006 through 2010, an amount equal to 40% of revenues associated with Iowa retail electric returns on equity between 11.75% and 13.0%; 50% of revenues associated with Iowa retail electric returns on equity between 13.0% and 14.0%; and 83.3% of revenues associated with Iowa retail electric returns on equity greater than 14.0% will be applied as a reduction to offset some of the capital costs on the Iowa portion of three generation projects. In addition, the proposed settlement provides that if Iowa retail electric returns on equity fall below 10% in any consecutive 12-month period after January 1, 2006, MidAmerican Energy may seek to file for a general increase in rates. However, prior to filing for a general increase in rates, MidAmerican Energy is required by the proposed settlement to conduct 30 days of good faith negotiations with all of the signatories to the proposed settlement to attempt to avoid a general increase in rates. The proposed settlement is subject to approval by the IUB. The IUB is expected to rule on the proposal during the second half of 2003.

LEGISLATIVE AND REGULATORY EVOLUTION

Electric Deregulation
---------------------

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

Regional Transmission Organizations
-----------------------------------

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

Standard Electricity Market Design
----------------------------------

On July 31, 2002, the FERC issued a notice of proposed rulemaking with respect to Standard Market Design. The FERC initially characterized the proposal as portending "sweeping changes" to the use and expansion of the interstate transmission and wholesale bulk power systems in the United States. The proposal includes numerous proposed changes to the current regulation of transmission and generation facilities designed "to promote economic efficiency" and replace the "obsolete patchwork we have today," according to the FERC's chairman. The FERC recently issued a White Paper indicating that a final rule may focus on the formation of regional transmission organizations and allow for regional differences. The proposed rule may impact the costs of MidAmerican Energy's electricity and transmission products. A final rule is unlikely to be fully implemented until at least 2004. MidAmerican Energy is still evaluating the proposed rule and recognizes there is uncertainty as to the timing and outcome of this rulemaking. Accordingly, the likely impact of the proposed rule on MidAmerican Energy's transmission and generation businesses is unknown.

ENVIRONMENTAL MATTERS

The U.S. Environmental Protection Agency ("EPA") and state environmental agencies have determined that contaminated wastes remaining at decommissioned manufactured gas plant facilities may pose a threat to the public health or the environment if these contaminants are in sufficient quantities and at sufficient concentrations as to warrant remedial action.

MidAmerican Energy has evaluated or is evaluating 27 properties that were, at one time, sites of gas manufacturing plants in which it may be a potentially responsible party. The purpose of these evaluations is to determine whether waste materials are present, whether the materials constitute an environmental or health risk, and whether MidAmerican Energy has any responsibility for remedial action. As of March 31, 2003, MidAmerican Energy has recorded a $21 million liability for these sites and a corresponding regulatory asset for future recovery through the regulatory process. Refer to Note 2a of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for further discussion of MidAmerican Energy's environmental activities related to manufactured gas plant sites and cost recovery.

Although the timing of potential incurred costs and recovery of costs in rates may affect the results of operations in individual periods, management believes that the outcome of these issues will not have a material adverse effect on MidAmerican Energy's financial position or results of operations.

In July 1997, the EPA adopted revisions to the National Ambient Air Quality Standards for ozone and a new standard for fine particulate matter. In February 2001, the United States Supreme Court upheld the constitutionality of the standards, though remanding the issue of implementation of the ozone standard to the EPA. The impact of the new standards on MidAmerican Energy is currently unknown. These standards could be superceded, in whole or in part, by a variety of multi-pollutant emission reduction initiatives. Refer to Note 2b of Notes to Consolidated Financial Statements in Item 2 of this Form 10-Q for further discussion of this issue.

In 2001, the state of Iowa passed legislation that, in part, requires rate-regulated utilities to develop a multi-year plan and budget for managing regulated emissions from their generating facilities in a cost-effective manner. MidAmerican Energy's proposed plan and associated budget ("the Plan") was filed with the IUB on April 1, 2002, in accordance with state law. MidAmerican Energy expects the IUB to rule on the prudence of the Plan in 2003. MidAmerican Energy is required to file updates to the Plan at least every two years.

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

Under the New Source Review ("NSR") provisions of the Clean Air Act ("CAA") a utility is required to obtain a permit from the EPA prior to (1) beginning construction of a new major stationary source of an NSR-regulated pollutant or
(2) making a physical or operational change (a "major modification") to an existing facility that potentially increases emissions, unless the changes are exempt under the regulations. In general, projects subject to NSR regulations are subject to pre-construction review and permitting under the Prevention of Significant Deterioration ("PSD") provisions of the CAA. Under the PSD program, a project that emits threshold levels of regulated pollutants must undergo a Best Available Control Technology analysis and evaluate the most effective emissions controls. These controls must be installed in order to receive a permit. Routine maintenance, repair and replacement are not subject to the NSR provisions; however, these types of activities have historically been subject to changing interpretations under the NSR program. The EPA has proposed a change to the NSR provisions relating to routine maintenance, repair and replacement. Violation of NSR regulations potentially subjects a utility to fines and/or other sanctions. The impact on MidAmerican Energy of any final rules is not currently known.

In recent years, the EPA has requested from several utilities information and support regarding their capital projects for various generating plants. The requests were issued as part of an industry-wide investigation to assess compliance with the NSR and the New Source Performance Standards of the CAA. In December 2002, MidAmerican Energy received an initial request from the EPA to provide documentation related to its capital projects from January 1, 1980, to the present for its Neal, Council Bluffs, Louisa and Riverside Energy Centers. MidAmerican Energy is in the process of responding to requests and at this time cannot predict the outcome of the requests.

GENERATING CAPABILITY

In July 2002, retail customer usage of electricity caused a new record hourly peak demand of 3,889 megawatts on MidAmerican Energy's energy system, surpassing the previous record peak of 3,833 MW set in July 1999. MidAmerican Energy is interconnected with Iowa and neighboring utilities and is involved in an electric power pooling agreement known as Mid-Continent Area Power Pool ("MAPP"). Each MAPP participant is required to maintain for emergency purposes a net generating capability reserve of at least 15% above its system peak demand. For the 2002 cooling season, MidAmerican Energy's reserve was approximately 21% above its system peak demand.

MidAmerican Energy believes it has adequate electric capacity reserve through 2003 and continues to manage its generating resources to ensure an adequate reserve in the future. MidAmerican Energy is in the process of constructing a natural gas-fired combined cycle unit to be completed in two phases in 2003 and 2005. The first phase, totaling 327 MW, began commercial operation on May 5, 2003. MidAmerican Energy expects the second phase to provide approximately 190 MW of additional accredited capacity. Up to an additional 475 MW of owned coal-fired generation is expected to be operational by the summer of 2007. MidAmerican Energy has also announced a plan to construct wind power facilities, subject to approval by the IUB. However, significantly higher-than-normal temperatures during the cooling season could cause MidAmerican Energy's reserve to fall below the 15% minimum. If MidAmerican Energy fails to maintain the appropriate reserve, significant penalties could be contractually imposed by MAPP.

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

NEW ACCOUNTING PRONOUNCEMENT

On April 30, 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends SFAS No. 133 for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 149 also amends certain other existing pronouncements and will require contracts with comparable characteristics to be accounted for similarly. In particular, SFAS No. 149 clarifies when a contract with an initial net investment meets the characteristic of a derivative and clarifies when a derivative that contains a financing component will require special reporting in the statement of cash flows. SFAS No. 149 is effective for MidAmerican Energy and MidAmerican Funding for contracts entered into or modified after June 30, 2003. MidAmerican Energy and MidAmerican Funding are evaluating the impact of adopting the requirements of SFAS No. 149.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
-------------------------------------------------------------------

Reference is made to MidAmerican Energy's and MidAmerican Funding's most recently filed Annual Report on Form 10-K, and in particular, Notes (1)(i) and
(8) in Notes to Consolidated Financial Statements in Item 15 of that report. As of March 31, 2003, there have been no material changes in the market risks described therein.

ITEM 4. CONTROLS AND PROCEDURES.
--------------------------------

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.
---------------------------

MidAmerican Funding and its subsidiaries currently have no material legal proceedings.

Information on MidAmerican Energy's environmental matters is included in the "Environmental Matters" section of Management's Discussion and Analysis in Item 2 of this Form 10-Q.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.
--------------------------------------------------

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
-----------------------------------------

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

Not applicable.

ITEM 5.  OTHER INFORMATION.
---------------------------

Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
------------------------------------------

(A)      EXHIBITS

Reference is made to the accompanying Exhibit Index for a list of exhibits filed as a part of this Quarterly Report.

(B)      REPORTS ON FORM 8-K

          None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                            MIDAMERICAN FUNDING, LLC
                           MIDAMERICAN ENERGY COMPANY
                           --------------------------
                                  (Registrants)







Date  May 12, 2003        /s/  Patrick J. Goodman
    --------------        ----------------------------
                               Patrick J. Goodman
                          Vice President and Treasurer
                           of MidAmerican Funding, LLC




                          /s/  Thomas B. Specketer
                  --------------------------------------------
                               Thomas B. Specketer
                          Vice President and Controller
                          of MidAmerican Energy Company
                  (principal financial and accounting officer)

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


Date:  May 12, 2003
                               /s/ David L. Sokol
                               ------------------
                                 David L. Sokol
                             Chief Executive Officer

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

Date:  May 12, 2003
                             /s/ Patrick J. Goodman
                             ----------------------
                               Patrick J. Goodman
                          Vice President and Treasurer
                            (chief financial officer)

                     SECTION 302 CERTIFICATION FOR FORM 10-Q
CERTIFICATIONS
--------------

I, Jack L. Alexander, certify that:

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


Date:  May 12, 2003
                              /s/ Jack L. Alexander
                              ---------------------
                                Jack L. Alexander
                              Senior Vice President
                          (co-chief executive officer)

                     SECTION 302 CERTIFICATION FOR FORM 10-Q
CERTIFICATIONS
--------------

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


Date:  May 12, 2003
                                /s/ Todd M. Raba
                                ----------------
                                  Todd M. Raba
                              Senior Vice President
                          (co-chief executive officer)

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


Date:  May 12, 2003
                             /s/ Thomas B. Specketer
                             -----------------------
                               Thomas B. Specketer
                          Vice President and Controller
                            (chief financial officer)

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

MidAmerican Funding
-------------------

99.4 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (chief executive officer)

99.5 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (chief financial officer)