Form 10-Q
period 2003-06-30
MIDAMERICAN ENERGY CO; MIDAMERICAN FUNDING LLC
filed 2003-08-06
CIK 928576, 1098296

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

As of July 25, 2003, all of the member's equity of MidAmerican Funding, LLC was held by its parent company, MidAmerican Energy Holdings Company.

As of July 25, 2003, all 70,980,203 outstanding shares of MidAmerican Energy Company's voting stock were held by its parent company, MHC Inc., a direct, wholly owned subsidiary of MidAmerican Funding, LLC.

This combined Form 10-Q is separately filed by MidAmerican Funding, LLC and MidAmerican Energy Company. Information herein relating to each individual registrant is filed by such registrant on its own behalf. Accordingly, except for its subsidiaries, MidAmerican Energy Company makes no representation as to information relating to any other subsidiary of MidAmerican Funding, LLC.


                                TABLE OF CONTENTS
                                -----------------

                       PART I. FINANCIAL INFORMATION                       Page
                                                                           ----

Item 1.   Financial Statements................................................ 3
Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.........................................21
Item 3.   Quantitative and Qualitative Disclosures About Market Risk..........37
Item 4.   Controls and Procedures.............................................37

                                         PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings...................................................38
Item 2.   Changes in Securities and Use of Proceeds...........................38
Item 3.   Defaults Upon Senior Securities.....................................38
Item 4.   Submission of Matters to a Vote of Security Holders.................38
Item 5.   Other Information...................................................38
Item 6.   Exhibits and Reports on Form 8-K....................................38

SIGNATURES....................................................................39
EXHIBIT INDEX ................................................................40

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.                                             Page

                           MidAmerican Energy Company

     Independent Accountants' Report......................................... 4
     Consolidated Balance Sheets............................................. 5
     Consolidated Statements of Income....................................... 6
     Consolidated Statements of Comprehensive Income......................... 7
     Consolidated Statements of Cash Flows................................... 8
     Notes to Consolidated Financial Statements.............................. 9

                            MidAmerican Funding, LLC

     Independent Accountants' Report.........................................14
     Consolidated Balance Sheets.............................................15
     Consolidated Statements of Income.......................................16
     Consolidated Statements of Comprehensive Income.........................17
     Consolidated Statements of Cash Flows...................................18
     Notes to Consolidated Financial Statements..............................19

                         INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors and Shareholder
MidAmerican Energy Company
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Energy Company and subsidiaries (the "Company") as of June 30, 2003, and the related consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2003 and 2002, and of cash flows for the six-month periods ended June 30, 2003 and 2002. These interim financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Des Moines, Iowa
July 30, 2003

                           MIDAMERICAN ENERGY COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                    AS OF
                                                          ---------------------------
                                                           JUNE 30,      DECEMBER 31,
                                                             2003           2002
                                                          -----------    ------------
                                                          (UNAUDITED)
                                     ASSETS
UTILITY PLANT, NET
Electric ..............................................   $ 4,991,165    $ 4,731,002
Gas ...................................................       914,284        900,209
                                                          -----------    -----------
                                                            5,905,449      5,631,211
Accumulated depreciation and amortization .............    (3,158,552)    (3,011,123)
                                                          -----------    -----------
                                                            2,746,897      2,620,088
Construction work in progress .........................       106,017        205,988
                                                          -----------    -----------
                                                            2,852,914      2,826,076
                                                          -----------    -----------

CURRENT ASSETS
Cash and cash equivalents .............................        94,129         28,500
Receivables, net ......................................       256,170        321,321
Inventories ...........................................        49,050         88,492
Other .................................................        17,338         28,655
                                                          -----------    -----------
                                                              416,687        466,968
                                                          -----------    -----------

INVESTMENTS AND NONREGULATED PROPERTY, NET ............       286,069        273,864
REGULATORY ASSETS .....................................       284,395        192,514
OTHER ASSETS ..........................................        35,955         52,457
                                                          -----------    -----------
TOTAL ASSETS ..........................................   $ 3,876,020    $ 3,811,879
                                                          ===========    ===========

                         CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common shareholder's equity ...........................   $ 1,311,171    $ 1,307,067
MidAmerican Energy preferred securities ...............        31,759         31,759
Long-term debt, excluding current portion .............     1,084,903        947,691
                                                          -----------    -----------
                                                            2,427,833      2,286,517
                                                          -----------    -----------
CURRENT LIABILITIES
Notes payable .........................................             -         55,000
Current portion of long-term debt .....................        56,833        105,727
Accounts payable ......................................       131,280        239,531
Taxes accrued .........................................        90,868         83,063
Interest accrued ......................................        10,479          9,731
Other .................................................        52,542         55,464
                                                          -----------    -----------
                                                              342,002        548,516
                                                          -----------    -----------
OTHER LIABILITIES
Deferred income taxes .................................       427,049        424,153
Investment tax credits ................................        54,698         56,886
Asset retirement obligations ..........................       283,141        159,757
Regulatory liabilities ................................       137,734        118,011
Other .................................................       203,563        218,039
                                                          -----------    -----------
                                                            1,106,185        976,846
                                                          -----------    -----------
TOTAL CAPITALIZATION AND LIABILITIES ..................   $ 3,876,020    $ 3,811,879
                                                          ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                           MIDAMERICAN ENERGY COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (In thousands)

                                              THREE MONTHS                SIX MONTHS
                                             ENDED JUNE 30,             ENDED JUNE 30,
                                          --------------------    ------------------------
                                            2003        2002         2003           2002
                                          --------    --------    ----------    ----------
                                                           (UNAUDITED)
OPERATING REVENUES
Regulated electric ....................   $329,287    $325,810    $  644,229    $  632,588
Regulated gas .........................    155,075     126,070       568,854       346,127
Nonregulated ..........................     51,521      40,808       137,996        88,257
                                          --------    --------    ----------    ----------
                                           535,883     492,688     1,351,079     1,066,972
                                          --------    --------    ----------    ----------
OPERATING EXPENSES
Regulated:
  Cost of fuel, energy and capacity ...     82,454      72,868       170,872       145,317
  Cost of gas sold ....................    111,747      86,805       441,274       235,319
  Other operating expenses ............     89,221     107,592       171,869       206,191
  Maintenance .........................     37,447      31,751        65,729        60,696
  Depreciation and amortization .......     77,797      71,345       146,282       140,669
  Property and other taxes ............     19,373      19,295        39,930        36,589
                                          --------    --------    ----------    ----------
                                           418,039     389,656     1,035,956       824,781
                                          --------    --------    ----------    ----------
Nonregulated:
  Cost of sales .......................     43,360      32,846       120,749        73,809
  Other ...............................      4,336       4,597         8,068        10,226
                                          --------    --------    ----------    ----------
                                            47,696      37,443       128,817        84,035
                                          --------    --------    ----------    ----------
  Total operating expenses ............    465,735     427,099     1,164,773       908,816
                                          --------    --------    ----------    ----------

OPERATING INCOME ......................     70,148      65,589       186,306       158,156
                                          --------    --------    ----------    ----------

NON-OPERATING INCOME
Interest and dividend income ..........      1,383       2,831         2,509         5,277
Other income ..........................      5,461       2,356         9,899         4,721
Other expense .........................       (523)     (2,583)         (872)       (4,743)
                                          --------    --------    ----------    ----------
                                             6,321       2,604        11,536         5,255
                                          --------    --------    ----------    ----------

FIXED CHARGES
Interest on long-term debt ............     18,012      18,302        36,570        34,888
Other interest expense ................        927         883         1,946         1,708
Preferred dividends of subsidiary trust          -           -             -         1,574
Allowance for borrowed funds ..........     (1,092)       (669)       (2,683)       (1,265)
                                          --------    --------    ----------    ----------
                                            17,847      18,516        35,833        36,905
                                          --------    --------    ----------    ----------

INCOME BEFORE INCOME TAXES ............     58,622      49,677       162,009       126,506
INCOME TAXES ..........................     25,490      20,426        70,185        53,871
                                          --------    --------    ----------    ----------
NET INCOME ............................     33,132      29,251        91,824        72,635
PREFERRED DIVIDENDS ...................        327       1,430           764         2,278
                                          --------    --------    ----------    ----------

EARNINGS ON COMMON STOCK ..............   $ 32,805    $ 27,821    $   91,060    $   70,357
                                          ========    ========    ==========    ==========

   The accompanying notes are an integral part of these financial statements.

                           MIDAMERICAN ENERGY COMPANY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)

                                                     THREE MONTHS             SIX MONTHS
                                                    ENDED JUNE 30,          ENDED JUNE 30,
                                                   2003        2002        2003        2002
                                                 --------    --------    --------    --------
                                                                              (UNAUDITED)

EARNINGS ON COMMON STOCK .....................   $ 32,805    $ 27,821    $ 91,060    $ 70,357
                                                 --------    --------    --------    --------

OTHER COMPREHENSIVE LOSS
Unrealized gains (losses) on cash flow hedges:
  Unrealized gains (losses) during period-
    Before income taxes ......................        967         682      11,635      (2,204)
    Income tax (expense) benefit .............       (402)       (283)     (4,837)        916
                                                 --------    --------    --------    --------
                                                      565         399       6,798      (1,288)
                                                 --------    --------    --------    --------
  Less realized gains (losses) reflected in
    earnings on common stock during period-
      Before income taxes ....................      2,112       1,586      12,843        (380)
      Income tax (expense) benefit ...........       (878)       (659)     (5,339)        158
                                                 --------    --------    --------    --------
                                                    1,234         927       7,504        (222)
                                                 --------    --------    --------    --------

Other comprehensive loss .....................       (669)       (528)       (706)     (1,066)
                                                 --------    --------    --------    --------

COMPREHENSIVE INCOME .........................   $ 32,136    $ 27,293    $ 90,354    $ 69,291
                                                 ========    ========    ========    ========

   The accompanying notes are an integral part of these financial statements.

                           MIDAMERICAN ENERGY COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                             SIX MONTHS
                                                                           ENDED JUNE 30,
                                                                       -----------------------
                                                                         2003         2002
                                                                       ---------    ----------
                                                                            (UNAUDITED)
NET CASH FLOWS FROM OPERATING ACTIVITIES
Net income ..........................................................  $  91,824    $  72,635
Adjustments to reconcile net income to net cash provided:
  Depreciation and amortization .....................................    146,856      141,229
  Deferred income taxes and investment tax credit, net ..............      1,210        1,771
  Amortization of other assets and liabilities ......................     14,105       19,789
  Cash outflows of accounts receivable securitization ...............          -       (8,000)
  Impact of changes in working capital ..............................     24,160      (27,069)
  Other, net ........................................................     (2,045)      18,416
                                                                       ---------    ---------
    Net cash provided by operating activities .......................    276,110      218,771
                                                                       ---------    ---------

NET CASH FLOWS FROM INVESTING ACTIVITIES
Utility construction expenditures ...................................   (151,637)    (135,911)
Less non-cash and change in accrued utility construction expenditures     (4,290)       1,988
Quad Cities Station decommissioning trust fund ......................     (4,150)      (4,150)
Nonregulated capital expenditures ...................................       (557)        (381)
Other investing activities, net .....................................      7,496           66
                                                                       ---------    ---------
  Net cash used in investing activities .............................   (153,138)    (138,388)
                                                                       ---------    ---------

NET CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid ......................................................    (87,014)     (32,278)
Issuance of long-term debt, net .....................................    272,572      391,236
Retirement of long-term debt, including reacquisition cost ..........   (187,901)      (2,478)
Reacquisition of preferred securities ...............................          -     (126,680)
Net decrease in notes payable .......................................    (55,000)     (89,350)
                                                                       ---------    ---------
  Net cash provided by (used in) financing activities ...............    (57,343)     140,450
                                                                       ---------    ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS ...........................     65,629      220,833
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ....................     28,500       20,020
                                                                       ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..........................  $  94,129    $ 240,853
                                                                       =========    =========

ADDITIONAL CASH FLOW INFORMATION
Interest paid, net of amounts capitalized ...........................  $  32,114    $  21,390
                                                                       =========    =========
Income taxes paid, net ..............................................  $  63,240    $  28,723
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

2.   NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, MidAmerican Energy adopted Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires recognition on the balance sheet of legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of such assets. Concurrent with the recognition of the liability, the estimated cost of an asset retirement obligation is capitalized and depreciated over the remaining life of the asset.

On January 1, 2003, MidAmerican Energy recorded $275.2 million of asset retirement obligation ("ARO") liabilities; $12.6 million of associated ARO assets, net of accumulated depreciation; $101.8 million of regulatory assets; and reclassified $1.0 million of accumulated depreciation to the ARO liability in conjunction with adoption of SFAS No. 143. Adoption of SFAS No. 143 did not impact net income. The initial ARO liability recognized includes $266.5 million that pertains to obligations associated with the decommissioning of the Quad Cities Station. The $266.5 million includes a $159.8 million nuclear decommissioning liability that had been recorded as of December 31, 2002. As of June 30, 2003, $173.1 million of assets reflected in Investments and Nonregulated Property, Net on the Consolidated Balance Sheet are restricted for satisfying the Quad Cities Station obligation.

The change in the balance of the ARO liability during the first half of 2003 is summarized as follows (in thousands):

                   Balance January 1, 2003 ......   $275,228
                   Capitalized accretion ........      7,913
                                                    --------
                   Balance June 30, 2003 ........   $283,141
                                                    ========

Capitalized accretion is charged to a regulatory asset. In addition to the ARO liabilities recognized on January 1, MidAmerican Energy has accrued for the cost of removing other electric and gas assets through its depreciation rates, in accordance with accepted regulatory practices. As of June 30, 2003, the estimated amount of such accruals included in accumulated depreciation was approximately $395 million based on the cost of removal component in current depreciation rates.

On April 30, 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends SFAS No. 133 for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 149 also amends certain other existing pronouncements and will require contracts with comparable characteristics to be accounted for similarly. In particular, SFAS No. 149 clarifies when a contract with an initial net investment meets the characteristic of a derivative and clarifies when a derivative that contains a financing component will require special reporting in the statement of cash flows. SFAS No. 149 is effective for MidAmerican Energy and MidAmerican Funding for contracts entered into or modified after June 30, 2003. MidAmerican Energy and MidAmerican Funding are evaluating the impact of adopting the requirements of SFAS No. 149.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for MidAmerican Funding and MidAmerican Energy for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the third quarter of 2003. MidAmerican Funding and MidAmerican Energy do not currently have financial instruments within the scope of SFAS No. 150.

3.   ENVIRONMENTAL MATTERS

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

MidAmerican Energy has evaluated or is evaluating 27 properties that were, at one time, sites of gas manufacturing plants in which it may be a potentially responsible party. The purpose of these evaluations is to determine whether waste materials are present, whether the materials constitute a health or environmental risk, and whether MidAmerican Energy has any responsibility for remedial action. MidAmerican Energy is actively working with the regulatory agencies and has received regulatory closure on four sites. MidAmerican Energy is continuing to evaluate several of the sites to determine the future liability, if any, for conducting site investigations or other site activity.

MidAmerican Energy estimates the range of possible costs for investigation, remediation and monitoring for the sites discussed above to be $16 million to $54 million. As of June 30, 2003, MidAmerican Energy has recorded a $19.0 million liability for these sites and a corresponding regulatory asset for future recovery through the regulatory process. MidAmerican Energy projects that these amounts will be incurred or paid over the next four years.

The estimated liability is the cumulation of a site-specific cost evaluation process. First, a determination is made as to whether MidAmerican Energy has potential legal liability for the site and whether information exists to indicate that contaminated wastes remain at the site. If so, the costs of performing a preliminary investigation and the costs of removing known contaminated soil are accrued. If it is determined during the preliminary investigation that remedial action is required, then the best estimate of the costs is accrued. The estimate includes incremental direct costs of remediation, site monitoring costs and costs of compensation to employees for time expected to be spent directly on the remediation effort. The estimated recorded liabilities for these properties are based upon preliminary data. Thus, actual costs could vary significantly from the estimates. The estimate could change materially based on facts and circumstances derived from site investigations, changes in required remedial action and changes in technology relating to remedial alternatives. Insurance recoveries have been received for some of the sites under investigation. Those recoveries are intended to be used principally for accelerated remediation, as specified by the Iowa Utilities Board ("IUB"), and are recorded as a regulatory liability.

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

While legislative action is necessary for the Clear Skies Initiative or other multi-pollutant emission reduction initiatives to become effective, MidAmerican Energy has implemented a planning process that forecasts the site-specific controls and actions required to meet emissions reductions of this nature. On April 1, 2002, in accordance with Iowa law passed in 2001, MidAmerican Energy filed with the IUB its first multi-year plan and budget for managing regulated emissions from its generating facilities in a cost-effective manner. An administrative law judge issued a ruling approving MidAmerican Energy's plan but disallowing the proposed recovery of plan costs through a tracker mechanism. MidAmerican Energy appealed the disallowance of the tracker and asked the IUB to declare the tracker moot as it would not be used until at least 2010 if the IUB approves a pending settlement that will "freeze" MidAmerican Energy's Iowa electric rates through 2010. The Iowa Office of Consumer Advocate's appealed asking the IUB to find that Iowa law allows the IUB to conduct a separate review of plan investments for reasonableness when the costs are proposed for recovery in a rate case. On July 17, 2003, the IUB issued an order affirming the administrative law judge's decision. Accordingly, the IUB has rejected the future application of a tracker mechanism to recover emission reduction costs. However, the approved expenditures will not be subject to a subsequent prudence review in a future electric rate case.

In recent years, the EPA has requested from several utilities information and support regarding their capital projects for various generating plants. The requests were issued as part of an industry-wide investigation to assess compliance with the New Source Review and the New Source Performance Standards of the Clean Air Act. In December 2002 and April 2003, MidAmerican Energy received requests from the EPA to provide documentation related to its capital projects from January 1, 1980, to the present for its Neal, Council Bluffs, Louisa and Riverside Energy Centers. MidAmerican Energy will continue to respond to requests from the EPA and at this time cannot predict the outcome of these requests.

4.   RATE MATTERS

Under a settlement agreement approved by the IUB on December 21, 2001, MidAmerican Energy's Iowa retail electric rates in effect on December 31, 2000, are effectively frozen through December 31, 2005. In approving that settlement, the IUB specifically allows the filing of electric rate design and/or cost of service rate changes that are intended to keep overall company revenue unchanged,  but  could  result  in  changes  to  individual  tariffs.  The  2001 settlement agreement further provides that an amount equal to 50% of revenues associated with Iowa retail electric returns on equity between 12% and 14%, and 83.33% of revenues associated with Iowa retail electric returns on equity above 14%, in each year is recorded as a regulatory liability to be used to offset a portion of the cost to Iowa customers of future generating plant investment. An amount equal to the regulatory liability is recorded as a regulatory charge in depreciation and amortization expense when the liability is accrued. Interest expense is accrued on the portion of the regulatory liability related to prior years. Beginning in 2002, the liability is being reduced as it is credited against plant in service in amounts equal to the allowance for funds used during construction, or capitalized financing costs, associated with generating plant additions. As of June 30, 2003 and December 31, 2002, the related regulatory liability reflected on the Consolidated Balance Sheets was $123.2 million and $102.9 million, respectively.

Illinois law provides for Illinois earnings above a computed level of return on common equity to be shared equally between regulated retail electric customers and MidAmerican Energy. MidAmerican Energy's computed level of return on common equity is based on a rolling two-year average of the Monthly Treasury Long-Term Average Rate, as published by the Federal Reserve System, plus a premium of 8.5% for 2000 through 2004 and a premium of 12.5% for 2005 and 2006. The two-year average above which sharing must occur for 2002 was 14.03%. The law allows MidAmerican Energy to mitigate the sharing of earnings above the threshold return on common equity through accelerated recovery of electric assets.

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

5.   SEGMENT INFORMATION

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

The following tables provide MidAmerican Energy's operating revenues, income before income taxes and total assets on an operating segment basis (in thousands):

                                        Three Months                Six Months
                                       Ended June 30,             Ended June 30,
                                   ----------------------    --------------------------
                                     2003         2002          2003           2002
                                   ---------    ---------    -----------    -----------

Operating revenues:
  External revenues -
    Generation .................   $ 108,172    $ 113,186    $   265,708    $   222,924
    Energy delivery ............     375,008      353,178        944,735        779,120
    Transmission ...............       5,856        5,211         12,104         10,136
    Marketing & sales ..........      46,847       21,113        128,532         54,792
                                   ---------    ---------    -----------    -----------
      Total ....................     535,883      492,688      1,351,079      1,066,972
                                   ---------    ---------    -----------    -----------

  Intersegment revenues -
    Generation .................     148,689      161,285        279,044        292,327
    Transmission ...............      14,486       13,801         28,973         27,601
    Marketing & sales ..........         754          776            754            776
                                   ---------    ---------    -----------    -----------
      Total ....................     163,929      175,862        308,771        320,704

  Intersegment eliminations ....    (163,929)    (175,862)      (308,771)      (320,704)
                                   ---------    ---------    -----------    -----------
    Consolidated ...............   $ 535,883    $ 492,688    $ 1,351,079    $ 1,066,972
                                   =========    =========    ===========    ===========

Income before income taxes:
  Generation ...................   $  34,129    $  26,307    $    62,960    $    41,173
  Energy delivery ..............      12,967       11,286         73,547         63,432
  Transmission .................      10,605       10,928         23,047         20,844
  Marketing & sales ............         594         (274)         1,691         (1,221)
                                   ---------    ---------    -----------    -----------
    Total ......................      58,295       48,247        161,245        124,228
  Preferred dividends ..........         327        1,430            764          2,278
                                   ---------    ---------    -----------    -----------
    Consolidated ...............   $  58,622    $  49,677    $   162,009    $   126,506
                                   =========    =========    ===========    ===========

                                             As of
                                   ---------------------------
                                     June 30,     December 31,
                                      2003           2002
                                   -----------    -----------
Total assets:
  Generation ...................   $ 1,411,294    $ 1,393,271
  Energy delivery ..............     2,277,627      2,224,238
  Transmission .................       222,433        222,051
  Marketing & sales ............        40,072         52,143
                                   -----------    -----------
    Total ......................     3,951,426      3,891,703
  Reclassifications and
    intersegment eliminations(a)       (75,406)       (79,824)
                                   -----------    -----------
  Consolidated .................   $ 3,876,020    $ 3,811,879
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

                         INDEPENDENT ACCOUNTANTS' REPORT


Board of Managers and Member
MidAmerican Funding, LLC
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Funding, LLC and subsidiaries (the "Company") as of June 30, 2003, and the related consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2003 and 2002, and of cash flows for the six-month periods ended June 30, 2003 and 2002. These interim financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Des Moines, Iowa
July 30, 2003

                            MIDAMERICAN FUNDING, LLC
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                        AS OF
                                                              ---------------------------
                                                               JUNE 30,      DECEMBER 31,
                                                                 2003           2002
                                                              -----------    -----------
                                                              (UNAUDITED)
                                     ASSETS
UTILITY PLANT, NET
Electric ..................................................   $ 4,991,165    $ 4,731,002
Gas .......................................................       914,284        900,209
                                                              -----------    -----------
                                                                5,905,449      5,631,211
Accumulated depreciation and amortization .................    (3,158,552)    (3,011,123)
                                                              -----------    -----------
                                                                2,746,897      2,620,088
Construction work in progress .............................       106,017        205,988
                                                              -----------    -----------
                                                                2,852,914      2,826,076
                                                              -----------    -----------

CURRENT ASSETS
Cash and cash equivalents .................................        94,226         28,915
Receivables, net ..........................................       260,115        321,698
Inventories ...............................................        49,050         88,492
Other .....................................................        18,600         35,009
                                                              -----------    -----------
                                                                  421,991        474,114
                                                              -----------    -----------

INVESTMENTS AND NONREGULATED PROPERTY, NET ................       340,905        333,382
GOODWILL ..................................................     1,275,143      1,275,143
REGULATORY ASSETS .........................................       284,395        192,514
OTHER ASSETS ..............................................        36,241         52,755
                                                              -----------    -----------
TOTAL ASSETS ..............................................   $ 5,211,589    $ 5,153,984
                                                              ===========    ===========

                         CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Member's equity ...........................................   $ 1,856,851    $ 1,867,119
MidAmerican Energy preferred securities ...................        31,759         31,759
Long-term debt, excluding current portion .................     1,784,903      1,647,691
                                                              -----------    -----------
                                                                3,673,513      3,546,569
                                                              -----------    -----------

CURRENT LIABILITIES
Notes payable .............................................             -         55,000
Current portion of long-term debt .........................        66,833        105,727
Accounts payable ..........................................       132,150        242,733
Taxes accrued .............................................        94,459         85,987
Interest accrued ..........................................        26,260         25,487
Other .....................................................        53,225         56,291
                                                              -----------    -----------
                                                                  372,927        571,225
                                                              -----------    -----------
OTHER LIABILITIES
Deferred income taxes .....................................       466,026        461,862
Investment tax credits ....................................        54,698         56,886
Asset retirement obligations ..............................       283,141        159,757
Regulatory liabilities ....................................       137,734        118,011
Other .....................................................       223,550        239,674
                                                              -----------    -----------
                                                                1,165,149      1,036,190
                                                              -----------    -----------
TOTAL CAPITALIZATION AND LIABILITIES ......................   $ 5,211,589    $ 5,153,984
                                                              ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                            MIDAMERICAN FUNDING, LLC
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (In thousands)

                                                      THREE MONTHS                 SIX MONTHS
                                                     ENDED JUNE 30,              ENDED JUNE 30,
                                                ------------------------    --------------------------
                                                  2003         2002           2003           2002
                                                ---------    -----------    -----------    -----------
                                                                   (UNAUDITED)
OPERATING REVENUES
Regulated electric ..........................   $ 329,287    $   325,810    $   644,229    $   632,588
Regulated gas ...............................     155,075        126,070        568,854        346,127
Nonregulated ................................      52,078         41,976        139,273         90,176
                                                ---------    -----------    -----------    -----------
                                                  536,440        493,856      1,352,356      1,068,891
                                                ---------    -----------    -----------    -----------
OPERATING EXPENSES
Regulated:
  Cost of fuel, energy and capacity .........      82,454         72,868        170,872        145,317
  Cost of gas sold ..........................     111,747         86,805        441,274        235,319
  Other operating expenses ..................      89,221        107,592        171,869        206,191
  Maintenance ...............................      37,447         31,751         65,729         60,696
  Depreciation and amortization .............      77,797         71,345        146,282        140,669
  Property and other taxes ..................      19,373         19,295         39,930         36,589
                                                ---------    -----------    -----------    -----------
                                                  418,039        389,656      1,035,956        824,781
                                                ---------    -----------    -----------    -----------
Nonregulated:
  Cost of sales .............................      43,390         33,041        120,896         74,135
  Other .....................................       5,407          6,342         10,157         13,779
                                                ---------    -----------    -----------    -----------
                                                   48,797         39,383        131,053         87,914
                                                ---------    -----------    -----------    -----------
  Total operating expenses ..................     466,836        429,039      1,167,009        912,695
                                                ---------    -----------    -----------    -----------

OPERATING INCOME ............................      69,604         64,817        185,347        156,196
                                                ---------    -----------    -----------    -----------

NON-OPERATING INCOME
Interest and dividend income ................       1,223          4,513          2,465          8,757
Marketable securities gains and (losses), net         107           (306)           201         (3,524)
Other income ................................       6,652          3,879         11,809         12,842
Other expense ...............................        (657)        (2,720)        (3,208)        (5,014)
                                                ---------    -----------    -----------    -----------
                                                    7,325          5,366         11,267         13,061
                                                ---------    -----------    -----------    -----------
FIXED CHARGES
Interest on long-term debt ..................      29,793         30,269         60,133         58,822
Other interest expense ......................         994            884          2,038          1,712
Preferred dividends of subsidiaries .........         327          1,430            764          3,852
Allowance for borrowed funds ................      (1,092)          (669)        (2,683)        (1,265)
                                                ---------    -----------    -----------    -----------
                                                   30,022         31,914         60,252         63,121
                                                ---------    -----------    -----------    -----------

INCOME BEFORE INCOME TAXES ..................      46,907         38,269        136,362        106,136
INCOME TAXES ................................      20,614         15,564         59,716         45,003
                                                ---------    -----------    -----------    -----------
NET INCOME ..................................   $  26,293    $    22,705    $    76,646    $    61,133
                                                =========    ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                            MIDAMERICAN FUNDING, LLC
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)

                                                                  THREE MONTHS             SIX MONTHS
                                                                 ENDED JUNE 30,          ENDED JUNE 30,
                                                              --------------------    --------------------
                                                                2003        2002        2003        2002
                                                              --------    --------    --------    --------
                                                                               (UNAUDITED)

NET INCOME ................................................   $ 26,293    $ 22,705    $ 76,646    $ 61,133
                                                              --------    --------    --------    --------

OTHER COMPREHENSIVE LOSS
Unrealized gains (losses) on available-for-sale securities:
  Unrealized holding gains (losses) during period-
    Before income taxes ...................................        602      (1,697)        136      (8,614)
    Income tax (expense) benefit ..........................       (211)        594         (48)      3,015
                                                              --------    --------    --------    --------
                                                                   391      (1,103)         88      (5,599)
                                                              --------    --------    --------    --------
  Less realized gains (losses) reflected in
    net income during period-
      Before income taxes .................................        481         109          71      (2,931)
      Income tax (expense) benefit ........................       (169)        (38)        (25)      1,026
                                                              --------    --------    --------    --------
                                                                   312          71          46      (1,905)
                                                              --------    --------    --------    --------
        Net unrealized gains (losses) .....................         79      (1,174)         42      (3,694)
                                                              --------    --------    --------    --------

Unrealized gains (losses) on cash flow hedges:
  Unrealized gains (losses) during period-
    Before income taxes ...................................        967         682      11,635      (2,204)
    Income tax (expense) benefit ..........................       (402)       (283)     (4,837)        916
                                                              --------    --------    --------    --------
                                                                   565         399       6,798      (1,288)
                                                              --------    --------    --------    --------
  Less realized gains (losses) reflected in
    net income during period-
      Before income taxes .................................      2,112       1,586      12,843        (380)
      Income tax (expense) benefit ........................       (878)       (659)     (5,339)        158
                                                              --------    --------    --------    --------
                                                                 1,234         927       7,504        (222)
                                                              --------    --------    --------    --------
        Net unrealized losses .............................       (669)       (528)       (706)     (1,066)
                                                              --------    --------    --------    --------

Other comprehensive loss ..................................       (590)     (1,702)       (664)     (4,760)
                                                              --------    --------    --------    --------

COMPREHENSIVE INCOME ......................................   $ 25,703    $ 21,003    $ 75,982    $ 56,373
                                                              ========    ========    ========    ========

   The accompanying notes are an integral part of these financial statements.

                            MIDAMERICAN FUNDING, LLC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                              SIX MONTHS
                                                                            ENDED JUNE 30,
                                                                        ----------------------
                                                                          2003         2002
                                                                        ---------    ---------
                                                                             (UNAUDITED)
NET CASH FLOWS FROM OPERATING ACTIVITIES
Net income ..........................................................   $  76,646    $  61,133
Adjustments to reconcile net income to net cash provided:
  Depreciation and amortization .....................................     146,950      141,781
  Deferred income taxes and investment tax credit, net ..............       2,335        1,004
  Amortization of other assets and liabilities ......................      12,816       18,288
  Loss from impairment of assets and investments ....................       2,069        2,913
  Income on equity investments ......................................      (1,188)      (6,388)
  Cash outflows of accounts receivable securitization ...............           -       (8,000)
  Impact of changes in working capital ..............................      23,900      (32,432)
  Other, net ........................................................           7       18,298
                                                                        ---------    ---------
    Net cash provided by operating activities .......................     263,535      196,597
                                                                        ---------    ---------

NET CASH FLOWS FROM INVESTING ACTIVITIES
Utility construction expenditures ...................................    (151,637)    (135,911)
Less non-cash and change in accrued utility construction expenditures      (4,290)       1,988
Quad Cities Station decommissioning trust fund ......................      (4,150)      (4,150)
Nonregulated capital expenditures ...................................      (1,121)        (550)
Notes receivable from affiliate .....................................      10,000       21,532
Other investing activities, net .....................................       9,553        5,741
                                                                        ---------    ---------
  Net cash used in investing activities .............................    (141,645)    (111,350)
                                                                        ---------    ---------

NET CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid ...............................................     (86,250)     (30,000)
Issuance of long-term debt, net .....................................     272,572      391,236
Retirement of long-term debt, including reacquisition cost ..........    (187,901)      (2,478)
Reacquisition of preferred securities ...............................           -     (126,680)
Net decrease in notes payable .......................................     (55,000)     (89,680)
                                                                        ---------    ---------
  Net cash provided by financing activities .........................     (56,579)     142,398
                                                                        ---------    ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS ...........................      65,311      227,645
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ....................      28,915       20,270
                                                                        ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..........................   $  94,226    $ 247,915
                                                                        =========    =========

ADDITIONAL CASH FLOW INFORMATION
Interest paid, net of amounts capitalized ...........................   $  55,733    $  45,939
                                                                        =========    =========
Income taxes paid, net ..............................................   $  50,950    $  23,969
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

2.   NEW ACCOUNTING PRONOUNCEMENTS

Refer to Note 2 of MidAmerican Energy's Notes to Consolidated Financial Statements for information regarding MidAmerican Funding's new accounting pronouncements.

3.   ENVIRONMENTAL MATTERS

Refer  to  Note  3 of  MidAmerican  Energy's  Notes  to  Consolidated  Financial
Statements  for  information  regarding   MidAmerican  Funding's   environmental
matters.

4.   RATE MATTERS

Refer to Note 4 of MidAmerican Energy's Notes to Consolidated Financial Statements for information regarding MidAmerican Funding's rate matters.

5.   SEGMENT INFORMATION

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

The following tables provide MidAmerican Funding's operating revenues, income before income taxes and total assets on an operating segment basis (in thousands):

                                        Three Months                 Six Months
                                       Ended June 30,              Ended June 30,
                                   ----------------------    --------------------------
                                     2003         2002          2003           2002
                                   ---------    ---------    -----------    -----------
Operating revenues:
  External revenues -
    Generation .................   $ 108,172    $ 113,186    $   265,708    $   222,924
    Energy delivery ............     375,008      353,178        944,735        779,120
    Transmission ...............       5,856        5,211         12,104         10,136
    Marketing & sales ..........      46,847       21,113        128,532         54,792
    Other ......................         557        1,168          1,277          1,919
                                   ---------    ---------    -----------    -----------
      Total ....................     536,440      493,856      1,352,356      1,068,891
                                   ---------    ---------    -----------    -----------

   Intersegment revenues -
     Generation ................     148,689      161,285        279,044        292,327
     Transmission ..............      14,486       13,801         28,973         27,601
     Marketing & sales .........         754          776            754            776
                                   ---------    ---------    -----------    -----------
       Total ...................     163,929      175,862        308,771        320,704

   Intersegment eliminations ...    (163,929)    (175,862)      (308,771)      (320,704)
                                   ---------    ---------    -----------    -----------
     Consolidated ..............   $ 536,440    $ 493,856    $ 1,352,356    $ 1,068,891
                                   =========    =========    ===========    ===========

Income before income taxes:
  Generation ...................   $  34,129    $  26,307    $    62,960    $    41,173
  Energy delivery ..............      12,967       11,286         73,547         63,432
  Transmission .................      10,605       10,928         23,047         20,844
  Marketing & sales ............         594         (274)         1,691         (1,221)
  Other ........................     (11,388)      (9,978)       (24,883)       (18,092)
                                   ---------    ---------    -----------    -----------
    Total ......................   $  46,907    $  38,269    $   136,362    $   106,136
                                   =========    =========    ===========    ===========

                                             As of
                                   ---------------------------
                                     June 30,     December 31,
                                      2003           2002
                                   -----------    ------------
Total assets (a):
  Generation ...................   $ 2,339,113    $ 2,321,090
  Energy delivery ..............     2,540,779      2,487,390
  Transmission .................       306,605        306,223
  Marketing & sales ............        40,072         52,143
  Other ........................       193,109        179,141
                                   -----------    -----------
    Total ......................     5,419,678      5,345,987
  Reclassifications and
    intersegment eliminations(b)      (208,089)      (192,003)
                                   -----------    -----------
  Consolidated .................   $ 5,211,589    $ 5,153,984
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

NEW ACCOUNTING PRONOUNCEMENT

In January 2003, MidAmerican Energy adopted Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires recognition on the balance sheet of legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of such assets. Concurrent with the recognition of the liability, the estimated cost of an asset retirement obligation is capitalized and depreciated over the remaining life of the asset.

On January 1, 2003, MidAmerican Energy recorded $275.2 million of asset retirement obligation ("ARO") liabilities; $12.6 million of associated ARO assets, net of accumulated depreciation; $101.8 million of regulatory assets; and reclassified $1.0 million of accumulated depreciation to the ARO liability in conjunction with adoption of SFAS No. 143. Adoption of SFAS No. 143 did not impact net income. The initial ARO liability recognized includes $266.5 million that pertains to obligations associated with the decommissioning of the Quad Cities Station. The $266.5 million includes a $159.8 million nuclear decommissioning liability that had been recorded as of December 31, 2002. As of June 30, 2003, $173.1 million of assets reflected in Investments and Nonregulated Property, Net on the Consolidated Balance Sheet are restricted for satisfying the Quad Cities Station obligation.

The change in the balance of the ARO liability during the first half of 2003 is summarized as follows (in thousands):

                   Balance January 1, 2003 ......   $275,228
                   Capitalized accretion ........      7,913
                                                    --------
                   Balance June 30, 2003 ........   $283,141
                                                    ========

Capitalized accretion is charged to a regulatory asset. In addition to the ARO liabilities recognized on January 1, MidAmerican Energy has accrued for the cost of removing other electric and gas assets through its depreciation rates, in accordance with accepted regulatory practices. As of June 30, 2003, the estimated amount of such accruals included in accumulated depreciation was approximately $395 million based on the cost of removal component in current depreciation rates.

On April 30, 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends SFAS No. 133 for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 149 also amends certain other existing pronouncements and will require contracts with comparable characteristics to be accounted for similarly. In particular, SFAS No. 149 clarifies when a contract with an initial net investment meets the characteristic of a derivative and clarifies when a derivative that contains a financing component will require special reporting in the statement of cash flows. SFAS No. 149 is effective for MidAmerican Energy and MidAmerican Funding for contracts entered into or modified after June 30, 2003. MidAmerican Energy and MidAmerican Funding are evaluating the impact of adopting the requirements of SFAS No. 149.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for MidAmerican Funding and MidAmerican Energy for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the third quarter of 2003. MidAmerican Funding and MidAmerican Energy do not currently have financial instruments within the scope of SFAS No. 150.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002

Regulated Electric Gross Margin
-------------------------------

                                                   Three Months
                                                  Ended June 30,
                                                  ---------------
                                                   2003     2002
                                                  ------   ------
                                                   (In millions)
         Operating revenues ...................   $329.3   $325.8
         Cost of fuel, energy and capacity ....     82.5     72.9
                                                  ------   ------
           Electric gross margin ..............   $246.8   $252.9
                                                  ======   ======

Electric gross margin for the second quarter of 2003 decreased $6.1 million compared to the second quarter of 2002.

Effective August 1, 2002, MidAmerican Energy and the Nebraska Public Power District ("NPPD") restructured their contract for Cooper Nuclear Station. Accordingly, MidAmerican Energy's costs for energy and capacity purchased from Cooper Nuclear Station are now classified differently on the statement of income. As a result, electric gross margin for the second quarter of 2003 decreased by $10.1 million compared to the second quarter of 2002 due to the change in classification of the related costs. Prior to August 1, 2002, only the fuel costs for energy purchased from Cooper Nuclear Station were classified as a cost of fuel, energy and capacity. Other costs under the contract were classified as other operating expenses. Following the restructuring, all costs for energy and capacity purchased under that contract are included in MidAmerican Energy's cost of fuel, energy and capacity, as with other purchased power costs. Other operating expenses decreased accordingly. Refer to Note
(1)(h) of Notes to Consolidated Financial Statements in Item 15 of MidAmerican Energy's most recently filed Annual Report on Form 10-K for a discussion of the contract restructuring.

Temperature conditions during the second quarter of 2003 were milder than in the second quarter of 2002, resulting in approximately a $10.2 million decrease in electric margin. Electricity usage and rate factors not dependent on weather increased electric margin by $4.1 million compared to the second quarter of 2002. In total, retail electric sales volumes decreased 3.7% for the three months ended June 30, 2003.

Lower fuel costs related to Iowa retail electric sales, excluding the impact of restructuring the Cooper Nuclear Station contract, increased electric margin by $3.8 million relative to the second quarter of 2002. The decrease in fuel costs for Iowa electric retail sales includes the Iowa portion of $10.9 million of cost recovery recognized in the second quarter of 2003 related to MidAmerican Energy's coal purchase contract with Enron Corp. ("Enron"). In November 2001, MidAmerican Energy received collateral from Enron for costs to MidAmerican Energy related to the coal purchase contract as a result of a downgrade in Enron's credit ratings in 2001. MidAmerican Energy deferred recognition of the value of the collateral at that time, pending resolution of related bankruptcy proceedings. MidAmerican Energy and Enron agreed on a settlement of their bankruptcy claims, including the coal purchase contract, and received the final required approval in June 2003. Accordingly, MidAmerican Energy recognized the reduced costs associated with the collateral for the settlement of the coal purchase contract. The decrease in fuel costs due to the coal purchase contract with Enron was partially offset by the Iowa portion of $5.1 million of expense related to the write-off of the remaining value of failed nuclear fuel at Quad Cities Station.

In addition to the effect of restructuring the contract for Cooper Nuclear Station, MidAmerican Energy's gross margin on electric wholesale sales increased $6.5 million for the second quarter of 2003 due to an increase in prices, partially offset by a decrease in sales volumes, compared to the second quarter of 2002. Wholesale sales are the sales of energy to other utilities, municipalities and marketers inside and outside of MidAmerican Energy's delivery system.

Regulated Gas Gross Margin
--------------------------

                                                Three Months
                                               Ended June 30,
                                              ---------------
                                               2003     2002
                                              ------   ------
                                               (In millions)
                  Operating revenues ......   $155.1   $126.1
                  Cost of gas sold ........    111.7     86.8
                                              ------   ------
                     Gas gross margin .....   $ 43.4   $ 39.3
                                              ======   ======

Regulated gas revenues include purchased gas adjustment clauses through which MidAmerican Energy is allowed to recover the cost of gas sold from its retail gas utility customers. Consequently, fluctuations in the cost of gas sold do not affect gross margin or net income because revenues reflect comparable fluctuations from purchased gas adjustment clauses. An 83.8% increase in the average per-unit cost of gas for the three-month period ended June 30, 2003, compared to the same period in 2002, increased revenues and cost of gas sold by approximately $51 million. These increases were partially offset by the impact of a 10.3% decrease in sales volumes.

Gas margin for the three months ended June 30, 2003, increased $4.1 million compared to the three months ended June 30, 2002.

Increases in retail gas rates that largely took effect subsequent to the second quarter of 2002 improved gas margin by $2.8 million compared to the second quarter of 2002. On June 12, 2002, the Iowa Utilities Board ("IUB") issued an order granting an interim rate increase of approximately $13.8 million annually, effective immediately. On November 8, 2002, the IUB approved a proposed settlement agreement previously filed by MidAmerican Energy and the Iowa Office of Consumer Advocate that provided for a final increase, implemented on November 25, 2002, of $17.7 million annually for MidAmerican Energy's Iowa retail natural gas customers. On September 11, 2002, MidAmerican Energy received a final order from the Illinois Commerce Commission to increase its Illinois natural gas rates by $2.2 million annually and implemented the rates on September 18, 2002. Refer to the "Rate Matters" section of MD&A for comments on the Iowa gas rate settlement.

Additionally, gas gross margin increased compared to the second quarter of 2002 due to a $1.0 million increase in revenues from the recovery of energy efficiency costs.

Regulated Operating Expenses
----------------------------

Regulated other operating expenses for the second quarter of 2003 decreased $18.4 million compared to the second quarter of 2002. Effective August 1, 2002, MidAmerican Energy and NPPD restructured their contract for Cooper Nuclear Station. Prior to August 1, 2002, costs under the contract other than fuel costs for energy purchased were classified as other operating expenses. Following the restructuring, all costs for energy and capacity purchased under that contract are included in MidAmerican Energy's cost of fuel, energy and capacity, as with other purchased power. As a result, other operating expenses for the second quarter of 2003 decreased by $24.1 million compared to the second quarter of 2002.

In addition, other operating expenses related to Quad Cities Station decreased $2.0 million compared to the second quarter of 2002. The decreases in other operating expenses were partially offset by increases totaling $6.5 million related to employee costs for compensation, health care and pension and other postretirement costs.

Maintenance expenses increased $5.7 million compared to the second quarter of 2002 due primarily to a $3.0 million increase in Quad Cities Station maintenance costs attributable mostly to fuel assembly replacement. Maintenance costs related to fossil fuel generation and electric distribution also increased compared to the second quarter of 2002.

Depreciation and amortization expense increased $6.5 million compared to the three months ended June 30, 2003, due principally to increases in expense related to revenue sharing arrangements in Iowa and Illinois.

Interest and Dividend Income
----------------------------

MidAmerican Energy -

The decrease in interest and dividend income was due principally to a $1.0 million decrease in interest income on a note receivable related to MidAmerican Energy's accounts receivable sold. The related arrangement terminated in October 2002.

MidAmerican Funding -

Interest income related to notes receivable with MidAmerican Funding's parent company decreased $1.4 million. The note receivable balances have been zero throughout 2003.

Other Income and Other Expense
------------------------------

MidAmerican Energy -

The increase in MidAmerican Energy's other income is due primarily to an increase in net earnings related to the cash surrender value of corporate-owned life insurance. Related net earnings increased $3.0 million to $2.6 million for the second quarter of 2003.

As a regulated public utility, MidAmerican Energy is allowed to capitalize, and record as income, a cost of construction for equity funds used, based on guidelines set forth by the Federal Energy Regulatory Commission ("FERC"). Other income for the capitalized allowance on equity funds used during construction totaled $2.7 million in the second quarter of 2003 compared to $2.1 million in the second quarter of 2002. MidAmerican Energy anticipates recording income for the allowance on equity funds used during construction over the next several years while the announced generating plants are constructed.

Other expense includes a discount on MidAmerican Energy's accounts receivable sold to MidAmerican Energy Funding Corporation. The discount was designed to cover the expenses of MidAmerican Energy Funding Corporation, including bad debt expense, subservicer fees, monthly administrative costs and interest. The discount was recorded in other expense because it is not reflected in utility cost of service for regulatory purposes. The discount totaled $1.9 million for the second quarter of 2002. The related arrangement terminated in October 2002.

Fixed Charges and Preferred Dividends
-------------------------------------

The decrease in interest on long-term debt was due to the effect of debt maturities in 2002 and 2003 offset partially by interest on $275 million of MidAmerican Energy notes issued in January 2003.

MidAmerican Energy's preferred dividends decreased compared to the second quarter of 2002 due to the reacquisition of preferred securities in May 2002 and the related loss on reacquistion.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

Regulated Electric Gross Margin
-------------------------------

                                                      Six Months
                                                    Ended June 30,
                                                   ---------------
                                                    2003     2002
                                                   ------   ------
                                                    (In millions)
          Operating revenues ...................   $644.2   $632.6
          Cost of fuel, energy and capacity ....    170.9    145.3
                                                   ------   ------
            Electric gross margin ..............   $473.3   $487.3
                                                   ======   ======

Electric gross margin for the first six months of 2003 decreased $14.0 million compared to the first six months of 2002.

Electric gross margin for the first six months of 2003 decreased by $18.0 million compared to the first six months of 2002 due to the change in classification of costs related to MidAmerican Energy's contract for Cooper Nuclear Station. Refer to the "Regulated Electric Gross Margin" section in three-month results of operations discussion above for additional information regarding this change.

The effect of milder temperature conditions during the second quarter of 2003 compared to the second quarter of 2002, partially offset by colder temperature conditions in the first quarter of 2003 compared to the first quarter of 2002, resulted in approximately a $1.7 million decrease in electric margin. Electricity usage and rate factors not dependent on weather decreased electric margin by $0.9 million compared to the first six months of 2002. In total, retail electric sales volumes increased 0.4% for the six months ended June 30, 2003.

Lower fuel costs for Iowa retail electric sales, excluding the impact of restructuring the Cooper Nuclear Station contract, increased electric margin by $6.3 million relative to first six months of 2002. As discussed in the three-month discussion of regulated electric gross margin, the decrease in fuel costs for Iowa retail electric sales was affected by income related to a coal purchase contract with Enron and the write-off of nuclear fuel.

Electric revenues from the recovery of energy efficiency program costs increased $1.3 million compared to the first six months of 2002. Changes in these revenues are substantially matched with corresponding changes in other operating expenses.

In addition to the effect of restructuring the contract for Cooper Nuclear Station, MidAmerican Energy's gross margin on electric wholesale sales increased $3.9 million for the first six months of 2003 compared to the first six months of 2002 due to an increase in prices, partially offset by a decrease in sales volumes.

MidAmerican Energy sells and purchases electric capacity in the wholesale market. The net margin from those sales and purchases decreased $4.9 million compared to the first six months of 2002.

Regulated Gas Gross Margin
--------------------------

                                                Six Months
                                              Ended June 30,
                                             ---------------
                                              2003     2002
                                             ------   ------
                                              (In millions)
                  Operating revenues .....   $568.9   $346.1
                  Cost of gas sold .......    441.3    235.3
                                             ------   ------
                    Gas gross margin .....   $127.6   $110.8
                                             ======   ======

Regulated gas revenues include purchased gas adjustment clauses through which MidAmerican Energy is allowed to recover the cost of gas sold from its retail gas utility customers. A 92.0% increase in the average per-unit cost of gas for the six-month period ended June 30, 2003, compared to the same period in 2002, increased revenues and cost of gas sold by approximately $211 million.

Gas gross margin for the six months ended June 30, 2003, increased $16.8 million compared to the six months ended June 30, 2002.

Increases in retail gas rates that largely took effect subsequent to the second quarter of 2002 improved gas margin by $11.3 million compared to the first six months of 2002. In addition to the rate increases discussed in the three-month "Regulated Gas Gross Margin" section, on February 20, 2002, the South Dakota Public Utilities Commission approved a settlement agreement allowing increased natural gas rates of $3.1 million annually, effective immediately.

The effect of colder temperature conditions during the first quarter of 2003 compared to the same quarter in 2002 was partially offset by the effect of milder temperature conditions in the second quarter of 2003 compared to the second quarter of 2002. Accordingly, gas gross margin for the first six months of 2003 increased approximately $6 million compared to the first six months of 2002. A $2.2 million loss on a weather hedge partially offset the increase due to temperature conditions. Other usage factors not dependent on weather decreased gas margin by $4.0 million compared to the first six months of 2002. Total natural gas retail sales volumes increased 8.9%.

Gas gross margin increased compared to the first six months of 2002 due to a $3.0 million increase in revenues from the recovery of energy efficiency costs and a $2.7 million increase from gas transported.

Regulated Operating Expenses
----------------------------

Regulated other operating expenses for the first six months of 2003 decreased $34.3 million compared to the first six months of 2002 due to a $48.2 million decrease in costs related to Cooper Nuclear Station. Cooper Nuclear Station costs are now classified differently on the statement of income as a result of the restructuring of the related contract. Refer to the three-month discussion of regulated operating expenses for additional comments on the restructuring of the contract.

The decrease in other operating expenses due to Cooper Nuclear Station costs was partially offset by increases totaling $10.4 million related to employee costs for compensation, health care costs, and pension and other postretirement costs; and by a $4.4 million increase in energy efficiency program costs.

Maintenance expenses increased $5.0 million compared to the first six months of 2002 due principally to a $2.3 million increase in maintenance costs at Quad Cities Station and a $1.2 million increase in fossil fuel generation maintenance.

Depreciation and amortization expense increased $5.6 million compared to the first six months of 2002 due to a $3.5 million increase in utility plant depreciation and amortization and a $2.8 million increase related to an Illinois revenue sharing arrangement. Expense related to the Iowa revenue sharing arrangement decreased $1.0 million compared to the first six months of 2002. Refer to the "Legislative and Utility Regulatory Matters" section for an explanation of these revenue sharing arrangements.

Property and other taxes increased $3.3 million due to an increase in property taxes as a result of higher levels of electricity generated and delivered. Iowa law provides for property taxes for electric utilities to be based predominantly on energy consumption.

Nonregulated Operating Revenues and Operating Expenses
------------------------------------------------------

                                                        Six Months
                                                      Ended June 30,
                                                      --------------
                                                       2003     2002
                                                      ------   -----
                                                       (In millions)
            MidAmerican Energy -
              Nonregulated operating revenues .....   $138.0   $88.3
              Nonregulated cost of sales ..........    120.7    73.8
                                                      ------   -----
              Nonregulated gross margin ...........   $ 17.3   $14.5
                                                      ======   =====

            MidAmerican Funding Consolidated -
              Nonregulated operating revenues .....   $139.3   $90.2
              Nonregulated cost of sales ..........    120.9    74.1
                                                      ------   -----
              Nonregulated gross margin ...........   $ 18.4   $16.1
                                                      ======   =====

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

MidAmerican Energy's nonregulated gross margin for the first six months of 2003 increased $2.8 million compared to the first six months of 2002.

Nonregulated revenues and cost of sales consist substantially of nonregulated retail natural gas marketing operations. Gross margin for MidAmerican Energy's nonregulated retail natural gas operations increased $1.1 million for the first six months of 2003. The improvement in gross margin reflects a 68.2% increase in margin per unit and a 13.0% increase in sales volumes. An increase in related revenues was due principally to an increase in the average price per unit sold, which reflects a 58.4% increase in the average cost of gas and accounts for $35.5 million of the increase in nonregulated retail natural gas revenues.

Electric retail customers in Illinois, except for those served by electric cooperatives and municipalities, are allowed to select their electric power supplier. Related revenues increased $6.9 million to $31.0 million for the first six months of 2003 while cost of sales increased $6.1 million to $26.2 million.

Additionally, nonregulated revenues include income from sharing arrangements under regulated natural gas tariffs. Related income totaled $4.0 million for the first six months of 2003 and $1.6 million for the first six months of 2002.

Interest and Dividend Income
----------------------------

MidAmerican Energy -

The decrease in interest and dividend income was due principally to a $2.2 million decrease in interest income on a note receivable related to MidAmerican Energy's accounts receivable sold. The related arrangement terminated in October 2002.

MidAmerican Funding -

Interest income related to notes receivable with MidAmerican Funding's parent company decreased $2.8 million compared to the first six months of 2002. The related note receivable balances have been zero throughout 2003.

Marketable Securities Gains and Losses, Net
-------------------------------------------

MidAmerican Funding -

Net losses on marketable securities decreased $3.7 million compared to the first six months of 2002 due primarily to a $2.9 million loss recorded in the 2002 period related to other-than-temporary declines in two of MidAmerican Funding's common stock investments.

Other Income and Other Expense
------------------------------

MidAmerican Energy -

Other income from net earnings related to the cash surrender value of corporate-owned life insurance totaled $3.0 million for the first six months of 2003 and $0.2 million for the first six months of 2002. Other income for the capitalized allowance on equity funds used during construction totaled $6.6 million in the first six months of 2003 compared to $3.3 million in the first six months of 2002.

Other expense includes a discount on MidAmerican Energy's accounts receivable sold to MidAmerican Energy Funding Corporation. The discount totaled $3.5 million for the first six months of 2002. The related arrangement terminated in October 2002

MidAmerican Funding -

Other income for the first six months of 2003 and 2002 includes $1.2 million and $6.0 million, respectively, of income from MidAmerican Capital's equity method investments. Equity income for 2002 includes $5.3 million of income for a distribution of common stock held by one of MidAmerican Capital's venture capital fund investments.

Other expense for the first six months of 2003 includes a $2.1 million write down for the impairment of a special purpose fund investment.

Fixed Charges and Preferred Dividends
-------------------------------------

The increase in interest on long-term debt was due to interest on $400 million of MidAmerican Energy notes issued in February 2002 and another $275 million issued in January 2003. The increase was partially offset by the effect of debt maturities in 2002 and 2003.

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

As reflected on the Consolidated Statements of Cash Flows, MidAmerican Energy's net cash provided by operating activities was $276.1 million and $218.8 million for the six months ended June 30, 2003 and 2002, respectively. MidAmerican
Funding's net cash provided by operating activities was $263.5 million and $196.6 million for the six months ended June 30, 2003 and 2002, respectively.

Investing Activities and Plans
------------------------------

Utility Construction Expenditures -

MidAmerican   Energy's   primary  need  for  capital  is  utility   construction
expenditures. For the first six months of 2003, utility construction expenditures totaled $151.6 million, including allowance for funds used during construction, or capitalized financing costs, and Quad Cities Station nuclear fuel purchases.

Forecasted utility construction expenditures, including allowance for funds used during construction, are $374 million for 2003. Capital expenditure needs are reviewed regularly by management and may change significantly as a result of such reviews.

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

The first project is a natural gas-fired combined cycle unit with an estimated cost of $357 million, plus allowance for funds used during construction. MidAmerican Energy will own 100% of the plant and operate it. Commercial operation of the simple cycle mode began on May 5, 2003. The plant will be operated in simple cycle mode during 2003 and 2004, resulting in 327 megawatts ("MW") of accredited capacity. The combined cycle operation is expected to commence in December 2004, resulting in an expected additional 190 MW of accredited capacity.

The second project is currently under development and is expected to be a 790-MW (based on expected accreditation) super-critical-temperature, coal-fired plant fueled with low-sulfur coal. If constructed, MidAmerican Energy will operate the plant and expects to own approximately 475 MW of the plant. MidAmerican Energy expects to invest approximately $759 million in the project, plus allowance for funds used during construction. Municipal, cooperative and public power utilities will own the remainder, which is a typical ownership arrangement for large base-load plants in Iowa. On May 29, 2003, the IUB issued an order that approves the ratemaking principles for the plant, and on June 27, 2003, MidAmerican Energy received a certificate from the IUB allowing MidAmerican Energy to construct the plant. On February 12, 2003, MidAmerican Energy executed a contract with Mitsui & Co. Energy Development, Inc. for the engineering, procurement and construction of the plant and issued a limited notice to proceed authorizing detailed engineering. A full notice to proceed authorizing construction is expected in the third quarter of 2003. MidAmerican Energy is also seeking an order from the IUB approving construction of the associated transmission facilities.

The third project is currently under development and is expected to be wind power facilities totaling 310 MW based on the nameplate rating. Generally speaking, accredited capacity ratings for wind power facilities are considerably less than the nameplate ratings due to the varying nature of wind. The current projected accredited capacity for these wind power facilities is approximately 53 MW. If constructed, MidAmerican Energy will own and operate these facilities, which are expected to cost approximately $323 million. MidAmerican Energy's plan to construct the wind project is in conjunction with a settlement proposal to extend through December 31, 2010, an Iowa electric rate freeze that is currently scheduled to expire at the end of 2005. The proposed settlement, which was filed with the IUB as part of MidAmerican Energy's application for ratemaking principles for the wind project, is subject to approval by the IUB. MidAmerican Energy has received authorization from the IUB to construct the wind power facilities and expects an order on its requested ratemaking principles for the project in the third quarter of 2003. Refer to the "Rate Matters" section below for more discussion of the rate aspects of the proposed settlement.

Nuclear Decommissioning -

Each licensee of a nuclear facility is required to provide financial assurance for the cost of decommissioning its licensed nuclear facility. In general, decommissioning of a nuclear facility means to safely remove the facility from service and restore the property to a condition allowing unrestricted use by the operator.

Based on information presently available, MidAmerican Energy expects to contribute approximately $41 million during the period 2003 through 2007 to external trusts established for the investment of funds for decommissioning Quad Cities Station. Approximately 65% of the fair value of the trusts' funds is now invested in domestic corporate debt and common equity securities. The remainder is invested in investment grade municipal and U.S. Treasury bonds. Funding for Quad Cities Station nuclear decommissioning is reflected as depreciation expense in the Consolidated Statements of Income. Quad Cities Station decommissioning costs charged to Iowa customers are included in base rates, and recovery of increases in those amounts must be sought through the normal ratemaking process.

Contractual Obligations and Commercial Commitments -

MidAmerican Energy and MidAmerican Funding have various contractual obligations and commercial commitments. The following table, which has been updated from December 31, 2002, to reflect issuances and retirements of long-term debt and on-going changes in commitments due to operating lease and fuel transactions, summarizes as of June 30, 2003, the material cash obligations of MidAmerican Energy and MidAmerican Funding (in millions).

                                                                          Period Payments are Due
                                                                -------------------------------------------
                                                                July 1 to
                                                                 Dec. 31,     2004 -     2006 -       After
Type of Obligation                                      Total     2003        2005       2007         2007
------------------                                     -------- ---------     ------     ------     --------

MidAmerican Energy:
Long-term debt, excluding unamortized
  debt premium and discount, net .................     $1,147.5     $ 1.2     $147.0     $162.0     $  837.3
Operating leases (1) .............................         17.6       3.8        8.8        4.2          0.8
Coal, electricity and natural gas
  contract commitments (1) .......................        599.4      91.2      293.7      124.5         90.0
                                                       --------     -----     ------     ------     --------
  Total ..........................................      1,764.5      96.2      449.5      290.7        928.1

MidAmerican Funding parent and other subsidiaries:
Long-term debt, excluding unamortized
  debt premium and discount, net .................        700.0         -          -          -        700.0
                                                       --------     -----     ------     ------     --------
  Total ..........................................     $2,464.5     $96.2     $449.5     $290.7     $1,628.1
                                                       ========     =====     ======     ======     ========

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

     - Construction expenditures: Refer to the "Utility Construction Expenditures" section above.
     -    Manufactured gas plant facilities (see Note 3 a. of this Form 10-Q)
     - Nuclear decommissioning costs (see Note (4)(d) of MidAmerican Energy's and MidAmerican Funding's most recently filed Annual Report on Form 10-K)
     - Residual guarantees on operating leases (see Note (1)(j) of MidAmerican Energy's and MidAmerican Funding's most recently filed Annual Report on Form 10-K)

Financing Activities, Plans and Availability
--------------------------------------------

Debt Authorizations and Credit Facilities -

MidAmerican Energy has authority from the FERC to issue through April 14, 2005, short-term debt in the form of commercial paper and bank notes aggregating $500 million. MidAmerican Energy currently has in place a $370.4 million revolving credit facility that supports its $250 million commercial paper program and its variable rate pollution control revenue obligations. The facility expires January 15, 2004.

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

MidAmerican Energy is required to obtain authorization from the Illinois Commerce Commission ("ICC") prior to issuing any securities. If 90% or more of the proceeds from a securities issuance are used for refinancing purposes, MidAmerican Energy need only provide the ICC with an "informational statement" prior to the issuance which sets forth the type, amount and use of the proceeds of the securities to be issued. If less than 90% of the proceeds are used for refinancing, MidAmerican Energy must file a comprehensive application seeking authorization prior to issuance. The ICC is required to hold a hearing before issuing its authorization. MidAmerican Energy currently has authority from the ICC to issue up to approximately $15 million of medium-term notes for refinancing purposes and intends to file an application requesting authority to issue additional long-term debt.

Other Information -

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

In conjunction with its wholesale marketing and trading activities, MidAmerican Energy must meet credit quality standards as required by counterparties. MidAmerican Energy has energy trading agreements that, in accordance with industry practice, either specifically require it to maintain investment grade credit ratings or provide the right for counterparties to demand "adequate assurances" in the event of a material adverse change in MidAmerican Energy's creditworthiness. If one or more of MidAmerican Energy's credit ratings decline below investment grade, MidAmerican Energy may be required to post cash collateral, letters of credit or other similar credit support to facilitate ongoing wholesale marketing and trading activities. As of June 30, 2003, MidAmerican Energy's estimated potential collateral requirements totaled approximately $74 million. MidAmerican Energy's collateral requirements could fluctuate considerably due to seasonality, market price volatility, a loss of key MidAmerican Energy generating facilities or other related factors.

LEGISLATIVE AND UTILITY REGULATORY MATTERS

Electric Deregulation
---------------------

Under Illinois law, as of December 31, 2000, all non-residential customers in Illinois had been phased in to allow them to select their provider of electric supply services. Residential customers all received the opportunity to select their electric supplier beginning May 1, 2002.

In Iowa and elsewhere, the pace of deregulation has slowed considerably as a result of the energy crisis and related events in California that have heightened concerns nationally about deregulation of the electric utility industry.

Rate Matters
------------

Under a settlement agreement approved by the IUB on December 21, 2001, MidAmerican Energy's Iowa retail electric rates in effect on December 31, 2000, are effectively frozen through December 31, 2005. In approving that settlement, the IUB specifically allows the filing of electric rate design and/or cost of service rate changes that are intended to keep overall company revenue unchanged but could result in changes to individual tariffs. The 2001 settlement agreement further provides that an amount equal to 50% of revenues associated with Iowa retail electric returns on equity between 12% and 14%, and 83.33% of revenues associated with Iowa retail electric returns on equity above 14%, in each year is recorded as a regulatory liability to be used to offset a portion of the cost to Iowa customers of future generating plant investment. An amount equal to the regulatory liability is recorded as a regulatory charge in depreciation and amortization expense when the liability is accrued. Interest expense is accrued on the portion of the regulatory liability related to prior years. Beginning in 2002, the liability is being reduced as it is credited against plant in service in amounts equal to the allowance for funds used during construction, or capitalized financing costs, associated with generating plant additions. As of June 30, 2003 and December 31, 2002, the related regulatory liability reflected on the Consolidated Balance Sheets was $123.2 million and $102.9 million, respectively.

On March 20, 2003, MidAmerican Energy and the Iowa Office of Consumer Advocate agreed upon a proposed settlement in which the rate freeze described above would be extended through December 31, 2010. Under the proposed settlement, for calendar years 2006 through 2010, an amount equal to 40% of revenues associated with Iowa retail electric returns on equity between 11.75% and 13.0%; 50% of revenues associated with Iowa retail electric returns on equity between 13.0% and 14.0%; and 83.3% of revenues associated with Iowa retail electric returns on equity greater than 14.0% will be applied as a reduction to offset some of the capital costs on the Iowa portion of three generation projects. In addition, the proposed settlement provides that if Iowa retail electric returns on equity fall below 10% in any consecutive 12-month period after January 1, 2006, MidAmerican Energy may seek to file for a general increase in rates. However, prior to filing for a general increase in rates, MidAmerican Energy is required by the proposed settlement to conduct 30 days of good faith negotiations with all of the signatories to the proposed settlement to attempt to avoid a general increase in rates. The proposed settlement, which is subject to approval by the IUB, was filed with the IUB on May 27, 2003, as part of MidAmerican Energy's application for ratemaking principles on its wind power project. The IUB is expected to rule on the ratemaking application, including the proposed settlement, in the third quarter of 2003.

Illinois law provides for Illinois earnings above a computed level of return on common equity to be shared equally between regulated retail electric customers and MidAmerican Energy. MidAmerican Energy's computed level of return on common equity is based on a rolling two-year average of the Monthly Treasury Long-Term Average Rate, as published by the Federal Reserve System, plus a premium of 8.5% for 2000 through 2004 and a premium of 12.5% for 2005 and 2006. The two-year average above which sharing must occur for 2002 was 14.03%. The law allows MidAmerican Energy to mitigate the sharing of earnings above the threshold return on common equity through accelerated recovery of electric assets.

TRANSLink
---------

In December  1999,  the FERC issued  Order No.  2000  establishing,  among other things, minimum characteristics and functions for regional transmission organizations. Public utilities that were not a member of an independent system operator at the time of the order were required to submit either a plan by which its transmission facilities would be transferred to a regional transmission organization or an alternate filing providing a detailed explanation of a utility's plans with respect to the future operation of its transmission assets. MidAmerican Energy's filing was an alternative compliance filing indicating that MidAmerican Energy expects to participate in a regional transmission organization and that MidAmerican Energy is actively engaged in developing an independent transmission company that would be a member of a regional transmission organization.

In September 2001, MidAmerican Energy and five other electric utilities filed with the FERC a plan to create TRANSLink Transmission Company LLC and to integrate their electric transmission systems into a single, coordinated system operating as a for-profit independent transmission company in conjunction with a FERC-approved regional transmission organization. On April 25, 2002, the FERC issued an order approving the transfer of control of MidAmerican Energy and other utilities' transmission assets to TRANSLink in conjunction with TRANSLink's participation in the Midwest Independent Transmission System Operator, Inc. regional transmission organization. In December 2002, MidAmerican Energy filed an application for state regulatory approval with the IUB. On June 13, 2003, the IUB issued an order disapproving the application based primarily on the uncertainty of related issues at the federal level with respect to requirements for the independent operation of transmission assets on a regional basis. In the Order, the IUB invites MidAmerican Energy to refile its application after some of the questions at the federal level are answered. MidAmerican Energy is currently evaluating its options in light of the IUB's decision. In addition, applications by other TRANSLink participants are pending before the state public utility commissions. The outcomes of these proceedings could impact the future viability of TRANSLink.

Transferring the operations and control of MidAmerican Energy's transmission assets to other entities could increase costs for MidAmerican Energy; however, the actual impact of TRANSLink, or alternate strategies that might be employed to comply with FERC requirements, on MidAmerican Energy's future transmission costs is not yet known.

Standard Electricity Market Design
----------------------------------

On July 31, 2002, the FERC issued a notice of proposed rulemaking with respect to "Standard Market Design" for the electric industry. The FERC initially characterized the proposal as portending "sweeping changes" to the use and expansion of the interstate transmission and wholesale bulk power systems in the United States. The proposal includes numerous proposed changes to the current regulation of transmission and generation facilities designed "to promote economic efficiency" and to replace the "obsolete patchwork we have today," according to the FERC's chairman. On April 28, 2003, the FERC issued a "White Paper" describing how it intends to change the proposed rulemaking. The White Paper, which uses the term "Wholesale Market Platform" in lieu of the term "Standard Market Design," indicates that a final rule may focus on the formation of regional transmission organizations and allow for regional differences.

Any final rule may impact the costs of MidAmerican Energy's electricity and transmission products. A final rule is unlikely to be fully implemented until at least 2004. MidAmerican Energy is still evaluating the proposed rule and recognizes there is uncertainty as to the timing and outcome of this rulemaking. Accordingly, the likely impact of the proposed rule on MidAmerican Energy's transmission and generation businesses is unknown.

ENVIRONMENTAL MATTERS

The U.S. Environmental Protection Agency ("EPA") and state environmental agencies have determined that contaminated wastes remaining at decommissioned manufactured gas plant facilities may pose a threat to the public health or the environment if these contaminants are in sufficient quantities and at sufficient concentrations as to warrant remedial action.

MidAmerican Energy has evaluated or is evaluating 27 properties that were, at one time, sites of gas manufacturing plants in which it may be a potentially responsible party. The purpose of these evaluations is to determine whether waste materials are present, whether the materials constitute an environmental or health risk, and whether MidAmerican Energy has any responsibility for remedial action. As of June 30, 2003, MidAmerican Energy has recorded a $19 million liability for these sites and a corresponding regulatory asset for future recovery through the regulatory process. Refer to Note 3a of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for further discussion of MidAmerican Energy's environmental activities related to manufactured gas plant sites and cost recovery.

Although the timing of potential incurred costs and recovery of costs in rates may affect the results of operations in individual periods, management believes that the outcome of these issues will not have a material adverse effect on MidAmerican Energy's financial position or results of operations.

In July 1997, the EPA adopted revisions to the National Ambient Air Quality Standards for ozone and a new standard for fine particulate matter. In February 2001, the United States Supreme Court upheld the constitutionality of the standards, though remanding the issue of implementation of the ozone standard to the EPA. The impact of the new standards on MidAmerican Energy is currently unknown. These standards could be superceded, in whole or in part, by a variety of multi-pollutant emission reduction initiatives. Refer to Note 3b of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for further discussion of this issue.

In 2001, the state of Iowa passed legislation that, in part, requires rate-regulated utilities to develop a multi-year plan and budget for managing regulated emissions from their generating facilities in a cost-effective manner. MidAmerican Energy's proposed plan, including the associated budget, was filed with the IUB on April 1, 2002, in accordance with state law. An administrative law judge issued a ruling approving MidAmerican Energy's plan but disallowing the proposed recovery of plan costs through a tracker mechanism. MidAmerican Energy appealed the disallowance of the tracker and asked the IUB to declare the tracker moot as it would not be used until at least 2010 if the IUB approves a pending settlement that will "freeze" MidAmerican Energy's Iowa electric rates through 2010. The Iowa Office of Consumer Advocate's appealed asking the IUB to find that Iowa law allows the IUB to conduct a separate review of plan investments for reasonableness when the costs are proposed for recovery in a rate case. On July 17, 2003, the IUB issued an order affirming the administrative law judge's decision. Accordingly, the IUB has rejected the future application of a tracker mechanism to recover emission reduction costs. However, the approved expenditures will not be subject to a subsequent prudence review in a future electric rate case. MidAmerican Energy is required to file updates to the plan at least every two years.

The plan provides MidAmerican Energy's projected air emission reductions considering the current proposals that are being debated at the federal level and describes a coordinated long-range plan to achieve these air emission reductions. The plan also provides specific actions to be taken at each coal-fired generating facility and the related costs and timing for each action.

MidAmerican Energy's plan outlines $732.0 million in environmental investments to existing coal-fired generating units, some of which are jointly owned, over a nine-year period from 2002 through 2010. MidAmerican Energy's share of these investments is $546.6 million, $67.9 million of which was projected to be incurred in the years 2002 through 2005, when MidAmerican Energy's Iowa retail electric rates are effectively frozen. The plan also identifies expenses that are expected to be incurred at the generating facilities to operate and maintain the environmental equipment.

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

In recent years, the EPA has requested, from several utilities, information and support regarding their capital projects for various generating plants. The requests were issued as part of an industry-wide investigation to assess compliance with the NSR and the New Source Performance Standards of the CAA. In December 2002, MidAmerican Energy received a request from the EPA to provide documentation related to its capital projects from January 1, 1980, to the present for a number of its generating plants. A second request was received in April 2003. MidAmerican Energy will continue to respond to requests from the EPA and at this time cannot predict the outcome of these requests.

GENERATING CAPABILITY

In July 2002, retail customer usage of electricity caused a new record hourly peak demand of 3,889 megawatts on MidAmerican Energy's energy system. MidAmerican Energy is interconnected with Iowa and neighboring utilities and is involved in an electric power pooling agreement known as Mid-Continent Area Power Pool ("MAPP"). Each MAPP participant is required to maintain for emergency purposes a net generating capability reserve of at least 15% above its system peak demand. For the 2002 cooling season, MidAmerican Energy's reserve was approximately 21% above its system peak demand.

MidAmerican Energy believes it has adequate electric capacity reserve through 2003 and continues to manage its generating resources to ensure an adequate reserve in the future. MidAmerican Energy is in the process of constructing a natural gas-fired combined cycle unit to be completed in two phases. The first phase, totaling 327 MW, began commercial operation on May 5, 2003. MidAmerican Energy expects the second phase to begin commercial operation in December 2004 and to provide approximately 190 MW of additional accredited capacity. Up to an additional 475 MW of owned coal-fired generation is expected to be operational by the summer of 2007.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Reference is made to MidAmerican Energy's and MidAmerican Funding's most recently filed Annual Report on Form 10-K, and in particular, Notes (1)(i) and
(8) in Notes to Consolidated Financial Statements in Item 15 of that report. As of June 30, 2003, there have been no material changes in the market risks described therein.

ITEM 4. CONTROLS AND PROCEDURES.

With the supervision and participation of MidAmerican Funding's and MidAmerican Energy's management, including their respective chief executive officer and chief financial officer, each company performed an evaluation regarding the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2003. Based on that evaluation, MidAmerican Funding's and MidAmerican Energy's management, including their respective chief executive officer and chief financial officer, concluded that their respective disclosure controls and procedures were effective. There have been no significant changes in MidAmerican Funding's or MidAmerican Energy's internal controls or in other factors that could significantly affect internal controls.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

MidAmerican Funding and its subsidiaries currently have no material legal proceedings.

Information on MidAmerican Energy's environmental matters is included in the "Environmental Matters" section of Management's Discussion and Analysis in Item 2 of this Form 10-Q.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.  OTHER INFORMATION.

Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

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




                                   MIDAMERICAN FUNDING, LLC
                                  MIDAMERICAN ENERGY COMPANY
                                  --------------------------
                                       (Registrants)







Date:  August 6, 2003             /s/  Patrick J. Goodman
       --------------        --------------------------------------------
                                        Patrick J. Goodman
                                     Vice President and Treasurer
                                     of MidAmerican Funding, LLC
                             (principal financial and accounting officer)



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

                                  EXHIBIT INDEX

EXHIBIT NO.
-----------

MidAmerican Energy
------------------

15    Awareness Letter of Independent Accountants

31.1  Section 302 Certification for Form 10-Q (co-chief executive officer)

31.2  Section 302 Certification for Form 10-Q (co-chief executive officer)

31.3  Section 302 Certification for Form 10-Q (chief financial officer)

32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (co-chief executive officer)

32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (co-chief executive officer)

32.3 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (chief financial officer)

MidAmerican Funding
-------------------

31.4  Section 302 Certification for Form 10-Q (chief executive officer)

31.5  Section 302 Certification for Form 10-Q (chief financial officer)

32.4 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (chief executive officer)

32.5 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (chief financial officer)