Form 10-Q
period 2003-09-30
MIDAMERICAN ENERGY CO; MIDAMERICAN FUNDING LLC
filed 2003-11-05
CIK 928576, 1098296

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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

As of October 27, 2003, all of the member's equity of MidAmerican Funding, LLC was held by its parent company, MidAmerican Energy Holdings Company.

As of October 27, 2003, all 70,980,203 outstanding shares of MidAmerican Energy Company's voting stock were held by its parent company, MHC Inc., a direct, wholly owned subsidiary of MidAmerican Funding, LLC.

This combined Form 10-Q is separately filed by MidAmerican Funding, LLC and MidAmerican Energy Company. Information herein relating to each individual registrant is filed by such registrant on its own behalf. Accordingly, except for its subsidiaries, MidAmerican Energy Company makes no representation as to information relating to any other subsidiary of MidAmerican Funding, LLC.


                                TABLE OF CONTENTS
                                -----------------

                       PART I. FINANCIAL INFORMATION                       Page
                                                                           ----

Item 1.  Financial Statements..............................................  3
Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................... 21
Item 3.  Quantitative and Qualitative Disclosures About Market Risk........ 38
Item 4.  Controls and Procedures........................................... 38

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................................. 39
Item 2.  Changes in Securities and Use of Proceeds......................... 39
Item 3.  Defaults Upon Senior Securities................................... 39
Item 4.  Submission of Matters to a Vote of Security Holders............... 39
Item 5.  Other Information................................................. 39
Item 6.  Exhibits and Reports on Form 8-K.................................. 39

SIGNATURES................................................................. 40
EXHIBIT INDEX ............................................................. 41

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.                                             Page
                                                                           ----

                           MidAmerican Energy Company

  Independent Accountants' Report............................................  4
  Consolidated Balance Sheets................................................  5
  Consolidated Statements of Income..........................................  6
  Consolidated Statements of Comprehensive Income............................  7
  Consolidated Statements of Cash Flows......................................  8
  Notes to Consolidated Financial Statements.................................  9

                            MidAmerican Funding, LLC

  Independent Accountants' Report............................................ 14
  Consolidated Balance Sheets................................................ 15
  Consolidated Statements of Income.......................................... 16
  Consolidated Statements of Comprehensive Income............................ 17
  Consolidated Statements of Cash Flows...................................... 18
  Notes to Consolidated Financial Statements................................. 19

                         INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors and Shareholder
MidAmerican Energy Company
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Energy Company and subsidiaries (the "Company") as of September 30, 2003, and the related consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2003 and 2002, and of cash flows for the nine-month periods ended September 30, 2003 and 2002. These interim financial statements are the responsibility of the Company's management.

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


/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Des Moines, Iowa
November 3, 2003

                           MIDAMERICAN ENERGY COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                       AS OF
                                                           ----------------------------
                                                           SEPTEMBER 30,   DECEMBER 31,
                                                               2003            2002
                                                           -------------   ------------
                                                            (UNAUDITED)
                                     ASSETS
UTILITY PLANT, NET
Electric ..............................................    $ 5,015,716     $ 4,731,002
Gas ...................................................        909,061         900,209
                                                           -----------     -----------
                                                             5,924,777       5,631,211
Accumulated depreciation and amortization .............     (3,185,004)     (3,011,123)
                                                           -----------     -----------
                                                             2,739,773       2,620,088
Construction work in progress .........................        127,755         205,988
                                                           -----------     -----------
                                                             2,867,528       2,826,076
                                                           -----------     -----------

CURRENT ASSETS
Cash and cash equivalents .............................        106,665          28,500
Receivables, net ......................................        245,014         321,321
Inventories ...........................................         85,044          88,492
Other .................................................         15,870          28,655
                                                           -----------     -----------
                                                               452,593         466,968
                                                           -----------     -----------

INVESTMENTS AND NONREGULATED PROPERTY, NET ............        285,878         273,864
REGULATORY ASSETS .....................................        278,803         192,514
OTHER ASSETS ..........................................         36,966          52,457
                                                           -----------     -----------
TOTAL ASSETS ..........................................    $ 3,921,768     $ 3,811,879
                                                           ===========     ===========

                         CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common shareholder's equity ...........................    $ 1,284,011     $ 1,307,067
MidAmerican Energy preferred securities ...............         31,759          31,759
Long-term debt, excluding current portion .............      1,085,416         947,691
                                                           -----------     -----------
                                                             2,401,186       2,286,517
                                                           -----------     -----------

CURRENT LIABILITIES
Notes payable .........................................              -          55,000
Current portion of long-term debt .....................         56,771         105,727
Accounts payable ......................................        154,317         239,531
Taxes accrued .........................................        111,211          83,063
Interest accrued ......................................         16,346           9,731
Other .................................................         72,960          55,464
                                                           -----------     -----------
                                                               411,605         548,516
                                                           -----------     -----------

OTHER LIABILITIES
Deferred income taxes .................................        425,271         424,153
Investment tax credits ................................         53,604          56,886
Asset retirement obligations ..........................        287,097         159,757
Regulatory liabilities ................................        131,054         118,011
Other .................................................        211,951         218,039
                                                           -----------     -----------
                                                             1,108,977         976,846
                                                           -----------     -----------
TOTAL CAPITALIZATION AND LIABILITIES ..................    $ 3,921,768     $ 3,811,879
                                                           ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                           MIDAMERICAN ENERGY COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (In thousands)

                                              THREE MONTHS                   NINE MONTHS
                                            ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                          ----------------------      --------------------------
                                            2003         2002            2003           2002
                                          ---------    ---------      -----------    -----------
                                                             (UNAUDITED)
OPERATING REVENUES
Regulated electric ....................   $ 422,565    $ 419,542      $ 1,066,794    $ 1,052,130
Regulated gas .........................     110,882       96,163          679,736        442,290
Nonregulated ..........................      42,554       38,676          180,550        126,933
                                          ---------    ---------      -----------    -----------
                                            576,001      554,381        1,927,080      1,621,353
                                          ---------    ---------      -----------    -----------
OPERATING EXPENSES
Regulated:
  Cost of fuel, energy and capacity ...     123,261      110,590          294,133        255,907
  Cost of gas sold ....................      76,125       61,907          517,399        297,226
  Other operating expenses ............      91,157       93,810          263,026        300,001
  Maintenance .........................      37,947       30,002          103,676         90,698
  Depreciation and amortization .......      56,260       66,451          202,542        207,120
  Property and other taxes ............      19,693       19,640           59,623         56,229
                                          ---------    ---------      -----------    -----------
                                            404,443      382,400        1,440,399      1,207,181
                                          ---------    ---------      -----------    -----------
Nonregulated:
  Cost of sales .......................      36,056       31,968          156,805        105,777
  Other ...............................       4,311        4,439           12,379         14,665
                                          ---------    ---------      -----------    -----------
                                             40,367       36,407          169,184        120,442
                                          ---------    ---------      -----------    -----------
  Total operating expenses ............     444,810      418,807        1,609,583      1,327,623
                                          ---------    ---------      -----------    -----------

OPERATING INCOME ......................     131,191      135,574          317,497        293,730
                                          ---------    ---------      -----------    -----------

NON-OPERATING INCOME
Interest and dividend income ..........         633        2,377            3,142          7,654
Other income ..........................       3,239        3,342           13,138          8,063
Other expense .........................      (1,044)      (2,502)          (1,916)        (7,245)
                                          ---------    ---------      -----------    -----------
                                              2,828        3,217           14,364          8,472
                                          ---------    ---------      -----------    -----------

FIXED CHARGES
Interest on long-term debt ............      17,871       18,262           54,441         53,150
Other interest expense ................         921          886            2,867          2,594
Preferred dividends of subsidiary trust           -            -                -          1,574
Allowance for borrowed funds ..........        (838)        (895)          (3,521)        (2,160)
                                          ---------    ---------      -----------    -----------
                                             17,954       18,253           53,787         55,158
                                          ---------    ---------      -----------    -----------

INCOME BEFORE INCOME TAXES ............     116,065      120,538          278,074        247,044
INCOME TAXES ..........................      51,760       50,028          121,945        103,899
                                          ---------    ---------      -----------    -----------
NET INCOME ............................      64,305       70,510          156,129        143,145
PREFERRED DIVIDENDS ...................         327          327            1,091          2,605
                                          ---------    ---------      -----------    -----------

EARNINGS ON COMMON STOCK ..............   $  63,978    $  70,183      $   155,038    $   140,540
                                          =========    =========      ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                           MIDAMERICAN ENERGY COMPANY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)

                                                    THREE MONTHS             NINE MONTHS
                                                 ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                                 --------------------    ----------------------
                                                   2003        2002        2003          2002
                                                 --------    --------    ---------    ---------
                                                                 (UNAUDITED)

EARNINGS ON COMMON STOCK .....................   $ 63,978    $ 70,183    $ 155,038    $ 140,540
                                                 --------    --------    ---------    ---------

OTHER COMPREHENSIVE LOSS
Unrealized gains (losses) on cash flow hedges:
  Unrealized gains (losses) during period-
    Before income taxes ......................     (4,746)     (1,665)       6,889       (3,869)
    Income tax (expense) benefit .............      1,973         692       (2,864)       1,608
                                                 --------    --------    ---------    ---------
                                                   (2,773)       (973)       4,025       (2,261)
                                                 --------    --------    ---------    ---------
  Less realized gains (losses) reflected in
   earnings on common stock during period-
    Before income taxes ......................      3,620       1,197       16,463          817
    Income tax (expense) benefit .............     (1,505)       (498)      (6,844)        (340)
                                                 --------    --------    ---------    ---------
                                                    2,115         699        9,619          477
                                                 --------    --------    ---------    ---------

Other comprehensive loss .....................     (4,888)     (1,672)      (5,594)      (2,738)
                                                 --------    --------    ---------    ---------

COMPREHENSIVE INCOME .........................   $ 59,090    $ 68,511    $ 149,444    $ 137,802
                                                 ========    ========    =========    =========

   The accompanying notes are an integral part of these financial statements.

                           MIDAMERICAN ENERGY COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                             NINE MONTHS
                                                                          ENDED SEPTEMBER 30,
                                                                        ----------------------
                                                                          2003         2002
                                                                        ---------    ---------
                                                                             (UNAUDITED)
NET CASH FLOWS FROM OPERATING ACTIVITIES
Net income ..........................................................   $ 156,129    $ 143,145
Adjustments to reconcile net income to net cash provided:
  Depreciation and amortization .....................................     203,403      207,966
  Deferred income taxes and investment tax credit, net ..............       1,816        2,657
  Amortization of other assets and liabilities ......................      17,508       28,209
  Power purchase contract restructuring receipt .....................           -       39,100
  Cash outflows of accounts receivable securitization ...............           -       (8,000)
  Impact of changes in working capital ..............................      70,317      (30,590)
  Other, net ........................................................     (11,350)      14,953
                                                                        ---------    ---------
    Net cash provided by operating activities .......................     437,823      397,440
                                                                        ---------    ---------

NET CASH FLOWS FROM INVESTING ACTIVITIES
Utility construction expenditures ...................................    (226,726)    (228,771)
Less non-cash and change in accrued utility construction expenditures       5,855        4,146
Quad Cities Station decommissioning trust fund ......................      (6,224)      (6,224)
Nonregulated capital expenditures ...................................      (1,032)        (586)
Other investing activities, net .....................................      12,513        3,932
                                                                        ---------    ---------
  Net cash used in investing activities .............................    (215,614)    (227,503)
                                                                        ---------    ---------

NET CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid ......................................................    (173,591)     (80,106)
Issuance of long-term debt, net .....................................     272,550      391,147
Retirement of long-term debt, including reacquisition cost ..........    (188,003)    (163,845)
Reacquisition of preferred securities ...............................           -     (126,680)
Net decrease in notes payable .......................................     (55,000)     (89,350)
                                                                        ---------    ---------
  Net cash used in financing activities .............................    (144,044)     (68,834)
                                                                        ---------    ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS ...........................      78,165      101,103
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ....................      28,500       20,020
                                                                        ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..........................   $ 106,665    $ 121,123
                                                                        =========    =========

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net of amounts capitalized ...........................   $  42,777    $  44,681
                                                                        =========    =========
Income taxes paid, net ..............................................   $  74,673    $  67,406
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

On January 1, 2003, MidAmerican Energy recorded $275.2 million of asset retirement obligation ("ARO") liabilities; $12.6 million of associated ARO assets, net of accumulated depreciation; $101.8 million of regulatory assets; and reclassified $1.0 million of accumulated depreciation to the ARO liability in conjunction with the adoption of SFAS No. 143. Adoption of SFAS No. 143 did not impact net income. The initial ARO liability recognized includes $266.5 million that pertains to obligations associated with the decommissioning of the Quad Cities Station. The $266.5 million includes a $159.8 million nuclear decommissioning liability that had been recorded as of December 31, 2002. As of September 30, 2003, $175.2 million of assets reflected in Investments and Nonregulated Property, Net on the Consolidated Balance Sheet are restricted for satisfying the Quad Cities Station obligation.

The change in the balance of the ARO liability during the first nine months of 2003 is summarized as follows (in thousands):

           Balance January 1, 2003.......................... $275,228
           Capitalized accretion............................   11,869
                                                             --------
           Balance September 30, 2003....................... $287,097
                                                             ========

Accretion on the ARO liability is capitalized as a regulatory asset. In addition to the ARO liabilities recognized on January 1, MidAmerican Energy has accrued for the cost of removing other electric and gas assets through its depreciation rates, in accordance with accepted regulatory practices. As of September 30, 2003, the estimated amount of such accruals included in accumulated depreciation was approximately $413 million based on the cost of removal component in current depreciation rates.

On April 30, 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends SFAS No. 133 for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 149 also amends certain other existing pronouncements and requires contracts with comparable characteristics to be accounted for similarly. In particular, SFAS No. 149 clarifies when a contract with an initial net investment meets the characteristic of a derivative and when a derivative that contains a financing component will require special reporting in the statement of cash flows. SFAS No. 149 was effective for MidAmerican Energy and MidAmerican Funding for contracts entered into or modified after June 30, 2003. Adoption of SFAS No. 149 did not have a material effect on the results of operations, financial position or cash flows of MidAmerican Energy or MidAmerican Funding.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 was effective for MidAmerican Funding and MidAmerican Energy for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the third quarter of 2003. MidAmerican Funding and MidAmerican Energy do not currently have financial instruments within the scope of SFAS No. 150.

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

MidAmerican Energy estimates the range of possible costs for investigation, remediation and monitoring for the sites discussed above to be approximately $15 million to $54 million. As of September 30, 2003, MidAmerican Energy has recorded a $15.9 million liability for these sites and a corresponding regulatory asset for future recovery through the regulatory process. MidAmerican Energy projects that these amounts will be incurred or paid over the next four years.

The estimated liability is determined through a site-specific cost evaluation process. First, a determination is made as to whether MidAmerican Energy has potential legal liability for a site and whether information exists to indicate that contaminated wastes remain at the site. If so, the costs of performing a preliminary investigation and the costs of removing known contaminated soil are accrued. If it is determined during the preliminary investigation that remedial action is required, then the best estimate of the costs is accrued. The estimate includes incremental direct costs of remediation, site monitoring costs and costs of compensation to employees for time expected to be spent directly on the remediation effort. The estimated recorded liabilities for these properties are based upon preliminary data. Thus, actual costs could vary significantly from the estimates. The estimate could change materially based on facts and circumstances derived from site investigations, changes in required remedial action and changes in technology relating to remedial alternatives. Insurance recoveries have been received for some of the sites under investigation. Those recoveries are intended to be used principally for accelerated remediation, as specified by the Iowa Utilities Board ("IUB"), and are recorded as a regulatory liability.

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

The impact of the standards on MidAmerican Energy is currently unknown. MidAmerican Energy's generating stations may be subject to emission reductions if the stations are located in nonattainment areas or contribute to nonattainment areas in other states. As part of state implementation plans to achieve attainment of the standards, MidAmerican Energy could be required to install control equipment on its generating stations or decrease the number of hours during which these stations operate.

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

While legislative action is necessary for the Clear Skies Initiative or other multi-pollutant emission reduction initiatives to become effective, MidAmerican Energy has implemented a planning process that forecasts the site-specific controls and actions required to meet emissions reductions of this nature. On April 1, 2002, in accordance with Iowa law passed in 2001, MidAmerican Energy filed with the IUB its first multi-year plan and budget for managing regulated emissions from its generating facilities in a cost-effective manner. An administrative law judge issued a ruling approving MidAmerican Energy's plan but disallowing the proposed recovery of plan costs through a tracker mechanism. MidAmerican Energy and the Iowa Office of Consumer Advocate each appealed the administrative law judge's ruling. On July 17, 2003, the IUB issued an order affirming the administrative law judge's decision. Accordingly, the IUB has rejected the future application of a tracker mechanism to recover emission reduction costs. However, the approved expenditures will not be subject to a subsequent prudence review in a future electric rate case.

In recent years, the EPA has requested from several utilities information and support regarding their capital projects for various generating plants. The requests were issued as part of an industry-wide investigation to assess compliance with the New Source Review and the New Source Performance Standards of the Clean Air Act. In December 2002 and April 2003, MidAmerican Energy received requests from the EPA to provide documentation related to its capital projects from January 1, 1980, to the present for a number of its generating plants. MidAmerican Energy has submitted information to the EPA in responses to these requests, and there are currently no outstanding data requests pending from the EPA. MidAmerican Energy cannot predict the outcome of these requests at this time.

4.   RATE MATTERS

Under two settlement agreements approved by the IUB, MidAmerican Energy's Iowa retail electric rates in effect on December 31, 2000, are effectively frozen through December 31, 2010. The settlement agreements specifically allow the filing of electric rate design and/or cost of service rate changes that are intended to keep MidAmerican Energy's overall Iowa retail electric revenue unchanged, but could result in changes to individual tariffs. The settlement agreements also each provide that portions of revenues associated with Iowa retail electric returns on equity within specified ranges will be recorded as a regulatory liability to be used to offset a portion of the cost to Iowa customers of future generating plant investment.

Under the first settlement agreement, which was approved by the IUB on December 21, 2001, and is effective through December 31, 2005, an amount equal to 50% of revenues associated with returns on equity between 12% and 14%, and 83.33% of revenues associated with returns on equity above 14%, in each year is recorded as a regulatory liability. The second settlement agreement, which was filed as part of MidAmerican Energy's application for ratemaking principles on a wind power project and was approved by the IUB on October 17, 2003, provides that during the period January 1, 2006 through December 31, 2010, an amount equal to 40% of revenues associated with returns on equity between 11.75% and 13%, 50% of revenues associated with returns on equity between 13% and 14%, and 83.3% of revenues associated with returns on equity above 14%, in each year will be recorded as a regulatory liability. An amount equal to the regulatory liability is recorded as a regulatory charge in depreciation and amortization expense when the liability is accrued. Interest expense is accrued on the portion of the regulatory liability related to prior years. Beginning in 2002, the liability is being reduced as it is credited against plant in service in amounts equal to the allowance for funds used during construction associated with generating plant additions. As of September 30, 2003 and December 31, 2002, the related regulatory liability reflected on the Consolidated Balance Sheets was $123.6 million and $102.9 million, respectively.

In addition, the 2003 settlement agreement provides that if Iowa retail electric returns on equity fall below 10% in any consecutive 12-month period after January 1, 2006, MidAmerican Energy may seek to file for a general increase in rates. However, prior to filing for a general increase in rates, MidAmerican Energy is required by the settlement agreement to conduct 30 days of good faith negotiations with all of the signatories to the settlement agreement to attempt to avoid a general increase in rates.

Illinois law provides for Illinois earnings above a computed level of return on common equity to be shared equally between regulated retail electric customers and MidAmerican Energy. MidAmerican Energy's computed level of return on common equity is based on a rolling two-year average of the Monthly Treasury Long-Term Average Rate, as published by the Federal Reserve System, plus a premium of 8.5% for 2000 through 2004 and a premium of 12.5% for 2005 and 2006. The two-year average above which sharing must occur for 2003 is 13.73%. The law allows MidAmerican Energy to mitigate the sharing of earnings above the threshold return on common equity through accelerated recovery of electric assets.

On November 8, 2002, the IUB approved a settlement agreement previously filed with it by MidAmerican Energy and the Iowa Office of Consumer Advocate. The settlement agreement provided for an increase in rates of $17.7 million annually for MidAmerican Energy's Iowa retail natural gas customers and effectively froze base rates through November 2004. However, MidAmerican Energy will continue collecting fluctuating gas costs through its purchased gas adjustment clause. The new rates were implemented for usage beginning November 25, 2002.

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

The following tables provide MidAmerican Energy's operating revenues, income before income taxes and total assets on an operating segment basis (in thousands):

                                               Three Months                  Nine Months
                                           Ended September 30,           Ended September 30,
                                        --------------------------    --------------------------
                                           2003           2002           2003           2002
                                        -----------    -----------    -----------    -----------
     Operating revenues:
       External revenues -
         Generation .................   $   127,730    $   130,338    $   393,438    $   353,262
         Energy delivery ............       400,954        399,572      1,345,689      1,178,692
         Transmission ...............         6,178          5,553         18,282         15,689
         Marketing & sales ..........        41,139         18,918        169,671         73,710
                                        -----------    -----------    -----------    -----------
           Total ....................       576,001        554,381      1,927,080      1,621,353
                                        -----------    -----------    -----------    -----------

       Intersegment revenues -
         Generation .................       216,625        228,964        495,669        521,291
         Transmission ...............        14,487         13,803         43,460         41,404
         Marketing & sales ..........         1,100          1,276          1,854          2,052
                                        -----------    -----------    -----------    -----------
           Total ....................       232,212        244,043        540,983        564,747

       Intersegment eliminations ....      (232,212)      (244,043)      (540,983)      (564,747)
                                        -----------    -----------    -----------    -----------
         Consolidated ...............   $   576,001    $   554,381    $ 1,927,080    $ 1,621,353
                                        ===========    ===========    ===========    ===========

     Income before income taxes:
       Generation ...................   $    97,299    $   104,454    $   160,259    $   145,627
       Energy delivery ..............         4,566          3,399         78,113         66,831
       Transmission .................        11,393         10,318         34,440         31,162
       Marketing & sales ............         2,480          2,040          4,171            819
                                        -----------    -----------    -----------    -----------
         Total ......................       115,738        120,211        276,983        244,439
       Preferred dividends ..........           327            327          1,091          2,605
                                        -----------    -----------    -----------    -----------
         Consolidated ...............   $   116,065    $   120,538    $   278,074    $   247,044
                                        ===========    ===========    ===========    ===========

                                                   As of
                                       ----------------------------
                                       September 30,   December 31,
                                            2003           2002
                                       -------------   ------------
     Total assets:
       Generation ...................   $ 1,419,142    $ 1,393,271
       Energy delivery ..............     2,306,012      2,224,238
       Transmission .................       228,624        222,051
       Marketing & sales ............        43,395         52,143
                                        -----------    -----------
         Total ......................     3,997,173      3,891,703
       Reclassifications and
         intersegment eliminations(a)       (75,405)       (79,824)
                                        -----------    -----------
       Consolidated .................   $ 3,921,768    $ 3,811,879
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

                         INDEPENDENT ACCOUNTANTS' REPORT


Board of Managers and Member
MidAmerican Funding, LLC
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Funding, LLC and subsidiaries (the "Company") as of September 30, 2003, and the related consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2003 and 2002, and of cash flows for the nine-month periods ended September 30, 2003 and 2002. These interim financial statements are the responsibility of the Company's management.

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


/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Des Moines, Iowa
November 3, 2003

                            MIDAMERICAN FUNDING, LLC
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                     AS OF
                                                         ----------------------------
                                                         SEPTEMBER 30,   DECEMBER 31,
                                                             2003           2002
                                                         -------------   ------------
                                                                  (UNAUDITED)

                                     ASSETS
UTILITY PLANT, NET
Electric ..............................................   $ 5,015,716    $ 4,731,002
Gas ...................................................       909,061        900,209
                                                          -----------    -----------
                                                            5,924,777      5,631,211
Accumulated depreciation and amortization .............    (3,185,004)    (3,011,123)
                                                          -----------    -----------
                                                            2,739,773      2,620,088
Construction work in progress .........................       127,755        205,988
                                                          -----------    -----------
                                                            2,867,528      2,826,076
                                                          -----------    -----------

CURRENT ASSETS
Cash and cash equivalents .............................       106,705         28,915
Receivables, net ......................................       246,486        321,698
Inventories ...........................................        85,044         88,492
Other .................................................        16,955         35,009
                                                          -----------    -----------
                                                              455,190        474,114
                                                          -----------    -----------

INVESTMENTS AND NONREGULATED PROPERTY, NET ............       344,386        333,382
GOODWILL ..............................................     1,275,143      1,275,143
REGULATORY ASSETS .....................................       278,803        192,514
OTHER ASSETS ..........................................        37,253         52,755
                                                          -----------    -----------
TOTAL ASSETS ..........................................   $ 5,258,303    $ 5,153,984
                                                          ===========    ===========

                         CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Member's equity .......................................   $ 1,823,314    $ 1,867,119
MidAmerican Energy preferred securities ...............        31,759         31,759
Long-term debt, excluding current portion .............     1,785,417      1,647,691
                                                          -----------    -----------
                                                            3,640,490      3,546,569
                                                          -----------    -----------
CURRENT LIABILITIES
Notes payable .........................................             -         55,000
Note payable to affiliate .............................        31,200              -
Current portion of long-term debt .....................        56,771        105,727
Accounts payable ......................................       156,613        242,733
Taxes accrued .........................................       111,526         85,987
Interest accrued ......................................        20,370         25,487
Other .................................................        73,604         56,291
                                                          -----------    -----------
                                                              450,084        571,225
                                                          -----------    -----------
OTHER LIABILITIES
Deferred income taxes .................................       464,589        461,862
Investment tax credits ................................        53,605         56,886
Asset retirement obligations ..........................       287,097        159,757
Regulatory liabilities ................................       131,054        118,011
Other .................................................       231,384        239,674
                                                          -----------    -----------
                                                            1,167,729      1,036,190
                                                          -----------    -----------
TOTAL CAPITALIZATION AND LIABILITIES ..................   $ 5,258,303    $ 5,153,984
                                                          ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                            MIDAMERICAN FUNDING, LLC
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (In thousands)

                                                     THREE MONTHS                  NINE MONTHS
                                                  ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                                ------------------------    --------------------------
                                                   2003         2002           2003           2002
                                                ---------    -----------    -----------    -----------
                                                                    (UNAUDITED)
OPERATING REVENUES
Regulated electric ..........................   $ 422,565    $   419,542    $ 1,066,794    $ 1,052,130
Regulated gas ...............................     110,882         96,163        679,736        442,290
Nonregulated ................................      43,834         40,579        183,107        130,755
                                                ---------    -----------    -----------    -----------
                                                  577,281        556,284      1,929,637      1,625,175
                                                ---------    -----------    -----------    -----------
OPERATING EXPENSES
Regulated:
  Cost of fuel, energy and capacity .........     123,261        110,590        294,133        255,907
  Cost of gas sold ..........................      76,125         61,907        517,399        297,226
  Other operating expenses ..................      91,157         93,810        263,026        300,001
  Maintenance ...............................      37,946         30,002        103,675         90,698
  Depreciation and amortization .............      56,260         66,451        202,542        207,120
  Property and other taxes ..................      19,693         19,640         59,623         56,229
                                                ---------    -----------    -----------    -----------
                                                  404,442        382,400      1,440,398      1,207,181
                                                ---------    -----------    -----------    -----------
Nonregulated:
  Cost of sales .............................      36,381         32,487        157,277        106,622
  Other .....................................       5,752          7,594         15,909         21,373
                                                ---------    -----------    -----------    -----------
                                                   42,133         40,081        173,186        127,995
                                                ---------    -----------    -----------    -----------
  Total operating expenses ..................     446,575        422,481      1,613,584      1,335,176
                                                ---------    -----------    -----------    -----------

OPERATING INCOME ............................     130,706        133,803        316,053        289,999
                                                ---------    -----------    -----------    -----------

NON-OPERATING INCOME
Interest and dividend income ................         667          9,004          3,132         17,761
Marketable securities gains and (losses), net           3         (1,697)           204         (5,221)
Other income ................................       4,294          6,916         16,103         19,758
Other expense ...............................      (1,178)        (9,229)        (4,386)       (14,243)
                                                ---------    -----------    -----------    -----------
                                                    3,786          4,994         15,053         18,055
                                                ---------    -----------    -----------    -----------
FIXED CHARGES
Interest on long-term debt ..................      29,653         30,230         89,786         89,052
Other interest expense ......................         993            886          3,031          2,598
Preferred dividends of subsidiaries .........         327            327          1,091          4,179
Allowance for borrowed funds ................        (838)          (895)        (3,521)        (2,160)
                                                ---------    -----------    -----------    -----------
                                                   30,135         30,548         90,387         93,669
                                                ---------    -----------    -----------    -----------

INCOME BEFORE INCOME TAXES ..................     104,357        108,249        240,719        214,385
INCOME TAXES ................................      46,913         44,702        106,629         89,705
                                                ---------    -----------    -----------    -----------
NET INCOME ..................................   $  57,444    $    63,547    $   134,090    $   124,680
                                                =========    ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                            MIDAMERICAN FUNDING, LLC
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)

                                                                  THREE MONTHS             NINE MONTHS
                                                               ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
                                                              --------------------    ----------------------
                                                                2003        2002        2003         2002
                                                              --------    --------    ---------    ---------
                                                                              (UNAUDITED)

NET INCOME ................................................   $ 57,444    $ 63,547    $ 134,090    $ 124,680
                                                              --------    --------    ---------    ---------

OTHER COMPREHENSIVE LOSS
Unrealized gains (losses) on available-for-sale securities:
  Unrealized holding gains (losses) during period-
    Before income taxes ...................................        242      (1,009)         378       (9,623)
    Income tax (expense) benefit ..........................        (85)        353         (133)       3,368
                                                              --------    --------    ---------    ---------
                                                                   157        (656)         245       (6,255)
                                                              --------    --------    ---------    ---------
  Less realized gains (losses) reflected in
   net income during period-
    Before income taxes ...................................          -      (1,812)          71       (4,743)
    Income tax (expense) benefit ..........................          -         634          (25)       1,660
                                                              --------    --------    ---------    ---------
                                                                     -      (1,178)          46       (3,083)
                                                              --------    --------    ---------    ---------
      Net unrealized gains (losses) .......................        157         522          199       (3,172)
                                                              --------    --------    ---------    ---------

Unrealized gains (losses) on cash flow hedges:
  Unrealized gains (losses) during period-
    Before income taxes ...................................     (4,746)     (1,665)       6,889       (3,869)
    Income tax (expense) benefit ..........................      1,973         692       (2,864)       1,608
                                                              --------    --------    ---------    ---------
                                                                (2,773)       (973)       4,025       (2,261)
                                                              --------    --------    ---------    ---------
  Less realized gains (losses) reflected in
   net income during period-
    Before income taxes ...................................      3,620       1,197       16,463          817
    Income tax (expense) benefit ..........................     (1,505)       (498)      (6,844)        (340)
                                                              --------    --------    ---------    ---------
                                                                 2,115         699        9,619          477
                                                              --------    --------    ---------    ---------
      Net unrealized losses ...............................     (4,888)     (1,672)      (5,594)      (2,738)
                                                              --------    --------    ---------    ---------

Other comprehensive loss ..................................     (4,731)     (1,150)      (5,395)      (5,910)
                                                              --------    --------    ---------    ---------

COMPREHENSIVE INCOME ......................................   $ 52,713    $ 62,397    $ 128,695    $ 118,770
                                                              ========    ========    =========    =========


   The accompanying notes are an integral part of these financial statements.

                            MIDAMERICAN FUNDING, LLC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                             NINE MONTHS
                                                                          ENDED SEPTEMBER 30,
                                                                          2003          2002
                                                                        ---------    ---------
                                                                              (UNAUDITED)

NET CASH FLOWS FROM OPERATING ACTIVITIES
Net income ..........................................................   $ 134,090    $ 124,680
Adjustments to reconcile net income to net cash provided:
  Depreciation and amortization .....................................     203,550      208,725
  Deferred income taxes and investment tax credit, net ..............       3,134          333
  Amortization of other assets and liabilities ......................      15,930       26,165
  Loss from impairment of assets and investments ....................       2,069        4,363
  Gain on sale of securities, assets and other investments ..........        (151)      (3,458)
  Income on equity investments ......................................      (1,753)      (1,916)
  Power purchase contract restructuring receipt .....................           -       39,100
  Cash outflows of accounts receivable securitization ...............           -       (8,000)
  Impact of changes in working capital ..............................      59,061      (49,069)
  Other, net ........................................................      (8,221)      19,129
                                                                        ---------    ---------
    Net cash provided by operating activities .......................     407,709      360,052
                                                                        ---------    ---------

NET CASH FLOWS FROM INVESTING ACTIVITIES
Utility construction expenditures ...................................    (226,726)    (228,771)
Less non-cash and change in accrued utility construction expenditures       5,855        4,146
Quad Cities Station decommissioning trust fund ......................      (6,224)      (6,224)
Nonregulated capital expenditures ...................................      (1,806)        (990)
Proceeds from sale of assets and other investments ..................         326       11,520
Notes receivable from affiliate .....................................           -       34,164
Other investing activities, net .....................................      10,409        6,995
                                                                        ---------    ---------
  Net cash used in investing activities .............................    (218,166)    (179,160)
                                                                        ---------    ---------

NET CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid ...............................................    (172,500)     (77,500)
Issuance of long-term debt, net .....................................     272,550      391,147
Retirement of long-term debt, including reacquisition cost ..........    (188,003)    (163,845)
Reacquisition of preferred securities ...............................           -     (126,680)
Note payable to affiliate ...........................................      31,200            -
Net decrease in notes payable .......................................     (55,000)     (91,780)
                                                                        ---------    ---------
  Net cash used in financing activities .............................    (111,753)     (68,658)
                                                                        ---------    ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS ...........................      77,790      112,234
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ....................      28,915       20,270
                                                                        ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..........................   $ 106,705    $ 132,504
                                                                        =========    =========

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net of amounts capitalized ...........................   $  90,003    $  92,784
                                                                        =========    =========
Income taxes paid, net ..............................................   $  60,666    $  57,384
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

MidAmerican Funding is an Iowa limited liability company with MidAmerican Energy Holdings Company as its sole member. MidAmerican Funding's direct, wholly owned subsidiary is MHC Inc. ("MHC"). MHC, MidAmerican Funding and MidAmerican Energy Holdings Company are exempt public utility holding companies headquartered in Des Moines, Iowa. MHC's principal subsidiary is MidAmerican Energy Company, a public utility with electric and natural gas operations. Other direct, wholly owned subsidiaries of MHC include InterCoast Capital Company (previously named MidAmerican Capital Company), Midwest Capital Group, Inc., MidAmerican Services Company and MEC Construction Services Co.

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

4.   RATE MATTERS

Refer to Note 4 of MidAmerican Energy's Notes to Consolidated Financial Statements for information regarding MidAmerican Funding's rate matters.

5.   SEGMENT INFORMATION

MidAmerican Funding has identified four reportable operating segments based principally on management structure. The generation segment derives most of its revenue from the sale of regulated and nonregulated wholesale electricity and natural gas. The energy delivery segment derives its revenue principally from the sale and delivery of regulated retail electricity and natural gas, while the transmission segment obtains most of its revenue from the sale of transmission capacity. The marketing and sales segment receives its revenue principally from nonregulated retail sales of natural gas and electricity. Common operating costs, interest income, interest expense, income tax expense and equity in the net income or loss of investees are allocated to each segment, except for interest in MidAmerican Funding parent debt.

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

The following tables provide MidAmerican Funding's operating revenues, income before income taxes and total assets on an operating segment basis (in thousands):


                                              Three Months                 Nine Months
                                           Ended September 30,         Ended September 30,
                                         ----------------------    --------------------------
                                            2003         2002         2003           2002
                                         ---------    ---------    -----------    -----------
     Operating revenues:
       External revenues -
         Generation ..................   $ 127,730    $ 130,338    $   393,438    $   353,262
         Energy delivery .............     400,954      399,572      1,345,689      1,178,692
         Transmission ................       6,178        5,553         18,282         15,689
         Marketing & sales ...........      41,139       18,918        169,671         73,710
         Other .......................       1,280        1,903          2,557          3,822
                                         ---------    ---------    -----------    -----------
           Total .....................     577,281      556,284      1,929,637      1,625,175
                                         ---------    ---------    -----------    -----------

       Intersegment revenues -
         Generation ..................     216,625      228,964        495,669        521,291
         Transmission ................      14,487       13,803         43,460         41,404
         Marketing & sales ...........       1,100        1,276          1,854          2,052
                                         ---------    ---------    -----------    -----------
           Total .....................     232,212      244,043        540,983        564,747

       Intersegment eliminations .....    (232,212)    (244,043)      (540,983)      (564,747)
                                         ---------    ---------    -----------    -----------
         Consolidated ................   $ 577,281    $ 556,284    $ 1,929,637    $ 1,625,175
                                         =========    =========    ===========    ===========

     Income before income taxes:
       Generation ....................   $  97,299    $ 104,454    $   160,259    $   145,627
       Energy delivery ...............       4,566        3,399         78,113         66,831
       Transmission ..................      11,393       10,318         34,440         31,162
       Marketing & sales .............       2,480        2,040          4,171            819
       Other .........................     (11,381)     (11,962)       (36,264)       (30,054)
                                         ---------    ---------    -----------    -----------
         Total .......................   $ 104,357    $ 108,249    $   240,719    $   214,385
                                         =========    =========    ===========    ===========

                                                    As of
                                        ----------------------------
                                        September 30,   December 31,
                                            2003           2002
                                        -------------   ------------
     Total assets (a):
       Generation ....................   $ 2,346,961    $ 2,321,090
       Energy delivery ...............     2,569,164      2,487,390
       Transmission ..................       312,796        306,223
       Marketing & sales .............        43,395         52,143
       Other .........................       208,554        179,141
                                         -----------    -----------
       Total .........................     5,480,870      5,345,987
       Reclassifications and
         intersegment eliminations(b)       (222,567)      (192,003)
                                         -----------    -----------
       Consolidated ..................   $ 5,258,303    $ 5,153,984
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

On January 1, 2003, MidAmerican Energy recorded $275.2 million of asset retirement obligation ("ARO") liabilities; $12.6 million of associated ARO assets, net of accumulated depreciation; $101.8 million of regulatory assets; and reclassified $1.0 million of accumulated depreciation to the ARO liability in conjunction with adoption of SFAS No. 143. Adoption of SFAS No. 143 did not impact net income. The initial ARO liability recognized includes $266.5 million that pertains to obligations associated with the decommissioning of the Quad Cities Station. The $266.5 million includes a $159.8 million nuclear decommissioning liability that had been recorded as of December 31, 2002. As of September 30, 2003, $175.2 million of assets reflected in Investments and Nonregulated Property, Net on the Consolidated Balance Sheet are restricted for satisfying the Quad Cities Station obligation.

The change in the balance of the ARO liability during the first nine months of 2003 is summarized as follows (in thousands):

           Balance January 1, 2003.......................... $275,228
           Capitalized accretion............................   11,869
                                                             --------
           Balance September 30, 2003....................... $287,097
                                                             ========

Accretion on the ARO liability is capitalized as a regulatory asset. In addition to the ARO liabilities recognized on January 1, MidAmerican Energy has accrued for the cost of removing other electric and gas assets through its depreciation rates, in accordance with accepted regulatory practices. As of September 30, 2003, the estimated amount of such accruals included in accumulated depreciation was approximately $413 million based on the cost of removal component in current depreciation rates.

On April 30, 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends SFAS No. 133 for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 149 also amends certain other existing pronouncements and requires contracts with comparable characteristics to be accounted for similarly. In particular, SFAS No. 149 clarifies when a contract with an initial net investment meets the characteristic of a derivative and when a derivative that contains a financing component will require special reporting in the statement of cash flows. SFAS No. 149 was effective for MidAmerican Energy and MidAmerican Funding for contracts entered into or modified after June 30, 2003. Adoption of SFAS No. 149 did not have a material effect on the results of operations, financial position or cash flows of MidAmerican Energy and MidAmerican Funding.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 was effective for MidAmerican Funding and MidAmerican Energy for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the third quarter of 2003. MidAmerican Funding and MidAmerican Energy do not currently have financial instruments within the scope of SFAS No. 150.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

Regulated Electric Gross Margin
-------------------------------

                                                       Three Months
                                                    Ended September 30,
                                                    -------------------
                                                     2003         2002
                                                    ------       ------
                                                       (In millions)
         Operating revenues .....................   $422.6       $419.5
         Less cost of fuel, energy and capacity..    123.3        110.6
                                                    ------       ------
           Electric gross margin ................   $299.3       $308.9
                                                    ======       ======

Electric gross margin for the third quarter of 2003 decreased $9.6 million compared to the third quarter of 2002.

Effective August 1, 2002, MidAmerican Energy and the Nebraska Public Power District ("NPPD") restructured their contract for Cooper Nuclear Station. Accordingly, MidAmerican Energy's costs for energy and capacity purchased from Cooper Nuclear Station are now classified differently on the statement of income. As a result, electric gross margin for the third quarter of 2003 decreased by $3.5 million compared to the third quarter of 2002 due to the change in classification of the related costs. Prior to August 1, 2002, only the fuel costs for energy purchased from Cooper Nuclear Station were classified as a cost of fuel, energy and capacity. Other costs under the contract were classified as other operating expenses. Following the restructuring, all costs for energy and capacity purchased under that contract are included in MidAmerican Energy's cost of fuel, energy and capacity, as with other purchased power costs. Other operating expenses decreased accordingly. Refer to Note
(1)(h) of Notes to Consolidated Financial Statements in Item 15 of MidAmerican Energy's most recently filed Annual Report on Form 10-K for a discussion of the contract restructuring.

Temperature conditions during the third quarter of 2003 were milder than in the third quarter of 2002, resulting in approximately a $4.2 million decrease in electric margin. Electricity usage and rate factors not dependent on weather decreased electric margin by $3.3 million compared to the third quarter of 2002. In total, retail electric sales volumes decreased 0.7% for the three months ended September 30, 2003.

Higher fuel costs related to Iowa retail electric sales, excluding the impact of restructuring the Cooper Nuclear Station contract, decreased electric margin by $6.9 million relative to the third quarter of 2002.

MidAmerican Energy sells and purchases electric capacity in the wholesale market. The net margin from those sales and purchases increased $5.1 million compared to the third quarter of 2002. In addition to increased capacity sales margins, the gross margin on electric wholesale energy sales increased $2.8 million for the third quarter of 2003 due to an increase in prices, partially offset by a decrease in sales volumes, compared to the third quarter of 2002. Wholesale sales are the sales of energy to other utilities, municipalities and marketers inside and outside of MidAmerican Energy's delivery system.

Regulated Gas Gross Margin
--------------------------

                                               Three Months
                                            Ended September 30,
                                            -------------------
                                             2003         2002
                                            ------       ------
                                              (In millions)
            Operating revenues ..........   $110.9       $ 96.2
            Less cost of gas sold........     76.1         61.9
                                            ------       ------
              Gas gross margin ..........   $ 34.8       $ 34.3
                                            ======       ======

Regulated gas revenues include purchased gas adjustment clauses through which MidAmerican Energy is allowed to recover the cost of gas sold from its retail gas utility customers. Consequently, fluctuations in the cost of gas sold do not affect gross margin or net income because revenues reflect comparable fluctuations from purchased gas adjustment clauses. A 51.3% increase in the average per-unit cost of gas for the three-month period ended September 30, 2003, compared to the same period in 2002, increased revenues and cost of gas sold.

Gas margin for the three months ended September 30, 2003, increased $0.5 million compared to the three months ended September 30, 2002. Retail sales volumes increased 9.4% compared to the third quarter of 2002.

Increases in retail gas rates that took effect subsequent to the third quarter of 2002 improved gas margin by $1.3 million compared to the third quarter of 2002. On November 8, 2002, the Iowa Utilities Board ("IUB") approved a proposed settlement agreement previously filed by MidAmerican Energy and the Iowa Office of Consumer Advocate that provided for a final increase, implemented on November 25, 2002, of $17.7 million annually for MidAmerican Energy's Iowa retail natural gas customers. On September 11, 2002, MidAmerican Energy received a final order from the Illinois Commerce Commission to increase its Illinois natural gas rates by $2.2 million annually and implemented the rates on September 18, 2002. Refer to the "Rate Matters" section of MD&A for comments on the Iowa gas rate settlement.

Additionally, gas gross margin decreased compared to the third quarter of 2002 due to a $1.1 million decrease in revenues from the recovery of energy efficiency costs. Changes in these revenues are substantially matched with corresponding changes in other operating expenses.

Regulated Operating Expenses
----------------------------

Regulated other operating expenses for the third quarter of 2003 decreased $2.7 million compared to the third quarter of 2002. Effective August 1, 2002, MidAmerican Energy and NPPD restructured their contract for Cooper Nuclear Station. Prior to August 1, 2002, costs under the contract other than fuel costs for energy purchased were classified as other operating expenses. Following the restructuring, all costs for energy and capacity purchased under that contract are included in MidAmerican Energy's cost of fuel, energy and capacity, as with other purchased power. As a result, other operating expenses for the third quarter of 2003 decreased by $9.6 million compared to the third quarter of 2002.

The decrease in other operating expenses due to Cooper Nuclear Station was partially offset by increases totaling $3.6 million related to employee costs for compensation and health care and $2.9 million for electric distribution and transmission operations.

Maintenance expenses increased $7.9 million compared to the third quarter of 2002 due primarily to a $4.9 million increase from the timing of fossil fuel generation maintenance compared to the third quarter of 2002, as well as a $1.4 million increase in general plant maintenance and a $1.0 million increase in Quad Cities Station maintenance costs.

Depreciation and amortization expense decreased $10.2 million compared to the three months ended September 30, 2003, due principally to decreases in regulatory expense related to revenue sharing arrangements in Iowa and Illinois. Refer to the "Legislative and Utility Regulatory Matters" section for an explanation of these revenue sharing arrangements.

Interest and Dividend Income
----------------------------

MidAmerican Energy -

The decrease in interest and dividend income was due principally to a $1.3 million decrease in interest income on a note receivable related to MidAmerican Energy's accounts receivable sales arrangement, which terminated in October 2002.

MidAmerican Funding -

Interest income for MidAmerican Funding for the third quarter of 2002 includes $5.0 million from the settlement of an investment in a communications company. Interest income related to notes receivable with MidAmerican Funding's parent company decreased $1.3 million compared to the third quarter of 2002. The note receivable balances have been zero throughout 2003.

Marketable Securities Gains and Losses, Net
-------------------------------------------

MidAmerican Funding -

In the third quarter of 2002,  MidAmerican  Funding recorded a $1.4 million loss
for  other-than-temporary   declines  in  its  available-for-sale  common  stock
investments.

Other Income and Other Expense
------------------------------

MidAmerican Energy -

MidAmerican Energy's other income includes net earnings related to the cash surrender value of corporate-owned life insurance. Related net earnings increased $1.5 million to $0.8 million for the third quarter of 2003 compared to the third quarter of 2002.

As a regulated public utility, MidAmerican Energy is allowed to capitalize, and record as income, a cost of construction for equity funds used, based on guidelines set forth by the Federal Energy Regulatory Commission ("FERC"). Other income for the capitalized allowance on equity funds used during construction totaled $2.2 million in each of the third quarters of 2003 and 2002. MidAmerican Energy anticipates recording income for the allowance on equity funds used during construction over the next several years while the announced generating plants are constructed.

Additionally, other income for the third quarter of 2002 reflects a $0.9 million gain from the sale of utility property.

Other expense includes a discount on MidAmerican Energy's accounts receivable sold to MidAmerican Energy Funding Corporation. The discount was designed to cover the expenses of MidAmerican Energy Funding Corporation, including bad debt expense, subservicer fees, monthly administrative costs and interest. The discount was recorded in other expense because it is not reflected in utility cost of service for regulatory purposes. The discount totaled $2.2 million for the third quarter of 2002. The related arrangement terminated in October 2002.

MidAmerican Funding -

Other income for the third quarter of 2002 includes a $2.6 million gain on the sale of an investment in a communications company.

Other expense for the third quarter of 2002 reflects a $5.1 million loss for the impairment of an equity method investment and losses totaling $1.5 million from impairments on three venture capital fund investments.

Fixed Charges and Preferred Dividends
-------------------------------------

The decrease in interest on long-term debt was due to the effect of debt maturities in 2002 and 2003 offset partially by interest on $275 million of MidAmerican Energy notes issued in January 2003.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

Regulated Electric Gross Margin
-------------------------------

                                                        Nine Months
                                                    Ended September 30,
                                                   --------------------
                                                     2003        2002
                                                   --------    --------
                                                      (In millions)
        Operating revenues .....................   $1,066.8    $1,052.1
        Less cost of fuel, energy and capacity..      294.1       255.9
                                                   --------    --------
          Electric gross margin ................   $  772.7    $  796.2
                                                   ========    ========

Electric gross margin for the first nine months of 2003 decreased $23.5 million compared to the first nine months of 2002.

Electric gross margin for the first nine months of 2003 decreased by $21.5 million compared to the first nine months of 2002 due to the change in classification of costs related to MidAmerican Energy's contract for Cooper Nuclear Station. Refer to the "Regulated Electric Gross Margin" section in three-month results of operations discussion above for additional information regarding this change.

The effect of temperature conditions during the first nine months of 2003 compared to the first nine months of 2002, resulted in approximately a $6.0 million decrease in electric margin. Electricity usage and rate factors not dependent on weather decreased electric margin by $4.1 million compared to the first nine months of 2002. In total, retail electric sales volumes were relatively unchanged for the nine months ended September 30, 2003.

Lower fuel costs for Iowa retail electric sales, excluding the impact of restructuring the Cooper Nuclear Station contract, increased electric margin by $3.0 million relative to first nine months of 2002. The decrease in fuel costs for Iowa electric retail sales includes the Iowa portion of $10.9 million of cost recovery recognized in the second quarter of 2003 related to MidAmerican Energy's coal purchase contract with Enron Corp. ("Enron"). In November 2001, MidAmerican Energy received collateral from Enron for costs to MidAmerican Energy related to the coal purchase contract as a result of a downgrade in Enron's credit ratings in 2001. MidAmerican Energy deferred recognition of the value of the collateral at that time, pending resolution of related bankruptcy proceedings. MidAmerican Energy and Enron agreed on a settlement of their bankruptcy claims, including the coal purchase contract, and received the final required approval in June 2003. Accordingly, MidAmerican Energy recognized the reduced costs associated with the collateral for the settlement of the coal purchase contract. The decrease in fuel costs due to the coal purchase contract with Enron was partially offset by the Iowa portion of $5.1 million of expense related to the write-off of the remaining value of failed nuclear fuel assemblies at Quad Cities Station.

Electric revenues from the recovery of energy efficiency program costs increased $1.1 million compared to the first nine months of 2002. Changes in these revenues are substantially matched with corresponding changes in other operating expenses.

MidAmerican Energy's gross margin on electric wholesale sales increased $3.1 million for the first nine months of 2003 compared to the first nine months of 2002 due to an increase in prices, partially offset by a decrease in sales volumes.

Regulated Gas Gross Margin
--------------------------

                                               Nine Months
                                           Ended September 30,
                                           -------------------
                                            2003         2002
                                           ------       ------
                                              (In millions)
            Operating revenues .........   $679.7       $442.3
            Less cost of gas sold.......    517.4        297.2
                                           ------       ------
              Gas gross margin .........   $162.3       $145.1
                                           ======       ======

Regulated gas revenues include purchased gas adjustment clauses through which MidAmerican Energy is allowed to recover the cost of gas sold from its retail gas utility customers. An 83.9% increase in the average per-unit cost of gas for the nine-month period ended September 30, 2003, compared to the same period in 2002, increased revenues and cost of gas sold.

Gas gross margin for the nine months ended September 30, 2003, increased $17.2 million compared to the nine months ended September 30, 2002.

Increases in retail gas rates that largely took effect subsequent to the second quarter of 2002 improved gas margin by $12.6 million compared to the first nine months of 2002. In addition to the rate increases discussed in the three-month "Regulated Gas Gross Margin" section, on June 12, 2002, the IUB issued an order granting an interim rate increase of approximately $13.8 million annually, effective immediately. Also, on February 20, 2002, the South Dakota Public Utilities Commission approved a settlement agreement allowing increased natural gas rates of $3.1 million annually, effective immediately.

The effect of colder temperature conditions during the first quarter of 2003 compared to the same quarter in 2002 was partially offset by the effect of milder temperature conditions in the second quarter of 2003 compared to the second quarter of 2002. Accordingly, gas gross margin for the first nine months of 2003 increased approximately $6.8 million compared to the first nine months of 2002. A $2.2 million loss on a weather hedge partially offset the increase due to temperature conditions. Other usage factors not dependent on weather decreased gas margin by $5.2 million compared to the first nine months of 2002. Total natural gas retail sales volumes increased 8.9%.

Gas gross margin increased compared to the first nine months of 2002 due to a $2.0 million increase in revenues from the recovery of energy efficiency costs and a $2.7 million increase in revenues from gas transported.

Regulated Operating Expenses
----------------------------

Regulated other operating expenses for the first nine months of 2003 decreased $37.0 million compared to the first nine months of 2002 due to a $57.8 million decrease in costs related to Cooper Nuclear Station. Cooper Nuclear Station costs are now classified differently on the statement of income as a result of the restructuring of the related contract. Refer to the three-month discussion of regulated operating expenses for additional comments on the restructuring of the contract.

The decrease in other operating expenses due to Cooper Nuclear Station costs was partially offset by increases totaling $14.3 million related to employee costs for compensation, health care costs, and pension and other postretirement costs; and by a $3.4 million increase in electric distribution costs and a $3.0 million increase in energy efficiency program costs.

Maintenance expenses increased $13.0 million compared to the first nine months of 2002 due principally to a $6.1 million increase in fossil fuel generation maintenance and a $3.2 million increase in maintenance costs at Quad Cities Station.

Depreciation and amortization expense decreased $4.6 million compared to the first nine months of 2002 due to a $14.0 million decrease in regulatory expense related to the Iowa revenue sharing arrangement. The decrease was partially offset by increases in utility plant depreciation and in amortization related to an Illinois revenue sharing arrangement. Additionally, amortization for the first nine months of 2002 includes a gain related to the restructuring of the Cooper Nuclear Station contract in 2002. Refer to the "Legislative and Utility Regulatory Matters" section for an explanation of these revenue sharing arrangements.

Property and other taxes increased $3.4 million due primarily to an increase in property taxes as a result of higher levels of electricity generated and delivered during the measurement period. Iowa law provides for property taxes for electric and gas utilities to be based predominantly on energy consumption.

Nonregulated Operating Revenues and Operating Expenses
------------------------------------------------------

                                                        Nine Months
                                                    Ended September 30,
                                                    -------------------
                                                      2003      2002
                                                     ------    ------
                                                        (In millions)
           MidAmerican Energy -
             Nonregulated operating revenues ....    $180.6    $126.9
             Less nonregulated cost of sales ....     156.8     105.8
                                                     ------    ------
             Nonregulated gross margin ..........    $ 23.8    $ 21.1
                                                     ======    ======

           MidAmerican Funding Consolidated -
             Nonregulated operating revenues ....    $183.1    $130.8
             Less nonregulated cost of sales ....     157.3     106.6
                                                     ------    ------
             Nonregulated gross margin ..........    $ 25.8    $ 24.2
                                                     ======    ======

MidAmerican Energy -

All gains and losses on MidAmerican Energy's energy trading contracts are now reported net on the statement of income in accordance with Emerging Issues Task Force ("EITF") Issue No. 02-3. MidAmerican Energy's nonregulated wholesale gas and electric marketing activities qualify as "energy trading" contracts under the guidance of EITF Issue No. 02-3.

MidAmerican Energy's nonregulated gross margin for the first nine months of 2003 increased $2.7 million compared to the first nine months of 2002.

Nonregulated revenues and cost of sales consist substantially of nonregulated retail natural gas marketing operations. Gross margin for MidAmerican Energy's nonregulated retail natural gas operations increased $1.6 million for the first nine months of 2003. The improvement in gross margin reflects increases in margin per unit sold and in sales volumes. An increase in related revenues was due principally to an increase in the average price per unit sold, which reflects a 57.5% increase in the average cost of gas and accounts for $43.7 million of the increase in nonregulated retail natural gas revenues.

Electric retail customers in Illinois, except for those served by electric cooperatives and municipalities, are allowed to select their electric power supplier. Related revenues increased $4.9 million to $48.4 million for the first nine months of 2003 while cost of sales increased $3.8 million to $39.7 million.

Additionally, nonregulated revenues include income from sharing arrangements under regulated natural gas tariffs. Related income totaled $4.4 million for the first nine months of 2003 and $2.6 million for the first nine months of 2002.

Interest and Dividend Income
----------------------------

MidAmerican Energy -

The decrease in interest and dividend income was due principally to a $3.5 million decrease in interest income on a note receivable related to MidAmerican Energy's accounts receivable sales arrangement, which terminated in October 2002.

MidAmerican Funding -

Interest income related to notes receivable with MidAmerican Funding's parent company decreased $4.1 million compared to the first nine months of 2002. The related note receivable balances have been zero throughout 2003. Additionally, the first nine months of 2002 include $5.0 million from the settlement of an investment in a communications company.

Marketable Securities Gains and Losses, Net
-------------------------------------------

MidAmerican Funding -

Net losses on marketable securities decreased compared to the first nine months of 2002 due primarily to $4.4 million of losses recorded in the 2002 period related to other-than-temporary declines in MidAmerican Funding's available-for-sale common stock investments.

Other Income and Other Expense
------------------------------

MidAmerican Energy -

Other income from net earnings related to the cash surrender value of corporate-owned life insurance totaled $3.7 million for the first nine months of 2003 compared to a loss of $0.6 million for the first nine months of 2002. Other income for the capitalized allowance on equity funds used during construction totaled $8.7 million in the first nine months of 2003 compared to $5.4 million in the first nine months of 2002.

Other income for the first nine months of 2002 reflects $1.2 million of subservicer fee income related to accounts receivable sold to MidAmerican Energy Funding Company. The related arrangement terminated in October 2002. Additionally, the 2002 nine-month period includes a $0.9 million gain on the sale of utility property.

Other expense includes a discount on MidAmerican Energy's accounts receivable sold to MidAmerican Energy Funding Corporation. The discount totaled $5.8 million for the first nine months of 2002.

MidAmerican Funding -

Other income for the first nine months of 2003 and 2002 includes $1.8 million and $6.5 million, respectively, of income from equity method investments. Equity income for 2002 includes $5.3 million of income for a distribution of common stock held by a venture capital fund investment.

Other income for the first nine months of 2002 reflects a $2.6 million gain on the sale of an investment in a communications company.

Other expense for the first nine months of 2003 includes a $2.1 million write-down for the impairment of a special purpose fund investment. The first nine months of 2002 includes a $5.1 million loss for the impairment of an equity method investment and losses totaling $1.5 million for impairments on three venture capital investments.

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

As reflected on the Consolidated Statements of Cash Flows, MidAmerican Energy's net cash provided by operating activities was $437.8 million and $397.4 million for the nine months ended September 30, 2003 and 2002, respectively. MidAmerican Funding's net cash provided by operating activities was $407.7 million and $360.1 million for the nine months ended September 30, 2003 and 2002, respectively.

Investing Activities and Plans
------------------------------

Utility Construction Expenditures -

MidAmerican   Energy's   primary  need  for  capital  is  utility   construction
expenditures. For the first nine months of 2003, utility construction expenditures totaled $226.7 million, including allowance for funds used during construction and Quad Cities Station nuclear fuel purchases.

Forecasted utility construction expenditures, including allowance for funds used during construction, are $366 million for 2003. Capital expenditure needs are reviewed regularly by management and may change significantly as a result of such reviews.

Through 2007, MidAmerican Energy plans to develop and construct three electric generating projects in Iowa. The projects would provide service to regulated retail electricity customers and, subject to regulatory approvals, be included in regulated rate base in Iowa, Illinois and South Dakota. Wholesale sales may also be made from the projects to the extent the power is not needed for regulated retail service. MidAmerican Energy expects to invest approximately $1.44 billion in the three projects.

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

The second project is currently under construction and will be a 790-MW (based on expected accreditation) super-critical-temperature, low-sulfur coal-fired plant. MidAmerican Energy will operate the plant and own approximately 475 MW of the plant. MidAmerican Energy expects to invest approximately $759 million in the project, plus allowance for funds used during construction. Municipal, cooperative and public power utilities will own the remainder, which is a typical ownership arrangement for large base-load plants in Iowa. On May 29, 2003, the IUB issued an order that approves the ratemaking principles for the plant, and on June 27, 2003, MidAmerican Energy received a certificate from the IUB allowing MidAmerican Energy to construct the plant. On February 12, 2003, MidAmerican Energy executed a contract with Mitsui & Co. Energy Development, Inc. for the engineering, procurement and construction of the plant. On September 9, 2003, MidAmerican Energy began construction of the plant, which it expects to be completed in the summer of 2007. MidAmerican Energy is also seeking an order from the IUB approving construction of the associated transmission facilities.

The third project is currently under development and is expected to be wind power facilities totaling 310 MW based on the nameplate rating. Generally speaking, accredited capacity ratings for wind power facilities are considerably less than the nameplate ratings due to the varying nature of wind. The current projected accredited capacity for these wind power facilities is approximately 53 MW. If constructed, MidAmerican Energy will own and operate these facilities, which are expected to cost approximately $323 million. MidAmerican Energy's plan to construct the wind project is in conjunction with a settlement agreement that extends through December 31,

2010, an Iowa retail electric rate freeze that was previously scheduled to expire at the end of 2005. The settlement agreement, which was filed with the IUB as part of MidAmerican Energy's application for ratemaking principles for the wind project, was approved by the IUB on October 17, 2003. The obligation of MidAmerican Energy to construct the wind project may be terminated by MidAmerican Energy if the Federal production tax credit applicable to the wind energy facilities is not available at a rate of 1.8 cents per kWh for a period of at least ten years after the facilities begin generating electricity. MidAmerican Energy has also received authorization from the IUB to construct the wind power project. Refer to the "Rate Matters" section below for more discussion of the rate aspects of the settlement.

Nuclear Decommissioning -

Each licensee of a nuclear facility is required to provide financial assurance for the cost of decommissioning its licensed nuclear facility. In general, decommissioning of a nuclear facility means to safely remove the facility from service and restore the property to a condition allowing unrestricted use by the operator.

MidAmerican Energy currently contributes $8.3 million annually to external trusts established for the investment of funds for decommissioning Quad Cities Station. Approximately 65% of the fair value of the trusts' funds is now invested in domestic corporate debt and common equity securities. The remainder is invested in investment grade municipal and U.S. Treasury bonds. Funding for Quad Cities Station nuclear decommissioning is reflected as depreciation expense in the Consolidated Statements of Income. Quad Cities Station decommissioning costs charged to Iowa customers are included in base rates, and recovery of increases in those amounts must be sought through the normal ratemaking process.

Contractual Obligations and Commercial Commitments -

MidAmerican Energy and MidAmerican Funding have various contractual obligations and commercial commitments. The following table, which has been updated from December 31, 2002, to reflect issuances and retirements of long-term debt and on-going changes in commitments due to operating lease and fuel transactions, summarizes as of September 30, 2003, the material cash obligations of MidAmerican Energy and MidAmerican Funding (in millions).

                                                               Period Payments are Due
                                                        ----------------------------------------
                                                        Oct. 1 to
                                                         Dec. 31,   2004 -    2006 -      After
Type of Obligation                             Total      2003      2005      2007        2007
------------------                           --------   ---------   ------    ------    --------
MidAmerican Energy:
Long-term debt, excluding unamortized
  debt premium and discount, net ........    $1,147.3     $ 1.0     $147.0    $162.0    $  837.3
Operating leases (1) ....................        26.0       1.9       11.9       7.5         4.7
Coal, electricity and natural gas
  contract commitments (1) ..............       621.7      47.8      294.9     142.6       136.4
                                             --------     -----     ------    ------    --------
  Total .................................     1,795.0      50.7      453.8     312.1       978.4

MidAmerican Funding parent and
  other subsidiaries:
Long-term debt, excluding unamortized
  debt premium and discount, net ........       700.0         -          -         -       700.0
                                             --------     -----     ------    ------    --------
  Total .................................    $2,495.0     $50.7     $453.8    $312.1    $1,678.4
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

     - Construction expenditures: Refer to the "Utility Construction Expenditures" section above. - Manufactured gas plant facilities (see
          Note 3a. of this Form 10-Q) - Nuclear  decommissioning costs (see Note
          (4)(d) of MidAmerican Energy's and MidAmerican Funding's most recently filed Annual Report on Form 10-K)

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

On February 10, 2003, MidAmerican Energy redeemed all $75 million of its 7.375% series of mortgage bonds, and on March 17, 2003, it redeemed all $6.94 million of its 7.45% series of mortgage bonds. Additionally, MidAmerican Energy's 7.125% series of mortgage bonds totaling $100 million matured on February 3, 2003. On October 17, 2003, MidAmerican Energy redeemed all $12.5 million of its 6.95% series of mortgage bonds at 103.48% of the principal amount.

MidAmerican Energy has on file with the Securities and Exchange Commission a registration statement providing for the issuance of $425 million in various forms of senior and subordinated, unsecured long-term debt and preferred securities. MidAmerican Energy intends to file a registration statement in the fourth quarter of 2003 providing for the issuance of an additional $455 million of such securities.

MidAmerican Energy has authorization from the FERC to issue, through November 30, 2004, $425 million in various forms of long-term debt and has filed a request for authorization to issue an additional $455 million in various forms of long-term debt for the two-year period beginning December 1, 2003. Such funds would be used to refinance maturing debt and to finance a portion of the cost of the generation projects noted above.

MidAmerican Energy is required to obtain authorization from the Illinois Commerce Commission ("ICC") prior to issuing any securities. If 90% or more of the proceeds from a securities issuance are used for refinancing purposes, MidAmerican Energy need only provide the ICC with an "informational statement" prior to the issuance which sets forth the type, amount and use of the proceeds of the securities to be issued. If less than 90% of the proceeds are used for refinancing, MidAmerican Energy must file a comprehensive application seeking authorization prior to issuance. The ICC is required to hold a hearing before issuing its authorization. In addition to an existing $15 million of ICC long-term debt authority, on October 22, 2003, the ICC issued its order providing authorization for MidAmerican Energy to issue up to $880 million of long-term debt for refinancing purposes and capital expenditures.

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

In conjunction with its wholesale marketing and trading activities, MidAmerican Energy must meet credit quality standards as required by counterparties. MidAmerican Energy has energy trading agreements that, in accordance with industry practice, either specifically require it to maintain investment grade credit ratings or provide the right for counterparties to demand "adequate assurances" in the event of a material adverse change in MidAmerican Energy's creditworthiness. If one or more of MidAmerican Energy's credit ratings decline below investment grade, MidAmerican Energy may be required to post cash collateral, letters of credit or other similar credit support to facilitate ongoing wholesale marketing and trading activities. As of September 30, 2003, MidAmerican Energy's estimated potential collateral requirements totaled approximately $76 million. MidAmerican Energy's collateral requirements could fluctuate considerably due to seasonality, market price volatility, a loss of key MidAmerican Energy generating facilities or other related factors.

LEGISLATIVE AND UTILITY REGULATORY MATTERS

Electric Deregulation
---------------------

Under Illinois law, as of December 31, 2000, all non-residential customers in Illinois had been phased in to allow them to select their provider of electric supply services. Residential customers all received the opportunity to select their electric supplier beginning May 1, 2002.

In Iowa and elsewhere, the pace of deregulation has slowed considerably as a result of the energy crisis and related events in California beginning in 2000 that have heightened concerns nationally about deregulation of the electric utility industry.

Rate Matters
------------

Under two settlement agreements approved by the IUB, MidAmerican Energy's Iowa retail electric rates in effect on December 31, 2000, are effectively frozen through December 31, 2010. The settlement agreements specifically allow the filing of electric rate design and/or cost of service rate changes that are intended to keep MidAmerican Energy's overall Iowa retail electric revenue unchanged, but could result in changes to individual tariffs. The settlement agreements also each provide that portions of revenues associated with Iowa retail electric returns on equity within specified ranges will be recorded as a regulatory liability to be used to offset a portion of the cost to Iowa customers of future generating plant investment.

Under the first settlement agreement, which was approved by the IUB on December 21, 2001, and is effective through December 31, 2005, an amount equal to 50% of revenues associated with returns on equity between 12% and 14%, and 83.33% of revenues associated with returns on equity above 14%, in each year is recorded as a regulatory liability. The second settlement agreement, which was filed as part of MidAmerican Energy's application for ratemaking principles on a wind power project and was approved by the IUB on October 17, 2003, provides that during the period January 1, 2006 through December 31, 2010, an amount equal to 40% of revenues associated with returns on equity between 11.75% and 13%, 50% of revenues associated with returns on equity between 13% and 14%, and 83.3% of revenues associated with returns on equity above 14%, in each year will be recorded as a regulatory liability. An amount equal to the regulatory liability is recorded as a regulatory charge in depreciation and amortization expense when the liability is accrued. Interest expense is accrued on the portion of the regulatory liability related to prior years. Beginning in 2002, the liability is being reduced as it is credited against plant in service in amounts equal to the allowance for funds used during construction associated with generating plant additions. As of September 30, 2003 and December 31, 2002, the related regulatory liability reflected on the Consolidated Balance Sheets was $123.6 million and $102.9 million, respectively.

In addition, the 2003 settlement agreement provides that if Iowa retail electric returns on equity fall below 10% in any consecutive 12-month period after January 1, 2006, MidAmerican Energy may seek to file for a general increase in rates. However, prior to filing for a general increase in rates, MidAmerican Energy is required by the settlement agreement to conduct 30 days of good faith negotiations with all of the signatories to the settlement agreement to attempt to avoid a general increase in rates.

Illinois law provides for Illinois earnings above a computed level of return on common equity to be shared equally between regulated retail electric customers and MidAmerican Energy. MidAmerican Energy's computed level of return on common equity is based on a rolling two-year average of the Monthly Treasury Long-Term Average Rate, as published by the Federal Reserve System, plus a premium of 8.5% for 2000 through 2004 and a premium of 12.5% for 2005 and 2006. The two-year average above which sharing must occur for 2003 is 13.73%. The law allows MidAmerican Energy to mitigate the sharing of earnings above the threshold return on common equity through accelerated recovery of electric assets.

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

In September 2001, MidAmerican Energy and five other electric utilities filed with the FERC a plan to create TRANSLink Transmission Company LLC and to integrate their electric transmission systems into a single, coordinated system operating as a for-profit independent transmission company in conjunction with a FERC-approved regional transmission organization. On April 25, 2002, the FERC issued an order approving the transfer of control of MidAmerican Energy and other utilities' transmission assets to TRANSLink in conjunction with TRANSLink's participation in the Midwest Independent Transmission System Operator, Inc. regional transmission organization. In December 2002, MidAmerican Energy filed an application for state regulatory approval with the IUB. On June 13, 2003, the IUB issued an order disapproving the application based primarily on the uncertainty of related issues at the federal level with respect to requirements for the independent operation of transmission assets on a regional basis. In the Order, the IUB invites MidAmerican Energy to refile its application after some of the questions at the federal level are answered. MidAmerican Energy is currently evaluating its options in light of the IUB's decision. In addition, applications by other TRANSLink participants are either pending before, or will be filed with, the state public utility commissions. The outcomes of these proceedings could impact the future viability of, or MidAmerican Energy's participation in, TRANSLink.

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

MidAmerican Energy has evaluated or is evaluating 27 properties that were, at one time, sites of gas manufacturing plants in which it may be a potentially responsible party. The purpose of these evaluations is to determine whether waste materials are present, whether the materials constitute an environmental or health risk, and whether MidAmerican Energy has any responsibility for remedial action. As of September 30, 2003, MidAmerican Energy has recorded a $15.9 million liability for these sites and a corresponding regulatory asset for future recovery through the regulatory process. Refer to Note 3a of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for further discussion of MidAmerican Energy's environmental activities related to manufactured gas plant sites and cost recovery.

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

In 2001, the state of Iowa passed legislation that, in part, requires rate-regulated utilities to develop a multi-year plan and budget for managing regulated emissions from their generating facilities in a cost-effective manner. MidAmerican Energy's proposed plan, including the associated budget, was filed with the IUB on April 1, 2002, in accordance with state law. An administrative law judge issued a ruling approving MidAmerican Energy's plan but disallowing the proposed recovery of plan costs through a tracker mechanism. MidAmerican Energy and the Iowa Office of Consumer Advocate each appealed the administrative law judge's ruling. On July 17, 2003, the IUB issued an order affirming the administrative law judge's decision. Accordingly, the IUB has rejected the future application of a tracker mechanism to recover emission reduction costs. However, the approved expenditures will not be subject to a subsequent prudence review in a future electric rate case. MidAmerican Energy is required to file updates to the plan at least every two years.

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

Since the filing of the plan with the IUB, MidAmerican Energy's on-going assessment of the cost of complying with anticipated environmental requirements has resulted in estimated capital costs that are lower than those included in the plan. As discussed in the "Rate Matters" section above, MidAmerican Energy's Iowa retail electric rates are effectively frozen through December 31, 2010. However, pursuant to a rate settlement agreement approved by the IUB on October 17, 2003, if capital and operating expenditures to comply with environmental requirements cumulatively exceed $325 million prior to January 1, 2011, MidAmerican Energy may seek to recover such amounts from customers. At this time, MidAmerican Energy does not expect to exceed such amount.

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

Routine maintenance, repair and replacement are not subject to the NSR provisions; however, these types of activities have historically been subject to changing interpretations under the NSR program. On August 27, 2003, the EPA promulgated final changes to the NSR provisions relating to routine maintenance, repair and replacement. These changes exempt from NSR review equipment replacement projects if the facility replaces any existing component(s) of a process unit with an identical or functionally equivalent component(s), as long as the replacement activity is less than 20% of the value of a new unit, does not affect the unit design parameters, and does not cause the unit to exceed any legally enforceable emission limitation or other operational limitation that effectively limits emissions. To date, twelve states and local air districts have challenged the rule. The resolution of the issue and its impact on MidAmerican Energy cannot be predicted at this time.

In recent years, the EPA has requested, from several utilities, information and support regarding their capital projects for various generating plants. The requests were issued as part of an industry-wide investigation to assess compliance with the NSR and the New Source Performance Standards of the CAA. In December 2002 and April 2003, MidAmerican Energy received requests from the EPA to provide documentation related to its capital projects from January 1, 1980, to the present for a number of its generating plants. MidAmerican Energy has submitted information to the EPA in responses to these requests and there are currently no outstanding data requests pending from the EPA. MidAmerican Energy cannot predict the outcome of these requests at this time.

On December 20, 2000, the EPA issued a regulatory finding that it is "necessary and appropriate" to regulate emissions of mercury from coal-fired power plants. As a result, coal-fired plants have been added to the list of source categories for which National Emissions Standards for Hazardous Air Pollutants will be required and, therefore, subject to "maximum achievable control technology" standards. Set to go into effect in December

2007, EPA is under a deadline of December 15, 2003 to propose, and December 2004 to finalize, a regulation limiting mercury emissions from coal-fired power plants. Until the standards are promulgated, the potential cost of these control technologies cannot be estimated and MidAmerican Energy cannot evaluate the potential impact on its facilities.

GENERATING CAPABILITY

In August 2003, retail customer usage of electricity caused a new record hourly peak demand of 3,935 MW on MidAmerican Energy's electric system, surpassing the previous record of 3,889 MW set in July 2002. MidAmerican Energy is interconnected with Iowa and neighboring utilities and is involved in an electric power pooling agreement known as Mid-Continent Area Power Pool ("MAPP"). Each MAPP participant is required to maintain for emergency purposes a net generating capability reserve of at least 15% above its system peak demand. For the 2003 cooling season, MidAmerican Energy's reserve was approximately 22% above its system peak demand.

MidAmerican Energy believes it has adequate electric capacity reserve through 2003 and continues to manage its generating resources to ensure an adequate reserve in the future. MidAmerican Energy is in the process of constructing a natural gas-fired combined cycle unit to be completed in two phases. The first phase, totaling 327 MW, began commercial operation on May 5, 2003. MidAmerican Energy expects the second phase to begin commercial operation in December 2004 and to provide approximately 190 MW of additional accredited capacity. MidAmerican Energy is also in the process of constructing a coal-fired generating plant that will provide an additional 475 MW of owned generation that is expected to be operational by the summer of 2007. MidAmerican Energy has also received approval from the IUB to construct wind power facilities. However, significantly higher-than-normal temperatures during the cooling season could cause MidAmerican Energy's reserve to fall below the 15% minimum. If MidAmerican Energy fails to maintain the appropriate reserve, significant penalties could be contractually imposed by MAPP.

MidAmerican Energy is financially exposed to movements in energy prices since it no longer recovers its energy costs through an energy adjustment clause in Iowa. Although MidAmerican Energy believes it has sufficient generation under typical operating conditions for its retail electric needs, a loss of adequate generation by MidAmerican Energy requiring the purchase of replacement power at a time of high market prices could subject MidAmerican Energy to losses on its energy sales.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

MidAmerican Energy's exposure to market risk has not changed materially from its risk as of December 31, 2002. The scope of its use of financial instruments for both hedging and proprietary trading purposes has also not changed materially from December 31, 2002. As of September 30, 2003, the net fair value of its proprietary trading assets totaled $1.4 million, substantially all of which matures within one year. MidAmerican Energy trades financial instruments that are almost entirely exchange-traded or have prices that are actively quoted. Reference is made to MidAmerican Energy's and MidAmerican Funding's most recently filed Annual Report on Form 10-K, and in particular, Notes (1)(i), (8) and (9) in Notes to Consolidated Financial Statements in Item 15 of that report.

ITEM 4. CONTROLS AND PROCEDURES.

With the supervision and participation of MidAmerican Funding's and MidAmerican Energy's management, including the respective persons acting as chief executive officer and chief financial officer, each company performed an evaluation regarding the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2003. Based on that evaluation, MidAmerican Funding's and MidAmerican Energy's management, including the respective persons acting as chief executive officer and chief financial officer, concluded that their respective disclosure controls and procedures were effective. There have been no significant changes in MidAmerican Funding's or MidAmerican Energy's internal controls or in other factors that could significantly affect internal controls.

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




                            MIDAMERICAN FUNDING, LLC
                           MIDAMERICAN ENERGY COMPANY
                           --------------------------
                                  (Registrants)







Date: November 5, 2003                 /s/  Patrick J. Goodman
                                    --------------------------------------------
                                            Patrick J. Goodman
                                          Vice President and Treasurer
                                            of MidAmerican Funding, LLC
                                    (principal financial and accounting officer)



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

                                  EXHIBIT INDEX

EXHIBIT NO.
-----------

MidAmerican Energy
------------------

10 Stipulation and Agreement in Regard to MidAmerican Energy Company Ratemaking Principles for Wind Energy Investment, approved by the Iowa Utilities Board on October 17, 2003.

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