Form 10-K
period 2003-12-31
MIDAMERICAN ENERGY CO; MIDAMERICAN FUNDING LLC
filed 2004-02-09
CIK 928576, 1098296

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2003

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

                             (Title of each Class)
--------------------------------------------------------------------------------
Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sect. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrants are accelerated filers (as defined in Rule 12-b-2 of the Act). Yes [ ] No [X]

All of the member's equity of MidAmerican Funding, LLC is held by its parent company, MidAmerican Energy Holdings Company, as of February 1, 2004.

All common stock of MidAmerican Energy Company is held by its parent company, MHC Inc., which is a direct, wholly owned subsidiary of MidAmerican Funding, LLC. As of February 1, 2004, 70,980,203 shares of MidAmerican Energy Company common stock, without par value, were outstanding.

MidAmerican Funding, LLC and MidAmerican Energy Company meet the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and are therefore filing this Form 10-K with the reduced disclosure format specified in General Instruction I(2) of Form 10-K.

MidAmerican Funding, LLC ("MidAmerican Funding"), and MidAmerican Energy Company ("MidAmerican Energy"), separately file this combined Form 10-K. Information relating to each individual registrant is filed by such registrant on its own behalf. Except for its subsidiaries, MidAmerican Energy makes no representation as to information relating to any other subsidiary of MidAmerican Funding.

                                TABLE OF CONTENTS


                                                                           Page

                                     PART I

Item 1.    Business...........................................................4
Item 2.    Properties........................................................20
Item 3.    Legal Proceedings.................................................21
Item 4.    Submission of Matters to Vote of Security Holders.................21

                                     PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder
           Matters and Issuer Purchases of Equity Securities.................21
Item 6.    Selected Financial Data...........................................22
Item 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations.............................................24
Item 7A.   Quantitative and Qualitative Disclosure About Market Risk.........46
Item 8.    Financial Statements and Supplementary Data.......................50
Item 9.    Changes in and Disagreements with Accountants on Accounting......107
Item 9A.   Controls and Procedures..........................................107

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant...............108
Item 11.   Executive Compensation...........................................110
Item 12.   Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters..................................110
Item 13.   Certain Relationships and Related Transactions...................110
Item 14.   Principal Accountant Fees and Services...........................111

                                     PART IV

Item 15.   Exhibits, Financial Statement Schedules, and Reports
           on Form 8-K......................................................112
Signatures..................................................................115
Exhibit Index...............................................................117

                                     PART I

ITEM 1.  BUSINESS

MidAmerican Funding, LLC ("MidAmerican Funding"), is an Iowa limited liability company that was formed in March 1999. Its sole member is MidAmerican Energy Holdings Company ("MidAmerican Energy Holdings"). MidAmerican Funding owns all of the outstanding common stock of MHC Inc., which owns all of the common stock of MidAmerican Energy Company ("MidAmerican Energy"); InterCoast Capital Company ("InterCoast Capital", formerly named MidAmerican Capital Company); Midwest Capital Group, Inc. ("Midwest Capital"); MidAmerican Services Company ("MidAmerican Services"); and MEC Construction Services Co. ("MEC Construction"). MidAmerican Energy is a public utility company headquartered in Des Moines, Iowa, and incorporated in the state of Iowa.

On March 12, 1999, MHC, formerly MidAmerican Energy Holdings Company, completed a merger transaction with CalEnergy Company, Inc. On that date, MidAmerican Funding, which was formed by CalEnergy Company, Inc. as a single member limited liability company, acquired MHC. Also on that date, CalEnergy Company, Inc. was reincorporated as an Iowa corporation and changed its name to MidAmerican Energy Holdings Company. As a result of this transaction, MHC and its subsidiaries, including MidAmerican Energy, became wholly owned subsidiaries of MidAmerican Funding. MHC, MidAmerican Funding and MidAmerican Energy Holdings Company are exempt public utility holding companies headquartered in Des Moines, Iowa.

MidAmerican Energy Holdings is a privately owned company with publicly traded fixed-income securities and is owned by an investor group consisting of Berkshire Hathaway Inc., Walter Scott, Jr., David L. Sokol and Gregory E. Abel.

                           FORWARD-LOOKING STATEMENTS

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

     -    availability of qualified personnel;

     -    unscheduled generation outages or repairs;

     -    risks relating to nuclear generation;

     - financial or regulatory accounting principles or policies imposed by the Financial Accounting Standards Board, the Securities and Exchange Commission, the Federal Energy Regulatory Commission and similar entities with regulatory oversight;

     - other risks or unforeseen events, including wars, the effects of terrorism, embargoes and other catastrophic events; and

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

                           MIDAMERICAN FUNDING AND MHC
                           ---------------------------

MidAmerican Funding conducts no business other than activities related to the issuance of its debt securities and the ownership of MHC.

MHC conducts no business other than the ownership of its subsidiaries. MHC's interests include 100% of the common stock of MidAmerican Energy, InterCoast Capital, Midwest Capital, MidAmerican Services and MEC Construction. MidAmerican Energy is primarily engaged in the business of generating, transmitting, distributing and selling electric energy and in distributing, selling and transporting natural gas. It accounts for the predominant part of MHC's assets and earnings. InterCoast Capital manages equipment leases and other passive investment activities. Midwest Capital functions as a regional business development company in MidAmerican Energy's service territory. MidAmerican Services provides comprehensive energy services to commercial and industrial companies, and MEC Construction provides nonregulated utility construction services.

Substantially all of MidAmerican Funding's operating revenues are from MidAmerican Energy. Financial information on MidAmerican Funding's segments of business is included in Note (12) of Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

MidAmerican Funding and its subsidiaries had 3,709 employees as of December 31, 2003.

                               MIDAMERICAN ENERGY
                               ------------------

MidAmerican Energy is a public utility company headquartered in Iowa with $4.4 billion of assets as of December 31, 2003, and operating revenues for 2003 totaling $2.6 billion. MidAmerican Energy is principally engaged in the business of generating, transmitting, distributing and selling electric energy and in distributing, selling and transporting natural gas. MidAmerican Energy distributes electricity at retail in Council Bluffs, Des Moines, Fort Dodge,
Iowa City, Sioux City and Waterloo, Iowa; the Quad Cities (Davenport and Bettendorf, Iowa and Rock Island, Moline and East Moline, Illinois); and a number of adjacent communities and areas. It also distributes natural gas at retail in Cedar Rapids, Des Moines, Fort Dodge, Iowa City, Sioux City and Waterloo, Iowa; the Quad Cities; Sioux Falls, South Dakota; and a number of adjacent communities and areas. As of December 31, 2003, MidAmerican Energy had approximately 689,000 retail electric customers and 668,000 retail natural gas customers.

In addition to retail sales, MidAmerican Energy sells electric energy and natural gas to other utilities, marketers and municipalities. These sales are referred to as wholesale sales. It also transports natural gas through its distribution system for a number of end-use customers who have independently secured their supply of natural gas.

Financial information on MidAmerican Energy's segments of business is included in Note (12) of Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

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

For the year ended December 31, 2003, MidAmerican Energy derived approximately 54% of its gross operating revenues from its regulated electric business, 36% from its regulated gas business and 10% from its nonregulated business activities. For 2002 and 2001, the corresponding percentages were 61% electric, 31% gas and 8% nonregulated; and 56% electric, 37% gas and 7% nonregulated, respectively.

At December 31, 2003, MidAmerican Energy had 3,694 employees of which 1,735 were covered by union contracts. MidAmerican Energy has five separate contracts with locals of the International Brotherhood of Electrical Workers ("IBEW"), the United Association of Plumbers and Pipefitters and the United Paper Workers International Union. One contract with IBEW locals 109 and 499 expires February 28, 2006, and covers 1,678 employee members.

REGULATED ELECTRIC OPERATIONS

The following tables present historical regulated electric sales data related to customer class and jurisdictions.

                                        Total Regulated Electric Sales
                                              By Customer Class
                                        ------------------------------
                                          2003       2002       2001
                                         -----      -----      -----
          Residential .................   19.4%      19.8%      20.6%
          Small general service (1) ...   14.0       14.2       15.3
          Large general service (2) ...   25.4       24.5       25.8
          Wholesale (3) ...............   32.7       32.4%      31.0
          Other .......................    8.5        9.1        7.3
                                         -----      -----      -----
                                         100.0%     100.0%     100.0%
                                         =====      =====      =====

     (1) Small general service generally includes commercial and industrial customers with a demand of 200 kilowatts or less.

     (2) Large general service generally includes commercial and industrial customers with a demand of more than 200 kilowatts.

     (3)  Wholesale   generally   includes   other   utilities,   marketers  and
          municipalities to whom electric energy is sold at wholesale for resale to ultimate customers.

                                        Regulated Retail Electric Sales
                                                   By State
                                        -------------------------------
                                          2003       2002       2001
                                          ----       ----       ----
          Iowa.........................   88.8%      88.5%      88.6%
          Illinois.....................   10.4       10.7       10.6
          South Dakota.................    0.8        0.8        0.8
                                         -----      -----      -----
                                         100.0%     100.0%     100.0%
                                         =====      =====      =====

There are seasonal variations in MidAmerican Energy's electric business that are principally related to the use of electricity for air conditioning. In 2003, 39% of MidAmerican Energy's regulated electric revenues were reported in the months of June, July, August and September.

The annual hourly peak demand on MidAmerican Energy's electric system usually occurs as a result of air conditioning use during the cooling season. In August 2003, MidAmerican Energy reached a new record hourly peak demand of 3,935 megawatts ("MW"), which was 46 MW greater than MidAmerican Energy's previous record hourly peak demand of 3,889 MW set in July 2002.

MidAmerican Energy's accredited net generating capability in the summer of 2003 was 4,787 MW. Accredited net generating capability represents the amount of generation available to meet the requirements on MidAmerican Energy's system and consists of MidAmerican Energy-owned generation, generation under power purchase contracts and the net amount of capacity purchases and sales. The net generating capability at any time may be less than it would otherwise be due to regulatory restrictions, fuel restrictions and generating units being temporarily out of service for inspection, maintenance, refueling or modifications.

The following table details net accredited generating capacity of MidAmerican Energy, along with participation purchases and sales, net, for summer 2003 accreditation.

                                                                Company's Share
                                                                 of Accredited
                                                Percent            Generating
          Plant                                Ownership  Fuel   Capability (MW)
--------------------------------------------   ---------  ----   ---------------
Steam electric generating plants:
  Council Bluffs Energy Center
    Unit No. 1 .............................     100.0   Coal         45
    Unit No. 2 .............................     100.0   Coal         88
    Unit No. 3 .............................      79.1   Coal        546
  George Neal Station
    Unit No. 1 .............................     100.0   Coal        135
    Unit No. 2 .............................     100.0   Coal        300
    Unit No. 3 .............................      72.0   Coal        371
    Unit No. 4 .............................      40.6   Coal        261
  Louisa Unit ..............................      88.0   Coal        616
  Ottumwa Unit .............................      52.0   Coal        368
  Riverside Station
    Unit No. 3 .............................     100.0   Coal          5
    Unit No. 5 .............................     100.0   Coal        130
                                                                   -----
                                                                   2,865
                                                                   -----
Combustion turbines:
  Coralville - 4 units .....................     100.0   Gas/Oil      64
  Electrifarm - 3 units ....................     100.0   Gas/Oil     200
  Greater Des Moines Energy Center - 2 units     100.0   Gas         327
  Moline - 4 units .........................     100.0   Gas/Oil      64
  Parr - 2 units ...........................     100.0   Gas/Oil      32
  Pleasant Hill Energy Center - 3 units ....     100.0   Oil         157
  River Hills Energy Center - 8 units ......     100.0   Gas/Oil     120
  Sycamore Energy Center - 2 units .........     100.0   Gas/Oil     148
                                                                    -----
                                                                    1,112
                                                                    -----
Nuclear:  Quad Cities Station
  Unit No. 1 ...............................      25.0   Nuclear      218
  Unit No. 2 ...............................      25.0   Nuclear      219
                                                                    -----
                                                                      437
                                                                    -----

Hydro: Moline - 4 units ....................     100.0   Water          3

Portable power modules - 28 units ..........     100.0   Oil           56
                                                                    -----

Accredited generating capacity .............                        4,473

Participation purchases and (sales), net:
  Cordova Energy Company, LLC (1) ..........                          250
  Nebraska Public Power District (2) .......                          380
  Other, net ...............................                         (316)
                                                                    -----
Net accredited generating capability .......                        4,787
                                                                    =====

     (1) The amount shown above is MidAmerican Energy's entitlement (50%) of the Cordova Energy Center's net accredited capacity under a power purchase contract extending to May 2004. Cordova Energy Company LLC, a subsidiary of MidAmerican Energy Holdings, owns Cordova Energy Center.

     (2) The amount shown is capacity purchased under a power purchase contract with the NPPD extending to December 2004. Subsequent to December 31, 2003, MidAmerican Energy entered into a power purchase contract with NPPD for January 1, 2005, through December 31, 2009, that will result in MidAmerican Energy obtaining 250 MW annually for the five-year period.

MidAmerican Energy anticipates a continuing increase in demand for electricity from its regulated customers. To meet anticipated demand and ensure adequate electric generation in its service territory, MidAmerican Energy is currently constructing two electric generating projects in Iowa and is developing a third. Upon completion, the projects will provide service to regulated retail electricity customers. MidAmerican Energy has obtained regulatory approval to include the actual costs of the generation projects in its Iowa rate base as long as actual costs do not exceed a cap MidAmerican Energy has deemed to be reasonable. Wholesale sales may also be made from the projects to the extent the power is not needed for regulated retail service.

The first project is a natural gas-fired, combined cycle unit with an estimated cost of $357 million, excluding allowance for funds used during construction. MidAmerican Energy will own and operate the plant. Commercial operation of the simple cycle mode began on May 5, 2003. The plant, which will continue to be operated in simple cycle mode during 2004, resulted in 327 MW of accredited capacity in the summer of 2003. The combined cycle operation is expected to commence in December 2004 and achieve an expected additional accredited capacity of 190 MW.

The second project is currently under construction and will be a 790-MW (based on expected accreditation) super-critical-temperature, low-sulfur coal-fired plant. MidAmerican Energy will operate the plant and hold an undivided ownership interest as a tenant in common with the other owners of the plant. MidAmerican Energy's ownership interest is 60.67%, equating to 479 MW of output. MidAmerican Energy expects its share of the estimated cost of the project to be approximately $713 million, excluding allowance for funds used during construction. Municipal, cooperative and public power utilities will own the remainder, which is a typical ownership arrangement for large base-load plants in Iowa. On May 29, 2003, the Iowa Utilities Board ("IUB") issued an order that approves the ratemaking principles for the plant, and on June 27, 2003, MidAmerican Energy received a certificate from the IUB allowing MidAmerican Energy to construct the plant. On February 12, 2003, MidAmerican Energy executed a contract with Mitsui & Co. Energy Development, Inc. for the engineering, procurement and construction of the plant. On September 9, 2003, MidAmerican Energy began construction of the plant, which it expects to be completed in the summer of 2007. MidAmerican Energy is also seeking an order from the IUB approving construction of the associated transmission facilities.

The third project is currently under development and is comprised of wind power facilities totaling 310 MW based on the nameplate rating. Generally speaking, accredited capacity ratings for the wind power facilities are considerably less than the nameplate ratings due to the varying nature of wind. The current projected accredited capacity for these wind power facilities is approximately 53 MW. If constructed, MidAmerican Energy will own and operate these facilities, which are expected to cost approximately $323 million. MidAmerican Energy's plan to construct the wind project is in conjunction with a settlement agreement that extends through December 31, 2010, an Iowa retail electric rate freeze that was previously scheduled to expire at the end of 2005. The settlement agreement, which was filed with the IUB in conjunction with MidAmerican Energy's application for ratemaking principles for the wind project, was approved by the IUB on October 17, 2003. The obligation of MidAmerican Energy to construct the wind project may be terminated by MidAmerican Energy if the Federal production tax credit applicable to the wind energy facilities is not available at a rate of 1.8 cents per kWh for a period of at least ten years after the facilities begin generating electricity. The production tax credit is available only to wind facilities placed in service before January 1, 2004. MidAmerican Energy has received authorization from the IUB to construct the wind power project. If MidAmerican Energy does not construct the facilities by December 31, 2007, the rate extension from January 1, 2006 through December 31, 2010 may terminate.

MidAmerican Energy is interconnected with Iowa utilities and utilities in neighboring states and is party to an electric generation and transmission pooling agreement administered by the Mid-Continent Area Power Pool ("MAPP"). MAPP is a voluntary association of electric utilities doing business in Minnesota, Nebraska, North Dakota and the Canadian provinces of Saskatchewan and Manitoba and portions of Iowa, Montana, South Dakota and Wisconsin. Its membership also includes power marketers, regulatory agencies and independent power producers. MAPP facilitates operation of the transmission system, is responsible for the safety and reliability of the bulk electric system, and has responsibility for administration of MAPP's Open-Access Transmission Tariff.

Each MAPP participant is required to maintain for emergency purposes a net generating capability reserve of at least 15% above its system peak demand. If a participant's capability reserve falls below the 15% minimum, significant penalties could be contractually imposed by MAPP. MidAmerican Energy's reserve margin at peak demand for 2003 was approximately 22%.

MidAmerican Energy's transmission system connects its generating facilities with distribution substations and interconnects with 14 other transmission providers in Iowa and five adjacent states. Under normal operating conditions, MidAmerican Energy's transmission system has adequate capacity to deliver energy to MidAmerican Energy's distribution system and to export and import energy with other interconnected systems. Refer to Item 2 of this Form 10-K for additional information on transmission lines.

The Federal Energy Regulatory Commission (the "FERC") has undertaken several measures to increase competition in the markets for wholesale electric energy, including efforts to foster the development of regional transmission organizations ("RTO") in its Order No. 2000 issued December 1999 and its July 2002 proposed rulemaking that would implement a standard market design ("SMD") for wholesale electric markets.

In response to Order No. 2000, MidAmerican Energy and five other electric utilities applied for FERC approval to create TRANSLink Transmission Company LLC ("TRANSLink") as a for-profit independent transmission company to be operated in conjunction with a FERC-approved RTO. The FERC approved that application in April 2002. In June 2003, the IUB issued an order disapproving MidAmerican Energy's application for state regulatory approval of MidAmerican Energy's participation in TRANSLink and inviting MidAmerican Energy to refile the application once certain issues at the federal level have been resolved. On November 21, 2003, in response to continued regulatory uncertainty, TRANSLink suspended its operations and dissolved its interim management team. MidAmerican Energy is currently evaluating options relating to its transmission options in light of TRANSLink's current status.

If implemented, the FERC's July 2002 proposed rule for SMD would require sweeping changes to the use and expansion of the interstate transmission and wholesale bulk power systems in the United States. However, it is unclear when or even whether FERC will issue a final rule and what form the final rule would ultimately take. In response to significant criticism of its proposed rule, the FERC subsequently indicated that it had changed its proposal and would adopt a flexible approach to SMD that would accommodate regional differences. Legislation that is currently pending in Congress would forbid the FERC from implementing the SMD rule for several years, but it is not certain whether that legislation will be adopted. Any final rule on SMD may impact the costs of MidAmerican Energy's electricity and transmission products. A final rule on SMD could directly or indirectly influence how transmission services are priced, the availability of transmission services, and how transmission services are obtained. In addition, the rule could affect how wholesale electricity is bought and sold, as well as the geographic scope of the wholesale marketplace in which MidAmerican Energy buys and sells electricity. MidAmerican Energy recognizes there is considerable uncertainty as to the timing and outcome of this rulemaking and will continue to evaluate the status of the adoption of SMD for the wholesale markets. Transferring the operations and control of MidAmerican Energy's transmission assets to other entities could increase costs for MidAmerican Energy; however, the actual effect of any such transaction on MidAmerican Energy's future transmission costs, or alternate RTO strategies, is not yet known.

Energy Supply for Electric Operations
-------------------------------------

MidAmerican Energy's total energy supplied to retail and wholesale electric customers was from the following sources:

                                                   2003      2002      2001
                                                   ----      ----      ----
   MidAmerican Energy-owned generation .......     77.9%     76.5%     82.6%
   Energy purchased under long-term contracts      11.5      14.3      13.5
   Energy purchased - other ..................     10.6       9.2       3.9
                                                  -----     -----     -----
                                                  100.0%    100.0%    100.0%
                                                  =====     =====     =====

Sources of fuel for MidAmerican Energy-owned electric generation were as follows for the years ended December 31:

                                                   2003      2002      2001
                                                   ----      ----      ----
   Coal ......................................     83.9%     79.1%     74.9%
   Nuclear (a) ...............................     15.5      20.5      24.5
   Gas .......................................      0.5       0.3       0.5
   Oil/Hydro .................................      0.1       0.1       0.1
                                                  -----     -----     -----
                                                  100.0%    100.0%    100.0%
                                                  =====     =====     =====

     (a) In 2001 and 2002, nuclear includes energy purchased through a power purchase contract with Nebraska Public Power District. As a result of a contract restructuring effective August 1, 2002, energy purchased under that contract after the restructuring is excluded from the table since it is similar to other purchased energy in that it is not restricted to a particular energy source.

MidAmerican Energy is not allowed to automatically recover a portion of its energy costs relating to retail sales in Iowa through energy adjustment clauses. Accordingly, fluctuations in energy costs affect MidAmerican Energy's earnings.

All of the coal-fired generating stations operated by MidAmerican Energy are fueled by low-sulfur, western coal from the Powder River Basin and Hanna Basin. MidAmerican Energy's coal supply portfolio includes multiple suppliers and mines under agreements of varying terms and quantities. MidAmerican Energy regularly monitors the western coal market, looking for opportunities to improve its coal supply portfolio. MidAmerican Energy believes its sources of coal supply are, and will continue to be, satisfactory. Additional information regarding MidAmerican Energy's coal supply contracts is included in Note (4)(f) of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

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

MidAmerican Energy has an agreement with the Nebraska Public Power District ("NPPD"), to purchase electric capacity and energy through December 31, 2004. Under the contract, as restructured effective August 1, 2002, MidAmerican Energy will purchase 380 MW of the accredited capacity of Cooper Nuclear Station and a minimum volume of energy in 2004. NPPD is not required to use Cooper Nuclear Station to meet the minimum energy requirement. In January 2004, MidAmerican Energy and NPPD entered into a series of agreements that will result in MidAmerican purchasing 250 MW of NPPD capacity for a five-year period commencing January 1, 2005.

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

MidAmerican Energy is a 25% joint owner of Quad Cities Generating Station, a nuclear power plant. Exelon Generation Company, LLC ("Exelon Generation"), the other joint owner and the operator of Quad Cities Station, is a subsidiary of Exelon Corporation.

Approximately one-third of the nuclear fuel assemblies in the core at Quad Cities Station Units 1 and 2 is replaced every 24 months. MidAmerican Energy has been advised by Exelon Generation that the majority of its uranium concentrate and uranium conversion requirements for Quad Cities Station through 2005 can be met under existing supplies or commitments. Exelon Generation foresees no problem in obtaining the remaining requirements now or obtaining future
requirements.   Exelon  Generation  further  advises  that  enrichment  services contracted through 2007 provide flexibility as to the quantity purchased. Commitments for fuel fabrication have been obtained through 2013. Exelon Generation does not anticipate that it will have difficulty in contracting for uranium concentrates for conversion, enrichment or fabrication of nuclear fuel needed to operate Quad Cities Station.

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

MidAmerican Energy sells natural gas to end-use, or retail, customers and to other utilities, marketers and municipalities. MidAmerican Energy also transports through its distribution system natural gas purchased independently by a number of end-use customers. During 2003, approximately 43% of total gas delivered through MidAmerican Energy's system for end-use customers was under gas transportation service.

There are seasonal variations in MidAmerican Energy's gas business that are principally due to the use of natural gas for heating. In 2003, 58% of MidAmerican Energy's regulated gas revenues were reported in the months of January, February, March, and December.

The following tables present historical regulated gas sales data, excluding transportation throughput, related to customer class and jurisdictions.

                                           Total Regulated Gas Sales
                                               By Customer Class
                                           --------------------------
                                           2003       2002       2001
                                           ----       ----       ----
         Residential ................      43.7%      39.0%      34.5%
         Small general service (1) ..      20.8       19.7       18.2
         Large general service (1) ..       1.9        1.5        1.5
         Wholesale (2) ..............      28.1       38.6       44.1
         Other ......................       5.5        1.2        1.7
                                          -----      -----      -----
                                          100.0%     100.0%     100.0%
                                          =====      =====      =====

     (1) Small and large general service customers are classified primarily based on the nature of their business and gas usage. Small general service customers are business customers whose gas usage is principally for heating. Large general service customers are business customers whose principal gas usage is for their manufacturing processes.

     (2)  Wholesale   generally   includes   other   utilities,   marketers  and
          municipalities to whom natural gas is sold at wholesale for eventual resale to ultimate customers.

                                           Regulated Retail Gas Sales
                                                    By State
                                           --------------------------
                                           2003       2002       2001
                                           ----       ----       ----
         Iowa .......................      77.9%      78.0%      78.9%
         Illinois ...................      10.0       10.0        9.8
         South Dakota ...............      11.3       11.2       10.5
         Nebraska ...................       0.8        0.8        0.8
                                          -----      -----      -----
                                          100.0%     100.0%     100.0%
                                          =====      =====      =====

Fuel Supply and Capacity
------------------------

MidAmerican Energy purchases gas supplies from producers and third party marketers. To ensure system reliability, a geographically diverse supply portfolio with varying terms and contract conditions is utilized for the gas supplies. MidAmerican Energy attempts to optimize the value of its regulatory assets by engaging in sales for resale transactions. IUB and South Dakota Public Utilities Commission rulings have allowed MidAmerican Energy to retain 50% of the respective jurisdictional margins earned on sales for resale of natural gas, with the remaining 50% being returned to customers through the purchased gas adjustment clause discussed below.

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

MidAmerican Energy's cost of gas is recovered from customers through purchased gas adjustment clauses. In 1995, the IUB gave initial approval of MidAmerican Energy's Incentive Gas Supply Procurement Program. In November 2003, the IUB extended the program through October 31, 2004. Under the program, as amended, MidAmerican Energy is required to file with the IUB every six months a comparison of its gas procurement costs to an index-based reference price. If MidAmerican Energy's cost of gas for the period is less or greater than an established tolerance band around the reference price, then MidAmerican Energy shares a portion of the savings or costs with customers. A similar program is currently in effect in South Dakota through October 31, 2005. Since the implementation of the program, MidAmerican Energy has successfully achieved and shared savings with its natural gas customers. Refer to the "Nonregulated Operations" section below for additional information.

MidAmerican Energy utilizes leased gas storage to meet peak day requirements and to manage the daily changes in demand due to changes in weather. The storage gas is typically replaced during the summer months. In addition, MidAmerican Energy also utilizes three liquefied natural gas plants and two propane-air plants to meet peak day demands in the winter. The storage and peak shaving facilities reduce MidAmerican Energy's dependence on gas purchases during the volatile winter heating season. In addition, MidAmerican Energy has entered into various financial and physical gas purchase agreements to mitigate the volatility of gas prices during the winter heating season.

On February 2, 1996, MidAmerican Energy had its highest peak-day delivery of 1,143,026 million British thermal units ("MMBtus"). This peak-day delivery consisted of approximately 88% traditional sales service and 12% transportation service of customer-owned gas. As of January 31, 2004, MidAmerican Energy's
2003/2004 winter heating season peak-day delivery of 1,093,294 MMBtus was reached on January 29, 2004. This peak-day delivery included approximately 73% traditional sales service and 27% transportation service.

The supply sources utilized by MidAmerican Energy to meet its 2003/2004 peak-day deliveries to its traditional sales service customers were:

                                                 Thousands   Percent
                                                     of        of
                                                   MMBtus     Total
                                                 ---------   -------
        Leased storage and peak shaving plants     314.5      39.2%
        Firm supply ..........................     487.8      60.8
                                                   -----     -----
                                                   802.3     100.0%
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

Historical  gross  margins,   or  revenues  less  related  cost  of  sales,  for
MidAmerican Energy's nonregulated operations are shown below (in millions):

                                               2003         2002          2001
                                              -----        -----          ----
Nonregulated retail electric..............    $13.2        $11.4         $ 4.6
Nonregulated retail gas...................      4.9          2.7           2.0
Wholesale gas and electric................      4.7          3.3           6.9
Income sharing arrangements under
  regulated gas tariffs...................      5.0          3.1           4.4
Incentive gas supply procurement
  program award...........................      3.8          3.4           4.1
Other ....................................      3.1          4.5           3.6
                                              -----        -----         -----
                                              $34.7        $28.4         $25.6
                                              =====        =====         =====

As of May 1, 2002, all retail electric customers in Illinois, except for those served by electric cooperatives and municipalities, had been phased in to allow them to select their provider of electric supply services. MidAmerican Energy's nonregulated electric retail revenues include revenues related to these supply services provided to customers outside of MidAmerican Energy's delivery system who choose their energy supplier. Revenues related to non-supply services, such as distribution and transmission, are reflected in regulated electric revenues. In September 2002, MidAmerican Energy began serving retail customers in Ohio.

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

MidAmerican   Energy's   wholesale  gas  and  electric   operations  consist  of
nonregulated wholesale electric and natural gas marketing operations through which it buys from, and sells to, other utilities and marketers. These operations are considered "energy trading" activities under generally accepted accounting principles, and accordingly, related revenues are recorded net of the related cost of sales on the statements of operations.

Nonregulated operations also include earnings from sharing arrangements under applicable state regulations and tariffs filed with the IUB and the South Dakota Public Utilities Commission ("SDPUC"), for MidAmerican Energy's regulated natural gas operations. Under these arrangements, MidAmerican Energy is allowed to keep a portion of the benefits of gas sales for resale and capacity release transactions. MidAmerican Energy also has an Incentive Gas Supply Procurement Program, under which it can receive awards for successful performance of gas supply procurement. Refer to the preceding "Regulated Natural Gas Operations" section for further discussion of the sharing arrangements and the gas procurement program.

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

MidAmerican Energy is regulated by the IUB as to retail rates, services, construction of utility property and in other respects as provided by the laws of Iowa. MidAmerican Energy is regulated by the Illinois Commerce Commission ("ICC"), as to bundled retail rates, unbundled delivery services, services that have not been declared to be competitive, issuance of securities, affiliate transactions, construction, acquisition and sale of utility property, acquisition and sale of securities and in other respects as provided by the laws of Illinois. MidAmerican

Energy is also subject to regulation by the SDPUC as to electric and gas retail rates and service as provided by the laws of South Dakota.

Rate Regulation
---------------

Under Iowa law, temporary collection of higher rates can begin, subject to refund, 90 days after filing with the IUB for that portion of such higher rates approved by the IUB based on prior ratemaking principles and a rate of return on common equity previously approved. If the IUB has not issued a final order within ten months after the filing date, the temporary rates cease to be subject to refund and any balance of the requested rate increase may then be collected subject to refund. Exceptions to the ten-month limitation provide for extensions due to a utility's lack of due diligence in the rate proceeding, judicial appeals and situations involving new generating units being placed in service. MidAmerican Energy's cost of gas is collected in its Iowa gas rates through the Iowa Uniform Purchased Gas Adjustment Clause.

In accordance with two electric rate settlements, approved by the IUB in 2001 and 2003, respectively, MidAmerican Energy's Iowa retail electric rates are effectively frozen through December 31, 2010. Additionally, under the incentive regulation aspects of the settlements, earnings exceeding a return on equity of 12% through December 31, 2005, and 11.75% for January 1, 2006 through December 31, 2010, are shared with customers. See Note (10) of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional discussion of this settlement. In accordance with a 2002 rate settlement, MidAmerican Energy's Iowa retail gas rates are effectively fixed through November 2004.

South Dakota law authorizes its Public Utilities Commission to suspend new rates for up to six months during the pendency of rate proceedings; however, the rates are permitted to be implemented after six months subject to refund pending a final order in the proceeding.

Under Illinois law, new rates may become effective 45 days after filing with the ICC, or on such earlier date as the ICC may approve, subject to its authority to suspend the proposed new rates, subject to hearing, for a period not to exceed approximately eleven months after filing. Under Illinois electric tariffs, MidAmerican Energy's Fuel Cost Adjustment Clause reflects changes in the cost of all fuels used for retail electric generation, including certain fuel transportation costs, nuclear fuel disposition costs and the effects of energy transactions (other than wholesale capacity and energy sales) with other utilities. MidAmerican Energy's cost of gas is reflected in its Illinois gas rates through the Illinois Uniform Purchased Gas Adjustment Clause.

In December 1997, Illinois enacted a law to restructure Illinois' electric utility industry. The law changes how and what electric services are regulated by the ICC and transitions portions of the traditional electric services to a competitive environment. In general, the law allows for certain limits on the ICC's regulatory authority over a utility's generation and also relaxes its regulatory authority over many corporate transactions, such as the transfer of generation assets to affiliates. Special authority and limitations of authority apply during the transition to a competitive marketplace. Also, the law permits utilities to eliminate their fuel adjustment clauses and incorporates provisions by which earnings in excess of allowed amounts are either partially refunded to customers or are used to accelerate a company's regulatory asset cost recovery. Electric rates in Illinois are frozen until 2007, subject to certain exceptions allowing for increases, at which time bundled rates are subject to cost-based ratemaking.

The FERC regulates MidAmerican Energy's rates charged to wholesale customers for energy and transmission services. Most of MidAmerican Energy's electric wholesale sales and purchases take place under market-based pricing allowed by the FERC and are therefore subject to market volatility. Margins earned on wholesale sales have historically been included as a component of retail cost of service upon which retail rates are based.

Refer  to  the   "Legislative  and  Utility   Regulatory   Matters"  section  of
Management's Discussion and Analysis in Item 7 of this Form 10-K for additional discussion of matters affecting utility regulation.

Nuclear Regulation
------------------

MidAmerican Energy is subject to the jurisdiction of the Nuclear Regulatory Commission ("NRC"), with respect to its license and 25% ownership interest in Quad Cities Station Units 1 and 2. Exelon Generation is the operator of Quad Cities Station and is under contract with MidAmerican Energy to secure and keep in effect all necessary NRC licenses and authorizations.

The NRC regulations control the granting of permits and licenses for the construction and operation of nuclear generating stations and subject such stations to continuing review and regulation. The NRC review and regulatory process covers, among other things, operations, maintenance, and environmental and radiological aspects of such stations. The NRC may modify, suspend or revoke licenses and impose civil penalties for failure to comply with the Atomic Energy Act, the regulations under such Act or the terms of such licenses. Quad Cities Station Licenses currently expire in 2012. Exelon Generation submitted an application to renew the Quad Cities Station licenses with the NRC in January 2003. Action by the NRC on the application is expected by November 2004. Approval would result in the licenses allowing operation through 2032.

Under the Nuclear Waste Policy Act of 1982, the U.S. Department of Energy is responsible for the selection and development of repositories for, and the permanent disposal of, spent nuclear fuel and high-level radioactive wastes. Exelon Generation, as required by the Nuclear Waste Act, signed a contract with the Department of Energy to provide for the disposal of spent nuclear fuel and high-level radioactive waste beginning not later than January 1998. The Department of Energy did not begin receiving spent nuclear fuel on the scheduled date, and the schedule will be significantly delayed. The earliest expectation for completion is now 2010. The costs to be incurred by the Department of Energy for disposal activities are being financed by fees charged to owners and generators of the waste. Exelon Generation has informed MidAmerican Energy that existing on-site storage capability at Quad Cities Station is sufficient to permit interim storage into 2005. For Quad Cities Station, Exelon Generation has begun to develop an interim spent fuel storage installation ("ISFSI") at Quad Cities Station to store spent nuclear fuel in dry casks in order to free space in the storage pool. The first pad at the ISFSI is expected to facilitate storage of casks to support operations at Quad Cities Station until at least 2017. Exelon Generation expects the bulk of the construction work will be done in 2004 with the first cask loading to take place in 2005. In the 2017 to 2022 timeframe, Exelon Generation plans to add a second pad to the ISFSI to accommodate storage of spent nuclear fuel through the end of operations at Quad Cities Station.

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

The NRC also regulates the decommissioning of nuclear power plants including the planning and funding for the eventual decommissioning of the plants. In accordance with these regulations, MidAmerican Energy submits a report to the NRC every two years providing reasonable assurance that funds will be available to pay the costs of decommissioning its share of Quad Cities Station.

MidAmerican Energy has established external trusts for the investment of funds collected for nuclear decommissioning associated with Quad Cities Station. Electric tariffs currently in effect include provisions for annualized collection of estimated decommissioning costs at Quad Cities Station. In Iowa, estimated Quad Cities Station decommissioning costs are reflected in base rates. MidAmerican Energy's cost related to decommissioning funding in 2003 was $8.3 million.

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

Air Quality -

MidAmerican Energy's generating facilities are subject to applicable provisions of the Clean Air Act and related air quality standards promulgated by the U.S. Environmental Protection Agency ("EPA"). MidAmerican Energy has five jointly owned, and six wholly owned, coal-fired generating units, which represent approximately 60% of MidAmerican Energy's electric net accredited generating capability. MidAmerican Energy believes it is in material compliance with current air quality requirements. Refer to Note (4)(b) of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding air quality regulation.

Hazardous Materials and Waste Management -

The EPA and state environmental agencies have determined that contaminated wastes remaining at certain decommissioned manufactured gas plant facilities may pose a threat to the public health or the environment if such contaminants are in sufficient quantities and at such concentrations as to warrant remedial action.

MidAmerican Energy has evaluated or is evaluating 27 properties that were, at one time, sites of gas manufacturing plants in which MidAmerican Energy may be a potentially responsible party. MidAmerican Energy estimates the range of possible costs for investigation, remediation and monitoring for these sites to be $11 million to $30 million. As of December 31, 2003, MidAmerican Energy has recorded a liability and regulatory asset of $14.0 million for these sites. MidAmerican Energy's present rates in Iowa provide for a fixed annual recovery of manufactured gas plant costs. Additional information relating to MidAmerican Energy's manufactured gas plant facilities is included under Note (4)(a) of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

Pursuant to the Toxic Substances Control Act, a federal law administered by the EPA, MidAmerican Energy developed a comprehensive program for the use, handling, control and disposal of all polychlorinated biphenyls ("PCBs") contained in electrical equipment. The future use of equipment containing PCBs will be minimized. Capacitors, transformers and other miscellaneous equipment are being purchased with a non-PCB dielectric fluid. MidAmerican Energy's exposure to PCB liability has been reduced through the orderly replacement of a number of such electrical devices with similar non-PCB electrical devices.

                               INTERCOAST CAPITAL
                               ------------------

InterCoast Capital is a wholly owned nonregulated subsidiary of MHC primarily engaged in investment activities. Investments include equipment leases, marketable securities and energy-related venture capital interests. InterCoast Capital manages these activities through its nonregulated investment subsidiaries. As of December 31, 2003, InterCoast Capital had total assets of $41.3 million, a majority of which relate to investments in equipment leases.

InterCoast Capital had equity participations in equipment leases totaling $29.5 million and $32.6 million at December 31, 2003 and 2002, respectively. At December 31, 2003, approximately $20.9 million was invested in five commercial passenger aircraft. Approximately $8.2 million of the December 31, 2003, investment in equipment leases related to a seven percent undivided interest in an electric generating station leased to a utility located in Arizona. InterCoast Capital also has investments in safe harbor lease transactions. Refer to Note (1)(f) of MidAmerican Funding's Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional discussion of equipment leases.

In addition, InterCoast Capital and its subsidiaries have direct investments in energy projects and indirect investments, through venture capital funds, in a variety of nonregulated energy production technologies.

                                 MIDWEST CAPITAL
                                 ---------------

Midwest Capital is a wholly owned nonregulated subsidiary of MHC with total assets of $8.1 million as of December 31, 2003. Midwest Capital's primary activity is the management of utility service area investments to support economic development. Midwest Capital's principal interest is a 2,000-acre master planned residential and business community in southeastern South Dakota. The major construction phase of the planned community is complete, and the marketing phase to sell developed residential and commercial lots is in progress.

ITEM 2.  PROPERTIES

MidAmerican Energy's utility properties consist of physical assets necessary and appropriate to render electric and gas service in its service territories. It is the opinion of management that the principal depreciable properties owned by MidAmerican Energy are in good operating condition and well maintained. MidAmerican Energy's most significant properties are its electric generation facilities. For information regarding these facilities, please refer to the "Regulated Electric Operations" discussion in Item 1 - Business of this Form 10-K. Additional electric property consists primarily of transmission and distribution facilities.

The electric transmission system of MidAmerican Energy at December 31, 2003, included 918 miles of 345-kilovolt ("kV") lines and 1,128 miles of 161-kV lines. MidAmerican Energy's electric distribution system included approximately 220,400 transformers and 373 substations at December 31, 2003.

Gas property consists primarily of natural gas mains and services pipelines, meters and related distribution equipment, including feeder lines to communities served from natural gas pipelines owned by others. The gas distribution facilities of MidAmerican Energy at December 31, 2003, included 21,182 miles of gas mains and service pipelines.

Net utility plant in service by operating segment is as follows as of December 31, 2003 (in thousands):

                      Generation ............   $1,239,370
                      Energy delivery -
                        Electric distribution    1,271,110
                        Gas distribution ....      603,381
                      Transmission ..........      229,694
                      Marketing and sales ...       16,705
                                                ----------
                                                $3,360,260
                                                ==========

Substantially all of the former Iowa-Illinois Gas and Electric Company, a predecessor company, utility property and franchises, and substantially all of the former Midwest Power Systems, a predecessor company, electric utility property located in Iowa, or approximately 80% of gross utility plant, is pledged to secure mortgage bonds.

ITEM 3.  LEGAL PROCEEDINGS

MidAmerican Energy is one of dozens of companies named as defendants in a January 20, 2004 consolidated class action lawsuit filed in the U.S. District Court for the Southern District of New York. The suit alleges that the defendants have engaged in unlawful manipulation of the prices of natural gas futures and options contracts traded on the New York Mercantile Exchange ("NYMEX") during the period of January 1, 2000 to December 31, 2002. MidAmerican Energy is mentioned as a company that has engaged in wash trades on Enron Online (an electronic trading platform) that had the effect of distorting prices for gas trades on the NYMEX. The plaintiffs to the class action do not specify the amount of alleged damages. At this time MidAmerican Energy does not believe that it has any material exposure in this lawsuit.

The original complaint in this matter, Cornerstone Propane Partners, L.P. v. Reliant, et al. ("Cornerstone"), was filed on August 18, 2003 in the United States District Court, Southern District of New York naming MidAmerican Energy. On October 1, 2003, a second complaint , Roberto, E. Calle Gracey, et al. ("Calle Gracey"), was filed in the same court but did not name MidAmerican
Energy. On November 14, 2003, a third complaint, Dominick Viola ("Viola"), et al., was filed in the same court and named MidAmerican Energy as a defendant. On December 5, 2003, the court entered Pretrial Order No. 1, which among other procedural matters, ordered the consolidation of the Cornerstone, Calle Gracey and Viola complaints and permitted plaintiffs to file an amended complaint in this matter. On January 20, 2004, plaintiffs filed In Re: Natural Gas Commodity Litigation as the amended complaint reasserting their previous allegations. Unless extended by agreement of the parties or by court order, MidAmerican Energy's answer and/or responsive pleading in this matter is due February 19, 2004. MidAmerican Energy will coordinate with the other defendants and vigorously defend the allegations against it.

Other than the litigation described above, MidAmerican Funding and its subsidiaries currently have no material legal proceedings. Information on MidAmerican Energy's environmental matters is included in Item 1 - Business and in the "Environmental Matters" section of Management's Discussion and Analysis in Item 7 of this Form 10-K.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MidAmerican Funding is an Iowa limited liability company whose membership interest is held solely by MidAmerican Energy Holdings.

ITEM 6.  SELECTED FINANCIAL DATA

                           MIDAMERICAN ENERGY COMPANY
                      SELECTED CONSOLIDATED FINANCIAL DATA
                                 (IN THOUSANDS)

                                                                       DECEMBER 31
                                           ------------------------------------------------------------------
                                              2003          2002          2001          2000          1999
                                           ----------    ----------    ----------    ----------    ----------

STATEMENT OF OPERATIONS DATA:
Revenues ..............................    $2,595,812    $2,236,159    $2,367,249    $2,271,832    $1,762,350
Operating income ......................       370,820       354,997       333,574       338,756       300,064
Net income ............................       188,597       175,821       152,778       165,456       127,331
Earnings on common stock ..............       187,187       172,888       148,234       160,501       122,376

BALANCE SHEET DATA:
Total assets (a) ......................    $4,404,434    $3,823,951    $3,585,127    $3,825,954    $3,609,591
Long-term debt (b) ....................     1,128,647     1,053,418       820,594       921,682       870,499
Power purchase obligation (c) .........             -             -        25,867        52,282        68,049
Short-term borrowings .................        48,000        55,000        89,350        81,600       204,000
Preferred stock:
  Not subject to mandatory redemption .        31,759        31,759        31,759        31,759        31,759
  Subject to mandatory redemption .....             -             -       126,680       150,000       150,000
Common shareholder's equity ...........     1,318,519     1,319,139     1,226,292     1,164,356     1,057,855


(a) In January 2003, MidAmerican Energy adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," ("SFAS No. 143"). Accordingly, MidAmerican Energy recorded $114.4 million of assets related to the asset retirement obligation ("ARO") liability required by SFAS No. 143. Additionally, an accrual for non-ARO costs of removing electric and gas assets that was previously reflected in accumulated depreciation is now classified as a regulatory liability, thus increasing total assets compared to prior years. The accrual was approximately $408.6 million at December 31, 2003. Refer to Note (1)(j) of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion.

(b)  Includes amounts due within one year.

(c) On August 1, 2002, MidAmerican Energy's contract with the Nebraska Public Power District regarding Cooper Nuclear Station was restructured. As a result, the power purchase obligation and the related asset were removed from the balance sheet. Refer to Note (1)(h) of Notes to Consolidated Financial Statements later in Item 8 of this Form 10-K for further discussion.

                            MIDAMERICAN FUNDING, LLC
                      SELECTED CONSOLIDATED FINANCIAL DATA
                                 (IN THOUSANDS)

                                                                                                          MHC
                                                            MIDAMERICAN FUNDING                      (PREDECESSOR)
                                     --------------------------------------------------------------  -------------
                                                                                          MAR. 12        JAN. 1
                                                  YEARS ENDED DECEMBER 31,                THROUGH       THROUGH
                                     -------------------------------------------------    DEC. 31,      MAR. 11,
                                        2003         2002         2001         2000         1999          1999
                                     ----------   ----------   ----------   ----------   ----------     --------
STATEMENT OF OPERATIONS DATA:
Revenues .........................   $2,600,239   $2,240,879   $2,388,650   $2,316,343   $1,411,542     $375,884
Operating income .................      367,868      349,988      300,085      327,560      227,133       58,898
Income from continuing
  operations (a) .................      157,176      136,716      103,087      126,784      124,077       16,789
Net income .......................      157,176      136,716      103,087      126,784      135,335       17,210

                                                           AS OF DECEMBER 31,
                                     --------------------------------------------------------------
                                        2003         2002         2001         2000         1999
                                     ----------   ----------   ----------   ----------   ----------
BALANCE SHEET DATA:
Total assets (b) .................   $5,737,614   $5,166,056   $5,182,707   $5,425,397   $5,212,387
Long-term debt (c) ...............    1,828,647    1,753,418    1,544,969    1,670,636    1,642,476
Power purchase obligation (d) ....            -            -       25,867       52,282       68,049
Short-term borrowings ............       48,000       55,000       91,780       81,600      204,000
Preferred securities not subject
  to mandatory redemption ........       31,759       31,759       31,759       31,759       31,759
Preferred securities subject
  to mandatory redemption ........            -            -      126,680      150,000      151,598
Member's equity ..................    1,863,769    1,879,191    1,981,840    1,877,175    1,800,416

(a) In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," beginning January 1, 2002, MidAmerican Funding's goodwill is no longer amortized. Refer to Note (1)(k) of MidAmerican Funding's Notes to Consolidated Financial Statements later in Item 8 of this Form 10-K. In 2002, MidAmerican Funding recorded pre-tax expense of $21.9 million of write downs for impaired assets and investments, including a $12.6 million pre-tax write down of airplane leases. In May 1999, MidAmerican Funding sold most of its investment in the common stock of McLeodUSA and recorded an after-tax gain of $47.1 million. For the period ended March 11, 1999, MHC expensed $18.6 million for transaction costs related to its acquisition by MidAmerican Energy Holdings.

(b) In January 2003, MidAmerican Energy adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," ("SFAS No. 143"). Accordingly, MidAmerican Energy recorded $114.4 million of assets related to the asset retirement obligation ("ARO") liability required by SFAS No. 143. Additionally, an accrual for non-ARO costs of removing electric and gas assets that was previously reflected in accumulated depreciation is now classified as a regulatory liability, thus increasing total assets compared to prior years. The accrual was approximately $408.6 million at December 31, 2003. Refer to Note (1)(j) of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion.

(c)  Includes amounts due within one year.

(d) On August 1, 2002, MidAmerican Energy's contract with the Nebraska Public Power District regarding Cooper Nuclear Station was restructured. As a result, the power purchase obligation and the related asset were removed from the balance sheet. Refer to Note (1)(h) of Notes to Consolidated Financial Statements later in Item 8 of this Form 10-K for further discussion.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                      INDEX


                                                                         Page
                                                                         ----

General...................................................................25

Results of Operations.....................................................31

Liquidity and Capital Resources...........................................38

Credit Ratings Risks......................................................41

Legislative and Utility Regulatory Matters................................41

Environmental Matters.....................................................43

Generating Capability.....................................................43

New Accounting Pronouncements.............................................44

Critical Accounting Policies and Estimates................................45

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

GENERAL

MidAmerican Funding, LLC ("MidAmerican Funding"), is an Iowa limited liability company that was formed in March 1999. The sole member of MidAmerican Funding is MidAmerican Energy Holdings Company ("MidAmerican Energy Holdings"). MidAmerican Funding owns all of the outstanding common stock of MHC Inc., which owns all of the common stock of MidAmerican Energy Company ("MidAmerican Energy"), InterCoast Capital Company (formerly MidAmerican Capital Company) Midwest Capital Group, Inc., MidAmerican Services Company and MEC Construction Services Co.

On March 12, 1999, MHC, formerly MidAmerican Energy Holdings Company, completed a merger transaction with CalEnergy Company, Inc. On that date, MidAmerican Funding, which was formed by CalEnergy Company, Inc. as a single member limited liability company, acquired MHC. Also on that date, CalEnergy Company, Inc. was reincorporated as an Iowa corporation and changed its name to MidAmerican Energy Holdings Company. As a result of this transaction, MHC and its subsidiaries, including MidAmerican Energy became wholly owned subsidiaries of MidAmerican Funding. MHC, MidAmerican Funding and MidAmerican Energy Holdings are exempt public utility holding companies headquartered in Des Moines, Iowa.

Management's Discussion and Analysis ("MD&A") addresses the financial statements of MidAmerican Energy and MidAmerican Funding as presented in this joint filing. Information related to MidAmerican Energy, whether or not segregated, also relates to MidAmerican Funding. Information related to other subsidiaries of MidAmerican Funding pertains only to the discussion of the financial condition and results of operations of MidAmerican Funding. Where necessary, discussions have been segregated and labeled to allow the reader to identify information applicable only to MidAmerican Funding.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

Earnings Overview
-----------------

MidAmerican Energy -

MidAmerican Energy's earnings on common stock improved $14.3 million to $187.2 million for 2003 compared to $172.9 million for 2002. Significant factors contributing to the improvement in earnings were: 1) a reduction in costs related to Cooper Nuclear Station due to a restructuring of the power purchase contract in August 2002, 2) an increase in the number of electric and gas retail customers, 3) an increase in retail gas rates, and 4) a decrease in Iowa electric retail costs due to the recognition of cost recovery related to a coal purchase contract with Enron Corp. The impact of these factors were partially offset by increases in other expenses.

MidAmerican Funding -

MidAmerican Funding's net income for 2003 totaled $157.2 million compared to $136.7 million for 2002. In addition to the factors discussed above for MidAmerican Energy, net income for 2003 includes $4.0 million of after-tax loss for write-downs of impaired investments. Net income for 2002 reflects $4.9 million of after-tax income related to a gain and interest income from the sale of an investment in a communications company, $17.1 million after-tax loss for impairments of investments and $4.0 million of additional income taxes.

Regulated Electric Gross Margin
-------------------------------

                                                   2003        2002
                                                 --------    --------
                                                     (In millions)
       Operating revenues ...................    $1,398.0    $1,353.4
       Less cost of fuel, energy and capacity       397.7       346.7
                                                 --------     -------
          Electric gross margin .............    $1,000.3    $1,006.7
                                                 ========    ========

Electric gross margin for 2003 decreased $6.4 million compared to 2002.

The most significant factor influencing the comparison of electric margin for 2003 and 2002 was a change in the classification of costs for energy purchased under the Cooper Nuclear Station contract due to MidAmerican Energy and the Nebraska Public Power District ("NPPD") restructuring their contract, effective August 1, 2002. The restructuring affected both the classification of related costs on MidAmerican Energy's statement of operations and the total cost to MidAmerican Energy.

Prior to the restructuring, MidAmerican Energy paid for its share of Cooper Nuclear Station costs based on 50% of the fixed and operating costs of Cooper Nuclear Station, excluding depreciation but including debt service and in exchange received 50% of the actual electrical output of the facility. During that time, only MidAmerican Energy's share of nuclear fuel cost was classified as a cost of fuel, energy and capacity, thus impacting electric margin. Other costs under the contract were classified as other operating expenses.

Under the terms of the restructured contract, MidAmerican Energy pays for contracted amounts of capacity and energy at fixed prices specified in the contract and therefore, there is no distinction between fuel costs and any other actual costs of operating Cooper Nuclear Station. Accordingly, all costs incurred under the restructured contract are included in MidAmerican Energy's cost of fuel, energy and capacity, consistent with the cost of power purchased from other entities.

In aggregate, MidAmerican Energy's costs for the Cooper Nuclear Station contract declined $46.7 million for 2003 compared to 2002, which is reflected as an increase in cost of fuel, energy and capacity of $10.8 million and a decrease in other operating expenses of $57.5 million. The $46.7 million aggregate decrease was due to cost savings resulting from the restructuring of the contract. The savings resulted from the restructured contract costs being less than 50% of NPPD's historical fixed and operating costs of Cooper Nuclear Station that MidAmerican Energy was required to pay under the original contract, $7.7 million of amortization related to a cash payment from NPPD in August 2002 and $3.6 million of amortization related to decommissioning expense recognized from December 2000 through July 2002. The cash payment and the previously recognized decommissioning expense are being recognized into income based on the estimated energy expected to be received for the remainder of the contract, which expires December 31, 2004. Refer to Notes (1)(h) and (4)(c) of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional discussion of the Cooper Nuclear Station contract and related costs.

Restructuring the contract has enhanced MidAmerican Energy's ability to economically purchase energy. The restructured contract provides 1) certainty of price paid for capacity and energy, 2) market-competitive prices, and 3) certainty of supply because NPPD must provide the contracted energy even if the Cooper Nuclear Station is not available. Under the original contract, MidAmerican Energy was subject to the fluctuating costs and plant outages of Cooper Nuclear Station.

Following is a discussion of various factors other than the Cooper Nuclear Station contract that affected gross margin. Margin variation explanations are management's best estimate of the impact of weather, customer growth and other factors based on historical consumption patterns. The effect of temperature conditions during 2003 compared to 2002, resulted in approximately a $7.4 million decrease in electric margin. Other electricity usage factors, such as changes due to individual customer conservation and a variety of circumstances affecting customers within MidAmerican Energy's service territory, decreased electric margin by $11.5 million compared to 2002. Conversely, a 1.1% increase in the average number of retail customers improved electric gross margin by $14.3 million compared to 2002. In total, retail electric sales volumes increased 0.6% compared to 2002.

Lower fuel costs for Iowa retail electric sales, excluding the impact of restructuring the Cooper contract, increased electric margin by $6.3 million relative to 2002. The decrease in fuel costs for Iowa electric retail sales includes the Iowa portion of $10.9 million of cost recovery recognized in the second quarter of 2003 related to MidAmerican Energy's coal purchase contract with Enron Corp. ("Enron"). In November 2001, MidAmerican Energy received collateral from Enron for costs to MidAmerican Energy related to the coal purchase contract as a result of a downgrade in Enron's credit ratings in 2001. MidAmerican Energy recognized the value of the collateral in June 2003 after resolution of related bankruptcy proceedings. The decrease in fuel costs due to the coal purchase contract with Enron was partially offset by the Iowa portion of $5.1 million of expense related to the write-off of the remaining value of failed nuclear fuel assemblies at Quad Cities Station.

MidAmerican Energy sells and purchases electric capacity. The net margin from those sales and purchases decreased $2.7 million compared to 2002. Revenues from transmission services increased $5.2 million compared to 2002.

Regulated Gas Gross Margin
--------------------------
                                             2003      2002
                                            ------    ------
                                              (In millions)
              Operating revenues .......    $947.4    $695.8
              Less cost of gas sold ....     720.6     482.8
                                            ------    ------
                Gas gross margin .......    $226.8    $213.0
                                            ======    ======

Gas gross margin for 2003 increased $13.8 million compared to 2002.

Regulated gas revenues include purchase gas adjustment clauses through which MidAmerican Energy is allowed to recover the cost of gas sold from its retail gas utility customers. Consequently, fluctuations in the cost of gas sold do not affect gross margin or net income because revenues reflect comparable fluctuations from purchase gas adjustment clauses. A 59.9% increase in the average per-unit cost of gas compared to 2002 increased revenues and cost of gas sold for 2003 by $269.9 million. That increase in cost of gas sold was partially offset by the effect of a decrease in sales volumes related to sales for resale customers.

The following table summarizes the variance in gas operating revenues, including the impact of the fluctuation in the cost of gas sold. Amounts not related to the increase in cost of gas have the same impact on gross margin (in millions):

                                              2003 vs. 2002
                                              -------------
                Increase in cost of gas:
                  Price .....................    $269.9
                  Sales volumes .............     (32.1)
                                                 ------
                    Total ...................     237.8
                Increases in retail rates ...      12.3
                Weather .....................       4.0
                Weather derivative ..........      (2.5)
                Transported gas .............       3.0
                Customer growth .............       2.7
                Other usage factors .........      (7.3)
                Other .......................       1.6
                                                 ------
                    Total revenue variance       $251.6
                                                 ======

The increases in MidAmerican Energy's natural gas retail rates largely took effect subsequent to the second quarter of 2002. On February 20, 2002, the South Dakota Public Utilities Commission approved a settlement agreement allowing increased natural gas rates of $3.1 million annually, effective immediately. On June 12, 2002, the Iowa Utilities Board ("IUB") issued an order granting an interim rate increase of approximately $13.8 million annually, effective immediately. On November 8, 2002, the IUB approved a proposed settlement agreement previously filed by MidAmerican Energy and the Iowa Office of Consumer Advocate that provides for a final increase of $17.7 million annually for MidAmerican Energy's Iowa retail natural gas customers. On September 11, 2002, MidAmerican Energy received a final order from the Illinois Commerce Commission to increase its Illinois natural gas rates by $2.2 million annually. Refer to the "Legislative and Utility Regulatory Matters" section of MD&A for comments on the Iowa gas rate settlement.

The increase in gas gross margin due to weather was the result of colder temperature conditions in the first quarter of 2003 compared to the same quarter in 2002, offset partially by milder temperature conditions in much of the remainder of 2003. Other gas usage factors, such as changes due to individual customer conservation, reaction to prices, and a variety of circumstances affecting customers within MidAmerican Energy's service territory, decreased gas margin. MidAmerican Energy's average number of gas retail customers increased 1.0% compared to 2002. Total natural gas retail sales volumes increased 3.0%.

MidAmerican Energy may enter into degree day swaps to offset a portion of the financial impact of variations in weather conditions on its delivery margins for the winter heating season. The net loss on such weather derivative financial instruments partially offset the increased delivery margins due to colder temperature conditions.

The transported gas increase relates to revenue from natural gas transported through MidAmerican Energy's distribution system to a number of end-use customers who have independently purchased their supply from third parties.

Regulated Operating Expenses
----------------------------

Regulated other operating expenses for 2003 decreased $34.3 million compared to 2002. As discussed in the "Regulated Electric Gross Margin" section above, effective August 1, 2002, MidAmerican Energy and NPPD restructured their contract for Cooper Nuclear Station. Prior to the restructuring, all costs incurred under the contract, other than the cost of fuel to generate the energy purchased by MidAmerican Energy, were classified as other operating expenses. Following the restructuring, substantially all costs incurred by MidAmerican Energy under the contract are classified as a cost of fuel, energy and capacity. Accordingly, as a result of that change, MidAmerican Energy's other operating expenses decreased $57.5 million in 2003 compared to 2002.

The decrease in other operating expenses due to Cooper Nuclear Station costs was partially offset by increases totaling $15.0 million related to employee costs for deferred compensation, health care costs, and pension and other postretirement costs; and by a $4.7 million increase in electric distribution costs; and a $3.2 million increase in safety costs.

Maintenance expenses increased $17.9 million compared to 2002 due principally to a $12.4 million increase in fossil fuel generation maintenance costs due generally to the timing of maintenance. Additionally, maintenance costs at Quad Cities Station increased $2.5 million and general plant maintenance costs increased $2.6 million.

Depreciation and amortization expense increased $12.7 million compared to 2002. Utility plant depreciation increased $4.9 million due primarily to an April 2002 change in the estimated useful life of general utility plant assets. The change in estimated useful lives from eleven years to eight years increased 2003 depreciation expense by approximately $3.4 million compared to 2002. Amortization related to an Illinois revenue sharing arrangement accounted for $4.5 million of the increase in depreciation and amortization expense. Additionally, amortization for 2002 includes a $2.2 million gain related to the restructuring of the Cooper Nuclear Station contract in 2002. Refer to the "Legislative and Utility Regulatory Matters" section for an explanation of the revenue sharing arrangements.

Property and other taxes increased $4.1 million due primarily to an increase in property taxes as a result of higher levels of electricity generated and delivered during the measurement period. Iowa law provides for property taxes for electric and gas utilities to be based predominantly on energy consumption.

Nonregulated Gross Margin
-------------------------

                                                 2003       2002
                                                -------    -------
                                                   (In millions)
     MidAmerican Energy -
       Nonregulated operating revenues .....    $ 250.4    $ 186.9
       Less nonregulated cost of sales .....      215.7      158.5
                                                -------    -------
         Nonregulated gross margin .........    $  34.7    $  28.4
                                                =======    =======

                                                   2003       2002
                                                -------    -------
                                                   (In millions)
     MidAmerican Funding Consolidated -
       Nonregulated operating revenues .....    $ 254.8    $ 191.6
       Less nonregulated cost of sales .....      216.2      159.4
                                                -------    -------
         Nonregulated gross margin .........    $  38.6    $  32.2
                                                =======    =======

MidAmerican Energy -

MidAmerican Energy's nonregulated gross margin for 2003 increased $6.3 million compared to 2002. The following table presents the margins related to various nonregulated activities (in millions):

                                              2003     2002
                                              ----     ----
     Nonregulated retail electric .......    $13.2    $11.4
     Nonregulated retail gas ............      4.9      2.7
     Income sharing arrangements under
       regulated gas tariffs ............      5.0      3.1
     Incentive gas supply procurement
       program award ....................      3.8      3.4
     Wholesale gas and electric .........      4.7      3.3
     Other ..............................      3.1      4.5
                                             -----    -----
                                             $34.7    $28.4

Electric retail customers in Illinois, except for those served by electric cooperatives and municipalities, are allowed to select their electric power supplier. MidAmerican Energy's nonregulated electric retail revenues include revenues related to these supply services provided to customers outside of MidAmerican Energy's delivery system who choose their energy supplier. The improvement in gross margin was due primarily to a 43.9% increase in sales volumes. Nonregulated electric retail revenues increased $6.4 million to $69.5 million for 2003, while the related cost of sales increased $4.6 million to $56.3 million.

MidAmerican Energy's nonregulated retail gas marketing services operate in Iowa, Illinois and Ohio. MidAmerican Energy purchases gas from producers and third party marketers and sells it directly to large commercial end-users. In addition, MidAmerican Energy manages gas supplies for a number of smaller commercial end-users, which includes the sale of gas to these customers to meet their supply requirements. The improvement in gross margin from these operations was due almost entirely to a 75.0% increase in the margin per unit sold. Additionally, sales volumes increased 4.6% compared to 2002. Nonregulated retail gas revenues increased $55.5 million to $162.4 million due principally to an increase in the average price per unit sold, which reflects a 44.4% increase in the average cost of gas. Related nonregulated cost of gas increased $53.3 million to $157.5 million for 2003.

Nonregulated operations also include earnings from sharing arrangements under applicable state regulations and tariffs filed with the IUB and the South Dakota Public Utilities Commission for MidAmerican Energy's regulated natural gas operations. Under these arrangements, MidAmerican Energy is allowed to keep a portion of the benefits of gas sales for resale and capacity release transactions. MidAmerican Energy also has an Incentive Gas Supply Procurement Program ("IGSPP") in Iowa and a similar program in South Dakota, under which it can receive awards for successful performance of gas supply procurement. Under the IGSPP, if MidAmerican Energy's cost of gas varies from an established reference price range, then the savings or cost is shared between customers and shareholders. The IGSPP extends through October 31, 2004, and the South Dakota program extends through October 31, 2005.

Interest and Dividend Income
----------------------------

MidAmerican Energy -

Interest and dividend income decreased $3.9 million for 2003 compared to 2002 due to a reduction in interest income on a note receivable associated with MidAmerican Energy's accounts receivable sold. The related agreement terminated on October 29, 2002.

MidAmerican Funding -

Interest income related to notes receivable with MidAmerican Funding's parent company decreased $4.7 million compared to 2002. The related note receivable balances have been zero throughout 2003. Additionally, 2002 includes $5.0 million from the settlement of an investment in a communications company.

Marketable Securities Gains and Losses, Net
-------------------------------------------

MidAmerican Funding -

Net losses on marketable securities decreased compared to 2002 due primarily to $4.4 million of losses recorded in 2002 related to other-than-temporary declines in MidAmerican Funding's available-for-sale common stock investments.

Other Income and Expense
------------------------

MidAmerican Energy -

As a regulated public utility, MidAmerican Energy is allowed to capitalize, and record as income, a cost of construction for equity funds used, based on guidelines set forth by the Federal Energy Regulatory Commission ("FERC"). Accordingly, other income for the capitalized allowance on equity funds used during construction totaled $11.4 million in 2003 and $8.6 million in 2002. MidAmerican Energy anticipates recording income for the allowance on equity funds used during construction over the next several years while the announced generating plants are constructed.

Other income also includes net earnings related to the cash surrender value of corporate-owned life insurance policies. Such income totaled $6.3 million and $1.3 million for 2003 and 2002, respectively. The increase was due to general improvement in the stock market.

Other income for 2002 includes $1.3 million of income from a fee charged to MidAmerican Energy Funding Corporation for servicing MidAmerican Energy's accounts receivable sold to them. Likewise, other expense for 2002 includes a discount on sold accounts receivable. The discount was designed to cover the expenses of MidAmerican Energy Funding Corporation, including bad debt expense, subservicer fees, monthly administrative costs and interest. The discount was recorded in other expense because it is not reflected in utility cost of service for regulatory purposes. The discount totaled $6.4 million for 2002. The related arrangement terminated October 29, 2002.

MidAmerican Funding -

Other income for 2003 and 2002 includes $1.8 million and $7.9 million, respectively, of income from equity method investments. Of the $7.9 million for 2002, $5.3 million relates to a distribution of common stock held by a venture capital fund investment.

Additionally, other income for 2003 includes $3.1 million of income related to the settlement of a lawsuit. Other income for 2002 also includes gains of $2.6 million from the sale of an investment in a communications company and $0.5 million from the sale of rail cars.

Other expense for MidAmerican Funding in 2003 includes losses of $4.3 million for the write-down of an impaired energy project and $2.1 million for the write-off of a receivable from a venture capital investment. Other expense in 2002 includes write-downs for impaired assets and investments. MidAmerican Funding has investments in commercial passenger aircraft, including two aircraft leased to United Air Lines, Inc., which it accounts for as leveraged leases. Evaluation of these investments resulted in a $12.6 million write-down in 2002. Additionally, MidAmerican Funding recorded a $5.1 million loss for the impairment of an equity method investment, a $2.7 million loss related to a receivable from a venture capital investment and losses totaling $1.5 million from impairments on three venture capital fund investments in 2002.

Fixed Charges and Preferred Dividends
-------------------------------------

MidAmerican Energy -

Preferred dividends of MidAmerican Energy's subsidiary trust decreased due to the reacquisition of all of the related preferred securities on March 11, 2002. Dividends for MidAmerican Energy's preferred securities, which are reflected after Net Income on MidAmerican Energy's Consolidated Statements of Operations, decreased due to preferred securities reacquired in May 2002. Preferred dividends for 2002 reflect a $0.7 million loss on reacquisition of preferred securities.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

Earnings Overview
-----------------

MidAmerican Energy -

MidAmerican Energy's earnings on common stock improved $24.7 million to $172.9 million for 2002 compared to $148.2 million for 2001. Significant factors contributing to the improvement in earnings were: 1) warmer temperatures during the 2002 cooling season, 2) a reduction in costs related to Cooper Nuclear Station due to a restructuring of the power purchase contract in August 2002 and
3) an increase in retail gas rates.

MidAmerican Funding -

MidAmerican Funding's net income for 2002 totaled $136.7 million compared to $103.1 million for 2001. In accordance with SFAS No. 142, MidAmerican Funding's goodwill ceased being amortized effective January 1, 2002. Net income for 2001 was reduced by $34.4 million for goodwill amortization. After considering the difference due to goodwill amortization, net income for 2002 declined $0.8 million compared to 2001. In addition to the factors discussed above for MidAmerican Energy, net income for 2002 reflects $4.9 million of after-tax income related to a gain and interest income from the sale of an investment in a communications company, $17.1 million of after-tax loss for impairments of investments and $4.0 million of additional income taxes.

Regulated Electric Gross Margin
-------------------------------

                                                     2002            2001
                                                   --------        --------
                                                         (In millions)
   Operating revenues........................      $1,353.4        $1,318.1
   Less cost of fuel, energy and capacity....         346.7           275.9
                                                   --------        --------
     Electric gross margin...................      $1,006.7        $1,042.2
                                                   ========        ========

Electric gross margin for 2002 decreased $35.5 million compared to 2001.

Effective August 1, 2002, MidAmerican Energy and NPPD restructured their contract for Cooper Nuclear Station. In aggregate, MidAmerican Energy's costs for the Cooper Nuclear Station contract declined $13.0 million for 2002 compared to 2001. Refer to the "Regulated Electric Gross Margin" section for 2003 compared to 2002 for a discussion of the restructuring. As a result of the restructuring, MidAmerican Energy's costs under the contract are now classified differently on its statement of operations. The change in cost classification, partially offset by savings from the contract restructuring, resulted in a $33.2 million decrease in electric gross margin compared to 2002.

In addition to the effect of restructuring the contract for Cooper Nuclear Station, MidAmerican Energy's gross margin on electric wholesale sales decreased $23.1 million for 2002 compared to 2001. Lower margins per unit sold reduced electric wholesale gross margin by $48.9 million but were offset by a $25.8 million improvement due to a 21.1% increase in wholesale sales volumes. Wholesale sales are the sales of energy to other utilities, municipalities and marketers inside and outside of MidAmerican Energy's delivery system.

Warmer temperatures in the 2002 cooling season resulted in approximately a $16.0 million increase in electric margin compared to 2001. Other electricity usage factors, such as changes due to individual customer conservation and a variety of circumstances affecting customers within the MidAmerican Energy's service territory, increased electric margin by $16.3 million compared to 2001. A 1.0% increase in the average number of customers improved electric gross margin by $8.6 million for 2002. Additionally, a decrease in fuel costs related to Iowa retail electric sales, excluding the impact of restructuring the Cooper Nuclear Station contract, increased electric margin by $7.9 million relative to 2001. In total, retail electric sales volumes increased 3.9% for 2002.

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

Regulated Gas Gross Margin
--------------------------
                                               2002      2001
                                              ------    ------
                                                (In millions)
              Operating revenues .........    $695.8    $869.1
              Less cost of gas sold ......     482.8     674.9
                                              ------    ------
                Gas gross margin .........    $213.0    $194.2
                                              ======    ======

Gas gross margin for 2002 increased $18.8 million compared to 2001.

Regulated gas revenues include purchase gas adjustment clauses through which MidAmerican Energy is allowed to recover the cost of gas sold from its retail gas utility customers. Consequently, fluctuations in the cost of gas sold do not affect gross margin or net income because revenues reflect comparable fluctuations from purchase gas adjustment clauses. A 22.9% decrease in the per-unit cost of gas compared to 2001 decreased revenues and cost of gas sold for 2002 by approximately $135.2 million. The remainder of the decrease in cost of gas sold was due to a decrease in volumes purchased as a result of a reduction in sales volumes related to sales-for-resale customers.

The following table summarizes the variance in gas operating revenues, including the impact of the fluctuation in the cost of gas sold (in thousands):

                                                  2002 vs. 2001
                                                  -------------
                   Decrease in cost of gas:
                   Price ........................   $(135.2)
                   Sales volumes ................     (56.9)
                                                    -------
                   Total ........................    (192.1)
                   Increases in retail rates ....      11.5
                   Weather ......................       1.0
                   Weather derivative ...........      (1.3)
                   Customer growth ..............       2.0
                   Other usage factors ..........       5.7
                   Other ........................      (0.1)
                                                    -------
                   Total revenue variance .......   $(173.3)
                                                    =======

The increases in retail rates reflects the impact of a portion of several rate increases throughout 2002. On February 20, 2002, the South Dakota Public Utilities Commission approved a settlement agreement allowing increased natural gas rates of $3.1 million annually, effective immediately. On June 12, 2002, the IUB issued an order granting an interim rate increase of approximately $13.8 million annually, effective immediately. On November 8, 2002, the IUB approved a proposed settlement agreement previously filed by MidAmerican Energy and the Office of Consumer Advocate that provides for a final increase of $17.7 million annually for MidAmerican Energy's Iowa retail natural gas customers. On September 11, 2002, MidAmerican Energy received a final order from the Illinois Commerce Commission to increase its Illinois natural gas rates by $2.2 million annually. Refer to the "Legislative and Utility Regulatory Matters" section of MD&A for comments on the Iowa gas rate settlement.

The increase in gas gross margin due to weather was the result of colder temperature conditions in the second and fourth quarters of 2002 compared to the same quarters in 2001, offset partially by milder temperature conditions in the remainder of 2002. Other gas usage factors, such as changes due to individual customer conservation, reaction to prices, and a variety of circumstances affecting customers within MidAmerican Energy's service territory, increased gas margin in 2003. MidAmerican Energy's average number of gas retail customers increased 1.2% compared to 2001. Total natural gas retail sales volumes increased 1.3%.

MidAmerican Energy entered into a degree day swap in 2002 to offset a portion of the financial impact of variations in weather conditions on its delivery margins for the winter heating season. The loss on such weather derivative financial instrument offset the increased delivery margins due to colder temperature conditions.

Regulated Operating Expenses
----------------------------

Regulated other operating expenses for 2002 decreased $54.9 million for MidAmerican Energy and $50.8 million for MidAmerican Funding compared to 2001. Effective August 1, 2002, MidAmerican Energy and NPPD restructured their contract for Cooper Nuclear Station. Refer to the "Regulated Electric Gross Margin" section for 2003 compared to 2002 for a discussion of the restructuring. Accordingly, as a result of that change, MidAmerican Energy's other operating expenses decreased $46.2 million for 2002 compared to 2001.

Other substantive decreases in other operating expenses included $10.4 million in energy efficiency program costs, $6.5 million in the provision for uncollectible accounts receivable and $2.5 million related to information technology. The decreases were partially offset by increases compared to 2001 for pension and other postretirement costs, which increased $10.8 million, health care costs, which increased $4.2 million, and Quad Cities Station (nuclear) costs, which increased $3.9 million.

Maintenance expenses decreased $2.9 million for 2002 compared to 2001 due to a $5.6 million decrease in electric distribution maintenance expenses as a result of a reduction in costs for tree-trimming activity. Fossil-fuel generation maintenance expenses increased $1.9 million for 2002.

Depreciation and amortization expense for 2002 increased $16.7 million compared to 2001 due to a $13.5 million increase in utility plant depreciation due principally to a change in the estimated useful life of general utility plant assets. In April 2002, MidAmerican Energy changed the estimated lives for its general utility plant assets from eleven years to eight years, resulting in approximately a $10.1 million increase in depreciation expense in 2002. A $7.8 million increase related to the establishment of a regulatory liability for the electric revenue sharing arrangement in Iowa also contributed to the increase. Refer to the "Legislative and Utility Regulatory Matters" section of MD&A for further discussion. The increases were partially offset by a gain related to the restructuring of the Cooper Nuclear Station contract.

Property and other taxes fluctuated in 2002 and 2001 compared to each preceding year due primarily to changes in MidAmerican Energy's Iowa property tax assessed values.

Nonregulated Gross Margin
-------------------------

                                                       2002      2001
                                                      ------    ------
                                                        (In millions)
          MidAmerican Energy -
          Nonregulated operating revenues ........    $186.9    $180.0
          Less nonregulated cost of sales ........     158.5     154.4
                                                      ------    ------
          Nonregulated gross margin ..............    $ 28.4    $ 25.6
                                                      ======    ======

          MidAmerican Funding Consolidated -
          Nonregulated operating revenues ........    $191.6    $201.4
          Less nonregulated cost of sales ........     159.4     170.5
                                                      ------    ------
          Nonregulated gross margin ..............    $ 32.2    $ 30.9
                                                      ======    ======
                                      -34-

MidAmerican Energy -

MidAmerican Energy's nonregulated gross margin for 2002 increased $2.8 million compared to 2001. The following table presents the margins related to various nonregulated activities (in millions):

                                                     2002     2001
                                                     ----     ----
         Nonregulated retail electric ..........    $11.4    $ 4.6
         Nonregulated retail gas ...............      2.7      2.0
         Incentive gas supply procurement
         program award .........................      3.4      4.1
         Income sharing arrangements under
         regulated gas tariffs .................      3.1      4.4
         Wholesale gas and electric ............      3.3      6.9
         Other .................................      4.5      3.6
                                                    -----    -----
                                                    $28.4    $25.6
                                                    =====    =====

All electric retail customers in Illinois, except for those served by electric cooperatives and municipalities, are allowed to select their electric power supplier. The improvement in gross margin was due to an increase in sales volumes as a result of the addition of customers and an increase in margin per unit sold as a result of decreases in the related cost of energy. Nonregulated electric retail revenues increased $29.7 million to $63.1 million for 2002 while cost of sales increased $22.1 million to $51.7 million.

Gross margin for MidAmerican Energy's nonregulated retail natural gas operations increased $0.7 million to $2.7 million for 2002. The improvement in gross margin reflects a 19.8% increase in margin per unit sold and a 12.0% increase in sales volumes. Revenues from nonregulated retail natural gas operations decreased $11.8 million to $106.9 million for 2002 due to a decrease in the average price per unit sold, reflective of a 20.3% decrease in the average cost of gas. The decrease due to average price was partially offset by the increase in sales volumes. Related nonregulated cost of gas decreased $12.5 million to $104.2 million for 2002.

Nonregulated revenues include earnings from sharing arrangements under regulated natural gas tariffs. MidAmerican Energy also has incentive gas procurement programs, such that if MidAmerican Energy's cost of gas varies from an established reference price range, then the savings or cost is shared between customers and shareholders. Earnings from the sharing arrangements totaled $6.5 million for 2002 and $8.5 million for 2001.

Nonregulated revenues for 2001 include $6.2 million from MidAmerican Energy's market access service project. Related cost of sales totaled $5.4 million. The pilot project, which concluded in May 2001, allowed larger Iowa customers that were participating in the project to choose their electric power supplier.

Nonregulated Operating Expenses: Other
--------------------------------------

MidAmerican Funding -

MidAmerican Funding's nonregulated other operating expenses, exclusive of MidAmerican Energy amounts, decreased $34.1 million for 2002 compared to 2001. MidAmerican Funding's goodwill is no longer being amortized as a result of the adoption of SFAS No. 142 on January 1, 2002. Amortization of MidAmerican Funding's goodwill totaled $34.4 million for 2001.

Interest and Dividend Income
----------------------------

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

MidAmerican Funding -

Excluding MidAmerican Energy, interest income for MidAmerican Funding increased $2.0 million for 2002 compared to 2001. Interest income for 2002 includes $5.0 million from the settlement of an investment in a communications company but was partially offset by a $2.6 million decrease in interest income related to note receivables with MidAmerican Funding's parent company. Refer to Note (16) of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for a discussion of the notes with the parent company.

Dividend income decreased in 2002 and 2001 compared to each preceding year due to the on-going liquidation of the preferred stock investment portfolio.

Marketable Securities Gains and Losses, Net
-------------------------------------------

MidAmerican Funding -

Net losses on marketable securities increased $4.0 million for 2002 compared to 2001. In 2002, MidAmerican Funding recorded losses totaling $4.3 million for other-than-temporary declines in its available-for-sale common stock investments. Additionally, other losses on marketable securities increased $2.0 million in 2002. The first quarter of 2001 includes a $2.4 million pre-tax loss related to the re-characterization of marketable securities to "trading" as allowed by SFAS No. 133, thus increasing 2002 income relative to 2001.

Other Income and Expense
------------------------

MidAmerican Energy -

As a regulated public utility, MidAmerican Energy is allowed to capitalize, and record as income, a cost of construction for equity funds used, based on guidelines set forth by the FERC. Accordingly, other income for the capitalized allowance on equity funds used during construction totaled $8.6 million in 2002 and $1.6 million in 2001. MidAmerican Energy anticipates recording income for the allowance on equity funds used during construction over the next several years while the announced generating plants are constructed.

Other income includes net earnings related to the cash surrender value of corporate-owned life insurance policies. Such income totaled $1.3 million and $5.3 million for 2002 and 2001, respectively. The income for 2001 includes a gain from common stock received as a result of an initial stock offering by an insurance provider.

Other income includes income from a fee charged to MidAmerican Energy Funding Corporation for servicing MidAmerican Energy's accounts receivable sold to them. Subservicer fee income totaled $1.3 million and $2.9 million for 2002 and 2001, respectively. Likewise, other expense includes a discount on sold accounts receivable. The discount is designed to cover the expenses of MidAmerican Energy Funding Corporation, including bad debt expense, subservicer fees, monthly administrative costs and interest. The discount totaled $6.4 million and $16.0 million for 2002 and 2001, respectively. The related arrangement terminated October 29, 2002.

MidAmerican Funding -

Other income of MidAmerican Funding includes $7.9 million and $5.1 million of income from equity method investments in 2002 and 2001, respectively. Equity income for 2002 includes $5.3 million of income for a distribution of common stock held by a venture capital fund investment. In 2001, equity income includes $2.3 million related to a gain on a common stock distribution from one of MidAmerican Funding's venture capital fund investments.

Other income for 2002 also includes a $2.6 million gain on the sale of an investment in a communications company and $0.5 million from the sale of rail cars.

Other expense for MidAmerican Funding in 2002 includes write-downs for impaired assets and investments. MidAmerican Funding has investments in commercial passenger aircraft, including two leased to United Air Lines, Inc., which it accounts for as leveraged leases. Evaluation of these investments resulted in a $12.6 million pre-tax write-down. Additionally, MidAmerican Funding recorded a $5.1 million loss for the impairment of an equity method investment, a $2.7 million loss related to a receivable from a venture capital investment and losses totaling $1.5 million from impairments on three venture capital fund investments.

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

Preferred dividends of MidAmerican Energy's subsidiary trust decreased in 2002 due to the reacquisition of all of the related preferred securities on March 11, 2002. Dividends for MidAmerican Energy's preferred securities, which are reflected after Net Income on MidAmerican Energy's Consolidated Statements of Operations, decreased due to preferred securities reacquired in May and November 2001 and May 2002.

LIQUIDITY AND CAPITAL RESOURCES

MidAmerican Energy and MidAmerican Funding have available a variety of sources of liquidity and capital resources, both internal and external. These resources provide funds required for current operations, construction expenditures, dividends, debt retirement and other capital requirements.

As reflected on the Consolidated Statements of Cash Flows, MidAmerican Energy's net cash provided by operating activities was $441.3 million, $352.8 million and $478.8 million for 2003, 2002 and 2001, respectively. MidAmerican Funding's net cash provided by operating activities was $416.7 million, $365.6 million and $461.0 million for 2003, 2002 and 2001, respectively.

Utility Construction Expenditures
---------------------------------

MidAmerican Energy's primary need for capital is utility construction expenditures. For 2003, utility construction expenditures totaled $376.2 million, including allowance for funds used during construction and Quad Cities Station nuclear fuel purchases.

Forecasted utility construction expenditures, including allowance for funds used during construction, are $844 million for 2004. Capital expenditure needs are reviewed regularly by management and may change significantly as a result of such reviews. MidAmerican Energy expects to meet these capital expenditures with cash flows from operations and the issuance of long-term debt.

MidAmerican Energy anticipates a continuing increase in demand for electricity from its regulated customers. To meet anticipated demand and ensure adequate electric generation in its service territory, MidAmerican Energy is currently constructing two electric generating projects in Iowa and is developing a third. Upon completion, the projects will provide service to regulated retail electricity customers. MidAmerican Energy has obtained regulatory approval to include the actual costs of the generation projects in its Iowa rate base as long as actual costs do not exceed an agreed cap that MidAmerican Energy has deemed to be reasonable. If the caps are exceeded, MidAmerican Energy has the right to demonstrate the prudence of the expenditures above the caps subject to regulatory review. Wholesale sales may also be made from the projects to the extent the power is not needed for regulated retail service. MidAmerican Energy expects to invest approximately $1.4 billion in the three projects, of which approximately $314 million has been invested through December 31, 2003.

The first project is a natural gas-fired combined cycle unit with an estimated cost of $357 million, excluding allowance for funds used during construction. MidAmerican Energy will own and operate the plant. Commercial operation of the simple cycle mode began on May 5, 2003. The plant, which will continue to be operated in simple cycle mode during 2004, resulted in 327 megawatts ("MW") of accredited capacity in the summer of 2003. The combined cycle operation is expected to commence in December 2004 and achieve an expected additional accredited capacity of 190 MW.

The second project is currently under construction and will be a 790-MW (based on expected accreditation) super-critical-temperature, low-sulfur coal-fired plant. MidAmerican Energy will operate the plant and hold an undivided ownership interest as a tenant in common with the other owners of the plant. MidAmerican Energy's ownership interest is 60.67%, equating to 479 MW of output. MidAmerican Energy expects its share of the estimated cost of the project to be approximately $713 million, excluding allowance for funds used during construction. Municipal, cooperative and public power utilities will own the remainder, which is a typical ownership arrangement for large base-load plants in Iowa. On May 29, 2003, the IUB issued an order that approves the ratemaking principles for the plant, and on June 27, 2003, MidAmerican Energy received a certificate from the IUB allowing MidAmerican Energy to construct the plant. On February 12, 2003, MidAmerican Energy executed a contract with Mitsui & Co. Energy Development, Inc. for the engineering, procurement and construction of the plant. On September 9, 2003, MidAmerican Energy began construction of the plant, which it expects to be completed in the summer of 2007. MidAmerican Energy is also seeking an order from the IUB approving construction of the associated transmission facilities.

The third project is currently under development and is comprised of wind power facilities totaling 310 MW based on the nameplate rating. Generally speaking, accredited capacity ratings for wind power facilities are considerably less than the nameplate ratings due to the varying nature of wind. The current projected accredited capacity for these wind power facilities is approximately 53 MW. If constructed, MidAmerican Energy will own and operate these facilities, which are expected to cost approximately $323 million. MidAmerican Energy's plan to construct the wind project is in conjunction with a settlement agreement that extends through December 31, 2010, an Iowa retail electric rate freeze that was previously scheduled to expire at the end of 2005. The settlement agreement, which was filed with the IUB as part of MidAmerican Energy's application for ratemaking principles for the wind project, was approved by the IUB on October 17, 2003. The obligation of MidAmerican Energy to construct the wind project may be terminated by MidAmerican Energy if the Federal production tax credit applicable to the wind energy facilities is not available at a rate of 1.8 cents per kWh for a period of at least ten years after the facilities begin generating electricity. The production tax credit is available only to wind facilities placed in service before January 1, 2004. MidAmerican Energy has also received authorization from the IUB to construct the wind power project. If MidAmerican Energy does not construct the wind power facilities by December 31, 2007, the rate extension from January 1, 2006, through December 31, 2010, may terminate. Refer to the "Rate Matters" discussion below for more information regarding the rate aspects of the settlement.

Nuclear Decommissioning
-----------------------

Each licensee of a nuclear facility is required to provide financial assurance for the cost of decommissioning its licensed nuclear facility. In general, decommissioning of a nuclear facility means to safely remove the facility from service and restore the property to a condition allowing unrestricted use by the operator.

MidAmerican Energy currently contributes $8.3 million annually to external trusts established for the investment of funds for decommissioning Quad Cities Station. Approximately 65% of the fair value of the trusts' funds is now invested in domestic corporate debt and common equity securities. The remainder is invested in investment grade municipal and U.S. Treasury bonds. Funding for Quad Cities Station nuclear decommissioning is reflected as depreciation expense in the Consolidated Statements of Operations. Quad Cities Station decommissioning costs charged to Iowa customers are included in base rates, and recovery of increases in those amounts must be sought through the normal ratemaking process.

Contractual Obligations and Commercial Commitments
--------------------------------------------------

MidAmerican Energy and MidAmerican Funding have various contractual obligations and commercial commitments. The following table summarizes as of December 31, 2003, the material cash obligations of MidAmerican Energy and MidAmerican Funding (in millions).

                                                     Period Payments are Due
                                         --------------------------------------------------
                                                                2005-     2007-     After
Type of Obligation                         Total      2004      2006      2008      2008
------------------                       --------    ------    ------    ------    --------
MidAmerican Energy:
Long-term debt, excluding unamortized
  debt premium and discount, net ....    $1,134.1    $ 56.1    $251.6    $  2.0    $  824.4
Operating leases (1) ................        25.4       7.2       9.8       6.1         2.3
Coal, electricity and natural gas
  contract commitments (1) ..........       602.9     188.8     204.5     101.2       108.4
                                         --------    ------    ------    ------    --------
  Total .............................     1,762.4     252.1     465.9     109.3       935.1

MidAmerican Funding parent:
Long-term debt ......................       700.0         -         -         -       700.0
                                         --------    ------    ------    ------    --------
  Total .............................    $2,462.4    $252.1    $465.9    $109.3    $1,635.1
                                         ========    ======    ======    ======    ========

(1) The operating leases and coal, energy and natural gas commitments are not reflected on the Consolidated Balance Sheets. Refer to Note (4)(f) in Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for a discussion of the nature of these commitments.

MidAmerican Energy has other types of commitments that are subject to change and relate primarily to the items listed below. For additional information, refer, where applicable, to the respective referenced note in Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

     -    Construction   expenditures:   Refer  to  the  "Utility   Construction
          Expenditures"  section above.

     -    Manufactured gas plant facilities (see Note (4)(a))

     -    Nuclear decommissioning costs (see Note (4)(d))

     -    Residual guarantees on operating leases (see Note (4)(g))

Debt Authorizations and Credit Facilities
-----------------------------------------

MidAmerican Energy has authority from the FERC to issue through April 14, 2005, short-term debt in the form of commercial paper and bank notes aggregating $500 million. MidAmerican Energy currently has in place a $370.4 million revolving credit facility that supports its $250 million commercial paper program and its variable rate pollution control revenue obligations. The facility expires January 13, 2005.

MidAmerican Energy has on file with the Securities and Exchange Commission registration statements providing for the issuance of $880 million in various forms of senior and subordinated long-term debt and preferred securities.

MidAmerican Energy has authorization from the FERC to issue various forms of long-term debt in the amount of $880 million through November 30, 2004, and $455 million for December 1, 2004 through November 30, 2005. Such funds would be used to refinance maturing debt and to finance a portion of the cost of the generation projects noted above.

MidAmerican Energy is required to obtain authorization from the Illinois Commerce Commission ("ICC") prior to issuing any securities. If 90% or more of the proceeds from a securities issuance are used for refinancing purposes, MidAmerican Energy need only provide the ICC with an "informational statement" prior to the issuance which sets forth the type, amount and use of the proceeds of the securities to be issued. If less than 90% of the proceeds are used for refinancing, MidAmerican Energy must file a comprehensive application seeking authorization prior to issuance. The ICC is required to hold a hearing before issuing its authorization. MidAmerican Energy currently has authority from the ICC to issue up to $895 million of long-term debt for refinancing purposes and capital expenditures.

In conjunction with the March 1999 merger, MidAmerican Energy committed to the IUB to use commercially reasonable efforts to maintain an investment grade rating on its long-term debt and to maintain its common equity level above 42% of total capitalization unless circumstances beyond its control result in the common equity level decreasing to below 39% of total capitalization. MidAmerican Energy must seek the approval of the IUB of a reasonable utility capital structure if MidAmerican Energy's common equity level decreases below 42% of total capitalization, unless the decrease is beyond the control of MidAmerican Energy. MidAmerican Energy is also required to seek the approval of the IUB if MidAmerican Energy's equity level decreases to below 39%, even if the decrease is due to circumstances beyond the control of MidAmerican Energy. If MidAmerican Energy's common equity level were to drop below the required thresholds, MidAmerican Energy's ability to issue debt could be restricted.

Debt Issuances and Redemptions
------------------------------

On  January  14,  2003,   MidAmerican  Energy  issued  $275  million  of  5.125%
medium-term notes due in 2013. The proceeds were used to refinance existing debt and for other corporate purposes.

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

Other Financing Information
---------------------------

MidAmerican Funding or one of its subsidiaries, including MidAmerican Energy, may from time to time seek to retire its outstanding debt through cash purchases and/or exchanges for other securities, in open market purchases, privately negotiated transactions or otherwise. The repurchases or exchanges, if any, will depend on prevailing market conditions, the issuing company's liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

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

In conjunction with its wholesale marketing and trading activities, MidAmerican Energy must meet credit quality standards as required by counterparties. MidAmerican Energy has energy trading agreements that, in accordance with industry practice, either specifically require it to maintain investment grade credit ratings or provide the right for counterparties to demand "adequate assurances" in the event of a material adverse change in MidAmerican Energy's creditworthiness. If one or more of MidAmerican Energy's credit ratings decline below investment grade, MidAmerican Energy may be required to post cash collateral, letters of credit or other similar credit support to facilitate ongoing wholesale marketing and trading activities. As of December 31, 2003, MidAmerican Energy's estimated potential collateral requirements totaled approximately $89 million. MidAmerican Energy's collateral requirements could fluctuate considerably due to seasonality, market price volatility, a loss of key MidAmerican Energy generating facilities or other related factors.

LEGISLATIVE AND UTILITY REGULATORY MATTERS

Electric Deregulation
---------------------

Under Illinois law, as of December 31, 2000, all non-residential customers in Illinois are allowed to select their provider of electric supply services. Residential customers all received the opportunity to select their electric supplier beginning May 1, 2002.

In Iowa and elsewhere, the pace of deregulation has slowed considerably as a result of the energy crisis and related events in California beginning in 2000. These and other events have heightened concerns nationally about deregulation of the electric utility industry.

Rate Matters
------------

Under two settlement agreements approved by the IUB, MidAmerican Energy's Iowa retail electric rates in effect on December 31, 2000, are effectively frozen through December 31, 2010. The settlement agreements specifically allow the filing of electric rate design or cost of service rate changes that are intended to keep MidAmerican Energy's overall Iowa retail electric revenue unchanged, but could result in changes to individual tariffs. The settlement agreements also each provide that portions of revenues associated with Iowa retail electric returns on equity within specified ranges will be recorded as a regulatory liability to be used to offset a portion of the cost to Iowa customers of future generating plant investment.

Under the first settlement agreement, which was approved by the IUB on December 21, 2001, and is effective through December 31, 2005, an amount equal to 50% of revenues associated with returns on equity between 12% and 14%, and 83.33% of revenues associated with returns on equity above 14%, in each year is recorded as a regulatory liability. The second settlement agreement, which was filed in conjunction with MidAmerican Energy's application for ratemaking principles on a wind power project and was approved by the IUB on October 17, 2003, provides that during the period January 1, 2006 through December 31, 2010, an amount equal to 40% of revenues associated with returns on equity between 11.75% and 13%, 50% of revenues associated with returns on equity between 13% and 14%, and 83.3% of revenues associated with returns on equity above 14%, in each year will be recorded as a regulatory liability. An amount equal to the regulatory liability is recorded as a regulatory charge in depreciation and amortization expense when the liability is accrued. Future depreciation will be reduced as a result of the credit applied to generating plant balances as the regulatory liability is reduced. The liability is being reduced as it is credited against plant in service in amounts equal to the allowance for funds used during construction associated with generating plant additions. Interest expense is accrued on the portion of the regulatory liability related to prior years. As of December 31, 2003 and 2002, the related regulatory liability reflected on the Consolidated Balance Sheets was $144.4 million and $102.9 million, respectively.

The 2003 settlement agreement also provides that if Iowa retail electric returns on equity fall below 10% in any consecutive 12-month period after January 1, 2006, MidAmerican Energy may seek to file for a general increase in rates. However, prior to filing for a general increase in rates, MidAmerican Energy is required by the settlement agreement to conduct 30 days of good faith negotiations with all of the signatories to the settlement agreement to attempt to avoid a general increase in rates.

Illinois bundled electric rates are frozen until 2007, subject to certain exceptions allowing for increases, at which time bundled rates are subject to cost-based ratemaking. Illinois law provides for Illinois earnings above a computed level of return on common equity to be shared equally between regulated retail electric customers and MidAmerican Energy. MidAmerican Energy's computed level of return on common equity is based on a rolling two-year average of the Monthly Treasury Long-Term Average Rate, as published by the Federal Reserve System, plus a premium of 8.5% for 2000 through 2004 and a premium of 12.5% for 2005 and 2006. The two-year average above which sharing must occur for 2003 was 13.73%. The law allows MidAmerican Energy to mitigate the sharing of earnings above the threshold return on common equity through accelerated recovery of electric assets.

Transmission Developments
-------------------------

The Federal Energy Regulatory Commission (the "FERC") has undertaken several measures to increase competition in the markets for wholesale electric energy, including efforts to foster the development of regional transmission organizations ("RTO") in its Order No. 2000 issued December 1999 and its July 2002 proposed rulemaking that would implement a standard market design ("SMD") for wholesale electric markets.

In response to Order No. 2000, MidAmerican Energy and five other electric utilities applied for FERC approval to create TRANSLink Transmission Company LLC ("TRANSLink") as a for-profit independent transmission company to be operated in conjunction with a FERC-approved RTO. The FERC approved that application in April 2002. In June 2003, the IUB issued an order disapproving MidAmerican Energy's application for state regulatory approval of MidAmerican Energy's participation in TRANSLink and inviting MidAmerican Energy to refile the application once certain issues at the federal level have been resolved. On November 21, 2003, in response to continued regulatory uncertainty, TRANSLink suspended its operations and dissolved its interim management team. MidAmerican Energy is currently evaluating options relating to its transmission options in light of TRANSLink's current status.

If implemented, the FERC's July 2002 proposed rule for SMD would require sweeping changes to the use and expansion of the interstate transmission and wholesale bulk power systems in the United States. However, it is unclear when or even whether FERC will issue a final rule and what form the final rule would ultimately take. In response to significant criticism of its proposed rule, the FERC subsequently indicated that it had changed its proposal and would adopt a flexible approach to SMD that would accommodate regional differences. Legislation that is currently pending in Congress would forbid the FERC from implementing the SMD rule for several years, but it is not certain whether that legislation will be adopted. Any final rule on SMD may impact the costs of MidAmerican Energy's electricity and transmission products. A final rule on SMD could directly or indirectly influence how transmission services are priced, the availability of transmission services, and how transmission services are obtained. In addition, the rule could affect how wholesale electricity is bought and sold, as well as the geographic scope of the wholesale marketplace in which MidAmerican Energy buys and sells electricity. MidAmerican Energy recognizes there is considerable uncertainty as to the timing and outcome of this rulemaking and will continue to evaluate the status of the adoption of SMD for the wholesale markets. Transferring the operations and control of MidAmerican Energy's transmission assets to other entities could increase costs for MidAmerican Energy; however, the actual effect of any such transaction on MidAmerican Energy's future transmission costs, or alternate RTO strategies, is not yet known.

ENVIRONMENTAL MATTERS

The U.S. Environmental Protection Agency ("EPA") and state environmental agencies have determined that contaminated wastes remaining at decommissioned manufactured gas plant facilities may pose a threat to the public health or the environment if these contaminants are in sufficient quantities and at sufficient concentrations as to warrant remedial action.

MidAmerican Energy has evaluated or is evaluating 27 properties that were, at one time, sites of gas manufacturing plants in which it may be a potentially responsible party. The purpose of these evaluations is to determine whether waste materials are present, whether the materials constitute an environmental or health risk, and whether MidAmerican Energy has any responsibility for remedial action. As of December 31, 2003, MidAmerican Energy has recorded a $14.0 million liability for these sites and a corresponding regulatory asset for future recovery through the regulatory process. Refer to Note (4)(a) of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion of MidAmerican Energy's environmental activities related to manufactured gas plant sites and cost recovery.

Although the timing of potential incurred costs and recovery of costs in rates may affect the results of operations in individual periods, management believes that the outcome of these issues will not have a material adverse effect on MidAmerican Energy's financial position or results of operations.

MidAmerican Energy's generating facilities are subject to applicable provisions of the Clean Air Act and related air quality standards promulgated by the EPA. The Clean Air Act provides the framework for regulation of certain air emissions and permitting and monitoring associated with those emissions. MidAmerican Energy is believes it is in material compliance with current regulations. Refer to Note (4)(b) of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion of air quality standards affecting MidAmerican Energy.

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

NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, MidAmerican Energy adopted SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires recognition on the balance sheet of legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal operation of such assets. Concurrent with the recognition of the liability, the estimated cost of an asset retirement obligation is capitalized and depreciated over the remaining life of the asset.

On January 1, 2003, MidAmerican Energy recorded $275.2 million of asset retirement obligation ("ARO") liabilities; $12.6 million of associated ARO assets, net of accumulated depreciation; $101.8 million of regulatory assets; and reclassified $1.0 million of accumulated depreciation to the ARO liability in conjunction with adoption of SFAS No. 143. Adoption of SFAS No. 143 did not impact net income. The initial ARO liability recognized includes $266.5 million that pertains to obligations associated with the decommissioning of the Quad Cities Station. The $266.5 million includes a $159.8 million nuclear decommissioning liability that had been recorded as of December 31, 2002. As of December 31, 2003, $184.2 million of assets reflected in Investments and Nonregulated Property, Net on the Consolidated Balance Sheet are restricted for satisfying the Quad Cities Station obligation.

The change in the balance of the ARO liability during 2003 is summarized as follows (in thousands):

        Balance January 1, 2003 ..........................    $ 275,228
        Revision to nuclear decommissioning ARO liability.      (21,902)
        Capitalized accretion ............................       15,798
                                                              ---------
        Balance December 31, 2003 ........................    $ 269,124
                                                              =========

The revision to the nuclear decommissioning ARO liability was due to the results of a decommissioning study in 2003. Accretion on the ARO liability is capitalized as a regulatory asset. In addition to the ARO liabilities, MidAmerican Energy has accrued for the cost of removing other electric and gas assets through its depreciation rates, in accordance with accepted regulatory practices. The accrual was previously included in accumulated depreciation but is currently reflected as a regulatory liability in conjunction with the adoption of SFAS No. 143. As of December 31, 2003, the estimated amount of such accruals included in regulatory liabilities was approximately $408.6 million based on the cost of removal component in current depreciation rates.

The ARO liability, computed on a pro forma basis as if SFAS No. 143 had been applied during each of the periods presented in the consolidated financial statements, would have been as follows (in thousands):

                   As of January 1, 2001 ........    $249,694
                   As of December 31, 2001 ......     262,035
                   As of December 31, 2002 ......     275,228

On April 30, 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends SFAS No. 133 for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 149 also amends certain other existing pronouncements and requires contracts with comparable characteristics to be accounted for similarly. The most significant impact of adopting SFAS No. 149 was that MidAmerican Energy's contracts for the sale or purchase of electric energy that are not considered capacity contracts are no longer afforded "normal" treatment and must be marked to market. SFAS No. 149 was effective for MidAmerican Energy and MidAmerican Funding for contracts entered into or modified after June 30, 2003. Adoption of SFAS No. 149 did not have a material effect on the results of operations, financial position or cash flows of MidAmerican Energy and MidAmerican Funding.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

MidAmerican Energy's and MidAmerican Funding's significant accounting policies are described in Note (1) of Notes to Consolidated Financial Statements later in
Item 8 of this Form 10-K.

Accounting for Regulated Entities
---------------------------------

MidAmerican Funding's and MidAmerican Energy's most critical accounting policy is the application of Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation," at MidAmerican Energy. A possible consequence of deregulation in the utility industry is that SFAS No. 71 may no longer apply. SFAS No. 71 sets forth accounting principles for operations that are regulated and meet the stated criteria. For operations that meet the criteria, SFAS No. 71 requires, among other things, the deferral of expense or income that would otherwise be recognized when incurred.
MidAmerican Energy's electric and gas utility operations currently meet the criteria required by SFAS No. 71, but its applicability is periodically reexamined. If portions of its utility operations no longer meet the criteria of SFAS No. 71, MidAmerican Energy could be required to write off the related regulatory assets and liabilities from its balance sheet, and thus, a material adjustment to earnings in that period could result if regulatory assets are not recovered in transition provisions of any deregulation legislation.

Revenue Recognition
-------------------

Revenues are recorded as services are rendered to customers. MidAmerican Energy records unbilled revenues representing the estimated amount customers will be billed for services rendered between the meter-reading dates in a particular month and the end of that month. The unbilled revenues estimate is reversed in the following month. To the extent the estimated amount differs from the amount subsequently billed, revenues will be affected. At December 31, 2003 and 2002, $61.5 million and $55.1 million, respectively, of unbilled revenues are included in accounts receivable.

Excess of Cost Over Fair Value of Assets Acquired
-------------------------------------------------

MidAmerican Funding's excess of cost over fair value of assets acquired, or goodwill, must be evaluated annually in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," to determine if the carrying value might be impaired. Determination of the fair values of the related reporting units involves substantial estimates, as ready markets are not available for all of the involved assets and liabilities. Accordingly, a change in the assumptions and/or estimates used in the determination of the fair values of the reporting units could significantly affect the outcome, possibly resulting in an impairment of related goodwill.

Contingent Liabilities
----------------------

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

Accrued Pension and Postretirement Expense
------------------------------------------

Pension and postretirement costs are accrued throughout the year based on results of an annual study performed by external actuaries. In addition to the benefits granted to employees, the timing of the cost of these plans is impacted by assumptions used by the actuaries, including assumptions provided by MidAmerican Energy for the discount rate and long-term rate of return on assets. Both of these factors require estimates and projections by management and can fluctuate from period to period. Actual returns on assets are significantly affected by stock and bond markets, over which management has little control. The interest rate at which projected benefits are discounted significantly affects amounts expensed. If management increased the assumed discount rate by 1%, pension and postretirement costs for 2003 would have decreased by $10.9 million. Refer to Note (11) of Notes to Consolidated Financial Statements later in Item 8 of this Form 10-K for disclosures about MidAmerican Energy retirement plans and costs.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MidAmerican Funding, including MidAmerican Energy, is exposed to loss of net income, cash flows and asset values due to market risk, including: 1) changes in the market price of gas and electricity used in its regulated and nonregulated businesses, 2) changes in the value of open positions in its nonregulated trading operations, 3) variations in the severity of weather conditions from normal, and 4) changes in interest rates. See also Note (9) of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for a discussion of MidAmerican Funding's and MidAmerican Energy's exposures to credit risk. To manage these exposures, MidAmerican Energy enters into various financial derivative instruments, including futures, over-the-counter swaps and forward physical contracts. Senior management provides the overall direction, structure, conduct and control of MidAmerican Energy's risk management activities, including authorization and communication of risk management policies and procedures, the use of financial derivative instruments, strategic hedging program guidelines, appropriate market and credit risk limits, and appropriate systems for recording, monitoring and reporting the results of transactional and risk management activities.

As of December 31, 2003, MidAmerican Energy held derivative instruments used for non-trading and trading purposes with the following fair values (in thousands):

                                                       Maturity in  Maturity in
     Contract Type                            2004       2005-07       Total
     -------------                          --------   -----------  -----------
Non-trading:
  Regulated electric assets ..............  $  5,924    $   217     $  6,141
  Regulated electric (liabilities) .......   (14,275)         -      (14,275)
  Regulated gas assets ...................     9,008          -        9,008
  Regulated weather (liabilities) ........    (1,775)         -       (1,775)
  Nonregulated electric assets ...........     2,953      1,676        4,629
  Nonregulated electric (liabilities) ....    (1,711)    (1,131)      (2,842)
  Nonregulated gas assets ................    11,498        798       12,296
  Nonregulated gas (liabilities) .........   (11,867)      (739)     (12,606)
                                            --------    -------     --------
       Total .............................      (245)       821          576
                                            --------    -------     --------

Trading:
  Nonregulated gas assets ................       389        247          636
  Nonregulated gas (liabilities) .........      (419)         -         (419)
                                            --------    -------     --------
       Total .............................       (30)       247          217
                                            --------    -------     --------

  Total MidAmerican Energy assets ........  $ 29,772    $ 2,938     $ 32,710
                                            ========    =======     ========
  Total MidAmerican Energy (liabilities) .  $(30,047)   $(1,870)    $(31,917)
                                            ========    =======     ========

Commodity Price Risk
--------------------

Under the current regulatory framework, MidAmerican Energy is allowed to recover its cost of gas from all of its regulated gas customers through a purchased gas adjustment clause included in revenues. Because the majority of MidAmerican Energy's firm natural gas supply contracts contain pricing provisions based on a daily or monthly market index, MidAmerican Energy's regulated gas customers, although ensured of the availability of gas supplies, retain the risk associated with market price volatility.

MidAmerican Energy uses natural gas futures, options and over-the-counter agreements to mitigate a portion of the market price risk retained by its regulated gas customers through the purchased gas adjustment clause. The net amounts of realized and unrealized gains and losses on swap agreements, futures and options contracts are included in the cost of gas sold and recovered in revenues from regulated gas customers. Accordingly, net unrealized gains or losses on these derivative positions are recorded as regulatory liabilities or assets.

MidAmerican Energy is exposed to variations in the price of fuel for generation and the price of purchased power. Fuel price risk is mitigated through physical and financial forward contracts. Under typical operating conditions, MidAmerican Energy has sufficient generation to supply its regulated retail electric needs. MidAmerican Energy may incur a loss as a result of having to pay higher costs for electric power than it is permitted to recover from its customers under current electric rates. Forward electricity purchase and sales contracts utilized for regulated purposes are marked to market with net unrealized gains and losses recorded as regulatory liabilities or assets.

MidAmerican Energy also derives revenues from nonregulated retail sales of natural gas and electricity to commercial and industrial end users. Pricing provisions are individually negotiated with these customers and may include fixed prices, prices based on a daily or monthly market index or prices based on MidAmerican Energy's actual costs. MidAmerican Energy enters into natural gas futures, options and swap agreements to hedge gas commodity prices for physical delivery to nonregulated customers. Forward physical supply contracts are generally entered into in close proximity to entering into retail electric contracts to offset the impact of variances in electricity prices. All nonregulated retail electric contracts are considered "normal" sales and gains and losses on such contracts are recognized when settled. All other nonregulated gas and electric contracts are recorded at fair value.

Derivative instruments are used for two types of economic hedges. Hedges that offset the variability in earnings and cash flows related to firm commitments are referred to as fair value hedges. Realized gains and losses on fair value hedges are recognized in income as operating revenues and cost of fuel, energy and capacity, respectively, depending upon the nature of the item being hedged. Hedges that offset the variability in earnings and cash flows related to forecasted transactions are referred to as cash flow hedges. Beginning in the fourth quarter of 2003, net unrealized gains and losses on all hedges utilized for regulated purposes are recorded as regulatory assets or liabilities. Unrealized gains or losses on cash flow hedges used for nonregulated purposes are recorded as other comprehensive income and reflected in net income when the forecasted transaction is realized. Realized gains and losses on cash flow hedges are recognized in income as either operating revenues; cost of fuel, energy and capacity; or cost of gas sold, depending upon the nature of the physical transaction being hedged.

During the twelve months beginning January 1, 2004, it is anticipated that $5.3 million of the net deferred unrealized gains/losses on cash flow hedges recorded in regulatory liabilities/assets and $59,000 of accumulated other comprehensive income on nonregulated cash flow hedges will be realized and recorded in earnings as the hedged transactions settle. MidAmerican Energy has hedged a portion of its exposure to the variability of cash flows for forecasted transactions through December 2006.

Weather Risk
------------

MidAmerican Energy and its customers are exposed to the effect of variations in weather conditions on sales and purchases of electricity and natural gas. MidAmerican Energy may enter into degree day swaps to offset a portion of the financial impact of those variations on MidAmerican Energy or its customers.

Trading Risk
------------

MidAmerican Energy also uses natural gas and electricity derivative instruments for proprietary trading purposes under strict guidelines outlined by senior management. Derivative instruments held for proprietary trading purposes are recorded at fair value and any unrealized gains or losses are reported in earnings.

MidAmerican Energy uses value at risk, or VaR, calculations to measure and control its exposure to market risk sensitive instruments. VaR is an estimate of the potential loss on a portfolio over a specified holding period, based on normal market conditions and within a given statistical confidence interval. MidAmerican Energy calculates VaR separately for its electric and gas proprietary trading activities based on a variance-covariance method using historical prices to estimate volatilities and correlations, a one-day holding period and a 95% level of confidence.

                                               VaR (in millions)
                                             ---------------------
                                             2003             2002
                                             ----             ----
         At December 31..................    $0.2            $0.1
         High during year................     1.6             0.6
         Low during year.................       -               -
         Average during year.............     0.1             0.1

The fair value of MidAmerican Energy's proprietary trading activities at December 31, 2003 and the periods in which net unrealized gains and losses are expected to be realized are as follows (in thousands):

                                            Maturity in   Maturity in
          Type                               in 2004       in 2005-07    Total
          ----                              -----------   -----------    -----
Exchange prices and
  prices actively quoted ................     $ 389          $131        $ 520
Prices provided by other external sources      (419)          116         (303)
                                              -----          ----        -----
   Total ................................     $ (30)         $247        $ 217
                                              =====          ====        =====

Interest Rate Risk
------------------

MidAmerican Energy -

As of December 31, 2003, MidAmerican Energy had fixed-rate long-term debt totaling $1.0 billion with a fair value of $1.1 billion. These instruments are fixed-rate and therefore do not expose MidAmerican Energy to the risk of earnings loss due to changes in market interest rates. However, the fair value of these instruments would decrease by approximately $46 million if interest rates were to increase by 10% from their levels at December 31, 2003. In general, such a decrease in fair value would impact earnings and cash flows only if MidAmerican Energy were to reacquire all or a portion of these instruments prior to their maturity.

As of December 31, 2003, MidAmerican Energy had long-term floating rate obligations totaling $120 million and short-term floating rate obligations totaling $48 million which expose MidAmerican Energy to risk of increased interest expense in the event of increases in short-term interest rates. This market risk is not hedged. The carrying value of the long-term and short-term floating rate obligations at December 31, 2003, approximated fair value. If the floating interest rates were to increase by 10% from December 31, 2003, levels, MidAmerican Energy's interest expense for the floating rate obligations would increase by approximately $0.2 million annually based on December 31, 2003, principal balances.

MidAmerican Funding -

As of December 31, 2003, MidAmerican Funding parent company had fixed-rate long-term debt totaling $700 million with a fair value of $746 million. These instruments are fixed-rate and therefore do not expose MidAmerican Funding to the risk of earnings loss due to changes in market interest rates. However, the fair value of these instruments would decrease by approximately $36 million if interest rates were to increase by 10% from their levels at December 31, 2003. In general, such a decrease in fair value would impact earnings and cash flows only if MidAmerican Funding were to reacquire all or a portion of these instruments prior to their maturity.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                               MidAmerican Energy
                               ------------------


Independent Auditors' Report...............................................51


Consolidated Balance Sheets................................................52


Consolidated Statements of Operations......................................53


Consolidated Statements of Comprehensive Income............................54


Consolidated Statements of Cash Flows......................................55


Consolidated Statements of Capitalization..................................56


Consolidated Statements of Retained Earnings...............................57


Notes to Consolidated Financial Statements.................................58





                               MidAmerican Funding
                               -------------------


Independent Auditors' Report...............................................86


Consolidated Balance Sheets................................................87


Consolidated Statements of Operations......................................88


Consolidated Statements of Comprehensive Income............................89


Consolidated Statements of Cash Flows......................................90


Consolidated Statements of Capitalization..................................91


Consolidated Statements of Retained Earnings...............................92


Notes to Consolidated Financial Statements.................................93

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholder
MidAmerican Energy Company
Des Moines, Iowa

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of MidAmerican Energy Company and subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, comprehensive income, retained earnings, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MidAmerican Energy Company and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note (1)(j) to the consolidated financial statements, the Company changed its accounting policy for asset retirement obligations in 2003.



/s/  Deloitte & Touche LLP

Des Moines, Iowa
February 9, 2004

                           MIDAMERICAN ENERGY COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                     AS OF DECEMBER 31,
                                                                 ---------------------------
                                                                    2003             2002
                                                                 -----------     -----------
                                     ASSETS
UTILITY PLANT, NET
Electric ....................................................    $ 5,030,960     $ 4,731,002
Gas .........................................................        922,099         900,209
                                                                 -----------     -----------
                                                                   5,953,059       5,631,211
Accumulated depreciation and amortization ...................     (2,810,336)     (3,011,123)
                                                                 -----------     -----------
                                                                   3,142,723       2,620,088
Construction work in progress ...............................        217,537         205,988
                                                                 -----------     -----------
                                                                   3,360,260       2,826,076
                                                                 -----------     -----------

CURRENT ASSETS
Cash and cash equivalents ...................................          3,151          28,500
Receivables, less reserves of $7,484 and $7,615, respectively        300,643         321,321
Inventories .................................................         85,465          88,492
Other .......................................................         42,459          28,655
                                                                 -----------     -----------
                                                                     431,718         466,968
                                                                 -----------     -----------

INVESTMENTS AND NONREGULATED PROPERTY, NET ..................        299,103         273,864
REGULATORY ASSETS ...........................................        261,696         204,586
OTHER ASSETS ................................................         51,657          52,457
                                                                 -----------     -----------

TOTAL ASSETS ................................................    $ 4,404,434     $ 3,823,951
                                                                 ===========     ===========

                         CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common shareholder's equity .................................    $ 1,318,519     $ 1,319,139
MidAmerican Energy preferred securities .....................         31,759          31,759
Long-term debt, excluding current portion ...................      1,072,496         947,691
                                                                 -----------     -----------
                                                                   2,422,774       2,298,589
                                                                 -----------     -----------
CURRENT LIABILITIES
Notes payable ...............................................         48,000          55,000
Current portion of long-term debt ...........................         56,151         105,727
Accounts payable ............................................        198,273         239,531
Taxes accrued ...............................................         72,558          83,063
Interest accrued ............................................         10,235           9,731
Other .......................................................         67,160          55,464
                                                                 -----------     -----------
                                                                     452,377         548,516
                                                                 -----------     -----------
OTHER LIABILITIES
Deferred income taxes .......................................        415,788         424,153
Investment tax credits ......................................         52,510          56,886
Asset retirement obligations ................................        269,124         159,757
Regulatory liabilities ......................................        574,490         113,477
Other .......................................................        217,371         222,573
                                                                 -----------     -----------
                                                                   1,529,283         976,846
                                                                 -----------     -----------

TOTAL CAPITALIZATION AND LIABILITIES ........................    $ 4,404,434     $ 3,823,951
                                                                 ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                           MIDAMERICAN ENERGY COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)

                                                     YEARS ENDED DECEMBER 31,
                                           -------------------------------------------
                                              2003            2002            2001
                                           -----------     -----------     -----------
OPERATING REVENUES
Regulated electric ....................    $ 1,397,997     $ 1,353,431     $ 1,318,129
Regulated gas .........................        947,393         695,799         869,132
Nonregulated ..........................        250,422         186,929         179,988
                                           -----------     -----------     -----------
                                             2,595,812       2,236,159       2,367,249
                                           -----------     -----------     -----------
OPERATING EXPENSES
Regulated:
  Cost of fuel, energy and capacity ...        397,727         346,685         275,904
  Cost of gas sold ....................        720,633         482,837         674,883
  Other operating expenses ............        360,090         394,436         449,328
  Maintenance .........................        153,405         135,487         138,343
  Depreciation and amortization .......        279,650         266,983         250,315
  Property and other taxes ............         80,122          76,025          71,705
                                           -----------     -----------     -----------
                                             1,991,627       1,702,453       1,860,478
                                           -----------     -----------     -----------
Nonregulated:
  Cost of sales .......................        215,664         158,463         154,448
  Other ...............................         17,701          20,246          18,749
                                           -----------     -----------     -----------
                                               233,365         178,709         173,197
                                           -----------     -----------     -----------
  Total operating expenses ............      2,224,992       1,881,162       2,033,675
                                           -----------     -----------     -----------

OPERATING INCOME ......................        370,820         354,997         333,574
                                           -----------     -----------     -----------

NON-OPERATING INCOME
Interest and dividend income ..........          4,956           8,832          13,069
Other income ..........................         18,721          14,063          12,291
Other expense .........................         (3,205)         (8,790)        (18,104)
                                           -----------     -----------     -----------
                                                20,472          14,105           7,256
                                           -----------     -----------     -----------
FIXED CHARGES
Interest on long-term debt ............         72,207          71,401          60,880
Other interest expense ................          3,813           3,412           8,401
Preferred dividends of subsidiary trust              -           1,574           7,980
Allowance for borrowed funds ..........         (4,586)         (3,336)         (1,661)
                                           -----------     -----------     -----------
                                                71,434          73,051          75,600
                                           -----------     -----------     -----------

INCOME BEFORE INCOME TAXES ............        319,858         296,051         265,230
INCOME TAXES ..........................        131,261         120,230         112,452
                                           -----------     -----------     -----------

NET INCOME ............................        188,597         175,821         152,778
PREFERRED DIVIDENDS ...................          1,416           2,933           4,544
                                           -----------     -----------     -----------

EARNINGS ON COMMON STOCK ..............    $   187,181     $   172,888     $   148,234
                                           ===========     ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                           MIDAMERICAN ENERGY COMPANY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)

                                                                                 YEARS ENDED DECEMBER 31,
                                                                          -------------------------------------
                                                                             2003          2002          2001
                                                                          ---------     ---------     ---------
EARNINGS ON COMMON STOCK .............................................    $ 187,181     $ 172,888     $ 148,234
                                                                          ---------     ---------     ---------

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains (losses) on cash flow hedges:
  Unrealized gains (losses) during period-
    Before income taxes ..............................................       (7,372)       (2,458)        7,690
    Income tax (expense) benefit .....................................        3,065         1,022        (3,197)
                                                                          ---------     ---------     ---------
                                                                             (4,307)       (1,436)        4,493
                                                                          ---------     ---------     ---------
  Less realized gains (losses) reflected in net income during period-
    Before income taxes ..............................................        5,513         2,277         1,757
    Income tax (expense) benefit .....................................       (2,292)         (946)         (731)
                                                                          ---------     ---------     ---------
                                                                              3,221         1,331         1,026
                                                                          ---------     ---------     ---------

  Less net unrealized gains (losses) reclassified to regulatory assets and liabilities -
      Before income taxes ............................................      (12,369)            -             -
      Income tax benefit .............................................        5,142             -             -
                                                                          ---------     ---------     ---------
                                                                             (7,227)            -             -
                                                                          ---------     ---------     ---------

Other comprehensive income (loss) ....................................         (301)       (2,767)        3,467
                                                                          ---------     ---------     ---------

COMPREHENSIVE INCOME .................................................    $ 186,880     $ 170,121     $ 151,701
                                                                          =========     =========     =========

   The accompanying notes are an integral part of these financial statements.

                           MIDAMERICAN ENERGY COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                   YEARS ENDED DECEMBER 31,
                                                             -----------------------------------
                                                                2003         2002         2001
                                                             ---------    ---------    ---------
NET CASH FLOWS FROM OPERATING ACTIVITIES
Net income ...............................................   $ 188,597    $ 175,821    $ 152,778
Adjustments to reconcile net income to net cash provided:
   Depreciation and amortization .........................     280,803      268,446      251,099
   Deferred income taxes and investment tax credit, net ..         544      (63,335)     (32,550)
   Amortization of other assets and liabilities ..........      20,891       32,150       44,963
   Change in accrued customer rate credits ...............           -            -      (21,531)
   Power purchase contract restructuring receipt .........           -       39,100            -
   Cash outflows of accounts receivable securitization ...           -      (44,000)     (26,000)
   Impact of changes in working capital-
     Receivables, net ....................................      20,678     (157,581)     328,921
     Inventories .........................................       3,027       (5,153)     (14,209)
     Other current assets ................................     (13,804)       6,263       (2,240)
     Accounts payable ....................................     (47,765)      51,268     (134,973)
     Taxes accrued .......................................     (10,505)      28,888      (70,318)
     Interest accrued ....................................         504       (1,978)        (307)
     Other current liabilities ...........................      11,696       11,650        9,147
   Other..................................................     (13,407)      11,262       (6,022)
                                                             ---------    ---------    ---------
       Net cash provided by operating activities .........     441,259      352,801      478,758
                                                             ---------    ---------    ---------

NET CASH FLOWS FROM INVESTING ACTIVITIES
Utility construction expenditures ........................    (376,218)    (356,636)    (250,073)
Non-cash and accrued utility construction expenditures ...      32,081       25,349         (705)
Quad Cities Station decommissioning trust fund ...........      (8,299)      (8,299)      (8,299)
Nonregulated capital expenditures ........................      (1,257)        (822)      (2,221)
Other investing activities, net ..........................      12,527       10,362        4,597
                                                             ---------    ---------    ---------
   Net cash used in investing activities .................    (341,166)    (330,046)    (256,701)
                                                             ---------    ---------    ---------

NET CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid ...........................................    (188,916)     (80,433)     (94,544)
Issuance of long-term debt, net of issuance cost .........     272,550      391,145            -
Retirement of long-term debt, including reacquisition cost    (202,076)    (163,957)    (101,600)
Reacquisition of preferred securities ....................           -     (126,680)     (23,320)
Net increase (decrease) in notes payable .................      (7,000)     (34,350)       7,750
                                                             ---------    ---------    ---------
   Net cash used in financing activities .................    (125,442)     (14,275)    (211,714)
                                                             ---------    ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .....     (25,349)       8,480       10,343
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ...........      28,500       20,020        9,677
                                                             ---------    ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR .................   $   3,151    $  28,500    $  20,020
                                                             =========    =========    =========

SUPPLEMENTAL DISCLOSURE:
Interest paid, net of amounts capitalized ................   $  65,105    $  67,068    $  61,344
                                                             =========    =========    =========
Income taxes paid ........................................   $ 142,660    $ 133,142    $ 217,140
                                                             =========    =========    =========

   The accompanying notes are an integral part of these financial statements.

                           MIDAMERICAN ENERGY COMPANY
                    CONSOLIDATED STATEMENTS OF CAPITALIZATION
                      (In thousands, except share amounts)

                                                                                   AS OF DECEMBER 31,
                                                                      -----------------------------------------
                                                                               2003                  2002
                                                                      --------------------  -------------------
COMMON SHAREHOLDER'S EQUITY
Common shares, no par; 350,000,000 shares authorized;
  70,980,203 shares outstanding ....................................   $  561,024           $   561,024
Retained earnings ..................................................      757,096               757,415
Accumulated other comprehensive income:
  Unrealized gain on cash flow hedges ..............................          399                   700
                                                                       ----------            ----------
                                                                        1,318,519    54.4%    1,319,139    57.4%
                                                                       ----------   -----    ----------   -----
PREFERRED SECURITIES (100,000,000 SHARES AUTHORIZED)
Cumulative  shares outstanding; not subject to mandatory redemption:
  $3.30 Series, 49,451 shares ......................................        4,945                 4,945
  $3.75 Series, 38,305 shares ......................................        3,831                 3,831
  $3.90 Series, 32,630 shares ......................................        3,263                 3,263
  $4.20 Series, 47,362 shares ......................................        4,736                 4,736
  $4.35 Series, 49,945 shares ......................................        4,994                 4,994
  $4.40 Series, 50,000 shares ......................................        5,000                 5,000
  $4.80 Series, 49,898 shares ......................................        4,990                 4,990
                                                                       -----------            ---------
                                                                           31,759     1.3%       31,759     1.4%
                                                                       -----------  -----     ---------   -----

LONG-TERM DEBT
Mortgage bonds:
  7.7% Series, due 2004 ............................................            -                55,630
  7.0% Series, due 2005 ............................................       90,500                90,500
  7.375% Series, due 2008 ..........................................            -                75,000
  7.45% Series, due 2023 ...........................................            -                 6,940
  6.95% Series, due 2025 ...........................................            -                12,500
Pollution control revenue obligations:
  6.1% Series due 2007 .............................................        1,000                 1,000
  5.95% Series, due 2023 (secured by general mortgage bonds) .......       29,030                29,030
  Variable rate series -
    Due 2016 and 2017, 1.26% and 1.64%, respectively ...............       37,600                37,600
    Due 2023 (secured by general mortgage bonds),
      1.26% and 1.64%, respectively ................................       28,295                28,295
    Due 2023, 1.26% and 1.64%, respectively ........................        6,850                 6,850
    Due 2024, 1.26% and 1.64%, respectively ........................       34,900                34,900
    Due 2025, 1.26% and 1.64%, respectively ........................       12,750                12,750
Notes:
  6.375% Series, due 2006 ..........................................      160,000               160,000
  5.125% Series, due 2013 ..........................................      275,000                     -
  6.75% Series, due 2031 ...........................................      400,000               400,000
Obligation under capital lease .....................................        2,060                 2,161
Unamortized debt premium and discount, net .........................       (5,489)               (5,465)
                                                                       ----------              --------
                                                                        1,072,496    44.3%      947,691    41.2%
                                                                       ----------   -----     ---------   -----

TOTAL CAPITALIZATION ...............................................   $2,422,774   100.0%   $2,298,589   100.0%
                                                                       ==========   =====    ==========   =====

   The accompanying notes are an integral part of these financial statements.

                           MIDAMERICAN ENERGY COMPANY
                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                 (In thousands)

                                                  YEARS ENDED DECEMBER 31,
                                             --------------------------------
                                               2003        2002        2001
                                             --------    --------    --------

BEGINNING OF YEAR .......................    $757,415    $662,027    $603,793
                                             --------    --------    --------

NET INCOME ..............................     188,597     175,821     152,778
                                             --------    --------    --------

DEDUCT:
Loss on reacquisition of preferred shares           -         750         235
Dividends declared on preferred shares ..       1,416       2,183       4,309
Dividends declared on common shares .....     187,500      77,500      90,000
                                             --------    --------    --------
                                              188,916      80,433      94,544
                                             --------    --------    --------

END OF YEAR .............................    $757,096    $757,415    $662,027
                                             ========    ========    ========

   The accompanying notes are an integral part of these financial statements.

                           MIDAMERICAN ENERGY COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      INDEX

                                                                         Page
                                                                         ----

(1)  Summary of Significant Accounting Policies ........................  59

(2)  Jointly Owned Utility Plant........................................  64

(3)  Inventories........................................................  64

(4)  Commitments and Contingencies......................................  64

(5)  Long-term Debt.....................................................  69

(6)  Short-term Borrowing...............................................  70

(7)  Preferred Securities...............................................  70

(8)  Risk Management and Energy Trading.................................  70

(9)  Concentration of Credit Risk.......................................  72

(10) Rate Matters.......................................................  74

(11) Retirement Plans...................................................  75

(12) Segment Information................................................  79

(13) Income Taxes.......................................................  82

(14) Fair Value of Financial Instruments................................  83

(15) Non-Operating Other Income and Expense.............................  83

(16) Affiliated Company Transactions....................................  84

(17) Unaudited Quarterly Operating Results..............................  85

                           MIDAMERICAN ENERGY COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  Company Organization
          --------------------

MidAmerican Energy Company ("MidAmerican Energy") is a public utility with electric and natural gas operations and is the principal subsidiary of MHC Inc. ("MHC"). MHC has the following nonregulated subsidiaries: InterCoast Capital
Company, MidAmerican Services Company, Midwest Capital Group, Inc. and MEC Construction Services Co. MHC is the direct wholly owned subsidiary of MidAmerican Funding, LLC, ("MidAmerican Funding"), which is an Iowa limited liability company with MidAmerican Energy Holdings Company ("MidAmerican Energy Holdings") as its sole member. MHC, MidAmerican Funding and MidAmerican Energy Holdings are exempt public utility holding companies headquartered in Des Moines, Iowa.

     (b)  Principles of Consolidation and Preparation of Financial Statements
          -------------------------------------------------------------------

The accompanying consolidated financial statements include MidAmerican Energy and subsidiaries under its control. All significant intercompany transactions have been eliminated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Certain classifications of amounts for 2003 are different than that of prior years. Accordingly, historical amounts have been reclassified.

     (c)  Accounting for the Effects of Certain Types of Regulation
          ---------------------------------------------------------

MidAmerican Energy's utility operations are subject to the regulation of the Iowa Utilities Board ("IUB"); the Illinois Commerce Commission ("ICC"); the South Dakota Public Utilities Commission, and the Federal Energy Regulatory Commission ("FERC"). MidAmerican Energy's accounting policies and the accompanying consolidated financial statements conform to generally accepted accounting principles applicable to rate-regulated enterprises and reflect the effects of the ratemaking process.

A possible consequence of deregulation in the utility industry is that Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation," may no longer apply. SFAS No. 71 sets forth accounting principles for operations that are regulated and meet the stated criteria. For operations that meet the criteria, SFAS No. 71 requires, among other things, the deferral of expense or income that would otherwise be recognized when incurred. MidAmerican Energy's electric and gas utility operations currently meet the criteria of SFAS No. 71, but its applicability is periodically reexamined. If portions of its utility operations no longer meet the criteria of SFAS No. 71, MidAmerican Energy could be required to write off the related regulatory assets and liabilities from its balance sheet, and thus, a material adjustment to earnings in that period could result if regulatory assets are not recovered in transition provisions of any deregulation legislation.

The following regulatory assets represent costs that are expected to be recovered in future charges to utility customers. The regulatory liabilities represent income to be recognized or returned to customers in future periods.

                                                                 As of December 31,
                                                    -----------------------------------------
                                                    Weighted Average
                                                     Remaining Life        2003        2002
                                                    ----------------     --------    --------
                                                                            (In thousands)
Regulatory assets:
  Deferred income taxes, net.......................      22 years        $108,464    $122,301
  Asset retirement obligations.....................      30 years          77,104           -
  Debt refinancing costs...........................       7 years          19,698      22,187
  Unrealized loss on regulated hedges..............        1 year          14,248           -
  Environmental costs..............................       4 years          13,995      16,588
  Minimum pension liability adjustment.............      15 years          10,996      12,072
  Nuclear generation assets........................       9 years           7,522       8,573
  Cooper Nuclear Station capital improvement costs.        1 year           7,314      16,841
  Enrichment facilities decommissioning............       4 years           1,116       1,459
  Other............................................       Various           1,239       4,565
                                                                         --------    --------
     Total.........................................                      $261,696    $204,586
                                                                         ========    ========

Regulatory liabilities:
  Cost of removal accrual..........................      22 years        $408,608 $         -
  Iowa electric settlement accrual.................       4 years         144,418     102,871
  Unrealized gain on regulated hedges..............        1 year          15,122           -
  Environmental insurance recovery.................       3 years           3,781       8,678
  Nuclear insurance reserve........................      30 years           2,561       1,928
                                                                         --------    --------
     Total.........................................                      $574,490    $113,477
                                                                         ========    ========

Of the regulatory assets listed, only the Cooper capital improvements are included in rate base and earn a return. The amortization of the assets is recoverable over periods shown above.

Refer to Note (1)(h) for additional information regarding the power purchase contract for Cooper Nuclear Station. For a discussion of the Iowa electric settlement reserve, refer to Note (10).

     (d)  Revenue Recognition
          -------------------

Revenues are recorded as services are rendered to customers. MidAmerican Energy records unbilled revenues representing the estimated amount customers will be billed for services rendered between the meter-reading dates in a particular month and the end of that month. Accrued unbilled revenues were $61.5 million and $55.1 million at December 31, 2003 and 2002, respectively, and are included in Receivables on the Consolidated Balance Sheets.

MidAmerican Energy's Illinois and South Dakota jurisdictional sales, or approximately 11% of total retail electric sales, and all of its retail gas sales are subject to adjustment clauses. MidAmerican Energy also has costs that are recovered, at least in part, through bill riders, including energy efficiency costs. The clauses and riders allow MidAmerican Energy to adjust the amounts charged for electric and gas service as the related costs change. The costs recovered in revenues through use of the adjustment clauses and bill riders are charged to expense in the same period. At any given time, these costs may be over or under collected from customers. The total under collection included in Receivables at December 31, 2003 and 2002, was $55.7 million and $48.3 million, respectively.

     (e)  Depreciation and Amortization
          -----------------------------

MidAmerican Energy's provisions for depreciation and amortization for its utility operations are based on straight-line composite rates. In April 2002, MidAmerican Energy changed the estimated useful lives of its electric utility general plant assets from eleven years to eight years. The impact of that change is reflected in the average electric depreciation and amortization rates below for 2003 and 2002. As a result of the change in estimated useful lives, net income for 2002 was reduced by approximately $5.9 million. The average depreciation and amortization rates applied to depreciable utility plant for the years ended December 31 were as follows:

                                         2003     2002     2001
                                         ----     ----     ----

                Electric ...........     4.3%     4.4%     4.2%
                Gas ................     3.5%     3.5%     3.5%

Utility plant is stated at original cost which includes overhead costs, administrative costs and an allowance for funds used during construction.

The cost of repairs and minor replacements is charged to maintenance expense. Property additions and major property replacements are charged to plant accounts. In addition to asset retirement obligations required by SFAS No. 143, as discussed in Note (1)(j), MidAmerican Energy accrues for the cost of removing electric and gas assets through its depreciation rates. The estimated amount of such accruals is included in regulatory liabilities. The cost of depreciable units of utility plant retired or disposed of in the normal course of business are eliminated from the utility plant accounts and such cost is charged to accumulated depreciation.

Additionally, depreciation and amortization expense for 2003, 2002 and 2001 includes $54.1 million, $55.0 million and $47.1 million, respectively, for a regulatory charge pursuant to the terms of an electric rate settlement in Iowa. Refer to Note (10) for a discussion of the settlement.

An allowance for the estimated annual decommissioning costs of the Quad Cities Generating Station equal to the level of funding into the related external trusts is also included in depreciation expense. See Note (4)(d) for additional information regarding decommissioning costs.

     (f)  Investments and Nonregulated Property, Net
          ------------------------------------------

Investments and Nonregulated Property, Net includes the following amounts as of December 31 (in thousands):

                                                             2003         2002
                                                           --------     --------

Nuclear decommissioning trust fund ...................     $184,171     $159,757
Rabbi trusts .........................................       96,237       90,501
Coal transportation property, net of accumulated
  depreciation of $1,996 and $1,705, respectively ....        9,923       10,215
Non-utility property, net of accumulated depreciation
  of $2,169 and $1,293, respectively .................        8,727        8,329
Note receivable from affiliate .......................            -        5,016
Other ................................................           45           46
                                                           --------     --------
Total ................................................     $299,103     $273,864
                                                           ========     ========

Investments held by the nuclear decommissioning trust fund for the Quad Cities Station units are classified as available-for-sale and are reported at fair value. An amount equal to the net unrealized gains and losses on those investments is recorded as an adjustment to the asset retirement obligation regulatory asset, which is included in Regulatory Assets on the Consolidated Balance Sheets. Funds are invested in the trust in accordance with applicable federal investment guidelines and are restricted for use as reimbursement for costs of decommissioning MidAmerican Energy's Quad Cities Station.

The investment in Rabbi trusts represents the cash value of corporate-owned life insurance policies on certain key executives and the fair value of other related investments. The Rabbi trusts were established to administer various nonqualified executive and director compensation plans, and investments in each trust are restricted for use in meeting the costs and obligations of the trust and related compensation plans.

The coal transportation property is owned and operated by CBEC Railway Inc., a subsidiary of MidAmerican Energy. The property is depreciated on a straight-line basis over 37 years.

Non-utility property consists of property such as computer software, land and other assets not used for regulated utility purposes. The depreciable property consists primarily of computer software, which is amortized on a straight-line basis over five years.

The note receivable from affiliate was with Midwest Capital Group, Inc. and was paid in July 2003.

     (g)  Consolidated Statements of Cash Flows
          -------------------------------------

MidAmerican Energy considers all cash and highly liquid debt instruments purchased with a remaining maturity of three months or less to be cash and cash equivalents for purposes of the Consolidated Statements of Cash Flows.

     (h)  Accounting for Cooper Nuclear Station Power Purchase Contract
          -------------------------------------------------------------

MidAmerican Energy has a power purchase contract with the Nebraska Public Power District for the purchase of capacity and energy, which expires December 31, 2004. The current terms of the contract are the result of an agreement signed by the parties that restructured the contract effective August 1, 2002.

Cooper Nuclear Station ("Cooper") capital improvement costs prior to 1997, including carrying costs, were deferred in accordance with then applicable rate regulation. These costs are being amortized and recovered in rates over either a five-year period from the time the related assets were put in service or the remaining term of the original power purchase contract, namely through September 2004. From July 11, 1997, through July 31, 2002, the Iowa portion of capital improvement costs was recovered currently from customers and expensed as incurred. For jurisdictions other than Iowa, MidAmerican Energy began charging Cooper capital improvement costs to expense, as incurred in January 1997. Under the terms of the restructured power purchase contract, MidAmerican Energy no longer pays for Cooper capital improvements.

The fuel cost portion of the original power purchase contract was included in Cost of Fuel, Energy and Capacity on the Consolidated Statements of Operations. All other costs MidAmerican Energy incurred in relation to this long-term power purchase contract prior to its restructuring were included in Other Operating Expenses on the Consolidated Statements of Operations. Beginning August 2002, all costs related to this power purchase contract, excluding the amortization of Cooper capital improvement costs discussed above and the amortization of previously recognized decommissioning expense, are reflected in Cost of Fuel, Energy and Capacity on the Consolidated Statements of Operations.

See Note (4)(c) for additional information regarding the power purchase contract.

     (i)  Accounting for Derivatives
          --------------------------

On January 1, 2001, MidAmerican Energy adopted SFAS No. 133 pertaining to the accounting for derivative instruments and hedging activities. SFAS No. 133 requires an entity to recognize all of its derivatives as either assets or liabilities in its statement of financial position and measure those instruments at fair value. If the conditions specified in SFAS No. 133 are met, those instruments may be designated as hedges. Changes in the value of hedge instruments used for regulated utility purposes are recorded as regulatory assets or liabilities and, therefore, would not impact earnings until realized. Due to the relative immateriality of the adoption of SFAS No.

133, a cumulative-effect presentation is not reflected in the Consolidated Statement of Operations or the Consolidated Statement of Comprehensive Income for 2001.

Pursuant to Emerging Issues Task Force Issue No. 02-3, effective July 1, 2002, revenue and cost of sales from derivative instruments used for trading purposes are presented as net nonregulated revenue on the statement of operations. Prior to that time, such amounts were presented gross. Accordingly, all historical amounts have been reclassified to conform to the net presentation.

See Note (8) for further discussion on risk management and the use of derivative instruments to manage such risk.

     (j)  New Accounting Pronouncements
          -----------------------------

In January 2003, MidAmerican Energy adopted SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires recognition on the balance sheet of legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal operation of such assets. Concurrent with the recognition of the liability, the estimated cost of an asset retirement obligation is capitalized and depreciated over the remaining life of the asset.

On January 1, 2003, MidAmerican Energy recorded $275.2 million of asset retirement obligation ("ARO") liabilities; $12.6 million of associated ARO assets, net of accumulated depreciation; $101.8 million of regulatory assets; and reclassified $1.0 million of accumulated depreciation to the ARO liability in conjunction with the adoption of SFAS No. 143. Adoption of SFAS No. 143 did not impact net income. The initial ARO liability recognized includes $266.5 million that pertains to obligations associated with the decommissioning of the Quad Cities Station. The $266.5 million includes a $159.8 million nuclear decommissioning liability that had been recorded as of December 31, 2002. As of December 31, 2003, $184.2 million of assets reflected in Investments and Nonregulated Property, Net on the Consolidated Balance Sheet are restricted for satisfying the Quad Cities Station obligation.

The change in the balance of the ARO liability during 2003 is summarized as follows (in thousands):

       Balance January 1, 2003 ..........................     $ 275,228
       Revision to nuclear decommissioning ARO liability        (21,902)
       Capitalized accretion ............................        15,798
                                                              ---------
       Balance December 31, 2003 ........................     $ 269,124
                                                              =========

The revision to the nuclear decommissioning ARO liability was due to the results of a decommissioning study in 2003. Accretion on the ARO liability is capitalized as a regulatory asset. In addition to the ARO liabilities,
MidAmerican Energy has accrued for the cost of removing other electric and gas assets through its depreciation rates, in accordance with accepted regulatory practices. The accrued balance was previously included in accumulated depreciation but is currently reflected as a regulatory liability in conjunction with the adoption of SFAS No. 143. As of December 31, 2003, the estimated amount of such accruals included in regulatory liabilities was approximately $408.6 million based on the cost of removal component in current depreciation rates.

The ARO liability, computed on a pro forma basis as if SFAS No. 143 had been applied during each of the periods presented in the consolidated financial statements, would have been as follows (in thousands):

                  As of January 1, 2001 ........     $249,693
                  As of December 31, 2001 ......      262,035
                  As of December 31, 2002 ......      275,228

On April 30, 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends SFAS No. 133 for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 149 also amends certain other existing pronouncements and requires contracts with comparable characteristics to be accounted for similarly. The most significant impact of adopting SFAS No. 149 was that MidAmerican Energy's contracts for the sale or purchase of electric energy that are not considered capacity contracts are no longer afforded "normal" treatment and must be marked to market. SFAS No. 149 was effective for MidAmerican Energy and MidAmerican Funding for contracts entered into or modified after June 30, 2003. Adoption of SFAS No. 149 did not have a material effect on the results of operations, financial position or cash flows of MidAmerican Energy or MidAmerican Funding.

(2)  JOINTLY OWNED UTILITY PLANT

Under joint plant ownership agreements with other utilities, MidAmerican Energy as a tenant in common had undivided interests at December 31, 2003, in jointly owned generating plants as shown in the table below.

MidAmerican Energy uses the proportional consolidation method to account for its share of each facility. The dollar amounts below represent MidAmerican Energy's share in each jointly owned unit. Each participant has provided financing for its share of each unit. Operating costs of each facility are assigned to joint owners based on ownership percentage or energy purchased, depending on the nature of the cost. Operating Expenses on the Consolidated Statements of Operations include MidAmerican Energy's share of the expenses of these units (dollars in millions).

                                          Nuclear                         Coal-fired
                                         -----------     ---------------------------------------------
                                                                 Council
                                         Quad Cities     Neal    Bluffs     Neal    Ottumwa     Louisa
                                            Units        Unit     Unit      Unit      Unit       Unit
                                          No. 1 & 2      No. 3   No. 3     No. 4     No. 1      No. 1
                                         -----------     -----   -------   -----    -------     ------
 In service date........................    1972          1975     1978     1979      1981       1983
 Utility plant in service...............    $273          $149     $301     $175      $214       $548
 Accumulated depreciation...............    $144          $103     $219     $123      $142       $341
 Accredited capacity at MidAmerican
   Energy 2003 peak (megawatts, 100%)...   1,747           515      690      643       708        700
 Percent ownership......................    25.0%         72.0%    79.1%    40.6%     52.0%      88.0%

(3)  INVENTORIES

Inventories include the following amounts as of December 31 (in thousands):

                                                       2003       2002
                                                     -------    -------
         Materials and supplies, at average cost     $31,987    $30,265
         Gas in storage, at LIFO cost ...........     25,371     27,405
         Coal stocks, at average cost ...........     24,723     27,863
         Fuel oil, at average cost ..............      1,759      1,865
         Other ..................................      1,625      1,094
                                                     -------    -------
         Total ..................................    $85,465    $88,492
                                                     =======    =======

At December 31, 2003 prices, the current cost of gas in storage was $80.2 million.

(4)  COMMITMENTS AND CONTINGENCIES

     (a)  Manufactured Gas Plant Facilities
          ---------------------------------

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

MidAmerican Energy estimates the range of possible costs for investigation, remediation and monitoring for the sites discussed above to be approximately $11 million to $30 million. As of December 31, 2003, MidAmerican Energy has recorded a $14.0 million liability for these sites and a corresponding regulatory asset for future recovery through the regulatory process. MidAmerican Energy projects that these amounts will be incurred or paid over the next four years.

The estimated liability is determined through a site-specific cost evaluation process. The estimate includes incremental direct costs of remediation, site monitoring costs and costs of compensation to employees for time expected to be spent directly on the remediation effort. The estimated recorded liabilities for these properties are based upon preliminary data. Thus, actual costs could vary significantly from the estimates. The estimate could change materially based on facts and circumstances derived from site investigations, changes in required remedial action and changes in technology relating to remedial alternatives. Insurance recoveries have been received for some of the sites under investigation. Those recoveries are intended to be used principally for accelerated remediation, as specified by the IUB and are recorded as a regulatory liability.

Although the timing of potential incurred costs and recovery of such costs in rates may affect the results of operations in individual periods, management believes that the outcome of these issues will not have a material adverse effect on MidAmerican Energy's financial position, results of operations or cash flows.

     (b)  Air Quality
          -----------

MidAmerican Energy's generating facilities are subject to applicable provisions of the Clean Air Act and related air quality standards promulgated by the EPA. The Clean Air Act provides the framework for regulation of certain air emissions and permitting and monitoring associated with those emissions. MidAmerican Energy believes it is in material compliance with current air quality requirements.

The EPA has in recent years implemented more stringent standards for ozone and fine particulate matter. Designations regarding attainment of the eight-hour ozone standard have recently been reviewed by the EPA, and the EPA has concluded that the entire state of Iowa is in attainment of the standards. On December 4, 2003, the EPA announced the development of its Interstate Air Quality Rule, a proposal to require coal-burning power plants in 29 states and the District of Columbia to reduce emissions of sulfur dioxide ("SO2") and nitrogen oxides ("NOX") in an effort to reduce ozone and fine particulate matter in the Eastern United States. It is likely that MidAmerican Energy's coal-burning facilities will be impacted by this proposal.

In December 2000, the EPA concluded that mercury emissions from coal-fired generating stations should be regulated. The EPA is currently considering two regulatory alternatives for the regulation of mercury from coal-fired utilities as necessary to protect public health. One of these alternatives would require reductions of mercury from all coal-fired facilities greater than 25 MW through application of Maximum Achievable Control Technology with compliance assessed on a facility basis. The other alternative would regulate the mercury emissions of coal-fired facilities that pose a health hazard through a market based cap-and-trade mechanism similar to the SO2 allowance system. The EPA is currently under a deadline to finalize the mercury rule by December 2004. Any of these new or stricter standards could, in whole or in part, be superceded or made more stringent by one of a number of multi-pollutant emission reduction proposals currently under consideration at the federal level, including the "Clear Skies Initiative," and other pending legislative proposals that contemplate 70% to 90% reductions of SO2, NOX and mercury, as well as possible new federal regulation of carbon dioxide and other gases that may affect global climate change.

Depending on the outcome of the final regulations, MidAmerican Energy may be required to install control equipment on its generating stations or decrease the number of hours during which its generating stations operate. However, until final regulations are issued, the impact of the regulations on MidAmerican Energy cannot be predicted.

While legislative action is necessary for the Clear Skies Initiative or other multi-pollutant emission reduction legislation to become effective, MidAmerican Energy has implemented a planning process that forecasts the site-specific controls and actions required to meet emissions reductions of this nature. On April 1, 2002, in accordance with an Iowa law passed in 2001, MidAmerican Energy filed with the IUB its first multi-year plan and budget for managing SO2 and NOX from its generating facilities in a cost-effective manner. The plan provides specific actions to be taken at each coal-fired generating facility and the related costs and timing for each action. Mercury emissions reductions were not addressed in the plan. On July 17, 2003, the IUB issued an order that affirmed an administrative law judge's approval of the plan, as amended. Accordingly, the IUB order provides that the approved expenditures will not be subject to a subsequent prudence review in a future electric rate case, but it rejected the future application of a tracker mechanism to recover emission reduction costs. However, pursuant to an unrelated rate settlement agreement approved by the IUB on October 17, 2003, if prior to January 1, 2011, capital and operating expenditures to comply with environmental requirements cumulatively exceed $325 million, then MidAmerican Energy may seek to recover the additional expenditures from customers. At this time, MidAmerican Energy does not expect these capital expenditures to exceed such amount.

Under the New Source Review ("NSR") provisions of the Clean Air Act, a utility is required to obtain a permit from the EPA or a state regulatory agency prior to (1) beginning construction of a new major stationary source of an NSR-regulated pollutant or (2) making a physical or operational change (a "major modification") to an existing facility that potentially increases emissions, unless the changes are exempt under the regulations. In general, projects subject to NSR regulations are subject to pre-construction review and permitting under the Prevention of Significant Deterioration ("PSD") provisions of the Clean Air Act. Under the PSD program, a project that emits threshold levels of regulated pollutants must undergo a Best Available Control Technology analysis and evaluate the most effective emissions controls. These controls must be installed in order to receive a permit. Violations of NSR regulations, which may be alleged by the EPA, states, and environmental groups, amoung others potentially subject a utility to material expenses for fines and other sanctions and remedies including requiring installation of enhanced pollution controls and funding supplemental environmental projects.

In recent years, the EPA has requested from several utilities information and support regarding their capital projects for various generating plants. The requests were issued as part of an industry-wide investigation to assess compliance with the NSR and the New Source Performance Standards of the Clean Air Act. In December 2002 and April 2003, MidAmerican Energy received requests from the EPA to provide documentation related to its capital projects from January 1, 1980, to the present for a number of its generating plants. MidAmerican Energy has submitted information to the EPA in responses to these requests, and there are currently no outstanding data requests pending from the EPA. MidAmerican Energy cannot predict the outcome of these requests at this time. However, on August 27, 2003, the EPA announced changes to its New Source Review rules that clarify what constitutes routine repair, maintenance and replacement for purposes of triggering NSR requirements. The EPA concluded equipment that is repaired, maintained or replaced with an expenditure not greater than 20 percent of the value of the source will not trigger the New Source Revisions of the Clean Air Act. Since the NSR changes were announced, the EPA's enforcement branch has indicated it would apply the clarified routine repair, maintenance and replacement rules to its pending investigation. A number of states and local air districts have challenged the EPA's clarifications of the rule and a panel of the U.S. Circuit Court of Appeals for the District of Columbia Circuit issued an order on December 24, 2003, staying the EPA's implementation of its clarifications of the equipment replacement rule, meaning that the previous rules without the expanded exemption remain in effect.

     (c)  Cooper Nuclear Station Power Purchase Contract
          ----------------------------------------------

Effective August 1, 2002, MidAmerican Energy and the Nebraska Public Power District ("NPPD") restructured their power purchase contract for Cooper. Under the terms of the restructured contract, NPPD is required to provide to MidAmerican Energy through December 31, 2004, 380 megawatts of the accredited capacity of Cooper and a minimum volume of energy in 2004. MidAmerican Energy is likewise required to purchase at the contract prices the capacity and minimum megawatt-hours delivered. MidAmerican Energy's minimum payments under the contract total $63.8 million for 2004.

In December 2000, MidAmerican Energy ceased contributing decommissioning funds to NPPD and maintained a separate fund for estimated Cooper decommissioning costs. Through July 31, 2002, MidAmerican Energy had accrued and retained $18.3 million in this separate fund. In conjunction with the power purchase contract restructuring, NPPD also paid MidAmerican Energy $39.1 million. MidAmerican Energy is recognizing the $39.1 million cash payment and the $18.3 million previously accrued for decommissioning into income based on the estimated energy expected to be received for the remainder of the contract.

In January 2004, MidAmerican Energy and NPPD entered into a series of agreements that will result in MidAmerican Energy purchasing 250 MW of NPPD capacity for a five-year period commencing January 1, 2005.

     (d)  Nuclear Decommissioning Costs
          -----------------------------

Expected decommissioning costs for Quad Cities Station have been developed based on a site-specific decommissioning study that includes decontamination, dismantling, site restoration, dry fuel storage cost and an assumed shutdown date. Quad Cities Station decommissioning costs are included in base rates in Iowa tariffs.

MidAmerican Energy's share of expected decommissioning costs for Quad Cities Station, in 2003 dollars, is $260 million and is the asset retirement obligation for Quad Cities Station. Refer to Note (1)(j) for a discussion of asset retirement obligations. MidAmerican Energy has established external trusts for the investment of funds for decommissioning the Quad Cities Station. The fair value of the assets held in the trusts is reflected in Investments and Nonregulated Property, Net.

MidAmerican Energy's depreciation and amortization expense included costs for Quad Cities Station nuclear decommissioning of $8.3 million for each of the years 2003, 2002 and 2001. The regulatory provision charged to expense is equal to the funding that is being collected in Iowa rates. Realized and unrealized gains and (losses) on the assets in the trust fund were $16.1 million, $(6.9) million and $(3.1) million for 2003, 2002 and 2001, respectively.

     (e)  Nuclear Insurance
          -----------------

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

Exelon Generation purchases nuclear liability insurance for Quad Cities Station in the maximum available amount of $300 million, which includes coverage for MidAmerican Energy's ownership. In accordance with the Price-Anderson Amendments Act of 1988, excess liability protection above that amount is provided by a mandatory industry-wide Secondary Financial Protection program under which the licensees of nuclear generating facilities could be assessed for liability incurred due to a serious nuclear incident at any commercial nuclear reactor in the United States. Currently, MidAmerican Energy's aggregate maximum potential share of an assessment for Quad Cities Station is approximately $50.3 million per incident, payable in installments not to exceed $5 million annually.

The property insurance covers property damage, stabilization and decontamination of the facility, disposal of the decontaminated material and premature decommissioning arising out of a covered loss. For Quad Cities Station, Exelon Generation purchased primary and excess property insurance protection for the combined interests in Quad Cities Station, with coverage limits totaling $2.1 billion. MidAmerican Energy also directly purchased extra expense or business interruption coverage for its share of replacement power and other extra expenses in the event of a covered accidental outage at Quad Cities Station. The property and related coverages purchased directly by MidAmerican Energy and by Exelon Generation, which includes the interests of MidAmerican Energy, are underwritten by an industry mutual insurance company and contain provisions for retrospective premium assessments should two or more full policy-limit losses occur in one policy year. Currently, the maximum retrospective amounts that could be assessed against MidAmerican Energy from industry mutual policies for its obligations associated with Quad Cities Station total $7.6 million.

The master nuclear worker liability coverage, which is purchased by Exelon Generation for Quad Cities Station, is an industry-wide guaranteed-cost policy with an aggregate limit of $300 million for the nuclear industry as a whole, which is in effect to cover tort claims in nuclear-related industries.

The current Price-Anderson Act expired in August 2002 and is pending congressional action for reauthorization. Its contingent financial obligations still apply to reactors licensed by the Nuclear Regulatory Commission as of its expiration date. It is anticipated that the Price-Anderson Act will be renewed with increased third party financial protection requirements for nuclear incidents.

     (f)  Fuel, Energy and Operating Lease Commitments
          --------------------------------------------

MidAmerican Energy has supply and related transportation contracts for its fossil fueled generating stations. As of December 31, 2003, the contracts, with expiration dates ranging from 2004 to 2010, required minimum payments of $83.3 million, $69.9 million, $54.5 million, $50.2 million and $16.1 million for the years 2004 through 2008, respectively, and $31.0 million for the total of the years thereafter. MidAmerican Energy expects to supplement these coal contracts with additional contracts and spot market purchases to fulfill its future fossil fuel needs. Additionally, MidAmerican Energy has a transportation contract for a natural gas-fired generating plant. The contract, which expires in 2012, requires minimum payments of $0.8 million for 2004 and $6.2 million for each year thereafter.

MidAmerican Energy has a contract with Cordova Energy Company, LLC, a subsidiary of MidAmerican Energy Holdings, to purchase electric capacity and energy from a natural gas-fired combined cycle generation plant. As of December 31, 2003, the minimum payments under the contract, which terminates in May 2004, totaled $9.8 million for 2004. The minimum payments are based on MidAmerican Energy's 50% of the projected monthly net capacity ratings of the plant.

MidAmerican Energy also has contracts with non-affiliated companies to purchase electric capacity. As of December 31, 2003, the contracts, with expiration dates ranging from 2004 to 2028, required minimum payments of $38.6 million, $3.6 million, $2.3 million, $2.2 million and $2.2 million for the years 2004 through 2008, respectively, and $40.1 million for the total of the years thereafter.

MidAmerican Energy has various natural gas supply and transportation contracts for its gas operations. As of December 31, 2003, the minimum commitments under these contracts were $56.3 million, $43.8 million, $18.0 million, $13.9 million and $4.2 million for the years 2004 through 2008, respectively, and $12.5 million for the total of the years thereafter.

MidAmerican Energy has non-cancelable operating leases primarily for computer equipment, office space and rail cars. As of December 31, 2003, the minimum payments under these leases were $7.2 million, $5.7 million, $4.1 million, $3.7 million and $2.4 million for the years 2004 through 2008, respectively, and $2.3 million for the total of the years thereafter.

     (g)  Guarantees
          ----------

MidAmerican Energy is the lessee on operating leases for coal railcars that contain guarantees of the residual value of such equipment throughout the term of the leases. Events triggering the residual guarantees include termination of the lease, loss of the equipment or purchase of the equipment. Lease terms are for five years with provisions for extensions. As of December 31, 2003, the maximum amount of such guarantees specified in these leases totaled $31.0 million. These guarantees are not reflected on the Consolidated Balance Sheets.

     (h)  Other Commitments and Contingencies
          -----------------------------------

MidAmerican Energy is involved in a number of other legal proceedings and claims. While management is unable to predict the ultimate outcome of these matters, it is not expected that their resolution will have a material adverse effect on the results of operations and financial condition.

(5)  LONG-TERM DEBT

MidAmerican Energy's sinking fund requirements and maturities of long-term debt for 2004 through 2008 are approximately $56 million, $91 million, $161 million, $2 million and zero, respectively. Refer to MidAmerican Energy's Consolidated Statements of Capitalization for detail of long-term debt.

MidAmerican Energy's Variable Rate Pollution Control Revenue Obligations bear interest at rates that are periodically established through remarketing of the bonds in the short-term tax-exempt market. MidAmerican Energy, at its option, may change the mode of interest calculation for these bonds by selecting from among several alternative floating or fixed rate modes. The interest rates shown in the Consolidated Statements of Capitalization are the weighted average interest rates as of December 31, 2003 and 2002. MidAmerican Energy maintains a revolving credit facility agreement to provide liquidity for holders of these issues.

The indentures securing mortgage bonds contain certain covenants that obligate MidAmerican Energy to (i) timely pay principal and interest on such bonds; (ii) timely pay taxes; and (iii) maintain (a) its corporate existence, (b) its properties, (c) related property insurance and (d) the liens created by the indentures. The indenture pertaining to MidAmerican Energy's unsecured senior notes contains certain covenants that obligate MidAmerican Energy to (i) timely pay principal and interest on such notes and (ii) maintain its corporate existence. In addition, this indenture provides that if MidAmerican Energy were to issue secured debt in the future, then such unsecured senior notes, as may then be existing, would equally and ratably be secured thereby. As of December 31, 2003, MidAmerican Energy was in compliance with all of its applicable long-term debt covenants.

Substantially all of the former Iowa-Illinois Gas and Electric Company, a predecessor company, utility property and franchises and substantially all of the former Midwest Power Systems Inc., a predecessor company, electric utility property in Iowa, or approximately 80% of gross utility property, is pledged to secure mortgage bonds.

MidAmerican Energy does not guarantee any of MidAmerican Funding's long-term debt. However, all of MidAmerican Energy's common stock is security for MidAmerican Funding's long-term debt. Among other sources, MidAmerican Funding may use distributions from MidAmerican Energy to make payments on its long-term debt. Refer to Note (5) of MidAmerican Funding's Notes to Consolidated Financial Statements.

On  January  14,  2003,   MidAmerican  Energy  issued  $275  million  of  5.125%
medium-term notes due in 2013. The proceeds were used to refinance existing debt and for other corporate purposes.

(6)  SHORT-TERM BORROWING

Interim financing of working capital needs and the construction program may be obtained from the sale of commercial paper or short-term borrowing from banks. Information regarding short-term debt follows (dollars in thousands):

                                                          2003          2002
                                                        -------       -------

Balance at year-end   ...............................   $48,000       $55,000
Weighted average interest rate on year-end balance...     1.0%          1.3%
Average daily amount outstanding during the year.....   $ 1,927       $ 8,934
Weighted average interest rate on average
  daily amount outstanding during the year...........     1.2%          1.8%

MidAmerican Energy has authority from the FERC to issue through April 14, 2005, short-term debt in the form of commercial paper and bank notes aggregating $500 million. MidAmerican Energy has in place a $370.4 million revolving credit facility which supports its $250 million commercial paper program and its variable rate pollution control revenue obligations. The facility expires January 13, 2005. In addition, MidAmerican Energy has a $5.0 million line of credit, which expires July 1, 2004.

(7)  PREFERRED SECURITIES

The total outstanding cumulative preferred securities of MidAmerican Energy are not subject to mandatory redemption requirements and may be redeemed at the option of MidAmerican Energy at prices which, in the aggregate, total $32.6 million. The aggregate total the holders of all preferred securities outstanding at December 31, 2003, are entitled to upon involuntary bankruptcy is $31.8 million plus accrued dividends. Annual dividend requirements for all preferred securities outstanding at December 31, 2003, total $1.3 million.

(8)  RISK MANAGEMENT AND ENERGY TRADING

MidAmerican Energy is exposed to loss of net income, cash flows and asset values due to market risk, including: 1) changes in the market price of gas and electricity used in its regulated and nonregulated businesses, 2) changes in the value of open positions in its nonregulated trading operations, 3) variations in the severity of weather conditions from normal, and 4) changes in interest rates. See also Note (9) of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for a discussion of MidAmerican Energy's exposure to credit risk. To manage these exposures, MidAmerican Energy enters into various financial derivative instruments, including futures, over-the-counter swaps and forward physical contracts. Senior management provides the overall direction, structure, conduct and control of MidAmerican Energy's risk management activities, including authorization and communication of risk management policies and procedures, the use of financial derivative instruments, strategic hedging program guidelines, appropriate market and credit risk limits, and appropriate systems for recording, monitoring and reporting the results of transactional and risk management activities.

As of December 31, 2003, MidAmerican Energy held derivative instruments used for non-trading and trading purposes with the following fair values (in thousands):

                                            Maturity in   Maturity in
       Contract Type                           2004         2005-07      Total
       -------------                        -----------   -----------  ---------
Non-trading:
  Regulated electric assets ..............    $  5,924     $   217     $  6,141
  Regulated electric (liabilities) .......     (14,275)          -      (14,275)
  Regulated gas assets ...................       9,008           -        9,008
  Regulated weather (liabilities) ........      (1,775)          -       (1,775)
  Nonregulated electric assets ...........       2,953       1,676        4,629
  Nonregulated electric (liabilities) ....      (1,711)     (1,131)      (2,842)
  Nonregulated gas assets ................      11,498         798       12,296
  Nonregulated gas (liabilities) .........     (11,867)       (739)     (12,606)
                                              --------     -------     --------
    Total ................................        (245)        821          576
                                              --------     -------     --------

Trading:
  Nonregulated gas assets ................         389         247          636
  Nonregulated gas (liabilities) .........        (419)          -         (419)
                                              --------     -------     --------
    Total ................................         (30)        247          217
                                              --------     -------     --------

  Total MidAmerican Energy assets ........    $ 29,772     $ 2,938     $ 32,710
                                              ========     =======     ========
  Total MidAmerican Energy (liabilities) .    $(30,047)    $(1,870)    $(31,917)
                                              ========     =======     ========

Commodity Price Risk
--------------------

Under the current regulatory framework, MidAmerican Energy is allowed to recover its cost of gas from all of its regulated gas customers through a purchased gas adjustment clause included in revenues. Because the majority of MidAmerican Energy's firm natural gas supply contracts contain pricing provisions based on a daily or monthly market index, MidAmerican Energy's regulated gas customers, although ensured of the availability of gas supplies, retain the risk associated with market price volatility.

MidAmerican Energy uses natural gas futures, options and over-the-counter agreements to mitigate a portion of the market price risk retained by its regulated gas customers through the purchased gas adjustment clause. The net amounts of realized and unrealized gains and losses on swap agreements, futures and options contracts are included in the cost of gas sold and recovered in revenues from regulated gas customers. Accordingly, net unrealized gains or losses on these derivative positions are recorded as regulatory liabilities or assets.

MidAmerican Energy is exposed to variations in the price of fuel for generation and the price of purchased power. Fuel price risk is mitigated through physical and financial forward contracts. Under typical operating conditions, MidAmerican Energy has sufficient generation to supply its regulated retail electric needs. MidAmerican Energy may incur a loss as a result of having to pay higher costs for electric power than it is permitted to recover from its customers under current electric rates. Forward electricity purchase and sales contracts utilized for regulated purposes are marked to market with net unrealized gains and losses recorded as regulatory liabilities or assets.

MidAmerican Energy also derives revenues from nonregulated retail sales of natural gas and electricity to commercial and industrial end users. Pricing provisions are individually negotiated with these customers and may include fixed prices, prices based on a daily or monthly market index or prices based on MidAmerican Energy's actual costs. MidAmerican Energy enters into natural gas futures, options and swap agreements to hedge gas commodity prices for physical delivery to nonregulated customers. Forward physical supply contracts are generally entered into in close proximity to entering into retail electric contracts to offset the impact of variances in electricity prices. All nonregulated retail electric contracts are considered "normal" sales and gains and losses on such contracts are recognized when settled. All other nonregulated gas and electric contracts are recorded at fair value.

Derivative instruments are used for two types of economic hedges. Hedges that offset the variability in earnings and cash flows related to firm commitments are referred to as fair value hedges. Realized gains and losses on fair value hedges are recognized in income as operating revenues and cost of fuel, energy and capacity, respectively, depending upon the nature of the item being hedged. Hedges that offset the variability in earnings and cash flows related to forecasted transactions are referred to as cash flow hedges. Beginning in the fourth quarter of 2003, net unrealized gains and losses on all hedges utilized for regulated purposes are recorded as regulatory assets or liabilities. Unrealized gains or losses on cash flow hedges used for nonregulated purposes are recorded as other comprehensive income and reflected in net income when the forecasted transaction is realized. Realized gains and losses on cash flow hedges are recognized in income as either operating revenues; cost of fuel, energy and capacity; or cost of gas sold, depending upon the nature of the physical transaction being hedged.

During the twelve months beginning January 1, 2004, it is anticipated that $5.3 million of the net deferred unrealized gains/losses on cash flow hedges recorded in regulatory liabilities/assets and $59,000 of accumulated other comprehensive income on nonregulated cash flow hedges will be realized and recorded in earnings as the hedged transactions settle. MidAmerican Energy has hedged a portion of its exposure to the variability of cash flows for forecasted transactions through December 2006.

Weather Risk
------------

MidAmerican Energy and its customers are exposed to the effect of variations in weather conditions on sales and purchases of electricity and natural gas. MidAmerican Energy may enter into degree day swaps to offset a portion of the financial impact of those variations on MidAmerican Energy or its customers.

Trading Risk
------------

MidAmerican Energy also uses natural gas and electricity derivative instruments for proprietary trading purposes under strict guidelines outlined by senior management. Derivative instruments held for trading purposes are recorded at fair value and any unrealized gains or losses are reported in earnings.

The fair value of MidAmerican Energy's proprietary trading activities at December 31, 2003 and the periods in which net unrealized gains and losses are expected to be realized are as follows (in thousands):

                                               Maturity in  Maturity in
    Type                                           2004       2005-07     Total
    ----                                       -----------  -----------  ------
    Exchange prices and
      prices actively quoted ................     $ 389        $131      $ 520
    Prices provided by other external sources      (419)        116       (303)
                                                  -----        ----      -----
      Total .................................     $ (30)       $247      $ 217
                                                  =====        ====      =====

(9)  CONCENTRATION OF CREDIT RISK

Regulated Utility Operations
----------------------------

MidAmerican Energy's regulated electric utility operations serve approximately 601,000 customers in Iowa, 84,000 customers in western Illinois and 4,000 customers in southeastern South Dakota. MidAmerican Energy's regulated gas utility operations serve 524,000 customers in Iowa, 65,000 customers in western Illinois, 75,000 customers in southeastern South Dakota and 5,000 customers in northeastern Nebraska. The largest communities served by MidAmerican Energy are the Iowa and Illinois Quad-Cities; Des Moines, Sioux City, Cedar Rapids, Waterloo, Iowa City and Council Bluffs, Iowa; and Sioux Falls, South Dakota. MidAmerican Energy's utility operations grant unsecured credit to customers, substantially all of whom are local businesses and residents. As of December 31, 2003, billed receivables from MidAmerican Energy's utility customers, totaled $132.6 million.

Nonregulated Retail Operations
------------------------------

MidAmerican Energy's nonregulated retail operations provide energy services to approximately 3,400 gas and electric customers in Iowa, Illinois, and Ohio. In the ordinary course of business, MidAmerican Energy's nonregulated retail operations grant unsecured credit to customers, substantially all of which are commercial, industrial, non-profit, or other business concerns. MidAmerican Energy analyzes each counterparty's financial condition prior to entering into any agreement to provide energy services. As of December 31, 2003, billed receivables from MidAmerican Energy's nonregulated retail customers totaled $19.5 million. Billed receivables from any one customer did not exceed 11.3% of total nonregulated retail billed receivables.

Wholesale Operations
--------------------

MidAmerican Energy extends unsecured credit to high volume industrial end-users, other utilities, energy marketers, and financial institutions in conjunction with wholesale energy marketing and trading activities. MidAmerican Energy analyzes the financial condition of each wholesale counterparty before entering into any transactions, establishes limits on the amount of unsecured credit to be extended to each counterparty, and evaluates the appropriateness of unsecured credit limits on an ongoing basis. Credit exposures relative to approved limits are monitored daily, with all exceptions to approved limits reported to senior management. MidAmerican Energy defines credit exposure as the potential loss in value in the event of non-payment or non-performance by a counterparty, which includes not only accounts receivable, but also the replacement, or mark-to-market value of contracts for future performance. MidAmerican Energy seeks to negotiate contractual arrangements with wholesale counterparties to provide for net settlement of monthly accounts receivable and accounts payable and net settlement of contracts for future performance in the event of default. Accounts payable are deducted from calculations of credit exposure for counterparties with whom such contractual arrangements exist. MidAmerican Energy also seeks to negotiate contractual arrangements that provide for the exchange of collateral in the event that credit exposure to a particular counterparty (1) exceeds a specified threshold or (2) in the event of a material adverse change in such counterparty's financial condition or downgrade in its credit ratings to below "investment grade" by a nationally recognized statistical rating organization such as Moody's or Standard & Poor's. MidAmerican Energy periodically requests and receives collateral, typically in the form of cash or letters of credit, from counterparties with credit exposure in excess of established  limits.  As of December 31,  2003,  81.8% of  MidAmerican  Energy's
credit exposure, net of collateral, from wholesale operations was with counterparties having "investment grade" credit ratings and credit exposure to any single counterparty, net of collateral, did not exceed 10.6% of aggregate credit exposure, net of collateral, to all wholesale counterparties.

MidAmerican Energy's credit exposure with respect to wholesale natural gas, electricity, and derivatives transactions is summarized below as of December 31, 2003 (dollars in thousands).

                                                        Credit      % of Credit
Credit Rating Equivalent        Credit  Collateral  Exposure, Net  Exposure, Net
(Standard & Poor's / Moody's)  Exposure    Held     of Collateral  of Collateral
-----------------------------  -------- ----------  -------------  -------------

AA-/Aa3 and above ...........   $ 8,386    $    -      $ 8,386        16.4%
A-/A3 to A+/A1 ..............    21,797         -       21,797        42.7
BBB-/Baa3 to BBB+/Baa1 ......    11,581         -       11,581        22.7
BB-/Ba3 to BB+/Ba1 ..........     2,799         -        2,799         5.5
B+/B1 or lower ..............        24       400            -           -
Unrated .....................     8,876     3,456        6,484        12.7
                                -------    ------      -------      ------
Total credit exposure .......   $53,463    $3,856      $51,047       100.0%
                                =======    ======      =======      ======

(10) RATE MATTERS

Under two settlement agreements approved by the IUB, MidAmerican Energy's Iowa retail electric rates in effect on December 31, 2000, are effectively frozen through December 31, 2010. The settlement agreements specifically allow the filing of electric rate design or cost of service rate changes that are intended to keep MidAmerican Energy's overall Iowa retail electric revenue unchanged, but could result in changes to individual tariffs. The settlement agreements also each provide that portions of revenues associated with Iowa retail electric returns on equity within specified ranges will be recorded as a regulatory liability to be used to offset a portion of the cost to Iowa customers of future generating plant investment.

Under the first settlement agreement, which was approved by the IUB on December 21, 2001, and is effective through December 31, 2005, an amount equal to 50% of revenues associated with returns on equity between 12% and 14%, and 83.33% of revenues associated with returns on equity above 14%, in each year is recorded as a regulatory liability. The second settlement agreement, which was filed in conjunction with MidAmerican Energy's application for ratemaking principles on a wind power project and was approved by the IUB on October 17, 2003, provides that during the period January 1, 2006 through December 31, 2010, an amount equal to 40% of revenues associated with returns on equity between 11.75% and 13%, 50% of revenues associated with returns on equity between 13% and 14%, and 83.3% of revenues associated with returns on equity above 14%, in each year will be recorded as a regulatory liability. An amount equal to the regulatory liability is recorded as a regulatory charge in depreciation and amortization expense when the liability is accrued. Future depreciation will be reduced as a result of the credit applied to generating plant balances as the regulatory liability is reduced. The liability is being reduced as it is credited against plant in service in amounts equal to the allowance for funds used during construction associated with generating plant additions. Interest expense is accrued on the portion of the regulatory liability related to prior years. As of December 31, 2003 and 2002, the related regulatory liability reflected on the Consolidated Balance Sheets was $144.4 million and $102.9 million, respectively.

The 2003 settlement agreement also provides that if Iowa retail electric returns on equity fall below 10% in any consecutive 12-month period after January 1, 2006, MidAmerican Energy may seek to file for a general increase in rates. However, prior to filing for a general increase in rates, MidAmerican Energy is required by the settlement agreement to conduct 30 days of good faith negotiations with all of the signatories to the settlement agreement to attempt to avoid a general increase in rates. Also, if MidAmerican Energy does not construct the wind power facilities by December 31, 2007, the rate extension from January 1, 2006, through December 31, 2010, may terminate.

Illinois bundled electric rates are frozen until 2007, subject to certain exceptions allowing for increases, at which time bundled rates are subject to cost-based ratemaking. Illinois law provides for Illinois earnings above a computed level of return on common equity to be shared equally between regulated retail electric customers and MidAmerican Energy. MidAmerican Energy's computed level of return on common equity is based on a rolling two-year average of the Monthly Treasury Long-Term Average Rate, as published by the Federal Reserve System, plus a premium of 8.5% for 2000 through 2004 and a premium of 12.5% for 2005 and 2006. The two-year average above which sharing must occur for 2003 was 13.73%. The law allows MidAmerican Energy to mitigate the sharing of earnings above the threshold return on common equity through accelerated recovery of electric assets.

On November 8, 2002, the IUB approved a gas rate settlement agreement previously filed with it by MidAmerican Energy and the Iowa Office of Consumer Advocate. The settlement agreement provided for an increase in rates of $17.7 million annually for MidAmerican Energy's Iowa retail natural gas customers and effectively froze base rates through November 2004. However, MidAmerican Energy will continue collecting fluctuating gas costs through its purchased gas adjustment clause. The new rates were implemented for usage beginning November 25, 2002.

(11) RETIREMENT PLANS

MidAmerican Energy sponsors a noncontributory defined benefit pension plan covering substantially all employees of MidAmerican Energy Holdings and its domestic energy subsidiaries. Benefit obligations under the plan are based on participants' compensation, years of service and age at retirement. Funding to an external trust is based upon the actuarially determined costs of the plan and the requirements of the Internal Revenue Code and the Employee Retirement Income Security Act. MidAmerican Energy has been allowed to recover accrued pension costs related to its employees in its electric and gas service rates. MidAmerican Energy also maintains noncontributory, nonqualified supplemental executive retirement plans for active and retired participants.

MidAmerican Energy also currently sponsors certain postretirement health care and life insurance benefits covering substantially all retired employees of MidAmerican Energy Holdings and its domestic subsidiaries. Under the plans, substantially all of MidAmerican Energy's employees may become eligible for these benefits if they reach retirement age while working for MidAmerican Energy. However, MidAmerican Energy retains the right to change these benefits anytime, subject to the provisions in its collective bargaining agreements. MidAmerican Energy expenses postretirement benefit costs on an accrual basis and includes provisions for such costs in its electric and gas service rates.

Net periodic pension, supplemental retirement and postretirement benefit costs included the following components for MidAmerican Energy and the aforementioned affiliates for the years ended December 31. For purposes of calculating the expected return on pension plan assets, a market-related value is used. Market-related value is equal to fair value except for gains and losses on equity investments which are amortized into market-related value on a straight-line basis over five years.


                                                                Pension Cost                    Postretirement Cost
                                                       -----------------------------     ------------------------------
                                                         2003       2002       2001         2003       2002       2001
                                                       -------    -------    -------     --------    -------    -------

Components of net periodic benefit cost (in thousands):
     Service cost..................................    $24,693    $20,235    $18,114     $  8,175    $ 6,028    $ 4,357
     Interest cost.................................     34,533     34,177     33,027       16,065     13,928     10,418
     Expected return on plan assets................    (38,396)   (38,213)   (36,326)      (6,008)    (4,880)    (4,032)
     Amortization of net transition obligation.....     (2,591)    (2,591)    (2,591)       4,110      4,110      4,110
     Amortization of prior service cost............      2,761      2,729      2,729          593        425        425
     Amortization of prior year (gain) loss........      1,483     (2,482)    (3,894)       3,716      2,385        332
     Regulatory expense............................      3,320      6,639          -           -           -          -
                                                       -------    -------    -------      -------    -------    -------
     Net periodic (benefit) cost...................    $25,803    $20,494    $11,059      $26,651    $21,996    $15,610
                                                       =======    =======    =======      =======    =======    =======

Weighted-average  assumptions used to determine
  benefit  obligations at December 31:
     Discount rate.................................     5.75%      5.75%      6.50%        5.75%      5.75%      6.50%
     Rate of compensation increase.................     5.00%      5.00%      5.00%

Weighted-average  assumptions used to determine
  net benefit cost for years ended December 31:
     Discount rate.................................     5.75%      6.50%      7.00%        5.75%      6.50%      7.00%
     Expected return on plan assets................     7.00%      7.00%      7.00%        7.00%      7.00%      7.00%
     Rate of compensation increase.................     5.00%      5.00%      5.00%

Assumed health care cost trend rates at December 31:
                                                                                        2003          2002
                                                                                       -----         -----
     Health care cost trend rate assumed for next year .......................         11.00%        9.75%
     Rate that the cost trend rate gradually declines to .....................          5.00%        5.25%
     Year that the rate reaches the rate it is assumed to remain at...........          2010         2006

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects in thousands:

                                                          Increase (Decrease) in Expense
                                                   -------------------------------------------
                                                   One Percentage-Point   One Percentage-Point
                                                        Increase                Decrease
                                                   --------------------   -------------------

     Effect on total service and interest cost...       $ 5,484               $ (4,136)
     Effect on postretirement benefit obligation.       $47,583                $(37,761)

In 2003, 2002 and 2001, MidAmerican Energy was allocated pension cost of $14.2 million, $12.4 million and $5.8 million, respectively. Postretirement cost allocated to MidAmerican Energy in 2003, 2002 and 2001 totaled $22.4 million, $19.6 million and $14.6 million, respectively. Net periodic benefit costs assigned to MidAmerican Energy affiliates are reimbursed currently in accordance with its intercompany affiliate services agreements.

The following table presents a reconciliation of the beginning and ending balances of the benefit obligation, fair value of plan assets and the funded status of the aforementioned plans to the net amounts measured and recognized in the Consolidated Balance Sheets as of December 31:

                                                      Pension Benefits       Postretirement Benefits
                                                   ----------------------    -----------------------
                                                      2003         2002         2003         2002
                                                   ---------    ---------    ---------    ---------
Reconciliation of the fair value of plan assets:
Fair value of plan assets at beginning of year .   $ 467,773    $ 515,890    $ 122,655    $  81,129
Employer contributions .........................       5,044        4,681       32,566       24,034
Participant contributions ......................           -            -        6,371        4,505
Actual return on plan assets ...................     105,438      (27,376)      15,853       (4,528)
Acquisition ....................................           -            -            -       32,500
Benefits paid ..................................     (26,687)     (25,422)     (19,596)     (14,985)
                                                   ---------    ---------    ---------    ---------
Fair value of plan assets at end of year .......   $ 551,568    $ 467,773    $ 157,849    $ 122,655
                                                   ---------    ---------    ---------    ---------

Reconciliation of benefit obligation:
Benefit obligation at beginning of year ........   $ 593,179    $ 518,208    $ 291,441    $ 194,917
Service cost ...................................      24,693       20,235        8,175        6,028
Interest cost ..................................      34,533       34,177       16,065       13,928
Participant contributions ......................           -            -        6,371        4,505
Plan amendments ................................           -          520            -        2,205
Actuarial (gain) loss ..........................      (5,670)      45,461       (5,023)      31,743
Acquisition ....................................           -            -            -       53,100
Benefits paid ..................................     (26,687)     (25,422)     (19,596)     (14,985)
                                                   ---------    ---------    ---------    ---------
Benefit obligation at end of year ..............   $ 620,048    $ 593,179    $ 297,433    $ 291,441
                                                   ---------    ---------    ---------    ---------

Funded status ..................................   $ (68,480)   $(125,406)   $(139,584)   $(168,786)
Amounts not recognized:
  Unrecognized net (gain) loss .................     (12,907)      61,289       83,509      102,095
  Unrecognized prior service cost ..............      17,915       20,676        5,451        6,043
  Unrecognized net transition obligation (asset)        (792)      (3,383)      36,992       41,102
                                                   ---------    ---------    ---------    ---------
Net amount recognized in the
  Consolidated Balance Sheets ..................   $ (64,264)   $ (46,824)   $ (13,632)   $ (19,546)
                                                   =========    =========    =========    =========

Amounts recognized in the Consolidated
  Balance Sheets consist of:
Prepaid benefit cost ...........................          39    $  11,825            -    $   1,493
Accrued benefit liability ......................    (100,490)     (99,392)           -       (3,881)
Intangible assets ..............................      17,367       20,082            -            -
Regulatory assets ..............................      18,820       20,661            -            -
Liability of affiliate company .................           -            -      (13,632)     (17,158)
                                                   ---------    ---------    ---------    ---------
Net amount recognized ..........................   $ (64,264)   $ (46,824)   $ (13,632)   $ (19,546)
                                                   =========    =========    =========    =========

The accumulated benefit obligation for all defined benefit pension plans was $554.6 million and $526.7 million at December 31, 2003 and 2002, respectively. The projected benefit obligation (included in the table above), accumulated benefit obligation and fair value of plan assets for the supplemental executive retirement plan which had an accumulated benefit obligation in excess of plan assets were $105.1 million, $100.5 million and zero as of December 31, 2003 and $103.4 million, $99.1 million and zero as of December 31, 2002, respectively. A minimum liability must be recognized for those plans whose accumulated benefit obligation exceeds plan assets. In accordance with SFAS No. 71, the minimum pension liability adjustment was reclassified from accumulated other comprehensive income to regulatory assets.

Although the supplemental executive retirement plan had no assets as of December 31, 2003, MidAmerican Energy and its parent have Rabbi trusts that hold corporate-owned life insurance and other investments to provide funding for the future cash requirements. Because this plan is nonqualified, the fair value of these assets is not included in the plan asset table above. The fair value of the Rabbi trust investments was $88.1 million and $76.2 million at December 31, 2003 and 2002, respectively including $27.1 million and $18.0 million held by MidAmerican Energy Holdings at December 31, 2003 and 2002, respectively.

Plan Assets
-----------

MidAmerican Energy's investment policy for its pension and postretirement plans is to balance risk and return through a diversified portfolio of high-quality equity and fixed income securities. Equity targets for the pension and postretirement plans are as indicated in the tables below. Maturities for fixed income securities are managed such that sufficient liquidity exists to meet near-term benefit payment obligations. The plans retain outside investment advisors to manage plan investments within the parameters outlined by the MidAmerican Energy's Pension and Employee Benefits Plans Administrative Committee. The weighted average return on assets assumption is based on historical performance for the types of assets in which the plans invest.

MidAmerican Energy's pension plan asset allocation at December 31, 2003 and 2002, are as follows:


                                                Percentage of Plan Assets
                                                -------------------------
                                                at December 31
                                                --------------   Target
         Asset Category                         2003     2002    Range
         --------------                         ----     ----    ------

         Equity securities ................      70%      60%    65-75%
         Debt securities ..................      23       33     20-30
         Real estate ......................       7        7      0-10
         Other ............................       -        -       0-5
                                                ---      ---
           Total ..........................     100%     100%
                                                ===      ===

MidAmerican Energy's postretirement benefit plan asset allocation at December 31, 2003, and 2002, are as follows:

                                                Percentage of Plan Assets
                                                -------------------------
                                                at December 31   Target
         Asset Category                         2003     2002    Range
         --------------                         ----     ----    -----

         Equity securities................       49%      34%    45-55%
         Debt securities..................       48       48     45-55
         Real estate......................        -        -         -
         Other............................        3       18      0-10
                                                ---      ---
           Total..........................      100%     100%
                                                ===      ===

Cash Flows
----------

Employer contributions to the pension and postretirement plans are expected to be $5.1 million and $27.6 million, respectively, for 2004. MidAmerican Energy's policy is to contribute the minimum required amount to the pension plan and the amount expensed to its postretirement plans.

MidAmerican Energy sponsors defined contribution pension plans (401(k) plans) covering substantially all employees. MidAmerican Energy's contributions vary depending on the plan but are based primarily on each participant's level of contribution and cannot exceed the maximum allowable for tax purposes. Total contributions were $8.3 million, $8.1 million and $7.2 million for 2003, 2002 and 2001, respectively.

In December 2003, the President signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("Medicare Act"). The Medicare Act introduces a prescription drug benefit under

Medicare as well as a subsidy to sponsors of retiree health care plans that provide a benefit to participants that is at least actuarially equivalent to Medicare Part D. The Medicare Act is expected to ultimately reduce MidAmerican Energy's postretirement costs from what they would have been absent such changes. Detailed regulations pertaining to the Medicare Act have yet to be promulgated, and therefore, MidAmerican Energy cannot determine precisely how it will implement the Medicare Act's provisions. Additionally, accounting guidance regarding the recognition of the impacts of the Medicare Act is pending. Accordingly, MidAmerican Energy continues to evaluate its options and cannot predict the magnitude or timing of any resulting cost savings. As permitted by FASB Staff Position 106-1, MidAmerican Energy has elected to defer recognizing the effects of the Medicare Act in its post-retirement plan accounting at December 31, 2003.

(12) SEGMENT INFORMATION

MidAmerican Energy has identified four reportable operating segments based principally on management structure. The generation segment derives most of its revenue from the sale of regulated and nonregulated wholesale electricity and natural gas. The energy delivery segment derives its revenue principally from the sale and delivery of regulated retail electricity and natural gas, while the transmission segment obtains most of its revenue from the sale of electric transmission capacity. The marketing and sales segment receives its revenue principally from nonregulated retail sales of natural gas and electricity. Common operating costs, interest income, interest expense and income tax expense are allocated to each segment based on MidAmerican Energy allocators most related to the nature of the cost.

The energy delivery and transmission segments and substantially all of the generation segment are regulated as to rates, and other factors, related to services to external customers. Regulated electric retail revenues are billed to external customers by the energy delivery segment based on bundled tariffs that do not segregate components for the other segments. For internal segment reporting purposes, MidAmerican Energy has developed transfer prices to transfer the appropriate portion of those revenues to the other segments. The transfer prices are based on cost of service or tariffed rates, except for the generation segment which receives the residual.

MidAmerican Energy's external revenues by product and services are displayed on the Consolidated Statements of Operations.

The following tables provide information on an operating segment basis as of and for the years ended December 31 (in thousands):

                                                    2003             2002             2001
                                                 -----------      -----------      -----------
  Segment Profit Information
  --------------------------
  Operating revenues:
    External revenues -
      Generation ...........................     $   522,349      $   415,921      $   516,915
      Energy delivery ......................       1,812,547        1,625,600        1,664,462
      Transmission .........................          25,916           20,721           22,852
      Marketing & sales ....................         235,000          173,917          163,020
                                                 -----------      -----------      -----------
        Total ..............................       2,595,812        2,236,159        2,367,249
                                                 -----------      -----------      -----------

    Intersegment revenues -
      Generation ...........................         629,939          651,342          606,164
      Energy delivery ......................        (690,126)        (708,953)        (663,977)
      Transmission .........................          57,946           55,207           55,086
      Marketing & sales ....................           2,241            2,404            2,727
                                                 -----------      -----------      -----------
        Total ..............................               -                -                -
                                                 -----------      -----------      -----------

    Consolidated ...........................     $ 2,595,812      $ 2,236,159      $ 2,367,249
                                                 ===========      ===========      ===========

  Depreciation and amortization expense (a):
    Generation .............................     $   145,645      $   139,054      $   133,681
    Energy delivery ........................         121,296          117,893          106,496
    Transmission ...........................          11,641            8,972            8,900
    Marketing & sales ......................           2,221            2,527            2,022
                                                 -----------      -----------      -----------
      Total ................................     $   280,803      $   268,446      $   251,099
                                                 ===========      ===========      ===========

  Interest and dividend income:
    Generation .............................     $     2,284      $     3,783      $     5,450
    Energy delivery ........................           2,307            4,468            6,727
    Transmission ...........................             346              530              822
    Marketing & sales ......................              19               51               70
                                                 -----------      -----------      -----------
      Total ................................     $     4,956      $     8,832      $    13,069
                                                 ===========      ===========      ===========

  Fixed charges:
    Generation .............................     $    30,364      $    29,989      $    31,726
    Energy delivery ........................          37,745           40,737           42,654
    Transmission ...........................           4,416            4,892            5,401
    Marketing & sales ......................             325              366              363
                                                 -----------      -----------      -----------
      Total ................................          72,850           75,984           80,144
    Preferred dividends ....................          (1,416)          (2,933)          (4,544)
                                                 -----------      -----------      -----------
      Consolidated .........................     $    71,434      $    73,051      $    75,600
                                                 ===========      ===========      ===========

                                                    2003             2002             2001
                                                 -----------      -----------      -----------
  Segment Profit Information (continued)
  --------------------------------------
  Income before income taxes:
    Generation .............................     $   153,046      $   150,040      $   142,637
    Energy delivery ........................         111,089          101,176           84,334
    Transmission ...........................          47,364           40,403           39,514
    Marketing & sales ......................           6,943            1,499           (5,799)
                                                 -----------      -----------      -----------
      Total ................................         318,442          293,118          260,686
      Preferred dividends ..................           1,416            2,933            4,544
                                                 -----------      -----------      -----------
        Consolidated .......................     $   319,858      $   296,051      $   265,230
                                                 ===========      ===========      ===========

  Segment Asset Information
  -------------------------
  Capital expenditures:
    Generation .............................     $   215,952      $   197,666      $    87,296
    Energy delivery ........................         143,507          151,178          159,302
    Transmission ...........................          16,759            7,504            3,733
    Marketing & sales ......................           1,257            1,110            1,963
                                                 -----------      -----------      -----------
      Total ................................     $   377,475      $   357,458      $   252,294
                                                 ===========      ===========      ===========

  Total assets:
    Generation .............................     $ 1,639,541      $ 1,393,271      $ 1,282,677
    Energy delivery ........................       2,535,061        2,236,310        2,114,833
    Transmission ...........................         242,435          222,051          226,251
    Marketing & sales ......................          56,743           52,143           51,164
                                                 -----------      -----------      -----------
      Total ................................       4,473,780        3,903,775        3,674,925
    Reclassifications and
      intersegment eliminations (b) ........         (69,346)         (79,824)         (89,798)
                                                 -----------      -----------      -----------
      Consolidated .........................     $ 4,404,434      $ 3,823,951      $ 3,585,127
                                                 ===========      ===========      ===========

(a) Depreciation and amortization expense above includes depreciation related to nonregulated operations, which is included in Nonregulated Operating Expense - Other on the Consolidated Statements of Operations.

(b) Reclassifications and intersegment eliminations relate principally to the reclassification of income tax balances in accordance with generally accepted accounting principles and the elimination of intersegment accounts receivables and payables.

(13) INCOME TAXES

MidAmerican Energy is included in the MidAmerican Energy Holdings consolidated income tax return. However, MidAmerican Energy's income tax liability is computed on a stand-alone basis.

MidAmerican Energy's income tax expense includes the following for the years ended December 31 (in thousands):

                                        2003          2002          2001
                                     ---------     ---------     ---------
     Current:
       Federal ..................    $  97,304     $ 135,657     $ 111,674
       State ....................       33,411        47,908        33,327
                                     ---------     ---------     ---------
                                       130,715       183,565       145,001
                                     ---------     ---------     ---------
     Deferred:
       Federal ..................        9,996       (44,179)      (23,199)
       State ....................       (5,074)      (14,750)       (4,433)
                                     ---------     ---------     ---------
                                         4,922       (58,929)      (27,632)
                                     ---------     ---------     ---------

     Investment tax credit, net .       (4,376)       (4,406)       (4,917)
                                     ---------     ---------     ---------
       Total ....................    $ 131,261     $ 120,230     $ 112,452
                                     =========     =========     =========

The following table is a reconciliation of the statutory federal income tax rate
and  the  effective   federal  and  state  income  tax  rate  indicated  by  the
Consolidated Statements of Operations for the years ended December 31:

                                                        2003     2002     2001
                                                        ----     ----     ----

 Statutory federal income tax rate .................     35%      35%      35%
 Amortization of investment tax credit .............     (1)      (1)      (2)
 State income tax, net of federal income tax benefit      5        8        7
 Other .............................................      2       (1)       2
                                                        ---      ---      ---
 Effective federal and state income tax rate .......     41%      41%      42%
                                                        ===      ===      ===

Included in Deferred Income Taxes on the Consolidated Balance Sheets as of December 31 are deferred tax assets and deferred tax liabilities as follows (in thousands):

                                                         2003        2002
                                                       --------    --------
    Deferred tax assets related to:
      Revenue sharing .............................    $ 63,243    $ 46,428
      Nuclear reserves and decommissioning ........      35,956      28,411
      Pensions ....................................      35,429      32,004
      Investment tax credits ......................      35,213      38,296
      Accrued liabilities .........................       5,955       1,094
      Fuel cost recoveries ........................           -       9,558
      Other .......................................       5,927       3,190
                                                       --------    --------
                                                        181,723     158,981

    Deferred tax liabilities related to:
      Depreciable property ........................     436,384     418,809
      Income taxes recoverable through future rates     142,598     159,411
      Fuel cost recoveries ........................      12,864           -
      Reacquired debt .............................       5,665       4,914
                                                       --------    --------
                                                        597,511     583,134

    Net deferred income tax liability .............    $415,788    $424,153
                                                       ========    ========

(14) FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying amount and estimated fair value of MidAmerican Energy's long-term debt, including the current portion, as of December 31 (in thousands):

                                               2003             2002
                                             ----------      ----------

          Carrying amount.................   $1,128,647      $1,053,418
          Estimated fair value............    1,184,974       1,113,366

Investments in the Quad Cities Station decommissioning trust are reported at market value in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As of December 31, 2003, the total fair value of the investments was $184.2 million and the related total amortized cost was $157.8 million. As of December 31, 2002, the total fair value of the investments was $159.8 million and the related total amortized cost was $143.0 million. Refer to Notes (1)(f) and (4)(d) for further discussion of the Quad Cities Station decommissioning trust.

(15) NON-OPERATING OTHER INCOME AND EXPENSE

Non-Operating Income - Other Income and Other Expense, as shown on the Consolidated Statements of Operations include the following for the years ended December 31 (in thousands):

                                                         2003     2002     2001
                                                       -------  -------  -------
Other income:
  Allowance for equity funds used during construction  $11,377  $ 8,621  $ 1,571
  Corporate-owned life insurance income .............    6,314    1,333    5,258
  Fee for sold receivables ..........................        -    1,340    2,864
  Gain on sale of assets ............................        -    1,164    1,387
  Other .............................................    1,030    1,605    1,211
                                                       -------  -------  -------
    Total ...........................................  $18,721  $14,063  $12,291
                                                       =======  =======  =======

Other Expense for the years ended December 31, 2002 and 2001, consisted principally of a discount on sold receivables totaling $6.4 million and $16.0 million, respectively.

(16) AFFILIATED COMPANY TRANSACTIONS

The companies identified as affiliates are MidAmerican Energy Holdings and its subsidiaries. The basis for these charges is provided for in service agreements between MidAmerican Energy and its affiliates.

MHC incurred charges which are of general benefit to all of its subsidiaries. These costs were for administrative and general salaries and expenses, outside services, director fees, pension, deferred compensation, and retirement costs, some of which originated at MidAmerican Energy. MHC reimbursed MidAmerican Energy for charges originating at MidAmerican Energy in the amount of $0.4 million, $0.5 million and $0.4 million for 2003, 2002 and 2001, respectively. MidAmerican Energy, in turn, was allocated a share of costs from MHC totaling $1.2 million, $0.9 million and $1.0 million for 2003, 2002 and 2001, respectively.

MidAmerican Energy was also reimbursed for charges incurred on behalf of its affiliates. The majority of these reimbursed expenses was for employee wages and benefits, insurance, building rent, computer costs, administrative services, travel expense, and general and administrative expense; including treasury, legal, shareholder relations and accounting functions. The amount of such expenses was $49.1 million, $34.5 million and $27.0 million for 2003, 2002 and 2001, respectively.

In 2001, MidAmerican Energy acquired a gas turbine equipment purchase contract from MidAmerican Energy Holdings for $22.0 million. MidAmerican Energy also reimbursed MidAmerican Energy Holdings in the amount of $12.2 million, $10.4 million and $8.8 million in 2003, 2002 and 2001, respectively, for its allocated share of corporate expenses.

MidAmerican Energy leased unit trains from an affiliate for the transportation of coal to MidAmerican Energy's generating stations. Unit train costs, including maintenance, were approximately $0.1 million annually for 2002 and 2001. MidAmerican Energy purchased the remaining leased railcars from MidAmerican Rail, Inc. for $0.6 million in October 2002.

MidAmerican Energy sold natural gas to AmGas, an affiliate, in the amount of $11.6 million in 2001.

MidAmerican Energy has an agreement with Cordova Energy Company, LLC, a subsidiary of MidAmerican Energy Holdings, to purchase electric capacity and energy from a gas-fired combined cycle generation plant which started commercial operation in June 2001. The agreement, which terminates in May 2004, provides for MidAmerican Energy to purchase up to 50% of the net capacity of the plant and to supply the fuel stock required to generate the energy purchased. MidAmerican Energy's payments for monthly capacity charges totaled $26.6 million for 2003, $21.2 million for 2002 and $18.1 million for 2001.

In August 2002, Northern Natural Gas Company ("NNG") became an affiliate of MidAmerican Energy when NNG was purchased by MidAmerican Energy Holdings. NNG has been and is one of MidAmerican Energy's suppliers of natural gas transportation and storage capacity. MidAmerican Energy had net purchases of $53.5 million of natural gas transportation and storage capacity from NNG in 2003 and $17.9 million in August through December 2002.

MidAmerican Energy had accounts receivable from affiliates of $7.4 million and $9.4 million as of December 31, 2003 and 2002, respectively, that are included in Receivables on the Consolidated Balance Sheets. MidAmerican Energy also had accounts payable to affiliates of $1.6 million and $2.8 million as of December 31, 2003 and 2002, respectively, that are included in Accounts Payable on the Consolidated Balance Sheets.

MidAmerican Energy had a $5.0 million long-term note receivable from Midwest Capital as of December 31, 2002, which was paid off in 2003.

MidAmerican Energy may make distributions on its capital stock subject to regulatory restrictions agreed to by MidAmerican Energy in March 1999 whereby it committed to the IUB to use commercially reasonable efforts to maintain an investment grade rating on its long-term debt and to maintain its common equity level above 42% of total capitalization  unless circumstances beyond its control
result  in  the  common   equity  level   decreasing   to  below  39%  of  total
capitalization. MidAmerican Energy must seek the approval of the IUB of a reasonable utility capital structure if its common equity level decreases below 42% of total capitalization, unless the decrease is beyond the control of MidAmerican Energy. MidAmerican Energy is also required to seek the approval of the IUB if MidAmerican Energy's equity level decreases to below 39%, even if the decrease is due to circumstances beyond the control of MidAmerican Energy. A transfer of assets between MidAmerican Energy and any of its affiliates, subject to certain nonmaterial exceptions, requires the prior approval of either or both the IUB and the Illinois Commerce Commission.

(17) UNAUDITED QUARTERLY OPERATING RESULTS

                                                         2003
                                    --------------------------------------------
                                       1st         2nd         3rd         4th
                                     Quarter     Quarter     Quarter     Quarter
                                    --------    --------    --------    --------
                                                    (In thousands)

Operating revenues ..............   $815,196    $535,883    $576,001    $668,732
Operating income ................    116,158      70,148     131,191      53,323
Income from continuing operations     58,692      33,132      64,305      32,468
Earnings on common stock ........     58,255      32,805      63,978      32,143

                                                       2002
                                    --------------------------------------------
                                       1st        2nd         3rd         4th
                                     Quarter    Quarter     Quarter     Quarter
                                    --------    --------    --------    --------
                                                    (In thousands)

Operating revenues ..............   $574,284    $492,688    $554,381    $614,806
Operating income ................     92,567      65,589     135,574      61,267
Income from continuing operations     43,384      29,251      70,510      32,676
Earnings on common stock ........     42,536      27,821      70,183      32,348

Quarterly data reflect seasonal variations common in the utility industry. The increase in earnings for the first quarter of 2003 compared to 2002 was due to colder weather in the first quarter of 2003 and a decrease in expenses related to Cooper Nuclear Station as a result of the restructuring of the related contract in August 2002.

                          INDEPENDENT AUDITORS' REPORT


Board of Managers and Member
MidAmerican Funding, LLC
Des Moines, Iowa

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of MidAmerican Funding, LLC and subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, comprehensive income, retained earnings, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MidAmerican Funding, LLC and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note (1)(j) and (1)(k) to the consolidated financial statements, the Company changed its accounting policy for asset retirement obligations in 2003 and for goodwill and other intangible assets in 2002.



  /s/  Deloitte & Touche LLP

Des Moines, Iowa
February 9, 2004

                            MIDAMERICAN FUNDING, LLC
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                       AS OF DECEMBER 31,
                                                                  ---------------------------
                                                                     2003            2002
                                                                  -----------     -----------
                                     ASSETS
UTILITY PLANT, NET
Electric .....................................................    $ 5,030,960     $ 4,731,002
Gas ..........................................................        922,099         900,209
                                                                  -----------     -----------
                                                                    5,953,059       5,631,211
Accumulated depreciation and amortization ....................     (2,810,336)     (3,011,123)
                                                                  -----------     -----------
                                                                    3,142,723       2,620,088
Construction work in progress ................................        217,537         205,988
                                                                  -----------     -----------
                                                                    3,360,260       2,826,076
                                                                  -----------     -----------

CURRENT ASSETS
Cash and cash equivalents ....................................          4,558          28,915
Marketable securities, trading ...............................              -           4,939
Receivables, less reserves of $7,554 and $7,685, respectively         305,198         321,698
Inventories ..................................................         85,465          88,492
Other ........................................................         43,572          30,070
                                                                  -----------     -----------
                                                                      438,793         474,114
                                                                  -----------     -----------

INVESTMENTS AND NONREGULATED PROPERTY, NET ...................        350,746         333,382
GOODWILL .....................................................      1,274,454       1,275,143
REGULATORY ASSETS ............................................        261,696         204,586
OTHER ASSETS .................................................         51,665          52,755
                                                                  -----------     -----------
TOTAL ASSETS .................................................    $ 5,737,614     $ 5,166,056
                                                                  ===========     ===========

                         CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Member's equity ..............................................    $ 1,863,769     $ 1,879,191
MidAmerican Energy preferred security ........................         31,759          31,759
Long-term debt, excluding current portion ....................      1,772,496       1,647,691
                                                                  -----------     -----------
                                                                    3,668,024       3,558,641
                                                                  -----------     -----------
CURRENT LIABILITIES
Notes payable ................................................         48,000          55,000
Note payable to affiliate ....................................         10,450               -
Current portion of long-term debt ............................         56,151         105,727
Accounts payable .............................................        200,549         242,733
Taxes accrued ................................................         79,304          85,987
Interest accrued .............................................         26,017          25,487
Other ........................................................         68,044          56,291
                                                                  -----------     -----------
                                                                      488,515         571,225
                                                                  -----------     -----------
OTHER LIABILITIES
Deferred income taxes ........................................        453,320         461,862
Investment tax credits .......................................         52,510          56,886
Asset retirement obligations .................................        269,124         159,757
Regulatory liabilities .......................................        574,490         113,477
Other ........................................................        231,631         244,208
                                                                  -----------     -----------
                                                                    1,581,075       1,036,190
                                                                  -----------     -----------

TOTAL CAPITALIZATION AND LIABILITIES .........................    $ 5,737,614     $ 5,166,056
                                                                  ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                            MIDAMERICAN FUNDING, LLC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)

                                                      YEARS ENDED DECEMBER 31,
                                             -------------------------------------------
                                                2003            2002            2001
                                             -----------     -----------     -----------
OPERATING REVENUES
Regulated electric ......................    $ 1,397,997     $ 1,353,431     $ 1,318,129
Regulated gas ...........................        947,393         695,799         869,132
Nonregulated ............................        254,849         191,649         201,389
                                             -----------     -----------     -----------
                                               2,600,239       2,240,879       2,388,650
                                             -----------     -----------     -----------
OPERATING EXPENSES
Regulated:
  Cost of fuel, energy and capacity .....        397,727         346,685         275,904
  Cost of gas sold ......................        720,633         482,837         674,883
  Other operating expenses ..............        360,090         394,436         445,192
  Maintenance ...........................        153,405         135,487         138,343
  Depreciation and amortization .........        279,650         266,983         250,315
  Property and other taxes ..............         80,122          76,025          71,705
                                             -----------     -----------     -----------
                                               1,991,627       1,702,453       1,856,342
                                             -----------     -----------     -----------
Nonregulated:
  Cost of sales .........................        216,175         159,391         170,541
  Other .................................         24,569          29,047          61,682
                                             -----------     -----------     -----------
                                                 240,744         188,438         232,223
                                             -----------     -----------     -----------
Total operating expenses ................      2,232,371       1,890,891       2,088,565
                                             -----------     -----------     -----------

OPERATING INCOME ........................        367,868         349,988         300,085
                                             -----------     -----------     -----------

NON-OPERATING INCOME
Interest and dividend income ............          4,975          19,636          23,344
Marketable securities gains (losses), net            204          (5,094)         (1,124)
Other income ............................         24,527          26,972          21,711
Other expense ...........................        (10,096)        (31,273)        (18,737)
                                             -----------     -----------     -----------
                                                  19,610          10,241          25,194
                                             -----------     -----------     -----------
FIXED CHARGES
Interest on long-term debt ..............        119,333         119,129         109,224
Other interest expense ..................          4,061           3,431           6,417
Preferred dividends of subsidiaries .....          1,416           4,507          12,524
Allowance for borrowed funds ............         (4,586)         (3,336)         (1,661)
                                             -----------     -----------     -----------
                                                 120,224         123,731         126,504
                                             -----------     -----------     -----------

INCOME BEFORE INCOME TAXES ..............        267,254         236,498         198,775
INCOME TAXES ............................        110,078          99,782          95,688
                                             -----------     -----------     -----------

NET INCOME ..............................    $   157,176     $   136,716     $   103,087
                                             ===========     ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                            MIDAMERICAN FUNDING, LLC
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)

                                                                                   YEARS ENDED DECEMBER 31,
                                                                            -------------------------------------
                                                                               2003          2002          2001
                                                                            ---------     ---------     ---------

NET INCOME .............................................................    $ 157,176     $ 136,716     $ 103,087
                                                                            ---------     ---------     ---------

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains (losses) on available-for-sale securities:
  Unrealized holding gains (losses) during period-
    Before income taxes ................................................          384        (9,512)       (5,315)
    Income tax (expense) benefit .......................................         (135)        3,329         1,860
                                                                            ---------     ---------     ---------
                                                                                  249        (6,183)       (3,455)
                                                                            ---------     ---------     ---------
    Less realized gains (losses) reflected in net income during period-
      Before income taxes ..............................................           71        (4,735)       (2,410)
      Income tax benefit ...............................................          (25)        1,657           844
                                                                            ---------     ---------     ---------
                                                                                   46        (3,078)       (1,566)
                                                                            ---------     ---------     ---------
        Net unrealized gains (losses) ..................................          203        (3,105)       (1,889)
                                                                            ---------     ---------     ---------

Unrealized gains (losses) on cash flow hedges:
  Unrealized gains (losses) during period-
    Before income taxes ................................................       (7,372)       (2,458)        7,690
    Income tax (expense) benefit .......................................        3,065         1,022        (3,197)
                                                                            ---------     ---------     ---------
                                                                               (4,307)       (1,436)        4,493
                                                                            ---------     ---------     ---------
    Less realized gains (losses) reflected in net income during period-
      Before income taxes ..............................................        5,513         2,277         1,757
      Income tax (expense) benefit .....................................       (2,292)         (946)         (731)
                                                                            ---------     ---------     ---------
                                                                                3,221         1,331         1,026
                                                                            ---------     ---------     ---------
    Less net unrealized gains (losses) reclassified to regulatory assets and liabilities -
        Before income taxes ............................................      (12,369)            -             -
        Income tax benefit .............................................        5,142             -             -
                                                                            ---------     ---------     ---------
                                                                               (7,227)            -             -
                                                                            ---------     ---------     ---------
        Net unrealized gains (losses) ..................................         (301)       (2,767)        3,467
                                                                            ---------     ---------     ---------

Other comprehensive income (loss) ......................................          (98)       (5,872)        1,578
                                                                            ---------     ---------     ---------

COMPREHENSIVE INCOME ...................................................    $ 157,078     $ 130,844     $ 104,665
                                                                            =========     =========     =========


   The accompanying notes are an integral part of these financial statements.

                            MIDAMERICAN FUNDING, LLC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                      YEARS ENDED DECEMBER 31,
                                                                -------------------------------------
                                                                  2003          2002          2001
                                                                ---------     ---------     ---------
NET CASH FLOWS FROM OPERATING ACTIVITIES
Net income .................................................    $ 157,176     $ 136,716     $ 103,087
Adjustments to reconcile net income to net cash provided:
  Depreciation and amortization ............................      281,001       269,412       286,590
  Deferred income taxes and investment tax credit, net .....        4,558       (74,561)      (32,543)
  Amortization of other assets and liabilities .............       19,118        29,827        38,750
  Gain on sale of securities, assets and other investments .         (151)       (3,840)       (1,358)
  Loss from impairment of assets and investments ...........        6,375        23,584             -
  Income on equity investments .............................       (1,755)       (7,919)       (5,118)
  Net changes in accrued customer rate credits .............            -             -       (21,531)
  Power purchase contract restructuring receipt ............            -        39,100             -
  Cash outflows of accounts receivable securitization ......            -       (44,000)      (26,000)
  Impact of changes in working capital -
    Marketable securities, trading .........................        4,939        15,804        30,794
    Receivables, net .......................................       16,500      (109,729)      315,397
    Inventories ............................................        3,027        (5,153)      (14,209)
    Other current assets ...................................      (13,502)        6,526           511
    Accounts payable .......................................      (48,691)       40,477      (148,371)
    Taxes accrued ..........................................       (6,683)       24,718       (70,109)
    Interest accrued .......................................          530        (2,326)         (142)
    Other current liabilities ..............................       11,753        11,529         6,909
  Other ....................................................      (17,520)       15,450        (1,702)
                                                                ---------     ---------     ---------
      Net cash provided by operating activities ............      416,675       365,615       460,955
                                                                ---------     ---------     ---------

NET CASH FLOWS FROM INVESTING ACTIVITIES
Utility construction expenditures ..........................     (376,218)     (356,636)     (250,073)
Non-cash and accrued utility construction expenditures .....       32,081        25,349          (705)
Quad Cities Station decommissioning trust fund .............       (8,299)       (8,299)       (8,299)
Nonregulated capital expenditures ..........................       (2,312)       (1,558)       (2,541)
Purchase of assets and long-term investments ...............            -        (1,500)       (2,274)
Proceeds from sale of available-for-sale securities ........           71         4,555             -
Proceeds from sale of assets and other investments .........          326        12,138           358
Note receivable from affiliate .............................            -       151,888       (53,800)
Other investing activities, net ............................       11,895         9,984         6,555
                                                                ---------     ---------     ---------
  Net cash used in investing activities ....................     (342,456)     (164,079)     (310,779)
                                                                ---------     ---------     ---------

NET CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid ......................................     (172,500)     (233,493)            -
Issuance of long-term debt, net ............................      272,550       391,352       198,150
Retirement of long-term debt, including reacquisition cost .     (202,076)     (187,290)     (324,933)
Reacquisition of preferred securities ......................            -      (126,680)      (23,320)
Note payable to affiliate ..................................       10,450             -             -
Net increase (decrease) in notes payable ...................       (7,000)      (36,780)       10,179
                                                                ---------     ---------     ---------
  Net cash used in financing activities ....................      (98,576)     (192,891)     (139,924)
                                                                ---------     ---------     ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .......      (24,357)        8,645        10,252
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...........       28,915        20,270        10,018
                                                                ---------     ---------     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .................    $   4,558     $  28,915     $  20,270
                                                                =========     =========     =========

SUPPLEMENTAL DISCLOSURE:
Interest paid, net of amounts capitalized ..................    $ 112,434     $ 116,185     $ 109,026
                                                                =========     =========     =========
Income taxes paid ..........................................    $ 117,566     $ 124,002     $ 200,098
                                                                =========     =========     =========

   The accompanying notes are an integral part of these financial statements.

                            MIDAMERICAN FUNDING, LLC
                    CONSOLIDATED STATEMENTS OF CAPITALIZATION
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                 AS OF DECEMBER 31,
                                                                        ------------------------------------
                                                                           2003                      2002
                                                                        ----------               ----------
MEMBER'S EQUITY
Paid in capital ....................................................    $1,669,753               $1,669,753
Retained earnings ..................................................       193,347                  208,671
Accumulated other comprehensive income, net:
  Unrealized gain on securities ....................................           270                       67
  Unrealized gain on cash flow hedges ..............................           399                      700
                                                                        ----------               ----------

                                                                         1,863,769      50.8%     1,879,191      52.8%
                                                                        ----------     -----     ----------     -----
MIDAMERICAN ENERGY PREFERRED SECURITIES
  (100,000,000 SHARES AUTHORIZED)
Cumulative shares outstanding; not subject to mandatory redemption:
  $3.30 Series, 49,451 shares ......................................         4,945                    4,945
  $3.75 Series, 38,305 shares ......................................         3,831                    3,831
  $3.90 Series, 32,630 shares ......................................         3,263                    3,263
  $4.20 Series, 47,362 shares ......................................         4,736                    4,736
  $4.35 Series, 49,945 shares ......................................         4,994                    4,994
  $4.40 Series, 50,000 shares ......................................         5,000                    5,000
  $4.80 Series, 49,898 shares ......................................         4,990                    4,990
                                                                        ----------               ----------
                                                                            31,759       0.9%        31,759       0.9%
                                                                        ----------     -----     ----------     -----
LONG-TERM DEBT
MidAmerican Energy mortgage bonds:
  7.7% Series, due 2004 ............................................             -                   55,630
  7.0% Series, due 2005 ............................................        90,500                   90,500
  7.375% Series, due 2008 ..........................................             -                   75,000
  7.45% Series, due 2023 ...........................................             -                    6,940
  6.95% Series, due 2025 ...........................................             -                   12,500
MidAmerican Energy pollution control revenue obligations:
  6.1% Series, due 2007 ............................................         1,000                    1,000
  5.95% Series, due 2023 (secured by general mortgage bonds) .......        29,030                   29,030
  Variable rate series -
    Due 2016 and 2017, 1.26% and 1.64%, respectively ...............        37,600                   37,600
    Due 2023 (secured by general mortgage bonds)
      1.26% and 1.64%, respectively ................................        28,295                   28,295
    Due 2023, 1.26% and 1.64%, respectively ........................         6,850                    6,850
    Due 2024, 1.26% and 1.64%, respectively ........................        34,900                   34,900
    Due 2025, 1.26% and 1.64%, respectively ........................        12,750                   12,750
MidAmerican Energy notes:
    6.375% Series, due 2006 ........................................       160,000                  160,000
    5.125% Series, due 2013 ........................................       275,000                        -
    6.75% Series, due 2031 .........................................       400,000                  400,000
Obligation under capital lease .....................................         2,060                    2,161
Unamortized debt premium and discount, net .........................        (5,489)                  (5,465)
                                                                        ----------               ----------
    Total utility ..................................................     1,072,496      29.2%       947,691      26.6%
                                                                        ----------     -----     ----------     -----
MidAmerican Funding parent debt:
  6.339% Senior Secured Notes Due 2009 .............................       175,000                  175,000
  6.75% Senior Secured Notes Due 2011 ..............................       200,000                  200,000
  6.927% Senior Secured Notes Due 2029 .............................       325,000                  325,000
                                                                        ----------               ----------
    Total MidAmerican Funding parent ...............................       700,000      19.1%       700,000      19.7%
                                                                        ----------     -----     ----------     -----
                                                                         1,772,496      48.3%     1,647,691      46.3%
                                                                        ----------     -----     ----------     -----

TOTAL CAPITALIZATION ...............................................    $3,668,024     100.0%    $3,558,641     100.0%
                                                                        ==========     =====     ==========     =====


   The accompanying notes are an integral part of these financial statements.

                            MIDAMERICAN FUNDING, LLC
                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                 (In thousands)

                                           YEARS ENDED DECEMBER 31,
                                       ---------------------------------
                                         2003        2002        2001
                                       --------    --------    ---------

BEGINNING OF PERIOD ...............    $208,671    $305,448    $202,361

NET INCOME ........................     157,176     136,716     103,087

DEDUCT DIVIDENDS DECLARED .........     172,500     233,493           -
                                       --------    --------    --------

END OF PERIOD .....................    $193,347    $208,671    $305,448
                                       ========    ========    ========


   The accompanying notes are an integral part of these financial statements.

                            MIDAMERICAN FUNDING, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      INDEX

                                                                            Page

(1)   Summary of Significant Accounting Policies ........................... 94

(2)   Jointly Owned Utility Plant........................................... 97

(3)   Inventories........................................................... 97

(4)   Commitments and Contingencies......................................... 97

(5)   Long-term Debt........................................................ 97

(6)   Short-term Borrowing.................................................. 99

(7)   Preferred Securities.................................................. 99

(8)   Risk Management and Energy Trading.................................... 99

(9)   Concentration of Credit Risk.......................................... 99

(10)  Rate Matters.......................................................... 99

(11)  Retirement Plans......................................................100

(12)  Segment Information...................................................100

(13)  Income Taxes..........................................................103

(14)  Fair Value of Financial Instruments...................................104

(15)  Non-Operating Other Income and Expense................................105

(16)  Affiliated Company Transactions.......................................105

(17)  Unaudited Quarterly Operating Results.................................107

                            MIDAMERICAN FUNDING, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  Company Organization

MidAmerican Funding, LLC ("MidAmerican Funding") is an Iowa limited liability company with MidAmerican Energy Holdings Company ("MidAmerican Energy Holdings") as its sole member. MidAmerican Funding's direct wholly owned subsidiary is MHC Inc. ("MHC"), which constitutes substantially all of MidAmerican Funding's assets, liabilities and business activities except those related to MidAmerican Funding's long-term debt securities. MHC, MidAmerican Funding and MidAmerican Energy Holdings are exempt public utility holding companies headquartered in Des Moines, Iowa. MHC's principal subsidiary is MidAmerican Energy Company ("MidAmerican Energy"), a public utility with electric and natural gas operations. Other direct wholly owned subsidiaries of MHC are InterCoast Capital Company ("InterCoast Capital", formerly MidAmerican Capital Company), Midwest Capital Group, Inc., MidAmerican Services Company and MEC Construction Services Co.

     (b)  Principles of Consolidation and Preparation of Financial Statements

The accompanying Consolidated Financial Statements include MidAmerican Funding and its subsidiaries. All significant intercompany transactions have been eliminated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Certain classification of amounts for 2003 are different than that of prior years. Accordingly, historical amounts have been reclassified.

     (c)  Regulation

Refer to Note (1)(c) of MidAmerican Energy's Notes to Consolidated Financial Statements.

     (d)  Revenue Recognition

Refer to Note (1)(d) of MidAmerican Energy's Notes to Consolidated Financial Statements.

     (e)  Depreciation and Amortization

Refer to Note (1)(e) of MidAmerican Energy's Notes to Consolidated Financial Statements.

     (f)  Investments and Nonregulated Property, Net
          ------------------------------------------

Investments and Nonregulated Property, Net includes the following amounts as of December 31 (in thousands):

                                                          2003       2002
                                                        --------   --------
Nuclear decommissioning trust fund ..................   $184,171   $159,757
Rabbi trusts ........................................     99,957     94,026
Equipment leases ....................................     29,549     32,625
Coal transportation property, net of accumulated
  depreciation of $1,996 and $1,705, respectively ... 9,923 10,215 MidAmerican Energy non-utility property, net of accumulated depreciation of
  $2,169 and $1,293, respectively ...................      8,727      8,329
Energy projects .....................................      7,567     11,162
Real estate, net of accumulated depreciation of
  $526 and $477, respectively .......................      5,755      5,244
Other venture capital investments ...................      2,596      7,272
Marketable securities, available-for-sale ...........        533        258
Other ...............................................      1,968      4,494
                                                        --------   --------
     Total ..........................................   $350,746   $333,382
                                                        ========   ========

Investments held by the nuclear decommissioning trust fund for the Quad Cities Station units are classified as available-for-sale and are reported at fair value. An amount equal to the net unrealized gains and losses on those investments is recorded as an adjustment to the asset retirement obligation regulatory asset, which is included in Regulatory Assets on the Consolidated Balance Sheets. Funds are invested in accordance with applicable federal investment guidelines and are restricted for use as reimbursement for costs of decommissioning MidAmerican Energy's Quad Cities Station.

The investment in Rabbi trusts represents the cash value of corporate-owned life insurance policies on certain key executives and the fair value of other related investments. The Rabbi trusts were established to administer various nonqualified executive and director compensation plans, and investments in each trust are restricted for use in meeting the costs and obligations of the trust and related compensation plans.

Equipment leases, which are accounted for as leveraged leases and held by InterCoast Capital, are comprised primarily of equity financing provided for five commercial passenger aircraft leased to major domestic airlines and a seven percent undivided interest in an electric generating station, which is leased to a utility located in Arizona. InterCoast Capital's initial equity investment in the aircraft represented 20% - 34% of the purchase price; the remaining amount was furnished by third-party non-recourse lenders. InterCoast Capital has also invested in safe harbor lease transactions involving ferryboats leased to entities engaged in providing recreational boat tours. The investments are exposed to the credit risk of the lessees. The carrying pre-tax values as of December 31 (in thousands) and the years of termination for the equipment leases are as follows:

                                                               Year of
                                      2003        2002       Termination
                                     -------     -------     -----------

     Aircraft.....................   $20,926     $23,321       2008/2009
     Electric generation station..     8,191       8,811          2015
     Safe harbor..................       432         493      periodically
                                                              through 2015
                                     -------     -------
     Total........................   $29,549     $32,625
                                     =======     =======

The coal transportation property is owned and operated by CBEC Railway Inc., a subsidiary of MidAmerican Energy. The property is depreciated on a straight-line basis over 37 years.

Energy projects consist of investments in solar electric generating facilities, a hydroelectric development company, energy marketing assets and a gas-fired cogeneration plant. The investments are supported by long-term sales contracts to electric utilities primarily based on market price.

MidAmerican Energy non-utility property consists of property such as computer software, land and other assets not used for regulated utility purposes. The depreciable property consists primarily of computer software, which is amortized on a straight-line basis over five years.

Other venture capital investments include investments in independently managed funds, consisting principally of energy-related venture capital funds. The investments are accounted for using the cost or equity method of accounting, depending on MidAmerican Funding's level of ownership and management control. Most of the special purpose funds have stated termination dates, ranging from 2004 through 2007. At the time of fund termination, any remaining investments in the fund are liquidated and distributions are made to investors.

The investment in real estate is comprised primarily of a 1,920 acre planned residential and commercial development community located in the southeast corner of South Dakota. As of December 31, 2003, 43.8% of the development available for sale had been sold.

Marketable securities, which consist of investments in common stocks, are classified as available-for-sale and reported at fair value, with net unrealized gains and losses reported as a net of tax amount in Member's Equity until realized. An other-than-temporary decline in the value of a marketable security is recognized through a write-down of the investment and charged to earnings.

     (g)  Consolidated Statements of Cash Flows

MidAmerican Funding considers all cash and highly liquid debt instruments purchased with a remaining maturity of three months or less to be cash and cash equivalents for the Consolidated Statements of Cash Flows.

     (h)  Accounting for Cooper Nuclear Station Power Purchase Contract

Refer to Note (1)(h) of MidAmerican Energy's Notes to Consolidated Financial Statements.

     (i)  Accounting for Derivatives

Refer to Note (1)(i) of MidAmerican Energy's Notes to Consolidated Financial Statements.

     (j)  New Accounting Pronouncements

Refer to Note (1)(j) of MidAmerican Energy's Notes to Consolidated Financial Statements.

     (k)  Goodwill

On January 1, 2002, MidAmerican Funding adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which dictates the accounting for acquired goodwill and other intangible assets. SFAS No. 142 requires that amortization of goodwill and indefinite-lived intangible assets be discontinued and that entities disclose net income for prior periods adjusted to exclude such amortization and related income tax effects, as well as a reconciliation from the originally reported net income to the adjusted net income. MidAmerican Funding's related amortization consisted solely of goodwill amortization, which had no income tax effect. Amortization expense was included in Nonregulated Operating Expenses - Other in the Consolidated Statements of Operations. Following is a reconciliation of net income as originally reported to adjusted net income for the years ended December 31 (in thousands):

                                              2003        2002        2001
                                            --------    --------    --------

    Net income as originally reported ..    $157,176    $136,716    $103,087
    Goodwill amortization ..............           -           -      34,415
                                            --------    --------    --------
    Net income as adjusted .............    $157,176    $136,716    $137,502
                                            ========    ========    ========

Based on MidAmerican Funding's annual goodwill impairment test completed as of October 31, 2003, no impairment was indicated for goodwill. In the fourth quarter of 2003, MidAmerican Funding adjusted goodwill for a change in related deferred income taxes due to resolution of tax issues existing at the time of purchase. The following table shows the change in the carrying amount of goodwill by reportable segment for the years ended December 31, 2003 and 2002 (in thousands):

                                               Energy      Trans-    Marketing
                                Generation    Delivery     mission    & Sales       Total
                                ----------    ---------    -------   ---------    ----------
Balance at January 1, 2002 ...   $ 927,819    $ 267,152    $ 84,172    $     -    $1,279,143
Income tax adjustment ........           -       (4,000)          -          -        (4,000)
                                 ---------    ---------    --------    -------    ----------
Balance at December 31, 2002..     927,819      263,152      84,172          -     1,275,143
Income tax adjustment ........        (338)        (246)       (105)         -          (689)
                                 ---------    ---------    --------    -------    ----------
Balance at December 31, 2003..   $ 927,481    $ 262,906    $ 84,067    $     -    $1,274,454
                                 =========    =========    ========    =======    ==========

(2)  JOINTLY OWNED UTILITY PLANT

Refer to Note (2) of MidAmerican Energy's Notes to Consolidated Financial Statements.

(3)  INVENTORIES

Refer to Note (3) of MidAmerican Energy's Notes to Consolidated Financial Statements.

(4)  COMMITMENTS AND CONTINGENCIES

Refer  to  Notes  (4)(a)  through  (4)(g)  of  MidAmerican   Energy's  Notes  to
Consolidated   Financial  Statements  for  MidAmerican  Energy  commitments  and contingencies disclosures.

     (h)  Other Commitments and Contingencies

InterCoast Capital has issued a letter of credit totaling $6.0 million in conjunction with an energy project investment, $0.9 million of which was drawn as of December 31, 2003. The letter of credit is reflected in Other Liabilities-Other on MidAmerican Funding`s Consolidated Balance Sheets.

MidAmerican Funding is involved in a number of other legal proceedings and claims. While management is unable to predict the ultimate outcome of these matters, it is not expected that their resolution will have a material adverse effect on the results of operations and financial condition.

(5)  LONG-TERM DEBT

MidAmerican Funding's sinking fund requirements and maturities of long-term debt for 2004 through 2008 are approximately $56 million, $91 million, $161 million, $2 million and zero, respectively. Refer to MidAmerican Funding's Consolidated Statements of Capitalization for detail of long-term debt.

MidAmerican Energy's Variable Rate Pollution Control Revenue Obligations bear interest at rates that are periodically established through remarketing of the bonds in the short-term tax-exempt market. MidAmerican Energy, at its option, may change the mode of interest calculation for these bonds by selecting from among several alternative floating or fixed rate modes. The interest rate shown in the Consolidated Statements of

Capitalization is the weighted average interest rate as of December 31, 2003 and 2002. MidAmerican Energy maintains a revolving credit facility agreement to provide liquidity for holders of these issues.

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

MidAmerican Funding may redeem any series of the notes and bonds in whole or in part at any time at a redemption price equal to the sum of:

     o    the greater of the following:

          (1)  100% of the principal amount of the series being redeemed, and

          (2) the sum of the present values of the remaining scheduled payments of principal and interest on the series being redeemed, discounted to the date of redemption on a semiannual basis at the treasury yield plus (x) 15 basis points in the case of the 2009 notes (y) 20 basis points in the case of the 2011 notes , or (z) 25 basis points in the case of the 2029 Bonds, plus

     o accrued and unpaid interest on the securities being redeemed to the date of redemption.

MidAmerican Funding uses distributions that it receives from its subsidiaries to make payments on the Notes and Bonds. These subsidiaries must make payments on their own indebtedness before making distributions to MidAmerican Funding. The distributions are also subject to utility regulatory restrictions agreed to by MidAmerican Energy in March 1999 whereby it committed to the Iowa Utilities
Board ("IUB") to use commercially reasonable efforts to maintain an investment grade rating on its long-term debt and to maintain its common equity level above 42% of total capitalization unless circumstances beyond its control result in the common equity level decreasing to below 39% of total capitalization. MidAmerican Energy must seek the approval of the IUB of a reasonable utility capital structure if MidAmerican Energy's common equity level decreases below 42% of total capitalization, unless the decrease is beyond the control of MidAmerican Energy. MidAmerican Energy is also required to seek the approval of the IUB if MidAmerican Energy's equity level decreases to below 39%, even if the decrease is due to circumstances beyond the control of MidAmerican Energy.

As of December 31, 2003, MidAmerican Funding and MidAmerican Energy were each in compliance with all of their applicable long-term debt covenants.

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

(6)    SHORT-TERM BORROWING

Interim financing of working capital needs and the construction program may be obtained with unaffiliated parties from the sale of commercial paper or short-term borrowing from banks. Information regarding short-term debt follows (dollars in thousands):

                                                          2003       2002
                                                         -------    -------


Balance at year-end ..................................   $48,000    $55,000
Weighted average interest rate on year-end balance....       1.0%       1.3%
Average daily amount outstanding during the year .....   $ 1,960    $ 9,068
Weighted average interest rate on average daily
  amount outstanding during the year ................       1.2%       1.8%

MidAmerican Energy has authority from the FERC to issue through April 14, 2005, short-term debt in the form of commercial paper and bank notes aggregating $500 million. MidAmerican Energy has in place a $370.4 million revolving credit facility expiring January 13, 2005, which supports its $250 million commercial paper program and its variable rate pollution control revenue obligations. In addition, MidAmerican Energy has a $5.0 million line of credit, which expires July 1, 2004. As of December 31, 2003, commercial paper and bank notes totaled $48.0 million for MidAmerican Energy. MHC has a $4.0 million line of credit, expiring July 1, 2004, under which zero was outstanding at December 31, 2003. As of December 31, 2003, InterCoast Capital had a $5.1 million line of credit expiring July 1, 2004, to support a $5.1 million letter of credit, net of amounts drawn, provided to an energy project in which it has invested. A liability is reflected on MidAmerican Funding's Consolidated Balance Sheets for the letter of credit, net of amounts drawn.

(7)  PREFERRED SECURITIES

Refer to Note (7) of MidAmerican Energy's Notes to Consolidated Financial Statements.

(8)  RISK MANAGEMENT AND ENERGY TRADING

Refer to Note (8) of MidAmerican Energy's Notes to Consolidated Financial Statements for a discussion of MidAmerican Funding's commodity price, energy trading and weather risks.

(9)  CONCENTRATION OF CREDIT RISK

Refer to Note  (9) of  MidAmerican  Energy's  Notes  to  Consolidated  Financial
Statements  for  information   regarding   concentration   of  credit  risk  for
MidAmerican Energy.

As disclosed in Note (1)(f), MidAmerican Capital has provided equity capital for five commercial aircraft leased to major domestic airlines. As of December 31, 2003, the net receivables under these agreements totaled $20.9 million.

(10) RATE MATTERS

Refer to Note (10) of MidAmerican Energy's Notes to Consolidated Financial Statements.

(11)   RETIREMENT PLANS

Refer to Note (11) of MidAmerican Energy's Notes to Consolidated Financial Statements for additional information regarding MidAmerican Funding's pension, supplemental retirement and postretirement benefit plans.

MidAmerican Funding allocated pension and postretirement costs to its parent and other affiliates in each of the years ended December 31, as follows (in millions):

                                            2003      2002      2001
                                           -----      ----      ----
            Pension costs ...........      $11.6      $8.1      $5.2
            Postretirement costs ....        4.2       1.5       1.0

(12) SEGMENT INFORMATION

MidAmerican Funding has identified four reportable operating segments based principally on management structure. The generation segment derives most of its revenue from the sale of regulated and nonregulated wholesale electricity and natural gas. The energy delivery segment derives its revenue principally from the sale and delivery of regulated retail electricity and natural gas, while the transmission segment obtains most of its revenue from the sale of electric transmission capacity. The marketing and sales segment receives its revenue principally from nonregulated retail sales of natural gas and electricity. Common operating costs, interest income, interest expense and income tax expense are allocated to each segment based on MidAmerican Energy allocators most related to the nature of the cost.

The energy delivery and transmission segments and substantially all of the generation segment are regulated as to rates, and other factors, related to services to external customers. Regulated electric retail revenues are billed to external customers by the energy delivery segment based on bundled tariffs that do not segregate components for the other segments. For internal segment reporting purposes, MidAmerican Energy has developed transfer prices to transfer the appropriate portion of those revenues to the other segments. The transfer prices are based on cost of service or tariffed rates, except for the generation segment which receives the residual.

MidAmerican Funding's external revenues by product and services are displayed on the Consolidated Statements of Operations.

The following tables provide information on an operating segment basis as of and for the years ended December 31 (in thousands):

                                                    2003             2002             2001
                                                 -----------      -----------      -----------
  Segment Profit Information
  --------------------------

  Operating revenues:
    External revenues -
       Generation ..........................     $   522,349      $   415,921      $   516,915
       Energy delivery .....................       1,812,547        1,625,600        1,664,462
       Transmission ........................          25,916           20,721           22,852
       Marketing & sales ...................         235,000          173,917          163,020
       Other ...............................           4,427            4,720           21,401
                                                 -----------      -----------      -----------
         Total .............................       2,600,239        2,240,879        2,388,650
                                                 -----------      -----------      -----------

    Intersegment revenues -
       Generation ..........................         629,939          651,342          606,164
       Energy delivery .....................        (690,126)        (708,953)        (664,099)
       Transmission ........................          57,946           55,207           55,086
       Marketing & sales ...................           2,241            2,404            2,727
       Other ...............................               -                -              122
                                                 -----------      -----------      -----------
         Total .............................               -                -                -
                                                 -----------      -----------      -----------

    Consolidated ...........................     $ 2,600,239      $ 2,240,879      $ 2,388,650
                                                 ===========      ===========      ===========

  Depreciation and amortization expense (a):
    Generation .............................     $   145,645      $   139,054      $   133,681
    Energy delivery ........................         121,296          117,893          106,496
    Transmission ...........................          11,641            8,972            8,900
    Marketing & sales ......................           2,221            2,527            2,022
    Other ..................................             198              966           35,491
                                                 -----------      -----------      -----------
       Total ...............................     $   281,001      $   269,412      $   286,590
                                                 ===========      ===========      ===========

  Interest and dividend income:
    Generation .............................     $     2,284      $     3,783      $     5,450
    Energy delivery ........................           2,307            4,468            6,727
    Transmission ...........................             346              530              822
    Marketing & sales ......................              19               51               70
    Other ..................................             117           12,283           15,382
                                                 -----------      -----------      -----------
       Total ...............................           5,073           21,115           28,451
    Intersegment eliminations ..............             (98)          (1,479)          (5,107)
                                                 -----------      -----------      -----------
       Consolidated ........................     $     4,975      $    19,636      $    23,344
                                                 ===========      ===========      ===========

  Fixed charges:
    Generation .............................     $    30,364      $    29,989      $    31,726
    Energy delivery ........................          37,745           40,737           42,654
    Transmission ...........................           4,416            4,892            5,401
    Marketing & sales ......................             325              366              363
    Other ..................................          47,472           49,226           51,467
                                                 -----------      -----------      -----------
       Total ...............................         120,322          125,210          131,611
    Intersegment eliminations ..............             (98)          (1,479)          (5,107)
                                                 -----------      -----------      -----------
       Consolidated ........................     $   120,224      $   123,731      $   126,504
                                                 ===========      ===========      ===========


                                                    2003             2002             2001
                                                 -----------      -----------      -----------
  Segment Profit Information (continued)
  --------------------------------------

  Income before income taxes:
    Generation .............................     $   153,046      $   150,040      $   142,637
    Energy delivery ........................         111,089          101,176           84,334
    Transmission ...........................          47,364           40,403           39,514
    Marketing & sales ......................           6,943            1,499           (5,799)
    Other ..................................         (51,188)         (56,620)         (61,911)
                                                 -----------      -----------      -----------
       Total ...............................     $   267,254      $   236,498      $   198,775
                                                 ===========      ===========      ===========

  Segment Asset Information

  Capital expenditures:
    Generation .............................     $   215,952      $   197,666      $    87,296
    Energy delivery ........................         143,507          151,178          159,302
    Transmission ...........................          16,759            7,504            3,733
    Marketing & sales ......................           1,257            1,110            1,963
    Other ..................................           1,055              736              320
                                                 -----------      -----------      -----------
       Total ...............................     $   378,530      $   358,194      $   252,614
                                                 ===========      ===========      ===========

  Total assets (b):
    Generation .............................     $ 2,567,360      $ 2,321,090      $ 2,210,569
    Energy delivery ........................       2,797,524        2,499,462        2,382,006
    Transmission ...........................         326,607          306,223          310,429
    Marketing & sales ......................          56,743           52,143           51,164
    Other ..................................         200,863          179,141          506,331
                                                 -----------      -----------      -----------
       Total ...............................       5,949,097        5,358,059        5,460,499
     Reclassifications and
        intersegment eliminations (c) ......        (211,483)        (192,003)        (277,792)
                                                 -----------      -----------      -----------
     Consolidated ..........................     $ 5,737,614      $ 5,166,056      $ 5,182,707
                                                 ===========      ===========      ===========

(a) Depreciation and amortization expense above includes depreciation related to nonregulated operations and, for 2001, goodwill amortization, which are included in Nonregulated Operating Expenses - Other on the Consolidated Statements of Operations.

(b) Total assets by operating segment reflect the assignment of goodwill to applicable reporting units in accordance with SFAS No. 142.

(c) Reclassifications and intersegment eliminations relate principally to the reclassification of income tax balances in accordance with generally accepted accounting principles and the elimination of intersegment accounts receivables and payables.

(13) INCOME TAXES

MidAmerican Funding is included in the MidAmerican Energy Holdings consolidated income tax returns. However, MidAmerican Funding's income tax liability is computed on a stand-alone basis.

MidAmerican Funding's income tax expense includes the following for the years ended December 31 (in thousands):

                                    2003           2002           2001
                                 ---------      ---------      ---------

  Current:
    Federal ................     $  79,848      $ 129,922      $  99,662
    State ..................        25,672         44,421         28,569
                                 ---------      ---------      ---------
                                   105,520        174,343        128,231
                                 ---------      ---------      ---------
  Deferred:
    Federal ................         8,471        (54,193)       (23,373)
    State ..................           463        (15,962)        (4,253)
                                 ---------      ---------      ---------
                                     8,934        (70,155)       (27,626)

  Investment tax credit, net        (4,376)        (4,406)        (4,917)
                                 ---------      ---------      ---------
    Total ..................     $ 110,078      $  99,782      $  95,688
                                 =========      =========      =========

The following table is a reconciliation of the statutory federal income tax rate
and  the  effective   federal  and  state  income  tax  rate  indicated  by  the
Consolidated Statements of Operations for the years ended December 31:

                                                         2003     2002     2001
                                                         ----     ----     ----

Statutory federal income tax rate ...................     35%      35%      35%
Amortization of investment tax credit ...............     (2)      (2)      (2)
State income tax, net of federal income tax benefit..      6        8        8
Goodwill amortization ...............................      -        -        6
Other ...............................................      2        1        1
                                                         ---      ---      ---
Effective federal and state income tax rate .........     41%      42%      48%
                                                         ===      ===      ===

Included in Deferred Income Taxes in the Consolidated Balance Sheets as of December 31 are deferred tax assets and deferred tax liabilities as follows (in thousands):

                                                        2003        2002
                                                      --------    --------

Deferred tax assets related to:
  Revenue sharing ................................    $ 63,243    $ 46,428
  Nuclear reserves and decommissioning ...........      35,956      28,411
  Pensions .......................................      35,410      31,985
  Investment tax credits .........................      35,213      38,296
  Accrued liabilities ............................       6,989       1,094
  Unrealized losses, net .........................       1,002         718
  Fuel cost recoveries ...........................           -       9,558
  Other ..........................................       7,743       6,859
                                                      --------    --------
                                                       185,556     163,349
                                                      --------    --------

Deferred tax liabilities related to:
  Depreciable property ...........................     477,749     460,886
  Income taxes recoverable through future rates ..     142,598     159,411
  Fuel cost recoveries ...........................      12,864           -
  Reacquired debt ................................       5,665       4,914
                                                      --------    --------
                                                       638,876     625,211
                                                      --------    --------
Net deferred income tax liability ................    $453,320    $461,862
                                                      ========    ========

(14) FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying amount and estimated fair value of the named financial instruments as of December 31 (in thousands):

                                                           2003                      2002
                                                 -----------------------   ------------------------
                                                  Carrying       Fair       Carrying       Fair
                                                   Amount       Value        Amount        Value
                                                 ----------   ----------   ----------   -----------

Financial instruments owned:
  Equity investments carried at cost .........   $    3,960   $    7,684   $    6,072   $    9,288

Financial instruments issued:
  Long-term debt, including current portion ..    1,828,647    1,931,086    1,753,418    1,849,314

Substantially all of MidAmerican Funding's investments in debt and equity securities as of December 31, 2003 and 2002, relate to its Quad Cities Station decommissioning trust. Refer to Note (14) in MidAmerican Energy's Notes to Consolidated Financial Statements for additional information.

On January 1, 2001, InterCoast Capital's portfolio of preferred stock investments was transferred from the available-for-sale category to the trading category, as permitted by SFAS No. 133. Liquidation of the portfolio was completed in 2003. For trading securities held at December 31, 2002, unrealized gains and losses reflected in the Consolidated Statement of Operations totaled a net gain of $0.1 million for the year ended December 31, 2002. Earnings for the year ended December 31, 2001, include gross gains of $3.4 million and gross losses of $5.8 million as a result of the transfer in January 2001. Unrealized gains and losses on trading securities held at December 31, 2001, including the effect of the transfer of those securities to the trading category, totaled a net loss of $1.6 million for the year ended December 31, 2001.

(15) NON-OPERATING OTHER INCOME AND EXPENSE

Non-Operating Income - Other Income and Other Expense as shown on the Consolidated Statements of Operations include the following for the years ended December 31 (in thousands):

                                                           2003      2002      2001
                                                         -------   -------   -------
Other income:
  Allowance for equity funds used during
    construction .....................................   $11,377   $ 8,621   $ 1,571
  Corporate-owned life insurance income ..............     6,317     1,330     5,265
  Lawsuit settlement .................................     3,083         -         -
  Income from equity method investments ..............     1,755     7,919     5,118
  Gross-up of contributions for construction .........       866       969       885
  Other venture capital investments ..................       223       358     1,783
  Energy project distribution ........................       109       408       857
  Gain on sale of assets, net ........................        57     4,212     1,358
  Fee for sold receivables ...........................         -     1,340     2,864
  Other ..............................................       740     1,815     2,010
                                                         -------   -------   -------
    Total ............................................   $24,527   $26,972   $21,711
                                                         =======   =======   =======

Other expense:
  Write down of equity method investments ............   $ 4,307   $ 5,118  $      -
  Write down of other venture capital investments ....     2,068     1,468         -
  Write down of impaired airplane leases .............         -    12,634         -
  Discount on sold receivables .......................         -     6,397    16,010
  Write off interest receivable related to a venture
    capital investment ...............................         -     2,718         -
  Other - primarily items not recoverable from
    MidAmerican Energy's regulated utility customers..     3,721     2,938     2,727
                                                         -------   -------   -------
    Total ............................................   $10,096   $31,273   $18,737
                                                         =======   =======   =======

The impairment of airplane leases in 2002 was the result of the financial decline of United Air Lines, Inc. Fair values for the leases were determined as a result of lease restructuring negotiations and by obtaining values for similar planes in the market at the time.

(16) AFFILIATED COMPANY TRANSACTIONS

The companies identified as affiliates are MidAmerican Energy Holdings and its subsidiaries. The basis for these charges is provided for in service agreements between MidAmerican Funding and its affiliates. MidAmerican Funding reimbursed MidAmerican Energy Holdings in the amount of $12.2 million, $10.4 million and $13.8 million in 2003, 2002 and 2001, respectively, for its allocated share of corporate expenses. In 2001, MidAmerican Energy acquired a gas turbine equipment purchase contract from MidAmerican Energy Holdings for $22.0 million.

MidAmerican Funding was reimbursed for charges incurred on behalf of its affiliates. The majority of these reimbursed expenses was for allocated employee wages and benefits, insurance, computer costs, administrative services, travel expenses and general and administrative expenses: including treasury, legal and accounting functions. The amount of such expenses was $46.2 million, $29.8 million and $20.1 million for 2003, 2002 and 2001, respectively.

MidAmerican Energy has an agreement with Cordova Energy Company LLC, a subsidiary of MidAmerican Energy Holdings, to purchase electric capacity and energy from a gas-fired combined cycle generation plant which started commercial operational in June 2001. The agreement, which terminates in May 2004, provides for MidAmerican Energy to purchase up to 50% of the net capacity of the plant and to supply the fuel stock required to generate the energy purchased. MidAmerican Energy's payment for monthly capacity charges totaled $26.6 million for 2003, $21.2 million for 2002 and $18.1 million for 2001.

In August 2002, Northern Natural Gas Company ("NNG") became an affiliate of MidAmerican Funding when NNG was purchased by MidAmerican Energy Holdings. NNG has been and is one of MidAmerican Energy's suppliers of natural gas transportation and storage capacity. MidAmerican Energy had net purchases of $53.5 million of natural gas transportation and storage capacity from NNG in 2003 and $17.9 million in August through December 2002.

MHC has a $200 million revolving credit arrangement with MidAmerican Energy Holdings carrying interest at the 30-day LIBOR rate plus 25 basis points. Outstanding balances are unsecured and due on demand. As of December 31, 2003, the outstanding balance was $10.5 million at an interest rate of 1.42% and is reflected as Note Payable to Affiliate on the Consolidated Balance Sheet.

MidAmerican Energy Holdings has a $100 million revolving credit arrangement, carrying interest at the 30-day LIBOR rate plus 25 basis points, to borrow from MHC. Outstanding balances are unsecured and due on demand. The outstanding balance was zero at December 31, 2002, and throughout 2003. At December 31, 2001, the outstanding balance on the note was $78.9 million. In 2002 and 2001, a subsidiary of MHC had a note receivable from MidAmerican Energy Holdings carrying interest of 5.75% annually. The outstanding balance was zero at December 31, 2002. At December 31, 2001, the outstanding balance on the note was $73.0 million. MidAmerican Funding's interest income from the notes totaled $4.7 million and $7.2 million in 2002 and 2001, respectively.

MidAmerican Funding had accounts receivable from affiliates of $11.3 million and $8.8 million as of December 31, 2003 and 2002, respectively, included in Receivables on the Consolidated Balance Sheets. MidAmerican Funding also had accounts payable to affiliates of $1.4 million and $2.7 million as of December 31, 2003 and 2002, respectively, which is included in Accounts Payable on the Consolidated Balance Sheets.

The indenture pertaining to MidAmerican Funding's long term debt restricts MidAmerican Funding from paying a distribution on its equity securities, unless after making such distribution either its debt to total capital ratio does not exceed 0.67:1 and its interest coverage ratio is not less than 2.2:1 or its senior secured long term debt rating is at least BBB or its equivalent. MidAmerican Funding may seek a release from this restriction upon delivery to the indenture trustee of written confirmation from the ratings agencies that without this restriction MidAmerican Funding's senior secured long term debt would be rated at least BBB+.

(17) UNAUDITED QUARTERLY OPERATING RESULTS

                                                   2003
                              -----------------------------------------------
                                1st          2nd          3rd         4th
                              Quarter      Quarter      Quarter      Quarter
                              --------     --------     --------     --------
                                        (In thousands)

Operating revenues ......     $815,916     $536,440     $577,281     $670,602
Operating income ........      115,743       69,604      130,706       51,815
Net income ..............       50,353       26,293       57,444       23,086

                                                   2002
                              -----------------------------------------------
                                1st          2nd          3rd          4th
                              Quarter      Quarter      Quarter      Quarter
                              --------     --------     --------     --------
                                         (In thousands)

Operating revenues.......     $575,035     $493,856     $556,284     $615,704
Operating income.........       91,379       64,817      133,803       59,989
Net income...............       38,428       22,705       63,547       12,036

Quarterly data reflect seasonal variations common in the utility industry. The increase in earnings for the first quarter of 2003 compared to 2002 was due to colder weather in the first quarter of 2003 and a decrease in expenses related to Cooper Nuclear Station as a result of the restructuring of the related contract in August 2002. The increase in net income for the fourth quarter of 2003 compared to 2002 is due principally to the impairment of airplane leases in 2002. Refer to Note (15) of these Notes to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

With the supervision and participation of MidAmerican Funding's and MidAmerican Energy's management, including their respective persons acting as chief executive officer and chief financial officer, each company performed an evaluation regarding the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2003. Based on that evaluation, MidAmerican Funding's and MidAmerican Energy's management, including their respective persons acting as chief executive officer and chief financial officer, concluded that their respective disclosure controls and procedures were effective. There have been no significant changes in MidAmerican Funding's or MidAmerican Energy's internal controls or in other factors that could significantly affect internal controls.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

MIDAMERICAN ENERGY

Information   concerning  the  current  directors  and  executive   officers  of
MidAmerican Energy is as follows:

Identification
--------------
                                                        Served in      Served as
                              Present                    Present        Director
Name                   Age    Position                Position Since     Since
----                   ---    --------                --------------   ---------


Jack L. Alexander       56    Senior Vice President        1998          2002
                                and Director

Keith D. Hartje         54    Senior Vice President        1999

Todd M. Raba            47    Senior Vice President        2001          2002
                                and Director

Brian K. Hankel         41    Vice President, Treasurer    1999          2002
                                and Director

Thomas B. Specketer     47    Vice President and           1999
                                and Controller

The Board of Directors elects officers annually. There are no family relationships among these officers, nor any arrangements or understanding between any officer and any other person pursuant to which the officer was selected.

Business Experience
-------------------

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

MIDAMERICAN FUNDING

Information   concerning  the  current   managers  and  executive   officers  of
MidAmerican Funding is as follows:

Identification
--------------
                                                         Served in     Served as
                            Present                       Present       Manager
Name                 Age    Position                   Position Since    Since
----                 ---    --------                   --------------  ---------


David L. Sokol        47    Chief Executive Officer
                              and Manager                     1999        1999

Gregory E. Abel       41    President and Chief Operating
                              Officer and Manager             1999        2001

Douglas L. Anderson   46    Vice President and
                              General Counsel                 2002

Patrick J. Goodman    37    Vice President and Treasurer      1999

Ronald W. Roskens     71    Independent Manager               2003        2003

The Board of Managers elects officers annually. There are no family relationships among these officers, nor any arrangements or understanding between any officer and any other person pursuant to which the officer was selected.

Business Experience
-------------------

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

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

During the fiscal year ended December 31, 2003 and as of the date of this Report, MidAmerican Funding's Board of Managers and MidAmerican Energy's Board of Directors had no committees, including any audit committee. Neither MidAmerican Funding nor MidAmerican Energy have any securities listed on any securities exchange and neither is required to have an audit committee. However, the audit committee of MEHC is acting as the audit committee for the companies.

CODE OF ETHICS

MidAmerican Funding and MidAmerican Energy each have adopted a code of ethics that applies to its principal executive officer or officers, principal financial officer and to its controller, or persons acting in such capacities. The code of ethics is filed as an exhibit to this annual report on Form 10-K.


ITEM 11. EXECUTIVE COMPENSATION

Information required by Item 11 is omitted pursuant to General Instruction I(2)(c) to Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 12 is omitted pursuant to General Instruction I(2)(c) to Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by Item 13 is omitted pursuant to General Instruction I(2)(c) to Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees billed to MidAmerican Funding and its subsidiaries, including MidAmerican Energy, and to MidAmerican Energy separately, during the fiscal years ending December 31, 2003 and 2002 by their principal accounting firm, Deloitte & Touche LLP and their respective affiliates (collectively, "Deloitte & Touche"), are set forth below. The Audit Committees of MidAmerican Funding's Board of Managers and MidAmerican Energy's Board of Directors have each considered whether the provision of the non-audit services described below is compatible with maintaining the principal accountant's independence.

                                    MidAmerican Funding   MidAmerican Energy
                                    -------------------   -----------------
                                      2003       2002       2003       2002
                                     ------     ------     ------     ------
                                                 (In thousands)
    Audit Fees (1) ..............    $626.0     $529.7     $563.4     $476.7
    Audit-Related Fees (2) ......      32.3       43.1       29.1       38.8
    Tax Fees (3) ................     282.0      407.3      253.8      365.6
    All Other Fees (4) ..........         -          -          -          -
                                     ------     ------     ------     ------
      Total aggregate fees billed    $940.3     $980.1     $846.3     $881.1
                                     ======     ======     ======     ======

(1) Includes the aggregate fees billed for each of the last two fiscal years for professional services rendered by Deloitte & Touche for the audit of MidAmerican Funding's and MidAmerican Energy's respective annual financial statements and the review of their respective financial statements included in Form 10-Q or for services that are normally provided by Deloitte & Touche in connection with statutory and regulatory filings or engagements for those fiscal years.

(2) Includes the aggregate fees billed in each of the last two fiscal years for assurance and related services by Deloitte & Touche that are reasonably related to the performance of the audit or review of each registrant's financial statements. Services included in this category include audits of benefit plans, due diligence for possible acquisitions and consultation pertaining to new and proposed accounting and regulatory rules.

(3) Includes the aggregate fees billed in each of the last two fiscal years for professional services rendered by Deloitte & Touche for tax compliance, tax advice, and tax planning.

(4) Includes the aggregate fees billed in each of the last two fiscal years for products and services provided by Deloitte & Touche, other than the services reported as "Audit Fees", "Audit-Related Fees", or "Tax Fees".

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements (included herein)

     Consolidated financial statements of MidAmerican Energy and MidAmerican Funding, as well as the Independent Auditors' Report, are included in Item 8 of this Form 10-K.

     (a)(2) Financial Statement Schedules

     The  following   schedules   should  be  read  in   conjunction   with  the
     aforementioned financial statements.

                                                                            Page
                                                                            ----
     MidAmerican Energy Company Consolidated Valuation and Qualifying
       Accounts (Schedule II) ...............................................113

     MidAmerican Funding, LLC Consolidated Valuation and Qualifying
       Accounts (Schedule II)................................................114

Other schedules are omitted because they are not required or the information therein is not applicable, or is reflected in the consolidated financial statements or notes thereto.

     (b)  Reports on Form 8-K

On October 20, 2003, MidAmerican Energy filed a Form 8-K, dated October 20, 2003, discussing the Iowa Utilities Board's approval on October 17, 2003, of a settlement agreement between MidAmerican Energy and the Iowa Office of Consumer Advocate. A related news release is included as an exhibit to the filing.

     (c)  Exhibits

See Exhibits Index on page 117.

                                                                SCHEDULE II
                           MIDAMERICAN ENERGY COMPANY
                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2003
                                 (IN THOUSANDS)


   Column A                       Column B     Column C    Column D     Column E

                                  Balance at   Additions                Balance
                                  Beginning     Charged                  at End
         Description               of Year     to Income   Deductions   of Year
         -----------              ----------   ---------   ----------   --------

Reserves Deducted From Assets
   To Which They Apply:

  Reserve for uncollectible
    accounts receivable:

    Year ended 2003..............    $7,615    $ 9,909    $(10,040)    $7,484
                                     ======    =======    ========     ======

    Year ended 2002..............    $  627    $ 8,982    $ (1,994)    $7,615
                                     ======    =======    =========    ======

    Year ended 2001..............    $  102    $15,266    $(14,741)    $  627
                                     ======    =======    ========     ======



Reserves Not Deducted From
  Assets (1):

  Year ended 2003................    $8,198    $ 3,427    $ (2,846)    $8,779
                                     ======    =======    ========     ======

  Year ended 2002................    $7,802    $ 2,798    $ (2,402)    $8,198
                                     ======    =======    ========     ======

  Year ended 2001................    $8,146    $ 2,766    $ (3,110)    $7,802
                                     ======    =======    ========     ======


(1) Reserves not deducted from assets include estimated liabilities for losses retained by MidAmerican Energy for workers compensation, public liability and property damage claims.

                                                                  SCHEDULE II


                            MIDAMERICAN FUNDING, LLC
                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2003
                                 (IN THOUSANDS)


   Column A                        Column B    Column C   Column D     Column E

                                  Balance at   Additions               Balance
                                  Beginning    Charged                  at End
         Description               of Year     to Income  Deductions   of Year
         -----------              ----------   ---------  ----------   --------

Reserves Deducted From Assets
   To Which They Apply:

   Reserve for uncollectible
     accounts receivable:

     Year ended 2003.............    $7,685    $ 9,909    $(10,040)    $7,554
                                     ======    =======    ========     ======

     Year ended 2002.............    $  733    $ 8,946    $ (1,994)    $7,685
                                     ======    =======    ========     ======

     Year ended 2001.............    $  300    $15,314    $(14,881)    $  733
                                     ======    =======    ========     ======


Reserves Not Deducted From
  Assets (1):

     Year ended 2003.............    $9,166    $ 3,427    $ (2,856)    $9,737
                                     ======    =======    ========     ======

     Year ended 2002.............    $8,770    $ 2,798    $ (2,402)    $9,166
                                     ======    =======    ========     ======

     Year ended 2001.............    $9,867    $ 2,612    $ (3,709)    $8,770
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

                                       MIDAMERICAN ENERGY COMPANY
                                       --------------------------
                                               Registrant

Date: February 9, 2004                 By /s/ Jack L. Alexander
                                         ------------------------------------
                                             (Jack L. Alexander)
                                              Senior Vice President
                                             (co-chief executive officer)

                                       By /s/ Todd M. Raba
                                         ------------------------------------
                                             (Todd M. Raba)
                                              Senior Vice President
                                             (co-chief executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

       Signature                   Title                        Date
       ---------                   -----                        ----



  /s/  Thomas B. Specketer      Vice President and Controller   February 9, 2004
----------------------------    (principal financial and
      (Thomas B. Specketer)      accounting officer)




  /s/  Jack L. Alexander        Senior Vice President           February 9, 2004
----------------------------    and Director
      (Jack L. Alexander)




  /s/  Brian K. Hankel          Vice President and              February 9, 2004
----------------------------    Director
      (Brian K. Hankel)




  /s/  Todd M. Raba             Senior Vice President           February 9, 2004
----------------------------    and Director
      (Todd M. Raba)

                            MIDAMERICAN FUNDING, LLC

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         MIDAMERICAN FUNDING, LLC
                                         ------------------------
                                                 Registrant


Date: February 9, 2004                   By /s/  David L. Sokol
                                           -----------------------------
                                                (David L. Sokol)
                                                 Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

       Signature                  Title                         Date
       ---------                  -----                         ----




  /s/  David L. Sokol           Chief Executive Officer         February 9, 2004
----------------------------
      (David L. Sokol)




  /s/  Patrick J. Goodman       Vice President and Treasurer    February 9, 2004
----------------------------    (principal financial and
      (Patrick J. Goodman)       accounting officer)




  /s/  Gregory E. Abel          Manager                         February 9, 2004
----------------------------
      (Gregory E. Abel)




  /s/ Ronald W. Roskens         Manager                         February 9, 2004
----------------------------
     (Ronald W. Roskens)

                                  EXHIBIT INDEX

EXHIBITS FILED HEREWITH

MidAmerican Energy
------------------

14.1 Code of Ethics for Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer.

23    Consent of Deloitte & Touche LLP

24.1  Power of Attorney

31.1  Section 302 Certification for Form 10-K (co-chief executive officer)

31.2  Section 302 Certification for Form 10-K (co-chief executive officer)

31.3  Section 302 Certification for Form 10-K (chief financial officer)

32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (co-chief executive officer)

32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (co-chief executive officer)

32.3 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (chief financial officer)

MidAmerican Funding
-------------------

14.2 Code of Ethics for Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer.

24.2  Power of Attorney

31.4  Section 302 Certification for Form 10-K (chief executive officer)

31.5  Section 302 Certification for Form 10-K (chief financial officer)

32.4 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (chief executive officer)

32.5 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (chief financial officer)


EXHIBITS INCORPORATED BY REFERENCE

MidAmerican Energy
------------------

3.1 Restated Articles of Incorporation of MidAmerican Energy Company, as amended October 27, 1998. (Filed as Exhibit 3.3 to MidAmerican Energy 's Quarterly Report on Form 10-Q for the period ended September 30, 1998, Commission File No. 1-11505.)

3.2 Restated Bylaws of MidAmerican Energy Company, as amended July 24, 1996. (Filed as Exhibit 3.1 to MidAmerican Energy's Quarterly Report on Form 10-Q for the period ended June 30, 1996, Commission File No. 1-11505.)

MidAmerican Funding
-------------------

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

MidAmerican Energy and MidAmerican Funding
------------------------------------------

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

10.5 Iowa-Illinois Gas and Electric Company Supplemental Retirement Plan for Principal Officers, as amended as of July 28, 1994. (Filed as an Exhibit to Iowa-Illinois' Annual Report on Form 10-K for the year ended December 31, 1994, Commission File No. 1-3573.)

10.6 Iowa-Illinois Gas and Electric Company Compensation Deferral Plan for Principal Officers, as amended as of July 1, 1993. (Filed as Exhibit 10.K.2 to Iowa-Illinois' Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 1-3573.)

10.7 Iowa-Illinois Gas and Electric Company Board of Directors' Compensation Deferral Plan. (Filed as Exhibit 10.K.4 to Iowa-Illinois' Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 1-3573.)

10.8 Amendment No. 1 to the Midwest Resources Inc. Supplemental Retirement Plan. (Filed as Exhibit 10.24 to Midwest Resources' Annual Report on Form 10-K for the year ended December 31, 1994, Commission File No. 1-10654.)

10.9 Form of Indemnity Agreement between MidAmerican Energy Company and its directors and officers. (Filed as Exhibit 10.37 to MidAmerican Energy's Annual Report on Form 10-K dated December 31, 1995, Commission File No. 1-11505.)

10.10 Iowa Utilities Board Order Approving Settlement With Modifications, issued December 21, 2001, in regards to MidAmerican Energy Company (Filed as
      Exhibit 10.7 to MidAmerican Energy's Annual Report on Form 10-K dated December 31, 2001, Commission File No. 1-11505.)

10.11 Stipulation  and  Agreement  in  Regard  to  MidAmerican   Energy  Company
      Ratemaking Principles for Wind Energy Investment, approved by the Iowa Utilities Board on October 17, 2003 (Filed as Exhibit 10 to MidAmerican Funding's and MidAmerican Energy's joint Form 10-Q for the quarter ended September 30, 2003; Commission File Nos. 333-90553 and 1-11505, respectively.)

Note: Pursuant to (b) (4) (iii)(A) of Item 601 of Regulation S-K, the Company has not filed as an exhibit to this Form 10-K certain instruments with respect to long-term debt not registered in which the total amount of securities authorized thereunder does not exceed 10% of total assets of the Company, but hereby agrees to furnish to the Commission on request any such instruments.