Form 10-K/A
period 2003-12-31
MIDAMERICAN ENERGY CO; MIDAMERICAN FUNDING LLC
filed 2004-03-03
CIK 928576, 1098296

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A


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

MidAmerican Funding, LLC ("MidAmerican Funding"), and MidAmerican Energy Company ("MidAmerican Energy"), separately file this combined Form 10-K/A. Information relating to each individual registrant is filed by such registrant on its own behalf. Except for its subsidiaries, MidAmerican Energy makes no representation as to information relating to any other subsidiary of MidAmerican Funding.

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

EXPLANATORY NOTE

MidAmerican Funding and MidAmerican Energy originally filed a combined Annual Report on Form 10-K on February 9, 2004. In accordance with accounting guidance issued subsequent to that date, the originally filed Annual Report on Form 10-K is being amended to reflect the reclassification of 2002 and prior years' regulatory liabilities for the cost of removal of utility plant previously recognized within accumulated depreciation as a separate regulatory liability. This amendment does not reflect events occurring after the original filing of the Form 10-K or modify or update those disclosures except as stated in the preceding sentence.
                                      -3-

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

ITEM 6.  SELECTED FINANCIAL DATA

                           MIDAMERICAN ENERGY COMPANY
                      SELECTED CONSOLIDATED FINANCIAL DATA
                                 (IN THOUSANDS)


                                                                       DECEMBER 31
                                           ------------------------------------------------------------------
                                              2003          2002          2001          2000          1999
                                           ----------    ----------    ----------    ----------    ----------

STATEMENT OF OPERATIONS DATA:
Revenues ..............................    $2,595,812    $2,236,159    $2,367,249    $2,271,832    $1,762,350
Operating income ......................       370,820       354,997       333,574       338,756       300,064
Net income ............................       188,597       175,821       152,778       165,456       127,331
Earnings on common stock ..............       187,187       172,888       148,234       160,501       122,376

BALANCE SHEET DATA:
Total assets (a) ......................    $4,404,434    $4,209,642    $3,953,060    $4,175,473    $3,927,969
Long-term debt (b) ....................     1,128,647     1,053,418       820,594       921,682       870,499
Power purchase obligation (c) .........             -             -        25,867        52,282        68,049
Short-term borrowings .................        48,000        55,000        89,350        81,600       204,000
Preferred stock:
  Not subject to mandatory redemption .        31,759        31,759        31,759        31,759        31,759
  Subject to mandatory redemption .....             -             -       126,680       150,000       150,000
Common shareholder's equity ...........     1,318,519     1,319,139     1,226,292     1,164,356     1,057,855



(a) In January 2003, MidAmerican Energy adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," ("SFAS No. 143"). Accordingly, MidAmerican Energy recorded $114.4 million of assets related to the asset retirement obligation ("ARO") liability required by SFAS No. 143. Additionally, an accrual for non-legal ARO costs of removing electric and gas assets that was previously reflected in accumulated depreciation is now classified as a regulatory liability, thus increasing total assets. The accrual was approximately $408.6 million at December 31, 2003. Refer to Note (1)(j) of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion. MidAmerican Energy originally filed its Annual Report on Form 10-K on February 9, 2004. In accordance with accounting guidance issued subsequent to that date, prior year regulatory liabilities for the cost of removal of utility plant previously recognized within accumulated depreciation have been reclassified to Regulatory Liabilities on the Consolidated Balance Sheets. The amounts reclassified were $385.7 million, $367.9 million, $349.5 million and $318.4 million, as of December 31, 2002, 2001, 2000 and 1999, respectively.

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

                            MIDAMERICAN FUNDING, LLC
                      SELECTED CONSOLIDATED FINANCIAL DATA
                                 (IN THOUSANDS)


                                                                                                          MHC
                                                            MIDAMERICAN FUNDING                      (PREDECESSOR)
                                     --------------------------------------------------------------  -------------
                                                                                          MAR. 12        JAN. 1
                                                  YEARS ENDED DECEMBER 31,                THROUGH       THROUGH
                                     -------------------------------------------------    DEC. 31,      MAR. 11,
                                        2003         2002         2001         2000         1999          1999
                                     ----------   ----------   ----------   ----------   ----------     --------
STATEMENT OF OPERATIONS DATA:
Revenues .........................   $2,600,239   $2,240,879   $2,388,650   $2,316,343   $1,411,542     $375,884
Operating income .................      367,868      349,988      300,085      327,560      227,133       58,898
Income from continuing
  operations (a) .................      157,176      136,716      103,087      126,784      124,077       16,789
Net income .......................      157,176      136,716      103,087      126,784      135,335       17,210

                                                           AS OF DECEMBER 31,
                                     --------------------------------------------------------------
                                        2003         2002         2001         2000         1999
                                     ----------   ----------   ----------   ----------   ----------
BALANCE SHEET DATA:
Total assets (b) .................   $5,737,614   $5,551,747   $5,550,640   $5,774,916   $5,530,765
Long-term debt (c) ...............    1,828,647    1,753,418    1,544,969    1,670,636    1,642,476
Power purchase obligation (d) ....            -            -       25,867       52,282       68,049
Short-term borrowings ............       48,000       55,000       91,780       81,600      204,000
Preferred securities not subject
  to mandatory redemption ........       31,759       31,759       31,759       31,759       31,759
Preferred securities subject
  to mandatory redemption ........            -            -      126,680      150,000      151,598
Member's equity ..................    1,863,769    1,879,191    1,981,840    1,877,175    1,800,416


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


(b) In January 2003, MidAmerican Energy adopted SFAS No. 143. Accordingly, MidAmerican Energy recorded $114.4 million of assets related to the ARO liability required by SFAS No. 143. Additionally, an accrual for non-legal ARO costs of removing electric and gas assets that was previously reflected in accumulated depreciation is now classified as a regulatory liability, thus increasing total assets. The accrual was approximately $408.6 million at December 31, 2003. Refer to Note (1)(j) of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion. MidAmerican Funding originally filed its Annual Report on Form 10-K on February 9, 2004. In accordance with accounting guidance issued subsequent to that date, prior year regulatory liabilities for the cost of removal of utility plant previously recognized within accumulated depreciation have been reclassified to Regulatory Liabilities on the Consolidated Balance Sheets. The amounts reclassified were $385.7 million, $367.9 million, $349.5 million and $318.4 million, as of December 31, 2002, 2001, 2000 and 1999, respectively.



(c)  Includes amounts due within one year.

(d) On August 1, 2002, MidAmerican Energy's contract with the Nebraska Public Power District regarding Cooper Nuclear Station was restructured. As a result, the power purchase obligation and the related asset were removed from the balance sheet. Refer to Note (1)(h) of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

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
                                                              =========

The revision to the nuclear decommissioning ARO liability was due to the results of a decommissioning study in 2003. Accretion on the ARO liability is capitalized as a regulatory asset. In addition to the ARO liabilities,
MidAmerican Energy has accrued for the cost of removing other electric and gas assets through its depreciation rates, in accordance with accepted regulatory practices. The accrued balance was previously included in accumulated depreciation but was reclassified to regulatory liabilities in conjunction with the adoption of SFAS No. 143. As of December 31, 2003 and 2002, the estimated amount of such accruals included in regulatory liabilities was approximately $408.6 million and $385.7 million, respectively, based on the cost of removal component in current depreciation rates.


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



/s/  Deloitte & Touche LLP

Des Moines, Iowa
February 9, 2004
(March 1, 2004 as to Notes (1)(b), (1)(c),(1)(j) and (12))

                           MIDAMERICAN ENERGY COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                     AS OF DECEMBER 31,
                                                                 ---------------------------
                                                                    2003             2002
                                                                 -----------     -----------
                                     ASSETS
UTILITY PLANT, NET
Electric ....................................................    $ 5,030,960     $ 4,731,002
Gas .........................................................        922,099         900,209
                                                                 -----------     -----------
                                                                   5,953,059       5,631,211
Accumulated depreciation and amortization ...................     (2,810,336)     (2,625,432)
                                                                 -----------     -----------
                                                                   3,142,723       3,005,779
Construction work in progress ...............................        217,537         205,988
                                                                 -----------     -----------
                                                                   3,360,260       3,211,767
                                                                 -----------     -----------

CURRENT ASSETS
Cash and cash equivalents ...................................          3,151          28,500
Receivables, less reserves of $7,484 and $7,615, respectively        300,643         321,321
Inventories .................................................         85,465          88,492
Other .......................................................         42,459          28,655
                                                                 -----------     -----------
                                                                     431,718         466,968
                                                                 -----------     -----------

INVESTMENTS AND NONREGULATED PROPERTY, NET ..................        299,103         273,864
REGULATORY ASSETS ...........................................        261,696         204,586
OTHER ASSETS ................................................         51,657          52,457
                                                                 -----------     -----------

TOTAL ASSETS ................................................    $ 4,404,434     $ 4,209,642
                                                                 ===========     ===========

                         CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common shareholder's equity .................................    $ 1,318,519     $ 1,319,139
MidAmerican Energy preferred securities .....................         31,759          31,759
Long-term debt, excluding current portion ...................      1,072,496         947,691
                                                                 -----------     -----------
                                                                   2,422,774       2,298,589
                                                                 -----------     -----------
CURRENT LIABILITIES
Notes payable ...............................................         48,000          55,000
Current portion of long-term debt ...........................         56,151         105,727
Accounts payable ............................................        198,273         239,531
Taxes accrued ...............................................         72,558          83,063
Interest accrued ............................................         10,235           9,731
Other .......................................................         67,160          55,464
                                                                 -----------     -----------
                                                                     452,377         548,516
                                                                 -----------     -----------
OTHER LIABILITIES
Deferred income taxes .......................................        415,788         424,153
Investment tax credits ......................................         52,510          56,886
Asset retirement obligations ................................        269,124         159,757
Regulatory liabilities ......................................        574,490         499,168
Other .......................................................        217,371         222,573
                                                                 -----------     -----------
                                                                   1,529,283       1,362,537
                                                                 -----------     -----------

TOTAL CAPITALIZATION AND LIABILITIES ........................    $ 4,404,434     $ 4,209,642
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


MidAmerican Energy originally issued its 2003 consolidated financial statements on February 9, 2004. In accordance with accounting guidance issued subsequent to that date, MidAmerican Energy has adjusted its consolidated financial statements to reflect the reclassification of $385.7 million of 2002 regulatory liabilities and $367.9 million of 2001 regulatory liabilities for the cost of removal of utility plant previously recognized in Accumulated Depreciation and Amortization to Regulatory Liabilities on the Consolidated Balance Sheets. Prior to this reclassification, the following 2002 balances were: Utility Plant, Net, $2.8 billion; Total Assets, $3.8 billion; Other Liabilities, $1.0 billion; and Total Capitalization and Liabilities, $3.8 billion. Subsequent to this reclassification, the 2002 balances are: Utility Plant, Net, $3.2 billion; Total Assets, $4.2 billion; Other Liabilities, $1.4 billion; and Total Capitalization and Liabilities, $4.2 billion.



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



                                                                 As of December 31,
                                                    -----------------------------------------
                                                    Weighted Average
                                                     Remaining Life        2003        2002
                                                    ----------------     --------    --------
                                                                            (In thousands)
Regulatory assets:
  Deferred income taxes, net.......................      22 years        $108,464    $122,301
  Asset retirement obligations.....................      30 years          77,104           -
  Debt refinancing costs...........................       7 years          19,698      22,187
  Unrealized loss on regulated hedges..............        1 year          14,248           -
  Environmental costs..............................       4 years          13,995      16,588
  Minimum pension liability adjustment.............      15 years          10,996      12,072
  Nuclear generation assets........................       9 years           7,522       8,573
  Cooper Nuclear Station capital improvement costs.        1 year           7,314      16,841
  Enrichment facilities decommissioning............       4 years           1,116       1,459
  Other............................................       Various           1,239       4,565
                                                                         --------    --------
     Total.........................................                      $261,696    $204,586
                                                                         ========    ========

Regulatory liabilities:
  Cost of removal accrual..........................      22 years        $408,608    $385,691
  Iowa electric settlement accrual.................       4 years         144,418     102,871
  Unrealized gain on regulated hedges..............        1 year          15,122           -
  Environmental insurance recovery.................       3 years           3,781       8,678
  Nuclear insurance reserve........................      30 years           2,561       1,928
                                                                         --------    --------
     Total.........................................                      $574,490    $499,168
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
                                                              =========

The revision to the nuclear decommissioning ARO liability was due to the results of a decommissioning study in 2003. Accretion on the ARO liability is capitalized as a regulatory asset. In addition to the ARO liabilities,
MidAmerican Energy has accrued for the cost of removing other electric and gas assets through its depreciation rates, in accordance with accepted regulatory practices. The accrued balance was previously included in accumulated depreciation but was reclassified to regulatory liabilities in conjunction with the adoption of SFAS No. 143. As of December 31, 2003 and 2002, the estimated amount of such accruals included in regulatory liabilities was approximately $408.6 million and $385.7 million, respectively, based on the cost of removal component in current depreciation rates.


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
                                                 ===========      ===========      ===========

  Segment Asset Information
  -------------------------
  Capital expenditures:
    Generation .............................     $   215,952      $   197,666      $    87,296
    Energy delivery ........................         143,507          151,178          159,302
    Transmission ...........................          16,759            7,504            3,733
    Marketing & sales ......................           1,257            1,110            1,963
                                                 -----------      -----------      -----------
      Total ................................     $   377,475      $   357,458      $   252,294
                                                 ===========      ===========      ===========

  Total assets:
    Generation .............................     $ 1,639,541      $ 1,544,527      $ 1,426,938
    Energy delivery ........................       2,535,061        2,453,471        2,321,919
    Transmission ...........................         242,435          239,325          242,837
    Marketing & sales ......................          56,743           52,143           51,164
                                                 -----------      -----------      -----------
      Total ................................       4,473,780        4,289,466        4,042,858
    Reclassifications and
      intersegment eliminations (b) ........         (69,346)         (79,824)         (89,798)
                                                 -----------      -----------      -----------
      Consolidated .........................     $ 4,404,434      $ 4,209,642      $ 3,953,060
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



  /s/  Deloitte & Touche LLP

Des Moines, Iowa
February 9, 2004
(March 1, 2004 as to Notes (1)(b), (1)(c), (1)(j) and (12))

                            MIDAMERICAN FUNDING, LLC
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                       AS OF DECEMBER 31,
                                                                  ---------------------------
                                                                     2003            2002
                                                                  -----------     -----------
                                     ASSETS
UTILITY PLANT, NET
Electric .....................................................    $ 5,030,960     $ 4,731,002
Gas ..........................................................        922,099         900,209
                                                                  -----------     -----------
                                                                    5,953,059       5,631,211
Accumulated depreciation and amortization ....................     (2,810,336)     (2,625,432)
                                                                  -----------     -----------
                                                                    3,142,723       3,005,779
Construction work in progress ................................        217,537         205,988
                                                                  -----------     -----------
                                                                    3,360,260       3,211,767
                                                                  -----------     -----------

CURRENT ASSETS
Cash and cash equivalents ....................................          4,558          28,915
Marketable securities, trading ...............................              -           4,939
Receivables, less reserves of $7,554 and $7,685, respectively         305,198         321,698
Inventories ..................................................         85,465          88,492
Other ........................................................         43,572          30,070
                                                                  -----------     -----------
                                                                      438,793         474,114
                                                                  -----------     -----------

INVESTMENTS AND NONREGULATED PROPERTY, NET ...................        350,746         333,382
GOODWILL .....................................................      1,274,454       1,275,143
REGULATORY ASSETS ............................................        261,696         204,586
OTHER ASSETS .................................................         51,665          52,755
                                                                  -----------     -----------
TOTAL ASSETS .................................................    $ 5,737,614     $ 5,551,747
                                                                  ===========     ===========

                         CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Member's equity ..............................................    $ 1,863,769     $ 1,879,191
MidAmerican Energy preferred security ........................         31,759          31,759
Long-term debt, excluding current portion ....................      1,772,496       1,647,691
                                                                  -----------     -----------
                                                                    3,668,024       3,558,641
                                                                  -----------     -----------
CURRENT LIABILITIES
Notes payable ................................................         48,000          55,000
Note payable to affiliate ....................................         10,450               -
Current portion of long-term debt ............................         56,151         105,727
Accounts payable .............................................        200,549         242,733
Taxes accrued ................................................         79,304          85,987
Interest accrued .............................................         26,017          25,487
Other ........................................................         68,044          56,291
                                                                  -----------     -----------
                                                                      488,515         571,225
                                                                  -----------     -----------
OTHER LIABILITIES
Deferred income taxes ........................................        453,320         461,862
Investment tax credits .......................................         52,510          56,886
Asset retirement obligations .................................        269,124         159,757
Regulatory liabilities .......................................        574,490         499,168
Other ........................................................        231,631         244,208
                                                                  -----------     -----------
                                                                    1,581,075       1,421,881
                                                                  -----------     -----------

TOTAL CAPITALIZATION AND LIABILITIES .........................    $ 5,737,614     $ 5,551,747
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

MidAmerican Funding originally issued its 2003 consolidated financial statements on February 9, 2004. In accordance with accounting guidance issued subsequent to that date, MidAmerican Funding has adjusted its consolidated financial statements to reflect the reclassification of $385.7 million of 2002 regulatory liabilities and $367.9 million of 2001 regulatory liabilities for the cost of removal of utility plant previously recognized in Accumulated Depreciation and Amortization to Regulatory Liabilities on the Consolidated Balance Sheets. Prior to this reclassification, the following 2002 balances were: Utility Plant, Net, $2.8 billion; Total Assets, $5.2 billion; Other Liabilities, $1.0 billion; and Total Capitalization and Liabilities, $5.2 billion. Subsequent to this reclassification, the 2002 balances are: Utility Plant, Net, $3.2 billion; Total Assets, $5.6 billion; Other Liabilities, $1.4 billion; and Total Capitalization and Liabilities, $5.6 billion.

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

MidAmerican Funding's external revenues by product and services are displayed on the Consolidated Statements of Operations.

The following tables provide information on an operating segment basis as of and for the years ended December 31 (in thousands):

                                                    2003             2002             2001
                                                 -----------      -----------      -----------
  Segment Profit Information
  --------------------------

  Operating revenues:
    External revenues -
       Generation ..........................     $   522,349      $   415,921      $   516,915
       Energy delivery .....................       1,812,547        1,625,600        1,664,462
       Transmission ........................          25,916           20,721           22,852
       Marketing & sales ...................         235,000          173,917          163,020
       Other ...............................           4,427            4,720           21,401
                                                 -----------      -----------      -----------
         Total .............................       2,600,239        2,240,879        2,388,650
                                                 -----------      -----------      -----------

    Intersegment revenues -
       Generation ..........................         629,939          651,342          606,164
       Energy delivery .....................        (690,126)        (708,953)        (664,099)
       Transmission ........................          57,946           55,207           55,086
       Marketing & sales ...................           2,241            2,404            2,727
       Other ...............................               -                -              122
                                                 -----------      -----------      -----------
         Total .............................               -                -                -
                                                 -----------      -----------      -----------

    Consolidated ...........................     $ 2,600,239      $ 2,240,879      $ 2,388,650
                                                 ===========      ===========      ===========

  Depreciation and amortization expense (a):
    Generation .............................     $   145,645      $   139,054      $   133,681
    Energy delivery ........................         121,296          117,893          106,496
    Transmission ...........................          11,641            8,972            8,900
    Marketing & sales ......................           2,221            2,527            2,022
    Other ..................................             198              966           35,491
                                                 -----------      -----------      -----------
       Total ...............................     $   281,001      $   269,412      $   286,590
                                                 ===========      ===========      ===========

  Interest and dividend income:
    Generation .............................     $     2,284      $     3,783      $     5,450
    Energy delivery ........................           2,307            4,468            6,727
    Transmission ...........................             346              530              822
    Marketing & sales ......................              19               51               70
    Other ..................................             117           12,283           15,382
                                                 -----------      -----------      -----------
       Total ...............................           5,073           21,115           28,451
    Intersegment eliminations ..............             (98)          (1,479)          (5,107)
                                                 -----------      -----------      -----------
       Consolidated ........................     $     4,975      $    19,636      $    23,344
                                                 ===========      ===========      ===========

  Fixed charges:
    Generation .............................     $    30,364      $    29,989      $    31,726
    Energy delivery ........................          37,745           40,737           42,654
    Transmission ...........................           4,416            4,892            5,401
    Marketing & sales ......................             325              366              363
    Other ..................................          47,472           49,226           51,467
                                                 -----------      -----------      -----------
       Total ...............................         120,322          125,210          131,611
    Intersegment eliminations ..............             (98)          (1,479)          (5,107)
                                                 -----------      -----------      -----------
       Consolidated ........................     $   120,224      $   123,731      $   126,504
                                                 ===========      ===========      ===========


                                                    2003             2002             2001
                                                 -----------      -----------      -----------
  Segment Profit Information (continued)
  --------------------------------------

  Income before income taxes:
    Generation .............................     $   153,046      $   150,040      $   142,637
    Energy delivery ........................         111,089          101,176           84,334
    Transmission ...........................          47,364           40,403           39,514
    Marketing & sales ......................           6,943            1,499           (5,799)
    Other ..................................         (51,188)         (56,620)         (61,911)
                                                 -----------      -----------      -----------
       Total ...............................     $   267,254      $   236,498      $   198,775
                                                 ===========      ===========      ===========

  Segment Asset Information

  Capital expenditures:
    Generation .............................     $   215,952      $   197,666      $    87,296
    Energy delivery ........................         143,507          151,178          159,302
    Transmission ...........................          16,759            7,504            3,733
    Marketing & sales ......................           1,257            1,110            1,963
    Other ..................................           1,055              736              320
                                                 -----------      -----------      -----------
       Total ...............................     $   378,530      $   358,194      $   252,614
                                                 ===========      ===========      ===========

  Total assets (b):
    Generation .............................     $ 2,567,360      $ 2,472,346      $ 2,354,830
    Energy delivery ........................       2,797,524        2,716,623        2,589,092
    Transmission ...........................         326,607          323,497          327,015
    Marketing & sales ......................          56,743           52,143           51,164
    Other ..................................         200,863          179,141          506,331
                                                 -----------      -----------      -----------
       Total ...............................       5,949,097        5,743,750        5,828,432
     Reclassifications and
        intersegment eliminations (c) ......        (211,483)        (192,003)        (277,792)
                                                 -----------      -----------      -----------
     Consolidated ..........................     $ 5,737,614      $ 5,551,747      $ 5,550,640
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

                                       MIDAMERICAN ENERGY COMPANY
                                       --------------------------
                                               Registrant

Date: March 3, 2004                    By /s/ Jack L. Alexander*
                                       ------------------------------------
                                             (Jack L. Alexander)
                                              Senior Vice President
                                             (co-chief executive officer)

                                       By /s/ Todd M. Raba*
                                         ------------------------------------
                                             (Todd M. Raba)
                                              Senior Vice President
                                             (co-chief executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

       Signature                   Title                        Date
       ---------                   -----                        ----



  /s/  Thomas B. Specketer*      Vice President and Controller  March 3, 2004
----------------------------     (principal financial and
      (Thomas B. Specketer)      accounting officer)




  /s/  Jack L. Alexander*        Senior Vice President          March 3, 2004
----------------------------     and Director
      (Jack L. Alexander)




  /s/  Brian K. Hankel*          Vice President and             March 3, 2004
----------------------------     Director
      (Brian K. Hankel)




  /s/  Todd M. Raba*             Senior Vice President          March 3, 2004
----------------------------     and Director
      (Todd M. Raba)


*By:  /s/ Paul J. Leighton       Attorney-in-Fact               March 3, 2004
     -----------------------
         (Paul J. Leighton)

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

                                         MIDAMERICAN FUNDING, LLC
                                         ------------------------
                                                 Registrant


Date: March 3, 2004                       By /s/  David L. Sokol*
                                            -----------------------------
                                                 (David L. Sokol)
                                                  Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

       Signature                  Title                         Date
       ---------                  -----                         ----




  /s/  David L. Sokol*           Chief Executive Officer        March 3, 2004
----------------------------
      (David L. Sokol)




  /s/  Patrick J. Goodman*       Vice President and Treasurer   March 3, 2004
----------------------------     (principal financial and
      (Patrick J. Goodman)       accounting officer)




  /s/  Gregory E. Abel*          Manager                        March 3, 2004
----------------------------
      (Gregory E. Abel)




  /s/ Ronald W. Roskens*         Manager                        March 3, 2004
----------------------------
     (Ronald W. Roskens)




*By:  /s/ Paul J. Leighton       Attorney-in-Fact               March 3, 2004
     -----------------------
         (Paul J. Leighton)
                                     -116-

                                  EXHIBIT INDEX

EXHIBITS FILED HEREWITH

MidAmerican Energy
------------------

23    Consent of Deloitte & Touche LLP

31.1  Section 302 Certification for Form 10-K/A (co-chief executive officer)

31.2  Section 302 Certification for Form 10-K/A (co-chief executive officer)

31.3  Section 302 Certification for Form 10-K/A (chief financial officer)

32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (co-chief executive officer)

32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (co-chief executive officer)

32.3 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (chief financial officer)

MidAmerican Funding
-------------------

31.4  Section 302 Certification for Form 10-K/A (chief executive officer)

31.5  Section 302 Certification for Form 10-K/A (chief financial officer)

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

14.1 Code of Ethics for Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. (Filed as Exhibit 14.1 to MidAmerican Energy's Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 1-11505.)

24.1 Power of Attorney (Filed as Exhibit 24.1 to MidAmerican Energy's Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 1-11505.)

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

14.2 Code of Ethics for Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. (Filed as Exhibit 14.2 to MidAmerican Funding's Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 333-90553.)

24.2 Power of Attorney (Filed as Exhibit 24.2 to MidAmerican Funding's Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 333-90553.)

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