Form 10-Q
period 2004-03-31
MIDAMERICAN ENERGY CO; MIDAMERICAN FUNDING LLC
filed 2004-05-04
CIK 928576, 1098296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2004

Commission	Registrant’s Name, State of Incorporation,	IRS Employer
File Number	Address and Telephone Number	Identification No.

333-90553	MIDAMERICAN FUNDING, LLC	47-0819200
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
Yes [ ] No [X]

As of April 26, 2004, all of the member’s equity of MidAmerican Funding, LLC was held by its parent company, MidAmerican Energy Holdings Company.

As of April 26, 2004, all 70,980,203 outstanding shares of MidAmerican Energy Company’s voting stock were held by its parent company, MHC Inc., a direct, wholly owned subsidiary of MidAmerican Funding, LLC.

MidAmerican Funding, LLC ("MidAmerican Funding") and MidAmerican Energy Company ("MidAmerican Energy") separately file this combined Form 10-Q. Information relating to each individual registrant is filed by such registrant on its own behalf. Except for its subsidiaries, MidAmerican Energy makes no representation as to information relating to any other subsidiary of MidAmerican Funding.

2

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements.

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Shareholder
MidAmerican Energy Company
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Energy Company and subsidiary (the “Company”) as of March 31, 2004, and the related consolidated statements of operations and cash flows for the three-month periods ended March 31, 2004 and 2003. These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet and statement of capitalization (not presented herein) of MidAmerican Energy Company and subsidiary as of December 31, 2003, and the related consolidated statements of operations, comprehensive income, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated February 9, 2004 (March 1, 2004 as to Notes (1)(b), (1)(c), (1)(j) and (12)), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Des Moines, Iowa
April 30, 2004

MIDAMERICAN ENERGY COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands)

	As of

	March 31,	December 31,
	2004	2003

	(Unaudited)
ASSETS
Utility Plant, Net
Electric	$5,070,399	$5,030,960
Gas	927,615	922,099

	5,998,014	5,953,059
Accumulated depreciation and amortization	(2,864,131)	(2,810,336)

	3,133,883	3,142,723
Construction work in progress	289,098	217,537

	3,422,981	3,360,260

Current Assets
Cash and cash equivalents	60,675	3,151
Receivables, net	322,345	300,643
Inventories	28,202	85,465
Other	36,371	42,459

	447,593	431,718

Investments and Nonregulated Property, Net	313,657	299,103
Regulatory Assets	289,535	261,696
Other Assets	55,987	51,657

Total Assets	$4,529,753	$4,404,434

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholder’s equity	$1,382,837	$1,318,519
MidAmerican Energy preferred securities	30,329	31,759
Long-term debt, excluding current portion	982,093	1,072,496

	2,395,259	2,422,774

Current Liabilities
Notes payable	-	48,000
Current portion of long-term debt	146,518	56,151
Accounts payable	185,351	198,273
Taxes accrued	71,966	72,558
Interest accrued	15,912	10,235
Other	101,914	67,160

	521,661	452,377

Other Liabilities
Deferred income taxes	450,681	415,788
Investment tax credits	51,418	52,510
Asset retirement obligations	272,930	269,124
Regulatory liabilities	603,556	574,490
Other	234,248	217,371

	1,612,833	1,529,283

Total Capitalization and Liabilities	$4,529,753	$4,404,434

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Three Months
	Ended March 31,

	2004	2003

	(Unaudited)
Operating Revenues
Regulated electric	$363,184	$314,942
Regulated gas	393,571	413,779
Nonregulated	83,177	86,475

	839,932	815,196

Operating Expenses
Regulated:
Cost of fuel, energy and capacity	114,613	88,418
Cost of gas sold	310,775	329,527
Other operating expenses	87,013	82,648
Maintenance	32,933	28,282
Depreciation and amortization	82,528	68,485
Property and other taxes	21,662	20,557

	649,524	617,917

Nonregulated:
Cost of sales	74,804	77,389
Other	4,155	3,732

	78,959	81,121

Total operating expenses	728,483	699,038

Operating Income	111,449	116,158

Non-Operating Income
Interest and dividend income	599	1,126
Other income	4,365	4,438
Other expense	(761)	(349)

	4,203	5,215

Fixed Charges
Interest on long-term debt	17,579	18,558
Other interest expense	1,237	1,019
Allowance for borrowed funds	(1,322)	(1,591)

	17,494	17,986

Income Before Income Taxes	98,158	103,387
Income Taxes	33,271	44,695

Net Income	64,887	58,692
Preferred Dividends	309	437

Earnings on Common Stock	$64,578	$58,255

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months
	Ended March 31,

	2004	2003

	(Unaudited)
Net Cash Flows From Operating Activities
Net income	$64,887	$58,692
Adjustments to reconcile net income to net cash provided:
Depreciation and amortization	82,836	68,736
Deferred income taxes and investment tax credit, net	26,262	605
Amortization of other assets and liabilities	1,399	5,111
Impact of changes in working capital-
Receivables, net	(21,702)	(55,099)
Inventories	57,263	65,448
Other current assets	(1,506)	(143)
Accounts payable	(1,393)	46,736
Taxes accrued	(592)	24,739
Interest accrued	5,677	6,735
Other current liabilities	5,724	336
Other	2,857	4,603

Net cash provided by operating activities	221,712	226,499

Net Cash Flows From Investing Activities
Utility construction expenditures	(117,189)	(76,555)
Non-cash and accrued utility construction expenditures	4,984	(6,199)
Quad Cities Station decommissioning trust fund	(2,075)	(2,075)
Other investing activities, net	(37)	3,565

Net cash used in investing activities	(114,317)	(81,264)

Net Cash Flows From Financing Activities
Dividends paid	(309)	(437)
Issuance of long-term debt, net of issuance cost	-	272,572
Retirement of long-term debt, including reacquisition cost	(132)	(183,480)
Reacquisition of preferred securities	(1,430)	-
Net decrease in notes payable	(48,000)	(55,000)

Net cash provided by (used in) financing activities	(49,871)	33,655

Net Increase in Cash and Cash Equivalents	57,524	178,890
Cash and Cash Equivalents at Beginning of Period	3,151	28,500

Cash and Cash Equivalents at End of Period	$60,675	$207,390

Supplemental Disclosure:
Interest paid, net of amounts capitalized	$10,468	$9,703

Income taxes paid (refunded)	$(10,622)	$3,544

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  General

The consolidated financial statements included herein have been prepared by MidAmerican Energy Company (“MidAmerican Energy”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of MidAmerican Energy, all adjustments, consisting of normal recurring adjustments, have been made to present fairly the financial position, the results of operations and the changes in cash flows for the periods presented. Prior year amounts have been reclassified to a basis consistent with the current year presentation. All significant intercompany transactions have been eliminated. Although MidAmerican Energy believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in MidAmerican Energy’s latest Annual Report on Form 10-K.

MidAmerican Energy is a public utility with electric and natural gas operations and is the principal subsidiary of MHC Inc. (“MHC”). MHC is a direct, wholly owned subsidiary of MidAmerican Funding, LLC (“MidAmerican Funding”), whose sole member is MidAmerican Energy Holdings Company.

2.  New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” ("FIN No. 46"). FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest, or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued FASB Interpretation No. 46R, which served to clarify guidance in FIN No. 46. The provisions of FIN No. 46, as revised, were effective for public entities that had interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. MidAmerican Energy has considered the provisions of FIN No. 46R for all of its power purchase, power sale or tolling agreements. Factors considered in the analysis include the duration of the agreements, how capacity and energy payments are determined, source and payment for fuel, as well as responsibility and payment for operating and maintenance expenses. Based upon this analysis, it was determined that no change in accounting for such agreements was necessary under FIN No. 46R.

In January 2004, the FASB issued FASB Staff Position No. 106-1 (“FSP 106-1”), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP 106-1 permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Act”), which was signed into law on December 8, 2003. The Medicare Act introduced a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare. These provisions of the new law will affect accounting measurements of MidAmerican Energy’s postretirement benefit obligation and expense. As permitted by FSP 106-1, MidAmerican Energy made a one-time election to defer accounting for the effect of the Medicare Act until specific authoritative guidance is issued. Therefore, the amounts included in the consolidated financial statements related to MidAmerican Energy’s postretirement benefit plans do not reflect the effects of the Medicare Act.

3.  Commitments and Contingencies

    (a)   Manufactured Gas Plant Facilities

The United States Environmental Protection Agency (“EPA”), and the state environmental agencies have determined that contaminated wastes remaining at decommissioned manufactured gas plant facilities may pose a threat to the public health or the environment if such contaminants are in sufficient quantities and at such concentrations as to warrant remedial action.

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

MidAmerican Energy estimates the range of possible costs for investigation, remediation and monitoring for the sites discussed above to be approximately $12 million to $29 million. As of March 31, 2004 and December 31, 2003, MidAmerican Energy had recorded a liability of $13.4 million and $14.0 million, respectively, for these sites and a corresponding regulatory asset for future recovery through the regulatory process. MidAmerican Energy projects that these amounts will be incurred or paid over the next four years.

The estimated liability is determined through a site-specific cost evaluation process. The estimate includes incremental direct costs of remediation, site monitoring costs and costs of compensation to employees for time expected to be spent directly on the remediation effort. The estimated recorded liabilities for these properties are based upon preliminary data. Thus, actual costs could vary significantly from the estimates. The estimate could change materially based on facts and circumstances derived from site investigations, changes in required remedial action and changes in technology relating to remedial alternatives. Insurance recoveries have been received for some of the sites under investigation. Those recoveries are intended to be used principally for accelerated remediation, as specified by the Iowa Utilities Board ("IUB") and are recorded as a regulatory liability.

Although the timing of potential incurred costs and recovery of such costs in rates may affect the results of operations in individual periods, management believes that the outcome of these issues will not have a material adverse effect on MidAmerican Energy's financial position, results of operations or cash flows.

    (b)   Air Quality

MidAmerican Energy’s generating facilities are subject to applicable provisions of the Clean Air Act and related air quality standards promulgated by the EPA. The Clean Air Act provides the framework for regulation of certain air emissions and permitting and monitoring associated with those emissions. MidAmerican Energy believes it is in material compliance with current air quality requirements.

The EPA has in recent years implemented more stringent standards for ozone and fine particulate matter. Designations regarding attainment of the eight-hour ozone standard have recently been reviewed by the EPA, and the EPA has concluded that the entire state of Iowa is in attainment of the standards. On December 4, 2003, the EPA announced the development of its Interstate Air Quality Rule, a proposal to require coal-burning power plants in 29 states and the District of Columbia to reduce emissions of sulfur dioxide (“SO2”) and nitrogen oxides (“NOX”) in an effort to reduce ozone and fine particulate matter in the Eastern United States. It is likely that MidAmerican Energy’s coal-burning facilities will be impacted by this proposal.

In December 2000, the EPA concluded that mercury emissions from coal-fired generating stations should be regulated. The EPA is currently considering two regulatory alternatives that would reduce emissions of mercury from coal-fired utilities. One of these alternatives would require reductions of mercury from all coal-fired facilities greater than 25 megawatts through application of Maximum Achievable Control Technology with compliance assessed on a facility basis. The other alternative would regulate the mercury emissions of coal-fired facilities that pose a health hazard through a market based cap-and-trade mechanism similar to the SO2 allowance system. The EPA is currently under a deadline to finalize the mercury reduction rule by December 2004.

The Interstate Air Quality Rule or the mercury reduction rule could, in whole or in part, be superseded or made more stringent by one of a number of multi-pollutant emission reduction proposals currently under consideration at the federal level, including the “Clear Skies Initiative,” and other pending legislative proposals that contemplate 70% to 90% reductions of SO2, NOX and mercury, as well as possible new federal regulation of carbon dioxide and other gases that may affect global climate change.

Depending on the outcome of the final Interstate Air Quality and the mercury reduction rules or any superseding legislation passed by Congress, MidAmerican Energy may be required to install control equipment on its generating stations or decrease the number of hours during which its generating stations operate. However, until final regulatory or legislation action is taken, the impact of the regulations on MidAmerican Energy cannot be predicted.

MidAmerican Energy has implemented a planning process that forecasts the site-specific controls and actions that may be required to meet emissions reductions as contemplated by the EPA. On April 1, 2002, in accordance with an Iowa law passed in 2001, MidAmerican Energy filed with the IUB its first multi-year plan and budget for managing SO2 and NOX from its generating facilities in a cost-effective manner. The plan provides specific actions to be taken at each coal-fired generating facility and the related costs and timing for each action. Mercury emissions reductions were not addressed in the plan. On July 17, 2003, the IUB issued an order that affirmed an administrative law judge’s approval of the plan, as amended. Accordingly, the IUB order provides that the approved expenditures will not be subject to a subsequent prudence review in a future electric rate case, but it rejected the future application of a tracker mechanism to recover emission reduction costs. However, pursuant to an unrelated rate settlement agreement approved by the IUB on October 17, 2003, if prior to January 1, 2011, capital and operating expenditures to comply with environmental requirements cumulatively exceed $325 million, then MidAmerican Energy may seek to recover the additional expenditures from customers. At this time, MidAmerican Energy does not expect these capital expenditures to exceed such amount.

Under the New Source Review (“NSR”) provisions of the Clean Air Act, a utility is required to obtain a permit from the EPA or a state regulatory agency prior to (1) beginning construction of a new major stationary source of an NSR-regulated pollutant or (2) making a physical or operational change (a “major modification”) to an existing facility that potentially increases emissions, unless the changes are exempt under the regulations (including routine maintenance, repair and replacement of equipment). In general, projects subject to NSR regulations are subject to pre-construction review and permitting under the Prevention of Significant Deterioration (“PSD”) provisions of the Clean Air Act. Under the PSD program, a project that emits threshold levels of regulated pollutants must undergo a Best Available Control Technology analysis and evaluate the most effective emissions controls. These controls must be installed in order to receive a permit. Violations of NSR regulations, which may be alleged by the EPA, states, and environmental groups, among others potentially subject a utility to material expenses for fines and other sanctions and remedies including requiring installation of enhanced pollution controls and funding supplemental environmental projects.

In recent years, the EPA has requested from several utilities information and support regarding their capital projects for various generating plants. The requests were issued as part of an industry-wide investigation to assess compliance with the NSR and the New Source Performance Standards of the Clean Air Act. In December 2002 and April 2003, MidAmerican Energy received requests from the EPA to provide documentation related to its capital projects from January 1, 1980, to the present for a number of its generating plants. MidAmerican Energy has submitted information to the EPA in responses to these requests, and there are currently no outstanding data requests pending from the EPA. MidAmerican Energy cannot predict the outcome of these requests at this time. However, on August 27, 2003, the EPA announced changes to its NSR rules that clarify what constitutes routine repair, maintenance and replacement for purposes of triggering NSR requirements. The EPA concluded equipment that is repaired, maintained or replaced with an expenditure not greater than 20 percent of the value of the source will not trigger the New Source Revisions of the Clean Air Act. Since the NSR changes were announced, the EPA’s enforcement branch has indicated it would apply the clarified routine repair, maintenance and replacement rules to its pending investigation. However, a number of states and local air districts challenged the EPA’s clarifications of the rule, and a panel of the U.S. Circuit Court of Appeals for the District of Columbia Circuit issued an order on December 24, 2003, staying the EPA’s implementation of its clarifications of the equipment replacement rule; therefore, the previous rules without the clarified exemption remain in effect.

    (c)    Nuclear Decommissioning Costs

Expected decommissioning costs for Quad Cities Station have been developed based on a site-specific decommissioning study that includes decontamination, dismantling, site restoration, dry fuel storage cost and an assumed shutdown date. Quad Cities Station decommissioning costs are included in base rates in Iowa tariffs.

MidAmerican Energy's share of expected decommissioning costs for Quad Cities Station, in 2003 dollars, is $260 million and is the asset retirement obligation for Quad Cities Station. Refer to Note (1)(j) of MidAmerican Energy’s most recently filed Form 10-K for a discussion of asset retirement obligations. MidAmerican Energy has established external trusts for the investment of funds for decommissioning the Quad Cities Station. The fair value of the assets held in the trusts is reflected in Investments and Nonregulated Property, Net.

    (d)   Electric Capacity Commitments

MidAmerican Energy has contracts with non-affiliated companies to purchase electric capacity. In January 2004, MidAmerican Energy and the Nebraska Public Power District (“NPPD”) entered into a series of agreements that will result in MidAmerican Energy purchasing 250 megawatts of NPPD capacity for a five-year period commencing January 1, 2005. As of March 31, 2004, total non-affiliated electric capacity contracts, with expiration dates ranging from 2004 to 2028, required minimum payments of $30.8 million, $28.4 million, $25.1 million, $27.3 million and $35.8 million for the years 2004 through 2008, respectively, and $97.8 million for the total of the years thereafter.

4.  Rate Matters

Under two settlement agreements approved by the IUB, MidAmerican Energy’s Iowa retail electric rates are effectively frozen through December 31, 2010. The settlement agreements specifically allow the filing of electric rate design or cost of service rate changes that are intended to keep MidAmerican Energy’s overall Iowa retail electric revenue unchanged, but could result in changes to individual tariffs. The settlement agreements also each provide that portions of revenues associated with Iowa retail electric returns on equity within specified ranges will be recorded as a regulatory liability to be used to offset a portion of the cost to Iowa customers of future generating plant investment.

Under the first settlement agreement, which was approved by the IUB on December 21, 2001, and is effective through December 31, 2005, an amount equal to 50% of revenues associated with returns on equity between 12% and 14%, and 83.33% of revenues associated with returns on equity above 14%, in each year is recorded as a regulatory liability. The second settlement agreement, which was filed in conjunction with MidAmerican Energy’s application for ratemaking principles on a wind power project and was approved by the IUB on October 17, 2003, provides that during the period January 1, 2006 through December 31, 2010, an amount equal to 40% of revenues associated with returns on equity between 11.75% and 13%, 50% of revenues associated with returns on equity between 13% and 14%, and 83.3% of revenues associated with returns on equity above 14%, in each year will be recorded as a regulatory liability. An amount equal to the regulatory liability is recorded as a regulatory charge in depreciation and amortization expense when the liability is accrued. Future depreciation will be reduced as a result of the credit applied to generating plant balances as the regulatory liability is reduced. The liability is being reduced as it is credited against plant in service in amounts equal to the allowance for funds used during construction associated with generating plant additions. Interest expense is accrued on the portion of the regulatory liability balance recorded in prior years. As of March 31, 2004 and December 31, 2003, the related regulatory liability reflected on the Consolidated Balance Sheets was $173.2 million and $144.4 million, respectively.

The 2003 settlement agreement also provides that if Iowa retail electric returns on equity fall below 10% in any consecutive 12-month period after January 1, 2006, MidAmerican Energy may seek to file for a general increase in rates. However, prior to filing for a general increase in rates, MidAmerican Energy is required by the settlement agreement to conduct 30 days of good faith negotiations with all of the signatories to the settlement agreement to attempt to avoid a general increase in rates. Also, if MidAmerican Energy does not construct the wind power facilities by December 31, 2006, the rate extension from January 1, 2006, through December 31, 2010, may terminate.

Illinois bundled electric rates are frozen until 2007, subject to certain exceptions allowing for increases, at which time bundled rates are subject to cost-based ratemaking. Illinois law provides for Illinois earnings above a computed level of return on common equity to be shared equally between regulated retail electric customers and MidAmerican Energy. MidAmerican Energy’s computed level of return on common equity is based on a rolling two-year average of the Monthly Treasury Long-Term Average Rate, as published by the Federal Reserve System, plus a premium of 8.5% for 2000 through 2004 and a premium of 12.5% for 2005 and 2006. The two-year average above which sharing must occur for 2003 was 13.73%. The law allows MidAmerican Energy to mitigate the sharing of earnings above the threshold return on common equity through accelerated recovery of electric assets.

5.  Retirement Plans

MidAmerican Energy sponsors a noncontributory defined benefit pension plan covering substantially all employees of MidAmerican Energy Holdings Company and its domestic energy subsidiaries. MidAmerican Energy also currently sponsors certain postretirement health care and life insurance benefits covering substantially all retired employees of MidAmerican Energy Holdings Company and its domestic subsidiaries. Net periodic pension, supplemental retirement and postretirement benefit costs included the following components for MidAmerican Energy and the aforementioned affiliates for the three months ended March 31 (in thousands):

	Pension Cost		Postretirement Cost
	2004	2003	2004	2003

Components of net periodic benefit cost:
Service cost	$6,598	$6,744	$1,962	$1,951
Interest cost	8,700	9,336	4,183	3,834
Expected return on plan assets	(9,634)	(10,499)	(1,861)	(1,434)
Amortization of net transition balance	(198)	(709)	1,028	981
Amortization of prior service cost	687	705	148	142
Amortization of prior year loss	419	375	834	887
Regulatory expense	-	908	-	-

Net periodic cost	$6,572	$6,860	$6,294	$6,361

MidAmerican Energy previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $5.1 million and $27.6 million in 2004 to its pension and post-retirement plans, respectively. As of March 31, 2004, $1.3 million and $6.6 million of contributions have been made to the pension and post-retirement plans, respectively.

In December 2003, the President signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Medicare Act”). The Medicare Act introduces a prescription drug benefit under Medicare as well as a subsidy to sponsors of retiree health care plans that provide a benefit to participants that is at least actuarially equivalent to Medicare Part D. The Medicare Act is expected to ultimately reduce MidAmerican Energy’s postretirement costs from what they would have been absent such changes. Detailed regulations pertaining to the Medicare Act have yet to be promulgated, and therefore, MidAmerican Energy cannot determine whether its plan meets the actuarial equivalency requirements of Medicare Part D. Accordingly, MidAmerican Energy continues to defer recognizing the effects of the Medicare Act in its post-retirement plan accounting.

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

MidAmerican Energy’s external revenues by product are displayed on the Consolidated Statements of Operations.

The following tables provide MidAmerican Energy’s operating revenues, income before income taxes and total assets on a reportable operating segment basis (in thousands):

	Three Months
	Ended March 31,

	2004	2003

Segment Profit Information
Operating revenues:
External revenues -
Generation	$178,871	$157,536
Energy delivery	574,427	569,727
Transmission	6,628	6,248
Marketing & sales	80,006	81,685

Total	839,932	815,196

Intersegment revenues -
Generation	143,207	130,355
Energy delivery	(157,978)	(144,842)
Transmission	14,771	14,487

Total	-	-

Consolidated	$839,932	$815,196

Income before income taxes:
Generation	$25,555	$28,831
Energy delivery	57,182	60,580
Transmission	12,902	12,442
Marketing & sales	2,210	1,097

Total	97,849	102,950
Preferred dividends	309	437

Consolidated	$98,158	$103,387

	As of

	March 31,	December 31,
	2004	2003

Segment Asset Information
Total assets:
Generation	$1,792,476	$1,639,541
Energy delivery	2,505,113	2,535,061
Transmission	249,988	242,435
Marketing & sales	51,522	56,743

Total	4,599,099	4,473,780
Reclassifications and intersegment eliminations (a)	(69,346)	(69,346)

Consolidated	$4,529,753	$4,404,434

(a)  Reclassifications and intersegment eliminations relate principally to the reclassification of income tax balances in accordance with generally accepted accounting principles and the elimination of intersegment accounts receivables and payables.

7.  Total Comprehensive Income

MidAmerican Energy’s total comprehensive income for the three months ended March 31, 2004 and 2003, was $64.2 million and $58.2 million, respectively. The differences from Earnings on Common Stock for the periods presented are due to the effective portion of net gains and losses on MidAmerican Energy’s derivative instruments classified as cash flow hedges. Accumulated other comprehensive income, net, was $- and $0.4 million as of March 31, 2004, and December 31, 2003, respectively.

INDEPENDENT ACCOUNTANTS’ REPORT

Board of Managers and Member
MidAmerican Funding, LLC
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Funding, LLC and subsidiaries (the “Company”) as of March 31, 2004, and the related consolidated statements of operations and cash flows for the three-month periods ended March 31, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet and statement of capitalization (not presented herein) of MidAmerican Funding, LLC and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, comprehensive income, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated February 9, 2004 (March 1, 2004 as to Notes (1)(b), (1)(c), (1)(j) and (12)), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Des Moines, Iowa
April 30, 2004

MIDAMERICAN FUNDING, LLC
CONSOLIDATED BALANCE SHEETS
(In thousands)

	As of

	March 31,	December 31,
	2004	2003

	(Unaudited)
ASSETS
Utility Plant, Net
Electric	$5,070,399	$5,030,960
Gas	927,615	922,099

	5,998,014	5,953,059
Accumulated depreciation and amortization	(2,864,131)	(2,810,336)

	3,133,883	3,142,723
Construction work in progress	289,098	217,537

	3,422,981	3,360,260

Current Assets
Cash and cash equivalents	60,830	4,558
Receivables, net	322,549	305,198
Inventories	28,202	85,465
Other	37,483	43,572

	449,064	438,793

Investments and Nonregulated Property, Net	362,131	350,746
Goodwill	1,269,734	1,274,454
Regulatory Assets	289,535	261,696
Other Assets	55,995	51,665

Total Assets	$5,849,440	$5,737,614

CAPITALIZATION AND LIABILITIES
Capitalization
Member’s equity	$1,917,751	$1,863,769
MidAmerican Energy preferred security	30,329	31,759
Long-term debt, excluding current portion	1,682,093	1,772,496

	3,630,173	3,668,024

Current Liabilities
Notes payable	-	48,000
Note payable to affiliate	24,775	10,450
Current portion of long-term debt	146,518	56,151
Accounts payable	187,616	200,549
Taxes accrued	74,121	79,304
Interest accrued	19,872	26,017
Other	102,047	68,044

	554,949	488,515

Other Liabilities
Deferred income taxes	488,207	453,320
Investment tax credits	51,418	52,510
Asset retirement obligations	272,930	269,124
Regulatory liabilities	603,556	574,490
Other	248,207	231,631

	1,664,318	1,581,075

Total Capitalization and Liabilities	$5,849,440	$5,737,614

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN FUNDING, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Three Months
	Ended March 31,

	2004	2003

	(Unaudited)
Operating Revenues
Regulated electric	$363,184	$314,942
Regulated gas	393,571	413,779
Nonregulated	84,191	87,195

	840,946	815,916

Operating Expenses
Regulated:
Cost of fuel, energy and capacity	114,613	88,418
Cost of gas sold	310,775	329,527
Other operating expenses	87,013	82,648
Maintenance	32,933	28,282
Depreciation and amortization	82,528	68,485
Property and other taxes	21,662	20,557

	649,524	617,917

Nonregulated:
Cost of sales	75,073	77,506
Other	5,284	4,750

	80,357	82,256

Total operating expenses	729,881	700,173

Operating Income	111,065	115,743

Non-Operating Income
Interest and dividend income	629	1,242
Marketable securities gains and (losses), net	306	94
Other income	6,687	5,157
Other expense	(865)	(2,551)

	6,757	3,942

Fixed Charges
Interest on long-term debt	29,303	30,340
Other interest expense	1,288	1,044
Preferred dividends of subsidiaries	309	437
Allowance for borrowed funds	(1,322)	(1,591)

	29,578	30,230

Income Before Income Taxes	88,244	89,455
Income Taxes	33,887	39,102

Net Income	$54,357	$50,353

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN FUNDING, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Three Months
	Ended March 31,

	2004	2003

	(Unaudited)

Net Cash Flows From Operating Activities
Net income	$54,357	$50,353
Adjustments to reconcile net income to net cash provided:
Depreciation and amortization	82,888	68,779
Deferred income taxes and investment tax credit, net	26,180	(1,155)
Amortization of other assets and liabilities	682	4,812
Loss from impairment of assets and investments	-	2,069
Income on equity investments	(15)	(262)
Impact of changes in working capital-
Marketable securities, trading	-	4,733
Receivables, net	(17,351)	(54,112)
Inventories	57,263	65,448
Other current assets	(1,505)	(417)
Accounts payable	(1,405)	44,710
Taxes accrued	(5,183)	23,559
Interest accrued	(6,145)	(5,012)
Other current liabilities	4,972	163
Other	9,111	6,500

Net cash provided by operating activities	203,849	210,168

Net Cash Flows From Investing Activities
Utility construction expenditures	(117,189)	(76,555)
Non-cash and accrued utility construction expenditures	4,984	(6,199)
Quad Cities Station decommissioning trust fund	(2,075)	(2,075)
Other investing activities, net	1,941	3,693

Net cash used in investing activities	(112,339)	(81,136)

Net Cash Flows From Financing Activities
Issuance of long-term debt, net of issuance cost	-	272,572
Retirement of long-term debt, including reacquisition cost	(133)	(183,480)
Reacquisition of preferred securities	(1,430)	-
Note payable to affiliate	14,325	-
Net decrease in notes payable	(48,000)	(38,650)

Net cash provided by (used in) financing activities	(35,238)	50,442

Net Increase in Cash and Cash Equivalents	56,272	179,474
Cash and Cash Equivalents at Beginning of Period	4,558	28,915

Cash and Cash Equivalents at End of Period	$60,830	$208,389

Supplemental Disclosure:
Interest paid, net of amounts capitalized	$34,060	$33,253

Income taxes paid (refunded)	$(9,998)	$904

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN FUNDING, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  General

The consolidated financial statements included herein have been prepared by MidAmerican Funding, LLC (“MidAmerican Funding”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of MidAmerican Funding, all adjustments, consisting of normal recurring adjustments, have been made to present fairly the financial position, the results of operations and the changes in cash flows for the periods presented. Prior year amounts have been reclassified to a basis consistent with the current year presentation. All significant intercompany transactions have been eliminated. Although MidAmerican Funding believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in MidAmerican Funding’s latest Annual Report on Form 10-K.

MidAmerican Funding is an Iowa limited liability company with MidAmerican Energy Holdings Company as its sole member. MidAmerican Funding’s direct, wholly owned subsidiary is MHC Inc. (“MHC”), which constitutes substantially all of MidAmerican Funding's assets, liabilities and business activities except those related to MidAmerican Funding's long-term debt securities. MHC, MidAmerican Funding and MidAmerican Energy Holdings Company are exempt public utility holding companies headquartered in Des Moines, Iowa. MHC’s principal subsidiary is MidAmerican Energy Company, a public utility with electric and natural gas operations. Other direct, wholly owned subsidiaries of MHC include InterCoast Capital Company, Midwest Capital Group, Inc., MidAmerican Services Company and MEC Construction Services Co.

2.  New Accounting Pronouncements

Refer to Note 2 of MidAmerican Energy's Notes to Consolidated Financial Statements for information regarding MidAmerican Funding's new accounting pronouncements.

3.  Commitments and Contingencies

Refer to Note 3 of MidAmerican Energy’s Notes to Consolidated Financial Statements for information regarding MidAmerican Funding’s commitments and contingencies.

4.  Rate Matters

Refer to Note 4 of MidAmerican Energy’s Notes to Consolidated Financial Statements for information regarding MidAmerican Funding’s rate matters.

5.  Retirement Plans

Refer to Note 5 of MidAmerican Energy’s Notes to Consolidated Financial Statements for information regarding MidAmerican Funding's retirement plans.

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

MidAmerican Funding’s external revenues by product are displayed on the Consolidated Statements of Operations.

The following tables provide MidAmerican Funding’s operating revenues, income before income taxes and total assets on a reportable operating segment basis (in thousands):

	Three Months
	Ended March 31,

	2004	2003

Segment Profit Information
Operating revenues:
External revenues -
Generation	$178,871	$157,536
Energy delivery	574,427	569,727
Transmission	6,628	6,248
Marketing & sales	80,006	81,685
Other	1,014	720

Total	840,946	815,916

Intersegment revenues -
Generation	143,207	130,355
Energy delivery	(157,978)	(144,842)
Transmission	14,771	14,487

Total	-	-

Consolidated	$840,946	$815,916

Income before income taxes:
Generation	$25,555	$28,831
Energy delivery	57,182	60,580
Transmission	12,902	12,442
Marketing & sales	2,210	1,097
Other	(9,605)	(13,495)

Total	$88,244	$89,455

	As of

	March 31,	December 31,
	2004	2003

Segment Asset Information
Total assets:
Generation	$2,716,534	$2,567,022
Energy delivery	2,767,033	2,797,967
Transmission	333,744	326,502
Marketing & sales	51,522	56,743
Other	216,052	200,863

Total	6,084,885	5,949,097
Reclassifications and intersegment eliminations (a)	(235,445)	(211,483)

Consolidated	$5,849,440	$5,737,614

(a)  Total assets by operating segment reflect the assignment of goodwill to applicable reporting units in accordance with SFAS No.  142, “Goodwill and Other Intangible Assets.”

(b)  Reclassifications and intersegment eliminations relate principally to the reclassification of income tax balances in accordance with generally accepted accounting principles and the elimination of intersegment accounts receivables and payables.

7.  Total Comprehensive Income

MidAmerican Funding’s total comprehensive income for the three months ended March 31, 2004 and 2003, was $54.0 million and $50.3 million, respectively. The differences from Net Income for the periods presented are due to the effective portion of net gains and losses on MidAmerican Energy’s derivative instruments classified as cash flow hedges and unrealized holding gains and losses on marketable securities. Accumulated other comprehensive income, net, was $0.3 million and $0.7 million as of March 31, 2004, and December 31, 2003, respectively.

8.  Goodwill

For the three-months ended March 31, 2004, MidAmerican Funding adjusted goodwill for a change in deferred income taxes due to resolution of a tax issue existing at the time of its purchase of MHC. The following table shows the change in the carrying amount of goodwill by reportable operating segment for the three months ended March 31, 2004 (in thousands):

		Energy	Trans-
	Generation	Delivery	mission	Total

Balance at January 1, 2004	$927,481	$262,906	$84,067	$1,274,454
Income tax adjustment	(3,423)	(986)	(311)	(4,720)

Balance at March 31, 2004	$924,058	$261,920	$83,756	$1,269,734

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

MidAmerican Energy Company (“MidAmerican Energy”) is a public utility with electric and natural gas operations and is the principal subsidiary within MidAmerican Funding, LLC (“MidAmerican Funding”).

Management’s Discussion and Analysis (“MD&A”) addresses the financial statements of MidAmerican Funding and MidAmerican Energy as presented in this joint filing. Information in MD&A related to MidAmerican Energy, whether or not segregated, also relates to MidAmerican Funding. Information related to other subsidiaries of MidAmerican Funding pertains only to the discussion of the financial condition and results of operations of MidAmerican Funding. Where necessary, discussions have been segregated and labeled to allow the reader to identify information applicable only to MidAmerican Funding.

MD&A should be read in conjunction with the financial statements included in this Form 10-Q and the notes to those statements, together with MD&A in MidAmerican Energy’s and MidAmerican Funding’s most recently filed Annual Report on Form 10-K.

Forward-Looking Statements

From time to time, MidAmerican Funding, or one of its subsidiaries individually, including MidAmerican Energy, may make forward-looking statements within the meaning of the federal securities laws that involve judgments, assumptions and other uncertainties beyond the control of MidAmerican Funding or any of its subsidiaries individually. These forward-looking statements may include, among others, statements concerning revenue and cost trends, cost recovery, cost reduction strategies and anticipated outcomes, pricing strategies, changes in the utility industry, planned capital expenditures, financing needs and availability, statements of MidAmerican Funding’s expectations, beliefs, future plans and strategies, anticipated events or trends and similar comments concerning matters that are not historical facts. These type of forward-looking statements are based on current expectations and involve a number of known and unknown risks and uncertainties that could cause the actual results and performance of MidAmerican Funding to differ materially from any expected future results or performance, expressed or implied, by the forward-looking statements. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, MidAmerican Funding has identified important factors that could cause actual results to differ materially from those expectations, including weather effects on sales volumes and revenues, fuel prices, fuel transportation and other operating uncertainties, acquisition uncertainty, uncertainties relating to economic and political conditions and uncertainties regarding the impact of regulations, changes in government policy, utility industry deregulation and competition. Neither MidAmerican Funding, nor any one of its subsidiaries individually, assumes any responsibility to update forward-looking information contained herein.

Results of Operations for the Quarter Ended March 31, 2004 and 2003

Earnings Overview

MidAmerican Energy’s earnings on common stock improved $6.3 million to $64.6 million for the first quarter of 2004 compared to $58.3 million for the first quarter of 2003. MidAmerican Funding’s net income improved $4.0 million to $54.4 million for the first quarter of 2004 compared to $50.4 million for the first quarter of 2003. The improvement in earnings was due primarily to an increase in electric gross margin, which was driven principally by higher wholesale sales prices and sales volumes. Additionally, income tax expense was reduced in the first quarter of 2004 due to the settlement of an income tax audit with the Internal Revenue Service. These factors were substantially offset by an increase in the charge related to a revenue sharing arrangement in Iowa, due to the improvement in earnings from Iowa electric operations, as well as increases in other expenses.

Regulated Electric Gross Margin

	Quarter
	Ended March 31,

	2004	2003

	(In millions)
Operating revenues	$363.2	$314.9
Less cost of fuel, energy and capacity	114.6	88.4

Electric gross margin	$248.6	$226.5

Electric gross margin for the first quarter of 2004 increased $22.1 million compared to the first quarter of 2003. Following is a discussion of various factors that affected gross margin. Margin variation explanations are management's best estimate of the impact of weather, customer growth and other factors based on historical data.

Gross margin on electric wholesale energy sales increased $15.1 million for the first quarter of 2004 compared to the first quarter of 2003. Improved margins per unit sold increased electric wholesale gross margin by $8.4 million while a 22.9% increase in wholesale sales volumes increased wholesale gross margin by $6.7 million. Wholesale sales are the sales of energy to other utilities, municipalities and marketers inside and outside of MidAmerican Energy's delivery system.

Gross margin on electric retail sales increased $6.1 million for the first quarter of 2004 compared to the first quarter of 2003. Retail electric sales volumes increased 5.8% during the first quarter of 2004 compared to the first quarter of 2003. Electricity usage factors not dependent on weather, such as changes in individual customer usage patterns, increased electric margin by $9.0 million compared to the first quarter of 2003. A 1.1% increase in the average number of retail customers improved electric gross margin by $4.1 million. The effect of temperature conditions during the first quarter of 2004 compared to the first quarter of 2003 resulted in approximately a $2.3 million decrease in electric margin. Higher fuel costs for Iowa electric retail sales decreased electric margin by $4.3 million relative to the first quarter of 2003.

Regulated Gas Gross Margin

	Quarter
	Ended March 31,

	2004	2003

	(In millions)
Operating revenues	$393.6	$413.8
Less cost of gas sold	310.8	329.5

Gas gross margin	$82.8	$84.3

Regulated gas revenues include purchased gas adjustment clauses through which MidAmerican Energy is allowed to recover the cost of gas sold from its retail gas utility customers. Consequently, fluctuations in the cost of gas sold do not affect gross margin or net income because revenues reflect comparable fluctuations from purchased gas adjustment clauses. A 1.3% decrease in the average per-unit cost of gas compared to the three-month period ended March 31, 2003, decreased revenues and cost of gas sold for the first quarter of 2004 by $4.2 million. Additionally, the effect of lower sales volumes related to retail and sales for resale customers contributed to the decrease in revenues and cost of gas sold.

The following table summarizes the variance in gas operating revenues, including the impact of the fluctuation in the cost of gas sold. The variances in gas operating revenues other than the fluctuation in cost of gas have the same impact on gross margin.

Increase (Decrease) in Gas	Quarter Ended March 31,
Operating Revenues -	2004 vs. 2003

(In millions)
Decrease in cost of gas:
Price	$(4.2)
Sales volumes	(14.5)

Total	(18.7)
Weather	(2.5)
Weather derivative	2.1
Customer growth	1.8
Other usage factors	(1.3)
Other	(1.6)

Total revenue variance	$(20.2)

The decrease in gas gross margin due to weather was the result of warmer temperature conditions in the first quarter of 2004 compared to the same quarter in 2003. Other gas usage factors, such as changes in individual customer usage patterns and reaction to prices, also decreased gas margin. MidAmerican Energy's average number of gas retail customers increased 1.2% compared to the first quarter of 2003. Total natural gas retail sales volumes decreased 3.6%.

MidAmerican Energy may enter into degree day swaps to offset a portion of the financial impact of variations in weather conditions on its delivery margins for the winter heating season. The net gain on such weather derivative financial instruments partially offset the decreased delivery margins.

Regulated Operating Expenses

Regulated other operating expenses for the first quarter of 2004 increased $4.4 million compared to the first quarter of 2003. Electric distribution and transmission operating expenses increased $2.4 million and Quad Cities Nuclear Station operating costs increased $1.5 million.

Maintenance expenses increased $4.7 million compared to the first quarter of 2003 due principally to a $2.1 million increase in fossil fuel generation maintenance. Additionally, distribution maintenance increased $1.2 million and Quad Cities Station maintenance costs increased $0.7 million.

Depreciation and amortization expense for the first quarter of 2004 increased $14.0 million compared to the first quarter of 2003, due principally to a $13.3 million increase in regulatory expense related to a revenue sharing arrangement in Iowa. Refer to the "Legislative and Utility Regulatory Matters" section for an explanation of the revenue sharing arrangement.

Property and other taxes increased $1.1 million for the first quarter of 2004 compared to the first quarter of 2003 due primarily to increased property taxes as a result of the higher levels of electricity generated and delivered during the assessment period. Iowa law provides for property taxes for electric and gas utilities to be based predominately on energy consumption by customers.

Nonregulated Gross Margin

	Quarter
	Ended March 31,

	2004	2003

	(In millions)
MidAmerican Energy -
Nonregulated operating revenues	$83.2	$86.5
Less nonregulated cost of sales	74.8	77.4

Nonregulated gross margin	$8.4	$9.1

MidAmerican Funding Consolidated -
Nonregulated operating revenues	$84.2	$87.2
Less nonregulated cost of sales	75.1	77.5

Nonregulated gross margin	$9.1	$9.7

Nonregulated gross margin decreased due to reduced income from sharing arrangements offset partially by an increase in gross margin for nonregulated electric retail operations.

Nonregulated operations include earnings from sharing arrangements under applicable state regulations and tariffs filed with the Iowa Utilities Board (“IUB”) and the South Dakota Public Utilities Commission for MidAmerican Energy's regulated natural gas operations. Under these arrangements, MidAmerican Energy is allowed to keep a portion of the benefits of gas sales for resale and capacity release transactions. Earnings from these arrangements decreased $1.8 million for the first quarter of 2004 compared to the first quarter of 2003.

Electric retail customers in Illinois, except for those served by electric cooperatives and municipalities, are allowed to select their electric power supplier. MidAmerican Energy's nonregulated electric retail revenues include revenues related to these supply services provided to customers outside of MidAmerican Energy's delivery system who choose their energy supplier. The improvement in the related gross margin was due primarily to a 92.0% increase in sales volumes. The increase from sales volumes was partially offset by a reduction in sales prices and cost per unit sold in the first quarter of 2004 compared to the first quarter of 2003. Accordingly, nonregulated electric retail revenues increased $3.7 million to $19.2 million for the first quarter of 2004, while the related cost of sales increased $2.6 million to $15.8 million.

Interest and Dividend Income

Interest income decreased compared to the first quarter of 2003 due to a reduction in MidAmerican Energy's short-term investments.

Other Income

MidAmerican Energy -

As a regulated public utility, MidAmerican Energy is allowed to capitalize, and record as income, a cost of construction for equity funds used, based on guidelines set forth by the Federal Energy Regulatory Commission (“FERC”). Other income for the capitalized allowance on equity funds used during construction totaled $3.3 million and $3.9 million in the first quarter of 2004 and 2003, respectively. MidAmerican Energy anticipates recording income for the allowance on equity funds used during construction over the next several years while the announced generating plants are constructed.

Other income also includes net earnings related to the cash surrender value of corporate-owned life insurance policies. Related net earnings increased $0.5 million to $0.9 million for the first quarter of 2004 compared to the first quarter of 2003.

MidAmerican Funding –

Other income for the first quarter of 2004 includes $1.1 million of income from the receipt of common stock distributed by several of MidAmerican Funding's venture capital fund investments. Other expense for the first quarter of 2003 reflects a $2.1 million impairment on another venture capital investment.

Fixed Charges

The decrease in interest on long-term debt was due to maturities of higher rate debt in 2003 offset partially by interest on $275 million of MidAmerican Energy 5.125% notes issued in January 2003.

Income Taxes

During the first quarter of 2004, MidAmerican Energy settled an income tax audit with the Internal Revenue Service. Accordingly, MidAmerican Energy recorded as income a tax reserve previously established for the settled issue. As a result, income tax expense for the first quarter of 2004 was reduced by $8.5 million at MidAmerican Energy.

A significant portion of the tax reserve was originally established in 1999 when MidAmerican Energy's parent company, MHC Inc., was acquired by MidAmerican Funding. This change in estimate of an income tax uncertainty that resulted from a purchase business combination was accounted for as an adjustment to the remaining balance of goodwill attributable to the acquisition. Accordingly, in the first quarter of 2004, MidAmerican Funding decreased goodwill and increased income tax expense by $4.7 million to reflect the settlement of that portion of the income tax liability recognized at the time of the acquisition of MHC.

Liquidity and Capital Resources

MidAmerican Energy and MidAmerican Funding have available a variety of sources of liquidity and capital resources, both internal and external. These resources provide funds required for current operations, construction expenditures, dividends, debt retirement and other capital requirements.

As reflected on the Consolidated Statements of Cash Flows, MidAmerican Energy’s net cash provided by operating activities was $221.7 million and $226.5 million for the three months ended March 31, 2004 and 2003, respectively. MidAmerican Funding’s net cash provided by operating activities was $203.8 million and $210.2 million for the three months ended March 31, 2004 and 2003, respectively.

Utility Construction Expenditures

MidAmerican Energy’s primary need for capital is utility construction expenditures. For first three months of 2004, utility construction expenditures totaled $117.2 million, including allowance for funds used during construction and Quad Cities Station nuclear fuel purchases.

Forecasted utility construction expenditures, including allowance for funds used during construction, are $912 million for 2004. Capital expenditure needs are reviewed regularly by management and may change significantly as a result of such reviews. MidAmerican Energy expects to meet these capital expenditures with cash flows from operations and the issuance of long-term debt.

MidAmerican Energy anticipates a continuing increase in demand for electricity from its regulated customers. To meet anticipated demand and ensure adequate electric generation in its service territory, MidAmerican Energy is currently constructing two electric generating projects in Iowa and is developing a third. Upon completion, the projects will provide service to regulated retail electricity customers. MidAmerican Energy has obtained regulatory approval to include the actual costs of the generation projects in its Iowa rate base as long as actual costs do not exceed the agreed caps that MidAmerican Energy has deemed to be reasonable. If the caps are exceeded, MidAmerican Energy has the right to demonstrate the prudence of the expenditures above the caps, subject to regulatory review. Wholesale sales may also be made from the projects to the extent the power is not needed for regulated retail service. MidAmerican Energy expects to invest approximately $1.4 billion in the three projects, of which approximately $382 million has been invested through March 31, 2004.

The first project is a natural gas-fired combined cycle unit with an estimated cost of $357 million, excluding allowance for funds used during construction. MidAmerican Energy will own and operate the plant. Commercial operation of the simple cycle mode began on May 5, 2003. The plant, which will continue to be operated in simple cycle mode during most of 2004, resulted in 327 megawatts (“MW”) of accredited capacity in the summer of 2003. The combined cycle operation is expected to commence in November 2004 and achieve an expected additional accredited capacity of 190 MW.

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

If constructed, MidAmerican Energy will own and operate these facilities, which are expected to cost approximately $323 million.  MidAmerican Energy’s plan to construct the wind project is in conjunction with a settlement agreement that extends through December 31, 2010, an Iowa retail electric rate freeze that was previously scheduled to expire at the end of 2005. The settlement agreement, which was filed with the IUB as part of MidAmerican Energy’s application for ratemaking principles for the wind project, was approved by the IUB on October 17, 2003. The obligation of MidAmerican Energy to construct the wind project may be terminated by MidAmerican Energy if the Federal production tax credit applicable to the wind energy facilities is not available at a rate of 1.8 cents per kWh for a period of at least ten years after the facilities begin generating electricity. Congress is currently considering legislation that would allow a 1.8 cents per kWh tax credit for a period of ten years. MidAmerican Energy has also received authorization from the IUB to construct the wind power project. If MidAmerican Energy does not construct the wind power facilities by December 31, 2006, the rate extension from January 1, 2006, through December 31, 2010, may terminate. Refer to the “Rate Matters” discussion below for more information regarding the rate aspects of the settlement.

Nuclear Decommissioning

Each licensee of a nuclear facility is required to provide financial assurance for the cost of decommissioning its licensed nuclear facility. In general, decommissioning of a nuclear facility means to safely remove the facility from service and restore the property to a condition allowing unrestricted use by the operator.

MidAmerican Energy currently contributes $8.3 million annually to external trusts established for the investment of funds for decommissioning Quad Cities Station. Approximately 70% of the fair value of the trusts’ funds is now invested in domestic corporate debt and common equity securities. The remainder is invested in investment grade municipal and U.S. Treasury bonds. Funding for Quad Cities Station nuclear decommissioning is reflected as depreciation expense in the Consolidated Statements of Operations. Quad Cities Station decommissioning costs charged to Iowa customers are included in base rates, and recovery of increases in those amounts must be sought through the normal ratemaking process.

Contractual Obligations and Commercial Commitments

MidAmerican Energy and MidAmerican Funding have various contractual obligations and commercial commitments. The following table, which has been updated from December 31, 2003, to reflect issuances and retirements of long-term debt and on-going changes in commitments due to operating leases and fuel transactions, summarizes as of March 31, 2004, the material cash obligations of MidAmerican Energy and MidAmerican Funding (in millions).

		Period Payments are Due

		April - Dec. 31,	2005-	2007-	After
Type of Obligation	Total	2004	2006	2008	2008

MidAmerican Energy:
Long-term debt, excluding unamortized debt premium and discount, net	$1,134.0	$56.0	$251.6	$2.0	$824.4
Operating leases (1)	22.3	3.1	10.4	6.5	2.3
Coal, electricity and natural gas contract commitments (1)	704.5	131.3	248.2	158.6	166.4

Total	1,860.8	190.4	510.2	167.1	993.1

MidAmerican Funding parent:
Long-term debt	700.0	-	-	-	700.0

Total	$2,560.8	$190.4	$510.2	$167.1	$1,693.1

(1)
The operating leases and coal, energy and natural gas contract commitments are not reflected on the Consolidated Balance Sheets. Refer to Note 4(f) in Notes to Consolidated Financial Statements in Item 8 of MidAmerican Energy's and MidAmerican Funding's most recently filed Form 10-K and Note 3(d) of Notes to Consolidated Financial Statements in this Form 10-Q for a discussion of the nature of these commitments.

MidAmerican Energy has other types of commitments that are subject to change and relate primarily to the items listed below. For additional information, refer, where applicable, to the respective referenced note in Notes to Consolidated Financial Statements in Item 8 of MidAmerican Energy's and MidAmerican Funding's most recently filed Form 10-K.

-	Construction expenditures: Refer to the “Utility Construction Expenditures” section above.
-	Manufactured gas plant facilities (see Note 3(a) of this Form 10-Q).
-	Nuclear decommissioning costs (see Note 3(c) of this Form 10-Q).
-	Residual guarantees on operating leases (see Note 4(g) of MidAmerican Energy's and MidAmerican Fundings' most recently filed Form 10-K).

Debt Authorizations and Credit Facilities

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

MidAmerican Energy is required to obtain authorization from the Illinois Commerce Commission (“ICC”) prior to issuing any securities. If 90% or more of the proceeds from a securities issuance are used for refinancing purposes, MidAmerican Energy need only provide the ICC with an “informational statement” prior to the issuance which sets forth the type, amount and use of the proceeds of the securities to be issued. If less than 90% of the proceeds are used for refinancing, MidAmerican Energy must file a comprehensive application seeking authorization prior to issuance. The ICC is required to hold a hearing before issuing its authorization. MidAmerican Energy currently has authority from the ICC to issue up to $895 million of long-term debt for refinancing purposes and capital expenditures.

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

Other Financing Information

MidAmerican Funding or one of its subsidiaries, including MidAmerican Energy, may from time to time seek to retire its outstanding debt through cash purchases and/or exchanges for other securities, in open market purchases, privately negotiated transactions or otherwise. The repurchases or exchanges, if any, will depend on prevailing market conditions, the issuing company’s liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Credit Ratings Risks

Debt and preferred securities of MidAmerican Funding and MidAmerican Energy are rated by nationally recognized credit rating agencies. Assigned credit ratings are based on each rating agency’s assessment of MidAmerican Funding’s or MidAmerican Energy’s ability to, in general, meet the obligations of the debt or preferred securities issued by the rated company. The credit ratings are not a recommendation to buy, sell or hold securities, and there is no assurance that a particular credit rating will continue for any given period of time. Other than the energy trading agreements discussed below, neither MidAmerican Funding nor MidAmerican Energy has any credit agreements that require termination or a material change in collateral requirements or payment schedule in the event of a downgrade in the credit ratings of the respective company’s securities.

In conjunction with its wholesale marketing and trading activities, MidAmerican Energy must meet credit quality standards as required by counterparties. MidAmerican Energy has energy trading agreements that, in accordance with industry practice, either specifically require it to maintain investment grade credit ratings or provide the right for counterparties to demand “adequate assurances” in the event of a material adverse change in MidAmerican Energy’s creditworthiness. If one or more of MidAmerican Energy’s credit ratings decline below investment grade, MidAmerican Energy may be required to post cash collateral, letters of credit or other similar credit support to facilitate ongoing wholesale marketing and trading activities. As of March 31, 2004, MidAmerican Energy’s estimated potential collateral requirements totaled approximately $119 million. MidAmerican Energy’s collateral requirements could fluctuate considerably due to seasonality, market price volatility, a loss of key MidAmerican Energy generating facilities or other related factors.

Legislative and Utility Regulatory Matters

Electric Deregulation

Under Illinois law, as of December 31, 2000, all non-residential customers in Illinois are allowed to select their provider of electric supply services. Residential customers all received the opportunity to select their electric supplier beginning May 1, 2002. Currently in Iowa, deregulation is not being actively pursued.

Rate Matters

Under two settlement agreements approved by the IUB, MidAmerican Energy’s Iowa retail electric rates are effectively frozen through December 31, 2010. The settlement agreements specifically allow the filing of electric rate design or cost of service rate changes that are intended to keep MidAmerican Energy’s overall Iowa retail electric revenue unchanged, but could result in changes to individual tariffs. The settlement agreements also each provide that portions of revenues associated with Iowa retail electric returns on equity within specified ranges will be recorded as a regulatory liability to be used to offset a portion of the cost to Iowa customers of future generating plant investment.

Under the first settlement agreement, which was approved by the IUB on December 21, 2001, and is effective through December 31, 2005, an amount equal to 50% of revenues associated with returns on equity between 12% and 14%, and 83.33% of revenues associated with returns on equity above 14%, in each year is recorded as a regulatory liability. The second settlement agreement, which was filed in conjunction with MidAmerican Energy’s application for ratemaking principles on a wind power project and was approved by the IUB on October 17, 2003, provides that during the period January 1, 2006 through December 31, 2010, an amount equal to 40% of revenues associated with returns on equity between 11.75% and 13%, 50% of revenues associated with returns on equity between 13% and 14%, and 83.3% of revenues associated with returns on equity above 14%, in each year will be recorded as a regulatory liability. An amount equal to the regulatory liability is recorded as a regulatory charge in depreciation and amortization expense when the liability is accrued. Future depreciation will be reduced as a result of the credit applied to generating plant balances as the regulatory liability is reduced. The liability is being reduced as it is credited against plant in service in amounts equal to the allowance for funds used during construction associated with generating plant additions. Interest expense is accrued on the portion of the regulatory liability related to prior years. As of March 31, 2004 and December 31, 2003, the related regulatory liability reflected on the Consolidated Balance Sheets was $173.2 million and $144.4 million, respectively.

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

Illinois bundled electric rates are frozen until 2007, subject to certain exceptions allowing for increases, at which time bundled rates are subject to cost-based ratemaking. Illinois law provides for Illinois earnings above a computed level of return on common equity to be shared equally between regulated retail electric customers and MidAmerican Energy. MidAmerican Energy’s computed level of return on common equity is based on a rolling two-year average of the Monthly Treasury Long-Term Average Rate, as published by the Federal Reserve System, plus a premium of 8.5% for 2000 through 2004 and a premium of 12.5% for 2005 and 2006. The two-year average above which sharing must occur for 2003 was 13.73%. The law allows MidAmerican Energy to mitigate the sharing of earnings above the threshold return on common equity through accelerated recovery of electric assets.

On April 2, 2004 MidAmerican Energy made a filing with the South Dakota Public Utilities Commission requesting an increase in rates of approximately $1.6 million annually from its natural gas customers. A final decision on the filing is expected by the end of the third quarter of 2004.

The Illinois Commerce Commission (“ICC”) staff has questioned the legality of MidAmerican Energy’s nonregulated sales of gas to retail customers within the state of Illinois in conjunction with purchased gas adjustment (“PGA”) reconciliation proceedings. In its direct testimony in the PGA proceeding covering 2001, the ICC staff expressed its position that MidAmerican Energy must reduce gas costs recovered from Illinois regulated gas customers through the PGA by the gross margins earned from MidAmerican Energy’s Illinois nonregulated retail customers from 2001, or approximately $1.0 million. Gross margin is the difference between the cost of gas charged to MidAmerican Energy’s unregulated gas customers in the entire state of Illinois and the revenues from such sales. If a similar adjustment is made in subsequent PGA reconciliation proceedings, the current total adjustment would be approximately $5.4 million. In a related proceeding, an administrative law judge issued a proposed order finding that MidAmerican Energy cannot lawfully sell competitive, or nonregulated, gas anywhere in Illinois. The proposed order would also void MidAmerican Energy's existing nonregulated gas contracts. MidAmerican Energy is disputing the proposed order but cannot predict the final outcome of the issue.

Transmission Developments

The Federal Energy Regulatory Commission ("FERC") has undertaken several measures to increase competition in the markets for wholesale electric energy, including efforts to foster the development of regional transmission organizations ("RTO") in its Order No. 2000 issued December 1999 and its July 2002 proposed rulemaking that would implement a standard market design ("SMD") for wholesale electric markets.

In response to Order No. 2000, MidAmerican Energy and five other electric utilities applied for FERC approval to create TRANSLink Transmission Company LLC (“TRANSLink”) as a for-profit independent transmission company to be operated in conjunction with a FERC-approved RTO. The FERC approved that application in April 2002. In June 2003, the IUB issued an order disapproving MidAmerican Energy’s application for state regulatory approval of MidAmerican Energy’s participation in TRANSLink and inviting MidAmerican Energy to refile the application once certain issues at the federal level have been resolved. On November 21, 2003, in response to continued regulatory uncertainty, TRANSLink suspended its operations and dissolved its interim management team. MidAmerican Energy is currently evaluating alternatives relating to its transmission options in light of TRANSLink’s current status.

If implemented, the FERC’s July 2002 proposed rule for SMD would require sweeping changes to the use and expansion of the interstate transmission and wholesale bulk power systems in the United States. However, it is unclear when or even whether the FERC will issue a final rule and what form the final rule would ultimately take. In response to significant criticism of its proposed rule, the FERC subsequently indicated that it had changed its proposal and would adopt a flexible approach to SMD that would accommodate regional differences. Legislation that is currently pending in Congress would forbid the FERC from implementing the SMD rule for several years, but it is not certain whether that legislation will be adopted. Any final rule on SMD may impact the costs of MidAmerican Energy’s electricity and transmission products. A final rule on SMD could directly or indirectly influence how transmission services are priced, the availability of transmission services, and how transmission services are obtained. In addition, the rule could affect how wholesale electricity is bought and sold, as well as the geographic scope of the wholesale marketplace in which MidAmerican Energy buys and sells electricity. MidAmerican Energy recognizes there is considerable uncertainty as to the timing and outcome of this rulemaking and will continue to evaluate the status of the adoption of SMD for the wholesale markets. Transferring the operations and control of MidAmerican Energy’s transmission assets to other entities could increase costs for MidAmerican Energy; however, the actual effect of any such transaction on MidAmerican Energy’s future transmission costs, or alternate RTO strategies, is not yet known.

Environmental Matters

The U.S. Environmental Protection Agency (“EPA”) and state environmental agencies have determined that contaminated wastes remaining at decommissioned manufactured gas plant facilities may pose a threat to the public health or the environment if these contaminants are in sufficient quantities and at sufficient concentrations as to warrant remedial action.

MidAmerican Energy has evaluated or is evaluating 27 properties that were, at one time, sites of gas manufacturing plants in which it may be a potentially responsible party. The purpose of these evaluations is to determine whether waste materials are present, whether the materials constitute an environmental or health risk, and whether MidAmerican Energy has any responsibility for remedial action. As of March 31, 2004, MidAmerican Energy has recorded a $13.4 million liability for these sites and a corresponding regulatory asset for future recovery through the regulatory process. Refer to Note 3(a) of Notes to Consolidated Financial Statements in this Form 10-Q for further discussion of MidAmerican Energy’s environmental activities related to manufactured gas plant sites and cost recovery.

Although the timing of potential incurred costs and recovery of costs in rates may affect the results of operations in individual periods, management believes that the outcome of these issues will not have a material adverse effect on MidAmerican Energy’s financial position or results of operations.

MidAmerican Energy’s generating facilities are subject to applicable provisions of the Clean Air Act and related air quality standards promulgated by the EPA. The Clean Air Act provides the framework for regulation of certain air emissions and permitting and monitoring associated with those emissions. MidAmerican Energy believes it is in material compliance with current regulations. Refer to Note 3(b) of Notes to Consolidated Financial Statements in this Form 10-Q for further discussion of air quality standards affecting MidAmerican Energy.

Generation Matters

In August 2003, retail customer usage of electricity caused a new record hourly peak demand of 3,935 MW on MidAmerican Energy’s electric system, surpassing the previous record of 3,889 MW set in July 2002. MidAmerican Energy is interconnected with Iowa and neighboring utilities and is involved in an electric power pooling agreement known as Mid-Continent Area Power Pool (“MAPP”). Each MAPP participant is required to maintain for emergency purposes a net generating capability reserve of at least 15% above its system peak demand. For the 2003 cooling season, MidAmerican Energy’s reserve was approximately 22% above its system peak demand.

MidAmerican Energy believes it has adequate electric capacity reserve through 2004 and continues to manage its generating resources to ensure an adequate reserve in the future. However, significantly higher-than-normal temperatures during the cooling season could cause MidAmerican Energy’s reserve to fall below the 15% minimum. If MidAmerican Energy fails to maintain the appropriate reserve, significant penalties could be contractually imposed by MAPP.

MidAmerican Energy is financially exposed to movements in energy prices since it does not recover its energy costs through an energy adjustment clause in Iowa. Although MidAmerican Energy believes it has sufficient generation under typical operating conditions for its retail electric needs, a loss of adequate generation by MidAmerican Energy requiring the purchase of replacement power at a time of high market prices could subject MidAmerican Energy to losses on its energy sales.

The transmission developments addressed under "Legislative and Utility Regulatory Matters" above also can impact MidAmerican Energy's wholesale electric purchases and sales. In addition, efforts underway to form organized markets for the sale of energy may also impact the price MidAmerican Energy pays for wholesale electricity as well as the prices it receives for wholesale sales. The FERC has other proceedings underway which may influence the wholesale electric marketplace. Because of the uncertainties as to future regulatory policy governing transmission service and pricing, and regulation of wholesale electric sales, MidAmerican Energy is uncertain whether past wholesale costs and revenues will be representative of future wholesale costs and revenues.

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” ("FIN No. 46"). FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest, or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued FASB Interpretation No. 46R, which served to clarify guidance in FIN No. 46. The provisions of FIN No. 46, as revised, were effective for public entities that had interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. MidAmerican Energy has considered the provisions of FIN No. 46R for all of its power purchase, power sale or tolling agreements. Factors considered in the analysis include the duration of the agreements, how capacity and energy payments are determined, source and payment for fuel, as well as responsibility and payment for operating and maintenance expenses. Based upon this analysis, it was determined that no change in accounting for such agreements was necessary under FIN No. 46R.

In January 2004, the FASB issued FASB Staff Position No. 106-1 (“FSP 106-1”), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP 106-1 permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Act”), which was signed into law on December 8, 2003. The Medicare Act introduced a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare. These provisions of the new law will affect accounting measurements of MidAmerican Energy’s postretirement benefit obligation and expense. As permitted by FSP 106-1, MidAmerican Energy made a one-time election to defer accounting for the effect of the Medicare Act until specific authoritative guidance is issued. Therefore, the amounts included in the consolidated financial statements related to MidAmerican Energy’s postretirement benefit plans do not reflect the effects of the Medicare Act.

Critical Accounting Policies And Estimates

MidAmerican Energy’s and MidAmerican Funding’s significant accounting policies are described in their respective Note (1) of Notes to Consolidated Financial Statements in Item 8 of their most recently filed Annual Report on Form 10-K. For a discussion of their critical accounting policies and estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in their most recently filed Annual Report on Form 10-K. MidAmerican Energy’s and MidAmerican Funding’s critical accounting policies have not changed materially since December 31, 2003.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

MidAmerican Energy’s exposure to market risk has not changed materially from its risk as of December 31, 2003. The scope of its use of financial instruments for both hedging and proprietary trading purposes has also not changed materially from December 31, 2003. MidAmerican Energy trades financial instruments that are almost entirely exchange-traded or have prices that are actively quoted. Reference is made to MidAmerican Energy’s and MidAmerican Funding’s most recently filed Form 10-K, and in particular, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, and Notes (1)(i) and (9) in Notes to Consolidated Financial Statements in Item 8 of that report.

Item 4. Controls and Procedures.

With the supervision and participation of MidAmerican Funding’s and MidAmerican Energy’s management, including the respective persons acting as chief executive officer and chief financial officer, each company performed an evaluation regarding the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2004. Based on that evaluation, MidAmerican Funding’s and MidAmerican Energy’s management, including the respective persons acting as chief executive officer and chief financial officer, concluded that their respective disclosure controls and procedures were effective. There have been no significant changes in MidAmerican Funding’s or MidAmerican Energy’s internal controls or in other factors that could significantly affect internal controls.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

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

The original complaint in this matter, Cornerstone Propane Partners, L.P. v. Reliant, et al. (“Cornerstone”), was filed on August 18, 2003 in the United States District Court, Southern District of New York naming MidAmerican Energy. On October 1, 2003, a second complaint , Roberto, E. Calle Gracey, et al. (“Calle Gracey”), was filed in the same court but did not name MidAmerican Energy. On November 14, 2003, a third complaint, Dominick Viola (“Viola”), et al., was filed in the same court and named MidAmerican Energy as a defendant. On December 5, 2003, the court entered Pretrial Order No. 1, which among other procedural matters, ordered the consolidation of the Cornerstone, Calle Gracey and Viola complaints and permitted plaintiffs to file an amended complaint in this matter. On January 20, 2004, plaintiffs filed In Re: Natural Gas Commodity Litigation as the amended complaint reasserting their previous allegations. On February 19, 2004, MidAmerican Energy filed a Motion to Dismiss and joined with several other defendants to file a joint Motion to Dismiss. The plaintiffs response is due May 19, 2004. MidAmerican Energy will continue to coordinate with the other defendants and vigorously defend the allegations against it.

Other than the litigation described above, MidAmerican Funding and its subsidiaries currently have no material legal proceedings. Information on MidAmerican Energy’s environmental matters is included in the "Environmental Matters" section of MD&A in Item 2 of this Form 10-Q. Information regarding MidAmerican Energy's regulatory matters is included in the "Legislation and Utility Regulatory Matters" section of MD&A in Item 2 of this Form 10-Q.

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

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

MIDAMERICAN FUNDING, LLC
MIDAMERICAN ENERGY COMPANY

(Registrants)

Date: May 4, 2004	/s/ Patrick J. Goodman

Patrick J. Goodman
Vice President and Treasurer
of MidAmerican Funding, LLC
(principal financial and accounting officer)

/s/ Thomas B. Specketer

Thomas B. Specketer
Vice President and Controller
of MidAmerican Energy Company
(principal financial and accounting officer)

EXHIBIT INDEX
Exhibit No.

MidAmerican Energy

15	Awareness Letter of Independent Accountants

31.1	Co-chief executive officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Co-chief executive officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Chief financial officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Co-chief executive officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Co-chief executive officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Chief financial officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

MidAmerican Funding

31.4	Chief executive officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.5	Chief financial officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.4	Chief executive officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.5	Chief financial officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

