Form 10-Q
period 2004-06-30
MIDAMERICAN ENERGY CO; MIDAMERICAN FUNDING LLC
filed 2004-08-03
CIK 928576, 1098296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2004

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
Yes [ ] No [X]

As of July 26, 2004, all of the member’s equity of MidAmerican Funding, LLC was held by its parent company, MidAmerican Energy Holdings Company.

As of July 26, 2004, all 70,980,203 outstanding shares of MidAmerican Energy Company’s voting stock were held by its parent company, MHC Inc., a direct, wholly owned subsidiary of MidAmerican Funding, LLC.

MidAmerican Funding, LLC ("MidAmerican Funding") and MidAmerican Energy Company ("MidAmerican Energy") separately file this combined Form 10-Q. Information relating to each individual registrant is filed by such registrant on its own behalf. Except for its subsidiary, MidAmerican Energy makes no representation as to information relating to any other subsidiary of MidAmerican Funding.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholder
MidAmerican Energy Company
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Energy Company and subsidiary (the “Company”) as of June 30, 2004, and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2004 and 2003, and of cash flows for the six-month periods ended June 30, 2004 and 2003. These interim financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and statement of capitalization (not presented herein) of MidAmerican Energy Company and subsidiary as of December 31, 2003, and the related consolidated statements of operations, comprehensive income, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated February 9, 2004 (March 1, 2004 as to Notes (1)(b), (1)(c), (1)(j) and (12)), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Des Moines, Iowa
July 28, 2004

MIDAMERICAN ENERGY COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands)

	As of

	June 30,	December 31,
	2004	2003

	(Unaudited)
ASSETS
Utility Plant, Net
Electric	$5,097,185	$5,030,960
Gas	933,586	922,099

	6,030,771	5,953,059
Accumulated depreciation and amortization	(2,897,149)	(2,810,336)

	3,133,622	3,142,723
Construction work in progress	396,946	217,537

	3,530,568	3,360,260

Current Assets
Cash and cash equivalents	5,626	3,151
Receivables, net	269,060	300,643
Inventories	55,501	85,465
Other	31,703	42,459

	361,890	431,718

Investments and Nonregulated Property, Net	312,977	299,103
Regulatory Assets	281,699	261,696
Other Assets	68,798	51,657

Total Assets	$4,555,932	$4,404,434

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholder’s equity	$1,411,096	$1,318,519
MidAmerican Energy preferred securities	30,329	31,759
Long-term debt, excluding current portion	982,183	1,072,496

	2,423,608	2,422,774

Current Liabilities
Notes payable	9,000	48,000
Current portion of long-term debt	90,759	56,151
Accounts payable	167,008	198,273
Taxes accrued	61,494	72,558
Interest accrued	9,718	10,235
Other	100,179	67,160

	438,158	452,377

Other Liabilities
Deferred income taxes	478,034	415,788
Investment tax credits	50,324	52,510
Asset retirement obligations	276,790	269,124
Regulatory liabilities	621,276	574,490
Other	267,742	217,371

	1,694,166	1,529,283

Total Capitalization and Liabilities	$4,555,932	$4,404,434

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

		(Unaudited)
Operating Revenues
Regulated electric	$344,375	$329,287	$707,559	$644,229
Regulated gas	173,669	155,075	567,240	568,854
Nonregulated	55,927	51,521	139,104	137,996

	573,971	535,883	1,413,903	1,351,079

Operating Expenses
Regulated:
Cost of fuel, energy and capacity	99,061	82,454	213,674	170,872
Cost of gas sold	133,442	111,747	444,217	441,274
Other operating expenses	93,609	89,221	180,622	171,869
Maintenance	49,083	37,447	82,016	65,729
Depreciation and amortization	67,539	77,797	150,067	146,282
Property and other taxes	19,665	19,373	41,327	39,930

	462,399	418,039	1,111,923	1,035,956

Nonregulated:
Cost of sales	47,641	43,360	122,445	120,749
Other	4,569	4,336	8,724	8,068

	52,210	47,696	131,169	128,817

Total operating expenses	514,609	465,735	1,243,092	1,164,773

Operating Income	59,362	70,148	170,811	186,306

Non-Operating Income
Interest and dividend income	631	1,383	1,230	2,509
Other income	5,553	5,461	9,918	9,899
Other expense	(1,315)	(523)	(2,076)	(872)

	4,869	6,321	9,072	11,536

Fixed Charges
Interest on long-term debt	17,046	18,012	34,625	36,570
Other interest expense	1,479	927	2,716	1,946
Allowance for borrowed funds	(1,877)	(1,092)	(3,199)	(2,683)

	16,648	17,847	34,142	35,833

Income Before Income Taxes	47,583	58,622	145,741	162,009
Income Taxes	19,012	25,490	52,283	70,185

Net Income	28,571	33,132	93,458	91,824
Preferred Dividends	312	327	621	764

Earnings on Common Stock	$28,259	$32,805	$92,837	$91,060

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months
	Ended June 30,

	2004	2003

	(Unaudited)
Net Cash Flows From Operating Activities
Net income	$93,458	$91,824
Adjustments to reconcile net income to net cash provided:
Depreciation and amortization	150,691	146,856
Deferred income taxes and investment tax credit, net	52,521	1,210
Amortization of other assets and liabilities	3,418	14,105
Impact of changes in working capital:
Receivables, net	46,044	65,151
Inventories	29,964	39,442
Accounts payable	(53,373)	(97,381)
Taxes accrued	(11,064)	7,805
Other current assets and liabilities	15,789	9,240
Other	518	(2,142)

Net cash provided by operating activities	327,966	276,110

Net Cash Flows From Investing Activities
Utility construction expenditures	(277,127)	(151,637)
Non-cash and accrued utility construction expenditures	51,402	(4,290)
Quad Cities Station decommissioning trust fund	(4,150)	(4,150)
Other investing activities, net	127	6,939

Net cash used in investing activities	(229,748)	(153,138)

Net Cash Flows From Financing Activities
Dividends paid	(621)	(87,014)
Issuance of long-term debt, net of issuance cost	-	272,572
Retirement of long-term debt, including reacquisition cost	(55,892)	(187,901)
Reacquisition of preferred securities	(1,430)	-
Collateral received	1,200	-
Net decrease in notes payable	(39,000)	(55,000)

Net cash used in financing activities	(95,743)	(57,343)

Net Increase in Cash and Cash Equivalents	2,475	65,629
Cash and Cash Equivalents at Beginning of Period	3,151	28,500

Cash and Cash Equivalents at End of Period	$5,626	$94,129

Supplemental Disclosure:
Interest paid, net of amounts capitalized	$31,988	$32,114

Income taxes paid	$12,096	$63,240

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

In May 2004, the FASB issued FASB Staff Position No. 106-2 ("FSP 106-2"), "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("Act"). The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of postretirement health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. When adopted, FSP 106-2 will supersede FSP 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," which was issued in January 2004 and permitted a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act until more authoritative guidance on the accounting for the federal subsidy was issued, which MidAmerican Energy so elected. FSP 106-2 provides authoritative guidance on the accounting for the federal subsidy and specifies the disclosure requirements for employers who have adopted FSP 106-2, including those who are unable to determine whether benefits provided under its plan are actuarially equivalent to Medicare Part D. MidAmerican Energy has determined that the effects of the Act are not significant to its postretirement plan and therefore do not constitute a significant event, as that term is defined in Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” As such, MidAmerican Energy will adopt FSP 106-2 at its next measurement date, January 1, 2005.

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

MidAmerican Energy estimates the range of possible costs for investigation, remediation and monitoring for the sites discussed above to be approximately $11 million to $27 million. As of June 30, 2004 and December 31, 2003, MidAmerican Energy had recorded a liability of $11.3 million and $14.0 million, respectively, for these sites and a corresponding regulatory asset for future recovery through the regulatory process. MidAmerican Energy projects that these amounts will be incurred or paid over the next four years.

The estimated liability is determined through a site-specific cost evaluation process. The estimate includes incremental direct costs of remediation, site monitoring costs and costs of compensation to employees for time expected to be spent directly on the remediation effort. The estimated recorded liabilities for these properties are based upon preliminary data. Thus, actual costs could vary significantly from the estimates. The estimate could change materially based on facts and circumstances derived from site investigations, changes in required remedial action and changes in technology relating to remedial alternatives. Insurance recoveries have been received for some of the sites under investigation. Those recoveries are intended to be used principally for accelerated remediation, as specified by the Iowa Utilities Board (“IUB”) and are recorded as a regulatory liability.

Although the timing of potential incurred costs and recovery of such costs in rates may affect the results of operations in individual periods, management believes that the outcome of these issues will not have a material adverse effect on MidAmerican Energy’s financial position, results of operations or cash flows.

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

The EPA has in recent years implemented more stringent National Ambient Air Quality Standards for ozone and new standards for fine particulate matter. These standards set the minimum level of air quality that must be met throughout the United States. Areas that achieve the standards, as determined by ambient monitoring, are characterized as being in attainment of the standard. Areas that fail to meet the standard are designated as being nonattainment areas. Generally, once an area has been designated as a nonattainment area, sources of emissions in the area that contribute to the failure to achieve the ambient air quality standards are required to make emissions reductions. The EPA has concluded that the entire State of Iowa is in attainment of the ozone standards. The EPA has preliminarily determined that the entire State of Iowa is also in attainment with the fine particulate standards.

On December 4, 2003, the EPA announced the development of its Interstate Air Quality Rule, now known as the Clean Air Interstate Rule, a proposal to require coal-burning power plants in 29 states, including Iowa, and the District of Columbia to reduce emissions of sulfur dioxide (“SO2”) and nitrogen oxides (“NOX”) in an effort to reduce ozone and fine particulate matter in the Eastern United States. It is likely that MidAmerican Energy’s coal-burning facilities will be impacted by this proposal.

In December 2000, the EPA concluded that mercury emissions from coal-fired generating stations should be regulated. The EPA is currently considering two regulatory alternatives that would reduce emissions of mercury from coal-fired utilities. One of these alternatives would require reductions of mercury from all coal-fired facilities greater than 25 megawatts through application of Maximum Achievable Control Technology with compliance assessed on a facility basis. The other alternative would regulate the mercury emissions of coal-fired facilities that pose a health hazard through a market based cap-and-trade mechanism similar to the SO2 allowance system. The EPA is currently under a deadline to finalize the mercury reduction rule by March 2005.

The Clean Air Interstate Rule or the mercury reduction rule could, in whole or in part, be superseded or made more stringent by one of a number of multi-pollutant emission reduction proposals currently under consideration at the federal level, including the “Clear Skies Initiative,” and other pending legislative proposals that contemplate 70% to 90% reductions of SO2, NOX and mercury, as well as possible new federal regulation of carbon dioxide and other gases that may affect global climate change.

Depending on the outcome of the final Clean Air Interstate Rule and the mercury reduction rule or any superseding legislation passed by Congress, MidAmerican Energy may be required to install control equipment on its generating stations, purchase emission allowances or decrease the number of hours during which its generating stations operate. However, until final regulatory or legislation action is taken, the impact of the regulations on MidAmerican Energy cannot be predicted.

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

Under the New Source Review (“NSR”) provisions of the Clean Air Act, a utility is required to obtain a permit from the EPA or a state regulatory agency prior to (1) beginning construction of a new major stationary source of an NSR-regulated pollutant or (2) making a physical or operational change (a “major modification”) to an existing facility that potentially increases emissions, unless the changes are exempt under the regulations (including routine maintenance, repair and replacement of equipment). In general, projects subject to NSR regulations are subject to pre-construction review and permitting under the Prevention of Significant Deterioration (“PSD”) provisions of the Clean Air Act. Under the PSD program, a project that emits threshold levels of regulated pollutants must undergo a Best Available Control Technology analysis and evaluate the most effective emissions controls. These controls must be installed in order to receive a permit. Violations of NSR regulations, which may be alleged by the EPA, states, and environmental groups, among others, potentially subject a utility to material expenses for fines and other sanctions and remedies including requiring installation of enhanced pollution controls and funding supplemental environmental projects.

In recent years, the EPA has requested from several utilities information and support regarding their capital projects for various generating plants. The requests were issued as part of an industry-wide investigation to assess compliance with the NSR and the New Source Performance Standards of the Clean Air Act. In December 2002 and April 2003, MidAmerican Energy received requests from the EPA to provide documentation related to its capital projects from January 1, 1980, to April 2003 for a number of its generating plants. MidAmerican Energy has submitted information to the EPA in responses to these requests, and there are currently no outstanding data requests pending from the EPA. MidAmerican Energy cannot predict the outcome of these requests at this time. However, on August 27, 2003, the EPA announced changes to its NSR rules that clarify what constitutes routine repair, maintenance and replacement for purposes of triggering NSR requirements. The EPA concluded equipment that is repaired, maintained or replaced with an expenditure not greater than 20 percent of the value of the source will not trigger the New Source Revisions of the Clean Air Act. Since the NSR changes were announced, the EPA’s enforcement branch has indicated it would apply the clarified routine repair, maintenance and replacement rules to its pending investigation.  However, a number of states and local air districts challenged the EPA’s clarifications of the rule, and a panel of the U.S. Circuit Court of Appeals for the District of Columbia Circuit issued an order on December 24, 2003, staying the EPA’s implementation of its clarifications of the equipment replacement rule. On July 1, 2004, the EPA published a notice of stay of the final equipment replacement rule in the Federal Register, consistent with the judicial stay. Additionally, on the same date, the EPA published a Notice of Reconsideration and Request for Comment on the equipment replacement rule in response to the Petitioners’ legal challenges, indicating that it plans to take final action on the issue in approximately 180 days. Until such time as the EPA takes final action on the equipment replacement rule, the previous rules without the clarified exemption remain in effect.

(c)   Nuclear Decommissioning Costs

Expected decommissioning costs for Quad Cities Station have been developed based on a site-specific decommissioning study that includes decontamination, dismantling, site restoration, dry fuel storage cost and an assumed shutdown date. Quad Cities Station decommissioning costs are included in base rates in Iowa tariffs.

MidAmerican Energy’s share of expected decommissioning costs for Quad Cities Station, in 2003 dollars, is $260 million and is the asset retirement obligation for Quad Cities Station. Refer to Note (1)(j) of MidAmerican Energy’s most recently filed Form 10-K for a discussion of asset retirement obligations. MidAmerican Energy has established external trusts for the investment of funds for decommissioning the Quad Cities Station. The fair value of the assets held in the trusts as of June 30, 2004, and December 31, 2003, was $193.6 million and $184.2 million, respectively, and is reflected in Investments and Nonregulated Property, Net.

(d)    Electric Capacity Commitments

MidAmerican Energy has contracts with non-affiliated companies to purchase electric capacity. In January 2004, MidAmerican Energy and the Nebraska Public Power District (“NPPD”) entered into a series of agreements that will result in MidAmerican Energy purchasing 250 megawatts of NPPD capacity for a five-year period commencing January 1, 2005. As of June 30, 2004, total non-affiliated electric capacity contracts, with expiration dates ranging from 2004 to 2028, required minimum payments of $20.6 million, $28.4 million, $25.1 million, $27.3 million and $35.8 million for July 1 – December 31, 2004, and the years 2005 through 2008, respectively, and $97.8 million for the total of the years thereafter.

4.   Rate Matters

Under two settlement agreements approved by the IUB, MidAmerican Energy’s Iowa retail electric rates are effectively frozen through December 31, 2010. The settlement agreements specifically allow the filing of electric rate design or cost of service rate changes that could result in changes to individual tariffs but are intended to keep MidAmerican Energy’s overall Iowa retail electric revenue unchanged. The settlement agreements also each provide that portions of revenues associated with Iowa retail electric returns on equity within specified ranges will be recorded as a regulatory liability to be used to offset a portion of the cost to Iowa customers of future generating plant investment.

Under the first settlement agreement, which was approved by the IUB on December 21, 2001, and is effective through December 31, 2005, an amount equal to 50% of revenues associated with returns on equity between 12% and 14%, and 83.33% of revenues associated with returns on equity above 14%, in each year is recorded as a regulatory liability. The second settlement agreement, which was filed in conjunction with MidAmerican Energy’s application for ratemaking principles on a wind power project and was approved by the IUB on October 17, 2003, provides that during the period January 1, 2006 through December 31, 2010, an amount equal to 40% of revenues associated with returns on equity between 11.75% and 13%, 50% of revenues associated with returns on equity between 13% and 14%, and 83.3% of revenues associated with returns on equity above 14%, in each year will be recorded as a regulatory liability. An amount equal to the regulatory liability is recorded as a regulatory charge in depreciation and amortization expense when the liability is accrued. Additionally, interest expense is accrued on the portion of the regulatory liability balance recorded in prior years. The liability is being reduced as it is credited against plant in service in amounts equal to the allowance for funds used during construction associated with generating plant additions. Future depreciation will be reduced as a result of the credit applied to generating plant balances from the reduction of the regulatory liability. As of June 30, 2004 and December 31, 2003, the related regulatory liability reflected on the Consolidated Balance Sheets was $188.0 million and $144.4 million, respectively.

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

5.   Retirement Plans

MidAmerican Energy sponsors a noncontributory defined benefit pension plan covering substantially all employees of MidAmerican Energy Holdings Company and its domestic energy subsidiaries. MidAmerican Energy also currently sponsors certain postretirement health care and life insurance benefits covering substantially all retired employees of MidAmerican Energy Holdings Company and its domestic subsidiaries. Net periodic pension benefit cost, including supplemental retirement, and postretirement benefit cost included the following components for MidAmerican Energy and the aforementioned affiliates (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

Pension
Components of net periodic benefit cost:
Service cost	$6,346	$6,767	$12,944	$13,511
Interest cost	9,067	9,329	17,767	18,665
Expected return on plan assets	(9,738)	(10,543)	(19,372)	(21,042)
Amortization of net transition balance	(203)	(711)	(401)	(1,420)
Amortization of prior service cost	693	687	1,380	1,392
Amortization of prior year loss	366	363	785	738
Regulatory expense	-	912	-	1,820

Net periodic cost	$6,531	$6,804	$13,103	$13,664

Postretirement
Components of net periodic benefit cost:
Service cost	$2,103	$1,944	$4,065	$3,895
Interest cost	3,964	3,820	8,147	7,654
Expected return on plan assets	(2,512)	(1,428)	(4,373)	(2,862)
Amortization of net transition balance	674	978	1,702	1,959
Amortization of prior service cost	5	140	153	282
Amortization of prior year loss	876	883	1,710	1,770

Net periodic cost	$5,110	$6,337	$11,404	$12,698

MidAmerican Energy previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $5.1 million and $27.6 million in 2004 to its pension and postretirement plans, respectively. As of June 30, 2004, $2.6 million and $13.1 million of contributions have been made to the pension and postretirement plans, respectively.

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

The following tables provide MidAmerican Energy’s operating revenues, income before income taxes and total assets on a reportable operating segment basis (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

Segment Profit Information
Operating revenues:
External revenues -
Generation	$143,367	$108,172	$322,238	$265,708
Energy delivery	371,268	375,008	945,695	944,735
Transmission	7,070	5,856	13,698	12,104
Marketing & sales	52,266	46,847	132,272	128,532

Total	573,971	535,883	1,413,903	1,351,079

Intersegment revenues -
Generation	156,908	148,689	300,115	279,044
Energy delivery	(171,679)	(163,929)	(329,657)	(308,771)
Transmission	14,771	14,486	29,542	28,973
Marketing & sales	-	754	-	754

Total	-	-	-	-

Consolidated	$573,971	$535,883	$1,413,903	$1,351,079

Income before income taxes:
Generation	$18,705	$34,129	$44,260	$62,960
Energy delivery	14,420	12,967	71,602	73,547
Transmission	13,032	10,605	25,934	23,047
Marketing & sales	1,114	594	3,324	1,691

Total	47,271	58,295	145,120	161,245
Preferred dividends	312	327	621	764

Consolidated	$47,583	$58,622	$145,741	$162,009

	As of

	June 30,	December 31,
	2004	2003

Segment Asset Information
Total assets:
Generation	$1,869,488	$1,639,541
Energy delivery	2,458,228	2,535,061
Transmission	258,250	242,435
Marketing & sales	39,312	56,743

Total	4,625,278	4,473,780
Reclassifications and intersegment eliminations (a)	(69,346)	(69,346)

Consolidated	$4,555,932	$4,404,434

(a)
Reclassifications and intersegment eliminations relate principally to the reclassification of income tax balances in accordance with generally accepted accounting principles and the elimination of intersegment accounts receivables and payables.

7.   Total Comprehensive Income

MidAmerican Energy’s total comprehensive income for the three months ended June 30, 2004 and 2003, was $28.3 million and $32.1 million, respectively. MidAmerican Energy’s total comprehensive income for the six months ended June 30, 2004 and 2003 was $92.4 million and $90.4 million, respectively. The differences from Earnings on Common Stock for the periods presented are due to the effective portion of net gains and losses on MidAmerican Energy’s derivative instruments classified as cash flow hedges. Accumulated other comprehensive income, net, was $- and $0.4 million as of June 30, 2004, and December 31, 2003, respectively.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Managers and Member
MidAmerican Funding, LLC
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Funding, LLC and subsidiaries (the “Company”) as of June 30, 2004, and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2004 and 2003, and of cash flows for the six-month periods ended June 30, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and statement of capitalization (not presented herein) of MidAmerican Funding, LLC and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, comprehensive income, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated February 9, 2004 (March 1, 2004 as to Notes (1)(b), (1)(c), (1)(j) and (12)), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Des Moines, Iowa
July 28, 2004

MIDAMERICAN FUNDING, LLC
CONSOLIDATED BALANCE SHEETS
(In thousands)

	As of

	June 30,	December 31,
	2004	2003

	(Unaudited)
ASSETS
Utility Plant, Net
Electric	$5,097,185	$5,030,960
Gas	933,586	922,099

	6,030,771	5,953,059
Accumulated depreciation and amortization	(2,897,149)	(2,810,336)

	3,133,622	3,142,723
Construction work in progress	396,946	217,537

	3,530,568	3,360,260

Current Assets
Cash and cash equivalents	5,948	4,558
Receivables, net	273,896	305,198
Inventories	55,501	85,465
Other	32,524	43,572

	367,869	438,793

Investments and Nonregulated Property, Net	360,543	350,746
Goodwill	1,269,734	1,274,454
Regulatory Assets	281,699	261,696
Other Assets	68,807	51,665

Total Assets	$5,879,220	$5,737,614

CAPITALIZATION AND LIABILITIES
Capitalization
Member’s equity	$1,939,315	$1,863,769
MidAmerican Energy preferred security	30,329	31,759
Long-term debt, excluding current portion	1,682,183	1,772,496

	3,651,827	3,668,024

Current Liabilities
Notes payable	9,000	48,000
Note payable to affiliate	21,000	10,450
Current portion of long-term debt	90,759	56,151
Accounts payable	169,082	200,549
Taxes accrued	66,901	79,304
Interest accrued	25,451	26,017
Other	100,377	68,044

	482,570	488,515

Other Liabilities
Deferred income taxes	514,774	453,320
Investment tax credits	50,324	52,510
Asset retirement obligations	276,790	269,124
Regulatory liabilities	621,276	574,490
Other	281,659	231,631

	1,744,823	1,581,075

Total Capitalization and Liabilities	$5,879,220	$5,737,614

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN FUNDING, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

		(Unaudited)
Operating Revenues
Regulated electric	$344,375	$329,287	$707,559	$644,229
Regulated gas	173,669	155,075	567,240	568,854
Nonregulated	57,477	52,078	141,668	139,273

	575,521	536,440	1,416,467	1,352,356

Operating Expenses
Regulated:
Cost of fuel, energy and capacity	99,061	82,454	213,674	170,872
Cost of gas sold	133,442	111,747	444,217	441,274
Other operating expenses	93,609	89,221	180,622	171,869
Maintenance	49,083	37,447	82,016	65,729
Depreciation and amortization	67,539	77,797	150,067	146,282
Property and other taxes	19,665	19,373	41,327	39,930

	462,399	418,039	1,111,923	1,035,956

Nonregulated:
Cost of sales	48,092	43,390	123,165	120,896
Other	5,608	5,407	10,892	10,157

	53,700	48,797	134,057	131,053

Total operating expenses	516,099	466,836	1,245,980	1,167,009

Operating Income	59,422	69,604	170,487	185,347

Non-Operating Income
Interest and dividend income	655	1,223	1,284	2,465
Marketable securities gains and (losses), net	174	107	480	201
Other income	5,851	6,652	12,538	11,809
Other expense	(1,409)	(657)	(2,274)	(3,208)

	5,271	7,325	12,028	11,267

Fixed Charges
Interest on long-term debt	28,827	29,793	58,130	60,133
Other interest expense	1,568	994	2,856	2,038
Preferred dividends of subsidiaries	312	327	621	764
Allowance for borrowed funds	(1,877)	(1,092)	(3,199)	(2,683)

	28,830	30,022	58,408	60,252

Income Before Income Taxes	35,863	46,907	124,107	136,362
Income Taxes	14,109	20,614	47,996	59,716

Net Income	$21,754	$26,293	$76,111	$76,646

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN FUNDING, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months
	Ended June 30,

	2004	2003

	(Unaudited)
Net Cash Flows From Operating Activities
Net income	$76,111	$76,646
Adjustments to reconcile net income to net cash provided:
Depreciation and amortization	150,792	146,950
Deferred income taxes and investment tax credit, net	51,690	2,335
Amortization of other assets and liabilities	2,658	12,816
Loss from impairment of assets and investments	-	2,069
Impact of changes in working capital:
Marketable securities, trading	-	4,719
Receivables, net	45,762	61,583
Inventories	29,964	39,442
Accounts payable	(53,574)	(99,713)
Taxes accrued	(12,403)	8,472
Other current assets and liabilities	15,346	9,494
Other	6,812	(1,278)

Net cash provided by operating activities	313,158	263,535

Net Cash Flows From Investing Activities
Utility construction expenditures	(277,127)	(151,637)
Non-cash and accrued utility construction expenditures	51,402	(4,290)
Quad Cities Station decommissioning trust fund	(4,150)	(4,150)
Note receivable from affiliate	-	10,000
Other investing activities, net	2,679	8,432

Net cash used in investing activities	(227,196)	(141,645)

Net Cash Flows From Financing Activities
Common dividends paid	-	(86,250)
Issuance of long-term debt, net of issuance cost	-	272,572
Retirement of long-term debt, including reacquisition cost	(55,892)	(187,901)
Reacquisition of preferred securities	(1,430)	-
Note payable to affiliate	10,550	-
Collateral received	1,200	-
Net decrease in notes payable	(39,000)	(55,000)

Net cash used in financing activities	(84,572)	(56,579)

Net Increase in Cash and Cash Equivalents	1,390	65,311
Cash and Cash Equivalents at Beginning of Period	4,558	28,915

Cash and Cash Equivalents at End of Period	$5,948	$94,226

Supplemental Disclosure:
Interest paid, net of amounts capitalized	$55,671	$55,733

Income taxes paid	$5,271	$50,950

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

2.   New Accounting Pronouncements

Refer to Note 2 of MidAmerican Energy’s Notes to Consolidated Financial Statements for information regarding MidAmerican Funding’s new accounting pronouncements

3.   Commitments and Contingencies

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

The following tables provide MidAmerican Funding’s operating revenues, income before income taxes and total assets on a reportable operating segment basis (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

Segment Profit Information
Operating revenues:
External revenues -
Generation	$143,367	$108,172	$322,238	$265,708
Energy delivery	371,268	375,008	945,695	944,735
Transmission	7,070	5,856	13,698	12,104
Marketing & sales	52,266	46,847	132,272	128,532
Other	1,550	557	2,564	1,277

Total	575,521	536,440	1,416,467	1,352,356

Intersegment revenues -
Generation	156,908	148,689	300,115	279,044
Energy delivery	(171,679)	(163,929)	(329,657)	(308,771)
Transmission	14,771	14,486	29,542	28,973
Marketing & sales	-	754	-	754

Total	-	-	-	-

Consolidated	$575,521	$536,440	$1,416,467	$1,352,356

Income before income taxes:
Generation	$18,705	$34,129	$44,260	$62,960
Energy delivery	14,420	12,967	71,602	73,547
Transmission	13,032	10,605	25,934	23,047
Marketing & sales	1,114	594	3,324	1,691
Other	(11,408)	(11,388)	(21,013)	(24,883)

Total	$35,863	$46,907	$124,107	$136,362

	As of

	June 30,	December 31,
	2004	2003

Segment Asset Information
Total assets (a):
Generation	$2,793,546	$2,567,022
Energy delivery	2,720,148	2,797,967
Transmission	342,006	326,502
Marketing & sales	39,312	56,743
Other	213,864	200,863

Total	6,108,876	5,949,097
Reclassifications and intersegment eliminations (b)	(229,656)	(211,483)

Consolidated	$5,879,220	$5,737,614

(a)
Total assets by operating segment reflect the assignment of goodwill to applicable reporting units in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

(b)
Reclassifications and intersegment eliminations relate principally to the reclassification of income tax balances in accordance with generally accepted accounting principles and the elimination of intersegment accounts receivables and payables.

7.   Total Comprehensive Income

MidAmerican Funding’s total comprehensive income for the three months ended June 30, 2004 and 2003, was $21.6 million and $25.7 million, respectively. MidAmerican Funding’s total comprehensive income for the six months ended June 30, 2004 and 2003, was $75.5 million and $76.0 million, respectively. The differences from Net Income for the periods presented are due to the effective portion of net gains and losses on MidAmerican Energy’s derivative instruments classified as cash flow hedges and unrealized holding gains and losses on marketable securities. Accumulated other comprehensive income, net, was $0.1 million and $0.7 million as of June 30, 2004, and December 31, 2003, respectively.

8.   Goodwill

For the six months ended June 30, 2004, MidAmerican Funding adjusted goodwill for a change in deferred income taxes due to resolution of a tax issue existing at the time of its purchase of MHC. The following table shows the change in the carrying amount of goodwill by reportable operating segment for the six months ended June 30, 2004 (in thousands):

		Energy
	Generation	Delivery	Transmission	Total

Balance at January 1, 2004	$927,481	$262,906	$84,067	$1,274,454
Income tax adjustment	(3,423)	(986)	(311)	(4,720)

Balance at June 30, 2004	$924,058	$261,920	$83,756	$1,269,734

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

Results of Operations for the Quarter Ended June 30, 2004 and 2003

Earnings Overview

MidAmerican Energy’s earnings on common stock decreased $4.5 million to $28.3 million for the second quarter of 2004 compared to $32.8 million for the second quarter of 2003. MidAmerican Funding’s net income decreased $4.5 million to $21.8 million for the second quarter of 2004 compared to $26.3 million for the second quarter of 2003. The reduction in earnings was due primarily to a decrease in earnings from regulated electric operations due in part to an increase in maintenance expenses for fossil-fueled generating stations.

Following is a discussion of various factors that affected earnings. Explanations include management's best estimate of the impact of weather, customer growth and other factors.

Regulated Electric Gross Margin

	Quarter
	Ended June 30,

	2004	2003

	(In millions)
Operating revenues	$344.4	$329.3
Less cost of fuel, energy and capacity	99.1	82.5

Electric gross margin	$245.3	$246.8

Electric gross margin for the second quarter of 2004 decreased $1.5 million compared to the second quarter of 2003. The reduction in electric gross margin was attributable to decreases of $3.4 million and $1.8 million, respectively, in retail and wholesale margins, which were largely offset by a $3.2 million increase in the net margin on MidAmerican Energy’s sales and purchases of electric capacity.

Gross margin on electric retail sales decreased $3.4 million for the second quarter of 2004 compared to the second quarter of 2003 due principally to higher fuel costs, partially offset by an increase in retail sales volumes.

Higher fuel costs related to Iowa retail electric sales decreased electric margin by $10.1 million compared to the second quarter of 2003. A majority of the increase in fuel costs pertains to the Iowa portion of two events in 2003. First, $10.9 million of cost recovery was recognized in the second quarter of 2003 for MidAmerican Energy’s coal purchase contract with Enron Corp. (“Enron”) following resolution of related Enron bankruptcy proceedings. Second, $5.1 million of expense was recognized in the second quarter of 2003 related to the write-off of the remaining value of failed nuclear fuel at Quad Cities Station. Additionally, higher priced power purchases in 2004 to replace energy from MidAmerican Energy generating plants taken out of service for preventive maintenance also contributed to the increase in 2004 fuel costs compared to the second quarter of 2003.

Retail electric sales volumes increased 4.0% for the second quarter of 2004 compared to the second quarter of 2003 due to an increase in customers and the effect of temperature conditions. A 1.1% increase in the average number of retail customers improved electric retail gross margin by $5.0 million. The effect of temperature conditions during the second quarter of 2004 compared to the second quarter of 2003 resulted in approximately a $1.4 million increase in electric retail gross margin.

Wholesale sales are the sales of energy to other utilities, municipalities and marketers inside and outside of MidAmerican Energy's delivery system. Gross margin on electric wholesale energy sales decreased $1.8 million for the second quarter of 2004 compared to the second quarter of 2003. This decrease is comprised of reduced margins per unit sold, which reduced electric wholesale gross margin by $2.9 million, partially offset by a 4.2% increase in wholesale sales volumes, which increased wholesale gross margin by $1.1 million.

Regulated Gas Gross Margin

	Quarter
	Ended June 30,

	2004	2003

	(In millions)
Operating revenues	$173.7	$155.1
Less cost of gas sold	133.4	111.7

Gas gross margin	$40.3	$43.4

Regulated gas revenues include purchased gas adjustment clauses through which MidAmerican Energy is allowed to recover the cost of gas sold from its retail gas utility customers. Consequently, fluctuations in the cost of gas sold do not affect gross margin or net income because revenues reflect comparable fluctuations through the purchased gas adjustment clauses. Compared to the second quarter of 2003, the average per-unit cost of gas was relatively unchanged. The primary cause of the increase in revenues and cost of gas sold for the quarter was an increase in wholesale sales volumes.

Although wholesale sales can substantially affect revenues and cost of gas sold, they do not affect gas gross margin because most of the margin on such sales is passed on to retail customers through the purchased gas adjustment clauses. The portion of such margins retained by MidAmerican Energy through sharing arrangements under applicable state regulations and tariffs is reflected as nonregulated revenues.

The following table summarizes the variance in gas operating revenues, including the impact of the fluctuation in the cost of gas sold. The variances in gas operating revenues other than the fluctuation in cost of gas have the same impact on gross margin.

Quarter Ended
June 30,
Increase (Decrease) in Gas Operating Revenues	2004 vs. 2003
(In millions)
Change in cost of gas sold:
Price	$1.7
Sales volumes	20.0

Total	21.7
Weather	(1.3)
Customer growth	0.8
Other usage factors	(1.9)
Other	(0.7)

Total revenue variance	$18.6

The decrease in gas gross margin due to weather was the result of mild temperature conditions in the second quarter of 2004 compared to the same quarter in 2003. Other gas usage factors, such as changes in individual customer usage patterns and reaction to prices, also decreased gas margin. MidAmerican Energy's average number of gas retail customers increased 1.2% compared to the second quarter of 2003.

Regulated Operating Expenses

Regulated other operating expenses for the second quarter of 2004 increased $4.4 million compared to the second quarter of 2003. Electric distribution and transmission operating expenses increased $4.1 million due in part to higher storm damage repair costs and payments to other utilities for the transmission of energy.

Maintenance expenses increased $11.6 million compared to the second quarter of 2003 due principally to a $9.7 million increase in fossil fuel generation preventive maintenance.

Depreciation and amortization expense for the second quarter of 2004 decreased $10.3 million compared to the second quarter of 2003 due principally to a $7.0 million decrease in regulatory expense related to revenue sharing arrangements in Iowa and Illinois. Refer to the "Legislative and Utility Regulatory Matters" section for an explanation of the revenue sharing arrangements.

Nonregulated Gross Margin

	Quarter Ended June 30,

	2004	2003

MidAmerican Energy -	(In millions)
Nonregulated operating revenues	$55.9	$51.5
Less nonregulated cost of sales	47.6	43.4

Nonregulated gross margin	$8.3	$8.1

MidAmerican Funding Consolidated -
Nonregulated operating revenues	$57.5	$52.1
Less nonregulated cost of sales	48.1	43.4

Nonregulated gross margin	$9.4	$8.7

Nonregulated gross margin increased due to an increase in gross margin for nonregulated electric retail operations.

Electric retail customers in Illinois, except for those served by electric cooperatives and municipalities, are allowed to select their electric power supplier. MidAmerican Energy's nonregulated electric retail revenues include revenues related to these supply services provided to customers outside of MidAmerican Energy's delivery system who choose their energy supplier. Nonregulated electric retail revenues increased $7.1 million to $22.7 million for the second quarter of 2004, while the related cost of sales increased $6.1 million to $19.2 million. The improvement in the related gross margin was due primarily to an increase in sales volumes. The increase from sales volumes was partially offset by a reduction in the margin per unit sold in the second quarter of 2004 compared to the second quarter of 2003.

Results of Operations for the Six Months Ended June 30, 2004 and 2003

Earnings Overview

MidAmerican Energy’s earnings on common stock improved $1.7 million to $92.8 million for the first six months of 2004 compared to $91.1 million for the first six months of 2003. MidAmerican Funding’s net income decreased $0.5 million to $76.1 million for the first six months of 2004 compared to $76.6 million for the first six months of 2003.

Regulated Electric Gross Margin

	Six Months
	Ended June 30,

	2004	2003

	(In millions)
Operating revenues	$707.6	$644.2
Less cost of fuel, energy and capacity	213.7	170.9

Electric gross margin	$493.9	$473.3

Electric gross margin for the first six months of 2004 increased $20.6 million compared to the first six months of 2003.

Wholesale sales are the sales of energy to other utilities, municipalities and marketers inside and outside of MidAmerican Energy's delivery system. Gross margin on electric wholesale energy sales increased $13.3 million for the first six months of 2004 compared to the first six months of 2003. This increase is comprised of improved margins per unit sold, which increased electric wholesale gross margin by $7.9 million, and a 14.3% increase in wholesale sales volumes, which increased wholesale gross margin by $5.4 million.

Gross margin on electric retail sales increased $2.7 million for the first six months of 2004 compared to the first six months of 2003. Retail electric sales volumes increased 4.9% during the first six months of 2004 compared to the first six months of 2003. Electricity usage factors not dependent on weather, such as changes in individual customer usage patterns, increased electric margin by $8.9 million compared to the first six months of 2003. A 1.1% increase in the average number of retail customers improved electric gross margin by $9.1 million. These increases in retail gross margin were partially offset by higher fuel costs related to Iowa retail electric sales. Higher fuel costs related to Iowa retail electric sales decreased electric margin by $14.3 million compared to the first six months of 2003. A majority of the increase in fuel costs pertains to the Iowa portion of two events in 2003. First, $10.9 million of cost recovery was recognized in the second quarter of 2003 for MidAmerican Energy’s coal purchase contract with Enron following resolution of related Enron bankruptcy proceedings. Second, $5.1 million of expense was recognized in the second quarter of 2003 related to the write-off of the remaining value of failed nuclear fuel at Quad Cities Station. Also contributing to the increase in fuel costs were purchases of higher priced power to replace energy from plants taken out of service in 2004 for preventive maintenance.

MidAmerican Energy also sells and purchases electric capacity. The net margin on those sales and purchases increased $3.5 million compared to the first six months of 2003. Revenues from transmission services increased $1.6 million compared to the first six months of 2003.

Regulated Gas Gross Margin

	Six Months
	Ended June 30,

	2004	2003

	(In millions)
Operating revenues	$567.2	$568.9
Less cost of gas sold	444.2	441.3

Gas gross margin	$123.0	$127.6

Regulated gas revenues include purchased gas adjustment clauses through which MidAmerican Energy is allowed to recover the cost of gas sold from its retail gas utility customers. Consequently, fluctuations in the cost of gas sold do not affect gross margin or net income because revenues reflect comparable fluctuations through the purchased gas adjustment clauses. The average per-unit cost of gas was relatively unchanged compared to the first six months of 2003. Cost of gas sold increased due to higher wholesale sales volumes partially offset by a decrease in retail sales volumes.

Although wholesale sales can substantially affect revenues and cost of gas sold, they do not affect gas gross margin because most of the margin on such sales is passed on to retail customers through the purchased gas adjustment clauses. The portion of such margins retained by MidAmerican Energy through sharing arrangements under applicable state regulations and tariffs is reflected as nonregulated revenues.

The following table summarizes the variance in gas operating revenues, including the impact of the fluctuation in the cost of gas sold. The variances in gas operating revenues other than the fluctuation in cost of gas have the same impact on gross margin.

Six Months
Ended June 30,
Increase (Decrease) in Gas Operating Revenues	2004 vs. 2003
(In millions)
Change in cost of gas sold:
Price	$(1.7)
Sales volumes	4.6

Total	2.9
Weather	(3.9)
Weather derivative	2.1
Customer growth	2.6
Other usage factors	(3.2)
Energy efficiency cost recoveries	(1.5)
Other	(0.7)

Total revenue variance	$(1.7)

The decrease in gas gross margin due to weather was the result of milder temperature conditions in the first six months of 2004 compared to the same period in 2003. MidAmerican Energy may enter into degree day swaps to offset a portion of the financial impact of variations in weather conditions on its delivery margins for the winter heating season. The net gain on such weather derivative financial instruments partially offset the decreased delivery margins. MidAmerican Energy's average number of gas retail customers increased 1.2% compared to the first six months of 2003. Other gas usage factors, such as changes in individual customer usage patterns and reaction to prices, also decreased gas margin. Total natural gas retail sales volumes decreased 6.7%.

Regulated Operating Expenses

Regulated other operating expenses for the first six months of 2004 increased $8.8 million compared to the first six months of 2003. Electric distribution and transmission operating expenses increased $6.5 million due in part to higher storm damage repair costs and payments to other utilities for the transmission of energy.

Maintenance expenses increased $16.3 million compared to the first six months of 2003 due principally to an $11.9 million increase in fossil fuel generation preventive maintenance. Additionally, distribution maintenance costs increased $1.8 million and general utililty plant maintenance costs increased $1.3 million.

Depreciation and amortization expense for the first six months of 2004 increased $3.8 million compared to the first six months of 2003 due to an increase in regulatory expense related to a revenue sharing arrangement in Iowa offset partially by a decrease in regulatory expense for a revenue sharing arrangement in Illinois. Refer to the "Legislative and Utility Regulatory Matters" section for an explanation of the revenue sharing arrangements.

Nonregulated Gross Margin

	Six Months
	Ended June 30,

	2004	2003

MidAmerican Energy -	(In millions)
Nonregulated operating revenues	$139.1	$138.0
Less nonregulated cost of sales	122.4	120.7

Nonregulated gross margin	$16.7	$17.3

MidAmerican Funding Consolidated -
Nonregulated operating revenues	$141.7	$139.3
Less nonregulated cost of sales	123.2	120.9

Nonregulated gross margin	$18.5	$18.4

Nonregulated operations include earnings from sharing arrangements under applicable state regulations and tariffs filed with the Iowa Utilities Board (“IUB”) and the South Dakota Public Utilities Commission for MidAmerican Energy's regulated natural gas operations. Under these arrangements, MidAmerican Energy is allowed to keep a portion of the benefits of gas wholesale sales and capacity release transactions. Earnings from these arrangements decreased $2.9 million for the first six months of 2004 compared to the first six months of 2003.

Electric retail customers in Illinois, except for those served by electric cooperatives and municipalities, are allowed to select their electric power supplier. MidAmerican Energy's nonregulated electric retail revenues include revenues related to these supply services provided to customers outside of MidAmerican Energy's delivery system who choose their energy supplier. The improvement in the related gross margin was due primarily to an 83.2% increase in sales volumes. The increase from sales volumes was partially offset by a reduction in the margin per unit sold in the first six months of 2004 compared to the first six months of 2003. Nonregulated electric retail revenues increased $10.9 million to $41.9 million for the first six months of 2004, while the related cost of sales increased $8.8 million to $35.0 million.

Interest and Dividend Income

Interest income decreased compared to the first six months of 2003 due to a reduction in MidAmerican Energy's short-term investments.

Other Income

MidAmerican Energy -

As a regulated public utility, MidAmerican Energy is allowed to capitalize, and record as income, a cost of construction for equity funds used, based on guidelines set forth by the FERC. Other income for the capitalized allowance on equity funds used during construction totaled $7.7 million and $6.6 million in the first six months of 2004 and 2003, respectively. MidAmerican Energy anticipates recording income for the allowance on equity funds used during construction over the next several years while the announced generating plants are constructed.

Other income also includes net earnings related to the cash surrender value of corporate-owned life insurance policies. Related net earnings decreased $1.2 million to $1.8 million for the first six months of 2004 compared to the first six months of 2003.

MidAmerican Funding –

Other income for the first six months of 2004 includes $1.3 million of income from the receipt of cash and common stock distributed by several of MidAmerican Funding's venture capital fund investments. Other expense for the first six months of 2003 reflects a $2.1 million impairment of a separate venture capital investment.

Fixed Charges

The decrease in interest on long-term debt was due to maturities of higher rate debt in 2003 offset partially by interest on $275 million of MidAmerican Energy 5.125% notes issued in January 2003.

Income Taxes

During the first quarter of 2004, MidAmerican Energy settled an income tax audit with the Internal Revenue Service. Accordingly, MidAmerican Energy recorded as income a tax reserve previously established for the settled issue. As a result, income tax expense for the first six months of 2004 was reduced by $8.5 million at MidAmerican Energy.

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

As reflected on the Consolidated Statements of Cash Flows, MidAmerican Energy’s net cash provided by operating activities was $328.0 million and $276.1 million for the first six months of 2004 and 2003, respectively. MidAmerican Funding’s net cash provided by operating activities was $313.2 million and $263.5 million for the first six months of 2004 and 2003, respectively.

Utility Construction Expenditures

MidAmerican Energy’s primary need for capital is utility construction expenditures. For the first six months of 2004, utility construction expenditures totaled $277.1 million, including allowance for funds used during construction and Quad Cities Station nuclear fuel purchases. Utility construction expenditures include non-cash and accrued amounts, the most significant of which for the first six months of 2004 is $36.0 million for MidAmerican Energy’s share of deferred payments related to the second generation project discussed below. Under a contract with the general contractor on that project, MidAmerican Energy is allowed to defer payments for up to $200 million, including the other owners’ shares, of billed construction costs through the end of the project. Additionally, a portion of the allowance for funds used during construction included in utility construction expenditures relates to a computed cost of equity funds. As a regulated public utility, MidAmerican Energy is allowed to capitalize, and record as income, a cost of construction for equity funds used, based on guidelines set forth by the FERC. The cost of equity funds capitalized is a non-cash expenditure.

Forecasted utility construction expenditures, including allowance for funds used during construction and completion of the wind power project discussed below, are $842 million for 2004. Capital expenditure needs are reviewed regularly by management and may change significantly as a result of such reviews. MidAmerican Energy expects to meet these capital expenditures with cash flows from operations and the issuance of long-term debt.

MidAmerican Energy anticipates a continuing increase in demand for electricity from its regulated customers. To meet anticipated demand and ensure adequate electric generation in its service territory, MidAmerican Energy is currently constructing two electric generating projects in Iowa and is developing a third. Upon completion, the projects will provide service to regulated retail electricity customers. MidAmerican Energy has obtained regulatory approval to include the actual costs of the generation projects in its Iowa rate base as long as actual costs do not exceed the agreed caps that MidAmerican Energy has deemed to be reasonable. If the caps are exceeded, MidAmerican Energy has the right to demonstrate the prudence of the expenditures above the caps, subject to regulatory review. Wholesale sales may also be made from the projects to the extent the power is not needed for regulated retail service. MidAmerican Energy expects to invest approximately $1.4 billion in the three projects, of which approximately $461 million has been invested through June 30, 2004.

The first project is a natural gas-fired combined cycle unit with an estimated cost of $357 million, excluding allowance for funds used during construction. MidAmerican Energy will own and operate the plant. Commercial operation of the simple cycle mode began on May 5, 2003. The plant, which will continue to be operated in simple cycle mode during most of 2004, resulted in 327 megawatts (“MW”) of accredited capacity in the summer of 2003. The combined cycle operation is expected to commence by December 2004 and achieve an expected additional accredited capacity of 190 MW.

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

Contractual Obligations and Commercial Commitments

MidAmerican Energy and MidAmerican Funding have various contractual obligations and commercial commitments. There have been no material changes in the amount of such obligations and commitments from what was disclosed in the “Liquidity and Capital Resources” section of MD&A in MidAmerican Energy’s and MidAmerican Funding’s most recently filed Form 10-K other than electric capacity commitments as disclosed in Note 3(d) of Notes to Consolidated Financial Statements in this Form 10-Q.

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

Debt Redemption

MidAmerican Energy’s 7.7% series of mortgage bonds, totaling $55.6 million, matured on May 17, 2004.

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

In conjunction with its wholesale marketing and trading activities, MidAmerican Energy must meet credit quality standards as required by counterparties. MidAmerican Energy has energy trading agreements that, in accordance with industry practice, either specifically require it to maintain investment grade credit ratings or provide the right for counterparties to demand “adequate assurances” in the event of a material adverse change in MidAmerican Energy’s creditworthiness. If one or more of MidAmerican Energy’s credit ratings decline below investment grade, MidAmerican Energy may be required to post cash collateral, letters of credit or other similar credit support to facilitate ongoing wholesale marketing and trading activities. As of June 30, 2004, MidAmerican Energy’s estimated potential collateral requirements totaled approximately $102 million. MidAmerican Energy’s collateral requirements could fluctuate considerably due to seasonality, market price volatility, a loss of key MidAmerican Energy generating facilities or other related factors.

Legislative and Utility Regulatory Matters

Electric Deregulation

Under Illinois law, as of December 31, 2000, all non-residential customers in Illinois are allowed to select their provider of electric supply services. Residential customers all received the opportunity to select their electric supplier beginning May 1, 2002. Currently in Iowa, deregulation is not being actively pursued.

Rate Matters

Under two settlement agreements approved by the IUB, MidAmerican Energy’s Iowa retail electric rates are effectively frozen through December 31, 2010. The settlement agreements specifically allow the filing of electric rate design or cost of service rate changes that could result in changes to individual tariffs but are intended to keep MidAmerican Energy’s overall Iowa retail electric revenue unchanged. The settlement agreements also each provide that portions of revenues associated with Iowa retail electric returns on equity within specified ranges will be recorded as a regulatory liability to be used to offset a portion of the cost to Iowa customers of future generating plant investment.

Under the first settlement agreement, which was approved by the IUB on December 21, 2001, and is effective through December 31, 2005, an amount equal to 50% of revenues associated with returns on equity between 12% and 14%, and 83.33% of revenues associated with returns on equity above 14%, in each year is recorded as a regulatory liability. The second settlement agreement, which was filed in conjunction with MidAmerican Energy’s application for ratemaking principles on a wind power project and was approved by the IUB on October 17, 2003, provides that during the period January 1, 2006 through December 31, 2010, an amount equal to 40% of revenues associated with returns on equity between 11.75% and 13%, 50% of revenues associated with returns on equity between 13% and 14%, and 83.3% of revenues associated with returns on equity above 14%, in each year will be recorded as a regulatory liability. An amount equal to the regulatory liability is recorded as a regulatory charge in depreciation and amortization expense when the liability is accrued. Additionally, interest expense is accrued on the portion of the regulatory liability balance recorded in prior years. The liability is being reduced as it is credited against plant in service in amounts equal to the allowance for funds used during construction associated with generating plant additions. As a result of the credit applied to generating plant balances from the reduction of the regulatory liability, future depreciation will be reduced. As of June 30, 2004 and December 31, 2003, the related regulatory liability reflected on the Consolidated Balance Sheets was $188.0 million and $144.4 million, respectively.

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

On April 2, 2004, MidAmerican Energy made a filing with the South Dakota Public Utilities Commission requesting an increase in rates of approximately $1.6 million annually from its natural gas customers. A final decision on the filing is expected by the end of the third quarter of 2004.

The ICC staff has questioned the legality of MidAmerican Energy’s nonregulated sales of gas to retail customers within the State of Illinois in conjunction with purchased gas adjustment (“PGA”) reconciliation proceedings. In its direct testimony in the PGA proceeding covering 2001, the ICC staff expressed its position that MidAmerican Energy must reduce gas costs recovered from Illinois regulated gas customers through the PGA by the gross margins earned from MidAmerican Energy’s Illinois nonregulated retail customers from 2001, or approximately $1.0 million. Gross margin is the difference between the cost of gas charged to MidAmerican Energy’s unregulated gas customers in the entire State of Illinois and the revenues from such sales. If a similar adjustment is made in subsequent PGA reconciliation proceedings, the current total adjustment would be approximately $6.0 million. In a related proceeding, the ICC issued a declaratory ruling on May 11, 2004, finding that MidAmerican Energy cannot lawfully sell competitive, or nonregulated, gas anywhere in Illinois. In that same decision, the ICC decided to open a separate proceeding to determine an appropriate remedy for such sales. On June 29, 2004, the ICC granted MidAmerican Energy’s request for rehearing in the declaratory ruling proceeding.   The ICC declined, however, to reconsider its decision to determine a remedy for MidAmerican Energy's past nonregulated sales.

The Illinois legislature passed a bill, SB 2525 that, if enacted into law, allows the continuation of competitive gas sales in Illinois by MidAmerican Energy subject to ICC regulation. The Senate approved the bill on a 55 to 0 vote. The House of Representatives approved the bill on a 104 to 7 vote. On July 30, 2004, the Illinois Governor vetoed the bill. The Illinois legislature could reconsider the bill in a legislative session currently scheduled for November 2004. For any vetoed bill to become law in Illinois, it must pass both chambers by 60% majorities.

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

If implemented, the FERC’s July 2002 proposed rule for SMD would require sweeping changes to the use and expansion of the interstate transmission and wholesale bulk power systems in the United States. However, it is unclear when or even whether the FERC will issue a final rule and what form the final rule would ultimately take. In response to significant criticism of its proposed rule, the FERC subsequently indicated that it had changed its proposal and would adopt a flexible approach to SMD that would accommodate regional differences. Legislation that is currently pending in Congress would forbid the FERC from implementing the SMD rule for several years, but it is not certain whether that legislation will be adopted. Any final rule on SMD or similar FERC action may impact the costs of MidAmerican Energy’s electricity and transmission products. Such FERC action could directly or indirectly influence how transmission services are priced, the availability of transmission services, and how transmission services are obtained. In addition, the FERC could affect how wholesale electricity is bought and sold, as well as the geographic scope of the wholesale marketplace in which MidAmerican Energy buys and sells electricity. MidAmerican Energy recognizes there is considerable uncertainty as to the timing and outcome of these transmission policy issues and will continue to evaluate evolving FERC policies. Transferring the operations and control of MidAmerican Energy’s transmission assets to other entities could increase costs for MidAmerican Energy; however, the actual effect of any such transaction on MidAmerican Energy’s future transmission costs, or alternate RTO strategies, is not yet known.

On June 3, 2004, the FERC’s Division of Operational Investigations of the Office of Market Oversight and Investigations informed MidAmerican Energy that it was commencing an audit to determine whether and how MidAmerican Energy and its subsidiaries and affiliates are complying with the (1) requirements of the standards of conduct and open access same-time information system of the FERC’s regulations; (2) Codes of Conduct; and (3) Transmission Practices. The FERC has commenced several such audits of utilities in 2003 and 2004. The audit is on-going, and MidAmerican Energy does not expect it to be completed for several months.

Environmental Matters

The U.S. Environmental Protection Agency (“EPA”) and state environmental agencies have determined that contaminated wastes remaining at decommissioned manufactured gas plant facilities may pose a threat to the public health or the environment if these contaminants are in sufficient quantities and at sufficient concentrations as to warrant remedial action.

MidAmerican Energy has evaluated or is evaluating 27 properties that were, at one time, sites of gas manufacturing plants in which it may be a potentially responsible party. The purpose of these evaluations is to determine whether waste materials are present, whether the materials constitute an environmental or health risk, and whether MidAmerican Energy has any responsibility for remedial action. As of June 30, 2004, MidAmerican Energy has recorded a $11.3 million liability for these sites and a corresponding regulatory asset for future recovery through the regulatory process. Refer to Note 3(a) of Notes to Consolidated Financial Statements in this Form 10-Q for further discussion of MidAmerican Energy’s environmental activities related to manufactured gas plant sites and cost recovery.

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

On July 13, 2004, the FERC issued an order requiring MidAmerican Energy to conduct a study to determine whether MidAmerican Energy or its affiliates possess generation market power. MidAmerican Energy is being required to show the absence of generation market power in order to be allowed to continue to sell wholesale electric power at market-based rates. The FERC order is intended to have MidAmerican Energy conform to what has become the FERC’s general practice for utilities given authorization to make wholesale market-based sales. Under this general practice, utilities authorized to make market-based electric sales must submit to the FERC a new market power study every three years. In its order, the FERC has stated that MidAmerican Energy’s market-based sales will become subject to refund beginning 60 days after publication of the FERC directive in the Federal Register. The refund obligation will then extend until the conclusion of the proceeding. MidAmerican Energy does not expect any outcome of this issue to have a material effect on its results of operations, financial position or cash flows.

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

In May 2004, the FASB issued FASB Staff Position No. 106-2 ("FSP 106-2"), "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("Act"). The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of postretirement health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. When adopted, FSP 106-2 will supersede FSP 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," which was issued in January 2004 and permitted a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act until more authoritative guidance on the accounting for the federal subsidy was issued, which MidAmerican Energy so elected. FSP 106-2 provides authoritative guidance on the accounting for the federal subsidy and specifies the disclosure requirements for employers who have adopted FSP 106-2, including those who are unable to determine whether benefits provided under its plan are actuarially equivalent to Medicare Part D. MidAmerican Energy has determined that the effects of the Act are not significant to its postretirement plan and therefore do not constitute a significant event, as that term is defined in Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” As such, MidAmerican Energy will adopt FSP 106-2 at its next measurement date, January 1, 2005.

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

Item 4.   Controls and Procedures.

With the supervision and participation of MidAmerican Funding’s and MidAmerican Energy’s management, including the respective persons acting as chief executive officer and chief financial officer, each company performed an evaluation regarding the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2004. Based on that evaluation, MidAmerican Funding’s and MidAmerican Energy’s management, including the respective persons acting as chief executive officer and chief financial officer, concluded that their respective disclosure controls and procedures were effective. There have been no significant changes during the quarter covered by this report in MidAmerican Funding’s or MidAmerican Energy’s internal controls or in other factors that could significantly affect internal controls.

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

The original complaint in this matter, Cornerstone Propane Partners, L.P. v. Reliant, et al. (“Cornerstone”), was filed on August 18, 2003 in the United States District Court, Southern District of New York naming MidAmerican Energy. On October 1, 2003, a second complaint , Roberto, E. Calle Gracey, et al. (“Calle Gracey”), was filed in the same court but did not name MidAmerican Energy. On November 14, 2003, a third complaint, Dominick Viola (“Viola”), et al., was filed in the same court and named MidAmerican Energy as a defendant. On December 5, 2003, the court entered Pretrial Order No. 1, which among other procedural matters, ordered the consolidation of the Cornerstone, Calle Gracey and Viola complaints and permitted plaintiffs to file an amended complaint in this matter. On January 20, 2004, plaintiffs filed In Re: Natural Gas Commodity Litigation as the amended complaint reasserting their previous allegations. On February 19, 2004, MidAmerican Energy filed a Motion to Dismiss and joined with several other defendants to file a joint Motion to Dismiss. The plaintiffs’ filed a response on May 19, 2004, contesting both Motions to Dismiss. MidAmerican Energy will continue to coordinate with the other defendants and vigorously defend the allegations against it.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.   Other Information.

Jack L. Alexander, senior vice president and director of MidAmerican Energy, has announced his decision to retire effective January 1, 2005.  As a result, Todd M. Raba, formerly senior vice president, was named president of MidAmerican Energy effective August 1, 2004.  Mr. Raba will continue to serve as a director of MidAmerican Energy.

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

MIDAMERICAN FUNDING, LLC
MIDAMERICAN ENERGY COMPANY

(Registrants)

Date: August 3, 2004	/s/ Patrick J. Goodman

Patrick J. Goodman
Vice President and Treasurer
of MidAmerican Funding, LLC
(principal financial and accounting officer)

/s/ Thomas B. Specketer

Thomas B. Specketer
Vice President and Controller
of MidAmerican Energy Company
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.

MidAmerican Energy

15	Awareness Letter of Registered Public Accounting Firm

31.1	Co-chief executive officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Co-chief executive officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Chief financial officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Co-chief executive officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Co-chief executive officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Chief financial officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

MidAmerican Funding

31.4	Chief executive officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.5	Chief financial officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.4	Chief executive officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.5	Chief financial officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

MidAmerican Energy and MidAmerican Funding

4.1	Instrument of Cancellation, Discharge, Reconveyance and Transfer, Dated as of May 17, 2004, under the Indenture of Mortgage and Deed of Trust, Dated as of March 1, 1947.