Form 10-Q
period 2004-09-30
MIDAMERICAN ENERGY CO; MIDAMERICAN FUNDING LLC
filed 2004-11-04
CIK 928576, 1098296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2004

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
Yes [ ]  No [X]

As of October 25, 2004, all of the member’s equity of MidAmerican Funding, LLC was held by its parent company, MidAmerican Energy Holdings Company.

As of October 25, 2004, all 70,980,203 outstanding shares of MidAmerican Energy Company’s voting stock were held by its parent company, MHC Inc., a direct, wholly owned subsidiary of MidAmerican Funding, LLC.

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

To the Board of Directors and Shareholder
MidAmerican Energy Company
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Energy Company and subsidiary (the "Company") as of September 30, 2004, and the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2004 and 2003, and of cash flows for the nine-month periods ended September 30, 2004 and 2003. These interim financial statements are the responsibility of the Company's management.

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

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Des Moines, Iowa
November 1, 2004

MIDAMERICAN ENERGY COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands)

	As of
	September 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Utility Plant, Net
Electric	$5,158,793	$5,030,960
Gas	947,801	922,099
	6,106,594	5,953,059
Accumulated depreciation and amortization	(2,946,206)	(2,810,336)
	3,160,388	3,142,723
Construction work in progress	465,945	217,537
	3,626,333	3,360,260

Current Assets
Cash and cash equivalents	40,231	3,151
Receivables, net	218,691	300,643
Inventories	97,650	85,465
Other	45,609	42,459
	402,181	431,718

Investments and Nonregulated Property, Net	319,709	299,103
Regulatory Assets	258,601	261,696
Other Assets	87,817	51,657

Total Assets	$4,694,641	$4,404,434

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholder’s equity	$1,476,941	$1,318,519
MidAmerican Energy preferred securities	30,329	31,759
Long-term debt, excluding current portion	982,269	1,072,496
	2,489,539	2,422,774
Current Liabilities
Notes payable	-	48,000
Current portion of long-term debt	90,629	56,151
Accounts payable	186,724	198,273
Taxes accrued	23,184	72,558
Interest accrued	14,370	10,235
Other	81,120	67,160
	396,027	452,377
Other Liabilities
Deferred income taxes	505,387	415,788
Investment tax credits	49,232	52,510
Asset retirement obligations	280,704	269,124
Regulatory liabilities	664,185	574,490
Other	309,567	217,371
	1,809,075	1,529,283

Total Capitalization and Liabilities	$4,694,641	$4,404,434

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
		(Unaudited)

Operating Revenues
Regulated electric	$391,751	$422,565	$1,099,310	$1,066,794
Regulated gas	117,190	110,882	684,430	679,736
Nonregulated	56,312	42,554	195,416	180,550
	565,253	576,001	1,979,156	1,927,080

Operating Expenses
Regulated:
Cost of fuel, energy and capacity	91,798	123,261	305,472	294,133
Cost of gas sold	82,490	76,125	526,707	517,399
Other operating expenses	93,916	91,157	274,538	263,026
Maintenance	38,225	37,947	120,241	103,676
Depreciation and amortization	71,618	56,260	221,685	202,542
Property and other taxes	19,429	19,693	60,756	59,623
	397,476	404,443	1,509,399	1,440,399
Nonregulated:
Cost of sales	48,416	36,056	170,861	156,805
Other	4,102	4,311	12,826	12,379
	52,518	40,367	183,687	169,184
Total operating expenses	449,994	444,810	1,693,086	1,609,583

Operating Income	115,259	131,191	286,070	317,497

Non-Operating Income
Interest and dividend income	1,130	633	2,360	3,142
Other income	6,920	3,239	16,838	13,138
Other expense	(699)	(1,044)	(2,775)	(1,916)
	7,351	2,828	16,423	14,364
Fixed Charges
Interest on long-term debt	16,516	17,871	51,141	54,441
Other interest expense	1,393	921	4,109	2,867
Allowance for borrowed funds	(2,205)	(838)	(5,404)	(3,521)
	15,704	17,954	49,846	53,787

Income Before Income Taxes	106,906	116,065	252,647	278,074
Income Taxes	40,748	51,760	93,031	121,945
Net Income	66,158	64,305	159,616	156,129
Preferred Dividends	312	327	933	1,091

Earnings on Common Stock	$65,846	$63,978	$158,683	$155,038

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months
	Ended September 30,
	2004	2003
	(Unaudited)

Net Cash Flows From Operating Activities
Net income	$159,616	$156,129
Adjustments to reconcile net income to net cash provided:
Depreciation and amortization	222,625	203,403
Deferred income taxes and investment tax credit, net	78,782	1,816
Amortization of other assets and liabilities	5,001	17,508
Impact of changes in working capital:
Receivables, net	95,717	76,307
Inventories	(12,185)	3,448
Accounts payable	(33,219)	(74,482)
Taxes accrued	(49,374)	28,148
Other current assets and liabilities	28,916	26,079
Other	(753)	(533)
Net cash provided by operating activities	495,126	437,823

Net Cash Flows From Investing Activities
Utility construction expenditures	(424,185)	(226,726)
Non-cash and accrued utility construction expenditures	78,455	5,855
Quad Cities Station decommissioning trust fund	(6,224)	(6,224)
Other investing activities, net	17	11,481
Net cash used in investing activities	(351,937)	(215,614)

Net Cash Flows From Financing Activities
Dividends paid	(933)	(173,591)
Issuance of long-term debt, net of issuance cost	-	272,550
Retirement of long-term debt, including reacquisition cost	(56,021)	(188,003)
Reacquisition of preferred securities	(1,430)	-
Collateral received	275	-
Net decrease in notes payable	(48,000)	(55,000)
Net cash used in financing activities	(106,109)	(144,044)

Net Increase in Cash and Cash Equivalents	37,080	78,165
Cash and Cash Equivalents at Beginning of Period	3,151	28,500
Cash and Cash Equivalents at End of Period	$40,231	$106,665

Supplemental Disclosure:
Interest paid, net of amounts capitalized	$41,757	$42,777
Income taxes paid	$45,124	$74,673

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

2.  New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" ("FIN No. 46"). FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest, or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued FASB Interpretation No. 46R, which served to clarify guidance in FIN No. 46. The provisions of FIN No. 46, as revised, were effective for public entities that had interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. MidAmerican Energy has considered the provisions of FIN No. 46R for all of its power purchase, power sale or tolling agreements. Factors considered in the analysis include the duration of the agreements, how capacity and energy payments are determined, source and payment for fuel, as well as responsibility and payment for operating and maintenance expenses. Based upon this analysis, it was determined that no change in accounting for such agreements was necessary under FIN No. 46R.

In May 2004, the FASB issued FASB Staff Position No. 106-2 ("FSP 106-2"), "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("Act"). The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of postretirement health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. When adopted, FSP 106-2 will supersede FSP 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," which was issued in January 2004 and permitted a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act until more authoritative guidance on the accounting for the federal subsidy was issued, which MidAmerican Energy so elected. FSP 106-2 provides authoritative guidance on the accounting for the federal subsidy and specifies the disclosure requirements for employers who have adopted FSP 106-2, including those who are unable to determine whether benefits provided under its plan are actuarially equivalent to Medicare Part D. MidAmerican Energy has determined that the effects of the Act are not significant to its postretirement plan and therefore do not constitute a significant event, as that term is defined in Statement of Financial Accounting Standards No. 106, "Employers’ Accounting for Postretirement Benefits Other Than Pensions." As such, MidAmerican Energy will adopt FSP 106-2 at its next measurement date, January 1, 2005.

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

MidAmerican Energy has evaluated or is evaluating 27 properties that were, at one time, sites of gas manufacturing plants in which it may be a potentially responsible party. The purpose of these evaluations is to determine whether waste materials are present, whether the materials constitute a health or environmental risk, and whether MidAmerican Energy has any responsibility for remedial action. MidAmerican Energy is actively working with the regulatory agencies and has received regulatory closure on ten sites. MidAmerican Energy is continuing to evaluate several of the sites to determine the future liability, if any, for conducting site investigations or other site activity.

MidAmerican Energy estimates the range of possible costs for investigation, remediation and monitoring for the sites discussed above to be approximately $10 million to $23 million. As of September 30, 2004 and December 31, 2003, MidAmerican Energy had recorded a liability of $10.7 million and $14.0 million, respectively, for these sites and a corresponding regulatory asset for future recovery through the regulatory process. MidAmerican Energy projects that these amounts will be incurred or paid over the next four years.

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

On December 4, 2003, the EPA announced the development of its Interstate Air Quality Rule, now known as the Clean Air Interstate Rule, a proposal to require coal-burning power plants in 29 states, including Iowa, and the District of Columbia to reduce emissions of sulfur dioxide ("SO2") and nitrogen oxides ("NOX") in an effort to reduce ozone and fine particulate matter in the Eastern United States. It is likely that MidAmerican Energy’s coal-burning facilities will be impacted by this proposal.

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

Depending on the outcome of the final Clean Air Interstate Rule and the mercury reduction rule or any superseding legislation passed by Congress, MidAmerican Energy may be required to install control equipment on its generating stations, purchase emission allowances or decrease the number of hours during which its generating stations operate. However, until final regulatory or legislative action is taken, the impact of the regulations on MidAmerican Energy cannot be predicted.

MidAmerican Energy has implemented a planning process that forecasts the site-specific controls and actions that may be required to meet emissions reductions as contemplated by the EPA. In accordance with an Iowa law passed in 2001, MidAmerican Energy has on file with the IUB its current multi-year plan and budget for managing SO2, and NOX from its generating facilities in a cost-effective manner. The plan, which is required to be updated every two years, provides specific actions to be taken at each coal-fired generating facility and the related costs and timing for each action. On July 17, 2003, the IUB issued an order that affirmed an administrative law judge’s approval of the initial plan filed April 1, 2002, as amended. On October 4, 2004, the IUB issued an order approving MidAmerican Energy’s second biennial plan as revised in a settlement MidAmerican Energy entered into with the Iowa Consumer Advocate Division of the Department of Justice. That plan covers the time period from April 1, 2004 through December 31, 2006. Neither IUB order resulted in any changed electric rates for MidAmerican Energy. The effect of the orders is to approve the prudence of expenditures made consistent with the plans. Pursuant to an unrelated rate settlement agreement approved by the IUB on October 17, 2003, if prior to January 1, 2011, capital and operating expenditures to comply with environmental requirements cumulatively exceed $325 million, then MidAmerican Energy may seek to recover the additional expenditures from customers. At this time, MidAmerican Energy does not expect these expenditures to exceed such amount.

Under the New Source Review ("NSR") provisions of the Clean Air Act, a utility is required to obtain a permit from the EPA or a state regulatory agency prior to (1) beginning construction of a new major stationary source of an NSR-regulated pollutant or (2) making a physical or operational change to an existing facility that potentially increases emissions, unless the changes are exempt under the regulations (including routine maintenance, repair and replacement of equipment). In general, projects subject to NSR regulations are subject to pre-construction review and permitting under the Prevention of Significant Deterioration ("PSD") provisions of the Clean Air Act. Under the PSD program, a project that emits threshold levels of regulated pollutants must undergo a Best Available Control Technology analysis and evaluate the most effective emissions controls. These controls must be installed in order to receive a permit. Violations of NSR regulations, which may be alleged by the EPA, states, and environmental groups, among others, potentially subject a utility to material expenses for fines and other sanctions and remedies including requiring installation of enhanced pollution controls and funding supplemental environmental projects.

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

MidAmerican Energy’s share of expected decommissioning costs for Quad Cities Station, in 2003 dollars, is $260 million and is the asset retirement obligation for Quad Cities Station. Refer to Note (1) (j) of MidAmerican Energy’s most recently filed Form 10-K for a discussion of asset retirement obligations. MidAmerican Energy has established trusts for the investment of funds for decommissioning the Quad Cities Station. The fair value of the assets held in the trusts as of September 30, 2004, and December 31, 2003, was $197.7 million and $184.2 million, respectively, and is reflected in Investments and Nonregulated Property, Net.

(d)  Electric Capacity Commitments

MidAmerican Energy has contracts with non-affiliated companies to purchase electric capacity. In January 2004, MidAmerican Energy and the Nebraska Public Power District ("NPPD") entered into a series of agreements that will result in MidAmerican Energy purchasing 250 megawatts of NPPD capacity for a five-year period commencing January 1, 2005. As of September 30, 2004, total non-affiliated electric capacity contracts, with expiration dates ranging from 2004 to 2028, required minimum payments of $9.7 million, $28.4 million, $25.1 million, $27.3 million and $35.8 million for October 1 - December 31, 2004, and the years 2005 through 2008, respectively, and $97.8 million for the total of the years thereafter.

4.  Rate Matters

Under two settlement agreements approved by the IUB, MidAmerican Energy’s overall Iowa retail electric rates are effectively frozen through December 31, 2010. The settlement agreements specifically allow the filing of electric rate design or cost of service rate changes that could result in changes to rates for specific classes of customers but are intended to keep MidAmerican Energy’s overall Iowa retail electric revenue unchanged. The settlement agreements also each provide that portions of revenues associated with Iowa retail electric returns on equity within specified ranges will be recorded as a regulatory liability to be used to offset a portion of the cost to Iowa customers of future generating plant investment.

Under the first settlement agreement, which was approved by the IUB on December 21, 2001, and is effective through December 31, 2005, an amount equal to 50% of revenues associated with returns on equity between 12% and 14%, and 83.33% of revenues associated with returns on equity above 14%, in each year is recorded as a regulatory liability. The second settlement agreement, which was filed in conjunction with MidAmerican Energy’s application for ratemaking principles on a wind power project and was approved by the IUB on October 17, 2003, provides that during the period January 1, 2006 through December 31, 2010, an amount equal to 40% of revenues associated with returns on equity between 11.75% and 13%, 50% of revenues associated with returns on equity between 13% and 14%, and 83.3% of revenues associated with returns on equity above 14%, in each year will be recorded as a regulatory liability. An amount equal to the regulatory liability is recorded as a regulatory charge in depreciation and amortization expense when the liability is accrued. Additionally, interest expense is accrued on the portion of the regulatory liability balance recorded in prior years. The liability is being reduced as it is credited against plant in service in amounts equal to the allowance for funds used during construction associated with generating plant additions. Future depreciation will be reduced as a result of the credit applied to generating plant balances from the reduction of the regulatory liability. As of September 30, 2004 and December 31, 2003, the related regulatory liability reflected on the Consolidated Balance Sheets was $206.1 million and $144.4 million, respectively.

The second settlement agreement also provides that if Iowa retail electric returns on equity fall below 10% in any consecutive 12-month period from January 1, 2006 through December 31, 2010, MidAmerican Energy may seek to file for a general increase in rates. However, prior to filing for a general increase in rates, MidAmerican Energy is required by the settlement agreement to conduct 30 days of good faith negotiations with all of the signatories to the settlement agreement to attempt to avoid a general increase in rates. Also, if MidAmerican Energy does not construct the wind power facilities by December 31, 2006, the rate extension from January 1, 2006, through December 31, 2010, may terminate.

In an order issued September 27, 2004, the IUB requires MidAmerican Energy to file various plans to fully equalize and consolidate its class zonal electric rates by the end of each of the years 2007 through 2010. On October 18, 2004, MidAmerican Energy filed a request for rehearing opposing full rate equalization and proposing a series of rate reductions. The resulting decreases in revenues from some of the reductions would be offset by costs decreasing pursuant to the expiration of certain contracts. However, MidAmerican Energy is seeking to reduce rates for some residential customers by approximately $4.0 million in 2008 and $3.0 million in 2009 for a total annualized reduction of $7.0 million in addition to the reductions to be offset by cost decreases related to existing contracts.

Illinois bundled electric rates are frozen until 2007, subject to certain exceptions allowing for increases, at which time bundled rates are subject to cost-based ratemaking. Illinois law provides for Illinois earnings above a computed level of return on common equity to be shared equally between regulated retail electric customers and MidAmerican Energy. MidAmerican Energy’s computed level of return on common equity is based on a rolling two-year average of the Monthly Treasury Long-Term Average Rate, as published by the Federal Reserve System, plus a premium of 8.5% for 2000 through 2004 and a premium of 12.5% for 2005 and 2006. The two-year average above which sharing must occur for 2004 is 13.57%. The law allows MidAmerican Energy to mitigate the sharing of earnings above the threshold return on common equity through accelerated recovery of electric assets.

5.  Retirement Plans

MidAmerican Energy sponsors a noncontributory defined benefit pension plan covering substantially all employees of MidAmerican Energy Holdings Company and its domestic energy subsidiaries. MidAmerican Energy also currently sponsors certain postretirement health care and life insurance benefits covering substantially all retired employees of MidAmerican Energy Holdings Company and its domestic energy subsidiaries. Net periodic pension benefit cost, including supplemental retirement, and postretirement benefit cost included the following components for MidAmerican Energy and the aforementioned affiliates (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Pension
Components of net periodic benefit cost:
Service cost	$6,312	$5,610	$19,256	$19,121
Interest cost	8,696	7,956	26,463	26,621
Expected return on plan assets	(9,444)	(8,707)	(28,816)	(29,749)
Amortization of net transition balance	(196)	(588)	(597)	(2,008)
Amortization of prior service cost	690	684	2,070	2,076
Amortization of prior year loss	392	374	1,177	1,112
Regulatory expense	-	753	-	2,573
Net periodic cost	$6,450	$6,082	$19,553	$19,746

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003

Postretirement
Components of net periodic benefit cost:
Service cost	$1,992	$1,880	$6,057	$5,775
Interest cost	3,992	3,694	12,139	11,348
Expected return on plan assets	(2,143)	(1,382)	(6,517)	(4,244)
Amortization of net transition balance	834	945	2,536	2,904
Amortization of prior service cost	75	136	229	418
Amortization of prior year loss	838	855	2,547	2,625
Net periodic cost	$5,588	$6,128	$16,991	$18,826

MidAmerican Energy previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $5.1 million and $27.6 million in 2004 to its pension and postretirement plans, respectively. As of September 30, 2004, $3.8 million and $18.1 million of contributions have been made to the pension and postretirement plans, respectively.

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

The following tables provide MidAmerican Energy’s operating revenues, income before income taxes and total assets on a reportable operating segment basis (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Segment Profit Information
Operating revenues:
External revenues -
Generation	$107,808	$127,730	$430,046	$393,438
Energy delivery	397,853	400,954	1,343,548	1,345,689
Transmission	7,145	6,178	20,843	18,282
Marketing & sales	52,447	41,139	184,719	169,671
Total	565,253	576,001	1,979,156	1,927,080

Intersegment revenues -
Generation	205,400	216,625	505,515	495,669
Energy delivery	(220,171)	(232,212)	(549,828)	(540,983)
Transmission	14,771	14,487	44,313	43,460
Marketing & sales	-	1,100	-	1,854
Total	-	-	-	-
Consolidated	$565,253	$576,001	$1,979,156	$1,927,080

Income before income taxes:
Generation	$79,994	$97,299	$124,254	$160,259
Energy delivery	12,323	4,566	83,925	78,113
Transmission	13,348	11,393	39,282	34,440
Marketing & sales	929	2,480	4,253	4,171
Total	106,594	115,738	251,714	276,983
Preferred dividends	312	327	933	1,091
Consolidated	$106,906	$116,065	$252,647	$278,074

			As of
			September 30,	December 31,
			2004	2003
Segment Asset Information
Total assets:
Generation			$1,969,479	$1,639,541
Energy delivery			2,495,296	2,535,061
Transmission			261,944	242,435
Marketing & sales			37,268	56,743
Total			4,763,987	4,473,780
Reclassifications and intersegment eliminations (a)			(69,346)	(69,346)
Consolidated			$4,694,641	$4,404,434

(a)
Reclassifications and intersegment eliminations relate principally to the reclassification of income tax balances in accordance with generally accepted accounting principles and the elimination of intersegment accounts receivables and payables.

7.  Total Comprehensive Income

MidAmerican Energy’s total comprehensive income for the three months ended September 30, 2004 and 2003, was $65.8 million and $59.0 million, respectively. MidAmerican Energy’s total comprehensive income for the nine months ended September 30, 2004 and 2003 was $158.3 million and $149.4 million, respectively. The differences from Earnings on Common Stock for the periods presented are due to the effective portion of net gains and losses on MidAmerican Energy’s derivative instruments classified as cash flow hedges. Accumulated other comprehensive income, net, was $- and $0.4 million as of September 30, 2004, and December 31, 2003, respectively.

8.  Subsequent Event

On October 1, 2004, MidAmerican Energy issued $350 million of 4.65% medium-term notes due October 1, 2014. The proceeds will be used for general corporate purposes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Member
MidAmerican Funding, LLC
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Funding, LLC and subsidiaries (the "Company") as of September 30, 2004, and the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2004 and 2003, and of cash flows for the nine-month periods ended September 30, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

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

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Des Moines, Iowa
November 1, 2004

MIDAMERICAN FUNDING, LLC
CONSOLIDATED BALANCE SHEETS
(In thousands)

	As of
	September 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Utility Plant, Net
Electric	$5,158,793	$5,030,960
Gas	947,801	922,099
	6,106,594	5,953,059
Accumulated depreciation and amortization	(2,946,206)	(2,810,336)
	3,160,388	3,142,723
Construction work in progress	465,945	217,537
	3,626,333	3,360,260
Current Assets
Cash and cash equivalents	40,473	4,558
Receivables, net	228,649	305,198
Inventories	97,650	85,465
Other	46,170	43,572
	412,942	438,793

Investments and Nonregulated Property, Net	363,064	350,746
Goodwill	1,269,734	1,274,454
Regulatory Assets	258,601	261,696
Other Assets	87,826	51,665

Total Assets	$6,018,500	$5,737,614

CAPITALIZATION AND LIABILITIES
Capitalization
Member’s equity	$1,998,742	$1,863,769
MidAmerican Energy preferred securities	30,329	31,759
Long-term debt, excluding current portion	1,682,269	1,772,496
	3,711,340	3,668,024
Current Liabilities
Notes payable	-	48,000
Note payable to affiliate	40,250	10,450
Current portion of long-term debt	90,629	56,151
Accounts payable	188,738	200,549
Taxes accrued	28,836	79,304
Interest accrued	18,362	26,017
Other	81,234	68,044
	448,049	488,515
Other Liabilities
Deferred income taxes	541,624	453,320
Investment tax credits	49,232	52,510
Asset retirement obligations	280,704	269,124
Regulatory liabilities	664,185	574,490
Other	323,366	231,631
	1,859,111	1,581,075
Total Capitalization and Liabilities	$6,018,500	$5,737,614

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN FUNDING, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
		(Unaudited)

Operating Revenues
Regulated electric	$391,751	$422,565	$1,099,310	$1,066,794
Regulated gas	117,190	110,882	684,430	679,736
Nonregulated	57,507	43,834	199,175	183,107
	566,448	577,281	1,982,915	1,929,637

Operating Expenses
Regulated:
Cost of fuel, energy and capacity	91,798	123,261	305,472	294,133
Cost of gas sold	82,490	76,125	526,707	517,399
Other operating expenses	93,916	91,157	274,538	263,026
Maintenance	38,225	37,946	120,241	103,675
Depreciation and amortization	71,618	56,260	221,685	202,542
Property and other taxes	19,429	19,693	60,756	59,623
	397,476	404,442	1,509,399	1,440,398
Nonregulated:
Cost of sales	48,691	36,381	171,856	157,277
Other	5,046	5,752	15,938	15,909
	53,737	42,133	187,794	173,186
Total operating expenses	451,213	446,575	1,697,193	1,613,584

Operating Income	115,235	130,706	285,722	316,053

Non-Operating Income
Interest and dividend income	1,156	667	2,440	3,132
Other income	7,972	4,297	20,990	16,307
Other expense	(755)	(1,178)	(3,029)	(4,386)
	8,373	3,786	20,401	15,053
Fixed Charges
Interest on long-term debt	28,293	29,653	86,423	89,786
Other interest expense	1,516	993	4,372	3,031
Preferred dividends of subsidiaries	312	327	933	1,091
Allowance for borrowed funds	(2,205)	(838)	(5,404)	(3,521)
	27,916	30,135	86,324	90,387

Income Before Income Taxes	95,692	104,357	219,799	240,719
Income Taxes	36,069	46,913	84,065	106,629

Net Income	$59,623	$57,444	$135,734	$134,090

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN FUNDING, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months
	Ended September 30,
	2004	2003
	(Unaudited)

Net Cash Flows From Operating Activities
Net income	$135,734	$134,090
Adjustments to reconcile net income to net cash provided:
Depreciation and amortization	222,775	203,550
Deferred income taxes and investment tax credit, net	77,484	3,134
Amortization of other assets and liabilities	4,093	15,930
Loss from impairment of assets and investments	-	2,069
Impact of changes in working capital:
Marketable securities, trading	-	4,939
Receivables, net	90,314	75,212
Inventories	(12,185)	3,448
Accounts payable	(33,481)	(75,388)
Taxes accrued	(50,468)	25,539
Other current assets and liabilities	16,906	14,494
Other	6,261	692
Net cash provided by operating activities	457,433	407,709

Net Cash Flows From Investing Activities
Utility construction expenditures	(424,185)	(226,726)
Non-cash and accrued utility construction expenditures	78,455	5,855
Quad Cities Station decommissioning trust fund	(6,224)	(6,224)
Other investing activities, net	5,812	8,929
Net cash used in investing activities	(346,142)	(218,166)

Net Cash Flows From Financing Activities
Common dividends paid	-	(172,500)
Issuance of long-term debt, net of issuance cost	-	272,550
Retirement of long-term debt, including reacquisition cost	(56,021)	(188,003)
Reacquisition of preferred securities	(1,430)	-
Note payable to affiliate	29,800	31,200
Collateral received	275	-
Net decrease in notes payable	(48,000)	(55,000)
Net cash used in financing activities	(75,376)	(111,753)

Net Increase in Cash and Cash Equivalents	35,915	77,790
Cash and Cash Equivalents at Beginning of Period	4,558	28,915
Cash and Cash Equivalents at End of Period	$40,473	$106,705

Supplemental Disclosure:
Interest paid, net of amounts capitalized	$89,081	$90,003
Income taxes paid	$33,884	$60,666

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

The following tables provide MidAmerican Funding’s operating revenues, income before income taxes and total assets on a reportable operating segment basis (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003

Segment Profit Information
Operating revenues:
External revenues -
Generation	$107,808	$127,730	$430,046	$393,438
Energy delivery	397,853	400,954	1,343,548	1,345,689
Transmission	7,145	6,178	20,843	18,282
Marketing & sales	52,447	41,139	184,719	169,671
Other	1,195	1,280	3,759	2,557
Total	566,448	577,281	1,982,915	1,929,637

Intersegment revenues -
Generation	205,400	216,625	505,515	495,669
Energy delivery	(220,171)	(232,212)	(549,828)	(540,983)
Transmission	14,771	14,487	44,313	43,460
Marketing & sales	-	1,100	-	1,854
Total	-	-	-	-
Consolidated	$566,448	$577,281	$1,982,915	$1,929,637

Income before income taxes:
Generation	$79,994	$97,299	$124,254	$160,259
Energy delivery	12,323	4,566	83,925	78,113
Transmission	13,348	11,393	39,282	34,440
Marketing & sales	929	2,480	4,253	4,171
Other	(10,902)	(11,381)	(31,915)	(36,264)
Total	$95,692	$104,357	$219,799	$240,719

			As of
			September 30,	December 31,
			2004	2003
Segment Asset Information
Total assets (a):
Generation			$2,893,537	$2,567,022
Energy delivery			2,757,216	2,797,967
Transmission			345,700	326,502
Marketing & sales			37,268	56,743
Other			243,528	200,863
Total			6,277,249	5,949,097
Reclassifications and intersegment eliminations (b)			(258,749)	(211,483)
Consolidated			$6,018,500	$5,737,614

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

7.   Total Comprehensive Income

MidAmerican Funding’s total comprehensive income for the three months ended September 30, 2004 and 2003, was $59.4 million and $52.7 million, respectively.  MidAmerican Funding's total comprehensive income for the nine months ended September 30, 2004 and 2003, was $135.0 million and $128.7 million, respectively. The differences from Net Income for the periods presented are due to the effective portion of net gains and losses on MidAmerican Energy’s derivative instruments classified as cash flow hedges and unrealized holding gains and losses on marketable securities. Accumulated other comprehensive income (loss), net, was $(0.1) million and $0.7 million as of  September 30, 2004, and December 31, 2003, respectively.

8.   Goodwill

For the nine months ended September 30, 2004, MidAmerican Funding adjusted goodwill for a change in deferred income taxes due to resolution of a tax issue existing at the time of its purchase of MHC. The following table shows the change in the carrying amount of goodwill by reportable operating segment for the nine months ended September 30, 2004 (in thousands):

		Energy
	Generation	Delivery	Transmission	Total

Balance at January 1, 2004	$927,481	$262,906	$84,067	$1,274,454
Income tax adjustment	(3,423)	(986)	(311)	(4,720)
Balance at September 30, 2004	$924,058	$261,920	$83,756	$1,269,734

9.  Subsequent Event

On October 1, 2004, MidAmerican Energy issued $350 million of 4.65% medium-term notes due October 1, 2014. The proceeds will be used for general corporate purposes.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

MidAmerican Energy Company ("MidAmerican Energy") is a public utility with electric and natural gas operations and is the principal subsidiary within MidAmerican Funding, LLC ("MidAmerican Funding").

Management’s Discussion and Analysis ("MD&A") addresses the financial statements of MidAmerican Funding and MidAmerican Energy as presented in this joint filing. Information in MD&A related to MidAmerican Energy, whether or not segregated, also relates to MidAmerican Funding. Information related to other subsidiaries of MidAmerican Funding pertains only to the discussion of the financial condition and results of operations of MidAmerican Funding. Where necessary, discussions have been segregated and labeled to allow the reader to identify information applicable only to MidAmerican Funding.

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

Executive Summary

The following significant events and changes, as discussed in more detail herein, highlight some factors that had, or will have, an effect on MidAmerican Energy’s and MidAmerican Funding’s operating results, liquidity and capital resources:
  In September 2004, the Iowa legislature passed legislation adopting a federal tax provision into Iowa law that provides accelerated tax depreciation for certain assets acquired after May 5, 2003 and before January 1, 2005. Accordingly, as a result of Iowa regulatory rules for utility income taxes, MidAmerican Energy’s income tax expense for 2004 will be reduced, but this lower cost will be largely offset by increased revenue sharing included in depreciation expense;
  MidAmerican Energy is currently constructing three electric generation projects in Iowa and expects to invest approximately $1.4 billion in the projects through 2007. Through September 30, 2004, approximately $541 million of the $1.4 billion has been invested. On October 4, 2004, the President signed into law legislation that extends the federal production tax credit to electricity produced by wind energy facilities placed in service prior to January 1, 2006. Accordingly, MidAmerican Energy has begun construction on its $323 million wind power project, one of the three projects in progress;

  On October 1, 2004, MidAmerican Energy issued $350 million of 4.65% medium-term notes due October 1, 2014. The proceeds will be used to for general corporate purposes.

Results of Operations for the Quarter Ended September 30, 2004 and 2003

Earnings Overview

MidAmerican Energy’s earnings on common stock increased $1.8 million to $65.8 million for the third quarter of 2004 compared to $64.0 million for the third quarter of 2003. MidAmerican Funding’s net income increased $2.2 million to $59.6 million for the third quarter of 2004 compared to $57.4 million for the third quarter of 2003.

Following is a discussion of various factors that affected earnings. Explanations include management's best estimate of the impact of weather, customer growth and other factors.

Regulated Electric Gross Margin

	Quarter Ended
	September 30,
	2004	2003
	(In millions)

Operating revenues	$391.8	$422.6
Less cost of fuel, energy and capacity	91.8	123.3
Electric gross margin	$300.0	$299.3

Electric gross margin for the third quarter of 2004 increased $0.7 million compared to the third quarter of 2003. The improvement in electric gross margin was attributable to a $6.1 million increase in net margin on MidAmerican Energy’s sales and purchases of electric capacity, a $1.1 million increase in gross margin on wholesale sales and a $1.0 million increase in transmission revenues. These increases were largely offset by a $7.8 million decrease in gross margin on electric retail sales.

The decrease in gross margin on electric retail sales was due principally to a 2.1% decrease in retail sales volumes principally as a result of cooler temperature conditions. The effect of temperature conditions during the third quarter of 2004 compared to the third quarter of 2003 resulted in approximately a $21.3 million decrease in electric retail gross margin. Electricity usage factors not dependent on weather, such as changes in individual customer usage patterns, increased electric margin by $7.2 million compared to the third quarter of 2003 while an increase in the average number of retail customers improved electric retail gross margin by $4.6 million. Additionally, a reduction in fuel costs related to Iowa retail electric sales increased electric retail gross margin by $1.7 million compared to the third quarter of 2003.

Sales of energy to other utilities, municipalities and marketers inside and outside of MidAmerican Energy's delivery system are classified as wholesale. Gross margin on electric wholesale energy sales increased $1.1 million for the third quarter of 2004 compared to the third quarter of 2003. This increase is comprised of improved margins per unit sold, which increased electric wholesale gross margin by $8.9 million, partially offset by a 26.3% decrease in wholesale sales volumes, which decreased wholesale gross margin by $7.8 million.

Regulated Gas Gross Margin

	Quarter Ended
	September 30,
	2004	2003
	(In millions)

Operating revenues	$117.2	$110.9
Less cost of gas sold	82.5	76.1
Gas gross margin	$34.7	$34.8

Regulated gas revenues include purchased gas adjustment clauses through which MidAmerican Energy is allowed to recover the cost of gas sold from its retail gas utility customers. Consequently, fluctuations in the cost of gas sold do not affect gross margin or net income because revenues reflect comparable fluctuations through the purchased gas adjustment clauses. Compared to the third quarter of 2003, MidAmerican Energy’s average per-unit cost of gas increased 22.5%, resulting in a $15.2 million increase in cost of gas sold for the quarter. That increase was partially offset by a decrease in retail and wholesale sales volumes.

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

Quarter Ended
Increase (Decrease) in Gas	September 30,
Operating Revenues	2004 vs. 2003
(In millions)
Change in cost of gas sold:
Price	$15.2
Sales volumes	(8.8)
Total	6.4
Weather	(0.9)
Customer growth	0.6
Other usage factors	(0.6)
Energy efficiency cost recovery	0.9
Other	(0.1)
Total revenue variance	$6.3

The decrease in gas gross margin due to weather was the result of mild temperature conditions in the third quarter of 2004 compared to the same quarter in 2003. Other gas usage factors, such as changes in individual customer usage patterns and reaction to prices, also decreased gas margin. MidAmerican Energy's average number of gas retail customers increased 1.3% compared to the third quarter of 2003.

Regulated Operating Expenses

Regulated other operating expenses for the third quarter of 2004 increased $2.8 million compared to the third quarter of 2003 due to a $2.3 million increase in energy efficiency program expenses. Changes in energy efficiency program expenses are substantially matched by changes in related revenues recovered through a rider mechanism.

Depreciation and amortization expense for the third quarter of 2004 increased $15.4 million compared to the third quarter of 2003 due principally to a $17.0 million increase in regulatory expense related to a revenue sharing arrangement in Iowa. Refer to the "Legislative and Utility Regulatory Matters" section for an explanation of the revenue sharing arrangement.

Nonregulated Gross Margin

	Quarter Ended
	September 30,
	2004	2003
	(In millions)
MidAmerican Energy -
Nonregulated operating revenues	$56.3	$42.6
Less nonregulated cost of sales	48.4	36.1
Nonregulated gross margin	$7.9	$6.5

MidAmerican Funding Consolidated -
Nonregulated operating revenues	$57.5	$43.8
Less nonregulated cost of sales	48.7	36.4
Nonregulated gross margin	$8.8	$7.4

Nonregulated gross margin increased due to a $1.9 million increase in gross margin for nonregulated electric and gas wholesale operations, offset partially by a $0.6 million decrease in nonregulated electric retail margin.

Electric retail customers in Illinois, except for those served by electric cooperatives and municipalities, are allowed to select their electric power supplier. MidAmerican Energy's nonregulated electric retail revenues include revenues related to these supply services provided to customers outside of MidAmerican Energy's delivery system who choose their energy supplier. Nonregulated electric retail revenues increased $11.0 million to $28.4 million for the third quarter of 2004, while the related cost of sales increased $11.6 million to $25.1 million. The reduction in the related gross margin was due to a decrease in margin per unit sold partially offset by an increase in sales volumes in the third quarter of 2004 compared to the third quarter of 2003.

Other Income

MidAmerican Energy -

As a regulated public utility, MidAmerican Energy is allowed to capitalize, and record as income, a cost of construction for equity funds used, based on guidelines set forth by the FERC. Other income for the capitalized allowance on equity funds used during construction totaled $5.2 million and $2.2 million in the third quarter of 2004 and 2003, respectively. MidAmerican Energy anticipates recording a significant amount of income for the allowance on equity funds used during construction through 2007 while the announced generating plants are constructed.

Other income also includes net earnings related to the cash surrender value of corporate-owned life insurance policies. Related net earnings increased $0.6 million to $1.4 million for the third quarter of 2004 compared to the third quarter of 2003.

Fixed Charges

The decrease in interest on long-term debt was due to maturities of higher rate debt in 2003. Other interest expense increased due to interest on the Iowa revenue sharing liability. Allowance for borrowed funds increased due to increased utility construction expenditures.

Income Taxes

In September 2004, the Iowa legislature passed legislation adopting a federal tax provision into Iowa law that provides accelerated tax depreciation for certain assets acquired after May 5, 2003 and before January 1, 2005. Accordingly, as a result of Iowa regulatory rules for utility income taxes, MidAmerican Energy’s income taxes for the third quarter of 2004 were reduced by approximately $9.5 million.

Results of Operations for the Nine Months Ended September 30, 2004 and 2003

Earnings Overview

MidAmerican Energy’s earnings on common stock improved $3.7 million to $158.7 million for the first nine months of 2004 compared to $155.0 million for the first nine months of 2003. MidAmerican Funding’s net income increased $1.6 million to $135.7 million for the first nine months of 2004 compared to $134.1 million for the first nine months of 2003.

Regulated Electric Gross Margin

	Nine Months
	Ended September 30,
	2004	2003
	(In millions)

Operating revenues	$1,099.3	$1,066.8
Less cost of fuel, energy and capacity	305.5	294.1
Electric gross margin	$793.8	$772.7

Electric gross margin for the first nine months of 2004 increased $21.1 million compared to the first nine months of 2003 due primarily to a $14.4 million increase in electric wholesale gross margin. Additionally, net margin on MidAmerican Energy’s sales and purchases of electric capacity increased $9.7 million and revenues from transmission services increased $2.6 million compared to the first nine months of 2003. These increases were partially offset by a $5.2 million decrease in gross margin on electric retail sales mainly as a result of higher fuel costs.

Sales of energy to other utilities, municipalities and marketers inside and outside of MidAmerican Energy's delivery system are classified as wholesale. Gross margin on electric wholesale energy sales increased $14.4 million for the first nine months of 2004 compared to the first nine months of 2003 due to improved margins per unit sold, which increased electric wholesale gross margin by $14.8 million.

Higher fuel costs related to Iowa retail electric sales decreased electric retail gross margin by $12.6 million compared to the first nine months of 2003. A majority of the increase in fuel costs was for purchases of higher priced power to replace energy from plants taken out of service in 2004 for preventive maintenance. Additionally, the Iowa portion of two events in 2003 accounted for a significant amount of the increase from 2003 to 2004. First, $10.9 million of cost recovery was recognized in the second quarter of 2003 for MidAmerican Energy’s coal purchase contract with Enron Corp. ("Enron") following resolution of related Enron bankruptcy proceedings. Second, $5.1 million of expense was recognized in the second quarter of 2003 related to the write-off of the remaining value of failed nuclear fuel assemblies at Quad Cities Station.

In total, electric retail sales volumes increased 2.3% for the first nine months of 2004 compared to the first nine months of 2003. Electricity usage factors not dependent on weather, such as changes in individual customer usage patterns, increased electric margin by $19.8 million compared to the first nine months of 2003. A 1.1% increase in the average number of retail customers improved electric gross margin by $13.7 million. The effect of temperature conditions, principally during the third quarter of 2004, resulted in a $22.2 million decrease in electric retail gross margin. The decrease in sales volumes due to temperature conditions primarily affected residential customers. Accordingly, a greater portion of total electric retail sales volumes in the first nine months of 2004 were to lower-priced commercial and industrial customers than in the first nine months of 2003. Due in part to this shift in sales mix, the average retail rate per unit sold decreased compared to the first nine months of 2003, which reduced electric retail gross margin by $5.2 million.

Regulated Gas Gross Margin

	Nine Months
	Ended September 30,
	2004	2003
	(In millions)

Operating revenues	$684.4	$679.7
Less cost of gas sold	526.7	517.4
Gas gross margin	$157.7	$162.3

Regulated gas revenues include purchased gas adjustment clauses through which MidAmerican Energy is allowed to recover the cost of gas sold from its retail gas utility customers. Consequently, fluctuations in the cost of gas sold do not affect gross margin or net income because revenues reflect comparable fluctuations through the purchased gas adjustment clauses. MidAmerican Energy’s average per-unit cost of gas increased 2.8% compared to the first nine months of 2003, resulting in a $14.2 million increase in cost of gas sold. The increase in cost of gas sold was reduced by a decrease in gas retail sales volumes partially offset by an increase in wholesale sales volumes compared to the first nine months of 2003.

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

Nine Months
Increase (Decrease) in Gas	Ended September 30,
Operating Revenues	2004 vs. 2003
(In millions)
Change in cost of gas sold:
Price	$14.2
Sales volumes	(4.9)
Total	9.3
Weather	(4.8)
Weather derivative	2.1
Customer growth	3.2
Other usage factors	(3.8)
Other	(1.3)
Total revenue variance	$4.7

The decrease in gas gross margin due to weather was the result of milder temperature conditions in the first nine months of 2004 compared to the same period in 2003. MidAmerican Energy may enter into degree day swaps to offset a portion of the financial impact of variations in weather conditions on its delivery margins for the winter heating season. The net gain on such weather derivative financial instruments partially offset the decreased delivery margins. MidAmerican Energy's average number of gas retail customers increased 1.3% compared to the first nine months of 2003. Other gas usage factors, such as changes in individual customer usage patterns and reaction to prices, also decreased gas margin. Total natural gas retail sales volumes decreased 7.4%.

Regulated Operating Expenses

Regulated other operating expenses for the first nine months of 2004 increased $11.5 million compared to the first nine months of 2003. Electric transmission and distribution operating expenses increased $8.2 million due in part to payments to other utilities for the transmission of energy and higher storm damage repair costs. Additionally, fossil fuel generation and Quad Cities Station operating expenses increased $6.2 million compared to the first nine months of 2003. A $3.0 million decrease in deferred compensation expenses partially offset these increases.

Maintenance expenses increased $16.6 million compared to the first nine months of 2003 due principally to a $12.5 million increase in fossil fuel generation preventive maintenance. Additionally, distribution maintenance costs increased $3.0 million.

Depreciation and amortization expense for the first nine months of 2004 increased $19.1 million compared to the first nine months of 2003 due to an increase in regulatory expense related to a revenue sharing arrangement in Iowa offset partially by a decrease in regulatory expense for a revenue sharing arrangement in Illinois. Refer to the "Legislative and Utility Regulatory Matters" section for an explanation of the revenue sharing arrangements.

Nonregulated Gross Margin

	Nine Months
	Ended September 30,
	2004	2003
	(In millions)
MidAmerican Energy -
Nonregulated operating revenues	$195.4	$180.5
Less nonregulated cost of sales	170.9	156.8
Nonregulated gross margin	$24.5	$23.7

MidAmerican Funding Consolidated -
Nonregulated operating revenues	$199.2	$183.1
Less nonregulated cost of sales	171.9	157.3
Nonregulated gross margin	$27.3	$25.8

Electric retail customers in Illinois, except for those served by electric cooperatives and municipalities, are allowed to select their electric power supplier. MidAmerican Energy's nonregulated electric retail revenues include revenues related to these supply services provided to customers outside of MidAmerican Energy's delivery system who choose their energy supplier. The improvement in the related gross margin was due primarily to a 53.7% increase in sales volumes. The increase from sales volumes was mostly offset by a reduction in the margin per unit sold in the first nine months of 2004 compared to the first nine months of 2003. Nonregulated electric retail revenues increased $21.9 million to $70.3 million for the first nine months of 2004, while the related cost of sales increased $20.4 million to $60.1 million.

Gross margin on nonregulated electric and gas wholesale operations increased $2.3 million compared to the first nine months of 2003.

Nonregulated operations include earnings from sharing arrangements under applicable state regulations and tariffs filed with the Iowa Utilities Board ("IUB") and the South Dakota Public Utilities Commission for MidAmerican Energy's regulated natural gas operations. Under these arrangements, MidAmerican Energy is allowed to retain a portion of the benefits of gas wholesale sales and capacity release transactions. Earnings from these arrangements decreased $2.5 million for the first nine months of 2004 compared to the first nine months of 2003.

Interest and Dividend Income

Interest income decreased compared to the first nine months of 2003 due to a reduction in MidAmerican Energy's short-term investments.

Other Income

MidAmerican Energy -

As a regulated public utility, MidAmerican Energy is allowed to capitalize, and record as income, a cost of construction for equity funds used, based on guidelines set forth by the FERC. Other income for the capitalized allowance on equity funds used during construction totaled $13.0 million and $8.7 million in the first nine months of 2004 and 2003, respectively. MidAmerican Energy anticipates recording a significant amount of income for the allowance on equity funds used during construction through 2007 while the announced generating plants are constructed.

MidAmerican Funding -

Other income for the first nine months of 2004 includes $2.1 million of income from the receipt of cash and common stock distributed by several of MidAmerican Funding's venture capital fund investments. Income from equity method investments decreased $1.8 million compared to the first nine months of 2003. Other expense for the first nine months of 2003 reflects a $2.1 million impairment of a separate venture capital investment.

Fixed Charges

The decrease in interest on long-term debt was due to maturities of higher rate debt in 2003 offset partially by interest on $275 million of MidAmerican Energy 5.125% notes issued in January 2003. Other interest expense increased due to interest on the Iowa revenue sharing liability. Allowance for borrowed funds increased due to an increase in utility construction expenditures.

Income Taxes

During the first quarter of 2004, MidAmerican Energy settled an income tax audit with the Internal Revenue Service. Accordingly, MidAmerican Energy recorded as income a tax reserve previously established for the settled issue. As a result, income tax expense for the first nine months of 2004 was reduced by $8.5 million at MidAmerican Energy.

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

In September 2004, the Iowa legislature passed legislation adopting a federal tax provision into Iowa law that provides accelerated tax depreciation for certain assets acquired after May 5, 2003 and before January 1, 2005. Accordingly, as a result of Iowa regulatory rules for utility income taxes, MidAmerican Energy’s income taxes for the first nine months of 2004 were reduced by approximately $9.5 million.

Liquidity and Capital Resources

MidAmerican Energy and MidAmerican Funding have available a variety of sources of liquidity and capital resources, both internal and external. These resources provide funds required for current operations, construction expenditures, dividends, debt retirement and other capital requirements.

As reflected on the Consolidated Statements of Cash Flows, MidAmerican Energy’s net cash provided by operating activities was $495.1 million and $437.8 million for the first nine months of 2004 and 2003, respectively. MidAmerican Funding’s net cash provided by operating activities was $457.4 million and $407.7 million for the first nine months of 2004 and 2003, respectively.

Utility Construction Expenditures

MidAmerican Energy’s primary need for capital is utility construction expenditures. For the first nine months of 2004, utility construction expenditures totaled $424.2 million, including allowance for funds used during construction and Quad Cities Station nuclear fuel purchases. Utility construction expenditures include non-cash and accrued amounts, the most significant of which for the first nine months of 2004 is $57.6 million for MidAmerican Energy’s share of deferred payments related to the second generation project discussed below. Under a contract with the general contractor on that project, MidAmerican Energy is allowed to defer payments, including the other owners’ shares, for up to $200 million of billed construction costs through the end of the project. Another non-cash expenditure included in utility construction expenditures relates to a computed cost of equity funds. As a regulated public utility, MidAmerican Energy is allowed to capitalize, and record as income, a cost of construction for equity funds used, based on guidelines set forth by the FERC.

Forecasted utility construction expenditures, including allowance for funds used during construction and completion of the wind power project discussed below, are $765 million for 2004. Capital expenditure needs are reviewed regularly by management and may change significantly as a result of such reviews. MidAmerican Energy expects to meet these capital expenditures with cash flows from operations and the issuance of long-term debt.

MidAmerican Energy anticipates a continuing increase in demand for electricity from its regulated customers. To meet anticipated demand and ensure adequate electric generation in its service territory, MidAmerican Energy is currently constructing three electric generating projects in Iowa. Upon completion, the projects will provide service to regulated retail electricity customers. MidAmerican Energy has obtained regulatory approval to include the actual costs of the generation projects in its Iowa rate base as long as actual costs do not exceed the agreed caps that MidAmerican Energy has deemed to be reasonable. If the caps are exceeded, MidAmerican Energy has the right to demonstrate the prudence of the expenditures above the caps, subject to regulatory review. Wholesale sales may also be made from the projects to the extent the power is not needed for regulated retail service. MidAmerican Energy expects to invest approximately $1.4 billion in the three projects, of which approximately $541 million has been invested through September 30, 2004.

The first project is a natural gas-fired combined cycle unit with an estimated cost of $357 million, excluding allowance for funds used during construction. MidAmerican Energy will own and operate the plant. Commercial operation of the simple cycle mode began on May 5, 2003. The plant, which has operated in simple cycle mode during 2004, resulted in 327 megawatts ("MW") of accredited capacity in the summer of 2004. The combined cycle operation is expected to commence by December 2004 and achieve an expected additional accredited capacity of 190 MW.

The second project is currently under construction and will be a 790-MW (based on expected accreditation) super-critical-temperature, low-sulfur coal-fired plant. MidAmerican Energy will operate the plant and hold an undivided ownership interest as a tenant in common with the other owners of the plant. MidAmerican Energy's ownership interest is 60.67%, equating to 479 MW of output. MidAmerican Energy expects its share of the estimated cost of the project to be approximately $713 million, excluding allowance for funds used during construction. Municipal, cooperative and public power utilities will own the remainder, which is a typical ownership arrangement for large base-load plants in Iowa. On May 29, 2003, the IUB issued an order approving the ratemaking principles for the plant, and on June 27, 2003, MidAmerican Energy received a certificate from the IUB allowing MidAmerican Energy to construct the plant. On September 9, 2003, MidAmerican Energy began construction of the plant, which it expects to be completed in the summer of 2007. MidAmerican Energy is also seeking an order from the IUB approving construction of the associated transmission facilities.

The third project consists of wind power facilities totaling 310 MW based on the nameplate rating. Generally speaking, accredited capacity ratings for wind power facilities are considerably less than the nameplate ratings due to the varying nature of wind. The current projected accredited capacity for these wind power facilities is approximately 53 MW. MidAmerican Energy will own and operate these facilities, which are expected to cost approximately $323 million. MidAmerican Energy’s plan to construct the wind project is in conjunction with a settlement agreement that extends, through December 31, 2010, an Iowa retail electric rate freeze that was previously scheduled to expire at the end of 2005. The settlement agreement, which was filed with the IUB as part of MidAmerican Energy’s application for ratemaking principles for the wind project, was approved by the IUB on October 17, 2003. MidAmerican Energy has also received authorization from the IUB to construct the wind power project. The settlement agreement provides that the obligation of MidAmerican Energy to construct the wind project may be terminated by MidAmerican Energy if the federal production tax credit applicable to the wind energy facilities is not available at a rate of 1.8 cents per kWh for a period of at least ten years after the facilities begin generating electricity. On October 4, 2004, the President signed into law legislation that extends the federal production tax credit to electricity produced by wind energy facilities placed in service prior to January 1, 2006. The credit is allowable for production during the 10-year period after a facility is originally placed in service. Accordingly, MidAmerican Energy has begun construction of the wind power facilities and anticipates approximately one half of the facilities will be generating electricity by the end of 2004. The remaining facilities are expected to be completed by the middle of 2005.  MidAmerican Energy does not construct the wind power facilities by December 31, 2006, the rate extension from January 1, 2006 through December 31, 2010, may terminate. Refer to the "Rate Matters" discussion below for more information regarding the rate aspects of the settlement.

Nuclear Decommissioning

Each licensee of a nuclear facility is required to provide financial assurance for the cost of decommissioning its licensed nuclear facility. In general, decommissioning of a nuclear facility means to safely remove the facility from service and restore the property to a condition allowing unrestricted use by the operator.

MidAmerican Energy currently contributes $8.3 million annually to trusts established for the investment of funds for decommissioning Quad Cities Station. Approximately 70% of the fair value of the trusts’ funds is now invested in domestic corporate debt and common equity securities. The remainder is invested in investment grade municipal and U.S. Treasury bonds. Funding for Quad Cities Station nuclear decommissioning is reflected as depreciation expense in the Consolidated Statements of Operations. Quad Cities Station decommissioning costs charged to Iowa customers are included in base rates, and recovery of increases in those amounts must be sought through the normal ratemaking process.

Contractual Obligations and Commercial Commitments

MidAmerican Energy and MidAmerican Funding have various contractual obligations and commercial commitments. There have been no material changes in the amount of such obligations and commitments from what was disclosed in the "Liquidity and Capital Resources" section of MD&A in MidAmerican Energy’s and MidAmerican Funding’s most recently filed Form 10-K other than electric capacity commitments as disclosed in Note 3(d) of Notes to Consolidated Financial Statements in this Form 10-Q.

Debt Redemption and Issuance

MidAmerican Energy’s 7.7% series of mortgage bonds, totaling $55.6 million, matured on May 17, 2004. On October 1, 2004, MidAmerican Energy issued $350 million of 4.65% medium-term notes due October 1, 2014.  The proceeds will be used for general corporate purposes.

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

After reflecting the issuance of the $350 million of medium-term notes described above, MidAmerican Energy has the following authorizations to issue additional long-term securities.  MidAmerican Energy currently has on file with the Securities and Exchange Commission registration statements providing for the issuance of $530 million in various forms of senior and subordinated long-term debt and preferred securities.  MidAmerican Energy currently has authorization from the FERC to issue various forms of long-term debt in the amount of $530 million through November 30, 2004, and $455 million for December 1, 2004 through November 30, 2005.  Under the FERC authorization, such funds would be used to refinance maturing debt and to finance a portion of the cost of the generation projects noted above.  MidAmerican Energy currently has authority from the Illinois Commerce Commission ("ICC") to issue up to $545 million of long-term debt for refinancing purposes and capital expenditures.

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

In conjunction with its wholesale marketing and trading activities, MidAmerican Energy must meet credit quality standards as required by counterparties. MidAmerican Energy has energy trading agreements that, in accordance with industry practice, either specifically require it to maintain investment grade credit ratings or provide the right for counterparties to demand "adequate assurances" in the event of a material adverse change in MidAmerican Energy’s creditworthiness. If one or more of MidAmerican Energy’s credit ratings decline below investment grade, MidAmerican Energy may be required to post cash collateral, letters of credit or other similar credit support to facilitate ongoing wholesale marketing and trading activities. As of September 30, 2004, MidAmerican Energy’s estimated potential collateral requirements totaled approximately $87 million. MidAmerican Energy’s collateral requirements could fluctuate considerably due to seasonality, market price volatility, a loss of key MidAmerican Energy generating facilities or other related factors.

Legislative and Utility Regulatory Matters

Electric Deregulation

Under Illinois law, as of December 31, 2000, all non-residential customers in Illinois are allowed to select their provider of electric supply services. Residential customers all received the opportunity to select their electric supplier beginning May 1, 2002. Currently in Iowa, deregulation is not being actively pursued.

Rate Matters

Under two settlement agreements approved by the IUB, MidAmerican Energy’s overall Iowa retail electric rates are effectively frozen through December 31, 2010. The settlement agreements specifically allow the filing of electric rate design or cost of service rate changes that could result in changes to rates for specific classes of customers but are intended to keep MidAmerican Energy’s overall Iowa retail electric revenue unchanged. The settlement agreements also each provide that portions of revenues associated with Iowa retail electric returns on equity within specified ranges will be recorded as a regulatory liability to be used to offset a portion of the cost to Iowa customers of future generating plant investment.

Under the first settlement agreement, which was approved by the IUB on December 21, 2001, and is effective through December 31, 2005, an amount equal to 50% of revenues associated with returns on equity between 12% and 14%, and 83.33% of revenues associated with returns on equity above 14%, in each year is recorded as a regulatory liability. The second settlement agreement, which was filed in conjunction with MidAmerican Energy’s application for ratemaking principles on a wind power project and was approved by the IUB on October 17, 2003, provides that during the period January 1, 2006 through December 31, 2010, an amount equal to 40% of revenues associated with returns on equity between 11.75% and 13%, 50% of revenues associated with returns on equity between 13% and 14%, and 83.3% of revenues associated with returns on equity above 14%, in each year will be recorded as a regulatory liability. An amount equal to the regulatory liability is recorded as a regulatory charge in depreciation and amortization expense when the liability is accrued. Additionally, interest expense is accrued on the portion of the regulatory liability balance recorded in prior years. The liability is being reduced as it is credited against plant in service in amounts equal to the allowance for funds used during construction associated with generating plant additions. As a result of the credit applied to generating plant balances from the reduction of the regulatory liability, future depreciation will be reduced. As of September 30, 2004 and December 31, 2003, the related regulatory liability reflected on the Consolidated Balance Sheets was $206.1 million and $144.4 million, respectively.

The second settlement agreement also provides that if Iowa retail electric returns on equity fall below 10% in any consecutive 12-month period after January 1, 2006 through December 31, 2010, MidAmerican Energy may seek to file for a general increase in rates. However, prior to filing for a general increase in rates, MidAmerican Energy is required by the settlement agreement to conduct 30 days of good faith negotiations with all of the signatories to the settlement agreement to attempt to avoid a general increase in rates.

In an order issued September 27, 2004, the IUB requires MidAmerican Energy to file various plans to fully equalize and consolidate its class zonal electric rates by the end of each of the years 2007 through 2010. On October 18, 2004, MidAmerican Energy filed a request for rehearing opposing full rate equalization and proposing a series of rate reductions. The resulting decreases in revenues from some of the reductions would be offset by costs decreasing pursuant to the expiration of certain contracts. However, MidAmerican Energy is seeking to reduce rates for some residential customers by approximately $4.0 million in 2008 and $3.0 million in 2009 for a total annualized reduction of $7.0 million in addition to the reductions to be offset by cost decreases related to existing contracts.

Illinois bundled electric rates are frozen until 2007, subject to certain exceptions allowing for increases, at which time bundled rates are subject to cost-based ratemaking. Illinois law provides for Illinois earnings above a computed level of return on common equity to be shared equally between regulated retail electric customers and MidAmerican Energy. MidAmerican Energy’s computed level of return on common equity is based on a rolling two-year average of the Monthly Treasury Long-Term Average Rate, as published by the Federal Reserve System, plus a premium of 8.5% for 2000 through 2004 and a premium of 12.5% for 2005 and 2006. The two-year average above which sharing must occur for 2004 is 13.57%. The law allows MidAmerican Energy to mitigate the sharing of earnings above the threshold return on common equity through accelerated recovery of electric assets.

On April 2, 2004, MidAmerican Energy made a filing with the South Dakota Public Utilities Commission ("SDPUC") requesting an increase in rates for its retail natural gas customers. On August 26, 2004, the SDPUC approved a settlement stipulation between MidAmerican Energy and the SDPUC staff for an increase of $1.0 million annually, effective September 30, 2004.

The ICC staff has questioned the legality of MidAmerican Energy’s nonregulated sales of gas to retail customers within the State of Illinois in conjunction with purchased gas adjustment ("PGA") reconciliation proceedings. In its direct testimony in the PGA proceeding covering 2001, the ICC staff expressed its position that MidAmerican Energy must reduce gas costs recovered from Illinois regulated gas customers through the PGA by the gross margins earned from MidAmerican Energy’s Illinois nonregulated retail customers from 2001, or approximately $1.0 million. Gross margin is the difference between the revenue and the related cost of gas for MidAmerican Energy’s nonregulated sales of gas to retail customers in the entire State of Illinois. If a similar adjustment is made in subsequent PGA reconciliation proceedings, the total cumulative adjustment, including the adjustment for 2001, would be approximately $6.7 million. In a related proceeding, the ICC issued a declaratory ruling on May 11, 2004, finding that MidAmerican Energy cannot lawfully sell competitive, or nonregulated, gas anywhere in Illinois. In that same decision, the ICC decided to open a separate proceeding to determine an appropriate remedy for such sales. That matter is now before the ICC on rehearing.

The Illinois legislature passed a bill, SB 2525 that, if enacted into law, would allow the continuation of competitive gas sales in Illinois by MidAmerican Energy subject to ICC regulation. The Senate approved the bill on a 55 to 0 vote. The House of Representatives approved the bill on a 104 to 7 vote. On July 30, 2004, the Illinois Governor vetoed the bill. The Illinois legislature could reconsider the bill in a legislative session currently scheduled for November 2004. For any vetoed bill to become law in Illinois, it must pass both chambers by 60% majorities. Regardless of whether or not any such legislation passes, the ICC will resolve the historical issues in the on-going PGA proceedings.

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

On June 3, 2004, the FERC’s Division of Operational Investigations of the Office of Market Oversight and Investigations informed MidAmerican Energy that it was commencing an audit to determine whether and how MidAmerican Energy and its subsidiaries and affiliates are complying with (1) requirements of the standards of conduct and open access same-time information system of the FERC’s regulations; (2) Codes of Conduct; and (3) Transmission Practices. The FERC has commenced several such audits of utilities in 2003 and 2004. The audit is on-going, and MidAmerican Energy does not expect it to be completed for several months.

Environmental Matters

The U.S. Environmental Protection Agency ("EPA") and state environmental agencies have determined that contaminated wastes remaining at decommissioned manufactured gas plant facilities may pose a threat to the public health or the environment if these contaminants are in sufficient quantities and at sufficient concentrations as to warrant remedial action.

MidAmerican Energy has evaluated or is evaluating 27 properties that were, at one time, sites of gas manufacturing plants in which it may be a potentially responsible party. The purpose of these evaluations is to determine whether waste materials are present, whether the materials constitute an environmental or health risk, and whether MidAmerican Energy has any responsibility for remedial action. As of September 30, 2004, MidAmerican Energy has recorded a $10.7 million liability for these sites and a corresponding regulatory asset for future recovery through the regulatory process. Refer to Note 3(a) of Notes to Consolidated Financial Statements in this Form 10-Q for further discussion of MidAmerican Energy’s environmental activities related to manufactured gas plant sites and cost recovery.

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

Generation Matters

In August 2003, retail customer usage of electricity caused a new record hourly peak demand of 3,935 MW on MidAmerican Energy’s electric system. For the 2004 cooling season, MidAmerican Energy’s hourly peak demand was 3,894 MW on July 20, 2004. MidAmerican Energy is interconnected with Iowa and neighboring utilities and is involved in an electric power pooling agreement known as Mid-Continent Area Power Pool ("MAPP"). Each MAPP participant is required to maintain for emergency purposes a net generating capability reserve of at least 15% above its system peak demand. For the 2004 cooling season, MidAmerican Energy’s reserve was approximately 26% above its system peak demand.

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

On July 13, 2004, the FERC issued an order requiring MidAmerican Energy to conduct a study to determine whether MidAmerican Energy or its affiliates possess generation market power. MidAmerican Energy is being required to show the absence of generation market power in order to be allowed to continue to sell wholesale electric power at market-based rates. The FERC order is intended to have MidAmerican Energy conform to what has become the FERC’s general practice for utilities given authorization to make wholesale market-based sales. Under this general practice, utilities authorized to make market-based electric sales must submit a new market power study to the FERC every three years. In its order, the FERC has stated that MidAmerican Energy’s market-based sales will become subject to refund beginning November 1, 2004. The refund obligation will then extend until the conclusion of the proceeding. MidAmerican Energy does not expect any outcome of this issue to have a material effect on its results of operations, financial position or cash flows.

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

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" ("FIN No. 46"). FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest, or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued FASB Interpretation No. 46R, which served to clarify guidance in FIN No. 46. The provisions of FIN No. 46, as revised, were effective for public entities that had interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. MidAmerican Energy has considered the provisions of FIN No. 46R for all of its power purchase, power sale or tolling agreements. Factors considered in the analysis include the duration of the agreements, how capacity and energy payments are determined, source and payment for fuel, as well as responsibility and payment for operating and maintenance expenses. Based upon this analysis, it was determined that no change in accounting for such agreements was necessary under FIN No. 46R.

In May 2004, the FASB issued FASB Staff Position No. 106-2 ("FSP 106-2"), "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("Act"). The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of postretirement health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. When adopted, FSP 106-2 will supersede FSP 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," which was issued in January 2004 and permitted a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act until more authoritative guidance on the accounting for the federal subsidy was issued, which MidAmerican Energy so elected. FSP 106-2 provides authoritative guidance on the accounting for the federal subsidy and specifies the disclosure requirements for employers who have adopted FSP 106-2, including those who are unable to determine whether benefits provided under its plan are actuarially equivalent to Medicare Part D. MidAmerican Energy has determined that the effects of the Act are not significant to its postretirement plan and therefore do not constitute a significant event, as that term is defined in Statement of Financial Accounting Standards No. 106, "Employers’ Accounting for Postretirement Benefits Other Than Pensions." As such, MidAmerican Energy will adopt FSP 106-2 at its next measurement date, January 1, 2005.

Critical Accounting Policies and Estimates

MidAmerican Energy’s and MidAmerican Funding’s significant accounting policies are described in their respective Note (1) of Notes to Consolidated Financial Statements in Item 8 of their most recently filed Annual Report on Form 10-K. For a discussion of their critical accounting policies and estimates, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in their most recently filed Annual Report on Form 10-K. MidAmerican Energy’s and MidAmerican Funding’s critical accounting policies have not changed materially since December 31, 2003.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

MidAmerican Energy’s exposure to market risk has not changed materially from its risk as of December 31, 2003. The scope of its use of financial instruments for both hedging and proprietary trading purposes has also not changed materially from December 31, 2003. MidAmerican Energy trades financial instruments that are almost entirely exchange-traded or have prices that are actively quoted. Reference is made to MidAmerican Energy’s and MidAmerican Funding’s most recently filed Form 10-K, and in particular, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, and Notes (1) (i) and (9) in Notes to Consolidated Financial Statements in Item 8 of that report.

Item 4.	Controls and Procedures.

With the supervision and participation of MidAmerican Funding’s and MidAmerican Energy’s management, including the respective persons acting as chief executive officer and chief financial officer, each company performed an evaluation regarding the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2004. Based on that evaluation, MidAmerican Funding’s and MidAmerican Energy’s management, including the respective persons acting as chief executive officer and chief financial officer, concluded that their respective disclosure controls and procedures were effective. There have been no significant changes during the quarter covered by this report in MidAmerican Funding’s or MidAmerican Energy’s internal controls or in other factors that could significantly affect internal controls.

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

The original complaint in this matter, Cornerstone Propane Partners, L.P. v. Reliant, et al. ("Cornerstone"), was filed on August 18, 2003 in the United States District Court, Southern District of New York naming MidAmerican Energy. On October 1, 2003, a second complaint , Roberto, E. Calle Gracey, et al. ("Calle Gracey"), was filed in the same court but did not name MidAmerican Energy. On November 14, 2003, a third complaint, Dominick Viola ("Viola"), et al., was filed in the same court and named MidAmerican Energy as a defendant. On December 5, 2003, the court entered Pretrial Order No. 1, which among other procedural matters, ordered the consolidation of the Cornerstone, Calle Gracey and Viola complaints and permitted plaintiffs to file an amended complaint in this matter. On January 20, 2004, plaintiffs filed In Re: Natural Gas Commodity Litigation as the amended complaint reasserting their previous allegations. On February 19, 2004, MidAmerican Energy filed a Motion to Dismiss and joined with several other defendants to file a joint Motion to Dismiss. The plaintiffs’ filed a response on May 19, 2004, contesting both Motions to Dismiss. On September 24, 2004, the pending motions to dismiss were denied. MidAmerican Energy will continue to coordinate with the other defendants and vigorously defend the allegations against it.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Reference is made to the accompanying Exhibit Index for a list of exhibits filed as a part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDAMERICAN FUNDING, LLC
MIDAMERICAN ENERGY COMPANY
(Registrants)

Date: November 4, 2004	/s/ Patrick J. Goodman
Patrick J. Goodman
Vice President and Treasurer
of MidAmerican Funding, LLC
(principal financial and accounting officer)

/s/ Thomas B. Specketer
Thomas B. Specketer
Vice President and Controller
of MidAmerican Energy Company
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.

MidAmerican Energy

15	Awareness Letter of Registered Public Accounting Firm

31.1	Chief executive officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief financial officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief executive officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief financial officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

MidAmerican Funding

31.3	Chief executive officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Chief financial officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.3	Chief executive officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4	Chief financial officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002