Form 10-K
period 2004-12-31
MIDAMERICAN ENERGY CO; MIDAMERICAN FUNDING LLC
filed 2005-02-28
CIK 928576, 1098296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2004

Commission	Registrant’s Name, State of Incorporation,	IRS Employer
File Number	Address and Telephone Number	Identification No.

333-90553	MIDAMERICAN FUNDING, LLC	47-0819200
(An Iowa Limited Liability Company)
666 Grand Ave. PO Box 657
Des Moines, Iowa 50303
515-242-4300

333-15387	MIDAMERICAN ENERGY COMPANY	42-1425214
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
                (Title of each Class)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sect. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrants are accelerated filers (as defined in Rule 12-b-2 of the Act). Yes [ ] No [X]

All of the member’s equity of MidAmerican Funding, LLC is held by its parent company, MidAmerican Energy Holdings Company, as of February 1, 2005.

All common stock of MidAmerican Energy Company is held by its parent company, MHC Inc., which is a direct, wholly owned subsidiary of MidAmerican Funding, LLC. As of February 1, 2005, 70,980,203 shares of MidAmerican Energy Company common stock, without par value, were outstanding.

MidAmerican Funding, LLC and MidAmerican Energy Company meet the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and are therefore filing this Form 10-K with the reduced disclosure format specified in General Instruction I(2) of Form 10-K.

MidAmerican Funding, LLC (“MidAmerican Funding”), and MidAmerican Energy Company (“MidAmerican Energy”), separately file this combined Form 10-K. Information relating to each individual registrant is filed by such registrant on its own behalf. Except for its subsidiaries, MidAmerican Energy makes no representation as to information relating to any other subsidiary of MidAmerican Funding.

PART I

Item 1.  Business

MidAmerican Funding, LLC (“MidAmerican Funding”), is an Iowa limited liability company that was formed in March 1999. Its sole member is MidAmerican Energy Holdings Company (“MidAmerican Energy Holdings”). MidAmerican Funding owns all of the outstanding common stock of MHC Inc. (“MHC”), which owns all of the common stock of MidAmerican Energy Company (“MidAmerican Energy”); InterCoast Capital Company (“InterCoast Capital”); Midwest Capital Group, Inc. (“Midwest Capital”); MidAmerican Services Company (“MidAmerican Services”); and MEC Construction Services Co. (“MEC Construction”). MidAmerican Energy is a public utility company headquartered in Des Moines, Iowa, and incorporated in the State of Iowa.

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

FORWARD-LOOKING STATEMENTS

This annual report contains statements that do not directly or exclusively relate to historical facts. Such statements are ‘‘forward-looking statements’’ within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can typically be identified by the use of forward-looking words, such as ‘‘may,’’ ‘‘will,’’ ‘‘could,’’ ‘‘project,’’ ‘‘believe,’’ ‘‘anticipate,’’ ‘‘expect,’’ ‘‘estimate,’’ ‘‘continue,’’ ‘‘potential,’’ ‘‘plan,’’ ‘‘forecast,’’ and similar terms. These statements represent MidAmerican Funding’s and/or MidAmerican Energy’s intentions, plans, expectations and beliefs and are subject to risks, uncertainties and other factors. Many of these factors are outside the control of MidAmerican Funding or MidAmerican Energy and could cause actual results to differ materially from such forward-looking statements. These factors include, among others:

•	general economic and business conditions in the United States as a whole and in the midwestern United States and MidAmerican Energy’s service territory in particular;

•	governmental, statutory, regulatory or administrative initiatives;

•	weather effects on sales and revenues

•	general industry trends;

•	increased competition in the power generation industry;

•	fuel and power costs and availability;

•	changes in business strategy, development plans or vendor relationships;

•	availability, term and deployment of capital;

•	availability of qualified personnel;

•	unscheduled generation outages or repairs;

•	risks relating to nuclear generation;

•
financial or regulatory accounting principles or policies imposed by the Public Company Accounting Oversight Board, the Financial Accounting Standards Board, the Securities and Exchange Commission, the Federal Energy Regulatory Commission and similar entities with regulatory oversight;

•	other risks or unforeseen events, including wars, the effects of terrorism, embargoes and other catastrophic events; and

•
other business or investment considerations that may be disclosed from time to time in MidAmerican Funding’s or MidAmerican Energy’s Securities and Exchange Commission filings or in other publicly disseminated written documents.

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

MHC conducts no business other than the ownership of its subsidiaries. MHC’s interests include 100% of the common stock of MidAmerican Energy, InterCoast Capital, Midwest Capital, MidAmerican Services and MEC Construction. MidAmerican Energy is primarily engaged in the business of generating, transmitting, distributing and selling electric energy and in distributing, selling and transporting natural gas. It accounts for the predominant part of MHC’s assets and earnings. InterCoast Capital manages equipment leases and other passive investment activities. Midwest Capital manages economic development investments in MidAmerican Energy’s service territory. MidAmerican Services provides comprehensive energy services to commercial and industrial companies, and MEC Construction provides nonregulated utility construction services.

Substantially all of MidAmerican Funding’s operating revenues are from MidAmerican Energy. Financial information on MidAmerican Funding’s segments of business is included in Note (10) of Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

MidAmerican Funding and its subsidiaries had 3,696 employees as of December 31, 2004.

MIDAMERICAN ENERGY

MidAmerican Energy is a public utility company headquartered in Iowa with $5.1 billion of assets as of December 31, 2004, and operating revenues for 2004 totaling $2.7 billion. MidAmerican Energy is principally engaged in the business of generating, transmitting, distributing and selling electric energy and in distributing, selling and transporting natural gas. MidAmerican Energy distributes electricity at retail in Council Bluffs, Des Moines, Fort Dodge, Iowa City, Sioux City and Waterloo, Iowa; the Quad Cities (Davenport and Bettendorf, Iowa and Rock Island, Moline and East Moline, Illinois); and a number of adjacent communities and areas. It also distributes natural gas at retail in Cedar Rapids, Des Moines, Fort Dodge, Iowa City, Sioux City and Waterloo, Iowa; the Quad Cities; Sioux Falls, South Dakota; and a number of adjacent communities and areas. Additionally, MidAmerican Energy transports natural gas through its distribution system for a number of end-use customers who have independently secured their supply of natural gas. As of December 31, 2004, MidAmerican Energy had approximately 698,000 regulated retail electric customers and 680,000 regulated retail and transportation natural gas customers.

In addition to retail sales and natural gas transportation, MidAmerican Energy sells electric energy and natural gas to other utilities, marketers and municipalities. These sales are referred to as wholesale sales.

Financial information on MidAmerican Energy's segments of business is included in Note (10) of Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

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

MidAmerican Energy also conducts a number of nonregulated business activities. Refer to the “Nonregulated Operations” section later in Part I for further discussion.

For the year ended December 31, 2004, MidAmerican Energy derived 53% of its gross operating revenues from its regulated electric business, 37% from its regulated gas business and 10% from its nonregulated business activities. For 2003 and 2002, the corresponding percentages were 54% electric, 36% gas and 10% nonregulated; and 61% electric, 31% gas and 8% nonregulated, respectively.

At December 31, 2004, MidAmerican Energy had 3,696 employees, of which 1,755 were covered by union contracts. MidAmerican Energy has five separate contracts with locals of the International Brotherhood of Electrical Workers (“IBEW”), the United Association of Plumbers and Pipefitters and the United Paper Workers International Union. One contract with IBEW locals 109 and 499 expires February 28, 2006, and covers 1,687 employee members.

REGULATED ELECTRIC OPERATIONS

The following tables present historical regulated electric sales data related to customer class and jurisdictions.

	Total Regulated Electric Sales
	By Customer Class
	2004	2003	2002

Residential	19.6%	19.4%	19.8%
Small general service (1)	14.5	14.0	14.2
Large general service (2)	26.7	25.4	24.5
Wholesale (3)	34.2	36.4	36.7
Other	5.0	4.8	4.8
	100.0%	100.0%	100.0%

(1)	Small general service generally includes commercial and industrial customers with a demand of 200 kilowatts or less.

(2)	Large general service generally includes commercial and industrial customers with a demand of more than 200 kilowatts.

(3)	Wholesale generally includes other utilities, marketers and municipalities to whom electric energy is sold at wholesale for resale to ultimate customers.

	Regulated Retail Electric Sales By State
	2004	2003	2002

Iowa	88.7%	88.8%	88.5%
Illinois	10.3	10.4	10.7
South Dakota	1.0	0.8	0.8
	100.0%	100.0%	100.0%

There are seasonal variations in MidAmerican Energy's electric business that are principally related to the use of electricity for air conditioning. In general, 35-40% of MidAmerican Energy's regulated electric revenues are reported in the months of June, July, August and September.

The annual hourly peak demand on MidAmerican Energy’s electric system usually occurs as a result of air conditioning use during the cooling season. In August 2003, MidAmerican Energy reached a record hourly peak demand of 3,935 megawatts (“MW”). For 2004, MidAmerican Energy recorded an hourly peak demand of 3,894 MW on July 20.

MidAmerican Energy's total accredited net generating capability in the summer of 2004 was 4,897 MW. Accredited net generating capability represents the amount of generation available to meet the requirements on MidAmerican Energy’s system and consists of MidAmerican Energy-owned generation, generation under power purchase contracts and the net amount of capacity purchases and sales. The actual amount of generating capacity available at any time may be less than the accredited capability due to regulatory restrictions, transmission constraints, fuel restrictions and generating units being temporarily out of service for inspection, maintenance, refueling, modifications or other reasons.

The following table details accredited generating capacity of MidAmerican Energy, along with participation purchases and sales, net, for summer 2004 accreditation.

			Company’s Share of
	Percent		Accredited Generating
Plant	Ownership	Fuel	Capability (MW)

Steam electric generating plants:
Council Bluffs Energy Center
Unit No. 1	100.0%	Coal	45
Unit No. 2	100.0	Coal	88
Unit No. 3	79.1	Coal	546
George Neal Station
Unit No. 1	100.0	Coal	135
Unit No. 2	100.0	Coal	300
Unit No. 3	72.0	Coal	371
Unit No. 4	40.6	Coal	261
Louisa Unit	88.0	Coal	616
Ottumwa Unit	52.0	Coal	372
Riverside Station
Unit No. 3	100.0	Coal	5
Unit No. 5	100.0	Coal	130
			2,869
Combustion turbines:
Coralville - 4 units	100.0	Gas/Oil	64
Electrifarm - 3 units	100.0	Gas/Oil	200
Greater Des Moines Energy Center - 2 units	100.0	Gas	327
Moline - 4 units	100.0	Gas/Oil	64
Parr - 2 units	100.0	Gas/Oil	32
Pleasant Hill Energy Center - 3 units	100.0	Gas/Oil	163
River Hills Energy Center - 8 units	100.0	Gas/Oil	118
Sycamore Energy Center - 2 units	100.0	Gas/Oil	148
			1,116
Nuclear: Quad Cities Station
Unit No. 1	25.0	Nuclear	218
Unit No. 2	25.0	Nuclear	219
			437

Hydro: Moline - 4 units	100.0	Water	3

Portable power modules - 28 units	100.0	Oil	56

Accredited generating capacity			4,481

Participation purchases and (sales), net			416
Accredited net generating capability			4,897

MidAmerican Energy anticipates a continuing increase in demand for electricity from its regulated customers. To meet anticipated demand and ensure adequate electric generation in its service territory, MidAmerican Energy recently completed its combined cycle combustion turbine project and is currently constructing a 790-MW (expected accreditation) super-critical-temperature, coal-fired Council Bluffs Energy Center Unit No. 4 (“CBEC Unit 4”) and a 310-MW (nameplate rating) wind power project in Iowa. A 50-MW (nameplate rating) expansion of the wind power project is also expected to be constructed in 2005. The projects will provide service to regulated retail electricity customers. MidAmerican Energy has obtained regulatory approval to include the Iowa portion of the actual costs of the generation projects in its Iowa rate base as long as actual costs do not exceed the agreed caps that MidAmerican Energy has deemed to be reasonable. If the caps are exceeded, MidAmerican Energy has the right to demonstrate the prudence of the expenditures above the caps, subject to regulatory review. Wholesale sales may also be made from the projects to the extent the power is not immediately needed for regulated retail service. MidAmerican Energy expects to invest approximately $1.1 billion in the CBEC Unit 4 and wind generation projects, of which $350.4 million has been invested through December 31, 2004.

MidAmerican Energy recently completed work on its Greater Des Moines Energy Center, a natural gas-fired, combined cycle plant located near Pleasant Hill, Iowa. Construction of the plant was completed in two phases. Commercial operation of the simple cycle mode began on May 5, 2003, and continued through most of 2004, providing 327 MW of accredited capacity in the summer of 2004. Commercial operation of the combined cycle mode began on December 16, 2004. The additional accredited capacity from the completion of the second phase is expected to be 190 MW. MidAmerican Energy expects the total cost of the Greater Des Moines Energy Center to be under the $357 million cost cap established by the Iowa Utilities Board (“IUB”).

MidAmerican Energy is currently constructing the CBEC Unit 4, a 790-MW (based on expected accreditation) super-critical-temperature, low-sulfur coal-fired plant. MidAmerican Energy will operate the plant and hold an undivided ownership interest as a tenant in common with the other owners of the plant. MidAmerican Energy's ownership interest is 60.67%, equating to 479 MW of output. MidAmerican Energy expects its share of the estimated cost of the project, including transmission facilities, to be approximately $737 million, excluding allowance for funds used during construction. Municipal, cooperative and public power utilities will own the remainder, which is a typical ownership arrangement for large base-load plants in Iowa. On February 12, 2003, MidAmerican Energy executed a contract with Mitsui & Co. Energy Development, Inc. for the engineering, procurement and construction of the plant. On September 9, 2003, MidAmerican Energy began construction of the plant, which it expects to be completed in the summer of 2007. On December 29, 2004, MidAmerican Energy received an order from the IUB approving construction of the associated transmission facilities and is proceeding with construction.

The second electric generating project currently under construction consists of wind power facilities located at two sites in north central Iowa totaling 310 MW based on the nameplate rating. Generally speaking, accredited capacity ratings for wind power facilities are considerably less than the nameplate ratings due to the varying nature of wind. The current projected accredited capacity for these wind power facilities is approximately 53 MW. MidAmerican Energy will own and operate these facilities, which, including transmission facilities, are expected to cost approximately $323 million, excluding allowance for funds used during construction. As of December 31, 2004, wind turbines totaling 160.5 MW at one of the sites were completed and in service. Completion of the remaining turbines is expected by the middle of 2005. On January 31, 2005, the IUB approved ratemaking principles related to expanding the wind power project. An additional 50 MW of capacity, based on the nameplate rating, is expected to be constructed at the sites in 2005 at an estimated cost of $63 million.

MidAmerican Energy is interconnected with Iowa utilities and utilities in neighboring states and is party to an electric generation and transmission pooling agreement administered by the Mid-Continent Area Power Pool (“MAPP”). The MAPP is a voluntary association of electric utilities doing business in Minnesota, Nebraska, North Dakota and the Canadian provinces of Saskatchewan and Manitoba and portions of Iowa, Montana, South Dakota and Wisconsin. Its membership also includes power marketers, regulatory agencies and independent power producers. The MAPP facilitates operation of the transmission system, is responsible for some aspects of the safety and reliability of the bulk electric system, and has responsibility for administration of the MAPP’s Open-Access Transmission Tariff.

Each MAPP participant is required to maintain for emergency purposes a net generating capability reserve of at least 15% above its system peak demand. MidAmerican Energy’s reserve margin at peak demand for 2004 was approximately 26%. MidAmerican Energy believes it has adequate electric capacity reserve through 2009, including capacity provided by the generating projects discussed above. However, significantly higher-than-normal temperatures during the cooling season could cause MidAmerican Energy’s reserve to fall below the 15% minimum. If MidAmerican Energy fails to maintain the required minimum reserve, significant penalties could be contractually imposed by the MAPP.

MidAmerican Energy's transmission system connects its generating facilities with distribution substations and interconnects with 14 other transmission providers in Iowa and five adjacent states. Under normal operating conditions, MidAmerican Energy’s transmission system has adequate capacity to deliver energy to MidAmerican Energy’s distribution system and to export and import energy with other interconnected systems.

Energy Supply for Electric Operations

MidAmerican Energy’s total energy supplied to retail and wholesale electric customers was from the following sources:

	2004	2003	2002

MidAmerican Energy-owned generation	76.5%	77.9%	76.5%
Energy purchased under long-term contracts	12.6	11.5	14.3
Energy purchased - other	10.9	10.6	9.2
	100.0%	100.0%	100.0%

Sources of fuel for MidAmerican Energy-owned electric generation were as follows for the years ended December 31:

	2004	2003	2002

Coal	84.2%	83.9%	79.1%
Nuclear (a)	14.8	15.5	20.5
Gas	0.9	0.5	0.3
Oil/Hydro	0.1	0.1	0.1
	100.0%	100.0%	100.0%

(a)
In 2002, nuclear includes energy purchased through a power purchase contract with Nebraska Public Power District. As a result of a contract restructuring effective August 1, 2002, energy purchased under that contract after the restructuring is excluded from the table since it is similar to other purchased energy in that it is not restricted to a particular energy source.

MidAmerican Energy is not allowed to automatically recover a portion of its energy costs relating to retail sales in Iowa through energy adjustment clauses. Accordingly, fluctuations in energy costs affect MidAmerican Energy’s earnings.

All of the coal-fired generating stations operated by MidAmerican Energy are fueled by low-sulfur, western coal from the Powder River Basin. MidAmerican Energy’s coal supply portfolio includes multiple suppliers and mines under agreements of varying terms and quantities. MidAmerican Energy regularly monitors the western coal market, looking for opportunities to improve its coal supply portfolio. MidAmerican Energy believes its sources of coal supply are, and will continue to be, satisfactory. Additional information regarding MidAmerican Energy’s coal supply contracts is included in Note (4)(e) of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

MidAmerican Energy has a long-term coal transportation agreement with Union Pacific Railroad Company (“Union Pacific”). Under this agreement, Union Pacific delivers coal directly to MidAmerican Energy’s Neal and Council Bluffs Energy Centers and to an interchange point with the Iowa, Chicago & Eastern Railroad Corporation for delivery to the Louisa and Riverside Energy Centers. MidAmerican Energy has the ability to use The Burlington Northern and Santa Fe Railway Company for delivery of a small amount of coal to the Council Bluffs, Louisa and Riverside Energy Centers should the need arise. MidAmerican Energy believes its coal transportation arrangements are adequate to meet its coal delivery needs.

MidAmerican Energy uses natural gas and oil as fuel for intermediate and peak demand electric generation, igniter fuel, transmission support and standby purposes. These sources are presently in adequate supply and available to meet MidAmerican Energy’s needs.

MidAmerican Energy is a 25% joint owner of Quad Cities Generating Station (“Quad Cities Station”), a nuclear power plant. Exelon Generation Company, LLC (“Exelon Generation”), the other joint owner and the operator of Quad Cities Station, is a subsidiary of Exelon Corporation.

Approximately one-third of the nuclear fuel assemblies in the core at Quad Cities Station Units 1 and 2 are replaced every 24 months. MidAmerican Energy has been advised by Exelon Generation that the majority of its uranium concentrate and uranium conversion requirements for Quad Cities Station through 2008 can be met under existing supplies or commitments. Commitments for fuel fabrication have been obtained through 2013 with options for another eight years. Exelon Generation does not anticipate that it will have difficulty in contracting for uranium concentrates for conversion, enrichment or fabrication of nuclear fuel needed to operate Quad Cities Station.

REGULATED NATURAL GAS OPERATIONS

MidAmerican Energy is engaged in the procurement, transportation, storage and distribution of natural gas for customers in the Midwest. MidAmerican Energy purchases natural gas from various suppliers, transports it from the production area to MidAmerican Energy’s service territory under contracts with interstate pipelines, stores it in various storage facilities to manage fluctuations in system demand and seasonal pricing, and distributes it to customers through MidAmerican Energy’s distribution system.

MidAmerican Energy sells natural gas and transportation services to end-use, or retail, customers and natural gas to other utilities, marketers and municipalities. MidAmerican Energy also transports through its distribution system natural gas purchased independently by a number of end-use customers. During 2004, 45% of total gas delivered through MidAmerican Energy’s system for end-use customers was under gas transportation service.

There are seasonal variations in MidAmerican Energy’s gas business that are principally due to the use of natural gas for heating. In general, 45-55% of MidAmerican Energy’s regulated gas revenues are reported in the months of January, February, March, and December.

The following tables present historical regulated gas sales data, excluding transportation throughput, related to customer class and jurisdictions.

	Total Regulated Gas Sales
	By Customer Class
	2004	2003	2002

Residential	40.0%	44.1%	39.4%
Small general service (1)	19.6	21.0	19.9
Large general service (1)	2.2	1.9	1.6
Wholesale (2)	38.0	32.7	39.0
Other	0.2	0.3	0.1
	100.0%	100.0%	100.0%

(1)
Small and large general service customers are classified primarily based on the nature of their business and gas usage. Small general service customers are business customers whose gas usage is principally for heating. Large general service customers are business customers whose principal gas usage is for their manufacturing processes.

(2)	Wholesale generally includes other utilities, marketers and municipalities to whom natural gas is sold at wholesale for eventual resale to ultimate customers.

	Regulated Retail Gas Sales By State
	2004	2003	2002

Iowa	77.7%	77.9%	78.0%
Illinois	9.9	10.0	10.0
South Dakota	11.5	11.3	11.2
Nebraska	0.9	0.8	0.8
	100.0%	100.0%	100.0%

Fuel Supply and Capacity

MidAmerican Energy purchases gas supplies from producers and third party marketers. To ensure system reliability, a geographically diverse supply portfolio with varying terms and contract conditions is utilized for the gas supplies. MidAmerican Energy attempts to optimize the value of its regulated assets by engaging in sales for resale transactions. IUB and South Dakota Public Utilities Commission (“SDPUC”) rulings have allowed MidAmerican Energy to retain 50% of the respective jurisdictional margins earned on wholesales sales of natural gas, with the remaining 50% being returned to customers through the purchased gas adjustment clause discussed below.

MidAmerican Energy has rights to firm pipeline capacity to transport gas to its service territory through direct interconnects to the pipeline systems of Northern Natural Gas Company (an affiliate company), Natural Gas Pipeline Company of America, Northern Border Pipeline Company and ANR Pipeline Company. At times, the capacity available through MidAmerican Energy’s firm capacity portfolio may exceed the demand on MidAmerican Energy’s distribution system. Firm capacity in excess of MidAmerican Energy’s system needs can be resold to other companies to achieve optimum use of the available capacity. Past IUB and SDPUC rulings have allowed MidAmerican Energy to retain 30% of the respective jurisdictional margins earned on the resold capacity, with the remaining 70% being returned to customers through the purchased gas adjustment clause.

MidAmerican Energy is allowed to recover its cost of gas from all of its regulated gas customers through purchased gas adjustment clauses. Accordingly, MidAmerican Energy’s regulated gas customers retain the risk associated with the market price of gas. MidAmerican Energy uses several strategies to reduce the market price risk for its gas customers, including the use of storage gas and peak shaving facilities, sharing arrangements to share savings and costs with customers, and short-term and long-term financial and physical gas purchase agreements.

MidAmerican Energy utilizes leased gas storage to meet peak day requirements and to manage the daily changes in demand due to changes in weather. The storage gas is typically replaced during the summer months when the demand for gas has historically been lower than during the heating season. In addition, MidAmerican Energy also utilizes three liquefied natural gas plants and two propane-air plants to meet peak day demands in the winter. The storage and peak shaving facilities reduce MidAmerican Energy's dependence on gas purchases during the volatile winter heating season.

In 1995, the IUB gave initial approval of MidAmerican Energy’s Incentive Gas Supply Procurement Program. In November 2004, the IUB extended the program through October 31, 2006. Under the program, as amended, MidAmerican Energy is required to file with the IUB every six months a comparison of its gas procurement costs to an index-based reference price. If MidAmerican Energy’s cost of gas for the period is less or greater than an established tolerance band around the reference price, then MidAmerican Energy shares a portion of the savings or costs with customers. A similar program is currently in effect in South Dakota through October 31, 2005. Since the implementation of the program, MidAmerican Energy has successfully achieved and shared savings with its natural gas customers. Refer to the "Nonregulated Operations" section for additional information.

On February 2, 1996, MidAmerican Energy had its highest peak-day delivery of 1,143,026 decatherms (“Dths”). This peak-day delivery consisted of approximately 88% traditional sales service and 12% transportation service of customer-owned gas. As of January 31, 2005, MidAmerican Energy’s 2004/2005 winter heating season peak-day delivery of 997,058 Dths was reached on January 14, 2005. This peak-day delivery included 76% traditional sales service and 24% transportation service.

The supply sources utilized by MidAmerican Energy to meet its 2004/2005 peak-day deliveries to its traditional sales service customers were:

	Thousands	Percent
	of	of
	Dths	Total

Leased storage and peak shaving plants	125.3	16.5%
Firm supply	632.2	83.5
	757.5	100.0%

MidAmerican Energy has strategically built multiple pipeline interconnections into several of its larger communities. Multiple pipeline interconnects create competition among pipeline suppliers for transportation capacity to serve those communities, thus reducing costs. In addition, multiple pipeline interconnects give MidAmerican Energy the ability to optimize delivery of the lowest cost supply from the various supply basins into these communities and increase delivery reliability. Benefits to MidAmerican Energy’s system customers are shared with all jurisdictions through a consolidated purchased gas adjustment clause.

MidAmerican Energy does not anticipate difficulties in meeting its future demands through the use of its supply portfolio and pipeline interconnections for the foreseeable future.

NONREGULATED OPERATIONS

MidAmerican Energy’s nonregulated operations include a variety of activities outside of the traditional regulated electric and gas services.

Historical gross margins, or revenues less related cost of sales, for MidAmerican Energy’s nonregulated operations are shown below (in millions):

	2004	2003	2002

Nonregulated retail electric	$13.5	$13.2	$11.4
Nonregulated retail gas	3.9	4.9	2.7
Wholesale gas and electric	6.7	4.7	3.3
Income sharing arrangements under regulated gas tariffs	3.7	5.0	3.1
Incentive gas supply procurement program award	2.4	3.8	3.4
Other	2.9	3.1	4.5
	$33.1	$34.7	$28.4

MidAmerican Energy’s nonregulated retail electric marketing services provide electric supply services to retail customers in Illinois, Ohio and, beginning in September 2004, Michigan.

MidAmerican Energy’s nonregulated retail gas marketing services operate in Iowa, Illinois, Ohio and South Dakota. MidAmerican Energy purchases gas from producers and third party marketers and sells it directly to large commercial end-users. In addition, MidAmerican Energy manages gas supplies for a number of smaller commercial end-users, which includes the sale of gas to these customers to meet their supply requirements.

MidAmerican Energy’s wholesale gas and electric operations consist of nonregulated wholesale electric and natural gas marketing operations through which it buys from, and sells to, other utilities and marketers.

Nonregulated operations also include earnings from sharing arrangements under applicable state regulations and tariffs filed with the IUB and the SDPUC, for MidAmerican Energy’s regulated natural gas operations. Under these arrangements, MidAmerican Energy is allowed to keep a portion of the benefits of gas sales for resale and capacity release transactions. MidAmerican Energy also has an Incentive Gas Supply Procurement Program, under which it can receive awards for successful performance of gas supply procurement. Refer to the preceding “Regulated Natural Gas Operations” section for further discussion of the sharing arrangements and the gas procurement program.

REGULATION

General Utility Regulation

MidAmerican Energy is a public utility within the meaning of the Federal Power Act and a natural gas company within the meaning of the Natural Gas Act. Therefore, it is subject to regulation by the Federal Energy Regulatory Commission (“FERC”) in regard to numerous activities, including the issuance of securities, accounting policies and practices, electricity sales for resale rates, the establishment and regulation of electric interconnections and transmission services and replacement of certain gas utility property.

MidAmerican Energy is regulated by the IUB as to retail rates, services, construction of utility property and in other respects as provided by the laws of Iowa. MidAmerican Energy is regulated by the Illinois Commerce Commission (“ICC”), as to bundled retail rates, unbundled delivery services, services that have not been declared to be competitive, issuance of securities, affiliate transactions, construction, acquisition and sale of utility property, acquisition and sale of securities and in other respects as provided by the laws of Illinois. MidAmerican Energy is also subject to regulation by the SDPUC as to electric and gas retail rates and service as provided by the laws of South Dakota.

Rate Regulation

In accordance with three electric settlement agreements between MidAmerican Energy, the Iowa Office of Consumer Advocate (“OCA”) and other intervenors approved by the IUB in 2001, 2003 and 2005, MidAmerican Energy has agreed not to seek a general increase in electric rates prior to 2012 unless its Iowa jurisdictional electric return on equity in any year falls below 10%. Prior to filing for a general increase in electric rates, MidAmerican Energy is required to conduct 30 days of good faith negotiations with the signatories to the settlement agreements to attempt to avoid a general increase in rates. As a party to the settlement agreements, the OCA has agreed not to request or support any decrease in MidAmerican Energy’s Iowa electric rates prior to January 1, 2012. The settlement agreements specifically allow the IUB to approve or order electric rate design or cost of service rate changes that could result in changes to rates for specific customers as long as such changes do not result in an overall increase in revenues for MidAmerican Energy. Additionally, under the incentive regulation aspects of the settlements, earnings exceeding a return on equity of 12% through December 31, 2005, and 11.75% for January 1, 2006 through December 31, 2011, are shared with customers. See Note (5) of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional discussion of these settlements.

Under Iowa law, there are two options for temporary collection of higher rates. Collection can begin, subject to refund, either within 10 days, without IUB review, or 90 days after filing with and approval by the IUB. If the 10-day option is selected, Iowa law provides that the utility may be required to make refunds based on overpayments made by each customer class, group or rate zone of the difference between final rates and the rates that would have been collected if temporary rates had been based upon prior regulatory principles. If the 90-day option is selected, Iowa law provides the IUB with the latitude to prescribe the manner of refunding the difference between final rules and the rates based on prior ratemaking principles and a rate of return on common equity previously approved by the IUB. In either case, if the IUB has not issued a final order within ten months after the filing date, the temporary rates cease to be subject to refund and any balance of the requested rate increase may then be collected subject to refund. Exceptions to the ten-month limitation provide for extensions due to a utility's lack of due diligence in the rate proceeding, judicial appeals and situations involving new generating units being placed in service. MidAmerican Energy's cost of gas is collected in its Iowa gas rates through the Iowa Uniform Purchased Gas Adjustment Clause.

South Dakota law authorizes its Public Utilities Commission to suspend new rates for up to six months during the pendency of rate proceedings; however, the rates are permitted to be implemented after six months subject to refund pending a final order in the proceeding.

Under Illinois law, new rates may become effective 45 days after filing with the ICC, or on such earlier date as the ICC may approve, subject to its authority to suspend the proposed new rates, subject to hearing, for a period not to exceed approximately eleven months after filing. Under Illinois electric tariffs, MidAmerican Energy's Fuel Cost Adjustment Clause reflects changes in the cost of all fuels used for retail electric generation, including certain fuel transportation costs, nuclear fuel disposition costs and the cost of energy purchased from other utilities. MidAmerican Energy's cost of gas is reflected in its Illinois gas rates through the Illinois Uniform Purchased Gas Adjustment Clause.

In December 1997, Illinois enacted a law to restructure Illinois’ electric utility industry. The law changed how and what electric services are regulated by the ICC and transitions portions of the traditional electric services to a competitive environment. In general, the law allows for certain limits on the ICC’s regulatory authority over a utility’s generation and also relaxes its regulatory authority over many corporate transactions, such as the transfer of generation assets to affiliates. Special authority and limitations of authority apply during the transition to a competitive marketplace. Also, the law permits utilities to eliminate their fuel adjustment clauses and incorporates provisions by which earnings in excess of allowed amounts are either partially refunded to customers or are used to accelerate a company's asset recovery. Electric rates in Illinois are frozen until 2007, subject to certain exceptions allowing for increases, at which time bundled rates are subject to cost-based ratemaking.

The FERC regulates MidAmerican Energy’s rates charged to wholesale customers for energy and transmission services. Most of MidAmerican Energy’s electric wholesale sales and purchases take place under market-based pricing allowed by the FERC and are therefore subject to market volatility. The FERC is currently conducting its initial review of what will become a triennial review of MidAmerican Energy’s market-based pricing authority. Margins earned on wholesale sales have historically been included as a component of retail cost of service upon which retail rates are based.

The FERC has undertaken several measures to increase competition in the markets for wholesale electric energy, including efforts to foster the development of regional transmission organizations ("RTO") in its Order No. 2000 issued December 1999 and its July 2002 proposed rulemaking that would implement a standard market design ("SMD") for wholesale electric markets.

If implemented, the FERC’s July 2002 proposed rule for SMD would require sweeping changes to the use and expansion of the interstate transmission and wholesale bulk power systems in the United States. However, it is unclear when or even whether the FERC will issue a final rule and what form the final rule would ultimately take. In response to significant criticism of its proposed rule, the FERC subsequently indicated that it had changed its proposal and would adopt a flexible approach to SMD that would accommodate regional differences. Any final rule on SMD or similar FERC action could impact the costs of MidAmerican Energy’s electricity and transmission products. Such FERC action could directly or indirectly influence how transmission services are priced, the availability of transmission services, how transmission services are obtained, and market prices for electricity in markets in which MidAmerican Energy buys and sells electricity. Although MidAmerican Energy is not presently a member of an RTO, two RTO’s - Midwest Independent System Operator (“MISO”) and PJM Interconnection (“PJM”) - are directly interconnected with MidAmerican Energy’s transmission facilities. MidAmerican Energy cannot predict what impact, if any, the evolution of these RTO’s, or others, may have on how wholesale electricity is bought and sold, as well as the geographic scope of the wholesale marketplace in which MidAmerican Energy buys and sells electricity.

Refer to the “Utility Regulatory Matters” section of Management’s Discussion and Analysis in Item 7 of this Form 10-K for additional discussion of matters affecting utility regulation.

Nuclear Regulation

MidAmerican Energy is subject to the jurisdiction of the Nuclear Regulatory Commission (“NRC”), with respect to its license and 25% ownership interest in Quad Cities Station Units 1 and 2. Exelon Generation is the operator of Quad Cities Station and is under contract with MidAmerican Energy to secure and keep in effect all necessary NRC licenses and authorizations.

The NRC regulations control the granting of permits and licenses for the construction and operation of nuclear generating stations and subject such stations to continuing review and regulation. On October 29, 2004, the NRC granted renewed licenses for both Quad Cities Station Unit 1 and Unit 2 that provide for operation until December 14, 2032, which is in effect a 20-year extension of the licenses. The NRC review and regulatory process covers, among other things, operations, maintenance, and environmental and radiological aspects of such stations. The NRC may modify, suspend or revoke licenses and impose civil penalties for failure to comply with the Atomic Energy Act, the regulations under such Act or the terms of such licenses.

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

Under the Nuclear Waste Policy Act of 1982 (“NWPA”), the U.S. Department of Energy (“DOE”) is responsible for the selection and development of repositories for, and the permanent disposal of, spent nuclear fuel and high-level radioactive wastes. Exelon Generation, as required by the NWPA, signed a contract with the DOE under which the DOE was to receive spent nuclear fuel and high-level radioactive waste for disposal beginning not later than January 1998. The DOE did not begin receiving spent nuclear fuel on the scheduled date, and remains unable to receive such fuel and waste. The earliest the DOE currently is expected to be able to receive such fuel and waste is 2010. The costs to be incurred by the DOE for disposal activities are being financed by fees charged to owners and generators of the waste. In 2004, Exelon Generation reached a settlement with the DOE concerning the DOE’s failure to begin accepting spent nuclear fuel in 1998. As a result, Quad Cities Station will be billing the DOE, and the DOE will be obligated to reimburse the station for all station costs incurred due to the DOE’s delay. Exelon Generation has informed MidAmerican Energy that existing on-site storage capability at Quad Cities Station is sufficient to permit interim storage into 2005. For Quad Cities Station, Exelon Generation has begun to develop an interim spent fuel storage installation ("ISFSI") at Quad Cities Station to store spent nuclear fuel in dry casks in order to free space in the storage pool. The first pad at the ISFSI is expected to facilitate storage of casks to support operations at Quad Cities Station until at least 2017. Exelon Generation has completed the bulk of the construction work on the first pad and expects the first cask loading to take place in 2005. In the 2017 to 2022 timeframe, Exelon Generation plans to add a second pad to the ISFSI to accommodate storage of spent nuclear fuel through the end of operations at Quad Cities Station.

MidAmerican Energy has established trusts for the investment of funds collected for nuclear decommissioning associated with Quad Cities Station. Electric tariffs currently in effect include provisions for annualized collection of estimated decommissioning costs at Quad Cities Station. In Iowa, estimated Quad Cities Station decommissioning costs are reflected in base rates. MidAmerican Energy’s cost related to decommissioning funding in 2004 was $8.3 million.

Environmental Regulations

MidAmerican Energy is subject to a number of federal, state and local environmental laws and regulations affecting many aspects of our present and future operations. These requirements relate to air emissions, water quality, waste management, hazardous chemical use, noise abatement, land use aesthetics and atomic radiation.

Environmental laws and regulations currently have, and future modifications may have, the effect of (i) increasing the lead time for the construction of new facilities, (ii) significantly increasing the total cost of new facilities, (iii) requiring modification of MidAmerican Energy's existing facilities, (iv) increasing the risk of delay on construction projects, (v) increasing MidAmerican Energy's cost of waste disposal, and (vi) reducing the reliability of service provided by MidAmerican Energy and the amount of energy available from MidAmerican Energy’s facilities. Any of these items could have a substantial impact on amounts required to be expended by MidAmerican Energy in the future.

Air Quality -

MidAmerican Energy's generating facilities are subject to applicable provisions of the Clean Air Act and related air quality standards promulgated by the U.S. Environmental Protection Agency ("EPA"). MidAmerican Energy has five jointly owned, and six wholly owned, coal-fired generating units, which represent 58.6% of MidAmerican Energy's electric accredited net generating capability and 84.2% of the electric energy generated in 2004. MidAmerican Energy believes it is in material compliance with current air quality requirements. Refer to Note (4)(b) of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding air quality regulation.

Hazardous Materials and Waste Management -

The EPA and state environmental agencies have determined that wastes remaining at certain decommissioned manufactured gas plant facilities may pose a threat to the public health or the environment if contaminants are present in sufficient quantities and at such concentrations as to warrant remedial action.

MidAmerican Energy has evaluated all known properties that were, at one time, sites of gas manufacturing plants for which MidAmerican Energy may be a potentially responsible party. MidAmerican Energy estimates the range of possible costs for investigation, remediation and monitoring for these sites to be $7 million to $14 million. As of December 31, 2004, MidAmerican Energy has recorded a liability and regulatory asset of $9.3 million for these sites. MidAmerican Energy's present rates in Iowa provide for a fixed annual recovery of manufactured gas plant costs. Additional information relating to MidAmerican Energy’s manufactured gas plant facilities is included under Note (4)(a) of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

INTERCOAST CAPITAL

InterCoast Capital is a wholly owned nonregulated subsidiary of MHC primarily engaged in investment activities. Investments include equipment leases, marketable securities and energy-related venture capital interests. InterCoast Capital manages these activities through its nonregulated investment subsidiaries. As of December 31, 2004, InterCoast Capital had total assets of $30.8 million, a majority of which relate to investments in equipment leases.

InterCoast Capital had equity participations in equipment leases totaling $25.9 million and $29.5 million at December 31, 2004 and 2003, respectively. At December 31, 2004, approximately $18.2 million was invested in five commercial passenger aircraft. Approximately $7.3 million of the December 31, 2004, investment in equipment leases related to a seven percent undivided interest in an electric generating station leased to a utility located in Arizona. InterCoast Capital also has investments in safe harbor lease transactions. Refer to Note (1)(f) of MidAmerican Funding’s Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional discussion of equipment leases.

In addition, InterCoast Capital and its subsidiaries have direct investments in energy projects and indirect investments, through venture capital funds, in a variety of nonregulated energy production technologies.

MIDWEST CAPITAL

Midwest Capital is a wholly owned nonregulated subsidiary of MHC with total assets of $7.9 million as of December 31, 2004. Midwest Capital's primary activity is the management of utility service area investments to support economic development. Midwest Capital's principal interest is a 1,920-acre planned residential and commercial development in southeastern South Dakota. The major construction phase of the planned community is complete, and the marketing phase to sell developed residential and commercial lots is in progress. As of December 31, 2004, 46.1% of the development available for sale had been sold.

Item 2.  Properties

MidAmerican Energy’s utility properties consist of physical assets necessary and appropriate to render electric and gas service in its service territories. It is the opinion of management that the principal depreciable properties owned by MidAmerican Energy are in good operating condition and well maintained. MidAmerican Energy’s most significant properties are its electric generation facilities. For information regarding these facilities, please refer to the “Regulated Electric Operations” discussion in Item 1 - Business of this Form 10-K. Additional electric property consists primarily of transmission and distribution facilities.

The electric transmission system of MidAmerican Energy at December 31, 2004, included 918 miles of 345-kilovolt ("kV") lines and 1,128 miles of 161-kV lines. MidAmerican Energy’s electric distribution system included approximately 222,300 transformers and 382 substations at December 31, 2004.

Gas property consists primarily of natural gas mains and services pipelines, meters and related distribution equipment, including feeder lines to communities served from natural gas pipelines owned by others. The gas distribution facilities of MidAmerican Energy at December 31, 2004, included approximately 21,548 miles of gas mains and service pipelines.

Net utility plant in service by operating segment is as follows as of December 31, 2004 (in thousands):

Generation	$1,671,872
Energy delivery -
Electric distribution	1,316,390
Gas distribution	623,949
Transmission	256,228
$3,868,439

Refer to Note (10) of MidAmerican Energy’s Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for a discussion of operating segments. As of December 31, 2004, substantially all of the former Midwest Power Systems, a predecessor company, electric utility property located in Iowa, or approximately 49% of gross utility plant, was pledged to secure $147.8 million in mortgage bonds, of which $90.5 million matured on February 15, 2005. The remaining $57.3 million mature on May 1, 2023.

Item 3.  Legal Proceedings

MidAmerican Energy is one of dozens of companies named as defendants in a January 20, 2004 consolidated class action lawsuit filed in the U.S. District Court for the Southern District of New York. The suit alleges that the defendants have engaged in unlawful manipulation of the prices of natural gas futures and options contracts traded on the New York Mercantile Exchange ("NYMEX") during the period of January 1, 2000 to December 31, 2002. MidAmerican Energy is mentioned as a company that has engaged in wash trades on Enron Online (an electronic trading platform) that had the effect of distorting prices for gas trades on the NYMEX. The plaintiffs to the class action do not specify the amount of alleged damages. At this time, MidAmerican Energy does not believe that it has any material exposure in this lawsuit.

The original complaint in this matter, Cornerstone Propane Partners, L.P. v. Reliant, et al. (“Cornerstone”), was filed on August 18, 2003, in the United States District Court, Southern District of New York naming MidAmerican Energy. On October 1, 2003, a second complaint , Roberto, E. Calle Gracey, et al. (“Calle Gracey”), was filed in the same court but did not name MidAmerican Energy. On November 14, 2003, a third complaint, Dominick Viola (“Viola”), et al., was filed in the same court and named MidAmerican Energy as a defendant. On December 5, 2003, the court entered Pretrial Order No. 1, which among other procedural matters, ordered the consolidation of the Cornerstone, Calle Gracey and Viola complaints and permitted plaintiffs to file an amended complaint in this matter. On January 20, 2004, plaintiffs filed In Re: Natural Gas Commodity Litigation as the amended complaint reasserting their previous allegations. On February 19, 2004, MidAmerican Energy filed a Motion to Dismiss and joined with several other defendants to file a joint Motion to Dismiss. The plaintiffs filed a response on May 19, 2004, contesting both Motions to Dismiss. On September 24, 2004, the pending Motions to Dismiss were denied. On October 14, 2004, plaintiffs filed an amended consolidated class action complaint reasserting their previous allegations. On January 25, 2005, plaintiffs filed their motion for class certification. MidAmerican Energy will continue to coordinate with the other defendants and vigorously defend the allegations against it.

Other than the litigation described above, MidAmerican Funding and its subsidiaries currently have no material legal proceedings. Information on MidAmerican Energy’s environmental matters is included in Item 1 - Business and in the "Environmental Matters" section of Management’s Discussion and Analysis in Item 7 of this Form 10-K.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

All common stock of MidAmerican Energy is held by its parent company, MHC, which is a direct, wholly owned subsidiary of MidAmerican Funding. MidAmerican Funding is an Iowa limited liability company whose membership interest is held solely by MidAmerican Energy Holdings.

Item 6.  Selected Financial Data

The following tables set forth selected financial data of MidAmerican Energy and MidAmerican Funding, which should be read in conjunction with their respective consolidated financial statements and the related notes to those statements included in “Item 8. Financial Statements and Supplementary Data” and with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K.

MIDAMERICAN ENERGY COMPANY
SELECTED CONSOLIDATED FINANCIAL DATA
(In thousands)

	Years Ended December 31,
	2004	2003	2002	2001	2000

Statement of Operations Data:
Revenues	$2,696,353	$2,595,812	$2,236,159	$2,367,249	$2,271,832
Operating income	356,396	370,820	354,997	333,574	338,756
Net income	210,455	188,597	175,821	152,778	165,456
Earnings on common stock	209,210	187,187	172,888	148,234	160,501

Balance Sheet Data:
Total assets (a)	$5,111,951	$4,404,434	$4,209,642	$3,953,060	$4,175,473
Long-term debt (b)	1,422,527	1,128,647	1,053,418	820,594	921,682
Power purchase obligation (c)	-	-	-	25,867	52,282
Short-term borrowings	-	48,000	55,000	89,350	81,600
Preferred securities not subject to mandatory redemption	30,329	31,759	31,759	31,759	31,759
Preferred securities subject to mandatory redemption	-	-	-	126,680	150,000
Common shareholder’s equity	1,527,468	1,318,519	1,319,139	1,226,292	1,164,356

(a)
In January 2003, MidAmerican Energy adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” (“SFAS No. 143”). Accordingly, MidAmerican Energy recorded $114.4 million of assets related to the asset retirement obligation (“ARO”) liability required by SFAS No. 143. Additionally, an accrual for non-legal ARO costs of removing electric and gas assets that was previously reflected in accumulated depreciation is now classified as a regulatory liability, thus increasing total assets. Refer to Note (14) of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion.

(b)	Includes amounts due within one year.

(c)
On August 1, 2002, MidAmerican Energy’s contract with the Nebraska Public Power District regarding Cooper Nuclear Station was restructured. As a result, the power purchase obligation and the related asset were removed from the balance sheet. Refer to Note (1)(h) of Notes to Consolidated Financial Statements later in Item 8 of this Form 10-K for further discussion.

MIDAMERICAN FUNDING, LLC
SELECTED CONSOLIDATED FINANCIAL DATA
(In thousands)

	Years Ended December 31,
	2004	2003	2002	2001	2000

Statement of Operations Data:
Revenues	$2,701,700	$2,600,239	$2,240,879	$2,388,650	$2,316,343
Operating income	355,947	367,868	349,988	300,085	327,560
Net income (a)	179,257	157,176	136,716	103,087	126,784

Balance Sheet Data:
Total assets (b)	$6,427,244	$5,737,614	$5,551,747	$5,550,640	$5,774,916
Long-term debt (c)	2,122,527	1,828,647	1,753,418	1,544,969	1,670,636
Power purchase obligation (d)	-	-	-	25,867	52,282
Short-term borrowings	-	48,000	55,000	91,780	81,600
Preferred securities not subject to mandatory redemption	30,329	31,759	31,759	31,759	31,759
Preferred securities subject to mandatory redemption	-	-	-	126,680	150,000
Member’s equity	2,042,403	1,863,769	1,879,191	1,981,840	1,877,175

(a)
In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” beginning January 1, 2002, MidAmerican Funding’s goodwill is no longer amortized. Refer to Note (1)(k) of MidAmerican Funding’s Notes to Consolidated Financial Statements later in Item 8 of this Form 10-K. In 2002, MidAmerican Funding recorded pre-tax expense of $21.9 million of write-downs for impaired assets and investments, including a $12.6 million pre-tax write-down of airplane leases.

(b)
In January 2003, MidAmerican Energy adopted SFAS No. 143. Accordingly, MidAmerican Energy recorded $114.4 million of assets related to the ARO liability required by SFAS No. 143. Additionally, an accrual for non-legal ARO costs of removing electric and gas assets that was previously reflected in accumulated depreciation is now classified as a regulatory liability, thus increasing total assets. Refer to Note (14) of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion.

(c)	Includes amounts due within one year.

(d)
On August 1, 2002, MidAmerican Energy’s contract with the Nebraska Public Power District regarding Cooper Nuclear Station was restructured. As a result, the power purchase obligation and the related asset were removed from the balance sheet. Refer to Note (1)(h) of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

General

MidAmerican Funding, LLC (“MidAmerican Funding”), is an Iowa limited liability company that was formed in March 1999. The sole member of MidAmerican Funding is MidAmerican Energy Holdings Company (“MidAmerican Energy Holdings”). MidAmerican Funding owns all of the outstanding common stock of MHC Inc. (“MHC”), which owns all of the common stock of MidAmerican Energy Company (“MidAmerican Energy”), InterCoast Capital Company, Midwest Capital Group, Inc., MidAmerican Services Company and MEC Construction Services Co.

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

Management’s Discussion and Analysis (“MD&A”) addresses the financial statements of MidAmerican Energy and MidAmerican Funding as presented in this joint filing. Information related to MidAmerican Energy, whether or not segregated, also relates to MidAmerican Funding. Information related to other subsidiaries of MidAmerican Funding pertains only to the discussion of the financial condition and results of operations of MidAmerican Funding. Where necessary, discussions have been segregated and labeled to allow the reader to identify information applicable only to MidAmerican Funding.

Executive Summary

The following significant events and changes, as discussed in more detail herein, highlight some factors that had, or will have, an effect on MidAmerican Energy’s and MidAmerican Funding’s operating results, liquidity and capital resources:

• In December 2004, MidAmerican Energy placed into service the second phase of its 517-megawatt (“MW”, expected accreditation) natural gas-fired, combined cycle generating plant;

• MidAmerican Energy is currently constructing a 790-MW (expected accreditation) super-critical-temperature, coal-fired generation project and a 310-MW (nameplate rating) wind power project in Iowa and expects to invest approximately $1.1 billion in the projects through 2007. Through December 31, 2004, $350.4 million of the $1.1 billion had been invested. On October 4, 2004, the President signed into law legislation that extends the federal production tax credit to electricity produced by wind energy facilities placed in service prior to January 1, 2006. Accordingly, MidAmerican Energy initiated construction on its wind power project. In December 2004, approximately one half of the wind turbines were completed and placed in service. Completion of the remaining turbines is expected by the middle of 2005. On January 31, 2005, the Iowa Utilities Board (“IUB”) approved ratemaking principles related to expanding the wind power project. An additional 50 MW of capacity, based on the nameplate rating, is expected to be constructed in 2005.

• In September 2004, the Iowa legislature passed legislation adopting a federal tax provision into Iowa law that provides accelerated tax depreciation for certain assets acquired after May 5, 2003 and before January 1, 2005. Accordingly, as a result of Iowa regulatory rules for utility income taxes, MidAmerican Energy’s income tax expense for 2004 was reduced, but this lower cost was largely offset by increased revenue sharing included in depreciation expense;

• On October 1, 2004, MidAmerican Energy issued $350 million of 4.65% medium-term notes due October 1, 2014. The proceeds were used for general corporate purposes.

Following is a discussion of various factors that affected earnings for the periods presented on the Consolidated Statement of Operations. Explanations include management’s best estimate of the impact of weather, customer growth and other factors.

Results of Operations for the Years Ended December 31, 2004 and 2003

Earnings Overview

MidAmerican Energy -

MidAmerican Energy’s earnings on common stock improved $22.0 million to $209.2 million for 2004 compared to $187.2 million for 2003. Operating income decreased $14.4 million due primarily to increases in other operating and maintenance expenses. These increases were partially offset by increased margins and a decrease in a regulatory charge related to the Iowa revenue sharing arrangement. Refer to “Rate Matters” later in MD&A for further discussion of the revenue sharing arrangement. The decrease in operating income was more than offset by an increase in other income related to MidAmerican Energy’s construction projects and a reduction in income taxes due to a change in Iowa’s income tax laws and the settlement of an income tax audit issue with the Internal Revenue Service.

MidAmerican Funding -

MidAmerican Funding’s net income for 2004 increased $22.1 million to $179.3 million for 2004 compared to $157.2 million for 2003.

Regulated Electric Gross Margin

	2004	2003
Gross margin (in millions):
Operating revenues	$1,421.7	$1,398.0
Less cost of fuel, energy and capacity	400.0	397.7
Electric gross margin	$1,021.7	$1,000.3

Sales (GWh):
Residential	5,321	5,303
Small general service	3,944	3,845
Large general service	7,243	6,951
Wholesale	9,260	9,963
Other	1,357	1,323
Total	27,125	27,385

Electric gross margin for 2004 increased $21.4 million compared to 2003 due to a $16.5 million increase in net margin on MidAmerican Energy’s sales and purchases of electric capacity and a $9.2 million increase in electric wholesale gross margin. Additionally, revenues from transmission services increased $3.2 million compared to 2003. An increase in electric retail sales volumes improved electric retail gross margin but was more than offset by a decrease due to higher fuel costs for those sales. Accordingly, in total, electric retail gross margin decreased $7.3 million compared to 2003.

Sales of energy to other utilities, municipalities and marketers inside and outside of MidAmerican Energy's delivery system are classified as wholesale. The increase in gross margin on electric wholesale energy sales compared to 2003 was due to improved margins per unit sold, which increased electric wholesale gross margin by $16.9 million, offset partially by a $7.7 million decrease from reduced sales volumes.

In total, electric retail sales volumes increased 2.5% for 2004 compared to 2003. Electricity usage factors not dependent on weather, such as changes in individual customer usage patterns, increased electric margin by $18.3 million compared to 2003. A 1.2% increase in the average number of retail customers improved electric gross margin by $17.0 million. The effect of temperature conditions, principally during the third quarter of 2004, resulted in a $23.8 million decrease in electric retail gross margin. Additionally, electric revenues from the recovery of energy efficiency program costs increased $3.0 million compared to 2003. Changes in these revenues are substantially matched with corresponding changes in other operating expenses.

Higher fuel costs related to Iowa retail electric sales decreased electric retail gross margin by $21.5 million compared to 2003. A majority of the increase in fuel costs was for purchases of higher priced power to replace energy from plants taken out of service in 2004 for preventive maintenance. Additionally, fuel costs in 2003 were reduced by the recognition of $10.9 million of cost recovery for MidAmerican Energy’s coal purchase contract with Enron Corp. (“Enron”) following resolution of related Enron bankruptcy proceedings. That reduction in 2003 fuel costs was partially offset by $5.1 million of expense recognized in 2003 related to the write-off of the remaining value of failed nuclear fuel assemblies at Quad Cities Station.

Regulated Gas Gross Margin

	2004	2003
Gross margin (in millions):
Operating revenues	$1,010.9	$947.4
Less cost of gas sold	790.0	720.6
Gas gross margin	$220.9	$226.8

Sales (000’s Dths):
Residential	49,170	53,120
Small general service	24,146	25,296
Large general service	2,680	2,324
Wholesale	46,630	39,329
Other	246	285
Total	122,872	120,354

Gas gross margin for 2004 decreased $5.9 million compared to 2003.

Regulated gas revenues include purchased gas adjustment clauses through which MidAmerican Energy is allowed to recover the cost of gas sold from its retail gas utility customers. Consequently, fluctuations in the cost of gas sold do not affect gross margin or net income because revenues reflect comparable fluctuations through the purchased gas adjustment clauses. MidAmerican Energy’s average per-unit cost of gas increased 7.4% compared to 2003 resulting in a $54.3 million increase in cost of gas sold. The remainder of the increase in cost of gas sold was due to an increase in sales volumes related to wholesale customers.

The following table summarizes the variance in gas operating revenues, including the impact of the fluctuation in the cost of gas sold. The variances in gas operating revenues other than the fluctuation in cost of gas sold have the same impact on gross margin.

2004 vs. 2003
(In millions)
Change in cost of gas sold:
Price	$54.3
Sales volumes	15.1
Total	69.4
Weather	(5.4)
Weather derivative	2.1
Energy efficiency cost recovery	0.5
Customer growth	4.3
Other usage factors	(6.3)
Other	(1.1)
Total revenue variance	$63.5

The decrease in gas gross margin due to weather was the result of milder temperature conditions in 2004 compared to 2003. The weather decrease was partially offset by a 2003 weather derivative loss that did not recur in 2004. MidAmerican Energy's average number of gas retail customers increased 1.3% compared to 2003. Other usage factors includes items such as changes in individual customer usage patterns and reaction to prices. Total natural gas retail sales volumes decreased 5.9%.

Regulated Operating Expenses

Regulated other operating expenses for 2004 increased $18.6 million compared to 2003. Electric transmission and distribution operating expenses increased $9.2 million due in part to payments to other utilities for the transmission of energy, the write-off of computer software deemed unusable, and increased storm damage repair costs. Quad Cities Station and fossil fuel generation operating expenses increased $8.2 million. Costs of energy efficiency programs increased $3.3 million compared to 2003 and were offset by a comparable increase in cost recovery in revenues. Training costs increased $2.8 million in part due to continued emphasis on safety training. Decreases of $3.4 million and $3.3 million, respectively, in deferred compensation expenses and other postretirement costs partially offset these increases.

Maintenance expenses increased $23.7 million compared to 2003 due principally to an $18.3 million increase in fossil fuel generation maintenance, substantially for preventive maintenance. Additionally, distribution maintenance costs increased $4.5 million.

Depreciation and amortization expense decreased $14.7 million compared to 2003 due primarily to a $9.8 million decrease related to revenue sharing arrangements in Illinois and Iowa. Additionally, utility plant depreciation and amortization decreased in part due to software assets that were fully depreciated in 2003.

Nonregulated Gross Margin

	2004	2003
	(In millions)
MidAmerican Energy -
Nonregulated operating revenues	$263.7	$250.4
Less nonregulated cost of sales	230.6	215.7
Nonregulated gross margin	$33.1	$34.7

MidAmerican Funding Consolidated -
Nonregulated operating revenues	$269.1	$254.8
Less nonregulated cost of sales	232.0	216.2
Nonregulated gross margin	$37.1	$38.6

MidAmerican Energy’s nonregulated gross margin for 2004 decreased $1.6 million compared to 2003. The following table presents the margins related to various nonregulated activities (in millions):

	2004	2003

Nonregulated retail electric	$13.5	$13.2
Nonregulated retail gas	3.9	4.9
Income sharing arrangements under regulated gas tariffs	3.7	5.0
Incentive gas supply procurement program award	2.4	3.8
Wholesale gas and electric	6.7	4.7
Other	2.9	3.1
	$33.1	$34.7

MidAmerican Energy’s nonregulated retail electric marketing services provide electric supply services to retail customers in Illinois, Ohio and, beginning in September 2004, Michigan. The improvement in the related gross margin was due to a 38.3% increase in sales volumes. The increase from sales volumes was mostly offset by a reduction in the margin per unit sold in 2004 compared to 2003. Nonregulated electric retail revenues increased $24.3 million to $93.8 million for 2004, while the related cost of sales increased $24.0 million to $80.3 million.

MidAmerican Energy’s nonregulated retail gas marketing services operate in Iowa, Illinois, Ohio and South Dakota. MidAmerican Energy purchases gas from producers and third party marketers and sells it directly to large commercial end-users. In addition, MidAmerican Energy manages gas supplies for a number of smaller commercial end-users, which includes the sale of gas to these customers to meet their supply requirements. The decrease in gross margin from these operations was due to a 10.5% decrease in the margin per unit sold and a 10.6% decrease in sales volumes compared to 2003. Nonregulated retail gas revenues decreased $10.1 million to $152.3 million due to the decrease in sales volumes, offset partially by an increase in the average price per unit sold, which reflects a 5.4% increase in the average cost of gas. Related nonregulated cost of gas decreased $9.1 million to $148.4 million for 2004.

Nonregulated operations also include earnings from sharing arrangements under applicable state regulations and tariffs filed with the Iowa Utilities Board (“IUB”) and the South Dakota Public Utilities Commission (“SDPUC”) for MidAmerican Energy’s regulated natural gas operations. Under these arrangements, MidAmerican Energy is allowed to keep a portion of the benefits of gas sales for resale and capacity release transactions. MidAmerican Energy also has an Incentive Gas Supply Procurement Program (“IGSPP”) in Iowa and a similar program in South Dakota, under which it can receive awards for successful performance of gas supply procurement. Under the IGSPP, if MidAmerican Energy's cost of gas varies from an established reference price range, then the savings or cost is shared between customers and shareholders. The IGSPP extends through October 31, 2006, and the South Dakota program extends through October 31, 2005.

Other Income and Expense

MidAmerican Energy -

As a regulated public utility, MidAmerican Energy is allowed to capitalize, and record as income, a cost of construction for equity funds used, based on guidelines set forth by the Federal Energy Regulatory Commission (“FERC”). Other income for the capitalized allowance on equity funds used during construction totaled $18.9 million in 2004 and $11.4 million in 2003. MidAmerican Energy expects to continue to record significant income for the allowance on equity funds used during construction through 2007 while the announced generating plants are constructed.

MidAmerican Funding -

During 2004, MidAmerican Funding received distributions totaling $2.5 million from several of its investments in energy projects and venture capital funds.

Other income for 2003 includes $1.8 million of income from equity method investments and $3.1 million of income related to the settlement of a lawsuit.

Other expense for MidAmerican Funding in 2004 includes losses totaling $1.7 million for write-downs related to two aircraft leases accounted for as leveraged leases. Other expense for MidAmerican Funding in 2003 includes losses of $4.3 million for the write-down of an impaired energy project and $2.1 million for the write-off of a receivable from a venture capital investment.

Fixed Charges and Preferred Dividends

MidAmerican Energy -

Other interest expense increased due to interest on the Iowa revenue sharing regulatory liability. MidAmerican Energy is allowed to capitalize, and record as a reduction to fixed charges, a cost of construction for debt funds used, based on guidelines set forth by the FERC. The increase in allowance for borrowed funds is the result of MidAmerican Energy’s increased construction expenditures. MidAmerican Energy expects to continue to record significant allowance for borrowed funds used during construction through 2007 while the announced generating plants are constructed. Dividends for MidAmerican Energy’s preferred securities, which are reflected after Net Income on MidAmerican Energy’s Consolidated Statements of Operations, decreased due to preferred securities reacquired in January 2004.

Income Taxes

In September 2004, the Iowa legislature passed legislation adopting a federal tax provision into Iowa law that provides accelerated tax depreciation for certain assets acquired after May 5, 2003 and before January 1, 2005. Accordingly, as a result of Iowa regulatory rules for utility income taxes, MidAmerican Energy’s income taxes for 2004 were reduced by approximately $15.7 million, including the retroactive adjustment for 2003.

Also during 2004, MidAmerican Energy settled an income tax audit with the Internal Revenue Service. Accordingly, MidAmerican Energy recorded as income a tax liability previously established for the settled issue, resulting in an $8.5 million reduction to MidAmerican Energy’s income tax expense for 2004.

A significant portion of the tax liability was originally established in 1999 when MidAmerican Energy's parent company, MHC Inc., was acquired by MidAmerican Funding. This change in estimate of an income tax uncertainty that resulted from a purchase business combination was accounted for as an adjustment to the remaining balance of goodwill attributable to the acquisition. Accordingly, in 2004, MidAmerican Funding decreased goodwill and increased income tax expense by $4.7 million to reflect the settlement of that portion of the income tax liability recognized at the time of the acquisition of MHC.

Results of Operations for the Years Ended December 31, 2003 and 2002

Earnings Overview

MidAmerican Energy -

MidAmerican Energy’s earnings on common stock improved $14.3 million to $187.2 million for 2003 compared to $172.9 million for 2002. Significant factors contributing to the improvement in earnings were: 1) a reduction in costs related to Cooper Nuclear Station due to a restructuring of the power purchase contract in August 2002, 2) an increase in the number of electric and gas retail customers, 3) an increase in retail gas rates, and 4) a decrease in Iowa electric retail costs due to the recognition of cost recovery related to a coal purchase contract with Enron. The impact of these factors was partially offset by increases in other expenses.

MidAmerican Funding -

MidAmerican Funding’s net income for 2003 totaled $157.2 million compared to $136.7 million for 2002. In addition to the factors discussed above for MidAmerican Energy, net income for 2003 includes $4.0 million of after-tax loss for write-downs of impaired investments. Net income for 2002 reflects $4.9 million of after-tax income related to a gain and interest income from the sale of an investment in a communications company, $17.1 million after-tax loss for impairments of investments and $4.0 million of additional income taxes.

Regulated Electric Gross Margin

	2003	2002
Gross margin (in millions):
Operating revenues	$1,398.0	$1,353.4
Less cost of fuel, energy and capacity	397.7	346.7
Electric gross margin	$1,000.3	$1,006.7

Sales (GWh):
Residential	5,303	5,406
Small general service	3,845	3,892
Large general service	6,951	6,714
Wholesale	9,963	10,049
Other	1,323	1,309
Total	27,385	27,370

Electric gross margin for 2003 decreased $6.4 million compared to 2002.

The most significant factor influencing the comparison of electric margin for 2003 and 2002 was a change in the classification of costs for energy purchased under the Cooper Nuclear Station contract due to MidAmerican Energy and the Nebraska Public Power District ("NPPD") restructuring their contract, effective August 1, 2002. That contract expired on December 31, 2004. The restructuring affected both the classification of related costs on MidAmerican Energy’s statement of operations and the total cost to MidAmerican Energy.

Prior to the restructuring, MidAmerican Energy paid for its share of Cooper Nuclear Station (“Cooper”) costs based on 50% of the fixed and operating costs of Cooper, excluding depreciation but including debt service and in exchange received 50% of the actual electrical output of the facility. During that time, only MidAmerican Energy’s share of nuclear fuel cost was classified as a cost of fuel, energy and capacity, thus impacting electric margin. Other costs under the contract were classified as other operating expenses.

Under the terms of the restructured contract, MidAmerican Energy pays for contracted amounts of capacity and energy at fixed prices specified in the contract and therefore, there is no distinction between fuel costs and any other actual costs of operating Cooper. Accordingly, all costs incurred under the restructured contract are included in MidAmerican Energy’s cost of fuel, energy and capacity, consistent with the cost of power purchased from other entities.

In aggregate, MidAmerican Energy’s costs for the Cooper contract declined $46.7 million for 2003 compared to 2002, which is reflected as an increase in cost of fuel, energy and capacity of $10.8 million and a decrease in other operating expenses of $57.5 million. The $46.7 million aggregate decrease was due to cost savings resulting from the restructuring of the contract. The savings resulted from the restructured contract costs being less than 50% of NPPD’s historical fixed and operating costs of Cooper that MidAmerican Energy was required to pay under the original contract, $7.7 million of amortization related to a cash payment from NPPD in August 2002 and $3.6 million of amortization related to decommissioning expense recognized from December 2000 through July 2002. The cash payment and the previously recognized decommissioning expense are being recognized into income based on the estimated energy expected to be received for the remainder of the contract, which expires December 31, 2004. Refer to Notes (1)(h) of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional discussion of the Cooper contract and related costs.

Restructuring the contract has enhanced MidAmerican Energy’s ability to economically purchase energy. The restructured contract provides 1) certainty of price paid for capacity and energy, 2) market-competitive prices, and 3) certainty of supply because NPPD must provide the contracted energy even if Cooper is not available. Under the original contract, MidAmerican Energy was subject to the fluctuating costs and plant outages of Cooper.

Following is a discussion of various factors other than the Cooper contract that affected gross margin. Margin variation explanations are management's best estimate of the impact of weather, customer growth and other factors based on historical consumption patterns.

The effect of temperature conditions during 2003 compared to 2002 resulted in approximately a $7.4 million decrease in electric margin. Electricity usage factors not dependent on weather, such as changes in individual customer usage patterns, decreased electric margin by $11.5 million compared to 2002. A 1.1% increase in the average number of retail customers improved electric gross margin by $14.3 million compared to 2002.

Lower fuel costs for Iowa retail electric sales, excluding the impact of restructuring the Cooper contract, increased electric margin by $6.3 million relative to 2002. The decrease in fuel costs for Iowa electric retail sales includes the Iowa portion of $10.9 million of cost recovery recognized in the second quarter of 2003 related to MidAmerican Energy’s coal purchase contract with Enron. In November 2001, MidAmerican Energy received collateral from Enron for costs to MidAmerican Energy related to the coal purchase contract as a result of a downgrade in Enron’s credit ratings in 2001. MidAmerican Energy recognized the value of the collateral in June 2003 after resolution of related bankruptcy proceedings. The decrease in fuel costs due to the coal purchase contract with Enron was partially offset by the Iowa portion of $5.1 million of expense related to the write-off of the remaining value of failed nuclear fuel assemblies at Quad Cities Station.

MidAmerican Energy sells and purchases electric capacity. The net margin from those sales and purchases decreased $2.7 million compared to 2002. Revenues from transmission services increased $5.2 million compared to 2002.

Regulated Gas Gross Margin

	2003	2002
Gross margin (in millions):
Operating revenues	$947.4	$695.8
Less cost of fuel, energy and capacity	720.6	482.8
Gas gross margin	$226.8	$213.0

Sales (000’s Dths):
Residential	53,120	50,836
Small general service	25,296	25,675
Large general service	2,324	2,003
Wholesale	39,329	50,214
Other	285	186
Total	120,354	128,914

Gas gross margin for 2003 increased $13.8 million compared to 2002.

Regulated gas revenues include purchased gas adjustment clauses through which MidAmerican Energy is allowed to recover the cost of gas sold from its retail gas utility customers. Consequently, fluctuations in the cost of gas sold do not affect gross margin or net income because revenues reflect comparable fluctuations through the purchased gas adjustment clauses. A 59.9% increase in the average per-unit cost of gas compared to 2002 increased revenues and cost of gas sold for 2003 by $269.9 million. That increase in cost of gas sold was partially offset by the effect of a decrease in sales volumes related to wholesale customers.

The following table summarizes the variance in gas operating revenues, including the impact of the fluctuation in the cost of gas sold. The variances in gas operating revenues other than the fluctuation in cost of gas sold have the same impact on gross margin.

2003 vs. 2002
(In millions)
Change in cost of gas sold:
Price	$269.9
Sales volumes	(32.1)
Total	237.8
Increases in retail rates	12.3
Weather	4.0
Weather derivative	(2.5)
Transported gas	3.0
Customer growth	2.7
Other usage factors	(7.3)
Other	1.6
Total revenue variance	$251.6

The increases in MidAmerican Energy’s natural gas retail rates largely took effect subsequent to the second quarter of 2002. On February 20, 2002, the SDPUC approved a settlement agreement allowing increased natural gas rates of $3.1 million annually, effective immediately. On June 12, 2002, the IUB issued an order granting an interim rate increase of approximately $13.8 million annually, effective immediately. On November 8, 2002, the IUB approved a proposed settlement agreement previously filed by MidAmerican Energy and the Iowa Office of Consumer Advocate that provides for a final increase of $17.7 million annually for MidAmerican Energy’s Iowa retail natural gas customers. On September 11, 2002, MidAmerican Energy received a final order from the Illinois Commerce Commission to increase its Illinois natural gas rates by $2.2 million annually. Refer to the “Utility Regulatory Matters” section of MD&A for comments on the Iowa gas rate settlement.

Total natural gas retail sales volumes increased 3.0%. The increase in gas gross margin due to weather was the result of colder temperature conditions in the first quarter of 2003 compared to the same quarter in 2002, offset partially by milder temperature conditions in much of the remainder of 2003. Other gas usage factors, such as changes in individual customer usage patterns and reaction to prices, decreased gas margin. MidAmerican Energy’s average number of gas retail customers increased 1.0% compared to 2002.

MidAmerican Energy has entered, and may enter, into degree day swaps to offset a portion of the financial impact of variations in weather conditions on its delivery margins for the winter heating season. The net loss on such weather derivative financial instruments partially offset the increased delivery margins due to colder temperature conditions.

The transported gas increase relates to revenue from natural gas transported through MidAmerican Energy’s distribution system to a number of end-use customers who have independently purchased their supply from third parties.

Regulated Operating Expenses

Regulated other operating expenses for 2003 decreased $34.3 million compared to 2002. As discussed in the "Regulated Electric Gross Margin" section above, effective August 1, 2002, MidAmerican Energy and NPPD restructured their contract for Cooper. Prior to the restructuring, all costs incurred under the contract, other than the cost of fuel to generate the energy purchased by MidAmerican Energy, were classified as other operating expenses. Following the restructuring, substantially all costs incurred by MidAmerican Energy under the contract were classified as a cost of fuel, energy and capacity. Accordingly, as a result of that change, MidAmerican Energy’s other operating expenses decreased $57.5 million in 2003 compared to 2002.

The decrease in other operating expenses due to Cooper costs was partially offset by increases totaling $15.0 million related to employee costs for deferred compensation, health care costs, and pension and other postretirement costs; and by a $4.7 million increase in electric distribution costs; and a $3.2 million increase in safety costs.

Maintenance expenses increased $17.9 million compared to 2002 due principally to a $12.4 million increase in fossil fuel generation maintenance costs due generally to the timing of maintenance. Additionally, maintenance costs at Quad Cities Station increased $2.5 million and general plant maintenance costs increased $2.6 million.

Depreciation and amortization expense increased $12.7 million compared to 2002. Utility plant depreciation increased $4.9 million due primarily to an April 2002 change in the estimated useful life of general utility plant assets. The change in estimated useful lives from eleven years to eight years increased 2003 depreciation expense by approximately $3.4 million compared to 2002. Amortization related to an Illinois revenue sharing arrangement accounted for $4.5 million of the increase in depreciation and amortization expense. Additionally, amortization for 2002 includes a $2.2 million gain related to the restructuring of the Cooper Nuclear Station contract in 2002. Refer to the “Utility Regulatory Matters” section for an explanation of the revenue sharing arrangements.

Property and other taxes increased $4.1 million due primarily to an increase in property taxes as a result of higher levels of electricity generated and delivered during the measurement period. Iowa law provides for property taxes for electric and gas utilities to be based predominantly on energy consumption.

Nonregulated Gross Margin

	2003	2002
	(In millions)
MidAmerican Energy -
Nonregulated operating revenues	$250.4	$186.9
Less nonregulated cost of sales	215.7	158.5
Nonregulated gross margin	$34.7	$28.4

MidAmerican Funding Consolidated -
Nonregulated operating revenues	$254.8	$191.6
Less nonregulated cost of sales	216.2	159.4
Nonregulated gross margin	$38.6	$32.2

MidAmerican Energy -

MidAmerican Energy’s nonregulated gross margin for 2003 increased $6.3 million compared to 2002. The following table presents the margins related to various nonregulated activities (in millions):

	2003	2002

Nonregulated retail electric	$13.2	$11.4
Nonregulated retail gas	4.9	2.7
Income sharing arrangements under regulated gas tariffs	5.0	3.1
Incentive gas supply procurement program award	3.8	3.4
Wholesale gas and electric	4.7	3.3
Other	3.1	4.5
	$34.7	$28.4

MidAmerican Energy’s nonregulated retail electric marketing services provided electric supply services to retail customers in Illinois and, beginning in September 2002, Ohio. The improvement in gross margin was due primarily to a 43.9% increase in sales volumes. Nonregulated electric retail revenues increased $6.4 million to $69.5 million for 2003, while the related cost of sales increased $4.6 million to $56.3 million.

MidAmerican Energy’s nonregulated retail gas marketing services operate in Iowa, Illinois, Ohio and South Dakota. MidAmerican Energy purchases gas from producers and third party marketers and sells it directly to large commercial end-users. In addition, MidAmerican Energy manages gas supplies for a number of smaller commercial end-users, which includes the sale of gas to these customers to meet their supply requirements. The improvement in gross margin from these operations was due almost entirely to a 75.0% increase in the margin per unit sold. Additionally, sales volumes increased 4.6% compared to 2002. Nonregulated retail gas revenues increased $55.5 million to $162.4 million due principally to an increase in the average price per unit sold, which reflects a 44.4% increase in the average cost of gas. Related nonregulated cost of gas increased $53.3 million to $157.5 million for 2003.

Nonregulated operations also include earnings from sharing arrangements under applicable state regulations and tariffs filed with the IUB and the SDPUC for MidAmerican Energy’s regulated natural gas operations. Under these arrangements, MidAmerican Energy is allowed to keep a portion of the benefits of gas sales for resale and capacity release transactions. MidAmerican Energy also has an Incentive Gas Supply Procurement Program (“IGSPP”) in Iowa and a similar program in South Dakota, under which it can receive awards for successful performance of gas supply procurement. Under the IGSPP, if MidAmerican Energy's cost of gas varies from an established reference price range, then the savings or cost is shared between customers and shareholders.

Interest and Dividend Income

MidAmerican Energy -

Interest and dividend income decreased $3.9 million for 2003 compared to 2002 due to a reduction in interest income on a note receivable associated with MidAmerican Energy’s accounts receivable sold. The related agreement terminated on October 29, 2002.

MidAmerican Funding -

Interest income related to notes receivable with MidAmerican Funding’s parent company decreased $4.7 million compared to 2002. The related note receivable balances were zero throughout 2003. Additionally, 2002 includes $5.0 million from the settlement of an investment in a communications company.

Marketable Securities Gains and Losses, Net

MidAmerican Funding -

Net losses on marketable securities decreased compared to 2002 due primarily to $4.4 million of losses recorded in 2002 related to other-than-temporary declines in MidAmerican Funding’s available-for-sale common stock investments.

Other Income and Expense

MidAmerican Energy -

As a regulated public utility, MidAmerican Energy is allowed to capitalize, and record as income, a cost of construction for equity funds used, based on guidelines set forth by the FERC. Accordingly, other income for the capitalized allowance on equity funds used during construction totaled $11.4 million in 2003 and $8.6 million in 2002. MidAmerican Energy expects to continue to record significant income for the allowance on equity funds used during construction through 2007 while the announced generating plants are constructed.

Other income also includes net earnings related to the cash surrender value of corporate-owned life insurance policies. Such income totaled $6.3 million and $1.3 million for 2003 and 2002, respectively. The increase was due to general improvement in the stock market.

Other income for 2002 includes $1.3 million of income from a fee charged to MidAmerican Energy Funding Corporation for servicing MidAmerican Energy’s accounts receivable sold to them. Likewise, other expense for 2002 includes a discount on sold accounts receivable. The discount was designed to cover the expenses of MidAmerican Energy Funding Corporation, including bad debt expense, subservicer fees, monthly administrative costs and interest. The discount was recorded in other expense because it is not reflected in utility cost of service for regulatory purposes. The discount totaled $6.4 million for 2002. The related arrangement terminated October 29, 2002.

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

Fixed Charges and Preferred Dividends

MidAmerican Energy -

Preferred dividends of MidAmerican Energy’s subsidiary trust decreased due to the reacquisition of all of the related preferred securities on March 11, 2002. Dividends for MidAmerican Energy’s preferred securities, which are reflected after Net Income on MidAmerican Energy’s Consolidated Statements of Operations, decreased due to preferred securities reacquired in May 2002. Preferred dividends for 2002 reflect a $0.7 million loss on reacquisition of preferred securities.

Liquidity and Capital Resources

MidAmerican Energy and MidAmerican Funding have available a variety of sources of liquidity and capital resources, both internal and external. These resources provide funds required for current operations, construction expenditures, dividends, debt retirement and other capital requirements.

As reflected on the Consolidated Statements of Cash Flows, MidAmerican Energy’s net cash provided by operating activities was $523.5 million, $441.3 million and $352.8 million for 2004, 2003 and 2002, respectively. MidAmerican Funding’s net cash provided by operating activities was $493.6 million, $416.7 million and $365.6 million for 2004, 2003 and 2002, respectively.

Utility Construction Expenditures

MidAmerican Energy’s primary need for capital is utility construction expenditures. For 2004, utility construction expenditures totaled $739.9 million, including allowance for funds used during construction and Quad Cities Station nuclear fuel purchases. Utility construction expenditures include non-cash and accrued amounts, the most significant of which for 2004 is $78.2 million for MidAmerican Energy’s share of deferred payments related to the Council Bluffs Energy Center Unit 4 generation project discussed below. Under a contract with the general contractor on that project, MidAmerican Energy is allowed to defer payments, including the other owners’ shares, for up to $200 million of billed construction costs through the end of the project. Another non-cash expenditure included in utility construction expenditures relates to a computed cost of equity funds. As a regulated public utility, MidAmerican Energy is allowed to capitalize, and record as income, a cost of construction for equity funds used, based on guidelines set forth by the FERC.

Forecasted utility construction expenditures, including allowance for funds used during construction and completion of the wind power project discussed below, are $845 million for 2005. Capital expenditure needs are reviewed regularly by management and may change significantly as a result of such reviews. MidAmerican Energy expects to meet these capital expenditures with cash flows from operations and the issuance of long-term debt.

MidAmerican Energy anticipates a continuing increase in demand for electricity from its regulated customers. To meet anticipated demand and ensure adequate electric generation in its service territory, MidAmerican Energy recently completed its combined cycle combustion turbine project and is currently constructing a 790-MW (expected accreditation) super-critical-temperature, coal-fired Council Bluffs Energy Center Unit No. 4 (“CBEC Unit 4”) and a 310-MW (nameplate rating) wind power project in Iowa. A 50-MW (nameplate rating) expansion of the wind power project is also expected to be constructed in 2005. The projects will provide service to regulated retail electricity customers. MidAmerican Energy has obtained regulatory approval to include the Iowa portion of the actual costs of the generation projects in its Iowa rate base as long as actual costs do not exceed the agreed caps that MidAmerican Energy has deemed to be reasonable. If the caps are exceeded, MidAmerican Energy has the right to demonstrate the prudence of the expenditures above the caps, subject to regulatory review. Wholesale sales may also be made from the projects to the extent the power is not immediately needed for regulated retail service. MidAmerican Energy expects to invest approximately $1.1 billion in the CBEC Unit 4 and wind generation projects currently under construction, of which $350.4 million has been invested through December 31, 2004.

MidAmerican Energy recently completed work on its Greater Des Moines Energy Center, a natural gas-fired, combined cycle plant located near Pleasant Hill, Iowa. Construction of the plant was completed in two phases. Commercial operation of the simple cycle mode began on May 5, 2003, and continued through most of 2004, providing 327 MW of accredited capacity in the summer of 2004. Commercial operation of the combined cycle mode began on December 16, 2004. The additional accredited capacity from the completion of the second phase is expected to be 190 MW. MidAmerican Energy expects the total cost of the Greater Des Moines Energy Center to be under the $357 million cost cap established by the IUB.

MidAmerican Energy is currently constructing the CBEC Unit 4, a 790-MW (based on expected accreditation) super-critical-temperature, low-sulfur coal-fired plant. MidAmerican Energy will operate the plant and hold an undivided ownership interest as a tenant in common with the other owners of the plant. MidAmerican Energy's ownership interest is 60.67%, equating to 479 MW of output. MidAmerican Energy expects its share of the estimated cost of the project, including transmission facilities, to be approximately $737 million, excluding allowance for funds used during construction. Municipal, cooperative and public power utilities will own the remainder, which is a typical ownership arrangement for large base-load plants in Iowa. On February 12, 2003, MidAmerican Energy executed a contract with Mitsui & Co. Energy Development, Inc. (“Mitsui”) for engineering, procurement and construction of the plant. On September 9, 2003, MidAmerican Energy began construction of the plant, which it expects to be completed in the summer of 2007. On December 29, 2004, MidAmerican Energy received an order from the IUB approving construction of the associated transmission facilities and is proceeding with construction.

The second electric generating project currently under construction consists of wind power facilities located at two sites in north central Iowa totaling 310 MW based on the nameplate rating. Generally speaking, accredited capacity ratings for wind power facilities are considerably less than the nameplate ratings due to the varying nature of wind. The current projected accredited capacity for these wind power facilities is approximately 53 MW. MidAmerican Energy will own and operate these facilities, which, including transmission facilities, are expected to cost approximately $323 million, excluding allowance for funds used during construction. As of December 31, 2004, wind turbines totaling 160.5 MW at one of the sites were completed and in service. Completion of the remaining turbines is expected by the middle of 2005. On January 31, 2005, the IUB approved ratemaking principles related to expanding the wind power project. An additional 50 MW of capacity, based on nameplate rating, is expected to be constructed at the sites in 2005 at an estimated cost of $63 million. Refer to the “Rate Matters” discussion below for more information regarding the rate aspects of the settlement.

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

Contractual Obligations and Commercial Commitments

MidAmerican Energy and MidAmerican Funding have various contractual obligations and commercial commitments. The following table summarizes as of December 31, 2004, the material cash obligations of MidAmerican Energy and MidAmerican Funding (in millions).

		Period Payments are Due

			2006-	2008-	After
Type of Obligation	Total	2005	2007	2009	2009
MidAmerican Energy:
Long-term debt, excluding unamortized debt premium and discount, net	$1,428.0	$91.0	$162.2	$0.4	$1,174.4
Operating leases (1)	28.2	7.5	12.1	6.1	2.5
Deferred costs on construction contract (2)	152.3	-	152.3	-	-
Coal, electricity and natural gas contract commitments (1)	668.7	173.0	255.2	122.2	118.3
Interest payments on long-term debt (3)	1,062.1	72.5	123.4	118.2	748.0
	3,339.3	344.0	705.2	246.9	2,043.2

MidAmerican Funding parent:
Long-term debt	700.0	-	-	175.0	525.0
Interest payments on long-term debt	689.2	47.1	94.2	88.7	459.2
	1,389.2	47.1	94.2	263.7	984.2
Total	$4,728.5	$391.1	$799.4	$510.6	$3,027.4

(1)
The operating leases and coal, energy and natural gas commitments are not reflected on the Consolidated Balance Sheets. Refer to Note (4)(e) in Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for a discussion of the nature of these commitments.

(2)
MidAmerican Energy is allowed to defer up to $200.0 million in payments to Mitsui under its contract to build the Council Bluffs Energy Center Unit 4. Refer to Note (4)(g) in Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for a discussion of this commitment.

(3)	Excludes interest payments on variable rate long-term debt.

MidAmerican Energy has other types of commitments that are subject to change and relate primarily to the items listed below. For additional information, refer, where applicable, to the respective referenced note in Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

•   Construction expenditures: Refer to the “Utility Construction Expenditures” section above.
•   Manufactured gas plant facilities (see Note (4)(a))
•   Nuclear decommissioning costs (see Note (4)(c))
•   Residual guarantees on operating leases (see Note (4)(f))

Debt Redemption and Issuance

MidAmerican Energy’s 7.7% series of mortgage bonds, totaling $55.6 million, matured on May 17, 2004. On October 1, 2004, MidAmerican Energy issued $350 million of 4.65% medium-term notes due October 1, 2014.

Debt Authorizations and Credit Facilities

MidAmerican Energy has authority from the FERC to issue through April 14, 2005, short-term debt in the form of commercial paper and bank notes aggregating $500.0 million. MidAmerican Energy currently has in place a $425.0 million revolving credit facility that supports its $304.6 million commercial paper program and its variable rate pollution control revenue obligations. The facility expires November 18, 2009.

MidAmerican Energy currently has the following authorizations to issue additional long-term securities. MidAmerican Energy has on file with the Securities and Exchange Commission registration statements providing for the issuance of $530.0 million in various forms of senior and subordinated long-term debt and preferred securities. MidAmerican Energy has authorization from the FERC to issue various forms of long-term debt in the amount of $880.0 million through November 30, 2005, and $425.0 million for December 1, 2005 through November 30, 2006. Under the FERC authorization, such funds would be used to refinance maturing debt and to finance a portion of the cost of the generation projects noted above. MidAmerican Energy has authority from the Illinois Commerce Commission (“ICC”) to issue up to $546.4 million of long-term debt for refinancing purposes and capital expenditures.

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

In conjunction with its wholesale marketing and trading activities, MidAmerican Energy must meet credit quality standards as required by counterparties. MidAmerican Energy has energy trading agreements that, in accordance with industry practice, either specifically require it to maintain investment grade credit ratings or provide the right for counterparties to demand “adequate assurances” in the event of a material adverse change in MidAmerican Energy’s creditworthiness. If one or more of MidAmerican Energy’s credit ratings decline below investment grade, MidAmerican Energy may be required to post cash collateral, letters of credit or other similar credit support to facilitate ongoing wholesale marketing and trading activities. As of December 31, 2004, MidAmerican Energy’s estimated potential collateral requirements totaled approximately $151 million. MidAmerican Energy’s collateral requirements could fluctuate considerably due to seasonality, market price volatility, and a loss of key MidAmerican Energy generating facilities or other related factors.

Utility Regulatory Matters

Rate Matters

Under three settlement agreements between MidAmerican Energy, the Iowa Office of Consumer Advocate (“OCA”) and other intervenors approved by the IUB, MidAmerican Energy has agreed not to seek a general increase in electric rates prior to 2012 unless its Iowa jurisdictional electric return on equity for any year falls below 10%. Prior to filing for a general increase in electric rates, MidAmerican Energy is required to conduct 30 days of good faith negotiations with the signatories to the settlement agreements to attempt to avoid a general increase in such rates. As a party to the settlement agreements, the OCA has agreed not to request or support any decrease in MidAmerican Energy’s Iowa electric rates prior to January 1, 2012. The settlement agreements specifically allow the IUB to approve or order electric rate design or cost of service rate changes that could result in changes to rates for specific customers as long as such changes do not result in an overall increase in revenues for MidAmerican Energy. The settlement agreements also each provide that portions of revenues associated with Iowa retail electric returns on equity within specified ranges will be recorded as a regulatory liability.

Under the first settlement agreement, which was approved by the IUB on December 21, 2001, and is effective through December 31, 2005, an amount equal to 50% of revenues associated with returns on equity between 12% and 14%, and 83.33% of revenues associated with returns on equity above 14%, in each year is recorded as a regulatory liability. The second settlement agreement, which was filed in conjunction with MidAmerican Energy’s application for ratemaking principles on its wind power project and was approved by the IUB on October 17, 2003, provides that during the period January 1, 2006 through December 31, 2010, an amount equal to 40% of revenues associated with returns on equity between 11.75% and 13%, 50% of revenues associated with returns on equity between 13% and 14%, and 83.3% of revenues associated with returns on equity above 14%, in each year will be recorded as a regulatory liability.

The third settlement agreement was approved by the IUB on January 31, 2005, in conjunction with MidAmerican Energy’s proposed expansion of its wind power project by up to 90 MW. This settlement extended through 2011 MidAmerican Energy’s commitment not to seek a general increase in electric rates unless its Iowa jurisdictional electric return on equity falls below 10%. It also extended the revenue sharing mechanism through 2011. In addition, the Iowa Office of Consumer Advocate agreed to commit not to seek any decrease in Iowa electric base rates to become effective before January 1, 2012. The total capacity added as the result of the wind expansion project is currently projected to be 50 MW.

The regulatory liabilities created by the three settlement agreements are recorded as a regulatory charge in depreciation and amortization expense when the liability is accrued. Additionally, interest expense is accrued on the portion of the regulatory liability balance recorded in prior years. The regulatory liabilities created for the years through 2010 are expected to be reduced as they are credited against plant in service in amounts equal to the allowance for funds used during construction associated with generating plant additions. As a result of the credit applied to generating plant balances from the reduction of the regulatory liabilities, future depreciation will be reduced. As of December 31, 2004 and 2003, the related regulatory liability reflected on the Consolidated Balance Sheets was $181.2 million and $144.4 million, respectively. The regulatory liability for 2011 will be credited to customer bills in 2012.

In an order issued September 27, 2004, the IUB requires MidAmerican Energy to file various plans to fully equalize and consolidate its class zonal electric rates by the end of each of the years 2007 through 2010. On October 18, 2004, MidAmerican Energy filed a motion for reconsideration opposing full rate equalization and proposing a series of rate reductions. The resulting decreases in revenues from some of the reductions would be offset by costs decreasing pursuant to the expiration of certain contracts. However, MidAmerican Energy is seeking to reduce rates for some residential customers by approximately $4.0 million in 2008 and $3.0 million in 2009 for a total annualized reduction of $7.0 million in addition to the reductions to be offset by cost decreases related to existing contracts. The $7.0 million reduction in revenues may begin to be offset by a rate increase for other residential customers starting in 2011.

Illinois bundled electric rates are frozen until 2007, subject to certain exceptions allowing for increases, at which time bundled rates may be increased or decreased by the ICC. Illinois law provides that, through 2006, Illinois earnings above a computed level of return on common equity are to be shared equally between regulated retail electric customers and MidAmerican Energy. MidAmerican Energy’s computed level of return on common equity is based on a rolling two-year average of the Monthly Treasury Long-Term Average Rate, as published by the Federal Reserve System, plus a premium of 8.5% for 2000 through 2004 and a premium of 12.5% for 2005 and 2006. The two-year average above which sharing must occur for 2004 is 13.57%. The law allows MidAmerican Energy to mitigate the sharing of earnings above the threshold return on common equity through accelerated recovery of electric assets.

On April 2, 2004, MidAmerican Energy made a filing with the SDPUC requesting an increase in rates for its retail natural gas customers. On August 26, 2004, the SDPUC approved a settlement stipulation between MidAmerican Energy and the SDPUC staff for an increase of $1.0 million annually, effective September 30, 2004.

The ICC staff has questioned the legality of MidAmerican Energy’s competitive sales of gas to retail customers within the State of Illinois. In its direct testimony in the purchase gas adjustment proceeding covering 2001, the ICC staff expressed its position that MidAmerican Energy must reduce gas costs recovered from Illinois regulated gas customers through the purchase gas adjustment by the gross margins earned from MidAmerican Energy’s Illinois nonregulated retail customers from 2001, or approximately $1.0 million. Gross margin is the difference between the revenue and the related cost of gas for MidAmerican Energy’s nonregulated sales of gas to retail customers in the entire State of Illinois. The ICC has not yet ruled in this 2001 case. If the ICC accepts the adjustment proposed by its staff and makes the same adjustment for the years 2002 - 2004, the total cumulative adjustment through November 30, 2004, including the adjustment for 2001, would be approximately $6.8 million.

In a related proceeding, the ICC issued a declaratory ruling on May 11, 2004, finding that MidAmerican Energy cannot lawfully sell competitive, or nonregulated, gas anywhere in Illinois. In that same decision, the ICC decided to open a separate proceeding to determine an appropriate remedy for such sales. That decision is now on appeal in the Illinois Appellate Court.

In November 2004, the Illinois legislature overrode the Governor’s veto of SB 2525. That law allows MidAmerican Energy to continue its competitive gas sales in Illinois subject to ICC regulation. The ICC still must resolve the historical issues in the on-going purchase gas adjustment and related proceedings.

Transmission Developments

The FERC has undertaken several measures to increase competition in the markets for wholesale electric energy, including efforts to foster the development of regional transmission organizations ("RTO") in its Order No. 2000 issued December 1999 and its July 2002 proposed rulemaking that would implement a standard market design ("SMD") for wholesale electric markets.

If implemented, the FERC’s July 2002 proposed rule for SMD would require sweeping changes to the use and expansion of the interstate transmission and wholesale bulk power systems in the United States. However, it is unclear when or even whether the FERC will issue a final rule and what form the final rule would ultimately take. In response to significant criticism of its proposed rule, the FERC subsequently indicated that it had changed its proposal and would adopt a flexible approach to SMD that would accommodate regional differences. Any final rule on SMD or similar FERC action could impact the costs of MidAmerican Energy’s electricity and transmission products. Such FERC action could directly or indirectly influence how transmission services are priced, the availability of transmission services, how transmission services are obtained, and market prices for electricity in markets in which MidAmerican Energy buys and sells electricity. Although MidAmerican Energy is not presently a member of an RTO, two RTO’s - Midwest Independent System Operator and PJM Interconnection - are directly interconnected with MidAmerican Energy’s transmission facilities. MidAmerican Energy cannot predict what impact, if any, the evolution of these RTO’s, or others, may have on how wholesale electricity is bought and sold, as well as the geographic scope of the wholesale marketplace in which MidAmerican Energy buys and sells electricity.

On June 3, 2004, the FERC’s Division of Operational Investigations of the Office of Market Oversight and Investigations informed MidAmerican Energy that it was commencing an audit to determine whether and how MidAmerican Energy and its subsidiaries and affiliates are complying with (1) requirements of the standards of conduct and open access same-time information system of the FERC’s regulations, (2) codes of conduct, and (3) transmission practices. The FERC has commenced several such audits of utilities in 2003 and 2004. The audit is on-going, and MidAmerican Energy expects it to be completed within the first half of 2005. MidAmerican Energy does not expect the outcome of this issue to have a material effect on its results of operations, financial position or cash flows.

On July 13, 2004, the FERC issued an order requiring MidAmerican Energy to conduct a study to determine whether MidAmerican Energy or its affiliates possess generation market power. MidAmerican Energy is being required to show the absence of generation market power in order to be allowed to continue to sell wholesale electric power at market-based rates. The FERC order is intended to have MidAmerican Energy conform to what has become the FERC’s general practice for utilities given authorization to make wholesale market-based sales. Under this general practice, utilities authorized to make market-based electric sales must submit a new market power study to the FERC every three years. In accordance with the FERC order, MidAmerican Energy’s market-based sales became subject to refund beginning November 1, 2004, and will remain so until the matter is resolved. MidAmerican Energy does not expect the outcome of this issue to have a material effect on its results of operations, financial position or cash flows.

Environmental Matters

The U.S. Environmental Protection Agency (“EPA”) and state environmental agencies have determined that wastes remaining at decommissioned manufactured gas plant facilities may pose a threat to the public health or the environment if contaminants are present in sufficient quantities and at sufficient concentrations as to warrant remedial action.

MidAmerican Energy has evaluated all known properties that were, at one time, sites of gas manufacturing plants for which it may be a potentially responsible party. The purpose of these evaluations is to determine whether waste materials are present, whether the materials constitute an environmental or health risk, and whether MidAmerican Energy has any responsibility for remedial action. As of December 31, 2004, MidAmerican Energy has recorded a $9.3 million liability for these sites and a corresponding regulatory asset for future recovery through the regulatory process. Refer to Note (4)(a) of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion of MidAmerican Energy’s environmental activities related to manufactured gas plant sites and cost recovery.

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

MidAmerican Energy believes it has adequate electric capacity reserve through 2009, including capacity provided by the generating projects discussed above. However, significantly higher-than-normal temperatures during the cooling season could cause MidAmerican Energy’s reserve to fall below the 15% minimum. If MidAmerican Energy fails to maintain the appropriate reserve, significant penalties could be contractually imposed by the MAPP.

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

The transmission developments addressed under “Utility Regulatory Matters" above also can impact MidAmerican Energy's wholesale electric purchases and sales. In addition, efforts underway to form organized markets for the sale of energy may impact the price MidAmerican Energy pays for wholesale electricity as well as the prices it receives for wholesale sales. The FERC has other proceedings underway which may influence the wholesale electric marketplace. Because of the uncertainties as to future regulatory policy governing transmission service and pricing, and regulation of wholesale electric sales, MidAmerican Energy is uncertain whether past wholesale costs and revenues will be representative of future wholesale costs and revenues.

Critical Accounting Policies and Estimates

MidAmerican Energy’s and MidAmerican Funding’s significant accounting policies are described in Note (1) of Notes to Consolidated Financial Statements later in Item 8 of this Form 10-K.

Accounting for Regulated Entities

MidAmerican Funding’s and MidAmerican Energy’s most critical accounting policy is the application of Statement of Financial Accounting Standards (“SFAS”) No. 71, “Accounting for the Effects of Certain Types of Regulation,” at MidAmerican Energy. A possible consequence of deregulation in the utility industry is that SFAS No. 71 may no longer apply. SFAS No. 71 sets forth accounting principles for operations that are regulated and meet the stated criteria. For operations that meet the criteria, SFAS No. 71 requires, among other things, the deferral of expense or income that would otherwise be recognized when incurred. MidAmerican Energy’s electric and gas utility operations currently meet the criteria required by SFAS No. 71, but its applicability is periodically reexamined. If portions of its utility operations no longer meet the criteria of SFAS No. 71, MidAmerican Energy could be required to write off the related regulatory assets and liabilities from its balance sheet, and thus, a material adjustment to earnings in that period could result.

Revenue Recognition

Revenues are recorded as services are rendered to customers. MidAmerican Energy records unbilled revenues representing the estimated amount customers will be billed for services rendered between the meter-reading dates in a particular month and the end of that month. The unbilled revenues estimate is reversed in the following month. To the extent the estimated amount differs from the amount subsequently billed, revenues will be affected. At December 31, 2004 and 2003, $68.5 million and $61.5 million, respectively, of unbilled revenues were included in accounts receivable.

Goodwill

MidAmerican Funding’s excess of cost over fair value of assets acquired, or goodwill, must be evaluated annually in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” to determine if the carrying value might be impaired. Determination of the fair values of the related reporting units involves substantial estimates, as ready markets are not available for all of the involved assets and liabilities. Accordingly, a change in the assumptions and/or estimates used in the determination of the fair values of the reporting units could significantly affect the outcome, possibly resulting in an impairment of related goodwill.

Contingent Liabilities

MidAmerican Funding establishes accruals for estimated loss contingencies, such as environmental, legal and regulatory matters, when it is management's assessment that a loss is probable and the amount of the loss can be reasonably estimated. Revisions to contingent liabilities are recorded in the period in which different facts or information become known or circumstances change that affect the previous assumptions with respect to the likelihood or amount of loss. Accruals for contingent liabilities and subsequent revisions are reflected in income when the accruals are recorded or as regulatory treatment dictates. Accruals for contingent liabilities are based upon management's assumptions and estimates, advice of legal counsel or other third parties regarding the probable outcomes of the matter. Should the outcome differ from the assumptions and estimates, revisions to the estimated accruals for contingent liabilities would be required.

Accrued Pension and Postretirement Expense

Pension and postretirement costs are accrued throughout the year based on results of an annual study performed by external actuaries. In addition to the benefits granted to employees, the timing of the cost of these plans is impacted by assumptions used by the actuaries, including assumptions provided by MidAmerican Energy for the discount rate and long-term rate of return on assets. Both of these factors require estimates and projections by management and can fluctuate from period to period. Actual returns on assets are significantly affected by stock and bond markets, over which management has little control. The interest rate at which projected benefits are discounted also significantly affects amounts expensed. Refer to Note (9) of Notes to Consolidated Financial Statements later in Item 8 of this Form 10-K for disclosures about MidAmerican Energy retirement plans and costs.

Income Taxes

MidAmerican Energy and MidAmerican Funding recognize deferred tax assets and liabilities based on the difference between the financial statement and tax basis of assets and liabilities using estimated tax rates in effect for the year in which the differences are expected to reverse. Based on existing regulatory precedent, MidAmerican Energy is not allowed to recognize deferred income tax expense related to certain temporary differences resulting from accelerated tax depreciation and other property related basis differences. For these differences, MidAmerican Energy establishes deferred tax liabilities and regulatory assets on the consolidated balance sheets since MidAmerican Energy is allowed to recover the increased tax expense when these differences turn around.

The calculation of current and deferred income taxes requires management to apply judgment related to the application of complex tax laws or related interpretations and uncertainties related to the outcome of tax audits. Changes in such factors may result in changes to management’s estimates, which could require MidAmerican Energy or MidAmerican Funding to adjust its currently recorded tax assets and liabilities and record additional income tax expense or benefits.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

MidAmerican Funding, including MidAmerican Energy, is exposed to loss of net income, cash flows and asset values due to market risk, including: 1) changes in the market price of gas, electricity and fuel used in its regulated and nonregulated businesses, 2) changes in the value of open positions in its nonregulated trading operations, 3) variations in the severity of weather conditions from normal, and 4) changes in interest rates. See also Note (13) of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for a discussion of MidAmerican Funding’s and MidAmerican Energy’s exposures to credit risk. To manage these exposures, MidAmerican Energy enters into various financial derivative instruments, including futures, swaps and forward physical contracts. Senior management provides the overall direction, structure, conduct and control of MidAmerican Energy's risk management activities, including authorization and communication of risk management policies and procedures, the use of financial derivative instruments, strategic hedging program guidelines, appropriate market and credit risk limits, and appropriate systems for recording, monitoring and reporting the results of transactional and risk management activities.

As of December 31, 2004, MidAmerican Energy held derivative instruments used for non-trading and trading purposes with the following fair values (in thousands):

	Maturity in	Maturity in
Contract Type	2005	2006-08	Total
Non-trading:
Regulated electric assets	$2,260	$431	$2,691
Regulated electric (liabilities)	(10,057)	(4,817)	(14,874)
Regulated gas assets	2,973	1,798	4,771
Regulated gas (liabilities)	(21,921)	-	(21,921)
Regulated weather (liabilities)	(4,495)	-	(4,495)
Nonregulated electric assets	1,957	372	2,329
Nonregulated electric (liabilities)	(1,158)	(214)	(1,372)
Nonregulated gas assets	5,937	1,919	7,856
Nonregulated gas (liabilities)	(6,606)	(1,558)	(8,164)
Total	(31,110)	(2,069)	(33,179)

Trading:
Nonregulated gas assets	993	-	993
Nonregulated gas (liabilities)	(430)	(100)	(530)
Total	563	(100)	463

Total MidAmerican Energy assets	$14,120	$4,520	$18,640
Total MidAmerican Energy (liabilities)	$(44,667)	$(6,689)	$(51,356)

Commodity Price Risk

Under the current regulatory framework, MidAmerican Energy is allowed to recover its cost of gas from all of its regulated gas customers through a purchased gas adjustment clause included in revenues. Accordingly, MidAmerican Energy’s regulated gas customers, although ensured of the availability of gas supplies, retain the risk associated with market price volatility. In order to mitigate a portion of the market price risk retained by its regulated gas customers through the purchased gas adjustment clause, MidAmerican Energy uses natural gas futures, options and over-the-counter agreements. The realized gains and losses on these derivative instruments are recovered from regulated gas customers through the purchased gas adjustment clause.

MidAmerican Energy is exposed to variations in the price of fuel for generation and the price of purchased power. Under typical operating conditions, MidAmerican Energy has sufficient generation to supply its regulated retail electric needs, but may, at times, need to purchase electric power. MidAmerican Energy may incur a loss if the costs of fuel for generation or any purchases of electric power are higher than MidAmerican Energy is permitted to recover from its customers under current electric rates. MidAmerican Energy uses physical and financial forward contracts to mitigate these regulated electric price risks.

MidAmerican Energy also derives revenues from nonregulated retail sales of natural gas and electricity to commercial and industrial end users. Pricing provisions are individually negotiated with these customers and may include fixed prices, prices based on a daily or monthly market index or prices based on MidAmerican Energy’s actual costs. MidAmerican Energy enters into natural gas futures, options and swap agreements to economically hedge gas commodity prices for physical delivery to nonregulated customers. Forward physical supply contracts are generally entered into in close proximity to entering into retail electric contracts to offset the impact of variances in electricity prices. Nonregulated retail physical electric contracts are considered "normal" purchases or sales and gains and losses on such contracts are recognized when settled. All other nonregulated gas and electric contracts are recorded at fair value.

Derivative instruments are used to economically hedge both committed and forecasted energy purchases and sales. Realized gains and losses on all hedges are recognized in income as operating revenues; cost of fuel, energy and capacity; or cost of gas sold, depending upon the nature of the item being hedged. Net unrealized gains and losses on hedges utilized for regulated purposes are recorded as regulatory assets or liabilities. Hedges that offset the variability in earnings and cash flows related to forecasted transactions are referred to as cash flow hedges. Unrealized gains or losses on cash flow hedges used for nonregulated purposes are recorded as other comprehensive income and reflected in net income when the forecasted transaction is realized.

Trading Risk

MidAmerican Energy also uses natural gas and electricity derivative instruments for proprietary trading purposes under strict guidelines outlined by senior management. Derivative instruments held for proprietary trading purposes are recorded at fair value and any unrealized gains or losses are reported in earnings.

MidAmerican Energy uses value at risk, or VaR, calculations to measure and control its exposure to market risk sensitive instruments. VaR is an estimate of the potential loss on a portfolio over a specified holding period, based on normal market conditions and within a given statistical confidence interval. MidAmerican Energy calculates VaR separately for its electric and gas proprietary trading activities based on a variance-covariance method using historical prices to estimate volatilities and correlations, a one-day holding period and a 95% level of confidence. Total VaR for 2004 and 2003 was as follows (in millions):

	VaR
	2004	2003

At December 31	$0.2	$0.2
High during year	0.5	1.6
Low during year	-	-
Average during year	0.1	0.1

The fair value of MidAmerican Energy’s proprietary trading activities at December 31, 2004 and the periods in which net unrealized gains and losses are expected to be realized are as follows (in thousands):

	Maturity in	Maturity in
Type	2005	2006-08	Total

Exchange prices	$(85)	$-	$(85)
Prices actively quoted or provided by other external sources	648	(100)	548
Total	$563	$(100)	$463

Weather Risk

MidAmerican Energy and its customers are exposed to the effect of variations in weather conditions on sales and purchases of electricity and natural gas. MidAmerican Energy may enter into degree day swaps to offset a portion of the financial impact of those variations on MidAmerican Energy or its customers.

Interest Rate Risk

MidAmerican Energy -

As of December 31, 2004, MidAmerican Energy had fixed-rate long-term debt totaling $1.3 billion with a fair value of $1.4 billion. These instruments are fixed-rate and therefore do not expose MidAmerican Energy to the risk of earnings loss due to changes in market interest rates. However, the fair value of these instruments would decrease by approximately $57 million if interest rates were to increase by 10% from their levels at December 31, 2004. In general, such a decrease in fair value would impact earnings and cash flows only if MidAmerican Energy were to reacquire all or a portion of these instruments prior to their maturity.

As of December 31, 2004, MidAmerican Energy had long-term floating rate obligations totaling $120 million that expose MidAmerican Energy to risk of increased interest expense in the event of increases in short-term interest rates. This market risk is not hedged. The carrying value of the long-term floating rate obligations at December 31, 2004, approximated fair value. If the floating interest rates were to increase by 10% from December 31, 2004, levels, MidAmerican Energy’s interest expense for the floating rate obligations would increase by approximately $0.2 million annually based on December 31, 2004, principal balances.

MidAmerican Funding -

As of December 31, 2004, MidAmerican Funding parent company had fixed-rate long-term debt totaling $700 million with a fair value of $770 million. These instruments are fixed-rate and therefore do not expose MidAmerican Funding to the risk of earnings loss due to changes in market interest rates. However, the fair value of these instruments would decrease by approximately $33 million if interest rates were to increase by 10% from their levels at December 31, 2004. In general, such a decrease in fair value would impact earnings and cash flows only if MidAmerican Funding were to reacquire all or a portion of these instruments prior to their maturity.

Item 8. Financial Statements and Supplementary Data

MidAmerican Energy Company

MidAmerican Funding, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder
MidAmerican Energy Company
Des Moines, Iowa

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of MidAmerican Energy Company and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, comprehensive income, retained earnings, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MidAmerican Energy Company and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note (14) to the consolidated financial statements, the Company changed its accounting policy for asset retirement obligations in 2003.

/s/ Deloitte & Touche LLP

Des Moines, Iowa
February 25, 2005

MIDAMERICAN ENERGY COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands)

	As of December 31,
	2004	2003
ASSETS
Utility Plant, Net
Electric	$5,498,878	$5,030,960
Gas	957,011	922,099
	6,455,889	5,953,059
Accumulated depreciation and amortization	(2,956,856)	(2,810,336)
	3,499,033	3,142,723
Construction work in progress	369,406	217,537
	3,868,439	3,360,260

Current Assets
Cash and cash equivalents	127,613	3,151
Receivables, less reserves of $8,678 and $7,484, respectively	332,759	300,643
Inventories	89,646	85,465
Other	22,080	42,459
	572,098	431,718
Investments and Nonregulated Property, Net	333,360	299,103
Regulatory Assets	227,997	261,696
Other Assets	110,057	51,657
Total Assets	$5,111,951	$4,404,434

CAPITALIZATION AND LIABILITIES

Capitalization
Common shareholder’s equity	$1,527,468	$1,318,519
MidAmerican Energy preferred securities	30,329	31,759
Long-term debt, excluding current portion	1,331,509	1,072,496
	2,889,306	2,422,774
Current Liabilities
Notes payable	-	48,000
Current portion of long-term debt	91,018	56,151
Accounts payable	241,836	198,273
Taxes accrued	70,810	72,558
Interest accrued	13,842	10,235
Other	83,949	67,160
	501,455	452,377
Other Liabilities
Deferred income taxes	486,970	415,788
Investment tax credits	48,143	52,510
Asset retirement obligations	166,845	269,124
Regulatory liabilities	677,489	574,490
Other	341,743	217,371
	1,721,190	1,529,283

Total Capitalization and Liabilities	$5,111,951	$4,404,434

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Years Ended December 31,
	2004	2003	2002
Operating Revenues
Regulated electric	$1,421,709	$1,397,997	$1,353,431
Regulated gas	1,010,909	947,393	695,799
Nonregulated	263,735	250,422	186,929
	2,696,353	2,595,812	2,236,159
Operating Expenses
Regulated:
Cost of fuel, energy and capacity	399,959	397,727	346,685
Cost of gas sold	789,975	720,633	482,837
Other operating expenses	378,645	360,090	394,436
Maintenance	177,087	153,405	135,487
Depreciation and amortization	264,952	279,650	266,983
Property and other taxes	81,192	80,122	76,025
	2,091,810	1,991,627	1,702,453
Nonregulated:
Cost of sales	230,567	215,664	158,463
Other	17,580	17,701	20,246
	248,147	233,365	178,709
Total operating expenses	2,339,957	2,224,992	1,881,162

Operating Income	356,396	370,820	354,997

Non-Operating Income
Interest and dividend income	4,401	4,956	8,832
Other income	25,289	18,721	14,063
Other expense	(3,615)	(3,205)	(8,790)
	26,075	20,472	14,105
Fixed Charges
Interest on long-term debt	71,949	72,207	71,401
Other interest expense	5,728	3,813	3,412
Preferred dividends of subsidiary trust	-	-	1,574
Allowance for borrowed funds	(7,816)	(4,586)	(3,336)
	69,861	71,434	73,051

Income Before Income Taxes	312,610	319,858	296,051
Income Taxes	102,155	131,261	120,230

Net Income	210,455	188,597	175,821
Preferred Dividends	1,245	1,416	2,933

Earnings on Common Stock	$209,210	$187,181	$172,888

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,
	2004	2003	2002

Earnings on Common Stock	$209,210	$187,181	$172,888

Other Comprehensive Income (Loss)
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) during period-
Before income taxes	-	(7,372)	(2,458)
Income tax (expense) benefit	-	3,065	1,022
	-	(4,307)	(1,436)
Less realized gains (losses) reflected in net income during period-
Before income taxes	682	5,513	2,277
Income tax (expense) benefit	(283)	(2,292)	(946)
	399	3,221	1,331

Less net unrealized gains (losses) reclassified to regulatory assets and liabilities -
Before income taxes	-	(12,369)	-
Income tax benefit	-	5,142	-
	-	(7,227)	-

Other comprehensive income (loss)	(399)	(301)	(2,767)

Comprehensive Income	$208,811	$186,880	$170,121

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2004	2003	2002

Net Cash Flows From Operating Activities
Net income	$210,455	$188,597	$175,821
Adjustments to reconcile net income to net cash provided:
Depreciation and amortization	266,207	280,803	268,446
Deferred income taxes and investment tax credit, net	35,531	544	(63,335)
Amortization of other assets and liabilities	18,210	32,771	42,735
Power purchase contract restructuring receipt	-	-	39,100
Cash outflows of accounts receivable securitization	-	-	(44,000)
Impact of changes in working capital-
Receivables, net	(28,697)	20,678	(157,581)
Inventories	(4,181)	3,027	(5,153)
Accounts payable	29,310	(47,765)	51,268
Taxes accrued	(1,748)	(10,505)	28,888
Other current assets and liabilities	9,436	(2,089)	17,213
Other	(11,029)	(24,802)	(601)
Net cash provided by operating activities	523,494	441,259	352,801

Net Cash Flows From Investing Activities
Utility construction expenditures	(631,962)	(344,137)	(331,287)
Quad Cities Station decommissioning trust fund	(8,299)	(8,299)	(8,299)
Other investing activities, net	(164)	11,270	9,540
Net cash used in investing activities	(640,425)	(341,166)	(330,046)

Net Cash Flows From Financing Activities
Dividends paid	(1,245)	(188,916)	(80,433)
Issuance of long-term debt, net of issuance cost	347,769	272,550	391,145
Retirement of long-term debt, including reacquisition cost	(56,168)	(202,076)	(163,957)
Net decrease in notes payable	(48,000)	(7,000)	(34,350)
Reacquisition of preferred securities	(1,430)	-	(126,680)
Other	467	-	-
Net cash provided by (used in) financing activities	241,393	(125,442)	(14,275)

Net Increase (Decrease) in Cash and Cash Equivalents	124,462	(25,349)	8,480
Cash and Cash Equivalents at Beginning of Year	3,151	28,500	20,020
Cash and Cash Equivalents at End of Year	$127,613	$3,151	$28,500

Supplemental Disclosure:
Interest paid, net of amounts capitalized	$60,955	$65,105	$67,068
Income taxes paid	$68,348	$142,660	$133,142

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
CONSOLIDATED STATEMENTS OF CAPITALIZATION
(In thousands, except share amounts)

	As of December 31,
	2004		2003

Common Shareholder’s Equity
Common shares, no par; 350,000,000 shares authorized; 70,980,203 shares outstanding	$561,162		$561,024
Retained earnings	966,306		757,096
Accumulated other comprehensive income:
Unrealized gain on cash flow hedges	-		399
	1,527,468	52.9%	1,318,519	54.4%
Preferred Securities (100,000,000 shares authorized)
Cumulative shares outstanding; not subject to mandatory redemption:
$3.30 Series, 49,451 shares	4,945		4,945
$3.75 Series, 38,305 shares	3,831		3,831
$3.90 Series, 32,630 shares	3,263		3,263
$4.20 Series, 47,362 shares	4,736		4,736
$4.35 Series, 49,945 shares	4,994		4,994
$4.40 Series, 35,697 and 50,000 shares, respectively	3,570		5,000
$4.80 Series, 49,898 shares	4,990		4,990
	30,329	1.0%	31,759	1.3%
Long-Term Debt
Mortgage bonds:
7.0% Series, due 2005	-		90,500
Pollution control revenue obligations:
6.1% Series due 2007	1,000		1,000
5.95% Series, due 2023 (secured by general mortgage bonds)	29,030		29,030
Variable rate series -
Due 2016 and 2017, 2.05% and 1.26%, respectively	37,600		37,600
Due 2023 (secured by general mortgage bonds), 2.05% and 1.26%, respectively	28,295		28,295
Due 2023, 2.05% and 1.26%, respectively	6,850		6,850
Due 2024, 2.05% and 1.26%, respectively	34,900		34,900
Due 2025, 2.05% and 1.26%, respectively	12,750		12,750
Notes:
6.375% Series, due 2006	160,000		160,000
5.125% Series, due 2013	275,000		275,000
4.65% Series, due 2014	350,000		-
6.75% Series, due 2031	400,000		400,000
Obligation under capital lease	1,524		2,060
Unamortized debt premium and discount, net	(5,440)		(5,489)
	1,331,509	46.1%	1,072,496	44.3%
Total Capitalization	$2,889,306	100.0%	$2,422,774	100.0%

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
(In thousands)

	Years Ended December 31,
	2004	2003	2002

Beginning of Year	$757,096	$757,415	$662,027

Net Income	210,455	188,597	175,821

Deduct:
Loss on reacquisition of preferred shares	-	-	750
Dividends declared on preferred shares	1,245	1,416	2,183
Dividends declared on common shares	-	187,500	77,500
	1,245	188,916	80,433

End of Year	$966,306	$757,096	$757,415

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

    (b) Principles of Consolidation and Preparation of Financial Statements

The accompanying consolidated financial statements include MidAmerican Energy and subsidiaries under its control. All significant intercompany transactions have been eliminated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Certain classifications of amounts for 2004 are different than that of prior years. Accordingly, historical amounts have been reclassified.

    (c) Accounting for the Effects of Certain Types of Regulation

MidAmerican Energy's utility operations are subject to the regulation of the Iowa Utilities Board (“IUB”); the Illinois Commerce Commission (“ICC”); the South Dakota Public Utilities Commission, and the Federal Energy Regulatory Commission (“FERC”). MidAmerican Energy's accounting policies and the accompanying consolidated financial statements conform to generally accepted accounting principles applicable to rate-regulated enterprises and reflect the effects of the ratemaking process.

A possible consequence of deregulation in the utility industry is that Statement of Financial Accounting Standards (“SFAS”) No. 71, “Accounting for the Effects of Certain Types of Regulation,” may no longer apply. SFAS No. 71 sets forth accounting principles for operations that are regulated and meet the stated criteria. For operations that meet the criteria, SFAS No. 71 requires, among other things, the deferral of expense or income that would otherwise be recognized when incurred. MidAmerican Energy's electric and gas utility operations currently meet the criteria of SFAS No. 71, but its applicability is periodically reexamined. If portions of its utility operations no longer meet the criteria of SFAS No. 71, MidAmerican Energy could be required to write off the related regulatory assets and liabilities from its balance sheet, and thus, a material adjustment to earnings in that period could result.

The following regulatory assets represent costs that are expected to be recovered in future charges to utility customers. The regulatory liabilities represent income to be recognized or returned to customers in future periods.

	As of December 31,
	Weighted Average
	Remaining Life	2004	2003
		(In thousands)
Regulatory assets:
Deferred income taxes, net	24 years	$131,770	$108,464
Unrealized loss on regulated hedges	1 year	36,794	14,248
Minimum pension liability adjustment	NA	18,203	10,996
Debt refinancing costs	7 years	15,365	19,698
Environmental costs	3 years	9,284	13,995
Asset retirement obligations	9 years	8,273	77,104
Nuclear generation assets	28 years	6,727	7,522
Cooper Nuclear Station capital improvement costs	-	-	7,314
Enrichment facilities decommissioning	3 years	879	1,116
Other	Various	702	1,239
Total		$227,997	$261,696

Regulatory liabilities:
Cost of removal accrual	24 years	$428,719	$408,608
Iowa electric settlement accrual	3 years	181,188	144,418
Asset retirement obligations	49 years	53,259	-
Unrealized gain on regulated hedges	2 years	7,462	15,122
Environmental insurance recovery	3 years	3,599	3,781
Nuclear insurance reserve	49 years	3,262	2,561
Total		$677,489	$574,490

Of the regulatory assets listed, only the nuclear generation assets are included in rate base and earn a return. Amortization of the assets is recoverable over the periods shown above.

The decrease in the asset retirement obligations regulatory asset and the establishment of a related regulatory liability is the result of a 20-year extension to the operating license of Quad Cities Generating Station (“Quad Cities Station”) and its impact on the timing of related cash flows. Refer to Note (14) for additional discussion. Refer to Note (1)(h) for additional information regarding the power purchase contract for Cooper Nuclear Station (“Cooper”). For a discussion of the Iowa electric settlement reserve, refer to Note (5), and for a discussion of the cost of removal accrual, refer to Note (1)(e).

(d) Revenue Recognition

Revenues are recorded in the period services are rendered to customers. MidAmerican Energy records unbilled revenues representing the estimated amount customers will be billed for services rendered between the meter reading dates in a particular month and the end of that month. Accrued unbilled revenues were $68.5 million and $61.5 million at December 31, 2004 and 2003, respectively, and are included in Receivables on the Consolidated Balance Sheets.

MidAmerican Energy's Illinois and South Dakota jurisdictional sales, or approximately 11% of total retail electric sales, and all of its retail gas sales are subject to energy adjustment clauses. MidAmerican Energy also has costs that are recovered, at least in part, through bill riders, including energy efficiency costs. The clauses and riders allow MidAmerican Energy to adjust the amounts charged for electric and gas service as the related costs change. The costs recovered in revenues through use of the adjustment clauses and bill riders are charged to expense in the same period the related revenues are recognized. At any given time, these costs may be over or under collected from customers. The total under collection included in Receivables at December 31, 2004 and 2003, was $49.9 million and $55.7 million, respectively.

(e) Depreciation and Amortization

MidAmerican Energy's provisions for depreciation and amortization for its utility operations are based on straight-line composite rates. The average depreciation and amortization rates applied to depreciable utility plant for the years ended December 31 were as follows:

	2004	2003	2002

Electric	4.0%	4.3%	4.4%
Gas	3.4%	3.5%	3.5%

Utility plant is stated at original cost which includes overhead costs, administrative costs and an allowance for funds used during construction.

The cost of repairs and minor replacements is charged to maintenance expense. Property additions and major property replacements are charged to plant accounts. In addition to asset retirement obligations required by SFAS No. 143, as discussed in Note (14), MidAmerican Energy accrues for the cost of removing electric and gas assets through its depreciation rates. The estimated amount of such accruals is included in regulatory liabilities. The cost of depreciable units of utility plant retired or disposed of in the normal course of business are eliminated from the utility plant accounts and such cost is charged to accumulated depreciation.

Additionally, depreciation and amortization expense for 2004, 2003 and 2002 includes $50.8 million, $54.1 million and $55.0 million, respectively, for a regulatory charge pursuant to the terms of an electric rate settlement agreement in Iowa. Refer to Note (5) for a discussion of the settlement agreement.

An allowance for the estimated annual decommissioning costs of the Quad Cities Station equal to the level of funding into the related external trusts is also included in depreciation expense. See Note (4)(d) for additional information regarding decommissioning costs.

    (f) Investments and Nonregulated Property, Net

Investments and Nonregulated Property, Net includes the following amounts as of December 31 (in thousands):

	2004	2003

Nuclear decommissioning trust fund	$207,464	$184,171
Rabbi trusts	108,156	96,237
Coal transportation property, net of accumulated depreciation of $2,287 and $1,996, respectively	9,632	9,923
Non-utility property, net of accumulated depreciation of $3,124 and $2,169, respectively	8,063	8,727
Other	45	45
Total	$333,360	$299,103

Investments held by the nuclear decommissioning trust fund for the Quad Cities Station units are classified as available-for-sale and are reported at fair value. As of December 31, 2004, approximately 70% of the fair value of the trusts’ funds was invested in domestic corporate debt and common equity securities. The remainder was invested in investment grade municipal and U.S. Treasury bonds. An amount equal to the net unrealized gains and losses on those investments is recorded as an adjustment to Regulatory Assets or Regulatory Liabilities on the Consolidated Balance Sheets. Funds are invested in the trust in accordance with applicable federal investment guidelines and are restricted for use as reimbursement for costs of decommissioning MidAmerican Energy’s Quad Cities Station.

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

Non-utility property consists of property such as land, computer software and other assets not used for regulated utility purposes. The depreciable property consists primarily of computer software, which is amortized on a straight-line basis over five years.

    (g) Consolidated Statements of Cash Flows

MidAmerican Energy considers all cash and highly liquid debt instruments purchased with an original maturity of three months or less to be cash and cash equivalents for purposes of the Consolidated Statements of Cash Flows.

    (h) Accounting for Cooper Nuclear Station Power Purchase Contract

MidAmerican Energy had a power purchase contract with the Nebraska Public Power District (“NPPD”) for the purchase of capacity and energy, which expired December 31, 2004. The original terms of the contract were restructured effective August 1, 2002.

Cooper capital improvement costs prior to 1997, including carrying costs, were deferred in accordance with then applicable rate regulation. These costs were amortized and recovered in rates over either a five-year period from the time the related assets were put in service or the remaining term of the original power purchase contract, namely through September 2004. From July 11, 1997, through July 31, 2002, the Iowa portion of capital improvement costs was currently recovered from customers and expensed as incurred. For jurisdictions other than Iowa, MidAmerican Energy began charging Cooper capital improvement costs to expense as incurred in January 1997. Under the terms of the restructured power purchase contract, MidAmerican Energy no longer paid for Cooper capital improvements.

The fuel cost portion of the original power purchase contract was included in Cost of Fuel, Energy and Capacity on the Consolidated Statements of Operations. All other costs MidAmerican Energy incurred in relation to this long-term power purchase contract prior to its restructuring were included in Other Operating Expenses on the Consolidated Statements of Operations. Beginning in August 2002, all costs related to this power purchase contract, excluding the amortization of Cooper capital improvement costs discussed above and the amortization of previously recognized decommissioning expense discussed below, are reflected in Cost of Fuel, Energy and Capacity on the Consolidated Statements of Operations.

In December 2000, MidAmerican Energy ceased contributing decommissioning funds to NPPD and maintained a separate fund for estimated Cooper decommissioning costs. Through July 31, 2002, MidAmerican Energy had accrued and retained $18.3 million in this separate fund. In conjunction with the power purchase contract restructuring, NPPD paid MidAmerican Energy $39.1 million. MidAmerican Energy recognized the $39.1 million cash payment and the $18.3 million previously accrued for decommissioning into income based on the estimated energy expected to be received for the remainder of the contract.

    (i) Accounting for Derivatives

MidAmerican Energy uses a variety of financial derivative instruments to help manage its exposure to market risk. Derivatives that qualify and are designated as “normal” purchases or sales contracts are accounted for on an accrual basis. All other derivatives are recorded as either assets or liabilities on the Consolidated Balance Sheets and are measured at fair value. Changes in the value of derivative instruments used for regulated utility hedging purposes are recorded as regulatory assets or liabilities and, therefore, would not impact earnings until realized. Revenue and cost of sales from derivative instruments used for trading purposes are presented as net nonregulated revenue on the statement of operations.

See Note (12) for further discussion on risk management and the use of derivative instruments to manage such risk.

(j) Income Taxes

MidAmerican Energy and MidAmerican Funding recognize deferred tax assets and liabilities based on the difference between the financial statement and tax basis of assets and liabilities using estimated tax rates in effect for the year in which the differences are expected to reverse. Based on existing regulatory precedent, MidAmerican Energy is not allowed to recognize deferred income tax expense related to certain temporary differences resulting from accelerated tax depreciation and other property related basis differences. For these differences MidAmerican Energy establishes deferred tax liabilities and regulatory assets on the consolidated balance sheets since MidAmerican Energy is allowed to recover the increased tax expense when these differences turn around.

The calculation of current and deferred income taxes requires management to apply judgment related to the application of complex tax laws or related interpretations and uncertainties related to the outcome of tax audits. Changes in such factors may result in changes to management’s estimates, which could require MidAmerican Energy or MidAmerican Funding to adjust its currently recorded tax assets and liabilities and record additional income tax expense or benefits.

(2)   Jointly Owned Utility Plant

Under joint plant ownership agreements with other utilities, MidAmerican Energy as a tenant in common had undivided interests at December 31, 2004, in jointly owned generating plants as shown in the table below.

MidAmerican Energy uses the proportional consolidation method to account for its share of each facility. The amounts below represent MidAmerican Energy’s share in each jointly owned unit. Each participant has provided financing for its share of each unit. Operating costs of each facility are assigned to joint owners based on ownership percentage or energy purchased, depending on the nature of the cost. Operating Expenses on the Consolidated Statements of Operations include MidAmerican Energy’s share of the expenses of these units.

	Nuclear	Coal-fired
			Council
	Quad Cities	Neal	Bluffs	Neal	Ottumwa	Louisa
	Units	Unit	Unit	Unit	Unit	Unit
	No. 1 & 2	No. 3	No. 3	No. 4	No. 1	No. 1
	(dollars in millions)

In service date	1972	1975	1978	1979	1981	1983
Percent ownership	25.0%	72.0%	79.1%	40.6%	52.0%	88.0%
Utility plant in service	$261	$145	$307	$176	$221	$548
Accumulated depreciation	$133	$109	$231	$129	$150	$357
Accredited capacity at MidAmerican Energy 2004 peak (megawatts)	437	371	546	261	372	616

(3)   Inventories

Inventories include the following amounts as of December 31 (in thousands):

	2004	2003

Materials and supplies, at average cost	$36,998	$31,987
Coal stocks, at average cost	26,659	24,723
Gas in storage, at LIFO cost	22,600	25,371
Fuel oil, at average cost	1,885	1,759
Other	1,504	1,625
Total	$89,646	$85,465

At December 31, 2004 prices, the current cost of gas in storage was $93.4 million.

(4)   Commitments and Contingencies

    (a) Manufactured Gas Plant Facilities

The United States Environmental Protection Agency (“EPA”) and the state environmental agencies have determined that wastes remaining at decommissioned manufactured gas plant facilities may pose a threat to the public health or the environment if contaminants are present in sufficient quantities and at such concentrations as to warrant remedial action.

MidAmerican Energy has evaluated all known properties that were, at one time, sites of gas manufacturing plants for which it may be a potentially responsible party. The purpose of these evaluations is to determine whether waste materials are present, whether the materials constitute a health or environmental risk, and whether MidAmerican Energy has any responsibility for remedial action. MidAmerican Energy has actively worked with the regulatory agencies and has received regulatory closure on thirteen sites. MidAmerican Energy is continuing to work with the agencies to obtain regulatory closure on an additional ten sites. MidAmerican Energy has investigated its liability as a potentially responsible party for four other sites and has determined that no basis exists for it to be liable for response costs under the Comprehensive Environmental Response, Compensation, and Liability Act. Accordingly, those sites have been removed from the list of sites for which MidAmerican Energy may have responsibility for remedial action.

MidAmerican Energy estimates the range of possible costs for investigation, remediation and monitoring for the sites discussed above to be approximately $7 million to $14 million. As of December 31, 2004, MidAmerican Energy has recorded a $9.3 million liability for these sites and a corresponding regulatory asset for future recovery through the regulatory process. MidAmerican Energy projects that these amounts will be incurred or paid over the next three years.

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

The EPA has in recent years implemented more stringent national ambient air quality standards for ozone and new standards for fine particulate matter. These standards set the minimum level of air quality that must be met throughout the United States. Areas that achieve the standards, as determined by ambient monitoring, are characterized as being in attainment of the standard. Areas that fail to meet the standard are designated as being nonattainment areas. Generally, once an area has been designated as a nonattainment area, sources of emissions in the area that contribute to the failure to achieve the ambient air quality standards are required to make emissions reductions. The EPA has concluded that the entire State of Iowa is in attainment of the ozone standards and the fine particulate standards.

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

MidAmerican Energy has implemented a planning process that forecasts the site-specific controls and actions that may be required to meet emissions reductions as contemplated by the EPA. In accordance with an Iowa law passed in 2001, MidAmerican Energy has on file with the IUB its current multi-year plan and budget for managing SO2, and NOX from its generating facilities in a cost-effective manner. The plan, which is required to be updated every two years, provides specific actions to be taken at each coal-fired generating facility and the related costs and timing for each action. On July 17, 2003, the IUB issued an order that affirmed an administrative law judge’s approval of the initial plan filed April 1, 2002, as amended. On October 4, 2004, the IUB issued an order approving MidAmerican Energy’s second biennial plan as revised in a settlement MidAmerican Energy entered into with the Iowa Consumer Advocate Division of the Department of Justice. That plan covers the time period from April 1, 2004 through December 31, 2006. Neither IUB order resulted in any changes to electric rates for MidAmerican Energy. The effect of the orders is to approve the prudence of expenditures made consistent with the plans. Pursuant to an unrelated rate settlement agreement approved by the IUB on October 17, 2003, if prior to January 1, 2011, capital and operating expenditures to comply with environmental requirements cumulatively exceed $325 million, then MidAmerican Energy may seek to recover the additional expenditures from customers. At this time, MidAmerican Energy does not expect these expenditures to exceed such amount.

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

In recent years, the EPA has requested from several utilities information and support regarding their capital projects for various generating plants. The requests were issued as part of an industry-wide investigation to assess compliance with the NSR and the New Source Performance Standards of the Clean Air Act. In December 2002 and April 2003, MidAmerican Energy received requests from the EPA to provide documentation related to its capital projects from January 1, 1980, to April 2003 for a number of its generating plants. MidAmerican Energy has submitted information to the EPA in responses to these requests, and there are currently no outstanding data requests pending from the EPA. MidAmerican Energy cannot predict the outcome of these requests at this time. However, on August 27, 2003, the EPA announced changes to its NSR rules that clarify what constitutes routine repair, maintenance and replacement for purposes of triggering NSR requirements. The EPA concluded equipment that is repaired, maintained or replaced with an expenditure not greater than 20 percent of the value of the source will not trigger the New Source Revisions of the Clean Air Act. A number of states and local air districts challenged the EPA’s clarifications of the NSR rule, and a panel of the U.S. Circuit Court of Appeals for the District of Columbia Circuit issued an order on December 24, 2003, staying the EPA’s implementation of its clarifications of the equipment replacement rule. On July 1, 2004, the EPA published a notice of stay of the final equipment replacement rule in the Federal Register, consistent with the judicial stay. Additionally, on the same date, the EPA published a Notice of Reconsideration and Request for Comment on the equipment replacement rule in response to the Petitioners’ legal challenges. Until such time as the EPA takes final action on the equipment replacement rule, the previous rules without the clarified exemption remain in effect.

    (c) Nuclear Decommissioning Costs

Expected decommissioning costs for Quad Cities Station have been developed based on a site-specific decommissioning study that includes decontamination, dismantling, site restoration, dry fuel storage cost and an assumed shutdown date. Quad Cities Station decommissioning costs are included in base rates in Iowa tariffs.

MidAmerican Energy's share of expected decommissioning costs for Quad Cities Station, in 2004 dollars, is $154 million and is the asset retirement obligation for Quad Cities Station. Refer to Note (14) for a discussion of asset retirement obligations. MidAmerican Energy has established trusts for the investment of funds for decommissioning the Quad Cities Station. The fair value of the assets held in the trusts is reflected in Investments and Nonregulated Property, Net on the Consolidated Balance Sheets.

MidAmerican Energy's depreciation and amortization expense included costs for Quad Cities Station nuclear decommissioning of $8.3 million for each of the years 2004, 2003 and 2002. The regulatory provision charged to expense is equal to the funding that is being collected in Iowa rates. Realized and unrealized gains and (losses) on the assets in the trust fund were $15.0 million, $16.1 million and $(6.9) million for 2004, 2003 and 2002, respectively.

(d) Nuclear Insurance

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

The property insurance covers property damage, stabilization and decontamination of the facility, disposal of the decontaminated material and premature decommissioning arising out of a covered loss. For Quad Cities Station, Exelon Generation purchased primary and excess property insurance protection for the combined interests in Quad Cities Station, with coverage limits totaling $2.1 billion. MidAmerican Energy also directly purchased extra expense or business interruption coverage for its share of replacement power and other extra expenses in the event of a covered accidental outage at Quad Cities Station. The property and related coverages purchased directly by MidAmerican Energy and by Exelon Generation, which includes the interests of MidAmerican Energy, are underwritten by an industry mutual insurance company and contain provisions for retrospective premium assessments should two or more full policy-limit losses occur in one policy year. Currently, the maximum retrospective amounts that could be assessed against MidAmerican Energy from industry mutual policies for its obligations associated with Quad Cities Station total $8.75 million.

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

(e) Purchase Commitments

MidAmerican Energy has supply and related transportation contracts for its fossil fueled generating stations. As of December 31, 2004, the contracts, with expiration dates ranging from 2005 to 2010, required minimum payments of $83.5 million, $67.4 million, $62.8 million, $22.0 million and $15.8 million for the years 2005 through 2009, respectively, and $15.5 million for the total of the years thereafter. MidAmerican Energy expects to supplement these coal contracts with additional contracts and spot market purchases to fulfill its future fossil fuel needs. Additionally, MidAmerican Energy has a transportation contract for a natural gas-fired generating plant. The contract, which expires in 2012, requires minimum payments of $6.2 million for each year.

MidAmerican Energy also has contracts to purchase electric capacity. As of December 31, 2004, the contracts, with expiration dates ranging from 2005 to 2028, required minimum payments of $29.1 million, $25.1 million, $27.3 million, $35.8 million and $28.9 million for the years 2005 through 2009, respectively, and $73.9 million for the total of the years thereafter.

MidAmerican Energy has various natural gas supply and transportation contracts for its gas operations. As of December 31, 2004, the contracts, with expiration dates ranging from 2005 to 2013, required minimum payments of $54.2 million, $35.1 million, $25.2 million, $4.4 million and $2.9 million for the years 2005 through 2009, respectively, and $10.3 million for the total of the years thereafter.

MidAmerican Energy has non-cancelable operating leases primarily for computer equipment, office space and rail cars. Rental payments on non-cancelable operating leases totaled $7.9 million for 2004, $7.9 million for 2003 and $8.0 million for 2002. As of December 31, 2004, the minimum payments under these leases were $7.5 million, $6.5 million, $5.6 million, $4.2 million and $1.9 million for the years 2005 through 2009, respectively, and $2.5 million for the total of the years thereafter.

    (f) Guarantees

MidAmerican Energy is the lessee on operating leases for coal railcars that contain guarantees of the residual value of such equipment throughout the term of the leases. Events triggering the residual guarantees include termination of the lease, loss of the equipment or purchase of the equipment. Lease terms are for five years with provisions for extensions. As of December 31, 2004, the maximum amount of such guarantees specified in these leases totaled $30.2 million. These guarantees are not reflected on the Consolidated Balance Sheets.

    (g) Deferred Construction Costs

On February 12, 2003, MidAmerican Energy executed a contract with Mitsui & Co. Energy Development, Inc. (“Mitsui”) for engineering, procurement and construction of a 790-MW (based on expected accreditation) coal-fired generating plant expected to be completed in the summer of 2007. MidAmerican Energy will hold a 60.67% individual ownership interest as a tenant in common with the other owners of the plant. Under the contract, MidAmerican Energy is allowed to defer payments, including the other owners’ shares, for up to $200.0 million of billed construction costs through the end of the project. Deferred payments as of December 31, 2004 and 2003, totaled $152.3 million and $23.4 million, respectively, and are reflected in Other Liabilities - Other on the Consolidated Balance Sheets.

An asset representing the other owners’ share of the deferred payment is reflected in Other Assets on the Consolidated Balance Sheets and totaled $59.9 million and $9.2 million as of December 31, 2004 and 2003, respectively. MidAmerican Energy will bill each of the other owners for its share of the deferred payments when payment is made to Mitsui.

    (h) Other Commitments and Contingencies

MidAmerican Energy is involved in a number of other legal proceedings and claims. While management is unable to predict the ultimate outcome of these matters, it is not expected that their resolution will have a material adverse effect on the results of operations and financial condition.

(5)   Rate Matters

Under three settlement agreements between MidAmerican Energy, the Iowa Office of Consumer Advocate (“OCA”) and other intervenors approved by the IUB, MidAmerican Energy has agreed not to seek a general increase in electric rates prior to 2012 unless its Iowa jurisdictional electric return on equity for any year falls below 10%. Prior to filing for a general increase in electric rates, MidAmerican Energy is required to conduct 30 days of good faith negotiations with the signatories to the settlement agreements to attempt to avoid a general increase in such rates. As a party to the settlement agreements, the OCA has agreed not to request or support any decrease in MidAmerican Energy’s Iowa electric rates prior to January 1, 2012. The settlement agreements specifically allow the IUB to approve or order electric rate design or cost of service rate changes that could result in changes to rates for specific customers as long as such changes do not result in an overall increase in revenues for MidAmerican Energy. The settlement agreements also each provide that portions of revenues associated with Iowa retail electric returns on equity within specified ranges will be recorded as a regulatory liability.

Under the first settlement agreement, which was approved by the IUB on December 21, 2001, and is effective through December 31, 2005, an amount equal to 50% of revenues associated with returns on equity between 12% and 14%, and 83.33% of revenues associated with returns on equity above 14%, in each year is recorded as a regulatory liability. The second settlement agreement, which was filed in conjunction with MidAmerican Energy’s application for ratemaking principles on its wind power project and was approved by the IUB on October 17, 2003, provides that during the period January 1, 2006 through December 31, 2010, an amount equal to 40% of revenues associated with returns on equity between 11.75% and 13%, 50% of revenues associated with returns on equity between 13% and 14%, and 83.3% of revenues associated with returns on equity above 14%, in each year will be recorded as a regulatory liability.

The third settlement agreement was approved by the IUB on January 31, 2005, in conjunction with MidAmerican Energy’s proposed expansion of its wind power project by up to 90 MW. This settlement extended through 2011 MidAmerican Energy’s commitment not to seek a general increase in electric rates unless its Iowa jurisdictional electric return on equity falls below 10%. It also extended the revenue sharing mechanism through 2011. In addition, the Iowa Office of Consumer Advocate agreed to commit not to seek any decrease in Iowa electric base rates to become effective before January 1, 2012. The total capacity added as the result of the wind expansion project is currently projected to be 50 MW.

The regulatory liabilities created by the three settlement agreements are recorded as a regulatory charge in depreciation and amortization expense when the liability is accrued. Additionally, interest expense is accrued on the portion of the regulatory liability balance recorded in prior years. The regulatory liabilities created for the years through 2010 are expected to be reduced as they are credited against plant in service in amounts equal to the allowance for funds used during construction associated with generating plant additions. As a result of the credit applied to generating plant balances from the reduction of the regulatory liabilities, future depreciation will be reduced. As of December 31, 2004 and 2003, the related regulatory liability reflected on the Consolidated Balance Sheets was $181.2 million and $144.4 million, respectively. The regulatory liability for 2011 will be credited to customer bills in 2012.

In an order issued September 27, 2004, the IUB requires MidAmerican Energy to file various plans to fully equalize and consolidate its class zonal electric rates by the end of each of the years 2007 through 2010. On October 18, 2004, MidAmerican Energy filed a motion for reconsideration opposing full rate equalization and proposing a series of rate reductions. The resulting decreases in revenues from some of the reductions would be offset by costs decreasing pursuant to the expiration of certain contracts. However, MidAmerican Energy is seeking to reduce rates for some residential customers by approximately $4.0 million in 2008 and $3.0 million in 2009 for a total annualized reduction of $7.0 million in addition to the reductions to be offset by cost decreases related to existing contracts. The $7.0 million reduction in revenues would begin to be offset by a rate increase for other residential customers starting in 2011.

Illinois bundled electric rates are frozen until 2007, subject to certain exceptions allowing for increases, at which time bundled rates may be increased or decreased by the ICC. Illinois law provides that, through 2006, Illinois earnings above a computed level of return on common equity are to be shared equally between regulated retail electric customers and MidAmerican Energy. MidAmerican Energy’s computed level of return on common equity is based on a rolling two-year average of the Monthly Treasury Long-Term Average Rate, as published by the Federal Reserve System, plus a premium of 8.5% for 2000 through 2004 and a premium of 12.5% for 2005 and 2006. The two-year average above which sharing must occur for 2004 is 13.57%. The law allows MidAmerican Energy to mitigate the sharing of earnings above the threshold return on common equity through accelerated recovery of electric assets..

(6)   Long-Term Debt

MidAmerican Energy’s annual sinking fund requirements and maturities of long-term debt for 2005 through 2009 are approximately $91 million, $161 million, $2 million, zero and zero, respectively. Refer to MidAmerican Energy's Consolidated Statements of Capitalization for detail of long-term debt.

MidAmerican Energy’s Variable Rate Pollution Control Revenue Obligations bear interest at rates that are periodically established through remarketing of the bonds in the short-term tax-exempt market. MidAmerican Energy, at its option, may change the mode of interest calculation for these bonds by selecting from among several alternative floating or fixed rate modes. The interest rates shown in the Consolidated Statements of Capitalization are the weighted average interest rates as of December 31, 2004 and 2003. MidAmerican Energy maintains a revolving credit facility agreement to provide liquidity for holders of these issues.

The indenture pertaining to MidAmerican Energy’s unsecured senior notes provides that if MidAmerican Energy were to issue secured debt in the future, then such unsecured senior notes, as may then be existing, would equally and ratably be secured thereby. As of December 31, 2004, MidAmerican Energy was in compliance with all of its applicable long-term debt covenants.

As of December 31, 2004, substantially all of the former Midwest Power Systems Inc., a predecessor company, electric utility property in Iowa, or approximately 49% of gross utility property, was pledged to secure $147.8 million in mortgage bonds, of which $90.5 million matured on February 15, 2005. The remaining $57.3 million mature on May 1, 2023.

MidAmerican Energy does not guarantee any of MidAmerican Funding’s long-term debt. However, all of MidAmerican Energy’s common stock is security for MidAmerican Funding’s long-term debt. Among other sources, MidAmerican Funding may use distributions from MidAmerican Energy to make payments on its long-term debt. Refer to Note (6) of MidAmerican Funding’s Notes to Consolidated Financial Statements.

On October 1, 2004, MidAmerican Energy issued $350 million of 4.65% medium-term notes due in 2014. The proceeds were used for general corporate purposes.

(7)   Short-Term Borrowing

Interim financing of working capital needs and the construction program may be obtained from the sale of commercial paper or short-term borrowing from banks. Information regarding short-term debt follows (dollars in thousands):

	2004	2003

Balance at year-end	$-	$48,000
Weighted average interest rate on year-end balance	-%	1.0%
Average daily amount outstanding during the year	$3,579	$1,927
Weighted average interest rate on average daily amount outstanding during the year	1.1%	1.2%

MidAmerican Energy has authority from the FERC to issue through April 14, 2005, short-term debt in the form of commercial paper and bank notes aggregating $500 million. MidAmerican Energy has in place a $425 million revolving credit facility which supports its $304.6 million commercial paper program and its variable rate pollution control revenue obligations, all of which was available at December 31, 2004. The facility expires November 18, 2009. The related credit agreement requires that MidAmerican Energy’s ratio of consolidated debt to total capitalization, including current maturities, not exceed 0.65 to 1 as of the last day of any quarter. As of December 31, 2004, MidAmerican Energy was in compliance with all covenants related to its short-term borrowings. In addition, MidAmerican Energy has a $5.0 million line of credit, which expires July 1, 2005.

(8)   Preferred Securities

In January 2004, MidAmerican Energy redeemed $1.4 million of its $4.40 Series Preferred Securities at a price equal to 90.35% of the principal amount.

The total outstanding cumulative preferred securities of MidAmerican Energy are not subject to mandatory redemption requirements and may be redeemed at the option of MidAmerican Energy at prices which, in the aggregate, total $31.1 million. The aggregate total the holders of all preferred securities outstanding at December 31, 2004, are entitled to upon involuntary bankruptcy is $30.3 million plus accrued dividends. Annual dividend requirements for all preferred securities outstanding at December 31, 2004, total $1.2 million.

(9)   Retirement Plans

MidAmerican Energy sponsors a noncontributory defined benefit pension plan covering substantially all employees of MidAmerican Energy Holdings and its domestic energy subsidiaries. Benefit obligations under the plan are based on participants' compensation, years of service and age at retirement. Funding to the established trust is based upon the actuarially determined costs of the plan and the requirements of the Internal Revenue Code and the Employee Retirement Income Security Act. MidAmerican Energy has been allowed to recover accrued pension costs related to its employees in its electric and gas service rates. MidAmerican Energy also maintains noncontributory, nonqualified defined benefit supplemental executive retirement plans for active and retired participants.

MidAmerican Energy also sponsors certain postretirement health care and life insurance benefits covering substantially all retired employees of MidAmerican Energy Holdings and its domestic energy subsidiaries. Under the plans, substantially all of MidAmerican Energy’s employees may become eligible for these benefits if they reach retirement age while working for MidAmerican Energy. On July 1, 2004, the postretirement benefit plan was amended for non-union participants. Non-union employees hired July 1, 2004, and after will no longer be eligible for postretirement benefits other than pensions. The amendment establishes retiree medical accounts for participants to which MidAmerican Energy will make fixed contributions. Participants will use such accounts to pay a portion of their medical premiums during retirement. MidAmerican Energy retains the right to change these benefits anytime, subject to the provisions in its collective bargaining agreements. MidAmerican Energy expenses postretirement benefit costs on an accrual basis and includes provisions for such costs in its electric and gas service rates.

Net periodic benefit cost for the pension, including supplemental retirement, and postretirement benefits plans of MidAmerican Energy and the aforementioned affiliates included the following components for the years ended December 31. For purposes of calculating the expected return on pension plan assets, a market-related value is used. Market-related value is equal to fair value except for gains and losses on equity investments, which are amortized into market-related value on a straight-line basis over five years.

	Pension			Postretirement
	2004	2003	2002	2004	2003	2002

Components of net periodic benefit cost (in
thousands):
Service cost	$25,568	$24,693	$20,235	$7,842	$8,175	$6,028
Interest cost	35,159	34,533	34,177	15,716	16,065	13,928
Expected return on plan assets	(38,258)	(38,396)	(38,213)	(8,437)	(6,008)	(4,880)
Amortization of net transition obligation	(792)	(2,591)	(2,591)	3,283	4,110	4,110
Amortization of prior service cost	2,758	2,761	2,729	296	593	425
Amortization of prior year (gain) loss	1,569	1,483	(2,482)	3,299	3,716	2,385
Regulatory expense	-	3,320	6,639	-	-	-
Net periodic benefit cost	$26,004	$25,803	$20,494	$21,999	$26,651	$21,996

Weighted average assumptions used to
determine benefit obligations as of December 31:
Discount rate	5.75%	5.75%	5.75%	5.75%	5.75%	5.75%
Rate of compensation increase	5.00%	5.00%	5.00%	Not applicable

Weighted average assumptions used to determine net
benefit cost for the years ended December 31:
Discount rate	5.75%	5.75%	6.50%	5.75%	5.75%	6.50%
Expected return on plan assets	7.00%	7.00%	7.00%	7.00%	7.00%	7.00%
Rate of compensation increase	5.00%	5.00%	5.00%	Not applicable

	2004	2003

Assumed health care cost trend rates as of December 31:
Health care cost trend rate assumed for next year	10.00%	11.00%
Rate that the cost trend rate gradually declines to	5.00%	5.00%
Year that the rate reaches the rate it is assumed to remain at	2010	2010

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in thousands):

	Increase (Decrease) in Expense
	One Percentage-Point	One Percentage-Point
	Increase	Decrease

Effect on total service and interest cost	$4,855	$(3,740)
Effect on postretirement benefit obligation	$29,420	$(24,066)

In 2004, 2003 and 2002, MidAmerican Energy’s pension cost was $14.5 million, $14.2 million and $12.4 million, respectively. MidAmerican Energy’s postretirement cost in 2004, 2003 and 2002 totaled $18.9 million, $22.4 million and $19.6 million, respectively. Net periodic benefit costs assigned to MidAmerican Energy affiliates are reimbursed currently in accordance with its intercompany affiliate services agreements.

The following table presents a reconciliation of the fair value of plan assets, benefit obligation, and funded status of the aforementioned plans to the net amounts measured and recognized in the Consolidated Balance Sheets as of December 31 (in thousands):

	Pension Benefits		Postretirement Benefits
	2004	2003	2004	2003

Reconciliation of the fair value of plan assets:
Fair value of plan assets at beginning of year	$551,568	$467,773	$157,849	$122,655
Employer contributions	5,083	5,044	23,782	32,566
Participant contributions	-	-	7,733	6,371
Actual return on plan assets	63,151	105,438	9,698	15,853
Benefits paid	(28,174)	(26,687)	(19,687)	(19,596)
Fair value of plan assets at end of year	591,628	551,568	179,375	157,849

Reconciliation of benefit obligation:
Benefit obligation at beginning of year	620,048	593,179	297,433	291,441
Service cost	25,568	24,693	7,841	8,175
Interest cost	35,159	34,533	15,716	16,065
Participant contributions	-	-	7,733	6,371
Plan amendments	-	-	(19,219)	-
Actuarial (gain) loss	4,805	(5,670)	(33,773)	(5,023)
Benefits paid	(28,174)	(26,687)	(19,687)	(19,596)
Benefit obligation at end of year	657,406	620,048	256,044	297,433

Funded status	(65,778)	(68,480)	(76,669)	(139,584)
Amounts not recognized in the Consolidated Balance Sheets:
Unrecognized net (gain) loss	(34,319)	(12,907)	42,768	83,509
Unrecognized prior service cost	15,157	17,915	-	5,451
Unrecognized net transition obligation (asset)	-	(792)	19,641	36,992
Net amount recognized in the Consolidated Balance Sheets	$(84,940)	$(64,264)	$(14,260)	$(13,632)

Net amount recognized in the Consolidated
Balance Sheets consist of:
Prepaid benefit cost	$-	$39	$-	$-
Accrued benefit liability	(117,357)	(100,490)	(57)	-
Intangible assets	14,653	17,367	-	-
Regulatory assets	17,764	18,820	-	-
Liability of affiliate company	-	-	(14,203)	(13,632)
Net amount recognized	$(84,940)	$(64,264)	$(14,260)	$(13,632)

The portion of the pension projected benefit obligation, included in the table above, related to the supplemental executive retirement plan was $106.5 million and $105.1 million as of December 31, 2004 and 2003, respectively. The supplemental executive retirement plan has no assets, and accordingly, the fair value of its plan assets was zero as of December 31, 2004 and 2003. The accumulated benefit obligation for all defined benefit pension plans was $585.4 million and $554.6 million at December 31, 2004 and 2003, respectively. Of those amounts, the supplemental executive retirement plan accumulated benefit obligation totaled $102.3 million and $100.5 million for 2004 and 2003, respectively.

Although the supplemental executive retirement plan had no assets as of December 31, 2004, MidAmerican Energy and its parent have Rabbi trusts that hold corporate-owned life insurance and other investments to provide funding for the future cash requirements. Because this plan is nonqualified, the cash surrender value of these assets is not included in the plan assets. The cash surrender value of all of the Rabbi trust investments was $98.8 million and $88.1 million at December 31, 2004 and 2003, respectively, of which $68.7 million and $61.0 million was held by MidAmerican Energy at December 31, 2004 and 2003, respectively.

Plan Assets

MidAmerican Energy’s investment policy for its pension and postretirement plans is to balance risk and return through a diversified portfolio of high-quality equity and fixed income securities. Asset allocation for the pension and postretirement plans are as indicated in the tables below. Maturities for fixed income securities are managed to targets consistent with prudent risk tolerances. Sufficient liquidity is maintained to meet near-term benefit payment obligations. The plans retain outside investment advisors to manage plan investments within the parameters outlined by the MidAmerican Energy Pension and Employee Benefits Plans Administrative Committee. The weighted average return on assets assumption is based on historical performance for the types of assets in which the plans invest.

MidAmerican Energy’s pension plan asset allocation as of December 31, was as follows:

	Percentage of Plan Assets
			Target
	2004	2003	Range

Equity securities	71%	70%	65-75%
Debt securities	22	23	20-30
Real estate	6	7	0-10
Other	1	-	0-5
Total	100%	100%

MidAmerican Energy’s postretirement benefit plan asset allocation as of December 31, was as follows:

	Percentage of Plan Assets
			Target
	2004	2003	Range

Equity securities	49%	49%	45-55%
Debt securities	47	48	45-55
Real estate	-	-	-
Other	4	3	0-10
Total	100%	100%

Cash Flows

MidAmerican Energy’s expected benefit payments for its pension and postretirement plans for 2005 through 2009 and for the five years thereafter are summarized below (in thousands):

	Projected Benefit Payments
	Pension	Post-Retirement

2005	$30,670	$12,241
2006	32,728	11,731
2007	34,972	12,618
2008	38,092	13,432
2009	42,339	14,321
2010-14	267,549	87,264

Employer contributions to the pension and postretirement plans are expected to be $6.6 million and $15.8 million, respectively, for 2005. MidAmerican Energy's policy is to contribute the minimum required amount to the pension plan and the amount expensed to its postretirement plans.

MidAmerican Energy sponsors defined contribution pension plans (401(k) plans) covering substantially all employees. MidAmerican Energy’s contributions vary depending on the plan but are based primarily on each participant's level of contribution and cannot exceed the maximum allowable for tax purposes. Total contributions were $8.7 million, $8.3 million and $8.1 million for 2004, 2003 and 2002, respectively.

In December 2003, the President signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Medicare Act”). The Medicare Act introduces a prescription drug benefit under Medicare as well as a subsidy to sponsors of retiree health care plans that provide a benefit to participants that is at least actuarially equivalent to Medicare Part D. The Medicare Act is expected to ultimately reduce MidAmerican Energy’s postretirement costs from what they would have been absent such changes. Detailed regulations pertaining to the Medicare Act were promulgated in July 2004 resulting in a $23.8 million reduction in the accumulated postretirement benefit obligation, which has been reflected as an actuarial gain in the table above. The impact of the Medicare Act on the net periodic postretirement benefit expense will initially be recognized in 2005 in conjunction with the next valuation of the postretirement plans.

 (10)   Segment Information

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

MidAmerican Energy’s external revenues by product and services are displayed on the Consolidated Statements of Operations.

The following tables provide information on an operating segment basis as of and for the years ended December 31 (in thousands):

	2004	2003	2002
Segment Profit Information
Operating revenues:
External revenues -
Generation	$579,251	$522,349	$415,921
Energy delivery	1,839,289	1,812,547	1,625,600
Transmission	29,088	25,916	20,721
Marketing & sales	248,725	235,000	173,917
Total	2,696,353	2,595,812	2,236,159

Intersegment revenues -
Generation	643,334	629,939	651,342
Energy delivery	(702,418)	(690,126)	(708,953)
Transmission	59,084	57,946	55,207
Marketing & sales	-	2,241	2,404
Total	-	-	-

Consolidated	$2,696,353	$2,595,812	$2,236,159

Depreciation and amortization expense (a):
Generation	$144,643	$145,645	$139,054
Energy delivery	111,172	121,296	117,893
Transmission	9,470	11,641	8,972
Marketing & sales	922	2,221	2,527
Total	$266,207	$280,803	$268,446

Interest and dividend income:
Generation	$2,349	$2,284	$3,783
Energy delivery	1,844	2,307	4,468
Transmission	204	346	530
Marketing & sales	4	19	51
Total	$4,401	$4,956	$8,832

Fixed charges:
Generation	$33,575	$30,364	$29,989
Energy delivery	33,225	37,745	40,737
Transmission	4,252	4,416	4,892
Marketing & sales	54	325	366
Total	71,106	72,850	75,984
Preferred dividends	(1,245)	(1,416)	(2,933)
Consolidated	$69,861	$71,434	$73,051

	2004	2003	2002
Segment Profit Information (continued)
Income before income taxes:
Generation	$135,899	$153,046	$150,040
Energy delivery	116,418	111,089	101,176
Transmission	53,916	47,364	40,403
Marketing & sales	5,132	6,943	1,499
Total	311,365	318,442	293,118
Preferred dividends	1,245	1,416	2,933
Consolidated	$312,610	$319,858	$296,051

Segment Asset Information
Capital expenditures:
Generation	$540,873	$215,952	$197,666
Energy delivery	164,957	143,507	151,178
Transmission	34,095	16,759	7,504
Marketing & sales	457	1,257	1,110
Total	$740,382	$377,475	$357,458

Total assets:
Generation	$2,229,909	$1,639,541	$1,544,527
Energy delivery	2,625,081	2,535,061	2,453,471
Transmission	277,771	242,435	239,325
Marketing & sales	42,725	56,743	52,143
Total	5,175,486	4,473,780	4,289,466
Reclassifications and intersegment eliminations (b)	(63,535)	(69,346)	(79,824)
Consolidated	$5,111,951	$4,404,434	$4,209,642

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

(11)   Income Taxes

MidAmerican Energy is included in the MidAmerican Energy Holdings consolidated income tax return. However, MidAmerican Energy’s income tax liability is computed on a stand-alone basis. Accordingly, all of MidAmerican Energy’s accrued and deferred income taxes are payable to MidAmerican Energy Holdings.

MidAmerican Energy’s income tax expense includes the following for the years ended December 31 (in thousands):

	2004	2003	2002
Current:
Federal	$64,827	$97,304	$135,657
State	1,797	33,411	47,908
	66,624	130,715	183,565
Deferred:
Federal	46,848	9,996	(44,179)
State	(6,950)	(5,074)	(14,750)
	39,898	4,922	(58,929)

Investment tax credit, net	(4,367)	(4,376)	(4,406)
Total	$102,155	$131,261	$120,230

The following table is a reconciliation of the statutory federal income tax rate and the effective federal and state income tax rate indicated by the Consolidated Statements of Operations for the years ended December 31:

	2004	2003	2002

Statutory federal income tax rate	35%	35%	35%
Amortization of investment tax credit	(1)	(1)	(1)
State income tax, net of federal income tax benefit	6	6	6
Settlement of income tax audits	(3)	-	-
Effects of ratemaking	(2)	2	2
Other	(2)	(1)	(1)
Effective federal and state income tax rate	33%	41%	41%

Deferred Income Taxes on the Consolidated Balance Sheets included the following as of December 31 (in thousands):

	2004	2003
Deferred tax assets related to:
Revenue sharing	$79,903	$63,243
Pensions	39,817	35,429
Investment tax credits	32,196	35,213
Nuclear reserves and decommissioning	27,111	35,956
Accrued liabilities	979	5,955
Other	4,259	5,927
	184,265	181,723

Deferred tax liabilities related to:
Depreciable property	498,223	436,384
Income taxes recoverable through future rates	163,108	142,598
Fuel cost recoveries	6,028	12,864
Reacquired debt	3,876	5,665
	671,235	597,511

Net deferred income tax liability	$486,970	$415,788

(12)   Risk Management and Energy Trading

MidAmerican Energy is exposed to loss of net income, cash flows and asset values due to market risk, including: 1) changes in the market price of gas, electricity and fuel used in its regulated and nonregulated businesses, 2) changes in the value of open positions in its nonregulated trading operations, 3) variations in the severity of weather conditions from normal, and 4) changes in interest rates. See also Note (13) for a discussion of MidAmerican Energy’s exposure to credit risk. To manage these exposures, MidAmerican Energy enters into various financial derivative instruments, including futures, over-the-counter swaps and forward physical contracts. Senior management provides the overall direction, structure, conduct and control of MidAmerican Energy's risk management activities, including authorization and communication of risk management policies and procedures, the use of financial derivative instruments, strategic hedging program guidelines, appropriate market and credit risk limits, and appropriate systems for recording, monitoring and reporting the results of transactional and risk management activities.

As of December 31, 2004, MidAmerican Energy held derivative instruments used for non-trading and trading purposes with the following fair values (in thousands):

	Maturity in	Maturity in
Contract Type	2005	2006-08	Total
Non-trading:
Regulated electric assets	$2,260	$431	$2,691
Regulated electric (liabilities)	(10,057)	(4,817)	(14,874)
Regulated gas assets	2,973	1,798	4,771
Regulated gas (liabilities)	(21,921)	-	(21,921)
Regulated weather (liabilities)	(4,495)	-	(4,495)
Nonregulated electric assets	1,957	372	2,329
Nonregulated electric (liabilities)	(1,158)	(214)	(1,372)
Nonregulated gas assets	5,937	1,919	7,856
Nonregulated gas (liabilities)	(6,606)	(1,558)	(8,164)
Total	(31,110)	(2,069)	(33,179)

Trading:
Nonregulated gas assets	993	-	993
Nonregulated gas (liabilities)	(430)	(100)	(530)
Total	563	(100)	463

Total MidAmerican Energy assets	$14,120	$4,520	$18,640
Total MidAmerican Energy (liabilities)	$(44,667)	$(6,689)	$(51,356)

Commodity Price Risk

Under the current regulatory framework, MidAmerican Energy is allowed to recover its cost of gas from all of its regulated gas customers through a purchased gas adjustment clause included in revenues. Accordingly, MidAmerican Energy’s regulated gas customers, although ensured of the availability of gas supplies, retain the risk associated with market price volatility. In order to mitigate a portion of the market price risk retained by its regulated gas customers through the purchased gas adjustment clause, MidAmerican Energy uses natural gas futures, options and over-the-counter agreements The realized gains and losses on these derivative instruments are recovered from regulated gas customers through the purchased gas adjustment clause.

MidAmerican Energy is exposed to variations in the price of fuel for generation and the price of purchased power. Under typical operating conditions, MidAmerican Energy has sufficient generation to supply its regulated retail electric needs, but may, at times, need to purchase electric power. MidAmerican Energy may incur a loss if the costs of fuel for generation or any purchases of electric power are higher than MidAmerican Energy is permitted to recover from its customers under current electric rates. MidAmerican Energy uses physical and financial forward contracts to mitigate these regulated electric price risks.

MidAmerican Energy also derives revenues from nonregulated retail sales of natural gas and electricity to commercial and industrial end users. Pricing provisions are individually negotiated with these customers and may include fixed prices, prices based on a daily or monthly market index or prices based on MidAmerican Energy’s actual costs. MidAmerican Energy enters into natural gas futures, options and swap agreements to economically hedge gas commodity prices for physical delivery to nonregulated customers. Forward physical supply contracts are generally entered into in close proximity to entering into retail electric contracts to offset the impact of variances in electricity prices. Nonregulated retail physical electric contracts are considered "normal" purchases or sales and gains and losses on such contracts are recognized when settled. All other nonregulated gas and electric contracts are recorded at fair value.

Derivative instruments are used to economically hedge both committed and forecasted energy purchases and sales. Realized gains and losses on all hedges are recognized in income as operating revenues; cost of fuel, energy and capacity; or cost of gas sold, depending upon the nature of the item being hedged. Net unrealized gains and losses on hedges utilized for regulated purposes are recorded as regulatory assets or liabilities. Hedges that offset the variability in earnings and cash flows related to forecasted transactions are referred to as cash flow hedges. Unrealized gains or losses on cash flow hedges used for nonregulated purposes are recorded as other comprehensive income and reflected in net income when the forecasted transaction is realized.

Trading Risk

MidAmerican Energy also uses natural gas and electricity derivative instruments for proprietary trading purposes under strict guidelines outlined by senior management. Derivative instruments held for trading purposes are recorded at fair value and any unrealized gains or losses are reported in earnings.

Weather Risk

MidAmerican Energy and its customers are exposed to the effect of variations in weather conditions on sales and purchases of electricity and natural gas. MidAmerican Energy may enter into degree day swaps to offset a portion of the financial impact of those variations on MidAmerican Energy or its customers.

(13)   Concentration of Credit Risk

Regulated Utility Operations

MidAmerican Energy's regulated electric utility operations serve approximately 610,000 customers in Iowa, 84,000 customers in western Illinois and 4,000 customers in southeastern South Dakota. MidAmerican Energy's regulated gas utility operations serve 532,000 customers in Iowa, 66,000 customers in western Illinois, 77,000 customers in southeastern South Dakota and 5,000 customers in northeastern Nebraska. The largest communities served by MidAmerican Energy are the Iowa and Illinois Quad-Cities; Des Moines, Sioux City, Cedar Rapids, Waterloo, Iowa City and Council Bluffs, Iowa; and Sioux Falls, South Dakota. MidAmerican Energy's utility operations grant unsecured credit to customers, substantially all of whom are local businesses and residents. As of December 31, 2004, billed receivables from MidAmerican Energy's utility customers, totaled $137.3 million.

Nonregulated Retail Operations

MidAmerican Energy's nonregulated retail operations provide energy services to approximately 3,300 gas and electric customers in Iowa, Illinois, and Ohio. In the ordinary course of business, MidAmerican Energy's nonregulated retail operations grant unsecured credit to customers, substantially all of which are commercial, industrial, non-profit, or other business concerns. MidAmerican Energy analyzes each counterparty’s financial condition prior to entering into any agreement to provide energy services. As of December 31, 2004, billed receivables from MidAmerican Energy's nonregulated retail customers totaled $15.8 million. Billed receivables from any one customer did not exceed 2.0% of total nonregulated retail billed receivables.

Wholesale Operations

MidAmerican Energy extends unsecured credit to certain commercial and industrial end-users, other utilities, energy marketers, and financial institutions in conjunction with wholesale energy marketing and trading activities. MidAmerican Energy analyzes the financial condition of each wholesale counterparty before entering into any transactions, establishes limits on the amount of unsecured credit to be extended to each counterparty, and evaluates the appropriateness of unsecured credit limits on an ongoing basis. Credit exposures relative to approved limits are monitored daily, with all exceptions to approved limits reported to senior management. MidAmerican Energy defines credit exposure as the potential loss in value in the event of non-payment or non-performance by a counterparty, which includes not only accounts receivable, but also the replacement, or mark-to-market value of contracts for future performance. MidAmerican Energy seeks to negotiate contractual arrangements with wholesale counterparties to provide for net settlement of monthly accounts receivable and accounts payable and net settlement of contracts for future performance in the event of default. Accounts payable are deducted from calculations of credit exposure for counterparties with whom such contractual arrangements exist. MidAmerican Energy also seeks to negotiate contractual arrangements that provide for the exchange of collateral in the event that credit exposure to a particular counterparty (1) exceeds a specified threshold or (2) in the event of a material adverse change in such counterparty’s financial condition or downgrade in its credit ratings to below “investment grade” by a nationally recognized statistical rating organization such as Moody’s or Standard & Poor’s. MidAmerican Energy periodically requests and receives collateral, typically in the form of cash or letters of credit, from counterparties with credit exposure in excess of established limits. As of December 31, 2004, 72.3% of MidAmerican Energy’s credit exposure, net of collateral, from wholesale operations was with counterparties having “investment grade” credit ratings and credit exposure to any single counterparty, net of collateral, did not exceed 12.0% of aggregate credit exposure, net of collateral, to all wholesale counterparties.

MidAmerican Energy’s credit exposure with respect to wholesale natural gas, electricity, and derivatives transactions is summarized below as of December 31, 2004 (dollars in thousands).

Exposure, Net of Collateral	Credit Exposure	Collateral Held	Credit Exposure, Net of Collateral	% of Credit

AA-/Aa3 and above	$2,308	$-	$2,308	4.3%
A-/A3 to A+/A1	15,335	-	15,335	28.6
BBB-/Baa3 to BBB+/Baa1	21,213	-	21,213	39.5
BB-/Ba3 to BB+/Ba1	8,619	-	8,619	16.0
B+/B1 or lower	475	875	-	-
Unrated	9,073	5,750	6,248	11.6

Total credit exposure	$57,023	$6,625	$53,723	100.0%

(14)   Asset Retirement Obligations

In January 2003 MidAmerican Energy adopted SFAS No. 143 “Accounting for Asset Retirement Obligations” and recognized a liability for legal obligations associated with the retirement of certain long-lived assets. Concurrent with the recognition of the liability, the estimated cost of the asset retirement obligation (“ARO”) was capitalized and is being depreciated over the remaining life of the asset. The difference between the ARO liability, the ARO net asset, and amounts recovered from regulated customers to satisfy such liabilities is recorded as a regulatory asset or liability.

At December 31, 2004, $154.2 million of the ARO liability pertained to the decommissioning of Quad Cities Station. Also at December 31, 2004, $207.5 million of assets reflected in Investments and Nonregulated Property, Net are restricted for satisfying the Quad Cities Station ARO liability.

The change in the balance of the ARO liability is summarized as follows (in thousands):

	2004	2003

Balance January 1	$269,124	$275,228
Revision to nuclear decommissioning ARO liability	(120,098)	(21,902)
Addition for new wind power facilities	2,777	-
Accretion	15,042	15,798
Balance December 31	$166,845	$269,124

The 2003 revision to the nuclear decommissioning ARO liability was due to the results of a decommissioning study performed by the plant operator. The 2004 revision is a result of a change in the assumed life of Quad Cities Station pursuant to a 20-year extension to the operating license of the plant by the Nuclear Regulatory Commission in October 2004 and its impact on the timing of related cash flows.

In addition to the ARO liabilities, MidAmerican Energy has accrued for the cost of removing other electric and gas assets through its depreciation rates, in accordance with accepted regulatory practices. These accruals are reflected as regulatory liabilities and total $428.7 million and $408.6 million at December 31, 2004 and 2003, respectively.

(15)   Fair Value of Financial Instruments

The following table presents the carrying amount and estimated fair value of MidAmerican Energy’s long-term debt, including the current portion, as of December 31 (in thousands):

	2004	2003

Carrying amount	$1,422,527	$1,128,647
Estimated fair value	1,494,385	1,184,974

Investments in the Quad Cities Station decommissioning trust are reported at market value in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” As of December 31, 2004, the total fair value of the investments was $207.5 million and the related total cost was $172.5 million. As of December 31, 2003, the total fair value of the investments was $184.2 million and the related total cost was $157.8 million. Refer to Notes (1)(f) and (4)(c) for further discussion of the Quad Cities Station decommissioning trust.

(16)   Non-Operating Other Income and Expense

Non-Operating Income - Other Income, as shown on the Consolidated Statements of Operations, includes the following for the years ended December 31 (in thousands):

	2004	2003	2002

Allowance for equity funds used during construction	$18,949	$11,377	$8,621
Corporate-owned life insurance income	5,447	6,314	1,333
Fee for sold receivables	-	-	1,340
Gain on sale of assets	-	-	1,164
Other	893	1,030	1,605
Total	$25,289	$18,721	$14,063

Non-Operating Income - Other Expense consists primarily of items not recoverable from MidAmerican Energy’s regulated utility customers. Additionally, the year ended December 31, 2002, included a discount on sold receivables totaling $6.4 million.

(17)   Affiliated Company Transactions

The companies identified as affiliates of MidAmerican Energy are MidAmerican Energy Holdings and its subsidiaries. The basis for these charges is provided for in service agreements between MidAmerican Energy and its affiliates.

MidAmerican Energy was reimbursed for charges incurred on behalf of its affiliates. The majority of these reimbursed expenses were for employee wages and benefits, insurance, building rent, computer costs, administrative services, travel expense, and general and administrative expense; including treasury, legal, and accounting functions. The amount of such reimbursements was $58.9 million, $49.1 million and $34.5 million for 2004, 2003 and 2002, respectively.

MidAmerican Energy reimbursed MidAmerican Energy Holdings in the amount of $11.4 million, $12.2 million and $10.4 million in 2004, 2003 and 2002, respectively, for its allocated share of corporate expenses.

MidAmerican Energy had an agreement with Cordova Energy Company, LLC, a subsidiary of MidAmerican Energy Holdings, to purchase electric capacity and energy from a gas-fired combined cycle generation plant which started commercial operation in June 2001. The agreement, which terminated in May 2004, provided for MidAmerican Energy to purchase up to 50% of the net capacity of the plant and to supply the fuel stock required to generate the energy purchased. MidAmerican Energy’s payments for monthly capacity charges totaled $12.7 million for 2004, $26.6 million for 2003 and $21.2 million for 2002.

In August 2002, Northern Natural Gas Company (“NNG”) became an affiliate of MidAmerican Energy when NNG was purchased by MidAmerican Energy Holdings. NNG has been and is one of MidAmerican Energy’s suppliers of natural gas transportation and storage capacity. MidAmerican Energy’s net purchases of natural gas transportation and storage capacity from NNG totaled $48.3 million in 2004, $53.5 million in 2003 and $17.9 million in August through December 2002.

MidAmerican Energy had accounts receivable from affiliates of $3.1 million and $7.4 million as of December 31, 2004 and 2003, respectively, that are included in Receivables on the Consolidated Balance Sheets. MidAmerican Energy also had accounts payable to affiliates of $2.4 million and $1.6 million as of December 31, 2004 and 2003, respectively, that are included in Accounts Payable on the Consolidated Balance Sheets.

MidAmerican Energy may make distributions on its capital stock subject to regulatory restrictions agreed to by MidAmerican Energy in March 1999. At that time, MidAmerican Energy committed to the IUB to use commercially reasonable efforts to maintain an investment grade rating on its long-term debt and to maintain its common equity level above 42% of total capitalization unless circumstances beyond its control result in the common equity level decreasing to below 39% of total capitalization. MidAmerican Energy must seek the approval from the IUB of a reasonable utility capital structure if its common equity level decreases below 42% of total capitalization, unless the decrease is beyond the control of MidAmerican Energy. MidAmerican Energy is also required to seek the approval of the IUB if MidAmerican Energy’s equity level decreases to below 39%, even if the decrease is due to circumstances beyond the control of MidAmerican Energy. A transfer of assets between MidAmerican Energy and any of its affiliates, subject to certain nonmaterial exceptions, requires the prior approval of either or both the IUB and the ICC.

(18)   Unaudited Quarterly Operating Results

	2004
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands)
Operating revenues	$839,932	$573,971	$565,253	$717,197
Operating income	111,449	59,362	115,259	70,326
Net income	64,887	28,571	66,158	50,839
Earnings on common stock	64,578	28,259	65,846	50,527

	2003
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands)
Operating revenues	$815,196	$535,883	$576,001	$668,732
Operating income	116,158	70,148	131,191	53,323
Net income	58,692	33,132	64,305	32,468
Earnings on common stock	58,255	32,805	63,978	32,143

Quarterly data reflect seasonal variations common in the utility industry.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Member
MidAmerican Funding, LLC
Des Moines, Iowa

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of MidAmerican Funding, LLC and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations, comprehensive income, retained earnings, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MidAmerican Funding, LLC and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note (14) to the consolidated financial statements, the Company changed its accounting policy for asset retirement obligations in 2003.

/s/ Deloitte & Touche LLP

Des Moines, Iowa
February 25, 2005

MIDAMERICAN FUNDING, LLC
CONSOLIDATED BALANCE SHEETS
(In thousands)

	As of December 31,
	2004	2003
ASSETS
Utility Plant, Net
Electric	$5,498,878	$5,030,960
Gas	957,011	922,099
	6,455,889	5,953,059
Accumulated depreciation and amortization	(2,956,856)	(2,810,336)
	3,499,033	3,142,723
Construction work in progress	369,406	217,537
	3,868,439	3,360,260

Current Assets
Cash and cash equivalents	127,867	4,558
Receivables, less reserves of $8,748 and $7,554, respectively	337,333	305,198
Inventories	89,646	85,465
Other	22,585	43,572
	577,431	438,793

Investments and Nonregulated Property, Net	375,230	350,746
Goodwill	1,268,082	1,274,454
Regulatory Assets	227,997	261,696
Other Assets	110,065	51,665
Total Assets	$6,427,244	$5,737,614

CAPITALIZATION AND LIABILITIES

Capitalization
Member’s equity	$2,042,403	$1,863,769
MidAmerican Energy preferred securities	30,329	31,759
Long-term debt, excluding current portion	2,031,509	1,772,496
	4,104,241	3,668,024
Current Liabilities
Notes payable	-	48,000
Note payable to affiliate	31,500	10,450
Current portion of long-term debt	91,018	56,151
Accounts payable	242,966	200,549
Taxes accrued	77,388	79,304
Interest accrued	29,612	26,017
Other	84,032	68,044
	556,516	488,515
Other Liabilities
Deferred income taxes	518,004	453,320
Investment tax credits	48,143	52,510
Asset retirement obligations	166,845	269,124
Regulatory liabilities	677,489	574,490
Other	356,006	231,631
	1,766,487	1,581,075

Total Capitalization and Liabilities	$6,427,244	$5,737,614

The accompanying notes are an integral part of these financial statements.

80

MIDAMERICAN FUNDING, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Years Ended December 31,
	2004	2003	2002
Operating Revenues
Regulated electric	$1,421,709	$1,397,997	$1,353,431
Regulated gas	1,010,909	947,393	695,799
Nonregulated	269,082	254,849	191,649
	2,701,700	2,600,239	2,240,879
Operating Expenses
Regulated:
Cost of fuel, energy and capacity	399,959	397,727	346,685
Cost of gas sold	789,975	720,633	482,837
Other operating expenses	378,645	360,090	394,436
Maintenance	177,087	153,405	135,487
Depreciation and amortization	264,952	279,650	266,983
Property and other taxes	81,192	80,122	76,025
	2,091,810	1,991,627	1,702,453
Nonregulated:
Cost of sales	231,953	216,175	159,391
Other	21,990	24,569	29,047
	253,943	240,744	188,438
Total operating expenses	2,345,753	2,232,371	1,890,891

Operating Income	355,947	367,868	349,988

Non-Operating Income
Interest and dividend income	4,509	4,975	19,636
Marketable securities gains (losses), net	480	204	(5,094)
Other income	29,541	24,527	26,972
Other expense	(5,267)	(10,096)	(31,273)
	29,263	19,610	10,241

Fixed Charges
Interest on long-term debt	119,004	119,333	119,129
Other interest expense	6,184	4,061	3,431
Preferred dividends of subsidiaries	1,245	1,416	4,507
Allowance for borrowed funds	(7,816)	(4,586)	(3,336)
	118,617	120,224	123,731

Income Before Income Taxes	266,593	267,254	236,498
Income Taxes	87,336	110,078	99,782

Net Income	$179,257	$157,176	$136,716

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN FUNDING, LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,
	2004	2003	2002

Net Income	$179,257	$157,176	$136,716

Other Comprehensive Income (Loss)
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) during period-
Before income taxes	136	384	(9,512)
Income tax (expense) benefit	(48)	(135)	3,329
	88	249	(6,183)
Less realized gains (losses) reflected in net income during period-
Before income taxes	480	71	(4,735)
Income tax benefit	(168)	(25)	1,657
	312	46	(3,078)

Net unrealized gains (losses)	(224)	203	(3,105)

Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) during period-
Before income taxes	-	(7,372)	(2,458)
Income tax (expense) benefit	-	3,065	1,022
	-	(4,307)	(1,436)
Less realized gains (losses) reflected in net income during period-
Before income taxes	682	5,513	2,277
Income tax (expense) benefit	(283)	(2,292)	(946)
	399	3,221	1,331
Less net unrealized gains (losses) reclassified to regulatory assets and liabilities -
Before income taxes	-	(12,369)	-
Income tax benefit	-	5,142	-
	-	(7,227)	-

Net unrealized gains (losses)	(399)	(301)	(2,767)

Other comprehensive income (loss)	(623)	(98)	(5,872)

Comprehensive Income	$178,634	$157,078	$130,844

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN FUNDING, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Years Ended December 31,
	2004	2003	2002
Net Cash Flows From Operating Activities
Net income	$179,257	$157,176	$136,716
Adjustments to reconcile net income to net cash provided:
Depreciation and amortization	266,409	281,001	269,412
Deferred income taxes and investment tax credit, net	30,263	4,558	(74,561)
Amortization of other assets and liabilities	17,199	30,998	40,412
Gain on sale of securities, assets and other investments	(316)	(151)	(3,840)
Loss from impairment of assets and investments	1,735	6,375	23,584
Income on equity investments	-	(1,755)	(7,919)
Power purchase contract restructuring receipt	-	-	39,100
Cash outflows of accounts receivable securitization	-	-	(44,000)
Impact of changes in working capital-
Marketable securities, trading	-	4,939	15,804
Receivables, net	(28,717)	16,500	(109,729)
Inventories	(4,181)	3,027	(5,153)
Accounts payable	28,164	(48,691)	40,477
Taxes accrued	(1,916)	(6,683)	24,718
Other current assets and liabilities	9,231	(1,704)	17,007
Other	(3,548)	(28,915)	3,587
Net cash provided by operating activities	493,580	416,675	365,615

Net Cash Flows From Investing Activities
Utility construction expenditures	(631,962)	(344,137)	(331,287)
Quad Cities Station decommissioning trust fund	(8,299)	(8,299)	(8,299)
Proceeds from sale of assets and other investments	1,511	326	12,138
Note receivable from affiliate	-	-	151,888
Other investing activities, net	4,791	9,654	11,481
Net cash used in investing activities	(633,959)	(342,456)	(164,079)

Net Cash Flows From Financing Activities
Common dividends paid	-	(172,500)	(233,493)
Issuance of long-term debt, net	347,769	272,550	391,352
Retirement of long-term debt, including reacquisition cost	(56,168)	(202,076)	(187,290)
Note payable to affiliate	21,050	10,450	-
Net decrease in notes payable	(48,000)	(7,000)	(36,780)
Reacquisition of preferred securities	(1,430)	-	(126,680)
Other	467	-	-
Net cash provided by (used in) financing activities	263,688	(98,576)	(192,891)

Net Increase (Decrease) in Cash and Cash Equivalents	123,309	(24,357)	8,645
Cash and Cash Equivalents at Beginning of Year	4,558	28,915	20,270
Cash and Cash Equivalents at End of Year	$127,867	$4,558	$28,915
Supplemental Disclosure:
Interest paid, net of amounts capitalized	$108,470	$112,434	$116,185
Income taxes paid	$54,275	$117,566	$124,002

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN FUNDING, LLC
CONSOLIDATED STATEMENTS OF CAPITALIZATION
(In thousands, except share amounts)

	As of December 31,
	2004		2003
Member’s Equity
Paid in capital	$1,669,753		$1,669,753
Retained earnings	372,604		193,347
Accumulated other comprehensive income, net:
Unrealized gain on securities	46		270
Unrealized gain on cash flow hedges	-		399
	2,042,403	49.8%	1,863,769	50.8%
MidAmerican Energy Preferred Securities (100,000,000 shares authorized)
Cumulative shares outstanding; not subject to mandatory redemption:
$3.30 Series, 49,451 shares	4,945		4,945
$3.75 Series, 38,305 shares	3,831		3,831
$3.90 Series, 32,630 shares	3,263		3,263
$4.20 Series, 47,362 shares	4,736		4,736
$4.35 Series, 49,945 shares	4,994		4,994
$4.40 Series, 35,697 and 50,000 shares, respectively	3,570		5,000
$4.80 Series, 49,898 shares	4,990		4,990
	30,329	0.7%	31,759	0.9%
Long-Term Debt
MidAmerican Energy:
Mortgage bonds -
7.0% Series, due 2005	-		90,500
Pollution control revenue obligations -
6.1% Series due 2007	1,000		1,000
5.95% Series, due 2023 (secured by general mortgage bonds)	29,030		29,030
Variable rate series -
Due 2016 and 2017, 2.05% and 1.26%, respectively	37,600		37,600
Due 2023 (secured by general mortgage bonds),
2.05% and 1.26%, respectively	28,295		28,295
Due 2023, 2.05% and 1.26%, respectively	6,850		6,850
Due 2024, 2.05% and 1.26%, respectively	34,900		34,900
Due 2025, 2.05% and 1.26%, respectively	12,750		12,750
Notes -
6.375% Series, due 2006	160,000		160,000
5.125% Series, due 2013	275,000		275,000
4.65% Series, due 2014	350,000		-
6.75% Series, due 2031	400,000		400,000
Obligation under capital lease	1,524		2,060
Unamortized debt premium and discount, net	(5,440)		(5,489)
Total MidAmerican Energy	1,331,509	32.4%	1,072,496	29.2%
MidAmerican Funding parent:
6.339% Senior Secured Notes Due 2009	175,000		175,000
6.75% Senior Secured Notes Due 2011	200,000		200,000
6.927% Senior Secured Notes Due 2029	325,000		325,000
Total MidAmerican Funding parent	700,000	17.1%	700,000	19.1%
	2,031,509	49.5%	1,772,496	48.3%
Total Capitalization	$4,104,241	100.0%	$3,668,024	100.0%

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN FUNDING, LLC
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
(In thousands)

	Years Ended December 31,
	2004	2003	2002

Beginning of Year	$193,347	$208,671	$305,448

Net Income	179,257	157,176	136,716

Deduct Dividends Declared	-	172,500	233,493

End of Year	$372,604	$193,347	$208,671

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN FUNDING, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MIDAMERICAN FUNDING, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   Summary of Significant Accounting Policies

    (a) Company Organization

MidAmerican Funding, LLC ("MidAmerican Funding") is an Iowa limited liability company with MidAmerican Energy Holdings Company ("MidAmerican Energy Holdings") as its sole member. MidAmerican Funding’s direct wholly owned subsidiary is MHC Inc. ("MHC"), which constitutes substantially all of MidAmerican Funding’s assets, liabilities and business activities except those related to MidAmerican Funding’s long-term debt securities. MHC, MidAmerican Funding and MidAmerican Energy Holdings are exempt public utility holding companies headquartered in Des Moines, Iowa. MHC’s principal subsidiary is MidAmerican Energy Company ("MidAmerican Energy"), a public utility with electric and natural gas operations. Other direct wholly owned subsidiaries of MHC are InterCoast Capital Company (“InterCoast Capital”), Midwest Capital Group, Inc., MidAmerican Services Company and MEC Construction Services Co.

    (b) Principles of Consolidation and Preparation of Financial Statements

The accompanying Consolidated Financial Statements include MidAmerican Funding and its subsidiaries. All significant intercompany transactions have been eliminated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Certain classification of amounts for 2004 are different than that of prior years. Accordingly, historical amounts have been reclassified.

    (c) Accounting for the Effects of Certain Types of Regulation

Refer to Note (1)(c) of MidAmerican Energy’s Notes to Consolidated Financial Statements.

    (d) Revenue Recognition

Refer to Note (1)(d) of MidAmerican Energy’s Notes to Consolidated Financial Statements.

    (e) Depreciation and Amortization

Refer to Note (1)(e) of MidAmerican Energy’s Notes to Consolidated Financial Statements.

(f) Investments and Nonregulated Property, Net

Investments and Nonregulated Property, Net includes the following amounts as of December 31 (in thousands):

	2004	2003

Nuclear decommissioning trust fund	$207,464	$184,171
Rabbi trusts	111,944	99,957
Equipment leases	25,910	29,549
Coal transportation property, net of accumulated depreciation of $2,287 and $1,996, respectively	9,632	9,923
MidAmerican Energy non-utility property, net of accumulated depreciation of $3,124 and $2,169, respectively	8,063	8,727
Real estate, net of accumulated depreciation of $562 and $526, respectively	5,605	5,755
Energy projects	2,468	7,567
Other venture capital investments	1,677	2,596
Marketable securities, available-for-sale	845	533
Other	1,622	1,968
Total	$375,230	$350,746

Investments held by the nuclear decommissioning trust fund for the Quad Cities Station units are classified as available-for-sale and are reported at fair value. An amount equal to the net unrealized gains and losses on those investments is recorded as an adjustment to the asset retirement obligation regulatory asset, which is included in Regulatory Assets or Regulatory Liabilities on the Consolidated Balance Sheets. Funds are invested in accordance with applicable federal investment guidelines and are restricted for use as reimbursement for costs of decommissioning MidAmerican Energy’s Quad Cities Station.

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

Equipment leases, which are accounted for as leveraged leases and held by InterCoast Capital, are comprised primarily of equity financing provided for five commercial passenger aircraft leased to major domestic airlines and a seven percent undivided interest in an electric generating station, which is leased to a utility located in Arizona. InterCoast Capital’s initial equity investment in the aircraft represented 20% - 34% of the purchase price; the remaining amount was furnished by third-party non-recourse lenders. InterCoast Capital has also invested in safe harbor lease transactions involving ferryboats leased to entities engaged in providing recreational boat tours. The investments are exposed to the credit risk of the lessees. The carrying pre-tax values as of December 31 (in thousands) and the years of termination for the equipment leases are as follows:

			Year of
	2004	2003	Termination

Aircraft	$18,229	$20,926	2008/2009
Electric generation station	7,309	8,191	2015
Safe harbor	372	432	periodically through 2015
Total	$25,910	$29,549

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

The investment in real estate is comprised primarily of a 1,920 acre planned residential and commercial development community located in the southeast corner of South Dakota. As of December 31, 2004, 46.1% of the development available for sale had been sold.

Energy projects consist of investments in solar electric generating facilities, a hydroelectric development company, energy marketing assets and a gas-fired cogeneration plant. The investments are supported by long-term sales contracts to electric utilities primarily based on market price.

Other venture capital investments include investments in independently managed funds, consisting principally of energy-related venture capital funds.  The investments are accounted for using the cost or equity method of accounting, depending on MidAmerican Funding’s level of ownership and management control.  Most of the special purpose funds have stated termination dates, ranging from 2005 through 2007.  At the time of fund termination, any remaining investments in the fund are liquidated and distributions are made to investors.

Marketable securities, which consist of investments in common stocks, are classified as available-for-sale and reported at fair value, with net unrealized gains and losses reported as a net of tax amount in Member’s Equity until realized. An other-than-temporary decline in the value of a marketable security is recognized through a write-down of the investment and charged to earnings.

(g) Consolidated Statements of Cash Flows

MidAmerican Funding considers all cash and highly liquid debt instruments purchased with an original maturity of three months or less to be cash and cash equivalents for the Consolidated Statements of Cash Flows.

(h) Accounting for Cooper Nuclear Station Power Purchase Contract

Refer to Note (1)(h) of MidAmerican Energy’s Notes to Consolidated Financial Statements.

(i) Accounting for Derivatives

Refer to Note (1)(i) of MidAmerican Energy’s Notes to Consolidated Financial Statements.

    (j) Income Taxes

Refer to Note (1)(j) of MidAmerican Energy’s Notes to Consolidated Financial Statements.

(k) Goodwill

Goodwill resulting from past business combinations is not amortized. Periodically, such balances are evaluated for possible impairment.

Based on MidAmerican Funding’s annual goodwill impairment test completed as of October 31, 2004, no impairment was indicated for goodwill. In 2003 and 2004, MidAmerican Funding adjusted goodwill for a change in related deferred income taxes due to resolution of tax issues existing at the time of purchase. The following table shows the change in the carrying amount of goodwill by reportable segment for the years ended December 31, 2004 and 2003 (in thousands):

	Generation	Delivery	Transmission	Total

Balance at January 1, 2003	$927,819	$263,152	$84,172	$1,275,143
Income tax adjustment	(338)	(246)	(105)	(689)
Balance at December 31, 2003	927,481	262,906	84,067	1,274,454
Income tax adjustment	(4,622)	(1,331)	(419)	(6,372)
Balance at December 31, 2004	$922,859	$261,575	$83,648	$1,268,082

(2)   Jointly Owned Utility Plant

Refer to Note (2) of MidAmerican Energy’s Notes to Consolidated Financial Statements.

(3)   Inventories

Refer to Note (3) of MidAmerican Energy’s Notes to Consolidated Financial Statements.

(4)   Commitments and Contingencies

Refer to Notes (4)(a) through (4)(g) of MidAmerican Energy’s Notes to Consolidated Financial Statements for MidAmerican Energy commitments and contingencies disclosures.

(h) Other Commitments and Contingencies

InterCoast Capital has issued a letter of credit totaling $6.0 million in conjunction with an energy project investment, $0.9 million of which was drawn as of December 31, 2004. The letter of credit is reflected in Other Liabilities-Other on MidAmerican Funding‘s Consolidated Balance Sheets.

MidAmerican Funding is involved in a number of other legal proceedings and claims. While management is unable to predict the ultimate outcome of these matters, it is not expected that their resolution will have a material adverse effect on the results of operations and financial condition.

(5)   Rate Matters

Refer to Note (5) of MidAmerican Energy’s Notes to Consolidated Financial Statements.

(6)   Long-Term Debt

MidAmerican Funding's annual sinking fund requirements and maturities of long-term debt for 2005 through 2009 are approximately $91 million, $161 million, $2 million, zero and $175 million, respectively. Refer to MidAmerican Funding's Consolidated Statements of Capitalization for detail of long-term debt.

MidAmerican Energy's Variable Rate Pollution Control Revenue Obligations bear interest at rates that are periodically established through remarketing of the bonds in the short-term tax-exempt market. MidAmerican Energy, at its option, may change the mode of interest calculation for these bonds by selecting from among several alternative floating or fixed rate modes. The interest rate shown in the Consolidated Statements of Capitalization is the weighted average interest rate as of December 31, 2004 and 2003. MidAmerican Energy maintains a revolving credit facility agreement to provide liquidity for holders of these issues.

The indenture pertaining to MidAmerican Energy’s unsecured senior notes provides that if MidAmerican Energy were to issue secured debt in the future, then such unsecured senior notes, as may then be existing, would equally and ratably be secured thereby. As of December 31, 2004, MidAmerican Energy was in compliance with all of its applicable long-term debt covenants.

On October 1, 2004, MidAmerican Energy issued $350 million of 4.65% medium-term notes due in 2014. The proceeds were used for general corporate purposes.

MidAmerican Funding parent company long-term debt is secured by a pledge of the common stock of MHC. The notes and bonds:

• are the direct senior secured obligations of MidAmerican Funding;
• rank on an equal basis with all of MidAmerican Funding’s other existing and future senior obligations;
• rank senior to all of MidAmerican Funding’s existing and future subordinated indebtedness; and
• effectively rank junior to all indebtedness and other liabilities, including preferred stock, of the direct and indirect subsidiaries of MidAmerican Funding, to the extent of the assets of these subsidiaries.

MidAmerican Funding may redeem any series of the notes and bonds in whole or in part at any time at a redemption price equal to the sum of:

• the greater of the following:

(1) 100% of the principal amount of the series being redeemed, and

(2) the sum of the present values of the remaining scheduled payments of principal and interest on the series being redeemed, discounted to the date of redemption on a semiannual basis at the treasury yield plus (x) 15 basis points in the case of the 2009 notes (y) 20 basis points in the case of the 2011 notes , or (z) 25 basis points in the case of the 2029 Bonds, plus

• accrued and unpaid interest on the securities being redeemed to the date of redemption.

MidAmerican Funding uses distributions that it receives from its subsidiaries to make payments on the Notes and Bonds. These subsidiaries must make payments on their own indebtedness before making distributions to MidAmerican Funding. The distributions are also subject to utility regulatory restrictions agreed to by MidAmerican Energy in March 1999. At that time, MidAmerican Energy committed to the IUB to use commercially reasonable efforts to maintain an investment grade rating on its long-term debt and to maintain its common equity level above 42% of total capitalization unless circumstances beyond its control result in the common equity level decreasing to below 39% of total capitalization. MidAmerican Energy must seek the approval from the IUB of a reasonable utility capital structure if MidAmerican Energy’s common equity level decreases below 42% of total capitalization, unless the decrease is beyond the control of MidAmerican Energy. MidAmerican Energy is also required to seek the approval of the IUB if MidAmerican Energy’s equity level decreases to below 39%, even if the decrease is due to circumstances beyond the control of MidAmerican Energy.

As of December 31, 2004, MidAmerican Funding was in compliance with all of its applicable long-term debt covenants.

Each of MidAmerican Funding’s direct or indirect subsidiaries is organized as a legal entity separate and apart from MidAmerican Funding and its other subsidiaries. It should not be assumed that any asset of any subsidiary of MidAmerican Funding will be available to satisfy the obligations of MidAmerican Funding or any of its other subsidiaries; provided, however, that unrestricted cash or other assets which are available for distribution may, subject to applicable law and the terms of financing arrangements of such parties, be advanced, loaned, paid as dividends or otherwise distributed or contributed to MidAmerican Funding, one of its subsidiaries or affiliates thereof. As of December 31, 2004, substantially all of the former Midwest Power Systems Inc., a predecessor company, electric utility property in Iowa, or approximately 49% of MidAmerican Energy’s gross utility plant, was pledged to secure $147.8 million in mortgage bonds, of which $90.5 million matured on February 15, 2005. The remaining $57.3 million matures on May 1, 2023.

(7)   Short-Term Borrowing

Interim financing of working capital needs and the construction program may be obtained with unaffiliated parties from the sale of commercial paper or short-term borrowing from banks. Information regarding short-term debt follows (dollars in thousands):

	2004	2003

Balance at year-end	$-	$48,000
Weighted average interest rate on year-end balance	-%	1.0%
Average daily amount outstanding during the year	$3,579	$1,960
Weighted average interest rate on average daily amount outstanding during the year	1.1%	1.2%

MidAmerican Energy has authority from the FERC to issue through April 14, 2005, short-term debt in the form of commercial paper and bank notes aggregating $500 million. MidAmerican Energy has in place a $425.0 million revolving credit facility expiring November 18, 2009, which supports its $304.6 million commercial paper program and its variable rate pollution control revenue obligations. The related credit agreement requires that MidAmerican Energy’s ratio of consolidated debt to total capitalization, including current maturities, not exceed 0.65 to 1 as of the last day of any quarter. In addition, MidAmerican Energy has a $5.0 million line of credit, which expires July 1, 2005. As of December 31, 2004, MidAmerican Energy had no commercial paper or bank notes outstanding. MHC has a $4.0 million line of credit, expiring July 1, 2005, under which zero was outstanding at December 31, 2004. As of December 31, 2004, InterCoast Capital had a $5.1 million line of credit expiring July 1, 2005, to support a $5.1 million letter of credit, net of amounts drawn, provided to an energy project in which it has invested. A liability is reflected on MidAmerican Funding’s Consolidated Balance Sheets for the letter of credit, net of amounts drawn. As of December 31, 2004, MidAmerican Funding and its subsidiaries were in compliance with all covenants related to their respective short-term borrowings.

(8)   Preferred Securities

Refer to Note (8) of MidAmerican Energy’s Notes to Consolidated Financial Statements.

(9)   Retirement Plans

Refer to Note (9) of MidAmerican Energy’s Notes to Consolidated Financial Statements for additional information regarding MidAmerican Funding’s pension, supplemental retirement and postretirement benefit plans.

MidAmerican Funding allocated pension and postretirement costs to its parent and other affiliates in each of the years ended December 31, as follows (in millions):

	2004	2003	2002

Pension costs	$11.4	$11.6	$8.1
Postretirement costs	3.1	4.2	1.5

(10)   Segment Information

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

MidAmerican Funding’s external revenues by product and services are displayed on the Consolidated Statements of Operations.

The following tables provide information on an operating segment basis as of and for the years ended December 31 (in thousands):

	2004	2003	2002
Segment Profit Information
Operating revenues:
External revenues -
Generation	$579,251	$522,349	$415,921
Energy delivery	1,839,289	1,812,547	1,625,600
Transmission	29,088	25,916	20,721
Marketing & sales	248,725	235,000	173,917
Other	5,347	4,427	4,720
Total	2,701,700	2,600,239	2,240,879

Intersegment revenues -
Generation	643,334	629,939	651,342
Energy delivery	(702,418)	(690,126)	(708,953)
Transmission	59,084	57,946	55,207
Marketing & sales	-	2,241	2,404
Total	-	-	-

Consolidated	$2,701,700	$2,600,239	$2,240,879

Depreciation and amortization expense (a):
Generation	$144,643	$145,645	$139,054
Energy delivery	111,172	121,296	117,893
Transmission	9,470	11,641	8,972
Marketing & sales	922	2,221	2,527
Other	202	198	966
Total	$266,409	$281,001	$269,412

Interest and dividend income:
Generation	$2,349	$2,284	$3,783
Energy delivery	1,844	2,307	4,468
Transmission	204	346	530
Marketing & sales	4	19	51
Other	326	117	12,283
Total	4,727	5,073	21,115
Intersegment eliminations	(218)	(98)	(1,479)
Consolidated	$4,509	$4,975	$19,636

Fixed charges:
Generation	$33,575	$30,364	$29,989
Energy delivery	33,225	37,745	40,737
Transmission	4,252	4,416	4,892
Marketing & sales	54	325	366
Other	47,729	47,472	49,226
Total	118,835	120,322	125,210
Intersegment eliminations	(218)	(98)	(1,479)
Consolidated	$118,617	$120,224	$123,731

	2004	2003	2002
Segment Profit Information (continued)
Income before income taxes:
Generation	$135,899	$153,046	$150,040
Energy delivery	116,418	111,089	101,176
Transmission	53,916	47,364	40,403
Marketing & sales	5,132	6,943	1,499
Other	(44,772)	(51,188)	(56,620)
Total	$266,593	$267,254	$236,498

Segment Asset Information
Capital expenditures:
Generation	$540,873	$215,952	$197,666
Energy delivery	164,957	143,507	151,178
Transmission	34,095	16,759	7,504
Marketing & sales	457	1,257	1,110
Other	1,388	1,055	736
Total	$741,770	$378,530	$358,194

Total assets (b):
Generation	$3,153,106	$2,567,022	$2,472,346
Energy delivery	2,886,213	2,797,967	2,716,623
Transmission	361,524	326,502	323,497
Marketing & sales	42,725	56,743	52,143
Other	227,258	200,863	179,141
Total	6,670,826	5,949,097	5,743,750
Reclassifications and intersegment eliminations (c)	(243,582)	(211,483)	(192,003)
Consolidated	$6,427,244	$5,737,614	$5,551,747

(a)
Depreciation and amortization expense above includes depreciation related to nonregulated operations, which is included in Nonregulated Operating Expenses - Other on the Consolidated Statements of Operations.

(b)	Total assets by operating segment reflect the assignment of goodwill to applicable reporting units in accordance with SFAS No. 142.

(c)
Reclassifications and intersegment eliminations relate principally to the reclassification of income tax balances in accordance with generally accepted accounting principles and the elimination of intersegment accounts receivables and payables.

(11)   Income Taxes

MidAmerican Funding is included in the MidAmerican Energy Holdings consolidated income tax returns. However, MidAmerican Funding’s income tax liability is computed on a stand-alone basis. Accordingly, all of MidAmerican Funding’s accrued and deferred income taxes are payable to MidAmerican Energy Holdings.

MidAmerican Funding’s income tax expense includes the following for the years ended December 31 (in thousands):

	2004	2003	2002
Current:
Federal	$62,222	$79,848	$129,922
State	(5,148)	25,672	44,421
	57,074	105,520	174,343
Deferred:
Federal	40,079	8,471	(54,193)
State	(5,450)	463	(15,962)
	34,629	8,934	(70,155)

Investment tax credit, net	(4,367)	(4,376)	(4,406)
Total	$87,336	$110,078	$99,782

The following table is a reconciliation of the statutory federal income tax rate and the effective federal and state income tax rate indicated by the Consolidated Statements of Operations for the years ended December 31:

	2004	2003	2002

Statutory federal income tax rate	35%	35%	35%
Amortization of investment tax credit	(2)	(2)	(2)
State income tax, net of federal income tax benefit	6	7	7
Effect of ratemaking	(3)	3	3
Other	(3)	(2)	(1)
Effective federal and state income tax rate	33%	41%	42%

Deferred Income Taxes on the Consolidated Balance Sheets included the following as of December 31 (in thousands):

	2004	2003

Deferred tax assets related to:
Revenue sharing	$79,903	$63,243
Pensions	39,799	35,410
Investment tax credits	32,196	35,213
Nuclear reserves and decommissioning	27,111	35,956
Unrealized losses, net	2,941	1,002
Accrued liabilities	979	6,989
Other	8,193	7,743
	191,122	185,556

Deferred tax liabilities related to:
Depreciable property	536,114	477,749
Income taxes recoverable through future rates	163,108	142,598
Fuel cost recoveries	6,028	12,864
Reacquired debt	3,876	5,665
	709,126	638,876

Net deferred income tax liability	$518,004	$453,320

(12)   Risk Management and Energy Trading

Refer to Note (12) of MidAmerican Energy’s Notes to Consolidated Financial Statements for a discussion of MidAmerican Funding’s commodity price, energy trading and weather risks.

(13)   Concentration of Credit Risk

Refer to Note (13) of MidAmerican Energy’s Notes to Consolidated Financial Statements for information regarding concentration of credit risk for MidAmerican Energy.

As disclosed in Note (1)(f), InterCoast Capital has provided equity capital for five commercial aircraft leased to major domestic airlines. As of December 31, 2004, the receivables for expected lease payments under these agreements totaled $18.1 million.

(14)   Asset Retirement Obligations

Refer to Note (14) of MidAmerican Energy’s Notes to Consolidated Financial Statements.

(15)   Fair Value of Financial Instruments

The following table presents the carrying amount and estimated fair value of the named financial instruments as of December 31 (in thousands):

	2004		2003
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial instruments owned:
Equity investments carried at cost	$3,404	$11,015	$3,960	$7,684

Financial instruments issued:
Long-term debt, including current portion	$2,122,527	$2,264,706	$1,828,647	$1,931,086

Substantially all of MidAmerican Funding’s investments in debt and equity securities as of December 31, 2004 and 2003, relate to its Quad Cities Station decommissioning trust. Refer to Note (15) in MidAmerican Energy’s Notes to Consolidated Financial Statements for additional information.

(16)   Non-Operating Other Income and Expense

Non-Operating Income - Other Income and Other Expense as shown on the Consolidated Statements of Operations include the following for the years ended December 31 (in thousands):

	2004	2003	2002
Other income:
Allowance for equity funds used during construction	$18,949	$11,377	$8,621
Corporate-owned life insurance income	5,447	6,317	1,330
Income from energy projects and venture capital investments	2,540	332	766
Income from equity method investments	513	1,755	7,919
Lawsuit settlement	-	3,083	-
Gain on sale of assets, net	-	57	4,212
Fee for sold receivables	-	-	1,340
Other	2,092	1,606	2,784
Total	$29,541	$24,527	$26,972

Other expense:
Write-down of impaired airplane leases	$1,735	$-	$12,634
Write-down of equity method investments	-	4,307	5,118
Write-down of other venture capital investments	-	2,068	1,468
Discount on sold receivables	-	-	6,397
Write-off of interest receivable related to a venture capital investment	-	-	2,718
Other - primarily items not recoverable from MidAmerican Energy's regulated utility customers	3,532	3,721	2,938
Total	$5,267	$10,096	$31,273

The impairment of airplane leases in 2002 was the result of the financial decline of United Air Lines, Inc.

(17)   Affiliated Company Transactions

The companies identified as affiliates of MidAmerican Funding are MidAmerican Energy Holdings and its subsidiaries. The basis for these charges is provided for in service agreements between MidAmerican Funding and its affiliates. MidAmerican Funding reimbursed MidAmerican Energy Holdings in the amount of $11.4 million, $12.2 million and $10.4 million in 2004, 2003 and 2002, respectively, for its allocated share of corporate expenses.

MidAmerican Funding was reimbursed for charges incurred on behalf of its affiliates. The majority of these reimbursed expenses were for allocated employee wages and benefits, insurance, computer costs, administrative services, travel expenses and general and administrative expenses: including treasury, legal and accounting functions. The amount of such reimbursements was $56.4 million, $46.2 million and $29.8 million for 2004, 2003 and 2002, respectively.

MidAmerican Energy had an agreement with Cordova Energy Company LLC, a subsidiary of MidAmerican Energy Holdings, to purchase electric capacity and energy from a gas-fired combined cycle generation plant which started commercial operations in June 2001. The agreement, which terminated in May 2004, provided for MidAmerican Energy to purchase up to 50% of the net capacity of the plant and to supply the fuel stock required to generate the energy purchased. MidAmerican Energy’s payment for monthly capacity charges totaled $12.7 million, for 2004, $26.6 million for 2003, $21.2 million for 2002.

In August 2002, Northern Natural Gas Company (“NNG”) became an affiliate of MidAmerican Funding when NNG was purchased by MidAmerican Energy Holdings. NNG has been and is one of MidAmerican Energy’s suppliers of natural gas transportation and storage capacity. MidAmerican Energy had net purchases of natural gas transportation and storage capacity from NNG totaling $48.3 million in 2004, $53.5 million in 2003 and $17.9 million in August through December 2002.

MHC has a $200 million revolving credit arrangement carrying interest at the 30-day LIBOR rate plus 25 basis points to borrow from MidAmerican Energy Holdings. Outstanding balances are unsecured and due on demand. The outstanding balance was $31.5 million at an interest rate of 2.56% as of December 31, 2004, and $10.5 million at an interest rate of 1.42% as of December 31, 2003, and is reflected as Note Payable to Affiliate on the Consolidated Balance Sheet.

MidAmerican Energy Holdings has a $100 million revolving credit arrangement, carrying interest at the 30-day LIBOR rate plus 25 basis points, to borrow from MHC. Outstanding balances are unsecured and due on demand. The outstanding balance was zero throughout 2004 and 2003. In 2002, a subsidiary of MHC had a note receivable from MidAmerican Energy Holdings carrying interest of 5.75% annually. The outstanding balance was zero throughout 2004 and 2003. MidAmerican Funding’s interest income from the notes totaled $4.7 million in 2002.

MidAmerican Funding had accounts receivable from affiliates of $7.3 million and $11.3 million as of December 31, 2004 and 2003, respectively, included in Receivables on the Consolidated Balance Sheets. MidAmerican Funding also had accounts payable to affiliates of $2.1 million and $1.4 million as of December 31, 2004 and 2003, respectively, which is included in Accounts Payable on the Consolidated Balance Sheets.

The indenture pertaining to MidAmerican Funding’s long-term debt restricts MidAmerican Funding from paying a distribution on its equity securities, unless after making such distribution either its debt to total capital ratio does not exceed 0.67:1 and its interest coverage ratio is not less than 2.2:1 or its senior secured long term-debt rating is at least BBB or its equivalent. MidAmerican Funding may seek a release from this restriction upon delivery to the indenture trustee of written confirmation from the ratings agencies that without this restriction MidAmerican Funding’s senior secured long-term debt would be rated at least BBB+.

(18)   Unaudited Quarterly Operating Result

	2004
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands)
Operating revenues	$840,946	$575,521	$566,448	$718,785
Operating income	111,065	59,422	115,235	70,225
Net income	54,357	21,754	59,623	43,523

	2003
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands)
Operating revenues	$815,916	$536,440	$577,281	$670,602
Operating income	115,743	69,604	130,706	51,815
Net income	50,353	26,293	57,444	23,086

Quarterly data reflect seasonal variations common in the utility industry

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.      Controls and Procedures

With the supervision and participation of MidAmerican Funding’s and MidAmerican Energy’s management, including their respective persons acting as chief executive officer and chief financial officer, each company performed an evaluation regarding the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2004. Based on that evaluation, MidAmerican Funding’s and MidAmerican Energy’s management, including their respective persons acting as chief executive officer and chief financial officer, concluded that their respective disclosure controls and procedures were effective. There have been no significant changes during the fourth quarter of 2004 in MidAmerican Funding’s or MidAmerican Energy’s internal controls or in other factors that could significantly affect internal controls.

Item 9B.      Other Information

None
PART III

Item 10.      Directors and Executive Officers of the Registrant

MIDAMERICAN ENERGY

Information concerning the current directors and executive officers of MidAmerican Energy is as follows:

Identification

			Served in	Served as
	Age as of	Present	Present	Director
Name	January 1, 2005	Position	Position Since	Since

Keith D. Hartje	54	Senior Vice President	1999
Todd M. Raba	47	President and Director	2004	2002
Brian K. Hankel	42	Vice President, Treasurer and Director	1999	2002
Thomas B. Specketer	47	Vice President and Controller	1999
Steven R. Weiss	50	Vice President, General Counsel and Director	2000	2005

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

TODD M. RABA has been President of MidAmerican Energy since August 2004 and Director of MidAmerican Energy since September 2002. Mr. Raba served as Senior Vice President of MidAmerican Energy from July 2001 to August 2004. Mr. Raba joined MidAmerican Energy in 1997 as Vice President. Prior to joining MidAmerican Energy, he was employed for 13 years with Rollins Environmental Services.

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

STEVEN R. WEISS has been Director of MidAmerican Energy since January 2005 and Vice President and General Counsel of MidAmerican Energy since July 2000. Mr. Weiss served as Assistant General Counsel from July 1999 to June 2000 and held various other legal and management positions for MidAmerican Energy and its predecessors and affiliates for more than five years prior to that.

MIDAMERICAN FUNDING

Information concerning the current managers and executive officers of MidAmerican Funding is as follows:

Identification

			Served in	Served as
	Age as of		Present	Manager
Name	January 1, 2005	Present Position	Position Since	Since

David L. Sokol	48	Chief Executive Officer and Manager	1999	1999
Gregory E. Abel	42	President and Chief Operating Officer and Manager	1999	2001
Douglas L. Anderson	46	Vice President and General Counsel	2002
Patrick J. Goodman	38	Vice President and Treasurer	1999
Ronald W. Roskens	72	Independent Manager	2003	2003

The Board of Managers elects officers annually. There are no family relationships among these officers, nor any arrangements or understanding between any officer and any other person pursuant to which the officer was selected.

Business Experience

DAVID L. SOKOL has been MidAmerican Funding’s Chief Executive Officer and Chairman of the Board of Managers since MidAmerican Funding’s formation in March 1999. Mr. Sokol has been Chief Executive Officer of MidAmerican Energy Holdings since April 1993 and served as President of MidAmerican Energy Holdings from April 1993 until January 1995. He has been Chairman of the Board of Directors of MidAmerican Energy Holdings since May 1994 and a director since March 1991. Formerly, among other positions held in the independent power industry, Mr. Sokol served as President and Chief Executive Officer of Kiewit Energy Company and Ogden Projects, Inc.

GREGORY E. ABEL has been MidAmerican Funding’s President and Chief Operating Officer since its formation in March 1999 and a manager since 2001. Mr. Abel joined MidAmerican Energy Holdings in 1992. Mr. Abel is a Chartered Accountant, and from 1984 to 1992, he was employed by PriceWaterhouse. As a Manager in the San Francisco office of PriceWaterhouse, he was responsible for clients in the energy industry.

DOUGLAS L. ANDERSON has been MidAmerican Funding’s Vice President and General Counsel since May 2002. Mr. Anderson joined MidAmerican Energy Holdings in 1993 and has served in various legal positions including General Counsel of MidAmerican Energy Holdings’ independent power affiliates. From 1990 to 1993, Mr. Anderson was a corporate attorney with Fraser, Stryker. Prior to that, Mr. Anderson was a principal in the firm Anderson and Anderson.

PATRICK J. GOODMAN has been MidAmerican Funding’s Vice President and Treasurer since April 1999. Mr. Goodman joined MidAmerican Energy Holdings in June 1995, and served in various accounting positions including Senior Vice President and Chief Accounting Officer. Prior to joining MidAmerican Energy Holdings, Mr. Goodman was a financial manager for National Indemnity Company and a senior associate at Coopers & Lybrand.

RONALD W. ROSKENS has been MidAmerican Funding’s Independent Manager since January 2003. Dr. Roskens has served since 1996 as the President of Global Connections, Inc. (Omaha, Nebraska), an international business consulting firm. Dr. Roskens has previously served as Administrator of the U.S. Agency for International Development, President of the University of Nebraska System and Executive Vice President and professor at Kent State University. He is a director of ConAgra Inc.

Audit Committee and Audit Committee Financial Expert

During the fiscal year ended December 31, 2004 and as of the date of this Report, MidAmerican Funding's Board of Managers and MidAmerican Energy's Board of Directors had no committees, including any audit committee. Neither MidAmerican Funding nor MidAmerican Energy have any securities listed on any securities exchange and neither is required to have an audit committee. However, the audit committee of MEHC is acting as the audit committee for the companies.

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

Information required by Item 12 is omitted pursuant to General Instruction I(2)(c) to Form 10-K.

Item 13.      Certain Relationships and Related Transactions

Information required by Item 13 is omitted pursuant to General Instruction I(2)(c) to Form 10-K.

Item 14.      Principal Accountant Fees and Services

Aggregate fees billed to MidAmerican Funding and its subsidiaries, including MidAmerican Energy, and to MidAmerican Energy separately, during the fiscal years ending December 31, 2004 and 2003, by their principal accounting firm, Deloitte & Touche LLP and the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, "Deloitte & Touche"), are set forth below. The audit committee of MidAmerican Energy Holdings has considered whether the provision of the non-audit services described below is compatible with maintaining the principal accountant's independence.

	MidAmerican Funding		MidAmerican Energy
	2004	2003	2004	2003
	(In thousands)

Audit Fees (1)	$779.5	$626.0	$701.6	$563.4
Audit-Related Fees (2)	36.6	32.3	32.9	29.1
Tax Fees (3)	321.6	282.0	292.1	253.8
All Other Fees (4)	-	-	-	-
Total aggregate fees billed	$1,137.7	$940.3	$1,026.6	$846.3

(1)
Includes the aggregate fees billed for each of the last two fiscal years for professional services rendered by Deloitte & Touche for the audit of MidAmerican Funding’s and MidAmerican Energy’s respective annual financial statements and the review of their respective financial statements included in Form 10-Q or for services that are normally provided by Deloitte & Touche in connection with statutory and regulatory filings or engagements for those fiscal years.

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

(4)
Includes the aggregate fees billed in each of the last two fiscal years for products and services provided by Deloitte & Touche, other than the services reported as “Audit Fees,” “Audit-Related Fees,” or “Tax Fees.”

PART IV

Item 15.      Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements (included herein)

Consolidated financial statements of MidAmerican Energy and MidAmerican Funding, as well as the Report of Independent Registered Public Accounting Firm, are included in Item 8 of this Form 10-K.

(a)(2)	Financial Statement Schedules

The following schedules should be read in conjunction with the aforementioned financial statements.

Page

MidAmerican Energy Company Consolidated Valuation and Qualifying Accounts (Schedule II)	105

MidAmerican Funding, LLC Consolidated Valuation and Qualifying Accounts (Schedule II)	106

Other schedules are omitted because they are not required or the information therein is not applicable, or is reflected in the consolidated financial statements or notes thereto.

(b)	Exhibits

See Exhibits Index on page 109.

SCHEDULE II

MIDAMERICAN ENERGY COMPANY
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2004
(In thousands)

	Column B	Column C		Column E
	Balance at	Additions		Balance
Column A	Beginning	Charged	Column D	at End
Description	of Year	to Income	Deductions	of Year

Reserves Deducted From Assets To Which They Apply:

Reserve for uncollectible accounts receivable:

Year ended 2004	$7,484	$9,902	$(8,708)	$8,678

Year ended 2003	$7,615	$9,909	$(10,040)	$7,484

Year ended 2002	$627	$8,982	$(1,994)	$7,615

Reserves Not Deducted From Assets (1):

Year ended 2004	$8,779	$3,562	$(2,937)	$9,404

Year ended 2003	$8,198	$3,427	$(2,846)	$8,779

Year ended 2002	$7,802	$2,798	$(2,402)	$8,198

(1)	Reserves not deducted from assets include estimated liabilities for losses retained by MidAmerican Energy for workers compensation, public liability and property damage claims.

SCHEDULE II

MIDAMERICAN FUNDING, LLC
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2004
(In thousands)

Column A Description	Column B Balance at Beginning of Year	Column C Additions Charged to Income	Column D Deductions	Column E Balance at End of Year

Reserves Deducted From Assets To Which They Apply:

Reserve for uncollectible accounts receivable:

Year ended 2004	$7,554	$9,902	$(8,708)	$8,748

Year ended 2003	$7,685	$9,909	$(10,040)	$7,554

Year ended 2002	$733	$8,946	$(1,994)	$7,685

Reserves Not Deducted From Assets (1):

Year ended 2004	$9,737	$4,048	$(2,937)	$10,848

Year ended 2003	$9,166	$3,427	$(2,856)	$9,737

Year ended 2002	$8,770	$2,798	$(2,402)	$9,166

(1)	Reserves not deducted from assets include estimated liabilities for losses retained by MHC for workers compensation, public liability and property damage claims.

SIGNATURES

MIDAMERICAN ENERGY

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDAMERICAN ENERGY COMPANY
Registrant

Date: February 28, 2005	By:	/s/ Todd M. Raba*
(Todd M. Raba)
President
(chief executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signatures	Title	Date

/s/ Thomas B. Specketer*	Vice President and Controller	February 28, 2005
(Thomas B. Specketer)	(principal financial and accounting officer)

/s/ Brian K. Hankel*	Vice President and Director	February 28, 2005
(Brian K. Hankel)

/s/ Todd M. Raba*	President and Director	February 28, 2005
(Todd M. Raba)

/s/ Steven R. Weiss*	Vice President and Director	February 28, 2005
(Steven R. Weiss)

*By: /s/ Douglas L. Anderson	Attorney-in-Fact	February 28, 2005
(Douglas L. Anderson)

MIDAMERICAN FUNDING, LLC

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDAMERICAN FUNDING, LLC
Registrant

Date: February 28, 2005	By:	/s/ David L. Sokol*
(David L. Sokol)
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signatures	Title	Date

/s/ David L. Sokol*	Chief Executive Officer	February 28, 2005
(David L. Sokol)

/s/ Patrick J. Goodman*	Vice President and Treasurer	February 28, 2005
(Patrick J. Goodman)	(principal financial and accounting officer)

/s/ Gregory E. Abel*	Manager	February 28, 2005
(Gregory E. Abel)

/s/ Ronald W. Roskens*	Manager	February 28, 2005
(Ronald W. Roskens)

*By: /s/ Douglas L. Anderson	Attorney-in-Fact	February 28, 2005
(Douglas L. Anderson)

EXHIBIT INDEX

Exhibits Filed Herewith

MidAmerican Energy

23	Consent of Deloitte & Touche LLP

24.1	Power of Attorney

31.1	Chief executive officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief financial officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief executive officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief financial officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

MidAmerican Funding

24.2	Power of Attorney

31.3	Chief executive officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Chief financial officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.3	Chief executive officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4	Chief financial officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

MidAmerican Energy and MidAmerican Funding

4.1	Third Supplemental Indenture, dated as of October 1, 2004, by and between MidAmerican Energy Company and The Bank Of New York, as Trustee

4.2	Second Supplemental Indenture, dated as of January 14, 2003, by and between MidAmerican Energy Company and The Bank Of New York, as Trustee

4.3	First Supplemental Indenture, dated as of February 8, 2002, by and between MidAmerican Energy Company and The Bank of New York, as Trustee

Exhibits Incorporated by Reference

MidAmerican Energy

3.1
Restated Articles of Incorporation of MidAmerican Energy Company, as amended October 27, 1998. (Filed as Exhibit 3.3 to MidAmerican Energy’s Quarterly Report on Form 10-Q for the period ended September 30, 1998, Commission File No. 1-11505.)

3.2
Restated Bylaws of MidAmerican Energy Company, as amended July 24, 1996. (Filed as Exhibit 3.1 to MidAmerican Energy’s Quarterly Report on Form 10-Q for the period ended June 30, 1996, Commission File No. 1-11505.)

14
Code of Ethics for Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. (Filed as Exhibit 14.1 to MidAmerican Energy's Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 1-11505.)

MidAmerican Funding

3.1	Articles of Organization of MidAmerican Funding, LLC

3.2	Operating Agreement of MidAmerican Funding, LLC

4.1
Indenture, dated as of March 11, 1999, by and between MidAmerican Funding, LLC and IBJ Whitehall Bank & Trust Company, as Trustee (Filed as Exhibit 4.1 to MidAmerican Funding’s Registration Statement on Form S-4, Registration No. 333-90553)

4.2
First Supplemental Indenture, dated as of March 11, 1999, by and between MidAmerican Funding, LLC and IBJ Whitehall Bank & Trust Company, as Trustee (Filed as Exhibit 4.2 to MidAmerican Funding’s Registration Statement on Form S-4, Registration No. 333-90553)

4.3
Second Supplemental Indenture, dated as of March 1, 2001, by and between MidAmerican Funding, LLC and The Bank of New York, as Trustee (Filed as Exhibit 4.4 to MidAmerican Funding’s Registration Statement on Form S-3, Registration No. 333-56624)

4.4
Registration Rights Agreement, dated March 9, 1999, by and among MidAmerican Funding, LLC, Credit Suisse First Boston Corporation, Lehman Brothers, Inc., Goldman Sachs & Co. and Merrill Lynch & Co. (Filed as Exhibit 4.2 to MidAmerican Funding’s Registration Statement on Form S-4, Registration No. 333-90553)

14
Code of Ethics for Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. (Filed as Exhibit 14.2 to MidAmerican Funding's Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 333-90553.)

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

4.7
Sixth Supplemental Indenture dated as of July 1, 1995, between Midwest Power Systems Inc. and Harris Trust and Savings Bank, Trustee. (Filed as Exhibit 4.15 to MidAmerican Energy’s Annual Report on Form 10-K dated December 31, 1995, Commission File No. 1-11505.)

4.8
Indenture dated as of December 1, 1996, between MidAmerican Energy and The First National Bank of Chicago, as Trustee. (Filed as Exhibit 4(l) to MidAmerican Energy’s Registration Statement on Form S-3, Registration No. 333-15387.)

10.1
MidAmerican Energy Company Restated Executive Deferred Compensation Plan. (Filed as Exhibit 10.2 to MidAmerican Energy’s Quarterly Report on Form 10-Q dated March 31, 1999, Commission File No. 1-11505.)

10.2
MidAmerican Energy Company Combined Midwest Resources/Iowa Resources Restated Deferred Compensation Plan - Board of Directors. (Filed as Exhibit 10.1 to MidAmerican Energy’s Quarterly Report on Form 10-Q dated March 31, 1999, Commission File No. 1-11505.)

10.3
MidAmerican Energy Company First Amended and Restated Supplemental Retirement Plan for Designated Officers. (Filed as Exhibit 10.52 to MidAmerican Energy Holding Company’s Registration Statement No. 333-101699.)

10.9
Form of Indemnity Agreement between MidAmerican Energy Company and its directors and officers. (Filed as Exhibit 10.37 to MidAmerican Energy’s Annual Report on Form 10-K dated December 31, 1995, Commission File No. 1-11505.)

10.10
Iowa Utilities Board Order Approving Settlement With Modifications, issued December 21, 2001, in regards to MidAmerican Energy Company (Filed as Exhibit 10.7 to MidAmerican Energy’s Annual Report on Form 10-K dated December 31, 2001, Commission File No. 1-11505.)

10.11
Stipulation and Agreement in Regard to MidAmerican Energy Company Ratemaking Principles for Wind Energy Investment, approved by the Iowa Utilities Board on October 17, 2003 (Filed as Exhibit 10 to MidAmerican Funding’s and MidAmerican Energy’s joint Form 10-Q for the quarter ended September 30, 2003; Commission File Nos. 333-90553 and 1-11505, respectively.)

Note:
Pursuant to (b) (4) (iii) (A) of Item 601 of Regulation S-K, the Company has not filed as an exhibit to this Form 10-K certain instruments with respect to long-term debt not registered in which the total amount of securities authorized there under does not exceed 10% of total assets of the Company, but hereby agrees to furnish to the Commission on request any such instruments.