Form 10-Q
period 2005-03-31
MIDAMERICAN ENERGY CO; MIDAMERICAN FUNDING LLC
filed 2005-05-06
CIK 928576, 1098296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2005

or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________to _________

Commission	Exact name of registrant as specified in its charter	IRS Employer
File Number	State or other jurisdiction of incorporation or organization	Identification No.

333-90553	MIDAMERICAN FUNDING, LLC	47-0819200
(An Iowa Limited Liability Company)
666 Grand Ave. PO Box 657
Des Moines, Iowa 50303

333-15387	MIDAMERICAN ENERGY COMPANY	42-1425214
(An Iowa Corporation)
666 Grand Ave. PO Box 657
Des Moines, Iowa 50303

(515) 242-4300
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

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
Yes [ ] No [X]

As of April 25, 2005, all of the member’s equity of MidAmerican Funding, LLC was held by its parent company, MidAmerican Energy Holdings Company.

As of April 25, 2005, all 70,980,203 outstanding shares of MidAmerican Energy Company’s voting stock were held by its parent company, MHC Inc., a direct, wholly owned subsidiary of MidAmerican Funding, LLC.

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
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Energy Company and subsidiary (the “Company”) as of March 31, 2005, and the related consolidated statements of operations and cash flows for the three-month periods ended March 31, 2005 and 2004. These interim financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and statement of capitalization (not presented herein) of MidAmerican Energy Company and subsidiary as of December 31, 2004, and the related consolidated statements of operations, comprehensive income, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Des Moines, Iowa
May 5, 2005

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands)

	As of
	March 31,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Utility Plant, Net
Electric	$5,540,484	$5,498,878
Gas	965,949	957,011
	6,506,433	6,455,889
Accumulated depreciation and amortization	(3,002,637)	(2,956,856)
	3,503,796	3,499,033
Construction work in progress	495,637	369,406
	3,999,433	3,868,439

Current Assets
Cash and cash equivalents	48,636	88,113
Short-term investments	25,000	39,500
Receivables, net	346,839	332,759
Inventories	32,479	89,646
Other	35,474	22,080
	488,428	572,098

Investments and Nonregulated Property, Net	341,526	333,360
Regulatory Assets	210,420	227,997
Other Assets	119,120	110,057
Total Assets	$5,158,927	$5,111,951

CAPITALIZATION AND LIABILITIES

Capitalization
Common shareholder’s equity	$1,580,628	$1,527,468
MidAmerican Energy preferred securities	30,329	30,329
Long-term debt, excluding current portion	1,331,583	1,331,509
	2,942,540	2,889,306
Current Liabilities
Current portion of long-term debt	417	91,018
Accounts payable	239,931	241,836
Taxes accrued	93,855	70,810
Interest accrued	21,763	13,842
Other	75,169	83,949
	431,135	501,455
Other Liabilities
Deferred income taxes	480,577	486,970
Investment tax credits	47,097	48,143
Asset retirement obligations	169,229	166,845
Regulatory liabilities	708,790	677,489
Other	379,559	341,743
	1,785,252	1,721,190
Total Capitalization and Liabilities	$5,158,927	$5,111,951

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Three Months
	Ended March 31,
	2005	2004
	(Unaudited)
Operating Revenues
Regulated electric	$312,579	$363,184
Regulated gas	467,465	393,571
Nonregulated	75,092	83,177
	855,136	839,932

Operating Expenses
Regulated:
Cost of fuel, energy and capacity	88,763	114,234
Cost of gas sold	387,012	310,775
Other operating expenses	90,393	89,042
Maintenance	31,650	28,018
Depreciation and amortization	63,402	82,528
Property and other taxes	24,446	24,927
	685,666	649,524
Nonregulated:
Cost of sales	66,426	74,804
Other	3,583	4,155
	70,009	78,959
Total operating expenses	755,675	728,483

Operating Income	99,461	111,449

Non-Operating Income
Interest and dividend income	1,166	599
Other income	5,277	4,365
Other expense	(600)	(761)
	5,843	4,203
Fixed Charges
Interest on long-term debt	19,946	17,579
Other interest expense	1,822	1,237
Allowance for borrowed funds	(1,946)	(1,322)
	19,822	17,494

Income Before Income Taxes	85,482	98,158
Income Taxes	29,133	33,271
Net Income	56,349	64,887
Preferred Dividends	312	309

Earnings on Common Stock	$56,037	$64,578

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months
	Ended March 31,
	2005	2004
	(Unaudited)

Net Cash Flows From Operating Activities
Net income	$56,349	$64,887
Adjustments to reconcile net income to net cash provided:
Depreciation and amortization	63,728	82,836
Deferred income taxes and investment tax credit, net	(4,953)	26,262
Amortization of other assets and liabilities	6,705	1,399
Impact of changes in working capital:
Receivables, net	10,500	(21,702)
Inventories	57,167	57,263
Accounts payable	(41,606)	(1,393)
Taxes accrued	23,045	(592)
Other current assets and liabilities	5,105	9,895
Other	5,700	2,857
Net cash provided by operating activities	181,740	221,712

Net Cash Flows From Investing Activities
Utility construction expenditures	(142,758)	(112,205)
Quad Cities Station decommissioning trust fund	(2,075)	(2,075)
Purchases of available-for-sale securities	(75,502)	-
Proceeds from sales of available-for-sale securities	90,002	-
Other investing activities, net	(129)	(37)
Net cash used in investing activities	(130,462)	(114,317)

Net Cash Flows From Financing Activities
Dividends paid	(312)	(309)
Retirement of long-term debt, including reacquisition cost	(90,614)	(132)
Reacquisition of preferred securities	-	(1,430)
Net decrease in notes payable	-	(48,000)
Other	171	-
Net cash used in financing activities	(90,755)	(49,871)

Net Increase (Decrease) in Cash and Cash Equivalents	(39,477)	57,524
Cash and Cash Equivalents at Beginning of Period	88,113	3,151
Cash and Cash Equivalents at End of Period	$48,636	$60,675

Supplemental Disclosure:
Interest paid, net of amounts capitalized	$10,642	$10,468
Income taxes paid (refunded)	$(6,193)	$(10,622)

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	General

The consolidated financial statements included herein have been prepared by MidAmerican Energy Company (“MidAmerican Energy”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of MidAmerican Energy, all adjustments, consisting of normal recurring adjustments, have been made to present fairly the financial position, the results of operations and the changes in cash flows for the periods presented. Prior year amounts have been reclassified to a basis consistent with the current year presentation, including the reclassification of auction rate securities. All significant intercompany transactions have been eliminated. Although MidAmerican Energy believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in MidAmerican Energy’s latest Annual Report on Form 10-K.

The accompanying Consolidated Balance Sheet as of December 31, 2004, reflects a $39.5 million reclassification of instruments used in the MidAmerican Energy’s cash management program from Cash and Cash Equivalents to Short-Term Investments. This reclassification is to present auction rate securities as short-term investments rather than as cash equivalents due to the stated maturities of these investments. These instruments are classified as available-for-sale securities as management does not intend to hold them to maturity nor are they bought and sold with the objective of generating profits on short-term differences in price. The carrying value of these instruments approximates their fair value.

MidAmerican Energy is a public utility with electric and natural gas operations and is the principal subsidiary of MHC Inc. (“MHC”). MHC is a direct, wholly owned subsidiary of MidAmerican Funding, LLC (“MidAmerican Funding”), whose sole member is MidAmerican Energy Holdings Company.

2.	New Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 clarifies that the term conditional asset retirement obligation as used in Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. MidAmerican Energy and MidAmerican Funding are required to adopt the provisions of FIN 47 by December 2005. Adoption of FIN 47 is not expected to have a material effect on MidAmerican Energy’s or MidAmerican Funding’s financial position, results of operations or cash flows.

3. Commitments and Contingencies

(a)	Air Quality

MidAmerican Energy’s generating facilities are subject to applicable provisions of the Clean Air Act and related air quality standards promulgated by the United States Environmental Protection Agency (“EPA”). The Clean Air Act provides the framework for regulation of certain air emissions and permitting and monitoring associated with those emissions. MidAmerican Energy believes it is in material compliance with current air quality requirements.

The EPA has in recent years implemented more stringent national ambient air quality standards for ozone and new standards for fine particulate matter. These standards set the minimum level of air quality that must be met throughout the United States. Areas that achieve the standards, as determined by ambient monitoring, are characterized as being in attainment of the standard. Areas that fail to meet the standard are designated as being nonattainment areas. Generally, once an area has been designated as a nonattainment area, sources of emissions in the area that contribute to the failure to achieve the ambient air quality standards are required to make emissions reductions. The EPA has concluded that the entire state of Iowa is in attainment of the ozone standards and the fine particulate matter standards.

On March 10, 2005, the EPA released the final Clean Air Interstate Rule (“CAIR”), calling for reductions of sulfur dioxide (“SO2”) and nitrogen oxides (“NOx”) in the eastern United States through a market-based cap and trade system. While the state of Iowa has been determined to be in attainment of the ozone and fine particulate standards, Iowa has been found to significantly contribute to nonattainment of the fine particulate standard in Cook County, Illinois; Lake County, Indiana; Madison County, Illinois; St. Clair County, Illinois; and Marion County, Indiana. The EPA has also concluded that emissions from Iowa significantly contribute to ozone nonattainment in Kenosha and Sheboygan counties in Wisconsin and Macomb County, Michigan. Under the final CAIR, the first phase reductions of SO2 emissions are effective on January 1, 2010, with the second phase reductions effective January 1, 2015. For NOx, the first phase emissions reductions are effective January 1, 2009, and the second phase reductions are effective January 1, 2015. The CAIR calls for overall reductions of SO2 and NOx in Iowa of 68% and 67%, respectively, by 2015. The CAIR will impact MidAmerican Energy’s coal-burning generating facilities and will require MidAmerican Energy to either reduce emissions from those facilities through the installation of emission controls or purchase additional emission allowances, or some combination thereof.

On March 15, 2005, the EPA released the final Clean Air Mercury Rule (“CAMR”). The CAMR utilizes a market-based cap and trade mechanism to reduce mercury emissions from coal-burning power plants from the current nationwide level of 48 tons to 15 tons at full implementation. The CAMR’s two-phase reduction program requires initial reductions of mercury emission in 2010 and an overall reduction in mercury emissions from coal-burning power plants of 70% by 2018. The CAMR will impact MidAmerican Energy’s coal-burning generating facilities and will require MidAmerican Energy to either reduce emissions from those facilities through the installation of emission controls or purchase additional emission allowances, or some combination thereof.

The CAIR or the CAMR could, in whole or in part, be superseded or made more stringent by one of a number of multi-pollutant emission reduction proposals currently under consideration at the federal level, including the “Clear Skies Initiative,” and other pending legislative proposals that contemplate 70% to 90% reductions of SO2, NOX and mercury, as well as possible new federal regulation of carbon dioxide and other gases that may affect global climate change. In addition to any federal legislation that could be enacted by Congress to supersede the CAIR and the CAMR, the rules could be changed or overturned as a result of litigation.

MidAmerican Energy has implemented a planning process that forecasts the site-specific controls and actions that may be required to meet emissions reductions as promulgated by the EPA. In accordance with an Iowa law passed in 2001, MidAmerican Energy has on file with the Iowa Utilities Board (“IUB”) its current multi-year plan and budget for managing SO2 and NOX from its generating facilities in a cost-effective manner. The plan, which is required to be updated every two years, provides specific actions to be taken at each coal-fired generating facility and the related costs and timing for each action. On July 17, 2003, the IUB issued an order that affirmed an administrative law judge’s approval of the initial plan filed April 1, 2002, as amended. On October 4, 2004, the IUB issued an order approving MidAmerican Energy’s second biennial plan as revised in a settlement MidAmerican Energy entered into with the Iowa Office of Consumer Advocate (“OCA”). That plan covers the time period from April 1, 2004 through December 31, 2006. Neither IUB order resulted in any changes to electric rates for MidAmerican Energy. The effect of the orders is to approve the prudence of expenditures made consistent with the plans. Pursuant to an unrelated rate settlement agreement approved by the IUB on October 17, 2003, if prior to January 1, 2011, capital and operating expenditures to comply with environmental requirements cumulatively exceed $325 million, then MidAmerican Energy may seek to recover the additional expenditures from customers. Based on a review of the final CAIR and CAMR, MidAmerican Energy does not expect the qualified expenditures to exceed $325 million through January 1, 2011.

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

In recent years, the EPA has requested from several utilities information and support regarding their capital projects for various generating plants. The requests were issued as part of an industry-wide investigation to assess compliance with the NSR and the New Source Performance Standards of the Clean Air Act. In December 2002 and April 2003, MidAmerican Energy received requests from the EPA to provide documentation related to its capital projects from January 1, 1980, to April 2003 for a number of its generating plants. MidAmerican Energy has submitted information to the EPA in responses to these requests, and there are currently no outstanding data requests pending from the EPA. MidAmerican Energy cannot predict the outcome of these requests at this time. However, on August 27, 2003, the EPA announced changes to its NSR rules that clarify what constitutes routine repair, maintenance and replacement for purposes of triggering NSR requirements. The EPA concluded equipment that is repaired, maintained or replaced with an expenditure not greater than 20 percent of the value of the source will not trigger the New Source Revisions of the Clean Air Act. A number of states and local air districts challenged the EPA’s clarifications of the NSR rule, and a panel of the United States Circuit Court of Appeals for the District of Columbia issued an order on December 24, 2003, staying the EPA’s implementation of its clarifications of the equipment replacement rule. On July 1, 2004, the EPA published a notice of stay of the final equipment replacement rule in the Federal Register, consistent with the judicial stay. Additionally, on the same date, the EPA published a Notice of Reconsideration and Request for Comment on the equipment replacement rule in response to the Petitioners’ legal challenges. Until such time as the EPA takes final action on the equipment replacement rule, the previous rules without the clarified exemption remain in effect.

(b)	Nuclear Decommissioning Costs

Expected decommissioning costs for Quad Cities Station have been developed based on a site-specific decommissioning study that includes decontamination, dismantling, site restoration, dry fuel storage cost and an assumed shutdown date. Quad Cities Station decommissioning costs are included in base rates in Iowa tariffs.

MidAmerican Energy’s share of expected decommissioning costs for Quad Cities Station, in 2004 dollars, is $154 million and is the asset retirement obligation for Quad Cities Station. Refer to Note (14) of MidAmerican Energy’s most recently filed Form 10-K for a discussion of asset retirement obligations. MidAmerican Energy has established trusts for the investment of funds for decommissioning the Quad Cities Station. The fair value of the assets held in the trusts as of March 31, 2005 and December 31, 2004, was $213.8 million and $207.5 million, respectively, and is reflected in Investments and Nonregulated Property, Net on the Consolidated Balance Sheets.

(c)	Manufactured Gas Plant Facilities

The EPA and the state environmental agencies have determined that contaminated wastes remaining at decommissioned manufactured gas plant facilities may pose a threat to the public health or the environment if such contaminants are in sufficient quantities and at such concentrations as to warrant remedial action.

MidAmerican Energy has evaluated all known properties that were, at one time, sites of gas manufacturing plants for which it may be a potentially responsible party. The purpose of these evaluations was to determine whether waste materials are present, whether the materials constitute a health or environmental risk, and whether MidAmerican Energy has any responsibility for remedial action. MidAmerican Energy has actively worked with the regulatory agencies and has received regulatory closure on fourteen sites. MidAmerican Energy is continuing to work with the agencies to obtain regulatory closure on an additional ten sites.

MidAmerican Energy estimates the range of possible costs for investigation, remediation and monitoring for the sites discussed above to be approximately $6 million to $13 million. As of March 31, 2005 and December 31, 2004, MidAmerican Energy had recorded a liability of $7.7 million and $9.3 million, respectively, for these sites and a corresponding regulatory asset for future recovery through the regulatory process. MidAmerican Energy projects that these amounts will be incurred or paid over the next two years.

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

4.	Rate Matters

Under three settlement agreements between MidAmerican Energy, the OCA and other intervenors approved by the IUB, MidAmerican Energy has agreed not to seek a general increase in electric rates prior to 2012 unless, beginning in 2006, its Iowa jurisdictional electric return on equity for any year falls below 10%. Prior to filing for a general increase in electric rates, MidAmerican Energy is required to conduct 30 days of good faith negotiations with the signatories to the settlement agreements to attempt to avoid a general increase in such rates. As a party to the settlement agreements, the OCA has agreed not to request or support any decrease in MidAmerican Energy’s Iowa electric rates prior to January 1, 2012. The settlement agreements specifically allow the IUB to approve or order electric rate design or cost of service rate changes that could result in changes to rates for specific customers as long as such changes do not result in an overall increase in revenues for MidAmerican Energy. The settlement agreements also each provide that portions of revenues associated with Iowa retail electric returns on equity within specified ranges will be recorded as a regulatory liability.

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

The third settlement agreement was approved by the IUB on January 31, 2005, in conjunction with MidAmerican Energy’s proposed expansion of its wind power project by up to 90 megawatts (“MW”). This settlement extended through 2011 MidAmerican Energy’s commitment not to seek a general increase in electric rates unless its Iowa jurisdictional electric return on equity falls below 10%. It also extended the revenue sharing mechanism through 2011. In addition, the OCA agreed to commit not to seek any decrease in Iowa electric base rates to become effective before January 1, 2012. The total capacity added as the result of the wind expansion project is currently projected to be 50 MW.

The regulatory liabilities created by the three settlement agreements are recorded as a regulatory charge in depreciation and amortization expense when the liability is accrued. Additionally, interest expense is accrued on the portion of the regulatory liability balance recorded in prior years. The regulatory liabilities created for the years through 2010 are expected to be reduced as they are credited against plant in service in amounts equal to the allowance for funds used during construction associated with generating plant additions. As a result of the credit applied to generating plant balances from the reduction of the regulatory liabilities, future depreciation will be reduced. As of March 31, 2005 and December 31, 2004, the related regulatory liability reflected on the Consolidated Balance Sheets was $188.7 million and $181.2 million, respectively. The regulatory liability for 2011, if any, will be credited to customer bills in 2012.

Illinois bundled electric rates are frozen until 2007, subject to certain exceptions allowing for increases, at which time bundled rates may be increased or decreased by the ICC. Illinois law provides that, through 2006, Illinois earnings above a computed level of return on common equity are to be shared equally between regulated retail electric customers and MidAmerican Energy. MidAmerican Energy’s computed level of return on common equity is based on a rolling two-year average of the Monthly Treasury Long-Term Average Rate, as published by the Federal Reserve System, plus a premium of 8.5% for 2000 through 2004 and a premium of 12.5% for 2005 and 2006. The two-year average above which sharing must occur for 2004 was 13.57%. The law allows MidAmerican Energy to mitigate the sharing of earnings above the threshold return on common equity through accelerated recovery of electric assets.

5.	Retirement Plans

MidAmerican Energy sponsors a noncontributory defined benefit pension plan covering substantially all employees of MidAmerican Energy Holdings Company and its domestic energy subsidiaries. MidAmerican Energy also sponsors certain postretirement health care and life insurance benefits covering substantially all retired employees of MidAmerican Energy Holdings Company and its domestic energy subsidiaries. Non-union employees hired after June 30, 2004, are not eligible for postretirement benefits other than pensions. Net periodic benefit cost for the pension, including supplemental retirement, and postretirement benefit plans of MidAmerican Energy and the aforementioned affiliates included the following components for the three months ended March 31, (in thousands):

	Pension		Postretirement
	2005	2004	2005	2004

Components of net periodic benefit cost:
Service cost	$6,687	$6,598	$1,648	$1,962
Interest cost	9,172	8,700	3,589	4,183
Expected return on plan assets	(9,527)	(9,634)	(2,321)	(1,861)
Amortization of net transition balance	-	(198)	614	1,028
Amortization of prior service cost	671	687	-	148
Amortization of prior year loss	409	419	421	834
Net periodic benefit cost	$7,412	$6,572	$3,951	$6,294

MidAmerican Energy expects to contribute $6.6 million and $15.8 million in 2005 to its pension and postretirement plans, respectively. As of March 31, 2005, $1.4 million and $4.3 million of contributions have been made to the pension and postretirement plans, respectively.

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

MidAmerican Energy’s external revenues by product and service are displayed on the Consolidated Statements of Operations.

The following tables provide MidAmerican Energy’s operating revenues, earnings on common stock and total assets on a reportable operating segment basis (in thousands):

	Three Months
	Ended March 31,
	2005	2004
Segment Profit Information
Operating revenues:
External revenues -
Generation	$158,897	$178,871
Energy delivery	617,427	574,427
Transmission	7,981	6,628
Marketing & sales	70,831	80,006
Total	855,136	839,932

Intersegment revenues -
Generation	139,113	143,207
Energy delivery	(153,794)	(157,978)
Transmission	14,681	14,771
Total	-	-
Consolidated	$855,136	$839,932

Earnings on common stock:
Generation	$8,274	$21,834
Energy delivery	37,715	34,328
Transmission	8,887	7,147
Marketing & sales	1,161	1,269
Consolidated	$56,037	$64,578

	As of
	March 31,	December 31,
	2005	2004
Segment Asset Information
Total assets:
Generation	$2,332,901	$2,229,909
Energy delivery	2,555,392	2,625,081
Transmission	288,771	277,771
Marketing & sales	45,397	42,725
Total	5,222,461	5,175,486
Reclassifications and intersegment eliminations (a)	(63,534)	(63,535)
Consolidated	$5,158,927	$5,111,951

(a)
Reclassifications and intersegment eliminations relate principally to the reclassification of income tax balances in accordance with generally accepted accounting principles and the elimination of intersegment accounts receivables and payables.

7.	Total Comprehensive Income

MidAmerican Energy’s total comprehensive income for the three months ended March 31, 2005 and 2004, was $53.1 million and $64.2 million, respectively. The difference from Earnings on Common Stock for the three months ended March 31, 2004, was due to the effective portion of net gains and losses on MidAmerican Energy’s derivative instruments classified as cash flow hedges. For the three months ended March 31, 2005, the difference from Earnings on Common Stock was due to a minimum pension liability adjustment. Accumulated other comprehensive loss, net, was $2.9 million and $- as of March 31, 2005, and December 31, 2004, respectively.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Member
MidAmerican Funding, LLC
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Funding, LLC and subsidiaries (the “Company”) as of March 31, 2005, and the related consolidated statements of operations and cash flows for the three-month periods ended March 31, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and statement of capitalization (not presented herein) of MidAmerican Funding, LLC and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, comprehensive income, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Des Moines, Iowa
May 5, 2005

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	As of
	March 31,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Utility Plant, Net
Electric	$5,540,484	$5,498,878
Gas	965,949	957,011
	6,506,433	6,455,889
Accumulated depreciation and amortization	(3,002,637)	(2,956,856)
	3,503,796	3,499,033
Construction work in progress	495,637	369,406
	3,999,433	3,868,439
Current Assets
Cash and cash equivalents	48,923	88,367
Short-term investments	25,000	39,500
Receivables, net	346,409	337,333
Inventories	32,479	89,646
Other	36,161	22,585
	488,972	577,431

Investments and Nonregulated Property, Net	377,573	375,230
Goodwill	1,268,082	1,268,082
Regulatory Assets	210,420	227,997
Other Assets	119,128	110,065
Total Assets	$6,463,608	$6,427,244

CAPITALIZATION AND LIABILITIES
Capitalization
Member’s equity	$2,095,943	$2,042,403
MidAmerican Energy preferred securities	30,329	30,329
Long-term debt, excluding current portion	2,031,583	2,031,509
	4,157,855	4,104,241
Current Liabilities
Note payable to affiliate	36,550	31,500
Current portion of long-term debt	417	91,018
Accounts payable	240,766	242,966
Taxes accrued	98,379	77,388
Interest accrued	25,802	29,612
Other	75,365	84,032
	477,279	556,516
Other Liabilities
Deferred income taxes	510,232	518,004
Investment tax credits	47,097	48,143
Asset retirement obligations	169,229	166,845
Regulatory liabilities	708,790	677,489
Other	393,126	356,006
	1,828,474	1,766,487
Total Capitalization and Liabilities	$6,463,608	$6,427,244

The accompanying notes are an integral part of these financial statements

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Three Months
	Ended March 31,
	2005	2004
	(Unaudited)
Operating Revenues
Regulated electric	$312,579	$363,184
Regulated gas	467,465	393,571
Nonregulated	76,234	84,191
	856,278	840,946

Operating Expenses
Regulated:
Cost of fuel, energy and capacity	88,763	114,234
Cost of gas sold	387,012	310,775
Other operating expenses	90,393	89,042
Maintenance	31,650	28,018
Depreciation and amortization	63,402	82,528
Property and other taxes	24,446	24,927
	685,666	649,524
Nonregulated:
Cost of sales	66,590	75,073
Other	4,671	5,284
	71,261	80,357
Total operating expenses	756,927	729,881

Operating Income	99,351	111,065

Non-Operating Income
Interest and dividend income	1,205	629
Other income	16,478	6,993
Other expense	(2,512)	(865)
	15,171	6,757
Fixed Charges
Interest on long-term debt	31,720	29,303
Other interest expense	2,056	1,288
Preferred dividends of subsidiaries	312	309
Allowance for borrowed funds	(1,946)	(1,322)
	32,142	29,578

Income Before Income Taxes	82,380	88,244
Income Taxes	26,023	33,887

Net Income	$56,357	$54,357

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months
	Ended March 31,
	2005	2004
	(Unaudited)

Net Cash Flows From Operating Activities
Net income	$56,357	$54,357
Adjustments to reconcile net income to net cash provided:
Depreciation and amortization	63,779	82,888
Deferred income taxes and investment tax credit, net	(6,420)	26,180
Amortization of other assets and liabilities	6,298	682
Gain on sale of securities, assets and other investments	(10,190)	(300)
Loss from impairment of assets and investments	1,876	-
Impact of changes in working capital:
Receivables, net	15,504	(17,351)
Inventories	57,167	57,263
Accounts payable	(41,901)	(1,405)
Taxes accrued	20,991	(5,183)
Other current assets and liabilities	(6,695)	(2,678)
Other	7,609	9,396
Net cash provided by operating activities	164,375	203,849

Net Cash Flows From Investing Activities
Utility construction expenditures	(142,758)	(112,205)
Quad Cities Station decommissioning trust fund	(2,075)	(2,075)
Purchases of available-for-sale securities	(75,502)	-
Proceeds from sales of available-for-sale securities	91,046	1,024
Proceeds from sales of assets and other investments	11,046	7
Other	(183)	910
Net cash used in investing activities	(118,426)	(112,339)

Net Cash Flows From Financing Activities
Retirement of long-term debt, including reacquisition cost	(90,614)	(133)
Reacquisition of preferred securities	-	(1,430)
Note payable to affiliate	5,050	14,325
Net decrease in notes payable	-	(48,000)
Other	171	-
Net cash used in financing activities	(85,393)	(35,238)

Net Increase (Decrease) in Cash and Cash Equivalents	(39,444)	56,272
Cash and Cash Equivalents at Beginning of Period	88,367	4,558
Cash and Cash Equivalents at End of Period	$48,923	$60,830

Supplemental Disclosure:
Interest paid, net of amounts capitalized	$34,384	$34,060
Income taxes paid (refunded)	$(5,773)	$(9,998)

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	General

The consolidated financial statements included herein have been prepared by MidAmerican Funding, LLC (“MidAmerican Funding”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of MidAmerican Funding, all adjustments, consisting of normal recurring adjustments, have been made to present fairly the financial position, the results of operations and the changes in cash flows for the periods presented. Prior year amounts have been reclassified to a basis consistent with the current year presentation, including the reclassification of auction rate securities.  All significant intercompany transactions have been eliminated. Although MidAmerican Funding believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in MidAmerican Funding’s latest Annual Report on Form 10-K.

The accompanying Consolidated Balance Sheet as of December 31, 2004, reflects a $39.5 million reclassification of instruments used in the MidAmerican Energy’s cash management program from Cash and Cash Equivalents to Short-Term Investments. This reclassification is to present auction rate securities as short-term investments rather than as cash equivalents due to the stated maturities of these investments. These instruments are classified as available-for-sale securities as management does not intend to hold them to maturity nor are they bought and sold with the objective of generating profits on short-term differences in price. The carrying value of these instruments approximates their fair value.

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

MidAmerican Funding’s external revenues by product and service are displayed on the Consolidated Statements of Operations.

The following tables provide MidAmerican Funding’s operating revenues, net income and total assets on a reportable operating segment basis (in thousands):

	Three Months
	Ended March 31,
	2005	2004

Segment Profit Information
Operating revenues:
External revenues -
Generation	$158,897	$178,871
Energy delivery	617,427	574,427
Transmission	7,981	6,628
Marketing & sales	70,831	80,006
Other	1,142	1,014
Total	856,278	840,946

Intersegment revenues -
Generation	139,113	143,207
Energy delivery	(153,794)	(157,978)
Transmission	14,681	14,771
Total	-	-
Consolidated	$856,278	$840,946

Net income:
Generation	$8,274	$21,834
Energy delivery	37,715	34,328
Transmission	8,887	7,147
Marketing & sales	1,161	1,269
Other	320	(10,221)
Consolidated	$56,357	$54,357

	As of
	March 31,	December 31,
	2005	2004
Segment Asset Information
Total assets (a):
Generation	$3,255,760	$3,153,106
Energy delivery	2,816,967	2,886,213
Transmission	372,419	361,524
Marketing & sales	45,397	42,725
Other	249,490	227,258
Total	6,740,033	6,670,826
Reclassifications and intersegment eliminations (b)	(276,425)	(243,582)
Consolidated	$6,463,608	$6,427,244

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

MidAmerican Funding’s total comprehensive income for the three months ended March 31, 2005 and 2004, was $53.6 million and $54.0 million, respectively. The difference from Net Income for the three months ended March 31, 2004, was due to the effective portion of net gains and losses on MidAmerican Energy’s derivative instruments classified as cash flow hedges. For the three months ended March 31, 2005, the difference from Net Income was substantially due to a minimum pension liability adjustment. Accumulated other comprehensive loss, net, was $2.8 million and $- million as of March 31, 2005, and December 31, 2004, respectively.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

MidAmerican Energy Company (“MidAmerican Energy”) is a public utility with electric and natural gas operations and is the principal subsidiary within MidAmerican Funding, LLC (“MidAmerican Funding”).

Management’s Discussion and Analysis (“MD&A”) addresses the financial statements of MidAmerican Funding and its subsidiaries and MidAmerican Energy and its subsidiary as presented in this joint filing. Information in MD&A related to MidAmerican Energy, whether or not segregated, also relates to MidAmerican Funding. Information related to other subsidiaries of MidAmerican Funding pertains only to the discussion of the financial condition and results of operations of MidAmerican Funding. Where necessary, discussions have been segregated under the heading “MidAmerican Funding” to allow the reader to identify information applicable to MidAmerican Funding, excluding MidAmerican Energy.

MD&A should be read in conjunction with the financial statements included in this Form 10-Q and the notes to those statements, together with MD&A in MidAmerican Energy’s and MidAmerican Funding’s most recently filed Annual Report on Form 10-K.

Forward-Looking Statements

From time to time, MidAmerican Funding, or one of its subsidiaries individually, including MidAmerican Energy, may make forward-looking statements within the meaning of the federal securities laws that involve judgments, assumptions and other uncertainties beyond the control of MidAmerican Funding or any of its subsidiaries individually. These forward-looking statements may include, among others, statements concerning revenue and cost trends, cost recovery, cost reduction strategies and anticipated outcomes, pricing strategies, changes in the utility industry, planned capital expenditures, financing needs and availability, statements of MidAmerican Funding’s expectations, beliefs, future plans and strategies, anticipated events or trends and similar comments concerning matters that are not historical facts. These types of forward-looking statements are based on current expectations and involve a number of known and unknown risks and uncertainties that could cause the actual results and performance of MidAmerican Funding to differ materially from any expected future results or performance, expressed or implied, by the forward-looking statements. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, MidAmerican Funding has identified important factors that could cause actual results to differ materially from those expectations, including weather effects on sales volumes and revenues, fuel prices, fuel transportation and other operating uncertainties, acquisition uncertainty, uncertainties relating to economic and political conditions and uncertainties regarding the impact of regulations, changes in government policy, utility industry deregulation and competition. Neither MidAmerican Funding, nor any one of its subsidiaries individually, assumes any responsibility to update forward-looking information contained herein.

Executive Summary

The following events and changes, as discussed in more detail herein, highlight some factors that had an effect on MidAmerican Energy’s and MidAmerican Funding’s operating results, liquidity and capital resources:

•
MidAmerican Energy’s regulated electric gross margin was impacted by a 43.7% decrease in wholesale sales volumes resulting in a $19.2 million reduction in wholesale gross margin. The timing of planned generation outages, mainly for the Louisa Generating Station, and the loss of generating capacity at the Ottumwa Generating Station Unit No. 1 (“OGS Unit No. 1”), which experienced a failure of its step-up transformer on February 20, 2005, resulted in lost wholesale sales opportunities and required MidAmerican Energy to generate or purchase more costly replacement power.  OGS Unit No. 1 returned to service on May 3, 2005. Additionally, a change in the mix of higher-priced on-peak and lower-priced off-peak sales and higher cost of energy caused a decrease in the average electric wholesale margins per megawatt hour, reducing electric wholesale gross margin by $14.3 million compared to the first quarter of 2004.

The regulatory expense related to the Iowa revenue sharing arrangement decreased by $20.5 million. Amounts under the arrangement are determined based upon Iowa electric returns on equity which were unfavorably impacted by the lower wholesale revenues. Iowa revenue sharing is recorded as depreciation and amortization in the accompanying consolidated statement of operations.

•
MidAmerican Energy is currently constructing a 790-megawatt (“MW”)(expected accreditation) super-critical-temperature, coal-fired generation project and a 360-MW (nameplate rating) wind power project in Iowa and expects to invest approximately $1.1 billion in the projects through 2007. Through March 31, 2005, $439.3 million of the $1.1 billion had been invested. In December 2004, 160.5 MW of the wind power project was completed and placed in service. The remainder of the wind power project is expected to be completed in 2005.

Results of Operations for the Quarter Ended March 31, 2005 and 2004

Earnings Overview

MidAmerican Energy’s earnings on common stock decreased $8.6 million to $56.0 million for the first quarter of 2005 compared to $64.6 million for the first quarter of 2004. MidAmerican Funding’s net income increased $2.0 million to $56.4 million for the first quarter of 2005 compared to $54.4 million for the first quarter of 2004. The decreased earnings on common stock at MidAmerican Energy was more than offset by gains on the sales of interests in non-strategic, passive investments at MidAmerican Funding.

Following is a discussion of various factors that affected earnings. Explanations include management's best estimate of the impact of weather, customer growth and other factors.

Regulated Electric Gross Margin

	Quarter
	Ended March 31,
	2005	2004

Gross margin (in millions):
Operating revenues	$312.6	$363.2
Less cost of fuel, energy and capacity	88.8	114.2
Electric gross margin	$223.8	$249.0

Sales (gigawatt-hours):
Residential	1,369	1,393
Small general service	960	963
Large general service	1,730	1,695
Other	353	340
Total retail	4,412	4,391
Wholesale	1,719	3,052
Total	6,131	7,443

Electric gross margin for the first quarter of 2005 decreased $25.2 million compared to the first quarter of 2004 due to a $33.5 million decrease in gross margin on wholesale sales and a $1.4 million decrease in gross margin on retail sales. These decreases were partially offset by an $8.3 million increase in net margin on MidAmerican Energy’s sales and purchases of electric capacity and a $1.4 million increase in transmission revenues.

Sales of energy to other utilities, municipalities and marketers inside and outside of MidAmerican Energy's delivery system are classified as wholesale. The decrease in gross margin on electric wholesale energy sales is due principally to a 43.7% decrease in wholesale sales volumes, which decreased wholesale gross margin by $19.2 million. The timing of planned generation outages, mainly for the Louisa Generating Station, and the loss of generating capacity at the OGS Unit No. 1, which experienced a failure of its step-up transformer on February 20, 2005, resulted in lost wholesale sales opportunities and required MidAmerican Energy to generate or purchase more costly replacement power. OGS Unit No. 1 returned to service on May 3, 2005. Additionally, a change in the mix of higher-priced on-peak and lower-priced off-peak sales and higher cost of energy caused a decrease in the average electric wholesale margins per megawatt hour, reducing electric wholesale gross margin by $14.3 million compared to the first quarter of 2004.

In total, electric retail sales volumes increased 0.5% compared to the first quarter of 2004. The effect of temperature conditions during the first quarter of 2005 compared to the first quarter of 2004 resulted in a $2.9 million decrease in electric retail gross margin. Electricity usage factors not dependent on weather, such as changes in individual customer usage patterns, increased electric margin by $3.7 million compared to the first quarter of 2004 while an increase in the average number of retail customers improved electric retail gross margin by $3.1 million. An increase in fuel costs related to Iowa retail electric sales decreased electric retail gross margin by $6.6 million compared to the first quarter of 2004 due in part to the cost of replacement power as a result of the generating station outages mentioned above. Revenues from the recovery of energy efficiency program costs increased $1.4 million compared to the first quarter of 2004. Changes in these revenues are substantially matched with corresponding changes in other operating expenses.

Regulated Gas Gross Margin

	Quarter
	Ended March 31,
	2005	2004

Gross margin (in millions)
Operating revenues	$467.5	$393.6
Less cost of gas sold	387.0	310.8
Gas gross margin	$80.5	$82.8

Sales (000’s decatherms):
Residential	22,893	25,146
Small general service	10,880	11,672
Large general service	1,595	1,018
Other	27	90
Total retail	35,395	37,926
Wholesale	17,255	13,688
Total	52,650	51,614

Regulated gas revenues include purchased gas adjustment clauses through which MidAmerican Energy is allowed to recover the cost of gas sold from its retail gas utility customers. Consequently, fluctuations in the cost of gas sold do not affect gross margin or net income because revenues reflect comparable fluctuations through the purchased gas adjustment clauses. Compared to the first quarter of 2004, MidAmerican Energy’s average per-unit cost of gas sold increased 22.1%, resulting in a $70.0 million increase in cost of gas sold for the quarter. The remainder of the increase in cost of gas sold was due to an increase in sales volumes.

The following table summarizes the variance in gas operating revenues, including the impact of the fluctuation in the cost of gas sold. The variances in gas operating revenues other than the fluctuation in cost of gas sold have the same impact on gross margin.

Quarter Ended
March 31,
2005 vs. 2004
(In millions)
Change in cost of gas sold:
Price	$70.0
Sales volumes	6.2
Total	76.2
Weather	(2.3)
Customer growth	1.5
Other usage factors	(2.7)
Other	1.2
Total revenue variance	$73.9

The decrease in gas gross margin due to weather was the result of mild temperature conditions in the first quarter of 2005 compared to the same quarter in 2004. Other gas usage factors, such as changes in individual customer usage patterns and reaction to prices, also decreased gas margin. MidAmerican Energy's average number of gas retail customers increased 1.6% compared to the first quarter of 2004.

Regulated Operating Expenses

Maintenance expenses for the first quarter of 2005 increased $3.6 million compared to the first quarter of 2004 due principally to a $1.9 million increase in fossil fuel generating maintenance and a $1.2 million increase in distribution maintenance.

Depreciation and amortization expense for the first quarter of 2005 decreased $19.1 million compared to the first quarter of 2004 due to a $20.5 million decrease in regulatory expense related to a revenue sharing arrangement in Iowa due to lower Iowa electric returns on equity primarily due to lower electric margins. Refer to the "Legislative and Utility Regulatory Matters" section for an explanation of the revenue sharing arrangement.

Nonregulated Gross Margin

	Quarter
	Ended March 31,
	2005	2004
	(In millions)
MidAmerican Energy -
Nonregulated operating revenues	$75.1	$83.2
Less nonregulated cost of sales	66.4	74.8
Nonregulated gross margin	$8.7	$8.4

MidAmerican Funding Consolidated -
Nonregulated operating revenues	$76.2	$84.2
Less nonregulated cost of sales	66.6	75.1
Nonregulated gross margin	$9.6	$9.1

MidAmerican Energy’s nonregulated retail gas marketing services operate in Iowa, Illinois, Ohio and South Dakota. MidAmerican Energy purchases gas from producers and third party marketers and sells it directly to large commercial end-users. In addition, MidAmerican Energy manages gas supplies for a number of smaller commercial end-users, which includes the sale of gas to these customers to meet their supply requirements. A 34.9% decrease in nonregulated retail gas sales volumes compared to the first quarter of 2004 accounted for the decrease in nonregulated operating revenues and cost of sales, offset partially by increases related to nonregulated electric retail sales. The decrease in nonregulated retail gas sales volumes was due in large part to the non-renewal of sales contracts as a result of a related regulatory issue in Illinois. Refer to “Rate Matters” for a discussion of the issue.

Other Income

MidAmerican Energy -

As a regulated public utility, MidAmerican Energy is allowed to capitalize, and record as income, a cost of construction for equity funds used, based on guidelines set forth by the Federal Energy Regulatory Commission (“FERC”). Other income for the capitalized allowance on equity funds used during construction totaled $4.4 million and $3.3 million in the first quarter of 2005 and 2004, respectively. MidAmerican Energy expects to continue to record income for the allowance on equity funds used during construction through 2007 while the announced generating facilities are constructed.

MidAmerican Funding -

Other income for the first quarter of 2005 includes $9.9 million of gains from the sale of two non-strategic, passive investments. These gains were partially offset by a decrease in income from other alternative energy capital investments.

Fixed Charges

The increase in interest on long-term debt was due to the effect of $350.0 million of MidAmerican Energy long-term debt issued on October 1, 2004, offset partially by maturities of higher rate debt in 2004 and 2005. Other interest expense increased due to interest on the Iowa revenue sharing liability. MidAmerican Energy is allowed to capitalize, and record as a reduction to fixed charges, a cost of construction for debt funds used, based on guidelines set forth by the FERC. Allowance for borrowed funds increased due to increased utility construction expenditures. MidAmerican Energy expects to continue to record allowance for borrowed funds used during construction through 2007 while the announced generating facilities are constructed.

Income Taxes

MidAmerican Energy -

In October 2004, the President signed into law legislation that extends the federal production tax credit for electricity produced by wind energy facilities placed in service prior to January 1, 2006. Accordingly, in 2005, MidAmerican Energy’s income taxes for the three months ended March 31, 2005, were reduced by the production tax credits related to energy produced by its wind power facilities.

State utility rate regulation in Iowa requires that the tax effect of certain timing differences be flowed through immediately to customers. Accordingly, amounts that would otherwise have been recognized in income tax expense have been included as changes in regulatory assets. This flow-through treatment of such timing differences impacts the effective tax rates from year to year, particularly as it related to the federal bonus depreciation deductions associated with the significant generation plant additions in 2004.

During the first quarter of 2004, MidAmerican Energy settled an income tax audit with the Internal Revenue Service and recorded as income a tax liability previously established for the settled issue, resulting in an $8.5 million reduction to MidAmerican Energy’s income tax expense for the first quarter of 2004.

MidAmerican Funding -

A significant portion of MidAmerican Energy’s tax liability for the settled issue above was originally established in 1999 when MidAmerican Energy's parent company, MHC Inc., was acquired by MidAmerican Funding. This change in estimate of an income tax uncertainty that resulted from a purchase business combination was accounted for as an adjustment to the remaining balance of goodwill attributable to the acquisition. Accordingly, in the first quarter of 2004, MidAmerican Funding decreased goodwill and increased income tax expense by $4.7 million to reflect the settlement of that portion of the income tax liability recognized at the time of the acquisition of MHC.

Liquidity and Capital Resources

MidAmerican Energy and MidAmerican Funding have available a variety of sources of liquidity and capital resources, both internal and external. These resources provide funds required for current operations, construction expenditures, dividends, debt retirement and other capital requirements.

As reflected on the Consolidated Statements of Cash Flows, MidAmerican Energy’s net cash provided by operating activities was $181.7 million and $221.7 million for the first quarter of 2005 and 2004, respectively. MidAmerican Funding’s net cash provided by operating activities was $164.4 million and $203.8 million for the first quarter of 2005 and 2004, respectively.

Utility Construction Expenditures

MidAmerican Energy’s primary need for capital is utility construction expenditures. For the first quarter of 2005, utility construction expenditures incurred totaled $184.4 million, including allowance for funds used during construction and Quad Cities Station nuclear fuel purchases. Utility construction expenditures include non-cash and accrued amounts, which include $22.1 million in the first quarter of 2005 for MidAmerican Energy’s share of deferred payments related to the Council Bluffs Energy Center Unit No. 4 (“CBEC Unit 4”) generation project. Under a contract with the general contractor on that project, MidAmerican Energy is allowed to defer payments, including the other owners’ shares, for up to $200.0 million of billed construction costs through the end of the project. Another non-cash expenditure included in utility construction expenditures relates to a computed cost of equity funds. As a regulated public utility, MidAmerican Energy is allowed to capitalize, and record as income, a cost of construction for equity funds used, based on guidelines set forth by the FERC.

Forecasted utility construction expenditures, including allowance for funds used during construction and completion of the wind power project discussed below, are $856 million for 2005. Capital expenditure needs are reviewed regularly by management and may change significantly as a result of such reviews. MidAmerican Energy expects to meet these capital expenditures with cash flows from operations and the issuance of long-term debt.

MidAmerican Energy anticipates a continuing increase in demand for electricity from its regulated customers. To meet anticipated demand and ensure adequate electric generation in its service territory, MidAmerican Energy is currently constructing CBEC Unit 4, a 790-MW (expected accreditation) super-critical-temperature, coal-fired facility, and a 360-MW (nameplate rating) wind power project in Iowa. The projects will provide service to regulated retail electricity customers. MidAmerican Energy has obtained regulatory approval to include the Iowa portion of the actual costs of the generation projects in its Iowa rate base as long as actual costs do not exceed the agreed caps that MidAmerican Energy has deemed to be reasonable. If the caps are exceeded, MidAmerican Energy has the right to demonstrate the prudence of the expenditures above the caps, subject to regulatory review. Wholesale sales may also be made from the projects to the extent the power is not immediately needed for regulated retail service. MidAmerican Energy expects to invest approximately $1.1 billion in the CBEC Unit 4 and wind generation projects, of which $439.3 million has been invested through March 31, 2005.

MidAmerican Energy will operate CBEC Unit 4 and hold an undivided ownership interest as a tenant in common with the other owners of the plant. MidAmerican Energy's ownership interest is 60.67%, equating to 479 MW of output. MidAmerican Energy expects its share of the estimated cost of the project, including transmission facilities, to be approximately $737 million, excluding allowance for funds used during construction. Municipal, cooperative and public power utilities will own the remainder, which is a typical ownership arrangement for large base-load plants in Iowa. On February 12, 2003, MidAmerican Energy executed a contract with Mitsui & Co. Energy Development, Inc. for engineering, procurement and construction of the plant. On September 9, 2003, MidAmerican Energy began construction of the plant, which it expects to be completed in the summer of 2007. On December 29, 2004, MidAmerican Energy received an order from the IUB approving construction of the associated transmission facilities and is proceeding with construction.

The wind power project currently under construction consists of wind power facilities located at two sites in north central Iowa totaling 360 MW (nameplate rating), including an expected 50-MW expansion of the original project. Generally speaking, accredited capacity ratings for wind power facilities are considerably less than the nameplate ratings due to the varying nature of wind. The current projected accredited capacity for these wind power facilities is approximately 61 MW. MidAmerican Energy will own and operate these facilities, which, including transmission facilities, are expected to cost approximately $386 million, excluding allowance for funds used during construction. As of December 31, 2004, wind turbines totaling 160.5 MW at one of the sites were completed and in service. The remaining turbines are expected to be completed in 2005. On January 31, 2005, the IUB approved ratemaking principles related to the expansion of the wind power project. Refer to the “Rate Matters” discussion below for information regarding the rate aspects of related settlement agreements.

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

Contractual Obligations and Commercial Commitments

MidAmerican Energy and MidAmerican Funding have various contractual obligations and commercial commitments. There have been no material changes in the amount of such obligations and commitments from what was disclosed in the “Liquidity and Capital Resources” section of MD&A in MidAmerican Energy’s and MidAmerican Funding’s most recently filed Form 10-K.

Debt Redemption and Issuance

MidAmerican Energy’s 7% series of mortgage bonds, totaling $90.5 million, matured on February 15, 2005. MidAmerican Energy expects to issue long-term debt in 2005 to support construction of its electric generation projects and for general corporate purposes.

Debt Authorizations and Credit Facilities

MidAmerican Energy has authority from the FERC to issue through April 14, 2007, short-term debt in the form of commercial paper and bank notes aggregating $500.0 million. MidAmerican Energy currently has in place a $425.0 million revolving credit facility that supports its $304.6 million commercial paper program and its variable rate pollution control revenue obligations. The facility expires November 18, 2009.

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

In conjunction with its wholesale marketing and trading activities, MidAmerican Energy must meet credit quality standards as required by counterparties. MidAmerican Energy has energy trading agreements that, in accordance with industry practice, either specifically require it to maintain investment grade credit ratings or provide the right for counterparties to demand “adequate assurances” in the event of a material adverse change in MidAmerican Energy’s creditworthiness. If one or more of MidAmerican Energy’s credit ratings decline below investment grade, MidAmerican Energy may be required to post cash collateral, letters of credit or other similar credit support to facilitate ongoing wholesale marketing and trading activities. As of March 31, 2005, MidAmerican Energy’s estimated potential collateral requirements totaled approximately $123 million. MidAmerican Energy’s collateral requirements could fluctuate considerably due to seasonality, market price volatility, and a loss of key MidAmerican Energy generating facilities or other related factors.

Utility Regulatory Matters

Rate Matters

Under three settlement agreements between MidAmerican Energy, the Iowa Office of Consumer Advocate (“OCA”) and other intervenors approved by the IUB, MidAmerican Energy has agreed not to seek a general increase in electric rates prior to 2012 unless, beginning in 2006, its Iowa jurisdictional electric return on equity for any year falls below 10%. Prior to filing for a general increase in electric rates, MidAmerican Energy is required to conduct 30 days of good faith negotiations with the signatories to the settlement agreements to attempt to avoid a general increase in such rates. As a party to the settlement agreements, the OCA has agreed not to request or support any decrease in MidAmerican Energy’s Iowa electric rates prior to January 1, 2012. The settlement agreements specifically allow the IUB to approve or order electric rate design or cost of service rate changes that could result in changes to rates for specific customers as long as such changes do not result in an overall increase in revenues for MidAmerican Energy. The settlement agreements also each provide that portions of revenues associated with Iowa retail electric returns on equity within specified ranges will be recorded as a regulatory liability.

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

The third settlement agreement was approved by the IUB on January 31, 2005, in conjunction with MidAmerican Energy’s proposed expansion of its wind power project by up to 90 MW. This settlement extended through 2011 MidAmerican Energy’s commitment not to seek a general increase in electric rates unless its Iowa jurisdictional electric return on equity falls below 10%. It also extended the revenue sharing mechanism through 2011. In addition, the OCA agreed to commit not to seek any decrease in Iowa electric base rates to become effective before January 1, 2012. The total capacity added as the result of the wind expansion project is currently projected to be 50 MW.

The regulatory liabilities created by the three settlement agreements are recorded as a regulatory charge in depreciation and amortization expense when the liability is accrued. Additionally, interest expense is accrued on the portion of the regulatory liability balance recorded in prior years. The regulatory liabilities created for the years through 2010 are expected to be reduced as they are credited against plant in service in amounts equal to the allowance for funds used during construction associated with generating plant additions. As a result of the credit applied to generating plant balances from the reduction of the regulatory liabilities, future depreciation will be reduced. As of March 31, 2005 and December 31, 2004, the related regulatory liability reflected on the Consolidated Balance Sheets was $188.7 million and $181.2 million, respectively. The regulatory liability for 2011, if any, will be credited to customer bills in 2012.

In an order issued September 27, 2004, the IUB requires MidAmerican Energy to file various plans to fully equalize and consolidate its class zonal electric rates by the end of each of the years 2007 through 2010. On October 18, 2004, MidAmerican Energy filed a motion for reconsideration opposing full rate equalization and proposing a series of rate reductions. On March 21, 2005, the IUB required MidAmerican Energy to file additional information about potential rate changes concerning phased equalization or consolidation of existing zonal rate differences that could have the effect of bringing rates together on a basis designed to have no impact on the overall revenues MidAmerican Energy receives from its Iowa electric customers. MidAmerican Energy filed the requested information on April 11, 2005. In the same proceeding, MidAmerican Energy has a pending request to reduce rates for some residential customers by approximately $4.0 million in 2008 and $3.0 million in 2009 for a total annualized reduction of $7.0 million in addition to the reductions to be offset by cost decreases related to existing contracts. The $7.0 million reduction in revenues may begin to be offset by a rate increase for other residential customers starting in 2011.

Illinois bundled electric rates are frozen until 2007, subject to certain exceptions allowing for increases, at which time bundled rates may be increased or decreased by the ICC. Illinois law provides that, through 2006, Illinois earnings above a computed level of return on common equity are to be shared equally between regulated retail electric customers and MidAmerican Energy. MidAmerican Energy’s computed level of return on common equity is based on a rolling two-year average of the Monthly Treasury Long-Term Average Rate, as published by the Federal Reserve System, plus a premium of 8.5% for 2000 through 2004 and a premium of 12.5% for 2005 and 2006. The two-year average above which sharing must occur for 2004 was 13.57%. The law allows MidAmerican Energy to mitigate the sharing of earnings above the threshold return on common equity through accelerated recovery of electric assets.

The ICC staff has questioned the legality of MidAmerican Energy’s competitive sales of gas to retail customers within the state of Illinois. In its testimony in the purchase gas adjustment proceedings covering 2001 and 2002, the ICC staff expressed its position that MidAmerican Energy must reduce gas costs recovered from Illinois regulated gas customers through the purchase gas adjustment by the gross margins earned from MidAmerican Energy’s Illinois nonregulated retail customers since 1996. Gross margin is the difference between the revenue and the related cost of gas for MidAmerican Energy’s nonregulated sales of gas to retail customers in the entire state of Illinois. The ICC has not yet ruled in either case. If the ICC accepts the adjustments proposed by its staff and makes the same adjustment for the years 2003 - 2004, the total cumulative adjustment through November 30, 2004, including the adjustments since 1996, would be $7.8 million.

In a related proceeding, the ICC issued a declaratory ruling on May 11, 2004, finding that MidAmerican Energy cannot lawfully sell competitive, or nonregulated, gas anywhere in Illinois. In that same decision, the ICC decided to open a separate proceeding to determine an appropriate remedy for such sales. That decision is now on appeal in the Illinois Appellate Court.

In November 2004, the Illinois legislature overrode the Governor’s veto of SB 2525. That law allows MidAmerican Energy to continue its competitive gas sales in Illinois subject to ICC regulation. The ICC still must resolve the historical issues in the on-going purchase gas adjustment and related proceedings noted above.

Transmission Developments

The FERC has undertaken several measures to increase competition in the markets for wholesale electric energy, including efforts to foster the development of regional transmission organizations ("RTO") in its Order No. 2000 issued December 1999 and its July 2002 proposed rulemaking that would implement a standard market design ("SMD") for wholesale electric markets.

If implemented, the FERC’s July 2002 proposed rule for SMD would require sweeping changes to the use and expansion of the interstate transmission and wholesale bulk power systems in the United States. However, it is unclear when or even whether the FERC will issue a final rule and what form the final rule would ultimately take. In response to significant criticism of its proposed rule, the FERC subsequently indicated that it had changed its proposal and would adopt a flexible approach to SMD that would accommodate regional differences. Any final rule on SMD or similar FERC action could impact the costs of MidAmerican Energy’s electricity and transmission products. Such FERC action could directly or indirectly influence how transmission services are priced, the availability of transmission services, how transmission services are obtained, and market prices for electricity in markets in which MidAmerican Energy buys and sells electricity. Although MidAmerican Energy is not presently a member of an RTO, three RTO’s - Midwest Independent System Operator, PJM Interconnection and Southwest Power Pool, Inc. - are directly interconnected with MidAmerican Energy’s transmission facilities. MidAmerican Energy cannot predict what impact, if any, the evolution of these RTO’s, or others, may have on how wholesale electricity is bought and sold, as well as the geographic scope of the wholesale marketplace in which MidAmerican Energy buys and sells electricity.

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

Environmental Matters

MidAmerican Energy’s generating facilities are subject to applicable provisions of the Clean Air Act and related air quality standards promulgated by the United States Environmental Protection Agency (“EPA”). The Clean Air Act provides the framework for regulation of certain air emissions and permitting and monitoring associated with those emissions. MidAmerican Energy believes it is in material compliance with current air quality requirements. Refer to Note (3)(a) of Notes to Consolidated Financial Statements in this Form 10-Q for further discussion of air quality standards affecting MidAmerican Energy.

On February 16, 2005, the Kyoto Protocol became effective, requiring 35 developed countries to reduce greenhouse gas emissions by approximately 5% between 2008 and 2012. While the United States did not ratify the protocol, the ratification and implementation of its requirements in other countries has resulted in increased attention on the climate change issue in the United States. The McCain-Lieberman bill, known as the Climate Stewardship Act, which was defeated by Congress in 2004, was reintroduced in Congress on February 10, 2005. The Climate Stewardship Act would require a reduction of greenhouse gas emissions in certain economic sectors to 2000 levels by 2010 through the utilization of emission allowances. On February 15, 2005, Senator Chuck Hagen proposed a comprehensive approach to dealing with the issue of climate change through the introduction of three bills that address technology deployment in the United States by providing loans, investment protection and power production incentives for United States businesses investing in advanced climate technology, technology deployment in developing countries, and research and development tax incentives.

Litigation is pending before the United States Circuit Court of Appeals for the District of Columbia to determine whether the Clean Air Act requires federal regulation of carbon dioxide emissions. While debate continues at the national level over the direction of domestic climate policy, several states are developing state-specific or regional legislative initiatives to reduce greenhouse gas emissions. The outcome of climate change litigation and federal and state initiatives cannot be determined at this time; however, adoption of stringent limits on greenhouse gas emissions could significantly impact MidAmerican Energy’s facilities and, therefore, its results of operations.

The EPA and the state environmental agencies have determined that contaminated wastes remaining at decommissioned manufactured gas plant facilities may pose a threat to the public health or the environment if such contaminants are in sufficient quantities and at such concentrations as to warrant remedial action.

MidAmerican Energy has evaluated all known properties that were, at one time, sites of gas manufacturing plants for which it may be a potentially responsible party. The purpose of these evaluations was to determine whether waste materials are present, whether the materials constitute an environmental or health risk, and whether MidAmerican Energy has any responsibility for remedial action. As of March 31, 2005, MidAmerican Energy has recorded a $7.7 million liability for these sites and a corresponding regulatory asset for future recovery through the regulatory process. Refer to Note (3)(c) of Notes to Consolidated Financial Statements in this Form 10-Q for further discussion of MidAmerican Energy’s environmental activities related to manufactured gas plant sites and cost recovery.

Although the timing of potential incurred costs and recovery of such costs in rates may affect the results of operations in individual periods, management believes that the outcome of these issues will not have a material adverse effect on MidAmerican Energy’s financial position, results of operations or cash flows.

Generating Capability

In August 2003, retail customer usage of electricity caused a new record hourly peak demand of 3,935 MW on MidAmerican Energy’s electric system. For the 2004 cooling season, MidAmerican Energy’s hourly peak demand was 3,894 MW on July 20, 2004. MidAmerican Energy is interconnected with Iowa and neighboring utilities and is party to an electric generation and transmission pooling agreement administered by the Mid-Continent Area Power Pool (“MAPP”). Each MAPP participant is required to maintain for emergency purposes a net generating capability reserve of at least 15% above its system peak demand. For the 2004 cooling season, MidAmerican Energy’s reserve was approximately 26% above its system peak demand.

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

The transmission developments addressed under “Utility Regulatory Matters" above also can impact MidAmerican Energy's wholesale electric purchases and sales. In addition, organized markets for the sale of energy may impact the price MidAmerican Energy pays for wholesale electricity as well as the prices it receives for wholesale sales. The FERC has other proceedings underway which may influence the wholesale electric marketplace. Because of the uncertainties as to future regulatory policy governing transmission service and pricing, and regulation of wholesale electric sales, MidAmerican Energy is uncertain whether past wholesale costs and revenues will be representative of future wholesale costs and revenues.

New Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 clarifies that the term conditional asset retirement obligation as used in Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. MidAmerican Energy and MidAmerican Funding are required to adopt the provisions of FIN 47 by December 2005. Adoption of FIN 47 is not expected to have a material effect on MidAmerican Energy’s or MidAmerican Funding’s financial position, results of operations or cash flows.

Critical Accounting Policies and Estimates

MidAmerican Energy’s and MidAmerican Funding’s significant accounting policies are described in their respective Note (1) of Notes to Consolidated Financial Statements in Item 8 of their most recently filed Annual Report on Form 10-K. For a discussion of their critical accounting policies and estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in their most recently filed Annual Report on Form 10-K. MidAmerican Energy’s and MidAmerican Funding’s critical accounting policies have not changed materially since December 31, 2004.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.

MidAmerican Energy’s exposure to market risk has not changed materially from its risk as of December 31, 2004. The scope of its use of financial instruments for both hedging and proprietary trading purposes has also not changed materially from December 31, 2004. MidAmerican Energy trades financial instruments that are almost entirely exchange-traded or have prices that are actively quoted. Reference is made to MidAmerican Energy’s and MidAmerican Funding’s most recently filed Form 10-K, and in particular, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, and Notes (1)(i) and (12) in Notes to Consolidated Financial Statements in Item 8 of that report.

Item 4.	Controls and Procedures.

With the supervision and participation of MidAmerican Funding’s and MidAmerican Energy’s management, including the respective persons acting as chief executive officer and chief financial officer, each company performed an evaluation regarding the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2005. Based on that evaluation, MidAmerican Funding’s and MidAmerican Energy’s management, including the respective persons acting as chief executive officer and chief financial officer, concluded that their respective disclosure controls and procedures were effective. There have been no changes during the quarter covered by this report in MidAmerican Funding’s or MidAmerican Energy’s internal control over financial reporting that has materially affected, or is reasonably likely to material affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

MidAmerican Energy is one of dozens of companies named as defendants in a January 20, 2004 consolidated class action lawsuit filed in the United States District Court for the Southern District of New York. The suit alleges that the defendants have engaged in unlawful manipulation of the prices of natural gas futures and options contracts traded on the New York Mercantile Exchange ("NYMEX") during the period of January 1, 2000 to December 31, 2002. MidAmerican Energy is mentioned as a company that has engaged in wash trades on Enron Online (an electronic trading platform) that had the effect of distorting prices for gas trades on the NYMEX. The plaintiffs to the class action do not specify the amount of alleged damages. At this time MidAmerican Energy does not believe that it has any material exposure in this lawsuit.

The original complaint in this matter, Cornerstone Propane Partners, L.P. v. Reliant, et al. (“Cornerstone”), was filed on August 18, 2003 in the United States District Court, Southern District of New York naming MidAmerican Energy. On October 1, 2003, a second complaint, Roberto, E. Calle Gracey, et al. (“Calle Gracey”), was filed in the same court but did not name MidAmerican Energy. On November 14, 2003, a third complaint, Dominick Viola (“Viola”), et al., was filed in the same court and named MidAmerican Energy as a defendant. On December 5, 2003, the court entered Pretrial Order No. 1, which among other procedural matters, ordered the consolidation of the Cornerstone, Calle Gracey and Viola complaints and permitted plaintiffs to file an amended complaint in this matter. On January 20, 2004, plaintiffs filed In Re: Natural Gas Commodity Litigation as the amended complaint reasserting their previous allegations. On February 19, 2004, MidAmerican Energy filed a Motion to Dismiss and joined with several other defendants to file a joint Motion to Dismiss. The plaintiffs filed a response on May 19, 2004, contesting both Motions to Dismiss. On September 24, 2004, the pending motions to dismiss were denied. On October 14, 2004, plaintiffs filed an amended complaint to add certain defendants’ affiliates as defendants and reasserted their previous allegations. MidAmerican Energy and the other defendants filed their respective answers to the complaint on October 28, 2004. Plaintiffs filed a motion for class actions certification on January 25, 2005. MidAmerican Energy will continue to coordinate with the other defendants and vigorously defend the allegations against it.

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

MIDAMERICAN FUNDING, LLC
MIDAMERICAN ENERGY COMPANY
(Registrants)

Date: May 6, 2005	/s/ Patrick J. Goodman
Patrick J. Goodman
Vice President and Treasurer
of MidAmerican Funding, LLC
(principal financial and accounting officer)

/s/ Thomas B. Specketer
Thomas B. Specketer
Vice President and Controller
of MidAmerican Energy Company
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.

MidAmerican Energy

15	Awareness Letter of Independent Registered Public Accounting Firm

31.1	Chief executive officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief financial officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief executive officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief financial officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

MidAmerican Funding

31.3	Chief executive officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Chief financial officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.3	Chief executive officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4	Chief financial officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002