Form 10-Q
period 2005-06-30
MIDAMERICAN ENERGY CO; MIDAMERICAN FUNDING LLC
filed 2005-08-10
CIK 928576, 1098296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

or

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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of July 25, 2005, all of the member’s equity of MidAmerican Funding, LLC was held by its parent company, MidAmerican Energy Holdings Company.

As of July 25, 2005, all 70,980,203 outstanding shares of MidAmerican Energy Company’s voting stock were held by its parent company, MHC Inc., a direct, wholly owned subsidiary of MidAmerican Funding, LLC.

MidAmerican Funding, LLC (“MidAmerican Funding”) and MidAmerican Energy Company (“MidAmerican Energy”) separately file this combined Form 10-Q. Information relating to each individual registrant is filed by such registrant on its own behalf. Except for its subsidiary, MidAmerican Energy makes no representation as to information relating to any other subsidiary of MidAmerican Funding.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder
MidAmerican Energy Company
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Energy Company and subsidiary (the “Company”) as of June 30, 2005, and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2005 and 2004, and of cash flows for the six-month periods ended June 30, 2005 and 2004. These interim financial statements are the responsibility of the Company's management.

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
August 10, 2005

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands)

	As of
	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Utility Plant, Net
Electric	$5,609,276	$5,498,878
Gas	974,897	957,011
	6,584,173	6,455,889
Accumulated depreciation and amortization	(3,040,039)	(2,956,856)
	3,544,134	3,499,033
Construction work in progress	581,484	369,406
	4,125,618	3,868,439

Current Assets
Cash and cash equivalents	8,655	88,113
Short-term investments	-	39,500
Receivables, net	264,085	332,759
Inventories	47,070	89,646
Other	27,781	22,080
	347,591	572,098

Investments and Nonregulated Property, Net	348,079	333,360
Regulatory Assets	223,832	227,997
Other Assets	117,035	110,057
Total Assets	$5,162,155	$5,111,951

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholder’s equity	$1,612,531	$1,527,468
MidAmerican Energy preferred securities	30,329	30,329
Long-term debt, excluding current portion	1,171,667	1,331,509
	2,814,527	2,889,306
Current Liabilities
Current portion of long-term debt	160,265	91,018
Accounts payable	174,742	241,836
Taxes accrued	98,087	70,810
Interest accrued	11,565	13,842
Other	83,369	83,949
	528,028	501,455
Other Liabilities
Deferred income taxes	476,669	486,970
Investment tax credits	46,052	48,143
Asset retirement obligations	171,615	166,845
Regulatory liabilities	727,067	677,489
Other	398,197	341,743
	1,819,600	1,721,190
Total Capitalization and Liabilities	$5,162,155	$5,111,951

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
		(Unaudited)
Operating Revenues
Regulated electric	$347,269	$344,375	$659,848	$707,559
Regulated gas	209,978	173,669	677,443	567,240
Nonregulated	61,223	55,927	136,315	139,104
	618,470	573,971	1,473,606	1,413,903

Operating Expenses
Regulated:
Cost of fuel, energy and capacity	102,587	98,679	191,350	212,913
Cost of gas sold	166,941	133,442	553,953	444,217
Other operating expenses	95,391	93,511	185,784	182,553
Maintenance	40,164	46,376	71,814	74,394
Depreciation and amortization	73,646	67,539	137,048	150,067
Property and other taxes	23,236	22,852	47,682	47,779
	501,965	462,399	1,187,631	1,111,923
Nonregulated:
Cost of sales	53,651	47,641	120,077	122,445
Other	4,124	4,569	7,707	8,724
	57,775	52,210	127,784	131,169
Total operating expenses	559,740	514,609	1,315,415	1,243,092

Operating Income	58,730	59,362	158,191	170,811

Non-Operating Income
Interest and dividend income	1,239	631	2,405	1,230
Other income	7,245	5,553	12,522	9,918
Other expense	(1,152)	(1,315)	(1,752)	(2,076)
	7,332	4,869	13,175	9,072
Fixed Charges
Interest on long-term debt	19,371	17,046	39,317	34,625
Other interest expense	2,037	1,479	3,859	2,716
Allowance for borrowed funds	(2,626)	(1,877)	(4,572)	(3,199)
	18,782	16,648	38,604	34,142

Income Before Income Taxes	47,280	47,583	132,762	145,741
Income Taxes	15,066	19,012	44,199	52,283
Net Income	32,214	28,571	88,563	93,458
Preferred Dividends	311	312	623	621

Earnings on Common Stock	$31,903	$28,259	$87,940	$92,837

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months
	Ended June 30,
	2005	2004
	(Unaudited)

Net Cash Flows From Operating Activities
Net income	$88,563	$93,458
Adjustments to reconcile net income to net cash provided:
Depreciation and amortization	137,700	150,691
Deferred income taxes and investment tax credit, net	(9,906)	52,521
Amortization of other assets and liabilities	13,081	3,418
Impact of changes in working capital:
Receivables, net	83,088	46,044
Inventories	42,576	29,964
Accounts payable	(79,571)	(53,373)
Taxes accrued	27,277	(11,064)
Other current assets and liabilities	(109)	15,789
Other, net	2,791	518
Net cash provided by operating activities	305,490	327,966

Net Cash Flows From Investing Activities
Utility construction expenditures	(331,306)	(225,725)
Quad Cities Station decommissioning trust fund	(4,150)	(4,150)
Purchases of available-for-sale securities	(125,502)	-
Proceeds from sales of available-for-sale securities	165,002	-
Other, net	(130)	127
Net cash used in investing activities	(296,086)	(229,748)

Net Cash Flows From Financing Activities
Dividends paid	(623)	(621)
Retirement of long-term debt, including reacquisition cost	(90,766)	(55,892)
Reacquisition of preferred securities	-	(1,430)
Net decrease in notes payable	-	(39,000)
Other	2,527	1,200
Net cash used in financing activities	(88,862)	(95,743)

Net Increase (Decrease) in Cash and Cash Equivalents	(79,458)	2,475
Cash and Cash Equivalents at Beginning of Period	88,113	3,151
Cash and Cash Equivalents at End of Period	$8,655	$5,626

Supplemental Disclosure:
Interest paid, net of amounts capitalized	$38,405	$31,988
Income taxes paid	$27,976	$12,096

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

The accompanying Consolidated Balance Sheet as of December 31, 2004, reflects a $39.5 million reclassification of instruments used in MidAmerican Energy’s cash management program from Cash and Cash Equivalents to Short-Term Investments. This reclassification is to present auction rate securities as short-term investments rather than as cash equivalents due to the stated maturities of these investments. These instruments are classified as available-for-sale securities as management does not intend to hold them to maturity nor are they bought and sold with the objective of generating profits on short-term differences in price. The carrying value of these instruments approximates their fair value.

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

On March 10, 2005, the EPA released the final Clean Air Interstate Rule (“CAIR”), calling for reductions of sulfur dioxide (“SO2”) and nitrogen oxides (“NOx”) in the eastern United States through a market-based cap and trade system. While the state of Iowa has been determined to be in attainment of the ozone and fine particulate standards, Iowa has been found to significantly contribute to nonattainment of the fine particulate standard in Cook County, Illinois; Lake County, Indiana; Madison County, Illinois; St. Clair County, Illinois; and Marion County, Indiana. The EPA has also concluded that emissions from Iowa significantly contribute to ozone nonattainment in Kenosha and Sheboygan counties in Wisconsin and Macomb County, Michigan. Under the final CAIR, the first phase reductions of SO2 emissions are effective on January 1, 2010, with the second phase reductions effective January 1, 2015. For NOx, the first phase emissions reductions are effective January 1, 2009, and the second phase reductions are effective January 1, 2015. The CAIR calls for overall reductions of SO2 and NOx in Iowa of 68% and 67%, respectively, by 2015. The CAIR will impact MidAmerican Energy’s generating facilities and will require MidAmerican Energy to either reduce emissions from those facilities through the installation of emission controls or purchase additional emission allowances, or some combination thereof.

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

The CAIR or the CAMR could, in whole or in part, be superseded or made more stringent by one of a number of multi-pollutant emission reduction proposals currently under consideration at the federal level, including the “Clear Skies Initiative,” and other pending legislative proposals that contemplate 70% to 90% reductions of SO2, NOX and mercury, as well as possible new federal regulation of carbon dioxide and other gases that may affect global climate change. In addition to any federal legislation that could be enacted by Congress to supersede the CAIR and the CAMR, the rules could be changed or overturned as a result of litigation. Both the CAIR and CAMR have been legally challenged in the United States District Court for the District of Columbia. In addition, some challengers have petitioned for a stay of the mercury delisting rule pending the outcome of the underlying challenge to the rule, and the EPA has indicated it will reopen the delisting determination for public comment. Until the court makes a determination regarding the merits of the challenges to the CAIR and CAMR, the full impact of the rules on MidAmerican Energy cannot be determined.

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

In 2002 and 2003, the EPA proposed various changes to its NSR rules that clarify what constitutes routine repair, maintenance and replacement for purposes of triggering NSR requirements. These changes have been subject to legal challenge and, until such time as the legal challenges are resolved and the rules are effective, MidAmerican Energy will continue to manage projects at its generating plants in accordance with the rules in effect prior to 2002.

(b)	Nuclear Decommissioning Costs

Expected nuclear decommissioning costs for Quad Cities Station have been developed based on a site-specific decommissioning study that includes decontamination, dismantling, site restoration, dry fuel storage cost and an assumed shutdown date. Quad Cities Station nuclear decommissioning costs are included in base rates in MidAmerican Energy’s Iowa tariffs.

MidAmerican Energy’s share of estimated decommissioning costs for Quad Cities Station as of June 30, 2005, was $158.6 million and is reflected in Asset Retirement Obligations on the  Consolidated Balance Sheet. Refer to Note (14) of MidAmerican Energy’s most recently filed Form 10-K for a discussion of asset retirement obligations. MidAmerican Energy has established trusts for the investment of funds for decommissioning the Quad Cities Station. The fair value of the assets held in the trusts as of June 30, 2005 and December 31, 2004, was $218.1 million and $207.5 million, respectively, and is reflected in Investments and Nonregulated Property, Net on the Consolidated Balance Sheets.

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

MidAmerican Energy estimates the range of possible costs for investigation, remediation and monitoring for the sites discussed above to be approximately $4 million to $11 million. As of June 30, 2005 and December 31, 2004, MidAmerican Energy had recorded a liability of $5.4 million and $9.3 million, respectively, for these sites and a corresponding regulatory asset for future recovery through the regulatory process. MidAmerican Energy projects that these amounts will be incurred or paid over the next two years.

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

The regulatory liabilities created by the three settlement agreements are recorded as a regulatory charge in depreciation and amortization expense when the liability is accrued. Additionally, interest expense is accrued on the portion of the regulatory liability balance recorded in prior years. The regulatory liabilities created for the years through 2010 are expected to be reduced as they are credited against plant in service associated with generating plant additions. As a result of the credit applied to generating plant balances from the reduction of the regulatory liabilities, future depreciation will be reduced. As of June 30, 2005 and December 31, 2004, the related regulatory liability reflected on the Consolidated Balance Sheets was $207.2 million and $181.2 million, respectively. The regulatory liability accrued for 2011, if any, will be credited to customer bills in 2012.

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

MidAmerican Energy sponsors a noncontributory defined benefit pension plan covering substantially all employees of MidAmerican Energy Holdings Company and its domestic energy subsidiaries. MidAmerican Energy also sponsors certain postretirement health care and life insurance benefits covering substantially all retired employees of MidAmerican Energy Holdings Company and its domestic energy subsidiaries. Non-union employees hired after June 30, 2004, are not eligible for postretirement benefits other than pensions. Net periodic benefit cost for the pension, including supplemental retirement, and postretirement benefit plans of MidAmerican Energy and the aforementioned affiliates included the following components for the three months and six months ended June 30, (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Pension
Components of net periodic benefit cost:
Service cost	$6,672	$6,346	$13,358	$12,944
Interest cost	9,231	9,067	18,403	17,767
Expected return on plan assets	(9,527)	(9,738)	(19,054)	(19,372)
Amortization of net transition balance	-	(203)	-	(401)
Amortization of prior service cost	678	693	1,349	1,380
Amortization of prior year loss	358	366	767	785
Net periodic benefit cost	$7,412	$6,531	$14,823	$13,103

Postretirement
Components of net periodic benefit cost:
Service cost	$1,647	$2,103	$3,295	$4,065
Interest cost	3,588	3,964	7,177	8,147
Expected return on plan assets	(2,321)	(2,512)	(4,642)	(4,373)
Amortization of net transition balance	614	674	1,228	1,702
Amortization of prior service cost	-	5	-	153
Amortization of prior year loss	421	876	842	1,710
Net periodic benefit cost	$3,949	$5,110	$7,900	$11,404

MidAmerican Energy expects to contribute $6.6 million and $15.8 million in 2005 to its pension and postretirement plans, respectively. For the six months ended June 30, 2005, $2.9 million and $8.4 million of contributions were made to the pension and postretirement plans, respectively.

6.	Segment Information

MidAmerican Energy has identified four reportable operating segments based principally on management structure. The generation segment derives most of its revenue from the sale of regulated and nonregulated wholesale electricity and natural gas. The energy delivery segment derives its revenue principally from the sale and delivery of regulated retail electricity and natural gas, while the transmission segment obtains most of its revenue from the sale of electric transmission capacity. The unregulated retail services segment receives its revenue principally from nonregulated retail sales of natural gas and electricity. Common operating costs, interest income, interest expense and income tax expense are allocated to each segment based on MidAmerican Energy allocators most related to the nature of the cost.

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

The following tables provide MidAmerican Energy’s operating revenues, earnings on common stock and total assets on a reportable operating segment basis (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Segment Profit Information
Operating revenues:
External revenues -
Generation	$153,169	$143,367	$312,066	$322,238
Energy delivery	399,786	371,268	1,017,213	945,695
Transmission	8,209	7,070	16,190	13,698
Unregulated retail services	57,306	52,266	128,137	132,272
Total	618,470	573,971	1,473,606	1,413,903

Intersegment revenues -
Generation	165,156	156,908	304,269	300,115
Energy delivery	(179,837)	(171,679)	(333,631)	(329,657)
Transmission	14,681	14,771	29,362	29,542
Total	-	-	-	-
Consolidated	$618,470	$573,971	$1,473,606	$1,413,903

Earnings on common stock:
Generation	$10,763	$11,445	$19,037	$33,279
Energy delivery	12,023	8,826	49,738	43,154
Transmission	8,850	7,333	17,737	14,480
Unregulated retail services	267	655	1,428	1,924
Consolidated	$31,903	$28,259	$87,940	$92,837

	As of
	June 30,	December 31,
	2005	2004
Segment Asset Information
Total assets:
Generation	$2,401,949	$2,229,909
Energy delivery	2,477,169	2,625,081
Transmission	308,692	277,771
Unregulated retail services	37,880	42,725
Total	5,225,690	5,175,486
Reclassifications and intersegment eliminations (a)	(63,535)	(63,535)
Consolidated	$5,162,155	$5,111,951

(a)
Reclassifications and intersegment eliminations relate principally to the reclassification of income tax balances in accordance with generally accepted accounting principles and the elimination of intersegment accounts receivables and payables.

7.	Total Comprehensive Income

MidAmerican Energy’s total comprehensive income for the three months ended June 30, 2005 and 2004, was $31.9 million and $28.3 million, respectively. MidAmerican Energy’s total comprehensive income for the six months ended June 30, 2005 and 2004, was $85.1 million and $92.4 million, respectively. The difference from Earnings on Common Stock for the six months ended June 30, 2004, was due to the effective portion of net gains and losses on MidAmerican Energy’s derivative instruments classified as cash flow hedges. For the six months ended June 30, 2005, the difference from Earnings on Common Stock was due to a minimum pension liability adjustment. Accumulated other comprehensive loss, net, was $2.9 million and $- million as of June 30, 2005, and December 31, 2004, respectively.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Member
MidAmerican Funding, LLC
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Funding, LLC and subsidiaries (the “Company”) as of June 30, 2005, and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2005 and 2004, and of cash flows for the six-month periods ended June 30, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

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
August 10, 2005

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	As of
	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Utility Plant, Net
Electric	$5,609,276	$5,498,878
Gas	974,897	957,011
	6,584,173	6,455,889
Accumulated depreciation and amortization	(3,040,039)	(2,956,856)
	3,544,134	3,499,033
Construction work in progress	581,484	369,406
	4,125,618	3,868,439
Current Assets
Cash and cash equivalents	9,184	88,367
Short-term investments	-	39,500
Receivables, net	269,153	337,333
Inventories	47,070	89,646
Other	28,316	22,585
	353,723	577,431

Investments and Nonregulated Property, Net	384,159	375,230
Goodwill	1,265,979	1,268,082
Regulatory Assets	223,832	227,997
Other Assets	117,044	110,065
Total Assets	$6,470,355	$6,427,244

CAPITALIZATION AND LIABILITIES
Capitalization
Member’s equity	$2,121,122	$2,042,403
MidAmerican Energy preferred securities	30,329	30,329
Long-term debt, excluding current portion	1,871,667	2,031,509
	4,023,118	4,104,241
Current Liabilities
Note payable to affiliate	39,750	31,500
Current portion of long-term debt	160,265	91,018
Accounts payable	175,549	242,966
Taxes accrued	105,832	77,388
Interest accrued	27,384	29,612
Other	83,588	84,032
	592,368	556,516
Other Liabilities
Deferred income taxes	498,378	518,004
Investment tax credits	46,052	48,143
Asset retirement obligations	171,615	166,845
Regulatory liabilities	727,067	677,489
Other	411,757	356,006
	1,854,869	1,766,487
Total Capitalization and Liabilities	$6,470,355	$6,427,244

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
		(Unaudited)
Operating Revenues
Regulated electric	$347,269	$344,375	$659,848	$707,559
Regulated gas	209,978	173,669	677,443	567,240
Nonregulated	62,467	57,477	138,701	141,668
	619,714	575,521	1,475,992	1,416,467

Operating Expenses
Regulated:
Cost of fuel, energy and capacity	102,587	98,679	191,350	212,913
Cost of gas sold	166,941	133,442	553,953	444,217
Other operating expenses	95,391	93,511	185,784	182,553
Maintenance	40,164	46,376	71,814	74,394
Depreciation and amortization	73,646	67,539	137,048	150,067
Property and other taxes	23,236	22,852	47,682	47,779
	501,965	462,399	1,187,631	1,111,923
Nonregulated:
Cost of sales	54,057	48,092	120,647	123,165
Other	5,122	5,608	9,793	10,892
	59,179	53,700	130,440	134,057
Total operating expenses	561,144	516,099	1,318,071	1,245,980

Operating Income	58,570	59,422	157,921	170,487

Non-Operating Income
Interest and dividend income	1,282	655	2,487	1,284
Other income	7,383	6,025	23,861	13,018
Other expense	(1,190)	(1,409)	(3,702)	(2,274)
	7,475	5,271	22,646	12,028
Fixed Charges
Interest on long-term debt	31,145	28,827	62,865	58,130
Other interest expense	2,365	1,568	4,421	2,856
Preferred dividends of subsidiaries	311	312	623	621
Allowance for borrowed funds	(2,626)	(1,877)	(4,572)	(3,199)
	31,195	28,830	63,337	58,408

Income Before Income Taxes	34,850	35,863	117,230	124,107
Income Taxes	9,641	14,109	35,664	47,996

Net Income	$25,209	$21,754	$81,566	$76,111

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months
	Ended June 30,
	2005	2004
	(Unaudited)

Net Cash Flows From Operating Activities
Net income	$81,566	$76,111
Adjustments to reconcile net income to net cash provided:
Depreciation and amortization	137,801	150,792
Deferred income taxes and investment tax credit, net	(19,360)	51,690
Amortization of other assets and liabilities	12,674	2,658
Gain on sale of securities, assets and other investments	(10,336)	(316)
Loss from impairment of assets and investments	1,876	-
Impact of changes in working capital:
Receivables, net	82,595	45,762
Inventories	42,576	29,964
Accounts payable	(79,894)	(53,574)
Taxes accrued	28,444	(12,403)
Other current assets and liabilities	46	15,346
Other, net	7,111	7,128
Net cash provided by operating activities	285,099	313,158

Net Cash Flows From Investing Activities
Utility construction expenditures	(331,306)	(225,725)
Quad Cities Station decommissioning trust fund	(4,150)	(4,150)
Purchases of available-for-sale securities	(125,502)	-
Proceeds from sales of available-for-sale securities	166,067	1,511
Proceeds from sales of assets and other investments	11,100	7
Other, net	(502)	1,161
Net cash used in investing activities	(284,293)	(227,196)

Net Cash Flows From Financing Activities
Retirement of long-term debt, including reacquisition cost	(90,766)	(55,892)
Reacquisition of preferred securities	-	(1,430)
Note payable to affiliate	8,250	10,550
Net decrease in notes payable	-	(39,000)
Other	2,527	1,200
Net cash used in financing activities	(79,989)	(84,572)

Net Increase (Decrease) in Cash and Cash Equivalents	(79,183)	1,390
Cash and Cash Equivalents at Beginning of Period	88,367	4,558
Cash and Cash Equivalents at End of Period	$9,184	$5,948

Supplemental Disclosure:
Interest paid, net of amounts capitalized	$62,471	$55,671
Income taxes paid	$25,594	$5,271

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

MidAmerican Funding has identified four reportable operating segments based principally on management structure. The generation segment derives most of its revenue from the sale of regulated and nonregulated wholesale electricity and natural gas. The energy delivery segment derives its revenue principally from the sale and delivery of regulated retail electricity and natural gas, while the transmission segment obtains most of its revenue from the sale of electric transmission capacity. The unregulated retail services segment receives its revenue principally from nonregulated retail sales of natural gas and electricity. Common operating costs, interest income, interest expense and income tax expense are allocated to each segment based on MidAmerican Energy allocators most related to the nature of the cost.

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

The following tables provide MidAmerican Funding’s operating revenues, net income and total assets on a reportable operating segment basis (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004

Segment Profit Information
Operating revenues:
External revenues -
Generation	$153,169	$143,367	$312,066	$322,238
Energy delivery	399,786	371,268	1,017,213	945,695
Transmission	8,209	7,070	16,190	13,698
Unregulated retail services	57,306	52,266	128,137	132,272
Other	1,244	1,550	2,386	2,564
Total	619,714	575,521	1,475,992	1,416,467

Intersegment revenues -
Generation	165,156	156,908	304,269	300,115
Energy delivery	(179,837)	(171,679)	(333,631)	(329,657)
Transmission	14,681	14,771	29,362	29,542
Total	-	-	-	-
Consolidated	$619,714	$575,521	$1,475,992	$1,416,467

Net income:
Generation	$10,763	$11,445	$19,037	$33,279
Energy delivery	12,023	8,826	49,738	43,154
Transmission	8,850	7,333	17,737	14,480
Unregulated retail services	267	655	1,428	1,924
Other	(6,694)	(6,505)	(6,374)	(16,726)
Consolidated	$25,209	$21,754	$81,566	$76,111

	As of
	June 30,	December 31,
	2005	2004
Segment Asset Information
Total assets (a):
Generation	$3,323,282	$3,153,106
Energy delivery	2,738,305	2,886,213
Transmission	392,202	361,524
Unregulated retail services	37,880	42,725
Other	244,435	227,258
Total	6,736,104	6,670,826
Reclassifications and intersegment eliminations (b)	(265,749)	(243,582)
Consolidated	$6,470,355	$6,427,244

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

MidAmerican Funding’s total comprehensive income for the three months ended June 30, 2005 and 2004, was $25.1 million and $21.6 million, respectively. MidAmerican Funding’s total comprehensive income for the six months ended June 30, 2005 and 2004, was $78.7 million and $75.5 million, respectively. The difference from Net Income for the six months ended June 30, 2004, was due to the effective portion of net gains and losses on MidAmerican Energy’s derivative instruments classified as cash flow hedges. For the six months ended June 30, 2005, the difference from Net Income was substantially due to a minimum pension liability adjustment. Accumulated other comprehensive loss, net, was $2.8 million and $- million as of June 30, 2005, and December 31, 2004, respectively.

8.	Goodwill

For the six months ended June 30, 2005, MidAmerican Funding adjusted goodwill for a change in deferred income taxes due to resolution of a tax issue existing at the time of its purchase of MHC. The following table shows the change in the carrying amount of goodwill by reportable operating segment for the six months ended June 30, 2005 (in thousands):

		Energy
	Generation	Delivery	Transmission	Total

Balance at January 1, 2005	$922,859	$261,575	$83,648	$1,268,082
Income tax adjustment	(1,526)	(439)	(138)	(2,103)
Balance at June 30, 2005	$921,333	$261,136	$83,510	$1,265,979

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Executive Summary

The following events and changes, as discussed in more detail herein, highlight some factors that had an effect on MidAmerican Energy’s and MidAmerican Funding’s operating results, liquidity and capital resources:

•
During the first quarter of 2005, MidAmerican Energy’s regulated electric gross margin was impacted by a 43.7% decrease in wholesale sales volumes. The timing of planned generation outages, mainly for the Louisa Generating Station, and the loss of generating capacity at the Ottumwa Generating Station Unit No. 1 (“OGS Unit No. 1”), which experienced a failure of its step-up transformer on February 20, 2005, resulted in lost wholesale sales opportunities and required MidAmerican Energy to generate or purchase more costly replacement power. OGS Unit No. 1 returned to service on May 3, 2005. These factors affected the second quarter to a lesser degree, which reflects a 6.8% decrease in wholesale sales volumes compared to the second quarter of 2004. For the first six months of 2005 compared to the first six months of 2004, the decrease in electric wholesale sales volumes resulted in a $19.0 million reduction to regulated electric gross margin. Additionally, a decrease in the average electric wholesale margin per megawatt hour sold reduced electric wholesale gross margin, principally in the first quarter of 2005. The decrease in margin per megawatt hour sold was due to a change in the mix of higher-priced on-peak and lower-priced off-peak sales and a higher cost of energy. As a result, regulated electric gross margin for the first six months of 2005 decreased $23.3 million, of which $14.3 million relates to the first quarter.

Regulatory expense related to the Iowa revenue sharing arrangement decreased by $17.0 million for the six months ended June 30, 2005, compared to the six months ended June 30, 2004. Amounts under the arrangement are determined based upon projected Iowa electric returns on equity which were unfavorably impacted by the lower wholesale revenues. Iowa revenue sharing is recorded as depreciation and amortization in the accompanying consolidated statement of operations.

•
MidAmerican Energy is currently constructing a 790-megawatt (“MW”)(expected accreditation) super-critical-temperature, coal-fired generation project and a 360-MW (nameplate rating) wind power project in Iowa and expects to invest approximately $1.1 billion in the projects through 2007. Through June 30, 2005, $525.3 million of the $1.1 billion had been invested. In December 2004, 160.5 MW of the wind power project was completed and placed in service. The remainder of the wind power project is expected to be completed in 2005.

Results of Operations for the Quarter Ended June 30, 2005 and 2004

Earnings Overview

MidAmerican Energy’s earnings on common stock increased $3.6 million to $31.9 million for the second quarter of 2005 compared to $28.3 million for the second quarter of 2004. MidAmerican Funding’s net income increased $3.4 million to $25.2 million for the second quarter of 2005 compared to $21.8 million for the second quarter of 2004.

Following is a discussion of various factors that affected earnings. Explanations include management's best estimate of the impact of weather, customer growth and other factors.

Regulated Electric Gross Margin

	Quarter
	Ended June 30,
	2005	2004

Gross margin (in millions):
Operating revenues	$347.3	$344.4
Less cost of fuel, energy and capacity	102.6	98.7
Electric gross margin	$244.7	$245.7

Sales (gigawatt-hours):
Residential	1,223	1,178
Small general service	997	954
Large general service	1,954	1,852
Other	355	331
Total retail	4,529	4,315
Wholesale	2,049	2,198
Total	6,578	6,513

Electric gross margin for the second quarter of 2005 decreased $1.0 million compared to the second quarter of 2004. Gross margin on electric wholesale sales decreased $8.8 million, while transmission revenues increased $1.1 million, MidAmerican Energy’s cost of sales for electric capacity purchases decreased $5.1 million, and gross margin on electric retail sales was unchanged.

In total, electric retail sales volumes increased 5.0% compared to the second quarter of 2004. The effect of temperature conditions during the second quarter of 2005 compared to the second quarter of 2004 resulted in a $7.7 million increase in electric retail gross margin. An increase in the average number of retail customers improved electric retail gross margin by $3.2 million compared to the second quarter of 2004. An increase in fuel costs related to Iowa retail electric sales, due in part to increased coal and related transportation costs, decreased electric retail gross margin by $11.8 million compared to the second quarter of 2004. Revenues from the recovery of energy efficiency program costs increased $1.1 million compared to the second quarter of 2004. Changes in energy efficiency revenues are substantially matched with corresponding changes in other operating expenses. Additionally, gains from the sales of emissions allowances increased $0.5 million.

Sales of energy to other utilities, municipalities and marketers inside and outside of MidAmerican Energy's delivery system are classified as wholesale. The decrease in gross margin on electric wholesale energy sales is due principally to a reduction in the average margin per megawatt hour sold as a result of a change in the mix of higher-priced on-peak and lower-priced off-peak sales, which lowered gross margin by $7.2 million. Additionally, a 6.8% decrease in wholesale sales volumes compared to the second quarter of 2004 resulted in a $1.6 million decrease in electric wholesale gross margin. The decrease in wholesale sales volumes was in part due to a reduction in the availability of competitively priced generation as a result of an increased demand for MidAmerican Energy’s retail sales.

Regulated Gas Gross Margin

	Quarter
	Ended June 30,
	2005	2004

Gross margin (in millions)
Operating revenues	$210.0	$173.7
Less cost of gas sold	166.9	133.4
Gas gross margin	$43.1	$40.3

Sales (000’s decatherms):
Residential	5,792	5,361
Small general service	2,858	2,623
Large general service	1,019	377
Other	8	84
Total retail	9,677	8,445
Wholesale	13,687	12,194
Total	23,364	20,639

Regulated gas revenues include purchased gas adjustment clauses through which MidAmerican Energy is allowed to recover the cost of gas sold from its retail gas utility customers. Consequently, fluctuations in the cost of gas sold do not affect gross margin or net income because revenues reflect comparable fluctuations through the purchased gas adjustment clauses. Compared to the second quarter of 2004, MidAmerican Energy’s average per-unit cost of gas sold increased 10.5%, resulting in a $15.9 million increase in cost of gas sold for the quarter. The remainder of the increase in cost of gas sold was due to an increase in sales volumes.

The following table summarizes the variance in gas operating revenues, including the impact of the fluctuation in the cost of gas sold. The variances in gas operating revenues other than the fluctuation in cost of gas sold have the same impact on gross margin.

Quarter Ended
June 30,
2005 vs. 2004
(In millions)
Change in cost of gas sold:
Cost per unit	$15.9
Sales volumes	17.6
Total	33.5
Other gas usage factors	1.4
Energy efficiency cost recovery	0.8
Customer growth	0.6
Total revenue variance	$36.3

Other gas usage factors, such as changes in individual customer usage patterns and reaction to prices, increased gas margin. MidAmerican Energy's average number of gas retail customers increased 1.5% compared to the second quarter of 2004. Changes in energy efficiency revenues are substantially matched with corresponding changes in other operating expenses.

Regulated Operating Expenses

Other operating expenses increased $1.9 million compared to the second quarter of 2004 due to a $1.9 million increase in costs related to energy efficiency programs, which was substantially matched by increases in related electric and gas revenues.

Maintenance expenses for the second quarter of 2005 decreased $6.2 million compared to the second quarter of 2004 due to a $6.2 million decrease in fossil fuel generating maintenance as a result of the timing of preventive maintenance.

Depreciation and amortization expense for the second quarter of 2005 increased $6.1 million compared to the second quarter of 2004 in part due to a $3.5 million increase in regulatory expense related to a revenue sharing arrangement in Iowa due to higher Iowa electric returns on equity. Refer to the “Utility Regulatory Matters” section for an explanation of the revenue sharing arrangement. Additionally, utility plant depreciation and amortization increased $2.3 million in part due to phase two of the Greater Des Moines Energy Center and a portion of the wind power facilities being placed in service in December 2004.

Nonregulated Gross Margin

	Quarter
	Ended June 30,
	2005	2004
	(In millions)
MidAmerican Energy -
Nonregulated operating revenues	$61.2	$55.9
Less nonregulated cost of sales	53.7	47.6
Nonregulated gross margin	$7.5	$8.3

MidAmerican Funding Consolidated -
Nonregulated operating revenues	$62.5	$57.5
Less nonregulated cost of sales	54.1	48.1
Nonregulated gross margin	$8.4	$9.4

MidAmerican Energy’s nonregulated retail electric marketing services provide electric supply services to retail customers in Illinois, Ohio and Michigan. An 11.7% increase in nonregulated retail electric sales volumes combined with increases in the average revenue and cost per megawatt hour sold resulted in increases in related revenues and cost of sales totaling $6.9 million and $7.6 million, respectively.

MidAmerican Energy’s nonregulated retail gas marketing services operate in Iowa, Illinois, Ohio and South Dakota. MidAmerican Energy purchases gas from producers and third party marketers and sells it directly to large commercial end-users. In addition, MidAmerican Energy manages gas supplies for a number of smaller commercial end-users, which includes the sale of gas to these customers to meet their supply requirements. An 18.7% decrease in nonregulated retail gas sales volumes compared to the second quarter of 2004, offset partially by increases in the revenue and cost per unit sold, resulted in decreases in related revenues and cost of sales of $1.9 million and $1.5 million, respectively. The decrease in nonregulated retail gas sales volumes was due in large part to the non-renewal of sales contracts as a result of a related regulatory issue in Illinois. Refer to “Rate Matters” for a discussion of the issue.

Other Income

MidAmerican Energy -

As a regulated public utility, MidAmerican Energy is allowed to capitalize, and record as income, a cost of construction for equity funds used, based on guidelines set forth by the Federal Energy Regulatory Commission (“FERC”). Other income for the capitalized allowance on equity funds used during construction totaled $5.5 million and $4.4 million in the second quarter of 2005 and 2004, respectively. MidAmerican Energy expects to continue to record income for the allowance on equity funds used during construction through 2007 while the announced generating facilities are constructed.

Fixed Charges

The increase in interest on long-term debt was due to the effect of $350.0 million of MidAmerican Energy long-term debt issued on October 1, 2004, offset partially by maturities of higher rate debt in 2004 and 2005. Other interest expense increased due to a higher balance of the Iowa revenue sharing liability. MidAmerican Energy is allowed to capitalize, and record as a reduction to fixed charges, a cost of construction for debt funds used, based on guidelines set forth by the FERC. Allowance for borrowed funds increased due to increased utility construction expenditures. MidAmerican Energy expects to continue to record allowance for borrowed funds used during construction through 2007 while the announced generating facilities are constructed.

Income Taxes

In October 2004, the President signed into law legislation that extends the federal production tax credit for electricity produced by wind energy facilities placed in service prior to January 1, 2006. Accordingly, in 2005, MidAmerican Energy’s income taxes for the three months ended June 30, 2005, were reduced $1.8 million by the production tax credits related to energy produced by its wind power facilities.

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

Results of Operations for the Six Months Ended June 30, 2005 and 2004

Earnings Overview

MidAmerican Energy’s earnings on common stock decreased $4.9 million to $87.9 million for the first six months of 2005 compared to $92.8 million for the first six months of 2004. MidAmerican Funding’s net income increased $5.5 million to $81.6 million for the first six months of 2005 compared to $76.1 million for the first six months of 2004. The decreased earnings on common stock at MidAmerican Energy was more than offset by gains on the sales of interests in non-strategic, passive investments at MidAmerican Funding.

Following is a discussion of various factors that affected earnings. Explanations include management's best estimate of the impact of weather, customer growth and other factors.

Regulated Electric Gross Margin

	Six Months
	Ended June 30,
	2005	2004

Gross margin (in millions):
Operating revenues	$659.8	$707.6
Less cost of fuel, energy and capacity	191.3	212.9
Electric gross margin	$468.5	$494.7

Sales (gigawatt-hours):
Residential	2,592	2,571
Small general service	1,957	1,917
Large general service	3,684	3,547
Other	708	671
Total retail	8,941	8,706
Wholesale	3,768	5,250
Total	12,709	13,956

Electric gross margin for the first six months of 2005 decreased $26.2 million compared to the first six months of 2004 due primarily to a $25.2 million decrease in the first quarter of 2005. For the first six months of 2005, gross margin on wholesale sales decreased $42.3 million, and gross margin on retail sales decreased $1.3 million. These decreases were partially offset by a $2.5 million increase in transmission revenues and a $13.4 million decrease in MidAmerican Energy’s cost of sales for electric capacity purchases.

Sales of energy to other utilities, municipalities and marketers inside and outside of MidAmerican Energy's delivery system are classified as wholesale. A change in the mix of higher-priced on-peak and lower-priced off-peak sales and a higher average cost of energy caused a decrease in the average electric wholesale margin per megawatt hour sold, reducing electric wholesale gross margin by $23.3 million compared to the first six months of 2004. Additionally, a 28.2% decrease in wholesale sales volumes reduced electric wholesale gross margin by $19.0 million. The timing of planned generation outages, mainly for the Louisa Generating Station, and the loss of generating capacity at the OGS Unit No. 1, which experienced a failure of its step-up transformer on February 20, 2005, resulted in lost wholesale sales opportunities. OGS Unit No. 1 returned to service on May 3, 2005. An increase in electric retail sales also reduced the availability of competitively priced generation, contributing to the decrease in wholesale sales volumes.

In total, electric retail sales volumes increased 2.7% compared to the first six months of 2004. The effect of temperature conditions during the first six months of 2005 compared to the first six months of 2004 resulted in a $5.0 million increase in electric retail gross margin. An increase in the average number of retail customers improved electric retail gross margin by $6.3 million compared to the first six months of 2004, while electricity usage factors not dependent on weather, such as changes in individual customer usage patterns, increased electric margin by $3.9 million. An increase in fuel costs related to Iowa retail electric sales decreased electric retail gross margin by $18.4 million compared to the first six months of 2004 due in part to the cost of replacement power as a result of the generating station outages mentioned above. Revenues from the recovery of energy efficiency program costs increased $2.5 million compared to the first six months of 2004. Changes in these revenues are substantially matched with corresponding changes in other operating expenses.

Regulated Gas Gross Margin

	Six Months
	Ended June 30,
	2005	2004

Gross margin (in millions)
Operating revenues	$677.4	$567.2
Less cost of gas sold	554.0	444.2
Gas gross margin	$123.4	$123.0

Sales (000’s decatherms):
Residential	28,685	30,507
Small general service	13,738	14,295
Large general service	2,614	1,395
Other	35	174
Total retail	45,072	46,371
Wholesale	30,942	25,882
Total	76,014	72,253

Regulated gas revenues include purchased gas adjustment clauses through which MidAmerican Energy is allowed to recover the cost of gas sold from its retail gas utility customers. Consequently, fluctuations in the cost of gas sold do not affect gross margin or net income because revenues reflect comparable fluctuations through the purchased gas adjustment clauses. Compared to the first six months of 2004, MidAmerican Energy’s average per-unit cost of gas sold increased 18.5%, resulting in a $86.6 million increase in cost of gas sold for the first six months. The remainder of the increase in cost of gas sold was due to an increase in sales volumes.

The following table summarizes the variance in gas operating revenues, including the impact of the fluctuation in the cost of gas sold. The variances in gas operating revenues other than the fluctuation in cost of gas sold have the same impact on gross margin.

Six Months
Ended June 30,
2005 vs. 2004
(In millions)
Change in cost of gas sold:
Cost per unit	$86.6
Sales volumes	23.2
Total	109.8
Weather	(2.8)
Other gas usage factors	(1.4)
Energy efficiency cost recoveries	1.7
Customer growth	2.1
Other	0.8
Total revenue variance	$110.2

The decrease in gas gross margin due to weather was the result of mild temperature conditions in the first six months of 2005 compared to the first six months in 2004. Other gas usage factors, such as changes in individual customer usage patterns and reaction to prices, also decreased gas margin. MidAmerican Energy's average number of gas retail customers increased 1.6% compared to the first six months of 2004. Changes in energy efficiency revenues are substantially matched with corresponding changes in other operating expenses.

Regulated Operating Expenses

Other operating expenses increased $3.2 million compared to the first six months of 2004 due to a $4.2 million increase in costs related to energy efficiency programs and a $2.0 million increase in manufactured gas plant cleanup costs. These increases were partially offset by a $3.5 million decrease in postretirement benefit expense compared to the first six months of 2004 due to the impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 and a plan amendment effective July 1, 2004. Increases in energy efficiency programs costs are substantially matched by increases in related electric and gas revenues.

Maintenance expenses for the first six months of 2005 decreased $2.6 million compared to the first six months of 2004 due principally to a $4.3 million decrease in fossil fuel generating maintenance, mostly as a result of the timing of preventive maintenance, and a $1.1 million increase in distribution maintenance.

Depreciation and amortization expense for the first six months of 2005 decreased $13.0 million compared to the first six months of 2004 due to a $17.0 million decrease in regulatory expense related to a revenue sharing arrangement in Iowa due to lower Iowa electric returns on equity primarily due to lower electric margins. Refer to the “Utility Regulatory Matters” section for an explanation of the revenue sharing arrangement. The decrease in regulatory expense was partially offset by a $4.4 million increase in utility plant depreciation due in part to phase two of the Greater Des Moines Energy Center and a portion of the wind power facilities being placed in service in December 2004.

Nonregulated Gross Margin

	Six Months
	Ended June 30,
	2005	2004
	(In millions)
MidAmerican Energy -
Nonregulated operating revenues	$136.3	$139.1
Less nonregulated cost of sales	120.1	122.4
Nonregulated gross margin	$16.2	$16.7

MidAmerican Funding Consolidated -
Nonregulated operating revenues	$138.7	$141.7
Less nonregulated cost of sales	120.6	123.2
Nonregulated gross margin	$18.1	$18.5

MidAmerican Energy’s nonregulated retail electric marketing services provide electric supply services to retail customers in Illinois, Ohio and Michigan. Increases in the average revenue and cost per megawatt hour sold combined with a 2.6% increase in nonregulated retail electric sales volumes resulted in increases in related revenues and cost of sales totaling $12.2 million and $13.0 million, respectively.

MidAmerican Energy’s nonregulated gas retail marketing services operate in Iowa, Illinois, Ohio and South Dakota. MidAmerican Energy purchases gas from producers and third party marketers and sells it directly to large commercial end-users. In addition, MidAmerican Energy manages gas supplies for a number of smaller commercial end-users, which includes the sale of gas to these customers to meet their supply requirements. A 29.6% decrease in nonregulated retail gas sales volumes compared to the first six months of 2004, offset partially by increases in the revenue and cost per unit sold, resulted in decreases in related revenues and cost of sales of $16.2 million and $15.2 million, respectively. The decrease in nonregulated retail gas sales volumes was due in large part to the non-renewal of sales contracts as a result of a related regulatory issue in Illinois. Refer to “Rate Matters” for a discussion of the issue.

The decreases in nonregulated gross margin due to nonregulated retail electric and gas sales operations were partially offset by an increase in the gross margin on nonregulated wholesale gas sales and increases in earnings from sharing arrangements related to MidAmerican Energy’s regulated natural gas operations.

Other Income

MidAmerican Energy -

As a regulated public utility, MidAmerican Energy is allowed to capitalize, and record as income, a cost of construction for equity funds used, based on guidelines set forth by the FERC. Other income for the capitalized allowance on equity funds used during construction totaled $9.9 million and $7.7 million in the first six months of 2005 and 2004, respectively. MidAmerican Energy expects to continue to record income for the allowance on equity funds used during construction through 2007 while the announced generating facilities are constructed.

MidAmerican Funding -

Other income for the first six months of 2005 includes $9.9 million of gains from the sale of two non-strategic, passive investments. These gains were partially offset by a decrease in income from other alternative energy capital investments.

Fixed Charges

The increase in interest on long-term debt was due to the effect of $350.0 million of MidAmerican Energy long-term debt issued on October 1, 2004, offset partially by maturities of higher rate debt in 2004 and 2005. Other interest expense increased due to a higher balance of the Iowa revenue sharing liability. MidAmerican Energy is allowed to capitalize, and record as a reduction to fixed charges, a cost of construction for debt funds used, based on guidelines set forth by the FERC. Allowance for borrowed funds increased due to increased utility construction expenditures. MidAmerican Energy expects to continue to record allowance for borrowed funds used during construction through 2007 while the announced generating facilities are constructed.

Income Taxes

MidAmerican Energy -

In October 2004, the President signed into law legislation that extends the federal production tax credit for electricity produced by wind energy facilities placed in service prior to January 1, 2006. Accordingly, in 2005, MidAmerican Energy’s income taxes for the six months ended June 30, 2005, were reduced $4.6 million by the production tax credits related to energy produced by its wind power facilities.

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

During the first quarter of 2004, MidAmerican Energy settled an income tax audit with the Internal Revenue Service and recorded as income a tax liability previously established for the settled issue, resulting in an $8.5 million reduction to MidAmerican Energy’s income tax expense for the first six months of 2004.

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

As reflected on the Consolidated Statements of Cash Flows, MidAmerican Energy’s net cash provided by operating activities was $305.5 million and $328.0 million for the first six months of 2005 and 2004, respectively. MidAmerican Funding’s net cash provided by operating activities was $285.1 million and $313.2 million for the first quarter of 2005 and 2004, respectively. The decrease in cash provided by operating activities for the first six months of 2005 compared to the first six months of 2004 is principally due to an increase in income taxes paid as benefits from bonus depreciation in 2004 were greater than benefits from production tax credits in 2005.

Utility Construction Expenditures

MidAmerican Energy’s primary need for capital is utility construction expenditures. For the first six months of 2005, utility construction expenditures incurred totaled $331.3 million, including allowance for funds used during construction and Quad Cities Station nuclear fuel purchases. Utility construction expenditures include non-cash and accrued amounts, which include $27.3 million in the first six months of 2005 for MidAmerican Energy’s share of deferred payments related to the Council Bluffs Energy Center Unit No. 4 (“CBEC Unit 4”) generation project. Under a contract with the general contractor on that project, MidAmerican Energy is allowed to defer payments, including the other owners’ shares, for up to $200.0 million of billed construction costs through the end of the project. Another non-cash expenditure included in utility construction expenditures relates to a computed cost of equity funds. As a regulated public utility, MidAmerican Energy is allowed to capitalize, and record as income, a cost of construction for equity funds used, based on guidelines set forth by the FERC.

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

MidAmerican Energy anticipates a continuing increase in demand for electricity from its regulated customers. To meet anticipated demand and ensure adequate electric generation in its service territory, MidAmerican Energy is currently constructing CBEC Unit 4, a 790-MW (expected accreditation) super-critical-temperature, coal-fired facility, and a 360-MW (nameplate rating) wind power project in Iowa. The projects will provide service to regulated retail electricity customers. MidAmerican Energy has obtained regulatory approval to include the Iowa portion of the actual costs of the generation projects in its Iowa rate base as long as actual costs do not exceed the agreed caps that MidAmerican Energy has deemed to be reasonable. If the caps are exceeded, MidAmerican Energy has the right to demonstrate the prudence of the expenditures above the caps, subject to regulatory review. Wholesale sales may also be made from the projects to the extent the power is not immediately needed for regulated retail service. MidAmerican Energy expects to invest approximately $1.1 billion in the CBEC Unit 4 and wind generation projects, of which $525.3 million has been invested through June 30, 2005.

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

The wind power project currently under construction consists of wind power facilities located at two sites in north central Iowa totaling 360 MW (nameplate rating), including an expected 50-MW expansion of the original project. As of December 31, 2004, wind turbines totaling 160.5 MW at one of the sites were completed and in service. The remaining turbines are expected to be completed in the second half of 2005. Generally speaking, accredited capacity ratings for wind power facilities are considerably less than the nameplate ratings due to the varying nature of wind. The current projected accredited capacity for the 360 MW of wind power facilities is approximately 61 MW. MidAmerican Energy will own and operate these facilities, which, including transmission facilities, are expected to cost approximately $386 million, excluding allowance for funds used during construction. On January 31, 2005, the IUB approved ratemaking principles related to the expansion of the wind power project. Refer to the “Rate Matters” discussion below for information regarding the rate aspects of related settlement agreements.

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

In conjunction with its wholesale marketing and trading activities, MidAmerican Energy must meet credit quality standards as required by counterparties. MidAmerican Energy has energy trading agreements that, in accordance with industry practice, either specifically require it to maintain investment grade credit ratings or provide the right for counterparties to demand “adequate assurances” in the event of a material adverse change in MidAmerican Energy’s creditworthiness. If one or more of MidAmerican Energy’s credit ratings decline below investment grade, MidAmerican Energy may be required to post cash collateral, letters of credit or other similar credit support to facilitate ongoing wholesale marketing and trading activities. As of June 30, 2005, MidAmerican Energy’s estimated potential collateral requirements totaled approximately $104 million. MidAmerican Energy’s collateral requirements could fluctuate considerably due to seasonality, market price volatility, and a loss of key MidAmerican Energy generating facilities or other related factors.

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

The regulatory liabilities created by the three settlement agreements are recorded as a regulatory charge in depreciation and amortization expense when the liability is accrued. Additionally, interest expense is accrued on the portion of the regulatory liability balance recorded in prior years. The regulatory liabilities created for the years through 2010 are expected to be reduced as they are credited against plant in service associated with generating plant additions. As a result of the credit applied to generating plant balances from the reduction of the regulatory liabilities, future depreciation will be reduced. As of June 30, 2005 and December 31, 2004, the related regulatory liability reflected on the Consolidated Balance Sheets was $207.2 million and $181.2 million, respectively. The regulatory liability accrued for 2011, if any, will be credited to customer bills in 2012.

In an order issued September 27, 2004, the IUB requires MidAmerican Energy to file various plans to fully equalize and consolidate its class zonal electric rates by the end of each of the years 2007 through 2010. On October 18, 2004, MidAmerican Energy filed a motion for reconsideration opposing full rate equalization and proposing a series of rate reductions. On March 21, 2005, the IUB required MidAmerican Energy to file additional information about potential rate changes concerning phased equalization or consolidation of existing zonal rate differences that could have the effect of bringing rates together on a basis designed to have no impact on the overall revenues MidAmerican Energy receives from its Iowa electric customers. MidAmerican Energy filed the requested information on April 11, 2005. In the same proceeding, MidAmerican Energy has a pending request to reduce rates for some residential customers by approximately $4.0 million in 2008 and $3.0 million in 2009 for a total annualized reduction of $7.0 million in addition to the reductions to be offset by cost decreases related to existing contracts. The $7.0 million reduction in revenues may begin to be offset by a rate increase for other residential customers starting in 2011. The IUB has not taken any action subsequent to MidAmerican Energy’s April 11, 2005 filing.

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

In 2004, the ICC issued a declaratory ruling finding that MidAmerican Energy’s competitive sales of gas to retail customers within the state of Illinois were not authorized under the Illinois Public Utilities Act. In its ruling, the ICC left for subsequent proceedings issues related to the financial implications of these sales. To date, these issues have been addressed by ICC staff in its testimony in the purchased gas adjustment reconciliation proceedings covering 2001 and 2002. In that testimony, the ICC staff expressed its position that MidAmerican Energy must reduce gas costs recovered from Illinois regulated gas customers through the purchased gas adjustment by the gross margins earned from MidAmerican Energy’s Illinois nonregulated retail customers since 1996. Gross margin is the difference between the revenue and the related cost of gas for MidAmerican Energy’s nonregulated sales of gas to retail customers in the entire state of Illinois. The ICC has not yet ruled in either case. In addition, MidAmerican Energy believes it is possible that the gross margins earned in earlier periods in final purchased gas adjustment reconciliation proceedings back to 1996 may be subject to challenge. If the ICC accepts the adjustments proposed by its staff and makes the same adjustment for the years 2003 - 2004, the total cumulative adjustment through November 30, 2004, including the adjustments since 1996, would be $7.8 million. In its declaratory ruling, the ICC decided to open a separate proceeding, in addition to the purchased gas adjustment reconciliation proceedings, to determine an appropriate remedy to impose upon MidAmerican Energy for making competitive sales throughout the state of Illinois without statutory or regulatory authorization. In its order initiating this separate proceeding, the ICC stated there would not be any further litigation of the ICC conclusions arrived at in the declaratory ruling proceeding, despite the lack of an evidentiary hearing in that proceeding. The ruling of the ICC in the declaratory ruling proceeding, including its determination not to conduct an evidentiary hearing, is now on appeal in the Illinois Appellate Court. Additional grounds of appeal are whether the ICC misinterpreted its authority in ruling that the Illinois Public Utilities Act does not authorize competitive sales of gas, whether MidAmerican Energy was retroactively authorized to make these sales as a result of passage of SB 2525, and whether the ruling interferes with MidAmerican Energy’s rights to use nonpublic utility assets.

In November 2004, the Illinois legislature overrode the Governor’s veto of SB 2525. That law allows MidAmerican Energy to continue its competitive gas sales in Illinois subject to ICC regulation. The ICC still must resolve the historical issues in the on-going purchase gas adjustment and related proceedings noted above.

Transmission Developments

The FERC has undertaken several measures to increase competition in the markets for wholesale electric energy, including efforts to foster the development of regional transmission organizations (“RTO”) in its Order No. 2000 issued December 1999 and its July 2002 proposed rulemaking that would implement a standard market design (“SMD”) for wholesale electric markets.

If implemented, the FERC’s July 2002 proposed rule for SMD would have required sweeping changes to the use and expansion of the interstate transmission and wholesale bulk power systems in the United States. On July 19, 2005, the FERC issued an order terminating the rulemaking. Nevertheless, it is likely that there will be further regulatory actions by the FERC impacting the provision of transmission services. Any FERC action could impact the costs of MidAmerican Energy’s electricity and transmission products. Such FERC action could directly or indirectly influence how transmission services are priced, the availability of transmission services, how transmission services are obtained, and market prices for electricity in markets in which MidAmerican Energy buys and sells electricity. Although MidAmerican Energy is not presently a member of an RTO, three RTO’s - Midwest Independent Transmission System Operator, Inc., PJM Interconnection L.L.C. and Southwest Power Pool, Inc. - are directly interconnected with MidAmerican Energy’s transmission facilities. MidAmerican Energy cannot predict what impact, if any, the evolution of these RTO’s, or others, may have on how transmission services and wholesale electricity is bought and sold, as well as the geographic scope of the marketplace in which MidAmerican Energy buys and sells transmission services and wholesale electricity.

On June 3, 2004, the FERC’s Division of Operational Investigations of the Office of Market Oversight and Investigations informed MidAmerican Energy that it was commencing an audit to determine whether and how MidAmerican Energy and its subsidiaries and affiliates are complying with (1) requirements of the standards of conduct and open access same-time information system of the FERC’s regulations, (2) codes of conduct, and (3) transmission practices. The FERC has commenced several such audits of utilities in 2003 and 2004. The audit is on-going, and MidAmerican Energy expects it to be completed during the third quarter of 2005. MidAmerican Energy does not expect the outcome of this issue to have a material effect on its results of operations, financial position or cash flows.

On June 22, 2005, MidAmerican Energy made a filing with the FERC requesting its approval to establish a transmission service coordinator (“TSC”). The TSC would be an outsource administrator of various MidAmerican Energy Open Access Transmission Tariff-related functions for transmission service. If approved, MidAmerican Energy will enter into a contract with a to-be-determined independent contractor that would become responsible for many day-to-day transmission operation services. In addition, the TSC would assume some oversight responsibilities and participate in the transmission planning process. MidAmerican Energy envisions entering into a three-year contract with a TSC. While the costs of entering into a contract with the TSC are unknown, at this time, MidAmerican Energy does not believe that the incremental costs will have a material impact on its results of operations, financial position or cash flows. Any TSC selected would not likely commence service until the latter half of 2006.

Electric Trading Developments

On July 13, 2004, the FERC issued an order requiring MidAmerican Energy to conduct a study to determine whether MidAmerican Energy or its affiliates possess generation market power. MidAmerican Energy is being required to show the absence of generation market power in order to be allowed to continue to sell wholesale electric power at market-based rates. The FERC order is intended to have MidAmerican Energy conform to what has become the FERC’s general practice for utilities given authorization to make wholesale market-based sales. Under this general practice, utilities authorized to make market-based electric sales must submit a new market power study to the FERC every three years. MidAmerican Energy filed the required study on October 29, 2004. On June 1, 2005, the FERC issued an order setting for investigation the reasonableness of MidAmerican Energy’s market-based rates within its control area. The order also terminated the previously established November 1, 2004, refund date and required market-based sales made by MidAmerican Energy within its control area beginning August 7, 2005, be subject to refund until the matter is resolved. The FERC also required MidAmerican Energy to file additional information by August 1, 2005. MidAmerican Energy does not expect the outcome of this issue to have a material effect on its results of operations, financial position or cash flows.

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

On February 16, 2005, the Kyoto Protocol became effective, requiring 35 developed countries to reduce greenhouse gas emissions by approximately 5% between 2008 and 2012. While the United States did not ratify the protocol, the ratification and implementation of its requirements in other countries has resulted in increased attention on the climate change issue in the United States. Several amendments were introduced to the Senate energy bill relating to climate change. A proposed amendment to include the Climate Stewardship Act was defeated in the Senate that would have mandated reductions in greenhouse emissions. The Senate did, however, adopt a “sense of the Senate” resolution that puts the Senate on record that Congress should enact a comprehensive and effective national program of mandatory, market-based limits and incentives on emissions of greenhouse gases that slow, stop, and reverse the growth of such emissions at a rate and in a manner that will not significantly harm the United States economy; and will encourage comparable action by other nations that are major trading partners and key contributors to global emissions. It is anticipated that the resolution will be further addressed in the fall of 2005.

The United States Circuit Court of Appeals for the District of Columbia dismissed a lawsuit on July 15, 2005, that sought to force the EPA to issue mandatory controls for carbon dioxide and other greenhouse gas emissions from new cars and trucks. Litigation is currently pending before the federal district court for the southern district of New York seeking to require reductions of carbon dioxide emissions from generating facilities of five large electric utilities. While debate continues at the national level over the direction of domestic climate policy, several states are developing state-specific or regional legislative initiatives to reduce greenhouse gas emissions. The outcome of climate change litigation and federal and state initiatives cannot be determined at this time; however, adoption of stringent limits on greenhouse gas emissions could significantly impact MidAmerican Energy’s facilities and, therefore, its results of operations.

The EPA and the state environmental agencies have determined that contaminated wastes remaining at decommissioned manufactured gas plant facilities may pose a threat to the public health or the environment if such contaminants are in sufficient quantities and at such concentrations as to warrant remedial action.

MidAmerican Energy has evaluated all known properties that were, at one time, sites of gas manufacturing plants for which it may be a potentially responsible party. The purpose of these evaluations was to determine whether waste materials are present, whether the materials constitute an environmental or health risk, and whether MidAmerican Energy has any responsibility for remedial action. As of June 30, 2005, MidAmerican Energy has recorded a $5.4 million liability for these sites and a corresponding regulatory asset for future recovery through the regulatory process. Refer to Note (3)(c) of Notes to Consolidated Financial Statements in this Form 10-Q for further discussion of MidAmerican Energy’s environmental activities related to manufactured gas plant sites and cost recovery.

Although the timing of potential incurred costs and recovery of such costs in rates may affect the results of operations in individual periods, management believes that the outcome of these issues will not have a material adverse effect on MidAmerican Energy’s financial position, results of operations or cash flows.

Generating Capability

In August 2003, retail customer usage of electricity caused a record hourly peak demand of 3,935 MW on MidAmerican Energy’s electric system. For the 2004 cooling season, MidAmerican Energy’s hourly peak demand was 3,894 MW on July 20, 2004. MidAmerican Energy is interconnected with Iowa and neighboring utilities and is party to an electric generation and transmission pooling agreement administered by the Mid-Continent Area Power Pool (“MAPP”). Each MAPP participant is required to maintain for emergency purposes a net generating capability reserve of at least 15% above its system peak demand. For the 2004 cooling season, MidAmerican Energy’s reserve was approximately 26% above its system peak demand.

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

The transmission developments addressed under “Utility Regulatory Matters” above also can impact MidAmerican Energy's wholesale electric purchases and sales. In addition, organized markets for the sale of energy may impact the price MidAmerican Energy pays for wholesale electricity as well as the prices it receives for wholesale sales. The FERC has other proceedings underway which may influence the wholesale electric marketplace. Because of the uncertainties as to future regulatory policy governing transmission service and pricing, and regulation of wholesale electric sales, MidAmerican Energy is uncertain whether past wholesale costs and revenues will be representative of future wholesale costs and revenues.

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

With the supervision and participation of MidAmerican Funding’s and MidAmerican Energy’s management, including the respective persons acting as chief executive officer and chief financial officer, each company performed an evaluation regarding the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2005. Based on that evaluation, MidAmerican Funding’s and MidAmerican Energy’s management, including the respective persons acting as chief executive officer and chief financial officer, concluded that their respective disclosure controls and procedures were effective. There have been no changes during the quarter covered by this report in MidAmerican Funding’s or MidAmerican Energy’s internal control over financial reporting that has materially affected, or is reasonably likely to material affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

MidAmerican Energy is one of dozens of companies named as defendants in a January 20, 2004 consolidated class action lawsuit filed in the United States District Court for the Southern District of New York. The suit alleges that the defendants have engaged in unlawful manipulation of the prices of natural gas futures and options contracts traded on the New York Mercantile Exchange (“NYMEX”) during the period of January 1, 2000 to December 31, 2002. MidAmerican Energy is mentioned as a company that has engaged in wash trades on Enron Online (an electronic trading platform) that had the effect of distorting prices for gas trades on the NYMEX. The plaintiffs to the class action do not specify the amount of alleged damages. At this time MidAmerican Energy does not believe that it has any material exposure in this lawsuit.

The original complaint in this matter, Cornerstone Propane Partners, L.P. v. Reliant, et al. (“Cornerstone”), was filed on August 18, 2003 in the United States District Court, Southern District of New York naming MidAmerican Energy. On October 1, 2003, a second complaint, Roberto, E. Calle Gracey, et al. (“Calle Gracey”), was filed in the same court but did not name MidAmerican Energy. On November 14, 2003, a third complaint, Dominick Viola (“Viola”), et al., was filed in the same court and named MidAmerican Energy as a defendant. On December 5, 2003, the court entered Pretrial Order No. 1, which among other procedural matters, ordered the consolidation of the Cornerstone, Calle Gracey and Viola complaints and permitted plaintiffs to file an amended complaint in this matter. On January 20, 2004, plaintiffs filed In Re: Natural Gas Commodity Litigation as the amended complaint reasserting their previous allegations. On February 19, 2004, MidAmerican Energy filed a Motion to Dismiss and joined with several other defendants to file a joint Motion to Dismiss. The plaintiffs filed a response on May 19, 2004, contesting both Motions to Dismiss. On September 24, 2004, the pending motions to dismiss were denied. On October 14, 2004, plaintiffs filed an amended complaint to add certain defendants’ affiliates as defendants and reasserted their previous allegations. MidAmerican Energy and the other defendants filed their respective answers to the complaint on October 28, 2004. Plaintiffs filed a motion for class actions certification on January 25, 2005, and defendants filed their opposition on April 8, 2005. MidAmerican Energy will continue to coordinate with the other defendants and vigorously defend the allegations against it.

Other than the litigation described above, MidAmerican Funding and its subsidiaries currently have no material legal proceedings. Information on MidAmerican Energy’s environmental matters is included in the “Environmental Matters” section of MD&A in Item 2 of this Form 10-Q. Information regarding MidAmerican Energy's regulatory matters is included in the “Legislation and Utility Regulatory Matters” section of MD&A in Item 2 of this Form 10-Q.

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

MIDAMERICAN FUNDING, LLC
MIDAMERICAN ENERGY COMPANY
(Registrants)

Date: August 10, 2005	/s/ Patrick J. Goodman
Patrick J. Goodman
Vice President and Treasurer
of MidAmerican Funding, LLC
(principal financial and accounting officer)

/s/ Thomas B. Specketer
Thomas B. Specketer
Vice President and Controller
of MidAmerican Energy Company
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

MidAmerican Energy

15	Awareness Letter of Independent Registered Pubic Accounting Firm

31.1	Chief executive officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief financial officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief executive officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief financial officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

MidAmerican Funding

31.3	Chief executive officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Chief financial officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.3	Chief executive officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4	Chief financial officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002