Form 10-Q
period 2005-09-30
MIDAMERICAN ENERGY CO; MIDAMERICAN FUNDING LLC
filed 2005-10-24
CIK 928576, 1098296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

or

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
666 Grand Avenue, PO Box 657
Des Moines, Iowa 50303

333-15387	MIDAMERICAN ENERGY COMPANY	42-1425214
(An Iowa Corporation)
666 Grand Avenue, PO Box 657
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
Yes ☐ No ☒

Indicate by check mark whether either registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of October 21, 2005, all of the member’s equity of MidAmerican Funding, LLC was held by its parent company, MidAmerican Energy Holdings Company.

As of October 21, 2005, all 70,980,203 outstanding shares of MidAmerican Energy Company’s voting stock were held by its parent company, MHC Inc., a direct, wholly owned subsidiary of MidAmerican Funding, LLC.

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

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder
MidAmerican Energy Company
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Energy Company and subsidiary (the “Company”) as of September 30, 2005, and the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2005 and 2004, and of cash flows for the nine-month periods ended September 30, 2005 and 2004. These interim financial statements are the responsibility of the Company's management.

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
October 21, 2005

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands)

	As of
	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Utility Plant, Net
Electric	$5,827,892	$5,498,878
Gas	985,495	957,011
	6,813,387	6,455,889
Accumulated depreciation and amortization	(3,096,128)	(2,956,856)
	3,717,259	3,499,033
Construction work in progress	516,789	369,406
	4,234,048	3,868,439

Current Assets
Cash and cash equivalents	47,488	88,113
Short-term investments	-	39,500
Receivables, net	240,001	332,759
Inventories	92,371	89,646
Other	127,338	22,080
	507,198	572,098

Investments and Nonregulated Property, Net	356,554	333,360
Regulatory Assets	223,981	227,997
Other Assets	123,680	110,057
Total Assets	$5,445,461	$5,111,951

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholder’s equity	$1,694,587	$1,527,468
MidAmerican Energy preferred securities	30,329	30,329
Long-term debt, excluding current portion	1,171,796	1,331,509
	2,896,712	2,889,306
Current Liabilities
Current portion of long-term debt	160,135	91,018
Accounts payable	233,690	241,836
Taxes accrued	84,073	70,810
Interest accrued	21,857	13,842
Other	100,538	83,949
	600,293	501,455
Other Liabilities
Deferred income taxes	478,510	486,970
Investment tax credits	45,007	48,143
Asset retirement obligations	176,603	166,845
Regulatory liabilities	839,922	677,489
Other	408,414	341,743
	1,948,456	1,721,190
Total Capitalization and Liabilities	$5,445,461	$5,111,951

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
		(Unaudited)
Operating Revenues
Regulated electric	$467,586	$391,751	$1,127,434	$1,099,310
Regulated gas	181,228	117,190	858,671	684,430
Nonregulated	72,843	56,312	209,158	195,416
	721,657	565,253	2,195,263	1,979,156

Operating Expenses
Regulated:
Cost of fuel, energy and capacity	145,600	91,474	336,950	304,387
Cost of gas sold	145,641	82,490	699,594	526,707
Other operating expenses	94,060	93,656	279,844	276,209
Maintenance	32,996	36,018	104,810	110,412
Depreciation and amortization	77,102	71,618	214,150	221,685
Property and other taxes	23,555	22,220	71,237	69,999
	518,954	397,476	1,706,585	1,509,399
Nonregulated:
Cost of sales	67,981	48,416	188,058	170,861
Other	4,518	4,102	12,225	12,826
	72,499	52,518	200,283	183,687
Total operating expenses	591,453	449,994	1,906,868	1,693,086

Operating Income	130,204	115,259	288,395	286,070

Non-Operating Income
Interest and dividend income	939	1,130	3,344	2,360
Other income	9,783	6,920	22,305	16,838
Other expense	(1,403)	(699)	(3,155)	(2,775)
	9,319	7,351	22,494	16,423
Fixed Charges
Interest on long-term debt	18,769	16,516	58,086	51,141
Other interest expense	2,100	1,393	5,959	4,109
Allowance for borrowed funds	(3,199)	(2,205)	(7,771)	(5,404)
	17,670	15,704	56,274	49,846

Income Before Income Taxes	121,853	106,906	254,615	252,647
Income Taxes	39,485	40,748	83,684	93,031
Net Income	82,368	66,158	170,931	159,616
Preferred Dividends	312	312	935	933

Earnings on Common Stock	$82,056	$65,846	$169,996	$158,683

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months
	Ended September 30,
	2005	2004
	(Unaudited)
Net Cash Flows From Operating Activities
Net income	$170,931	$159,616
Adjustments to reconcile net income to net cash provided:
Depreciation and amortization	215,130	222,625
Deferred income taxes and investment tax credit, net	(13,204)	78,782
Amortization of other assets and liabilities	20,014	5,001
Impact of changes in working capital:
Receivables, net	103,701	95,717
Inventories	(2,725)	(12,185)
Accounts payable	(10,941)	(33,219)
Taxes accrued	13,263	(49,374)
Other current assets and liabilities	16,303	28,916
Other, net	(2,890)	(753)
Net cash provided by operating activities	509,582	495,126

Net Cash Flows From Investing Activities
Utility construction expenditures	(497,411)	(345,730)
Quad Cities Station decommissioning trust fund	(6,224)	(6,224)
Purchases of available-for-sale securities	(133,518)	-
Proceeds from sales of available-for-sale securities	173,018	-
Other, net	1,287	17
Net cash used in investing activities	(462,848)	(351,937)

Net Cash Flows From Financing Activities
Dividends paid	(935)	(933)
Retirement of long-term debt, including reacquisition cost	(90,851)	(56,021)
Reacquisition of preferred securities	-	(1,430)
Net decrease in notes payable	-	(48,000)
Other	4,427	275
Net cash used in financing activities	(87,359)	(106,109)

Net Increase (Decrease) in Cash and Cash Equivalents	(40,625)	37,080
Cash and Cash Equivalents at Beginning of Period	88,113	3,151
Cash and Cash Equivalents at End of Period	$47,488	$40,231

Supplemental Disclosure:
Interest paid, net of amounts capitalized	$45,126	$41,757
Income taxes paid	$67,384	$45,124

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

Under the existing New Source Review (“NSR”) provisions of the Clean Air Act, a utility is required to obtain a permit from the EPA or a state regulatory agency prior to (1) beginning construction of a new major stationary source of an NSR-regulated pollutant or (2) making a physical or operational change to an existing facility that potentially increases emissions, unless the changes are exempt under the regulations (including routine maintenance, repair and replacement of equipment). In general, projects subject to NSR regulations are subject to pre-construction review and permitting under the Prevention of Significant Deterioration (“PSD”) provisions of the Clean Air Act. Under the PSD program, a project that emits threshold levels of regulated pollutants must undergo a Best Available Control Technology analysis and evaluate the most effective emissions controls. These controls must be installed in order to receive a permit. Violations of NSR regulations, which may be alleged by the EPA, states, and environmental groups, among others, potentially subject a utility to material expenses for fines and other sanctions and remedies including requiring installation of enhanced pollution controls and funding supplemental environmental projects.

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

In 2002 and 2003, the EPA proposed various changes to its NSR rules that clarify what constitutes routine repair, maintenance and replacement for purposes of triggering NSR requirements. These changes have been subject to legal challenge and, until such time as the legal challenges are resolved and the rules are effective, MidAmerican Energy will continue to manage projects at its generating plants in accordance with the rules in effect prior to 2002. On October 13, 2005, the EPA proposed a rule that would change its NSR permitting program for existing power plants and opened a 60-day public comment period. The impact of these proposed changes on MidAmerican Energy cannot be determined until after the rule is finalized and implemented.

(b)	Nuclear Decommissioning Costs

Expected nuclear decommissioning costs for Quad Cities Station have been developed based on a site-specific decommissioning study that includes decontamination, dismantling, site restoration, dry fuel storage cost and an assumed shutdown date. Quad Cities Station nuclear decommissioning costs are included in base rates in MidAmerican Energy’s Iowa tariffs.

MidAmerican Energy’s share of estimated decommissioning costs for Quad Cities Station as of September 30, 2005 and December 31, 2004, was $160.8 million and $154.2 million, respectively, and is reflected in Asset Retirement Obligations on the Consolidated Balance Sheet. Refer to Note (14) of MidAmerican Energy’s most recently filed Form 10-K for a discussion of asset retirement obligations. MidAmerican Energy has established trusts for the investment of funds for decommissioning the Quad Cities Station. The fair value of the assets held in the trusts as of September 30, 2005 and December 31, 2004, was $225.3 million and $207.5 million, respectively, and is reflected in Investments and Nonregulated Property, Net on the Consolidated Balance Sheets.

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

MidAmerican Energy estimates the range of possible costs for investigation, remediation and monitoring for the sites discussed above to be approximately $4 million to $8 million. As of September 30, 2005 and December 31, 2004, MidAmerican Energy had recorded a liability of $4.8 million and $9.3 million, respectively, for these sites and a corresponding regulatory asset for future recovery through the regulatory process. MidAmerican Energy projects that these amounts will be incurred or paid within the next two years.

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

The third settlement agreement was approved by the IUB on January 31, 2005, in conjunction with MidAmerican Energy’s proposed expansion of its wind power project by up to 90 megawatts (“MW”). This settlement extended through 2011 MidAmerican Energy’s commitment not to seek a general increase in electric rates unless its Iowa jurisdictional electric return on equity falls below 10%. It also extended the revenue sharing mechanism through 2011, and the OCA agreed to commit not to seek any decrease in Iowa electric base rates to become effective before January 1, 2012. The total capacity to be added as the result of the wind expansion project is currently projected to be 50 MW.

The regulatory liabilities created by the three settlement agreements are recorded as a regulatory charge in depreciation and amortization expense when the liability is accrued. Additionally, interest expense is accrued on the portion of the regulatory liability balance recorded in prior years. The regulatory liabilities created for the years through 2010 are expected to be reduced as they are credited against plant in service associated with generating plant additions. As a result of the credit applied to generating plant balances from the reduction of the regulatory liabilities, future depreciation will be reduced. As of September 30, 2005 and December 31, 2004, the related regulatory liability reflected on the Consolidated Balance Sheets was $222.1 million and $181.2 million, respectively. The regulatory liability accrued for 2011, if any, will be credited to customer bills in 2012.

Illinois bundled electric rates are frozen until 2007, subject to certain exceptions allowing for increases, at which time bundled rates may be increased or decreased by the ICC. Illinois law provides that, through 2006, Illinois earnings above a computed level of return on common equity are to be shared equally between regulated retail electric customers and MidAmerican Energy. MidAmerican Energy’s computed level of return on common equity is based on a rolling two-year average of the Monthly Treasury Long-Term Average Rate, as published by the Federal Reserve System, plus a premium of 8.5% for 2000 through 2004 and a premium of 12.5% for 2005 and 2006. The two-year average above which sharing must occur for 2005 is 15.41%, which reflects a blend of the premiums for 2004 and 2005. The law allows MidAmerican Energy to mitigate the sharing of earnings above the threshold return on common equity through accelerated recovery of electric assets.

5.	Retirement Plans

MidAmerican Energy sponsors a noncontributory defined benefit pension plan covering substantially all employees of MidAmerican Energy Holdings Company and its domestic energy subsidiaries. MidAmerican Energy also sponsors certain postretirement health care and life insurance benefits covering substantially all retired employees of MidAmerican Energy Holdings Company and its domestic energy subsidiaries. Non-union employees hired after June 30, 2004, are not eligible for postretirement benefits other than pensions. Net periodic benefit cost for the pension, including supplemental retirement, and postretirement benefit plans of MidAmerican Energy and the aforementioned affiliates included the following components for the three months and nine months ended September 30, (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Pension
Components of net periodic benefit cost:
Service cost	$6,459	$6,312	$19,817	$19,256
Interest cost	9,539	8,696	27,942	26,463
Expected return on plan assets	(10,239)	(9,444)	(29,293)	(28,816)
Amortization of net transition balance	-	(196)	-	(597)
Amortization of prior service cost	740	690	2,089	2,070
Amortization of prior year loss	193	392	960	1,177
Net periodic benefit cost	$6,692	$6,450	$21,515	$19,553

Postretirement
Components of net periodic benefit cost:
Service cost	$1,786	$1,992	$5,081	$6,057
Interest cost	3,074	3,992	10,251	12,139
Expected return on plan assets	(2,680)	(2,143)	(7,322)	(6,517)
Amortization of net transition balance	603	834	1,831	2,536
Amortization of prior service cost	-	75	-	229
Amortization of prior year loss	342	838	1,184	2,547
Net periodic benefit cost	$3,125	$5,588	$11,025	$16,991

MidAmerican Energy expects to contribute $6.6 million and $15.8 million in 2005 to its pension and postretirement plans, respectively. For the nine months ended September 30, 2005, $4.3 million and $12.1 million of contributions were made to the pension and postretirement plans, respectively.

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

The following tables provide MidAmerican Energy’s operating revenues, earnings on common stock and total assets on a reportable operating segment basis (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Segment Profit Information
Operating revenues:
External revenues -
Generation	$182,185	$107,808	$494,251	$430,046
Energy delivery	459,561	397,853	1,476,774	1,343,548
Transmission	10,149	7,145	26,339	20,843
Unregulated retail services	69,762	52,447	197,899	184,719
Total	721,657	565,253	2,195,263	1,979,156

Intersegment revenues -
Generation	244,062	205,400	548,331	505,515
Energy delivery	(258,743)	(220,171)	(592,374)	(549,828)
Transmission	14,681	14,771	44,043	44,313
Total	-	-	-	-
Consolidated	$721,657	$565,253	$2,195,263	$1,979,156

Earnings on common stock:
Generation	$63,358	$47,553	$82,395	$80,832
Energy delivery	9,364	9,445	59,102	52,599
Transmission	10,223	8,303	27,960	22,783
Unregulated retail services	(889)	545	539	2,469
Consolidated	$82,056	$65,846	$169,996	$158,683

	As of
	September 30,	December 31,
	2005	2004
Segment Asset Information
Total assets:
Generation	$2,580,662	$2,229,909
Energy delivery	2,530,135	2,625,081
Transmission	330,229	277,771
Unregulated retail services	64,718	42,725
Total	5,505,744	5,175,486
Reclassifications and intersegment eliminations (a)	(60,283)	(63,535)
Consolidated	$5,445,461	$5,111,951

(a)
Reclassifications and intersegment eliminations relate principally to the reclassification of income tax balances in accordance with generally accepted accounting principles and the elimination of intersegment accounts receivables and payables.

7.	Total Comprehensive Income

MidAmerican Energy’s total comprehensive income for the three months ended September 30, 2005 and 2004, was $82.1 million and $65.8 million, respectively. MidAmerican Energy’s total comprehensive income for the nine months ended September 30, 2005 and 2004, was $167.1 million and $158.3 million, respectively. The difference from Earnings on Common Stock for the nine months ended September 30, 2004, was due to the effective portion of net gains and losses, net of income taxes, on MidAmerican Energy’s derivative instruments classified as cash flow hedges. For the nine months ended September 30, 2005, the difference from Earnings on Common Stock was due to a minimum pension liability adjustment, net of income taxes. Accumulated other comprehensive loss, net, was $2.9 million and $- million as of September 30, 2005, and December 31, 2004, respectively.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Member
MidAmerican Funding, LLC
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Funding, LLC and subsidiaries (the “Company”) as of September 30, 2005, and the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2005 and 2004, and of cash flows for the nine-month periods ended September 30, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

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
October 21, 2005

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	As of
	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Utility Plant, Net
Electric	$5,827,892	$5,498,878
Gas	985,495	957,011
	6,813,387	6,455,889
Accumulated depreciation and amortization	(3,096,128)	(2,956,856)
	3,717,259	3,499,033
Construction work in progress	516,789	369,406
	4,234,048	3,868,439
Current Assets
Cash and cash equivalents	48,570	88,367
Short-term investments	-	39,500
Receivables, net	245,126	337,333
Inventories	92,371	89,646
Other	127,632	22,585
	513,699	577,431

Investments and Nonregulated Property, Net	378,004	375,230
Goodwill	1,265,979	1,268,082
Regulatory Assets	223,981	227,997
Other Assets	123,688	110,065
Total Assets	$6,739,399	$6,427,244

CAPITALIZATION AND LIABILITIES
Capitalization
Member’s equity	$2,188,025	$2,042,403
MidAmerican Energy preferred securities	30,329	30,329
Long-term debt, excluding current portion	1,871,796	2,031,509
	4,090,150	4,104,241
Current Liabilities
Note payable to affiliate	61,000	31,500
Current portion of long-term debt	160,135	91,018
Accounts payable	234,412	242,966
Taxes accrued	89,384	77,388
Interest accrued	25,995	29,612
Other	100,683	84,032
	671,609	556,516
Other Liabilities
Deferred income taxes	494,901	518,004
Investment tax credits	45,007	48,143
Asset retirement obligations	176,603	166,845
Regulatory liabilities	839,922	677,489
Other	421,207	356,006
	1,977,640	1,766,487
Total Capitalization and Liabilities	$6,739,399	$6,427,244

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
		(Unaudited)
Operating Revenues
Regulated electric	$467,586	$391,751	$1,127,434	$1,099,310
Regulated gas	181,228	117,190	858,671	684,430
Nonregulated	74,494	57,507	213,195	199,175
	723,308	566,448	2,199,300	1,982,915

Operating Expenses
Regulated:
Cost of fuel, energy and capacity	145,600	91,474	336,950	304,387
Cost of gas sold	145,641	82,490	699,594	526,707
Other operating expenses	94,060	93,656	279,844	276,209
Maintenance	32,996	36,018	104,810	110,412
Depreciation and amortization	77,102	71,618	214,150	221,685
Property and other taxes	23,555	22,220	71,237	69,999
	518,954	397,476	1,706,585	1,509,399
Nonregulated:
Cost of sales	68,415	48,691	189,062	171,856
Other	5,693	5,046	15,486	15,938
	74,108	53,737	204,548	187,794
Total operating expenses	593,062	451,213	1,911,133	1,697,193

Operating Income	130,246	115,235	288,167	285,722

Non-Operating Income
Interest and dividend income	988	1,156	3,475	2,440
Other income	10,973	7,972	34,834	20,990
Other expense	(15,416)	(755)	(19,118)	(3,029)
	(3,455)	8,373	19,191	20,401
Fixed Charges
Interest on long-term debt	30,543	28,293	93,408	86,423
Other interest expense	2,561	1,516	6,982	4,372
Preferred dividends of subsidiaries	312	312	935	933
Allowance for borrowed funds	(3,199)	(2,205)	(7,771)	(5,404)
	30,217	27,916	93,554	86,324

Income Before Income Taxes	96,574	95,692	213,804	219,799
Income Taxes	29,653	36,069	65,317	84,065

Net Income	$66,921	$59,623	$148,487	$135,734

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months
	Ended September 30,
	2005	2004
	(Unaudited)
Net Cash Flows From Operating Activities
Net income	$148,487	$135,734
Adjustments to reconcile net income to net cash provided:
Depreciation and amortization	215,279	222,775
Deferred income taxes and investment tax credit, net	(28,207)	77,484
Amortization of other assets and liabilities	18,576	4,093
Gain on sale of securities, assets and other investments	(10,648)	(316)
Loss from impairment of assets and other investments	15,841	-
Impact of changes in working capital:
Receivables, net	103,150	90,314
Inventories	(2,725)	(12,185)
Accounts payable	(11,349)	(33,481)
Taxes accrued	11,996	(50,468)
Other current assets and liabilities	4,944	16,906
Other, net	2,544	6,577
Net cash provided by operating activities	467,888	457,433

Net Cash Flows From Investing Activities
Utility construction expenditures	(497,411)	(345,730)
Quad Cities Station decommissioning trust fund	(6,224)	(6,224)
Purchases of available-for-sale securities	(133,518)	-
Proceeds from sales of available-for-sale securities	174,631	1,511
Proceeds from sales of assets and other investments	11,100	7
Other, net	661	4,294
Net cash used in investing activities	(450,761)	(346,142)

Net Cash Flows From Financing Activities
Retirement of long-term debt, including reacquisition cost	(90,851)	(56,021)
Reacquisition of preferred securities	-	(1,430)
Note payable to affiliate	29,500	29,800
Net decrease in notes payable	-	(48,000)
Other	4,427	275
Net cash used in financing activities	(56,924)	(75,376)

Net Increase (Decrease) in Cash and Cash Equivalents	(39,797)	35,915
Cash and Cash Equivalents at Beginning of Period	88,367	4,558
Cash and Cash Equivalents at End of Period	$48,570	$40,473

Supplemental Disclosure:
Interest paid, net of amounts capitalized	$93,111	$89,081
Income taxes paid	$63,198	$33,884

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

The following tables provide MidAmerican Funding’s operating revenues, net income and total assets on a reportable operating segment basis (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004

Segment Profit Information
Operating revenues:
External revenues -
Generation	$182,185	$107,808	$494,251	$430,046
Energy delivery	459,561	397,853	1,476,774	1,343,548
Transmission	10,149	7,145	26,339	20,843
Unregulated retail services	69,762	52,447	197,899	184,719
Other	1,651	1,195	4,037	3,759
Total	723,308	566,448	2,199,300	1,982,915

Intersegment revenues -
Generation	244,062	205,400	548,331	505,515
Energy delivery	(258,743)	(220,171)	(592,374)	(549,828)
Transmission	14,681	14,771	44,043	44,313
Total	-	-	-	-
Consolidated	$723,308	$566,448	$2,199,300	$1,982,915

Net income:
Generation	$63,358	$47,553	$82,395	$80,832
Energy delivery	9,364	9,445	59,102	52,599
Transmission	10,223	8,303	27,960	22,783
Unregulated retail services	(889)	545	539	2,469
Other	(15,135)	(6,223)	(21,509)	(22,949)
Consolidated	$66,921	$59,623	$148,487	$135,734

	As of
	September 30,	December 31,
	2005	2004
Segment Asset Information
Total assets (a):
Generation	$3,501,995	$3,153,106
Energy delivery	2,791,271	2,886,213
Transmission	413,739	361,524
Unregulated retail services	64,718	42,725
Other	247,876	227,258
Total	7,019,599	6,670,826
Reclassifications and intersegment eliminations (b)	(280,200)	(243,582)
Consolidated	$6,739,399	$6,427,244

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

MidAmerican Funding’s total comprehensive income for the three months ended September 30, 2005 and 2004, was $66.9 million and $59.4 million, respectively. MidAmerican Funding’s total comprehensive income for the nine months ended September 30, 2005 and 2004, was $145.6 million and $135.0 million, respectively. The difference from Net Income for the nine months ended September 30, 2004, was due to the effective portion of net gains and losses, net of income taxes, on MidAmerican Energy’s derivative instruments classified as cash flow hedges. For the nine months ended September 30, 2005, the difference from Net Income was substantially due to a minimum pension liability adjustment, net of income taxes. Accumulated other comprehensive loss, net, was $2.8 million and $- million as of September 30, 2005, and December 31, 2004, respectively.

8.	Goodwill

For the nine months ended September 30, 2005, MidAmerican Funding adjusted goodwill for a change in deferred income taxes due to resolution of a tax matter existing at the time of its purchase of MHC. The following table shows the change in the carrying amount of goodwill by reportable operating segment for the nine months ended September 30, 2005 (in thousands):

		Energy
	Generation	Delivery	Transmission	Total

Balance at January 1, 2005	$922,859	$261,575	$83,648	$1,268,082
Income tax adjustment	(1,526)	(439)	(138)	(2,103)
Balance at September 30, 2005	$921,333	$261,136	$83,510	$1,265,979

9.	Impairments of Commercial Aircraft

MidAmerican Funding has investments in commercial passenger aircraft leased to major domestic airlines, which are accounted for as leveraged leases.  During the third quarter of 2005, two major airline carriers filed for bankruptcy. MidAmerican Funding evaluated its investments in commercial passenger aircraft and recognized losses totaling $14.0 million, or $8.8 million after tax, for other-than-temporary impairments of those investments in the third quarter of 2005. During the first quarter of 2005, MidAmerican Funding recognized a $1.8 million loss, or a $0.3 million after-tax gain, for an other-than-temporary impairment of its investment in other commercial passenger aircraft as a result of the bankruptcy filing of another major carrier. The losses for the impairments are reflected in Other Expense on the Consolidated Statements of Operations and in Other for segment reporting purposes.

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

Executive Summary

The earnings of MidAmerican Energy and MidAmerican Funding increased for both the three months and nine months ended September 30, 2005, over the comparable periods of 2004. The following events and changes, as discussed in more detail herein, highlight some factors that had an effect on MidAmerican Energy’s and MidAmerican Funding’s operating results, liquidity and capital resources:

•
Electric retail gross margin increased $15.0 million in the third quarter of 2005 over the third quarter of 2004 due to temperatures that were 24.6% higher than normal for the period compared to temperatures that were 24.9% lower than normal in the third quarter of 2004. Increased electric retail margins in the third quarter of 2005 offset unfavorable variances in electric wholesale margins in the first quarter of 2005 compared to the comparable periods in 2004 that were due primarily to the unavailability of certain base load generation resources and resulted in lost sale opportunities and more costly replacement power costs.

•
During the nine months ended September 30, 2005, MidAmerican Funding recognized pre-tax losses of $15.8 million, or $8.5 million after-tax, on its commercial aircraft leveraged leases, reflecting continued deterioration in the airline industry. These losses more than offset $9.9 million of gains, or $6.4 million after-tax, recognized in the first quarter of 2005 on the sale of non-strategic nonregulated investments. The remaining carrying values of MidAmerican Funding’s commercial aircraft leveraged leases are not material.

•
MidAmerican Energy is currently constructing a 790-megawatt (“MW”)(expected accreditation) super-critical-temperature, coal-fired generation project and a 360-MW (nameplate rating) wind power project in Iowa and expects to invest approximately $1.1 billion in the projects through 2007. Through September 30, 2005, $622.0 million of the $1.1 billion had been invested. In December 2004, 160.5 MW of the wind power project was completed and placed in service. During the third quarter of 2005, another 150.0 MW of wind power was placed in service. The remaining 50 MW of the wind power project is expected to be completed in the fourth quarter of 2005.

Results of Operations for the Quarter Ended September 30, 2005 and 2004

Earnings Overview

MidAmerican Energy’s earnings on common stock increased $16.3 million to $82.1 million for the third quarter of 2005 compared to $65.8 million for the third quarter of 2004. MidAmerican Funding’s net income increased $7.3 million to $66.9 million for the third quarter of 2005 compared to $59.6 million for the third quarter of 2004.

Following is a discussion of various factors that affected earnings. Explanations include management's best estimate of the impact of weather, customer growth and other factors.

Regulated Electric Gross Margin

	Quarter
	Ended September 30,
	2005	2004

Gross margin (in millions):
Operating revenues	$467.6	$391.8
Less cost of fuel, energy and capacity	145.6	91.5
Electric gross margin	$322.0	$300.3

Sales (gigawatt-hours):
Residential	1,928	1,527
Small general service	1,157	1,063
Large general service	1,940	1,898
Other	390	360
Total retail	5,415	4,848
Wholesale	2,154	1,942
Total	7,569	6,790

Electric gross margin for the third quarter of 2005 increased $21.7 million compared to the third quarter of 2004. Gross margin on electric retail sales increased $15.0 million, transmission revenues increased $3.0 million, cost of sales for electric capacity purchases decreased $1.9 million, and gross margin on electric wholesale sales increased $2.6 million.

The increase in gross margin on electric retail sales is due to an 11.7% increase in sales volumes compared to the third quarter of 2004. The effect of temperature conditions during the third quarter of 2005 compared to the third quarter of 2004 resulted in a $26.8 million increase in electric retail gross margin. A 1.3% increase in the average number of retail customers improved electric retail gross margin by $3.5 million compared to the third quarter of 2004, while electricity usage factors not dependent on weather, such as changes in individual customer usage patterns, increased electric margin by $3.4 million. An increase in fuel costs related to Iowa retail electric sales decreased electric retail gross margin by $18.7 million compared to the third quarter of 2004 due principally to MidAmerican Energy’s increased use of gas-fired generation and higher prices for purchased energy.

Sales of energy to other utilities, municipalities and marketers inside and outside of MidAmerican Energy's delivery system are classified as wholesale. The increase in gross margin on electric wholesale energy sales is due to a 10.9% increase in sales volumes compared to the third quarter of 2004, which resulted in a $3.2 million increase in electric wholesale gross margin. This increase was partially offset by a $0.6 million decrease due to a reduction in the average margin per megawatt hour sold as a result of a higher cost of energy.

Regulated Gas Gross Margin

	Quarter
	Ended September 30,
	2005	2004

Gross margin (in millions)
Operating revenues	$181.2	$117.2
Less cost of gas sold	145.6	82.5
Gas gross margin	$35.6	$34.7

Sales (000’s decatherms):
Residential	3,041	2,895
Small general service	1,809	1,718
Large general service	1,066	271
Other	2	62
Total retail	5,918	4,946
Wholesale	10,170	6,897
Total	16,088	11,843

Regulated gas revenues include purchased gas adjustment clauses through which MidAmerican Energy is allowed to recover the cost of gas sold from its retail gas utility customers. Consequently, fluctuations in the cost of gas sold do not affect gross margin or net income because revenues reflect comparable fluctuations through the purchased gas adjustment clauses. Compared to the third quarter of 2004, MidAmerican Energy’s average per-unit cost of gas sold increased 30.0%, resulting in a $33.6 million increase in cost of gas sold for the quarter. The remainder of the increase in cost of gas sold was due to the increase in sales volumes.

The following table summarizes the variance in gas operating revenues, including the impact of the fluctuation in the cost of gas sold. The variances in gas operating revenues other than the fluctuation in cost of gas sold have the same impact on gross margin.

Quarter Ended
September 30,
2005 vs. 2004
(In millions)
Change in cost of gas sold:
Cost per unit	$33.6
Sales volumes	29.5
Total	63.1
Weather	(0.5)
Other gas usage factors	0.9
Customer growth	0.4
Other	0.1
Total revenue variance	$64.0

Other gas usage factors, such as changes in individual customer usage patterns, increased gas margin, while warmer temperatures decreased gas margin. MidAmerican Energy's average number of gas retail customers increased 1.3% compared to the third quarter of 2004.

Regulated Operating Expenses

Maintenance expenses for the third quarter of 2005 decreased $3.0 million compared to the third quarter of 2004 due to a $4.4 million decrease in fossil fuel generating maintenance as a result of the timing of preventive maintenance. The decrease was partially offset by increases in distribution and general plant maintenance.

Depreciation and amortization expense for the third quarter of 2005 increased $5.5 million compared to the third quarter of 2004 in part due to a $3.5 million increase in regulatory expense related to a revenue sharing arrangement in Iowa due to improved Iowa electric equity returns. Refer to the “Utility Regulatory Matters” section for an explanation of the revenue sharing arrangement. Additionally, utility plant depreciation and amortization increased $2.2 million in part due to phase two of the Greater Des Moines Energy Center and the wind power facilities placed in service in December 2004.

Nonregulated Gross Margin

	Quarter
	Ended September 30,
	2005	2004
	(In millions)
MidAmerican Energy -
Nonregulated operating revenues	$72.8	$56.3
Less nonregulated cost of sales	68.0	48.4
Nonregulated gross margin	$4.8	$7.9

MidAmerican Funding Consolidated -
Nonregulated operating revenues	$74.5	$57.5
Less nonregulated cost of sales	68.4	48.7
Nonregulated gross margin	$6.1	$8.8

MidAmerican Energy’s nonregulated retail electric marketing services provide electric supply services to retail customers in Illinois, Ohio and Michigan. A 37.0% increase in nonregulated retail electric sales volumes combined with increases in the average revenue and cost per megawatt hour sold resulted in increases in related revenues and cost of sales totaling $16.0 million and $16.1 million, respectively.

MidAmerican Energy’s nonregulated retail gas marketing services operate in Iowa, Illinois, Ohio and South Dakota. MidAmerican Energy purchases gas from producers and third party marketers and sells it directly to large commercial end-users. In addition, MidAmerican Energy manages gas supplies for a number of smaller commercial end-users, which includes the sale of gas to these customers to meet their supply requirements. A 16.3% decrease in nonregulated retail gas sales volumes compared to the third quarter of 2004, offset partially by increases in the average revenue and cost per unit sold, resulted in decreases in related revenues and cost of sales of $3.4 million and $3.7 million, respectively. The decrease in nonregulated retail gas sales volumes was due in large part to the non-renewal of sales contracts as a result of a related regulatory issue in Illinois. Refer to “Rate Matters” for a discussion of the issue.

Gross margin on nonregulated wholesale gas sales decreased $3.1 million compared to the third quarter of 2004 due to the timing of net earnings and losses on gas transportation contracts.

Other Income and Expense

MidAmerican Energy -

As a regulated public utility, MidAmerican Energy is allowed to capitalize, and record as income, a cost of construction for equity funds used, based on guidelines set forth by the Federal Energy Regulatory Commission (“FERC”). Other income for the capitalized allowance on equity funds used during construction totaled $7.8 million and $5.2 million in the third quarter of 2005 and 2004, respectively. MidAmerican Energy expects to continue to record higher-than-normal income for the allowance on equity funds used during construction through 2007 while the announced generating facilities are constructed.

MidAmerican Funding -

Other expense for the third quarter of 2005 includes write-downs of MidAmerican Funding’s investments in commercial passenger aircraft, which it accounts for as leveraged leases. MidAmerican Funding’s evaluation of its investments in these aircraft resulted in write-downs totaling $14.0 million, or $8.8 million after-tax, in the third quarter of 2005. The write-downs reflect a continued deterioration in the airline industry, including the bankruptcy filings of two major carriers during the third quarter of 2005.

Fixed Charges

The increase in interest on long-term debt was due to interest on the $350.0 million of MidAmerican Energy long-term debt issued on October 1, 2004, offset partially by the maturity of higher rate debt in 2005. Other interest expense increased due to a higher balance of the Iowa revenue sharing liability. MidAmerican Energy is allowed to capitalize, and record as a reduction to fixed charges, a cost of construction for debt funds used, based on guidelines set forth by the FERC. Allowance for borrowed funds increased due to increased utility construction expenditures. MidAmerican Energy expects to continue to record higher-than-normal allowance for borrowed funds used during construction through 2007 while the announced generating facilities are constructed.

Income Taxes

In October 2004, federal law was enacted that extends the federal production tax credit for electricity produced by wind energy facilities placed in service prior to January 1, 2006. Accordingly, in 2005, MidAmerican Energy’s income taxes for the three months ended September 30, 2005, were reduced $4.4 million by the production tax credits related to energy produced by its wind power facilities.

State utility rate regulation in Iowa requires that the tax effect of certain timing differences be flowed through immediately to customers. Accordingly, amounts that would otherwise have been recognized in income tax expense have been included as changes in regulatory assets. This flow-through treatment of such timing differences impacts the effective tax rates from year to year.

Results of Operations for the Nine Months Ended September 30, 2005 and 2004

Earnings Overview

MidAmerican Energy’s earnings on common stock increased $11.3 million to $170.0 million for the first nine months of 2005 compared to $158.7 million for the first nine months of 2004. MidAmerican Funding’s net income increased $12.8 million to $148.5 million for the first nine months of 2005 compared to $135.7 million for the first nine months of 2004.

Following is a discussion of various factors that affected earnings. Explanations include management's best estimate of the impact of weather, customer growth and other factors.

Regulated Electric Gross Margin

	Nine Months
	Ended September 30,
	2005	2004

Gross margin (in millions):
Operating revenues	$1,127.4	$1,099.3
Less cost of fuel, energy and capacity	337.0	304.4
Electric gross margin	$790.4	$794.9

Sales (gigawatt-hours):
Residential	4,520	4,098
Small general service	3,114	2,980
Large general service	5,624	5,445
Other	1,098	1,031
Total retail	14,356	13,554
Wholesale	5,922	7,192
Total	20,278	20,746

Electric gross margin for the first nine months of 2005 decreased $4.5 million compared to the first nine months of 2004 due to a $39.7 million decrease in gross margin on wholesale sales primarily as a result of generation outages in the first quarter of 2005. The decrease in wholesale gross margin was substantially offset by a $15.2 million decrease in MidAmerican Energy’s cost of sales for electric capacity purchases, a $13.7 million increase in retail gross margin as a result of warmer weather in the third quarter of 2005 and customer growth, and a $5.5 million increase in transmission revenues.

Sales of energy to other utilities, municipalities and marketers inside and outside of MidAmerican Energy's delivery system are classified as wholesale. A change in the mix of higher-priced on-peak and lower-priced off-peak sales and a higher average cost of energy caused a decrease in the average electric wholesale margin per megawatt hour sold, reducing electric wholesale gross margin by $22.7 million compared to the first nine months of 2004. Additionally, a 17.7% decrease in wholesale sales volumes reduced electric wholesale gross margin by $17.0 million. The timing of planned generation outages, mainly for the Louisa Generating Station, and the loss of generating capacity at the OGS Unit No. 1, which experienced a failure of its step-up transformer on February 20, 2005, resulted in lost wholesale sales opportunities. OGS Unit No. 1 returned to service on May 3, 2005. An increase in electric retail sales also reduced the availability of competitively priced generation, contributing to the decrease in wholesale sales volumes.

Gross margin on electric retail sales increased $13.7 million, with electric retail sales volumes increasing 5.9% compared to the first nine months of 2004. The effect of temperature conditions during the first nine months of 2005 compared to the first nine months of 2004 resulted in a $31.7 million increase in electric retail gross margin. A 1.3% increase in the average number of retail customers improved electric retail gross margin by $9.8 million compared to the first nine months of 2004, while electricity usage factors not dependent on weather, such as changes in individual customer usage patterns, increased electric margin by $7.3 million. Revenues from the recovery of energy efficiency program costs increased $2.9 million compared to the first nine months of 2004. Changes in these revenues are substantially matched with corresponding changes in other operating expenses. An increase in fuel costs related to Iowa retail electric sales decreased electric retail gross margin by $37.1 million compared to the first nine months of 2004 due in part to the cost of replacement power as a result of the generating station outages mentioned above.

Regulated Gas Gross Margin

	Nine Months
	Ended September 30,
	2005	2004

Gross margin (in millions)
Operating revenues	$858.7	$684.4
Less cost of gas sold	699.6	526.7
Gas gross margin	$159.1	$157.7

Sales (000’s decatherms):
Residential	31,726	33,402
Small general service	15,547	16,013
Large general service	3,680	1,666
Other	37	236
Total retail	50,990	51,317
Wholesale	41,112	32,779
Total	92,102	84,096

Regulated gas revenues include purchased gas adjustment clauses through which MidAmerican Energy is allowed to recover the cost of gas sold from its retail gas utility customers. Consequently, fluctuations in the cost of gas sold do not affect gross margin or net income because revenues reflect comparable fluctuations through the purchased gas adjustment clauses. Compared to the first nine months of 2004, MidAmerican Energy’s average per-unit cost of gas sold increased 21.3%, resulting in a $122.7 million increase in cost of gas sold for the first nine months. The remainder of the increase in cost of gas sold was due to an increase in sales to wholesale customers.

The following table summarizes the variance in gas operating revenues, including the impact of the fluctuation in the cost of gas sold. The variances in gas operating revenues other than the fluctuation in cost of gas sold have the same impact on gross margin.

Nine Months
Ended September 30,
2005 vs. 2004
(In millions)
Change in cost of gas sold:
Cost per unit	$122.7
Sales volumes	50.2
Total	172.9
Weather	(3.3)
Other gas usage factors	(0.4)
Energy efficiency cost recoveries	2.1
Customer growth	2.5
Other	0.5
Total revenue variance	$174.3

The decrease in gas gross margin due to weather was the result of mild temperature conditions in the first nine months of 2005 compared to the first nine months in 2004. Other gas usage factors, such as changes in individual customer usage patterns and reaction to prices, also decreased gas margin. MidAmerican Energy's average number of gas retail customers increased 1.5% compared to the first nine months of 2004. Changes in energy efficiency revenues are substantially matched with corresponding changes in other operating expenses.

Regulated Operating Expenses

Other operating expenses increased $3.6 million compared to the first nine months of 2004 due to a $5.1 million increase in costs related to energy efficiency programs and a $3.4 million increase in distribution operations expense. These increases were partially offset by a $4.8 million decrease in postretirement benefit expense compared to the first nine months of 2004 due to the impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 and a plan amendment effective July 1, 2004. Increases in energy efficiency programs costs are substantially matched by increases in related electric and gas revenues.

Maintenance expenses for the first nine months of 2005 decreased $5.6 million compared to the first nine months of 2004 due principally to an $8.7 million decrease in fossil fuel generating maintenance, mostly as a result of additional preventive maintenance in 2004, and a $1.7 million increase in distribution maintenance.

Depreciation and amortization expense for the first nine months of 2005 decreased $7.5 million compared to the first nine months of 2004 due to a $13.5 million decrease in regulatory expense related to a revenue sharing arrangement in Iowa due to lower Iowa electric equity returns. Refer to the “Utility Regulatory Matters” section for an explanation of the revenue sharing arrangement. The decrease in regulatory expense was partially offset by a $6.6 million increase in utility plant depreciation due in part to phase two of the Greater Des Moines Energy Center and the wind power facilities placed in service in December 2004.

Nonregulated Gross Margin

	Nine Months
	Ended September 30,
	2005	2004
	(In millions)
MidAmerican Energy -
Nonregulated operating revenues	$209.2	$195.4
Less nonregulated cost of sales	188.1	170.9
Nonregulated gross margin	$21.1	$24.5

MidAmerican Funding Consolidated -
Nonregulated operating revenues	$213.2	$199.2
Less nonregulated cost of sales	189.1	171.9
Nonregulated gross margin	$24.1	$27.3

MidAmerican Energy’s nonregulated retail electric marketing services provide electric supply services to retail customers in Illinois, Ohio and Michigan. Increases in the average revenue and cost per megawatt hour sold combined with a 14.1% increase in nonregulated retail electric sales volumes resulted in increases in related revenues and cost of sales totaling $28.2 million and $29.1 million, respectively.

MidAmerican Energy’s nonregulated gas retail marketing services operate in Iowa, Illinois, Ohio and South Dakota. MidAmerican Energy purchases gas from producers and third party marketers and sells it directly to large commercial end-users. In addition, MidAmerican Energy manages gas supplies for a number of smaller commercial end-users, which includes the sale of gas to these customers to meet their supply requirements. A 26.8% decrease in nonregulated retail gas sales volumes compared to the first nine months of 2004, offset partially by increases in the revenue and cost per unit sold, resulted in decreases in related revenues and cost of sales of $12.8 million and $11.5 million, respectively. The decrease in nonregulated retail gas sales volumes was due in large part to the non-renewal of sales contracts as a result of a related regulatory issue in Illinois. Refer to “Rate Matters” for a discussion of the issue.

Gross margin on nonregulated wholesale gas sales decreased $2.3 million compared to the first nine months of 2004 due to the timing of net earnings and losses on gas transportation contracts.

These decreases in nonregulated gross margin were partially offset by increases in earnings from sharing arrangements related to MidAmerican Energy’s regulated natural gas operations.

Other Income and Expense

MidAmerican Energy -

As a regulated public utility, MidAmerican Energy is allowed to capitalize, and record as income, a cost of construction for equity funds used, based on guidelines set forth by the FERC. Other income for the capitalized allowance on equity funds used during construction totaled $17.7 million and $13.0 million in the first nine months of 2005 and 2004, respectively. MidAmerican Energy expects to continue to record higher-than-normal income for the allowance on equity funds used during construction through 2007 while the announced generating facilities are constructed.

MidAmerican Funding -

Other income for the first nine months of 2005 includes $9.9 million of gains from the sale of two non-strategic, passive investments. These gains were partially offset by a decrease in income from other alternative energy capital investments.

Other expense for the first nine months of 2005 includes write-downs of MidAmerican Funding’s investments in commercial passenger aircraft, which it accounts for as leveraged leases. MidAmerican Funding’s evaluation of its investments in these aircraft resulted in $15.8 million of pre-tax write-downs in the first nine months of 2005. The write-downs reflect a continued deterioration in the airline industry, including the bankruptcy filings of two major carriers during the third quarter of 2005.

Fixed Charges

The increase in interest on long-term debt was due to interest on the $350.0 million of MidAmerican Energy long-term debt issued on October 1, 2004, offset partially by maturities of higher rate debt in 2004 and 2005. Other interest expense increased due to a higher balance of the Iowa revenue sharing liability. MidAmerican Energy is allowed to capitalize, and record as a reduction to fixed charges, a cost of construction for debt funds used, based on guidelines set forth by the FERC. Allowance for borrowed funds increased due to increased utility construction expenditures. MidAmerican Energy expects to continue to record higher-than-normal allowance for borrowed funds used during construction through 2007 while the announced generating facilities are constructed.

Income Taxes

MidAmerican Energy -

In October 2004, federal law was enacted that extends the federal production tax credit for electricity produced by wind energy facilities placed in service prior to January 1, 2006. Accordingly, in 2005, MidAmerican Energy’s income taxes for the nine months ended September 30, 2005, were reduced $9.0 million by the production tax credits related to energy produced by its wind power facilities.

State utility rate regulation in Iowa requires that the tax effect of certain timing differences be flowed through immediately to customers. Accordingly, amounts that would otherwise have been recognized in income tax expense have been included as changes in regulatory assets. This flow-through treatment of such timing differences impacts the effective tax rates from year to year.

During the first quarter of 2004, MidAmerican Energy settled an income tax audit with the Internal Revenue Service and recorded as income a tax liability previously established for the settled issue, resulting in an $8.5 million reduction to MidAmerican Energy’s income tax expense for the first nine months of 2004.

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

As reflected on the Consolidated Statements of Cash Flows, MidAmerican Energy’s net cash provided by operating activities was $509.6 million and $495.1 million for the first nine months of 2005 and 2004, respectively. MidAmerican Funding’s net cash provided by operating activities was $467.9 million and $457.4 million for the first nine months of 2005 and 2004, respectively.

Utility Construction Expenditures

MidAmerican Energy’s primary need for capital is utility construction expenditures. For the first nine months of 2005, utility construction expenditures incurred totaled $535.9 million, including allowance for funds used during construction and Quad Cities Station nuclear fuel purchases. Utility construction expenditures include non-cash and accrued amounts, which include $29.0 million in the first nine months of 2005 for MidAmerican Energy’s share of deferred payments related to the Council Bluffs Energy Center Unit No. 4 (“CBEC Unit 4”) generation project. Under a contract with the general contractor on that project, MidAmerican Energy is allowed to defer payments, including the other owners’ shares, for up to $200.0 million of billed construction costs through the end of the project. Another non-cash expenditure included in utility construction expenditures relates to a computed cost of equity funds. As a regulated public utility, MidAmerican Energy is allowed to capitalize, and record as income, a cost of construction for equity funds used, based on guidelines set forth by the FERC.

Forecasted utility construction expenditures, including allowance for funds used during construction and completion of the wind power project discussed below, are $797 million for 2005. Capital expenditure needs are reviewed regularly by management and may change significantly as a result of such reviews. MidAmerican Energy expects to meet these capital expenditures with cash flows from operations and the issuance of long-term debt.

MidAmerican Energy anticipates a continuing increase in demand for electricity from its regulated customers. To meet anticipated demand and ensure adequate electric generation in its service territory, MidAmerican Energy is currently constructing CBEC Unit 4, a 790-MW (expected accreditation) super-critical-temperature, coal-fired facility, and a 360-MW (nameplate rating) wind power project in Iowa, of which 310 MW was in service as of September 30, 2005. The projects will provide service to regulated retail electricity customers. MidAmerican Energy has obtained regulatory approval to include the Iowa portion of the actual costs of the generation projects in its Iowa rate base as long as actual costs do not exceed the agreed caps that MidAmerican Energy has deemed to be reasonable. If the caps are exceeded, MidAmerican Energy has the right to demonstrate the prudence of the expenditures above the caps, subject to regulatory review. Wholesale sales may also be made from the projects to the extent the power is not immediately needed for regulated retail service. MidAmerican Energy expects to invest approximately $1.1 billion in the CBEC Unit 4 and wind generation projects, of which $622.0 million has been invested through September 30, 2005.

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

The wind power project currently under construction consists of wind power facilities located at two sites in north central Iowa totaling 360 MW (nameplate rating), including a 50-MW expansion of the original project. In December 2004, wind turbines totaling 160.5 MW were completed and in service, and in August and September 2005, wind turbines totaling 150.0 MW were placed in service. The remaining turbines are expected to be completed by the end of 2005. Generally speaking, accredited capacity ratings for wind power facilities are considerably less than the nameplate ratings due to the varying nature of wind. The current projected accredited capacity for the 360 MW of wind power facilities is approximately 61 MW. MidAmerican Energy will own and operate these facilities, which, including transmission facilities, are expected to cost approximately $386 million, excluding allowance for funds used during construction. On January 31, 2005, the IUB approved ratemaking principles related to the expansion of the wind power project. Refer to the “Rate Matters” discussion below for information regarding the rate aspects of related settlement agreements.

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

In conjunction with its risk management activities, MidAmerican Energy must meet credit quality standards as required by counterparties. MidAmerican Energy has energy trading agreements that, in accordance with industry practice, either specifically require it to maintain investment grade credit ratings or provide the right for counterparties to demand “adequate assurances” in the event of a material adverse change in MidAmerican Energy’s creditworthiness. If one or more of MidAmerican Energy’s credit ratings decline below investment grade, MidAmerican Energy may be required to post cash collateral, letters of credit or other similar credit support to facilitate ongoing wholesale marketing and trading activities. As of September 30, 2005, MidAmerican Energy’s estimated potential collateral requirements totaled approximately $165 million. MidAmerican Energy’s collateral requirements could fluctuate considerably due to seasonality, market price volatility, and a loss of key MidAmerican Energy generating facilities or other related factors.

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

The third settlement agreement was approved by the IUB on January 31, 2005, in conjunction with MidAmerican Energy’s proposed expansion of its wind power project by up to 90 MW. This settlement extended through 2011 MidAmerican Energy’s commitment not to seek a general increase in electric rates unless its Iowa jurisdictional electric return on equity falls below 10%. It also extended the revenue sharing mechanism through 2011, and the OCA agreed to commit not to seek any decrease in Iowa electric base rates to become effective before January 1, 2012. The total capacity to be added as the result of the wind expansion project is currently projected to be 50 MW.

The regulatory liabilities created by the three settlement agreements are recorded as a regulatory charge in depreciation and amortization expense when the liability is accrued. Additionally, interest expense is accrued on the portion of the regulatory liability balance recorded in prior years. The regulatory liabilities created for the years through 2010 are expected to be reduced as they are credited against plant in service associated with generating plant additions. As a result of the credit applied to generating plant balances from the reduction of the regulatory liabilities, future depreciation will be reduced. As of September 30, 2005 and December 31, 2004, the related regulatory liability reflected on the Consolidated Balance Sheets was $222.1 million and $181.2 million, respectively. The regulatory liability accrued for 2011, if any, will be credited to customer bills in 2012.

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

Illinois bundled electric rates are frozen until 2007, subject to certain exceptions allowing for increases, at which time bundled rates may be increased or decreased by the ICC. Illinois law provides that, through 2006, Illinois earnings above a computed level of return on common equity are to be shared equally between regulated retail electric customers and MidAmerican Energy. MidAmerican Energy’s computed level of return on common equity is based on a rolling two-year average of the Monthly Treasury Long-Term Average Rate, as published by the Federal Reserve System, plus a premium of 8.5% for 2000 through 2004 and a premium of 12.5% for 2005 and 2006. The two-year average above which sharing must occur for 2005 is 15.41%, which reflects a blend of the premiums for 2004 and 2005. The law allows MidAmerican Energy to mitigate the sharing of earnings above the threshold return on common equity through accelerated recovery of electric assets.

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

The Governor and Attorney General of Illinois have objected to proposals put forth by certain Illinois utilities regarding the use of a "reverse auction" process for procuring the wholesale electric power needed to serve their Illinois retail electric customers starting in 2007. The utilities impacted do not own generation assets. MidAmerican Energy presently owns sufficient generation resources to serve its Illinois customers and has a fuel adjustment clause mechanism to recover the cost of fuel and purchased energy. While the final outcome of the reverse auction issue cannot be predicted at this time, it is not expected to materially affect MidAmerican Energy's financial results.

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

On June 3, 2004, the FERC’s Division of Operational Investigations of the Office of Market Oversight and Investigations informed MidAmerican Energy that it was commencing an audit to determine whether and how MidAmerican Energy and its subsidiaries and affiliates are complying with (1) requirements of the standards of conduct and open access same-time information system of the FERC’s regulations, (2) codes of conduct, and (3) transmission practices. The FERC commenced several such audits of utilities in 2003 and 2004 and recently completed its audit of MidAmerican Energy. MidAmerican Energy has agreed to implement the recommendations of the FERC relative to its audit. Accordingly, MidAmerican Energy will build $9.2 million in previously unscheduled transmission system upgrades. That capital expenditure will be excluded from MidAmerican Energy’s rate base for six years during which time MidAmerican Energy will not earn a return on the transmission upgrades. In addition, MidAmerican Energy has agreed to accelerate $14.7 million of scheduled transmission system upgrades.

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

Electric Trading Developments

On July 13, 2004, the FERC issued an order requiring MidAmerican Energy to conduct a study to determine whether MidAmerican Energy or its affiliates possess generation market power. MidAmerican Energy is being required to show the absence of generation market power in order to be allowed to continue to sell wholesale electric power at market-based rates. The FERC order is intended to have MidAmerican Energy conform to what has become the FERC’s general practice for utilities given authorization to make wholesale market-based sales. Under this general practice, utilities authorized to make market-based electric sales must submit a new market power study to the FERC every three years. MidAmerican Energy filed the required study on October 29, 2004. On June 1, 2005, the FERC issued an order setting for investigation the reasonableness of MidAmerican Energy’s market-based rates within its control area. The order also terminated the previously established November 1, 2004, refund date and required market-based sales made by MidAmerican Energy within its control area beginning August 7, 2005, be subject to refund until the matter is resolved. The FERC also required MidAmerican Energy to file additional information by July 1, 2005, and August 1, 2005. In its August 1, 2005 filing, MidAmerican Energy filed a proposed cost-based sales tariff applicable to sales made within its control area to replace its market-based sales tariff. The FERC is currently reviewing the proposed tariff. MidAmerican Energy does not expect the outcome of this issue to have a material effect on its results of operations, financial position or cash flows.

The Energy Policy Act of 2005

On August 8, 2005, the Energy Policy Act of 2005 (“Energy Policy Act”) was signed into law. That law potentially impacts many segments of the energy industry. The law will result in the FERC issuing new regulations and regulatory decisions in areas such as electric system reliability, electric transmission expansion and pricing, regulation of utility holding companies, and enforcement authority. While most key decisions have yet to be issued, MidAmerican Energy currently does not believe that the Energy Policy Act will have a material impact on its results of operations, financial conditions or cash flows.

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

On February 16, 2005, the Kyoto Protocol became effective, requiring 35 developed countries to reduce greenhouse gas emissions by approximately 5% between 2008 and 2012. While the United States did not ratify the protocol, the ratification and implementation of its requirements in other countries has resulted in increased attention on the climate change issue in the United States. The Senate has adopted a “sense of the Senate” resolution that puts the Senate on record that Congress should enact a comprehensive and effective national program of mandatory, market-based limits and incentives on emissions of greenhouse gases that slow, stop, and reverse the growth of such emissions at a rate and in a manner that will not significantly harm the United States economy; and will encourage comparable action by other nations that are major trading partners and key contributors to global emissions. It is anticipated that the resolution may be further addressed in 2005.

The United States Circuit Court of Appeals for the District of Columbia dismissed a lawsuit on July 15, 2005, that sought to force the EPA to issue mandatory controls for carbon dioxide and other greenhouse gas emissions from new cars and trucks. While litigation was filed in the federal district court for the southern district of New York seeking to require reductions of carbon dioxide emissions from generating facilities of five large electric utilities, the court dismissed the public nuisance suit, holding that such critical issues affecting the United States such as greenhouse gas emissions reductions are not the domain of the court and should be resolved by the Executive Branch and the U.S. Congress. The judge’s ruling has been appealed to the Second Circuit Court of Appeals. While debate continues at the national level over the direction of domestic climate policy, several states are developing state-specific or regional legislative initiatives to reduce greenhouse gas emissions. The outcome of climate change litigation and federal and state initiatives cannot be determined at this time; however, adoption of stringent limits on greenhouse gas emissions could significantly impact MidAmerican Energy’s facilities and, therefore, its results of operations.

The EPA and the state environmental agencies have determined that contaminated wastes remaining at decommissioned manufactured gas plant facilities may pose a threat to the public health or the environment if such contaminants are in sufficient quantities and at such concentrations as to warrant remedial action.

MidAmerican Energy has evaluated all known properties that were, at one time, sites of gas manufacturing plants for which it may be a potentially responsible party. The purpose of these evaluations was to determine whether waste materials are present, whether the materials constitute an environmental or health risk, and whether MidAmerican Energy has any responsibility for remedial action. As of September 30, 2005, MidAmerican Energy has recorded a $4.8 million liability for these sites and a corresponding regulatory asset for future recovery through the regulatory process. Refer to Note (3)(c) of Notes to Consolidated Financial Statements in this Form 10-Q for further discussion of MidAmerican Energy’s environmental activities related to manufactured gas plant sites and cost recovery.

Although the timing of potential incurred costs and recovery of such costs in rates may affect the results of operations in individual periods, management believes that the outcome of these issues will not have a material adverse effect on MidAmerican Energy’s financial position, results of operations or cash flows.

Generating Capability

On July 20, 2005, retail customer usage of electricity caused a new record hourly peak demand of 4,040 MW on MidAmerican Energy’s electric system, 105 MW greater than the previous record set in August 2003. MidAmerican Energy is interconnected with Iowa and neighboring utilities and is party to an electric generation and transmission pooling agreement administered by the Mid-Continent Area Power Pool (“MAPP”). Each MAPP participant is required to maintain for emergency purposes a net generating capability reserve of at least 15% above its system peak demand. For the 2005 cooling season, MidAmerican Energy’s reserve was approximately 26% above its system peak demand.

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

MidAmerican Energy’s management of its exposure to market risk has not changed materially from December 31, 2004. The scope of its use of financial instruments for both hedging and proprietary trading purposes has also not changed materially from December 31, 2004. During the first nine months of 2005, market prices for natural gas have increased significantly. Accordingly, MidAmerican Energy has updated the fair values of its derivative instruments in the table below. Reference is made to MidAmerican Energy’s and MidAmerican Funding’s most recently filed Form 10-K, and in particular, Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2005, MidAmerican Energy held derivative instruments used for non-trading and trading purposes with the following fair values (in thousands):

	Maturity
	By	October 1, 2006-	After
	September 30,	September 30,	September 30,
Contract Type	2006	2008	2008	Total
Non-trading:
Regulated electric assets	$473	$158	$-	$631
Regulated electric (liabilities)	(26,524)	(5,376)	-	(31,900)
Regulated gas assets	97,062	-	-	97,062
Regulated gas (liabilities)	(589)	-	-	(589)
Interest rate (liabilities)	(2,839)	-	-	(2,839)
Nonregulated electric assets	3,869	-	-	3,869
Nonregulated electric (liabilities)	(1,817)	-	-	(1,817)
Nonregulated gas assets	15,235	5,954	163	21,352
Nonregulated gas (liabilities)	(18,389)	(5,970)	(58)	(24,417)
Total	66,481	(5,234)	105	61,352

Trading:
Nonregulated gas assets	1,508	-	-	1,508
Nonregulated gas (liabilities)	(1,602)	-	-	(1,602)
Nonregulated electric assets	747	-	-	747
Nonregulated electric (liabilities)	(723)	-	-	(723)
Total	(70)	-	-	(70)

Total MidAmerican Energy assets	$118,894	$6,112	$163	$125,169
Total MidAmerican Energy (liabilities)	$(52,483)	$(11,346)	$(58)	$(63,887)

Item 4.	Controls and Procedures.

With the supervision and participation of MidAmerican Funding’s and MidAmerican Energy’s management, including the respective persons acting as chief executive officer and chief financial officer, each company performed an evaluation regarding the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2005. Based on that evaluation, MidAmerican Funding’s and MidAmerican Energy’s management, including the respective persons acting as chief executive officer and chief financial officer, concluded that their respective disclosure controls and procedures were effective. There have been no changes during the quarter covered by this report in MidAmerican Funding’s or MidAmerican Energy’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

MidAmerican Energy is one of dozens of companies named as defendants in a January 20, 2004 consolidated class action lawsuit filed in the United States District Court for the Southern District of New York. The suit alleges that the defendants have engaged in unlawful manipulation of the prices of natural gas futures and options contracts traded on the New York Mercantile Exchange (“NYMEX”) during the period of January 1, 2000 to December 31, 2002. MidAmerican Energy is mentioned as a company that has engaged in wash trades on Enron Online (an electronic trading platform) that had the effect of distorting prices for gas trades on the NYMEX. The plaintiffs to the class action do not specify the amount of alleged damages. As discussed below, MidAmerican Energy has executed a settlement agreement with the plaintiffs.

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

On September 6, 2005, MidAmerican Energy and counsel for the plaintiffs executed a stipulation and agreement of settlement, which upon final approval by the court following notice to all class members, MidAmerican Energy will be dismissed from the lawsuit. MidAmerican Energy agreed to the settlement in order to avoid the expense and uncertainty associated with the ongoing litigation. If accepted by the court, the settlement will not have a material impact upon MidAmerican Energy.

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

MIDAMERICAN FUNDING, LLC
MIDAMERICAN ENERGY COMPANY
(Registrants)

Date: October 21, 2005	/s/ Patrick J. Goodman
Patrick J. Goodman
Vice President and Treasurer
of MidAmerican Funding, LLC
(principal financial and accounting officer)

/s/ Thomas B. Specketer
Thomas B. Specketer
Vice President and Controller
of MidAmerican Energy Company
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

MidAmerican Energy

12	Computation of Ratios of Earnings to Fixed Charges and Computation of Ratios of Earnings to Fixed Charges Plus Preferred Stock Dividend Requirements

15	Awareness Letter of Independent Registered Pubic Accounting Firm

31.1	Chief executive officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief financial officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief executive officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief financial officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

MidAmerican Funding

31.3	Chief executive officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Chief financial officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.3	Chief executive officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4	Chief financial officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002