Form 10-K
period 2005-12-31
MIDAMERICAN ENERGY CO; MIDAMERICAN FUNDING LLC
filed 2006-03-03
CIK 928576, 1098296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

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

(Title of each Class)

Indicate by check mark if either registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if either registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

MidAmerican Funding, LLC	Yes ☒ No ☐	MidAmerican Energy Company	Yes ☐ No ☒

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

MidAmerican Funding, LLC	Yes ☐ No ☒	MidAmerican Energy Company	Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, or non-accelerated filers. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether either registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

All of the member’s equity of MidAmerican Funding, LLC is held by its parent company, MidAmerican Energy Holdings Company, as of February 15, 2006.

All common stock of MidAmerican Energy Company is held by its parent company, MHC Inc., which is a direct, wholly owned subsidiary of MidAmerican Funding, LLC. As of February 15, 2006, 70,980,203 shares of MidAmerican Energy Company common stock, without par value, were outstanding.

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

MidAmerican Funding, LLC (“MidAmerican Funding”), which was formed on March 12, 1999, is an Iowa limited liability company whose sole member is MidAmerican Energy Holdings Company (“MidAmerican Energy Holdings”). MidAmerican Funding owns all of the outstanding common stock of MHC Inc. (“MHC”), which owns all of the common stock of MidAmerican Energy Company (“MidAmerican Energy”); InterCoast Capital Company (“InterCoast Capital”); Midwest Capital Group, Inc. (“Midwest Capital”); MidAmerican Services Company (“MidAmerican Services”); and MEC Construction Services Co. (“MEC Construction”). MidAmerican Energy is a public utility company headquartered in Des Moines, Iowa, and incorporated in the state of Iowa. MHC, MidAmerican Funding and MidAmerican Energy Holdings are public utility holding companies headquartered in Des Moines, Iowa.

On February 9, 2006, following the effective date of the repeal of the Public Utility Holding Company Act of 1935, Berkshire Hathaway Inc. converted its 41.3 million shares of MidAmerican Energy Holdings’ no par zero-coupon convertible preferred stock into an equal number of shares of MidAmerican Energy Holdings’ common stock. As a result of the conversion, Berkshire Hathaway Inc. presently owns 83.4% (80.5% on a diluted basis) of the common stock of MidAmerican Energy Holdings and will consolidate MidAmerican Energy Holdings in its financial statements as a majority-owned subsidiary. Following the conversion, Walter Scott, Jr., David L. Sokol and Gregory E. Abel are the minority owners of MidAmerican Energy Holdings.

FORWARD-LOOKING STATEMENTS

This report contains statements that do not directly or exclusively relate to historical facts. Such statements are ‘‘forward-looking statements’’ within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can typically be identified by the use of forward-looking words, such as ‘‘may,’’ ‘‘will,’’ ‘‘could,’’ ‘‘project,’’ ‘‘believe,’’ ‘‘anticipate,’’ ‘‘expect,’’ ‘‘estimate,’’ ‘‘continue,’’ ‘‘potential,’’ ‘‘plan,’’ ‘‘forecast,’’ and similar terms. These statements are based upon MidAmerican Funding’s and/or MidAmerican Energy’s intentions, plans, expectations and beliefs and are subject to risks, uncertainties and other important factors. Many of these factors are outside the control of MidAmerican Funding or MidAmerican Energy and could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include, among others:

•	general economic and business conditions in the United States as a whole and in the midwestern United States and MidAmerican Energy’s service territory in particular;

•	the financial condition and creditworthiness of their significant customers and suppliers;

•	governmental, statutory, legislative, regulatory or administrative initiatives proceedings or decisions, including those relating to the recently enacted Energy Policy Act of 2005;

•	weather effects on sales and revenues;

•	changes in expected customer growth or usage of electricity or gas;

•	economic or industry trends that could impact electricity or gas usage;

•	increased competition in the power generation, electric or gas industries;

•	fuel, fuel transportation and power costs and availability;

•	changes in business strategy, development plans or customer or vendor relationships;

•	availability, term and deployment of capital;

•	availability of qualified personnel;

•	unscheduled generation outages or repairs;

•	risks relating to nuclear generation;

•
financial or regulatory accounting principles or policies imposed by the Public Company Accounting Oversight Board, the Financial Accounting Standards Board, the Securities and Exchange Commission (“SEC”), the Federal Energy Regulatory Commission and similar entities with regulatory oversight;

•
changes in, and compliance with, environmental laws, regulations, decisions and policies that could increase operating and capital improvement costs or affect plant output and/or delay plant construction;

•	other risks or unforeseen events, including wars, the effects of terrorism, embargoes and other catastrophic events; and

•	other business or investment considerations that may be disclosed from time to time in MidAmerican Funding’s or MidAmerican Energy’s SEC filings or in other publicly disseminated written documents.

Further details of potential risks and uncertainties affecting MidAmerican Energy or MidAmerican Funding are described in their filings with the SEC, including Item 1A. Risk Factors and other discussions contained in this Form 10-K. MidAmerican Funding and MidAmerican Energy undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors should not be construed as exclusive.

MIDAMERICAN FUNDING AND MHC

MidAmerican Funding conducts no business other than activities related to the issuance of its debt securities and the ownership of MHC.

MHC conducts no business other than the ownership of its subsidiaries. MHC’s interests include 100% of the common stock of MidAmerican Energy, InterCoast Capital, Midwest Capital, MidAmerican Services and MEC Construction. MidAmerican Energy, which accounts for the predominant part of MHC’s assets and earnings, is primarily engaged in the business of generating, transmitting, distributing and selling electric energy and in distributing, selling and transporting natural gas. Substantially all of MidAmerican Funding’s operating revenues are from MidAmerican Energy. Financial information on MidAmerican Funding’s segments of business is included in Note (10) of Notes to Consolidated Financial Statements in Item 8.

MidAmerican Funding and its subsidiaries had 3,718 employees as of December 31, 2005.

MIDAMERICAN ENERGY

MidAmerican Energy is a public utility company headquartered in Iowa with $5.9 billion of assets as of December 31, 2005, and operating revenues for 2005 totaling $3.2 billion. MidAmerican Energy is principally engaged in the business of generating, transmitting, distributing and selling electric energy and in distributing, selling and transporting natural gas. MidAmerican Energy distributes electricity at retail in Council Bluffs, Des Moines, Fort Dodge, Iowa City, Sioux City and Waterloo, Iowa; the Quad Cities (Davenport and Bettendorf, Iowa and Rock Island, Moline and East Moline, Illinois); and a number of adjacent communities and areas. It also distributes natural gas at retail in Cedar Rapids, Des Moines, Fort Dodge, Iowa City, Sioux City and Waterloo, Iowa; the Quad Cities; Sioux Falls, South Dakota; and a number of adjacent communities and areas. Additionally, MidAmerican Energy transports natural gas through its distribution system for a number of end-use customers who have independently secured their supply of natural gas. As of December 31, 2005, MidAmerican Energy had approximately 706,000 regulated retail electric customers and 688,000 regulated retail and transportation natural gas customers.

In addition to retail sales and natural gas transportation, MidAmerican Energy sells electric energy and natural gas to other utilities, marketers and municipalities. These sales are referred to as wholesale sales.

MidAmerican Energy's regulated electric and gas operations are conducted under franchise agreements, certificates, permits and licenses obtained from state and local authorities. The franchise agreements, with various expiration dates, are typically for 25-year terms.

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

MidAmerican Energy also conducts a number of nonregulated business activities. Refer to the “Nonregulated Operations” section later of Item I for further discussion.

Financial information on MidAmerican Energy's segments of business is included in Note (10) of Notes to Consolidated Financial Statements in Item 8.

MidAmerican Energy’s regulated gas revenues include purchased gas adjustment clauses through which MidAmerican Energy is allowed to recover the cost of gas sold from its retail gas utility customers. Accordingly, fluctuations in the cost of gas can significantly affect gas revenues and the percent of revenues from its business activities. For the years ended December 31, MidAmerican Energy derived its gross operating revenues from the following business activities.

	Gross Operating Revenues
	By Business Activity
	2005	2004	2003

Regulated electric	47.9%	52.7%	53.9%
Regulated gas	41.8	37.5	36.5
Nonregulated	10.3	9.8	9.6
	100.0%	100.0%	100.0%

At December 31, 2005, MidAmerican Energy had 3,704 employees, of which 1,801 were covered by union contracts. MidAmerican Energy has five separate contracts with locals of the International Brotherhood of Electrical Workers (“IBEW”), the United Association of Plumbers and Pipefitters and the United Paper Workers International Union. One contract with IBEW locals 109 and 499 expires February 28, 2006, and covers 1,721 employee members. On February 10, 2006, the contract terms with locals 109 and 499 were extended through April 30, 2006, and the parties agreed to a 30-day notice of strike or lockout.

REGULATED ELECTRIC OPERATIONS

The following tables present historical regulated electric sales data related to customer class and jurisdictions.

	Total Regulated Electric Sales
	By Customer Class
	2005	2004	2003

Residential	21.3%	19.6%	19.4%
Small general service (1)	15.0	14.5	14.0
Large general service (2)	27.9	26.7	25.4
Wholesale (3)	30.5	34.2	36.4
Other	5.3	5.0	4.8
	100.0%	100.0%	100.0%

(1)	Small general service generally includes commercial and industrial customers with a demand of 200 kilowatts or less.

(2)	Large general service generally includes commercial and industrial customers with a demand of more than 200 kilowatts.

(3)	Wholesale generally includes other utilities, marketers and municipalities to whom electric energy is sold at wholesale for resale to ultimate customers.

	Regulated Retail Electric Sales By State
	2005	2004	2003

Iowa	89.0%	88.7%	88.8%
Illinois	10.1	10.3	10.4
South Dakota	0.9	1.0	0.8
	100.0%	100.0%	100.0%

There are seasonal variations in MidAmerican Energy's electric business that are principally related to the use of electricity for air conditioning. In general, 35-40% of MidAmerican Energy's regulated electric revenues are reported in the months of June, July, August and September.

The annual hourly peak demand on MidAmerican Energy’s electric system usually occurs as a result of air conditioning use during the cooling season. On July 20, 2005, retail customer usage of electricity caused a new record hourly peak demand of 4,040 megawatts (“MW”) on MidAmerican Energy’s electric system, an increase of 105 MW from the previous record of 3,935 MW set in August 2003.

MidAmerican Energy's total accredited net generating capability in the summer of 2005 was 5,098 MW. Accredited net generating capability represents the amount of generation available to meet the requirements on MidAmerican Energy’s system and consists of MidAmerican Energy-owned generation and the net amount of capacity purchases and sales. Accredited capacity may vary from the nameplate capacity ratings, particularly for wind turbines whose output is dependent upon wind levels at any given time. Additionally, the actual amount of generating capacity available at any time may be less than the accredited capacity due to regulatory restrictions, transmission constraints, fuel restrictions and generating units being temporarily out of service for inspection, maintenance, refueling, modifications or other reasons.

The following table details accredited generating capacity of MidAmerican Energy, along with participation purchases and sales, net, for summer 2005 accreditation.

	Company's
	Share of
	Accredited
	Generating	Percent	Energy	Year In
Plant	Capability (MW)	Ownership	Source	Service
Steam electric generating plants:
Council Bluffs Energy Center
Unit No. 1	45	100.0%	Coal	1954
Unit No. 2	88	100.0	Coal	1958
Unit No. 3	546	79.1	Coal	1978
Neal Energy Center
Unit No. 1	135	100.0	Coal	1964
Unit No. 2	300	100.0	Coal	1972
Unit No. 3	371	72.0	Coal	1975
Unit No. 4	261	40.6	Coal	1979
Louisa Generating Station	616	88.0	Coal	1983
Ottumwa Generating Station	350	52.0	Coal	1981
Riverside Generating Station
Unit No. 3	5	100.0	Coal	1925
Unit No. 5	130	100.0	Coal	1961
	2,847
Combined cycle:
Greater Des Moines - 3 units	491	100.0	Gas	2003-04

Combustion turbines:
Coralville - 4 units	64	100.0	Gas/Oil	1970
Electrifarm - 3 units	200	100.0	Gas/Oil	1975-78
Moline - 4 units	64	100.0	Gas/Oil	1970
Parr - 2 units	32	100.0	Gas/Oil	1969
Pleasant Hill - 3 units	163	100.0	Gas/Oil	1990-94
River Hills - 8 units	120	100.0	Gas/Oil	1966-67
Sycamore - 2 units	149	100.0	Gas/Oil	1974
	792
Nuclear: Quad Cities Station
Unit No. 1	218	25.0	Nuclear	1972
Unit No. 2	219	25.0	Nuclear	1972
	437

Wind: Intrepid	33	100.0	Wind	2004-05

Hydro: Moline - 4 units	3	100.0	Water	1970

Portable power modules - 28 units	56	100.0	Oil	2000

Accredited generating capacity	4,659

Participation purchases and (sales), net
Purchases	694
Sales	(255)
	439
Accredited net generating capability	5,098

In  2005, MidAmerican Energy completed construction of its 360.5-MW (nameplate rating) wind power project that consists of facilities located at two sites in north central Iowa. As of December 31, 2004, wind turbines totaling 160.5 MW at the Intrepid site were completed and in service, and in the third quarter 2005, wind turbines totaling 150.0 MW at the Century site were placed in service. The remaining 50.0 MW of wind turbines were completed in December 2005, of which 35.0 MW are located at the Century site and 15.0 MW are at the Intrepid site. Generally speaking, accredited capacity ratings for wind power facilities are considerably less than the nameplate ratings due to the varying nature of wind. The current total projected accredited capacity for these wind power facilities is approximately 61 MW. MidAmerican Energy owns and operates these facilities. On December 16, 2005, MidAmerican Energy made a filing with the Iowa Utilities Board (“IUB”) for approval to add up to 545 MW (nameplate rating) of wind generation capacity in Iowa. Refer to the “Utility Construction Expenditures” section of Item 7 for information.

MidAmerican Energy is currently constructing Council Bluffs Energy Center Unit No. 4 (“CBEC Unit 4”), a 790-MW (based on expected accreditation) super-critical-temperature, low-sulfur coal-fired generating plant. MidAmerican Energy will operate the plant and hold an undivided ownership interest as a tenant in common with the other owners of the plant. MidAmerican Energy's current ownership interest is 60.67%, equating to 479 MW of output. Municipal, cooperative and public power utilities will own the remainder, which is a typical ownership arrangement for large base-load plants in Iowa. The facility will provide service to regulated retail electricity customers. Wholesale sales may also be made from the project to the extent the power is not immediately needed for regulated retail service. MidAmerican Energy has obtained regulatory approval to include the Iowa portion of the actual cost of the generation project in its Iowa rate base as long as the actual cost does not exceed the agreed cap that MidAmerican Energy has deemed to be reasonable. If the cap is exceeded, MidAmerican Energy has the right to demonstrate the prudence of the expenditures above the cap, subject to regulatory review. MidAmerican Energy expects to invest approximately $737 million in CBEC Unit 4, including transmission facilities and excluding allowance for funds used during construction. Through December 31, 2005, MidAmerican Energy has invested $502.0 million in the project, including $121.3 million for MidAmerican Energy’s share of deferred payments allowed by the construction contract.

MidAmerican Energy is interconnected with Iowa utilities and utilities in neighboring states. MidAmerican Energy is also a party to an electric generation reserve sharing pool and regional transmission group administered by the Mid-Continent Area Power Pool (“MAPP”). The MAPP is a voluntary association of electric utilities doing business in Minnesota, Nebraska, North Dakota and the Canadian provinces of Saskatchewan and Manitoba and portions of Iowa, Montana, South Dakota and Wisconsin. Its membership also includes power marketers, regulatory agencies and independent power producers. The MAPP performs functions including administration of its short-term regional Open-Access Transmission Tariff, coordination of regional planning and operations, and operation of the generation reserve sharing pool.

Each MAPP generation reserve participant is required to maintain for emergency purposes a net generating capability reserve of at least 15% above its system peak demand on a 12-month rolling basis. MidAmerican Energy’s reserve margin at peak demand for 2005 was approximately 26%. MidAmerican Energy believes it has adequate electric capacity reserve through 2009, including capacity provided by the generating projects discussed above. However, significantly higher-than-normal temperatures during the cooling season could cause MidAmerican Energy’s reserve to fall below the 15% minimum. If MidAmerican Energy fails to maintain the required minimum reserve, significant penalties could be contractually imposed by the MAPP.

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

Energy Supply for Electric Operations

MidAmerican Energy’s total energy supplied to retail and wholesale electric customers was from the following sources:

	2005	2004	2003

MidAmerican Energy-owned generation	78.9%	76.5%	77.9%
Energy purchased under long-term contracts	7.9	12.6	11.5
Energy purchased - other	13.2	10.9	10.6
	100.0%	100.0%	100.0%

Sources of fuel for energy supplied by MidAmerican Energy-owned electric generation were as follows for the years ended December 31:

	2005	2004	2003

Coal	79.3%	84.2%	83.9%
Nuclear	14.7	14.8	15.5
Wind	2.7	-	-
Gas	3.2	0.9	0.5
Oil/Hydro	0.1	0.1	0.1
	100.0%	100.0%	100.0%

MidAmerican Energy is exposed to fluctuations in energy costs relating to retail sales in Iowa as it does not have an energy adjustment clause. Under its Illinois and South Dakota electric tariffs, MidAmerican Energy is allowed to recover fluctuations in the cost of all fuels and purchased energy used for retail electric generation through a fuel cost adjustment clause.

All of the coal-fired generating stations operated by MidAmerican Energy are fueled by low-sulfur, western coal from the Powder River Basin. MidAmerican Energy’s coal supply portfolio includes multiple suppliers and mines under agreements of varying terms and quantities. MidAmerican Energy typically has one to two years of coal supply under contract and regularly monitors the western coal market, looking for opportunities to enhance its coal supply portfolio. Operational delays in rail transportation out of the Powder River Basin during 2005 resulted in the reduction of coal inventories to suboptimum levels at December 31, 2005. MidAmerican Energy believes the transportation issues are temporary and that its coal inventories will be restored to preferred levels by mid-2007. Additional information regarding MidAmerican Energy’s coal supply contracts is included in Note (4)(e) of Notes to Consolidated Financial Statements in Item 8.

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

Approximately one-third of the nuclear fuel assemblies in the core at Quad Cities Station Units 1 and 2 are replaced every 24 months. MidAmerican Energy has been advised by Exelon Generation that its uranium requirements for Quad Cities Station through 2008 and part of the requirements through 2011 can be met under existing supplies or commitments. Additionally, under existing supplies and commitments, uranium conversion requirements can be met through 2009 and part of 2010 and enrichment requirements can be met through 2011. Commitments for fuel fabrication have been obtained for the next four reloads, or eight years. MidAmerican Energy has been advised by Exelon Generation that it does not anticipate that it will have difficulty in contracting for uranium, conversion, enrichment or fabrication of nuclear fuel needed to operate Quad Cities Station.

REGULATED NATURAL GAS OPERATIONS

MidAmerican Energy is engaged in the procurement, transportation, storage and distribution of natural gas for customers in the Midwest. MidAmerican Energy purchases natural gas from various suppliers, transports it from the production areas to MidAmerican Energy’s service territory under contracts with interstate pipelines, stores it in various storage facilities to manage fluctuations in system demand and seasonal pricing, and distributes it to customers through MidAmerican Energy’s distribution system.

MidAmerican Energy sells natural gas and transportation services to end-use, or retail, customers and natural gas to other utilities, marketers and municipalities. MidAmerican Energy also transports through its distribution system natural gas purchased independently by a number of end-use customers. During 2005, 46% of total gas delivered through MidAmerican Energy’s system for end-use customers was under gas transportation service.

There are seasonal variations in MidAmerican Energy’s gas business that are principally due to the use of natural gas for heating. In general, 45-55% of MidAmerican Energy’s regulated gas revenues are reported in the months of January, February, March, and December.

The following tables present historical regulated gas sales data, excluding transportation throughput, related to customer class and jurisdictions.

	Total Regulated Gas Sales
	By Customer Class
	2005	2004	2003

Residential	37.5%	40.0%	44.1%
Small general service (1)	18.2	19.6	21.0
Large general service (1)	4.1	2.2	1.9
Wholesale (2)	40.2	38.0	32.7
Other	-	0.2	0.3
	100.0%	100.0%	100.0%

(1)
Small and large general service customers are classified primarily based on the nature of their business and gas usage. Small general service customers are business customers whose gas usage is principally for heating. Large general service customers are business customers whose principal gas usage is for their manufacturing processes.

(2)	Wholesale generally includes other utilities, marketers and municipalities to whom natural gas is sold at wholesale for eventual resale to end-use customers.

	Regulated Retail Gas Sales By State
	2005	2004	2003

Iowa	77.4%	77.7%	77.9%
South Dakota	11.7	11.5	11.3
Illinois	10.0	9.9	10.0
Nebraska	0.9	0.9	0.8
	100.0%	100.0%	100.0%

Fuel Supply and Capacity

MidAmerican Energy purchases gas supplies from producers and third party marketers. To enhance system reliability, a geographically diverse supply portfolio with varying terms and contract conditions is utilized for the gas supplies. MidAmerican Energy attempts to optimize the value of its regulated assets by engaging in sales for resale transactions. IUB and South Dakota Public Utilities Commission (“SDPUC”) rulings have allowed MidAmerican Energy to retain 50% of the respective jurisdictional margins earned on wholesales sales of natural gas, with the remaining 50% being returned to customers through the purchased gas adjustment clauses discussed below.

MidAmerican Energy has rights to firm pipeline capacity to transport gas to its service territory through direct interconnects to the pipeline systems of Northern Natural Gas Company (an affiliate company), Natural Gas Pipeline Company of America, Northern Border Pipeline Company and ANR Pipeline Company. At times, the capacity available through MidAmerican Energy’s firm capacity portfolio may exceed the demand on MidAmerican Energy’s distribution system. Firm capacity in excess of MidAmerican Energy’s system needs can be resold to other companies to achieve optimum use of the available capacity. Past IUB and SDPUC rulings have allowed MidAmerican Energy to retain 30% of the respective jurisdictional margins earned on the resold capacity, with the remaining 70% being returned to customers through the purchased gas adjustment clauses.

MidAmerican Energy is allowed to recover its cost of gas from all of its regulated gas customers through purchased gas adjustment clauses. Accordingly, as long as MidAmerican Energy is prudent in its procurement practices, MidAmerican Energy’s regulated gas customers retain the risk associated with the market price of gas. MidAmerican Energy uses several strategies to reduce the market price risk for its gas customers, including the use of storage gas and peak shaving facilities, sharing arrangements to share savings and costs with customers, and short-term and long-term financial and physical gas purchase agreements.

MidAmerican Energy utilizes leased gas storage to meet peak day requirements and to manage the daily changes in demand due to changes in weather. The storage gas is typically replaced during off-peak months when the demand for gas is historically lower than during the heating season. In addition, MidAmerican Energy also utilizes three liquefied natural gas plants and two propane-air plants to meet peak day demands in the winter. The storage and peak shaving facilities reduce MidAmerican Energy's dependence on gas purchases during the volatile winter heating season. MidAmerican Energy can deliver approximately 50% of its design day sales requirements from its storage and peak shaving supply sources.

In 1995, the IUB gave initial approval of MidAmerican Energy’s Incentive Gas Supply Procurement Program. In November 2004, the IUB extended the program through October 31, 2006. Under the program, as amended, MidAmerican Energy is required to file with the IUB every six months a comparison of its gas procurement costs to a reference price. If MidAmerican Energy’s cost of gas for the period is less or greater than an established tolerance band around the reference price, then MidAmerican Energy shares a portion of the savings or costs with customers. A similar program is currently in effect in South Dakota through October 31, 2010. Since the implementation of the program, MidAmerican Energy has successfully achieved and shared savings with its natural gas customers. Refer to the “Nonregulated Operations” section for additional information.

On February 2, 1996, MidAmerican Energy had its highest peak-day delivery of 1,143,026 decatherms (“Dths”). This peak-day delivery consisted of approximately 88% traditional sales service and 12% transportation service of customer-owned gas. As of March 1, 2006, MidAmerican Energy’s 2005/2006 winter heating season peak-day delivery of 1,004,109 Dths was reached on February 17, 2006. This peak-day delivery included 74% traditional sales service and 26% transportation service.

The supply sources utilized by MidAmerican Energy to meet its 2005/2006 winter heating season peak-day deliveries to its traditional sales service customers were:

	Thousands	Percent
	of	of
	Dths	Total

Leased storage and peak shaving plants	211.1	28.4%
Firm supply	533.0	71.6
	744.1	100.0%

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

NONREGULATED OPERATIONS

MidAmerican Energy’s nonregulated operations include a variety of activities outside of the traditional regulated electric and gas services.

Historical gross margins, or revenues less related cost of sales, for MidAmerican Energy’s nonregulated operations are shown below (in millions):

	2005	2004	2003

Nonregulated electric	$12.9	$16.8	$15.0
Nonregulated gas	7.5	7.2	7.9
Income sharing arrangements under regulated gas tariffs	5.6	3.7	5.0
Incentive gas supply procurement program award	3.4	2.4	3.7
Other	4.1	3.0	3.1
	$33.5	$33.1	$34.7

Nonregulated electric includes nonregulated retail and wholesale operations. MidAmerican Energy’s nonregulated retail electric marketing services provide electric supply services to retail customers in Illinois, Ohio and, beginning in September 2004, Michigan. Nonregulated wholesale operations buy from, and sell to, other utilities and marketers.

Nonregulated gas consists primarily of nonregulated retail gas operations. MidAmerican Energy’s nonregulated retail gas marketing services operate in Iowa, Illinois, Michigan, Ohio and South Dakota. MidAmerican Energy purchases gas from producers and third party marketers and sells it directly to large commercial end-users. In addition, MidAmerican Energy manages gas supplies for a number of smaller commercial end-users, which includes the sale of gas to these customers to meet their supply requirements. MidAmerican Energy’s wholesale gas consists of nonregulated wholesale natural gas marketing operations through which it buys from, and sells to, other utilities and marketers.

Nonregulated operations also include earnings from sharing arrangements under applicable state regulations and tariffs filed with the IUB and the SDPUC, for MidAmerican Energy’s regulated natural gas operations. Under these arrangements, MidAmerican Energy is allowed to keep a portion of the benefits of gas sales for resale and capacity release transactions. MidAmerican Energy also has an Incentive Gas Supply Procurement Program, under which it can receive awards for successful performance of gas supply procurement. Refer to the preceding “Regulated Natural Gas Operations” section of Item 1 for further discussion of the sharing arrangements and the gas procurement program.

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

MidAmerican Energy is regulated by the IUB as to retail rates, services, construction of utility property and in other respects as provided by the laws of Iowa. MidAmerican Energy is regulated by the Illinois Commerce Commission (“ICC”), as to bundled retail rates, unbundled delivery services, services that have not been declared to be competitive, aspects of competitive gas sales in Illinois, issuance of securities, affiliate transactions, construction, acquisition and sale of utility property, acquisition and sale of securities and in other respects as provided by the laws of Illinois. MidAmerican Energy is also subject to regulation by the SDPUC as to electric and gas retail rates and service as provided by the laws of South Dakota.

Rate Regulation

In accordance with a series of electric settlement agreements between MidAmerican Energy, the Iowa Office of Consumer Advocate (“OCA”) and other intervenors approved by the IUB in 2001, 2003 and 2005, MidAmerican Energy has agreed not to seek a general increase in electric rates to become effective prior to January 1, 2012 unless its Iowa jurisdictional electric return on equity in any year falls below 10%. Prior to filing for a general increase in electric rates, MidAmerican Energy is required to conduct 30 days of good faith negotiations with the signatories to the settlement agreements to attempt to avoid a general increase in rates. As a party to the settlement agreements, the OCA has agreed not to seek any decrease in MidAmerican Energy’s Iowa electric rates prior to January 1, 2012. The settlement agreements specifically allow the IUB to approve or order electric rate design or cost of service rate changes that could result in changes to rates for specific customers as long as such changes do not result in an overall increase in revenues for MidAmerican Energy. Additionally, under the incentive regulation aspects of the settlements, earnings exceeding a return on equity of 12% through December 31, 2005, and 11.75% for January 1, 2006 through December 31, 2011, are recorded as a regulatory liability and shared with customers. On December 16, 2005, MidAmerican Energy filed with the IUB a settlement agreement between MidAmerican Energy and the OCA regarding ratemaking principles for up to 545 MW of additional wind generation capacity in Iowa that would extend through 2012 both MidAmerican Energy's commitment not to seek a general increase in electric rates and the revenue sharing mechanism with ratepayers. See Note (5) of Notes to Consolidated Financial Statements in Item 8 for additional discussion of these settlements.

Under Iowa law, there are two options for temporary collection of higher rates following the filing of a request for a rate increase. Collection can begin, subject to refund, either within 10 days of filing, without IUB review, or 90 days after filing, with approval by the IUB. If the 10-day option is selected, Iowa law provides that if the utility is required to make refunds, the refunds may be based on overpayments made by each customer class, group or rate zone of the difference between final rates and the rates that would have been collected if temporary rates had been based upon prior regulatory principles. If the 90-day option is selected, Iowa law provides that the IUB shall prescribe the manner of refunding the difference between final rates and the rates based on prior ratemaking principles and a rate of return on common equity previously approved by the IUB. In either case, if the IUB has not issued a final order within ten months after the filing date, the temporary rates become final and any difference between the requested rate increase and the temporary rates may then be collected subject to refund until receipt of a final order. Exceptions to the ten-month limitation provide for extensions due to a utility's lack of due diligence in the rate proceeding, judicial appeals and situations involving new generating units being placed in service. MidAmerican Energy's cost of gas is collected in its Iowa gas rates through the Iowa Uniform Purchased Gas Adjustment Clause, which is updated monthly to reflect changes in actual costs.

South Dakota law authorizes the SDPUC to suspend new rates for up to six months during the pendency of rate proceedings; however, the rates are permitted to be implemented after six months subject to refund pending a final order in the proceeding.

Under Illinois law, new rates may become effective 45 days after filing with the ICC, or on such earlier date as the ICC may approve, subject to its authority to suspend the proposed new rates, subject to hearing, for a period not to exceed approximately eleven months after filing. Under Illinois electric tariffs, MidAmerican Energy's Fuel Cost Adjustment Clause reflects changes in the cost of all fuels used for retail electric generation, including certain fuel transportation costs, nuclear fuel disposition costs and the cost of energy purchased from other utilities. MidAmerican Energy's cost of gas is reflected in its Illinois gas rates through the Illinois Uniform Purchased Gas Adjustment Clause. Both of the adjustment clauses are updated on a monthly basis to reflect changes in actual costs.

In December 1997, Illinois enacted a law to restructure Illinois’ electric utility industry. The law changed how and what electric services are regulated by the ICC and transitions portions of the traditional electric services to a competitive environment. In general for the transition period that extends through 2006, the law allows for certain limits on the ICC’s regulatory authority over a utility’s generation and also relaxes its regulatory authority over many corporate transactions, such as the transfer of generation assets to affiliates. Special authority and limitations of authority apply during the transition to a competitive marketplace. Also, the law permits utilities to eliminate their fuel adjustment clauses and incorporates provisions by which earnings in excess of allowed amounts are either partially refunded to customers or are used to accelerate a company's asset recovery. Electric rates in Illinois are frozen until January 1, 2007, subject to certain exceptions allowing for increases, at which time bundled rates are subject to cost-based ratemaking.

The FERC regulates MidAmerican Energy’s rates charged to wholesale customers for energy and transmission services. Most of MidAmerican Energy’s electric wholesale sales and purchases take place under market-based pricing allowed by the FERC and are therefore subject to market volatility. The FERC conducts a triennial review of MidAmerican Energy’s market-based pricing authority. Margins earned on wholesale sales have historically been included as a component of retail cost of service upon which retail rates are based.

On July 22, 2005, MidAmerican Energy made a filing with the FERC requesting its approval to establish a transmission service coordinator (“TSC”). The TSC would be a third party administrator of various MidAmerican Energy Open Access Transmission Tariff (“OATT”) functions for transmission service. On December 16, 2005, the FERC issued an order conditionally accepting MidAmerican Energy’s request to establish a TSC. The order requires MidAmerican Energy to make modifications to the draft TSC agreement filed with the FERC as part of the request and to file a final executed TSC agreement with the FERC for its review prior to the agreement becoming effective. MidAmerican Energy has entered into a contract with a third party vendor to administer MidAmerican Energy’s OATT. MidAmerican Energy does not believe that the incremental costs will have a material impact on its results of operations, financial position or cash flows. Subject to FERC approval, the TSC is scheduled to commence operations in the third quarter of 2006. Under the contract, the vendor would provide its tariff administration and planning services into the fall of 2009.

Refer to the “Utility Regulatory Matters” section of Management’s Discussion and Analysis in Item 7 for additional discussion of matters affecting utility regulation.

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

Under the Nuclear Waste Policy Act of 1982 (“NWPA”), the U.S. Department of Energy (“DOE”) is responsible for the selection and development of repositories for, and the permanent disposal of, spent nuclear fuel and high-level radioactive wastes. Exelon Generation, as required by the NWPA, signed a contract with the DOE under which the DOE was to receive spent nuclear fuel and high-level radioactive waste for disposal beginning not later than January 1998. The DOE did not begin receiving spent nuclear fuel on the scheduled date and remains unable to receive such fuel and waste. The earliest the DOE currently is expected to be able to receive such fuel and waste is 2010. The costs to be incurred by the DOE for disposal activities are being financed by fees charged to owners and generators of the waste. In 2004, Exelon Generation reached a settlement with the DOE concerning the DOE’s failure to begin accepting spent nuclear fuel in 1998. As a result, Quad Cities Station will be billing the DOE, and the DOE will be obligated to reimburse the station for all station costs incurred due to the DOE’s delay. Exelon Generation has completed construction of an interim spent fuel storage installation (“ISFSI”) at Quad Cities Station to store spent nuclear fuel in dry casks in order to free space in the storage pool. The first pad at the ISFSI is expected to facilitate storage of casks to support operations at Quad Cities Station until at least 2017. The first storage in a dry cask commenced in November 2005. In the 2017 to 2022 timeframe, Exelon Generation plans to add a second pad to the ISFSI to accommodate storage of spent nuclear fuel through the end of operations at Quad Cities Station.

MidAmerican Energy has established trusts for the investment of funds collected for nuclear decommissioning associated with Quad Cities Station. Electric tariffs currently in effect include provisions for annualized collection of estimated decommissioning costs at Quad Cities Station. In Iowa, estimated Quad Cities Station decommissioning costs are reflected in base rates. MidAmerican Energy’s cost related to decommissioning funding in 2005 was $8.3 million.

Environmental Regulations

MidAmerican Energy is subject to a number of federal, state and local environmental laws and environmentally related laws and regulations affecting many aspects of its present and future operations. These requirements relate to air emissions, water quality, waste management, hazardous chemical use, noise abatement, land use aesthetics and atomic radiation.

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

Air Quality -

MidAmerican Energy's generating facilities are subject to applicable provisions of the Clean Air Act and related air quality standards promulgated by the U.S. Environmental Protection Agency (“EPA”). MidAmerican Energy has five jointly owned, and six wholly owned, coal-fired generating units, which represent 55.8% of MidAmerican Energy's electric accredited net generating capability and the source of 79.3% of the electric energy generated in 2005. MidAmerican Energy believes it is in material compliance with current air quality requirements. Refer to “Environmental Matters” in Item 7 and Note (4)(a) of Notes to Consolidated Financial Statements in Item 8 for additional information regarding air quality regulation.

Clean Water Act -

Section 316(b) of the Clean Water Act requires that cooling water intake structures reflect the best technology available for minimizing "adverse environmental impacts" to aquatic organisms. On February 16, 2004, EPA Administrator Michael Leavitt signed the final Phase II rule for existing electric generating facilities. The rule sets significant new national technology-based performance standards aimed at minimizing the adverse environmental impacts of cooling water intake structures by reducing the number of aquatic organisms lost as a result of water withdrawals. MidAmerican Energy has completed a review of its historical 316(b) studies, as well as filed Proposals for Information Collection describing the utility's plans for conducting biological field studies adjacent to its cooling water intake structures over the next two years. Although the impact of the MidAmerican Energy intake structures on aquatic organisms is unknown at this time, the previous 316(b) studies suggest that the impingement impact at the facility intake structures is minimal and that little, if any, intake structure expenditures will be necessary to meet the 316(b) impingement standard. Because of the high flow rate of the Missouri and Mississippi Rivers as compared to the withdrawal rates of the intake structures, the entrainment criteria of the 316(b) rule is not applicable to the MidAmerican Energy facilities. However, should the new impingement studies show that the intakes are impacting the fish species, the intake structures may need to be modified to meet best technology standards. This could include significant expenditures involved with limiting the amount of water withdrawn from the Missouri or Mississippi Rivers, and restrictions on the intake flow velocity.

INTERCOAST CAPITAL

InterCoast Capital is a wholly owned nonregulated subsidiary of MHC primarily engaged in investment activities, which it manages through its nonregulated investment subsidiaries. As of December 31, 2005, InterCoast Capital had total assets of $10.1 million.

InterCoast Capital had equity participations in equipment leases totaling $7.4 million and $25.9 million at December 31, 2005 and 2004, respectively. Approximately $6.4 million of the December 31, 2005, investment in equipment leases related to a seven percent undivided interest in an electric generating station leased to a utility located in Arizona. Refer to Note (1)(f) of MidAmerican Funding’s Notes to Consolidated Financial Statements in Item 8 for additional discussion of equipment leases.

In addition, InterCoast Capital and its subsidiaries had direct investments in energy projects and indirect investments, through venture capital funds, in a variety of nonregulated energy production technologies.

MIDWEST CAPITAL

Midwest Capital is a wholly owned nonregulated subsidiary of MHC with total assets of $7.7 million as of December 31, 2005. Midwest Capital's primary activity is the management of utility service area investments to support economic development. Midwest Capital's principal interest is a 1,920-acre planned residential and commercial development in southeastern South Dakota. The major construction phase of the planned community is complete, and the marketing phase to sell developed residential and commercial lots is in progress. As of December 31, 2005, 50.4% of the development available for sale had been sold.

Item 1A.	Risk Factors

Investors, or potential investors, in MidAmerican Energy or MidAmerican Funding should be aware of the significant risks described below. These risks should be carefully considered, together with all of the other information included in this annual report and the other public information filed by either company.

MidAmerican Energy Is Actively Pursuing, Developing and Constructing New Facilities, the Completion and Expected Cost of Which Is Subject to Significant Risk.

MidAmerican Energy is constructing a new coal-fired electric generating plant in Iowa. In the future, MidAmerican Energy expects to pursue the development, construction, ownership and operation of additional new or expanded facilities, the completion of any of which is subject to substantial risk and may expose it to significant costs. MidAmerican Energy cannot assure that the development or construction efforts on any particular project, or the efforts generally, will be successful. Also, a proposed new or expanded facility may cost more than planned to complete, and such excess costs, if found to be imprudent, may not be recoverable in rates. It is also possible that additional generation needs may be obtained through power purchase agreements, which could impose long-term purchase obligations on MidAmerican Energy and force it to rely on the operating performance of a third party. The inability to recover any costs through ratemaking decisions may materially affect MidAmerican Energy’s business, financial position, results of operations and ability to service its obligations.

MidAmerican Energy Is Subject to Operating Uncertainties Which May Adversely Affect Its Financial Position, Results of Operations and Ability to Service Its Securities.

The operation of a complex electric and gas utility (including generating, transmission and distribution systems) involves many risks associated with operating uncertainties and events beyond MidAmerican Energy’s control. These risks include the breakdown or failure of power generation equipment, compressors, pipelines, transmission and distribution lines or other equipment or processes, fuel interruption, performance below expected levels of output, capacity or efficiency, operator error, operating limitations imposed by environmental or other regulatory requirements, labor disputes, sustained mild weather patterns and catastrophic events such as severe storms, fires, earthquakes or explosions. A casualty occurrence might result in injury or loss of life, extensive property damage or environmental damage. The realization of any of these risks could significantly reduce or eliminate revenues or significantly increase expenses. For example, if MidAmerican Energy cannot operate its electric facilities at full capacity due to restrictions imposed by environmental regulations, revenues could decrease due to decreased wholesale sales and/or expenses could increase due to the need to obtain energy from higher cost sources. Any reduction of revenues for such reason or any other reduction of revenues or increase in expenses resulting from the risks described above could decrease MidAmerican Energy’s net cash flow and provide fewer funds to service its obligations. Further, MidAmerican Energy cannot assure that its current and future insurance coverage will be sufficient to replace lost revenue or cover repair and replacement costs, especially in light of the recent catastrophic events in the insurance markets that make it more difficult or costly to obtain certain types of insurance.

Acts of Sabotage and Terrorism Aimed at MidAmerican Energy’s Facilities, the Facilities of Its Fuel Suppliers or Customers, or at Regional Transmission Facilities Could Adversely Affect Its Business.

Since the September 11, 2001 terrorist attacks, the United States government has issued warnings that energy assets, specifically the nation’s electric utility infrastructure, may be the future targets of terrorist organizations. These developments have subjected MidAmerican Energy’s operations to increased risks. Damage to the assets of fuel suppliers, customer’s assets, MidAmerican Energy’s assets or at regional transmission facilities inflicted by terrorist groups or saboteurs could result in a significant decrease in revenues and significant repair costs, force an increase in security measures, cause changes in the insurance markets, and cause disruptions of fuel supplies, energy consumption and energy markets, particularly with respect to natural gas and electric energy. Any of these consequences from acts of terrorism could materially affect MidAmerican Energy’s results of operations and decrease the amount of funds available to make payments on its securities. Instability in the financial markets as a result of terrorism or war could also materially adversely affect the ability to raise capital.

MidAmerican Energy Is Subject to Comprehensive Energy Regulation, and Changes in Regulation and Rates May Adversely Affect Its Business, Financial Condition, Results of Operations and Ability to Service Its Securities.

MidAmerican Energy is subject to comprehensive regulation by various United States federal, state and local regulatory agencies, all of which significantly influence its operating environment, rates, capital structure, costs and ability to recover costs from customers. These regulatory agencies include, among others, the FERC, the EPA, the NRC, the IUB, the ICC, other state utility boards and numerous local agencies. Changes in regulations or the imposition of additional regulations by any of these entities or new legislation could have a material adverse impact on MidAmerican Energy’s results of operations. For example, such changes could result in increased retail competition in its service territory, the acquisition by a municipality (by negotiation or condemnation) of its distribution facilities or a negative impact on current transportation and cost recovery arrangements.

The structure of federal and state energy regulation is currently undergoing change and has in the past, and may in the future, be the subject of various challenges, initiatives and restructuring proposals by policy makers, utilities and other industry participants. Following the cascading blackouts that occurred in parts of the Midwest and Northeast United States and Eastern Canada on August 14, 2003, federal, state and Canadian officials, as well as non-governmental organizations charged with electric reliability responsibilities, are considering measures designed to promote the reliability of the electric transmission and distribution systems. The implementation of regulatory changes in response to such challenges, initiatives and restructuring proposals could result in the imposition of more comprehensive or stringent requirements on industry participants, which could result in increased compliance costs and could have a material adverse effect on MidAmerican Energy’s business, financial condition, results of operations and ability to service its obligations.

MidAmerican Energy May Be Adversely Affected by Environmental, Health, Safety and Other Laws and Regulations.

MidAmerican Energy is subject to a number of environmental, health, safety and other laws and regulations affecting many aspects of its present and future operations, including air emissions, water quality, wastewater discharges, solid wastes, hazardous substances and safety matters. MidAmerican Energy may incur substantial costs and liabilities in connection with its operations as a result of these regulations. In particular, the cost of future compliance with federal, state and local clean air laws, such as those that require certain generators, including some of MidAmerican Energy’s electric generating facilities, to limit nitrogen oxide, sulfur dioxide, carbon dioxide, mercury emissions and other potential pollutants or emissions, may require significant capital expenditures which may not be recoverable through future rates. In addition, these costs and liabilities may include those relating to claims for damages to property and persons resulting from MidAmerican Energy’s operations. The implementation of regulatory changes imposing more comprehensive or stringent requirements, to the extent such changes would result in increased compliance costs or additional operating restrictions, could have a material adverse effect on MidAmerican Energy’s business, financial condition, results of operations and ability to service its obligations.

In addition, regulatory compliance for existing facilities and the construction of new facilities is a costly and time-consuming process, and intricate and rapidly changing environmental regulations may require major expenditures for permitting and create the risk of expensive delays or material impairment of value if projects cannot function as planned due to changing regulatory requirements or local opposition.

In addition to operational standards, environmental laws also impose obligations to clean up or remediate contaminated properties or to pay for the cost of such remediation, often upon parties that did not actually cause the contamination. Accordingly, MidAmerican Energy may become liable, either contractually or by operation of law, for remediation costs even if the contaminated property is not presently owned or operated by it, or if the contamination was caused by third parties during or prior to MidAmerican Energy’s ownership or operation of the property. Given the nature of the past industrial operations conducted by MidAmerican Energy and others at its properties, there can be no assurance that all potential instances of soil or groundwater contamination have been identified, even for those properties where an environmental site assessment or other investigation has been conducted. Although, MidAmerican Energy has accrued reserves, where appropriate, for known remediation liabilities, future events, such as changes in existing laws or policies or their enforcement, or the discovery of currently unknown contamination, may give rise to additional remediation liabilities which may be material. Any failure to recover increased environmental or safety costs incurred by MidAmerican Energy may have a material adverse effect on its business, financial condition, results of operations and ability to service its obligations.

Increased Competition Resulting From Legislative, Regulatory and Restructuring Efforts Could Have a Significant Financial Impact on MidAmerican Energy and Consequently Decrease Revenue.

The wholesale generation segment of the electric industry has been and will continue to be significantly affected by competition. Competition in the wholesale market has resulted in a proliferation of power marketers and a substantial increase in market activity. Many of these marketers have experienced financial difficulties and the market continues to be volatile. Margins from wholesale electric transactions have a material impact on MidAmerican Energy’s results of operations. Accordingly, significant changes in the wholesale electric markets, including those arising from regulatory and legislative decisions, could have a material adverse effect on its financial position, results of operations and ability to service its obligations.

MidAmerican Energy’s Operations Are Subject to Power and Fuel Price Fluctuations, Other Weather Risks, Commodity Price Risks and Credit Risks That Could Adversely Affect Its Results of Operations.

MidAmerican Energy is exposed to commodity price risks, energy transmission price risks and credit risks in its operations. Specifically, such possible risks include commodity price changes, market supply shortages, interest rate changes and counterparty defaults, all of which could have an adverse effect on its financial condition, results of operation and ability to service its obligations. In addition, the sale of electric power and natural gas is generally a seasonal business, which seasonality results in commodity price fluctuations. Revenues are negatively impacted by low commodity prices resulting from low demand for electricity. Demand for electricity often peaks during the hottest summer months and coldest winter months and declines during the other months. As a result of these variations in demand and resulting price fluctuations, MidAmerican Energy’s overall operating results in the future may fluctuate substantially on a seasonal basis. MidAmerican Energy historically earned less income when weather conditions were milder and expects that unusually mild weather in the future could decrease revenues and provide less funds to service its obligations.

Also, in Iowa, MidAmerican Energy does not have an energy adjustment clause to pass through fuel price increases for electricity in its rates, so any significant increase in fuel or purchased power costs for electricity generation could have a negative impact on its results of operations despite efforts to minimize this negative impact through the use of hedging instruments. The effect of these risks could result in the inability to fulfill contractual obligations, significantly higher energy or fuel costs relative to corresponding sales contracts, or increased interest expense. Any of these consequences could decrease net cash flow and impair MidAmerican Energy’s ability to make payments on its obligations.

Due to the Limited Number of Suppliers and Service Providers Engaged by MidAmerican Energy, the Failure of Any of These Third Parties to Fulfill Its Contractual Obligation May Materially Increase MidAmerican Energy’s Costs.

MidAmerican Energy’s electric generating facilities are often dependent on a single or limited number of entities to supply or transport gas, coal or other fuels, to dispose of wastes or to deliver electricity. The failure of any of these third parties to fulfill its contractual obligations could increase the costs to provide electric service to MidAmerican Energy’s customers.

MidAmerican Energy Is Subject to the Unique Risks Associated With Nuclear Generation.

Regulatory requirements applicable in the future to nuclear generating facilities could adversely affect MidAmerican Energy’s results of operations. MidAmerican Energy is subject to certain generic risks associated with utility nuclear generation, which include the following:

(1)	the potential harmful effects on the environment and human health resulting from the operation of nuclear facilities and the storage, handling and disposal of radioactive materials;

(2)	limitations on the amounts and types of insurance commercially available to cover losses that might arise in connection with nuclear operations; and

(3)	uncertainties with respect to the technological and financial aspects of decommissioning nuclear plants at the end of their licensed lives.

The NRC has broad authority under federal law to impose licensing and safety-related requirements for the operation of nuclear generating facilities. In the event of noncompliance, the NRC has the authority to impose fines or shut down a unit, or both, depending upon its assessment of the severity of the situation, until compliance is achieved. Revised safety requirements promulgated by the NRC have, in the past, necessitated substantial capital expenditures at nuclear plants, including the Quad Cities Station, and additional expenditures could be required in the future. In addition, although MidAmerican Energy has no reason to anticipate a serious nuclear incident at the Quad Cities Station, if an incident did occur, it could have a material but presently undeterminable adverse effect on MidAmerican Energy’s financial condition, results of operations and ability to service its obligations.

MidAmerican Energy Holdings May Exercise Its Significant Influence Over MidAmerican Energy in a Manner That Would Benefit MidAmerican Energy Holdings to the Detriment of MidAmerican Energy’s Creditors and Preferred Stockholders.

MidAmerican Energy is an indirect wholly owned subsidiary of MidAmerican Energy Holdings and, therefore, MidAmerican Energy Holdings has significant influence over the decision of all matters submitted for shareholder approval and its management and affairs. In circumstances involving a conflict of interest between MidAmerican Energy Holdings, on the one hand, and MidAmerican Energy’s creditors and preferred stockholders, on the other, MidAmerican Energy Holdings could exercise its influence in a manner that would benefit MidAmerican Energy Holdings to the detriment of MidAmerican Energy’s creditors and preferred stockholders.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

MidAmerican Energy’s utility properties consist of physical assets necessary and appropriate to render electric and gas service in its service territories. It is the opinion of management that the principal depreciable properties owned by MidAmerican Energy are in good operating condition and well maintained. MidAmerican Energy’s most significant properties are its electric generation facilities. For information regarding these facilities, please refer to the “Regulated Electric Operations” discussion in Item 1. Additional electric property consists primarily of transmission and distribution facilities.

The electric transmission system of MidAmerican Energy at December 31, 2005, included 911 miles of 345-kilovolt (“kV”) lines and 1,128 miles of 161-kV lines. MidAmerican Energy’s electric distribution system included approximately 226,900 transformers and 395 substations at December 31, 2005.

Gas property consists primarily of natural gas mains and services pipelines, meters and related distribution equipment, including feeder lines to communities served from natural gas pipelines owned by others. The gas distribution facilities of MidAmerican Energy at December 31, 2005, included approximately 21,890 miles of gas mains and service pipelines. In addition, gas property includes three liquefied natural gas plants and two propane-air plants. Refer to the “Regulated Natural Gas Operations” discussion in Item 1 for information regarding these facilities.

Utility plant, including construction work in progress and net of accumulated depreciation, by operating segment is as follows as of December 31 (in thousands):

	2005	2004
Generation	$2,089,369	$1,671,872
Energy delivery -
Electric distribution	1,356,413	1,316,390
Gas distribution	646,311	623,949
Transmission	333,653	256,228
	$4,425,746	$3,868,439

Refer to Note (10) of MidAmerican Energy’s Notes to Consolidated Financial Statements in Item 8 for a discussion of operating segments.

Item 3.	Legal Proceedings

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

On September 9, 2005, MidAmerican Energy and counsel for the plaintiffs executed a stipulation and agreement of settlement, which upon final approval by the court following notice to all class members, MidAmerican Energy will be dismissed from the lawsuit. MidAmerican Energy agreed to the settlement, which was filed with the court on February 2, 2006, in order to avoid the expense and uncertainty associated with the ongoing litigation. If accepted by the court, the settlement will not have a material impact upon MidAmerican Energy. Additionally, the court issued an order on September 29, 2005, granting the plaintiffs’ motion for class certification.

On December 28, 2004, an apparent gas explosion and fire resulted in three fatalities, one serious injury and property damage at a commercial building in Ramsey, Minnesota. According to the Minnesota Office of Pipeline Safety, an improper installation of a pipeline connection may have been a cause of the explosion and fire. A predecessor company to MidAmerican Energy provided gas service in Ramsey, Minnesota, at the time of the original installation in 1980. In 1993, a predecessor of CenterPoint Energy, Inc. (“CenterPoint”) acquired all of the Minnesota gas properties owned by the MidAmerican Energy predecessor company.

As a result of the explosion and fire, MidAmerican Energy and CenterPoint have received settlement demands which total $15.5 million. MidAmerican Energy’s exposure, if any, to these demands are covered under its liability insurance coverage to which a $2.0 million retention applies. In addition, counsel for CenterPoint stated that a replacement program has been initiated for the purpose of locating and replacing all mechanical couplings in the former North Central Public Service Company properties located in Minnesota. Counsel for CenterPoint has represented that it is anticipated that the value of the replacement claim may be in the range of $35-45 million.

On February 8, 2006, MidAmerican Energy was served with a Third Party Complaint filed in U.S. District Court, District of Minnesota by CenterPoint Resources Corp. d/b/a CenterPoint Energy. The Third Party Complaint seeks contribution and indemnity on a wrongful death claim filed by the estate of Lorraine Melton, one of the fatalities, and all sums associated with CenterPoint’s replacement program. An additional complaint filed by the estate of Ann Talle seeks damages from MidAmerican Energy Holdings and other defendants, including CenterPoint Energy, on a wrongful death claim arising from this incident. MidAmerican Energy intends to vigorously defend its position in these claims and believes their ultimate outcome will not have a material impact on its results of operations, financial position or cash flows.

Other than the litigation described above, MidAmerican Funding and its subsidiaries currently have no material legal proceedings. Information on MidAmerican Energy’s environmental matters is included in Item 1 - Business and in the “Environmental Matters” section of Management’s Discussion and Analysis in Item 7.

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

The following tables set forth selected financial data of MidAmerican Energy and MidAmerican Funding, which should be read in conjunction with their respective consolidated financial statements and the related notes to those statements included in Item 8 and with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
SELECTED FINANCIAL DATA
(In thousands)

	Years Ended December 31,
	2005	2004	2003	2002	2001

Statement of Operations Data:
Revenues	$3,160,337	$2,696,353	$2,595,812	$2,236,159	$2,367,249
Operating income	381,124	356,396	370,820	354,997	333,574
Net income	221,297	210,455	188,597	175,821	152,778
Earnings on common stock	220,050	209,210	187,181	172,888	148,234

	As of December 31,
	2005	2004	2003	2002	2001
Balance Sheet Data:
Total assets	$5,864,137	$5,111,951	$4,404,434	$4,209,642	$3,953,060
Long-term debt (a)	1,631,760	1,422,527	1,128,647	1,053,418	820,594
Power purchase obligation (b)	-	-	-	-	25,867
Short-term borrowings	-	-	48,000	55,000	89,350
Preferred securities not subject
to mandatory redemption	30,329	30,329	31,759	31,759	31,759
Preferred securities subject to
mandatory redemption	-	-	-	-	126,680
Common shareholder’s equity	1,744,882	1,527,468	1,318,519	1,319,139	1,226,292

(a)	Includes amounts due within one year.

(b)
On August 1, 2002, MidAmerican Energy’s contract with the Nebraska Public Power District regarding Cooper Nuclear Station was restructured. As a result, the power purchase obligation and the related asset were removed from the balance sheet. The contract expired December 31, 2004.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
SELECTED FINANCIAL DATA
(In thousands)

	Years Ended December 31,
	2005	2004	2003	2002	2001

Statement of Operations Data:
Revenues	$3,166,084	$2,701,700	$2,600,239	$2,240,879	$2,388,650
Operating income	381,083	355,947	367,868	349,988	300,085
Net income (a)	195,069	179,257	157,176	136,716	103,087

	As of December 31,
	2005	2004	2003	2002	2001

Balance Sheet Data:
Total assets	$7,157,416	$6,427,244	$5,737,614	$5,551,747	$5,550,640
Long-term debt (b)	2,331,760	2,122,527	1,828,647	1,753,418	1,544,969
Power purchase obligation (c)	-	-	-	-	25,867
Short-term borrowings	-	-	48,000	55,000	91,780
Preferred securities not subject
to mandatory redemption	30,329	30,329	31,759	31,759	31,759
Preferred securities subject to
mandatory redemption	-	-	-	-	126,680
Member’s equity	2,234,837	2,042,403	1,863,769	1,879,191	1,981,840

(a)
In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” beginning January 1, 2002, MidAmerican Funding’s goodwill is no longer amortized. Amortization of goodwill reduced MidAmerican Fundings’ Net Income by $34.4 million in 2001. In 2002, MidAmerican Funding recorded after-tax losses of $14.3 million for write-downs of impaired assets and investments, including an $8.2 million after-tax write-down of airplane leases. In 2005, MidAmerican Funding recorded after-tax losses totaling $7.0 million for write-downs of impaired airplane leases and $8.4 million of after-tax gains on the sales of assets and investments.

(b)	Includes amounts due within one year.

(c)
On August 1, 2002, MidAmerican Energy’s contract with the Nebraska Public Power District regarding Cooper Nuclear Station was restructured. As a result, the power purchase obligation and the related asset were removed from the balance sheet. The contract expired December 31, 2004.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

General

MidAmerican Funding, LLC (“MidAmerican Funding”), is an Iowa limited liability company that was formed in March 1999. The sole member of MidAmerican Funding is MidAmerican Energy Holdings Company (“MidAmerican Energy Holdings”). MidAmerican Funding owns all of the outstanding common stock of MHC Inc. (“MHC”), which owns all of the common stock of MidAmerican Energy Company (“MidAmerican Energy”), InterCoast Capital Company, Midwest Capital Group, Inc., MidAmerican Services Company and MEC Construction Services Co. MHC, MidAmerican Funding and MidAmerican Energy Holdings are public utility holding companies headquartered in Des Moines, Iowa.

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

Executive Summary

The following significant events and changes, as discussed in more detail herein, highlight some factors that had an effect on MidAmerican Energy’s and MidAmerican Funding’s operating results, liquidity and capital resources:

•
MidAmerican Energy is currently constructing a 790 megawatt (“MW”) (expected accreditation) super-critical-temperature, coal-fired generation project and expects to invest approximately $737 million in the project through 2007. Through December 31, 2005, $502.0 million had been invested, including $121.3 million for MidAmerican Energy’s share of deferred payments allowed by contract.

•
From December 2004 through December 2005, MidAmerican Energy placed into service 360.5 MW (nameplate capacity) of wind turbines, of which 50.0 MW were completed in December 2005, 150.0 MW were completed and placed in service in the third quarter of 2005 and 160.5 MW were completed and placed in service in December 2004.

•
On November 1, 2005, MidAmerican Energy issued $300 million of 5.75% medium-term notes due November 1, 2035. The proceeds are being used to support construction of the electric generation projects and for general corporate purposes.

•
Electric retail gross margin increased $24.5 million in 2005 compared to 2004 due to warmer temperature conditions in the 2005 cooling season, offset partially by higher fuel and energy prices. The improvement in electric retail gross margin substantially offset unfavorable variances in electric wholesale margins in the first quarter of 2005, which were due primarily to the unavailability of certain base load generation resources and resulted in lost sale opportunities and more costly replacement power costs.

•
During 2005, MidAmerican Funding recognized pre-tax losses of $15.6 million, or $7.0 million after-tax, on its commercial aircraft leveraged leases, reflecting continued deterioration in the airline industry. These losses more than offset $9.9 million of gains, or $6.2 million after-tax, recognized on the sale of non-strategic nonregulated investments. The remaining carrying values of MidAmerican Funding’s commercial aircraft leveraged leases are not material.

Following is a discussion of various factors that affected earnings for the periods presented on the Consolidated Statement of Operations. Explanations include management’s best estimate of the impact of weather, customer growth and other factors.

Results of Operations for the Years Ended December 31, 2005 and 2004

Earnings Overview

MidAmerican Energy -

MidAmerican Energy’s earnings on common stock improved $10.8 million to $220.0 million for 2005 compared to $209.2 million for 2004. Operating income increased $24.7 million due primarily to improved margins. The improvement in operating income was partially offset by a comparative increase in income taxes due to benefits recognized in 2004 as a result of changes in state and federal income tax laws in 2004 and the benefits from a settlement with the Internal Revenue Service of an income tax audit issue in 2004.

MidAmerican Funding -

MidAmerican Funding’s net income for 2005 increased $15.8 million to $195.1 million for 2005 compared to $179.3 million for 2004. In addition to the items discussed for MidAmerican Energy, MidAmerican Funding’s net income for 2004 reflects additional income tax expense due to an adjustment to goodwill as a result of the settlement of the income tax audit issue above.

Regulated Electric Gross Margin

	2005	2004
Gross margin (in millions):
Operating revenues	$1,513.2	$1,421.7
Less cost of fuel, energy and capacity	468.1	398.6
Electric gross margin	$1,045.1	$1,023.1

Sales (GWh):
Residential	5,831	5,321
Small general service	4,111	3,944
Large general service	7,649	7,243
Wholesale	8,378	9,260
Other	1,453	1,357
Total	27,422	27,125

Electric gross margin for 2005 increased $22.0 million compared to 2004 due to a $24.5 million increase in retail gross margin as a result of warmer weather in the third quarter of 2005 and customer growth. A $17.1 million decrease in MidAmerican Energy’s cost of sales for electric capacity purchases and a $7.9 million increase in transmission revenues also contributed to the increase in electric gross margin. The improvement in gross margin as a result of these factors was partially offset by a $26.9 million decrease in gross margin on wholesale sales, primarily as a result of generation outages in the first quarter of 2005.

Gross margin on electric retail sales increased $24.5 million, with electric retail sales volumes increasing 6.6% compared to 2004. The effect of temperature conditions during 2005 compared to 2004 resulted in a $38.2 million increase in electric retail gross margin. A 1.3% increase in the average number of retail customers improved electric retail gross margin by $14.7 million compared to 2004, while electricity usage factors not dependent on weather, such as changes in individual customer usage patterns, increased electric margin by $6.0 million. Revenues from the recovery of energy efficiency program costs increased $3.4 million compared to 2004. Changes in these revenues are substantially matched with corresponding changes in other operating expenses. An increase in fuel costs related to Iowa retail electric sales decreased electric retail gross margin by $37.2 million compared to 2004 due in part to the cost of replacement power as a result of the generating station outages mentioned below.

Sales of energy to other utilities, municipalities and marketers inside and outside of MidAmerican Energy's delivery system are classified as wholesale. A change in the mix of higher-priced on-peak and lower-priced off-peak sales and a higher average cost of energy caused a decrease in the average electric wholesale margin per megawatt hour sold, reducing electric wholesale gross margin by $15.9 million compared to 2004. Additionally, a 9.5% decrease in wholesale sales volumes reduced electric wholesale gross margin by $11.0 million. The timing of planned generation outages, mainly for the Louisa Generating Station, and the loss of generating capacity at the Ottumwa Generating Station Unit No. 1 (“OGS Unit No. 1”), which experienced a failure of its step-up transformer on February 20, 2005, resulted in lost wholesale sales opportunities. OGS Unit No. 1 returned to service on May 3, 2005. An increase in electric retail sales also reduced the availability of competitively priced generation, contributing to the decrease in wholesale sales volumes.

Regulated Gas Gross Margin

	2005	2004
Gross margin (in millions):
Operating revenues	$1,322.7	$1,010.9
Less cost of gas sold	1,098.4	790.0
Gas gross margin	$224.3	$220.9

Sales (000’s Dths):
Residential	48,229	49,170
Small general service	23,381	24,146
Large general service	5,279	2,680
Wholesale	51,655	46,630
Other	53	246
Total	128,597	122,872

Gas gross margin for 2005 increased $3.4 million compared to 2004.

Regulated gas revenues include purchased gas adjustment clauses through which MidAmerican Energy is allowed to recover the cost of gas sold from its retail gas utility customers. Consequently, fluctuations in the cost of gas sold do not affect gross margin or net income because revenues reflect comparable fluctuations through the purchased gas adjustment clauses. MidAmerican Energy’s average per-unit cost of gas increased 32.8% compared to 2004 resulting in a $271.6 million increase in cost of gas sold. The remainder of the increase in cost of gas sold was due to an increase in sales volumes related to wholesale customers.

The following table summarizes the variance in gas operating revenues, including the impact of the fluctuation in the cost of gas sold. The variances in gas operating revenues other than the fluctuation in cost of gas sold have the same impact on gross margin.

2005 vs. 2004
(In millions)
Change in cost of gas sold:
Average cost per unit	$271.6
Sales volumes	36.8
Total change in cost of gas sold	308.4
Weather	0.8
Energy efficiency cost recovery	2.5
Customer growth	3.2
Other usage factors	(3.9)
Other	0.8
Total revenue variance	$311.8

Overall weather conditions during the heating seasons of 2005 were relatively unchanged compared to 2004. MidAmerican Energy's average number of gas retail customers increased 1.4% compared to 2004. Other gas usage factors, such as changes in individual customer usage patterns and reaction to historically high prices, decreased gas margin. Changes in revenues from the recovery of energy efficiency program costs are substantially matched with corresponding changes in other operating expenses. Total natural gas retail sales volumes increased 0.9%.

Regulated Operating Expenses

Other operating expenses increased $8.5 million compared to 2004 due to a $5.9 million increase in costs related to energy efficiency programs, a $5.6 million increase in health care benefits and pension costs, and a $3.0 million increase in transmission operations expense. These increases were partially offset by a $6.0 million decrease in postretirement benefit expense compared to 2004 due to the impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 and a plan amendment effective July 1, 2004. Increases in energy efficiency programs costs are substantially matched by increases in related electric and gas revenues.

Maintenance expenses for 2005 decreased $14.1 million compared to 2004 due principally to a $19.4 million decrease in steam generating maintenance, mostly as a result of additional preventive maintenance in 2004. The decrease was offset partially by a $3.3 million increase in other generating maintenance related to wind facilities and combustion turbines.

Depreciation and amortization expense for 2005 increased $2.7 million compared to 2004 due to an $11.7 million increase in utility plant depreciation due in part to the second phase of the Greater Des Moines Energy Center and wind power facilities placed in service in December 2004, and wind power facilities placed in service in the third quarter of 2005. These and other increases in utility plant depreciation were partially offset by a decrease in utility plant depreciation that began in November 2004 as a result of a 20-year extension to the operating license for the Quad Cities Station. The increase in utility plant depreciation was partially offset by a $9.9 million decrease in regulatory expense related to a revenue sharing arrangement in Iowa due to lower Iowa electric equity returns. Refer to the “Utility Regulatory Matters” section for an explanation of the revenue sharing arrangement.

Nonregulated Gross Margin

	2005	2004
	(In millions)
MidAmerican Energy -
Nonregulated operating revenues	$324.4	$263.7
Less nonregulated cost of sales	290.9	230.6
Nonregulated gross margin	$33.5	$33.1

MidAmerican Funding Consolidated -
Nonregulated operating revenues	$330.1	$269.1
Less nonregulated cost of sales	292.5	232.0
Nonregulated gross margin	$37.6	$37.1

MidAmerican Energy’s nonregulated gross margin for 2005 increased $0.4 million compared to 2004. The following table presents the margins related to various nonregulated activities (in millions):

	2005	2004

Nonregulated electric	$12.9	$16.8
Nonregulated gas	7.5	7.2
Income sharing arrangements under regulated gas tariffs	5.6	3.7
Incentive gas supply procurement program award	3.4	2.4
Other	4.1	3.0
	$33.5	$33.1

Gross margin for nonregulated electric marketing services decreased due to a reduction in the margin per unit sold in 2005 compared to 2004, partially offset by an increase in related sales volumes. The margin per unit decreased in 2005 compared to 2004 due to higher costs for wholesale energy and limited ability to pass such costs on to customers due to the level of bundled rates offered by the local utility companies. Nonregulated gas gross margin increased due to an increase in the margin per unit sold compared to 2004. A small decrease in nonregulated gas sales volumes was due in large part to the non-renewal of the sales contracts as a result of a related regulatory issue in Illinois. Refer to “Utility Regulatory Matters” for a discussion of the issue.

Nonregulated operations also include earnings from sharing arrangements under applicable state regulations and tariffs filed with the Iowa Utilities Board (“IUB”) and the South Dakota Public Utilities Commission (“SDPUC”) for MidAmerican Energy’s regulated natural gas operations. Under these arrangements, MidAmerican Energy is allowed to keep a portion of the benefits of gas sales for resale and capacity release transactions. MidAmerican Energy also has an Incentive Gas Supply Procurement Program (“IGSPP”) in Iowa and a similar program in South Dakota, under which it can receive awards for successful performance of gas supply procurement. Under the IGSPP, if MidAmerican Energy's cost of gas varies from an established reference price range, then the savings or cost is shared between customers and shareholders. The IGSPP extends through October 31, 2006, and the South Dakota program extends through October 31, 2010.

Allowance for Equity Funds

As a regulated public utility, MidAmerican Energy is allowed to capitalize, and record as income, a cost of construction for equity funds used, based on guidelines set forth by the Federal Energy Regulatory Commission (“FERC”). The increase in income for capitalized allowance on equity funds used during construction in 2005 was due to the increase in construction work in progress compared to 2004. MidAmerican Energy expects to continue to record higher-than-normal income for the allowance on equity funds used during construction through 2007 while the announced generating facilities are constructed.

Other Income and Expense

MidAmerican Funding -

Other income for 2005 includes $13.3 million of gains from the sale of three non-strategic, passive investments. During 2005 and 2004, MidAmerican Funding received distributions totaling $1.2 million and $2.5 million, respectively, from several of its investments in energy projects and venture capital funds.

Other expense for 2005 includes write-downs of MidAmerican Funding’s investments in commercial passenger aircraft, which it accounts for as leveraged leases. MidAmerican Funding’s evaluation of its investments in these aircraft resulted in $15.6 million of pre-tax write-downs in 2005. The write-downs reflect a continued deterioration in the airline industry, including the bankruptcy filings of two major carriers during 2005. The remaining carrying values of MidAmerican Funding’s commercial aircraft leveraged leases are not material. Other expense for 2004 includes losses totaling $1.7 million for write-downs related to two commercial passenger aircraft investments.

Fixed Charges

The increase in interest on long-term debt was due to interest on MidAmerican Energy long-term debt issuances of $350.0 million on October 1, 2004 and $300.0 million on November 1, 2005, offset partially by maturities of higher rate debt, totaling $90.5 million and $55.6 million in 2005 and 2004, respectively. Other interest expense increased due to a higher balance of the Iowa revenue sharing liability. MidAmerican Energy is allowed to capitalize, and record as a reduction to fixed charges, a cost of construction for debt funds used, based on guidelines set forth by the FERC. Allowance for borrowed funds increased due to increased utility construction expenditures. MidAmerican Energy expects to continue to record higher-than-normal allowance for borrowed funds used during construction through 2007 while the announced generating facilities are constructed.

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

In October 2004, federal law was enacted that extended the federal production tax credit for electricity produced by wind energy facilities. Accordingly, in 2005, MidAmerican Energy’s income taxes were reduced $11.1 million by the production tax credits related to energy produced by its wind power facilities, the first of which were placed in service December 31, 2004.

State utility rate recognition in Iowa requires that the tax effect of certain timing differences be flowed through immediately to customers. Therefore, amounts that would otherwise have been recognized in income tax expense have been included as changes in regulatory assets. This flow-through treatment of such timing differences impacts the effective tax rates from year to year.

Also, during 2004, MidAmerican Energy settled an income tax audit with the Internal Revenue Service and recorded as income a tax liability previously established for the settled issue, resulting in an $8.5 million reduction to MidAmerican Energy’s income tax expense for 2004.

MidAmerican Funding -

A significant portion of MidAmerican Energy’s tax liability for the settled issue above was originally established in 1999 when MidAmerican Energy’s parent company, MHC Inc., was acquired by MidAmerican Funding. This change in estimate of an income tax uncertainty that resulted from a purchase business combination was accounted for as an adjustment to the remaining balance of goodwill attributable to the acquisition. Accordingly, in 2004, MidAmerican Funding decreased goodwill and increased income tax expense by $4.7 million to reflect the settlement of that portion of the income tax liability recognized at the time of the acquisition of MHC. The net result of the reduction at MidAmerican Energy and the goodwill adjustment at MidAmerican Funding was a $3.8 million decrease in consolidated income tax expense for 2004.

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

MidAmerican Funding -

MidAmerican Funding’s net income for 2004 increased $22.1 million to $179.3 million for 2004 compared to $157.2 million for 2003.

Regulated Electric Gross Margin

	2004	2003
Gross margin (in millions):
Operating revenues	$1,421.7	$1,398.0
Less cost of fuel, energy and capacity	398.6	396.3
Electric gross margin	$1,023.1	$1,001.7

Sales (GWh):
Residential	5,321	5,303
Small general service	3,944	3,845
Large general service	7,243	6,951
Wholesale	9,260	9,963
Other	1,357	1,323
Total	27,125	27,385

Electric gross margin for 2004 increased $21.4 million compared to 2003 due to a $16.5 million increase in net margin on MidAmerican Energy’s sales and purchases of electric capacity and a $9.2 million increase in electric wholesale gross margin. Additionally, revenues from transmission services increased $3.2 million compared to 2003. An increase in electric retail sales volumes improved electric retail gross margin but was more than offset by higher fuel costs for those sales. Accordingly, in total, electric retail gross margin decreased $7.3 million compared to 2003.

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

2004 vs. 2003
(In millions)
Change in cost of gas sold:
Average cost per unit	$54.3
Sales volumes	15.1
Total change in cost of gas sold	69.4
Weather	(5.4)
Weather derivative	2.1
Energy efficiency cost recovery	0.5
Customer growth	4.3
Other usage factors	(6.3)
Other	(1.1)
Total revenue variance	$63.5

The decrease in gas gross margin due to weather was the result of milder temperature conditions in 2004 compared to 2003. The weather decrease was partially offset by a 2003 weather derivative loss that did not recur in 2004. MidAmerican Energy's average number of gas retail customers increased 1.3% compared to 2003. Other usage factors includes items such as changes in individual customer usage patterns and reaction to higher prices. Total natural gas retail sales volumes decreased 5.9%.

Regulated Operating Expenses

Regulated other operating expenses for 2004 increased $16.8 million compared to 2003. Electric transmission and distribution operating expenses increased $7.9 million due in part to payments to other utilities for the transmission of energy, the write-off of computer software deemed unusable, and increased storm damage repair costs. Quad Cities Station and fossil fuel generation operating expenses increased $10.3 million. Costs of energy efficiency programs increased $3.3 million compared to 2003 and were offset by a comparable increase in energy efficiency cost recovery in revenues. Decreases of $3.4 million and $3.3 million, respectively, in deferred compensation expenses and other postretirement costs partially offset these increases.

Maintenance expenses increased $25.4 million compared to 2003 due principally to a $19.3 million increase in steam generation maintenance, substantially for preventive maintenance. Additionally, distribution maintenance costs increased $5.0 million.

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

MidAmerican Energy’s nonregulated gross margin for 2004 decreased $1.6 million compared to 2003. The following table presents the margins related to various nonregulated activities (in millions):

	2004	2003

Nonregulated electric	$16.8	$15.0
Nonregulated gas	7.2	7.9
Income sharing arrangements under regulated gas tariffs	3.7	5.0
Incentive gas supply procurement program award	2.4	3.7
Other	3.0	3.1
	$33.1	$34.7

The improvement in nonregulated electric gross margin was due to an increase in sales volumes partially offset by a decrease in the related margin per unit sold. The decrease in nonregulated gas gross margin was due to a decrease in sales volumes compared to 2003, offset partially by an increase in the margin per unit sold.

Nonregulated operations also include earnings from sharing arrangements under applicable state regulations and tariffs filed with the IUB and the SDPUC for MidAmerican Energy’s regulated natural gas operations. Under these arrangements, MidAmerican Energy is allowed to keep a portion of the benefits of gas sales for resale and capacity release transactions. MidAmerican Energy also has an Incentive Gas Supply Procurement Program (“IGSPP”) in Iowa and a similar program in South Dakota, under which it can receive awards for successful performance of gas supply procurement. Under the IGSPP, if MidAmerican Energy's cost of gas varies from an established reference price range, then the savings or cost is shared between customers and shareholders. The IGSPP extends through October 31, 2006, and the South Dakota program extends through October 31, 2010.

Allowance for Equity Funds

As a regulated public utility, MidAmerican Energy is allowed to capitalize, and record as income, a cost of construction for equity funds used, based on guidelines set forth by the FERC. The increase in income for the capitalized allowance on equity funds used during construction in 2004 was due to the increase in construction work in progress compared to 2003. MidAmerican Energy expects to continue to record higher-than-normal income for the allowance on equity funds used during construction through 2007 while the announced generating facilities are constructed.

Other Income and Expense

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

MidAmerican Energy -

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

State utility rate recognition in Iowa requires that the tax effect of certain timing differences be flowed through immediately to customers. Therefore, amounts that would otherwise have been recognized in income tax expense have been included as changes in regulatory assets. This flow-through treatment of such timing differences impacts the effective tax rates from year to year.

Also during 2004, MidAmerican Energy settled an income tax audit with the Internal Revenue Service, and recorded as income a tax liability previously established for the settled issue, resulting in an $8.5 million reduction to MidAmerican Energy’s income tax expense for 2004.

MidAmerican Funding -

A significant portion of MidAmerican Energy’s tax liability for the settled issue above was originally established in 1999 when MidAmerican Energy's parent company, MHC Inc., was acquired by MidAmerican Funding. This change in estimate of an income tax uncertainty that resulted from a purchase business combination was accounted for as an adjustment to the remaining balance of goodwill attributable to the acquisition. Accordingly, in 2004, MidAmerican Funding decreased goodwill and increased income tax expense by $4.7 million to reflect the settlement of that portion of the income tax liability recognized at the time of the acquisition of MHC. The net result of the reduction at MidAmerican Energy and the goodwill adjustment at MidAmerican Funding was a $3.8 million decrease in consolidated income tax expense for 2004.

Liquidity and Capital Resources

MidAmerican Energy and MidAmerican Funding have available a variety of sources of liquidity and capital resources, both internal and external. These resources provide funds required for current operations, construction expenditures, dividends, debt retirement and other capital requirements.

As reflected on the Consolidated Statements of Cash Flows, MidAmerican Energy’s net cash provided by operating activities was $463.2 million, $523.5 million and $441.3 million for 2005, 2004 and 2003, respectively. MidAmerican Funding’s net cash provided by operating activities was $423.7 million, $493.6 million and $416.7 million for 2005, 2004 and 2003, respectively. The decrease in cash provided by operating activities for 2005 compared to 2004 was principally due to an increase in income taxes paid as tax depreciation was unusually high due to benefits from bonus depreciation in 2004. Similarly, cash provided by operating activities for 2004 was greater than in 2003 due to the reduction of income taxes paid in 2004 primarily as a result of the benefits of bonus depreciation in 2004.

Utility Construction Expenditures

MidAmerican Energy’s primary need for capital is utility construction expenditures. For 2005, utility construction expenditures incurred totaled $766.2 million, including allowance for funds used during construction and Quad Cities Station nuclear fuel purchases. Utility construction expenditures include non-cash and accrued amounts, which include $29.0 million in 2005 for MidAmerican Energy’s share of deferred payments related to the Council Bluffs Energy Center Unit No. 4 (“CBEC Unit 4”) generation project. Under a contract with the general contractor on that project, MidAmerican Energy is allowed to defer payments, including the other owners’ shares, for up to $200.0 million of billed construction costs through the end of the project. Another non-cash expenditure included in utility construction expenditures relates to a computed cost of equity funds. As a regulated public utility, MidAmerican Energy is allowed to capitalize, and record as income, a cost of equity funds used for construction, based on guidelines set forth by the FERC.

Forecasted utility construction expenditures, including allowance for funds used during construction and the wind power project discussed below, are $797 million for 2006. Capital expenditure needs are reviewed regularly by management and may change significantly as a result of such reviews. MidAmerican Energy expects to meet these capital expenditures with cash flows from operations and the issuance of long-term debt.

MidAmerican Energy anticipates a continuing increase in demand for electricity from its regulated customers. To meet anticipated demand and ensure adequate electric generation in its service territory, MidAmerican Energy is currently constructing CBEC Unit 4, a 790-MW (expected accreditation) super-critical-temperature, coal-fired generating plant. MidAmerican Energy will operate the plant and hold an undivided ownership interest as a tenant in common with the other owners of the plant. MidAmerican Energy's current ownership interest is 60.67%, equating to 479 MW of output. Municipal, cooperative and public power utilities will own the remainder, which is a typical ownership arrangement for large base-load plants in Iowa. The facility will provide service to regulated retail electricity customers. Wholesale sales may also be made from the facility to the extent the power is not immediately needed for regulated retail service. MidAmerican Energy has obtained regulatory approval to include the Iowa portion of the actual cost of the generation project in its Iowa rate base as long as the actual cost does not exceed the agreed cap that MidAmerican Energy has deemed to be reasonable. If the cap is exceeded, MidAmerican Energy has the right to demonstrate the prudence of the expenditures above the cap, subject to regulatory review. MidAmerican Energy expects to invest approximately $737 million in CBEC Unit 4, including transmission facilities and excluding allowance for funds used during construction. Through December 31, 2005, MidAmerican Energy has invested $502.0 million in the project, including $121.3 million for MidAmerican Energy’s share of deferred payments allowed by the construction contract.

On December 16, 2005, MidAmerican Energy filed with the IUB a settlement agreement between MidAmerican Energy and the Iowa Office of Consumer Advocate (“OCA”) regarding ratemaking principles for up to 545 MW (nameplate ratings) of additional wind generation capacity in Iowa. Generally speaking, accredited capacity ratings for wind power facilities are considerably less than the nameplate ratings due to the varying nature of wind. The settlement agreement is subject to approval by the IUB. Refer to “Utility Regulatory Matters” below for more information regarding the rate aspects of the settlement agreement.

In February 2006, MidAmerican Energy executed an agreement with a developer for the development of a wind power project in Iowa. MidAmerican Energy also entered into an agreement with a second company for the construction of approximately 99 MW (nameplate rating) of wind turbines at that site.

Nuclear Decommissioning

Each licensee of a nuclear facility is required to provide financial assurance for the cost of decommissioning its licensed nuclear facility. In general, decommissioning of a nuclear facility means to safely remove the facility from service and restore the property to a condition allowing unrestricted use by the operator.

MidAmerican Energy currently contributes $8.3 million annually to trusts established for the investment of funds for decommissioning Quad Cities Station. As of December 31, 2005, approximately 56.0% of the fair value of the trusts’ funds was invested in domestic common equity securities, 13.7% in domestic corporate debt and the remainder in investment grade municipal and U.S. Treasury bonds. Funding for Quad Cities Station nuclear decommissioning is reflected as depreciation expense in the Consolidated Statements of Operations. Quad Cities Station decommissioning costs charged to Iowa customers are included in base rates, and recovery of increases in those amounts must be sought through the normal ratemaking process.

Contractual Obligations and Commercial Commitments

MidAmerican Energy and MidAmerican Funding have various contractual obligations and commercial commitments. The following table summarizes as of December 31, 2005, the material cash obligations of MidAmerican Energy and MidAmerican Funding (in millions).

		Period Payments are Due

			2007-	2009-	After
Type of Obligation	Total	2006	2008	2010	2010
MidAmerican Energy:
Long-term debt, excluding unamortized debt
premium and discount, net	$1,637.1	$160.5	$2.1	$-	$1,474.5
Operating leases (1)	28.9	6.9	10.5	4.1	7.4
Coal, electricity and natural gas contract
commitments (1)	742.3	181.1	248.6	118.3	194.3
Deferred costs on construction contract (2)	200.0	-	200.0	-	-
Interest payments on long-term debt (3)	1,507.1	81.5	152.7	152.7	1,120.2
	4,115.4	430.0	613.9	275.1	2,796.4

MidAmerican Funding parent:
Long-term debt	700.0	-	-	175.0	525.0
Interest payments on long-term debt	642.1	47.1	94.2	77.6	423.2
	1,342.1	47.1	94.2	252.6	948.2
Total	$5,457.5	$477.1	$708.1	$527.7	$3,744.6

(1)
The operating leases and coal, energy and natural gas commitments are not reflected on the Consolidated Balance Sheets. Refer to Note (4)(d) in Notes to Consolidated Financial Statements in Item 8 for a discussion of the nature of these commitments.

(2)
MidAmerican Energy is allowed to defer up to $200.0 million in payments to the contractor under its contract to build CBEC Unit 4. Refer to Note (4)(f) in Notes to Consolidated Financial Statements in Item 8 for a discussion of this commitment. Approximately 39.3% of this commitment is expected to be funded by the joint owners of CBEC Unit 4.

(3)	Excludes interest payments on variable rate long-term debt.

MidAmerican Energy has other types of commitments that are subject to change and relate primarily to the items listed below. For additional information, refer, where applicable, to the respective referenced note in Notes to Consolidated Financial Statements in Item 8.

•	Construction expenditures: Refer to the “Utility Construction Expenditures” section above.

•	Nuclear decommissioning costs (see Note (4)(b))

•	Residual guarantees on operating leases (see Note (4)(e))

•	Pension and postretirement plans (see Note (9))

Debt Redemption and Issuance

MidAmerican Energy’s 7% series of mortgage bonds, totaling $90.5 million, matured on February 15, 2005. On November 1, 2005, MidAmerican Energy issued $300 million of 5.75% medium-term notes due November 1, 2035.

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

MidAmerican Energy currently has the necessary authorizations from the Securities and Exchange Commission, the Illinois Commerce Commission and the FERC to issue $230.0 million of additional long-term securities. The authorization from the FERC, which totals $425.0 million, expires November 30, 2006.

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

Credit Ratings Risks

Debt and preferred securities of MidAmerican Funding and MidAmerican Energy are rated by nationally recognized credit rating agencies. Assigned credit ratings are based on each rating agency’s assessment of MidAmerican Funding’s or MidAmerican Energy’s ability to, in general, meet the obligations of the debt or preferred securities issued by the rated company. The credit ratings are not a recommendation to buy, sell or hold securities, and there is no assurance that a particular credit rating will continue for any given period of time. As of February 3, 2006, MidAmerican Energy’s senior unsecured debt credit ratings were as follows: Fitch Ratings, “A-/stable;” Moody’s Investor Service, “A3/under review, upgrade;” and Standard and Poor’s, “A-/stable.” Other than the energy supply and marketing agreements discussed below, neither MidAmerican Funding nor MidAmerican Energy has any credit agreements that require termination or a material change in collateral requirements or payment schedule in the event of a downgrade in the credit ratings of the respective company’s securities.

In conjunction with its risk management activities, MidAmerican Energy must meet credit quality standards as required by counterparties. In accordance with industry practice, master agreements that govern MidAmerican Energy’s energy supply and marketing activities either specifically require it to maintain investment grade credit ratings or provide the right for counterparties to demand “adequate assurances” in the event of a material adverse change in MidAmerican Energy’s creditworthiness. If one or more of MidAmerican Energy’s credit ratings decline below investment grade, MidAmerican Energy may be required to post cash collateral, letters of credit or other similar credit support to facilitate ongoing wholesale energy supply and marketing activities. As of December 31, 2005, MidAmerican Energy’s estimated potential collateral requirements totaled approximately $267 million. MidAmerican Energy’s potential collateral requirements could fluctuate considerably due to seasonality, market price volatility, and a loss of key MidAmerican Energy generating facilities or other related factors.

Utility Regulatory Matters

Rate Matters

Under settlement agreements between MidAmerican Energy, the Iowa Office of Consumer Advocate (“OCA”) and other intervenors approved by the IUB, MidAmerican Energy has agreed not to seek a general increase in electric rates to become effective prior to January 1, 2012, unless its Iowa jurisdictional electric return on equity for any year falls below 10%. As a party to the settlement agreements, the OCA has agreed not to seek any decrease in MidAmerican Energy’s Iowa electric rates prior to January 1, 2012. Additionally, on December 16, 2005, MidAmerican Energy filed with the IUB a settlement agreement between MidAmerican Energy and the OCA that proposes extending through 2012 the commitments by MidAmerican Energy and the OCA not to seek an increase or decrease, respectively, in Iowa electric base rates to become effective prior to January 1, 2013. Illinois bundled electric rates are frozen until 2007, subject to certain exceptions allowing for increases, at which time bundled rates may be increased or decreased by the ICC. Refer to Note (5) of MidAmerican Energy’s Notes to Consolidated Financial Statements in Item 8 for further discussion of these rate matters.

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

In 2004, the ICC issued a declaratory ruling finding that MidAmerican Energy’s competitive sales of gas to retail customers within the state of Illinois were not authorized under the Illinois Public Utilities Act. In its ruling, the ICC left for subsequent proceedings issues related to the financial implications of these sales. To date, these issues have been addressed by ICC staff in its testimony in the purchased gas adjustment reconciliation proceedings covering 2001 and 2002. In that testimony, the ICC staff expressed its position that MidAmerican Energy must reduce gas costs recovered from Illinois regulated gas customers through the purchased gas adjustment by the gross margins earned from MidAmerican Energy’s Illinois nonregulated retail customers since 1996. Gross margin is the difference between the revenue and the related cost of gas for MidAmerican Energy’s nonregulated sales of gas to retail customers in the entire state of Illinois. The ICC has not yet ruled in either case. In addition, MidAmerican Energy believes it is possible that the gross margins earned in earlier periods in final purchased gas adjustment reconciliation proceedings back to 1996 may be subject to challenge. If the ICC accepts the adjustments proposed by its staff and makes the same adjustment for the years 2003 - 2004, the total cumulative adjustment through November 30, 2004, including the adjustments since 1996, would be $7.8 million. In its declaratory ruling, the ICC decided to open a separate proceeding, in addition to the purchased gas adjustment reconciliation proceedings, to determine an appropriate remedy to impose upon MidAmerican Energy for making competitive sales throughout the state of Illinois without statutory or regulatory authorization. In its order initiating this separate proceeding, the ICC stated there would not be any further litigation of the ICC conclusions arrived at in the declaratory ruling proceeding, despite the lack of an evidentiary hearing in that proceeding. The order from the ICC in the declaratory ruling proceeding is now on appeal in the Illinois Appellate Court.

In November 2004, the Illinois legislature overrode the Governor’s veto and SB 2525 became law. That law allows MidAmerican Energy to continue its competitive gas sales in Illinois subject to ICC regulation. The ICC still must resolve the historical issues in the on-going purchase gas adjustment and related proceedings noted above.

Transmission Developments

On June 3, 2004, the FERC’s Division of Operational Investigations of the Office of Market Oversight and Investigations (“OMOI”) informed MidAmerican Energy that it was commencing an audit to determine whether and how MidAmerican Energy and its subsidiaries and affiliates are complying with (1) requirements of the standards of conduct and open access same-time information system of the FERC’s regulations, and (2) codes of conduct. In addition, the OMOI sought to review MidAmerican Energy’s transmission practices. The FERC commenced several such audits of utilities in 2003 and 2004. On September 29, 2005, the FERC approved the audit findings and MidAmerican Energy agreed to take certain corrective actions. Accordingly, MidAmerican Energy will build $9.2 million in previously unscheduled transmission system upgrades. That capital expenditure will be excluded from MidAmerican Energy’s rate base for six years during which time MidAmerican Energy will not earn a return on the transmission upgrades. In addition, MidAmerican Energy has agreed to accelerate $14.7 million of scheduled transmission system upgrades. MidAmerican Energy has implemented a compliance plan to address certain aspects of the audit findings relating to transmission practices and the administration of its Open Access Transmission Tariff (“OATT”).

On July 22, 2005, MidAmerican Energy made a filing with the FERC requesting its approval to establish a transmission service coordinator (“TSC”). The TSC would be a third party administrator of various MidAmerican Energy OATT functions for transmission service. On December 16, 2005, the FERC issued an order conditionally accepting MidAmerican Energy’s request to establish a TSC. The order requires MidAmerican Energy to make modifications to the draft TSC agreement filed with the FERC as part of the request and to file a final executed TSC agreement with the FERC for its review prior to the agreement becoming effective. MidAmerican Energy has entered into a contract with a third party vendor to administer MidAmerican Energy’s OATT. MidAmerican Energy does not believe that the incremental costs will have a material impact on its results of operations, financial position or cash flows. Subject to FERC approval, the TSC is scheduled to commence operations in the third quarter of 2006. Under the contract, the vendor would provide its tariff administration and planning services into the fall of 2009.

Electric Trading Developments

On July 13, 2004, the FERC issued an order requiring MidAmerican Energy to conduct a study to determine whether MidAmerican Energy or its affiliates possess generation market power. MidAmerican Energy is being required to show the absence of generation market power in order to be allowed to continue to sell wholesale electric power at market-based rates. The FERC order is intended to have MidAmerican Energy conform to what has become the FERC’s general practice for utilities given authorization to make wholesale market-based sales. Under this general practice, utilities authorized to make market-based electric sales must submit a new market power study to the FERC every three years. MidAmerican Energy filed the required study on October 29, 2004. On June 1, 2005, the FERC issued an order setting for investigation the reasonableness of MidAmerican Energy’s market-based rates within its control area. The order also terminated the previously established November 1, 2004, refund date and instead required that market-based sales made by MidAmerican Energy within its control area beginning August 7, 2005, be subject to refund until the matter is resolved. The FERC also required MidAmerican Energy to file additional information by July 1, 2005, and August 1, 2005. In its August 1, 2005 filing, MidAmerican Energy filed a proposed cost-based sales tariff applicable to sales made within its control area to replace its market-based sales tariff. The FERC is currently reviewing the proposed tariff. MidAmerican Energy does not expect the outcome of this issue to have a material effect on its results of operations, financial position or cash flows.

The Energy Policy Act of 2005

On August 8, 2005, the Energy Policy Act of 2005 (“Energy Policy Act”) was signed into law. That law potentially impacts many segments of the energy industry. A tax provision extended the federal production tax credit for new renewable electricity generation projects through December 31, 2007. In part as a result of that portion of the law, MidAmerican Energy began development efforts to add additional wind generation, as previously discussed under “Utility Construction Expenditures” above. The law also results in expanding FERC regulatory authority in areas such as electric system reliability, electric transmission expansion and pricing, regulation of utility holding companies, and enforcement authority to issue substantial civil penalties. The Energy Policy Act also repealed the Public Utility Holding Company Act of 1935 effective February 8, 2006. As a result of the repeal and a stock conversion, effective February 9, 2006, Berkshire Hathaway Inc. became the majority owner of MidAmerican Energy Holdings.

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

The EPA has in recent years implemented and proposed more stringent national ambient air quality standards. Additionally, legislation is pending, and could be proposed in the future, that may impact MidAmerican Energy if enacted. MidAmerican Energy has implemented a planning process that forecasts the site-specific controls and actions that may be required to meet emissions reductions as promulgated by the EPA. The plan allows MidAmerican Energy to more effectively manage its expenditures required to comply with emissions standards. MidAmerican Energy currently estimates that the incremental capital and operating expenditures to comply with environmental requirements will total approximately $470 million through 2012. Such estimates may change significantly at any time as a result of, among other factors, changes in related regulations, prices of products used to meet the requirements and management’s strategies for achieving compliance with the regulations.

Refer to Note (4)(a) of Notes to Consolidated Financial Statements in Item 8 for further discussion of air quality standards affecting MidAmerican Energy.

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

While debate continues at the national level over the direction of domestic climate policy, several states are developing state-specific or regional legislative initiatives to reduce greenhouse gas emissions. The outcome of climate change litigation and federal and state initiatives cannot be determined at this time; however, adoption of stringent limits on greenhouse gas emissions could significantly impact MidAmerican Energy’s fossil-fueled facilities and, therefore, its results of operations.

Generating Capability

On July 20, 2005, retail customer usage of electricity caused a new record hourly peak demand of 4,040 MW on MidAmerican Energy’s electric system, 105 MW greater than the previous record set in August 2003. MidAmerican Energy is interconnected with Iowa utilities and utilities in neighboring states. MidAmerican Energy is also a party to an electric generation reserve sharing pool and regional transmission group administered by the Mid-Continent Area Power Pool (“MAPP”). Each MAPP generation reserve participant is required to maintain for emergency purposes a net generating capability reserve of at least 15% above its system peak demand on a 12-month rolling basis. MidAmerican Energy’s reserve margin at peak demand for 2005 was approximately 26%.

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

The transmission developments may also impact MidAmerican Energy's wholesale electric purchases and sales. The FERC has proceedings underway which may influence the wholesale electric marketplace. Because of the uncertainties as to future regulatory policy governing transmission service and pricing, and regulation of wholesale electric sales, MidAmerican Energy is uncertain whether past wholesale costs and revenues will be representative of future wholesale costs and revenues.

Critical Accounting Policies and Estimates

The preparation of financial statements and related documents in conformity with Generally Accepted Accounting Principles requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note (1) of Notes to Consolidated Financial Statements in Item 8 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. Estimates are used for, but not limited to, the accounting for the effects of certain types of regulation, impairment of long-lived assets and goodwill, contingent liabilities, accrued pension and postretirement expense, income taxes and revenue. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements.

Accounting for Regulated Entities

MidAmerican Funding and MidAmerican Energy apply Statement of Financial Accounting Standards (“SFAS”) No. 71, “Accounting for the Effects of Certain Types of Regulation,” for MidAmerican Energy’s utility operations. A possible consequence of deregulation in the utility industry is that SFAS No. 71 may no longer apply. SFAS No. 71 sets forth accounting principles for operations that are regulated and meet the stated criteria. For operations that meet the criteria, SFAS No. 71 requires, among other things, the deferral of expense or income that would otherwise be recognized when incurred. MidAmerican Energy’s electric and gas utility operations currently meet the criteria required by SFAS No. 71, but its applicability is periodically reexamined. If portions of its utility operations no longer meet the criteria of SFAS No. 71, MidAmerican Energy could be required to write off the related regulatory assets and liabilities from its balance sheet, and thus, a material adjustment to earnings could result in that period and on an on-going basis.

Unbilled Revenue

Revenues are recorded as services are rendered to customers. MidAmerican Energy records unbilled revenues representing an estimate of the amount customers will be billed for services rendered between the meter-reading dates in a particular month and the end of that month. Factors that can impact the calculation include weather conditions, line losses, the assignment of volumes to customer groups, and prices applied to unbilled sales. The unbilled revenues estimate is reversed in the following month. To the extent the estimated amount differs from the amount subsequently billed, reported revenues will be affected. At December 31, 2005 and 2004, $91.7 million and $68.5 million, respectively, of unbilled revenues were included in accounts receivable.

Goodwill

The provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” which establishes the accounting for acquired goodwill and other intangible assets and provides that goodwill and indefinite-lived intangible assets will not be amortized, require allocating goodwill to each reporting unit and testing for impairment using a two-step approach. The goodwill impairment test is performed annually or whenever an event has occurred that would more likely than not reduce the fair value of a reporting unit below its carrying amount. MidAmerican Funding completed its annual review pursuant to SFAS No. 142 as of October 31, 2005, primarily using a discounted cash flow methodology. No impairment was indicated as a result of these assessments.

MidAmerican Funding records goodwill adjustments for (i) changes in the estimates of or the settlement of tax bases of acquired assets, liabilities and carryforwards and items relating to acquired entities’ prior income tax returns and (ii) the tax benefit associated with the excess of tax-deductible goodwill over the reported amount of goodwill. Determination of the fair values of the related reporting units involves substantial estimates, as ready markets are not available for all reporting units. Accordingly, a change in the assumptions and/or estimates used in the determination of the fair values of the reporting units, including forecasts of cash flows and discount rates applied to such cash flows, could significantly affect the outcome, possibly resulting in an impairment of related goodwill.

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

Accrued Pension and Postretirement Expense

Pension and postretirement costs are accrued throughout the year based on results of an annual study performed by external actuaries. In addition to the benefits granted to employees, the timing of the cost of these plans is impacted by assumptions used by the actuaries, including assumptions provided by MidAmerican Energy for the discount rate and long-term rate of return on assets. Both of these factors require estimates and projections by management and can fluctuate from period to period. Actual returns on assets are significantly affected by stock and bond markets, over which management has little control. The interest rate at which projected benefits are discounted also significantly affects amounts expensed. Refer to Note (9) of Notes to Consolidated Financial Statements in Item 8 for disclosures about MidAmerican Energy retirement plans and costs. If management changed the assumed discount rate or long-term rate of return on assets by one percentage point, the approximate effect on the respective plans would be as follows:

			Other Postretirement
	Pension Plans		Benefit Plans
	+1.0%	-1.0%	+1.0%	-1.0%
		(in thousands)
Effect on December 31, 2005, benefit obligations:
Discount rate	$(62,128)	$75,213	$(28,671)	$35,735

Effect on periodic benefit cost:
Discount rate	(4,059)	1,900	(2,104)	2,122
Expected return on assets	(5,580)	5,579	(1,419)	1,417

Income Taxes

MidAmerican Energy and MidAmerican Funding recognize deferred tax assets and liabilities based on the difference between the financial statement and tax basis of assets and liabilities using estimated tax rates in effect for the year in which the differences are expected to reverse. Based on existing regulatory precedent, MidAmerican Energy is not allowed to recognize deferred income tax expense related to certain temporary differences resulting from accelerated tax depreciation and other property related basis differences. For these differences, MidAmerican Energy establishes deferred tax liabilities and regulatory assets on the consolidated balance sheets since MidAmerican Energy is allowed to recover the increased tax expense when these differences reverse.

MidAmerican Energy and MidAmerican Funding establish accruals for certain tax contingencies when, despite the belief that their tax return positions are fully supported, they also believe that certain positions may be challenged and that it is probable the positions may not be fully sustained. MidAmerican Energy and MidAmerican Funding are under continuous examination by the Internal Revenue Service and other tax authorities and account for potential losses of tax benefits in accordance with SFAS No. 5, “Accounting for Contingencies.” Tax contingency reserves are included in taxes accrued and other liabilities - other on the consolidated balance sheets. Considering all tax contingency reserves, neither company expects the resolution of these matters to have a material impact on its financial position or result of operations.

The calculation of current and deferred income taxes requires management to apply judgment related to the application of complex tax laws or interpretations and uncertainties related to the outcome of tax audits. Changes in such factors may result in changes to management’s estimates, which could require MidAmerican Energy or MidAmerican Funding to adjust its currently recorded tax assets and liabilities and record additional income tax expense or benefits.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

MidAmerican Funding, including MidAmerican Energy, is exposed to loss of net income, cash flows and asset values due to market risk, including: 1) changes in the market price of gas, electricity and fuel used in its regulated and nonregulated businesses, 2) variations in the severity of weather conditions from normal, and 3) changes in interest rates. See also Note (13) of Notes to Consolidated Financial Statements in Item 8 for a discussion of MidAmerican Funding’s and MidAmerican Energy’s exposures to credit risk. To manage these exposures, MidAmerican Energy enters into various financial derivative instruments, including futures, swaps, options and forward physical contracts. Through the functioning of a risk oversight committee, senior management provides the overall direction, structure, conduct and control of MidAmerican Energy’s risk management activities, including authorization and communication of risk management policies and procedures, the use of financial derivative instruments, strategic hedging program guidelines, appropriate market and credit risk limits, and appropriate systems for recording, monitoring and reporting the results of transactional and risk management activities. Refer to Note (12) of Notes to Consolidated Financial Statements in Item 8 for a discussion of MidAmerican Energy’s derivative instruments and its commodity price and weather risks.

Interest Rate Risk

MidAmerican Energy -

As of December 31, 2005, MidAmerican Energy had fixed-rate long-term debt totaling $1.5 billion with a fair value of $1.6 billion. These instruments are fixed-rate and therefore do not expose MidAmerican Energy to the risk of earnings loss due to changes in market interest rates. However, the fair value of these instruments would decrease by approximately $78 million if interest rates were to increase by 10% from their levels at December 31, 2005. In general, such a decrease in fair value would impact earnings and cash flows only if MidAmerican Energy were to reacquire all or a portion of these instruments prior to their maturity.

As of December 31, 2005, MidAmerican Energy had long-term floating rate obligations totaling $120 million that expose MidAmerican Energy to risk of increased interest expense in the event of increases in short-term interest rates. This market risk is not hedged. The carrying value of the long-term and floating rate obligations at December 31, 2005, approximated fair value. If the floating interest rates were to increase by 10% from December 31, 2005, levels, MidAmerican Energy’s interest expense for the floating rate obligations would increase by approximately $0.4 million annually based on December 31, 2005, principal balances.

MidAmerican Funding -

As of December 31, 2005, MidAmerican Funding had fixed-rate long-term debt totaling $700 million with a fair value of $757 million. These instruments are fixed-rate and therefore do not expose MidAmerican Funding to the risk of earnings loss due to changes in market interest rates. However, the fair value of these instruments would decrease by approximately $32 million if interest rates were to increase by 10% from their levels at December 31, 2005. In general, such a decrease in fair value would impact earnings and cash flows only if MidAmerican Funding were to reacquire all or a portion of these instruments prior to their maturity.

Item 8.     Financial Statements and Supplementary Data

MidAmerican Energy Company and Subsidiary

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder
MidAmerican Energy Company
Des Moines, Iowa

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of MidAmerican Energy Company and subsidiary (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, comprehensive income, retained earnings, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MidAmerican Energy Company and subsidiary as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Des Moines, Iowa
March 3, 2006

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands)

	As of December 31,
	2005	2004
ASSETS
Utility Plant, Net
Electric	$5,933,387	$5,498,878
Gas	992,834	957,011
	6,926,221	6,455,889
Accumulated depreciation and amortization	(3,096,933)	(2,956,856)
	3,829,288	3,499,033
Construction work in progress	596,458	369,406
	4,425,746	3,868,439

Current Assets
Cash and cash equivalents	70,914	88,113
Short-term investments	25,425	39,500
Receivables, less reserves of $10,872 and $8,678, respectively	463,630	332,759
Inventories	84,623	89,646
Other	61,221	22,080
	705,813	572,098

Investments and Nonregulated Property, Net	359,690	333,360
Regulatory Assets	237,201	227,997
Other Assets	135,687	110,057
Total Assets	$5,864,137	$5,111,951

CAPITALIZATION AND LIABILITIES

Capitalization
Common shareholder’s equity	$1,744,882	$1,527,468
MidAmerican Energy preferred securities	30,329	30,329
Long-term debt, excluding current portion	1,471,251	1,331,509
	3,246,462	2,889,306
Current Liabilities
Current portion of long-term debt	160,509	91,018
Accounts payable	359,496	241,836
Taxes accrued	84,122	91,108
Interest accrued	14,488	13,842
Other	94,501	83,949
	713,116	521,753
Other Liabilities
Deferred income taxes	471,892	456,581
Investment tax credits	43,962	48,143
Asset retirement obligations	191,117	166,845
Regulatory liabilities	763,155	677,489
Other	434,433	351,834
	1,904,559	1,700,892
Total Capitalization and Liabilities	$5,864,137	$5,111,951

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Years Ended December 31,
	2005	2004	2003
Operating Revenues
Regulated electric	$1,513,239	$1,421,709	$1,397,997
Regulated gas	1,322,717	1,010,909	947,393
Nonregulated	324,381	263,735	250,422
	3,160,337	2,696,353	2,595,812
Operating Expenses
Regulated:
Cost of fuel, energy and capacity	468,132	398,610	396,342
Cost of gas sold	1,098,410	789,975	720,633
Other operating expenses	389,297	380,815	364,043
Maintenance	150,740	164,821	139,377
Depreciation and amortization	267,628	264,952	279,650
Property and other taxes	95,064	92,637	91,582
	2,469,271	2,091,810	1,991,627
Nonregulated:
Cost of sales	290,890	230,567	215,664
Other	19,052	17,580	17,701
	309,942	248,147	233,365
Total operating expenses	2,779,213	2,339,957	2,224,992

Operating Income	381,124	356,396	370,820

Non-Operating Income
Interest and dividend income	6,016	4,401	4,956
Allowance for equity funds	24,433	18,949	11,377
Other income	7,128	6,340	7,344
Other expense	(4,198)	(3,615)	(3,205)
	33,379	26,075	20,472
Fixed Charges
Interest on long-term debt	80,485	71,949	72,207
Other interest expense	8,409	5,728	3,813
Allowance for borrowed funds	(10,544)	(7,816)	(4,586)
	78,350	69,861	71,434

Income Before Income Taxes	336,153	312,610	319,858
Income Taxes	114,856	102,155	131,261

Net Income	221,297	210,455	188,597
Preferred Dividends	1,247	1,245	1,416

Earnings on Common Stock	$220,050	$209,210	$187,181

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,
	2005	2004	2003

Earnings on Common Stock	$220,050	$209,210	$187,181

Other Comprehensive Income (Loss)
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) during period-
Before income taxes	-	-	(7,372)
Income tax (expense) benefit	-	-	3,065
	-	-	(4,307)
Less realized gains (losses) reflected in net income during period-
Before income taxes	-	682	5,513
Income tax (expense) benefit	-	(283)	(2,292)
	-	399	3,221

Less net unrealized gains (losses) reclassified to regulatory assets and liabilities -
Before income taxes	-	-	(12,369)
Income tax benefit	-	-	5,142
	-	-	(7,227)

Minimum pension liability adjustment:
Before income taxes	(4,512)	-	-
Income tax benefit	1,876	-	-
	(2,636)	-	-

Other comprehensive income (loss)	(2,636)	(399)	(301)

Comprehensive Income	$217,414	$208,811	$186,880

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2005	2004	2003

Net Cash Flows From Operating Activities
Net income	$221,297	$210,455	$188,597
Adjustments to reconcile net income to net cash provided:
Depreciation and amortization	268,943	266,207	280,803
Deferred income taxes and investment tax credit, net	(569)	35,531	544
Amortization of other assets and liabilities	27,667	18,210	32,771
Impact of changes in working capital-
Receivables, net	(116,922)	(28,697)	20,678
Inventories	5,023	(4,181)	3,027
Accounts payable	90,895	29,310	(47,765)
Taxes accrued	(5,602)	(1,748)	(10,505)
Other current assets and liabilities	(8,144)	9,436	(2,089)
Other, net	(19,422)	(11,029)	(24,802)
Net cash provided by operating activities	463,166	523,494	441,259

Net Cash Flows From Investing Activities
Utility construction expenditures	(699,061)	(631,962)	(344,137)
Quad Cities Station decommissioning trust fund	(8,299)	(8,299)	(8,299)
Purchases of available-for-sale securities	(563,330)	(748,801)	(352,327)
Proceeds from sales of available-for-sale securities	564,025	691,133	337,169
Other, net	17,635	18,004	26,428
Net cash used in investing activities	(689,030)	(679,925)	(341,166)

Net Cash Flows From Financing Activities
Dividends paid	(1,247)	(1,245)	(188,916)
Issuance of long-term debt, net of issuance cost	296,466	347,769	272,550
Retirement of long-term debt, including reacquisition cost	(90,850)	(56,168)	(202,076)
Net decrease in notes payable	-	(48,000)	(7,000)
Other	4,296	(963)	-
Net cash provided by (used in) financing activities	208,665	241,393	(125,442)

Net Increase (Decrease) in Cash and Cash Equivalents	(17,199)	84,962	(25,349)
Cash and Cash Equivalents at Beginning of Year	88,113	3,151	28,500
Cash and Cash Equivalents at End of Year	$70,914	$88,113	$3,151

Supplemental Disclosure:
Interest paid, net of amounts capitalized	$66,441	$56,985	$63,171
Income taxes paid	$125,531	$68,348	$142,660

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CAPITALIZATION
(In thousands, except share amounts)

	As of December 31,
	2005		2004

Common Shareholder’s Equity
Common shares, no par; 350,000,000 shares authorized;
70,980,203 shares outstanding	$561,162		$561,162
Retained earnings	1,186,356		966,306
Accumulated other comprehensive income:
Minimum pension liability adjustment	(2,636)		-
	1,744,882	53.8%	1,527,468	52.9%
Preferred Securities (100,000,000 shares authorized)
Cumulative shares outstanding; not subject to mandatory
redemption:
$3.30 Series, 49,451 shares	4,945		4,945
$3.75 Series, 38,305 shares	3,831		3,831
$3.90 Series, 32,630 shares	3,263		3,263
$4.20 Series, 47,362 shares	4,736		4,736
$4.35 Series, 49,945 shares	4,994		4,994
$4.40 Series, 35,697 shares	3,570		3,570
$4.80 Series, 49,898 shares	4,990		4,990
	30,329	0.9%	30,329	1.0%
Long-Term Debt, Excluding Current Portion
Pollution control revenue obligations:
6.1% Series due 2007	1,000		1,000
5.95% Series, due 2023 (secured by general mortgage
bonds)	29,030		29,030
Variable rate series -
Due 2016 and 2017, 3.59% and 2.05%, respectively	37,600		37,600
Due 2023 (secured by general mortgage bonds),
3.59% and 2.05%, respectively	28,295		28,295
Due 2023, 3.59% and 2.05%, respectively	6,850		6,850
Due 2024, 3.59% and 2.05%, respectively	34,900		34,900
Due 2025, 3.59% and 2.05%, respectively	12,750		12,750
Notes:
6.375% Series, due 2006	-		160,000
5.125% Series, due 2013	275,000		275,000
4.65% Series, due 2014	350,000		350,000
6.75% Series, due 2031	400,000		400,000
5.75% Series, due 2035	300,000		-
Obligation under capital lease	1,184		1,524
Unamortized debt premium and discount, net	(5,358)		(5,440)
	1,471,251	45.3%	1,331,509	46.1%
Total Capitalization	$3,246,462	100.0%	$2,889,306	100.0%

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
(In thousands)

	Years Ended December 31,
	2005	2004	2003

Beginning of Year	$966,306	$757,096	$757,415

Net Income	221,297	210,455	188,597

Deduct:
Dividends declared on preferred shares	1,247	1,245	1,416
Dividends declared on common shares	-	-	187,500
	1,247	1,245	188,916

End of Year	$1,186,356	$966,306	$757,096

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies

(a)	Company Organization

MidAmerican Energy Company (“MidAmerican Energy”) is a public utility with electric and natural gas operations and is the principal subsidiary of MHC Inc. (“MHC”). MHC has the following nonregulated subsidiaries: InterCoast Capital Company, MidAmerican Services Company, Midwest Capital Group, Inc. and MEC Construction Services Co. MHC is the direct wholly owned subsidiary of MidAmerican Funding, LLC, (“MidAmerican Funding”), which is an Iowa limited liability company with MidAmerican Energy Holdings Company (“MidAmerican Energy Holdings”) as its sole member. MHC, MidAmerican Funding and MidAmerican Energy Holdings are public utility holding companies headquartered in Des Moines, Iowa.

(b)	Principles of Consolidation and Preparation of Financial Statements

The accompanying consolidated financial statements include MidAmerican Energy and the subsidiary under its control. In accordance with generally accepted accounting principles, the subsidiary, which is less than 100% owned but greater than 50% owned, is consolidated with a minority interest, and all significant intercompany transactions have been eliminated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

Certain classifications of amounts for 2005 are different than that of prior years. Accordingly, historical amounts have been reclassified. The accompanying Consolidated Balance Sheet as of December 31, 2004, reflects the reclassification of $39.5 million from Cash and Cash Equivalents to Short-Term Investments related to auction rate securities discussed in Note (1)(h). In the accompanying Consolidated Statement of Cash Flows for the year ended December 31, 2004, Cash and Cash Equivalents was reduced by $39.5 million. Additionally, the accompanying Consolidated Statements of Cash Flows for the years ended December 31, 2004 and 2003, reflect Purchases of Available-for-Sale Securities totaling $646.9 million and $248.7 million, respectively, and Proceeds from Sales of Available-for-Sale Securities totaling $607.4 million and $248.7 million, respectively, related to auction rate securities.

Additionally, the accompanying Consolidated Statements of Cash Flows for the years ended December 31, 2004 and 2003, reflect Purchases of Available-for-Sale Securities totaling $101.9 million and $103.7 million, respectively, and Proceeds from Sales of Available-for-Sale Securities totaling $83.7 million and $88.5 million, respectively, related to transactions of securities held in the Quad Cities Station nuclear decommissioning trusts.

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

	As of December 31,
	Average
	Remaining Life	2005	2004
		(In thousands)
Regulatory assets:
Deferred income taxes, net	27 years	$145,967	$131,770
Unrealized loss on regulated hedges	1 year	45,431	36,794
Minimum pension liability adjustment	17 years	11,694	18,203
Debt refinancing costs	8 years	11,998	15,365
Environmental costs	1 year	4,907	9,284
Asset retirement obligations	8 years	9,208	8,273
Nuclear generation assets	14 years	6,487	6,727
Other	Various	1,509	1,581
Total		$237,201	$227,997

Regulatory liabilities:
Cost of removal accrual	27 years	$448,493	$428,719
Iowa electric settlement accrual	2 years	213,135	181,188
Asset retirement obligations	32 years	65,966	53,259
Unrealized gain on regulated hedges	1 year	29,648	7,462
Environmental insurance recovery	1 year	3,494	3,599
Nuclear insurance reserve	48 years	2,419	3,262
Total		$763,155	$677,489

Of the regulatory assets listed, only the nuclear generation assets are included in rate base and earn a return. Recovery of the assets is estimated to be over the periods shown above.

Refer to Note (14) for a discussion of the cost of removal accrual and asset retirement obligations and to Note (5) regarding the Iowa electric settlement accrual.

(d)	Revenue Recognition

Revenues are recorded in the period services are rendered to customers. MidAmerican Energy records unbilled revenues representing the estimated amount customers will be billed for services rendered between the meter reading dates in a particular month and the end of that month. Accrued unbilled revenues were $91.7 million and $68.5 million at December 31, 2005 and 2004, respectively, and are included in Receivables on the Consolidated Balance Sheets.

MidAmerican Energy's Illinois and South Dakota jurisdictional sales, or approximately 11% of total retail electric sales, and all of its retail gas sales are subject to energy adjustment clauses. MidAmerican Energy also has costs that are recovered, at least in part, through bill riders, including energy efficiency costs. The clauses and riders allow MidAmerican Energy to adjust the amounts charged for electric and gas service as the related costs change. The costs recovered in revenues through use of the adjustment clauses and bill riders are charged to expense in the same period the related revenues are recognized. At any given time, these costs may be over or under collected from customers. The total under collection included in Receivables at December 31, 2005 and 2004, was $89.5 million and $49.9 million, respectively.

(e)	Depreciation and Amortization

MidAmerican Energy's provisions for depreciation and amortization for its utility operations are based on straight-line composite rates. In November 2004, MidAmerican Energy changed the assumed life of Quad Cities Station pursuant to a 20-year extension to the operating license of the plant by the Nuclear Regulatory Commission. As a result of the change in estimated useful life, net income for 2005 was increased by $6.7 million, prior to the effect of the Iowa revenue sharing arrangement. The average depreciation and amortization rates applied to depreciable utility plant for the years ended December 31 were as follows:

	2005	2004	2003

Electric	3.8%	4.0%	4.3%
Gas	3.4%	3.4%	3.5%

Utility plant is stated at original cost which includes overhead costs, administrative costs and an allowance for funds used during construction.

The cost of repairs and minor replacements is charged to maintenance expense. Property additions and major property replacements are charged to plant accounts. In addition to asset retirement obligations required by SFAS No. 143, as discussed in Note (14), MidAmerican Energy accrues for the cost of removing electric and gas assets through its depreciation rates. The estimated accumulated amount of such accruals is included in regulatory liabilities. The original cost of depreciable units of utility plant retired or disposed of in the normal course of business is eliminated from the utility plant accounts and a similar amount is charged to accumulated depreciation.

Additionally, depreciation and amortization expense for 2005, 2004 and 2003 includes $40.9 million, $50.8 million and $54.1 million, respectively, for a regulatory charge pursuant to the terms of an electric rate settlement agreement in Iowa. Refer to Note (5) for a discussion of the settlement agreement.

An allowance for the estimated annual decommissioning costs of the Quad Cities Station equal to the level of funding into the related external trusts is also included in depreciation expense. See Note (4)(b) for additional information regarding decommissioning costs.

(f)	Investments and Nonregulated Property, Net

Investments and Nonregulated Property, Net includes the following amounts as of December 31 (in thousands):

	2005	2004

Nuclear decommissioning trusts	$228,070	$207,464
Rabbi trusts	115,267	108,156
Coal transportation property, net of accumulated depreciation
of $2,579 and $2,287, respectively	9,340	9,632
Non-utility property, net of accumulated depreciation of $4,058
and $3,124, respectively	6,967	8,063
Other	46	45
Total	$359,690	$333,360

Investments held by the nuclear decommissioning trusts for the Quad Cities Station units are classified as available-for-sale and are reported at fair value. An amount equal to the net unrealized gains and losses on those investments is recorded as an adjustment to Regulatory Liabilities on the Consolidated Balance Sheets. Funds are invested in the trusts in accordance with applicable federal investment guidelines and are restricted for use as reimbursement for costs of decommissioning MidAmerican Energy’s Quad Cities Station.

The investment in Rabbi trusts represents the cash surrender value of corporate-owned life insurance policies on certain key executives and the fair value of other related investments. The Rabbi trusts were established to administer various nonqualified executive and director compensation plans, and investments in each trust are restricted for use in meeting the costs and obligations of the trust and related compensation plans.

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

(h)	Short-term Investments

Short-term Investments consists of auction rate securities, which are classified as available-for-sale securities as management does not intend to hold them to maturity nor are they bought and sold with the objective of generating profits on short-term differences in price. Auction rate securities are not considered cash equivalents due to their stated maturities. The carrying value of these instruments approximates their fair value.

(i)	Accounting for Derivatives

MidAmerican Energy uses a variety of financial derivative instruments to help manage its exposure to market risk. Derivatives that qualify and are designated as “normal” purchases or sales contracts are accounted for when settled. All other derivatives are recorded as either assets or liabilities on the Consolidated Balance Sheets and are measured at fair value. Changes in the value of derivative instruments used for regulated utility hedging purposes are recorded as regulatory assets or liabilities and, therefore, would not impact earnings until realized. Revenue and cost of sales from derivative instruments used for trading purposes are presented as net nonregulated revenue on the consolidated statement of operations.

See Note (12) for further discussion on risk management and the use of derivative instruments to manage such risk.

(j)	Income Taxes

MidAmerican Energy and MidAmerican Funding recognize deferred tax assets and liabilities based on the difference between the financial statement and tax basis of assets and liabilities using estimated tax rates in effect for the year in which the differences are expected to reverse. Based on existing regulatory precedent, MidAmerican Energy is not allowed to recognize deferred income tax expense related to certain temporary differences resulting from accelerated tax depreciation and other property related basis differences. For these differences, MidAmerican Energy establishes deferred tax liabilities and regulatory assets on the consolidated balance sheets since MidAmerican Energy is allowed to recover the increased tax expense when these differences reverse.

MidAmerican Energy and MidAmerican Funding establish accruals for certain tax contingencies when, despite the belief that their tax return positions are fully supported, they also believe that certain positions may be challenged and that it is probable the positions may not be fully sustained. MidAmerican Energy and MidAmerican Funding are under continuous examination by the Internal Revenue Service and other tax authorities and account for potential losses of tax benefits in accordance with SFAS No. 5, “Accounting for Contingencies.” Tax contingency reserves included in Taxes Accrued and Other Liabilities - Other on the Consolidated Balance Sheets. Considering all tax contingency reserves, neither company expects the resolution of these matters to have a material impact on its financial position or result of operations.

The calculation of current and deferred income taxes requires management to apply judgment related to the application of complex tax laws or reverse interpretations and uncertainties related to the outcome of tax audits. Changes in such factors may result in changes to management’s estimates, which could require MidAmerican Energy or MidAmerican Funding to adjust its currently recorded tax assets and liabilities and record additional income tax expense or benefits.

(k)	Allowance for Funds Used During Construction

Allowance for funds used during construction (“AFUDC”) represents the cost of debt and equity funds used to finance utility plant construction and is computed based on guidelines set forth by the FERC. MidAmerican Energy is allowed to capitalize AFUDC as a cost of utility plant construction and record a corresponding amount of income. The amount related to debt funds is reflected as a reduction of Fixed Charges in the Consolidated Statements of Income, and the amount related to equity funds is reflected in Non-Operating Income. The capitalized AFUDC is depreciated as a cost of the related property and is included in rate base and earns a return. Refer to Note (5) for a discussion of the impact of Iowa revenue sharing arrangements on capitalized AFUDC.

(2)	Jointly Owned Utility Plant

Under joint plant ownership agreements with other utilities, MidAmerican Energy as a tenant in common had undivided interests at December 31, 2005, in jointly owned generating plants as shown in the table below. Accumulated depreciation amounts are exclusive of related cost of removal reflected in Regulatory Liabilities on the Consolidated Balance Sheet.

MidAmerican Energy accounts for its proportional share of each facility. The amounts below represent MidAmerican Energy’s share in each jointly owned unit. Each participant has provided financing for its share of each unit. Operating costs of each facility are assigned to joint owners based on ownership percentage or energy purchased, depending on the nature of the cost. Operating Expenses on the Consolidated Statements of Operations include MidAmerican Energy’s share of the expenses of these units.

	Nuclear	Coal-fired
			Council
	Quad Cities	Neal	Bluffs	Neal	Ottumwa	Louisa
	Units	Unit	Unit	Unit	Unit	Unit
	No. 1 & 2	No. 3	No. 3	No. 4	No. 1	No. 1
	(dollars in millions)

In service date	1972	1975	1978	1979	1981	1983
Percent ownership	25.0%	72.0%	79.1%	40.6%	52.0%	88.0%
Utility plant in service	$282	$143	$307	$181	$226	$575
Accumulated depreciation	$142	$94	$208	$117	$136	$322
Accredited capacity at MidAmerican
Energy 2005 peak (megawatts)	437	371	546	261	350	616

MidAmerican Energy is also a joint owner of certain 345 and 161 kilovolt transmission lines. As of December 31, 2005, MidAmerican Energy’s share of jointly owned transmission facilities totaled $86 million of utility plant in service and $40 million of related accumulated depreciation.

(3)	Inventories

Inventories includes the following amounts as of December 31 (in thousands):

	2005	2004

Materials and supplies, at average cost	$41,034	$36,998
Coal stocks, at average cost	17,668	26,659
Gas in storage, at LIFO cost	23,174	24,104
Fuel oil, at average cost	2,747	1,885
Total	$84,623	$89,646

At December 31, 2005 and 2004 prices, the current cost of gas in storage was $148.2 million and $93.4 million, respectively.

(4)   Commitments and Contingencies

(a)	Air Quality

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

The EPA has in recent years implemented more stringent national ambient air quality standards for ozone and new standards for fine particulate matter. These standards set the minimum level of air quality that must be met throughout the United States. Areas that achieve the standards, as determined by ambient air quality monitoring, are characterized as being in attainment of the standard. Areas that fail to meet the standard are designated as being nonattainment areas. Generally, once an area has been designated as a nonattainment area, sources of emissions that contribute to the failure to achieve the ambient air quality standards are required to make emissions reductions. The EPA has concluded that the entire state of Iowa, where MidAmerican Energy’s major emission sources are located, is in attainment of the ozone standards and the fine particulate matter standards.

On December 20, 2005, the EPA proposed strengthening the ambient air quality standard for fine particles, suggesting a range of prospective new levels for fine particulate matter and suggesting maintaining the annual standard at the current level while reducing the 24-hour standard. The EPA established a 90-day public comment period on its plan, which closes April 17, 2006, and final rules are anticipated to be issued in September 2006. Until the public comment period closes and the EPA takes final action on the proposal, the impact of the proposed rules on MidAmerican Energy cannot be determined.

On March 10, 2005, the EPA released the final Clean Air Interstate Rule (“CAIR”), calling for reductions of sulfur dioxide (“SO2”) and nitrogen oxides (“NOx”) in the eastern United States through, at each state’s option, a market-based cap and trade system, emission reductions, or both. The state of Iowa is implementing rules that exercise the option of the market-based cap and trade system. While the state of Iowa has been determined to be in attainment of the ozone and fine particulate standards, Iowa has been found to significantly contribute to nonattainment of the fine particulate standard in Cook County, Illinois; Lake County, Indiana; Madison County, Illinois; St. Clair County, Illinois; and Marion County, Indiana. The EPA has also concluded that emissions from Iowa significantly contribute to ozone nonattainment in Kenosha and Sheboygan counties in Wisconsin and Macomb County, Michigan. Under the final CAIR, the first phase reductions of SO2 emissions are effective on January 1, 2010, with the second phase reductions effective January 1, 2015. For NOx, the first phase emissions reductions are effective January 1, 2009, and the second phase reductions are effective January 1, 2015. The CAIR calls for overall reductions of SO2 and NOx in Iowa of 68% and 67%, respectively, by 2015. The CAIR will impact the operation of MidAmerican Energy’s generating facilities and will require MidAmerican Energy to either reduce emissions from those facilities through the installation of emission controls or purchase additional emission allowances, or some combination thereof.

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

The CAIR or the CAMR could, in whole or in part, be superseded or made more stringent by one of a number of multi-pollutant emission reduction proposals currently under consideration at the federal level, including pending legislative proposals that contemplate 70% to 90% reductions of SO2, NOX and mercury, as well as possible new federal regulation of carbon dioxide and other gases that may affect global climate change. In addition to any federal legislation that could be enacted by Congress to supersede the CAIR and the CAMR, the rules could be changed or overturned as a result of litigation. The sufficiency of the standards established by both the CAIR and CAMR has been legally challenged in the United States District Court for the District of Columbia. Until the court makes a determination regarding the merits of the challenges to the CAIR and CAMR, the full impact of the rules on MidAmerican Energy cannot be determined.

MidAmerican Energy has implemented a planning process that forecasts the site-specific controls and actions that may be required to meet emissions reductions as promulgated by the EPA. In accordance with an Iowa law passed in 2001, MidAmerican Energy has on file with the IUB its current multi-year plan and budget for managing SO2 and NOX from its generating facilities in a cost-effective manner. The plan, which is required to be updated every two years, provides specific actions to be taken at each coal-fired generating facility and the related costs and timing for each action. On July 17, 2003, the IUB issued an order that affirmed an administrative law judge’s approval of the initial plan filed April 1, 2002, as amended. On October 4, 2004, the IUB issued an order approving MidAmerican Energy’s second biennial plan as revised in a settlement MidAmerican Energy entered into with the Iowa Office of Consumer Advocate (“OCA”). That plan covers the time period from April 1, 2004 through December 31, 2006. Neither IUB order resulted in any changes to electric rates for MidAmerican Energy. The effect of the orders is to approve the prudence of expenditures made consistent with the plans. Pursuant to an unrelated rate settlement agreement approved by the IUB on October 17, 2003, if prior to January 1, 2011, capital and operating expenditures to comply with environmental requirements cumulatively exceed $325 million, then MidAmerican Energy may seek to recover the additional expenditures from customers.

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

In recent years, the EPA has requested from several utilities information and supporting documentation regarding their capital projects for various generating plants. The requests were issued as part of an industry-wide investigation to assess compliance with the NSR and the New Source Performance Standards of the Clean Air Act. In December 2002 and April 2003, MidAmerican Energy received requests from the EPA to provide documentation related to its capital projects from January 1, 1980, to April 2003 for a number of its generating plants. MidAmerican Energy has submitted information to the EPA in responses to these requests, and there are currently no outstanding data requests pending from the EPA. MidAmerican Energy cannot predict the outcome of these requests at this time.

In 2002 and 2003, the EPA proposed various changes to its NSR rules that clarify what constitutes routine repair, maintenance and replacement for purposes of triggering NSR requirements. These changes have been subject to legal challenge and, until such time as the legal challenges are resolved and the rules are effective, MidAmerican Energy will continue to manage projects at its generating plants in accordance with the rules in effect prior to 2002. On June 24, 2005, the Washington D.C. Circuit Court upheld major portions of the EPA’s 2002 NSR Rule but invalidated other portions. On October 13, 2005, the EPA proposed a rule that would change or clarify how emission increases are to be calculated for purposes of determining the applicability of the NSR permitting program for existing power plants and opened a public comment period, which ended on February 17, 2006. The impact of these proposed changes on MidAmerican Energy cannot be determined until after the rule is finalized and implemented.

(b)	Nuclear Decommissioning Costs

Expected nuclear decommissioning costs for Quad Cities Station have been developed based on a site-specific decommissioning study that includes decontamination, dismantling, site restoration, dry fuel storage cost and an assumed shutdown date. Quad Cities Station nuclear decommissioning costs are included in base rates in MidAmerican Energy’s Iowa tariffs.

MidAmerican Energy's share of estimated decommissioning costs for Quad Cities Station as of December 31, 2005, was $163 million and is reflected in Asset Retirement Obligations on the Consolidated Balance Sheet. Refer to Note (14) for a discussion of asset retirement obligations. MidAmerican Energy has established trusts for the investment of funds for decommissioning the Quad Cities Station. The fair value of the assets held in the trusts was $228.1 million as of December 31, 2005, and is reflected in Investments and Nonregulated Property, Net on the Consolidated Balance Sheets.

MidAmerican Energy's depreciation and amortization expense included costs for Quad Cities Station nuclear decommissioning of $8.3 million for each of the years 2005, 2004 and 2003. The regulatory provision charged to expense is equal to the funding that is being collected in Iowa rates.

(c)	Nuclear Insurance

MidAmerican Energy maintains financial protection against catastrophic loss associated with its interest in Quad Cities Station through a combination of insurance purchased by Exelon Generation Company, LLC (the operator and joint owner of Quad Cities Station), insurance purchased directly by MidAmerican Energy, and the mandatory industry-wide loss funding mechanism afforded under the Price-Anderson Amendments Act of 1988, which was amended and extended by the Energy Policy Act of 2005. The general types of coverage are: nuclear liability, property coverage and nuclear worker liability.

Exelon Generation purchases private market nuclear liability insurance for Quad Cities Station in the maximum available amount of $300 million, which includes coverage for MidAmerican Energy's ownership. In accordance with the Price-Anderson Amendments Act of 1988, as amended and extended by the Energy Policy Act of 2005, excess liability protection above that amount is provided by a mandatory industry-wide Secondary Financial Protection program under which the licensees of nuclear generating facilities could be assessed for liability incurred due to a serious nuclear incident at any commercial nuclear reactor in the United States. Currently, MidAmerican Energy's aggregate maximum potential share of an assessment for Quad Cities Station is approximately $50.3 million per incident, payable in installments not to exceed $7.5 million annually.

The property insurance covers property damage, stabilization and decontamination of the facility, disposal of the decontaminated material and premature decommissioning arising out of a covered loss. For Quad Cities Station, Exelon Generation purchases primary and excess property insurance protection for the combined interests in Quad Cities Station, with coverage limits totaling $2.1 billion. MidAmerican Energy also directly purchases extra expense coverage for its share of replacement power and other extra expenses in the event of a covered accidental outage at Quad Cities Station. The property and related coverages purchased directly by MidAmerican Energy and by Exelon Generation, which includes the interests of MidAmerican Energy, are underwritten by an industry mutual insurance company and contain provisions for retrospective premium assessments should two or more full policy-limit losses occur in one policy year. Currently, the maximum retrospective amounts that could be assessed against MidAmerican Energy from industry mutual policies for its obligations associated with Quad Cities Station total $9.0 million.

The master nuclear worker liability coverage, which is purchased by Exelon Generation for Quad Cities Station, is an industry-wide guaranteed-cost policy with an aggregate limit of $300 million for the nuclear industry as a whole, which is in effect to cover tort claims of workers in nuclear-related industries.

(d)	Purchase Commitments

MidAmerican Energy has coal supply and related transportation contracts for its fossil fueled generating stations. As of December 31, 2005, the contracts, with expiration dates ranging from 2006 to 2010, required minimum payments of $87.4 million, $70.0 million, $35.6 million, $35.2 million and $16.1 million for the years 2006 through 2010, respectively. MidAmerican Energy expects to supplement these coal contracts with additional contracts and spot market purchases to fulfill its future fossil fuel needs. Additionally, MidAmerican Energy has a transportation contract for a natural gas-fired generating plant. The contract, which expires in 2012, requires minimum payments of $6.0 million for each year.

MidAmerican Energy also has contracts to purchase electric capacity. As of December 31, 2005, the contracts, with expiration dates ranging from 2006 to 2028, required minimum payments of $26.2 million, $27.5 million, $35.7 million, $28.9 million and $9.4 million for the years 2006 through 2010, respectively, and $165.3 million for the total of the years thereafter.

MidAmerican Energy has various natural gas supply and transportation contracts for its gas operations. As of December 31, 2005, the contracts, with expiration dates ranging from 2006 to 2017, required minimum payments of $61.5 million, $51.0 million, $16.7 million, $10.9 million and $5.7 million for the years 2006 through 2010, respectively, and $16.9 million for the total of the years thereafter.

MidAmerican Energy has non-cancelable operating leases primarily for computer equipment, office space and rail cars. Rental payments on non-cancelable operating leases totaled $7.8 million for 2005, $7.9 million for 2004 and $7.9 million for 2003. As of December 31, 2005, the minimum payments under these leases were $6.9 million, $6.0 million, $4.5 million, $2.3 million and $1.8 million for the years 2006 through 2010, respectively, and $7.4 million for the total of the years thereafter.

(e)	Guarantees

MidAmerican Energy is the lessee on operating leases for coal railcars that contain guarantees of the residual value of such equipment throughout the term of the leases. Events triggering the residual guarantees include termination of the lease, loss of the equipment or purchase of the equipment. Lease terms are for five years with provisions for extensions. As of December 31, 2005, the maximum amount of such guarantees specified in these leases totaled $29.4 million. These guarantees are not reflected on the Consolidated Balance Sheets.

(f)	Deferred Construction Costs

On February 12, 2003, MidAmerican Energy executed a contract with Mitsui & Co. Energy Development, Inc. (“Mitsui”) for engineering, procurement and construction of a 790-MW (based on expected accreditation) coal-fired generating plant expected to be completed in the summer of 2007. MidAmerican Energy currently holds a 60.67% individual ownership interest as a tenant in common with the other owners of the plant. Under the contract, MidAmerican Energy is allowed to defer payments, including the other owners’ shares, for up to $200.0 million of billed construction costs through the end of the project. Deferred payments as of December 31, 2005 and 2004, totaled $200.0 million and $152.3 million, respectively, and are reflected in Other Liabilities - Other on the Consolidated Balance Sheets.

An asset representing the other owners’ share of the deferred payment is reflected in Other Assets on the Consolidated Balance Sheets and totaled $78.7 million and $59.9 million as of December 31, 2005 and 2004, respectively. MidAmerican Energy will bill each of the other owners for its share of the deferred payments when payment is made to Mitsui.

(g)	Other Commitments and Contingencies

MidAmerican Energy is involved in a number of other legal proceedings and claims. While management is unable to predict the ultimate outcome of these matters, it is not expected that their resolution will have a material adverse effect on the results of operations and financial condition.

(5)	Rate Matters

Under a series of settlement agreements between MidAmerican Energy, the OCA and other intervenors approved by the IUB, MidAmerican Energy has agreed not to seek a general increase in electric rates prior to 2012 unless, beginning in 2006, its Iowa jurisdictional electric return on equity for any year falls below 10%. Prior to filing for a general increase in electric rates, MidAmerican Energy is required to conduct 30 days of good faith negotiations with the signatories to the settlement agreements to attempt to avoid a general increase in such rates. As a party to the settlement agreements, the OCA has agreed not to request or support any decrease in MidAmerican Energy’s Iowa electric rates prior to January 1, 2012. The settlement agreements specifically allow the IUB to approve or order electric rate design or cost of service rate changes that could result in changes to rates for specific customers as long as such changes do not result in an overall increase in revenues for MidAmerican Energy. The settlement agreements also each provide that portions of revenues associated with Iowa retail electric returns on equity within specified ranges will be recorded as a regulatory liability.

Under a settlement agreement approved by the IUB on December 21, 2001, which was effective through December 31, 2005, an amount equal to 50% of revenues associated with returns on equity between 12% and 14%, and 83.33% of revenues associated with returns on equity above 14%, in each year was recorded as a regulatory liability. A settlement agreement which was filed in conjunction with MidAmerican Energy’s application for ratemaking principles on its 2004/2005 wind power project and approved by the IUB on October 17, 2003, provides that during the period January 1, 2006 through December 31, 2010, an amount equal to 40% of revenues associated with returns on equity between 11.75% and 13%, 50% of revenues associated with returns on equity between 13% and 14%, and 83.3% of revenues associated with returns on equity above 14%, in each year will be recorded as a regulatory liability.

A settlement agreement approved by the IUB on January 31, 2005, in conjunction with MidAmerican Energy’s 2005 expansion of its wind power project extended through 2011 MidAmerican Energy’s commitment not to seek a general increase in electric rates unless its Iowa jurisdictional electric return on equity falls below 10%. It also extended the revenue sharing mechanism through 2011, and the OCA agreed not to seek any decrease in Iowa electric base rates to become effective before January 1, 2012.

On December 16, 2005, MidAmerican Energy filed with the IUB a settlement agreement between MidAmerican Energy and the OCA regarding ratemaking principles for up to 545 MW of additional wind generation capacity in Iowa, based on nameplate ratings. The settlement agreement, which is subject to IUB approval, extends through 2012 MidAmerican Energy’s commitment not to seek a general increase in electric rates unless its Iowa jurisdictional electric return on equity for the calendar year 2011 falls below 10%. Additionally, the revenue sharing mechanism is extended through 2012, and the OCA agrees not to seek any decrease in Iowa electric based rates to become effective prior to January 1, 2013.

The regulatory liabilities created by the settlement agreements are recorded as a regulatory charge in depreciation and amortization expense when the liability is accrued. Additionally, interest expense is accrued on the portion of the regulatory liability balance recorded in prior years. The regulatory liabilities created for the years through 2010 are expected to be reduced as they are credited against plant in service associated with generating plant additions. As a result of the credit applied to generating plant balances from the reduction of the regulatory liabilities, future depreciation will be reduced. The regulatory liability accrued for 2011 and 2012, if any, will be credited to customer bills in 2012 and 2013, respectively. The change in the balance of the regulatory liability is summarized as follows (in thousands):

	2005	2004

Balance January 1	$181,188	$144,418
Current year revenue sharing	40,904	50,792
Interest costs	6,850	3,970
Amounts applied to utility plant in service	(15,807)	(17,992)
Balance December 31	$213,135	$181,188

Illinois bundled electric rates are frozen until January 1, 2007, subject to certain exceptions allowing for increases, at which time bundled rates may be increased or decreased by the ICC. Illinois law provides that, through 2006, Illinois earnings above a computed level of return on common equity are to be shared equally between regulated retail electric customers and MidAmerican Energy. MidAmerican Energy’s computed level of return on common equity is based on a rolling two-year average of the Monthly Treasury Long-Term Average Rate, as published by the Federal Reserve System, plus a premium of 8.5% for 2000 through 2004 and a premium of 12.5% for 2005 and 2006. The two-year average above which sharing must occur for 2005 was 15.41%, which reflects a blend of the premiums for 2004 and 2005. The law allows MidAmerican Energy to mitigate the sharing of earnings above the threshold return on common equity through accelerated recovery of electric assets.

(6)	Long-Term Debt

MidAmerican Energy’s annual sinking fund requirements and maturities of long-term debt through 2010 are $160.5 million, $1.7 million and $0.4 million, for 2006, 2007 and 2008, respectively. Refer to MidAmerican Energy's Consolidated Statements of Capitalization for detail of long-term debt.

MidAmerican Energy’s Variable Rate Pollution Control Revenue Obligations bear interest at rates that are periodically established through remarketing of the bonds in the short-term tax-exempt market. MidAmerican Energy, at its option, may change the mode of interest calculation for these bonds by selecting from among several floating or fixed rate alternatives. The interest rates shown in the Consolidated Statements of Capitalization are the weighted average interest rates as of December 31, 2005 and 2004. MidAmerican Energy maintains a revolving credit facility agreement to provide liquidity for holders of these issues.

The indenture pertaining to MidAmerican Energy’s unsecured senior notes provides that if MidAmerican Energy were to issue secured debt in the future, then such unsecured senior notes, as may then be existing, would equally and ratably be secured thereby. As of December 31, 2005, MidAmerican Energy was in compliance with all of its applicable long-term debt covenants.

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

On November 1, 2005, MidAmerican Energy issued $300 million of 5.75% medium-term notes due in 2035. The proceeds are being used to support construction of electric generation projects and for general corporate purposes.

(7)	Short-Term Borrowing

Interim financing of working capital needs and the construction program may be obtained with unaffiliated parties from the sale of commercial paper or short-term borrowing from banks. As of December 31, 2005 and 2004, MidAmerican Energy had no short-term debt outstanding. Information regarding short-term debt average daily amounts follows (dollars in thousands):

	2005	2004

Average daily amount outstanding during the year	$84	$3,579
Weighted average interest rate on average daily amount outstanding during the year	4.0%	1.1%

MidAmerican Energy has authority from the FERC to issue through April 14, 2007, short-term debt in the form of commercial paper and bank notes aggregating $500.0 million. MidAmerican Energy has in place a $425.0 million revolving credit facility expiring November 18, 2009, which supports its $304.6 million commercial paper program and its variable rate pollution control revenue obligations. The related credit agreement requires that MidAmerican Energy’s ratio of consolidated debt to total capitalization, including current maturities, not exceed 0.65 to 1 as of the last day of any quarter. In addition, MidAmerican Energy has a $5.0 million line of credit, which expires July 1, 2006. As of December 31, 2005, MidAmerican Energy had no commercial paper or bank notes outstanding, and the full amount of the revolving credit facility and line of credit was available. As of December 31, 2005, MidAmerican Energy was in compliance with all covenants related to its short-term borrowings.

(8)	Preferred Securities

The total outstanding cumulative preferred securities of MidAmerican Energy are not subject to mandatory redemption requirements and may be redeemed at the option of MidAmerican Energy at prices which, in the aggregate, total $31.1 million. The aggregate total the holders of all preferred securities outstanding at December 31, 2005, are entitled to upon involuntary bankruptcy is $30.3 million plus accrued dividends. Annual dividend requirements for all preferred securities outstanding at December 31, 2005, total $1.2 million.

(9)	Retirement Plans

MidAmerican Energy sponsors a noncontributory defined benefit pension plan covering substantially all employees of MidAmerican Energy Holdings and its domestic energy subsidiaries. Benefit obligations under the plan are based on a cash balance arrangement for salaried employees and certain union employees and final average pay formulas for most union employees. Funding to the established trust is based upon the actuarially determined costs of the plan and the requirements of the Internal Revenue Code and the Employee Retirement Income Security Act. MidAmerican Energy has been allowed to recover accrued pension costs related to its employees in its electric and gas service rates. MidAmerican Energy also maintains noncontributory, nonqualified defined benefit supplemental executive retirement plans for active and retired participants.

MidAmerican Energy also sponsors certain postretirement health care and life insurance benefits covering substantially all retired employees of MidAmerican Energy Holdings and its domestic energy subsidiaries. Under the plans, substantially all of MidAmerican Energy’s employees may become eligible for these benefits if they reach retirement age while working for MidAmerican Energy. On July 1, 2004, the postretirement benefit plan was amended for non-union participants. As a result, non-union employees hired July 1, 2004, and after are no longer eligible for postretirement benefits other than pensions. The plan, as amended, establishes retiree medical accounts for participants to which MidAmerican Energy makes fixed contributions until the employee’s retirement. Participants will use such accounts to pay a portion of their medical premiums during retirement. MidAmerican Energy retains the right to change these benefits anytime, subject to the provisions in its collective bargaining agreements. MidAmerican Energy has been allowed to recover accrued postretirement benefit costs related to its employees in its electric and gas service rates.

MidAmerican Energy bills to and is reimbursed currently for affiliates’ share of the net periodic benefit costs from all plans such affiliates participate in, as determined by MidAmerican Energy’s actuaries. In 2005, 2004 and 2003, MidAmerican Energy’s share of pension cost was $16.8 million, $14.5 million and $14.2 million, respectively. MidAmerican Energy’s share of postretirement cost in 2005, 2004 and 2003 totaled $12.6 million, $18.9 million and $22.4 million, respectively. For purposes of calculating the expected return on pension plan assets, a market-related value is used. Market-related value is equal to fair value except for gains and losses on equity investments, which are amortized into market-related value on a straight-line basis over five years. Net periodic benefit cost for the pension, including supplemental retirement, and postretirement benefits plans of MidAmerican Energy and the aforementioned affiliates included the following components for the years ended December 31.

	Pension			Postretirement
	2005	2004	2003	2005	2004	2003

Components of net periodic benefit cost (in thousands):
Service cost	$25,840	$25,568	$24,693	$6,669	$7,842	$8,175
Interest cost	36,518	35,159	34,533	13,455	15,716	16,065
Expected return on plan assets	(38,188)	(38,258)	(38,396)	(9,611)	(8,437)	(6,008)
Amortization of net transition obligation	-	(792)	(2,591)	2,403	3,283	4,110
Amortization of prior service cost	2,766	2,758	2,761	-	296	593
Amortization of prior year (gain) loss	1,271	1,569	1,483	1,554	3,299	3,716
Regulatory expense	-	-	3,320	-	-	-
Net periodic benefit cost	$28,207	$26,004	$25,803	$14,470	$21,999	$26,651

Weighted-average assumptions used to
determine benefit obligations as of
December 31:
Discount rate	5.75%	5.75%	5.75%	5.75%	5.75%	5.75%
Rate of compensation increase	5.00%	5.00%	5.00%	Not applicable

Weighted average assumptions used to
determine net benefit cost for the years
ended December 31:
Discount rate	5.75%	5.75%	5.75%	5.75%	5.75%	5.75%
Expected return on plan assets	7.00%	7.00%	7.00%	7.00%	7.00%	7.00%
Rate of compensation increase	5.00%	5.00%	5.00%	Not applicable

	2005	2004

Assumed health care cost trend rates as of December 31:
Health care cost trend rate assumed for next year	9.00%	10.00%
Rate that the cost trend rate gradually declines to	5.00%	5.00%
Year that the rate reaches the rate it is assumed to remain at	2010	2010

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in thousands):

	Increase (Decrease) in Expense
	One Percentage-Point	One Percentage-Point
	Increase	Decrease

Effect on total service and interest cost	$2,418	$(1,891)
Effect on postretirement benefit obligation	$26,434	$(21,350)

The following table presents a reconciliation of the fair value of plan assets, benefit obligation, and funded status of the aforementioned plans to the net amounts measured and recognized in the Consolidated Balance Sheets as of December 31 (in thousands):

	Pension Benefits		Postretirement Benefits
	2005	2004	2005	2004

Reconciliation of the fair value of plan assets:
Fair value of plan assets at beginning of year	$591,628	$551,568	$179,375	$157,849
Employer contributions	5,786	5,083	16,615	23,782
Participant contributions	-	-	9,096	7,733
Actual return on plan assets	46,966	63,151	5,958	9,698
Benefits paid	(31,551)	(28,174)	(20,144)	(19,687)
Fair value of plan assets at end of year	612,829	591,628	190,900	179,375

Reconciliation of benefit obligation:
Benefit obligation at beginning of year	657,406	620,048	256,044	297,433
Service cost	25,840	25,568	6,669	7,841
Interest cost	36,518	35,159	13,455	15,716
Participant contributions	-	-	9,096	7,733
Plan change	(3,184)	-	(421)	(19,219)
Actuarial (gain) loss	(6,917)	4,805	(15,141)	(33,773)
Benefits paid	(31,551)	(28,174)	(20,144)	(19,687)
Benefit obligation at end of year	678,112	657,406	249,558	256,044

Funded status	(65,283)	(65,778)	(58,658)	(76,669)
Amounts not recognized in the Consolidated
Balance Sheets:
Unrecognized net (gain) loss	(51,285)	(34,319)	29,725	42,768
Unrecognized prior service cost	9,207	15,157	-	-
Unrecognized net transition obligation (asset)	-	-	16,820	19,641
Net amount recognized in the Consolidated
Balance Sheets	$(107,361)	$(84,940)	$(12,113)	$(14,260)

Net amount recognized in the Consolidated
Balance Sheets consist of:
Accrued benefit liability	$(135,506)	$(117,357)	$(83)	$(57)
Intangible assets	11,939	14,653	-	-
Regulatory assets	11,694	17,764	-	-
Accumulated other comprehensive income	4,512	-	-	-
Liability of affiliate company	-	-	(12,030)	(14,203)
Net amount recognized	$(107,361)	$(84,940)	$(12,113)	$(14,260)

The portion of the pension projected benefit obligation, included in the table above, related to the supplemental executive retirement plan was $105.7 million and $106.5 million as of December 31, 2005 and 2004, respectively. The supplemental executive retirement plan has no assets, and accordingly, the fair value of its plan assets was zero as of December 31, 2005 and 2004. The accumulated benefit obligation for all defined benefit pension plans was $608.4 million and $585.4 million at December 31, 2005 and 2004, respectively. Of those amounts, the supplemental executive retirement plan accumulated benefit obligation totaled $102.2 million and $102.3 million for 2005 and 2004, respectively.

Although the supplemental executive retirement plan had no assets as of December 31, 2005, MidAmerican Energy and MidAmerican Energy Holdings have Rabbi trusts that hold corporate-owned life insurance and other investments to provide funding for the future cash requirements. Because this plan is nonqualified, the assets in the Rabbi trusts are not considered plan assets. The cash surrender value of all of the policies included in the Rabbi trusts plus the fair market value of other Rabbi trust investments was $102.9 million and $98.8 million at December 31, 2005 and 2004, respectively, of which $70.6 million and $68.7 million was held by MidAmerican Energy at December 31, 2005 and 2004, respectively, with the remainder held by MidAmerican Energy Holdings.

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

MidAmerican Energy’s pension plan asset allocation as of December 31, was as follows:

	Percentage of Plan Assets
			Target
	2005	2004	Range

Equity securities	66%	71%	65-75%
Debt securities	26	22	20-30
Real estate	6	6	0-10
Other	2	1	0-5
Total	100%	100%

MidAmerican Energy’s postretirement benefit plan asset allocation as of December 31, was as follows:

	Percentage of Plan Assets
			Target
	2005	2004	Range

Equity securities	50%	49%	45-55%
Debt securities	48	47	45-55
Real estate	-	-	-
Other	2	4	0-10
Total	100%	100%

Cash Flows

Net periodic benefit costs assigned to MidAmerican Energy affiliates are reimbursed currently in accordance with its intercompany administrative services agreements. MidAmerican Energy’s expected benefit payments to participants for its pension and postretirement plans for 2006 through 2010 and for the five years thereafter are summarized below (in thousands):

	Projected Benefit Payments
		Postretirement
	Pension	Gross	Medicare Subsidy	Net of Subsidy

2006	$32,545	$14,054	$2,350	$11,704
2007	34,771	15,336	2,533	12,803
2008	37,347	16,434	2,719	13,715
2009	41,125	17,419	2,888	14,531
2010	45,030	18,525	3,032	15,493
2011-15	275,118	107,131	17,728	89,403

Employer contributions to the pension and postretirement plans are expected to be $6.7 million and $14.5 million, respectively, for 2006. MidAmerican Energy's policy is to contribute the minimum required amount to the pension plan and the amount expensed to its postretirement plans.

MidAmerican Energy sponsors defined contribution pension plans (401(k) plans) covering substantially all employees. MidAmerican Energy’s contributions vary depending on the plan but are based primarily on each participant's level of contribution and cannot exceed the maximum allowable for tax purposes. Total MidAmerican Energy contributions were $9.3 million, $8.7 million and $8.3 million for 2005, 2004 and 2003, respectively.

In December 2003, the President signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Medicare Act”). The Medicare Act introduces a prescription drug benefit under Medicare as well as a subsidy to sponsors of retiree health care plans that provide a benefit to participants that is at least actuarially equivalent to Medicare Part D. Detailed regulations pertaining to the Medicare Act were promulgated in 2004 resulting in a $23.8 million subsidy to MidAmerican Energy to be used for any valid business purpose. The subsidy is reflected as an actuarial gain in benefit obligation in 2004 in the table above. The impact of the Medicare Act on the net periodic postretirement benefit expense is reflected in 2005.

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

MidAmerican Energy’s external revenues by product and services are displayed on the Consolidated Statements of Operations.

The following tables provide information on an operating segment basis as of and for the years ended December 31 (in thousands):

	2005	2004	2003
Segment Profit Information
Operating revenues:
External revenues -
Generation	$704,776	$579,251	$522,349
Energy delivery	2,110,390	1,839,289	1,812,547
Transmission	36,998	29,088	25,916
Unregulated retail services	308,173	248,725	235,000
Total	3,160,337	2,696,353	2,595,812

Intersegment revenues -
Generation	701,922	643,334	629,939
Energy delivery	(760,647)	(702,418)	(690,126)
Transmission	58,725	59,084	57,946
Unregulated retail services	-	-	2,241
Total	-	-	-

Consolidated	$3,160,337	$2,696,353	$2,595,812

Depreciation and amortization expense (a):
Generation	$144,323	$144,643	$145,645
Energy delivery	113,317	111,172	121,296
Transmission	10,297	9,470	11,641
Unregulated retail services	1,006	922	2,221
Total	$268,943	$266,207	$280,803

Interest and dividend income:
Generation	$3,423	$2,349	$2,284
Energy delivery	2,269	1,844	2,307
Transmission	313	204	346
Unregulated retail services	11	4	19
Total	$6,016	$4,401	$4,956

Fixed charges and preferred dividends:
Generation	$39,331	$33,575	$30,364
Energy delivery	35,498	33,225	37,745
Transmission	4,712	4,252	4,416
Unregulated retail services	56	54	325
Total	$79,597	$71,106	$72,850

	2005	2004	2003
Segment Profit Information (continued)
Earnings on common stock:
Generation	$104,888	$92,027	$91,111
Energy delivery	74,453	79,798	65,437
Transmission	37,592	33,443	26,703
Unregulated retail services	3,117	3,942	3,930
Consolidated	$220,050	$209,210	$187,181

Segment Asset Information
Capital expenditures:
Generation	$520,788	$540,873	$215,952
Energy delivery	161,220	164,957	143,507
Transmission	84,192	34,095	16,759
Unregulated retail services	329	457	1,257
Total	$766,529	$740,382	$377,475

Total assets:
Generation	$2,701,964	$2,229,909	$1,639,541
Energy delivery	2,786,220	2,625,081	2,535,061
Transmission	356,077	277,771	242,435
Unregulated retail services	80,158	42,725	56,743
Total	5,924,419	5,175,486	4,473,780
Reclassifications and intersegment eliminations (b)	(60,282)	(63,535)	(69,346)
Consolidated	$5,864,137	$5,111,951	$4,404,434

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

MidAmerican Energy’s income tax expense includes the following for the years ended December 31 (in thousands):

	2005	2004	2003
Current:
Federal	$91,055	$64,827	$97,304
State	24,370	1,797	33,411
	115,425	66,624	130,715
Deferred:
Federal	7,144	46,848	9,996
State	(3,532)	(6,950)	(5,074)
	3,612	39,898	4,922

Investment tax credit, net	(4,181)	(4,367)	(4,376)
Total	$114,856	$102,155	$131,261

The following table is a reconciliation of the statutory federal income tax rate and the effective federal and state income tax rate indicated by the Consolidated Statements of Operations for the years ended December 31:

	2005	2004	2003

Statutory federal income tax rate	35%	35%	35%
Amortization of investment tax credit	(1)	(1)	(1)
State income tax, net of federal income tax benefit	5	6	6
Settlement of income tax audits	-	(3)	-
Renewable electricity production tax credits	(3)	-	-
Effects of ratemaking	(2)	(2)	2
Other	-	(2)	(1)
Effective federal and state income tax rate	34%	33%	41%

Deferred Income Taxes on the Consolidated Balance Sheets included the following as of December 31 (in thousands):

	2005	2004
Deferred tax assets related to:
Revenue sharing	$92,040	$79,903
Pensions	49,200	39,817
Nuclear reserves and decommissioning	14,963	27,111
Accrued liabilities	920	979
Other	2,451	4,248
	159,574	152,058

Deferred tax liabilities related to:
Depreciable property	473,131	472,106
Regulatory asset for income taxes	145,967	131,770
Fuel cost recoveries	9,896	887
Reacquired debt	2,472	3,876
	631,466	608,639

Net deferred income tax liability	$471,892	$456,581

(12)	Risk Management

MidAmerican Energy is exposed to loss of net income, cash flows and asset values due to market risk, including: 1) changes in the market price of gas, electricity and fuel used in its regulated and nonregulated businesses, 2) variations in the severity of weather conditions from normal, and 3) changes in interest rates. See also Note (13) for a discussion of MidAmerican Energy’s exposure to credit risk. To manage these exposures, MidAmerican Energy enters into various financial derivative instruments, including futures, swaps, options and forward physical contracts. Through the functioning of a risk oversight committee, senior management provides the overall direction, structure, conduct and control of MidAmerican Energy's risk management activities, including authorization and communication of risk management policies and procedures, the use of financial derivative instruments, strategic hedging program guidelines, appropriate market and credit risk limits, and appropriate systems for recording, monitoring and reporting the results of transactional and risk management activities.

As of December 31, 2005, MidAmerican Energy held derivative instruments used for non-trading and trading purposes with the following fair values (in thousands):

	Maturity
Contract Type	2006	2007-09	After 2009	Total
Non-trading:
Regulated electric assets	$17,391	$30	$-	$17,421
Regulated electric (liabilities)	(28,239)	(5,963)	-	(34,202)
Regulated gas assets	14,394	-	-	14,394
Regulated gas (liabilities)	(13,396)	-	-	(13,396)
Regulated weather assets	895	-	-	895
Nonregulated electric assets	2,001	-	-	2,001
Nonregulated electric (liabilities)	(900)	-	-	(900)
Nonregulated gas assets	17,813	5,809	56	23,678
Nonregulated gas (liabilities)	(18,845)	(5,077)	(33)	(23,955)
Nonregulated weather assets	31	-	-	31
Total	(8,855)	(5,201)	23	(14,033)

Trading:
Nonregulated electric assets	116	-	-	116
Nonregulated electric (liabilities)	(228)	-	-	(228)
Total	(112)	-	-	(112)

Total MidAmerican Energy assets	$52,641	$5,839	$56	$58,536
Total MidAmerican Energy (liabilities)	$(61,608)	$(11,040)	$(33)	$(72,681)

Derivative instruments maturing within one year are reflected in Current Assets-Other or Current Liabilities-Other on the Consolidated Balance Sheets as appropriate. Derivative instruments with maturities greater than one year are reflected in either Other Assets or Other Liabilities-Other.

Commodity Price Risk

Under the current regulatory framework, MidAmerican Energy is allowed to recover its cost of gas from all of its regulated gas customers through a purchased gas adjustment clause included in revenues. Accordingly, MidAmerican Energy’s regulated gas customers, although ensured of the availability of gas supplies, retain the risk associated with market price volatility. In order to mitigate a portion of the market price risk retained by its regulated gas customers through the purchased gas adjustment clause, MidAmerican Energy uses natural gas futures, options and over-the-counter agreements. The realized gains and losses on these derivative instruments are assigned to regulated gas customers through the purchased gas adjustment clause.

MidAmerican Energy is exposed to variations in the price of fuel for generation and the price of wholesale power to be purchased or sold. Under typical operating conditions, MidAmerican Energy has sufficient generation to supply its regulated retail electric needs, but may, at times, need to purchase electric power. MidAmerican Energy may incur a loss if the costs of fuel for generation or any purchases of electric power are higher than MidAmerican Energy is permitted to recover from its customers under current electric rates. MidAmerican Energy uses physical and financial forward contracts to mitigate these regulated electric price risks.

MidAmerican Energy also derives revenues from nonregulated retail sales of natural gas and electricity to commercial and industrial end users. Pricing provisions are individually negotiated with these customers and may include fixed prices, prices based on a daily or monthly market index or prices based on MidAmerican Energy’s actual costs. MidAmerican Energy enters into natural gas futures, options and swap agreements to economically hedge gas commodity prices for physical delivery to nonregulated customers. Forward physical supply contracts are generally entered into in close proximity to entering into retail electric contracts to offset the impact of variances in electricity prices. Nonregulated retail physical electric contracts are considered “normal” purchases or sales and gains and losses on such contracts are recognized when settled. All other nonregulated gas and electric contracts are recorded at fair value.

Derivative instruments are used to economically hedge both committed and forecasted energy purchases and sales. Realized gains and losses on all hedges are recognized in income as operating revenues; cost of fuel, energy and capacity; or cost of gas sold, depending upon the nature of the item being hedged. Net unrealized gains and losses on hedges utilized for regulated purposes are recorded as regulatory assets or liabilities. Unrealized gains or losses on nonregulated derivative financial instruments are recognized in income.

(13)	Concentration of Credit Risk

Regulated Utility Operations

MidAmerican Energy's regulated electric utility operations serve approximately 618,000 customers in Iowa, 84,000 customers in western Illinois and 4,000 customers in southeastern South Dakota. MidAmerican Energy's regulated gas utility operations serve 539,000 customers in Iowa, 66,000 customers in western Illinois, 78,000 customers in southeastern South Dakota and 5,000 customers in northeastern Nebraska. The largest communities served by MidAmerican Energy are the Iowa and Illinois Quad-Cities; Des Moines, Sioux City, Cedar Rapids, Waterloo, Iowa City and Council Bluffs, Iowa; and Sioux Falls, South Dakota. MidAmerican Energy's utility operations grant unsecured credit to customers, substantially all of whom are local businesses and residents. As of December 31, 2005, billed receivables from MidAmerican Energy's utility customers, totaled $186.0 million.

Nonregulated Retail Operations

MidAmerican Energy's nonregulated retail operations provide energy services to approximately 3,900 electric and gas customers in Iowa, Illinois, Ohio and Michigan. In the ordinary course of business, MidAmerican Energy's nonregulated retail operations grant unsecured credit to customers, substantially all of which are commercial, industrial, non-profit, or other business concerns. MidAmerican Energy analyzes each counterparty’s credit worthiness prior to entering into any agreement to provide energy services. As of December 31, 2005, billed receivables from MidAmerican Energy's nonregulated retail customers totaled $29.4 million. Billed receivables from any one customer did not exceed 1.8% of total nonregulated retail billed receivables.

Wholesale Operations

MidAmerican Energy extends unsecured credit to other utilities, energy marketers, financial institutions and certain commercial and industrial end-users in conjunction with wholesale energy marketing activities. MidAmerican Energy analyzes the financial condition of each wholesale counterparty before entering into any transactions, establishes limits on the amount of unsecured credit to be extended to each counterparty, and evaluates the appropriateness of unsecured credit limits on an ongoing basis. Credit exposures relative to approved limits are monitored daily, with all exceptions to approved limits reported to senior management. MidAmerican Energy defines credit exposure as the potential loss in value in the event of non-payment or non-performance by a counterparty, which includes not only accounts receivable, but also the replacement, or mark-to-market value of contracts for future performance. MidAmerican Energy seeks to negotiate contractual arrangements with wholesale counterparties to provide for net settlement of monthly accounts receivable and accounts payable and net settlement of contracts for future performance in the event of default. Accounts payable are deducted from calculations of credit exposure for counterparties with whom such contractual arrangements exist. MidAmerican Energy also seeks to negotiate contractual arrangements that provide for the exchange of collateral in the event that credit exposure to a particular counterparty (1) exceeds a specified threshold or (2) in the event of a material adverse change in such counterparty’s financial condition or downgrade in its credit ratings to below “investment grade” by a nationally recognized statistical rating organization such as Moody’s or Standard & Poor’s. MidAmerican Energy periodically requests and receives collateral, typically in the form of cash or letters of credit, from counterparties with credit exposure in excess of established limits. As of December 31, 2005, 84.4% of MidAmerican Energy’s credit exposure, net of collateral, from wholesale operations was with counterparties having “investment grade” credit ratings from Moody’s or Standard & Poor’s, while an additional 7.4% of MidAmerican Energy’s credit exposure, net of collateral, from wholesale operations was with counterparties having financial characteristics deemed equivalent to “investment grade” by MidAmerican Energy based on internal review. MidAmerican Energy had credit exposure to a single counterparty, net of collateral, of approximately 20.2% of aggregate credit exposure, net of collateral, to all wholesale counterparties as of December 31, 2005. The counterparty has investment grade credit ratings from both Moody’s and Standard & Poor’s, and MidAmerican Energy is not aware of any factors that would likely result in a downgrade of the counterparty’s credit ratings to below investment grade over the remaining term of transactions outstanding as of December 31, 2005.

MidAmerican Energy’s credit exposure with respect to wholesale natural gas, electricity, and derivatives transactions is summarized below as of December 31, 2005 (dollars in thousands).

			Credit
			Exposure,
	Credit	Collateral	Net of	% of
Exposure, Net of Collateral	Exposure	Held	Collateral	Credit

AA-/Aa3 and above	$18,834	$-	$18,834	23.1%
A-/A3 to A+/A1	14,190	-	14,190	17.4
BBB-/Baa3 to BBB+/Baa1	35,806	-	35,806	43.9
BB-/Ba3 to BB+/Ba1	6,604	-	6,604	8.1
B+/B1 or lower	3,982	5,125	-	-
Unrated	7,061	2,750	6,126	7.5
Total credit exposure	$86,477	$7,875	$81,560	100.0%

(14)	Asset Retirement Obligations

MidAmerican Energy has recognized liabilities for legal obligations associated with the retirement of certain long-lived assets. Concurrent with the recognition of each liability, the estimated cost of the related asset retirement obligation (“ARO”) was capitalized and is being depreciated over the remaining life of the related asset. The difference between an ARO liability, the corresponding ARO net asset, and amounts recovered from regulated customers to satisfy such liability is recorded as a regulatory asset or liability.

On December 31, 2005, MidAmerican Energy adopted Financial Accounting Standards Board Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, MidAmerican Energy is required to recognize a liability for the fair value of a conditional ARO if the fair value of the liability can be reasonably estimated. Uncertainty about the timing or method of settlement of a conditional ARO should be factored into the measurement of the liability when sufficient information exists.

In conjunction with the adoption of FIN 47, MidAmerican Energy recorded as of December 31, 2005, $10.8 million of ARO liabilities related to conditional ARO’s; $0.2 million of associated ARO assets, net of accumulated depreciation; and a $10.6 million reduction of regulatory liabilities. Adoption of FIN 47 did not impact net income.

As of December 31, 2005, $163.0 million of the total ARO liability pertained to the decommissioning of Quad Cities Station, and $228.1 million of assets reflected in Investments and Nonregulated Property, Net, were restricted for satisfying the Quad Cities Station ARO liability.

The change in the balance of the total ARO liability is summarized as follows (in thousands):

	2005	2004

Balance January 1	$166,845	$269,124
Adoption of FIN 47	10,787	-
Revision to nuclear decommissioning ARO liability	-	(120,098)
Addition for new wind power facilities	3,897	2,777
Accretion	9,588	15,042
Balance December 31	$191,117	$166,845

The 2004 revision to the nuclear decommissioning ARO liability is a result of a change in the assumed life of Quad Cities Station pursuant to a 20-year extension to the operating license of the plant by the Nuclear Regulatory Commission in October 2004 and its impact on the timing of related cash flows.

The total ARO liability, computed on a pro forma basis as if FIN 47 had been applied during each of the periods presented in the consolidated financial statements, would have been as follows (in thousands):

As of January 1, 2003	$285,196
As of December 31, 2003	279,358
As of December 31, 2004	177,354

In addition to the ARO liabilities, MidAmerican Energy has accrued for the cost of removing other electric and gas assets through its depreciation rates, in accordance with accepted regulatory practices. These accruals are reflected as regulatory liabilities and total $448.5 million and $428.7 million at December 31, 2005 and 2004, respectively.

(15)	Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

Cash and cash equivalents - The carrying amount approximates fair value due to the short maturity of these instruments.

Quad Cities Station nuclear decommissioning trust funds - Fair value is based on quoted market prices of the investments held by the fund.

Short-term investments - Consists of auction rate securities, the carrying amounts of which approximate fair value due to the frequent remarketing of these investments.

Notes payable - Fair value is estimated to be the carrying amount due to the short maturity of these issues.

Long-term debt - Fair value of long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to MidAmerican Energy for debt of the same remaining maturities.

The following table presents the carrying amount and estimated fair value of MidAmerican Energy’s long-term debt, including the current portion, as of December 31 (in thousands):

	2005	2004

Carrying amount	$1,631,760	$1,422,527
Estimated fair value	1,676,760	1,494,385

MidAmerican Energy’s investments in debt and equity securities, other than auction rate securities, consist of the investments in the Quad Cities Station nuclear decommissioning trusts. The amortized cost, gross unrealized gains and losses and estimated fair value of these investments as of December 31 were as follows (in thousands):

	2005
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale:
Equity securities	$85,221	$44,537	$(2,087)	$127,671
Municipal bonds	21,309	319	(131)	21,497
U. S. Government securities	47,024	520	(402)	47,142
Corporate securities	31,243	527	(581)	31,189
Cash equivalents	571	-	-	571
	$185,368	$45,903	$(3,201)	$228,070

	2004
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale:
Equity securities	$79,326	$35,714	$(1,275)	$113,765
Municipal bonds	21,649	564	(39)	22,174
U. S. Government securities	38,709	165	(694)	38,180
Corporate securities	29,845	809	(249)	30,405
Cash equivalents	2,940	-	-	2,940
	$172,469	$37,252	$(2,257)	$207,464

As of December 31, 2005, the debt securities held by the Quad Cities Station nuclear decommissioning trusts had the following maturities (in thousands):

	Available-For-Sale
	Amortized	Fair
	Cost	Value

Within 1 year	$3,148	$3,160
1 through 5 years	38,096	37,529
5 through 10 years	21,962	21,996
Over 10 years	36,370	37,143

The proceeds and gross realized gains and losses on the disposition of available-for-sale securities in the Quad Cities Station nuclear decommissioning trusts are shown in the following table (in thousands). Realized gains and losses in the trusts are recorded in the regulatory liability related to the Quad Cities Station asset retirement obligation and do not impact earnings. Realized gains and losses are determined by specific identification.

	Years Ended December 31,
	2005	2004	2003

Proceeds from sales	$90,041	$83,726	$88,507
Gross realized gains	2,602	2,725	3,696
Gross realized losses	(2,174)	(822)	(607)

(16)	Non-Operating Other Income and Expense

Non-Operating Income - Other Income, as shown on the Consolidated Statements of Operations, includes primarily corporate-owned life insurance income totaling $5.2 million, $5.4 million and $6.3 million for 2005, 2004 and 2003, respectively.

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

MidAmerican Energy was reimbursed for charges incurred on behalf of its affiliates. The majority of these reimbursed expenses were for employee wages and benefits, insurance, building rent, computer costs, administrative services, travel expense, and general and administrative expense; including treasury, legal and accounting functions. The amount of such reimbursements was $51.8 million, $58.9 million and $49.1 million for 2005, 2004 and 2003, respectively.

MidAmerican Energy reimbursed MidAmerican Energy Holdings in the amount of $16.3 million, $11.4 million and $12.2 million in 2005, 2004 and 2003, respectively, for its allocated share of corporate expenses.

MidAmerican Energy had an agreement with Cordova Energy Company, LLC, a subsidiary of MidAmerican Energy Holdings, to purchase electric capacity and energy from a gas-fired combined cycle generation plant. The agreement, which terminated in May 2004, provided for MidAmerican Energy to purchase up to 50% of the net capacity of the plant and to supply the fuel stock required to generate the energy purchased. MidAmerican Energy’s payments for monthly capacity charges totaled $12.7 million for 2004 and $26.6 million for 2003.

Northern Natural Gas Company (“NNG”), a subsidiary of MidAmerican Energy Holdings, has been and is one of MidAmerican Energy’s suppliers of natural gas transportation and storage capacity. MidAmerican Energy’s net purchases of natural gas transportation and storage capacity from NNG totaled $52.6 million in 2005, $48.3 million in 2004 and $53.5 million in 2003.

MidAmerican Energy had accounts receivable from affiliates of $3.2 million and $3.1 million as of December 31, 2005 and 2004, respectively, that are included in Receivables on the Consolidated Balance Sheets. MidAmerican Energy also had accounts payable to affiliates of $7.3 million and $6.6 million as of December 31, 2005 and 2004, respectively, that are included in Accounts Payable on the Consolidated Balance Sheets.

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

(18)	Unaudited Quarterly Operating Results

	2005
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands)
Operating revenues	$855,136	$618,470	$721,657	$965,074
Operating income	99,461	58,730	130,204	92,729
Net income	56,349	32,214	82,368	50,366
Earnings on common stock	56,037	31,903	82,056	50,054

	2004
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands)
Operating revenues	$839,932	$573,971	$565,253	$717,197
Operating income	111,449	59,362	115,259	70,326
Net income	64,887	28,571	66,158	50,839
Earnings on common stock	64,578	28,259	65,846	50,527

Quarterly data reflect seasonal variations common in the utility industry.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Member
MidAmerican Funding, LLC
Des Moines, Iowa

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of MidAmerican Funding, LLC and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, comprehensive income, retained earnings, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MidAmerican Funding, LLC and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Des Moines, Iowa
March 3, 2006

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	As of December 31,
	2005	2004
ASSETS
Utility Plant, Net
Electric	$5,933,387	$5,498,878
Gas	992,834	957,011
	6,926,221	6,455,889
Accumulated depreciation and amortization	(3,096,933)	(2,956,856)
	3,829,288	3,499,033
Construction work in progress	596,458	369,406
	4,425,746	3,868,439

Current Assets
Cash and cash equivalents	71,207	88,367
Short-term investments	25,425	39,500
Receivables, less reserves of $10,942 and $8,748, respectively	469,128	337,333
Inventories	84,623	89,646
Other	61,577	22,585
	711,960	577,431

Investments and Nonregulated Property, Net	380,835	375,230
Goodwill	1,265,979	1,268,082
Regulatory Assets	237,201	227,997
Other Assets	135,695	110,065
Total Assets	$7,157,416	$6,427,244

CAPITALIZATION AND LIABILITIES
Capitalization
Member’s equity	$2,234,837	$2,042,403
MidAmerican Energy preferred securities	30,329	30,329
Long-term debt, excluding current portion	2,171,251	2,031,509
	4,436,417	4,104,241

Current Liabilities
Note payable to affiliate	54,283	31,500
Current portion of long-term debt	160,509	91,018
Accounts payable	360,225	242,966
Taxes accrued	105,029	92,500
Interest accrued	30,401	29,612
Other	94,712	84,032
	805,159	571,628

Other Liabilities
Deferred income taxes	468,550	468,215
Investment tax credits	43,962	48,143
Asset retirement obligations	191,117	166,845
Regulatory liabilities	763,155	677,489
Other	449,056	390,683
	1,915,840	1,751,375
Total Capitalization and Liabilities	$7,157,416	$6,427,244

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Years Ended December 31,
	2005	2004	2003
Operating Revenues
Regulated electric	$1,513,239	$1,421,709	$1,397,997
Regulated gas	1,322,717	1,010,909	947,393
Nonregulated	330,128	269,082	254,849
	3,166,084	2,701,700	2,600,239
Operating Expenses
Regulated:
Cost of fuel, energy and capacity	468,132	398,610	396,342
Cost of gas sold	1,098,410	789,975	720,633
Other operating expenses	389,297	380,815	364,043
Maintenance	150,740	164,821	139,377
Depreciation and amortization	267,628	264,952	279,650
Property and other taxes	95,064	92,637	91,582
	2,469,271	2,091,810	1,991,627
Nonregulated:
Cost of sales	292,454	231,953	216,175
Other	23,276	21,990	24,569
	315,730	253,943	240,744
Total operating expenses	2,785,001	2,345,753	2,232,371

Operating Income	381,083	355,947	367,868

Non-Operating Income
Interest and dividend income	6,203	4,509	4,975
Allowance for equity funds	24,433	18,949	11,377
Other income	23,088	11,072	13,354
Other expense	(20,007)	(5,267)	(10,096)
	33,717	29,263	19,610

Fixed Charges
Interest on long-term debt	127,581	119,004	119,333
Other interest expense	10,077	6,184	4,061
Preferred dividends of subsidiaries	1,247	1,245	1,416
Allowance for borrowed funds	(10,544)	(7,816)	(4,586)
	128,361	118,617	120,224

Income Before Income Taxes	286,439	266,593	267,254
Income Taxes	91,370	87,336	110,078

Net Income	$195,069	$179,257	$157,176

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,
	2005	2004	2003

Net Income	$195,069	$179,257	$157,176

Other Comprehensive Income (Loss)
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) during period-
Before income taxes	654	136	384
Income tax (expense) benefit	(229)	(48)	(135)
	425	88	249
Less realized gains (losses) reflected in net income during period-
Before income taxes	653	480	71
Income tax benefit	(229)	(168)	(25)
	424	312	46

Net unrealized gains (losses)	1	(224)	203

Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) during period-
Before income taxes	-	-	(7,372)
Income tax (expense) benefit	-	-	3,065
	-	-	(4,307)
Less realized gains (losses) reflected in net income during period-
Before income taxes	-	682	5,513
Income tax (expense) benefit	-	(283)	(2,292)
	-	399	3,221
Less net unrealized gains (losses) reclassified to regulatory assets and liabilities -
Before income taxes	-	-	(12,369)
Income tax benefit	-	-	5,142
	-	-	(7,227)

Net unrealized gains (losses)	-	(399)	(301)

Minimum pension liability adjustment:
Before income taxes	(4,512)	-	-
Income tax benefit	1,876	-	-
	(2,636)	-	-

Other comprehensive income (loss)	(2,635)	(623)	(98)

Comprehensive Income	$192,434	$178,634	$157,078

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2005	2004	2003
Net Cash Flows From Operating Activities
Net income	$195,069	$179,257	$157,176
Adjustments to reconcile net income to net cash provided:
Depreciation and amortization	269,142	266,409	281,001
Deferred income taxes and investment tax credit, net	(15,898)	30,434	67
Amortization of other assets and liabilities	26,229	17,199	30,998
Gain on sale of securities, assets and other investments	(13,954)	(316)	(151)
Loss from impairment of assets and other investments	15,641	1,735	6,375
Income on equity investments	-	-	(1,755)
Impact of changes in working capital-
Marketable securities, trading	-	-	4,939
Receivables, net	(117,846)	(28,717)	16,500
Inventories	5,023	(4,181)	3,027
Accounts payable	90,494	28,164	(48,691)
Taxes accrued	(6,741)	(2,087)	(2,192)
Other current assets and liabilities	(7,724)	9,231	(1,704)
Other, net	(15,744)	(3,548)	(28,915)
Net cash provided by operating activities	423,691	493,580	416,675

Net Cash Flows From Investing Activities
Utility construction expenditures	(699,061)	(631,962)	(344,137)
Quad Cities Station decommissioning trust fund	(8,299)	(8,299)	(8,299)
Proceeds from sale of assets and other investments	15,088	-	326
Purchases of available-for-sale securities	(563,330)	(748,801)	(352,327)
Proceeds from sales of available-for-sale securities	565,689	692,644	337,240
Other, net	16,367	22,959	24,741
Net cash used in investing activities	(673,546)	(673,459)	(342,456)

Net Cash Flows From Financing Activities
Common dividends paid	-	-	(172,500)
Issuance of long-term debt, net	296,466	347,769	272,550
Retirement of long-term debt, including reacquisition cost	(90,850)	(56,168)	(202,076)
Note payable to affiliate	22,783	21,050	10,450
Net decrease in notes payable	-	(48,000)	(7,000)
Other	4,296	(963)	-
Net cash provided by (used in) financing activities	232,695	263,688	(98,576)

Net Increase (Decrease) in Cash and Cash Equivalents	(17,160)	83,809	(24,357)
Cash and Cash Equivalents at Beginning of Year	88,367	4,558	28,915
Cash and Cash Equivalents at End of Year	$71,207	$88,367	$4,558
Supplemental Disclosure:
Interest paid, net of amounts capitalized	$115,073	$104,500	$110,500
Income taxes paid	$118,499	$54,275	$117,566

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CAPITALIZATION
(In thousands, except share amounts)

	As of December 31,
Member’s Equity	2005		2004
Paid in capital	$1,669,753		$1,669,753
Retained earnings	567,673		372,604
Accumulated other comprehensive income, net:
Unrealized gain on securities	47		46
Minimum pension liability adjustment	(2,636)		-
	2,234,837	50.4%	2,042,403	49.8%
MidAmerican Energy Preferred Securities
(100,000,000 shares authorized)
Cumulative shares outstanding; not subject to
mandatory redemption:
$3.30 Series, 49,451 shares	4,945		4,945
$3.75 Series, 38,305 shares	3,831		3,831
$3.90 Series, 32,630 shares	3,263		3,263
$4.20 Series, 47,362 shares	4,736		4,736
$4.35 Series, 49,945 shares	4,994		4,994
$4.40 Series, 35,697 shares	3,570		3,570
$4.80 Series, 49,898 shares	4,990		4,990
	30,329	0.7%	30,329	0.7%
Long-Term Debt, Excluding Current Portion
MidAmerican Energy:
Pollution control revenue obligations -
6.1% Series due 2007	1,000		1,000
5.95% Series, due 2023 (secured by
general mortgage bonds)	29,030		29,030
Variable rate series -
Due 2016 and 2017, 3.59% and 2.05%, respectively	37,600		37,600
Due 2023 (secured by general mortgage bonds),
3.59% and 2.05%, respectively	28,295		28,295
Due 2023, 3.59% and 2.05%, respectively	6,850		6,850
Due 2024, 3.59% and 2.05%, respectively	34,900		34,900
Due 2025, 3.59% and 2.05%, respectively	12,750		12,750
Notes -
6.375% Series, due 2006	-		160,000
5.125% Series, due 2013	275,000		275,000
4.65% Series, due 2014	350,000		350,000
6.75% Series, due 2031	400,000		400,000
5.75% Series, due 2035	300,000		-
Obligation under capital lease	1,184		1,524
Unamortized debt premium and discount, net	(5,358)		(5,440)
Total MidAmerican Energy	1,471,251	33.1%	1,331,509	32.4%
MidAmerican Funding parent:
6.339% Senior Secured Notes Due 2009	175,000		175,000
6.75% Senior Secured Notes Due 2011	200,000		200,000
6.927% Senior Secured Notes Due 2029	325,000		325,000
Total MidAmerican Funding parent	700,000	15.8%	700,000	17.1%
	2,171,251	48.9%	2,031,509	49.5%
Total Capitalization	$4,436,417	100.0%	$4,104,241	100.0%

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
(In thousands)

	Years Ended December 31,
	2005	2004	2003

Beginning of Year	$372,604	$193,347	$208,671

Net Income	195,069	179,257	157,176

Deduct Dividends Declared	-	-	172,500

End of Year	$567,673	$372,604	$193,347

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies

(a)	Company Organization

MidAmerican Funding, LLC (“MidAmerican Funding”) is an Iowa limited liability company with MidAmerican Energy Holdings Company (“MidAmerican Energy Holdings”) as its sole member. MidAmerican Funding’s direct wholly owned subsidiary is MHC Inc. (“MHC”), which constitutes substantially all of MidAmerican Funding’s assets, liabilities and business activities except those related to MidAmerican Funding’s long-term debt securities. MHC, MidAmerican Funding and MidAmerican Energy Holdings are exempt public utility holding companies headquartered in Des Moines, Iowa. MHC’s principal subsidiary is MidAmerican Energy Company (“MidAmerican Energy”), a public utility with electric and natural gas operations. Other direct wholly owned subsidiaries of MHC are InterCoast Capital Company (“InterCoast Capital”), Midwest Capital Group, Inc., MidAmerican Services Company and MEC Construction Services Co.

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

Certain classifications of amounts for 2005 are different than that of prior years. Accordingly, historical amounts have been reclassified. The accompanying Consolidated Balance Sheet as of December 31, 2004, reflects the reclassification of $39.5 million from Cash and Cash Equivalents to Short-Term Investments related to auction rate securities discussed in Note (1)(h). In the accompanying Consolidated Statement of Cash Flows for the year ended December 31, 2004, Cash and Cash Equivalents was reduced by $39.5 million. Additionally, the accompanying Consolidated Statements of Cash Flows for the years ended December 31, 2004 and 2003, reflect Purchases of Available-for-Sale Securities totaling $646.9 million and $248.7 million, respectively, and Proceeds from Sales of Available-for-Sale Securities totaling $607.4 million and $248.7 million, respectively, related to auction rate securities.

Additionally, the accompanying Consolidated Statements of Cash Flows for the years ended December 31, 2004 and 2003, reflect Purchases of Available-for-Sale Securities totaling $101.9 million and $103.7 million, respectively, and Proceeds from Sales of Available-for-Sale Securities totaling $83.7 million and $88.5 million, respectively, related to transactions of securities held in the Quad Cities Station nuclear decommissioning trusts.

(c)	Accounting for the Effects of Certain Types of Regulation

Refer to Note (1)(c) of MidAmerican Energy’s Notes to Consolidated Financial Statements.

(d)	Revenue Recognition

Refer to Note (1)(d) of MidAmerican Energy’s Notes to Consolidated Financial Statements.

(e)	Depreciation and Amortization

Refer to Note (1)(e) of MidAmerican Energy’s Notes to Consolidated Financial Statements.

(f)	Investments and Nonregulated Property, Net

Investments and Nonregulated Property, Net includes the following amounts as of December 31 (in thousands):

	2005	2004

Nuclear decommissioning trusts	$228,070	$207,464
Rabbi trusts	119,314	111,944
Coal transportation property, net of accumulated depreciation of $2,579
and $2,287, respectively	9,340	9,632
Equipment leases	7,400	25,910
MidAmerican Energy non-utility property, net of accumulated depreciation
of $4,058 and $3,124, respectively	6,967	8,063
Real estate, net of accumulated depreciation of $603 and $562, respectively	5,264	5,605
Energy projects	1,275	2,468
Other venture capital investments	1,508	1,677
Other	1,697	2,467
Total	$380,835	$375,230

Investments held by the nuclear decommissioning trusts for the Quad Cities Station units are classified as available-for-sale and are reported at fair value. An amount equal to the net unrealized gains and losses on those investments is recorded as an adjustment to Regulatory Liabilities on the Consolidated Balance Sheets. Funds are invested in accordance with applicable federal investment guidelines and are restricted for use as reimbursement for costs of decommissioning MidAmerican Energy’s Quad Cities Station.

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

Equipment leases at December 31, 2005, which are accounted for as leveraged leases and held by InterCoast Capital, consist primarily of a seven percent undivided interest in an electric generating station leased to a utility located in Arizona. That lease terminates in 2015 and had a carrying pre-tax value of $6.4 million and $7.3 million as of December 31, 2005 and 2004, respectively. The investment is exposed to the credit risk of the lessee.

Equipment leases also include leveraged leases related to equity financing provided for several commercial passenger aircraft leased to major domestic airlines. During 2005, InterCoast Capital recorded other-than-temporary impairments of those investments and disposed of three of the five aircraft. As of December 31, 2005 and 2004, the carrying values of the aircraft leases totaled $0.7 million and $18.3 million, respectively. The remaining aircraft leases terminate in 2008 and 2009. Refer to Note (16) for a discussion of the losses recognized in 2005 related to the aircraft leases.

MidAmerican Energy non-utility property consists of property such as computer software, land and other assets not used for regulated utility purposes. The depreciable property consists primarily of computer software, which is amortized on a straight-line basis over five years.

The investment in real estate includes primarily a 1,920 acre planned residential and commercial development community located in the southeast corner of South Dakota. As of December 31, 2005, 50.4% of the development available for sale had been sold.

As of December 31, 2005, energy projects consisted of non-controlling interests in a gas-fired cogeneration facility and a hydroelectric generating facility. The investments were supported by long-term sales contracts to electric utilities primarily based on market price. During 2005, InterCoast Capital sold its investments in solar electric generating facilities. In January 2006, the long-term contract supporting the gas-fired cogeneration facility expired, and in February 2006, InterCoast Capital sold its partnership interest in the facility. Refer to Note (16) regarding the gain recognized by MidAmerican Funding.

Other venture capital investments include investments in independently managed funds, consisting principally of energy-related venture capital funds. The investments are accounted for using the cost or equity method of accounting, depending on MidAmerican Funding’s level of ownership and management control. Most of the special purpose funds have stated termination dates, ranging from 2006 through 2007. At the time of fund termination, any remaining investments in the fund are liquidated and distributions are made to investors.

(g)	Consolidated Statements of Cash Flows

MidAmerican Funding considers all cash and highly liquid debt instruments purchased with an original maturity of three months or less to be cash and cash equivalents for the Consolidated Statements of Cash Flows.

(h)	Short-term Investments

Refer to Note (1)(h) of MidAmerican Energy’s Notes to Consolidated Financial Statements.

(i)	Accounting for Derivatives

Refer to Note (1)(i) of MidAmerican Energy’s Notes to Consolidated Financial Statements.

(j)	Income Taxes

Refer to Note (1)(j) of MidAmerican Energy’s Notes to Consolidated Financial Statements.

(k)	Allowance for Funds Used During Construction

Refer to Note (1)(k) of MidAmerican Energy’s Notes to Consolidated Financial Statements.

(l)	Impairment of Long-lived assets

MidAmerican Funding periodically evaluates long-lived assets, including property, plant and equipment, when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Upon the occurrence of a triggering event, the carrying amount of a long-lived asset is reviewed to assess whether the recoverable amount has declined below its carrying amount. The recoverable amount is the estimated net future cash flows expected to be recovered from the future use of the asset, undiscounted and without interest, plus the asset’s residual value on disposal. Where the recoverable amount of the long-lived asset is less than the carrying value, an impairment loss is recognized to write down the asset to its fair value that is based on discounted estimated cash flows from the future use of the asset.

(m)	Goodwill

Goodwill resulting from past business combinations is not amortized. Periodically, such balances are evaluated for possible impairment. Based on MidAmerican Funding’s annual goodwill impairment test completed as of October 31, 2005, no impairment was indicated for goodwill. In 2004 and 2005, MidAmerican Funding adjusted goodwill for a change in related deferred income taxes due to resolution of tax issues existing at the time of purchase. The following table shows the change in the carrying amount of goodwill by reportable segment for the years ended December 31, 2005 and 2004 (in thousands):

	Generation	Delivery	Transmission	Total

Balance at January 1, 2004	$927,481	$262,906	$84,067	$1,274,454
Income tax adjustment	(4,622)	(1,331)	(419)	(6,372)
Balance at December 31, 2004	922,859	261,575	83,648	1,268,082
Income tax adjustment	(1,526)	(439)	(138)	(2,103)
Balance at December 31, 2005	$921,333	$261,136	$83,510	$1,265,979

(2)	Jointly Owned Utility Plant

Refer to Note (2) of MidAmerican Energy’s Notes to Consolidated Financial Statements.

(3)	Inventories

Refer to Note (3) of MidAmerican Energy’s Notes to Consolidated Financial Statements.

(4)	Commitments and Contingencies

Refer to Notes (4)(a) through (4)(f) of MidAmerican Energy’s Notes to Consolidated Financial Statements for MidAmerican Energy commitments and contingencies disclosures.

(g)	Other Commitments and Contingencies

InterCoast Capital has issued a letter of credit totaling $6.0 million in conjunction with an energy project investment, $1.8 million of which was drawn as of December 31, 2005. The letter of credit is reflected in Other Liabilities-Other on MidAmerican Funding‘s Consolidated Balance Sheets.

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

MidAmerican Funding's annual sinking fund requirements and maturities of long-term debt for 2006 through 2010 are $160.5 million, $1.7 million, $0.4 million, $175.0 million and $0.0 million, respectively. Refer to MidAmerican Funding's Consolidated Statements of Capitalization for detail of long-term debt.

MidAmerican Energy's Variable Rate Pollution Control Revenue Obligations bear interest at rates that are periodically established through remarketing of the bonds in the short-term tax-exempt market. MidAmerican Energy, at its option, may change the mode of interest calculation for these bonds by selecting from among several floating or fixed rate alternatives. The interest rates shown in the Consolidated Statements of Capitalization are the weighted average interest rates as of December 31, 2005 and 2004. MidAmerican Energy maintains a revolving credit facility agreement to provide liquidity for holders of these issues.

The indenture pertaining to MidAmerican Energy’s unsecured senior notes provides that if MidAmerican Energy were to issue secured debt in the future, then such unsecured senior notes, as may then be existing, would equally and ratably be secured thereby. As of December 31, 2005, MidAmerican Energy was in compliance with all of its applicable long-term debt covenants.

On November 1, 2005, MidAmerican Energy issued $300 million of 5.75% medium-term notes due in 2035. The proceeds are being used to support construction of electric generation projects and for general corporate purposes.

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

Subsidiaries of MidAmerican Funding must make payments on their own indebtedness before making distributions to MidAmerican Funding. The distributions are also subject to utility regulatory restrictions agreed to by MidAmerican Energy in March 1999. At that time, MidAmerican Energy committed to the IUB to use commercially reasonable efforts to maintain an investment grade rating on its long-term debt and to maintain its common equity level above 42% of total capitalization unless circumstances beyond its control result in the common equity level decreasing to below 39% of total capitalization. MidAmerican Energy must seek the approval from the IUB of a reasonable utility capital structure if MidAmerican Energy’s common equity level decreases below 42% of total capitalization, unless the decrease is beyond the control of MidAmerican Energy. MidAmerican Energy is also required to seek the approval of the IUB if MidAmerican Energy’s equity level decreases to below 39%, even if the decrease is due to circumstances beyond the control of MidAmerican Energy.

As of December 31, 2005, MidAmerican Funding was in compliance with all of its applicable long-term debt covenants.

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

Interim financing of working capital needs and the construction program may be obtained with unaffiliated parties from the sale of commercial paper or short-term borrowing from banks. As of December 31, 2005 and 2004, MidAmerican Funding had no unaffiliated short-term debt outstanding. Information regarding short-term debt average daily amounts follows (dollars in thousands):

	2005	2004

Average daily amount outstanding during the year	$265,059	$3,579
Weighted average interest rate on average daily amount outstanding during the year	4.3%	1.1%

MidAmerican Energy has authority from the FERC to issue through April 14, 2007, short-term debt in the form of commercial paper and bank notes aggregating $500.0 million. MidAmerican Energy has in place a $425.0 million revolving credit facility expiring November 18, 2009, which supports its $304.6 million commercial paper program and its variable rate pollution control revenue obligations. The related credit agreement requires that MidAmerican Energy’s ratio of consolidated debt to total capitalization, including current maturities, not exceed 0.65 to 1 as of the last day of any quarter. In addition, MidAmerican Energy has a $5.0 million line of credit, which expires July 1, 2006. As of December 31, 2005, MidAmerican Energy had no commercial paper or bank notes outstanding, and the full amount of the revolving credit facility and line of credit was available. MHC has a $4.0 million line of credit, expiring July 1, 2006, under which zero was outstanding at December 31, 2005. As of December 31, 2005, InterCoast Capital had a $4.2 million line of credit expiring July 1, 2006, to support a $4.2 million letter of credit, net of amounts drawn, provided to an energy project in which it has invested. A liability is reflected on MidAmerican Funding’s Consolidated Balance Sheets for the letter of credit, net of amounts drawn. As of December 31, 2005, MidAmerican Funding and its subsidiaries were in compliance with all covenants related to their respective short-term borrowings.

(8)	Preferred Securities

Refer to Note (8) of MidAmerican Energy’s Notes to Consolidated Financial Statements.

(9)	Retirement Plans

Refer to Note (9) of MidAmerican Energy’s Notes to Consolidated Financial Statements for additional information regarding MidAmerican Funding’s pension, supplemental retirement and postretirement benefit plans.

Pension and postretirement costs allocated by MidAmerican Funding to its parent and other affiliates in each of the years ended December 31, were as follows (in millions):

	2005	2004	2003

Pension costs	$11.3	$11.4	$11.6
Postretirement costs	1.8	3.1	4.2

(10)	Segment Information

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

MidAmerican Funding’s external revenues by product and services are displayed on the Consolidated Statements of Operations.

The following tables provide information on an operating segment basis as of and for the years ended December 31 (in thousands):

	2005	2004	2003
Segment Profit Information
Operating revenues:
External revenues -
Generation	$704,776	$579,251	$522,349
Energy delivery	2,110,390	1,839,289	1,812,547
Transmission	36,998	29,088	25,916
Unregulated retail services	308,173	248,725	235,000
Other	5,747	5,347	4,427
Total	3,166,084	2,701,700	2,600,239

Intersegment revenues -
Generation	701,922	643,334	629,939
Energy delivery	(760,647)	(702,418)	(690,126)
Transmission	58,725	59,084	57,946
Unregulated retail services	-	-	2,241
Total	-	-	-

Consolidated	$3,166,084	$2,701,700	$2,600,239

Depreciation and amortization expense (a):
Generation	$144,323	$144,643	$145,645
Energy delivery	113,317	111,172	121,296
Transmission	10,297	9,470	11,641
Unregulated retail services	1,006	922	2,221
Other	199	202	198
Total	$269,142	$266,409	$281,001

Interest and dividend income:
Generation	$3,423	$2,349	$2,284
Energy delivery	2,269	1,844	2,307
Transmission	313	204	346
Unregulated retail services	11	4	19
Other	1,023	326	117
Total	7,039	4,727	5,073
Intersegment eliminations	(836)	(218)	(98)
Consolidated	$6,203	$4,509	$4,975

Fixed charges:
Generation	$39,331	$33,575	$30,364
Energy delivery	35,498	33,225	37,745
Transmission	4,712	4,252	4,416
Unregulated retail services	56	54	325
Other	49,600	47,729	47,472
Total	129,197	118,835	120,322
Intersegment eliminations	(836)	(218)	(98)
Consolidated	$128,361	$118,617	$120,224

	2005	2004	2003
Segment Profit Information (continued)
Net income:
Generation	$104,888	$92,027	$91,111
Energy delivery	74,453	79,798	65,437
Transmission	37,592	33,443	26,703
Unregulated retail services	3,117	3,942	3,930
Other	(24,981)	(29,953)	(30,005)
Total	$195,069	$179,257	$157,176

Segment Asset Information
Capital expenditures:
Generation	$520,788	$540,873	$215,952
Energy delivery	161,220	164,957	143,507
Transmission	84,192	34,095	16,759
Unregulated retail services	329	457	1,257
Other	1,564	1,388	1,055
Total	$768,093	$741,770	$378,530

Total assets (b):
Generation	$3,623,297	$3,152,768	$2,567,022
Energy delivery	3,047,356	2,886,656	2,797,967
Transmission	439,587	361,419	326,502
Unregulated retail services	80,158	42,725	56,743
Other	244,542	227,258	200,863
Total	7,434,940	6,670,826	5,949,097
Reclassifications and intersegment eliminations (c)	(277,524)	(243,582)	(211,483)
Consolidated	$7,157,416	$6,427,244	$5,737,614

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

MidAmerican Funding’s income tax expense includes the following for the years ended December 31 (in thousands):

	2005	2004	2003
Current:
Federal	$86,774	$62,278	$79,848
State	20,494	(5,376)	30,163
	107,268	56,902	110,011
Deferred:
Federal	(9,342)	40,023	8,471
State	(2,375)	(5,222)	(4,028)
	(11,717)	34,801	4,443

Investment tax credit, net	(4,181)	(4,367)	(4,376)
Total	$91,370	$87,336	$110,078

The following table is a reconciliation of the statutory federal income tax rate and the effective federal and state income tax rate indicated by the Consolidated Statements of Operations for the years ended December 31:

	2005	2004	2003

Statutory federal income tax rate	35%	35%	35%
Amortization of investment tax credit	(2)	(2)	(2)
State income tax, net of federal income tax benefit	5	6	7
Renewable electricity production tax credits	(4)	-	-
Effects of ratemaking	(2)	(3)	3
Other	-	(3)	(2)
Effective federal and state income tax rate	32%	33%	41%

Deferred Income Taxes on the Consolidated Balance Sheets included the following as of December 31 (in thousands):

	2005	2004

Deferred tax assets related to:
Revenue sharing	$92,040	$79,903
Pensions	49,181	39,799
Nuclear reserves and decommissioning	14,962	27,111
Unrealized losses, net	16,653	20,560
Accrued liabilities	920	979
Other	8,535	9,963
	182,291	178,315

Deferred tax liabilities related to:
Depreciable property	492,506	509,997
Regulatory asset for income taxes	145,967	131,770
Fuel cost recoveries	9,896	887
Reacquired debt	2,472	3,876
	650,841	646,530

Net deferred income tax liability	$468,550	$468,215

(12)	Risk Management

Refer to Note (12) of MidAmerican Energy’s Notes to Consolidated Financial Statements for a discussion of MidAmerican Funding’s commodity price, and weather risks.

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

Quad Cities Station nuclear decommissioning trust funds - fair value is based on quoted market prices of the investments held by the fund.

Short-term investments - Consists of auction rate securities, the carrying amounts of which approximate fair value due to the frequent remarketing of these investments.

Marketable securities - Fair value is based on quoted market prices.

Equity investments carried at cost - Fair value is based on an estimate of MidAmerican Funding’s share of partnership equity, offers from unrelated third parties or the discounted value of the future cash flows expected to be received from these investments.

Notes payable - Fair value is estimated to be the carrying amount due to the short maturity of these issues.

Long-term debt - Fair value of long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to MidAmerican Energy for debt of the same remaining maturities.

The following table presents the carrying amount and estimated fair value of the named financial instruments as of December 31 (in thousands):

	2005		2004
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial instruments owned:
Equity investments carried at cost	$2,138	$21,690	$3,404	$11,015

Financial instruments issued:
Long-term debt, including current portion	$2,331,760	$2,433,348	$2,122,527	$2,264,706

Substantially all of MidAmerican Funding’s investments in debt and equity securities, other than auction rate securities, consist of the investments in the Quad Cities Station nuclear decommissioning trusts. Refer to Note (15) of MidAmerican Energy’s Notes to Consolidated Financial Statements. The amortized cost, gross unrealized gains and losses and estimated fair value of MidAmerican Funding’s investments in debt and equity securities as of December 31 were as follows (in thousands):

	2005
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale:
Equity securities	$85,267	$44,609	$(2,087)	$127,789
Municipal bonds	21,309	319	(131)	21,497
U. S. Government securities	47,024	520	(402)	47,142
Corporate securities	31,243	527	(581)	31,189
Cash equivalents	571	-	-	571
	$185,414	$45,975	$(3,201)	$228,188

	2004
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale:
Equity securities	$80,192	$35,904	$(1,393)	$114,703
Municipal bonds	21,649	564	(39)	22,174
U. S. Government securities	38,709	165	(694)	38,180
Corporate securities	29,845	809	(249)	30,405
Cash equivalents	2,940	-	-	2,940
	$173,335	$37,442	$(2,375)	$208,402

As of December 31, 2005, the debt securities held by the Quad Cities Station nuclear decommissioning trusts had the following maturities (in thousands):

	Available-For-Sale
	Amortized	Fair
	Cost	Value

Within 1 year	$3,148	$3,160
1 through 5 years	38,096	37,529
5 through 10 years	21,962	21,996
Over 10 years	36,370	37,143

The proceeds and gross realized gains and losses on the disposition of available-for-sale securities are shown in the following table (in thousands). Realized gains and losses in the Quad Cities Station nuclear decommissioning trusts are recorded in the regulatory liability related to the Quad Cities Station asset retirement obligation and do not impact earnings. Realized gains and losses are determined by specific identification.

	Years Ended December 31,
	2005	2004	2003

Proceeds from sales	$91,733	$85,237	$88,578
Gross realized gains	3,256	3,205	3,696
Gross realized losses	(2,175)	(822)	(607)

(16)	Non-Operating Income and Expense

Non-Operating Income - Other Income and Other Expense as shown on the Consolidated Statements of Operations include the following for the years ended December 31 (in thousands):

	2005	2004	2003
Other income:
Gain on sale of assets and other investments, net	$13,331	$-	$57
Corporate-owned life insurance income	5,151	5,447	6,317
Income from energy projects and venture capital investments	1,211	2,540	332
Marketable securities gains (losses), net	653	480	204
Income from equity method investments	-	513	1,755
Lawsuit settlement	-	-	3,083
Other	2,742	2,092	1,606
Total	$23,088	$11,072	$13,354

Other expense:
Write-down of impaired airplane leases	$15,641	$1,735	$-
Write-down of equity method investments	-	-	4,307
Write-down of other venture capital investments	-	-	2,068
Other - primarily items not recoverable from MidAmerican Energy’s regulated utility customers	4,366	3,532	3,721
Total	$20,007	$5,267	$10,096

The gain on sale of assets and other investments for 2005 is from the sale of three non-strategic, nonregulated passive investments. The write-downs of impaired airplane leases relate to MidAmerican Funding’s investments in commercial passenger aircraft leased to major domestic airlines, which it accounts for as leveraged leases.  During 2005, the airline industry continued to deteriorate and two major airline carriers filed for bankruptcy. MidAmerican Funding evaluated its investments in commercial passenger aircraft and recognized the losses for other-than-temporary impairments of those investments.

(17)	Affiliated Company Transactions

The companies identified as affiliates of MidAmerican Funding are MidAmerican Energy Holdings and its subsidiaries. The basis for these charges is provided for in service agreements between MidAmerican Funding and its affiliates. MidAmerican Energy reimbursed MidAmerican Energy Holdings in the amount of $16.3 million, $11.4 million and $12.2 million in 2005, 2004 and 2003, respectively, for its allocated share of corporate expenses.

MidAmerican Funding was reimbursed for charges incurred on behalf of its affiliates. The majority of these reimbursed expenses were for allocated employee wages and benefits, insurance, computer costs, administrative services, travel expenses and general and administrative expenses: including treasury, legal and accounting functions. The amount of such reimbursements was $49.2 million, $56.4 million and $46.2 million for 2005, 2004 and 2003, respectively.

MidAmerican Energy had an agreement with Cordova Energy Company LLC, a subsidiary of MidAmerican Energy Holdings, to purchase electric capacity and energy from a gas-fired combined cycle generation plant. The agreement, which terminated in May 2004, provided for MidAmerican Energy to purchase up to 50% of the net capacity of the plant and to supply the fuel stock required to generate the energy purchased. MidAmerican Energy’s payment for monthly capacity charges totaled $12.7 million for 2004 and $26.6 million for 2003.

Northern Natural Gas Company (“NNG”), a subsidiary of MidAmerican Energy Holdings, has been and is one of MidAmerican Energy’s suppliers of natural gas transportation and storage capacity. MidAmerican Energy had net purchases of natural gas transportation and storage capacity from NNG totaling $52.6 million in 2005, $48.3 million in 2004 and $53.5 million in 2003.

MHC has a $200 million revolving credit arrangement carrying interest at the 30-day LIBOR rate plus 25 basis points to borrow from MidAmerican Energy Holdings. Outstanding balances are unsecured and due on demand. The outstanding balance was $54.3 million at an interest rate of 4.56% as of December 31, 2005, and $31.5 million at an interest rate of 2.56% as of December 31, 2004, and is reflected as Note Payable to Affiliate on the Consolidated Balance Sheet.

MidAmerican Energy Holdings has a $100 million revolving credit arrangement, carrying interest at the 30-day LIBOR rate plus 25 basis points, to borrow from MHC. Outstanding balances are unsecured and due on demand. The outstanding balance was zero throughout 2005 and 2004.

MidAmerican Funding had accounts receivable from affiliates of $8.1 million and $7.3 million as of December 31, 2005 and 2004, respectively, included in Receivables on the Consolidated Balance Sheets. MidAmerican Funding also had accounts payable to affiliates of $7.1 million and $6.3 million as of December 31, 2005 and 2004, respectively, which is included in Accounts Payable on the Consolidated Balance Sheets.

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

(18)	Unaudited Quarterly Operating Results

	2005
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands)
Operating revenues	$856,278	$619,714	$723,308	$966,784
Operating income	99,351	58,570	130,246	92,916
Net income	56,357	25,209	66,921	46,582

	2004
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands)
Operating revenues	$840,946	$575,521	$566,448	$718,785
Operating income	111,065	59,422	115,235	70,225
Net income	54,357	21,754	59,623	43,523

Quarterly data reflect seasonal variations common in the utility industry.

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

With the supervision and participation of MidAmerican Funding’s and MidAmerican Energy’s management, including their respective persons acting as chief executive officer and chief financial officer, each company performed an evaluation regarding the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2005. Based on that evaluation, MidAmerican Funding’s and MidAmerican Energy’s management, including their respective persons acting as chief executive officer and chief financial officer, concluded that their respective disclosure controls and procedures were effective. There have been no changes during the fourth quarter of 2005 in MidAmerican Funding’s or MidAmerican Energy’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.    Other Information

None

PART III

Item 10.     Directors and Executive Officers of the Registrant

MIDAMERICAN ENERGY

Information concerning the current directors and executive officers of MidAmerican Energy is as follows:

Identification

			Served in	Served as
	Age as of	Present	Present	Director
Name	February 15, 2006	Position	Position Since	Since

Todd M. Raba	48	President and Director	2004	2002
Brent E. Gale	54	Senior Vice President	2004
Keith D. Hartje	56	Senior Vice President	1999
Brian K. Hankel	43	Vice President, Treasurer and Director	1999	2002
Thomas B. Specketer	49	Vice President and Controller	1999
Steven R. Weiss	51	Vice President, General Counsel and Director	2000	2005

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

BRENT E. GALE has been Senior Vice President of MidAmerican Energy since July 2004. Mr. Gale has served in various legal, regulatory and strategic positions with MidAmerican Energy and its predecessors for more than five years prior to that.

KEITH D. HARTJE has been Senior Vice President of MidAmerican Energy since March 1999. Mr. Hartje served as Vice President of MidAmerican Energy from 1996 to March 1999 and held various executive and management positions with MidAmerican Energy and its predecessors for more than five years prior to that.

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

MIDAMERICAN FUNDING

Information concerning the current managers and executive officers of MidAmerican Funding is as follows:

Identification

			Served in	Served as
	Age as of		Present	Manager
Name	February 15, 2006	Present Position	Position Since	Since

Gregory E. Abel	43	President	1999	2001
Brian K. Hankel	43	Vice President and Treasurer	2005
Thomas B. Specketer	49	Vice President and Controller	2005
Douglas L. Anderson	47	Manager		2005
Patrick J. Goodman	39	Manager		2005
Ronald W. Roskens	73	Independent Manager	2003	2003

The Board of Managers elects officers annually. There are no family relationships among these officers, nor any arrangements or understanding between any officer and any other person pursuant to which the officer was selected.

Business Experience

GREGORY E. ABEL has been MidAmerican Funding’s President since its formation in March 1999. Mr. Abel served as MidAmerican Funding’s Chief Operating Officer from March 1999 to May 2005 and as a manager from 2001 to 2005. Mr. Abel joined MidAmerican Energy Holdings in 1992 and initially served as Vice President and Controller. Mr. Abel is a Chartered Accountant and from 1984 to 1992 he was employed by PricewaterhouseCoopers. As a Manager in the San Francisco office of PricewaterhouseCoopers, he was responsible for clients in the energy industry.

BRIAN K. HANKEL has been Vice President and Treasurer of MidAmerican Funding since May 2005. Mr. Hankel joined MidAmerican Energy Holdings in 1992 and has served in various treasury positions including Treasurer. Prior to joining MidAmerican Energy Holdings, Mr. Hankel was a Money Position Analyst at FirsTier Bank of Lincoln from 1988 to 1992 and Senior Credit Analyst at FirsTier from 1987 to 1988.

THOMAS B. SPECKETER has been Vice President and Controller of MidAmerican Funding since May 2005 and Vice President and Controller of MidAmerican Energy since September 1999. Mr. Specketer served as Manager Tax Compliance of MidAmerican Energy from March 1999 to August 1999 and held various other tax and accounting management positions for MidAmerican Energy and its predecessors for more than five years prior to that.

DOUGLAS L. ANDERSON has been a manager of MidAmerican Funding since May 2005. Mr. Anderson served as MidAmerican Funding’s Vice President and General Counsel from May 2002 to May 2005. Mr. Anderson joined MidAmerican Energy Holdings in 1993 and has served in various legal positions including General Counsel of MidAmerican Energy Holdings’ independent power affiliates. From 1990 to 1993, Mr. Anderson was a corporate attorney with Fraser, Stryker, Mensey, Olson, Boyer & Bloch, P.C. in Omaha, NE. Prior to that, Mr. Anderson was a principal in the firm Anderson & Anderson in Sioux Falls, South Dakota.

PATRICK J. GOODMAN has been a manager of MidAmerican Funding since May 2005. Mr. Goodman served as MidAmerican Funding’s Vice President and Treasurer from April 1999 to May 2005. Mr. Goodman joined MidAmerican Energy Holdings in June 1995 and served in various financial positions including Chief Accounting Officer. Prior to joining MidAmerican Energy Holdings, Mr. Goodman was a financial manager for National Indemnity Company and a senior associate at PricewaterhouseCoopers.

RONALD W. ROSKENS has been MidAmerican Funding’s Independent Manager since January 2003. Dr. Roskens has served since 1996 as the President of Global Connections, Inc. (Omaha, Nebraska), an international business consulting firm. Dr. Roskens has previously served as Administrator of the U.S. Agency for International Development, President of the University of Nebraska System and Executive Vice President and professor at Kent State University. He is a director of ConAgra Foods Inc.

Audit Committee and Audit Committee Financial Expert

During the fiscal year ended December 31, 2005, and as of the date of this Report, MidAmerican Funding's Board of Managers and MidAmerican Energy's Board of Directors had no committees, including any audit committee. Neither MidAmerican Funding nor MidAmerican Energy have any securities listed on any securities exchange and neither is required to have an audit committee. However, the audit committee of MEHC is acting as the audit committee for the companies.

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

Information required by Item 12 is omitted pursuant to General Instruction I(2)(c) to Form 10-K.

Item 13.     Certain Relationships and Related Transactions

Information required by Item 13 is omitted pursuant to General Instruction I(2)(c) to Form 10-K.

Item 14.     Principal Accountant Fees and Services

Aggregate fees billed to MidAmerican Funding and its subsidiaries, including MidAmerican Energy, and to MidAmerican Energy separately, during the fiscal years ending December 31, 2005 and 2004, by their principal accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “the Deloitte Entities”), are set forth below. The audit committee of MidAmerican Energy Holdings has considered whether the provision of the non-audit services described below is compatible with maintaining the principal accountant's independence and concluded that such services are not independence-impairing services.

	MidAmerican Funding		MidAmerican Energy
	2005	2004	2005	2004
	(In thousands)

Audit Fees (1)	$570.8	$604.6	$513.7	$544.1
Audit-Related Fees (2)	42.0	36.6	37.8	32.9
Tax Fees (3)	135.2	321.6	121.7	292.1
All Other Fees (4)	-	-	-	-
Total aggregate fees billed	$748.0	$962.8	$673.2	$869.1

(1)
Includes the aggregate fees billed for each of the last two fiscal years for professional services rendered by the Deloitte Entities for the audit of MidAmerican Funding’s and MidAmerican Energy’s respective annual financial statements and the review of their respective financial statements included in Form 10-Q or for services that are normally provided by the Deloitte Entities in connection with statutory and regulatory filings or engagements for those fiscal years.

(2)
Includes the aggregate fees billed in each of the last two fiscal years for assurance and related services by the Deloitte Entities that are reasonably related to the performance of the audit or review of each registrant's financial statements. Services included in this category include audits of benefit plans, due diligence for possible acquisitions and consultation pertaining to new and proposed accounting and regulatory rules.

(3)	Includes the aggregate fees billed in each of the last two fiscal years for professional services rendered by the Deloitte Entities for tax compliance, tax advice, and tax planning.

(4)
Includes the aggregate fees billed in each of the last two fiscal years for products and services provided by the Deloitte Entities, other than the services reported as “Audit Fees,” “Audit-Related Fees,” or “Tax Fees.”

PART IV

Item 15.     Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements (included herein)

Consolidated financial statements of MidAmerican Energy and MidAmerican Funding, as well as the Report of Independent Registered Public Accounting Firm, are included in Item 8 of this Form 10-K.

(a)(2)	Financial Statement Schedules

The following schedules should be read in conjunction with the aforementioned financial statements.

Page

MidAmerican Energy Company Consolidated Valuation and Qualifying Accounts (Schedule II)	106

MidAmerican Funding, LLC Consolidated Valuation and Qualifying Accounts (Schedule II)	107

Other schedules are omitted because they are not required or the information therein is not applicable, or is reflected in the consolidated financial statements or notes thereto.

(b)	Exhibits

See Exhibits Index on page 110.

106

SCHEDULE II

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2005
(In thousands)

	Column B	Column C		Column E
	Balance at	Additions		Balance
Column A	Beginning	Charged	Column D	at End
Description	of Year	to Income	Deductions	of Year

Reserves Deducted From Assets To Which They Apply:

Reserve for uncollectible accounts receivable:

Year ended 2005	$8,678	$11,037	$(8,843)	$10,872

Year ended 2004	$7,484	$9,902	$(8,708)	$8,678

Year ended 2003	$7,615	$9,909	$(10,040)	$7,484

Reserves Not Deducted From Assets (1):

Year ended 2005	$9,404	$4,019	$(2,386)	$11,037

Year ended 2004	$8,779	$3,562	$(2,937)	$9,404

Year ended 2003	$8,198	$3,427	$(2,846)	$8,779

(1)	Reserves not deducted from assets include estimated liabilities for losses retained by MidAmerican Energy for workers compensation, public liability and property damage claims.

106

SCHEDULE II

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2005
(In thousands)

Column A Description	Column B Balance at Beginning of Year	Column C Additions Charged to Income	Column D Deductions	Column E Balance at End of Year

Reserves Deducted From Assets To Which They Apply:

Reserve for uncollectible accounts receivable:

Year ended 2005	$8,748	$11,037	$(8,843)	$10,942

Year ended 2004	$7,554	$9,902	$(8,708)	$8,748

Year ended 2003	$7,685	$9,909	$(10,040)	$7,554

Reserves Not Deducted From Assets (1):

Year ended 2005	$10,848	$4,019	$(2,386)	$12,481

Year ended 2004	$9,737	$4,048	$(2,937)	$10,848

Year ended 2003	$9,166	$3,427	$(2,856)	$9,737

(1)	Reserves not deducted from assets include primarily estimated liabilities for losses retained by MHC for workers compensation, public liability and property damage claims.

SIGNATURES

MIDAMERICAN ENERGY

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDAMERICAN ENERGY COMPANY
Registrant

Date: March 3, 2006	/s/ Todd M. Raba
(Todd M. Raba)
President
(chief executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signatures	Title	Date

/s/ Thomas B. Specketer	Vice President and Controller	March 3, 2006
(Thomas B. Specketer)	(principal financial and accounting officer)

/s/ Brian K. Hankel	Vice President and Director	March 3, 2006
(Brian K. Hankel)

/s/ Todd M. Raba	President and Director	March 3, 2006
(Todd M. Raba)

/s/ Steven R. Weiss	Vice President and Director	March 3, 2006
(Steven R. Weiss)

MIDAMERICAN FUNDING, LLC

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDAMERICAN FUNDING, LLC
Registrant

Date: March 3, 2006	/s/ Gregory E. Abel
(Gregory E. Abel)
President
(chief executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signatures	Title	Date

/s/ Thomas B. Specketer	Vice President and Controller	March 3, 2006
(Thomas B. Specketer)	(principal financial and accounting officer)

/s/ Patrick J. Goodman	Manager	March 3, 2006
(Patrick J. Goodman)

/s/ Ronald W. Roskens	Manager	March 3, 2006
(Ronald W. Roskens)

/s/ Douglas L. Anderson	Manager	March 3, 2006
(Douglas L. Anderson)

110

EXHIBIT INDEX

Exhibits Filed Herewith

MidAmerican Energy

23	Consent of Deloitte & Touche LLP

31.1	Chief executive officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief financial officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief executive officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief financial officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

MidAmerican Funding

31.3	Chief executive officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Chief financial officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.3	Chief executive officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4	Chief financial officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

MidAmerican Energy and MidAmerican Funding

4.1	Fourth Supplemental Indenture, dated November 1, 2005, by and between MidAmerican Energy Company and the Bank of New York Trust Company, NA, as Trustee.

10.1
Credit Agreement among MidAmerican Energy Company, the Lending Institutions Party Hereto, as Banks, Union Bank of California, N.A., as Syndication Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent, dated as of November 18, 2004 Union Bank of California, N.A. and J.P. Morgan Securities, Inc. Co-Lead Arrangers and Co-Book Runners.

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

4.9
First Supplemental Indenture, dated as of February 8, 2002, by and between MidAmerican Energy Company and The Bank of New York, as Trustee. (Filed as Exhibit 4.3 to MidAmerican Energy’s Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 333-15387.)

4.10
Second Supplemental Indenture, dated as of January 14, 2003, by and between MidAmerican Energy Company and The Bank of New York, as Trustee. (Filed as Exhibit 4.2 to MidAmerican Energy’s Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 333-15387.)

4.11
Third Supplemental Indenture, dated as of October 1, 2004, by and between MidAmerican Energy Company and The Bank of New York, as Trustee. (Filed as Exhibit 4.1 to MidAmerican Energy’s Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 333-15387.)

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