Form 10-Q
period 2006-03-31
MIDAMERICAN ENERGY CO; MIDAMERICAN FUNDING LLC
filed 2006-05-05
CIK 928576, 1098296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

or

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

As of May 1, 2006, all of the member’s equity of MidAmerican Funding, LLC was held by its parent company, MidAmerican Energy Holdings Company.

As of May 1, 2006, all 70,980,203 outstanding shares of MidAmerican Energy Company’s voting stock were held by its parent company, MHC Inc., a direct, wholly owned subsidiary of MidAmerican Funding, LLC.

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
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Energy Company and subsidiary (the “Company”) as of March 31, 2006, and the related consolidated statements of operations and cash flows for the three-month periods ended March 31, 2006 and 2005. These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and statement of capitalization (not presented herein) of MidAmerican Energy Company and subsidiary as of December 31, 2005, and the related consolidated statements of operations, comprehensive income, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated March 3, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2005 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Des Moines, Iowa
May 4, 2006

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands)

	As of
	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Utility Plant, Net
Electric	$5,986,787	$5,933,387
Gas	1,001,056	992,834
	6,987,843	6,926,221
Accumulated depreciation and amortization	(3,149,555)	(3,096,933)
	3,838,288	3,829,288
Construction work in progress	643,255	596,458
	4,481,543	4,425,746

Current Assets
Cash and cash equivalents	187,434	70,914
Short-term investments	24,200	25,425
Receivables, net	398,853	463,630
Inventories	36,719	84,623
Other	33,198	61,221
	680,404	705,813

Investments and Nonregulated Property, Net	367,328	359,690
Regulatory Assets	215,341	237,201
Other Assets	125,869	135,687
Total Assets	$5,870,485	$5,864,137

CAPITALIZATION AND LIABILITIES

Capitalization
Common shareholder’s equity	$1,831,549	$1,744,882
MidAmerican Energy preferred securities	30,329	30,329
Long-term debt, excluding current portion	1,470,263	1,471,251
	3,332,141	3,246,462
Current Liabilities
Current portion of long-term debt	161,438	160,509
Accounts payable	240,688	359,496
Taxes accrued	115,865	84,122
Interest accrued	29,090	14,488
Other	83,015	94,501
	630,096	713,116
Other Liabilities
Deferred income taxes	471,205	471,892
Investment tax credits	43,333	43,962
Asset retirement obligations	193,887	191,117
Regulatory liabilities	766,209	763,155
Other	433,614	434,433
	1,908,248	1,904,559
Total Capitalization and Liabilities	$5,870,485	$5,864,137

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Three Months
	Ended March 31,
	2006	2005
	(Unaudited)
Operating Revenues
Regulated electric	$415,189	$312,579
Regulated gas	455,852	467,465
Nonregulated	170,141	75,092
	1,041,182	855,136

Operating Expenses
Regulated:
Cost of fuel, energy and capacity	135,607	88,763
Cost of gas sold	379,929	387,012
Other operating expenses	96,320	90,393
Maintenance	30,866	31,650
Depreciation and amortization	74,647	63,402
Property and other taxes	24,670	24,446
	742,039	685,666
Nonregulated:
Cost of sales	160,746	66,426
Other	3,509	3,583
	164,255	70,009
Total operating expenses	906,294	755,675

Operating Income	134,888	99,461

Non-Operating Income
Interest and dividend income	2,423	1,166
Allowance for equity funds	7,203	4,396
Other income	2,022	881
Other expense	(381)	(600)
	11,267	5,843
Fixed Charges
Interest on long-term debt	23,887	19,946
Other interest expense	2,709	1,822
Allowance for borrowed funds	(3,181)	(1,946)
	23,415	19,822

Income Before Income Taxes	122,740	85,482
Income Taxes	35,772	29,133
Net Income	86,968	56,349
Preferred Dividends	312	312

Earnings on Common Stock	$86,656	$56,037

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months
	Ended March 31,
	2006	2005
	(Unaudited)

Net Cash Flows From Operating Activities
Net income	$86,968	$56,349
Adjustments to reconcile net income to net cash provided:
Depreciation and amortization	74,979	63,728
Deferred income taxes and investment tax credit, net	(1,709)	(4,953)
Amortization of other assets and liabilities	6,834	6,705
Impact of changes in working capital:
Receivables, net	58,083	10,500
Inventories	47,904	57,167
Accounts payable	(89,359)	(41,606)
Taxes accrued	31,743	23,045
Other current assets and liabilities	22,921	5,105
Other	6,555	5,700
Net cash provided by operating activities	244,919	181,740

Net Cash Flows From Investing Activities
Utility construction expenditures	(130,484)	(142,758)
Quad Cities Station decommissioning trust fund contributions	(2,075)	(2,075)
Purchases of available-for-sale securities	(303,163)	(95,215)
Proceeds from sales of available-for-sale securities	300,164	106,736
Other investing activities, net	6,494	2,850
Net cash used in investing activities	(129,064)	(130,462)

Net Cash Flows From Financing Activities
Dividends paid	(312)	(312)
Retirement of long-term debt, including reacquisition cost	(145)	(90,614)
Other	1,122	171
Net cash provided (used) in financing activities	665	(90,755)

Net Increase (Decrease) in Cash and Cash Equivalents	116,520	(39,477)
Cash and Cash Equivalents at Beginning of Period	70,914	88,113
Cash and Cash Equivalents at End of Period	$187,434	$48,636

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

Certain classifications of amounts for 2005 are different than originally reported. The accompanying Consolidated Statement of Cash Flows for the three months ended March 31, 2005, reflects Purchases of Available-for-Sale Securities totaling $19.7 million and Proceeds from Sales of Available-for-Sale Securities totaling $16.7 million related to transactions of securities held in the Quad Cities Station nuclear decommissioning trusts.

MidAmerican Energy is a public utility with electric and natural gas operations and is the principal subsidiary of MHC Inc. (“MHC”). MHC is a direct, wholly owned subsidiary of MidAmerican Funding, LLC (“MidAmerican Funding”), whose sole member is MidAmerican Energy Holdings Company.

2.	Commitments and Contingencies

(a)	Environmental Matters

MidAmerican Energy is subject to numerous environmental laws, including the federal Clean Air Act and various state air quality laws; the Endangered Species Act; the Comprehensive Environmental Response, Compensation and Liability Act, and similar state laws relating to environmental cleanups; the Resource Conservation and Recovery Act and similar state laws relating to the storage and handling of hazardous materials; and the Clean Water Act, and similar state laws relating to water quality. These laws have the potential for impacting MidAmerican Energy’s operations. Specifically, the Clean Air Act will likely impact the operation of MidAmerican Energy’s generating facilities and will likely require MidAmerican Energy to either reduce emissions from those facilities through the installation of emission controls or the purchase of additional emission allowances, or some combination thereof.

(b)	Air Quality

MidAmerican Energy is subject to applicable provisions of the Clean Air Act and related air quality standards promulgated by the United States Environmental Protection Agency (“EPA”). The Clean Air Act provides the framework for regulation of certain air emissions and permitting and monitoring associated with those emissions. MidAmerican Energy believes it is in material compliance with current air quality requirements.

The EPA has in recent years implemented more stringent national ambient air quality standards for ozone and new standards for fine particulate matter. These standards set the minimum level of air quality that must be met throughout the United States. Areas that achieve the standards, as determined by ambient air quality monitoring, are characterized as being in attainment of the standard. Areas that fail to meet the standard are designated as being nonattainment areas. Generally, once an area has been designated as a nonattainment area, sources of emissions that contribute to the failure to achieve the ambient air quality standards are required to make emissions reductions. The EPA has concluded that the entire state of Iowa, where MidAmerican Energy’s major emission sources are located, is in attainment of the ozone, and the current fine particulate matter, standards.

In December 2005, the EPA proposed a revision of the ambient air quality standards for fine particles that would maintain the current annual standard and set a new, more stringent 24-hour standard for the concentration of fine particulate in ambient air. The EPA is scheduled to issue final rules in September 2006.

In March 2005, the EPA released the final Clean Air Mercury Rule (“CAMR”). The CAMR utilizes a market-based cap and trade mechanism to reduce mercury emissions from coal-burning power plants from the 1999 nationwide level of 48 tons to 15 tons at full implementation. The CAMR’s two-phase reduction program requires initial reductions of mercury emission in 2010 and an overall reduction in mercury emissions from coal-burning power plants of 70% by 2018. Individual states are required to implement the CAMR or alternative requirements to achieve equivalent or greater mercury emission reductions through their state implementation plans.

In March 2005, the EPA released the final Clean Air Interstate Rule (“CAIR”), calling for reductions of sulfur dioxide (“SO2”) and nitrogen oxides (“NOx”) emissions in the eastern United States through, at each state’s option, a market-based cap and trade system, emission reductions, or both. The state of Iowa is implementing rules that exercise the option of the market-based cap and trade system. While the state of Iowa has been determined to be in attainment of the ozone and fine particulate standards, Iowa has been found to significantly contribute to nonattainment of the fine particulate standard in Cook County, Illinois; Lake County, Indiana; Madison County, Illinois; St. Clair County, Illinois; and Marion County, Indiana. The EPA has also concluded that emissions from Iowa significantly contribute to ozone nonattainment in Kenosha and Sheboygan counties in Wisconsin and Macomb County, Michigan. Under the final CAIR, the first phase reductions of SO2 emissions are effective on January 1, 2010, with the second phase reductions effective January 1, 2015. For NOx, the first phase emissions reductions are effective January 1, 2009, and the second phase reductions are effective January 1, 2015. The CAIR calls for overall reductions of SO2 and NOx in Iowa of 68% and 67%, respectively, from 2003 levels by 2015.

The CAMR or the CAIR could, in whole or in part, be superseded or made more stringent by one of a number of multi-pollutant emission reduction proposals currently under consideration at the federal level, including pending legislative proposals that contemplate 70% to 90% reductions of SO2, NOX and mercury, as well as possible new federal regulation of carbon dioxide and other gases that may affect global climate change. In addition to any federal legislation that could be enacted by Congress to supersede the CAMR and the CAIR, the rules could be changed or overturned as a result of litigation. The sufficiency of the standards established by both the CAMR and the CAIR has been legally challenged in the United States District Court for the District of Columbia.

The EPA has initiated a regional haze program intended to improve visibility at specific federally protected areas. Some of MidAmerican Energy’s plants meet the threshold applicability criteria under the Clean Air Visibility Rules. MidAmerican Energy and other stakeholders are participating in the Central States Regional Air Partnership to help develop the technical and policy tools needed to comply with this program.

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

Under the existing New Source Review (“NSR”) provisions of the Clean Air Act, any facility that emits regulated pollutants is required to obtain a permit from the EPA or a state regulatory agency prior to (1) beginning construction of a new major stationary source of an NSR-regulated pollutant or (2) making a physical or operational change to an existing stationary source of such pollutants that increases certain levels of emissions, unless the changes are exempt under the regulations (including routine maintenance, repair and replacement of equipment). In general, projects subject to NSR regulations are subject to pre-construction review and permitting under the Prevention of Significant Deterioration (“PSD”) provisions of the Clean Air Act. Under the PSD program, a project that emits threshold levels of regulated pollutants must undergo a Best Available Control Technology analysis and evaluate the most effective emissions controls. These controls must be installed in order to receive a permit. Violations of NSR regulations, which may be alleged by the EPA, states, and environmental groups, among others, potentially subject a utility to material expenses for fines and other sanctions and remedies including requiring installation of enhanced pollution controls and funding supplemental environmental projects.

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

In 2002 and 2003, the EPA proposed various changes to its NSR rules that clarify what constitutes routine repair, maintenance and replacement for purposes of triggering NSR requirements. These changes have been subject to legal challenge and, until such time as the legal challenges are resolved and the rules are effective, MidAmerican Energy will continue to manage projects at its generating plants in accordance with the rules in effect prior to 2002. In October 2005, the EPA proposed a rule that would change or clarify how emission increases are to be calculated for purposes of determining the applicability of the NSR permitting program for existing power.

In February 2005, the Kyoto Protocol became effective, requiring 35 developed countries to reduce greenhouse gas emissions by approximately 5% between 2008 and 2012. While the United States did not ratify the protocol, the ratification and implementation of its requirements in other countries has resulted in increased attention on the climate change issue in the United States. In 2005, the Senate adopted a “sense of the Senate” resolution that puts the Senate on record that Congress should enact a comprehensive and effective national program of mandatory, market-based limits and incentives on emissions of greenhouse gases that slow, stop, and reverse the growth of such emissions at a rate and in a manner that will not significantly harm the United States economy; and will encourage comparable action by other nations that are major trading partners and key contributors to global emissions. It is anticipated that the resolution may be further addressed by Congress in 2006. While debate continues at the national level over the direction of domestic climate policy, several states are developing state-specific or regional legislative initiatives to reduce greenhouse gas emissions. In December 2005, the states of Connecticut, Delaware, Maine, New Hampshire, New Jersey, New York and Vermont signed a mandatory regional pact to reduce greenhouse gas emissions that would become effective in 2009 and ultimately would require a reduction in greenhouse gas emissions of 10 percent from 1990 levels. An executive order signed by California’s governor in June 2005 would reduce greenhouse gas emissions in that state to 2000 levels by 2010, to 1990 levels by 2020 and 80 percent below 1990 levels by 2050. In addition, California is seeking to apply a greenhouse gas emission performance standard to all electricity generated within the state or delivered from outside the state that is no higher than the greenhouse gas emission levels of a state-of-the-art combined-cycle natural gas generation facility.

Litigation was filed in the federal district court for the southern district of New York seeking to require reductions of carbon dioxide emissions from generating facilities of five large electric utilities. The court dismissed the public nuisance suit, holding that such critical issues affecting the United States such as greenhouse gas emissions reductions are not the domain of the court and should be resolved by the Executive Branch and the U.S. Congress. This ruling has been appealed to the Second Circuit Court of Appeals. The outcome of climate change litigation and federal and state initiatives cannot be determined at this time; however, adoption of stringent limits on greenhouse gas emissions could significantly impact MidAmerican Energy’s fossil-fueled facilities and, therefore, its results of operations.

The EPA’s regulation of certain pollutants under the Clean Air Act, and its failure to regulate other pollutants, is being challenged by various lawsuits brought by both individual state attorney generals and environmental groups. To the extent that these actions may be successful in imposing additional and/or more stringent regulation of emissions on fossil-fueled facilities in general and MidAmerican Energy’s facilities in particular, such actions will likely impact MidAmerican Energy’s fossil-fueled facilities and, therefore, its results of operations.

(b)	Nuclear Decommissioning Costs

Expected nuclear decommissioning costs for Quad Cities Station have been developed based on a site-specific decommissioning study that includes decontamination, dismantling, site restoration, dry fuel storage cost and an assumed shutdown date. Quad Cities Station nuclear decommissioning costs are included in base rates in MidAmerican Energy’s Iowa tariffs.

MidAmerican Energy’s share of estimated decommissioning costs for Quad Cities Station, as calculated in accordance with Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” was $165.4 million and $163.0 million as of March 31, 2006 and December 31, 2005, respectively, and is reflected in Asset Retirement Obligations on the Consolidated Balance Sheets. Refer to Note (14) of MidAmerican Energy’s most recently filed Form 10-K for a discussion of asset retirement obligations. MidAmerican Energy has established trusts for the investment of funds for decommissioning the Quad Cities Station. The fair value of the assets held in the trusts as of March 31, 2006 and December 31, 2005, was $235.5 million and $228.1 million, respectively, and is reflected in Investments and Nonregulated Property, Net on the Consolidated Balance Sheets.

MidAmerican Energy’s depreciation and amortization includes costs for Quad Cities Station decommissioning. The regulatory provision charged to expense is equal to the funding that is being collected in Iowa rates.

3.	Rate Matters

Under a series of settlement agreements between MidAmerican Energy, the OCA and other intervenors approved by the IUB, MidAmerican Energy has agreed not to seek a general increase in electric rates to become effective prior to January 1, 2013, unless its Iowa jurisdictional electric return on equity for any year falls below 10%. Prior to filing for a general increase in electric rates, MidAmerican Energy is required to conduct 30 days of good faith negotiations with the signatories to the settlement agreements to attempt to avoid a general increase in such rates. As a party to the settlement agreements, the OCA has agreed not to request or support any decrease in MidAmerican Energy’s Iowa electric rates prior to January 1, 2013. The settlement agreements specifically allow the IUB to approve or order electric rate design or cost of service rate changes that could result in changes to rates for specific customers as long as such changes do not result in an overall increase in revenues for MidAmerican Energy. The settlement agreements also each provide that portions of revenues associated with Iowa retail electric returns on equity within specified ranges will be recorded as a regulatory liability.

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

On December 16, 2005, MidAmerican Energy filed with the IUB a settlement agreement between MidAmerican Energy and the OCA regarding ratemaking principles for up to 545 MW of additional wind-powered generation capacity in Iowa, based on nameplate ratings. The settlement agreement, which was approved by the IUB on April 18, 2006, extends through 2012 MidAmerican Energy’s commitment not to seek a general increase in electric rates unless its Iowa jurisdictional electric return on equity for the calendar year 2011 falls below 10%. Additionally, the revenue sharing mechanism is extended through 2012, and the OCA agrees not to seek any decrease in Iowa electric base rates to become effective prior to January 1, 2013.

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

Balance January 1, 2006	$213,135
Revenue sharing	16,500
Interest costs	2,387
Amounts applied to utility plant in service	(34)
Balance March 31, 2006	$231,988

4.	Retirement Plans

MidAmerican Energy sponsors a noncontributory defined benefit pension plan covering substantially all employees of MidAmerican Energy Holdings Company and its domestic energy subsidiaries other than PacifiCorp. MidAmerican Energy also sponsors certain postretirement health care and life insurance benefits covering substantially all retired employees of MidAmerican Energy Holdings Company and its domestic energy subsidiaries other than PacifiCorp. Non-union employees hired after June 30, 2004, are not eligible for postretirement benefits other than pensions. Net periodic benefit cost for the pension, including supplemental retirement, and postretirement benefit plans of MidAmerican Energy and the aforementioned affiliates included the following components for the three months ended March 31, (in thousands):

	Pension		Postretirement
	2006	2005	2006	2005

Components of net periodic benefit cost:
Service cost	$6,409	$6,687	$1,741	$1,648
Interest cost	9,489	9,172	3,471	3,589
Expected return on plan assets	(9,727)	(9,527)	(2,482)	(2,321)
Amortization of net transition balance	-	-	601	614
Amortization of prior service cost	630	671	-	-
Amortization of prior year loss	280	409	352	421
Net periodic benefit cost	$7,081	$7,412	$3,683	$3,951

MidAmerican Energy expects to contribute $6.7 million and $14.5 million in 2006 to its pension and postretirement plans, respectively. As of March 31, 2006, $1.5 million and $3.4 million of contributions have been made to the pension and postretirement plans, respectively.

5.	Segment Information

Beginning in 2006, MidAmerican Energy changed its reportable operating segments. Prior year amounts are reflected on a consistent basis with the 2006 amounts. MidAmerican Energy has identified two reportable operating segments: electric and gas. The electric segment derives most of its revenue from regulated retail sales of electricity to residential, commercial, and industrial customers and from wholesale sales to other utilities. The gas segment derives most of its revenue from regulated retail sales of natural gas to residential, commercial, and industrial customers and also obtains significant revenues by transporting gas owned by others through its distribution system. Pricing for regulated electric and gas sales are established separately by regulatory agencies; therefore, management also reviews each segment separately to make decisions regarding allocation of resources and in evaluating performance. Common operating costs, interest income, interest expense and income tax expense are allocated to each segment based on MidAmerican Energy allocators most related to the nature of the cost. “Nonregulated and Other” in the tables below consists principally of nonregulated gas and nonregulated electric activities.

The following tables provide MidAmerican Energy’s operating revenues, earnings on common stock and total assets on a reportable operating segment basis (in thousands):

	Three Months
	Ended March 31,
	2006	2005
Segment Profit Information
Operating revenues:
Electric	$415,189	$312,579
Gas	455,852	467,465
Nonregulated and Other	170,141	75,092
Total	$1,041,182	$855,136

Earnings on common stock:
Electric	$63,300	$32,332
Gas	19,967	21,581
Nonregulated and Other	3,389	2,124
Total	$86,656	$56,037

	As of
	March 31,	December 31,
	2006	2005
Segment Asset Information
Total assets:
Electric	$4,823,691	$4,698,923
Gas	928,518	1,052,978
Nonregulated and Other	118,276	112,236
Total	$5,870,485	$5,864,137

6.	Total Comprehensive Income

MidAmerican Energy’s total comprehensive income for the three months ended March 31, 2006 and 2005, was $86.7 million and $53.1 million, respectively. For the three months ended March 31, 2005, the difference from Earnings on Common Stock was due to a minimum pension liability adjustment. Accumulated other comprehensive loss, net, was $2.6 million as of March 31, 2006 and December 31, 2005.

7.	Risk Management

In 2006, MidAmerican Energy changed its management strategy with regard to certain nonregulated end-use gas contracts. This change resulted in recording prospectively the related revenues and cost of sales on a gross, rather than net, basis in accordance with Emerging Issues Task Force Issue No. 02-3, “Recognition and Reporting of Gains and Losses on Energy Trading Contracts Under Issues No. 98-10 and 00-17.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Member
MidAmerican Funding, LLC
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Funding, LLC and subsidiaries (the “Company”) as of March 31, 2006, and the related consolidated statements of operations and cash flows for the three-month periods ended March 31, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and statement of capitalization (not presented herein) of MidAmerican Funding, LLC and subsidiaries as of December 31, 2005, and the related consolidated statements of operations, comprehensive income, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated March 3, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2005 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Des Moines, Iowa
May 4, 2006

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	As of
	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Utility Plant, Net
Electric	$5,986,787	$5,933,387
Gas	1,001,056	992,834
	6,987,843	6,926,221
Accumulated depreciation and amortization	(3,149,555)	(3,096,933)
	3,838,288	3,829,288
Construction work in progress	643,255	596,458
	4,481,543	4,425,746
Current Assets
Cash and cash equivalents	187,675	71,207
Short-term investments	24,200	25,425
Receivables, net	395,912	469,128
Inventories	36,719	84,623
Other	33,792	61,577
	678,298	711,960

Investments and Nonregulated Property, Net	386,297	380,835
Goodwill	1,267,448	1,265,979
Regulatory Assets	215,341	237,201
Other Assets	125,878	135,695
Total Assets	$7,154,805	$7,157,416

CAPITALIZATION AND LIABILITIES
Capitalization
Member’s equity	$2,321,477	$2,234,837
MidAmerican Energy preferred securities	30,329	30,329
Long-term debt, excluding current portion	2,170,263	2,171,251
	4,522,069	4,436,417
Current Liabilities
Note payable to affiliate	63,188	54,283
Current portion of long-term debt	161,438	160,509
Accounts payable	241,306	360,225
Taxes accrued	126,427	105,029
Interest accrued	33,302	30,401
Other	83,218	94,712
	708,879	805,159
Other Liabilities
Deferred income taxes	476,635	468,550
Investment tax credits	43,333	43,962
Asset retirement obligations	193,887	191,117
Regulatory liabilities	766,209	763,155
Other	443,793	449,056
	1,923,857	1,915,840
Total Capitalization and Liabilities	$7,154,805	$7,157,416

The accompanying notes are an integral part of these financial statements

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Three Months
	Ended March 31,
	2006	2005
	(Unaudited)
Operating Revenues
Regulated electric	$415,189	$312,579
Regulated gas	455,852	467,465
Nonregulated	170,676	76,234
	1,041,717	856,278

Operating Expenses
Regulated:
Cost of fuel, energy and capacity	135,607	88,763
Cost of gas sold	379,929	387,012
Other operating expenses	96,320	90,393
Maintenance	30,866	31,650
Depreciation and amortization	74,647	63,402
Property and other taxes	24,670	24,446
	742,039	685,666
Nonregulated:
Cost of sales	160,924	66,590
Other	4,281	4,671
	165,205	71,261
Total operating expenses	907,244	756,927

Operating Income	134,473	99,351

Non-Operating Income
Interest and dividend income	2,464	1,205
Allowance for equity funds	7,203	4,396
Other income	15,173	12,082
Other expense	(415)	(2,512)
	24,425	15,171

Fixed Charges
Interest on long-term debt	35,661	31,720
Other interest expense	3,394	2,056
Preferred dividends of subsidiaries	312	312
Allowance for borrowed funds	(3,181)	(1,946)
	36,186	32,142

Income Before Income Taxes	122,712	82,380
Income Taxes	36,084	26,023

Net Income	$86,628	$56,357

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months
	Ended March 31,
	2006	2005
	(Unaudited)

Net Cash Flows From Operating Activities
Net income	$86,628	$56,357
Adjustments to reconcile net income to net cash provided:
Depreciation and amortization	75,028	63,779
Deferred income taxes and investment tax credit, net	7,062	(6,420)
Amortization of other assets and liabilities	2,273	6,298
Gain on sale of securities, assets and other investments	(7,288)	(10,190)
Loss from impairment of assets and investments	-	1,876
Impact of changes in working capital:
Receivables, net	66,520	15,504
Inventories	47,904	57,167
Accounts payable	(89,470)	(41,901)
Taxes accrued	19,930	20,991
Other current assets and liabilities	10,973	(6,695)
Other	7,514	7,609
Net cash provided by operating activities	227,074	164,375

Net Cash Flows From Investing Activities
Utility construction expenditures	(130,484)	(142,758)
Quad Cities Station decommissioning trust fund contributions	(2,075)	(2,075)
Purchases of available-for-sale securities	(303,163)	(95,215)
Proceeds from sales of available-for-sale securities	300,164	107,780
Proceeds from sales of assets and other investments	8,564	11,046
Other	6,506	2,796
Net cash used in investing activities	(120,488)	(118,426)

Net Cash Flows From Financing Activities
Retirement of long-term debt, including reacquisition cost	(145)	(90,614)
Note payable to affiliate	8,905	5,050
Other	1,122	171
Net cash provided (used) in financing activities	9,882	(85,393)

Net Increase (Decrease) in Cash and Cash Equivalents	116,468	(39,444)
Cash and Cash Equivalents at Beginning of Period	71,207	88,367
Cash and Cash Equivalents at End of Period	$187,675	$48,923

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

Certain classifications of amounts for 2005 are different than originally reported. The accompanying Consolidated Statement of Cash Flows for the three months ended March 31, 2005, reflects Purchases of Available-for-Sale Securities totaling $19.7 million and Proceeds from Sales of Available-for-Sale Securities totaling $16.7 million related to transactions of securities held in the Quad Cities Station nuclear decommissioning trusts.

MidAmerican Funding is an Iowa limited liability company with MidAmerican Energy Holdings Company as its sole member. MidAmerican Funding’s direct, wholly owned subsidiary is MHC Inc. (“MHC”), which constitutes substantially all of MidAmerican Funding’s assets, liabilities and business activities except those related to MidAmerican Funding’s long-term debt securities. MHC, MidAmerican Funding and MidAmerican Energy Holdings Company are public utility holding companies headquartered in Des Moines, Iowa. MHC’s principal subsidiary is MidAmerican Energy Company, a public utility with electric and natural gas operations. Other direct, wholly owned subsidiaries of MHC include InterCoast Capital Company, Midwest Capital Group, Inc., MidAmerican Services Company and MEC Construction Services Co.

2.	Commitments and Contingencies

Refer to Notes 2(a) and 2(b) of MidAmerican Energy’s Notes to Consolidated Financial Statements for information regarding MidAmerican Funding’s commitments and contingencies.

3.	Rate Matters

Refer to Note 3 of MidAmerican Energy’s Notes to Consolidated Financial Statements for information regarding MidAmerican Funding’s rate matters.

4.	Retirement Plans

Refer to Note 4 of MidAmerican Energy’s Notes to Consolidated Financial Statements for information regarding MidAmerican Funding's retirement plans.

5.	Segment Information

Beginning in 2006, MidAmerican Funding changed its reportable operating segments. Prior year amounts are reflected on a consistent basis with the 2006 amounts. MidAmerican Funding has identified two reportable operating segments: electric and gas. The electric segment derives most of its revenue from regulated retail sales of electricity to residential, commercial, and industrial customers and from wholesale sales to other utilities. The gas segment derives most of its revenue from regulated retail sales of natural gas to residential, commercial, and industrial customers and also obtains significant revenues by transporting gas owned by others through its distribution system. Pricing for regulated electric and gas sales are established separately by regulatory agencies; therefore, management also reviews each segment separately to make decisions regarding allocation of resources and in evaluating performance. Common operating costs, interest income, interest expense and income tax expense are allocated to each segment based on MidAmerican Funding allocators most related to the nature of the cost. “Nonregulated and Other” in the tables below consists principally of nonregulated gas and nonregulated electric activities.

The following tables provide MidAmerican Funding’s operating revenues, net income and total assets on a reportable operating segment basis (in thousands):

	Three Months
	Ended March 31,
	2006	2005
Segment Profit Information
Operating revenues:
Electric	$415,189	$312,579
Gas	455,852	467,465
Nonregulated and Other	170,676	76,234
Total	$1,041,717	$856,278

Net income:
Electric	$63,300	$32,332
Gas	19,967	21,581
Nonregulated and Other	3,361	2,444
Total	$86,628	$56,357

	As of
	March 31,	December 31,
	2006	2005
Segment Asset Information
Total assets (a):
Electric	$6,012,776	$5,886,632
Gas	1,006,881	1,131,247
Nonregulated and Other	135,148	139,537
Total	$7,154,805	$7,157,416

(a)
Total assets by operating segment reflect the assignment of goodwill to applicable reporting units in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

6.	Total Comprehensive Income

MidAmerican Funding’s total comprehensive income for the three months ended March 31, 2006 and 2005, was $86.6 million and $53.6 million, respectively. For the three months ended March 31, 2005, the difference from Net Income was substantially due to a minimum pension liability adjustment. Accumulated other comprehensive loss, net, was $2.6 million as of March 31, 2006 and December 31, 2005.

7.	Risk Management

Refer to Note 7 of MidAmerican Energy’s Notes to Consolidated Financial Statements for information regarding MidAmerican Funding’s risk management.

8.	Goodwill

In January 2006, MidAmerican Energy changed its reportable operating segments. Accordingly, goodwill has been reclassified to match the new segment presentation. For the three months ended March 31, 2006, MidAmerican Funding adjusted goodwill for a change in deferred income taxes due to tax matters existing at the time of its purchase of MHC. The following table shows the change in the carrying amount of goodwill by reportable operating segment for the three months ended March 31, 2006 (in thousands):

	Electric	Gas	Total

Balance at January 1, 2006	$1,187,710	$78,269	$1,265,979
Income tax adjustment	1,374	95	1,469
Balance at March 31, 2006	$1,189,084	$78,364	$1,267,448

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Executive Summary

MidAmerican Energy’s earnings on common stock improved $30.7 million to $86.7 million for the first quarter of 2006 compared to $56.0 million for the first quarter of 2005. Operating income increased $35.4 million due primarily to improved electric margins. MidAmerican Funding’s net income increased $30.2 million to $86.6 million for the first quarter of 2006 compared to $56.4 million for the first quarter of 2005.

The following events and changes, as discussed in more detail herein, highlight some factors that had an effect on MidAmerican Energy’s and MidAmerican Funding’s operating results, liquidity and capital resources:

•
MidAmerican Energy’s regulated electric gross margin improved due principally to an increase in gross margin for electric wholesale sales compared to the first quarter of 2005. An increase in the average electric wholesale margins per megawatt hour sold increased electric wholesale gross margin by $36.5 million. A 45.6% increase in wholesale sales volumes resulted in a $4.7 million increase in electric wholesale gross margin.

•
The regulatory expense related to the Iowa revenue sharing arrangement increased by $9.0 million. Amounts under the arrangement are determined based upon Iowa electric returns on equity which were favorably impacted by the higher wholesale revenues in the 2006 quarter. Iowa revenue sharing is recorded as depreciation and amortization in the accompanying consolidated statement of operations.

•
MidAmerican Energy is currently constructing a 790-megawatt (“MW”)(expected accreditation) super-critical-temperature, coal-fired generation project and expects to invest approximately $737 million in the project through 2007. Through March 31, 2006, $542.1 million had been invested, including $121.3 million for MidAmerican Energy’s share of deferred payments allowed by contract.

•
In the last half of 2005, MidAmerican Energy placed 200 MW (nameplate ratings) of wind-powered generation into service. On April 18, 2006, MidAmerican Energy received Iowa Utilities Board (“IUB”) approval of the ratemaking principles for up to 545 MW (nameplate ratings) of additional wind-powered generation capacity in Iowa.

Results of Operations for the Quarter Ended March 31, 2006 and 2005

Following is a discussion of various factors that affected earnings for the periods presented on the Consolidated Statements of Operations. Explanations include management's best estimate of the impact of weather, customer growth and other factors.

Regulated Electric Gross Margin

	Quarter
	Ended March 31,
	2006	2005

Gross margin (in millions):
Operating revenues	$415.2	$312.6
Less cost of fuel, energy and capacity	135.6	88.8
Electric gross margin	$279.6	$223.8

Sales (gigawatt-hours):
Residential	1,375	1,369
Small general service	967	960
Large general service	2,093	1,730
Other	358	353
Total retail	4,793	4,412
Wholesale	2,503	1,719
Total	7,296	6,131

Electric gross margin for the first quarter of 2006 increased $55.8 million compared to the first quarter of 2005 due to a $41.2 million increase in gross margin on wholesale sales due primarily to a higher margin per megawatt hour sold. Gross margin on retail sales increased $9.7 million due principally to usage factors not related to weather. Additionally, transmission revenues increased $4.1 million due to the increase in wholesale sales.

Sales of energy to other utilities, municipalities and marketers inside and outside of MidAmerican Energy's delivery system are classified as wholesale. An increase in the average electric wholesale margins per megawatt hour sold due to higher market prices and a greater availability of low cost, MidAmerican Energy-owned generation improved electric wholesale gross margin by $36.5 million compared to the first quarter of 2005. Additionally, a 45.6% increase in wholesale sales volumes, due in part to outages at the Louisa Generating Station and the Ottumwa Generating Station during the first quarter of 2005, increased wholesale gross margin by $4.7 million.

Gross margin on electric retail sales increased $9.7 million, with electric retail sales volumes increasing 8.6% compared to the first quarter of 2005. The increase in large general service sales was substantially due to the addition of a large steel manufacturer. An increase in the average number of retail customers improved electric retail gross margin by $8.6 million compared to the first quarter of 2005, while electricity usage factors not dependent on weather, such as changes in individual customer usage patterns, increased electric margin by $6.1 million. The effect of temperature conditions during the first quarter of 2006 compared to the first quarter of 2005 resulted in a $2.5 million decrease in electric retail gross margin. An increase in fuel costs related to Iowa retail electric sales decreased electric retail gross margin by $2.9 million compared to the first quarter of 2005 due in part to an increase in the portion of energy requirements met with higher cost purchased power.

Regulated Gas Gross Margin

	Quarter
	Ended March 31,
	2006	2005

Gross margin (in millions)
Operating revenues	$455.9	$467.5
Less cost of gas sold	379.9	387.0
Gas gross margin	$76.0	$80.5

Sales (000’s decatherms):
Residential	20,227	22,893
Small general service	9,654	10,880
Large general service	1,489	1,595
Other	26	27
Total retail	31,396	35,395
Wholesale	13,012	17,255
Total	44,408	52,650

Regulated gas revenues include purchased gas adjustment clauses through which MidAmerican Energy is allowed to recover the cost of gas sold from its retail gas utility customers. Consequently, fluctuations in the cost of gas sold do not affect gross margin or net income because revenues reflect comparable fluctuations through the purchased gas adjustment clauses. Compared to the first quarter of 2005, MidAmerican Energy’s average per-unit cost of gas sold increased 16.4%, resulting in a $53.5 million increase in cost of gas sold for the first quarter of 2006. The increase in cost of gas sold and gas revenues as a result of the per-unit cost of gas sold was more than offset by the effect of the decrease in sales volumes.

The following table summarizes the variance in gas operating revenues allocated between the cost of gas sold and margin components.

Quarter Ended
March 31,
2006 vs. 2005
(In millions)
Change in cost of gas sold:
Average cost per unit	$53.5
Sales volumes	(60.6)
Total change in cost of gas sold	(7.1)
Change in margin:
Weather	(3.6)
Customer growth	0.8
Other usage factors	(2.3)
Other	0.6
Total change in margin	(4.5)
Total revenue variance	$(11.6)

The decrease in gas gross margin due to weather was the result of mild temperature conditions in the first quarter of 2006 compared to the same quarter in 2005. Other gas usage factors, such as changes in individual customer usage patterns and reaction to the increase in natural gas prices, also decreased gas margin. MidAmerican Energy's average number of gas retail customers increased 1.2% compared to the first quarter of 2005.

Regulated Operating Expenses

Other operating expenses increased $5.9 million for the first quarter of 2006 compared to the first quarter of 2005 due to a $6.0 million increase in transmission expense related to the increase in purchased power and wholesale sales.

Maintenance expenses for the first quarter of 2006 decreased $0.8 million compared to the first quarter of 2005 due to a $1.2 million decrease in steam generating maintenance as a result of planned outages in 2005.

Depreciation and amortization expense for the first quarter of 2006 increased $11.2 million compared to the first quarter of 2005 due to a $9.0 million increase in regulatory expense related to a revenue sharing arrangement in Iowa as a result of higher Iowa electric returns on equity primarily from improved electric margins. Additionally, utility plant depreciation increased due primarily to wind power facilities placed in service in the third quarter of 2005. Refer to the “Utility Regulatory Matters” section for an explanation of the revenue sharing arrangement.

Nonregulated Gross Margin

	Quarter
	Ended March 31,
	2006	2005
	(In millions)
MidAmerican Energy -
Nonregulated operating revenues	$170.1	$75.1
Less nonregulated cost of sales	160.7	66.4
Nonregulated gross margin	$9.4	$8.7

MidAmerican Funding Consolidated -
Nonregulated operating revenues	$170.7	$76.2
Less nonregulated cost of sales	160.9	66.6
Nonregulated gross margin	$9.8	$9.6

Nonregulated revenues and cost of sales for the first quarter of 2006 increased in part due to a change in the management strategy related to certain end-use gas contracts that resulted in recording prospectively the related revenues and cost of sales on a gross, rather than net, basis in accordance with Emerging Issues Task Force Issue No. 02-3, “Recognition and Reporting of Gains and Losses on Energy Trading Contracts Under Issues No. 98-10 and 00-17.” Additionally, an increase in the per-unit cost of gas contributed $23.6 million to the increase in nonregulated revenues and cost of sales compared to the first quarter of 2005.

Allowance for Equity Funds

As a regulated public utility, MidAmerican Energy is allowed to capitalize, and record as income, a cost of construction for equity funds used, based on guidelines set forth by the Federal Energy Regulatory Commission (“FERC”). The $2.8 million increase in income for the capitalized allowance on equity funds used during construction in the first quarter of 2006 was due to the increase in construction work in progress compared to the first quarter of 2005. MidAmerican Energy expects to continue to record higher-than-normal income for the allowance on equity funds used during construction through 2007 while the announced generating facilities are constructed.

Other Income and Expense

MidAmerican Funding -

Other income for the first quarter of 2006 includes $7.3 million for a gain on the sale of MidAmerican Funding’s non-controlling interest in a non-utility gas-fired cogeneration facility. Additionally, other income reflects $5.2 million of income resulting from changes in a financing arrangement related to a non-strategic investment in a hydroelectric generating facility. Other income for the first quarter of 2005 includes $9.9 million of gains from the sale of two non-strategic, passive investments.

Other expense for the first quarter of 2005 includes the write-downs of some of MidAmerican Funding’s investments in commercial passenger aircraft, which it accounts for as leveraged leases. The write-downs were the result of actions related to a previous bankruptcy filing by the airline carrier.

Fixed Charges

The increase in interest on long-term debt was due to the effect of $300.0 million of MidAmerican Energy long-term debt issued on November 1, 2005, offset partially by maturities of higher rate debt in 2005. Other interest expense increased due to interest on the Iowa revenue sharing liability. MidAmerican Energy is allowed to capitalize, and record as a reduction to fixed charges, a cost of construction for debt funds used, based on guidelines set forth by the FERC. Allowance for borrowed funds increased due to increased utility construction expenditures. MidAmerican Energy expects to continue to record higher-than-normal allowance for borrowed funds used during construction through 2007 while the announced generating facilities are constructed.

Income Taxes

MidAmerican Energy -

Federal law currently provides for federal production tax credits for energy produced by renewable electricity generation projects, including wind power facilities. MidAmerican Energy’s income taxes for the first quarter of 2006 were reduced $4.7 million more by the production tax credits compared to the first quarter of 2005 due to wind power facilities placed in service in the second half of 2005.

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

As reflected on the Consolidated Statements of Cash Flows, MidAmerican Energy’s net cash provided by operating activities was $244.9 million and $181.7 million for the first quarter of 2006 and 2005, respectively. MidAmerican Funding’s net cash provided by operating activities was $227.1 million and $164.4 million for the first quarter of 2006 and 2005, respectively.

Utility Construction Expenditures

MidAmerican Energy’s primary need for capital is utility construction expenditures. For the first quarter of 2006, utility construction expenditures incurred totaled $130.5 million, including allowance for funds used during construction and Quad Cities Station nuclear fuel purchases. Utility construction expenditures include accrued amounts and a non-cash computed cost of equity funds. As a regulated public utility, MidAmerican Energy is allowed to capitalize, and record as income, a cost of equity funds used for construction, based on guidelines set forth by the FERC.

Forecasted utility construction expenditures, including allowance for funds used during construction, total $797 million for 2006. Of that amount, $422 million is for the coal-fired and wind-powered generation projects discussed below, $61 million is for environmental capital expenditures to comply with current and anticipated air quality requirements, and the remaining $314 million is for ongoing operational projects including connections for new customers, facilities to accommodate load growth, infrastructure replacement and information technology systems. Capital expenditure needs are reviewed regularly by management and may change significantly as a result of such reviews. MidAmerican Energy expects to meet these capital expenditures with cash flows from operations and the issuance of long-term debt.

MidAmerican Energy anticipates a continuing increase in demand for electricity from its regulated customers. To meet anticipated demand and ensure adequate electric generation in its service territory, MidAmerican Energy is currently constructing Council Bluffs Energy Center Unit No. 4 (“CBEC Unit 4”) a 790-MW (expected accreditation) super-critical-temperature, coal-fired generating plant. MidAmerican Energy will operate the plant and hold an undivided ownership interest as a tenant in common with the other owners of the plant. MidAmerican Energy's current ownership interest is 60.67%, equating to 479 MW of output. Municipal, cooperative and public power utilities will own the remainder, which is a typical ownership arrangement for large base-load plants in Iowa. The facility will provide service to regulated retail electricity customers. Wholesale sales may also be made from the facility to the extent the power is not immediately needed for regulated retail service. MidAmerican Energy has obtained regulatory approval to include the Iowa portion of the actual cost of the generation project in its Iowa rate base as long as the actual cost does not exceed the agreed cap that MidAmerican Energy has deemed to be reasonable. If the cap is exceeded, MidAmerican Energy has the right to demonstrate the prudence of the expenditures above the cap, subject to regulatory review. MidAmerican Energy expects to invest approximately $737 million in CBEC Unit 4, including transmission facilities and excluding allowance for funds used during construction. Through March 31, 2006, MidAmerican Energy has invested $542.1 million in the project, including $121.3 million for MidAmerican Energy’s share of deferred payments allowed by the construction contract.

On December 16, 2005, MidAmerican Energy filed with the IUB a settlement agreement between MidAmerican Energy and the Iowa Office of Consumer Advocate (“OCA”) regarding ratemaking principles for up to 545 MW (nameplate ratings) of additional wind-powered generation capacity in Iowa (“2006-07 Wind Expansion Project”). Generally speaking, accredited capacity ratings for wind power facilities are considerably less than the nameplate ratings due to the varying nature of wind. The settlement agreement was approved by the IUB on April 18, 2006. Refer to “Utility Regulatory Matters” below for more information regarding the rate aspects of the settlement agreement.

In February 2006, MidAmerican Energy executed an agreement with Invenergy Wind Development Iowa LLC for the development of 99 MW (nameplate rating) of the 2006-07 Wind Expansion Project in west central Iowa, scheduled to be completed in 2006.

Nuclear Decommissioning

Each licensee of a nuclear facility is required to provide financial assurance for the cost of decommissioning its licensed nuclear facility. In general, decommissioning of a nuclear facility means to safely remove the facility from service and restore the property to a condition allowing unrestricted use by the operator.

MidAmerican Energy currently contributes $8.3 million annually to trusts established for the investment of funds for decommissioning Quad Cities Station. As of March 31, 2006, approximately 55.4% of the fair value of the trusts’ funds was invested in domestic common equity securities, 11.7% in domestic corporate debt and the remainder in investment grade municipal and U.S. Treasury bonds. Funding for Quad Cities Station nuclear decommissioning is reflected as depreciation expense in the Consolidated Statements of Operations. Quad Cities Station decommissioning costs charged to Iowa customers are included in base rates, and recovery of increases in those amounts must be sought through the normal ratemaking process.

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

MidAmerican Energy currently has the necessary authorizations from the Securities and Exchange Commission and the Illinois Commerce Commission (“ICC”) to issue up to $230.0 million of additional long-term securities and authorization through November 30, 2006, from the FERC to issue up to $425.0 million of additional long-term securities. MidAmerican Energy has filed a request with the ICC for authority to issue up to $600 million of additional long-term debt.

In conjunction with the March 1999 merger, MidAmerican Energy committed to the IUB to use commercially reasonable efforts to maintain an investment grade rating on its long-term debt and to maintain its common equity level above 42% of total capitalization unless circumstances beyond its control result in the common equity level decreasing to below 39% of total capitalization. MidAmerican Energy must seek the approval of the IUB of a reasonable utility capital structure if MidAmerican Energy’s common equity level decreases below 42% of total capitalization, unless the decrease is beyond the control of MidAmerican Energy. MidAmerican Energy is also required to seek the approval of the IUB if MidAmerican Energy’s equity level decreases to below 39%, even if the decrease is due to circumstances beyond the control of MidAmerican Energy. If  MidAmerican Energy’s common equity level were to drop below the required thresholds, MidAmerican Energy’s ability to issue debt could be restricted.

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

Credit Ratings Risks

Debt and preferred securities of MidAmerican Funding and MidAmerican Energy are rated by nationally recognized credit rating agencies. Assigned credit ratings are based on each rating agency’s assessment of MidAmerican Funding’s or MidAmerican Energy’s ability to, in general, meet the obligations of the debt or preferred securities issued by the rated company. The credit ratings are not a recommendation to buy, sell or hold securities, and there is no assurance that a particular credit rating will continue for any given period of time. As of April 28, 2006, MidAmerican Energy’s senior unsecured debt credit ratings were as follows: Fitch Ratings, “A/stable;” Moody’s Investor Service, “A2/stable;” and Standard and Poor’s, “A-/stable.” Other than the energy supply and marketing agreements discussed below, neither MidAmerican Funding nor MidAmerican Energy has any credit agreements that require termination or a material change in collateral requirements or payment schedule in the event of a downgrade in the credit ratings of the respective company’s securities.

In conjunction with its risk management activities, MidAmerican Energy must meet credit quality standards as required by counterparties. In accordance with industry practice, master agreements that govern MidAmerican Energy’s energy supply and marketing activities either specifically require it to maintain investment grade credit ratings or provide the right for counterparties to demand “adequate assurances” in the event of a material adverse change in MidAmerican Energy’s creditworthiness. If one or more of MidAmerican Energy’s credit ratings decline below investment grade, MidAmerican Energy may be required to post cash collateral, letters of credit or other similar credit support to facilitate ongoing wholesale energy supply and marketing activities. As of March 31, 2006, MidAmerican Energy’s estimated potential collateral requirements totaled approximately $156 million. MidAmerican Energy’s potential collateral requirements could fluctuate considerably due to seasonality, market price volatility, and a loss of key MidAmerican Energy generating facilities or other related factors.

Utility Regulatory Matters

Rate Matters

Under a series of settlement agreements between MidAmerican Energy, the Iowa Office of Consumer Advocate (“OCA”) and other intervenors approved by the IUB, MidAmerican Energy has agreed not to seek a general increase in electric rates to become effective prior to January 1, 2013, unless its Iowa jurisdictional electric return on equity for any year falls below 10%. As a party to the settlement agreements, the OCA has agreed not to seek any decrease in MidAmerican Energy’s Iowa electric rates prior to January 1, 2013. Illinois bundled electric rates are frozen until 2007, subject to certain exceptions allowing for increases, at which time bundled rates may be increased or decreased by the ICC. Refer to Note (3) of MidAmerican Energy’s Notes to Consolidated Financial Statements for further discussion of these rate matters.

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

In 2004, the ICC issued a declaratory ruling finding that MidAmerican Energy’s competitive sales of gas to retail customers within the state of Illinois were not authorized under the Illinois Public Utilities Act. In its ruling, the ICC left for subsequent proceedings issues related to the financial implications of these sales. To date, these issues have been addressed by ICC staff in its testimony in the purchased gas adjustment reconciliation proceedings covering 2001 and 2002. In that testimony, the ICC staff expressed its position that MidAmerican Energy must reduce gas costs recovered from Illinois regulated gas customers through the purchased gas adjustment by the gross margins earned from MidAmerican Energy’s Illinois nonregulated retail customers since 1996. Gross margin is the difference between the revenue and the related cost of gas for MidAmerican Energy’s nonregulated sales of gas to retail customers in the entire state of Illinois. The ICC has not yet ruled in either case. There can be no assurance that the gross margins earned in earlier periods in final purchased gas adjustment reconciliation proceedings back to 1996 will not be subject to challenge. If the ICC accepts the adjustments proposed by its staff and makes the same adjustment for the years 2003 - 2004, the total cumulative adjustment through November 30, 2004, including the adjustments since 1996, would be $7.8 million. In its declaratory ruling, the ICC decided to open a separate proceeding, in addition to the purchased gas adjustment reconciliation proceedings, to determine an appropriate remedy to impose upon MidAmerican Energy for making competitive sales throughout the state of Illinois without statutory or regulatory authorization. In its order initiating this separate proceeding, the ICC stated there would not be any further litigation of the ICC conclusions arrived at in the declaratory ruling proceeding, despite the lack of an evidentiary hearing in that proceeding. The order from the ICC in the declaratory ruling proceeding is now on appeal in the Illinois Appellate Court.

In November 2004, the Illinois legislature overrode the Governor’s veto and SB 2525 became law. That law allows MidAmerican Energy to continue its competitive gas sales in Illinois subject to ICC regulation. The ICC still must resolve the historical issues in the on-going purchase gas adjustment and related proceedings noted above.

On April 18, 2006, MidAmerican Energy filed with the ICC an offer to eliminate its monthly adjustment clause for recovery of fuel for electric generation and purchased power costs in Illinois beginning January 1, 2007, pending satisfactory resolution of fuel adjustment clause reconciliation issues. Under this proposal, which will not be formally filed until the conclusion of the current 2005 fuel adjustment clause reconciliation proceeding, base rates would be adjusted to include recoveries at average 2004/2005 cost levels.  If approved by the ICC, the proposal would expose MidAmerican Energy to monthly market price changes for fuel and purchased power costs in Illinois, with rate case approval required for any base rate changes.  Once the fuel adjustment clause is eliminated, MidAmerican Energy may not petition for its reinstatement for five years.

Transmission Developments

On July 22, 2005, MidAmerican Energy made a filing with the FERC requesting its approval to establish a transmission service coordinator (“TSC”). The TSC would be a third party administrator of various MidAmerican Energy OATT functions for transmission service. On December 16, 2005, the FERC issued an order conditionally accepting MidAmerican Energy’s request to establish a TSC. The order requires MidAmerican Energy to make modifications to the draft TSC agreement filed with the FERC as part of the request and to file a final executed TSC agreement with the FERC for its review prior to the agreement becoming effective. MidAmerican Energy has entered into a contract with a third party vendor to administer MidAmerican Energy’s OATT. MidAmerican Energy does not believe that the incremental costs will have a material impact on its results of operations, financial position or cash flows. Subject to FERC approval, the TSC is scheduled to commence operations September 1, 2006. Under the contract, the vendor would provide its tariff administration and planning services into the fall of 2009.

Electric Market Developments

On July 13, 2004, the FERC issued an order requiring MidAmerican Energy to conduct a study to determine whether MidAmerican Energy or its affiliates possess generation market power. MidAmerican Energy is being required to show the absence of generation market power in order to be allowed to continue to sell wholesale electric power at market-based rates. The FERC order is intended to have MidAmerican Energy conform to what has become the FERC’s general practice for utilities given authorization to make wholesale market-based sales. Under this general practice, utilities authorized to make market-based electric sales must submit a new market power study to the FERC every three years. MidAmerican Energy filed the required study on October 29, 2004. On June 1, 2005, the FERC issued an order setting for investigation the reasonableness of MidAmerican Energy’s market-based rates within its control area. The order also terminated the previously established November 1, 2004, refund date and instead required that market-based sales made by MidAmerican Energy within its control area beginning August 7, 2005, be subject to refund until the matter is resolved. The FERC also required MidAmerican Energy to file additional information by July 1, 2005, and August 1, 2005. In its August 1, 2005 filing, MidAmerican Energy filed a proposed cost-based sales tariff (“CBST”) applicable to sales made within its control area to replace its market-based sales tariff. On March 17, 2006, the FERC issued an order (“March 17 Order”) accepting MidAmerican Energy’s commitment not to make sales using market-based rates in its control area but rejected the proposed applicable tariff language. The FERC directed MidAmerican Energy to file revised tariff language by April 17, 2006. MidAmerican Energy made such filing together with a request for clarification, or in the alternative, rehearing (“Request for Clarification”) of the March 17 Order. MidAmerican Energy estimates that its maximum potential refund obligation is $17 million and its minimum potential refund obligation is $50,000 for the period August 7, 2005 through March 31, 2006. The actual refund will depend upon the FERC’s ruling on the Request for Clarification and the applicability of the CBST to certain sales made within the control area for delivery outside the control area. MidAmerican Energy does not believe at this time that the ultimate outcome of this issue will have a material impact on its results of operations, financial position or cash flows.

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

The EPA has in recent years implemented and proposed more stringent national ambient air quality standards. Additionally, legislation is pending, and could be proposed in the future, that may impact MidAmerican Energy if enacted. MidAmerican Energy has implemented a planning process that forecasts the site-specific controls and actions that may be required to meet emissions reductions as promulgated by the EPA. The plan allows MidAmerican Energy to more effectively manage its expenditures required to comply with emissions standards. On April 1, 2006, MidAmerican Energy submitted to the IUB an updated plan, as required every two years by Iowa law, which increased its estimate of required expenditures. MidAmerican Energy currently estimates that the incremental capital expenditures for emission control equipment to comply with air quality requirements will total approximately $540 million for January 1, 2006, through December 31, 2015. Additionally, MidAmerican Energy expects to incur significant incremental operating costs in conjunction with the utilization of the emissions control equipment. Estimates of the environmental capital and operating requirements may change significantly at any time as a result of, among other factors, changes in related regulations, prices of products used to meet the requirements and management’s strategies for achieving compliance with the regulations.

Refer to Note (2)(a) of Notes to Consolidated Financial Statements for further discussion of air quality standards affecting MidAmerican Energy.

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

The transmission developments may also impact MidAmerican Energy’s wholesale electric purchases and sales. The FERC has proceedings underway which may influence the wholesale electric marketplace. Because of the uncertainties as to future regulatory policy governing transmission service and pricing, and regulation of wholesale electric sales, MidAmerican Energy is uncertain whether past wholesale costs and revenues will be representative of future wholesale costs and revenues.

All of the coal-fired generating stations operated by MidAmerican Energy are fueled by low-sulfur, western coal from the Powder River Basin. MidAmerican Energy’s coal supply portfolio includes multiple suppliers and mines under agreements of varying terms and quantities. MidAmerican Energy typically has one to two years of coal supply under contracts with fixed prices and regularly monitors the western coal market, looking for opportunities to enhance its coal supply portfolio. Operational delays in rail transportation out of the Powder River Basin during 2005 has resulted in the reduction of coal inventories to suboptimum levels. MidAmerican Energy believes the transportation issues are temporary and that its coal inventories will be restored to preferred levels by late-2007. Additional information regarding MidAmerican Energy’s coal supply contracts is included in Note (4)(e) of Notes to Consolidated Financial Statements in Item 8 of its most recently filed Annual Report on Form 10-K.

Other Matters

On April 28, 2006, MidAmerican Energy reached a tentative contract settlement with the leadership of the International Brotherhood of Electrical Workers locals 109 and 499, comprising greater than 90% of MidAmerican Energy’s represented workforce, for a term extending through April 30, 2009. The tentative contract is subject to a ratification vote by the membership of both locals. Provisions of the existing contract have been extended through June 14, 2006.

Critical Accounting Policies and Estimates

MidAmerican Energy’s and MidAmerican Funding’s significant accounting policies are described in their respective Note (1) of Notes to Consolidated Financial Statements in Item 8 of their most recently filed Annual Report on Form 10-K. For a discussion of their critical accounting policies and estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in their most recently filed Annual Report on Form 10-K. MidAmerican Energy’s and MidAmerican Funding’s critical accounting policies have not changed materially since December 31, 2005.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

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

As of March 31, 2006, MidAmerican Energy held derivative instruments used for non-trading and trading purposes with the following fair values (in thousands):

	Maturity
Contract Type	Within 1	1 to 3	After
	Year	Years	3 Years	Total
Non-trading:
Regulated electric assets	$5,756	$672	$-	$6,428
Regulated electric (liabilities)	(17,751)	(4,106)	-	(21,857)
Regulated gas assets	2,878	-	-	2,878
Regulated gas (liabilities)	(2,265)	-	-	(2,265)
Regulated weather (liabilities)	(9,138)	-	-	(9,138)
Nonregulated electric assets	428	-	-	428
Nonregulated electric (liabilities)	(303)	-	-	(303)
Nonregulated gas assets	10,398	3,173	9	13,580
Nonregulated gas (liabilities)	(8,688)	(3,577)	-	(12,265)
Nonregulated weather (liabilities)	(378)	-	-	(378)
Total	(19,063)	(3,838)	9	(22,892)

Trading:
Nonregulated electric assets	1,087	431	-	1,518
Nonregulated electric (liabilities)	(992)	(438)	-	(1,430)
Total	95	(7)	-	88

Total MidAmerican Energy assets	$20,547	$4,276	$9	$24,832
Total MidAmerican Energy (liabilities)	$(39,515)	$(8,121)	$-	$(47,636)

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

With the supervision and participation of MidAmerican Funding’s and MidAmerican Energy’s management, including the respective persons acting as chief executive officer and chief financial officer, each company performed an evaluation regarding the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2006. Based on that evaluation, MidAmerican Funding’s and MidAmerican Energy’s management, including the respective persons acting as chief executive officer and chief financial officer, concluded that their respective disclosure controls and procedures were effective. There have been no changes during the quarter covered by this report in MidAmerican Funding’s or MidAmerican Energy’s internal control over financial reporting that has materially affected, or is reasonably likely to material affect, its internal control over financial reporting.

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

On September 9, 2005, MidAmerican Energy and counsel for the plaintiffs executed a stipulation and agreement of settlement, which upon final approval by the court following notice to all class members, MidAmerican Energy will be dismissed from the lawsuit. MidAmerican Energy agreed to the settlement, which was filed with the court on February 2, 2006, in order to avoid the expense and uncertainty associated with the ongoing litigation. The court approved the settlement on a preliminary basis on February 8, 2006. If finally accepted by the court at a hearing currently scheduled for May 19, 2006, MidAmerican Energy’s obligation to the plaintiffs will be an immaterial amount.

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

As a result of the explosion and fire, MidAmerican Energy and CenterPoint have received settlement demands which total $15.5 million. MidAmerican Energy’s exposure, if any, to these demands are covered under its liability insurance coverage to which a $2.0 million retention applies. In addition, counsel for CenterPoint stated that a replacement program has been initiated for the purpose of locating and replacing all mechanical couplings in the former North Central Public Service Company properties located in Minnesota. Counsel for CenterPoint has represented that the value of the replacement claim may be in the range of $35-45 million.

Three lawsuits are currently on file related to this incident. On February 8, 2006, MidAmerican Energy was served with a Third Party Complaint filed in U.S. District Court, District of Minnesota by CenterPoint Resources Corp. d/b/a CenterPoint Energy. The Third Party Complaint seeks contribution and indemnity on a wrongful death claim filed by the estate of Lorraine Melton, one of the decedents, and all sums associated with CenterPoint’s replacement program. CenterPoint Energy Resources Corp. has settled the wrongful death claim with the trustee for the estate in the Melton case, however, the Third Party action by CenterPoint Energy Resources Corp. against MidAmerican Energy remains. MidAmerican Energy was served with a second Third Party Complaint filed in U.S. District Court, District of Minnesota by CenterPoint seeking contribution and indemnity on a property damage and business interruption claim filed by Ramsey Premier Partners, LLC, and all sums associated with CenterPoint’s replacement program. MidAmerican Energy filed a motion for summary judgment in both of these cases on April 27, 2006. An additional complaint filed in Anoka County District Court, State of Minnesota, by the estate of Ann Talle seeking damages from MidAmerican Energy Holdings and other defendants, including CenterPoint, on a wrongful death claim arising from this incident was settled by CenterPoint during mediation in March 2006; however, the complaint remains on file with the court until the appropriate documents relating to the estate are filed. MidAmerican Energy intends to vigorously defend its position in these claims and believes their ultimate outcome will not have a material impact on its results of operations, financial position or cash flows.

Other than the litigation described above, MidAmerican Funding and its subsidiaries currently have no material legal proceedings. Information on MidAmerican Energy’s environmental matters is included in the “Environmental Matters” section of MD&A in Item 2 of this Form 10-Q. Information regarding MidAmerican Energy’s regulatory matters is included in the “Utility Regulatory Matters” section of MD&A in Item 2 of this Form 10-Q.

Item 1A.	Risk Factors

For a discussion of MidAmerican Funding’s and MidAmerican Energy’s risk factors, refer to Item 1A. Risk Factors in Part I of their latest Annual Report on Form 10-K. No material changes in MidAmerican Funding’s or MidAmerican Energy’s risk factors have occurred since the filing of the Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

Reference is made to the accompanying Exhibit Index for a list of exhibits filed as a part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDAMERICAN FUNDING, LLC
MIDAMERICAN ENERGY COMPANY
(Registrants)

Date: May 5, 2006	/s/ Thomas B. Specketer
Thomas B. Specketer
Vice President and Controller
of MidAmerican Funding, LLC
and MidAmerican Energy Company
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