Form 10-Q
period 2006-06-30
MIDAMERICAN ENERGY CO; MIDAMERICAN FUNDING LLC
filed 2006-08-04
CIK 928576, 1098296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________to _________

Commission	Exact name of registrant as specified in its charter	IRS Employer
File Number	State or other jurisdiction of incorporation or organization	Identification No.

333-90553	MIDAMERICAN FUNDING, LLC	47-0819200
(An Iowa Limited Liability Company)
666 Grand Avenue, Suite 500
Des Moines, Iowa 50309-2580

333-15387	MIDAMERICAN ENERGY COMPANY	42-1425214
(An Iowa Corporation)
666 Grand Avenue, Suite 500
Des Moines, Iowa 50309-2580

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
Yes ☐ No ☒

As of July 28, 2006, all of the member’s equity of MidAmerican Funding, LLC was held by its parent company, MidAmerican Energy Holdings Company.

As of July 28, 2006, all 70,980,203 outstanding shares of MidAmerican Energy Company’s voting stock were held by its parent company, MHC Inc., a direct, wholly owned subsidiary of MidAmerican Funding, LLC.

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
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Energy Company and subsidiary (the “Company”) as of June 30, 2006, and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2006 and 2005, and of cash flows for the six-month periods ended June 30, 2006 and 2005. These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and statement of capitalization (not presented herein) of MidAmerican Energy Company and subsidiary as of December 31, 2005, and the related consolidated statements of operations, comprehensive income, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated March 3, 2006 (May 16, 2006 as to Note 10), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2005 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Des Moines, Iowa
August 4, 2006

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands)

	As of
	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Utility Plant, Net
Electric	$6,078,324	$5,933,387
Gas	1,014,398	992,834
	7,092,722	6,926,221
Accumulated depreciation and amortization	(3,196,872)	(3,096,933)
	3,895,850	3,829,288
Construction work in progress	730,535	596,458
	4,626,385	4,425,746

Current Assets
Cash and cash equivalents	4,240	70,914
Short-term investments	-	25,425
Receivables, net	280,909	463,630
Inventories	64,426	84,623
Other	110,397	61,221
	459,972	705,813

Investments and Nonregulated Property, Net	367,813	359,690
Regulatory Assets	202,757	237,201
Other Assets	50,092	135,687
Total Assets	$5,707,019	$5,864,137

CAPITALIZATION AND LIABILITIES

Capitalization
Common shareholder’s equity	$1,876,828	$1,744,882
MidAmerican Energy preferred securities	30,329	30,329
Long-term debt, excluding current portion	1,470,431	1,471,251
	3,377,588	3,246,462
Current Liabilities
Notes payable	10,000	-
Current portion of long-term debt	1,299	160,509
Accounts payable	374,664	359,496
Taxes accrued	112,244	84,122
Interest accrued	14,161	14,488
Other	82,915	94,501
	595,283	713,116
Other Liabilities
Deferred income taxes	472,963	471,892
Investment tax credits	42,318	43,962
Asset retirement obligations	196,621	191,117
Regulatory liabilities	788,214	763,155
Other	234,032	434,433
	1,734,148	1,904,559
Total Capitalization and Liabilities	$5,707,019	$5,864,137

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
		(Unaudited)

Operating Revenues
Regulated electric	$460,608	$347,269	$875,797	$659,848
Regulated gas	168,968	209,978	624,820	677,443
Nonregulated	130,695	61,223	300,836	136,315
	760,271	618,470	1,801,453	1,473,606

Operating Expenses
Regulated:
Cost of fuel, energy and capacity	168,998	102,587	304,605	191,350
Cost of gas sold	125,624	166,941	505,553	553,953
Other operating expenses	103,957	95,391	200,277	185,784
Maintenance	39,814	40,164	70,680	71,814
Depreciation and amortization	86,792	73,646	161,439	137,048
Property and other taxes	24,366	23,236	49,036	47,682
	549,551	501,965	1,291,590	1,187,631
Nonregulated:
Cost of sales	127,733	53,651	288,479	120,077
Other	3,781	4,124	7,290	7,707
	131,514	57,775	295,769	127,784
Total operating expenses	681,065	559,740	1,587,359	1,315,415

Operating Income	79,206	58,730	214,094	158,191

Non-Operating Income
Interest and dividend income	2,600	1,239	5,023	2,405
Allowance for equity funds	8,048	5,509	15,251	9,905
Other income	1,010	1,736	3,032	2,617
Other expense	(1,259)	(1,152)	(1,640)	(1,752)
	10,399	7,332	21,666	13,175
Fixed Charges
Interest on long-term debt	23,342	19,371	47,229	39,317
Other interest expense	2,962	2,037	5,671	3,859
Allowance for borrowed funds	(4,074)	(2,626)	(7,255)	(4,572)
	22,230	18,782	45,645	38,604

Income Before Income Taxes	67,375	47,280	190,115	132,762
Income Taxes	21,785	15,066	57,557	44,199
Net Income	45,590	32,214	132,558	88,563
Preferred Dividends	311	311	623	623

Earnings on Common Stock	$45,279	$31,903	$131,935	$87,940

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
		(Unaudited)

Earnings on Common Stock	$45,279	$31,903	$131,935	$87,940

Other Comprehensive Income (Loss)
Minimum pension liability adjustment:
Before income taxes	-	-	18	(4,924)
Income tax (expense) benefit	-	-	(7)	2,047
Other comprehensive income (loss)	-	-	11	(2,877)

Comprehensive Income	$45,279	$31,903	$131,946	$85,063

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months
	Ended June 30,
	2006	2005
	(Unaudited)
Net Cash Flows From Operating Activities
Net income	$132,558	$88,563
Adjustments to reconcile net income to net cash provided:
Depreciation and amortization	162,109	137,700
Deferred income taxes and investment tax credit, net	(766)	(9,906)
Amortization of other assets and liabilities	13,223	13,081
Impact of changes in working capital:
Receivables, net	178,396	83,088
Inventories	20,197	42,576
Accounts payable	(161,350)	(79,571)
Taxes accrued	29,281	27,277
Other current assets and liabilities	17,302	(109)
Other, net	(2,658)	2,791
Net cash provided by operating activities	388,292	305,490

Net Cash Flows From Investing Activities
Utility construction expenditures	(323,063)	(331,306)
Quad Cities Station decommissioning trust fund contributions	(4,150)	(4,150)
Purchases of available-for-sale securities	(467,605)	(166,561)
Proceeds from sales of available-for-sale securities	487,602	200,570
Other, net	8,394	5,361
Net cash used in investing activities	(298,822)	(296,086)

Net Cash Flows From Financing Activities
Dividends paid	(623)	(623)
Retirement of long-term debt, including reacquisition cost	(160,292)	(90,766)
Net increase in notes payable	10,000	-
Other	(5,229)	2,527
Net cash used in financing activities	(156,144)	(88,862)

Net Decrease in Cash and Cash Equivalents	(66,674)	(79,458)
Cash and Cash Equivalents at Beginning of Period	70,914	88,113
Cash and Cash Equivalents at End of Period	$4,240	$8,655

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	General

The consolidated financial statements included herein have been prepared by MidAmerican Energy Company (“MidAmerican Energy”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in a complete set of financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of MidAmerican Energy, all adjustments, consisting of normal recurring adjustments, have been made to present fairly its financial position, results of operations and changes in cash flows for the periods presented. Where applicable, prior year amounts have been reclassified to a basis consistent with the current year presentation. Such reclassifications did not impact previously reported net income or retained earnings. All significant intercompany transactions have been eliminated. Although MidAmerican Energy believes that the disclosures contained herein are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in MidAmerican Energy’s latest Annual Report on Form 10-K.

Certain classifications of amounts for 2005 are different than originally reported. The accompanying Consolidated Statement of Cash Flows for the six months ended June 30, 2005, now reflects Purchases of Available-for-Sale Securities totaling $41.1 million and Proceeds from Sales of Available-for-Sale Securities totaling $35.6 million related to transactions of securities held in the Quad Cities Station nuclear decommissioning trusts.

MidAmerican Energy is a public utility with electric and natural gas operations and is the principal subsidiary of MHC Inc. (“MHC”). MHC is a direct, wholly owned subsidiary of MidAmerican Funding, LLC (“MidAmerican Funding”), whose sole member is MidAmerican Energy Holdings Company. MidAmerican Energy Holdings Company is 88.2% owned by Berkshire Hathaway Inc.

2.	New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return. Guidance is also provided on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. MidAmerican Funding and MidAmerican Energy are currently evaluating the impact of adopting FIN 48 on their respective consolidated financial positions and results of operations.

3.	Commitments and Contingencies

	(a)	Environmental Matters

MidAmerican Energy is subject to numerous environmental laws, including the federal Clean Air Act and various state air quality laws; the Endangered Species Act; the Comprehensive Environmental Response, Compensation and Liability Act and similar state laws relating to environmental cleanups; the Resource Conservation and Recovery Act and similar state laws relating to the storage and handling of hazardous materials; and the Clean Water Act and similar state laws relating to water quality. These laws have the potential for impacting MidAmerican Energy’s operations. Specifically, the Clean Air Act will likely continue to impact the operation of MidAmerican Energy’s generating facilities and will likely require MidAmerican Energy to reduce emissions from those facilities through the installation of additional or improved emission controls, purchase additional emission allowances, or implement some combination thereof.

Air Quality -

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

In March 2005, the EPA released the final Clean Air Interstate Rule (“CAIR”), calling for reductions of sulfur dioxide (“SO2”) and nitrogen oxides (“NOx”) emissions in the eastern United States through, at each state’s option, a market-based cap and trade system, emission reductions, or both. The state of Iowa has implemented rules that exercise the option of the market-based cap and trade system. While the state of Iowa has been determined to be in attainment of the ozone and fine particulate standards, Iowa has been found to significantly contribute to nonattainment of the fine particulate standard in Cook County, Illinois; Lake County, Indiana; Madison County, Illinois; St. Clair County, Illinois; and Marion County, Indiana. The EPA has also concluded that emissions from Iowa significantly contribute to ozone nonattainment in Kenosha and Sheboygan counties in Wisconsin and Macomb County, Michigan. Under the final CAIR, the first phase reductions of SO2 emissions are effective on January 1, 2010, with the second phase reductions effective January 1, 2015. For NOx, the first phase emissions reductions are effective January 1, 2009, and the second phase reductions are effective January 1, 2015. The CAIR calls for overall reductions of SO2 and NOx in Iowa of 68% and 67%, respectively, from 2003 levels by 2015.

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

MidAmerican Energy has implemented a planning process that forecasts the site-specific controls and actions that may be required to meet emissions reductions as promulgated by the EPA. In accordance with an Iowa law passed in 2001, MidAmerican Energy has on file with the Iowa Utilities Board (“IUB”) its current multi-year plan and budget for managing SO2, NOX and mercury from its generating facilities in a cost-effective manner. The plan, which is required to be updated every two years, provides specific actions to be taken at each coal-fired generating facility and the related costs and timing for each action. Pursuant to an unrelated rate settlement agreement approved by the IUB on October 17, 2003, if prior to January 1, 2011, capital and operating expenditures to comply with air quality requirements cumulatively exceed $325 million, then MidAmerican Energy may seek to recover the additional expenditures from customers.

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

In 2002 and 2003, the EPA proposed various changes to its NSR rules that clarify what constitutes routine repair, maintenance and replacement for purposes of triggering NSR requirements. These changes have been subject to legal challenge and, until such time as the legal challenges are resolved and the rules are effective, MidAmerican Energy will continue to manage projects at its generating plants in accordance with the rules in effect prior to 2002. In October 2005, the EPA proposed a rule that would change or clarify how emission increases are to be calculated for purposes of determining the applicability of the NSR permitting program for existing power plants.

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

MidAmerican Energy’s share of estimated decommissioning costs for Quad Cities Station, as calculated in accordance with Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” was $167.7 million and $163.0 million as of June 30, 2006 and December 31, 2005, respectively, and is reflected in Asset Retirement Obligations on the Consolidated Balance Sheets. Refer to Note (14) of MidAmerican Energy’s most recently filed Form 10-K for a discussion of asset retirement obligations. MidAmerican Energy has established trusts for the investment of funds for decommissioning the Quad Cities Station. The fair value of the assets held in the trusts as of June 30, 2006 and December 31, 2005, was $234.6 million and $228.1 million, respectively, and is reflected in Investments and Nonregulated Property, Net on the Consolidated Balance Sheets.

MidAmerican Energy’s depreciation and amortization includes costs for Quad Cities Station decommissioning. The regulatory provision charged to expense is equal to the funding that is being collected in Iowa rates.

(c)	Deferred Construction Costs

On February 12, 2003, MidAmerican Energy executed a contract with Mitsui & Co. Energy Development, Inc. (“Mitsui”) for engineering, procurement and construction of a 790-MW (based on expected accreditation) coal-fired generating plant expected to be completed in the summer of 2007. MidAmerican Energy currently holds a 60.67% individual ownership interest as a tenant in common with the other owners of the plant. Under the contract, MidAmerican Energy is allowed to defer payments, including the other owners’ shares, for up to $200.0 million of billed construction costs through the end of the project. In July 2005, MidAmerican Energy reached the total allowed amount of $200.0 million of deferred payments. On the Consolidated Balance Sheets, the $200.0 million liability is reflected in Accounts Payable as of June 30, 2006, in anticipation of its payment in the summer of 2007 and in Other Liabilities - Other as of December 31, 2005.

An asset representing the other owners’ share of the deferred payments totaled $78.7 million as of June 30, 2006, and December 31, 2005, respectively, and is reflected on the Consolidated Balance Sheets in Other Current Assets as of June 30, 2006, and in Other Assets as of December 31, 2005. MidAmerican Energy will bill each of the other owners for its share of the deferred payments when payment is made to Mitsui.

4.	Rate Matters

Under a series of settlement agreements between MidAmerican Energy, the OCA and other intervenors approved by the IUB, MidAmerican Energy has agreed not to seek a general increase in electric base rates to become effective prior to January 1, 2013, unless its Iowa jurisdictional electric return on equity for any year falls below 10%. Prior to filing for a general increase in electric rates, MidAmerican Energy is required to conduct 30 days of good faith negotiations with the signatories to the settlement agreements to attempt to avoid a general increase in such rates. As a party to the settlement agreements, the OCA has agreed not to request or support any decrease in MidAmerican Energy’s Iowa electric base rates to become effective prior to January 1, 2013. The settlement agreements specifically allow the IUB to approve or order electric rate design or cost of service rate changes that could result in changes to rates for specific customers as long as such changes do not result in an overall increase in revenues for MidAmerican Energy. The settlement agreements also each provide that portions of revenues associated with Iowa retail electric returns on equity within specified ranges will be recorded as a regulatory liability.

Under a settlement agreement approved by the IUB on December 21, 2001, which was effective through December 31, 2005, an amount equal to 50% of revenues associated with returns on equity between 12% and 14%, and 83.33% of revenues associated with returns on equity above 14%, in each year was recorded as a regulatory liability. A settlement agreement, which was filed in conjunction with MidAmerican Energy’s application for ratemaking principles on its 2004/2005 wind-powered generation project and approved by the IUB on October 17, 2003, provides that during the period January 1, 2006 through December 31, 2010, an amount equal to 40% of revenues associated with returns on equity between 11.75% and 13%, 50% of revenues associated with returns on equity between 13% and 14%, and 83.3% of revenues associated with returns on equity above 14%, in each year will be recorded as a regulatory liability. The settlement agreement also includes commitments by MidAmerican Energy and the OCA not to seek or support a general increase or decrease, respectively, in electric base rates to become effective prior to January 1, 2011.

On January 31, 2005, the IUB approved a settlement agreement filed in conjunction with MidAmerican Energy’s 2005 expansion of its wind-powered generation project. On April 18, 2006, the IUB approved a settlement agreement filed in conjunction with MidAmerican Energy’s application for up to 545 MW, based on nameplate ratings, of additional wind-powered generation capacity in Iowa. The settlement agreements extend the current revenue sharing mechanism through 2011 and 2012, respectively, and extend MidAmerican Energy’s and the OCA’s commitments regarding general increases or decreases in electric base rates through December 31, 2011 and 2012, respectively.

The regulatory liabilities created by the settlement agreements are recorded as a regulatory charge in depreciation and amortization expense when the liability is accrued. Additionally, interest expense is accrued on the portion of the regulatory liability balance recorded in prior years. Regulatory liabilities created for the years through 2010 will be reduced as they are credited against plant in service associated with generating plant additions. As a result of such credits applied to generating plant balances, future depreciation will be reduced. The regulatory liability accrued for 2011 and 2012, if any, will be credited to customer bills in 2012 and 2013, respectively. The change in the balance of the regulatory liability is summarized as follows (in thousands):

Balance January 1, 2006	$213,135
Revenue sharing	46,000
Interest costs	5,020
Amounts applied to utility plant in service	(312)
Balance June 30, 2006	$263,843

5.	Retirement Plans

MidAmerican Energy sponsors a noncontributory defined benefit pension plan covering substantially all employees of MidAmerican Energy Holdings Company and its domestic energy subsidiaries other than PacifiCorp. MidAmerican Energy also sponsors certain postretirement health care and life insurance benefits covering substantially all retired employees of MidAmerican Energy Holdings Company and its domestic energy subsidiaries other than PacifiCorp. Non-union employees hired after June 30, 2004, and union employees hired after June 30, 2006, under contracts covering substantially all of MidAmerican Energy’s union employees are not eligible for postretirement benefits other than pensions. Net periodic benefit cost for the pension, including supplemental retirement, and postretirement benefit plans of MidAmerican Energy and the aforementioned affiliates included the following components for the three months and six months ended June 30 (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Pension
Components of net periodic benefit cost:
Service cost	$6,069	$6,672	$12,478	$13,358
Interest cost	9,202	9,231	18,691	18,403
Expected return on plan assets	(9,138)	(9,527)	(18,865)	(19,054)
Amortization of prior service cost	626	678	1,256	1,349
Amortization of prior year loss	318	358	598	767
Net periodic benefit cost	$7,077	$7,412	$14,158	$14,823

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Postretirement
Components of net periodic benefit cost:
Service cost	$1,674	$1,647	$3,415	$3,295
Interest cost	3,212	3,588	6,683	7,177
Expected return on plan assets	(2,322)	(2,321)	(4,804)	(4,642)
Amortization of net transition balance	83	614	684	1,228
Amortization of prior service cost	(53)	-	(53)	-
Amortization of prior year loss	953	421	1,305	842
Net periodic benefit cost	$3,547	$3,949	$7,230	$7,900

MidAmerican Energy expects to contribute $5.9 million and $15.6 million in 2006 to its pension and postretirement plans, respectively. As of June 30, 2006, $3.0 million and $6.7 million of contributions have been made to the pension and postretirement plans, respectively.

6.	Segment Information

Beginning in 2006, MidAmerican Energy changed its reportable operating segments. Prior year amounts are reflected on a consistent basis with the 2006 amounts. MidAmerican Energy has identified two reportable operating segments: regulated electric and regulated gas. The regulated electric segment derives most of its revenue from regulated retail sales of electricity to residential, commercial, and industrial customers and from wholesale sales to other utilities. The regulated gas segment derives most of its revenue from regulated retail sales of natural gas to residential, commercial, and industrial customers and also obtains significant revenues by transporting gas owned by others through its distribution system. Pricing for regulated electric and gas sales are established separately by regulatory agencies; therefore, management also reviews each segment separately to make decisions regarding allocation of resources and in evaluating performance. Common operating costs, interest income, interest expense and income tax expense are allocated to each segment based on MidAmerican Energy allocators most related to the nature of the cost. “Nonregulated and other” in the tables below consists principally of nonregulated gas, nonregulated electric and parent company activities.

The following tables provide MidAmerican Energy’s operating revenues, earnings on common stock and total assets on a reportable operating segment basis (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Segment Profit Information
Operating revenues:
Regulated electric	$460,608	$347,269	$875,797	$659,848
Regulated gas	168,968	209,978	624,820	677,443
Nonregulated and other	130,695	61,223	300,836	136,315
Total	$760,271	$618,470	$1,801,453	$1,473,606

Earnings on common stock:
Regulated electric	$49,798	$33,994	$113,098	$66,326
Regulated gas	(3,135)	(2,832)	16,832	18,749
Nonregulated and other	(1,384)	741	2,005	2,865
Total	$45,279	$31,903	$131,935	$87,940

	As of
	June 30,	December 31,
	2006	2005
Segment Asset Information
Total assets:
Regulated electric	$4,883,584	$4,698,923
Regulated gas	736,823	1,052,978
Nonregulated and other	86,612	112,236
Total	$5,707,019	$5,864,137

7.	Risk Management

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Member
MidAmerican Funding, LLC
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Funding, LLC and subsidiaries (the “Company”) as of June 30, 2006, and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2006 and 2005, and of cash flows for the six-month periods ended June 30, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and statement of capitalization (not presented herein) of MidAmerican Funding, LLC and subsidiaries as of December 31, 2005, and the related consolidated statements of operations, comprehensive income, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated March 3, 2006 (May 16, 2006 as to Notes 1(m) and 10), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2005 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Des Moines, Iowa
August 4, 2006

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	As of
	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Utility Plant, Net
Electric	$6,078,324	$5,933,387
Gas	1,014,398	992,834
	7,092,722	6,926,221
Accumulated depreciation and amortization	(3,196,872)	(3,096,933)
	3,895,850	3,829,288
Construction work in progress	730,535	596,458
	4,626,385	4,425,746
Current Assets
Cash and cash equivalents	4,469	71,207
Short-term investments	-	25,425
Receivables, net	274,701	469,128
Inventories	64,426	84,623
Other	110,873	61,577
	454,469	711,960

Investments and Nonregulated Property, Net	386,768	380,835
Goodwill	1,269,204	1,265,979
Regulatory Assets	202,757	237,201
Other Assets	50,100	135,695
Total Assets	$6,989,683	$7,157,416

CAPITALIZATION AND LIABILITIES
Capitalization
Member’s equity	$2,378,974	$2,234,837
MidAmerican Energy preferred securities	30,329	30,329
Long-term debt, excluding current portion	2,170,431	2,171,251
	4,579,734	4,436,417
Current Liabilities
Notes payable	10,000	-
Note payable to affiliate	39,138	54,283
Current portion of long-term debt	1,299	160,509
Accounts payable	368,587	360,225
Taxes accrued	130,216	105,029
Interest accrued	30,061	30,401
Other	83,188	94,712
	662,489	805,159
Other Liabilities
Deferred income taxes	474,462	468,550
Investment tax credits	42,318	43,962
Asset retirement obligations	196,621	191,117
Regulatory liabilities	788,214	763,155
Other	245,845	449,056
	1,747,460	1,915,840
Total Capitalization and Liabilities	$6,989,683	$7,157,416

The accompanying notes are an integral part of these financial statements

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
		(Unaudited)
Operating Revenues
Regulated electric	$460,608	$347,269	$875,797	$659,848
Regulated gas	168,968	209,978	624,820	677,443
Nonregulated	132,006	62,467	302,682	138,701
	761,582	619,714	1,803,299	1,475,992

Operating Expenses
Regulated:
Cost of fuel, energy and capacity	168,998	102,587	304,605	191,350
Cost of gas sold	125,624	166,941	505,553	553,953
Other operating expenses	103,957	95,391	200,277	185,784
Maintenance	39,814	40,164	70,680	71,814
Depreciation and amortization	86,792	73,646	161,439	137,048
Property and other taxes	24,366	23,236	49,036	47,682
	549,551	501,965	1,291,590	1,187,631
Nonregulated:
Cost of sales	128,073	54,057	288,997	120,647
Other	4,779	5,122	9,060	9,793
	132,852	59,179	298,057	130,440
Total operating expenses	682,403	561,144	1,589,647	1,318,071

Operating Income	79,179	58,570	213,652	157,921

Non-Operating Income
Interest and dividend income	2,773	1,282	5,237	2,487
Allowance for equity funds	8,048	5,509	15,251	9,905
Other income	33,354	1,874	48,527	13,956
Other expense	(5,863)	(1,190)	(6,278)	(3,702)
	38,312	7,475	62,737	22,646

Fixed Charges
Interest on long-term debt	35,117	31,145	70,778	62,865
Other interest expense	3,707	2,365	7,101	4,421
Preferred dividends of subsidiaries	311	311	623	623
Allowance for borrowed funds	(4,074)	(2,626)	(7,255)	(4,572)
	35,061	31,195	71,247	63,337

Income Before Income Taxes	82,430	34,850	205,142	117,230
Income Taxes	24,910	9,641	60,994	35,664

Net Income	$57,520	$25,209	$144,148	$81,566

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
		(Unaudited)

Net Income	$57,520	$25,209	$144,148	$81,566

Other Comprehensive Income (Loss)
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) during period-
Before income taxes	32,082	(44)	32,079	385
Income tax (expense) benefit	(11,229)	16	(11,228)	(134)
	20,853	(28)	20,851	251
Less realized gains (losses) reflected in net income during period-
Before income taxes	32,113	2	32,113	339
Income tax (expense) benefit	(11,240)	(1)	(11,240)	(119)
	20,873	1	20,873	220

Net unrealized gains (losses)	(20)	(29)	(22)	31

Minimum pension liability adjustment:
Before income taxes	-	-	18	(4,924)
Income tax (expense) benefit	-	-	(7)	2,047
Net adjustment	-	-	11	(2,877)

Other comprehensive income (loss)	(20)	(29)	(11)	(2,846)

Comprehensive Income	$57,500	$25,180	$144,137	$78,720

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months
	Ended June 30,
	2006	2005
	(Unaudited)

Net Cash Flows From Operating Activities
Net income	$144,148	$81,566
Adjustments to reconcile net income to net cash provided:
Depreciation and amortization	162,206	137,801
Deferred income taxes and investment tax credit, net	550	(19,360)
Amortization of other assets and liabilities	8,595	12,674
Gain on sale of securities, assets and other investments	(34,879)	(10,336)
Loss from impairment of assets and investments	-	1,876
Impact of changes in working capital:
Receivables, net	190,103	82,595
Inventories	20,197	42,576
Accounts payable	(168,156)	(79,894)
Taxes accrued	28,325	28,444
Other current assets and liabilities	17,230	46
Other, net	(1,500)	7,111
Net cash provided by operating activities	366,819	285,099

Net Cash Flows From Investing Activities
Utility construction expenditures	(323,063)	(331,306)
Quad Cities Station decommissioning trust fund contributions	(4,150)	(4,150)
Purchases of available-for-sale securities	(467,605)	(166,561)
Proceeds from sales of available-for-sale securities	515,245	201,635
Proceeds from sales of assets and other investments	8,564	11,100
Other, net	8,118	4,989
Net cash used in investing activities	(262,891)	(284,293)

Net Cash Flows From Financing Activities
Retirement of long-term debt, including reacquisition cost	(160,292)	(90,766)
Net increase (decrease) in note payable to affiliate	(15,145)	8,250
Net increase in notes payable	10,000	-
Other	(5,229)	2,527
Net cash used in financing activities	(170,666)	(79,989)

Net Decrease in Cash and Cash Equivalents	(66,738)	(79,183)
Cash and Cash Equivalents at Beginning of Period	71,207	88,367
Cash and Cash Equivalents at End of Period	$4,469	$9,184

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	General

The consolidated financial statements included herein have been prepared by MidAmerican Funding, LLC (“MidAmerican Funding”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in a complete set of financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of MidAmerican Funding, all adjustments, consisting of normal recurring adjustments, have been made to present fairly its financial position, results of operations and changes in cash flows for the periods presented. Where applicable, prior year amounts have been reclassified to a basis consistent with the current year presentation. Such reclassifications did not impact previously reported net income or retained earnings. All significant intercompany transactions have been eliminated. Although MidAmerican Funding believes that the disclosures contained herein are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in MidAmerican Funding’s latest Annual Report on Form 10-K.

Certain classifications of amounts for 2005 are different than originally reported. The accompanying Consolidated Statement of Cash Flows for the six months ended June 30, 2005, now reflects Purchases of Available-for-Sale Securities totaling $41.1 million and Proceeds from Sales of Available-for-Sale Securities totaling $35.6 million related to transactions of securities held in the Quad Cities Station nuclear decommissioning trusts.

MidAmerican Funding is an Iowa limited liability company with MidAmerican Energy Holdings Company as its sole member. MidAmerican Energy Holdings Company is 88.2% owned by Berkshire Hathaway Inc. MidAmerican Funding’s direct, wholly owned subsidiary is MHC Inc. (“MHC”), which constitutes substantially all of MidAmerican Funding’s assets, liabilities and business activities except those related to MidAmerican Funding’s long-term debt securities. MHC, MidAmerican Funding and MidAmerican Energy Holdings Company are public utility holding companies headquartered in Des Moines, Iowa. MHC’s principal subsidiary is MidAmerican Energy Company, a public utility with electric and natural gas operations. Other direct, wholly owned subsidiaries of MHC include InterCoast Capital Company, Midwest Capital Group, Inc., MidAmerican Services Company and MEC Construction Services Co.

2.	New Accounting Pronouncements

Refer to Note 2 of MidAmerican Energy’s Notes to Consolidated Financial Statements for information regarding new accounting pronouncements.

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

Beginning in 2006, MidAmerican Funding changed its reportable operating segments. Prior year amounts are reflected on a consistent basis with the 2006 amounts. MidAmerican Funding has identified two reportable operating segments: regulated electric and regulated gas. The regulated electric segment derives most of its revenue from regulated retail sales of electricity to residential, commercial, and industrial customers and from wholesale sales to other utilities. The regulated gas segment derives most of its revenue from regulated retail sales of natural gas to residential, commercial, and industrial customers and also obtains significant revenues by transporting gas owned by others through its distribution system. Pricing for regulated electric and gas sales are established separately by regulatory agencies; therefore, management also reviews each segment separately to make decisions regarding allocation of resources and in evaluating performance. Common operating costs, interest income, interest expense and income tax expense are allocated to each segment based on MidAmerican Funding allocators most related to the nature of the cost. “Nonregulated and other” in the tables below consists principally of nonregulated gas, nonregulated electric and parent company activities.

The following tables provide MidAmerican Funding’s operating revenues, net income and total assets on a reportable operating segment basis (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005

Segment Profit Information
Operating revenues:
Regulated electric	$460,608	$347,269	$875,797	$659,848
Regulated gas	168,968	209,978	624,820	677,443
Nonregulated and other	132,006	62,467	302,682	138,701
Total	$761,582	$619,714	$1,803,299	$1,475,992

Net income:
Regulated electric	$49,798	$33,994	$113,098	$66,326
Regulated gas	(3,135)	(2,832)	16,832	18,749
Nonregulated and other	10,857	(5,953)	14,218	(3,509)
Total	$57,520	$25,209	$144,148	$81,566

	As of
	June 30,	December 31,
	2006	2005
Segment Asset Information
Total assets (a):
Regulated electric	$6,074,309	$5,886,632
Regulated gas	815,302	1,131,247
Nonregulated and other	100,072	139,537
Total	$6,989,683	$7,157,416

(a)
Total assets by operating segment reflect the assignment of goodwill to applicable reporting units in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

7.	Risk Management

Refer to Note 7 of MidAmerican Energy’s Notes to Consolidated Financial Statements for information regarding MidAmerican Funding’s risk management.

8.	Goodwill

In January 2006, MidAmerican Energy changed its reportable operating segments. Accordingly, goodwill has been reclassified to match the new segment presentation. For the six months ended June 30, 2006, MidAmerican Funding adjusted goodwill for a change in deferred income taxes due to tax matters existing at the time of its purchase of MHC. The following table shows the change in the carrying amount of goodwill by reportable operating segment for the six months ended June 30, 2006 (in thousands):

	Electric	Gas	Total

Balance at January 1, 2006	$1,187,710	$78,269	$1,265,979
Income tax adjustment	3,015	210	3,225
Balance at June 30, 2006	$1,190,725	$78,479	$1,269,204

9.	Other Income and Other Expense

During the second quarter of 2006, MidAmerican Funding sold a majority of the common shares it held of an electronic energy and metals trading exchange and recorded proceeds of $27.6 million and pre-tax gains totaling $27.6 million, or $16.5 million after-tax. MidAmerican Funding donated its remaining shares in the company to a charitable foundation and recognized $4.5 million of both pre-tax gain and donation expense. MidAmerican Funding’s equity investment in the company was carried at a cost of zero and was obtained as a result of MidAmerican Funding’s sale of a predecessor company in 1997. In 2001, MidAmerican Funding received common shares for its ownership interest in the company. The shares were restricted from sale until the second quarter of 2006, at which time they became unrestricted in conjunction with an initial public offering, the timing of which was previously unknown. Accordingly, prior to the second quarter of 2006, the shares had no readily determinable fair value and were not marked to market, resulting in no other comprehensive income being recorded prior to that time.

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

Executive Summary

MidAmerican Energy’s earnings on common stock improved $13.4 million to $45.3 million for the second quarter of 2006 compared to $31.9 million for the second quarter of 2005. MidAmerican Funding’s net income increased $32.3 million to $57.5 million for the second quarter of 2006 compared to $25.2 million for the second quarter of 2005.

MidAmerican Energy’s earnings on common stock improved $44.0 million to $131.9 million for the first six months of 2006 compared to $87.9 million for the first six months of 2005. MidAmerican Funding’s net income increased $62.5 million to $144.1 million for the first six months of 2006 compared to $81.6 million for the first six months of 2005.

The following significant events and changes, as discussed in more detail herein, highlight some of the factors that had an effect on MidAmerican Energy’s and MidAmerican Funding’s operating results, liquidity and capital resources during the periods presented:

•
MidAmerican Energy is currently constructing a 790-megawatt (“MW”) (expected accreditation) super-critical-temperature, coal-fired generation project and expects to invest approximately $737 million in the project through 2007. Through June 30, 2006, $594.0 million had been invested, including $121.3 million for MidAmerican Energy’s share of deferred payments allowed by contract.

•
In the last half of 2005, MidAmerican Energy placed 200 MW (nameplate ratings) of wind-powered generation into service. On April 18, 2006, MidAmerican Energy received Iowa Utilities Board (“IUB”) approval of the ratemaking principles for up to 545 MW (nameplate ratings) of additional wind-powered generation capacity in Iowa. MidAmerican Energy has entered into agreements with wind project developers and contractors to add 99 MW and 123 MW (nameplate ratings) of wind-powered generation by the end of 2006 and 2007, respectively.

•
MidAmerican Energy’s regulated electric gross margin improved $46.9 million due principally to an increase in gross margin for electric wholesale sales compared to the second quarter of 2005 driven by higher market prices and increased sales volumes.

•
The regulatory expense related to the Iowa revenue sharing arrangement increased by $12.0 million compared to the second quarter of 2005. Amounts under the arrangement are determined based upon Iowa electric returns on equity which were favorably impacted by the higher wholesale margins in the second quarter of 2006. Iowa revenue sharing is recorded as depreciation and amortization in the accompanying consolidated statement of operations.

•
During the second quarter of 2006, MidAmerican Funding recognized pre-tax gains of $27.6 million, or $16.5 million after-tax, on the sales of its shares of common stock of an electronic energy and metals trading exchange.

Following is a discussion of various factors that affected earnings for the periods presented on the Consolidated Statements of Operations. Explanations include management's best estimate of the impact of weather, customer growth and other factors.

Results of Operations for the Quarter Ended June 30, 2006 and 2005

Regulated Electric Gross Margin

	Quarter
	Ended June 30,
	2006	2005

Gross margin (in millions):
Operating revenues	$460.6	$347.3
Less cost of fuel, energy and capacity	169.0	102.6
Electric gross margin	$291.6	$244.7

Sales (gigawatt-hours):
Retail	4,803	4,529
Wholesale	3,236	2,049
Total	8,039	6,578

Electric gross margin for the second quarter of 2006 increased $46.9 million compared to the second quarter of 2005 due to a $30.6 million increase in gross margin on wholesale sales due primarily to a higher margin per megawatt hour sold. Gross margin on retail sales increased $12.0 million due principally to customer growth. Additionally, transmission revenues increased $4.0 million due to the increase in wholesale sales volumes.

Sales of energy to other utilities, municipalities and marketers inside and outside of MidAmerican Energy's delivery system are classified as wholesale. An increase in the average electric wholesale margins per megawatt hour sold due to higher market prices and a greater availability of MidAmerican Energy-owned base load generation improved electric wholesale gross margin by $22.3 million compared to the second quarter of 2005. The increased availability of MidAmerican Energy-owned base load generation, including generation available as a result of newly added wind generation supplying retail customers, as well as market opportunities, contributed to a 57.9% increase in wholesale sales volumes during the second quarter of 2006, resulting in an $8.3 million increase in wholesale gross margin.

Gross margin on electric retail sales increased $12.0 million, with electric retail sales volumes increasing 6.1% compared to the second quarter of 2005. An increase in the average number of retail customers, in particular the addition of a large steel manufacturer in the fourth quarter of 2005, improved electric retail gross margin by $9.1 million compared to the second quarter of 2005. Electricity usage factors not dependent on weather, such as changes in individual customer usage patterns, increased electric margin by $6.0 million. The effect of temperature conditions during the second quarter of 2006 compared to the second quarter of 2005 resulted in a $1.9 million decrease in electric retail gross margin. An increase in fuel costs related to Iowa retail electric sales decreased electric retail gross margin by $2.3 million compared to the second quarter of 2005 due in part to an increase in the portion of energy requirements met with higher cost fuel. Recoveries of energy efficiency program costs increased electric retail gross margin by $1.2 million compared to the second quarter of 2005. Changes in revenues from the recovery of energy efficiency program costs are substantially matched with corresponding changes in other operating expenses.

Regulated Gas Gross Margin

	Quarter
	Ended June 30,
	2006	2005

Gross margin (in millions):
Operating revenues	$169.0	$210.0
Less cost of gas sold	125.6	166.9
Gas gross margin	$43.4	$43.1

Sales (000’s decatherms):
Retail	8,547	9,677
Wholesale	10,305	13,687
Total	18,852	23,364

Regulated gas revenues include purchased gas adjustment clauses through which MidAmerican Energy is allowed to recover the cost of gas sold from its retail gas utility customers. Consequently, fluctuations in the cost of gas sold do not affect gross margin or net income because revenues reflect comparable fluctuations through the purchased gas adjustment clauses. For the second quarter of 2006, $32.2 million of the decrease in cost of gas sold and gas revenues was due to the decrease in sales volumes. Additionally, compared to the second quarter of 2005, MidAmerican Energy’s average per-unit cost of gas sold decreased 6.7%, resulting in a $9.1 million decrease in cost of gas sold and revenues for the second quarter of 2006.

The following table summarizes the variance in gas operating revenues based on the change in gas cost recoveries and margin components.

Quarter Ended
June 30,
2006 vs. 2005
(In millions)
Change in cost of gas sold:
Sales volumes	$(32.2)
Average cost per unit	(9.1)
Total change in cost of gas sold	(41.3)
Change in margin:
Other usage factors	(1.4)
Weather	(0.4)
Customer growth	0.4
Energy efficiency cost recoveries	1.1
Other	0.6
Total change in margin	$0.3
Total revenue variance	$(41.0)

Other gas usage factors, such as changes in individual customer usage patterns and reaction to the increase in natural gas prices, decreased gas margin. The decrease in gas gross margin due to weather was the result of mild temperature conditions in the second quarter of 2006 compared to the same quarter in 2005. MidAmerican Energy's average number of gas retail customers increased 1.4% compared to the second quarter of 2005. Changes in revenues from the recovery of energy efficiency program costs are substantially matched with corresponding changes in other operating expenses.

Regulated Operating Expenses

Other operating expenses increased $8.6 million for the second quarter of 2006 compared to the second quarter of 2005 due to a $6.6 million increase in transmission expense related to the increase in purchased power and electric wholesale sales. Energy efficiency program costs increased $2.3 million. Changes in energy efficiency program costs are substantially matched by changes in related electric and gas revenues.

Maintenance expenses for the second quarter of 2006 decreased $0.4 million compared to the second quarter of 2005. Steam generating plant maintenance decreased $4.0 million as a result of planned outages in 2005 but was mostly offset by an increase in generation maintenance related to wind power facilities and an increase in distribution maintenance.

Depreciation and amortization expense for the second quarter of 2006 increased $13.1 million compared to the second quarter of 2005 due to a $12.0 million increase in regulatory expense related to a revenue sharing arrangement in Iowa as a result of higher Iowa electric returns on equity primarily from improved electric margins. Additionally, utility plant depreciation increased due primarily to wind power facilities placed in service in the third quarter of 2005. Refer to the “Utility Regulatory Matters” section for an explanation of the revenue sharing arrangement.

Nonregulated Gross Margin

	Quarter
	Ended June 30,
	2006	2005
	(In millions)
MidAmerican Energy -
Nonregulated operating revenues	$130.7	$61.2
Less nonregulated cost of sales	127.7	53.7
Nonregulated gross margin	$3.0	$7.5

MidAmerican Funding Consolidated -
Nonregulated operating revenues	$132.0	$62.5
Less nonregulated cost of sales	128.1	54.1
Nonregulated gross margin	$3.9	$8.4

Nonregulated revenues and cost of sales for the second quarter of 2006 increased due primarily to a change in the management strategy related to certain end-use gas contracts that resulted in recording prospectively the related revenues and cost of sales on a gross, rather than net, basis in accordance with Emerging Issues Task Force Issue No. 02-3, “Recognition and Reporting of Gains and Losses on Energy Trading Contracts Under Issues No. 98-10 and 00-17.” The decrease in nonregulated gross margin compared to the second quarter of 2005 was principally due to a decrease in nonregulated electric margins compared to the second quarter of 2005.

Allowance for Equity Funds

As a regulated public utility, MidAmerican Energy is allowed to capitalize, and record as income, a cost of construction for equity funds used, based on guidelines set forth by the Federal Energy Regulatory Commission (“FERC”). The $2.5 million increase in income for the capitalized allowance on equity funds used during construction in the second quarter of 2006 was due to the increase in construction work in progress compared to the second quarter of 2005. MidAmerican Energy expects to continue to record higher-than-normal income for the allowance on equity funds used during construction through 2007 while the announced generating facilities are constructed.

Other Income and Expense

MidAmerican Funding -

Other income for the second quarter of 2006 includes $27.6 million of pre-tax gains from the sales of MidAmerican Funding’s shares of common stock of an electronic energy and metals trading exchange. Additionally, a $4.5 million gain was recognized on shares of that common stock, which MidAmerican Funding donated to a charitable foundation. Other expense for the second quarter of 2006 reflects $4.5 million of expense for the donation of the shares. Refer to Note (9) of MidAmerican Funding’s Notes to Consolidated Financial Statements for further discussion of these transactions.

Fixed Charges

The $3.4 million increase in interest on long-term debt was due to the effect of $300.0 million of MidAmerican Energy long-term debt issued on November 1, 2005, offset partially by maturities of higher rate debt in 2005. Other interest expense increased due to a higher balance of the Iowa revenue sharing liability. MidAmerican Energy is allowed to capitalize, and record as a reduction to fixed charges, a cost of construction for debt funds used, based on guidelines set forth by the FERC. The $1.4 million increase in allowance for borrowed funds for the second quarter of 2006 was due to the increase in construction work in progress compared to the second quarter of 2005. MidAmerican Energy expects to continue to record higher-than-normal allowance for borrowed funds used during construction through 2007 while the announced generating facilities are constructed.

Income Taxes

MidAmerican Energy -

Federal law currently provides for federal production tax credits for energy produced by renewable electricity generation projects, including wind power facilities. MidAmerican Energy’s income taxes for the second quarter of 2006 were reduced $2.9 million more by the production tax credits compared to the second quarter of 2005 due to wind power facilities placed in service in the third quarter of 2005.

State utility rate regulation in Iowa requires that the tax effect of certain timing differences be flowed through immediately to customers. Therefore, amounts that would otherwise have been recognized in income tax expense have been included as changes in regulatory assets. This flow-through treatment of such timing differences impacts the effective tax rates from year to year.

Results of Operations for the Six Months Ended June 30, 2006 and 2005

Regulated Electric Gross Margin

	Six Months
	Ended June 30,
	2006	2005

Gross margin (in millions):
Operating revenues	$875.8	$659.8
Less cost of fuel, energy and capacity	304.6	191.3
Electric gross margin	$571.2	$468.5

Sales (gigawatt-hours):
Retail	9,596	8,941
Wholesale	5,739	3,768
Total	15,335	12,709

Electric gross margin for the first six months of 2006 increased $102.7 million compared to the first six months of 2005 due to a $71.7 million increase in gross margin on wholesale sales due primarily to a higher margin per megawatt hour sold. Gross margin on retail sales increased $21.8 million due principally to customer growth. Additionally, transmission revenues increased $8.1 million due to the increase in wholesale sales volumes.

Sales of energy to other utilities, municipalities and marketers inside and outside of MidAmerican Energy's delivery system are classified as wholesale. An increase in the average electric wholesale margins per megawatt hour sold due to higher market prices and a greater availability of MidAmerican Energy-owned base load generation improved electric wholesale gross margin by $58.7 million compared to the first six months of 2005. The increased availability of MidAmerican Energy-owned base load generation, including generation available as a result of newly added wind generation supplying retail customers, as well as market opportunities, contributed to a 52.3% increase in wholesale sales volumes during the first six months of 2006, resulting in a $13.0 million increase in wholesale gross margin.

Gross margin on electric retail sales increased $21.8 million, with electric retail sales volumes increasing 7.3% compared to the first six months of 2005. An increase in the average number of retail customers, in particular the addition of a large steel manufacturer in the fourth quarter of 2005, improved electric retail gross margin by $17.7 million compared to the first six months of 2005. Electricity usage factors not dependent on weather, such as changes in individual customer usage patterns, increased electric margin by $12.1 million. The effect of temperature conditions during the first six months of 2006 compared to the first six months of 2005 resulted in a $4.4 million decrease in electric retail gross margin. An increase in fuel costs related to Iowa retail electric sales decreased electric retail gross margin by $5.2 million compared to the first six months of 2005 due in part to an increase in the portion of energy requirements met with higher cost fuel. Recoveries of energy efficiency program costs increased electric retail gross margin by $1.6 million compared to the first six months of 2005. Changes in revenues from the recovery of energy efficiency program costs are substantially matched with corresponding changes in other operating expenses.

Regulated Gas Gross Margin

	Six Months
	Ended June 30,
	2006	2005

Gross margin (in millions)
Operating revenues	$624.8	$677.4
Less cost of gas sold	505.6	554.0
Gas gross margin	$119.2	$123.4

Sales (000’s decatherms):
Retail	39,943	45,072
Wholesale	23,317	30,942
Total	63,260	76,014

Regulated gas revenues include purchased gas adjustment clauses through which MidAmerican Energy is allowed to recover the cost of gas sold from its retail gas utility customers. Consequently, fluctuations in the cost of gas sold do not affect gross margin or net income because revenues reflect comparable fluctuations through the purchased gas adjustment clauses. Compared to the first six months of 2005, MidAmerican Energy’s average per-unit cost of gas sold increased 9.7%, resulting in a $44.5 million increase in cost of gas sold for the first six months of 2006. The increase in cost of gas sold and gas revenues as a result of the per-unit cost of gas sold was more than offset by a $92.9 million decrease due to the reduction in sales volumes.

The following table summarizes the variance in gas operating revenues based on the change in gas cost recoveries and margin components.

Six Months
Ended June 30,
2006 vs. 2005
(In millions)
Change in cost of gas sold:
Sales volumes	$(92.9)
Average cost per unit	44.5
Total change in cost of gas sold	(48.4)
Change in margin:
Other usage factors	(4.1)
Weather	(4.0)
Customer growth	1.3
Energy efficiency cost recoveries	1.6
Other	1.0
Total change in margin	(4.2)
Total revenue variance	$(52.6)

Other gas usage factors, such as changes in individual customer usage patterns and reaction to the increase in natural gas prices, decreased gas margin. The decrease in gas gross margin due to weather was the result of mild temperature conditions in the first six months of 2006 compared to the same quarter in 2005. MidAmerican Energy's average number of gas retail customers increased 1.2% compared to the first six months of 2005. Changes in revenues from the recovery of energy efficiency program costs are substantially matched with corresponding changes in other operating expenses.

Regulated Operating Expenses

Other operating expenses increased $14.5 million for the first six months of 2006 compared to the first six months of 2005 due primarily to a $12.6 million increase in transmission expense related to the increase in purchased power and electric wholesale sales. Additionally, energy efficiency program costs increased $3.2 million. Changes in energy efficiency program costs are substantially matched with changes in related electric and gas revenues.

Maintenance expenses for the first six months of 2006 decreased $1.1 million compared to the first six months of 2005. Steam generating plant maintenance decreased $5.2 million as a result of planned outages in 2005 but was mostly offset by increases in maintenance costs related to wind power facilities and the electric and gas distribution systems.

Depreciation and amortization expense for the first six months of 2006 increased $24.4 million compared to the first six months of 2005 due to a $21.0 million increase in regulatory expense related to a revenue sharing arrangement in Iowa as a result of higher Iowa electric returns on equity primarily from improved electric margins. Additionally, utility plant depreciation increased due primarily to wind power facilities placed in service in the third quarter of 2005. Refer to the “Utility Regulatory Matters” section for an explanation of the revenue sharing arrangement.

Nonregulated Gross Margin

	Six Months
	Ended June 30,
	2006	2005
	(In millions)
MidAmerican Energy -
Nonregulated operating revenues	$300.8	$136.3
Less nonregulated cost of sales	288.5	120.1
Nonregulated gross margin	$12.3	$16.2

MidAmerican Funding Consolidated -
Nonregulated operating revenues	$302.7	$138.7
Less nonregulated cost of sales	289.0	120.6
Nonregulated gross margin	$13.7	$18.1

Nonregulated revenues and cost of sales for the first six months of 2006 increased due primarily to a change in the management strategy related to certain end-use gas contracts that resulted in recording prospectively the related revenues and cost of sales on a gross, rather than net, basis in accordance with Emerging Issues Task Force Issue No. 02-3, “Recognition and Reporting of Gains and Losses on Energy Trading Contracts Under Issues No. 98-10 and 00-17.” The decrease in nonregulated gross margin compared to the first six months of 2005 was principally due to a decrease in nonregulated electric margins compared to the first six months of 2005.

Allowance for Equity Funds

As a regulated public utility, MidAmerican Energy is allowed to capitalize, and record as income, a cost of construction for equity funds used, based on guidelines set forth by the Federal Energy Regulatory Commission (“FERC”). The $5.4 million increase in income for the capitalized allowance on equity funds used during construction in the first six months of 2006 was due to the increase in construction work in progress compared to the first six months of 2005. MidAmerican Energy expects to continue to record higher-than-normal income for the allowance on equity funds used during construction through 2007 while the announced generating facilities are constructed.

Other Income and Expense

MidAmerican Energy -

Interest and dividend income increased $2.6 million compared to the first six months of 2005 due to a more favorable cash position and higher interest rates.

MidAmerican Funding -

Other income for the first six months of 2006 includes $27.6 million of pre-tax gains from the sales of MidAmerican Funding’s shares of common stock of an electronic energy and metals trading exchange. Additionally, $4.5 million of gain was recognized on shares of that common stock, which MidAmerican Funding donated to a charitable foundation. Other expense for the first six months of 2006 reflects $4.5 million of expense for the donation of the shares. Refer to Note (9) of MidAmerican Funding’s Notes to Consolidated Financial Statements for further discussion of these transactions.

Other income for the first six months of 2006 also includes $7.3 million for a gain on the sale of MidAmerican Funding’s non-controlling interest in a non-utility gas-fired cogeneration facility. Additionally, other income reflects $5.2 million of income resulting from changes in a financing arrangement related to a non-strategic investment in a hydroelectric generating facility. Other income for the first six months of 2005 includes $9.9 million of gains from the sale of two non-strategic, passive investments.

Other expense for the first six months of 2005 includes the write-downs of some of MidAmerican Funding’s investments in commercial passenger aircraft, which it accounts for as leveraged leases. The write-downs were the result of actions related to a bankruptcy filing by the airline carrier.

Fixed Charges

The $7.0 million increase in interest on long-term debt was due to the effect of $300.0 million of MidAmerican Energy long-term debt issued on November 1, 2005, offset partially by maturities of higher rate debt in 2005. Other interest expense increased due to a higher balance of the Iowa revenue sharing liability. MidAmerican Energy is allowed to capitalize, and record as a reduction to fixed charges, a cost of construction for debt funds used, based on guidelines set forth by the FERC. The $2.7 million increase in allowance for borrowed funds for the first six months of 2006 was due to the increase in construction work in progress compared to the first six months of 2005. MidAmerican Energy expects to continue to record higher-than-normal allowance for borrowed funds used during construction through 2007 while the announced generating facilities are constructed.

Income Taxes

MidAmerican Energy -

Federal law currently provides for federal production tax credits for energy produced by renewable electricity generation projects, including wind power facilities. MidAmerican Energy’s income taxes for the first six months of 2006 were reduced $7.6 million more by the production tax credits compared to the first six months of 2005 due to wind power facilities placed in service in the third quarter of 2005.

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

As reflected on the Consolidated Statements of Cash Flows, MidAmerican Energy’s net cash provided by operating activities was $388.3 million and $305.5 million for the first six months of 2006 and 2005, respectively. MidAmerican Funding’s net cash provided by operating activities was $366.8 million and $285.1 million for the first six months of 2006 and 2005, respectively.

Utility Construction Expenditures

MidAmerican Energy’s primary need for capital is utility construction expenditures. For the first six months of 2006, utility construction expenditures incurred totaled $319.2 million, including allowance for funds used during construction and Quad Cities Station nuclear fuel purchases. Utility construction expenditures include accrued amounts and a non-cash computed cost of equity funds. As a regulated public utility, MidAmerican Energy is allowed to capitalize, and record as income, a cost of equity funds used for construction, based on guidelines set forth by the FERC.

Forecasted utility construction expenditures, including allowance for funds used during construction, total $799 million for 2006. Of that amount, $422 million is for the coal-fired and wind-powered generation projects discussed below, $61 million is for environmental capital expenditures to comply with current and anticipated air quality requirements, and the remaining $316 million is for ongoing operational projects including connections for new customers, facilities to accommodate load growth and infrastructure replacement. Capital expenditure needs are reviewed regularly by management and may change significantly as a result of such reviews. MidAmerican Energy expects to meet these capital expenditures with cash flows from operations and the issuance of long-term debt.

MidAmerican Energy anticipates a continuing increase in demand for electricity from its regulated customers. To meet anticipated demand and ensure adequate electric generation in its service territory, MidAmerican Energy is currently constructing Council Bluffs Energy Center Unit No. 4 (“CBEC Unit 4”), a 790-MW (expected accreditation) super-critical-temperature, coal-fired generating plant. MidAmerican Energy will operate the plant and hold an undivided ownership interest as a tenant in common with the other owners of the plant. MidAmerican Energy's current ownership interest is 60.67%, equating to 479 MW of output. Municipal, cooperative and public power utilities will own the remainder, which is a typical ownership arrangement for large base-load plants in Iowa. The facility will provide service to regulated retail electricity customers. Wholesale sales may also be made from the facility to the extent the power is not immediately needed for regulated retail service. MidAmerican Energy has obtained regulatory approval to include the Iowa portion of the actual cost of the generation project in its Iowa rate base as long as the actual cost does not exceed the agreed cap that MidAmerican Energy has deemed to be reasonable. If the cap is exceeded, MidAmerican Energy has the right to demonstrate the prudence of the expenditures above the cap, subject to regulatory review. MidAmerican Energy expects to invest approximately $737 million in CBEC Unit 4, including transmission facilities and excluding allowance for funds used during construction. Through June 30, 2006, MidAmerican Energy has invested $594.0 million in the project, including $121.3 million for MidAmerican Energy’s share of deferred payments allowed by the construction contract.

On December 16, 2005, MidAmerican Energy filed with the IUB a settlement agreement between MidAmerican Energy and the Iowa Office of Consumer Advocate (“OCA”) regarding ratemaking principles for up to 545 MW (nameplate ratings) of wind-powered generation capacity in Iowa to be installed in 2006 and 2007. Generally speaking, accredited capacity ratings for wind power facilities are considerably less than the nameplate ratings due to the varying nature of wind. The settlement agreement was approved by the IUB on April 18, 2006. Refer to “Utility Regulatory Matters” below for more information regarding the rate aspects of the settlement agreement.

MidAmerican Energy has been working with wind project developers and contractors to add new MidAmerican Energy-owned generation assets. In February 2006, MidAmerican Energy entered into agreements to add 99 MW (nameplate ratings) of wind generation by the end of 2006. In June 2006, MidAmerican Energy entered into an additional agreement to add 123 MW (nameplate ratings) of wind generation by the end of 2007. That same agreement also provides for the sale of development rights to an adjacent project whose size could be up to 77 MW (nameplate ratings).

Nuclear Decommissioning

Each licensee of a nuclear facility is required to provide financial assurance for the cost of decommissioning its licensed nuclear facility. In general, decommissioning of a nuclear facility means to safely remove the facility from service and restore the property to a condition allowing unrestricted use by the operator.

MidAmerican Energy currently contributes $8.3 million annually to trusts established for the investment of funds for decommissioning Quad Cities Station. As of June 30, 2006, approximately 55.1% of the fair value of the trusts’ funds was invested in domestic common equity securities, 10.9% in domestic corporate debt and the remainder in investment grade municipal and U.S. Treasury bonds. Funding for Quad Cities Station nuclear decommissioning is reflected as depreciation expense in the Consolidated Statements of Operations. Quad Cities Station decommissioning costs charged to Iowa customers are included in base rates, and recovery of increases in those amounts must be sought through the normal ratemaking process.

Contractual Obligations and Commercial Commitments

MidAmerican Energy and MidAmerican Funding have various contractual obligations and commercial commitments. There have been no material changes in the amount of such obligations and commitments from what was disclosed in the “Liquidity and Capital Resources” section of MD&A in MidAmerican Energy’s and MidAmerican Funding’s most recently filed Form 10-K. Refer to Note (3)(c) of Notes to Consolidated Financial Statements in this Form 10-Q for discussion regarding deferred construction payments and their balance sheet classification.

Debt Redemption and Issuance

MidAmerican Energy’s 6.375% series of medium-term notes, totaling $160.0 million, matured on June 15, 2006.

Debt Authorizations and Credit Facilities

MidAmerican Energy has authority from the FERC to issue through April 14, 2007, short-term debt in the form of commercial paper and bank notes aggregating $500.0 million. MidAmerican Energy currently has in place a $500.0 million revolving credit facility that supports its $379.6 million commercial paper program and its variable rate pollution control revenue obligations. The facility expires July 6, 2011.

MidAmerican Energy currently has the necessary authorizations from the Securities and Exchange Commission to issue up to $830.0 million of additional long-term securities, from the FERC to issue up to $425.0 million of additional long-term securities through November 30, 2006, and from the Illinois Commerce Commission (“ICC”) to issue up to $830.0 million of additional long-term debt securities through October 22, 2008, and up to $600.0 million through July 12, 2011.

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

Credit Ratings Risks

Debt and preferred securities of MidAmerican Funding and MidAmerican Energy are rated by nationally recognized credit rating agencies. Assigned credit ratings are based on each rating agency’s assessment of MidAmerican Funding’s or MidAmerican Energy’s ability to, in general, meet the obligations of the debt or preferred securities issued by the rated company. The credit ratings are not a recommendation to buy, sell or hold securities, and there is no assurance that a particular credit rating will continue for any given period of time. As of July 28, 2006, MidAmerican Energy’s senior unsecured debt credit ratings were as follows: Fitch Ratings, “A/stable;” Moody’s Investor Service, “A2/stable;” and Standard and Poor’s, “A-/stable.” Other than the energy supply and marketing agreements discussed below, neither MidAmerican Funding nor MidAmerican Energy has any credit agreements that require termination or a material change in collateral requirements or payment schedule in the event of a downgrade in the credit ratings of the respective company’s securities.

In conjunction with its risk management activities, MidAmerican Energy must meet credit quality standards as required by counterparties. In accordance with industry practice, master agreements that govern MidAmerican Energy’s energy supply and marketing activities either specifically require it to maintain investment grade credit ratings or provide the right for counterparties to demand “adequate assurances” in the event of a material adverse change in MidAmerican Energy’s creditworthiness. If one or more of MidAmerican Energy’s credit ratings decline below investment grade, MidAmerican Energy may be required to post cash collateral, letters of credit or other similar credit support to facilitate ongoing wholesale energy supply and marketing activities. As of June 30, 2006, MidAmerican Energy’s estimated potential collateral requirements totaled approximately $144 million. MidAmerican Energy’s potential collateral requirements could fluctuate considerably due to seasonality, market price volatility, and a loss of key MidAmerican Energy generating facilities or other related factors.

Utility Regulatory Matters

Rate Matters

Under a series of settlement agreements between MidAmerican Energy, the Iowa Office of Consumer Advocate (“OCA”) and other intervenors approved by the IUB, MidAmerican Energy has agreed not to seek a general increase in electric base rates to become effective prior to January 1, 2013, unless its Iowa jurisdictional electric return on equity for any year falls below 10%. As a party to the settlement agreements, the OCA has agreed not to seek any decrease in MidAmerican Energy’s Iowa electric base rates prior to January 1, 2013. Illinois bundled electric rates are frozen until 2007, subject to certain exceptions allowing for increases, at which time bundled rates may be increased or decreased by the ICC. Refer to Note (4) of MidAmerican Energy’s Notes to Consolidated Financial Statements for further discussion of these rate matters.

In an order issued September 27, 2004, the IUB required MidAmerican Energy to file various plans to fully equalize and consolidate its class zonal electric rates by the end of each of the years 2007 through 2010. On October 18, 2004, MidAmerican Energy filed a motion for reconsideration opposing full rate equalization and proposing a series of rate reductions. On March 21, 2005, the IUB required MidAmerican Energy to file additional information about potential rate changes concerning phased equalization or consolidation of existing zonal rate differences that could have the effect of bringing rates together on a basis designed to have no impact on the overall revenues MidAmerican Energy receives from its Iowa electric customers. MidAmerican Energy filed the requested information on April 11, 2005. In the same proceeding, MidAmerican Energy has a pending plan to reduce rates for some residential customers by approximately $4.0 million in 2008 and $3.0 million in 2009 for a total annualized reduction of $7.0 million in addition to the reductions to be offset by cost decreases related to existing contracts. The $7.0 million reduction in revenues may begin to be offset by a rate increase for other residential customers starting in 2011. On June 19, 2006, without ruling on revenue requirement issues, the IUB issued an order requiring MidAmerican Energy to hold informal workshops in 2007 and file a comprehensive class cost-of-service study and a revenue neutral rate equalization/rate consolidation plan by mid-2009.

In 2004, the ICC issued a declaratory ruling finding that MidAmerican Energy’s competitive sales of gas to retail customers within the state of Illinois were not authorized under the Illinois Public Utilities Act. In its ruling, the ICC left for subsequent proceedings issues related to the financial implications of these sales. To date, these issues have been addressed by ICC staff in its testimony in the purchased gas adjustment reconciliation proceedings covering 2001 and 2002. In that testimony, the ICC staff expressed its position that MidAmerican Energy must reduce gas costs recovered from Illinois regulated gas customers through the purchased gas adjustment by the gross margins earned from MidAmerican Energy’s Illinois nonregulated retail customers since 1996. Gross margin is the difference between the revenue and the related cost of gas for MidAmerican Energy’s nonregulated sales of gas to retail customers in the entire state of Illinois. The ICC has not yet ruled in either case. There can be no assurance that the gross margins earned in earlier periods in final purchased gas adjustment reconciliation proceedings back to 1996 will not be subject to challenge. If the ICC accepts the adjustments proposed by its staff and makes the same adjustment for the years 2003 - 2004, the total cumulative adjustment through November 30, 2004, including the adjustments since 1996, would be $7.8 million. In its declaratory ruling, the ICC decided to open a separate proceeding, in addition to the purchased gas adjustment reconciliation proceedings, to determine an appropriate remedy to impose upon MidAmerican Energy for making competitive sales throughout the state of Illinois without statutory or regulatory authorization. In its order initiating this separate proceeding, the ICC stated there would not be any further litigation of the ICC conclusions arrived at in the declaratory ruling proceeding, despite the lack of an evidentiary hearing in that proceeding. An appeal of the order from the ICC in the declaratory ruling proceeding was filed with the Illinois Appellate Court. On May 26, 2006, the court issued an Order dismissing MidAmerican’ Energy’s appeal of the ICC’s action. The court subsequently reaffirmed its decision in a July 19, 2006, order in response to MidAmerican Energy’s petition for rehearing.

Effective January 1, 2005, SB 2525 became law in Illinois. That law allows MidAmerican Energy to continue its competitive gas sales in Illinois subject to ICC regulation. The ICC still must resolve the historical issues in the on-going purchase gas adjustment and related proceedings noted above.

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

Transmission Developments

On July 22, 2005, MidAmerican Energy made a filing with the FERC requesting its approval to establish a transmission service coordinator (“TSC”). The TSC would be a third party administrator of various MidAmerican Energy Open Access Transmission Tariff (“OATT”) functions for transmission service. On December 16, 2005, the FERC issued an order conditionally accepting MidAmerican Energy’s request to establish a TSC. The order requires MidAmerican Energy to make modifications to the draft TSC agreement filed with the FERC as part of the request and to file a final executed TSC agreement with the FERC for its review prior to the agreement becoming effective. MidAmerican Energy has entered into a contract with a third party vendor to administer MidAmerican Energy’s OATT. MidAmerican Energy does not believe that the incremental costs will have a material impact on its results of operations, financial position or cash flows. On June 15, 2006, the FERC issued an order conditionally approving MidAmerican Energy’s selection of a third party vendor. MidAmerican Energy anticipates the TSC commencing operations on August 30, 2006. Under the contract, the vendor would provide its tariff administration and planning services for a three-year term.

Electric Market Developments

On July 13, 2004, the FERC issued an order requiring MidAmerican Energy to conduct a study to determine whether MidAmerican Energy or its affiliates possess generation market power. MidAmerican Energy is being required to show the absence of generation market power in order to be allowed to continue to sell wholesale electric power at market-based rates. The FERC order is intended to have MidAmerican Energy conform to what has become the FERC’s general practice for utilities given authorization to make wholesale market-based sales. Under this general practice, utilities authorized to make market-based electric sales must submit a new market power study to the FERC every three years. MidAmerican Energy filed the required study on October 29, 2004. On June 1, 2005, the FERC issued an order setting for investigation the reasonableness of MidAmerican Energy’s market-based rates within its control area. The order also terminated the previously established November 1, 2004, refund date and instead required that market-based sales made by MidAmerican Energy within its control area beginning August 7, 2005, be subject to refund until the matter is resolved. The FERC also required MidAmerican Energy to file additional information by July 1, 2005, and August 1, 2005. In its August 1, 2005 filing, MidAmerican Energy filed a proposed cost-based sales tariff (“CBST”) applicable to sales made within its control area to replace its market-based sales tariff. On March 17, 2006, the FERC issued an order (“March 17 Order”) accepting MidAmerican Energy’s commitment not to make sales using market-based rates in its control area but rejected the proposed applicable tariff language. The FERC directed MidAmerican Energy to file revised tariff language by April 17, 2006. MidAmerican Energy made such filing together with a request for clarification, or in the alternative, rehearing (“Request for Clarification”) of the March 17 Order. MidAmerican Energy estimates that its maximum potential refund obligation is $17 million and its minimum potential refund obligation is $50,000 for the period August 7, 2005 through June 30, 2006. The actual refund will depend upon the FERC’s ruling on the Request for Clarification and the applicability of the CBST to certain sales made within the control area for delivery outside the control area. MidAmerican Energy does not believe at this time that the ultimate outcome of this issue will have a material impact on its results of operations, financial position or cash flows.

The Energy Policy Act of 2005

On August 8, 2005, the Energy Policy Act of 2005 (“Energy Policy Act”) was signed into law. That law potentially impacts many segments of the energy industry. A tax provision extended the federal production tax credit for new renewable electricity generation projects through December 31, 2007. In part as a result of that portion of the law, MidAmerican Energy began development efforts to add additional wind generation, as previously discussed under “Utility Construction Expenditures” above. The law also results in expanding FERC regulatory authority in areas such as electric system reliability, electric transmission expansion and pricing, regulation of utility holding companies, and enforcement authority to issue substantial civil penalties. The Energy Policy Act also repealed the Public Utility Holding Company Act of 1935 effective February 8, 2006. As a result of the repeal and a stock conversion, effective February 9, 2006, Berkshire Hathaway Inc. became the majority owner of voting securities of MidAmerican Energy Holdings.

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

Refer to Note (3)(a) of Notes to Consolidated Financial Statements for further discussion of air quality standards affecting MidAmerican Energy.

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

All of the coal-fired generating stations operated by MidAmerican Energy are fueled by low-sulfur, western coal from the Powder River Basin. MidAmerican Energy’s coal supply portfolio includes multiple suppliers and mines under agreements of varying terms and quantities. MidAmerican Energy typically has one to two years of coal supply under contracts with fixed prices and regularly monitors the western coal market, looking for opportunities to enhance its coal supply portfolio. Operational delays in rail transportation out of the Powder River Basin during 2005 and 2006 have resulted in the reduction of coal inventories to suboptimum levels. MidAmerican Energy believes the transportation issues are temporary and that its coal inventories will be restored to preferred levels by late-2007. Additional information regarding MidAmerican Energy’s coal supply contracts is included in Note (4)(e) of Notes to Consolidated Financial Statements in Item 8 of its most recently filed Annual Report on Form 10-K.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return. Guidance is also provided on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. MidAmerican Funding and MidAmerican Energy are currently evaluating the impact of adopting FIN 48 on their respective consolidated financial positions and results of operations.

Other Matters

On May 25, 2006, the membership of the International Brotherhood of Electrical Workers locals 109 and 499, comprising greater than 90% of MidAmerican Energy’s represented workforce, ratified a contract between MidAmerican Energy and the locals for a term extending through April 30, 2009.

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

As of June 30, 2006, MidAmerican Energy held derivative instruments used for non-trading and trading purposes with the following fair values (in thousands):

	Maturity
Contract Type	Within 1	1 to 3	After
	Year	Years	3 Years	Total
Non-trading:
Regulated electric assets	$6,907	$277	$-	$7,184
Regulated electric (liabilities)	(15,860)	(2,707)	-	(18,567)
Regulated gas assets	4,460	-	-	4,460
Regulated gas (liabilities)	(4,663)	-	-	(4,663)
Nonregulated electric assets	4	-	-	4
Nonregulated electric (liabilities)	(1,414)	(1,004)	-	(2,418)
Nonregulated gas assets	6,216	2,277	3	8,496
Nonregulated gas (liabilities)	(6,477)	(2,465)	-	(8,942)
Total	(10,827)	(3,622)	3	(14,446)

Trading:
Nonregulated electric assets	3,062	4,281	-	7,343
Nonregulated electric (liabilities)	(2,845)	(4,172)	-	(7,017)
Total	217	109	-	326

Total MidAmerican Energy assets	$20,649	$6,835	$3	$27,487
Total MidAmerican Energy (liabilities)	$(31,259)	$(10,348)	$-	$(41,607)

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

Item 4.     Controls and Procedures.

With the supervision and participation of MidAmerican Funding’s and MidAmerican Energy’s management, including the respective persons acting as chief executive officer and chief financial officer, each company performed an evaluation regarding the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2006. Based on that evaluation, MidAmerican Funding’s and MidAmerican Energy’s management, including the respective persons acting as chief executive officer and chief financial officer, concluded that their respective disclosure controls and procedures were effective. There have been no changes during the quarter covered by this report in MidAmerican Funding’s or MidAmerican Energy’s internal control over financial reporting that has materially affected, or is reasonably likely to material affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

MidAmerican Energy was one of dozens of companies named as defendants in a January 20, 2004 consolidated class action lawsuit filed in the United States District Court for the Southern District of New York. The suit alleged that the defendants have engaged in unlawful manipulation of the prices of natural gas futures and options contracts traded on the New York Mercantile Exchange during the period of January 1, 2000 to December 31, 2002. On September 9, 2005, MidAmerican Energy and counsel for the plaintiffs executed a stipulation and agreement of settlement, which upon final approval by the court following notice to all class members, MidAmerican Energy would be dismissed from the lawsuit. The court approved the settlement on a preliminary basis on February 8, 2006, and signed its final judgment and order of dismissal on May 24, 2006. No appeal of the order was filed within the applicable appeal period and, accordingly, the matter is concluded. MidAmerican Energy’s obligation to the plaintiffs was an immaterial amount.

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

Three lawsuits are currently on file related to this incident. On February 8, 2006, MidAmerican Energy was served with a Third Party Complaint filed in U.S. District Court, District of Minnesota by CenterPoint Resources Corp. d/b/a CenterPoint Energy. The Third Party Complaint seeks contribution and indemnity on a wrongful death claim filed by the estate of Lorraine Melton, one of the decedents, and all sums associated with CenterPoint’s replacement program. CenterPoint Energy Resources Corp. has settled the wrongful death claim with the trustee for the estate in the Melton case, however, the Third Party action by CenterPoint Energy Resources Corp. against MidAmerican Energy remains. MidAmerican Energy was served with a second Third Party Complaint filed in U.S. District Court, District of Minnesota by CenterPoint seeking contribution and indemnity on a property damage and business interruption claim filed by Ramsey Premier Partners, LLC, and all sums associated with CenterPoint’s replacement program. MidAmerican Energy filed a motion for summary judgment in both of these cases on April 27, 2006. An additional complaint filed in Anoka County District Court, State of Minnesota, by the estate of Ann Talle seeking damages from MidAmerican Energy Holdings and other defendants, including CenterPoint, on a wrongful death claim arising from this incident was settled by CenterPoint during mediation in March 2006, and the court issued a Confidential Order Approving Settlement and Distribution of Proceeds on April 7, 2006. MidAmerican Energy intends to vigorously defend its position in these claims and believes their ultimate outcome will not have a material impact on its results of operations, financial position or cash flows.

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

MIDAMERICAN FUNDING, LLC
MIDAMERICAN ENERGY COMPANY
(Registrants)

Date: August 4, 2006	/s/ Thomas B. Specketer
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

MidAmerican Energy and MidAmerican Funding

10.1
Amended and Restated Credit Agreement among MidAmerican Energy Company, the lending institutions party hereto, as banks, JPMorgan Chase Bank, N.A., as Administrative Agent, Union Bank of California, N.A., as Syndication Agent, and The Royal Bank of Scotland plc, ABN Amro Bank N.V. and BNP Paribas, as Co-Documentation Agents, dated as of July 6, 2006.

10.2
Stipulation and Agreement Dated December 20, 2004, in Regard to MidAmerican Energy Company Ratemaking Principles for the 2005 Wind Expansion Project, approved by the Iowa Utilities Board on January 31, 2005.

10.3
Stipulation and Agreement Dated December 14, 2005, in Regard to MidAmerican Energy Company Ratemaking Principles for the 2006-2007 Wind Expansion Project, approved by the Iowa Utilities Board on April 18, 2006.