Form 10-K
period 2006-12-31
MIDAMERICAN ENERGY CO; MIDAMERICAN FUNDING LLC
filed 2007-03-01
CIK 928576, 1098296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                  to

Commission	Registrant’s Name, State of Incorporation,	IRS Employer
File Number	Address and Telephone Number	Identification No.

333-90553	MIDAMERICAN FUNDING, LLC	47-0819200
(An Iowa Limited Liability Company)
666 Grand Ave. Suite 500
Des Moines, Iowa 50309-2580
515-242-4300

333-15387	MIDAMERICAN ENERGY COMPANY	42-1425214
(An Iowa Corporation)
666 Grand Ave., Suite 500
Des Moines, Iowa 50309-2580
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
Yes ☐ No ☒

All of the member’s equity of MidAmerican Funding, LLC is held by its parent company, MidAmerican Energy Holdings Company, as of February 15, 2007.

All common stock of MidAmerican Energy Company is held by its parent company, MHC Inc., which is a direct, wholly owned subsidiary of MidAmerican Funding, LLC. As of February 15, 2007, 70,980,203 shares of MidAmerican Energy Company common stock, without par value, were outstanding.

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

PART I

Item 1.     Business

MidAmerican Funding, LLC (“MidAmerican Funding”), which was formed on March 12, 1999, is an Iowa limited liability company whose sole member is MidAmerican Energy Holdings Company (“MidAmerican Energy Holdings”). MidAmerican Funding owns all of the outstanding common stock of MHC Inc. (“MHC”), which owns all of the common stock of MidAmerican Energy Company (“MidAmerican Energy”); InterCoast Capital Company (“InterCoast Capital”); Midwest Capital Group, Inc. (“Midwest Capital”); MidAmerican Services Company (“MidAmerican Services”); and MEC Construction Services Co. (“MEC Construction”). MidAmerican Energy is a public utility company headquartered in Des Moines, Iowa, and incorporated in the state of Iowa. MHC, MidAmerican Funding and MidAmerican Energy Holdings are holding companies headquartered in Des Moines, Iowa.

On February 9, 2006, following the effective date of the repeal of the Public Utility Holding Company Act of 1935, Berkshire Hathaway Inc. converted its 41.3 million shares of MidAmerican Energy Holdings’ no par zero-coupon convertible preferred stock into an equal number of shares of MidAmerican Energy Holdings’ common stock. Presently, Berkshire Hathaway Inc. owns 87.8% of the common stock of MidAmerican Energy Holdings and consolidates MidAmerican Energy Holdings in its financial statements as a majority-owned subsidiary. Following the conversion, Walter Scott, Jr., David L. Sokol and Gregory E. Abel are the minority owners of MidAmerican Energy Holdings.

On March 1, 2006, MidAmerican Energy Holdings and Berkshire Hathaway entered into an Equity Commitment Agreement pursuant to which Berkshire Hathaway has agreed to purchase up to $3.5 billion of common equity of MidAmerican Energy Holdings upon any requests authorized from time to time by the Board of Directors of MidAmerican Energy Holdings. The proceeds of any such equity contribution may only be used by MidAmerican Energy Holdings for the purpose of (i) paying when due its debt obligations and (ii) funding the general corporate purposes and capital requirements of its regulated subsidiaries, including MidAmerican Energy. Berkshire Hathaway will have up to 180 days to fund such request. MidAmerican Energy has no right to make or to cause MidAmerican Energy Holdings to make any equity contribution requests. The Berkshire Hathaway equity commitment will expire on February 28, 2011.

FORWARD-LOOKING STATEMENTS

This report contains statements that do not directly or exclusively relate to historical facts. These statements are ‘‘forward-looking statements’’ within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can typically be identified by the use of forward-looking words, such as ‘‘may,’’ ‘‘could,’’ ‘‘project,’’ ‘‘believe,’’ ‘‘anticipate,’’ ‘‘expect,’’ ‘‘estimate,’’ ‘‘continue,’’ “intend” ‘‘potential,’’ ‘‘plan,’’ ‘‘forecast,’’ and similar terms. These statements are based upon MidAmerican Funding’s and/or MidAmerican Energy’s current intentions, assumptions, expectations and beliefs and are subject to risks, uncertainties and other important factors. Many of these factors are outside the control of MidAmerican Funding or MidAmerican Energy and could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include, among others:

•	general economic and business conditions in the United States as a whole and in the midwestern United States and MidAmerican Energy’s service territory in particular;

•	the financial condition and creditworthiness of their significant customers and suppliers;

•	governmental, statutory, legislative, regulatory or administrative initiatives, proceedings or decisions, including those relating to the Energy Policy Act of 2005;

•	weather effects on sales and revenues;

•	changes in expected customer growth or usage of electricity or gas;

•	economic or industry trends that could impact electricity or gas usage;

•	increased competition in the power generation, electric or gas industries;

•	fuel, fuel transportation and power costs and availability;

•	changes in business strategy, development plans or customer or vendor relationships;

•	availability, term and deployment of capital;

•	availability of qualified personnel;

•	unscheduled generation outages or repairs;

•	risks relating to nuclear generation;

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

MIDAMERICAN FUNDING AND MHC

Both MidAmerican Funding and MHC are holding companies. MidAmerican Funding conducts no business other than activities related to its debt securities and the ownership of MHC. MHC conducts no business other than the ownership of its subsidiaries. MHC’s interests include 100% of the common stock of MidAmerican Energy, InterCoast Capital, Midwest Capital, MidAmerican Services and MEC Construction. MidAmerican Energy, which accounts for the predominant part of MHC’s assets and earnings, is primarily engaged in the business of generating, transmitting, distributing and selling electricity and in distributing, selling and transporting natural gas. Substantially all of MidAmerican Funding’s consolidated operating revenues are from MidAmerican Energy. Financial information on MidAmerican Funding’s segments of business is included in Note (18) of Notes to Consolidated Financial Statements in Item 8.

As of December 31, 2006, MidAmerican Funding and its subsidiaries had 3,694 employees.

MIDAMERICAN ENERGY

MidAmerican Energy is a public utility company headquartered in Iowa with $6.5 billion of assets as of December 31, 2006, and operating revenues for 2006 totaling $3.4 billion. MidAmerican Energy is principally engaged in the business of generating, transmitting, distributing and selling electricity and in distributing, selling and transporting natural gas. MidAmerican Energy distributes electricity at retail in Council Bluffs, Des Moines, Fort Dodge, Iowa City, Sioux City and Waterloo, Iowa; the Quad Cities (Davenport and Bettendorf, Iowa and Rock Island, Moline and East Moline, Illinois); and a number of adjacent communities and areas. It also distributes natural gas at retail in Cedar Rapids, Des Moines, Fort Dodge, Iowa City, Sioux City and Waterloo, Iowa; the Quad Cities; Sioux Falls, South Dakota; and a number of adjacent communities and areas. Additionally, MidAmerican Energy transports natural gas through its distribution system for a number of end-use customers who have independently secured their supply of natural gas. As of December 31, 2006, MidAmerican Energy had approximately 714,000 regulated retail electric customers and 696,000 regulated retail and transportation natural gas customers.

In addition to retail sales and natural gas transportation, MidAmerican Energy sells electric energy and natural gas to other utilities, marketers and municipalities. These sales are referred to as wholesale sales.

MidAmerican Energy’s regulated electric and gas operations are conducted under franchise agreements, certificates, permits and licenses obtained from state and local authorities. The franchise agreements, with various expiration dates, are typically for 25-year terms.

MidAmerican Energy has a diverse customer base consisting of residential, agricultural, and a variety of commercial and industrial customer groups. Some of the larger industrial groups served by MidAmerican Energy include the processing and sales of food products; the manufacturing, processing and fabrication of primary metals; farm and other non-electrical machinery; real estate; and cement and gypsum products.

MidAmerican Energy also conducts a number of nonregulated business activities. Refer to the “Nonregulated Operations” section later in Item 1 for further discussion.

Financial information on MidAmerican Energy’s segments of business is included in Note (18) of Notes to Consolidated Financial Statements in Item 8.

For the years ended December 31, MidAmerican Energy derived its gross operating revenues from the following business activities.

	Gross Operating Revenues
	By Business Activity
	2006	2005	2004

Regulated electric	51.6%	47.9%	52.7%
Regulated gas	32.2	41.8	37.5
Nonregulated	16.2	10.3	9.8
	100.0%	100.0%	100.0%

As of December 31, 2006, MidAmerican Energy had 3,694 employees, of which 1,781 were covered by union contracts. MidAmerican Energy has five separate contracts with locals of the International Brotherhood of Electrical Workers (“IBEW”), the United Association of Plumbers and Pipefitters and the United Paper Workers International Union. One contract with IBEW locals 109 and 499 expires April 30, 2009, and covers 1,699 employee members.

Regulated Electric Operations

The following tables present historical regulated electric sales data related to customer class and jurisdictions.

	Total Regulated Electric Sales
	By Customer Class
	2006	2005	2004

Residential	18.6%	21.3%	19.6%
Small general service (1)	13.1	15.0	14.5
Large general service (2)	27.6	27.9	26.7
Wholesale (3)	36.0	30.5	34.2
Other	4.7	5.3	5.0
	100.0%	100.0%	100.0%

(1)	Small general service generally includes commercial and industrial customers with a demand of 200 kilowatts or less.
(2)	Large general service generally includes commercial and industrial customers with a demand of more than 200 kilowatts.
(3)	Wholesale generally includes other utilities, marketers and municipalities to whom electric energy is sold at wholesale for resale to ultimate customers.

	Regulated Retail Electric Sales By State
	2006	2005	2004

Iowa	89.5%	89.0%	88.7%
Illinois	9.5	10.1	10.3
South Dakota	1.0	0.9	1.0
	100.0%	100.0%	100.0%

There are seasonal variations in MidAmerican Energy’s electric business that are principally related to the use of electricity for air conditioning. In general, 35-40% of MidAmerican Energy’s regulated electric revenues are reported in the months of June, July, August and September.

The annual hourly peak demand on MidAmerican Energy’s electric system usually occurs as a result of air conditioning use during the cooling season. On July 31, 2006, retail customer usage of electricity caused a new record hourly peak demand of 4,136 megawatts (“MW”) on MidAmerican Energy’s electric system, an increase of 137 MW from the previous record set in 2005.

MidAmerican Energy’s total accredited net generating capability in the summer of 2006 was 5,032 MW, including 354 MW of net capacity purchases and sales. Accredited net generating capability represents the amount of generation available to meet the requirements on MidAmerican Energy’s system and consists of MidAmerican Energy-owned generation and the net amount of capacity purchases and sales. Accredited capacity may vary from the nameplate, or design, capacity ratings, particularly for wind turbines whose output is dependent upon wind levels at any given time. Additionally, the actual amount of generating capacity available at any time may be less than the accredited capacity due to regulatory restrictions, transmission constraints, fuel restrictions and generating units being temporarily out of service for inspection, maintenance, refueling, modifications or other reasons.

The following table details information related to MidAmerican Energy’s electric generating facilities for summer 2006 accreditation.

				Facility Net
		Energy	Year	Capacity	Net MW
Generating Facility	Location	Source	Installed	(MW)(1)	Owned (1)
COAL:
Council Bluffs Unit No. 1	Council Bluffs, IA	Coal	1954	45	45
Council Bluffs Unit No. 2	Council Bluffs, IA	Coal	1958	88	88
Council Bluffs Unit No. 3	Council Bluffs, IA	Coal	1978	690	546
Neal Unit No. 1	Sergeant Bluff, IA	Coal	1964	135	135
Neal Unit No. 2	Sergeant Bluff, IA	Coal	1972	300	300
Neal Unit No. 3	Sergeant Bluff, IA	Coal	1975	515	371
Neal Unit No. 4	Salix, IA	Coal	1979	632	256
Louisa	Muscatine, IA	Coal	1983	700	616
Ottumwa	Ottumwa, IA	Coal	1981	672	349
Riverside Unit No. 3	Bettendorf, IA	Coal	1925	4	4
Riverside Unit No. 5	Bettendorf, IA	Coal	1961	130	130
				3,911	2,840
NATURAL GAS AND OTHER:
Greater Des Moines	Pleasant Hill, IA	Gas	2003-04	491	491
Coralville	Coralville, IA	Gas	1970	64	64
Electrifarm	Waterloo, IA	Gas/Oil	1975-78	200	200
Moline	Moline, IL	Gas	1970	64	64
Parr	Charles City, IA	Gas	1969	32	32
Pleasant Hill	Pleasant Hill, IA	Gas/Oil	1990-94	163	163
River Hills	Des Moines, IA	Gas	1966-67	120	120
Sycamore	Johnston, IA	Gas/Oil	1974	149	149
28 portable power modules	Various	Oil	2000	56	56
				1,339	1,339
NUCLEAR:
Quad Cities Unit No. 1	Cordova, IL	Uranium	1972	872	218
Quad Cities Unit No. 2	Cordova, IL	Uranium	1972	876	219
				1,748	437
WIND(2):
Intrepid	Schaller, IA	Wind	2004-05	32	32
Century	Blairsburg, IA	Wind	2005	27	27
Victory	Westside, IA	Wind	2006	-	-
				59	59
HYDROELECTRIC:
Moline Unit Nos. 1-4	Moline, IL	Mississippi River	1941	3	3
ACCREDITED GENERATING CAPACITY				7,060	4,678
WIND INCREMENTAL CAPACITY (3):
Intrepid				144	144
Century				158	158
Victory				99	99
				401	401
				7,461	5,079

(1)
Facility Net Capacity (MW) represents total plant accredited net generating capacity from the summer of 2006 based on MidAmerican Energy’s accreditation approved by the Mid-Continent Area Power Pool. Actual MW may vary depending on operating conditions and plant design. Net MW Owned indicates MidAmerican Energy’s ownership of Facility Net Capacity.

(2)
MidAmerican Energy owned 459.5 MW (nameplate, or design capacity, ratings) of wind-powered generation as of December 31, 2006. The 59 MW of accredited capacity for these facilities in the table is considerably less than the nameplate rating due to the varying nature of wind and to the fact that the Victory wind-powered generation facilities were placed in service after the 2006 summer accreditation.

(3)	The wind incremental capacity represents the difference between the summer 2006 accreditation of the facilities and the nameplate ratings.

On April 18, 2006, the Iowa Utilities Board (“IUB”) approved a settlement agreement between MidAmerican Energy and the Iowa Office of Consumer Advocate (“OCA”) regarding ratemaking principles for up to 545 MW (nameplate ratings) of wind-powered generation capacity in Iowa to be installed in 2006 and 2007. In the fourth quarter of 2006, MidAmerican Energy placed in service 99 MW (nameplate ratings) of wind-powered generation at its Victory wind site, and in June 2006, MidAmerican Energy entered into agreements to add an additional 123 MW (nameplate ratings) of wind-powered generation by the end of 2007. MidAmerican Energy continues to pursue additional cost effective wind-powered generation.

MidAmerican Energy is currently constructing Council Bluffs Energy Center Unit No. 4 (“CBEC Unit 4”), a 790-MW (based on expected accreditation) super-critical-temperature, coal-fired generating plant. MidAmerican Energy will operate the plant and hold an undivided ownership interest as a tenant in common with the other owners of the plant. MidAmerican Energy’s current ownership interest is 60.67%, equating to 479 MW of output. Municipal, cooperative and public power utilities own the remainder, which is a typical ownership arrangement for large base-load plants in Iowa. The plant will provide service to regulated retail electricity customers. Wholesale sales may also be made from the plant to the extent the power is not immediately needed for regulated retail service. MidAmerican Energy has obtained regulatory approval to include the Iowa portion of the actual cost of CBEC Unit 4 in its Iowa rate base as long as the actual cost does not exceed the agreed cap that MidAmerican Energy has deemed to be reasonable. If the cap is exceeded, MidAmerican Energy has the right to demonstrate the prudence of the expenditures above the cap, subject to regulatory review. MidAmerican Energy expects to invest approximately $870 million in CBEC Unit 4, including transmission facilities and approximately $64 million of non-cash allowance for equity funds used during construction. Through December 31, 2006, MidAmerican Energy has invested $785.9 million in the plant, including $121.3 million for MidAmerican Energy’s share of deferred payments allowed by the construction contract and $49.2 million of non-cash allowance for equity funds used during construction.

MidAmerican Energy is interconnected with utilities in Iowa and neighboring states. MidAmerican Energy is also a party to an electric generation reserve sharing pool and regional transmission group administered by the Mid-Continent Area Power Pool (“MAPP”). The MAPP is a voluntary association of electric utilities doing business in Minnesota, Nebraska, North Dakota and the Canadian provinces of Saskatchewan and Manitoba and portions of Iowa, Montana, South Dakota and Wisconsin. Its membership also includes power marketers, regulatory agencies and independent power producers. The MAPP performs functions including administration of its short-term regional Open-Access Transmission Tariff, coordination of regional planning and operations, and operation of the generation reserve sharing pool.

Each MAPP generation reserve participant is required to maintain for emergency purposes a net generating capability reserve, including net capacity purchases and sales, of at least 15% above its system peak demand for each month. MidAmerican Energy’s reserve margin at peak demand for 2006 was approximately 22%. MidAmerican Energy believes it has adequate electric capacity reserve through 2009, including capacity provided by the generating projects discussed above. However, significantly higher-than-normal temperatures during the cooling season could cause MidAmerican Energy’s reserve to fall below the 15% minimum. If MidAmerican Energy fails to maintain the required minimum reserve, significant penalties could be contractually imposed by the MAPP.

MidAmerican Energy can transact with a substantial number of parties through its participation in MAPP and through its direct interconnections to the Midwest ISO, Southwest Power Pool and PJM Regional Transmission Organizations (RTOs) and several other major transmission-owning utilities in the region. Under normal operating conditions, MidAmerican Energy’s transmission system has adequate capacity to deliver energy to MidAmerican Energy’s distribution system and to export and import energy with other interconnected systems.

Energy Supply for Electric Operations

MidAmerican Energy’s total energy supplied to retail and wholesale electric customers was from the following sources:

	2006	2005	2004

MidAmerican Energy - owned generation	72.1%	78.9%	76.5%
Energy purchased under long-term contracts	7.2	7.9	12.6
Energy purchased - other	20.7	13.2	10.9
	100.0%	100.0%	100.0%

Sources of fuel for energy supplied by MidAmerican Energy-owned electric generation were as follows for the years ended December 31:

	2006	2005	2004

Coal	76.8%	79.3%	84.2%
Nuclear	14.5	14.7	14.8
Wind	4.9	2.7	-
Gas	3.7	3.2	0.9
Oil/Hydro	0.1	0.1	0.1
	100.0%	100.0%	100.0%

MidAmerican Energy is exposed to fluctuations in energy costs relating to retail sales in Iowa as it does not have an energy adjustment clause. Under its Illinois electric tariffs through December 31, 2006, and its current South Dakota electric tariffs, MidAmerican Energy is allowed to recover fluctuations in the cost of all fuels and purchased energy used for retail electric generation through a fuel cost adjustment clause. In November 2006, the Illinois Commerce Commission (“ICC”) approved a proposal to eliminate MidAmerican Energy’s monthly Illinois fuel adjustment clause. Base rates have been adjusted to include recoveries at average 2004/2005 cost levels beginning January 1, 2007. The elimination of the fuel adjustment clause exposes MidAmerican Energy to monthly market price changes for fuel and purchased power costs in Illinois, with rate case approval required for any base rate changes. MidAmerican Energy may not petition for reinstatement of the Illinois fuel adjustment clause until November 2011.

All of the coal-fired generating stations operated by MidAmerican Energy are fueled by low-sulfur, western coal from the Powder River Basin. MidAmerican Energy’s coal supply portfolio includes multiple suppliers and mines under short-term and multi-year agreements of varying quantities. MidAmerican Energy’s coal supply portfolio has 100% of its expected 2007 requirements under fixed-price contracts. MidAmerican Energy regularly monitors the western coal market looking for opportunities to enhance its coal supply portfolio. Well-publicized operational delays in rail transportation out of the Powder River Basin during 2005 and 2006 have resulted in the reduction of coal inventories below targeted ranges. MidAmerican Energy believes the transportation issues have largely been resolved and that its coal inventories will be restored to their target ranges during 2007. Additional information regarding MidAmerican Energy’s coal supply contracts is included in Note (15) of Notes to Consolidated Financial Statements in Item 8.

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

Approximately one-third of the nuclear fuel assemblies in the core at Quad Cities Station Units 1 and 2 are replaced every 24 months. MidAmerican Energy has been advised by Exelon Generation that all of its uranium requirements for Quad Cities Station through 2009 and part of the requirements through 2015 can be met under existing supplies or commitments. Additionally, under existing supplies and commitments, uranium conversion requirements can be met through 2009 and part of 2010 and enrichment requirements can be met through 2011. Commitments for fuel fabrication have been obtained for the next four reloads, or eight years. MidAmerican Energy has been advised by Exelon Generation that it does not anticipate it will have difficulty in contracting for uranium, conversion, enrichment or fabrication of nuclear fuel needed to operate Quad Cities Station.

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

MidAmerican Energy sells natural gas and transportation services to end-use customers and natural gas to other utilities, marketers and municipalities. MidAmerican Energy also transports through its distribution system natural gas purchased independently by a number of end-use customers. During 2006, 47.2% of total gas delivered through MidAmerican Energy’s system for end-use customers was under gas transportation service.

There are seasonal variations in MidAmerican Energy’s gas business that are principally due to the use of natural gas for heating. In general, 45-55% of MidAmerican Energy’s regulated gas revenues are reported in the months of January, February, March, and December.

The following tables present historical regulated gas sales data, excluding transportation throughput, related to customer class and jurisdictions.

	Total Regulated Gas Sales
	By Customer Class
	2006	2005	2004

Residential	37.2%	37.5%	40.0%
Small general service (1)	18.1	18.2	19.8
Large general service (1)	3.6	4.1	2.2
Wholesale (2)	41.1	40.2	38.0
	100.0%	100.0%	100.0%

(1)
Small and large general service customers are classified primarily based on the nature of their business and gas usage. Small general service customers are business customers whose gas usage is principally for heating. Large general service customers are business customers whose principal gas usage is for their manufacturing processes.

(2)	Wholesale generally includes other utilities, marketers and municipalities to whom natural gas is sold at wholesale for eventual resale to end-use customers.

	Regulated Retail Gas Sales By State
	2006	2005	2004

Iowa	77.3%	77.4%	77.7%
South Dakota	12.0	11.7	11.5
Illinois	9.8	10.0	9.9
Nebraska	0.9	0.9	0.9
	100.0%	100.0%	100.0%

Fuel Supply and Capacity

MidAmerican Energy purchases gas supplies from producers and third party marketers. To enhance system reliability, a geographically diverse supply portfolio with varying terms and contract conditions is utilized for the gas supplies. MidAmerican Energy attempts to optimize the value of its regulated assets by engaging in wholesale transactions. IUB and South Dakota Public Utilities Commission (“SDPUC”) rulings have allowed MidAmerican Energy to retain 50% of the respective jurisdictional margins earned on wholesales sales of natural gas, with the remaining 50% being returned to customers through the purchased gas adjustment clauses discussed below.

MidAmerican Energy has rights to firm pipeline capacity to transport gas to its service territory through direct interconnects to the pipeline systems of Northern Natural Gas Company (an affiliate company), Natural Gas Pipeline Company of America, Northern Border Pipeline Company and ANR Pipeline Company. At times, the capacity available through MidAmerican Energy’s firm capacity portfolio may exceed the demand on MidAmerican Energy’s distribution system. Firm capacity in excess of MidAmerican Energy’s system needs can be released to other companies to achieve optimum use of the available capacity. Past IUB and SDPUC rulings have allowed MidAmerican Energy to retain 30% of the respective jurisdictional margins earned on the released capacity, with the remaining 70% being returned to customers through the purchased gas adjustment clauses.

MidAmerican Energy is allowed to recover its cost of gas from all of its regulated gas customers through purchased gas adjustment clauses. Accordingly, as long as MidAmerican Energy is prudent in its procurement practices, MidAmerican Energy’s regulated gas customers retain the risk associated with the market price of gas. MidAmerican Energy uses several strategies designed to reduce the market price risk for its gas customers, including the use of storage gas and peak shaving facilities, sharing arrangements to share savings and costs with customers, and short-term and long-term financial and physical gas purchase agreements.

MidAmerican Energy utilizes leased gas storage to meet peak day requirements and to manage the daily changes in demand due to changes in weather. The storage gas is typically replaced during off-peak months when the demand for gas is historically lower than during the heating season. In addition, MidAmerican Energy also utilizes three liquefied natural gas plants and two propane-air plants to meet peak day demands in the winter. The storage and peak shaving facilities reduce MidAmerican Energy’s dependence on gas purchases during the volatile winter heating season. MidAmerican Energy can deliver approximately 50% of its design day sales requirements from its storage and peak shaving supply sources.

In 1995, the IUB gave initial approval of MidAmerican Energy’s Incentive Gas Supply Procurement Program. In December 2006, the IUB extended the program through October 31, 2010. Under the program, as amended, MidAmerican Energy is required to file with the IUB every six months a comparison of its gas procurement costs to a reference price. If MidAmerican Energy’s cost of gas for the period is less or greater than an established tolerance band around the reference price, then MidAmerican Energy shares a portion of the savings or costs with customers. A similar program is currently in effect in South Dakota through October 31, 2010. Since the implementation of the program, MidAmerican Energy has successfully achieved and shared savings with its natural gas customers. Refer to the “Nonregulated Operations” section for additional information.

On February 2, 1996, MidAmerican Energy had its highest peak-day delivery of 1,143,026 decatherms (“Dths”). This peak-day delivery consisted of approximately 88% traditional sales service and 12% transportation service of customer-owned gas. As of March 1, 2007, MidAmerican Energy’s 2006/2007 winter heating season peak-day delivery of 1,071,380 Dths was reached on February 5, 2007. This peak-day delivery included 68% traditional sales service and 32% transportation service.

The supply sources utilized by MidAmerican Energy to meet its 2006/2007 winter heating season peak-day deliveries to its traditional sales service customers were:

	Thousands	Percent
	of	of
	Dths	Total

Leased storage and peak shaving plants	253.0	34.9%
Firm supply	471.9	65.1
	724.9	100.0%

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

NONREGULATED OPERATIONS

MidAmerican Energy’s nonregulated operations include a variety of activities outside of the traditional regulated electric and gas services, including electric and gas sales and income-sharing arrangements.

Nonregulated electric includes nonregulated retail and wholesale operations. MidAmerican Energy’s nonregulated retail electric marketing services provide electric supply services to retail customers in Illinois, Ohio, Michigan and Maryland. Nonregulated wholesale operations buy from, and sell to, other utilities and marketers.

MidAmerican Energy’s nonregulated gas marketing services operate in Iowa, Illinois, Michigan, and South Dakota. MidAmerican Energy purchases gas from producers and third party marketers and sells it directly to large commercial end-users. In addition, MidAmerican Energy manages gas supplies for a number of smaller commercial end-users, which includes the sale of gas to these customers to meet their supply requirements.

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

Regulation

General Utility Regulation

MidAmerican Energy is a public utility within the meaning of the Federal Power Act and a natural gas company within the meaning of the Natural Gas Act. Therefore, it is subject to regulation by the Federal Energy Regulatory Commission (“FERC”) in regard to numerous activities, including accounting policies and practices, electricity wholesale rates, the establishment and regulation of electric interconnections and transmission services, the acquisition and disposition of utility assets and securities over threshold amounts and replacement of certain gas utility property.

MidAmerican Energy is regulated by the IUB as to retail rates, services, construction of utility property and in other respects as provided by the laws of Iowa. MidAmerican Energy is regulated by the Illinois Commerce Commission (“ICC”) as to bundled retail rates, unbundled delivery services, services that have not been declared to be competitive, aspects of competitive gas sales in Illinois, issuance of securities, affiliate transactions, construction, acquisition and sale of utility property, acquisition and sale of securities and in other respects as provided by the laws of Illinois. MidAmerican Energy is also subject to regulation by the SDPUC as to electric and gas retail rates and service as provided by the laws of South Dakota.

Rate Regulation

Under a series of electric settlement agreements between MidAmerican Energy, the Iowa Office of Consumer Advocate (“OCA”) and other intervenors approved by the IUB in 2001, 2003, 2005 and 2006, MidAmerican Energy has agreed not to seek a general increase in electric base rates to become effective prior to January 1, 2013, unless its Iowa jurisdictional electric return on equity in any year falls below 10%. Prior to filing for a general increase in electric rates, MidAmerican Energy is required to conduct 30 days of good faith negotiations with the signatories to the settlement agreements to attempt to avoid a general increase in rates. As a party to the settlement agreements, the OCA has agreed not to seek any decrease in MidAmerican Energy’s Iowa electric base rates prior to January 1, 2013. The settlement agreements specifically allow the IUB to approve or order electric rate design or cost of service rate changes that could result in changes to rates for specific customers as long as such changes do not result in an overall increase in revenues for MidAmerican Energy. Additionally, under the incentive regulation aspects of the settlements, earnings exceeding a return on equity of 11.75% are shared with customers. See Note (14) of Notes to Consolidated Financial Statements in Item 8 for additional discussion of these settlements.

Under Iowa law, there are two options for temporary collection of higher rates following the filing of a request for a rate increase. Collection can begin, subject to refund, either (1) within 10 days of filing, without IUB review, or (2) 90 days after filing, with approval by the IUB. Under the 10-day option, Iowa law provides that if the utility is later required to make refunds, the refunds may be based on overpayments made by each customer class, group or rate zone of the difference between final rates and the rates that would have been collected if temporary rates had been based upon prior regulatory principles. Under the 90-day option, Iowa law provides that the IUB shall prescribe the manner of refunding the difference between final rates and the rates based on prior ratemaking principles and a rate of return on common equity previously approved by the IUB. In either case, if the IUB has not issued a final order within ten months after the filing date, the temporary rates become final and any difference between the requested rate increase and the temporary rates may then be collected subject to refund until receipt of a final order. Exceptions to the ten-month limitation provide for extensions due to a utility’s lack of due diligence in the rate proceeding, judicial appeals and situations involving new generating units being placed in service. MidAmerican Energy’s cost of gas is collected in its Iowa gas rates through the Iowa Uniform Purchased Gas Adjustment Clause, which is updated monthly to reflect changes in actual costs.

South Dakota law authorizes the SDPUC to suspend new rates for up to six months during the pendency of rate proceedings; however, the rates are permitted to be implemented after six months subject to refund pending a final order in the proceeding.

Under Illinois law, new rates may become effective 45 days after filing with the ICC, or on such earlier date as the ICC may approve, subject to its authority to suspend the proposed new rates, subject to hearing, for a period not to exceed approximately eleven months after filing. MidAmerican Energy’s cost of gas is reflected in its Illinois gas rates through the Illinois Uniform Purchased Gas Adjustment Clause. The adjustment clause is updated on a monthly basis to reflect changes in actual costs.

In December 1997, Illinois enacted a law to restructure Illinois’ electric utility industry. The law changed how and what electric services are regulated by the ICC and transitioned portions of the traditional electric services to a competitive environment. Electric base rates in Illinois were generally frozen until January 1, 2007, but are now subject to cost-based ratemaking.

The FERC regulates MidAmerican Energy’s rates charged to wholesale customers for electricity and transmission services. Most of MidAmerican Energy’s electric wholesale sales and purchases take place under market-based pricing allowed by the FERC and are therefore subject to market volatility. A December 2006 decision of the United States Court of Appeals for the Ninth Circuit changed the interpretation of the relevant standard which the FERC should apply when reviewing wholesale contracts for electricity or capacity. The decision raises some concerns regarding the finality of contract prices, particularly from the sellers’ side of the transactions. Parties to this proceeding are seeking review before the U.S. Supreme Court. Whether the U.S. Supreme Court will hear the case or the outcome of its ruling should it decide to consider the matter, cannot be predicted at this time. All sellers subject to the FERC’s jurisdiction, including MidAmerican Energy, are currently subject to increased risk as a result of this decision.

The FERC conducts a triennial review of MidAmerican Energy’s market-based pricing authority. Margins earned on wholesale sales have historically been included as a component of retail cost of service upon which retail rates are based.

On August 30, 2006, a third party vendor commenced operations as MidAmerican Energy’s transmission service coordinator (“TSC”). The TSC is the administrator of various MidAmerican Energy Open Access Transmission Tariff (“OATT”) functions for transmission service. The FERC approved MidAmerican Energy’s TSC agreement and selection of a third party vendor. Under the contract, the vendor provides its tariff administration and planning services for a three-year term. MidAmerican Energy does not believe that the incremental costs will have a material impact on its financial results.

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

Under the Nuclear Waste Policy Act of 1982 (“NWPA”), the U.S. Department of Energy (“DOE”) is responsible for the selection and development of repositories for, and the permanent disposal of, spent nuclear fuel and high-level radioactive wastes. Exelon Generation, as required by the NWPA, signed a contract with the DOE under which the DOE was to receive spent nuclear fuel and high-level radioactive waste for disposal beginning not later than January 1998. The DOE did not begin receiving spent nuclear fuel on the scheduled date and remains unable to receive such fuel and waste. The earliest the DOE currently is expected to be able to receive such fuel and waste is 2017. The costs to be incurred by the DOE for disposal activities are being financed by fees charged to owners and generators of the waste. In 2004, Exelon Generation reached a settlement with the DOE concerning the DOE’s failure to begin accepting spent nuclear fuel in 1998. As a result, Quad Cities Station has been billing the DOE, and the DOE is obligated to reimburse the station for all station costs incurred due to the DOE’s delay. Exelon Generation has completed construction of an interim spent fuel storage installation (“ISFSI”) at Quad Cities Station to store spent nuclear fuel in dry casks in order to free space in the storage pool. The first pad at the ISFSI is expected to facilitate storage of casks to support operations at Quad Cities Station until at least 2017. The first storage in a dry cask commenced in November 2005. In the 2017 to 2022 timeframe, Exelon Generation plans to add a second pad to the ISFSI to accommodate storage of spent nuclear fuel through the end of operations at Quad Cities Station.

MidAmerican Energy has established trusts for the investment of funds collected for nuclear decommissioning associated with Quad Cities Station. Electric tariffs currently in effect include provisions for annualized collection of estimated decommissioning costs at Quad Cities Station. In Iowa, estimated Quad Cities Station decommissioning costs are reflected in base rates.

Nuclear Insurance -

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

Exelon Generation purchases private market nuclear liability insurance for Quad Cities Station in the maximum available amount of $300 million, which includes coverage for MidAmerican Energy’s ownership. In accordance with the Price-Anderson Amendments Act of 1988, as amended and extended by the Energy Policy Act of 2005, excess liability protection above that amount is provided by a mandatory industry-wide Secondary Financial Protection program under which the licensees of nuclear generating facilities could be assessed for liability incurred due to a serious nuclear incident at any commercial nuclear reactor in the United States. Currently, MidAmerican Energy’s aggregate maximum potential share of an assessment for Quad Cities Station is approximately $50.3 million per incident, payable in installments not to exceed $7.5 million annually.

The property insurance covers property damage, stabilization and decontamination of the facility, disposal of the decontaminated material and premature decommissioning arising out of a covered loss. For Quad Cities Station, Exelon Generation purchases primary and excess property insurance protection for the combined interests in Quad Cities Station, with coverage limits totaling $2.1 billion. MidAmerican Energy also directly purchases extra expense coverage for its share of replacement power and other extra expenses in the event of a covered accidental outage at Quad Cities Station. The property and related coverages purchased directly by MidAmerican Energy and by Exelon Generation, which includes the interests of MidAmerican Energy, are underwritten by an industry mutual insurance company and contain provisions for retrospective premium assessments should two or more full policy-limit losses occur in one policy year. Currently, the maximum retrospective amounts that could be assessed against MidAmerican Energy from industry mutual policies for its obligations associated with Quad Cities Station total $9.5 million.

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

Environmental laws and regulations currently have, and future modifications may have, the effect of (i) increasing the lead time for the construction of new facilities, (ii) significantly increasing the total cost of new facilities, (iii) requiring modification of MidAmerican Energy’s existing facilities, (iv) increasing the risk of delay on construction projects, (v) increasing MidAmerican Energy’s cost of waste disposal, and (vi) reducing the reliability of service provided by MidAmerican Energy and the amount of energy available from MidAmerican Energy’s facilities. Any of these items could have a substantial impact on amounts required to be expended by MidAmerican Energy in the future.

Air Quality -

MidAmerican Energy has five jointly owned, and six wholly owned, coal-fired generating units, which represented 56.4% of MidAmerican Energy’s accredited net generating capability for summer 2006 and the source of 76.8% of the electric energy generated in 2006. MidAmerican Energy’s generating facilities are subject to applicable provisions of the Clean Air Act and related air quality standards promulgated by the U.S. Environmental Protection Agency (“EPA”). The Clean Air Act provides the framework for protecting and improving the nation’s air quality, and controlling mobile and stationary sources of air emissions. MidAmerican Energy believes it is in material compliance with current air quality requirements.

The EPA implements national ambient air quality standards for ozone and fine particulate matter, as well as for other criteria pollutants that set the minimum level of air quality for the United States. Areas that achieve the standards, as determined by ambient air quality monitoring, are characterized as being in attainment while those that fail to meet the standards are designated as being nonattainment areas. Generally, sources of emissions in a nonattainment area are required to make emissions reductions. The EPA has determined that the entire state of Iowa, where MidAmerican Energy’s major emission sources are located, is in attainment of the ambient air quality standards. A new, more stringent standard for fine particulate matter became effective on December 18, 2006, but is under legal challenge in the United States Court of Appeals for the District of Columbia Circuit. Air quality modeling and preliminary air quality monitoring data indicate that portions of the states in which MidAmerican Energy has major emission sources may not meet the new standards. Until three years of data are collected and attainment designations under the new fine particulate standard are made, the impact of these new standards on MidAmerican Energy will not be known.

In March 2005, the EPA released the final Clean Air Mercury Rule (“CAMR”), a two-phase program that utilizes a market-based cap and trade mechanism to reduce mercury emissions from coal-burning power plants from the 1999 nationwide level of 48 tons to 15 tons. The program requires initial reductions of mercury emission in 2010 and an overall reduction in mercury emissions from coal-burning power plants of 70% by 2018. Individual states are required to implement the CAMR or alternative requirements to achieve equivalent or greater mercury emission reductions through their state implementation plans.

In March 2005, the EPA released the final Clean Air Interstate Rule (“CAIR”), calling for reductions of sulfur dioxide (“SO2”) and nitrogen oxides (“NOx”) emissions in the eastern United States through, at each state’s option, a market-based cap and trade system, emission reductions, or both. The state of Iowa has has adopted rules implementing the market-based cap and trade system. While the state of Iowa has been determined to be in attainment of the ozone and fine particulate standards, Iowa has been found to significantly contribute to nonattainment of the fine particulate standard in Cook County, Illinois; Lake County, Indiana; Madison County, Illinois; St. Clair County, Illinois; and Marion County, Indiana. The EPA has also concluded that emissions from Iowa significantly contribute to ozone nonattainment in Kenosha and Sheboygan counties in Wisconsin and Macomb County, Michigan. Under the CAIR, the first phase of NOx emissions reductions are effective January 1, 2009, and the first phase of SO2 emissions reductions are effective on January 1, 2010. For both NOx and SO2, the second-phase reductions are effective January 1, 2015 The CAIR requires overall reductions by 2015 of SO2 and NOx in Iowa of 68% and 67%, respectively, from 2003 levels.

The CAMR or the CAIR could, in whole or in part, be superseded or made more stringent by current or future regulatory and legislative proposals at the federal or state levels that would result in significant reductions of SO2, NOX and mercury, as well as carbon dioxide and other gases that may affect global climate change. In addition to any federal legislation that could be enacted, the CAMR and the CAIR, the rules could be changed or overturned as a result of litigation. The sufficiency of the standards established by both the CAMR and the CAIR has been legally challenged in the United States District Court of Appeals for the District of Columbia Circuit.

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

MidAmerican Energy has implemented a planning process that forecasts the site-specific controls and actions that may be required to meet emissions reductions as promulgated by the EPA. In accordance with an Iowa law passed in 2001, MidAmerican Energy has on file with the IUB its current multi-year plan and budget for managing SO2, NOX and mercury from its generating facilities in a cost-effective manner. The plan, which is required to be updated every two years, provides specific actions to be taken at each coal-fired generating facility and the related costs and timing for each action.

Under existing New Source Review (“NSR”) provisions of the Clean Air Act, any facility that emits regulated pollutants is required to obtain a permit from the EPA or a state regulatory agency prior to (1) beginning construction of a new major stationary source of an NSR-regulated pollutant or (2) making a physical or operational change to an existing stationary source of such pollutants that increases certain levels of emissions, unless the changes are exempt under the regulations (including routine maintenance, repair and replacement of equipment). In general, projects subject to NSR regulations are subject to pre-construction review and permitting under the Prevention of Significant Deterioration (“PSD”) provisions of the Clean Air Act. Under the PSD program, a project that emits threshold levels of regulated pollutants must undergo a Best Available Control Technology analysis and evaluate the most effective emissions controls. These controls must be installed in order to receive a permit. Violations of NSR regulations, which may be alleged by the EPA, states, and environmental groups, among others, potentially subject a utility to material expenses for fines and other sanctions and remedies including requiring installation of enhanced pollution controls and funding supplemental environmental projects.

In 2002 and 2003, the EPA proposed various changes to its NSR rules that clarify what constitutes routine repair, maintenance and replacement for purposes of triggering NSR requirements. These changes have been subject to legal challenge and, until such time as the legal challenges are resolved and the revised rules are effective, MidAmerican Energy will continue to manage projects at its generating plants in accordance with the rules in effect prior to 2002, except for pollution control projects, which are now subject to permitting under the PSD permitting program. In 2005, the EPA proposed a rule that would change or clarify how emission increases are to be calculated for purposes of determining the applicability of the NSR permitting program for existing power plants. The EPA also proposed additional changes to the NSR rules in September 2006 that are intended to simplify the permitting process and allow facilities to undertake activities that improve the safety, reliability and efficiency of plants without triggering NSR. The EPA plans to finalize the rules by May 2007.

As a result of increased attention to climate change in the United States, numerous bills have been introduced in the current session of the United States Congress that would reduce greenhouse gas emissions in the United States. Congressional leadership has made climate change legislation a priority, and many congressional observers expect to see the passage of climate change legislation within the next several years. While debate continues at the national level over the direction of domestic climate policy, several states have developed state-specific or regional legislative initiatives to reduce greenhouse gas emissions. The outcome of federal and state climate change legislation cannot be determined at this time; however, adoption of stringent limits on greenhouse emissions could significantly impact the Company’s fossil-fueled facilities, and, therefore, its financial results.

The EPA’s regulation of certain pollutants under the Clean Air Act, and its failure to regulate other pollutants, is being challenged by various lawsuits brought by both individual state attorney generals and environmental groups. To the extent that these actions may be successful in imposing additional and/or more stringent regulation of emissions on fossil-fueled facilities in general and MidAmerican Energy’s facilities in particular, such actions will likely impact MidAmerican Energy’s fossil-fueled facilities and, therefore, its financial results.

Water Quality -

The Clean Water Act establishes the framework for maintaining and improving water quality in the United States through a program that regulates, among other things, discharges to and withdrawals from waterways. The Clean Water Act requires that cooling water intake structures reflect the “best technology available for minimizing adverse environmental impact” to aquatic organisms. In July 2004, the EPA established significant new national technology-based performance standards for existing electric generating facilities that take in more than 50 million gallons of water a day. These rules are aimed at minimizing the adverse environmental impacts of cooling water intake structures by reducing the number of aquatic organisms lost as a result of water withdrawals. In response to a legal challenge to the rule, in January 2007, the Second Circuit Court of Appeals remanded almost all aspects of the rule to the EPA, leaving companies with cooling water intake structures uncertain regarding compliance with these requirements. Compliance and the potential costs of compliance, therefore, cannot be ascertained until such time as further action is taken by the EPA. In the event that MidAmerican Energy’s existing intake structures require modification or alternative technology is required by new rules, expenditures to comply with these requirements could be significant.

INTERCOAST CAPITAL

InterCoast Capital is a wholly owned nonregulated subsidiary of MHC primarily engaged in investment activities, which it manages through its nonregulated investment subsidiaries. As of December 31, 2006, InterCoast Capital had total assets of $7.2 million.

InterCoast Capital had equity participations in equipment leases totaling $5.7 million and $7.4 million at December 31, 2006 and 2005, respectively. Approximately $5.4 million of the December 31, 2006, investment in equipment leases related to a seven percent undivided interest in an electric generating station leased to a utility located in Arizona. Refer to Note (5) of MidAmerican Funding’s Notes to Consolidated Financial Statements in Item 8 for additional discussion of equipment leases.

In addition, InterCoast Capital and its subsidiaries had direct investments in energy projects and indirect investments, through venture capital funds, in a variety of nonregulated energy production technologies.

MIDWEST CAPITAL

Midwest Capital is a wholly owned nonregulated subsidiary of MHC with total assets of $6.8 million as of December 31, 2006. Midwest Capital’s primary activity is the management of utility service area investments to support economic development. Midwest Capital’s principal interest is a 1,920-acre planned residential and commercial development in southeastern South Dakota. The major construction phase of the planned community is complete, and the marketing phase to sell developed residential and commercial lots is in progress. As of December 31, 2006, 53.0% of the development available for sale had been sold.

Item 1A.     Risk Factors

MidAmerican Energy and MidAmerican Funding are subject to certain risks in their business operations, some of which are described below. These risks should be carefully considered before making an investment decision relating to MidAmerican Energy or MidAmerican Funding. Additional risks and uncertainties not presently known or that are currently deemed immaterial may also impair the business operations of MidAmerican Energy or MidAmerican Funding.

MidAmerican Energy is subject to extensive regulations that affect its operations and costs. These regulations are complex, dynamic and subject to change.

MidAmerican Energy is subject to numerous regulations and laws enforced by regulatory agencies. These regulatory agencies include, among others, the FERC, the EPA, the NRC, the IUB, the ICC and other federal, state and local agencies.

Regulations affect almost every aspect of MidAmerican Energy’s business and limits its ability to independently make and implement management decisions regarding, among other items, business combinations, constructing, acquiring or disposing of operating assets, setting rates charged to customers, establishing capital structures and issuing equity or debt securities, and engaging in transactions between MidAmerican Energy and its affiliates. Regulations are subject to on-going policy initiatives, and MidAmerican Energy cannot predict the future course of changes in regulatory laws, regulations and orders, or the ultimate effect that regulatory changes may have on MidAmerican Energy. However, such changes could materially impact MidAmerican Energy’s financial results. For example, such changes could result in, but are not limited to, increased retail competition within its service territories, new environmental requirements, and the acquisition by a municipality or other quasi-governmental body of its distribution facilities (by negotiation, legislation or condemnation).

Federal and state regulation changes are emerging as the most challenging aspect of managing utility operations. New and expanded regulations imposed by policy makers, court systems, and industry restructuring have provided the most change and challenge in the industry since the start of utility regulation.

The Energy Policy Act of 2005, or the Energy Policy Act, impacts many segments of the energy industry. Congress granted the FERC additional authority in the Energy Policy Act which expanded its regulatory role from a regulatory body to an enforcement agency. To implement the law, the FERC has and will continue to issue new regulations and regulatory decisions addressing electric system reliability, electric transmission expansion and pricing, regulation of utility holding companies, and enforcement authority, including the ability to assess civil penalties of up to $1.0 million per violation per day per infraction for non-compliance. The full impact of those decisions remains uncertain, however, the FERC has recently exercised its enforcement authority by imposing significant civil penalties for violations of its rules and regulations. In addition, as a result of past events affecting electric reliability, the Energy Policy Act requires federal agencies, working together with non-governmental organizations charged with electric reliability responsibilities, to adopt and implement measures designed to ensure the reliability of electric transmission and distribution systems effective June 1, 2007. Under the new regime, a transmission owner’s reliability compliance issues could result in financial penalties. Such measures could impose more comprehensive or stringent requirements on MidAmerican Energy, which would result in increased compliance costs and could adversely affect its financial results.

Recovery of MidAmerican Energy’s costs is subject to regulatory review and approval, and the inability to recover costs may adversely affect MidAmerican Energy’s financial results.

State Rate Proceedings

MidAmerican Energy establishes rates for its regulated retail service through state regulatory proceedings. These proceedings typically involve multiple parties, including government bodies and officials and various consumers of energy, who have differing concerns, but who generally have the common objective of limiting rate increases. Decisions are subject to appeal, potentially leading to additional uncertainty associated with the approval proceedings. Each state sets retail rates based in part upon the state utility commission’s acceptance of an allocated share of total utility costs. When states adopt different methods to calculate inter-jurisdictional cost allocations, some costs may not be incorporated into rates of any state. Ratemaking is also generally done on the basis of estimates of normalized costs, so if a given year’s realized costs are higher than normal, rates will not be sufficient to cover those costs. State commissions also decide the allowed rate of return MidAmerican Energy will be given an opportunity to earn on MidAmerican Energy’s equity investment. They also decide the allowed levels of expense and investment that they deem is just and reasonable in providing service. The state commissions may disallow recovery in rates for any costs that do not meet such standard.

In Iowa, MidAmerican Energy has agreed not to seek a general increase in electric base rates to become effective prior to January 1, 2013, unless its Iowa jurisdictional electric return on equity for any year falls below 10%. MidAmerican Energy expects to continue to make significant capital expenditures to maintain and improve the reliability of its generation, transmission and distribution facilities, to reduce emissions and to support new business and customer growth. As a result, MidAmerican Energy’s financial results may be adversely affected if it is not able to deliver electricity in a cost-efficient manner and is unable to offset inflation and the cost of infrastructure investments with cost savings or additional sales.

In Iowa and Illinois, MidAmerican Energy’s electric fuel costs are embedded in its base rates. Accordingly, MidAmerican Energy is not permitted to pass through fuel price increases in its electric rates in those states without regulatory approval. In Iowa, MidAmerican Energy is prohibited from seeking reinstatement of a fuel adjustment clause for electric rates to become effective until January 1, 2013, unless its Iowa jurisdictional electric return on equity for any year falls below 10%. In Illinois, MidAmerican Energy is prohibited by law from seeking reinstatement of a fuel adjustment clause for electric rates until November 2011. Any significant increase in fuel costs or purchased power costs for electricity generation could have a negative impact on MidAmerican Energy, despite efforts to minimize the impact through the use of hedging instruments. Any of these consequences could adversely affect MidAmerican Energy’s financial results.

While rate regulation is premised on providing MidAmerican Energy a fair opportunity to obtain a reasonable rate of return on invested capital, state regulatory commissions do not guarantee that MidAmerican Energy will be able to realize a reasonable rate of return.

FERC Jurisdiction

The FERC establishes cost-based tariffs under which MidAmerican Energy provides transmission services to wholesale markets and retail markets in states that allow retail competition. The FERC also has responsibility for approving both cost- and market-based rates under which MidAmerican Energy sells electricity at wholesale. The FERC may impose price limitations, bidding rules and other mechanisms to address some of the volatility of these markets or may (pursuant to pending or future proceedings) revoke or restrict MidAmerican Energy’s ability to sell electricity at market-based rates, which could adversely affect MidAmerican Energy’s financial results. The FERC may also impose substantial civil penalties for any non-compliance with the Federal Power Act or the FERC’s rules or orders.

MidAmerican Energy is actively pursuing, developing and constructing new facilities, the completion and expected cost of which is subject to significant risk, and it has significant funding needs related to its planned capital expenditures.

MidAmerican Energy is constructing a new coal-fired electric generating plant and wind-powered generating facilities in Iowa, and, in the future, may pursue the development, construction, ownership and operation of additional new or expanded facilities. The completion of any of these projects is subject to substantial risks, including fluctuations in the price and availability of commodities, manufactured goods, equipment, labor and other items over a multi-year construction period. These risks may result in higher-than-expected costs to complete an asset and place it into service. Additionally, MidAmerican’s major new generation facility additions are subject to a soft price cap in Iowa. If actual capital costs exceed the cap, MidAmerican will not be able to recover those additional costs without an IUB determination that such additional costs are prudently incurred. It is also possible that additional generation needs may be obtained through power purchase agreements, which could impose long-term purchase obligations on MidAmerican Energy and force it to rely on the operating performance of a third party. The inability to successfully and timely complete a project, avoid unexpected costs or to recover any such costs through ratemaking decisions may materially affect MidAmerican Energy’s financial results.

Furthermore, MidAmerican Energy depends upon both internal and external sources of liquidity to provide working capital and to fund capital requirements. If MidAmerican Energy is unable to obtain funding from external sources, it may need to postpone or cancel planned capital expenditures. Failure to construct these projects could limit opportunities for revenue growth and increase operating costs.

MidAmerican Energy is subject to numerous environmental, health, safety, and other laws, regulations and requirements that may adversely affect its financial results.

Operational Standards

MidAmerican Energy is subject to numerous environmental, health, safety, and other laws, regulations and requirements affecting many aspects of MidAmerican Energy’s present and future operations, including, among others:

•
the EPA’s CAIR, which established cap and trade programs to reduce SO2 and NOx emissions starting in 2009 to address alleged contributions to downwind non-attainment with the revised National Ambient Air Quality Standards;

•	the EPA’s CAMR, which establishes a cap and trade program to reduce mercury emissions from coal-fired power plants starting in 2010; and

•	other laws or regulations that establish standards for greenhouse gas emissions, water quality, wastewater discharges, solid waste and hazardous waste.

These and related laws, regulations and orders generally require MidAmerican Energy to obtain and comply with a wide variety of environmental licenses, permits, inspections and other approvals.

Compliance with environmental, health, safety, and other laws, regulations and requirements can necessitate significant capital and operating expenditures, including expenditures for new equipment, inspection, clean-up costs, damages arising out of contaminated properties, and fines, penalties and injunctive measures affecting operating assets for failure to comply with environmental regulations. Compliance activities pursuant to regulations could be prohibitively expensive. As a result, some facilities may be required to shut down or alter their operations. Further, MidAmerican Energy may not be able to obtain or maintain all required environmental regulatory approvals for its operating assets or development projects. Delays in obtaining any required environmental or regulatory permits, failure to comply with the terms and conditions of the permits or increased regulatory or environmental requirements may increase its costs or prevent or delay MidAmerican Energy from operating its facilities or developing new facilities. If MidAmerican Energy fails to comply with all applicable environmental requirements, it may be subject to penalties and fines or other sanctions. The costs of complying with current or new environmental, health, safety, and other laws, regulations and requirements could adversely affect MidAmerican Energy’s financial results. Proposals for voluntary initiatives and mandatory controls are being discussed in the United States and worldwide to reduce so-called ‘‘greenhouse gases’’ such as carbon dioxide, a by-product of burning fossil fuels; methane, the primary component of natural gas; and methane leaks from pipelines. These actions could result in increased costs for MidAmerican Energy to (i) operate and maintain its facilities, (ii) install new emission controls on its facilities and (iii) administer and manage any greenhouse gas emissions program. These actions could also impact the consumption of natural gas, thereby affecting MidAmerican Energy’s operations.

Further, the regulatory rate structure or long-term customer contracts may not necessarily allow MidAmerican Energy to recover all costs incurred to comply with new environmental requirements. Although MidAmerican Energy believes that, in most cases, it is legally entitled to recover these kinds of costs, the inability to fully recover such costs in a timely manner could adversely affect its financial results.

Site Clean-up and Contamination

Environmental, health, safety, and other laws, regulations and requirements also impose obligations to remediate contaminated properties or to pay for the cost of such remediation, often by parties that did not actually cause the contamination. MidAmerican Energy is generally responsible for on-site liabilities, and in some cases off-site liabilities, associated with the environmental condition of MidAmerican Energy’s assets, including power generation facilities, and electric transmission and electric and natural gas distribution assets that it has acquired or developed, regardless of when the liabilities arose and whether they are known or unknown. In connection with acquisitions, MidAmerican Energy may obtain or require indemnification against some environmental liabilities. If MidAmerican Energy incurs a material liability, or the other party to a transaction fails to meet its indemnification obligations, it could suffer material losses. MidAmerican Energy has established liabilities to recognize its estimated obligations for known remediation liabilities, but such estimates may change materially over time. In addition, future events, such as changes in existing laws or policies or their enforcement, or the discovery of currently unknown contamination, may give rise to additional remediation liabilities which may be material. MidAmerican Energy is also required to fund its portion of the costs for decommissioning the Quad Cities Station when it is retired from service, which may include site remediation or decontamination.

Inflation, changes in commodity prices and fuel transportation costs may adversely affect MidAmerican Energy’s financial results.

Inflation affects MidAmerican Energy through increased operating costs and increased capital costs for plant and equipment. As a result of existing rate agreements and competitive price pressures, MidAmerican Energy may not be able to pass the costs of inflation on to its electric customers. If MidAmerican Energy is unable to manage cost increases or pass them on to its customers, MidAmerican Energy’s financial results could be adversely affected.

MidAmerican Energy is also heavily exposed to changes in prices and availability of coal and natural gas and the transportation of coal and natural gas because a substantial majority of its generation capacity utilizes these fossil fuels. MidAmerican Energy currently has contracts of varying durations for the supply and transportation of coal for its existing generation capacity. When these contracts expire or if they are not honored, MidAmerican Energy may not be able to purchase or transport coal on terms as favorable as the current contracts. MidAmerican Energy has similar exposures regarding the market price of natural gas. Changes in the cost of coal or natural gas supply or transportation and changes in the relationship between such costs and the market price of power will affect its financial results. Since the sales price MidAmerican Energy receives for power may not change at the same rate as MidAmerican Energy’s coal or natural gas supply or transportation costs, it may be unable to pass on the changes in costs to its customers. In addition, the overall prices MidAmerican Energy charges its retail customers in Iowa are frozen, as described above, and MidAmerican Energy does not have fuel recovery mechanisms in Iowa and Illinois.

A significant decrease in demand for natural gas in the markets served by MidAmerican Energy’s gas distribution system may adversely affect MidAmerican Energy’s financial results.

A sustained decrease in demand for natural gas in the markets served by MidAmerican Energy’s gas distribution system would significantly reduce its operating revenue and adversely affect its financial results. Factors that could lead to a decrease in market demand include, among others:

•	a recession or other adverse economic condition that results in a lower level of economic activity or reduced spending by consumers on natural gas;

•	an increase in the market price of natural gas or a decrease in the price of other competing forms of energy, including electricity, coal and fuel oil;

•	efforts by customers to reduce their consumption of natural gas through various conservation measures and programs;

•	higher fuel taxes or other governmental or regulatory actions that increase, directly or indirectly, the cost of natural gas or that limit the use of natural gas; and

•
a shift to more fuel-efficient or alternative fuel machinery or an improvement in fuel economy, whether as a result of technological advances by manufacturers, legislation proposing to mandate higher fuel economy, price differentials, incentives or otherwise.

MidAmerican Energy’s financial results may be adversely affected if it is unable to obtain adequate, reliable and affordable access to transmission service.

MidAmerican Energy depends on transmission facilities owned and operated by utilities to transport electricity and natural gas to both wholesale and retail markets, as well as natural gas purchased to supply some of MidAmerican Energy’s electric generation facilities. If adequate transmission is unavailable, MidAmerican Energy may be unable purchase or sell and deliver products. Such unavailability could also hinder MidAmerican Energy from providing adequate or economical electricity or natural gas to its wholesale and retail electric and gas customers and could adversely affect MidAmerican Energy’s financial results.

The different regional power markets have varying and dynamic regulatory structures, which could affect MidAmerican Energy’s growth and performance. In addition, the independent system operators who oversee the transmission systems in regional power markets have imposed in the past, and may impose in the future, price limitations and other mechanisms to counter volatility in the power markets. These types of price limitations and other mechanisms may adversely affect MidAmerican Energy’s financial results.

MidAmerican Energy is subject to market risk, counterparty performance risk and other risks associated with wholesale energy markets.

In general, wholesale market risk is the risk of adverse fluctuations in the market price of wholesale electricity and fuel, including natural gas and coal, which is compounded by volumetric changes affecting the availability of or demand for electricity and fuel. MidAmerican Energy purchases electricity and fuel in the open market or pursuant to short-term or variable-priced contracts as part of its normal operating business. If market prices rise, especially in a time when larger than expected volumes must be purchased at market or short-term prices, MidAmerican Energy may incur significantly greater expense than anticipated. Likewise, if electricity market prices decline in a period when MidAmerican Energy is a net seller of electricity in the wholesale market, MidAmerican Energy will earn less revenue.

MidAmerican Energy’s total accredited net generating capability exceeds its historical peak load. As a result, MidAmerican Energy has less exposure to wholesale electricity market price fluctuations. The actual amount of generation capacity available at any time, however, may be less than the accredited capacity due to regulatory restrictions, transmission constraints, fuel restrictions and generating units being temporarily out of service for inspection, maintenance, refueling, modifications or other reasons. In such circumstances, MidAmerican Energy may need to purchase energy in the wholesale markets and MidAmerican Energy may not recover in rates all of the additional costs that may be associated with such purchases. Most of MidAmerican Energy’s electric wholesale sales and purchases take place under market-based pricing allowed by the FERC and are therefore subject to market volatility, including price fluctuations.

MidAmerican Energy is also exposed to risks related to performance of contractual obligations by wholesale suppliers and customers. MidAmerican Energy relies on suppliers to deliver commodities, including natural gas, coal and electricity, in accordance with short-term and long-term contracts. Failure or delay by suppliers to provide these commodities pursuant to existing contracts could disrupt the delivery of electricity and require MidAmerican Energy to incur additional expenses to meet customer needs. In addition, when these contractual agreements terminate, MidAmerican Energy may be unable to purchase the commodities on terms equivalent to the terms of current contractual agreements. MidAmerican Energy also relies on wholesale customers to take delivery of the energy they have committed to purchase and to pay for the energy on a timely basis. Failure of wholesale customers to take delivery may require MidAmerican Energy to find other customers to take the energy at lower prices than the original customers committed to pay. At certain times of the year, prices paid by MidAmerican Energy for energy needed to satisfy its customers’ energy needs may exceed the amounts received through retail rates from these customers. If the strategy used to hedge these risk exposures is ineffective, significant losses could result.

MidAmerican Energy’s operating results may fluctuate on a seasonal and quarterly basis.

The sale of electricity and natural gas are generally seasonal businesses. In the markets in which MidAmerican Energy operates, demand for electricity peaks during the hot summer months when cooling needs are higher. Market prices for electric supply also generally peak at that time. In addition, demand for gas and other fuels generally peaks during the winter when heating needs are higher. Further, extreme weather conditions such as heat waves or winter storms could cause these seasonal fluctuations to be more pronounced.

As a result, MidAmerican Energy’s overall financial results may fluctuate substantially on a seasonal and quarterly basis. MidAmerican Energy has historically sold less power, and consequently earned less income, when weather conditions are mild. Unusually mild weather in the future may adversely affect MidAmerican Energy’s financial results through lower revenues or increased energy costs. Conversely, unusually extreme weather conditions could increase MidAmerican Energy’s costs to provide power and adversely affect its financial results. The extent of fluctuation in financial results may change depending on a number of factors related to MidAmerican Energy’s regulatory environment and contractual agreements, including MidAmerican Energy’s ability to recover power costs, the existence of revenue sharing provisions and terms of the power sale contracts.

MidAmerican Energy is subject to operating uncertainties which may adversely affect its financial results.

The operation of a complex electric and gas utility (including generation, transmission and distribution) systems involves many operating uncertainties and events beyond MidAmerican Energy’s control. These potential events include the breakdown or failure of power generation equipment, compressors, pipelines, transmission and distribution lines or other equipment or processes, unscheduled plant outages, work stoppages, a shortage of qualified labor, transmission and distribution system constraints or outages, fuel shortages or interruption, unavailability of critical equipment, materials and supplies, performance below expected levels of output, capacity or efficiency, operator error, and catastrophic events such as severe storms, fires, earthquakes or explosions. A casualty occurrence might result in injury or loss of life, extensive property damage or environmental damage. Any of these risks or other operational risks could significantly reduce or eliminate MidAmerican Energy’s revenues or significantly increase its expenses. Further, MidAmerican Energy self-insures many risks and current and future insurance coverage may not be sufficient to replace lost revenue or cover repair and replacement costs. Any reduction of revenues for such reason, or any other reduction of MidAmerican Energy’s revenues or increase in its expenses resulting from operational risks could adversely affect MidAmerican Energy’s financial results.

Potential terrorist activities or military or other actions could adversely affect us.

The continued threat of terrorism since September 11, 2001, and the impact of military and other actions by the United States and its allies may lead to increased political, economic and financial market instability and subject MidAmerican Energy’s gas or electric operations to increased risk of acts of terrorism. The United States government has issued warnings that energy assets, specifically nuclear generation and other electric utility infrastructure, are potential targets of terrorist organizations. Political, economic or financial market instability or damage to MidAmerican Energy’s operating assets or the assets of its customers or suppliers may result in business interruptions, lost revenues, higher commodity prices, disruption in fuel supplies, lower energy consumption and unstable markets, particularly with respect to natural gas and electric energy, increased security, repair or other costs that may materially adversely affect MidAmerican Energy in ways that cannot be predicted at this time. Any of these risks could materially affect MidAmerican Energy’s financial results. Furthermore, instability in the financial markets as a result of terrorism or war could also materially adversely affect the ability to raise capital.

The insurance industry changed in response to these events. As a result, insurance covering risks MidAmerican Energy typically insures against may decrease in scope and availability, and it may elect to self-insure against many such risks. In addition, the available insurance may have higher deductibles, higher premiums and more restrictive policy terms.

MidAmerican Energy is subject to the unique risks associated with nuclear generation.

The ownership and operation of nuclear power plants, such as MidAmerican Energy’s 25% ownership interest in the Quad Cities Station involves certain risks. These risks include, among other items, mechanical or structural problems, inadequacy or lapses in maintenance protocols, the impairment of reactor operation and safety systems due to human error, the costs of storage, handling and disposal of nuclear materials, limitations on the amounts and types of insurance coverage commercially available, and uncertainties with respect to the technological and financial aspects of decommissioning nuclear facilities at the end of their useful lives. The prolonged unavailability of the Quad Cities Station could materially affect MidAmerican Energy’s financial results, particularly when the cost to produce power at the plant is significantly less than market wholesale power prices. The following are among the more significant of these risks:

•
Operational Risk - Operations at any nuclear power plant could degrade to the point where the plant would have to be shut down. If such degradations were to occur, the process of identifying and correcting the causes of the operational downgrade to return the plant to operation could require significant time and expense, resulting in both lost revenue and increased fuel and purchased power expense to meet supply commitments. Rather than incurring substantial costs to restart the plant, the plant could be shut down. Furthermore, a shut-down or failure at any other nuclear plant could cause regulators to require a shut-down or reduced availability at the Quad Cities Station.

•
Regulatory Risk - The NRC may modify, suspend or revoke licenses and impose civil penalties for failure to comply with the Atomic Energy Act, applicable regulations or the terms of the licenses of nuclear facilities. Unless extended, the NRC operating licenses for the Quad Cities Station will expire in 2032. Changes in regulations by the NRC could require a substantial increase in capital expenditures or result in increased operating or decommissioning costs.

•
Nuclear Accident Risk - Accidents and other unforeseen problems have occurred at nuclear facilities other than the Quad Cities Station, both in the United States and elsewhere. The consequences of an accident can be severe and include loss of life and property damage. Any resulting liability from a nuclear accident could exceed MidAmerican Energy’s resources, including insurance coverage.

MidAmerican Energy is involved in numerous legal proceedings, the outcomes of which are uncertain and could negatively affect its financial results.

MidAmerican Energy is party to numerous legal proceedings. Litigation is subject to many uncertainties, and MidAmerican Energy cannot predict the outcome of individual matters. It is reasonably possible that the final resolution of some of the matters in which MidAmerican Energy is involved could result in additional payments in excess of established reserves over an extended period of time and in amounts that could have a material adverse effect on our financial results. Similarly, it is also reasonably possible that the terms of resolution could require that MidAmerican Energy change business practices and procedures, which could also have a material adverse effect on its financial results.

Potential changes in accounting standards might cause MidAmerican Energy to revise its financial results and disclosure in the future, which may change the way analysts measure its business or financial performance.

Accounting irregularities discovered in the past few years in various industries have caused regulators and legislators to take a renewed look at accounting practices, financial disclosures, companies’ relationships with their independent auditors and retirement plan practices. Because it is still unclear what laws or regulations will ultimately develop, we cannot predict the ultimate impact of any future changes in accounting regulations or practices in general with respect to public companies or the energy industry or in our operations specifically. In addition, the Financial Accounting Standards Board, or FASB, the FERC or the SEC could enact new or revised accounting standards or FERC orders that might impact how we are required to record revenues, expenses, assets and liabilities.

MidAmerican Energy’s indirect parent, MidAmerican Energy Holdings, could exercise control over MidAmerican Energy in a manner that would benefit MidAmerican Energy Holdings to the detriment of MidAmerican Energy’s creditors and preferred stockholders.

MidAmerican Energy Holdings is MidAmerican Energy’s indirect parent and the direct parent of MidAmerican Funding and, accordingly, has control over all decisions requiring shareholder approval, including the election of directors. In circumstances involving a conflict of interest between MidAmerican Energy Holdings and MidAmerican Energy’s or MidAmerican Funding’s creditors and preferred stockholders, MidAmerican Energy Holdings could exercise its control in a manner that would benefit MidAmerican Energy Holdings to the detriment of our creditors and preferred stockholders.

Item 1B.     Unresolved Staff Comments

None.

Item 2.     Properties

MidAmerican Energy’s regulated utility properties consist of physical assets necessary and appropriate to render electric and gas service in its service territories. It is the opinion of management that the principal depreciable properties owned by MidAmerican Energy are in good operating condition and well maintained. MidAmerican Energy’s most individually significant properties are its electric generation facilities. For information regarding these facilities, please refer to the “Regulated Electric Operations” discussion in Item 1. Additional electric property consists primarily of transmission and distribution facilities.

The electric transmission system of MidAmerican Energy at December 31, 2006, included 969 miles of 345-kilovolt (“kV”) lines and 1,129 miles of 161-kV lines. MidAmerican Energy’s electric distribution system included 384 substations at December 31, 2006.

Gas property consists primarily of natural gas mains and services pipelines, meters and related distribution equipment, including feeder lines to communities served from natural gas pipelines owned by others. The gas distribution facilities of MidAmerican Energy at December 31, 2006, included approximately 22,200 miles of gas mains and service pipelines. In addition, gas property includes three liquefied natural gas plants and two propane-air plants. Refer to the “Regulated Natural Gas Operations” discussion in Item 1 for information regarding these facilities.

Utility plant, including construction work in progress and net of accumulated depreciation, by operating segment is as follows as of December 31 (in thousands):

	2006	2005
Electric
Generation	$2,551,230	$2,089,369
Transmission	370,066	333,653
Distribution	1,418,192	1,356,413
Gas distribution	663,583	646,311
	$5,003,071	$4,425,746

Refer to Note (18) of MidAmerican Energy’s Notes to Consolidated Financial Statements in Item 8 for a discussion of operating segments.

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

All of the wrongful death, personal injury and property damage claims arising from this incident have been settled by CenterPoint. MidAmerican Energy’s exposure, if any, to these settlements is covered under its liability insurance to which a $2.0 million retention applies.

Two lawsuits naming MidAmerican Energy as a third party defendant have been filed by CenterPoint Energy Resources Corp. in the U.S. District Court, District of Minnesota, related to this incident. The complaints seek reimbursement of all sums associated with CenterPoint’s replacement of all service lines in the MidAmerican Energy predecessor company’s properties located in Minnesota at a cost of approximately $39 million according to publicly available reports. A Report and Recommendation on MidAmerican Energy’s motion for summary judgment in both of these actions was issued on January 16, 2007, recommending that CenterPoint’s third party claims based upon negligent installation be barred against MidAmerican Energy and its third party claims based upon negligent operation and maintenance of the gas pipeline be allowed to continue. The parties timely objected to the Report and Recommendation and filed an appeal. MidAmerican Energy intends to vigorously defend its position in these claims and believes their ultimate outcome will not have a material impact on its financial results.

Other than the litigation described above, MidAmerican Funding and its subsidiaries currently have no material legal proceedings. Information on MidAmerican Energy’s environmental matters is included in Item 1 - Business.

Item 4.     Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.     Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
SELECTED FINANCIAL DATA
(In thousands)

	Years Ended December 31,
	2006	2005	2004	2003	2002

Statement of Operations Data:
Revenues	$3,447,931	$3,160,337	$2,696,353	$2,595,812	$2,236,159
Operating income	421,175	381,124	356,396	370,820	354,997
Net income	266,676	221,297	210,455	188,597	175,821
Earnings on common stock	265,429	220,050	209,210	187,181	172,888

	As of December 31,
	2006	2005	2004	2003	2002
Balance Sheet Data:
Total assets	$6,509,593	$5,864,137	$5,111,951	$4,404,434	$4,209,642
Long-term debt (a)	1,821,009	1,631,760	1,422,527	1,128,647	1,053,418
Short-term borrowings	-	-	-	48,000	55,000
Preferred securities not subject to mandatory redemption	30,329	30,329	30,329	31,759	31,759
Common shareholder’s equity	1,950,779	1,744,882	1,527,468	1,318,519	1,319,139

(a)	Includes amounts due within one year.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
SELECTED FINANCIAL DATA
(In thousands)

	Years Ended December 31,
	2006	2005	2004	2003	2002

Statement of Operations Data:
Revenues	$3,452,794	$3,166,084	$2,701,700	$2,600,239	$2,240,879
Operating income	420,618	381,083	355,947	367,868	349,988
Net income (a)	288,241	195,069	179,257	157,176	136,716

	As of December 31,
	2006	2005	2004	2003	2002

Balance Sheet Data:
Total assets	$7,794,491	$7,157,416	$6,427,244	$5,737,614	$5,551,747
Long-term debt (b)	2,521,009	2,331,760	2,122,527	1,828,647	1,753,418
Short-term borrowings	-	-	-	48,000	55,000
Preferred securities not subject to mandatory redemption	30,329	30,329	30,329	31,759	31,759
Member’s equity	2,513,402	2,234,837	2,042,403	1,863,769	1,879,191

(a)
In 2002, MidAmerican Funding recorded after-tax losses of $14.3 million for write-downs of impaired assets and investments, including an $8.2 million after-tax write-down of airplane leases. In 2005, MidAmerican Funding recorded after-tax losses totaling $7.0 million for write-downs of impaired airplane leases and $8.4 million of after-tax gains on the sales of assets and investments. Net income for 2006 reflects a $19.3 million reduction of income taxes due to the resolution of a potential tax matter and after-tax gains totaling $29.6 million on the sales and restructurings of MidAmerican Funding nonstrategic passive investments.

(b)	Includes amounts due within one year.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
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

Executive Summary

The following significant events and changes, as discussed in more detail herein, highlight some of the factors that had an effect on MidAmerican Energy’s and MidAmerican Funding’s operating results, liquidity and capital resources:

•
MidAmerican Energy’s regulated electric gross margin increased $70.9 million for 2006 compared to 2005 due to a $31.4 million increase in gross margin for electric wholesale sales, driven primarily by a 33.3% increase in sales volumes, and a $21.3 million increase in electric retail gross margin as a result of customer growth, in particular, the addition of a large industrial customer in the fourth quarter of 2005.

•
MidAmerican Energy is currently constructing a 790-megawatt (“MW”) (expected accreditation) super-critical-temperature, coal-fired generation project and expects to invest approximately $870 million in the project through 2007, including transmission facilities. Through December 31, 2006, $785.9 million had been invested, including $121.3 million for MidAmerican Energy’s share of deferred payments allowed by contract.

•
On April 18, 2006, MidAmerican Energy received Iowa Utilities Board (“IUB”) approval of the ratemaking principles for up to 545 MW (nameplate ratings) of additional wind-powered generation capacity in Iowa. In the fourth quarter of 2006, MidAmerican Energy placed 99 MW (nameplate ratings) of wind-powered generation into service. MidAmerican Energy has entered into agreements with wind project developers and contractors to add 123 MW (nameplate ratings) of wind-powered generation by the end of 2007.

•	On October 6, 2006, MidAmerican Energy issued $350.0 million of 5.8% medium-term notes due October 15, 2036.

•	During 2006, MidAmerican Funding recognized pre-tax gains of $48.1 million, or $29.6 million after-tax, on the sales and restructurings of nonstrategic, passive investments.

•	In the fourth quarter of 2006, MidAmerican Funding reduced its income tax expense by $19.3 million due to the resolution of a potential tax matter.

Following is a discussion of various factors that affected earnings for the periods presented on the Consolidated Statement of Operations. Explanations include management’s best estimate of the impact of weather, customer growth and other factors.

Results of Operations for the Years Ended December 31, 2006 and 2005

Earnings Overview

MidAmerican Energy -

MidAmerican Energy’s earnings on common stock improved $45.4 million to $265.4 million for 2006 compared to $220.0 million for 2005. Operating income increased $40.1 million due primarily to improved regulated electric margins. Also, an increase in income taxes due to greater pre-tax income in 2006 was partially offset by the resolution of a potential tax matter and by additional renewable electricity production tax credits as a result of greater wind-powered generation.

MidAmerican Funding -

MidAmerican Funding’s net income for 2006 increased $93.1 million to $288.2 million for 2006 compared to $195.1 million for 2005. In addition to the items discussed for MidAmerican Energy, MidAmerican Funding’s net income for 2006 reflects a $19.3 million reduction in income tax expense due to the resolution of a potential tax matter and $29.6 million of after-tax income from gains on the sales and restructurings of a number of nonstrategic, passive investments.

Regulated Electric Gross Margin

	2006	2005
Gross margin (in millions):
Operating revenues	$1,779.5	$1,513.2
Less cost of fuel, energy and capacity	672.0	476.6
Electric gross margin	$1,107.5	$1,036.6

Sales (GWh):
Retail	19,831	19,044
Wholesale	11,168	8,378
Total	30,999	27,422

Electric gross margin for 2006 increased $70.9 million compared to 2005 due to a $31.4 million increase in gross margin on wholesale sales due primarily to an increase in related sales volumes. Gross margin on retail sales increased $21.3 million due principally to customer growth. Additionally, transmission revenues increased $14.0 million due to an increase in the use of MidAmerican Energy’s transmission services.

Sales of energy to other utilities, municipalities and marketers inside and outside of MidAmerican Energy’s delivery system are classified as wholesale. The increased availability of MidAmerican Energy-owned base load generation, in part due to the effect of newly added wind-powered generation to supply retail customers, and greater market opportunities contributed to a 33.3% increase in wholesale sales volumes during 2006, resulting in a $29.4 million increase in wholesale gross margin. An increase in the average electric wholesale margins per megawatt hour sold due to higher market prices improved electric wholesale gross margin by $2.0 million compared to 2005.

Gross margin on electric retail sales increased $21.3 million, with electric retail sales volumes increasing 4.1% compared to 2005. An increase in the average number of retail customers, in particular the addition of a large steel manufacturer in the fourth quarter of 2005, improved electric retail gross margin by $30.4 million compared to 2005. Electricity usage factors not dependent on weather, such as changes in individual customer usage patterns, increased electric margin by $11.0 million. The effect of temperature conditions during 2006 compared to 2005 resulted in an $18.3 million decrease in electric retail gross margin. An increase in fuel costs related to Iowa retail electric sales decreased electric retail gross margin by $8.8 million compared to 2005 due in part to an increase in the cost of energy purchased to serve the retail load. Recoveries of energy efficiency program costs increased electric retail gross margin by $7.1 million compared to 2005. Changes in revenues from the recovery of energy efficiency program costs are substantially matched with corresponding changes in other operating expenses.

Regulated Gas Gross Margin

	2006	2005

Gross margin (in millions):
Operating revenues	$1,111.6	$1,322.7
Less cost of gas sold	888.5	1,098.4
Gas gross margin	$223.1	$224.3

Sales (000’s Dths):
Retail	70,587	76,942
Wholesale	49,209	51,655
Total	119,796	128,597

Gas gross margin for 2006 decreased $1.2 million compared to 2005.

Regulated gas revenues include purchased gas adjustment clauses through which MidAmerican Energy is allowed to recover the cost of gas sold from its retail gas utility customers. Consequently, fluctuations in the cost of gas sold do not affect gross margin or net income because revenues reflect comparable fluctuations through the purchased gas adjustment clauses. MidAmerican Energy’s average per-unit cost of gas decreased 13.2% compared to 2005 resulting in a $134.7 million decrease in cost of gas sold. In addition, a 6.8% decrease in sales volumes compared to 2005 reduced cost of gas sold by $75.2 million.

The following table summarizes the variance in gas operating revenues based on the change in cost recoveries and margin components (in millions).

2006 vs. 2005
Change in recoveries of cost of gas sold:
Average cost per unit	$(134.7)
Sales volumes	(75.2)
Total change in cost of gas sold	(209.9)
Change in margin:
Weather	(5.8)
Other usage factors	(4.1)
Customer growth	2.3
Energy efficiency cost recovery	6.5
Other	(0.1)
Total revenue variance	$(211.1)

The decrease in gas margin due to weather was the result of warmer temperature conditions during the heating seasons of 2006 compared to 2005. Other gas usage factors, such as changes in individual customer usage patterns, decreased gas margin. MidAmerican Energy’s average number of gas retail customers increased 1.2% compared to 2005. Changes in revenues from the recovery of energy efficiency program costs are substantially matched with corresponding changes in other operating expenses. Total natural gas retail sales volumes decreased 8.3%.

Regulated Operating Expenses

Other operating expenses of $402.0 million increased $21.1 million for 2006 compared to 2005 due primarily to a $13.6 million increase in energy efficiency program costs. Changes in energy efficiency program costs are substantially matched with changes in related electric and gas revenues. Additionally, steam generating plant operating costs increased $4.7 million, while electric and gas distribution costs increased $3.7 million.

Maintenance expenses for 2006 increased $5.5 million compared to 2005. Maintenance costs for the Quad Cities Station increased $1.8 million, while maintenance costs related to wind-powered generating facilities increased $1.7 million. Maintenance costs for the electric and gas distribution systems increased a total of $2.0 million compared to 2005.

Depreciation and amortization expense for 2006 increased $5.9 million compared to 2005 due to an increase in utility plant depreciation principally as a result of wind-powered generating facilities placed in service in the third quarter of 2005 and the last half of 2006, offset partially by a decrease in amortization of software.

Property and other taxes increased $2.1 million due to an increase in property taxes as a result of higher levels of electricity generated and delivered during the measurement period.

Nonregulated Gross Margin

	2006	2005
	(In millions)
MidAmerican Energy −
Nonregulated operating revenues	$556.8	$324.4
Less nonregulated cost of sales	522.1	290.9
Nonregulated gross margin	$34.7	$33.5

MidAmerican Funding Consolidated −
Nonregulated operating revenues	$561.7	$330.1
Less nonregulated cost of sales	523.4	292.5
Nonregulated gross margin	$38.3	$37.6

MidAmerican Energy’s nonregulated gross margin for 2006 increased $1.2 million compared to 2005. The following table presents the margins related to various nonregulated activities (in millions):

	2006	2005

Nonregulated electric	$13.4	$12.9
Nonregulated gas	10.9	7.5
Income sharing arrangements under regulated gas tariffs	5.9	5.6
Incentive gas supply procurement program award	1.1	3.4
Other	3.4	4.1
	$34.7	$33.5

Nonregulated revenues and cost of sales for 2006 increased due primarily to a change in the management strategy related to certain end-use gas contracts that resulted in recording prospectively the related revenues and cost of sales on a gross, rather than net, basis in accordance with Emerging Issues Task Force Issue No. 02-3, “Recognition and Reporting of Gains and Losses on Energy Trading Contracts Under Issues No. 98-10 and 00-17.” For 2005, cost of sales totaling $289.2 million was netted in nonregulated operating revenues for such end-use gas contracts. The increase in nonregulated gross margin compared to 2005 was principally due to higher realized gas margins, partially offset by an increase in unrealized net losses on gas financial instruments. Beginning in the second half of 2006, MidAmerican Energy began recognizing unrealized gains and losses on certain electric and gas positions in other comprehensive income, reducing a portion of future market volatility on margins.

Nonregulated operations also include earnings from sharing arrangements under applicable state regulations and tariffs filed with the IUB and the South Dakota Public Utilities Commission (“SDPUC”) for MidAmerican Energy’s regulated natural gas operations. Under these arrangements, MidAmerican Energy is allowed to keep a portion of the benefits of gas sales for resale and capacity release transactions. MidAmerican Energy also has an Incentive Gas Supply Procurement Program (“IGSPP”) in Iowa and a similar program in South Dakota, under which it can receive awards for successful performance of gas supply procurement. Under the IGSPP, if MidAmerican Energy’s cost of gas varies from an established reference price range, then the savings or cost is shared between customers and shareholders. The IGSPP and the South Dakota program extend through October 31, 2010.

Non-Operating Income

MidAmerican Energy -

MidAmerican Energy’s non-operating income increased $19.5 million compared to 2005 due primarily to a $12.8 million increase in allowance for equity funds as a result of the increase in construction work in progress. As a regulated public utility, MidAmerican Energy is allowed to capitalize, and record as income, a cost of construction for equity funds used, based on guidelines set forth by the Federal Energy Regulatory Commission (“FERC”). MidAmerican Energy expects to continue to record higher-than-normal income for the allowance on equity funds used during construction through 2007 while the announced generating facilities are constructed.

Interest and dividend income increased $2.9 million compared to 2005 due to a more favorable cash position and higher interest rates. Other income increased due to a $2.0 million increase in income from corporate-owned life insurance policies.

MidAmerican Funding -

MidAmerican Funding’s non-operating income increased $68.2 million for 2006 compared to 2005. In addition to the MidAmerican Energy items discussed above, MidAmerican Funding’s non-operating income reflects the following significant factors.

Other income for MidAmerican Funding increased $40.2 million due principally to $27.6 million of pre-tax gains from sales of MidAmerican Funding’s shares of common stock of an electronic energy and metals trading exchange and $4.5 million of pre-tax gain on MidAmerican Funding’s remaining shares of that common stock, which it donated to a charitable foundation. Other expense for 2006 reflects $4.5 million of expense for the donation of the shares.

Other income for 2006 also includes an $8.5 million pre-tax gain on the sale of MidAmerican Funding’s non-controlling interest in a non-utility gas-fired cogeneration plant and a $6.8 million pre-tax gain on the sale of a commercial passenger aircraft. Additionally, other income reflects $5.2 million of pre-tax income resulting from changes in a financing arrangement related to a non-strategic investment in a hydroelectric generating plant. Other income for 2005 includes $9.9 million of pre-tax gains from the sale of two non-strategic, passive investments and a $3.4 million pre-tax gain on the sale of MidAmerican Funding’s shares of common stock of the electronic energy and metals trading exchange discussed above.

Other expense for MidAmerican Funding decreased $12.1 million for 2006 compared to 2005 due primarily to write-downs in 2005 of some of MidAmerican Funding’s investments in commercial passenger aircraft. MidAmerican Funding’s evaluation of its investments in these aircraft resulted in $15.6 million of pre-tax write-downs in 2005. The write-downs reflected a continued deterioration in the airline industry, including the bankruptcy filings of two major carriers during 2005.

Fixed Charges

The $12.9 million increase in MidAmerican Energy’s interest on long-term debt was due to the issuance of MidAmerican Energy long-term debt in the amount of $300.0 million on November 1, 2005, and $350.0 million on October 6, 2006, offset partially by maturities of higher interest rate debt in 2005 and 2006. Other interest expense increased $3.4 million due principally to a higher balance of the Iowa revenue sharing liability. MidAmerican Energy is allowed to capitalize, and record as a reduction to fixed charges, a cost of construction for debt funds used, based on guidelines set forth by the FERC. The $5.6 million increase in allowance for borrowed funds for 2006 was due to the increase in construction work in progress compared to 2005. MidAmerican Energy expects to continue to record higher-than-normal allowance for borrowed funds used during construction through 2007 while the announced generating facilities are constructed.

Income Taxes

MidAmerican Energy -

Federal law currently provides for federal production tax credits for energy produced by renewable electricity generation projects, including wind-powered generating facilities for ten years after the in-service date. MidAmerican Energy’s income taxes for 2006 include $10.2 million of additional production tax credits compared to 2005 due to additional wind-powered generation.

State utility rate recognition in Iowa requires that the tax effect of certain timing differences be flowed through immediately to customers. Therefore, amounts that would otherwise have been recognized in income tax expense have been included as changes in regulatory assets. This flow-through treatment of such timing differences impacts the effective tax rates from year to year.

MidAmerican Funding -

In 2006, MidAmerican Funding reduced its income tax expense by $19.3 million due to the resolution of a potential tax matter.

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

Regulated Electric Gross Margin

	2005	2004
Gross margin (in millions):
Operating revenues	$1,513.2	$1,421.7
Less cost of fuel, energy and capacity	476.6	404.6
Electric gross margin	$1,036.6	$1,017.1

Sales (GWh):
Retail	19,044	17,865
Wholesale	8,378	9,260
Total	27,422	27,125

Electric gross margin for 2005 increased $19.5 million compared to 2004 due to a $24.5 million increase in retail gross margin as a result of warmer weather in the third quarter of 2005 and customer growth. A $17.1 million decrease in MidAmerican Energy’s cost of sales for electric capacity purchases and a $7.9 million increase in transmission revenues also contributed to the increase in electric gross margin. The improvement in gross margin as a result of these factors was partially offset by a $29.4 million decrease in gross margin on wholesale sales, primarily as a result of generation outages in the first quarter of 2005.

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

Sales of energy to other utilities, municipalities and marketers inside and outside of MidAmerican Energy’s delivery system are classified as wholesale. A change in the mix of higher-priced on-peak and lower-priced off-peak sales and a higher average cost of energy caused a decrease in the average electric wholesale margin per megawatt hour sold, reducing electric wholesale gross margin by $18.4 million compared to 2004. Additionally, a 9.5% decrease in wholesale sales volumes reduced electric wholesale gross margin by $11.0 million. The timing of planned generation outages, mainly for the Louisa Generating Station, and the loss of generating capacity at the Ottumwa Generating Station Unit No. 1 (“OGS Unit No. 1”), which experienced a failure of its step-up transformer on February 20, 2005, resulted in lost wholesale sales opportunities. OGS Unit No. 1 returned to service on May 3, 2005. An increase in electric retail sales also reduced the availability of competitively priced generation, contributing to the decrease in wholesale sales volumes.

Regulated Gas Gross Margin

	2005	2004
Gross margin (in millions):
Operating revenues	$1,322.7	$1,010.9
Less cost of gas sold	1,098.4	790.0
Gas gross margin	$224.3	$220.9

Sales (000’s Dths):
Retail	76,942	76,242
Wholesale	51,655	46,630
Total	128,597	122,872

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

Overall weather conditions during the heating seasons of 2005 were relatively unchanged compared to 2004. MidAmerican Energy’s average number of gas retail customers increased 1.4% compared to 2004. Other gas usage factors, such as changes in individual customer usage patterns and reaction to historically high prices, decreased gas margin. Changes in revenues from the recovery of energy efficiency program costs are substantially matched with corresponding changes in other operating expenses. Total natural gas retail sales volumes increased 0.9%.

Regulated Operating Expenses

Other operating expenses increased $6.0 million compared to 2004 due to a $5.9 million increase in costs related to energy efficiency programs and a $5.6 million increase in health care benefits and pension costs. These increases were partially offset by a $6.0 million decrease in postretirement benefit expense compared to 2004 due to the impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 and a plan amendment effective July 1, 2004. Increases in energy efficiency programs costs are substantially matched by increases in related electric and gas revenues.

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

Non-Operating Income

MidAmerican Energy -

MidAmerican Energy’s non-operating income increased $7.3 million for 2005 compared to 2004 due principally to a $5.5 million increase in income for capitalized allowance for equity funds used during construction as a result of an increase in construction work in progress compared to 2004.

MidAmerican Funding -

MidAmerican Funding’s other income for 2005 includes $13.3 million of gains from the sale of three non-strategic, passive investments. During 2005 and 2004, MidAmerican Funding received distributions totaling $1.2 million and $2.5 million, respectively, from several of its investments in energy projects and venture capital funds.

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

In 2005, MidAmerican Energy’s income taxes included $11.1 million of the production tax credits related to energy produced by its wind-powered generating facilities, the first of which were placed in service December 31, 2004.

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

MidAmerican Funding -

A significant portion of MidAmerican Energy’s tax liability for the $8.5 million settled issue above was originally established in 1999 when MidAmerican Energy’s parent company, MHC Inc., was acquired by MidAmerican Funding. This change in estimate of an income tax uncertainty that resulted from a purchase business combination was accounted for as an adjustment to the remaining balance of goodwill attributable to the acquisition. Accordingly, in 2004, MidAmerican Funding decreased goodwill and increased income tax expense by $4.7 million to reflect the settlement of that portion of the income tax liability recognized at the time of the acquisition of MHC. The net result of the reduction at MidAmerican Energy and the goodwill adjustment at MidAmerican Funding was a $3.8 million decrease in consolidated income tax expense for 2004.

Liquidity and Capital Resources

MidAmerican Energy and MidAmerican Funding have available a variety of sources of liquidity and capital resources, both internal and external. These resources provide funds required for current operations, construction expenditures, dividends, debt retirement and other capital requirements.

As reflected on the Consolidated Statements of Cash Flows, MidAmerican Energy’s net cash provided by operating activities was $560.0 million, $463.2 million and $523.5 million for 2006, 2005 and 2004, respectively. MidAmerican Funding’s net cash provided by operating activities was $515.3 million, $423.7 million and $493.6 million for 2006, 2005 and 2004, respectively. The increase in cash provided by operating activities for 2006 compared to 2005 is due principally to improved earnings, a reduction in income taxes and interest paid and a number of working capital variances. The decrease in cash provided by operating activities for 2005 compared to 2004 was principally due to an increase in income taxes paid as tax depreciation was unusually high due to benefits from bonus depreciation in 2004.

Utility Construction Expenditures

MidAmerican Energy’s primary need for capital is utility construction expenditures. For 2006, utility cash construction expenditures totaled $757.3 million, including Quad Cities Station nuclear fuel purchases. MidAmerican Energy’s capital requirements for 2007, which exclude the non-cash allowance for equity funds used during construction, are estimated to be approximately $926 million, which includes $375 million for the coal-fired and wind-powered generation projects discussed below, $150 million for emissions control equipment to address current and anticipated air quality regulations and $401 million for ongoing operational projects, including connections for new customers and facilities to accommodate load growth. Capital expenditure needs are reviewed regularly by management and may change significantly as a result of such reviews. MidAmerican Energy expects to meet these capital expenditures with cash flows from operations and the issuance of long-term debt.

MidAmerican Energy anticipates a continuing increase in demand for electricity from its regulated customers. To meet anticipated demand and ensure adequate electric generation in its service territory, MidAmerican Energy is currently constructing Council Bluffs Energy Center Unit No. 4 (“CBEC Unit 4”), a 790-MW (expected accreditation) super-critical-temperature, coal-fired generating plant. MidAmerican Energy will operate the plant and hold an undivided ownership interest as a tenant in common with the other owners of the plant. MidAmerican Energy’s current ownership interest is 60.67%, equating to 479 MW of output. Municipal, cooperative and public power utilities own the remainder, which is a typical ownership arrangement for large base-load plants in Iowa. The plant will provide service to regulated retail electricity customers. Wholesale sales may also be made from the plant to the extent the power is not immediately needed for regulated retail service. MidAmerican Energy has obtained regulatory approval to include the Iowa portion of the actual cost of CBEC Unit 4 in its Iowa rate base as long as the actual cost does not exceed the agreed cap that MidAmerican Energy has deemed to be reasonable. If the cap is exceeded, MidAmerican Energy has the right to demonstrate the prudence of the expenditures above the cap, subject to regulatory review. MidAmerican Energy expects to invest approximately $870 million in CBEC Unit 4, including transmission facilities and approximately $64 million of non-cash allowance for equity funds used during construction. Through December 31, 2006, MidAmerican Energy has invested $785.9 million in the plant, including $121.3 million for MidAmerican Energy’s share of deferred payments allowed by the construction contract and $49.2 million of non-cash allowance for equity funds used during construction and expects to pay approximately $191 million for CBEC Unit 4 cash construction costs in 2007.

On April 18, 2006, the IUB approved a settlement agreement between MidAmerican Energy and the Iowa Office of Consumer Advocate (“OCA”) regarding ratemaking principles for up to 545 MW (nameplate ratings) of wind-powered generation capacity in Iowa to be installed in 2006 and 2007. Generally speaking, accredited capacity ratings for wind-powered generation facilities are considerably less than the nameplate ratings due to the varying nature of wind. In the fourth quarter of 2006, MidAmerican Energy placed in service 99 MW (nameplate ratings) of wind-powered generation, and in June 2006, MidAmerican Energy entered into agreements to add an additional 123 MW (nameplate ratings) of wind-powered generation by the end of 2007. Refer to “Utility Regulatory Matters” below for more information regarding the rate aspects of the settlement agreement. MidAmerican Energy continues to pursue additional cost effective wind-powered generation.

Refer to the “Environmental Matters” section later in MD&A for additional information regarding capital expenditures for emission control equipment.

Nuclear Decommissioning

Each licensee of a nuclear facility is required to provide financial assurance for the cost of decommissioning its licensed nuclear facility. In general, decommissioning of a nuclear facility means to safely remove the facility from service and restore the property to a condition allowing unrestricted use by the operator.

MidAmerican Energy currently contributes $8.3 million annually to trusts established for the investment of funds for decommissioning Quad Cities Station. Pending regulatory approvals, funding is expected to be reduced to $1.6 million annually beginning in 2007. The change in funding results from a recent evaluation of the funded status, estimated decommissioning costs and useful life of the plant. As of December 31, 2006, approximately 56.1% of the fair value of the trusts’ funds was invested in domestic common equity securities, 13.3% in domestic corporate debt and the remainder in investment grade municipal and U.S. Treasury bonds. Funding for Quad Cities Station nuclear decommissioning is reflected as depreciation expense in the Consolidated Statements of Operations. Future funding levels are subject to a variety of factors and are periodically reviewed.

Contractual Obligations and Commercial Commitments

MidAmerican Energy and MidAmerican Funding have various contractual obligations and commercial commitments. The following table summarizes as of December 31, 2006, the material cash obligations of MidAmerican Energy and MidAmerican Funding (in millions).

		Period Payments are Due
			2008-	2010-	After
Type of Obligation	Total	2007	2009	2011	2011
MidAmerican Energy:
Long-term debt, excluding unamortized debt premium and discount, net	$1,826.6	$1.6	$0.5	$-	$1,824.5
Operating leases, easements and maintenance contracts (1)	107.3	12.8	13.9	7.2	73.4
Coal, electricity and natural gas contract commitments (1)	652.6	203.4	200.6	69.6	179.0
Deferred costs on construction contract (2)	200.0	200.0	-	-	-
Interest payments on long-term debt (3)	2,035.0	93.8	193.3	193.3	1,554.6
	4,821.5	511.6	408.3	270.1	3,631.5

MidAmerican Funding parent:
Long-term debt	700.0	-	175.0	200.0	325.0
Interest payments on long-term debt	595.0	47.1	88.7	65.3	393.9
	1,295.0	47.1	263.7	265.3	718.9
Total	$6,116.5	$558.7	$672.0	$535.4	$4,350.4

(1)
The operating leases, easements and maintenance contracts, and coal, electricity and natural gas commitments are not reflected on the Consolidated Balance Sheets. Refer to Note (15) in Notes to Consolidated Financial Statements in Item 8 for a discussion of the nature of these commitments.

(2)
MidAmerican Energy is allowed to defer up to $200.0 million in payments to the contractor under its contract to build CBEC Unit 4. Refer to Note (15) in Notes to Consolidated Financial Statements in Item 8 for a discussion of this commitment. Approximately 39.3% of this commitment is expected to be funded by the joint owners of CBEC Unit 4.

(3)	Excludes interest payments on variable rate long-term debt.

MidAmerican Energy has other types of commitments that are subject to change and relate primarily to the items listed below. For additional information, refer, where applicable, to the respective referenced note in Notes to Consolidated Financial Statements in Item 8.

•	Construction expenditures: Refer to the “Utility Construction Expenditures” section above.

•	Residual guarantees on operating leases (see Note (15))

•	Pension and postretirement plans (see Note (16))

Debt Redemption and Issuance

MidAmerican Energy’s 6.375% series of medium-term notes, totaling $160.0 million, matured on June 15, 2006. On October 6, 2006, MidAmerican Energy issued $350.0 million of 5.8% medium-term notes due October 15, 2036.

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

MidAmerican Energy currently has the necessary authorizations from the Securities and Exchange Commission to issue up to $480.0 million of additional long-term securities; from the FERC to issue up to $600.0 million of additional long-term securities through November 30, 2008; and from the Illinois Commerce Commission (“ICC”) to issue up to $480.0 million of additional long-term debt securities through July 12, 2011.

In conjunction with the March 1999 merger, MidAmerican Energy committed to the IUB to use commercially reasonable efforts to maintain an investment grade rating on its long-term debt and to maintain its common equity level above 42% of total capitalization unless circumstances beyond its control result in the common equity level decreasing to below 39% of total capitalization. MidAmerican Energy must seek the approval of the IUB of a reasonable utility capital structure if MidAmerican Energy’s common equity level decreases below 42% of total capitalization, unless the decrease is beyond the control of MidAmerican Energy. MidAmerican Energy is also required to seek the approval of the IUB if MidAmerican Energy’s equity level decreases to below 39%, even if the decrease is due to circumstances beyond the control of MidAmerican Energy. If MidAmerican Energy’s common equity level were to drop below the required thresholds, MidAmerican Energy’s ability to issue debt could be restricted. As of December 31, 2006, MidAmerican Energy’s common equity ratio was 53.6% computed on a basis consistent with its commitment.

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

Credit Ratings Risks

Debt and preferred securities of MidAmerican Funding and MidAmerican Energy are rated by nationally recognized credit rating agencies. Assigned credit ratings are based on each rating agency’s assessment of MidAmerican Funding’s or MidAmerican Energy’s ability to, in general, meet the obligations of the debt or preferred securities issued by the rated company. The credit ratings are not a recommendation to buy, sell or hold securities, and there is no assurance that a particular credit rating will continue for any given period of time. As of February 3, 2007, MidAmerican Energy’s senior unsecured debt credit ratings were as follows: Fitch Ratings, “A/stable;” Moody’s Investor Service, “A2/stable;” and Standard and Poor’s, “A-/stable.” Other than the energy supply and marketing agreements discussed below, neither MidAmerican Funding nor MidAmerican Energy has any credit agreements that require termination or a material change in collateral requirements or payment schedule in the event of a downgrade in the credit ratings of the respective company’s securities.

In conjunction with its risk management activities, MidAmerican Energy must meet credit quality standards as required by counterparties. In accordance with industry practice, master agreements that govern MidAmerican Energy’s energy supply and marketing activities either specifically require it to maintain investment grade credit ratings or provide the right for counterparties to demand “adequate assurances” in the event of a material adverse change in MidAmerican Energy’s creditworthiness. If one or more of MidAmerican Energy’s credit ratings decline below investment grade, MidAmerican Energy may be required to post cash collateral, letters of credit or other similar credit support to facilitate ongoing wholesale energy supply and marketing activities. As of December 31, 2006, MidAmerican Energy’s estimated potential collateral requirements totaled approximately $249 million. MidAmerican Energy’s potential collateral requirements could fluctuate considerably due to seasonality, market price volatility, and a loss of key MidAmerican Energy generating facilities or other related factors.

Utility Regulatory Matters

Rate Matters

Under a series of electric settlement agreements between MidAmerican Energy, the Iowa Office of Consumer Advocate (“OCA”) and other intervenors approved by the IUB, MidAmerican Energy has agreed not to seek a general increase in electric base rates to become effective prior to January 1, 2013, unless its Iowa jurisdictional electric return on equity in any year falls below 10%. As a party to the settlement agreements, the OCA has agreed not to seek any decrease in MidAmerican Energy’s Iowa electric base rates prior to January 1, 2013. Illinois bundled electric rates were frozen until 2007, subject to certain exceptions allowing for increases, at which time bundled rates may be increased or decreased by the ICC. Refer to Note (14) of MidAmerican Energy’s Notes to Consolidated Financial Statements for further discussion of these rate matters.

In an order issued September 27, 2004, the IUB required MidAmerican Energy to file various plans to fully equalize and consolidate its class zonal electric rates by the end of each of the years 2007 through 2010. On October 18, 2004, MidAmerican Energy filed a motion for reconsideration opposing full rate equalization and proposing a series of rate reductions. On March 21, 2005, the IUB required MidAmerican Energy to file additional information about potential rate changes concerning phased equalization or consolidation of existing zonal rate differences that could have the effect of bringing rates together on a basis designed to have no impact on the overall revenues MidAmerican Energy receives from its Iowa electric customers. MidAmerican Energy filed the requested information on April 11, 2005. In the same proceeding, MidAmerican Energy has a pending plan to reduce rates for some residential customers by a total of approximately $7.0 million in the 2008-2009 time frame in addition to the reductions to be offset by cost decreases related to existing contracts. The $7.0 million reduction in revenues may begin to be offset by a rate increase for other residential customers starting in 2011. On June 19, 2006, without ruling on revenue requirement issues, the IUB issued an order requiring MidAmerican Energy to hold informal workshops in 2007 and file a comprehensive class cost-of-service study and a revenue neutral rate equalization/rate consolidation plan by mid-2009.

In 2004, the ICC issued a declaratory ruling finding that MidAmerican Energy’s competitive sales of gas to retail customers within the state of Illinois were not authorized under the Illinois Public Utilities Act. In its ruling, the ICC left for purchased gas adjustment reconciliation proceedings issues related to the financial implications of these sales. In its testimony in such proceedings for the years 2001 and 2002, the ICC staff had expressed its position that MidAmerican Energy must reduce gas costs recovered from Illinois regulated gas customers through the purchased gas adjustment. “Gross margin” for the purpose of this adjustment is the difference between the revenue and the related cost of gas for MidAmerican Energy’s nonregulated sales of gas to retail customers in the entire state of Illinois. Under Illinois law, it could have been possible to reopen proceedings as far back as 1996 to restate reconciliation results consistent with staff’s position. On January 24, 2007, the ICC approved final orders which conclude the 2001 and 2002 PGA reconciliation proceedings; interim orders, which conclude consideration of the competitive gas issue for 2003 and 2004, and dismissed a remedies proceeding that sought to impose penalties against MidAmerican for its competitive gas business prior to January 1, 2005, the effective date of SB2525, an Illinois law that allows MidAmerican Energy to continue its competitive gas business in Illinois subject to ICC requirements for separation of the function from regulated operations. An integral part of the orders issued by the ICC is a settlement agreement between all parties to the proceedings that requires MidAmerican Energy to credit to its regulated gas customers, through the purchased gas adjustment clause, $5.1 million as soon as possible. The credit was included in the February 2007 PGA. In addition to agreeing to submission of the orders mentioned above, the settlement agreement binds the parties to not seek reopening of any prior final proceeding in which the issue of MidAmerican Energy’s competitive gas business could be raised.

In November 2006, the ICC approved a proposal to eliminate MidAmerican Energy’s monthly fuel adjustment clause. Effective January 1, 2007, Illinois base rates have been adjusted to include recoveries at average 2004/2005 cost levels. The elimination of the fuel adjustment clause exposes MidAmerican Energy to monthly market price changes for fuel and purchased power costs in Illinois, with rate case approval required for any base rate changes. MidAmerican Energy may not petition for reinstatement of the Illinois fuel adjustment clause until November 2011.

Transmission Developments

On August 30, 2006, a third party vendor commenced operations as MidAmerican Energy’s transmission service coordinator (“TSC”). The TSC is the administrator of various MidAmerican Energy Open Access Transmission Tariff (“OATT”) functions for transmission service. The FERC approved MidAmerican Energy’s TSC agreement and selection of a third party vendor. Under the contract, the vendor provides its tariff administration and planning services for a three-year term. MidAmerican Energy does not believe that the incremental costs will have a material impact on its financial results.

On February 16, 2007, the FERC adopted a final rule designed to strengthen the proforma OATT by providing greater specificity and increasing transparency. The most significant revisions to the pro forma OATT relate to the development of more consistent methodologies for calculating available transfer capability, changes to the transmission planning process, changes to the pricing of certain generator and energy imbalances to encourage efficient scheduling behavior and to exempt intermittent generators, and changes regarding long-term point-to-point transmission service, including the addition of conditional firm long-term point-to-point transmission service, and generation redispatch. As transmission providers with OATT’s on file with FERC, MidAmerican Energy will be required to comply with the requirements of the new rule. Certain details related to the rule, such as the precise methodology that will be used to calculate available transfer capability, will be determined prospectively and thus, it is difficult to make a precise determination of the effect of this new rule on MidAmerican Energy’s transmission operations. In addition, it is difficult to determine the effect of this new rule once fully implemented on the availability and price of transmission service from the perspective of the wholesale marketing function. However, at least on a preliminary basis, the rule is not anticipated to have a significant impact on MidAmerican Energy’s financial results.

Electric Market Developments

On July 13, 2004, the FERC issued an order requiring MidAmerican Energy to conduct a study to determine whether MidAmerican Energy or its affiliates possess generation market power. MidAmerican Energy is being required to show the absence of generation market power in order to be allowed to continue to sell wholesale electric power at market-based rates. The FERC order is intended to have MidAmerican Energy conform to what has become the FERC’s general practice for utilities given authorization to make wholesale market-based sales. Under this general practice, utilities authorized to make market-based electric sales must submit a new market power study to the FERC every three years. MidAmerican Energy filed the required study on October 29, 2004. On June 1, 2005, the FERC issued an order setting for investigation the reasonableness of MidAmerican Energy’s market-based rates within its control area. The order also terminated the previously established November 1, 2004, refund date and instead required that market-based sales made by MidAmerican Energy within its control area beginning August 7, 2005, be subject to refund until the matter is resolved. The FERC also required MidAmerican Energy to file additional information by July 1, 2005, and August 1, 2005. In its August 1, 2005 filing, MidAmerican Energy filed a proposed cost-based sales tariff (“CBST”) applicable to sales made within its control area to replace its market-based sales tariff. On March 17, 2006, the FERC issued an order (“March 17 Order”) accepting MidAmerican Energy’s commitment not to make sales using market-based rates in its control area but rejected the proposed applicable tariff language. The FERC directed MidAmerican Energy to file revised tariff language by April 17, 2006. MidAmerican Energy made such filing together with a request for clarification, or in the alternative, rehearing (“Request for Clarification”) of the March 17 Order. On November 9, 2006, the FERC approved a settlement agreement among MidAmerican Energy and the other parties to the proceeding for rates to be charged under the CBST and ordered that refunds be paid to customers within 30 days for certain sales transactions in the control area on or after August 7, 2005. MidAmerican Energy timely made the refunds of an immaterial amount. Any actual remaining refund will depend upon the FERC’s ruling on the Request for Clarification and the applicability of the CBST to certain sales made within the control area for delivery outside the control area. MidAmerican Energy estimates that its maximum potential refund obligation is $9.2 million for the period August 7, 2005 through December 31, 2006. MidAmerican Energy does not believe at this time that the ultimate outcome of this issue will have a material impact on its financial results.

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

The EPA has in recent years implemented and proposed more stringent national ambient air quality standards. Additionally, legislation is pending, and could be proposed in the future, that may impact MidAmerican Energy if enacted. MidAmerican Energy has implemented a planning process that forecasts the site-specific controls and actions that may be required to meet emissions reductions as promulgated by the EPA. The plan allows MidAmerican Energy to more effectively manage its expenditures required to comply with emissions standards. On April 1, 2006, MidAmerican Energy submitted to the IUB an updated plan, as required every two years by Iowa law, which increased its estimate of required expenditures. MidAmerican Energy currently estimates that the incremental capital expenditures for emission control equipment to comply with air quality requirements will total approximately $540 million for January 1, 2007, through December 31, 2015. Additionally, MidAmerican Energy expects to incur significant incremental operating costs in conjunction with the utilization of the emissions control equipment. Estimates of the environmental capital and operating requirements may change significantly at any time as a result of, among other factors, changes in related regulations, prices of products used to meet the requirements and management’s strategies for achieving compliance with the regulations. Refer to Item 1 - Business for further discussion of air quality standards affecting MidAmerican Energy.

On February 16, 2005, the Kyoto Protocol became effective, requiring 35 developed countries to reduce greenhouse gas emissions by approximately 5% between 2008 and 2012. While the United States did not ratify the protocol, the ratification and implementation of its requirements in other countries has resulted in increased attention on the climate change issue in the United States. Congressional leadership in the 110th Congress has made climate legislation a priority; many congressional observers expect to see the passage of climate change legislation within the next several years.

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

Generating Capability

On July 31, 2006, retail customer usage of electricity caused a new record hourly peak demand of 4,136 MW on MidAmerican Energy’s electric system, 137 MW greater than the previous record set in 2005. MidAmerican Energy is interconnected with Iowa utilities and utilities in neighboring states. MidAmerican Energy is also a party to an electric generation reserve sharing pool and regional transmission group administered by the Mid-Continent Area Power Pool (“MAPP”). Each MAPP generation reserve participant is required to maintain for emergency purposes a net generating capability reserve of at least 15% above its system peak demand on a 12-month rolling basis. MidAmerican Energy’s reserve margin at peak demand for 2006 was approximately 22%.

MidAmerican Energy believes it has adequate electric capacity reserve through 2009, including capacity provided by the generating projects discussed in the “Utility Construction Expenditures” section above. However, significantly higher-than-normal temperatures during the cooling season could cause MidAmerican Energy’s reserve to fall below the 15% minimum. If MidAmerican Energy fails to maintain the required minimum reserve, significant penalties could be contractually imposed by the MAPP.

MidAmerican Energy is financially exposed to movements in energy prices since it does not recover its energy costs through an energy adjustment clause in Iowa, and beginning in 2007, Illinois. Although MidAmerican Energy believes it has sufficient generation under typical operating conditions for its retail electric needs, a loss of adequate generation by MidAmerican Energy requiring the purchase of replacement power at a time of high market prices could subject MidAmerican Energy to losses on its energy sales.

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

All of the coal-fired generating stations operated by MidAmerican Energy are fueled by low-sulfur, western coal from the Powder River Basin. MidAmerican Energy’s coal supply portfolio includes multiple suppliers and mines under short-term and multi-year agreements of varying quantities. MidAmerican Energy’s coal supply portfolio has 100% of its expected 2007 requirements under fixed-price contracts. MidAmerican Energy regularly monitors the western coal market, looking for opportunities to enhance its coal supply portfolio. Well-publicized operational delays in rail transportation out of the Powder River Basin during 2005 and 2006 have resulted in the reduction of coal inventories below targeted ranges. MidAmerican Energy believes the transportation issues have largely been resolved and that its coal inventories will be restored to their target ranges during 2007. Additional information regarding MidAmerican Energy’s coal supply contracts is included in Note (15) of Notes to Consolidated Financial Statements in Item 8.

New Accounting Pronouncements

For a discussion of new accounting pronouncements affecting MidAmerican Energy and MidAmerican Funding, refer to Note (2) of Notes to Consolidated financial statements in Item 8.

Critical Accounting Policies and Estimates

Certain accounting policies require management to make estimates and judgments concerning transactions that will be settled in the future. Amounts recognized in the financial statements from such estimates are necessarily based on numerous assumptions involving varying and potentially significant degrees of judgment and uncertainty. Accordingly, the amounts currently reflected in the financial statements will likely increase or decrease in the future as additional information becomes available.

Accounting for the Effects of Certain Types of Regulation

MidAmerican Funding and MidAmerican Energy prepare their financial statements in accordance with the provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation” (“SFAS No. 71”) which differs in certain respects from the application of accounting principles generally accepted in the United States of America (“GAAP”) by nonregulated businesses. In general, SFAS No. 71 recognizes that accounting for rate-regulated enterprises should reflect the economic effects of regulation. As a result, a regulated entity is required to defer the recognition of costs or income if it is probable that, through the rate-making process, there will be a corresponding increase or decrease in future rates. Accordingly, MidAmerican Funding and MidAmerican Energy have deferred certain costs and income that will be recognized in earnings over various future periods.

Management continually evaluates the applicability of SFAS No. 71 and assesses whether its regulatory assets are probable of future recovery by considering factors such as a change in the regulator’s approach to setting rates from cost-based rate making to another form of regulation, other regulatory actions or the impact of competition which could limit MidAmerican Energy’s ability to recover its costs. Based upon this continual assessment, management believes the application of SFAS No. 71 continues to be appropriate and its existing regulatory assets are probable of recovery. The assessment reflects the current political and regulatory climate at both the state and federal levels and is subject to change in the future. If it becomes probable that these costs will not be recovered, the assets and liabilities would be written off and recognized in operating income. Total regulatory assets were $273.2 million and total regulatory liabilities were $989.0 million as of December 31, 2006. Refer to Note 6 of Notes to Consolidated Financial Statements included in Item 8 for additional information regarding regulatory assets and liabilities.

Goodwill

MidAmerican Funding’s Consolidated Balance Sheet as of December 31, 2006, includes goodwill from the acquisition of MHC Inc. totaling $1.3 billion. Goodwill is allocated to each reporting unit and is tested for impairment using a variety of methods, principally discounted projected future net cash flows, at least annually and impairments, if any, are charged to earnings. MidAmerican Funding completed its annual review as of October 31. A significant amount of judgment is required in performing goodwill impairment tests. Key assumptions used in the testing include, but are not limited to, the use of an appropriate discount rate and estimated future cash flows. Estimated future cash flows are impacted by, among other factors, growth rates, changes in regulations and rates, ability to renew contracts and estimates of future commodity prices. In estimating cash flows, MidAmerican Funding incorporates current market information as well as historical factors.

Accrued Pension and Postretirement Expense

MidAmerican Energy sponsors defined benefit pension and other postretirement benefit plans that cover substantially all of the employees of MidAmerican Energy Holdings and its domestic energy subsidiaries, other than PacifiCorp. Effective with the adoption of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” as of December 31, 2006, the funded status of defined benefit pension and postretirement plans must be recognized in the balance sheet. Funded status is the fair value of plan assets minus the benefit obligation as of the measurement date. As of December 31, 2006, MidAmerican Energy recognized an asset totaling $66.6 million for the over-funded status and a liability totaling $37.7 million for the under-funded status of MidAmerican Energy’s defined benefit other postretirement benefit plans.

The expense and benefit obligations relating to these pension and other postretirement benefit plans are based on actuarial valuations. Inherent in these valuations are key assumptions, including discount rates, expected returns on plan assets, and health care cost trend rates. These actuarial assumptions are reviewed annually and modified as appropriate. MidAmerican Energy believes that the assumptions utilized in recording obligations under the plans are reasonable based on prior experience, market conditions and the advice of plan actuaries. Refer to Note (16) of the Consolidated Financial Statements in Item 8 for disclosures about MidAmerican Energy’s pension and other postretirement benefit plans, including key assumptions used to calculate the funded status and net periodic cost for these plans as of and for the year ended December 31, 2006.

In establishing its assumption as to the expected return on assets, MidAmerican Energy reviews the expected asset allocation and develops return assumptions for each asset class based on historical performance and independent advisors’ forward-looking views of the financial markets. Pension and other postretirement benefit expenses increase as the expected rate of return on retirement plan and other postretirement benefit plan assets decreases. MidAmerican Energy regularly reviews its actual asset allocations and periodically rebalances its investments to its targeted allocations when considered appropriate.

MidAmerican Energy chooses a discount rate based upon high quality fixed-income investment yields in effect as of the measurement date. The pension and other postretirement benefit liabilities, as well as expenses, increase as the discount rate is reduced.

MidAmerican Energy chooses a health care cost trend rate that reflects the near and long-term expectations of increases in medical costs and corresponds to the expected benefit payment periods. The health care cost trend rate gradually declines to 5.00% by 2010 at which point the rate is assumed to remain constant. Refer to Note (16) of Notes to Consolidated Financial Statements included in Item 8 for health care cost trend rate sensitivity disclosures.

The actuarial assumptions used may differ materially from period to period due to changing market and economic conditions. These differences may result in a significant impact to the amount of pension and other postretirement benefit expense, assets and liabilities recorded. If changes were to occur for the following assumptions, the approximate effect on the financial statements of the total plan before allocations to affiliates would be as follows (in thousands):

			Other Postretirement
	Pension Plans		Benefit Plans
	+0.5%	-0.5%	+0.5%	-0.5%

Effect on December 31, 2006, benefit obligations:
Discount rate	$(34,377)	$37,574	$(13,570)	$14,936

Effect on periodic benefit cost:
Discount rate	(980)	1,022	(879)	830
Expected return on assets	(2,746)	2,746	(740)	740

A variety of factors, including the plan funding practices of MidAmerican Energy, have an affect on the funded status of the plans. The Pension Protection Act of 2006 imposed generally more stringent funding requirements for defined benefit pension plans, particularly for those significantly underfunded, and allowed for greater tax deductible contributions to such plans than previous rules permitted under the Employee Retirement Income Security Act. As a result of the Pension Protection Act of 2006, MidAmerican Energy does not anticipate any significant changes to the amount of funding previously anticipated through 2007; however, depending upon a variety of factors that impact the funded status of the plan, including actual asset returns, discount rates and plan changes, it may be required to accelerate contributions to its pension plans for periods after 2007, and there may be more volatility in annual contributions than historically experienced, which could have a material impact on financial results.

Income Taxes

In determining MidAmerican Energy’s and MidAmerican Funding’s tax liabilities, management is required to interpret complex tax laws and regulations. MidAmerican and Energy and MidAmerican Funding are subject to continuous examinations by federal, state and local tax authorities that may give rise to different interpretations of these complex laws and regulations. Due to the nature of the examination process, it generally takes years before these examinations are completed and these matters are resolved. The Internal Revenue Service has closed examination of MidAmerican Energy and MidAmerican Funding through 2001. Although the ultimate resolution of their federal and state tax examinations is uncertain, each believes it has made adequate provisions for its tax positions, and the aggregate amount of any additional tax liabilities that may result from these examinations, if any, will not have a material adverse affect on MidAmerican Energy’s or MidAmerican Funding’s financial results.

MidAmerican Energy is required to pass income tax benefits related to certain accelerated tax depreciation and other property-related basis differences on to its customers in Iowa. These amounts were recognized as regulatory assets, which totaled $164.8 million and $146.0 million as of December 31, 2006 and 2005, respectively, and will be included in rates when the temporary differences reverse. Management believes the existing regulatory assets are probable of recovery. If it becomes no longer probable that these costs will be recovered, the assets would be written-off and recognized in earnings.

MidAmerican Funding and MidAmerican Energy recognize deferred tax assets and liabilities based on differences between the financial statement and tax bases of assets and liabilities using estimated tax rates in effect for the year in which the differences are expected to reverse.

Revenue Recognition - Unbilled Revenue

Revenue from electric customers is recognized as electricity is delivered to customers and includes amounts for services rendered. Revenue from the sale, transportation and distribution of natural gas is recognized when either the service is provided or the product is delivered.

For MidAmerican Energy, the determination of sales to individual customers is based on the reading of their meters, which is performed on a systematic basis throughout the month. At the end of each month, MidAmerican Energy records unbilled revenues representing an estimate of the amount customers will be billed for energy provided between the meter-reading dates and the end of that month. This estimate is reversed in the following month and actual revenue is recorded based on subsequent meter readings.

The monthly unbilled revenues of MidAmerican Energy are determined by the estimation of unbilled energy provided during the period, the assignment of unbilled energy provided to customer classes and the average rate per customer class. Factors that can impact the estimate of unbilled energy provided include, but are not limited to, seasonal weather patterns, historical trends, line losses, economic impacts and composition of customer classes. Unbilled revenues were $94.3 million as of December 31, 2006.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

MidAmerican Energy’s Consolidated Balance Sheets include assets and liabilities whose fair values are subject to market risks. MidAmerican Energy’s significant market risks are primarily associated with commodity prices and interest rates and are addressed below. MidAmerican Energy is also subject to credit risk related to its wholesale energy marketing activities, as discussed below. Refer to Note (11) of Notes to Consolidated Financial Statements in Item 8 for additional information regarding MidAmerican Energy’s accounting for derivative contracts.

Commodity Price Risk

MidAmerican Energy is subject to significant commodity risk. Exposures include variations in the price of wholesale electricity that is purchased and sold, fuel costs to generate electricity, and natural gas supply for regulated retail gas customers. Electricity and natural gas prices are subject to wide price swings as demand responds to, among many other items, changing weather, limited storage, transmission and transportation constraints, and lack of alternative supplies from other areas. To mitigate a portion of the risk, MidAmerican Energy uses derivative instruments, including forwards, futures, options and other over-the-counter agreements, to effectively secure future supply or sell future production at fixed prices. The settled cost of these contracts is generally recovered from customers in regulated rates. Accordingly, the net unrealized gains and losses associated with interim price movements on contracts that are accounted for as derivatives, and amounts that are probable of recovery in retail rates, are recorded as regulatory net assets or liabilities. Financial results may be negatively impacted if the costs of wholesale electricity, fuel and or natural gas are higher than what is permitted to be recovered in regulated retail rates.
MidAmerican Energy also uses futures, options and swap agreements to economically hedge gas and electric commodity prices for physical delivery to nonregulated customers. MidAmerican Energy does not engage in a material amount of proprietary trading activities.

The table that follows summarizes MidAmerican Energy’s commodity risk on energy derivative contracts as of December 31, 2006, and shows the effects of a hypothetical 10% increase and a 10% decrease in market prices as of that date. The selected hypothetical change does not reflect what could be considered the best or worst case scenarios (in millions):

	Fair Value	Hypothetical Price Change	Estimated Fair Value after Hypothetical Change in Price
As of December 31, 2006	$(42.2)	10% increase	$(31.1)
		10% decrease	$(53.4)

Interest Rate Risk

MidAmerican Energy -

As of December 31, 2006, MidAmerican Energy had fixed-rate long-term debt totaling $1.71 billion with a fair value of $1.72 billion. Because of their fixed interest rates, these instruments do not expose MidAmerican Energy to the risk of earnings loss due to changes in market interest rates. However, the fair value of these instruments would decrease by approximately $101 million if interest rates were to increase by 10% from their levels at December 31, 2006. Comparatively, as of December 31, 2005, MidAmerican Energy had fixed-rate long-term debt totaling $1.52 billion with a fair value of $1.56 billion. The fair value of these instruments would have decreased by approximately $78 million if interest rates had increased by 10% from their levels at December 31, 2005. In general, such a decrease in fair value would impact earnings and cash flows only if MidAmerican Energy were to reacquire all or a portion of these instruments prior to their maturity.

As of December 31, 2006 and 2005, MidAmerican Energy had long-term floating rate obligations totaling $120 million that expose MidAmerican Energy to risk of increased interest expense in the event of increases in short-term interest rates. This market risk is not hedged as of December 31, 2006. The carrying value of the long-term floating rate obligations as of December 31, 2006, approximated fair value. If the floating interest rates were to increase by 10% from December 31, levels, it would not have a material effect on MidAmerican Energy’s interest expense for either year.

MidAmerican Funding -

As of December 31, 2006, MidAmerican Funding had fixed-rate long-term debt totaling $700 million with a fair value of $754 million. Because of their fixed interest rates, these instruments do not expose MidAmerican Funding to the risk of earnings loss due to changes in market interest rates. However, the fair value of these instruments would decrease by approximately $30 million if interest rates were to increase by 10% from their levels at December 31, 2006. Comparatively, as of December 31, 2005, MidAmerican Funding had fixed-rate long-term debt totaling $700 million with a fair value of $757 million. The fair value of these instruments would have decreased by approximately $32 million if interest rates had increased by 10% from their levels at December 31, 2005. In general, such a decrease in fair value would impact earnings and cash flows only if MidAmerican Funding were to reacquire all or a portion of these instruments prior to their maturity.

Credit Risk

MidAmerican Energy extends unsecured credit to other utilities, energy marketers, financial institutions and certain commercial and industrial end-users in conjunction with wholesale energy marketing activities. MidAmerican Energy analyzes the financial condition of each wholesale counterparty before entering into any transactions, establishes limits on the amount of unsecured credit to be extended to each counterparty, and evaluates the appropriateness of unsecured credit limits on an ongoing basis. Credit exposures relative to approved limits are monitored daily, with all exceptions to approved limits reported to senior management. MidAmerican Energy defines credit exposure as the potential loss in value in the event of non-payment or non-performance by a counterparty, which includes not only accounts receivable, but also the replacement, or mark-to-market value of contracts for future performance. MidAmerican Energy seeks to negotiate contractual arrangements with wholesale counterparties to provide for net settlement of monthly accounts receivable and accounts payable and net settlement of contracts for future performance in the event of default. Accounts payable are deducted from calculations of credit exposure for counterparties with whom such contractual arrangements exist. MidAmerican Energy also seeks to negotiate contractual arrangements that provide for the exchange of collateral in the event that credit exposure to a particular counterparty (1) exceeds a specified threshold or (2) in the event of a material adverse change in such counterparty’s financial condition or downgrade in its credit ratings to below “investment grade” by a nationally recognized statistical rating organization such as Moody’s or Standard & Poor’s. MidAmerican Energy periodically requests and receives collateral, typically in the form of cash or letters of credit, from counterparties with credit exposure in excess of established limits. As of December 31, 2006, 82.6% of MidAmerican Energy’s credit exposure, net of collateral, from wholesale operations was with counterparties having “investment grade” credit ratings from Moody’s or Standard & Poor’s, while an additional 14.9% of MidAmerican Energy’s credit exposure, net of collateral, from wholesale operations was with counterparties having financial characteristics deemed equivalent to “investment grade” by MidAmerican Energy based on internal review. MidAmerican Energy had credit exposure to a single counterparty of 19.1% of aggregate credit exposure, net of collateral, to all wholesale counterparties as of December 31, 2006. The counterparty has investment grade credit ratings from both Moody’s and Standard & Poor’s, and MidAmerican Energy is not aware of any factors that would likely result in a downgrade of the counterparty’s credit ratings to below investment grade over the remaining term of transactions outstanding as of December 31, 2006.

MidAmerican Energy’s credit exposure with respect to wholesale natural gas, electricity, and derivatives transactions is summarized below as of December 31, 2006 (dollars in thousands).

				% of
Credit Rating Equivalent	Credit	Collateral	Credit Exposure,	Credit Exposure,
(Standard & Poor’s/Moody’s)	Exposure	Held	Net of Collateral	Net of Collateral

AA-/Aa3 and above	$12,184	$-	$12,184	26.2%
A-/A3 to A+/A1	9,924	-	9,924	21.3
BBB-/Baa3 to BBB+/Baa1	16,353	-	16,353	35.1
BB-/Ba3 to BB+/Ba1	907	-	907	2.0
B+/B1 or lower	3,631	4,500	-	-
Unrated	11,258	7,150	7,180	15.4
Total credit exposure	$54,257	$11,650	$46,548	100.0%

Item 8.     Financial Statements and Supplementary Data

MidAmerican Energy Company and Subsidiary

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder
MidAmerican Energy Company
Des Moines, Iowa

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of MidAmerican Energy Company and subsidiary (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, comprehensive income, cash flows and retained earnings for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MidAmerican Energy Company and subsidiary as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”, as of December 31, 2006.

/s/ Deloitte & Touche LLP

Des Moines, Iowa
February 27, 2007

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands)

	As of December 31,
	2006	2005
ASSETS
Utility Plant, Net
Electric	$6,366,054	$5,933,387
Gas	1,031,341	992,834
	7,397,395	6,926,221
Accumulated depreciation and amortization	(3,261,001)	(3,096,933)
	4,136,394	3,829,288
Construction work in progress	866,677	596,458
	5,003,071	4,425,746
Current Assets
Cash and cash equivalents	8,765	70,914
Short-term investments	15,000	25,425
Receivables, less allowances of $9,565 and $10,872, respectively	393,504	463,630
Inventories	113,343	84,923
Other	163,192	60,921
	693,804	705,813

Investments and Nonregulated Property, Net	409,533	359,690
Regulatory Assets	273,242	237,201
Other Assets	129,943	135,687
Total Assets	$6,509,593	$5,864,137

CAPITALIZATION AND LIABILITIES

Capitalization
Common shareholder’s equity	$1,950,779	$1,744,882
MidAmerican Energy preferred securities	30,329	30,329
Long-term debt, excluding current portion	1,819,389	1,471,251
	3,800,497	3,246,462
Current Liabilities
Current portion of long-term debt	1,620	160,509
Accounts payable	497,672	359,496
Taxes accrued	99,150	84,122
Interest accrued	32,407	14,488
Other	171,391	106,337
	802,240	724,952
Other Liabilities
Deferred income taxes	471,369	460,056
Investment tax credits	40,569	43,962
Asset retirement obligations	173,204	191,117
Regulatory liabilities	989,044	763,155
Other	232,670	434,433
	1,906,856	1,892,723
Total Capitalization and Liabilities	$6,509,593	$5,864,137

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Years Ended December 31,
	2006	2005	2004
Operating Revenues
Regulated electric	$1,779,482	$1,513,239	$1,421,709
Regulated gas	1,111,635	1,322,717	1,010,909
Nonregulated	556,814	324,381	263,735
	3,447,931	3,160,337	2,696,353
Operating Expenses
Regulated:
Cost of fuel, energy and capacity	672,040	476,618	404,615
Cost of gas sold	888,470	1,098,410	789,975
Other operating expenses	401,958	380,811	374,810
Maintenance	156,199	150,740	164,821
Depreciation and amortization	273,565	267,628	264,952
Property and other taxes	97,199	95,064	92,637
	2,489,431	2,469,271	2,091,810
Nonregulated:
Cost of sales	522,108	290,890	230,567
Other	15,217	19,052	17,580
	537,325	309,942	248,147
Total operating expenses	3,026,756	2,779,213	2,339,957

Operating Income	421,175	381,124	356,396

Non-Operating Income
Interest and dividend income	8,965	6,016	4,401
Allowance for equity funds	37,241	24,433	18,949
Other income	9,658	7,128	6,340
Other expense	(2,988)	(4,198)	(3,615)
	52,876	33,379	26,075
Fixed Charges
Interest on long-term debt	93,368	80,485	71,949
Other interest expense	11,846	8,409	5,728
Allowance for borrowed funds	(16,109)	(10,544)	(7,816)
	89,105	78,350	69,861

Income Before Income Taxes	384,946	336,153	312,610
Income Taxes	118,270	114,856	102,155

Net Income	266,676	221,297	210,455
Preferred Dividends	1,247	1,247	1,245

Earnings on Common Stock	$265,429	$220,050	$209,210

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,
	2006	2005	2004

Earnings on Common Stock	$265,429	$220,050	$209,210

Other Comprehensive Income (Loss)
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) during period-
Before income taxes	(22,402)	-	-
Income tax benefit	8,912	-	-
	(13,490)	-	-
Less realized gains (losses) reflected in net income during period-
Before income taxes	(2,215)	-	682
Income tax (expense) benefit	893	-	(283)
	(1,322)	-	399
Net unrealized gains (losses)	(12,168)	-	(399)

Minimum pension liability adjustment:
Before income taxes	(22)	(4,512)	-
Income tax (expense) benefit	9	1,876	-
	(13)	(2,636)	-

Other comprehensive income (loss)	(12,181)	(2,636)	(399)

Comprehensive Income	$253,248	$217,414	$208,811

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2006	2005	2004

Net Cash Flows From Operating Activities
Net income	$266,676	$221,297	$210,455
Adjustments to reconcile net income to net cash provided:
Depreciation and amortization	274,622	268,943	266,207
Deferred income taxes and investment tax credit, net	(1,714)	(569)	35,531
Amortization of other assets and liabilities	25,984	27,667	18,210
Impact of changes in working capital-
Receivables, net	59,585	(116,922)	(28,697)
Inventories	(28,420)	5,023	(4,181)
Accounts payable	(75,709)	90,895	29,310
Taxes accrued	15,574	(5,602)	(1,748)
Other current assets and liabilities	34,381	(8,144)	9,436
Other, net	(10,984)	(19,422)	(11,029)
Net cash provided by operating activities	559,995	463,166	523,494

Net Cash Flows From Investing Activities
Utility construction expenditures	(757,327)	(699,061)	(631,962)
Quad Cities Station decommissioning trust fund	(8,299)	(8,299)	(8,299)
Purchases of available-for-sale securities	(852,931)	(563,330)	(748,801)
Proceeds from sales of available-for-sale securities	850,628	564,025	691,133
Other, net	16,654	17,635	18,004
Net cash used in investing activities	(751,275)	(689,030)	(679,925)

Net Cash Flows From Financing Activities
Dividends paid	(51,247)	(1,247)	(1,245)
Issuance of long-term debt, net of issuance cost	346,144	296,466	347,769
Retirement of long-term debt, including reacquisition cost	(160,591)	(90,850)	(56,168)
Net decrease in notes payable	-	-	(48,000)
Other	(5,175)	4,296	(963)
Net cash provided by financing activities	129,131	208,665	241,393

Net Increase (Decrease) in Cash and Cash Equivalents	(62,149)	(17,199)	84,962
Cash and Cash Equivalents at Beginning of Year	70,914	88,113	3,151
Cash and Cash Equivalents at End of Year	$8,765	$70,914	$88,113

Supplemental Disclosure:
Interest paid, net of amounts capitalized	$57,641	$66,441	$56,985
Income taxes paid	$106,873	$125,531	$68,348

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CAPITALIZATION
(In thousands, except share amounts)

	As of December 31,
	2006		2005

Common Shareholder’s Equity
Common shares, no par; 350,000,000 shares authorized; 70,980,203 shares outstanding	$561,162		$561,162
Retained earnings	1,401,785		1,186,356
Accumulated other comprehensive income:
Unrealized loss on cash flow hedges	(12,168)		-
Minimum pension liability adjustment	-		(2,636)
	1,950,779	51.3%	1,744,882	53.8%
Preferred Securities (100,000,000 shares authorized)
Cumulative shares outstanding; not subject to mandatory redemption:
$3.30 Series, 49,451 shares	4,945		4,945
$3.75 Series, 38,305 shares	3,831		3,831
$3.90 Series, 32,630 shares	3,263		3,263
$4.20 Series, 47,362 shares	4,736		4,736
$4.35 Series, 49,945 shares	4,994		4,994
$4.40 Series, 35,697 shares	3,570		3,570
$4.80 Series, 49,898 shares	4,990		4,990
	30,329	0.8%	30,329	0.9%
Long-Term Debt, Excluding Current Portion
Pollution control revenue obligations:
6.1% Series due 2007	-		1,000
5.95% Series, due 2023 (general mortgage bond-secured)	29,030		29,030
Variable rate series (2006- 3.97%, 2005- 3.59%) -
Due 2016 and 2017	37,600		37,600
Due 2023 (general mortgage bond-secured)	28,295		28,295
Due 2023	6,850		6,850
Due 2024	34,900		34,900
Due 2025	12,750		12,750
Notes:
5.125% Series, due 2013	275,000		275,000
4.65% Series, due 2014	350,000		350,000
6.75% Series, due 2031	400,000		400,000
5.75% Series, due 2035	300,000		300,000
5.8% Series, due 2036	350,000		-
Obligation under capital lease	578		1,184
Unamortized debt premium and discount, net	(5,614)		(5,358)
	1,819,389	47.9%	1,471,251	45.3%
Total Capitalization	$3,800,497	100.0%	$3,246,462	100.0%

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
(In thousands)

	Years Ended December 31,
	2006	2005	2004

Beginning of Year	$1,186,356	$966,306	$757,096

Net Income	266,676	221,297	210,455

Deduct:
Dividends declared on preferred shares	1,247	1,247	1,245
Dividends declared on common shares	50,000	-	-
	51,247	1,247	1,245

End of Year	$1,401,785	$1,186,356	$966,306

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
INDEX

(1)	Company Organization	64

(2)	Summary of Significant Accounting Policies	64

(3)	Jointly Owned Utility Plant	70

(4)	Inventories	71

(5)	Investments and Nonregulated Property, Net	71

(6)	Regulatory Assets and Liabilities	73

(7)	Preferred Securities	74

(8)	Long-Term Debt	74

(9)	Short-Term Borrowings	74

(10)	Asset Retirement Obligations	75

(11)	Risk Management	76

(12)	Income Taxes	78

(13)	Non-Operating Other Income and Expense	79

(14)	Rate Matters	79

(15)	Commitments and Contingencies	80

(16)	Employee Benefit Plans	83

(17)	Fair Value of Financial Instruments	88

(18)	Segment Information	88

(19)	Related Party Transactions	90

(20)	Unaudited Quarterly Operating Results	91

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Company Organization

MidAmerican Energy Company (“MidAmerican Energy”) is a public utility with electric and natural gas operations and is the principal subsidiary of MHC Inc. (“MHC”). MHC has the following nonregulated subsidiaries: InterCoast Capital Company, MidAmerican Services Company, Midwest Capital Group, Inc. and MEC Construction Services Co. MHC is the direct wholly owned subsidiary of MidAmerican Funding, LLC, (“MidAmerican Funding”), which is an Iowa limited liability company with MidAmerican Energy Holdings Company (“MidAmerican Energy Holdings”) as its sole member. MidAmerican Energy Holdings is 87.8% owned by Berkshire Hathaway Inc. (“Berkshire Hathaway”).

(2)     Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of MidAmerican Energy and the subsidiary under its control. In accordance with accounting principles generally accepted in the United States of America (“GAAP”), the subsidiary, which is less than 100% owned but greater than 50% owned, is consolidated with a minority interest. All significant intercompany accounts and transactions have been eliminated, other than those between rate-regulated operations.

Reclassifications

Certain amounts in the 2005 and 2004 Consolidated Financial Statements and supporting note disclosures have been reclassified to conform to the 2006 presentation. The Consolidated Statements of Operations reflect the reclassification of electric transmission wheeling costs from Other Operating Expenses to Cost of Fuel, Energy and Capacity totaling $8.5 million for 2005 and $6.0 million for 2004. These reclassifications had no effect on previously reported net income. The Consolidated Balance Sheet as of December 31, 2005, reflects the reclassification of the current portion of deferred income taxes to Current Liabilities - Other totaling $11.8 million.

Use of Estimates in Preparation of Financial Statements

The preparation of the Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. These estimates include, but are not limited to, unbilled receivables, asset retirement obligations, valuation of energy contracts, the effects of regulation, the accounting for contingencies, including income tax, environmental and regulatory matters, and certain assumptions made in accounting for pension and postretirement benefits. Actual results may differ from the estimates used in preparing the Consolidated Financial Statements.

Accounting for the Effects of Certain Types of Regulation

MidAmerican Energy’s utility operations are subject to the regulation of the Iowa Utilities Board (“IUB”); the Illinois Commerce Commission (“ICC”); the South Dakota Public Utilities Commission, and the Federal Energy Regulatory Commission (“FERC”). MidAmerican Energy’s accounting policies and the accompanying consolidated financial statements conform to GAAP applicable to rate-regulated enterprises and reflect the effects of the ratemaking process.

MidAmerican Energy prepares its financial statements in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 71, “Accounting for the Effects of Certain Types of Regulation” (“SFAS No. 71”), which differs in certain respects from the application of GAAP by nonregulated businesses. In general, SFAS No. 71 recognizes that accounting for rate-regulated enterprises should reflect the economic effects of regulation. As a result, a regulated entity is required to defer the recognition of expenses or income if it is probable that, through the rate-making process, there will be a corresponding increase or decrease in future rates. Accordingly, MidAmerican Energy has deferred certain expenses and income that will be recognized in earnings over various future periods.

Management continually evaluates the applicability of SFAS No. 71 and assesses whether its regulatory assets are probable of future recovery by considering factors such as a change in the regulator’s approach to setting rates from cost-based rate making to another form of regulation, other regulatory actions or the impact of competition, which could limit MidAmerican Energy’s ability to recover its costs. Based upon this continual assessment, management believes the application of SFAS No. 71 continues to be appropriate and its existing regulatory assets are probable of recovery. If it becomes no longer probable that these costs will be recovered, the regulatory assets and regulatory liabilities would be written off and recognized in operating income.

Cash Equivalents

Cash equivalents consist of funds invested in commercial paper, money market securities and in other investments with a maturity of three months or less when purchased.

Short-term Investments

Short-term investments consist of auction rate securities, which are classified as available-for-sale securities as management does not intend to hold them to maturity nor are they bought and sold with the objective of generating profits on short-term differences in price. Auction rate securities are not considered cash equivalents due to their stated maturities.

Investments

MidAmerican Energy’s management determines the appropriate classification of investments in debt securities and equity securities at the acquisition date and re-evaluates the classifications at each balance sheet date. Substantially all of MidAmerican Energy’s investments in debt and equity securities recorded on the Consolidated Balance Sheets are held in nuclear decommissioning trusts. Refer to Note (5) for additional discussion of MidAmerican Energy’s investments.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on MidAmerican Energy’s assessment of the collectibility of payments from its customers. This assessment requires judgment regarding the outcome of pending disputes, arbitrations and the ability of customers to pay the amounts owed to MidAmerican Energy.

Derivatives

MidAmerican Energy employs a number of different derivative instruments in connection with its electric and natural gas and interest rate risk management activities, including forward purchases and sales, futures, swaps and options. Derivative instruments are recorded in the Consolidated Balance Sheets at fair value as either assets or liabilities unless they are designated as, and qualify for, the normal purchases and normal sales exemptions afforded by GAAP. Contracts that qualify as normal purchases or normal sales are not marked to market.

For all contracts designated as hedge relationships (“hedge contracts”), MidAmerican Energy maintains formal documentation of the hedge. In addition, at inception and on a quarterly basis, MidAmerican Energy formally assesses whether the hedge contracts are highly effective in offsetting changes in cash flows or fair values of the hedged items. MidAmerican Energy documents hedging activity by transaction type and risk management strategy.

Changes in the fair value of a derivative designated and qualified as a cash flow hedge, to the extent effective, are included in the Consolidated Balance Sheets and the Consolidated Statements of Capitalization as a component of Common Shareholder’s Equity, until the hedged item is recognized in income. MidAmerican Energy discontinues hedge accounting prospectively when it has determined that a derivative no longer qualifies as an effective hedge, or when it is no longer probable that the hedged forecasted transaction will occur. When hedge accounting is discontinued because the derivative no longer qualifies as an effective hedge, future changes in the value of the derivative are charged to earnings. Gains and losses related to discontinued hedges that were previously recorded in Accumulated Other Comprehensive Income (“AOCI”) will remain there until the hedged item is realized, unless it is probable that the hedged forecasted transaction will not occur, at which time associated deferred amounts in AOCI are immediately recognized in current earnings.

Certain derivative electric and gas contracts utilized by the regulated operations of MidAmerican Energy are recoverable through rates. Accordingly, unrealized changes in fair value of these contracts are deferred as regulatory assets or liabilities pursuant to SFAS No. 71.

Derivative contracts for commodities used in MidAmerican Energy’s normal business operations that are settled by physical delivery, among other criteria, are eligible for and may be designated as normal purchases and normal sales pursuant to the exemption provided by GAAP. Recognition of these contracts in operating revenue or cost of sales in the Consolidated Statements of Operations occurs when the contracts settle.

When available, quoted market prices or prices obtained through external sources are used to measure a contract’s fair value. For contracts without available quoted market prices, fair value is determined based on internally developed modeled prices.

Inventories

Inventories are valued at the lower of average cost or market, except for natural gas in storage, which is valued at the lower of last-in-first-out or market. Refer to Note (4) for detail of inventories as of December 31, 2006 and 2005.

Utility Plant, Net

General

Utility plant is recorded at historical cost. MidAmerican Energy capitalizes all construction related material, direct labor costs and contract services, as well as indirect construction costs, which include an allowance for funds used during construction, as discussed below. The cost of major additions and betterments are capitalized, while costs for replacements, maintenance, and repairs that do not improve or extend the lives of the respective assets are charged to maintenance expense.

When MidAmerican Energy retires utility plant, it charges the original cost to accumulated depreciation. The cost of removal is charged against the cost of removal regulatory liability that was established through depreciation rates. Generally, when regulated assets are sold, the cost is removed from the property accounts and the related accumulated depreciation and amortization accounts are reduced, and the residual gain or loss is deferred and subsequently amortized through future depreciation rates. Any gain or loss on disposals of nonregulated assets is recorded in income or expense.

MidAmerican Energy records an allowance for funds used during construction (“AFUDC”), which represents the estimated debt and equity costs of capital funds necessary to finance the construction of regulated facilities. AFUDC is computed based on guidelines set forth by the FERC and capitalized as a component of utility plant cost, with offsetting credits to earnings. After construction is completed, MidAmerican Energy is permitted to earn a return on these costs by their inclusion in rate base, as well as recover these costs through depreciation expense over the useful life of the related assets.

Depreciation and amortization for MidAmerican Energy’s utility operations are based on straight-line composite rates. In November 2004, MidAmerican Energy changed the assumed life of Quad Cities Station pursuant to a 20-year extension to the operating license of the plant by the Nuclear Regulatory Commission. As a result of the change in estimated useful life, net income for 2005 was increased by $6.7 million, prior to the effect of the Iowa revenue sharing arrangement. The average depreciation and amortization rates applied to depreciable utility plant for the years ended December 31 were as follows:

	2006	2005	2004

Electric	3.7%	3.8%	4.0%
Gas	3.3%	3.4%	3.4%

Depreciation and amortization expense for 2006, 2005 and 2004 also includes $42.4 million, $40.9 million and $50.8 million, respectively, for a regulatory charge pursuant to the terms of a series of electric rate settlement agreements in Iowa. Refer to Note (14) for further discussion. Additionally, depreciation expense for each year presented includes an $8.3 million charge, which is equal to the level of MidAmerican Energy’s funding into external trusts for the estimated annual decommissioning costs of the Quad Cities Station.

Asset Retirement Obligations

MidAmerican Energy recognizes legal asset retirement obligations (“ARO”), mainly related to the decommissioning of nuclear generation assets. The fair value of a liability for a legal ARO is recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset, which is then depreciated over the remaining useful life of the asset. Subsequent to the initial recognition, the liability is adjusted for any revisions to the expected value of the retirement obligation (with corresponding adjustments to utility plant) and for accretion of the liability due to the passage of time. The difference between the ARO liability, the corresponding ARO asset included in utility plant and amounts recovered in rates to satisfy such liabilities is recorded as a regulatory asset or liability. Estimated removal costs that MidAmerican Energy recovers through approved depreciation rates but that do not meet the requirements of a legal ARO are accumulated in asset retirement removal costs within regulatory liabilities in the Consolidated Balance Sheets.

Impairment

MidAmerican Energy evaluates long-lived assets, including utility plant, when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or the assets meet the criteria of held for sale. Upon the occurrence of a triggering event, the asset is reviewed to assess whether the estimated undiscounted cash flows expected from the use of the asset plus residual value from the ultimate disposal exceeds the carrying value of the asset. If the carrying value exceeds the estimated recoverable amounts, the asset is written down to the estimated discounted present value of the expected future cash flows from using the asset. The resulting impairment loss is reflected in the Consolidated Statement of Operations. The impacts of regulation are considered when evaluating the carrying value of regulated assets.

Revenue Recognition

Revenue from electric customers is recognized as electricity is delivered to customers and includes amounts for services rendered. Revenue from the sale, transportation and distribution of natural gas is recognized when either the service is provided or the product is delivered. Amounts recognized include unbilled as well as billed amounts.

Unbilled revenues are an estimate of the amount customers will be billed for services rendered between the meter reading dates in a particular month and the end of that month. Accrued unbilled revenues were $94.3 million and $91.7 million at December 31, 2006 and 2005, respectively, and are included in Receivables on the Consolidated Balance Sheets.

All of MidAmerican Energy’s regulated retail gas sales are subject to energy adjustment clauses. MidAmerican Energy also has costs that are recovered, at least in part, through bill riders, including energy efficiency costs. The clauses and riders allow MidAmerican Energy to adjust the amounts charged for electric and gas service as the related costs change. The costs recovered in revenues through use of the adjustment clauses and bill riders are charged to expense in the same period the related revenues are recognized. At any given time, these costs may be over or under collected from customers. The total under collection included in Receivables at December 31, 2006 and 2005, was $33.9 million and $89.5 million, respectively.

In 2006, MidAmerican Energy changed its management strategy with regard to certain nonregulated end-use gas contracts. This change resulted in recording prospectively the related revenues and cost of sales on a gross, rather than net, basis in accordance with Emerging Issues Task Force Issues No. 02-3, “Recognition and Reporting of Gains and Losses on Energy Trading Contracts Under Issues No. 98-10 and 00-17.” Cost of sales netted in revenues for such end-use gas contracts totaled $289.2 million and $193.8 million for 2005 and 2004, respectively.

Sales and Excise Tax

MidAmerican Energy collects from its customers sales and excise taxes assessed by governmental authorities on transactions with customers and later remits the collected taxes to the appropriate authority. If the obligation to pay a particular tax resides with the customer, MidAmerican Energy reports such taxes collected on a net basis and, accordingly, they do not affect the Consolidated Statement of Operations. Taxes for which the obligation resides with MidAmerican Energy are reported on a gross basis in operating revenues and operating expenses. The amounts reported on a gross basis are not material.

Unamortized Debt Premiums, Discounts and Financing Costs

Premium, discounts and financing costs incurred during the issuance of long-term debt are amortized over the term of the related financing.

Income Taxes

Effective February of 2006, MidAmerican Energy Holdings and subsidiaries will be included in the Berkshire Hathaway consolidated U.S. federal and certain consolidated state income tax returns. This resulted from Berkshire Hathaway, converting its convertible preferred stock of MidAmerican Energy Holdings into shares of MidAmerican Energy Holdings common stock on February 9, 2006. MidAmerican Energy’s and MidAmerican Funding’s income tax liability is computed on a stand-alone basis.

Deferred tax assets and liabilities are based on differences between the financial statements and tax bases of assets and liabilities using the estimated rates in effect for the year in which the differences are expected to reverse. Changes in deferred income tax assets and liabilities that are associated with components of other comprehensive income are charged or credited directly to other comprehensive income. Other changes in deferred income tax assets and liabilities are included as a component of income tax expense.

MidAmerican Energy is required to pass income tax benefits related to certain accelerated tax depreciation and other property-related basis differences on to its customers in Iowa. These amounts were recognized as a regulatory asset totaling $164.8 million and $146.0 million as of December 31, 2006 and 2005, respectively, and will be included in rates when the temporary differences reverse. Management believes the existing regulatory asset is probable of recovery. If it becomes probable that these costs will not be recovered, the asset would be written off and recognized in earnings.

Investment tax credits are generally deferred and amortized over the estimated useful lives of the related properties or as prescribed by various regulatory jurisdictions.

In determining MidAmerican Energy’s and MidAmerican Funding’s tax liabilities, management is required to interpret complex tax laws and regulations. MidAmerican Energy and MidAmerican Funding are subject to continuous examinations by federal, state and local tax authorities that may give rise to different interpretations of these complex laws and regulations. Due to the nature of the examination process, it generally takes years before these examinations are completed and these matters are resolved. The Internal Revenue Service has closed examination of MidAmerican Energy and MidAmerican Funding through 2001. Although the ultimate resolution of their federal and state tax examinations is uncertain, each believes it has made adequate provisions for its tax positions and that the aggregate amount of additional tax liabilities that may result from these examinations, if any, will not have a material adverse affect on MidAmerican Energy’s or MidAmerican Funding’s financial results. MidAmerican Energy’s and MidAmerican Funding’s provisions for tax uncertainties are included in taxes accrued and other long-term liabilities, as appropriate, in their respective Consolidated Balance Sheets.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not impose fair value measurements on items not already accounted for at fair value; rather it applies, with certain exceptions, to other accounting pronouncements that either require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. MidAmerican Funding and MidAmerican Energy are currently evaluating the impact of adopting SFAS No. 157 on their respective consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires an employer to recognize in its statement of financial position the over- or under-funded status of a defined benefit postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation. SFAS No. 158 also requires entities to recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period, but were not recognized as components of net periodic benefit cost of the period pursuant to SFAS No. 87, “Employers’ Accounting for Pensions” (“SFAS No. 87”) and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”(“SFAS No. 106”). MidAmerican Energy recognizes as regulatory assets (liabilities) the majority of the amounts attributable to MidAmerican Energy Holdings’ domestic regulated operations that would otherwise be charged to other comprehensive income, net of tax, pursuant to SFAS No. 71, and amounts that are allocable to affiliates are recorded as receivables from or payables to affiliates. SFAS No. 158 does not impact the calculation of net periodic benefit cost, and the amounts recognized in either accumulated other comprehensive income or regulatory assets (liabilities) will be adjusted as they are subsequently recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of SFAS No. 87 and SFAS No. 106.

MidAmerican Energy adopted SFAS No. 158 as of December 31, 2006. The incremental impact of adopting SFAS No. 158 on the Consolidated Balance Sheets of MidAmerican Energy and MidAmerican Funding as of December 31, 2006, is as follows (in millions):

Increase (Decrease)
Regulatory assets	$34.5
Other assets	73.6
Common shareholder’s/Member’s equity (1)	2.6
Deferred income taxes	(21.7)
Regulatory liabilities	122.2
Other Liabilities - Other	5.0

(1)
Common shareholder’s equity relates to MidAmerican Energy, and Member’s equity relates to MidAmerican Funding. Pursuant to SFAS No. 158, the impact on accumulated other comprehensive income of adopting SFAS No. 158 is reflected as a cumulative change and is not recognized in comprehensive income in the year of adoption.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return. Guidance is also provided on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. MidAmerican Energy is required to adopt FIN 48 in the first quarter of 2007. MidAmerican Energy is currently evaluating the impact and, based on its assessment to date, does not believe the adoption of FIN 48 will have a material effect on its financial results.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option may only be made at initial recognition of the asset or liability or upon a re-measurement event that gives rise to new-basis accounting. The decision about whether to elect the fair value option is applied on an instrument-by-instrument basis, is irrevocable and is applied only to an entire instrument and not only to specified risks, cash flows or portions of that instrument. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. MidAmerican Energy is currently evaluating the impact of adopting SFAS No. 159 on its financial results.

(3)     Jointly Owned Utility Plant

Under joint ownership agreements with other utilities, MidAmerican Energy, as a tenant in common, has undivided interests in jointly owned generation and transmission facilities. MidAmerican Energy accounts for its proportional share of each facility, and each joint owner has provided financing for its share of each generating plant or transmission line. Operating costs of each facility are assigned to joint owners based on ownership percentage or energy purchased, depending on the nature of the cost. Operating Expenses on the Consolidated Statements of Operations include MidAmerican Energy’s share of the expenses of these facilities.

The amounts (in millions) shown in the table below represent MidAmerican Energy’s share in each jointly owned facility as of December 31, 2006.

	Company	Plant in	Accumulated	Construction
	Share	Service	Depreciation	Work in Progress
Louisa Unit No. 1	88.0%	$563.8	$333.4	$71.8
Council Bluffs Unit No. 3	79.1	332.2	218.4	11.8
Quad Cities Unit Nos. 1 & 2	25.0	311.4	150.5	9.2
Ottumwa Unit No. 1	52.0	231.9	143.7	12.0
Neal Unit No. 4	40.6	169.0	118.2	0.1
Neal Unit No. 3	72.0	142.8	99.6	-
Transmission facilities (a)	Various	152.9	43.7	0.1
Total		$1,904.0	$1,107.5	$105.0

(a)     Transmission facilities include 345 and 161 kilovolt transmission lines.

(4)     Inventories

Inventories includes the following amounts as of December 31 (in thousands):

	2006	2005

Materials and supplies, at average cost	$48,966	$41,034
Natural gas in storage, at LIFO cost	33,567	23,174
Coal stocks, at average cost	25,575	17,668
Fuel oil, at average cost	4,438	2,747
Emission allowances, at average cost	797	300
Total	$113,343	$84,923

The current cost of natural gas in storage at December 31, 2006 and 2005 prices was $110.0 million and $148.2 million, respectively.

(5)     Investments and Nonregulated Property, Net

Investments and Nonregulated Property, Net includes the following amounts as of December 31 (in thousands):

	2006	2005

Nuclear decommissioning trusts	$258,816	$228,070
Rabbi trusts	124,158	115,267
Non-utility property, net of accumulated depreciation of $4,823 and $4,058, respectively	17,115	6,967
Coal transportation property, net of accumulated depreciation of $2,871 and $2,579, respectively	9,048	9,340
Other	396	46
Total	$409,533	$359,690

General

Investments held by the nuclear decommissioning trusts for the Quad Cities Station units are classified as available-for-sale and are reported at fair value. An amount equal to the net unrealized gains and losses on those investments is recorded as an adjustment to Regulatory Liabilities on the Consolidated Balance Sheets. Funds are invested in the trusts in accordance with applicable federal investment guidelines and are restricted for use as reimbursement for costs of decommissioning Quad Cities Station.

The investment in Rabbi trusts represents the cash surrender value of corporate-owned life insurance policies on certain key executives and the fair value of other related investments. The Rabbi trusts were established to hold investments used to fund the obligations of various nonqualified executive and director compensation plans and to pay the costs of the trusts.

Non-utility property consists of property such as land, computer software and other assets not recoverable for regulated utility purposes. In 2006, MidAmerican Energy constructed $9.2 million of currently non-recoverable utility transmission assets, which are being depreciated over 55 years. Other depreciable property consists primarily of computer software, which is amortized on a straight-line basis over five years.

The coal transportation property is owned and operated by CBEC Railway Inc., a subsidiary of MidAmerican Energy. The property is depreciated on a straight-line basis over 37 years.

Investments in Debt and Equity Securities

MidAmerican Energy’s investments in debt and equity securities, other than auction rate securities, consist of the investments in the Quad Cities Station nuclear decommissioning trusts. The amortized cost, gross unrealized gains and losses and estimated fair value of these investments as of December 31 were as follows (in thousands):

	2006
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale:
Equity securities	$88,824	$56,907	$(662)	$145,069
Municipal bonds	23,682	382	(60)	24,004
U. S. Government securities	54,094	461	(374)	54,181
Corporate securities	34,174	415	(125)	34,464
Cash equivalents	1,098	-	-	1,098
	$201,872	$58,165	$(1,221)	$258,816

	2005
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale:
Equity securities	$85,221	$44,537	$(2,087)	$127,671
Municipal bonds	21,309	319	(131)	21,497
U. S. Government securities	47,024	520	(402)	47,142
Corporate securities	31,243	527	(581)	31,189
Cash equivalents	571	-	-	571
	$185,368	$45,903	$(3,201)	$228,070

As of December 31, 2006, the debt securities held by the Quad Cities Station nuclear decommissioning trusts had the following maturities (in thousands):

	Available-For-Sale
	Amortized	Fair
	Cost	Value

Within 1 year	$3,363	$3,346
1 through 5 years	35,220	35,056
5 through 10 years	25,912	26,041
Over 10 years	47,455	48,206

The proceeds and gross realized gains and losses on the disposition of available-for-sale securities in the Quad Cities Station nuclear decommissioning trusts are shown in the following table (in thousands). Realized and unrealized gains and losses in the trusts are recorded in the regulatory liability related to the Quad Cities Station asset retirement obligation and do not impact earnings. Realized gains and losses are determined by specific identification.

	Years Ended December 31,
	2006	2005	2004

Proceeds from sales	$159,444	$90,041	$83,726
Gross realized gains	3,937	2,602	2,725
Gross realized losses	(1,566)	(2,174)	(822)

(6)     Regulatory Assets and Liabilities

Regulatory assets represent costs that are expected to be recovered in future charges to utility customers. Of the regulatory assets listed below, only the nuclear generation assets are included in rate base and earn a return. Recovery of the assets is estimated to be over the periods shown. MidAmerican Energy’s regulatory assets reflected on the Consolidated Balance Sheets consist of the following as of December 31 (in thousands):

	Average
	Remaining Life	2006	2005

Deferred income taxes, net (1)	27 years	$164,769	$145,967
Employee benefit plans (2)	16 years	45,748	11,694
Unrealized loss on regulated derivatives	1 year	35,793	45,431
Debt refinancing costs	8 years	9,816	11,998
Asset retirement obligations	9 years	7,423	9,208
Nuclear generation assets	13 years	6,246	6,487
Environmental costs	1 year	1,490	4,907
Other	Various	1,957	1,509
Total		$273,242	$237,201

(1)
Amounts represent income tax benefits related to certain accelerated tax depreciation and property-related basis differences that were previously flowed through to customers and will be included in rates when the differences reverse.

(2)	Amount represents unrecognized components of benefit plan funded status that are recoverable in rates when recognized in net periodic benefit costs.

Regulatory liabilities represent income to be recognized or returned to customers in future periods. MidAmerican Energy’s regulatory liabilities reflected on the Consolidated Balance Sheets consist of the following as of December 31 (in thousands):

	Average
	Remaining Life	2006	2005

Cost of removal accrual (1)	27 years	$466,171	$448,493
Iowa electric settlement accrual	1 year	259,263	213,135
Employee benefit plans (2)	16 years	122,193	-
Asset retirement obligations	31 years	117,705	65,966
Unrealized gain on regulated derivatives	1 year	21,437	29,648
Nuclear insurance reserve	47 years	2,275	2,419
Environmental insurance recovery	-	-	3,494
Total		$989,044	$763,155

(1)
Amounts represent the remaining cost of removing (exclusive of ARO liabilities) electric and gas assets and have been accrued through depreciation rates, in accordance with generally accepted regulatory practices.

(2)	Amount represents unrecognized components of benefit plan funded status that are recoverable in rates when recognized in net periodic benefit costs.

(7)	Preferred Securities

The total outstanding cumulative preferred securities of MidAmerican Energy are not subject to mandatory redemption requirements and may be redeemed at the option of MidAmerican Energy at prices which, in the aggregate, total $31.1 million. The aggregate total the holders of all preferred securities outstanding at December 31, 2006, are entitled to upon involuntary bankruptcy is $30.3 million plus accrued dividends. Annual dividend requirements for all preferred securities outstanding at December 31, 2006, total $1.2 million.

(8)	Long-Term Debt

MidAmerican Energy’s annual sinking fund requirements and maturities of long-term debt through 2011 are $1.6 million, $0.4 million and $0.1 million for 2007, 2008 and 2009, respectively. Refer to MidAmerican Energy’s Consolidated Statements of Capitalization for detail of long-term debt.

MidAmerican Energy’s Variable Rate Pollution Control Revenue Obligations bear interest at rates that are periodically established through remarketing of the bonds in the short-term tax-exempt market. MidAmerican Energy, at its option, may change the mode of interest calculation for these bonds by selecting from among several floating or fixed rate alternatives. The interest rates shown in the Consolidated Statements of Capitalization are the weighted average interest rates as of December 31, 2006 and 2005. MidAmerican Energy maintains a revolving credit facility agreement to provide liquidity for holders of these issues.

The indenture pertaining to MidAmerican Energy’s unsecured senior notes provides that if MidAmerican Energy were to issue secured debt in the future, then such unsecured senior notes, as may then be existing, would equally and ratably be secured thereby. As of December 31, 2006, MidAmerican Energy was in compliance with all of its applicable long-term debt covenants.

MidAmerican Energy does not guarantee any of MidAmerican Funding’s long-term debt. However, all of MidAmerican Energy’s common stock is security for MidAmerican Funding’s long-term debt. Among other sources, MidAmerican Funding may use distributions from MidAmerican Energy to make payments on its long-term debt. Refer to Note (8) of MidAmerican Funding’s Notes to Consolidated Financial Statements.

On October 6, 2006, MidAmerican Energy issued $350 million of 5.8% medium-term notes due in 2036. The proceeds are being used to support construction of electric generation projects and for general corporate purposes.

(9)	Short-Term Borrowings

Interim financing of working capital needs and the construction program is obtained from unaffiliated parties through the sale of commercial paper or short-term borrowing from banks.

MidAmerican Energy has in place a $500.0 million unsecured revolving credit facility expiring in July 2011, which supports its $379.6 million commercial paper program and its variable rate pollution control revenue obligations. The credit facility has a variable interest rate based on the London Interbank Offered Rate (“LIBOR”) plus 0.115%, that varies based on MidAmerican Energy’s credit ratings for its senior unsecured long-term debt securities. The related credit agreement requires that MidAmerican Energy’s ratio of consolidated debt to total capitalization, including current maturities, not exceed 0.65 to 1.0 as of the last day of any quarter. In addition, MidAmerican Energy has a $5.0 million line of credit, which expires in June 2007, and has a variable interest rate based on LIBOR plus 0.25%. As of December 31, 2006 and 2005, MidAmerican Energy had no commercial paper or bank notes outstanding, and the full amount of the revolving credit facility and line of credit was available. As of December 31, 2006, MidAmerican Energy was in compliance with all covenants related to its short-term borrowings. MidAmerican Energy has authority from the FERC to issue through April 14, 2007, short-term debt in the form of commercial paper and bank notes aggregating $500.0 million.

(10)     Asset Retirement Obligations

MidAmerican Energy records an asset retirement obligation (“ARO”) for legal obligations related to the retirement of long-lived physical assets. MidAmerican Energy estimates its ARO liabilities based upon detailed engineering calculations of the amount and timing of the future cash spending for a third party to perform the required work. Spending estimates are escalated for inflation and discounted at a credit-adjusted, risk-free rate. MidAmerican Energy then records an ARO asset associated with the liability. The ARO assets are depreciated over their expected lives, and the ARO liabilities are accreted to the projected spending date. Changes in estimates could occur due to plan revisions, changes in estimated costs of nuclear decommissioning and other costs and changes in timing of the performance of reclamation activities.

On December 31, 2005, MidAmerican Energy adopted FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, MidAmerican Energy is required to recognize a liability for the fair value of a conditional ARO if the fair value of the liability can be reasonably estimated. Uncertainty about the timing or method of settlement of a conditional ARO should be factored into the measurement of the liability when sufficient information exists.

In conjunction with the adoption of FIN 47, MidAmerican Energy recorded as of December 31, 2005, $10.8 million of ARO liabilities related to conditional ARO’s; $0.2 million of associated ARO assets, net of accumulated depreciation; and a $10.6 million reduction of regulatory liabilities. Adoption of FIN 47 did not impact net income. The total ARO liability, computed on a pro forma basis as if FIN 47 had been applied during each of the periods presented in the consolidated financial statements, would have been $279.4 million as of January 1, 2004 and $177.4 million as of December 31, 2004.

The change in the balance of the total ARO liability is summarized as follows (in thousands):

	2006	2005

Balance January 1	$191,117	$166,845
Adoption of FIN 47	-	10,787
Revision to nuclear decommissioning ARO liability	(30,320)	-
Addition for new wind power facilities	1,713	3,897
Accretion	11,046	9,588
Other	(352)	-
Balance December 31	$173,204	$191,117

As of December 31, 2006, $142.1 million of the total ARO liability pertained to the decommissioning of Quad Cities Station, and $258.8 million of assets reflected in Investments and Nonregulated Property, Net, were restricted for satisfying the Quad Cities Station ARO liability. The 2006 revision to the nuclear decommissioning ARO liability is a result of a new valuation that was conducted by the operator of Quad Cities Station, consistent with its practice of periodically performing such studies. The revision increased regulatory liabilities and did not impact net income.

In addition to the ARO liabilities, MidAmerican Energy has accrued for the cost of removing other electric and gas assets through its depreciation rates, in accordance with accepted regulatory practices. These accruals are reflected as regulatory liabilities and total $466.2 million and $448.5 million at December 31, 2006 and 2005, respectively.

(11)     Risk Management

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

The following table summarizes the various derivative mark-to-market positions included in the consolidated balance sheet as of December 31, 2006 (in thousands):

					Accumulated
				Regulatory	Other
	Net Assets (Liabilities)			Net Asset	Comprehensive
	Assets	Liabilities	Total	(Liability)	Income (Loss) (1)

Regulated electric	$35,744	$(14,307)	$21,437	$(21,437)	$-
Regulated gas	1,760	(44,728)	(42,968)	35,793	-
Nonregulated	35,934	(56,648)	(20,714)	-	20,187
Total	$73,438	$(115,683)	$(42,245)	$14,356	$20,187

Current	$67,581	$(109,406)	$(41,825)
Non-current	5,857	(6,277)	(420)
Total	$73,438	$(115,683)	$(42,245)

(1)   Before income taxes.

The following table summarizes the various derivative mark-to-market positions included in the consolidated balance sheet as of December 31, 2005 (in thousands):

					Accumulated
				Regulatory	Other
	Net Assets (Liabilities)			Net Asset	Comprehensive
	Assets	Liabilities	Total	(Liability)	Income (Loss) (1)

Regulated electric	$17,421	$(34,202)	$(16,781)	$16,781	$-
Regulated gas	15,289	(13,396)	1,893	(998)	-
Nonregulated	25,826	(25,083)	743	-	-
Total	$58,536	$(72,681)	$(14,145)	$15,783	$-

Current	$52,641	$(61,608)	$(8,967)
Non-current	5,895	(11,073)	(5,178)
Total	$58,536	$(72,681)	$(14,145)

(1)   Before income taxes.

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

Derivative instruments are used to economically hedge both committed and forecasted energy purchases and sales. Realized gains and losses on all hedges are recognized in income as operating revenues; cost of fuel, energy and capacity; or cost of gas sold, depending upon the nature of the item being hedged. Net unrealized gains and losses on hedges utilized for regulated purposes are recorded as regulatory liabilities and assets, except for regulated weather hedges, which are recorded in income. Unrealized gains or losses on nonregulated derivative financial instruments are recognized in income or as other comprehensive income if designated and qualifying as cash flow hedges.

Certain nonregulated derivatives included in the table above have been designated as cash flow hedges and are used to mitigate changes in future cash flows for forecasted purchases. Changes in the effective portion of the value of such instruments are reported in accumulated other comprehensive income (“AOCI”), net of income taxes, until the associated forecasted transaction occurs, at which time such amounts are removed from AOCI and reflected in net income. As of December 31, 2006, $10.3 million of AOCI, net of income taxes, is expected to be reclassified to net income within the next twelve months.

(12)     Income Taxes

MidAmerican Energy’s income tax expense (benefit) includes the following for the years ended December 31 (in thousands):

	2006	2005	2004
Current:
Federal	$91,039	$91,055	$64,827
State	28,945	24,370	1,797
	119,984	115,425	66,624
Deferred:
Federal	12,583	7,144	46,848
State	(10,905)	(3,532)	(6,950)
	1,678	3,612	39,898

Investment tax credit, net	(3,392)	(4,181)	(4,367)
Total	$118,270	$114,856	$102,155

The following table is a reconciliation of the statutory federal income tax rate and the effective federal and state income tax rate indicated by the Consolidated Statements of Operations for the years ended December 31:

	2006	2005	2004

Statutory federal income tax rate	35.0%	35.0%	35.0%
Amortization of investment tax credit	(0.9)	(1.2)	(1.4)
State income tax, net of federal income tax benefit	4.9	4.7	5.8
Resolution of potential tax matter	-	-	(2.7)
Renewable electricity production tax credits	(5.6)	(3.3)	-
Effects of ratemaking	(2.1)	(1.7)	(2.4)
Other	(0.6)	0.7	(1.6)
Effective federal and state income tax rate	30.7%	34.2%	32.7%

The Consolidated Balance Sheets included the following deferred income taxes as of December 31 (in thousands):

	2006	2005
Deferred tax assets related to:
Regulatory liabilities	$136,462	$69,888
Revenue sharing	109,863	92,040
Employee benefits	51,125	54,041
Nuclear reserves and decommissioning	22,778	17,913
Unrealized gains / losses	13,986	6,561
Fuel cost recoveries	5,347	-
Other	10,938	5,637
	350,499	246,080

Deferred tax liabilities related to:
Depreciable property	577,335	496,725
Regulatory assets	233,433	208,879
Fuel cost recoveries	-	9,896
Reacquired debt	2,559	2,472
	813,327	717,972

Net deferred income tax liability	$462,828	$471,892

The net deferred income tax liability was reflected as follows on the Consolidated Balance Sheets as of December 31, (in thousands).

	2006	2005

Current assets - Other	$8,541	$-
Current liabilities - Other	-	11,836
Deferred income taxes	471,369	460,056
Net deferred income tax liability	$462,828	$471,892

(13)     Non-Operating Other Income and Expense

Non-Operating Income - Other Income, as shown on the Consolidated Statements of Operations, includes primarily corporate-owned life insurance income totaling $7.1 million, $5.2 million and $5.4 million for 2006, 2005 and 2004, respectively.

Non-Operating Income - Other Expense consists primarily of items not recoverable from MidAmerican Energy’s regulated utility customers.

(14)	Rate Matters

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

On January 31, 2005, the IUB approved a settlement agreement filed in conjunction with MidAmerican Energy’s 2005 expansion of its wind-powered generation project. On April 18, 2006, the IUB approved a settlement agreement filed in conjunction with MidAmerican Energy’s application for up to 545 MW, based on nameplate ratings, of additional wind-powered generation capacity in Iowa. The settlement agreements extend the current revenue sharing mechanism through 2012 and extend MidAmerican Energy’s and the OCA’s commitments regarding general increases or decreases in electric base rates through December 31, 2012.

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

	2006	2005

Balance January 1	$213,135	$181,188
Current year revenue sharing	42,412	40,904
Interest costs	10,312	6,850
Amounts applied to utility plant in service	(6,596)	(15,807)
Balance December 31	$259,263	$213,135

(15)     Commitments and Contingencies

Environmental Matters

MidAmerican Energy is subject to numerous environmental laws, including the federal Clean Air Act, related air quality standards promulgated by the United States Environmental Protection Agency (“EPA”) and various state air quality laws; the Endangered Species Act, particularly as it relates to certain endangered species of fish; the Comprehensive Environmental Response, Compensation and Liability Act and similar state laws relating to environmental cleanups; the Resource Conservation and Recovery Act and similar state laws relating to the storage and handling of hazardous materials; and the Clean Water Act and similar state laws relating to water quality. These laws have the potential for impacting MidAmerican Energy’s operations. Specifically, the Clean Air Act will likely continue to impact the operation of MidAmerican Energy’s generating facilities and will likely require MidAmerican Energy to reduce emissions from those facilities through the installation of additional or improved emission controls, the purchase of additional emission allowances, or some combination thereof. MidAmerican Energy believes it is in material compliance with current environmental requirements.

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

MidAmerican Energy has implemented a planning process that forecasts the site-specific controls and actions that may be required to meet emissions reductions as promulgated by the EPA. In accordance with an Iowa law passed in 2001, MidAmerican Energy has on file with the IUB its current multi-year plan and budget for managing SO2, NOX and mercury from its generating facilities in a cost-effective manner. The plan, which is required to be updated every two years, provides specific actions to be taken at each coal-fired generating facility and the related costs and timing for each action.

Unconditional Purchase Obligations

MidAmerican Energy had the following unconditional purchase obligations as of December 31, 2006 (in millions):

	Minimum payments required for
						After
Contract type	2007	2008	2009	2010	2011	2011	Total
Coal and natural gas for generation	$118.3	$48.2	$44.4	$25.6	$8.6	$7.5	$252.6
Electric capacity	28.0	35.8	28.9	9.4	9.4	155.9	267.4
Natural gas for gas operations	57.1	25.3	18.0	9.3	7.3	15.6	132.6
Operating leases, easements and maintenance contracts	12.8	9.5	4.4	3.8	3.4	73.4	107.3
Deferred construction payments	200.0	-	-	-	-	-	200.0
	$416.2	$118.8	$95.7	$48.1	$28.7	$252.4	$959.9

Coal, Energy and Natural Gas Commitments

MidAmerican Energy has coal supply and related transportation contracts for its coal-fired generating stations. The contracts have expiration dates ranging from 2007 to 2012. MidAmerican Energy expects to supplement these coal contracts with additional contracts and spot market purchases to fulfill its future coal supply needs. Additionally, MidAmerican Energy has a natural gas transportation contract, which expires in 2012, for a natural gas-fired generating plant.

MidAmerican Energy has contracts to purchase electric capacity to meet its electric system energy requirements. The contracts have expiration dates ranging from 2007 to 2028.

MidAmerican Energy also has various natural gas supply and transportation contracts for its gas operations that have expiration dates ranging from 2007 to 2017.

Operating Leases, Easements and Maintenance Contracts

MidAmerican Energy has non-cancelable operating leases with expiration dates from 2007 to 2015 primarily for computer equipment, office space and rail cars. MidAmerican Energy also has non-cancelable easements for land in northwest Iowa on which its wind-farm turbines are located, as well as non-cancelable maintenance contracts for the turbines. The easements have expiration dates from 2034 to 2057, and the maintenance contracts expire in 2007 and 2008. Payments on non-cancelable operating leases, easements and maintenance contracts totaled $11.7 million for 2006, $9.8 million for 2005 and $8.3 million for 2004.

Deferred Construction Payments

On February 12, 2003, MidAmerican Energy executed a contract with Mitsui & Co. Energy Development, Inc. (“Mitsui”) for engineering, procurement and construction of a 790-MW (based on expected accreditation) coal-fired generating plant expected to be completed in the summer of 2007. MidAmerican Energy currently holds a 60.67% individual ownership interest as a tenant in common with the other owners of the plant. Under the contract, MidAmerican Energy is allowed to defer payments, including the other owners’ shares, for up to $200.0 million of billed construction costs through the end of the project. In July 2005, MidAmerican Energy reached the total allowed amount of $200.0 million of deferred payments. On the Consolidated Balance Sheets, the liability is reflected in Accounts Payable as of December 31, 2006, and Other Liabilities - Other as of December 31, 2005.

A $78.7 million asset representing the other owners’ share of the deferred payments is reflected on the Consolidated Balance Sheets in Current Assets - Other as of December 31, 2006, and in Other Assets as of December 31, 2005. MidAmerican Energy will bill each of the other owners for its share of the deferred payments when payment is made to Mitsui.

Net deferred payments added to Construction Work in Progress on the Consolidated Balance Sheets, but excluded from Utility Construction Expenditures on the Consolidated Statements of Cash Flows, totaled zero, $28.9 million and $78.2 million for 2006, 2005 and 2004, respectively.

Guarantees

MidAmerican Energy is the lessee on operating leases for coal railcars that contain guarantees of the residual value of such equipment throughout the term of the leases. Events triggering the residual guarantees include termination of the lease, loss of the equipment or purchase of the equipment. Lease terms are for five years with provisions for extensions. As of December 31, 2006, the maximum amount of such guarantees specified in these leases totaled $28.5 million. These guarantees are not reflected on the Consolidated Balance Sheets.

Other Commitments and Contingencies

MidAmerican Energy is involved in a number of legal proceedings and claims. While management is unable to predict the ultimate outcome of these matters, it is not expected that their resolution will have a material adverse effect on MidAmerican Energy’s financial results.

(16)	Employee Benefit Plans

MidAmerican Energy sponsors a noncontributory defined benefit pension plan covering substantially all employees of MidAmerican Energy Holdings and its domestic energy subsidiaries, other than PacifiCorp. Benefit obligations under the plan are based on a cash balance arrangement for salaried employees and certain union employees and final average pay formulas for most union employees. Funding to the established trust is based upon the actuarially determined costs of the plan and the requirements of the Internal Revenue Code, the Employee Retirement Income Security Act and the Pension Protection Act of 2006. MidAmerican Energy also maintains noncontributory, nonqualified defined benefit supplemental executive retirement plans (“SERP”) for active and retired participants.

MidAmerican Energy also sponsors certain postretirement health care and life insurance benefits covering substantially all retired employees of MidAmerican Energy Holdings and its domestic energy subsidiaries, other than PacifiCorp. Under the plans, substantially all employees of the participating companies may become eligible for these benefits if they reach retirement age while working at their respective companies. The other postretirement benefit plan was amended for non-union employees on July 1, 2004, and substantially all union participants on July 1, 2006. As a result, non-union employees hired after June 30, 2004, and union employees hired after June 30, 2006, are not eligible for postretirement benefits other than pensions. The plan, as amended, establishes retiree medical accounts for participants to which MidAmerican Energy makes fixed contributions until the employee’s retirement. Participants will use such accounts to pay a portion of their medical premiums during retirement. MidAmerican Energy retains the right to change these benefits anytime, subject to the provisions in its collective bargaining agreements. MidAmerican Energy has been allowed to recover accrued pension and other postretirement benefit costs pursuant to SFAS No. 87 and SFAS No. 106 in its electric and gas service rates.

MidAmerican Energy bills to and is reimbursed currently for affiliates’ share of the net periodic benefit costs from all plans such affiliates participate in, as determined by MidAmerican Energy’s actuaries. In 2006, 2005 and 2004, MidAmerican Energy’s share of pension cost was $18.1 million, $16.8 million and $14.5 million, respectively. MidAmerican Energy’s share of other postretirement cost in 2006, 2005 and 2004 totaled $13.9 million, $12.6 million and $18.9 million, respectively. For purposes of calculating the expected return on pension plan assets, a market-related value is used. Market-related value is equal to fair value except for gains and losses on equity investments, which are amortized into market-related value on a straight-line basis over five years.

Net periodic benefit cost for the pension, including supplemental retirement, and other postretirement benefits plans of MidAmerican Energy and the aforementioned affiliates included the following components for the years ended December 31 (in thousands):

	Pension			Other Postretirement
	2006	2005	2004	2006	2005	2004

Service cost	$25,490	$25,840	$25,568	$7,358	$6,669	$7,842
Interest cost	38,186	36,518	35,159	14,401	13,455	15,716
Expected return on plan assets	(38,541)	(38,188)	(38,258)	(10,353)	(9,611)	(8,437)
Net amortization	3,792	4,037	3,535	4,170	3,957	6,878
Net periodic benefit cost	$28,927	$28,207	$26,004	$15,576	$14,470	$21,999

The following table is a reconciliation of the fair value of plan assets as of December 31 (in thousands):

	Pension		Other Postretirement
	2006	2005	2006	2005

Plan assets at fair value, beginning of year	$612,829	$591,628	$190,900	$179,375
Employer contributions	5,912	5,786	17,919	16,615
Participant contributions	-	-	9,240	9,096
Actual return on plan assets	82,222	46,966	15,641	5,958
Benefits paid and other	(36,732)	(31,551)	(20,231)	(20,144)
Plan assets at fair value, end of year	$664,231	$612,829	$213,469	$190,900

The SERP has no assets; however, MidAmerican Energy and MidAmerican Energy Holdings have Rabbi trusts that hold corporate-owned life insurance and other investments to provide funding for the future cash requirements of the SERP. The cash surrender value of all of the policies included in the Rabbi trusts, net of amounts borrowed against the cash surrender value, plus the fair market value of other Rabbi trust investments was $109.3 million and $102.9 million as of December 31, 2006 and 2005, respectively, of which $73.7 million and $70.6 million was held by MidAmerican Energy as of December 31, 2006 and 2005, respectively, with the remainder held by MidAmerican Energy Holdings. These assets are not included in the plan assets in the above table.

The following table is a reconciliation of the benefit obligation as of December 31 (in thousands):

	Pension		Other Postretirement
	2006	2005	2006	2005

Benefit obligation, beginning of year	$678,112	$657,406	$249,558	$256,044
Service cost	25,490	25,840	7,358	6,669
Interest cost	38,186	36,518	14,401	13,455
Participant contributions	-	-	9,240	9,096
Plan change	3,701	(3,184)	(16,035)	(421)
Actuarial (gain) loss	(4,103)	(6,917)	13,224	(15,141)
Benefits paid and other	(36,732)	(31,551)	(20,231)	(20,144)
Benefit obligation, end of year	$704,654	$678,112	$257,515	$249,558
Accumulated benefit obligation, end of year	$642,524	$608,435

The portion of the pension projected benefit obligation related to the SERP was $107.0 million and $105.7 million as of December 31, 2006 and 2005, respectively. The SERP accumulated benefit obligation totaled $103.4 million and $102.2 million as of December 31, 2006 and 2005, respectively.

As of December 31, 2006, the funded status of the pension and other postretirement plans was recorded in the Consolidated Balance Sheet as required under the adoption of SFAS No. 158. Balance sheet amounts recorded as of December 31, 2005, did not include the unrecognized net actuarial losses (gains), prior service costs and net transition obligations of ($42.1) million for the pension plans and $46.5 million for the other postretirement plans. A minimum pension liability of $28.1 million was recorded at December 31, 2005 related to MidAmerican Energy’s SERP. The funded status of the plans and the net amount recognized in the accompanying Consolidated Balance Sheets as of December 31 is as follows (in thousands):

	Pension		Other Postretirement
	2006	2005	2006	2005

Plan assets at fair value, end of year	$664,231	$612,829	$213,469	$190,900
Less - Benefit obligation, end of year	704,654	678,112	257,515	249,558
Funded status	(40,423)	(65,283)	(44,046)	(58,658)
Unrecognized net actuarial (gain) loss and other	-	(42,078)	-	46,545
Net liability recognized in the Consolidated Balance Sheets	$(40,423)	$(107,361)	$(44,046)	$(12,113)

Net liability recognized in the Consolidated Balance Sheets:
Other current liabilities	$(6,866)	$(6,691)	$(404)	$(83)
Other assets	66,569	-	-	-
Other liabilities	(100,126)	(128,815)	(43,642)	-
Intangible assets	-	11,939	-	-
Regulatory assets	-	11,694	-	-
Accumulated other comprehensive loss	-	4,512	-	-
Liability of affiliate company	-	-	-	(12,030)
Net liability recognized	$(40,423)	$(107,361)	$(44,046)	$(12,113)

MidAmerican Energy sponsors pension and other postretirement plans on behalf of certain of its affiliates in addition to itself, and therefore, the portion of the funded status of the respective plans that has not yet been recognized in net periodic cost is attributable to multiple entities. Additionally, substantially all of MidAmerican Energy’s portion of such amounts is either refundable to or recoverable from its customers and is reflected as regulatory liabilities and regulatory assets. The portion of the funded status of the plans not yet recognized in net periodic cost and its recognition in the Consolidated Balance Sheets as of December 31 is as follows (in thousands):

	Pension		Other Postretirement
	2006	2005	2006	2005
Amounts not yet recognized as components of net periodic benefit cost:
Net loss (gain)	$(100,293)	$(51,285)	$34,715	$29,725
Prior service cost	10,340	9,207	(3,842)	-
Net transition obligation	-	-	3,269	16,820
Total	$(89,953)	$(42,078)	$34,142	$46,545

Amounts not yet recognized as components of net periodic benefit cost are recorded as follows in the Consolidated Balance Sheets:
Regulatory assets	$18,291		$27,457
Receivable from affiliates	13,975		2,295
Regulatory liabilities	(122,193)		-
Payable to affiliates	(26)		(19,197)
Deferred income taxes	-		23,587
Total	$(89,953)		$34,142

The net loss, prior service cost and transition obligation that will be amortized in 2007 into net periodic benefit cost are estimated to be as follows (in thousands):

	Net	Prior Service	Transition
	Loss	Cost	Cost	Total

Pension	$1,072	$2,777	$-	$3,849
Other postretirement	2,290	(232)	545	2,603

Plan Assumptions

Assumptions used to determine benefit obligations as of December 31 and net benefit cost for the years ended December 31 are as follows:

	Pension			Other Postretirement
	2006	2005	2004	2006	2005	2004

Benefit obligations as of December 31:
Discount rate	5.75%	5.75%	5.75%	5.75%	5.75%	5.75%
Rate of compensation increase	4.50%	5.00%	5.00%	Not applicable

Net benefit cost for the years ended December 31:
Discount rate	5.75%	5.75%	5.75%	5.75%	5.75%	5.75%
Expected return on plan assets (1)	7.00%	7.00%	7.00%	7.00%	7.00%	7.00%
Rate of compensation increase	5.00%	5.00%	5.00%	Not applicable

(1)	Amounts reflected are pre-tax values. Assumed after-tax returns for a taxable, non-union other postretirement plan were 4.27% for all years presented.

	2006	2005

Assumed health care cost trend rates as of December 31:
Health care cost trend rate assumed for next year	8.00%	9.00%
Rate that the cost trend rate gradually declines to	5.00%	5.00%
Year that the rate reaches the rate it is assumed to remain at	2010	2010

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in thousands):

	Increase (Decrease) in Expense
	One Percentage-Point	One Percentage-Point
	Increase	Decrease
Effect on total service and interest cost	$1,840	$(1,527)
Effect on other postretirement benefit obligation	$17,381	$(14,806)

Contributions and Benefit Payments

Employer contributions to the pension and other postretirement plans are expected to be $6.9 million and $10.2 million, respectively, for 2007. MidAmerican Energy’s policy is to contribute the minimum required amount to the pension plan and the net periodic cost to its other postretirement plans. The Pension Protection Act of 2006 changed funding rules that may have the effect of making minimum pension funding requirements more volatile than they have been historically. Accordingly, MidAmerican Energy continually evaluates its funding strategies.

Net periodic benefit costs assigned to MidAmerican Energy affiliates are reimbursed currently in accordance with its intercompany administrative services agreements. MidAmerican Energy’s expected benefit payments to participants from its pension and other postretirement plans for 2007 through 2011 and for the five years thereafter are summarized below (in thousands):

	Projected Benefit Payments
		Other Postretirement
	Pension	Gross	Medicare Subsidy	Net of Subsidy

2007	$46,775	$15,785	$2,567	$13,218
2008	49,590	17,378	2,750	14,628
2009	53,733	18,719	2,915	15,804
2010	41,985	20,118	3,057	17,061
2011	45,125	21,368	3,188	18,180
2012-16	275,016	124,838	18,766	106,072

Investment Policy and Asset Allocation

MidAmerican Energy’s investment policy for its pension and other postretirement plans is to balance risk and return through a diversified portfolio of high-quality equity securities, fixed income securities and other alternative investments. Asset allocation for the pension and other postretirement plans are as indicated in the tables below. Maturities for fixed income securities are managed to targets consistent with prudent risk tolerances. Sufficient liquidity is maintained to meet near-term benefit payment obligations. The plans retain outside investment advisors to manage plan investments within the parameters outlined by the MidAmerican Energy Pension and Employee Benefits Plans Administrative Committee. The weighted average return on assets assumption is based on historical performance for the types of assets in which the plans invest.

MidAmerican Energy’s pension plan asset allocation as of December 31, was as follows:

	Percentage of Plan Assets
			Target
	2006	2005	Range

Equity securities	70%	66%	65-75%
Debt securities	24	26	20-30
Real estate	5	6	0-10
Other	1	2	0-5
Total	100%	100%

MidAmerican Energy’s other postretirement benefit plan asset allocation as of December 31, was as follows:

	Percentage of Plan Assets
			Target
	2006	2005	Range

Equity securities	52%	50%	45-55%
Debt securities	47	48	45-55
Other	1	2	0-10
Total	100%	100%

MidAmerican Energy sponsors defined contribution pension plans (401(k) plans) covering substantially all employees. MidAmerican Energy’s contributions vary depending on the plan but are based primarily on each participant’s level of contribution and cannot exceed the maximum allowable for tax purposes. Total MidAmerican Energy contributions were $9.6 million, $9.3 million and $8.7 million for 2006, 2005 and 2004, respectively.

(17)     Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, notes payable and short-term investments approximates fair value because of the short-term maturity or frequent remarketing of these instruments. Quad Cities Station nuclear decommissioning trust funds are carried at fair value, which is based on quoted market prices of the investments held by the fund.

The fair value of MidAmerican Energy’s long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to MidAmerican Energy for debt of the same remaining maturities. The following table presents the carrying amount and estimated fair value of MidAmerican Energy’s long-term debt, including the current portion, as of December 31 (in thousands):

	2006	2005

Carrying amount	$1,821,009	$1,631,760
Estimated fair value	1,834,590	1,676,760

(18)     Segment Information

MidAmerican Energy has identified two reportable operating segments: regulated electric and regulated gas. The regulated electric segment derives most of its revenue from regulated retail sales of electricity to residential, commercial, and industrial customers and from wholesale sales to other utilities. The regulated gas segment derives most of its revenue from regulated retail sales of natural gas to residential, commercial, and industrial customers and also obtains significant revenues by transporting gas owned by others through its distribution system. Pricing for regulated electric and gas sales are established separately by regulatory agencies; therefore, management also reviews each segment separately to make decisions regarding allocation of resources and in evaluating performance. Common operating costs, interest income, interest expense and income tax expense are allocated to each segment based on MidAmerican Energy allocators most related to the nature of the cost. “Nonregulated and other” in the tables below consists principally of nonregulated gas and electric activities.

The following tables provide information on an operating segment basis as of and for the years ended December 31 (in thousands):

	2006	2005	2004
Segment Profit Information
Operating revenues:
Regulated electric	$1,779,482	$1,513,239	$1,421,709
Regulated gas	1,111,635	1,322,717	1,010,909
Nonregulated and other	556,814	324,381	263,735
Total	$3,447,931	$3,160,337	$2,696,353

Depreciation and amortization expense:
Regulated electric	$243,106	$237,274	$235,240
Regulated gas	30,460	30,354	29,712
Nonregulated and other (a)	1,057	1,315	1,255
Total	$274,623	$268,943	$266,207

Operating income:
Regulated electric	$372,060	$334,618	$304,045
Regulated gas	36,396	38,669	42,371
Nonregulated and other	12,719	7,837	9,980
Total	$421,175	$381,124	$356,396

Interest and dividend income:
Regulated electric	$7,313	$5,112	$3,809
Regulated gas	1,756	1,039	765
Nonregulated and other	15	15	8
Total	9,084	6,166	4,582
Eliminations	(119)	(150)	(181)
Consolidated	$8,965	$6,016	$4,401

Fixed charges and preferred dividends:
Regulated electric	$77,397	$68,782	$60,950
Regulated gas	12,805	10,694	10,037
Nonregulated and other	269	271	300
Total	90,471	79,747	71,287
Eliminations	(119)	(150)	(181)
Consolidated	$90,352	$79,597	$71,106

Income taxes:
Regulated electric	$105,199	$100,788	$93,122
Regulated gas	10,041	11,300	9,557
Nonregulated and other	3,030	2,768	(524)
Total	$118,270	$114,856	$102,155

Earnings on common stock:
Regulated electric	$238,456	$193,675	$171,490
Regulated gas	17,859	21,880	27,825
Nonregulated and other	9,114	4,495	9,895
Total	$265,429	$220,050	$209,210

	2006	2005	2004

Segment Asset Information
Capital expenditures:
Regulated electric	$770,213	$713,645	$690,157
Regulated gas	48,504	52,555	49,768
Nonregulated and other	368	1,893	1,845
Total	$819,085	$768,093	$741,770

Total assets:
Regulated electric	$5,484,726	$4,698,923	$4,214,700
Regulated gas	923,373	1,052,978	849,224
Nonregulated and other	101,494	112,236	48,027
Total	$6,509,593	$5,864,137	$5,111,951

(a)
Depreciation and amortization expense above includes depreciation related to nonregulated operations, which is included in Nonregulated Operating Expense - Other on the Consolidated Statements of Operations.

(19)     Related Party Transactions

The companies identified as affiliates of MidAmerican Energy are Berkshire Hathaway and its subsidiaries, including MidAmerican Energy Holdings and its subsidiaries. The basis for these charges is provided for in service agreements between MidAmerican Energy and its affiliates.

MidAmerican Energy was reimbursed for charges incurred on behalf of its affiliates. The majority of these reimbursed expenses were for employee wages and benefits, insurance, building rent, computer costs, administrative services, travel expense, and general and administrative expense; including treasury, legal and accounting functions. The amount of such reimbursements was $70.6 million, $51.8 million and $58.9 million for 2006, 2005 and 2004, respectively.

MidAmerican Energy reimbursed MidAmerican Energy Holdings in the amount of $9.2 million, $16.3 million and $11.4 million in 2006, 2005 and 2004, respectively, for its share of corporate expenses.

MidAmerican Energy had an agreement with Cordova Energy Company, LLC, a subsidiary of MidAmerican Energy Holdings, to purchase electric capacity and energy from a gas-fired combined cycle generation plant. The agreement, which terminated in May 2004, provided for MidAmerican Energy to purchase up to 50% of the net capacity of the plant and to supply the fuel stock required to generate the energy purchased. MidAmerican Energy’s payments for monthly capacity charges totaled $12.7 million for 2004.

Northern Natural Gas Company (“NNG”), an indirect, wholly owned subsidiary of MidAmerican Energy Holdings, has been and is one of MidAmerican Energy’s suppliers of natural gas transportation and storage capacity. MidAmerican Energy’s net purchases of natural gas transportation and storage capacity from NNG totaled $52.4 million in 2006, $52.6 million in 2005 and $48.3 million in 2004.

MidAmerican Energy had accounts receivable from affiliates of $11.2 million and $3.2 million as of December 31, 2006 and 2005, respectively, that are included in Receivables on the Consolidated Balance Sheets. MidAmerican Energy also had accounts payable to affiliates of $9.0 million and $7.3 million as of December 31, 2006 and 2005, respectively, that are included in Accounts Payable on the Consolidated Balance Sheets.

MidAmerican Energy paid common dividends totaling $50.0 million to MHC in 2006.

On December 31, 2006, MidAmerican Energy adopted SFAS No. 158 and recognized the full amount of the funded status for its pension and postretirement plans. The funded status of such plans attributable to MidAmerican Energy’s affiliates that had not previously been recognized through income was recognized as an intercompany balance with such affiliates. As of December 31, 2006, amounts receivable from affiliates attributable to the funded status of employee benefit plans totaled $16.3 million and similar amounts payable to affiliates totaled $19.2 million. MidAmerican Energy will adjust these balances when changes to the funded status of the respective plans are recognized and does not intend to settle the balances currently. See Note (16) for further information pertaining to pension and postretirement accounting.

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

(20)     Unaudited Quarterly Operating Results

	2006
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands)
Operating revenues	$1,041,182	$760,271	$765,360	$881,118
Operating income	134,888	79,206	129,060	78,021
Net income	86,968	45,590	84,669	49,449
Earnings on common stock	86,656	45,279	84,357	49,137

	2005
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands)
Operating revenues	$855,136	$618,470	$721,657	$965,074
Operating income	99,461	58,730	130,204	92,729
Net income	56,349	32,214	82,368	50,366
Earnings on common stock	56,037	31,903	82,056	50,054

Quarterly data reflect seasonal variations common in the Midwest utility industry.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Member
MidAmerican Funding, LLC
Des Moines, Iowa

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of MidAmerican Funding, LLC and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, comprehensive income, cash flows and retained earnings for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MidAmerican Funding, LLC and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)” as of December 31, 2006.

/s/ Deloitte & Touche LLP

Des Moines, Iowa
February 27, 2007

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	As of December 31,
	2006	2005
ASSETS
Utility Plant, Net
Electric	$6,366,054	$5,933,387
Gas	1,031,341	992,834
	7,397,395	6,926,221
Accumulated depreciation and amortization	(3,261,001)	(3,096,933)
	4,136,394	3,829,288
Construction work in progress	866,677	596,458
	5,003,071	4,425,746
Current Assets
Cash and cash equivalents	9,124	71,207
Short-term investments	15,000	25,425
Receivables, less allowances of $9,635 and $10,942, respectively	390,836	469,128
Inventories	113,343	84,923
Other	163,450	61,277
	691,753	711,960

Investments and Nonregulated Property, Net	426,983	380,835
Goodwill	1,269,667	1,265,979
Regulatory Assets	273,242	237,201
Other Assets	129,775	135,695
Total Assets	$7,794,491	$7,157,416

CAPITALIZATION AND LIABILITIES
Capitalization
Member’s equity	$2,513,402	$2,234,837
MidAmerican Energy preferred securities	30,329	30,329
Long-term debt, excluding current portion	2,519,389	2,171,251
	5,063,120	4,436,417
Current Liabilities
Note payable to affiliate	3,285	54,283
Current portion of long-term debt	1,620	160,509
Accounts payable	493,409	360,225
Taxes accrued	97,972	105,029
Interest accrued	48,130	30,401
Other	171,583	104,811
	815,999	815,258
Other Liabilities
Deferred income taxes	467,735	458,451
Investment tax credits	40,569	43,962
Asset retirement obligations	173,204	191,117
Regulatory liabilities	989,044	763,155
Other	244,820	449,056
	1,915,372	1,905,741
Total Capitalization and Liabilities	$7,794,491	$7,157,416

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Years Ended December 31,
	2006	2005	2004
Operating Revenues
Regulated electric	$1,779,482	$1,513,239	$1,421,709
Regulated gas	1,111,635	1,322,717	1,010,909
Nonregulated	561,677	330,128	269,082
	3,452,794	3,166,084	2,701,700
Operating Expenses
Regulated:
Cost of fuel, energy and capacity	672,040	476,618	404,615
Cost of gas sold	888,470	1,098,410	789,975
Other operating expenses	401,958	380,811	374,810
Maintenance	156,199	150,740	164,821
Depreciation and amortization	273,565	267,628	264,952
Property and other taxes	97,199	95,064	92,637
	2,489,431	2,469,271	2,091,810
Nonregulated:
Cost of sales	523,374	292,454	231,953
Other	19,371	23,276	21,990
	542,745	315,730	253,943
Total operating expenses	3,032,176	2,785,001	2,345,753

Operating Income	420,618	381,083	355,947

Non-Operating Income
Interest and dividend income	9,282	6,203	4,509
Allowance for equity funds	37,241	24,433	18,949
Other income	63,290	23,088	11,072
Other expense	(7,875)	(20,007)	(5,267)
	101,938	33,717	29,263

Fixed Charges
Interest on long-term debt	140,464	127,581	119,004
Other interest expense	14,256	10,077	6,184
Preferred dividends of subsidiaries	1,247	1,247	1,245
Allowance for borrowed funds	(16,109)	(10,544)	(7,816)
	139,858	128,361	118,617

Income Before Income Taxes	382,698	286,439	266,593
Income Taxes	94,457	91,370	87,336

Net Income	$288,241	$195,069	$179,257

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,
	2006	2005	2004

Net Income	$288,241	$195,069	$179,257

Other Comprehensive Income (Loss)
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) during period-
Before income taxes	32,049	654	136
Income tax (expense) benefit	(11,218)	(229)	(48)
	20,831	425	88
Less realized gains (losses) reflected in net income during period-
Before income taxes	32,113	653	480
Income tax (expense) benefit	(11,240)	(229)	(168)
	20,873	424	312

Net unrealized gains (losses)	(42)	1	(224)

Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) during period-
Before income taxes	(22,402)	-	-
Income tax benefit	8,912	-	-
	(13,490)	-	-
Less realized gains (losses) reflected in net income during period-
Before income taxes	(2,215)	-	682
Income tax (expense) benefit	893	-	(283)
	(1,322)	-	399

Net unrealized gains (losses)	(12,168)	-	(399)

Minimum pension liability adjustment:
Before income taxes	(22)	(4,512)	-
Income tax (expense) benefit	9	1,876	-
	(13)	(2,636)	-

Other comprehensive income (loss)	(12,223)	(2,635)	(623)

Comprehensive Income	$276,018	$192,434	$178,634

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2006	2005	2004
Net Cash Flows From Operating Activities
Net income	$288,241	$195,069	$179,257
Adjustments to reconcile net income to net cash provided:
Depreciation and amortization	274,814	269,142	266,409
Deferred income taxes and investment tax credit, net	(3,233)	(15,898)	30,434
Amortization of other assets and liabilities	21,269	26,229	17,199
Gain on sale of securities, assets and other investments	(42,835)	(13,954)	(316)
Loss from impairment of assets and other investments	225	15,641	1,735
Impact of changes in working capital-
Receivables, net	67,751	(117,846)	(28,717)
Inventories	(28,420)	5,023	(4,181)
Accounts payable	(80,701)	90,494	28,164
Taxes accrued	(7,012)	(6,741)	(2,087)
Other current assets and liabilities	34,243	(7,724)	9,231
Other, net	(9,029)	(15,744)	(3,548)
Net cash provided by operating activities	515,313	423,691	493,580

Net Cash Flows From Investing Activities
Utility construction expenditures	(758,179)	(699,061)	(631,962)
Quad Cities Station decommissioning trust fund	(8,299)	(8,299)	(8,299)
Proceeds from sale of assets and other investments	17,249	15,088	-
Purchases of available-for-sale securities	(852,931)	(563,330)	(748,801)
Proceeds from sales of available-for-sale securities	878,271	565,689	692,644
Other, net	17,113	16,367	22,959
Net cash used in investing activities	(706,776)	(673,546)	(673,459)

Net Cash Flows From Financing Activities
Issuance of long-term debt, net	346,144	296,466	347,769
Retirement of long-term debt, including reacquisition cost	(160,591)	(90,850)	(56,168)
Note payable to affiliate	(50,998)	22,783	21,050
Net decrease in notes payable	-	-	(48,000)
Other	(5,175)	4,296	(963)
Net cash provided by (used in) financing activities	129,380	232,695	263,688

Net Increase (Decrease) in Cash and Cash Equivalents	(62,083)	(17,160)	83,809
Cash and Cash Equivalents at Beginning of Year	71,207	88,367	4,558
Cash and Cash Equivalents at End of Year	$9,124	$71,207	$88,367

Supplemental Disclosure:
Interest paid, net of amounts capitalized	$107,346	$115,073	$104,500
Income taxes paid	$107,050	$118,499	$54,275

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CAPITALIZATION
(In thousands, except share amounts)

	As of December 31,
	2006		2005
Member’s Equity
Paid-in capital	$1,669,753		$1,669,753
Retained earnings	855,914		567,673
Accumulated other comprehensive income, net:
Unrealized loss on cash flow hedges	(12,168)		-
Unrealized gain (loss) on securities	5		47
Funded status of benefit plans	(102)		-
Minimum pension liability adjustment	-		(2,636)
	2,513,402	49.6%	2,234,837	50.4%
MidAmerican Energy Preferred Securities
(100,000,000 shares authorized)
Cumulative shares outstanding; not subject to mandatory redemption:
$3.30 Series, 49,451 shares	4,945		4,945
$3.75 Series, 38,305 shares	3,831		3,831
$3.90 Series, 32,630 shares	3,263		3,263
$4.20 Series, 47,362 shares	4,736		4,736
$4.35 Series, 49,945 shares	4,994		4,994
$4.40 Series, 35,697 shares	3,570		3,570
$4.80 Series, 49,898 shares	4,990		4,990
	30,329	0.6%	30,329	0.7%
Long-Term Debt, Excluding Current Portion
MidAmerican Energy:
Pollution control revenue obligations -
6.1% Series due 2007	-		1,000
5.95% Series, due 2023 (general mortgage bond-secured)	29,030		29,030
Variable rate series (2006- 3.97%, 2005- 3.59%) -
Due 2016 and 2017	37,600		37,600
Due 2023 (general mortgage bond-secured)	28,295		28,295
Due 2023	6,850		6,850
Due 2024	34,900		34,900
Due 2025	12,750		12,750
Notes -
5.125% Series, due 2013	275,000		275,000
4.65% Series, due 2014	350,000		350,000
6.75% Series, due 2031	400,000		400,000
5.75% Series, due 2035	300,000		300,000
5.8% Series, due 2036	350,000		-
Obligation under capital lease	578		1,184
Unamortized debt premium and discount, net	(5,614)		(5,358)
Total MidAmerican Energy	1,819,389	36.0%	1,471,251	33.1%
MidAmerican Funding parent:
6.339% Senior secured notes due 2009	175,000		175,000
6.75% Senior secured notes due 2011	200,000		200,000
6.927% Senior secured notes due 2029	325,000		325,000
Total MidAmerican Funding parent	700,000	13.8%	700,000	15.8%
	2,519,389	49.8%	2,171,251	48.9%
Total Capitalization	$5,063,120	100.0%	$4,436,417	100.0%

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
(In thousands)

	Years Ended December 31,
	2006	2005	2004

Beginning of Year	$567,673	$372,604	$193,347

Net Income	288,241	195,069	179,257

End of Year	$855,914	$567,673	$372,604

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INDEX

(1)	Company Organization	100

(2)	Summary of Significant Accounting Policies	100

(3)	Jointly Owned Utility Plant	101

(4)	Inventories	101

(5)	Investments and Nonregulated Property, Net	101

(6)	Regulatory Assets and Liabilities	104

(7)	Preferred Securities	104

(8)	Long-Term Debt	104

(9)	Short-Term Borrowings	105

(10)	Asset Retirement Obligations	106

(11)	Risk Management	106

(12)	Income Taxes	106

(13)	Non-Operating Other Income and Expense	107

(14)	Rate Matters	108

(15)	Commitments and Contingencies	108

(16)	Employee Benefit Plans	108

(17)	Fair Value of Financial Instruments	109

(18)	Segment Information	109

(19)	Related Party Transactions	111

(20)	Unaudited Quarterly Operating Results	113

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Company Organization

MidAmerican Funding, LLC (“MidAmerican Funding”) is an Iowa limited liability company with MidAmerican Energy Holdings Company (“MidAmerican Energy Holdings”) as its sole member. MidAmerican Energy Holding’s is 87.8% owned by Berkshire Hathaway Inc. (“Berkshire Hathaway”). MidAmerican Funding’s direct wholly owned subsidiary is MHC Inc. (“MHC”), which constitutes substantially all of MidAmerican Funding’s assets, liabilities and business activities except those related to MidAmerican Funding’s long-term debt securities. MHC’s principal subsidiary is MidAmerican Energy Company (“MidAmerican Energy”), a public utility with electric and natural gas operations. Other direct wholly owned subsidiaries of MHC are InterCoast Capital Company (“InterCoast Capital”), Midwest Capital Group, Inc., MidAmerican Services Company and MEC Construction Services Co.

(2)     Summary of Significant Accounting Policies

In addition to the following significant accounting policies, refer to Note (2) of MidAmerican Energy’s Notes to Consolidated Financial Statements for significant accounting policies of MidAmerican Funding.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of MidAmerican Funding and its subsidiaries. All significant intercompany accounts and transactions have been eliminated, other than those between rate-regulated operations.

Reclassifications

Certain amounts in the 2005 and 2004 Consolidated Financial Statements and supporting note disclosures have been reclassified to conform to the 2006 presentation. The Consolidated Statements of Operations reflect the reclassification of electric transmission wheeling costs from Other Operating Expenses to Cost of Fuel, Energy and Capacity totaling $8.5 million for 2005 and $6.0 million for 2004. These reclassifications had no effect on previously reported net income. The Consolidated Balance Sheet as of December 31, 2005, reflects the reclassification of the current portion of deferred income taxes to Current Liabilities - Other totaling $10.1 million.

Investments

MidAmerican Funding’s management determines the appropriate classification of investments in debt securities and equity securities at the acquisition date and re-evaluates the classifications at each balance sheet date. MidAmerican Funding’s investments in debt and equity securities, a majority of which are held in nuclear decommissioning trusts, are primarily classified as available-for-sale.

Available-for-sale securities are stated at fair value with realized gains and losses, as determined on a specific identification basis, recognized in earnings and unrealized gains and losses recognized in accumulated other comprehensive income (“AOCI”), net of tax, except for realized and unrealized gains and losses on funds held by the Quad Cities Station nuclear decommissioning trusts. Realized and unrealized gains and losses on these trust funds are recorded as regulatory liabilities because MidAmerican Funding expects any difference between actual decommissioning costs and the funds available in the trusts to be reflected in future regulated rates.

Goodwill

Goodwill represents the difference between the purchase cost and the fair value of the net assets acquired when MidAmerican Funding purchased MHC. Goodwill is allocated to each reporting unit and is tested for impairment using a variety of methods, principally discounted projected future net cash flows, at least annually and impairments, if any, are charged to earnings. MidAmerican Funding completed its annual review as of October 31, 2006. Key assumptions used in the testing include, but are not limited to, the use of an appropriate discount rate and estimated future cash flows. In estimating cash flows, MidAmerican Funding incorporates current market information as well as historical factors.

MidAmerican Funding records goodwill adjustments for changes in the estimates of or the settlement of tax bases of acquired assets, liabilities and carry-forwards and items relating to acquired entities’ prior income tax returns.

(3)     Jointly Owned Utility Plant

Refer to Note (3) of MidAmerican Energy’s Notes to Consolidated Financial Statements.

(4)     Inventories

Refer to Note (4) of MidAmerican Energy’s Notes to Consolidated Financial Statements.

(5)     Investments and Nonregulated Property, Net

Investments and Nonregulated Property, Net includes the following amounts as of December 31 (in thousands):

	2006	2005

Nuclear decommissioning trusts	$258,816	$228,070
Rabbi trusts	128,617	119,314
MidAmerican Energy non-utility property, net of accumulated depreciation of $4,823 and $4,058, respectively	17,115	6,967
Coal transportation property, net of accumulated depreciation of $2,871 and $2,579, respectively	9,048	9,340
Equipment leases	5,702	7,400
Real estate, net of accumulated depreciation of $639 and $603, respectively	4,977	5,264
Other venture capital investments	1,377	1,508
Energy projects	-	1,275
Other	1,331	1,697
Total	$426,983	$380,835

General

Investments held by the nuclear decommissioning trusts for the Quad Cities Station units are classified as available-for-sale and are reported at fair value. An amount equal to the net unrealized gains and losses on those investments is recorded as an adjustment to Regulatory Liabilities on the Consolidated Balance Sheets. Funds are invested in accordance with applicable federal investment guidelines and are restricted for use as reimbursement for costs of decommissioning Quad Cities Station.

The investment in Rabbi trusts represents the cash surrender value of corporate-owned life insurance policies on certain key executives and the fair value of other related investments. The Rabbi trusts were established to hold investments used to fund the obligations of various nonqualified executive and director compensation plans and to pay the costs of the trusts.

MidAmerican Energy non-utility property consists of property such as computer software, land and other assets not recoverable for regulated utility purposes. In 2006, MidAmerican Energy constructed $9.2 million of currently non-recoverable utility transmission assets, which are being depreciated over 55 years. Other depreciable property consists primarily of computer software, which is amortized on a straight-line basis over five years.

The coal transportation property is owned and operated by CBEC Railway Inc., a subsidiary of MidAmerican Energy. The property is depreciated on a straight-line basis over 37 years.

Equipment leases as of December 31, 2006, which are accounted for as leveraged leases and held by InterCoast Capital, consist primarily of a seven percent undivided interest in an electric generating station leased to a utility located in Arizona. That lease terminates in 2015 and had a carrying pre-tax value of $5.4 million and $6.4 million as of December 31, 2006 and 2005, respectively. The investment is exposed to the credit risk of the lessee.

Equipment leases for 2005 also include leveraged leases related to equity financing provided for two commercial passenger aircraft leased to major domestic airlines. During 2006, InterCoast Capital disposed of the two aircraft. Refer to Note (13) for a discussion of the losses recognized in 2005 related to the aircraft leases.

The investment in real estate includes primarily a 1,920 acre planned residential and commercial development community located in the southeast corner of South Dakota. As of December 31, 2006, 53.0% of the development available for sale had been sold.

As of December 31, 2005, energy projects consisted of non-controlling interests in a gas-fired cogeneration plant and a hydroelectric generating plant. During 2006, InterCoast Capital sold its partnership interest in the gas-fired cogeneration plant and changed a financing arrangement related to its investment in the hydroelectric generating plant. Refer to Note (13) regarding the income recognized by MidAmerican Funding.

Other venture capital investments include investments in independently managed funds, consisting principally of energy-related venture capital funds. The investments are accounted for using the cost or equity method of accounting, depending on MidAmerican Funding’s level of ownership and management control. Most of the special purpose funds have stated termination dates in 2007. At the time of fund termination, any remaining investments in the fund are liquidated and distributions are made to investors.

Investments in Debt and Equity Securities

Substantially all of MidAmerican Funding’s investments in debt and equity securities, other than auction rate securities, consist of the investments in the Quad Cities Station nuclear decommissioning trusts. Refer to Note (17) of MidAmerican Energy’s Notes to Consolidated Financial Statements. The amortized cost, gross unrealized gains and losses and estimated fair value of MidAmerican Funding’s investments in debt and equity securities as of December 31 were as follows (in thousands):

	2006
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale:
Equity securities	$88,870	$56,915	$(662)	$145,123
Municipal bonds	23,682	382	(60)	24,004
U. S. Government securities	54,094	461	(374)	54,181
Corporate securities	34,174	415	(125)	34,464
Cash equivalents	1,098	-	-	1,098
	$201,918	$58,173	$(1,221)	$258,870

	2005
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale:
Equity securities	$85,267	$44,609	$(2,087)	$127,789
Municipal bonds	21,309	319	(131)	21,497
U. S. Government securities	47,024	520	(402)	47,142
Corporate securities	31,243	527	(581)	31,189
Cash equivalents	571	-	-	571
	$185,414	$45,975	$(3,201)	$228,188

As of December 31, 2006, the debt securities held by the Quad Cities Station nuclear decommissioning trusts had the following maturities (in thousands):

	Available-For-Sale
	Amortized	Fair
	Cost	Value

Within 1 year	$3,363	$3,346
1 through 5 years	35,220	35,056
5 through 10 years	25,912	26,041
Over 10 years	47,455	48,206

The proceeds and gross realized gains and losses on the disposition of available-for-sale securities are shown in the following table (in thousands). Realized gains and losses in the Quad Cities Station nuclear decommissioning trusts are recorded in the regulatory liability related to the Quad Cities Station asset retirement obligation and do not impact earnings. Realized gains and losses are determined by specific identification. Refer to Note (13) for a discussion of the sale of marketable securities in 2006 resulting in a $27.6 million gain.

	Years Ended December 31,
	2006	2005	2004

Proceeds from sales	$187,087	$91,733	$85,237
Gross realized gains	31,580	3,256	3,205
Gross realized losses	(1,566)	(2,175)	(822)

(6)     Regulatory Assets and Liabilities

Refer to Note (6) of MidAmerican Energy’s Notes to Consolidated Financial Statements.

(7)     Preferred Securities

Refer to Note (7) of MidAmerican Energy’s Notes to Consolidated Financial Statements.

(8)     Long-Term Debt

MidAmerican Funding’s annual sinking fund requirements and maturities of long-term debt for 2007 through 2011 are $1.6 million, $0.4 million, $175.1 million, $- million and $200.0 million, respectively. Refer to MidAmerican Funding’s Consolidated Statements of Capitalization for detail of long-term debt.

MidAmerican Energy’s Variable Rate Pollution Control Revenue Obligations bear interest at rates that are periodically established through remarketing of the bonds in the short-term tax-exempt market. MidAmerican Energy, at its option, may change the mode of interest calculation for these bonds by selecting from among several floating or fixed rate alternatives. The interest rates shown in the Consolidated Statements of Capitalization are the weighted average interest rates as of December 31, 2006 and 2005. MidAmerican Energy maintains a revolving credit facility agreement to provide liquidity for holders of these issues.

The indenture pertaining to MidAmerican Energy’s unsecured senior notes provides that if MidAmerican Energy were to issue secured debt in the future, then such unsecured senior notes, as may then be existing, would equally and ratably be secured thereby. As of December 31, 2006, MidAmerican Energy was in compliance with all of its applicable long-term debt covenants.

On October 6, 2006, MidAmerican Energy issued $350.0 million of 5.8% medium-term notes due in 2036. The proceeds are being used to support construction of electric generation projects and for general corporate purposes.

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

(1)	100% of the principal amount of the series being redeemed; and

(2)
the sum of the present values of the remaining scheduled payments of principal and interest on the series being redeemed, discounted to the date of redemption on a semiannual basis at the treasury yield plus (x) 15 basis points in the case of the 2009 notes (y) 20 basis points in the case of the 2011 notes , or (z) 25 basis points in the case of the 2029 Bonds; plus

•	accrued and unpaid interest on the securities being redeemed to the date of redemption.

Subsidiaries of MidAmerican Funding must make payments on their own indebtedness before making distributions to MidAmerican Funding. The distributions are also subject to utility regulatory restrictions agreed to by MidAmerican Energy in March 1999. At that time, MidAmerican Energy committed to the IUB to use commercially reasonable efforts to maintain an investment grade rating on its long-term debt and to maintain its common equity level above 42% of total capitalization unless circumstances beyond its control result in the common equity level decreasing to below 39% of total capitalization. MidAmerican Energy must seek the approval from the IUB of a reasonable utility capital structure if MidAmerican Energy’s common equity level decreases below 42% of total capitalization, unless the decrease is beyond the control of MidAmerican Energy. MidAmerican Energy is also required to seek the approval of the IUB if MidAmerican Energy’s equity level decreases to below 39%, even if the decrease is due to circumstances beyond the control of MidAmerican Energy. As of December 31, 2006, MidAmerican Energy’s common equity ratio was 53.6% computed on a basis consistent with its commitment.

As of December 31, 2006, MidAmerican Funding was in compliance with all of its applicable long-term debt covenants.

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

(9)     Short-Term Borrowings

Interim financing of working capital needs and the construction program may be obtained with unaffiliated parties from the sale of commercial paper or short-term borrowing from banks.

MidAmerican Energy has in place a $500.0 million revolving credit facility expiring in July 2011, which supports its $379.6 million commercial paper program and its variable rate pollution control revenue obligations. The credit facility has a variable interest rate based on the London Interbank Offered Rate (“LIBOR”) plus 0.115% that varies based on MidAmerican Energy’s credit ratings for its senior unsecured long-term debt securities. The related credit agreement requires that MidAmerican Energy’s ratio of consolidated debt to total capitalization, including current maturities, not exceed 0.65 to 1.0 as of the last day of any quarter. In addition, MidAmerican Energy has a $5.0 million line of credit, which expires in June 2007 and has a variable interest rate based on LIBOR plus 0.25%. As of December 31, 2006 and 2005, MidAmerican Energy had no commercial paper or bank notes outstanding, and the full amount of the revolving credit facility and line of credit was available. MHC has a $4.0 million line of credit, expiring in June 2007, under which zero was outstanding at December 31, 2006. As of December 31, 2006, MidAmerican Funding and its subsidiaries were in compliance with all covenants related to their respective short-term borrowings. MidAmerican Energy has authority from the FERC to issue through April 14, 2007, short-term debt in the form of commercial paper and bank notes aggregating $500.0 million.

(10)     Asset Retirement Obligations

Refer to Note (10) of MidAmerican Energy’s Notes to Consolidated Financial Statements.

(11)     Risk Management

Refer to Note (11) of MidAmerican Energy’s Notes to Consolidated Financial Statements for a discussion of MidAmerican Funding’s commodity price, and weather risks.

(12)     Income Taxes

MidAmerican Funding’s income tax expense (benefit) includes the following for the years ended December 31 (in thousands):

	2006	2005	2004
Current:
Federal	$91,068	$86,774	$62,278
State	6,621	20,494	(5,376)
	97,689	107,268	56,902
Deferred:
Federal	9,953	(9,342)	40,023
State	(9,793)	(2,375)	(5,222)
	160	(11,717)	34,801

Investment tax credit, net	(3,392)	(4,181)	(4,367)
Total	$94,457	$91,370	$87,336

The following table is a reconciliation of the statutory federal income tax rate and the effective federal and state income tax rate indicated by the Consolidated Statements of Operations for the years ended December 31:

	2006	2005	2004

Statutory federal income tax rate	35.0%	35.0%	35.0%
Amortization of investment tax credit	(0.9)	(1.5)	(1.6)
State income tax, net of federal income tax benefit	4.4	4.9	5.9
Renewable electricity production tax credits	(5.6)	(3.9)	-
Effects of ratemaking	(2.1)	(2.0)	(2.8)
Resolution of potential tax matter	(4.6)	-	-
Other	(1.5)	(0.6)	(3.7)
Effective federal and state income tax rate	24.7%	31.9%	32.8%

The Consolidated Balance Sheets included the following deferred income taxes as of December 31 (in thousands):

	2006	2005

Deferred tax assets related to:
Regulatory liabilities	$136,462	$69,888
Revenue sharing	109,863	92,040
Pensions	51,125	54,022
Nuclear reserves and decommissioning	22,778	17,912
Unrealized losses, net	22,619	23,214
Fuel cost recoveries	5,347	-
Other	18,404	11,721
	366,598	268,797

Deferred tax liabilities related to:
Depreciable property	589,828	516,100
Regulatory assets	233,433	208,879
Fuel cost recoveries	-	9,896
Reacquired debt	2,559	2,472
	825,820	737,347

Net deferred income tax liability	$459,222	$468,550

The net deferred income tax liability was reflected as follows on the Consolidated Balance Sheets as of December 31, (in thousands).

	2006	2005

Current assets - Other	$8,513	$-
Current liabilities - Other	-	10,099
Deferred income taxes	467,735	458,451
Net deferred income tax liability	$459,222	$468,550

(13)     Non-Operating Other Income and Expense

Non-Operating Income - Other Income and Other Expense as shown on the Consolidated Statements of Operations include the following for the years ended December 31 (in thousands):

	2006	2005	2004
Other income:
Marketable securities gains	$32,187	$4,041	$480
Gains on sales of assets and other investments	15,277	9,943	-
Corporate-owned life insurance income	7,119	5,151	5,447
Income from energy projects and venture capital investments	5,196	1,211	2,540
Other	3,511	2,742	2,605
Total	$63,290	$23,088	$11,072

Marketable securities gains includes gains of $27.6 million in 2006 and $3.4 million in 2005 from the sale of the common shares MidAmerican Funding held of an electronic energy and metals trading exchange. Additionally, 2006 includes $4.5 million for a gain recognized when MidAmerican Funding donated its remaining shares in the company to a charitable foundation. An offsetting other expense, shown below, was also recognized for the donation.

Gains on the sales of assets and other investments, net in 2006 includes an $8.5 million gain on the sale of MidAmerican Funding’s non-controlling interest in a nonregulated gas-fired cogeneration plant and a $6.8 million gain on the sale of a commercial passenger aircraft. Gains on sales of assets and other investments, net in 2005 reflects gains on the sales of two non-strategic, passive investments.

Income from energy projects and venture capital investments for 2006 is due to changes in a financing arrangement related to a non-strategic investment in a hydroelectric generating plant.

	2006	2005	2004

Other expense:
Donation of investment in marketable securities	$4,470	$-	$-
Write-down of impaired airplane leases	-	15,641	1,735
Other - primarily items not recoverable from MidAmerican Energy’s regulated utility customers	3,405	4,366	3,532
Total	$7,875	$20,007	$5,267

The write-downs of impaired airplane leases relate to MidAmerican Funding’s previous investments in commercial passenger aircraft leased to major domestic airlines. During 2005, the airline industry continued to deteriorate and two major airline carriers filed for bankruptcy. MidAmerican Funding evaluated its investments in commercial passenger aircraft and recognized the losses for other-than-temporary impairments of those investments.

(14)     Rate Matters

Refer to Note (14) of MidAmerican Energy’s Notes to Consolidated Financial Statements.

(15)     Commitments and Contingencies

Refer to Note (15) of MidAmerican Energy’s Notes to Consolidated Financial Statements for MidAmerican Energy commitments and contingencies disclosures.

Other Commitments and Contingencies

MidAmerican Funding is involved in a number of legal proceedings and claims. While management is unable to predict the ultimate outcome of these matters, it is not expected that their resolution will have a material adverse effect on MidAmerican Funding’s financial results.

(16)     Employee Benefit Plans

Refer to Note (16) of MidAmerican Energy’s Notes to Consolidated Financial Statements for additional information regarding MidAmerican Funding’s pension, supplemental retirement and postretirement benefit plans.

Pension and postretirement costs allocated by MidAmerican Funding to its parent and other affiliates in each of the years ended December 31, were as follows (in millions):

	2006	2005	2004

Pension costs	$10.7	$11.3	$11.4
Other postretirement costs	1.7	1.8	3.1

(17)     Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, notes payable and short-term investments approximates fair value because of the short-term maturity or frequent remarketing of these instruments. Quad Cities Station nuclear decommissioning trust funds and other marketable securities are carried at fair value, which is based on quoted market prices.

The fair value of equity investments carried at cost is based on an estimate of MidAmerican Funding’s share of partnership equity, offers from unrelated third parties or the discounted value of the future cash flows expected to be received from these investments. The fair value of MidAmerican Funding’s long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to MidAmerican Energy for debt of the same remaining maturities. The following table presents the carrying amount and estimated fair value of the named financial instruments as of December 31 (in thousands):

	2006		2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial instruments owned:
Equity investments carried at cost	$1,435	$1,275	$2,138	$21,690

Financial instruments issued:
Long-term debt, including current portion	$2,521,009	$2,588,752	$2,331,760	$2,433,348

(18)     Segment Information

MidAmerican Funding has identified two reportable operating segments: regulated electric and regulated gas. The regulated electric segment derives most of its revenue from regulated retail sales of electricity to residential, commercial, and industrial customers and from wholesale sales to other utilities. The regulated gas segment derives most of its revenue from regulated retail sales of natural gas to residential, commercial, and industrial customers and also obtains significant revenues by transporting gas owned by others through its distribution system. Pricing for regulated electric and gas sales are established separately by regulatory agencies; therefore, management also reviews each segment separately to make decisions regarding allocation of resources and in evaluating performance. Common operating costs, interest income, interest expense and income tax expense are allocated to each segment based on MidAmerican Funding allocators most related to the nature of the cost. “Nonregulated and other” in the tables below consists principally of nonregulated gas and electric activities and parent company interest expense.

The following tables provide information on an operating segment basis as of and for the years ended December 31 (in thousands):

	2006	2005	2004
Segment Profit Information
Operating revenues:
Regulated electric	$1,779,482	$1,513,239	$1,421,709
Regulated gas	1,111,635	1,322,717	1,010,909
Nonregulated and other	561,677	330,128	269,082
Total	$3,452,794	$3,166,084	$2,701,700

Depreciation and amortization expense:
Regulated electric	$243,106	$237,274	$235,240
Regulated gas	30,460	30,354	29,712
Nonregulated and other (a)	1,248	1,514	1,457
Total	$274,814	$269,142	$266,409

Operating income:
Regulated electric	$372,060	$334,618	$304,045
Regulated gas	36,396	38,669	42,371
Nonregulated and other	12,162	7,796	9,531
Total	$420,618	$381,083	$355,947

Interest and dividend income:
Regulated electric	$7,313	$5,112	$3,809
Regulated gas	1,756	1,039	765
Nonregulated and other	2,893	1,038	334
Total	11,962	7,189	4,908
Eliminations	(2,680)	(986)	(399)
Consolidated	$9,282	$6,203	$4,509

Fixed charges and preferred dividends:
Regulated electric	$77,397	$68,782	$60,950
Regulated gas	12,805	10,694	10,037
Nonregulated and other	52,336	49,871	48,029
Total	142,538	129,347	119,016
Eliminations	(2,680)	(986)	(399)
Consolidated	$139,858	$128,361	$118,617

Income taxes:
Regulated electric	$105,199	$100,788	$93,122
Regulated gas	10,041	11,300	9,557
Nonregulated and other	(20,783)	(20,718)	(15,343)
Total	$94,457	$91,370	$87,336

Earnings on common stock:
Regulated electric	$238,456	$193,675	$171,490
Regulated gas	17,859	21,880	27,825
Nonregulated and other	31,926	(20,486)	(20,058)
Total	$288,241	$195,069	$179,257

	2006	2005	2004

Segment Asset Information
Capital expenditures:
Regulated electric	$770,213	$713,645	$690,157
Regulated gas	48,504	52,555	49,768
Nonregulated and other	1,220	1,893	1,845
Total	$819,937	$768,093	$741,770

Total assets:
Regulated electric	$6,675,884	$5,886,632	$5,404,376
Regulated gas	1,001,882	1,131,247	927,629
Nonregulated and other	116,725	139,537	95,239
Total	$7,794,491	$7,157,416	$6,427,244

(a)
Depreciation and amortization expense above includes depreciation related to nonregulated operations, which is included in Nonregulated Operating Expense - Other on the Consolidated Statements of Operations.

Goodwill resulting from past business combinations is not amortized. Periodically, such balances are evaluated for possible impairment. Based on MidAmerican Funding’s annual goodwill impairment test completed as of October 31, 2006, no impairment was indicated for goodwill. In 2005 and 2006, MidAmerican Funding adjusted goodwill for a change in related deferred income taxes due to resolution of tax issues existing at the time of purchase.

The following table shows the change in the carrying amount of goodwill by reportable segment for the years ended December 31, 2006 and 2005 (in thousands):

	Regulated	Regulated
	Electric	Gas	Total

Balance at January 1, 2005	$1,189,676	$78,406	$1,268,082
Income tax adjustment	(1,966)	(137)	(2,103)
Balance at December 31, 2005	1,187,710	78,269	1,265,979
Income tax adjustment	3,450	238	3,688
Balance at December 31, 2006	$1,191,160	$78,507	$1,269,667

(19)     Related Party Transactions

The companies identified as affiliates of MidAmerican Funding are Berkshire Hathaway and its subsidiaries, including MidAmerican Energy Holdings and its subsidiaries. The basis for these charges is provided for in service agreements between MidAmerican Funding and its affiliates. MidAmerican Energy reimbursed MidAmerican Energy Holdings in the amount of $9.2 million, $16.3 million and $11.4 million in 2006, 2005 and 2004, respectively, for its allocated share of corporate expenses.

MidAmerican Funding was reimbursed for charges incurred on behalf of its affiliates. The majority of these reimbursed expenses were for allocated employee wages and benefits, insurance, computer costs, administrative services, travel expenses and general and administrative expenses: including treasury, legal and accounting functions. The amount of such reimbursements was $61.7 million, $49.2 million and $56.4 million for 2006, 2005 and 2004, respectively.

MidAmerican Energy had an agreement with Cordova Energy Company LLC, a subsidiary of MidAmerican Energy Holdings, to purchase electric capacity and energy from a gas-fired combined cycle generation plant. The agreement, which terminated in May 2004, provided for MidAmerican Energy to purchase up to 50% of the net capacity of the plant and to supply the fuel stock required to generate the energy purchased. MidAmerican Energy’s payment for monthly capacity charges totaled $12.7 million for 2004.

Northern Natural Gas Company (“NNG”), a subsidiary of MidAmerican Energy Holdings, has been and is one of MidAmerican Energy’s suppliers of natural gas transportation and storage capacity. MidAmerican Energy had net purchases of natural gas transportation and storage capacity from NNG totaling $52.4 million in 2006, $52.6 million in 2005 and $48.3 million in 2004.

MHC has a $200 million revolving credit arrangement carrying interest at the 30-day LIBOR rate plus 25 basis points to borrow from MidAmerican Energy Holdings. Outstanding balances are unsecured and due on demand. The outstanding balance was $3.3 million at an interest rate of 5.60% as of December 31, 2006, and $54.3 million at an interest rate of 4.56% as of December 31, 2005, and is reflected as Note Payable to Affiliate on the Consolidated Balance Sheet.

MidAmerican Energy Holdings has a $100 million revolving credit arrangement, carrying interest at the 30-day LIBOR rate plus 25 basis points, to borrow from MHC. Outstanding balances are unsecured and due on demand. The outstanding balance was zero throughout 2006 and 2005.

MidAmerican Funding had accounts receivable from affiliates of $10.1 million and $8.1 million as of December 31, 2006 and 2005, respectively, included in Receivables on the Consolidated Balance Sheets. MidAmerican Funding also had accounts payable to affiliates of $6.6 million and $7.1 million as of December 31, 2006 and 2005, respectively, which is included in Accounts Payable on the Consolidated Balance Sheets.

In 2006, MHC received dividends totaling $50.0 million from MidAmerican Energy.

On December 31, 2006, MidAmerican Funding adopted SFAS No. 158 and recognized the full amount of the funded status for its pension and postretirement plans. The funded status of such plans attributable to MidAmerican Funding’s affiliates that had not previously been recognized through income was recognized as an intercompany balance with such affiliates. As of December 31, 2006, amounts receivable from affiliates attributable to the funded status of employee benefit plans totaled $16.1 million and similar amounts payable to affiliates totaled $19.2 million. MidAmerican Energy will adjust these balances when changes to the funded status of the respective plans are recognized and does not intend to settle the balances currently. See Note (16) for further information pertaining to pension and postretirement accounting.

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

(20)     Unaudited Quarterly Operating Results

	2006
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands)
Operating revenues	$1,041,717	$761,582	$766,785	$882,710
Operating income	134,473	79,179	129,182	77,784
Net income	86,628	57,520	78,622	65,471

	2005
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands)
Operating revenues	$856,278	$619,714	$723,308	$966,784
Operating income	99,351	58,570	130,246	92,916
Net income	56,357	25,209	66,921	46,582

Quarterly data reflect seasonal variations common in the Midwest utility industry.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.     Controls and Procedures

With the supervision and participation of MidAmerican Funding’s and MidAmerican Energy’s management, including their respective persons acting as chief executive officer and chief financial officer, each company performed an evaluation regarding the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2006. Based on that evaluation, MidAmerican Funding’s and MidAmerican Energy’s management, including their respective persons acting as chief executive officer and chief financial officer, concluded that their respective disclosure controls and procedures were effective. There have been no changes during the fourth quarter of 2006 in MidAmerican Funding’s or MidAmerican Energy’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.     Other Information

None

PART III

Item 10.     Directors and Executive Officers of the Registrant

MidAmerican Energy

The current directors and executive officers of MidAmerican Energy, their ages as of February 16, 2007, and their business experience is discussed below. The Board of Directors elects officers annually. There are no family relationships among these officers, nor any arrangements or understanding between any officer and any other person pursuant to which the officer was selected.

TODD M. RABA, 50, has been President of MidAmerican Energy since 2004 and Director of MidAmerican Energy since 2002. Mr. Raba served as Senior Vice President from 2001 to 2004 and as Vice President from 1997 to 2001.

KEITH D. HARTJE, 57, has been Senior Vice President of MidAmerican Energy since 1999 and held various executive and management positions with MidAmerican Energy and its predecessors prior to that.

BRIAN K. HANKEL, 44, has been Director of MidAmerican Energy since 2002 and Vice President and Treasurer of MidAmerican Energy since 1999. Mr. Hankel has been Vice President and Treasurer of MidAmerican Energy Holdings since January 1997.

THOMAS B. SPECKETER, 50, has been Vice President and Controller of MidAmerican Energy since 1999 and held various tax and accounting management positions with MidAmerican Energy and its predecessors prior to that.

STEVEN R. WEISS, 52, has been Director of MidAmerican Energy since 2005 and Senior Vice President since 2006. Mr. Weiss has been General Counsel of MidAmerican Energy since 2000 and served as Vice President from 2000 to 2006. Mr. Weiss served as Assistant General Counsel from 1999 to 2000 and held various other legal and management positions for MidAmerican Energy and its predecessors and affiliates prior to that.

MidAmerican Funding

The current managers and executive officers of MidAmerican Funding, their ages as of February 16, 2007, and their business experience is discussed below. The Board of Managers elects officers annually. There are no family relationships among these officers, nor any arrangements or understanding between any officer and any other person pursuant to which the officer was selected.

GREGORY E. ABEL, 44, has been MidAmerican Funding’s President since 1999. Mr. Abel served as MidAmerican Funding’s Chief Operating Officer from 1999 to 2005. Mr. Abel joined MidAmerican Energy Holdings in 1992.

BRIAN K. HANKEL, 44, has been Vice President and Treasurer of MidAmerican Funding since 2005. Mr. Hankel joined MidAmerican Energy Holdings in 1992.

THOMAS B. SPECKETER, 50, has been Vice President and Controller of MidAmerican Funding since 2005 and Vice President and Controller of MidAmerican Energy since 1999.

DOUGLAS L. ANDERSON, 48, has been a manager of MidAmerican Funding since 2005. Mr. Anderson served as MidAmerican Funding’s Vice President and General Counsel from 2002 to 2005. Mr. Anderson joined MidAmerican Energy Holdings in 1993.

PATRICK J. GOODMAN, 40, has been a manager of MidAmerican Funding since 2005. Mr. Goodman served as MidAmerican Funding’s Vice President and Treasurer from 1999 to 2005. Mr. Goodman joined MidAmerican Energy Holdings in 1995.

RONALD W. ROSKENS, 74, has been MidAmerican Funding’s Independent Manager since January 2003. Dr. Roskens has served since 1996 as the President of Global Connections, Inc. (Omaha, Nebraska), an international business consulting firm. Dr. Roskens has previously served as Administrator of the U.S. Agency for International Development, President of the University of Nebraska System and Executive Vice President and professor at Kent State University. He is a director of ConAgra Foods Inc.

Audit Committee and Audit Committee Financial Expert

During the fiscal year ended December 31, 2006, and as of the date of this Report, MidAmerican Funding’s Board of Managers and MidAmerican Energy’s Board of Directors had no committees, including any audit committee. Neither MidAmerican Funding nor MidAmerican Energy have any securities listed on any securities exchange and neither is required to have an audit committee. However, the audit committee of MidAmerican Energy Holdings  is acting as the audit committee for the companies.

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

Information required by Item 12 is omitted pursuant to General Instruction I(2)(c) to Form 10-K.

Item 13.     Certain Relationships and Related Transactions

Information required by Item 13 is omitted pursuant to General Instruction I(2)(c) to Form 10-K.

Item 14.     Principal Accountant Fees and Services

The following table shows MidAmerican Funding’s (consolidated) and MidAmerican Energy’s fees paid or accrued for audit services and fees paid for audit-related, tax and all other services rendered by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the “Deloitte Entities”) for each of the last two years (in thousands):

	MidAmerican Funding		MidAmerican Energy
	2006	2005	2006	2005

Audit fees (1)	$824.6	$546.0	$742.1	$491.4
Audit-related fees (2)	124.4	66.8	111.9	60.1
Tax fees (3)	304.3	135.2	273.9	121.7
All other fees	-	-	-	-
Total aggregate fees billed	$1,253.3	$748.0	$1,127.9	$673.2

(1)
Audit fees include fees for the audit of MidAmerican Funding’s and MidAmerican Energy’s consolidated financial statements and interim reviews of their quarterly financial statements, audit services provided in connection with required statutory audits, and comfort letters, consents and other services related to Securities and Exchange Commission matters.

(2)
Audit-related fees primarily include fees for assurance and related services for any other statutory or regulatory requirements, audits of certain employee benefit plans and consultations on various accounting and reporting matters.

(3)
Tax fees include fees for services relating to tax compliance, tax planning and tax advice. These services include assistance regarding federal and state tax compliance, tax return preparation and tax audits.

The audit committee of MidAmerican Energy Holdings reviewed and approved the services rendered by the Deloitte Entities in and for fiscal 2006 as set forth in the above table and concluded that the non-audit services were compatible with maintaining the principal accountant’s independence. Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by the principal accountant require approval in advance by the audit committee in order to assure that such services do not impair the principal accountant’s independence from MidAmerican Funding and MidAmerican Energy. Accordingly, the audit committee has an Audit and Non-Audit Services Pre-Approval Policy (the “Policy”) which sets forth the procedures and the conditions pursuant to which services to be performed by the principal accountant are to be pre-approved. Pursuant to the Policy, certain services described in detail in the Policy may be pre-approved on an annual basis together with pre-approved maximum fee levels for such services. The services eligible for annual pre-approval consist of services that would be included under the categories of Audit Fees, Audit-Related Fees and Tax Fees. If not pre-approved on an annual basis, proposed services must otherwise be separately approved prior to being performed by the principal accountant. In addition, any services that receive annual pre-approval but exceed the pre-approved maximum fee level also will require separate approval by the audit committee prior to being performed. The Policy does not delegate the audit committee’s responsibilities to pre-approve services performed by the principal accountant to management.

PART IV

Item 15.     Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements (included herein)

Consolidated financial statements of MidAmerican Energy and MidAmerican Funding, as well as the Report of Independent Registered Public Accounting Firm, are included in Item 8 of this Form 10-K.

(a)(2)	Financial Statement Schedules

The following schedules should be read in conjunction with the aforementioned financial statements.

Page

MidAmerican Energy Company Consolidated Valuation and Qualifying Accounts (Schedule II)	119

MidAmerican Funding, LLC Consolidated Valuation and Qualifying Accounts (Schedule II)	120

Other schedules are omitted because they are not required or the information therein is not applicable, or is reflected in the consolidated financial statements or notes thereto.

(b)	Exhibits

See Exhibits Index on page 123.

SCHEDULE II

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2006
(In thousands)

	Column B	Column C		Column E
	Balance at	Additions		Balance
Column A	Beginning	Charged	Column D	at End
Description	of Year	to Income	Deductions	of Year

Reserves Deducted From Assets To Which They Apply:

Reserve for uncollectible accounts receivable:

Year ended 2006	$10,872	$9,043	$(10,350)	$9,565

Year ended 2005	$8,678	$11,037	$(8,843)	$10,872

Year ended 2004	$7,484	$9,902	$(8,708)	$8,678

Reserves Not Deducted From Assets (1):

Year ended 2006	$11,037	$2,741	$(3,102)	$10,676

Year ended 2005	$9,404	$4,019	$(2,386)	$11,037

Year ended 2004	$8,779	$3,562	$(2,937)	$9,404

(1)	Reserves not deducted from assets include estimated liabilities for losses retained by MidAmerican Energy for workers compensation, public liability and property damage claims.

SCHEDULE II

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2006
(In thousands)

	Column B	Column C		Column E
	Balance at	Additions		Balance
Column A	Beginning	Charged	Column D	at End
Description	of Year	to Income	Deductions	of Year

Reserves Deducted From Assets To Which They Apply:

Reserve for uncollectible accounts receivable:

Year ended 2006	$10,942	$9,043	$(10,350)	$9,635

Year ended 2005	$8,748	$11,037	$(8,843)	$10,942

Year ended 2004	$7,554	$9,902	$(8,708)	$8,748

Reserves Not Deducted From Assets (1):

Year ended 2006	$12,481	$2,741	$(3,102)	$12,120

Year ended 2005	$10,848	$4,019	$(2,386)	$12,481

Year ended 2004	$9,737	$4,048	$(2,937)	$10,848

(1)	Reserves not deducted from assets include primarily estimated liabilities for losses retained by MHC for workers compensation, public liability and property damage claims.

SIGNATURES

MIDAMERICAN ENERGY

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDAMERICAN ENERGY COMPANY
Registrant

Date: March 1, 2007	/s/ Todd M. Raba
(Todd M. Raba)
President
(chief executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signatures	Title	Date

/s/ Thomas B. Specketer	Vice President and Controller	March 1, 2007
(Thomas B. Specketer)	(principal financial and accounting officer)

/s/ Brian K. Hankel	Vice President and Director	March 1, 2007
(Brian K. Hankel)

/s/ Todd M. Raba	President and Director	March 1, 2007
(Todd M. Raba)

/s/ Steven R. Weiss	Vice President and Director	March 1, 2007
(Steven R. Weiss)

MIDAMERICAN FUNDING, LLC

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDAMERICAN FUNDING, LLC
Registrant

Date: March 1, 2007	/s/ Gregory E. Abel
(Gregory E. Abel)
President
(chief executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signatures	Title	Date

/s/ Thomas B. Specketer	Vice President and Controller	March 1, 2007
(Thomas B. Specketer)	(principal financial and accounting officer)

/s/ Patrick J. Goodman	Manager	March 1, 2007
(Patrick J. Goodman)

/s/ Ronald W. Roskens	Manager	March 1, 2007
(Ronald W. Roskens)

/s/ Douglas L. Anderson	Manager	March 1, 2007
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

14
Code of Ethics for Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. (Filed as Exhibit 14.1 to MidAmerican Energy’s Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 1-11505.)

MidAmerican Funding

3.1	Articles of Organization of MidAmerican Funding, LLC (Filed as Exhibit 3.1 to MidAmerican Funding’s Registration Statement on Form S-4, Registration No. 333-90553.)

3.2	Operating Agreement of MidAmerican Funding, LLC (Filed as Exhibit 3.2 to MidAmerican Funding’s Registration Statement on Form S-4, Registration No. 333-90553.)

4.1
Indenture, dated as of March 11, 1999, by and between MidAmerican Funding, LLC and IBJ Whitehall Bank & Trust Company, as Trustee (Filed as Exhibit 4.1 to MidAmerican Funding’s Registration Statement on Form S-4, Registration No. 333-90553.)

4.2
First Supplemental Indenture, dated as of March 11, 1999, by and between MidAmerican Funding, LLC and IBJ Whitehall Bank & Trust Company, as Trustee (Filed as Exhibit 4.2 to MidAmerican Funding’s Registration Statement on Form S-4, Registration No. 333-90553.)

4.3
Second Supplemental Indenture, dated as of March 1, 2001, by and between MidAmerican Funding, LLC and The Bank of New York, as Trustee (Filed as Exhibit 4.4 to MidAmerican Funding’s Registration Statement on Form S-3, Registration No. 333-56624.)

4.4
Registration Rights Agreement, dated March 9, 1999, by and among MidAmerican Funding, LLC, Credit Suisse First Boston Corporation, Lehman Brothers, Inc., Goldman Sachs & Co. and Merrill Lynch & Co. (Filed as Exhibit 4.2 to MidAmerican Funding’s Registration Statement on Form S-4, Registration No. 333-90553.)

14
Code of Ethics for Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. (Filed as Exhibit 14.2 to MidAmerican Funding’s Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 333-90553.)

MidAmerican Energy and MidAmerican Funding

4.1
General Mortgage Indenture and Deed of Trust dated as of January 1, 1993, between Midwest Power Systems Inc. and Morgan Guaranty Trust Company of New York, Trustee. (Filed as Exhibit 4(b)-1 to Midwest Resources Inc.’s Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 1-10654.)

4.2
First Supplemental Indenture dated as of January 1, 1993, between Midwest Power Systems Inc. and Morgan Guaranty Trust Company of New York, Trustee. (Filed as Exhibit 4(b)-2 to Midwest Resources’ Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 1-10654.)

4.3
Second Supplemental Indenture dated as of January 15, 1993, between Midwest Power Systems Inc. and Morgan Guaranty Trust Company of New York, Trustee. (Filed as Exhibit 4(b)-3 to Midwest Resources’ Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 1-10654.)

4.4
Third Supplemental Indenture dated as of May 1, 1993, between Midwest Power Systems Inc. and Morgan Guaranty Trust Company of New York, Trustee. (Filed as Exhibit 4.4 to Midwest Resources’ Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 1-10654.)

4.5
Fourth Supplemental Indenture dated as of October 1, 1994, between Midwest Power Systems Inc. and Harris Trust and Savings Bank, Trustee. (Filed as Exhibit 4.5 to Midwest Resources’ Annual Report on Form 10-K for the year ended December 31, 1994, Commission File No. 1-10654.)

4.6
Fifth Supplemental Indenture dated as of November 1, 1994, between Midwest Power Systems Inc. and Harris Trust and Savings Bank, Trustee. (Filed as Exhibit 4.6 to Midwest Resources’ Annual Report on Form 10-K for the year ended December 31, 1994, Commission File No. 1-10654.)

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

4.12
Fourth Supplemental Indenture, dated November 1, 2005, by and between MidAmerican Energy Company and the Bank of New York Trust Company, NA, as Trustee. (Filed as Exhibit 4.1 to MidAmerican Energy’s Annual Report on Form 10-K for the year ended December 31, 2005, Commission File No. 333-15387.)

4.13
Indenture, dated as of October 1, 2006 - Senior Debt Securities between MidAmerican Energy Company and The Bank of New York Trust Company, N.A., as Trustee (Filed as Exhibit 4.1 to MidAmerican Energy’s Quarterly Report on Form 10-Q dated September 30, 2006, Commission File No. 333-15387.)

4.14
First Supplemental Indenture, dated as of October 6, 2006 - 5.800% Notes due 2036 between MidAmerican Energy Company and The Bank of New York Trust Company, N.A., as Trustee (Filed as Exhibit 4.2 to MidAmerican Energy’s Quarterly Report on Form 10-Q dated September 30, 2006, Commission File No. 333-15387.)

4.15
Distribution Agreement, dated October 3, 2006 - Medium Term Notes between MidAmerican Energy Company and Credit Suisse Securities (USA) LLC, J. P. Morgan Securities, Inc., LaSalle Financial Services, Inc., and BNP Paribas Securities Corp. (Filed as Exhibit 4.2 to MidAmerican Energy’s Quarterly Report on Form 10-Q dated September 30, 2006, Commission File No. 333-15387.)

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

10.12
Credit Agreement among MidAmerican Energy Company, the Lending Institutions Party Hereto, as Banks, Union Bank of California, N.A., as Syndication Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent, dated as of November 18, 2004 Union Bank of California, N.A. and J.P. Morgan Securities, Inc. Co-Lead Arrangers and Co-Book Runners. (Filed as Exhibit 10.1 to MidAmerican Energy’s Annual Report on Form 10-K dated December 31, 2005, Commission File No. 333-15387.)

10.13
Amended and Restated Credit Agreement among MidAmerican Energy Company, the lending institutions party hereto, as banks, JPMorgan Chase Bank, N.A., as Administrative Agent, Union Bank of California, N.A., as Syndication Agent, and The Royal Bank of Scotland plc, ABN Amro Bank N.V. and BNP Paribas, as Co-Documentation Agents, dated as of July 6, 2006. (Filed as Exhibit 10.1 to MidAmerican Energy’s Quarterly Report on Form 10-Q dated June 30, 2006, Commission File No. 333-15387.)

10.14
Stipulation and Agreement Dated December 20, 2004, in Regard to MidAmerican Energy Company Ratemaking Principles for the 2005 Wind Expansion Project, approved by the Iowa Utilities Board on January 31, 2005. (Filed as Exhibit 10.2 to MidAmerican Energy’s Quarterly Report on Form 10-Q dated June 30, 2006, Commission File No. 333-15387.)

10.15
Stipulation and Agreement Dated December 14, 2005, in Regard to MidAmerican Energy Company Ratemaking Principles for the 2006-2007 Wind Expansion Project, approved by the Iowa Utilities Board on April 18, 2006. (Filed as Exhibit 10.3 to MidAmerican Energy’s Quarterly Report on Form 10-Q dated June 30, 2006, Commission File No. 333-15387.)

Note:
Pursuant to (b) (4) (iii) (A) of Item 601 of Regulation S-K, MidAmerican Energy has not filed as an exhibit to this Form 10-K certain instruments with respect to long-term debt not registered in which the total amount of securities authorized there under does not exceed 10% of total assets of MidAmerican Energy, but hereby agrees to furnish to the Commission on request any such instruments.