Form 10-Q
period 2007-03-31
MIDAMERICAN ENERGY CO; MIDAMERICAN FUNDING LLC
filed 2007-05-07
CIK 928576, 1098296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

or

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
Yes ☐ No ☒

As of April 30, 2007, all of the member’s equity of MidAmerican Funding, LLC was held by its parent company, MidAmerican Energy Holdings Company.

As of April 30, 2007, all 70,980,203 outstanding shares of MidAmerican Energy Company’s voting stock were held by its parent company, MHC Inc., a direct, wholly owned subsidiary of MidAmerican Funding, LLC.

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
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Energy Company and subsidiary (the “Company”) as of March 31, 2007, and the related consolidated statements of operations, comprehensive income, and cash flows for the three-month periods ended March 31, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and consolidated statement of capitalization (not presented herein) of MidAmerican Energy Company and subsidiary as of December 31, 2006, and the related consolidated statements of operations, comprehensive income, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated February 27, 2007, we expressed an unqualified opinion on those consolidated financial statements, which included an explanatory paragraph related to the adoption of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Des Moines, Iowa
May 4, 2007

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands)

	As of
	March 31,	December 31,
	2007	2006
ASSETS
Utility Plant, Net
Electric	$6,415,190	$6,366,054
Gas	1,041,810	1,031,341
	7,457,000	7,397,395
Accumulated depreciation and amortization	(3,309,279)	(3,261,001)
	4,147,721	4,136,394
Construction work in progress	1,101,760	866,677
	5,249,481	5,003,071
Current Assets
Cash and cash equivalents	5,035	8,765
Short-term investments	-	15,000
Receivables, net	473,993	393,504
Inventories	37,241	113,343
Other	125,799	163,192
	642,068	693,804

Investments and Nonregulated Property, Net	416,644	409,533
Regulatory Assets	238,567	273,242
Other Assets	121,681	129,943
Total Assets	$6,668,441	$6,509,593

CAPITALIZATION AND LIABILITIES

Capitalization
Common shareholder’s equity	$2,059,771	$1,950,779
MidAmerican Energy preferred securities	30,329	30,329
Long-term debt, excluding current portion	1,819,461	1,819,389
	3,909,561	3,800,497
Current Liabilities
Notes payable	100,000	-
Current portion of long-term debt	465	1,620
Accounts payable	501,063	497,672
Taxes accrued	107,896	99,150
Interest accrued	28,749	32,407
Other	84,246	171,391
	822,419	802,240
Other Liabilities
Deferred income taxes	477,459	471,369
Investment tax credits	39,758	40,569
Asset retirement obligations	175,707	173,204
Regulatory liabilities	1,007,072	989,044
Other	236,465	232,670
	1,936,461	1,906,856
Total Capitalization and Liabilities	$6,668,441	$6,509,593

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands)

	Three Months
	Ended March 31,
	2007	2006

Operating Revenues
Regulated electric	$480,254	$415,189
Regulated gas	498,964	455,852
Nonregulated	256,738	170,141
	1,235,956	1,041,182

Operating Expenses
Regulated:
Cost of fuel, energy and capacity	196,231	141,203
Cost of gas sold	413,041	379,929
Other operating expenses	98,302	90,724
Maintenance	42,590	30,866
Depreciation and amortization	69,488	74,647
Property and other taxes	25,295	24,670
	844,947	742,039
Nonregulated:
Cost of sales	242,222	160,746
Other	4,165	3,509
	246,387	164,255
Total operating expenses	1,091,334	906,294

Operating Income	144,622	134,888

Non-Operating Income
Interest and dividend income	1,038	2,423
Allowance for equity funds	10,781	7,203
Other income	1,605	2,022
Other expense	(432)	(381)
	12,992	11,267
Fixed Charges
Interest on long-term debt	25,738	23,887
Other interest expense	3,489	2,709
Allowance for borrowed funds	(5,784)	(3,181)
	23,443	23,415

Income Before Income Taxes	134,171	122,740
Income Taxes	42,061	35,772
Net Income	92,110	86,968
Preferred Dividends	312	312

Earnings on Common Stock	$91,798	$86,656

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	Three Months
	Ended March 31,
	2007	2006

Earnings on Common Stock	$91,798	$86,656

Other Comprehensive Income (Loss)
Unrealized gains (losses) on cash flow hedges:
Unrealized gains during period-
Before income taxes	28,699	-
Income tax expense	(11,392)	-
	17,307	-
Less realized losses reflected in net income during period-
Before income taxes	(957)	-
Income tax benefit	381	-
	(576)	-
Net unrealized gains	17,883	-

Minimum pension liability adjustment:
Before income taxes	-	18
Income tax expense	-	(7)
	-	11

Other comprehensive income	17,883	11

Comprehensive Income	$109,681	$86,667

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months
	Ended March 31,
	2007	2006

Net Cash Flows From Operating Activities
Net income	$92,110	$86,968
Adjustments to reconcile net income to net cash provided:
Depreciation and amortization	69,725	74,979
Deferred income taxes and investment tax credit, net	4,560	(1,709)
Amortization of other assets and liabilities	6,414	6,834
Impact of changes in working capital-
Receivables, net	(79,124)	58,083
Inventories	76,102	47,904
Accounts payable	42,392	(89,359)
Taxes accrued	11,659	31,743
Other current assets and liabilities	(11,472)	22,921
Other, net	2,622	6,555
Net cash provided by operating activities	214,988	244,919

Net Cash Flows From Investing Activities
Utility construction expenditures	(331,680)	(130,484)
Quad Cities Station decommissioning trust fund	(399)	(2,075)
Purchases of available-for-sale securities	(28,859)	(303,163)
Proceeds from sales of available-for-sale securities	39,387	300,164
Other, net	3,252	6,494
Net cash used in investing activities	(318,299)	(129,064)

Net Cash Flows From Financing Activities
Dividends paid	(312)	(312)
Retirement of long-term debt, including reacquisition cost	(1,155)	(145)
Net increase in notes payable	100,000	-
Other	1,048	1,122
Net cash provided by financing activities	99,581	665

Net Increase (Decrease) in Cash and Cash Equivalents	(3,730)	116,520
Cash and Cash Equivalents at Beginning of Period	8,765	70,914
Cash and Cash Equivalents at End of Period	$5,035	$187,434

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	General

MidAmerican Energy Company (“MidAmerican Energy”) is a public utility with electric and natural gas operations and is the principal subsidiary of MHC Inc. (“MHC”). MHC has the following nonregulated subsidiaries: InterCoast Capital Company, MidAmerican Services Company, Midwest Capital Group, Inc. and MEC Construction Services Co. MHC is the direct wholly owned subsidiary of MidAmerican Funding, LLC, (“MidAmerican Funding”), which is an Iowa limited liability company with MidAmerican Energy Holdings Company (“MidAmerican Energy Holdings”) as its sole member. MidAmerican Energy Holdings is a consolidated subsidiary of Berkshire Hathaway Inc.

The accompanying unaudited Consolidated Financial Statements have been prepared by MidAmerican Energy in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, they do not include all of the information and disclosures required for annual financial statements. In the opinion of MidAmerican Energy, all adjustments, consisting of normal recurring adjustments, have been made to present fairly its financial position, results of operations and changes in cash flows for the periods presented. In order to be consistent with the current year presentation, certain reclassifications have been made to the unaudited Consolidated Statement of Operations for the three months ended March 31, 2006. Although MidAmerican Energy believes that the disclosures contained herein are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the Consolidated Financial Statements and the notes thereto included in MidAmerican Energy’s latest Annual Report on Form 10-K.

The accompanying unaudited Consolidated Financial Statements include the accounts of MidAmerican Energy and the subsidiary in which it holds a controlling financial interest. All significant intercompany accounts and transactions have been eliminated, other than those between rate-regulated operations.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Management’s Discussion and Analysis and Note 2 of Notes to Consolidated Financial Statements included in MidAmerican Energy’s Annual Report on Form 10-K for the year ended December 31, 2006, describe the most significant accounting estimates and policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in MidAmerican Energy’s assumptions regarding critical accounting estimates and significant accounting policies during the first three months of 2007, except as described in Note 2.

(2)	New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option may only be made at initial recognition of the asset or liability or upon a re-measurement event that gives rise to new-basis accounting. The decision about whether to elect the fair value option is applied on an instrument-by-instrument basis, is irrevocable and is applied only to an entire instrument and not only to specified risks, cash flows or portions of that instrument. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. MidAmerican Energy and MidAmerican Funding are currently evaluating the impact of adopting SFAS No. 159 on their respective financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not impose fair value measurements on items not already accounted for at fair value; rather it applies, with certain exceptions, to other accounting pronouncements that either require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. MidAmerican Energy and MidAmerican Funding are currently evaluating the impact of adopting SFAS No. 157 on their respective consolidated financial position and results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). MidAmerican Energy adopted the provisions of FIN 48 effective January 1, 2007. Under FIN 48, tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in MidAmerican Energy’s tax returns that do not meet these recognition and measurement standards.

As of January 1, 2007, MidAmerican Energy had $24.8 million of unrecognized tax benefits. Of this amount, MidAmerican Energy recognized a net increase in the liability for unrecognized tax benefits of $11.3 million as a cumulative effect of adopting FIN 48, which was offset by reductions in beginning retained earnings of $0.7 million and deferred income tax liabilities of $9.0 million and an increase in regulatory assets of $1.6 million in the Consolidated Balance Sheet. The remaining $13.5 million had been previously accrued under SFAS No. 5, “Accounting for Contingencies,” or SFAS No. 109, “Accounting for Income Taxes.” The entire $24.8 million of unrecognized tax benefits is included in other liabilities - other in the Consolidated Balance Sheet.

Included in the $24.8 million are $14.2 million of net unrecognized tax benefits that, if recognized, would have an impact on the effective tax rate. The remaining unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility. Recognition of these tax benefits, other than applicable interest and penalties, would not affect MidAmerican Energy’s effective tax rate. MidAmerican Energy recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. As of January 1, 2007, MidAmerican Energy had $4.4 million accrued for the payment of interest, which is included in unrecognized tax benefits.

MidAmerican Energy’s ultimate parent company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The U.S. Internal Revenue Service has closed its examination of the parent company’s income tax returns through 2003, including components related to MidAmerican Energy. In addition, open tax years related to a number of state jurisdictions remain subject to examination. During the three-month period ended March 31, 2007, there were no material changes to the liability for uncertain tax positions.

(3)	Risk Management

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

The following table summarizes the various derivative mark-to-market positions included in the unaudited Consolidated Balance Sheet as of March 31, 2007 (in thousands):

					Accumulated
				Regulatory	Other
	Derivative Net Assets (Liabilities)			Net Asset	Comprehensive
	Assets	Liabilities	Total	(Liability)	(Income) Loss (1)

Regulated electric	$11,471	$(7,885)	$3,586	$(3,586)	$-
Regulated gas	2,369	(120)	2,249	(2,249)	-
Nonregulated	20,289	(10,165)	10,124	-	(9,470)
Total	$34,129	$(18,170)	$15,959	$(5,835)	$(9,470)

Current	$27,784	$(15,235)	$12,549
Non-current	6,345	(2,935)	3,410
Total	$34,129	$(18,170)	$15,959

(1)	Before income taxes.

The following table summarizes the various derivative mark-to-market positions included in the consolidated balance sheet as of December 31, 2006 (in thousands):

					Accumulated
				Regulatory	Other
	Derivative Net Assets (Liabilities)			Net Asset	Comprehensive
	Assets	Liabilities	Total	(Liability)	(Income) Loss (1)

Regulated electric	$35,744	$(14,307)	$21,437	$(21,437)	$-
Regulated gas	1,760	(44,728)	(42,968)	35,793	-
Nonregulated	35,934	(56,648)	(20,714)	-	20,187
Total	$73,438	$(115,683)	$(42,245)	$14,356	$20,187

Current	$67,581	$(109,406)	$(41,825)
Non-current	5,857	(6,277)	(420)
Total	$73,438	$(115,683)	$(42,245)

(1)	Before income taxes.

(4)	Rate Matters

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

On January 31, 2005, the IUB approved a settlement agreement filed in conjunction with MidAmerican Energy’s 2005 expansion of its wind-powered generation project. On April 18, 2006, the IUB approved a settlement agreement filed in conjunction with MidAmerican Energy’s application for up to 545 MW, based on nameplate ratings, of additional wind-powered generation capacity in Iowa. The settlement agreements extend the current revenue sharing mechanism through 2012 and MidAmerican Energy’s and the OCA’s commitments regarding general increases or decreases in electric base rates through December 31, 2012.

On April 19, 2007, MidAmerican Energy filed with the IUB a settlement agreement between MidAmerican Energy and the OCA in conjunction with MidAmerican Energy’s ratemaking principles application for up to 540 MW, based on nameplate ratings, of additional wind-powered generation capacity in Iowa. With the exception of 123 MW currently under development, all new wind-powered capacity, up to the 540 MW, that is currently not in service but is placed in service on or before December 31, 2013 (“Wind IV Iowa Projects”), will be subject to this settlement agreement. Under the settlement agreement, MidAmerican Energy and the OCA agree not to seek or support a general increase or decrease, respectively, in electric base rates to become effective prior to January 1, 2014, unless MidAmerican Energy’s projected return on equity for 2013, computed as prescribed in the agreement, would be below 10%. Additionally, the revenue sharing arrangement for the years 2006 through 2010 will also apply to 2013, with any revenue sharing liability incurred for 2013 to be applied against the cost of Wind IV Iowa Projects, unless a rate case is filed pursuant to the 10% threshold, as discussed above. Under that circumstance, the revenue sharing arrangement is changed for 2013 such that 83.3% of Iowa operating income in excess of electric returns on equity allowed by the IUB will be used to offset the cost of Wind IV Iowa Projects.

Subject to regulatory approval of the settlement agreement, effective January 1, 2007, through December 31, 2013 (or December 31, 2012, in the event there is a rate increase in 2013), MidAmerican Energy will reduce its funding into the Quad Cities Station’s decommissioning trusts from the 2006 level of $8.3 million annually to a new level of $1.6 million annually. The remaining difference of $6.7 million will be used to reduce electric base rates in 2008 and 2009 for MidAmerican Energy’s residential customers in eastern and southern Iowa, service territories previously served by two of MidAmerican Energy’s predecessor companies. To the extent the $6.7 million exceeds the annual amount needed to implement these rate reductions, as approved by the IUB, the excess will be used during the period 2007 through 2013 (or 2007 through 2012 in the event there is a rate increase in 2013), to reduce MidAmerican Energy’s investment in Council Bluffs Energy Center Unit No. 4 (“CBEC Unit 4”).

The regulatory liabilities created by the settlement agreements are recorded as a regulatory charge in depreciation and amortization expense when the liability is accrued. Additionally, interest expense is accrued on the portion of the regulatory liability balance recorded in prior years. Regulatory liabilities created for the years through 2010 will be reduced as they are credited against utility plant when the associated generating plant additions are placed in service. As a result of such credits applied to generating plant balances, future depreciation will be reduced. The regulatory liability accrued for 2011 and 2012, if any, will be credited to customer bills in 2012 and 2013, respectively. All of the January 1, 2007, balance is expected to be credited to utility plant in 2007 when CBEC Unit 4 is placed in service. The change in the balance of the regulatory liability is summarized as follows (in thousands):

Balance January 1, 2007	$259,263
Revenue sharing	10,000
Interest costs	3,057
Amounts applied to utility plant in service	(304)
Balance March 31, 2007	$272,016

(5)	Commitments and Contingencies

Environmental Matters

MidAmerican Energy is subject to federal, state and local laws and regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters that have the potential to impact its current and future operations. MidAmerican Energy believes it is in material compliance with current environmental requirements.

Legal Matters

MidAmerican Energy is party in a variety of legal actions arising out of the normal course of business. Plaintiffs occasionally seek punitive or exemplary damages. MidAmerican Energy does not believe that such normal and routine litigation will have a material effect on its consolidated financial results.

(6)	Employee Benefit Plans

MidAmerican Energy sponsors a noncontributory defined benefit pension plan covering substantially all employees of MidAmerican Energy Holdings Company and its domestic energy subsidiaries other than PacifiCorp. MidAmerican Energy also sponsors certain postretirement health care and life insurance benefits covering substantially all retired employees of MidAmerican Energy Holdings Company and its domestic energy subsidiaries other than PacifiCorp. The components of net periodic benefit cost for these plans for the three months ended March 31 was as follows (in thousands):

	Pension		Other Postretirement
	2007	2006	2007	2006

Service cost	$6,232	$6,409	$1,709	$1,741
Interest cost	10,024	9,489	3,657	3,471
Expected return on plan assets	(10,633)	(9,727)	(3,337)	(2,482)
Net amortization	828	910	629	953
Net periodic benefit cost	$6,451	$7,081	$2,658	$3,683

MidAmerican Energy expects to contribute $6.9 million and $13.9 million in 2007 to its pension and other postretirement plans, respectively. As of March 31, 2007, $1.0 million and $3.5 million of contributions had been made to the pension and other postretirement plans, respectively.

(7)	Segment Information

MidAmerican Energy has identified two reportable operating segments: regulated electric and regulated gas. The regulated electric segment derives most of its revenue from regulated retail sales of electricity to residential, commercial, and industrial customers and from wholesale sales to other utilities. The regulated gas segment derives most of its revenue from regulated retail sales of natural gas to residential, commercial, and industrial customers and also obtains significant revenues by transporting gas owned by others through its distribution system. Pricing for regulated electric and gas sales are established separately by regulatory agencies; therefore, management also reviews each segment separately to make decisions regarding allocation of resources and in evaluating performance. Common operating costs, interest income, interest expense and income tax expense are allocated to each segment based on MidAmerican Energy allocators most related to the nature of the cost. “Nonregulated and other” in the tables below consists principally of nonregulated gas and electric activities. The following tables provide information on a reportable operating segment basis (in thousands):

	Three Months
	Ended March 31,
	2007	2006
Segment Profit Information
Operating revenues:
Regulated electric	$480,254	$415,189
Regulated gas	498,964	455,852
Nonregulated and other	256,738	170,141
Total	$1,235,956	$1,041,182

Operating income:
Regulated electric	$94,873	$99,168
Regulated gas	40,819	31,609
Nonregulated and other	8,930	4,111
Total	$144,622	$134,888

Earnings on common stock:
Regulated electric	$63,704	$63,300
Regulated gas	23,123	19,967
Nonregulated and other	4,971	3,389
Total	$91,798	$86,656

	As of
	March 31,	December 31,
	2007	2006
Segment Asset Information
Total assets:
Regulated electric	$5,640,113	$5,484,726
Regulated gas	836,903	923,373
Nonregulated and other	191,425	101,494
Total	$6,668,441	$6,509,593

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Member
MidAmerican Funding, LLC
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Funding, LLC and subsidiaries (the “Company”) as of March 31, 2007, and the related consolidated statements of operations, comprehensive income, and cash flows for the three-month periods ended March 31, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and consolidated statement of capitalization (not presented herein) of MidAmerican Funding, LLC and subsidiaries as of December 31, 2006, and the related consolidated statements of operations, comprehensive income, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated February 27, 2007, we expressed an unqualified opinion on those consolidated financial statements, which included an explanatory paragraph related to the adoption of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Des Moines, Iowa
May 4, 2007

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands)

	As of
	March 31,	December 31,
	2007	2006
ASSETS
Utility Plant, Net
Electric	$6,415,190	$6,366,054
Gas	1,041,810	1,031,341
	7,457,000	7,397,395
Accumulated depreciation and amortization	(3,309,279)	(3,261,001)
	4,147,721	4,136,394
Construction work in progress	1,101,760	866,677
	5,249,481	5,003,071
Current Assets
Cash and cash equivalents	5,648	9,124
Short-term investments	-	15,000
Receivables, net	475,859	390,836
Inventories	37,241	113,343
Other	126,325	163,450
	645,073	691,753

Investments and Nonregulated Property, Net	433,282	426,983
Goodwill	1,269,498	1,269,667
Regulatory Assets	238,567	273,242
Other Assets	121,526	129,775
Total Assets	$7,957,427	$7,794,491

CAPITALIZATION AND LIABILITIES
Capitalization
Member’s equity	$2,614,499	$2,513,402
MidAmerican Energy preferred securities	30,329	30,329
Long-term debt, excluding current portion	2,519,461	2,519,389
	5,164,289	5,063,120
Current Liabilities
Notes payable	100,000	-
Note payable to affiliate	25,293	3,285
Current portion of long-term debt	465	1,620
Accounts payable	501,272	493,409
Taxes accrued	103,004	97,972
Interest accrued	32,809	48,130
Other	84,530	171,583
	847,373	815,999
Other Liabilities
Deferred income taxes	469,972	467,735
Investment tax credits	39,758	40,569
Asset retirement obligations	175,707	173,204
Regulatory liabilities	1,007,072	989,044
Other	253,256	244,820
	1,945,765	1,915,372
Total Capitalization and Liabilities	$7,957,427	$7,794,491

The accompanying notes are an integral part of these financial statements

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands)

	Three Months
	Ended March 31,
	2007	2006
Operating Revenues
Regulated electric	$480,254	$415,189
Regulated gas	498,964	455,852
Nonregulated	258,082	170,676
	1,237,300	1,041,717

Operating Expenses
Regulated:
Cost of fuel, energy and capacity	196,231	141,203
Cost of gas sold	413,041	379,929
Other operating expenses	98,302	90,724
Maintenance	42,590	30,866
Depreciation and amortization	69,488	74,647
Property and other taxes	25,295	24,670
	844,947	742,039
Nonregulated:
Cost of sales	242,415	160,924
Other	5,309	4,281
	247,724	165,205
Total operating expenses	1,092,671	907,244

Operating Income	144,629	134,473

Non-Operating Income
Interest and dividend income	1,087	2,464
Allowance for equity funds	10,781	7,203
Other income	1,969	15,173
Other expense	(462)	(415)
	13,375	24,425

Fixed Charges
Interest on long-term debt	37,513	35,661
Other interest expense	3,661	3,394
Preferred dividends of subsidiaries	312	312
Allowance for borrowed funds	(5,784)	(3,181)
	35,702	36,186

Income Before Income Taxes	122,302	122,712
Income Taxes	37,355	36,084

Net Income	$84,947	$86,628

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	Three Months
	Ended March 31,
	2007	2006

Net Income	$84,947	$86,628

Other Comprehensive Income (Loss)
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) during period-
Before income taxes	(26)	1
Income tax benefit	9	-
Net unrealized gains (losses)	(17)	1

Unrealized gains (losses) on cash flow hedges:
Unrealized gains during period-
Before income taxes	28,699	-
Income tax expense	(11,392)	-
	17,307	-
Less realized gains (losses) reflected in net income during period-
Before income taxes	(957)	-
Income tax benefit	381	-
	(576)
Net unrealized gains	17,883	-

Funded status of benefit plans:
Before income taxes	11	-
Income tax expense	(5)	-
	6	-

Minimum pension liability adjustment:
Before income taxes	-	18
Income tax expense	-	(7)
	-	11

Other comprehensive income	17,872	12

Comprehensive Income	$102,819	$86,640

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months
	Ended March 31,
	2007	2006

Net Cash Flows From Operating Activities
Net income	$84,947	$86,628
Adjustments to reconcile net income to net cash provided:
Depreciation and amortization	69,771	75,028
Deferred income taxes and investment tax credit, net	4,265	7,062
Amortization of other assets and liabilities	6,082	2,273
Gain on sale of securities, assets and other investments	-	(7,288)
Impact of changes in working capital-
Receivables, net	(83,658)	66,520
Inventories	76,102	47,904
Accounts payable	46,864	(89,470)
Taxes accrued	8,291	19,930
Other current assets and liabilities	(23,310)	10,973
Other, net	3,591	7,514
Net cash provided by operating activities	192,945	227,074

Net Cash Flows From Investing Activities
Utility construction expenditures	(331,680)	(130,484)
Quad Cities Station decommissioning trust fund	(399)	(2,075)
Proceeds from sales of assets and other investments	-	8,564
Purchases of available-for-sale securities	(28,859)	(303,163)
Proceeds from sales of available-for-sale securities	39,387	300,164
Other, net	3,228	6,506
Net cash used in investing activities	(318,323)	(120,488)

Net Cash Flows From Financing Activities
Retirement of long-term debt, including reacquisition cost	(1,155)	(145)
Note payable to affiliate	22,009	8,905
Net increase in notes payable	100,000	-
Other	1,048	1,122
Net cash provided by financing activities	121,902	9,882

Net Increase (Decrease) in Cash and Cash Equivalents	(3,476)	116,468
Cash and Cash Equivalents at Beginning of Period	9,124	71,207
Cash and Cash Equivalents at End of Period	$5,648	$187,675

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	General

MidAmerican Funding, LLC (“MidAmerican Funding”) is an Iowa limited liability company with MidAmerican Energy Holdings Company as its sole member. MidAmerican Energy Holdings Company is a consolidated subsidiary of Berkshire Hathaway Inc. MidAmerican Funding’s direct, wholly owned subsidiary is MHC Inc. (“MHC”), which constitutes substantially all of MidAmerican Funding’s assets, liabilities and business activities except those related to MidAmerican Funding’s long-term debt securities. MHC, MidAmerican Funding and MidAmerican Energy Holdings Company are public utility holding companies headquartered in Des Moines, Iowa. MHC’s principal subsidiary is MidAmerican Energy Company, a public utility with electric and natural gas operations. Other direct, wholly owned subsidiaries of MHC include InterCoast Capital Company, Midwest Capital Group, Inc., MidAmerican Services Company and MEC Construction Services Co.

The accompanying unaudited Consolidated Financial Statements have been prepared by MidAmerican Funding in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, they do not include all of the information and disclosures required for annual financial statements. In the opinion of MidAmerican Funding, all adjustments, consisting of normal recurring adjustments, have been made to present fairly its financial position, results of operations and changes in cash flows for the periods presented. In order to be consistent with the current year presentation, certain reclassifications have been made to the unaudited Consolidated Statement of Operations for the three months ended March 31, 2006. Although MidAmerican Funding believes that the disclosures contained herein are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the Consolidated Financial Statements and the notes thereto included in MidAmerican Funding’s latest Annual Report on Form 10-K.

The accompanying unaudited Consolidated Financial Statements include the accounts of MidAmerican Funding and its subsidiaries in which it holds a controlling financial interest. All significant intercompany accounts and transactions have been eliminated, other than those between rate-regulated operations.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Management’s Discussion and Analysis and Note 2 of Notes to Consolidated Financial Statements included in MidAmerican Funding’s Annual Report on Form 10-K for the year ended December 31, 2006, describe the most significant accounting estimates and policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in MidAmerican Funding’s assumptions regarding critical accounting estimates and significant accounting policies during the first three months of 2007, except as described in Note 2.

(2)	New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). MidAmerican Funding adopted the provisions of FIN 48 effective January 1, 2007. Under FIN 48, tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in MidAmerican Funding’s tax returns that do not meet these recognition and measurement standards.

As of January 1, 2007, MidAmerican Funding had $33.1 million of unrecognized tax benefits. Of this amount, MidAmerican Funding recognized a net increase in the liability for unrecognized tax benefits of $15.7 million as a cumulative effect of adopting FIN 48, which was offset by reductions in beginning retained earnings of $1.7 million, deferred income tax liabilities of $12.6 million and goodwill of $0.2 million and an increase in regulatory assets of $1.6 million in the Consolidated Balance Sheet. The remaining $17.4 million had been previously accrued under SFAS No. 5, “Accounting for Contingencies,” or SFAS No. 109, “Accounting for Income Taxes.” The entire $33.1 million of unrecognized tax benefits is included in other liabilities - other in the Consolidated Balance Sheet.

Included in the 33.1 million are $19.0 million of net unrecognized tax benefits that, if recognized, would have an impact on the effective tax rate. The remaining unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility. Recognition of these tax benefits, other than applicable interest and penalties, would not affect MidAmerican Funding’s effective tax rate. MidAmerican Funding recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. As of January 1, 2007, MidAmerican Funding had $4.6 million accrued for the payment of interest, which is included in unrecognized tax benefits.

MidAmerican Funding’s ultimate parent company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The U.S. Internal Revenue Service has closed its examination of the parent company’s income tax returns through 2003, including components related to MidAmerican Funding. In addition, open tax years related to a number of state jurisdictions remain subject to examination. During the three-month period ended March 31, 2007, there were no material changes to the liability for uncertain tax positions.

Refer to Note 2 of MidAmerican Energy’s Notes to Consolidated Financial Statements for additional disclosure of new accounting pronouncements.

(3)	Risk Management

Refer to Note 3 of MidAmerican Energy’s Notes to Consolidated Financial Statements for information regarding MidAmerican Funding’s risk management.

(4)	Rate Matters

Refer to Note 4 of MidAmerican Energy’s Notes to Consolidated Financial Statements for information regarding MidAmerican Funding’s rate matters.

(5)	Commitments and Contingencies

Refer to Note 5 of MidAmerican Energy’s Notes to Consolidated Financial Statements for information regarding MidAmerican Funding’s commitments and contingencies.

(6)	Employee Benefit Plans

Refer to Note 6 of MidAmerican Energy’s Notes to Consolidated Financial Statements for information regarding MidAmerican Funding’s employee benefit plans.

(7)	Segment Information

MidAmerican Funding has identified two reportable operating segments: regulated electric and regulated gas. The regulated electric segment derives most of its revenue from regulated retail sales of electricity to residential, commercial, and industrial customers and from wholesale sales to other utilities. The regulated gas segment derives most of its revenue from regulated retail sales of natural gas to residential, commercial, and industrial customers and also obtains significant revenues by transporting gas owned by others through its distribution system. Pricing for regulated electric and gas sales are established separately by regulatory agencies; therefore, management also reviews each segment separately to make decisions regarding allocation of resources and in evaluating performance. Common operating costs, interest income, interest expense and income tax expense are allocated to each segment based on MidAmerican Funding allocators most related to the nature of the cost. “Nonregulated and other” in the tables below consists principally of nonregulated gas and electric activities and parent company interest expense. The following tables provide information on a reportable operating segment basis (in thousands):

	Three Months
	Ended March 31,
	2007	2006

Segment Profit Information
Operating revenues:
Regulated electric	$480,254	$415,189
Regulated gas	498,964	455,852
Nonregulated and other	258,082	170,676
Total	$1,237,300	$1,041,717

Operating income:
Regulated electric	$94,873	$99,168
Regulated gas	40,819	31,609
Nonregulated and other	8,937	3,696
Total	$144,629	$134,473

Net income:
Regulated electric	$63,704	$63,300
Regulated gas	23,123	19,967
Nonregulated and other	(1,880)	3,361
Total	$84,947	$86,628

	As of
	March 31,	December 31,
	2007	2006
Segment Asset Information
Total assets (a):
Regulated electric	$6,831,113	$6,675,884
Regulated gas	915,401	1,001,882
Nonregulated and other	210,913	116,725
Total	$7,957,427	$7,794,491

(a)	Total assets by operating segment reflect the assignment of goodwill to applicable reporting units in accordance with GAAP.

Goodwill is allocated to each reportable operating segment included in total assets above. For the three months ended March 31, 2007, MidAmerican Funding adjusted goodwill for a change in deferred income taxes in conjunction with the adoption of FIN 48 as discussed in Note 2. The following table shows the change in the carrying amount of goodwill by reportable operating segment for the three months ended March 31, 2007 (in thousands):

	Electric	Gas	Total

Balance at January 1, 2007	$1,191,160	$78,507	$1,269,667
Income tax adjustment	(160)	(9)	(169)
Balance at March 31, 2007	$1,191,000	$78,498	$1,269,498

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MidAmerican Energy Company (“MidAmerican Energy”) is a public utility with electric and natural gas operations and is the principal subsidiary within MidAmerican Funding, LLC (“MidAmerican Funding”).

Management’s Discussion and Analysis (“MD&A”) addresses the financial statements of MidAmerican Funding and its subsidiaries and MidAmerican Energy and its subsidiary as presented in this joint filing. Information in MD&A related to MidAmerican Energy, whether or not segregated, also relates to MidAmerican Funding. Information related to other subsidiaries of MidAmerican Funding pertains only to the discussion of the financial condition and results of operations of MidAmerican Funding. Where necessary, discussions have been segregated under the heading “MidAmerican Funding” to allow the reader to identify information applicable only to MidAmerican Funding.

MD&A should be read in conjunction with the financial statements included in this Form 10-Q and the notes to those statements, together with MD&A in MidAmerican Energy’s and MidAmerican Funding’s most recently filed Annual Report on Form 10-K.

Forward-Looking Statements

This report contains statements that do not directly or exclusively relate to historical facts. These statements are ‘‘forward-looking statements’’ within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can typically be identified by the use of forward-looking words, such as ‘‘may,’’ ‘‘could,’’ ‘‘project,’’ ‘‘believe,’’ ‘‘anticipate,’’ ‘‘expect,’’ ‘‘estimate,’’ ‘‘continue,’’ “intend,” ‘‘potential,’’ ‘‘plan,’’ ‘‘forecast,’’ and similar terms. These statements are based upon MidAmerican Funding’s and/or MidAmerican Energy’s current intentions, assumptions, expectations and beliefs and are subject to risks, uncertainties and other important factors. Many of these factors are outside the control of MidAmerican Funding or MidAmerican Energy and could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include, among others:

•	general economic and business conditions in the United States as a whole and in the midwestern United States and MidAmerican Energy’s service territory in particular;

•	the financial condition and creditworthiness of their significant customers and suppliers;

•	governmental, statutory, legislative, regulatory or administrative initiatives, proceedings or decisions, including those relating to the Energy Policy Act of 2005;

•	weather effects on costs, sales and revenues;

•	changes in expected customer growth or usage of electricity or gas;

•	economic or industry trends that could impact electricity or gas usage;

•	increased competition in the power generation, electric or gas industries;

•	fuel, fuel transportation and power costs and availability;

•	changes in business strategy, development plans or customer or vendor relationships;

•	availability, term and deployment of capital;

•	availability of qualified personnel;

•	unscheduled generation outages or repairs;

•	risks relating to nuclear generation;

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

Further details of potential risks and uncertainties affecting MidAmerican Energy or MidAmerican Funding are described in their filings with the SEC, including Item 1A and other discussions contained in their Annual Report on Form 10-K for the year-ended December 31, 2006. MidAmerican Funding and MidAmerican Energy undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors should not be construed as exclusive.

Executive Summary

MidAmerican Energy’s earnings on common stock improved $5.1 million to $91.8 million for the first quarter of 2007 compared to $86.7 million for the first quarter of 2006. MidAmerican Funding’s net income decreased $1.7 million to $84.9 million for the first quarter of 2007 compared to $86.6 million for the first quarter of 2006.

The following significant events and changes, as discussed in more detail herein, highlight some of the factors that had an effect on MidAmerican Energy’s and MidAmerican Funding’s operating results, liquidity and capital resources during the periods presented:

•
MidAmerican Energy’s regulated electric gross margin increased $10.1 million compared to the first quarter of 2006 due principally to increases in electric wholesale and retail sales volumes. Additionally, regulated gas gross margin increased $10.0 million due to an increase in sales volumes as a result of colder temperature conditions. Nonregulated gross margin increased $5.9 million compared to the first quarter of 2006 due to an increase in nonregulated electric sales volumes.

•
In February 2007, MidAmerican Energy’s electric distribution and transmission systems sustained extensive damage from several winter storms. Capital expenditures for restoration of facilities damaged by the storms are expected to total approximately $25 million. Additionally, MidAmerican Energy incurred $10.2 million of maintenance expense in the first quarter for storm restoration.

•
MidAmerican Energy is currently constructing a 790-megawatt (“MW”) (expected accreditation) super-critical-temperature, coal-fired generation project and expects to invest approximately $866 million in the project through 2007, including transmission facilities. Through March 31, 2007, $821.0 million had been invested, including $121.3 million for MidAmerican Energy’s share of deferred payments allowed by contract.

•
On April 19, 2007, MidAmerican Energy filed with the Iowa Utilities Board a settlement agreement between MidAmerican Energy and the Iowa Office of Consumer Advocate in conjunction with MidAmerican Energy’s ratemaking principles application for up to 540 MW (nameplate ratings) of additional wind-powered generation in Iowa. In general, the agreement (1) extends the conditional freeze on MidAmerican Energy’s Iowa electric base rates through December 31, 2013, except under specified circumstances; (2) continues the current revenue sharing arrangement in 2013, with any revenue sharing liability incurred being applied against the cost of future wind-powered generation plant; and (3) provides for a reduction in decommissioning funding to be used to reduce designated Iowa residential electric base rates and the cost of specified future generating plant.

Following is a discussion of various factors that affected earnings for the periods presented on the Consolidated Statements of Operations. Explanations include management’s best estimate of the impact of weather, customer growth and other factors. MidAmerican Energy’s and MidAmerican Funding’s future results could differ significantly from historical results.

Results of Operations for the Quarter Ended March 31, 2007 and 2006

Regulated Electric Gross Margin

	Quarter
	Ended March 31,
	2007	2006
Gross margin (in millions):
Operating revenues	$480.3	$415.2
Less cost of fuel, energy and capacity	196.2	141.2
Electric gross margin	$284.1	$274.0

Sales (GWh):
Retail	4,974	4,793
Wholesale	3,494	2,503
Total	8,468	7,296

Electric gross margin for the first quarter of 2007 increased $10.1 million compared to the first quarter of 2006 due to a $4.0 million increase in gross margin on wholesale sales as a result of an increase in related sales volumes partially offset by a lower margin per megawatt hour sold. Gross margin on retail sales increased $3.1 million due principally to an increase in related sales volumes resulting from colder temperature conditions, while transmission revenues increased $3.0 million due to an increase in the use of MidAmerican Energy’s transmission services.

Sales of energy to other utilities, municipalities and marketers inside and outside of MidAmerican Energy’s control area are classified as wholesale. An increased availability of MidAmerican Energy-owned base load generation, in part due to the effect of newly added wind-powered generation to supply retail customers, and greater regional market opportunities contributed to a 39.6% increase in wholesale sales volumes during the first quarter of 2007 compared to the first quarter of 2006, resulting in a $20.4 million increase in wholesale gross margin. A decrease in the average electric wholesale margins per megawatt hour sold due to an increase in the cost of internal generation and purchases of external energy reduced electric wholesale gross margin by $16.4 million compared to the first quarter of 2006.

Gross margin on electric retail sales increased $3.1 million, with electric retail sales volumes increasing 3.8% compared to the first quarter of 2006. The effect of colder temperature conditions during the first quarter of 2007 compared to the first quarter of 2006 resulted in a $5.1 million increase in electric retail gross margin. An increase in the average number of retail customers improved electric retail gross margin by $2.2 million. An increase in fuel costs related to Iowa retail electric sales reduced electric retail gross margin by $7.4 million compared to the first quarter of 2006 due in part to an increase in the portion of energy requirements met with higher cost generation resources. Recoveries of energy efficiency program costs increased electric retail gross margin by $2.7 million compared to the first quarter of 2006. Changes in revenues from the recovery of energy efficiency program costs are substantially matched with corresponding changes in other operating expenses.

Regulated Gas Gross Margin

	Quarter
	Ended March 31,
	2007	2006

Gross margin (in millions):
Operating revenues	$499.0	$455.9
Less cost of gas sold	413.0	379.9
Gas gross margin	$86.0	$76.0

Sales (000’s Dths):
Retail	36,611	31,396
Wholesale	12,911	13,012
Total	49,522	44,408

Regulated gas revenues include purchased gas adjustment clauses through which MidAmerican Energy is allowed to recover the cost of gas sold from its retail gas utility customers. Consequently, fluctuations in the cost of gas sold do not affect gross margin or net income because revenues reflect comparable fluctuations through the purchased gas adjustment clauses. Regulated gas revenues and cost of gas sold increased $46.7 million due to improved sales volumes for the first quarter of 2007. Compared to the first quarter of 2006, MidAmerican Energy’s average per-unit cost of gas sold decreased 2.5%, resulting in a $13.6 million decrease in gas revenues and cost of gas sold for the first quarter of 2007.

The following table summarizes the variance in gas operating revenues based on the change in gas cost recoveries and margin components.

Quarter Ended
March 31,
2007 vs. 2006
(In millions)
Change in cost of gas sold:
Average cost per unit	$(13.6)
Sales volumes	46.7
Total change in cost of gas sold	33.1
Change in margin:
Weather	6.8
Energy efficiency cost recovery	2.5
Customer growth	0.8
Other	(0.1)
Total revenue variance	$43.1

The increase in gas gross margin due to weather was the result of colder temperature conditions in the first quarter of 2007 compared to the same quarter in 2006. MidAmerican Energy’s average number of gas retail customers increased 1.2% compared to the first quarter of 2006. Changes in revenues from the recovery of energy efficiency program costs are substantially matched with corresponding changes in other operating expenses.

Regulated Operating Expenses

Other operating expenses increased $7.6 million for the first quarter of 2007 compared to the first quarter of 2006 due primarily to a $5.2 million increase in energy efficiency program costs. Changes in energy efficiency program costs are substantially matched by changes in related electric and gas revenues.

Maintenance expenses for the first quarter of 2007 increased $11.7 million compared to the first quarter of 2006 due primarily to $10.2 million of costs incurred for restoration of facilities damaged by winter storms in February 2007.

Depreciation and amortization expense for the first quarter of 2007 decreased $5.2 million compared to the first quarter of 2006 due to a $6.5 million decrease in regulatory expense related to a revenue sharing arrangement in Iowa. Refer to the “Utility Regulatory Matters” section for an explanation of the revenue sharing arrangement. Partially offsetting this decrease was higher utility plant depreciation expense due to additional plant in service, including wind-powered generation plant placed in service in the fourth quarter of 2006.

Nonregulated Gross Margin

	Quarter
	Ended March 31,
	2007	2006
	(In millions)
MidAmerican Energy -
Nonregulated operating revenues	$256.7	$170.1
Less nonregulated cost of sales	242.2	160.7
Nonregulated gross margin	$14.5	$9.4

MidAmerican Funding Consolidated -
Nonregulated operating revenues	$258.1	$170.7
Less nonregulated cost of sales	242.4	160.9
Nonregulated gross margin	$15.7	$9.8

Nonregulated revenues, cost of sales and gross margin for the first quarter of 2007 increased due primarily to an increase in nonregulated electric sales volumes driven by improved opportunities in the Illinois market. Higher average prices, costs and margin related to nonregulated electric sales also contributed to the increases. These increases were partially offset by the impact of a decrease in nonregulated gas sales volumes and per-unit averages.

Non-Operating Income

MidAmerican Energy -

MidAmerican Energy’s non-operating income increased $1.7 million compared to the first quarter of 2006 due to a $3.6 million increase in allowance for equity funds as a result of the increase in construction work in progress. As a regulated public utility, MidAmerican Energy is allowed to capitalize, and record as income, a cost of construction for equity funds used, based on guidelines set forth by the Federal Energy Regulatory Commission (“FERC”). MidAmerican Energy expects to continue to record higher-than-normal income for the allowance on equity funds used during construction through 2007 while the announced generating facilities are constructed. Interest income decreased primarily due to a decrease in temporary cash investments during the first quarter of 2007 compared to the first quarter of 2006.

MidAmerican Funding -

Other income for the first quarter of 2006 includes $7.3 million of pre-tax gain on the sale of MidAmerican Funding’s non-controlling interest in a non-utility gas-fired cogeneration plant and $5.2 million of pre-tax income resulting from changes in a financing arrangement related to a non-strategic investment in a hydroelectric generating plant.

Fixed Charges

The $1.9 million increase in MidAmerican Energy’s interest on long-term debt was due to the issuance of $350.0 million of long-term debt in October 2006, offset partially by maturities of higher interest rate debt in 2006. MidAmerican Energy’s other interest expense increased $0.8 million due principally to a higher balance of the Iowa revenue sharing liability. MidAmerican Energy is allowed to capitalize, and record as a reduction to fixed charges, a cost of construction for debt funds used, based on guidelines set forth by the FERC. The $2.6 million increase in allowance for borrowed funds for the first quarter of 2007 was due to the increase in construction work in progress compared to the first quarter of 2006. MidAmerican Energy expects to continue to record higher-than-normal allowance for borrowed funds used during construction through 2007 while the announced generating facilities are constructed.

Income Taxes

MidAmerican Energy -

Federal law currently provides for federal production tax credits for energy produced by renewable electricity generation facilities, including wind-powered generation, for ten years after the in-service date. MidAmerican Energy’s income taxes for the first quarter of 2007 include $1.2 million of additional production tax credits compared to the first quarter of 2006 due to additional wind-powered generation.

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

As reflected on the Consolidated Statements of Cash Flows, MidAmerican Energy’s net cash provided by operating activities was $215.0 million and $244.9 million for the first three months of 2007 and 2006, respectively. MidAmerican Funding’s net cash provided by operating activities was $192.9 million and $227.1 million for the first three months of 2007 and 2006, respectively.

Utility Construction Expenditures

MidAmerican Energy’s primary need for capital is utility construction expenditures. For the first three months of 2007, utility construction expenditures totaled $331.7 million, including Quad Cities Station nuclear fuel purchases. MidAmerican Energy’s utility construction expenditures for 2007, excluding the non-cash allowance for equity funds used during construction, are estimated to be approximately $1,373 million, which includes $784 million for the coal-fired and wind-powered generation projects discussed below, including payment of previously deferred construction payments; $147 million for emissions control equipment to address current and anticipated air quality regulations; and $442 million for ongoing operational projects, including connections for new customers and facilities to accommodate load growth. Capital expenditure needs are reviewed regularly by management and may change significantly as a result of such reviews. MidAmerican Energy expects to fund these capital expenditures with short-term borrowings, cash flows from operations and the issuance of long-term debt.

MidAmerican Energy anticipates a continuing increase in demand for electricity from its regulated customers. To meet anticipated demand and ensure adequate electric generation in its service territory, MidAmerican Energy is currently constructing Council Bluffs Energy Center Unit No. 4 (“CBEC Unit 4”), a 790-MW (expected accreditation) super-critical-temperature, coal-fired generating plant. MidAmerican Energy will operate the plant and hold an undivided ownership interest as a tenant in common with the other owners of the plant. MidAmerican Energy’s current ownership interest is 60.67%, equating to 479 MW of output. Municipal, cooperative and public power utilities own the remainder, which is a typical ownership arrangement for large base-load plants in Iowa. The facility will provide service to regulated retail electricity customers. Wholesale sales may also be made from the facility to the extent the power is not immediately needed for regulated retail service. MidAmerican Energy has obtained regulatory approval to include the Iowa portion of the actual cost of CBEC Unit 4 in its Iowa rate base as long as the actual cost does not exceed the agreed cap that MidAmerican Energy has deemed to be reasonable. If the cap is exceeded, MidAmerican Energy has the right to demonstrate the prudence of the expenditures above the cap, subject to regulatory review. MidAmerican Energy expects to invest approximately $866 million in CBEC Unit 4, including transmission facilities and approximately $62 million of non-cash allowance for equity funds used during construction. Through March 31, 2007, MidAmerican Energy has invested $821.0 million in the plant, including $121.3 million for MidAmerican Energy’s share of deferred payments allowed by the construction contract and $56.9 million of non-cash allowance for equity funds used during construction. MidAmerican Energy expects CBEC Unit 4 to begin commercial operation in June 2007.

On April 18, 2006, the Iowa Utilities Board (“IUB”) approved a settlement agreement between MidAmerican Energy and the Iowa Office of Consumer Advocate (“OCA”) regarding ratemaking principles for up to 545 MW (nameplate ratings) of wind-powered generation capacity in Iowa to be installed in 2006 and 2007. On April 19, 2007, MidAmerican Energy filed with the IUB a settlement agreement between MidAmerican Energy and the OCA in conjunction with MidAmerican Energy’s ratemaking principles application for up to 540 MW (nameplate ratings) of additional wind-powered generation capacity in Iowa. With the exception of 123 MW (nameplate ratings) of wind-powered generation MidAmerican Energy currently has under construction that is expected to be in operation by the end of 2007, all new wind-powered generation capacity, up to the 540 MW, that is currently not in service but is placed in service on or before December 31, 2013, will be subject to this settlement agreement, if approved. Generally speaking, accredited capacity ratings for wind-powered generation facilities are considerably less than the nameplate ratings due to the varying nature of wind. MidAmerican Energy continues to pursue additional cost effective wind-powered generation. In anticipation of the development of new wind-powered generation, MidAmerican Energy has contracted for the purchase of up to 291 MW of wind turbines through 2008. Refer to Note 4 of Notes to Consolidated Financial Statements in Item 1 for a more in-depth discussion of the proposed settlement agreement.

Refer to the “Environmental Matters” section later in MD&A for additional information regarding capital expenditures for emission control equipment.

Nuclear Decommissioning

Each licensee of a nuclear facility is required to provide financial assurance for the cost of decommissioning its licensed nuclear facility. In general, decommissioning of a nuclear facility means to safely remove the facility from service and restore the property to a condition allowing unrestricted use by the operator. MidAmerican Energy has historically contributed $8.3 million annually to trusts established for the investment of funds for decommissioning Quad Cities Station. Beginning in 2007, MidAmerican Energy reduced its funding of the trusts to $1.6 million annually as a result of a recent evaluation of the funded status, estimated decommissioning costs and useful life of the plant. Rate treatment of the $6.7 million reduction in funding is pending IUB approval. Future funding levels are subject to a variety of factors and are periodically reviewed. Refer to Note 4 of Notes to Consolidated Financial Statements in Item 1 for a discussion of the regulatory treatment of the change in funding under the proposed settlement agreement for wind-powered generation.

Contractual Obligations and Commercial Commitments

During the three months ended March 31, 2007, there have been no material changes, other than the commitment to purchase wind turbines discussed above, in MidAmerican Energy’s and MidAmerican Funding’s obligations and commitments from the information provided in Item 7 of MidAmerican Energy’s and MidAmerican Funding’s Annual Report on Form 10-K for the year ended December 31, 2006.

Debt Authorizations and Credit Facilities

MidAmerican Energy has authority from the FERC to issue through April 14, 2009, short-term debt in the form of commercial paper and bank notes aggregating $800.0 million. MidAmerican Energy currently has in place a $500.0 million revolving credit facility, expiring July 6, 2011, that supports its $379.6 million commercial paper program and its variable rate pollution control revenue obligations. MidAmerican Energy also recently obtained a $600.0 million revolving credit facility, which expires April 11, 2008, or upon MidAmerican Energy’s issuance of long-term debt prior to that date.

MidAmerican Energy currently has an effective registration statement with the SEC to issue up to $480.0 million of additional long-term securities and authorizations from the FERC to issue up to $600.0 million of additional long-term securities through November 30, 2008, and from the Illinois Commerce Commission (“ICC”) to issue up to $1,281.4 million of additional long-term debt securities through July 12, 2011. In anticipation of future debt issuances, MidAmerican Energy recently filed a request with the FERC for additional debt authorization in the amount of $750.0 million.

In conjunction with the March 1999 merger, MidAmerican Energy committed to the IUB to use commercially reasonable efforts to maintain an investment grade rating on its long-term debt and to maintain its common equity level above 42% of total capitalization unless circumstances beyond its control result in the common equity level decreasing to below 39% of total capitalization. MidAmerican Energy must seek the approval of the IUB of a reasonable utility capital structure if MidAmerican Energy’s common equity level decreases below 42% of total capitalization, unless the decrease is beyond the control of MidAmerican Energy. MidAmerican Energy is also required to seek the approval of the IUB if MidAmerican Energy’s equity level decreases to below 39%, even if the decrease is due to circumstances beyond the control of MidAmerican Energy. If MidAmerican Energy’s common equity level were to drop below the required thresholds, MidAmerican Energy’s ability to issue debt could be restricted. As of March 31, 2007, MidAmerican Energy’s common equity ratio was 53.7% computed on a basis consistent with its commitment.

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

Credit Ratings Risks

As of April 30, 2007, MidAmerican Energy’s senior unsecured debt credit ratings were as follows: Fitch Ratings, “A/stable;” Moody’s Investor Service, “A2/stable;” and Standard and Poor’s, “A-/stable.”

Debt and preferred securities of MidAmerican Funding and MidAmerican Energy may be rated by nationally recognized credit rating agencies. Assigned credit ratings are based on each rating agency’s assessment of MidAmerican Funding’s or MidAmerican Energy’s ability to, in general, meet the obligations of its issued debt or preferred securities. The credit ratings are not a recommendation to buy, sell or hold securities, and there is no assurance that a particular credit rating will continue for any given period of time. Other than the energy supply and marketing agreements discussed below, neither MidAmerican Funding nor MidAmerican Energy has any credit agreements that require termination or a material change in collateral requirements or payment schedule in the event of a downgrade in the credit ratings of the respective company’s securities.

In conjunction with its risk management activities, MidAmerican Energy must meet credit quality standards as required by counterparties. In accordance with industry practice, master agreements that govern MidAmerican Energy’s energy supply and marketing activities either specifically require it to maintain investment grade credit ratings or provide the right for counterparties to demand “adequate assurances” in the event of a material adverse change in MidAmerican Energy’s creditworthiness. If one or more of MidAmerican Energy’s credit ratings decline below investment grade, MidAmerican Energy may be required to post cash collateral, letters of credit or other similar credit support to facilitate ongoing wholesale energy supply and marketing activities. As of March 31, 2007, MidAmerican Energy’s estimated potential collateral requirements totaled approximately $167 million. MidAmerican Energy’s potential collateral requirements could fluctuate considerably due to seasonality, market price volatility, and a loss of key MidAmerican Energy generating facilities or other related factors.

Utility Regulatory Matters

Rate Matters

Under a series of electric settlement agreements between MidAmerican Energy, the OCA and other intervenors approved by the IUB, MidAmerican Energy has agreed not to seek a general increase in electric base rates to become effective prior to January 1, 2013, unless its Iowa jurisdictional electric return on equity in any year falls below 10%. As a party to the settlement agreements, the OCA has agreed not to seek any decrease in MidAmerican Energy’s Iowa electric base rates to become effective prior to January 1, 2013. In addition, MidAmerican Energy and the OCA have filed a proposed settlement agreement with the IUB that, if approved, would extend their agreement not to seek a change in electric base rates to January 1, 2014. Refer to Note 4 of MidAmerican Energy’s Notes to Consolidated Financial Statements in Item 1 for further discussion of these rate matters.

In an order issued September 27, 2004, the IUB required MidAmerican Energy to file various plans to fully equalize and consolidate its class zonal electric rates by the end of each of the years 2007 through 2010. On October 18, 2004, MidAmerican Energy filed a motion for reconsideration opposing full rate equalization and proposing a series of rate reductions. On March 21, 2005, the IUB required MidAmerican Energy to file additional information about potential rate changes concerning phased equalization or consolidation of existing zonal rate differences that could have the effect of bringing rates together on a basis designed to have no impact on the overall revenues MidAmerican Energy receives from its Iowa electric customers. MidAmerican Energy filed the requested information on April 11, 2005. In the same proceeding, MidAmerican Energy has a pending plan to reduce rates for some residential customers by a total of approximately $7.0 million in the 2008-2009 time frame in addition to the reductions to be offset by cost decreases related to existing contracts. The $7.0 million reduction in revenues may begin to be offset by a rate increase for other residential customers starting in 2011. On June 19, 2006, without ruling on revenue requirement issues, the IUB issued an order requiring MidAmerican Energy to hold informal workshops in 2007 and file a comprehensive class cost-of-service study and a revenue neutral rate equalization/rate consolidation plan by mid-2009. Refer to Note 4 of Notes to Consolidated Financial Statements in Item 1 for discussion of a proposed settlement agreement and its impact on zonal rate equalization in Iowa.

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

The EPA has in recent years implemented and proposed more stringent national ambient air quality standards. Additionally, legislation is pending, and could be proposed in the future, that may impact MidAmerican Energy if enacted. MidAmerican Energy has implemented a planning process that forecasts the site-specific controls and actions that may be required to meet emissions reductions as promulgated by the EPA. The plan allows MidAmerican Energy to more effectively manage its expenditures required to comply with emissions standards. On April 1, 2006, MidAmerican Energy submitted to the IUB an updated plan, as required every two years by Iowa law, which increased its estimate of required expenditures. MidAmerican Energy currently estimates that the incremental capital expenditures for emission control equipment to comply with air quality requirements will total approximately $540 million for January 1, 2007, through December 31, 2015. Additionally, MidAmerican Energy expects to incur significant incremental operating costs in conjunction with the utilization of the emissions control equipment. Estimates of the environmental capital and operating requirements may change significantly at any time as a result of, among other factors, changes in related regulations, prices of products used to meet the requirements and management’s strategies for achieving compliance with the regulations. Refer to Item 1. Business of MidAmerican Energy’s most recently filed Form 10-K for further discussion of air quality standards affecting MidAmerican Energy.

As a result of increased attention to climate change in the United States, numerous bills have been introduced in the current session of the United States Congress that would reduce greenhouse gas emissions in the United States. Congressional leadership has made climate change legislation a priority, and many congressional observers expect to see the passage of climate change legislation within the next several years. In April 2007, a United States Supreme Court decision concluded that the Environmental Protection Agency (“EPA”) has the authority under the Clean Air Act to regulate emissions of greenhouse gases from motor vehicles. In addition, pending cases that address the potential public nuisance from greenhouse gas emissions from electricity generators and the EPA’s failure to regulate greenhouse gas emissions from new and existing coal-fired plants are expected to become active. Furthermore, while debate continues at the national level over the direction of domestic climate policy, several states have developed state-specific or regional legislative initiatives to reduce greenhouse gas emissions, including California and the Northeastern states, and individual state actions to regulate greenhouse gas emissions are likely to increase. The outcome of any pending judicial proceedings and federal and state climate change legislation and regulation cannot be determined at this time; however, adoption of stringent limits on greenhouse gas emissions could significantly impact MidAmerican Energy’s current and future fossil-fueled facilities, and, therefore, its financial results.

New Accounting Pronouncements

For a discussion of new accounting pronouncements affecting MidAmerican Energy and MidAmerican Funding, refer to Note 2 of Notes to Consolidated Financial Statements in Item 1.

Critical Accounting Policies and Estimates

Certain accounting policies require management to make estimates and judgments concerning transactions that will be settled in the future. Amounts recognized in the financial statements from such estimates are necessarily based on numerous assumptions involving varying and potentially significant degrees of judgment and uncertainty. Accordingly, the amounts currently reflected in the financial statements will likely increase or decrease in the future as additional information becomes available. Estimates are used for, but not limited to, the accounting for the effects of certain types of regulation, derivatives, impairment of long-lived assets and goodwill, accrued pension and other postretirement expense, income taxes and revenue recognition - unbilled revenue.

For a discussion of MidAmerican Energy’s and MidAmerican Funding’s critical accounting policies, see Item 7 of their Annual Report on Form 10-K for the year ended December 31, 2006. MidAmerican Energy’s and MidAmerican Funding’s critical accounting policies have not changed materially since December 31, 2006, other than the adoption of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.”

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Refer to Note 3 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for disclosure of MidAmerican Energy’s derivative positions as of March 31, 2007 and December 31, 2006. For quantitative and qualitative disclosures about market risk affecting MidAmerican Energy and MidAmerican Funding, see Item 7A included in their Annual Report on Form 10-K for the year ended December 31, 2006. MidAmerican Energy’s and MidAmerican Funding’s exposure to market risk and their management of such risk has not changed materially from December 31, 2006.

Item 4.	Controls and Procedures.

With the supervision and participation of MidAmerican Funding’s and MidAmerican Energy’s management, including the respective persons acting as chief executive officer and chief financial officer, each company performed an evaluation regarding the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2007. Based on that evaluation, MidAmerican Funding’s and MidAmerican Energy’s management, including the respective persons acting as chief executive officer and chief financial officer, concluded that their respective disclosure controls and procedures were effective. There have been no changes during the quarter covered by this report in MidAmerican Funding’s or MidAmerican Energy’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Two lawsuits naming MidAmerican Energy as a third party defendant have been filed by CenterPoint Energy Resources Corp. in the U.S. District Court, District of Minnesota, related to this incident. The complaints seek reimbursement of all sums associated with CenterPoint’s replacement of all service lines in the MidAmerican Energy predecessor company’s properties located in Minnesota at a cost of approximately $39 million according to publicly available reports. MidAmerican Energy filed a motion for summary judgment in both of these actions requesting that CenterPoint’s third party claims based upon misrepresentation and negligent installation and negligent operation and maintenance of the gas pipeline be barred. On March 5, 2007, the U.S. District Court issued an order granting MidAmerican Energy’s motion for summary judgment as to CenterPoint’s misrepresentation and negligent installation claims and denying MidAmerican Energy’s motion for summary judgment as to CenterPoint’s negligent operation and maintenance claims. MidAmerican Energy intends to vigorously defend its position in these claims and believes their ultimate outcome will not have a material impact on its financial results. The ready-for-trial date in this case is June 1, 2007.

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

There has been no material change in MidAmerican Funding’s or MidAmerican Energy’s risk factors from those disclosed in Item 1A of their Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

The exhibits listed on the Exhibit Index are filed as a part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDAMERICAN FUNDING, LLC
MIDAMERICAN ENERGY COMPANY
(Registrants)

Date: May 7, 2007	/s/ Thomas B. Specketer
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