Form 10-K/A
period 2006-12-31
MIDAMERICAN ENERGY CO; MIDAMERICAN FUNDING LLC
filed 2007-06-20
CIK 928576, 1098296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☒

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, or non-accelerated filers. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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

MidAmerican Funding, LLC and MidAmerican Energy Company meet the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and are therefore filing this Form 10-K/A with the reduced disclosure format specified in General Instruction I(2) of Form 10-K.

MidAmerican Funding, LLC (“MidAmerican Funding”), and MidAmerican Energy Company (“MidAmerican Energy”), separately file this combined Form 10-K/A. Information relating to each individual registrant is filed by such registrant on its own behalf. Except for its subsidiaries, MidAmerican Energy makes no representation as to information relating to any other subsidiary of MidAmerican Funding.

EXPLANATORY NOTE

MidAmerican Funding and MidAmerican Energy originally filed a combined Annual Report on Form 10-K on March 1, 2007. The originally filed Annual Report on Form 10-K is being amended to include Item 15(c) - MHC Inc. Consolidated Financial Statements and Schedule I – MidAmerican Funding parent only condensed financial statements. This amendment does not reflect events occurring after the original filing of the Form 10-K.

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

Further details of potential risks and uncertainties affecting MidAmerican Energy or MidAmerican Funding are described in their filings with the SEC, including Item 1A. Risk Factors and other discussions contained in this Form 10-K/A. MidAmerican Funding and MidAmerican Energy undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors should not be construed as exclusive.

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
Des Moines, Iowa

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of MidAmerican Energy Company and subsidiary (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, comprehensive income, cash flows and retained earnings for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Member
MidAmerican Funding, LLC
Des Moines, Iowa

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of MidAmerican Funding, LLC and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, comprehensive income, cash flows and retained earnings for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

MidAmerican Funding parent company long-term debt is secured by a pledge of the common stock of MHC. See Item 15(c) for the consolidated financial statements of MHC Inc. and subsidiaries. The notes and bonds:

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

Code of Ethics

MidAmerican Funding and MidAmerican Energy each have adopted a code of ethics that applies to its principal executive officer or officers, principal financial officer and to its controller, or persons acting in such capacities. The code of ethics is filed as an exhibit to this annual report on Form 10-K/A.

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

PART IV

Item 15.                      Exhibits and Financial Statement Schedules

INDEX

		Page
(a)(1)	Financial Statements (included herein)

Consolidated financial statements of MidAmerican Energy and MidAmerican Funding, as well as the Report of Independent Registered Public Accounting Firm, are included in Item 8 of this Form 10-K/A.		55

(a)(2)	Financial Statement Schedules

The following schedules, and Schedule I listed in Item 15 (d) below, should be read in conjunction with the aforementioned financial statements. Other schedules are omitted because they are not required or the information therein is not applicable, or is reflected in the consolidated financial statements or notes thereto.

MidAmerican Energy Company Consolidated Valuation and Qualifying Accounts (Schedule II)		143

MidAmerican Funding, LLC Consolidated Valuation and Qualifying Accounts (Schedule II)		144

(b)	Exhibits

Exhibits Index		147

(c)	Financial Statements of Affiliate Pledged as Collateral	119

MHC Inc. Consolidated Financial Statements

(d)	MidAmerican Funding, LLC parent company only condensed financial statements

MidAmerican Funding, LLC parent company only condensed financial statements (Schedule I) and related Report of Independent Registered Public Accounting Firm		140

Item 15 (c)      MHC Inc. Consolidated Financial Statements

The accompanying consolidated financial statements of MHC Inc., the direct wholly owned subsidiary of MidAmerican Funding, are being provided pursuant to Rule 3-16 of the Securities and Exchange Commission’s Regulation S-X. The purpose of these financial statements is to provide information about the assets and equity interests, which collateralize MidAmerican Funding’s long-term debt, that upon the occurrence of any triggering event under the collateral agreement, would be available to satisfy the applicable debt obligations.

MHC Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder
MHC Inc.
Des Moines, Iowa

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of MHC Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, comprehensive income, cash flows and retained earnings for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MHC Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)” as of December 31, 2006.

/s/ Deloitte & Touche LLP

Des Moines, Iowa
June 20, 2007

MHC INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)
	As of December 31,
	2006	2005
ASSETS
Utility Plant, Net
Electric	$6,366,054	$5,933,387
Gas	1,031,341	992,834
	7,397,395	6,926,221
Accumulated depreciation and amortization	(3,261,001)	(3,096,933)
	4,136,394	3,829,288
Construction work in progress	866,677	596,458
	5,003,071	4,425,746
Current Assets
Cash and cash equivalents	9,124	71,207
Short-term investments	15,000	25,425
Receivables, less allowances of $9,635 and $10,942, respectively	386,286	463,791
Inventories	113,343	84,923
Other	163,450	61,277
	687,203	706,623

Receivable from Affiliate	218,749	188,465
Investments and Nonregulated Property, Net	426,983	380,835
Goodwill	1,269,667	1,265,979
Regulatory Assets	273,242	237,201
Other Assets	129,775	135,695
Total Assets	$8,008,690	$7,340,544

CAPITALIZATION AND LIABILITIES
Capitalization
Shareholder’s equity	$3,437,391	$3,131,310
MidAmerican Energy preferred securities	30,329	30,329
Long-term debt, excluding current portion	1,819,389	1,471,251
	5,287,109	4,632,890
Current Liabilities
Note payable to affiliate	3,285	54,283
Current portion of long-term debt	1,620	160,509
Accounts payable	498,406	363,365
Taxes accrued	99,594	104,963
Interest accrued	32,428	14,699
Other	171,578	104,806
	806,911	802,625
Other Liabilities
Deferred income taxes	467,735	458,451
Investment tax credits	40,569	43,962
Asset retirement obligations	173,204	191,117
Regulatory liabilities	989,044	763,155
Other	244,118	448,344
	1,914,670	1,905,029
Total Capitalization and Liabilities	$8,008,690	$7,340,544

The accompanying notes are an integral part of these financial statements.

MHC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Years Ended December 31,
	2006	2005	2004
Operating Revenues
Regulated electric	$1,779,482	$1,513,239	$1,421,709
Regulated gas	1,111,635	1,322,717	1,010,909
Nonregulated	561,677	330,128	269,082
	3,452,794	3,166,084	2,701,700
Operating Expenses
Regulated:
Cost of fuel, energy and capacity	672,040	476,618	404,615
Cost of gas sold	888,470	1,098,410	789,975
Other operating expenses	401,958	380,811	374,810
Maintenance	156,199	150,740	164,821
Depreciation and amortization	273,565	267,628	264,952
Property and other taxes	97,199	95,064	92,637
	2,489,431	2,469,271	2,091,810
Nonregulated:
Cost of sales	523,374	292,454	231,953
Other	19,371	23,276	21,990
	542,745	315,730	253,943
Total operating expenses	3,032,176	2,785,001	2,345,753

Operating Income	420,618	381,083	355,947

Non-Operating Income
Interest and dividend income	9,282	6,203	4,509
Allowance for equity funds	37,241	24,433	18,949
Other income	63,290	23,088	11,072
Other expense	(7,872)	(19,991)	(5,616)
	101,941	33,733	28,914

Fixed Charges
Interest on long-term debt	93,368	80,485	71,949
Other interest expense	14,256	10,077	6,184
Preferred dividends of subsidiaries	1,247	1,247	1,245
Allowance for borrowed funds	(16,109)	(10,544)	(7,816)
	92,762	81,265	71,562

Income Before Income Taxes	429,797	333,551	313,299
Income Taxes	114,040	111,406	106,458

Net Income	$315,757	$222,145	$206,841

The accompanying notes are an integral part of these financial statements.

MHC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,
	2006	2005	2004

Net Income	$315,757	$222,145	$206,841

Other Comprehensive Income (Loss)
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) during period-
Before income taxes	32,049	654	136
Income tax (expense) benefit	(11,218)	(229)	(48)
	20,831	425	88
Less realized gains (losses) reflected in net income during period-
Before income taxes	32,113	653	480
Income tax (expense) benefit	(11,240)	(229)	(168)
	20,873	424	312

Net unrealized gains (losses)	(42)	1	(224)

Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) during period-
Before income taxes	(22,402)	-	-
Income tax benefit	8,912	-	-
	(13,490)	-	-
Less realized gains (losses) reflected in net income during period-
Before income taxes	(2,215)	-	682
Income tax (expense) benefit	893	-	(283)
	(1,322)	-	399

Net unrealized gains (losses)	(12,168)	-	(399)

Minimum pension liability adjustment:
Before income taxes	(22)	(4,512)	-
Income tax (expense) benefit	9	1,876	-
	(13)	(2,636)	-

Other comprehensive income (loss)	(12,223)	(2,635)	(623)

Comprehensive Income	$303,534	$219,510	$206,218

The accompanying notes are an integral part of these financial statements.

MHC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2006	2005	2004
Net Cash Flows From Operating Activities
Net income	$315,757	$222,145	$206,841
Adjustments to reconcile net income to net cash provided:
Depreciation and amortization	274,814	269,142	266,409
Deferred income taxes and investment tax credit, net	(3,233)	(15,898)	30,434
Amortization of other assets and liabilities	21,269	26,229	17,199
Gain on sale of securities, assets and other investments	(42,835)	(13,954)	(316)
Loss from impairment of assets and other investments	225	15,641	1,735
Impact of changes in working capital-
Receivables, net	66,964	(117,219)	(28,430)
Inventories	(28,420)	5,023	(4,181)
Accounts payable	(80,613)	90,494	28,164
Taxes accrued	(5,324)	(6,394)	(2,833)
Other current assets and liabilities	34,243	(7,723)	9,671
Other, net	(9,019)	(15,734)	(3,556)
Net cash provided by operating activities	543,828	451,752	521,137

Net Cash Flows From Investing Activities
Utility construction expenditures	(758,179)	(699,061)	(631,962)
Quad Cities Station decommissioning trust fund	(8,299)	(8,299)	(8,299)
Proceeds from sale of assets and other investments	17,249	15,088	-
Purchases of available-for-sale securities	(852,931)	(563,330)	(748,801)
Proceeds from sales of available-for-sale securities	878,271	565,689	692,644
Other, net	17,113	16,367	22,959
Net cash used in investing activities	(706,776)	(673,546)	(673,459)

Net Cash Flows From Financing Activities
Issuance of long-term debt, net	346,144	296,466	347,769
Retirement of long-term debt, including reacquisition cost	(160,591)	(90,850)	(56,168)
Amounts receivable from affiliates	(79,513)	(5,278)	(6,507)
Net decrease in notes payable	-	-	(48,000)
Other	(5,175)	4,296	(963)
Net cash provided by financing activities	100,865	204,634	236,131

Net Increase (Decrease) in Cash and Cash Equivalents	(62,083)	(17,160)	83,809
Cash and Cash Equivalents at Beginning of Year	71,207	88,367	4,558
Cash and Cash Equivalents at End of Year	$9,124	$71,207	$88,367

Supplemental Disclosure:
Interest paid, net of amounts capitalized	$60,240	$67,967	$57,395
Income taxes paid	$124,945	$138,189	$74,144

The accompanying notes are an integral part of these financial statements.

MHC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CAPITALIZATION
(In thousands, except share amounts)

	As of December 31,
	2006		2005
Shareholder’s Equity
Common shares, no par; 1,000 shares authorized, 1,000 shares outstanding	$2,420,351		$2,420,351
Retained earnings	1,029,305		713,548
Accumulated other comprehensive income, net:
Unrealized loss on cash flow hedges	(12,168)		-
Unrealized gain (loss) on securities	5		47
Funded status of benefit plans	(102)		-
Minimum pension liability adjustment	-		(2,636)
	3,437,391	65.0%	3,131,310	67.6%
MidAmerican Energy Preferred Securities
(100,000,000 shares authorized)
Cumulative shares outstanding; not subject to mandatory redemption:
$3.30 Series, 49,451 shares	4,945		4,945
$3.75 Series, 38,305 shares	3,831		3,831
$3.90 Series, 32,630 shares	3,263		3,263
$4.20 Series, 47,362 shares	4,736		4,736
$4.35 Series, 49,945 shares	4,994		4,994
$4.40 Series, 35,697 shares	3,570		3,570
$4.80 Series, 49,898 shares	4,990		4,990
	30,329	0.6%	30,329	0.7%
Long-Term Debt, Excluding Current Portion
MidAmerican Energy:
Pollution control revenue obligations -
6.1% Series due 2007	-		1,000
5.95% Series, due 2023 (general mortgage bond-secured)	29,030		29,030
Variable rate series (2006- 3.97%, 2005- 3.59%) -
Due 2016 and 2017	37,600		37,600
Due 2023 (general mortgage bond-secured)	28,295		28,295
Due 2023	6,850		6,850
Due 2024	34,900		34,900
Due 2025	12,750		12,750
Notes -
5.125% Series, due 2013	275,000		275,000
4.65% Series, due 2014	350,000		350,000
6.75% Series, due 2031	400,000		400,000
5.75% Series, due 2035	300,000		300,000
5.8% Series, due 2036	350,000		-
Obligation under capital lease	578		1,184
Unamortized debt premium and discount, net	(5,614)		(5,358)
Total	1,819,389	34.4%	1,471,251	31.7%
Total Capitalization	$5,287,109	100.0%	$4,632,890	100.0%

The accompanying notes are an integral part of these financial statements.

MHC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
(In thousands)

	Years Ended December 31,
	2006	2005	2004

Beginning of Year	$713,548	$491,403	$284,562

Net Income	315,757	222,145	206,841

End of Year	$1,029,305	$713,548	$491,403

The accompanying notes are an integral part of these financial statements.

MHC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
INDEX

(1)	Company Organization	128

(2)	Summary of Significant Accounting Policies	128

(3)	Jointly Owned Utility Plant	129

(4)	Inventories	129

(5)	Investments and Nonregulated Property, Net	129

(6)	Regulatory Assets and Liabilities	132

(7)	Preferred Securities	132

(8)	Long-Term Debt	132

(9)	Short-Term Borrowings	132

(10)	Asset Retirement Obligations	132

(11)	Risk Management	133

(12)	Income Taxes	133

(13)	Non-Operating Other Income and Expense	134

(14)	Rate Matters	135

(15)	Commitments and Contingencies	135

(16)	Employee Benefit Plans	135

(17)	Fair Value of Financial Instruments	136

(18)	Segment Information	136

(19)	Related Party Transactions	138

MHC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Company Organization

MHC Inc. (“MHC”) is an Iowa corporation with MidAmerican Funding, LLC (“MidAmerican Funding”) as its sole shareholder. MidAmerican Funding is a limited liability company with MidAmerican Energy Holdings Company (“MidAmerican Energy Holdings”) as its sole member. MidAmerican Energy Holding’s is 87.8% owned by Berkshire Hathaway Inc. (“Berkshire Hathaway”). MHC constitutes substantially all of MidAmerican Funding’s assets, liabilities and business activities except those related to MidAmerican Funding’s long-term debt securities. MHC’s principal subsidiary is MidAmerican Energy Company (“MidAmerican Energy”), a public utility with electric and natural gas operations. Other direct wholly owned subsidiaries of MHC are InterCoast Capital Company (“InterCoast Capital”), Midwest Capital Group, Inc., MidAmerican Services Company and MEC Construction Services Co.

(2)           Summary of Significant Accounting Policies

In addition to the following significant accounting policies, refer to Note (2) of MidAmerican Energy’s Notes to Consolidated Financial Statements in Item 8 for significant accounting policies of MHC.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of MHC and its subsidiaries. All significant intercompany accounts and transactions have been eliminated, other than those between rate-regulated operations.

Investments

MHC’s management determines the appropriate classification of investments in debt securities and equity securities at the acquisition date and re-evaluates the classifications at each balance sheet date. MHC’s investments in debt and equity securities, a majority of which are held in nuclear decommissioning trusts, are primarily classified as available-for-sale.

Available-for-sale securities are stated at fair value with realized gains and losses, as determined on a specific identification basis, recognized in earnings and unrealized gains and losses recognized in accumulated other comprehensive income (“AOCI”), net of tax, except for realized and unrealized gains and losses on funds held by the Quad Cities Station nuclear decommissioning trusts. Realized and unrealized gains and losses on these trust funds are recorded as regulatory liabilities because MHC expects any difference between actual decommissioning costs and the funds available in the trusts to be reflected in future regulated rates.

Goodwill

Goodwill represents the difference between the purchase cost and the fair value of the net assets acquired when MidAmerican Funding purchased MHC. Goodwill is allocated to each reporting unit and is tested for impairment using a variety of methods, principally discounted projected future net cash flows, at least annually and impairments, if any, are charged to earnings. MHC completed its annual review as of October 31, 2006. Key assumptions used in the testing include, but are not limited to, the use of an appropriate discount rate and estimated future cash flows. In estimating cash flows, MHC incorporates current market information as well as historical factors.

MHC records goodwill adjustments for changes in the estimates of or the settlement of tax bases of acquired assets, liabilities and carry-forwards and items relating to acquired entities’ prior income tax returns.

(3)           Jointly Owned Utility Plant

Refer to Note (3) of MidAmerican Energy’s Notes to Consolidated Financial Statements in Item 8.

(4)           Inventories

Refer to Note (4) of MidAmerican Energy’s Notes to Consolidated Financial Statements in Item 8.

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

As of December 31, 2005, energy projects consisted of non-controlling interests in a gas-fired cogeneration plant and a hydroelectric generating plant. During 2006, InterCoast Capital sold its partnership interest in the gas-fired cogeneration plant and changed a financing arrangement related to its investment in the hydroelectric generating plant. Refer to Note (13) regarding the income recognized by MHC.

Other venture capital investments include investments in independently managed funds, consisting principally of energy-related venture capital funds. The investments are accounted for using the cost or equity method of accounting, depending on MHC’s level of ownership and management control. Most of the special purpose funds have stated termination dates in 2007. At the time of fund termination, any remaining investments in the fund are liquidated and distributions are made to investors.

Investments in Debt and Equity Securities

Substantially all of MHC’s investments in debt and equity securities, other than auction rate securities, consist of the investments in the Quad Cities Station nuclear decommissioning trusts. Refer to Note (17) of MidAmerican Energy’s Notes to Consolidated Financial Statements in Item 8. The amortized cost, gross unrealized gains and losses and estimated fair value of MHC’s investments in debt and equity securities as of December 31 were as follows (in thousands):

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

(6)           Regulatory Assets and Liabilities

Refer to Note (6) of MidAmerican Energy’s Notes to Consolidated Financial Statements in Item 8.

(7)           Preferred Securities

Refer to Note (7) of MidAmerican Energy’s Notes to Consolidated Financial Statements in Item 8.

(8)           Long-Term Debt

Refer to Note (8) of MidAmerican Energy’s Notes to Consolidated Financial Statements in Item 8.

(9)           Short-Term Borrowings

Interim financing of working capital needs and the construction program may be obtained with unaffiliated parties from the sale of commercial paper or short-term borrowing from banks.

MidAmerican Energy has in place a $500.0 million revolving credit facility expiring in July 2011, which supports its $379.6 million commercial paper program and its variable rate pollution control revenue obligations. The credit facility has a variable interest rate based on the London Interbank Offered Rate (“LIBOR”) plus 0.115% that varies based on MidAmerican Energy’s credit ratings for its senior unsecured long-term debt securities. The related credit agreement requires that MidAmerican Energy’s ratio of consolidated debt to total capitalization, including current maturities, not exceed 0.65 to 1.0 as of the last day of any quarter. In addition, MidAmerican Energy has a $5.0 million line of credit, which expires in June 2007 and has a variable interest rate based on LIBOR plus 0.25%. As of December 31, 2006 and 2005, MidAmerican Energy had no commercial paper or bank notes outstanding, and the full amount of the revolving credit facility and line of credit was available. MHC has a $4.0 million line of credit, expiring in June 2007, under which zero was outstanding at December 31, 2006. As of December 31, 2006, MHC and its subsidiaries were in compliance with all covenants related to their respective short-term borrowings. MidAmerican Energy has authority from the FERC to issue through April 14, 2007, short-term debt in the form of commercial paper and bank notes aggregating $500.0 million.

(10)           Asset Retirement Obligations

Refer to Note (10) of MidAmerican Energy’s Notes to Consolidated Financial Statements in Item 8.

(11)           Risk Management

Refer to Note (11) of MidAmerican Energy’s Notes to Consolidated Financial Statements in Item 8 for a discussion of MHC’s commodity price, and weather risks.

(12)           Income Taxes

MHC’s income tax expense (benefit) includes the following for the years ended December 31 (in thousands):

	2006	2005	2004
Current:
Federal	$105,886	$101,939	$76,748
State	11,386	25,365	(724)
	117,272	127,304	76,024
Deferred:
Federal	9,953	(9,342)	40,023
State	(9,793)	(2,375)	(5,222)
	160	(11,717)	34,801

Investment tax credit, net	(3,392)	(4,181)	(4,367)
Total	$114,040	$111,406	$106,458

The following table is a reconciliation of the statutory federal income tax rate and the effective federal and state income tax rate indicated by the Consolidated Statements of Operations for the years ended December 31:

	2006	2005	2004

Statutory federal income tax rate	35.0%	35.0%	35.0%
Amortization of investment tax credit	(0.8)	(1.3)	(1.4)
State income tax, net of federal income tax benefit	4.7	5.1	6.0
Renewable electricity production tax credits	(5.0)	(3.3)	-
Effects of ratemaking	(1.8)	(1.7)	(2.4)
Resolution of potential tax matter	(4.1)	-	-
Other	(1.5)	(0.4)	(3.2)
Effective federal and state income tax rate	26.5%	33.4%	34.0%

The Consolidated Balance Sheets included the following deferred income taxes as of December 31 (in thousands):

	2006	2005

Deferred tax assets related to:
Regulatory liabilities	$136,462	$69,888
Revenue sharing	109,863	92,040
Pensions	51,125	54,022
Nuclear reserves and decommissioning	22,778	17,912
Unrealized losses, net	22,619	23,214
Fuel cost recoveries	5,347	-
Other	18,404	11,721
	366,598	268,797

Deferred tax liabilities related to:
Depreciable property	589,828	516,100
Regulatory assets	233,433	208,879
Fuel cost recoveries	-	9,896
Reacquired debt	2,559	2,472
	825,820	737,347

Net deferred income tax liability	$459,222	$468,550

The net deferred income tax liability was reflected as follows on the Consolidated Balance Sheets as of December 31, (in thousands).

	2006	2005

Current assets – Other	$8,513	$-
Current liabilities – Other	-	10,099
Deferred income taxes	467,735	458,451
Net deferred income tax liability	$459,222	$468,550

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

Marketable securities gains includes gains of $27.6 million in 2006 and $3.4 million in 2005 from the sale of the common shares MHC held of an electronic energy and metals trading exchange. Additionally, 2006 includes $4.5 million for a gain recognized when MHC donated its remaining shares in the company to a charitable foundation. An offsetting other expense, shown below, was also recognized for the donation.

Gains on the sales of assets and other investments, net in 2006 includes an $8.5 million gain on the sale of MHC’s non-controlling interest in a nonregulated gas-fired cogeneration plant and a $6.8 million gain on the sale of a commercial passenger aircraft. Gains on sales of assets and other investments, net in 2005 reflects gains on the sales of two non-strategic, passive investments.

Income from energy projects and venture capital investments for 2006 is due to changes in a financing arrangement related to a non-strategic investment in a hydroelectric generating plant.

	2006	2005	2004

Other expense:
Donation of investment in marketable securities	$4,470	$-	$-
Write-down of impaired airplane leases	-	15,641	1,735
Other - primarily items not recoverable from MidAmerican Energy’s regulated utility customers	3,402	4,350	3,881
Total	$7,872	$19,991	$5,616

The write-downs of impaired airplane leases relate to MHC’s previous investments in commercial passenger aircraft leased to major domestic airlines. During 2005, the airline industry continued to deteriorate and two major airline carriers filed for bankruptcy. MHC evaluated its investments in commercial passenger aircraft and recognized the losses for other-than-temporary impairments of those investments.

(14)           Rate Matters

Refer to Note (14) of MidAmerican Energy’s Notes to Consolidated Financial Statements in Item 8.

(15)           Commitments and Contingencies

Refer to Note (15) of MidAmerican Energy’s Notes to Consolidated Financial Statements in Item 8 for MidAmerican Energy commitments and contingencies disclosures.

Other Commitments and Contingencies

MHC is involved in a number of legal proceedings and claims. While management is unable to predict the ultimate outcome of these matters, it is not expected that their resolution will have a material adverse effect on MHC’s financial results.

(16)           Employee Benefit Plans

Refer to Note (16) of MidAmerican Energy’s Notes to Consolidated Financial Statements in Item 8 for additional information regarding MHC’s pension, supplemental retirement and postretirement benefit plans.

Pension and postretirement costs allocated by MHC to its parent and other affiliates in each of the years ended December 31, were as follows (in millions):

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

The fair value of equity investments carried at cost is based on an estimate of MHC’s share of partnership equity, offers from unrelated third parties or the discounted value of the future cash flows expected to be received from these investments. The fair value of MHC’s long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to MidAmerican Energy for debt of the same remaining maturities. The following table presents the carrying amount and estimated fair value of the named financial instruments as of December 31 (in thousands):

	2006		2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial instruments owned:
Equity investments carried at cost	$1,435	$1,275	$2,138	$21,690

Financial instruments issued:
Long-term debt, including current portion	$1,821,009	$1,834,590	$1,631,760	$1,676,760

(18)           Segment Information

MHC has identified two reportable operating segments: regulated electric and regulated gas. The regulated electric segment derives most of its revenue from regulated retail sales of electricity to residential, commercial, and industrial customers and from wholesale sales to other utilities. The regulated gas segment derives most of its revenue from regulated retail sales of natural gas to residential, commercial, and industrial customers and also obtains significant revenues by transporting gas owned by others through its distribution system. Pricing for regulated electric and gas sales are established separately by regulatory agencies; therefore, management also reviews each segment separately to make decisions regarding allocation of resources and in evaluating performance. Common operating costs, interest income, interest expense and income tax expense are allocated to each segment based on MHC allocators most related to the nature of the cost. “Nonregulated and other” in the tables below consists principally of nonregulated gas and electric activities.

The following tables provide information on an operating segment basis as of and for the years ended December 31 (in thousands):

	2006	2005	2004
Segment Profit Information
Operating revenues:
Regulated electric	$1,779,482	$1,513,239	$1,421,709
Regulated gas	1,111,635	1,322,717	1,010,909
Nonregulated and other	561,677	330,128	269,082
Total	$3,452,794	$3,166,084	$2,701,700

Depreciation and amortization expense:
Regulated electric	$243,106	$237,274	$235,240
Regulated gas	30,460	30,354	29,712
Nonregulated and other (a)	1,248	1,514	1,457
Total	$274,814	$269,142	$266,409

Operating income:
Regulated electric	$372,060	$334,618	$304,045
Regulated gas	36,396	38,669	42,371
Nonregulated and other	12,162	7,796	9,531
Total	$420,618	$381,083	$355,947

Interest and dividend income:
Regulated electric	$7,313	$5,112	$3,809
Regulated gas	1,756	1,039	765
Nonregulated and other	2,893	1,038	334
Total	11,962	7,189	4,908
Eliminations	(2,680)	(986)	(399)
Consolidated	$9,282	$6,203	$4,509

Fixed charges and preferred dividends:
Regulated electric	$77,397	$68,782	$60,950
Regulated gas	12,805	10,694	10,037
Nonregulated and other	5,240	2,775	974
Total	95,442	82,251	71,961
Eliminations	(2,680)	(986)	(399)
Consolidated	$92,762	$81,265	$71,562

Income taxes:
Regulated electric	$105,199	$100,788	$93,122
Regulated gas	10,041	11,300	9,557
Nonregulated and other	(1,200)	(682)	3,779
Total	$114,040	$111,406	$106,458

Earnings on common stock:
Regulated electric	$238,456	$193,675	$171,490
Regulated gas	17,859	21,880	27,825
Nonregulated and other	59,442	6,590	7,526
Total	$315,757	$222,145	$206,841

	2006	2005	2004

Segment Asset Information
Capital expenditures:
Regulated electric	$770,213	$713,645	$690,157
Regulated gas	48,504	52,555	49,768
Nonregulated and other	1,220	1,893	1,845
Total	$819,937	$768,093	$741,770

Total assets:
Regulated electric	$6,675,884	$5,886,632	$5,404,376
Regulated gas	1,001,882	1,131,247	927,629
Nonregulated and other	330,924	322,665	249,978
Total	$8,008,690	$7,340,544	$6,581,983

(a)
Depreciation and amortization expense above includes depreciation related to nonregulated operations, which is included in Nonregulated Operating Expense – Other on the Consolidated Statements of Operations.

Goodwill resulting from past business combinations is not amortized. Periodically, such balances are evaluated for possible impairment. Based on MHC’s annual goodwill impairment test completed as of October 31, 2006, no impairment was indicated for goodwill. In 2005 and 2006, MHC adjusted goodwill for a change in related deferred income taxes due to resolution of tax issues existing at the time of purchase.

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

(19)           Related Party Transactions

The companies identified as affiliates of MHC are Berkshire Hathaway and its subsidiaries, including MidAmerican Energy Holdings and its subsidiaries. The basis for these charges is provided for in service agreements between MHC and its affiliates. MidAmerican Energy reimbursed MidAmerican Energy Holdings in the amount of $9.2 million, $16.3 million and $11.4 million in 2006, 2005 and 2004, respectively, for its allocated share of corporate expenses.

MHC was reimbursed for charges incurred on behalf of its affiliates. The majority of these reimbursed expenses were for allocated employee wages and benefits, insurance, computer costs, administrative services, travel expenses and general and administrative expenses: including treasury, legal and accounting functions. The amount of such reimbursements was $61.7 million, $49.2 million and $56.4 million for 2006, 2005 and 2004, respectively.

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

MHC settles all obligations of MidAmerican Funding including primarily interest costs on MidAmerican Funding’s long-term debt. Net amounts paid by MHC on behalf of MidAmerican Funding totaled $28.5 million, $28.1 million and $27.6 million for 2006, 2005 and 2004, respectively.

MHC had accounts receivable from affiliates of $224.3 million and $191.3 million as of December 31, 2006 and 2005, respectively, reflected in Receivables and Receivable from Affiliate on the Consolidated Balance Sheets. MHC also had accounts payable to affiliates of $11.6 million and $5.2 million as of December 31, 2006 and 2005, respectively, included in Accounts Payable on the Consolidated Balance Sheets.

In 2006, MHC received dividends totaling $50.0 million from MidAmerican Energy.

On December 31, 2006, MHC adopted SFAS No. 158 and recognized the full amount of the funded status for its pension and postretirement plans. The funded status of such plans attributable to MHC’s affiliates that had not previously been recognized through income was recognized as an intercompany balance with such affiliates. As of December 31, 2006, amounts receivable from affiliates attributable to the funded status of employee benefit plans totaled $16.1 million and similar amounts payable to affiliates totaled $19.2 million. MidAmerican Energy will adjust these balances when changes to the funded status of the respective plans are recognized and does not intend to settle the balances currently. See Note (16) for further information pertaining to pension and postretirement accounting.

Item 15 (d)     MidAmerican Funding, LLC parent company only condensed financial statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Member
MidAmerican Funding, LLC
Des Moines, Iowa

We have audited the consolidated financial statements of MidAmerican Funding, LLC and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and for each of the three years in the period ended December 31, 2006, and have issued our report thereon dated February 27, 2007 (which report expresses an unqualified opinion on the consolidated financial statements, and the financial statement schedule listed in the Index at Item 15 (a)(2), and includes an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”, as of December 31, 2006); such report is included in Item 8 of this Form 10-K/A.  Our audits also included financial statement schedule I of the Company presented below as part of Item 15 (d).  This financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Des Moines, Iowa
June 20, 2007

SCHEDULE I

MIDAMERICAN FUNDING, LLC
PARENT COMPANY ONLY
CONDENSED BALANCE SHEETS
(In thousands)

	As of December 31,
	2006	2005
ASSETS
Current Assets
Receivables from affiliates	$9,971	$8,793
Taxes receivable	1,622	-

Investments in and Advances to Subsidiaries	3,437,391	3,131,310

Total Assets	$3,448,984	$3,140,103

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities
Taxes accrued	$-	$66
Interest accrued	15,702	15,702
Other	429	321
	16,131	16,089

Payable to Affiliate	218,749	188,465
Long-Term Debt	700,000	700,000
Other Liabilities	702	712

Total Liabilities	935,582	905,266

Member’s Equity
Paid-in-capital	1,669,753	1,669,753
Retained earnings	855,914	567,673
Other comprehensive loss, net	(12,265)	(2,589)
Total member’s equity	2,513,402	2,234,837

Total Liabilities and Member’s Equity	$3,448,984	$3,140,103

The notes to MidAmerican Funding, LLC consolidated financial statements are an integral part of this financial statement schedule.

SCHEDULE I

MIDAMERICAN FUNDING, LLC
PARENT COMPANY ONLY
CONDENSED STATEMENTS OF OPERATIONS
(In thousands)

	Years Ended December 31,
	2006	2005	2004

Equity in Undistributed Earnings of Subsidiaries	$315,757	$222,145	$206,841

Other (Income) Expense	3	16	(349)
Interest on Long-Term Debt	47,096	47,096	47,055
Total Expenses	47,099	47,112	46,706

Income Before Income Taxes	268,658	175,033	160,135
Income Tax Benefit	(19,583)	(20,036)	(19,122)
Net Income	$288,241	$195,069	$179,257

The notes to MidAmerican Funding, LLC consolidated financial statements are an integral part of this financial statement schedule.

MIDAMERICAN FUNDING, LLC
PARENT COMPANY ONLY
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2006	2005	2004

Cash Flows From Operating Activities	$(28,515)	$(28,061)	$(27,557)

Cash Flows From Investing Activities	-	-	-

Cash Flows From Financing Activities	28,515	28,061	27,557

Net Change in Cash and Cash Equivalents	-	-	-
Cash and Cash Equivalents at Beginning of Year	-	-	-
Cash and Cash Equivalents at End of Year	$-	$-	$-

The notes to MidAmerican Funding, LLC consolidated financial statements are an integral part of this financial statement schedule.

Item 15 (a)(2)     Financial Statement Schedules

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

MIDAMERICAN ENERGY COMPANY
Registrant

Date: June 20, 2007	/s/ Todd M. Raba
(Todd M. Raba)
President
(chief executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signatures	Title	Date

/s/ Thomas B. Specketer	Vice President and Controller	June 20, 2007
(Thomas B. Specketer)	(principal financial and accounting officer)

/s/ Brian K. Hankel	Vice President and Director	June 20, 2007
(Brian K. Hankel)

/s/ Todd M. Raba	President and Director	June 20, 2007
(Todd M. Raba)

/s/ Steven R. Weiss	Vice President and Director	June 20, 2007
(Steven R. Weiss)

MIDAMERICAN FUNDING, LLC

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDAMERICAN FUNDING, LLC
Registrant

Date: June 20, 2007	/s/ Gregory E. Abel
(Gregory E. Abel)
President
(chief executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signatures	Title	Date

/s/ Thomas B. Specketer	Vice President and Controller	June 20, 2007
(Thomas B. Specketer)	(principal financial and accounting officer)

/s/ Patrick J. Goodman	Manager	June 20, 2007
(Patrick J. Goodman)

/s/ Ronald W. Roskens	Manager	June 20, 2007
(Ronald W. Roskens)

/s/ Douglas L. Anderson	Manager	June 20, 2007
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

Note:
Pursuant to (b) (4) (iii) (A) of Item 601 of Regulation S-K, MidAmerican Energy has not filed as an exhibit to this Form 10-K/A certain instruments with respect to long-term debt not registered in which the total amount of securities authorized there under does not exceed 10% of total assets of MidAmerican Energy, but hereby agrees to furnish to the Commission on request any such instruments.