Form 10-Q
period 2007-06-30
MIDAMERICAN ENERGY CO; MIDAMERICAN FUNDING LLC
filed 2007-08-03
CIK 928576, 1098296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

or

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
N/A
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
Yes  ☐                      No  ☒

As of July 31, 2007, all of the member’s equity of MidAmerican Funding, LLC was held by its parent company, MidAmerican Energy Holdings Company.

As of July 31, 2007, all 70,980,203 outstanding shares of MidAmerican Energy Company’s voting stock were held by its parent company, MHC Inc., a direct, wholly owned subsidiary of MidAmerican Funding, LLC.

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
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Energy Company and subsidiary (the “Company”) as of June 30, 2007, and the related consolidated statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2007 and 2006, and of cash flows for the six-month periods ended June 30, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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

/s/ Deloitte & Touche LLP

Des Moines, Iowa
July 31, 2007

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In millions)

	As of
	June 30,	December 31,
	2007	2006
ASSETS
Utility Plant, Net
Electric	$6,965	$6,366
Gas	1,055	1,031
	8,020	7,397
Accumulated depreciation and amortization	(3,357)	(3,261)
	4,663	4,136
Construction work in progress	465	867
	5,128	5,003
Current Assets
Cash and cash equivalents	394	9
Short-term investments	29	15
Receivables, net	414	394
Inventories	68	113
Other	47	163
	952	694

Investments and Nonregulated Property, Net	428	410
Regulatory Assets	244	273
Other Assets	118	130
Total Assets	$6,870	$6,510

CAPITALIZATION AND LIABILITIES

Capitalization
Common shareholder’s equity	$2,126	$1,951
MidAmerican Energy preferred securities	30	30
Long-term debt, excluding current portion	2,469	1,820
	4,625	3,801
Current Liabilities
Current portion of long-term debt	-	2
Accounts payable	282	498
Taxes accrued	142	99
Interest accrued	22	32
Other	97	171
	543	802
Other Liabilities
Deferred income taxes	468	471
Investment tax credits	39	41
Asset retirement obligations	176	173
Regulatory liabilities	768	989
Other	251	233
	1,702	1,907
Total Capitalization and Liabilities	$6,870	$6,510

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In millions)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Operating Revenues
Regulated electric	$467	$461	$947	$876
Regulated gas	209	169	708	625
Nonregulated	293	130	550	300
	969	760	2,205	1,801

Operating Expenses
Regulated:
Cost of fuel, energy and capacity	176	176	373	318
Cost of gas sold	161	126	574	506
Other operating expenses	102	96	200	187
Maintenance	42	40	85	71
Depreciation and amortization	76	87	145	161
Property and other taxes	25	25	50	49
	582	550	1,427	1,292
Nonregulated:
Cost of sales	269	127	511	288
Other	5	4	9	7
	274	131	520	295
Total operating expenses	856	681	1,947	1,587

Operating Income	113	79	258	214

Non-Operating Income
Interest and dividend income	1	2	2	5
Allowance for equity funds	11	8	22	15
Other income	2	1	4	3
Other expense	(1)	(1)	(2)	(2)
	13	10	26	21
Fixed Charges
Interest on long-term debt	26	23	52	47
Other interest expense	3	3	7	5
Allowance for borrowed funds	(5)	(4)	(11)	(7)
	24	22	48	45

Income Before Income Taxes	102	67	236	190
Income Taxes	28	21	70	57
Net Income	74	46	166	133
Preferred Dividends	1	1	1	1

Earnings on Common Stock	$73	$45	$165	$132

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Earnings on Common Stock	$73	$45	$165	$132

Other Comprehensive Income (Loss)
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) during period-
Before income taxes	(11)	-	17	-
Income tax (expense) benefit	4	-	(7)	-
	(7)	-	10	-
Less realized gains reflected in earnings on common stock during period-
Before income taxes	1	-	-	-
Income tax expense	-	-	-	-
	1	-	-	-

Other comprehensive income (loss)	(8)	-	10	-

Comprehensive Income	$65	$45	$175	$132

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Six Months
	Ended June 30,
	2007	2006

Net Cash Flows From Operating Activities
Net income	$166	$133
Adjustments to reconcile net income to net cash provided:
Depreciation and amortization	146	162
Deferred income taxes and investment tax credit, net	(2)	(1)
Amortization of other assets and liabilities	13	13
Impact of changes in working capital-
Receivables, net	(22)	178
Inventories	45	20
Accounts payable	23	(161)
Taxes accrued	62	29
Other current assets and liabilities	(7)	17
Other, net	(13)	(2)
Net cash provided by operating activities	411	388

Net Cash Flows From Investing Activities
Utility construction expenditures	(656)	(323)
Purchases of available-for-sale securities	(102)	(468)
Proceeds from sales of available-for-sale securities	82	488
Other, net	5	4
Net cash used in investing activities	(671)	(299)

Net Cash Flows From Financing Activities
Dividends paid	(1)	(1)
Issuance of long-term debt, net of issuance cost	647	-
Retirement of long-term debt, including reacquisition cost	(1)	(160)
Net increase in notes payable	-	10
Other	-	(5)
Net cash provided by (used in) financing activities	645	(156)

Net Increase (Decrease) in Cash and Cash Equivalents	385	(67)
Cash and Cash Equivalents at Beginning of Period	9	71
Cash and Cash Equivalents at End of Period	$394	$4

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	General

MidAmerican Energy Company (“MidAmerican Energy”) is a public utility with electric and natural gas operations and is the principal subsidiary of MHC Inc. (“MHC”). MHC is a holding company that conducts no business other than the ownership of its subsidiaries, and it has the following nonregulated subsidiaries: InterCoast Capital Company, MidAmerican Services Company, Midwest Capital Group, Inc. and MEC Construction Services Co. MHC is the direct wholly owned subsidiary of MidAmerican Funding, LLC, (“MidAmerican Funding”), which is an Iowa limited liability company with MidAmerican Energy Holdings Company (“MidAmerican Energy Holdings”) as its sole member. MidAmerican Energy Holdings is a consolidated subsidiary of Berkshire Hathaway Inc.

The accompanying unaudited Consolidated Financial Statements have been prepared by MidAmerican Energy in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, they do not include all of the information and footnotes required for annual financial statements. In the opinion of MidAmerican Energy, all adjustments, consisting of normal recurring adjustments, have been made to present fairly its financial position, results of operations and changes in cash flows for the periods presented. Certain amounts in the unaudited Consolidated Statement of Operations for the three months and six months ended June 30, 2006, have been reclassified to conform to the 2007 presentation. Such reclassifications did not impact previously reported operating income, net income or retained earnings. Although MidAmerican Energy believes that the disclosures contained herein are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the Consolidated Financial Statements and the notes thereto included in MidAmerican Energy’s latest Annual Report on Form 10-K.

The accompanying unaudited Consolidated Financial Statements include the accounts of MidAmerican Energy and the subsidiary in which it holds a controlling financial interest. All significant intercompany accounts and transactions have been eliminated, other than those between rate-regulated operations.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in MidAmerican Energy’s Annual Report on Form 10-K for the year ended December 31, 2006, describes the most significant accounting estimates and policies used in the preparation of the Consolidated Financial Statements. There have been no significant changes in MidAmerican Energy’s assumptions regarding significant accounting policies during the first six months of 2007, except as described in Note 2.

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

As of January 1, 2007, MidAmerican Energy had $25 million of unrecognized tax benefits. Of this amount, MidAmerican Energy recognized a net increase in the liability for unrecognized tax benefits of $11 million as a cumulative effect of adopting FIN 48, which was offset by reductions in beginning retained earnings of $1 million and deferred income tax liabilities of $9 million and an increase in regulatory assets of $1 million in the Consolidated Balance Sheet. The remaining $14 million had been previously accrued under Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” or SFAS No. 109, “Accounting for Income Taxes.” The entire $25 million of unrecognized tax benefits as of January 1, 2007 is included in other liabilities – other in the Consolidated Balance Sheet.

Included in the $25 million is $14 million of net unrecognized tax benefits that, if recognized, would have an impact on the effective tax rate. The remaining unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility. Recognition of these tax benefits, other than applicable interest and penalties, would not affect MidAmerican Energy’s effective tax rate. MidAmerican Energy recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. As of January 1, 2007, MidAmerican Energy had $4 million accrued for the payment of interest, which is included in unrecognized tax benefits.

MidAmerican Energy’s ultimate parent company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The U.S. Internal Revenue Service has closed its examination of the parent company’s income tax returns through 2003, including components related to MidAmerican Energy. In addition, open tax years related to a number of state jurisdictions remain subject to examination. During the six-month period ended June 30, 2007, there were no material changes to the liability for uncertain tax positions.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option may only be made at initial recognition of the asset or liability or upon a re-measurement event that gives rise to new-basis accounting. The decision about whether to elect the fair value option is applied on an instrument-by-instrument basis, is irrevocable and is applied only to an entire instrument and not only to specified risks, cash flows or portions of that instrument. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. MidAmerican Energy and MidAmerican Funding are currently evaluating the impact of adopting SFAS No. 159 on their respective consolidated financial position and results of operations.

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

The following table summarizes the various derivative mark-to-market positions included in the Consolidated Balance Sheet as of June 30, 2007 (in millions):

					Accumulated
				Regulatory	Other
	Derivative Net Assets (Liabilities)			Net Assets	Comprehensive
	Assets	Liabilities	Net	(Liabilities)	(Income) Loss (1)

Regulated electric	$17	$(8)	$9	$(9)	$-
Regulated gas	1	(8)	(7)	7	-
Nonregulated	17	(18)	(1)	-	3
Total	$35	$(34)	$1	$(2)	$3

Current	$28	$(31)	$(3)
Non-current	7	(3)	4
Total	$35	$(34)	$1

(1)    Before income taxes.

The following table summarizes the various derivative mark-to-market positions included in the Consolidated Balance Sheet as of December 31, 2006 (in millions):

					Accumulated
				Regulatory	Other
	Derivative Net Assets (Liabilities)			Net Assets	Comprehensive
	Assets	Liabilities	Net	(Liabilities)	(Income) Loss (1)

Regulated electric	$36	$(14)	$22	$(22)	$-
Regulated gas	2	(45)	(43)	36	-
Nonregulated	35	(56)	(21)	-	20
Total	$73	$(115)	$(42)	$14	$20

Current	$67	$(109)	$(42)
Non-current	6	(6)	-
Total	$73	$(115)	$(42)

(1)    Before income taxes.

(4)	Rate Matters

Under a series of settlement agreements between MidAmerican Energy, the Iowa Office of Consumer Advocate (“OCA”) and other intervenors approved by the Iowa Utilities Board (“IUB”), MidAmerican Energy has agreed not to seek a general increase in electric base rates to become effective prior to January 1, 2014, unless its Iowa jurisdictional electric return on equity for any year covered by the applicable agreement falls below 10%, computed as prescribed in each respective agreement. Prior to filing for a general increase in electric rates, MidAmerican Energy is required to conduct 30 days of good faith negotiations with the signatories to the settlement agreements to attempt to avoid a general increase in such rates. As a party to the settlement agreements, the OCA has agreed not to request or support any decrease in MidAmerican Energy’s Iowa electric base rates to become effective prior to January 1, 2014. The settlement agreements specifically allow the IUB to approve or order electric rate design or cost of service rate changes that could result in changes to rates for specific customers as long as such changes do not result in an overall increase in revenues for MidAmerican Energy.

The settlement agreements also each provide that revenues associated with Iowa retail electric returns on equity within specified ranges will be shared with customers and that the portion assigned to customers will be recorded as a regulatory liability. The following table summarizes the ranges of Iowa electric returns on equity subject to revenue sharing under each settlement agreement, the percent of revenues within those ranges to be assigned to customers, and the method by which the liability to customers will be settled.

Date Approved by the IUB	Years Covered	Range of Iowa Electric Return on Equity Subject to Sharing	Customers’ Share of Revenues Within Range	Method to be Used to Settle Liability to Customers

December 21, 2001	2001 - 2005	12% - 14%	50%	Credits against the cost of new generation plant in Iowa
		Above 14%	83.33%
October 17, 2003	2006 - 2010	11.75% - 13%	40%	Credits against the cost of new generation plant in Iowa
		13% - 14%	50%
		Above 14%	83.3%
January 31, 2005	2011	Same as 2006 -2010		Credits to customer bills in 2012
April 18, 2006	2012	Same as 2006 -2010		Credits to customer bills in 2013
July 27, 2007	2013	Same as 2006 -2010 (1)		Credits against the cost of wind-powered generation projects covered by this agreement

(1)
If a rate case is filed pursuant to the 10% threshold, as discussed above, the revenue sharing arrangement for 2013 is changed such that 83.3% of revenues associated with Iowa operating income in excess of electric returns on equity allowed by the IUB as a result of the rate case will be shared with customers.

Under the 2007 settlement agreement, effective January 1, 2007, through December 31, 2013 (or December 31, 2012, in the event there is a rate increase in 2013), MidAmerican Energy has reduced its funding into the Quad Cities Station’s decommissioning trusts from the 2006 level of $8 million annually to a new level of $2 million annually. The difference will be used to reduce electric base rates in 2008 and 2009 for MidAmerican Energy’s residential customers in eastern and southern Iowa service territories previously served by two of MidAmerican Energy’s predecessor companies. To the extent the reduction in funding exceeds the annual amount needed to implement these rate reductions, as approved by the IUB, the excess will be used during the period 2007 through 2013 (or 2007 through 2012 in the event there is a rate increase in 2013), to reduce MidAmerican Energy’s investment in Walter Scott, Jr. Energy Center Unit No. 4 (“WSEC Unit 4”), formerly Council Bluffs Energy Center Unit No. 4.

The regulatory liabilities created by the settlement agreements have been and are currently recorded as a regulatory charge in depreciation and amortization expense when the liability is accrued. As a result of the credits applied to generating plant balances when the related plant is placed in service, depreciation expense is reduced. On June 1, 2007, WSEC Unit 4 was placed in service. Accordingly, the January 1, 2007 balance of the revenue sharing liability, plus the related interest accrued in 2007, was applied against the cost of WSEC Unit 4 in utility plant in service.

The change in the balance of the regulatory liability is summarized as follows (in millions):

Balance, January 1, 2007	$259
Current year revenue sharing	25
Interest costs	5
Amounts applied to utility plant in service	(264)
Balance, June 30, 2007	$25

(5)	Employee Benefit Plans

MidAmerican Energy sponsors a noncontributory defined benefit pension plan covering substantially all employees of MidAmerican Energy Holdings and its domestic energy subsidiaries other than PacifiCorp. MidAmerican Energy also sponsors certain postretirement health care and life insurance benefits covering substantially all retired employees of MidAmerican Energy Holdings and its domestic energy subsidiaries other than PacifiCorp. The components of net periodic benefit cost for these plans were as follows (in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Pension
Service cost	$6	$6	$12	$12
Interest cost	9	9	19	19
Expected return on plan assets	(10)	(9)	(20)	(19)
Net amortization	1	1	2	2
Net periodic benefit cost	$6	$7	$13	$14

Other Postretirement
Service cost	$3	$2	$4	$3
Interest cost	5	3	9	7
Expected return on plan assets	(6)	(2)	(9)	(5)
Net amortization	1	1	1	2
Net periodic benefit cost	$3	$4	$5	$7

MidAmerican Energy expects to contribute $6 million and $12 million in 2007 to its pension and other postretirement plans, respectively. As of June 30, 2007, $3 million and $7 million of contributions had been made to the pension and other postretirement plans, respectively.

(6)	Segment Information

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

The following tables provide information on a reportable operating segment basis (in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Segment Profit Information
Operating revenues:
Regulated electric	$467	$461	$947	$876
Regulated gas	209	169	708	625
Nonregulated and other	293	130	550	300
Total	$969	$760	$2,205	$1,801

Operating income:
Regulated electric	$94	$83	$189	$182
Regulated gas	1	(2)	42	30
Nonregulated and other	18	(2)	27	2
Total	$113	$79	$258	$214

Earnings on common stock:
Regulated electric	$64	$50	$128	$113
Regulated gas	(1)	(3)	22	17
Nonregulated and other	10	(2)	15	2
Total	$73	$45	$165	$132

	As of
	June 30,	December 31,
	2007	2006
Segment Asset Information
Total assets:
Regulated electric	$5,827	$5,485
Regulated gas	847	923
Nonregulated and other	196	102
Total	$6,870	$6,510

(7)	Walter Scott, Jr. Energy Center

WSEC Unit 4, a 790-megawatt (“MW”) (accredited capacity) super-critical-temperature, coal-fired generating plant, began commercial operation on June 1, 2007. MidAmerican Energy operates the plant and holds an undivided ownership interest of 59.66%, or approximately 471 MW, as a tenant in common with the other owners of the plant. MidAmerican Energy accounts for, and provided financing for, its proportional share of the plant. Operating costs of WSEC Unit 4 are assigned to joint owners based on ownership percentage or energy produced, depending on the nature of the cost, and MidAmerican Energy’s share of those costs is included in operating expenses on the Consolidated Statements of Operations.

In conjunction with WSEC Unit 4 being placed in service, certain Consolidated Balance Sheet classifications were materially impacted, the most significant of which was the transfer of $710 million from construction work in progress to electric utility plant. During the construction of the WSEC Unit 4, MidAmerican Energy was allowed by contract to defer $200 million of billed construction costs through the end of the project. The Consolidated Balance Sheet as of December 31, 2006, reflects the liability for these deferred payments in accounts payable and a $79 million asset representing the other owners’ share of the deferred payments in current assets – other. The liability and asset were settled in June 2007 with MidAmerican Energy’s payment to the contractor and receipt of cash from the other owners for their share of the costs. Additionally, as discussed in Note 4, $264 million was transferred from the revenue sharing regulatory liability to electric utility plant in accordance with the related Iowa regulatory settlement agreements.

(8)	Long-Term Debt

On June 29, 2007, MidAmerican Energy issued $400 million of 5.65% Senior Notes due July 15, 2012, and $250 million of 5.95% Senior Notes due July 15, 2017. The proceeds are being used by MidAmerican Energy to pay construction costs of its interest in WSEC Unit 4 and its wind projects in Iowa, to repay short-term indebtedness and for general corporate purposes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Member
MidAmerican Funding, LLC
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Funding, LLC and subsidiaries (the “Company”) as of June 30, 2007, and the related consolidated statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2007 and 2006, and of cash flows for the six-month periods ended June 30, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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

/s/ Deloitte & Touche LLP

Des Moines, Iowa
July 31, 2007

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In millions)

	As of
	June 30,	December 31,
	2007	2006
ASSETS
Utility Plant, Net
Electric	$6,965	$6,366
Gas	1,055	1,031
	8,020	7,397
Accumulated depreciation and amortization	(3,357)	(3,261)
	4,663	4,136
Construction work in progress	465	867
	5,128	5,003
Current Assets
Cash and cash equivalents	394	9
Short-term investments	29	15
Receivables, net	420	391
Inventories	68	113
Other	48	163
	959	691

Investments and Nonregulated Property, Net	444	427
Goodwill	1,270	1,270
Regulatory Assets	244	273
Other Assets	117	130
Total Assets	$8,162	$7,794

CAPITALIZATION AND LIABILITIES
Capitalization
Member’s equity	$2,674	$2,513
MidAmerican Energy preferred securities	30	30
Long-term debt, excluding current portion	3,169	2,520
	5,873	5,063
Current Liabilities
Note payable to affiliate	19	3
Current portion of long-term debt	-	2
Accounts payable	282	493
Taxes accrued	142	98
Interest accrued	38	48
Other	97	172
	578	816
Other Liabilities
Deferred income taxes	460	468
Investment tax credits	39	41
Asset retirement obligations	176	173
Regulatory liabilities	768	989
Other	268	244
	1,711	1,915
Total Capitalization and Liabilities	$8,162	$7,794

The accompanying notes are an integral part of these financial statements

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In millions)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Operating Revenues
Regulated electric	$467	$461	$947	$876
Regulated gas	209	169	708	625
Nonregulated	295	131	553	302
	971	761	2,208	1,803

Operating Expenses
Regulated:
Cost of fuel, energy and capacity	176	176	373	318
Cost of gas sold	161	126	574	506
Other operating expenses	102	96	200	187
Maintenance	42	40	85	71
Depreciation and amortization	76	87	145	161
Property and other taxes	25	25	50	49
	582	550	1,427	1,292
Nonregulated:
Cost of sales	270	128	512	289
Other	6	4	11	9
	276	132	523	298
Total operating expenses	858	682	1,950	1,590

Operating Income	113	79	258	213

Non-Operating Income
Interest and dividend income	1	2	2	5
Allowance for equity funds	11	8	22	15
Other income	3	34	5	49
Other expense	(1)	(6)	(2)	(6)
	14	38	27	63

Fixed Charges
Interest on long-term debt	37	35	75	71
Other interest expense	4	3	8	6
Preferred dividends of subsidiaries	1	1	1	1
Allowance for borrowed funds	(5)	(4)	(11)	(7)
	37	35	73	71

Income Before Income Taxes	90	82	212	205
Income Taxes	24	25	61	61

Net Income	$66	$57	$151	$144

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Net Income	$66	$57	$151	$144

Other Comprehensive Income (Loss)
Unrealized gains on available-for-sale securities:
Unrealized gains during period-
Before income taxes	-	32	-	32
Income tax expense	-	(11)	-	(11)
	-	21	-	21
Less realized gains reflected in net income during period -
Before income taxes	-	32	-	32
Income tax expense	-	(11)	-	(11)
	-	21	-	21
Net unrealized gains	-	-	-	-

Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) during period-
Before income taxes	(11)	-	17	-
Income tax (expense) benefit	4	-	(7)	-
	(7)	-	10	-
Less realized gains reflected in net income during period-
Before income taxes	1	-	-	-
Income tax expense	-	-	-	-
	1	-	-	-
Net unrealized gains (losses)	(8)	-	10	-

Other comprehensive income (loss)	(8)	-	10	-

Comprehensive Income	$58	$57	$161	$144

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Six Months
	Ended June 30,
	2007	2006

Net Cash Flows From Operating Activities
Net income	$151	$144
Adjustments to reconcile net income to net cash provided:
Depreciation and amortization	146	162
Deferred income taxes and investment tax credit, net	(3)	1
Amortization of other assets and liabilities	13	9
Gain on sale of securities, assets and other investments	-	(35)
Impact of changes in working capital -
Receivables, net	(30)	190
Inventories	45	20
Accounts payable	28	(168)
Taxes accrued	63	28
Other current assets and liabilities	(7)	17
Other, net	(11)	(1)
Net cash provided by operating activities	395	367

Net Cash Flows From Investing Activities
Utility construction expenditures	(656)	(323)
Purchases of available-for-sale securities	(102)	(468)
Proceeds from sales of available-for-sale securities	82	515
Proceeds from sales of assets and other investments	-	9
Other, net	5	4
Net cash used in investing activities	(671)	(263)

Net Cash Flows From Financing Activities
Issuance of long-term debt, net of issuance cost	647	-
Retirement of long-term debt, including reacquisition cost	(1)	(160)
Net increase (decrease) in note payable to affiliate	15	(15)
Net increase in notes payable	-	10
Other	-	(6)
Net cash provided by (used in) financing activities	661	(171)

Net Increase (Decrease) in Cash and Cash Equivalents	385	(67)
Cash and Cash Equivalents at Beginning of Period	9	71
Cash and Cash Equivalents at End of Period	$394	$4

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	General

MidAmerican Funding, LLC (“MidAmerican Funding”) is an Iowa limited liability company with MidAmerican Energy Holdings Company as its sole member. MidAmerican Energy Holdings Company is a consolidated subsidiary of Berkshire Hathaway Inc. MidAmerican Funding’s direct, wholly owned subsidiary is MHC Inc. (“MHC”), which constitutes substantially all of MidAmerican Funding’s assets, liabilities and business activities except those related to MidAmerican Funding’s long-term debt securities. MHC, MidAmerican Funding and MidAmerican Energy Holdings Company are holding companies headquartered in Des Moines, Iowa. MHC conducts no business other than the ownership of its subsidiaries. MHC’s principal subsidiary is MidAmerican Energy Company, a public utility with electric and natural gas operations. MHC’s nonregulated, direct, wholly owned subsidiaries include InterCoast Capital Company, Midwest Capital Group, Inc., MidAmerican Services Company and MEC Construction Services Co.

The accompanying unaudited Consolidated Financial Statements have been prepared by MidAmerican Funding in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, they do not include all of the information and footnotes required for annual financial statements. In the opinion of MidAmerican Funding, all adjustments, consisting of normal recurring adjustments, have been made to present fairly its financial position, results of operations and changes in cash flows for the periods presented. Certain amounts in the unaudited Consolidated Statement of Operations for the three months and six months ended June 30, 2006, have been reclassified to conform to the 2007 presentation. Such reclassifications did not impact previously reported operating income, net income or retained earnings. Although MidAmerican Funding believes that the disclosures contained herein are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the Consolidated Financial Statements and the notes thereto included in MidAmerican Funding’s latest Annual Report on Form 10-K.

The accompanying unaudited Consolidated Financial Statements include the accounts of MidAmerican Funding and its subsidiaries in which it holds a controlling financial interest. All significant intercompany accounts and transactions have been eliminated, other than those between rate-regulated operations.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in MidAmerican Funding’s Annual Report on Form 10-K for the year ended December 31, 2006, describes the most significant accounting estimates and policies used in the preparation of the Consolidated Financial Statements. There have been no significant changes in MidAmerican Funding’s assumptions regarding significant accounting policies during the first six months of 2007, except as described in Note 2.

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

As of January 1, 2007, MidAmerican Funding had $33 million of unrecognized tax benefits. Of this amount, MidAmerican Funding recognized a net increase in the liability for unrecognized tax benefits of $16 million as a cumulative effect of adopting FIN 48, which was offset by reductions in beginning retained earnings of $2 million and deferred income tax liabilities of $13 million and an increase in regulatory assets of $1 million in the Consolidated Balance Sheet. The remaining $17 million had been previously accrued under Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” or SFAS No. 109, “Accounting for Income Taxes.” The entire $33 million of unrecognized tax benefits as of January 1, 2007, is included in other liabilities – other in the Consolidated Balance Sheet.

Included in the $33 million is $19 million of net unrecognized tax benefits that, if recognized, would have an impact on the effective tax rate. The remaining unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility. Recognition of these tax benefits, other than applicable interest and penalties, would not affect MidAmerican Funding’s effective tax rate. MidAmerican Funding recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. As of January 1, 2007, MidAmerican Funding had $5 million accrued for the payment of interest, which is included in unrecognized tax benefits.

MidAmerican Funding’s ultimate parent company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The U.S. Internal Revenue Service has closed its examination of the parent company’s income tax returns through 2003, including components related to MidAmerican Funding. In addition, open tax years related to a number of state jurisdictions remain subject to examination. During the six-month period ended June 30, 2007, there were no material changes to the liability for uncertain tax positions.

Refer to Note 2 of MidAmerican Energy’s Notes to Consolidated Financial Statements for additional disclosure of new accounting pronouncements.

(3)	Risk Management

Refer to Note 3 of MidAmerican Energy’s Notes to Consolidated Financial Statements for information regarding MidAmerican Funding’s risk management.

(4)	Rate Matters

Refer to Note 4 of MidAmerican Energy’s Notes to Consolidated Financial Statements for information regarding MidAmerican Funding’s rate matters.

(5)	Employee Benefit Plans

Refer to Note 5 of MidAmerican Energy’s Notes to Consolidated Financial Statements for information regarding MidAmerican Funding’s employee benefit plans.

(6)	Segment Information

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

The following tables provide information on a reportable operating segment basis (in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Segment Profit Information
Operating revenues:
Regulated electric	$467	$461	$947	$876
Regulated gas	209	169	708	625
Nonregulated and other	295	131	553	302
Total	$971	$761	$2,208	$1,803

Operating income:
Regulated electric	$94	$83	$189	$182
Regulated gas	1	(2)	42	30
Nonregulated and other	18	(2)	27	1
Total	$113	$79	$258	$213

Net income:
Regulated electric	$64	$50	$128	$113
Regulated gas	(1)	(3)	22	17
Nonregulated and other	3	10	1	14
Total	$66	$57	$151	$144

	As of
	June 30,	December 31,
	2007	2006
Segment Asset Information
Total assets (a):
Regulated electric	$7,017	$6,676
Regulated gas	926	1,002
Nonregulated and other	219	116
Total	$8,162	$7,794

(a)    Total assets by operating segment reflect the assignment of goodwill to applicable reporting units in accordance with GAAP.

(7)	Walter Scott, Jr. Energy Center

Refer to Note 7 of MidAmerican Energy’s Notes to Consolidated Financial Statements for information regarding the Walter Scott, Jr. Energy Center.

(8)	Long-Term Debt

Refer to Note 8 of MidAmerican Energy’s Notes to Consolidated Financial Statements for information regarding MidAmerican Funding’s long-term debt.

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

•
financial or regulatory accounting principles or policies imposed by the Public Company Accounting Oversight Board, the Financial Accounting Standards Board (“FASB”), the Securities and Exchange Commission (“SEC”), the Federal Energy Regulatory Commission (“FERC”) and similar entities with regulatory oversight;

•	other risks or unforeseen events, including wars, the effects of terrorism, embargoes and other catastrophic events; and

•	other business or investment considerations that may be disclosed from time to time in MidAmerican Funding’s or MidAmerican Energy’s SEC filings or in other publicly disseminated written documents.

Further details of the potential risks and uncertainties affecting MidAmerican Energy or MidAmerican Funding are described in their filings with the SEC, including Item 1A and other discussions contained in this form 10-Q. MidAmerican Funding and MidAmerican Energy undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors should not be construed as exclusive.

Executive Summary

MidAmerican Energy’s earnings on common stock improved $28 million to $73 million for the second quarter of 2007 compared to $45 million for the second quarter of 2006. MidAmerican Funding’s net income increased $9 million to $66 million for the second quarter of 2007 compared to $57 million for the second quarter of 2006.

MidAmerican Energy’s earnings on common stock improved $33 million to $165 million for the first six months of 2007 compared to $132 million for the first six months of 2006. MidAmerican Funding’s net income increased $7 million to $151 million for the first six months of 2007 compared to $144 million for the first six months of 2006.

The following significant events and changes, as discussed in more detail herein, highlight some of the factors that had an effect on MidAmerican Energy’s and MidAmerican Funding’s financial results:

•
MidAmerican Energy’s second quarter 2007 regulated electric gross margin increased $6 million compared to 2006 due principally to increases in electric retail sales volumes. MidAmerican Energy’s nonregulated gross margin increased $21 million compared to the second quarter of 2006 due to a substantial increase in nonregulated electric sales volumes and improved margins per unit.

•
In February 2007, MidAmerican Energy’s electric distribution and transmission systems sustained extensive damage from several winter storms. Capital expenditures for restoration of facilities damaged by the storms totaled approximately $28 million. Additionally, MidAmerican Energy incurred $11 million of maintenance expense in the first quarter for storm restoration.

•
On June 1, 2007, Walter Scott, Jr. Energy Center Unit No. 4 (“WSEC Unit 4”), formerly Council Bluffs Energy Center Unit No. 4 began commercial operation. The unit is a 790-megawatt (“MW”) (accredited capacity) super-critical-temperature, coal-fired generation plant operated by MidAmerican Energy. MidAmerican Energy owns 59.66% of the plant as a tenant in common with other owners of the plant and has invested $830 million in the plant.

•
On July 27, 2007, the Iowa Utilities Board (“IUB”) approved a settlement agreement between MidAmerican Energy and the Iowa Office of Consumer Advocate (“OCA”) in conjunction with MidAmerican Energy’s ratemaking principles application for up to 540 MW (nameplate ratings) of additional wind-powered generation in Iowa. In general, the agreement (1) extends the conditional freeze on MidAmerican Energy’s Iowa electric base rates through December 31, 2013, except under specified circumstances; (2) continues the current revenue sharing arrangement in 2013, with any revenue sharing liability incurred being applied against the cost of future wind-powered generation plant; and (3) provides for a reduction in decommissioning funding to be used to reduce designated Iowa residential electric base rates and the cost of specified future generating plant.

Following is a discussion of various factors that affected earnings for the periods presented on the Consolidated Statements of Operations. Explanations include management’s best estimate of the impact of weather, customer growth and other factors. MidAmerican Energy’s and MidAmerican Funding’s future results could differ significantly from historical results.

Results of Operations for the Three Months Ended June 30, 2007 and 2006

Regulated Electric Gross Margin

	Three Months
	Ended June 30,
	2007	2006
Gross margin (in millions):
Operating revenues	$467	$461
Less cost of fuel, energy and capacity	176	176
Electric gross margin	$291	$285

Sales (GWh):
Retail	5,082	4,803
Wholesale	2,898	3,236
Total	7,980	8,039

Electric gross margin for the second quarter of 2007 increased $6 million compared to the second quarter of 2006 primarily due to a $4 million increase in gross margin on retail sales resulting from a 5.8% increase in related sales volumes. Electricity usage factors not dependent on weather, such as home size, technology changes and multiple appliances, the effect of more extreme temperature conditions, and an increase in the average number of retail customers contributed to the improvement in electric retail gross margin. An increase in fuel costs related to retail electric sales partially offset the effect of higher retail sales volumes due in part to an increase in the portion of energy requirements met with higher cost generation resources as a result of plant availability.

Sales of energy to other utilities, municipalities and marketers inside and outside of MidAmerican Energy’s balancing authority area are classified as wholesale. Gross margin on wholesale sales improved by $2 million compared to the second quarter of 2006. An increase in average electric wholesale margins per megawatt hour sold due to regional wholesale market opportunities improved electric wholesale gross margin by $11 million. Wholesale sales volumes decreased 10.4% resulting in a $9 million decrease in wholesale gross margin compared to the second quarter of 2006 due to a greater portion of MidAmerican Energy-owned base load generation being required to meet retail demand and a higher market cost for wholesale purchased energy to supply wholesale sales.

Regulated Gas Gross Margin

	Three Months
	Ended June 30,
	2007	2006

Gross margin (in millions):
Operating revenues	$209	$169
Less cost of gas sold	161	126
Gas gross margin	$48	$43

Sales (000’s Dths):
Retail	10,953	8,547
Wholesale	10,759	10,305
Total	21,712	18,852

Regulated gas revenues include purchased gas adjustment clauses through which MidAmerican Energy is allowed to recover the cost of gas sold from its retail gas utility customers. Consequently, fluctuations in the cost of gas sold do not directly affect gross margin or net income because revenues reflect comparable fluctuations through the purchased gas adjustment clauses. Regulated gas revenues and cost of gas sold increased $22 million due to improved sales volumes for the second quarter of 2007. Compared to the second quarter of 2006, MidAmerican Energy’s average per-unit cost of gas sold increased 11.4%, resulting in a $13 million increase in gas revenues and cost of gas sold for the second quarter of 2007.

The following table summarizes the variance in gas operating revenues based on the change in gas cost recoveries and margin components (in millions):

Three Months
Ended June 30,
2007 vs. 2006

Change in cost of gas sold:
Average cost per unit	$13
Sales volumes	22
Total change in cost of gas sold	35
Change in margin:
Other usage factors	2
Weather	1
Energy efficiency cost recovery	1
Other	1
Total revenue variance	$40

Other usage factors includes influences on customer usage other than weather, such as technology, energy efficiency and economics. The increase in gas gross margin due to weather was the result of colder temperature conditions in the second quarter of 2007 compared to the same quarter in 2006. MidAmerican Energy’s average number of gas retail customers increased 1.1% compared to the second quarter of 2006. Changes in revenues from the recovery of energy efficiency program costs are substantially matched with corresponding changes in other operating expenses.

Regulated Operating Expenses

Other operating expenses increased $6 million for the second quarter of 2007 compared to the second quarter of 2006 due primarily to increases of $2 million in energy efficiency program costs and $2 million in gas distribution costs. Changes in energy efficiency program costs are substantially matched by changes in related electric and gas revenues.

Maintenance expenses for the second quarter of 2007 increased $2 million compared to the second quarter of 2006 due to an increase in electric distribution maintenance costs.

Depreciation and amortization expense for the second quarter of 2007 decreased $11 million compared to the second quarter of 2006 due to a $15 million decrease in regulatory expense related to a revenue sharing arrangement in Iowa as a result of lower Iowa electric equity returns. Refer to the “Utility Regulatory Matters” section for an explanation of the revenue sharing arrangement. Partially offsetting this decrease was higher utility plant depreciation expense due to additional plant in service, including wind-powered generation plant placed in service in the fourth quarter of 2006 and WSEC Unit 4 on June 1, 2007.

Nonregulated Gross Margin

	Three Months
	Ended June 30,
	2007	2006
	(In millions)
MidAmerican Energy -
Nonregulated operating revenues	$293	$130
Less nonregulated cost of sales	269	127
Nonregulated gross margin	$24	$3

MidAmerican Funding Consolidated -
Nonregulated operating revenues	$295	$131
Less nonregulated cost of sales	270	128
Nonregulated gross margin	$25	$3

Nonregulated revenues, cost of sales and gross margin for the second quarter of 2007 increased due primarily to an increase in nonregulated electric sales volumes driven by a greater number of commercial and industrial customers being served by MidAmerican Energy in the Illinois market. Higher average prices, costs and margin related to nonregulated electric sales also contributed to the increases. These increases were partially offset by the impact of a decrease in nonregulated gas sales volumes and per-unit averages.

Non-Operating Income

MidAmerican Energy -

MidAmerican Energy’s non-operating income for the second quarter of 2007 increased $3 million compared to the second quarter of 2006 due to a $3 million increase in allowance for equity funds as a result of the increase in construction work in progress. As a regulated public utility, MidAmerican Energy is allowed to capitalize, and record as income, a cost of construction for equity funds used, based on guidelines set forth by the FERC. Interest income decreased primarily due to a reduction in temporary cash investments during the second quarter of 2007 compared to the second quarter of 2006.

MidAmerican Funding -

MidAmerican Funding’s non-operating income decreased $24 million for the second quarter of 2007 compared to the second quarter of 2006. In addition to the MidAmerican Energy items discussed above, MidAmerican Funding’s other income for the second quarter of 2006 includes $28 million of pre-tax gains from sales of MidAmerican Funding’s shares of common stock of an electronic energy and metals trading exchange and a $4 million pre-tax gain on MidAmerican Funding’s remaining shares of that common stock, which it donated to a charitable foundation. Other expense for the second quarter of 2006 reflects $4 million of expense for the donation of the shares.

Fixed Charges

The $3 million increase in MidAmerican Energy’s interest on long-term debt was primarily due to the issuance of $350 million of long-term debt in October 2006, offset partially by maturities of higher interest rate debt in 2006.

Income Taxes

MidAmerican Energy -

Federal law currently provides for federal production tax credits for energy produced by renewable electricity generation facilities, including wind-powered generation, for ten years after the in-service date. MidAmerican Energy’s income taxes for the second quarter of 2007 include $2 million of additional production tax credits compared to the second quarter of 2006 due to additional wind-powered generation.

State utility rate regulation in Iowa requires that the tax effect of certain timing differences be flowed through immediately to customers. Therefore, amounts that would otherwise have been recognized in income tax expense have been included as changes in regulatory assets. This flow-through treatment of such timing differences impacts the effective tax rates from year to year.

Results of Operations for the Six Months Ended June 30, 2007 and 2006

Regulated Electric Gross Margin

	Six Months
	Ended June 30,
	2007	2006
Gross margin (in millions):
Operating revenues	$947	$876
Less cost of fuel, energy and capacity	373	318
Electric gross margin	$574	$558

Sales (GWh):
Retail	10,056	9,596
Wholesale	6,392	5,739
Total	16,448	15,335

Electric gross margin for the first six months of 2007 increased $16 million compared to the first six months of 2006. Gross margin on retail sales increased $7 million as a result of an increase in related sales volumes partially offset by higher related fuel costs. Additionally, gross margin on wholesale sales increased $9 million as a result of an increase in related sales volumes partially offset by a lower margin per megawatt hour sold.

Gross margin on electric retail sales increased $7 million, with electric retail sales volumes increasing 4.8% compared to the first six months of 2006. The effect of more extreme temperature conditions during the first six months of 2007 compared to the first six months of 2006, an increase in the average number of retail customers, and other retail usage factors, such as home size, technology changes and multiple appliances, contributed $16 million to the improvement in electric retail gross margin. An increase in fuel costs related to Iowa retail electric sales reduced electric retail gross margin by $14 million compared to the first six months of 2006 due in part to an increase in the portion of energy requirements met with higher cost generation resources. Recoveries of energy efficiency program costs increased electric retail gross margin by $4 million compared to the first six months of 2006. Changes in revenues from the recovery of energy efficiency program costs are substantially matched with corresponding changes in other operating expenses.

Sales of energy to other utilities, municipalities and marketers inside and outside of MidAmerican Energy’s balancing authority area are classified as wholesale. An increased availability of MidAmerican Energy-owned base load generation, in part due to the effect of newly added wind-powered generation to supply retail customers, and greater regional wholesale market opportunities contributed to an 11.4% increase in wholesale sales volumes during the first six months of 2007 compared to the first six months of 2006, resulting in an $11 million increase in wholesale gross margin. A decrease in the average electric wholesale margins per megawatt hour sold due to an increase in the cost of internal generation and purchases of external energy reduced electric wholesale gross margin by $2 million compared to the first six months of 2006.

Regulated Gas Gross Margin

	Six Months
	Ended June 30,
	2007	2006

Gross margin (in millions):
Operating revenues	$708	$625
Less cost of gas sold	574	506
Gas gross margin	$134	$119

Sales (000’s Dths):
Retail	47,564	39,943
Wholesale	23,670	23,317
Total	71,234	63,260

Regulated gas revenues include purchased gas adjustment clauses through which MidAmerican Energy is allowed to recover the cost of gas sold from its retail gas utility customers. Consequently, fluctuations in the cost of gas sold do not directly affect gross margin or net income because revenues reflect comparable fluctuations through the purchased gas adjustment clauses. Regulated gas revenues and cost of gas sold increased $68 million due to improved sales volumes for the first six months of 2007. Compared to the first six months of 2006, MidAmerican Energy’s average per-unit cost of gas sold was unchanged.

The following table summarizes the variance in gas operating revenues based on the change in gas cost recoveries and margin components (in millions):

Six Months
Ended June 30,
2007 vs. 2006

Change in cost of gas sold:
Average cost per unit	$-
Sales volumes	68
Total change in cost of gas sold	68
Change in margin:
Weather	8
Energy efficiency cost recovery	3
Other usage factors	2
Customer growth	1
Other	1
Total revenue variance	$83

The increase in gas gross margin due to weather was primarily the result of colder temperature conditions in the first quarter of 2007 compared to the same period in 2006. MidAmerican Energy’s average number of gas retail customers increased 1.1% compared to the first six months of 2006. Changes in revenues from the recovery of energy efficiency program costs are substantially matched with corresponding changes in other operating expenses.

Regulated Operating Expenses

Other operating expenses increased $13 million for the first six months of 2007 compared to the first six months of 2006 due primarily to a $7 million increase in energy efficiency program costs. Changes in energy efficiency program costs are substantially matched by changes in related electric and gas revenues. Additionally, nuclear generation operation costs increased $2 million compared to the first six months of 2006, while health care benefits, gas distribution, transmission, steam-powered generation and electric distribution costs each increased $1 million. These increases were partially offset by a $2 million decrease in pensions and postretirement costs compared to the second quarter of 2006.

Maintenance expenses for the first six months of 2007 increased $14 million compared to the first six months of 2006 due primarily to $11 million of costs incurred for restoration of facilities damaged by winter storms in February 2007. Additionally, other power generation costs, including wind-powered generation, increased $2 million.

Depreciation and amortization expense for the first six months of 2007 decreased $16 million compared to the first six months of 2006 due to a $21 million decrease in regulatory expense related to a revenue sharing arrangement in Iowa as a result of lower Iowa electric equity returns. Refer to the “Utility Regulatory Matters” section for an explanation of the revenue sharing arrangement. Partially offsetting this decrease was higher utility plant depreciation expense due to additional plant in service, including wind-powered generation plant placed in service in the fourth quarter of 2006 and WSEC Unit 4 on June 1, 2007.

Nonregulated Gross Margin

	Six Months
	Ended June 30,
	2007	2006
	(In millions)
MidAmerican Energy -
Nonregulated operating revenues	$550	$300
Less nonregulated cost of sales	511	288
Nonregulated gross margin	$39	$12

MidAmerican Funding Consolidated -
Nonregulated operating revenues	$553	$302
Less nonregulated cost of sales	512	289
Nonregulated gross margin	$41	$13

Nonregulated revenues, cost of sales and gross margin for the first six months of 2007 increased due primarily to an increase in nonregulated electric sales volumes driven by a greater number of commercial and industrial customers being served by MidAmerican Energy in the Illinois market. Higher average prices, costs and margin related to nonregulated electric sales also contributed to the increases. These increases were partially offset by the impact of a decrease in nonregulated gas sales volumes and per-unit averages.

Nonregulated Other Operating Expenses

MidAmerican Energy’s nonregulated other operating expenses for the first six months of 2007 increased $2 million compared to the first six months of 2006 due principally to commissions on nonregulated electric sales.

Non-Operating Income

MidAmerican Energy -

MidAmerican Energy’s non-operating income for the first six months of 2007 increased $5 million compared to the first six months of 2006 due to a $7 million increase in allowance for equity funds as a result of the increase in construction work in progress. As a regulated public utility, MidAmerican Energy is allowed to capitalize, and record as income, a cost of construction for equity funds used, based on guidelines set forth by the FERC. Interest income decreased $3 million primarily due to a decrease in temporary cash investments during the first six months of 2007 compared to the first six months of 2006.

MidAmerican Funding -

MidAmerican Funding’s non-operating income decreased $36 million for first six months of 2007 compared to the first six months of 2006. In addition to the MidAmerican Energy items discussed above, MidAmerican Funding’s other income for the first six months of 2006 includes $28 million of pre-tax gains from sales of MidAmerican Funding’s shares of common stock of an electronic energy and metals trading exchange and a $4 million pre-tax gain on MidAmerican Funding’s remaining shares of that common stock, which it donated to a charitable foundation. Other expense for the first six months of 2006 reflects $4 million of expense for the donation of the shares. Other income for the first six months of 2006 also includes a $7 million pre-tax gain on the sale of MidAmerican Funding’s non-controlling interest in a non-utility gas-fired cogeneration plant and $5 million of pre-tax income resulting from changes in a financing arrangement related to a non-strategic investment in a hydroelectric generating plant.

Fixed Charges

The $5 million increase in MidAmerican Energy’s interest on long-term debt was due to the issuance of $350 million of long-term debt in October 2006, offset partially by maturities of higher interest rate debt in 2006. MidAmerican Energy’s other interest expense increased $2 million due principally to a higher average balance of commercial paper outstanding compared to the first six months of 2006. MidAmerican Energy is allowed to capitalize, and record as a reduction to fixed charges, a cost of construction for debt funds used, based on guidelines set forth by the FERC. The $4 million increase in allowance for borrowed funds for the first six months of 2007 was due to the increase in construction work in progress compared to the first six months of 2006.

Income Taxes

MidAmerican Energy -

Federal law currently provides for federal production tax credits for energy produced by renewable electricity generation facilities, including wind-powered generation, for ten years after the in-service date. MidAmerican Energy’s income taxes for the first six months of 2007 include $3 million of additional production tax credits compared to the first six months of 2006 due to additional wind-powered generation.

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

As reflected on the Consolidated Statements of Cash Flows, MidAmerican Energy’s net cash provided by operating activities was $411 million and $388 million for the first six months of 2007 and 2006, respectively. MidAmerican Funding’s net cash provided by operating activities was $395 million and $367 million for the first six months of 2007 and 2006, respectively.

Utility Construction Expenditures

MidAmerican Energy’s primary need for capital is utility construction expenditures. For the first six months of 2007, utility construction expenditures totaled $656 million, including Quad Cities Station nuclear fuel purchases. MidAmerican Energy’s utility construction expenditures for 2007, excluding the non-cash allowance for equity funds used during construction, are estimated to be approximately $1,334 million, which includes $752 million for the coal-fired and wind-powered generation projects discussed below, including payment of previously deferred construction payments; $129 million for emissions control equipment to address current and anticipated air quality regulations; and $453 million for ongoing operational projects, including connections for new customers and facilities to accommodate load growth. Capital expenditure needs are reviewed regularly by management and may change significantly as a result of such reviews. MidAmerican Energy expects to fund these capital expenditures with short-term borrowings, cash flows from operations and the issuance of long-term debt.

MidAmerican Energy anticipates a continuing increase in demand for electricity from its regulated customers. To meet anticipated demand and ensure adequate electric generation in its service territory, MidAmerican Energy constructed WSEC Unit 4, a 790-MW (accredited capacity) super-critical-temperature, coal-fired generating plant, which began commercial operation on June 1, 2007. MidAmerican Energy operates the plant and holds an undivided ownership interest as a tenant in common with the other owners of the plant. In conjunction with the completion of the project, MidAmerican Energy transferred a 1.01% ownership interest in WSEC Unit 4 to another public utility as partial payment for electric distribution property MidAmerican Energy received from the utility in 2005. Accordingly, MidAmerican Energy’s ownership interest is 59.66%, or approximately 471 MW of output. Prior to construction, MidAmerican Energy obtained approval from the IUB to include the Iowa portion of the actual cost of WSEC Unit 4 in its Iowa rate base as long as the actual cost did not exceed the agreed cap that MidAmerican Energy deemed reasonable. As of June 30, 2007, MidAmerican Energy has invested $830 million in the plant, including $63 million of non-cash allowance for equity funds used during construction. Based on all presently anticipated costs, the actual final cost of WSEC Unit 4 will be within the agreed cap. If the cap is ultimately exceeded, MidAmerican Energy has the right to demonstrate the prudence of the expenditures above the cap, subject to regulatory review. Refer to Note 7 of MidAmerican Energy’s Notes to Consolidated Financial Statements in Item 1 for a discussion of the material financial statement impacts of WSEC Unit 4 being placed in service.

On April 18, 2006, the IUB approved a settlement agreement regarding ratemaking principles for additional wind-powered generation capacity to be installed in Iowa in 2006 and 2007. On July 27, 2007, the IUB approved a settlement agreement in conjunction with MidAmerican Energy’s ratemaking principles application for up to 540 MW (nameplate ratings) of additional wind-powered generation capacity in Iowa. With the exception of 123 MW (nameplate ratings) MidAmerican Energy currently has under construction that is expected to be in operation by the end of 2007, all new wind-powered generation capacity up to the 540 MW that is currently not in service but is placed in service on or before December 31, 2013, will be subject to this settlement agreement. Generally speaking, accredited capacity ratings for wind-powered generation facilities are considerably less than the nameplate ratings due to the varying nature of wind. MidAmerican Energy continues to pursue additional cost effective wind-powered generation. Refer to Note 4 of Notes to Consolidated Financial Statements in Item 1 for a more in-depth discussion of the settlement agreement.

Refer to the “Environmental Matters” section later in MD&A for additional information regarding capital expenditures for emission control equipment.

Contractual Obligations and Commercial Commitments

During the six-month period ended June 30, 2007, there were no material changes outside the normal course of business in MidAmerican Energy’s and MidAmerican Funding’s contractual obligations and commercial commitments from the information provided in Item 7 of their Annual Report on Form 10-K for the year ended December 31, 2006, other than the issuance of $650 million of long-term debt on June 29, 2007 and the payment of $200 million of previously deferred construction payments.

Debt Issuance

On June 29, 2007, MidAmerican Energy issued $400 million of 5.65% Senior Notes due July 15, 2012, and $250 million of 5.95% Senior Notes due July 15, 2017. The proceeds are being used by MidAmerican Energy to pay construction costs of its interest in WSEC Unit 4 and its wind projects in Iowa, to repay short-term indebtedness and for general corporate purposes.

Debt Authorizations and Credit Facilities

MidAmerican Energy has authority from the FERC to issue through April 14, 2009, short-term debt in the form of commercial paper and bank notes aggregating $800 million. MidAmerican Energy currently has in place a $500 million revolving credit facility, expiring July 6, 2012, that supports its $380 million commercial paper program and its variable rate pollution control revenue obligations.

MidAmerican Energy currently has an effective registration statement with the SEC to issue up to $680 million of additional long-term securities. It also has authorization from the FERC to issue additional long-term securities totaling up to $700 million through May 14, 2009. Additionally, regarding annual and multiple year capital projects, MidAmerican Energy has authorizations, expiring May 2, 2009, and May 2, 2011, respectively, from the Illinois Commerce Commission (“ICC”) to issue up to an aggregate of $631 million of long-term debt securities. On July 11, 2007, MidAmerican Energy received authorization from the ICC to refinance approximately $57 million of pollution control revenue bonds issued in 1993.

In conjunction with the March 1999 merger, MidAmerican Energy committed to the IUB to use commercially reasonable efforts to maintain an investment grade rating on its long-term debt and to maintain its common equity level above 42% of total capitalization unless circumstances beyond its control result in the common equity level decreasing to below 39% of total capitalization. MidAmerican Energy must seek the approval of the IUB of a reasonable utility capital structure if MidAmerican Energy’s common equity level decreases below 42% of total capitalization, unless the decrease is beyond the control of MidAmerican Energy. MidAmerican Energy is also required to seek the approval of the IUB if MidAmerican Energy’s equity level decreases to below 39%, even if the decrease is due to circumstances beyond the control of MidAmerican Energy. If MidAmerican Energy’s common equity level were to drop below the required thresholds, MidAmerican Energy’s ability to issue debt could be restricted. As of June 30, 2007, MidAmerican Energy’s common equity ratio was 53.1% computed on a basis consistent with its commitment.

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

Credit Ratings Risks

As of June 30, 2007, MidAmerican Energy’s senior unsecured debt credit ratings were as follows: Fitch Ratings, “A/stable;” Moody’s Investor Service, “A2/stable;” and Standard and Poor’s, “A-/stable.”

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

In conjunction with its risk management activities, MidAmerican Energy must meet credit quality standards as required by counterparties. In accordance with industry practice, master agreements that govern MidAmerican Energy’s energy supply and marketing activities either specifically require it to maintain investment grade credit ratings or provide the right for counterparties to demand “adequate assurances” in the event of a material adverse change in MidAmerican Energy’s creditworthiness. If one or more of MidAmerican Energy’s credit ratings decline below investment grade, MidAmerican Energy may be required to post cash collateral, letters of credit or other similar credit support to facilitate ongoing wholesale energy supply and marketing activities. As of June 30, 2007, MidAmerican Energy’s estimated potential collateral requirements totaled approximately $189 million. MidAmerican Energy’s potential collateral requirements could fluctuate considerably due to seasonality, market price volatility, and a loss of key MidAmerican Energy generating facilities or other related factors.

Utility Regulatory Matters

Rate Matters

Under a series of electric settlement agreements between MidAmerican Energy, the Iowa Office of Consumer Advocate (“OCA”) and other intervenors approved by the IUB, MidAmerican Energy has agreed not to seek a general increase in electric base rates to become effective prior to January 1, 2014, unless its Iowa jurisdictional electric return on equity in any year covered by the applicable agreement falls below 10%, computed as prescribed in each respective agreement. As a party to the settlement agreements, the OCA has agreed not to seek any decrease in MidAmerican Energy’s Iowa electric base rates to become effective prior to January 1, 2014. Refer to Note 4 of MidAmerican Energy’s Notes to Consolidated Financial Statements in Item 1 for further discussion of these rate matters.

In an order issued September 27, 2004, the IUB required MidAmerican Energy to file various plans to fully equalize and consolidate its class zonal electric rates by the end of each of the years 2007 through 2010. On October 18, 2004, MidAmerican Energy filed a motion for reconsideration opposing full rate equalization and proposing a series of rate reductions. On March 21, 2005, the IUB required MidAmerican Energy to file additional information about potential rate changes concerning phased equalization or consolidation of existing zonal rate differences that could have the effect of bringing rates together on a basis designed to have no impact on the overall revenues MidAmerican Energy receives from its Iowa electric customers. MidAmerican Energy filed the requested information on April 11, 2005. In the same proceeding, MidAmerican Energy has a pending plan to reduce rates for some residential customers by a total of approximately $7 million in the 2008-2009 time frame in addition to the reductions to be offset by cost decreases related to existing contracts. The $7 million reduction in revenues may begin to be offset by a rate increase for other residential customers starting in 2011. On June 19, 2006, without ruling on revenue requirement issues, the IUB issued an order requiring MidAmerican Energy to hold informal workshops in 2007 and file a comprehensive class cost-of-service study and a revenue neutral rate equalization/rate consolidation plan by mid-2009. Refer to Note 4 of Notes to Consolidated Financial Statements in Item 1 for discussion of a recent settlement agreement and its impact on zonal rate equalization in Iowa.

Electric Market Developments

On July 13, 2004, the FERC issued an order requiring MidAmerican Energy to conduct a study to determine whether MidAmerican Energy or its affiliates possess generation market power. MidAmerican Energy is being required to show the absence of generation market power in order to be allowed to continue to sell wholesale electric power at market-based rates. The FERC order is intended to have MidAmerican Energy conform to what has become the FERC’s general practice for utilities given authorization to make wholesale market-based sales. Under this general practice, utilities authorized to make market-based electric sales must submit a new market power study to the FERC every three years. MidAmerican Energy filed the required study on October 29, 2004. On June 1, 2005, the FERC issued an order setting for investigation the reasonableness of MidAmerican Energy’s market-based rates within its control area. The order also terminated the previously established November 1, 2004, refund date and instead required that market-based sales made by MidAmerican Energy within its control area beginning August 7, 2005, be subject to refund until the matter is resolved. The FERC also required MidAmerican Energy to file additional information by July 1, 2005, and August 1, 2005. In its August 1, 2005 filing, MidAmerican Energy filed a proposed cost-based sales tariff (“CBST”) applicable to sales made within its control area to replace its market-based sales tariff. On March 17, 2006, the FERC issued an order (“March 17 Order”) accepting MidAmerican Energy’s commitment not to make sales using market-based rates in its control area but rejected the proposed applicable tariff language. The FERC directed MidAmerican Energy to file revised tariff language by April 17, 2006. MidAmerican Energy made such filing together with a request for clarification, or in the alternative, rehearing (“Request for Clarification”) of the March 17 Order. On November 9, 2006, the FERC approved a settlement agreement among MidAmerican Energy and the other parties to the proceeding for rates to be charged under the CBST and ordered that refunds be paid to customers within 30 days for certain sales transactions in the control area on or after August 7, 2005. MidAmerican Energy timely made the refunds of an immaterial amount. Any actual remaining refund will depend upon the FERC’s ruling on the Request for Clarification and the applicability of the CBST to certain sales made within the control area for delivery outside the control area. MidAmerican Energy estimates that its maximum potential refund obligation is $5 million for the period August 7, 2005 through June 30, 2007, and has recorded a liability for that amount. On June 21, 2007, the FERC issued Order 697 addressing electric wholesale market-based sales for the utility industry. MidAmerican Energy had previously made changes to its wholesale sales practices that it believes substantially comply with the requirements of Order 697.

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

As a result of increased attention to climate change in the United States, numerous bills have been introduced in the current session of the United States Congress that would reduce greenhouse gas emissions in the United States. Congressional leadership has made climate change legislation a priority, and many congressional observers expect to see the passage of climate change legislation within the next several years. In addition, nongovernmental organizations have become more active in initiating citizen suits under existing environmental and other laws. In April 2007, a United States Supreme Court decision concluded that the EPA has the authority under the Clean Air Act to regulate emissions of greenhouse gases from motor vehicles. In addition, pending cases that address the potential public nuisance from greenhouse gas emissions from electricity generators and the EPA’s failure to regulate greenhouse gas emissions from new and existing coal-fired plants are expected to become active. Furthermore, while debate continues at the national level over the direction of domestic climate policy, several states have developed state-specific laws or regional legislative initiatives to reduce greenhouse gas emissions, including California and several Northeastern states, and individual state actions to regulate greenhouse gas emissions are likely to increase. The impact of any pending judicial proceedings and any pending or enacted federal and state climate change legislation and regulation cannot be determined at this time; however, adoption of stringent limits on greenhouse gas emissions could significantly impact MidAmerican Energy’s current and future fossil-fueled facilities, and, therefore, its financial results.

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

For a discussion of MidAmerican Energy’s and MidAmerican Funding’s critical accounting policies, see Item 7 of their Annual Report on Form 10-K for the year ended December 31, 2006. MidAmerican Energy’s and MidAmerican Funding’s critical accounting policies have not changed materially since December 31, 2006, other than the adoption of FIN 48.

Item 3.                 Quantitative and Qualitative Disclosures About Market Risk.

Refer to Note 3 of Notes to Consolidated Financial Statements in Item 1 for disclosure of MidAmerican Energy’s derivative positions as of June 30, 2007 and December 31, 2006. For quantitative and qualitative disclosures about market risk affecting MidAmerican Energy and MidAmerican Funding, see Item 7A of their Annual Report on Form 10-K for the year ended December 31, 2006. MidAmerican Energy’s and MidAmerican Funding’s exposure to market risk and their management of such risk has not changed materially since December 31, 2006.

Item 4.                 Controls and Procedures.

Under the supervision and with the participation of MidAmerican Funding’s and MidAmerican Energy’s management, including the respective persons acting as chief executive officer and chief financial officer, each company performed evaluations regarding the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2007. Based on those evaluations, MidAmerican Funding’s and MidAmerican Energy’s management, including the respective persons acting as chief executive officer and chief financial officer, concluded that its disclosure controls and procedures were effective. There have been no changes during the quarter covered by this report in MidAmerican Funding’s or MidAmerican Energy’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II – OTHER INFORMATION

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

All of the wrongful death, personal injury and property damage claims arising from this incident have been settled by CenterPoint. MidAmerican Energy’s exposure, if any, to these settlements is covered under its liability insurance to which a $2 million retention applies.

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

Other than the litigation described above, MidAmerican Funding and its subsidiaries currently have no material legal proceedings. Information on MidAmerican Energy’s environmental matters is included in the “Environmental Matters” section of MD&A in Item 2. Information regarding MidAmerican Energy’s regulatory matters is included in the “Utility Regulatory Matters” section of MD&A in Item 2.

Item 1A.   Risk Factors.

There has been no material change to MidAmerican Funding’s or MidAmerican Energy’s risk factors from those disclosed in Item 1A of their Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

The exhibits listed on the accompanying Exhibit Index are filed as a part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDAMERICAN FUNDING, LLC
MIDAMERICAN ENERGY COMPANY
(Registrants)

Date: August 3, 2007	/s/ Thomas B. Specketer
Thomas B. Specketer
Vice President and Controller
of MidAmerican Funding, LLC
and MidAmerican Energy Company
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.                      Description

MidAmerican Energy

15	Awareness Letter of Independent Registered Public Accounting Firm

31.1	Chief executive officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief financial officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief executive officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief financial officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

MidAmerican Funding

31.3	Chief executive officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Chief financial officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.3	Chief executive officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4	Chief financial officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

MidAmerican Energy and MidAmerican Funding

10.1	Stipulation and Agreement Dated March 23, 2007, in Regard to MidAmerican Energy Ratemaking Principles for “Wind IV Iowa Projects,” approved by the Iowa Utilities Board on July 27, 2007.