Form 10-Q
period 2007-09-30
MIDAMERICAN ENERGY CO; MIDAMERICAN FUNDING LLC
filed 2007-11-02
CIK 928576, 1098296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

or

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
Yes  ☐                      No  ☒

As of October 31, 2007, all of the member’s equity of MidAmerican Funding, LLC was held by its parent company, MidAmerican Energy Holdings Company.

As of October 31, 2007, all 70,980,203 outstanding shares of MidAmerican Energy Company’s voting stock were held by its parent company, MHC Inc., a direct, wholly owned subsidiary of MidAmerican Funding, LLC.

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
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Energy Company and subsidiary (the “Company”) as of September 30, 2007, and the related consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2007 and 2006, and of cash flows for the nine-month periods ended September 30, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and consolidated statement of capitalization of MidAmerican Energy Company and subsidiary as of December 31, 2006, and the related consolidated statements of operations, comprehensive income, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated February 27, 2007, we expressed an unqualified opinion on those consolidated financial statements, which included an explanatory paragraph related to the adoption of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R). In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Des Moines, Iowa
November 2, 2007

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In millions)

	As of
	September 30,	December 31,
	2007	2006
ASSETS
Utility Plant, Net
Electric	$6,833	$6,366
Gas	1,063	1,031
	7,896	7,397
Accumulated depreciation and amortization	(3,180)	(3,261)
	4,716	4,136
Construction work in progress	570	867
	5,286	5,003
Current Assets
Cash and cash equivalents	258	9
Short-term investments	40	15
Receivables, net	421	394
Inventories	124	113
Other	41	163
	884	694

Investments and Nonregulated Property, Net	437	410
Regulatory Assets	258	273
Other Assets	111	130
Total Assets	$6,976	$6,510

CAPITALIZATION AND LIABILITIES

Capitalization
Common shareholder’s equity	$2,234	$1,951
MidAmerican Energy preferred securities	30	30
Long-term debt, excluding current portion	2,469	1,819
	4,733	3,800
Current Liabilities
Current portion of long-term debt	-	2
Accounts payable	274	498
Taxes accrued	86	99
Interest accrued	38	33
Other	111	171
	509	803
Other Liabilities
Deferred income taxes	481	471
Investment tax credits	38	41
Asset retirement obligations	178	173
Regulatory liabilities	785	989
Other	252	233
	1,734	1,907
Total Capitalization and Liabilities	$6,976	$6,510

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In millions)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Operating Revenues
Regulated electric	$537	$494	$1,484	$1,370
Regulated gas	146	153	854	778
Nonregulated	299	119	849	419
	982	766	3,187	2,567

Operating Expenses
Regulated:
Cost of fuel, energy and capacity	184	199	557	517
Cost of gas sold	110	113	684	619
Other operating expenses	105	101	305	288
Maintenance	44	34	129	105
Depreciation and amortization	70	58	215	219
Property and other taxes	22	24	72	73
	535	529	1,962	1,821
Nonregulated:
Cost of sales	272	104	783	392
Other	4	4	13	11
	276	108	796	403
Total operating expenses	811	637	2,758	2,224

Operating Income	171	129	429	343

Non-Operating Income
Interest and dividend income	5	1	7	6
Allowance for equity funds	9	10	31	25
Other income	3	3	7	6
Other expense	-	-	(2)	(2)
	17	14	43	35
Fixed Charges
Interest on long-term debt	35	21	87	68
Other interest expense	1	3	8	8
Allowance for borrowed funds	(3)	(4)	(14)	(11)
	33	20	81	65

Income Before Income Taxes	155	123	391	313
Income Taxes	45	39	115	96
Net Income	110	84	276	217
Preferred Dividends	-	-	1	1

Earnings on Common Stock	$110	$84	$275	$216

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Earnings on Common Stock	$110	$84	$275	$216

Other Comprehensive Income (Loss)
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) during period -
Before income taxes	(1)	(7)	16	(7)
Income tax (expense) benefit	1	3	(6)	3
	-	(4)	10	(4)
Less realized gains reflected in earnings on common stock during period -
Before income taxes	1	-	1	-
Income tax expense	-	-	-	-
	1	-	1	-

Other comprehensive income (loss)	(1)	(4)	9	(4)

Comprehensive Income	$109	$80	$284	$212

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Nine Months
	Ended September 30,
	2007	2006

Net Cash Flows From Operating Activities
Net income	$276	$217
Adjustments to reconcile net income to net cash provided:
Depreciation and amortization	215	220
Deferred income taxes and investment tax credit, net	13	(3)
Amortization of other assets and liabilities	21	19
Impact of changes in working capital -
Receivables, net	(28)	172
Inventories	(10)	(15)
Accounts payable	17	(125)
Taxes accrued	6	15
Other current assets and liabilities	10	33
Other, net	(9)	(13)
Net cash provided by operating activities	511	520

Net Cash Flows From Investing Activities
Utility construction expenditures	(879)	(514)
Purchases of available-for-sale securities	(477)	(518)
Proceeds from sales of available-for-sale securities	442	534
Other, net	8	8
Net cash used in investing activities	(906)	(490)

Net Cash Flows From Financing Activities
Dividends paid	(1)	(1)
Issuance of long-term debt, net of issuance cost	646	-
Retirement of long-term debt	(1)	(160)
Net increase in notes payable	-	70
Other	-	(6)
Net cash provided by (used in) financing activities	644	(97)

Net Increase (Decrease) in Cash and Cash Equivalents	249	(67)
Cash and Cash Equivalents at Beginning of Period	9	71
Cash and Cash Equivalents at End of Period	$258	$4

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	General

MidAmerican Energy Company (“MidAmerican Energy”) is a public utility with electric and natural gas operations and is the principal subsidiary of MHC Inc. (“MHC”). MHC is a holding company that conducts no business other than the ownership of its subsidiaries, and it has the following nonregulated subsidiaries: InterCoast Capital Company, MidAmerican Services Company, Midwest Capital Group, Inc. and MEC Construction Services Co. MHC is the direct wholly owned subsidiary of MidAmerican Funding, LLC (“MidAmerican Funding”), which is an Iowa limited liability company with MidAmerican Energy Holdings Company (“MidAmerican Energy Holdings”) as its sole member. MidAmerican Energy Holdings is a consolidated subsidiary of Berkshire Hathaway Inc.

The accompanying unaudited Consolidated Financial Statements have been prepared by MidAmerican Energy in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, they do not include all of the disclosures required for annual financial statements. In the opinion of MidAmerican Energy, all adjustments, consisting of normal recurring adjustments, have been made to present fairly its financial position, results of operations and changes in cash flows for the periods presented. Although MidAmerican Energy believes that the disclosures contained herein are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the Consolidated Financial Statements and the notes thereto included in MidAmerican Energy’s latest Annual Report on Form 10-K.

The accompanying unaudited Consolidated Financial Statements include the accounts of MidAmerican Energy and the subsidiary in which it holds a controlling financial interest. All intercompany accounts and transactions have been eliminated, other than those between rate-regulated operations.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in MidAmerican Energy’s Annual Report on Form 10-K for the year ended December 31, 2006, describes the most significant accounting estimates and policies used in the preparation of the Consolidated Financial Statements. There have been no significant changes in MidAmerican Energy’s assumptions regarding significant accounting policies during the first nine months of 2007, except as described in Note 2.

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

As of January 1, 2007, MidAmerican Energy had $25 million of unrecognized tax benefits. Of this amount, MidAmerican Energy recognized a net increase in the liability for unrecognized tax benefits of $11 million as a cumulative effect of adopting FIN 48, which was offset by reductions in beginning retained earnings of $1 million and deferred income tax liabilities of $9 million and an increase in regulatory assets of $1 million in the Consolidated Balance Sheet. The remaining $14 million had been previously accrued under Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” or SFAS No. 109, “Accounting for Income Taxes.” Unrecognized tax benefits are included in other liabilities – other in the Consolidated Balance Sheet.

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

MidAmerican Energy’s ultimate parent company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The U.S. Internal Revenue Service has closed its examination of income tax returns that include MidAmerican Energy through 2003. In addition, open tax years related to a number of state jurisdictions remain subject to examination. During the nine-month period ended September 30, 2007, there were no material changes to the liability for uncertain tax positions.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option may only be made at initial recognition of the asset or liability or upon a re-measurement event that gives rise to new-basis accounting. The decision about whether to elect the fair value option is applied on an instrument-by-instrument basis, is irrevocable and is applied only to an entire instrument and not only to specified risks, cash flows or portions of that instrument. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. MidAmerican Energy and MidAmerican Funding do not anticipate electing the fair value option for any existing eligible items. However, each will continue to evaluate items on a case by case basis for consideration of the fair value option.

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

The following table summarizes the various derivative mark-to-market positions included in the Consolidated Balance Sheet as of September 30, 2007 (in millions):

					Accumulated
				Regulatory	Other
	Derivative Net Assets (Liabilities)			Net Assets	Comprehensive
	Assets	Liabilities	Net	(Liabilities)	Loss (1)

Regulated electric	$16	$(5)	$11	$(11)	$-
Regulated gas	1	(21)	(20)	20	-
Nonregulated	17	(22)	(5)	-	5
Total	$34	$(48)	$(14)	$9	$5

Current	$26	$(44)	$(18)
Non-current	8	(4)	4
Total	$34	$(48)	$(14)

(1)	Before income taxes.

The following table summarizes the various derivative mark-to-market positions included in the Consolidated Balance Sheet as of December 31, 2006 (in millions):

					Accumulated
				Regulatory	Other
	Derivative Net Assets (Liabilities)			Net Assets	Comprehensive
	Assets	Liabilities	Net	(Liabilities)	Loss (1)

Regulated electric	$36	$(14)	$22	$(22)	$-
Regulated gas	2	(45)	(43)	36	-
Nonregulated	35	(56)	(21)	-	20
Total	$73	$(115)	$(42)	$14	$20

Current	$67	$(109)	$(42)
Non-current	6	(6)	-
Total	$73	$(115)	$(42)

(1)	Before income taxes.

(4)	Rate Matters

The Iowa Utilities Board (“IUB”) has approved a series of settlement agreements between MidAmerican Energy, the Iowa Office of Consumer Advocate (“OCA”) and other intervenors, under which MidAmerican Energy has agreed not to seek a general increase in electric base rates to become effective prior to January 1, 2014, unless its Iowa jurisdictional electric return on equity for any year covered by the applicable agreement falls below 10%, computed as prescribed in each respective agreement. Prior to filing for a general increase in electric rates, MidAmerican Energy is required to conduct 30 days of good faith negotiations with the signatories to the settlement agreements to attempt to avoid a general increase in such rates. As a party to the settlement agreements, the OCA has agreed not to request or support any decrease in MidAmerican Energy’s Iowa electric base rates to become effective prior to January 1, 2014. The settlement agreements specifically allow the IUB to approve or order electric rate design or cost of service rate changes that could result in changes to rates for specific customers as long as such changes do not result in an overall increase in revenues for MidAmerican Energy.

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

		Range of
		Iowa Electric	Customers’
		Return on	Share of
Date Approved	Years	Equity Subject	Revenues	Method to be Used to
by the IUB	Covered	to Sharing	Within Range	Settle Liability to Customers

December 21, 2001	2001 - 2005	12% - 14%	50%	Credits against the cost of new generation plant in Iowa
		Above 14%	83.33%
October 17, 2003	2006 - 2010	11.75% - 13%	40%	Credits against the cost of new generation plant in Iowa
		13% - 14%	50%
		Above 14%	83.3%

January 31, 2005	2011	Same as 2006 - 2010	Credits to customer bills in 2012
April 18, 2006	2012	Same as 2006 - 2010	Credits to customer bills in 2013
July 27, 2007	2013	Same as 2006 - 2010 (1)	Credits against the cost of wind-powered generation projects covered by this agreement

(1)
If a rate case is filed pursuant to the 10% threshold, as discussed above, the revenue sharing arrangement for 2013 is changed such that the amount to be shared with customers will be 83.3% of  revenues associated with Iowa operating income in excess of electric returns on equity allowed by the IUB as a result of the rate case.

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

The regulatory liabilities created by the settlement agreements have been and are currently recorded as a regulatory charge in depreciation and amortization expense when the liability is accrued. As a result of the credits applied to generating plant balances when the related plant is placed in service, depreciation expense is reduced over the life of the plant. On June 1, 2007, WSEC Unit 4 was placed in service. Accordingly, the January 1, 2007 balance of the revenue sharing liability, plus the related interest accrued in 2007, was applied against the cost of WSEC Unit 4 in utility plant in service.

The change in the balance of the regulatory liability is summarized as follows (in millions):

Balance, January 1, 2007	$259
Current year revenue sharing	29
Interest costs	5
Amounts applied to utility plant in service	(264)
Balance, September 30, 2007	$29

(5)	Employee Benefit Plans

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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Pension
Service cost	$8	$7	$20	$19
Interest cost	10	10	29	29
Expected return on plan assets	(12)	(10)	(32)	(29)
Net amortization	1	1	3	3
Net periodic benefit cost	$7	$8	$20	$22

Other Postretirement
Service cost	$1	$2	$5	$5
Interest cost	2	4	11	11
Expected return on plan assets	(2)	(3)	(11)	(8)
Net amortization	1	1	2	3
Net periodic benefit cost	$2	$4	$7	$11

MidAmerican Energy expects to contribute $6 million and $12 million in 2007 to its pension and other postretirement plans, respectively. As of September 30, 2007, $5 million and $12 million of contributions had been made to the pension and other postretirement plans, respectively.

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

The following tables provide information on a reportable operating segment basis (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Segment Profit Information
Operating revenues:
Regulated electric	$537	$494	$1,484	$1,370
Regulated gas	146	153	854	778
Nonregulated and other	299	119	849	419
Total	$982	$766	$3,187	$2,567

Operating income:
Regulated electric	$157	$126	$346	$308
Regulated gas	(7)	(6)	35	24
Nonregulated and other	21	9	48	11
Total	$171	$129	$429	$343

Earnings on common stock:
Regulated electric	$103	$84	$231	$197
Regulated gas	(5)	(6)	17	11
Nonregulated and other	12	6	27	8
Total	$110	$84	$275	$216

	As of
	September 30,	December 31,
	2007	2006
Segment Asset Information
Total assets:
Regulated electric	$5,918	$5,485
Regulated gas	867	923
Nonregulated and other	191	102
Total	$6,976	$6,510

(7)	Walter Scott, Jr. Energy Center

WSEC Unit 4, a 790-megawatt (“MW”) (accredited capacity) supercritical, coal-fired generating plant, began commercial operation on June 1, 2007. MidAmerican Energy operates the plant and holds an undivided ownership interest of 59.66%, or approximately 471 MW, as a tenant in common with the other owners of the plant. MidAmerican Energy accounts for, and provided financing for, its proportional share of the plant. Operating costs of WSEC Unit 4 are assigned to joint owners based on ownership percentage or energy produced, depending on the nature of the cost, and MidAmerican Energy’s share of those costs is included in operating expenses on the Consolidated Statements of Operations.

In conjunction with WSEC Unit 4 being placed in service, certain Consolidated Balance Sheet classifications were impacted, the most significant of which was the transfer of $710 million from construction work in progress to electric utility plant. Additionally, as discussed in Note 4, $264 million was transferred from the revenue sharing regulatory liability to electric utility plant in accordance with the related Iowa regulatory settlement agreements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Member
MidAmerican Funding, LLC
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Funding, LLC and subsidiaries (the “Company”) as of September 30, 2007, and the related consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2007 and 2006, and of cash flows for the nine-month periods ended September 30, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and consolidated statement of capitalization of MidAmerican Funding, LLC and subsidiaries as of December 31, 2006, and the related consolidated statements of operations, comprehensive income, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated February 27, 2007, we expressed an unqualified opinion on those consolidated financial statements, which included an explanatory paragraph related to the adoption of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R). In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Des Moines, Iowa
November 2, 2007

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In millions)

	As of
	September 30,	December 31,
	2007	2006
ASSETS
Utility Plant, Net
Electric	$6,833	$6,366
Gas	1,063	1,031
	7,896	7,397
Accumulated depreciation and amortization	(3,180)	(3,261)
	4,716	4,136
Construction work in progress	570	867
	5,286	5,003
Current Assets
Cash and cash equivalents	259	9
Short-term investments	40	15
Receivables, net	427	391
Inventories	124	113
Other	42	163
	892	691

Investments and Nonregulated Property, Net	453	427
Goodwill	1,270	1,270
Regulatory Assets	258	273
Other Assets	110	130
Total Assets	$8,269	$7,794

CAPITALIZATION AND LIABILITIES
Capitalization
Member’s equity	$2,776	$2,514
MidAmerican Energy preferred securities	30	30
Long-term debt, excluding current portion	3,169	2,519
	5,975	5,063
Current Liabilities
Note payable to affiliate	39	3
Current portion of long-term debt	-	2
Accounts payable	274	493
Taxes accrued	86	98
Interest accrued	43	48
Other	111	172
	553	816
Other Liabilities
Deferred income taxes	472	468
Investment tax credits	38	41
Asset retirement obligations	178	173
Regulatory liabilities	785	989
Other	268	244
	1,741	1,915
Total Capitalization and Liabilities	$8,269	$7,794

The accompanying notes are an integral part of these financial statements

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In millions)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Operating Revenues
Regulated electric	$537	$494	$1,484	$1,370
Regulated gas	146	153	854	778
Nonregulated	302	120	855	422
	985	767	3,193	2,570

Operating Expenses
Regulated:
Cost of fuel, energy and capacity	184	199	557	517
Cost of gas sold	110	113	684	619
Other operating expenses	105	101	305	288
Maintenance	44	34	129	105
Depreciation and amortization	70	58	215	219
Property and other taxes	22	24	72	73
	535	529	1,962	1,821
Nonregulated:
Cost of sales	272	104	784	393
Other	7	4	18	13
	279	108	802	406
Total operating expenses	814	637	2,764	2,227

Operating Income	171	130	429	343

Non-Operating Income
Interest and dividend income	5	1	7	6
Allowance for equity funds	9	10	31	25
Other income	3	4	8	53
Other expense	-	(1)	(2)	(7)
	17	14	44	77

Fixed Charges
Interest on long-term debt	47	32	122	103
Other interest expense	1	4	9	10
Preferred dividends of subsidiaries	-	-	1	1
Allowance for borrowed funds	(3)	(4)	(14)	(11)
	45	32	118	103

Income Before Income Taxes	143	112	355	317
Income Taxes	39	33	100	94

Net Income	$104	$79	$255	$223

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Net Income	$104	$79	$255	$223

Other Comprehensive Income (Loss)
Unrealized gains on available-for-sale securities:
Unrealized gains during period -
Before income taxes	-	-	-	32
Income tax expense	-	-	-	(11)
	-	-	-	21
Less realized gains reflected in net income during period -
Before income taxes	-	-	-	32
Income tax expense	-	-	-	(11)
	-	-	-	21
Net unrealized gains	-	-	-	-

Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) during period -
Before income taxes	(1)	(7)	16	(7)
Income tax (expense) benefit	1	3	(6)	3
	-	(4)	10	(4)
Less realized gains reflected in net income during period -
Before income taxes	1	-	1	-
Income tax expense	-	-	-	-
	1	-	1	-
Net unrealized gains (losses)	(1)	(4)	9	(4)

Other comprehensive income (loss)	(1)	(4)	9	(4)

Comprehensive Income	$103	$75	$264	$219

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Nine Months
	Ended September 30,
	2007	2006

Net Cash Flows From Operating Activities
Net income	$255	$223
Adjustments to reconcile net income to net cash provided:
Depreciation and amortization	215	220
Deferred income taxes and investment tax credit, net	12	(2)
Amortization of other assets and liabilities	21	15
Gain on sale of securities, assets and other investments	-	(36)
Impact of changes in working capital -
Receivables, net	(36)	183
Inventories	(10)	(15)
Accounts payable	21	(132)
Taxes accrued	7	13
Other current assets and liabilities	(2)	21
Other, net	(7)	(12)
Net cash provided by operating activities	476	478

Net Cash Flows From Investing Activities
Utility construction expenditures	(879)	(514)
Purchases of available-for-sale securities	(477)	(518)
Proceeds from sales of available-for-sale securities	442	562
Proceeds from sales of assets and other investments	-	10
Other, net	7	7
Net cash used in investing activities	(907)	(453)

Net Cash Flows From Financing Activities
Issuance of long-term debt, net of issuance cost	646	-
Retirement of long-term debt	(1)	(160)
Net increase in note payable to affiliate	36	4
Net increase in notes payable	-	70
Other	-	(6)
Net cash provided by (used in) financing activities	681	(92)

Net Increase (Decrease) in Cash and Cash Equivalents	250	(67)
Cash and Cash Equivalents at Beginning of Period	9	71
Cash and Cash Equivalents at End of Period	$259	$4

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

The accompanying unaudited Consolidated Financial Statements have been prepared by MidAmerican Funding in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, they do not include all of the disclosures required for annual financial statements. In the opinion of MidAmerican Funding, all adjustments, consisting of normal recurring adjustments, have been made to present fairly its financial position, results of operations and changes in cash flows for the periods presented. Although MidAmerican Funding believes that the disclosures contained herein are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the Consolidated Financial Statements and the notes thereto included in MidAmerican Funding’s latest Annual Report on Form 10-K.

The accompanying unaudited Consolidated Financial Statements include the accounts of MidAmerican Funding and its subsidiaries in which it holds a controlling financial interest. All intercompany accounts and transactions have been eliminated, other than those between rate-regulated operations.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in MidAmerican Funding’s Annual Report on Form 10-K for the year ended December 31, 2006, describes the most significant accounting estimates and policies used in the preparation of the Consolidated Financial Statements. There have been no significant changes in MidAmerican Funding’s assumptions regarding significant accounting policies during the first nine months of 2007, except as described in Note 2.

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

As of January 1, 2007, MidAmerican Funding had $33 million of unrecognized tax benefits. Of this amount, MidAmerican Funding recognized a net increase in the liability for unrecognized tax benefits of $16 million as a cumulative effect of adopting FIN 48, which was offset by reductions in beginning retained earnings of $2 million and deferred income tax liabilities of $13 million and an increase in regulatory assets of $1 million in the Consolidated Balance Sheet. The remaining $17 million had been previously accrued under Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” or SFAS No. 109, “Accounting for Income Taxes.” Unrecognized tax benefits are included in other liabilities – other in the Consolidated Balance Sheet.

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

MidAmerican Funding’s ultimate parent company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The U.S. Internal Revenue Service has closed its examination of income tax returns that include MidAmerican Funding through 2003. In addition, open tax years related to a number of state jurisdictions remain subject to examination. During the nine-month period ended September 30, 2007, there were no material changes to the liability for uncertain tax positions.

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

The following tables provide information on a reportable operating segment basis (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Segment Profit Information
Operating revenues:
Regulated electric	$537	$494	$1,484	$1,370
Regulated gas	146	153	854	778
Nonregulated and other	302	120	855	422
Total	$985	$767	$3,193	$2,570

Operating income:
Regulated electric	$157	$126	$346	$308
Regulated gas	(7)	(6)	35	24
Nonregulated and other	21	10	48	11
Total	$171	$130	$429	$343

Net income:
Regulated electric	$103	$84	$231	$197
Regulated gas	(5)	(6)	17	11
Nonregulated and other	6	1	7	15
Total	$104	$79	$255	$223

	As of
	September 30,	December 31,
	2007	2006
Segment Asset Information
Total assets (a):
Regulated electric	$7,109	$6,676
Regulated gas	946	1,002
Nonregulated and other	214	116
Total	$8,269	$7,794

(a)	Total assets by operating segment reflect the assignment of goodwill to applicable reporting units in accordance with GAAP.

(7)	Walter Scott, Jr. Energy Center

Refer to Note 7 of MidAmerican Energy’s Notes to Consolidated Financial Statements for information regarding the Walter Scott, Jr. Energy Center.

(8)	Long-Term Debt

Refer to Note 8 of MidAmerican Energy’s Notes to Consolidated Financial Statements for information regarding MidAmerican Funding’s long-term debt.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Executive Summary

MidAmerican Energy’s earnings on common stock improved $59 million to $275 million for the first nine months of 2007 compared to $216 million for the first nine months of 2006. MidAmerican Funding’s net income increased $32 million to $255 million for the first nine months of 2007 compared to $223 million for the first nine months of 2006.

The following significant events and changes, as discussed in more detail herein, highlight some of the factors that had an effect on MidAmerican Energy’s and MidAmerican Funding’s financial results:

•
MidAmerican Energy’s third quarter 2007 regulated electric gross margin increased $58 million compared to 2006 due to improved margins on wholesale sales and greater electric retail sales volumes. MidAmerican Energy’s nonregulated gross margin increased $12 million compared to the third quarter of 2006 due to a substantial increase in nonregulated electric sales volumes and improved margins per unit.

•
In February 2007, MidAmerican Energy’s electric distribution and transmission systems sustained extensive damage from several winter storms. Capital expenditures for restoration of facilities damaged by the storms totaled approximately $28 million. Additionally, MidAmerican Energy incurred $11 million of maintenance expense in the first quarter for storm restoration.

•
On June 1, 2007, Walter Scott, Jr. Energy Center Unit No. 4 (“WSEC Unit 4”), formerly Council Bluffs Energy Center Unit No. 4, began commercial operation. The unit is a 790-megawatt (“MW”) (accredited capacity) supercritical, coal-fired generation plant operated by MidAmerican Energy. MidAmerican Energy owns 59.66% of the plant as a tenant in common with other owners of the plant and has invested $835 million in the plant.

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

Results of Operations for the Three Months Ended September 30, 2007 and 2006

Regulated Electric Gross Margin

	Three Months
	Ended September 30,
	2007	2006
Gross margin (in millions):
Operating revenues	$537	$494
Less cost of fuel, energy and capacity	184	199
Electric gross margin	$353	$295

Sales (Gigawatt hours (“GWh”)):
Retail	5,850	5,515
Wholesale	3,097	2,618
Total	8,947	8,133

Electric gross margin for the third quarter of 2007 increased $58 million compared to the third quarter of 2006 primarily due to a $41 million increase in gross margin on wholesale sales, which include sales of energy to other utilities, municipalities and marketers inside and outside of MidAmerican Energy’s balancing authority area. Electric wholesale gross margin increased $38 million as a result of improved average electric wholesale margins per megawatt hour sold, which was due to increased availability of low-cost energy principally resulting from the addition of WSEC Unit 4 generation. Wholesale sales volumes increased 18% resulting in a $3 million increase in wholesale gross margin compared to the third quarter of 2006.

Gross margin on electric retail sales increased $17 million compared to the third quarter of 2006 due primarily to a 6% increase in retail sales volumes. The effect of warmer temperature conditions, an increase in the average number of retail customers and electricity usage factors not dependent on weather, such as home size, technology changes and multiple appliances, contributed $12 million to the improvement in electric retail gross margin. A decrease in fuel costs related to retail electric sales improved retail gross margin by $5 million due in part to a decrease in the portion of energy requirements met with higher cost generation resources as a result of the availability of WSEC Unit 4 and new wind-powered generation.

Regulated Gas Gross Margin

	Three Months
	Ended September 30,
	2007	2006

Gross margin (in millions):
Operating revenues	$146	$153
Less cost of gas sold	110	113
Gas gross margin	$36	$40

Sales (000’s decatherms (“Dths”)):
Retail	5,536	6,323
Wholesale	11,222	11,494
Total	16,758	17,817

Regulated gas revenues include purchased gas adjustment clauses through which MidAmerican Energy is allowed to recover the cost of gas sold from its retail gas utility customers. Consequently, fluctuations in the cost of gas sold do not directly affect gross margin or net income because revenues reflect comparable fluctuations through the purchased gas adjustment clauses. Regulated gas revenues and cost of gas sold decreased $10 million due to the reduction in total sales volumes in the third quarter of 2007. Compared to the third quarter of 2006, MidAmerican Energy’s average per-unit cost of gas sold increased 3%, resulting in a $7 million increase in gas revenues and cost of gas sold for the third quarter of 2007.

The following table summarizes the variance in gas operating revenues based on the change in gas cost recoveries and margin components (in millions):

Three Months
Ended September 30,
2007 vs. 2006

Change in recoveries of cost of gas sold:
Average cost per unit	$7
Sales volumes	(10)
Total change in cost of gas sold	(3)
Change in margin:
Usage factors	(2)
Energy efficiency cost recovery	(2)
Total revenue variance	$(7)

Usage factors includes the effect of warmer temperatures compared to the third quarter of 2006, a 1% growth in the average number of gas retail customers, and influences on customer usage other than weather, such as technology, energy efficiency and economics. Changes in revenues from the recovery of energy efficiency program costs are substantially matched with corresponding changes in other operating expenses.

Regulated Operating Expenses

Other operating expenses increased $4 million for the third quarter of 2007 compared to the third quarter of 2006 due to increases of $3 million in fossil-fueled generation operation costs, due in part to WSEC Unit 4 beginning commercial operation in June 2007, and $2 million in gas distribution costs.

Maintenance expenses for the third quarter of 2007 increased $10 million compared to the third quarter of 2006 due to increases of $7 million in generation maintenance, resulting principally from the timing of plant maintenance and new wind-powered generation, and $2 million in electric distribution maintenance, due primarily to summer storms and related restoration costs.

Depreciation and amortization expense for the third quarter of 2007 increased $12 million compared to the third quarter of 2006 due to a $7 million increase in utility plant depreciation expense as a result of additional plant in service, including 99 MW (nameplate capacity) of wind-powered generating facilities placed in service in the fourth quarter of 2006 and WSEC Unit 4 on June 1, 2007. Additionally, regulatory expense related to a revenue sharing arrangement in Iowa increased $4 million as a result of higher Iowa electric equity returns. Refer to the “Utility Regulatory Matters” section for an explanation of the revenue sharing arrangement.

Nonregulated Gross Margin

	Three Months
	Ended September 30,
	2007	2006
	(In millions)
MidAmerican Energy -
Nonregulated operating revenues	$299	$119
Less nonregulated cost of sales	272	104
Nonregulated gross margin	$27	$15

MidAmerican Funding Consolidated -
Nonregulated operating revenues	$302	$120
Less nonregulated cost of sales	272	104
Nonregulated gross margin	$30	$16

Nonregulated revenues, cost of sales and gross margin for the third quarter of 2007 increased compared to the third quarter of 2006 due primarily to an increase in nonregulated electric sales volumes driven by a greater number of commercial and industrial customers being served by MidAmerican Energy in the Illinois market. Beginning January 1, 2007, the Illinois electricity market became fully competitive. Higher average prices and costs related to nonregulated electric sales also contributed to the increases. These increases were partially offset by the impact of a decrease in nonregulated gas sales volumes and average prices and costs.

Non-Operating Income

MidAmerican Energy’s non-operating income for the third quarter of 2007 increased $3 million compared to the third quarter of 2006 due to an increase in interest income resulting from greater temporary cash and short-term investments during the third quarter of 2007 compared to the third quarter of 2006.

Fixed Charges

The $14 million increase in MidAmerican Energy’s interest on long-term debt for the third quarter of 2007 compared to the third quarter of 2006 was primarily due to long-term debt issuances of $350 million in October 2006 and $650 million in June 2007.

Income Taxes

Federal law currently provides for federal production tax credits for energy produced by renewable electricity generation facilities, including wind-powered generation, for ten years after the in-service date. MidAmerican Energy’s income taxes for the third quarter of 2007 include $6 million of additional production tax credits compared to the third quarter of 2006 due to additional wind-powered generation.

State utility rate regulation in Iowa requires that the tax effect of certain timing differences be flowed through immediately to customers. Therefore, amounts that would otherwise have been recognized in income tax expense have been included as changes in regulatory assets. This flow-through treatment of such timing differences impacts the effective tax rates from year to year.

Results of Operations for the Nine Months Ended September 30, 2007 and 2006

Regulated Electric Gross Margin

	Nine Months
	Ended September 30,
	2007	2006
Gross margin (in millions):
Operating revenues	$1,484	$1,370
Less cost of fuel, energy and capacity	557	517
Electric gross margin	$927	$853

Sales (GWh):
Retail	15,906	15,111
Wholesale	9,489	8,357
Total	25,395	23,468

Electric gross margin for the first nine months of 2007 increased $74 million compared to the first nine months of 2006 principally due to a $50 million increase in gross margin on wholesale sales, which include sales of energy to other utilities, municipalities and marketers inside and outside of MidAmerican Energy’s balancing authority area. Electric wholesale gross margin increased $36 million compared to the first nine months of 2006 as a result of improved average electric wholesale margins per megawatt hour sold, which was due to increased availability of low-cost energy principally resulting from the addition of WSEC Unit 4 generation. The remaining $14 million increase in electric wholesale gross margin is attributable to a 14% increase in wholesale sales volumes compared to the first nine months of 2006 due to newly added wind-powered generation to supply retail customers, the addition of WSEC Unit 4 in June 2007 and greater regional wholesale market opportunities.

Gross margin on electric retail sales increased $24 million, with electric retail sales volumes increasing 5% compared to the first nine months of 2006. The effect of more extreme temperature conditions during the first nine months of 2007 compared to the first nine months of 2006, an increase in the average number of retail customers, and other retail usage factors, such as home size, technology changes and multiple appliances, contributed $27 million to the improvement in electric retail gross margin. An increase in fuel costs related to Iowa retail electric sales reduced electric retail gross margin by $10 million compared to the first nine months of 2006 due in part to an increase in the portion of energy requirements met with higher cost generation resources, particularly prior to the addition of WSEC Unit 4. Additionally, recoveries of energy efficiency program costs increased electric retail gross margin by $3 million compared to the first nine months of 2006. Changes in revenues from the recovery of energy efficiency program costs are substantially matched with corresponding changes in other operating expenses.

Regulated Gas Gross Margin

	Nine Months
	Ended September 30,
	2007	2006

Gross margin (in millions):
Operating revenues	$854	$778
Less cost of gas sold	684	619
Gas gross margin	$170	$159

Sales (000’s Dths):
Retail	53,100	46,266
Wholesale	34,892	34,811
Total	87,992	81,077

Regulated gas revenues include purchased gas adjustment clauses through which MidAmerican Energy is allowed to recover the cost of gas sold from its retail gas utility customers. Consequently, fluctuations in the cost of gas sold do not directly affect gross margin or net income because revenues reflect comparable fluctuations through the purchased gas adjustment clauses. Regulated gas revenues and cost of gas sold increased $59 million due to improved sales volumes for the first nine months of 2007. Compared to the first nine months of 2006, MidAmerican Energy’s average per-unit cost of gas sold increased 2%, resulting in a $6 million increase in gas revenues and cost of gas sold.

The following table summarizes the variance in gas operating revenues based on the change in gas cost recoveries and margin components (in millions):

Nine Months
Ended September 30,
2007 vs. 2006

Change in recoveries of cost of gas sold:
Sales volumes	$59
Average cost per unit	6
Total change in cost of gas sold	65
Change in margin:
Usage factors	10
Energy efficiency cost recovery	1
Total revenue variance	$76

Usage factors includes the effect of colder temperature conditions in the first quarter of 2007 compared to the same period in 2006, a 1% increase in the average number of gas retail customers, and influences other than weather on customer usage, such as technology, energy efficiency and economics. Changes in revenues from the recovery of energy efficiency program costs are substantially matched with corresponding changes in other operating expenses.

Regulated Operating Expenses

Other operating expenses increased $17 million for the first nine months of 2007 compared to the first nine months of 2006 due largely to a $4 million increase in energy efficiency program costs, a $3 million increase in gas distribution costs, and increases of $4 million and $3 million in fossil-fueled and nuclear generation operation costs, respectively. The increase in fossil-fueled generation operation costs is primarily attributable to WSEC Unit 4, which was placed in service on June 1, 2007. Changes in energy efficiency program costs are substantially matched by changes in related electric and gas revenues. Additionally, compared to the first nine months of 2006, information technology, transmission, electric distribution and a number of other operating costs each experienced less significant increases. These increases were partially offset by a $5 million decrease in pension and postretirement costs compared to the first nine months of 2006.

Maintenance expenses for the first nine months of 2007 increased $24 million compared to the first nine months of 2006 due principally to $13 million of costs incurred for restoration of facilities damaged by storms, primarily in February 2007. Additionally, fossil-fueled generation maintenance increased $5 million and other power generation maintenance costs increased $4 million due to additional wind-powered generation facilities.

Depreciation and amortization expense for the first nine months of 2007 decreased $4 million compared to the first nine months of 2006 due to a $16 million decrease in regulatory expense related to a revenue sharing arrangement in Iowa as a result of lower Iowa electric equity returns. Refer to the “Utility Regulatory Matters” section for an explanation of the revenue sharing arrangement. Partially offsetting this decrease was higher utility plant depreciation expense due to additional plant in service, including wind-powered generating facilities placed in service in the fourth quarter of 2006 and WSEC Unit 4 on June 1, 2007.

Nonregulated Gross Margin

	Nine Months
	Ended September 30,
	2007	2006
	(In millions)
MidAmerican Energy -
Nonregulated operating revenues	$849	$419
Less nonregulated cost of sales	783	392
Nonregulated gross margin	$66	$27

MidAmerican Funding Consolidated -
Nonregulated operating revenues	$855	$422
Less nonregulated cost of sales	784	393
Nonregulated gross margin	$71	$29

Nonregulated revenues, cost of sales and gross margin for the first nine months of 2007 increased compared to the first nine months of 2006 due primarily to an increase in nonregulated electric sales volumes driven by a greater number of commercial and industrial customers being served by MidAmerican Energy in the Illinois market. Beginning January 1, 2007, the Illinois electricity market became fully competitive. Higher average prices and costs related to nonregulated electric sales also contributed to the increases. These increases were partially offset by decreases in nonregulated gas sales volumes and average prices and costs.

Non-Operating Income

MidAmerican Energy -

MidAmerican Energy’s non-operating income for the first nine months of 2007 increased $8 million compared to the first nine months of 2006 due primarily to a $6 million increase in allowance for equity funds as a result of the increase in construction work in progress. As a regulated public utility, MidAmerican Energy is allowed to capitalize, and record as income, a cost of construction for equity funds used, based on guidelines set forth by the FERC.

MidAmerican Funding -

MidAmerican Funding’s non-operating income decreased $33 million for first nine months of 2007 compared to the first nine months of 2006. In addition to the MidAmerican Energy item discussed above, MidAmerican Funding’s other income for the first nine months of 2006 includes $28 million of pre-tax gains from sales of MidAmerican Funding’s shares of common stock of an electronic energy and metals trading exchange and a $4 million pre-tax gain on MidAmerican Funding’s remaining shares of that common stock, which it donated to a charitable foundation. Other expense for the first nine months of 2006 reflects $4 million of expense for the donation of the shares. Other income for the first nine months of 2006 also includes an $8 million pre-tax gain on the sale of MidAmerican Funding’s non-controlling interest in a non-utility gas-fired cogeneration plant and $5 million of pre-tax income resulting from changes in a financing arrangement related to a non-strategic investment in a hydroelectric generating plant.

Fixed Charges

The $19 million increase in MidAmerican Energy’s interest on long-term debt was due to long-term debt issuances of $350 million in October 2006 and $650 million in June 2007, offset partially by the maturity of higher interest rate debt in 2006. MidAmerican Energy is allowed to capitalize, and record as a reduction to fixed charges, a cost of construction for debt funds used, based on guidelines set forth by the FERC. The $3 million increase in allowance for borrowed funds for the first nine months of 2007 was due to the increase in construction work in progress compared to the first nine months of 2006.

Income Taxes

Federal law currently provides for federal production tax credits for energy produced by renewable electricity generation facilities, including wind-powered generation, for ten years after the in-service date. MidAmerican Energy’s income taxes for the first nine months of 2007 include $9 million of additional production tax credits compared to the first nine months of 2006 due to additional wind-powered generation.

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

As reflected on the Consolidated Statements of Cash Flows, MidAmerican Energy’s net cash provided by operating activities was $511 million and $520 million for the first nine months of 2007 and 2006, respectively. MidAmerican Funding’s net cash provided by operating activities was $476 million and $478 million for the first nine months of 2007 and 2006, respectively.

Utility Construction Expenditures

MidAmerican Energy’s primary need for capital is utility construction expenditures, which totaled $879 million for the first nine months of 2007. MidAmerican Energy’s utility construction expenditures for 2007, excluding the non-cash allowance for equity funds used during construction, are estimated to be approximately $1,331 million, which includes $750 million for the coal-fired and wind-powered generation projects discussed below; $143 million for emissions control equipment to address current and anticipated air quality regulations; and $438 million for ongoing operational projects, including connections for new customers and facilities to accommodate load growth. Capital expenditure needs are reviewed regularly by management and may change significantly as a result of such reviews. MidAmerican Energy expects to fund these capital expenditures with short-term borrowings, cash flows from operations and the issuance of long-term debt.

MidAmerican Energy has constructed WSEC Unit 4, a 790-MW (accredited capacity) supercritical, coal-fired generating plant, which began commercial operation on June 1, 2007. MidAmerican Energy operates the plant and holds an undivided ownership interest as a tenant in common with the other owners of the plant. In conjunction with the completion of the project, MidAmerican Energy transferred a 1.01% ownership interest in WSEC Unit 4 to another public utility as partial payment for electric distribution property MidAmerican Energy received from the utility in 2005. Accordingly, MidAmerican Energy’s ownership interest is 59.66%, or approximately 471 MW. Prior to construction, MidAmerican Energy obtained approval from the IUB to include the Iowa portion of the actual cost of WSEC Unit 4 in its Iowa rate base as long as the actual cost did not exceed the agreed cap that MidAmerican Energy deemed reasonable. As of September 30, 2007, MidAmerican Energy had invested $835 million in the plant, including $63 million of non-cash allowance for equity funds used during construction. It is presently expected that the actual final cost of WSEC Unit 4 will be within the agreed cap. If the cap is ultimately exceeded, MidAmerican Energy has the right to demonstrate the prudence of the expenditures above the cap, subject to regulatory review. Refer to Note 7 of MidAmerican Energy’s Notes to Consolidated Financial Statements in Item 1 for a discussion of the material financial statement impacts of WSEC Unit 4 being placed in service.

On April 18, 2006, the IUB approved a settlement agreement regarding ratemaking principles for additional wind-powered generation capacity to be installed in Iowa in 2006 and 2007. On July 27, 2007, the IUB approved a settlement agreement in conjunction with MidAmerican Energy’s ratemaking principles application for up to 540 MW (nameplate ratings) of additional wind-powered generation capacity in Iowa to be placed in service on or before December 31, 2013. With the exception of 123 MW (nameplate ratings) of capacity MidAmerican Energy has under construction, all new wind-powered generation capacity up to the 540 MW will be subject to the 2007 settlement agreement. Including the 123 MW previously mentioned, MidAmerican Energy has 213 MW (nameplate ratings) of wind-powered generation under construction that is expected to be in service by December 31, 2007. Another 75 MW (nameplate ratings) of wind-powered generation is under construction and expected to be in service in mid-2008. Generally speaking, accredited capacity ratings for wind-powered generation facilities are considerably less than the nameplate ratings due to the varying nature of wind. MidAmerican Energy continues to pursue additional cost effective wind-powered generation. Refer to Note 4 of Notes to Consolidated Financial Statements in Item 1 for a more in-depth discussion of the settlement agreement.

Refer to the “Environmental Matters” section later in MD&A for additional information regarding capital expenditures for emission control equipment.

Spent Nuclear Fuel

In the third quarter of 2007, MidAmerican Energy implemented a practice of retiring fully amortized spent nuclear fuel two years after it is removed from a reactor. Accordingly, electric utility plant and accumulated depreciation and amortization were each reduced by $227 million, the original cost of the qualifying spent nuclear fuel. The adjustment did not affect net utility plant, net income or cost of service.

Contractual Obligations and Commercial Commitments

During the nine-month period ended September 30, 2007, there were no material changes outside the normal course of business in MidAmerican Energy’s and MidAmerican Funding’s contractual obligations and commercial commitments from the information provided in Item 7 of their Annual Report on Form 10-K for the year ended December 31, 2006, other than the issuance of $650 million of long-term debt on June 29, 2007 and the payment of $200 million of previously deferred construction payments.

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

MidAmerican Energy currently has an effective registration statement with the SEC to issue up to $680 million of long-term securities. It also has authorization from the FERC to issue long-term securities totaling up to $700 million through May 14, 2009. Additionally, regarding annual and multiple year capital projects, MidAmerican Energy has authorizations, expiring May 2, 2009 and May 2, 2011, respectively, from the Illinois Commerce Commission (“ICC”) to issue up to an aggregate of $631 million of long-term debt securities. On July 11, 2007, MidAmerican Energy received authorization from the ICC to refinance approximately $57 million of pollution control revenue bonds issued in 1993.

In conjunction with the March 1999 merger, MidAmerican Energy committed to the IUB to use commercially reasonable efforts to maintain an investment grade rating on its long-term debt and to maintain its common equity level above 42% of total capitalization unless circumstances beyond its control result in the common equity level decreasing to below 39% of total capitalization. MidAmerican Energy must seek the approval of the IUB of a reasonable utility capital structure if MidAmerican Energy’s common equity level decreases below 42% of total capitalization, unless the decrease is beyond the control of MidAmerican Energy. MidAmerican Energy is also required to seek the approval of the IUB if MidAmerican Energy’s equity level decreases to below 39%, even if the decrease is due to circumstances beyond the control of MidAmerican Energy. If MidAmerican Energy’s common equity level were to drop below the required thresholds, MidAmerican Energy’s ability to issue debt could be restricted. As of September 30, 2007, MidAmerican Energy’s common equity ratio was 50.9% computed on a basis consistent with its commitment.

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

Credit Ratings Risks

As of September 30, 2007, MidAmerican Energy’s senior unsecured debt credit ratings were as follows: Fitch Ratings, “A/stable;” Moody’s Investor Service, “A2/stable;” and Standard and Poor’s, “A-/stable.”

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

In conjunction with its risk management activities, MidAmerican Energy must meet credit quality standards as required by counterparties. In accordance with industry practice, master agreements that govern MidAmerican Energy’s energy supply and marketing activities either specifically require it to maintain investment grade credit ratings or provide the right for counterparties to demand “adequate assurances” in the event of a material adverse change in MidAmerican Energy’s creditworthiness. If one or more of MidAmerican Energy’s credit ratings decline below investment grade, MidAmerican Energy may be required to post cash collateral, letters of credit or other similar credit support to facilitate ongoing wholesale energy supply and marketing activities. As of September 30, 2007, MidAmerican Energy’s estimated potential collateral requirements totaled approximately $173 million. MidAmerican Energy’s potential collateral requirements could fluctuate considerably due to seasonality, market price volatility, and a loss of key MidAmerican Energy generating facilities or other related factors.

Utility Regulatory Matters

Rate Matters

The IUB has approved a series of electric settlement agreements between MidAmerican Energy, the Iowa Office of Consumer Advocate (“OCA”) and other intervenors, under which MidAmerican Energy has agreed not to seek a general increase in electric base rates to become effective prior to January 1, 2014, unless its Iowa jurisdictional electric return on equity in any year covered by the applicable agreement falls below 10%, computed as prescribed in each respective agreement. As a party to the settlement agreements, the OCA has agreed not to request or support any decrease in MidAmerican Energy’s Iowa electric base rates to become effective prior to January 1, 2014. Refer to Note 4 of MidAmerican Energy’s Notes to Consolidated Financial Statements in Item 1 for further discussion of these rate matters.

In an order issued September 27, 2004, the IUB required MidAmerican Energy to file various plans to fully equalize and consolidate its class zonal electric rates by the end of each of the years 2007 through 2010. On October 18, 2004, MidAmerican Energy filed a motion for reconsideration opposing full rate equalization and proposing a series of rate reductions. On March 21, 2005, the IUB required MidAmerican Energy to file additional information about potential rate changes concerning phased equalization or consolidation of existing zonal rate differences that could have the effect of bringing rates together on a basis designed to have no impact on the overall revenues MidAmerican Energy receives from its Iowa electric customers. MidAmerican Energy filed the requested information on April 11, 2005. In the same proceeding, MidAmerican Energy has a pending plan to reduce rates for some residential customers by a total of approximately $4 million in the 2008-2009 time frame in addition to the reductions to be offset by cost decreases related to existing contracts. On June 19, 2006, without ruling on revenue requirement issues, the IUB issued an order requiring MidAmerican Energy to hold informal workshops in 2007 and file a comprehensive class cost-of-service study and a revenue neutral rate equalization/rate consolidation plan by mid-2009. MidAmerican Energy completed the series of informal workshops in October 2007. Refer to Note 4 of Notes to Consolidated Financial Statements in Item 1 for discussion of a July 2007 settlement agreement and its impact on zonal rate equalization in Iowa.

Electric Market Developments

On July 13, 2004, the FERC issued an order requiring MidAmerican Energy to conduct a study to determine whether MidAmerican Energy or its affiliates possess generation market power as part of the FERC’s triennial market power review process. MidAmerican Energy must show the absence of generation market power in order to be allowed to continue to sell wholesale electric power at market-based rates. MidAmerican Energy filed the required study on October 29, 2004. On June 1, 2005, the FERC issued an order setting for investigation the reasonableness of MidAmerican Energy’s market-based rates within its balancing authority area. The order also terminated the previously established November 1, 2004, refund date and instead required that market-based sales made by MidAmerican Energy within its balancing authority area beginning August 7, 2005, be subject to refund until the matter is resolved. In response to the order, MidAmerican Energy filed a proposed cost-based sales tariff (“CBST”) applicable to sales made within its balancing authority area to replace its market-based sales tariff. On March 17, 2006, the FERC issued an order (“March 17 Order”) accepting MidAmerican Energy’s commitment not to make sales using market-based rates in its balancing authority area but rejected the proposed applicable tariff language. MidAmerican Energy filed revised tariff language together with a request for clarification, or in the alternative, rehearing (“Request for Clarification”) of the March 17 Order. On November 9, 2006, the FERC approved a settlement agreement among MidAmerican Energy and the other parties to the proceeding for rates to be charged under the CBST and ordered that refunds be paid to customers within 30 days for certain sales transactions in the balancing authority area on or after August 7, 2005. MidAmerican Energy timely made the refunds of an immaterial amount. Any actual remaining refund will depend upon the FERC’s ruling on the Request for Clarification and the applicability of the CBST to certain sales made within the balancing authority area for delivery outside the balancing authority area. MidAmerican Energy believes the ultimate outcome of this matter will not have a material effect on its financial results. On June 21, 2007, the FERC issued Order 697 addressing electric wholesale market-based sales for the utility industry. MidAmerican Energy had previously made changes to its wholesale sales practices that it believes substantially comply with the requirements of Order 697. Subject to a request for clarification filed by MidAmerican Energy regarding the schedule for its next triennial review established by Order 697, MidAmerican Energy’s next triennial filing will occur in June 2008.

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

The EPA has in recent years implemented and proposed more stringent national ambient air quality standards. Additionally, legislation is pending, and could be proposed in the future, that may impact MidAmerican Energy if enacted. MidAmerican Energy has implemented a planning process that forecasts the site-specific controls and actions that may be required to meet emissions reductions as promulgated by the EPA. The plan allows MidAmerican Energy to more effectively manage its expenditures required to comply with emissions standards. On April 1, 2006, MidAmerican Energy submitted to the IUB an updated plan, as required every two years by Iowa law, which increased its estimate of required expenditures. MidAmerican Energy currently estimates that the incremental capital expenditures for emission control equipment to comply with air quality requirements will total approximately $540 million for January 1, 2007 through December 31, 2015. Additionally, MidAmerican Energy expects to incur significant incremental operating costs in conjunction with the utilization of the emissions control equipment. Estimates of the environmental capital and operating requirements may change significantly at any time as a result of, among other factors, changes in related regulations, prices of products used to meet the requirements and management’s strategies for achieving compliance with the regulations. Refer to Item 1. Business of MidAmerican Energy’s most recently filed Form 10-K for further discussion of air quality standards affecting MidAmerican Energy.

As a result of increased attention to climate change in the United States, numerous bills have been introduced in the current session of the United States Congress that would reduce greenhouse gas emissions in the United States. Congressional leadership has made climate change legislation a priority, and many congressional observers expect to see the passage of climate change legislation within the next several years. In addition, nongovernmental organizations have become more active in initiating citizen suits under existing environmental and other laws. In April 2007, a United States Supreme Court decision concluded that the EPA has the authority under the Clean Air Act to regulate emissions of greenhouse gases from motor vehicles. In addition, pending cases that address the potential public nuisance from greenhouse gas emissions from electricity generators and the EPA’s failure to regulate greenhouse gas emissions from new and existing coal-fired plants are expected to become active. Furthermore, while debate continues at the national level over the direction of domestic climate policy, several states have developed state-specific laws or regional legislative initiatives to reduce greenhouse gas emissions, including Oregon, Washington, California and several Northeastern states, and individual state actions to regulate greenhouse gas emissions are likely to increase. The impact of any pending judicial proceedings and any pending or enacted federal and state climate change legislation and regulation cannot be determined at this time; however, adoption of stringent limits on greenhouse gas emissions could significantly impact MidAmerican Energy’s current and future fossil-fueled facilities, and, therefore, its financial results.

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

Refer to Note 3 of Notes to Consolidated Financial Statements in Item 1 for disclosure of MidAmerican Energy’s derivative positions as of September 30, 2007 and December 31, 2006. For quantitative and qualitative disclosures about market risk affecting MidAmerican Energy and MidAmerican Funding, see Item 7A of their Annual Report on Form 10-K for the year ended December 31, 2006. MidAmerican Energy’s and MidAmerican Funding’s exposure to market risk and their management of such risk has not changed materially since December 31, 2006.

Item 4.	Controls and Procedures.

Under the supervision and with the participation of MidAmerican Funding’s and MidAmerican Energy’s management, including the respective persons acting as chief executive officer and chief financial officer, each company performed evaluations regarding the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2007. Based on those evaluations, MidAmerican Funding’s and MidAmerican Energy’s management, including the respective persons acting as chief executive officer and chief financial officer, concluded that its disclosure controls and procedures were effective. There have been no changes during the quarter covered by this report in MidAmerican Funding’s or MidAmerican Energy’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Two lawsuits naming MidAmerican Energy as a third party defendant have been filed by CenterPoint Energy Resources Corp. in the U.S. District Court, District of Minnesota, related to this incident. The complaints seek reimbursement of all sums associated with CenterPoint’s replacement of all service lines in the MidAmerican Energy predecessor company’s properties located in Minnesota at a cost of approximately $39 million according to publicly available reports. MidAmerican Energy filed a motion for summary judgment in both of these actions requesting that CenterPoint’s third party claims based upon misrepresentation and negligent installation and negligent operation and maintenance of the gas pipeline be barred. On March 5, 2007, the U.S. District Court issued an order granting MidAmerican Energy’s motion for summary judgment as to CenterPoint’s misrepresentation and negligent installation claims and denying MidAmerican Energy’s motion for summary judgment as to CenterPoint’s negligent operation and maintenance claims. A court-ordered settlement conference was held September 21, 2007, but the parties did not achieve a settlement. Subsequently, the court ordered the parties to be ready for trial on or after February 1, 2008. MidAmerican Energy intends to vigorously defend its position in these claims and believes their ultimate outcome will not have a material impact on its financial results.

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

MIDAMERICAN FUNDING, LLC
MIDAMERICAN ENERGY COMPANY
Registrants

Date: November 2, 2007	/s/ Thomas B. Specketer
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