Form 10-Q
period 2008-03-31
MIDAMERICAN ENERGY CO; MIDAMERICAN FUNDING LLC
filed 2008-05-02
CIK 928576, 1098296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

or

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________to _________

Commission	Exact name of registrant as specified in its charter;	IRS Employer
File Number	State or other jurisdiction of incorporation or organization	Identification No.

333-90553	MIDAMERICAN FUNDING, LLC	47-0819200
(An Iowa Limited Liability Company)
666 Grand Avenue, Suite 500
Des Moines, Iowa 50309-2580

333-15387	MIDAMERICAN ENERGY COMPANY	42-1425214
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

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, non-accelerated filers or smaller reporting companies. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether either registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐                      No  ☒

All of the member’s equity of MidAmerican Funding, LLC was held by its parent company, MidAmerican Energy Holdings Company as of April 30, 2008.

All common stock of MidAmerican Energy Company is held by its parent company, MHC Inc., which is a direct, wholly owned subsidiary of MidAmerican Funding, LLC. As of April 30, 2008, 70,980,203 shares of MidAmerican Energy Company common stock, without par value, were outstanding.

MidAmerican Funding, LLC (“MidAmerican Funding”) and MidAmerican Energy Company (“MidAmerican Energy”) separately file this combined Form 10-Q. Information relating to each individual registrant is filed by such registrant on its own behalf. Except for its subsidiary, MidAmerican Energy makes no representation as to information relating to any other subsidiary of MidAmerican Funding.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

MidAmerican Energy Company and Subsidiary

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder
MidAmerican Energy Company
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Energy Company and subsidiary (the “Company”) as of March 31, 2008, and the related consolidated statements of operations, comprehensive income, and cash flows for the three-month periods ended March 31, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and consolidated statement of capitalization (not presented herein) of MidAmerican Energy Company and subsidiary as of December 31, 2007, and the related consolidated statements of operations, comprehensive income, cash flows, and retained earnings for the year then ended (not presented herein); and in our report dated February 27, 2008, we expressed an unqualified opinion on those consolidated financial statements, which included an explanatory paragraph related to the adoption of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R), as of December 31, 2006. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Des Moines, Iowa
May 2, 2008

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In millions)

	As of
	March 31,	December 31,
	2008	2007
ASSETS
Utility Plant, Net
Electric	$7,656	$7,473
Gas	1,097	1,086
	8,753	8,559
Accumulated depreciation and amortization	(3,280)	(3,237)
	5,473	5,322
Construction work in progress	310	386
	5,783	5,708
Current Assets
Cash and cash equivalents	261	11
Receivables, net	628	485
Inventories	51	133
Other	59	39
	999	668
Other Assets
Investments and nonregulated property, net	462	478
Regulatory assets	294	268
Other	123	129
	879	875
Total Assets	$7,661	$7,251

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholder’s equity	$2,404	$2,288
MidAmerican Energy preferred securities	30	30
Long-term debt, excluding current portion	2,819	2,470
	5,253	4,788
Current Liabilities
Notes payable	-	86
Current portion of long-term debt	-	1
Accounts payable	402	408
Taxes accrued	69	85
Interest accrued	37	41
Other	107	76
	615	697
Other Liabilities
Deferred income taxes	567	517
Investment tax credits	37	38
Asset retirement obligations	186	182
Regulatory liabilities	771	793
Other	232	236
	1,793	1,766
Total Capitalization and Liabilities	$7,661	$7,251

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In millions)

	Three Months
	Ended March 31,
	2008	2007

Operating Revenues
Regulated electric	$483	$480
Regulated gas	571	499
Nonregulated	318	257
	1,372	1,236
Operating Expenses
Regulated:
Cost of fuel, energy and capacity	176	196
Cost of gas sold	480	413
Other operating expenses	104	98
Maintenance	37	43
Depreciation and amortization	72	70
Property and other taxes	25	25
	894	845
Nonregulated:
Cost of sales	299	242
Other	4	4
	303	246
Total operating expenses	1,197	1,091

Operating Income	175	145

Non-Operating Income
Interest and dividend income	1	1
Allowance for equity funds	4	11
Other income	-	2
Other expense	(1)	(1)
	4	13
Fixed Charges
Interest on long-term debt	35	26
Other interest expense	1	4
Allowance for borrowed funds	(3)	(6)
	33	24

Income Before Income Taxes	146	134
Income Taxes	39	42

Net Income	107	92
Preferred Dividends	-	-

Earnings on Common Stock	$107	$92

The accompanying notes are an integral part of these financial statements.

 MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Three Months
	Ended March 31,
	2008	2007

Net Cash Flows From Operating Activities
Net income	$107	$92
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	72	70
Deferred income taxes and investment tax credit, net	48	5
Amortization of other assets and liabilities	7	6
Impact of changes in working capital-
Receivables, net	(140)	(79)
Inventories	82	76
Accounts payable	41	42
Taxes accrued	(17)	12
Other current assets and liabilities	(2)	(11)
Other, net	(8)	2
Net cash flows from operating activities	190	215

Net Cash Flows From Investing Activities
Utility construction expenditures	(204)	(332)
Purchases of available-for-sale securities	(29)	(29)
Proceeds from sales of available-for-sale securities	26	40
Other, net	2	3
Net cash flows from investing activities	(205)	(318)

Net Cash Flows From Financing Activities
Proceeds from long-term debt, net of issuance cost	347	-
Retirement of long-term debt	-	(1)
Net increase (decrease) in notes payable	(86)	100
Other	4	-
Net cash flows from financing activities	265	99

Net Change in Cash and Cash Equivalents	250	(4)
Cash and Cash Equivalents at Beginning of Period	11	9
Cash and Cash Equivalents at End of Period	$261	$5

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	General

MidAmerican Energy Company (“MidAmerican Energy”) is a public utility with electric and natural gas operations and is the principal subsidiary of MHC Inc. (“MHC”). MHC is a holding company that conducts no business other than the ownership of its subsidiaries, which include the following nonregulated subsidiaries: InterCoast Capital Company, MidAmerican Services Company, Midwest Capital Group, Inc. and MEC Construction Services Co. MHC is the direct wholly owned subsidiary of MidAmerican Funding, LLC (“MidAmerican Funding”), which is an Iowa limited liability company with MidAmerican Energy Holdings Company (“MEHC”) as its sole member. MEHC is a consolidated subsidiary of Berkshire Hathaway Inc.

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and U.S. Securities and Exchange Commission rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for the fair presentation of its financial statements as of March 31, 2008, and for the three months ended March 31, 2008 and 2007. The results of operations for the three months ended March 31, 2008, are not necessarily indicative of the results to be expected for the full year.

The unaudited Consolidated Financial Statements include the accounts of MidAmerican Energy and the subsidiary in which it holds a controlling financial interest. Intercompany accounts and transactions have been eliminated, other than those between rate-regulated operations.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in MidAmerican Energy’s Annual Report on Form 10-K for the year ended December 31, 2007, describes the most significant accounting estimates and policies used in the preparation of the Consolidated Financial Statements. There have been no significant changes in MidAmerican Energy’s assumptions regarding significant accounting policies during the first three months of 2008.

(2)	New Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how and why an entity uses derivative instruments and their effects on an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. MidAmerican Energy is currently evaluating the impact of adopting SFAS No. 161 on its disclosures included within the notes to its Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) applies to all transactions or other events in which an entity obtains control of one or more businesses. SFAS No. 141(R) establishes how the acquirer of a business should recognize, measure and disclose in its financial statements the identifiable assets and goodwill acquired, the liabilities assumed and any noncontrolling interest in the acquired business. SFAS No. 141(R) is applied prospectively for all business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with early application prohibited. SFAS No. 141(R) will not have an impact on MidAmerican Energy’s historical Consolidated Financial Statements and will be applied to business combinations completed, if any, on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 requires entities to report noncontrolling interests as a separate component of shareholders’ equity in the consolidated financial statements. The amount of earnings attributable to the parent and to the noncontrolling interests should be clearly identified and presented on the face of the consolidated statements of operations. Additionally, SFAS No. 160 requires any changes in a parent’s ownership interest of its subsidiary, while retaining its control, to be accounted for as equity transactions. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. MidAmerican Energy is currently evaluating the impact of adopting SFAS No. 160 on its consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option may only be made at initial recognition of the asset or liability or upon a re-measurement event that gives rise to new-basis accounting. The decision about whether to elect the fair value option is applied on an instrument-by-instrument basis, is irrevocable and is applied only to an entire instrument and not only to specified risks, cash flows or portions of that instrument. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. MidAmerican Funding and MidAmerican Energy adopted SFAS No. 159 effective January 1, 2008, and did not elect the fair value option for any existing eligible items.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not impose fair value measurements on items not already accounted for at fair value; rather it applies, with certain exceptions, to other accounting pronouncements that either require or permit fair value measurements. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal or most advantageous market. The standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In February 2008, the FASB issued Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which delays the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis until fiscal years beginning after November 15, 2008. These non-financial items include assets and liabilities such as asset retirement obligations initially measured at fair value. MidAmerican Funding and MidAmerican Energy adopted the provisions of SFAS No. 157 for assets and liabilities recognized at fair value on a recurring basis effective January 1, 2008. The partial adoption of SFAS No. 157 did not have a material impact on MidAmerican Funding’s or MidAmerican Energy’s Consolidated Financial Statements. Refer to Note 6 for additional discussion.

(3)	Risk Management

MidAmerican Energy is exposed to the impact of market fluctuations in commodity prices, principally natural gas and electricity. Interest rate risk exists on variable rate debt, commercial paper and future debt issuances. MidAmerican Energy employs established policies and procedures to manage its risks associated with these market fluctuations using various commodity and financial derivative instruments, including forward contracts, futures, options, swaps and other over-the-counter agreements. The risk management process is designed to identify, assess, monitor, report, manage, and mitigate each of the various types of risk involved in its business. MidAmerican Energy does not engage in a material amount of proprietary trading activities.

The following table summarizes the various derivative mark-to-market positions included in the Consolidated Balance Sheet as of March 31, 2008 (in millions):

					Accumulated
				Regulatory	Other
	Derivative Net Assets (Liabilities)			Net Assets	Comprehensive
	Assets	Liabilities	Net	(Liabilities)	(Income) Loss (1)

Regulated electric	$3	$(49)	$(46)	$46	$-
Regulated gas	8	(1)	7	(2)	-
Nonregulated	37	(17)	20	-	(20)
Total	$48	$(67)	$(19)	$44	$(20)

Current	$42	$(64)	$(22)
Non-current	6	(3)	3
Total	$48	$(67)	$(19)

(1)	Before income taxes.

The following table summarizes the various derivative mark-to-market positions included in the Consolidated Balance Sheet as of December 31, 2007 (in millions):

					Accumulated
				Regulatory	Other
	Derivative Net Assets (Liabilities)			Net Assets	Comprehensive
	Assets	Liabilities	Net	(Liabilities)	(Income) Loss (1)

Regulated electric	$6	$(9)	$(3)	$3	$-
Regulated gas	5	(19)	(14)	17	-
Nonregulated	13	(12)	1	-	(1)
Total	$24	$(40)	$(16)	$20	$(1)

Current	$22	$(38)	$(16)
Non-current	2	(2)	-
Total	$24	$(40)	$(16)

(1)	Before income taxes.

(4)	Commitments and Contingencies

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

MidAmerican Energy sponsors a noncontributory defined benefit pension plan covering substantially all employees of MEHC and its domestic energy subsidiaries other than PacifiCorp. MidAmerican Energy also sponsors certain postretirement health care and life insurance benefits covering substantially all retired employees of MEHC and its domestic energy subsidiaries other than PacifiCorp. Net periodic benefit cost for the pension, including supplemental executive retirement plans, and other postretirement benefit plans included the following components for the three months ended March 31 (in millions):

	Pension		Other Postretirement
	2008	2007	2008	2007

Service cost	$7	$6	$2	$1
Interest cost	10	10	4	4
Expected return on plan assets	(11)	(10)	(4)	(3)
Net amortization	-	1	-	-
Net periodic benefit cost	$6	$7	$2	$2

Employer contributions to the pension and other postretirement plans are expected to be $7 million and $14 million, respectively, in 2008. As of March 31, 2008, $2 million and $3 million of contributions had been made to the pension and other postretirement plans, respectively.

(6)	Fair Value Measurements

MidAmerican Energy has various financial instruments that are measured at fair value in the Consolidated Financial Statements, including marketable debt and equity securities and commodity derivatives. MidAmerican Energy’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. A financial asset or liability classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The three levels are as follows:

•	Level 1 – Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that MidAmerican Energy has the ability to access at the measurement date.

•
Level 2 – Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

•
Level 3 – Unobservable inputs reflect MidAmerican Energy’s judgments about the assumptions market participants would use in pricing the asset or liability since limited market data exists. MidAmerican Energy develops these inputs based on the best information available, including MidAmerican Energy’s own data.

The following table presents MidAmerican Energy’s assets and liabilities recognized in the Consolidated Balance Sheet and measured at fair value on a recurring basis as of March 31, 2008 (in millions):

	Input Levels for Fair Value Measurements
Description	Level 1	Level 2	Level 3	Other (1)	Total

Assets (2)
Available-for-sale securities	$187	$75	$36	$-	$298
Commodity derivatives	14	42	3	(11)	48
	$201	$117	$39	$(11)	$346

Liabilities
Commodity derivatives	$(1)	$(61)	$(16)	$11	$(67)

(1)	Represents netting under master netting arrangements in accordance with FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts.”

(2)
Does not include investments in either pension or other postretirement plan assets. Available-for-sale securities include investments in the Quad Cities Station nuclear decommissioning trust (levels 1 and 2) and auction rate securities (level 3).

MidAmerican Energy’s investments in debt and equity securities are classified as available-for-sale and stated at fair value. When available, the quoted market price or net asset value of an identical security in the principal market is used to record the fair value. In the absence of a quoted market price in a readily observable market, the fair value is determined using pricing models based on observable market inputs and quoted market prices of securities with similar characteristics. The fair value of MidAmerican Energy’s investments in auction rate securities, where there is no current liquid market, is determined using broker quotes and pricing models based on unobservable inputs.

MidAmerican Energy uses various commodity derivative instruments, including forward contracts, futures, options, swaps and other over-the-counter agreements. The fair value of MidAmerican Energy’s commodity derivatives is determined using unadjusted quoted prices for identical instruments on the applicable exchange in which MidAmerican Energy transacts. When quoted prices for identical instruments are not available, MidAmerican Energy uses forward price curves derived from market price quotations, when available, or internally developed and commercial models, with internal and external fundamental data inputs. Market price quotations are obtained from independent energy brokers, exchanges, direct communication with market participants and actual transactions executed by MidAmerican Energy. Market price quotations for certain major electricity and natural gas trading hubs are generally readily obtainable for the applicable term of MidAmerican Energy’s outstanding commodity derivative instruments, and therefore, MidAmerican Energy’s forward price curves for those locations and periods reflect observable market quotes. Market price quotations for other electricity and natural gas trading hubs are not as readily obtainable or the instrument is not actively traded. Given that limited market data exists for these instruments, MidAmerican Energy uses forward price curves derived from internal models based on perceived pricing relationships to major trading hubs that are based on significant unobservable inputs.

The following table reconciles the beginning and ending balance of MidAmerican Energy’s assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2008 (in millions):

	Available-
	For-Sale	Commodity
	Securities	Derivatives

Balance, January 1, 2008	$40	$-
Gains (losses) included in earnings (1):
Realized gains/(losses)	-	4
Unrealized gains/(losses)	-	(14)
Unrealized gains/(losses) included in regulatory assets and liabilities	-	(4)
Unrealized gains/(losses) included in other comprehensive income	(4)	1
Balance, March 31, 2008	$36	$(13)

(1)	Gains (losses) included in earnings for the three months ended March 31, 2008, are reported as nonregulated revenues in the Consolidated Statement of Operations.

(7)	Comprehensive Income and Components of Accumulated Other Comprehensive Income, Net

The components of comprehensive income, net of tax, are as follows (in millions):

	Three Months
	Ended March 31,
	2008	2007

Earnings on common stock	$107	$92
Other comprehensive income:
Fair value adjustment on cash flow hedges, net of tax of $8 and $11	11	18
Unrealized losses on available-for-sale securities, net of tax of $(2) and $-	(2)	-
Total other comprehensive income	9	18

Comprehensive income	$116	$110

Accumulated other comprehensive income, net is included in the Consolidated Balance Sheets in common shareholder’s equity and consists of the following components, net of tax (in millions):

	As of
	March 31,	December 31,
	2008	2007

Fair value adjustment on cash flow hedges, net of tax of $8 and $-	$12	$1
Unrealized losses on available-for-sale securities, net of tax of $(2) and $-	(2)	-
Total accumulated other comprehensive income, net	$10	$1

(8)	Segment Information

MidAmerican Energy has identified three reportable operating segments: regulated electric, regulated gas and nonregulated energy. The regulated electric segment derives most of its revenue from regulated retail sales of electricity to residential, commercial, and industrial customers and from wholesale sales. The regulated gas segment derives most of its revenue from regulated retail sales of natural gas to residential, commercial, and industrial customers and also obtains significant revenues by transporting gas owned by others through its distribution system. Pricing for regulated electric and gas sales are established separately by regulatory agencies; therefore, management also reviews each segment separately to make decisions regarding allocation of resources and in evaluating performance. The nonregulated energy segment derives most of its revenue from nonregulated retail electric and gas activities. Common operating costs, interest income, interest expense and income tax expense are allocated to each segment based on MidAmerican Energy allocators most related to the nature of the cost.

The following tables provide information on a reportable operating segment basis (in millions):

	Three Months Ended March 31,
	2008	2007
Segment Profit Information
Operating revenues:
Regulated electric	$483	$480
Regulated gas	571	499
Nonregulated energy	318	257
Total	$1,372	$1,236

Depreciation and amortization:
Regulated electric	$64	$62
Regulated gas	8	8
	$72	$70

Operating income:
Regulated electric	$116	$95
Regulated gas	45	41
Nonregulated energy	14	9
Total	$175	$145

Earnings on common stock:
Regulated electric	$69	$64
Regulated gas	24	23
Nonregulated energy	14	5
Total	$107	$92

	As of
	March 31,	December 31,
	2008	2007
Segment Asset Information
Total assets:
Regulated electric	$6,515	$6,110
Regulated gas	900	938
Nonregulated energy	246	203
Total	$7,661	$7,251

(9)	Long-Term Debt

On March 25, 2008, MidAmerican Energy issued $350 million of 5.3% Senior Notes due March 15, 2018. The proceeds are being used by MidAmerican Energy to pay construction costs, including costs for its wind-powered generation projects in Iowa, to repay short-term indebtedness and for general corporate purposes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Member
MidAmerican Funding, LLC
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Funding, LLC and subsidiaries (the “Company”) as of March 31, 2008, and the related consolidated statements of operations, comprehensive income, and cash flows for the three-month periods ended March 31, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and consolidated statement of capitalization (not presented herein) of MidAmerican Funding, LLC and subsidiaries as of December 31, 2007, and the related consolidated statements of operations, comprehensive income, cash flows, and retained earnings for the year then ended (not presented herein); and in our report dated February 27, 2008, we expressed an unqualified opinion on those consolidated financial statements, which included an explanatory paragraph related to the adoption of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R), as of December 31, 2006. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Des Moines, Iowa
May 2, 2008

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In millions)

	As of
	March 31,	December 31,
	2008	2007
ASSETS
Utility Plant, Net
Electric	$7,656	$7,473
Gas	1,097	1,086
	8,753	8,559
Accumulated depreciation and amortization	(3,280)	(3,237)
	5,473	5,322
Construction work in progress	310	386
	5,783	5,708
Current Assets
Cash and cash equivalents	262	12
Receivables, net	628	490
Inventories	51	133
Other	60	40
	1,001	675
Other Assets
Investments and nonregulated property, net	475	494
Goodwill	1,270	1,270
Regulatory assets	294	268
Other	123	129
	2,162	2,161
Total Assets	$8,946	$8,544

CAPITALIZATION AND LIABILITIES
Capitalization
Member’s equity	$2,934	$2,825
MidAmerican Energy preferred securities	30	30
Long-term debt, excluding current portion	3,344	3,170
	6,308	6,025
Current Liabilities
Notes payable	-	86
Note payable to affiliate	50	33
Current portion of long-term debt	175	1
Accounts payable	402	408
Taxes accrued	64	86
Interest accrued	41	57
Other	107	76
	839	747
Other Liabilities
Deferred income taxes	559	509
Investment tax credits	37	38
Asset retirement obligations	186	182
Regulatory liabilities	771	793
Other	246	250
	1,799	1,772
Total Capitalization and Liabilities	$8,946	$8,544

The accompanying notes are an integral part of these financial statements

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In millions)

	Three Months
	Ended March 31,
	2008	2007

Operating Revenues
Regulated electric	$483	$480
Regulated gas	571	499
Nonregulated	319	258
	1,373	1,237
Operating Expenses
Regulated:
Cost of fuel, energy and capacity	176	196
Cost of gas sold	480	413
Other operating expenses	104	98
Maintenance	37	43
Depreciation and amortization	72	70
Property and other taxes	25	25
	894	845
Nonregulated:
Cost of sales	299	242
Other	5	5
	304	247
Total operating expenses	1,198	1,092

Operating Income	175	145

Non-Operating Income
Interest and dividend income	1	1
Allowance for equity funds	4	11
Other income	1	2
Other expense	(1)	(1)
	5	13

Fixed Charges
Interest on long-term debt	47	38
Other interest expense	2	4
Allowance for borrowed funds	(3)	(6)
	46	36

Income Before Income Taxes	134	122
Income Taxes	34	37

Net Income	$100	$85

The accompanying notes are an integral part of these financial statements.

 MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Three Months
	Ended March 31,
	2008	2007

Net Cash Flows From Operating Activities
Net income	$100	$85
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	72	70
Deferred income taxes and investment tax credit, net	47	4
Amortization of other assets and liabilities	7	6
Impact of changes in working capital -
Receivables, net	(135)	(84)
Inventories	82	76
Accounts payable	42	47
Taxes accrued	(21)	8
Other current assets and liabilities	(14)	(23)
Other, net	(7)	4
Net cash flows from operating activities	173	193

Net Cash Flows From Investing Activities
Utility construction expenditures	(204)	(332)
Purchases of available-for-sale securities	(29)	(29)
Proceeds from sales of available-for-sale securities	26	40
Other, net	2	3
Net cash flows from investing activities	(205)	(318)

Net Cash Flows From Financing Activities
Proceeds from long-term debt, net of issuance cost	347	-
Retirement of long-term debt	-	(1)
Net increase in note payable to affiliate	17	22
Net increase (decrease) in notes payable	(86)	100
Other	4	1
Net cash flows from financing activities	282	122

Net Change in Cash and Cash Equivalents	250	(3)
Cash and Cash Equivalents at Beginning of Period	12	9
Cash and Cash Equivalents at End of Period	$262	$6

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	General

MidAmerican Funding, LLC (“MidAmerican Funding”) is an Iowa limited liability company with MidAmerican Energy Holdings Company (“MEHC”) as its sole member. MEHC is a consolidated subsidiary of Berkshire Hathaway Inc. MidAmerican Funding’s direct, wholly owned subsidiary is MHC Inc. (“MHC”), which constitutes substantially all of MidAmerican Funding’s assets, liabilities and business activities except those related to MidAmerican Funding’s long-term debt securities. MHC, MidAmerican Funding and MEHC are holding companies headquartered in Des Moines, Iowa. MHC conducts no business other than the ownership of its subsidiaries. MHC’s principal subsidiary is MidAmerican Energy Company (“MidAmerican Energy”), a public utility with electric and natural gas operations. Direct, wholly owned nonregulated subsidiaries of MHC are InterCoast Capital Company, Midwest Capital Group, Inc., MidAmerican Services Company and MEC Construction Services Co.

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and U.S. Securities and Exchange Commission rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for the fair presentation of its financial statements as of March 31, 2008, and for the three months ended March 31, 2008 and 2007. The results of operations for the three months ended March 31, 2008, are not necessarily indicative of the results to be expected for the full year.

The unaudited Consolidated Financial Statements include the accounts of MidAmerican Funding and its subsidiaries in which it holds a controlling financial interest. Intercompany accounts and transactions have been eliminated, other than those between rate-regulated operations.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in MidAmerican Funding’s Annual Report on Form 10-K for the year ended December 31, 2007, describes the most significant accounting estimates and policies used in the preparation of the Consolidated Financial Statements. There have been no significant changes in MidAmerican Funding’s assumptions regarding significant accounting policies during the first three months of 2008.

(2)	New Accounting Pronouncements

Refer to Note 2 of MidAmerican Energy’s Notes to Consolidated Financial Statements for additional disclosure of new accounting pronouncements.

(3)	Risk Management

Refer to Note 3 of MidAmerican Energy’s Notes to Consolidated Financial Statements for information regarding MidAmerican Funding’s risk management.

(4)	Commitments and Contingencies

Refer to Note 4 of MidAmerican Energy’s Notes to Consolidated Financial Statements for information regarding MidAmerican Funding’s commitments and contingencies.

(5)	Employee Benefit Plans

Refer to Note 5 of MidAmerican Energy’s Notes to Consolidated Financial Statements for information regarding MidAmerican Funding’s employee benefit plans.

(6)	Fair Value Measurements

Refer to Note 6 of MidAmerican Energy’s Notes to Consolidated Financial Statements for information regarding MidAmerican Funding’s fair value measurements.

In addition to MidAmerican Energy’s financial instruments recorded at fair value, MidAmerican Funding had $3 million of other trust securities as of March 31, 2008, which are categorized as Level 2 assets.

(7)	Comprehensive Income and Components of Accumulated Other Comprehensive Income, Net

The components of comprehensive income, net of tax, are as follows (in millions):

	Three Months
	Ended March 31,
	2008	2007

Net income	$100	$85
Other comprehensive income:
Fair value adjustment on cash flow hedges, net of tax of $8 and $11	11	18
Unrealized losses on available-for-sale securities, net of tax of $(2) and $-	(2)	-
Total other comprehensive income	9	18

Comprehensive income	$109	$103

Accumulated other comprehensive income, net is included in the Consolidated Balance Sheets in member’s equity and consists of the following components, net of tax (in millions):

	As of
	March 31,	December 31,
	2008	2007

Fair value adjustment on cash flow hedges, net of tax of $8 and $-	$12	$1
Unrealized losses on available-for-sale securities, net of tax of $(2) and $-	(2)	-
Total accumulated other comprehensive income, net	$10	$1

(8)	Segment Information

MidAmerican Funding has identified three reportable operating segments: regulated electric, regulated gas and nonregulated energy. The regulated electric segment derives most of its revenue from regulated retail sales of electricity to residential, commercial, and industrial customers and from wholesale sales. The regulated gas segment derives most of its revenue from regulated retail sales of natural gas to residential, commercial, and industrial customers and also obtains significant revenues by transporting gas owned by others through its distribution system. Pricing for regulated electric and gas sales are established separately by regulatory agencies; therefore, management also reviews each segment separately to make decisions regarding allocation of resources and in evaluating performance. The nonregulated energy segment derives most of its revenue from nonregulated retail electric and gas activities. Common operating costs, interest income, interest expense and income tax expense are allocated to each segment based on MidAmerican Funding allocators most related to the nature of the cost. “Other” in the tables below consists of the nonregulated subsidiaries of MidAmerican Funding not engaged in the energy business and parent company interest expense.

The following tables provide information on a reportable operating segment basis (in millions):

	Three Months Ended March 31,
	2008	2007
Segment Profit Information
Operating revenues:
Regulated electric	$483	$480
Regulated gas	571	499
Nonregulated energy	318	257
Other	1	1
Total	$1,373	$1,237

Depreciation and amortization:
Regulated electric	$64	$62
Regulated gas	8	8
	$72	$70

Operating income:
Regulated electric	$116	$95
Regulated gas	45	41
Nonregulated energy	14	9
Total	$175	$145

Net income:
Regulated electric	$69	$64
Regulated gas	24	23
Nonregulated energy	14	5
Other	(7)	(7)
Total	$100	$85

	As of
	March 31,	December 31,
	2008	2007
Segment Asset Information
Total assets (1):
Regulated electric	$7,706	$7,301
Regulated gas	978	1,017
Nonregulated energy	246	203
Other	16	23
Total	$8,946	$8,544

(1)	Total assets by operating segment reflect the assignment of goodwill to applicable reporting units.

(9)	Long-Term Debt

Refer to Note 9 of MidAmerican Energy’s Notes to Consolidated Financial Statements for information regarding MidAmerican Funding’s long-term debt.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Forward-Looking Statements

This report contains statements that do not directly or exclusively relate to historical facts. These statements are ‘‘forward-looking statements’’ within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can typically be identified by the use of forward-looking words, such as ‘‘may,’’ ‘‘could,’’ ‘‘project,’’ ‘‘believe,’’ ‘‘anticipate,’’ ‘‘expect,’’ ‘‘estimate,’’ ‘‘continue,’’ “intend,” ‘‘potential,’’ ‘‘plan,’’ ‘‘forecast,’’ and similar terms. These statements are based upon MidAmerican Funding’s and/or MidAmerican Energy’s current intentions, assumptions, expectations and beliefs and are subject to risks, uncertainties and other important factors. Many of these factors are outside the control of MidAmerican Funding or MidAmerican Energy and could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include, among others:

•	general economic, political and business conditions in the jurisdictions in which MidAmerican Energy’s facilities are located;

•	changes in governmental, legislative, or regulatory requirements affecting MidAmerican Energy or the electric or gas utility industries;

•
changes in, and compliance with, environmental laws, regulations, decisions and policies that could increase operating and capital improvement costs, reduce plant output and/or delay plant construction;

•	changes in the outcome of general rate cases and other proceedings conducted by regulatory commissions or other governmental and legal bodies;

•	changes in economic, industry or weather conditions, as well as demographic trends, that could affect customer growth and usage or supply of electricity and gas;

•
changes in prices and availability for both purchases and sales of wholesale electricity, coal, natural gas, other fuel sources and fuel transportation that could have a significant impact on energy costs;

•	the financial condition and creditworthiness of significant customers and suppliers;

•	changes in business strategy or development plans;

•	availability, term and deployment of capital;

•	performance of MidAmerican Energy’s generation facilities, including unscheduled generation outages or repairs;

•	risks relating to nuclear generation;

•	the impact of derivative instruments used to mitigate or manage volume and price risk and changes in the commodity prices, interest rates and other conditions that affect the value of the derivatives;

•
the impact of increases in healthcare costs, changes in interest rates, mortality, morbidity and investment performance on pension and other postretirement benefits expense, as well as the impact of changes in legislation on funding requirements;

•	changes in MidAmerican Funding’s or MidAmerican Energy’s credit ratings;

•
unanticipated construction delays, changes in costs, receipt of required permits and authorizations, ability to fund capital projects and other factors that could affect future generation plants and infrastructure additions;

•	the impact of new accounting pronouncements or changes in current accounting estimates and assumptions on financial results;

•	other risks or unforeseen events, including litigation and wars, the effects of terrorism, embargoes and other catastrophic events; and

•
other business or investment considerations that may be disclosed from time to time in MidAmerican Funding’s or MidAmerican Energy’s Securities and Exchange Commission (“SEC”) filings or in other publicly disseminated written documents.

Further details of the potential risks and uncertainties affecting MidAmerican Funding or MidAmerican Energy are described in their filings with the SEC, including Item 1A and other discussions contained in this Form 10-Q. MidAmerican Funding and MidAmerican Energy undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors should not be construed as exclusive.

Results of Operations for the Three Months Ended March 31, 2008 and 2007

Overview

MidAmerican Energy’s earnings on common stock increased $15 million to $107 million for the first three months of 2008 compared to $92 million for the first three months of 2007 due to improved margins on regulated electric sales primarily as a result of Walter Scott, Jr. Energy Center Unit No. 4 (“WSEC Unit 4”) commencing commercial operation in June 2007 and to the addition of wind-powered generation capacity in Iowa. MidAmerican Funding’s net income increased $15 million to $100 million for the first three months of 2008 compared to $85 million for the first three months of 2007.

Regulated Electric Gross Margin

	Quarter
	Ended March 31,
	2008	2007
Gross margin (in millions):
Operating revenues	$483	$480
Less cost of fuel, energy and capacity	176	196
Electric gross margin	$307	$284

Sales (Gigawatt hours (“GWh”)):
Retail	5,236	4,974
Wholesale	3,642	3,494
Total	8,878	8,468

Electric gross margin for the first quarter of 2008 increased $23 million compared to the first quarter of 2007. Gross margin on electric wholesale sales, which include sales of energy to markets operated by regional transmission organizations, other utilities, municipalities and marketers inside and outside of MidAmerican Energy’s balancing authority area, increased $19 million, while gross margin on electric retail sales increased $4 million. The improved margins were primarily attributable to a decrease in the average cost of electricity compared to the first quarter of 2007 due principally to the addition of WSEC Unit 4 in June 2007 and the addition of 213 MW (nameplate ratings) of wind-powered generation in Iowa during 2007. Additionally, the sale of renewable energy credits contributed to the improvement in electric retail gross margin.

Regulated Gas Gross Margin

	Quarter
	Ended March 31,
	2008	2007

Gross margin (in millions):
Operating revenues	$571	$499
Less cost of gas sold	480	413
Gas gross margin	$91	$86

Sales (000’s decatherms (“Dths”)):
Retail	41,500	36,611
Wholesale	10,904	12,911
Total	52,404	49,522

Regulated gas revenues include purchased gas adjustment clauses through which MidAmerican Energy is allowed to recover the cost of gas sold from its retail gas utility customers. Consequently, fluctuations in the cost of gas sold do not directly affect gross margin or net income because revenues reflect comparable fluctuations through the purchased gas adjustment clauses. Compared to the first quarter of 2007, MidAmerican Energy’s average per-unit cost of gas sold increased 10%, resulting in a $43 million increase in gas revenues and cost of gas sold for the first quarter of 2008. Regulated gas revenues and cost of gas sold increased $24 million due to the increase in total sales volumes in the first quarter of 2008.

The following table summarizes the variance in gas operating revenues based on the change in gas cost recoveries and margin components (in millions):

Quarter
Ended March 31,
2008 vs. 2007

Change in recoveries of cost of gas sold:
Average cost per unit	$43
Sales volumes	24
Total change in cost of gas sold	67
Change in margin:
Usage factors	6
Energy efficiency cost recovery	(2)
Other	1
Total revenue variance	$72

Usage factors includes the effect of colder temperatures compared to the first quarter of 2007, a 1% growth in the average number of gas retail customers, and influences on customer usage other than weather, such as technology, energy efficiency and economics. Changes in revenues from the recovery of energy efficiency program costs are substantially matched with corresponding changes in other operating expenses.

Regulated Operating Expenses

Other operating expenses of $104 million for the first quarter of 2008 increased $6 million compared to the first quarter of 2007 due to a $3 million increase in property insurance expense as a result of a refund in the first quarter of 2007 and a $2 million increase in fossil-fueled generation operation costs due in part to WSEC Unit 4 beginning commercial operation in June 2007. Additionally, electric distribution and gas distribution costs each increased $2 million compared to the first quarter of 2007. These increases were partially offset by a $4 million decrease in energy efficiency program costs, which was substantially matched by decreases in related electric and gas revenues.

Maintenance expense of $37 million for the first quarter of 2008 decreased $6 million compared to the first quarter of 2007 primarily due to an $8 million decrease in electric distribution maintenance as a result of $10 million incurred in the first quarter of 2007 for restoration of facilities damaged by storms.

Depreciation and amortization expense of $72 million for the first quarter of 2008 increased $2 million compared to the first quarter of 2007 due to an $8 million increase in utility plant depreciation expense as a result of additional plant in service, including WSEC Unit 4 placed in service on June 1, 2007, and wind-powered generating facilities placed in service in the fourth quarter of 2007. Regulatory expense related to a revenue sharing arrangement in Iowa decreased $6 million as a result of lower Iowa electric equity returns. Refer to the “Utility Regulatory Matters” section for an explanation of the revenue sharing arrangement.

Nonregulated Gross Margin

	Quarter
	Ended March 31,
	2008	2007

MidAmerican Energy (in millions) -
Nonregulated operating revenues	$318	$257
Less nonregulated cost of sales	299	242
Nonregulated gross margin	$19	$15

MidAmerican Funding Consolidated (in millions) -
Nonregulated operating revenues	$319	$258
Less nonregulated cost of sales	299	242
Nonregulated gross margin	$20	$16

Nonregulated electric retail sales (GWh)	2,385	2,026

Nonregulated revenues, cost of sales and gross margin for the first quarter of 2008 increased compared to the first quarter of 2007 principally due to higher average prices, costs and margins related to nonregulated electric retail sales. Additionally, nonregulated electric retail sales volumes increased 18%. Nonregulated gas revenues and cost of sales increased due to an 8% increase in related sales volumes, as well as higher average prices and costs. Gross margin for nonregulated gas sales decreased compared to the first quarter of 2007.

Non-Operating Income

MidAmerican Energy’s non-operating income for the first quarter of 2008 decreased $9 million compared to the first quarter of 2007 primarily due to a $7 million decrease in allowance for equity funds as a result of the decrease in construction work in progress from WSEC Unit 4 being placed in service in June 2007. As a regulated public utility, MidAmerican Energy is allowed to capitalize, and record as income, a cost of construction for equity funds used, based on guidelines set forth by the Federal Energy Regulatory Commission (“FERC”).

Fixed Charges

The $9 million increase in MidAmerican Energy’s interest on long-term debt for the first quarter of 2008 compared to the first quarter of 2007 was primarily due to long-term debt issuances of $650 million in June 2007 and $350 million in March 2008. MidAmerican Energy’s other interest expense decreased $3 million due to a lower balance of the Iowa revenue sharing liability. MidAmerican Energy is allowed to capitalize, and record as a reduction to fixed charges, a cost of construction for debt funds used, based on guidelines set forth by the FERC. The $3 million decrease in allowance for borrowed funds for the first quarter of 2008 was due to the decrease in construction work in progress compared to the first quarter of 2007.

Income Taxes

Federal law currently provides for federal production tax credits for energy produced by renewable electricity generation facilities, including wind-powered generation, for ten years after the in-service date. MidAmerican Energy’s income taxes for the first quarter of 2008 include $5 million of additional production tax credits compared to the first quarter of 2007 due to additional wind-powered generation.

State utility rate regulation in Iowa requires that the tax effect of certain timing differences be flowed through immediately to customers. Therefore, amounts that would otherwise have been recognized in income tax expense have been included as changes in regulatory assets. This flow-through treatment of such timing differences impacts the effective tax rates from year to year.

Liquidity and Capital Resources

MidAmerican Energy and MidAmerican Funding have available a variety of sources of liquidity and capital resources, both internal and external. These resources provide funds required for current operations, construction expenditures, dividends and distributions, debt retirement and other capital requirements.

As reflected on the Consolidated Statements of Cash Flows, MidAmerican Energy’s net cash provided by operating activities was $190 million and $215 million for the first three months of 2008 and 2007, respectively. MidAmerican Funding’s net cash provided by operating activities was $173 million and $193 million for the first three months of 2008 and 2007, respectively. The decrease in operating cash flows was due principally to growth in regulated gas and nonregulated revenue and the timing of receipts in related increased receivable balances.

Utility Construction Expenditures

MidAmerican Energy’s primary need for capital is utility construction expenditures, which totaled $204 million and $332 million for the first three months of 2008 and 2007, respectively. Utility construction expenditures for 2007 include amounts for the construction of WSEC Unit 4, which was placed into service June 1, 2007, and greater wind project expenditures than the 2008 quarter. MidAmerican Energy’s utility construction expenditures for 2008, excluding the non-cash allowance for equity funds used during construction, are estimated to be approximately $1.4 billion, which includes $898 million for the wind-powered generation projects discussed below, $110 million for emissions control equipment to address current and anticipated air quality regulations, and $392 million for ongoing operational projects, including connections for new customers and facilities to accommodate load growth. Capital expenditure needs are reviewed regularly by management and may change significantly as a result of such reviews. Estimates may change significantly at any time as a result of, among other factors, changes in rules and regulations, including environmental and nuclear, changes in income tax laws, general business conditions, load projections, the cost and efficiency of construction labor, equipment, and materials, and the cost of capital. In addition, there can be no assurance that costs related to capital expenditures will be fully recovered. MidAmerican Energy expects to meet these capital expenditure requirements with short-term borrowings, cash flows from operations and the issuance of long-term debt.

On July 27, 2007, the Iowa Utilities Board (“IUB”) approved a settlement agreement between MidAmerican Energy and the Iowa Office of Consumer Advocate (“OCA”) in conjunction with MidAmerican Energy’s ratemaking principles application for up to 540 MW (nameplate ratings) of additional wind-powered generation capacity in Iowa to be placed in service on or before December 31, 2013. All new wind-powered generation capacity up to the 540 MW will be subject to the 2007 settlement agreement, including 78 MW (nameplate ratings) placed in service in the fourth quarter of 2007 and 81 MW (nameplate ratings) placed in service in the first quarter of 2008. As of March 31, 2008, MidAmerican Energy had 489 MW (nameplate ratings) of wind-powered generation capacity in Iowa under development or construction that it expects will be placed in service by December 31, 2008, including 108 MW (nameplate ratings) not covered by the 2007 settlement agreement. The 108 MW expansion is the subject of a tentative settlement agreement between MidAmerican Energy and the OCA, which must be approved by the IUB prior to becoming effective. Generally speaking, accredited capacity ratings for wind-powered generation facilities are considerably less than the nameplate ratings due to the varying nature of wind. MidAmerican Energy continues to pursue additional cost effective wind-powered generation capacity. Refer to Note 14 of Notes to Consolidated Financial Statements included in Item 8 of MidAmerican Energy’s Annual Report on Form 10-K for the year ended December 31, 2007, for a discussion of the settlement agreement.

Refer to the “Environmental Matters” section later in MD&A for additional information regarding capital expenditures for emission control equipment.

Contractual Obligations and Commercial Commitments

Subsequent to December 31, 2007, there were no material changes outside the normal course of business in MidAmerican Energy’s and MidAmerican Funding’s contractual obligations and commercial commitments from the information provided in Item 7 of their Annual Report on Form 10-K for the year ended December 31, 2007, other than the following debt issuance.

Debt Issuance

On March 25, 2008, MidAmerican Energy issued $350 million of 5.3% Senior Notes due March 15, 2018. The proceeds are being used by MidAmerican Energy to pay construction costs, including costs for its wind-powered generation projects in Iowa, to repay short-term indebtedness and for general corporate purposes.

Debt Authorizations and Related Matters

MidAmerican Energy has authority from the FERC to issue through April 14, 2009, short-term debt in the form of commercial paper and bank notes aggregating $800 million. MidAmerican Energy currently has in place a $650 million revolving credit facility, expiring July 6, 2012, that supports its $530 million commercial paper program and its variable rate pollution control revenue obligations.

MidAmerican Energy currently has an effective registration statement with the SEC to issue up to $330 million of long-term securities. It also has authorization from the FERC to issue long-term securities totaling up to $350 million through May 14, 2009. Additionally, regarding annual and multiple year capital projects, MidAmerican Energy has authorizations, expiring May 2, 2009, and May 2, 2011, respectively, from the Illinois Commerce Commission (“ICC”) to issue up to an aggregate of $281 million of long-term debt securities. On July 11, 2007, MidAmerican Energy received authorization from the ICC to refinance prior to July 11, 2009, approximately $57 million of pollution control revenue bonds issued in 1993.

In conjunction with the March 1999 merger, MidAmerican Energy committed to the IUB to use commercially reasonable efforts to maintain an investment grade rating on its long-term debt and to maintain its common equity level above 42% of total capitalization unless circumstances beyond its control result in the common equity level decreasing to below 39% of total capitalization. MidAmerican Energy must seek the approval of the IUB of a reasonable utility capital structure if MidAmerican Energy’s common equity level decreases below 42% of total capitalization, unless the decrease is beyond the control of MidAmerican Energy. MidAmerican Energy is also required to seek the approval of the IUB if MidAmerican Energy’s equity level decreases to below 39%, even if the decrease is due to circumstances beyond the control of MidAmerican Energy. If MidAmerican Energy’s common equity level were to drop below the required thresholds, MidAmerican Energy’s ability to issue debt could be restricted. As of March 31, 2008, MidAmerican Energy’s common equity ratio was 49% computed on a basis consistent with its commitment.

MidAmerican Funding or one of its subsidiaries, including MidAmerican Energy, may from time to time seek to retire its outstanding debt through cash purchases or exchanges for other securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, may be temporary, and will depend on prevailing market conditions, the issuing company’s liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Credit Ratings Risks

As of March 31, 2008, MidAmerican Energy’s senior unsecured debt credit ratings were as follows: Fitch Ratings, “A/stable;” Moody’s Investor Service, “A2/stable;” and Standard and Poor’s, “A-/stable.”

Debt and preferred securities of MidAmerican Energy are rated by nationally recognized credit rating agencies. Assigned credit ratings are based on each rating agency’s assessment of MidAmerican Energy’s ability to, in general, meet the obligations of its issued debt or preferred securities. The credit ratings are not a recommendation to buy, sell or hold securities, and there is no assurance that a particular credit rating will continue for any given period of time. Other than the energy supply and marketing agreements discussed below, MidAmerican Energy does not have any credit agreements that require termination or a material change in collateral requirements or payment schedule in the event of a downgrade in the credit ratings of its securities.

In conjunction with its risk management activities, MidAmerican Energy must meet credit quality standards as required by counterparties. In accordance with industry practice, master agreements that govern MidAmerican Energy’s energy supply and marketing activities either specifically require it to maintain investment grade credit ratings or provide the right for counterparties to demand “adequate assurances” in the event of a material adverse change in MidAmerican Energy’s creditworthiness. If one or more of MidAmerican Energy’s credit ratings decline below investment grade, MidAmerican Energy may be required to post cash collateral, letters of credit or other similar credit support to facilitate ongoing wholesale energy supply and marketing activities. As of March 31, 2008, MidAmerican Energy’s estimated potential collateral requirements totaled approximately $194 million. MidAmerican Energy’s potential collateral requirements could fluctuate considerably due to seasonality, market price volatility and a loss of key MidAmerican Energy generating facilities or other related factors.

Environmental Matters

MidAmerican Energy is subject to federal, state and local laws and regulations with regard to air and water quality, renewable portfolio standards, hazardous and solid waste disposal and other environmental matters. The cost of complying with applicable environmental laws, regulations and rules is expected to be material to MidAmerican Energy. In particular, future mandates including those associated with addressing the issue of global climate change, may impact the operation of MidAmerican Energy generating facilities and may require MidAmerican Energy to reduce emissions at its facilities through the installation of additional emission control equipment or to purchase additional emission allowances or offsets in the future. MidAmerican Energy is not aware of any proven, commercially available technology that eliminates or captures and stores carbon dioxide emissions from coal-fired and gas-fired generation facilities, and MidAmerican Energy is uncertain when, or if, such technology will be commercially available.

Expenditures for compliance-related items such as pollution-control technologies, replacement generation, nuclear decommissioning and associated operating costs are generally incorporated into MidAmerican Energy’s routine cost structure. An inability to recover these costs from MidAmerican Energy’s customers, either through regulated rates, long-term arrangements or market prices, could adversely affect its future financial results.

MidAmerican Energy has implemented a planning process that forecasts the site-specific controls and actions that may be required to meet emissions reductions as promulgated by the EPA. The plan is designed to effectively manage its expenditures required to comply with emissions standards. On April 1, 2008, MidAmerican Energy submitted to the IUB an updated plan, as required every two years by Iowa law, which increased its estimate of required expenditures. MidAmerican Energy currently estimates that the cost of incremental capital expenditures for emission control equipment included in its plan for compliance with current air quality requirements will total approximately $360 million for January 1, 2008, through December 31, 2015. Additionally, MidAmerican Energy expects to incur significant incremental operating costs in conjunction with the utilization of the emissions control equipment. Estimates of the environmental capital and operating requirements may change significantly at any time as a result of, among other factors, changes in related regulations, prices of products used to meet the requirements and management’s strategies for achieving compliance with the regulations.

National Ambient Air Quality Standards

The EPA implements national ambient air quality standards for ozone and fine particulate matter, as well as for other criteria pollutants that set the minimum level of air quality for the United States. Areas that achieve the standards, as determined by ambient air quality monitoring, are characterized as being in attainment, while those that fail to meet the standards are designated as being nonattainment areas. Generally, sources of emissions in a nonattainment area are required to make emissions reductions. A new, more stringent standard for fine particulate matter became effective on December 18, 2006, but is under legal challenge in the United States Court of Appeals for the District of Columbia Circuit. The Iowa Department of Natural Resources recently notified emissions sources, including MidAmerican Energy’s Riverside and Louisa coal-fired generating facilities, in Scott and Muscatine counties in Iowa that the two counties have not attained the fine particulate matter standard that was adopted in December 2006. It has not yet been determined if MidAmerican Energy’s facilities contribute to the nonattainment and, if they have, what impact the nonattainment designation may have on the operation of MidAmerican Energy’s facilities.

Refer to the Environmental Regulations section of Item 1 in MidAmerican Energy’s Annual Report on Form 10-K for the year ended December 31, 2007, for a detailed discussion of environmental standards affecting MidAmerican Energy.

New Accounting Pronouncements

For a discussion of new accounting pronouncements affecting MidAmerican Energy and MidAmerican Funding, refer to Note 2 of Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q.

Critical Accounting Policies and Estimates

Certain accounting policies require management to make estimates and judgments concerning transactions that will be settled in the future. Amounts recognized in the Consolidated Financial Statements from such estimates are necessarily based on numerous assumptions involving varying and potentially significant degrees of judgment and uncertainty. Accordingly, the amounts currently reflected in the Consolidated Financial Statements will likely increase or decrease in the future as additional information becomes available. Estimates are used for, but not limited to, the accounting for the effects of certain types of regulation, derivatives, impairment of long-lived assets and goodwill, pension and other postretirement obligations, income taxes and revenue recognition - unbilled revenue. For additional discussion of MidAmerican Energy’s and MidAmerican Funding’s critical accounting policies, see Item 7 of their Annual Report on Form 10-K for the year ended December 31, 2007. MidAmerican Energy’s and MidAmerican Funding’s critical accounting policies have not changed materially since December 31, 2007.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Refer to Note 3 of Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q for disclosure of MidAmerican Energy’s derivative positions as of March 31, 2008 and December 31, 2007. For quantitative and qualitative disclosures about market risk affecting MidAmerican Energy and MidAmerican Funding, see Item 7A of their Annual Report on Form 10-K for the year ended December 31, 2007. MidAmerican Energy’s and MidAmerican Funding’s exposure to market risk and their management of such risk has not changed materially since December 31, 2007.

Item 4.	Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, MidAmerican Energy and MidAmerican Funding each carried out an evaluation, under the supervision and with the participation of their respective management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of their respective disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, each company’s management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), concluded that their respective disclosure controls and procedures are effective in timely alerting them to material information relating to MidAmerican Funding or MidAmerican Energy, respectively, required to be included in their respective periodic SEC filings. There has been no change in MidAmerican Funding’s or MidAmerican Energy’s internal control over financial reporting during the quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, their respective internal control over financial reporting.

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

Two lawsuits naming MidAmerican Energy as a third party defendant filed by CenterPoint in the U.S. District Court, District of Minnesota, related to this incident have also been settled. CenterPoint sought reimbursement of all sums associated with it’s replacement of all service lines in the MidAmerican Energy predecessor company’s properties located in Minnesota at a cost of approximately $39 million according to publicly available reports. MidAmerican Energy made immaterial payments to CenterPoint and its insurer, and the court dismissed the complaints in March 2008.

Other than the litigation described above, MidAmerican Funding and its subsidiaries currently have no material legal proceedings. Information regarding MidAmerican Energy’s regulatory and environmental matters is included in the “Utility Regulatory Matters” and “Environmental Matters” sections, respectively, of Item 7 in its Annual Report on Form 10-K for the year ended December 31, 2007.

Item 1A.	Risk Factors

There has been no material change to MidAmerican Funding’s or MidAmerican Energy’s risk factors from those disclosed in Item 1A of their Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The exhibits listed on the accompanying Exhibit Index are filed as a part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDAMERICAN FUNDING, LLC
MIDAMERICAN ENERGY COMPANY
Registrants

Date: May 2, 2008	/s/ Thomas B. Specketer
Thomas B. Specketer
Vice President and Controller
of MidAmerican Funding, LLC
and MidAmerican Energy Company
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

MidAmerican Energy

15	Awareness Letter of Independent Registered Public Accounting Firm

31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

MidAmerican Funding

31.3	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.3	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002