Form 10-Q
period 2008-06-30
MIDAMERICAN ENERGY CO; MIDAMERICAN FUNDING LLC
filed 2008-08-08
CIK 928576, 1098296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

or

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
Yes  ☐                      No  ☒

All of the member’s equity of MidAmerican Funding, LLC was held by its parent company, MidAmerican Energy Holdings Company as of July 31, 2008.

All common stock of MidAmerican Energy Company is held by its parent company, MHC Inc., which is a direct, wholly owned subsidiary of MidAmerican Funding, LLC. As of July 31, 2008, 70,980,203 shares of MidAmerican Energy Company common stock, without par value, were outstanding.

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
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Energy Company and subsidiary (the “Company”) as of June 30, 2008, and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2008 and 2007, and of cash flows for the six-month periods ended June 30, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.

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
August 8, 2008

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In millions)

	As of
	June 30,	December 31,
	2008	2007
ASSETS
Utility Plant, Net
Electric	$7,748	$7,473
Gas	1,112	1,086
	8,860	8,559
Accumulated depreciation and amortization	(3,336)	(3,237)
	5,524	5,322
Construction work in progress	551	386
	6,075	5,708
Current Assets
Cash and cash equivalents	75	11
Receivables, net	578	485
Inventories	106	133
Other	108	39
	867	668
Other Assets
Investments and nonregulated property, net	457	478
Regulatory assets	330	268
Other	126	129
	913	875
Total Assets	$7,855	$7,251

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholder’s equity	$2,465	$2,288
Preferred securities	30	30
Long-term debt, excluding current portion	2,819	2,470
	5,314	4,788
Current Liabilities
Notes payable	-	86
Current portion of long-term debt	-	1
Accounts payable	349	408
Taxes accrued	107	85
Interest accrued	44	41
Other	138	76
	638	697
Other Liabilities
Deferred income taxes	623	517
Investment tax credits	37	38
Asset retirement obligations	199	182
Regulatory liabilities	800	793
Other	244	236
	1,903	1,766
Total Capitalization and Liabilities	$7,855	$7,251

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In millions)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Operating Revenues
Regulated electric	$492	$467	$975	$947
Regulated gas	280	209	851	708
Nonregulated	307	293	625	550
	1,079	969	2,451	2,205
Operating Expenses
Regulated:
Cost of fuel, energy and capacity	189	176	365	373
Cost of gas sold	232	161	712	574
Other operating expenses	97	102	201	200
Maintenance	61	42	98	85
Depreciation and amortization	77	76	149	145
Property and other taxes	26	25	51	50
	682	582	1,576	1,427
Nonregulated:
Cost of sales	289	269	588	511
Other	5	5	9	9
	294	274	597	520
Total operating expenses	976	856	2,173	1,947

Operating Income	103	113	278	258

Non-Operating Income
Interest and dividend income	2	1	3	2
Allowance for equity funds	7	11	11	22
Other income	4	2	4	4
Other expense	(1)	(1)	(2)	(2)
	12	13	16	26
Fixed Charges
Interest on long-term debt	40	26	75	52
Other interest expense	1	3	2	7
Allowance for borrowed funds	(3)	(5)	(6)	(11)
	38	24	71	48

Income Before Income Taxes	77	102	223	236
Income Taxes	17	28	56	70

Net Income	60	74	167	166
Preferred Dividends	1	1	1	1

Earnings on Common Stock	$59	$73	$166	$165

The accompanying notes are an integral part of these financial statements.

 MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Six Months
	Ended June 30,
	2008	2007

Net Cash Flows From Operating Activities
Net income	$167	$166
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	149	146
Deferred income taxes and investment tax credit, net	92	(2)
Amortization of other assets and liabilities	14	13
Impact of changes in working capital-
Receivables, net	(98)	(22)
Inventories	27	45
Accounts payable	8	23
Taxes accrued	5	62
Other current assets and liabilities	11	(7)
Other, net	(14)	(13)
Net cash flows from operating activities	361	411

Net Cash Flows From Investing Activities
Utility construction expenditures	(560)	(656)
Purchases of available-for-sale securities	(72)	(102)
Proceeds from sales of available-for-sale securities	69	82
Other, net	2	5
Net cash flows from investing activities	(561)	(671)

Net Cash Flows From Financing Activities
Dividends paid	(1)	(1)
Proceeds from long-term debt	349	649
Retirement of long-term debt	-	(1)
Net change in notes payable	(86)	-
Other, net	2	(2)
Net cash flows from financing activities	264	645

Net Change in Cash and Cash Equivalents	64	385
Cash and Cash Equivalents at Beginning of Period	11	9
Cash and Cash Equivalents at End of Period	$75	$394

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	General

MidAmerican Energy Company (“MidAmerican Energy”) is a public utility with electric and natural gas operations and is the principal subsidiary of MHC Inc. MHC Inc. is the direct wholly owned subsidiary of MidAmerican Funding, LLC (“MidAmerican Funding”), which is an Iowa limited liability company with MidAmerican Energy Holdings Company (“MEHC”) as its sole member. MEHC is a consolidated subsidiary of Berkshire Hathaway Inc.

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and U.S. Securities and Exchange Commission rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for the fair presentation of its financial statements as of June 30, 2008, and for the three and six months ended June 30, 2008 and 2007. The results of operations for the three and six months ended June 30, 2008, are not necessarily indicative of the results to be expected for the full year.

The unaudited Consolidated Financial Statements include the accounts of MidAmerican Energy and the subsidiary in which it holds a controlling financial interest. Intercompany accounts and transactions have been eliminated, other than those between rate-regulated operations.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in MidAmerican Energy’s Annual Report on Form 10-K for the year ended December 31, 2007, describes the most significant accounting estimates and policies used in the preparation of the Consolidated Financial Statements. There have been no significant changes in MidAmerican Energy’s assumptions regarding significant accounting policies during the first six months of 2008.

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

The following table summarizes the various derivative mark-to-market positions included in the Consolidated Balance Sheet as of June 30, 2008 (in millions):

					Accumulated
				Regulatory	Other
	Derivative Net Assets (Liabilities)			Net Assets	Comprehensive
	Assets	Liabilities	Net	(Liabilities)	(Income) Loss(1)

Regulated electric	$2	$(80)	$(78)	$78	$-
Regulated gas	24	(2)	22	(22)	-
Nonregulated	52	(27)	25	-	(27)
Total	$78	$(109)	$(31)	$56	$(27)

Current	$67	$(91)	$(24)
Non-current	11	(18)	(7)
Total	$78	$(109)	$(31)

(1)	Before income taxes.

The following table summarizes the various derivative mark-to-market positions included in the Consolidated Balance Sheet as of December 31, 2007 (in millions):

					Accumulated
				Regulatory	Other
	Derivative Net Assets (Liabilities)			Net Assets	Comprehensive
	Assets	Liabilities	Net	(Liabilities)	(Income) Loss(1)

Regulated electric	$6	$(9)	$(3)	$3	$-
Regulated gas	5	(19)	(14)	17	-
Nonregulated	13	(12)	1	-	(1)
Total	$24	$(40)	$(16)	$20	$(1)

Current	$22	$(38)	$(16)
Non-current	2	(2)	-
Total	$24	$(40)	$(16)

(1)	Before income taxes.

(4)	Commitments and Contingencies

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

Other Commitments and Contingencies

MidAmerican Energy is a party in a variety of legal actions or claims arising out of the normal course of business. Plantiffs occasionally seek punitive or exemplary damages. MidAmerican Energy does not believe that such normal and routine matters will have a material effect on its financial results.

(5)	Employee Benefit Plans

MidAmerican Energy sponsors a noncontributory defined benefit pension plan covering substantially all employees of MEHC and its domestic energy subsidiaries other than PacifiCorp. MidAmerican Energy also sponsors certain postretirement health care and life insurance benefits covering substantially all retired employees of MEHC and its domestic energy subsidiaries other than PacifiCorp. Net periodic benefit cost for the pension, including supplemental executive retirement plans, and other postretirement benefit plans included the following components (in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Pension
Service cost	$6	$6	$13	$12
Interest cost	10	9	20	19
Expected return on plan assets	(12)	(10)	(23)	(20)
Net amortization	1	1	1	2
Net periodic benefit cost	$5	$6	$11	$13

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Other Postretirement
Service cost	$1	$3	$3	$4
Interest cost	3	5	7	9
Expected return on plan assets	(4)	(6)	(8)	(9)
Net amortization	1	1	1	1
Net periodic benefit cost	$1	$3	$3	$5

Employer contributions to the pension and other postretirement plans are expected to be $7 million and $14 million, respectively, in 2008. As of June 30, 2008, $3 million and $8 million of contributions had been made to the pension and other postretirement plans, respectively.

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

The following table presents MidAmerican Energy’s assets and liabilities recognized in the Consolidated Balance Sheet and measured at fair value on a recurring basis as of June 30, 2008 (in millions):

	Input Levels for Fair Value Measurements
Description	Level 1	Level 2	Level 3	Other(1)	Total

Assets(2)
Available-for-sale securities	$184	$74	$31	$-	$289
Commodity derivatives	35	61	6	(24)	78
	$219	$135	$37	$(24)	$367

Liabilities
Commodity derivatives	$(5)	$(98)	$(30)	$24	$(109)

(1)	Represents netting under master netting arrangements.

(2)	Does not include investments in either pension or other postretirement plan assets.

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

MidAmerican Energy uses various commodity derivative instruments, including forward contracts, futures, options, swaps and other over-the-counter agreements. The fair value of commodity derivatives is determined using unadjusted quoted prices for identical instruments on the applicable exchange in which MidAmerican Energy transacts. When quoted prices for identical instruments are not available, MidAmerican Energy uses forward price curves derived from market price quotations, when available, or internally developed and commercial models, with internal and external fundamental data inputs. Market price quotations are obtained from independent energy brokers, exchanges, direct communication with market participants and actual transactions executed by MidAmerican Energy. Market price quotations for certain major electricity and natural gas trading hubs are generally readily obtainable for the applicable term of MidAmerican Energy’s outstanding commodity derivative instruments, and therefore, MidAmerican Energy’s forward price curves for those locations and periods reflect observable market quotes. Market price quotations for other electricity and natural gas trading hubs are not as readily obtainable or the instrument is not actively traded. Given that limited market data exists for these instruments, MidAmerican Energy uses forward price curves derived from internal models based on perceived pricing relationships to major trading hubs that are based on significant unobservable inputs.

The following table reconciles the beginning and ending balances of MidAmerican Energy’s assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Three Months Ended June 30, 2008		Six Months Ended June 30, 2008
	Available- For-Sale Securities	Commodity Derivatives	Available- For-Sale Securities	Commodity Derivatives

Beginning balance	$36	$(13)	$40	$-
Changes included in earnings(1)	-	(10)	-	(20)
Unrealized gains (losses) included in regulatory assets and liabilities	-	(1)	-	(5)
Unrealized gains (losses) included in other comprehensive income	(5)	-	(9)	1
Ending balance	$31	$(24)	$31	$(24)

(1)
Changes included in earnings are reported as nonregulated revenues in the Consolidated Statement of Operations. Net unrealized losses included in earnings for the three and six months ended related to commodity derivatives held at June 30, 2008, totaled $10 million and $16 million, respectively.

(7)	Comprehensive Income and Components of Accumulated Other Comprehensive Income, Net

The components of comprehensive income are as follows (in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Earnings on common stock	$59	$73	$166	$165
Other comprehensive income (loss):
Fair value adjustment on cash flow hedges, net of tax of $2, $(4), $10 and $7	5	(8)	16	10
Unrealized losses on available-for-sale securities, net of tax of $(2), $-, $(4) and $-	(3)	-	(5)	-
Total other comprehensive income (loss)	2	(8)	11	10

Comprehensive income	$61	$65	$177	$175

Accumulated other comprehensive income, net is included in the Consolidated Balance Sheets in common shareholder’s equity and consists of the following components (in millions):

	As of
	June 30,	December 31,
	2008	2007

Fair value adjustment on cash flow hedges, net of tax of $10 and $-	$17	$1
Unrealized losses on available-for-sale securities, net of tax of $(4) and $-	(5)	-
Total accumulated other comprehensive income, net	$12	$1

(8)	Segment Information

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

The following tables provide information on a reportable operating segment basis (in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Segment Profit Information
Operating revenues:
Regulated electric	$492	$467	$975	$947
Regulated gas	280	209	851	708
Nonregulated energy	307	293	625	550
Total	$1,079	$969	$2,451	$2,205

Depreciation and amortization:
Regulated electric	$69	$68	$133	$130
Regulated gas	8	8	16	15
	$77	$76	$149	$145

Operating income:
Regulated electric	$89	$94	$205	$189
Regulated gas	3	1	48	42
Nonregulated energy	11	18	25	27
Total	$103	$113	$278	$258

Earnings on common stock:
Regulated electric	$55	$64	$124	$128
Regulated gas	-	(1)	24	22
Nonregulated energy	4	10	18	15
Total	$59	$73	$166	$165

	As of
	June 30,	December 31,
	2008	2007
Segment Asset Information
Total assets:
Regulated electric	$6,749	$6,110
Regulated gas	839	938
Nonregulated energy	267	203
Total	$7,855	$7,251

(9)	Recent Debt Transactions

On July 1, 2008, the Iowa Finance Authority issued $45 million of variable-rate tax-exempt bonds due July 1, 2038, the proceeds of which were loaned to MidAmerican Energy to pay environmental construction costs. Also on July 1, 2008, the Iowa Finance Authority issued $57 million of variable-rate tax-exempt bonds due May 1, 2023, to refinance $57 million of pollution control revenue bonds issued on behalf of MidAmerican Energy in 1993, which are reflected on the Consolidated Balance Sheet as of June 30, 2008. MidAmerican Energy is contractually responsible for the timely payment of principal and interest on these variable-rate tax-exempt bonds.

On April 1, 2008, MidAmerican Energy increased its unsecured revolving credit facility, expiring July 1, 2012, from $500 million to $650 million. As of June 30, 2008, the unsecured revolving credit facility supported MidAmerican Energy’s $455 million commercial paper program and its variable-rate tax-exempt bonds.

On March 25, 2008, MidAmerican Energy issued $350 million of 5.3% Senior Notes due March 15, 2018. The proceeds are being used by MidAmerican Energy to pay construction costs, including costs for its wind-powered generation projects in Iowa, to repay short-term indebtedness and for general corporate purposes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Member
MidAmerican Funding, LLC
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Funding, LLC and subsidiaries (the “Company”) as of June 30, 2008, and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2008 and 2007, and of cash flows for the six-month periods ended June 30, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.

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
August 8, 2008

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In millions)

	As of
	June 30,	December 31,
	2008	2007
ASSETS
Utility Plant, Net
Electric	$7,748	$7,473
Gas	1,112	1,086
	8,860	8,559
Accumulated depreciation and amortization	(3,336)	(3,237)
	5,524	5,322
Construction work in progress	551	386
	6,075	5,708
Current Assets
Cash and cash equivalents	76	12
Receivables, net	583	490
Inventories	106	133
Other	108	40
	873	675
Other Assets
Investments and nonregulated property, net	471	494
Goodwill	1,270	1,270
Regulatory assets	330	268
Other	126	129
	2,197	2,161
Total Assets	$9,145	$8,544

CAPITALIZATION AND LIABILITIES
Capitalization
Member’s equity	$2,988	$2,825
MidAmerican Energy preferred securities	30	30
Long-term debt, excluding current portion	3,344	3,170
	6,362	6,025
Current Liabilities
Notes payable	-	86
Note payable to affiliate	45	33
Current portion of long-term debt	175	1
Accounts payable	349	408
Taxes accrued	108	86
Interest accrued	60	57
Other	138	76
	875	747
Other Liabilities
Deferred income taxes	614	509
Investment tax credits	37	38
Asset retirement obligations	199	182
Regulatory liabilities	800	793
Other	258	250
	1,908	1,772
Total Capitalization and Liabilities	$9,145	$8,544

The accompanying notes are an integral part of these financial statements

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In millions)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Operating Revenues
Regulated electric	$492	$467	$975	$947
Regulated gas	280	209	851	708
Nonregulated	309	295	628	553
	1,081	971	2,454	2,208
Operating Expenses
Regulated:
Cost of fuel, energy and capacity	189	176	365	373
Cost of gas sold	232	161	712	574
Other operating expenses	97	102	201	200
Maintenance	61	42	98	85
Depreciation and amortization	77	76	149	145
Property and other taxes	26	25	51	50
	682	582	1,576	1,427
Nonregulated:
Cost of sales	290	270	589	512
Other	5	6	10	11
	295	276	599	523
Total operating expenses	977	858	2,175	1,950

Operating Income	104	113	279	258

Non-Operating Income
Interest and dividend income	2	1	3	2
Allowance for equity funds	7	11	11	22
Other income	4	3	5	5
Other expense	(1)	(1)	(2)	(2)
	12	14	17	27

Fixed Charges
Interest on long-term debt	51	37	98	75
Other interest expense	-	4	2	8
Preferred dividends of subsidiaries	1	1	1	1
Allowance for borrowed funds	(3)	(5)	(6)	(11)
	49	37	95	73

Income Before Income Taxes	67	90	201	212
Income Taxes	14	24	48	61

Net Income	$53	$66	$153	$151

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Six Months
	Ended June 30,
	2008	2007

Net Cash Flows From Operating Activities
Net income	$153	$151
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	149	146
Deferred income taxes and investment tax credit, net	92	(3)
Amortization of other assets and liabilities	14	13
Impact of changes in working capital -
Receivables, net	(98)	(30)
Inventories	27	45
Accounts payable	8	28
Taxes accrued	5	63
Other current assets and liabilities	12	(7)
Other, net	(12)	(11)
Net cash flows from operating activities	350	395

Net Cash Flows From Investing Activities
Utility construction expenditures	(560)	(656)
Purchases of available-for-sale securities	(72)	(102)
Proceeds from sales of available-for-sale securities	69	82
Other, net	1	5
Net cash flows from investing activities	(562)	(671)

Net Cash Flows From Financing Activities
Proceeds from long-term debt	349	649
Retirement of long-term debt	-	(1)
Net increase in note payable to affiliate	12	15
Net change in notes payable	(86)	-
Other, net	1	(2)
Net cash flows from financing activities	276	661

Net Change in Cash and Cash Equivalents	64	385
Cash and Cash Equivalents at Beginning of Period	12	9
Cash and Cash Equivalents at End of Period	$76	$394

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and U.S. Securities and Exchange Commission rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for the fair presentation of its financial statements as of June 30, 2008, and for the three and six months ended June 30, 2008 and 2007. The results of operations for the three and six months ended June 30, 2008, are not necessarily indicative of the results to be expected for the full year.

The unaudited Consolidated Financial Statements include the accounts of MidAmerican Funding and its subsidiaries in which it holds a controlling financial interest. Intercompany accounts and transactions have been eliminated, other than those between rate-regulated operations.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in MidAmerican Funding’s Annual Report on Form 10-K for the year ended December 31, 2007, describes the most significant accounting estimates and policies used in the preparation of the Consolidated Financial Statements. There have been no significant changes in MidAmerican Funding’s assumptions regarding significant accounting policies during the first six months of 2008.

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

Other Commitments and Contingencies

MidAmerican Funding is a party in a variety of legal actions or claims arising out of the normal course of business. Plantiffs occasionally seek punitive or exemplary damages. MidAmerican Funding does not believe that such normal and routine matters will have a material effect on its financial results.

(5)	Employee Benefit Plans

Refer to Note 5 of MidAmerican Energy’s Notes to Consolidated Financial Statements for information regarding MidAmerican Funding’s employee benefit plans.

(6)	Fair Value Measurements

Refer to Note 6 of MidAmerican Energy’s Notes to Consolidated Financial Statements for information regarding MidAmerican Funding’s fair value measurements.  In addition to MidAmerican Energy’s financial instruments recorded at fair value, MidAmerican Funding had $3 million of other trust securities as of June 30, 2008, which are categorized as Level 2 assets.

(7)	Comprehensive Income and Components of Accumulated Other Comprehensive Income, Net

The components of comprehensive income are as follows (in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Net income	$53	$66	$153	$151
Other comprehensive income (loss):
Fair value adjustment on cash flow hedges, net of tax of $2, $(4), $10 and $7	5	(8)	16	10
Unrealized losses on available-for-sale securities, net of tax of $(2), $-, $(4) and $-	(3)	-	(5)	-
Total other comprehensive income (loss)	2	(8)	11	10

Comprehensive income	$55	$58	$164	$161

Accumulated other comprehensive income, net is included in the Consolidated Balance Sheets in member’s equity and consists of the following components (in millions):

	As of
	June 30,	December 31,
	2008	2007

Fair value adjustment on cash flow hedges, net of tax of $10 and $-	$17	$1
Unrealized losses on available-for-sale securities, net of tax of $(4) and $-	(5)	-
Total accumulated other comprehensive income, net	$12	$1

(8)	Segment Information

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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Segment Profit Information
Operating revenues:
Regulated electric	$492	$467	$975	$947
Regulated gas	280	209	851	708
Nonregulated energy	307	293	625	550
Other	2	2	3	3
Total	$1,081	$971	$2,454	$2,208

Depreciation and amortization:
Regulated electric	$69	$68	$133	$130
Regulated gas	8	8	16	15
	$77	$76	$149	$145

Operating income:
Regulated electric	$89	$94	$205	$189
Regulated gas	3	1	48	42
Nonregulated energy	11	18	25	27
Other	1	-	1	-
Total	$104	$113	$279	$258

Net income:
Regulated electric	$55	$64	$124	$128
Regulated gas	-	(1)	24	22
Nonregulated energy	4	10	18	15
Other	(6)	(7)	(13)	(14)
Total	$53	$66	$153	$151

	As of
	June 30,	December 31,
	2008	2007
Segment Asset Information
Total assets(1):
Regulated electric	$7,940	$7,301
Regulated gas	917	1,017
Nonregulated energy	267	203
Other	21	23
Total	$9,145	$8,544

(1)	Total assets by operating segment reflect the assignment of goodwill to applicable reporting units.

(9)	Recent Debt Transactions

Refer to Note 9 of MidAmerican Energy’s Notes to Consolidated Financial Statements for information regarding MidAmerican Funding’s recent debt transactions.

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

•	the outcome of general rate cases and other proceedings conducted by regulatory commissions or other governmental and legal bodies;

•	changes in economic, industry or weather conditions, as well as demographic trends, that could affect customer growth and usage or supply of electricity and gas;

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

•	the impact of new accounting pronouncements or changes in current accounting estimates and assumptions on financial results;

•	other risks or unforeseen events, including litigation and wars, the effects of terrorism, embargos and other catastrophic events; and

•
other business or investment considerations that may be disclosed from time to time in MidAmerican Funding’s or MidAmerican Energy’s filings with the United States Securities and Exchange Commission (“SEC”) or in other publicly disseminated written documents.

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

Results of Operations for the Three Months Ended June 30, 2008 and 2007

Overview

MidAmerican Energy’s earnings on common stock decreased $14 million to $59 million for the second quarter of 2008 compared to $73 million for the second quarter of 2007 due to increased interest costs resulting from the issuance of long-term debt principally to fund MidAmerican Energy’s construction of additional wind-powered generation capacity in Iowa and a decrease in allowances for equity and borrowed funds used during construction as a result of Walter Scott, Jr. Energy Center Unit No. 4 (“WSEC Unit 4”) commencing commercial operation in June 2007. Additionally, MidAmerican Energy had lower nonregulated margins and increased maintenance expense due to generation plant outages and emergency response and restoration related to storms and floods in the second quarter of 2008, partially offset by higher regulated electric margins. MidAmerican Funding’s net income decreased $13 million to $53 million for the second quarter of 2008 compared to $66 million for the second quarter of 2007.

Regulated Electric Gross Margin

	Three Months
	Ended June 30,
	2008	2007
Gross margin (in millions):
Operating revenues	$492	$467
Less cost of fuel, energy and capacity	189	176
Electric gross margin	$303	$291

Sales (Gigawatt hours (“GWh”)):
Retail	5,012	5,082
Wholesale	3,536	2,898
Total	8,548	7,980

Electric gross margin for the second quarter of 2008 increased $12 million compared to the second quarter of 2007. Gross margin on electric wholesale sales, which include sales of energy to markets operated by regional transmission organizations, other utilities, municipalities and marketers inside and outside of MidAmerican Energy’s balancing authority area, increased $15 million, while gross margin on electric retail sales decreased $3 million. Electric wholesale and retail gross margins were positively affected by a decrease in the average cost of electricity compared to the second quarter of 2007 due principally to the addition of WSEC Unit 4 in June 2007 and 288 MW (nameplate ratings) of wind-powered generation placed in service in the fourth quarter of 2007 and the first six months of 2008. The decrease in electric retail gross margin was primarily attributable to unfavorable weather conditions compared to the second quarter of 2007.

Regulated Gas Gross Margin

	Three Months
	Ended June 30,
	2008	2007
Gross margin (in millions):
Operating revenues	$280	$209
Less cost of gas sold	232	161
Gas gross margin	$48	$48

Sales (000’s decatherms (“Dths”)):
Retail	11,565	10,953
Wholesale	11,011	10,759
Total	22,576	21,712

Regulated gas revenues include purchased gas adjustment clauses through which MidAmerican Energy is allowed to recover the cost of gas sold from its retail gas utility customers. Consequently, fluctuations in the cost of gas sold do not directly affect gross margin or net income because revenues reflect comparable fluctuations through the purchased gas adjustment clauses. Compared to the second quarter of 2007, MidAmerican Energy’s average per-unit cost of gas sold increased 38%, resulting in a $65 million increase in gas revenues and cost of gas sold for the second quarter of 2008. Regulated gas revenues and cost of gas sold increased $6 million due to the increase in total sales volumes in the second quarter of 2008.

The following table summarizes the variance in gas operating revenues based on the change in gas cost recoveries and margin components (in millions):

Three Months
Ended June 30,
2008 vs. 2007
Change in recoveries of cost of gas sold:
Average cost per unit	$65
Sales volumes	6
Total change in cost of gas sold	71
Change in margin:
Usage factors	1
Energy efficiency cost recovery	(2)
Other	1
Total revenue variance	$71

Usage factors includes the effect of colder temperatures compared to the second quarter of 2007 and influences on customer usage other than weather, such as technology, energy efficiency and economics. Changes in revenues from the recovery of energy efficiency program costs are substantially matched with corresponding changes in other operating expenses.

Regulated Operating Expenses

Other operating expenses of $97 million for the second quarter of 2008 decreased $5 million compared to the second quarter of 2007 due to a $3 million decrease in pension and other postretirement costs resulting from lower annual cost estimates, a $2 million decrease in property insurance expense as a result of a refund in the second quarter of 2008 and a $2 million decrease in energy efficiency program costs, which was substantially matched by decreases in related electric and gas revenues. Fossil-fueled generation operation costs increased $2 million due in part to WSEC Unit 4 beginning commercial operation in June 2007.

Maintenance expense of $61 million for the second quarter of 2008 increased $19 million compared to the second quarter of 2007 principally due to an $11 million increase in fossil-fueled generation plant maintenance as a result of outages. Additionally, emergency response and restoration costs increased $7 million compared to the second quarter of 2007 due to intense storms and extensive flooding in the second quarter of 2008.

Depreciation and amortization expense of $77 million for the second quarter of 2008 increased $1 million compared to the second quarter of 2007 due to a $9 million increase in utility plant depreciation expense as a result of additional plant in service, including WSEC Unit 4 placed in service on June 1, 2007, and wind-powered generating facilities placed in service in the fourth quarter of 2007 and the first quarter of 2008. Regulatory expense related to a revenue sharing arrangement in Iowa decreased $8 million as a result of lower Iowa electric equity returns. Refer to the “Utility Regulatory Matters” section of Item 7 in MidAmerican Energy’s Annual Report on Form 10-K for the year ended December 31, 2007, for an explanation of the revenue sharing arrangement.

Nonregulated Gross Margin

	Three Months
	Ended June 30,
	2008	2007
MidAmerican Energy (in millions) -
Nonregulated operating revenues	$307	$293
Less nonregulated cost of sales	289	269
Nonregulated gross margin	$18	$24

MidAmerican Funding Consolidated (in millions) -
Nonregulated operating revenues	$309	$295
Less nonregulated cost of sales	290	270
Nonregulated gross margin	$19	$25

Nonregulated electric retail sales (GWh)	2,267	2,661

Nonregulated revenues and cost of sales for the second quarter of 2008 increased compared to the second quarter of 2007 principally due to higher average prices and costs for nonregulated gas sales and a 16% increase in related sales volumes.  Nonregulated electric retail revenues and cost of sales decreased compared to the second quarter of 2007 due to a 15% reduction in related sales volumes resulting primarily from a decrease in the number of customers due to the competitive environment in Illinois. The impact of the decrease in electric retail sales volumes was partially offset by higher prices and costs. Nonregulated gross margin decreased $6 million for the second quarter of 2008 due primarily to a lower gross margin on nonregulated electric retail sales as a result of increased costs of electricity and the reduction in electric retail sales volumes.

Non-Operating Income

MidAmerican Energy’s non-operating income for the second quarter of 2008 decreased $1 million compared to the second quarter of 2007 primarily due to a $4 million decrease in allowance for equity funds as a result of the decrease in construction work in progress from WSEC Unit 4 being placed in service in June 2007. As a regulated public utility, MidAmerican Energy is allowed to capitalize, and record as income, a cost of construction for equity funds used, based on guidelines set forth by the Federal Energy Regulatory Commission (“FERC”).

Fixed Charges

The $14 million increase in MidAmerican Energy’s interest on long-term debt for the second quarter of 2008 compared to the second quarter of 2007 was primarily due to long-term debt issuances of $650 million in June 2007 and $350 million in March 2008. MidAmerican Energy’s other interest expense decreased $2 million due to a lower balance of the Iowa revenue sharing liability. MidAmerican Energy is allowed to capitalize, and record as a reduction to fixed charges, a cost of construction for debt funds used, based on guidelines set forth by the FERC. The $2 million decrease in allowance for borrowed funds for the second quarter of 2008 was due to the decrease in construction work in progress compared to the second quarter of 2007.

Income Taxes

Income tax expense decreased $11 million to $17 million for the second quarter of 2008 with an effective tax rate of 22% compared to 27% for the second quarter of 2007.

Federal law currently provides for federal production tax credits for energy produced by renewable electricity generation facilities, including wind-powered generation, for ten years after the in-service date. MidAmerican Energy’s income taxes for the second quarter of 2008 include $3 million of additional production tax credits compared to the second quarter of 2007 due to additional wind-powered generation.

State utility rate regulation in Iowa requires that the tax effect of certain timing differences be flowed through immediately to customers. Therefore, amounts that would otherwise have been recognized in income tax expense have been included as changes in regulatory assets. This flow-through treatment of such timing differences impacts the effective tax rates from year to year.

Results of Operations for the Six Months Ended June 30, 2008 and 2007

Overview

MidAmerican Energy’s earnings on common stock increased $1 million to $166 million for the first six months of 2008 compared to $165 million for the first six months of 2007 due to improved margins on regulated electric sales primarily as a result of WSEC Unit 4 commencing commercial operation in June 2007 and to the addition of wind-powered generation capacity in Iowa. The increase in regulated electric margins was substantially offset by increased interest costs resulting from the issuance of long-term debt principally to fund MidAmerican Energy’s construction of additional wind-powered generation capacity in Iowa and by a decrease in allowances for equity and borrowed funds used during construction as a result of WSEC Unit 4 being placed in service. Additionally, MidAmerican Energy incurred increased maintenance expense due to generation plant outages. MidAmerican Funding’s net income increased $2 million to $153 million for the first six months of 2008 compared to $151 million for the first six months of 2007.

Regulated Electric Gross Margin

	Six Months
	Ended June 30,
	2008	2007
Gross margin (in millions):
Operating revenues	$975	$947
Less cost of fuel, energy and capacity	365	373
Electric gross margin	$610	$574

Sales (Gigawatt hours (“GWh”)):
Retail	10,248	10,056
Wholesale	7,178	6,392
Total	17,426	16,448

Electric gross margin for the first six months of 2008 increased $36 million compared to the first six months of 2007. Gross margin on electric wholesale sales, which include sales of energy to markets operated by regional transmission organizations, other utilities, municipalities and marketers inside and outside of MidAmerican Energy’s balancing authority area, increased $34 million, while gross margin on electric retail sales increased $2 million. The improved gross margins were primarily attributable to a decrease in the average cost of electricity compared to the first six months of 2007 due principally to the addition of WSEC Unit 4 in June 2007 and 288 MW (nameplate ratings) of wind-powered generation placed in service in the fourth quarter of 2007 and the first six months of 2008. Electric retail sales volumes reflect customer growth offset primarily by the impact of unfavorable weather conditions compared to the first six months of 2007. Additionally, sales of renewable energy credits contributed $3 million to the improvement in electric retail gross margin but were substantially offset by a decrease in revenues from the recovery of energy efficiency program costs.

Regulated Gas Gross Margin

	Six Months
	Ended June 30,
	2008	2007
Gross margin (in millions):
Operating revenues	$851	$708
Less cost of gas sold	712	574
Gas gross margin	$139	$134

Sales (000’s decatherms (“Dths”)):
Retail	53,065	47,564
Wholesale	21,915	23,670
Total	74,980	71,234

Regulated gas revenues include purchased gas adjustment clauses through which MidAmerican Energy is allowed to recover the cost of gas sold from its retail gas utility customers. Consequently, fluctuations in the cost of gas sold do not directly affect gross margin or net income because revenues reflect comparable fluctuations through the purchased gas adjustment clauses. Compared to the first six months of 2007, MidAmerican Energy’s average per-unit cost of gas sold increased 18%, resulting in a $108 million increase in gas revenues and cost of gas sold for the first six months of 2008. Regulated gas revenues and cost of gas sold increased $30 million due to the increase in total sales volumes in the first six months of 2008.

The following table summarizes the variance in gas operating revenues based on the change in gas cost recoveries and margin components (in millions):

Six Months
Ended June 30,
2008 vs. 2007
Change in recoveries of cost of gas sold:
Average cost per unit	$108
Sales volumes	30
Total change in cost of gas sold	138
Change in margin:
Usage factors	7
Energy efficiency cost recovery	(4)
Other	2
Total revenue variance	$143

Usage factors includes the effect of colder temperatures compared to the first six months of 2007, a 1% growth in the average number of gas retail customers, and influences on customer usage other than weather, such as technology, energy efficiency and economics. Changes in revenues from the recovery of energy efficiency program costs are substantially matched with corresponding changes in other operating expenses.

Regulated Operating Expenses

Other operating expenses of $201 million for the first six months of 2008 increased $1 million compared to the first six months of 2007 due to a $4 million increase in fossil-fueled generation operation costs due in part to WSEC Unit 4 beginning commercial operation in June 2007. Additionally, electric and gas distribution and electric transmission costs increased $5 million compared to the first six months of 2007. These increases were offset by a $4 million decrease in pension and other postretirement costs resulting from lower annual cost estimates and a $6 million decrease in energy efficiency program costs, which was substantially matched by decreases in related electric and gas revenues.

Maintenance expense of $98 million for the first six months of 2008 increased $13 million compared to the first six months of 2007 primarily due to a $12 million increase in fossil-fueled generation plant maintenance as a result of outages. Additionally, other power generation maintenance expense increased $3 million due to the increase in the number of wind-powered generation facilities in service. Maintenance costs for emergency response and restoration related to storms and flooding decreased in 2008 due to greater costs for ice storms in the first quarter of 2007.

Depreciation and amortization expense of $149 million for the first six months of 2008 increased $4 million compared to the first six months of 2007 due to a $17 million increase in utility plant depreciation expense as a result of additional plant in service, including WSEC Unit 4 placed in service on June 1, 2007, and wind-powered generating facilities placed in service in the fourth quarter of 2007 and the first quarter of 2008. Regulatory expense related to a revenue sharing arrangement in Iowa decreased $14 million as a result of lower Iowa electric equity returns. Refer to the “Utility Regulatory Matters” section of Item 7 in MidAmerican Energy’s Annual Report on Form 10-K for the year ended December 31, 2007, for an explanation of the revenue sharing arrangement.

Nonregulated Gross Margin

	Six Months
	Ended June 30,
	2008	2007
MidAmerican Energy (in millions) -
Nonregulated operating revenues	$625	$550
Less nonregulated cost of sales	588	511
Nonregulated gross margin	$37	$39

MidAmerican Funding Consolidated (in millions) -
Nonregulated operating revenues	$628	$553
Less nonregulated cost of sales	589	512
Nonregulated gross margin	$39	$41

Nonregulated electric retail sales (GWh)	4,652	4,687

Nonregulated revenues and cost of sales for the first six months of 2008 increased compared to the first six months of 2007 principally due to higher average prices and costs related to both nonregulated electric retail sales and nonregulated gas sales. Additionally, nonregulated gas sales volumes increased 11%, while nonregulated electric retail sales volumes were relatively unchanged. Nonregulated gross margin decreased $2 million for the first six months of 2008 due primarily to increases in costs of electricity and natural gas.

Non-Operating Income

MidAmerican Energy’s non-operating income for the first six months of 2008 decreased $10 million compared to the first six months of 2007 primarily due to an $11 million decrease in allowance for equity funds as a result of the decrease in construction work in progress from WSEC Unit 4 being placed in service in June 2007. As a regulated public utility, MidAmerican Energy is allowed to capitalize, and record as income, a cost of construction for equity funds used, based on guidelines set forth by the FERC.

Fixed Charges

The $23 million increase in MidAmerican Energy’s interest on long-term debt for the first six months of 2008 compared to the first six months of 2007 was primarily due to long-term debt issuances of $650 million in June 2007 and $350 million in March 2008. MidAmerican Energy’s other interest expense decreased $5 million due to a lower balance of the Iowa revenue sharing liability. MidAmerican Energy is allowed to capitalize, and record as a reduction to fixed charges, a cost of construction for debt funds used, based on guidelines set forth by the FERC. The $5 million decrease in allowance for borrowed funds for the first six months of 2008 was due to the decrease in construction work in progress compared to the first six months of 2007.

Income Taxes

Income tax expense decreased $14 million to $56 million for the first six months of 2008 with an effective tax rate of 25% compared to 30% for the first six months of 2007.

Federal law currently provides for federal production tax credits for energy produced by renewable electricity generation facilities, including wind-powered generation, for ten years after the in-service date. MidAmerican Energy’s income taxes for the first six months of 2008 include $8 million of additional production tax credits compared to the first six months of 2007 due to additional wind-powered generation.

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

As reflected on the Consolidated Statements of Cash Flows, MidAmerican Energy’s net cash provided by operating activities was $361 million and $411 million for the first six months of 2008 and 2007, respectively. MidAmerican Funding’s net cash provided by operating activities was $350 million and $395 million for the first six months of 2008 and 2007, respectively. The decrease in operating cash flows was due principally to growth in regulated gas and nonregulated revenue and the timing of receipts and disbursements related to these revenues. The decrease resulting from these factors was partially offset by a reduction in income taxes paid due to benefits from bonus depreciation and greater production tax credits in 2008.

Utility Construction Expenditures

MidAmerican Energy’s primary need for capital is utility construction expenditures, which totaled $560 million and $656 million for the first six months of 2008 and 2007, respectively. Utility construction expenditures for 2007 include amounts for the construction of WSEC Unit 4, which was placed into service June 1, 2007. MidAmerican Energy’s utility construction expenditures for 2008, excluding the non-cash allowance for equity funds used during construction, are estimated to be approximately $1.5 billion, which includes $1.0 billion for the wind-powered generation projects discussed below, $95 million for emissions control equipment to address current and anticipated air quality regulations, and $435 million for ongoing operational projects, including connections for new customers and facilities to accommodate load growth. Capital expenditure needs are reviewed regularly by management and may change significantly as a result of such reviews. Estimates may change significantly at any time as a result of, among other factors, changes in rules and regulations, including environmental and nuclear, changes in income tax laws, general business conditions, load projections, the cost and efficiency of construction labor, equipment, and materials, and the cost of capital. In addition, there can be no assurance that costs related to capital expenditures will be fully recovered. MidAmerican Energy expects to meet these capital expenditure requirements with short-term borrowings, cash flows from operations and the issuance of long-term debt.

On July 27, 2007, the Iowa Utilities Board (“IUB”) approved a settlement agreement between MidAmerican Energy and the Iowa Office of Consumer Advocate (“OCA”) in conjunction with MidAmerican Energy’s ratemaking principles application for up to 540 MW (nameplate ratings) of additional wind-powered generation capacity in Iowa to be placed in service on or before December 31, 2013. All new wind-powered generation capacity up to the 540 MW will be subject to the 2007 settlement agreement, including 78 MW (nameplate ratings) placed in service in the fourth quarter of 2007 and 87 MW (nameplate ratings) placed in service in the first six months of 2008. As of June 30, 2008, MidAmerican Energy had 748 MW (nameplate ratings) of operating wind-powered generation capacity and 536 MW (nameplate ratings) of wind-powered generation capacity in Iowa under development or construction that it expects will be placed in service by December 31, 2008, including 108 MW (nameplate ratings) subject to a settlement agreement between MidAmerican Energy and the OCA, which was approved by the IUB on June 16, 2008, and 53 MW (nameplate ratings) covered by a settlement agreement with the OCA that is subject to approval by the IUB. Generally speaking, accredited capacity ratings for wind-powered generation facilities are considerably less than the nameplate ratings due to the varying nature of wind. MidAmerican Energy continues to pursue additional cost effective wind-powered generation capacity. Refer to Note 14 of Notes to Consolidated Financial Statements included in Item 8 of MidAmerican Energy’s Annual Report on Form 10-K for the year ended December 31, 2007, for a discussion of the 2007 settlement agreement.

Refer to the “Environmental Matters” section later in MD&A for additional information regarding capital expenditures for emission control equipment.

Contractual Obligations and Commercial Commitments

Subsequent to December 31, 2007, there were no material changes outside the normal course of business in MidAmerican Energy’s and MidAmerican Funding’s contractual obligations and commercial commitments from the information provided in Item 7 of their Annual Report on Form 10-K for the year ended December 31, 2007, other than the following debt issuances.

Debt Issuance

On March 25, 2008, MidAmerican Energy issued $350 million of 5.3% Senior Notes due March 15, 2018. The proceeds are being used by MidAmerican Energy to pay construction costs, including costs for its wind-powered generation projects in Iowa, to repay short-term indebtedness and for general corporate purposes.

On July 1, 2008, the Iowa Finance Authority issued $45 million of variable-rate tax-exempt bonds due July 1, 2038, the proceeds of which were loaned to MidAmerican Energy to pay environmental construction costs. Also on July 1, 2008, the Iowa Finance Authority issued $57 million of variable-rate tax-exempt bonds due May 1, 2023, to refinance $57 million of pollution control revenue bonds issued on behalf of MidAmerican Energy in 1993. MidAmerican Energy is contractually responsible for the timely payment of principal and interest on these variable-rate tax-exempt bonds.

Debt Authorizations and Related Matters

MidAmerican Energy has authority from the FERC to issue through April 14, 2009, short-term debt in the form of commercial paper and bank notes aggregating $800 million. MidAmerican Energy currently has in place a revolving credit facility, expiring July 6, 2012, for $650 million that supports its $455 million commercial paper program and its variable-rate tax-exempt obligations.

MidAmerican Energy currently has an effective registration statement with the SEC to issue up to $330 million of long-term securities. It also has authorization from the FERC to issue long-term securities totaling up to $248 million through May 14, 2009. Additionally, regarding annual and multiple year capital projects, MidAmerican Energy has authorizations, expiring May 2, 2009, and May 2, 2011, respectively, from the Illinois Commerce Commission (“ICC”) to issue up to an aggregate of $236 million of long-term debt securities.

In conjunction with the March 1999 merger, MidAmerican Energy committed to the IUB to use commercially reasonable efforts to maintain an investment grade rating on its long-term debt and to maintain its common equity level above 42% of total capitalization unless circumstances beyond its control result in the common equity level decreasing to below 39% of total capitalization. MidAmerican Energy must seek the approval of the IUB of a reasonable utility capital structure if MidAmerican Energy’s common equity level decreases below 42% of total capitalization, unless the decrease is beyond the control of MidAmerican Energy. MidAmerican Energy is also required to seek the approval of the IUB if MidAmerican Energy’s equity level decreases to below 39%, even if the decrease is due to circumstances beyond the control of MidAmerican Energy. If MidAmerican Energy’s common equity level were to drop below the required thresholds, MidAmerican Energy’s ability to issue debt could be restricted. As of June 30, 2008, MidAmerican Energy’s common equity ratio was 47% computed on a basis consistent with its commitment.

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

Credit Ratings Risks

As of June 30, 2008, MidAmerican Energy’s senior unsecured debt credit ratings were as follows: Fitch Ratings, “A/stable;” Moody’s Investor Service, “A2/stable;” and Standard and Poor’s, “A-/stable.”

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

In conjunction with its risk management activities, MidAmerican Energy must meet credit quality standards as required by counterparties. In accordance with industry practice, master agreements that govern MidAmerican Energy’s energy supply and marketing activities either specifically require it to maintain investment grade credit ratings or provide the right for counterparties to demand “adequate assurances” in the event of a material adverse change in MidAmerican Energy’s creditworthiness. If one or more of MidAmerican Energy’s credit ratings decline below investment grade, MidAmerican Energy may be required to post cash collateral, letters of credit or other similar credit support to facilitate ongoing wholesale energy supply and marketing activities. As of June 30, 2008, MidAmerican Energy’s estimated potential collateral requirements totaled approximately $169 million. MidAmerican Energy’s potential collateral requirements could fluctuate considerably due to seasonality, market price volatility and a loss of key MidAmerican Energy generating facilities or other related factors.

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

MidAmerican Energy has implemented a planning process that forecasts the site-specific controls and actions that may be required to meet emissions reductions as promulgated by the U.S. Environmental Protection Agency (“EPA”). The plan is designed to effectively manage its expenditures required to comply with emissions standards. On April 1, 2008, MidAmerican Energy submitted to the IUB an updated plan, as required every two years by Iowa law, which increased its estimate of required expenditures. That plan estimated that the cost of incremental capital expenditures for emission control equipment included in its plan for compliance with current air quality requirements would total approximately $360 million for January 1, 2008, through December 31, 2015. Additionally, MidAmerican Energy expected to incur significant incremental operating costs in conjunction with the utilization of the emissions control equipment. In light of the recent action on the Clean Air Interstate Rule (“CAIR”), as discussed below, MidAmerican Energy will be updating its estimates. Given the uncertainty in air emissions regulation, the change in estimates, if any, cannot be quantified at this time. Estimates of the environmental capital and operating requirements may change significantly at any time as a result of, among other factors, changes in related regulations, prices of products used to meet the requirements and management’s strategies for achieving compliance with the regulations.

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

Regulated Air Pollutants

In March 2005, the EPA released the final CAIR, calling for reductions of sulfur dioxide (“SO2”) and nitrogen oxide (“NOx”) emissions in the Eastern United States through, at each state’s option, a market-based cap and trade system, emission reductions, or both because of contributions to downwind nonattainment of the fine particulate matter and ozone standards. The SO2 and NOx emissions reductions were planned to be accomplished in two phases, in 2009-2010 and 2015. However, on July 11, 2008, the United States Court of Appeals for the District of Columbia Circuit held that the CAIR was fatally flawed and vacated the rule, remanding it to the EPA to consider which states are included in CAIR based on their contribution to nonattainment and connect states’ emission reductions to contributions to nonattainment in addition to distributing allowances appropriately. Given the court’s ruling, it is unknown when reductions in emissions of SO2 and NOx will be required or the level of any required reductions on MidAmerican Energy’s generation facilities. Under the CAIR, a market for trading SO2 and NOx emission credits had developed. As a result of the rule being vacated, that market has been adversely affected, and the value of credits has declined. While MidAmerican Energy participated in the market for SO2 credits, management does not expect any impact from these market declines to be material to MidAmerican Energy.

The emissions reductions could be made more stringent by current or future regulatory and legislative proposals at the federal or state levels that would result in significant reductions of SO2, NOx and mercury, as well as carbon dioxide and other gases that may affect global climate change.

Regional Haze

The EPA has initiated a regional haze program intended to improve visibility at specific federally protected areas. Some of MidAmerican Energy’s plants meet the threshold applicability criteria under the Clean Air Visibility Rules. In accordance with the federal requirements, states were required to submit state implementation plans by December 2007 to demonstrate reasonable progress toward achieving natural visibility conditions in certain Class I areas by requiring emission controls, known as best available retrofit technology (“BART”), on sources with emissions that are anticipated to cause or contribute to impairment of visibility. Iowa submitted its state implementation plan to the EPA by December 2007 and suggested that the emission reductions already made by MidAmerican Energy and additional reductions that will be made under the CAIR place the state in the position that no further reductions should be required. However, because the court has vacated the CAIR, emissions reductions could be required under the regional haze provisions at MidAmerican Energy’s BART-eligible sources. Until the outcome of the CAIR or its replacement is better known, it is not known whether emissions reductions will be required under this provision.

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

For quantitative and qualitative disclosures about market risk affecting MidAmerican Energy and MidAmerican Funding, see Item 7A of their Annual Report on Form 10-K for the year ended December 31, 2007. MidAmerican Energy’s and MidAmerican Funding’s exposure to market risk and their management of such risk has not changed materially since December 31, 2007. Refer to Note 3 of Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q for disclosure of MidAmerican Energy’s derivative positions as of June 30, 2008 and December 31, 2007.

Item 4.	Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, MidAmerican Energy and MidAmerican Funding each carried out an evaluation, under the supervision and with the participation of their respective management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of their respective disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, each company’s management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), concluded that their respective disclosure controls and procedures were effective to ensure that information required to be disclosed by each company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including their respective company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There has been no change in MidAmerican Funding’s or MidAmerican Energy’s internal control over financial reporting during the quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, their respective internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

MidAmerican Funding and its subsidiaries currently have no material legal proceedings. For a discussion of the termination of a previously disclosed legal proceeding, refer to Part II, Item 1 in MidAmerican Energy’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008. Information regarding MidAmerican Energy’s regulatory and environmental matters is included in the “Utility Regulatory Matters” and “Environmental Matters” sections, respectively, of Item 7 in its Annual Report on Form 10-K for the year ended December 31, 2007.

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

MIDAMERICAN FUNDING, LLC
MIDAMERICAN ENERGY COMPANY
Registrants

Date: August 8, 2008	/s/ Thomas B. Specketer
Thomas B. Specketer
Vice President and Controller
of MidAmerican Funding, LLC
and MidAmerican Energy Company
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

MidAmerican Energy

15	Awareness Letter of Independent Registered Public Accounting Firm.

31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

MidAmerican Funding

31.3	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.3	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.