Form 10-K
period 2008-12-31
MIDAMERICAN ENERGY CO; MIDAMERICAN FUNDING LLC
filed 2009-02-27
CIK 928576, 1098296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

MidAmerican Funding, LLC	Yes ☐ No ☒	MidAmerican Energy Company	Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, non-accelerated filers or smaller reporting companies. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filers ☐	Accelerated filers ☐	Non-accelerated filers ☒	Smaller reporting company ☐

Indicate by check mark whether either registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐              No  ☒

All of the member’s equity of MidAmerican Funding, LLC is held by its parent company, MidAmerican Energy Holdings Company, as of January 31, 2009.

All common stock of MidAmerican Energy Company is held by its parent company, MHC Inc., which is a direct, wholly owned subsidiary of MidAmerican Funding, LLC. As of January 31, 2009, 70,980,203 shares of MidAmerican Energy Company common stock, without par value, were outstanding.

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

TABLE OF CONTENTS

PART I

Forward-Looking Statements

This report contains statements that do not directly or exclusively relate to historical facts. These statements are ‘‘forward-looking statements’’ within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can typically be identified by the use of forward-looking words, such as ‘‘may,’’ ‘‘could,’’ ‘‘project,’’ ‘‘believe,’’ ‘‘anticipate,’’ ‘‘expect,’’ ‘‘estimate,’’ ‘‘continue,’’ “intend,” ‘‘potential,’’ ‘‘plan,’’ ‘‘forecast,’’ and similar terms. These statements are based upon MidAmerican Funding’s and/or MidAmerican Energy’s current intentions, assumptions, expectations and beliefs and are subject to risks, uncertainties and other important factors. Many of these factors are outside the control of MidAmerican Funding or MidAmerican Energy and could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include, among others:

•	general economic, political and business conditions in the jurisdictions in which MidAmerican Energy’s facilities are located;

•	changes in governmental, legislative, or regulatory requirements affecting MidAmerican Energy or the electric or gas utility industries;

•	changes in, and compliance with, environmental laws, regulations, decisions and policies that could increase operating and capital improvement costs, reduce plant output or delay plant construction;

•	the outcome of general rate cases and other proceedings conducted by regulatory commissions or other governmental and legal bodies;

•	changes in economic, industry or weather conditions, as well as demographic trends, that could affect customer growth and usage or supply of electricity and gas;

•	a high degree of variance between actual and forecasted load and prices that could impact the hedging strategy and cost to balance electricity and load supply;

•
changes in prices and availability for both purchases and sales of wholesale electricity, coal, natural gas, other fuel sources and fuel transportation that could have a significant impact on generation capacity and energy costs;

•	the financial condition and creditworthiness of MidAmerican Energy’s significant customers and suppliers;

•	changes in business strategy or development plans;

•
availability, terms and deployment of capital, including severe reductions in demand for investment grade commercial paper, debt securities and other sources of debt financing and volatility in the London Interbank Offered Rate, the base interest rate for MidAmerican Energy’s credit facilities;

•	changes in MidAmerican Energy’s credit ratings;

•	increased collateral requirements in support of hedging activities and purchased power and fuel;

•	performance of MidAmerican Energy’s generating facilities, including unscheduled outages or repairs;

•	risks relating to nuclear generation;

•
the impact of derivative instruments used to mitigate or manage volume, price and interest rate risks and changes in the commodity prices, interest rates and other conditions that affect the value of the derivatives;

•
the impact of increases in healthcare costs and changes in interest rates, mortality, morbidity, investment performance and legislation on pension and other postretirement benefits expense and funding requirements;

•
unanticipated construction delays, changes in costs, receipt of required permits and authorizations, ability to fund capital projects and other factors that could affect future generating facilities and infrastructure additions;

•	the impact of new accounting pronouncements or changes in current accounting estimates and assumptions on financial results;

•	other risks or unforeseen events, including litigation and wars, the effects of terrorism, embargoes and other catastrophic events; and

•
other business or investment considerations that may be disclosed from time to time in MidAmerican Funding’s or MidAmerican Energy’s filings with the United States (“U.S.”) Securities and Exchange Commission (“SEC”) or in other publicly disseminated written documents.

Further details of the potential risks and uncertainties affecting MidAmerican Funding or MidAmerican Energy are described in their filings with the SEC, including Item 1A and other discussions contained in this Form 10-K. MidAmerican Funding and MidAmerican Energy undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors should not be construed as exclusive.

PART I

Item 1.	Business

MidAmerican Funding is an Iowa limited liability company whose sole member is MidAmerican Energy Holdings Company (“MEHC”). MEHC, a holding company owning subsidiaries that are principally engaged in energy businesses, is a consolidated subsidiary of Berkshire Hathaway Inc. (“Berkshire Hathaway”). MidAmerican Funding, a holding company, owns all of the outstanding common stock of MHC Inc. (“MHC”), which is a holding company owning all of the common stock of MidAmerican Energy; InterCoast Capital Company (“InterCoast Capital”); Midwest Capital Group, Inc. (“Midwest Capital”); MEC Construction Services Co. (“MEC Construction”); and MidAmerican Services Company (“MidAmerican Services”). MidAmerican Energy is a public utility company headquartered in Des Moines, Iowa, and incorporated in the state of Iowa. MHC, MidAmerican Funding and MEHC are also headquartered in Des Moines, Iowa.

On March 1, 2006, MEHC and Berkshire Hathaway entered into an Equity Commitment Agreement (“Berkshire Equity Commitment”) pursuant to which Berkshire Hathaway has agreed to purchase up to $3.5 billion of MEHC’s common equity upon any requests authorized from time to time by MEHC’s Board of Directors. The proceeds of any such equity contribution shall be used for the purpose of (i) paying when due MEHC’s debt obligations and (ii) funding the general corporate purposes and capital requirements of MEHC’s regulated subsidiaries, including MidAmerican Energy. Berkshire Hathaway will have up to 180 days to fund any such request in increments of at least $250 million pursuant to one or more drawings authorized by MEHC’s Board of Directors. The funding of each drawing will be made by means of a cash equity contribution to MEHC in exchange for additional shares of MEHC’s common stock. MidAmerican Energy has no right to make or to cause MEHC to make any equity contribution requests. The Berkshire Equity Commitment expires on February 28, 2011.

MIDAMERICAN FUNDING AND MHC

MidAmerican Funding conducts no business other than activities related to its debt securities and the ownership of MHC. MHC conducts no business other than the ownership of its subsidiaries. MHC’s interests include 100% of the common stock of MidAmerican Energy, InterCoast Capital, Midwest Capital, MidAmerican Services and MEC Construction. MidAmerican Energy accounts for the predominant part of MidAmerican Funding’s and MHC’s assets, revenues and earnings. Financial information on MidAmerican Funding’s segments of business is in Note 15 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

As of December 31, 2008, MidAmerican Funding and its subsidiaries had 3,649 employees.

MIDAMERICAN ENERGY

MidAmerican Energy is a public utility company headquartered in Iowa with $8.5 billion of assets as of December 31, 2008, and operating revenues for 2008 totaling $4.7 billion. MidAmerican Energy is principally engaged in the business of generating, transmitting, distributing and selling electricity and in distributing, selling and transporting natural gas. MidAmerican Energy distributes electricity at retail in Council Bluffs, Des Moines, Fort Dodge, Iowa City, Sioux City and Waterloo, Iowa; the Quad Cities (Davenport and Bettendorf, Iowa and Rock Island, Moline and East Moline, Illinois); and a number of adjacent communities and areas. It also distributes natural gas at retail in Cedar Rapids, Des Moines, Fort Dodge, Iowa City, Sioux City and Waterloo, Iowa; the Quad Cities; Sioux Falls, South Dakota; and a number of adjacent communities and areas. Additionally, MidAmerican Energy transports natural gas through its distribution system for a number of end-use customers who have independently secured their supply of natural gas. As of December 31, 2008, MidAmerican Energy had approximately 723,000 regulated retail electric customers and 704,000 regulated retail and transportation natural gas customers.

In addition to retail sales and natural gas transportation, MidAmerican Energy sells electric energy to markets operated by regional transmission organizations and electric energy and natural gas to other utilities, municipalities and marketers. These sales are referred to as wholesale sales.

MidAmerican Energy’s regulated electric and natural gas operations are conducted under numerous franchise agreements, certificates, permits and licenses obtained from federal, state and local authorities. The franchise agreements, with various expiration dates, are typically for 25-year terms.

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

MidAmerican Energy also conducts a number of nonregulated business activities. Refer to the “Nonregulated Energy Operations” section later in this Item 1 for further discussion.

Financial information on MidAmerican Energy’s segments of business is in Note 15 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

MidAmerican Energy’s operating revenues were derived from the following business activities for the years ended December 31.

	2008	2007	2006

Regulated electric	43%	45%	52%
Regulated gas	29	28	32
Nonregulated	28	27	16
	100%	100%	100%

As of December 31, 2008, MidAmerican Energy had 3,649 employees, of which 1,673 were covered by union contracts. MidAmerican Energy has three separate contracts with locals of the International Brotherhood of Electrical Workers (“IBEW”), the United Association of Plumbers and Pipefitters, and the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied International and Service Workers International Union. One contract with IBEW locals 109 and 499 expires April 30, 2009, and covers 1,611 employee members.

Regulated Electric Operations

Customers

The percentages of electricity sold to retail and wholesale customers by class of customer, total gigawatt hours (“GWh”) sold, and the average number of retail customers for the years ended December 31 were as follows:

	2008	2007	2006

Residential	17%	18%	18%
Small general service (1)	12	12	13
Large general service (2)	25	27	28
Other	4	5	5
Retail	58	62	64
Wholesale (3)	42	38	36
Total retail and wholesale	100%	100%	100%

Total GWh sold	36,061	33,614	30,999
Total average number of retail customers (in millions)	0.7	0.7	0.7

(1)	Generally includes commercial and industrial customers with a demand of 200 kilowatts or less.

(2)	Generally includes commercial and industrial customers with a demand of more than 200 kilowatts.

(3)
Wholesale generally includes sales of energy at wholesale to markets operated by regional transmission organizations, and to other utilities, municipalities and marketers for resale to ultimate customers.

The percentages of electricity sold to retail customers by jurisdiction for the years ended December 31 were as follows:

	2008	2007	2006

Iowa	90%	90%	90%
Illinois	9	9	9
South Dakota	1	1	1
	100%	100%	100%

There are seasonal variations in MidAmerican Energy’s electric business that are principally related to the use of electricity for air conditioning. Typically, 35-40% of MidAmerican Energy’s regulated electric revenues are reported in the months of June, July, August and September.

The annual hourly peak demand on MidAmerican Energy’s electric system usually occurs as a result of air conditioning use during the cooling season. On August 13, 2007, retail customer usage of electricity caused a record hourly peak demand of 4,240 megawatts (“MW”) on MidAmerican Energy’s electric system. For 2008, MidAmerican Energy recorded an hourly peak demand of 4,210 MW on July 31.

Power and Fuel Supply

The following table shows the percentages of MidAmerican Energy’s total energy supplied by energy source for the years ended December 31:

	2008	2007	2006

Coal	59%	56%	55%
Nuclear	10	10	11
Natural gas	3	3	3
Other	6	5	3
Total MidAmerican Energy-owned generation	78	74	72
Energy purchased – long-term contracts	8	7	7
Energy purchased – short-term contracts and spot market	14	19	21
	100%	100%	100%

The percentage of MidAmerican Energy’s energy requirements generated by its facilities will vary from year to year and is affected by factors such as planned and unplanned outages, the availability and price of fuels, weather, environmental considerations and the market price of electricity.

MidAmerican Energy is exposed to fluctuations in energy costs relating to retail sales in Iowa and Illinois as it does not have an energy adjustment mechanism in those jurisdictions. In Illinois, base rates were adjusted to include recoveries at average 2004-2005 energy cost levels beginning January 1, 2007, and regulatory approval is required for any base rate changes. MidAmerican Energy may not petition for reinstatement of the Illinois fuel adjustment clause until November 2011. Under its current South Dakota electric tariffs, MidAmerican Energy is allowed to recover fluctuations in the cost of purchased energy and all fuels used for retail electric generation through a fuel cost adjustment clause.

All of the coal-fired generating stations operated by MidAmerican Energy are fueled by low-sulfur, western coal from the Powder River Basin in northeast Wyoming and southeast Montana. MidAmerican Energy’s coal supply portfolio includes multiple suppliers and mines under short-term and multi-year agreements of varying terms and quantities. MidAmerican Energy’s coal supply portfolio has a substantial majority of its expected 2009 requirements under fixed-price contracts. MidAmerican Energy regularly monitors the western coal market for opportunities to enhance its coal supply portfolio. Additional information regarding MidAmerican Energy’s coal supply contracts is in Note 14 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

MidAmerican Energy has a long-term coal transportation agreement with Union Pacific Railroad Company (“Union Pacific”). Under this agreement, Union Pacific delivers coal directly to MidAmerican Energy’s George Neal and Walter Scott, Jr. Energy Centers and to an interchange point with the Iowa, Chicago & Eastern Railroad Corporation for short-haul delivery to the Louisa and Riverside Energy Centers. MidAmerican Energy has the ability to use BNSF Railway Company for delivery of a small amount of coal to the Walter Scott, Jr., Louisa and Riverside Energy Centers should the need arise.

MidAmerican Energy is a 25% joint owner of Quad Cities Generating Station Units 1 and 2 (“Quad Cities Station”), a nuclear power plant. Exelon Generation Company, LLC (“Exelon Generation”), the 75% joint owner and the operator of Quad Cities Station, is a subsidiary of Exelon Corporation. Approximately one-third of the nuclear fuel assemblies in each reactor core at Quad Cities Station is replaced every 24 months. MidAmerican Energy has been advised by Exelon Generation that the following requirements for Quad Cities Station can be met under existing supplies or commitments: uranium requirements through 2010 and partial requirements through 2016; uranium conversion requirements through 2010 and partial requirements through 2011; enrichment requirements through 2010 and partial requirements through 2028; and fuel fabrication requirements through 2019. MidAmerican Energy has been advised by Exelon Generation that it does not anticipate it will have difficulty in contracting for uranium, uranium conversion, enrichment or fabrication of nuclear fuel needed to operate Quad Cities Station during these time periods.

MidAmerican Energy uses natural gas and oil as fuel for intermediate and peak demand electric generation, igniter fuel, transmission support and standby purposes. These sources are presently in adequate supply and available to meet MidAmerican Energy’s needs.

MidAmerican Energy continues to pursue renewable resources as a viable, economical and environmentally prudent means of generating electricity and reaching emission reduction targets. The benefits of energy from renewable resources include low to no emissions and typically little or no fossil fuel requirements. The intermittent nature of some renewable resources, such as wind, is complemented by MidAmerican Energy’s other generating resources and wholesale transactions, which are important to integrating intermittent wind resources into the electric system. MidAmerican Energy has qualifying wind-powered facilities that are eligible for federal renewable electricity production tax credits (“PTC’s”) for ten years from the date the facilities were placed in service. In February 2009, legislation was passed extending the date by which such facilities must be placed in service to be eligible for PTCs to December 31, 2012.

In addition to its portfolio of generating facilities, MidAmerican Energy purchases electricity in the wholesale markets to meet its retail load and long-term wholesale sales obligations for system balancing requirements and to enhance the efficient use of its generating capacity over the long-term. Generation can vary with the levels of outages, wind generation conditions, operational factors and transmission constraints. Retail load can vary with the weather, distribution system outages, consumer trends and the level of economic activity. In addition, MidAmerican Energy purchases electricity in the wholesale markets when it is more economical than generating it at its own facilities. MidAmerican Energy may also sell into the wholesale market excess electricity arising from imbalances between generation and retail load obligations, subject to pricing and transmission constraints. Many of MidAmerican Energy’s purchased electricity contracts have fixed-price components, which provide some protection against price volatility.

MidAmerican Energy’s total accredited net generating capability in the summer of 2008 was 5,361 MW, including 120 MW of net capacity purchases. Capacity purchases include 250 MW of capacity from Cooper Nuclear Station through a power purchase agreement with the Nebraska Public Power District expiring January 1, 2010. Accredited net generating capability represents the amount of generation available to meet the requirements on MidAmerican Energy’s system and consists of MidAmerican Energy-owned generation and the net amount of capacity purchases and sales. Accredited capacity may vary from the nameplate, or design, capacity ratings, particularly for wind turbines whose output is dependent upon wind levels at any given time. Additionally, the actual amount of generating capacity available at any time may be less than the accredited capacity due to regulatory restrictions, transmission constraints, fuel restrictions and generating units being temporarily out of service for inspection, maintenance, refueling, modifications or other reasons.

The following table presents certain information concerning MidAmerican Energy’s owned power generating facilities as of December 31, 2008.

Generating Facility	Location	Energy Source	Year Installed	Facility Net Capacity (MW)(1)	Net MW Owned(1)
COAL:
George Neal Unit No. 1	Sergeant Bluff, IA	Coal	1964	135	135
George Neal Unit No. 2	Sergeant Bluff, IA	Coal	1972	289	289
George Neal Unit No. 3	Sergeant Bluff, IA	Coal	1975	515	371
George Neal Unit No. 4	Salix, IA	Coal	1979	644	261
Louisa	Muscatine, IA	Coal	1983	745	656
Ottumwa	Ottumwa, IA	Coal	1981	710	369
Riverside Unit No. 3	Bettendorf, IA	Coal	1925	5	5
Riverside Unit No. 5	Bettendorf, IA	Coal	1961	130	130
Walter Scott, Jr. Unit No. 1	Council Bluffs, IA	Coal	1954	45	45
Walter Scott, Jr. Unit No. 2	Council Bluffs, IA	Coal	1958	88	88
Walter Scott, Jr. Unit No. 3	Council Bluffs, IA	Coal	1978	690	546
Walter Scott, Jr. Unit No. 4	Council Bluffs, IA	Coal	2007	800	477
				4,796	3,372
NATURAL GAS AND OTHER:
Greater Des Moines	Pleasant Hill, IA	Gas	2003-04	494	494
Coralville	Coralville, IA	Gas	1970	64	64
Electrifarm	Waterloo, IA	Gas or Oil	1975-78	198	198
Moline	Moline, IL	Gas	1970	64	64
Parr	Charles City, IA	Gas	1969	32	32
Pleasant Hill	Pleasant Hill, IA	Gas or Oil	1990-94	160	160
River Hills	Des Moines, IA	Gas	1966-67	117	117
Sycamore	Johnston, IA	Gas or Oil	1974	149	149
28 portable power modules	Various	Oil	2000	56	56
				1,334	1,334
NUCLEAR:
Quad Cities Unit No. 1	Cordova, IL	Uranium	1972	872	218
Quad Cities Unit No. 2	Cordova, IL	Uranium	1972	868	217
				1,740	435
WIND:
Adair	Adair, IA	Wind	2008	175	175
Carroll	Carroll, IA	Wind	2008	150	150
Century	Blairsburg, IA	Wind	2005-08	200	200
Charles City	Charles City, IA	Wind	2008	75	75
Intrepid	Schaller, IA	Wind	2004-05	176	176
Pomeroy	Pomeroy, IA	Wind	2007-08	256	256
Victory	Westside, IA	Wind	2006	99	99
Walnut	Walnut, IA	Wind	2008	153	153
				1,284	1,284
HYDROELECTRIC:
Moline Unit Nos. 1-4	Moline, IL	Mississippi River	1941	3	3
TOTAL AVAILABLE GENERATING CAPACITY				9,157	6,428

ACCREDITED GENERATING CAPACITY				7,970	5,241

(1)
Facility Net Capacity (MW) represents (except for wind-powered generation facilities, which are nameplate ratings) total plant accredited net generating capacity from the summer of 2008 based on MidAmerican Energy’s accreditation approved by the Mid-Continent Area Power Pool. The difference between total available generating capacity and accredited generating capacity is that the accreditation of the wind-powered generation facilities is considerably less than the nameplate rating due to the varying nature of wind and that the Adair, Carroll and Walnut wind-powered generation facilities and 58 MW of the Pomeroy wind-powered generation facilities were placed in service subsequent to the 2008 summer accreditation. Net MW Owned indicates MidAmerican Energy’s ownership of Facility Net Capacity.

Transmission and Distribution

MidAmerican Energy operates a balancing authority area in its service territory, a geographic area with electric systems that control generation to maintain schedules with other balancing authority areas and ensure reliable operations. In operating the balancing authority area, MidAmerican Energy is responsible for continuously balancing electric supply and demand by dispatching generating resources and interchange transactions so that generation internal to the balancing authority area, plus net imported power, matches customer loads. MidAmerican Energy also schedules deliveries of energy over its transmission system in accordance with FERC requirements.

MidAmerican Energy is interconnected with utilities in Iowa and neighboring states and is part of the Eastern Interconnection. MidAmerican Energy is also a party to an electric generation reserve sharing pool and regional transmission group administered by the Mid-Continent Area Power Pool (“MAPP”). MAPP is a voluntary association of electric utilities doing business in Minnesota, Nebraska, North Dakota and the Canadian provinces of Saskatchewan and Manitoba and portions of Iowa, Montana, South Dakota and Wisconsin. Its membership also includes power marketers, regulatory agencies and independent power producers. MAPP performs functions including administration of its short-term regional Open Access Transmission Tariff (“OATT”), coordination of regional planning and operations and operation of the generation reserve sharing pool. As a MAPP member, MidAmerican Energy conducts transmission and wholesale power transactions using MAPP member interconnected transmission facilities in accordance with the MAPP OATT and participates in the generation reserve sharing pool to support its operations.

Each MAPP generation reserve participant is required to maintain for emergency purposes a net generating capability reserve of 15% above its system peak demand, including net capacity purchases and sales, for each month. MidAmerican Energy’s reserve margin at peak demand for 2008 was approximately 27%. MidAmerican Energy believes it has adequate electric capacity reserve through 2013. However, significantly higher-than-normal temperatures during the cooling season could cause MidAmerican Energy’s reserve to fall below the 15% MAPP requirement.

MidAmerican Energy can transact with a substantial number of parties through its participation in MAPP and through its direct interconnections to the Midwest Independent Transmission System Operator, Inc. (“MISO”), Southwest Power Pool, Inc., and PJM Interconnection, L.L.C. regional transmission organizations (“RTO”s) and several other major transmission-owning utilities in the region. Under normal operating conditions, MidAmerican Energy’s transmission system has adequate capacity to deliver energy to MidAmerican Energy’s distribution system and to export and import energy with other interconnected systems.

Regulated Natural Gas Operations

Customers

MidAmerican Energy is engaged in the procurement, transportation, storage and distribution of natural gas for customers in the Midwest. MidAmerican Energy purchases natural gas from various suppliers, transports it from the production areas to MidAmerican Energy’s service territory under contracts with interstate pipelines, stores it in various storage facilities to manage fluctuations in system demand and seasonal pricing, and delivers it to customers through MidAmerican Energy’s distribution system. MidAmerican Energy sells natural gas and transportation services to end-use customers and natural gas to other utilities, municipalities and marketers. MidAmerican Energy also transports natural gas through its distribution system for a number of end-use customers who have independently secured their supply of natural gas. During 2008, 44% of the total natural gas delivered through MidAmerican Energy’s system for end-use customers was under natural gas transportation service.

The percentages of natural gas sold to retail and wholesale customers by class of customer for the years ended December 31 were as follows:

	2008	2007	2006

Residential	42%	40%	37%
Small general service (1)	21	19	18
Large general service (1)	4	4	4
Retail	67	63	59
Wholesale (2)	33	37	41
	100%	100%	100%

(1)
Small and large general service customers are classified primarily based on the nature of their business and natural gas usage. Small general service customers are business customers whose natural gas usage is principally for heating. Large general service customers are business customers whose principal natural gas usage is for their manufacturing processes.

(2)	Wholesale generally includes other utilities, municipalities and marketers to whom natural gas is sold at wholesale for eventual resale to end-use customers.

The percentages of natural gas sold to retail customers by jurisdiction for the years ended December 31 were as follows:

	2008	2007	2006

Iowa	77%	77%	77%
South Dakota	12	12	12
Illinois	10	10	10
Nebraska	1	1	1
	100%	100%	100%

There are seasonal variations in MidAmerican Energy’s gas business that are principally due to the use of natural gas for heating. Typically, 45-55% of MidAmerican Energy’s regulated gas revenues are reported in the months of January, February, March and December.

On January 15, 2009, MidAmerican Energy recorded its all-time highest peak-day delivery of 1,147,599 decatherms (“Dth”). This peak-day delivery consisted of approximately 75% traditional sales service and 25% transportation service of customer-owned gas. The supply sources utilized by MidAmerican Energy to meet the peak-day deliveries to its traditional sales service customers were:

	Thousands	Percent
	of	of
	Dths	Total

Leased storage and peak shaving plants	293	34%
Firm supply	562	66
	855	100%

Fuel Supply and Capacity

MidAmerican Energy is allowed to recover its cost of gas from all of its regulated gas customers through purchased gas adjustment clauses. Accordingly, as long as MidAmerican Energy is prudent in its procurement practices, MidAmerican Energy’s regulated gas customers retain the risk associated with the market price of natural gas. MidAmerican Energy uses several strategies designed to reduce the market price risk for its gas customers while maintaining system reliability, including a geographically diverse supply portfolio purchased from a number of producers and third party marketers, the use of storage gas and peak shaving facilities, sharing arrangements to share savings and costs with customers, and short- and long-term financial and physical gas purchase agreements.

MidAmerican Energy attempts to optimize the value of its regulated assets by engaging in wholesale transactions. Iowa Utilities Board (“IUB”) and South Dakota Public Utilities Commission (“SDPUC”) rulings have allowed MidAmerican Energy to retain 50% of the respective jurisdictional margins earned on wholesales sales of natural gas, with the remaining 50% being returned to customers through the purchased gas adjustment clauses discussed above.

MidAmerican Energy has rights to firm pipeline capacity to transport natural gas to its service territory through direct interconnects to the pipeline systems of several interstate natural gas pipeline systems, including Northern Natural Gas Company, an affiliate company. At times, the capacity available through MidAmerican Energy’s firm capacity portfolio may exceed the demand on MidAmerican Energy’s distribution system. Firm capacity in excess of MidAmerican Energy’s system needs can be resold to other companies to achieve optimum use of the available capacity. Past IUB and SDPUC rulings have allowed MidAmerican Energy to retain 30% of the respective jurisdictional margins earned on the resold capacity, with the remaining 70% being returned to customers through the purchased gas adjustment clauses.

MidAmerican Energy utilizes leased gas storage to meet peak day requirements and to manage the daily changes in demand due to changes in weather. The storage gas is typically replaced during off-peak months when the demand for natural gas is historically lower than during the heating season. In addition, MidAmerican Energy also utilizes three liquefied natural gas plants and two propane-air plants to meet peak day demands in the winter. The storage and peak shaving facilities reduce MidAmerican Energy’s dependence on natural gas purchases during the volatile winter heating season. MidAmerican Energy can deliver approximately 50% of its design day sales requirements from its storage and peak shaving supply sources.

In 1995, the IUB gave initial approval of MidAmerican Energy’s Incentive Gas Supply Procurement Program. In December 2006, the IUB extended the program through October 31, 2010. Under the program, as amended, MidAmerican Energy is required to file with the IUB every six months a comparison of its gas procurement costs to a reference price. If MidAmerican Energy’s cost of gas for the period is less or greater than an established tolerance band around the reference price, then MidAmerican Energy shares a portion of the savings or costs with customers. A similar program is currently in effect in South Dakota through October 31, 2010. Since the implementation of the program, MidAmerican Energy has successfully achieved and shared savings with its gas customers. Refer to the “Nonregulated Energy Operations” section for additional information.

MidAmerican Energy has multiple pipeline interconnections into several of its larger communities. Multiple pipeline interconnects create competition among pipeline suppliers for transportation capacity to serve those communities, thus reducing costs. In addition, multiple pipeline interconnections give MidAmerican Energy the ability to optimize delivery of the lowest cost supply from the various supply basins into these communities and increase delivery reliability. Benefits to MidAmerican Energy’s system customers are shared with all jurisdictions through a consolidated purchased gas adjustment clause.

MidAmerican Energy does not anticipate difficulties in meeting its future demands through the use of its supply portfolio and pipeline interconnections for the foreseeable future.

Demand-Side Management

MidAmerican Energy has provided a comprehensive set of demand-side management programs to its Iowa electric and gas customers since 1990 and, beginning in 2008, its Illinois electric and gas customers. The programs are designed to reduce energy consumption and more effectively manage when energy is used, including management of seasonal peak loads. Current programs offer services to customers such as energy engineering audits and information on how to improve the efficiency of their homes and businesses. To assist customers in investing in energy efficiency, MidAmerican Energy offers rebates or incentives encouraging the purchase and installation of  high-efficiency equipment such as lighting, heating and cooling equipment, weatherization, motors, process equipment and systems, as well as incentives for efficient construction. Incentives are also paid to solicit participation in load management programs by residential and business customers through programs such as MidAmerican Energy’s residential and large commercial and industrial air conditioner load control programs. Subject to random prudence reviews, state regulation allows for contemporaneous recovery of costs incurred for the demand-side management programs through state-specific energy efficiency service charges paid by all retail electric and gas customers. In 2008, $48 million was expended on the demand-side management programs resulting in an estimated 318  MW of electric and 5,598 Dth/day of gas peak load management.

Nonregulated Energy Operations

MidAmerican Energy’s nonregulated energy operations include a variety of activities outside of the traditional regulated electric and natural gas services, including nonregulated electric and natural gas sales and gas income-sharing arrangements. Nonregulated electric activities include nonregulated retail and wholesale operations. MidAmerican Energy’s nonregulated retail electric marketing services provide electric supply services to retail customers predominantly in Illinois, but also in Michigan, Maryland, Delaware, Texas and the District of Columbia. MidAmerican Energy’s nonregulated retail electric marketing services have expanded significantly in Illinois as a result of that market becoming fully open to competition on January 1, 2007, when the major electric distribution companies in Illinois began increasing their purchases of energy on the open market as their existing contracts expired. MidAmerican Energy’s nonregulated gas marketing services operate in Iowa, Illinois, Michigan, South Dakota and Nebraska. MidAmerican Energy purchases gas from producers and third party marketers and sells it directly to commercial and industrial end-users, as well as wholesalers. In addition, MidAmerican Energy manages gas supplies for a number of smaller commercial end-users, which includes the sale of gas to these customers to meet their supply requirements.

Nonregulated energy operations also include earnings from sharing arrangements under applicable state regulations and tariffs filed with the IUB and the SDPUC for MidAmerican Energy’s regulated natural gas operations. Refer to the preceding “Regulated Natural Gas Operations” section of this Item 1 for further discussion of the sharing arrangements and the gas procurement program.

General Regulation

State Regulation

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

The IUB has approved over the past several years a series of electric settlement agreements between MidAmerican Energy, the Iowa Office of Consumer Advocate (“OCA”) and other intervenors, under which MidAmerican Energy has agreed not to seek a general increase in electric base rates to become effective prior to January 1, 2014, unless its Iowa jurisdictional electric return on equity for any year covered by the applicable agreement falls below 10%, computed as prescribed in each respective agreement. Prior to filing for a general increase in electric rates, MidAmerican Energy is required to conduct 30 days of good faith negotiations with the signatories to the settlement agreements to attempt to avoid a general increase in rates. As a party to the settlement agreements, the OCA has agreed not to request or support any decrease in MidAmerican Energy’s Iowa electric base rates to become effective prior to January 1, 2014. The settlement agreements specifically allow the IUB to approve or order electric rate design or cost of service rate changes that could result in changes to rates for specific customers as long as such changes do not result in an overall increase in revenues for MidAmerican Energy. Additionally, the settlement agreements also each provide that revenues associated with Iowa retail electric returns on equity within specified ranges will be shared with customers. See Note 4 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional discussion of these settlements.

Under Iowa law, there are two options for temporary collection of higher rates following the filing of a request for a rate increase. Collection can begin, subject to refund, either (1) within 10 days of filing, without IUB review, or (2) 90 days after filing, with approval by the IUB, depending upon the ratemaking principles and precedents utilized. In either case, if the IUB has not issued a final order within ten months after the filing date, the temporary rates become final and any difference between the requested rate increase and the temporary rates may then be collected subject to refund until receipt of a final order. Exceptions to the ten-month limitation provide for extensions due to a utility’s lack of due diligence in the rate proceeding, judicial appeals and situations involving new generating units being placed in service.

Under Illinois law, new rates may become effective 45 days after filing with the ICC, or on such earlier date as the ICC may approve, subject to its authority to suspend the proposed new rates, subject to hearing, for a period not to exceed approximately eleven months after filing.

South Dakota law authorizes the SDPUC to suspend new rates for up to six months during the pendency of rate proceedings; however, the rates are permitted to be implemented six months after the filing of a request for a rate increase subject to refund pending a final order in the proceeding.

MidAmerican Energy’s cost of gas is collected for each jurisdiction in its gas rates through a uniform purchased gas adjustment clause (“PGA”), which is updated monthly to reflect changes in actual costs. Subject to prudence reviews, the PGA accomplishes a pass-through of MidAmerican Energy’s cost of gas to its customers and, accordingly, has no direct affect on net income. MidAmerican Energy’s Iowa and Illinois energy efficiency program costs are collected through separately established rates that are adjusted annually based on actual and expected costs, as approved by the IUB and ICC, respectively. As such, recovery of energy efficiency program costs have an insignificant impact on net income.

Federal Regulation

The Federal Energy Regulatory Commission (“FERC”) is an independent agency with broad authority to implement provisions of the Federal Power Act, the Natural Gas Act, the Energy Policy Act and other federal statutes. The FERC regulates rates for interstate sales of electricity at wholesale, transmission of electric power, including pricing and expansion of the transmission system, electric system reliability, utility holding companies, accounting, securities issuances and other matters, and has the enforcement authority to assess civil penalties of up to $1 million per day for violations of rules, regulations and orders issued under the Federal Power Act. MidAmerican Energy has implemented programs to be fully compliant with the FERC regulations described below, including having instituted compliance monitoring procedures. MidAmerican Energy is also subject to regulation by the Nuclear Regulatory Commission (“NRC”) pursuant to the Atomic Energy Act of 1954, as amended (“Atomic Energy Act”), with respect to the operation of the Quad Cities Station.

Wholesale Electricity and Capacity

The FERC regulates MidAmerican Energy’s rates charged to wholesale customers for electricity, capacity and transmission services. Most of MidAmerican Energy’s electric wholesale sales and purchases take place under market-based rate authority granted by the FERC and are therefore subject to market volatility. The FERC conducts a triennial review of MidAmerican Energy’s market-based pricing authority. MidAmerican Energy must demonstrate the lack of generation market power in order to charge market-based rates for sales of wholesale electricity and electric generation capacity in its balancing authority area. Under the FERC’s market-based rules, MidAmerican Energy must file a notice of change in status when 100 MW of incremental generation becomes operational. In June 2008, MidAmerican Energy made its scheduled triennial filing which the FERC accepted in October 2008 and confirmed that MidAmerican Energy is authorized to sell at market-based rates outside of its balancing authority area. MidAmerican Energy made another required triennial filing combined with a change in status notice relating to new generation in December 2008 which is pending before the FERC. MidAmerican Energy’s next triennial filings will be due in June and December 2011.

The FERC continues to address and modify its rules and their application with respect to market-based wholesale transactions. Rules impacting transmission cost and availability significantly impact MidAmerican Energy’s wholesale transactions.

Transmission System

The FERC regulates MidAmerican Energy’s wholesale transmission services. The regulations require MidAmerican Energy to provide open access transmission service at cost-based rates. The FERC also regulates unbundled transmission service to retail customers. These services are offered on a non-discriminatory basis, meaning that all potential customers are provided an equal opportunity to access the transmission system. MidAmerican Energy’s transmission services are managed and operated independently from its wholesale marketing activities in accordance with the FERC Standards of Conduct. MidAmerican Energy is not part of an RTO, but it has hired an independent transmission service coordinator (“TSC”) to administer through August 2009 various MidAmerican Energy OATT functions. The FERC approved MidAmerican Energy’s selection of the TSC and the related agreement. MidAmerican Energy is evaluating the merits of participating in an RTO market.

In FERC Order No. 890, 890-A and 890-B, the FERC adopted rules designed to strengthen its pro forma OATT by providing greater specificity and increasing transparency. The most significant revisions to the pro forma OATT relate to the development of more consistent methodologies for calculating available transfer capability, changes to the transmission planning process, changes to the pricing of certain generator and energy imbalances to encourage efficient scheduling behavior and to exempt intermittent generators, and changes regarding long-term point-to-point transmission service, including the addition of conditional firm long-term point-to-point transmission service, and generation redispatch. As a transmission provider with an OATT on file with the FERC, MidAmerican Energy is required to comply with the requirements of the new rule and has made a series of compliance filings as required by the orders, some of which are still pending approval from the FERC, amending its OATT to implement the provisions of the new rule. The new rule is not anticipated to have a significant impact on MidAmerican Energy’s financial results or its transmission operations, planning and wholesale marketing functions.

The FERC has approved 88 reliability standards developed by the North American Electric Reliability Corporation (“NERC”). Responsibility for compliance and enforcement of these standards has been given to the Midwest Reliability Organization (“MRO”) for MidAmerican Energy. The 88 standards comprise over 600 requirements and sub-requirements with which MidAmerican Energy must comply. MidAmerican Energy expects that the existing standards will change as a result of modifications, guidance and clarification following industry implementation and ongoing audits and enforcement. In January 2008, the FERC approved eight additional cyber security and critical infrastructure protection standards proposed by the NERC. The additional standards became mandatory and enforceable in April 2008. MidAmerican Energy cannot predict the effect that these standards will have on its financial results; however, they will likely require increased expenditures for cyber security and other systems for its critical assets and may have a significant impact on transmission operations and resource planning functions. In September 2008, the MRO issued a public report to the NERC stating MidAmerican Energy was found to be 100% compliant with the 47 audited NERC and MRO standards based on a MRO on-site audit conducted in August 2008.

Refer to Note 4 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional discussion of matters affecting utility regulation.

Nuclear Regulation

General

MidAmerican Energy is subject to the jurisdiction of the NRC with respect to its license and 25% ownership interest in Quad Cities Station. Exelon Generation, the operator and 75% owner of Quad Cities Station, is under contract with MidAmerican Energy to secure and keep in effect all necessary NRC licenses and authorizations.

The NRC regulates the granting of permits and licenses for the construction and operation of nuclear generating stations and regularly inspects such stations for compliance with applicable laws, regulations and license terms. Current licenses for the Quad Cities Station provide for operation until December 14, 2032. The NRC review and regulatory process covers, among other things, operations, maintenance, and environmental and radiological aspects of such stations. The NRC may modify, suspend or revoke licenses and impose civil penalties for failure to comply with the Atomic Energy Act, the regulations under such Act or the terms of such licenses.

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

MidAmerican Energy has established trusts for the investment of funds collected for nuclear decommissioning associated with Quad Cities Station. Electric tariffs currently in effect in Iowa include provisions for annualized collection of estimated decommissioning costs at Quad Cities Station.

Nuclear Insurance

MidAmerican Energy maintains financial protection against catastrophic loss associated with its interest in Quad Cities Station through a combination of insurance purchased by Exelon Generation, insurance purchased directly by MidAmerican Energy, and the mandatory industry-wide loss funding mechanism afforded under the Price-Anderson Amendments Act of 1988 (“Price Anderson”), which was amended and extended by the Energy Policy Act of 2005. The general types of coverage are: nuclear liability, property coverage and nuclear worker liability.

Exelon Generation purchases private market nuclear liability insurance for Quad Cities Station in the maximum available amount of $300 million, which includes coverage for MidAmerican Energy’s ownership. In accordance with Price-Anderson, excess liability protection above that amount is provided by a mandatory industry-wide Secondary Financial Protection program under which the licensees of nuclear generating facilities could be assessed for liability incurred due to a serious nuclear incident at any commercial nuclear reactor in the United States. Currently, MidAmerican Energy’s aggregate maximum potential share of an assessment for Quad Cities Station is approximately $59 million per incident, payable in installments not to exceed $9 million annually.

The property insurance covers property damage, stabilization and decontamination of the facility, disposal of the decontaminated material and premature decommissioning arising out of a covered loss. For Quad Cities Station, Exelon Generation purchases primary and excess property insurance protection for the combined interests in Quad Cities Station, with coverage limits totaling $2.1 billion. MidAmerican Energy also directly purchases extra expense coverage for its share of replacement power and other extra expenses in the event of a covered accidental outage at Quad Cities Station. The property and related coverages purchased directly by MidAmerican Energy and by Exelon Generation, which includes the interests of MidAmerican Energy, are underwritten by an industry mutual insurance company and contain provisions for retrospective premium assessments should two or more full policy-limit losses occur in one policy year. Currently, the maximum retrospective amounts that could be assessed against MidAmerican Energy from industry mutual policies for its obligations associated with Quad Cities Station total $11 million.

The master nuclear worker liability coverage, which is purchased by Exelon Generation for Quad Cities Station, is an industry-wide guaranteed-cost policy with an aggregate limit of $300 million for the nuclear industry as a whole, which is in effect to cover tort claims of workers in nuclear-related industries.

Environmental Regulations

MidAmerican Energy, like other energy companies, is subject to federal, state and local laws and regulations with regard to air and water quality, climate change, hazardous and solid waste disposal and other environmental matters and is subject to zoning and other regulation by local authorities. These laws and regulations are subject to a range of interpretations, which may ultimately be resolved by the courts. In addition to imposing continuing compliance obligations, these laws and regulations authorize the imposition of substantial penalties for noncompliance including fines, injunctive relief and other sanctions. MidAmerican Energy believes it is in material compliance with all laws and regulations.

Refer to the Liquidity and Capital Resources section of Item 7 of this Form 10-K for additional information regarding planned capital expenditures related to environmental regulation.

Clean Air Standards

MidAmerican Energy has six jointly owned and six wholly owned coal-fired generating units, which represented 63% of MidAmerican Energy’s accredited net generating capability for summer 2008 and were the source of 76% of MidAmerican Energy’s electric energy generated in 2008. MidAmerican Energy’s generating facilities are subject to applicable provisions of the Clean Air Act and related air quality standards promulgated by the U. S. Environmental Protection Agency (“EPA”). The Clean Air Act provides a framework for protecting and improving the nation’s air quality, and controlling mobile and stationary sources of air emissions. The major Clean Air Act programs, which most directly affect MidAmerican Energy’s electric generating facilities, are briefly described below. Many of these programs are implemented and administered by the states, which can impose additional, more stringent requirements.

MidAmerican Energy has implemented a planning process that forecasts the site-specific controls and actions that may be required to meet emissions reductions as promulgated by the EPA. In accordance with an Iowa law passed in 2001, MidAmerican Energy has on file with the IUB its current multi-year plan and budget for managing sulfur dioxide (“SO2”), nitrogen oxides (“NOx”) and mercury from its generating facilities in a cost-effective manner. The plan, which is required to be updated every two years, provides specific actions to be taken at each coal-fired generating facility and the related costs and timing for each action.

National Ambient Air Quality Standards

The EPA implements national ambient air quality standards for ozone and fine particulate matter, as well as for other criteria pollutants that set the minimum level of air quality for the United States. Areas that achieve the standards, as determined by ambient air quality monitoring, are characterized as being in attainment, while those that fail to meet the standards are designated as being nonattainment areas. Generally, sources of emissions in a nonattainment area are required to make emissions reductions. A new, more stringent standard for fine particulate matter became effective in December 2006. This standard was appealed to the United States Court of Appeals for the District of Columbia Circuit (“D.C. Circuit”). On February 24, 2009, the D.C. Circuit ruled that the EPA had failed to adequately explain why the annual fine particulate matter standard set at 15 micrograms per cubic meter was sufficiently protective of public health and remanded the rule for further review of the standard. The existing rule will remain in place until the EPA takes further action. In December 2008, the EPA notified the state of Iowa that portions of Scott County, where MidAmerican Energy’s Riverside coal-fired generating facility is located and Muscatine County, adjacent to Louisa County, where MidAmerican Energy’s Louisa coal-fired generating facility is located, did not meet the December 2006 fine particulate matter standard based on monitoring data from 2005 to 2007; however, based on monitoring data from 2006 to 2008, the fine particulate matter standard was met. The Iowa Department of Natural Resources will be required to develop and implement a plan to reduce the emissions that form fine particulates. Until such time as the Iowa Department of Natural Resources develops the plan, it cannot be determined what impact the nonattainment designation may have on the operation of MidAmerican Energy’s facilities.

In March 2008, the EPA issued final rules to strengthen the national ambient air quality standard for ground level ozone, lowering the standard to 0.075 parts per million from 0.08 parts per million. States have until March 2009 to characterize their attainment status, and the EPA’s determinations regarding non-attainment will be made by March 2010 with state implementation plans (“SIPs”) due in 2013. Until the EPA makes its final attainment designations, the impact of any new standards on MidAmerican Energy will not be known.

Regulated Air Pollutants

In 2005, the EPA promulgated the Clean Air Mercury Rule (“CAMR”), which would have regulated mercury emissions from coal-fired power plants through the use of a cap-and-trade system beginning in 2010, with reductions of approximately 70% when fully implemented in 2018. The CAMR was overturned by the D.C. Circuit in February 2008. The EPA petitioned the United States Supreme Court for review of the lower court’s decision in October 2008. On February 6, 2009, the EPA withdrew its petition for review before the United States Supreme Court, and on February 23, 2009, the United States Supreme Court dismissed the petition. The EPA has indicated it plans to propose a new mercury rule that will require coal-fired power plants to utilize Maximum Achievable Control Technology, rather than a cap-and-trade mechanism, to reduce mercury emissions. As a result, MidAmerican Energy’s coal-fired facilities may be required to install controls to reduce mercury emissions at their facilities rather than making cost-effective mercury emission reductions through a combination of controls and allowances. Depending on the scope and timing of these reduction requirements, as well as the availability and effectiveness of controls, the new rules could impose additional costs on MidAmerican Energy for control of mercury emissions above the costs anticipated under the CAMR.

In March 2005, the EPA released the final Clean Air Interstate Rule (“CAIR”), calling for reductions of SO2 and NOx emissions in the Eastern United States through, at each state’s option, a market-based cap-and-trade system, emission reductions, or both because of contributions to downwind nonattainment of the fine particulate matter and ozone standards. The SO2 and NOx emissions reductions were planned to be accomplished in two phases, in 2009-2010 and 2015. However, in July 2008, the D.C. Circuit held that the CAIR was fatally flawed and vacated the rule, remanding it to the EPA to consider which states are included in the CAIR based on their contribution to nonattainment and neighboring states’ emission reductions to contributions to nonattainment in addition to distributing allowances appropriately. In September 2008, the EPA and others filed a petition for rehearing to the full court of the CAIR. In December 2008, the court granted the EPA’s petition to remand the matter without vacating the rule to the EPA to conduct further proceedings consistent with its prior opinion that the CAIR is fatally flawed and must be revised. The court concluded that, notwithstanding the flaws of the CAIR, it should remain in effect until it is replaced by a new rule. As a result of the court’s ruling, MidAmerican Energy and other utilities in the Eastern United States have an obligation to comply with the NOx provisions of the CAIR effective on January 1, 2009, and with the SO2 provisions of the CAIR effective January 1, 2010, until such time as the EPA promulgates a new rule. Under the CAIR, a market for trading SO2 and NOx emission credits had developed. As a result of the uncertainties created by the court’s ruling and the indefinite nature of the existing CAIR, the cost and availability of NOx allowances is subject to market conditions.

Emissions reductions could be made more stringent by current or future regulatory and legislative proposals at the federal or state levels that would result in significant reductions of SO2, NOx and mercury, as well as carbon dioxide and other gases that may affect global climate change.

Regional Haze

The EPA has initiated a regional haze program intended to improve visibility at specific federally protected areas. Some of MidAmerican Energy’s generating facilities meet the threshold applicability criteria under the Clean Air Visibility Rules. In accordance with the federal requirements, states were required to submit SIPs by December 2007 to demonstrate reasonable progress toward achieving natural visibility conditions in certain Class I areas by requiring emission controls, known as best available retrofit technology, on sources with emissions that are anticipated to cause or contribute to impairment of visibility. Iowa submitted its SIP to the EPA and suggested that the emission reductions already made by MidAmerican Energy and additional reductions that will be made under the CAIR place the state in the position that no further reductions should be required.

New Source Review

Under existing New Source Review (“NSR”) provisions of the Clean Air Act, any facility that emits regulated pollutants is required to obtain a permit from the EPA or a state regulatory agency prior to (1) beginning construction of a new major stationary source of an NSR-regulated pollutant or (2) making a physical or operational change to an existing stationary source of such pollutants that increases certain levels of emissions, unless the changes are exempt under the regulations (including routine maintenance, repair and replacement of equipment). In general, projects subject to NSR regulations are subject to pre-construction review and permitting under the Prevention of Significant Deterioration (“PSD”) provisions of the Clean Air Act. Under the PSD program, a project that emits threshold levels of regulated pollutants must undergo a “best available control technology” analysis and evaluate the most effective emissions controls. These controls must be installed in order to receive a permit. Violations of NSR regulations, which may be alleged by the EPA, states, and environmental groups, among others, potentially subject a utility to material fines and other sanctions and remedies including requiring installation of enhanced pollution controls and funding supplemental environmental projects.

As part of an industry-wide investigation to assess compliance with the NSR and PSD provisions, the EPA has requested from numerous utilities information and supporting documentation regarding their capital projects for various generating plants. In 2002 and 2003, MidAmerican Energy responded to requests for information relating to their capital projects at its generating facilities. There are currently no outstanding data requests pending from the EPA. An NSR enforcement case against another utility has been decided by the United States Supreme Court, holding that an increase in the annual emissions of a facility, when combined with a modification (i.e., a physical or operational change), may trigger NSR permitting. MidAmerican Energy cannot predict the outcome of the EPA’s review of the data they have submitted at this time.

Numerous changes have been proposed to the NSR rules and regulations over the last several years.  These changes, withdrawals of proposed changes, differing interpretations by the EPA and the courts, and the recent change in administration, create risk and uncertainty for regulated entities in complying with NSR requirements when permitting new projects and installing emission controls at existing facilities.  MidAmerican Energy monitors these changes and interpretations to ensure permitting activities are conducted in accordance with the applicable requirements.

Climate Change

As a result of increased attention to global climate change in the United States, there are significant future environmental regulations under consideration to increase the deployment of clean energy technologies and regulate emissions of greenhouse gas at the state, regional and federal levels. Congress and federal policy makers are considering climate change legislation and a variety of national climate change policies. President Obama has expressed support for an economy-wide greenhouse gas cap-and-trade program that would reduce emissions 80% below 1990 levels by 2050. Alternatively, or in conjunction with a cap, policy makers have discussed the possibility of imposing a tax on greenhouse gas emissions. Given the strong interest and support in reducing greenhouse gas emissions, MidAmerican Energy’s electric generating facilities are likely to be subject to regulation of greenhouse gas emissions within the next several years.

In addition, nongovernmental organizations have become more active in initiating citizen suits under existing environmental and other laws, and the EPA issued an advanced notice of proposed rulemaking in 2008 to consider issues associated with regulating greenhouse gas emissions under the Clean Air Act. The United States Supreme Court has ruled that the EPA has the authority under the Clean Air Act to regulate emissions of greenhouse gases from motor vehicles and that the EPA must make a determination relating to the danger posed by greenhouse gas emissions. Furthermore, pending cases that address the potential public nuisance from greenhouse gas emissions from electricity generators and the EPA’s failure to regulate greenhouse gas emissions from new and existing coal-fired generating facilities are expected to become active. While debate continues at the national level over the direction of domestic climate policy, several states have developed state-specific laws or regional legislative initiatives to reduce greenhouse gas emissions that are expected to impact MidAmerican Energy including:

•
In Iowa, legislation enacted in 2007 requires the Iowa Climate Change Advisory Council (“ICCAC”), a 23-member group appointed by the Iowa governor, to develop scenarios designed to reduce statewide greenhouse gas emissions, including one scenario that would reduce emissions by 50% by 2050, and submit its recommendations to the legislature. The ICCAC also developed a second scenario to reduce greenhouse gas emissions by 90% with reductions in both scenarios from 2005 emission levels. In January 2009, the ICCAC presented to the Iowa governor and legislature 56 policy options to consider to achieve greenhouse gas reductions, including enhanced energy efficiency programs and increased renewable generation.

•
In November 2007, the Iowa governor signed the Midwest Greenhouse Gas Accord and the Energy Security and Climate Stewardship Platform for the Midwest. The signatories to the platform were other Midwestern states that agreed to implement a regional cap-and-trade system for greenhouse gas emissions by May 2010. Current advisory group recommendations include the assessment of 2020 emission reduction targets of 15%, 20%, and 25% below 2005 levels and a 2050 target of 60% to 80% below 2005 levels. In addition, the accord calls for the participating states to collectively meet at least 2% of regional annual retail sales of natural gas and electricity through energy efficiency improvements by 2015 and continue to achieve an additional 2% in efficiency improvements every year thereafter.

In addition to pending legislative proposals to regulate greenhouse gas emissions, in July 2008, the EPA issued an advance notice of proposed rulemaking presenting information relevant to, and soliciting public comment on, how to respond to the United States Supreme Court’s decision in Massachusetts v. EPA in which the United States Supreme Court ruled that the Clean Air Act authorizes regulation of greenhouses gases because they meet the definition of an air pollutant under the Clean Air Act, given the potential ramifications of a decision to regulate such emissions under the existing Clean Air Act framework.

MidAmerican Energy believes in implementing public policy to address climate change in a manner that informs all constituents of cost ramifications and attempts to minimize such costs. MidAmerican Energy believes that research and development must be undertaken on a large scale and in a coordinated manner to obtain technologies that reduce carbon emissions while still providing reasonably priced energy and that the development and deployment of low-carbon electricity technologies must precede the imposition of significant emission reduction requirements or taxes or fees on emissions. MidAmerican Energy continues to add renewable and low-carbon electric capacity to its generation portfolios in an effort to reduce the carbon intensity of its generating capacity. From 2000 to 2008, through the addition of lower-carbon and renewable generation resources, MidAmerican Energy reduced the carbon dioxide intensity of its electricity generation portfolio by 14% while increasing the number of MWhs generated by 43%. In addition, MidAmerican Energy has engaged in several voluntary programs designed to reduce or avoid greenhouse gas emissions, including the EPA’s sulfur hexafluoride reduction program, refrigerator recycling programs, and the EPA landfill methane outreach program. MidAmerican Energy is a founding member of The Climate Registry under which it will voluntarily report its greenhouse gas emissions.

Climate change may cause physical and financial risk through, among other things, sea level rise, changes in precipitation and extreme weather events. Energy needs may increase or decrease, based on overall changes in weather. Availability of resources to generate electricity, such as water for cooling purposes, may also be impacted by climate change and could influence MidAmerican Energy’s existing and future electricity generation portfolio. These issues may have a direct impact on the costs of electricity production and increase the price paid by customers for electricity.

Legislative and regulatory responses to climate change have the potential to create financial risk. Adoption of early and stringent limits on greenhouse gas emissions could significantly adversely impact MidAmerican Energy’s current and future fossil-fueled facilities, and therefore, its financial results. To the extent that MidAmerican Energy is not allowed by its regulators or cannot otherwise recover the costs incurred to comply with climate change requirements, it could have a material adverse impact on its financial results. Costs of compliance with environmental and other regulatory requirements are historically recovered in rates but risk regulatory lag. Although MidAmerican Energy does not make policy and does not take a position on the scientific aspects of climate change, it supports an informed dialogue on climate change and intends to implement actions to comply with any new legislation or regulation. The impact of any pending judicial proceedings and any pending or enacted federal and state climate change legislation and regulation cannot be determined at this time; however, adoption of stringent limits on greenhouse gas emissions could have a significant adverse impact on MidAmerican Energy’s current and future fossil-fueled generating facilities, and, therefore, its financial results.

Other

The EPA’s regulation of certain pollutants under the Clean Air Act, and its failure to regulate other pollutants, is being challenged by various lawsuits brought by both individual state attorney generals and environmental groups. To the extent that these actions may be successful in imposing additional or more stringent regulation of emissions on fossil-fueled facilities in general and MidAmerican Energy’s facilities in particular, such actions will likely impact MidAmerican Energy’s fossil-fueled facilities and, therefore, its financial results.

Water Quality Standards

The Clean Water Act establishes the framework for maintaining and improving water quality in the United States through a program that regulates, among other things, discharges to and withdrawals from waterways. The Clean Water Act requires that cooling water intake structures reflect the “best technology available for minimizing adverse environmental impact” to aquatic organisms. In July 2004, the EPA established significant new national technology-based performance standards for existing electric generating facilities that take in more than 50 million gallons of water per day. These rules are aimed at minimizing the adverse environmental impacts of cooling water intake structures by reducing the number of aquatic organisms lost as a result of water withdrawals. In response to a legal challenge to the rule, in January 2007, the United States Court of Appeals for the Second Circuit (“Second Circuit”) remanded almost all aspects of the rule to the EPA, leaving companies with cooling water intake structures uncertain regarding compliance with these requirements. Petitions for review of the lower court’s decision are pending before the U.S. Supreme Court. The United States Supreme Court will consider whether §316(b) of the Clean Water Act authorizes the EPA to compare costs with benefits in determining “best technology available for minimizing adverse environmental impact” at cooling water intake structures. Compliance and the potential costs of compliance, therefore, cannot be ascertained until such time as the United States Supreme Court’s decision is rendered or further action is taken by the EPA. Currently, all of MidAmerican Energy’s coal-fired generating facilities except Louisa, Ottumwa and Walter Scott, Jr. Unit No. 4, which have water cooling towers, exceed the 50 million gallons of water per day in-take threshold. In the event that MidAmerican Energy’s existing intake structures require modification or alternative technology is required by new rules, expenditures to comply with these requirements could be significant.

Ash Disposal

In December 2008, an ash impoundment dike at the Tennessee Valley Authority’s Kingston power plant collapsed after heavy rain, releasing a significant amount of fly ash and bottom ash, coal combustion by-products, and water to the surrounding area. In light of this incident, federal and state officials have called for greater regulation of coal combustion storage and disposal. MidAmerican Energy operates coal ash impoundments and, in January 2008, made voluntary commitments under an industry action plan to disposal restrictions, monitoring and reporting of coal combustion products that exceed requirements under current law. These ash impoundments could be impacted by additional regulation and could pose additional costs associated with ash management and disposal activities at MidAmerican Energy’s coal-fired generating facilities. The impact of any new regulations on coal combustion products cannot be determined at this time.

INTERCOAST CAPITAL

InterCoast Capital is a wholly owned nonregulated subsidiary of MHC primarily engaged in investment activities, which it manages through its nonregulated investment subsidiaries. As of December 31, 2008, InterCoast Capital had total assets of $6 million, of which approximately $4 million was an equity investment in an equipment lease related to a 7% undivided interest in an electric generating station leased to a utility located in Arizona. Refer to Note 6 of MidAmerican Funding’s Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional discussion of equipment leases. Additionally, InterCoast Capital and its subsidiaries had direct investments in energy projects and indirect investments, through venture capital funds, in a variety of nonregulated energy production technologies.

MIDWEST CAPITAL

Midwest Capital is a wholly owned nonregulated subsidiary of MHC with total assets of $6 million as of December 31, 2008. Midwest Capital’s primary activity is the management of utility service area investments to support economic development. Midwest Capital’s principal interest is Dakota Dunes, a 1,920-acre planned residential and commercial development in southeastern South Dakota. The major construction phase of the planned community is complete, and the marketing phase to sell developed residential and commercial lots is in progress. As of December 31, 2008, 64% of the development available for sale had been sold.

Item 1A.	Risk Factors

MidAmerican Energy and MidAmerican Funding are subject to certain risks in their business operations, which are described below. Careful consideration of these risks, together with all of the other information included in this annual report and the other public information filed by us, should be made before making an investment decision relating to MidAmerican Energy or MidAmerican Funding. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known or that are currently deemed immaterial may also impair the business operations of MidAmerican Energy or MidAmerican Funding.

MidAmerican Energy is subject to extensive regulations and legislation that affect its operations and costs. These regulations and laws are complex, dynamic and subject to change.

MidAmerican Energy is subject to numerous regulations and laws enforced by regulatory agencies. These regulatory agencies include, among others, the FERC, the EPA, the NRC, the IUB, the ICC and other federal, state and local agencies.

Regulations affect almost every aspect of MidAmerican Energy’s business and limits its ability to independently make and implement management decisions regarding, among other items, business combinations, constructing, acquiring or disposing of operating assets, setting rates charged to customers, establishing capital structures and issuing debt or equity securities, engaging in transactions between MidAmerican Energy and its affiliates and paying dividends. Regulations are subject to ongoing policy initiatives, and MidAmerican Energy cannot predict the future course of changes in laws, regulations and orders, or the ultimate effect that regulatory changes may have on MidAmerican Energy. However, such changes could materially impact MidAmerican Energy’s financial results. For example, such changes could result in, but are not limited to, increased retail competition within its service territories, new environmental requirements, including the implementation of greenhouse gas emission reduction goals, implementation of energy efficiency mandates and the acquisition by a municipality or other quasi-governmental body of its distribution facilities (by negotiation, legislation or condemnation).

Federal and state energy regulation changes are one of the more challenging aspects of managing utility operations. New and expanded regulations imposed by policy makers, court systems, and industry restructuring have imposed changes on the industry. The following are examples of recent changes to the regulatory environment that has impacted MidAmerican Energy:

•
Energy Policy Act of 2005 - In the United States, the Energy Policy Act impacts many segments of the energy industry. The U.S. Congress granted the FERC additional authority in the Energy Policy Act which expanded its role from a regulatory body to an enforcement agency. To implement the law, the FERC adopted new regulations and issued regulatory decisions addressing electric system reliability, electric transmission planning, operation, expansion and pricing, regulation of utility holding companies, and enforcement authority, including the ability to assess civil penalties of up to $1 million per day per violation for non-compliance. The FERC has essentially completed its implementation of the Energy Policy Act and the emphasis of its recent decisions is on reporting and compliance. In that regard, the FERC has vigorously exercised its enforcement authority by imposing significant civil penalties for violations of its rules and regulations. For example, as a result of past events affecting electric reliability, the Energy Policy Act requires federal agencies, working together with non-governmental organizations charged with electric reliability responsibilities, to adopt and implement measures designed to ensure the reliability of electric transmission and distribution systems. Since the adoption of the Energy Policy Act, the FERC has approved numerous electric reliability, cyber security and critical infrastructure protection standards developed by the NERC. A transmission owner’s reliability compliance issues with these and future standards could result in financial penalties. In FERCOrder No. 693, the FERC implemented its authority to impose penalties of up to $1 million per day per violation for failure to comply with electric reliability standards. The adoption of these and future electric reliability standards has imposed more comprehensive and stringent requirements on MidAmerican Energy, which has increased compliance costs. It is possible that the cost of complying with these and any additional standards adopted in the future could adversely affect MidAmerican Energy’s financial results.

•
FERC Orders – The FERC has issued a series of orders to foster greater competition in wholesale power markets by reducing barriers to entry in the provision of electric transmission service. In FERC Order Nos. 888, 889, 890, 890-A and 890-B, the FERC required electric utilities to adopt a pro forma OATT by which transmission service would be provided on a just, reasonable and not unduly discriminatory or preferential basis. The rules adopted by these orders promote transparency and consistency in the administration of the OATT, increase the ability of customers to access new generating resources and promote efficient utilization of transmission by requiring an open, transparent and coordinated transmission planning process. Together with the increased reliability standards required of transmission providers, the costs of operating the transmission system and providing transmission service have increased and, to the extent such increased costs are not recovered in rates charged to customers, they could adversely affect MidAmerican Energy’s financial results.

In addition to the foregoing examples, the new Obama administration has stated that many aspects of energy and the environment, including renewable resources and climate change, will be a key component of its policy agenda. MidAmerican Energy cannot predict what actions the administration may take, the laws or regulations that may be adopted or the ultimate effect that any of these may have on MidAmerican Energy, however, such effect could materially impact its financial results.

MidAmerican Energy is subject to numerous environmental, health, safety, and other laws, regulations and other requirements that could adversely affect its financial results.

Operational Standards

MidAmerican Energy is subject to numerous environmental, health, safety, and other laws, regulations and other requirements affecting many aspects of MidAmerican Energy’s present and future operations, including, among others:

•
the EPA’s CAIR, which established cap and trade programs to reduce SO2 and NOx emissions starting in 2009 to address alleged contributions to downwind non-attainment with the revised National Ambient Air Quality Standards;

•	the implementation of federal and state renewable portfolio standards, and

•	other laws or regulations that establish or could establish standards for greenhouse gas emissions, water quality, wastewater discharges, solid waste and hazardous waste.

These and related laws, regulations and orders generally require MidAmerican Energy to obtain and comply with a wide variety of environmental licenses, permits, inspections and other approvals.

Compliance with environmental, health, safety, and other laws, regulations and other requirements can require significant capital and operating expenditures, including expenditures for new equipment, inspection, clean-up costs, damages arising out of contaminated properties, and fines, penalties and injunctive measures affecting operating assets for failure to comply with environmental regulations. Compliance activities pursuant to regulations could be prohibitively expensive. As a result, some facilities may be required to shut down or alter their operations. Further, MidAmerican Energy may not be able to obtain or maintain all required environmental regulatory approvals for its operating assets or development projects. Delays in or active opposition by third parties to obtaining any required environmental or regulatory permits, failure to comply with the terms and conditions of the permits or increased regulatory or environmental requirements may increase its costs or prevent or delay MidAmerican Energy from operating its facilities, developing new facilities, expanding existing facilities or favorably locating new facilities. If MidAmerican Energy fails to comply with all applicable environmental requirements, it may be subject to penalties and fines or other sanctions. The costs of complying with current or new environmental, health, safety and other laws, regulations and other requirements could adversely affect MidAmerican Energy’s financial results. Not being able to operate existing facilities or develop new electric generating facilities to meet customer energy needs could require MidAmerican Energy to increase its purchases of power from the wholesale markets, which could increase market and price risks and adversely affect its financial results. Proposals for voluntary initiatives and mandatory controls are being discussed both in the United States and worldwide to reduce so-called ‘‘greenhouse gases’’ such as carbon dioxide, a by-product of burning fossil fuels and methane (the primary component of natural gas). These actions could result in increased costs for MidAmerican Energy to (i) operate and maintain its facilities, (ii) install new emission controls on its facilities and (iii) administer and manage any greenhouse gas emissions program. These actions could also increase the demand for natural gas, causing increased natural gas prices, thereby adversely affecting MidAmerican Energy’s operations.

Site Clean-up and Contamination

Environmental, health, safety, and other laws, regulations and other requirements also impose obligations to remediate contaminated properties or to pay for the cost of such remediation, often by parties that did not actually cause the contamination. MidAmerican Energy is generally responsible for on-site liabilities, and in some cases off-site liabilities, associated with the environmental condition of MidAmerican Energy’s assets, including power generating facilities, and electric transmission and electric and natural gas distribution assets that it has acquired or developed, regardless of when the liabilities arose and whether they are known or unknown. In connection with acquisitions, MidAmerican Energy may obtain or require indemnification against some environmental liabilities. If MidAmerican Energy incurs a material liability, or the other party to a transaction fails to meet its indemnification obligations, it could suffer material losses. MidAmerican Energy has established reserves to recognize its estimated obligations for known remediation liabilities, but such estimates may change materially over time. MidAmerican Energy is also required to fund its portion of the costs for decommissioning the Quad Cities Station when it is retired from service, which may include site remediation or decontamination. In addition, future events, such as changes in existing laws or policies or their enforcement, or the discovery of currently unknown contamination, may give rise to additional remediation liabilities that may be material.

Recovery of MidAmerican Energy’s costs is subject to regulatory review and approval, and the inability to recover costs may adversely affect MidAmerican Energy’s financial results.

State Rate Proceedings

MidAmerican Energy establishes rates for its regulated retail service through state regulatory proceedings. These proceedings typically involve multiple parties, including government bodies and officials, consumer advocacy groups and various consumers of energy, who have differing concerns, but who generally have the common objective of limiting rate increases. Decisions are subject to appeal, potentially leading to additional uncertainty associated with the approval proceedings.

Each state sets retail rates based in part upon the state utility commission’s acceptance of an allocated share of total utility costs. When states adopt different methods to calculate interjurisdictional cost allocations, some costs may not be incorporated into rates of any state. Ratemaking is also generally done on the basis of estimates of normalized costs, so if a given year’s realized costs are higher than normalized costs, rates will not be sufficient to cover those costs. Each state utility commission generally sets rates based on a test year established in accordance with that commission’s policies. Certain states use a future test year or allow for escalation of historical costs, while other states use a historical test year. Use of a historical test year may cause regulatory lag which results in MidAmerican Energy incurring costs, including significant new investments, for which recovery through rates is delayed. State regulatory commissions also decide the allowed rate of return MidAmerican Energy will be given an opportunity to earn on MidAmerican Energy’s equity investment. In addition, they  decide the allowed levels of expense and investment that they deem is just and reasonable in providing service. The state regulatory commissions may disallow recovery in rates for any costs that do not meet such standard.

In Iowa, MidAmerican Energy has agreed not to seek a general increase in electric base rates to become effective prior to January 1, 2014, unless its Iowa jurisdictional electric return on equity for any year falls below 10%. MidAmerican Energy expects to continue to make significant capital expenditures to maintain and improve the reliability of its generation, transmission and distribution facilities to reduce emissions and to support new business and customer growth. As a result, MidAmerican Energy’s financial results may be adversely affected if it is not able to deliver electricity in a cost-efficient manner and is unable to offset inflation and the cost of infrastructure investments with cost savings or additional sales.

In Iowa and Illinois, MidAmerican Energy is not permitted to pass through energy cost increases in its electric rates without a general rate case. In Iowa, MidAmerican Energy is prohibited from seeking reinstatement of a fuel adjustment clause for electric rates to become effective until January 1, 2014, unless its Iowa jurisdictional electric return on equity for any year falls below 10%. In Illinois, MidAmerican Energy is prohibited by law from seeking reinstatement of a fuel adjustment clause for electric rates until November 2011. Any significant increase in fuel costs for electricity generation or purchased power costs could have a negative impact on MidAmerican Energy, despite efforts to minimize this impact through future general rate cases or the use of hedging instruments. Any of these consequences could adversely affect MidAmerican Energy’s financial results.

While rate regulation is premised on providing MidAmerican Energy a fair opportunity to obtain a reasonable rate of return on invested capital, the state regulatory commissions do not guarantee that MidAmerican Energy will be able to realize a reasonable rate of return.

FERC Jurisdiction

The FERC establishes cost-based tariffs under which MidAmerican Energy provides transmission services to wholesale markets and retail markets in states that allow retail competition. The FERC also has responsibility for approving both cost- and market-based rates under which MidAmerican Energy sells electricity at wholesale. The FERC may impose price limitations, bidding rules and other mechanisms to address some of the volatility of these markets or may (pursuant to pending or future proceedings) revoke or restrict MidAmerican Energy’s ability to sell electricity at market-based rates, which could adversely affect MidAmerican Energy’s financial results. The FERC may also impose substantial civil penalties for any non-compliance with the Federal Power Act and the FERC’s rules and orders.

MidAmerican Energy is actively pursuing, developing and constructing new or expanded facilities, the completion and expected cost of which is subject to significant risk, and it has significant funding needs related to its planned capital expenditures.

MidAmerican Energy is continuing to develop and construct new or expanded facilities. MidAmerican Energy expects to incur substantial annual capital expenditures over the next several years. Expenditures could include, among others, amounts for new coal-fired, natural gas, nuclear and wind powered electric generating facilities, electric transmission or distribution projects and environmental control and compliance systems, as well as the continued maintenance of the installed asset base.

Development and construction of major facilities are subject to substantial risks, including fluctuations in the price and availability of commodities, manufactured goods, equipment, labor and other items over a multi-year construction period, as well as the economic viability of MidAmerican Energy’s suppliers. These risks may result in higher-than-expected costs to complete an asset and place it into service. Such costs may not be recoverable in the regulated rates or market prices MidAmerican Energy is able to charge its customers. It is also possible that additional generation needs may be obtained through power purchase agreements, which could increase long-term purchase obligations on MidAmerican Energy and force reliance on the operating performance of a third party. The inability to successfully and timely complete a project, avoid unexpected costs or to recover any such costs could adversely affect MidAmerican Energy’s financial results.

Furthermore, MidAmerican Energy depends upon both internal and external sources of liquidity to provide working capital and to fund capital requirements. If MidAmerican Energy is unable to obtain funding from external sources, it may need to postpone or cancel planned capital expenditures. Failure to construct these planned projects could limit opportunities for revenue growth, increase operating costs and adversely affect the reliability of electric service to MidAmerican Energy’s customers.

The current disruptions in the financial markets could affect MidAmerican Energy’s ability to obtain debt financing, draw upon or renew existing credit facilities and have other adverse effects on us and our subsidiaries.

The U.S. and global credit markets have recently experienced historic dislocations and liquidity disruptions that have caused financing to be unavailable in many cases. These circumstances have materially impacted liquidity in the debt markets, making financing terms less attractive for borrowers who are able to find financing, and in many cases have resulted in the unavailability of certain types of debt financing. In addition, many large financial institutions have experienced financial difficulties with some unable to survive as independent institutions and others filing for bankruptcy protection. These conditions may continue to impact the number of financial institutions able to provide credit. It is also possible that these financial institutions may not be able to provide previously arranged funding under revolving credit facilities or other arrangements like those that MidAmerican Energy has established as potential sources of liquidity for working capital and to fund capital requirements. For example, one of our revolving credit facility agreements was reduced due to the Lehman Brothers Holdings Inc. bankruptcy filing in September 2008. Continued uncertainty in the credit markets may negatively impact MidAmerican Energy’s ability to access funds on favorable terms or at all. If MidAmerican Energy was to need to access funds but was unable to do so, that failure could have a material adverse effect on its financial condition and results of operations.

A significant decrease in demand for natural gas or electricity in the markets served by MidAmerican Energy would significantly decrease MidAmerican Energy’s operating revenues and thereby adversely affect MidAmerican Energy’s business and financial results.

A sustained decrease in demand for natural gas or electricity in the markets served by MidAmerican Energy would significantly reduce its operating revenue and adversely affect its financial results. Factors that could lead to a decrease in market demand include, among others:

•
a recession or other adverse economic condition, including the significant adverse changes in the economy and credit markets in 2008 which may continue into future periods, that results in a lower level of economic activity or reduced spending by consumers on natural gas or electricity;

•	an increase in the market price of natural gas or electricity or a decrease in the price of other competing forms of energy;

•	efforts by customers, legislatures and regulators to reduce their consumption of energy through various conservation and energy efficiency measures and programs;

•
higher fuel taxes or other governmental or regulatory actions that increase, directly or indirectly, the cost of natural gas or the fuel source for electricity generation or that limit the use of natural gas or the generation of electricity from fossil fuels; and

•
a shift to more energy-efficient or alternative fuel machinery or an improvement in fuel economy, whether as a result of technological advances by manufacturers, legislation mandating higher fuel economy or lower emissions, price differentials, incentives or otherwise.

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

MidAmerican Energy’s total accredited net generating capability exceeds its historical peak load. The actual amount of generation capacity available at any time, however, may be less than the accredited capacity due to regulatory restrictions, transmission constraints, contractual commitments to third parties, fuel restrictions and generating units being temporarily out of service for inspection, maintenance, refueling, modifications or other reasons. In such circumstances, MidAmerican Energy may need to purchase energy in the wholesale markets and MidAmerican Energy may not recover in rates all of the additional costs that may be associated with such purchases. Most of MidAmerican Energy’s electric wholesale sales and purchases take place under market-based pricing allowed by the FERC and are therefore subject to market volatility, including price fluctuations.

MidAmerican Energy is also exposed to risks related to performance of contractual obligations by wholesale suppliers and customers. These risks have increased as a result of the current recessionary environment and many companies’ weakened financial condition. MidAmerican Energy relies on suppliers to deliver commodities, primarily natural gas, coal and electricity, in accordance with short- and long-term contracts. Failure or delay by suppliers to provide these commodities pursuant to existing contracts could disrupt the delivery of electricity and require MidAmerican Energy to incur additional expenses to meet customer needs. In addition, when these contracts terminate, MidAmerican Energy may be unable to purchase the commodities on terms equivalent to the terms of current contracts. MidAmerican Energy also relies on wholesale customers to take delivery of the energy they have committed to purchase and to pay for the energy on a timely basis. Failure of customers to take delivery may require MidAmerican Energy to find other customers to take the energy at lower prices than the original customers committed to pay. At certain times of the year, prices paid by MidAmerican Energy for energy needed to satisfy its customers’ energy needs may exceed the amounts received through retail rates from these customers. If MidAmerican Energy’s wholesale customers are unable to pay it for energy or hedging transactions, it may have a significant adverse impact on MidAmerican Energy’s cash flows. If the strategy used to minimize these risk exposures is ineffective or if MidAmerican Energy’s wholesale customers’ financial condition deteriorates as a result of recent economic conditions causing them to be unable to pay MidAmerican Energy, significant losses could result.

The deterioration in the credit quality of certain wholesale suppliers and customers of MidAmerican Energy as a result of the adverse economic changes experienced in 2008 could have an adverse impact on their ability to perform their contractual obligations and which in turn could have an adverse impact on MidAmerican Energy’s financial results.

Inflation and changes in commodity prices and fuel transportation costs may adversely affect MidAmerican Energy’s financial results.

Inflation may affect MidAmerican Energy by increasing both operating and capital costs. As a result of existing rate agreements and competitive price pressures, MidAmerican Energy may not be able to pass the costs of inflation on to its electric retail customers in Iowa and Illinois. If MidAmerican Energy is unable to manage cost increases or pass them on to its customers, its financial results could be adversely affected.

MidAmerican Energy has a multitude of long-term agreements of varying duration that are material to the operation of its business, such as power purchase, coal and gas supply and transportation contracts, and the failure to maintain, renew or replace these agreements on similar terms and conditions could increase its exposure to changes in prices, thereby increasing the volatility of its financial results. For example, MidAmerican Energy currently has contracts of varying durations for the supply and transportation of coal for its existing generation capacity. When these contracts expire or if they are not honored, MidAmerican Energy may not be able to purchase or transport coal on terms as favorable as the current contracts. MidAmerican Energy has similar exposures regarding the market price of natural gas. Changes in the cost of coal or natural gas supply and transportation and changes in the relationship between such costs and the market price of power will affect its financial results. Since the sales price MidAmerican Energy receives for power may not change at the same rate as MidAmerican Energy’s coal or natural gas supply and transportation costs, it may be unable to pass on the changes in costs to many of its electric customers. In addition, the overall prices MidAmerican Energy charges its retail customers in Iowa are fixed, as described above, and MidAmerican Energy does not have fuel recovery mechanisms in Iowa and Illinois.

MidAmerican Energy’s financial results may be adversely affected if it is unable to obtain adequate, reliable and affordable access to transmission service.

MidAmerican Energy depends on transmission facilities owned and operated by other utilities to transport electricity and natural gas to both wholesale and retail markets, as well as natural gas purchased to supply some of MidAmerican Energy’s electric generating facilities. If adequate transmission is unavailable, MidAmerican Energy may be unable to purchase and sell and deliver products. Such unavailability could also hinder MidAmerican Energy from providing adequate or economical electricity or natural gas to its wholesale and retail electric and gas customers and could adversely impact MidAmerican Energy’s financial results.

The different regional power markets have varying and dynamic regulatory structures, which could affect MidAmerican Energy’s growth and performance. In addition, the independent system operators who oversee the transmission systems in regional power markets have imposed in the past, and may impose in the future, price limitations and other mechanisms to counter volatility in the power markets. These types of price limitations and other mechanisms may adversely impact MidAmerican Energy’s financial results.

MidAmerican Energy’s operating results may fluctuate on a seasonal and quarterly basis and may be adversely affected by weather.

The sale of electric power and natural gas are generally seasonal businesses. In the markets in which MidAmerican Energy operates, demand for electricity peaks during the hot summer months when cooling needs are higher. Market prices for electric supply also generally peak at that time. In addition, demand for gas and other fuels generally peaks during the winter when heating needs are higher. Further, extreme weather conditions such as heat waves or winter storms could cause these seasonal fluctuations to be more pronounced.

As a result, MidAmerican Energy’s overall financial results may fluctuate substantially on a seasonal and quarterly basis. MidAmerican Energy has historically sold less power, and consequently earned less income, when weather conditions are mild. Unusually mild weather in the future may adversely affect MidAmerican Energy’s financial results through lower revenues or margins. Conversely, unusually extreme weather conditions could increase MidAmerican Energy’s costs to provide power and could adversely affect its financial results. Additionally, MidAmerican Energy has added substantial wind-powered generation capacity which is a climate-dependent resource resulting in a variable production output that may at times affect the amount of energy available for sale or purchase. The extent of fluctuation in financial results may change depending on a number of factors related to MidAmerican Energy’s regulatory environment and contractual agreements, including MidAmerican Energy’s ability to recover power costs, the existence of revenue sharing provisions and terms of the power sale contracts.

MidAmerican Energy is subject to operating uncertainties that could adversely affect its financial results.

The operation of a complex electric and gas utility (including generation, transmission and distribution) systems involves many operating uncertainties and events beyond MidAmerican Energy’s control. These potential events include the breakdown or failure of power generation equipment, compressors, pipelines, transmission and distribution lines or other equipment or processes, unscheduled generating facility outages, strikes, lockouts or other labor-related actions, a shortage of qualified labor, transmission and distribution system constraints or outages, fuel shortages or interruption, unavailability of critical equipment, materials and supplies, performance below expected levels of output, capacity or efficiency, operator error and catastrophic events such as severe storms, fires, earthquakes or explosions. A casualty occurrence might result in injury or loss of life, extensive property damage or environmental damage. Any of these risks or other operational risks could significantly reduce or eliminate MidAmerican Energy’s revenues or significantly increase its expenses. For example, if MidAmerican Energy cannot operate its electric or natural gas facilities at full capacity due to damage caused by a catastrophic event, its revenues could decrease due to decreased sales and its expenses could increase due to the need to obtain energy from more expensive sources. Further, MidAmerican Energy self-insures many risks and current and future insurance coverage may not be sufficient to replace lost revenue or cover repair and replacement costs. Any reduction of revenues for such reason, or any other reduction of MidAmerican Energy’s revenues or increase in its expenses resulting from the risks described above could adversely affect MidAmerican Energy’s financial results.

Potential terrorist activities or military or other actions could adversely affect MidAmerican Energy’s financial results.

The continued threat of terrorism since September 11, 2001, and the impact of military and other actions by the United States and its allies has led to increased political, economic and financial market instability and has subjected MidAmerican Energy’s gas or electric operations to increased risks. The United States government has issued warnings that energy assets, specifically nuclear generation and other electric utility infrastructure, are potential targets for terrorist organizations. Political, economic or financial market instability or damage to MidAmerican Energy’s operating assets or the assets of its customers or suppliers may result in business interruptions, lost revenues, higher commodity prices, disruption in fuel supplies, lower energy consumption and unstable markets, particularly with respect to natural gas and electric energy, increased security, repair or other costs that may materially adversely affect MidAmerican Energy in ways that cannot be predicted at this time. Any of these risks could materially affect MidAmerican Energy’s financial results. Furthermore, instability in the financial markets as a result of terrorism or war could also materially adversely affect MidAmerican Energy’s ability to raise capital.

The insurance industry may change to reflect increased instability in the political, economic and financial markets. As a result, insurance covering risks MidAmerican Energy typically insures against may decrease in scope and availability, and it may elect to self-insure against many such risks. In addition, the available insurance may have higher deductibles, higher premiums and more restrictive policy terms.

MidAmerican Energy is subject to the unique risks associated with nuclear generation.

The ownership and operation of nuclear power plants, such as MidAmerican Energy’s 25% ownership interest in the Quad Cities Station, involves certain risks. These risks include, among other items, mechanical or structural problems, inadequacy or lapses in maintenance protocols, the impairment of reactor operation and safety systems due to human error, the costs of storage, handling and disposal of nuclear materials, limitations on the amounts and types of insurance coverage commercially available, and uncertainties with respect to the technological and financial aspects of decommissioning nuclear facilities at the end of their useful lives. The prolonged unavailability of the Quad Cities Station could materially adversely affect MidAmerican Energy’s financial results, particularly when the cost to produce power at the plant is significantly less than market wholesale power prices. The following are among the more significant of these risks:

•
Operational Risk – Operations at any nuclear power plant could degrade to the point where the plant would have to be shut down. If such degradations were to occur, the process of identifying and correcting the causes of the operational downgrade to return the plant to operation could require significant time and expense, resulting in both lost revenue and increased fuel and purchased power expense to meet supply commitments. Rather than incurring substantial costs to restart the plant, the plant could be shut down. Furthermore, a shut-down or failure at any other nuclear plant could cause regulators to require a shut-down or reduced availability at the Quad Cities Station.

•
Regulatory Risk – The NRC may modify, suspend or revoke licenses and impose civil penalties for failure to comply with the Atomic Energy Act of 1954, as amended, applicable regulations or the terms of the licenses of nuclear facilities. Unless extended, the NRC operating licenses for the Quad Cities Station will expire in 2032. Changes in regulations by the NRC could require a substantial increase in capital expenditures or result in increased operating or decommissioning costs.

•
Nuclear Accident Risk – Accidents and other unforeseen problems have occurred at nuclear facilities other than the Quad Cities Station, both in the United States and elsewhere. The consequences of an accident can be severe and include loss of life and property damage. Any resulting liability from a nuclear accident could exceed MidAmerican Energy’s resources, including insurance coverage.

Poor performance of plan and fund investments and other factors impacting pension plans, postretirement benefits plan and nuclear decommissioning costs could unfavorably impact our cash flows and liquidity.

Costs of providing MidAmerican Energy’s non-contributory defined benefit pension and postretirement benefits plans depend upon a number of factors, including the rates of return on plan assets, the level and nature of benefits provided, discount rates, the interest rates used to measure required minimum funding levels, changes in benefit design, changes in laws and government regulation and MidAmerican Energy’s required or voluntary contributions made to the plans. MidAmerican Energy’s pension and postretirement benefits plans are in underfunded positions due to the recent declines in the global equity markets. Even with sustained growth in the investments over future periods to increase the value of these plans’ assets, MidAmerican Energy will likely be required to make significant cash contributions to fund these plans. Furthermore, the recently enacted Pension Protection Act of 2006, as amended, may result in more volatility in the amount and timing of future contributions. Similarly, funds dedicated to nuclear decommissioning are also invested in equity and fixed income securities and poor performance of these investments will reduce the amount of funds available for their intended purpose which would require MidAmerican Energy to make additional cash contributions. Such cash funding obligations, which are also impacted by the other factors described above, could have a material impact on MidAmerican Energy’s liquidity by reducing its cash flows.

MidAmerican Energy is involved in numerous legal proceedings, the outcomes of which are uncertain and could adversely affect its financial results.

MidAmerican Energy is party to numerous legal proceedings. Litigation is subject to many uncertainties, and MidAmerican Energy cannot predict the outcome of individual matters. It is possible that the final resolution of some of the matters in which MidAmerican Energy is involved could result in additional payments in excess of established reserves over an extended period of time and in amounts that could have a material adverse effect on MidAmerican Energy’s financial results. Similarly, it is also possible that the terms of resolution could require that MidAmerican Energy change business practices and procedures, which could also have a material adverse effect on its financial results. Further, litigation could result in the imposition of financial penalties or injunctions which could limit MidAmerican Energy’s ability to take certain desired actions or the denial of needed permits, licenses or regulatory authority to conduct its business, including the siting or permitting of facilities. Any of these outcomes could adversely affect its financial results.

MidAmerican Energy’s indirect parent, MEHC or Berkshire Hathaway, could exercise control over MidAmerican Energy in a manner that would benefit MEHC or Berkshire Hathaway to the detriment of MidAmerican Energy’s creditors and preferred stockholders.

Berkshire Hathaway is MEHC’s majority owner and has control over all decisions requiring shareholder approval. Likewise, MEHC is the indirect parent of MidAmerican Energy and the direct parent of MidAmerican Funding and, accordingly, has control over all decisions requiring shareholder approval, including the election of directors. In circumstances involving a conflict of interest between Berkshire Hathaway, MEHC and MidAmerican Energy’s creditors and preferred stockholders or MidAmerican Funding’s creditors, Berkshire Hathaway or  MEHC could exercise its control in a manner that would benefit Berkshire Hathaway or MEHC to the detriment of MidAmerican Energy’s creditors and preferred stockholders or MidAmerican Funding’s creditors.

Potential changes in accounting standards might cause MidAmerican Energy to revise its financial results and disclosure in the future, which may change the way analysts measure its business or financial performance.

Accounting irregularities discovered in the past few years in various industries have caused regulators and legislators to take a renewed look at accounting practices, financial disclosures, and companies’ relationships with their independent auditors. Because it is still unclear what laws or regulations will ultimately develop, MidAmerican Energy cannot predict the ultimate impact of any future changes in accounting regulations or practices in general with respect to public companies or the energy industry or in its operations specifically. In addition, the Financial Accounting Standards Board (“FASB”), the FERC or the SEC could enact new or revised accounting standards or FERC orders that might impact how MidAmerican Energy is required to record revenues, expenses, assets and liabilities.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

MidAmerican Energy’s regulated utility properties consist of the physical assets necessary to generate, transmit, store, distribute and supply energy and consist mainly of electric generation, transmission and distribution facilities, gas distribution facilities, along with related rights of way. It is the opinion of management that the principal depreciable properties owned by MidAmerican Energy are in good operating condition and well maintained. MidAmerican Energy’s most individually significant properties are its electric generation facilities. For information regarding these facilities, please refer to the “Regulated Electric Operations” discussion in Item 1 of this Form 10-K.

The electric transmission system of MidAmerican Energy at December 31, 2008, included approximately 1,000 miles of 345 kilovolt (“kV”) lines and approximately 1,200 miles of 161 kV lines. MidAmerican Energy’s electric distribution system included approximately 400 substations at December 31, 2008.

Gas property consists primarily of natural gas mains and services lines, meters and related distribution equipment, including feeder lines to communities served from natural gas pipelines owned by others. The gas distribution facilities of MidAmerican Energy at December 31, 2008, included approximately 22,000 miles of gas mains and service lines. In addition, gas property includes three liquefied natural gas plants and two propane-air plants. Refer to the “Regulated Natural Gas Operations” discussion in Item 1 of this Form 10-K for information regarding these facilities.

Utility plant, including construction work in progress and net of accumulated depreciation, by functional classification is as follows as of December 31 (in millions):

	2008	2007
Electric
Generation	$4,105	$3,084
Transmission	439	405
Distribution	1,624	1,524
Gas distribution	746	695
	$6,914	$5,708

Refer to Note 15 of MidAmerican Energy’s Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for a discussion of operating segments.

Item 3.	Legal Proceedings

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

All common stock of MidAmerican Energy is held by its parent company, MHC, which is a direct, wholly owned subsidiary of MidAmerican Funding. MidAmerican Funding is an Iowa limited liability company whose membership interest is held solely by MEHC.

Item 6.	Selected Financial Data

The following tables set forth selected consolidated historical financial data of MidAmerican Energy and MidAmerican Funding, which should be read in conjunction with the information in Item 7 of this Form 10-K and with their respective historical Consolidated Financial Statements and notes thereto in Item 8 of this Form 10-K. The selected consolidated historical financial data has been derived from each company’s audited historical Consolidated Financial Statements and notes thereto.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
SELECTED FINANCIAL DATA
(In millions)

	Years Ended December 31,
	2008	2007	2006	2005	2004

Consolidated Statement of Operations Data:
Operating revenues	$4,700	$4,258	$3,448	$3,160	$2,696
Operating income	587	513	421	381	356
Net income	343	326	266	221	210
Earnings on common stock	342	325	265	220	209

	As of December 31,
	2008	2007	2006	2005	2004
Consolidated Balance Sheet Data:
Total assets	$8,520	$7,251	$6,510	$5,864	$5,112
Long-term debt (a)	2,865	2,471	1,821	1,632	1,423
Short-term debt	457	86	-	-	-
Preferred securities	30	30	30	30	30
Common shareholder’s equity	2,569	2,288	1,951	1,745	1,527

(a)	Includes current portion.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
SELECTED FINANCIAL DATA
(In millions)

	Years Ended December 31,
	2008	2007	2006	2005	2004

Consolidated Statement of Operations Data:
Operating revenues	$4,715	$4,267	$3,453	$3,166	$2,702
Operating income	590	514	421	381	356
Net income (a)	317	300	288	195	179

	As of December 31,
	2008	2007	2006	2005	2004

Consolidated Balance Sheet Data:
Total assets	$9,810	$8,544	$7,794	$7,157	$6,427
Long-term debt (b)	3,565	3,171	2,521	2,332	2,123
Short-term debt	457	86	-	-	-
Note payable to affiliate	59	33	3	54	31
MidAmerican Energy preferred securities	30	30	30	30	30
Member’s equity	3,081	2,825	2,514	2,235	2,042

(a)
Net income for 2006 reflects a $19 million reduction of income taxes due to the resolution of a potential tax matter and after-tax gains totaling $30 million on the sales and restructurings of a number of MidAmerican Funding’s nonstrategic, passive investments.

(b)	Includes current portion.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

MidAmerican Funding, LLC (“MidAmerican Funding”) is an Iowa limited liability company whose sole member is MidAmerican Energy Holdings Company (“MEHC”). MidAmerican Funding owns all of the outstanding common stock of MHC Inc. (“MHC”), which owns all of the common stock of MidAmerican Energy Company (“MidAmerican Energy”), InterCoast Capital Company, Midwest Capital Group, Inc., MEC Construction Services Co.. MidAmerican Services Company and MHC, MidAmerican Funding and MEHC are headquartered in Des Moines, Iowa.

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

Results of Operations

Earnings Overview

MidAmerican Energy –

MidAmerican Energy’s earnings on common stock improved $17 million to $342 million for 2008 compared to $325 million for 2007. Operating income increased $74 million compared to 2007 due to improved margins on regulated electric sales. A reduction in income taxes also contributed to the improvement in earnings on common stock. These increases in earnings on common stock were partially offset by increased interest costs resulting from the issuance of long-term debt principally to fund MidAmerican Energy’s construction of additional wind-powered generation capacity in Iowa and by a decrease in allowances for equity and borrowed funds used during construction as a result of Walter Scott, Jr. Energy Center Unit No. 4 (“WSEC Unit 4”) being placed in service in June 2007. MidAmerican Energy’s earnings on common stock improved $60 million to $325 million for 2007 compared to $265 million for 2006. Operating income increased $92 million due primarily to improved regulated electric margins.

MidAmerican Funding -

MidAmerican Funding’s net income for 2008 increased $17 million to $317 million compared to $300 million for 2007 due to the improvement in MidAmerican Energy’s earnings. MidAmerican Funding’s net income for 2007 increased $12 million to $300 million compared to $288 million for 2006. The $60 million increase in MidAmerican Energy’s earnings on common stock in 2007 was partially offset by $30 million of after-tax income in 2006 from gains on the sales and restructuring of a number of MidAmerican Funding’s nonstrategic, passive investments, and a $19 million reduction in 2006 income tax expense due to the resolution of a potential tax matter.

Regulated Electric Gross Margin

	2008	2007	2006
Gross margin (in millions):
Operating revenues	$2,030	$1,934	$1,779
Less cost of fuel, energy and capacity	743	741	672
Electric gross margin	$1,287	$1,193	$1,107

Sales (Gigawatt hours (“GWh”)):
Retail	20,928	20,976	19,831
Wholesale	15,133	12,638	11,168
Total	36,061	33,614	30,999

Electric gross margin for 2008 increased $94 million compared to 2007. Gross margin on electric wholesale sales, which include sales of energy to markets operated by regional transmission organizations, other utilities, municipalities and marketers inside and outside of MidAmerican Energy’s balancing authority area, increased $89 million in 2008, while gross margin on electric retail sales increased $5 million. Of the total improvement in electric wholesale gross margin, $67 million was driven by a 20% increase in wholesale sales volumes compared to 2007 enabled by the addition of Walter Scott, Jr. Energy Center Unit No. 4 (“WSEC Unit 4”) in June 2007 and 288 MW (nameplate ratings) of wind-powered generation placed in service in 2007 and 2008. Additionally, electric wholesale gross margin improved $20 million as the average electric wholesale margin per megawatt hour sold increased in 2008 due to a lower average cost of electricity.

The increase in gross margin on electric retail sales was primarily due to a $9 million contribution from sales of renewable energy credits partially offset by a $4 million decrease due to lower average unit margins as increased sales to high-use industrials were offset by low residential sales that were affected by milder temperature conditions during the summer of 2008.

Electric gross margin for 2007 increased $86 million compared to 2006 principally due to a $60 million increase in gross margin on wholesale sales. Electric wholesale gross margin increased $41 million compared to 2006 as a result of an improved average electric wholesale margin per megawatt hour sold, which was due to increased availability of low-cost energy enabled by the addition of WSEC Unit 4 generation. The remaining $19 million increase in electric wholesale gross margin was attributable to a 13% increase in wholesale sales volumes compared to 2006 due to the addition of WSEC Unit 4 in June 2007, newly added wind-powered generation, and greater regional wholesale market opportunities.

Gross margin on electric retail sales increased $26 million in 2007, with electric retail sales volumes increasing 6% compared to 2006. The effect of more extreme temperature conditions during 2007 compared to 2006, an increase in the average number of retail customers, and other retail usage factors, such as home size, technology changes and multiple appliances, contributed $39 million to the improvement in electric retail gross margin. An increase in fuel costs related to retail electric sales reduced electric retail gross margin by $16 million compared to 2006 due in part to an increase in the portion of energy requirements met with higher cost generation resources, particularly prior to the addition of WSEC Unit 4.

Regulated Gas Gross Margin

	2008	2007	2006

Gross margin (in millions):
Operating revenues	$1,377	$1,174	$1,112
Less cost of gas sold	1,128	937	888
Gas gross margin	$249	$237	$224

Sales (000’s Decatherms (“Dths”)):
Retail	88,264	78,500	70,587
Wholesale	43,908	45,891	49,209
Total	132,172	124,391	119,796

The following table summarizes the variance in gas operating revenues based on the change in gas cost recoveries and margin components (in millions).

	2008 vs. 2007	2007 vs. 2006
Impact of purchased gas adjustment clause:
Sales volumes	$58	$35
Average cost per unit	133	14
Total change in cost of gas sold	191	49
Margin on increased sales volumes	12	11
Energy efficiency program cost recovery	(4)	(1)
Transportation margin	4	1
Other	-	2
Total revenue variance	$203	$62

Regulated gas revenues include purchased gas adjustment clauses through which MidAmerican Energy is allowed to recover the cost of gas sold from its retail gas utility customers. Consequently, fluctuations in the cost of gas sold do not directly affect gross margin or net income because revenues reflect comparable fluctuations through the purchased gas adjustment clauses. MidAmerican Energy’s average per-unit cost of gas for 2008 increased 12% compared to 2007 resulting in a $133 million increase in gas revenues and cost of gas sold. In addition, a 6% increase in sales volumes for 2008 increased gas revenues and cost of gas sold by $58 million compared to 2007. For 2007, gas revenues and cost of gas sold increased $35 million due to improved sales volumes compared to 2006. Additionally, MidAmerican Energy’s average per-unit cost of gas sold increased 2% in 2007, resulting in a $14 million increase in gas revenues and cost of gas sold compared to 2006.

Usage factors includes the effect of colder temperature conditions during the heating seasons for 2008 and 2007 compared to their respective preceding year, an approximate 1% increase in the average number of gas retail customers, and influences other than weather on customer usage, such as technology, energy efficiency and economics.

Changes in the recovery of energy efficiency program costs are substantially matched by changes in other operating expenses. Total natural gas retail sales volumes increased 12% for 2008 compared to 2007 and 11% for 2007 compared to 2006.

Regulated Operating Expenses

Other operating expenses of $422 million for 2008 increased $3 million compared to 2007. Electric distribution costs increased $4 million compared to 2007, and fossil-fueled generation operation costs increased $4 million due in part to WSEC Unit 4 beginning commercial operation in June 2007. Additionally, a number of other operating costs, including nuclear generation, electric transmission, wind-powered generation, and health care, each had less significant increases. These increases were substantially offset by a $7 million decrease in pension and other postretirement costs and a $4 million decrease in energy efficiency program costs, which was matched by a decrease in related gas revenues.

Other operating expenses of $419 million for 2007 increased $17 million compared to 2006 due largely to an $11 million increase in generation operation costs principally attributable to WSEC Unit 4, which began commercial operation in June 2007, and greater nuclear generation costs. Gas distribution costs increased $3 million due in part to a sizable change-out of certain metering devices in a portion of MidAmerican Energy’s distribution system. Electric transmission costs increased $2 million compared to 2006, while electric distribution and information technology costs each increased $1 million. Additionally, other operating expenses for 2007 include $1 million of costs to address Illinois generation issues. These increases were partially offset by a $6 million decrease in employee benefit costs and a $3 million decrease in manufactured gas clean up costs compared to 2006.

Maintenance expense of $204 million for 2008 increased $3 million compared to 2007 primarily due to a $7 million increase in costs for emergency response and restoration as a result of storms and flooding in 2008, offset partially by a $2 million decrease in fossil-fueled generation plant maintenance costs as a result of outages in 2007. Maintenance expense of $201 million for 2007 increased $45 million compared to 2006 due principally to a $22 million increase in electric distribution maintenance as a result of $17 million incurred for restoration of facilities damaged by storms. Other power generation maintenance costs increased $12 million for 2007 compared to 2006 primarily due to the maintenance of a compressor and hot gas path at Greater Des Moines Energy Center. Fossil-fueled generation maintenance increased $6 million in 2007 due to a transformer failure at Louisa Generating Station and the addition of WSEC Unit 4.

Depreciation and amortization expense of $281 million for 2008 increased $13 million compared to 2007. For 2007, depreciation and amortization expense of $268 million decreased $6 million compared to 2006. Utility plant depreciation expense increased $30 million for 2008 compared to 2007 and $19 million for 2007 compared to 2006 due to additional plant in service, including WSEC Unit 4 placed in service in June 2007, and wind-powered generating facilities placed in service particularly in the fourth quarters of 2006 and 2007 and the first quarter of 2008. These increases were partially offset by decreases of $17 million and $25 million for 2008 and 2007, respectively, in regulatory expense related to a revenue sharing arrangement in Iowa as a result of lower Iowa electric equity returns. Refer to Note 4 of Notes to Consolidated Financial Statements for an explanation of the revenue sharing arrangement.

Nonregulated Gross Margin

	2008	2007	2006

MidAmerican Energy (in millions) −
Nonregulated operating revenues	$1,293	$1,150	$557
Less nonregulated cost of sales	1,212	1,061	522
Nonregulated gross margin	$81	$89	$35

MidAmerican Funding Consolidated (in millions) −
Nonregulated operating revenues	$1,308	$1,159	$562
Less nonregulated cost of sales	1,214	1,063	523
Nonregulated gross margin	$94	$96	$39

Nonregulated electric retail sales (GWh)	9,374	10,042	3,558

MidAmerican Energy’s nonregulated gross margin for 2008 decreased $8 million compared to 2007, while nonregulated gross margin for 2007 increased $54 million compared to 2006. The following table presents the margins related to various nonregulated activities (in millions):

	2008	2007	2006

Nonregulated electric	$58	$70	$13
Nonregulated gas	9	8	11
Income sharing arrangements under regulated gas tariffs	9	5	6
Incentive gas supply procurement program award	1	2	1
Other	4	4	4
	$81	$89	$35

Nonregulated revenues and cost of sales for 2008 increased compared to 2007 principally due to higher average prices and costs related to both nonregulated gas sales and nonregulated electric retail sales. Additionally, nonregulated gas sales volumes increased 9%, while nonregulated electric retail sales volumes decreased 7%. Increased competition in Illinois throughout 2008 resulted in lower nonregulated electric volumes and margin compared to 2007.

Nonregulated revenues, cost of sales and gross margin for 2007 increased compared to 2006 due primarily to a 182% increase in nonregulated electric retail sales volumes, which was driven by a greater number of commercial and industrial customers being served by MidAmerican Energy in the Illinois market. Beginning January 1, 2007, the Illinois electricity market became fully competitive, and the major electric distribution companies in Illinois increased their purchases of energy on the open market due to the expiration of legacy contracts associated with industry restructuring in Illinois. That change has provided greater opportunities for MidAmerican Energy’s nonregulated electric retail business. Higher average prices and costs related to nonregulated electric sales also contributed to the increases. These increases were partially offset by a 15% decrease in nonregulated gas sales volumes and lower average prices and costs.

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

Non-Operating Income

MidAmerican Energy -

MidAmerican Energy’s non-operating income for 2008 decreased $32 million compared to 2007 primarily due to a $16 million decrease in allowance for equity funds as a result of the decrease in construction work in progress from WSEC Unit 4 being placed in service in June 2007 and the impact of a greater portion of construction being financed by debt in 2008. As a regulated public utility, MidAmerican Energy is allowed to capitalize, and record as income, a cost of construction for equity funds used, based on guidelines set forth by the Federal Energy Regulatory Commission (“FERC”).

Other income includes income from corporate-owned life insurance policies, which decreased $7 million for 2008 compared to 2007 due to the decline in the capital markets. Other expense for 2008 includes a $5 million loss due to an other-than-temporary write-down in the fair value of a portion of a MidAmerican Energy investment.

MidAmerican Energy’s non-operating income for 2007 increased $4 million compared to 2006 due to an increase in allowance for equity funds as a result of the increase in construction work in progress.

MidAmerican Funding -

MidAmerican Funding’s non-operating income for 2008 decreased $33 million compared to 2007 due to the MidAmerican Energy items discussed above. MidAmerican Funding’s non-operating income for 2007 decreased $43 million compared to 2006 due primarily to $52 million of pretax gains in 2006 related to nonstrategic investments including:

•	$32 million of pre-tax gains from the disposals of shares of common stock of an electronic energy and metals trading exchange;

•	an $8 million pre-tax gain on the sale of MidAmerican Funding’s non-controlling interest in a non-utility gas-fired cogeneration plant;

•	a $7 million pre-tax gain on the sale of a commercial passenger aircraft; and

•	$5 million of pre-tax income resulting from changes in a financing arrangement related to a nonstrategic investment in a hydroelectric generating plant.

Fixed Charges

The $32 million increase in MidAmerican Energy’s interest on long-term debt for 2008 compared to 2007 was primarily due to the issuances of $400 million of 5.65% Senior Notes and $250 million of 5.95% Senior Notes in June 2007 and $350 million of 5.3% Senior Notes in March 2008. MidAmerican Energy’s other interest expense decreased $5 million due to a lower balance of the Iowa revenue sharing liability. MidAmerican Energy is allowed to capitalize, and record as a reduction to fixed charges, a cost of construction for debt funds used, based on guidelines set forth by the FERC. The $2 million decrease in allowance for borrowed funds for 2008 was primarily due to a decrease in construction work in progress from WSEC Unit 4 being placed in service in June 2007.

The $29 million increase in MidAmerican Energy’s interest on long-term debt for 2007 compared to 2006 was due to long-term debt issuances of $350 million of 5.8% Senior Notes in October 2006 and $400 million of 5.65% Senior Notes and $250 million of 5.95% Senior Notes in June 2007. MidAmerican Energy’s other interest expense decreased $3 million due to the reduction in the Iowa revenue sharing liability as a result of WSEC Unit 4 being placed in service in June 2007. The $2 million increase in allowance for borrowed funds for 2007 was due to the increase in construction work in progress compared to 2006.

Income Taxes

MidAmerican Energy -

MidAmerican Energy’s income tax expense decreased $4 million to $126 million for 2008 compared to 2007 and increased $12 million to $130 million for 2007 compared to 2006, with effective tax rates of 27%, 28% and 31% for 2008, 2007 and 2006, respectively.

Federal law currently provides for federal production tax credits for energy produced by renewable electricity generation facilities, including wind-powered generation for ten years after the in-service date. Due to MidAmerican Energy’s significant additions of wind-powered generation during 2007 and 2008, its income taxes include additional production tax credits of $17 million for 2008 and $9 million for 2007 compared to the preceding year.

MidAmerican Funding -

MidAmerican Funding’s income tax expense decreased $4 million to $107 million for 2008 compared to 2007 and increased $16 million to $111 million for 2007 compared to 2006, with effective tax rates of 25%, 27% and 25% for 2008, 2007 and 2006, respectively. In 2006, MidAmerican Funding reduced its income tax expense by $19 million due to the resolution of a potential tax matter.

Liquidity and Capital Resources

As of December 31, 2008, MidAmerican Energy’s total net liquidity available was $257 million consisting of $9 million of cash and cash equivalents and $900 million of revolving credit facilities reduced by $457 million of short-term borrowings and $195 million of the revolving credit facilities reserved to support MidAmerican Energy’s variable-rate tax-exempt bond obligations. As of December 31, 2008, MidAmerican Funding’s total net liquidity available was $262 milion, including MHC’s $4 million revolving credit facility.

Cash Flows From Operating Activities

MidAmerican Energy’s net cash flows from operating activities were $715 million, $599 million and $560 million for 2008, 2007 and 2006, respectively. MidAmerican Funding’s net cash flows from operating activities were $689 million, $570 million and $516 million for 2008, 2007 and 2006, respectively. The increase in operating cash flows for 2008 was primarily due to a reduction in income taxes paid resulting from greater tax depreciation on increased capital additions and greater production tax credits in 2008, as well as higher regulated electric margins. These increases were partially offset by greater disbursements for interest and maintenance expense and by greater cash collateral posted for derivative positions.

Cash Flows From Investing Activities

MidAmerican Energy’s net cash flows used in investing activities were $1.477 billion, $1.326 billion and $751 million for 2008, 2007 and 2006, respectively. MidAmerican Funding’s net cash flows used in investing activities were $1.477 billion, $1.327 billion and $707 million for 2008, 2007 and 2006, respectively. Net cash flows from investing activities consist almost entirely of utility construction expenditures. During 2008 and 2007, MidAmerican Energy placed into service 623 MW and 202 MW (nameplate ratings), respectively, of wind-powered generation capacity in Iowa. Generally speaking, accredited capacity ratings for wind-powered generation facilities are considerably less than the nameplate ratings due to the varying nature of wind. MidAmerican Energy continues to pursue additional cost effective wind-powered generation capacity. Utility construction expenditures for 2007 also included amounts for the construction of WSEC Unit 4, which was placed into service in June 2007.

Cash Flows From Financing Activities

MidAmerican Energy’s net cash flows from financing activities were $760 million, $729 million and $129 million for 2008, 2007 and 2006, respectively. MidAmerican Funding’s net cash flows from financing activities were $786 million, $760 million and $129 million for 2008, 2007 and 2006, respectively. Sources of cash consisted primarily of proceeds from the issuances of MidAmerican Energy long-term debt totaling $451 million, $649 million and $349 million for 2008, 2007 and 2006, respectively. Additionally, 2008 and 2007 include $371 million and $86 million, respectively, of cash received from short-term debt borrowings.

Long-Term Debt Issuances

On July 1, 2008, the Iowa Finance Authority issued $45 million of variable-rate tax-exempt bonds due July 1, 2038, the proceeds of which were loaned to MidAmerican Energy and are restricted for the payment of qualified environmental construction costs. As of December 31, 2008, $15 million of restricted proceeds remained. Also on July 1, 2008, the Iowa Finance Authority issued $57 million of variable-rate tax-exempt bonds due May 1, 2023, to refinance $57 million of pollution control revenue refunding bonds issued on behalf of MidAmerican Energy in 1993. MidAmerican Energy is contractually responsible for the timely payment of principal and interest on these variable-rate tax-exempt bonds.

On March 25, 2008, MidAmerican Energy issued $350 million of 5.3% Senior Notes due March 15, 2018. The proceeds were used by MidAmerican Energy to pay construction costs, including costs for its wind-powered generation projects in Iowa, to repay short-term indebtedness and for general corporate purposes.

Debt Authorizations and Related Matters

MidAmerican Energy has authority from the FERC to issue commercial paper and bank notes aggregating $1.2 billion through October 30, 2010. MidAmerican Energy currently has two unsecured revolving credit facilities that support its commercial paper program and its variable-rate tax-exempt bond obligations. The $645 million multi-bank credit facility reduces in July 2012 to $530 million, which expires in July 2013, and the $250 million bilateral credit facility expires in October 2009. Additionally, MidAmerican Energy has a $5 million unsecured revolving credit facility for general corporate purposes.

MidAmerican Energy currently has an effective registration statement with the SEC to issue any amount of long-term securities through October 1, 2011. It also has authorization from the FERC to issue long-term securities totaling up to $1.118 billion through May 14, 2009, and $870 million through October 30, 2010. Regarding annual and multiple year capital projects, MidAmerican Energy has authorizations from the Illinois Commerce Commission (“ICC”), expiring from May 2, 2009, to October 8, 2012, to issue up to an aggregate of $1.106 billion of long-term debt securities.

In conjunction with the March 1999 merger, MidAmerican Energy committed to the IUB to use commercially reasonable efforts to maintain an investment grade rating on its long-term debt and to maintain its common equity level above 42% of total capitalization unless circumstances beyond its control result in the common equity level decreasing to below 39% of total capitalization. MidAmerican Energy must seek the approval of the IUB of a reasonable utility capital structure if MidAmerican Energy’s common equity level decreases below 42% of total capitalization, unless the decrease is beyond the control of MidAmerican Energy. MidAmerican Energy is also required to seek the approval of the IUB if MidAmerican Energy’s equity level decreases to below 39%, even if the decrease is due to circumstances beyond the control of MidAmerican Energy. If MidAmerican Energy’s common equity level were to drop below the required thresholds, MidAmerican Energy’s ability to issue debt could be restricted. As of December 31, 2008, MidAmerican Energy’s common equity ratio was 47% computed on a basis consistent with its commitment.

MidAmerican Funding or one of its subsidiaries, including MidAmerican Energy, may from time to time seek to retire its outstanding debt through cash purchases in the open market, privately negotiated transactions or otherwise. Any debt securities repurchased by MidAmerican Funding or one of its subsidiaries may be reissued or resold by MidAmerican Funding or one of its subsidiaries from time to time and will depend on prevailing market conditions, the issuing company’s liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Future Uses of Cash

MidAmerican Energy and MidAmerican Funding have available a variety of sources of liquidity and capital resources, both internal and external, including cash flows from operations, public and private debt offerings, the issuance of commercial paper, the use of unsecured revolving credit facilities, and other sources. These sources are expected to provide funds required for current operations, capital expenditures, debt retirements and other capital requirements. The availability and terms under which MidAmerican Energy and MidAmerican Funding have access to external financing depends on a variety of factors, including their credit ratings, investors’ judgment of risk and conditions in the overall capital market at the time of marketing, including the condition of the utility industry in general.

As a result of recent economic and market conditions in the United States and most other economies around the world, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and significantly wider credit spreads. Continued turbulence in the United States and international markets and economies may adversely affect MidAmerican Energy’s, and its customers, liquidity and financial condition. If these poor market conditions continue, it may limit MidAmerican Energy’s ability to access the bank and debt capital markets to meet liquidity and capital expenditure needs, resulting in adverse effects on the timing and amount of its capital expenditures, financial condition and results of operations.

Utility Construction Expenditures

MidAmerican Energy’s primary need for capital is utility construction expenditures. MidAmerican Energy’s utility construction expenditures for 2009, excluding the non-cash allowance for equity funds used during construction, are estimated to be approximately $410 million, which includes $37 million for emissions control equipment to address current and anticipated air quality regulations, and $373 million for ongoing operational projects, including connections for new customers and facilities to accommodate load growth. Capital expenditure needs are reviewed regularly by management and may change significantly as a result of such reviews. Estimates may change significantly at any time as a result of, among other factors, changes in rules and regulations, including environmental and nuclear, changes in income tax laws, general business conditions, load projections, the cost and efficiency of construction labor, equipment, and materials, and the cost of capital. In addition, there can be no assurance that costs related to capital expenditures will be fully recovered. MidAmerican Energy expects to meet these capital expenditure requirements with short-term borrowings, cash flows from operations and the issuance of long-term debt, however, to the extent this capital is more costly or not available, capital projects may be delayed or cancelled.

MidAmerican Energy is subject to federal, state and local laws and regulations with regard to air and water quality, hazardous and solid waste disposal and other environmental matters. The future costs (beyond existing planned capital expenditures) of complying with applicable environmental laws, regulations and rules cannot be reasonably estimated but are expected to be material to MidAmerican Energy. In particular, future mandates, including those associated with addressing the issue of global climate change, may impact the operation of MidAmerican Energy, generating facilities and may require MidAmerican Energy to reduce emissions at its facilities through the installation of additional emission control equipment or to purchase additional emission allowances or offsets in the future. MidAmerican Energy is not aware of any proven, commercially available technology that eliminates or captures and stores carbon dioxide emissions from coal-fired and gas-fired generation facilities, and MidAmerican Energy is uncertain when, or if, such technology will be commercially available.

MidAmerican Energy has implemented a planning process that forecasts the site-specific controls and actions that may be required to meet emissions reductions as promulgated by the U.S. Environmental Protection Agency (“EPA”). The plan is designed to effectively manage its expenditures required to comply with emissions standards. On April 1, 2008, MidAmerican Energy submitted to the IUB an updated plan, as required every two years by Iowa law, which increased its estimate of required expenditures. That plan estimated that the cost of capital expenditures for emission control equipment included in its plan for compliance with current air quality requirements would total approximately $260 million for January 1, 2009, through December 31, 2015. Additionally, MidAmerican Energy expects to incur significant incremental operating costs in conjunction with the utilization of the emissions control equipment. Estimates of the environmental capital and operating requirements may change significantly at any time as a result of, among other factors, changes in related regulations, prices of products used to meet the requirements and management’s strategies for achieving compliance with the regulations.

Refer to the “Environmental Regulations” section of Item 1 of this Form 10-K for a detailed discussion of environmental standards affecting MidAmerican Energy.

Investment Trust Valuation

MidAmerican Energy sponsors defined benefit pension plans and postretirement benefit plans (the “Plans”) that cover the majority of the employees of MEHC and its domestic subsidiaries other than PacifiCorp. During the year ended December 31, 2008, the funded status of the Plans declined by $218 million. The actual loss on plan assets for the year ended December 31, 2008 was $273 million, or 30% of the $900 million fair value of plan assets held as of December 31, 2007. Changes in the fair value of plan assets did not have an impact on MidAmerican Energy’s earnings for 2008; however, the poor performance contributed to an increase of $193 million in net regulatory assets related to amounts not yet recognized as components of net periodic benefit costs. The net regulatory asset represents amounts recoverable from customers in the future. Reduced benefit plan assets will result in increased benefit costs in future years and will increase the amount and accelerate the timing of required future funding contributions.

Contractual Obligations

MidAmerican Energy and MidAmerican Funding have various contractual that may affect their financial condition. The following table summarizes as of December 31, 2008, the material cash obligations of MidAmerican Energy and MidAmerican Funding (in millions).

		Period Payments are Due

Type of Obligation	Total	2009	2010- 2011	2012- 2013	After 2013
MidAmerican Energy:
Long-term debt, excluding unamortized debt premium and discount, net	$2,872	$-	$-	$675	$2,197
Operating leases, easements and maintenance contracts (1)	233	19	35	18	161
Coal, electricity and pipeline transportation commitments (1)	1,067	266	438	172	191
Interest payments on long-term debt	2,258	153	306	277	1,522
	6,430	438	779	1,142	4,071

MidAmerican Funding parent:
Long-term debt	700	175	200	-	325
Interest payments on long-term debt	501	42	65	45	349
	1,201	217	265	45	674
Total	$7,631	$655	$1,044	$1,187	$4,745

(1)
The operating leases, easements and maintenance contracts, and coal, electricity and pipeline transportation commitments are not reflected on the Consolidated Balance Sheets. Refer to Note 14 in Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for a discussion of the nature of these commitments.

MidAmerican Energy has other types of commitments that relate primarily to construction expenditures (in “Utility Construction Expenditures” section above), asset retirement obligations (Note 11), pension and postretirement plans (Note 12) and residual guarantees on operating leases (Note 14). Refer, where applicable, to the respective referenced note in Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.

Credit Ratings Risks

As of January 31, 2009, MidAmerican Energy’s senior unsecured debt credit ratings were as follows: Fitch Ratings, “A/stable;” Moody’s Investor Service, “A2/stable;” and Standard & Poor’s, “A-/watch negative.” Debt and preferred securities of MidAmerican Energy are rated by nationally recognized credit rating agencies. Assigned credit ratings are based on each rating agency’s assessment of MidAmerican Energy’s ability to, in general, meet the obligations of the debt or preferred securities issued by MidAmerican Energy. The credit ratings are not a recommendation to buy, sell or hold securities, and there is no assurance that a particular credit rating will continue for any given period of time.

MidAmerican Funding and MidAmerican Energy have no credit rating downgrade triggers that would accelerate the maturity dates of its outstanding debt, and a change in credit rating is not an event of default under the applicable debt instruments. MidAmerican Energy’s unsecured revolving credit facilities do not require the maintenance of a minimum credit rating level in order to draw upon its availability, but under certain instances must maintain sufficient covenant tests if ratings drop below a certain level. However, commitment fees and interest rates under the credit facilities are tied to credit ratings and increase or decrease when the ratings change. A ratings downgrade could also increase the future cost of commercial paper, short- and long-term debt issuances or new credit facilities.

A change in MidAmerican Energy’s credit ratings could result in the requirement to post cash collateral, letters of credit or other similar credit support under certain agreements related to its procurement or sale of electricity, natural gas, coal, transportation and other supplies. In accordance with industry practice, MidAmerican Energy’s energy supply and marketing activities may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed certain ratings-dependent threshold levels or provide the right for counterparties to demand “adequate assurances” in the event of a material adverse change in MidAmerican Energy’s creditworthiness. As of December 31, 2008, MidAmerican Energy’s credit ratings from the three recognized credit rating agencies were investment grade; however, if the ratings fell one rating below investment grade, its collateral requirements would increase by approximately $350 million. MidAmerican Energy’s collateral requirements could fluctuate considerably due to seasonality, market price volatility, a loss of key MidAmerican Energy generating facilities or other related factors.

Generating Capability

On August 13, 2007, retail customer usage of electricity caused a record hourly peak demand of 4,240 MW on MidAmerican Energy’s electric system. The hourly peak demand for 2008 of 4,210 MW was set on July 31. MidAmerican Energy is interconnected with Iowa utilities and utilities in neighboring states. MidAmerican Energy is also a member of the Mid-Continent Area Power Pool (“MAPP”), a regional transmission group and generation reserve sharing pool. Each MAPP generation reserve participant is required to maintain for emergency purposes a net generating capability reserve of 15% above its system peak demand, including net capacity purchases and sales, for each month. MidAmerican Energy’s reserve margin at peak demand for 2008 was approximately 27%.

MidAmerican Energy believes it has adequate electric capacity reserve through 2013. However, significantly higher-than-normal temperatures during the cooling season could cause MidAmerican Energy’s reserve to fall below the 15% MAPP requirement.

MidAmerican Energy is financially exposed to movements in energy prices since it does not recover its energy costs through an energy adjustment clause in Iowa and Illinois. Although MidAmerican Energy believes it has sufficient generation under typical operating conditions for its retail electric needs, a loss of adequate generation by MidAmerican Energy requiring the purchase of replacement power at a time of high market prices could subject MidAmerican Energy to losses on its energy sales.

All of the coal-fired generating stations operated by MidAmerican Energy are fueled by low-sulfur, western coal from the Powder River Basin. MidAmerican Energy’s coal supply portfolio includes multiple suppliers and mines under short-term and multi-year agreements of varying quantities. MidAmerican Energy’s coal supply portfolio has a substantial majority of its expected 2009 requirements under fixed-price contracts. MidAmerican Energy regularly monitors the western coal market, looking for opportunities to enhance its coal supply portfolio. Additional information regarding MidAmerican Energy’s coal supply contracts is in Note 14 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

New Accounting Pronouncements

For a discussion of new accounting pronouncements affecting MidAmerican Energy and MidAmerican Funding, refer to Note 2 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

Critical Accounting Policies

Certain accounting policies require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized in the Consolidated Financial Statements from such estimates are necessarily based on numerous assumptions involving varying and potentially significant degrees of judgment and uncertainty. Accordingly, the amounts currently reflected in the Consolidated Financial Statements will likely increase or decrease in the future as additional information becomes available. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Consolidated Financial Statements.

Accounting for the Effects of Certain Types of Regulation

MidAmerican Funding and MidAmerican Energy prepare their financial statements in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 71, “Accounting for the Effects of Certain Types of Regulation” (“SFAS No. 71”), which differs in certain respects from the application of accounting principles generally accepted in the United States of America (“GAAP”) by nonregulated businesses. In general, SFAS No. 71 recognizes that accounting for rate-regulated enterprises should reflect the economic effects of regulation. As a result, a regulated entity is required to defer the recognition of costs or income if it is probable that, through the ratemaking process, there will be a corresponding increase or decrease in future rates. Accordingly, MidAmerican Funding and MidAmerican Energy have deferred certain costs and income that will be recognized in earnings over various future periods.

Management continually evaluates the applicability of SFAS No. 71 and assesses whether its regulatory assets are probable of future recovery by considering factors such as a change in the regulator’s approach to setting rates from cost-based ratemaking to another form of regulation, other regulatory actions or the impact of competition, which could limit MidAmerican Energy’s ability to recover its costs. Based upon this continual assessment, management believes the application of SFAS No. 71 continues to be appropriate and its existing regulatory assets are probable of recovery. The assessment reflects the current political and regulatory climate at both the state and federal levels and is subject to change in the future. If it becomes no longer probable that these costs will be recovered, the regulatory assets and regulatory liabilities would be written off and recognized in operating income. Total regulatory assets were $368 million and total regulatory liabilities were $659 million as of December 31, 2008. Refer to Note 4 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding regulatory assets and liabilities.

Goodwill

MidAmerican Funding’s Consolidated Balance Sheet as of December 31, 2008, includes goodwill from the acquisition of MHC totaling $1.3 billion. Goodwill is allocated to each reporting unit and is tested at least annually for impairments using a variety of methods, principally discounted projected future net cash flows, with any impairments charged to earnings. MidAmerican Funding completed its annual review as of October 31 and no indicators of impairment were identified as of December 31, 2008. A significant amount of judgment is required in performing goodwill impairment tests. Key assumptions used in the testing include, but are not limited to, the use of estimated future cash flows, earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples and an appropriate discount rate. Estimated future cash flows are impacted by, among other factors, growth rates, changes in regulations and rates, ability to renew contracts and estimates of future commodity prices. In estimating cash flows, MidAmerican Funding incorporates current market information as well as historical factors.

Accrued Pension and Postretirement Expense

MidAmerican Energy sponsors defined benefit pension and other postretirement benefit plans that cover the majority of the employees of MEHC and its domestic energy subsidiaries other than PacifiCorp. MidAmerican Energy recognizes the funded status of its defined benefit pension and other postretirement benefit plans in the Consolidated Balance Sheets. Funded status is the fair value of plan assets minus the benefit obligation as of the measurement date. As of December 31, 2008, MidAmerican Energy recognized a liability totaling $276 million for the under-funded status for its defined benefit pension and other postretirement benefit plans. As of December 31, 2008, amounts not yet recognized as a component of net periodic benefit costs and that were included in regulatory assets totaled $77 million.

The expense and benefit obligations relating to these pension and other postretirement benefit plans are based on actuarial valuations. Inherent in these valuations are key assumptions, including discount rates, expected long-term rate of return on plan assets, and health care cost trend rates. These actuarial assumptions are reviewed annually and modified as appropriate. MidAmerican Energy believes that the assumptions utilized in recording obligations under the plans are reasonable based on prior experience and market conditions. Refer to Note 12 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for disclosures about MidAmerican Energy’s pension and other postretirement benefit plans, including the key assumptions used to calculate the funded status and net periodic benefit cost for these plans as of and for the year ended December 31, 2008.

In establishing its assumption as to the expected long-term rate of return on plan assets, MidAmerican Energy reviews the expected asset allocation and develops return assumptions for each asset class based on historical performance and forward-looking views of the financial markets. Pension and other postretirement benefit expenses increase as the expected long-term rate of return on plan assets decreases. MidAmerican Energy regularly reviews its actual asset allocations and periodically rebalances its investments to its targeted allocations when considered appropriate.

MidAmerican Energy chooses a discount rate based upon high quality fixed-income investment yields in effect as of the measurement date that corresponds to the expected benefit period. The pension and other postretirement benefit liabilities, as well as expenses, increase as the discount rate is reduced.

MidAmerican Energy chooses a health care cost trend rate that reflects the near and long-term expectations of increases in medical costs and corresponds to the expected benefit payment periods. The health care cost trend rate gradually declines to 5% by 2016 at which point the rate is assumed to remain constant. Refer to Note 12 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for health care cost trend rate sensitivity disclosures.

The actuarial assumptions used may differ materially from period to period due to changing market and economic conditions. These differences may result in a significant impact to the amount of pension and other postretirement benefit expense recorded and the funded status. If changes were to occur for the following assumptions, the approximate effect on the financial statements of the total plan before allocations to affiliates would be as follows (in millions):

			Other Postretirement
	Pension Plans		Benefit Plans
	+0.5%	-0.5%	+0.5%	-0.5%

Effect on December 31, 2008, benefit obligations:
Discount rate	$(36)	$39	$(11)	$12

Effect on 2008 periodic benefit cost:
Discount rate	(3)	4	(1)	-
Expected return on plan assets	(3)	3	(1)	1

A variety of factors affect the funded status of the plans, including asset returns, discount rates, plan changes and the plan funding practices of MidAmerican Energy. Specifically, the Pension Protection Act of 2006, as amended, imposed generally more stringent funding requirements for defined benefit pension plans, particularly for those significantly under-funded, and allowed for greater tax deductible contributions to such plans than previous rules permitted under the Employee Retirement Income Security Act of 1974. As a result, the MidAmerican Energy may be required to increase future contributions to its pension plans and there may be more volatility in annual contributions than historically experienced, which could have a material impact on financial results. Refer to “Future Uses of Cash” for additional discussion regarding investment trust valuations.

Income Taxes

In determining MidAmerican Funding’s and MidAmerican Energy’s income taxes, management is required to interpret complex tax laws and regulations. In preparing tax returns, MidAmerican Funding and MidAmerican Energy are subject to continuous examinations by federal, state and local tax authorities that may give rise to different interpretations of these complex laws and regulations. Due to the nature of the examination process, it generally takes years before these examinations are completed and these matters are resolved. The U.S. Internal Revenue Service has closed examination of the MEHC consolidated income tax returns through 2003, including components related to MidAmerican Funding and MidAmerican Energy. In addition, state jurisdictions have closed examinations of MidAmerican Funding’s and MidAmerican Energy’s income tax returns through at least 2002. Although the ultimate resolution of their federal and state tax examinations is uncertain, each company believes it has made adequate provisions for its tax positions and that the aggregate amount of additional tax liabilities that may result from these examinations, if any, will not have a material adverse impact on its financial results. Assets and liabilities are established for uncertain tax positions taken or positions expected to be taken in income tax returns when such positions are judged to not meet the “more-likely-than-not” threshold based on the technical merits of the position.

MidAmerican Energy is required to pass income tax benefits related to certain property-related basis differences on to its customers in Iowa. These amounts were recognized as a net regulatory asset totaling $198 million as of December 31, 2008, and will be included in rates when the temporary differences reverse. Management believes the existing regulatory assets are probable of recovery. If it becomes no longer probable that these costs will be recovered, the assets would be written-off and recognized in earnings.

Revenue Recognition - Unbilled Revenue

Unbilled revenue was $160 million as of December 31, 2008. Revenue from electric and natural gas customers is recognized as electricity or natural gas is delivered or services are provided. For MidAmerican Energy, the determination of sales to individual customers is based on a systematic reading of meters and fixed reservation charges based on contractual quantities and rates. At the end of each month, amounts of energy provided to customers since the date of the last meter reading are estimated, and the corresponding unbilled revenue is recorded. Factors that can impact the estimate of unbilled energy include, but are not limited to, seasonal weather patterns, historical trends, volumes, line losses, economic impacts and composition of customer class. Estimates are generally reversed in the following month and actual revenue is recorded based on subsequent meter readings. Historically, any differences between the actual and estimated amounts have been immaterial.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

MidAmerican Energy’s Consolidated Balance Sheets include assets and liabilities with fair values that are subject to market risks. MidAmerican Energy’s significant market risks are primarily associated with commodity prices and interest rates. The following sections address the significant market risks associated with MidAmerican Energy’s business activities. MidAmerican Energy has established guidelines for credit risk management. The recent unprecedented volatility in the capital and credit markets has developed rapidly and may create additional risks in the future. Refer to Notes 2 and 7 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding MidAmerican Energy’s accounting for derivative contracts.

Commodity Price Risk

MidAmerican Energy is subject to significant commodity price risk. Exposures include variations in the price of wholesale electricity that is purchased and sold, fuel costs to generate electricity, and natural gas supply for regulated retail gas customers. Electricity and natural gas prices are subject to wide price swings as demand responds to, among many other unpredictable items, changing weather, energy supply and demand, generating facility performance, limited storage, transmission and transportation constraints, and lack of alternative supplies from other areas. To mitigate a portion of the risk, MidAmerican Energy uses derivative instruments, including forward contracts, futures, options, swaps and other agreements, to effectively secure future supply or sell future production at fixed prices. The settled cost of these contracts is generally recovered from customers in regulated rates. Accordingly, the net unrealized gains and losses associated with interim price movements on contracts that are accounted for as derivatives, and amounts that are probable of recovery in retail rates, are recorded as net regulatory assets or regulatory liabilities. Financial results may be negatively impacted if the costs of wholesale electricity, fuel or natural gas are higher than what is permitted to be recovered in regulated retail rates.

MidAmerican Energy also uses futures, options and swap agreements to economically hedge gas and electric commodity prices for physical delivery to nonregulated customers. MidAmerican Energy does not engage in a material amount of proprietary trading activities.

The table that follows summarizes MidAmerican Energy’s commodity risk on energy derivative contracts, excluding collateral netting of $47 million, as of December 31, 2008, and shows the effects of a hypothetical 10% increase and a 10% decrease in forward market prices by the expected volumes for these contracts as of that date. The selected hypothetical change does not reflect what could be considered the best or worst case scenarios (dollars in millions):

	Fair Value – Asset (Liability)	Hypothetical Price Change	Estimated Fair Value after Hypothetical Change in Price
As of December 31, 2008	$(78)	10% increase	$(60)
		10% decrease	(96)

Interest Rate Risk

The following table summarizes MidAmerican Energy’s and MidAmerican Funding’s fixed-rate long-term debt and the estimated effects of hypothetical increases and decreases in interest rates based on rates in effect as of December 31, 2008. Because of their fixed interest rates, these instruments do not expose MidAmerican Energy or MidAmerican Funding to the risk of earnings loss due to changes in market interest rates. In general, such increases and decreases in fair value would impact earnings and cash flows only if MidAmerican Energy or MidAmerican Funding were to reacquire all or a portion of these instruments prior to their maturity. It is assumed that the changes occur immediately and uniformly to each debt instrument. The hypothetical changes in market interest rates do not reflect what could be deemed best or worst case scenarios. Variations in market interest rates could produce significant changes in the timing of repayments due to prepayment options available. For these reasons, actual results might differ from those reflected in the table (dollars in millions).

			Estimated Fair Value after
			Hypothetical Change
			in Interest Rates
(bp = basis points)	Carrying Value	Fair Value	100bp decrease	100bp increase

MidAmerican Energy:
December 31, 2008	$2,675	$2,690	$2,925	$2,487

December 31, 2007	$2,354	$2,402	$2,631	$2,206

MidAmerican Funding:
December 31, 2008	$700	$724	$769	$685

December 31, 2007	$700	$756	$809	$708

As of December 31, 2008 and 2007, MidAmerican Energy had floating rate obligations totaling $652 million and $206 million, respectively, that expose MidAmerican Energy to the risk of increased interest expense in the event of increases in short-term interest rates. This market risk is not hedged; however, if floating interest rates were to increase by 10% from December 31 levels, it would not have a material effect on MidAmerican Energy’s interest expense for either year. The carrying value of the floating rate obligations approximated fair value as of December 31, 2008 and 2007.

Credit Risk

MidAmerican Energy extends unsecured credit to other utilities, energy marketers, financial institutions and other market participants in conjunction with wholesale energy supply and marketing activities. Credit risk relates to the risk of loss that might occur as a result of non-performance by counterparties of their contractual obligations to make or take delivery of electricity, natural gas or other commodities and to make financial settlements of these obligations. Credit risk may be concentrated to the extent that one or more groups of counterparties have similar economic, industry or other characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in market or other conditions. In addition, credit risk includes not only the risk that a counterparty may default due to circumstances relating directly to it, but also the risk that a counterparty may default due to circumstances involving other market participants that have a direct or indirect relationship with such counterparty.

MidAmerican Energy analyzes the financial condition of each significant wholesale counterparty before entering into any transactions, establishes limits on the amount of unsecured credit to be extended to each counterparty, and evaluates the appropriateness of unsecured credit limits on a daily basis. To mitigate exposure to the financial risks of wholesale counterparties, MidAmerican Energy enters into netting and collateral arrangements that may include margining and cross-product netting agreements and obtaining third-party guarantees, letters of credit and cash deposits. Counterparties may be assessed interest fees for delayed payments. If required, MidAmerican Energy exercises rights under these arrangements, including calling on the counterparty’s credit support arrangement.

As of December 31, 2008, 77% of MidAmerican Energy’s credit exposure, net of collateral, from wholesale energy supply and marketing activities was with counterparties having “investment grade” credit ratings from Moody’s or Standard & Poor’s, while an additional 23% of MidAmerican Energy’s credit exposure, net of collateral, from wholesale energy supply and marketing activities was with counterparties having financial characteristics deemed equivalent to “investment grade” by MidAmerican Energy based on internal review. A single counterparty comprises 18% of MidAmerican Energy’s aggregate credit exposure from wholesale activities, net of collateral, of December 31, 2008, and is rated investment grade by Moody’s and Standard & Poor’s. MidAmerican Energy is not aware of any factors that would likely result in a downgrade of the counterparty’s credit ratings to below investment grade over the remaining term of transactions outstanding as of December 31, 2008.

MidAmerican Energy’s credit exposure with respect to wholesale natural gas, electricity, and derivatives transactions is summarized below as of December 31, 2008 (dollars in millions).

Credit Rating Equivalent (Standard & Poor’s/Moody’s)	Credit Exposure	Collateral Held	Credit Exposure, Net of Collateral	% of Credit Exposure, Net of Collateral

AA-/Aa3 and above	$8	$-	$8	15%
A-/A3 to A+/A1	20	-	20	39
BBB-/Baa3 to BBB+/Baa1	12	-	12	23
BB-/Ba3 to BB+/Ba1	-	-	-	-
B+/B1 or lower	-	1	-	-
Unrated	15	3	12	23
Total credit exposure	$55	$4	$52	100%

Item 8.	Financial Statements and Supplementary Data

MidAmerican Energy Company and Subsidiary

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder
MidAmerican Energy Company
Des Moines, Iowa

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of MidAmerican Energy Company and subsidiary (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, comprehensive income, cash flows and retained earnings for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MidAmerican Energy Company and subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Des Moines, Iowa
February 27, 2009

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In millions)

	As of December 31,
	2008	2007
ASSETS
Utility Plant, Net
Electric	$8,952	$7,473
Gas	1,155	1,086
	10,107	8,559
Accumulated depreciation and amortization	(3,426)	(3,237)
	6,681	5,322
Construction work in progress	233	386
	6,914	5,708
Current Assets
Cash and cash equivalents	9	11
Restricted cash and short-term investments	15	-
Receivables, less allowances of $8 and $9, respectively	464	455
Inventories	158	133
Other	114	69
	760	668
Other Assets
Investments and nonregulated property, net	400	478
Regulatory assets	368	268
Other	78	129
	846	875
Total Assets	$8,520	$7,251

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholder’s equity	$2,569	$2,288
Preferred securities	30	30
Long-term debt, excluding current portion	2,865	2,470
	5,464	4,788
Current Liabilities
Short-term debt	457	86
Current portion of long-term debt	-	1
Accounts payable	353	403
Taxes accrued	103	90
Interest accrued	44	41
Other	100	76
	1,057	697
Other Liabilities
Deferred income taxes	713	517
Investment tax credits	36	38
Asset retirement obligations	200	182
Regulatory liabilities	659	793
Other	391	236
	1,999	1,766
Total Capitalization and Liabilities	$8,520	$7,251

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)

	Years Ended December 31,
	2008	2007	2006
Operating Revenues
Regulated electric	$2,030	$1,934	$1,779
Regulated gas	1,377	1,174	1,112
Nonregulated	1,293	1,150	557
	4,700	4,258	3,448
Operating Expenses
Regulated:
Cost of fuel, energy and capacity	743	741	672
Cost of gas sold	1,128	937	888
Other operating expenses	422	419	402
Maintenance	204	201	156
Depreciation and amortization	281	268	274
Property and other taxes	103	98	97
	2,881	2,664	2,489
Nonregulated:
Cost of sales	1,212	1,061	522
Other	20	20	16
	1,232	1,081	538
Total operating expenses	4,113	3,745	3,027

Operating Income	587	513	421

Non-Operating Income
Interest and dividend income	5	9	9
Allowance for equity funds	25	41	37
Other income	3	9	9
Other expense	(9)	(3)	(3)
	24	56	52
Fixed Charges
Interest on long-term debt	154	122	93
Other interest expense	4	9	12
Allowance for borrowed funds	(16)	(18)	(16)
	142	113	89

Income Before Income Taxes	469	456	384
Income Taxes	126	130	118

Net Income	343	326	266
Preferred Dividends	1	1	1

Earnings on Common Stock	$342	$325	$265

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Years Ended December 31,
	2008	2007	2006

Earnings on Common Stock	$342	$325	$265

Other Comprehensive Income (Loss)
Unrealized gains (losses) on available-for-sale securities:
Unrealized losses during period-
Before income taxes	(21)	-	-
Income tax benefit	9	-	-
	(12)	-	-
Less realized losses reflected in net income during period-
Before income taxes	(2)	-	-
Income tax benefit	1	-	-
	(1)	-	-
Net unrealized losses	(11)	-	-

Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) during period-
Before income taxes	(88)	20	(22)
Income tax (expense) benefit	35	(8)	9
	(53)	12	(13)
Less realized losses reflected in net income during period-
Before income taxes	(6)	(1)	(2)
Income tax benefit	3	-	1
	(3)	(1)	(1)
Net unrealized gains (losses)	(50)	13	(12)

Other comprehensive income (loss)	(61)	13	(12)

Comprehensive Income	$281	$338	$253

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2008	2007	2006

Net Cash Flows From Operating Activities
Net income	$343	$326	$266
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	282	269	275
Deferred income taxes and investment tax credit, net	206	23	(2)
Amortization of other assets and liabilities	29	28	26
Loss from impairment of available-for-sale securities	5	-	-
Impact of changes in working capital-
Receivables, net	(12)	(101)	98
Inventories	(24)	(20)	(28)
Derivative collateral, net	(38)	10	(38)
Accounts payable	(46)	95	(76)
Taxes accrued	(11)	(1)	16
Other current assets and liabilities	11	1	34
Other, net	(30)	(31)	(11)
Net cash flows from operating activities	715	599	560

Net Cash Flows From Investing Activities
Utility construction expenditures	(1,471)	(1,298)	(757)
Purchases of available-for-sale securities	(140)	(432)	(853)
Proceeds from sales of available-for-sale securities	139	395	851
Change in restricted cash and investments	(15)	-	-
Other, net	10	9	8
Net cash flows from investing activities	(1,477)	(1,326)	(751)

Net Cash Flows From Financing Activities
Dividends paid	(1)	(1)	(51)
Proceeds from long-term debt	451	649	349
Retirement of long-term debt	(58)	(2)	(161)
Net change in short-term debt	371	86	-
Other, net	(3)	(3)	(8)
Net cash flows from financing activities	760	729	129

Net Change in Cash and Cash Equivalents	(2)	2	(62)
Cash and Cash Equivalents at Beginning of Year	11	9	71
Cash and Cash Equivalents at End of Year	$9	$11	$9

Supplemental Disclosure:
Interest paid, net of amounts capitalized	$137	$97	$58
Income taxes paid (received)	$(65)	$111	$107
Current year utility construction expenditures payable at year end	$95	$85	$69

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CAPITALIZATION
(In millions, except share amounts)

	As of December 31,
	2008		2007

Common Shareholder’s Equity
Common shares, no par; 350,000,000 shares authorized; 70,980,203 shares outstanding	$561		$561
Retained earnings	2,068		1,726
Accumulated other comprehensive income (loss), net:
Unrealized loss on available-for-sale securities	(11)		-
Unrealized gain (loss) on cash flow hedges	(49)		1
	2,569	47.0%	2,288	47.8%
Preferred Securities (100,000,000 shares authorized)
Cumulative shares outstanding; not subject to mandatory redemption:
$3.30 Series, 49,451 shares	5		5
$3.75 Series, 38,305 shares	4		4
$3.90 Series, 32,630 shares	3		3
$4.20 Series, 47,362 shares	5		5
$4.35 Series, 49,945 shares	5		5
$4.40 Series, 35,697 shares	3		3
$4.80 Series, 49,898 shares	5		5
	30	0.6%	30	0.6%
Long-Term Debt, Excluding Current Portion
Tax-exempt obligations:
5.95% Series, due 2023 (general mortgage bond-secured)	-		29
Variable-rate series (2008- 1.14%, 2007- 3.51%) -
Due 2016	34		34
Due 2017	4		4
Due 2023 (general mortgage bond-secured)	-		28
Due 2023, issued in 1993	7		7
Due 2023, issued in 2008	57		-
Due 2024	35		35
Due 2025	13		13
Due 2038	45		-
Notes:
5.65% Series, due 2012	400		400
5.125% Series, due 2013	275		275
4.65% Series, due 2014	350		350
5.95% Series, due 2017	250		250
5.3% Series, due 2018	350		-
6.75% Series, due 2031	400		400
5.75% Series, due 2035	300		300
5.8% Series, due 2036	350		350
Obligations under capital leases	2		2
Unamortized debt premium and discount, net	(7)		(7)
	2,865	52.4%	2,470	51.6%
Total Capitalization	$5,464	100.0%	$4,788	100.0%

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
(In millions)

	Years Ended December 31,
	2008	2007	2006

Beginning of Year	$1,726	$1,402	$1,187

Adoption of FASB Interpretation No. 48	-	(1)	-

Net Income	343	326	266

Deduct:
Dividends declared on preferred shares	1	1	1
Dividends declared on common shares	-	-	50
	1	1	51

End of Year	$2,068	$1,726	$1,402

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Company Organization

MidAmerican Energy Company (“MidAmerican Energy”) is a public utility with electric and natural gas operations and is the principal subsidiary of MHC Inc. (“MHC”). MHC is a holding company that conducts no business other than the ownership of its subsidiaries, which include the following nonregulated subsidiaries: InterCoast Capital Company, Midwest Capital Group, Inc., MEC Construction Services Co. and MidAmerican Services Company. MHC is the direct wholly owned subsidiary of MidAmerican Funding, LLC, (“MidAmerican Funding”), which is an Iowa limited liability company with MidAmerican Energy Holdings Company (“MEHC”) as its sole member. MEHC is a consolidated subsidiary of Berkshire Hathaway Inc. (“Berkshire Hathaway”).

(2)	Summary of Significant Accounting Policies

Basis of Consolidation

The Consolidated Financial Statements include the accounts of MidAmerican Energy and the subsidiary in which it held a controlling financial interest as of the financial statement date. Intercompany accounts and transactions have been eliminated, other than those between rate-regulated operations. Certain amounts in the prior year Consolidated Financial Statements have been reclassified to conform to the current year presentation. Such reclassifications did not impact previously reported operating income, net income or retained earnings.

Use of Estimates in Preparation of Financial Statements

The preparation of the Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. These estimates include, but are not limited to, unbilled revenue, asset retirement obligations, valuation of certain financial assets and liabilities, effects of regulation, accounting for contingencies, including environmental, regulatory and income tax matters, and certain assumptions made in accounting for pension and other postretirement benefits. Actual results may differ from the estimates used in preparing the Consolidated Financial Statements.

Cash Equivalents and Restricted Cash and Short-term Investments

Cash equivalents consist of funds invested in commercial paper, money market accounts and in other investments with a maturity of three months or less when purchased. Cash and cash equivalents exclude amounts where availability is restricted by legal requirements, loan agreements or other contractual provisions.

Investments

MidAmerican Energy’s investments in debt and equity securities are classified as available-for-sale. MidAmerican Energy’s management determines the appropriate classification of investments in debt and equity securities at the acquisition date and re-evaluates the classifications at each balance sheet date.

Available-for-sale securities are carried at fair value with realized gains and losses on auction rate securities, as determined on a specific identification basis, recognized in earnings and unrealized gains and losses recognized in accumulated other comprehensive income (“AOCI”), net of tax. Realized and unrealized gains and losses on trust funds related to the nuclear decommissioning of the Quad Cities Station are recorded as regulatory liabilities because MidAmerican Energy expects to recover costs for these activities through rates. If in management’s judgment a decline in the value of an investment below cost is other than temporary, the cost is written down to fair value. For the decommissioning trusts, any other-than-temporary decline of an investment below cost would not impact MidAmerican Energy’s financial results due to the regulatory treatment of gains and losses. Factors considered in judging whether an impairment is other than temporary include: the financial condition, business prospects and creditworthiness of the issuer; the length of time that fair value has been less than cost; the relative amount of the decline and MidAmerican Energy’s ability and intent to hold the investment until the fair value recovers. Refer to Note 6 for additional discussion of MidAmerican Energy’s investments.

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

MidAmerican Energy prepares its financial statements in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 71, “Accounting for the Effects of Certain Types of Regulation” (“SFAS No. 71”), which differs in certain respects from the application of GAAP by nonregulated businesses. In general, SFAS No. 71 recognizes that accounting for rate-regulated enterprises should reflect the economic effects of regulation. As a result, a regulated entity is required to defer the recognition of costs or income if it is probable that, through the ratemaking process, there will be a corresponding increase or decrease in future rates. Accordingly, MidAmerican Energy has deferred certain costs and income that will be recognized in earnings over various future periods.

Management continually evaluates the applicability of SFAS No. 71 and assesses whether its regulatory assets are probable of future recovery by considering factors such as a change in the regulator’s approach to setting rates from cost-based ratemaking to another form of regulation, other regulatory actions or the impact of competition, which could limit MidAmerican Energy’s ability to recover its costs. Based upon this continual assessment, management believes the application of SFAS No. 71 continues to be appropriate and its existing regulatory assets are probable of recovery. The assessment reflects the current political and regulatory climate at both the state and federal levels and is subject to change in the future.  If it becomes no longer probable that these costs will be recovered, the regulatory assets and regulatory liabilities would be written off and recognized in operating income.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on MidAmerican Energy’s assessment of the collectability of payments from its customers. This assessment requires judgment regarding the ability of customers to pay the amounts owed to MidAmerican Energy and the outcome of any pending disputes.

Derivatives

MidAmerican Energy employs a number of different commodity derivative instruments, including forward contracts, futures, options, swaps and other agreements, to manage commodity price, for example natural gas and electricity volatility and interest rate risks. Derivative instruments are recorded in the Consolidated Balance Sheets as either assets or liabilities and are stated at fair value unless they are designated as normal purchases or normal sales and qualify for the exemption afforded by GAAP. Derivative balances reflect reductions permitted under master netting arrangements with counterparties and cash collateral paid or received under such agreements. Cash collateral received from or paid to counterparties to secure derivative contract assets or liabilities in excess of amounts offset is included in current assets - other in the Consolidated Balance Sheets.

Derivative contracts for commodities used in MidAmerican Energy’s normal business operations that are settled by physical delivery, among other criteria, are eligible for and may be designated as normal purchases and normal sales pursuant to the exemptions. Contracts that qualify and are designated as normal purchases or normal sales are not marked to market. Recognition of these contracts in operating revenue or cost of sales in the Consolidated Statements of Operations occurs when the contracts settle.

For contracts designated in hedge relationships (“hedge contracts”), MidAmerican Energy formally assesses, at inception and thereafter, whether the hedge contracts are highly effective in offsetting changes in cash flows of the hedged items. MidAmerican Energy formally documents hedging activity by transaction type and risk management strategy.

Changes in the fair value of a derivative designated and qualified as a cash flow hedge, to the extent effective, are included in the Consolidated Balance Sheets and the Consolidated Statements of Capitalization as AOCI, net of tax, until the hedged item is recognized in earnings. MidAmerican Energy discontinues hedge accounting prospectively when it has determined that a derivative no longer qualifies as an effective hedge, or when it is no longer probable that the hedged forecasted transaction will occur. When hedge accounting is discontinued because the derivative no longer qualifies as an effective hedge, future changes in the value of the derivative are charged to earnings. Gains and losses related to discontinued hedges that were previously recorded in AOCI will remain in AOCI until the hedged item is realized, unless it is probable that the hedged forecasted transaction will not occur, at which time associated deferred amounts in AOCI are immediately recognized in earnings.

Certain derivative electric and natural gas contracts utilized by the regulated operations of MidAmerican Energy are recoverable through rates. Accordingly, unrealized changes in fair value of these contracts are deferred as net regulatory assets or liabilities pursuant to SFAS No. 71.

Inventories

Inventories consist mainly of materials and supplies, totaling $68 million and $62 million as of December 31, 2008 and 2007, respectively, coal stocks, totaling $60 million and $41 million as of December 31, 2008 and 2007, respectively, and natural gas in storage, totaling $22 million and $25 million as of December 31, 2008 and 2007, respectively. Inventories are valued at the lower of average cost, except for natural gas in storage, which is valued at the lower of last-in-first-out (“LIFO”) or market. With respect to inventories carried at LIFO cost, the replacement cost would be $51 million and $73 million higher as of December 31, 2008 and 2007, respectively.

Utility Plant, Net

General

Utility plant is recorded at historical cost. MidAmerican Energy capitalizes all construction costs related to material, direct labor and contract services, as well as indirect construction costs, which include an allowance for funds used during construction (“AFUDC”), as discussed below. The cost of major additions and betterments are capitalized, while costs for replacements, maintenance, and repairs that do not improve or extend the lives of the respective assets are charged to maintenance expense. Additionally, MidAmerican Energy has regulatory arrangements in Iowa in which the carrying cost of certain utility plant is reduced for amounts associated with electric returns on equity exceeding threshold levels. Refer to Note 4 for discussion of MidAmerican Energy’s revenue sharing arrangements.

Generally, when MidAmerican Energy retires or sells utility plant, it charges the original cost to accumulated depreciation. Any net cost of removal is charged against the cost of removal regulatory liability that was established through depreciation rates. Net salvage is recorded in the related accumulated depreciation and amortization accounts and is considered in determining future depreciation rates. Any gain or loss on disposals of nonregulated assets is recorded in income or expense.

MidAmerican Energy records AFUDC, which represents the estimated cost of debt and equity funds necessary to finance the construction of regulated facilities. AFUDC is computed based on guidelines set forth by the FERC and capitalized as a component of utility plant cost, with offsetting credits to earnings. After construction is completed, MidAmerican Energy is permitted to earn a return on these costs by their inclusion in rate base, as well as recover these costs through depreciation expense over the useful life of the related assets.

Depreciation and amortization for MidAmerican Energy’s utility operations are based on straight-line composite rates. Periodic depreciation studies are performed to determine the appropriate group lives, net salvage and group depreciation rates. The average depreciation and amortization rates applied to depreciable utility plant for the years ended December 31 were as follows:

	2008	2007	2006

Electric	3.3%	3.4%	3.7%
Gas	3.1%	3.2%	3.3%

Depreciation and amortization expense for 2007 and 2006 also includes $17 million and $42 million, respectively, for a regulatory charge pursuant to the terms of a series of electric rate settlement agreements in Iowa. Refer to Note 4 for further discussion. Additionally, depreciation expense for each year presented includes an $8 million charge, which for 2006 was equal to the level of MidAmerican Energy’s annual funding into external trusts for the estimated decommissioning costs of the Quad Cities Station. Beginning in 2007, MidAmerican Energy reduced its funding into the trusts to $2 million annually. Refer to Note 4 for a discussion of the rate treatment for the decrease in funding.

Asset Retirement Obligations

MidAmerican Energy recognizes legal asset retirement obligations (“ARO”), mainly related to the decommissioning of nuclear generation assets. The fair value of an ARO liability is recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made and is added to the carrying amount of the associated asset, which is then depreciated over the remaining useful life of the asset. Subsequent to the initial recognition, the ARO liability is adjusted for any material revisions to the expected value of the retirement obligation (with corresponding adjustments to utility plant) and for accretion of the liability due to the passage of time. The difference between the ARO liability, the corresponding ARO asset included in utility plant and amounts recovered in rates to satisfy such liabilities is recorded as a regulatory asset or liability. Estimated removal costs that MidAmerican Energy recovers through approved depreciation rates, but that do not meet the requirements of a legal ARO, are accumulated in a cost of removal regulatory liability in the Consolidated Balance Sheets.

Impairment

MidAmerican Energy evaluates long-lived assets for impairment, including utility plant, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable or the assets meet the criteria of held for sale. Upon the occurrence of a triggering event, the asset is reviewed to assess whether the estimated undiscounted cash flows expected from the use of the asset plus its residual value from the ultimate disposal exceeds the carrying value of the asset. If the carrying value exceeds the estimated recoverable amounts, the asset is written down to the estimated discounted present value of the expected future cash flows from using the asset. For regulated assets, any impairment charge is offset by the establishment of a regulatory asset to the extent recovery in rates is probable. For all other assets, any resulting impairment loss is reflected in the Consolidated Statements of Operations. The impacts of regulation are considered when evaluating the carrying value of regulated assets.

Revenue Recognition

Revenue from electric and natural gas customers is recognized as electricity or natural gas is delivered or services are provided. Revenue recognized includes unbilled, as well as billed, amounts.

Unbilled revenues are an estimate of the amount customers will be billed for services rendered between the meter reading dates in a particular month and the end of that month. Accrued unbilled revenues were $160 million and $142 million as of December 31, 2008 and 2007, respectively, and are included in receivables on the Consolidated Balance Sheets.

All of MidAmerican Energy’s regulated retail gas sales are subject to energy adjustment clauses. MidAmerican Energy also has costs that are recovered, at least in part, through bill riders, including energy efficiency costs. The clauses and riders allow MidAmerican Energy to adjust the amounts charged for electric and gas service as the related costs change. The costs recovered in revenues through use of the adjustment clauses and bill riders are charged to expense in the same period the related revenues are recognized. At any given time, these costs may be over or under collected from customers. The total under collection included in receivables at December 31, 2008 and 2007, was $30 million and $48 million, respectively.

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

Unamortized Debt Premiums, Discounts and Financing Costs

Premiums, discounts and financing costs incurred for the issuance of long-term debt are amortized over the term of the related financing using the effective interest method.

Income Taxes

Berkshire Hathaway commenced including MEHC and subsidiaries in its U.S. federal income tax return in 2006 as a result of converting its convertible preferred stock of MEHC into shares of MEHC common stock on February 9, 2006. MidAmerican Funding’s and MidAmerican Energy’s provision for income taxes has been computed on a stand-alone basis, and substantially all of their respective currently payable income taxes are remitted to MEHC. Prior to the conversion, MEHC filed a consolidated U.S. federal income tax return.

Deferred tax assets and liabilities are based on differences between the financial statements and tax bases of assets and liabilities using the estimated tax rates in effect for the year in which the differences are expected to reverse. Changes in deferred income tax assets and liabilities that are associated with components of other comprehensive income are charged or credited directly to other comprehensive income. Changes in deferred income tax assets and liabilities that are associated with income tax benefits related to certain property-related basis differences and other various differences that MidAmerican Energy is required to pass on to its customers in Iowa are charged or credited directly to a regulatory asset or regulatory liability. These amounts were recognized as a net regulatory asset totaling $198 million and $183 million as of December 31, 2008 and 2007, respectively, and will be included in rates when the temporary differences reverse. Other changes in deferred income tax assets and liabilities are included as a component of income tax expense.

Investment tax credits are generally deferred and amortized over the estimated useful lives of the related properties or as prescribed by various regulatory jurisdictions.

In determining MidAmerican Funding’s and MidAmerican Energy’s income taxes, management is required to interpret complex tax laws and regulations. In preparing tax returns, MidAmerican Funding and MidAmerican Energy are subject to continuous examinations by federal, state and local tax authorities that may give rise to different interpretations of these complex laws and regulations. Due to the nature of the examination process, it generally takes years before these examinations are completed and these matters are resolved. The U.S. Internal Revenue Service has closed examination of the MEHC consolidated income tax returns through 2003, including components related to MidAmerican Funding and MidAmerican Energy. In addition, state jurisdictions have closed examinations of MidAmerican Funding’s and MidAmerican Energy’s income tax returns through at least 2002. Although the ultimate resolution of their federal and state tax examinations is uncertain, each company believes it has made adequate provisions for its tax positions and the aggregate amount of any additional tax liabilities that may result from these examinations, if any, will not have a material adverse affect on its financial results. Assets and liabilities are established for uncertain tax positions taken or positions expected to be taken in income tax returns when such positions are judged to not meet the “more-likely-than-not” threshold based on the technical merits of the position. MidAmerican Funding’s and MidAmerican Energy’s unrecognized tax benefits are included in taxes accrued and other long-term liabilities, as appropriate, in their respective Consolidated Balance Sheets. Each company recognizes interest and penalties, if any, related to income taxes in income tax expense in the Consolidated Statements of Operations.

New Accounting Pronouncements

In December 2008, the Financial Accounting Standards Board (the “FASB”) issued Staff Position (“FSP”) No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 is intended to improve financial reporting about plan assets of defined benefit pension and other postretirement plans by requiring enhanced disclosures to enable investors to better understand how investment allocation decisions are made and the major categories of plan assets. FSP FAS 132(R)-1 also requires disclosure of the inputs and valuation techniques used to measure fair value and the effect of fair value measurements using significant unobservable inputs on changes in plan assets. In addition, FSP FAS 132(R)-1 establishes disclosure requirements for significant concentrations of risk within plan assets. FSP FAS 132(R)-1 is effective for financial statements issued for fiscal years ending after December 15, 2009, with early application permitted. MidAmerican Energy is currently evaluating the impact of adopting FSP FAS 132(R)-1 on its disclosures included within the Notes to Consolidated Financial Statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how and why an entity uses derivative instruments and their effects on an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. MidAmerican Energy is currently evaluating the impact of adopting SFAS No. 161 on its disclosures included within the Notes to Consolidated Financial Statements.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not impose fair value measurements on items not already accounted for at fair value; rather it applies, with certain exceptions, to other accounting pronouncements that either require or permit fair value measurements. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal or most advantageous market. The standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In February 2008, the FASB issued FSP No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which delays the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis until fiscal years beginning after November 15, 2008. These non-financial items include assets and liabilities such as non-financial assets and liabilities assumed in a business combination, reporting units measured at fair value in a goodwill impairment test and AROs initially measured at fair value. In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”), which clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. MidAmerican Energy applied the guidance of FSP FAS 157-3 when determining the fair value of its auction rate securities. MidAmerican Funding and MidAmerican Energy adopted the provisions of SFAS No. 157 for assets and liabilities recognized at fair value on a recurring basis effective January 1, 2008. The partial adoption of SFAS No. 157 did not have a material impact on MidAmerican Funding’s or MidAmerican Energy’s Consolidated Financial Statements. Refer to Note 5 for additional discussion.

(3)	Jointly Owned Utility Facilities

Under joint facility ownership agreements with other utilities, MidAmerican Energy, as a tenant in common, has undivided interests in jointly owned generation and transmission facilities. MidAmerican Energy accounts for its proportional share of each facility, and each joint owner has provided financing for its share of each generating facility or transmission line. Operating costs of each facility are assigned to joint owners based on ownership percentage or energy purchased, depending on the nature of the cost. Operating costs and expenses on the Consolidated Statements of Operations include MidAmerican Energy’s share of the expenses of these facilities.

The amounts shown in the table below represent MidAmerican Energy’s share in each jointly owned facility as of December 31, 2008 (dollars in millions).

	Company Share	Plant in Service (1)	Accumulated Depreciation	Construction Work in Progress

Walter Scott, Jr. Unit No. 4	59.7%	$656	$28	$-
Louisa Unit No. 1	88.0	758	355	-
Walter Scott, Jr. Unit No. 3	79.1	349	239	156
Quad Cities Unit Nos. 1 & 2	25.0	335	153	22
Ottumwa Unit No. 1	52.0	265	154	4
George Neal Unit No. 4	40.6	170	129	-
George Neal Unit No. 3	72.0	146	112	2
Transmission facilities (2)	Various	170	48	-
Total		$2,849	$1,218	$184

(1)	Plant in Service amounts are net of credits applied under the Iowa revenue sharing arrangements. Refer to Note 4 for a discussion of MidAmerican Energy’s revenue sharing arrangements.

(2)	Transmission facilities include 345 and 161 kilovolt transmission lines.

(4)	Regulatory Matters

Regulatory Assets and Liabilities

Regulatory assets represent costs that are expected to be recovered in future regulated rates. MidAmerican Energy’s regulatory assets reflected on the Consolidated Balance Sheets consist of the following as of December 31 (in millions):

	Average
	Remaining Life	2008	2007

Deferred income taxes, net(1)	26 years	$198	$183
Employee benefit plans(2)	16 years	77	32
Unrealized loss on regulated derivatives(3)	1 year	56	20
Other	Various	37	33
Total		$368	$268

(1)
Amounts represent income tax benefits related to state accelerated tax depreciation and certain property-related basis differences that were previously flowed through to customers and will be included in rates when the differences reverse.

(2)	Represents amounts not yet recognized as components of net periodic benefit cost that will be recovered in rates when recognized.

(3)	Amounts represent net unrealized losses related to derivative contracts included in rates.

MidAmerican Energy had regulatory assets not earning a return or earning less than the stipulated return as of December 31, 2008 and 2007, of $362 million and $262 million, respectively.

Regulatory liabilities represent income to be recognized or amounts to be returned to customers in future periods. MidAmerican Energy’s regulatory liabilities reflected in the Consolidated Balance Sheets consist of the following as of December 31 (in millions):

	Average
	Remaining Life	2008	2007

Cost of removal accrual(1)(2)	26 years	$522	$491
Employee benefit plans(3)	-	-	148
Asset retirement obligations(1)(4)	29 years	73	126
Unrealized gain on regulated derivatives	1	52	-
Other	Various	12	28
Total		$659	$793

(1)	Amounts are deducted from rate base or otherwise accrue a carrying cost.

(2)	Amounts represent the remaining estimated costs, as accrued through depreciation rates and exclusive of ARO liabilities, of removing assets in accordance with accepted regulatory practices.

(3)	Represents amounts not yet recognized as components of net periodic benefit costs that are to be returned to customers in future periods when recognized in net periodic benefit cost.

(4)	Amount predominately represents the excess of nuclear decommission trusts assets over the related asset retirement obligation. Refer to Note 11 for a discussion of asset retirement obligations.

Rate Matters

The IUB has approved a series of settlement agreements between MidAmerican Energy, the Iowa Office of Consumer Advocate (“OCA”) and other intervenors, under which MidAmerican Energy has agreed not to seek a general increase in electric base rates to become effective prior to January 1, 2014, unless its Iowa jurisdictional electric return on equity for any year covered by the applicable agreement falls below 10%, computed as prescribed in each respective agreement. Prior to filing for a general increase in electric rates, MidAmerican Energy is required to conduct 30 days of good faith negotiations with the signatories to the settlement agreements to attempt to avoid a general increase in such rates. As a party to the settlement agreements, the OCA has agreed not to request or support any decrease in MidAmerican Energy’s Iowa electric base rates to become effective prior to January 1, 2014. The settlement agreements specifically allow the IUB to approve or order electric rate design or cost of service rate changes that could result in changes to rates for specific customers as long as such changes do not result in an overall increase in revenues for MidAmerican Energy.

The settlement agreements also each provide that revenues associated with Iowa retail electric returns on equity within specified ranges will be shared with customers and that the portion assigned to customers will be recorded as a regulatory liability. The following table summarizes the ranges of Iowa electric returns on equity subject to revenue sharing under each of the remaining settlement agreements, the percent of revenues within those ranges to be assigned to customers, and the method by which the liability to customers will be settled.

		Range of
		Iowa Electric	Customers’
		Return on	Share of
Date Approved	Years	Equity Subject	Revenues	Method to be Used to
by the IUB	Covered	to Sharing	Within Range	Settle Liability to Customers

October 17, 2003	2006 - 2010	11.75% - 13%	40%	Credits against the cost of new generation plant in Iowa
		13% - 14%	50%
		Above 14%	83.3%

January 31, 2005	2011	Same	Same	Credits to customer bills in 2012
April 18, 2006	2012	Same	Same	Credits to customer bills in 2013
July 27, 2007(1)	2013	Same	Same	Credits against the cost of wind-powered generation projects covered by this agreement

(1)
If a rate case is filed pursuant to the 10% threshold, as discussed above, the revenue sharing arrangement for 2013 is changed such that the amount to be shared with customers will be 83.3% of revenues associated with Iowa electric operating income in excess of returns on equity allowed by the IUB as a result of the rate case.

Under the 2007 settlement agreement, MidAmerican Energy reduced its funding into the Quad Cities Station’s decommissioning trusts from the 2006 level of $8 million annually to a new level of $2 million annually beginning in 2007. The difference is being used to reduce electric base rates in 2008 and 2009 for MidAmerican Energy’s residential customers in its eastern and southern Iowa service territories previously served by two of MidAmerican Energy’s predecessor companies. To the extent the reduction in funding exceeds the annual amount needed to implement these rate reductions, as approved by the IUB, the excess will be used during the period 2007 through 2013 (or through 2012 in the event there is a rate increase in 2013), to reduce MidAmerican Energy’s investment in WSEC Unit 4.

Two additional settlement agreements between MidAmerican Energy, the OCA and other intervenors were approved by the IUB on June 16, 2008 and August 27, 2008, and related to MidAmerican Energy’s wind-powered generation projects. The agreements did not materially affect the revenue sharing arrangements established by the previous settlement agreements.

The regulatory liabilities created by the settlement agreements, including a 2001 settlement agreement, have been and are currently recorded as a regulatory charge in depreciation and amortization expense when the liability is accrued. As a result of the credits applied to generating plant balances when the related plant is placed in service, depreciation expense is reduced over the life of the plant. On June 1, 2007, WSEC Unit 4 was placed in service. Accordingly, the January 1, 2007 balance of the revenue sharing liability, plus the related interest accrued in 2007, was applied against the cost of WSEC Unit 4 in utility plant in service.

The change in the balance of the regulatory liability is summarized as follows for the years ended December 31 (in millions):

	2008	2007

Balance January 1	$17	$259
Current year revenue sharing	-	17
Interest costs	-	5
Amounts applied to utility plant in service	(17)	(264)
Balance December 31	$-	$17

(5)	Fair Value Measurements

The carrying amounts of MidAmerican Energy’s cash and cash equivalents, restricted cash and short-term investments, receivables, payables, accrued liabilities and short-term debt approximate fair value because of the short-term maturity of these instruments. MidAmerican Energy has various financial instruments that are measured at fair value in the Consolidated Financial Statements, including marketable debt and equity securities and commodity derivatives. MidAmerican Energy’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. A financial asset or liability classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The three levels are as follows:

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

The following table presents MidAmerican Energy’s assets and liabilities recognized in the Consolidated Balance Sheet and measured at fair value on a recurring basis as of December 31, 2008 (in millions):

	Input Levels for Fair Value Measurements
Description	Level 1	Level 2	Level 3	Other(1)	Total

Assets(2)
Investments in available-for-sale securities	$148	$75	$16	$-	$239
Commodity derivatives	2	55	48	(48)	57
	$150	$130	$64	$(48)	$296

Liabilities
Commodity derivatives	$(55)	$(120)	$(8)	$95	$(88)

(1)	Primarily represents netting under master netting arrangements and cash collateral requirements.

(2)	Does not include investments in either pension or other postretirement plan assets.

MidAmerican Energy’s investments in debt and equity securities are classified as available-for-sale and stated at fair value. When available, the quoted market price or net asset value of an identical security in the principal market is used to record the fair value. In the absence of a quoted market price in a readily observable market, the fair value is determined using pricing models based on observable market inputs and quoted market prices of securities with similar characteristics. The fair value of MidAmerican Energy’s investments in auction rate securities, where there is no current liquid market, is determined using pricing models based on available observable market data and MidAmerican Energy’s judgment about the assumptions, including liquidity and nonperformance risks, which market participants would use when pricing the asset. All of MidAmerican Energy’s available-for-sale securities in Levels 1 and 2 above are held in nuclear decommissioning trusts for the Quad Cities Station. Refer to Note 6 for additional disclosures related to these investments.

MidAmerican Energy uses various commodity derivative instruments, including forward contracts, futures, options, swaps and other agreements. The fair value of commodity derivatives is determined using unadjusted quoted prices for identical instruments on the applicable exchange in which MidAmerican Energy transacts. When quoted prices for identical instruments are not available, MidAmerican Energy uses forward price curves derived from market price quotations, when available, or internally developed and commercial models, with internal and external fundamental data inputs. Market price quotations are obtained from independent energy brokers, exchanges, direct communication with market participants and actual transactions executed by MidAmerican Energy. Market price quotations for certain major electricity and natural gas trading hubs are generally readily obtainable for the applicable term of MidAmerican Energy’s outstanding commodity derivative instruments, and therefore, MidAmerican Energy’s forward price curves for those locations and periods reflect observable market quotes. Market price quotations for other electricity and natural gas trading hubs are not as readily obtainable or the instrument is not actively traded. Given that limited market data exists for these instruments, MidAmerican Energy uses forward price curves derived from internal models based on perceived pricing relationships to major trading hubs that are based on significant unobservable inputs. Refer to Note 7 for additional discussion regarding MidAmerican Energy’s commodity derivatives and related risks.

The following table reconciles the beginning and ending balances of MidAmerican Energy’s assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Investments
	In Available-
	For-Sale	Commodity
	Securities	Derivatives

Balance, January 1, 2008	$40	$-
Changes included in earnings(1)	(5)	38
Unrealized gains (losses) included in other comprehensive income	(19)	1
Unrealized gains included in regulatory assets and liabilities	-	3
Settlements	-	(2)
Balance, December 31, 2008	$16	$40

(1)
Changes included in earnings are reported in the Consolidated Statement of Operations as other expenses for investments in available-for-sale securities or nonregulated revenues for commodity derivatives. Included in earnings for the year ended December 31, 2008, was a realized loss of $5 million related to investments in available-for-sale securities and unrealized gains of $8 million related to commodity derivatives held at December 31, 2008.

MidAmerican Energy’s long-term debt and current maturities of long-term debt are carried at cost in the Consolidated Financial Statements. The fair value of MidAmerican Energy’s long-term debt has been estimated based on the quoted market prices, where available, or at the present value of future cash flows discounted at rates consistent with comparable maturities with similar credit risks. The carrying amount of MidAmerican Energy’s variable-rate long-term debt approximates fair value because of the frequent repricing of these instruments at market rates. The following table presents the carrying amount and estimated fair value of MidAmerican Energy’s long-term debt, including the current portion, as of December 31 (in millions):

	2008	2007

Carrying amount	$2,865	$2,471
Estimated fair value	2,887	2,519

(6)	Investments and Nonregulated Property, Net

Investments and nonregulated property, net includes the following amounts as of December 31 (in millions):

	2008	2007

Nuclear decommissioning trusts	$230	$276
Rabbi trusts	128	136
Auction rate securities	16	40
Non-utility property, net of accumulated depreciation of $6 and $6, respectively	16	16
Coal transportation property, net of accumulated depreciation of $3 and $3, respectively	9	9
Other	1	1
Total	$400	$478

General

Funds held by the nuclear decommissioning trusts for the Quad Cities Station units are invested in accordance with applicable federal investment guidelines and are restricted for use as reimbursement for costs of decommissioning Quad Cities Station Units 1 and 2, which are currently licensed for operation until December 2032.

The investment in rabbi trusts represents the cash surrender value of corporate-owned life insurance policies on certain key executives and directors and the fair value of other related investments. The rabbi trusts were established to hold investments used to fund the obligations of various nonqualified executive and director compensation plans and to pay the costs of the trusts. Changes in the cash surrender value of the policies are reflected in non-operating income - other income on the Consolidated Statements of Operation.

MidAmerican Energy has interest bearing auction rate securities with a par value of $40 million and remaining maturities of 8 to 27 years. These securities have historically provided liquidity through an auction process that reset the applicable interest rate at predetermined calendar intervals, usually every 28 days or less. The securities held have experienced multiple failed auctions and the failures have resulted in the interest rate on these investments resetting at higher levels. Interest has been paid on the scheduled auction dates. MidAmerican Energy considers the securities to be temporarily impaired, except for an other-than-temporary decline in the fair value of $5 million recorded in the fourth quarter of 2008, and has recorded unrealized losses on the securities of $19 million, before tax, in AOCI. MidAmerican Energy has the intent and ability to hold the securities until the remaining principal investment is collected.

Non-utility property includes computer software, land and other assets not recoverable for regulated utility purposes. MidAmerican Energy has $9 million of currently non-recoverable utility transmission assets, which are being depreciated over 55 years. Other depreciable property consists primarily of computer software, which is amortized on a straight-line basis over five years.

The coal transportation property is owned and operated by CBEC Railway Inc., a subsidiary of MidAmerican Energy. The property is depreciated on a straight-line basis over 37 years.

Investments in Debt and Equity Securities

MidAmerican Energy’s investments in debt and equity securities as of December 31, 2008 and 2007, consisted of the investments in the Quad Cities Station nuclear decommissioning trusts and auction rate securities. All such investments are classified as available-for-sale, other than $7 million of cash equivalents in the Quad Cities Station trusts as of December 31, 2008. The amortized cost, gross unrealized gains and losses and estimated fair value of the available-for-sale securities as of December 31 were as follows (in millions):

	2008
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Equity securities	$99	$24	$(20)	$103
Municipal bonds	27	1	-	28
U. S. Government securities	56	9	-	65
Corporate debt securities	26	1	-	27
Auction rate securities	35	-	(19)	16
	$243	$35	$(39)	$239

	2007
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Equity securities	$91	$63	$(4)	$150
Municipal bonds	27	1	-	28
U. S. Government securities	59	3	-	62
Corporate debt securities	35	1	-	36
Auction rate securities	40	-	-	40
	$252	$68	$(4)	$316

As of December 31, 2008, MidAmerican Energy’s investments in available-for-sale debt securities had the following maturities (in millions):

	Amortized	Fair
	Cost	Value

Within 1 year	$5	$5
1 through 5 years	37	39
5 through 10 years	56	41
Over 10 years	46	51
The proceeds and gross realized gains and losses on the disposition of MidAmerican Energy’s available-for-sale securities are shown in the following table for the years ended December 31 (in millions). Realized and unrealized gains and losses in the Quad Cities Station nuclear decommissioning trusts are recorded in the regulatory liability related to the Quad Cities Station asset retirement obligation and do not impact earnings. Realized gains and losses are determined by specific identification.

	2008	2007	2006

Proceeds from sales	$139	$395	$851
Gross realized gains	6	4	4
Gross realized losses	(11)	(2)	(2)

(7)	Risk Management

MidAmerican Energy is exposed to the impact of market fluctuations in commodity prices, principally natural gas and electricity. Interest rate risk exists on variable rate debt, commercial paper and future debt issuances. MidAmerican Energy employs established policies and procedures to manage its risks associated with these market fluctuations using various commodity and financial derivative instruments, including forward contracts, futures, options, swaps and other agreements. The risk management process is designed to identify, assess, monitor, report, manage, and mitigate each of the various types of risk in its business. MidAmerican Energy does not engage in a material amount of proprietary trading activities.

The following table summarizes the various derivative mark-to-market positions included in the Consolidated Balance Sheet as of December 31, 2008 (in millions):

					Accumulated
				Regulatory	Other
	Derivative Net Assets (Liabilities)			Net Assets	Comprehensive
	Assets	Liabilities	Net	(Liabilities)	(Income) Loss (1)

Regulated electric	$52	$-	$52	$(52)	$-
Regulated gas	10	(62)	(52)	56	-
Nonregulated	42	(120)	(78)	-	80
Counterparty netting (2)	(47)	94	47	-	-
Total	$57	$(88)	$(31)	$4	$80

Current	$47	$(51)	$(4)
Non-current	10	(37)	(27)
Total	$57	$(88)	$(31)

(1)	Before income taxes.

(2)	Includes netting of cross-commodity positions with the same counterparty and netting of $47 million of collateral paid by MidAmerican Energy against derivative balances of the same counterparties.

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

Commodity Price Risk

MidAmerican Energy is subject to significant commodity price risk. Exposures include variations in the price of wholesale electricity that is purchased and sold, fuel costs to generate electricity, and natural gas supply for regulated retail gas customers. Electricity and natural gas prices are subject to wide price swings as demand responds to, among many other items, changing weather, limited storage, transmission and transportation constraints, and lack of alternative supplies from other areas. To mitigate a portion of the risk, MidAmerican Energy uses derivative instruments, including forward contracts, futures, options, swaps and other agreements, to effectively secure future supply or sell future production at fixed prices. The settled cost of these contracts is generally recovered from customers in regulated rates. Accordingly, the net unrealized gains and losses associated with interim price movements on contracts that are accounted for as derivatives, that are probable of recovery in rates, are recorded as net regulatory assets or regulatory liabilities.

MidAmerican Energy uses futures, options and swap agreements to economically hedge natural gas commodity prices for physical delivery to nonregulated customers. MidAmerican Energy also enters into forward physical supply contracts and swap agreements to economically hedge electricity commodity prices for physical delivery to nonregulated customers. Nonregulated retail physical electricity contracts are considered normal purchases or normal sales, and gains and losses on such contracts are recognized when settled. All other nonregulated natural gas and electric contracts are recorded at fair value and designated as hedges, with changes in fair value recorded in AOCI.

Realized gains and losses on all hedges and hedge ineffectiveness are recognized in income as operating revenue, cost of sales or operating expenses depending upon the nature of the item being hedged. Net unrealized gains and losses on hedges utilized for regulated purposes are generally recorded as regulatory assets and regulatory liabilities. As of December 31, 2008, MidAmerican Energy had cash flow hedges with expiration dates through December 2012. For the years ended December 31, 2008, 2007 and 2006, hedge ineffectiveness was insignificant. As of December 31, 2008, $47 million of pre-tax net unrealized losses are forecasted to be reclassified from AOCI into earnings over the next twelve months as contracts settle.

(8)	Preferred Securities

The total outstanding cumulative preferred securities of MidAmerican Energy are not subject to mandatory redemption requirements and may be redeemed at the option of MidAmerican Energy at prices which, in the aggregate, total $31 million. The aggregate total the holders of all preferred securities outstanding at December 31, 2008, are entitled to upon involuntary bankruptcy is $30 million plus accrued dividends. Annual dividend requirements for all preferred securities outstanding at December 31, 2008, total $1 million.

(9)	Long-Term Debt

MidAmerican Energy’s annual sinking fund requirements and maturities of long-term debt for the next five years are $- for 2009 through 2011, $400 million for 2012 and $275 million for 2013. Refer to MidAmerican Energy’s Consolidated Statements of Capitalization for detail of long-term debt.

MidAmerican Energy’s Variable Rate Tax-Exempt Obligations, including the tax-exempt bonds discussed below, bear interest at rates that are periodically established through remarketing of the bonds in the short-term tax-exempt market. MidAmerican Energy, at its option, may change the mode of interest calculation for these bonds by selecting from among several floating or fixed rate alternatives. The interest rates shown in the Consolidated Statements of Capitalization are the weighted average interest rates as of December 31, 2008 and 2007. MidAmerican Energy maintains revolving credit facility agreements to provide liquidity for holders of these issues.

The indenture pertaining to MidAmerican Energy’s unsecured senior notes provides that if MidAmerican Energy were to issue secured debt in the future, then such unsecured senior notes, as may then be existing, would equally and ratably be secured thereby. As of December 31, 2008, MidAmerican Energy was in compliance with all of its applicable long-term debt covenants.

On July 1, 2008, the Iowa Finance Authority issued $45 million of variable-rate tax-exempt bonds due July 1, 2038, the proceeds of which were loaned to MidAmerican Energy and are restricted for the payment of qualified environmental construction costs. As of December 31, 2008, $15 million of restricted cash and short-term investments remained. Also on July 1, 2008, the Iowa Finance Authority issued $57 million of variable-rate tax-exempt bonds due May 1, 2023, to refinance $57 million of pollution control revenue refunding bonds issued on behalf of MidAmerican Energy in 1993. MidAmerican Energy is contractually responsible for the timely payment of principal and interest on these variable-rate tax-exempt bonds.

On March 25, 2008, MidAmerican Energy issued $350 million of 5.3% Senior Notes due March 15, 2018. The proceeds were used by MidAmerican Energy to pay construction costs, including costs for its wind-powered generation projects in Iowa, to repay short-term indebtedness and for general corporate purposes.

In March 1999, MidAmerican Energy committed to the IUB to use commercially reasonable efforts to maintain an investment grade rating on its long-term debt and to maintain its common equity level above 42% of total capitalization unless circumstances beyond its control result in the common equity level decreasing to below 39% of total capitalization. MidAmerican Energy must seek the approval from the IUB of a reasonable utility capital structure if MidAmerican Energy’s common equity level decreases below 42% of total capitalization, unless the decrease is beyond the control of MidAmerican Energy. MidAmerican Energy is also required to seek the approval of the IUB if MidAmerican Energy’s equity level decreases to below 39%, even if the decrease is due to circumstances beyond the control of MidAmerican Energy. As of December 31, 2008, MidAmerican Energy’s common equity ratio was 47% computed on a basis consistent with its commitment. As a result of its regulatory commitment to maintain its common equity level above 42% of total capitalization, MidAmerican Energy had $472 million available to dividend as of December 31, 2008.

(10)	Short-Term Debt and Revolving Credit Facilities

Interim financing of working capital needs and the construction program is obtained from unaffiliated parties through the sale of commercial paper or short-term borrowing from banks.

MidAmerican Energy has an unsecured credit facility with $645 million available through July 2012 and then reducing to $530 million through July 2013 and a $250 million unsecured credit facility expiring in October 2009. The $645 million credit facility has a variable interest rate based on the London Interbank Offered Rate (“LIBOR”) plus a spread, which varies based on MidAmerican Energy’s credit ratings for its senior unsecured long-term debt securities, or a base rate, at MidAmerican Energy’s option. The $250 million credit facility has a variable interest rate of LIBOR plus 50% of a credit derivative index, with a minimum of LIBOR plus 0.50% and a maximum of LIBOR plus 1.0%. These facilities support MidAmerican Energy’s commercial paper program and its variable-rate tax-exempt bond obligations. In addition, MidAmerican Energy has a $5 million unsecured credit facility, which expires in June 2009 and has a variable interest rate based on LIBOR plus a spread. As of December 31, 2008, MidAmerican Energy had no borrowings outstanding under its credit facilities. As of December 31, 2008, MidAmerican Energy had $457 million of commercial paper outstanding at a weighted average interest rate of 1.13% and $195 million of the revolving credit facilities reserved to support the variable-rate tax-exempt bond obligations. Accordingly, $248 million of the three revolving credit facilities was available. As of December 31, 2007, MidAmerican Energy had no borrowings outstanding under its credit facilities and had $86 million of commercial paper outstanding at a weighted average interest rate of 4.46% and $120 million of the credit facilities reserved to support the variable-rate tax-exempt bond obligations. The related credit agreements require that MidAmerican Energy’s ratio of consolidated debt to total capitalization, including current maturities, not exceed 0.65 to 1.0 as of the last day of any quarter. MidAmerican Energy has authority from the FERC to issue commercial paper and bank notes aggregating $1.2 billion through October 30, 2010.

(11)	Asset Retirement Obligations

MidAmerican Energy estimates its ARO liabilities based upon detailed engineering calculations of the amount and timing of the future cash spending for a third party to perform the required work. Spending estimates are escalated for inflation and discounted at a credit-adjusted, risk-free rate. Changes in estimates could occur for a number of reasons including plan revisions, inflation and changes in the amount and timing of expected work.

MidAmerican Energy does not recognize liabilities for AROs for which the fair value cannot be reasonably estimated. Due to the indeterminate removal date, the fair value of the associated liabilities on certain transmission, distribution and other assets cannot currently be estimated and no amounts are recognized in the Consolidated Financial Statements other than those included in the regulatory removal cost liability established via approved depreciation rates.

The change in the balance of the total ARO liability is summarized as follows (in millions):

	2008	2007

Balance as of January 1	$182	$173
Additions	6	2
Other revisions, net	1	(3)
Accretion	11	10
Balance as of December 31	$200	$182

MidAmerican Energy’s most significant ARO liabilities related to the decommissioning of Quad Cities Station. As of December 31, 2008 and 2007, $159 million and $150 million, respectively, of the total ARO liability pertained to the decommissioning of Quad Cities Station, and $230 million and $276 million, respectively, of assets reflected in investments and nonregulated property, net, were restricted for satisfying the Quad Cities Station ARO liability.

In addition to the ARO liabilities, MidAmerican Energy has accrued for the cost of removing other electric and gas assets through its depreciation rates, in accordance with accepted regulatory practices. These accruals are reflected as regulatory liabilities and totaled $522 million and $491 million at December 31, 2008 and 2007, respectively.

(12)	Employee Benefit Plans

MidAmerican Energy sponsors a noncontributory defined benefit pension plan covering substantially all employees of MEHC and its domestic energy subsidiaries other than PacifiCorp. Benefit obligations under the plan are based on a cash balance arrangement for salaried employees and certain union employees and final average pay formulas for most union employees. Non-union employees hired on or after January 1, 2008 are not eligible to participate in the pension plan. These salaried employees are eligible to receive enhanced benefits under MidAmerican Energy’s defined contribution plan. MidAmerican Energy also maintains noncontributory, nonqualified defined benefit supplemental executive retirement plans (“SERP”) for certain active and retired participants.

MidAmerican Energy also sponsors certain postretirement health care and life insurance benefits covering substantially all retired employees of MEHC and its domestic energy subsidiaries other than PacifiCorp. Under the plans, substantially all employees of the participating companies may become eligible for these benefits if they reach retirement age while working at their respective companies. The other postretirement benefit plan was amended for non-union employees on July 1, 2004, and substantially all union participants on July 1, 2006. As a result, non-union employees hired after June 30, 2004, and union employees hired after June 30, 2006, are not eligible for postretirement benefits other than pensions. The plan, as amended, provides retiree medical accounts for participants to which MidAmerican Energy makes fixed contributions until the employee’s retirement. Participants will use such accounts to pay a portion of their medical premiums during retirement. MidAmerican Energy retains the right to change these benefits anytime, subject to the provisions in its collective bargaining agreements. MidAmerican Energy has been allowed to recover accrued pension and other postretirement benefit costs in its electric and gas service rates.

In August 2008, non-union employee participants of MidAmerican Energy’s pension plan were offered the option to continue to receive pay credits in their current cash balance pension plan or receive equivalent fixed contributions to the MidAmerican Energy-sponsored 401(k) plan. The election was effective January 1, 2009, and resulted in the recognition of a $5 million curtailment gain. MidAmerican Energy’s portion of the curtailment gain was deferred as a reduction to regulatory assets as of December 31, 2008.

Net Periodic Benefit Cost

For purposes of calculating the expected return on pension plan assets, a market-related value is used. The market-related of plan assets is calculated by spreading the difference between expected and actual investment returns on equity investments over a five-year period beginning after the first year in which they occur. In addition, as differences between expected and actual investment returns are admitted into the market-related value of plan assets, the corresponding gains or losses are then amortized and included in the net amortization component of net periodic benefit cost.

MidAmerican Energy bills to and is reimbursed currently for affiliates’ share of the net periodic benefit costs from all plans in which such affiliates participate. In 2008, 2007 and 2006, MidAmerican Energy’s share of pension cost was $12 million, $16 million and $18 million, respectively. MidAmerican Energy’s share of other postretirement cost in 2008, 2007 and 2006 totaled $4 million, $8 million and $14 million, respectively.

Net periodic benefit cost for the pension and other postretirement benefits plans of MidAmerican Energy and the aforementioned affiliates included the following components for the years ended December 31 (in millions):

	Pension			Other Postretirement
	2008	2007	2006	2008	2007	2006

Service cost	$26	$27	$25	$6	$6	$7
Interest cost	41	39	38	14	14	15
Expected return on plan assets	(46)	(43)	(38)	(15)	(14)	(10)
Net amortization	1	4	4	-	2	4
Net periodic benefit cost	$22	$27	$29	$5	$8	$16

Funded Status

The following table is a reconciliation of the fair value of plan assets as of December 31 (in millions):

	Pension		Other Postretirement
	2008	2007	2008	2007

Plan assets at fair value, beginning of year	$675	$664	$225	$214
Employer contributions	6	6	9	12
Participant contributions	-	-	10	9
Actual return on plan assets	(171)	57	(51)	10
Benefits paid	(55)	(52)	(21)	(20)
Plan assets at fair value, end of year	$455	$675	$172	$225

The following table is a reconciliation of the benefit obligations as of December 31 (in millions):

	Pension		Other Postretirement
	2008	2007	2008	2007

Benefit obligation, beginning of year	$701	$704	$257	$258
Service cost	26	27	6	6
Interest cost	41	39	14	14
Participant contributions	-	-	10	9
Actuarial (gain) loss	(33)	(17)	(38)	(10)
Curtailments	(5)	-	-	-
Benefits paid, net of Medicare subsidy	(55)	(52)	(21)	(20)
Benefit obligation, end of year	$675	$701	$228	$257
Accumulated benefit obligation, end of year	$627	$641

The funded status of the plans and the amounts recognized in the Consolidated Balance Sheets as of December 31 are as follows (in millions):

	Pension		Other Postretirement
	2008	2007	2008	2007

Plan assets at fair value, end of year	$455	$675	$172	$225
Less - Benefit obligation, end of year	675	701	228	257
Funded status	$(220)	$(26)	$(56)	$(32)

Amounts recognized in the Consolidated Balance Sheets:
Other current assets	$-	$-	$1	$-
Other current liabilities	(8)	(7)	-	-
Other assets	-	77	-	-
Other liabilities	(212)	(96)	(57)	(32)
Amounts recognized	$(220)	$(26)	$(56)	$(32)

MidAmerican Energy sponsors pension and other postretirement plans on behalf of certain of its affiliates in addition to itself, and therefore, the portion of the funded status of the respective plans that has not yet been recognized in net periodic benefit cost is attributable to multiple entities. Additionally, substantially all of MidAmerican Energy’s portion of such amounts is either refundable to or recoverable from its customers and is reflected as regulatory liabilities and regulatory assets.

The SERP has no plan assets; however, MidAmerican Energy and MEHC have Rabbi trusts that hold corporate-owned life insurance and other investments to provide funding for the future cash requirements of the SERP. The cash surrender value of all of the policies included in the Rabbi trusts, net of amounts borrowed against the cash surrender value, plus the fair market value of other Rabbi trust investments, was $102 million and $119 million as of December 31, 2008 and 2007, respectively, of which $75 million and $80 million was held by MidAmerican Energy as of December 31, 2008 and 2007, respectively, with the remainder held by MEHC. These assets are not included in the plan assets in the above table, but are reflected in the Consolidated Balance Sheets. The portion of the pension plans’ projected benefit obligation, related to the SERP was $98 million and $103 million as of December 31, 2008 and 2007, respectively.

Unrecognized Amounts

The portion of the funded status of the plans not yet recognized in net periodic benefit cost as of December 31 is as follows (in millions):

	Pension		Other Postretirement
	2008	2007	2008	2007
Amounts not yet recognized as components of net periodic benefit cost:
Net loss (gain)	$52	$(133)	$56	$27
Prior service cost (credit)	4	8	(3)	(4)
Net transition obligation	-	-	2	3
Curtailment gain	(4)	-	-	-
Total	$52	$(125)	$55	$26

A reconciliation of amounts not yet recognized as components of net periodic benefit cost for the years ended December 31, 2008 and 2007 is as follows (in millions):

	Regulatory Assets	Regulatory Liabilities	Receivables (Payables) with Affiliates	Total
Pension
Balance, January 1, 2007	$18	$(122)	$14	$(90)
Net gain arising during the year	(2)	(26)	(3)	(31)
Net amortization	(2)	-	(2)	(4)
Total	(4)	(26)	(5)	(35)
Balance, December 31, 2007	14	(148)	9	(125)
Net loss arising during the year	23	148	10	181
Curtailment gain	(3)	-	(1)	(4)
Net amortization	1	-	(1)	-
Total	21	148	8	177
Balance, December 31, 2008	$35	$-	$17	$52

	Regulatory Assets	Receivables (Payables) with Affiliates	Deferred Income Taxes	Total
Other Postretirement
Balance, January 1, 2007	$27	$(17)	$24	$34
Net loss (gain) arising during the year	(7)	2	(1)	(6)
Net amortization	(2)	-	-	(2)
Total	(9)	2	(1)	(8)
Balance, December 31, 2007	18	(15)	23	26
Net loss (gain) arising during the year	24	14	(9)	29
Balance, December 31, 2008	$42	$(1)	$14	$55

The net (gain) loss, prior service cost, net transition obligation and curtailment gain that will be amortized in 2009 into net periodic benefit cost are estimated to be as follows (in millions):

	Net (Gain) Loss	Prior Service Cost	Net Transition Obligation	Curtailment Gain	Total

Pension	$(3)	$3	$-	$(1)	$(1)
Other postretirement	2	-	1	-	3

Plan Assumptions

Assumptions used to determine benefit obligations as of December 31 and net benefit cost for the years ended December 31 were as follows:

	Pension			Other Postretirement
	2008	2007	2006	2008	2007	2006

Benefit obligations as of December 31:
Discount rate	6.50%	6.00%	5.75%	6.50%	6.00%	5.75%
Rate of compensation increase	4.00%	4.50%	4.50%	N/A	N/A	N/A

	Pension			Other Postretirement
	2008	2007	2006	2008	2007	2006
Net benefit cost for the years ended December 31:
Discount rate	6.00%	5.75%	5.75%	6.00%	5.75%	5.75%
Expected return on plan assets (1)	7.50%	7.50%	7.00%	7.50%	7.50%	7.00%
Rate of compensation increase	4.50%	4.50%	5.00%	N/A	N/A	N/A

(1)	Amounts reflected are pre-tax values. Assumed after-tax returns for a taxable, non-union other postretirement plan were 6.19% for 2008, 6.19% for 2007 and 4.27% for 2006.

	2008	2007

Assumed health care cost trend rates as of December 31:
Health care cost trend rate assumed for next year	8.50%	9.00%
Rate that the cost trend rate gradually declines to	5.00%	5.00%
Year that the rate reaches the rate it is assumed to remain at	2016	2016

A one-percentage-point change in assumed health care cost trend rates would have the following effects (in millions):

	Increase (Decrease)
	One Percentage-Point Increase	One Percentage-Point Decrease
Effect on total service and interest cost	$1	$(1)
Effect on other postretirement benefit obligation	12	(11)

Contributions and Benefit Payments

Employer contributions to the pension and other postretirement plans are expected to be $8 million and $14 million, respectively, for 2009. MidAmerican Energy’s policy is to contribute the minimum required amount to its pension plan and an amount equal to the sum of the net periodic cost and the expected Medicare subsidy to its other postretirement plans. Funding to the established pension trust is based upon the actuarially determined costs of the plan and the requirements of the Internal Revenue Code, the Employee Retirement Income Security Act of 1974 and the Pension Protection Act of 2006, as amended.

Net periodic benefit costs assigned to MidAmerican Energy affiliates are reimbursed currently in accordance with its intercompany administrative services agreements. The expected benefit payments to participants in MidAmerican Energy’s pension and other postretirement plans for 2009 through 2013 and for the five years thereafter are summarized below (in millions):

	Projected Benefit Payments
		Other Postretirement
	Pension	Gross	Medicare Subsidy	Net of Subsidy

2009	$53	$16	$(2)	$14
2010	41	19	(3)	16
2011	44	19	(3)	16
2012	47	20	(3)	17
2013	49	21	(3)	18
2014-18	299	126	(20)	106

Investment Policy and Asset Allocation

MidAmerican Energy’s investment policy for its pension and other postretirement plans is to balance risk and return through a diversified portfolio of equity securities, fixed income securities and other alternative investments. Asset allocation for the pension and other postretirement plans are as indicated in the tables below. Maturities for fixed income securities are managed to targets consistent with prudent risk tolerances. Sufficient liquidity is maintained to meet near-term benefit payment obligations. The plans retain outside investment advisors to manage plan investments within the parameters outlined by the MidAmerican Energy Pension and Employee Benefits Plans Administrative Committee (“Administrative Committee”). The weighted average return on assets assumption is based on historical performance for the types of assets in which the plans invest.

MidAmerican Energy’s pension plan asset allocation as of December 31, was as follows:

	Percentage of Plan Assets
			Target
	2008	2007	Range

Equity securities	65%	69%	65-75%
Debt securities	27	24	20-30
Real estate	6	5	0-10
Other	2	2	0-5
Total	100%	100%

MidAmerican Energy’s other postretirement benefit plan asset allocation as of December 31, was as follows:

	Percentage of Plan Assets
			Target
	2008	2007	Range

Equity securities	64%	52%	60-80%
Debt securities	33	46	25-35
Other	3	2	0-5
Total	100%	100%

MidAmerican Energy sponsors defined contribution pension plans (401(k) plans) covering substantially all employees. MidAmerican Energy’s contributions vary depending on the plan but are based primarily on each participant’s level of contribution and cannot exceed the maximum allowable for tax purposes. Total MidAmerican Energy contributions were $10 million for each of 2008, 2007 and 2006, respectively.

(13)	Income Taxes

MidAmerican Energy’s income tax expense consists of the following for the years ended December 31 (in millions):

	2008	2007	2006
Current:
Federal	$(97)	$86	$91
State	17	21	29
	(80)	107	120
Deferred:
Federal	211	33	12
State	(3)	(7)	(11)
	208	26	1

Investment tax credit	(2)	(3)	(3)
Total	$126	$130	$118

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income taxes for the years ended December 31 follows:

	2008	2007	2006

Federal statutory income tax rate	35%	35%	35%
Amortization of investment tax credit	(1)	(1)	(1)
State income tax, net of federal income tax benefit	6	4	5
Renewable electricity production tax credits	(10)	(7)	(6)
Effects of ratemaking	(2)	(2)	(2)
Other	(1)	(1)	-
Effective federal and state income tax rate	27%	28%	31%

MidAmerican Energy’s net deferred income tax liability consists of the following as of December 31 (in millions):

	2008	2007
Deferred tax assets:
Regulatory liabilities	$294	$345
Employee benefits	128	48
Nuclear reserves and decommissioning	25	24
Unrealized losses, net	18	8
Fuel cost recoveries	13	8
Uncertain tax benefits	10	11
Asset retirement obligations	83	76
Other	43	35
	614	555

Deferred tax liabilities:
Depreciable property	(919)	(719)
Regulatory assets	(385)	(330)
Other	(8)	(12)
	(1,312)	(1,061)

Net deferred income tax liability	$(698)	$(506)

The net deferred income tax liability is reflected as follows on the Consolidated Balance Sheets as of December 31 (in millions).

	2008	2007

Current assets - other	$15	$11
Deferred income taxes	(713)	(517)
Net deferred income tax liability	$(698)	$(506)

MidAmerican Energy adopted FIN 48 effective January 1, 2007, and had $25 million of net unrecognized tax benefits. Of this amount, MidAmerican Energy recognized a net increase in the liability for unrecognized tax benefits of $11 million as a cumulative effect of adopting FIN 48, which was offset by reductions in beginning retained earnings of $1 million and deferred income tax liabilities of $9 million and an increase in regulatory assets of $1 million in the Consolidated Balance Sheet. The remaining $14 million had been previously accrued under SFAS No. 5, “Accounting for Contingencies,” or SFAS No. 109, “Accounting for Income Taxes.”

As of December 31, 2008 and 2007, net unrecognized tax benefits totaled $34 million and $37 million, respectively, which included $18 million and $19 million, respectively, of tax positions, if recognized, would have an impact on the effective tax rate. The remaining unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility. Recognition of these tax benefits, other than applicable interest and penalties, would not affect MidAmerican Energy’s effective tax rate.

(14)	Commitments and Contingencies

Unconditional Purchase Obligations

MidAmerican Energy had the following unconditional purchase obligations as of December 31, 2008 (in millions):

	Minimum payments required for
						After
Contract type	2009	2010	2011	2012	2013	2013	Total
Coal and natural gas for generation	$162	$175	$95	$91	$-	$-	$523
Electric capacity	28	10	8	9	10	138	203
Pipeline transportation for gas operations	76	77	73	46	16	53	341
Operating leases, easements and maintenance contracts	19	18	17	11	7	161	233
	$285	$280	$193	$157	$33	$352	$1,300

Coal and Natural Gas, Electric Capacity and Pipeline Transportation Commitments

MidAmerican Energy has coal supply and related transportation contracts for its coal-fired generating facilities. The contracts have expiration dates ranging from 2009 to 2012. MidAmerican Energy expects to supplement these coal contracts with additional contracts and spot market purchases to fulfill its future coal supply needs. Additionally, MidAmerican Energy has a natural gas transportation contract, which expires in 2012, for a natural gas-fired generating plant.

MidAmerican Energy has contracts to purchase electric capacity to meet its electric system energy requirements. The contracts have expiration dates ranging from 2009 to 2028.

MidAmerican Energy also has various natural gas supply and transportation contracts for its gas operations that have expiration dates ranging from 2009 to 2024.

Operating Leases, Easements and Maintenance Contracts

MidAmerican Energy has non-cancelable operating leases with expiration dates from 2009 to 2014 primarily for computer equipment, office space and rail cars. MidAmerican Energy also has non-cancelable easements for land in Iowa on which its wind-farm turbines are located, as well as non-cancelable maintenance contracts for the turbines. The easements have expiration dates from 2034 to 2058, and the maintenance contracts have expiration dates from 2010 to 2012. Payments on non-cancelable operating leases, easements and maintenance contracts totaled $21 million for 2008, $15 million for 2007 and $12 million for 2006.

Guarantees

MidAmerican Energy is the lessee on operating leases for coal railcars that contain guarantees of the residual value of such equipment throughout the term of the leases. Events triggering the residual guarantees include termination of the lease, loss of the equipment or purchase of the equipment. Lease terms are for five years with provisions for extensions. As of December 31, 2008, the maximum amount of such guarantees specified in these leases totaled $27 million. These guarantees are not reflected on the Consolidated Balance Sheets.

Other Commitments and Contingencies

MidAmerican Energy is a party in a variety of legal actions or claims arising out of the normal course of business. Plaintiffs occasionally seek punitive or exemplary damages. MidAmerican Energy does not believe that such normal and routine matters will have a material effect on its financial results.

(15)	Segment Information

MidAmerican Energy has identified three reportable operating segments: regulated electric, regulated gas and nonregulated energy. The regulated electric segment derives most of its revenue from regulated retail sales of electricity to residential, commercial, and industrial customers and from wholesale sales. The regulated gas segment derives most of its revenue from regulated retail sales of natural gas to residential, commercial, and industrial customers and also obtains significant revenues by transporting gas owned by others through its distribution system. Pricing for regulated electric and regulated gas sales are established separately by regulatory agencies; therefore, management also reviews each segment separately to make decisions regarding allocation of resources and in evaluating performance. Due to growth in revenue from nonregulated retail electric sales in 2007, a nonregulated energy business segment has been established. No change to previously reported amounts for the regulated electric and regulated gas segments resulted from the addition of the nonregulated energy segment. The nonregulated energy segment derives most of its revenue from nonregulated retail electric and gas activities. Common operating costs, interest income, interest expense and income tax expense are allocated to each segment based on certain factors, which primarily relate to the nature of the cost.

The following tables provide information on an operating segment basis (in millions):

	Years Ended December 31,
	2008	2007	2006
Segment Profit Information
Operating revenues:
Regulated electric	$2,030	$1,934	$1,779
Regulated gas	1,377	1,174	1,112
Nonregulated energy	1,293	1,150	557
Total	$4,700	$4,258	$3,448

Depreciation and amortization expense:
Regulated electric	$248	$236	$243
Regulated gas	33	32	31
Nonregulated energy(1)	1	1	1
Total	$282	$269	$275

Operating income:
Regulated electric	$470	$398	$372
Regulated gas	66	53	36
Nonregulated energy	51	62	13
Total	$587	$513	$421

Interest and dividend income:
Regulated electric	$4	$8	$7
Regulated gas	1	1	2
Total	$5	$9	$9

Fixed charges and preferred dividends:
Regulated electric	$124	$98	$77
Regulated gas	19	16	13
Total	$143	$114	$90

Income taxes:
Regulated electric	$90	$91	$105
Regulated gas	21	16	10
Nonregulated energy	15	23	3
Total	$126	$130	$118

Earnings on common stock:
Regulated electric	$285	$263	$238
Regulated gas	27	25	18
Nonregulated energy	30	37	9
Total	$342	$325	$265

	As of December 31,
	2008	2007	2006
Segment Asset Information
Capital expenditures:
Regulated electric	$1,411	$1,159	$770
Regulated gas	82	61	49
Nonregulated energy	1	1	-
Total	$1,494	$1,221	$819

Total assets:
Regulated electric	$7,297	$6,110	$5,485
Regulated gas	972	938	923
Nonregulated energy	251	203	102
Total	$8,520	$7,251	$6,510

(1)	Depreciation and amortization expense related to nonregulated energy operations is included in nonregulated operating expense – other on the Consolidated Statements of Operations.

(16)	Related Party Transactions

The companies identified as affiliates of MidAmerican Energy are Berkshire Hathaway and its subsidiaries, including MEHC and its subsidiaries. The basis for the following transactions is provided for in service agreements between MidAmerican Energy and the affiliates.

MidAmerican Energy is reimbursed for charges incurred on behalf of its affiliates. The majority of these reimbursed expenses are for employee wages and benefits, insurance, building rent, computer costs, administrative services, travel expense, and general and administrative expense, such as treasury, legal and accounting functions. The amount of such reimbursements was $64 million, $63 million and $71 million for 2008, 2007 and 2006, respectively.

MidAmerican Energy reimbursed MEHC in the amount of $17 million, $12 million and $9 million in 2008, 2007 and 2006, respectively, for its share of corporate expenses.

Northern Natural Gas Company (“NNG”), a wholly owned subsidiary of MEHC, is one of MidAmerican Energy’s suppliers of natural gas transportation and storage capacity. MidAmerican Energy’s net purchases of natural gas transportation and storage capacity from NNG totaled $52 million, $51 million and $52 million in 2008, 2007 and 2006, respectively.

MidAmerican Energy had accounts receivable from affiliates of $7 million and $6 million as of December 31, 2008 and 2007, respectively, that are included in receivables on the Consolidated Balance Sheets. MidAmerican Energy also had accounts payable to affiliates of $10 million and $8 million as of December 31, 2008 and 2007, respectively, that are included in accounts payable on the Consolidated Balance Sheets.

MidAmerican Energy paid common dividends totaling $50 million to MHC in 2006.

MidAmerican Energy recognizes the full amount of the funded status for its pension and postretirement plans, and amounts attributable to MidAmerican Energy’s affiliates that have not previously been recognized through income are recognized as an intercompany balance with such affiliates. MidAmerican Energy adjusts these balances when changes to the funded status of the respective plans are recognized and does not intend to settle the balances currently. Amounts receivable from affiliates attributable to the funded status of employee benefit plans totaled $20 million and $12 million as of December 31, 2008 and 2007, respectively, and similar amounts payable to affiliates totaled $5 million and $19 million as of December 31, 2008 and 2007, respectively. See Note 12 for further information pertaining to pension and postretirement accounting.

(17)	Unaudited Quarterly Operating Results

	2008
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In millions)
Operating revenues	$1,372	$1,079	$1,104	$1,145
Operating income	175	103	158	151
Net income	107	60	98	78
Earnings on common stock	107	59	98	78

	2007
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In millions)
Operating revenues	$1,236	$969	$982	$1,071
Operating income	145	113	171	84
Net income	92	74	110	50
Earnings on common stock	92	73	110	50

Quarterly data reflect seasonal variations common to a Midwest utility.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Member
MidAmerican Funding, LLC
Des Moines, Iowa

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of MidAmerican Funding, LLC and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, comprehensive income, cash flows and retained earnings for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MidAmerican Funding, LLC and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Des Moines, Iowa
February 27, 2009

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)

	As of December 31,
	2008	2007
ASSETS
Utility Plant, Net
Electric	$8,952	$7,473
Gas	1,155	1,086
	10,107	8,559
Accumulated depreciation and amortization	(3,426)	(3,237)
	6,681	5,322
Construction work in progress	233	386
	6,914	5,708
Current Assets
Cash and cash equivalents	10	12
Restricted cash and short-term investments	15	-
Receivables, less allowances of $8 and $9, respectively	468	461
Inventories	158	133
Other	114	69
	765	675
Other Assets
Investments and nonregulated property, net	415	494
Goodwill	1,270	1,270
Regulatory assets	368	268
Other	78	129
	2,131	2,161
Total Assets	$9,810	$8,544

CAPITALIZATION AND LIABILITIES
Capitalization
Member’s equity	$3,081	$2,825
MidAmerican Energy preferred securities	30	30
Long-term debt, excluding current portion	3,390	3,170
	6,501	6,025
Current Liabilities
Short-term debt	457	86
Note payable to affiliate	59	33
Current portion of long-term debt	175	1
Accounts payable	352	404
Taxes accrued	104	90
Interest accrued	60	57
Other	100	76
	1,307	747
Other Liabilities
Deferred income taxes	700	509
Investment tax credits	36	38
Asset retirement obligations	200	182
Regulatory liabilities	659	793
Other	407	250
	2,002	1,772
Total Capitalization and Liabilities	$9,810	$8,544

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)

	Years Ended December 31,
	2008	2007	2006
Operating Revenues
Regulated electric	$2,030	$1,934	$1,779
Regulated gas	1,377	1,174	1,112
Nonregulated	1,308	1,159	562
	4,715	4,267	3,453
Operating Expenses
Regulated:
Cost of fuel, energy and capacity	743	741	672
Cost of gas sold	1,128	937	888
Other operating expenses	422	419	402
Maintenance	204	201	156
Depreciation and amortization	281	268	274
Property and other taxes	103	98	97
	2,881	2,664	2,489
Nonregulated:
Cost of sales	1,214	1,063	523
Other	30	26	20
	1,244	1,089	543
Total operating expenses	4,125	3,753	3,032

Operating Income	590	514	421

Non-Operating Income
Interest and dividend income	5	10	10
Allowance for equity funds	25	41	37
Other income	5	11	63
Other expense	(9)	(3)	(8)
	26	59	102

Fixed Charges
Interest on long-term debt	201	169	141
Other interest expense	6	10	14
Preferred dividends of subsidiaries	1	1	1
Allowance for borrowed funds	(16)	(18)	(16)
	192	162	140

Income Before Income Taxes	424	411	383
Income Taxes	107	111	95

Net Income	$317	$300	$288
The accompanying notes are an integral part of these financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Years Ended December 31,
	2008	2007	2006

Net Income	$317	$300	$288

Other Comprehensive Income (Loss)
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) during period-
Before income taxes	(21)	-	32
Income tax (expense) benefit	9	-	(11)
	(12)	-	21
Less realized gains (losses) reflected in net income during period-
Before income taxes	(2)	-	32
Income tax (expense) benefit	1	-	(11)
	(1)	-	21

Net unrealized losses	(11)	-	-

Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) during period-
Before income taxes	(88)	20	(22)
Income tax (expense) benefit	35	(8)	9
	(53)	12	(13)
Less realized gains (losses) reflected in net income during period-
Before income taxes	(6)	(1)	(2)
Income tax benefit	3	-	1
	(3)	(1)	(1)

Net unrealized gains (losses)	(50)	13	(12)

Other comprehensive income (loss)	(61)	13	(12)

Comprehensive Income	$256	$313	$276

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2008	2007	2006
Net Cash Flows From Operating Activities
Net income	$317	$300	$288
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	282	269	275
Deferred income taxes and investment tax credit, net	201	23	(3)
Amortization of other assets and liabilities	29	28	21
Gain on sale of securities, assets and other investments	-	-	(43)
Loss from impairment of available-for-sale securities	5	-	-
Impact of changes in working capital-
Receivables, net	(11)	(109)	106
Inventories	(24)	(20)	(28)
Derivative collateral, net	(38)	10	(38)
Accounts payable	(46)	99	(81)
Taxes accrued	(8)	-	(7)
Other current assets and liabilities	11	1	34
Other, net	(29)	(31)	(8)
Net cash flows from operating activities	689	570	516

Net Cash Flows From Investing Activities
Utility construction expenditures	(1,471)	(1,298)	(758)
Proceeds from sale of assets and other investments	-	-	17
Purchases of available-for-sale securities	(140)	(432)	(853)
Proceeds from sales of available-for-sale securities	140	395	878
Change in restricted cash and investments	(15)	-	-
Other, net	9	8	9
Net cash flows from investing activities	(1,477)	(1,327)	(707)

Net Cash Flows From Financing Activities
Proceeds from long-term debt	451	649	349
Retirement of long-term debt	(58)	(2)	(161)
Net change in note payable to affiliate	26	30	(51)
Net change in short-term debt	371	86	-
Other, net	(4)	(3)	(8)
Net cash flows from financing activities	786	760	129

Net Change in Cash and Cash Equivalents	(2)	3	(62)
Cash and Cash Equivalents at Beginning of Year	12	9	71
Cash and Cash Equivalents at End of Year	$10	$12	$9

Supplemental Disclosure:
Interest paid, net of amounts capitalized	$185	$145	$107
Income taxes paid (received)	$(81)	$92	$107
Current year utility construction expenditures payable at year end	$95	$85	$69

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CAPITALIZATION
(In millions, except share amounts)
	As of December 31,
	2008		2007
Member’s Equity
Paid-in capital	$1,670		$1,670
Retained earnings	1,471		1,154
Accumulated other comprehensive income (loss), net:
Unrealized loss on available-for-sale securities	(11)		-
Unrealized gain (loss) on cash flow hedges	(49)		1
	3,081	47.4%	2,825	46.9%
MidAmerican Energy Preferred Securities (100,000,000 shares authorized)
Cumulative shares outstanding; not subject to mandatory redemption:
$3.30 Series, 49,451 shares	5		5
$3.75 Series, 38,305 shares	4		4
$3.90 Series, 32,630 shares	3		3
$4.20 Series, 47,362 shares	5		5
$4.35 Series, 49,945 shares	5		5
$4.40 Series, 35,697 shares	3		3
$4.80 Series, 49,898 shares	5		5
	30	0.5%	30	0.5%
Long-Term Debt, Excluding Current Portion
MidAmerican Energy:
Tax-exempt obligations -
5.95% Series, due 2023 (general mortgage bond-secured)	-		29
Variable-rate series (2008- 1.14%, 2006- 3.51%) -
Due 2016	34		34
Due 2017	4		4
Due 2023 (general mortgage bond-secured)	-		28
Due 2023, issued in 1993	7		7
Due 2023, issued in 2008	57		-
Due 2024	35		35
Due 2025	13		13
Due 2038	45		-
Notes -
5.65% Series, due 2012	400		400
5.125% Series, due 2013	275		275
4.65% Series, due 2014	350		350
5.95% Series, due 2017	250		250
5.3% Series, due 2018	350		-
6.75% Series, due 2031	400		400
5.75% Series, due 2035	300		300
5.8% Series, due 2036	350		350
Obligations under capital leases	2		2
Unamortized debt premium and discount, net	(7)		(7)
Total MidAmerican Energy	2,865	44.0%	2,470	41.0%
MidAmerican Funding parent:
6.339% Senior secured notes due 2009	-		175
6.75% Senior secured notes due 2011	200		200
6.927% Senior secured notes due 2029	325		325
Total MidAmerican Funding parent	525	8.1%	700	11.6%
	3,390	52.1%	3,170	52.6%
Total Capitalization	$6,501	100.0%	$6,025	100.0%

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
(In millions)

	Years Ended December 31,
	2008	2007	2006

Beginning of Year	$1,154	$856	$568
Adoption of FASB Interpretation No. 48	-	(2)	-
Net Income	317	300	288

End of Year	$1,471	$1,154	$856

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Company Organization

MidAmerican Funding, LLC (“MidAmerican Funding”) is an Iowa limited liability company with MidAmerican Energy Holdings Company (“MEHC”) as its sole member. MEHC is a consolidated subsidiary of Berkshire Hathaway Inc. (“Berkshire Hathaway”). MidAmerican Funding’s direct wholly owned subsidiary is MHC Inc. (“MHC”), which constitutes substantially all of MidAmerican Funding’s assets, liabilities and business activities except those related to MidAmerican Funding’s long-term debt securities. MHC conducts no business other than the ownership of its subsidiaries. MHC’s principal subsidiary is MidAmerican Energy Company (“MidAmerican Energy”), a public utility with electric and natural gas operations. Direct, wholly owned nonregulated subsidiaries of MHC are InterCoast Capital Company (“InterCoast Capital”), Midwest Capital Group, Inc., MEC Construction Services Co. and MidAmerican Services Company.

(2)	Summary of Significant Accounting Policies

In addition to the following significant accounting policies, refer to Note 2 of MidAmerican Energy’s Notes to Consolidated Financial Statements for significant accounting policies of MidAmerican Funding.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of MidAmerican Funding and the subsidiaries in which it held a controlling financial interest as of the financial statement date. Intercompany accounts and transactions have been eliminated, other than those between rate-regulated operations. Certain amounts in the prior year Consolidated Financial Statements have been reclassified to conform to the current year presentation. Such reclassifications did not impact previously reported operating income, net income or retained earnings.

Goodwill

Goodwill represents the difference between the purchase cost and the fair value of the net assets acquired when MidAmerican Funding purchased MHC. Goodwill is allocated to each reporting unit and is tested at least annually for impairments using a variety of methods, principally discounted projected future net cash flows, with any impairments charged to earnings. MidAmerican Funding completed its annual review as of October 31, 2008. Key assumptions used in the testing include, but are not limited to, the use of estimated future cash flows, earnings before interest, taxes, depreciation and amortization multiples and an appropriate discount rate. In estimating cash flows, MidAmerican Funding incorporates current market information as well as historical factors. During 2008, 2007 and 2006, MidAmerican Funding did not record any goodwill impairments.

(3)	Jointly Owned Utility Facilities

Refer to Note 3 of MidAmerican Energy’s Notes to Consolidated Financial Statements.

(4)	Regulatory Matters

Refer to Note 4 of MidAmerican Energy’s Notes to Consolidated Financial Statements.

(5)	Fair Value Measurements

Refer to Note 5 of MidAmerican Energy’s Notes to Consolidated Financial Statements.

MidAmerican Funding’s long-term debt and current maturities of long-term debt are carried at cost in the Consolidated Financial Statements. The fair value of MidAmerican Funding’s long-term debt has been estimated based on the quoted market prices, where available, or at the present value of future cash flows discounted at rates consistent with the comparable maturities with similar credit risks. The carrying amount of MidAmerican Energy’s variable-rate long-term debt approximates fair value because of the frequent repricing of these instruments at market rates. The following table presents the carrying amount and estimated fair value of MidAmerican Funding’s long-term debt, including current portion, as of December 31 (in millions):

	2008	2007

Carrying amount	$3,565	$3,171
Estimated fair value	3,610	3,274

(6)	Investments and Nonregulated Property, Net

Investments and nonregulated property, net includes the following amounts as of December 31 (in millions):

	2008	2007

Nuclear decommissioning trusts	$230	$276
Rabbi trusts	133	141
Auction rate securities	16	40
MidAmerican Energy non-utility property, net of accumulated depreciation of $6 and $6, respectively	16	16
Coal transportation property, net of accumulated depreciation of $3 and $3, respectively	9	9
Equipment leases	4	5
Real estate, net of accumulated depreciation of $1 and $1, respectively	4	4
Other	3	3
Total	$415	$494

General

In addition to the following discussion, refer to Note 6 of MidAmerican Energy’s Notes to Consolidated Financial Statements for additional information regarding the investments included in the table above.

Equipment leases as of December 31, 2008, which are accounted for as leveraged leases and held by InterCoast Capital, consist primarily of a 7% undivided interest in an electric generating station leased to a utility located in Arizona. That lease terminates in 2015 and had a pre-tax carrying value of $4 million as of December 31, 2008 and 2007. The investment is exposed to the credit risk of the lessee.

The investment in real estate includes primarily Dakota Dunes, a 1,920 acre planned residential and commercial development community located in the southeast corner of South Dakota. As of December 31, 2008, 64% of the development available for sale had been sold.

Investments in Debt and Equity Securities

MidAmerican Funding’s investments in debt and equity securities as of December 31, 2008 and 2007, consisted of the investments in the Quad Cities Station nuclear decommissioning trusts and auction rate securities. Refer to Note 6 of MidAmerican Energy’s Notes to Consolidated Financial Statements for additional information related to these investments. In addition to the proceeds and gross realized gains and losses on the disposal of MidAmerican Energy’s available-for-sale securities, MidAmerican Funding had proceeds of $1 million in 2008, and proceeds and a gross realized gain of $28 million in 2006 related to the sale of the common shares MidAmerican Funding held of an electronic energy and metal trading exchange.

(7)	Risk Management

Refer to Note 7 of MidAmerican Energy’s Notes to Consolidated Financial Statements.

(8)	Preferred Securities

Refer to Note 8 of MidAmerican Energy’s Notes to Consolidated Financial Statements.

(9)	Long-Term Debt

MidAmerican Funding’s annual sinking fund requirements and maturities of long-term debt for the next five years are $175 million for 2009, $- for 2010, $200 million for 2011, $400 million for 2012 and $275 million for 2013. Refer to MidAmerican Funding’s Consolidated Statements of Capitalization for detail of long-term debt.

MidAmerican Energy’s Variable Rate Tax-Exempt Obligations, including the tax-exempt bonds discussed below, bear interest at rates that are periodically established through remarketing of the bonds in the short-term tax-exempt market. MidAmerican Energy, at its option, may change the mode of interest calculation for these bonds by selecting from among several floating or fixed rate alternatives. The interest rates shown in the Consolidated Statements of Capitalization are the weighted average interest rates as of December 31, 2008 and 2007. MidAmerican Energy maintains revolving credit facility agreements to provide liquidity for holders of these issues.

The indenture pertaining to MidAmerican Energy’s unsecured senior notes provides that if MidAmerican Energy were to issue secured debt in the future, then such unsecured senior notes, as may then be existing, would equally and ratably be secured thereby. As of December 31, 2008, MidAmerican Energy was in compliance with all of its applicable long-term debt covenants.

On July 1, 2008, the Iowa Finance Authority issued $45 million of variable-rate tax-exempt bonds due July 1, 2038, the proceeds of which were loaned to MidAmerican Energy and are restricted for the payment of qualified environmental construction costs. As of December 31, 2008, $15 million of restricted cash and short-term investments remained. Also on July 1, 2008, the Iowa Finance Authority issued $57 million of variable-rate tax-exempt bonds due May 1, 2023, to refinance $57 million of pollution control revenue refunding bonds issued on behalf of MidAmerican Energy in 1993. MidAmerican Energy is contractually responsible for the timely payment of principal and interest on these variable-rate tax-exempt bonds.

On March 25, 2008, MidAmerican Energy issued $350 million of 5.3% Senior Notes due March 15, 2018. The proceeds were used by MidAmerican Energy to pay construction costs, including costs for its wind-powered generation projects in Iowa, to repay short-term indebtedness and for general corporate purposes.

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

Subsidiaries of MidAmerican Funding must make payments on their own indebtedness before making distributions to MidAmerican Funding. The distributions are also subject to utility regulatory restrictions agreed to by MidAmerican Energy in March 1999. At that time, MidAmerican Energy committed to the IUB to use commercially reasonable efforts to maintain an investment grade rating on its long-term debt and to maintain its common equity level above 42% of total capitalization unless circumstances beyond its control result in the common equity level decreasing to below 39% of total capitalization. MidAmerican Energy must seek the approval from the IUB of a reasonable utility capital structure if MidAmerican Energy’s common equity level decreases below 42% of total capitalization, unless the decrease is beyond the control of MidAmerican Energy. MidAmerican Energy is also required to seek the approval of the IUB if MidAmerican Energy’s equity level decreases to below 39%, even if the decrease is due to circumstances beyond the control of MidAmerican Energy. As of December 31, 2008, MidAmerican Energy’s common equity ratio was 47% computed on a basis consistent with its commitment. As a result of MidAmerican Energy’s regulatory commitment to maintain its common equity level above 42% of total capitalization, MidAmerican Funding had restricted net assets of $2.1 billion as of December 31, 2008.

As of December 31, 2008, MidAmerican Funding was in compliance with all of its applicable long-term debt covenants.

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

(10)	Short-Term Debt and Revolving Credit Facilities

Refer to Note 10 of MidAmerican Energy’s Notes to Consolidated Financial Statements. In addition to MidAmerican Energy’s credit facilities, MHC has a $4 million revolving credit facility, expiring in June 2009, under which zero was outstanding as of December 31, 2008 and 2007.

(11)	Asset Retirement Obligations

Refer to Note 11 of MidAmerican Energy’s Notes to Consolidated Financial Statements.

(12)	Employee Benefit Plans

Refer to Note 12 of MidAmerican Energy’s Notes to Consolidated Financial Statements for additional information regarding MidAmerican Funding’s pension, supplemental retirement and postretirement benefit plans.

Pension and postretirement costs allocated by MidAmerican Funding to its parent and other affiliates in each of the years ended December 31, were as follows (in millions):

	2008	2007	2006

Pension costs	$10	$11	$11
Other postretirement costs	1	-	2

(13)	Income Taxes

MidAmerican Funding’s income tax expense consists of the following for the years ended December 31 (in millions):

	2008	2007	2006
Current:
Federal	$(106)	$73	$91
State	13	15	7
	(93)	88	98
Deferred:
Federal	209	33	10
State	(7)	(7)	(10)
	202	26	-

Investment tax credit	(2)	(3)	(3)
Total	$107	$111	$95

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income taxes for the years ended December 31 follows:

	2008	2007	2006

Federal statutory income tax rate	35%	35%	35%
Amortization of investment tax credit	(1)	(1)	(1)
State income tax, net of federal income tax benefit	5	5	5
Renewable electricity production tax credits	(11)	(7)	(6)
Effects of ratemaking	(2)	(3)	(2)
Resolution of potential tax matter	(1)	-	(5)
Other	-	(2)	(1)
Effective federal and state income tax rate	25%	27%	25%

MidAmerican Funding’s net deferred income tax liability consists of the following as of December 31 (in millions):

	2008	2007

Deferred tax assets:
Regulatory liabilities	$294	$345
Employee benefits	128	48
Nuclear reserves and decommissioning	25	24
Unrealized losses, net	28	17
Fuel cost recoveries	13	8
Uncertain tax benefits	13	14
Asset retirement obligations	83	76
Other	50	42
	634	574

Deferred tax liabilities:
Depreciable property	(924)	(730)
Regulatory assets	(385)	(330)
Other	(9)	(12)
	(1,318)	(1,072)

Net deferred income tax liability	$(684)	$(498)

The net deferred income tax liability is reflected as follows on the Consolidated Balance Sheets as of December 31, (in millions).

	2008	2007

Current assets – other	$16	$11
Deferred income taxes	(700)	(509)
Net deferred income tax liability	$(684)	$(498)

MidAmerican Funding adopted FIN 48 effective January 1, 2007, and had $33 million of net unrecognized tax benefits. Of this amount, MidAmerican Funding recognized a net increase in the liability for unrecognized tax benefits of $16 million as a cumulative effect of adopting FIN 48, which was offset by reductions in beginning retained earnings of $2 million and deferred income tax liabilities of $13 million and an increase in regulatory assets of $1 million in the Consolidated Balance Sheet. The remaining $17 million had been previously accrued under Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” or SFAS No. 109, “Accounting for Income Taxes.”

As of December 31, 2008 and 2007, net unrecognized tax benefits totaled $41 million and $44 million, respectively, which included $22 million and $24 million, respectively, of tax positions, if recognized, would have an impact on the effective tax rate. The remaining unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility. Recognition of these tax benefits, other than applicable interest and penalties, would not affect MidAmerican Funding’s effective tax rate.

(14)	Commitments and Contingencies

Refer to Note 14 of MidAmerican Energy’s Notes to Consolidated Financial Statements.

Other Commitments and Contingencies

MidAmerican Funding is a party in a variety of legal actions or claims arising out of the normal course of business. Plaintiffs occasionally seek punitive or exemplary damages. MidAmerican Funding does not believe that such normal and routine matters will have a material effect on its financial results.

(15)	Segment Information

MidAmerican Funding has identified three reportable operating segments: regulated electric, regulated gas and nonregulated energy. The regulated electric segment derives most of its revenue from regulated retail sales of electricity to residential, commercial, and industrial customers and from wholesale sales. The regulated gas segment derives most of its revenue from regulated retail sales of natural gas to residential, commercial, and industrial customers and also obtains significant revenues by transporting gas owned by others through its distribution system. Pricing for regulated electric and regulated gas sales are established separately by regulatory agencies; therefore, management also reviews each segment separately to make decisions regarding allocation of resources and in evaluating performance. Due to growth in revenue from nonregulated retail electric sales in 2007, a nonregulated energy business segment has been established. No change to previously reported amounts for the regulated electric and regulated gas segments resulted from the addition of the nonregulated energy segment. The nonregulated energy segment derives most of its revenue from nonregulated retail electric and gas activities. Common operating costs, interest income, interest expense and income tax expense are allocated to each segment based on certain factors, which primarily relate to the nature of the cost. “Other” in the tables below consists of the nonregulated subsidiaries of MidAmerican Funding not engaged in the energy business and parent company interest expense.

The following tables provide information on an operating segment basis (in millions):

	Years Ended December 31,
	2008	2007	2006
Segment Profit Information
Operating revenues:
Regulated electric	$2,030	$1,934	$1,779
Regulated gas	1,377	1,174	1,112
Nonregulated energy	1,293	1,150	557
Other	15	9	5
Total	$4,715	$4,267	$3,453

Depreciation and amortization expense:
Regulated electric	$248	$236	$243
Regulated gas	33	32	31
Nonregulated energy(1)	1	1	1
Total	$282	$269	$275

Operating income:
Regulated electric	$470	$398	$372
Regulated gas	66	53	36
Nonregulated energy	51	62	13
Other	3	1	-
Total	$590	$514	$421

Interest and dividend income:
Regulated electric	$4	$8	$7
Regulated gas	1	1	2
Other	1	3	3
Total	6	12	12
Eliminations	(1)	(2)	(2)
Consolidated	$5	$10	$10

Fixed charges:
Regulated electric	$124	$98	$77
Regulated gas	19	16	13
Other	50	51	52
Total	193	165	142
Eliminations	(1)	(3)	(2)
Consolidated	$192	$162	$140

Income taxes:
Regulated electric	$90	$91	$105
Regulated gas	21	16	10
Nonregulated energy	15	23	3
Other	(19)	(19)	(23)
Total	$107	$111	$95

Net income:
Regulated electric	$285	$263	$238
Regulated gas	27	25	18
Nonregulated energy	30	37	9
Other	(25)	(25)	23
Total	$317	$300	$288

	As of December 31,
	2008	2007	2006
Segment Asset Information
Capital expenditures:
Regulated electric	$1,411	$1,159	$770
Regulated gas	82	61	49
Nonregulated energy	1	1	-
Other	1	1	1
Total	$1,495	$1,222	$820

Total assets:
Regulated electric	$8,488	$7,301	$6,676
Regulated gas	1,051	1,017	1,002
Nonregulated energy	251	203	102
Other	20	23	14
Total	$9,810	$8,544	$7,794

(1)	Depreciation and amortization expense related to nonregulated energy operations is included in nonregulated operating expense – other on the Consolidated Statements of Operations.

Goodwill resulting from past business combinations is not amortized. Periodically, such balances are evaluated for possible impairment. Based on MidAmerican Funding’s annual goodwill impairment tests completed as of October 31, 2008, no impairment was indicated for goodwill.

Goodwill by reportable segment as of December 31, 2008 and 2007, was as follows (in millions):

Regulated electric	$1,191
Regulated gas	79
Total	$1,270

(16)	Related Party Transactions

The companies identified as affiliates of MidAmerican Funding are Berkshire Hathaway and its subsidiaries, including MEHC and its subsidiaries. The basis for the following transactions is provided for in service agreements between MidAmerican Funding and the affiliates.

MidAmerican Funding is reimbursed for charges incurred on behalf of its affiliates. The majority of these reimbursed expenses are for allocated employee wages and benefits, insurance, building rent, computer costs, administrative services, travel expenses, and general and administrative expenses, such as treasury, legal and accounting functions. The amount of such reimbursements was $53 million, $56 million and $62 million for 2008, 2007 and 2006, respectively.

MidAmerican Funding reimbursed MEHC in the amount of $17 million, $12 million and $9 million in 2008, 2007 and 2006, respectively, for its share of corporate expenses.

Northern Natural Gas Company (“NNG”), a wholly owned subsidiary of MEHC, is one of MidAmerican Energy’s suppliers of natural gas transportation and storage capacity. MidAmerican Energy’s net purchases of natural gas transportation and storage capacity from NNG totaled $52 million, $51 million and $52 million in 2008, 2007 and 2006, respectively.

MHC has a $200 million revolving credit arrangement carrying interest at the 30-day LIBOR rate plus a spread to borrow from MEHC. Outstanding balances are unsecured and due on demand. The outstanding balance was $59 million at an interest rate of 2.161% as of December 31, 2008, and $33 million at an interest rate of 5.496% as of December 31, 2007, and is reflected as note payable to affiliate on the Consolidated Balance Sheet.

MEHC has a $100 million revolving credit arrangement, carrying interest at the 30-day LIBOR rate plus a spread to borrow from MHC. Outstanding balances are unsecured and due on demand. There were no borrowings outstanding throughout 2008 and 2007.

MidAmerican Funding had accounts receivable from affiliates of $10 million as of both December 31, 2008 and 2007, that are included in receivables on the Consolidated Balance Sheets. MidAmerican Funding also had accounts payable to affiliates of $9 million and $7 million as of December 31, 2008 and 2007, respectively, that are included in accounts payable on the Consolidated Balance Sheets.

In 2006, MHC received dividends totaling $50 million from MidAmerican Energy.

MidAmerican Funding recognizes the full amount of the funded status for its pension and postretirement plans, and amounts attributable to MidAmerican Funding’s affiliates that have not previously been recognized through income are recognized as an intercompany balance with such affiliates. MidAmerican Funding adjusts these balances when changes to the funded status of the respective plans are recognized and does not intend to settle the balances currently. Amounts receivable from affiliates attributable to the funded status of employee benefit plans totaled $20 million and $12 million as of December 31, 2008 and 2007, respectively, and similar amounts payable to affiliates totaled $5 million and $19 million as of December 31, 2008 and 2007, respectively. See Note 12 for further information pertaining to pension and postretirement accounting.

The indenture pertaining to MidAmerican Funding’s long-term debt restricts MidAmerican Funding from paying a distribution on its equity securities, unless after making such distribution either its debt to total capital ratio does not exceed 0.67:1 and its interest coverage ratio is not less than 2.2:1 or its senior secured long-term debt rating is at least BBB or its equivalent. MidAmerican Funding may seek a release from this restriction upon delivery to the indenture trustee of written confirmation from the ratings agencies that without this restriction MidAmerican Funding’s senior secured long-term debt would be rated at least BBB+.

(17)	Non-Operating Other Income and Expense

Non-operating income - other income, as shown on the Consolidated Statements of Operations, includes the following for the years ended December 31 (in millions):

	2008	2007	2006

Marketable securities gains	$-	$-	$32
Gains on sales of assets and other investments	-	-	15
Corporate-owned life insurance income	-	7	7
Income from energy projects and venture capital investments	1	-	5
Other	4	4	4
Total	$5	$11	$63

Marketable securities gains includes gains of $28 million in 2006 from the sale of the common shares MidAmerican Funding held of an electronic energy and metals trading exchange. Additionally, 2006 includes $4 million for a gain recognized when MidAmerican Funding donated its remaining shares in that company to a charitable foundation. An offsetting other expense was also recognized for the donation.

Gains on the sales of assets and other investments, net in 2006 includes an $8 million gain on the sale of MidAmerican Funding’s non-controlling interest in a nonregulated gas-fired cogeneration plant and a $7 million gain on the sale of a commercial passenger aircraft.

Income from energy projects and venture capital investments for 2006 is due to changes in a financing arrangement related to a nonstrategic investment in a hydroelectric generating plant.

Non-operating income - other expense, as shown on the Consolidated Statements of Operations, consists primarily of costs not recoverable from MidAmerican Energy’s regulated utility customers. Additionally, in 2008, MidAmerican Energy recorded a $5 million loss related to its investment in auction rate securities. Refer to Note 6 for further discussion of MidAmerican Energy’s investment in auction rate securities.

(18)	Unaudited Quarterly Operating Results

	2008
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In millions)
Operating revenues	$1,373	$1,081	$1,107	$1,154
Operating income	175	104	159	152
Net income	100	53	91	73

	2007
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In millions)
Operating revenues	$1,237	$971	$985	$1,074
Operating income	145	113	171	85
Net income	85	66	104	45

Quarterly data reflect seasonal variations common to a Midwest utility.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K, the Company (MidAmerican Energy or MidAmerican Funding, as applicable) carried out an evaluation, under the supervision and with the participation of the Company’s respective management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, the Company’s management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management of the Company (MidAmerican Energy or MidAmerican Funding, as applicable) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), the Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, the Company’s management used the criteria set forth in the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation conducted under the framework in “Internal Control – Integrated Framework,” the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

This report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

MidAmerican Energy Company	MidAmerican Funding, LLC
February 20, 2009	February 20, 2009

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by Item 10 is omitted pursuant to General Instruction I(2)(c) to Form 10-K.

Item 11.	Executive Compensation

Information required by Item 11 is omitted pursuant to General Instruction I(2)(c) to Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Item 12 is omitted pursuant to General Instruction I(2)(c) to Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by Item 13 is omitted pursuant to General Instruction I(2)(c) to Form 10-K.

Item 14.	Principal Accountant Fees and Services

The following table shows MidAmerican Funding’s (consolidated) and MidAmerican Energy’s fees paid or accrued for audit and audit-related services and fees paid for tax and all other services rendered by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the “Deloitte Entities”) for each of the last two years (in millions):

	MidAmerican Funding		MidAmerican Energy
	2008	2007	2008	2007

Audit fees (1)	$1.1	$0.9	$1.0	$0.8
Audit-related fees (2)	0.2	0.1	0.2	0.1
Tax fees (3)	0.1	0.3	0.1	0.3
All other fees	-	-	-	-
Total aggregate fees billed	$1.4	$1.3	$1.3	$1.2

(1)
Audit fees include fees for the audit of MidAmerican Funding’s and MidAmerican Energy’s consolidated financial statements and interim reviews of their quarterly financial statements, audit services provided in connection with required statutory audits, and comfort letters, consents and other services related to SEC matters.

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

The audit committee of MEHC reviewed and approved the services rendered by the Deloitte Entities in and for fiscal 2008 as set forth in the above table and concluded that the non-audit services were compatible with maintaining the principal accountant’s independence. Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by the principal accountant require approval in advance by the audit committee in order to assure that such services do not impair the principal accountant’s independence from MidAmerican Funding and MidAmerican Energy. Accordingly, the audit committee has an Audit and Non-Audit Services Pre-Approval Policy (the “Policy”) that sets forth the procedures and the conditions pursuant to which services to be performed by the principal accountant are to be pre-approved. Pursuant to the Policy, certain services described in detail in the Policy may be pre-approved on an annual basis together with pre-approved maximum fee levels for such services. The services eligible for annual pre-approval consist of services that would be included under the categories of Audit Fees, Audit-Related Fees and Tax Fees. If not pre-approved on an annual basis, proposed services must otherwise be separately approved prior to being performed by the principal accountant. In addition, any services that receive annual pre-approval but exceed the pre-approved maximum fee level also will require separate approval by the audit committee prior to being performed. The Policy does not delegate to management the audit committee’s responsibilities to pre-approve services performed by the principal accountant.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

INDEX

Page
(a)(1)	Financial Statements (included herein)

Consolidated financial statements of MidAmerican Energy and MidAmerican Funding, as well as the Reports of Independent Registered Public Accounting Firm, are in Item 8 of this Form 10-K.	51

(a)(2)	Financial Statement Schedules

The following schedules should be read in conjunction with the aforementioned consolidated financial statements. Other schedules are omitted because they are not required or the information therein is not applicable, or is reflected in the consolidated financial statements or notes thereto.

MidAmerican Funding, LLC parent company only condensed financial statements (Schedule I)	124

MidAmerican Energy Company Consolidated Valuation and Qualifying Accounts (Schedule II)	127

MidAmerican Funding, LLC Consolidated Valuation and Qualifying Accounts (Schedule II)	128

(b)	Exhibits

Exhibits Index	131

(c)	Financial Statements of Affiliate Pledged as Collateral

MHC Inc. Consolidated Financial Statements	108

Item 15(c)	MHC Inc. Consolidated Financial Statements

The accompanying consolidated financial statements of MHC Inc., the direct wholly owned subsidiary of MidAmerican Funding, are being provided pursuant to Rule 3-16 of the U. S. Securities and Exchange Commission’s Regulation S-X. The purpose of these financial statements is to provide information about the assets and equity interests that collateralize MidAmerican Funding’s long-term debt and that, upon the occurrence of any triggering event under the collateral agreement, would be available to satisfy the applicable debt obligations.

MHC Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder
MHC Inc.
Des Moines, Iowa

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of MHC Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, comprehensive income, cash flows and retained earnings for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MHC Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Des Moines, Iowa
February 27, 2009

MHC INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)
	As of December 31,
	2008	2007
ASSETS
Utility Plant, Net
Electric	$8,952	$7,473
Gas	1,155	1,086
	10,107	8,559
Accumulated depreciation and amortization	(3,426)	(3,237)
	6,681	5,322
Construction work in progress	233	386
	6,914	5,708
Current Assets
Cash and cash equivalents	10	12
Restricted cash and short-term investments	15	-
Receivables, less allowances of $8 and $9, respectively	464	456
Inventories	158	133
Other	114	69
	761	670
Other Assets
Receivable from affiliate	267	248
Investments and nonregulated property, net	415	494
Goodwill	1,270	1,270
Regulatory assets	368	268
Other	78	129
	2,398	2,409
Total Assets	$10,073	$8,787

CAPITALIZATION AND LIABILITIES
Capitalization
Shareholder’s equity	$4,060	$3,777
MidAmerican Energy preferred securities	30	30
Long-term debt, excluding current portion	2,865	2,470
	6,955	6,277
Current Liabilities
Short-term debt	457	86
Note payable to affiliate	59	33
Current portion of long-term debt	-	1
Accounts payable	352	412
Taxes accrued	104	90
Interest accrued	44	41
Other	100	76
	1,116	739
Other Liabilities
Deferred income taxes	700	509
Investment tax credits	36	38
Asset retirement obligations	200	182
Regulatory liabilities	659	793
Other	407	249
	2,002	1,771
Total Capitalization and Liabilities	$10,073	$8,787

The accompanying notes are an integral part of these financial statements.

MHC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)

	Years Ended December 31,
	2008	2007	2006
Operating Revenues
Regulated electric	$2,030	$1,934	$1,779
Regulated gas	1,377	1,174	1,112
Nonregulated	1,308	1,159	562
	4,715	4,267	3,453
Operating Expenses
Regulated:
Cost of fuel, energy and capacity	743	741	672
Cost of gas sold	1,128	937	888
Other operating expenses	422	419	402
Maintenance	204	201	156
Depreciation and amortization	281	268	274
Property and other taxes	103	98	97
	2,881	2,664	2,489
Nonregulated:
Cost of sales	1,214	1,063	523
Other	30	26	20
	1,244	1,089	543
Total operating expenses	4,125	3,753	3,032

Operating Income	590	514	421

Non-Operating Income
Interest and dividend income	5	10	10
Allowance for equity funds	25	41	37
Other income	5	11	63
Other expense	(9)	(3)	(8)
	26	59	102

Fixed Charges
Interest on long-term debt	154	122	93
Other interest expense	6	10	15
Preferred dividends of subsidiaries	1	1	1
Allowance for borrowed funds	(16)	(18)	(16)
	145	115	93

Income Before Income Taxes	471	458	430
Income Taxes	127	130	114

Net Income	$344	$328	$316
The accompanying notes are an integral part of these financial statements.

MHC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Years Ended December 31,
	2008	2007	2006

Net Income	$344	$328	$316

Other Comprehensive Income (Loss)
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) during period-
Before income taxes	(21)	-	32
Income tax (expense) benefit	9	-	(11)
	(12)	-	21
Less realized gains (losses) reflected in net income during period-
Before income taxes	(2)	-	32
Income tax (expense) benefit	1	-	(11)
	(1)	-	21

Net unrealized losses	(11)	-	-

Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) during period-
Before income taxes	(88)	20	(22)
Income tax (expense) benefit	35	(8)	9
	(53)	12	(13)
Less realized losses reflected in net income during period-
Before income taxes	(6)	(1)	(2)
Income tax benefit	3	-	1
	(3)	(1)	(1)

Net unrealized gains (losses)	(50)	13	(12)

Other comprehensive income (loss)	(61)	13	(12)

Comprehensive Income	$283	$341	$304

The accompanying notes are an integral part of these financial statements.

MHC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2008	2007	2006
Net Cash Flows From Operating Activities
Net income	$344	$328	$316
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	282	269	275
Deferred income taxes and investment tax credit, net	201	23	(3)
Amortization of other assets and liabilities	29	28	21
Gain on sale of securities, assets and other investments	-	-	(43)
Loss from impairment of available-for-sale securities	5	-	-
Impact of changes in working capital-
Receivables, net	(11)	(109)	105
Inventories	(24)	(20)	(28)
Derivative collateral, net	(38)	10	(38)
Accounts payable	(46)	99	(81)
Taxes accrued	(8)	(2)	(5)
Other current assets and liabilities	11	1	34
Other, net	(28)	(31)	(9)
Net cash flows from operating activities	717	596	544

Net Cash Flows From Investing Activities
Utility construction expenditures	(1,471)	(1,298)	(758)
Proceeds from sale of assets and other investments	-	-	17
Purchases of available-for-sale securities	(140)	(432)	(853)
Proceeds from sales of available-for-sale securities	140	395	878
Change in restricted cash and investments	(15)	-	-
Other, net	9	8	9
Net cash flows from investing activities	(1,477)	(1,327)	(707)

Net Cash Flows From Financing Activities
Proceeds from long-term debt	451	649	349
Retirement of long-term debt	(58)	(2)	(161)
Net change in amounts receivable from/payable to affiliates	(2)	4	(79)
Net change in short-term debt	371	86	-
Other, net	(4)	(3)	(8)
Net cash flows from financing activities	758	734	101

Net Change in Cash and Cash Equivalents	(2)	3	(62)
Cash and Cash Equivalents at Beginning of Year	12	9	71
Cash and Cash Equivalents at End of Year	$10	$12	$9

Supplemental Disclosure:
Interest paid, net of amounts capitalized	$138	$98	$60
Income taxes paid (received)	$(62)	$113	$125
Current year utility construction expenditures payable at end of year	$95	$85	$69

The accompanying notes are an integral part of these financial statements.

MHC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CAPITALIZATION
(In millions, except share amounts)

	As of December 31,
	2008		2007
Shareholder’s Equity
Common shares, no par; 1,000 shares authorized, 1,000 shares outstanding	$2,421		$2,421
Retained earnings	1,699		1,355
Accumulated other comprehensive income (loss), net:
Unrealized loss on available-for-sale securities	(11)		-
Unrealized gain (loss) on cash flow hedges	(49)		1
	4,060	58.4%	3,777	60.2%
MidAmerican Energy Preferred Securities
(100,000,000 shares authorized)
Cumulative shares outstanding; not subject to mandatory redemption:
$3.30 Series, 49,451 shares	5		5
$3.75 Series, 38,305 shares	4		4
$3.90 Series, 32,630 shares	3		3
$4.20 Series, 47,362 shares	5		5
$4.35 Series, 49,945 shares	5		5
$4.40 Series, 35,697 shares	3		3
$4.80 Series, 49,898 shares	5		5
	30	0.4%	30	0.5%
Long-Term Debt, Excluding Current Portion
MidAmerican Energy:
Tax-exempt obligations -
5.95% Series, due 2023 (general mortgage bond-secured)	-		29
Variable-rate series (2008- 1.14%, 2005- 3.51%) -
Due 2016	34		34
Due 2017	4		4
Due 2023 (general mortgage bond-secured)	-		28
Due 2023, issued in 1993	7		7
Due 2023, issued in 2008	57		-
Due 2024	35		35
Due 2025	13		13
Due 2038	45		-
Notes -
5.65% Series, due 2012	400		400
5.125% Series, due 2013	275		275
4.65% Series, due 2014	350		350
5.95% Series, due 2017	250		250
5.3% Series, due 2018	350		-
6.75% Series, due 2031	400		400
5.75% Series, due 2035	300		300
5.8% Series, due 2036	350		350
Obligations under capital leases	2		2
Unamortized debt premium and discount, net	(7)		(7)
Total	2,865	41.2%	2,470	39.3%
Total Capitalization	$6,955	100.0%	$6,277	100.0%

The accompanying notes are an integral part of these financial statements.

MHC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
(In millions)

	Years Ended December 31,
	2008	2007	2006

Beginning of Year	$1,355	$1,029	$713
Adoption of FASB Interpretation No. 48	-	(2)	-
Net Income	344	328	316

End of Year	$1,699	$1,355	$1,029

The accompanying notes are an integral part of these financial statements.

MHC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Company Organization

MHC Inc. (“MHC”) is an Iowa corporation with MidAmerican Funding, LLC (“MidAmerican Funding”) as its sole shareholder. MidAmerican Funding is an Iowa limited liability company with MidAmerican Energy Holdings Company (“MEHC”) as its sole member. MEHC is a consolidated subsidiary of Berkshire Hathaway Inc. (“Berkshire Hathaway”). MHC constitutes substantially all of MidAmerican Funding’s assets, liabilities and business activities except those related to MidAmerican Funding’s long-term debt securities. MHC’s principal subsidiary is MidAmerican Energy Company (“MidAmerican Energy”), a public utility with electric and natural gas operations. Direct wholly owned nonregulated subsidiaries of MHC are InterCoast Capital Company (“InterCoast Capital”), Midwest Capital Group, Inc., MEC Construction Services Co. and MidAmerican Services Company.

(2)	Summary of Significant Accounting Policies

In addition to the following significant accounting policies, refer to Note 2 of MidAmerican Energy’s Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for significant accounting policies of MHC.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of MHC and the subsidiaries in which it held a controlling financial interest as of the date of the financial statement. Intercompany accounts and transactions have been eliminated, other than those between rate-regulated operations. Certain amounts in the prior year Consolidated Financial Statements have been reclassified to conform to the current year presentation. Such reclassifications did not impact previously reported operating income, net income or retained earnings.

Goodwill

Goodwill represents the difference between the purchase cost and the fair value of the net assets acquired when MidAmerican Funding purchased MHC. Goodwill is allocated to each reporting unit and is tested at least annually for impairments using a variety of methods, principally discounted projected future net cash flows, with any impairments charged to earnings. MHC completed its annual review as of October 31, 2008. Key assumptions used in the testing include, but are not limited to, the use of estimated future cash flows, earnings before interest, taxes, depreciation and amortization multiples and an appropriate discount rate. In estimating cash flows, MHC incorporates current market information as well as historical factors. During 2008, 2007 and 2006, MHC did not record any goodwill impairments.

(3)	Jointly Owned Utility Facilities

Refer to Note 3 of MidAmerican Energy’s Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

(4)	Regulatory Matters

Refer to Note 4 of MidAmerican Energy’s Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

(5)	Fair Value Measurements

Refer to Note 5 of MidAmerican Energy’s Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

MidAmerican Energy’s long-term debt and current maturities of long-term debt are carried at cost in the Consolidated Financial Statements.  The fair value of MidAmerican Energy’s long-term debt has been estimated based on the quoted market prices, where available, or at the present value of future cash flows discounted at rates consistent with the comparable maturities with similar credit risks. The carrying amount of MidAmerican Energy’s variable-rate long-term debt approximates fair value because of the frequent repricing of these instruments at market rates. The following table presents the carrying amount and estimated fair value of MHC’s long-term debt, including the current portion, as of December 31 (in millions):

	2008	2007

Carrying amount	$2,865	$2,471
Estimated fair value	2,887	2,519

(6)	Investments and Nonregulated Property, Net

Investments and nonregulated property, net includes the following amounts as of December 31 (in millions):

	2008	2007

Nuclear decommissioning trusts	$230	$276
Rabbi trusts	133	141
Auction rate securities	16	40
MidAmerican Energy non-utility property, net of accumulated depreciation of $6 and $6, respectively	16	16
Coal transportation property, net of accumulated depreciation of $3 and $3, respectively	9	9
Equipment leases	4	5
Real estate, net of accumulated depreciation of $1 and $1, respectively	4	4
Other	3	3
Total	$415	$494

General

In addition to the following discussion, refer to Note 6 of MidAmerican Energy’s Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding the investments included in the table above.

Equipment leases as of December 31, 2008, which are accounted for as leveraged leases and held by InterCoast Capital, consist primarily of a 7% undivided interest in an electric generating station leased to a utility located in Arizona. That lease terminates in 2015 and had a pre-tax carrying value of $4 million as of December 31, 2008 and 2007. The investment is exposed to the credit risk of the lessee.

The investment in real estate includes primarily Dakota Dunes, a 1,920 acre planned residential and commercial development community located in the southeast corner of South Dakota. As of December 31, 2008, 64% of the development available for sale had been sold.

Investments in Debt and Equity Securities

MHC’s investments in debt and equity securities as of December 31, 2008 and 2007, consisted of the investments in the Quad Cities Station nuclear decommissioning trusts and auction rate securities. Refer to Note 6 of MidAmerican Energy’s Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information related to these investments. In addition to the proceeds and gross realized gains and losses on the disposal of MidAmerican Energy’s available-for-sale securities, MHC had proceeds of $1 million in 2008, and proceeds and a gross realized gain of $28 million in 2006 related to the sale of the common shares MHC held of an electronic energy and metal trading exchange.

(7)	Risk Management

Refer to Note 7 of MidAmerican Energy’s Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

(8)	Preferred Securities

Refer to Note 8 of MidAmerican Energy’s Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

(9)	Long-Term Debt

Refer to Note 9 of MidAmerican Energy’s Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

(10)	Short-Term Debt and Revolving Credit Facilities

Refer to Note 10 of MidAmerican Energy’s Notes to Consolidated Financial Statements in Item 8 of this Form 10-K. In addition to MidAmerican Energy’s credit facilities, MHC has a $4 million revolving credit facility, expiring in June 2009, under which zero was outstanding as of December 31, 2008 and 2007.

(11)	Asset Retirement Obligations

Refer to Note 11 of MidAmerican Energy’s Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

(12)	Employee Benefit Plans

Refer to Note 12 of MidAmerican Energy’s Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding MHC’s pension, supplemental retirement and postretirement benefit plans.

Pension and postretirement costs allocated by MHC to its parent and other affiliates in each of the years ended December 31, were as follows (in millions):

	2008	2007	2006

Pension costs	$10	$11	$11
Other postretirement costs	1	-	2

(13)	Income Taxes

MHC’s income tax expense consists of the following for the years ended December 31 (in millions):

	2008	2007	2006
Current:
Federal	$(91)	$87	$106
State	18	20	11
	(73)	107	117
Deferred:
Federal	209	33	10
State	(7)	(7)	(10)
	202	26	-

Investment tax credit	(2)	(3)	(3)
Total	$127	$130	$114

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income taxes for the years ended December 31:

	2008	2007	2006

Federal statutory income tax rate	35%	35%	35%
Amortization of investment tax credit	(1)	(1)	(1)
State income tax, net of federal income tax benefit	6	5	5
Renewable electricity production tax credits	(10)	(7)	(5)
Effects of ratemaking	(2)	(2)	(2)
Resolution of potential tax matter	(1)	-	(4)
Other	-	(2)	(2)
Effective federal and state income tax rate	27%	28%	26%

MHC’s net deferred income tax liability consists of the following as of December 31 (in millions):

	2008	2007

Deferred tax assets:
Regulatory liabilities	$294	$345
Employee benefits	128	48
Nuclear reserves and decommissioning	25	24
Unrealized losses, net	28	17
Fuel cost recoveries	13	8
Uncertain tax benefits	13	14
Asset retirement obligations	83	76
Other	50	42
	634	574

Deferred tax liabilities:
Depreciable property	(924)	(730)
Regulatory assets	(385)	(330)
Other	(9)	(12)
	(1,318)	(1,072)

Net deferred income tax liability	$(684)	$(498)

The net deferred income tax liability was reflected as follows on the Consolidated Balance Sheets as of December 31, (in millions).

	2008	2007

Current assets – other	$16	$11
Deferred income taxes	(700)	(509)
Net deferred income tax liability	$(684)	$(498)

MHC adopted FIN 48 effective January 1, 2007, and had $33 million of net unrecognized tax benefits. Of this amount, MHC recognized a net increase in the liability for unrecognized tax benefits of $16 million as a cumulative effect of adopting FIN 48, which was offset by reductions in beginning retained earnings of $2 million and deferred income tax liabilities of $13 million and an increase in regulatory assets of $1 million in the Consolidated Balance Sheet. The remaining $17 million had been previously accrued under Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” or SFAS No. 109, “Accounting for Income Taxes.”

As of December 31, 2008 and 2007, net unrecognized tax benefits totaled $41 million and $44 million, respectively, which included $22 million and $24 million, respectively, of unrecognized tax positions, if recognized, would have an impact on the effective tax rate. The remaining unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility. Recognition of these tax benefits, other than applicable interest and penalties, would not affect MHC’s effective tax rate.

(14)	Commitments and Contingencies

Refer to Note 14 of MidAmerican Energy’s Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

Other Commitments and Contingencies

MHC is a party in a variety of legal actions or claims arising out of the normal course of business. Plaintiffs occasionally seek punitive or exemplary damages. MHC does not believe that such normal and routine matters will have a material effect on its financial results.

(15)	Segment Information

MHC has identified three reportable operating segments: regulated electric, regulated gas and nonregulated energy. The regulated electric segment derives most of its revenue from regulated retail sales of electricity to residential, commercial, and industrial customers and from wholesale sales. The regulated gas segment derives most of its revenue from regulated retail sales of natural gas to residential, commercial, and industrial customers and also obtains significant revenues by transporting gas owned by others through its distribution system. Pricing for regulated electric and regulated gas sales are established separately by regulatory agencies; therefore, management also reviews each segment separately to make decisions regarding allocation of resources and in evaluating performance. Due to growth in revenue from nonregulated retail electric sales in 2007, a nonregulated energy business segment has been established. No change to previously reported amounts for the regulated electric and regulated gas segments resulted from the addition of the nonregulated energy segment. The nonregulated energy segment derives most of its revenue from nonregulated retail electric and gas activities. Common operating costs, interest income, interest expense and income tax expense are allocated to each segment based on certain factors, which primarily relate to the nature of the cost. “Other” in the tables below consists principally of the nonregulated subsidiaries of MHC not engaged in the energy business.

The following tables provide information on an operating segment basis (in millions):

	Years Ended December 31,
	2008	2007	2006
Segment Profit Information
Operating revenues:
Regulated electric	$2,030	$1,934	$1,779
Regulated gas	1,377	1,174	1,112
Nonregulated energy	1,293	1,150	557
Other	15	9	5
Total	$4,715	$4,267	$3,453

Depreciation and amortization expense:
Regulated electric	$248	$236	$243
Regulated gas	33	32	31
Nonregulated energy(1)	1	1	1
Total	$282	$269	$275

Operating income:
Regulated electric	$470	$398	$372
Regulated gas	66	53	36
Nonregulated energy	51	62	13
Other	3	1	-
Total	$590	$514	$421

Interest and dividend income:
Regulated electric	$4	$8	$7
Regulated gas	1	1	2
Other	1	3	3
Total	6	12	12
Eliminations	(1)	(2)	(2)
Consolidated	$5	$10	$10

Fixed charges:
Regulated electric	$124	$98	$77
Regulated gas	19	16	13
Other	3	4	5
Total	146	118	95
Eliminations	(1)	(3)	(2)
Consolidated	$145	$115	$93

Income taxes:
Regulated electric	$90	$91	$105
Regulated gas	21	16	10
Nonregulated energy	15	23	3
Other	1	-	(4)
Total	$127	$130	$114

Net Income:
Regulated electric	$285	$263	$238
Regulated gas	27	25	18
Nonregulated energy	30	37	9
Other	2	3	51
Total	$344	$328	$316

	As of December 31,
	2008	2007	2006
Segment Asset Information
Capital expenditures:
Regulated electric	$1,411	$1,159	$770
Regulated gas	82	61	49
Nonregulated energy	1	1	-
Other	1	1	1
Total	$1,495	$1,222	$820

Total assets:
Regulated electric	$8,488	$7,301	$6,676
Regulated gas	1,051	1,017	1,002
Nonregulated energy	251	203	102
Other	283	266	229
Total	$10,073	$8,787	$8,009

(1)	Depreciation and amortization expense related to nonregulated energy operations is included in nonregulated operating expense – other on the Consolidated Statements of Operations.

Goodwill resulting from past business combinations is not amortized. Periodically, such balances are evaluated for possible impairment. Based on MHC’s annual goodwill impairment tests completed as of October 31, 2008, no impairment was indicated for goodwill.

Goodwill by reportable segment as of December 31, 2008 and 2007 was as follows (in millions):

Regulated electric	$1,191
Regulated gas	79
Total	$1,270

(16)	Related Party Transactions

The companies identified as affiliates of MHC are Berkshire Hathaway and its subsidiaries, including MEHC and its subsidiaries. The basis for the following transactions is provided for in service agreements between MHC and the affiliates.

MHC is reimbursed for charges incurred on behalf of its affiliates. The majority of these reimbursed expenses are for allocated employee wages and benefits, insurance, building rent, computer costs, administrative services, travel expenses, and general and administrative expenses: including treasury, legal and accounting functions. The amount of such reimbursements was $53 million, $56 million and $62 million for 2008, 2007 and 2006, respectively.

MHC reimbursed MEHC in the amount of $17 million, $12 million and $9 million in 2008, 2007 and 2006, respectively, for its share of corporate expenses.

Northern Natural Gas Company (“NNG”), a wholly owned subsidiary of MEHC, is one of MidAmerican Energy’s suppliers of natural gas transportation and storage capacity. MidAmerican Energy’s net purchases of natural gas transportation and storage capacity from NNG totaled $52 million, $51 million and $52 million in 2008, 2007 and 2006, respectively.

MHC has a $200 million revolving credit arrangement carrying interest at the 30-day LIBOR rate plus a spread to borrow from MEHC. Outstanding balances are unsecured and due on demand. The outstanding balance was $59 million at an interest rate of 2.161% as of December 31, 2008, and $33 million at an interest rate of 5.496% as of December 31, 2007, and is reflected as note payable to affiliate on the Consolidated Balance Sheet.

MEHC has a $100 million revolving credit arrangement carrying interest at the 30-day LIBOR rate plus a spread to borrow from MHC. Outstanding balances are unsecured and due on demand. There were no borrowings outstanding throughout 2008 and 2007.

MHC settles all obligations of MidAmerican Funding including primarily interest costs on MidAmerican Funding’s long-term debt. Net amounts paid by MHC on behalf of MidAmerican Funding totaled $27 million, $26 million and $29 million for 2008, 2007 and 2006, respectively.

MHC had accounts receivable from affiliates of $273 million and $253 million as of December 31, 2008 and 2007, respectively, that are reflected in receivables and receivable from affiliate on the Consolidated Balance Sheets. MHC also had accounts payable to affiliates of $9 million and $15 million as of December 31, 2008 and 2007, respectively, that are included in accounts payable on the Consolidated Balance Sheets.

In 2006, MHC received dividends totaling $50 million from MidAmerican Energy.

MHC recognizes the full amount of the funded status for its pension and postretirement plans, and amounts attributable to MHC’s affiliates that have not previously been recognized through income are recognized as an intercompany balance with such affiliates. MHC adjusts these balances when changes to the funded status of the respective plans are recognized and does not intend to settle the balances currently. Amounts receivable from affiliates attributable to the funded status of employee benefit plans totaled $20 million and $12 million as of December 31, 2008 and 2007, respectively, and similar amounts payable to affiliates totaled $5 million and $19 million, as of December 31, 2008 and 2007, respectively. See Note 12 for further information pertaining to pension and postretirement accounting.

(17)	Non-Operating Other Income and Expense

Non-operating income - other income, as shown on the Consolidated Statements of Operations, includes the following for the years ended December 31 (in millions):

	2008	2007	2006

Marketable securities gains	$-	$-	$32
Gains on sales of assets and other investments	-	-	15
Corporate-owned life insurance income	-	7	7
Income from energy projects and venture capital investments	1	-	5
Other	4	4	4
Total	$5	$11	$63

Marketable securities gains includes gains of $28 million in 2006 from the sale of the common shares MHC held of an electronic energy and metals trading exchange. Additionally, 2006 includes $4 million for a gain recognized when MHC donated its remaining shares in that company to a charitable foundation. An offsetting other expense was also recognized for the donation.

Gains on the sales of assets and other investments, net in 2006 includes an $8 million gain on the sale of MHC’s non-controlling interest in a nonregulated gas-fired cogeneration plant and a $7 million gain on the sale of a commercial passenger aircraft.

Income from energy projects and venture capital investments for 2006 is due to changes in a financing arrangement related to a nonstrategic investment in a hydroelectric generating plant.

Non-operating income - other expense, as shown on the Consolidated Statements of Operations, consists primarily of costs not recoverable from MidAmerican Energy’s regulated utility customers. Additionally, in 2008, MidAmerican Energy recorded a $5 million loss related to its investment in auction rate securities. Refer to Note 6 for further discussion of MidAmerican Energy’s investment in auction rate securities.

Item 15(a)(2)	Financial Statement Schedules

SCHEDULE I

MIDAMERICAN FUNDING, LLC
PARENT COMPANY ONLY
CONDENSED BALANCE SHEETS
(In millions)

	As of December 31,
	2008	2007
ASSETS
Current Assets
Receivables from affiliates	$6	$13

Investments in and Advances to Subsidiaries	4,060	3,777

Total Assets	$4,066	$3,790

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities
Interest accrued and other current liabilities	$17	$16
Current portion of long-term debt	175	-

Payable to Affiliate	267	248
Long-Term Debt	525	700
Other	1	1

Total liabilities	985	965

Member’s Equity
Paid-in capital	1,670	1,670
Retained earnings	1,471	1,154
Accumulated other comprehensive income (loss), net	(60)	1
Total member’s equity	3,081	2,825

Total Liabilities and Member’s Equity	$4,066	$3,790

The notes to MidAmerican Funding, LLC’s consolidated financial statements are an integral part of this financial statement schedule.

SCHEDULE I

MIDAMERICAN FUNDING, LLC
PARENT COMPANY ONLY
CONDENSED STATEMENTS OF OPERATIONS
(In millions)

	Years Ended December 31,
	2008	2007	2006

Equity in Undistributed Earnings of Subsidiaries	$344	$328	$316
Interest on Long-Term Debt	47	47	47
Income Before Income Taxes	297	281	269
Income Tax Benefit	(20)	(19)	(19)
Net Income	$317	$300	$288

The notes to MidAmerican Funding, LLC’s consolidated financial statements are an integral part of this financial statement schedule.

MIDAMERICAN FUNDING, LLC
PARENT COMPANY ONLY
CONDENSED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2008	2007	2006

Cash Flows From Operating Activities	$(27)	$(26)	$(29)

Cash Flows From Investing Activities	-	-	-

Cash Flows From Financing Activities	27	26	29

Net Change in Cash and Cash Equivalents	-	-	-
Cash and Cash Equivalents at Beginning of Year	-	-	-
Cash and Cash Equivalents at End of Year	$-	$-	$-

The notes to MidAmerican Funding, LLC’s consolidated financial statements are an integral part of this financial statement schedule.

SCHEDULE I

MIDAMERICAN FUNDING, LLC
PARENT COMPANY ONLY
NOTES TO CONDENSED FINANCIAL STATEMENTS

Incorporated by reference are MidAmerican Funding, LLC and Subsidiaries Consolidated Statements of Capitalization as of December 31, 2008 and 2007, and the related Consolidated Statements of Retained Earnings for the three years ended December 31, 2008, in Part II, Item 8.

Basis of Presentation - The condensed financial information of MidAmerican Funding, LLC (“MidAmerican Funding”) investments in subsidiaries are presented under the equity method of accounting. Under this method, the assets and liabilities of subsidiaries are not consolidated. The investments in and advances to subsidiaries are recorded in the Condensed Balance Sheets. The income from operations of the subsidiaries is reported on a net basis as equity in undistributed earnings of subsidiary companies in the Condensed Statements of Operations.

Payable to Affiliate - MHC, Inc. settles all obligations of MidAmerican Funding including primarily interest costs on MidAmerican Funding’s long-term debt. Net amounts paid by MHC on behalf of MidAmerican Funding totaled $27 million, $26 million and $29 million for 2008, 2007 and 2006, respectively.

See the notes to the consolidated MidAmerican Funding financial statements in Part II, Item 8 for other disclosures.

SCHEDULE II

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2008
(In millions)

	Column B	Column C	Column D	Column E
Column A Description	Balance at Beginning of Year	Additions Charged to Income	Deductions	Balance at End of Year

Reserves Deducted From Assets To Which They Apply:

Reserve for uncollectible accounts receivable:

Year ended 2008	$9	$12	$(13)	$8

Year ended 2007	$10	$10	$(11)	$9

Year ended 2006	$11	$9	$(10)	$10

Reserves Not Deducted From Assets (1):

Year ended 2008	$12	$2	$(5)	$9

Year ended 2007	$11	$4	$(3)	$12

Year ended 2006	$11	$3	$(3)	$11

(1)	Reserves not deducted from assets include estimated liabilities for losses retained by MidAmerican Energy for workers compensation, public liability and property damage claims.

SCHEDULE II

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2008
(In millions)

	Column B	Column C	Column D	Column E
Column A Description	Balance at Beginning of Year	Additions Charged to Income	Deductions	Balance at End of Year

Reserves Deducted From Assets To Which They Apply:

Reserve for uncollectible accounts receivable:

Year ended 2008	$9	$12	$(13)	$8

Year ended 2007	$10	$10	$(11)	$9

Year ended 2006	$11	$9	$(10)	$10

Reserves Not Deducted From Assets (1):

Year ended 2008	$12	$2	$(5)	$9

Year ended 2007	$12	$3	$(3)	$12

Year ended 2006	$12	$3	$(3)	$12

(1)	Reserves not deducted from assets include primarily estimated liabilities for losses retained by MidAmerican Fudning for workers compensation, public liability and property damage claims.

SIGNATURES

MIDAMERICAN ENERGY

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDAMERICAN ENERGY COMPANY
Registrant

Date: February 27, 2009	/s/ William J. Fehrman
William J. Fehrman
President
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signatures	Title	Date

/s/ William J. Fehrman	President and Director	February 27, 2009
William J. Fehrman	(principal executive officer)

/s/ Thomas B. Specketer	Vice President and Controller	February 27, 2009
Thomas B. Specketer	(principal financial and accounting officer)

/s/ Brian K. Hankel	Vice President and Director	February 27, 2009
Brian K. Hankel

/s/ Steven R. Weiss	Senior Vice President and Director	February 27, 2009
Steven R. Weiss

MIDAMERICAN FUNDING, LLC

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDAMERICAN FUNDING, LLC
Registrant

Date: February 27, 2009	/s/ Gregory E. Abel
Gregory E. Abel
President
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signatures	Title	Date

/s/ Gregory E. Abel	President	February 27, 2009
Gregory E. Abel	(principal executive officer)

/s/ Thomas B. Specketer	Vice President and Controller	February 27, 2009
Thomas B. Specketer	(principal financial and accounting officer)

/s/ Patrick J. Goodman	Manager	February 27, 2009
Patrick J. Goodman

/s/ Ronald W. Roskens	Manager	February 27, 2009
Ronald W. Roskens

/s/ Douglas L. Anderson	Manager	February 27, 2009
Douglas L. Anderson

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

4.2
First Supplemental Indenture, dated as of February 8, 2002, by and between MidAmerican Energy Company and The Bank of New York, as Trustee. (Filed as Exhibit 4.3 to MidAmerican Energy’s Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 333-15387.)

4.3
Second Supplemental Indenture, dated as of January 14, 2003, by and between MidAmerican Energy Company and The Bank of New York, as Trustee. (Filed as Exhibit 4.2 to MidAmerican Energy’s Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 333-15387.)

4.4
Third Supplemental Indenture, dated as of October 1, 2004, by and between MidAmerican Energy Company and The Bank of New York, as Trustee. (Filed as Exhibit 4.1 to MidAmerican Energy’s Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 333-15387.)

4.5
Fourth Supplemental Indenture, dated November 1, 2005, by and between MidAmerican Energy Company and the Bank of New York Trust Company, NA, as Trustee. (Filed as Exhibit 4.1 to MidAmerican Energy’s Annual Report on Form 10-K for the year ended December 31, 2005, Commission File No. 333-15387.)

4.6
Indenture, dated as of October 1, 2006 - Senior Debt Securities between MidAmerican Energy Company and The Bank of New York Trust Company, N.A., as Trustee (Filed as Exhibit 4.1 to MidAmerican Energy’s Quarterly Report on Form 10-Q dated September 30, 2006, Commission File No. 333-15387.)

4.7
First Supplemental Indenture, dated as of October 6, 2006 - 5.800% Notes due 2036 between MidAmerican Energy Company and The Bank of New York Trust Company, N.A., as Trustee (Filed as Exhibit 4.2 to MidAmerican Energy’s Quarterly Report on Form 10-Q dated September 30, 2006, Commission File No. 333-15387.)

4.8
Second Supplemental Indenture, dated as of June 29, 2007 - 5.65% Notes due 2012 and 5.95% Notes due 2017, between MidAmerican Energy Company and The Bank of New York Trust Company, N.A., as Trustee (Filed as Exhibit 4.1 to MidAmerican Energy’s Current Report on Form 8-K dated June 29, 2007, Commission File No. 1-11505.)

4.9
Third Supplemental Indenture, dated as of March 25, 2008 - 5.30% Notes due 2018, between MidAmerican Energy Company and The Bank of New York Trust Company, N.A., as Trustee (Filed as Exhibit 4.1 to MidAmerican Energy’s Current Report on Form 8-K dated March 25, 2008, Commission File No. 1-11505.)

10.1
Iowa Utilities Board Order Approving Settlement With Modifications, issued December 21, 2001, in regards to MidAmerican Energy Company (Filed as Exhibit 10.7 to MidAmerican Energy’s Annual Report on Form 10-K dated December 31, 2001, Commission File No. 1-11505.)

10.2
Stipulation and Agreement in Regard to MidAmerican Energy Company Ratemaking Principles for Wind Energy Investment, approved by the Iowa Utilities Board on October 17, 2003 (Filed as Exhibit 10 to MidAmerican Funding’s and MidAmerican Energy’s joint Form 10-Q for the quarter ended September 30, 2003; Commission File Nos. 333-90553 and 1-11505, respectively.)

10.3
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

10.4
Stipulation and Agreement Dated December 20, 2004, in Regard to MidAmerican Energy Company Ratemaking Principles for the 2005 Wind Expansion Project, approved by the Iowa Utilities Board on January 31, 2005. (Filed as Exhibit 10.2 to MidAmerican Energy’s Quarterly Report on Form 10-Q dated June 30, 2006, Commission File No. 333-15387.)

10.5
Stipulation and Agreement Dated December 14, 2005, in Regard to MidAmerican Energy Company Ratemaking Principles for the 2006-2007 Wind Expansion Project, approved by the Iowa Utilities Board on April 18, 2006. (Filed as Exhibit 10.3 to MidAmerican Energy’s Quarterly Report on Form 10-Q dated June 30, 2006, Commission File No. 333-15387.)

10.6
Stipulation and Agreement Dated March 23, 2007, in Regard to MidAmerican Energy Company Ratemaking Principles for “Wind IV Iowa Projects”, approved by the Iowa Utilities Board on July 27, 2007. (Filed as Exhibit 10.1 to MidAmerican Funding’s and MidAmerican Energy’s joint Quarterly Report on Form 10-Q dated June 30, 2007, Commission File Nos. 333-90553 and 333-15387, respectively.)

Note:
Pursuant to (b) (4) (iii) (A) of Item 601 of Regulation S-K, MidAmerican Energy has not filed as an exhibit to this Form 10-K certain instruments with respect to long-term debt not registered in which the total amount of securities authorized there under does not exceed 10% of total assets of MidAmerican Energy, but hereby agrees to furnish to the Commission on request any such instruments.