Form 10-Q
period 2009-03-31
MIDAMERICAN ENERGY CO; MIDAMERICAN FUNDING LLC
filed 2009-05-08
CIK 928576, 1098296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

MidAmerican Funding, LLC	Yes ☐ No ☐	MidAmerican Energy Company	Yes ☐ No ☐

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
Yes  ☐                      No  ☒

All of the member’s equity of MidAmerican Funding, LLC was held by its parent company, MidAmerican Energy Holdings Company as of April 30, 2009.

All common stock of MidAmerican Energy Company is held by its parent company, MHC Inc., which is a direct, wholly owned subsidiary of MidAmerican Funding, LLC. As of April 30, 2009, 70,980,203 shares of MidAmerican Energy Company common stock, without par value, were outstanding.

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
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Energy Company and subsidiary (the “Company”) as of March 31, 2009, and the related consolidated statements of operations and cash flows for the three-month periods ended March 31, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and consolidated statement of capitalization (not presented herein) of MidAmerican Energy Company and subsidiary as of December 31, 2008, and the related consolidated statements of operations, comprehensive income, cash flows, and retained earnings for the year then ended prior to retrospective adjustment for the adoption of FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (not presented herein); and in our report dated February 27, 2009, we expressed an unqualified opinion on those consolidated financial statements. We also audited the adjustments described in Note 2 that were applied to retrospectively adjust the December 31, 2008 consolidated balance sheet of MidAmerican Energy Company and subsidiary (not presented herein). In our opinion, such adjustments are appropriate and have been properly applied to the previously issued consolidated balance sheet in deriving the accompanying retrospectively adjusted consolidated balance sheet as of December 31, 2008.

/s/ Deloitte & Touche LLP

Des Moines, Iowa
May 8, 2009

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In millions)

	As of
	March 31, 2009	December 31, 2008
ASSETS
Utility Plant, Net
Electric	$9,024	$8,952
Gas	1,166	1,155
	10,190	10,107
Accumulated depreciation and amortization	(3,500)	(3,426)
	6,690	6,681
Construction work in progress	236	233
	6,926	6,914
Current Assets
Cash and cash equivalents	7	9
Restricted cash and short-term investments	12	15
Receivables, net	399	464
Inventories	130	158
Other	156	114
	704	760
Other Assets
Investments and nonregulated property, net	387	400
Regulatory assets	322	368
Other	76	78
	785	846
Total Assets	$8,415	$8,520

CAPITALIZATION AND LIABILITIES
Capitalization
MidAmerican Energy common shareholder’s equity	$2,636	$2,569
Preferred securities	30	30
Noncontrolling interests	1	1
Long-term debt, excluding current portion	2,865	2,865
	5,532	5,465
Current Liabilities
Short-term debt	323	457
Accounts payable	292	353
Taxes accrued	82	103
Interest accrued	28	44
Other	93	100
	818	1,057
Other Liabilities
Deferred income taxes	763	713
Investment tax credits	35	36
Asset retirement obligations	206	200
Regulatory liabilities	676	659
Other	385	390
	2,065	1,998
Total Capitalization and Liabilities	$8,415	$8,520

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In millions)

	Three Months Ended March 31,
	2009	2008
Operating Revenues
Regulated electric	$444	$483
Regulated gas	388	571
Nonregulated	304	318
	1,136	1,372
Operating Expenses
Regulated:
Cost of fuel, energy and capacity	136	176
Cost of gas sold	301	480
Other operating expenses	106	104
Maintenance	40	37
Depreciation and amortization	82	72
Property and other taxes	29	25
	694	894
Nonregulated:
Cost of sales	279	299
Other	6	4
	285	303
Total operating expenses	979	1,197

Operating Income	157	175

Non-Operating Income
Interest and dividend income	-	1
Allowance for equity funds	-	4
Other, net	-	(1)
	-	4
Fixed Charges
Interest on long-term debt	39	35
Other interest expense	2	1
Allowance for borrowed funds	(1)	(3)
	40	33

Income Before Income Tax Expense	117	146
Income Tax Expense	18	39

Net Income	99	107
Preferred Dividends	-	-

Earnings on Common Stock	$99	$107

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Three Months Ended March 31,
	2009	2008

Cash Flows From Operating Activities
Net income	$99	$107
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	82	72
Provision for deferred income taxes, net	71	48
Amortization of other assets and liabilities	8	7
Other, net	15	(8)
Impact of changes in working capital:
Receivables, net	63	(140)
Inventories	27	82
Derivative collateral, net	(31)	(2)
Accounts payable	(28)	41
Taxes accrued	(41)	(17)
Other current assets and liabilities	(15)	-
Net cash flows from operating activities	250	190

Cash Flows From Investing Activities
Utility construction expenditures	(121)	(204)
Purchases of available-for-sale securities	(110)	(29)
Proceeds from sales of available-for-sale securities	99	26
Net change in restricted cash and investments	4	-
Other, net	10	2
Net cash flows from investing activities	(118)	(205)

Cash Flows From Financing Activities
Proceeds from long-term debt	-	349
Net change in short-term debt	(134)	(86)
Other, net	-	2
Net cash flows from financing activities	(134)	265

Net Change in Cash and Cash Equivalents	(2)	250
Cash and Cash Equivalents at Beginning of Period	9	11
Cash and Cash Equivalents at End of Period	$7	$261

The accompanying notes are an integral part of these consolidated financial statements.

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the United States Securities and Exchange Commission’s rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the Consolidated Financial Statements as of March 31, 2009, and for the three months ended March 31, 2009 and 2008. Certain amounts in the prior period Consolidated Financial Statements have been reclassified to conform to the current period presentation. Such reclassifications did not impact previously reported operating income, net income or retained earnings. The results of operations for the three months ended March 31, 2009, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in MidAmerican Energy’s Annual Report on Form 10-K for the year ended December 31, 2008, describes the most significant accounting estimates and policies used in the preparation of the Consolidated Financial Statements. There have been no significant changes in MidAmerican Energy’s assumptions regarding significant accounting policies during the first three months of 2009.

(2)	New Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (the “FASB”) issued Staff Position (“FSP”) No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”). FSP FAS 107-1 requires publicly traded companies to include the annual fair value disclosures required for all financial instruments within the scope of Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures about Fair Value of Financial Instruments,” in interim financial statements. FSP FAS 107-1 is effective for financial statements issued after June 15, 2009, with early application permitted. MidAmerican Energy will include the disclosures required by FSP FAS 107-1 within Notes to Consolidated Financial Statements in its June 30, 2009 interim financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2”). FSP FAS 115-2 amends current other-than-temporary impairment guidance for debt securities to require a new other-than-temporary impairment model that would shift the focus from an entity’s intent to hold the debt security until recovery to its intent to sell the debt security. The existing other-than-temporary impairment models for equity securities will continue to apply. In addition, FSP FAS 115-2 addresses whether an other-than-temporary impairment should be recognized in earnings, other comprehensive income or some combination thereof. FSP FAS 115-2 also expands the already required annual disclosures about other-than-temporary impairment for debt and equity securities and requires companies to include these expanded disclosures in interim financial statements. FSP FAS 115-2 is effective for financial statements issued after June 15, 2009, with early application permitted. MidAmerican Energy is currently evaluating the impact of adopting FSP FAS 115-2 on its consolidated financial results and disclosures included within Notes to Consolidated Financial Statements.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 clarifies the application of SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”) in determining when a market is not active and if a transaction is not orderly. In addition, FSP FAS 157-4 amends SFAS No. 157 to require disclosures in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. FSP FAS 157-4 also amends SFAS No. 157 to define “major categories” to be consistent with those described in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” FSP FAS 157-4 is effective for financial statements issued after June 15, 2009, with early application permitted. MidAmerican Energy is currently evaluating the impact of adopting FSP FAS 157-4 on its consolidated financial results and disclosures included within Notes to Consolidated Financial Statements.

In December 2008, the FASB issued FSP No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 is intended to improve financial reporting about plan assets of defined benefit pension and other postretirement plans by requiring enhanced disclosures to enable investors to better understand how investment allocation decisions are made and the major categories of plan assets. FSP FAS 132(R)-1 also requires disclosure of the inputs and valuation techniques used to measure fair value and the effect of fair value measurements using significant unobservable inputs on changes in plan assets. In addition, FSP FAS 132(R)-1 establishes disclosure requirements for significant concentrations of risk within plan assets. FSP FAS 132(R)-1 is effective for financial statements issued after December 15, 2009, with early application permitted. MidAmerican Energy is currently evaluating the impact of adopting FSP FAS 132(R)-1 on its disclosures included within Notes to Consolidated Financial Statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how and why an entity uses derivative instruments and their effects on an entity’s financial results. MidAmerican Energy adopted the disclosures required by SFAS No. 161 on January 1, 2009, and included the required disclosures within Notes to Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. MidAmerican Energy adopted SFAS No. 160 on January 1, 2009. The implementation of SFAS No. 160 did not have a material impact on MidAmerican Energy’s consolidated financial statements.

(3)	Fair Value Measurements

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

The following table presents MidAmerican Energy’s assets and liabilities recognized in the Consolidated Balance Sheet and measured at fair value on a recurring basis as of March 31, 2009 (in millions):

	Input Levels for Fair Value Measurements
Description	Level 1	Level 2	Level 3	Other(1)	Total

Assets(2) :
Investments in available-for-sale securities	$166	$49	$16	$-	$231
Commodity derivatives	2	63	56	(52)	69
	$168	$112	$72	$(52)	$300

Liabilities:
Commodity derivatives	$(16)	$(156)	$(5)	$93	$(84)

(1)	Primarily represents cash collateral requirements of $41 million and netting under master netting arrangements.

(2)	Does not include investments in either pension or other postretirement plan assets.

The following table presents MidAmerican Energy’s assets and liabilities recognized in the Consolidated Balance Sheet and measured at fair value on a recurring basis as of December 31, 2008 (in millions):

	Input Levels for Fair Value Measurements
Description	Level 1	Level 2	Level 3	Other(1)	Total

Assets(2):
Investments in available-for-sale securities	$148	$75	$16	$-	$239
Commodity derivatives	2	55	48	(48)	57
	$150	$130	$64	$(48)	$296

Liabilities:
Commodity derivatives	$(55)	$(120)	$(8)	$95	$(88)

(1)	Primarily represents cash collateral requirements of $47 million and netting under master netting arrangements.

(2)	Does not include investments in either pension or other postretirement plan assets.

MidAmerican Energy’s investments in debt and equity securities are classified as available-for-sale and are stated at fair value. When available, the quoted market price or net asset value of an identical security in the principal market is used to record the fair value. In the absence of a quoted market price in a readily observable market, the fair value is determined using pricing models based on observable market inputs and quoted market prices of securities with similar characteristics. The fair value of MidAmerican Energy’s investments in auction rate securities, where there is no current liquid market, is determined using pricing models based on available observable market data and MidAmerican Energy’s judgment about the assumptions, including liquidity and nonperformance risks, which market participants would use when pricing the asset. All of MidAmerican Energy’s available-for-sale securities in Levels 1 and 2 above are held in nuclear decommissioning trusts for the Quad Cities Station.

The fair value of commodity derivatives is determined using unadjusted quoted prices for identical instruments on the applicable exchange in which MidAmerican Energy transacts. When quoted prices for identical instruments are not available, MidAmerican Energy uses forward price curves derived from market price quotations, when available, or internally developed and commercial models, with internal and external fundamental data inputs. Market price quotations are obtained from independent energy brokers, exchanges, direct communication with market participants and actual transactions executed by MidAmerican Energy. Market price quotations for certain major electricity and natural gas trading hubs are generally readily obtainable for the applicable term of MidAmerican Energy’s outstanding commodity derivative instruments, and therefore, MidAmerican Energy’s forward price curves for those locations and periods reflect observable market quotes. Market price quotations for other electricity and natural gas trading hubs are not as readily obtainable or the instrument is not actively traded. Given that limited market data exists for these instruments, MidAmerican Energy uses forward price curves derived from internal models based on perceived pricing relationships to major trading hubs that are based on significant unobservable inputs. Refer to Note 4 for further discussion regarding MidAmerican Energy’s risk management and hedging activities.

The following table reconciles the beginning and ending balances of MidAmerican Energy’s assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs for the three months ended March 31 (in millions):

	2009		2008
	Investments in		Investments in
	Available-For-	Commodity	Available-For-	Commodity
	Sale Securities	Derivatives	Sale Securities	Derivatives

Beginning balance	$16	$40	$40	$-
Changes included in earnings(1)	-	18	-	(12)
Unrealized gains (losses) included in other comprehensive income	-	-	(4)	1
Unrealized gains included in regulatory assets and liabilities	-	15	-	(4)
Settlements	-	(22)	-	2
Ending balance	$16	$51	$36	$(13)

(1)
Changes included in earnings are reported as nonregulated revenues in the Consolidated Statements of Operations. Net unrealized gains (losses) included in earnings for the three months ended March 31, 2009 and 2008, related to commodity derivatives held at March 31, 2009 and 2008, totaled $14 million and $(12) million, respectively.

(4)	Risk Management and Hedging Activities

MidAmerican Energy is exposed to the impact of market fluctuations in commodity prices and interest rates. Exposures to commodity prices include variations in the price of wholesale electricity that is purchased and sold, fuel costs to generate electricity and natural gas supply for customers. Electricity and natural gas prices are subject to wide price swings as demand responds to, among many other items, changing weather, limited storage, transmission and transportation constraints, and lack of alternative supplies from other areas. Interest rate risk exists on variable-rate debt, commercial paper and future debt issuances. MidAmerican Energy does not engage in a material amount of proprietary trading activities.

MidAmerican Energy employs established policies and procedures to manage its risks associated with these market fluctuations through the use of various commodity and financial derivative instruments, including those that settle both physically and financially. The risk management process is designed to identify, assess, monitor, report, manage and mitigate each of the various types of risk involved in its business. To mitigate a portion of its commodity risk, MidAmerican Energy uses commodity derivative instruments, including forward contracts, futures, options, fixed price and basis swaps and other agreements, to effectively secure future supply or sell future production at fixed prices. To manage its interest rate risk on existing or future debt, MidAmerican Energy may from time to time enter into interest rate derivatives.

There have been no significant changes in MidAmerican Energy’s significant accounting policies related to derivatives. Refer to Notes 2 and 5 of Notes to Consolidated Financial Statements for additional information on derivative instruments.

The following table summarizes the fair value of MidAmerican Energy’s derivative contracts, on a gross basis, and reconciles those amounts to the amounts presented on a net basis on the Consolidated Balance Sheet as of March 31, 2009 (in millions):

	Balance Sheet Locations
	Current	Other	Current	Other
	Assets	Assets	Liabilities	Liabilities
	- Other	- Other	- Other	- Other	Total

Not Designated as Hedging Contracts(1)(2):
Commodity assets	$99	$17	$5	$-	$121
Commodity liabilities	(17)	-	(18)	(8)	(43)
Total	82	17	(13)	(8)	78

Designated as Cash Flow Hedging Contracts(1):
Commodity assets	-	-	-	-	-
Commodity liabilities	(1)	-	(75)	(58)	(134)
Total	(1)	-	(75)	(58)	(134)

Total derivatives(3)	81	17	(88)	(66)	(56)
Cash collateral receivable (payable)	(29)	-	50	20	41
Total derivatives - net basis	$52	$17	$(38)	$(46)	$(15)

(1)	Derivative instruments within these categories are subject to master netting arrangements and are presented on a net basis in the Consolidated Balance Sheet.

(2)
The majority of MidAmerican Energy’s net commodity derivatives not designated as hedging contracts are recoverable from customers in regulated rates and as of March 31, 2009, a net regulatory liability of $70 million was recorded related to the net derivative assets of $78 million.

(3)
The net notional amounts of outstanding commodity derivative contract volumes with fixed price terms that compose the mark-to-market values included above are 3.9 million megawatt hours of electricity purchases, 9.2 million decatherms of natural gas purchases and 6.5 million gallons of fuel purchases.

Not Designated As Hedging Contracts

For MidAmerican Energy’s regulated electric and regulated gas commodity derivatives, the settled cost is generally recovered from customers in regulated rates. Accordingly, the net unrealized gains and losses associated with interim price movements on contracts that are accounted for as derivatives and probable of recovery in rates are recorded as net regulatory assets or regulatory liabilities. For those contracts that are not included in regulated rates, unrealized gains and losses are recognized on the Consolidated Statements of Operations as operating revenue for sales contracts and as costs of sales for purchase contracts and financial swap energy contracts.

The following table summarizes the pre-tax gains and losses on commodity derivative contracts recognized in net regulatory assets and regulatory liabilities, as well as amounts reclassified to earnings during the three months ended March 31, 2009 (in millions):

Net Regulatory Assets (Liabilities)

Beginning balance	$4
Gains on derivatives recognized in net regulatory assets and liabilities	(28)
Gains on derivatives reclassified to operating revenues	13
Gains on derivatives reclassified to cost of fuel, energy and capacity	4
Losses on derivatives reclassified to cost of gas sold	(63)
Ending balance	$(70)

The following table summarizes the pre-tax gains and losses included within the Consolidated Statement of Operations associated with MidAmerican Energy’s derivative contracts, which, other than a weather derivative that is recognized in regulated cost of gas sold, are not recoverable from customers in regulated rates for the three months ended March 31, 2009 (in millions):

Gains (Losses)

Nonregulated operating revenues	$18
Regulated cost of gas sold	1
Nonregulated cost of sales	(15)
Total	$4

Designated as Cash Flow Hedging Contracts

MidAmerican Energy uses derivative contracts accounted for as cash flow hedges to hedge electricity and natural gas commodity prices for physical delivery to nonregulated customers.

The following table summarizes the pre-tax gains and losses on derivative contracts designated and qualifying as cash flow hedges recognized in other comprehensive income (“OCI”), as well as amounts reclassified to earnings during the three months ended March 31, 2009 (in millions):

Accumulated Other Comprehensive Loss

Beginning balance	$80
Losses on derivatives recognized in OCI	76
Losses on derivatives reclassified to nonregulated cost of sales	(22)
Ending balance	$134

Realized gains and losses on all hedges and hedge ineffectiveness are recognized in income as nonregulated operating revenues or nonregulated cost of sales depending upon the nature of the item being hedged. For the three months ended March 31, 2009 and 2008, hedge ineffectiveness was insignificant.

Credit Risk

MidAmerican Energy extends unsecured credit to other utilities, energy marketers, financial institutions and other market participants in conjunction with wholesale energy supply and marketing activities. Credit risk relates to the risk of loss that might occur as a result of nonperformance by counterparties of their contractual obligations to make or take delivery of electricity, natural gas or other commodities and to make financial settlements of these obligations. Credit risk may be concentrated to the extent that one or more groups of counterparties have similar economic, industry or other characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in market or other conditions. In addition, credit risk includes not only the risk that a counterparty may default due to circumstances relating directly to it, but also the risk that a counterparty may default due to circumstances involving other market participants that have a direct or indirect relationship with such counterparty.

MidAmerican Energy analyzes the financial condition of each significant wholesale counterparty before entering into any transactions, establishes limits on the amount of unsecured credit to be extended to each counterparty and evaluates the appropriateness of unsecured credit limits on an ongoing basis. To mitigate exposure to the financial risks of wholesale counterparties, MidAmerican Energy enters into netting and collateral arrangements that may include margining and cross-product netting agreements and obtaining third-party guarantees, letters of credit and cash deposits. Counterparties may be assessed interest fees for delayed payments. If required, MidAmerican Energy exercises rights under these arrangements, including calling on the counterparty’s credit support arrangement. Based on MidAmerican Energy’s policies and risk exposures related to credit, it does not anticipate a material adverse effect on its consolidated financial position and results of operations as a result of counterparty nonperformance.

Contingent Features

In accordance with industry practice, certain derivative contracts contain provisions that require MidAmerican Energy to maintain specific credit ratings from one or more of the major credit rating agencies on its senior unsecured debt. These derivative contracts may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels (“credit-risk-related contingent features”) or provide the right for counterparties to demand “adequate assurance” in the event of a material adverse change in MidAmerican Energy’s creditworthiness. These rights can vary by contract and by counterparty. As of March 31, 2009, MidAmerican Energy’s credit ratings from the three recognized credit rating agencies were investment grade.

The aggregate fair value of MidAmerican Energy’s derivative contracts in liability positions with specific credit-risk-related contingent features totaled $160 million as of March 31, 2009, for which MidAmerican Energy had posted collateral of $70 million. If all credit-risk-related contingent features for derivative contracts in liability positions had been triggered as of March 31, 2009, MidAmerican Energy would have been required to post $80 million of additional collateral. MidAmerican Energy’s collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings or other factors.

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

	Pension		Other Postretirement
	2009	2008	2009	2008

Service cost	$4	$7	$1	$2
Interest cost	8	10	3	4
Expected return on plan assets	(8)	(11)	(2)	(4)
Net amortization	-	-	1	-
Net periodic benefit cost	$4	$6	$3	$2

Employer contributions to the pension and other postretirement plans are expected to be $8 million and $14 million, respectively, during 2009. As of March 31, 2009, $2 million and $2 million of contributions had been made to the pension and other postretirement plans, respectively.

(6)	Commitments and Contingencies

MidAmerican Energy is a party in a variety of legal actions or claims arising out of the normal course of business. Plaintiffs occasionally seek punitive or exemplary damages. MidAmerican Energy does not believe that such normal and routine matters will have a material effect on its financial results.

(7)	Income Taxes

The effective tax rates were 15% and 27% for the three months ended March 31, 2009 and 2008, respectively. The decrease in the effective tax rate was due to the benefit of additional production tax credits and the effects of rate making.

(8)	Comprehensive Income and Components of Accumulated Other Comprehensive Loss, Net

The components of comprehensive income are as follows (in millions):

	Three Months
	Ended March 31,
	2009	2008

Net income	$99	$107
Other comprehensive income (loss):
Fair value adjustment on cash flow hedges, net of tax of $(22) and $8	(32)	11
Unrealized losses on available-for-sale securities, net of tax of $- and $(2)	-	(2)
Total other comprehensive income (loss)	(32)	9

Comprehensive income	$67	$116

Accumulated other comprehensive loss, net is included in the Consolidated Balance Sheets in MidAmerican Energy common shareholder’s equity and consists of the following components (in millions):

	As of
	March 31,	December 31,
	2009	2008

Fair value adjustment on cash flow hedges, net of tax of $(53) and $(31)	$(81)	$(49)
Unrealized losses on available-for-sale securities, net of tax of $(8) and $(8)	(11)	(11)
Total	$(92)	$(60)

(9)	Segment Information

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

The following tables provide information on a reportable operating segment basis (in millions):

	Three Months
	Ended March 31,
	2009	2008
Operating revenues:
Regulated electric	$444	$483
Regulated gas	388	571
Nonregulated energy	304	318
Total	$1,136	$1,372

Depreciation and amortization:
Regulated electric	$74	$64
Regulated gas	8	8
Total	$82	$72

Operating income:
Regulated electric	$97	$116
Regulated gas	43	45
Nonregulated energy	17	14
Total	$157	$175

	As of
	March 31,	December 31,
	2009	2008
Total assets:
Regulated electric	$7,295	$7,297
Regulated gas	875	972
Nonregulated energy	245	251
Total	$8,415	$8,520

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Member
MidAmerican Funding, LLC
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Funding, LLC and subsidiaries (the “Company”) as of March 31, 2009, and the related consolidated statements of operations and cash flows for the three-month periods ended March 31, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and consolidated statement of capitalization (not presented herein) of MidAmerican Funding, LLC and subsidiaries as of December 31, 2008, and the related consolidated statements of operations, comprehensive income, cash flows, and retained earnings for the year then ended prior to retrospective adjustment for the adoption of FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (not presented herein); and in our report dated February 27, 2009, we expressed an unqualified opinion on those consolidated financial statements. We also audited the adjustments described in Note 2 that were applied to retrospectively adjust the December 31, 2008 consolidated balance sheet of MidAmerican Funding, LLC and subsidiaries (not presented herein). In our opinion, such adjustments are appropriate and have been properly applied to the previously issued consolidated balance sheet in deriving the accompanying retrospectively adjusted consolidated balance sheet as of December 31, 2008.

/s/ Deloitte & Touche LLP

Des Moines, Iowa
May 8, 2009

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In millions)
	As of
	March 31, 2009	December 31, 2008
ASSETS
Utility Plant, Net
Electric	$9,024	$8,952
Gas	1,166	1,155
	10,190	10,107
Accumulated depreciation and amortization	(3,500)	(3,426)
	6,690	6,681
Construction work in progress	236	233
	6,926	6,914
Current Assets
Cash and cash equivalents	8	10
Restricted cash and short-term investments	12	15
Receivables, net	399	468
Inventories	130	158
Other	156	114
	705	765
Other Assets
Investments and nonregulated property, net	399	415
Goodwill	1,270	1,270
Regulatory assets	322	368
Other	76	78
	2,067	2,131
Total Assets	$9,698	$9,810

CAPITALIZATION AND LIABILITIES
Capitalization
MidAmerican Funding member’s equity	$3,142	$3,081
Noncontrolling interests	31	31
Long-term debt, excluding current portion	3,390	3,390
	6,563	6,502
Current Liabilities
Short-term debt	323	457
Note payable to affiliate	251	59
Current portion of long-term debt	-	175
Accounts payable	292	352
Taxes accrued	77	104
Interest accrued	31	60
Other	93	100
	1,067	1,307
Other Liabilities
Deferred income taxes	749	700
Investment tax credits	35	36
Asset retirement obligations	206	200
Regulatory liabilities	676	659
Other	402	406
	2,068	2,001
Total Capitalization and Liabilities	$9,698	$9,810

The accompanying notes are an integral part of these consolidated financial statements

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In millions)

	Three Months Ended March 31,
	2009	2008
Operating Revenues
Regulated electric	$444	$483
Regulated gas	388	571
Nonregulated	304	319
	1,136	1,373
Operating Expenses
Regulated:
Cost of fuel, energy and capacity	136	176
Cost of gas sold	301	480
Other operating expenses	106	104
Maintenance	40	37
Depreciation and amortization	82	72
Property and other taxes	29	25
	694	894
Nonregulated:
Cost of sales	279	299
Other	7	5
	286	304
Total operating expenses	980	1,198

Operating Income	156	175

Non-Operating Income
Interest and dividend income	1	1
Allowance for equity funds	-	4
Other, net	1	-
	2	5

Fixed Charges
Interest on long-term debt	50	47
Other interest expense	2	2
Allowance for borrowed funds	(1)	(3)
	51	46

Income Before Income Tax Expense	107	134
Income Tax Expense	14	34
Net Income	93	100
Less - net income attributable to noncontrolling interests	-	-

Net Income Attributable to MidAmerican Funding	$93	$100

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Three Months Ended March 31,
	2009	2008
Cash Flows From Operating Activities
Net income	$93	$100
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	82	72
Provision for deferred income taxes, net	70	47
Amortization of other assets and liabilities	8	7
Other, net	16	(7)
Impact of changes in working capital:
Receivables, net	67	(135)
Inventories	27	82
Derivative collateral, net	(31)	(2)
Accounts payable	(27)	42
Taxes accrued	(44)	(21)
Other current assets and liabilities	(28)	(12)
Net cash flows from operating activities	233	173

Cash Flows From Investing Activities
Utility construction expenditures	(121)	(204)
Purchases of available-for-sale securities	(110)	(29)
Proceeds from sales of available-for-sale securities	99	26
Net change in restricted cash and investments	4	-
Other, net	10	2
Net cash flows from investing activities	(118)	(205)

Cash Flows From Financing Activities
Proceeds from long-term debt	-	349
Retirement of long-term debt	(175)	-
Net change in note payable to affiliate	192	17
Net change in short-term debt	(134)	(86)
Other, net	-	2
Net cash flows from financing activities	(117)	282

Net Change in Cash and Cash Equivalents	(2)	250
Cash and Cash Equivalents at Beginning of Period	10	12
Cash and Cash Equivalents at End of Period	$8	$262

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	General

MidAmerican Funding, LLC (“MidAmerican Funding”) is an Iowa limited liability company with MidAmerican Energy Holdings Company (“MEHC”) as its sole member. MEHC is a consolidated subsidiary of Berkshire Hathaway Inc. MidAmerican Funding’s direct, wholly owned subsidiary is MHC Inc. (“MHC”), which constitutes substantially all of MidAmerican Funding’s assets, liabilities and business activities except those related to MidAmerican Funding’s long-term debt securities. MHC conducts no business other than the ownership of its subsidiaries. MHC’s principal subsidiary is MidAmerican Energy Company (“MidAmerican Energy”), a public utility with electric and natural gas operations. Direct, wholly owned nonregulated subsidiaries of MHC are InterCoast Capital Company, Midwest Capital Group, Inc., MEC Construction Services Co. and MidAmerican Services Company.

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the United States Securities and Exchange Commission’s rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the Consolidated Financial Statements as of March 31, 2009, and for the three months ended March 31, 2009 and 2008. Certain amounts in the prior period Consolidated Financial Statements have been reclassified to conform to the current period presentation. Such reclassifications did not impact previously reported operating income, net income or retained earnings. The results of operations for the three months ended March 31, 2009, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in MidAmerican Funding’s Annual Report on Form 10-K for the year ended December 31, 2008, describes the most significant accounting estimates and policies used in the preparation of the Consolidated Financial Statements. There have been no significant changes in MidAmerican Funding’s assumptions regarding significant accounting policies during the first three months of 2009.

(2)	New Accounting Pronouncements

Refer to Note 2 of MidAmerican Energy’s Notes to Consolidated Financial Statements.

In December 2007, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”). Under SFAS No. 160, noncontrolling interests are reported as a separate component of equity in the consolidated financial statements. The amount of earnings attributable to the parent and to the noncontrolling interests is clearly identified and presented on the face of the consolidated statements of operations. Additionally, any changes in a parent’s ownership interest of its subsidiary, while retaining its control, are accounted for as equity transactions. MidAmerican Funding adopted SFAS No. 160 on January 1, 2009. The implementation of SFAS No. 160 did not have a material impact on MidAmerican Funding’s consolidated financial statements. On the Consolidated Balance Sheets, MidAmerican Energy preferred securities, which was previously reported separately in the capitalization section, is now included in noncontrolling interests.

(3)	Fair Value Measurements

Refer to Note 3 of MidAmerican Energy’s Notes to Consolidated Financial Statements.

(4)	Risk Management and Hedging Activities

Refer to Note 4 of MidAmerican Energy’s Notes to Consolidated Financial Statements.

(5)	Employee Benefit Plans

Refer to Note 5 of MidAmerican Energy’s Notes to Consolidated Financial Statements.

(6)	Income Taxes

The effective tax rates were 13% and 25% for the three months ended March 31, 2009 and 2008, respectively. The decrease in the effective tax rate was due to the benefit of additional production tax credits and the effects of rate making.

(7)	Commitments and Contingencies

MidAmerican Funding is a party in a variety of legal actions or claims arising out of the normal course of business. Plaintiffs occasionally seek punitive or exemplary damages. MidAmerican Funding does not believe that such normal and routine matters will have a material effect on its financial results.

(8)	Comprehensive Income and Components of Accumulated Other Comprehensive Loss, Net

Refer to Note 8 of MidAmerican Energy’s Notes to Consolidated Financial Statements for the components of accumulated other comprehensive loss, net.

The components of comprehensive income attributable to MidAmerican Funding are as follows (in millions):

	Three Months
	Ended March 31,
	2009	2008

Net income attributable to MidAmerican Funding	$93	$100
Other comprehensive income (loss) attributable to MidAmerican Funding:
Fair value adjustment on cash flow hedges, net of tax of $(22) and $8	(32)	11
Unrealized losses on available-for-sale securities, net of tax of $- and $(2)	-	(2)
Total other comprehensive income (loss) attributable to MidAmerican Funding	(32)	9

Comprehensive income attributable to MidAmerican Funding	$61	$109

(9)	Segment Information

MidAmerican Funding has identified three reportable operating segments: regulated electric, regulated gas and nonregulated energy. The regulated electric segment derives most of its revenue from regulated retail sales of electricity to residential, commercial, and industrial customers and from wholesale sales. The regulated gas segment derives most of its revenue from regulated retail sales of natural gas to residential, commercial, and industrial customers and also obtains significant revenues by transporting gas owned by others through its distribution system. Pricing for regulated electric and regulated gas sales are established separately by regulatory agencies; therefore, management also reviews each segment separately to make decisions regarding allocation of resources and in evaluating performance. The nonregulated energy segment derives most of its revenue from nonregulated retail electric and gas activities. Common operating costs, interest income, interest expense and income tax expense are allocated to each segment based on certain factors, which primarily related to the nature of the cost. “Other” in the tables below consists of the nonregulated subsidiaries of MidAmerican Funding not engaged in the energy business and parent company interest expense.

The following tables provide information on a reportable operating segment basis (in millions):

	Three Months
	Ended March 31,
	2009	2008
Operating revenues:
Regulated electric	$444	$483
Regulated gas	388	571
Nonregulated energy	304	318
Other	-	1
Total	$1,136	$1,373

Depreciation and amortization:
Regulated electric	$74	$64
Regulated gas	8	8
Total	$82	$72

Operating income:
Regulated electric	$97	$116
Regulated gas	43	45
Nonregulated energy	17	14
Other	(1)	-
Total	$156	$175

	As of
	March 31,	December 31,
	2009	2008
Total assets(1):
Regulated electric	$8,486	$8,488
Regulated gas	953	1,051
Nonregulated energy	245	251
Other	14	20
Total	$9,698	$9,810

(1)	Total assets by operating segment reflect the assignment of goodwill to applicable reporting units.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Forward-Looking Statements

This report contains statements that do not directly or exclusively relate to historical facts. These statements are ‘‘forward-looking statements’’ within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can typically be identified by the use of forward-looking words, such as ‘‘may,’’ ‘‘could,’’ ‘‘project,’’ ‘‘believe,’’ ‘‘anticipate,’’ ‘‘expect,’’ ‘‘estimate,’’ ‘‘continue,’’ “intend,” ‘‘potential,’’ ‘‘plan,’’ ‘‘forecast,’’ and similar terms. These statements are based upon MidAmerican Funding’s and/or MidAmerican Energy’s current intentions, assumptions, expectations and beliefs and are subject to risks, uncertainties and other important factors. Many of these factors are outside the control of MidAmerican Funding or MidAmerican Energy and could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include, among others:

•	general economic, political and business conditions in the jurisdictions in which MidAmerican Energy’s facilities operate;

•	changes in governmental, legislative, or regulatory requirements affecting MidAmerican Energy or the electric or gas utility industries;

•	changes in, and compliance with, environmental laws, regulations, decisions and policies that could increase operating and capital improvement costs, reduce plant output or delay plant construction;

•	the outcome of general rate cases and other proceedings conducted by regulatory commissions or other governmental and legal bodies;

•	changes in economic, industry or weather conditions, as well as demographic trends, that could affect customer growth and usage or supply of electricity and gas;

•	a high degree of variance between actual and forecasted load and prices that could impact the hedging strategy and costs to balance electricity and load supply;

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

•
the impact of derivative instruments used to mitigate or manage volume, price and interest rate risks, including increased collateral requirements, and changes in the commodity prices, interest rates and other conditions that affect the value of derivative instruments;

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

•	the impact of new accounting pronouncements or changes in current accounting estimates and assumptions on financial results;

•	other risks or unforeseen events, including litigation, wars, the effects of terrorism, embargoes and other catastrophic events; and

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

Results of Operations for the Three Months Ended March 31, 2009 and 2008

Overview

MidAmerican Energy’s earnings on common stock decreased $8 million to $99 million for the first quarter of 2009 compared to $107 million for the first quarter of 2008. Operating income decreased $18 million compared to the first quarter of 2008 due to in large part to the current recessionary economic conditions in the United States, which has lowered demand for electricity nation-wide. Accordingly, sales volumes for electric retail industrial customers and prices for electric wholesale sales decreased compared to the first quarter of 2008. These decreases were partially offset by greater sales volumes and a lower average cost of energy due in part to the addition of wind-powered generation capacity in 2008. As a result of the increase in wind-powered generation plant, depreciation expense increased compared to the first quarter of 2008. Additionally, issuances of long-term debt in 2008, principally to fund MidAmerican Energy’s construction of additional wind-powered generation capacity, resulted in higher interest expense compared to the first quarter of 2008. A reduction in income taxes due to benefits from higher tax depreciation from significant capital additions and greater production tax credits in 2009, partially offset the decreases to earnings on common stock. Net income attributable to MidAmerican Funding decreased $7 million to $93 million for the first quarter of 2009 compared to $100 million for the first quarter of 2008.

Regulated Electric Gross Margin

	First Quarter
			Favorable (Unfavorable)
	2009	2008	Change
Gross margin (in millions):
Operating revenues	$444	$483	$(39)	(8)%
Less - cost of fuel, energy and capacity	136	176	40	23%
Electric gross margin	$308	$307	$1	-%

Sales (Gigawatt hours (“GWh”)):
Retail	5,057	5,236	$(179)	(3)%
Wholesale	3,911	3,642	269	7%
Total	8,968	8,878	$90	1%

Electric gross margin for the first quarter of 2009 increased $1 million compared to the first quarter of 2008. Gross margin on electric retail sales increased $15 million, while gross margin on electric wholesale sales, which include sales of energy to markets operated by regional transmission organizations, other utilities, municipalities and marketers inside and outside of MidAmerican Energy’s balancing authority area, decreased $14 million. The increase in electric retail gross margin was due to a reduction in the cost of energy resulting from a lower average cost of purchased electricity, less energy produced with natural gas and greater production from Quad Cities Generating Station. Additionally, recovery of electric energy efficiency programs costs increased $3 million compared to the first quarter of 2008. Changes in the recovery of energy efficiency program costs are substantially matched by changes in other operating expenses. These increases were partially offset by lower retail sales volumes, in particular sales to industrial customers, reflecting the current economic conditions, and other customers as a result of warmer temperatures experienced in the service territory in the first quarter of 2009. The decrease in electric wholesale gross margin was due to a significant reduction in the average margin on wholesale sales as a result of downward pressure on prices in the market partially offset by an increase in wholesale sales volumes resulting from increased generation available from the addition of owned generation and the impact of lower retail sales volumes.

Regulated Gas Gross Margin

	First Quarter
			Favorable (Unfavorable)
	2009	2008	Change
Gross margin (in millions):
Operating revenues	$388	$571	$(183)	(32)%
Less - cost of gas sold	301	480	179	37%
Gas gross margin	$87	$91	$(4)	(4)%

Sales (000’s decatherms (“Dths”)):
Retail	37,976	41,500	(3,524)	(8)%
Wholesale	14,393	10,904	3,489	32%
Total	52,369	52,404	(35)	-%

Regulated gas revenues include purchased gas adjustment clauses through which MidAmerican Energy is allowed to recover the cost of gas sold from its retail gas utility customers. Consequently, fluctuations in the cost of gas sold do not directly affect gross margin or net income because revenues reflect comparable fluctuations through the purchased gas adjustment clauses. Compared to the first quarter of 2008, MidAmerican Energy’s average per-unit cost of gas sold decreased 37%, resulting in a $179 million decrease in gas revenues and cost of gas sold for the first quarter of 2009. Additionally, regulated gas revenues decreased due to lower retail sales volumes as a result of warmer temperatures in the first quarter of 2009.

Regulated Operating Expenses

Other operating expenses of $106 million for the first quarter of 2009 increased $2 million compared to the first quarter of 2008 due to a $4 million increase in energy efficiency program costs, which was substantially matched by an increase in related revenues.

Maintenance expense of $40 million for the first quarter of 2009 increased $3 million compared to the first quarter of 2008 due to an increase in fossil-fueled generation plant maintenance for the first quarter of 2009.

Depreciation and amortization expense of $82 million for the first quarter of 2009 increased $10 million compared to the first quarter of 2008 due to a $15 million increase in utility plant depreciation expense as a result of additional wind-powered generating facilities placed in service in 2008. The increase was partially offset by a $4 million decrease in regulatory expense related to a revenue sharing arrangement in Iowa as a result of lower Iowa electric equity returns.

Nonregulated Gross Margin

	First Quarter
			Favorable (Unfavorable)
	2009	2008	Change
MidAmerican Energy (in millions) -
Nonregulated operating revenues	$304	$318	$(14)	(4)%
Less - nonregulated cost of sales	279	299	20	7%
Nonregulated gross margin	$25	$19	$6	32%

MidAmerican Funding Consolidated (in millions) -
Nonregulated operating revenues	$304	$319	$(15)	(5	) %
Less - nonregulated cost of sales	279	299	20	7%
Nonregulated gross margin	$25	$20	$5	25%

Nonregulated electric retail sales (GWh)	2,375	2,385	(10)	-%

Nonregulated revenues and cost of sales for the first quarter of 2009 decreased compared to the first quarter of 2008 due to lower average prices and costs for nonregulated gas sales and a 9% decrease in related sales volumes. An increase in nonregulated electric retail revenues and cost of sales due primarily to higher average prices and costs partially offset the decreases from nonregulated gas. Nonregulated gross margin increased $6 million compared to the first quarter of 2008 due primarily to a higher gross margin from nonregulated gas sales due to the decrease in average cost and a higher gross margin from nonregulated electric retail sales as a result of increased prices.

Non-Operating Income

MidAmerican Energy’s non-operating income for the first quarter of 2009 decreased $4 million compared to the first quarter of 2008 due to a decrease in allowance for equity funds as a result of higher short-term borrowing and a decrease in construction work in progress during the first quarter of 2009. As a regulated public utility, MidAmerican Energy is allowed to capitalize, and record as income, a cost of construction for equity funds used, based on guidelines set forth by the Federal Energy Regulatory Commission (“FERC”).

Fixed Charges

The $4 million increase in MidAmerican Energy’s interest on long-term debt for the first quarter of 2009 compared to the first quarter of 2008 was primarily due to the issuance of $350 million of 5.3% Senior Notes in March 2008. MidAmerican Energy is allowed to capitalize, and record as a reduction to fixed charges, a cost of construction for debt funds used, based on guidelines set forth by the FERC. The $2 million decrease in allowance for borrowed funds for the first quarter of 2009 was due to a decrease in construction work in progress compared to the first quarter of 2008.

Income Taxes

MidAmerican Energy’s income tax expense decreased $21 million to $18 million for the first quarter of 2009 with an effective tax rate of 15% compared to 27% for the first quarter of 2008.

Federal law provides for federal production tax credits for energy produced by renewable electricity generation facilities, including wind-powered generation, for ten years after the in-service date. MidAmerican Energy’s income taxes for the first quarter of 2009 include $5 million of additional production tax credits compared to the first quarter of 2008 due to additional wind-powered generation.

State utility rate regulation in Iowa requires that the tax effect of certain timing differences be flowed through immediately to customers. Therefore, amounts that would otherwise have been recognized in income tax expense have been included as changes in regulatory assets. This treatment of such timing differences impacts the effective tax rates from year to year. Accordingly, greater tax depreciation in the first quarter of 2009, due primarily to the addition of wind-powered generation facilities in 2008, decreased the effective tax rate compared to the first quarter of 2008.

MidAmerican Funding’s income tax expense decreased $20 million to $14 million for the first quarter of 2009 with an effective tax rate of 13% compared to 25% for the first quarter of 2008.

Liquidity and Capital Resources

As of March 31, 2009, MidAmerican Energy’s total net liquidity available was $389 million consisting of $7 million of cash and cash equivalents and $900 million of revolving credit facilities reduced by $323 million of short-term borrowings and $195 million of the revolving credit facilities reserved to support MidAmerican Energy’s variable-rate tax-exempt bond obligations. As of March 31, 2009, MidAmerican Funding’s total net liquidity available was $394 million, including MHC’s $4 million revolving credit facility.

Cash Flows From Operating Activities

MidAmerican Energy’s net cash flows from operating activities were $250 million and $190 million for the first quarter of 2009 and 2008, respectively. MidAmerican Funding’s net cash flows from operating activities were $233 million and $173 million for the first quarter of 2009 and 2008, respectively. The increase in operating cash flows for the first quarter of 2009 was primarily due to a reduction in income taxes paid resulting from greater tax depreciation on increased capital additions and greater production tax credits in 2009, as well as a reduction in payments for purchased gas due to lower prices. These increases were partially offset by greater cash collateral posted for derivative positions.

Cash Flows From Investing Activities

MidAmerican Energy’s and MidAmerican Funding’s net cash flows from investing activities were $(118) million and $(205) million for the first quarter of 2009 and 2008, respectively. Net cash flows from investing activities consist almost entirely of utility construction expenditures. The decrease in utility construction expenditures is due to the construction of wind-powered generation facilities during the first quarter of 2008.

Cash Flows From Financing Activities

MidAmerican Energy’s net cash flows from financing activities were $(134) million for the first quarter of 2009 and $265 million for the first quarter of 2008. MidAmerican Funding’s net cash flows from financing activities were $(117) million for the first quarter of 2009 and $282 million for the first quarter of 2008. During the first quarter of 2009, MidAmerican Energy made repayments of short-term debt totaling $134 million compared to $86 million in the first quarter of 2008 due to the improvement in cash flows from operating activities. In the first quarter of 2008, MidAmerican Energy received proceeds from the issuance of its long-term debt totaling $349 million. In the first quarter of 2009, MidAmerican Funding retired $175 million of 6.339% Senior notes and received $192 million through its note payable with MEHC.

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

MidAmerican Energy currently has an effective registration statement with the SEC to issue any amount of long-term securities through October 1, 2011. It also has authorization from the FERC to issue long-term securities totaling up to $1.118 billion through May 14, 2009, and $870 million through October 30, 2010. Regarding annual and multiple year capital projects, MidAmerican Energy has authorizations from the Illinois Commerce Commission (“ICC”), expiring from May 2, 2009 to October 8, 2012, to issue up to an aggregate of $1.106 billion of long-term debt securities.

In conjunction with the March 1999 merger, MidAmerican Energy committed to the Iowa Utilities Board (“IUB”) to use commercially reasonable efforts to maintain an investment grade rating on its long-term debt and to maintain its common equity level above 42% of total capitalization unless circumstances beyond its control result in the common equity level decreasing to below 39% of total capitalization. MidAmerican Energy must seek the approval of the IUB of a reasonable utility capital structure if MidAmerican Energy’s common equity level decreases below 42% of total capitalization, unless the decrease is beyond the control of MidAmerican Energy. MidAmerican Energy is also required to seek the approval of the IUB if MidAmerican Energy’s equity level decreases to below 39%, even if the decrease is due to circumstances beyond the control of MidAmerican Energy. If MidAmerican Energy’s common equity level were to drop below the required thresholds, MidAmerican Energy’s ability to issue debt could be restricted. As of March 31, 2009, MidAmerican Energy’s common equity ratio was 49% computed on a basis consistent with its commitment.

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

Utility Construction Expenditures

MidAmerican Energy’s primary need for capital is utility construction expenditures. MidAmerican Energy’s utility construction expenditures for 2009, excluding the non-cash allowance for equity funds used during construction, are estimated to be approximately $409 million, which includes $45 million for wind-powered generation projects, $27 million for emissions control equipment to address current and anticipated air quality regulations, and $337 million for ongoing operational projects, including connections for new customers and facilities to accommodate load growth. Capital expenditure needs are reviewed regularly by management and may change significantly as a result of such reviews, which may consider, among other factors, changes in rules and regulations, including environmental and nuclear, changes in income tax laws, general business conditions, load projections, system reliability standards, the cost and efficiency of construction labor, equipment, and materials, and the cost and availability of capital.

MidAmerican Energy continues to pursue additional cost effective wind-powered generation capacity. On March 25, 2009, MidAmerican Energy filed with the IUB for its approval a settlement agreement between MidAmerican Energy and the Iowa Office of Consumer Advocate (“OCA”) in conjunction with MidAmerican Energy’s ratemaking principles application for up to 1,001 MW (nameplate ratings) of additional wind-powered generation capacity in Iowa. MidAmerican Energy has not entered into any contracts for the development or construction of new wind-powered generation capacity or the purchase of any related wind turbines.

MidAmerican Energy is subject to federal, state and local laws and regulations with regard to air and water quality, hazardous and solid waste disposal and other environmental matters. The future costs (beyond existing planned capital expenditures) of complying with applicable environmental laws, regulations and rules cannot yet be reasonably estimated but could be material to MidAmerican Energy. In particular, future mandates, including those associated with addressing the issue of global climate change, may impact the operation of MidAmerican Energy’s generating facilities and may require MidAmerican Energy to reduce emissions at its facilities through the installation of additional emission control equipment or to purchase additional emission allowances or offsets in the future. MidAmerican Energy is not aware of any proven, commercially available technology that eliminates or captures and stores carbon dioxide emissions from coal-fired and gas-fired generation facilities, and MidAmerican Energy is uncertain when, or if, such technology will be commercially available.

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

Refer to the “Environmental Regulations” section of Item 1 of MidAmerican Energy’s Annual Report on Form 10-K for the year ended December 31, 2008, and updates provided in this Form 10-Q for a detailed discussion of environmental standards affecting MidAmerican Energy.

Contractual Obligations

Subsequent to December 31, 2008, there were no material changes outside the normal course of business in MidAmerican Energy’s and MidAmerican Funding’s contractual obligations from the information provided in Item 7 of their Annual Report on Form 10-K for the year ended December 31, 2008. Additionally, refer to the “Utility Construction Expenditures” discussion included in Liquidity and Capital Resources.

Environmental Matters

In addition to the updates contained herein, refer to Item 1 of MidAmerican Energy’s and MidAmerican Funding’s Annual Report on Form 10-K for the year ended December 31, 2008, for additional information regarding certain environmental matters affecting MidAmerican Energy’s operations.

Climate Change

On April 17, 2009, the Environmental Protection Agency (“EPA”) issued a proposed finding, in response to the U.S. Supreme Court’s 2007 decision in the case of Massachusetts v. EPA, that under Section 202(a) of the Clean Air Act six greenhouse gases—carbon dioxide, methane, nitrous oxide, hydrofluorocarbons, perfluorocarbons, and sulfur hexafluoride—threaten the public health and welfare of current and future generations. The proposed finding will be subject to a 60-day public comment period before being finalized. The finding does not include any proposed regulations regarding greenhouse gas emissions; however, such regulatory or legislative action could have a significant adverse impact on MidAmerican Energy’s current and future fossil-fueled generating facilities.

Credit Ratings

As of March 31, 2009, MidAmerican Energy’s senior unsecured debt credit ratings were as follows: Fitch Ratings, “A/stable;” Moody’s Investor Service, “A2/stable;” and Standard & Poor’s, “A-/stable.” Debt and preferred securities of MidAmerican Energy are rated by nationally recognized credit rating agencies. Assigned credit ratings are based on each rating agency’s assessment of MidAmerican Energy’s ability to, in general, meet the obligations of its issued debt or preferred securities. The credit ratings are not a recommendation to buy, sell or hold securities, and there is no assurance that a particular credit rating will continue for any given period of time.

MidAmerican Funding and MidAmerican Energy have no credit rating downgrade triggers that would accelerate the maturity dates of their outstanding debt, and a change in ratings is not an event of default under the applicable debt instruments. MidAmerican Energy’s unsecured revolving credit facilities do not require the maintenance of a minimum credit rating level in order to draw upon its availability, but under certain instances must maintain sufficient covenant tests if ratings drop below a certain level. However, commitment fees and interest rates under the credit facilities are tied to credit ratings and increase or decrease when the ratings change. A ratings downgrade could also increase the future cost of commercial paper, short- and long-term debt issuances or new credit facilities.

A change in MidAmerican Energy’s credit ratings could result in the requirement to post cash collateral, letters of credit or other similar credit support under certain agreements, including derivative contracts, related to its procurement or sale of electricity, natural gas, coal, transportation and other supplies. In accordance with industry practice, certain agreements, including derivative contracts, contain provisions that require MidAmerican Energy to maintain specific credit ratings from one or more of the major credit ratings agencies on their unsecured debt. These agreements, including derivative contracts, may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels (“credit-risk-related contingent features”) or provide the right for counterparties to demand “adequate assurance” in the event of a material adverse change in MidAmerican Energy’s creditworthiness. These rights can vary by contract and by counterparty. As of March 31, 2009, MidAmerican Energy’s credit ratings from the three recognized credit rating agencies were investment grade. If all credit-risk-related contingent features or adequate assurance provisions for these agreements, including derivative contracts, had been triggered as of March 31, 2009, MidAmerican Energy would have been required to post $332 million of additional collateral. MidAmerican Energy’s collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings or other factors. Refer to Note 4 of Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q for a discussion of MidAmerican Energy’s collateral requirements specific to its derivative contracts.

Transmission System Regulation

The FERC regulates MidAmerican Energy’s wholesale transmission services. The regulations require MidAmerican Energy to provide open access transmission service at cost-based rates. The FERC also regulates unbundled transmission service to retail customers. These services are offered on a non-discriminatory basis, meaning that all potential customers are provided an equal opportunity to access the transmission system. MidAmerican Energy’s transmission services are managed and operated independently from its wholesale marketing activities in accordance with the FERC Standards of Conduct. MidAmerican Energy is not part of a regional transmission operator (“RTO”), but it has hired an independent transmission service coordinator (“TSC”) to administer through August 2009 various MidAmerican Energy Open Access Transmission Tariff functions. The FERC approved MidAmerican Energy’s selection of the TSC and the related agreement.

MidAmerican Energy has determined that participation in an RTO market as a transmission owning member would provide it with enhanced wholesale marketing opportunities through greater access to wholesale electric buyers. While MidAmerican Energy would retain ownership of its transmission assets, the RTO would be responsible for the operation of the transmission system and the administration of transmission services. MidAmerican Energy is currently in discussions with the Midwest Independent Transmission System Operator, Inc. (“MISO”) and other affected persons, including transmission service and wholesale electric customers and joint owners of generation resources, regarding the process for and the timing of its joining MISO. Membership in MISO is subject to certain state and federal regulatory filings and approvals and the execution of a transmission owners agreement. The effective date of MidAmerican Energy’s participation in the RTO market is expected to be during the second half of 2009.

New Accounting Pronouncements

For a discussion of new accounting pronouncements affecting MidAmerican Energy and MidAmerican Funding, refer to Note 2 of Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q.

Critical Accounting Policies

Certain accounting policies require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized in the Consolidated Financial Statements from such estimates are necessarily based on numerous assumptions involving varying and potentially significant degrees of judgment and uncertainty. Accordingly, the amounts currently reflected in the Consolidated Financial Statements will likely increase or decrease in the future as additional information becomes available. Estimates are used for, but not limited to, the accounting for the effects of certain types of regulation, derivatives, impairment of long-lived assets and goodwill, pension and other postretirement benefits, income taxes and revenue recognition - unbilled revenue. For additional discussion of MidAmerican Energy’s and MidAmerican Funding’s critical accounting policies, see Item 7 of their Annual Report on Form 10-K for the year ended December 31, 2008. MidAmerican Energy’s and MidAmerican Funding’s critical accounting policies have not changed materially since December 31, 2008.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting MidAmerican Energy and MidAmerican Funding, see Item 7A of their Annual Report on Form 10-K for the year ended December 31, 2008. MidAmerican Energy’s and MidAmerican Funding’s exposure to market risk and their management of such risk has not changed materially since December 31, 2008. Refer to Note 3 of Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q for disclosure of MidAmerican Energy’s derivative positions as of March 31, 2009 and December 31, 2008.

Item 4.	Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, the Company (MidAmerican Energy or MidAmerican Funding, as applicable) carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, the Company’s management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There has been no material change to MidAmerican Funding’s or MidAmerican Energy’s risk factors from those disclosed in Item 1A of their Annual Report on Form 10-K for the year ended December 31, 2008.

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

MIDAMERICAN FUNDING, LLC
MIDAMERICAN ENERGY COMPANY
Registrants

Date: May 8, 2009	/s/ Thomas B. Specketer
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

MidAmerican Energy and MidAmerican Funding

10.1
First Amendment, dated as of April 15, 2009, to the Amended and Restated Credit Agreement among MidAmerican Energy Company, the lending institutions party hereto, as banks, JPMorgan Chase Bank, N.A., as Administrative Agent, Union Bank of California, N.A., as Syndication Agent, and The Royal Bank of Scotland plc, ABN Amro Bank N.V. and BNP Paribas, as Co-Documentation Agents, dated as of July 6, 2006.