Form 10-Q
period 2009-06-30
MIDAMERICAN ENERGY CO; MIDAMERICAN FUNDING LLC
filed 2009-08-07
CIK 928576, 1098296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

or

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
Yes  ☐   No  ☒

All of the member’s equity of MidAmerican Funding, LLC was held by its parent company, MidAmerican Energy Holdings Company as of July 31, 2009.

All common stock of MidAmerican Energy Company is held by its parent company, MHC Inc., which is a direct, wholly owned subsidiary of MidAmerican Funding, LLC. As of July 31, 2009, 70,980,203 shares of MidAmerican Energy Company common stock, without par value, were outstanding.

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
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Energy Company and subsidiary (the “Company”) as of June 30, 2009, and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2009 and 2008, and of cash flows and changes in equity for the six-month periods ended June 30, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.

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

/s/ Deloitte & Touche LLP

Des Moines, Iowa
August 7, 2009

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	June 30, 2009	December 31, 2008
ASSETS
Utility plant, net:
Electric	$9,230	$8,952
Gas	1,167	1,155
	10,397	10,107
Accumulated depreciation and amortization	(3,543)	(3,426)
	6,854	6,681
Construction work in progress	85	233
Total utility plant, net	6,939	6,914
Current assets:
Cash and cash equivalents	11	9
Restricted cash and short-term investments	12	15
Receivables, net	318	464
Inventories	144	158
Other	132	114
Total current assets	617	760
Other assets:
Investments and nonregulated property, net	404	400
Regulatory assets	320	368
Other	70	78
Total other assets	794	846
Total assets	$8,350	$8,520

CAPITALIZATION AND LIABILITIES
Capitalization:
MidAmerican Energy common shareholder’s equity	$2,698	$2,569
Preferred securities	30	30
Noncontrolling interests	1	1
Long-term debt, excluding current portion	2,865	2,865
Total capitalization	5,594	5,465
Current liabilities:
Short-term debt	207	457
Accounts payable	191	353
Taxes accrued	103	103
Interest accrued	44	44
Other	94	100
Total current liabilities	639	1,057
Other liabilities:
Deferred income taxes	822	713
Investment tax credits	35	36
Asset retirement obligations	209	200
Regulatory liabilities	671	659
Other	380	390
Total other liabilities	2,117	1,998
Total capitalization and liabilities	$8,350	$8,520

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2009	2008	2009	2008
Operating revenue:
Regulated electric	$391	$492	$835	$975
Regulated gas	118	280	506	851
Nonregulated	252	307	556	625
Total operating revenue	761	1,079	1,897	2,451

Operating costs and expenses:
Regulated:
Cost of fuel, energy and capacity	114	189	250	365
Cost of gas sold	71	232	372	712
Other operating expenses	99	97	205	201
Maintenance	50	61	90	98
Depreciation and amortization	83	77	165	149
Property and other taxes	25	26	54	51
	442	682	1,136	1,576
Nonregulated:
Cost of sales	228	289	507	588
Other	7	5	13	9
	235	294	520	597
Total operating costs and expenses	677	976	1,656	2,173

Operating income	84	103	241	278

Non-operating income:
Interest and dividend income	1	2	1	3
Allowance for equity funds	-	7	-	11
Other, net	5	3	5	2
Total non-operating income	6	12	6	16

Fixed charges:
Interest on long-term debt	39	40	78	75
Other interest expense	-	1	2	2
Allowance for borrowed funds	-	(3)	(1)	(6)
Total fixed charges	39	38	79	71

Income before income tax expense	51	77	168	223
Income tax expense	5	17	23	56

Net income	46	60	145	167
Preferred dividends	1	1	1	1

Earnings on common stock	$45	$59	$144	$166

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Six-Month Periods Ended June 30,
	2009	2008

Cash flows from operating activities:
Net income	$145	$167
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	166	149
Provision for deferred income taxes, net	121	92
Changes in other assets and liabilities	15	14
Other, net	10	(14)
Changes in other operating assets and liabilities:
Receivables, net	143	(84)
Inventories	13	27
Derivative collateral, net	12	(14)
Accounts payable	(112)	8
Taxes accrued	(31)	5
Other current assets and liabilities	3	11
Net cash flows from operating activities	485	361

Cash flows from investing activities:
Utility construction expenditures	(235)	(560)
Purchases of available-for-sale securities	(180)	(72)
Proceeds from sales of available-for-sale securities	167	69
Decrease in restricted cash and short-term investments	3	-
Other, net	13	2
Net cash flows from investing activities	(232)	(561)

Cash flows from financing activities:
Dividends paid	(1)	(1)
Proceeds from long-term debt	-	349
Net repayments of short-term debt	(250)	(86)
Other, net	-	2
Net cash flows from financing activities	(251)	264

Net change in cash and cash equivalents	2	64
Cash and cash equivalents at beginning of period	9	11
Cash and cash equivalents at end of period	$11	$75

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
(Amounts in millions)

	MidAmerican Energy Shareholders’ Equity
			Accumulated
			Other
			Comprehensive
	Common Stock	Retained Earnings	Income (Loss), Net	Preferred Securities	Noncontrolling Interests	Total

Balance, January 1, 2008	$561	$1,726	$1	$30	$1	$2,319
Net income	-	167	-	-	-	167
Other comprehensive income	-	-	11	-	-	11
Preferred dividends	-	(1)	-	-	-	(1)
Balance, June 30, 2008	$561	$1,892	$12	$30	$1	$2,496

Balance, January 1, 2009	$561	$2,068	$(60)	$30	$1	$2,600
Net income	-	145	-	-	-	145
Other comprehensive loss	-	-	(15)	-	-	(15)
Preferred dividends	-	(1)	-	-	-	(1)
Balance, June 30, 2009	$561	$2,212	$(75)	$30	$1	$2,729

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the United States Securities and Exchange Commission’s rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the Consolidated Financial Statements as of June 30, 2009, and for the three- and six-month periods ended June 30, 2009 and 2008. Certain amounts in the prior period Consolidated Financial Statements have been reclassified to conform to the current period presentation. Such reclassifications did not impact previously reported operating income, net income or retained earnings. The results of operations for the three- and six-month periods ended June 30, 2009, are not necessarily indicative of the results to be expected for the full year. MidAmerican Energy has evaluated subsequent events through August 7, 2009, which is the date the unaudited Consolidated Financial Statements were issued.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in MidAmerican Energy’s Annual Report on Form 10-K for the year ended December 31, 2008, describes the most significant accounting policies used in the preparation of the Consolidated Financial Statements. There have been no significant changes in MidAmerican Energy’s assumptions regarding significant accounting estimates and policies during the six-month periods ended June 30, 2009.

(2)	New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”). SFAS No. 167 amends FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51” (“FIN 46(R)”), to require a primarily qualitative analysis to determine if an enterprise is the primary beneficiary of a variable interest entity. This analysis should be based on whether the enterprise has (i) the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. In addition, SFAS No. 167 requires enterprises to more frequently reassess whether an entity is a variable interest entity and whether the enterprise is the primary beneficiary of the variable interest entity. Finally, SFAS No. 167 amends guidance for consolidation or deconsolidation of a variable interest entity and enhances disclosure requirements about an enterprise’s involvement with a variable interest entity. SFAS No. 167 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter, with early application prohibited. MidAmerican Energy is currently evaluating the impact of adopting SFAS No. 167 on its consolidated financial results and disclosures included within Notes to Consolidated Financial Statements.

In April 2009, the FASB issued Staff Position (“FSP”) No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”). FSP FAS 107-1 requires publicly traded companies to include the annual fair value disclosures required for all financial instruments within the scope of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” in interim financial statements. MidAmerican Energy adopted FSP FAS 107-1 on April 1, 2009, and included the required disclosures within Notes to Consolidated Financial Statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2”). FSP FAS 115-2 amends current other-than-temporary impairment guidance for debt securities to require a new other-than-temporary impairment model that shifts the focus from an entity’s intent to hold the debt security until recovery to its intent, or expected requirement, to sell the debt security. The existing other-than-temporary impairment models for equity securities will continue to apply. In addition, FSP FAS 115-2 addresses whether an other-than-temporary impairment should be recognized in earnings, other comprehensive income or some combination thereof. FSP FAS 115-2 also expands the already required annual disclosures about other-than-temporary impairment for debt and equity securities and requires companies to include these expanded disclosures in interim financial statements. MidAmerican Energy adopted FSP FAS 115-2 on April 1, 2009. The adoption did not have a material impact on MidAmerican Energy’s consolidated financial results and disclosures included within Notes to Consolidated Financial Statements.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 clarifies the application of SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”) in determining when a market is not active and if a transaction is not orderly. In addition, FSP FAS 157-4 amends SFAS No. 157 to require disclosures in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. FSP FAS 157-4 also amends SFAS No. 157 to define “major categories” to be consistent with those described in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” MidAmerican Energy adopted FSP FAS 157-4 on April 1, 2009. The adoption did not have a material impact on MidAmerican Energy’s consolidated financial results and disclosures included within Notes to Consolidated Financial Statements.

In December 2008, the FASB issued FSP FAS No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 is intended to improve financial reporting about plan assets of defined benefit pension and other postretirement plans by requiring enhanced disclosures to enable investors to better understand how investment allocation decisions are made and the major categories of plan assets. FSP FAS 132(R)-1 also requires disclosure of the inputs and valuation techniques used to measure fair value and the effect of fair value measurements using significant unobservable inputs on changes in plan assets. In addition, FSP FAS 132(R)-1 establishes disclosure requirements for significant concentrations of risk within plan assets. FSP FAS 132(R)-1 is effective for financial statements issued after December 15, 2009, with early application permitted. MidAmerican Energy is currently evaluating the impact of adopting FSP FAS 132(R)-1 on its disclosures included within Notes to Consolidated Financial Statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how and why an entity uses derivative instruments and their effects on an entity’s financial results. MidAmerican Energy adopted SFAS No. 161 on January 1, 2009, and included the required disclosures within Notes to Consolidated Financial Statements.

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

The carrying amounts of MidAmerican Energy’s cash,  certain cash equivalents, restricted cash and short-term investments, receivables, payables, accrued liabilities and short-term debt approximate fair value because of the short-term maturity of these instruments. MidAmerican Energy has various financial assets and liabilities that are measured at fair value in the Consolidated Financial Statements using inputs from the three levels of the fair value hierarchy. A financial asset or liability classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The three levels are as follows:

•	Level 1 – Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that MidAmerican Energy has the ability to access at the measurement date.

•
Level 2 – Inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

•
Level 3 – Unobservable inputs reflect MidAmerican Energy’s judgments about the assumptions market participants would use in pricing the asset or liability since limited market data exists. MidAmerican Energy develops these inputs based on the best information available, including its own data.

The following table presents MidAmerican Energy’s assets and liabilities recognized in the Consolidated Balance Sheet and measured at fair value on a recurring basis as of June 30, 2009 (in millions):

	Input Levels for Fair Value Measurements
Description	Level 1	Level 2	Level 3	Other(1)	Total

Assets(2) :
Commodity derivatives	$5	$58	$35	$(51)	$47
Investments in available-for-sale securities:
Money market mutual funds(3)	12	-	-	-	12
Debt securities	61	52	12	-	125
Equity securities	120	-	-	-	120
	$198	$110	$47	$(51)	$304

Liabilities:
Commodity derivatives	$(10)	$(124)	$(6)	$69	$(71)

(1)	Primarily represents a net cash collateral receivable of $18 million and netting under master netting arrangements.

(2)	Does not include investments in either pension or other postretirement benefit plan assets.

(3)
Amounts are included in cash and cash equivalents, in restricted cash and short-term investments and in investments and nonregulated property, net on the Consolidated Balance Sheet. The fair value of these money market mutual funds approximates cost.

The following table presents MidAmerican Energy’s assets and liabilities recognized in the Consolidated Balance Sheet and measured at fair value on a recurring basis as of December 31, 2008 (in millions):

	Input Levels for Fair Value Measurements
Description	Level 1	Level 2	Level 3	Other(1)	Total

Assets(2):
Commodity derivatives	$2	$55	$48	$(48)	$57
Investments in available-for-sale securities:
Money market mutual funds(3)	23	-	-	-	23
Debt securities	45	75	16	-	136
Equity securities	103	-	-	-	103
	$173	$130	$64	$(48)	$319

Liabilities:
Commodity derivatives	$(55)	$(120)	$(8)	$95	$(88)

(1)	Primarily represents a net cash collateral receivable of $47 million and netting under master netting arrangements.

(2)	Does not include investments in either pension or other postretirement benefit plan assets.

(3)
Amounts are included in cash and cash equivalents, in restricted cash and short-term investments and in investments and nonregulated property, net on the Consolidated Balance Sheet. The fair value of these money market mutual funds approximates cost.

The fair value of commodity derivative contracts is determined using unadjusted quoted prices for identical contracts on the applicable exchange in which MidAmerican Energy transacts. When quoted prices for identical contracts are not available, MidAmerican Energy uses forward price curves derived from market price quotations, when available, or internally developed and commercial models, with internal and external fundamental data inputs. Market price quotations are obtained from independent energy brokers, exchanges, direct communication with market participants and actual transactions executed by MidAmerican Energy. Market price quotations for certain major electricity and natural gas trading hubs are generally readily obtainable for the applicable term of MidAmerican Energy’s outstanding commodity derivative contracts; therefore, MidAmerican Energy’s forward price curves for those locations and periods reflect observable market quotes. Market price quotations for other electricity and natural gas trading hubs are not as readily obtainable or the contract is not actively traded. Given that limited market data exists for these contracts, MidAmerican Energy uses forward price curves derived from internal models based on perceived pricing relationships to major trading hubs that are based on significant unobservable inputs. Refer to Note 4 for further discussion regarding MidAmerican Energy’s risk management and hedging activities.

MidAmerican Energy’s investments in debt and equity securities, including certain cash equivalents, are accounted for as available-for-sale and are stated at fair value. When available, the quoted market price or net asset value of an identical security in the principal market is used to record the fair value. In the absence of a quoted market price or net asset value in a readily observable and active market, the fair value is determined using pricing models or net asset values based on observable market inputs and quoted market prices of securities with similar characteristics. The fair value of MidAmerican Energy’s investments in auction rate securities, where there is no current liquid market, is determined using pricing models based on available observable market data and MidAmerican Energy’s judgment about the assumptions, including liquidity and nonperformance risks, which market participants would use when pricing the asset. All of MidAmerican Energy’s available-for-sale securities in Levels 1 and 2 above are held in nuclear decommissioning trusts for the Quad Cities Station.

The following table reconciles the beginning and ending balances of MidAmerican Energy’s assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs for the three-month periods ended June 30 (in millions):

	2009		2008
	Commodity	Debt	Commodity	Debt
	Derivatives	Securities	Derivatives	Securities

Beginning balance	$51	$16	$(13)	$36
Changes included in earnings(1)	1	-	(10)	-
Unrealized (losses) included in other comprehensive income	-	(4)	-	(5)
Unrealized (losses) included in regulatory assets and liabilities	(10)	-	(7)	-
Settlements	(13)	-	6	-
Ending balance	$29	$12	$(24)	$31

(1)
Changes included in earnings are reported as nonregulated revenue in the Consolidated Statements of Operations. Net unrealized gains (losses) included in earnings for the three-month periods ended June 30, 2009 and 2008, related to commodity derivatives held at June 30, 2009 and 2008, totaled $1 million and $(10) million, respectively.

The following table reconciles the beginning and ending balances of MidAmerican Energy’s assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs for the six-month periods ended June 30 (in millions):

	2009		2008
	Commodity	Debt	Commodity	Debt
	Derivatives	Securities	Derivatives	Securities

Beginning balance	$40	$16	$-	$40
Changes included in earnings(1)	19	-	(22)	-
Unrealized gains (losses) included in other comprehensive income	-	(4)	1	(9)
Unrealized gains (losses) included in regulatory assets and liabilities	5	-	(11)	-
Settlements	(35)	-	8	-
Ending balance	$29	$12	$(24)	$31

(1)
Changes included in earnings are reported as nonregulated revenue in the Consolidated Statements of Operations. Net unrealized gains (losses) included in earnings for the six-month periods ended June 30, 2009 and 2008, related to commodity derivatives held at June 30, 2009 and 2008, totaled $15 million and $(21) million, respectively.

MidAmerican Energy’s long-term debt is carried at cost in the Consolidated Financial Statements. The fair value of MidAmerican Energy’s long-term debt has been estimated based upon quoted market prices, where available, or at the present value of future cash flows discounted at rates consistent with comparable maturities with similar credit risks. The carrying amount of MidAmerican Energy’s variable-rate long-term debt approximates fair value because of the frequent repricing of these instruments at market rates. The following table presents the carrying amount and estimated fair value of MidAmerican Energy’s long-term debt (in millions):

	As of June 30, 2009		As of December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Long-term debt	$2,865	$2,983	$2,865	$2,887

(4)	Risk Management and Hedging Activities

MidAmerican Energy is exposed to the impact of market fluctuations in commodity prices and interest rates. MidAmerican Energy is principally exposed to electricity and natural gas commodity price risk as it has an obligation to serve retail customer load in its regulated service territory. MidAmerican Energy also provides nonregulated retail natural gas and electricity in competitive markets. MidAmerican Energy’s load and generation assets represent substantial underlying commodity positions. Exposures to commodity prices consist mainly of variations in the price of fuel to generate electricity, wholesale electricity that is purchased and sold, and natural gas supply for regulated and nonregulated retail customers. Electricity and natural gas prices are subject to wide price swings as supply and demand for these commodities are impacted by, among many other unpredictable items, changing weather, market liquidity, generation plant availability, customer usage, storage, and transmission and transportation constraints. Interest rate risk exists on variable-rate debt, commercial paper and future debt issuances. MidAmerican Energy does not engage in a material amount of proprietary trading activities.

MidAmerican Energy has established a risk management process that is designed to identify, assess, monitor, report, manage and mitigate each of the various types of risk involved in its business. To mitigate a portion of its commodity risk, MidAmerican Energy uses commodity derivative contracts, including forward contracts, futures, options, fixed price and basis swaps and other agreements, to effectively secure future supply or sell future production generally at fixed prices. MidAmerican Energy manages its interest rate risk by limiting its exposure to variable interest rates and by monitoring market changes in interest rates. MidAmerican Energy may from time to time enter into interest rate derivative contracts, such as interest rate swaps or locks, to effectively modify its exposure to interest rate risk. MidAmerican Energy does not hedge all of its commodity price and interest rate risks, thereby exposing the unhedged portion to the risks and benefits of spot-market price movements.

There have been no significant changes in MidAmerican Energy’s significant accounting policies related to derivatives. Refer to Notes 2 and 3 of Notes to Consolidated Financial Statements for additional information on derivative contracts.

The following table, which excludes contracts that qualify for the normal purchases or normal sales exemption afforded by GAAP, summarizes the fair value of MidAmerican Energy’s derivative contracts, on a gross basis, and reconciles those amounts to the amounts presented on a net basis on the Consolidated Balance Sheet as of June 30, 2009 (in millions):

	Balance Sheet Locations
	Current	Other	Current	Other
	Assets	Assets	Liabilities	Liabilities
	- Other	- Other	- Other	- Other	Total

Not Designated as Hedging Contracts(1)(2):
Commodity assets	$71	$12	$10	$3	$96
Commodity liabilities	(9)	-	(22)	(6)	(37)
Total	62	12	(12)	(3)	59

Designated as Cash Flow Hedging Contracts(1):
Commodity assets	-	1	1	-	2
Commodity liabilities	(1)	(1)	(63)	(38)	(103)
Total	(1)	-	(62)	(38)	(101)

Total derivatives	61	12	(74)	(41)	(42)
Cash collateral receivable (payable)	(26)	-	38	6	18
Total derivatives - net basis	$35	$12	$(36)	$(35)	$(24)

(1)	Derivative contracts within these categories are subject to master netting arrangements and are presented on a net basis in the Consolidated Balance Sheet.

(2)
The majority of MidAmerican Energy’s commodity derivatives not designated as hedging contracts are recoverable from customers in regulated rates and as of June 30, 2009, a net regulatory liability of $55 million was recorded related to the net derivative assets of $59 million.

Not Designated As Hedging Contracts

For MidAmerican Energy’s regulated electric and regulated gas commodity derivatives not designated as hedging contracts, the settled amount is generally recovered from customers in regulated rates. Accordingly, the net unrealized gains and losses associated with interim price movements on contracts that are accounted for as derivatives and probable of recovery in rates are recorded as net regulatory assets or liabilities. The following table reconciles the beginning and ending balances of MidAmerican Energy’s net regulatory assets and (liabilities) and summarizes the pre-tax gains and losses on commodity derivative contracts recognized in net regulatory assets and regulatory liabilities, as well as amounts reclassified to earnings (in millions):

	Three-Month	Six-Month
	Period Ended	Period Ended
	June 30, 2009	June 30, 2009

Beginning balance	$(70)	$4
Changes in fair value recognized in net regulatory assets and liabilities	(7)	(35)
Gains reclassified to earnings - operating revenue	18	31
Gains reclassified to earnings - cost of fuel, energy and capacity	4	8
Losses reclassified to earnings - cost of gas sold	-	(63)
Ending balance	$(55)	$(55)

For most of MidAmerican Energy’s commodity derivative contracts not designated as hedging contracts and not recorded as a net regulatory asset or liability, unrealized gains and losses are recognized on the Consolidated Statements of Operations as nonregulated operating revenue for sales contracts and as nonregulated costs of sales for purchase contracts and electricity and natural gas swap contracts. MidAmerican Energy also had a weather derivative for which unrealized gains and losses were recognized in regulated cost of gas sold. The following table summarizes the pre-tax gains (losses) included within the Consolidated Statement of Operations associated with MidAmerican Energy’s derivative contracts not designated as hedging contracts and not recorded as a net regulatory asset or liability (in millions):

	Three-Month	Six-Month
	Period Ended	Period Ended
	June 30, 2009	June 30, 2009

Nonregulated operating revenue	$1	$19
Regulated cost of gas sold	-	1
Nonregulated cost of sales	2	(13)
Total	$3	$7

Designated as Cash Flow Hedging Contracts

MidAmerican Energy uses derivative contracts accounted for as cash flow hedges to hedge electricity and natural gas commodity prices for delivery to nonregulated customers.

The following table reconciles the beginning and ending balances of MidAmerican Energy’s accumulated other comprehensive loss (pre-tax) and summarizes pre-tax gains and losses on derivative contracts designated and qualifying as cash flow hedges recognized in other comprehensive income (“OCI”), as well as amounts reclassified to earnings during the three- and six-month periods ended June 30, 2009 (in millions):

	Three-Month	Six-Month
	Period Ended	Period Ended
	June 30, 2009	June 30, 2009

Beginning balance	$134	$80
(Gains) losses recognized in OCI	(6)	70
Losses reclassified to earnings - nonregulated cost of sales	(27)	(49)
Ending balance	$101	$101

Realized gains and losses on all hedges and hedge ineffectiveness are recognized in income as nonregulated operating revenue or nonregulated cost of sales depending upon the nature of the item being hedged. For the three- and six-month periods ended June 30, 2009 and 2008, hedge ineffectiveness was insignificant. As of June 30, 2009, MidAmerican Energy had cash flow hedges with expiration dates extending through December 2013 and $64 million of pre-tax net unrealized losses are forecasted to be reclassified from accumulated other comprehensive loss into earnings over the next twelve months as contracts settle.

The following table summarizes the net notional amounts of outstanding derivative contract volumes with fixed price terms that comprise the mark-to-market values (in millions):

	Unit of	As of
	Measure	June 30, 2009
Commodity contracts:
Electricity purchases	Megawatt hours	4
Natural gas purchases	Decatherms	22
Fuel purchases	Gallons	4

Credit Risk

MidAmerican Energy extends unsecured credit to other utilities, energy marketers, financial institutions and other market participants in conjunction with wholesale energy supply and marketing activities. Credit risk relates to the risk of loss that might occur as a result of nonperformance by counterparties of their contractual obligations to make or take delivery of electricity, natural gas or other commodities and to make financial settlements of these obligations. Credit risk may be concentrated to the extent that one or more groups of counterparties have similar economic, industry or other characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in market or other conditions. In addition, credit risk includes not only the risk that a counterparty may default due to circumstances relating directly to it, but also the risk that a counterparty may default due to circumstances involving other market participants that have a direct or indirect relationship with the counterparty.

MidAmerican Energy analyzes the financial condition of each significant wholesale counterparty before entering into any transactions, establishes limits on the amount of unsecured credit to be extended to each counterparty and evaluates the appropriateness of unsecured credit limits on an ongoing basis. To mitigate exposure to the financial risks of wholesale counterparties, MidAmerican Energy enters into netting and collateral arrangements that may include margining and cross-product netting agreements and obtaining third-party guarantees, letters of credit and cash deposits. Counterparties may be assessed interest fees for delayed payments. If required, MidAmerican Energy exercises rights under these arrangements, including calling on the counterparty’s credit support arrangement. Based on MidAmerican Energy’s policies and risk exposures related to credit, it does not anticipate a material adverse effect on its consolidated financial results as a result of counterparty nonperformance.

Collateral and Contingent Features

In accordance with industry practice, certain derivative contracts contain provisions that require MidAmerican Energy to maintain specific credit ratings from one or more of the major credit rating agencies on its senior unsecured debt. These derivative contracts may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels (“credit-risk-related contingent features”) or provide the right for counterparties to demand “adequate assurance” in the event of a material adverse change in MidAmerican Energy’s creditworthiness. These rights can vary by contract and by counterparty. As of June 30, 2009, MidAmerican Energy’s credit ratings from the three recognized credit rating agencies were investment grade.

The aggregate fair value of MidAmerican Energy’s derivative contracts in liability positions with specific credit-risk-related contingent features totaled $127 million as of June 30, 2009, for which MidAmerican Energy had posted collateral of $44 million. If all credit-risk-related contingent features for derivative contracts in liability positions had been triggered as of June 30, 2009, MidAmerican Energy would have been required to post $66 million of additional collateral. MidAmerican Energy’s collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings or other factors.

(5)	Employee Benefit Plans

MidAmerican Energy sponsors a noncontributory defined benefit pension plan covering substantially all employees of MEHC and its domestic energy subsidiaries other than PacifiCorp. MidAmerican Energy also sponsors certain postretirement health care and life insurance benefits covering substantially all retired employees of MEHC and its domestic energy subsidiaries other than PacifiCorp. Net periodic benefit cost for pension and other postretirement benefit plans included the following components (in millions):

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2009	2008	2009	2008
Pension:
Service cost	$5	$6	$9	$13
Interest cost	13	10	21	20
Expected return on plan assets	(13)	(12)	(21)	(23)
Net amortization	(1)	1	(1)	1
Net periodic benefit cost	$4	$5	$8	$11

Other Postretirement:
Service cost	$1	$1	$2	$3
Interest cost	2	3	5	7
Expected return on plan assets	(3)	(4)	(5)	(8)
Net amortization	(2)	1	(1)	1
Net periodic benefit cost	$(2)	$1	$1	$3

Employer contributions to pension and other postretirement benefit plans are expected to be $8 million and $8 million, respectively, during 2009. As of June 30, 2009, $3 million and $6 million of contributions had been made to pension and other postretirement benefit plans, respectively.

(6)	Commitments and Contingencies

Legal Matters

MidAmerican Energy is a party to a variety of legal actions or claims arising out of the normal course of business. Plaintiffs occasionally seek punitive or exemplary damages. MidAmerican Energy does not believe that such normal and routine matters will have a material effect on its consolidated financial results.

Environmental Matters

Climate Change

In June 2009, the United States House of Representatives passed the American Clean Energy and Security Act of 2009 (“Waxman-Markey bill”) introduced by Representatives Henry Waxman and Edward Markey. In addition to a federal renewable portfolio standard, which would require utilities to obtain a portion of their energy from certain qualifying renewable sources, and energy efficiency measures, the bill requires a reduction in greenhouse gas emissions beginning in 2012, with emission reduction targets of 3% below 2005 levels by 2012; 17% below 2005 levels by 2020; 42% below 2005 levels by 2030; and 83% below 2005 levels by 2050 under a “cap and trade” program. Similar bills seeking to create “cap and trade” systems for greenhouse gas emissions have also been introduced in the United States Senate. If the Waxman-Markey bill or some other federal comprehensive climate change bill were to pass both Houses of Congress and be signed into law by the President, the impact on MidAmerican Energy’s financial performance could be material and would depend on a number of factors, including the required timing and level of greenhouse gas reductions, the price and availability of offsets and allowances used for compliance and the ability of MidAmerican Energy to receive revenue from customers for increased costs. The new law would likely result in increased operating costs and expenses, additional capital expenditures and asset retirements and may negatively impact demand for electricity. MidAmerican Energy expects it will be allowed to recover the costs to comply with climate change requirements.

(7)	Income Taxes

The effective tax rates were 10% and 22% for the three-month periods ended June 30, 2009 and 2008, respectively, and 14% and 25% for the six-month periods ended June 30, 2009 and 2008, respectively. The decrease in the 2009 effective tax rates compared to 2008 was due to the benefit of additional production tax credits and the effects of ratemaking.

(8)	Comprehensive Income and Components of Accumulated Other Comprehensive Loss, Net

Comprehensive income consists of the following components (in millions):

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2009	2008	2009	2008

Net income	$46	$60	$145	$167
Other comprehensive income (loss):
Fair value adjustment on cash flow hedges, net of tax of $13, $2, $(9) and $10	20	5	(12)	16
Unrealized losses on available-for-sale securities, net of tax of $(1), $(2), $(1) and $(4)	(3)	(3)	(3)	(5)
Total other comprehensive income (loss)	17	2	(15)	11

Comprehensive income	$63	$62	$130	$178

Accumulated other comprehensive loss, net consists of the following components (in millions):

	As of
	June 30,	December 31,
	2009	2008

Fair value adjustment on cash flow hedges, net of tax of $(40) and $(31)	$(61)	$(49)
Unrealized losses on available-for-sale securities, net of tax of $(9) and $(8)	(14)	(11)
Total accumulated other comprehensive loss, net	$(75)	$(60)

(9)	Segment Information

MidAmerican Energy has identified three reportable operating segments: regulated electric, regulated gas and nonregulated energy. The regulated electric segment derives most of its revenue from regulated retail sales of electricity to residential, commercial, and industrial customers and from wholesale sales. The regulated gas segment derives most of its revenue from regulated retail sales of natural gas to residential, commercial, and industrial customers and also obtains significant revenue by transporting gas owned by others through its distribution system. Pricing for regulated electric and regulated gas sales are established separately by regulatory agencies; therefore, management also reviews each segment separately to make decisions regarding allocation of resources and in evaluating performance. The nonregulated energy segment derives most of its revenue from nonregulated retail electric and gas activities. Common operating costs, interest income, interest expense and income tax expense are allocated to each segment based on certain factors, which primarily relate to the nature of the cost.

The following tables provide information on a reportable operating segment basis (in millions):

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2009	2008	2009	2008
Operating revenue:
Regulated electric	$391	$492	$835	$975
Regulated gas	118	280	506	851
Nonregulated energy	252	307	556	625
Total operating revenue	$761	$1,079	$1,897	$2,451

Depreciation and amortization:
Regulated electric	$74	$69	$148	$133
Regulated gas	9	8	17	16
Total depreciation and amortization	$83	$77	$165	$149

Operating income:
Regulated electric	$63	$89	$160	$205
Regulated gas	4	3	47	48
Nonregulated energy	17	11	34	25
Total operating income	$84	$103	$241	$278

	As of
	June 30,	December 31,
	2009	2008
Total assets:
Regulated electric	$7,273	$7,297
Regulated gas	846	972
Nonregulated energy	231	251
Total assets	$8,350	$8,520

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Member
MidAmerican Funding, LLC
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Funding, LLC and subsidiaries (the “Company”) as of June 30, 2009, and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2009 and 2008, and of cash flows and changes in equity for the six-month periods ended June 30, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.

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

/s/ Deloitte & Touche LLP

Des Moines, Iowa
August 7, 2009

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)
	As of
	June 30, 2009	December 31, 2008
ASSETS
Utility plant, net:
Electric	$9,230	$8,952
Gas	1,167	1,155
	10,397	10,107
Accumulated depreciation and amortization	(3,543)	(3,426)
	6,854	6,681
Construction work in progress	85	233
Total utility plant, net	6,939	6,914
Current assets:
Cash and cash equivalents	12	10
Restricted cash and short-term investments	12	15
Receivables, net	322	468
Inventories	144	158
Other	132	114
Total current assets	622	765
Other assets:
Investments and nonregulated property, net	416	415
Goodwill	1,270	1,270
Regulatory assets	320	368
Other	70	78
Total other assets	2,076	2,131
Total assets	$9,637	$9,810

CAPITALIZATION AND LIABILITIES
Capitalization:
MidAmerican Funding member’s equity	$3,198	$3,081
Noncontrolling interests	31	31
Long-term debt, excluding current portion	3,390	3,390
Total capitalization	6,619	6,502
Current liabilities:
Short-term debt	207	457
Note payable to affiliate	247	59
Current portion of long-term debt	-	175
Accounts payable	191	352
Taxes accrued	102	104
Interest accrued	56	60
Other	94	100
Total current liabilities	897	1,307
Other liabilities:
Deferred income taxes	808	700
Investment tax credits	35	36
Asset retirement obligations	209	200
Regulatory liabilities	671	659
Other	398	406
Total other liabilities	2,121	2,001
Total capitalization and liabilities	$9,637	$9,810

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2009	2008	2009	2008
Operating revenue:
Regulated electric	$391	$492	$835	$975
Regulated gas	118	280	506	851
Nonregulated	254	309	558	628
Total operating revenue	763	1,081	1,899	2,454

Operating costs and expenses:
Regulated:
Cost of fuel, energy and capacity	114	189	250	365
Cost of gas sold	71	232	372	712
Other operating expenses	99	97	205	201
Maintenance	50	61	90	98
Depreciation and amortization	83	77	165	149
Property and other taxes	25	26	54	51
	442	682	1,136	1,576
Nonregulated:
Cost of sales	229	290	508	589
Other	8	5	15	10
	237	295	523	599
Total operating costs and expenses	679	977	1,659	2,175

Operating income	84	104	240	279

Non-operating income:
Interest and dividend income	1	2	2	3
Allowance for equity funds	-	7	-	11
Other, net	4	3	5	3
Total non-operating income	5	12	7	17

Fixed charges:
Interest on long-term debt	48	51	98	98
Other interest expense	-	-	2	2
Allowance for borrowed funds	-	(3)	(1)	(6)
Total fixed charges	48	48	99	94

Income before income tax expense	41	68	148	202
Income tax expense	1	14	15	48

Net income	40	54	133	154
Net income attributable to noncontrolling interests	1	1	1	1

Net income attributable to MidAmerican Funding	$39	$53	$132	$153

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Six-Month Periods Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$133	$154
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	166	149
Provision for deferred income taxes, net	120	92
Changes in other assets and liabilities	15	14
Other, net	12	(13)
Changes in other operating assets and liabilities:
Receivables, net	144	(84)
Inventories	13	27
Derivative collateral, net	12	(14)
Accounts payable	(112)	8
Taxes accrued	(31)	5
Other current assets and liabilities	-	12
Net cash flows from operating activities	472	350

Cash flows from investing activities:
Utility construction expenditures	(235)	(560)
Purchases of available-for-sale securities	(180)	(72)
Proceeds from sales of available-for-sale securities	167	69
Net decrease in restricted cash and short-term investments	3	-
Other, net	13	1
Net cash flows from investing activities	(232)	(562)

Cash flows from financing activities:
Dividends paid	(1)	(1)
Proceeds from long-term debt	-	349
Repayment of long-term debt	(175)	-
Net change in note payable to affiliate	188	12
Net repayments of short-term debt	(250)	(86)
Other, net	-	2
Net cash flows from financing activities	(238)	276

Net change in cash and cash equivalents	2	64
Cash and cash equivalents at beginning of period	10	12
Cash and cash equivalents at end of period	$12	$76

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
(Amounts in millions)

	MidAmerican Funding Member’s Equity
			Accumulated
			Other
			Comprehensive
	Paid-in Capital	Retained Earnings	Income (Loss), Net	Noncontrolling Interests	Total

Balance, January 1, 2008	$1,670	$1,154	$1	$31	$2,856
Net income	-	153	-	1	154
Other comprehensive income	-	-	11	-	11
Distributions	-	-	-	(1)	(1)
Other equity transactions	-	(1)	-	-	(1)
Balance, June 30, 2008	$1,670	$1,306	$12	$31	$3,019

Balance, January 1, 2009	$1,670	$1,471	$(60)	$31	$3,112
Net income	-	132	-	1	133
Other comprehensive loss	-	-	(15)	-	(15)
Distributions	-	-	-	(1)	(1)
Balance, June 30, 2009	$1,670	$1,603	$(75)	$31	$3,229

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the United States Securities and Exchange Commission’s rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the Consolidated Financial Statements as of June 30, 2009, and for the three- and six-month periods ended June 30, 2009 and 2008. Certain amounts in the prior period Consolidated Financial Statements have been reclassified to conform to the current period presentation. Such reclassifications did not impact previously reported operating income, net income or retained earnings. The results of operations for the three- and six-month periods ended June 30, 2009, are not necessarily indicative of the results to be expected for the full year. MidAmerican Funding has evaluated subsequent events through August 7, 2009, which is the date the unaudited Consolidated Financial Statements were issued.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in MidAmerican Funding’s Annual Report on Form 10-K for the year ended December 31, 2008, describes the most significant accounting policies used in the preparation of the Consolidated Financial Statements. There have been no significant changes in MidAmerican Funding’s assumptions regarding significant accounting estimates and policies during the six-month periods ended June 30, 2009.

(2)	New Accounting Pronouncements

Refer to Note 2 of MidAmerican Energy’s Notes to Consolidated Financial Statements.

In December 2007, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. MidAmerican Funding adopted SFAS No. 160 on January 1, 2009. The implementation of SFAS No. 160 did not have a material impact on MidAmerican Funding’s Consolidated Financial Statements. On the Consolidated Balance Sheets, MidAmerican Energy preferred securities, which was previously reported separately in the capitalization section, is now included in noncontrolling interests. Also, MidAmerican Funding has presented net income attributable to noncontrolling interests separately on the Consolidated Statements of Operations. Previously, these amounts were reported as preferred dividends of subsidiaries on the Consolidated Statements of Operations.

(3)	Fair Value Measurements

Refer to Note 3 of MidAmerican Energy’s Notes to Consolidated Financial Statements.

MidAmerican Funding’s long-term debt is carried at cost in the Consolidated Financial Statements. The fair value of MidAmerican Funding’s long-term debt has been estimated based upon quoted market prices, where available, or at the present value of future cash flows discounted at rates consistent with comparable maturities with similar credit risks. The carrying amount of MidAmerican Funding’s variable-rate long-term debt approximates fair value because of the frequent repricing of these instruments at market rates. The following table presents the carrying amount and estimated fair value of MidAmerican Funding’s long-term debt (in millions):

	As of June 30, 2009		As of December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Long-term debt	$3,390	$3,549	$3,565	$3,610

(4)	Risk Management and Hedging Activities

Refer to Note 4 of MidAmerican Energy’s Notes to Consolidated Financial Statements.

(5)	Employee Benefit Plans

Refer to Note 5 of MidAmerican Energy’s Notes to Consolidated Financial Statements.

(6)	Commitments and Contingencies

MidAmerican Funding is a party to a variety of legal actions or claims arising out of the normal course of business. Plaintiffs occasionally seek punitive or exemplary damages. MidAmerican Funding does not believe that such normal and routine matters will have a material effect on its consolidated financial results.

Refer to Note 6 of MidAmerican Energy’s Notes to Consolidated Financial Statements.

(7)	Income Taxes

The effective tax rates were 2% and 21% for the three-month periods ended June 30, 2009 and 2008, respectively, and 10% and 24% for the six-month periods ended June 30, 2009 and 2008, respectively. The decrease in the 2009 effective tax rates compared to 2008 was due to the benefit of additional production tax credits and the effects of ratemaking.

(8)	Comprehensive Income and Components of Accumulated Other Comprehensive Loss, Net

Comprehensive income attributable to MidAmerican Funding consists of the following components (in millions):

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2009	2008	2009	2008

Net income attributable to MidAmerican Funding	$39	$53	$132	$153
Other comprehensive income (loss) attributable to MidAmerican Funding:
Fair value adjustment on cash flow hedges, net of tax of $13, $2, $(9) and $10	20	5	(12)	16
Unrealized losses on available-for-sale securities, net of tax of $(1), $(2), $(1) and $(4)	(3)	(3)	(3)	(5)
Total other comprehensive income (loss) attributable to MidAmerican Funding	17	2	(15)	11

Comprehensive income attributable to MidAmerican Funding	$56	$55	$117	$164

Refer to Note 8 of MidAmerican Energy’s Notes to Consolidated Financial Statements for the components of accumulated other comprehensive loss, net.

(9)	Segment Information

MidAmerican Funding has identified three reportable operating segments: regulated electric, regulated gas and nonregulated energy. The regulated electric segment derives most of its revenue from regulated retail sales of electricity to residential, commercial, and industrial customers and from wholesale sales. The regulated gas segment derives most of its revenue from regulated retail sales of natural gas to residential, commercial, and industrial customers and also obtains significant revenue by transporting gas owned by others through its distribution system. Pricing for regulated electric and regulated gas sales are established separately by regulatory agencies; therefore, management also reviews each segment separately to make decisions regarding allocation of resources and in evaluating performance. The nonregulated energy segment derives most of its revenue from nonregulated retail electric and gas activities. Common operating costs, interest income, interest expense and income tax expense are allocated to each segment based on certain factors, which primarily related to the nature of the cost. “Other” in the tables below consists of the nonregulated subsidiaries of MidAmerican Funding not engaged in the energy business and parent company interest expense.

The following tables provide information on a reportable operating segment basis (in millions):

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2009	2008	2009	2008
Operating revenue:
Regulated electric	$391	$492	$835	$975
Regulated gas	118	280	506	851
Nonregulated energy	252	307	556	625
Other	2	2	2	3
Total operating revenue	$763	$1,081	$1,899	$2,454

Depreciation and amortization:
Regulated electric	$74	$69	$148	$133
Regulated gas	9	8	17	16
Total depreciation and amortization	$83	$77	$165	$149

Operating income:
Regulated electric	$63	$89	$160	$205
Regulated gas	4	3	47	48
Nonregulated energy	17	11	34	25
Other	-	1	(1)	1
Total operating income	$84	$104	$240	$279

	As of
	June 30,	December 31,
	2009	2008
Total assets(1):
Regulated electric	$8,464	$8,488
Regulated gas	924	1,051
Nonregulated energy	231	251
Other	18	20
Total assets	$9,637	$9,810

(1)	Total assets by operating segment reflect the assignment of goodwill to applicable reporting units.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Forward-Looking Statements

This report contains statements that do not directly or exclusively relate to historical facts. These statements are ‘‘forward-looking statements’’ within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can typically be identified by the use of forward-looking words, such as “may,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “intend,” “potential,” “plan,” “forecast,” and similar terms. These statements are based upon MidAmerican Funding’s and MidAmerican Energy’s current intentions, assumptions, expectations and beliefs and are subject to risks, uncertainties and other important factors. Many of these factors are outside the control of MidAmerican Funding or MidAmerican Energy and could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include, among others:

•	general economic, political and business conditions in the jurisdictions in which MidAmerican Energy’s facilities operate;

•	changes in governmental, legislative, or regulatory requirements affecting MidAmerican Energy or the electric or gas utility industries;

•	changes in, and compliance with, environmental laws, regulations, decisions and policies that could increase operating and capital costs, reduce plant output or delay plant construction;

•	the outcome of general rate cases and other proceedings conducted by regulatory commissions or other governmental and legal bodies;

•	changes in economic, industry or weather conditions, as well as demographic trends, that could affect customer growth and usage or supply of electricity and gas;

•	a high degree of variance between actual and forecasted load and prices that could impact the hedging strategy and costs to balance electricity and load supply;

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

Further details of the potential risks and uncertainties affecting MidAmerican Funding or MidAmerican Energy are described in their filings with the SEC, including Part II, Item 1A and other discussions contained in this Form 10-Q. MidAmerican Funding and MidAmerican Energy undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors should not be construed as exclusive.

Results of Operations for the Second Quarter and First Six Months of 2009 and 2008

Overview

MidAmerican Energy’s earnings on common stock for the second quarter of 2009 was $45 million, a decrease of $14 million, or 24%, and for the first six months of 2009 was $144 million, a decrease of $22 million, or 13%, compared to 2008. Operating income decreased $19 million for the second quarter of 2009 and $37 million for the first six months of 2009 compared to 2008 due in large part to the current recessionary economic conditions, which has lowered demand for electricity. Accordingly, prices and volumes for electric wholesale sales and sales volumes for electric retail industrial customers decreased compared to 2008. These decreases were partially offset by greater sales volumes for other retail customers and a lower average cost of energy due in part to reduced costs of purchased energy and the addition of wind-powered generating facilities in 2008. As a result of the increase in wind-powered generation plant, depreciation expense increased compared to the second quarter and first six months of 2008. Maintenance expense decreased for 2009 due to significant emergency storm restoration in 2008 and less maintenance of fossil-fueled generating plant in 2009. Additionally, a reduction in income taxes for 2009 due to the benefits of additional production tax credits in 2009 and the effects of ratemaking,  partially offset the decreases in pre-tax income. Net income attributable to MidAmerican Funding for the second quarter of 2009 was $39 million, a decrease of $14 million, or 26%, and for the first six months of 2009 was $132 million, a decrease of $21 million, or 14%, compared to 2008.

Regulated Electric Gross Margin

	Second Quarter				First Six Months
	2009	2008	Change		2009	2008	Change
Gross margin (in millions):
Operating revenue	$391	$492	$(101)	(21)%	$835	$975	$(140)	(14)%
Less - cost of fuel, energy and capacity	114	189	(75)	(40)	250	365	(115)	(32)
Electric gross margin	$277	$303	$(26)	(9)	$585	$610	$(25)	(4)

Sales (Gigawatt hours (“GWh”)):
Retail	4,832	5,012	(180)	(4)%	9,889	10,248	(359)	(4)%
Wholesale	2,631	3,536	(905)	(26)	6,542	7,178	(636)	(9)
Total	7,463	8,548	(1,085)	(13)	16,431	17,426	(995)	(6)

Electric gross margin for the second quarter of 2009 decreased $26 million compared to the second quarter of 2008 due to a $26 million decrease in gross margin on electric wholesale sales, which include sales of energy to markets operated by regional transmission organizations, other utilities, municipalities and marketers inside and outside of MidAmerican Energy’s balancing authority area. The decrease in electric wholesale gross margin was due to a significant reduction in the average margin on sales and a 26% decrease in wholesale volumes principally as a result of current economic conditions, which have created downward pressure on prices in the market and reduced demand for electricity. Gross margin on electric retail sales was relatively unchanged compared to the second quarter of 2008, with an economically-driven lower industrial load being substantially offset by lower costs of purchased electricity and natural gas, the effects of warmer temperatures in the service territory, and customer growth. Additionally, recovery of electric energy efficiency program costs increased $2 million compared to the second quarter of 2008, contributing to electric retail gross margin. Changes in the recovery of energy efficiency program costs are substantially matched by changes in other operating expenses. In total, retail sales volumes decreased 4% for the second quarter of 2009 compared to the second quarter of 2008.

Electric gross margin for the first six months of 2009 decreased $25 million compared to the first six months of 2008. Electric wholesale gross margin decreased $40 million primarily due to a significant reduction in the average margin on wholesale sales as a result of the current economy’s downward pressure on prices in the wholesale market. A 9% decrease in wholesale sales volumes also contributed to the decrease. Gross margin on electric retail sales increased $15 million compared to the first six months of 2008 principally due to a reduction in the average cost of purchased electricity and natural gas and less energy produced with natural gas. Customer growth and slightly more favorable temperatures in the service territory also contributed to the increase in electric retail gross margin. The positive impact of these factors was partially offset by a reduction in sales to industrial customers as a result of current economic conditions. Additionally, recovery of electric energy efficiency program costs increased $5 million compared to the first six months of 2008. Changes in the recovery of energy efficiency program costs are substantially matched by changes in other operating expenses. Income from the sales of renewable energy credits decreased $2 million.

Regulated Gas Gross Margin

	Second Quarter				First Six Months
	2009	2008	Change		2009	2008	Change
Gross margin (in millions):
Operating revenue	$118	$280	$(162)	(58)%	$506	$851	$(345)	(41)%
Less - cost of gas sold	71	232	(161)	(69)	372	712	(340)	(48)
Gas gross margin	$47	$48	$(1)	(2)	$134	$139	$(5)	(4)

Sales (000’s decatherms (“Dths”)):
Retail	10,789	11,565	(776)	(7)%	48,765	53,065	(4,300)	(8)%
Wholesale	8,537	11,011	(2,474)	(22)	22,930	21,915	1,015	5
Total	19,326	22,576	(3,250)	(14)	71,695	74,980	(3,285)	(4)

Regulated gas revenue includes purchased gas adjustment clauses through which MidAmerican Energy is allowed to recover the cost of gas sold from its retail gas utility customers. Consequently, fluctuations in the cost of gas sold do not directly affect gross margin or net income because regulated gas revenue reflects comparable fluctuations through the purchased gas adjustment clauses. Compared to the second quarter of 2008, MidAmerican Energy’s average per-unit cost of gas sold decreased 64%, resulting in a $130 million decrease in gas revenue and cost of gas sold for the second quarter of 2009. MidAmerican Energy’s average per-unit cost of gas sold decreased 45% for the first six months of 2009 compared to the first six months of 2008, resulting in a $309 million decrease in gas revenue and cost of gas sold. Additionally, regulated gas revenue decreased compared to the second quarter and the first six months of 2008 due to lower retail sales volumes as a result of milder temperatures during 2009 and fewer wholesale market opportunities in the second quarter of 2009.

Regulated Operating Costs and Expenses

Other operating expenses of $99 million for the second quarter of 2009 increased $2 million compared to the second quarter of 2008 due to a $4 million increase in energy efficiency program costs, which was substantially matched by an increase in related revenue.

Other operating expenses of $205 million for the first six months of 2009 increased $4 million compared to the first six months of 2008 due to an $8 million increase in energy efficiency program costs, which was substantially matched by an increase in related revenue. Additionally, increases in Quad Cities Generating Station costs and a lower property insurance refund were more than offset by the impact of cost containment efforts.

Maintenance expense of $50 million for the second quarter of 2009 decreased $11 million compared to the second quarter of 2008 due to a $6 million decrease in fossil-fueled generation plant maintenance and an $8 million decrease in costs for emergency response and restoration due to intense storms and extensive flooding in the second quarter of 2008. Maintenance expense increased $2 million for the second quarter of 2009 due to the addition of new wind-powered generating facilities during 2008.

Maintenance expense of $90 million for the first six months of 2009 decreased $8 million compared to the first six months of 2008 due to an $8 million decrease in costs for emergency response and restoration as a result of the storms and flooding in the second quarter of 2008 and a $4 million decrease in fossil-fueled generation plant maintenance. Maintenance expense increased $3 million due to the addition of new wind-powered generating facilities during 2008.

Depreciation and amortization expense of $83 million for the second quarter of 2009 increased $6 million compared to the second quarter of 2008. For the first six months of 2009, depreciation and amortization expense of $165 million increased $16 million compared to the first six months of 2008. Utility plant depreciation expense increased $14 million for the second quarter of 2009 and $29 million for the first six months of 2009 primarily as a result of additional wind-powered generating facilities placed in service in 2008. The increases were partially offset by reductions of $8 million and $12 million for the second quarter and first six months of 2009, respectively, in regulatory expense related to a revenue sharing arrangement in Iowa as a result of lower Iowa electric equity returns.

Nonregulated Gross Margin

	Second Quarter				First Six Months
	2009	2008	Change		2009	2008	Change

MidAmerican Energy (in millions):
Nonregulated operating revenue	$252	$307	$(55)	(18)%	$556	$625	$(69)	(11)%
Less - nonregulated cost of sales	228	289	(61)	(21)	507	588	(81)	(14)
Nonregulated gross margin	$24	$18	$6	33	$49	$37	$12	32

MidAmerican Funding (in millions):
Nonregulated operating revenue	$254	$309	$(55)	(18)%	$558	$628	$(70)	(11)%
Less - nonregulated cost of sales	229	290	(61)	(21)	508	589	(81)	(14)
Nonregulated gross margin	$25	$19	$6	32	$50	$39	$11	28

Nonregulated electric retail sales (GWh)	2,434	2,267	167	7%	4,809	4,652	157	3%

Nonregulated gas sales (Dths)	9,065	10,908	(1,843)	(17)%	23,000	26,160	(3,160)	(12)%

Nonregulated revenue and cost of sales for the second quarter of 2009 decreased compared to the second quarter of 2008 due to lower average prices and costs for nonregulated gas sales and a 17% decrease in related sales volumes. An increase in nonregulated electric retail revenue and cost of sales primarily due to a 7% increase in sales volumes partially offset the decreases from nonregulated gas activities. Nonregulated gross margin increased $6 million compared to the second quarter of 2008 primarily due to a higher gross margin from nonregulated electric sales due to higher price spreads and an increase in sales volumes.

Nonregulated revenue and cost of sales for the first six months of 2009 decreased compared to the first six months of 2008 due to lower average prices and costs for nonregulated gas sales and a 12% decrease in related sales volumes. An increase in nonregulated electric retail revenue and cost of sales due to higher prices and costs and a 3% increase in sales volumes partially offset the decreases from nonregulated gas activities. Nonregulated gross margin increased compared to the first six months of 2008 primarily due to improved price spreads for both nonregulated electric and nonregulated gas sales and an increase in nonregulated electric sales volumes.

Non-Operating Income

MidAmerican Energy’s non-operating income for the second quarter and first six months of 2009 decreased $6 million and $10 million, respectively, compared to the second quarter and first six months of 2008 due to a decrease in allowance for equity funds as a result of higher short-term borrowings and a decrease in construction work in progress during 2009. As a regulated public utility, MidAmerican Energy is allowed to capitalize, and record as income, a cost of construction for equity funds used, based on guidelines set forth by the Federal Energy Regulatory Commission (“FERC”).

Fixed Charges

The $3 million increase in MidAmerican Energy’s interest on long-term debt for the first six months of 2009 compared to the first six months of 2008 was due to the issuance of $350 million of 5.3% Senior Notes in March 2008 partially offset by decreases due to the retirement of long-term debt and lower variable interest rates. MidAmerican Energy is allowed to capitalize, and record as a reduction to fixed charges, a cost of construction for debt funds used, based on guidelines set forth by the FERC. Allowance for borrowed funds decreased $3 million and $5 million for the second quarter and first six months of 2009, respectively, due to a decrease in construction work in progress compared to 2008.

In February 2009, MidAmerican Funding repaid $175 million of 6.339% Senior notes, which reduced its interest on long-term debt for the second quarter and first six months of 2009.

Income Tax Expense

MidAmerican Energy’s income tax expense decreased $12 million to $5 million for the second quarter of 2009 with an effective tax rate of 10% compared to 22% for the second quarter of 2008. MidAmerican Energy’s income tax expense decreased $33 million to $23 million for the first six months of 2009 with an effective tax rate of 14% compared to 25% for the first six months of 2008. The decrease in the 2009 income tax expense and effective tax rates compared to 2008 was due to the benefit of additional production tax credits and the effects of ratemaking.

Federal law provides for federal production tax credits for energy produced by renewable electricity generation facilities, including wind-powered generation, for ten years after the in-service date. MidAmerican Energy’s income taxes for the second quarter and first six months of 2009 include $6 million and $11 million, respectively, of additional production tax credits compared to the second quarter and first six months of 2008 due to additional wind-powered generation.

State utility rate regulation in Iowa requires that the tax effect of certain timing differences be flowed through immediately to customers. Therefore, amounts that would otherwise have been recognized in income tax expense have been included as changes in regulatory assets. This treatment of such timing differences impacts the effective tax rates from year to year. Accordingly, greater tax depreciation in 2009, due primarily to the addition of wind-powered generation facilities in 2008, decreased the effective tax rate compared to 2008.

MidAmerican Funding’s income tax expense decreased $13 million to $1 million for the second quarter of 2009 with an effective tax rate of 2% compared to 21% for the second quarter of 2008. MidAmerican Funding’s income tax expense decreased $33 million to $15 million for the first six months of 2009 with an effective tax rate of 10% compared to 24% for the first six months of 2008.

Liquidity and Capital Resources

As of June 30, 2009, MidAmerican Energy’s total net liquidity available was $509 million consisting of $11 million of cash and cash equivalents and $900 million of revolving credit facilities reduced by $207 million of short-term borrowings and $195 million of the revolving credit facilities reserved to support MidAmerican Energy’s variable-rate tax-exempt bond obligations. As of June 30, 2009, MidAmerican Funding’s total net liquidity available was $514 million, including MHC’s $4 million revolving credit facility.

MidAmerican Energy has restricted cash and investments included in restricted cash and short-term investments and investments and nonregulated property, net on the Consolidated Balance Sheets totaling $245 million and $246 million as of June 30, 2009 and December 31, 2008, respectively, related to (i) its debt service reserve requirements relating to certain projects and (ii) trust funds related to nuclear decommissioning. The debt service funds are restricted by the related debt agreement to be used only for qualifying environmental projects.

Cash Flows From Operating Activities

MidAmerican Energy’s net cash flows from operating activities for the six-month periods ended June 30, 2009 and 2008, were $485 million and $361 million, respectively. MidAmerican Funding’s net cash flows from operating activities for the six-month periods ended June 30, 2009 and 2008, were $472 million and $350 million, respectively. The increase was principally due to reduced working capital requirements as a result of lower gas prices, a reduction in income taxes paid resulting from additional production tax credits and greater tax depreciation on increased capital additions in 2009, as well as a return of cash collateral posted for derivative positions.

Cash Flows From Investing Activities

MidAmerican Energy’s net cash flows from investing activities for the six-month periods ended June 30, 2009 and 2008, were $(232) million and $(561) million, respectively. MidAmerican Funding’s net cash flows from investing activities for the six-month periods ended June 30, 2009 and 2008, were $(232) million and $(562) million, respectively. Net cash flows from investing activities consist almost entirely of utility construction expenditures. The decrease in utility construction expenditures is due to the construction of wind-powered generating facilities during 2008.

Cash Flows From Financing Activities

MidAmerican Energy’s net cash flows from financing activities for the six-month periods ended June 30, 2009 and 2008,  were $(251) million and $264 million, respectively. MidAmerican Funding’s net cash flows from financing activities for the six-month periods ended June 30, 2009 and 2008, were $(238) million and $276 million, respectively. In 2009, MidAmerican Energy made repayments of short-term debt totaling $250 million compared to $86 million in 2008 due to the improvement in cash flows from operating activities and lower requirements for utility construction expenditures. In March 2008, MidAmerican Energy received proceeds from the issuance of its long-term debt totaling $349 million. In 2009, MidAmerican Funding repaid $175 million of 6.339% Senior notes and received $188 million through its note payable with MidAmerican Energy Holdings Company.

Debt Authorizations and Related Matters

MidAmerican Energy has authority from the FERC to issue commercial paper and bank notes aggregating $1.2 billion through October 30, 2010. MidAmerican Energy currently has two unsecured revolving credit facilities that support its commercial paper program and its variable-rate tax-exempt bond obligations. The $645 million multi-bank credit facility reduces in July 2012 to $530 million and expires in July 2013, and the $250 million bilateral credit facility expires in October 2009. Additionally, MidAmerican Energy has a $5 million unsecured revolving credit facility for general corporate purposes.

MidAmerican Energy currently has an effective registration statement with the SEC to issue any amount of long-term securities through October 1, 2011. It also has authorization from the FERC to issue long-term securities totaling up to $870 million through October 30, 2010. Regarding annual and multiple year capital projects, MidAmerican Energy has authorizations from the Illinois Commerce Commission (“ICC”), expiring from October 8, 2010 to October 8, 2012, to issue up to an aggregate of $993 million of long-term debt securities.

In conjunction with the March 1999 merger, MidAmerican Energy committed to the Iowa Utilities Board (“IUB”) to use commercially reasonable efforts to maintain an investment grade rating on its long-term debt and to maintain its common equity level above 42% of total capitalization unless circumstances beyond its control result in the common equity level decreasing to below 39% of total capitalization. MidAmerican Energy must seek the approval of the IUB of a reasonable utility capital structure if MidAmerican Energy’s common equity level decreases below 42% of total capitalization, unless the decrease is beyond the control of MidAmerican Energy. MidAmerican Energy is also required to seek the approval of the IUB if MidAmerican Energy’s equity level decreases to below 39%, even if the decrease is due to circumstances beyond the control of MidAmerican Energy. If MidAmerican Energy’s common equity level were to drop below the required thresholds, MidAmerican Energy’s ability to issue debt could be restricted. As of June 30, 2009, MidAmerican Energy’s common equity ratio was 48% computed on a basis consistent with its commitment.

Future Uses of Cash

MidAmerican Energy and MidAmerican Funding have available a variety of sources of liquidity and capital resources, both internal and external, including cash flows from operating activities, public and private debt offerings, the issuance of commercial paper, the use of unsecured revolving credit facilities, and other sources. These sources are expected to provide funds required for current operations, capital expenditures, debt retirements and other capital requirements. The availability and terms under which MidAmerican Energy and MidAmerican Funding have access to external financing depends on a variety of factors, including their credit ratings, investors’ judgment of risk and conditions in the overall capital market, including the condition of the utility industry in general.

Utility Construction Expenditures

MidAmerican Energy’s primary need for capital is utility construction expenditures. MidAmerican Energy’s utility construction expenditures for 2009, excluding the non-cash allowance for equity funds used during construction, are estimated to be approximately $390 million, which includes $23 million for emissions control equipment to address current and anticipated air quality regulations and $367 million for ongoing operational projects, including distribution, transmission, generation and other infrastructure needed to serve existing and expected growing demand. Capital expenditure needs are reviewed regularly by management and may change significantly as a result of such reviews, which may consider, among other factors, changes in rules and regulations, including environmental and nuclear, changes in income tax laws, general business conditions, load projections, system reliability standards, the cost and efficiency of construction labor, equipment and materials, and the cost and availability of capital.

MidAmerican Energy continues to evaluate additional cost effective wind-powered generation. On March 25, 2009, MidAmerican Energy filed with the IUB for its approval of a settlement agreement between MidAmerican Energy and the Iowa Office of Consumer Advocate (“OCA”) in conjunction with MidAmerican Energy’s ratemaking principles application to construct up to 1,001 MW (nameplate ratings) of additional wind-powered generation in Iowa through 2012. MidAmerican Energy has not entered into any contracts for the development or construction of new wind-powered generation or the purchase of any related wind turbines.

MidAmerican Energy is subject to federal, state and local laws and regulations with regard to air and water quality, hazardous and solid waste disposal, protected species and other environmental matters that have the potential to impact MidAmerican Energy’s current and future operations. The future costs (beyond existing planned capital expenditures) of complying with applicable environmental laws, regulations and rules cannot yet be reasonably estimated but could be material to MidAmerican Energy. MidAmerican Energy is not aware of any proven, commercially available technology that eliminates or captures and stores carbon dioxide emissions from coal-fired and gas-fired generation facilities, and MidAmerican Energy is uncertain when, or if, such technology will be commercially available.

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

Refer to the “Environmental Regulations” section of Item 1 of MidAmerican Energy’s Annual Report on Form 10-K for the year ended December 31, 2008, Note 6 of Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q and the “Environmental Regulations” section of this Form 10-Q for a detailed discussion of environmental matters affecting MidAmerican Energy.

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

Environmental Regulations

In addition to the updates contained herein, refer to Note 6 of Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q and Item 1 of MidAmerican Energy’s and MidAmerican Funding’s Annual Report on Form 10-K for the year ended December 31, 2008, for additional information regarding certain environmental matters affecting MidAmerican Energy’s operations.

Climate Change

In April 2009, the Environmental Protection Agency (“EPA”) issued a proposed finding, in response to the United States Supreme Court’s 2007 decision in the case of Massachusetts v. EPA, that under Section 202(a) of the Clean Air Act six greenhouse gases - carbon dioxide, methane, nitrous oxide, hydrofluorocarbons, perfluorocarbons, and sulfur hexafluoride - threaten the public health and welfare of current and future generations. The finding does not include any proposed regulations regarding greenhouse gas emissions; however, such regulatory or legislative action could have a significant adverse impact on MidAmerican Energy’s current and future fossil-fueled generating facilities.

Credit Ratings

MidAmerican Energy’s senior unsecured debt credit ratings are as follows: Moody’s Investor Service, “A2/stable;” Standard & Poor’s, “A-/stable;” and Fitch Ratings, “A/stable.” Debt and preferred securities of MidAmerican Energy are rated by nationally recognized credit rating agencies. Assigned credit ratings are based on each rating agency’s assessment of MidAmerican Energy’s ability to, in general, meet the obligations of its issued debt or preferred securities. The credit ratings are not a recommendation to buy, sell or hold securities, and there is no assurance that a particular credit rating will continue for any given period of time.

MidAmerican Funding and MidAmerican Energy have no credit rating downgrade triggers that would accelerate the maturity dates of their outstanding debt, and a change in ratings is not an event of default under the applicable debt instruments. MidAmerican Energy’s unsecured revolving credit facilities do not require the maintenance of a minimum credit rating level in order to draw upon their availability, but are subject to certain covenant tests. However, commitment fees and interest rates under the credit facilities are tied to credit ratings and increase or decrease when the ratings change. A ratings downgrade could also increase the future cost of commercial paper, short- and long-term debt issuances or new credit facilities.

In accordance with industry practice, certain agreements, including derivative contracts, contain provisions that require MidAmerican Energy to maintain specific credit ratings on their unsecured debt from one or more of the major credit ratings agencies. These agreements, including derivative contracts, may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels (“credit-risk-related contingent features”) or provide the right for counterparties to demand “adequate assurance” in the event of a material adverse change in MidAmerican Energy’s creditworthiness. These rights can vary by contract and by counterparty. If all credit-risk-related contingent features or adequate assurance provisions for these agreements, including derivative contracts, had been triggered as of June 30, 2009, MidAmerican Energy would have been required to post $270 million of additional collateral. MidAmerican Energy’s collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings or other factors. Refer to Note 4 of Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q for a discussion of MidAmerican Energy’s collateral requirements specific to its derivative contracts.

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

MidAmerican Energy has determined that participation in an RTO market as a transmission owning member would provide it with enhanced wholesale marketing opportunities through greater access to wholesale electric buyers. While MidAmerican Energy would retain ownership of its transmission assets, the RTO would be responsible for the operation of the transmission system and the administration of transmission services. MidAmerican Energy has received the necessary regulatory approvals to become a participant in the MISO market as a transmission owning member. Subject to completion of integration efforts, MidAmerican Energy anticipates its participation date will be September 1, 2009.

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

For quantitative and qualitative disclosures about market risk affecting MidAmerican Energy and MidAmerican Funding, see Item 7A of their Annual Report on Form 10-K for the year ended December 31, 2008. MidAmerican Energy’s and MidAmerican Funding’s exposure to market risk and their management of such risk has not changed materially since December 31, 2008. Refer to Note 4 of Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q for disclosure of MidAmerican Energy’s derivative positions as of June 30, 2009 and December 31, 2008.

Item 4.	Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, the Company (MidAmerican Energy or MidAmerican Funding, as applicable) carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, the Company’s management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Except as discussed below, there has been no material change to MidAmerican Funding’s or MidAmerican Energy’s risk factors from those disclosed in Item 1A of their Annual Report on Form 10-K for the year ended December 31, 2008.

MidAmerican Energy is subject to extensive regulations and legislation that affect its operations and costs. These regulations and laws are complex, dynamic and subject to change.

In June 2009, the United States House of Representatives passed the American Clean Energy and Security Act of 2009 (“Waxman-Markey bill”), introduced by Representatives Henry Waxman and Edward Markey. In addition to a federal renewable portfolio standard, which would require utilities to obtain a portion of their energy from certain qualifying renewable sources, and energy efficiency measures, the bill requires a reduction in greenhouse gas emissions beginning in 2012, with emission reduction targets of 3% below 2005 levels by 2012; 17% below 2005 levels by 2020; 42% below 2005 levels by 2030; and 83% below 2005 levels by 2050 under a “cap and trade” program. Similar bills seeking to create “cap and trade” systems for greenhouse gas emissions have also been introduced in the United States Senate. If the Waxman-Markey bill or some other federal comprehensive climate change bill were to pass both Houses of Congress and be signed into law by the President, the impact on MidAmerican Energy’s financial performance could be material and would depend on a number of factors, including the required timing and level of greenhouse gas reductions, the price and availability of offsets and allowances used for compliance, and its ability to receive revenue from customers for increased costs. The new law would likely result in increased operating costs and expenses, additional capital expenditures and asset retirements and may negatively impact demand for electricity. To the extent that MidAmerican Energy is not allowed by its regulators to recover or cannot otherwise recover the costs to comply with climate change requirements, these requirements could have a material adverse impact on MidAmerican Energy’s consolidated financial results. Additionally, even if such costs are recoverable in rates, if they are substantial and result in rates increasing to levels that substantially reduce customer demand, this could have a material adverse impact on MidAmerican Energy’s consolidated financial results.

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

MIDAMERICAN FUNDING, LLC
MIDAMERICAN ENERGY COMPANY
Registrants

Date: August 7, 2009	/s/ Thomas B. Specketer
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