Form 10-Q
period 2009-09-30
MIDAMERICAN ENERGY CO; MIDAMERICAN FUNDING LLC
filed 2009-11-06
CIK 928576, 1098296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

or

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
Yes  ☐     No  ☒

All of the member’s equity of MidAmerican Funding, LLC was held by its parent company, MidAmerican Energy Holdings Company as of October 31, 2009.

All common stock of MidAmerican Energy Company is held by its parent company, MHC Inc., which is a direct, wholly owned subsidiary of MidAmerican Funding, LLC. As of October 31, 2009, 70,980,203 shares of MidAmerican Energy Company common stock, without par value, were outstanding.

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

MidAmerican Funding, LLC and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder
MidAmerican Energy Company
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Energy Company and subsidiary (the “Company”) as of September 30, 2009, and the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2009 and 2008, and of cash flows and changes in equity for the nine-month periods ended September 30, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and consolidated statement of capitalization (not presented herein) of MidAmerican Energy Company and subsidiary as of December 31, 2008, and the related consolidated statements of operations, comprehensive income, cash flows, and retained earnings for the year then ended prior to retrospective adjustment for the adoption of new accounting guidance related to noncontrolling interest in a subsidiary, included in Accounting Standards Codification Topic 810 (not presented herein); and in our report dated February 27, 2009, we expressed an unqualified opinion on those consolidated financial statements. We also audited the adjustments described in Note 2 that were applied to retrospectively adjust the December 31, 2008 consolidated balance sheet of MidAmerican Energy Company and subsidiary (not presented herein). In our opinion, such adjustments are appropriate and have been properly applied to the previously issued consolidated balance sheet in deriving the accompanying retrospectively adjusted consolidated balance sheet as of December 31, 2008.

/s/ Deloitte & Touche LLP

Des Moines, Iowa
November 6, 2009

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	September 30, 2009	December 31, 2008
ASSETS
Utility plant, net:
Electric	$9,243	$8,952
Gas	1,171	1,155
	10,414	10,107
Accumulated depreciation and amortization	(3,581)	(3,426)
	6,833	6,681
Construction work in progress	105	233
Total utility plant, net	6,938	6,914
Current assets:
Cash and cash equivalents	7	9
Restricted cash and short-term investments	5	15
Receivables, net	288	464
Inventories	170	158
Other	95	114
Total current assets	565	760
Other assets:
Investments and nonregulated property, net	429	400
Regulatory assets	456	368
Other	65	78
Total other assets	950	846
Total assets	$8,453	$8,520

CAPITALIZATION AND LIABILITIES
Capitalization:
MidAmerican Energy common shareholder’s equity	$2,844	$2,569
Preferred securities	30	30
Noncontrolling interests	1	1
Long-term debt, excluding current portion	2,865	2,865
Total capitalization	5,740	5,465
Current liabilities:
Short-term debt	-	457
Accounts payable	193	353
Taxes accrued	73	103
Interest accrued	37	44
Other	89	100
Total current liabilities	392	1,057
Other liabilities:
Deferred income taxes	1,000	713
Investment tax credits	34	36
Asset retirement obligations	210	200
Regulatory liabilities	681	659
Other	396	390
Total other liabilities	2,321	1,998
Total capitalization and liabilities	$8,453	$8,520

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2009	2008	2009	2008
Operating revenue:
Regulated electric	$451	$552	$1,286	$1,527
Regulated gas	85	192	591	1,043
Nonregulated	275	360	831	985
Total operating revenue	811	1,104	2,708	3,555

Operating costs and expenses:
Regulated:
Cost of fuel, energy and capacity	125	206	375	571
Cost of gas sold	45	154	417	866
Other operating expenses	104	104	309	305
Maintenance	43	54	133	152
Depreciation and amortization	85	60	250	209
Property and other taxes	24	26	78	77
	426	604	1,562	2,180
Nonregulated:
Cost of sales	254	337	761	925
Other	9	5	22	14
	263	342	783	939
Total operating costs and expenses	689	946	2,345	3,119

Operating income	122	158	363	436

Non-operating income:
Interest and dividend income	1	1	2	4
Allowance for equity funds	-	6	-	17
Other, net	5	-	10	2
Total non-operating income	6	7	12	23

Fixed charges:
Interest on long-term debt	39	39	117	114
Other interest expense	-	1	2	3
Allowance for borrowed funds	-	(5)	(1)	(11)
Total fixed charges	39	35	118	106

Income before income tax expense	89	130	257	353
Income tax expense (benefit)	(47)	32	(24)	88

Net income	136	98	281	265
Preferred dividends	-	-	1	1

Earnings on common stock	$136	$98	$280	$264

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Nine-Month Periods Ended September 30,
	2009	2008

Cash flows from operating activities:
Net income	$281	$265
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	250	209
Provision for deferred income taxes, net	164	145
Changes in other assets and liabilities	23	21
Other, net	11	(12)
Changes in other operating assets and liabilities:
Receivables, net	174	91
Inventories	(12)	(41)
Derivative collateral, net	12	(42)
Accounts payable	(88)	(68)
Taxes accrued	(27)	-
Other current assets and liabilities	4	13
Net cash flows from operating activities	792	581

Cash flows from investing activities:
Utility construction expenditures	(346)	(1,102)
Purchases of available-for-sale securities	(212)	(118)
Proceeds from sales of available-for-sale securities	197	112
Decrease (increase) in restricted cash and short-term investments	10	(25)
Other, net	15	15
Net cash flows from investing activities	(336)	(1,118)

Cash flows from financing activities:
Dividends paid	(1)	(1)
Proceeds from long-term debt	-	451
Repayments of long-term debt	-	(58)
Net (repayments of) proceeds from short-term debt	(457)	149
Other, net	-	(1)
Net cash flows from financing activities	(458)	540

Net change in cash and cash equivalents	(2)	3
Cash and cash equivalents at beginning of period	9	11
Cash and cash equivalents at end of period	$7	$14

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
(Amounts in millions)

	MidAmerican Energy Shareholders’ Equity
			Accumulated
			Other
			Comprehensive
	Common Stock	Retained Earnings	Income (Loss), Net	Preferred Securities	Noncontrolling Interests	Total Equity

Balance, January 1, 2008	$561	$1,726	$1	$30	$1	$2,319
Net income	-	265	-	-	-	265
Other comprehensive loss	-	-	(28)	-	-	(28)
Preferred dividends	-	(1)	-	-	-	(1)
Balance, September 30, 2008	$561	$1,990	$(27)	$30	$1	$2,555

Balance, January 1, 2009	$561	$2,068	$(60)	$30	$1	$2,600
Net income	-	281	-	-	-	281
Other comprehensive loss	-	-	(5)	-	-	(5)
Preferred dividends	-	(1)	-	-	-	(1)
Balance, September 30, 2009	$561	$2,348	$(65)	$30	$1	$2,875

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the United States Securities and Exchange Commission’s rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the Consolidated Financial Statements as of September 30, 2009, and for the three- and nine-month periods ended September 30, 2009 and 2008. Certain amounts in the prior period Consolidated Financial Statements have been reclassified to conform to the current period presentation. Such reclassifications did not impact previously reported operating income, net income or retained earnings. The results of operations for the three- and nine-month periods ended September 30, 2009, are not necessarily indicative of the results to be expected for the full year. MidAmerican Energy has evaluated subsequent events through November 6, 2009, which is the date the unaudited Consolidated Financial Statements were issued.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in MidAmerican Energy’s Annual Report on Form 10-K for the year ended December 31, 2008, describes the most significant accounting policies used in the preparation of the Consolidated Financial Statements. There have been no significant changes in MidAmerican Energy’s assumptions regarding significant accounting estimates and policies during the nine-month period ended September 30, 2009.

(2)	New Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2009-12 (“ASU No. 2009-12”), which amends FASB Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”). ASU No. 2009-12 allows, as a practical expedient, for the net asset value provided by the investee entity to be an applicable fair value measurement, if the net asset value was calculated within the provisions of ASC Topic 946, “Financial Services – Investment Companies”. Investments within the scope of this update are investments valued at net asset value that do not have a readily determinable fair value and have all the following attributes: (i) the investment company’s primary business activity involves investing its assets, usually in the securities of other entities not under common management, for current income, appreciation, or both; (ii) ownership in the investment company is represented by units of investments, such as shares of stock or partnership interests, to which proportionate shares of net assets can be attributed; (iii) the funds of the investment company’sowners are pooled to avail owners of professional investment management and (iv) the investment company is the primary reporting entity. Classification within the fair value hierarchy of a fair value measurement of an investment that is measured at net asset value requires judgment, which includes consideration of the entity’s ability to redeem its investment at net asset value at the measurement date. If the entity does not have the ability to redeem the investment at net asset value at the measurement date, the length of time until the investment can be redeemed shall be considered. The guidance also requires disclosures, by major category of investments, about the attributes of the investments. The guidance is effective for the first reporting period, including interim periods, ending after December 15, 2009. MidAmerican Energy is currently evaluating the impact of adopting this guidance on its consolidated financial results and disclosures included within Notes to Consolidated Financial Statements.

In August 2009, the FASB issued ASU No. 2009-05, which amends ASC Topic 820. ASU No. 2009-05 clarifies how to measure the fair value of a liability for which a quoted price in an active market for the identical liability is not available. In such a circumstance, an entity is required to measure fair value using one or more of the following valuation techniques: (i) quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets or (iii) another valuation technique that is consistent with fair value principles, such as an income approach or a market approach. The guidance also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. When estimating the fair value of a liability, an entity is not required to include a separate input or adjustment relating to the existence of a restriction that prevents the transfer of the liability. The guidance is effective for the first reporting period, including interim periods, beginning after its August 2009 issuance. MidAmerican Energy is currently evaluating the impact of adopting this guidance on its disclosures included within Notes to Consolidated Financial Statements.

In June 2009, the FASB issued authoritative guidance that requires a primarily qualitative analysis to determine if an enterprise is the primary beneficiary of a variable interest entity. This analysis is based on whether the enterprise has (i) the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. In addition, enterprises are required to more frequently reassess whether an entity is a variable interest entity and whether the enterprise is the primary beneficiary of the variable interest entity. Finally, the guidance for consolidation or deconsolidation of a variable interest entity is amended and disclosure requirements about an enterprise’s involvement with a variable interest entity are enhanced. This guidance is effective as of the beginning of the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter, with early application prohibited. MidAmerican Energy is currently evaluating the impact of adopting this guidance on its consolidated financial results and disclosures included within Notes to Consolidated Financial Statements.

In April 2009, the FASB issued authoritative guidance (included in ASC Topic 825, “Financial Instruments”) that requires publicly traded companies to include the annual fair value disclosures required for all financial instruments, as defined by GAAP, in interim financial statements. MidAmerican Energy adopted this guidance on April 1, 2009, and included the required disclosures within Notes to Consolidated Financial Statements.

In April 2009, the FASB issued authoritative guidance (included in ASC Topic 320, “Investments – Debt and Equity Securities”) that amends current other-than-temporary impairment guidance for debt securities to require a new other-than-temporary impairment model that shifts the focus from an entity’s intent to hold the debt security until recovery to its intent, or expected requirement, to sell the debt security. In addition, this guidance expands the already required annual disclosures about other-than-temporary impairment for debt and equity securities, requires companies to include these expanded disclosures in interim financial statements and addresses whether an other-than-temporary impairment should be recognized in earnings, other comprehensive income or some combination thereof. MidAmerican Energy adopted this guidance on April 1, 2009. The adoption did not have a material impact on MidAmerican Energy’s consolidated financial results and disclosures included within Notes to Consolidated Financial Statements.

In April 2009, the FASB issued authoritative guidance (included in ASC Topic 820,) that clarifies the determination of fair value when a market is not active and if a transaction is not orderly. In addition, this guidance amends previous GAAP to require disclosures in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period and defines “major categories” consistent with those described in previously existing GAAP. MidAmerican Energy adopted this guidance on April 1, 2009. The adoption did not have a material impact on MidAmerican Energy’s consolidated financial results and disclosures included within Notes to Consolidated Financial Statements.

In December 2008, the FASB issued authoritative guidance (included in ASC Topic 715, “Compensation – Retirement Benefits”) that requires enhanced disclosures about plan assets of defined benefit pension and other postretirement benefit plans to enable investors to better understand how investment allocation decisions are made and the major categories of plan assets. In addition, this guidance requires disclosure of the inputs and valuation techniques used to measure fair value and the effect of fair value measurements using significant unobservable inputs on changes in plan assets and establishes disclosure requirements for significant concentrations of risk within plan assets. This guidance is effective for fiscal years ending after December 15, 2009, with early application permitted. MidAmerican Energy is currently evaluating the impact of adopting this guidance on its disclosures included within Notes to Consolidated Financial Statements.

In March 2008, the FASB issued authoritative guidance (included in ASC Topic 815, “Derivatives and Hedging”) that requires enhanced disclosures about derivative instruments and hedging activities to enable investors to better understand how and why an entity uses derivative instruments and their effects on an entity’s financial results. MidAmerican Energy adopted this guidance on January 1, 2009, and included the required disclosures within Notes to Consolidated Financial Statements.

In December 2007, the FASB issued authoritative guidance (included in ASC Topic 810, “Consolidation”) that establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. MidAmerican Energy adopted this guidance on January 1, 2009. The implementation of this guidance did not have a material impact on MidAmerican Energy’s consolidated financial statements.

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

The following table presents MidAmerican Energy’s assets and liabilities recognized in the Consolidated Balance Sheet and measured at fair value on a recurring basis as of September 30, 2009 (in millions):

	Input Levels for Fair Value Measurements
Description	Level 1	Level 2	Level 3	Other(1)	Total

Assets(2) :
Commodity derivatives	$7	$47	$26	$(41)	$39
Investments in available-for-sale securities:
Money market mutual funds(3)	7	-	-	-	7
Debt securities	67	48	11	-	126
Equity securities	140	-	-	-	140
	$221	$95	$37	$(41)	$312

Liabilities:
Commodity derivatives	$(7)	$(106)	$(6)	$59	$(60)

(1)	Primarily represents a net cash collateral receivable of $18 million and netting under master netting arrangements.

(2)	Does not include investments in either pension or other postretirement benefit plan assets.

(3)
Amounts are included in cash and cash equivalents, restricted cash and short-term investments, and investments and nonregulated property, net on the Consolidated Balance Sheet. The fair value of these money market mutual funds approximates cost.

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

(3)
Amounts are included in cash and cash equivalents, restricted cash and short-term investments, and investments and nonregulated property, net on the Consolidated Balance Sheet. The fair value of these money market mutual funds approximates cost.

When available, the fair value of commodity derivative contracts is determined using unadjusted quoted prices for identical contracts on the applicable exchange in which MidAmerican Energy transacts. When quoted prices for identical contracts are not available, MidAmerican Energy uses forward price curves derived from market price quotations, when available, or internally developed and commercial models, with internal and external fundamental data inputs. Market price quotations are obtained from independent energy brokers, exchanges, direct communication with market participants and actual transactions executed by MidAmerican Energy. Market price quotations for certain major electricity and natural gas trading hubs are generally readily obtainable for the applicable term of MidAmerican Energy’s outstanding commodity derivative contracts; therefore, MidAmerican Energy’s forward price curves for those locations and periods reflect observable market quotes. Market price quotations for other electricity and natural gas trading hubs are not as readily obtainable. Given that limited market data exists for these contracts, as well as for those contracts that are not actively traded, MidAmerican Energy uses forward price curves derived from internal models based on perceived pricing relationships to major trading hubs that are based on significant unobservable inputs. Refer to Note 4 for further discussion regarding MidAmerican Energy’s risk management and hedging activities.

MidAmerican Energy’s investments in money market mutual funds and debt and equity securities are accounted for as available-for-sale and are stated at fair value. When available, a readily observable quoted market price or net asset value of an identical security in an active market is used to record the fair value. In the absence of a quoted market price or net asset value of an identical security, the fair value is determined using pricing models or net asset values based on observable market inputs and quoted market prices of securities with similar characteristics. The fair value of MidAmerican Energy’s investments in auction rate securities, where there is no current liquid market, is determined using pricing models based on available observable market data and MidAmerican Energy’s judgment about the assumptions, including liquidity and nonperformance risks, which market participants would use when pricing the asset.

The following table reconciles the beginning and ending balances of MidAmerican Energy’s assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs for the three-month periods ended September 30 (in millions):

	2009		2008
	Commodity	Debt	Commodity	Debt
	Derivatives	Securities	Derivatives	Securities

Beginning balance	$29	$12	$(24)	$31
Changes included in earnings(1)	(3)	-	38	-
Changes in fair value recognized in other comprehensive income	-	(1)	-	(4)
Changes in fair value recognized in regulatory assets and liabilities	4	-	5	-
Settlements	(10)	-	1	-
Ending balance	$20	$11	$20	$27

(1)
Changes included in earnings are reported as nonregulated revenue in the Consolidated Statements of Operations. Net unrealized gains (losses) included in earnings for the three-month periods ended September 30, 2009 and 2008, related to commodity derivatives held at September 30, 2009 and 2008, totaled $(3) million and $32 million, respectively.

The following table reconciles the beginning and ending balances of MidAmerican Energy’s assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs for the nine-month periods ended September 30 (in millions):

	2009		2008
	Commodity	Debt	Commodity	Debt
	Derivatives	Securities	Derivatives	Securities

Beginning balance	$40	$16	$-	$40
Changes included in earnings(1)	16	-	16	-
Changes in fair value recognized in other comprehensive income	-	(5)	1	(13)
Changes in fair value recognized in regulatory assets and liabilities	9	-	(6)	-
Settlements	(45)	-	9	-
Ending balance	$20	$11	$20	$27

(1)
Changes included in earnings are reported as nonregulated revenue in the Consolidated Statements of Operations. Net unrealized gains (losses) included in earnings for the nine-month periods ended September 30, 2009 and 2008, related to commodity derivatives held at September 30, 2009 and 2008, totaled $12 million and $11 million, respectively.

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

	As of September 30, 2009		As of December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Long-term debt	$2,865	$3,125	$2,865	$2,887

(4)	Risk Management and Hedging Activities

MidAmerican Energy is exposed to the impact of market fluctuations in commodity prices and interest rates. MidAmerican Energy is principally exposed to electricity and natural gas commodity price risk as it has an obligation to serve retail customer load in its regulated service territory. MidAmerican Energy also provides nonregulated retail natural gas and electricity services in competitive markets. MidAmerican Energy’s load and generation assets represent substantial underlying commodity positions. Exposures to commodity prices consist mainly of variations in the price of fuel to generate electricity, wholesale electricity that is purchased and sold, and natural gas supply for regulated and nonregulated retail customers. Electricity and natural gas prices are subject to wide price swings as supply and demand for these commodities are impacted by, among many other unpredictable items, changing weather, market liquidity, generation plant availability, customer usage, storage, and transmission and transportation constraints. Interest rate risk exists on variable-rate debt, commercial paper and future debt issuances. MidAmerican Energy does not engage in a material amount of proprietary trading activities.

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

There have been no significant changes in MidAmerican Energy’s significant accounting policies related to derivatives. Refer to Notes 2 and 3 for additional information on derivative contracts.

The following table, which excludes contracts that qualify for the normal purchases or normal sales exemption afforded by GAAP, summarizes the fair value of MidAmerican Energy’s derivative contracts, on a gross basis, and reconciles those amounts to the amounts presented on a net basis on the Consolidated Balance Sheet as of September 30, 2009 (in millions):

	Balance Sheet Locations
	Current	Other	Current	Other
	Assets	Assets	Liabilities	Liabilities
	- Other	- Other	- Other	- Other	Total

Not Designated as Hedging Contracts(1)(2):
Commodity assets	$56	$12	$8	$2	$78
Commodity liabilities	(13)	(1)	(15)	(4)	(33)
Total	43	11	(7)	(2)	45

Designated as Cash Flow Hedging Contracts(1):
Commodity assets	1	-	1	-	2
Commodity liabilities	-	-	(53)	(33)	(86)
Total	1	-	(52)	(33)	(84)

Total derivatives	44	11	(59)	(35)	(39)
Cash collateral receivable (payable)	(16)	-	31	3	18
Total derivatives - net basis	$28	$11	$(28)	$(32)	$(21)

(1)	Derivative contracts within these categories are subject to master netting arrangements and are presented on a net basis in the Consolidated Balance Sheet.

(2)
The majority of MidAmerican Energy’s commodity derivatives not designated as hedging contracts are recoverable from customers in regulated rates and as of September 30, a net regulatory liability of $42 million was recorded related to the net derivative assets of $45 million.

Not Designated As Hedging Contracts

For MidAmerican Energy’s regulated electric and regulated gas commodity derivatives not designated as hedging contracts, the settled amount is generally recovered from customers in regulated rates. Accordingly, the net unrealized gains and losses associated with interim price movements on contracts that are accounted for as derivatives and probable of recovery in rates are recorded as net regulatory assets or liabilities. The following table reconciles the beginning and ending balances of MidAmerican Energy’s net regulatory assets (liabilities) and summarizes the pre-tax gains and losses on commodity derivative contracts recognized in net regulatory assets (liabilities), as well as amounts reclassified to earnings (in millions):

	Three-Month Period Ended September 30, 2009	Nine-Month Period Ended September 30, 2009

Beginning balance	$(55)	$4
Changes in fair value recognized in net regulatory assets (liabilities)	(15)	(50)
Gains reclassified to earnings - operating revenue	21	52
Gains reclassified to earnings - cost of fuel, energy and capacity	5	13
Gains (losses) reclassified to earnings - cost of gas sold	2	(61)
Ending balance	$(42)	$(42)

For most of MidAmerican Energy’s commodity derivative contracts not designated as hedging contracts and for which changes in fair value are not recorded as a net regulatory asset or liability, unrealized gains and losses are recognized on the Consolidated Statements of Operations as nonregulated operating revenue for sales contracts and as nonregulated cost of sales for purchase contracts and electricity and natural gas swap contracts. MidAmerican Energy also had a weather derivative contract for which unrealized gains and losses were recognized in regulated cost of gas sold. The following table summarizes the pre-tax gains (losses) included within the Consolidated Statements of Operations associated with MidAmerican Energy’s commodity derivative contracts not designated as hedging contracts and not recorded as a net regulatory asset or liability (in millions):

	Three-Month Period Ended September 30, 2009	Nine-Month Period Ended September 30, 2009

Nonregulated operating revenue	$(2)	$17
Regulated cost of gas sold	-	1
Nonregulated cost of sales	3	(10)
Total	$1	$8

Designated as Cash Flow Hedging Contracts

MidAmerican Energy uses commodity derivative contracts accounted for as cash flow hedges to hedge electricity and natural gas commodity prices for delivery to nonregulated customers.

The following table reconciles the beginning and ending balances of MidAmerican Energy’s accumulated other comprehensive loss (pre-tax) and summarizes pre-tax gains and losses on commodity derivative contracts designated and qualifying as cash flow hedges recognized in other comprehensive income (“OCI”), as well as amounts reclassified to earnings (in millions):

	Three-Month Period Ended September 30, 2009	Nine-Month Period Ended September 30, 2009

Beginning balance	$101	$80
Losses recognized in OCI	12	82
Losses reclassified to earnings - nonregulated cost of sales	(29)	(78)
Ending balance	$84	$84

Realized gains and losses on all hedges and hedge ineffectiveness are recognized in income as nonregulated operating revenue or nonregulated cost of sales depending upon the nature of the item being hedged. For the three- and nine-month periods ended September 30, 2009 and 2008, hedge ineffectiveness was insignificant. As of September 30, 2009, MidAmerican Energy had cash flow hedges with expiration dates extending through December 2013, and $52 million of pre-tax net unrealized losses are forecasted to be reclassified from accumulated other comprehensive loss into earnings over the next twelve months as contracts settle.

Commodity Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding commodity derivative contracts with fixed price terms that comprise the mark-to-market values (in millions):

	Unit of	As of
	Measure	September 30, 2009

Electricity purchases	Megawatt hours	2
Natural gas purchases	Decatherms	25
Fuel purchases	Gallons	2

Credit Risk

MidAmerican Energy extends unsecured credit to other utilities, energy marketers, financial institutions and other market participants in conjunction with wholesale energy supply and marketing activities. Credit risk relates to the risk of loss that might occur as a result of nonperformance by counterparties on their contractual obligations to make or take delivery of electricity, natural gas or other commodities and to make financial settlements of these obligations. Credit risk may be concentrated to the extent that one or more groups of counterparties have similar economic, industry or other characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in market or other conditions. In addition, credit risk includes not only the risk that a counterparty may default due to circumstances relating directly to it, but also the risk that a counterparty may default due to circumstances involving other market participants that have a direct or indirect relationship with the counterparty.

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

Collateral and Contingent Features

In accordance with industry practice, certain derivative contracts contain provisions that require MidAmerican Energy to maintain specific credit ratings from one or more of the major credit rating agencies on its senior unsecured debt. These derivative contracts may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels (“credit-risk-related contingent features”) or provide the right for counterparties to demand “adequate assurance” in the event of a material adverse change in MidAmerican Energy’s creditworthiness. These rights can vary by contract and by counterparty. As of September 30, 2009, MidAmerican Energy’s credit ratings from the three recognized credit rating agencies were investment grade.

The aggregate fair value of MidAmerican Energy’s derivative contracts in liability positions with specific credit-risk-related contingent features totaled $106 million as of September 30, 2009, for which MidAmerican Energy had posted collateral of $34 million. If all credit-risk-related contingent features for derivative contracts in liability positions had been triggered as of September 30, 2009, MidAmerican Energy would have been required to post $55 million of additional collateral. MidAmerican Energy’s collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings or other factors.

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

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2009	2008	2009	2008
Pension:
Service cost	$5	$6	$14	$19
Interest cost	11	11	32	31
Expected return on plan assets	(11)	(11)	(32)	(34)
Net amortization	-	-	(1)	1
Net periodic benefit cost	$5	$6	$13	$17

Other Postretirement:
Service cost	$-	$1	$2	$4
Interest cost	3	3	8	10
Expected return on plan assets	(3)	(3)	(8)	(11)
Net amortization	-	-	(1)	1
Net periodic benefit cost	$-	$1	$1	$4

Employer contributions to pension and other postretirement benefit plans are expected to be $8 million and $8 million, respectively, during 2009. As of September 30, 2009, $5 million and $7 million of contributions had been made to pension and other postretirement benefit plans, respectively.

(6)	Income Taxes

MidAmerican Energy’s income tax expense decreased $79 million to a benefit of $47 million for the three-month period ended September 30, 2009, with an effective tax rate of (53)% compared to 25% for the three-month period ended September 30, 2008. MidAmerican Energy’s income tax expense decreased $112 million to a benefit of $24 million for the nine-month period ended September  30, 2009, with an effective tax rate of (9)% compared to 25% for the nine-month period ended September 30, 2008. The decrease in 2009 income taxes and effective tax rates compared to 2008 was mainly due to $55 million of income tax benefits recognized in the third quarter of 2009 for the repairs deduction discussed below, lower pre-tax income, the effects of ratemaking and the benefit of additional production tax credits.

MidAmerican Energy changed the method by which it determines current income tax deductions for repairs on certain of its regulated utility assets (the “repairs deduction”), which results in current deductibility for costs that are capitalized for book purposes. The repairs deduction was computed for tax years 1998 and forward and was deducted on the 2008 income tax return. Iowa, MidAmerican Energy’s largest jurisdiction for rate-regulated operations, requires immediate income recognition of such temporary differences. For the three- and nine-month periods ended September 30, 2009, MidAmerican Energy’s earnings reflect $55 million of net tax benefits recognized. Additionally, regulatory assets reflect an increase of $95 million in recognition of MidAmerican Energy’s ability to recover increased tax expense when such temporary differences reverse.

(7)	Commitments and Contingencies

Legal Matters

MidAmerican Energy is party to a variety of legal actions or claims arising out of the normal course of business. Plaintiffs occasionally seek punitive or exemplary damages. MidAmerican Energy does not believe that such normal and routine matters will have a material effect on its consolidated financial results.

Environmental Matters

Climate Change

In June 2009, the United States House of Representatives passed the American Clean Energy and Security Act of 2009 (“Waxman-Markey bill”) introduced by Representatives Henry Waxman and Edward Markey. In addition to a federal renewable portfolio standard, which would require utilities to obtain a portion of their energy from certain qualifying renewable sources, and energy efficiency measures, the bill requires a reduction in greenhouse gas emissions beginning in 2012, with emission reduction targets of 3% below 2005 levels by 2012; 17% below 2005 levels by 2020; 42% below 2005 levels by 2030; and 83% below 2005 levels by 2050 under a “cap and trade” program. In September 2009, a similar bill was introduced in the United States Senate by Senators Barbara Boxer and John Kerry, which would require a reduction in greenhouse gas emissions beginning in 2012 with emission reduction targets consistent with the Waxman-Markey bill, with the exception of the 2020 target, which requires 20% reductions below 2005 levels. If the Waxman-Markey bill or some other federal comprehensive climate change bill were to pass both Houses of Congress and be signed into law by the President, the impact on MidAmerican Energy’s financial performance could be material and would depend on a number of factors, including the required timing and level of greenhouse gas reductions, the price and availability of offsets and allowances used for compliance and the ability of MidAmerican Energy to receive revenue from customers for increased costs. The new law would likely result in increased operating costs and expenses, additional capital expenditures and retirements of existing assets and may negatively impact demand for electricity. MidAmerican Energy expects it will be allowed to recover the costs to comply with climate change requirements.

(8)	Comprehensive Income and Components of Accumulated Other Comprehensive Loss, Net

Comprehensive income consists of the following components (in millions):

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2009	2008	2009	2008

Net income	$136	$98	$281	$265
Other comprehensive income (loss):
Fair value adjustment on cash flow hedges, net of tax of $7, $(22), $(2) and $(12)	10	(36)	(2)	(20)
Unrealized losses on available-for-sale securities, net of tax of $(1), $(1), $(2) and $(5)	-	(3)	(3)	(8)
Total other comprehensive income (loss)	10	(39)	(5)	(28)

Comprehensive income	$146	$59	$276	$237

Accumulated other comprehensive loss, net consists of the following components (in millions):

	As of
	September 30,	December 31,
	2009	2008

Fair value adjustment on cash flow hedges, net of tax of $(33) and $(31)	$(51)	$(49)
Unrealized losses on available-for-sale securities, net of tax of $(10) and $(8)	(14)	(11)
Total accumulated other comprehensive loss, net	$(65)	$(60)

(9)	Segment Information

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

The following tables provide information on a reportable operating segment basis (in millions):

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2009	2008	2009	2008
Operating revenue:
Regulated electric	$451	$552	$1,286	$1,527
Regulated gas	85	192	591	1,043
Nonregulated energy	275	360	831	985
Total operating revenue	$811	$1,104	$2,708	$3,555

Depreciation and amortization:
Regulated electric	$76	$51	$224	$184
Regulated gas	9	9	26	25
Total depreciation and amortization	$85	$60	$250	$209

Operating income:
Regulated electric	$112	$148	$272	$353
Regulated gas	(4)	(5)	43	43
Nonregulated energy	14	15	48	40
Total operating income	$122	$158	$363	$436

	As of
	September 30,	December 31,
	2009	2008
Total assets:
Regulated electric	$7,366	$7,297
Regulated gas	875	972
Nonregulated energy	212	251
Total assets	$8,453	$8,520

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Member
MidAmerican Funding, LLC
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Funding, LLC and subsidiaries (the “Company”) as of September 30, 2009, and the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2009 and 2008, and of cash flows and changes in equity for the nine-month periods ended September 30, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and consolidated statement of capitalization (not presented herein) of MidAmerican Funding, LLC and subsidiaries as of December 31, 2008, and the related consolidated statements of operations, comprehensive income, cash flows, and retained earnings for the year then ended prior to retrospective adjustment for the adoption of new accounting guidance related to noncontrolling interest in a subsidiary, included in Accounting Standards Codification Topic 810 (not presented herein); and in our report dated February 27, 2009, we expressed an unqualified opinion on those consolidated financial statements. We also audited the adjustments described in Note 2 that were applied to retrospectively adjust the December 31, 2008 consolidated balance sheet of MidAmerican Funding, LLC and subsidiaries (not presented herein). In our opinion, such adjustments are appropriate and have been properly applied to the previously issued consolidated balance sheet in deriving the accompanying retrospectively adjusted consolidated balance sheet as of December 31, 2008.

/s/ Deloitte & Touche LLP

Des Moines, Iowa
November 6, 2009

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)
	As of
	September 30, 2009	December 31, 2008
ASSETS
Utility plant, net:
Electric	$9,243	$8,952
Gas	1,171	1,155
	10,414	10,107
Accumulated depreciation and amortization	(3,581)	(3,426)
	6,833	6,681
Construction work in progress	105	233
Total utility plant, net	6,938	6,914
Current assets:
Cash and cash equivalents	8	10
Restricted cash and short-term investments	5	15
Receivables, net	292	468
Inventories	170	158
Other	96	114
Total current assets	571	765
Other assets:
Investments and nonregulated property, net	442	415
Goodwill	1,270	1,270
Regulatory assets	456	368
Other	65	78
Total other assets	2,233	2,131
Total assets	$9,742	$9,810

CAPITALIZATION AND LIABILITIES
Capitalization:
MidAmerican Funding member’s equity	$3,340	$3,081
Noncontrolling interests	31	31
Long-term debt, excluding current portion	3,390	3,390
Total capitalization	6,761	6,502
Current liabilities:
Short-term debt	-	457
Note payable to affiliate	260	59
Current portion of long-term debt	-	175
Accounts payable	193	352
Taxes accrued	74	104
Interest accrued	40	60
Other	89	100
Total current liabilities	656	1,307
Other liabilities:
Deferred income taxes	988	700
Investment tax credits	34	36
Asset retirement obligations	210	200
Regulatory liabilities	681	659
Other	412	406
Total other liabilities	2,325	2,001
Total capitalization and liabilities	$9,742	$9,810

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2009	2008	2009	2008
Operating revenue:
Regulated electric	$451	$552	$1,286	$1,527
Regulated gas	85	192	591	1,043
Nonregulated	276	363	834	991
Total operating revenue	812	1,107	2,711	3,561

Operating costs and expenses:
Regulated:
Cost of fuel, energy and capacity	125	206	375	571
Cost of gas sold	45	154	417	866
Other operating expenses	104	104	309	305
Maintenance	43	54	133	152
Depreciation and amortization	85	60	250	209
Property and other taxes	24	26	78	77
	426	604	1,562	2,180
Nonregulated:
Cost of sales	254	337	762	926
Other	9	7	24	17
	263	344	786	943
Total operating costs and expenses	689	948	2,348	3,123

Operating income	123	159	363	438

Non-operating income:
Interest and dividend income	-	1	2	4
Allowance for equity funds	-	6	-	17
Other, net	6	-	11	3
Total non-operating income	6	7	13	24

Fixed charges:
Interest on long-term debt	47	52	145	150
Other interest expense	1	1	3	3
Allowance for borrowed funds	-	(5)	(1)	(11)
Total fixed charges	48	48	147	142

Income before income tax expense	81	118	229	320
Income tax expense (benefit)	(51)	27	(36)	75

Net income	132	91	265	245
Net income attributable to noncontrolling interests	-	-	1	1

Net income attributable to MidAmerican Funding	$132	$91	$264	$244

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Nine-Month Periods Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$265	$245
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	250	209
Provision for deferred income taxes, net	165	142
Changes in other assets and liabilities	23	21
Other, net	13	(10)
Changes in other operating assets and liabilities:
Receivables, net	175	91
Inventories	(12)	(41)
Derivative collateral, net	12	(42)
Accounts payable	(88)	(68)
Taxes accrued	(28)	2
Other current assets and liabilities	(8)	2
Net cash flows from operating activities	767	551

Cash flows from investing activities:
Utility construction expenditures	(346)	(1,102)
Purchases of available-for-sale securities	(212)	(118)
Proceeds from sales of available-for-sale securities	197	112
Decrease (increase) in restricted cash and short-term investments	10	(25)
Other, net	14	15
Net cash flows from investing activities	(337)	(1,118)

Cash flows from financing activities:
Dividends paid	(1)	(1)
Proceeds from long-term debt	-	451
Repayment of long-term debt	(175)	(58)
Net change in note payable to affiliate	201	30
Net (repayments of) proceeds from short-term debt	(457)	149
Other, net	-	(1)
Net cash flows from financing activities	(432)	570

Net change in cash and cash equivalents	(2)	3
Cash and cash equivalents at beginning of period	10	12
Cash and cash equivalents at end of period	$8	$15

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
(Amounts in millions)

	MidAmerican Funding Member’s Equity
			Accumulated
			Other
			Comprehensive
	Paid-in Capital	Retained Earnings	Income (Loss), Net	Noncontrolling Interests	Total Equity

Balance, January 1, 2008	$1,670	$1,154	$1	$31	$2,856
Net income	-	244	-	1	245
Other comprehensive loss	-	-	(28)	-	(28)
Distributions	-	-	-	(1)	(1)
Balance, September 30, 2008	$1,670	$1,398	$(27)	$31	$3,072

Balance, January 1, 2009	$1,670	$1,471	$(60)	$31	$3,112
Net income	-	264	-	1	265
Other comprehensive loss	-	-	(5)	-	(5)
Distributions	-	-	-	(1)	(1)
Balance, September 30, 2009	$1,670	$1,735	$(65)	$31	$3,371

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the United States Securities and Exchange Commission’s rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the Consolidated Financial Statements as of September 30, 2009, and for the three- and nine-month periods ended September 30, 2009 and 2008. Certain amounts in the prior period Consolidated Financial Statements have been reclassified to conform to the current period presentation. Such reclassifications did not impact previously reported operating income, net income or retained earnings. The results of operations for the three- and nine-month periods ended September 30, 2009, are not necessarily indicative of the results to be expected for the full year. MidAmerican Funding has evaluated subsequent events through November 6, 2009, which is the date the unaudited Consolidated Financial Statements were issued.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in MidAmerican Funding’s Annual Report on Form 10-K for the year ended December 31, 2008, describes the most significant accounting policies used in the preparation of the Consolidated Financial Statements. There have been no significant changes in MidAmerican Funding’s assumptions regarding significant accounting estimates and policies during the nine-month period ended September 30, 2009.

(2)	New Accounting Pronouncements

Refer to Note 2 of MidAmerican Energy’s Notes to Consolidated Financial Statements.

In December 2007, the Financial Accounting Standards Board (the “FASB”) issued authoritative guidance (included in Accounting Standards Codification Topic 810, “Consolidation”) that establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. MidAmerican Funding adopted this guidance on January 1, 2009. The implementation of this guidance did not have a material impact on MidAmerican Funding’s Consolidated Financial Statements. On the Consolidated Balance Sheets, MidAmerican Energy preferred securities, which was previously reported separately in the capitalization section, is now included in noncontrolling interests. Also, MidAmerican Funding has presented net income attributable to noncontrolling interests separately on the Consolidated Statements of Operations. Previously, these amounts were reported as preferred dividends of subsidiaries on the Consolidated Statements of Operations.

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

	As of September 30, 2009		As of December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Long-term debt	$3,390	$3,721	$3,565	$3,610

(4)	Risk Management and Hedging Activities

Refer to Note 4 of MidAmerican Energy’s Notes to Consolidated Financial Statements.

(5)	Employee Benefit Plans

Refer to Note 5 of MidAmerican Energy’s Notes to Consolidated Financial Statements.

(6)	Income Taxes

MidAmerican Funding’s income tax expense decreased $78 million to a benefit of $51 million for the three-month period ended September 30, 2009, with an effective tax rate of (63)% compared to 23% for the three-month period ended September 30, 2008. MidAmerican Funding’s income tax expense decreased $111 million to a benefit of $36 million for the nine-month period ended September 30, 2009, with an effective tax rate of (16)% compared to 23% for the nine-month period ended September 30, 2008. Refer to Note 6 of MidAmerican Energy’s Notes to Consolidated Financial Statements for a discussion of the factors affecting the  decrease in the 2009 effective tax rates compared to 2008.

(7)	Commitments and Contingencies

MidAmerican Funding is party to a variety of legal actions or claims arising out of the normal course of business. Plaintiffs occasionally seek punitive or exemplary damages. MidAmerican Funding does not believe that such normal and routine matters will have a material effect on its consolidated financial results.

Refer to Note 7 of MidAmerican Energy’s Notes to Consolidated Financial Statements.

(8)	Comprehensive Income and Components of Accumulated Other Comprehensive Loss, Net

Comprehensive income attributable to MidAmerican Funding consists of the following components (in millions):

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2009	2008	2009	2008

Net income attributable to MidAmerican Funding	$132	$91	$264	$244
Other comprehensive income (loss) attributable to MidAmerican Funding:
Fair value adjustment on cash flow hedges, net of tax of $7, $(22), $(2) and $(12)	10	(36)	(2)	(20)
Unrealized losses on available-for-sale securities, net of tax of $(1), $(1), $(2) and $(5)	-	(3)	(3)	(8)
Total other comprehensive income (loss) attributable to MidAmerican Funding	10	(39)	(5)	(28)

Comprehensive income attributable to MidAmerican Funding	$142	$52	$259	$216

Refer to Note 8 of MidAmerican Energy’s Notes to Consolidated Financial Statements for the components of accumulated other comprehensive loss, net.

(9)	Segment Information

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

The following tables provide information on a reportable operating segment basis (in millions):

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2009	2008	2009	2008
Operating revenue:
Regulated electric	$451	$552	$1,286	$1,527
Regulated gas	85	192	591	1,043
Nonregulated energy	275	360	831	985
Other	1	3	3	6
Total operating revenue	$812	$1,107	$2,711	$3,561

Depreciation and amortization:
Regulated electric	$76	$51	$224	$184
Regulated gas	9	9	26	25
Total depreciation and amortization	$85	$60	$250	$209

Operating income:
Regulated electric	$112	$148	$272	$353
Regulated gas	(4)	(5)	43	43
Nonregulated energy	14	15	48	40
Other	1	1	-	2
Total operating income	$123	$159	$363	$438

	As of
	September 30,	December 31,
	2009	2008
Total assets(1):
Regulated electric	$8,557	$8,488
Regulated gas	954	1,051
Nonregulated energy	212	251
Other	19	20
Total assets	$9,742	$9,810

(1)	Total assets by operating segment reflect the assignment of goodwill to applicable reporting units.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Forward-Looking Statements

This report contains statements that do not directly or exclusively relate to historical facts. These statements are ‘‘forward-looking statements’’ within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements can typically be identified by the use of forward-looking words, such as “may,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “intend,” “potential,” “plan,” “forecast,” and similar terms. These statements are based upon MidAmerican Funding’s and MidAmerican Energy’s current intentions, assumptions, expectations and beliefs and are subject to risks, uncertainties and other important factors. Many of these factors are outside the control of MidAmerican Funding or MidAmerican Energy and could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include, among others:

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

Results of Operations for the Third Quarter and First Nine Months of 2009 and 2008

Overview

MidAmerican Energy’s earnings on common stock for the third quarter of 2009 was $136 million, an increase of $38 million, or 39%, and for the first nine months of 2009 was $280 million, an increase of $16 million, or 6%, compared to 2008. The increases were primarily due to $55 million of income tax benefits recognized in the third quarter of 2009 for a change in the tax accounting method determining current income tax deductions for certain asset repairs. Additionally, income taxes for 2009 decreased compared to 2008 due to the benefits of additional production tax credits in 2009 and the effects of ratemaking. Operating income decreased $36 million for the third quarter of 2009 and $73 million for the first nine months of 2009 compared to 2008 due in large part to current weak economic conditions and mild weather, which lowered demand for electricity. Accordingly, prices and volumes for electric wholesale sales and sales volumes for electric retail customers decreased compared to 2008. These decreases were partially offset by a lower average cost of energy due in part to reduced costs of purchased energy and the addition of wind-powered generating facilities in 2008. As a result of the increase in wind-powered generation plant, depreciation expense increased compared to the third quarter and first nine months of 2008. Maintenance expense decreased for 2009 due to significant emergency storm restoration in 2008.

Net income attributable to MidAmerican Funding for the third quarter of 2009 was $132 million, an increase of $41 million, or 45%, and for the first nine months of 2009 was $264 million, an increase of $20 million, or 8%, compared to 2008.

Regulated Electric Gross Margin

	Third Quarter				First Nine Months
	2009	2008	Change		2009	2008	Change
Gross margin (in millions):
Operating revenue	$451	$552	$(101)	(18)%	$1,286	$1,527	$(241)	(16)%
Less - cost of fuel, energy and capacity	125	206	(81)	(39)	375	571	(196)	(34)
Electric gross margin	$326	$346	$(20)	(6)	$911	$956	$(45)	(5)

Sales (Gigawatt hours (“GWh”)):
Retail	5,318	5,596	(278)	(5)%	15,207	15,844	(637)	(4)%
Wholesale	2,981	3,508	(527)	(15)	9,523	10,686	(1,163)	(11)
Total	8,299	9,104	(805)	(9)	24,730	26,530	(1,800)	(7)

Electric gross margin for the third quarter of 2009 decreased $20 million compared to the third quarter of 2008 due to a $12 million decrease in gross margin on electric wholesale sales, which include sales of energy to markets operated by regional transmission organizations, other utilities, municipalities and marketers, and an $8 million decrease in gross margin on electric retail sales. The decrease in electric wholesale gross margin was due to a 15% decrease in wholesale volumes and a reduction in the average margin on sales principally as a result of current economic conditions, which have created reduced demand for electricity and downward pressure on prices in the market. The decrease in electric retail gross margin was primarily due to a 5% reduction in sales volumes as a result of mild temperatures in the service territory, partially offset by customer growth and lower average costs of purchased electricity and natural gas and less energy produced with natural gas. Additionally, income from sales of renewable energy credits decreased $4 million compared to the third quarter of 2008 primarily due to significantly lower market prices. Recovery of electric energy efficiency program costs increased $2 million compared to the third quarter of 2008, contributing to electric retail gross margin. Changes in the recovery of energy efficiency program costs are substantially matched by changes in other operating expenses.

Electric gross margin for the first nine months of 2009 decreased $45 million compared to the first nine months of 2008. Electric wholesale gross margin decreased $51 million due to a significant reduction in the average margin on wholesale sales and an 11% decrease in wholesale volumes as a result of the current economy’s downward pressure on prices and demand for electricity in the wholesale market. Electric retail gross margin increased $6 million compared to the first nine months of 2008 principally due to a reduction in the average cost of purchased electricity and natural gas and less energy produced with natural gas. Customer growth also contributed to the increase in electric retail gross margin. The positive impact of these factors was significantly offset by a reduction in sales to industrial customers as a result of current economic conditions and in sales to other retail customers due to the effects of milder temperatures in the service territory during the first nine months of 2009. Recovery of electric energy efficiency program costs increased $7 million compared to the first nine months of 2008. Changes in the recovery of energy efficiency program costs are substantially matched by changes in other operating expenses. Income from the sales of renewable energy credits decreased $6 million due to significantly lower market prices.

Regulated Gas Gross Margin

	Third Quarter				First Nine Months
	2009	2008	Change		2009	2008	Change
Gross margin (in millions):
Operating revenue	$85	$192	$(107)	(56)%	$591	$1,043	$(452)	(43)%
Less - cost of gas sold	45	154	(109)	(71)	417	866	(449)	(52)
Gas gross margin	$40	$38	$2	5	$174	$177	$(3)	(2)

Sales (000’s decatherms (“Dths”)):
Retail	5,984	6,222	(238)	(4)%	54,749	59,287	(4,538)	(8)%
Wholesale	4,951	10,387	(5,436)	(52)	27,881	32,302	(4,421)	(14)
Total	10,935	16,609	(5,674)	(34)	82,630	91,589	(8,959)	(10)

Regulated gas revenue includes purchased gas adjustment clauses through which MidAmerican Energy is allowed to recover the cost of gas sold from its retail gas utility customers. Consequently, fluctuations in the cost of gas sold do not directly affect gross margin or net income because regulated gas revenue reflects comparable fluctuations through the purchased gas adjustment clauses. Compared to the third quarter of 2008, MidAmerican Energy’s average per-unit cost of gas sold decreased 56%, resulting in a $55 million decrease in gas revenue and cost of gas sold for the third quarter of 2009. MidAmerican Energy’s average per-unit cost of gas sold decreased 47% for the first nine months of 2009 compared to the first nine months of 2008, resulting in a $364 million decrease in gas revenue and cost of gas sold. Additionally, regulated gas revenue decreased compared to the third quarter and the first nine months of 2008 due to lower retail sales volumes as a result of milder temperatures during 2009 and fewer wholesale market opportunities in the third quarter of 2009. Recovery of gas energy efficiency program costs for the third quarter and the first nine months of 2009 increased $2 million and $4 million, respectively, compared to the third quarter and first nine months of 2008. Changes in the recovery of energy efficiency program costs are substantially matched by changes in other operating expenses.

Regulated Operating Costs and Expenses

Other operating expenses of $104 million for the third quarter of 2009 were unchanged compared to the third quarter of 2008 reflecting a $4 million increase in energy efficiency program costs, which was substantially matched by an increase in related revenue, offset by the impact of cost containment efforts.

Other operating expenses of $309 million for the first nine months of 2009 increased $4 million compared to the first nine months of 2008 due to an $11 million increase in energy efficiency program costs, which was substantially matched by an increase in related revenue. Additionally, increases in Quad Cities Generating Station costs and a lower property insurance refund were more than offset by the impact of cost containment efforts.

Maintenance expense of $43 million for the third quarter of 2009 decreased $11 million compared to the third quarter of 2008 due to a $14 million decrease in costs for emergency response and restoration due to intense storms and extensive flooding in the third quarter of 2008. Maintenance expense increased $2 million for the third quarter of 2009 due to the addition of new wind-powered generating facilities during 2008.

Maintenance expense of $133 million for the first nine months of 2009 decreased $19 million compared to the first nine months of 2008 due to a $22 million decrease in costs for emergency response and restoration as a result of the storms and flooding in the second and third quarters of 2008 and a $2 million decrease in fossil-fueled generation plant maintenance. Maintenance expense increased $5 million due to the addition of new wind-powered generating facilities during 2008.

Depreciation and amortization expense of $85 million for the third quarter of 2009 increased $25 million compared to the third quarter of 2008. For the first nine months of 2009, depreciation and amortization expense of $250 million increased $41 million compared to the first nine months of 2008. Utility plant depreciation expense increased $15 million for the third quarter of 2009 and $44 million for the first nine months of 2009 primarily as a result of additional wind-powered generating facilities placed in service in 2008. In addition, for the third quarter of 2009, regulatory expense related to a revenue sharing arrangement in Iowa increased $11 million as a result of an adjustment in the third quarter of 2008 necessitated by lower than expected Iowa electric returns.

Nonregulated Gross Margin

	Third Quarter				First Nine Months
	2009	2008	Change		2009	2008	Change

MidAmerican Energy (in millions):
Nonregulated operating revenue	$275	$360	$(85)	(24)%	$831	$985	$(154)	(16)%
Less - nonregulated cost of sales	254	337	(83)	(25)	761	925	(164)	(18)
Nonregulated gross margin	$21	$23	$(2)	(9)	$70	$60	$10	17

MidAmerican Funding (in millions):
Nonregulated operating revenue	$276	$363	$(87)	(24)%	$834	$991	$(157)	(16)%
Less - nonregulated cost of sales	254	337	(83)	(25)	762	926	(164)	(18)
Nonregulated gross margin	$22	$26	$(4)	(15)	$72	$65	$7	11

Nonregulated electric retail sales (GWh)	2,830	2,517	313	12%	7,639	7,169	470	7%

Nonregulated gas sales (Dths)	7,825	9,257	(1,432)	(15)%	30,825	35,417	(4,592)	(13)%

Nonregulated revenue and cost of sales for the third quarter of 2009 decreased compared to the third quarter of 2008 due to lower average prices and costs for nonregulated gas sales and a 15% decrease in related sales volumes. An increase in nonregulated electric retail revenue and cost of sales due to a 12% increase in sales volumes partially offset the decreases from nonregulated gas activities. Nonregulated gross margin decreased compared to the third quarter of 2008 primarily due to reduced earnings from sharing arrangements under applicable state regulations and tariffs related to MidAmerican Energy’s regulated natural gas operations.

Nonregulated revenue and cost of sales for the first nine months of 2009 decreased compared to the first nine months of 2008 due to lower average prices and costs for nonregulated gas sales and a 13% decrease in related sales volumes. An increase in nonregulated electric retail revenue and cost of sales due to a 7% increase in sales volumes partially offset the decreases from nonregulated gas activities. Nonregulated gross margin increased compared to the first nine months of 2008 primarily due to improved price spreads for both nonregulated electric and nonregulated gas sales and an increase in nonregulated electric sales volumes. Reduced earnings from sharing arrangements under applicable state regulations and tariffs related to MidAmerican Energy’s regulated natural gas operations partially offset these increases.

Non-Operating Income

MidAmerican Energy’s non-operating income for the third quarter and first nine months of 2009 decreased $1 million and $11 million, respectively, compared to the third quarter and first nine months of 2008 due to a decrease in allowance for equity funds as a result of higher short-term borrowings and a decrease in construction work in progress during 2009. As a regulated public utility, MidAmerican Energy is allowed to capitalize, and record as income, a cost of construction for equity funds used, based on guidelines set forth by the Federal Energy Regulatory Commission (“FERC”). The decreases in allowance for equity funds was partially offset by increases in income from corporate-owned life insurance policies as a result of improvement in the capital markets and gains on the sales of property in 2009.

Fixed Charges

The $3 million increase in MidAmerican Energy’s interest on long-term debt for the first nine months of 2009 compared to the first nine months of 2008 was due to the issuance of $350 million of 5.3% Senior Notes in March 2008, partially offset by decreases due to the retirement of long-term debt and lower variable interest rates. MidAmerican Energy is allowed to capitalize, and record as a reduction to fixed charges, a cost of construction for debt funds used, based on guidelines set forth by the FERC. Allowance for borrowed funds decreased $5 million and $10 million for the third quarter and first nine months of 2009, respectively, due to a decrease in construction work in progress compared to 2008.

In February 2009, MidAmerican Funding repaid $175 million of 6.339% Senior notes, which reduced its interest on long-term debt for the third quarter and first nine months of 2009.

Income Tax Expense (Benefit)

MidAmerican Energy’s income tax expense decreased $79 million to a benefit of $47 million for the third quarter of 2009 with an effective tax rate of (53)% compared to 25% for the third quarter of 2008. MidAmerican Energy’s income tax expense decreased $112 million to a benefit of $24 million for the first nine months of 2009 with an effective tax rate of (9)% compared to 25% for the first nine months of 2008. The decrease in 2009 income taxes and effective tax rates compared to 2008 was mainly due to $55 million of income tax benefits recognized in the third quarter of 2009 for a change in the tax accounting method for the repairs deduction discussed below, lower pre-tax income, the effects of ratemaking and the benefit of additional production tax credits.

MidAmerican Energy changed the method by which it determines current income tax deductions for repairs on certain of its regulated utility assets (the “repairs deduction”), which results in current deductibility for costs that are capitalized for book purposes. The repairs deduction was computed for tax years 1998 and forward and was deducted on the 2008 income tax return. Iowa, MidAmerican Energy’s largest jurisdiction for rate-regulated operations, requires immediate income recognition of such temporary differences. For the third quarter and first nine months of 2009, MidAmerican Energy’s earnings reflect $55 million of net tax benefits recognized. Additionally, regulatory assets reflect an increase of $95 million in recognition of MidAmerican Energy’s ability to recover increased tax expense when such temporary differences reverse.

Federal law provides for federal production tax credits for energy produced by renewable electricity generation facilities, including wind-powered generation, for ten years after the in-service date. MidAmerican Energy’s income taxes for the third quarter and first nine months of 2009 include $6 million and $17 million, respectively, of additional production tax credits compared to the third quarter and first nine months of 2008 due to additional wind-powered generation.

State utility rate regulation in Iowa requires that the tax effect of certain temporary differences be flowed through immediately to customers. Therefore, amounts that would otherwise have been recognized in income tax expense have been included as changes in regulatory assets. This treatment of such temporary differences impacts the effective tax rates from year to year. Accordingly, greater tax depreciation in 2009, due primarily to the addition of wind-powered generation facilities in the fourth quarter of 2008, decreased the effective tax rate compared to 2008.

MidAmerican Funding’s income tax expense decreased $78 million to a benefit of $51 million for the third quarter of 2009 with an effective tax rate of (63)% compared to 23% for the third quarter of 2008. MidAmerican Funding’s income tax expense decreased $111 million to a benefit of $36 million for the first nine months of 2009 with an effective tax rate of (16)% compared to 23% for the first nine months of 2008.

Liquidity and Capital Resources

As of September 30, 2009, MidAmerican Energy’s total net liquidity available was $462 million consisting of $7 million of cash and cash equivalents and $650 million of revolving credit facilities reduced by $195 million of the revolving credit facilities reserved to support MidAmerican Energy’s variable-rate tax-exempt bond obligations. As of September 30, 2009, MidAmerican Funding’s total net liquidity available was $467 million, including MHC’s $4 million revolving credit facility and an additional $1 million of cash and cash equivalents.

MidAmerican Energy has restricted cash and investments included in restricted cash and short-term investments and investments and nonregulated property, net on the Consolidated Balance Sheets totaling $260 million and $246 million as of September 30, 2009 and December 31, 2008, respectively, primarily related to funds held in trust for nuclear decommissioning.

Cash Flows From Operating Activities

MidAmerican Energy’s net cash flows from operating activities for the nine-month periods ended September 30, 2009 and 2008, were $792 million and $581 million, respectively. MidAmerican Funding’s net cash flows from operating activities for the nine-month periods ended September 30, 2009 and 2008, were $767 million and $551 million, respectively. The increase was principally due to higher income tax receipts resulting from the current repairs deduction, lower pre-tax income, additional production tax credits and greater tax depreciation on increased capital additions in 2009. Additionally, a return of cash collateral posted for derivative positions and reduced working capital requirements as a result of lower gas prices contributed to the increase in net cash flows from operating activities.

Cash Flows From Investing Activities

MidAmerican Energy’s net cash flows from investing activities for the nine-month periods ended September 30, 2009 and 2008, were $(336) million and $(1.118) billion, respectively. MidAmerican Funding’s net cash flows from investing activities for the nine-month periods ended September 30, 2009 and 2008, were $(337) million and $(1.118) billion, respectively. Net cash flows from investing activities consist almost entirely of utility construction expenditures. The decrease in utility construction expenditures is due to the construction of wind-powered generating facilities during 2008.

Cash Flows From Financing Activities

MidAmerican Energy’s net cash flows from financing activities for the nine-month periods ended September 30, 2009 and 2008, were $(458) million and $540 million, respectively. MidAmerican Funding’s net cash flows from financing activities for the nine-month periods ended September 30, 2009 and 2008, were $(432) million and $570 million, respectively. In 2009, MidAmerican Energy made repayments of short-term debt totaling $457 million compared to proceeds from short-term debt of $149 million in 2008 due to the improvement in cash flows from operating activities and lower requirements for utility construction expenditures. In 2008, MidAmerican Energy received proceeds from the issuance of its long-term debt totaling $451 million and repaid $58 million of its long-term debt. In 2009, MidAmerican Funding repaid $175 million of 6.339% Senior notes and received $201 million, compared to $30 million in 2008, through its note payable with MidAmerican Energy Holdings Company.

Debt Authorizations and Related Matters

MidAmerican Energy has authority from the FERC to issue commercial paper and bank notes aggregating $1.2 billion through October 30, 2010. MidAmerican Energy currently has an unsecured $645 million multi-bank revolving credit facility that supports its commercial paper program and its variable-rate tax-exempt bond obligations. The credit facility reduces in July 2012 to $530 million and expires in July 2013. Additionally, MidAmerican Energy has a $5 million unsecured revolving credit facility for general corporate purposes.

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

In conjunction with the March 1999 merger, MidAmerican Energy committed to the Iowa Utilities Board (“IUB”) to use commercially reasonable efforts to maintain an investment grade rating on its long-term debt and to maintain its common equity level above 42% of total capitalization unless circumstances beyond its control result in the common equity level decreasing to below 39% of total capitalization. MidAmerican Energy must seek the approval of the IUB of a reasonable utility capital structure if MidAmerican Energy’s common equity level decreases below 42% of total capitalization, unless the decrease is beyond the control of MidAmerican Energy. MidAmerican Energy is also required to seek the approval of the IUB if MidAmerican Energy’s equity level decreases to below 39%, even if the decrease is due to circumstances beyond the control of MidAmerican Energy. If MidAmerican Energy’s common equity level were to drop below the required thresholds, MidAmerican Energy’s ability to issue debt could be restricted. As of September 30, 2009, MidAmerican Energy’s common equity ratio was 49% computed on a basis consistent with its commitment.

Future Uses of Cash

MidAmerican Energy and MidAmerican Funding have available a variety of sources of liquidity and capital resources, both internal and external, including net cash flows from operating activities, public and private debt offerings, the issuance of commercial paper, the use of unsecured revolving credit facilities, and other sources. These sources are expected to provide funds required for current operations, capital expenditures, debt retirements and other capital requirements. The availability and terms under which MidAmerican Energy and MidAmerican Funding have access to external financing depends on a variety of factors, including their credit ratings, investors’ judgment of risk and conditions in the overall capital market, including the condition of the utility industry in general.

Utility Construction Expenditures

MidAmerican Energy’s primary need for capital is utility construction expenditures. MidAmerican Energy’s utility construction expenditures for 2009, excluding the non-cash allowance for equity funds used during construction, are estimated to be approximately $393 million, which includes $21 million for emissions control equipment to address current and anticipated air quality regulations and $371 million for ongoing operational projects, including distribution, transmission, generation and other infrastructure needed to serve existing and expected growing demand. Capital expenditure needs are reviewed regularly by management and may change significantly as a result of such reviews, which may consider, among other factors, changes in rules and regulations, including environmental and nuclear, changes in income tax laws, general business conditions, load projections, system reliability standards, the cost and efficiency of construction labor, equipment and materials, and the cost and availability of capital.

MidAmerican Energy continues to evaluate additional cost effective wind-powered generation. On March 25, 2009, MidAmerican Energy filed with the IUB for its approval of a settlement agreement between MidAmerican Energy and the Iowa Office of Consumer Advocate (“OCA”) in conjunction with MidAmerican Energy’s ratemaking principles application to construct up to 1,001 MW (nameplate ratings) of additional wind-powered generation in Iowa through 2012. MidAmerican Energy has not entered into any material contracts for the development or construction of new wind-powered generation or the purchase of any related wind turbines.

MidAmerican Energy is subject to federal, state and local laws and regulations with regard to air and water quality, hazardous and solid waste disposal, protected species and other environmental matters that have the potential to impact MidAmerican Energy’s current and future operations. The future costs (beyond existing planned capital expenditures) of complying with applicable environmental laws, regulations and rules cannot yet be reasonably estimated but could be material to MidAmerican Energy. MidAmerican Energy is not aware of any proven, commercially available technology that eliminates or captures and stores carbon dioxide emissions from coal-fired and natural gas-fired generation facilities, and MidAmerican Energy is uncertain when, or if, such technology will be commercially available.

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

Environmental Regulations

In addition to the updates contained herein, refer to Note 7 of Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q and the “Environmental Regulations” section of Item 1 of MidAmerican Energy’s and MidAmerican Funding’s Annual Report on Form 10-K for the year ended December 31, 2008, for additional information regarding certain environmental matters affecting MidAmerican Energy’s operations.

Climate Change

As a result of increased attention to global climate change in the United States, there are significant future environmental regulations under consideration to increase the deployment of clean energy technologies and regulate emissions of greenhouse gases at the state, regional and federal levels. Congress and federal policy makers are considering climate change legislation and a variety of national climate change policies, such as the American Clean Energy and Security Act of 2009 (“Waxman-Markey bill”) discussed in Note 7 of Notes to Consolidated Financial Statements. In addition, governmental and nongovernmental organizations and others have become more active in initiating litigation under existing environmental and other laws.

In April 2009, the EPA issued a proposed finding, in response to the United States Supreme Court’s 2007 decision in the case of Massachusetts v. EPA, that under Section 202(a) of the Clean Air Act six greenhouse gases - carbon dioxide, methane, nitrous oxide, hydrofluorocarbons, perfluorocarbons, and sulfur hexafluoride - threaten the public health and welfare of current and future generations. The finding does not include any proposed regulations regarding greenhouse gas emissions; however, such regulatory or legislative action could have a significant adverse impact on MidAmerican Energy’s current and future fossil-fueled generating facilities. In September 2009, in anticipation of the regulation of greenhouse gases under Section 202(a) of the Clean Air Act, the EPA released a proposed greenhouse gas “tailoring” rule which would require new or modified facilities with increased greenhouse gas emissions in excess of 25,000 tons per year of carbon dioxide equivalent emissions to undergo a best available control technology review. In addition, the proposal would require the incorporation of greenhouse gas emissions under Title V operating permits.

In September 2009, the United States Court of Appeals for the Second Circuit (the “Second Circuit”) issued its opinion in the case of Connecticut v. American Electric Power, which remanded to the lower court a nuisance action by eight states and the City of New York against five large utility emitters of carbon dioxide. The United States District Court for the Southern District of New York (the “Southern District of New York”) dismissed the case in 2005, holding that the claims that emissions of greenhouse gases from the defendants' coal-fueled generating facilities were causing harmful climate change and should be enjoined as a public nuisance under federal common law presented a “political question” that the court lacked jurisdiction to decide. The Second Circuit rejected the Southern District of New York’s conclusion that the plaintiffs' claims were barred from consideration as a political question and the Southern District of New York was not precluded from determining the case on its merits. MidAmerican Energy cannot predict the outcome of this litigation or its potential impact at this time.

In October 2009, a three judge panel in the United States Court of Appeals for the Fifth Circuit (the “Fifth Circuit”) issued its opinion in the case of Ned Comer, et al. v. Murphy Oil USA, et al., a putative class action lawsuit against insurance, oil, coal and chemical companies, based on claims that the defendants’ emissions of greenhouse gases contributed to global warming that in turn caused a rise in sea levels and added to the ferocity of Hurricane Katrina, which combined to destroy the plaintiff’s private property, as well as public property. In 2007, the United States District Court for the Southern District of Mississippi (the “Southern District of Mississippi”) had dismissed the case based on the lack of standing and further held that the claims were barred by the political question doctrine. The Fifth Circuit reversed the lower court decision and held that the plaintiffs had standing to assert their public and private nuisance, trespass, and negligence claims and concluded that the claims did not present a political question. The case was remanded to the Southern District of Mississippi for further proceedings with the court noting that it had not determined, and would leave to the lower court to analyze, whether the alleged chain of causation satisfies the proximate cause requirement under Mississippi state common law.

In October 2009, the United States District Court for the Northern District of California (the “Northern District of California”) granted the defendants’ motions to dismiss in the case of Native Village of Kivalina v. ExxonMobil Corporation, et al. The plaintiffs filed their complaint in February 2008, asserting claims against 24 defendants, including electric generating companies, oil companies and a coal company, for public nuisance under state and federal common law based on the defendants’ greenhouse gas emissions. The Northern District of California dismissed all of the plaintiffs’ federal claims, holding that the court lacked subject matter jurisdiction to hear the claims under the political question doctrine, and that the plaintiffs lacked standing to bring their claims. The Northern District of California declined to hear the state law claims and the case was dismissed with prejudice to their future presentation in an appropriate state court.

Credit Ratings

MidAmerican Energy’s senior unsecured debt credit ratings are as follows: Moody’s Investors Service, “A2/stable;” Standard & Poor’s, “A-/stable;” and Fitch Ratings, “A/stable.” Debt and preferred securities of MidAmerican Energy are rated by nationally recognized credit rating agencies. Assigned credit ratings are based on each rating agency’s assessment of MidAmerican Energy’s ability to, in general, meet the obligations of its issued debt or preferred securities. The credit ratings are not a recommendation to buy, sell or hold securities, and there is no assurance that a particular credit rating will continue for any given period of time.

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

In accordance with industry practice, certain agreements, including derivative contracts, contain provisions that require MidAmerican Energy to maintain specific credit ratings on their unsecured debt from one or more of the major credit ratings agencies. These agreements, including derivative contracts, may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels (“credit-risk-related contingent features”) or provide the right for counterparties to demand “adequate assurance” in the event of a material adverse change in MidAmerican Energy’s creditworthiness. These rights can vary by contract and by counterparty. If all credit-risk-related contingent features or adequate assurance provisions for these agreements, including derivative contracts, had been triggered as of September 30, 2009, MidAmerican Energy would have been required to post $287 million of additional collateral. MidAmerican Energy’s collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings or other factors. Refer to Note 4 of Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q for a discussion of MidAmerican Energy’s collateral requirements specific to its derivative contracts.

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

MidAmerican Energy determined that participation in a regional transmission operator (“RTO”) market as a transmission-owning member would provide it with enhanced wholesale marketing opportunities through greater access to wholesale electric buyers. Effective September 1, 2009, MidAmerican Energy became a transmission-owning member of the Midwest Independent Transmission System Operator, Inc. (“MISO”). While MidAmerican Energy retains ownership of its transmission assets, the MISO is responsible for the operation of the transmission system and the administration of transmission services.

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

For quantitative and qualitative disclosures about market risk affecting MidAmerican Energy and MidAmerican Funding, see Item 7A of their Annual Report on Form 10-K for the year ended December 31, 2008. MidAmerican Energy’s and MidAmerican Funding’s exposure to market risk and their management of such risk has not changed materially since December 31, 2008. Refer to Note 4 of Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q for disclosure of MidAmerican Energy’s derivative positions as of September 30, 2009.

Item 4(T).	Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, the Company (MidAmerican Energy or MidAmerican Funding, as applicable) carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, the Company’s management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In June 2009, the United States House of Representatives passed the American Clean Energy and Security Act of 2009 (“Waxman-Markey bill”), introduced by Representatives Henry Waxman and Edward Markey. In addition to a federal renewable portfolio standard, which would require utilities to obtain a portion of their energy from certain qualifying renewable sources, and energy efficiency measures, the bill requires a reduction in greenhouse gas emissions beginning in 2012, with emission reduction targets of 3% below 2005 levels by 2012; 17% below 2005 levels by 2020; 42% below 2005 levels by 2030; and 83% below 2005 levels by 2050 under a “cap and trade” program. In September 2009, a similar bill was introduced in the United States Senate by Senators Barbara Boxer and John Kerry, which would require an initial reduction in greenhouse gas emissions beginning in 2012 with emission reduction targets consistent with the Waxman-Markey bill, with the exception of the 2020 target, which requires 20% reduction below 2005 levels. If the Waxman-Markey bill or some other federal comprehensive climate change bill were to pass both Houses of Congress and be signed into law by the President, the impact on MidAmerican Energy’s financial performance could be material and would depend on a number of factors, including the required timing and level of greenhouse gas reductions, the price and availability of offsets and allowances used for compliance, and its ability to receive revenue from customers for increased costs. The new law would likely result in increased operating costs and expenses, additional capital expenditures and asset retirements and may negatively impact demand for electricity. To the extent that MidAmerican Energy is not allowed by its regulators to recover or cannot otherwise recover the costs to comply with climate change requirements, these requirements could have a material adverse impact on MidAmerican Energy’s consolidated financial results. Additionally, even if such costs are recoverable in rates, if they are substantial and result in rates increasing to levels that substantially reduce customer demand, this could have a material adverse impact on MidAmerican Energy’s consolidated financial results.

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

MIDAMERICAN FUNDING, LLC
MIDAMERICAN ENERGY COMPANY
Registrants

Date: November 6, 2009	/s/ Thomas B. Specketer
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