Form 10-K
period 2009-12-31
MIDAMERICAN ENERGY CO; MIDAMERICAN FUNDING LLC
filed 2010-03-01
CIK 928576, 1098296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

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
Yes  ☐              No  ☒

All of the member’s equity of MidAmerican Funding, LLC is held by its parent company, MidAmerican Energy Holdings Company, as of January 31, 2010.

All common stock of MidAmerican Energy Company is held by its parent company, MHC Inc., which is a direct, wholly owned subsidiary of MidAmerican Funding, LLC. As of January 31, 2010, 70,980,203 shares of MidAmerican Energy Company common stock, without par value, were outstanding.

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

TABLE OF CONTENTS

PART I

Forward-Looking Statements

This report contains statements that do not directly or exclusively relate to historical facts. These statements are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements can typically be identified by the use of forward-looking words, such as “may,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “intend,” “potential,” “plan,” “forecast,” and similar terms. These statements are based upon MidAmerican Funding’s and MidAmerican Energy’s current intentions, assumptions, expectations and beliefs and are subject to risks, uncertainties and other important factors. Many of these factors are outside the control of MidAmerican Funding or MidAmerican Energy and could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include, among others:

•	general economic, political and business conditions in the jurisdictions in which MidAmerican Energy’s facilities operate;

•
changes in federal, state and local governmental, legislative, or regulatory requirements, including those pertaining to income taxes, affecting MidAmerican Energy or the electric or gas utility industries;

•
changes in, and compliance with, environmental laws, regulations, decisions and policies that could, among other items, increase operating and capital costs, reduce plant output or delay plant construction;

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

•
changes in prices, availability and demand for both purchases and sales of wholesale electricity, coal, natural gas, other fuel sources and fuel transportation that could have a significant impact on generation capacity and energy costs;

•	the financial condition and creditworthiness of MidAmerican Energy’s significant customers and suppliers;

•	changes in business strategy or development plans;

•
availability, terms and deployment of capital, including reductions in demand for investment grade commercial paper, debt securities and other sources of debt financing and volatility in the London Interbank Offered Rate, the base interest rate for MidAmerican Energy’s credit facilities;

•	changes in MidAmerican Energy’s credit ratings;

•	performance of MidAmerican Energy’s generating facilities, including unscheduled outages or repairs;

•	risks relating to nuclear generation;

•
the impact of derivative contracts used to mitigate or manage volume, price and interest rate risk, including increased collateral requirements, and changes in the commodity prices, interest rates and other conditions that affect the fair value of derivative contracts;

•	increases in employee healthcare costs and the potential impact of federal healthcare reform legislation;

•
the impact of investment performance and changes in interest rates, legislation, healthcare cost trends, mortality and morbidity on pension and other postretirement benefits expense and funding requirements;

•
unanticipated construction delays, changes in costs, receipt of required permits and authorizations, ability to fund capital projects and other factors that could affect future generating facilities and infrastructure additions;

•	the impact of new accounting pronouncements or changes in current accounting estimates and assumptions on consolidated financial results;

•	other risks or unforeseen events, including litigation, wars, the effects of terrorism, embargoes and other catastrophic events; and

•
other business or investment considerations that may be disclosed from time to time in MidAmerican Funding’s or MidAmerican Energy’s filings with the United States Securities and Exchange Commission (“SEC”) or in other publicly disseminated written documents.

Further details of the potential risks and uncertainties affecting MidAmerican Funding or MidAmerican Energy are described Item 1A and other discussions contained in this Form 10-K. MidAmerican Funding and MidAmerican Energy undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors should not be construed as exclusive.

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

On March 1, 2006, MEHC and Berkshire Hathaway entered into an Equity Commitment Agreement (“Berkshire Equity Commitment”) pursuant to which Berkshire Hathaway has agreed to purchase up to $3.5 billion of MEHC’s common equity upon any requests authorized from time to time by MEHC’s Board of Directors. The proceeds of any such equity contribution shall only be used for the purpose of (a) paying when due MEHC’s debt obligations and (b) funding the general corporate purposes and capital requirements of MEHC’s regulated subsidiaries, including MidAmerican Energy. Berkshire Hathaway will have up to 180 days to fund any such request in increments of at least $250 million pursuant to one or more drawings authorized by MEHC’s Board of Directors. The funding of each drawing will be made by means of a cash equity contribution to MEHC in exchange for additional shares of MEHC’s common stock. MidAmerican Energy has no right to make or to cause MEHC to make any equity contribution requests. The Berkshire Equity Commitment expires on February 28, 2011.

MIDAMERICAN FUNDING AND MHC

MidAmerican Funding conducts no business other than activities related to its debt securities and the ownership of MHC. MHC conducts no business other than the ownership of its subsidiaries and related corporate services. MHC’s interests include 100% of the common stock of MidAmerican Energy, InterCoast Capital, Midwest Capital and MEC Construction. MidAmerican Energy accounts for the predominant part of MidAmerican Funding’s and MHC’s assets, revenue and earnings. Financial information on MidAmerican Funding’s segments of business is in Note 15 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

As of December 31, 2009, MidAmerican Funding and its subsidiaries had 3,567 employees.

MIDAMERICAN ENERGY

MidAmerican Energy is a public utility company headquartered in Iowa that serves 725,000 regulated retail electric customers in portions of Iowa, Illinois and South Dakota and 707,000 regulated retail and transportation natural gas customers in portions of Iowa, South Dakota, Illinois and Nebraska.  MidAmerican Energy is principally engaged in the business of generating, transmitting, distributing and selling electricity and in distributing, selling and transporting natural gas. Metropolitan areas in which MidAmerican Energy distributes electricity at retail include Council Bluffs, Des Moines, Fort Dodge, Iowa City, Sioux City and Waterloo, Iowa; and the Quad Cities (Davenport and Bettendorf, Iowa and Rock Island, Moline and East Moline, Illinois). Metropolitan areas in which it distributes natural gas at retail include Cedar Rapids, Des Moines, Fort Dodge, Iowa City, Sioux City and Waterloo, Iowa; the Quad Cities; and Sioux Falls, South Dakota. MidAmerican Energy has a diverse customer base consisting of residential, agricultural, and a variety of commercial and industrial customer groups. Some of the larger industrial groups served by MidAmerican Energy include the processing and sales of food products; the manufacturing, processing and fabrication of primary metals; farm and other non-electrical machinery; real estate; and cement and gypsum products. In addition to retail sales and natural gas transportation, MidAmerican Energy sells electric energy to markets operated by regional transmission organizations (“RTOs”) and electric energy and natural gas to other utilities, municipalities and marketers on a wholesale basis. MidAmerican Energy is a transmission-owning member of the Midwest Independent Transmission System Operator, Inc. and participates in its energy and ancillary services markets.

MidAmerican Energy’s regulated electric and natural gas operations are conducted under numerous franchise agreements, certificates, permits and licenses obtained from federal, state and local authorities. The franchise agreements, with various expiration dates, are typically for 25-year terms. MidAmerican Energy generally has an exclusive right to serve electric customers within its service territories and, in turn, has an obligation to provide electric service to those customers. In return, the state utility commissions have established rates on a cost-of-service basis, which are designed to allow MidAmerican Energy an opportunity to recover its costs of providing services and to earn a reasonable return on its investment.

MidAmerican Energy also has nonregulated business activities consisting predominately of competitive electricity and natural gas. Refer to the “Nonregulated Energy Operations” section later in this Item 1 for further discussion.

MidAmerican Energy had total assets of $8.6 billion as of December 31, 2009, and total operating revenue of $3.7 billion for 2009. Financial information on MidAmerican Energy’s segments of business is disclosed in Note 15 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

The percentages of MidAmerican Energy’s operating revenue derived from the following business activities for the years ended December 31 were as follows:

	2009	2008	2007

Regulated electric	47%	43%	45%
Regulated gas	23	29	28
Nonregulated	30	28	27
	100%	100%	100%

As of December 31, 2009, MidAmerican Energy had 3,567 employees, of which 1,603 were covered by union contracts. MidAmerican Energy has three separate contracts with locals of the International Brotherhood of Electrical Workers and the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied International and Service Workers International Union.

Regulated Electric Operations

Customers

The percentages of electricity sold to retail customers by jurisdiction for the years ended December 31 were as follows:

	2009	2008	2007

Iowa	90%	90%	90%
Illinois	9	9	9
South Dakota	1	1	1
	100%	100%	100%

The percentages of electricity sold to retail and wholesale customers by class of customer, total gigawatt hours (“GWh”) sold and the average number of retail customers for the years ended December 31 were as follows:

	2009	2008	2007

Residential	17%	17%	18%
Small general service (1)	12	12	12
Large general service (2)	26	25	27
Other	5	4	5
Retail	60	58	62
Wholesale (3)	40	42	38
Total retail and wholesale	100%	100%	100%

Total GWh sold	33,609	36,061	33,614
Total average number of retail customers (in millions)	0.7	0.7	0.7

(1)	Generally includes commercial and industrial customers with a demand of 200 kilowatts or less.

(2)	Generally includes commercial and industrial customers with a demand of more than 200 kilowatts.

(3)
Wholesale generally includes sales of energy at wholesale to markets operated by regional transmission organizations, and to other utilities, municipalities and marketers for resale to end-use customers.

In addition to the variations in weather from year to year, fluctuations in economic conditions within the service territory and elsewhere can impact customer usage, particularly for industrial and wholesale customers. Beginning in the third quarter of 2008, industrial customer usage levels began to decline due to the effects of the economic conditions in the United States. The declining usage trend continued in 2009, resulting in lower retail demand than in 2008.

There are seasonal variations in MidAmerican Energy’s electric business that are principally related to the use of electricity for air conditioning and the related effects of weather. Typically, 35-40% of MidAmerican Energy’s regulated electric revenue is reported in the months of June, July, August and September.

The annual hourly peak demand on MidAmerican Energy’s electric system usually occurs as a result of air conditioning use during the cooling season. Peak demand represents the highest demand on a given day and at a given hour. On June 22, 2009, retail customer usage of electricity caused a record hourly peak demand of 4,299 megawatts (“MW”) on MidAmerican Energy’s electric system, which is 59 MW greater than the previous peak demand of 4,240 MW set August 13, 2007,

Power and Fuel Supply

MidAmerican Energy has ownership interest in a diverse portfolio of power generating facilities. The following table presents certain information concerning MidAmerican Energy’s owned power generating facilities as of December 31, 2009.

				Facility Net
		Energy	Year	Capacity	Net MW
Generating Facility	Location	Source	Installed	(MW)(1)	Owned(1)
COAL:
George Neal Unit No. 1	Sergeant Bluff, IA	Coal	1964	135	135
George Neal Unit No. 2	Sergeant Bluff, IA	Coal	1972	295	295
George Neal Unit No. 3	Sergeant Bluff, IA	Coal	1975	515	371
George Neal Unit No. 4	Salix, IA	Coal	1979	644	261
Louisa	Muscatine, IA	Coal	1983	745	656
Ottumwa	Ottumwa, IA	Coal	1981	710	369
Riverside Unit No. 3	Bettendorf, IA	Coal	1925	5	5
Riverside Unit No. 5	Bettendorf, IA	Coal	1961	130	130
Walter Scott, Jr. Unit No. 1	Council Bluffs, IA	Coal	1954	45	45
Walter Scott, Jr. Unit No. 2	Council Bluffs, IA	Coal	1958	88	88
Walter Scott, Jr. Unit No. 3	Council Bluffs, IA	Coal	1978	690	546
Walter Scott, Jr. Unit No. 4	Council Bluffs, IA	Coal	2007	800	477
				4,802	3,378
NATURAL GAS AND OTHER:
Greater Des Moines	Pleasant Hill, IA	Gas	2003-04	498	498
Coralville	Coralville, IA	Gas	1970	64	64
Electrifarm	Waterloo, IA	Gas or Oil	1975-78	199	199
Moline	Moline, IL	Gas	1970	64	64
Parr	Charles City, IA	Gas	1969	32	32
Pleasant Hill	Pleasant Hill, IA	Gas or Oil	1990-94	162	162
River Hills	Des Moines, IA	Gas	1966-67	119	119
Sycamore	Johnston, IA	Gas or Oil	1974	149	149
28 portable power modules	Various	Oil	2000	56	56
				1,343	1,343
NUCLEAR:
Quad Cities Unit No. 1	Cordova, IL	Uranium	1972	868	217
Quad Cities Unit No. 2	Cordova, IL	Uranium	1972	872	218
				1,740	435
WIND:
Adair	Adair, IA	Wind	2008	175	175
Carroll	Carroll, IA	Wind	2008	150	150
Century	Blairsburg, IA	Wind	2005-08	200	200
Charles City	Charles City, IA	Wind	2008	75	75
Intrepid	Schaller, IA	Wind	2004-05	176	176
Pomeroy	Pomeroy, IA	Wind	2007-08	256	256
Victory	Westside, IA	Wind	2006	99	99
Walnut	Walnut, IA	Wind	2008	153	153
				1,284	1,284
HYDROELECTRIC:
Moline Unit Nos. 1-4	Moline, IL	Mississippi River	1941	3	3
TOTAL AVAILABLE GENERATING CAPACITY				9,172	6,443

ACCREDITED GENERATING CAPACITY				8,185	5,456

(1)
Facility Net Capacity (MW) represents (except for wind-powered generation facilities, which are nominal ratings) total plant accredited net generating capacity from the summer of 2009 based on MidAmerican Energy’s accreditation approved by the Mid-Continent Area Power Pool. A wind turbine generator’s nominal rating is the manufacturer’s contractually specified capability (in MW) under specified conditions. The 2009 summer accreditation of the wind-powered generation facilities totaled 297 MW and is considerably less than the nominal rating due to the varying nature of wind. Net MW Owned indicates MidAmerican Energy’s ownership of Facility Net Capacity.

The following table shows the percentages of MidAmerican Energy’s total energy supplied by energy source for the years ended December 31:

	2009	2008	2007

Coal	60%	59%	56%
Nuclear	11	10	10
Natural gas	1	3	3
Other(1)	10	6	5
Total MidAmerican Energy-owned generation	82	78	74
Energy purchased – short-term contracts and other	11	14	19
Energy purchased – long-term contracts	7	8	7
	100%	100%	100%

(1)
All or some of the renewable energy attributes associated with generation from these generating facilities may be: (a) used in future years to comply with renewable portfolio standards or other regulatory requirements or (b) sold to third parties in the form of renewable energy credits or other environmental commodities.

The percentage of MidAmerican Energy’s energy supplied by energy source varies from year to year and is subject to numerous operational and economic factors such as planned and unplanned outages; fuel commodity prices; fuel transportation costs; weather; environmental considerations; transmission constraints; and wholesale market prices of electricity. When factors for one energy source are less favorable, MidAmerican Energy may place more reliance on other energy sources. For example, when wind conditions are favorable, MidAmerican Energy can generate more electricity using its low cost wind-powered generating facilities. When wind resources are less favorable, MidAmerican Energy must increase its reliance on more expensive generation or purchased electricity. MidAmerican Energy manages certain risks relating to its supply of electricity and fuel requirements by entering into various contracts, which may be derivatives, including forwards, futures, options, swaps and other agreements. Refer to Item 7A in this Form 10-K for a discussion of commodity price risk and derivative contracts.

All of the coal-fired generating facilities operated by MidAmerican Energy are fueled by low-sulfur, western coal from the Powder River Basin in northeast Wyoming. MidAmerican Energy’s coal supply portfolio includes multiple suppliers and mines under short-term and multi-year agreements of varying terms and quantities. MidAmerican Energy’s coal supply portfolio has a substantial majority of its expected 2010-2011 requirements under fixed-price contracts. MidAmerican Energy regularly monitors the western coal market for opportunities to enhance its coal supply portfolio. During the year ended December 31, 2009, MidAmerican Energy-owned generating facilities held sufficient allowances for sulfur dioxide and nitrogen oxides emissions to comply with the United States Environmental Protection Agency Title IV and Clean Air Interstate Rule requirements. Additional information regarding MidAmerican Energy’s coal supply contracts is in Note 14 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

MidAmerican Energy has a long-haul coal transportation agreement with Union Pacific Railroad Company (“Union Pacific”) that expires in 2012. Under this agreement, Union Pacific delivers coal directly to MidAmerican Energy’s George Neal and Walter Scott, Jr. Energy Centers and to an interchange point with Canadian Pacific Railway for short-haul delivery to the Louisa and Riverside Energy Centers. MidAmerican Energy has the ability to use BNSF Railway Company, an affiliate company, for delivery of a small amount of coal to the Walter Scott, Jr., Louisa and Riverside Energy Centers should the need arise.

MidAmerican Energy is a 25% joint owner of Quad Cities Generating Station Units 1 and 2 (“Quad Cities Station”), a nuclear power plant. Exelon Generation Company, LLC (“Exelon Generation”), the 75% joint owner and the operator of Quad Cities Station, is a subsidiary of Exelon Corporation. Approximately one-third of the nuclear fuel assemblies in each reactor core at Quad Cities Station is replaced every 24 months. MidAmerican Energy has been advised by Exelon Generation that the following requirements for Quad Cities Station can be met under existing supplies or commitments: uranium requirements through 2012 and partial requirements through 2020; uranium conversion requirements through 2015 and partial requirements through 2020; enrichment requirements through 2012 and partial requirements through 2028; and fuel fabrication requirements through 2019. MidAmerican Energy has been advised by Exelon Generation that it does not anticipate it will have difficulty in contracting for uranium, uranium conversion, enrichment or fabrication of nuclear fuel needed to operate Quad Cities Station during these time periods.

MidAmerican Energy uses natural gas and oil as fuel for intermediate and peak demand electric generation, igniter fuel, transmission support and standby purposes. These sources are presently in adequate supply and available to meet MidAmerican Energy’s needs.

MidAmerican Energy has the largest owned wind-powered generation fleet of any United States rate-regulated utility and believes wind-powered generation offers a viable, economical and environmentally prudent means of supplying electricity. Additionally, MidAmerican Energy has regulatory approval to construct up to 1,001 MW (nominal ratings) of additional wind-powered generation in Iowa through 2012, the last 251 MW of which is subject to confirmation from the Iowa Utilities Board (“IUB”). MidAmerican Energy has further committed that not greater than 500 MW will be placed in service during 2012. Wind-powered generation projects under this agreement are authorized to earn a 12.2 % return on equity in any future Iowa rate proceeding. Renewable resources have low to no emissions, require little or no fossil fuel and are complemented by MidAmerican Energy’s other generating facilities and wholesale transactions. MidAmerican Energy’s wind-powered generating facilities are eligible for federal renewable electricity production tax credits (“PTCs”) for 10 years from the date the facilities were placed in service. In February 2009, legislation was passed extending the date by which such facilities must be placed in service to be eligible for PTCs to December 31, 2012.

In addition to its portfolio of generating facilities, MidAmerican Energy purchases and sells electricity and ancillary services in the wholesale markets to serve its retail load and to enhance the efficient use of its generating capacity over the long-term. MidAmerican Energy purchases electricity in the wholesale markets when it is more economical than generating it at its own facilities. MidAmerican Energy sells into the wholesale market available electricity arising from imbalances between available generation and retail load obligations, subject to pricing and transmission constraints.

MidAmerican Energy’s total accredited net generating capability in the summer of 2009 was 5,539 MW, including 83 MW of net capacity purchases. Capacity purchases included 250 MW of capacity from Cooper Nuclear Station through a power purchase agreement with the Nebraska Public Power District, which expired January 1, 2010. Accredited net generating capability represents the amount of generation available to meet the requirements on MidAmerican Energy’s system and consists of MidAmerican Energy-owned generation and the net amount of capacity purchases and sales. Accredited capacity may vary from the nominal, or design, capacity ratings, particularly for wind turbines whose output is dependent upon wind levels at any given time. Additionally, the actual amount of generating capacity available at any time may be less than the accredited capacity due to regulatory restrictions, transmission constraints, fuel restrictions and generating units being temporarily out of service for inspection, maintenance, refueling, modifications or other reasons.

Transmission and Distribution

Electricity from MidAmerican Energy’s generating facilities and purchased electricity is delivered to wholesale markets and its retail customers via the transmission facilities of MidAmerican Energy and others. MidAmerican Energy determined that participation in an RTO energy and ancillary services market as a transmission-owning member would be superior to continuing as a stand-alone balancing control area and provide MidAmerican Energy with enhanced wholesale marketing opportunities and improved economic dispatch of its generating facilities. Effective September 1, 2009, MidAmerican Energy integrated its facilities with the Midwest Independent Transmission System Operator, Inc. (“MISO”) as a transmission-owning member. Accordingly, MidAmerican Energy now operates its transmission assets at the direction of the MISO.

In its role as the operator of its energy, capacity and ancillary service market, the MISO continually balances electric supply and demand in its day-ahead and real-time markets. Primarily through a centralized economic dispatch that optimizes the use of generation resources within the region, the MISO controls the day-to-day operations of the bulk power system for the region served by its members. Additionally, the MISO provides transmission service to MidAmerican Energy and others through its open access transmission tariff.

MidAmerican Energy can enter into wholesale bilateral transactions with a number of parties within the MISO market footprint and can also participate directly in the MISO market. MidAmerican Energy’s wholesale transactions can also occur through the Southwest Power Pool, Inc. and PJM Interconnection, L.L.C. (“PJM”) RTOs and several other major transmission-owning utilities in the region as a result of transmission interconnections MISO has with such organizations.

Regulated Natural Gas Operations

Customers

MidAmerican Energy is engaged in the procurement, transportation, storage and distribution of natural gas for customers in its service territory. MidAmerican Energy purchases natural gas from various suppliers, transports it from the production areas to MidAmerican Energy’s service territory under contracts with interstate natural gas pipelines, stores it in various storage facilities to manage fluctuations in system demand and seasonal pricing, and delivers it to customers through MidAmerican Energy’s distribution system. MidAmerican Energy sells natural gas and transportation services to end-use customers and natural gas to other utilities, municipalities and marketers. MidAmerican Energy also transports natural gas through its distribution system for a number of end-use customers who have independently secured their supply of natural gas. During 2009, 46% of the total natural gas delivered through MidAmerican Energy’s system for end-use customers was under natural gas transportation service.

The percentages of natural gas sold to retail customers by jurisdiction for the years ended December 31 were as follows:

	2009	2008	2007

Iowa	76%	77%	77%
South Dakota	13	12	12
Illinois	10	10	10
Nebraska	1	1	1
	100%	100%	100%

The percentages of natural gas sold to retail and wholesale customers by class of customer, total decatherms (“Dth”) of natural gas sold, total Dth of transportation service and the average number of retail customers for the years ended December 31 were as follows:

	2009	2008	2007

Residential	42%	42%	40%
Small general service(1)	22	21	19
Large general service(1)	4	4	4
Total retail	68	67	63
Wholesale(2)	32	33	37
	100%	100%	100%

Total Dth of natural gas sold (000’s)	121,355	132,172	124,391
Total Dth of transportation service (000’s)	69,642	68,782	65,876
Total average number of retail customers (in millions)	0.7	0.7	0.7

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

There are seasonal variations in MidAmerican Energy’s gas business that are principally due to the use of natural gas for heating. Typically, 45-55% of MidAmerican Energy’s regulated gas revenue is reported in the months of January, February, March and December.

On January 15, 2009, MidAmerican Energy recorded its all-time highest peak-day delivery of 1,147,599 Dth. This peak-day delivery consisted of 75% traditional retail sales service and 25% transportation service of customer-owned gas. As of January 31, 2010, MidAmerican Energy’s 2009/2010 winter heating season peak-day delivery of 1,058,757 Dth was reached on January 4, 2010. This peak-day delivery consisted of 71% traditional retail sales service and 29% transportation service of customer-owned gas. The supply sources utilized by MidAmerican Energy to meet its 2009/2010 peak-day deliveries to its traditional retail sales service customers were:

	Thousands	Percent
	of	of
	Dth	Total

Leased storage and peak shaving plants	159	21%
Firm supply	590	79
	749	100%

Fuel Supply and Capacity

MidAmerican Energy is allowed to recover its cost of natural gas from all of its regulated gas customers through purchased gas adjustment clauses. Accordingly, as long as MidAmerican Energy is prudent in its procurement practices, MidAmerican Energy’s regulated gas customers retain the risk associated with the market price of natural gas. MidAmerican Energy uses several strategies designed to reduce volatility of natural gas prices for its gas customers while maintaining system reliability, including a geographically diverse supply portfolio from producers and third party marketers, the use of storage gas and peak-shaving facilities, sharing arrangements to share savings and costs with customers, and short- and long-term financial and physical gas purchase contracts.

MidAmerican Energy attempts to optimize the value of its regulated assets by engaging in wholesale transactions. IUB and South Dakota Public Utilities Commission (“SDPUC”) rulings have allowed MidAmerican Energy to retain 50% of the respective jurisdictional margins earned on wholesale sales of natural gas, with the remaining 50% being returned to customers through the purchased gas adjustment clauses discussed above.

MidAmerican Energy has rights to firm natural gas pipeline capacity to transport natural gas to its service territory through direct interconnects to the pipeline systems of several interstate natural gas pipeline systems, including Northern Natural Gas Company, an affiliate company. At times, the capacity available through MidAmerican Energy’s firm capacity portfolio may exceed the demand on MidAmerican Energy’s distribution system. Firm capacity in excess of MidAmerican Energy’s system needs can be resold to other companies to achieve optimum use of the available capacity. Past IUB and SDPUC rulings have allowed MidAmerican Energy to retain 30% of the respective jurisdictional margins earned on the resold capacity, with the remaining 70% being returned to customers through the purchased gas adjustment clauses.

MidAmerican Energy utilizes leased gas storage to meet peak day requirements and to manage the daily changes in demand due to changes in weather. The storage gas is typically replaced during off-peak months when the demand for natural gas is historically lower than during the heating season. In addition, MidAmerican Energy also utilizes its three liquefied natural gas plants and one propane-air plant to meet peak day demands in the winter. The storage and peak shaving facilities reduce MidAmerican Energy’s dependence on natural gas purchases during the volatile winter heating season. MidAmerican Energy can deliver approximately 50% of its design day sales requirements from its storage and peak shaving supply sources.

In 1995, the IUB gave initial approval of MidAmerican Energy’s Incentive Gas Supply Procurement Program. In December 2006, the IUB extended the program through October 31, 2010. Under the program, as amended, MidAmerican Energy is required to file with the IUB every six months a comparison of its gas procurement costs to a reference price. If MidAmerican Energy’s cost of gas for the period is less or greater than an established tolerance band around the reference price, then MidAmerican Energy shares a portion of the savings or costs with customers. A similar program is currently in effect in South Dakota through October 31, 2010. Since the implementation of the program, MidAmerican Energy has successfully achieved and shared savings with its gas customers. MidAmerican Energy’s portion of shared savings is reflected in results of nonregulated energy operations.

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

Demand-side Management

MidAmerican Energy has provided a comprehensive set of demand-side management (“DSM”) programs to its Iowa electric and gas customers since 1990, its Illinois electric and gas customers since 2008 and, beginning in 2009, its South Dakota gas customers. The programs are designed to reduce energy consumption and more effectively manage when energy is used, including management of seasonal peak loads. Current programs offer services to customers such as energy engineering audits and information on how to improve the efficiency of their homes and businesses. To assist customers in investing in energy efficiency, MidAmerican Energy offers rebates or incentives encouraging the purchase and installation of high-efficiency equipment such as lighting, heating and cooling equipment, weatherization, motors, process equipment and systems, as well as incentives for efficient construction. Incentives are also paid to residential customers who participate in the air conditioner load control program and nonresidential customers who participate in the nonresidential load management program. Subject to prudence reviews, state regulations allow for contemporaneous recovery of costs incurred for the DSM programs through state-specific energy efficiency service charges paid by all retail electric and gas customers. In 2009, $63 million was expended on the DSM programs resulting in an estimated 240,000 megawatt hours of electric and 474,000 Dth of gas first-year energy savings and an estimated 304 MW of electric and 6,691 Dth/day of gas peak load management.

Nonregulated Energy Operations

MidAmerican Energy’s nonregulated energy operations consists of competitive electricity and natural gas sales and gas income-sharing arrangements. Nonregulated electric activities predominately include sales to retail customers in Illinois and other states that allow customers to choose their energy supplier. For its nonregulated gas activities, MidAmerican Energy purchases gas from producers and third party marketers and sells it directly to commercial and industrial end-users, as well as wholesalers, primarily in Iowa and Illinois. In addition, MidAmerican Energy manages gas supplies for a number of smaller commercial end-users, which includes the sale of gas to these customers to meet their supply requirements.

The percentages of electricity sold to nonregulated retail customers by state for the years ended December 31 were as follows:

	2009	2008	2007

Illinois	94%	98%	98%
Maryland	3	2	2
Texas and other	3	-	-
	100%	100%	100%

The percentages of natural gas sold to nonregulated customers by state for the years ended December 31 were as follows:

	2009	2008	2007

Iowa	93%	92%	91%
Illinois	7	8	9
	100%	100%	100%

Nonregulated energy operations also include earnings from sharing arrangements under applicable state regulations and tariffs filed with the IUB and the SDPUC for MidAmerican Energy’s regulated natural gas operations. Refer to the preceding “Regulated Natural Gas Operations” section of this Item 1 for further discussion of the sharing arrangements and the gas procurement program.

General Regulation

State Regulation

MidAmerican Energy is regulated by the IUB as to retail rates, services and in other respects as provided by the laws of Iowa. MidAmerican Energy is regulated by the Illinois Commerce Commission (“ICC”) as to bundled retail rates, unbundled delivery services, services that have not been declared to be competitive, aspects of competitive gas sales in Illinois, issuance of securities, affiliate transactions, acquisition and sale of securities and in other respects as provided by the laws of Illinois. MidAmerican Energy is also subject to regulation by the SDPUC as to electric and gas retail rates and service as provided by the laws of South Dakota.

The IUB has approved over the past several years a series of electric settlement agreements between MidAmerican Energy, the Iowa Office of Consumer Advocate (“OCA”) and other intervenors, under which MidAmerican Energy has agreed not to seek a general increase in electric base rates to become effective prior to January 1, 2014, unless its Iowa jurisdictional electric return on equity for any twelve-month period covered by the applicable agreement falls below 10%, computed as prescribed in each respective agreement. Prior to filing for a general increase in electric rates, MidAmerican Energy is required to conduct 30 days of good faith negotiations with the signatories to the settlement agreements to attempt to avoid a general increase in rates. As a party to the settlement agreements, the OCA has agreed not to request or support any decrease in MidAmerican Energy’s Iowa electric base rates to become effective prior to January 1, 2014. The settlement agreements specifically allow the IUB to approve or order electric rate design or cost of service rate changes that could result in changes to rates for specific customers as long as such changes do not result in an overall increase in revenue for MidAmerican Energy. Additionally, the settlement agreements each provide that revenue associated with Iowa retail electric returns on equity within specified ranges will be shared with customers. See Note 4 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional discussion of these settlements.

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

Under Illinois law, new rates may become effective 45 days after the filing of a request with the ICC, or earlier with ICC approval. The ICC has authority to suspend the proposed new rates, subject to hearing, for a period not to exceed approximately eleven months after filing. Refer to Note 4 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for discussion of a current Illinois rate proceeding.

South Dakota law authorizes the SDPUC to suspend new rates for up to six months during the pendency of rate proceedings; however, the proposed new rates are permitted to be implemented six months after the filing of a request for a rate increase subject to refund pending a final order in the proceeding.

MidAmerican Energy is exposed to fluctuations in electric energy costs relating to retail sales in Iowa and Illinois as it does not have energy cost adjustment mechanisms through which fluctuations in electric energy costs can be recovered in those jurisdictions. In Illinois, base rates were adjusted to include recoveries at average 2004/2005 energy cost levels beginning January 1, 2007, and regulatory approval is required for any base rate changes. MidAmerican Energy may not petition for reinstatement of the Illinois fuel adjustment clause until November 2011. Under its current South Dakota electric tariffs, MidAmerican Energy is allowed to recover fluctuations in the cost of purchased energy and all fuels used for retail electric generation through a fuel cost adjustment mechanism.

MidAmerican Energy’s cost of gas is collected for each jurisdiction in its gas rates through a uniform purchased gas adjustment clause (“PGA”), which is updated monthly to reflect changes in actual costs. Subject to prudence reviews, the PGA accomplishes a pass-through of MidAmerican Energy’s cost of gas to its customers and, accordingly, has no direct effect on net income. MidAmerican Energy’s energy efficiency program costs are collected through separately established rates that are adjusted annually based on actual and expected costs, as approved by the respective state utility commission. As such, recovery of energy efficiency program costs has no impact on net income.

Federal Regulation

The Federal Energy Regulatory Commission (“FERC”) is an independent agency with broad authority to implement provisions of the Federal Power Act, the Natural Gas Act, the Energy Policy Act and other federal statutes. The FERC regulates rates for interstate sales of electricity in wholesale markets; transmission of electric power, including pricing and expansion of transmission systems; electric system reliability; utility holding companies; accounting; securities issuances; and other matters. The FERC has the enforcement authority to assess civil penalties of up to $1 million per day per violation of rules, regulations and orders issued under the Federal Power Act. MidAmerican Energy has implemented programs that facilitate compliance with the FERC regulations described below, including having instituted compliance monitoring procedures. MidAmerican Energy is also subject to regulation by the Nuclear Regulatory Commission (“NRC”) pursuant to the Atomic Energy Act of 1954, as amended (“Atomic Energy Act”), with respect to the operation of the Quad Cities Station.

Wholesale Electricity and Capacity

The FERC regulates MidAmerican Energy’s rates charged to wholesale customers for electricity and transmission capacity and related services. Most of MidAmerican Energy’s wholesale electric sales and purchases take place under market-based pricing allowed by the FERC and are therefore subject to market volatility. The FERC conducts triennial reviews of MidAmerican Energy’s market-based pricing authority. MidAmerican Energy must demonstrate the lack of market power in order to charge market-based rates for sales of wholesale electricity and electric generation capacity in its market area. MidAmerican Energy’s next triennial filings are due in June and December 2011. Under the FERC’s market-based rules, MidAmerican Energy must also file a notice of change in status when there is a significant change in the conditions that the FERC relied upon in granting market-based pricing authority. In May 2009, MidAmerican Energy made a change of status filing with the FERC in connection with MidAmerican Energy becoming a transmission-owning member of the MISO. In July 2009, the FERC accepted the filing and confirmed MidAmerican Energy is authorized to sell at market-based rates.

Transmission

Effective September 1, 2009, MidAmerican Energy turned over functional control of its transmission system to the MISO as a transmission-owning member, as approved by the FERC, and no longer offers transmission services. While the MISO is responsible for directing the operation of MidAmerican Energy’s transmission system, MidAmerican Energy retains ownership of its transmission assets and, accordingly, is subject to the FERC’s reliability standards discussed below. MidAmerican Energy’s transmission services are managed and operated independently from its wholesale marketing activities in accordance with the FERC Standards of Conduct.

The FERC has approved an extensive number of reliability standards developed by the North American Electric Reliability Corporation (“NERC”), including critical infrastructure protection standards. MidAmerican must comply with all applicable standards. Compliance enforcement and monitoring oversight of these standards is carried out by the FERC and the Midwest Reliability Organization (“MRO”) for MidAmerican Energy. In September 2008, the MRO issued a public report to the NERC stating MidAmerican Energy was found to be 100% compliant with all standards addressed in the latest MRO on-site audit conducted in August 2008.

Nuclear Regulatory Commission

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

Under the Nuclear Waste Policy Act of 1982 (“NWPA”), the U.S. Department of Energy (“DOE”) is responsible for the selection and development of repositories for, and the permanent disposal of, spent nuclear fuel and high-level radioactive wastes. Exelon Generation, as required by the NWPA, signed a contract with the DOE under which the DOE was to receive spent nuclear fuel and high-level radioactive waste for disposal beginning not later than January 1998. The DOE did not begin receiving spent nuclear fuel on the scheduled date and remains unable to receive such fuel and waste. The costs to be incurred by the DOE for disposal activities are being financed by fees charged to owners and generators of the waste. In 2004, Exelon Generation reached a settlement with the DOE concerning the DOE’s failure to begin accepting spent nuclear fuel in 1998. As a result, Quad Cities Station has been billing the DOE, and the DOE is obligated to reimburse the station for all station costs incurred due to the DOE’s delay. Exelon Generation has completed construction of an interim spent fuel storage installation (“ISFSI”) at Quad Cities Station to store spent nuclear fuel in dry casks in order to free space in the storage pool. The first pad at the ISFSI is expected to facilitate storage of casks to support operations at Quad Cities Station until at least 2020. The first storage in a dry cask commenced in November 2005. By 2020, Exelon Generation plans to add a second pad to the ISFSI to accommodate storage of spent nuclear fuel through the end of operations at Quad Cities Station.

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

The property insurance covers property damage, stabilization and decontamination of the facility, disposal of the decontaminated material and premature decommissioning arising out of a covered loss. For Quad Cities Station, Exelon Generation purchases primary and excess property insurance protection for the combined interests in Quad Cities Station, with coverage limits totaling $2.1 billion. MidAmerican Energy also directly purchases extra expense coverage for its share of replacement power and other extra expenses in the event of a covered accidental outage at Quad Cities Station. The property and related coverages purchased directly by MidAmerican Energy and by Exelon Generation, which includes the interests of MidAmerican Energy, are underwritten by an industry mutual insurance company and contain provisions for retrospective premium assessments should two or more full policy-limit losses occur in one policy year. Currently, the maximum retrospective amounts that could be assessed against MidAmerican Energy from industry mutual policies for its obligations associated with Quad Cities Station total $9 million.

The master nuclear worker liability coverage, which is purchased by Exelon Generation for Quad Cities Station, is an industry-wide guaranteed-cost policy with an aggregate limit of $300 million for the nuclear industry as a whole, which is in effect to cover tort claims of workers in nuclear-related industries.

Environmental Laws and Regulation

MidAmerican Energy is subject to federal, state and local and regulations regarding air and water quality, climate change, hazardous and solid waste disposal, protected species and other environmental matters that have the potential to impact its current and future operations. In addition to imposing continuing compliance obligations, these laws and regulations provide authority to levy substantial penalties for noncompliance including fines, injunctive relief and other sanctions. These laws and regulations are administered by the United States Environmental Protection Agency (“EPA”) and various other state and local agencies. All such laws and regulations are subject to a range of interpretation, which may ultimately be resolved by the courts. Environmental laws and regulations continue to evolve, and MidAmerican Energy is unable to predict the impact of the changing laws and regulations on its operations and consolidated financial results. MidAmerican Energy believes it is in material compliance with all applicable laws and regulations.

Refer to the Liquidity and Capital Resources section of Item 7 of this Form 10-K for additional information regarding environmental laws and regulation and MidAmerican Energy’s forecasted environmental-related capital expenditures.

INTERCOAST CAPITAL

InterCoast Capital is a wholly owned nonregulated subsidiary of MHC primarily engaged in investment activities, which it manages through its nonregulated investment subsidiaries. As of December 31, 2009, InterCoast Capital had total assets of $3 million consisting almost entirely of an equity investment in an equipment lease related to a 7% undivided interest in an electric generating station leased to a utility located in Arizona. Additionally, InterCoast Capital and its subsidiaries had direct investments in energy projects and indirect investments, through venture capital funds, in a variety of nonregulated energy production technologies.

MIDWEST CAPITAL

Midwest Capital is a wholly owned nonregulated subsidiary of MHC with total assets of $5 million as of December 31, 2009. Midwest Capital’s primary activity is the management of utility service area investments to support economic development. Midwest Capital’s principal interest is Dakota Dunes, a 1,920-acre planned residential and commercial development in southeastern South Dakota. The major construction phase of the planned community is complete, and the marketing phase to sell developed residential and commercial lots is in progress. As of December 31, 2009, 70% of the development available for sale had been sold.

Item 1A.	Risk Factors

MidAmerican Energy and MidAmerican Funding are subject to numerous risks, including, but not limited to, those set forth below. Careful consideration of these risks, together with all of the other information included in this Form 10-K and the other public information filed by MidAmerican Energy and MidAmerican Funding, should be made before making an investment decision. Additional risks and uncertainties not presently known or that are currently deemed immaterial may also impair the business operations of MidAmerican Energy or MidAmerican Funding.

A downgrade in MidAmerican Energy’s credit ratings could negatively affect its access to capital, increase the cost of borrowing or raise energy transaction credit support requirements.

MidAmerican Energy’s senior unsecured long-term debt securities and preferred securities are rated investment grade by various rating agencies. MidAmerican Energy cannot assure that its long-term debt and preferred securities will continue to be rated investment grade in the future. Although none of its outstanding debt has rating-downgrade triggers that would accelerate a repayment obligation, a credit rating downgrade would increase the borrowing costs and commitment fees on its revolving credit agreements and other financing arrangements, perhaps significantly. In addition, it would likely be required to pay a higher interest rate in future financings, and the potential pool of investors and funding sources would likely decrease. Further, access to the commercial paper market, the principal source of short-term borrowings, could be significantly limited resulting in higher interest costs.

Most of MidAmerican Energy’s large customers, suppliers and counterparties require sufficient creditworthiness in order to enter into transactions, particularly in the wholesale energy markets. If its credit ratings were to decline, especially below investment grade, financing costs and borrowing would likely increase because certain counterparties may require collateral in the form of cash, a letter of credit or some other security for existing transactions, as well as a condition to further transactions with MidAmerican Energy.

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

Regulations affect almost every aspect of MidAmerican Energy’s business and limits its ability to independently make and implement management decisions regarding, among other items, business combinations, constructing, acquiring or disposing of operating assets, setting rates charged to customers, establishing capital structures and issuing debt or equity securities, engaging in transactions between MidAmerican Energy and its affiliates and paying dividends. Regulations are subject to ongoing policy initiatives, and MidAmerican Energy cannot predict the future course of changes in regulatory laws, regulations and orders, or the ultimate effect that regulatory changes may have on MidAmerican Energy. However, such changes could adversely affect MidAmerican Energy’s consolidated financial results through higher capital expenditures and operating costs and an overall change in how it operates its business. For example, such changes could result in, but are not limited to, increased retail competition within its service territories; new environmental requirements, including the implementation of greenhouse gas (“GHG”) emission reduction goals; the issuance of stricter air quality standards and implementation of energy efficiency mandates; and the acquisition by a municipality of its distribution facilities (by condemnation, negotiation or legislation under state law).

Federal and state energy regulation is one of the more challenging aspects of managing utility operations. The United States Congress and federal policy makers, with President Obama’s support, are considering comprehensive climate change legislation such as the American Clean Energy and Security Act of 2009 (“Waxman-Markey bill”) that was passed by the United States House of Representatives in June 2009. In addition to a federal renewable portfolio standard, which would require utilities to obtain a portion of their energy from certain qualifying renewable sources and energy efficiency measures, the bill requires a reduction in GHG emissions beginning in 2012, with emission reduction targets of 3% below 2005 levels by 2012; 17% below 2005 levels by 2020; 42% below 2005 levels by 2030; and 83% below 2005 levels by 2050 under a “cap and trade” program. In September 2009, a similar bill was introduced in the United States Senate by Senators Barbara Boxer and John Kerry, which would require an initial reduction in GHG emissions beginning in 2012 with emission reduction targets consistent with the Waxman-Markey bill, with the exception of the 2020 target, which requires 20% reduction below 2005 levels. In December 2009, the EPA issued a proposed determination that carbon dioxide (“CO2”) emissions can be regulated under the Clean Air Act and stated its intent to issue regulations limiting the release of CO2 from sources including fossil fuel based electric generating facilities.

The impact of pending federal, regional, state and international accords, legislation or regulation related to climate change, including new laws, regulations or rules limiting GHG emissions could have a material adverse impact on us. MidAmerican Energy has significant coal-fired generating facilities that will be subject to more direct impacts and greater financial and regulatory risks. The impact is dependent on numerous factors, none of which can be quantified at this time. In addition to unknown factors, known factors include, but are not limited to, the magnitude and timing of GHG emissions reduction requirements; the cost, availability and effectiveness of emission control technology; the price and availability of offsets and allowances used for compliance; government-imposed compliance costs; and the existence and nature of incremental cost recovery mechanisms. To the extent that MidAmerican Energy is not allowed by its regulators to recover or cannot otherwise recover the costs to comply with climate change requirements, these requirements could have a material adverse impact on its consolidated financial results. Additionally, even if such costs are recoverable in rates, if they are substantial and result in rates increasing to levels that substantially reduce sales volumes, this could have a material adverse impact on MidAmerican Energy’s consolidated financial results.

MidAmerican Energy is subject to numerous environmental, health, safety and other laws, regulations and other requirements that could adversely affect its consolidated financial results.

Operational Standards

MidAmerican Energy is subject to numerous environmental, health, safety, and other laws, regulations and other requirements affecting many aspects of its present and future operations, including, among others:

•
the EPA’s Clean Air Interstate Rule (“CAIR”), which established cap and trade programs to reduce sulfur dioxide (“SO2”) and nitrogen oxides (“NOx”) emissions starting in 2009 to address alleged contributions to downwind non-attainment with the revised National Ambient Air Quality Standards; and

•	other laws or regulations that establish or could establish standards for GHG emissions, water quality, wastewater discharges, solid waste and hazardous waste.

These and related laws, regulations and orders generally require MidAmerican Energy to obtain and comply with a wide variety of environmental licenses, permits, inspections and other approvals.

Compliance with environmental, health, safety, and other laws, regulations and other requirements can require significant capital and operating expenditures, including expenditures for new equipment, inspection, cleanup costs, damages arising out of contaminated properties, and fines, penalties and injunctive measures affecting operating assets for failure to comply with environmental regulations. Compliance activities pursuant to regulations could be prohibitively expensive. As a result, some facilities may be required to shut down or alter their operations. Further, MidAmerican Energy may not be able to obtain or maintain all required environmental regulatory approvals for its operating assets or development projects. Delays in or active opposition by third parties to obtaining any required environmental or regulatory permits, failure to comply with the terms and conditions of the permits or increased regulatory or environmental requirements may increase its costs or prevent or delay MidAmerican Energy from operating its facilities, developing new facilities, expanding existing facilities or favorably locating new facilities. If MidAmerican Energy fails to comply with all applicable environmental requirements, it may be subject to penalties and fines or other sanctions. The costs of complying with current or new environmental, health, safety and other laws, regulations and other requirements could adversely affect MidAmerican Energy’s consolidated financial results. Not being able to operate existing facilities or develop new electric generating facilities to meet customer energy needs could require MidAmerican Energy to increase its purchases of power from the wholesale markets, which could increase market and price risks and adversely affect its consolidated financial results.

Proposals for voluntary initiatives and mandatory controls are being discussed both in the United States and worldwide, such as the December 2009 climate conference in Copenhagen, Denmark, to reduce GHGs such as CO2 (a by-product of burning fossil fuels) and methane (the primary component of natural gas). These actions could result in increased costs for MidAmerican Energy to (a) operate and maintain its facilities, (b) install new emission controls on its facilities and (c) administer and manage compliance with any GHG emissions program, such as through the purchase of emission credits as may be required. These actions could also increase the demand for natural gas, causing increased natural gas prices, thereby adversely affecting MidAmerican Energy’s operations. See the preceding risk titled, “MidAmerican Energy is subject to extensive regulations and legislation that affect its operations and costs. These regulations and laws are complex, dynamic and subject to change” for more detail on United States efforts and a discussion of the Waxman-Markey bill.

Site Cleanup and Contamination

Environmental, health, safety and other laws, regulations and requirements also impose obligations to remediate contaminated properties or to pay for the cost of such remediation, often by parties that did not actually cause the contamination. MidAmerican Energy is generally responsible for on-site liabilities, and in some cases off-site liabilities, associated with the environmental condition of MidAmerican Energy’s assets, including power generating facilities, and electric transmission and electric and natural gas distribution assets that it has acquired or developed, regardless of when the liabilities arose and whether they are known or unknown. In connection with acquisitions, MidAmerican Energy may obtain or require indemnification against some environmental liabilities. If MidAmerican Energy incurs a material liability, or the other party to a transaction fails to meet its indemnification obligations, it could suffer material losses. MidAmerican Energy has established reserves to recognize its estimated obligations for known remediation liabilities, but such estimates may change materially over time. MidAmerican Energy is also required to fund its portion of the costs for decommissioning the Quad Cities Station when it is retired from service, which may include site remediation or decontamination. In addition, future events, such as changes in existing laws or policies or their enforcement, or the discovery of currently unknown contamination, may give rise to additional remediation liabilities that may be material.

Recovery of MidAmerican Energy’s costs is subject to regulatory review and approval, and the inability to recover costs may adversely affect its consolidated financial results.

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

Each state sets retail rates based in part upon the state utility commission’s acceptance of an allocated share of total utility costs. When states adopt different methods to calculate interjurisdictional cost allocations, some costs may not be incorporated into rates of any state. Ratemaking is also generally done on the basis of estimates of normalized costs, so if a given year’s realized costs are higher than normalized costs, rates will not be sufficient to cover those costs. Each state utility commission generally sets rates based on a test year established in accordance with that commission’s policies. The test year data adopted by a regulatory commission may create a lag between the incurrence of a cost and its recovery in rates. They also decide the allowed levels of expense and investment that they deem are just and reasonable in providing service. The state regulatory commissions may disallow recovery in rates for any costs that do not meet such standard. State regulatory commissions also decide the allowed rate of return MidAmerican Energy will be given an opportunity to earn on its sources of capital.

In Iowa, MidAmerican Energy has agreed not to seek a general increase in electric base rates to become effective prior to January 1, 2014, unless its Iowa jurisdictional electric return on equity for any twelve-month period falls below 10%. MidAmerican Energy expects to continue to make significant capital expenditures to maintain and improve the reliability of its generation, transmission and distribution facilities to reduce emissions and to support new business and customer growth. As a result, MidAmerican Energy’s consolidated financial results may be adversely affected if it is not able to deliver electricity in a cost-efficient manner and is unable to offset inflation and the cost of infrastructure investments with cost savings or additional sales.

In Iowa and Illinois, MidAmerican Energy is not permitted to pass through energy cost increases in its electric rates without a general rate case. In Iowa, MidAmerican Energy is prohibited from seeking reinstatement of a fuel adjustment clause for electric rates to become effective until January 1, 2014, unless its Iowa jurisdictional electric return on equity for any twelve-month period falls below 10%. In Illinois, MidAmerican Energy is prohibited by law from seeking reinstatement of a fuel adjustment clause for electric rates until November 2011. Any significant increase in fuel costs for electricity generation or purchased power costs could have a negative impact on MidAmerican Energy, despite efforts to minimize this impact through future general rate cases or the use of hedging contracts. Any of these consequences could adversely affect MidAmerican Energy’s consolidated financial results.

While rate regulation is premised on providing MidAmerican Energy a fair opportunity to obtain a reasonable rate of return on invested capital, the state regulatory commissions do not guarantee that MidAmerican Energy will be able to realize a reasonable rate of return.

FERC Jurisdiction

The FERC establishes cost-based rates associated with MidAmerican Energy’s transmission facilities. The FERC also has responsibility for approving both cost- and market-based rates under which MidAmerican Energy sells electricity at wholesale and has broad jurisdiction over energy markets. The FERC may impose price limitations, bidding rules and other mechanisms to address some of the volatility of these markets or may (pursuant to pending or future proceedings) revoke or restrict MidAmerican Energy’s ability to sell electricity at market-based rates, which could adversely affect MidAmerican Energy’s consolidated financial results. As a transmission-owning member of the MISO, MidAmerican Energy is also subject to MISO-directed modifications of market rules, which are subject to FERC approval and operational procedures. The FERC may also impose substantial civil penalties for any non-compliance with the Federal Power Act and the FERC’s rules and orders.

A significant decrease in demand for natural gas or electricity in the markets served by MidAmerican Energy would significantly decrease MidAmerican Energy’s operating revenue and thereby adversely affect MidAmerican Energy’s business and consolidated financial results.

A sustained decrease in demand for natural gas or electricity in the markets served by MidAmerican Energy would significantly reduce its operating revenue and adversely affect its consolidated financial results. Factors that could lead to a decrease in market demand include, among others:

•
a depression, recession or other adverse economic condition that results in a lower level of economic activity or reduced spending by consumers on electricity or natural gas, including the significant adverse changes in the economy and credit markets in 2008 and 2009 that may continue into future periods;

•	an increase in the market price of natural gas or electricity or a decrease in the price of other competing forms of energy;

•	efforts by customers, legislators and regulators to reduce their consumption of energy through various conservation and energy efficiency measures and programs;

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

In general, wholesale market risk is the risk of adverse fluctuations in the market price of wholesale electricity and fuel, including natural gas and coal, which is compounded by volumetric changes affecting the availability of or demand for electricity and fuel. Wholesale electricity prices may be influenced by several factors, such as the adequacy of generating capacity, scheduled and unscheduled outages of generating facilities, wind-powered generation levels, prices and availability of fuel sources for generation, disruptions or constraints to transmission facilities, weather conditions, economic growth and changes in technology. Volumetric changes are caused by unanticipated changes in generation availability or changes in customer loads due to the weather, electricity prices, the economy, regulations or customer behavior. MidAmerican Energy purchases electricity and fuel in the open market or pursuant to short-term or variable-priced contracts as part of its normal operating business. If market prices rise, especially in a time when larger than expected volumes must be purchased at market or short-term prices, MidAmerican Energy may incur significantly greater expense than anticipated. Likewise, if electricity market prices decline in a period when MidAmerican Energy is a net seller of electricity in the wholesale market, MidAmerican Energy will earn less revenue.

MidAmerican Energy is also exposed to risks related to performance of contractual obligations by wholesale suppliers,  customers and other participants in organized RTO markets. MidAmerican Energy relies on wholesale suppliers to deliver commodities, primarily natural gas, coal and electricity, in accordance with short- and long-term contracts. Failure or delay by suppliers to provide these commodities pursuant to existing contracts could disrupt the delivery of electricity and require MidAmerican Energy to incur additional expenses to meet customer needs. In addition, when these contracts terminate, MidAmerican Energy may be unable to purchase the commodities on terms equivalent to the terms of current contracts.

MidAmerican Energy relies on wholesale customers to take delivery of the energy they have committed to purchase and to pay for the energy on a timely basis. Failure of customers to take delivery may require MidAmerican Energy to find other customers to take the energy at lower prices than the original customers committed to pay. At certain times of the year, prices paid by MidAmerican Energy for energy needed to satisfy its customers’ energy needs may exceed the amounts received through retail rates from these customers. If MidAmerican Energy’s wholesale customers are unable to pay for energy or fulfill their obligations, there may be a significant adverse impact on MidAmerican Energy’s cash flows. If the strategy used to minimize these risk exposures is ineffective or if MidAmerican Energy’s wholesale customers’ financial condition deteriorates as a result of recent economic conditions causing them to be unable to pay MidAmerican Energy, significant losses could result.

Transactional activities of MidAmerican Energy and other participants in organized RTO markets are governed by credit policies specified in each respective RTO’s governing tariff and related business practices. Credit policies of RTO’s, which have been developed through extensive stakeholder participation, generally seek to minimize potential loss in the event of a market participant default without unnecessarily inhibiting access to the marketplace. In the event of a default by a RTO market participant on its market-related obligations, losses are allocated among all other market participants in proportion to each participant’s share of overall market activity during the period of time the loss was incurred. Because of this, MidAmerican Energy has potential indirect exposure to every other market participant in the RTO markets where it actively participates, including the MISO, the PJM, and the Electric Reliability Council of Texas (“ERCOT”).

The deterioration in the credit quality of certain wholesale suppliers, customers and other RTO market participants of MidAmerican Energy as a result of the adverse economic conditions experienced in 2008 and 2009 could have an adverse impact on their ability to perform their contractual obligations, which in turn could have an adverse impact on MidAmerican Energy’s consolidated financial results.

MidAmerican Energy is actively pursuing, developing and constructing new or expanded facilities, the completion and expected cost of which are subject to significant risk, and it has significant funding needs related to its planned capital expenditures.

MidAmerican Energy is continuing to develop and construct new or expanded facilities. MidAmerican Energy expects to incur substantial annual capital expenditures over the next several years. Expenditures could include, among others, amounts for new electric generating facilities, electric transmission or distribution projects and environmental control and compliance systems, as well as the continued maintenance of the installed asset base.

Development and construction of major facilities are subject to substantial risks, including fluctuations in the price and availability of commodities, manufactured goods, equipment, labor and other items over a multi-year construction period, as well as the economic viability of MidAmerican Energy’s suppliers. These risks may result in higher-than-expected costs to complete an asset and place it in service. Such costs may not be recoverable in the regulated rates or market prices MidAmerican Energy is able to charge its customers. It is also possible that additional generation needs may be obtained through power purchase agreements, which could increase long-term purchase obligations on MidAmerican Energy and force reliance on the operating performance of a third party. The inability to successfully and timely complete a project, avoid unexpected costs or to recover any such costs could adversely affect MidAmerican Energy’s consolidated financial results.

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

Disruptions in the financial markets could affect MidAmerican Energy’s ability to obtain debt financing, draw upon or renew existing credit facilities, and have other adverse effects MidAmerican Energy.

During 2008 and early 2009, the United States and global credit markets experienced historic dislocations and liquidity disruptions that caused financing to be unavailable in many cases. These circumstances materially impacted liquidity in the bank and debt capital markets during this period, making financing terms less attractive for borrowers who were able to find financing, and in other cases resulted in the unavailability of certain types of debt financing. In 2008 and 2009, the United States federal government enacted legislation in an attempt to stabilize the economy, increased the federal deposit insurance, invested billions of dollars in financial institutions and took other steps to infuse liquidity into the economy. The United States federal government Troubled Asset Relief Program and current accommodative monetary stance in the United States and most other industrialized countries have reduced liquidity concerns, relieved credit constraints and provided many financial institutions with the ability to strengthen their financial position. However, there is no certainty that the credit environment will improve and it is also possible that financial institutions may not be able to provide previously arranged funding under revolving credit facilities or other arrangements like those that MidAmerican Energy has established as potential sources of liquidity. It is also difficult to predict how the financial markets will react to the United States federal government’s gradual withdrawal or removal of certain economic stimulus programs. Uncertainty in the credit markets may negatively impact MidAmerican Energy’s ability to access funds on favorable terms or at all. If MidAmerican Energy is unable to access the bank and debt markets to meet liquidity and capital expenditure needs, it may adversely affect the timing and amount of its capital expenditures, consolidated financial condition and results of operations.

Inflation and changes in commodity prices and fuel transportation costs may adversely affect MidAmerican Energy’s consolidated financial results.

Inflation may affect MidAmerican Energy by increasing both operating and capital costs. As a result of existing rate agreements and competitive price pressures, MidAmerican Energy may not be able to pass the costs of inflation on to its electric retail customers in Iowa and Illinois. If MidAmerican Energy is unable to manage cost increases or pass them on to its customers, its consolidated financial results could be adversely affected.

MidAmerican Energy has a multitude of long-term agreements of varying duration that are material to the operation of its business, such as power purchase, coal and gas supply and transportation contracts. The failure to maintain, renew or replace these agreements on similar terms and conditions could increase its exposure to changes in prices, thereby increasing the volatility of its consolidated financial results. For example, MidAmerican Energy currently has contracts of varying durations for the supply and transportation of coal for its existing generation capacity. When these contracts expire or if they are not honored, MidAmerican Energy may not be able to purchase or transport coal on terms as favorable as the current contracts. Changes in the cost of coal, natural gas, fuel oil and associated transportation costs and changes in the relationship between such costs and the market price of power will affect its consolidated financial results. Since the sales price MidAmerican Energy receives for power may not change at the same rate as its coal, natural gas, fuel oil and associated transportation costs, it may be unable to pass on the changes in these costs to many of its electric customers. In addition, the overall prices MidAmerican Energy charges its retail customers in Iowa are fixed, as described above, and MidAmerican Energy does not have fuel recovery mechanisms in Iowa and Illinois.

MidAmerican Energy’s consolidated financial results may be adversely affected if it is unable to obtain adequate, reliable and affordable access to natural gas transportation and electricity transmission service.

MidAmerican Energy depends on natural gas transportation and electricity transmission facilities owned and operated by other utilities to transport electricity and natural gas to both wholesale and retail markets, as well as natural gas purchased to supply some of MidAmerican Energy’s electric generating facilities. If adequate transportation and transmission is unavailable, MidAmerican Energy may be unable to purchase and sell and deliver products. A lack of availability could also hinder MidAmerican Energy from providing adequate or economical electricity or natural gas to its wholesale and retail electric and gas customers and could adversely affect MidAmerican Energy’s consolidated financial results.

The different regional power markets have varying and dynamic regulatory structures, which could affect MidAmerican Energy’s growth and performance. In addition, the independent system operators who oversee the transmission systems in regional power markets have imposed in the past, and may impose in the future, price limitations and other mechanisms to counter volatility in the power markets. These types of price limitations and other mechanisms may adversely affect MidAmerican Energy’s consolidated financial results.

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

As a result, MidAmerican Energy’s overall consolidated financial results may fluctuate substantially on a seasonal and quarterly basis. MidAmerican Energy has historically sold less power, and consequently earned less income, when weather conditions are mild. Unusually mild weather in the future may adversely affect MidAmerican Energy’s consolidated financial results through lower revenue or margins. Conversely, unusually extreme weather conditions could increase MidAmerican Energy’s costs to provide power and could adversely affect its consolidated financial results. Additionally, MidAmerican Energy has added substantial wind-powered generation capacity, which is a climate-dependent resource. The resulting variable production output that may at times affect the amount of energy available for sale or purchase. The extent of fluctuation in consolidated financial results may change depending on a number of factors related to MidAmerican Energy’s regulatory environment and contractual agreements, including MidAmerican Energy’s ability to recover power costs, the existence of revenue sharing provisions and terms of the power sale contracts.

MidAmerican Energy is subject to operating uncertainties that could adversely affect its consolidated financial results.

The operation of a complex electric and gas utility (including generation, transmission and distribution) systems involves many operating uncertainties and events beyond MidAmerican Energy’s control. These potential events include the breakdown or failure of power generation equipment, compressors, pipelines, transmission and distribution lines or other equipment or processes; unscheduled generating facility outages; strikes, lockouts or other labor-related actions; a shortage of qualified labor; transmission and distribution system constraints or outages; fuel shortages or interruptions; unavailability of critical equipment, materials and supplies; performance below expected levels of output, capacity or efficiency; operator error; and catastrophic events such as severe storms, fires, earthquakes or explosions. A casualty occurrence might result in injury or loss of life, extensive property damage or environmental damage. Any of these risks or other operational risks could significantly reduce or eliminate MidAmerican Energy’s revenue or significantly increase its expenses. For example, if MidAmerican Energy cannot operate its electric or natural gas facilities at full capacity due to damage caused by a catastrophic event, its revenue could decrease and its expenses could increase due to the need to obtain energy from more expensive sources. Further, MidAmerican Energy self-insures many risks and current and future insurance coverage may not be sufficient to replace lost revenue or cover repair and replacement costs. Any reduction of revenue for such reason, or any other reduction of MidAmerican Energy’s revenue or increase in its expenses resulting from the risks described above, could adversely affect MidAmerican Energy’s consolidated financial results.

Potential terrorist activities or military or other actions could adversely affect MidAmerican Energy’s consolidated financial results.

The continued threat of terrorism since September 11, 2001, and the impact of military and other actions by the United States and its allies has led to increased political, economic and financial market instability and has subjected MidAmerican Energy’s electric or gas operations to increased risks. The United States government has issued warnings that energy assets, specifically nuclear generation and other electric utility infrastructure, are potential targets for terrorist organizations. Political, economic or financial market instability or damage to the operating assets of MidAmerican Energy or its customers or suppliers may result in business interruptions, lost revenue, higher commodity prices, disruption in fuel supplies, lower energy consumption and unstable markets, particularly with respect to natural gas and electric energy, increased security, repair or other costs that may materially adversely affect MidAmerican Energy in ways that cannot be predicted at this time. Any of these risks could materially affect MidAmerican Energy’s consolidated financial results. Furthermore, instability in the financial markets as a result of terrorism or war could also materially adversely affect MidAmerican Energy’s ability to raise capital.

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

The ownership and operation of nuclear power plants, such as MidAmerican Energy’s 25% ownership interest in the Quad Cities Station, involves certain risks. These risks include, among other items, mechanical or structural problems, inadequacy or lapses in maintenance protocols, the impairment of reactor operation and safety systems due to human error, the costs of storage, handling and disposal of nuclear materials, limitations on the amounts and types of insurance coverage commercially available, and uncertainties with respect to the technological and financial aspects of decommissioning nuclear facilities at the end of their useful lives. The prolonged unavailability of the Quad Cities Station could materially adversely affect MidAmerican Energy’s consolidated financial results, particularly when the cost to produce power at the plant is significantly less than market wholesale power prices. The following are among the more significant of these risks:

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

Poor performance of plan and fund investments and other factors impacting the pension and other postretirement benefit plans and nuclear decommissioning trust fund could unfavorably impact MidAmerican Energy’s cash flows and liquidity.

Costs of providing MidAmerican Energy’s non-contributory defined benefit pension and other postretirement benefits plans depend upon a number of factors, including the rates of return on plan assets, the level and nature of benefits provided, discount rates, the interest rates used to measure required minimum funding levels, changes in benefit design, changes in laws and government regulation and MidAmerican Energy’s required or voluntary contributions made to the plans. MidAmerican Energy’s pension plan is in an underfunded position. Even with sustained growth in the investments over future periods to increase the value of these plans’ assets, MidAmerican Energy will likely be required to make significant cash contributions to fund these plans. Furthermore, the Pension Protection Act of 2006, as amended, may result in more volatility in the amount and timing of future contributions. Similarly, funds dedicated to nuclear decommissioning are also invested in equity and fixed income securities and poor performance of these investments will reduce the amount of funds available for their intended purpose which would require MidAmerican Energy to make additional cash contributions. Such cash funding obligations, which are also impacted by the other factors described above, could have a material impact on MidAmerican Energy’s liquidity by reducing its cash flows.

MidAmerican Energy is involved in numerous legal proceedings, the outcomes of which are uncertain and could adversely affect its consolidated financial results.

MidAmerican Energy is party to numerous legal proceedings. Litigation is subject to many uncertainties, and MidAmerican Energy cannot predict the outcome of individual matters. It is possible that the final resolution of some of the matters in which MidAmerican Energy is involved could result in additional payments in excess of established reserves over an extended period of time and in amounts that could have a material adverse effect on MidAmerican Energy’s consolidated financial results. Similarly, it is also possible that the terms of resolution could require that MidAmerican Energy change business practices and procedures, which could also have a material adverse effect on its consolidated financial results. Further, litigation could result in the imposition of financial penalties or injunctions which could limit MidAmerican Energy’s ability to take certain desired actions or the denial of needed permits, licenses or regulatory authority to conduct its business, including the siting or permitting of facilities. Any of these outcomes could adversely affect its consolidated financial results. In addition to legal proceedings to which MidAmerican Energy is a party, it is possible that outcomes of GHG litigation involving others in the utility industry could impact MidAmerican Energy’s business through additional environmental regulatory requirements.

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

Potential changes in accounting standards may impact MidAmerican Energy’s consolidated financial results and disclosures in the future, which may change the way analysts measure its business or financial performance.

The Financial Accounting Standards Board (“FASB”) and the SEC continuously make changes to accounting standards and disclosure and other financial reporting requirements. New or revised accounting standards and requirements issued by the FASB or the SEC or new accounting orders issued by the FERC could significantly impact MidAmerican Energy’s consolidated financial results and disclosures.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

MidAmerican Energy’s regulated utility properties consist of the physical assets necessary to support its electricity and natural gas businesses and include mainly of electric generation, transmission and distribution facilities, gas distribution facilities and related rights of way. It is the opinion of management that the principal depreciable properties owned by MidAmerican Energy are in good operating condition and well maintained. MidAmerican Energy’s most individually significant properties are its electric generation facilities. For information regarding these facilities, please refer to the “Regulated Electric Operations” discussion in Item 1 of this Form 10-K.

The right to construct and operate MidAmerican Energy’s electric transmission and distribution facilities across certain property was obtained in most circumstances through negotiations and, where necessary, through the exercise of the power of eminent domain, which MidAmerican Energy continues to have in each of the jurisdictions in which it operates those facilities. With respect to real property, each of the electric transmission and distribution facilities fall into two basic categories: (1) parcels that are owned in fee, such as certain of the electric generation stations and electric substations; and (2) parcels where the interest derives from leases, easements, rights-of-way, permits or licenses from landowners or governmental authorities permitting the use of such land for the construction, operation and maintenance of the electric transmission and distribution facilities. MidAmerican Energy believes it has satisfactory title to all of the real property making up the facilities in all material respects.

The electric transmission system of MidAmerican Energy at December 31, 2009, included 1,000 miles of 345 kilovolt (“kV”) lines and 1,300 miles of 161 kV lines. MidAmerican Energy’s electric distribution system included 400 substations at December 31, 2009.

Gas property consists primarily of natural gas mains and services lines, meters and related distribution equipment, including feeder lines to communities served from natural gas pipelines owned by others. The gas distribution facilities of MidAmerican Energy at December 31, 2009, included 22,000 miles of gas mains and service lines. In addition, gas property includes three liquefied natural gas plants and one propane-air plant. Refer to the “Regulated Natural Gas Operations” discussion in Item 1 of this Form 10-K for information regarding these facilities.

Utility plant, including construction work in progress and net of accumulated depreciation, by functional classification is as follows as of December 31 (in millions):

	2009	2008
Electric
Generation	$4,055	$4,105
Transmission	457	439
Distribution	1,665	1,624
Gas distribution	766	746
	$6,943	$6,914

Refer to Note 15 of MidAmerican Energy’s Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for a discussion of operating segments.

Item 3.	Legal Proceedings

None.

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
SELECTED FINANCIAL DATA
(Amounts in millions)

	Years Ended December 31,
	2009	2008	2007	2006	2005
Consolidated Statement of Operations Data:
Operating revenue	$3,693	$4,700	$4,258	$3,448	$3,160
Operating income	468	587	513	421	381
Net income (a)	350	343	326	266	221
Earnings on common stock	349	342	325	265	220

	As of December 31,
	2009	2008	2007	2006	2005
Consolidated Balance Sheet Data:
Total assets	$8,607	$8,520	$7,251	$6,510	$5,864
Short-term debt	-	457	86	-	-
Long-term debt (b)	2,865	2,865	2,471	1,821	1,632
MidAmerican Energy common shareholder’s equity	2,929	2,569	2,288	1,951	1,745
Preferred securities	30	30	30	30	30
Noncontrolling interests	1	1	1	1	1

(a)
Net income for 2009 reflects $55 million of income tax benefits recognized for a change in the tax accounting method determining current income tax deductions for certain asset repairs. Refer to Note 13 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

(b)	Includes current portion.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
SELECTED FINANCIAL DATA
(Amounts in millions)

	Years Ended December 31,
	2009	2008	2007	2006	2005
Consolidated Statement of Operations Data:
Operating revenue	$3,699	$4,715	$4,267	$3,453	$3,166
Operating income	469	590	514	421	381
Net income (a)	328	318	301	289	196
Net income attributable to MidAmerican Funding	327	317	300	288	195

	As of December 31,
	2009	2008	2007	2006	2005
Consolidated Balance Sheet Data:
Total assets	$9,908	$9,810	$8,544	$7,794	$7,157
Short-term debt	-	457	3,171	2,521	2,332
Long-term debt (b)	3,390	3,565	2,825	2,514	2,235
MidAmerican Funding member’s equity	3,428	3,081	86	-	-
Note payable to affiliate	254	59	33	3	54
Noncontrolling interests	31	31	31	31	31

(a)
Net income for 2009 reflects $55 million of income tax benefits recognized for a change in the tax accounting method determining current income tax deductions for certain asset repairs. Refer to Note 13 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K. Net income for 2006 reflects a $19 million reduction of income taxes due to the resolution of a potential tax matter and after-tax gains totaling $30 million on the sales and restructurings of a number of MidAmerican Funding’s nonstrategic, passive investments.

(b)	Includes current portion.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

MidAmerican Funding, LLC (“MidAmerican Funding”) is an Iowa limited liability company whose sole member is MidAmerican Energy Holdings Company (“MEHC”). MidAmerican Funding owns all of the outstanding common stock of MHC Inc. (“MHC”), which owns all of the common stock of MidAmerican Energy Company (“MidAmerican Energy”), InterCoast Capital Company, Midwest Capital Group, Inc. and MEC Construction Services Co. MHC, MidAmerican Funding and MEHC are headquartered in Des Moines, Iowa.

Management’s Discussion and Analysis (“MD&A”) addresses the Consolidated Financial Statements of MidAmerican Funding and its subsidiaries and MidAmerican Energy and its subsidiary as presented in this joint filing. Information in MD&A related to MidAmerican Energy, whether or not segregated, also relates to MidAmerican Funding. Information related to other subsidiaries of MidAmerican Funding pertains only to the discussion of the financial condition and results of operations of MidAmerican Funding. Where necessary, discussions have been segregated under the heading “MidAmerican Funding” to allow the reader to identify information applicable only to MidAmerican Funding.

Results of Operations

Earnings Overview

MidAmerican Energy –

MidAmerican Energy’s earnings on common stock for 2009 was $349 million, an increase of $7 million, or 2%, compared to $342 million for 2008. The increase was primarily due to $55 million of income tax benefits recognized in 2009 for a change in the tax accounting method determining current income tax deductions for certain asset repairs. Additionally, income taxes for 2009 decreased compared to 2008 due to the benefits of additional production tax credits in 2009 and the effects of ratemaking, both of which were driven predominantly by the addition of wind-powered generating facilities in 2008. Operating income decreased $119 million for 2009 compared to 2008 due in large part to weak economic conditions and mild weather in 2009, which lowered demand for electricity causing prices and volumes for electric wholesale sales and sales volumes for electric retail customers to decrease compared to 2008. These decreases were partially offset by a lower average cost of energy in 2009 due in part to reduced costs of purchased energy and the addition of wind-powered generating facilities in 2008. As a result of the increase in wind-powered generation plant, depreciation expense increased compared to 2008. Maintenance expense decreased for 2009 due to significant emergency storm restoration in 2008.

MidAmerican Energy’s earnings on common stock improved $17 million, or 5%, to $342 million for 2008 compared to $325 million for 2007. Operating income increased $74 million compared to 2007 due to improved margins on regulated electric sales. A reduction in income taxes also contributed to the improvement in earnings on common stock. These increases in earnings on common stock were partially offset by increased interest costs resulting from the issuance of long-term debt principally to fund MidAmerican Energy’s construction of additional wind-powered generation capacity in Iowa and by a decrease in allowances for equity and borrowed funds used during construction as a result of Walter Scott, Jr. Energy Center Unit No. 4 (“WSEC Unit 4”) being placed in service in June 2007.

MidAmerican Funding -

Net income attributable to MidAmerican Funding for 2009 was $327 million, an increase of $10 million, or 3%, compared to 2008. Net income attributable to MidAmerican Funding for 2008 was $317 million, an increase of $17 million, or 6%, compared to $300 million for 2007. The increases were due primarily to the improvements in MidAmerican Energy’s earnings.

Regulated Electric Gross Margin

	2009	2008	Change		2008	2007	Change
Gross margin (in millions):
Operating revenue	$1,715	$2,030	$(315)	(16)%	$2,030	$1,934	$96	5%
Less - cost of fuel, energy and capacity	522	743	(221)	(30)	743	741	2	-
Electric gross margin	$1,193	$1,287	$(94)	(7)	$1,287	$1,193	$94	8

Sales (Gigawatt hours (“GWh”)):
Retail	20,185	20,928	(743)	(4)%	20,928	20,976	(48)	-%
Wholesale	13,424	15,133	(1,709)	(11)	15,133	12,638	2,495	20
Total	33,609	36,061	(2,452)	(7)	36,061	33,614	2,447	7

Electric gross margin for 2009 decreased $94 million compared to 2008. Wholesale gross margin decreased a total of $105 million due to a $70 million reduction from a lower average margin per megawatt hour sold and a $35 million reduction due to an 11% decrease in wholesale volumes as a result of the current economy’s downward pressure on prices and demand for electricity in the wholesale market. Wholesale includes sales of energy to markets operated by regional transmission organizations, other utilities, municipalities and marketers. Retail gross margin increased $11 million compared to 2008 principally due to a reduction in the average cost of purchased electricity and natural gas and less energy produced with natural gas. Customer growth also contributed to the increase in retail gross margin. The positive impact of these factors was significantly offset by a reduction in sales to industrial customers as a result of current economic conditions and in sales to other retail customers due to the effects of milder temperatures in the service territory during 2009. Recovery of electric energy efficiency program costs increased $9 million compared to 2008. Changes in the recovery of energy efficiency program costs are substantially matched by changes in other operating expenses. Income from the sales of renewable energy credits decreased $6 million due to significantly lower market prices.

Electric gross margin for 2008 increased $94 million compared to 2007. Gross margin on wholesale sales increased $89 million in 2008, while gross margin on retail sales increased $5 million. Of the total improvement in wholesale gross margin, $67 million was driven by a 20% increase in wholesale sales volumes compared to 2007 enabled by the addition of WSEC Unit 4 in June 2007 and 288 MW (nominal ratings) of wind-powered generation placed in service in 2007 and 2008. Additionally, wholesale gross margin improved $20 million as the average wholesale margin per megawatt hour sold increased in 2008 due to a lower average cost of electricity. The increase in gross margin on retail sales was primarily due to a $9 million contribution from sales of renewable energy credits partially offset by a $4 million decrease due to lower average unit margins as increased sales to high-use industrials were offset by low residential sales that were affected by milder temperature conditions during the summer of 2008.

Regulated Gas Gross Margin

	2009	2008	Change		2008	2007	Change
Gross margin (in millions):
Operating revenue	$857	$1,377	$(520)	(38)%	$1,377	$1,174	$203	17%
Less - cost of gas sold	611	1,128	(517)	(46)	1,128	937	191	20
Gas gross margin	$246	$249	$(3)	(1)	$249	$237	$12	5

Sales (000’s decatherms (“Dths”)):
Retail	82,954	88,264	(5,310)	(6)%	88,264	78,500	9,764	12%
Wholesale	38,401	43,908	(5,507)	(13)	43,908	45,891	(1,983)	(4)
Total	121,355	132,172	(10,817)	(8)	132,172	124,391	7,781	6

Regulated gas revenue includes purchased gas adjustment clauses through which MidAmerican Energy is allowed to recover the cost of gas sold from its retail gas utility customers. Consequently, fluctuations in the cost of gas sold do not directly affect gross margin or net income because regulated gas revenue reflects comparable fluctuations through the purchased gas adjustment clauses.

MidAmerican Energy’s average per-unit cost of gas sold decreased 41% for 2009 compared to 2008, resulting in a $425 million decrease in gas revenue and cost of gas sold. Additionally, lower sales volumes due primarily to milder temperatures during 2009 reduced gas revenue and cost of gas sold compared to 2008, resulting in a $9 million decrease in gas gross margin. Recovery of gas energy efficiency program costs for 2009 increased gas revenue by $6 million compared to 2008. Changes in the recovery of energy efficiency program costs are substantially matched by changes in other operating expenses.

MidAmerican Energy’s average per-unit cost of gas sold for 2008 increased 12% compared to 2007, resulting in a $133 million increase in gas revenue and cost of gas sold. In addition, the increase in sales volumes for 2008 increased gas revenue and cost of gas sold compared to 2007, resulting in a $12 million increase in gas gross margin. Recovery of gas energy efficiency program costs for 2008 decreased gas revenue by $4 million compared to 2008, while revenue from gas transportation services increased $4 million.

Regulated Operating Expenses

Other operating expenses of $417 million for 2009 decreased $5 million compared to 2008 due to an $8 million decrease in customer accounts expense primarily from efficiencies of a recently implemented automated meter reading system, a $6 million decrease in pension and other postretirement costs, and the impact of cost containment efforts. The decreases were partially offset by a $15 million increase in energy efficiency program costs, which was matched by an increase in related revenue.

Other operating expenses of $422 million for 2008 increased $3 million compared to 2007. Electric distribution costs increased $4 million, and fossil-fueled generation operation costs increased $4 million due in part to WSEC Unit 4 beginning commercial operation in June 2007. Additionally, a number of other operating costs, including nuclear generation, electric transmission, wind-powered generation, and healthcare, each had less significant increases. These increases were substantially offset by a $4 million decrease in energy efficiency program costs, which was matched by a decrease in related revenue.

Maintenance expense of $183 million for 2009 decreased $21 million compared to 2008 due to a $21 million decrease in costs for emergency response and restoration as a result of the storms and flooding in 2008. A $3 million increase in maintenance expense due to the addition of new wind-powered generating facilities in 2008 was offset by decreases in gas distribution and general plant maintenance.

Maintenance expense of $204 million for 2008 increased $3 million compared to 2007 primarily due to a $7 million increase in costs for emergency response and restoration as a result of storms and flooding in 2008, offset partially by a $2 million decrease in fossil-fueled generation plant maintenance costs as a result of outages in 2007.

Depreciation and amortization expense of $335 million for 2009 increased $54 million compared to 2008. For 2008, depreciation and amortization expense of $281 million increased $13 million compared to 2007. Utility plant depreciation expense increased $57 million for 2009 compared to 2008 and $30 million for 2008 compared to 2007 due to additional plant in service, including wind-powered generating facilities placed in service in 2007 and 2008 and WSEC Unit 4 placed in service in June 2007. The increase in 2008 due to additional plant in service was partially offset by a decrease of $17 million in regulatory expense related to a revenue sharing arrangement in Iowa as a result of lower Iowa electric equity returns. Refer to Note 4 of Notes to Consolidated Financial Statements for an explanation of the revenue sharing arrangement.

Nonregulated Gross Margin

	2009	2008	Change		2008	2007	Change
MidAmerican Energy (in millions):
Nonregulated operating revenue	$1,121	$1,293	$(172)	(13)%	$1,293	$1,150	$143	12%
Less - nonregulated cost of sales	1,025	1,212	(187)	(15)	1,212	1,061	151	14
Nonregulated gross margin	$96	$81	$15	19	$81	$89	$(8)	(9)

MidAmerican Funding (in millions):
Nonregulated operating revenue	$1,127	$1,308	$(181)	(14)%	$1,308	$1,159	$149	13%
Less - nonregulated cost of sales	1,026	1,214	(188)	(15)	1,214	1,063	151	14
Nonregulated gross margin	$101	$94	$7	7	$94	$96	$(2)	(2)

Nonregulated electric retail sales (GWh)	10,330	9,374	956	10%	9,374	10,042	(668)	(7)%

Nonregulated gas sales (Dths)	42,109	48,407	(6,298)	(13)	48,407	44,507	3,900	9

MidAmerican Energy’s nonregulated gross margin for 2009 increased $15 million compared to 2008, while nonregulated gross margin for 2008 decreased $8 million compared to 2007. The following table presents the margins related to various nonregulated activities (in millions):

	2009	2008	2007

Nonregulated electric	$76	$58	$70
Nonregulated gas	10	9	8
Income sharing arrangements under regulated gas tariffs	5	9	5
Incentive gas supply procurement program award	1	1	2
Other	4	4	4
	$96	$81	$89

Nonregulated revenue and cost of sales for 2009 decreased compared to 2008 due to lower average prices and costs for nonregulated gas sales and a 13% decrease in related sales volumes. An increase in nonregulated electric retail revenue and cost of sales due to a 10% increase in sales volumes partially offset the decreases from nonregulated gas activities. Nonregulated gross margin increased compared to 2008 primarily due to improved price spreads for both nonregulated electric and nonregulated gas sales and the increase in nonregulated electric sales volumes.

Nonregulated revenue and cost of sales for 2008 increased compared to 2007 principally due to higher average prices and costs related to both nonregulated gas sales and nonregulated electric retail sales. Additionally, nonregulated gas sales volumes increased 9%, while nonregulated electric retail sales volumes decreased 7%. Increased competition in Illinois throughout 2008 resulted in lower nonregulated electric volumes and margin compared to 2007.

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

Non-Operating Income

MidAmerican Energy’s non-operating income decreased $12 million for 2009 compared to 2008 and $32 million for 2008 compared to 2007 primarily due to a decrease in allowance for equity funds as a result of higher short-term borrowings and a decrease in construction work in progress during 2009 and 2008 compared to the respective preceding year. The decrease in construction work in progress was due to wind-powered generation facilities being constructed in 2008 and 2007 and WSEC Unit 4 being placed in service in June 2007. As a regulated public utility, MidAmerican Energy is allowed to capitalize, and record as income, a cost of construction for equity funds used, based on guidelines set forth by the Federal Energy Regulatory Commission (“FERC”).

The decrease in allowance for equity funds for 2009 was partially offset by an increase in income from corporate-owned life insurance policies as a result of improvement in the capital markets and gains on the sales of property in 2009.

For 2008 compared to 2007, income from corporate-owned life insurance policies decreased $7 million due to the decline in the capital markets in 2008. Additionally, non-operating income for 2008 includes a $5 million loss due to an other-than-temporary write-down in the fair value of a portion of a MidAmerican Energy investment.

Fixed Charges

MidAmerican Energy -

MidAmerican Energy is allowed to capitalize, and record as a reduction to fixed charges, a cost of construction for debt funds used, based on guidelines set forth by the FERC. Allowance for borrowed funds decreased $15 million for 2009 due to a decrease in construction work in progress compared to 2008.

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

MidAmerican Funding -

In February 2009, MidAmerican Funding repaid $175 million of 6.339% Senior notes, which reduced its interest on long-term debt for 2009.

Income Tax Expense (Benefit)

MidAmerican Energy -

MidAmerican Energy’s income tax expense decreased $153 million to a benefit of $27 million for 2009 compared to 2008 and decreased $4 million to $126 million for 2008 compared to 2007 with effective tax rates of (8)%, 27% and 28% for 2009, 2008 and 2007, respectively.

The decrease in 2009 income taxes and effective tax rate compared to 2008 was mainly due to $55 million of income tax benefits recognized in 2009 for a change in the tax accounting method for the repairs deduction discussed below, lower pre-tax income, the effects of ratemaking and the benefit of additional production tax credits.

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

Federal law provides for federal production tax credits for energy produced by renewable electricity generation facilities, including wind-powered generation for ten years after the in-service date. Due to MidAmerican Energy’s significant additions of wind-powered generation during 2007 and 2008, its income taxes include additional production tax credits of $24 million for 2009 and $17 million for 2008 compared to the preceding year.

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

MidAmerican Funding -

MidAmerican Funding’s income tax expense decreased $150 million to a benefit of $43 million for 2009 compared to 2008 and decreased $4 million to $107 million for 2008 compared to 2007 with effective tax rates of (15)%, 25% and 27% for 2009, 2008 and 2007, respectively, for the reasons noted above.

Liquidity and Capital Resources

As of December 31, 2009, MidAmerican Energy’s total net liquidity available was $542 million consisting of $87 million of cash and cash equivalents and $650 million of revolving credit facilities reduced by $195 million of the revolving credit facilities reserved to support MidAmerican Energy’s variable-rate tax-exempt bond obligations. As of December 31, 2009, MidAmerican Funding’s total net liquidity available was $547 million, including MHC’s $4 million revolving credit facility and an additional $1 million of cash and cash equivalents.

MidAmerican Energy has restricted cash and investments included in restricted cash and short-term investments and investments and nonregulated property, net on the Consolidated Balance Sheets totaling $265 million and $246 million as of December 31, 2009 and December 31, 2008, respectively, primarily related to funds held in trust for nuclear decommissioning.

Cash Flows From Operating Activities

MidAmerican Energy’s net cash flows from operating activities were $959 million, $715 million and $599 million for 2009, 2008 and 2007, respectively. MidAmerican Funding’s net cash flows from operating activities were $940 million, $689 million and $570 million for 2009, 2008 and 2007, respectively. The increase in operating cash flows for 2009 was principally due to higher income tax receipts resulting from the current repairs deduction, lower pre-tax income, additional production tax credits and greater tax depreciation on increased capital additions in 2009. Additionally, a return of cash collateral posted for derivative positions and reduced working capital requirements as a result of lower gas prices contributed to the increase in net cash flows from operating activities for 2009. The increase in operating cash flows for 2008 was primarily due to a reduction in income taxes paid resulting from greater tax depreciation on increased capital additions and greater production tax credits in 2008, as well as higher regulated electric margins. These increases were partially offset by greater disbursements for interest and maintenance expense and by greater cash collateral posted for derivative positions.

Cash Flows From Investing Activities

MidAmerican Energy’s net cash flows used in investing activities were $423 million, $1.477 billion and $1.326 billion for 2009, 2008 and 2007, respectively. MidAmerican Funding’s net cash flows used in investing activities were $424 million, $1.477 billion and $1.327 billion for 2009, 2008 and 2007, respectively. Net cash flows from investing activities consist almost entirely of utility construction expenditures. The decrease in utility construction expenditures is due to the construction of wind-powered generating facilities in 2008 and 2007. During 2008 and 2007, MidAmerican Energy placed into service 623 MW and 202 MW (nominal ratings), respectively, of wind-powered generation capacity in Iowa. Generally speaking, accredited capacity ratings for wind-powered generation facilities are considerably less than the nominal ratings due to the varying nature of wind. MidAmerican Energy continues to pursue additional cost effective wind-powered generation capacity. Utility construction expenditures for 2007 also included amounts for the construction of WSEC Unit 4, which was placed into service in June 2007.

Cash Flows From Financing Activities

MidAmerican Energy’s net cash flows from financing activities were $(458) million, $760 million and $729 million for 2009, 2008 and 2007, respectively. MidAmerican Funding’s net cash flows from financing activities were $(438) million, $786 million and $760 million for 2009, 2008 and 2007, respectively. During 2009, MidAmerican Energy repaid $457 million of short-term debt borrowings due to the improvement in cash flows from operating activities and lower requirements for utility construction expenditures. MidAmerican Energy’s sources of cash for 2008 and 2007 consisted primarily of proceeds from the issuances of long-term debt totaling $451 million in 2008 and $649 million in 2007. Additionally, 2008 and 2007 include $371 million and $86 million, respectively, of cash received from short-term debt borrowings. In 2009, MidAmerican Funding repaid $175 million of 6.339% Senior notes and received $195 million through its note payable with MEHC compared to receipts through the note payable of $26 million and $30 million in 2008 and 2007, respectively.

Debt Authorizations and Related Matters

MidAmerican Energy has authority from the FERC to issue commercial paper and bank notes aggregating $1.2 billion through October 30, 2010. MidAmerican Energy currently has an unsecured credit facility that supports its commercial paper program and its variable-rate tax-exempt bond obligations. The $645 million multi-bank credit facility reduces in July 2012 to $530 million and expires in July 2013. Additionally, MidAmerican Energy has a $5 million unsecured credit facility for general corporate purposes.

MidAmerican Energy currently has an effective registration statement with the SEC to issue any amount of long-term securities through October 1, 2011. It also has authorization from the FERC to issue long-term securities totaling up to $870 million through October 30, 2010. Regarding annual and multiple year capital projects, MidAmerican Energy has authorizations from the Illinois Commerce Commission (“ICC”), expiring from October 8, 2010, to October 8, 2012, to issue up to an aggregate of $993 million of long-term debt securities.

In conjunction with the March 1999 merger, MidAmerican Energy committed to the IUB to use commercially reasonable efforts to maintain an investment grade rating on its long-term debt and to maintain its common equity level above 42% of total capitalization unless circumstances beyond its control result in the common equity level decreasing to below 39% of total capitalization. MidAmerican Energy must seek the approval of the IUB of a reasonable utility capital structure if MidAmerican Energy’s common equity level decreases below 42% of total capitalization, unless the decrease is beyond the control of MidAmerican Energy. MidAmerican Energy is also required to seek the approval of the IUB if MidAmerican Energy’s equity level decreases to below 39%, even if the decrease is due to circumstances beyond the control of MidAmerican Energy. If MidAmerican Energy’s common equity level were to drop below the required thresholds, MidAmerican Energy’s ability to issue debt could be restricted. As of December 31, 2009, MidAmerican Energy’s common equity ratio was 49% computed on a basis consistent with its commitment.

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

During 2008 and early 2009, the United States and global credit markets experienced historic dislocations and liquidity disruptions that caused financing to be unavailable in many cases. These circumstances materially impacted liquidity in the bank and debt capital markets during this period, making financing terms less attractive for borrowers who were able to find financing, and in other cases resulted in the unavailability of certain types of debt financing. In 2008 and 2009, the United States federal government enacted legislation in an attempt to stabilize the economy, increased the federal deposit insurance, invested billions of dollars in financial institutions and took other steps to infuse liquidity into the economy. The United States federal government Troubled Asset Relief Program and the current accommodative monetary stance in the United States and most other industrialized countries have reduced liquidity concerns, relieved credit constraints and provided many financial institutions with the ability to strengthen their financial position. However, there is no certainty that the credit environment will improve and it is also possible that financial institutions may not be able to provide previously arranged funding under revolving credit facilities or other arrangements like those MidAmerican Energy has established as potential sources of liquidity. It is also difficult to predict how the financial markets will react to the United States federal government’s gradual withdrawal or removal of certain economic stimulus programs. Uncertainty in the credit markets may negatively impact MidAmerican Energy’s ability to access funds on favorable terms or at all. If MidAmerican Energy is unable to access the bank and debt markets to meet liquidity and capital expenditure needs, it may adversely affect the timing and amount of its capital expenditures, consolidated financial condition and results of operations.

In January 2010, an ice storm passed through MidAmerican Energy’s service territory, causing significant damage to its electric transmission and distribution systems. Pre-tax emergency restoration costs from the storm are estimated to total $27 million, of which $13 million is expected to be charged to expense and the remainder to utility plant.

Utility Construction Expenditures

MidAmerican Energy’s primary need for capital is utility construction expenditures. MidAmerican Energy’s utility construction expenditures for 2010, excluding the non-cash allowance for equity funds used during construction, are estimated to be $243 million, which includes $7 million for emissions control equipment to address current and anticipated air quality regulations and $236 million for ongoing operational projects, including distribution, transmission, generation and other infrastructure needed to serve existing and expected growing demand. Capital expenditure needs are reviewed regularly by management and may change significantly as a result of such reviews, which may consider, among other factors, changes in rules and regulations, including environmental and nuclear, changes in income tax laws, general business conditions, load projections, system reliability standards, the cost and efficiency of construction labor, equipment and materials, and the cost and availability of capital.

MidAmerican Energy continues to evaluate additional cost effective wind-powered generation. On December 14, 2009, the IUB issued an Order approving, subject to conditions, a settlement agreement between MidAmerican Energy and the Iowa Office of Consumer Advocate (“OCA”) in conjunction with MidAmerican Energy’s ratemaking principles application to construct up to 1,001 MW (nominal ratings) of additional wind-powered generation in Iowa through 2012, the last 251 MW of which is subject to IUB confirmation. MidAmerican Energy has further committed that not greater than 500 MW will be placed in service during 2012. Wind powered-generation projects under this agreement are authorized to earn 12.2% return on equity in any future Iowa rate proceeding. The Order has been appealed to Iowa district court by one of the intervenors in the proceeding. MidAmerican Energy has not entered into any material contracts for the development or construction of new wind-powered generation or the purchase of any related wind turbines.

MidAmerican Energy has implemented a planning process that forecasts the site-specific controls and actions that may be required to meet emissions reductions as promulgated by the United States Environmental Protection Agency (“EPA”). The plan is designed to effectively manage its expenditures required to comply with emissions standards. On April 1, 2008, MidAmerican Energy submitted to the IUB an updated plan, as required every two years by Iowa law, which increased its estimate of required expenditures. That plan estimated that the cost of capital expenditures for emission control equipment included in its plan for compliance with current air quality requirements would total $233 million for January 1, 2010, through December 31, 2015. Additionally, MidAmerican Energy expects to incur significant incremental operating costs in conjunction with the utilization of the emissions control equipment. Estimates of the environmental capital and operating requirements may change significantly at any time as a result of, among other factors, changes in related regulations, prices of products used to meet the requirements and management’s strategies for achieving compliance with the regulations.

Contractual Obligations

MidAmerican Energy and MidAmerican Funding have contractual obligations that may affect their financial condition. The following table summarizes the material cash obligations of MidAmerican Energy and MidAmerican Funding as of December 31, 2009, are as follows (in millions).

	Payments Due By Periods
		2011-	2013-	After
	2010	2012	2014	2014	Total
MidAmerican Energy:
Long-term debt, excluding unamortized debt premium and discount, net	$-	$400	$625	$1,846	$2,871
Operating leases, easements and maintenance contracts (1)	21	29	13	219	282
Coal, electricity and pipeline transportation commitments (1)	295	509	91	175	1,070
Interest payments on long-term debt	152	303	237	1,390	2,082
	468	1,241	966	3,630	6,305

MidAmerican Funding parent:
Long-term debt	-	200	-	325	525
Interest payments on long-term debt	36	52	45	326	459
	36	252	45	651	984
Total contractual cash obligations	$504	$1,493	$1,011	$4,281	$7,289
(1)	Not reflected on the Consolidated Balance Sheets. Refer to Note 14 in Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for a discussion of the nature of these commitments.

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

Environmental Laws and Regulation

MidAmerican Energy is subject to federal, state and local laws and regulations regarding air and water quality, climate change, hazardous and solid waste disposal, protected species and other environmental matters that have the potential to impact its current and future operations. In addition to imposing continuing compliance obligations, these laws and regulations provide authority to levy substantial penalties for noncompliance including fines, injunctive relief and other sanctions. These laws and regulations are administered by the EPA and various other state and local agencies. All such laws and regulations are subject to a range of interpretation, which may ultimately be resolved by the courts. Environmental laws and regulations continue to evolve, and MidAmerican Energy is unable to predict the impact of the changing laws and regulations on its operations and consolidated financial results. MidAmerican Energy believes it is in material compliance with all applicable laws and regulations. Refer to “Future Uses of Cash” for discussion of MidAmerican Energy’s forecasted environmental-related capital expenditures.

Clean Air Standards

The Clean Air Act is a federal law, administered by the EPA, that provides a framework for protecting and improving the nation’s air quality and controlling sources of air emissions. The implementation of new standards is generally outlined in State Implementation Plans (“SIPs”). SIPs, which are a collection of regulations, programs and policies to be followed are subject to public hearings, must be approved by the EPA and vary by state. Some states may adopt additional or more stringent requirements than those implemented by the EPA. The major Clean Air Act programs, which most directly affect MidAmerican Energy’s operations, are described below.

National Ambient Air Quality Standards

Under the authority of the Clean Air Act, the EPA sets minimum national ambient air quality standards for six principal pollutants, consisting of carbon monoxide, lead, nitrogen oxide, particulate matter, ozone and sulfur dioxide (“SO2”), considered harmful to public health and the environment. Areas that achieve the standards, as determined by ambient air quality monitoring, are characterized as being in attainment, while those that fail to meet the standards are designated as being nonattainment areas. Generally, sources of emissions in a nonattainment area that are determined to contribute to the nonattainment are required to reduce emissions. Most air quality standards require measurement over a defined period of time to determine the average concentration of the pollutant present.

In December 2008, the EPA notified Iowa that portions of Scott County, where MidAmerican Energy’s Riverside coal-fired generating facility is located, and Muscatine County, adjacent to Louisa County, where MidAmerican Energy’s Louisa coal-fired generating facility is located, did not meet the December 2006 fine particulate matter standard based on monitoring data from 2005 to 2007; however, based on monitoring data from 2006 to 2008, the fine particulate matter standard was met and the counties are considered to be in attainment. On October 9, 2009, the EPA issued its final notice designating all areas of Iowa as being in attainment of the standard. Currently, air quality monitoring data indicate that all counties where MidAmerican Energy’s major emission sources are located are in attainment of the current national ambient air quality standards.

In January 2010, the EPA proposed a rule to strengthen the national ambient air quality standard for ground level ozone. The proposed rule arises out of legal challenges claiming that the March 2008 rule that reduced the standard from 80 parts per billion to 75 parts per billion was not strict enough. The new rule proposes a standard between 60 and 70 parts per billion. The EPA expects to issue final standards later in 2010 with SIPs submitted in 2013.

In January 2010, the EPA finalized a one-hour air quality standard for nitrogen dioxide at 0.10 part per million. State attainment designations must be submitted to the EPA by January 1, 2011 and the EPA must finalize the designations by January 1, 2012.

In November 2009, the EPA proposed a new national ambient air quality standard for SO2 to a level of between 50 and 100 parts per billion measured over one hour. The existing primary standards for SO2 are 140 parts per billion measured over 24 hours and 30 parts per billion measured over an entire year. The EPA is under a consent decree to take final action on the proposed standards by June 2010.

If the stricter standards are implemented, the number of counties designated as nonattainment areas may increase. Businesses operating in newly designated nonattainment counties could face increased regulation and costs to monitor or reduce emissions. For instance, existing major emissions sources may have to install reasonably available control technologies to achieve certain reductions in emissions and undertake additional monitoring, recordkeeping and reporting. The construction or modification of facilities that are sources of emissions could become more difficult in nonattainment areas. Until the EPA issues the final rules and any legal challenges are settled, the impacts on MidAmerican Energy cannot be determined.

Clean Air Mercury Rule

The Clean Air Mercury Rule (“CAMR”), issued by the EPA in March 2005, was the United States’ first attempt to regulate mercury emissions from coal-fired generating facilities through the use of a market-based cap-and-trade system. The CAMR, which mandated emissions reductions of approximately 70% by 2018, was overturned by the United States Court of Appeals for the District of Columbia Circuit (“D.C. Circuit”) in February 2008. The EPA plans to propose a new rule that will require coal-fired generating facilities to reduce mercury emissions by utilizing a mandated “Maximum Achievable Control Technology” rather than a cap-and-trade system. Under a consent decree, the EPA must issue a proposed rule to regulate mercury emission by March 2011 and a final rule no later than November 2011. If adopted, the new rule will likely result in incremental costs to install and maintain mercury emissions control equipment at each of MidAmerican Energy’s coal-fired generating facilities and would increase the cost of providing service to its customers. Until the EPA issues the proposed and final rules, the impacts on MidAmerican Energy cannot be determined.

Clean Air Interstate Rule

The EPA promulgated the Clean Air Interstate Rule (“CAIR”) in March 2005 to reduce emissions of nitrogen oxides (“NOX”) and SO2, precursors of ozone and particulate matter, from down-wind sources. The CAIR required states in the eastern United States, including Iowa, to reduce emissions by implementing a plan based on a market-based cap-and-trade system, emission reductions, or both. The CAIR created separate trading programs for NOX and SO2 emission credits. The NOx and SO2 emissions reductions were planned to be accomplished in two phases, in 2009-2010 and 2015.

In July 2008, a three-judge panel of the D.C. Circuit issued a unanimous decision vacating the CAIR. In December 2008, the D.C. Circuit issued an opinion remanding, without vacating, the CAIR back to the EPA to conduct proceedings to fix the flaws in CAIR consistent with the D.C. Circuit’s July 2008 ruling. The D.C. Circuit did not impose a schedule for completion on the EPA in its ruling, and the EPA informed the D.C. Circuit that development and finalization of a replacement rule could take approximately two years.

MidAmerican Energy is currently required to comply with the CAIR provisions until such time as the EPA promulgates a new rule. As a result, MidAmerican Energy purchases NOX and SO2 emission credits for emissions in excess of allocated allowances. The cost of these credits is subject to market conditions at the time of purchase and historically has not been material. The impact of the replacement rule cannot be determined until the EPA issues its final rule. It is possible that the existing CAIR may be replaced with more stringent requirements to reduce SO2 and NOx emissions.

Regional Haze

The EPA has initiated a regional haze program intended to improve visibility in designated federally protected areas (“Class I areas”). Some of MidAmerican Energy’s generating facilities meet the threshold applicability criteria under the Clean Air Visibility Rules. In accordance with the federal requirements, states were required to submit SIPs by December 2007 to demonstrate reasonable progress towards achieving natural visibility conditions in Class I areas by requiring emission controls, known as best available retrofit technology, on sources constructed between 1962 and 1977 with emissions that are anticipated to cause or contribute to impairment of visibility. Iowa submitted its SIP to the EPA and suggested that the emission reductions already made by MidAmerican Energy and additional reductions that will be made under the CAIR place the state in the position that no further reductions should be required.

New Source Review

Under existing New Source Review (“NSR”) provisions of the Clean Air Act, any facility that emits regulated pollutants is required to obtain a permit from the EPA or a state regulatory agency prior to (a) beginning construction of a new major stationary source of a regulated pollutant or (b) making a physical or operational change to an existing stationary source of such pollutants that increases certain levels of emissions, unless the changes are exempt under the regulations (including routine maintenance, repair and replacement of equipment). In general, projects subject to NSR regulations require pre-construction review and permitting under the Prevention of Significant Deterioration (“PSD”) provisions of the Clean Air Act. Under the PSD program, a project that emits threshold levels of regulated pollutants must undergo an analysis to determine the best available control technology and evaluate the most effective emissions controls after consideration of a number of factors. Violations of NSR regulations, which may be alleged by the EPA, states, environmental groups and others, potentially subject a company to material fines and other sanctions and remedies, including installation of enhanced pollution controls and funding of supplemental environmental projects.

As part of an industry-wide investigation to assess compliance with the NSR and PSD provisions, the EPA has requested information and supporting documentation from numerous utilities regarding their capital projects for various generating facilities. A NSR enforcement case against an unrelated utility has been decided by the United States Supreme Court, holding that an increase in the annual emissions of a generating facility, when combined with a modification (i.e., a physical or operational change), may trigger NSR permitting. Between 2002 and 2003, MidAmerican Energy responded to requests for information relating to their capital projects at its generating facilities. MidAmerican Energy currently has no outstanding data requests from the EPA.

Numerous changes have been proposed to the NSR rules and regulations over the last several years. In addition to the proposed changes, differing interpretations by the EPA and the courts, and the recent change in administration, create risk and uncertainty for entities when seeking permits for new projects and installing emission controls at existing facilities under NSR requirements. MidAmerican Energy monitors these changes and interpretations to ensure permitting activities are conducted in accordance with the applicable requirements.

Climate Change

The increased global attention to climate change has resulted in significant measures being proposed at the federal level to regulate greenhouse gas (“GHG”) emissions. The United States Congress and federal policy makers, with President Obama’s support, are considering comprehensive climate change legislation such as the American Clean Energy and Security Act of 2009 (“Waxman-Markey bill”), which includes a market-based cap-and-trade program that is intended to reduce GHG emissions 83% below 2005 levels by 2050. In December 2009, the EPA published its findings that GHGs threaten the public health and welfare and is pursuing regulation of GHG emissions under the Clean Air Act. In early 2010, legislation and resolutions were introduced in the United States Congress that would disapprove the findings submitted by the EPA and clarify that the United States Congress did not intend to regulate GHG emissions under the Clean Air Act. To date, two bills, one by Representative Early Pomeroy and one by Representatives Ike Skelton, Collin Peterson and Jo Ann Emerson, have been introduced in the United States House of Representatives seeking to amend the Clean Air Act to preclude the EPA from regulating GHG emissions under the Clean Air Act. In addition, a disapproval resolution has been introduced by Senator Lisa Murkowski and others in the Senate disapproving the EPA’s GHG endangerment finding. Litigation has also been filed in the D.C. Circuit challenging EPA’s GHG endangerment finding, including an action by twelve members of the United States House of Representatives. An additional 15 lawsuits have been filed by states, various industry groups, and others, petitioning the court for review of the endangerment finding.

MidAmerican Energy supports the implementation of reasonable emissions caps, but opposes the trading mechanism as imposing additional costs that do not result in decreased emissions. MidAmerican Energy also believes that any law or regulation should provide a reasonable transition period to allow the phase in of low-carbon generating technologies that will achieve sustainable and cost-effective GHG emissions reduction benefits.

While the debate continues at the federal and international level over the direction of climate change policy, several states have developed or are developing state-specific laws or regional legislative initiatives to report or mitigate GHG emissions. In addition, governmental, non-governmental and environmental organizations have become more active in pursuing litigation under existing laws.

MidAmerican Energy voluntarily reports its GHG emissions to The Climate Registry. In September 2009, the EPA issued its final rule regarding mandatory reporting of GHG (“GHG Reporting”) beginning January 1, 2009. Under GHG Reporting, suppliers of fossil fuels, manufacturers of vehicles and engines, and facilities that emit 25,000 metric tons or more per year of GHG are required to submit annual reports to the EPA. MidAmerican Energy is subject to this requirement and will submit its first report by March 31, 2011.

MidAmerican Energy is committed to operating in an environmentally responsible manner. Examples of MidAmerican Energy’s significant investments in programs and facilities that will mitigate its GHG emissions include:

•
MidAmerican Energy is the largest owner of wind-powered generation capacity in the United States among rate-regulated utilities. Over the last three years, MidAmerican Energy has added 825 megawatts of owned wind-powered at a total cost of $1.6 billion generation capacity to its portfolio of generating assets. It currently owns 1,284 megawatts of wind-powered generation capacity. Additionally, MidAmerican Energy has a long-term purchase power agreement with 113 MW of wind-powered generation capacity.

•
MidAmerican Energy has offered customers a comprehensive set of demand-side management programs for more than 20 years. The programs assist customers to manage the timing of their usage, as well as to reduce overall energy consumption, resulting in lower utility bills.

The impact of pending federal, regional, state and international accords, legislation, regulation, or judicial proceedings related to climate change cannot be quantified in any meaningful range at this time. New laws, regulations or rules limiting GHG emissions could have a material adverse impact on MidAmerican Energy, the United States and the global economy. Companies and industries with higher GHG emissions, such as utilities with significant coal-fired generating facilities, will be subject to more direct impacts and greater financial and regulatory risks. The impact is dependent on numerous factors, none of which can be meaningfully quantified at this time. These factors include, but are not limited to, the magnitude and timing of GHG emissions reduction requirements; the design of the requirements; the cost, availability and effectiveness of emission control technology; the price, distribution method and availability of offsets and allowances used for compliance; government-imposed compliance costs; and the existence and nature of incremental cost recovery mechanisms. Examples of how new laws and regulations may impact MidAmerican Energy include:

•
Additional costs may be incurred to purchase required emission allowances under the proposed market-based cap-and-trade system in excess of allocations that are received at no cost. These purchases would be necessary until new technologies could be developed and deployed to reduce emissions or lower carbon generation is available;

•	Acquiring and renewing construction and operating permits for new and existing facilities may be costly and difficult;

•	Additional costs may be incurred to purchase and deploy new generating technologies;

•
Costs may be incurred to retire existing coal facilities before the end of their otherwise useful lives or to convert them to burn fuels, such as natural gas or biomass, that result in lower emissions;

•	Operating costs may be higher and unit outputs may be lower; and

•	Higher interest and financing costs and reduced access to capital markets may result to the extent that financial markets view climate change and GHG emissions as a financial risk.

MidAmerican Energy expects it will be allowed to recover the prudently incurred costs to comply with climate change requirements.

The impact of events or conditions caused by climate change, whether from natural processes or human activities, could vary widely, from highly localized to worldwide, and the extent to which a utility’s operations may be affected is uncertain. Climate change may cause physical and financial risk through, among other things, sea level rise, changes in precipitation and extreme weather events. Consumer demand for energy may increase or decrease, based on overall changes in weather and as customers promote lower energy consumption through the continued use of energy efficiency programs or other means. Availability of resources to generate electricity, such as water for hydroelectric production and cooling purposes, may also be impacted by climate change and could influence MidAmerican Energy’s existing and future electricity generation portfolio. These issues may have a direct impact on the costs of electricity production and increase the price customers pay or their demand for electricity.

International Accords

The December 2009 Copenhagen Accord called on officials from developed nations to voluntarily commit to quantified economy-wide emissions targets for 2020 by January 31, 2010. In January 2010, the Obama administration formally declared its desire to be associated with the Copenhagen Accord, informing the United Nations Framework Convention on Climate Change of the goal of reducing United States GHG emissions approximately 17% from 2005 levels by 2020, contingent upon the enactment of United States energy and climate change legislation. The United States’ goal is not binding or enforceable absent further action by the United States Congress to enact climate change legislation.

Federal Legislation

In June 2009, the United States House of Representatives passed the Waxman-Markey bill. In addition to a federal renewable portfolio standard, which would require utilities to obtain a portion of their energy from certain qualifying renewable sources and energy efficiency measures, the bill requires a reduction in GHG emissions beginning in 2012, with emission reduction targets of 3% below 2005 levels by 2012; 17% below 2005 levels by 2020; 42% below 2005 levels by 2030; and 83% below 2005 levels by 2050 under a cap-and-trade program. In September 2009, a similar bill was introduced in the United States Senate by Senators Barbara Boxer and John Kerry, which would require a reduction in GHG emissions beginning in 2012 with emission reduction targets consistent with the Waxman-Markey bill, with the exception of the 2020 target, which requires 20% reductions below 2005 levels.

Greenhouse Gas Tailoring Rule

The EPA published a proposed GHG “tailoring rule” in October 2009 that would require sources of GHG emissions in excess of 25,000 tons of CO2 equivalent to conduct a determination of best available control technology under the PSD provisions for new and modified sources. In addition, the proposal would require sources of CO2 equivalent emissions of 25,000 tons or more to obtain a Title V operating permit or incorporate GHG emissions into existing sources’ Title V permits when they are renewed. The EPA is currently working to finalize the rules with an anticipated effective date for stationary sources beginning in 2011. Until final rules are issued, MidAmerican Energy cannot determine the impact on its facilities. Several organizations have indicated that they intend to challenge the EPA’s final GHG tailoring rule.

Regional and State Activities

Several states have developed state-specific laws or regional legislative initiatives to report or mitigate GHG emissions that are expected to impact MidAmerican Energy including:

•
In Iowa, legislation enacted in 2007 required the Iowa Climate Change Advisory Council (“ICCAC”), a 23-member group appointed by the Iowa governor, to develop scenarios designed to reduce statewide GHG emissions, including one scenario that would reduce emissions by 50% by 2050, and submit its recommendations to the legislature. The ICCAC also developed a second scenario to reduce GHG emissions by 90% with reductions in both scenarios from 2005 emission levels. In January 2009, the ICCAC presented to the Iowa governor and legislature several policy options to consider to achieve GHG emissions reductions, including enhanced energy efficiency programs and increased renewable generation. No legislation has yet been enacted that would require GHG emission reductions.

•
In November 2007, the Iowa governor signed the Midwest Greenhouse Gas Accord and the Energy Security and Climate Stewardship Platform for the Midwest. The signatories to the platform were other Midwestern states that agreed to implement a regional cap-and-trade system for GHG emissions by May 2010. Current advisory group recommendations include the assessment of 2020 emission reduction targets of 15%, 20% and 25% below 2005 levels and a 2050 target of 60% to 80% below 2005 levels. In addition, the accord calls for the participating states to collectively meet at least 2% of regional annual retail sales of electricity and natural gas through energy efficiency improvements by 2015 and continue to achieve an additional 2% in efficiency improvements every year thereafter.

Greenhouse Gas Litigation

MidAmerican Energy closely monitors ongoing environmental litigation. Many of the pending cases described below relate to lawsuits against industry that attempt to link GHG emissions to public or private harm. MidAmerican Energy believes the cases are without merit, despite recent decisions where United States Court of Appeals reversed district court rulings dismissing the cases in 2009. The lower courts initially refrained from adjudicating the cases under the “political question” doctrine, because of their inherently political nature. Nevertheless, an adverse ruling in any of these cases would likely result in increased regulation of GHG emitters, including MidAmerican Energy’s generating facilities, and financial uncertainty.

In September 2009, the United States Court of Appeals for the Second Circuit (the “Second Circuit”) issued its opinion in the case of Connecticut v. American Electric Power, et al, which remanded to the lower court a nuisance action by eight states and the City of New York against five large utility emitters of CO2. The United States District Court for the Southern District of New York (the “Southern District of New York”) dismissed the case in 2005, holding that the claims that GHG emissions from the defendants’ coal-fueled generating facilities were causing harmful climate change and should be enjoined as a public nuisance under federal common law presented a “political question” that the court lacked jurisdiction to decide. The Second Circuit rejected this conclusion and stated the Southern District of New York was not precluded from determining the case on its merits.

In October 2009, a three judge panel in the United States Court of Appeals for the Fifth Circuit (the “Fifth Circuit”) issued its opinion in the case of Ned Comer, et al. v. Murphy Oil USA, et al., a putative class action lawsuit against insurance, oil, coal and chemical companies, based on claims that the defendants’ GHG emissions contributed to global warming that in turn caused a rise in sea levels and added to the ferocity of Hurricane Katrina, which combined to damage the plaintiff’s private property, as well as public property. In 2007, the United States District Court for the Southern District of Mississippi (the “Southern District of Mississippi”) dismissed the case based on the lack of standing and further held that the claims were barred by the political question doctrine. The Fifth Circuit reversed the lower court decision and held that the plaintiffs had standing to assert their public and private nuisance, trespass and negligence claims, and concluded that the claims did not present a political question. The case was remanded to the Southern District of Mississippi for further proceedings with the court noting that it had not determined, and would leave to the lower court to analyze, whether the alleged chain of causation satisfies the proximate cause requirement under Mississippi state common law.

In October 2009, the United States District Court for the Northern District of California (the “Northern District of California”) granted the defendants’ motions to dismiss in the case of Native Village of Kivalina v. ExxonMobil Corporation, et al. The plaintiffs filed their complaint in February 2008, asserting claims against 24 defendants, including electric generating companies, oil companies and a coal company, for public nuisance under state and federal common law based on the defendants’ GHG emissions. MEHC was a named defendant in the Kivalina case. The Northern District of California dismissed all of the plaintiffs’ federal claims, holding that the court lacked subject matter jurisdiction to hear the claims under the political question doctrine, and that the plaintiffs lacked standing to bring their claims. The Northern District of California declined to hear the state law claims and the case was dismissed with prejudice to their future presentation in an appropriate state court.

Several lawsuits have also been filed against governmental agencies, most notably Massachusetts v. EPA. In April 2007, in Massachusetts v. EPA, the United States Supreme Court found that GHG are air pollutants and are covered by the Clean Air Act. The United States Supreme Court decision resulted from a petition for rulemaking filed by more than a dozen environmental, renewable energy and other organizations. The court held that the EPA must determine whether or not GHG emissions contribute to air pollution which may reasonably be anticipated to endanger public health or welfare, or whether the science is too uncertain to make a reasoned decision. In December 2009, the EPA determined that GHG emissions in the atmosphere threaten the public health and welfare of current and future generations and is pursuing regulation of GHG emissions under the Clean Air Act. Unless superseded by congressional action, the EPA ruling is likely to lead to stricter emission limits.

Water Quality Standards

The federal Water Pollution Control Act (“Clean Water Act”) establishes the framework for maintaining and improving water quality in the United States through a program that regulates, among other things, discharges to and withdrawals from waterways. The Clean Water Act requires that cooling water intake structures reflect the “best technology available for minimizing adverse environmental impact” to aquatic organisms. In July 2004, the EPA established significant new technology-based performance standards for existing electric generating facilities that take in more than 50 million gallons of water per day. These rules are aimed at minimizing the adverse environmental impacts of cooling water intake structures by reducing the number of aquatic organisms lost as a result of water withdrawals. In response to a legal challenge to the rule, in January 2007, the United States Court of Appeals for the Second Circuit (“Second Circuit”) remanded almost all aspects of the rule to the EPA, without addressing whether companies with cooling water intake structures were required to comply with these requirements. On Appeal from the Second Circuit, in April 2009, the United States Supreme Court ruled that the EPA permissibly relied on a cost-benefit analysis in setting the national performance standards regarding “best technology available for minimizing adverse environmental impact” at cooling water intake structures and in providing for cost-benefit variances from those standards as part of the §316(b) Clean Water Act Phase II regulations. The Supreme Court remanded the case back to the Second Circuit to conduct further proceedings consistent with its opinion. Compliance and the potential costs of compliance, therefore, cannot be ascertained until such time as the Second Circuit takes action or further action is taken by the EPA. Currently, all of MidAmerican Energy’s coal-fired generating facilities, except Louisa, Ottumwa and Walter Scott, Jr. Unit 4, which have water cooling towers, exceed the 50 million gallons of water per day intake threshold. In the event that MidAmerican Energy’s existing intake structures require modification or alternative technology required by new rules, expenditures to comply with these requirements could be significant. MidAmerican Energy believes that it currently has, or has initiated the process to receive, all required water quality permits.

Coal Combustion Byproduct Disposal

In December 2008, an ash impoundment dike at the Tennessee Valley Authority’s Kingston power plant collapsed after heavy rain, releasing a significant amount of fly ash and bottom ash, coal combustion byproducts, and water to the surrounding area. In light of this incident, federal and state officials have called for greater regulation of coal combustion storage and disposal. The EPA is currently considering the regulation of coal combustion byproducts under the Resource Conservation and Recovery Act and a proposed rule addressing these materials is imminent. MidAmerican Energy operates 8 surface impoundments and 4 landfills that contain coal combustion byproducts. These ash impoundments and landfills may be impacted by additional regulation, particularly if the materials are regulated as hazardous waste under Subtitle C of the Resource Conservation Act, and could pose significant additional costs associated with ash management and disposal activities at MidAmerican Energy’s coal-fired generating facilities. The impact of any new regulations on coal combustion byproducts cannot be determined at this time.

Other

Other laws, regulations and agencies to which MidAmerican Energy is subject include, but are not limited to:

•
The federal Comprehensive Environmental Response, Compensation and Liability Act and similar state laws may require any current or former owners or operators of a disposal site, as well as transporters or generators of hazardous substances sent to such disposal site, to share in environmental remediation costs.

•
The Nuclear Waste Policy Act of 1982, under which the United States Department of Energy is responsible for the selection and development of repositories for, and the permanent disposal of, spent nuclear fuel and high-level radioactive wastes. Refer to Note 11 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding nuclear decommissioning obligations.

Credit Ratings Risks

As of January 31, 2010, MidAmerican Energy’s senior unsecured debt credit ratings were as follows: Fitch Ratings, “A/stable;” Moody’s Investor Service (“Moody’s”), “A2/stable;” and Standard & Poor’s Rating Services (“Standard & Poor’s”), “A-/stable.” Debt and preferred securities of MidAmerican Energy are rated by the credit rating agencies. Assigned credit ratings are based on each rating agency’s assessment of MidAmerican Energy’s ability to, in general, meet the obligations of the debt or preferred securities issued by MidAmerican Energy. The credit ratings are not a recommendation to buy, sell or hold securities, and there is no assurance that a particular credit rating will continue for any given period of time.

MidAmerican Funding and MidAmerican Energy have no credit rating downgrade triggers that would accelerate the maturity dates of its outstanding debt, and a change in credit rating is not an event of default under the applicable debt instruments. MidAmerican Energy’s unsecured revolving credit facilities do not require the maintenance of a minimum credit rating level in order to draw upon its availability but, under certain instances, must maintain sufficient covenant tests if ratings drop below a certain level. However, commitment fees and interest rates under the credit facilities are tied to credit ratings and increase or decrease when the ratings change. A ratings downgrade could also increase the future cost of commercial paper, short- and long-term debt issuances or new credit facilities.

In accordance with industry practice, certain agreements, including derivative contracts, contain provisions that require MidAmerican Energy to maintain specific credit ratings on their unsecured debt from one or more of the major credit ratings agencies. These agreements, including derivative contracts, may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels (“credit-risk-related contingent features”) or provide the right for counterparties to demand “adequate assurance” in the event of a material adverse change in MidAmerican Energy’s creditworthiness. These rights can vary by contract and by counterparty. If all credit-risk-related contingent features or adequate assurance provisions for these agreements, including derivative contracts, had been triggered as of December 31, 2009, MidAmerican Energy would have been required to post $332 million of additional collateral. MidAmerican Energy’s collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings or other factors. Refer to Note 7 of Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for a discussion of MidAmerican Energy’s collateral requirements specific to its derivative contracts.

Inflation

Historically, overall inflation and changing prices in the economies where MidAmerican Energy operates have not had a significant impact on its consolidated financial results. MidAmerican Energy operates under cost-of-service based rate structures administered by various state commissions and the FERC. Under these rate structures, MidAmerican Energy is allowed to include prudent costs in its rates, including the impact of inflation. MidAmerican Energy attempts to minimize the potential impact of inflation on its operations by employing prudent risk management and hedging strategies and by considering, among other areas, its impact on purchases of energy, operating expenses, materials and equipment costs, contract negotiations, future capital spending programs, and long-term debt issuances. There can be no assurance that such actions will be successful.

New Accounting Pronouncements

For a discussion of new accounting pronouncements affecting MidAmerican Energy and MidAmerican Funding, refer to Note 2 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

Critical Accounting Estimates

Certain accounting measurements require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized on the Consolidated Financial Statements based on such estimates involve numerous assumptions subject to varying and potentially significant degrees of judgment and uncertainty. Accordingly, the amounts currently reflected on the Consolidated Financial Statements will likely change in the future as additional information becomes available. The following critical accounting estimates are impacted significantly by MidAmerican Energy’s methods, judgments and assumptions used in the preparation of the Consolidated Financial Statements and should be read in conjunction with MidAmerican Energy’s Summary of Significant Accounting Policies included in Note 2 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

Accounting for the Effects of Certain Types of Regulation

MidAmerican Energy prepares its financial statements in accordance with authoritative guidance for regulated operations, which recognizes the economic effects of regulation. Accordingly, MidAmerican Energy is required to defer the recognition of certain costs or income if it is probable that, through the ratemaking process, there will be a corresponding increase or decrease in future regulated rates.

MidAmerican Energy continually evaluates the applicability of the guidance for regulated operations and assesses whether its regulatory assets and liabilities are probable of future inclusion in regulated rates by considering factors such as a change in the regulator’s approach to setting rates from cost-based ratemaking to another form of regulation, other regulatory actions or the impact of competition, which could limit MidAmerican Energy’s ability to recover its costs. Based upon this continuous assessment, MidAmerican Energy believes the application of the guidance for regulated operations is appropriate and its existing regulatory assets and liabilities are probable of inclusion in regulated rates. The assessment reflects the current political and regulatory climate at both the state and federal levels and is subject to change in the future. If it becomes no longer probable that these costs or income will be included in regulated rates, the related regulatory assets and liabilities will be written off to operating income, refunded to customers or reflected as an adjustment to future regulated rates. Total regulatory assets were $397 million and total regulatory liabilities were $683 million as of December 31, 2009. Refer to Note 4 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding regulatory assets and liabilities.

Goodwill

MidAmerican Funding’s Consolidated Balance Sheet as of December 31, 2009 includes goodwill from the acquisition of MHC totaling $1.3 billion. Goodwill is allocated to each reporting unit. MidAmerican Funding evaluates goodwill for impairment at least annually and completed its annual review as of October 31. Additionally, no indicators of impairment were identified as of December 31, 2009. A significant amount of judgment is required in estimating the fair value of a reporting unit and performing goodwill impairment tests. MidAmerican Funding uses a variety of methods to determine fair value, principally discounted projected future net cash flows. Key assumptions used include, but are not limited to, the use of estimated future cash flows; earnings before interest, taxes, depreciation and amortization multiples; and an appropriate discount rate. Estimated future cash flows are impacted by, among other factors, growth rates, changes in regulations and rates, ability to renew contracts and estimates of future commodity prices. In estimating future cash flows, MidAmerican Funding incorporates current market information, as well as historical factors.

Pension and Other Postretirement Benefits

MidAmerican Energy sponsors defined benefit pension and other postretirement benefit plans that cover the majority of the employees of MEHC and its domestic energy subsidiaries other than PacifiCorp. MidAmerican Energy recognizes the funded status of its defined benefit pension and other postretirement benefit plans on the Consolidated Balance Sheets. Funded status is the fair value of plan assets minus the benefit obligation as of the measurement date. As of December 31, 2009, MidAmerican Energy recognized a liability totaling $187 million for the under-funded status for its defined benefit pension and other postretirement benefit plans. As of December 31, 2009, amounts not yet recognized as a component of net periodic benefit cost that were included in net regulatory assets totaled $7 million.

The expense and benefit obligations relating to these defined benefit pension and other postretirement benefit plans are based on actuarial valuations. Inherent in these valuations are key assumptions, including discount rates, expected long-term rate of return on plan assets and healthcare cost trend rates. These actuarial assumptions are reviewed annually and modified as appropriate. MidAmerican Energy believes that the assumptions utilized in recording obligations under the plans are reasonable based on prior experience and current market conditions. Refer to Note 12 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for disclosures about MidAmerican Energy’s defined benefit pension and other postretirement benefit plans, including the key assumptions used to calculate the funded status and net periodic benefit cost for these plans as of and for the year ended December 31, 2009.

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

MidAmerican Energy chooses a healthcare cost trend rate that reflects the near and long-term expectations of increases in medical costs and corresponds to the expected benefit payment periods. The healthcare cost trend rate gradually declines to 5% by 2016 at which point the rate is assumed to remain constant. Refer to Note 12 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for healthcare cost trend rate sensitivity disclosures.

The actuarial assumptions used may differ materially from period to period due to changing market and economic conditions. These differences may result in a significant impact to the amount of pension and other postretirement benefit expense recorded and the funded status. If changes were to occur for the following assumptions, the approximate effect on the Consolidated Financial Statements of the total plan before allocations to affiliates would be as follows (in millions):

			Other Postretirement
	Pension Plans		Benefit Plans
	+0.5%	-0.5%	+0.5%	-0.5%

Effect on December 31, 2009 benefit obligations:
Discount rate	$(26)	$29	$(9)	$10

Effect on 2009 periodic benefit cost:
Discount rate	(1)	2	-	-
Expected return on plan assets	(3)	3	(1)	1

A variety of factors affect the funded status of the plans, including asset returns, discount rates, plan changes and the plan funding practices of MidAmerican Energy. Federal laws may require MidAmerican Energy to increase future contributions to its pension plan, and there may be more volatility in annual contributions than historically experienced, which could have a material impact on consolidated financial results.

Income Taxes

In determining MidAmerican Funding’s and MidAmerican Energy’s income taxes, management is required to interpret complex tax laws and regulations, which includes consideration of regulatory implications imposed by MidAmerican Energy’s various regulatory jurisdictions. In preparing tax returns, MidAmerican Funding and MidAmerican Energy are subject to continuous examinations by federal, state and local tax authorities that may give rise to different interpretations of these complex laws and regulations. Due to the nature of the examination process, it generally takes years before these examinations are completed and these matters are resolved. Although the ultimate resolution of their federal, state and local tax examinations is uncertain, each company believes it has made adequate provisions for its tax positions. The aggregate amount of additional tax liabilities that may result from these examinations, if any, is not expected to have a material adverse impact on its consolidated financial results. Assets and liabilities are established for uncertain tax positions taken or positions expected to be taken in income tax returns when such positions are judged to not meet the “more-likely-than-not” threshold based on the technical merits of the position.

MidAmerican Energy is required to pass income tax benefits related to certain property-related basis and other various differences on to its customers in Iowa. These amounts were recognized as a net regulatory asset totaling $336 million as of December 31, 2009 and will be included in regulated rates when the temporary differences reverse. Management believes the existing net regulatory assets are probable of inclusion in regulated rates. If it becomes no longer probable that these costs will be included in regulated rates, the related regulatory asset will be written off to operating income.

Revenue Recognition - Unbilled Revenue

Unbilled revenue was $146 million as of December 31, 2009. Revenue from electric and natural gas customers is recognized as electricity or natural gas is delivered or services are provided. The determination of customer billings is based on a systematic reading of meters and fixed reservation charges based on contractual quantities and rates. At the end of each month, amounts of energy provided to customers since the date of the last meter reading are estimated, and the corresponding unbilled revenue is recorded. Factors that can impact the estimate of unbilled energy include, but are not limited to, seasonal weather patterns compared to normal, total volumes supplied to the system, line losses, economic impacts and composition of customer classes. Estimates are generally reversed in the following month and actual revenue is recorded based on subsequent meter readings. Historically, any differences between the actual and estimated amounts have been immaterial.

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

Commodity Price Risk

MidAmerican Energy is exposed to commodity price risk as it has an obligation to serve retail customer load in its regulated service territory. MidAmerican Energy also provides nonregulated retail electricity and natural gas services in competitive markets. MidAmerican Energy’s load and generation assets represent substantial underlying commodity positions. Exposures to commodity prices consist mainly of variations in the price of fuel to generate electricity, wholesale electricity that is purchased and sold, and natural gas supply for regulated and nonregulated retail gas customers. Electricity and natural gas prices are subject to wide price swings as supply and demand for these commodities are impacted by, among many other unpredictable items, changing weather, market liquidity, generating facility availability, customer usage, storage, and transmission and transportation constraints. To mitigate a portion of its commodity price risk, MidAmerican Energy uses commodity contracts, which may include derivatives, including forwards, futures, options, swaps and other agreements, to effectively secure future supply or sell future production at generally fixed prices. MidAmerican Energy does not hedge all of its commodity price risk, thereby exposing the unhedged portion to changes in market prices. The settled cost of these contracts is generally included in regulated rates. Accordingly, the net unrealized gains and losses associated with interim price movements on contracts that are accounted for as derivatives and that are probable of inclusion in regulated retail rates are recorded as net regulatory assets or liabilities. Consolidated financial results may be negatively impacted if the costs of wholesale electricity, natural gas or fuel are higher than what is permitted to be included in regulated retail rates. MidAmerican Energy does not engage in a material amount of proprietary trading activities.

The table that follows summarizes MidAmerican Energy’s commodity risk on energy derivative contracts, excluding collateral netting of $24 million and $47 million, as of December 31, 2009 and 2008, respectively, and shows the effects of a hypothetical 10% increase and a 10% decrease in forward market prices by the expected volumes for these contracts as of that date. The selected hypothetical change does not reflect what could be considered the best or worst case scenarios (dollars in millions):

	Fair Value – Net Liability	Hypothetical Price Change	Estimated Fair Value after Hypothetical Change in Price
As of December 31, 2009	$(43)	10% increase	$(28)
		10% decrease	(58)
As of December 31, 2008	$(78)	10% increase	$(60)
		10% decrease	(96)

Interest Rate Risk

The following table summarizes MidAmerican Energy’s and MidAmerican Funding’s fixed-rate long-term debt and the estimated total fair values that would result from hypothetical increases or decreases in interest rates in effect as of December 31. Because of their fixed interest rates, these instruments do not expose MidAmerican Energy or MidAmerican Funding to the risk of earnings loss due to changes in market interest rates. In general, such increases and decreases in fair value would impact earnings and cash flows only if MidAmerican Energy or MidAmerican Funding were to reacquire all or a portion of these instruments prior to their maturity. It is assumed that the changes occur immediately and uniformly to each debt instrument. The hypothetical changes in market interest rates do not reflect what could be deemed best or worst case scenarios. Variations in market interest rates could produce significant changes in the timing of repayments due to prepayment options available. For these reasons, actual results might differ from those reflected in the table (dollars in millions).

			Estimated Fair Value after
			Hypothetical Change in
			Interest Rates
			(bp = basis points)
	Carrying	Fair	100 bp	100 bp
	Value	Value	decrease	increase

MidAmerican Energy fixed-rate long-term debt:
As of December 31, 2009	$2,675	$2,858	$3,095	$2,653

As of December 31, 2008	$2,675	$2,690	$2,925	$2,487

MidAmerican Funding fixed-rate long-term debt:
As of December 31, 2009	$525	$580	$626	$539

As of December 31, 2008	$700	$724	$769	$685

As of December 31, 2009 and 2008, MidAmerican Energy had floating-rate obligations totaling $195 million and $652 million, respectively, that expose MidAmerican Energy to the risk of increased interest expense in the event of increases in short-term interest rates. This market risk is not hedged; however, if floating interest rates were to increase by 10% from December 31 levels, it would not have a material effect on MidAmerican Energy’s annual interest expense in either year. The carrying value of the floating-rate obligations approximated fair value as of December 31, 2009 and 2008.

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

MidAmerican Energy analyzes the financial condition of each significant wholesale counterparty before entering into any transactions, establishes limits on the amount of unsecured credit to be extended to each counterparty, and evaluates the appropriateness of unsecured credit limits on a daily basis. To mitigate exposure to the financial risks of wholesale counterparties, MidAmerican Energy enters into netting and collateral arrangements, which may include margining and cross-product netting agreements, and obtains third-party guarantees, letters of credit and cash deposits. Counterparties may be assessed interest fees for delayed payments. If required, MidAmerican Energy exercises rights under these arrangements, including calling on the counterparty’s credit support arrangement.

As of December 31, 2009, MidAmerican Energy’s aggregate direct credit exposure from wholesale activities totaled $37 million, based on settlement and mark-to-market exposures, net of collateral. As of December 31, 2009, $29 million, or 78%, of MidAmerican Energy’s direct credit exposure was with counterparties having investment grade credit ratings from Moody’s or Standard & Poor’s, while an additional $8 million, or 22%, of the direct credit exposure was with counterparties having financial characteristics deemed equivalent to investment grade based on internal review. A single counterparty comprises $11 million, or 31%, of the aggregate direct credit exposure as of December 31, 2009, and is rated investment grade by Moody’s and Standard & Poor’s. MidAmerican Energy is not aware of any factors that would likely result in a downgrade of the counterparty’s credit ratings to below investment grade over the remaining term of transactions outstanding as of December 31, 2009.

MidAmerican Energy also has potential indirect credit exposure to other market participants in the regional transmission organization (“RTO”) markets where it actively participates, including the MISO, PJM, and ERCOT. In the event of a default by a RTO market participant on its market-related obligations, losses are allocated among all other market participants in proportion to each participant’s share of overall market activity during the period of time the loss was incurred. Transactional activities of MidAmerican Energy and other participants in organized RTO markets are governed by credit policies specified in each respective RTO’s governing tariff or related business practices. Credit policies of RTO’s, which have been developed through extensive stakeholder participation, generally seek to minimize potential loss in the event of a market participant default without unnecessarily inhibiting access to the marketplace. MidAmerican Energy’s share of historical losses from defaults by other RTO market participants has not been material.

Item 8.	Financial Statements and Supplementary Data

MidAmerican Energy Company and Subsidiary

MidAmerican Funding, LLC and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder
MidAmerican Energy Company
Des Moines, Iowa

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of MidAmerican Energy Company and subsidiary (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, cash flows, changes in equity, and comprehensive income for each of the three years in the period ended December 31, 2009. Our audits also included the Company’s financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MidAmerican Energy Company and subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Des Moines, Iowa
March 1, 2010

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Amounts in millions)

	As of December 31,
	2009	2008
ASSETS
Utility plant, net:
Electric	$9,286	$8,952
Gas	1,184	1,155
	10,470	10,107
Accumulated depreciation and amortization	(3,641)	(3,426)
	6,829	6,681
Construction work in progress	114	233
Total utility plant, net	6,943	6,914
Current assets:
Cash and cash equivalents	87	9
Restricted cash and short-term investments	1	15
Receivables, less allowances of $9 and $8	408	464
Inventories	158	158
Other	92	114
Total current assets	746	760
Other assets:
Investments and nonregulated property, net	447	400
Regulatory assets	397	368
Other	74	78
Total other assets	918	846
Total assets	$8,607	$8,520

CAPITALIZATION AND LIABILITIES
Capitalization:
MidAmerican Energy common shareholder’s equity	$2,929	$2,569
Preferred securities	30	30
Noncontrolling interests	1	1
Long-term debt, excluding current portion	2,865	2,865
Total capitalization	5,825	5,465
Current liabilities:
Short-term debt	-	457
Accounts payable	259	353
Taxes accrued	97	103
Interest accrued	44	44
Other	90	100
Total current liabilities	490	1,057
Other liabilities:
Deferred income taxes	1,057	713
Investment tax credits	34	36
Asset retirement obligations	205	200
Regulatory liabilities	683	659
Other	313	390
Total other liabilities	2,292	1,998
Total capitalization and liabilities	$8,607	$8,520

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in millions)

	Years Ended December 31,
	2009	2008	2007
Operating revenue:
Regulated electric	$1,715	$2,030	$1,934
Regulated gas	857	1,377	1,174
Nonregulated	1,121	1,293	1,150
Total operating revenue	3,693	4,700	4,258

Operating costs and expenses:
Regulated:
Cost of fuel, energy and capacity	522	743	741
Cost of gas sold	611	1,128	937
Other operating expenses	417	422	419
Maintenance	183	204	201
Depreciation and amortization	335	281	268
Property and other taxes	105	103	98
	2,173	2,881	2,664
Nonregulated:
Cost of sales	1,025	1,212	1,061
Other	27	20	20
	1,052	1,232	1,081
Total operating costs and expenses	3,225	4,113	3,745

Operating income	468	587	513

Non-operating income:
Interest and dividend income	-	5	9
Allowance for equity funds	-	25	41
Other, net	12	(6)	6
Total non-operating income	12	24	56
Fixed charges:
Interest on long-term debt	155	154	122
Other interest expense	3	4	9
Allowance for borrowed funds	(1)	(16)	(18)
Total fixed charges	157	142	113

Income before income tax expense	323	469	456
Income tax expense (benefit)	(27)	126	130

Net income	350	343	326
Preferred dividends	1	1	1

Earnings on common stock	$349	$342	$325

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)

	Years Ended December 31,
	2009	2008	2007

Cash flows from operating activities:
Net income	$350	$343	$326
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	335	281	268
Provision for deferred income taxes, net	198	206	23
Changes in other assets and liabilities	31	29	28
Loss from impairment of available-for-sale securities	-	5	-
Other, net	(2)	(29)	(30)
Changes in other operating assets and liabilities:
Receivables, net	54	(12)	(101)
Inventories	-	(24)	(20)
Derivative collateral, net	23	(38)	10
Accounts payable	(21)	(46)	95
Taxes accrued	(3)	(11)	(1)
Other current assets and liabilities	(6)	11	1
Net cash flows from operating activities	959	715	599

Cash flows from investing activities:
Utility construction expenditures	(438)	(1,471)	(1,298)
Purchases of available-for-sale securities	(225)	(140)	(432)
Proceeds from sales of available-for-sale securities	209	139	395
Decrease (increase) in restricted cash and short-term investments	14	(15)	-
Other, net	17	10	9
Net cash flows from investing activities	(423)	(1,477)	(1,326)

Cash flows from financing activities:
Dividends paid	(1)	(1)	(1)
Proceeds from long-term debt	-	451	649
Repayments of long-term debt	-	(58)	(2)
Net (repayments of) proceeds from short-term debt	(457)	371	86
Other, net	-	(3)	(3)
Net cash flows from financing activities	(458)	760	729

Net change in cash and cash equivalents	78	(2)	2
Cash and cash equivalents at beginning of year	9	11	9
Cash and cash equivalents at end of year	$87	$9	$11

Supplemental disclosure:
Interest paid, net of amounts capitalized	$154	$137	$97
Income taxes paid (received)	$(227)	$(65)	$111
Current year utility construction expenditures payable at year end	$27	$95	$85

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in millions)

	MidAmerican Energy Shareholders’ Equity
			Accumulated
			Other
			Comprehensive
	Common Stock	Retained Earnings	Income (Loss), Net	Preferred Securities	Noncontrolling Interests	Total Equity

Balance, January 1, 2007	$561	$1,402	$(12)	$30	$1	$1,982
Net income	-	326	-	-	-	326
Other comprehensive income	-	-	13	-	-	13
Preferred dividends	-	(1)	-	-	-	(1)
Other equity transactions	-	(1)	-	-	-	(1)
Balance, December 31, 2007	561	1,726	1	30	1	2,319
Net income	-	343	-	-	-	343
Other comprehensive loss	-	-	(61)	-	-	(61)
Preferred dividends	-	(1)	-	-	-	(1)
Balance, December 31, 2008	561	2,068	(60)	30	1	2,600
Net income	-	350	-	-	-	350
Other comprehensive income	-	-	11	-	-	11
Preferred dividends	-	(1)	-	-	-	(1)
Balance, December 31, 2009	$561	$2,417	$(49)	$30	$1	$2,960

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY COMPANYAND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)

	Years Ended December 31,
	2009	2008	2007

Net income	$350	$343	$326

Other comprehensive income (loss):
Unrealized losses on available-for-sale securities:
Unrealized losses during period-
Before income taxes	-	(21)	-
Income tax benefit	-	9	-
	-	(12)	-
Less realized losses reflected in net income during period-
Before income taxes	-	(2)	-
Income tax benefit	-	1	-
	-	(1)	-
Net unrealized losses	-	(11)	-

Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) during period-
Before income taxes	(77)	(88)	20
Income tax (expense) benefit	31	35	(8)
	(46)	(53)	12
Less realized losses reflected in net income during period-
Before income taxes	(94)	(6)	(1)
Income tax benefit	37	3	-
	(57)	(3)	(1)
Net unrealized gains (losses)	11	(50)	13

Other comprehensive income (loss)	11	(61)	13

Comprehensive income	$361	$282	$339

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIIARY
CONSOLIDATED STATEMENTS OF CAPITALIZATION
(Amounts in millions, except share amounts)

	As of December 31,
	2009		2008

MidAmerican Energy common shareholder’s equity:
Common shares, no par; 350,000,000 shares authorized; 70,980,203 shares outstanding	$561		$561
Retained earnings	2,417		2,068
Accumulated other comprehensive loss, net:
Unrealized losses on available-for-sale securities, net of tax of $(8)	(11)		(11)
Unrealized loss on cash flow hedges, net of tax of $(25) and $(31)	(38)		(49)
Total common shareholder’s equity	2,929	50.3%	2,569	47.0%

Preferred securities (100,000,000 shares authorized):
Cumulative shares outstanding; not subject to mandatory redemption:
$3.30 Series, 49,451 shares	5		5
$3.75 Series, 38,305 shares	4		4
$3.90 Series, 32,630 shares	3		3
$4.20 Series, 47,362 shares	5		5
$4.35 Series, 49,945 shares	5		5
$4.40 Series, 35,697 shares	3		3
$4.80 Series, 49,898 shares	5		5
Total preferred securities	30	0.5%	30	0.6%

Noncontrolling interests	1	-%	1	-%

Long-term debt, excluding current portion:
Variable-rate tax-exempt obligation series (2009- 0.40%, 2008- 1.14%):
Due 2016	34		34
Due 2017	4		4
Due 2023, issued in 1993	7		7
Due 2023, issued in 2008	57		57
Due 2024	35		35
Due 2025	13		13
Due 2038	45		45
Notes:
5.65% Series, due 2012	400		400
5.125% Series, due 2013	275		275
4.65% Series, due 2014	350		350
5.95% Series, due 2017	250		250
5.3% Series, due 2018	350		350
6.75% Series, due 2031	400		400
5.75% Series, due 2035	300		300
5.8% Series, due 2036	350		350
Obligations under capital leases	2		2
Unamortized debt premium and discount, net	(7)		(7)
Total long-term debt, excluding current portion	2,865	49.2%	2,865	52.4%
Total capitalization	$5,825	100.0%	$5,465	100.0%

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Company Organization

MidAmerican Energy Company (“MidAmerican Energy”) is a public utility with electric and natural gas operations and is the principal subsidiary of MHC Inc. (“MHC”). MHC is a holding company that conducts no business other than the ownership of its subsidiaries, which include the following nonregulated subsidiaries: InterCoast Capital Company, Midwest Capital Group, Inc. and MEC Construction Services Co. MHC is the direct wholly owned subsidiary of MidAmerican Funding, LLC, (“MidAmerican Funding”), which is an Iowa limited liability company with MidAmerican Energy Holdings Company (“MEHC”) as its sole member. MEHC is a consolidated subsidiary of Berkshire Hathaway Inc. (“Berkshire Hathaway”).

(2)	Summary of Significant Accounting Policies

Basis of Consolidation and Presentation

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

Use of Estimates in Preparation of Financial Statements

The preparation of the Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. These estimates include, but are not limited to, unbilled revenue; valuation of certain financial assets and liabilities, including derivative contracts; effects of regulation; accounting for contingencies, including environmental, regulatory and income tax matters; asset retirement obligations (“AROs”); and certain assumptions made in accounting for pension and other postretirement benefits. Actual results may differ from the estimates used in preparing the Consolidated Financial Statements.

Accounting for the Effects of Certain Types of Regulation

MidAmerican Energy’s utility operations are subject to the regulation of the Iowa Utilities Board (“IUB”), the Illinois Commerce Commission (“ICC”), the South Dakota Public Utilities Commission, and the Federal Energy Regulatory Commission (“FERC”). MidAmerican Energy’s accounting policies and the accompanying Consolidated Financial Statements conform to GAAP applicable to rate-regulated enterprises and reflect the effects of the ratemaking process.

MidAmerican Energy prepares its financial statements in accordance with authoritative guidance for regulated operations, which recognizes the economic effects of regulation. Accordingly, MidAmerican Energy is required to defer the recognition of certain costs or income if it is probable that, through the ratemaking process, there will be a corresponding increase or decrease in future regulated rates.

MidAmerican Energy continually evaluates the applicability of the guidance for regulated operations and assesses whether its regulatory assets and liabilities are probable of future inclusion in regulated rates by considering factors such as a change in the regulator’s approach to setting rates from cost-based ratemaking to another form of regulation, other regulatory actions or the impact of competition, which could limit MidAmerican Energy’s ability to recover its costs. Based upon this continuous assessment, MidAmerican Energy believes the application of the guidance for regulated operations is appropriate, and its existing regulatory assets are probable of inclusion in regulated rates. The assessment reflects the current political and regulatory climate at both the state and federal levels and is subject to change in the future. If it becomes no longer probable that these costs or income will be included in regulated rates, the regulatory assets and liabilities will be written off to operating income, refunded to customers or reflected as an adjustment to future regulated rates.

Fair Value Measurements

As defined under GAAP, fair value is the price that would be received to sell an asset or paid to transfer a liability between market participants in the principal market or in the most advantageous market when no principal market exists. Market participants are assumed to be independent, knowledgeable, and able and willing to transact. Nonperformance or credit risk is considered when determining the fair value of assets and liabilities. Considerable judgment may be required in interpreting market data used to develop the estimates of fair value.

Cash Equivalents and Restricted Cash and Short-term Investments

Cash equivalents consist of funds invested in commercial paper, money market accounts and in other investments with a maturity of three months or less when purchased. Cash and cash equivalents exclude amounts where availability is restricted by legal requirements, loan agreements or other contractual provisions. Restricted amounts are included in restricted cash and short-term investments and investments and nonregulated property, net on the Consolidated Balance Sheets.

Investments

MidAmerican Energy’s investments in debt and equity securities are classified as available-for-sale. MidAmerican Energy’s management determines the appropriate classification of investments in debt and equity securities at the acquisition date and reevaluates the classifications at each balance sheet date.

Available-for-sale securities are carried at fair value with realized gains and losses on auction rate securities, as determined on a specific identification basis, recognized in earnings and unrealized gains and losses recognized in accumulated other comprehensive income (loss) (“AOCI”), net of tax. Realized and unrealized gains and losses on trust funds related to the nuclear decommissioning of the Quad Cities Generating Station Units 1 and 2 (“Quad Cities Station”) are recorded as regulatory liabilities because MidAmerican Energy expects to recover costs for these activities through regulated rates.

If in management’s judgment a decline in the value of an investment below cost is other than temporary, the cost of the investment is written down to fair value. Factors considered in judging whether an impairment is other than temporary include: the financial condition, business prospects and creditworthiness of the issuer; the length of time that fair value has been less than cost; the relative amount of the decline; and whether or not MidAmerican Energy anticipates the fair value of the investment to recover prior to the expected time of sale. Impairment losses on equity securities are charged to earnings. With respect to an investment in a debt security, any resulting impairment loss is recognized in earnings if MidAmerican Energy intends to sell or expects to be required to sell the debt security before amortized cost is recovered. If MidAmerican Energy does not expect to ultimately recover the amortized cost basis even if it does not intend to sell the security, the credit loss component is recognized in earnings and any difference between fair value and the amortized cost basis, net of the credit loss, is reflected in other comprehensive income (loss). A regulatory asset or liability is established for those investment losses or gains that are probable of inclusion in regulated rates. Refer to Note 6 for additional discussion of MidAmerican Energy’s investments.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on MidAmerican Energy’s assessment of the collectibility of payments from its customers. This assessment requires judgment regarding the ability of customers to pay the amounts owed to MidAmerican Energy or the outcome of any pending disputes.

Derivatives

MidAmerican Energy employs a number of different derivative contracts, including forwards, futures, options, swaps and other agreements, to manage price risk for electricity, natural gas and other commodities, and interest rate risks. Derivative contracts are recorded on the Consolidated Balance Sheets as either assets or liabilities and are stated at fair value unless they are designated as normal purchases or normal sales and qualify for the exception afforded by GAAP. Derivative balances reflect reductions permitted under master netting arrangements with counterparties and cash collateral paid or received under such agreements. Cash collateral received from or paid to counterparties to secure derivative contract assets or liabilities in excess of amounts offset is included in current assets - other on the Consolidated Balance Sheets.

Commodity derivatives used in MidAmerican Energy’s normal business operations that are settled by physical delivery, among other criteria, are eligible for and may be designated as normal purchases and normal sales. Normal purchases or normal sales are not marked to market, and operating revenue or cost of sales is recognized on the Consolidated Statements of Operations when the contracts settle.

For MidAmerican Energy’s derivatives designated as hedging contracts, MidAmerican Energy formally assesses, at inception and thereafter, whether the hedging contract is highly effective in offsetting changes in the hedged item. MidAmerican Energy formally documents hedging activity by transaction type and risk management strategy.

Changes in the fair value of a derivative designated and qualified as a cash flow hedge, to the extent effective, are included on Consolidated Statements of Changes in Equity as AOCI, net of tax, until the contract settles and the hedged item is recognized in earnings. MidAmerican Energy discontinues hedge accounting prospectively when it has determined that a derivative no longer qualifies as an effective hedge, or when it is no longer probable that the hedged forecasted transaction will occur. When hedge accounting is discontinued because the derivative no longer qualifies as an effective hedge, future changes in the value of the derivative are charged to earnings. Gains and losses related to discontinued hedges that were previously recorded in AOCI will remain in AOCI until the contract settles and the hedged item is recognized in earnings, unless it becomes probable that the hedged forecasted transaction will not occur, at which time associated deferred amounts in AOCI are immediately recognized in earnings.

For MidAmerican Energy’s derivatives not designated as hedging contracts, the settled amount is generally included in regulated rates. Accordingly, the net unrealized gains and losses associated with interim price movements on contracts that are accounted for as derivatives and probable of inclusion in regulated rates are recorded as net regulatory assets and liabilities. For contracts not probable of inclusion in regulated rates, changes in fair value are recognized in earnings.

Inventories

Inventories consist mainly of materials and supplies, totaling $69 million and $68 million as of December 31, 2009 and 2008, respectively, coal stocks, totaling $62 million and $60 million as of December 31, 2009 and 2008, respectively, and natural gas in storage, totaling $21 million and $22 million as of December 31, 2009 and 2008, respectively. Inventories are stated at the lower of cost or market. The cost of materials and supplies, coal stocks and fuel oil is determined using the average cost method. The cost of natural gas in storage is determined using the last-in-first-out (“LIFO”) method. With respect to natural gas in storage, the replacement cost would be $48 million and $51 million higher than the LIFO cost as of December 31, 2009 and 2008, respectively.

Utility Plant, Net

General

Utility plant is recorded at historical cost. MidAmerican Energy capitalizes all construction costs related to material, direct labor and contract services, as well as indirect construction costs, which include an allowance for funds used during construction (“AFUDC”), as discussed below. The cost of major additions and betterments are capitalized, while costs for replacements, maintenance and repairs that do not improve or extend the lives of the related assets are generally charged to maintenance expense as incurred. Additionally, MidAmerican Energy has regulatory arrangements in Iowa in which the carrying cost of certain utility plant is reduced for amounts associated with electric returns on equity exceeding threshold levels. Refer to Note 4 for discussion of MidAmerican Energy’s revenue sharing arrangements.

Generally, when MidAmerican Energy retires or sells a component of utility plant, it charges the original cost and any net proceeds from the disposition to accumulated depreciation. Any gain or loss on disposals of nonregulated assets is recorded through earnings.

MidAmerican Energy records debt and equity AFUDC, which represents the estimated cost of debt and equity funds necessary to finance the construction of its regulated facilities. AFUDC is computed based on guidelines set forth by the FERC and capitalized as a component of utility plant, with offsetting credits to the Consolidated Statements of Operations. After construction is completed, MidAmerican Energy is permitted to earn a return on these costs as a component of the related asset as well as recover these costs through depreciation expense over the useful life of the related assets.

Depreciation and amortization for MidAmerican Energy’s utility operations are based on straight-line composite rates. Periodic depreciation studies are performed to determine the appropriate group lives, net salvage and group depreciation rates. Net salvage includes the estimated future residual values of the assets and any estimated removal costs, including AROs and other costs of removal. Estimated removal costs that are recovered through approved depreciation rates, but that do not meet the requirements of a legal ARO, are reflected in the cost of removal regulatory liability on the Consolidated Balance Sheets, and as such costs are incurred, the regulatory liability is reduced. The average depreciation and amortization rates applied to depreciable utility plant for the years ended December 31 were as follows:

	2009	2008	2007

Electric	3.4%	3.3%	3.4%
Gas	3.1%	3.1%	3.2%

Depreciation and amortization expense for 2007 also includes $17 million for a regulatory charge pursuant to the terms of a series of electric rate settlement agreements in Iowa. Additionally, depreciation expense for each year presented includes a charge for the estimated decommissioning costs of the Quad Cities Station. Refer to Note 4 for discussions related to these charges.

Asset Retirement Obligations

MidAmerican Energy recognizes AROs when it has a legal obligation to perform decommissioning and removal activities upon retirement of an asset. MidAmerican Energy’s AROs are primarily related to the decommissioning of nuclear generation assets. The fair value of an ARO liability is recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made, and is added to the carrying amount of the associated asset, which is then depreciated over the remaining useful life of the asset. Subsequent to the initial recognition, the ARO liability is adjusted for any revisions to the expected value of the retirement obligation (with corresponding adjustments to utility plant) and for accretion of the ARO liability due to the passage of time. The difference between the ARO liability, the corresponding ARO asset included in utility plant and amounts recovered in rates to satisfy such liabilities is recorded as a regulatory asset or liability.

Impairment

MidAmerican Energy evaluates long-lived assets for impairment, including utility plant, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable or the assets meet the criteria of held for sale. Upon the occurrence of a triggering event, the asset is reviewed to assess whether the estimated undiscounted cash flows expected from the use of the asset plus its residual value from the ultimate disposal exceeds the carrying value of the asset. If the carrying value exceeds the estimated recoverable amounts, the asset is written down to the estimated discounted present value of the expected future cash flows from using the asset. For regulated assets, any impairment charge is offset by the establishment of a regulatory asset to the extent recovery in regulated rates is probable. For all other assets, any resulting impairment loss is reflected on the Consolidated Statements of Operations. The impacts of regulation are considered when evaluating the carrying value of regulated assets.

Revenue Recognition

Revenue from electric and natural gas customers is recognized as electricity or natural gas is delivered or services are provided. Revenue recognized includes unbilled, as well as billed, amounts. As of December 31, 2009 and 2008, unbilled revenue was $146 million and $160 million, respectively, and is included in receivables on the Consolidated Balance Sheets.

The determination of revenue from an individual customer is based on a systematic reading of meters and fixed reservation charges based on contractual quantities and rates. At the end of each month, amounts of energy provided to customers since the date of the last meter reading are estimated, and the corresponding unbilled revenue is recorded. Factors that can impact the estimate of unbilled energy include, but are not limited to, seasonal weather patterns compared to normal, total volumes supplied to the system, line losses, economic impacts and composition of customer classes. Estimates are generally reversed in the following month and actual revenue is recorded based on subsequent meter readings. Historically, any differences between the actual and estimated amounts have been immaterial.

All of MidAmerican Energy’s regulated retail gas sales are subject to energy adjustment clauses. MidAmerican Energy also has costs that are recovered, at least in part, through bill riders, including energy efficiency costs. The clauses and riders allow MidAmerican Energy to adjust the amounts charged for electric and gas service as the related costs change. The costs recovered in revenue through use of the adjustment clauses and bill riders is charged to expense in the same period the related revenue is recognized. At any given time, these costs may be over or under collected from customers. The total under collection included in receivables at December 31, 2009 and 2008, was $44 million and $30 million, respectively.

Sales and Excise Tax

MidAmerican Energy collects from its customers sales and excise taxes assessed by governmental authorities on transactions with customers and later remits the collected taxes to the appropriate authority. If the obligation to pay a particular tax resides with the customer, MidAmerican Energy reports such taxes collected on a net basis and, accordingly, they do not affect the Consolidated Statement of Operations. Taxes for which the obligation resides with MidAmerican Energy are reported on a gross basis in operating revenue and operating expenses. The amounts reported on a gross basis are not material.

Unamortized Debt Premiums, Discounts and Financing Costs

Premiums, discounts and financing costs incurred for the issuance of long-term debt are amortized over the term of the related financing using the effective interest method.

Income Taxes

Berkshire Hathaway includes MEHC and subsidiaries in its United States federal income tax return. Consistent with established regulatory practice, MidAmerican Funding’s and MidAmerican Energy’s provisions for income tax expense have been computed on a stand-alone basis, and substantially all of their respective currently payable or receivable income taxes are remitted to or received from MEHC.

Deferred tax assets and liabilities are based on differences between the financial statement and tax basis of assets and liabilities using estimated tax rates expected to be in effect for the year in which the differences are expected to reverse. Changes in deferred income tax assets and liabilities that are associated with components of other comprehensive income are charged or credited directly to other comprehensive income. Changes in deferred income tax assets and liabilities that are associated with income tax benefits related to certain property-related basis differences and other various differences that MidAmerican Energy is required to pass on to its customers in Iowa are charged or credited directly to a regulatory asset or liability. These amounts were recognized as a net regulatory asset totaling $336 million and $198 million as of December 31, 2009 and 2008, respectively, and will be included in regulated rates when the temporary differences reverse. Other changes in deferred income tax assets and liabilities are included as a component of income tax expense. Investment tax credits are generally deferred and amortized over the estimated useful lives of the related properties or as prescribed by various regulatory jurisdictions.

In determining MidAmerican Funding’s and MidAmerican Energy’s income taxes, management is required to interpret complex tax laws and regulations, which includes consideration of regulatory implications imposed by MidAmerican Energy’s various regulatory jurisdictions. In preparing tax returns, MidAmerican Funding and MidAmerican Energy are subject to continuous examinations by federal, state and local tax authorities that may give rise to different interpretations of these complex laws and regulations. Due to the nature of the examination process, it generally takes years before these examinations are completed and these matters are resolved. Although the ultimate resolution of their federal, state and local tax examinations is uncertain, each company believes it has made adequate provisions for its tax positions. The aggregate amount of any additional tax liabilities that may result from these examinations, if any, is not expected to have a material adverse affect on its consolidated financial results. Assets and liabilities are established for uncertain tax positions taken or positions expected to be taken in income tax returns when such positions are judged to not meet the “more-likely-than-not” threshold based on the technical merits of the position. MidAmerican Funding’s and MidAmerican Energy’s unrecognized tax benefits are included in taxes accrued and other long-term liabilities on their respective Consolidated Balance Sheets. Estimated interest and penalties, if any, related to uncertain tax positions are included as a component of income tax expense on the Consolidated Statements of Operations.

New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06 (“ASU No. 2010-06”), which amends FASB Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”). ASU No. 2010-06 requires disclosure of (a) the amount of significant transfers in and out of Levels 1 and 2 of the fair value hierarchy and the reasons for those transfers and (b) gross presentation of purchases, sales, issuances and settlements in the Level 3 fair value measurement roll-forward. This guidance clarifies that existing fair value measurement disclosures should be presented for each class of assets and liabilities. The existing disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements have also been clarified to ensure such disclosures are presented for the Levels 2 and 3 fair value measurements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of the disclosure requirement to present purchases, sales, issuances and settlements gross in the Level 3 fair value measurement roll-forward, which is effective for fiscal years beginning after December 15, 2010, and for interim periods with those fiscal years. MidAmerican Energy is currently evaluating the impact of adopting this guidance on its disclosures included within Notes to Consolidated Financial Statements.

In August 2009, the FASB issued ASU No. 2009-05, which amends ASC Topic 820. ASU No. 2009-05 clarifies how to measure the fair value of a liability for which a quoted price in an active market for the identical liability is not available. This guidance also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required represent Level 1 fair value measurements. MidAmerican Energy adopted this guidance as of October 1, 2009, and the adoption did not have a material impact on its consolidated financial results and disclosures included within Notes to Consolidated Financial Statements.

In June 2009, the FASB issued authoritative guidance that requires a primarily qualitative analysis to determine if an enterprise is the primary beneficiary of a variable interest entity. This analysis is based on whether the enterprise has (a) the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. In addition, enterprises are required to more frequently reassess whether an entity is a variable interest entity and whether the enterprise is the primary beneficiary of the variable interest entity. Finally, the guidance for consolidation or deconsolidation of a variable interest entity is amended and disclosure requirements about an enterprise’s involvement with a variable interest entity are enhanced. This guidance is effective as of the beginning of the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter, with early application prohibited. MidAmerican Energy is currently evaluating the impact of adopting this guidance on its consolidated financial results and disclosures included within Notes to Consolidated Financial Statements.

In April 2009, the FASB issued authoritative guidance (included in ASC Topic 320, “Investments – Debt and Equity Securities”) that amends current other-than-temporary impairment guidance for debt securities to require a new other-than-temporary impairment model that shifts the focus from an entity’s intent to hold the debt security until recovery to its intent, or expected requirement, to sell the debt security. In addition, this guidance expands the already required annual disclosures about other-than-temporary impairment for debt and equity securities, requires companies to include these expanded disclosures in interim financial statements and addresses whether an other-than-temporary impairment should be recognized in earnings, other comprehensive income or some combination thereof. MidAmerican Energy adopted this guidance as of April 1, 2009, and the adoption did not have a material impact on its consolidated financial results and disclosures included within Notes to Consolidated Financial Statements.

In April 2009, the FASB issued authoritative guidance (included in ASC Topic 820) that clarifies the determination of fair value when a market is not active and if a transaction is not orderly. In addition, this guidance amends previous GAAP to require disclosures in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period and defines “major categories” consistent with those described in previously existing GAAP. MidAmerican Energy adopted this guidance as of April 1, 2009, and the adoption did not have a material impact on its consolidated financial results and disclosures included within Notes to Consolidated Financial Statements.

In December 2008, the FASB issued authoritative guidance (included in ASC Topic 715, “Compensation – Retirement Benefits”) that requires enhanced disclosures about plan assets of defined benefit pension and other postretirement benefit plans to enable investors to better understand how investment allocation decisions are made and the major categories of plan assets. In addition, this guidance requires disclosure of the inputs and valuation techniques used to measure fair value and the effect of fair value measurements using significant unobservable inputs on changes in plan assets and establishes disclosure requirements for significant concentrations of risk within plan assets. MidAmerican Energy adopted this guidance as of December 31, 2009, and included the required disclosures within Notes to Consolidated Financial Statements. Refer to Note 12 for additional discussion.

In March 2008, the FASB issued authoritative guidance (included in ASC Topic 815, “Derivatives and Hedging”) that requires enhanced disclosures about derivative contracts and hedging activities to enable investors to better understand how and why an entity uses derivative contracts and their effects on an entity’s consolidated financial results. MidAmerican Energy adopted this guidance as of March 31, 2009, and included the required disclosures within Notes to Consolidated Financial Statements. Refer to Note 7 for additional discussion.

In December 2007, the FASB issued authoritative guidance (included in ASC Topic 810, “Consolidation”) that establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. MidAmerican Energy adopted this guidance as of January 1, 2009. The implementation of this guidance did not have a material impact on MidAmerican Energy’s Consolidated Financial Statements.

(3)	Jointly Owned Utility Facilities

Under joint facility ownership agreements with other utilities, MidAmerican Energy, as a tenant in common, has undivided interests in jointly owned generation and transmission facilities. MidAmerican Energy accounts for its proportionate share of each facility, and each joint owner has provided financing for its share of each generating facility or transmission line. Operating costs of each facility are assigned to joint owners based on their percentage of ownership or energy production, depending on the nature of the cost. Operating costs and expenses on the Consolidated Statements of Operations include MidAmerican Energy’s share of the expenses of these facilities.

The amounts shown in the table below represent MidAmerican Energy’s share in each jointly owned facility as of December 31, 2009 (dollars in millions).

	Company	Plant in	Accumulated	Construction
	Share	Service (1)	Depreciation	Work in Progress

Walter Scott, Jr. Unit No. 4	59.7%	$446	$15	$2
Louisa Unit No. 1	88.0	741	346	-
Walter Scott, Jr. Unit No. 3	79.1	517	241	9
Quad Cities Unit Nos. 1 & 2	25.0	356	161	37
Ottumwa Unit No. 1	52.0	261	156	2
George Neal Unit No. 4	40.6	171	135	-
George Neal Unit No. 3	72.0	152	117	-
Transmission facilities (2)	Various	172	49	-
Total		$2,816	$1,220	$50

(1)	Plant in Service amounts are net of credits applied under the Iowa revenue sharing arrangements. Refer to Note 4 for a discussion of MidAmerican Energy’s revenue sharing arrangements.

(2)	Transmission facilities include 345 and 161 kilovolt transmission lines.

(4)	Regulatory Matters

Regulatory Assets and Liabilities

Regulatory assets represent costs that are expected to be recovered in future regulated rates. MidAmerican Energy’s regulatory assets reflected on the Consolidated Balance Sheets consist of the following as of December 31 (in millions):

	Average
	Remaining Life	2009	2008

Deferred income taxes, net(1)	26 years	$336	$198
Employee benefit plans(2)	15 years	16	77
Unrealized loss on regulated derivatives(3)	1 year	4	56
Other	Various	41	37
Total		$397	$368

(1)
Amounts primarily represent income tax benefits related to state accelerated tax depreciation and certain property-related basis differences that were previously flowed through to customers and will be included in regulated rates when the temporary differences reverse.

(2)	Substantially represents amounts not yet recognized as a component of net periodic benefit cost that are expected to be included in regulated rates when recognized.

(3)	Amounts represent net unrealized losses related to derivative contracts included in regulated rates.

MidAmerican Energy had regulatory assets not earning a return or earning less than the stipulated return as of December 31, 2009 and 2008, of $391 million and $362 million, respectively.

Regulatory liabilities represent income to be recognized or amounts to be returned to customers in future periods. MidAmerican Energy’s regulatory liabilities reflected on the Consolidated Balance Sheets consist of the following as of December 31 (in millions):

	Average
	Remaining Life	2009	2008

Cost of removal accrual(1)(2)	26 years	$549	$522
Employee benefit plans(3)	15 years	9	-
Asset retirement obligations(4)	28 years	96	73
Unrealized gain on regulated derivatives	1 year	18	52
Other	Various	11	12
Total		$683	$659

(1)	Amounts are deducted from rate base or otherwise accrue a carrying cost.

(2)	Amounts represent estimated costs, as accrued through depreciation rates and exclusive of ARO liabilities, of removing assets in accordance with accepted regulatory practices.

(3)	Represents amounts not yet recognized as a component of net periodic benefit cost that are to be returned to customers in future periods when recognized in net periodic benefit cost.

(4)	Amount predominately represents the excess of nuclear decommission trust assets over the related asset retirement obligation. Refer to Note 11 for a discussion of asset retirement obligations.

Rate Matters

The IUB has approved a series of settlement agreements between MidAmerican Energy, the Iowa Office of Consumer Advocate (“OCA”) and other intervenors, under which MidAmerican Energy has agreed not to seek a general increase in electric base rates to become effective prior to January 1, 2014, unless its Iowa jurisdictional electric return on equity for any twelve-month period covered by the applicable agreement falls below 10%, computed as prescribed in each respective agreement. Prior to filing for a general increase in electric rates, MidAmerican Energy is required to conduct 30 days of good faith negotiations with the signatories to the settlement agreements to attempt to avoid a general increase in such rates. As a party to the settlement agreements, the OCA has agreed not to request or support any decrease in MidAmerican Energy’s Iowa electric base rates to become effective prior to January 1, 2014. The settlement agreements specifically allow the IUB to approve or order electric rate design or cost of service rate changes that could result in changes to rates for specific customers as long as such changes do not result in an overall increase in revenue for MidAmerican Energy.

The settlement agreements also each provide that revenue associated with Iowa retail electric returns on equity within specified ranges will be shared with customers and that the portion assigned to customers will be recorded as a regulatory liability. The following table summarizes the ranges of Iowa electric returns on equity subject to revenue sharing under each of the remaining settlement agreements, the percent of revenue within those ranges to be assigned to customers, and the method by which the liability to customers will be settled.

		Range of
		Iowa Electric	Customers’
		Return on	Share of
Date Approved	Years	Equity Subject	Revenue	Method to be Used to
by the IUB	Covered	to Sharing	Within Range	Settle Liability to Customers

October 17, 2003	2006 - 2010	11.75% - 13%	40%	Credits against the cost of new generation plant in Iowa
		13% - 14%	50%
		Above 14%	83.3%

January 31, 2005	2011	Same	Same	Credits to customer bills in 2012
April 18, 2006	2012	Same	Same	Credits to customer bills in 2013
July 27, 2007(1)	2013	Same	Same	Credits against the cost of wind-powered generation projects covered by this agreement

(1)
If a rate case is filed pursuant to the 10% threshold, as discussed above, the revenue sharing arrangement for 2013 is changed such that the amount to be shared with customers will be 83.3% of revenue associated with Iowa electric operating income in excess of returns on equity allowed by the IUB as a result of the rate case.

Under the 2007 settlement agreement, MidAmerican Energy reduced its funding into the Quad Cities Station’s decommissioning trusts from the 2006 level of $8 million annually to a new level of $2 million annually beginning in 2007. The difference was used to reduce electric base rates in 2008 and 2009 for MidAmerican Energy’s residential customers in its eastern and southern Iowa service territories previously served by two of MidAmerican Energy’s predecessor companies. To the extent the reduction in funding exceeds the annual amount of these rate reductions, as approved by the IUB, the excess will be used through 2013 (or through 2012 in the event there is a rate increase in 2013), to reduce MidAmerican Energy’s investment in Walter Scott, Jr. Energy Center Unit No. 4 .

On December 14, 2009, the IUB approved a settlement agreement between MidAmerican Energy and the OCA that authorizes, subject to conditions, the construction of up to 1,001 MW (nominal ratings) of new wind-powered generation facilities in Iowa by December 31, 2012, the last 251 MW of which is subject to confirmation from the IUB. MidAmerican Energy has agreed to place not more than 500 MW of such facilities into service during 2012. Wind-powered generation projects under this agreement are authorized to earn 12.2% return on equity in any future Iowa rate proceeding. The agreement generally continues the revenue sharing provisions of the other wind power settlement agreements, except that to the extent Iowa electric returns on equity fall below 10% in the years 2010-2012, MidAmerican Energy will be allowed to record revenue sharing to increase to 10% the returns on equity for the wind-powered generation projects covered by this agreement. Such amounts would increase the related plant balances.

The regulatory liabilities created by the settlement agreements have been and are currently recorded as a regulatory charge in depreciation and amortization expense when the liability, if any, is accrued. As of December 31, 2009 and 2008, no liability was accrued for revenue sharing. As a result of the credits applied to generating plant balances when the related plant is placed in service, depreciation expense is reduced over the life of the plant. Revenue sharing credits recorded against the cost of new generation totaled $354 million as of December 31, 2009. Total utility plant, net on the Consolidated Balance Sheets includes revenue sharing credits, net of related amortization, of $322 million and $329 million as of December 31, 2009 and 2008, respectively.

On June 2, 2009, MidAmerican Energy filed with the ICC a request for an increase in prices for sales to its Illinois retail gas customers that would result in $4 million of additional annual revenue. The ICC staff intervened in the proceeding and supported an increase of $3 million in additional annual revenue. A final order in the proceeding is expected to be received in the second quarter of 2010.

(5)	Fair Value Measurements

The carrying amounts of MidAmerican Energy’s cash, certain cash equivalents, restricted cash and short-term investments, receivables, payables, accrued liabilities and short-term debt approximate fair value because of the short-term maturity of these instruments. MidAmerican Energy has various financial assets and liabilities that are measured at fair value on the Consolidated Financial Statements using inputs from the three levels of the fair value hierarchy. A financial asset or liability classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The three levels are as follows:

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

The following table presents MidAmerican Energy’s assets and liabilities recognized on the Consolidated Balance Sheet and measured at fair value on a recurring basis as of December 31, 2009 (in millions):

	Input Levels for Fair Value Measurements
Description	Level 1	Level 2	Level 3	Other(1)	Total

Assets(2) :
Commodity derivatives	$3	$23	$30	$(19)	$37
Investments in available-for-sale securities:
Money market mutual funds(3)	71	-	-	-	71
Debt securities	69	46	16	-	131
Equity securities	149	-	-	-	149
	$292	$69	$46	$(19)	$388

Liabilities:
Commodity derivatives	$(5)	$(85)	$(9)	$43	$(56)
(1)	Primarily represents netting under master netting arrangements and a net cash collateral receivable of $24 million.

(2)	Refer to Note 12 for information regarding the fair value of pension and other postretirement benefit plan assets as it is excluded from these amounts.

(3)
Amounts are included in cash and cash equivalents, restricted cash and short-term investments, and investments and nonregulated property, net on the Consolidated Balance Sheet. The fair value of these money market mutual funds approximates cost.

The following table presents MidAmerican Energy’s assets and liabilities recognized on the Consolidated Balance Sheet and measured at fair value on a recurring basis as of December 31, 2008 (in millions):

	Input Levels for Fair Value Measurements
Description	Level 1	Level 2	Level 3	Other(1)	Total

Assets(2):
Commodity derivatives	$2	$55	$48	$(48)	$57
Investments in available-for-sale securities:
Money market mutual funds(3)	23	-	-	-	23
Debt securities	45	75	16	-	136
Equity securities	103	-	-	-	103
	$173	$130	$64	$(48)	$319

Liabilities:
Commodity derivatives	$(55)	$(120)	$(8)	$95	$(88)

(1)	Primarily represents netting under master netting arrangements and a net cash collateral receivable of $47 million.

(2)	Does not include investments in either pension or other postretirement benefit plan assets.

(3)
Amounts are included in cash and cash equivalents, restricted cash and short-term investments, and investments and nonregulated property, net on the Consolidated Balance Sheet. The fair value of these money market mutual funds approximates cost.

When available, the fair value of commodity derivative contracts is determined using unadjusted quoted prices for identical contracts on the applicable exchange in which MidAmerican Energy transacts. When quoted prices for identical contracts are not available, MidAmerican Energy uses forward price curves derived from market price quotations, when available, or internally developed and commercial models, with internal and external fundamental data inputs. Market price quotations are obtained from independent energy brokers, exchanges, direct communication with market participants and actual transactions executed by MidAmerican Energy. Market price quotations for certain major electricity and natural gas trading hubs are generally readily obtainable for the applicable term of MidAmerican Energy’s outstanding commodity derivative contracts; therefore, MidAmerican Energy’s forward price curves for those locations and periods reflect observable market quotes. Market price quotations for other electricity and natural gas trading hubs are not as readily obtainable. Given that limited market data exists for these contracts, as well as for those contracts that are not actively traded, MidAmerican Energy uses forward price curves derived from internal models based on perceived pricing relationships to major trading hubs that are based on significant unobservable inputs. Refer to Note 7 for further discussion regarding MidAmerican Energy’s risk management and hedging activities.

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

The following table reconciles the beginning and ending balances of MidAmerican Energy’s assets measured at fair value on a recurring basis using significant Level 3 inputs for the years ended December 31 (in millions):

	2009		2008
	Commodity	Debt	Commodity	Debt
	Derivatives	Securities	Derivatives	Securities

Beginning balance	$40	$16	$-	$40
Changes included in earnings(1)	22	-	38	(5)
Changes in fair value recognized in other comprehensive income	-	-	1	(19)
Changes in fair value recognized in regulatory assets and liabilities	17	-	3	-
Settlements	(58)	-	(2)	-
Ending balance	$21	$16	$40	$16

(1)
Changes included in earnings are reported as nonregulated operating revenue for commodity derivatives and other, net for debt securities on the Consolidated Statements of Operations. Net unrealized gains included in earnings for the years ended December 31, 2009 and 2008, related to commodity derivatives held at December 31, 2009 and 2008, totaled $15 million and $31 million, respectively. Net realized losses included in earnings for the year ended December 31, 2008, related to investments in debt securities held at December 31, 2008, totaled $(5) million.

MidAmerican Energy’s long-term debt is carried at cost on the Consolidated Financial Statements. The fair value of MidAmerican Energy’s long-term debt has been estimated based upon quoted market prices, where available, or at the present value of future cash flows discounted at rates consistent with comparable maturities with similar credit risks. The carrying amount of MidAmerican Energy’s variable-rate long-term debt approximates fair value because of the frequent repricing of these instruments at market rates. The following table presents the carrying amount and estimated fair value of MidAmerican Energy’s long-term debt as of December 31, (in millions):

	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Long-term debt	$2,865	$3,054	$2,865	$2,887

(6)	Investments and Nonregulated Property, Net

Investments and nonregulated property, net includes the following amounts as of December 31 (in millions):

	2009	2008

Nuclear decommissioning trusts	$264	$230
Rabbi trusts	141	128
Auction rate securities	16	16
Non-utility property, net of accumulated depreciation of $7 and $6, respectively	16	16
Coal transportation property, net of accumulated depreciation of $4 and $3, respectively	8	9
Other	2	1
Total	$447	$400

General

MidAmerican Energy has established trusts for the investment of funds for decommissioning the Quad Cities Station. These investments in debt and equity securities are classified as available-for-sale and are reported at fair value. Funds are invested in the trust in accordance with applicable federal investment guidelines and are restricted for use as reimbursement for costs of decommissioning the Quad Cities Station, which are currently licensed for operation until December 2032. As of December 31, 2009, 57% of the fair value of the trusts’ funds was invested in domestic common equity securities, 11% in domestic corporate debt securities and the remainder in investment grade municipal and United States government securities. As of December 31, 2008, 46% of the fair value of the trusts’ funds was invested in domestic common equity securities, 12% in domestic corporate debt securities and the remainder in investment grade municipal and United States government securities.

The investment in rabbi trusts represents the cash surrender value of corporate-owned life insurance policies on certain key executives and directors and the fair value of other related investments. The rabbi trusts were established to hold investments used to fund the obligations of various nonqualified executive and director compensation plans and to pay the costs of the trusts. Changes in the cash surrender value of the policies are reflected in non-operating income - other, net on the Consolidated Statements of Operation.

MidAmerican Energy has interest bearing auction rate securities with a par value of $40 million and remaining maturities of 7 to 26 years. These securities have historically provided liquidity through an auction process that reset the applicable interest rate at predetermined calendar intervals, usually every 28 days or less. The securities held have experienced multiple failed auctions and the failures have resulted in the interest rate on these investments resetting at higher levels. Interest has been paid on the scheduled auction dates. MidAmerican Energy considers the securities to be temporarily impaired, except for an other-than-temporary decline in the fair value of $5 million recorded in 2008, and has recorded unrealized losses on the securities of $19 million, before tax, in AOCI. MidAmerican Energy has the intent and ability to hold the securities until the remaining principal investment is collected.

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

(7)	Risk Management and Hedging Activities

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

MidAmerican Energy has established a risk management process that is designed to identify, assess, monitor, report, manage and mitigate each of the various types of risk involved in its business. To mitigate a portion of its commodity risk, MidAmerican Energy uses commodity derivative contracts, including forward contracts, futures, options, fixed price and basis swaps and other agreements, to effectively secure future supply or sell future production generally at fixed prices. MidAmerican Energy manages its interest rate risk by limiting its exposure to variable interest rates and by monitoring market changes in interest rates. MidAmerican Energy may from time to time enter into interest rate derivative contracts, such as interest rate swaps or locks, to effectively modify its exposure to interest rate risk. MidAmerican Energy does not hedge all of its commodity price and interest rate risks, thereby exposing the unhedged portion to changes in market prices.

There have been no significant changes in MidAmerican Energy’s accounting policies related to derivatives. Refer to Notes 2 and 5 for additional information on derivative contracts.

The following table, which excludes contracts that qualify for the normal purchases or normal sales exception afforded by GAAP, summarizes the fair value of MidAmerican Energy’s derivative contracts, on a gross basis, and reconciles those amounts to the amounts presented on a net basis on the Consolidated Balance Sheet as of December 31, 2009 (in millions):

	Balance Sheet Locations
	Current	Other	Current	Other
	Assets	Assets	Liabilities	Liabilities
	- Other	- Other	- Other	- Other	Total
Not designated as hedging contracts(1)(2):
Commodity assets	$28	$9	$14	$-	$51
Commodity liabilities	(1)	-	(27)	(4)	(32)
Total	27	9	(13)	(4)	19

Designated as cash flow hedging contracts(1):
Commodity assets	1	-	3	1	5
Commodity liabilities	-	-	(44)	(23)	(67)
Total	1	-	(41)	(22)	(62)

Total derivatives	28	9	(54)	(26)	(43)
Cash collateral receivable (payable)	-	-	23	1	24
Total derivatives - net basis	$28	$9	$(31)	$(25)	$(19)

(1)	Derivative contracts within these categories are subject to master netting arrangements and are presented on a net basis on the Consolidated Balance Sheet.

(2)
The majority of MidAmerican Energy’s commodity derivatives not designated as hedging contracts are recoverable from customers in regulated rates and as of December 31, a net regulatory liability of $14 million was recorded related to the net derivative assets of $19 million.

Not Designated As Hedging Contracts

For MidAmerican Energy’s regulated electric and regulated gas commodity derivatives not designated as hedging contracts, the settled amount is generally included in regulated rates. Accordingly, the net unrealized gains and losses associated with interim price movements on contracts that are accounted for as derivatives and probable of inclusion in regulated rates are recorded as net regulatory assets or liabilities. The following table reconciles the beginning and ending balances of MidAmerican Energy’s net regulatory assets (liabilities) and summarizes the pre-tax gains and losses on commodity derivative contracts recognized in net regulatory assets (liabilities), as well as amounts reclassified to earnings for the year ended December 31, 2009 (in millions):

Beginning balance	$4
Changes in fair value recognized in net regulatory assets (liabilities)	(45)
Gains reclassified to earnings - operating revenue	71
Gains reclassified to earnings - cost of fuel, energy and capacity	22
Losses reclassified to earnings - cost of gas sold	(66)
Ending balance	$(14)

For most of MidAmerican Energy’s commodity derivative contracts not designated as hedging contracts and for which changes in fair value are not recorded as a net regulatory asset or liability, unrealized gains and losses are recognized on the Consolidated Statements of Operations as nonregulated operating revenue for sales contracts and as nonregulated cost of sales for purchase contracts and electricity and natural gas swap contracts. MidAmerican Energy also had a weather derivative contract for which unrealized gains and losses were recognized in regulated cost of gas sold. The following table summarizes the pre-tax gains (losses) included within the Consolidated Statements of Operations associated with MidAmerican Energy’s commodity derivative contracts not designated as hedging contracts and not recorded as a net regulatory asset or liability for the year ended December 31, 2009 (in millions):

Nonregulated operating revenue	$22
Regulated cost of gas sold	1
Nonregulated cost of sales	(12)
Total	$11

Designated as Cash Flow Hedging Contracts

MidAmerican Energy uses commodity derivative contracts accounted for as cash flow hedges to hedge electricity and natural gas commodity prices for delivery to nonregulated customers.

The following table reconciles the beginning and ending balances of MidAmerican Energy’s accumulated other comprehensive loss (pre-tax) and summarizes pre-tax gains and losses on commodity derivative contracts designated and qualifying as cash flow hedges recognized in other comprehensive income (“OCI”), as well as amounts reclassified to earnings for the year ended December 31, 2009 (in millions):

Beginning balance	$80
Losses recognized in OCI	77
Losses reclassified to earnings - nonregulated cost of sales	(94)
Ending balance	$63

Realized gains and losses on all hedges and hedge ineffectiveness are recognized in income as nonregulated operating revenue or nonregulated cost of sales depending upon the nature of the item being hedged. For the years ended December 31, 2009 and 2008, hedge ineffectiveness was insignificant. As of December 31, 2009, MidAmerican Energy had cash flow hedges with expiration dates extending through December 2013, and $40 million of pre-tax net unrealized losses are forecasted to be reclassified from accumulated other comprehensive loss into earnings over the next twelve months as contracts settle.

Commodity Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding commodity derivative contracts with fixed price terms that comprise the mark-to-market values as of December 31, 2009 (in millions):

	Unit of	Notional
	Measure	Amount

Electricity purchases	Megawatt hours	2
Natural gas purchases	Decatherms	16
Fuel purchases	Gallons	4

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

MidAmerican Energy also has potential indirect credit exposure to other market participants in the regional transmission organization (“RTO”) markets where it actively participates, including the Midwest Independent Transmission System Operator, Inc., PJM Interconnections, L.L.C., and Electric Reliability Council of Texas. In the event of a default by a RTO market participant on its market-related obligations, losses are allocated among all other market participants in proportion to each participant’s share of overall market activity during the period of time the loss was incurred.  Transactional activities of MidAmerican Energy and other participants in organized RTO markets are governed by credit policies specified in each respective RTO’s governing tariff or related business practices. Credit policies of RTO’s, which have been developed through extensive stakeholder participation, generally seek to minimize potential loss in the event of a market participant default without unnecessarily inhibiting access to the marketplace.  MidAmerican Energy’s share of historical losses from defaults by other RTO market participants has not been material.

Collateral and Contingent Features

In accordance with industry practice, certain derivative contracts contain provisions that require MidAmerican Energy to maintain specific credit ratings from one or more of the major credit rating agencies on its senior unsecured debt. These derivative contracts may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels (“credit-risk-related contingent features”) or provide the right for counterparties to demand “adequate assurance” in the event of a material adverse change in MidAmerican Energy’s creditworthiness. These rights can vary by contract and by counterparty. As of December 31, 2009, MidAmerican Energy’s credit ratings from the three recognized credit rating agencies were investment grade.

The aggregate fair value of MidAmerican Energy’s derivative contracts in liability positions with specific credit-risk-related contingent features totaled $84 million as of December 31, 2009, for which MidAmerican Energy had posted collateral of $19 million. If all credit-risk-related contingent features for derivative contracts in liability positions had been triggered as of December 31, 2009, MidAmerican Energy would have been required to post $52 million of additional collateral. MidAmerican Energy’s collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings or other factors.

(8)	Preferred Securities

The total outstanding cumulative preferred securities of MidAmerican Energy are not subject to mandatory redemption requirements and may be redeemed at the option of MidAmerican Energy at prices which, in the aggregate, total $31 million. The aggregate total the holders of all preferred securities outstanding at December 31, 2009, are entitled to upon involuntary bankruptcy is $30 million plus accrued dividends. Annual dividend requirements for all preferred securities outstanding at December 31, 2009, total $1 million.

(9)	Long-Term Debt

MidAmerican Energy’s annual sinking fund requirements and maturities of long-term debt for the next five years are $- for 2010 and 2011, $400 million for 2012, $275 for 2013 and $350 million for 2014. Refer to MidAmerican Energy’s Consolidated Statements of Capitalization for detail of long-term debt.

MidAmerican Energy’s Variable Rate Tax-Exempt Obligations, including the tax-exempt bonds discussed below, bear interest at rates that are periodically established through remarketing of the bonds in the short-term tax-exempt market. MidAmerican Energy, at its option, may change the mode of interest calculation for these bonds by selecting from among several floating or fixed rate alternatives. The interest rates shown on the Consolidated Statements of Capitalization are the weighted average interest rates as of December 31, 2009 and 2008. MidAmerican Energy maintains revolving credit facility agreements to provide liquidity for holders of these issues.

The indenture pertaining to MidAmerican Energy’s unsecured senior notes provides that if MidAmerican Energy were to issue secured debt in the future, then such unsecured senior notes, as may then be existing, would equally and ratably be secured thereby. As of December 31, 2009, MidAmerican Energy was in compliance with all of its applicable long-term debt covenants.

In March 1999, MidAmerican Energy committed to the IUB to use commercially reasonable efforts to maintain an investment grade rating on its long-term debt and to maintain its common equity level above 42% of total capitalization unless circumstances beyond its control result in the common equity level decreasing to below 39% of total capitalization. MidAmerican Energy must seek the approval from the IUB of a reasonable utility capital structure if MidAmerican Energy’s common equity level decreases below 42% of total capitalization, unless the decrease is beyond the control of MidAmerican Energy. MidAmerican Energy is also required to seek the approval of the IUB if MidAmerican Energy’s equity level decreases to below 39%, even if the decrease is due to circumstances beyond the control of MidAmerican Energy. As of December 31, 2009, MidAmerican Energy’s common equity ratio was 49% computed on a basis consistent with its commitment. As a result of its regulatory commitment to maintain its common equity level above certain thresholds, MidAmerican Energy could dividend $832 million as of December 31, 2009, without falling below 42%.

(10)	Short-Term Debt and Revolving Credit Facilities

Interim financing of working capital needs and the construction program is obtained from unaffiliated parties through the sale of commercial paper or short-term borrowing from banks.

MidAmerican Energy has an unsecured credit facility with $645 million available through July 2012 and then reducing to $530 million through July 2013, which supports MidAmerican Energy’s commercial paper program and its variable-rate tax-exempt bond obligations. The facility has a variable interest rate based on the London Interbank Offered Rate (“LIBOR”) plus a spread that varies based on MidAmerican Energy’s credit ratings for its senior unsecured long-term debt securities, or a base rate, at MidAmerican Energy’s option. In addition, MidAmerican Energy has a $5 million unsecured credit facility, which expires in June 2010 and has a variable interest rate based on LIBOR plus a spread. As of December 31, 2009, MidAmerican Energy had no borrowings outstanding under its credit facilities, had no commercial paper borrowings outstanding and had $195 million of the revolving credit facility reserved to support the variable-rate tax-exempt bond obligations. Accordingly, $455 million of the two credit facilities was available. Additionally, as of December 31, 2008, MidAmerican Energy had available a $250 million unsecured credit facility that was terminated by MidAmerican Energy in September 2009. As of December 31, 2008, MidAmerican Energy had no borrowings outstanding under its credit facilities, had $457 million of commercial paper borrowings outstanding at a weighted average interest rate of 1.13%, and had $195 million of the credit facility reserved to support the variable-rate tax-exempt bond obligations. The $645 million credit agreement requires that MidAmerican Energy’s ratio of consolidated debt to total capitalization, including current maturities, not exceed 0.65 to 1.0 as of the last day of any quarter. MidAmerican Energy has authority from the FERC to issue commercial paper and bank notes aggregating $1.2 billion through October 30, 2010.

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

MidAmerican Energy does not recognize liabilities for AROs for which the fair value cannot be reasonably estimated. Due to the indeterminate removal date, the fair value of the associated liabilities on certain transmission, distribution and other assets cannot currently be estimated and no amounts are recognized on the Consolidated Financial Statements other than those included in the regulatory removal cost liability established via approved depreciation rates.

The change in the balance of the total ARO liability is summarized as follows (in millions):

	2009	2008

Balance as of January 1	$200	$182
Additions	-	6
Other revisions, net	-	1
Accretion	12	11
Balance as of December 31	$212	$200

Reflected as:
Other current liabilities	$7	$-
Asset retirement obligations	205	200
Total asset retirement obligations	$212	$200

Investment in trust fund	$264	$230

MidAmerican Energy’s most significant ARO liabilities relate to the decommissioning of Quad Cities Station. As of December 31, 2009 and 2008, $168 million and $159 million, respectively, of the total ARO liability pertained to the decommissioning of Quad Cities Station. The investments in trust fund are included in investments and nonregulated property, net, on the Consolidated Balance Sheets and were restricted for satisfying the Quad Cities Station ARO liability.

In addition to the ARO liabilities, MidAmerican Energy has accrued for the cost of removing other electric and gas assets through its depreciation rates, in accordance with accepted regulatory practices. These accruals are reflected as regulatory liabilities and totaled $549 million and $522 million as of December 31, 2009 and 2008, respectively.

(12)	Employee Benefit Plans

MidAmerican Energy sponsors a noncontributory defined benefit pension plan covering a majority of all employees of MEHC and its domestic energy subsidiaries other than PacifiCorp. Benefit obligations under the plan are based on a cash balance arrangement for salaried employees and certain union employees and final average pay formulas for other union employees. Non-union employees hired on or after January 1, 2008 are not eligible to participate in the pension plan. Union employees hired on or after specified dates in their union contracts are not eligible to participate in the pension plan. Effective July 1, 2009, the plan was amended to discontinue over a maximum of ten years the accrual of additional benefits for the remaining union employees on the final average pay form of benefit. Also effective July 1, 2009, union employees will no longer receive pay credits under the cash balance form of benefit. These salaried and union employees are eligible to receive enhanced benefits under MidAmerican Energy’s defined contribution plan. MidAmerican Energy also maintains noncontributory, nonqualified defined benefit supplemental executive retirement plans (“SERP”) for certain active and retired participants.

MidAmerican Energy also sponsors certain postretirement healthcare and life insurance benefits covering substantially all retired employees of MEHC and its domestic energy subsidiaries other than PacifiCorp. Under the plans, a majority of all employees of the participating companies may become eligible for these benefits if they reach retirement age while working at their respective companies. The other postretirement benefit plan was amended for non-union employees on July 1, 2004, and substantially all union participants on July 1, 2006. As a result, non-union employees hired after June 30, 2004, and union employees hired after June 30, 2006, are not eligible for postretirement benefits other than pensions. The plan, as amended, provides retiree medical accounts for participants to which MidAmerican Energy makes fixed contributions until the employee’s retirement. Participants will use such accounts to pay a portion of their medical premiums during retirement. MidAmerican Energy retains the right to change these benefits anytime, subject to the provisions in its collective bargaining agreements. MidAmerican Energy has been allowed to recover accrued pension and other postretirement benefit costs in its electric and gas service rates.

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

Net Periodic Benefit Cost

For purposes of calculating the expected return on pension plan assets, a market-related value is used. The market-related value of plan assets is calculated by spreading the difference between expected and actual investment returns on equity investments over a five-year period beginning after the first year in which they occur.

MidAmerican Energy bills to and is reimbursed currently for affiliates’ share of the net periodic benefit costs from all plans in which such affiliates participate. In 2009, 2008 and 2007, MidAmerican Energy’s share of pension cost was $9 million, $12 million and $16 million, respectively. MidAmerican Energy’s share of other postretirement cost in 2009, 2008 and 2007 totaled $2 million, $4 million and $8 million, respectively.

Net periodic benefit cost for the benefits plans of MidAmerican Energy and the aforementioned affiliates included the following components for the years ended December 31 (in millions):

	Pension			Other Postretirement
	2009	2008	2007	2009	2008	2007

Service cost	$19	$26	$27	$3	$6	$6
Interest cost	42	41	39	10	14	14
Expected return on plan assets	(42)	(46)	(43)	(11)	(15)	(14)
Net amortization	(2)	1	4	(1)	-	2
Net periodic benefit cost	$17	$22	$27	$1	$5	$8

Funded Status

The following table is a reconciliation of the fair value of plan assets for the years ended December 31 (in millions):

	Pension		Other Postretirement
	2009	2008	2009	2008

Plan assets at fair value, beginning of year	$455	$675	$172	$225
Employer contributions	7	6	8	9
Participant contributions	-	-	9	10
Actual return on plan assets	93	(171)	35	(51)
Benefits paid	(58)	(55)	(20)	(21)
Plan assets at fair value, end of year	$497	$455	$204	$172

The following table is a reconciliation of the benefit obligations for the years ended December 31 (in millions):

	Pension		Other Postretirement
	2009	2008	2009	2008

Benefit obligation, beginning of year	$675	$701	$228	$257
Service cost	19	26	3	6
Interest cost	42	41	10	14
Participant contributions	-	-	10	10
Actuarial (gain) loss	15	(33)	10	(38)
Amendments	6	-	(40)
Curtailments	(12)	(5)	-	-
Benefits paid, net of Medicare subsidy	(58)	(55)	(20)	(21)
Benefit obligation, end of year	$687	$675	$201	$228
Accumulated benefit obligation, end of year	$658	$627

The funded status of the plans and the amounts recognized on the Consolidated Balance Sheets as of December 31 are as follows (in millions):

	Pension		Other Postretirement
	2009	2008	2009	2008

Plan assets at fair value, end of year	$497	$455	$204	$172
Less - Benefit obligation, end of year	687	675	201	228
Funded status	$(190)	$(220)	$3	$(56)

Amounts recognized on the Consolidated Balance Sheets:
Other current assets	$-	$-	$3	$1
Other current liabilities	(8)	(8)	-	-
Other liabilities	(182)	(212)	-	(57)
Amounts recognized	$(190)	$(220)	$3	$(56)

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

The SERP has no plan assets; however, MidAmerican Energy and MEHC have Rabbi trusts that hold corporate-owned life insurance and other investments to provide funding for the future cash requirements of the SERP. The cash surrender value of all of the policies included in the Rabbi trusts, net of amounts borrowed against the cash surrender value, plus the fair market value of other Rabbi trust investments, was $116 million and $102 million as of December 31, 2009 and 2008, respectively, of which $83 million and $75 million was held by MidAmerican Energy as of December 31, 2009 and 2008, respectively, with the remainder held by MEHC. These assets are not included in the plan assets in the above table, but are reflected on the Consolidated Balance Sheets. The portion of the pension plans’ projected benefit obligation, related to the SERP was $103 million and $98 million as of December 31, 2009 and 2008, respectively.

Unrecognized Amounts

The portion of the funded status of the plans not yet recognized in net periodic benefit cost as of December 31 is as follows (in millions):

	Pension		Other Postretirement
	2009	2008	2009	2008
Amounts not yet recognized as components of net periodic benefit cost:
Net loss	$8	$52	$40	$56
Prior service cost (credit)	7	4	(40)	(3)
Net transition obligation	-	-	-	2
Curtailment gain	(3)	(4)	-	-
Total	$12	$52	$-	$55

A reconciliation of amounts not yet recognized as components of net periodic benefit cost for the years ended December 31, 2009 and 2008 is as follows (in millions):

	Regulatory Assets	Regulatory Liabilities	Receivables (Payables) with Affiliates	Total
Pension
Balance, January 1, 2008	$14	$(148)	$9	$(125)
Net loss during the year	23	148	10	181
Curtailment gain during the year	(3)	-	(1)	(4)
Net amortization	1	-	(1)	-
Total	21	148	8	177
Balance, December 31, 2008	35	-	17	52
Net gain arising during the year	(24)	(19)	(5)	(48)
Prior service cost arising during the year	-	6	-	6
Net amortization	(1)	4	(1)	2
Total	(25)	(9)	(6)	(40)
Balance, December 31, 2009	$10	$(9)	$11	$12

	Regulatory Assets	Receivables (Payables) with Affiliates	Deferred Income Taxes	Total
Other Postretirement
Balance, January 1, 2008	$18	$(15)	$23	$26
Net loss (gain) arising during the year	24	14	(9)	29
Balance, December 31, 2008	42	(1)	14	55
Net gain arising during the year	(8)	(6)	(1)	(15)
Prior service costs arising during the year	(29)	(6)	(6)	(41)
Net amortization	1	-	-	1
Total	(36)	(12)	(7)	(55)
Balance, December 31, 2009	$6	$(13)	$7	$-

The net (gain) loss, prior service cost and curtailment gain that will be amortized in 2010 into net periodic benefit cost are estimated to be as follows (in millions):

	Net Loss	Prior Service Cost	Curtailment Gain	Total

Pension	$-	$2	$(1)	$1
Other postretirement	2	(3)	-	(1)
Total	$2	$(1)	$(1)	$-

Plan Assumptions

Assumptions used to determine benefit obligations and net periodic benefit cost for the years ended December 31 were as follows:

	Pension			Other Postretirement
	2009	2008	2007	2009	2008	2007

Benefit obligations as of December 31:
Discount rate	6.00%	6.50%	6.00%	6.00%	6.50%	6.00%
Rate of compensation increase	3.00%	4.00%	4.50%	N/A	N/A	N/A

	Pension			Other Postretirement
	2009	2008	2007	2009	2008	2007
Net benefit cost for the years ended December 31:
Discount rate	6.50%	6.00%	5.75%	6.50%	6.00%	5.75%
Expected return on plan assets (1)	7.50%	7.50%	7.50%	7.50%	7.50%	7.50%
Rate of compensation increase	4.00%	4.50%	4.50%	N/A	N/A	N/A

(1)	Amounts reflected are pre-tax values. Assumed after-tax returns for a taxable, non-union other postretirement plan were 6.19% for 2009, 6.19% for 2008 and 6.19% for 2007.

	2009	2008

Assumed healthcare cost trend rates as of December 31:
Healthcare cost trend rate assumed for next year	8.00%	8.50%
Rate that the cost trend rate gradually declines to	5.00%	5.00%
Year that the rate reaches the rate it is assumed to remain at	2016	2016

A one-percentage-point change in assumed healthcare cost trend rates would have the following effects (in millions):

Increase (Decrease)
	One Percentage-Point	One Percentage-Point
	Increase	Decrease
Effect on total service and interest cost	$-	$-
Effect on other postretirement benefit obligation	8	(7)

Contributions and Benefit Payments

Employer contributions to the pension and other postretirement benefit plans are expected to be $8 million and $8 million, respectively, during 2010. Funding to MidAmerican Energy’s pension plan trust is based upon the actuarially determined costs of the plan and the requirements of the Internal Revenue Code, the Employee Retirement Income Security Act of 1974 and the Pension Protection Act of 2006, as amended. MidAmerican Energy considers contributing additional amounts from time to time in order to achieve certain funding levels specified under the Pension Protection Act of 2006, as amended. MidAmerican Energy’s funding policy for its other postretirement benefits plan is to contribute an amount equal to the sum of the net periodic benefit cost and the amount of Medicare subsidies expected to be earned during the period.

Net periodic benefit costs assigned to MidAmerican Energy affiliates are reimbursed currently in accordance with its intercompany administrative services agreement. The expected benefit payments to participants in MidAmerican Energy’s pension and other postretirement plans for 2010 through 2014 and for the five years thereafter are summarized below (in millions):

	Projected Benefit Payments
		Other Postretirement
	Pension	Gross	Medicare Subsidy	Net of Subsidy

2010	$41	$14	$(2)	$12
2011	42	16	(2)	14
2012	46	16	(2)	14
2013	48	17	(3)	14
2014	52	19	(3)	16
2015-19	299	108	(14)	94

Plan Assets

Investment Policy and Asset Allocation

MidAmerican Energy’s investment policy for its pension and other postretirement plans is to balance risk and return through a diversified portfolio of fixed income securities, equity securities and other alternative investments. Maturities for fixed income securities are managed to targets consistent with prudent risk tolerances. The plans retain outside investment advisors to manage plan investments within the parameters outlined by the MidAmerican Energy Pension and Employee Benefits Plans Administrative Committee. The investment portfolio is managed in line with the investment policy with sufficient liquidity to meet near-term benefit payments. The return on assets assumption for each plan is based on a weighted-average of the expected historical performance for the types of assets in which the plans invest.

The target allocations (percentage of plan assets) for MidAmerican Energy’s pension and other postretirement benefit plan assets are as follows as of December 31, 2009:

	Pension	Other Postretirement
Fixed income securities(1)	20-30%	25-35%
Equity securities(1)	65-75%	60-80%
Real estate	0-10%	-%
Other	0-5%	0-5%

(1)
For purposes of target allocation percentages and consistent with the plans’ investment policy, investment funds have been allocated based on the underlying investments in fixed-income and equity securities.

Fair Value Measurements

The following table presents the fair value of plan assets, by major category, as of December 31, 2009 (in millions):

	Input Levels for Fair Value Measurements(1)
	Level 1	Level 2	Level 3	Total
Pension:
Cash equivalents	$15	$-	$-	$15
Fixed-income securities:
United States government obligations	6	-	-	6
Corporate obligations	-	46	-	46
Municipal obligations	-	2	-	2
Agency, asset and mortgage-backed obligations	-	49	-	49
Equity securities:
United States companies	117	-	-	117
Investment funds(2)	-	247	-	247
Real estate funds	-	-	15	15
Total(3)	$138	$344	$15	$497

Other postretirement:
Cash equivalents	$4	$-	$-	$4
Fixed income securities:
United States government obligations	3	-	-	3
Corporate obligations	-	11	-	11
Municipal obligations	-	27	-	27
Agency, asset and mortgage-backed obligations	-	7	-	7
Equity securities:
United States companies	75	-	-	75
Investment funds(2)	71	-	-	71
Total(3)	$153	$45	$-	$198

(1)	Refer to Note 5 for additional discussion regarding the three levels of the fair value hierarchy.

(2)
Investment funds are comprised of mutual funds and collective trust funds. These investment funds represent equity and fixed-income securities of approximately 100% and -%, respectively, for the pension plans and 85% and 15%, respectively, for the other postretirement plans.

(3)
Broker net receivables, accrued interest and dividend on investments, and other assets of $- million and $6 million related to the pension and other postretirement plans, respectively, have been excluded from the fair value measurement hierarchy.

When available, a readily observable quoted market price or net asset value of an identical security in an active market is used to record the fair value.  In the absence of a quoted market price or net asset value of an identical security, the fair value is determined using pricing models or net asset values based on observable market inputs and quoted market prices of securities with similar characteristics. The real estate funds determine fair value of their underlying assets using independent appraisals given there is no current liquid market for the underlying assets.

The following table reconciles the beginning and ending balances of MidAmerican Energy’s plan assets measured at fair value using significant Level 3 inputs for the year ended December 31, 2009 (in millions):

Pension	Real Estate Funds

Balance, January 1, 2009	$27
Actual return on plan assets still held at period end	(9)
Purchases, sales, issuances and settlements	(3)
Balance, December 31, 2009	$15

MidAmerican Energy sponsors defined contribution pension plans (401(k) plans) covering substantially all employees. MidAmerican Energy’s contributions vary depending on the plan but are based primarily on each participant’s level of contribution and cannot exceed the maximum allowable for tax purposes. Total MidAmerican Energy contributions were $12 million, $10 million, and $10 million for 2009, 2008 and 2007, respectively.

(13)	Income Taxes

MidAmerican Energy’s income tax expense (benefit) consists of the following for the years ended December 31 (in millions):

	2009	2008	2007
Current:
Federal	$(204)	$(97)	$86
State	(21)	17	21
	(225)	(80)	107
Deferred:
Federal	212	211	33
State	(12)	(3)	(7)
	200	208	26

Investment tax credits	(2)	(2)	(3)
Total income tax expense (benefit)	$(27)	$126	$130

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income taxes is as follows for the years ended December 31:

	2009	2008	2007

Federal statutory income tax rate	35%	35%	35%
Amortization of investment tax credit	(1)	(1)	(1)
State income tax, net of federal income tax benefit	7	6	4
Renewable electricity production tax credits	(22)	(10)	(7)
Repairs deduction	(17)	-	-
Effects of ratemaking	(9)	(2)	(2)
Other	(1)	(1)	(1)
Effective federal and state income tax rate	(8)%	27%	28%

In 2009, MidAmerican Energy changed the method by which it determines current income tax deductions for repairs on certain of its regulated utility assets (the “repairs deduction”), which results in current deductibility for costs that are capitalized for book purposes. The repairs deduction was computed for tax years 1998 and forward and was deducted on the 2008 income tax return. Iowa, MidAmerican Energy’s largest jurisdiction for rate-regulated operations, requires immediate income recognition of such temporary differences. For the year ended December 31, 2009, MidAmerican Energy’s earnings reflect $55 million of net tax benefits recognized for the repairs deduction. Additionally, regulatory assets reflect an increase of $95 million in recognition of MidAmerican Energy’s ability to recover increased tax expense when such temporary differences reverse.

MidAmerican Energy’s net deferred income tax liability consists of the following as of December 31 (in millions):

	2009	2008
Deferred income tax assets:
Regulatory liabilities	$303	$294
Employee benefits	94	128
Nuclear reserves and decommissioning	7	25
Unrealized losses, net	26	18
Fuel cost recoveries	7	13
Uncertain tax benefits	9	10
Asset retirement obligations	88	83
State net operating losses	12	-
Other	36	43
Total deferred income tax assets	582	614

Deferred income tax liabilities:
Depreciable property	(1,110)	(919)
Regulatory assets	(511)	(385)
Other	(10)	(8)
Total deferred income tax liabilities	(1,631)	(1,312)

Net deferred income tax liability	$(1,049)	$(698)

The net deferred income tax liability is reflected as follows on the Consolidated Balance Sheets as of December 31 (in millions).

	2009	2008
Reflected as:
Current assets - other	$8	$15
Deferred income taxes	(1,057)	(713)
Net deferred income tax liability	$(1,049)	$(698)

As of December 31, 2009, MidAmerican Energy has available $12 million of state carryforwards, principally for net operating losses, that expire at various intervals between 2020 and 2029.

As of December 31, 2009 and 2008, net unrecognized tax benefits totaled $40 million and $34 million, respectively, which included $30 million and $18 million, respectively, of tax positions, if recognized, would have an impact on the effective tax rate. The remaining unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility. Recognition of these tax benefits, other than applicable interest and penalties, would not affect MidAmerican Energy’s effective tax rate.

The United States Internal Revenue Service has closed examination of MEHC’s income tax returns through 2003, including components related to MidAmerican Energy. In addition, state jurisdictions have closed examination of MidAmerican Energy’s income tax returns through at least 2003.

(14)	Commitments and Contingencies

Unconditional Purchase Obligations

MidAmerican Energy had the following unconditional purchase obligations as of December 31, 2009, (in millions) that are not reflected on the Consolidated Balance Sheets :

	Minimum payments required for
						After
Contract type	2010	2011	2012	2013	2014	2014	Total
Coal and natural gas for generation	$192	$188	$151	$28	$4	$9	$572
Electric capacity	10	9	10	9	9	128	175
Pipeline transportation for gas operations	93	91	60	25	16	38	323
Operating leases, easements and maintenance contracts	21	18	11	8	5	219	282
	$316	$306	$232	$70	$34	$394	$1,352

Coal and Natural Gas, Electric Capacity and Pipeline Transportation Commitments

MidAmerican Energy has coal supply and related transportation and lime contracts for its coal-fired generating facilities. The contracts have expiration dates ranging from 2010 to 2016. MidAmerican Energy expects to supplement the coal contracts with additional contracts and spot market purchases to fulfill its future coal supply needs. Additionally, MidAmerican Energy has a natural gas transportation contract, which expires in 2012, for a natural gas-fired generating facility.

MidAmerican Energy has contracts to purchase electric capacity to meet its electric system energy requirements. The contracts have expiration dates ranging from 2010 to 2028.

MidAmerican Energy also has various natural gas supply and transportation contracts for its gas operations that have expiration dates ranging from 2010 to 2024.

Operating Leases, Easements and Maintenance Contracts

MidAmerican Energy has non-cancelable operating leases with expiration dates from 2010 to 2014 primarily for computer equipment, office space and rail cars. MidAmerican Energy also has non-cancelable easements for land in Iowa on which its wind-farm turbines are located, as well as non-cancelable maintenance contracts for the turbines. The easements have expiration dates from 2034 to 2064, and the maintenance contracts have expiration dates from 2010 to 2012. Payments on non-cancelable operating leases, easements and maintenance contracts totaled $21 million for 2009, $21 million for 2008 and $15 million for 2007.

Guarantees

MidAmerican Energy is the lessee on operating leases for coal railcars that contain guarantees of the residual value of such equipment throughout the term of the leases. Events triggering the residual guarantees include termination of the lease, loss of the equipment or purchase of the equipment. Lease terms are for five years with provisions for extensions. As of December 31, 2009, the maximum amount of such guarantees specified in these leases totaled $25 million.

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

Regulated electric operating revenue and operating income for 2009 decreased principally due to lower wholesale sales prices and reductions in wholesale and retail sales volumes. Income tax expense (benefit) for the regulated electric operating segment reflects the effect of lower pre-tax income, as well as the impact of the repairs deduction discussed in Note 13 and greater renewable electricity production tax credits from the addition of wind-powered generation facilities in 2008.

The following tables provide information on an operating segment basis (in millions):

	Years Ended December 31,
	2009	2008	2007

Operating revenue:
Regulated electric	$1,715	$2,030	$1,934
Regulated gas	857	1,377	1,174
Nonregulated energy	1,121	1,293	1,150
Total operating revenue	$3,693	$4,700	$4,258

Depreciation and amortization:
Regulated electric	$301	$248	$236
Regulated gas	34	33	32
Total depreciation and amortization	$335	$281	$268

Operating income:
Regulated electric	$331	$470	$398
Regulated gas	70	66	53
Nonregulated energy	67	51	62
Total operating income	$468	$587	$513

Interest and dividend income:
Regulated electric	$-	$4	$8
Regulated gas	-	1	1
Total interest and dividend income	$-	$5	$9

Fixed charges:
Regulated electric	$139	$123	$97
Regulated gas	18	19	16
Total fixed charges	$157	$142	$113

Income tax expense (benefit):
Regulated electric	$(76)	$90	$91
Regulated gas	22	21	16
Nonregulated energy	27	15	23
Total income taxes	$(27)	$126	$130

Earnings on common stock:
Regulated electric	$275	$285	$263
Regulated gas	35	27	25
Nonregulated energy	39	30	37
Total earnings on common stock	$349	$342	$325

	As of December 31,
	2009	2008	2007

Capital expenditures:
Regulated electric	$325	$1,411	$1,159
Regulated gas	43	82	61
Nonregulated energy	1	1	1
Total capital expenditures	$369	$1,494	$1,221

Total assets:
Regulated electric	$7,430	$7,297	$6,110
Regulated gas	956	972	938
Nonregulated energy	221	251	203
Total assets	$8,607	$8,520	$7,251

(16)	Related Party Transactions

The companies identified as affiliates of MidAmerican Energy are Berkshire Hathaway and its subsidiaries, including MEHC and its subsidiaries. The basis for the following transactions is provided for in service agreements between MidAmerican Energy and the affiliates.

MidAmerican Energy is reimbursed for charges incurred on behalf of its affiliates. The majority of these reimbursed expenses are for employee wages and benefits, insurance, building rent, computer costs, administrative services, travel expense, and general and administrative expense, such as treasury, legal and accounting functions. The amount of such reimbursements was $57 million, $64 million and $63 million for 2009, 2008 and 2007, respectively.

MidAmerican Energy reimbursed MEHC in the amount of $17 million, $17 million and $12 million in 2009, 2008 and 2007, respectively, for its share of corporate expenses.

Northern Natural Gas Company (“NNG”), a wholly owned subsidiary of MEHC, is one of MidAmerican Energy’s suppliers of natural gas transportation and storage capacity. MidAmerican Energy’s net purchases of natural gas transportation and storage capacity from NNG totaled $55 million, $52 million and $51 million in 2009, 2008 and 2007, respectively.

MidAmerican Energy had accounts receivable from affiliates of $5 million and $7 million as of December 31, 2009 and 2008, respectively, that are included in receivables on the Consolidated Balance Sheets. MidAmerican Energy also had accounts payable to affiliates of $9 million and $10 million as of December 31, 2009 and 2008, respectively, that are included in accounts payable on the Consolidated Balance Sheets.

MidAmerican Energy recognizes the full amount of the funded status for its pension and postretirement plans, and amounts attributable to MidAmerican Energy’s affiliates that have not previously been recognized through income are recognized as an intercompany balance with such affiliates. MidAmerican Energy adjusts these balances when changes to the funded status of the respective plans are recognized and does not intend to settle the balances currently. Amounts receivable from affiliates attributable to the funded status of employee benefit plans totaled $11 million and $20 million as of December 31, 2009 and 2008, respectively, and similar amounts payable to affiliates totaled $13 million and $5 million as of December 31, 2009 and 2008, respectively. See Note 12 for further information pertaining to pension and postretirement accounting.

(17)	Non-Operating Other, Net

Non-operating income – other, net; as shown on the Consolidated Statements of Operations, includes the following other income and (expense) items for the years ended December 31 (in millions):

	2009	2008	2007

Corporate-owned life insurance income	$10	$-	$7
Gains on sales of assets and other investments	2	-	-
Impairment of marketable securities	-	(5)	-
Other, net	-	(1)	(1)
Total	$12	$(6)	$6

Impairment of marketable securities reflects a $5 million loss MidAmerican Energy recorded for its investment in auction rate securities in 2008. Refer to Note 6 for further discussion of MidAmerican Energy’s investment in auction rate securities.

(18)	Unaudited Quarterly Operating Results

	2009
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In millions)
Operating revenue	$1,136	$761	$811	$985
Operating income	157	84	122	105
Net income	99	46	136	69
Earnings on common stock	99	45	136	69

	2008
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In millions)
Operating revenue	$1,372	$1,079	$1,104	$1,145
Operating income	175	103	158	151
Net income	107	60	98	78
Earnings on common stock	107	59	98	78

Quarterly data reflect seasonal variations common to a Midwest utility. Net income for the third quarter of 2009 reflects $55 million of income tax benefits recognized for a change in the tax accounting method determining current income tax deductions for certain asset repairs.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Member
MidAmerican Funding, LLC
Des Moines, Iowa

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of MidAmerican Funding, LLC and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, cash flows, changes in equity, and comprehensive income for each of the three years in the period ended December 31, 2009. Our audits also included the Company’s financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MidAmerican Funding, LLC and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Des Moines, Iowa
March 1, 2010

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in millions)

	As of December 31,
	2009	2008
ASSETS
Utility plant, net:
Electric	$9,286	$8,952
Gas	1,184	1,155
	10,470	10,107
Accumulated depreciation and amortization	(3,641)	(3,426)
	6,829	6,681
Construction work in progress	114	233
Total utility plant, net	6,943	6,914
Current assets:
Cash and cash equivalents	88	10
Restricted cash and short-term investments	1	15
Receivables, less allowances of $9 and $8	412	468
Inventories	158	158
Other	92	114
Total current assets	751	765
Other assets:
Investments and nonregulated property, net	472	415
Goodwill	1,270	1,270
Regulatory assets	397	368
Other	75	78
Total other assets	2,214	2,131
Total assets	$9,908	$9,810

CAPITALIZATION AND LIABILITIES
Capitalization:
MidAmerican Funding member’s equity	$3,428	$3,081
Noncontrolling interests	31	31
Long-term debt, excluding current portion	3,390	3,390
Total capitalization	6,849	6,502
Current liabilities:
Short-term debt	-	457
Note payable to affiliate	254	59
Current portion of long-term debt	-	175
Accounts payable	259	352
Taxes accrued	98	104
Interest accrued	56	60
Other	90	100
Total current liabilities	757	1,307
Other liabilities:
Deferred income taxes	1,053	700
Investment tax credits	34	36
Asset retirement obligations	205	200
Regulatory liabilities	683	659
Other	327	406
Total other liabilities	2,302	2,001
Total capitalization and liabilities	$9,908	$9,810

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in millions)

	Years Ended December 31,
	2009	2008	2007
Operating revenue:
Regulated electric	$1,715	$2,030	$1,934
Regulated gas	857	1,377	1,174
Nonregulated	1,127	1,308	1,159
Total operating revenue	3,699	4,715	4,267

Operating costs and expenses:
Regulated:
Cost of fuel, energy and capacity	522	743	741
Cost of gas sold	611	1,128	937
Other operating expenses	417	422	419
Maintenance	183	204	201
Depreciation and amortization	335	281	268
Property and other taxes	105	103	98
	2,173	2,881	2,664
Nonregulated:
Cost of sales	1,026	1,214	1,063
Other	31	30	26
	1,057	1,244	1,089
Total operating expenses	3,230	4,125	3,753

Operating income	469	590	514

Non-operating income:
Interest and dividend income	-	5	10
Allowance for equity funds	-	25	41
Other, net	12	(4)	8
	12	26	59

Fixed charges:
Interest on long-term debt	193	201	169
Other interest expense	4	6	10
Allowance for borrowed funds	(1)	(16)	(18)
	196	191	161

Income before income tax expense	285	425	412
Income tax expense (benefit)	(43)	107	111

Net Income	328	318	301
Net income attributable to noncontrolling interests	1	1	1

Net income attributable to MidAmerican Funding	$327	$317	$300

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)

	Years Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income	$328	$318	$301
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	335	281	268
Provision for deferred income taxes, net	203	201	23
Changes in other assets and liabilities	31	29	28
Loss from impairment of available-for-sale securities	1	5	-
Other, net	-	(29)	(31)
Changes in other operating assets and liabilities:
Receivables, net	55	(11)	(109)
Inventories	-	(24)	(20)
Derivative collateral, net	23	(38)	10
Accounts payable	(21)	(46)	99
Taxes accrued	(5)	(8)	-
Other current assets and liabilities	(10)	11	1
Net cash flows from operating activities	940	689	570

Cash flows from investing activities:
Utility construction expenditures	(438)	(1,471)	(1,298)
Purchases of available-for-sale securities	(225)	(140)	(432)
Proceeds from sales of available-for-sale securities	209	140	395
Decrease (increase) in restricted cash and short-term investments	14	(15)	-
Other, net	16	9	8
Net cash flows from investing activities	(424)	(1,477)	(1,327)

Cash flows from financing activities:
Dividends paid	(1)	(1)	(1)
Proceeds from long-term debt	-	451	649
Repayments of long-term debt	(175)	(58)	(2)
Net change in note payable to affiliate	195	26	30
Net (repayments of) proceeds from short-term debt	(457)	371	86
Other, net	-	(3)	(2)
Net cash flows from financing activities	(438)	786	760

Net change in cash and cash equivalents	78	(2)	3
Cash and cash equivalents at beginning of year	10	12	9
Cash and cash equivalents at end of year	$88	$10	$12

Supplemental disclosure:
Interest paid, net of amounts capitalized	$197	$185	$145
Income taxes paid (received)	$(245)	$(81)	$92
Current year utility construction expenditures payable at year end	$27	$95	$85

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in millions)

	MidAmerican Funding Member’s Equity
			Accumulated
			Other
			Comprehensive
	Paid-in Capital	Retained Earnings	Income (Loss), Net	Noncontrolling Interests	Total Equity

Balance, January 1, 2007	$1,670	$856	$(12)	$31	$2,545
Net income	-	300	-	1	301
Other comprehensive income	-	-	13	-	13
Distributions	-	-	-	(1)	(1)
Other equity transactions	-	(2)	-	-	(2)
Balance, December 31, 2007	1,670	1,154	1	31	2,856
Net income	-	317	-	1	318
Other comprehensive loss	-	-	(61)	-	(61)
Distributions	-	-	-	(1)	(1)
Balance, December 31, 2008	1,670	1,471	(60)	31	3,112
Net income	-	327	-	1	328
Other comprehensive income	-	-	11	-	11
Contributions	9	-	-	-	9
Distributions	-	-	-	(1)	(1)
Balance, December 31, 2009	$1,679	$1,798	$(49)	$31	$3,459

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)

	Years Ended December 31,
	2009	2008	2007

Net income	$328	$318	$301

Other comprehensive income (loss):
Unrealized losses on available-for-sale securities:
Unrealized losses during period-
Before income taxes	-	(21)	-
Income tax benefit	-	9	-
	-	(12)	-
Less realized losses reflected in net income during period-
Before income taxes	-	(2)	-
Income tax benefit	-	1	-
	-	(1)	-

Net unrealized losses	-	(11)	-

Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) during period-
Before income taxes	(77)	(88)	20
Income tax (expense) benefit	31	35	(8)
	(46)	(53)	12
Less realized losses reflected in net income during period-
Before income taxes	(94)	(6)	(1)
Income tax benefit	37	3	-
	(57)	(3)	(1)

Net unrealized gains (losses)	11	(50)	13

Other comprehensive income (loss)	11	(61)	13

Comprehensive income	339	257	314
Comprehensive income attributable to noncontrolling interests	1	1	1

Comprehensive income attributable to MidAmerican Funding	$338	$256	$313

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CAPITALIZATION
(Amounts in millions, except share amounts)

	As of December 31,
	2009		2008
MidAmerican Funding member’s equity:
Paid-in capital	$1,679		$1,670
Retained earnings	1,798		1,471
Accumulated other comprehensive loss, net:
Unrealized losses on available-for-sale securities, net of tax of $(8)	(11)		(11)
Unrealized loss on cash flow hedges, net of tax of $(25) and $(31)	(38)		(49)
Total MidAmerican Funding member’s equity	3,428	50.1%	3,081	47.4%
Noncontrolling interests:
MidAmerican Energy preferred securities (100,000,000 shares authorized); cumulative shares outstanding not subject to mandatory redemption:
$3.30 Series, 49,451 shares	5		5
$3.75 Series, 38,305 shares	4		4
$3.90 Series, 32,630 shares	3		3
$4.20 Series, 47,362 shares	5		5
$4.35 Series, 49,945 shares	5		5
$4.40 Series, 35,697 shares	3		3
$4.80 Series, 49,898 shares	5		5
Noncontrolling interests in MidAmerican Energy subsidiary	1		1
Total noncontrolling interest	31	0.4%	31	0.5%
Long-term debt, excluding current portion:
MidAmerican Energy:
Variable-rate tax-exempt obligation series (2009- 0.40%, 2008- 1.14%):
Due 2016	34		34
Due 2017	4		4
Due 2023, issued in 1993	7		7
Due 2023, issued in 2008	57		57
Due 2024	35		35
Due 2025	13		13
Due 2038	45		45
Notes:
5.65% Series, due 2012	400		400
5.125% Series, due 2013	275		275
4.65% Series, due 2014	350		350
5.95% Series, due 2017	250		250
5.3% Series, due 2018	350		350
6.75% Series, due 2031	400		400
5.75% Series, due 2035	300		300
5.8% Series, due 2036	350		350
Obligations under capital leases	2		2
Unamortized debt premium and discount, net	(7)		(7)
Total MidAmerican Energy	2,865	41.8%	2,865	44.0%
MidAmerican Funding parent:
6.75% Senior secured notes due 2011	200		200
6.927% Senior secured notes due 2029	325		325
Total MidAmerican Funding parent	525	7.7%	525	8.1%
Total long-term debt, excluding current portion	3,390	49.5%	3,390	52.1%
Total capitalization	$6,849	100.0%	$6,502	100.0%

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Company Organization

MidAmerican Funding, LLC (“MidAmerican Funding”) is an Iowa limited liability company with MidAmerican Energy Holdings Company (“MEHC”) as its sole member. MEHC is a consolidated subsidiary of Berkshire Hathaway Inc. (“Berkshire Hathaway”). MidAmerican Funding’s direct wholly owned subsidiary is MHC Inc. (“MHC”), which constitutes substantially all of MidAmerican Funding’s assets, liabilities and business activities except those related to MidAmerican Funding’s long-term debt securities. MHC conducts no business other than the ownership of its subsidiaries. MHC’s principal subsidiary is MidAmerican Energy Company (“MidAmerican Energy”), a public utility with electric and natural gas operations. Direct, wholly owned nonregulated subsidiaries of MHC are InterCoast Capital Company (“InterCoast Capital”), Midwest Capital Group, Inc. and MEC Construction Services Co.

(2)	Summary of Significant Accounting Policies

In addition to the following significant accounting policies, refer to Note 2 of MidAmerican Energy’s Notes to Consolidated Financial Statements for significant accounting policies of MidAmerican Funding.

Basis of Consolidation and Presentation

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired when MidAmerican Funding purchased MHC. Goodwill is allocated to each reporting unit and is tested at least annually for impairments using a variety of methods, principally discounted projected future net cash flows, with any impairments charged to earnings. MidAmerican Funding completed its annual review as of October 31, 2009. Key assumptions used in the testing include, but are not limited to, the use of estimated future cash flows, earnings before interest, taxes, depreciation and amortization multiples and an appropriate discount rate. In estimating cash flows, MidAmerican Funding incorporates current market information as well as historical factors. During 2009, 2008 and 2007, MidAmerican Funding did not record any goodwill impairments.

(3)	Jointly Owned Utility Facilities

Refer to Note 3 of MidAmerican Energy’s Notes to Consolidated Financial Statements.

(4)	Regulatory Matters

Refer to Note 4 of MidAmerican Energy’s Notes to Consolidated Financial Statements.

(5)	Fair Value Measurements

Refer to Note 5 of MidAmerican Energy’s Notes to Consolidated Financial Statements.

MidAmerican Funding’s long-term debt is carried at cost on the Consolidated Financial Statements. The fair value of MidAmerican Funding’s long-term debt has been estimated based upon quoted market prices, where available, or at the present value of future cash flows discounted at rates consistent with comparable maturities with similar credit risks. The carrying amount of MidAmerican Funding’s variable-rate long-term debt approximates fair value because of the frequent repricing of these instruments at market rates. The following table presents the carrying amount and estimated fair value of MidAmerican Funding’s long-term debt as of December 31 (in millions):

	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Long-term debt	$3,390	$3,634	$3,565	$3,610

(6)	Investments and Nonregulated Property, Net

Investments and nonregulated property, net includes the following amounts as of December 31 (in millions):

	2009	2008

Nuclear decommissioning trusts	$264	$230
Rabbi trusts	146	133
Auction rate securities	16	16
Non-utility property, net of accumulated depreciation of $10 and $6, respectively	30	16
Coal transportation property, net of accumulated depreciation of $4 and $3, respectively	8	9
Other	8	11
Total	$472	$415

General

In addition to the following discussion, refer to Note 6 of MidAmerican Energy’s Notes to Consolidated Financial Statements for additional information regarding the investments included in the table above.

In addition to assets of MidAmerican Energy, non-utility property, net for 2009 includes a corporate aircraft owned by MHC.

(7)	Risk Management and Hedging Activities

Refer to Note 7 of MidAmerican Energy’s Notes to Consolidated Financial Statements.

(8)	Preferred Securities

Refer to Note 8 of MidAmerican Energy’s Notes to Consolidated Financial Statements.

(9)	Long-Term Debt

MidAmerican Funding’s annual sinking fund requirements and maturities of long-term debt for the next five years are $- for 2010, $200 million for 2011, $400 million for 2012, $275 million for 2013 and $350 million for 2014. Refer to MidAmerican Funding’s Consolidated Statements of Capitalization for detail of long-term debt.

MidAmerican Energy’s Variable Rate Tax-Exempt Obligations, including the tax-exempt bonds discussed below, bear interest at rates that are periodically established through remarketing of the bonds in the short-term tax-exempt market. MidAmerican Energy, at its option, may change the mode of interest calculation for these bonds by selecting from among several floating or fixed rate alternatives. The interest rates shown on the Consolidated Statements of Capitalization are the weighted average interest rates as of December 31, 2009 and 2008. MidAmerican Energy maintains revolving credit facility agreements to provide liquidity for holders of these issues.

The indenture pertaining to MidAmerican Energy’s unsecured senior notes provides that if MidAmerican Energy were to issue secured debt in the future, then such unsecured senior notes, as may then be existing, would equally and ratably be secured thereby. As of December 31, 2009, MidAmerican Energy was in compliance with all of its applicable long-term debt covenants.

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

Subsidiaries of MidAmerican Funding must make payments on their own indebtedness before making distributions to MidAmerican Funding. The distributions are also subject to utility regulatory restrictions agreed to by MidAmerican Energy in March 1999. At that time, MidAmerican Energy committed to the IUB to use commercially reasonable efforts to maintain an investment grade rating on its long-term debt and to maintain its common equity level above 42% of total capitalization unless circumstances beyond its control result in the common equity level decreasing to below 39% of total capitalization. MidAmerican Energy must seek the approval from the IUB of a reasonable utility capital structure if MidAmerican Energy’s common equity level decreases below 42% of total capitalization, unless the decrease is beyond the control of MidAmerican Energy. MidAmerican Energy is also required to seek the approval of the IUB if MidAmerican Energy’s equity level decreases to below 39%, even if the decrease is due to circumstances beyond the control of MidAmerican Energy. As of December 31, 2009, MidAmerican Energy’s common equity ratio was 49% computed on a basis consistent with its commitment. As a result of MidAmerican Energy’s regulatory commitment to maintain its common equity level above 42% of total capitalization, MidAmerican Funding had restricted net assets of $2.1 billion as of December 31, 2009.

As of December 31, 2009, MidAmerican Funding was in compliance with all of its applicable long-term debt covenants.

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

(10)	Short-Term Debt and Revolving Credit Facilities

Refer to Note 10 of MidAmerican Energy’s Notes to Consolidated Financial Statements. In addition to MidAmerican Energy’s credit facilities, MHC has a $4 million revolving credit facility, expiring in June 2010, under which zero was outstanding as of December 31, 2009 and 2008.

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

Pension and postretirement costs allocated by MidAmerican Funding to its parent and other affiliates in each of the years ended December 31, were as follows (in millions):

	2009	2008	2007

Pension costs	$8	$10	$11
Other postretirement costs	-	1	-

(13)	Income Taxes

MidAmerican Funding’s income tax expense (benefit) consists of the following for the years ended December 31 (in millions):

	2009	2008	2007
Current:
Federal	$(217)	$(106)	$73
State	(28)	13	15
	(245)	(93)	88
Deferred:
Federal	214	209	33
State	(10)	(7)	(7)
	204	202	26

Investment tax credits	(2)	(2)	(3)
Total income tax expense (benefit)	$(43)	$107	$111

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income taxes is as follows for the years ended December 31:

	2009	2008	2007

Federal statutory income tax rate	35%	35%	35%
Amortization of investment tax credit	(1)	(1)	(1)
State income tax, net of federal income tax benefit	7	5	5
Renewable electricity production tax credits	(25)	(11)	(7)
Repairs deduction	(20)	-	-
Effects of ratemaking	(10)	(2)	(3)
Resolution of potential tax matter	(2)	(1)	-
Other	1	-	(2)
Effective federal and state income tax rate	(15)%	25%	27%

In 2009, MidAmerican Energy changed the method by which it determines current income tax deductions for repairs on certain of its regulated utility assets (the “repairs deduction”), which results in current deductibility for costs that are capitalized for book purposes. The repairs deduction was computed for tax years 1998 and forward and was deducted on the 2008 income tax return. Iowa, MidAmerican Energy’s largest jurisdiction for rate-regulated operations, requires immediate income recognition of such temporary differences. For the year ended December 31, 2009, MidAmerican Energy’s earnings reflect $55 million of net tax benefits recognized for the repairs deduction. Additionally, regulatory assets reflect an increase of $95 million in recognition of MidAmerican Energy’s ability to recover increased tax expense when such temporary differences reverse.

MidAmerican Funding’s net deferred income tax liability consists of the following as of December 31 (in millions):

	2009	2008

Deferred income tax assets:
Regulatory liabilities	$303	$294
Employee benefits	94	128
Nuclear reserves and decommissioning	7	25
Unrealized losses, net	34	28
Fuel cost recoveries	7	13
Uncertain tax benefits	11	13
Asset retirement obligations	88	83
State net operating losses	12	-
Other	42	50
Total deferred income tax assets	598	634

Deferred income tax liabilities:
Depreciable property	(1,122)	(924)
Regulatory assets	(511)	(385)
Other	(10)	(9)
Total deferred income tax liabilities	(1,643)	(1,318)

Net deferred income tax liability	$(1,045)	$(684)

The net deferred income tax liability is reflected as follows on the Consolidated Balance Sheets as of December 31, (in millions).

	2009	2008
Reflected as:
Current assets - other	$8	$16
Deferred income taxes	(1,053)	(700)
Net deferred income tax liability	$(1,045)	$(684)

As of December 31, 2009 MidAmerican Funding has available $12 million of state carryforwards, principally for net operating losses, that expire at various intervals between 2020 and 2029.

As of December 31, 2009 and 2008, net unrecognized tax benefits totaled $44 million and $41 million, respectively, which included $33 million and $22 million, respectively, of tax positions, if recognized, would have an impact on the effective tax rate. The remaining unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility. Recognition of these tax benefits, other than applicable interest and penalties, would not affect MidAmerican Funding’s effective tax rate.

The United States Internal Revenue Service has closed examination of MEHC’s income tax returns through 2003, including components related to MidAmerican Funding. In addition, state jurisdictions have closed examination of income tax returns through at least 2003.

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

Regulated electric operating revenue and operating income for 2009 decreased principally due to lower wholesale sales prices and reductions in wholesale and retail sales volumes. Income tax expense (benefit) for the regulated electric operating segment reflects the effect of lower pre-tax income, as well as the impact of the repairs deduction discussed in Note 13 and greater renewable electricity production tax credits from the addition of wind-powered generation facilities in 2008.

The following tables provide information on an operating segment basis (in millions):

	Years Ended December 31,
	2009	2008	2007

Operating revenue:
Regulated electric	$1,715	$2,030	$1,934
Regulated gas	857	1,377	1,174
Nonregulated energy	1,121	1,293	1,150
Other	6	15	9
Total operating revenue	$3,699	$4,715	$4,267

Depreciation and amortization:
Regulated electric	$301	$248	$236
Regulated gas	34	33	32
Total depreciation and amortization	$335	$281	$268

Operating income:
Regulated electric	$331	$470	$398
Regulated gas	70	66	53
Nonregulated energy	67	51	62
Other	1	3	1
Total operating income	$469	$590	$514

Interest and dividend income:
Regulated electric	$-	$4	$8
Regulated gas	-	1	1
Other	-	1	3
Total interest and dividend income	-	6	12
Eliminations	-	(1)	(2)
Consolidated	$-	$5	$10
Fixed charges:
Regulated electric	$139	$123	$97
Regulated gas	18	19	16
Other	39	50	51
Total fixed charges	196	192	164
Eliminations	-	(1)	(3)
Consolidated	$196	$191	$161

Income tax expense (benefit):
Regulated electric	$(76)	$90	$91
Regulated gas	22	21	16
Nonregulated energy	27	15	23
Other	(16)	(19)	(19)
Total income taxes	$(43)	$107	$111

Net income attributable to MidAmerican Funding:
Regulated electric	$275	$285	$263
Regulated gas	35	27	25
Nonregulated energy	39	30	37
Other	(22)	(25)	(25)
Total net income attributable to MidAmerican Funding	$327	$317	$300

	As of December 31,
	2009	2008	2007

Capital expenditures:
Regulated electric	$325	$1,411	$1,159
Regulated gas	43	82	61
Nonregulated energy	1	1	1
Other	1	1	1
Total capital expenditures	$370	$1,495	$1,222

Total assets:
Regulated electric	$8,621	$8,488	$7,301
Regulated gas	1,035	1,051	1,017
Nonregulated energy	221	251	203
Other	31	20	23
Total assets	$9,908	$9,810	$8,544

Goodwill resulting from past business combinations is not amortized. Periodically, such balances are evaluated for possible impairment. Based on MidAmerican Funding’s annual goodwill impairment tests completed as of October 31, 2009, no impairment was indicated for goodwill.

Goodwill by reportable segment as of December 31, 2009 and 2008, was as follows (in millions):

Regulated electric	$1,191
Regulated gas	79
Total	$1,270

(16)	Related Party Transactions

The companies identified as affiliates of MidAmerican Funding are Berkshire Hathaway and its subsidiaries, including MEHC and its subsidiaries. The basis for the following transactions is provided for in service agreements between MidAmerican Funding and the affiliates.

MidAmerican Funding is reimbursed for charges incurred on behalf of its affiliates. The majority of these reimbursed expenses are for allocated employee wages and benefits, insurance, building rent, computer costs, administrative services, travel expenses, and general and administrative expenses, such as treasury, legal and accounting functions. The amount of such reimbursements was $51 million, $53 million and $56 million for 2009, 2008 and 2007, respectively.

MidAmerican Funding reimbursed MEHC in the amount of $17 million, $17 million and $12 million in 2009, 2008 and 2007, respectively, for its share of corporate expenses.

Northern Natural Gas Company (“NNG”), a wholly owned subsidiary of MEHC, is one of MidAmerican Energy’s suppliers of natural gas transportation and storage capacity. MidAmerican Energy’s net purchases of natural gas transportation and storage capacity from NNG totaled $55 million, $52 million and $51 million in 2009, 2008 and 2007, respectively.

MHC has a $300 million revolving credit arrangement carrying interest at the 30-day LIBOR rate plus a spread to borrow from MEHC. Outstanding balances are unsecured and due on demand. The outstanding balance was $254 million at an interest rate of 0.485% as of December 31, 2009, and $59 million at an interest rate of 2.161% as of December 31, 2008, and is reflected as note payable to affiliate on the Consolidated Balance Sheet.

MEHC has a $100 million revolving credit arrangement, carrying interest at the 30-day LIBOR rate plus a spread to borrow from MHC. Outstanding balances are unsecured and due on demand. There were no borrowings outstanding throughout 2009 and 2008.

MidAmerican Funding had accounts receivable from affiliates of $8 million and $10 million as of both December 31, 2009 and 2008, respectively, that are included in receivables on the Consolidated Balance Sheets. MidAmerican Funding also had accounts payable to affiliates of $9 million as of both December 31, 2009 and 2008, that are included in accounts payable on the Consolidated Balance Sheets.

In 2009, MidAmerican Funding received a dividend of $471 million in the form of MHC’s receivable from MidAmerican Funding. Additionally in 2009, MEHC contributed corporate aircraft, including related deferred income taxes, totaling $9 million to MidAmerican Funding, which was then contributed to MHC.

MidAmerican Funding recognizes the full amount of the funded status for its pension and postretirement plans, and amounts attributable to MidAmerican Funding’s affiliates that have not previously been recognized through income are recognized as an intercompany balance with such affiliates. MidAmerican Funding adjusts these balances when changes to the funded status of the respective plans are recognized and does not intend to settle the balances currently. Amounts receivable from affiliates attributable to the funded status of employee benefit plans totaled $11 million and $20 million as of December 31, 2009 and 2008, respectively, and similar amounts payable to affiliates totaled $13 million and $5 million as of December 31, 2009 and 2008, respectively. See Note 12 for further information pertaining to pension and postretirement accounting.

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

(17)	Non-Operating Other, Net

Non-operating income – other, net; as shown on the Consolidated Statements of Operations, includes the following other income and (expense) items for the years ended December 31 (in millions):

	2009	2008	2007

Corporate-owned life insurance income	$10	$-	$7
Gains on sales of assets and other investments	2	-	-
Income from energy projects and venture capital investments	-	1	-
Impairment of marketable securities	-	(5)	-
Impairment of venture capital investments	(1)	-	-
Other, net	1	-	1
Total	$12	$(4)	$8

Impairment of marketable securities reflects a $5 million loss MidAmerican Energy recorded for its investment in auction rate securities in 2008. Refer to Note 6 for further discussion of MidAmerican Energy’s investment in auction rate securities.

(18)	Unaudited Quarterly Operating Results

	2009
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In millions)
Operating revenue	$1,136	$763	$812	$988
Operating income	156	84	123	106
Net income	93	40	132	63
Net income attributable to MidAmerican Funding	93	39	132	63

	2008
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In millions)
Operating revenue	$1,373	$1,081	$1,107	$1,154
Operating income	175	104	159	152
Net income	100	54	91	73
Net income attributable to MidAmerican Funding	100	53	91	73

Quarterly data reflect seasonal variations common to a Midwest utility. Net income for the third quarter of 2009 reflects $55 million of income tax benefits recognized for a change in the tax accounting method determining current income tax deductions for certain asset repairs.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K, the Company (MidAmerican Energy or MidAmerican Funding, as applicable) carried out an evaluation, under the supervision and with the participation of the Company’s respective management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, the Company’s management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management of the Company (MidAmerican Energy or MidAmerican Funding, as applicable) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), the Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, the Company’s management used the criteria set forth in the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation conducted under the framework in “Internal Control – Integrated Framework,” the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

This report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

MidAmerican Energy Company	MidAmerican Funding, LLC
March 1, 2010	March 1, 2010

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by Item 10 is omitted pursuant to General Instruction I(2)(c) to Form 10-K.

Item 11.	Executive Compensation

Information required by Item 11 is omitted pursuant to General Instruction I(2)(c) to Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Item 12 is omitted pursuant to General Instruction I(2)(c) to Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by Item 13 is omitted pursuant to General Instruction I(2)(c) to Form 10-K.

Item 14.	Principal Accountant Fees and Services

The following table shows MidAmerican Funding’s (consolidated) and MidAmerican Energy’s fees paid or accrued for audit and audit-related services and fees paid for tax and all other services rendered by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the “Deloitte Entities”) for each of the last two years (in millions):

	MidAmerican Funding		MidAmerican Energy
	2009	2008	2009	2008

Audit fees (1)	$1.0	$1.1	$0.9	$1.0
Audit-related fees (2)	0.1	0.2	0.1	0.2
Tax fees (3)	0.2	0.1	0.2	0.1
All other fees	-	-	-	-
Total aggregate fees billed	$1.3	$1.4	$1.2	$1.3

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

The audit committee of MEHC reviewed and approved the services rendered by the Deloitte Entities in and for fiscal 2009 as set forth in the above table and concluded that the non-audit services were compatible with maintaining the principal accountant’s independence. Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by the principal accountant require approval in advance by the audit committee in order to assure that such services do not impair the principal accountant’s independence from MidAmerican Funding and MidAmerican Energy. Accordingly, the audit committee has an Audit and Non-Audit Services Pre-Approval Policy (the “Policy”) that sets forth the procedures and the conditions pursuant to which services to be performed by the principal accountant are to be pre-approved. Pursuant to the Policy, certain services described in detail in the Policy may be pre-approved on an annual basis together with pre-approved maximum fee levels for such services. The services eligible for annual pre-approval consist of services that would be included under the categories of Audit Fees, Audit-Related Fees and Tax Fees. If not pre-approved on an annual basis, proposed services must otherwise be separately approved prior to being performed by the principal accountant. In addition, any services that receive annual pre-approval but exceed the pre-approved maximum fee level also will require separate approval by the audit committee prior to being performed. The Policy does not delegate to management the audit committee’s responsibilities to pre-approve services performed by the principal accountant.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

INDEX

Page
(a)(1)	Financial Statements (included herein)

Consolidated Financial Statements of MidAmerican Energy and MidAmerican Funding, as well as the Reports of Independent Registered Public Accounting Firm, are in Item 8 of this Form 10-K.	52

(a)(2)	Financial Statement Schedules

The following schedules should be read in conjunction with the aforementioned consolidated financial statements. Other schedules are omitted because they are not required or the information therein is not applicable, or is reflected on the Consolidated Financial Statements or notes thereto.

MidAmerican Funding, LLC Parent Company Only Condensed Financial Statements (Schedule I)	130

MHC Inc. Parent Company Only Condensed Financial Statements (Schedule I)	133

MidAmerican Energy Company and Subsidiary Consolidated Valuation and Qualifying Accounts (Schedule II)	136

MidAmerican Funding, LLC and Subsidiaries; MHC Inc. and Subsidiaries Consolidated Valuation and Qualifying Accounts (Schedule II)	137

(b)	Exhibits

Exhibits Index	140

(c)	Financial Statements of Affiliate Pledged as Collateral

MHC Inc. Consolidated Financial Statements	114

Item 15(c)	MHC Inc. Consolidated Financial Statements

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
Des Moines, Iowa

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of MHC Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, cash flows, changes in equity, and comprehensive income for each of the three years in the period ended December 31, 2009. Our audits also included the Company’s financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MHC Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Des Moines, Iowa
March 1, 2010

MHC INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in millions)

	As of December 31,
	2009	2008
ASSETS
Utility plant, net:
Electric	$9,286	$8,952
Gas	1,184	1,155
	10,470	10,107
Accumulated depreciation and amortization	(3,641)	(3,426)
	6,829	6,681
Construction work in progress	114	233
Total utility plant, net	6,943	6,914
Current assets:
Cash and cash equivalents	88	10
Restricted cash and short-term investments	1	15
Receivables, less allowances of $9 and $8	408	464
Inventories	158	158
Other	92	114
Total current assets	747	761
Other assets:
Receivable from affiliate	-	267
Investments and nonregulated property, net	472	415
Goodwill	1,270	1,270
Regulatory assets	397	368
Other	75	78
Total other assets	2,214	2,398
Total assets	$9,904	$10,073

CAPITALIZATION AND LIABILITIES
Capitalization:
MHC common shareholder’s equity	$3,958	$4,060
Noncontrolling interests	31	31
Long-term debt, excluding current portion	2,865	2,865
Total capitalization	6,854	6,956
Current liabilities:
Short-term debt	-	457
Note payable to affiliate	254	59
Accounts payable	263	352
Taxes accrued	98	104
Interest accrued	44	44
Other	90	100
Total current liabilities	749	1,116
Other liabilities:
Deferred income taxes	1,053	700
Investment tax credits	34	36
Asset retirement obligations	205	200
Regulatory liabilities	683	659
Other	326	406
Total other liabilities	2,301	2,001
Total capitalization and liabilities	$9,904	$10,073

The accompanying notes are an integral part of these consolidated financial statements.

MHC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in millions)

	Years Ended December 31,
	2009	2008	2007
Operating revenue:
Regulated electric	$1,715	$2,030	$1,934
Regulated gas	857	1,377	1,174
Nonregulated	1,127	1,308	1,159
Total operating revenue	3,699	4,715	4,267

Operating costs and expenses:
Regulated:
Cost of fuel, energy and capacity	522	743	741
Cost of gas sold	611	1,128	937
Other operating expenses	417	422	419
Maintenance	183	204	201
Depreciation and amortization	335	281	268
Property and other taxes	105	103	98
	2,173	2,881	2,664
Nonregulated:
Cost of sales	1,026	1,214	1,063
Other	31	30	26
	1,057	1,244	1,089
Total operating expenses	3,230	4,125	3,753

Operating income	469	590	514

Non-operating income:
Interest and dividend income	-	5	10
Allowance for equity funds	-	25	41
Other, net	12	(4)	8
	12	26	59

Fixed charges:
Interest on long-term debt	155	154	122
Other interest expense	4	6	10
Allowance for borrowed funds	(1)	(16)	(18)
	158	144	114

Income before income tax expense	323	472	459
Income tax expense (benefit)	(27)	127	130

Net income	350	345	329
Net income attributable to noncontrolling interests	1	1	1

Net income attributable to MHC	$349	$344	$328

The accompanying notes are an integral part of these consolidated financial statements.

MHC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)

	Years Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income	$350	$345	$329
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	335	281	268
Provisions for deferred income taxes net	203	201	23
Changes in other assets and liabilities	31	29	28
Loss from impairment of available-for-sale securities	1	5	-
Other, net	-	(28)	(31)
Changes in other operating assets and liabilities:
Receivables, net	54	(11)	(109)
Inventories	-	(24)	(20)
Derivative collateral, net	23	(38)	10
Accounts payable	(21)	(46)	99
Taxes accrued	(5)	(8)	(2)
Other current assets and liabilities	(6)	11	1
Net cash flows from operating activities	965	717	596

Net cash flows from investing activities:
Utility construction expenditures	(438)	(1,471)	(1,298)
Purchases of available-for-sale securities	(225)	(140)	(432)
Proceeds from sales of available-for-sale securities	209	140	395
Decrease (increase) in restricted cash and investments	14	(15)	-
Other, net	16	9	8
Net cash flows from investing activities	(424)	(1,477)	(1,327)

Net cash flows from financing activities:
Dividends paid	(1)	(1)	(1)
Proceeds from long-term debt	-	451	649
Repayments of long-term debt	-	(58)	(2)
Net change in amounts receivable from/payable to affiliates	(5)	(2)	4
Net (repayments of) proceeds from short-term debt	(457)	371	86
Other, net	-	(3)	(2)
Net cash flows from financing activities	(463)	758	734

Net change in cash and cash equivalents	78	(2)	3
Cash and cash equivalents at beginning of year	10	12	9
Cash and cash equivalents at end of year	$88	$10	$12

Supplemental disclosure:
Interest paid, net of amounts capitalized	$156	$138	$98
Income taxes paid (received)	$(229)	$(62)	$113
Current year utility construction expenditures payable at end of year	$27	$95	$85
Non-cash (dividends to) contributions from parent	$(462)	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

MHC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in millions)

	MHC Common Shareholder’s Equity
			Accumulated
			Other
			Comprehensive
	Paid-in Capital	Retained Earnings	Income (Loss), Net	Noncontrolling Interests	Total Equity

Balance, January 1, 2007	$2,421	$1,029	$(12)	$31	$3,469
Net income	-	328	-	1	329
Other comprehensive income	-	-	13	-	13
Distributions	-	-	-	(1)	(1)
Other equity transactions	-	(2)	-	-	(2)
Balance, December 31, 2007	2,421	1,355	1	31	3,808
Net income	-	344	-	1	345
Other comprehensive loss	-	-	(61)	-	(61)
Distributions	-	-	-	(1)	(1)
Balance, December 31, 2008	2,421	1,699	(60)	31	4,091
Net income	-	349	-	1	350
Other comprehensive income	-	-	11	-	11
Contributions	9	-	-	-	9
Distributions	-	(471)	-	(1)	(472)
Balance, December 31, 2009	$2,430	$1,577	$(49)	$31	$3,989

The accompanying notes are an integral part of these consolidated financial statements.

MHC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)

	Years Ended December 31,
	2009	2008	2007

Net income	$350	$345	$329

Other comprehensive income (loss):
Unrealized losses on available-for-sale securities:
Unrealized losses during period-
Before income taxes	-	(21)	-
Income tax benefit	-	9	-
	-	(12)	-
Less realized losses reflected in net income during period-
Before income taxes	-	(2)	-
Income tax benefit	-	1	-
	-	(1)	-

Net unrealized losses	-	(11)	-

Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) during period-
Before income taxes	(77)	(88)	20
Income tax (expense) benefit	31	35	(8)
	(46)	(53)	12
Less realized losses reflected in net income during period-
Before income taxes	(94)	(6)	(1)
Income tax benefit	37	3	-
	(57)	(3)	(1)

Net unrealized gains (losses)	11	(50)	13

Other comprehensive income (loss)	11	(61)	13

Comprehensive income	361	284	342
Comprehensive income attributable to noncontrolling interests	1	1	1

Comprehensive income attributable to MHC	$360	$283	$341

The accompanying notes are an integral part of these consolidated financial statements.

MHC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CAPITALIZATION
(Amounts in millions, except share amounts)

	As of December 31,
	2009		2008
MHC Common shareholder’s equity:
Common shares, no par; 1,000 shares authorized, 1,000 shares outstanding	$2,430		$2,421
Retained earnings	1,577		1,699
Accumulated other comprehensive loss, net:
Unrealized losses on available-for-sale securities, net of tax of $(8)	(11)		(11)
Unrealized loss on cash flow hedges, net of tax of $(25) and $(31)	(38)		(49)
Total MHC shareholder’s equity	3,958	57.8%	4,060	58.4%
Noncontrolling interests:
MidAmerican Energy preferred securities (100,000,000 shares authorized); cumulative shares outstanding not subject to mandatory redemption:
$3.30 Series, 49,451 shares	5		5
$3.75 Series, 38,305 shares	4		4
$3.90 Series, 32,630 shares	3		3
$4.20 Series, 47,362 shares	5		5
$4.35 Series, 49,945 shares	5		5
$4.40 Series, 35,697 shares	3		3
$4.80 Series, 49,898 shares	5		5
Noncontrolling interests in MidAmerican Energy subsidiary	1		1
Total noncontrolling interests	31	0.4%	31	0.4%
Long-term debt, excluding current portion:
MidAmerican Energy:
Variable-rate tax-exempt obligation series (2009- 0.40%, 2008- 1.14%):
Due 2016	34		34
Due 2017	4		4
Due 2023, issued in 1993	7		7
Due 2023, issued in 2008	57		57
Due 2024	35		35
Due 2025	13		13
Due 2038	45		45
Notes:
5.65% Series, due 2012	400		400
5.125% Series, due 2013	275		275
4.65% Series, due 2014	350		350
5.95% Series, due 2017	250		250
5.3% Series, due 2018	350		350
6.75% Series, due 2031	400		400
5.75% Series, due 2035	300		300
5.8% Series, due 2036	350		350
Obligations under capital leases	2		2
Unamortized debt premium and discount, net	(7)		(7)
Total long-term debt, excluding current portion	2,865	41.8%	2,865	41.2%
Total capitalization	$6,854	100.0%	$6,956	100.0%

The accompanying notes are an integral part of these consolidated financial statements.

MHC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Company Organization

MHC Inc. (“MHC”) is an Iowa corporation with MidAmerican Funding, LLC (“MidAmerican Funding”) as its sole shareholder. MidAmerican Funding is an Iowa limited liability company with MidAmerican Energy Holdings Company (“MEHC”) as its sole member. MEHC is a consolidated subsidiary of Berkshire Hathaway Inc. (“Berkshire Hathaway”). MHC constitutes substantially all of MidAmerican Funding’s assets, liabilities and business activities except those related to MidAmerican Funding’s long-term debt securities. MHC’s principal subsidiary is MidAmerican Energy Company (“MidAmerican Energy”), a public utility with electric and natural gas operations. Direct wholly owned nonregulated subsidiaries of MHC are InterCoast Capital Company (“InterCoast Capital”), Midwest Capital Group, Inc. and MEC Construction Services Co.

(2)	Summary of Significant Accounting Policies

In addition to the following significant accounting policies, refer to Note 2 of MidAmerican Energy’s Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for significant accounting policies of MHC.

Basis of Consolidation and Presentation

The Consolidated Financial Statements include the accounts of MHC and the subsidiaries in which it held a controlling financial interest as of the date of the financial statement. Intercompany accounts and transactions have been eliminated, other than those between rate-regulated operations. Certain amounts in the prior year Consolidated Financial Statements have been reclassified to conform to the current year presentation. Such reclassifications did not impact previously reported operating income, net income or retained earnings. MHC has evaluated subsequent events through March 1, 2010, which is the date the Consolidated Financial Statements were issued.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired when MidAmerican Funding purchased MHC. Goodwill is allocated to each reporting unit and is tested at least annually for impairments using a variety of methods, principally discounted projected future net cash flows, with any impairments charged to earnings. MHC completed its annual review as of October 31, 2009. Key assumptions used in the testing include, but are not limited to, the use of estimated future cash flows, earnings before interest, taxes, depreciation and amortization multiples and an appropriate discount rate. In estimating cash flows, MHC incorporates current market information as well as historical factors. During 2009, 2008 and 2007, MHC did not record any goodwill impairments.

(3)	Jointly Owned Utility Facilities

Refer to Note 3 of MidAmerican Energy’s Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

(4)	Regulatory Matters

Refer to Note 4 of MidAmerican Energy’s Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

(5)	Fair Value Measurements

Refer to Note 5 of MidAmerican Energy’s Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

(6)	Investments and Nonregulated Property, Net

Investments and nonregulated property, net includes the following amounts as of December 31 (in millions):

	2009	2008

Nuclear decommissioning trusts	$264	$230
Rabbi trusts	146	133
Auction rate securities	16	16
Non-utility property, net of accumulated depreciation of $10 and $6, respectively	30	16
Coal transportation property, net of accumulated depreciation of $4 and $3, respectively	8	9
Other	8	11
Total	$472	$415

General

In addition to the following discussion, refer to Note 6 of MidAmerican Energy’s Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding the investments included in the table above.

In addition to assets of MidAmerican Energy, non-utility property, net for 2009 includes a corporate aircraft owned by MHC.

(7)	Risk Management and Hedging Activities

Refer to Note 7 of MidAmerican Energy’s Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

(8)	Preferred Securities

Refer to Note 8 of MidAmerican Energy’s Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

(9)	Long-Term Debt

Refer to Note 9 of MidAmerican Energy’s Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

(10)	Short-Term Debt and Revolving Credit Facilities

Refer to Note 10 of MidAmerican Energy’s Notes to Consolidated Financial Statements in Item 8 of this Form 10-K. In addition to MidAmerican Energy’s credit facilities, MHC has a $4 million revolving credit facility, expiring in June 2010, under which zero was outstanding as of December 31, 2009 and 2008.

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

Pension and postretirement costs allocated by MHC to its parent and other affiliates in each of the years ended December 31, were as follows (in millions):

	2009	2008	2007

Pension costs	$8	$10	$11
Other postretirement costs	-	1	-

(13)	Income Taxes

MHC’s income tax expense (benefit) consists of the following for the years ended December 31 (in millions):

	2009	2008	2007
Current:
Federal	$(205)	$(91)	$87
State	(25)	18	20
	(230)	(73)	107
Deferred:
Federal	214	209	33
State	(9)	(7)	(7)
	205	202	26

Investment tax credits	(2)	(2)	(3)
Total income tax expense (benefit)	$(27)	$127	$130

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income taxes is as follows for the years ended December 31:

	2009	2008	2007

Federal statutory income tax rate	35%	35%	35%
Amortization of investment tax credit	(1)	(1)	(1)
State income tax, net of federal income tax benefit	7	6	5
Renewable electricity production tax credits	(22)	(10)	(7)
Repairs deduction	(17)	-	-
Effects of ratemaking	(9)	(2)	(2)
Resolution of potential tax matter	(2)	(1)	-
Other	1	-	(2)
Effective federal and state income tax rate	(8)%	27%	28%

During 2009, MidAmerican Energy changed the method by which it determines current income tax deductions for repairs on certain of its regulated utility assets (the “repairs deduction”), which results in current deductibility for costs that are capitalized for book purposes. The repairs deduction was computed for tax years 1998 and forward and was deducted on the 2008 income tax return. Iowa, MidAmerican Energy’s largest jurisdiction for rate-regulated operations, requires immediate income recognition of such temporary differences. For the year ended December 31, 2009, MidAmerican Energy’s earnings reflect $55 million of net tax benefits recognized for the repairs deduction. Additionally, regulatory assets reflect an increase of $95 million in recognition of MidAmerican Energy’s ability to recover increased tax expense when such temporary differences reverse.

MHC’s net deferred income tax liability consists of the following as of December 31 (in millions):

	2009	2008

Deferred income tax assets:
Regulatory liabilities	$303	$294
Employee benefits	94	128
Nuclear reserves and decommissioning	7	25
Unrealized losses, net	34	28
Fuel cost recoveries	7	13
Uncertain tax benefits	11	13
Asset retirement obligations	88	83
State net operating losses	12	-
Other	42	50
Total deferred income tax assets	598	634

Deferred income tax liabilities:
Depreciable property	(1,122)	(924)
Regulatory assets	(511)	(385)
Other	(10)	(9)
Total deferred income tax liabilities	(1,643)	(1,318)

Net deferred income tax liability	$(1,045)	$(684)
The net deferred income tax liability was reflected as follows on the Consolidated Balance Sheets as of December 31, (in millions).

	2009	2008
Reflected as:
Current assets - other	$8	$16
Deferred income taxes	(1,053)	(700)
Net deferred income tax liability	$(1,045)	$(684)

As of December 31, 2009, MHC has available $12 million of state carryforwards, principally for net operating losses, that expire at various intervals between 2020 and 2029.

As of December 31, 2009 and 2008, net unrecognized tax benefits totaled $44 million and $41 million, respectively, which included $33 million and $22 million, respectively, of unrecognized tax positions, if recognized, would have an impact on the effective tax rate. The remaining unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility. Recognition of these tax benefits, other than applicable interest and penalties, would not affect MHC’s effective tax rate.

The United States Internal Revenue Service has closed examination of MEHC’s income tax returns through 2003, including components related to MHC. In addition, state jurisdictions have closed examination of MHC’s income tax returns through at least 2003.

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

Regulated electric operating revenue and operating income for 2009 decreased principally due to lower wholesale sales prices and reductions in wholesale and retail sales volumes. Income tax expense (benefit) for the regulated electric operating segment reflects the effect of lower pre-tax income, as well as the impact of the repairs deduction discussed in Note 13 and greater renewable electricity production tax credits from the addition of wind-powered generation facilities in 2008.

The following tables provide information on an operating segment basis (in millions):

	Years Ended December 31,
	2009	2008	2007

Operating revenue:
Regulated electric	$1,715	$2,030	$1,934
Regulated gas	857	1,377	1,174
Nonregulated energy	1,121	1,293	1,150
Other	6	15	9
Total operating revenue	$3,699	$4,715	$4,267

Depreciation and amortization:
Regulated electric	$301	$248	$236
Regulated gas	34	33	32
Total depreciation and amortization	$335	$281	$268

Operating income:
Regulated electric	$331	$470	$398
Regulated gas	70	66	53
Nonregulated energy	67	51	62
Other	1	3	1
Total operating income	$469	$590	$514

Interest and dividend income:
Regulated electric	$-	$4	$8
Regulated gas	-	1	1
Other	-	1	3
Total interest and dividend income	-	6	12
Eliminations	-	(1)	(2)
Consolidated	$-	$5	$10

Fixed charges:
Regulated electric	$139	$123	$97
Regulated gas	18	19	16
Other	1	3	4
Total fixed charges	158	145	117
Eliminations	-	(1)	(3)
Consolidated	$158	$144	$114

Income tax expense (benefit):
Regulated electric	$(76)	$90	$91
Regulated gas	22	21	16
Nonregulated energy	27	15	23
Other	-	1	-
Total income taxes	$(27)	$127	$130

Net Income attributable to MHC:
Regulated electric	$275	$285	$263
Regulated gas	35	27	25
Nonregulated energy	39	30	37
Other	-	2	3
Total net income attributable to MHC	$349	$344	$328

	As of December 31,
	2009	2008	2007

Capital expenditures:
Regulated electric	$325	$1,411	$1,159
Regulated gas	43	82	61
Nonregulated energy	1	1	1
Other	1	1	1
Total capital expenditures	$370	$1,495	$1,222

Total assets:
Regulated electric	$8,621	$8,488	$7,301
Regulated gas	1,035	1,051	1,017
Nonregulated energy	221	251	203
Other	27	283	266
Total assets	$9,904	$10,073	$8,787

Goodwill resulting from past business combinations is not amortized. Periodically, such balances are evaluated for possible impairment. Based on MHC’s annual goodwill impairment tests completed as of October 31, 2009, no impairment was indicated for goodwill.

Goodwill by reportable segment as of December 31, 2009 and 2008 was as follows (in millions):

Regulated electric	$1,191
Regulated gas	79
Total	$1,270

(16)	Related Party Transactions

The companies identified as affiliates of MHC are Berkshire Hathaway and its subsidiaries, including MEHC and its subsidiaries. The basis for the following transactions is provided for in service agreements between MHC and the affiliates.

MHC is reimbursed for charges incurred on behalf of its affiliates. The majority of these reimbursed expenses are for allocated employee wages and benefits, insurance, building rent, computer costs, administrative services, travel expenses, and general and administrative expenses: including treasury, legal and accounting functions. The amount of such reimbursements was $51 million, $53 million and $56 million for 2008, 2007 and 2006, respectively.

MHC reimbursed MEHC in the amount of $17 million, $17 million and $12 million in 2009, 2008 and 2007, respectively, for its share of corporate expenses.

Northern Natural Gas Company (“NNG”), a wholly owned subsidiary of MEHC, is one of MidAmerican Energy’s suppliers of natural gas transportation and storage capacity. MidAmerican Energy’s net purchases of natural gas transportation and storage capacity from NNG totaled $55 million, $52 million and $51 million in 2009, 2008 and 2007, respectively.

MHC has a $300 million revolving credit arrangement carrying interest at the 30-day LIBOR rate plus a spread to borrow from MEHC. Outstanding balances are unsecured and due on demand. The outstanding balance was $254 million at an interest rate of 0.485% as of December 31, 2009, and $59 million at an interest rate of 2.161% as of December 31, 2008, and is reflected as note payable to affiliate on the Consolidated Balance Sheet.

MEHC has a $100 million revolving credit arrangement carrying interest at the 30-day LIBOR rate plus a spread to borrow from MHC. Outstanding balances are unsecured and due on demand. There were no borrowings outstanding throughout 2009 and 2008.

MHC settles all obligations of MidAmerican Funding including primarily interest costs on MidAmerican Funding’s long-term debt. Net amounts paid by MHC on behalf of MidAmerican Funding totaled $200 million, $27 million and $26 million for 2009, 2008 and 2007, respectively.

MHC had accounts receivable from affiliates of $5 million and $273 million as of December 31, 2009 and 2008, respectively, that are reflected in receivables and receivable from affiliate on the Consolidated Balance Sheets. MHC also had accounts payable to affiliates of $13 million and $9 million as of December 31, 2009 and 2008, respectively, that are included in accounts payable on the Consolidated Balance Sheets.

In 2009, MHC paid a dividend totaling $471 million to MidAmerican Funding in the form of its receivable from MidAmerican Funding. Additionally in 2009, MidAmerican Funding contributed corporate aircraft, including related deferred income taxes, totaling $9 million to MHC.

MHC recognizes the full amount of the funded status for its pension and postretirement plans, and amounts attributable to MHC’s affiliates that have not previously been recognized through income are recognized as an intercompany balance with such affiliates. MHC adjusts these balances when changes to the funded status of the respective plans are recognized and does not intend to settle the balances currently. Amounts receivable from affiliates attributable to the funded status of employee benefit plans totaled $11 million and $20 million as of December 31, 2009 and 2008, respectively, and similar amounts payable to affiliates totaled $13 million and $5 million, as of December 31, 2009 and 2008, respectively. See Note 12 for further information pertaining to pension and postretirement accounting.

(17)	Non-Operating Other, Net

Non-operating income – other, net; as shown on the Consolidated Statements of Operations, includes the following other income and (expense) items for the years ended December 31 (in millions):

	2009	2008	2007

Corporate-owned life insurance income	$10	$-	$7
Gains on sales of assets and other investments	2	-	-
Income from energy projects and venture capital investments	-	1	-
Impairment of marketable securities	-	(5)	-
Impairment of venture capital investments	(1)	-	-
Other, net	1	-	1
Total	$12	$(4)	$8

Impairment of marketable securities reflects a $5 million loss MidAmerican Energy recorded for its investment in auction rate securities in 2008. Refer to Note 6 for further discussion of MidAmerican Energy’s investment in auction rate securities.

Item 15(a)(2)	Financial Statement Schedules

SCHEDULE I

MIDAMERICAN FUNDING, LLC
PARENT COMPANY ONLY
CONDENSED BALANCE SHEETS
(Amounts in millions)

	As of December 31,
	2009	2008
ASSETS
Current assets:
Receivables from affiliates	$9	$6

Investments in and advances to subsidiaries	3,958	4,060

Total assets	$3,967	$4,066

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Interest accrued and other current liabilities	$13	$17
Current portion of long-term debt	-	175

Payable to affiliate	-	267
Long-term debt	525	525
Other	1	1

Total liabilities	539	985

Member’s equity:
Paid-in capital	1,679	1,670
Retained earnings	1,798	1,471
Accumulated other comprehensive loss, net	(49)	(60)
Total member’s equity	3,428	3,081

Total liabilities and member’s equity	$3,967	$4,066

The notes to MidAmerican Funding, LLC’s consolidated financial statements are an integral part of this financial statement schedule.

SCHEDULE I

MIDAMERICAN FUNDING, LLC
PARENT COMPANY ONLY
CONDENSED STATEMENTS OF OPERATIONS
(Amounts in millions)

	Years Ended December 31,
	2009	2008	2007

Equity in undistributed earnings of subsidiaries	$349	$344	$328
Interest on long-term debt	38	47	47
Income before income taxes	311	297	281
Income tax benefit	(16)	(20)	(19)
Net income	$327	$317	$300

The notes to MidAmerican Funding, LLC’s consolidated financial statements are an integral part of this financial statement schedule.

MIDAMERICAN FUNDING, LLC
PARENT COMPANY ONLY
CONDENSED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2009	2008	2007

Net cash flows from operating activities	$(25)	$(27)	$(26)
Net cash flows from investing activities	-	-	-
Net cash flows from financing activities:
Repayment of long-term debt	(175)	-	-
Net change in amounts receivable from/payable to subsidiary	200	27	26
Net cash flows from financing activities	25	27	26
Net change in cash and cash equivalents	-	-	-
Cash and cash equivalents at beginning of year	-	-	-
Cash and cash equivalents at end of year	$-	$-	$-

The notes to MidAmerican Funding, LLC’s consolidated financial statements are an integral part of this financial statement schedule.

SCHEDULE I

MIDAMERICAN FUNDING, LLC
PARENT COMPANY ONLY
NOTES TO CONDENSED FINANCIAL STATEMENTS

Incorporated by reference are MidAmerican Funding, LLC and Subsidiaries Consolidated Statements of Changes in Equity and Consolidated Statements of Comprehensive Income for the three years ended December 31, 2009, and the related Consolidated Statements of Capitalization as of December 31, 2009 and 2008, in Part II, Item 8.

Basis of Presentation - The condensed financial information of MidAmerican Funding, LLC’s (“MidAmerican Funding’s”) investments in subsidiaries is presented under the equity method of accounting. Under this method, the assets and liabilities of subsidiaries are not consolidated. The investments in and advances to subsidiaries are recorded on the Condensed Balance Sheets. The income from operations of the subsidiaries is reported on a net basis as equity in undistributed earnings of subsidiary companies on the Condensed Statements of Operations.

Payable to Affiliate - MHC, Inc. (“MHC”) settles all obligations of MidAmerican Funding including primarily interest costs on MidAmerican Funding’s long-term debt. Net amounts paid by MHC on behalf of MidAmerican Funding totaled $200 million, $27 million and $26 million for 2009, 2008 and 2007, respectively.

Condensed Statements of Cash Flows Supplemental Disclosure - In 2009, MidAmerican Funding received a dividend of $471 million in the form of MHC’s receivable from MidAmerican Funding. Additionally in 2009, MEHC contributed corporate aircraft, including related deferred income taxes, totaling $9 million to MidAmerican Funding, which was then contributed to MHC.

See the notes to the consolidated MidAmerican Funding financial statements in Part II, Item 8 for other disclosures.

133

SCHEDULE I

MHC INC.
PARENT COMPANY ONLY
CONDENSED BALANCE SHEETS
(Amounts in millions)

	As of December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$1	$-
Receivables from affiliates	-	3

Receivable from parent	-	267
Investments and nonregulated property, net	19	5
Goodwill	1,270	1,270
Investments in and advances to subsidiaries	2,951	2,588

Total assets	$4,241	$4,133

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Payables to affiliates	$277	$72

Deferred income taxes	5	-
Other	1	1

Total liabilities	283	73

Member’s equity:
Paid-in capital	2,430	2,421
Retained earnings	1,577	1,699
Accumulated other comprehensive loss, net	(49)	(60)
Total member’s equity	3,958	4,060

Total liabilities and member’s equity	$4,241	$4,133

The notes to MHC Inc.’s consolidated financial statements are an integral part of this financial statement schedule.

SCHEDULE I

MHC INC.
PARENT COMPANY ONLY
CONDENSED STATEMENTS OF OPERATIONS
(Amounts in millions)

	Years Ended December 31,
	2009	2008	2007

Equity in undistributed earnings of subsidiaries	$350	$345	$330
Other interest expense	1	2	4
Income before income taxes	349	343	326
Income tax benefit	-	(1)	(2)
Net income	$349	$344	$328

The notes to MHC Inc.’s consolidated financial statements are an integral part of this financial statement schedule.

MHC INC.
PARENT COMPANY ONLY
CONDENSED STATEMENTS OF CASH FLOWS
(Amounts in millions)

	Years Ended December 31,
	2009	2008	2007

Net cash flows from operating activities	$-	$(1)	$(4)
Net cash flows from investing activities	-	-	-
Net cash flows from financing activities:
Net change in amounts payable to subsidiaries	6	2	1
Net change in amounts receivable from/payable to parent	(200)	(27)	(26)
Net change in note payable to MidAmerican Energy Holdings Company	195	25	30
Net cash flows from financing activities	1	-	5
Net change in cash and cash equivalents	1	(1)	1
Cash and cash equivalents at beginning of year	-	1	-
Cash and cash equivalents at end of year	$1	$-	$1

The notes to MHC Inc.’s consolidated financial statements are an integral part of this financial statement schedule.

SCHEDULE I

MHC Inc.
PARENT COMPANY ONLY
NOTES TO CONDENSED FINANCIAL STATEMENTS

Incorporated by reference are MHC Inc. and Subsidiaries Consolidated Statements of Changes in Equity and Consolidated Statements of Comprehensive Income for the three years ended December 31, 2009, and the related Consolidated Statements of Capitalization as of December 31, 2009 and 2008, in Part IV, Item 15(c).

Basis of Presentation - The condensed financial information of MHC Inc.’s (“MHC’s”) investments in subsidiaries is presented under the equity method of accounting. Under this method, the assets and liabilities of subsidiaries are not consolidated. The investments in and advances to subsidiaries are recorded on the Condensed Balance Sheets. The income from operations of the subsidiaries is reported on a net basis as equity in undistributed earnings of subsidiary companies on the Condensed Statements of Operations.

Receivable from Parent - MHC settles all obligations of MidAmerican Funding, LLC (“MidAmerican Funding”) including primarily interest costs on MidAmerican Funding’s long-term debt. Net amounts paid by MHC on behalf of MidAmerican Funding totaled $200 million, $27 million and $26 million for 2009, 2008 and 2007, respectively.

Condensed Statements of Cash Flows Supplemental Disclosure - In 2009, MHC paid a dividend totaling $471 million to MidAmerican Funding, LLC (“MidAmerican Funding”) in the form of its receivable from MidAmerican Funding. Additionally in 2009, MidAmerican Funding contributed corporate aircraft, including related deferred income taxes, totaling $9 million to MHC. In 2007, MHC received as a dividend from one of its subsidiaries $45 million of the subsidiary’s receivable from MHC.

See the notes to the consolidated MHC financial statements in Part IV, Item 15(c) for other disclosures.

SCHEDULE II

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2009
(Amounts in millions)

	Column B	Column C		Column E
	Balance at	Additions		Balance
Column A	Beginning	Charged	Column D	at End
Description	of Year	to Income	Deductions	of Year

Reserves Deducted From Assets To Which They Apply:

Reserve for uncollectible accounts receivable:

Year ended 2009	$8	$12	$(11)	$9

Year ended 2008	$9	$12	$(13)	$8

Year ended 2007	$10	$10	$(11)	$9

Reserves Not Deducted From Assets (1):

Year ended 2009	$9	$4	$(4)	$9

Year ended 2008	$12	$2	$(5)	$9

Year ended 2007	$11	$4	$(3)	$12

(1)	Reserves not deducted from assets include estimated liabilities for losses retained by MidAmerican Energy for workers compensation, public liability and property damage claims.

SCHEDULE II

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
MHC INC. AND SUBSIDIARIES
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2009
(Amounts in millions)

	Column B	Column C		Column E
	Balance at	Additions		Balance
Column A	Beginning	Charged	Column D	at End
Description	of Year	to Income	Deductions	of Year

Reserves Deducted From Assets To Which They Apply:

Reserve for uncollectible accounts receivable:

Year ended 2009	$8	$12	$(11)	$9

Year ended 2008	$9	$12	$(13)	$8

Year ended 2007	$10	$10	$(11)	$9

Reserves Not Deducted From Assets (1):

Year ended 2009	$9	$4	$(4)	$9

Year ended 2008	$12	$2	$(5)	$9

Year ended 2007	$12	$3	$(3)	$12

(1)	Reserves not deducted from assets include primarily estimated liabilities for losses retained by MidAmerican Funding and MHC for workers compensation, public liability and property damage claims.

SIGNATURES

MIDAMERICAN ENERGY

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDAMERICAN ENERGY COMPANY
Registrant

Date: March 1, 2010	/s/ William J. Fehrman
William J. Fehrman
President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signatures	Title	Date

/s/ William J. Fehrman	President, Chief Executive Officer and Director	March 1, 2010
William J. Fehrman	(principal executive officer)

/s/ Thomas B. Specketer	Vice President and Controller	March 1, 2010
Thomas B. Specketer	(principal financial and accounting officer)

/s/ Brian K. Hankel	Vice President and Director	March 1, 2010
Brian K. Hankel

/s/ Steven R. Weiss	Senior Vice President and Director	March 1, 2010
Steven R. Weiss

MIDAMERICAN FUNDING, LLC

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDAMERICAN FUNDING, LLC
Registrant

Date: March 1, 2010	/s/ Gregory E. Abel
Gregory E. Abel
President
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signatures	Title	Date

/s/ Gregory E. Abel	President	March 1, 2010
Gregory E. Abel	(principal executive officer)

/s/ Thomas B. Specketer	Vice President and Controller	March 1, 2010
Thomas B. Specketer	(principal financial and accounting officer)

/s/ Patrick J. Goodman	Manager	March 1, 2010
Patrick J. Goodman

/s/ Sandra Hatfield Clubb	Manager	March 1, 2010
Sandra Hatfield Clubb

/s/ Douglas L. Anderson	Manager	March 1, 2010
Douglas L. Anderson

/s/ William J. Fehrman	Manager	March 1, 2010
William J. Fehrman

EXHIBIT INDEX

Exhibits Filed Herewith

MidAmerican Energy

23	Consent of Deloitte & Touche LLP

31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

MidAmerican Funding

3.3	Amendment No. 1 to the Operating Agreement of MidAmerican Funding, LLC dated as of February 9, 2010.

31.3	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.3	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

10.4
First Amendment, dated as of April 15, 2009, to the Amended and Restated Credit Agreement among MidAmerican Energy Company, the lending institutions party hereto, as banks, JPMorgan Chase Bank, N.A., as Administrative Agent, Union Bank of California, N.A., as Syndication Agent, and The Royal Bank of Scotland plc, ABN Amro Bank N.V. and BNP Paribas, as Co-Documentation Agents, dated as of July 6, 2006. (Filed as Exhibit 10.1 to MidAmerican Funding’s and MidAmerican Energy’s joint Quarterly Report on Form 10-Q dated March 31, 2009, Commission File Nos. 333-90553 and 333-15387.)

10.5
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

10.7
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