Form 10-Q
period 2010-03-31
MIDAMERICAN ENERGY CO; MIDAMERICAN FUNDING LLC
filed 2010-05-07
CIK 928576, 1098296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

or

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
Yes  ☐                      No  ☒

All of the member’s equity of MidAmerican Funding, LLC was held by its parent company, MidAmerican Energy Holdings Company as of April 30, 2010.

All common stock of MidAmerican Energy Company is held by its parent company, MHC Inc., which is a direct, wholly owned subsidiary of MidAmerican Funding, LLC. As of April 30, 2010, 70,980,203 shares of MidAmerican Energy Company common stock, without par value, were outstanding.

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
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Energy Company and subsidiary (the “Company”) as of March 31, 2010, and the related consolidated statements of operations, cash flows, changes in equity, and comprehensive income for the three-month periods ended March 31, 2010 and 2009. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and consolidated statement of capitalization (not presented herein) of MidAmerican Energy Company and subsidiary as of December 31, 2009, and the related consolidated statements of operations, cash flows, changes in equity, and comprehensive income for the year then ended (not presented herein); and in our report dated March 1, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2009 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Des Moines, Iowa
May 7, 2010

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	March 31, 2010	December 31, 2009
ASSETS
Utility plant, net:
Electric	$9,316	$9,286
Gas	1,188	1,184
	10,504	10,470
Accumulated depreciation and amortization	(3,668)	(3,641)
	6,836	6,829
Construction work in progress	89	114
Total utility plant, net	6,925	6,943
Current assets:
Cash and cash equivalents	161	87
Receivables, net	395	408
Inventories	110	158
Other	81	93
Total current assets	747	746
Other assets:
Investments and nonregulated property, net	455	447
Regulatory assets	430	397
Other	65	74
Total other assets	950	918
Total assets	$8,622	$8,607

CAPITALIZATION AND LIABILITIES
Capitalization:
MidAmerican Energy common shareholder’s equity	$2,869	$2,929
Preferred securities	30	30
Noncontrolling interests	1	1
Long-term debt, excluding current portion	2,865	2,865
Total capitalization	5,765	5,825
Current liabilities:
Accounts payable	260	259
Taxes accrued	83	97
Interest accrued	37	44
Other	108	90
Total current liabilities	488	490
Other liabilities:
Deferred income taxes	1,088	1,057
Investment tax credits	33	34
Asset retirement obligations	208	205
Regulatory liabilities	716	683
Other	324	313
Total other liabilities	2,369	2,292
Total capitalization and liabilities	$8,622	$8,607

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods Ended March 31,
	2010	2009
Operating revenue:
Regulated electric	$429	$444
Regulated gas	387	388
Nonregulated	319	304
Total operating revenue	1,135	1,136

Operating costs and expenses:
Regulated:
Cost of fuel, energy and capacity	152	136
Cost of gas sold	298	301
Other operating expenses	99	106
Maintenance	49	40
Depreciation and amortization	85	82
Property and other taxes	28	29
	711	694
Nonregulated:
Cost of sales	293	279
Other	6	6
	299	285
Total operating costs and expenses	1,010	979

Operating income	125	157

Non-operating income:
Allowance for equity funds	2	-
Other, net	4	-
Total non-operating income	6	-

Fixed charges:
Interest on long-term debt	39	39
Other interest expense	1	2
Allowance for borrowed funds	(1)	(1)
Total fixed charges	39	40

Income before income tax expense	92	117
Income tax expense	9	18

Net income	83	99
Preferred dividends	-	-

Earnings on common stock	$83	$99

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three-Month Periods Ended March 31,
	2010	2009

Cash flows from operating activities:
Net income	$83	$99
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	85	82
Provision for deferred income taxes, net	18	71
Changes in other assets and liabilities	8	8
Other, net	(1)	15
Changes in other operating assets and liabilities:
Receivables, net	14	63
Inventories	48	27
Derivative collateral, net	4	(31)
Accounts payable	5	(28)
Taxes accrued	11	(41)
Other current assets and liabilities	(6)	(15)
Net cash flows from operating activities	269	250

Cash flows from investing activities:
Utility construction expenditures	(69)	(121)
Purchases of available-for-sale securities	(32)	(110)
Proceeds from sales of available-for-sale securities	29	99
Decrease in restricted cash and short-term investments	1	4
Other, net	1	10
Net cash flows from investing activities	(70)	(118)

Cash flows from financing activities:
Dividends	(125)	-
Net repayments of short-term debt	-	(134)
Net cash flows from financing activities	(125)	(134)

Net change in cash and cash equivalents	74	(2)
Cash and cash equivalents at beginning of period	87	9
Cash and cash equivalents at end of period	$161	$7

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
(Amounts in millions)

	MidAmerican Energy Shareholders’ Equity
			Accumulated
			Other
	Common	Retained	Comprehensive	Preferred	Noncontrolling	Total
	Stock	Earnings	Loss, Net	Securities	Interests	Equity

Balance, January 1, 2009	$561	$2,068	$(60)	$30	$1	$2,600
Net income	-	99	-	-	-	99
Other comprehensive loss	-	-	(32)	-	-	(32)
Balance, March 31, 2009	$561	$2,167	$(92)	$30	$1	$2,667

Balance, January 1, 2010	$561	$2,417	$(49)	$30	$1	$2,960
Net income	-	83	-	-	-	83
Other comprehensive loss	-	-	(18)	-	-	(18)
Dividends	-	(125)	-	-	-	(125)
Balance, March 31, 2010	$561	$2,375	$(67)	$30	$1	$2,900

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY COMPANYAND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in millions)

	Three-Month Periods Ended March 31,
	2010	2009

Net income	$83	$99

Other comprehensive income (loss):
Unrealized losses on available-for-sale securities:
Unrealized losses during period-
Before income taxes	(3)	-
Income tax benefit	1	-
Net unrealized losses	(2)	-

Unrealized losses on cash flow hedges:
Unrealized losses during period-
Before income taxes	(38)	(76)
Income tax benefit	15	31
	(23)	(45)
Less realized losses reflected in net income during period-
Before income taxes	(11)	(22)
Income tax benefit	4	9
	(7)	(13)
Net unrealized losses	(16)	(32)

Other comprehensive loss	(18)	(32)

Comprehensive income	$65	$67

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	General

MidAmerican Energy Company (“MidAmerican Energy”) is a public utility with electric and natural gas operations and is the principal subsidiary of MHC Inc. (“MHC”). MHC is the direct, wholly owned subsidiary of MidAmerican Funding, LLC (“MidAmerican Funding”), which is an Iowa limited liability company with MidAmerican Energy Holdings Company (“MEHC”) as its sole member. MEHC is a consolidated subsidiary of Berkshire Hathaway Inc.

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the United States Securities and Exchange Commission’s rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the Consolidated Financial Statements as of March 31, 2010, and for the three-month periods ended March 31, 2010 and 2009. The results of operations for the three-month period ended March 31, 2010, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in MidAmerican Energy’s Annual Report on Form 10-K for the year ended December 31, 2009, describes the most significant accounting policies used in the preparation of the Consolidated Financial Statements. There have been no significant changes in MidAmerican Energy’s assumptions regarding significant accounting estimates and policies during the three-month period ended March 31, 2010.

(2)	New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06 (“ASU No. 2010-06”), which amends FASB Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures.” ASU No. 2010-06 requires disclosure of (a) the amount of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and the reasons for those transfers and (b) gross presentation of purchases, sales, issuances and settlements in the Level 3 fair value measurement rollforward. This guidance clarifies that existing fair value measurement disclosures should be presented for each class of assets and liabilities. The existing disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements have also been clarified to ensure such disclosures are presented for the Levels 2 and 3 fair value measurements. MidAmerican Energy adopted this guidance as of January 1, 2010, with the exception of the disclosure requirement to present purchases, sales, issuances and settlements gross in the Level 3 fair value measurement rollforward, which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption did not have a material impact on MidAmerican Energy’s disclosures included within Notes to Consolidated Financial Statements.

In June 2009, the FASB issued authoritative guidance (which was codified into ASC Topic 810, “Consolidation,” with the issuance of ASU No. 2009-17) that requires a primarily qualitative analysis to determine if an enterprise is the primary beneficiary of a variable interest entity. This analysis is based on whether the enterprise has (a) the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. In addition, enterprises are required to more frequently reassess whether an entity is a variable interest entity and whether the enterprise is the primary beneficiary of the variable interest entity. Finally, the guidance for consolidation or deconsolidation of a variable interest entity is amended and disclosure requirements about an enterprise’s involvement with a variable interest entity are enhanced. MidAmerican Energy adopted this guidance as of January 1, 2010, on a prospective basis, and the adoption did not have a material impact on MidAmerican Energy’s consolidated financial results and disclosures included within Notes to Consolidated Financial Statements.

(3)	Fair Value Measurements

The carrying amounts of MidAmerican Energy’s cash, certain cash equivalents, receivables, payables, accrued liabilities and short-term borrowings approximate fair value because of the short-term maturity of these instruments. MidAmerican Energy has various financial assets and liabilities that are measured at fair value on the Consolidated Financial Statements using inputs from the three levels of the fair value hierarchy. A financial asset or liability classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The three levels are as follows:

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

The following table presents MidAmerican Energy’s assets and liabilities recognized on the Consolidated Balance Sheet and measured at fair value on a recurring basis as of March 31, 2010 (in millions):

	Input Levels for Fair Value Measurements
Description	Level 1	Level 2	Level 3	Other(1)	Total

Assets:
Commodity derivatives	$4	$34	$34	$(26)	$46
Investments in available-for-sale securities:
Money market mutual funds(2)	155	-	-	-	155
Debt securities	75	41	13	-	129
Equity securities	158	-	-	-	158
	$392	$75	$47	$(26)	$488

Liabilities:
Commodity derivatives	$(10)	$(108)	$(7)	$42	$(83)

(1)	Primarily represents netting under master netting arrangements and a net cash collateral receivable of $16 million.

(2)	Amounts are included in cash and cash equivalents and investments and nonregulated property, net on the Consolidated Balance Sheet. The fair value of these money market mutual funds approximates cost.

The following table presents MidAmerican Energy’s assets and liabilities recognized on the Consolidated Balance Sheet and measured at fair value on a recurring basis as of December 31, 2009 (in millions):

	Input Levels for Fair Value Measurements
Description	Level 1	Level 2	Level 3	Other(1)	Total

Assets:
Commodity derivatives	$3	$23	$30	$(19)	$37
Investments in available-for-sale securities:
Money market mutual funds(2)	71	-	-	-	71
Debt securities	69	46	16	-	131
Equity securities	149	-	-	-	149
	$292	$69	$46	$(19)	$388

Liabilities:
Commodity derivatives	$(5)	$(85)	$(9)	$43	$(56)

(1)	Primarily represents netting under master netting arrangements and a net cash collateral receivable of $24 million.

(2)	Amounts are included in cash and cash equivalents and investments and nonregulated property, net on the Consolidated Balance Sheet. The fair value of these money market mutual funds approximates cost.

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

The following table reconciles the beginning and ending balances of MidAmerican Energy’s assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs for the three-month periods ended March 31 (in millions):

	2010		2009
	Commodity	Debt	Commodity	Debt
	Derivatives	Securities	Derivatives	Securities

Beginning balance	$21	$16	$40	$16
Changes included in earnings(1)	9	-	18	-
Changes in fair value recognized in other comprehensive income	-	(3)	-	-
Changes in fair value recognized in regulatory assets and liabilities	3	-	15	-
Settlements	(6)	-	(22)	-
Ending balance	$27	$13	$51	$16

(1)
Changes included in earnings are reported as nonregulated operating revenue on the Consolidated Statements of Operations. Net unrealized gains  included in earnings for the three-month periods ended March 31, 2010 and 2009, related to commodity derivatives held at March 31, 2010 and 2009, totaled $9 million and $14 million, respectively.

MidAmerican Energy’s long-term debt is carried at cost on the Consolidated Financial Statements. The fair value of MidAmerican Energy’s long-term debt has been estimated based upon quoted market prices, where available, or at the present value of future cash flows discounted at rates consistent with comparable maturities with similar credit risks. The carrying value of MidAmerican Energy’s variable-rate long-term debt approximates fair value because of the frequent repricing of these instruments at market rates. The following table presents the carrying value and estimated fair value of MidAmerican Energy’s long-term debt (in millions):

	As of March 31, 2010		As of December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$2,865	$3,056	$2,865	$3,054

(4)	Risk Management and Hedging Activities

MidAmerican Energy is exposed to the impact of market fluctuations in commodity prices and interest rates. MidAmerican Energy is principally exposed to electricity and natural gas commodity price risk as it has an obligation to serve retail customer load in its regulated service territory. MidAmerican Energy also provides nonregulated retail natural gas and electricity services in competitive markets. MidAmerican Energy’s load and generation assets represent substantial underlying commodity positions. Exposures to commodity prices consist mainly of variations in the price of fuel required to generate electricity, wholesale electricity that is purchased and sold, and natural gas supply for regulated and nonregulated retail customers. Electricity and natural gas prices are subject to wide price swings as supply and demand for these commodities are impacted by, among many other unpredictable items, changing weather, market liquidity, generating facility availability, customer usage, storage, and transmission and transportation constraints. Interest rate risk exists on variable-rate debt, commercial paper and future debt issuances. MidAmerican Energy does not engage in a material amount of proprietary trading activities.

MidAmerican Energy has established a risk management process that is designed to identify, assess, monitor, report, manage and mitigate each of the various types of risk involved in its business. To mitigate a portion of its commodity risk, MidAmerican Energy uses commodity derivative contracts, including forwards, futures, options, swaps and other agreements, to effectively secure future supply or sell future production generally at fixed prices. MidAmerican Energy manages its interest rate risk by limiting its exposure to variable interest rates and by monitoring market changes in interest rates. MidAmerican Energy may from time to time enter into interest rate derivative contracts, such as interest rate swaps or locks, to mitigate its exposure to interest rate risk. MidAmerican Energy does not hedge all of its commodity price and interest rate risks, thereby exposing the unhedged portion to changes in market prices.

There have been no significant changes in MidAmerican Energy’s accounting policies related to derivatives. Refer to Note 3 for additional information on derivative contracts.

The following tables, which exclude contracts that qualify for the normal purchases or normal sales exception afforded by GAAP, summarize the fair value of MidAmerican Energy’s derivative contracts, on a gross basis, and reconcile those amounts to the amounts presented on a net basis on the Consolidated Balance Sheets (in millions):

	As of March 31, 2010
	Current	Other	Current	Other
	Assets	Assets	Liabilities	Liabilities
	- Other	- Other	- Other	- Other	Total

Not designated as hedging contracts(1)(2):
Commodity assets	$50	$9	$12	$-	$71
Commodity liabilities	(3)	-	(25)	(7)	(35)
Total	47	9	(13)	(7)	36

Designated as hedging contracts(1):
Commodity assets	-	-	1	-	1
Commodity liabilities	-	-	(63)	(27)	(90)
Total	-	-	(62)	(27)	(89)

Total derivatives	47	9	(75)	(34)	(53)
Cash collateral (payable) receivable	(10)	-	26	-	16
Total derivatives - net basis	$37	$9	$(49)	$(34)	$(37)

	As of December 31, 2009
	Current	Other	Current	Other
	Assets	Assets	Liabilities	Liabilities
	- Other	- Other	- Other	- Other	Total
Not designated as hedging contracts(1)(2):
Commodity assets	$28	$9	$14	$-	$51
Commodity liabilities	(1)	-	(27)	(4)	(32)
Total	27	9	(13)	(4)	19

Designated as hedging contracts(1):
Commodity assets	1	-	3	1	5
Commodity liabilities	-	-	(44)	(23)	(67)
Total	1	-	(41)	(22)	(62)

Total derivatives	28	9	(54)	(26)	(43)
Cash collateral receivable	-	-	23	1	24
Total derivatives - net basis	$28	$9	$(31)	$(25)	$(19)

(1)	Derivative contracts within these categories are subject to master netting arrangements and are presented on a net basis on the Consolidated Balance Sheet.

(2)
The majority of MidAmerican Energy’s commodity derivatives not designated as hedging contracts are included in regulated rates and as of March 31, 2010 and December 31, 2009, a net regulatory liability of $28 million and $14 million, respectively, was recorded related to the net derivative asset of $36 million and $19 million, respectively.

Not Designated as Hedging Contracts

For MidAmerican Energy’s regulated electric and regulated gas commodity derivatives not designated as hedging contracts, the settled amount is generally included in regulated rates. Accordingly, the net unrealized gains and losses associated with interim price movements on contracts that are accounted for as derivatives and probable of inclusion in regulated rates are recorded as net regulatory assets or liabilities. The following table reconciles the beginning and ending balances of MidAmerican Energy’s net regulatory assets (liabilities) and summarizes the pre-tax gains and losses on commodity derivative contracts recognized in net regulatory assets (liabilities), as well as amounts reclassified to earnings for the three-month periods ended March 31 (in millions):

	2010	2009

Beginning balance	$(14)	$4
Changes in fair value recognized in net regulatory assets (liabilities)	(17)	(28)
Gains reclassified to earnings - operating revenue	1	13
Gains reclassified to earnings - cost of fuel, energy and capacity	6	4
Losses reclassified to earnings - cost of gas sold	(4)	(63)
Ending balance	$(28)	$(70)

For most of MidAmerican Energy’s commodity derivative contracts not designated as hedging contracts and for which changes in fair value are not recorded as a net regulatory asset or liability, unrealized gains and losses are recognized on the Consolidated Statements of Operations as nonregulated operating revenue for sales contracts and as nonregulated cost of sales for purchase contracts and electricity and natural gas swap contracts. MidAmerican Energy also had a weather derivative contract for which unrealized gains and losses were recognized in regulated cost of gas sold. The following table summarizes the pre-tax gains (losses) included within the Consolidated Statements of Operations associated with MidAmerican Energy’s commodity derivative contracts not designated as hedging contracts and not recorded as a net regulatory asset or liability for the three-month periods ended March 31 (in millions):

	2010	2009

Nonregulated operating revenue	$10	$18
Regulated cost of gas sold	3	1
Nonregulated cost of sales	(7)	(15)
Total	$6	$4

Designated as Hedging Contracts

MidAmerican Energy uses commodity derivative contracts accounted for as cash flow hedges to hedge electricity and natural gas commodity prices for delivery to nonregulated customers.

The following table reconciles the beginning and ending balances of MidAmerican Energy’s accumulated other comprehensive loss (pre-tax) and summarizes pre-tax gains and losses on commodity derivative contracts designated and qualifying as cash flow hedges recognized in other comprehensive income (“OCI”), as well as amounts reclassified to earnings, for the three-month periods ended March 31 (in millions):

	2010	2009

Beginning balance	$63	$80
Losses recognized in OCI	38	76
Losses reclassified to earnings - nonregulated cost of sales	(11)	(22)
Ending balance	$90	$134

Realized gains and losses on all hedges and hedge ineffectiveness are recognized in income as nonregulated operating revenue or nonregulated cost of sales depending upon the nature of the item being hedged. For the three-month periods ended March 31, 2010 and 2009, hedge ineffectiveness was insignificant. As of March 31, 2010, MidAmerican Energy had cash flow hedges with expiration dates extending through December 2013, and $62 million of pre-tax net unrealized losses are forecasted to be reclassified from accumulated other comprehensive loss into earnings over the next twelve months as contracts settle.

Commodity Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding commodity derivative contracts with fixed price terms that comprise the mark-to-market values as of March 31 (in millions):

	Unit of Measure	2010	2009

Electricity purchases	Megawatt hours	3	4
Natural gas purchases	Decatherms	9	9
Fuel purchases	Gallons	4	7

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

MidAmerican Energy also has potential indirect credit exposure to other market participants in the regional transmission organization (“RTO”) markets where it actively participates, including the Midwest Independent Transmission System Operator, Inc., the PJM Interconnection, L.L.C., and the Electric Reliability Council of Texas. In the event of a default by a RTO market participant on its market-related obligations, losses are allocated among all other market participants in proportion to each participant’s share of overall market activity during the period of time the loss was incurred. Transactional activities of MidAmerican Energy and other participants in organized RTO markets are governed by credit policies specified in each respective RTO’s governing tariff or related business practices. Credit policies of RTO’s, which have been developed through extensive stakeholder participation, generally seek to minimize potential loss in the event of a market participant default without unnecessarily inhibiting access to the marketplace. MidAmerican Energy’s share of historical losses from defaults by other RTO market participants has not been material.

Collateral and Contingent Features

In accordance with industry practice, certain derivative contracts contain provisions that require MidAmerican Energy to maintain specific credit ratings from one or more of the major credit rating agencies on its senior unsecured debt. These derivative contracts may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels (“credit-risk-related contingent features”) or provide the right for counterparties to demand “adequate assurance” in the event of a material adverse change in MidAmerican Energy’s creditworthiness. These rights can vary by contract and by counterparty. As of March 31, 2010, MidAmerican Energy’s credit ratings from the three recognized credit rating agencies were investment grade.

The aggregate fair value of MidAmerican Energy’s derivative contracts in liability positions with specific credit-risk-related contingent features totaled $113 million and $84 million as of March 31, 2010 and December 31, 2009, respectively, for which MidAmerican Energy had posted collateral of $26 million and $19 million, respectively. If all credit-risk-related contingent features for derivative contracts in liability positions had been triggered as of March 31, 2010 and December 31, 2009, MidAmerican Energy would have been required to post $82 million and $52 million, respectively, of additional collateral. MidAmerican Energy’s collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings or other factors.

(5)	Employee Benefit Plans

MidAmerican Energy sponsors a noncontributory defined benefit pension plan covering a majority of all employees of MEHC and its domestic energy subsidiaries other than PacifiCorp. MidAmerican Energy also sponsors certain postretirement healthcare and life insurance benefits covering substantially all retired employees of MEHC and its domestic energy subsidiaries other than PacifiCorp. Net periodic benefit cost for pension and other postretirement benefit plans included the following components for the three-month periods ended March 31 (in millions):

	Pension		Other Postretirement
	2010	2009	2010	2009

Service cost	$4	$4	$1	$1
Interest cost	10	8	3	3
Expected return on plan assets	(9)	(8)	(3)	(2)
Net amortization	-	-	-	1
Net periodic benefit cost	$5	$4	$1	$3

Employer contributions to the pension and other postretirement benefit plans are expected to be $8 million and $8 million, respectively, during 2010. As of March 31, 2010, $2 million and $1 million of contributions had been made to the pension and other postretirement benefit plans, respectively.

In March 2010, the President signed into law healthcare reform legislation that included provisions to eliminate the tax deductibility of other postretirement costs to the extent of retiree drug subsidies received from the federal government beginning after December 31, 2012. Accordingly, MidAmerican Energy increased deferred income tax liabilities and, consistent with the expectation that such additional income tax expense amounts are probable of inclusion in regulated rates,  recorded an $11 million increase to regulatory assets.

(6)	Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense is as follows for the three-month periods ended March 31:

	2010	2009

Federal statutory income tax rate	35%	35%
Amortization of investment tax credit	(1)	(1)
State income tax, net of federal income tax benefit	6	7
Renewable electricity production tax credits	(25)	(18)
Effects of ratemaking	(5)	(6)
Other	-	(2)
Effective federal and state income tax rate	10%	15%

(7)	Commitments and Contingencies

MidAmerican Energy is party to a variety of legal actions arising out of the normal course of business. Plaintiffs occasionally seek punitive or exemplary damages. MidAmerican Energy does not believe that such normal and routine litigation will have a material impact on its consolidated financial results.

(8)	Components of Accumulated Other Comprehensive Loss, Net

Accumulated other comprehensive loss, net consists of the following components (in millions):

	As of
	March 31,	December 31,
	2010	2009

Fair value adjustment on cash flow hedges, net of tax of $(36) and $(25)	$(54)	$(38)
Unrealized losses on available-for-sale securities, net of tax of $(9) and $(8)	(13)	(11)
Total accumulated other comprehensive loss, net	$(67)	$(49)

(9)	Segment Information

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

The following tables provide information on a reportable operating segment basis (in millions):

	Three-Month Periods Ended March 31,
	2010	2009
Operating revenue:
Regulated electric	$429	$444
Regulated gas	387	388
Nonregulated energy	319	304
Total operating revenue	$1,135	$1,136

Depreciation and amortization:
Regulated electric	$76	$74
Regulated gas	9	8
Total depreciation and amortization	$85	$82

Operating income:
Regulated electric	$62	$97
Regulated gas	43	43
Nonregulated energy	20	17
Total operating income	$125	$157

	As of
	March 31,	December 31,
	2010	2009
Total assets:
Regulated electric	$7,502	$7,430
Regulated gas	880	956
Nonregulated energy	240	221
Total assets	$8,622	$8,607

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Member
MidAmerican Funding, LLC
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Funding, LLC and subsidiaries (the “Company”) as of March 31, 2010, and the related consolidated statements of operations, cash flows, changes in equity, and comprehensive income for the three-month periods ended March 31, 2010 and 2009. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and consolidated statement of capitalization (not presented herein) of MidAmerican Funding, LLC and subsidiaries as of December 31, 2009, and the related consolidated statements of operations, cash flows, changes in equity, and comprehensive income for the year then ended (not presented herein); and in our report dated March 1, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2009 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Des Moines, Iowa
May 7, 2010

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	March 31, 2010	December 31, 2009
ASSETS
Utility plant, net:
Electric	$9,316	$9,286
Gas	1,188	1,184
	10,504	10,470
Accumulated depreciation and amortization	(3,668)	(3,641)
	6,836	6,829
Construction work in progress	89	114
Total utility plant, net	6,925	6,943
Current assets:
Cash and cash equivalents	161	88
Receivables, net	395	412
Inventories	110	158
Other	86	93
Total current assets	752	751
Other assets:
Investments and nonregulated property, net	481	472
Goodwill	1,270	1,270
Regulatory assets	430	397
Other	65	75
Total other assets	2,246	2,214
Total assets	$9,923	$9,908

CAPITALIZATION AND LIABILITIES
Capitalization:
MidAmerican Funding member’s equity	$3,487	$3,428
Noncontrolling interests	31	31
Long-term debt, excluding current portion	3,190	3,390
Total capitalization	6,708	6,849
Current liabilities:
Current portion of long-term debt	200	-
Note payable to affiliate	143	254
Accounts payable	260	259
Taxes accrued	83	98
Interest accrued	40	56
Other	108	90
Total current liabilities	834	757
Other liabilities:
Deferred income taxes	1,085	1,053
Investment tax credits	33	34
Asset retirement obligations	208	205
Regulatory liabilities	716	683
Other	339	327
Total other liabilities	2,381	2,302
Total capitalization and liabilities	$9,923	$9,908

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods Ended March 31,
	2010	2009
Operating revenue:
Regulated electric	$429	$444
Regulated gas	387	388
Nonregulated	319	304
Total operating revenue	1,135	1,136

Operating costs and expenses:
Regulated:
Cost of fuel, energy and capacity	152	136
Cost of gas sold	298	301
Other operating expenses	99	106
Maintenance	49	40
Depreciation and amortization	85	82
Property and other taxes	28	29
	711	694
Nonregulated:
Cost of sales	293	279
Other	6	7
	299	286
Total operating costs and expenses	1,010	980

Operating income	125	156

Non-operating income:
Interest and dividend income	-	1
Allowance for equity funds	2	-
Other, net	4	1
Total non-operating income	6	2

Fixed charges:
Interest on long-term debt	48	50
Other interest expense	1	2
Allowance for borrowed funds	(1)	(1)
Total fixed charges	48	51

Income before income tax expense	83	107
Income tax expense	6	14

Net income	77	93
Net income attributable to noncontrolling interests	-	-

Net income attributable to MidAmerican Funding	$77	$93

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three-Month Periods Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$77	$93
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	85	82
Provision for deferred income taxes, net	19	70
Changes in other assets and liabilities	8	8
Other, net	(1)	16
Changes in other operating assets and liabilities:
Receivables, net	17	67
Inventories	48	27
Derivative collateral, net	4	(31)
Accounts payable	6	(27)
Taxes accrued	6	(44)
Other current assets and liabilities	(15)	(28)
Net cash flows from operating activities	254	233

Cash flows from investing activities:
Utility construction expenditures	(69)	(121)
Purchases of available-for-sale securities	(32)	(110)
Proceeds from sales of available-for-sale securities	29	99
Decrease in restricted cash and short-term investments	1	4
Other, net	1	10
Net cash flows from investing activities	(70)	(118)

Cash flows from financing activities:
Repayments of long-term debt	-	(175)
Net change in note payable to affiliate	(111)	192
Net repayments of short-term debt	-	(134)
Net cash flows from financing activities	(111)	(117)

Net change in cash and cash equivalents	73	(2)
Cash and cash equivalents at beginning of period	88	10
Cash and cash equivalents at end of period	$161	$8

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
(Amounts in millions)

	MidAmerican Funding Member’s Equity
			Accumulated
			Other
	Paid-in	Retained	Comprehensive	Noncontrolling	Total
	Capital	Earnings	Loss, Net	Interests	Equity

Balance, January 1, 2009	$1,670	$1,471	$(60)	$31	$3,112
Net income	-	93	-	-	93
Other comprehensive loss	-	-	(32)	-	(32)
Balance, March 31, 2009	$1,670	$1,564	$(92)	$31	$3,173

Balance, January 1, 2010	$1,679	$1,798	$(49)	$31	$3,459
Net income	-	77	-	-	77
Other comprehensive loss	-	-	(18)	-	(18)
Balance, March 31, 2010	$1,679	$1,875	$(67)	$31	$3,518

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in millions)

	Three-Month Periods Ended March 31,
	2010	2009

Net income	$77	$93

Other comprehensive income (loss):
Unrealized losses on available-for-sale securities:
Unrealized losses during period-
Before income taxes	(3)	-
Income tax benefit	1	-
Net unrealized losses	(2)	-

Unrealized losses on cash flow hedges:
Unrealized losses during period-
Before income taxes	(38)	(76)
Income tax benefit	15	31
	(23)	(45)
Less realized losses reflected in net income during period-
Before income taxes	(11)	(22)
Income tax benefit	4	9
	(7)	(13)
Net unrealized losses	(16)	(32)

Other comprehensive loss	(18)	(32)

Comprehensive income	59	61
Comprehensive income attributable to noncontrolling interests	-	-

Comprehensive income attributable to MidAmerican Funding	$59	$61

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	General

MidAmerican Funding, LLC (“MidAmerican Funding”) is an Iowa limited liability company with MidAmerican Energy Holdings Company (“MEHC”) as its sole member. MEHC is a consolidated subsidiary of Berkshire Hathaway Inc. MidAmerican Funding’s direct, wholly owned subsidiary is MHC Inc. (“MHC”), which constitutes substantially all of MidAmerican Funding’s assets, liabilities and business activities except those related to MidAmerican Funding’s long-term debt securities. MHC conducts no business other than the ownership of its subsidiaries and related corporate services. MHC’s principal subsidiary is MidAmerican Energy Company (“MidAmerican Energy”), a public utility with electric and natural gas operations. Direct, wholly owned nonregulated subsidiaries of MHC are Midwest Capital Group, Inc. and MEC Construction Services Co.

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the United States Securities and Exchange Commission’s rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the Consolidated Financial Statements as of March 31, 2010, and for the three-month periods ended March 31, 2010 and 2009. The results of operations for the three-month period ended March 31, 2010, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in MidAmerican Funding’s Annual Report on Form 10-K for the year ended December 31, 2009, describes the most significant accounting policies used in the preparation of the Consolidated Financial Statements. There have been no significant changes in MidAmerican Funding’s assumptions regarding significant accounting estimates and policies during the three-month period ended March 31, 2010.

(2)	New Accounting Pronouncements

Refer to Note 2 of MidAmerican Energy’s Notes to Consolidated Financial Statements.

(3)	Fair Value Measurements

Refer to Note 3 of MidAmerican Energy’s Notes to Consolidated Financial Statements.

MidAmerican Funding’s long-term debt is carried at cost on the Consolidated Financial Statements. The fair value of MidAmerican Funding’s long-term debt has been estimated based upon quoted market prices, where available, or at the present value of future cash flows discounted at rates consistent with comparable maturities with similar credit risks. The carrying value of MidAmerican Funding’s variable-rate long-term debt approximates fair value because of the frequent repricing of these instruments at market rates. The following table presents the carrying value and estimated fair value of MidAmerican Funding’s long-term debt (in millions):

	As of March 31, 2010		As of December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$3,390	$3,620	$3,390	$3,634

(4)	Risk Management and Hedging Activities

Refer to Note 4 of MidAmerican Energy’s Notes to Consolidated Financial Statements.

(5)	Employee Benefit Plans

Refer to Note 5 of MidAmerican Energy’s Notes to Consolidated Financial Statements.

(6)	Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense is as follows for the three-month periods ended March 31:

	2010	2009

Federal statutory income tax rate	35%	35%
Amortization of investment tax credit	(1)	(1)
State income tax, net of federal income tax benefit	6	7
Renewable electricity production tax credits	(27)	(20)
Effects of ratemaking	(6)	(7)
Other	-	(1)
Effective federal and state income tax rate	7%	13%

(7)	Commitments and Contingencies

MidAmerican Funding is party to a variety of legal actions arising out of the normal course of business. Plaintiffs occasionally seek punitive or exemplary damages. MidAmerican Funding does not believe that such normal and routine litigation will have a material impact on its consolidated financial results.

(8)	Components of Accumulated Other Comprehensive Loss, Net

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

The following tables provide information on a reportable operating segment basis (in millions):

	Three-Month Periods Ended March 31,
	2010	2009
Operating revenue:
Regulated electric	$429	$444
Regulated gas	387	388
Nonregulated energy	319	304
Total operating revenue	$1,135	$1,136

Depreciation and amortization:
Regulated electric	$76	$74
Regulated gas	9	8
Total depreciation and amortization	$85	$82

Operating income:
Regulated electric	$62	$97
Regulated gas	43	43
Nonregulated energy	20	17
Other	-	(1)
Total operating income	$125	$156

	As of
	March 31,	December 31,
	2010	2009
Total assets(1):
Regulated electric	$8,693	$8,621
Regulated gas	959	1,035
Nonregulated energy	240	221
Other	31	31
Total assets	$9,923	$9,908

(1)	Total assets by operating segment reflect the assignment of goodwill to applicable reporting units.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MidAmerican Funding, LLC (“MidAmerican Funding”) is an Iowa limited liability company whose sole member is MidAmerican Energy Holdings Company (“MEHC”). MidAmerican Funding owns all of the outstanding common stock of MHC Inc. (“MHC”), which owns all of the common stock of MidAmerican Energy Company (“MidAmerican Energy”), Midwest Capital Group, Inc. and MEC Construction Services Co. MHC, MidAmerican Funding and MEHC are headquartered in Des Moines, Iowa.

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

This discussion should be read in conjunction with the historical unaudited Consolidated Financial Statements and Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q. MidAmerican Energy’s and MidAmerican Funding’s actual results in the future could differ significantly from the historical results.

Forward-Looking Statements

This report contains statements that do not directly or exclusively relate to historical facts. These statements are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements can typically be identified by the use of forward-looking words, such as “may,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “intend,” “potential,” “plan,” “forecast,” and similar terms. These statements are based upon MidAmerican Funding’s and MidAmerican Energy’s current intentions, assumptions, expectations and beliefs and are subject to risks, uncertainties and other important factors. Many of these factors are outside the control of MidAmerican Funding or MidAmerican Energy and could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include, among others:

•	general economic, political and business conditions in the jurisdictions in which MidAmerican Energy’s facilities operate;

•	changes in federal, state and local governmental, legislative, or regulatory requirements affecting MidAmerican Energy or the electric or gas utility industries;

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

•	increases in employee healthcare costs;

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

Results of Operations for the First Quarter of 2010 and 2009

Earnings Overview

MidAmerican Energy -

MidAmerican Energy’s earnings on common stock for the first quarter of 2010 was $83 million, a decrease of $16 million, or 16%, compared to 2009, and operating income decreased $32 million for the first quarter of 2010. The decreases were primarily due to lower margins for electric wholesale sales as a result of lower average prices and higher cost of sales, as well as lower volumes due mostly to reduced availability of electric capacity resulting from the expiration of one of MidAmerican Energy’s power purchase agreements.

MidAmerican Funding -

Net income attributable to MidAmerican Funding for the first quarter of 2010 was $77 million, a decrease of $16 million, or 17%, compared to 2009 due to the reduction in MidAmerican Energy’s earnings.

Regulated Electric Gross Margin

	First Quarter
	2010	2009	Change
Gross margin (in millions):
Operating revenue	$429	$444	$(15)	(3	) %
Less - cost of fuel, energy and capacity	152	136	16	12
Electric gross margin	$277	$308	$(31)	(10)

Sales (Gigawatt hours (“GWh”)):
Retail	5,218	5,057	161	3%
Wholesale	3,564	3,911	(347)	(9)
Total	8,782	8,968	(186)	(2)

Electric gross margin for 2010 decreased $31 million compared to 2009. Wholesale gross margin decreased a total of $36 million primarily due to a $30 million reduction from a lower average margin per megawatt hour sold resulting from lower average prices in the market and increased fuel costs. Additionally, wholesale volumes decreased 9% primarily from reduced electric capacity due to the expiration of one of MidAmerican Energy’s power purchase agreements, resulting in a $6 million decrease in wholesale gross margin. Wholesale includes sales of energy to markets operated by regional transmission organizations, other utilities, municipalities and marketers. Retail gross margin increased $5 million compared to 2009 primarily due to a 3% improvement in sales volumes as a result of customer growth, colder temperatures in the service territory and other usage influences.

Regulated Gas Gross Margin

	First Quarter
	2010	2009	Change
Gross margin (in millions):
Operating revenue	$387	$388	$(1)	-%
Less - cost of gas sold	298	301	(3)	(1)
Gas gross margin	$89	$87	$2	2

Sales (000’s decatherms (“Dths”)):
Retail	39,043	37,976	1,067	3%
Wholesale	10,155	14,393	(4,238)	(29)
Total	49,198	52,369	(3,171)	(6)

Regulated gas revenue includes purchased gas adjustment clauses through which MidAmerican Energy is allowed to recover the cost of gas sold from its retail gas utility customers. Consequently, fluctuations in the cost of gas sold do not directly affect gross margin or net income because regulated gas revenue reflects comparable fluctuations through the purchased gas adjustment clauses. Compared to 2009, MidAmerican Energy’s average per-unit cost of gas sold increased 5%, resulting in a $15 million increase in gas revenue and cost of gas sold for 2010. That increase was more than offset by a 29% decrease in wholesale sales volumes compared to 2009. The improvement in gas gross margin was due to an increase in retail sales volumes as a result of colder temperatures during 2010.

Regulated Operating Costs and Expenses

Other operating expenses of $99 million for 2010 decreased $7 million compared to 2009 reflecting a $2 million decrease in healthcare benefit costs and the impact of cost containment efforts.

Maintenance expense of $49 million for 2010 increased $9 million compared to 2009 due to a $9 million increase in costs for emergency response and restoration due to intense storms in 2010.

Depreciation and amortization expense of $85 million for 2010 increased $3 million compared to 2009 due to the increase in utility plant in service.

Nonregulated Gross Margin

	First Quarter
	2010	2009	Change
Gross margin (in millions):
Nonregulated operating revenue	$319	$304	$15	5%
Less - nonregulated cost of sales	293	279	14	5
Nonregulated gross margin	$26	$25	$1	4

Nonregulated electric retail sales (GWh)	2,696	2,375	321	14%

Nonregulated gas sales (000’s Dths)	13,540	13,935	(395)	(3	) %

Nonregulated revenue and cost of sales for 2010 increased compared to 2009 due to a 14% increase in nonregulated electric retail sales volumes partially offset by decreases in related average prices and costs. Nonregulated gas revenues decreased due to the 3% decrease in sales volumes, while the related cost of sales increased due to higher average costs. Nonregulated gross margin increased compared to 2009 due to an improved gross margin for nonregulated electric retail sales, offset partially by a lower nonregulated gas gross margin and reduced earnings from sharing arrangements under applicable state regulations and tariffs related to MidAmerican Energy’s regulated natural gas operations.

Non-Operating Income

MidAmerican Energy’s non-operating income for 2010 increased $6 million compared to 2009 due to increased income from corporate-owned life insurance policies as a result of capital market improvements and greater allowance for equity funds as a result of lower short-term borrowings. As a regulated public utility, MidAmerican Energy is allowed to capitalize, and record as income, a cost of construction for equity funds used, based on guidelines set forth by the Federal Energy Regulatory Commission (“FERC”).

Fixed Charges

MidAmerican Funding -

The $2 million decrease in MidAmerican Funding’s interest on long-term debt for 2010 compared to 2009 is due to MidAmerican Funding’s repayment in February 2009 of $175 million of 6.339% Senior notes.

Income Tax Expense

MidAmerican Energy -

MidAmerican Energy’s income tax expense decreased $9 million to $9 million for 2010 with an effective tax rate of 10% compared to 15% for 2009. The decreases in income tax expense and the effective tax rate compared to 2009 was mainly due to lower pre-tax income and the relative percentage of renewable energy production tax credits to pre-tax income.

State utility rate regulation in Iowa requires that the tax effect of certain temporary differences be flowed through immediately to customers. Therefore, amounts that would otherwise have been recognized in income tax expense have been included as changes in regulatory assets. This treatment of such temporary differences impacts the effective tax rates from year to year.

MidAmerican Funding -

MidAmerican Funding’s income tax expense decreased $8 million to $6 million for 2010 with an effective tax rate of 7% compared to 13% for 2009. Refer to the discussion of MidAmerican Energy above for a discussion of these decreases.

Liquidity and Capital Resources

As of March 31, 2010, MidAmerican Energy’s total net liquidity available was $616 million consisting of $161 million of cash and cash equivalents and $650 million of revolving credit facilities reduced by $195 million of the revolving credit facilities reserved to support MidAmerican Energy’s variable-rate tax-exempt bond obligations. As of March 31, 2010, MidAmerican Funding’s total net liquidity available was $620 million, including MHC’s $4 million revolving credit facility.

Operating Activities

MidAmerican Energy’s net cash flows from operating activities for the three-month periods ended March 31, 2010 and 2009, were $269 million and $250 million, respectively. MidAmerican Funding’s net cash flows from operating activities for the three-month periods ended March 31, 2010 and 2009, were $254 million and $233 million, respectively. The increases were primarily due to a reduction in cash collateral posted for derivative contracts, partially offset by lower net income for the three-month period ended March 31, 2010.

Investing Activities

MidAmerican Energy’s net cash flows from investing activities for the three-month periods ended March 31, 2010 and 2009, were $(70) million and $(118) million, respectively. MidAmerican Funding’s net cash flows from investing activities for the three-month periods ended March 31, 2010 and 2009, were $(70) million and $(118) million, respectively. Net cash flows from investing activities consist almost entirely of utility construction expenditures, which decreased for 2010 due principally to payments in 2009 related to the construction of wind-powered generation facilities placed in service in 2008 and a scrubber project at a generating facility in 2009. Purchases and proceeds related to available-for-sale securities consist of activity within the Quad Cities nuclear decommissioning trusts.

Financing Activities

MidAmerican Energy’s net cash flows from financing activities for the three-month periods ended March 31, 2010 and 2009, were $(125) million and $(134) million, respectively. MidAmerican Funding’s net cash flows from financing activities for the three-month periods ended March 31, 2010 and 2009, were $(111) million and $(117) million, respectively. In 2010, MidAmerican Energy paid common dividends to MHC totaling $125 million and in 2009 made repayments of short-term debt totaling $134 million. In 2010, MidAmerican Funding paid $111 million, compared to receiving $192 million in 2009, through its note payable with MidAmerican Energy Holdings Company. Additionally, MidAmerican Funding repaid $175 million of 6.339% Senior notes in March 2009.

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

In conjunction with the March 1999 merger, MidAmerican Energy committed to the Iowa Utilities Board (“IUB”) to use commercially reasonable efforts to maintain an investment grade rating on its long-term debt and to maintain its common equity level above 42% of total capitalization unless circumstances beyond its control result in the common equity level decreasing to below 39% of total capitalization. MidAmerican Energy must seek the approval of the IUB of a reasonable utility capital structure if MidAmerican Energy’s common equity level decreases below 42% of total capitalization, unless the decrease is beyond the control of MidAmerican Energy. MidAmerican Energy is also required to seek the approval of the IUB if MidAmerican Energy’s equity level decreases to below 39%, even if the decrease is due to circumstances beyond the control of MidAmerican Energy. If MidAmerican Energy’s common equity level were to drop below the required thresholds, MidAmerican Energy’s ability to issue debt could be restricted. As of March 31, 2010, MidAmerican Energy’s common equity ratio was 50% computed on a basis consistent with its commitment.

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

Utility Construction Expenditures

MidAmerican Energy’s primary need for capital is utility construction expenditures. MidAmerican Energy’s utility construction expenditures for 2010, excluding the non-cash allowance for equity funds used during construction, are estimated to be approximately $273 million, which includes $269 million for ongoing operational projects, including distribution, transmission, generation and other infrastructure needed to serve existing and expected growing demand and $4 million for emissions control equipment to address current and anticipated air quality regulations. Capital expenditure needs are reviewed regularly by management and may change significantly as a result of these reviews, which may consider, among other factors, changes in rules and regulations, including environmental and nuclear, changes in income tax laws, general business conditions, load projections, system reliability standards, the cost and efficiency of construction labor, equipment and materials, and the cost and availability of capital.

MidAmerican Energy continues to evaluate additional cost effective wind-powered generation. In December 2009, the IUB issued an Order approving, subject to conditions, a settlement agreement between MidAmerican Energy and the Iowa Office of Consumer Advocate in conjunction with MidAmerican Energy’s ratemaking principles application to construct up to 1,001 MW (nominal ratings) of additional wind-powered generation in Iowa through 2012, the last 251 MW of which is subject to IUB confirmation. MidAmerican Energy has further committed that not greater than 500 MW will be placed in service during 2012. Wind-powered generation projects under this agreement are authorized to earn a 12.2% return on equity in any future Iowa rate proceeding. The Order has been appealed to the district court in Polk County, Iowa, by one of the intervenors in the proceeding. MidAmerican Energy has not entered into any material contracts for the development or construction of new wind-powered generation or the purchase of any related wind turbines.

MidAmerican Energy has implemented a planning process that forecasts the site-specific controls and actions that may be required to meet emissions reductions as promulgated by the United States Environmental Protection Agency (“EPA”). The plan is designed to effectively manage its expenditures required to comply with emissions standards. On April 1, 2010, MidAmerican Energy submitted to the IUB an updated plan, as required every two years by Iowa law. With the current uncertainty in environmental regulations, MidAmerican Energy eliminated in the 2010 filing all projects previously planned beyond 2010 pending new legislation or promulgation of new regulations. The latest filing includes MidAmerican Energy’s projections for the remaining capital expenditures for environmental projects expected to be completed in 2010 and the ongoing operation and maintenance costs for those projects. Estimates of the environmental capital and operating requirements may change significantly at any time as a result of, among other factors, changes in related regulations, prices of products used to meet the requirements and management’s strategies for achieving compliance with the regulations. The future costs (beyond existing planned capital expenditures) of complying with applicable environmental laws, regulations and rules cannot yet be reasonably estimated but could be material to MidAmerican Energy.

Contractual Obligations

Subsequent to December 31, 2009, there were no material changes outside the normal course of business in MidAmerican Energy’s and MidAmerican Funding’s contractual obligations from the information provided in Item 7 of their Annual Report on Form 10-K for the year ended December 31, 2009. Additionally, refer to the “Utility Construction Expenditures” discussion included in Liquidity and Capital Resources.

Regulatory Matters

In June 2009, MidAmerican Energy filed with the ICC a request for an increase in prices for sales to its Illinois retail gas customers that would result in $4 million of additional annual revenue. The ICC staff intervened in the proceeding and supported an increase of $3 million in additional annual revenue. On March 24, 2010, the ICC issued a final order in the proceeding granting MidAmerican Energy an increase of $3 million in additional annual revenue, which became effective in April 2010.

Environmental Laws and Regulations

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

There have been no material changes subsequent to those disclosed in Item 7 of MidAmerican Energy’s and MidAmerican Funding’s Annual Report on Form 10-K for the year ended December 31, 2009. Refer to Item 7 of that Annual Report on Form 10-K for additional information regarding certain environmental laws and regulations affecting MidAmerican Energy’s operations.

Credit Ratings

MidAmerican Energy’s senior unsecured debt credit ratings are as follows: Moody’s Investors Service, “A2/stable;” Standard & Poor’s Rating Services, “A-/stable;” and Fitch Ratings, “A/stable.” Debt and preferred securities of MidAmerican Energy are rated by nationally recognized credit rating agencies. Assigned credit ratings are based on each rating agency’s assessment of MidAmerican Energy’s ability to, in general, meet the obligations of its issued debt or preferred securities. The credit ratings are not a recommendation to buy, sell or hold securities, and there is no assurance that a particular credit rating will continue for any given period of time.

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

In accordance with industry practice, certain agreements, including derivative contracts, contain provisions that require MidAmerican Energy to maintain specific credit ratings on their unsecured debt from one or more of the major credit ratings agencies. These agreements, including derivative contracts, may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels (“credit-risk-related contingent features”) or provide the right for counterparties to demand “adequate assurance” in the event of a material adverse change in MidAmerican Energy’s creditworthiness. These rights can vary by contract and by counterparty. If all credit-risk-related contingent features or adequate assurance provisions for these agreements, including derivative contracts, had been triggered as of March 31, 2010, MidAmerican Energy would have been required to post $328 million of additional collateral. MidAmerican Energy’s collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings or other factors. Refer to Note 4 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for a discussion of MidAmerican Energy’s collateral requirements specific to its derivative contracts.

New Accounting Pronouncements

For a discussion of new accounting pronouncements affecting MidAmerican Energy and MidAmerican Funding, refer to Note 2 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q.

Critical Accounting Estimates

Certain accounting measurements require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized on the Consolidated Financial Statements based on such estimates involve numerous assumptions subject to varying and potentially significant degrees of judgment and uncertainty. Accordingly, the amounts currently reflected on the Consolidated Financial Statements will likely change in the future as additional information becomes available. Estimates are used for, but not limited to, the accounting for the effects of certain types of regulation, derivatives, impairment of long-lived assets and goodwill, pension and other postretirement benefits, income taxes and revenue recognition - unbilled revenue. For additional discussion of MidAmerican Energy’s and MidAmerican Funding’s critical accounting estimates, see Item 7 of their Annual Report on Form 10-K for the year ended December 31, 2009. There have been no significant changes in MidAmerican Energy’s and MidAmerican Funding’s assumptions regarding critical accounting estimates since December 31, 2009.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting MidAmerican Energy and MidAmerican Funding, see Item 7A of their Annual Report on Form 10-K for the year ended December 31, 2009. MidAmerican Energy’s and MidAmerican Funding’s exposure to market risk and their management of such risk has not changed materially since December 31, 2009. Refer to Note 4 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for disclosure of MidAmerican Energy’s derivative positions as of March 31, 2010.

Item 4.	Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, the Company (MidAmerican Energy or MidAmerican Funding, as applicable) carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, the Company’s management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There has been no material change to MidAmerican Funding’s or MidAmerican Energy’s risk factors from those disclosed in Item 1A of their Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The exhibits listed on the accompanying Exhibit Index are filed as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDAMERICAN FUNDING, LLC
MIDAMERICAN ENERGY COMPANY
Registrants

Date: May 7, 2010	/s/ Thomas B. Specketer
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