Form 10-Q
period 2010-06-30
MIDAMERICAN ENERGY CO; MIDAMERICAN FUNDING LLC
filed 2010-08-06
CIK 928576, 1098296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

or

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
(An Iowa Corporation)
666 Grand Avenue, Suite 500
Des Moines, Iowa 50309-2580

(515) 242-4300
(Registrant's telephone number, including area code)
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

MidAmerican Funding, LLC	Yes ☒ No ☐	MidAmerican Energy Company	Yes ☒ No ☐

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

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, non-accelerated filers or smaller reporting companies. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether either registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐            No  ☒

All of the member's equity of MidAmerican Funding, LLC was held by its parent company, MidAmerican Energy Holdings Company as of July 30, 2010.

All common stock of MidAmerican Energy Company is held by its parent company, MHC Inc., which is a direct, wholly owned subsidiary of MidAmerican Funding, LLC. As of July 30, 2010, 70,980,203 shares of MidAmerican Energy Company common stock, without par value, were outstanding.

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

MidAmerican Energy Company and Subsidiary

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
MidAmerican Energy Company
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Energy Company and subsidiary (the "Company") as of June 30, 2010, and the related consolidated statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2010 and 2009, and of cash flows and changes in equity for the six-month periods ended June 30, 2010 and 2009. These interim financial statements are the responsibility of the Company's management.

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
August 6, 2010

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	June 30, 2010	December 31, 2009
ASSETS
Utility plant, net:
Electric	$9,351	$9,286
Gas	1,195	1,184
	10,546	10,470
Accumulated depreciation and amortization	(3,720)	(3,641)
	6,826	6,829
Construction work in progress	65	114
Total utility plant, net	6,891	6,943
Current assets:
Cash and cash equivalents	162	87
Receivables, net	353	408
Inventories	129	158
Other	70	93
Total current assets	714	746
Other assets:
Investments and nonregulated property, net	441	447
Regulatory assets	455	397
Other	51	74
Total other assets	947	918
Total assets	$8,552	$8,607

CAPITALIZATION AND LIABILITIES
Capitalization:
MidAmerican Energy common shareholder's equity	$2,824	$2,929
Preferred securities	27	30
Noncontrolling interests	1	1
Long-term debt, excluding current portion	2,865	2,865
Total capitalization	5,717	5,825
Current liabilities:
Accounts payable	210	259
Taxes accrued	98	97
Interest accrued	44	44
Other	99	90
Total current liabilities	451	490
Other liabilities:
Deferred income taxes	1,148	1,057
Investment tax credits	33	34
Asset retirement obligations	212	205
Regulatory liabilities	679	683
Other	312	313
Total other liabilities	2,384	2,292
Total capitalization and liabilities	$8,552	$8,607

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2010	2009	2010	2009
Operating revenue:
Regulated electric	$427	$391	$856	$835
Regulated gas	128	118	515	506
Nonregulated	270	252	589	556
Total operating revenue	825	761	1,960	1,897

Operating costs and expenses:
Regulated:
Cost of fuel, energy and capacity	134	114	286	250
Cost of gas sold	82	71	380	372
Other operating expenses	99	99	198	205
Maintenance	49	50	98	90
Depreciation and amortization	86	83	171	165
Property and other taxes	28	25	56	54
	478	442	1,189	1,136
Nonregulated:
Cost of sales	250	228	543	507
Other	6	7	12	13
	256	235	555	520
Total operating costs and expenses	734	677	1,744	1,656

Operating income	91	84	216	241

Non-operating income:
Interest and dividend income	1	1	1	1
Allowance for equity funds	—	—	2	—
Other, net	(4)	5	—	5
Total non-operating income	(3)	6	3	6

Fixed charges:
Interest on long-term debt	38	39	77	78
Other interest expense	—	—	1	2
Allowance for borrowed funds	—	—	(1)	(1)
Total fixed charges	38	39	77	79

Income before income tax (benefit) expense	50	51	142	168
Income tax (benefit) expense	(6)	5	3	23

Net income	56	46	139	145
Preferred dividends	—	1	—	1

Earnings on common stock	$56	$45	$139	$144

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Six-Month Periods Ended June 30,
	2010	2009

Cash flows from operating activities:
Net income	$139	$145
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	171	165
Provision for deferred income taxes, net	41	121
Changes in other assets and liabilities	16	15
Other, net	8	11
Changes in other operating assets and liabilities:
Receivables, net	57	143
Inventories	30	13
Derivative collateral, net	16	12
Accounts payable	(41)	(112)
Taxes accrued	12	(31)
Other current assets and liabilities	9	3
Net cash flows from operating activities	458	485

Cash flows from investing activities:
Utility construction expenditures	(127)	(235)
Purchases of available-for-sale securities	(45)	(180)
Proceeds from sales of available-for-sale securities	41	167
Decrease in restricted cash and short-term investments	1	3
Other, net	1	13
Net cash flows from investing activities	(129)	(232)

Cash flows from financing activities:
Dividends	(251)	(1)
Repurchase of preferred securities	(3)	—
Net repayments of short-term debt	—	(250)
Net cash flows from financing activities	(254)	(251)

Net change in cash and cash equivalents	75	2
Cash and cash equivalents at beginning of period	87	9
Cash and cash equivalents at end of period	$162	$11

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
(Amounts in millions)

	MidAmerican Energy Shareholders' Equity
	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss, Net	Preferred Securities	Noncontrolling Interests	Total Equity

Balance, January 1, 2009	$561	$2,068	$(60)	$30	$1	$2,600
Net income	—	145	—	—	—	145
Other comprehensive loss	—	—	(15)	—	—	(15)
Preferred dividends	—	(1)	—	—	—	(1)
Balance, June 30, 2009	$561	$2,212	$(75)	$30	$1	$2,729

Balance, January 1, 2010	$561	$2,417	$(49)	$30	$1	$2,960
Net income	—	139	—	—	—	139
Other comprehensive income	—	—	6	—	—	6
Repurchase of preferred securities	1	—	—	(3)	—	(2)
Common dividends	—	(250)	—	—	—	(250)
Preferred dividends	—	(1)	—	—	—	(1)
Balance, June 30, 2010	$562	$2,305	$(43)	$27	$1	$2,852

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in millions)

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2010	2009	2010	2009

Net income	$56	$46	$139	$145

Other comprehensive income (loss):
Unrealized losses on available-for-sale securities:
Unrealized losses during period-
Before income taxes	(1)	(4)	(4)	(4)
Income tax benefit	—	1	1	1
Net unrealized losses	(1)	(3)	(3)	(3)

Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) during period-
Before income taxes	28	6	(10)	(70)
Income tax (expense) benefit	(11)	(2)	4	29
	17	4	(6)	(41)
Less realized losses reflected in net income during period-
Before income taxes	(13)	(27)	(24)	(49)
Income tax benefit	5	11	9	20
	(8)	(16)	(15)	(29)
Net unrealized gains (losses)	25	20	9	(12)

Other comprehensive income (loss)	24	17	6	(15)

Comprehensive income	$80	$63	$145	$130

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) General

MidAmerican Energy Company ("MidAmerican Energy") is a public utility with electric and natural gas operations and is the principal subsidiary of MHC Inc. ("MHC"). MHC is the direct, wholly owned subsidiary of MidAmerican Funding, LLC ("MidAmerican Funding"), which is an Iowa limited liability company with MidAmerican Energy Holdings Company ("MEHC") as its sole member. MEHC is a consolidated subsidiary of Berkshire Hathaway Inc.

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the Consolidated Financial Statements as of June 30, 2010, and for the three- and six-month periods ended June 30, 2010 and 2009. The results of operations for the three- and six-month periods ended June 30, 2010, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in MidAmerican Energy's Annual Report on Form 10-K for the year ended December 31, 2009, describes the most significant accounting policies used in the preparation of the Consolidated Financial Statements. There have been no significant changes in MidAmerican Energy's assumptions regarding significant accounting estimates and policies during the six-month period ended June 30, 2010.

(2) New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2010-06 ("ASU No. 2010-06"), which amends FASB Accounting Standards Codification ("ASC") Topic 820, "Fair Value Measurements and Disclosures."ASU No. 2010-06 requires disclosure of (a) the amount of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and the reasons for those transfers and (b) gross presentation of purchases, sales, issuances and settlements in the Level 3 fair value measurement rollforward. This guidance clarifies that existing fair value measurement disclosures should be presented for each class of assets and liabilities. The existing disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements have also been clarified to ensure such disclosures are presented for the Levels 2 and 3 fair value measurements. MidAmerican Energy adopted this guidance as of January 1, 2010, with the exception of the disclosure requirement to present purchases, sales, issuances and settlements gross in the Level 3 fair value measurement rollforward, which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption did not have a material impact on MidAmerican Energy's disclosures included within Notes to Consolidated Financial Statements.

In June 2009, the FASB issued authoritative guidance (which was codified into ASC Topic 810, "Consolidation," with the issuance of ASU No. 2009-17) that requires a primarily qualitative analysis to determine if an enterprise is the primary beneficiary of a variable interest entity. This analysis is based on whether the enterprise has (a) the power to direct the activities of the variable interest entity that most significantly impact the entity's economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. In addition, enterprises are required to more frequently reassess whether an entity is a variable interest entity and whether the enterprise is the primary beneficiary of the variable interest entity. Finally, the guidance for consolidation or deconsolidation of a variable interest entity is amended and disclosure requirements about an enterprise's involvement with a variable interest entity are enhanced. MidAmerican Energy adopted this guidance as of January 1, 2010, on a prospective basis, and the adoption did not have a material impact on MidAmerican Energy's consolidated financial results and disclosures included within Notes to Consolidated Financial Statements.

(3) Fair Value Measurements

The carrying values of MidAmerican Energy's cash, certain cash equivalents, receivables, payables, accrued liabilities and short-term borrowings approximate fair value because of the short-term maturity of these instruments. MidAmerican Energy has various financial assets and liabilities that are measured at fair value on the Consolidated Financial Statements using inputs from the three levels of the fair value hierarchy. A financial asset or liability classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The three levels are as follows:

•
Level 1 — Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that MidAmerican Energy has the ability to access at the measurement date.

•
Level 2 — Inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

•
Level 3 — Unobservable inputs reflect MidAmerican Energy's judgments about the assumptions market participants would use in pricing the asset or liability since limited market data exists. MidAmerican Energy develops these inputs based on the best information available, including its own data.

The following table presents MidAmerican Energy's assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of June 30, 2010:
Assets:
Commodity derivatives	$3	$17	$22	$(16)	$26
Investments in available-for-sale securities:
Money market mutual funds(2)	145	—	—	—	145
Debt securities	85	39	12	—	136
Equity securities	136	—	—	—	136
	$369	$56	$34	$(16)	$443
Liabilities:
Commodity derivatives	$(7)	$(73)	$(6)	$30	$(56)

As of December 31, 2009:
Assets:
Commodity derivatives	$3	$23	$30	$(19)	$37
Investments in available-for-sale securities:
Money market mutual funds(2)	71	—	—	—	71
Debt securities	69	46	16	—	131
Equity securities	149	—	—	—	149
	$292	$69	$46	$(19)	$388
Liabilities:
Commodity derivatives	$(5)	$(85)	$(9)	$43	$(56)

(1)	Primarily represents netting under master netting arrangements and a net cash collateral receivable of $14 million and $24 million as of June 30, 2010 and December 31, 2009, respectively.

(2)
Amounts are included in cash and cash equivalents and investments and nonregulated property, net on the Consolidated Balance Sheets. The fair value of these money market mutual funds approximates cost.

When available, the fair value of commodity derivative contracts is determined using unadjusted quoted prices for identical contracts on the applicable exchange in which MidAmerican Energy transacts. When quoted prices for identical contracts are not available, MidAmerican Energy uses forward price curves derived from market price quotations, when available, or internally developed and commercial models, with internal and external fundamental data inputs. Market price quotations are obtained from independent energy brokers, exchanges, direct communication with market participants and actual transactions executed by MidAmerican Energy. Market price quotations for certain major electricity and natural gas trading hubs are generally readily obtainable for the applicable term of MidAmerican Energy's outstanding commodity derivative contracts; therefore, MidAmerican Energy's forward price curves for those locations and periods reflect observable market quotes. Market price quotations for other electricity and natural gas trading hubs are not as readily obtainable. Given that limited market data exists for these contracts, as well as for those contracts that are not actively traded, MidAmerican Energy uses forward price curves derived from internal models based on perceived pricing relationships to major trading hubs that are based on significant unobservable inputs. Refer to Note 4 for further discussion regarding MidAmerican Energy's risk management and hedging activities.

MidAmerican Energy's investments in money market mutual funds and debt and equity securities are accounted for as available-for-sale securities and are stated at fair value. When available, a readily observable quoted market price or net asset value of an identical security in an active market is used to record the fair value. In the absence of a quoted market price or net asset value of an identical security, the fair value is determined using pricing models or net asset values based on observable market inputs and quoted market prices of securities with similar characteristics. The fair value of MidAmerican Energy's investments in auction rate securities, where there is no current liquid market, is determined using pricing models based on available observable market data and MidAmerican Energy's judgment about the assumptions, including liquidity and nonperformance risks, which market participants would use when pricing the asset.

The following table reconciles the beginning and ending balances of MidAmerican Energy's assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Three-Month Period Ended June 30,
	2010		2009
	Commodity Derivatives	Debt Securities	Commodity Derivatives	Debt Securities

Beginning balance	$27	$13	$51	$16
Changes included in earnings(1)	(4)	—	1	—
Changes in fair value recognized in other comprehensive income	—	(1)	—	(4)
Changes in fair value recognized in regulatory assets and liabilities	—	—	(10)	—
Settlements	(7)	—	(13)	—
Ending balance	$16	$12	$29	$12

	Six-Month Period Ended June 30,
	2010		2009
	Commodity Derivatives	Debt Securities	Commodity Derivatives	Debt Securities

Beginning balance	$21	$16	$40	$16
Changes included in earnings(1)	5	—	19	—
Changes in fair value recognized in other comprehensive income	—	(4)	—	(4)
Changes in fair value recognized in regulatory assets and liabilities	3	—	5	—
Settlements	(13)	—	(35)	—
Ending balance	$16	$12	$29	$12

(1)
Changes included in earnings are reported as nonregulated operating revenue on the Consolidated Statements of Operations. For commodity derivatives held as of June 30, 2010 and 2009, net unrealized gains (losses) included in earnings for the three-month periods ended June 30, 2010 and 2009, totaled $(4) million and $1 million, respectively, and for the six-month periods ended June 30, 2010 and 2009, totaled $5 million and $15 million, respectively.

MidAmerican Energy's long-term debt is carried at cost on the Consolidated Financial Statements. The fair value of MidAmerican Energy's long-term debt has been estimated based upon quoted market prices, where available, or at the present value of future cash flows discounted at rates consistent with comparable maturities with similar credit risks. The carrying value of MidAmerican Energy's variable-rate long-term debt approximates fair value because of the frequent repricing of these instruments at market rates. The following table presents the carrying value and estimated fair value of MidAmerican Energy's long-term debt (in millions):

	As of June 30, 2010		As of December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$2,865	$3,206	$2,865	$3,054

(4) Risk Management and Hedging Activities

MidAmerican Energy is exposed to the impact of market fluctuations in commodity prices and interest rates. MidAmerican Energy is principally exposed to electricity and natural gas commodity price risk as it has an obligation to serve retail customer load in its regulated service territory. MidAmerican Energy also provides nonregulated retail natural gas and electricity services in competitive markets. MidAmerican Energy's load and generation assets represent substantial underlying commodity positions. Exposures to commodity prices consist mainly of variations in the price of fuel required to generate electricity, wholesale electricity that is purchased and sold, and natural gas supply for regulated and nonregulated retail customers. Electricity and natural gas prices are subject to wide price swings as supply and demand for these commodities are impacted by, among many other unpredictable items, changing weather, market liquidity, generating facility availability, customer usage, storage, and transmission and transportation constraints. Interest rate risk exists on variable-rate debt, commercial paper and future debt issuances. MidAmerican Energy does not engage in a material amount of proprietary trading activities.

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

There have been no significant changes in MidAmerican Energy's accounting policies related to derivatives. Refer to Note 3 for additional information on derivative contracts.

The following table, which excludes contracts that qualify for the normal purchases or normal sales exception afforded by GAAP, summarizes the fair value of MidAmerican Energy's derivative contracts, on a gross basis, and reconciles those amounts to the amounts presented on a net basis on the Consolidated Balance Sheets (in millions):

	Current Assets - Other	Other Assets - Other	Current Liabilities - Other	Other Liabilities - Other	Total
As of June 30, 2010:
Not designated as hedging contracts(1)(2):
Commodity assets	$27	$4	$6	$—	$37
Commodity liabilities	(5)	—	(22)	(6)	(33)
Total	22	4	(16)	(6)	4

Designated as hedging contracts(1):
Commodity assets	—	1	3	1	5
Commodity liabilities	—	(1)	(37)	(15)	(53)
Total	—	—	(34)	(14)	(48)

Total derivatives	22	4	(50)	(20)	(44)
Cash collateral receivable	—	—	13	1	14
Total derivatives - net basis	$22	$4	$(37)	$(19)	$(30)

December 31, 2009:
Not designated as hedging contracts(1)(2):
Commodity assets	$28	$9	$14	$—	$51
Commodity liabilities	(1)	—	(27)	(4)	(32)
Total	27	9	(13)	(4)	19

Designated as hedging contracts(1):
Commodity assets	1	—	3	1	5
Commodity liabilities	—	—	(44)	(23)	(67)
Total	1	—	(41)	(22)	(62)

Total derivatives	28	9	(54)	(26)	(43)
Cash collateral receivable	—	—	23	1	24
Total derivatives - net basis	$28	$9	$(31)	$(25)	$(19)

(1)	Derivative contracts within these categories subject to master netting arrangements are presented on a net basis on the Consolidated Balance Sheets.

(2)
The majority of MidAmerican Energy's commodity derivatives not designated as hedging contracts are included in regulated rates, and as of June 30, 2010 and December 31, 2009, a net regulatory liability of $3 million and $14 million, respectively, was recorded related to the net derivative asset of $4 million and $19 million, respectively.

Not Designated as Hedging Contracts

For MidAmerican Energy's regulated electric and regulated gas commodity derivatives not designated as hedging contracts, the settled amount is generally included in regulated rates. Accordingly, the net unrealized gains and losses associated with interim price movements on contracts that are accounted for as derivatives and probable of inclusion in regulated rates are recorded as net regulatory assets or liabilities. The following table reconciles the beginning and ending balances of MidAmerican Energy's net regulatory assets (liabilities) and summarizes the pre-tax gains and losses on commodity derivative contracts recognized in net regulatory assets (liabilities), as well as amounts reclassified to earnings (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

Beginning balance	$(28)	$(70)	$(14)	$4
Changes in fair value recognized in net regulatory assets (liabilities)	15	(7)	(2)	(35)
Gains reclassified to earnings - operating revenue	7	18	8	31
Gains reclassified to earnings - cost of fuel, energy and capacity	4	4	10	8
Losses reclassified to earnings - cost of gas sold	(1)	—	(5)	(63)
Ending balance	$(3)	$(55)	$(3)	$(55)

For most of MidAmerican Energy's commodity derivative contracts not designated as hedging contracts and for which changes in fair value are not recorded as a net regulatory asset or liability, unrealized gains and losses are recognized on the Consolidated Statements of Operations as nonregulated operating revenue for sales contracts and as nonregulated cost of sales for purchase contracts and electricity and natural gas swap contracts. MidAmerican Energy also had a weather derivative contract for which unrealized gains and losses were recognized in regulated cost of gas sold. The following table summarizes the pre-tax gains (losses) included on the Consolidated Statements of Operations associated with MidAmerican Energy's commodity derivative contracts not designated as hedging contracts and not recorded as a net regulatory asset or liability (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

Nonregulated operating revenue	$1	$1	$11	$19
Regulated cost of gas sold	—	—	3	1
Nonregulated cost of sales	(3)	2	(10)	(13)
Total	$(2)	$3	$4	$7

Designated as Hedging Contracts

MidAmerican Energy uses commodity derivative contracts accounted for as cash flow hedges to hedge electricity and natural gas commodity prices for delivery to nonregulated customers.

The following table reconciles the beginning and ending balances of MidAmerican Energy's accumulated other comprehensive loss (pre-tax) and summarizes pre-tax gains and losses on commodity derivative contracts designated and qualifying as cash flow hedges recognized in other comprehensive income ("OCI"), as well as amounts reclassified to earnings (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

Beginning balance	$90	$134	$63	$80
(Gains) losses recognized in OCI	(28)	(6)	10	70
Losses reclassified to earnings - nonregulated cost of sales	(13)	(27)	(24)	(49)
Ending balance	$49	$101	$49	$101

Realized gains and losses on all hedges and hedge ineffectiveness are recognized in income as nonregulated operating revenue or nonregulated cost of sales depending upon the nature of the item being hedged. For the three- and six-month periods ended June 30, 2010 and 2009, hedge ineffectiveness was insignificant. As of June 30, 2010, MidAmerican Energy had cash flow hedges with expiration dates extending through December 2013, and $34 million of pre-tax net unrealized losses are forecasted to be reclassified from accumulated other comprehensive loss into earnings over the next twelve months as contracts settle.

Commodity Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding commodity derivative contracts with fixed price terms that comprise the mark-to-market values as of June 30 (in millions):

	Unit of Measure	2010	2009

Electricity purchases	Megawatt hours	4	4
Natural gas purchases	Decatherms	26	22
Fuel purchases	Gallons	6	4

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

MidAmerican Energy analyzes the financial condition of each significant wholesale counterparty before entering into any transactions, establishes limits on the amount of unsecured credit to be extended to each counterparty and evaluates the appropriateness of unsecured credit limits on an ongoing basis. To mitigate exposure to the financial risks of wholesale counterparties, MidAmerican Energy enters into netting and collateral arrangements that may include margining and cross-product netting agreements and obtains third-party guarantees, letters of credit and cash deposits. Counterparties may be assessed interest fees for delayed payments. If required, MidAmerican Energy exercises rights under these arrangements, including calling on the counterparty's credit support arrangement.

MidAmerican Energy also has potential indirect credit exposure to other market participants in the regional transmission organization ("RTO") markets where it actively participates, including the Midwest Independent Transmission System Operator, Inc., the PJM Interconnection, L.L.C., and the Electric Reliability Council of Texas. In the event of a default by a RTO market participant on its market-related obligations, losses are allocated among all other market participants in proportion to each participant's share of overall market activity during the period of time the loss was incurred. Transactional activities of MidAmerican Energy and other participants in organized RTO markets are governed by credit policies specified in each respective RTO's governing tariff or related business practices. Credit policies of RTO's, which have been developed through extensive stakeholder participation, generally seek to minimize potential loss in the event of a market participant default without unnecessarily inhibiting access to the marketplace. MidAmerican Energy's share of historical losses from defaults by other RTO market participants has not been material.

Collateral and Contingent Features

In accordance with industry practice, certain derivative contracts contain provisions that require MidAmerican Energy to maintain specific credit ratings from one or more of the major credit rating agencies on its senior unsecured debt. These derivative contracts may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance" in the event of a material adverse change in MidAmerican Energy's creditworthiness. These rights can vary by contract and by counterparty. As of June 30, 2010, MidAmerican Energy's credit ratings from the three recognized credit rating agencies were investment grade.

The aggregate fair value of MidAmerican Energy's derivative contracts in liability positions with specific credit-risk-related contingent features totaled $77 million and $84 million as of June 30, 2010 and December 31, 2009, respectively, for which MidAmerican Energy had posted collateral of $11 million and $19 million, respectively. If all credit-risk-related contingent features for derivative contracts in liability positions had been triggered as of June 30, 2010 and December 31, 2009, MidAmerican Energy would have been required to post $55 million and $52 million, respectively, of additional collateral. MidAmerican Energy's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors.

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

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2010	2009	2010	2009
Pension:
Service cost	$4	$5	$8	$9
Interest cost	10	13	20	21
Expected return on plan assets	(11)	(13)	(20)	(21)
Net amortization	—	(1)	—	(1)
Net periodic benefit cost	$3	$4	$8	$8

Other Postretirement:
Service cost	$1	$1	$2	$2
Interest cost	2	2	5	5
Expected return on plan assets	(3)	(3)	(6)	(5)
Net amortization	(1)	(2)	(1)	(1)
Net periodic benefit cost	$(1)	$(2)	$—	$1

Employer contributions to the pension and other postretirement benefit plans are expected to be $26 million and $8 million, respectively, during 2010. As of June 30, 2010, $3 million and $1 million of contributions had been made to the pension and other postretirement benefit plans, respectively.

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

(6) Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense is as follows :

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2010	2009	2010	2009

Federal statutory income tax rate	35%	35%	35%	35%
Amortization of investment tax credit	(1)	(1)	(1)	(1)
State income tax, net of federal income tax benefit	8	9	7	8
Renewable electricity production tax credits	(26)	(27)	(25)	(21)
Tax method change	(14)	—	(5)	—
Effects of ratemaking	(18)	(10)	(10)	(7)
Other, net	4	4	1	—
Effective income tax rate	(12)%	10%	2%	14%

MidAmerican Energy changed the method by which it determines current income tax deductions for repairs on certain of its regulated utility assets (the "repairs deduction"), which results in current deductibility for costs that are capitalized for book purposes. In the second quarter of 2010, MidAmerican Energy determined a repairs deduction for its regulated gas utility assets, which was computed for tax years 2004 and forward for inclusion on the 2009 income tax return, and recognized $7 million of net tax benefits from the tax method change in earnings for the second quarter of 2010. The ongoing impact of the repairs deduction change for 2010 business, along with other items recognized currently in income tax expense as the result of ratemaking, is reflected as the effects of ratemaking.

(7) Commitments and Contingencies

MidAmerican Energy is party to a variety of legal actions arising out of the normal course of business. Plaintiffs occasionally seek punitive or exemplary damages. MidAmerican Energy does not believe that such normal and routine litigation will have a material impact on its consolidated financial results.

(8) Components of Accumulated Other Comprehensive Loss, Net

Accumulated other comprehensive loss, net consists of the following components (in millions):

	As of
	June 30, 2010	December 31, 2009

Fair value adjustment on cash flow hedges, net of tax of $(20) and $(25)	$(29)	$(38)
Unrealized losses on available-for-sale securities, net of tax of $(9) and $(8)	(14)	(11)
Total accumulated other comprehensive loss, net	$(43)	$(49)

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

The following tables provide information on a reportable operating segment basis (in millions):

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2010	2009	2010	2009
Operating revenue:
Regulated electric	$427	$391	$856	$835
Regulated gas	128	118	515	506
Nonregulated energy	270	252	589	556
Total operating revenue	$825	$761	$1,960	$1,897

Depreciation and amortization:
Regulated electric	$78	$74	$154	$148
Regulated gas	8	9	17	17
Total depreciation and amortization	$86	$83	$171	$165

Operating income:
Regulated electric	$74	$63	$136	$160
Regulated gas	3	4	46	47
Nonregulated energy	14	17	34	34
Total operating income	$91	$84	$216	$241

	As of
	June 30, 2010	December 31, 2009
Total assets:
Regulated electric	$7,474	$7,430
Regulated gas	869	956
Nonregulated energy	209	221
Total assets	$8,552	$8,607

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Member of
MidAmerican Funding, LLC
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Funding, LLC and subsidiaries (the "Company") as of June 30, 2010, and the related consolidated statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2010 and 2009, and of cash flows and changes in equity for the six-month periods ended June 30, 2010 and 2009. These interim financial statements are the responsibility of the Company's management.

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
August 6, 2010

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	June 30, 2010	December 31, 2009
ASSETS
Utility plant, net:
Electric	$9,351	$9,286
Gas	1,195	1,184
	10,546	10,470
Accumulated depreciation and amortization	(3,720)	(3,641)
	6,826	6,829
Construction work in progress	65	114
Total utility plant, net	6,891	6,943
Current assets:
Cash and cash equivalents	162	88
Receivables, net	356	412
Inventories	129	158
Other	72	93
Total current assets	719	751
Other assets:
Investments and nonregulated property, net	467	472
Goodwill	1,270	1,270
Regulatory assets	455	397
Other	51	75
Total other assets	2,243	2,214
Total assets	$9,853	$9,908

CAPITALIZATION AND LIABILITIES
Capitalization:
MidAmerican Funding member's equity	$3,565	$3,428
Noncontrolling interests	28	31
Long-term debt, excluding current portion	3,190	3,390
Total capitalization	6,783	6,849
Current liabilities:
Short-term debt	2	—
Current portion of long-term debt	200	—
Note payable to affiliate	13	254
Accounts payable	210	259
Taxes accrued	98	98
Interest accrued	56	56
Other	98	90
Total current liabilities	677	757
Other liabilities:
Deferred income taxes	1,147	1,053
Investment tax credits	33	34
Asset retirement obligations	212	205
Regulatory liabilities	679	683
Other	322	327
Total other liabilities	2,393	2,302
Total capitalization and liabilities	$9,853	$9,908

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2010	2009	2010	2009
Operating revenue:
Regulated electric	$427	$391	$856	$835
Regulated gas	128	118	515	506
Nonregulated	272	254	591	558
Total operating revenue	827	763	1,962	1,899

Operating costs and expenses:
Regulated:
Cost of fuel, energy and capacity	134	114	286	250
Cost of gas sold	82	71	380	372
Other operating expenses	99	99	198	205
Maintenance	49	50	98	90
Depreciation and amortization	86	83	171	165
Property and other taxes	28	25	56	54
	478	442	1,189	1,136
Nonregulated:
Cost of sales	250	229	543	508
Other	8	8	14	15
	258	237	557	523
Total operating costs and expenses	736	679	1,746	1,659

Operating income	91	84	216	240

Non-operating income:
Interest and dividend income	1	1	1	2
Allowance for equity funds	—	—	2	—
Other, net	—	4	4	5
Total non-operating income	1	5	7	7

Fixed charges:
Interest on long-term debt	47	48	95	98
Other interest expense	—	—	1	2
Allowance for borrowed funds	—	—	(1)	(1)
Total fixed charges	47	48	95	99

Income before income tax (benefit) expense	45	41	128	148
Income tax (benefit) expense	(9)	1	(3)	15

Net income	54	40	131	133
Net income attributable to noncontrolling interests	—	1	—	1

Net income attributable to MidAmerican Funding	$54	$39	$131	$132

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Six-Month Periods Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$131	$133
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	171	165
Provision for deferred income taxes, net	43	120
Changes in other assets and liabilities	16	15
Other, net	3	13
Changes in other operating assets and liabilities:
Receivables, net	57	144
Inventories	30	13
Derivative collateral, net	16	12
Accounts payable	(41)	(112)
Taxes accrued	11	(31)
Other current assets and liabilities	9	—
Net cash flows from operating activities	446	472

Cash flows from investing activities:
Utility construction expenditures	(127)	(235)
Purchases of available-for-sale securities	(45)	(180)
Proceeds from sales of available-for-sale securities	41	167
Decrease in restricted cash and short-term investments	1	3
Other, net	1	13
Net cash flows from investing activities	(129)	(232)

Cash flows from financing activities:
Dividends	(1)	(1)
Repayments of long-term debt	—	(175)
Repurchase of preferred securities of subsidiary	(3)	—
Net change in note payable to affiliate	(241)	188
Net proceeds from (repayments of) short-term debt	2	(250)
Net cash flows from financing activities	(243)	(238)

Net change in cash and cash equivalents	74	2
Cash and cash equivalents at beginning of period	88	10
Cash and cash equivalents at end of period	$162	$12

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
(Amounts in millions)

	MidAmerican Funding Member's Equity
	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net	Noncontrolling Interests	Total Equity

Balance, January 1, 2009	$1,670	$1,471	$(60)	$31	$3,112
Net income	—	132	—	1	133
Other comprehensive loss	—	—	(15)	—	(15)
Distributions	—	—	—	(1)	(1)
Balance, June 30, 2009	$1,670	$1,603	$(75)	$31	$3,229

Balance, January 1, 2010	$1,679	$1,798	$(49)	$31	$3,459
Net income	—	131	—	—	131
Other comprehensive income	—	—	6	—	6
Repurchase of preferred securities of subsidiary	—	—	—	(2)	(2)
Distributions	—	—	—	(1)	(1)
Balance, June 30, 2010	$1,679	$1,929	$(43)	$28	$3,593

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in millions)

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2010	2009	2010	2009

Net income	$54	$40	$131	$133

Other comprehensive income (loss):
Unrealized losses on available-for-sale securities:
Unrealized losses during period-
Before income taxes	(1)	(4)	(4)	(4)
Income tax benefit	—	1	1	1
Net unrealized losses	(1)	(3)	(3)	(3)

Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) during period-
Before income taxes	28	6	(10)	(70)
Income tax (expense) benefit	(11)	(2)	4	29
	17	4	(6)	(41)
Less realized losses reflected in net income during period-
Before income taxes	(13)	(27)	(24)	(49)
Income tax benefit	5	11	9	20
	(8)	(16)	(15)	(29)
Net unrealized gains (losses)	25	20	9	(12)

Other comprehensive income (loss)	24	17	6	(15)

Comprehensive income	78	57	137	118
Comprehensive income attributable to noncontrolling interests	—	1	—	1

Comprehensive income attributable to MidAmerican Funding	$78	$56	$137	$117

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) General

MidAmerican Funding, LLC ("MidAmerican Funding") is an Iowa limited liability company with MidAmerican Energy Holdings Company ("MEHC") as its sole member. MEHC is a consolidated subsidiary of Berkshire Hathaway Inc. MidAmerican Funding's direct, wholly owned subsidiary is MHC Inc. ("MHC"), which constitutes substantially all of MidAmerican Funding's assets, liabilities and business activities except those related to MidAmerican Funding's long-term debt securities. MHC conducts no business other than the ownership of its subsidiaries and related corporate services. MHC's principal subsidiary is MidAmerican Energy Company ("MidAmerican Energy"), a public utility with electric and natural gas operations. Direct, wholly owned nonregulated subsidiaries of MHC are Midwest Capital Group, Inc. and MEC Construction Services Co.

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the Consolidated Financial Statements as of June 30, 2010, and for the three- and six-month periods ended June 30, 2010 and 2009. The results of operations for the three- and six-month periods ended June 30, 2010, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in MidAmerican Funding's Annual Report on Form 10-K for the year ended December 31, 2009, describes the most significant accounting policies used in the preparation of the Consolidated Financial Statements. There have been no significant changes in MidAmerican Funding's assumptions regarding significant accounting estimates and policies during the six-month period ended June 30, 2010.

(2) New Accounting Pronouncements

Refer to Note 2 of MidAmerican Energy's Notes to Consolidated Financial Statements.

(3) Fair Value Measurements

Refer to Note 3 of MidAmerican Energy's Notes to Consolidated Financial Statements.

MidAmerican Funding's long-term debt is carried at cost on the Consolidated Financial Statements. The fair value of MidAmerican Funding's long-term debt has been estimated based upon quoted market prices, where available, or at the present value of future cash flows discounted at rates consistent with comparable maturities with similar credit risks. The carrying value of MidAmerican Funding's variable-rate long-term debt approximates fair value because of the frequent repricing of these instruments at market rates. The following table presents the carrying value and estimated fair value of MidAmerican Funding's long-term debt (in millions):

	As of June 30, 2010		As of December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$3,390	$3,800	$3,390	$3,634

(4) Risk Management and Hedging Activities

Refer to Note 4 of MidAmerican Energy's Notes to Consolidated Financial Statements.

(5) Employee Benefit Plans

Refer to Note 5 of MidAmerican Energy's Notes to Consolidated Financial Statements.

(6) Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense is as follows:

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2010	2009	2010	2009

Federal statutory income tax rate	35%	35%	35%	35%
Amortization of investment tax credit	(1)	(1)	(1)	(1)
State income tax, net of federal income tax benefit	8	10	7	8
Renewable electricity production tax credits	(28)	(34)	(28)	(24)
Tax method change	(15)	—	(5)	—
Effects of ratemaking	(19)	(13)	(11)	(8)
Other, net	—	5	1	—
Effective income tax rate	(20)%	2%	(2)%	10%

Refer to Note 6 of MidAmerican Energy's Notes to Consolidated Financial Statements for further discussion.

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

(8) Components of Accumulated Other Comprehensive Loss, Net

Refer to Note 8 of MidAmerican Energy's Notes to Consolidated Financial Statements.

(9) Segment Information

MidAmerican Funding has identified three reportable operating segments: regulated electric, regulated gas and nonregulated energy. The regulated electric segment derives most of its revenue from regulated retail sales of electricity to residential, commercial, and industrial customers and from wholesale sales. The regulated gas segment derives most of its revenue from regulated retail sales of natural gas to residential, commercial, and industrial customers and also obtains significant revenue by transporting gas owned by others through its distribution system. Pricing for regulated electric and regulated gas sales are established separately by regulatory agencies; therefore, management also reviews each segment separately to make decisions regarding allocation of resources and in evaluating performance. The nonregulated energy segment derives most of its revenue from nonregulated retail electric and gas activities. Common operating costs, interest income, interest expense and income tax expense are allocated to each segment based on certain factors, which primarily related to the nature of the cost. "Other" in the tables below consists of the nonregulated subsidiaries of MidAmerican Funding not engaged in the energy business and parent company interest expense.

The following tables provide information on a reportable operating segment basis (in millions):

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2010	2009	2010	2009
Operating revenue:
Regulated electric	$427	$391	$856	$835
Regulated gas	128	118	515	506
Nonregulated energy	270	252	589	556
Other	2	2	2	2
Total operating revenue	$827	$763	$1,962	$1,899

Depreciation and amortization:
Regulated electric	$78	$74	$154	$148
Regulated gas	8	9	17	17
Total depreciation and amortization	$86	$83	$171	$165

Operating income:
Regulated electric	$74	$63	$136	$160
Regulated gas	3	4	46	47
Nonregulated energy	14	17	34	34
Other	—	—	—	(1)
Total operating income	$91	$84	$216	$240

	As of
	June 30, 2010	December 31, 2009
Total assets:
Regulated electric	$8,665	$8,621
Regulated gas	947	1,035
Nonregulated energy	210	221
Other	31	31
Total assets	$9,853	$9,908

(1)	Total assets by operating segment reflect the assignment of goodwill to applicable reporting units.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

MidAmerican Funding, LLC ("MidAmerican Funding") is an Iowa limited liability company whose sole member is MidAmerican Energy Holdings Company ("MEHC"). MidAmerican Funding owns all of the outstanding common stock of MHC Inc. ("MHC"), which owns all of the common stock of MidAmerican Energy Company ("MidAmerican Energy"), Midwest Capital Group, Inc. and MEC Construction Services Co. MHC, MidAmerican Funding and MEHC are headquartered in Des Moines, Iowa.

Management's Discussion and Analysis ("MD&A") addresses the Consolidated Financial Statements of MidAmerican Funding and its subsidiaries and MidAmerican Energy and its subsidiary as presented in this joint filing. Information in MD&A related to MidAmerican Energy, whether or not segregated, also relates to MidAmerican Funding. Information related to other subsidiaries of MidAmerican Funding pertains only to the discussion of the financial condition and results of operations of MidAmerican Funding. Where necessary, discussions have been segregated under the heading "MidAmerican Funding" to allow the reader to identify information applicable only to MidAmerican Funding. Explanations include management's best estimate of the impact of weather, customer growth and other factors.

This discussion should be read in conjunction with the historical unaudited Consolidated Financial Statements and Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q. MidAmerican Energy's and MidAmerican Funding's actual results in the future could differ significantly from the historical results.

Forward-Looking Statements

This report contains statements that do not directly or exclusively relate to historical facts. These statements are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements can typically be identified by the use of forward-looking words, such as "may," "could," "project," "believe," "anticipate," "expect," "estimate," "continue," "intend," "potential," "plan," "forecast," and similar terms. These statements are based upon MidAmerican Funding's and MidAmerican Energy's current intentions, assumptions, expectations and beliefs and are subject to risks, uncertainties and other important factors. Many of these factors are outside the control of MidAmerican Funding or MidAmerican Energy and could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include, among others:

•
general economic, political and business conditions in the jurisdictions in which MidAmerican Energy's facilities operate;

•
changes in federal, state and local governmental, legislative or regulatory requirements affecting MidAmerican Energy or the electric or gas utility industries;

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

•
the financial condition and creditworthiness of MidAmerican Energy's significant customers and suppliers;

•
changes in business strategy or development plans;

•
availability, terms and deployment of capital, including reductions in demand for investment grade commercial paper, debt securities and other sources of debt financing and volatility in the London Interbank Offered Rate, the base interest rate for MidAmerican Energy's credit facilities;

•
changes in MidAmerican Energy's credit ratings;

•
performance of MidAmerican Energy's generating facilities, including unscheduled outages or repairs;

•
risks relating to nuclear generation;

•
the impact of derivative contracts used to mitigate or manage volume, price and interest rate risk, including increased collateral requirements, and changes in commodity prices, interest rates and other conditions that affect the fair value of derivative contracts;

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

•
the impact of new accounting guidance or changes in current accounting estimates and assumptions on consolidated financial results;

•
other risks or unforeseen events, including litigation, wars, the effects of terrorism, embargoes and other catastrophic events; and

•
other business or investment considerations that may be disclosed from time to time in MidAmerican Funding's or MidAmerican Energy's filings with the United States Securities and Exchange Commission ("SEC") or in other publicly disseminated written documents.

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

Results of Operations for the Second Quarter and First Six Months of 2010 and 2009

Earnings Overview

MidAmerican Energy -

MidAmerican Energy's earnings on common stock for the second quarter of 2010 was $56 million, an increase of $11 million, or 24%, and for the first six months of 2010 was $139 million, a decrease of $5 million, or 3% compared to 2009. Operating income increased $7 million for the second quarter of 2010 due to improved regulated electric margins as a result of higher volumes and lower costs of purchased electricity for retail sales, offset partially by lower average margins for electric wholesale sales. Operating income decreased $25 million for the first six months of 2010 primarily due to lower margins for regulated electric wholesale sales, partially offset by higher volumes due mostly to increased generation availability as a result of joining the Midwest Independent Transmission System Operation, Inc. ("MISO") in the third quarter of 2009 and higher volumes of regulated electric retail sales. Additionally, increased maintenance costs related to emergency response and restoration related to intense storms in 2010 reduced operating income for the first six months of 2010.

MidAmerican Funding -

Net income attributable to MidAmerican Funding for the second quarter of 2010 was $54 million, an increase of $15 million, or 38%, and for the first six months of 2010 was $131 million, a decrease of $1 million, or 1%, compared to 2009. In addition to the factors discussed for MidAmerican Energy, net income attributable to MidAmerican Funding for the second quarter and first six months of 2010 reflects $3 million of after-tax income from the reduction of environmental contingencies related to MidAmerican Funding's past divestiture of an oil and gas company for which MidAmerican Funding has determined its future liability is no longer probable.

Regulated Electric Gross Margin

	Second Quarter				First Six Months
	2010	2009	Change		2010	2009	Change
Gross margin (in millions):
Operating revenue	$427	$391	$36	9%	$856	$835	$21	3%
Less - cost of fuel, energy and capacity	134	114	20	18	286	250	36	14
Electric gross margin	$293	$277	$16	6	$570	$585	$(15)	(3)

Sales (Gigawatt hours ("GWh")):
Retail	5,215	4,832	383	8%	10,433	9,889	544	6%
Wholesale	3,150	2,631	519	20	6,714	6,542	172	3
Total	8,365	7,463	902	12	17,147	16,431	716	4

Electric gross margin for the second quarter of 2010 increased $16 million compared to the second quarter of 2009. Retail gross margin increased $30 million primarily due to an 8% improvement in sales volumes as a result of various customer usage influences, including warmer temperatures in the service territory and customer growth. Additionally, a lower cost of purchased electricity for retail sales contributed to the improvement in retail gross margin. Wholesale gross margin decreased a total of $14 million due to a $23 million reduction from a lower average margin per megawatt hour sold, resulting from increased fuel costs, offset partially by a $9 million improvement in wholesale gross margin due to the increase in wholesale sales volumes mostly from increased generation availability as a result of joining the MISO in the third quarter of 2009. Wholesale includes sales of energy to markets operated by regional transmission organizations, other utilities, municipalities and marketers.

Electric gross margin for the first six months of 2010 decreased $15 million compared to the first six months of 2009. Retail gross margin increased $35 million primarily due to a 6% improvement in sales volumes as a result of various customer usage influences, including more extreme temperatures in the service territory and customer growth. Additionally, a lower cost of purchased electricity for retail sales contributed to the improvement in retail gross margin. Wholesale gross margin decreased $50 million primarily due to a $53 million reduction from a lower average margin per megawatt hour sold, resulting increased fuel costs, offset partially by a $3 million improvement in wholesale gross margin due to the increase in related sales volumes mostly as a result of joining the MISO.

Regulated Gas Gross Margin

	Second Quarter				First Six Months
	2010	2009	Change		2010	2009	Change
Gross margin (in millions):
Operating revenue	$128	$118	$10	8%	$515	$506	$9	2%
Less - cost of gas sold	82	71	11	15	380	372	8	2
Gas gross margin	$46	$47	$(1)	(2)	$135	$134	$1	1

Sales (000's decatherms ("Dths")):
Retail	8,945	10,789	(1,844)	(17)%	47,988	48,765	(777)	(2)%
Wholesale	8,199	8,537	(338)	(4)	18,354	22,930	(4,576)	(20)
Total	17,144	19,326	(2,182)	(11)	66,342	71,695	(5,353)	(7)

Regulated gas revenue includes purchased gas adjustment clauses through which MidAmerican Energy is allowed to recover the cost of gas sold from its retail gas utility customers. Consequently, fluctuations in the cost of gas sold do not directly affect gross margin or net income because regulated gas revenue reflects comparable fluctuations through the purchased gas adjustment clauses. Compared to the second quarter of 2009, MidAmerican Energy's average per-unit cost of gas sold increased 30%, resulting in a $20 million increase in gas revenue and cost of gas sold for 2010. That increase was substantially offset by an 11% decrease in sales volumes due primarily to warmer temperatures during the second quarter of 2010. For the first six months of 2010, MidAmerican Energy's average per-unit cost of gas sold increased 10% resulting in a $35 million increase in gas revenue and cost of gas sold, which was partially offset by a 7% decrease in sales volumes.

Regulated Operating Costs and Expenses

Other operating expenses of $99 million for the second quarter of 2010 were unchanged compared to the second quarter of 2009. Other operating expenses of $198 million for the first six months of 2010 decreased $7 million compared to the first six months of 2009 reflecting a $5 million decrease in healthcare benefit costs and the impact of cost reductions.

Maintenance expense of $49 million for the second quarter of 2010 decreased $1 million compared to the second quarter of 2009. Maintenance expense of $98 million for the first six months of 2010 increased $8 million compared to the first six months of 2009 due to an $11 million increase in costs for emergency response and restoration due to intense storms in 2010. The increase was partially offset by decreases related to fossil-fueled and wind-powered generating facilities.

Depreciation and amortization expense of $86 million for the second quarter of 2010 increased $3 million compared to the second quarter of 2009. For the first six months of 2010, depreciation and amortization expense of $171 million increased $6 million compared to the first six months of 2009. The increases were due to greater utility plant in service.

 Nonregulated Gross Margin

MidAmerican Energy -

	Second Quarter				First Six Months
	2010	2009	Change		2010	2009	Change
Gross margin (in millions):
Nonregulated operating revenue	$270	$252	$18	7%	$589	$556	$33	6%
Less - nonregulated cost of sales	250	228	22	10	543	507	36	7
Nonregulated gross margin	$20	$24	$(4)	(17)	$46	$49	$(3)	(6)

Nonregulated electric retail sales (GWh)	2,859	2,434	425	17%	5,555	4,809	746	16%

Nonregulated gas sales (000's Dths)	8,251	9,065	(814)	(9)%	21,791	23,000	(1,209)	(5)%

Nonregulated revenue and cost of sales for the second quarter and first six months of 2010 increased relative to the comparable periods in 2009 due to increases in nonregulated electric retail sales volumes, partially offset by decreases in related average prices and costs. Nonregulated gas revenues decreased during the same periods in 2010 due to decreases in sales volumes, while the related cost of sales were relatively unchanged due to the offsetting effect of an increase in the average cost of gas. Nonregulated gross margin decreased for the second quarter of 2010 compared to the second quarter of 2009 due to lower gas and electric gross margins primarily resulting from lower average margins per unit sold. For the first six months of 2010, nonregulated gross margin decreased due to a lower nonregulated gas gross margin and reduced earnings from sharing arrangements under applicable state regulations and tariffs related to MidAmerican Energy's regulated natural gas operations, offset partially by an improved gross margin for nonregulated electric retail sales due to higher sales volumes.

Non-Operating Income

MidAmerican Energy -

MidAmerican Energy's other, net for the second quarter and first six months of 2010 decreased $9 million and $5 million, respectively, compared to the second quarter and first six months of 2009 due to decreased income from corporate-owned life insurance policies as a result of capital market performance and a $3 million expense for the resolution of a dispute with the operator of one of MidAmerican Energy's jointly owned generating facilities. For the first six months of 2010, allowance for equity funds increased $2 million as a result of lower short-term borrowings. As a regulated public utility, MidAmerican Energy is allowed to capitalize, and record as income, a cost of construction for equity funds used, based on guidelines set forth by the Federal Energy Regulatory Commission ("FERC").

MidAmerican Funding -

Other, net for the second quarter and first six months of 2010 reflects $5 million of income from the reduction of environmental contingencies related to MidAmerican Funding's past divestiture of an oil and gas company for which MidAmerican Funding has determined its future liability is no longer probable.

Fixed Charges

MidAmerican Funding -

The $3 million decrease in MidAmerican Funding's interest on long-term debt for 2010 compared to 2009 is due to MidAmerican Funding's repayment in February 2009 of $175 million of 6.339% Senior notes.

Income Tax Expense

MidAmerican Energy -

MidAmerican Energy's income tax expense decreased $11 million to a benefit of $6 million for the second quarter of 2010 with an effective tax rate of (12)% compared to 10% for the second quarter of 2009. MidAmerican Energy's income tax expense decreased $20 million to $3 million for the first six months of 2010 with an effective tax rate of 2% compared to 14% for the first six months of 2009.

The decreases in income tax expense and the effective tax rate compared to 2009 were due to $7 million of income tax benefits recognized in 2010 for a change in the tax accounting method for the repairs deductions and other items recognized currently resulting from the effects of ratemaking, both as discussed below, and for the six-month period, lower pre-tax income.

MidAmerican Energy changed the method by which it determines current income tax deductions for repairs on certain of its regulated utility assets (the "repairs deduction"), which results in current deductibility for costs that are capitalized for book purposes. In the second quarter of 2010, MidAmerican Energy determined a repairs deduction for its regulated gas utility assets, which was computed for tax years 2004 and forward for inclusion on the 2009 income tax return. Iowa, MidAmerican Energy's largest jurisdiction for rate-regulated operations, requires immediate income recognition of such temporary differences. Therefore, amounts that would otherwise have been recognized in income tax expense have been included as changes in regulatory assets. This treatment of such temporary differences impacts the effective tax rates from year to year.

MidAmerican Funding -

MidAmerican Funding's income tax expense decreased $10 million to a benefit of $9 million for the second quarter of 2010 with an effective tax rate of (20)% compared to 2% for the second quarter of 2009. MidAmerican Funding's income tax expense decreased $18 million to a benefit of $3 million for the first six months of 2010 with an effective tax rate of (2)% compared to 10% for the first six months of 2009. Refer to the discussion of MidAmerican Energy above for a discussion of these decreases.

Liquidity and Capital Resources

As of June 30, 2010, MidAmerican Energy's total net liquidity available was $617 million consisting of $162 million of cash and cash equivalents and $650 million of revolving credit facilities reduced by $195 million of the revolving credit facilities reserved to support MidAmerican Energy's variable-rate tax-exempt bond obligations. As of June 30, 2010, MidAmerican Funding's total net liquidity available was $619 million, including $2 million of availability relative to MHC's $4 million revolving credit facility.

Operating Activities

MidAmerican Energy's net cash flows from operating activities for the six-month periods ended June 30, 2010 and 2009, were $458 million and $485 million, respectively. MidAmerican Funding's net cash flows from operating activities for the six-month periods ended June 30, 2010 and 2009, were $446 million and $472 million, respectively. The decreases were primarily due to a reduction in income tax receipts and lower income from electric wholesale sales for the six-month period ended June 30, 2010.

Investing Activities

MidAmerican Energy's and MidAmerican Funding's net cash flows from investing activities for the six-month periods ended June 30, 2010 and 2009, were $(129) million and $(232) million, respectively. Net cash flows from investing activities consist almost entirely of utility construction expenditures, which decreased for 2010 due principally to payments in 2009 related to the construction of wind-powered generation facilities placed in service in 2008 and a scrubber project at a generating facility in 2009. Purchases and proceeds related to available-for-sale securities consist of activity within the Quad Cities nuclear decommissioning trusts.

Financing Activities

MidAmerican Energy's net cash flows from financing activities for the six-month periods ended June 30, 2010 and 2009, were $(254) million and $(251) million, respectively. MidAmerican Funding's net cash flows from financing activities for the six-month periods ended June 30, 2010 and 2009, were $(243) million and $(238) million, respectively. In 2010, MidAmerican Energy paid common dividends to MHC totaling $250 million and in 2009 made repayments of short-term debt totaling $250 million. In 2010, MidAmerican Funding paid $241 million, compared to receiving $188 million in 2009, through its note payable with MidAmerican Energy Holdings Company. Additionally, MidAmerican Funding repaid $175 million of 6.339% Senior notes in March 2009.

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

MidAmerican Energy currently has an effective registration statement with the SEC to issue any amount of long-term securities through October 1, 2011. It also has authorization from the FERC to issue long-term securities totaling up to $870 million through October 30, 2010. Regarding annual and multiple year capital projects, MidAmerican Energy has authorizations from the Illinois Commerce Commission ("ICC"), expiring from October 8, 2010, to October 8, 2012, to issue up to an aggregate of $993 million of long-term debt securities.

In conjunction with the March 1999 merger, MidAmerican Energy committed to the Iowa Utilities Board ("IUB") to use commercially reasonable efforts to maintain an investment grade rating on its long-term debt and to maintain its common equity level above 42% of total capitalization unless circumstances beyond its control result in the common equity level decreasing to below 39% of total capitalization. MidAmerican Energy must seek the approval of the IUB of a reasonable utility capital structure if MidAmerican Energy's common equity level decreases below 42% of total capitalization, unless the decrease is beyond the control of MidAmerican Energy. MidAmerican Energy is also required to seek the approval of the IUB if MidAmerican Energy's equity level decreases to below 39%, even if the decrease is due to circumstances beyond the control of MidAmerican Energy. If MidAmerican Energy's common equity level were to drop below the required thresholds, MidAmerican Energy's ability to issue debt could be restricted. As of June 30, 2010, MidAmerican Energy's common equity ratio was 50% computed on a basis consistent with its commitment.

 Future Uses of Cash

MidAmerican Energy and MidAmerican Funding have available a variety of sources of liquidity and capital resources, both internal and external, including net cash flows from operating activities, public and private debt offerings, the issuance of commercial paper, the use of unsecured revolving credit facilities, and other sources. These sources are expected to provide funds required for current operations, capital expenditures, debt retirements and other capital requirements. The availability and terms under which MidAmerican Energy and MidAmerican Funding have access to external financing depends on a variety of factors, including their credit ratings, investors' judgment of risk and conditions in the overall capital market, including the condition of the utility industry in general.

Utility Construction Expenditures

MidAmerican Energy's primary need for capital is utility construction expenditures. MidAmerican Energy's utility construction expenditures for 2010, excluding the non-cash allowance for equity funds used during construction, are estimated to be approximately $273 million, which includes $270 million for ongoing operational projects, including distribution, transmission, generation and other infrastructure needed to serve existing and expected growing demand and $3 million for emissions control equipment to address current and anticipated air quality regulations. Capital expenditure needs are reviewed regularly by management and may change significantly as a result of these reviews, which may consider, among other factors, changes in rules and regulations, including environmental and nuclear, changes in income tax laws, general business conditions, load projections, system reliability standards, the cost and efficiency of construction labor, equipment and materials, and the cost and availability of capital.

MidAmerican Energy continues to evaluate additional cost-effective wind-powered generation. In December 2009, the Iowa Utilities Board ("IUB") issued an Order approving, subject to conditions, a settlement agreement between MidAmerican Energy and the Iowa Office of Consumer Advocate in conjunction with MidAmerican Energy's ratemaking principles application to construct up to 1,001 megawatts ("MW") (nominal ratings) of additional wind-powered generation in Iowa through 2012, the last 251 MW of which is subject to IUB confirmation. MidAmerican Energy has further committed that not greater than 500 MW will be placed in service during 2012. Wind-powered generation projects under this agreement are authorized to earn a 12.2% return on equity in any future Iowa rate proceeding. The Order has been appealed to the district court in Polk County, Iowa, by one of the intervenors in the proceeding.

Additionally, MidAmerican Energy has begun preliminary investigation into possible development of a nuclear generation facility. In support of such investigatory activities, Iowa law authorizes recovery of approximately $15 million over three years from MidAmerican Energy's Iowa customers for the cost of this effort, subject to the review of the IUB. MidAmerican Energy has not entered into any material commitments with regard to nuclear facility development.

MidAmerican Energy has implemented a planning process that forecasts the site-specific controls and actions that may be required to meet emissions reductions as promulgated by the United States Environmental Protection Agency ("EPA"). The plan is designed to effectively manage its expenditures required to comply with emissions standards. On April 1, 2010, MidAmerican Energy submitted to the IUB an updated plan, as required every two years by Iowa law, which called for no significant additional capital spending on environmental projects beyond 2010. Primarily in light of the EPA's proposed Clean Air Transport Rule, MidAmerican Energy is evaluating amendments to this filing. See the "Environmental Laws and Regulations" below for a discussion of the recent environmental rulemaking. Estimates of the environmental capital and operating requirements may change significantly at any time as a result of, among other factors, changes in related regulations, prices of products used to meet the requirements and management's strategies for achieving compliance with the regulations. The future costs (beyond existing planned capital expenditures) of complying with applicable environmental laws, regulations and rules cannot yet be reasonably estimated but could be material to MidAmerican Energy.

Contractual Obligations

There have been no material changes outside the normal course of business in MidAmerican Energy's and MidAmerican Funding's contractual obligations from the information provided in Item 7 of their Annual Report on Form 10-K for the year ended December 31, 2009. Additionally, refer to the "Utility Construction Expenditures" discussion included in Liquidity and Capital Resources.

Environmental Laws and Regulations

MidAmerican Energy is subject to federal, state and local laws and regulations regarding air and water quality, climate change, hazardous and solid waste disposal, protected species and other environmental matters that have the potential to impact its current and future operations. In addition to imposing continuing compliance obligations, these laws and regulations provide authority to levy substantial penalties for noncompliance including fines, injunctive relief and other sanctions. These laws and regulations are administered by the EPA and various other state and local agencies. All such laws and regulations are subject to a range of interpretation, which may ultimately be resolved by the courts. Environmental laws and regulations continue to evolve, and MidAmerican Energy is unable to predict the impact of the changing laws and regulations on its operations and consolidated financial results. MidAmerican Energy believes it is in material compliance with all applicable laws and regulations. Refer to "Future Uses of Cash" for discussion of MidAmerican Energy's forecasted environmental-related capital expenditures. The discussion below contains material developments since those disclosed in Item 7 of MidAmerican Energy's and MidAmerican Funding's Annual Report on Form 10-K for the year ended December 31, 2009.

 National Ambient Air Quality Standards

In June 2010, the EPA finalized a new national ambient air quality standard for sulfur dioxide ("SO2"). Under the new rule, the existing 24-hour and annual standards for SO2, which were 140 parts per billion measured over 24 hours and 30 parts per billion measured over an entire year, were replaced with a new one-hour standard of 75 parts per billion. The new rule will utilize a 3-year average to determine attainment. The rule will utilize source modeling, in addition to the installation of ambient monitors where SO2 emissions impact populated areas, with new monitors required to be in-service no later than January 2013. Attainment designations are due by June 2012, with State Implementation Plans ("SIPs") due by 2014 and final attainment demonstrations by August 2017.

Under the new standard, the number of counties designated as nonattainment areas is likely to increase. Businesses operating in newly designated nonattainment counties could face increased regulation and costs to monitor or reduce emissions. For instance, existing major emissions sources may have to install reasonably available control technologies to achieve certain reductions in emissions and undertake additional monitoring, recordkeeping and reporting. The construction or modification of facilities that are sources of emissions could become more difficult in nonattainment areas. Until additional monitoring and modeling is conducted, the impacts on MidAmerican Energy cannot be determined.

 Clean Air Transport Rule

In July 2010, the EPA proposed the Clean Air Transport Rule ("Transport Rule"), a replacement of the Clean Air Interstate Rule ("CAIR"), which requires electric generating units in 31 states and the District of Columbia to reduce emissions of SO2 and nitrogen oxide ("NOx") on a state-by-state basis in accordance with each state's modeled contribution to nonattainment of the fine particulate standards in downwind states. The emission reductions required under the Transport Rule are intended only to resolve transported emissions and not to resolve air quality issues in the states where the generation is located. The Transport Rule's emission reduction requirements are proposed to take place in two phases, with the first phase beginning in 2012 and the second phase beginning in 2014. By 2014, the rule and other state and EPA actions would reduce power plant SO2 emissions by 71% and NOx emissions by 52% from 2005 levels in covered states. The EPA will administer separate trading programs for SO2 and NOx under the Transport Rule and has identified three potential options for implementation. The EPA's preferred approach allows limited trading of SO2 allowances and region-wide trading of annual NOx allowances. The second approach would allow trading of emission allowances only between facilities within a state. The final approach would not allow any trading of allowances. Under this approach each emitting facility would be required to meet plant-specific emission rates. Facilities are required to comply with the CAIR until the Transport Rule is in effect. Until the final Transport Rule is adopted, the impacts on MidAmerican Energy cannot be determined. The EPA anticipates finalizing the Transport Rule in 2011. It is possible that the existing CAIR or the proposed Transport Rule may be replaced with more stringent requirements to reduce SO2 and NOx emissions.

 Coal Combustion Byproduct Disposal

In December 2008, an ash impoundment dike at the Tennessee Valley Authority's Kingston power plant collapsed after heavy rain, releasing a significant amount of fly ash and bottom ash, coal combustion byproducts, and water to the surrounding area. In light of this incident, federal and state officials have called for greater regulation of coal combustion storage and disposal. In May 2010, the EPA released a proposed rule to regulate the management and disposal of coal combustion byproducts, presenting two alternatives to regulation under the Resource Conservation and Recovery Act ("RCRA"). Under the first option, coal combustion byproducts would be regulated as special waste under RCRA Subtitle C, and the EPA would establish requirements for coal combustion byproducts from the point of generation to disposition, including the closure of disposal units. Alternatively, the EPA is considering regulation under RCRA Subtitle D under which it would establish minimum nationwide standards for the disposal of coal combustion byproducts. Under both options, surface impoundments utilized for coal combustion byproducts would have to be cleaned and closed unless they could meet more stringent regulatory requirements; in addition, more stringent requirements would be implemented for new ash landfills and expansions of existing ash landfills. MidAmerican Energy operates 8 surface impoundments and 4 landfills that contain coal combustion byproducts. These ash impoundments and landfills may be impacted by the newly proposed regulation, particularly if the materials are regulated as hazardous or special waste under RCRA Subtitle C, and could pose significant additional costs associated with ash management and disposal activities at MidAmerican Energy's coal-fired generating facilities. Public comments on the proposed rule are due in September 2010. The impact of the proposed regulations on coal combustion byproducts cannot be determined at this time.

Collateral and Contingent Features

MidAmerican Energy's senior unsecured debt credit ratings are as follows: Moody's Investors Service, "A2/stable;" Standard & Poor's Rating Services, "A-/stable;" and Fitch Ratings, "A/stable." Debt and preferred securities of MidAmerican Energy are rated by nationally recognized credit rating agencies. Assigned credit ratings are based on each rating agency's assessment of MidAmerican Energy's ability to, in general, meet the obligations of its issued debt or preferred securities. The credit ratings are not a recommendation to buy, sell or hold securities, and there is no assurance that a particular credit rating will continue for any given period of time.

MidAmerican Funding and MidAmerican Energy have no credit rating downgrade triggers that would accelerate the maturity dates of its outstanding debt, and a change in credit rating is not an event of default under the applicable debt instruments. MidAmerican Energy's unsecured revolving credit facilities do not require the maintenance of a minimum credit rating level in order to draw upon its availability but, under certain instances, must maintain sufficient covenant tests if ratings drop below a certain level. However, commitment fees and interest rates under the credit facilities are tied to credit ratings and increase or decrease when the ratings change. A ratings downgrade could also increase the future cost of commercial paper, short- and long-term debt issuances or new credit facilities.

In accordance with industry practice, certain agreements, including derivative contracts, contain provisions that require MidAmerican Energy to maintain specific credit ratings on its unsecured debt from one or more of the major credit ratings agencies. These agreements, including derivative contracts, may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance" in the event of a material adverse change in MidAmerican Energy's creditworthiness. These rights can vary by contract and by counterparty. If all credit-risk-related contingent features or adequate assurance provisions for these agreements, including derivative contracts, had been triggered as of June 30, 2010, MidAmerican Energy would have been required to post $240 million of additional collateral. MidAmerican Energy's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings or other factors. Refer to Note 4 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for a discussion of MidAmerican Energy's collateral requirements specific to its derivative contracts.

In July 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Reform Act"). The Reform Act reshapes financial regulation in the United States by creating new regulators, regulating new markets and firms, and providing new enforcement powers to regulators. Virtually all major areas of the Reform Act, including collateral requirements on derivative contracts, will be the subject of regulatory interpretation and implementation rules requiring rulemaking proceedings that may take several years to complete.

MidAmerican Energy is a party to derivative contracts, including over-the-counter derivative contracts. Refer to Note 4 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for a discussion of MidAmerican Energy's collateral requirements specific to its derivative contracts. The Reform Act provides for extensive new regulation of over-the-counter derivative contracts and certain market participants, including imposition of mandatory clearing, exchange trading, capital and margin requirements for "swap dealers" and "major swap participants." Although MidAmerican Energy generally does not enter into over-the-counter derivative contracts for purposes unrelated to hedging of commercial risk and does not believe it will be considered a swap dealer or major swap participant, the outcome of the rulemaking proceedings cannot be predicted and, therefore, the impact of the Reform Act on MidAmerican Energy's consolidated financial results cannot be determined at this time.

New Accounting Pronouncements

For a discussion of new accounting pronouncements affecting MidAmerican Energy and MidAmerican Funding, refer to Note 2 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q.

Critical Accounting Estimates

Certain accounting measurements require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized on the Consolidated Financial Statements based on such estimates involve numerous assumptions subject to varying and potentially significant degrees of judgment and uncertainty. Accordingly, the amounts currently reflected on the Consolidated Financial Statements will likely change in the future as additional information becomes available. Estimates are used for, but not limited to, the accounting for the effects of certain types of regulation, derivatives, impairment of long-lived assets and goodwill, pension and other postretirement benefits, income taxes and revenue recognition - unbilled revenue. For additional discussion of MidAmerican Energy's and MidAmerican Funding's critical accounting estimates, see Item 7 of their Annual Report on Form 10-K for the year ended December 31, 2009. There have been no significant changes in MidAmerican Energy's and MidAmerican Funding's assumptions regarding critical accounting estimates since December 31, 2009.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting MidAmerican Energy and MidAmerican Funding, see Item 7A of their Annual Report on Form 10-K for the year ended December 31, 2009. MidAmerican Energy's and MidAmerican Funding's exposure to market risk and their management of such risk has not changed materially since December 31, 2009. Refer to Note 4 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for disclosure of MidAmerican Energy's derivative positions as of June 30, 2010.

Item 4.	Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, the Company (MidAmerican Energy or MidAmerican Funding, as applicable) carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, the Company's management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to management, including the Company's Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company's internal control over financial reporting during the quarter ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There has been no material change to MidAmerican Funding's or MidAmerican Energy's risk factors from those disclosed in Item 1A of their Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In May 2010, MidAmerican Energy received an unsolicited offer to repurchase certain shares of its preferred securities. As a result, MidAmerican Energy purchased and canceled 24,901 shares of its $100 stated value 4.20% Series Preferred Stock for $2 million, at an average price per share of $72, and 10,170 shares of its $100 stated value 4.35% Series Preferred Stock for $1 million, at an average price per share of $77.

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

MIDAMERICAN FUNDING, LLC
MIDAMERICAN ENERGY COMPANY
Registrants

Date: August 6, 2010	/s/ Thomas B. Specketer
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