Form 10-Q
period 2010-09-30
MIDAMERICAN ENERGY CO; MIDAMERICAN FUNDING LLC
filed 2010-11-05
CIK 928576, 1098296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

or

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
Yes  ☐            No  ☒

All of the member's equity of MidAmerican Funding, LLC was held by its parent company, MidAmerican Energy Holdings Company as of October 31, 2010.

All common stock of MidAmerican Energy Company is held by its parent company, MHC Inc., which is a direct, wholly owned subsidiary of MidAmerican Funding, LLC. As of October 31, 2010, 70,980,203 shares of MidAmerican Energy Company common stock, without par value, were outstanding.

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
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Energy Company and subsidiary (the "Company") as of September 30, 2010, and the related consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2010 and 2009, and of cash flows and changes in equity for the nine-month periods ended September 30, 2010 and 2009. These interim financial statements are the responsibility of the Company's management.

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
November 5, 2010

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	September 30, 2010	December 31, 2009
ASSETS
Utility plant, net:
Electric	$9,382	$9,286
Gas	1,204	1,184
	10,586	10,470
Accumulated depreciation and amortization	(3,794)	(3,641)
	6,792	6,829
Construction work in progress	65	114
Total utility plant, net	6,857	6,943
Current assets:
Cash and cash equivalents	200	87
Receivables, net	327	408
Inventories	154	158
Other	76	93
Total current assets	757	746
Other assets:
Investments and nonregulated property, net	462	447
Regulatory assets	506	397
Other	58	74
Total other assets	1,026	918
Total assets	$8,640	$8,607

CAPITALIZATION AND LIABILITIES
Capitalization:
MidAmerican Energy common shareholder's equity	$2,798	$2,929
Preferred securities	27	30
Noncontrolling interests	1	1
Long-term debt, excluding current portion	2,865	2,865
Total capitalization	5,691	5,825
Current liabilities:
Accounts payable	215	259
Taxes accrued	80	97
Interest accrued	37	44
Other	150	90
Total current liabilities	482	490
Other liabilities:
Deferred income taxes	1,211	1,057
Investment tax credits	33	34
Asset retirement obligations	212	205
Regulatory liabilities	710	683
Other	301	313
Total other liabilities	2,467	2,292
Total capitalization and liabilities	$8,640	$8,607

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2010	2009	2010	2009
Operating revenue:
Regulated electric	$505	$451	$1,361	$1,286
Regulated gas	110	85	625	591
Nonregulated	317	275	906	831
Total operating revenue	932	811	2,892	2,708

Operating costs and expenses:
Regulated:
Cost of fuel, energy and capacity	157	125	443	375
Cost of gas sold	67	45	447	417
Other operating expenses	105	104	303	309
Maintenance	45	43	143	133
Depreciation and amortization	86	85	257	250
Property and other taxes	28	24	84	78
	488	426	1,677	1,562
Nonregulated:
Cost of sales	290	254	833	761
Other	7	9	19	22
	297	263	852	783
Total operating costs and expenses	785	689	2,529	2,345

Operating income	147	122	363	363

Non-operating income:
Interest and dividend income	—	1	1	2
Allowance for equity funds	1	—	3	—
Other, net	3	5	3	10
Total non-operating income	4	6	7	12

Fixed charges:
Interest on long-term debt	39	39	116	117
Other interest expense	—	—	1	2
Allowance for borrowed funds	—	—	(1)	(1)
Total fixed charges	39	39	116	118

Income before income tax expense (benefit)	112	89	254	257
Income tax expense (benefit)	4	(47)	7	(24)

Net income	108	136	247	281
Preferred dividends	—	—	—	1

Earnings on common stock	$108	$136	$247	$280

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Nine-Month Periods Ended September 30,
	2010	2009

Cash flows from operating activities:
Net income	$247	$281
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	257	250
Provision for deferred income taxes, net	95	164
Changes in other assets and liabilities	24	23
Other, net	(5)	11
Changes in other operating assets and liabilities:
Receivables, net	82	174
Inventories	4	(12)
Derivative collateral, net	14	12
Accounts payable	(36)	(88)
Taxes accrued	(13)	(27)
Other current assets and liabilities	6	4
Net cash flows from operating activities	675	792

Cash flows from investing activities:
Utility construction expenditures	(182)	(346)
Purchases of available-for-sale securities	(57)	(212)
Proceeds from sales of available-for-sale securities	51	197
Decrease in restricted cash and short-term investments	1	10
Other, net	4	15
Net cash flows from investing activities	(183)	(336)

Cash flows from financing activities:
Dividends	(376)	(1)
Repurchase of preferred securities	(3)	—
Net repayments of short-term debt	—	(457)
Net cash flows from financing activities	(379)	(458)

Net change in cash and cash equivalents	113	(2)
Cash and cash equivalents at beginning of period	87	9
Cash and cash equivalents at end of period	$200	$7

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
(Amounts in millions)

	MidAmerican Energy Shareholders' Equity
	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss, Net	Preferred Securities	Noncontrolling Interests	Total Equity

Balance, January 1, 2009	$561	$2,068	$(60)	$30	$1	$2,600
Net income	—	281	—	—	—	281
Other comprehensive loss	—	—	(5)	—	—	(5)
Preferred dividends	—	(1)	—	—	—	(1)
Balance, September 30, 2009	$561	$2,348	$(65)	$30	$1	$2,875

Balance, January 1, 2010	$561	$2,417	$(49)	$30	$1	$2,960
Net income	—	247	—	—	—	247
Other comprehensive loss	—	—	(3)	—	—	(3)
Repurchase of preferred securities	1	—	—	(3)	—	(2)
Common dividends	—	(375)	—	—	—	(375)
Preferred dividends	—	(1)	—	—	—	(1)
Balance, September 30, 2010	$562	$2,288	$(52)	$27	$1	$2,826

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in millions)

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2010	2009	2010	2009

Net income	$108	$136	$247	$281

Other comprehensive income (loss):
Unrealized losses on available-for-sale securities:
Unrealized losses during period-
Before income taxes	—	(1)	(4)	(5)
Income tax benefit	—	1	1	2
Net unrealized losses	—	—	(3)	(3)

Unrealized gains (losses) on cash flow hedges:
Unrealized losses during period-
Before income taxes	(18)	(12)	(28)	(82)
Income tax benefit	7	4	11	33
	(11)	(8)	(17)	(49)
Less realized losses reflected in net income during period-
Before income taxes	(4)	(29)	(28)	(78)
Income tax benefit	2	11	11	31
	(2)	(18)	(17)	(47)
Net unrealized gains (losses)	(9)	10	—	(2)

Other comprehensive income (loss)	(9)	10	(3)	(5)

Comprehensive income	$99	$146	$244	$276

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the Consolidated Financial Statements as of September 30, 2010, and for the three- and nine-month periods ended September 30, 2010 and 2009. The results of operations for the three- and nine-month periods ended September 30, 2010, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in MidAmerican Energy's Annual Report on Form 10-K for the year ended December 31, 2009, describes the most significant accounting policies used in the preparation of the Consolidated Financial Statements. There have been no significant changes in MidAmerican Energy's assumptions regarding significant accounting estimates and policies during the nine-month period ended September 30, 2010.

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

(3)    Fair Value Measurements

The carrying value of MidAmerican Energy's cash, certain cash equivalents, receivables, payables, accrued liabilities and short-term borrowings approximates fair value because of the short-term maturity of these instruments. MidAmerican Energy has various financial assets and liabilities that are measured at fair value on the Consolidated Financial Statements using inputs from the three levels of the fair value hierarchy. A financial asset or liability classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The three levels are as follows:

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

The following table presents MidAmerican Energy's assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of September 30, 2010
Assets:
Commodity derivatives	$5	$23	$27	$(24)	$31
Investments in available-for-sale securities:
Money market mutual funds(2)	110	—	—	—	110
Debt securities	86	41	12	—	139
Equity securities	151	—	—	—	151
	$352	$64	$39	$(24)	$431
Liabilities:
Commodity derivatives	$(19)	$(116)	$(2)	$37	$(100)

As of December 31, 2009
Assets:
Commodity derivatives	$3	$23	$30	$(19)	$37
Investments in available-for-sale securities:
Money market mutual funds(2)	71	—	—	—	71
Debt securities	69	46	16	—	131
Equity securities	149	—	—	—	149
	$292	$69	$46	$(19)	$388
Liabilities:
Commodity derivatives	$(5)	$(85)	$(9)	$43	$(56)

(1)	Represents netting under master netting arrangements and a net cash collateral receivable of $13 million and $24 million as of September 30, 2010 and December 31, 2009, respectively.

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

The following table reconciles the beginning and ending balances of MidAmerican Energy's assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Three-Month Period Ended September 30,
	2010		2009
	Commodity Derivatives	Debt Securities	Commodity Derivatives	Debt Securities

Beginning balance	$16	$12	$29	$12
Changes included in earnings(1)	10	—	(3)	—
Changes in fair value recognized in other comprehensive income	—	—	—	(1)
Changes in fair value recognized in regulatory assets and liabilities	—	—	4	—
Settlements	(4)	—	(10)	—
Net transfers to Level 2	3	—	—	—
Ending balance	$25	$12	$20	$11

	Nine-Month Period Ended September 30,
	2010		2009
	Commodity Derivatives	Debt Securities	Commodity Derivatives	Debt Securities

Beginning balance	$21	$16	$40	$16
Changes included in earnings(1)	15	—	16	—
Changes in fair value recognized in other comprehensive income	—	(4)	—	(5)
Changes in fair value recognized in regulatory assets and liabilities	3	—	9	—
Settlements	(17)	—	(45)	—
Net transfers to Level 2	3	—	—	—
Ending balance	$25	$12	$20	$11

(1)
Changes included in earnings are reported as nonregulated operating revenue on the Consolidated Statements of Operations. For commodity derivatives held as of September 30, 2010 and 2009, net unrealized gains (losses) included in earnings for the three-month periods ended September 30, 2010 and 2009, totaled $5 million and $(3) million, respectively, and for the nine-month periods ended September 30, 2010 and 2009, totaled $10 million and $12 million, respectively.

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

	As of September 30, 2010		As of December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$2,865	$3,252	$2,865	$3,054

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

The following table, which excludes contracts that qualify for the normal purchases or normal sales exception afforded by GAAP, summarizes the fair value of MidAmerican Energy's derivative contracts, on a gross basis, and reconciles those amounts to the amounts presented on a net basis on the Consolidated Balance Sheets (in millions):

	Current Assets - Other	Other Assets - Other	Current Liabilities - Other	Other Liabilities - Other	Total
As of September 30, 2010
Not designated as hedging contracts(1)(2):
Commodity assets	$28	$8	$17	$1	$54
Commodity liabilities	(3)	(1)	(55)	(15)	(74)
Total	25	7	(38)	(14)	(20)

Designated as hedging contracts(1):
Commodity assets	—	—	1	—	1
Commodity liabilities	—	—	(45)	(18)	(63)
Total	—	—	(44)	(18)	(62)

Total derivatives	25	7	(82)	(32)	(82)
Cash collateral (payable) receivable	—	(1)	14	—	13
Total derivatives - net basis	$25	$6	$(68)	$(32)	$(69)

As of December 31, 2009
Not designated as hedging contracts(1)(2):
Commodity assets	$28	$9	$14	$—	$51
Commodity liabilities	(1)	—	(27)	(4)	(32)
Total	27	9	(13)	(4)	19

Designated as hedging contracts(1):
Commodity assets	1	—	3	1	5
Commodity liabilities	—	—	(44)	(23)	(67)
Total	1	—	(41)	(22)	(62)

Total derivatives	28	9	(54)	(26)	(43)
Cash collateral receivable	—	—	23	1	24
Total derivatives - net basis	$28	$9	$(31)	$(25)	$(19)

(1)	Derivative contracts within these categories subject to master netting arrangements are presented on a net basis on the Consolidated Balance Sheets.

(2)
The majority of MidAmerican Energy's commodity derivatives not designated as hedging contracts are included in regulated rates, and as of September 30, 2010 and December 31, 2009, a net regulatory asset (liability) of $20 million and $(14) million, respectively, was recorded related to the net derivative asset (liability) of $(20) million and $19 million, respectively.

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

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

Beginning balance	$(3)	$(55)	$(14)	$4
Changes in fair value recognized in net regulatory assets (liabilities)	21	(15)	19	(50)
Net (losses) gains reclassified to earnings - operating revenue	(1)	21	7	52
Net gains reclassified to earnings - cost of fuel, energy and capacity	3	5	13	13
Net gains (losses) reclassified to earnings - cost of gas sold	—	2	(5)	(61)
Ending balance	$20	$(42)	$20	$(42)

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

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

Nonregulated operating revenue	$8	$(2)	$19	$17
Regulated cost of gas sold	—	—	3	1
Nonregulated cost of sales	(7)	3	(17)	(10)
Total	$1	$1	$5	$8

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

The following table reconciles the beginning and ending balances of MidAmerican Energy's accumulated other comprehensive loss (pre-tax) and summarizes pre-tax gains and losses on commodity derivative contracts designated and qualifying as cash flow hedges recognized in other comprehensive income ("OCI"), as well as amounts reclassified to earnings (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

Beginning balance	$49	$101	$63	$80
Net losses recognized in OCI	18	12	28	82
Net losses reclassified to earnings - nonregulated cost of sales	(4)	(29)	(28)	(78)
Ending balance	$63	$84	$63	$84

Realized gains and losses on all hedges and hedge ineffectiveness are recognized in income as nonregulated operating revenue or nonregulated cost of sales depending upon the nature of the item being hedged. For the three- and nine-month periods ended September 30, 2010 and 2009, hedge ineffectiveness was insignificant. As of September 30, 2010, MidAmerican Energy had cash flow hedges with expiration dates extending through December 2014, and $44 million of pre-tax net unrealized losses are forecasted to be reclassified from accumulated other comprehensive loss into earnings over the next twelve months as contracts settle.

Commodity Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding commodity derivative contracts with fixed price terms that comprise the mark-to-market values as of September 30 (in millions):

	Unit of Measure	2010	2009

Electricity purchases	Megawatt hours	4	2
Natural gas purchases	Decatherms	47	25
Fuel purchases	Gallons	5	2

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

Collateral and Contingent Features

In accordance with industry practice, certain derivative contracts contain provisions that require MidAmerican Energy to maintain specific credit ratings from one or more of the major credit rating agencies on its senior unsecured debt. These derivative contracts may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance" in the event of a material adverse change in MidAmerican Energy's creditworthiness. These rights can vary by contract and by counterparty. As of September 30, 2010, MidAmerican Energy's credit ratings from the three recognized credit rating agencies were investment grade.

The aggregate fair value of MidAmerican Energy's derivative contracts in liability positions with specific credit-risk-related contingent features totaled $117 million and $84 million as of September 30, 2010 and December 31, 2009, respectively, for which MidAmerican Energy had posted collateral of $10 million and $19 million, respectively. If all credit-risk-related contingent features for derivative contracts in liability positions had been triggered as of September 30, 2010 and December 31, 2009, MidAmerican Energy would have been required to post $99 million and $52 million, respectively, of additional collateral. MidAmerican Energy's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors.

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

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2010	2009	2010	2009
Pension:
Service cost	$5	$5	$13	$14
Interest cost	9	11	29	32
Expected return on plan assets	(10)	(11)	(30)	(32)
Net amortization	—	—	—	(1)
Net periodic benefit cost	$4	$5	$12	$13

Other Postretirement:
Service cost	$1	$—	$3	$2
Interest cost	3	3	8	8
Expected return on plan assets	(4)	(3)	(10)	(8)
Net amortization	—	—	(1)	(1)
Net periodic benefit cost	$—	$—	$—	$1

Employer contributions to the pension and other postretirement benefit plans are expected to be $26 million and $2 million, respectively, during 2010. As of September 30, 2010, $22 million and $1 million of contributions had been made to the pension and other postretirement benefit plans, respectively.

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

(6)    Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense is as follows :

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2010	2009	2010	2009

Federal statutory income tax rate	35%	35%	35%	35%
Amortization of investment tax credit	(1)	(1)	(1)	(1)
State income tax, net of federal income tax benefit	8	10	7	8
Renewable electricity production tax credits	(29)	(22)	(26)	(21)
Tax method change	—	(62)	(3)	(22)
Effects of ratemaking	(10)	(11)	(10)	(8)
Other, net	1	(2)	1	—
Effective income tax rate	4%	(53)%	3%	(9)%

MidAmerican Energy changed the method by which it determines current income tax deductions for repairs on certain of its regulated utility assets ("repairs deduction"), which results in current deductibility for costs that are capitalized for book purposes. MidAmerican Energy was allowed to retroactively apply the method change and take a deduction for prior-year costs on the tax return being prepared at the time of the change. A repairs deduction for MidAmerican Energy's regulated gas utility assets, which was computed for tax years 2004 and forward and deducted on the 2009 income tax return, resulted in the recognition of $7 million of net tax benefits in earnings for the first nine months of 2010. Earnings for the third quarter and first nine months of 2009 reflect $55 million of net tax benefits recognized for a repairs deduction related to MidAmerican Energy's regulated electric utility assets, which was computed for tax years 1998 and forward and deducted on the 2008 income tax return. Iowa, MidAmerican Energy's largest jurisdiction for rate-regulated operations, requires immediate income recognition of such temporary differences. The ongoing impact of the repairs deduction change, along with other items recognized currently in income tax expense as the result of ratemaking, is reflected in the effects of ratemaking line above.

(7)    Commitments and Contingencies

MidAmerican Energy is party to a variety of legal actions arising out of the normal course of business. Plaintiffs occasionally seek punitive or exemplary damages. MidAmerican Energy does not believe that such normal and routine litigation will have a material impact on its consolidated financial results.

(8)    Components of Accumulated Other Comprehensive Loss, Net

Accumulated other comprehensive loss, net consists of the following components (in millions):

	As of
	September 30, 2010	December 31, 2009

Fair value adjustment on cash flow hedges, net of tax of $(25) and $(25)	$(38)	$(38)
Unrealized losses on available-for-sale securities, net of tax of $(9) and $(8)	(14)	(11)
Total accumulated other comprehensive loss, net	$(52)	$(49)

(9)    Segment Information

MidAmerican Energy has identified three reportable operating segments: regulated electric, regulated gas and nonregulated energy. The regulated electric segment derives most of its revenue from regulated retail sales of electricity to residential, commercial, and industrial customers and from wholesale sales. The regulated gas segment derives most of its revenue from regulated retail sales of natural gas to residential, commercial, and industrial customers and also obtains revenue by transporting gas owned by others through its distribution system. Pricing for regulated electric and regulated gas sales are established separately by regulatory agencies; therefore, management also reviews each segment separately to make decisions regarding allocation of resources and in evaluating performance. The nonregulated energy segment derives most of its revenue from nonregulated retail electric and gas activities. Common operating costs, interest income, interest expense and income tax expense are allocated to each segment based on certain factors, which primarily relate to the nature of the cost.

The following tables provide information on a reportable operating segment basis (in millions):

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2010	2009	2010	2009
Operating revenue:
Regulated electric	$505	$451	$1,361	$1,286
Regulated gas	110	85	625	591
Nonregulated energy	317	275	906	831
Total operating revenue	$932	$811	$2,892	$2,708

Depreciation and amortization:
Regulated electric	$77	$76	$231	$224
Regulated gas	9	9	26	26
Total depreciation and amortization	$86	$85	$257	$250

Operating income:
Regulated electric	$130	$112	$266	$272
Regulated gas	(3)	(4)	43	43
Nonregulated energy	20	14	54	48
Total operating income	$147	$122	$363	$363

	As of
	September 30, 2010	December 31, 2009
Total assets:
Regulated electric	$7,509	$7,430
Regulated gas	911	956
Nonregulated energy	220	221
Total assets	$8,640	$8,607

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Member of
MidAmerican Funding, LLC
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Funding, LLC and subsidiaries (the "Company") as of September 30, 2010, and the related consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2010 and 2009, and of cash flows and changes in equity for the nine-month periods ended September 30, 2010 and 2009. These interim financial statements are the responsibility of the Company's management.

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
November 5, 2010

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	September 30, 2010	December 31, 2009
ASSETS
Utility plant, net:
Electric	$9,382	$9,286
Gas	1,204	1,184
	10,586	10,470
Accumulated depreciation and amortization	(3,794)	(3,641)
	6,792	6,829
Construction work in progress	65	114
Total utility plant, net	6,857	6,943
Current assets:
Cash and cash equivalents	201	88
Receivables, net	330	412
Inventories	154	158
Other	76	93
Total current assets	761	751
Other assets:
Investments and nonregulated property, net	488	472
Goodwill	1,270	1,270
Regulatory assets	506	397
Other	58	75
Total other assets	2,322	2,214
Total assets	$9,940	$9,908

CAPITALIZATION AND LIABILITIES
Capitalization:
MidAmerican Funding member's equity	$3,545	$3,428
Noncontrolling interests	28	31
Long-term debt, excluding current portion	3,190	3,390
Total capitalization	6,763	6,849
Current liabilities:
Current portion of long-term debt	200	—
Note payable to affiliate	17	254
Accounts payable	215	259
Taxes accrued	80	98
Interest accrued	40	56
Other	150	90
Total current liabilities	702	757
Other liabilities:
Deferred income taxes	1,209	1,053
Investment tax credits	33	34
Asset retirement obligations	212	205
Regulatory liabilities	710	683
Other	311	327
Total other liabilities	2,475	2,302
Total capitalization and liabilities	$9,940	$9,908

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2010	2009	2010	2009
Operating revenue:
Regulated electric	$505	$451	$1,361	$1,286
Regulated gas	110	85	625	591
Nonregulated	318	276	909	834
Total operating revenue	933	812	2,895	2,711

Operating costs and expenses:
Regulated:
Cost of fuel, energy and capacity	157	125	443	375
Cost of gas sold	67	45	447	417
Other operating expenses	105	104	303	309
Maintenance	45	43	143	133
Depreciation and amortization	86	85	257	250
Property and other taxes	28	24	84	78
	488	426	1,677	1,562
Nonregulated:
Cost of sales	290	254	833	762
Other	7	9	21	24
	297	263	854	786
Total operating costs and expenses	785	689	2,531	2,348

Operating income	148	123	364	363

Non-operating income:
Interest and dividend income	—	—	1	2
Allowance for equity funds	1	—	3	—
Other, net	4	6	8	11
Total non-operating income	5	6	12	13

Fixed charges:
Interest on long-term debt	48	47	143	145
Other interest expense	—	1	1	3
Allowance for borrowed funds	—	—	(1)	(1)
Total fixed charges	48	48	143	147

Income before income tax expense (benefit)	105	81	233	229
Income tax expense (benefit)	2	(51)	(1)	(36)

Net income	103	132	234	265
Net income attributable to noncontrolling interests	—	—	—	1

Net income attributable to MidAmerican Funding	$103	$132	$234	$264

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Nine-Month Periods Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$234	$265
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	257	250
Provision for deferred income taxes, net	98	165
Changes in other assets and liabilities	24	23
Other, net	(10)	13
Changes in other operating assets and liabilities:
Receivables, net	82	175
Inventories	4	(12)
Derivative collateral, net	14	12
Accounts payable	(36)	(88)
Taxes accrued	(13)	(28)
Other current assets and liabilities	(3)	(8)
Net cash flows from operating activities	651	767

Cash flows from investing activities:
Utility construction expenditures	(182)	(346)
Purchases of available-for-sale securities	(57)	(212)
Proceeds from sales of available-for-sale securities	51	197
Decrease in restricted cash and short-term investments	1	10
Other, net	4	14
Net cash flows from investing activities	(183)	(337)

Cash flows from financing activities:
Dividends	(115)	(1)
Repayments of long-term debt	—	(175)
Repurchase of preferred securities of subsidiary	(3)	—
Net change in note payable to affiliate	(237)	201
Net repayments of short-term debt	—	(457)
Net cash flows from financing activities	(355)	(432)

Net change in cash and cash equivalents	113	(2)
Cash and cash equivalents at beginning of period	88	10
Cash and cash equivalents at end of period	$201	$8

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
(Amounts in millions)

	MidAmerican Funding Member's Equity
	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net	Noncontrolling Interests	Total Equity

Balance, January 1, 2009	$1,670	$1,471	$(60)	$31	$3,112
Net income	—	264	—	1	265
Other comprehensive loss	—	—	(5)	—	(5)
Distributions	—	—	—	(1)	(1)
Balance, September 30, 2009	$1,670	$1,735	$(65)	$31	$3,371

Balance, January 1, 2010	$1,679	$1,798	$(49)	$31	$3,459
Net income	—	234	—	—	234
Other comprehensive loss	—	—	(3)	—	(3)
Repurchase of preferred securities of subsidiary	—	—	—	(2)	(2)
Distributions	—	(114)	—	(1)	(115)
Balance, September 30, 2010	$1,679	$1,918	$(52)	$28	$3,573

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in millions)

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2010	2009	2010	2009

Net income	$103	$132	$234	$265

Other comprehensive income (loss):
Unrealized losses on available-for-sale securities:
Unrealized losses during period-
Before income taxes	—	(1)	(4)	(5)
Income tax benefit	—	1	1	2
Net unrealized losses	—	—	(3)	(3)

Unrealized gains (losses) on cash flow hedges:
Unrealized losses during period-
Before income taxes	(18)	(12)	(28)	(82)
Income tax benefit	7	4	11	33
	(11)	(8)	(17)	(49)
Less realized losses reflected in net income during period-
Before income taxes	(4)	(29)	(28)	(78)
Income tax benefit	2	11	11	31
	(2)	(18)	(17)	(47)
Net unrealized gains (losses)	(9)	10	—	(2)

Other comprehensive income (loss)	(9)	10	(3)	(5)

Comprehensive income	94	142	231	260
Comprehensive income attributable to noncontrolling interests	—	—	—	1

Comprehensive income attributable to MidAmerican Funding	$94	$142	$231	$259

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the Consolidated Financial Statements as of September 30, 2010, and for the three- and nine-month periods ended September 30, 2010 and 2009. The results of operations for the three- and nine-month periods ended September 30, 2010, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in MidAmerican Funding's Annual Report on Form 10-K for the year ended December 31, 2009, describes the most significant accounting policies used in the preparation of the Consolidated Financial Statements. There have been no significant changes in MidAmerican Funding's assumptions regarding significant accounting estimates and policies during the nine-month period ended September 30, 2010.

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

	As of September 30, 2010		As of December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$3,390	$3,848	$3,390	$3,634

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

(5)    Employee Benefit Plans

Refer to Note 5 of MidAmerican Energy's Notes to Consolidated Financial Statements.

(6)    Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense is as follows:

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2010	2009	2010	2009

Federal statutory income tax rate	35%	35%	35%	35%
Amortization of investment tax credit	(1)	(1)	(1)	(1)
State income tax, net of federal income tax benefit	8	8	7	8
Renewable electricity production tax credits	(31)	(25)	(29)	(24)
Tax method change	—	(68)	(3)	(24)
Effects of ratemaking	(11)	(12)	(11)	(9)
Other, net	2	—	2	(1)
Effective income tax rate	2%	(63)%	—%	(16)%

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

(8)    Components of Accumulated Other Comprehensive Loss, Net

Refer to Note 8 of MidAmerican Energy's Notes to Consolidated Financial Statements.

(9)    Segment Information

MidAmerican Funding has identified three reportable operating segments: regulated electric, regulated gas and nonregulated energy. The regulated electric segment derives most of its revenue from regulated retail sales of electricity to residential, commercial, and industrial customers and from wholesale sales. The regulated gas segment derives most of its revenue from regulated retail sales of natural gas to residential, commercial, and industrial customers and also obtains revenue by transporting gas owned by others through its distribution system. Pricing for regulated electric and regulated gas sales are established separately by regulatory agencies; therefore, management also reviews each segment separately to make decisions regarding allocation of resources and in evaluating performance. The nonregulated energy segment derives most of its revenue from nonregulated retail electric and gas activities. Common operating costs, interest income, interest expense and income tax expense are allocated to each segment based on certain factors, which primarily related to the nature of the cost. "Other" in the tables below consists of the nonregulated subsidiaries of MidAmerican Funding not engaged in the energy business and parent company interest expense.

The following tables provide information on a reportable operating segment basis (in millions):

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2010	2009	2010	2009
Operating revenue:
Regulated electric	$505	$451	$1,361	$1,286
Regulated gas	110	85	625	591
Nonregulated energy	317	275	906	831
Other	1	1	3	3
Total operating revenue	$933	$812	$2,895	$2,711

Depreciation and amortization:
Regulated electric	$77	$76	$231	$224
Regulated gas	9	9	26	26
Total depreciation and amortization	$86	$85	$257	$250

Operating income:
Regulated electric	$130	$112	$266	$272
Regulated gas	(3)	(4)	43	43
Nonregulated energy	20	14	54	48
Other	1	1	1	—
Total operating income	$148	$123	$364	$363

	As of
	September 30, 2010	December 31, 2009
Total assets:
Regulated electric	$8,700	$8,621
Regulated gas	990	1,035
Nonregulated energy	220	221
Other	30	31
Total assets	$9,940	$9,908

(1)	Total assets by operating segment reflect the assignment of goodwill to applicable reporting units.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

•
changes in, and compliance with, environmental laws, regulations, decisions and policies that could, among other items, increase operating and capital costs, reduce plant output, accelerate plant retirements or delay plant construction;

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

Results of Operations for the Third Quarter and First Nine Months of 2010 and 2009

Earnings Overview

MidAmerican Energy -

MidAmerican Energy's earnings on common stock for the third quarter of 2010 was $108 million, a decrease of $28 million, or 21%, and for the first nine months of 2010 was $247 million, a decrease of $33 million, or 12% compared to 2009. The decreases were primarily due to $55 million of income tax benefits recognized in the third quarter of 2009 for a change in the tax accounting method determining current income tax deductions for certain electric asset repairs. Operating income increased $25 million for the third quarter of 2010 due to improved regulated electric margins primarily as a result of higher retail volumes from favorable temperatures and lower costs of purchased electricity for retail sales, offset partially by lower average margins for electric wholesale sales. Operating income was unchanged for the first nine months of 2010 as improved margins, in particular for regulated electric retail sales, were offset by increased maintenance costs for emergency response and restoration related to intense storms in 2010, greater depreciation and amortization, and higher property tax expense.

MidAmerican Funding -

Net income attributable to MidAmerican Funding for the third quarter of 2010 was $103 million, a decrease of $29 million, or 22%, and for the first nine months of 2010 was $234 million, a decrease of $30 million, or 11%, compared to 2009. In addition to the factors discussed for MidAmerican Energy, net income attributable to MidAmerican Funding for the first nine months of 2010 reflects $3 million of after-tax income from the reduction of environmental contingencies related to MidAmerican Funding's past divestiture of an oil and gas company for which MidAmerican Funding has determined its future liability is no longer probable.

Regulated Electric Gross Margin

	Third Quarter				First Nine Months
	2010	2009	Change		2010	2009	Change
Gross margin (in millions):
Operating revenue	$505	$451	$54	12%	$1,361	$1,286	$75	6%
Less - cost of fuel, energy and capacity	157	125	32	26	443	375	68	18
Electric gross margin	$348	$326	$22	7	$918	$911	$7	1

Sales (Gigawatt hours ("GWh")):
Retail	5,956	5,318	638	12%	16,389	15,207	1,182	8%
Wholesale	3,115	2,981	134	4	9,829	9,523	306	3
Total	9,071	8,299	772	9	26,218	24,730	1,488	6

Electric gross margin for the third quarter of 2010 increased $22 million compared to the third quarter of 2009. Retail gross margin increased $42 million primarily due to a 12% improvement in sales volumes as a result of various customer usage influences, including hotter temperatures in the service territory and customer growth. Additionally, a lower cost of purchased electricity for retail sales contributed to the improvement in retail gross margin. Wholesale gross margin decreased a total of $20 million due to a $22 million reduction from a lower average margin per megawatt hour sold, resulting from increased fuel costs, offset partially by a $2 million improvement in wholesale gross margin due to the increase in wholesale sales volumes mostly from increased generation availability as a result of joining the Midwest Independent Transmission System Operation, Inc. ("MISO") on September 1, 2009. Wholesale includes sales of energy to markets operated by regional transmission organizations, other utilities, municipalities and marketers.

Electric gross margin for the first nine months of 2010 increased $7 million compared to the first nine months of 2009. Retail gross margin increased $77 million primarily due to an 8% improvement in sales volumes as a result of various customer usage influences, including temperatures that varied more significantly from normal in the service territory during the cooling and heating seasons and customer growth. Additionally, a lower cost of purchased electricity for retail sales contributed to the improvement in retail gross margin. Wholesale gross margin decreased $70 million primarily due to a $75 million reduction from a lower average margin per megawatt hour sold, resulting principally from increased fuel costs, offset partially by a $5 million improvement in wholesale gross margin due to the increase in related sales volumes mostly as a result of joining the MISO.

Regulated Gas Gross Margin

	Third Quarter				First Nine Months
	2010	2009	Change		2010	2009	Change
Gross margin (in millions):
Operating revenue	$110	$85	$25	29%	$625	$591	$34	6%
Less - cost of gas sold	67	45	22	49	447	417	30	7
Gas gross margin	$43	$40	$3	8	$178	$174	$4	2

Sales (000's decatherms ("Dths")):
Retail	5,929	5,984	(55)	(1)%	53,917	54,749	(832)	(2)%
Wholesale	6,921	4,951	1,970	40	25,275	27,881	(2,606)	(9)
Total	12,850	10,935	1,915	18	79,192	82,630	(3,438)	(4)

Regulated gas revenue includes purchased gas adjustment clauses through which MidAmerican Energy is allowed to recover the cost of gas sold from its retail gas utility customers. Consequently, fluctuations in the cost of gas sold do not directly affect gross margin or net income because regulated gas revenue reflects comparable fluctuations through the purchased gas adjustment clauses. Compared to the third quarter of 2009, MidAmerican Energy's average per-unit cost of gas sold increased 27%, resulting in a $13 million increase in gas revenue and cost of gas sold for 2010. Additionally, greater wholesale sales volumes increased gas revenue and cost of gas sold for the third quarter of 2010. For the first nine months of 2010, MidAmerican Energy's average per-unit cost of gas sold increased 12% resulting in a $48 million increase in gas revenue and cost of gas sold, which was partially offset by a 4% decrease in total sales volumes.

Regulated Operating Costs and Expenses

Other operating expenses of $105 million for the third quarter of 2010 increased $1 million compared to the third quarter of 2009. Energy efficiency program costs increased $4 million but were substantially offset by decreases resulting from cost reduction efforts. Increases in energy efficiency program costs are matched by increases in related electric and gas revenue. Other operating expenses of $303 million for the first nine months of 2010 decreased $6 million compared to the first nine months of 2009 reflecting a $5 million decrease in healthcare benefit costs and the impact of cost reductions, offset partially by a $6 million increase in energy efficiency program costs.

Maintenance expense of $45 million for the third quarter of 2010 increased $2 million compared to the third quarter of 2009, and maintenance expense of $143 million for the first nine months of 2010 increased $10 million compared to the first nine months of 2009. Costs for emergency response and restoration increased $4 million and $15 million for the third quarter and first nine months of 2010, respectively, due to greater storm damage in 2010. These increases were partially offset by decreases related to fossil-fueled and wind-powered generating facilities.

Depreciation and amortization expense of $86 million for the third quarter of 2010 increased $1 million compared to the third quarter of 2009. For the first nine months of 2010, depreciation and amortization expense of $257 million increased $7 million compared to the first nine months of 2009. The increases were due to greater utility plant in service.

Property and other taxes expense of $28 million for the third quarter of 2010 increased $4 million compared to the third quarter of 2009, and for the first nine months of 2010 compared to the first nine months of 2009, increased $6 million to $84 million due primarily to higher Iowa property taxes as a result of the statutory phase-in of wind-powered generation facility assessments.

 Nonregulated Gross Margin

MidAmerican Energy -

	Third Quarter				First Nine Months
	2010	2009	Change		2010	2009	Change
Gross margin (in millions):
Nonregulated operating revenue	$317	$275	$42	15%	$906	$831	$75	9%
Less - nonregulated cost of sales	290	254	36	14	833	761	72	9
Nonregulated gross margin	$27	$21	$6	29	$73	$70	$3	4

Nonregulated electric sales (GWh)	3,210	2,830	380	13%	8,765	7,639	1,126	15%

Nonregulated gas sales (000's Dths)	7,435	7,825	(390)	(5)%	29,226	30,825	(1,599)	(5)%

Nonregulated revenue and cost of sales for the third quarter and first nine months of 2010 increased relative to the comparable periods in 2009 due to increases in nonregulated electric sales volumes and the average price and cost for nonregulated gas sales, partially offset by decreases in the average price and cost for nonregulated electric sales and lower nonregulated gas sales volumes. Nonregulated gross margin increased for the third quarter and first nine months of 2010 compared to 2009 due to improved electric gross margins resulting from the increases in sales volumes and higher average margins per unit sold. For the first nine months of 2010, the increase from nonregulated electric gross margin was partially offset by a decrease in nonregulated gas gross margin, primarily as a result of a lower average margin per unit sold, and reduced earnings from sharing arrangements under applicable state regulations and tariffs related to MidAmerican Energy's regulated natural gas operations.

Non-Operating Income

MidAmerican Energy -

MidAmerican Energy's other, net for the third quarter and first nine months of 2010 decreased $2 million and $7 million, respectively, compared to the third quarter and first nine months of 2009 due to gains on the sales of property in 2009 and lower income from corporate-owned life insurance policies as a result of capital market performance. Additionally, for the first nine months of 2010, other, net was reduced by a $3 million expense for the resolution of a dispute with the operator of one of MidAmerican Energy's jointly owned generating facilities. Allowance for equity funds increased for the third quarter and first nine months of 2010 relative to the comparable periods in 2009 as a result of lower short-term borrowings during 2010. As a regulated public utility, MidAmerican Energy is allowed to capitalize, and record as income, a cost of construction for equity funds used, based on guidelines set forth by the Federal Energy Regulatory Commission ("FERC").

MidAmerican Funding -

Other, net for the first nine months of 2010 reflects $5 million of income from the reduction of environmental contingencies related to MidAmerican Funding's past divestiture of an oil and gas company for which MidAmerican Funding has determined its future liability is no longer probable.

Fixed Charges

MidAmerican Funding -

The $2 million decrease in MidAmerican Funding's interest on long-term debt for the first nine months of 2010 compared to 2009 is due to MidAmerican Funding's repayment in February 2009 of $175 million of 6.339% Senior notes.

Income Tax Expense (Benefit)

MidAmerican Energy -

MidAmerican Energy's income tax expense increased $51 million to an expense of $4 million for the third quarter of 2010 with an effective tax rate of 4% compared to (53)% for the third quarter of 2009. MidAmerican Energy's income tax expense increased $31 million to an expense of $7 million for the first nine months of 2010 with an effective tax rate of 3% compared to (9)% for the first nine months of 2009.

The increases in 2010 income tax expense and the effective tax rate compared to 2009 is primarily due to $55 million of income tax benefits recognized in the third quarter of 2009 for a change in MidAmerican Energy's tax accounting method related to its regulated electric utility assets (“repairs deduction”), as discussed below. For the first nine months of 2010 compared to the first nine months of 2009, the impact of the 2009 income tax benefits is partially offset by $7 million of income tax benefits recognized in the second quarter of 2010 for a repairs deduction related to MidAmerican Energy's regulated gas utility assets, as discussed below. Additionally, for the third quarter and first nine months of 2010, an increase in other items recognized currently as a result of the effects of ratemaking and the benefit of additional production tax credits recognized reduced income tax expense and the effective tax rate compared to 2009.

The tax method change made by MidAmerican Energy results in current income tax deductibility for costs that relate to certain of its regulated utility assets and that are capitalized for book purposes. MidAmerican Energy was allowed to retroactively apply the method change and take a deduction for prior-year costs on the tax return being prepared at the time of the change. The repairs deduction for MidAmerican Energy's regulated electric utility assets was computed for tax years 1998 and forward and deducted on the 2008 income tax return. The repairs deduction for its regulated gas utility assets was computed for tax years 2004 and forward and deducted on the 2009 income tax return. Iowa, MidAmerican Energy's largest jurisdiction for rate-regulated operations, requires immediate income recognition of such temporary differences. Therefore, amounts that would otherwise have been recognized in income tax expense have been included as changes in regulatory assets. This treatment of such temporary differences impacts the effective tax rates from year to year.

MidAmerican Funding -

MidAmerican Funding's income tax expense increased $53 million to an expense of $2 million for the third quarter of 2010 with an effective tax rate of 2% compared to (63)% for the third quarter of 2009. MidAmerican Funding's income tax expense increased $35 million to a benefit of $1 million for the first nine months of 2010 with an effective tax rate of -% compared to (16)% for the first nine months of 2009. Refer to the discussion of MidAmerican Energy above for a discussion of these increases.

Liquidity and Capital Resources

As of September 30, 2010, MidAmerican Energy's total net liquidity available was $655 million consisting of $200 million of cash and cash equivalents and $650 million of revolving credit facilities reduced by $195 million of the revolving credit facilities reserved to support MidAmerican Energy's variable-rate tax-exempt bond obligations. As of September 30, 2010, MidAmerican Funding's total net liquidity available was $660 million, which includes MHC's $4 million revolving credit facility and an additional $1 million of cash and cash equivalents.

Operating Activities

MidAmerican Energy's net cash flows from operating activities for the nine-month periods ended September 30, 2010 and 2009, were $675 million and $792 million, respectively. MidAmerican Funding's net cash flows from operating activities for the nine-month periods ended September 30, 2010 and 2009, were $651 million and $767 million, respectively. The decreases were predominantly due to a reduction in income tax receipts and an increase in employer contributions to MidAmerican Energy's pension benefit plan for the nine-month period ended September 30, 2010.

Investing Activities

MidAmerican Energy's net cash flows from investing activities for the nine-month periods ended September 30, 2010 and 2009, were $(183) million and $(336) million, respectively. MidAmerican Funding's net cash flows from investing activities for the nine-month periods ended September 30, 2010 and 2009, were $(183) million and $(337) million, respectively.Net cash flows from investing activities consist almost entirely of utility construction expenditures, which decreased for 2010 due principally to payments in 2009 related to the construction of wind-powered generation facilities placed in service in 2008 and a scrubber project at a generating facility in 2009. Purchases and proceeds related to available-for-sale securities consist of activity within the Quad Cities nuclear decommissioning trusts.

Financing Activities

MidAmerican Energy's net cash flows from financing activities for the nine-month periods ended September 30, 2010 and 2009, were $(379) million and $(458) million, respectively. MidAmerican Funding's net cash flows from financing activities for the nine-month periods ended September 30, 2010 and 2009, were $(355) million and $(432) million, respectively. In 2010, MidAmerican Energy paid common dividends to MHC totaling $375 million and in 2009 made repayments of short-term debt totaling $457 million. In 2010, MidAmerican Funding paid $237 million, compared to receiving $201 million in 2009, through its note payable with MidAmerican Energy Holdings Company and paid common dividends to MidAmerican Energy Holdings Company totaling $114 million. Additionally, MidAmerican Funding repaid $175 million of 6.339% Senior notes in March 2009.

Debt Authorizations and Related Matters

MidAmerican Energy has authority from the FERC to issue through October 30, 2012, commercial paper and bank notes aggregating $750 million at interest rates not to exceed the applicable London Interbank Offered Rate plus a spread of 500 basis points. MidAmerican Energy currently has an unsecured credit facility that supports its commercial paper program and its variable-rate tax-exempt bond obligations. The $645 million multi-bank credit facility reduces in July 2012 to $530 million and expires in July 2013. Additionally, MidAmerican Energy has a $5 million unsecured credit facility for general corporate purposes.

MidAmerican Energy currently has an effective registration statement with the SEC to issue any amount of long-term securities through October 1, 2011. It also has authorization from the FERC to issue through October 30, 2012, long-term securities totaling up to $850 million at interest rates not to exceed the applicable United States Treasury rate plus a spread of 500 basis points. Regarding multiple year capital projects, MidAmerican Energy has authorizations from the Illinois Commerce Commission ("ICC"), expiring October 8, 2012, to issue up to an aggregate of $670 million of long-term debt securities.

In conjunction with the March 1999 merger, MidAmerican Energy committed to the Iowa Utilities Board ("IUB") to use commercially reasonable efforts to maintain an investment grade rating on its long-term debt and to maintain its common equity level above 42% of total capitalization unless circumstances beyond its control result in the common equity level decreasing to below 39% of total capitalization. MidAmerican Energy must seek the approval of the IUB of a reasonable utility capital structure if MidAmerican Energy's common equity level decreases below 42% of total capitalization, unless the decrease is beyond the control of MidAmerican Energy. MidAmerican Energy is also required to seek the approval of the IUB if MidAmerican Energy's equity level decreases to below 39%, even if the decrease is due to circumstances beyond the control of MidAmerican Energy. If MidAmerican Energy's common equity level were to drop below the required thresholds, MidAmerican Energy's ability to issue debt could be restricted. As of September 30, 2010, MidAmerican Energy's common equity ratio was 51% computed on a basis consistent with its commitment.

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

Utility Construction Expenditures

MidAmerican Energy's primary need for capital is utility construction expenditures. MidAmerican Energy's utility construction expenditures for 2010, excluding the non-cash allowance for equity funds used during construction, are estimated to be approximately $273 million , which includes $270 million for ongoing operational projects, including distribution, transmission, generation and other infrastructure needed to serve existing and expected growing demand and $3 million for emissions control equipment to address current and anticipated air quality regulations. Capital expenditure needs are reviewed regularly by management and may change significantly as a result of these reviews, which may consider, among other factors, changes in rules and regulations, including environmental and nuclear, changes in income tax laws, general business conditions, load projections, system reliability standards, the cost and efficiency of construction labor, equipment and materials, and the cost and availability of capital.

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

MidAmerican Energy has implemented a planning process that forecasts the site-specific controls and actions that may be required to meet emissions reductions as promulgated by the United States Environmental Protection Agency ("EPA"). The plan, which under Iowa law must be filed with the IUB and updated every two years, is designed to effectively manage MidAmerican Energy's expenditures required to comply with emissions standards. On September 17, 2010, MidAmerican Energy submitted to the IUB an amendment to its April 1, 2010 updated plan, which increased its estimate of required capital expenditures. The amended plan estimated that the cost of capital expenditures for emission control equipment included in the plan for compliance with current air quality requirements would total $245 million for January 1, 2011 through December 31, 2014. Estimates of the environmental capital and operating requirements may change significantly at any time as a result of, among other factors, changes in related regulations, prices of products used to meet the requirements and management's strategies for achieving compliance with the regulations. The future costs (beyond existing planned capital expenditures) of complying with applicable environmental laws, regulations and rules cannot yet be reasonably estimated but could be material to MidAmerican Energy. See the "Environmental Laws and Regulations" below for a discussion of the recent environmental rulemaking.

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

Coal Combustion Byproduct Disposal

In December 2008, an ash impoundment dike at the Tennessee Valley Authority's Kingston power plant collapsed after heavy rain, releasing a significant amount of fly ash and bottom ash, coal combustion byproducts, and water to the surrounding area. In light of this incident, federal and state officials have called for greater regulation of coal combustion storage and disposal. In May 2010, the EPA released a proposed rule to regulate the management and disposal of coal combustion byproducts, presenting two alternatives to regulation under the Resource Conservation and Recovery Act ("RCRA"). Under the first option, coal combustion byproducts would be regulated as special waste under RCRA Subtitle C, and the EPA would establish requirements for coal combustion byproducts from the point of generation to disposition, including the closure of disposal units. Alternatively, the EPA is considering regulation under RCRA Subtitle D under which it would establish minimum nationwide standards for the disposal of coal combustion byproducts. Under both options, surface impoundments utilized for coal combustion byproducts would have to be cleaned and closed unless they could meet more stringent regulatory requirements; in addition, more stringent requirements would be implemented for new ash landfills and expansions of existing ash landfills. MidAmerican Energy operates 8 surface impoundments and 4 landfills that contain coal combustion byproducts. These ash impoundments and landfills may be impacted by the newly proposed regulation, particularly if the materials are regulated as hazardous or special waste under RCRA Subtitle C, and could pose significant additional costs associated with ash management and disposal activities at MidAmerican Energy's coal-fired generating facilities. Public comments on the proposed rule are due in November 2010. The impact of the proposed regulations on coal combustion byproducts cannot be determined at this time.

Collateral and Contingent Features

MidAmerican Energy's senior unsecured debt credit ratings are as follows: Moody's Investors Service, "A2/stable;" Standard & Poor's Rating Services, "A-/stable;" and Fitch Ratings, "A/stable." Debt and preferred securities of MidAmerican Energy are rated by credit rating agencies. Assigned credit ratings are based on each rating agency's assessment of MidAmerican Energy's ability to, in general, meet the obligations of its issued debt or preferred securities. The credit ratings are not a recommendation to buy, sell or hold securities, and there is no assurance that a particular credit rating will continue for any given period of time.

MidAmerican Funding and MidAmerican Energy have no credit rating downgrade triggers that would accelerate the maturity dates of its outstanding debt, and a change in ratings is not an event of default under the applicable debt instruments. MidAmerican Energy's unsecured revolving credit facilities do not require the maintenance of a minimum credit rating level in order to draw upon its availability but, under certain instances, must maintain sufficient covenant tests if ratings drop below a certain level. However, commitment fees and interest rates under the credit facilities are tied to credit ratings and increase or decrease when the ratings change. A ratings downgrade could also increase the future cost of commercial paper, short- and long-term debt issuances or new credit facilities.

In accordance with industry practice, certain agreements, including derivative contracts, contain provisions that require MidAmerican Energy to maintain specific credit ratings on its unsecured debt from one or more of the three recognized credit rating agencies. These agreements, including derivative contracts, may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance" in the event of a material adverse change in MidAmerican Energy's creditworthiness. These rights can vary by contract and by counterparty. If all credit-risk-related contingent features or adequate assurance provisions for these agreements, including derivative contracts, had been triggered as of September 30, 2010, MidAmerican Energy would have been required to post $294 million of additional collateral. MidAmerican Energy's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors. Refer to Note 4 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for a discussion of MidAmerican Energy's collateral requirements specific to its derivative contracts.

In July 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Reform Act"). The Reform Act reshapes financial regulation in the United States by creating new regulators, regulating new markets and firms, and providing new enforcement powers to regulators. Virtually all major areas of the Reform Act, including collateral requirements on derivative contracts, will be the subject of regulatory interpretation and implementation rules requiring rulemaking proceedings that may take several years to complete.

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

Peak Demand

Peak demand represents the highest demand on a given day at a given hour. The annual hourly peak demand on MidAmerican Energy's electric system usually occurs as a result of air conditioning use during the cooling season. On July 14, 2010, retail customer usage of electricity caused a new record hourly peak demand of 4,515 megawatts ("MW") on MidAmerican Energy's electric system, which is 216 MW greater than the previous peak demand of 4,299 MW set on June 22, 2009.

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

For quantitative and qualitative disclosures about market risk affecting MidAmerican Energy and MidAmerican Funding, see Item 7A of their Annual Report on Form 10-K for the year ended December 31, 2009. MidAmerican Energy's and MidAmerican Funding's exposure to market risk and their management of such risk has not changed materially since December 31, 2009. Refer to Note 4 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for disclosure of MidAmerican Energy's derivative positions as of September 30, 2010.

Item 4.	Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, the Company (MidAmerican Energy or MidAmerican Funding, as applicable) carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, the Company's management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to management, including the Company's Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company's internal control over financial reporting during the quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

MIDAMERICAN FUNDING, LLC
MIDAMERICAN ENERGY COMPANY
Registrants

Date: November 5, 2010	/s/ Thomas B. Specketer
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