Form 10-K
period 2010-12-31
MIDAMERICAN ENERGY CO; MIDAMERICAN FUNDING LLC
filed 2011-02-28
CIK 928576, 1098296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to __________

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
Yes ☐    No ☒

All of the member's equity of MidAmerican Funding, LLC is held by its parent company, MidAmerican Energy Holdings Company, as of January 31, 2011.

All common stock of MidAmerican Energy Company is held by its parent company, MHC Inc., which is a direct, wholly owned subsidiary of MidAmerican Funding, LLC. As of January 31, 2011, 70,980,203 shares of MidAmerican Energy Company common stock, without par value, were outstanding.

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

Forward-Looking Statements

This report contains statements that do not directly or exclusively relate to historical facts. These statements are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements can typically be identified by the use of forward-looking words, such as "will," "may," "could," "project," "believe," "anticipate," "expect," "estimate," "continue," "intend," "potential," "plan," "forecast," and similar terms. These statements are based upon MidAmerican Funding's and MidAmerican Energy's current intentions, assumptions, expectations and beliefs and are subject to risks, uncertainties and other important factors. Many of these factors are outside the control of MidAmerican Funding or MidAmerican Energy and could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include, among others:

•	general economic, political and business conditions;

•	as well as, changes in laws and regulations affecting MidAmerican Energy's operations or related industries;

•
changes in, and compliance with, environmental laws, regulations, decisions and policies that could, among other items, increase operating and capital costs, reduce generating facility output, accelerate generating facility retirements or delay generating facility construction or acquisition;

•	the outcome of general rate cases and other proceedings conducted by regulatory commissions or other governmental and legal bodies;

•
changes in economic, industry or weather conditions, as well as demographic trends, that could affect customer growth and usage, electricity and natural gas supply or MidAmerican Energy's ability to obtain long-term contracts with customers and suppliers;

•
a high degree of variance between actual and forecasted load that could impact MidAmerican Energy's hedging strategy and the cost of balancing its generation resources and wholesale activities with its retail load obligations;

•	performance and availability of MidAmerican Energy's generating facilities, including the impacts of outages or repairs, transmission constraints, weather and operating conditions;

•
changes in prices, availability and demand for both purchases and sales of wholesale electricity, coal, natural gas, other fuel sources and fuel transportation that could have a significant impact on generating capacity and energy costs;

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

•	the impact of inflation on costs and our ability to recover such costs in regulated rates;

•	increases in employee healthcare costs;

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

•	the impact of new accounting guidance or changes in current accounting estimates and assumptions on MidAmerican Energy's or MidAmerican Funding's consolidated financial results;

•	other risks or unforeseen events, including the effects of storms, floods, litigation, wars, terrorism, embargoes and other catastrophic events; and

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

PART I

Item 1.    Business

MidAmerican Funding is an Iowa limited liability company whose sole member is MidAmerican Energy Holdings Company ("MEHC"). MEHC, a holding company that owns subsidiaries principally engaged in energy businesses, is a consolidated subsidiary of Berkshire Hathaway Inc. ("Berkshire Hathaway"). MidAmerican Funding, a holding company, owns all of the outstanding common stock of MHC Inc. ("MHC"), which is a holding company owning all of the common stock of MidAmerican Energy; Midwest Capital Group, Inc. ("Midwest Capital"); and MEC Construction Services Co. ("MEC Construction"). MidAmerican Energy is a public utility company headquartered in Des Moines, Iowa, and incorporated in the state of Iowa. MHC, MidAmerican Funding and MEHC are also headquartered in Des Moines, Iowa.

In March 2006, MEHC and Berkshire Hathaway entered into an Equity Commitment Agreement ("Berkshire Equity Commitment") pursuant to which Berkshire Hathaway has agreed to purchase up to $3.5 billion of MEHC's common equity upon any requests authorized from time to time by MEHC's Board of Directors. The proceeds of any such equity contribution shall only be used for the purpose of (a) paying when due MEHC's debt obligations and (b) funding the general corporate purposes and capital requirements of MEHC's regulated subsidiaries, including MidAmerican Energy. Berkshire Hathaway will have up to 180 days to fund any such request in increments of at least $250 million pursuant to one or more drawings authorized by MEHC's Board of Directors. The funding of each drawing will be made by means of a cash equity contribution to MEHC in exchange for additional shares of MEHC's common stock. MidAmerican Energy has no right to make or to cause MEHC to make any equity contribution requests. In March 2010, MEHC and Berkshire Hathaway amended the Berkshire Equity Commitment extending the term from February 28, 2011 to February 28, 2014 and reducing the $3.5 billion to $2.0 billion effective March 1, 2011.

MIDAMERICAN FUNDING AND MHC

MidAmerican Funding conducts no business other than activities related to its debt securities and the ownership of MHC. MHC conducts no business other than the ownership of its subsidiaries and related corporate services. MHC's interests include 100% of the common stock of MidAmerican Energy, Midwest Capital and MEC Construction. MidAmerican Energy accounts for the predominant part of MidAmerican Funding's and MHC's assets, revenue and earnings. Financial information on MidAmerican Funding's segments of business is in Note 15 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

As of December 31, 2010, MidAmerican Funding and its subsidiaries had approximately 3,500 employees.

MIDAMERICAN ENERGY

MidAmerican Energy is a public utility company headquartered in Iowa that serves 729,000 regulated retail electric customers in portions of Iowa, Illinois and South Dakota and 710,000 regulated retail and transportation natural gas customers in portions of Iowa, South Dakota, Illinois and Nebraska. MidAmerican Energy is principally engaged in the business of generating, transmitting, distributing and selling electricity and in distributing, selling and transporting natural gas. Metropolitan areas in which MidAmerican Energy distributes electricity at retail include Council Bluffs, Des Moines, Fort Dodge, Iowa City, Sioux City and Waterloo, Iowa; and the Quad Cities (Davenport and Bettendorf, Iowa and Rock Island, Moline and East Moline, Illinois). Metropolitan areas in which it distributes natural gas at retail include Cedar Rapids, Des Moines, Fort Dodge, Iowa City, Sioux City and Waterloo, Iowa; the Quad Cities; and Sioux Falls, South Dakota. MidAmerican Energy has a diverse customer base consisting of residential, agricultural, and a variety of commercial and industrial customer groups. Some of the larger industrial groups served by MidAmerican Energy include the processing and sales of food products; the manufacturing, processing and fabrication of primary metals; farm and other non-electrical machinery; real estate; and cement and gypsum products. In addition to retail sales and natural gas transportation, MidAmerican Energy sells electricity to markets operated by regional transmission organizations ("RTOs") and electricity and natural gas to other utilities, municipalities and energy marketing companies on a wholesale basis. MidAmerican Energy is a transmission-owning member of the Midwest Independent Transmission System Operator, Inc. ("MISO") and participates in its energy and ancillary services markets.

MidAmerican Energy's regulated electric and natural gas operations are conducted under numerous franchise agreements, certificates, permits and licenses obtained from federal, state and local authorities. The franchise agreements, with various expiration dates, are typically for 25-year terms. MidAmerican Energy generally has an exclusive right to serve electric customers within its service territories and, in turn, has an obligation to provide electricity service to those customers. In return, the state utility commissions have established rates on a cost-of-service basis, which are designed to allow MidAmerican Energy an opportunity to recover its costs of providing services and to earn a reasonable return on its investment.

MidAmerican Energy also has nonregulated business activities consisting predominately of competitive electricity and natural gas. Refer to the "Nonregulated Energy Operations" section later in this Item 1 for further discussion.

MidAmerican Energy had total assets of $9.0 billion as of December 31, 2010, and total operating revenue of $3.8 billion for 2010. Financial information on MidAmerican Energy's segments of business is disclosed in Note 15 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

The percentages of MidAmerican Energy's operating revenue derived from the following business activities for the years ended December 31 were as follows:

	2010	2009	2008

Regulated electric	47%	47%	43%
Regulated gas	22	23	29
Nonregulated	31	30	28
	100%	100%	100%

As of December 31, 2010, MidAmerican Energy had approximately 3,500 employees, of which approximately 1,600 were covered by union contracts. MidAmerican Energy has three separate contracts with locals of the International Brotherhood of Electrical Workers and the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union.

Regulated Electric Operations

Customers

The percentages of electricity sold to retail customers by jurisdiction for the years ended December 31 were as follows:

	2010	2009	2008

Iowa	90%	90%	90%
Illinois	9	9	9
South Dakota	1	1	1
	100%	100%	100%

The percentages of electricity sold to retail customers by class of customer, total gigawatt hours ("GWh") sold and the average number of retail customers for the years ended December 31 were as follows:

	2010	2009	2008

Residential	30%	29%	29%
Small general service(1)	19	20	20
Large general service(2)	43	43	44
Other	8	8	7
Total retail	100%	100%	100%

Total GWh sold:
Retail	21,710	20,185	20,928
Wholesale(3)	13,130	13,424	15,133
Total GWh sold	34,840	33,609	36,061

Total average number of retail customers (in millions)	0.7	0.7	0.7

(1)	Generally includes commercial and industrial customers with a demand of 200 kilowatts or less.

(2)	Generally includes commercial and industrial customers with a demand of more than 200 kilowatts.

(3)
Wholesale generally includes sales of energy at wholesale to markets operated by regional transmission organizations, and to other utilities, municipalities and marketers for resale to end-use customers. Electricity sold into the wholesale market is either produced by MidAmerican Energy's generating facilities or purchased from other sources and resold in the market.

In addition to the variations in weather from year to year, fluctuations in economic conditions within the service territory and elsewhere can impact customer usage, particularly for industrial and wholesale customers. Beginning in the third quarter of 2008, industrial customer usage levels began to decline due to the effects of the economic conditions in the United States. The declining usage trend continued during 2009, resulting in lower retail demand compared to 2008. The increase in retail demand during 2010 was substantially the result of weather and higher industrial customer usage driven by improved economic conditions in the United States.

There are seasonal variations in MidAmerican Energy's electric business that are principally related to the use of electricity for air conditioning and the related effects of weather. Typically, 35-40% of MidAmerican Energy's regulated electric revenue is reported in the months of June, July, August and September.

The annual hourly peak demand on MidAmerican Energy's electric system usually occurs as a result of air conditioning use during the cooling season. Peak demand represents the highest demand on a given day and at a given hour. On July 14, 2010, retail customer usage of electricity caused a record hourly peak demand of 4,515 megawatts ("MW") on MidAmerican Energy's electric system, which is 216 MW greater than the previous peak demand of 4,299 MW set June 22, 2009.

Generating Facilities and Fuel Supply

MidAmerican Energy has ownership interest in a diverse portfolio of generating facilities. The following table presents certain information concerning MidAmerican Energy's owned generating facilities as of December 31, 2010:

				Facility	Net Owned
			Year	Net Capacity	Capacity
Generating Facility	Location	Energy Source	Installed	(MW)(1)	(MW)(1)
COAL:
George Neal Unit No. 1	Sergeant Bluff, IA	Coal	1964	137	137
George Neal Unit No. 2	Sergeant Bluff, IA	Coal	1972	301	301
George Neal Unit No. 3	Sergeant Bluff, IA	Coal	1975	519	374
George Neal Unit No. 4	Salix, IA	Coal	1979	645	262
Louisa	Muscatine, IA	Coal	1983	746	657
Ottumwa	Ottumwa, IA	Coal	1981	717	373
Riverside Unit No. 3	Bettendorf, IA	Coal	1925	5	5
Riverside Unit No. 5	Bettendorf, IA	Coal	1961	128	128
Walter Scott, Jr. Unit No. 1	Council Bluffs, IA	Coal	1954	43	43
Walter Scott, Jr. Unit No. 2	Council Bluffs, IA	Coal	1958	88	88
Walter Scott, Jr. Unit No. 3	Council Bluffs, IA	Coal	1978	720	569
Walter Scott, Jr. Unit No. 4	Council Bluffs, IA	Coal	2007	809	483
				4,858	3,420
NATURAL GAS AND OTHER:
Greater Des Moines	Pleasant Hill, IA	Gas	2003-04	496	496
Coralville	Coralville, IA	Gas	1970	60	60
Electrifarm	Waterloo, IA	Gas or Oil	1975-78	199	199
Moline	Moline, IL	Gas	1970	63	63
Parr	Charles City, IA	Gas	1969	33	33
Pleasant Hill	Pleasant Hill, IA	Gas or Oil	1990-94	164	164
River Hills	Des Moines, IA	Gas	1966-67	121	121
Sycamore	Johnston, IA	Gas or Oil	1974	156	156
28 portable power modules	Various	Oil	2000	56	56
				1,348	1,348
WIND:
Adair	Adair, IA	Wind	2008	175	175
Carroll	Carroll, IA	Wind	2008	150	150
Century	Blairsburg, IA	Wind	2005-08	200	200
Charles City	Charles City, IA	Wind	2008	75	75
Intrepid	Schaller, IA	Wind	2004-05	176	176
Pomeroy	Pomeroy, IA	Wind	2007-08	256	256
Victory	Westside, IA	Wind	2006	99	99
Walnut	Walnut, IA	Wind	2008	153	153
				1,284	1,284
NUCLEAR:
Quad Cities Unit Nos. 1 and 2	Cordova, IL	Uranium	1972	1,783	446

HYDROELECTRIC:
Moline Unit Nos. 1-4	Moline, IL	Hydroelectric	1941	3	3

TOTAL AVAILABLE GENERATING CAPACITY				9,276	6,501

PROJECTS UNDER CONSTRUCTION(2):
Various wind projects	Iowa	Wind		593	593
				9,869	7,094

ACCREDITED GENERATING CAPACITY(1)				8,185	5,456

(1)
Facility Net Capacity represents (except for wind-powered generating facilities, which are nominal ratings) total facility accredited net generating capacity based on MidAmerican Energy's accreditation approved by the MISO. A wind turbine generator's nominal rating is the manufacturer's contractually specified capability (in MW) under specified conditions. The accreditation of the wind-powered generating facilities totaled 102 MW and is considerably less than the nominal ratings due to the varying nature of wind. Net Owned Capacity indicates MidAmerican Energy's ownership of Facility Net Capacity.

(2)	Facility Net Capacity and Net Owned Capacity for projects under construction each represent the estimated nominal ratings.
The following table shows the percentages of MidAmerican Energy's total energy supplied by energy source for the years ended
December 31:

	2010	2009	2008

Coal	66%	60%	59%
Nuclear	11	11	10
Natural gas	2	1	3
Other(1)	10	10	6
Total energy generated	89	82	78
Energy purchased - short-term contracts and other	10	11	14
Energy purchased - long-term contracts	1	7	8
	100%	100%	100%

(1)
All or some of the renewable energy attributes associated with generation from these generating facilities may be: (a) used in future years to comply with renewable portfolio standards or other regulatory requirements or (b) sold to third parties in the form of renewable energy credits or other environmental commodities.

The percentage of MidAmerican Energy's energy supplied by energy source varies from year to year and is subject to numerous operational and economic factors such as planned and unplanned outages; fuel commodity prices; fuel transportation costs; weather; environmental considerations; transmission constraints; and wholesale market prices of electricity. When factors for one energy source are less favorable, MidAmerican Energy must place more reliance on other energy sources. For example, MidAmerican Energy can generate more electricity using its low cost wind-powered generating facilities when factors associated with these facilities are favorable. When factors associated with wind resources are less favorable, MidAmerican Energy must increase its reliance on more expensive generation or purchased electricity. MidAmerican Energy manages certain risks relating to its supply of electricity and fuel requirements by entering into various contracts, which may be accounted for as derivatives, including forwards, futures, options, swaps and other agreements. Refer to Item 7A in this Form 10-K for a discussion of commodity price risk and derivative contracts.

All of the coal-fired generating facilities operated by MidAmerican Energy are fueled by low-sulfur, western coal from the Powder River Basin in northeast Wyoming. MidAmerican Energy's coal supply portfolio includes multiple suppliers and mines under short-term and multi-year agreements of varying terms and quantities. MidAmerican Energy's coal supply portfolio has a substantial majority of its expected 2011-2012 requirements under fixed-price contracts. MidAmerican Energy regularly monitors the western coal market for opportunities to enhance its coal supply portfolio. During the year ended December 31, 2010, MidAmerican Energy-owned generating facilities held sufficient allowances for sulfur dioxide and nitrogen oxides emissions to comply with the United States Environmental Protection Agency ("EPA") Title IV and Clean Air Interstate Rule ("CAIR") requirements. Additional information regarding MidAmerican Energy's coal supply contracts is in Note 14 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

MidAmerican Energy has a long-haul coal transportation agreement with Union Pacific Railroad Company ("Union Pacific") that expires in 2012. Under this agreement, Union Pacific delivers coal directly to MidAmerican Energy's George Neal and Walter Scott, Jr. Energy Centers and to an interchange point with Canadian Pacific Railway for short-haul delivery to the Louisa and Riverside Energy Centers. MidAmerican Energy has the ability to use BNSF Railway Company, an affiliate company, for delivery of coal to the Walter Scott, Jr., Louisa and Riverside Energy Centers should the need arise.

MidAmerican Energy is a 25% joint owner of Quad Cities Generating Station Units 1 and 2 ("Quad Cities Station"), a nuclear power plant. Exelon Generation Company, LLC ("Exelon Generation"), the 75% joint owner and the operator of Quad Cities Station, is a subsidiary of Exelon Corporation. Approximately one-third of the nuclear fuel assemblies in each reactor core at Quad Cities Station is replaced every 24 months. MidAmerican Energy has been advised by Exelon Generation that the following requirements for Quad Cities Station can be met under existing supplies or commitments: uranium requirements through 2014 and partial requirements through 2020; uranium conversion requirements through 2015 and partial requirements through 2020; enrichment requirements through 2012 and partial requirements through 2028; and fuel fabrication requirements through 2019. MidAmerican Energy has been advised by Exelon Generation that it does not anticipate it will have difficulty in contracting for uranium, uranium conversion, enrichment or fabrication of nuclear fuel needed to operate Quad Cities Station during these time periods.

MidAmerican Energy uses natural gas and oil as fuel for intermediate and peak demand electric generation, igniter fuel, transmission support and standby purposes. These sources are presently in adequate supply and available to meet MidAmerican Energy's needs.

MidAmerican Energy owns more wind-powered generating capacity than any other United States rate-regulated electric utility and believes wind-powered generation offers a viable, economical and environmentally prudent means of supplying electricity. Additionally, MidAmerican Energy has regulatory approval from the Iowa Utilities Board ("IUB") to construct up to 1,001 MW (nominal ratings) of additional wind-powered generation in Iowa through 2012. Wind-powered generation projects under this agreement are authorized to earn a 12.2% return on equity in any future Iowa rate proceeding. MidAmerican Energy is constructing 593 MW (nominal ratings) of wind-powered generation that it expects to place in service by December 31, 2011. MidAmerican Energy continues to pursue additional cost effective wind-powered generation. Renewable resources have low to no emissions, require little or no fossil fuel and are complemented by MidAmerican Energy's other generating facilities and wholesale transactions. MidAmerican Energy's wind-powered generating facilities placed in service by December 31, 2012, are eligible for federal renewable electricity production tax credits for 10 years from the date the facilities are placed in service.

MidAmerican Energy purchases and sells electricity and ancillary services in the wholesale markets as needed to balance its generation and long-term purchase commitments with its retail load and long-term wholesale sales obligations. MidAmerican Energy may also purchase electricity in the wholesale markets when it is more economical than generating electricity from its own facilities. MidAmerican Energy utilizes both swaps and fixed-price electricity sales and purchases contracts to reduce its exposure to electricity price volatility.

MidAmerican Energy's total net generating capability accredited by MISO in the summer of 2010 was 5,243 MW, including a reduction for 189 MW of net capacity sales. Accredited net generating capability represents the amount of generation available to meet the requirements on MidAmerican Energy's system and consists of MidAmerican Energy-owned generation, certain customer "behind the meter" generators and the net amount of capacity purchases and sales. Accredited capacity may vary from the nominal, or design, capacity ratings, particularly for wind turbines whose output is dependent upon wind levels at any given time. Additionally, the actual amount of generating capacity available at any time may be less than the accredited capacity due to regulatory restrictions, transmission constraints, fuel restrictions and generating units being temporarily out of service for inspection, maintenance, refueling, modifications or other reasons.

Transmission

Electricity from MidAmerican Energy's generating facilities and purchased electricity is delivered to wholesale markets and its retail customers via the transmission facilities of MidAmerican Energy and others. MidAmerican Energy determined that participation in an RTO energy and ancillary services market as a transmission-owning member would be superior to continuing as a stand-alone balancing control area and provide MidAmerican Energy with enhanced wholesale marketing opportunities and improved economic dispatch of its generating facilities. Effective September 1, 2009, MidAmerican Energy integrated its facilities with the MISO as a transmission-owning member. Accordingly, MidAmerican Energy now operates its transmission assets at the direction of the MISO.

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

MidAmerican Energy can enter into wholesale bilateral transactions with a number of parties within the MISO market footprint and can also participate directly in the MISO market. MidAmerican Energy's wholesale transactions can also occur through the Southwest Power Pool, Inc. and PJM Interconnection, L.L.C. ("PJM") RTOs and several other major transmission-owning utilities in the region as a result of transmission interconnections the MISO has with such organizations.

Regulated Natural Gas Operations

Customers

MidAmerican Energy is engaged in the procurement, transportation, storage and distribution of natural gas for customers in its service territory. MidAmerican Energy purchases natural gas from various suppliers and contracts with interstate natural gas pipelines for transportation of the gas from the production areas to MidAmerican Energy's service territory and for storage services to manage fluctuations in system demand and seasonal pricing. MidAmerican Energy sells natural gas and delivery services to end-use customers on its distribution system; sells natural gas to other utilities, municipalities and energy marketing companies; and transports natural gas through its distribution system for a number of end-use customers who have independently secured their supply of natural gas. During 2010, 47% of the total natural gas delivered through MidAmerican Energy's distribution system was transportation service.

The percentages of natural gas sold to retail customers by jurisdiction for the years ended December 31 were as follows:

	2010	2009	2008

Iowa	77%	76%	77%
South Dakota	12	13	12
Illinois	10	10	10
Nebraska	1	1	1
	100%	100%	100%

The percentages of natural gas sold to retail and wholesale customers by class of customer, total decatherms ("Dth") of natural gas sold, total Dth of transportation service and the average number of retail customers for the years ended December 31 were as follows:

	2010	2009	2008

Residential	45%	42%	42%
Small general service(1)	22	22	21
Large general service(1)	4	4	4
Total retail	71	68	67
Wholesale(2)	29	32	33
	100%	100%	100%

Total Dth of natural gas sold (000's)	112,117	121,355	132,172
Total Dth of transportation service (000's)	71,185	69,642	68,782
Total average number of retail customers (in millions)	0.7	0.7	0.7

(1)
Small and large general service customers are classified primarily based on the nature of their business and natural gas usage. Small general service customers are business customers that use natural gas principally for heating. Large general service customers are business customers that use natural gas principally for their manufacturing processes.

(2)	Wholesale sales are generally made to other utilities, municipalities and energy marketing companies for eventual resale to end-use customers.
There are seasonal variations in MidAmerican Energy's regulated natural gas business that are principally due to the use of natural gas for heating. Typically, 45-55% of MidAmerican Energy's regulated natural gas revenue is reported in the months of January, February, March and December.

On January 15, 2009, MidAmerican Energy recorded its all-time highest peak-day delivery through its distribution system of 1,155,473 Dth. This peak-day delivery consisted of 74% traditional retail sales service and 26% transportation service. MidAmerican Energy's 2010/2011 winter heating season peak-day delivery as of February 15, 2011, was 1,026,079 Dth reached on February 8, 2011. This preliminary peak-day delivery included 71% traditional retail sales service and 29% transportation service. The supply sources used by MidAmerican Energy to meet the deliveries to its traditional retail sales service customers on February 8, 2011, were as follows:

	Thousands	Percent
	of	of
	Dth	Total

Interstate pipeline supply	547	75%
Leased pipeline storage	178	25
MidAmerican Energy liquified natural gas facilities	3	—
	728	100%

Fuel Supply and Capacity

MidAmerican Energy is allowed to recover its cost of natural gas from all of its regulated retail natural gas customers through purchased gas adjustment clauses ("PGA"). Accordingly, as long as MidAmerican Energy is prudent in its procurement practices, MidAmerican Energy's regulated retail natural gas customers retain the risk associated with the market price of natural gas. MidAmerican Energy uses several strategies designed to reduce volatility of natural gas prices for its regulated retail natural gas customers while maintaining system reliability. These strategies include purchasing a geographically diverse supply portfolio from producers and third party energy marketing companies, the use of storage gas and peak-shaving facilities, regulatory arrangements to share savings and costs with customers, and short- and long-term financial and physical gas purchase contracts.

MidAmerican Energy attempts to optimize the value of its regulated assets by engaging in wholesale transactions. IUB and South Dakota Public Utilities Commission ("SDPUC") rulings have allowed MidAmerican Energy to retain 50% of the respective jurisdictional margins earned on wholesale sales of natural gas, with the remaining 50% being returned to customers through the PGAs discussed above.

MidAmerican Energy contracts for firm natural gas pipeline capacity to transport natural gas from production areas to its service territory through direct interconnects to the pipeline systems of several interstate natural gas pipeline systems, including Northern Natural Gas Company, an affiliate company. At times, the capacity available through MidAmerican Energy's firm capacity portfolio may exceed the demand from retail customers on MidAmerican Energy's distribution system. Firm capacity in excess of MidAmerican Energy's system needs can be resold to other companies to achieve optimum use of the available capacity. Past IUB and SDPUC rulings have allowed MidAmerican Energy to retain 30% of the respective jurisdictional revenue on the resold capacity, with the remaining 70% being returned to customers through the PGAs.

MidAmerican Energy utilizes gas storage leased from interstate pipelines to meet retail customer requirements and to manage the daily changes in demand due to changes in weather. The storage gas is typically replaced during off-peak months when the demand for natural gas is historically lower than during the heating season. In addition, MidAmerican Energy also utilizes its three liquefied natural gas ("LNG") facilities to meet peak day demands in the winter. The leased storage and LNG facilities reduce MidAmerican Energy's dependence on natural gas purchases during the volatile winter heating season and can deliver approximately 50% of MidAmerican Energy's design day sales requirements.

In 1995, the IUB gave initial approval of MidAmerican Energy's Incentive Gas Supply Procurement Plan. In September 2010, the IUB extended the program through October 31, 2013. Under the program, as amended, MidAmerican Energy is required to file with the IUB annually a comparison of its gas procurement costs to a reference price. If MidAmerican Energy's cost of gas for the period is less or greater than an established tolerance band around the reference price, then MidAmerican Energy shares a portion of the savings or costs with customers. A similar program has also been in effect in South Dakota since 1995 and in November 2010 was extended through October 31, 2013. Since the implementation of these programs, MidAmerican Energy has successfully achieved and shared savings with its gas customers. MidAmerican Energy's portion of shared savings is reflected in results of nonregulated energy operations.

MidAmerican Energy has multiple pipeline interconnections into several of its larger markets. Multiple pipeline interconnections create competition among pipeline suppliers for transportation capacity to serve those markets, thus reducing costs. In addition, multiple pipeline interconnections give MidAmerican Energy the ability to optimize delivery of the lowest cost supply from the various production areas into these markets and to increase delivery reliability. Benefits to MidAmerican Energy's system customers are shared with all jurisdictions through a consolidated PGA.

MidAmerican Energy does not anticipate difficulties in meeting its future retail customer demand for the foreseeable future.

Demand-side Management

MidAmerican Energy has provided a comprehensive set of demand-side management ("DSM") programs to its Iowa electric and gas customers since 1990, and to customers in its other jurisdictions in more recent years. The programs are designed to reduce energy consumption and more effectively manage when energy is used, including management of seasonal peak loads. Current programs offer services to customers such as energy engineering audits and information on how to improve the efficiency of their homes and businesses. To assist customers in investing in energy efficiency, MidAmerican Energy offers rebates or incentives encouraging the purchase and installation of high-efficiency equipment such as lighting, heating and cooling equipment, weatherization, motors, process equipment and systems, as well as incentives for efficient construction. Incentives are also paid to residential customers who participate in the air conditioner load control program and nonresidential customers who participate in the nonresidential load management program. Although subject to prudence reviews, state regulations allow for contemporaneous recovery of costs incurred for the DSM programs through state-specific energy efficiency service charges paid by all retail electric and gas customers. During 2010, $72 million was expended on MidAmerican Energy's DSM programs resulting in an estimated 239,000 megawatt hours of electric and 557,000 Dth of gas first-year energy savings and an estimated 288 MW of electric and 6,054 Dth/day of gas peak load management.

Nonregulated Energy Operations

MidAmerican Energy's nonregulated energy operations consists of competitive electricity and natural gas retail sales and gas income-sharing arrangements. Nonregulated electric activities predominately include sales to retail customers in Illinois and other states that allow customers to choose their energy supplier. For its nonregulated gas activities, MidAmerican Energy purchases gas from producers and third party energy marketing companies and sells it directly to commercial and industrial end-users, as well as wholesalers, primarily in Iowa and Illinois. In addition, MidAmerican Energy manages gas supplies for a number of smaller commercial end-users, which includes the sale of gas to these customers to meet their supply requirements.

The percentages of electricity sold to nonregulated retail customers by state for the years ended December 31 were as follows:

	2010	2009	2008

Illinois	88%	94%	98%
Texas	6	2	—
Maryland	4	3	2
Other	2	1	—
	100%	100%	100%

The percentages of natural gas sold to nonregulated customers by state for the years ended December 31 were as follows:

	2010	2009	2008

Iowa	92%	93%	92%
Illinois	7	7	8
Other	1	—	—
	100%	100%	100%

Nonregulated energy operations also include earnings from sharing arrangements under applicable state regulations and tariffs filed with the IUB and the SDPUC for MidAmerican Energy's regulated natural gas operations. Refer to the preceding "Regulated Natural Gas Operations" section of this Item 1 for further discussion of the sharing arrangements and the gas procurement program.

General Regulation

State Regulation

MidAmerican Energy is regulated by the IUB as to retail rates, services and in other respects as provided by the laws of Iowa. MidAmerican Energy is regulated by the Illinois Commerce Commission ("ICC") as to bundled retail rates, unbundled delivery services, services that have not been declared to be competitive, aspects of competitive gas sales in Illinois, issuance of securities, affiliate transactions, acquisition and sale of securities and in other respects as provided by the laws of Illinois. MidAmerican Energy is also subject to regulation by the SDPUC as to electric and gas retail rates and service as provided by the laws of South Dakota.

The IUB has approved over the past several years a series of electric settlement agreements between MidAmerican Energy, the Iowa Office of Consumer Advocate ("OCA") and other intervenors, under which MidAmerican Energy has agreed not to seek a general increase in electric base rates to become effective prior to January 1, 2014. However, if MidAmerican Energy's Iowa jurisdictional return on equity falls below 10% for 2011 or is projected to fall below 10% for 2013, then MidAmerican Energy may seek a general increase in electric base rates to become effective in 2012 or 2013, respectively. Prior to filing for a general increase in electric rates, MidAmerican Energy is required to conduct 30 days of good faith negotiations with the signatories to the settlement agreements to attempt to avoid a general increase in rates. As a party to the settlement agreements, the OCA has agreed not to request or support any decrease in MidAmerican Energy's Iowa electric base rates to become effective prior to January 1, 2014. The settlement agreements specifically allow the IUB to approve or order electric rate design or cost of service rate changes that could result in changes to rates for specific customers as long as such changes do not result in an overall increase in revenue for MidAmerican Energy. Additionally, the settlement agreements each provide that revenue associated with Iowa retail electric returns on equity within specified ranges will be shared with customers. See Note 4 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional discussion of these settlements.

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

MidAmerican Energy is exposed to fluctuations in electric energy costs relating to retail sales in Iowa and Illinois as it does not have energy cost adjustment mechanisms through which fluctuations in electric energy costs can be recovered in those jurisdictions. MidAmerican Energy may not petition for implementation of a fuel adjustment clause in Illinois until November 2011. Under its current South Dakota electric tariffs, MidAmerican Energy is allowed to recover fluctuations in the cost of purchased energy and all fuels used for retail electric generation through a fuel cost adjustment mechanism.

MidAmerican Energy's cost of gas is collected for each jurisdiction in its gas rates through a uniform PGA, which is updated monthly to reflect changes in actual costs. Subject to prudence reviews, the PGA accomplishes a pass-through of MidAmerican Energy's cost of gas to its customers and, accordingly, has no direct effect on net income. MidAmerican Energy's DSM program costs are collected through separately established rates that are adjusted annually based on actual and expected costs, as approved by the respective state regulatory commission. As such, recovery of DSM program costs has no impact on net income.

Federal Regulation

The Federal Energy Regulatory Commission ("FERC") is an independent agency with broad authority to implement provisions of the Federal Power Act, the Natural Gas Act, the Energy Policy Act of 2005 and other federal statutes. The FERC regulates rates for wholesale sales of electricity; transmission of electricity, including pricing and regional planning for the expansion of transmission systems; electric system reliability; utility holding companies; accounting; securities issuances; and other matters. The FERC also has the enforcement authority to assess civil penalties of up to $1 million per day per violation of rules, regulations and orders issued under the Federal Power Act. MidAmerican Energy has implemented programs that facilitate compliance with the FERC regulations described below, including having instituted compliance monitoring procedures. MidAmerican Energy is also subject to regulation by the Nuclear Regulatory Commission ("NRC") pursuant to the Atomic Energy Act of 1954, as amended ("Atomic Energy Act"), with respect to its ownership of Quad Cities Station.

Wholesale Electricity and Capacity

The FERC regulates MidAmerican Energy's rates charged to wholesale customers for electricity and transmission capacity and related services. Most of MidAmerican Energy's wholesale electricity sales and purchases take place under market-based pricing allowed by the FERC and are therefore subject to market volatility. The FERC conducts triennial reviews of MidAmerican Energy's market-based pricing authority. MidAmerican Energy must demonstrate the lack of market power in order to charge market-based rates for sales of wholesale electricity and electric generation capacity in its market area. MidAmerican Energy's next triennial filings are due in June and December 2011. Under the FERC's market-based rules, MidAmerican Energy must also file a notice of change in status when there is a significant change in the conditions that the FERC relied upon in granting market-based pricing authority. MidAmerican Energy is currently authorized to sell electricity on the wholesale market at market-based rates.

Transmission

Effective September 1, 2009, MidAmerican Energy turned over functional control of its transmission system to the MISO as a transmission-owning member, as approved by the FERC, and no longer offers transmission services. While the MISO is responsible for directing the operation of MidAmerican Energy's transmission system, MidAmerican Energy retains ownership of its transmission assets and, accordingly, is subject to the FERC's reliability standards discussed below. MidAmerican Energy's transmission business is managed and operated independently from its wholesale marketing business in accordance with the FERC Standards of Conduct.

The FERC has approved an extensive number of reliability standards developed by the North American Electric Reliability Corporation ("NERC"), including critical infrastructure protection standards. MidAmerican must comply with all applicable standards. Compliance enforcement and monitoring oversight of these standards is carried out by the FERC and the Midwest Reliability Organization for MidAmerican Energy.

Nuclear Regulatory Commission

General

MidAmerican Energy is subject to the jurisdiction of the NRC with respect to its license and 25% ownership interest in Quad Cities Station. Exelon Generation, the operator and 75% owner of Quad Cities Station, is under contract with MidAmerican Energy to secure and keep in effect all necessary NRC licenses and authorizations.

The NRC regulates the granting of permits and licenses for the construction and operation of nuclear generating stations and regularly inspects such stations for compliance with applicable laws, regulations and license terms. Current licenses for Quad Cities Station provide for operation until December 14, 2032. The NRC review and regulatory process covers, among other things, operations, maintenance, and environmental and radiological aspects of such stations. The NRC may modify, suspend or revoke licenses and impose civil penalties for failure to comply with the Atomic Energy Act, the regulations under such Act or the terms of such licenses.

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

The NRC also regulates the decommissioning of nuclear power plants including the planning and funding for the eventual decommissioning of the plants. In accordance with these regulations, MidAmerican Energy submits a biennial report to the NRC providing reasonable assurance that funds will be available to pay its share of the costs of decommissioning Quad Cities Station.

Under the Nuclear Waste Policy Act of 1982 ("NWPA"), the U.S. Department of Energy ("DOE") is responsible for the selection and development of repositories for, and the permanent disposal of, spent nuclear fuel and high-level radioactive wastes. Exelon Generation, as required by the NWPA, signed a contract with the DOE under which the DOE was to receive spent nuclear fuel and high-level radioactive waste for disposal beginning not later than January 1998. The DOE did not begin receiving spent nuclear fuel on the scheduled date and remains unable to receive such fuel and waste. The costs to be incurred by the DOE for disposal activities are being financed by fees charged to owners and generators of the waste. In 2004, Exelon Generation reached a settlement with the DOE concerning the DOE's failure to begin accepting spent nuclear fuel in 1998. As a result, Quad Cities Station has been billing the DOE, and the DOE is obligated to reimburse the station for all station costs incurred due to the DOE's delay. Exelon Generation has completed construction of an interim spent fuel storage installation ("ISFSI") at Quad Cities Station to store spent nuclear fuel in dry casks in order to free space in the storage pool. The first pad at the ISFSI is expected to facilitate storage of casks to support operations at Quad Cities Station until at least 2020. The first storage in a dry cask commenced in November 2005. By 2020, Exelon Generation plans to add a second pad to the ISFSI to accommodate storage of spent nuclear fuel through the end of operations at Quad Cities Station.

MidAmerican Energy has established a trust for the investment of funds collected for nuclear decommissioning of Quad Cities Station. The decommissioning costs are included in base rates in MidAmerican Energy's Iowa tariffs.

Nuclear Insurance

MidAmerican Energy maintains financial protection against catastrophic loss associated with its interest in Quad Cities Station through a combination of insurance purchased by Exelon Generation, insurance purchased directly by MidAmerican Energy, and the mandatory industry-wide loss funding mechanism afforded under the Price-Anderson Amendments Act of 1988 ("Price Anderson"), which was amended and extended by the Energy Policy Act of 2005. The general types of coverage are: nuclear liability, property coverage and nuclear worker liability.

Exelon Generation purchases private market nuclear liability insurance for Quad Cities Station in the maximum available amount of $375 million, which includes coverage for MidAmerican Energy's ownership. In accordance with Price-Anderson, excess liability protection above that amount is provided by a mandatory industry-wide Secondary Financial Protection program under which the licensees of nuclear generating facilities could be assessed for liability incurred due to a serious nuclear incident at any commercial nuclear reactor in the United States. Currently, MidAmerican Energy's aggregate maximum potential share of an assessment for Quad Cities Station is approximately $59 million per incident, payable in installments not to exceed $9 million annually.

The property insurance covers property damage, stabilization and decontamination of the facility, disposal of the decontaminated material and premature decommissioning arising out of a covered loss. For Quad Cities Station, Exelon Generation purchases primary and excess property insurance protection for the combined interests in Quad Cities Station, with coverage limits totaling $2.1 billion. MidAmerican Energy also directly purchases extra expense coverage for its share of replacement power and other extra expenses in the event of a covered accidental outage at Quad Cities Station. The property and related coverages purchased directly by MidAmerican Energy and by Exelon Generation, which includes the interests of MidAmerican Energy, are underwritten by an industry mutual insurance company and contain provisions for retrospective premium assessments should two or more full policy-limit losses occur in one policy year. Currently, the maximum retrospective amounts that could be assessed against MidAmerican Energy from industry mutual policies for its obligations associated with Quad Cities Station total $7 million.

The master nuclear worker liability coverage, which is purchased by Exelon Generation for Quad Cities Station, is an industry-wide guaranteed-cost policy with an aggregate limit of $375 million for the nuclear industry as a whole, which is in effect to cover tort claims of workers in nuclear-related industries.

Environmental Laws and Regulations

MidAmerican Energy is subject to federal, state and local regulations regarding air and water quality, emissions performance standards, climate change, coal combustion byproducts, hazardous and solid waste disposal, protected species and other environmental matters that have the potential to impact its current and future operations. In addition to imposing continuing compliance obligations, these laws and regulations provide authority to levy substantial penalties for noncompliance including fines, injunctive relief and other sanctions. These laws and regulations are administered by the EPA and various other state and local agencies. All such laws and regulations are subject to a range of interpretation, which may ultimately be resolved by the courts. Environmental laws and regulations continue to evolve, and MidAmerican Energy is unable to predict the impact of the changing laws and regulations on its operations and consolidated financial results. MidAmerican Energy believes it is in material compliance with all applicable laws and regulations.

Refer to "Liquidity and Capital Resources" in Item 7 of this Form 10-K for additional information regarding environmental laws and regulations and MidAmerican Energy's forecasted environmental-related capital expenditures.

MIDWEST CAPITAL

Midwest Capital is a wholly owned nonregulated subsidiary of MHC with total assets of $8 million as of December 31, 2010. Midwest Capital's primary activity is the management of utility service area investments to support economic development. Midwest Capital's principal interest is Dakota Dunes, a 1,920-acre planned residential and commercial development in southeastern South Dakota. The major construction phase of the planned community is complete, and the marketing phase to sell developed residential and commercial lots is in progress. As of December 31, 2010, 71% of the development available for sale had been sold. Additionally, Midwest Capital has other investments, consisting principally of an equity investment in an equipment lease related to a 7% undivided interest in an electric generating station leased to a utility located in Arizona.

Item 1A.    Risk Factors

MidAmerican Energy and MidAmerican Funding are subject to certain risks and uncertainties in their business operations, including, but not limited to, those described below. Careful consideration of these risks, together with all of the other information included in this Form 10-K and the other public information filed by MidAmerican Energy and MidAmerican Funding, should be made before making an investment decision. Additional risks and uncertainties not presently known or that are currently deemed immaterial may also impair the business operations of MidAmerican Energy and MidAmerican Funding.

A downgrade in MidAmerican Energy's credit ratings could negatively affect its access to capital, increase the cost of borrowing or raise energy transaction credit support requirements.

MidAmerican Energy's senior unsecured long-term debt securities and preferred securities are rated investment grade by various rating agencies. MidAmerican Energy cannot assure that its long-term debt and preferred securities will continue to be rated investment grade in the future. Although none of its outstanding debt has rating-downgrade triggers that would accelerate a repayment obligation, a credit rating downgrade would increase the borrowing costs and commitment fees on its revolving credit agreements and other financing arrangements, perhaps significantly. In addition, it would likely be required to pay a higher interest rate in future financings, and the potential pool of investors and funding sources would likely decrease. Further, access to the commercial paper market, the principal source of short-term borrowings, could be significantly limited resulting in higher interest costs.

Most of MidAmerican Energy's large wholesale customers, suppliers and counterparties require sufficient creditworthiness in order to enter into transactions with them, particularly in the wholesale energy markets. If its credit ratings were to decline, especially below investment grade, financing costs and borrowings would likely increase because certain counterparties may require collateral in the form of cash, a letter of credit or some other security for existing transactions, as well as a condition to further transact with MidAmerican Energy. Such amounts may be material and may adversely affect MidAmerican Energy's liquidity and cash flows.

MEHC could exercise control over MidAmerican Funding and MidAmerican Energy in a manner that would benefit MEHC to the detriment of MidAmerican Funding's creditors or MidAmerican Energy's creditors and preferred stockholders.

MEHC is the sole member of MidAmerican Funding and, accordingly, owns all of MidAmerican Energy's common stock and has control over all decisions requiring shareholder approval, including the election of directors. In circumstances involving a conflict of interest between MEHC and MidAmerican Funding's creditors or MidAmerican Energy's creditors and preferred stockholders, MEHC could exercise its control in a manner that would benefit MEHC to the detriment of the creditors and preferred stockholders.

MidAmerican Energy is subject to extensive federal, state and local legislation and regulation, including numerous environmental, health, safety and other laws and regulations that affect its operations and costs. These laws and regulations are complex, dynamic and subject to new interpretations or change. In addition, new laws and regulations are continually being proposed and enacted that create new or revised requirements or standards on MidAmerican Energy.

MidAmerican Energy is required to comply with numerous federal, state and local laws and regulations that have broad application to MidAmerican Energy and limit its ability to independently make and implement management decisions regarding, among other items, business combinations; constructing, acquiring or disposing of operating assets; operation of generating facilities and transmission and distribution assets; setting rates charged to customers; establishing capital structures and issuing debt or equity securities; transactions between subsidiaries and affiliates; and paying dividends. These laws and regulations are implemented and enforced by federal, state and local regulatory agencies, such as, among others, the FERC, the EPA, the NRC, the IUB and the ICC.

Significant examples of laws and regulations and other requirements affecting MidAmerican Energy's present and future operations include, among others, those described below:

•
Under authority granted to it in the Energy Policy Act of 2005 ("Energy Policy Act"), the FERC has approved regulations and issued decisions addressing electric system reliability; cyber security; critical infrastructure protection standards developed by the NERC; electric transmission planning, operation, expansion and pricing; regulation of utility holding companies; market transparency for natural gas marketing and transportation; and enforcement authority. The FERC has vigorously exercised its enhanced enforcement authority by imposing significant civil penalties for violations of its rules and regulations, which could be up to $1 million per day per violation. These regulations have imposed, or will likely impose, more comprehensive and stringent requirements and increase compliance costs on MidAmerican Energy, which could adversely affect its consolidated financial results.

•
In July 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Reform Act"). The Dodd-Frank Reform Act reshapes financial regulation in the United States by creating new regulators, regulating new markets and firms and providing new enforcement powers to regulators. Virtually all major areas of the Dodd-Frank Reform Act, including collateral requirements on derivative contracts, will be the subject of regulatory interpretation and implementation rules requiring rulemaking proceedings that may take several years to complete. The outcome of the rulemaking proceedings cannot be predicted at this time; however, the impact of the Dodd-Frank Reform Act could have a material adverse effect on MidAmerican Energy's consolidated financial results.

•
The EPA's CAIR, which established cap-and-trade programs to reduce carbon dioxide and nitrogen oxides emissions starting in 2009 to address alleged contributions to downwind non-attainment with the revised National Ambient Air Quality Standards; regulations that establish standards for air and water quality, wastewater discharges, solid waste, hazardous waste and coal combustion byproducts.

Compliance with applicable laws and regulations generally requires MidAmerican Energy to obtain and comply with a wide variety of licenses, permits, inspections and other approvals. Further, compliance with laws and regulations can require significant capital and operating expenditures, including expenditures for new equipment, inspection, cleanup costs, damages arising out of contaminated properties and fines, penalties and injunctive measures affecting operating assets for failure to comply with environmental regulations. Compliance activities pursuant to laws and regulations could be prohibitively expensive. As a result, some facilities may be required to shut down or alter their operations. Further, MidAmerican Energy may not be able to obtain or maintain all required environmental regulatory approvals for their operating assets or development projects. Delays in or active opposition by third parties to obtaining any required environmental or regulatory permits, failure to comply with the terms and conditions of the permits or increased regulatory or environmental requirements may increase costs or prevent or delay MidAmerican Energy from operating its facilities, developing new facilities, expanding existing facilities or favorably locating new facilities. If MidAmerican Energy fails to comply with any environmental requirements, it may be subject to penalties and fines or other sanctions. The costs of complying with laws and regulations could adversely affect its consolidated financial results. Not being able to operate existing facilities or develop new generating facilities to meet customer electricity needs could require MidAmerican Energy to increase its purchases of electricity on the wholesale market, which could increase market and price risks and adversely affect its consolidated financial results.

Existing laws and regulations, while comprehensive, are subject to changes and revisions from ongoing policy initiatives by legislators and regulators and to interpretations that may ultimately be resolved by the courts. For example, changes in law and regulation could result in, but are not limited to, increased retail competition within MidAmerican Energy's service territories; new environmental requirements, including the implementation of renewable portfolio standards and greenhouse gas emissions reduction goals; the issuance of stricter air quality standards and the implementation of energy efficiency mandates; the issuance of regulations over the management and disposal of coal combustion byproducts; the acquisition by a municipality of MidAmerican Energy's distribution facilities; or a negative impact on MidAmerican Energy's current transportation and cost recovery arrangements.

In addition to changes in existing legislation and regulation, new laws and regulations are likely to be enacted that impose additional or new requirements or standards on MidAmerican Energy's businesses. For example, the United States Congress and federal policy makers recently considered, but did not adopt, comprehensive climate change legislation. Adoption of new federal and state laws and regulations and changes in existing ones is emerging as one of the more challenging aspects of managing utility operations. MidAmerican Energy cannot predict the future course of new laws and regulations, changes in existing ones or new interpretations by agency orders or court decisions nor can their impact on MidAmerican Energy be determined at this time; however, any one of these could adversely affect MidAmerican Energy's consolidated financial results through higher capital expenditures and operating costs and cause an overall change in how MidAmerican Energy operates its businesses. To the extent that MidAmerican Energy is not allowed by its regulators to recover or cannot otherwise recover the costs to comply with new laws and regulations or changes in existing ones, the additional requirements could have a material adverse effect on MidAmerican Energy's consolidated financial results. Additionally, even if such costs are recoverable in rates, if they are substantial and result in rates increasing to levels that substantially reduce customer demand, this could have a material adverse effect on MidAmerican Energy's consolidated financial results.

Recovery of costs by MidAmerican Energy is subject to regulatory review and approval, and the inability to recover costs may adversely affect its consolidated financial results.

State Rate Proceedings

MidAmerican Energy establishes rates for its regulated retail service through state regulatory proceedings. These proceedings typically involve multiple parties, including government bodies and officials, consumer advocacy groups and various consumers of energy, who have differing concerns, but who generally have the common objective of limiting rate increases. Decisions are subject to appeal, potentially leading to further uncertainty associated with the approval proceedings.

Each state sets retail rates based in part upon the state regulatory commission's acceptance of an allocated share of total utility costs. When states adopt different methods to calculate interjurisdictional cost allocations, some costs may not be incorporated into rates of any state. Ratemaking is also generally done on the basis of estimates of normalized costs, so if a given year's realized costs are higher than normalized costs, rates may not be sufficient to cover those costs. Each state regulatory commission generally sets rates based on a test year established in accordance with that commission's policies. The test year data adopted by each state regulatory commission may create a lag between the incurrence of a cost and its recovery in rates. Each state regulatory commission also decides the allowed levels of expense and investment that they deem are just and reasonable in providing the service and may disallow recovery in rates for any costs that do not meet such standard. State regulatory commissions also decide the allowed rate of return MidAmerican Energy will be given an opportunity to earn on its sources of capital.

In Iowa, MidAmerican Energy has agreed not to seek a general increase in electric base rates to become effective prior to January 1, 2014, unless its Iowa jurisdictional electric return on equity falls below 10% as determined by the applicable agreement. MidAmerican Energy expects to continue to make significant capital expenditures to maintain and improve the reliability of its generation, transmission and distribution facilities to reduce emissions and to support new business and customer growth. As a result, MidAmerican Energy's financial results may be adversely affected if it is not able to deliver electricity in a cost-efficient manner and is unable to offset inflation and the cost of infrastructure investments with cost savings or additional sales.

In Iowa and Illinois, MidAmerican Energy is not permitted to pass through energy, including fuel transportation, cost increases in its retail rates without a general rate case. Any significant increase in fuel costs for electricity generation or purchased electricity costs could have a negative impact on the MidAmerican Energy, despite efforts to minimize this impact through future general rate cases or the use of hedging contracts. Any of these consequences could adversely affect MidAmerican Energy's consolidated financial results.

While rate regulation is premised on providing a fair opportunity to obtain a reasonable rate of return on invested capital, the state regulatory commissions do not guarantee that MidAmerican Energy will be able to realize a reasonable rate of return.

FERC Jurisdiction

The FERC establishes cost-based rates associated with MidAmerican Energy's transmission facilities, including those used to provide wholesale distribution service. Under the Federal Power Act, MidAmerican Energy may be obligated to file for changes, including general rate changes, to its system-wide transmission service rates. The FERC also has responsibility for approving both cost- and market-based rates under which MidAmerican Energy sells electricity at wholesale and has broad jurisdiction over energy markets. The FERC may impose price limitations, bidding rules and other mechanisms to address some of the volatility of these markets or could revoke or restrict the ability of MidAmerican Energy to sell electricity at market-based rates, which could adversely affect its consolidated financial results. As a transmission owning member of the MISO, MidAmerican Energy is also subject to MISO-directed modifications of market rules, which are subject to FERC approval and operational procedures. The FERC may also impose substantial civil penalties for any non-compliance with the Federal Power Act and the FERC's rules and orders.

MidAmerican Energy is actively pursuing, developing and constructing new or expanded facilities, the completion and expected cost of which are subject to significant risk, and it has significant funding needs related to its planned capital expenditures.

MidAmerican Energy is actively pursuing, developing and constructing new or expanded facilities. It expects to incur substantial annual capital expenditures over the next several years. Expenditures could include, among others, amounts for new generating facilities, electric transmission or distribution projects, environmental control and compliance systems, as well as the continued maintenance of existing assets.

Development and construction of major facilities are subject to substantial risks, including fluctuations in the price and availability of commodities, manufactured goods, equipment, labor and other items over a multi-year construction period, as well as the economic viability of MidAmerican Energy's suppliers. These risks may result in higher than expected costs to complete an asset and place it in service. Such costs may not be recoverable in the regulated rates or market prices MidAmerican Energy is able to charge its customers. It is also possible that additional generation needs may be obtained through power purchase agreements, which could increase long-term purchase obligations and force reliance on the operating performance of a third party. The inability to successfully and timely complete a project, avoid unexpected costs or to recover any such costs could adversely affect MidAmerican Energy's consolidated financial results.

Furthermore, MidAmerican Energy depends upon both internal and external sources of liquidity to provide working capital and to fund capital requirements. If it is unable to obtain funding from external sources, it may need to postpone or cancel planned capital expenditures. Failure to construct these planned projects could limit opportunities for revenue growth, increase operating costs and adversely affect the reliability of electricity service to its customers.

A sustained decrease in demand for electricity or natural gas in the markets served by MidAmerican Energy would significantly decrease its operating revenue and adversely affect its consolidated financial results.

A sustained decrease in demand for electricity or natural gas in the markets served by MidAmerican Energy would significantly reduce its operating revenue and adversely affect its consolidated financial results. Factors that could lead to a decrease in market demand include, among others:

•
a depression, recession or other adverse economic condition that results in a lower level of economic activity or reduced spending by consumers on electricity or natural gas, such as the significant adverse changes in the economy and credit markets experienced in 2008 and 2009;

•	an increase in the market price of electricity or natural gas or a decrease in the price of other competing forms of energy;

•	efforts by customers, legislators and regulators to reduce the consumption of energy through various conservation and energy efficiency measures and programs;

•
higher fuel taxes or other governmental or regulatory actions that increase, directly or indirectly, the cost of natural gas or other fuel sources for electricity generation or that limit the use of natural gas or the generation of electricity from fossil fuels; and

•
a shift to more energy-efficient or alternative fuel machinery or an improvement in fuel economy, whether as a result of technological advances by manufacturers, legislation mandating higher fuel economy or lower emissions, price differentials, incentives or otherwise.

MidAmerican Energy is subject to market risk associated with the wholesale energy markets, which could adversely affect MidAmerican Energy's consolidated financial results.

In general, MidAmerican Energy's primary market risk is the risk of adverse fluctuations in the market price of wholesale electricity and fuel, including natural gas, coal and fuel oil, which is compounded by volumetric changes affecting the availability of or demand for electricity and fuel. Wholesale electricity may be influenced by several factors, such as the adequacy of generating capacity; scheduled and unscheduled outages of generating facilities; prices and availability of fuel sources for generation; disruptions or constraints to transmission and distribution facilities; weather conditions; economic growth; and changes in technology. Volumetric changes are caused by unanticipated changes in generation availability or changes in customer needs that can be due to the weather, electricity and fuel prices, the economy, regulations or customer behavior. For example, MidAmerican Energy purchases electricity and fuel in the open market as part of its normal operating business. If market prices rise, especially in a time when larger than expected volumes must be purchased at market or short-term prices, MidAmerican Energy may incur significantly greater expense than anticipated. Likewise, if electricity market prices decline in a period when MidAmerican Energy is a net seller of electricity in the wholesale market, it will earn less revenue.

MidAmerican Energy is subject to counterparty credit risk, which could adversely affect its consolidated financial results.

MidAmerican Energy is subject to counterparty credit risk related to contractual obligations with wholesale suppliers, customers and other participants in organized RTO markets. Adverse economic conditions or other events affecting counterparties with whom MidAmerican Energy conducts business could impair the ability of these counterparties to timely pay for services. MidAmerican Energy depends on these counterparties to remit payments on a timely basis. For example, certain wholesale suppliers, customers and other RTO market participants experienced deteriorating credit quality in 2008 and 2009, and this trend continued, though on a limited basis, in 2010. If MidAmerican Energy's wholesale customers are unable to pay it for energy, there may be a significant adverse impact on MidAmerican Energy's consolidated financial results.

Transactional activities of MidAmerican Energy and other participants in organized RTO markets are governed by credit policies specified in each respective RTO's governing tariff and related business practices. Credit policies of RTO's, which have been developed through extensive stakeholder participation, generally seek to minimize potential loss in the event of a market participant default without unnecessarily inhibiting access to the marketplace. In the event of a default by a RTO market participant on its market-related obligations, losses are allocated among all other market participants in proportion to each participant's share of overall market activity during the period of time the loss was incurred. Because of this, MidAmerican Energy has potential indirect exposure to every other market participant in the RTO markets where it actively participates, including the MISO, the PJM, and the Electric Reliability Council of Texas.

MidAmerican Energy continues to monitor the creditworthiness of wholesale suppliers and customers in an attempt to reduce the impact of any potential counterparty default. If strategies used to minimize these risk exposures are ineffective or if MidAmerican Energy's wholesale customers' financial condition deteriorates as a result of economic conditions causing them to be unable to pay, significant losses could result.

MidAmerican Energy is subject to counterparty performance risk, which could adversely affect its consolidated financial results.

MidAmerican Energy is subject to counterparty performance risk related to performance of contractual obligations by wholesale suppliers, customers and other participants in organized RTO markets. MidAmerican Energy relies on wholesale suppliers to deliver commodities, primarily natural gas, coal and electricity, in accordance with short- and long-term contracts. Failure or delay by suppliers to provide these commodities pursuant to existing contracts could disrupt the delivery of electricity and require MidAmerican Energy to incur additional expenses to meet customer needs. In addition, when these contracts terminate, MidAmerican Energy may be unable to purchase the commodities on terms equivalent to the terms of current contracts.

MidAmerican Energy relies on wholesale customers to take delivery of the energy they have committed to purchase. Failure of customers to take delivery may require MidAmerican Energy to find other customers to take the energy at lower prices than the original customers committed to pay. If MidAmerican Energy's wholesale customers are unable fulfill their obligations, there may be a significant adverse impact on MidAmerican Energy's consolidated financial results.

Disruptions in the financial markets could affect MidAmerican Energy's ability to obtain debt financing, draw upon or renew existing credit facilities, and have other adverse effects on MidAmerican Energy.

During 2008 and early 2009, the United States and global credit markets experienced historic dislocations and liquidity disruptions that caused financing to be unavailable in many cases. These circumstances materially impacted liquidity in the bank and debt capital markets during this period, making financing terms less attractive for borrowers that were able to find financing, and in other cases resulted in the unavailability of certain types of debt financing. It is difficult to predict how the financial markets will react to the United States federal government's continued involvement or gradual withdrawal or removal of certain economic stimulus programs. Uncertainty in the credit markets may negatively impact MidAmerican Energy's ability to access funds on favorable terms or at all. If MidAmerican Energy is unable to access the bank and debt markets to meet liquidity and capital expenditure needs, it may adversely affect the timing and amount of MidAmerican Energy's capital expenditures and its consolidated financial results.

Inflation and changes in commodity prices and fuel transportation costs may adversely affect MidAmerican Energy's consolidated financial results.

Inflation may affect MidAmerican Energy's business by increasing both operating and capital costs. As a result of existing rate agreements and competitive price pressures, MidAmerican Energy may not be able to pass the costs of inflation on to its customers. If MidAmerican Energy is unable to manage cost increases or pass them on to its customers, its consolidated financial results could be adversely affected.

Some of MidAmerican Energy's financial results may be adversely affected if it is unable to obtain adequate, reliable and affordable access to electricity transmission service and natural gas transportation.

MidAmerican Energy depends on electricity transmission and natural gas transportation facilities owned and operated by other companies to transport electricity and natural gas to both wholesale and retail markets, as well as natural gas purchased to supply some of its generating facilities. If adequate transmission and transportation is unavailable, it may be unable to purchase and sell and deliver products. A lack of availability could also hinder MidAmerican Energy from providing adequate or cost-effective electricity or natural gas to its wholesale and retail electric and natural gas customers and could adversely affect its consolidated financial results.

The independent system operators who oversee the transmission systems in regional power markets have imposed in the past, and may impose in the future, price limitations and other mechanisms to counter volatility in the power markets. These types of price limitations and other mechanisms may adversely affect MidAmerican Energy's consolidated financial results.

MidAmerican Energy's operating results may fluctuate on a seasonal and quarterly basis and may be adversely affected by weather.

In the markets in which MidAmerican Energy operates, demand for electricity peaks during the hot summer months when cooling needs are higher. Market prices for electricity also generally peak at that time. In addition, demand for natural gas and other fuels generally peaks during the winter when heating needs are higher. This is especially true in MidAmerican Energy's retail natural gas business. Further, extreme weather conditions, such as heat waves, winter storms or floods could cause these seasonal fluctuations to be more pronounced. Additionally, MidAmerican Energy has added substantial wind-powered generation capacity, which is also a climate-dependent resource.

As a result, the overall financial results of MidAmerican Energy may fluctuate substantially on a seasonal and quarterly basis. MidAmerican Energy has historically sold less energy, and consequently earned less income, when weather conditions are mild. Unusually mild weather in the future may adversely affect its consolidated financial results through lower revenue or margins. Conversely, unusually extreme weather conditions could increase its costs to provide energy and could adversely affect its consolidated financial results. The extent of fluctuation in MidAmerican Energy's consolidated financial results may change depending on a number of factors related to its regulatory environment and contractual agreements, including its ability to recover energy costs, the existence of revenue sharing provisions and terms of the wholesale sale contracts.

MidAmerican Energy is subject to operating uncertainties that could adversely affect its consolidated financial results.

The operation of complex electric and natural gas utility (including generation, transmission and distribution) systems that are spread over large geographic areas involves many operating uncertainties and events beyond MidAmerican Energy's control. These potential events include the breakdown or failure of electricity generating equipment, transmission and distribution lines or other equipment or processes; unscheduled generating facility outages; strikes, lockouts or other labor-related actions; shortage of qualified labor; transmission and distribution system constraints or outages; fuel shortages or interruptions; unavailability of critical equipment, materials and supplies; low water flows and other weather-related impacts; performance below expected levels of output, capacity or efficiency; operator error and catastrophic events such as severe storms, fires, earthquakes, explosions or mining accidents. A casualty occurrence might result in injury or loss of life, extensive property damage or environmental damage. Any of these risks or other operational risks could significantly reduce or eliminate MidAmerican Energy's revenue or significantly increase its expenses. For example, if MidAmerican Energy cannot operate its electricity or natural gas facilities at full capacity due to damage caused by a catastrophic event, its revenue could decrease and its expenses could increase due to the need to obtain energy from more expensive sources. Further, MidAmerican Energy self-insures many risks, and current and future insurance coverage may not be sufficient to replace lost revenue or cover repair and replacement costs. The scope, cost and availability of MidAmerican Energy's insurance coverage may change, including the portion that is self-insured. Any reduction of MidAmerican Energy's revenue or increase in its expenses resulting from the risks described above, could adversely affect its consolidated financial results.

Potential terrorist activities or military or other actions could adversely affect MidAmerican Energy's consolidated financial results.

The ongoing threat of terrorism and the impact of military and other actions by the United States and its allies creates increased political, economic and financial market instability, which subjects MidAmerican Energy's operations to increased risks. The United States government has issued warnings that energy assets, specifically pipeline, nuclear generation and other electric utility infrastructure are potential targets for terrorist organizations. Political, economic or financial market instability or damage to the operating assets of MidAmerican Energy, customers or suppliers may result in business interruptions, lost revenue, higher commodity prices, disruption in fuel supplies, lower energy consumption and unstable markets, particularly with respect to electricity and natural gas, increased security, repair or other costs that may materially adversely affect MidAmerican Energy in ways that cannot be predicted at this time. Any of these risks could materially affect MidAmerican Energy's consolidated financial results. Furthermore, instability in the financial markets as a result of terrorism or war could also materially adversely affect MidAmerican Energy's ability to raise capital.

MidAmerican Energy is subject to the unique risks associated with nuclear generation.

The ownership and operation of nuclear power plants, such as MidAmerican Energy's 25% ownership interest in Quad Cities Station, involves certain risks. These risks include, among other items, mechanical or structural problems, inadequacy or lapses in maintenance protocols, the impairment of reactor operation and safety systems due to human error, the costs of storage, handling and disposal of nuclear materials, limitations on the amounts and types of insurance coverage commercially available, and uncertainties with respect to the technological and financial aspects of decommissioning nuclear facilities at the end of their useful lives. The prolonged unavailability of Quad Cities Station could materially adversely affect MidAmerican Energy's financial results, particularly when the cost to produce power at the plant is significantly less than market wholesale prices. The following are among the more significant of these risks:

•
Operational Risk - Operations at any nuclear power plant could degrade to the point where the plant would have to be shut down. If such degradations were to occur, the process of identifying and correcting the causes of the operational downgrade to return the plant to operation could require significant time and expense, resulting in both lost revenue and increased fuel and purchased electricity costs to meet supply commitments. Rather than incurring substantial costs to restart the plant, the plant could be shut down. Furthermore, a shut-down or failure at any other nuclear plant could cause regulators to require a shut-down or reduced availability at Quad Cities Station.

•
Regulatory Risk - The NRC may modify, suspend or revoke licenses and impose civil penalties for failure to comply with the Atomic Energy Act applicable regulations or the terms of the licenses of nuclear facilities. Unless extended, the NRC operating licenses for Quad Cities Station will expire in 2032. Changes in regulations by the NRC could require a substantial increase in capital expenditures or result in increased operating or decommissioning costs.

•
Nuclear Accident Risk - Accidents and other unforeseen problems have occurred at nuclear facilities other than Quad Cities Station, both in the United States and elsewhere. The consequences of an accident can be severe and include loss of life and property damage. Any resulting liability from a nuclear accident could exceed MidAmerican Energy's resources, including insurance coverage.

Poor performance of plan and fund investments and other factors impacting the pension and other postretirement benefit plans and nuclear decommissioning trust funds could unfavorably impact MidAmerican Energy's cash flows and liquidity.

Costs of providing MidAmerican Energy's defined benefit pension and other postretirement benefit plans depend upon a number of factors, including the rates of return on plan assets, the level and nature of benefits provided, discount rates, the interest rates used to measure required minimum funding levels, changes in benefit design, changes in laws and government regulation and MidAmerican Energy's required or voluntary contributions made to the plans. MidAmerican Energy's pension and other postretirement benefit plans are in underfunded positions. Even with sustained growth in the investments over future periods to increase the value of these plans' assets, MidAmerican Energy will likely be required to make significant cash contributions to fund these plans in the future. Furthermore, the Pension Protection Act of 2006, as amended, may result in more volatility in the amount and timing of future contributions. Similarly, for example, funds dedicated to nuclear decommissioning are invested in equity and fixed income securities and poor performance of these investments will reduce the amount of funds available for their intended purpose which would require us to make additional cash contributions. Such cash funding obligations, which are also impacted by the other factors described above, could have a material impact on MidAmerican Energy's liquidity by reducing its cash flows.

MidAmerican Energy may be involved in numerous legal proceedings, the outcomes of which are uncertain and could adversely affect its consolidated financial results.

MidAmerican Energy may be party to numerous legal proceedings. Litigation is subject to many uncertainties, and MidAmerican Energy cannot predict the outcome of individual matters. It is possible that the final resolution of some of the matters in which MidAmerican Energy may be involved could result in additional payments in excess of established reserves over an extended period of time and in amounts that could have a material adverse effect on its consolidated financial results. Similarly, it is also possible that the terms of resolution could require that MidAmerican Energy change business practices and procedures, which could also have a material adverse effect on its consolidated financial results. Further, litigation could result in the imposition of financial penalties or injunctions which could limit MidAmerican Energy's ability to take certain desired actions or the denial of needed permits, licenses or regulatory authority to conduct its business, including the siting or permitting of facilities. Any of these outcomes could adversely affect MidAmerican Energy's consolidated financial results.

Potential changes in accounting standards may impact MidAmerican Energy's consolidated financial results and disclosures in the future, which may change the way analysts measure its business or financial performance.

The Financial Accounting Standards Board ("FASB") and the SEC continuously make changes to accounting standards and disclosure and other financial reporting requirements. New or revised accounting standards and requirements issued by the FASB or the SEC or new accounting orders issued by the FERC could significantly impact MidAmerican Energy's consolidated financial results and disclosures.

Item 1B.     Unresolved Staff Comments

Not applicable.

Item 2.    Properties

MidAmerican Energy's regulated utility properties consist of the physical assets necessary to support its electricity and natural gas businesses and include mainly electric generation, transmission and distribution facilities, gas distribution facilities and related rights of way. It is the opinion of management that the principal depreciable properties owned by MidAmerican Energy are in good operating condition and well maintained. MidAmerican Energy's most individually significant properties are its electric generation facilities. For information regarding these facilities, please refer to the "Regulated Electric Operations" discussion in Item 1 of this Form 10-K.

The right to construct and operate MidAmerican Energy's electric transmission and distribution facilities across certain property was obtained in most circumstances through negotiations and, where necessary, through the exercise of the power of eminent domain, which MidAmerican Energy continues to have in each of the jurisdictions in which it operates those facilities. With respect to real property, each of the electric transmission and distribution facilities fall into two basic categories: (1) parcels that are owned in fee, such as certain of the electric generation stations and electric substations; and (2) parcels where the interest derives from leases, easements, rights-of-way, permits or licenses from landowners or governmental authorities permitting the use of such land for the construction, operation and maintenance of the electric transmission and distribution facilities. MidAmerican Energy believes it has satisfactory title to all of the real property making up the facilities in all material respects.

The electric transmission system of MidAmerican Energy at December 31, 2010, included 1,000 miles of 345 kilovolt (“kV”) lines and 1,300 miles of 161 kV lines. MidAmerican Energy's electric distribution system included 400 substations at December 31, 2010. Gas property consists primarily of natural gas mains and services lines, meters and related distribution equipment, including feeder lines to communities served from natural gas pipelines owned by others. The gas distribution facilities of MidAmerican Energy included 22,000 miles of gas mains and service lines as of December 31, 2010. In addition, gas property includes three liquefied natural gas plants and one propane-air plant. Refer to the "Regulated Natural Gas Operations" discussion in Item 1 of this Form 10-K for information regarding these facilities.

Utility plant, including construction work in progress and net of accumulated depreciation, by functional classification is as follows as of December 31 (in millions):

	2010	2009
Electric:
Generation	$3,960	$4,055
Transmission	498	457
Distribution	1,683	1,665
Gas distribution	778	766
	$6,919	$6,943

Refer to Note 15 of MidAmerican Energy's Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for a discussion of operating segments.

Item 3.    Legal Proceedings

None.

Item 4.    (Removed and Reserved)

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

All common stock of MidAmerican Energy is held by its parent company, MHC, which is a direct, wholly owned subsidiary of MidAmerican Funding. MidAmerican Funding is an Iowa limited liability company whose membership interest is held solely by MEHC.

Item 6.    Selected Financial Data

The following tables set forth selected consolidated historical financial data of MidAmerican Energy and MidAmerican Funding, which should be read in conjunction with the information in Item 7 of this Form 10-K and with their respective historical Consolidated Financial Statements and notes thereto in Item 8 of this Form 10-K. The selected consolidated historical financial data has been derived from each company's audited historical Consolidated Financial Statements and notes thereto.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
SELECTED FINANCIAL DATA
(Amounts in millions)

	Years Ended December 31,
	2010	2009	2008	2007	2006
Consolidated Statement of Operations Data:
Operating revenue	$3,810	$3,693	$4,700	$4,258	$3,448
Operating income	459	468	587	513	421
Net income(1)	357	350	343	326	266
Earnings on common stock	357	349	342	325	265

	As of December 31,
	2010	2009	2008	2007	2006
Consolidated Balance Sheet Data:
Total assets	$9,010	$8,607	$8,520	$7,251	$6,510
Short-term debt	—	—	457	86	—
Long-term debt(2)	2,865	2,865	2,865	2,471	1,821
MidAmerican Energy common shareholder's equity	2,931	2,929	2,569	2,288	1,951
Preferred securities	27	30	30	30	30
Noncontrolling interests	1	1	1	1	1

(1)
Net income for 2010 and 2009 reflect $61 million and $55 million, respectively, of income tax benefits recognized for changes in MidAmerican Energy's tax accounting methods used to determine current income tax deductions. Refer to Note 13 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

(2)	Includes current portion.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
SELECTED FINANCIAL DATA
(Amounts in millions)

	Years Ended December 31,
	2010	2009	2008	2007	2006
Consolidated Statement of Operations Data:
Operating revenue	$3,815	$3,699	$4,715	$4,267	$3,453
Operating income	460	469	590	514	421
Net income(1)	340	328	318	301	289
Net income attributable to MidAmerican Funding	340	327	317	300	288

	As of December 31,
	2010	2009	2008	2007	2006
Consolidated Balance Sheet Data:
Total assets	$10,310	$9,908	$9,810	$8,544	$7,794
Short-term debt	—	—	457	3,171	2,521
Long-term debt(2)	3,390	3,390	3,565	2,825	2,514
MidAmerican Funding member's equity	3,673	3,428	3,081	86	—
Note payable to affiliate	14	254	59	33	3
Noncontrolling interests	28	31	31	31	31

(1)
Net income for 2010 and 2009 reflect $61 million and $55 million, respectively, of income tax benefits recognized for changes in MidAmerican Energy's tax accounting methods used to determine current income tax deductions. Refer to Note 13 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K. Net income for 2006 reflects a $19 million reduction of income taxes due to the resolution of a potential tax matter and after-tax gains totaling $30 million on the sales and restructurings of a number of MidAmerican Funding's nonstrategic, passive investments.

(2)	Includes current portion.

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

The following is management's discussion and analysis of certain significant factors that have affected the consolidated financial condition and results of operations of MidAmerican Funding and its subsidiaries and MidAmerican Energy and its subsidiary as presented in this joint filing. Information in Management's Discussion and Analysis ("MD&A") related to MidAmerican Energy, whether or not segregated, also relates to MidAmerican Funding. Information related to other subsidiaries of MidAmerican Funding pertains only to the discussion of the financial condition and results of operations of MidAmerican Funding. Where necessary, discussions have been segregated under the heading "MidAmerican Funding" to allow the reader to identify information applicable only to MidAmerican Funding. Explanations include management's best estimate of the impact of weather, customer growth and other factors. This discussion should be read in conjunction with Item 6 of this Form 10-K and the historical Consolidated Financial Statements and Notes to Consolidated Financial Statements in Item 8 of this Form 10-K. MidAmerican Energy's and MidAmerican Funding's actual results in the future could differ significantly from the historical results.

Results of Operations

Overview

MidAmerican Energy -

MidAmerican Energy's earnings on common stock for 2010 was $357 million, an increase of $8 million, or 2%, compared to $349 million for 2009, while operating income decreased $9 million for 2010 compared to 2009. Electric retail gross margin improved due to hotter weather during the 2010 cooling season, improved economic conditions in the service territory and a lower average cost of energy due in part to reduced costs of purchased energy. Operating expenses increased compared to 2009 due to greater maintenance expense related to significant emergency storm restoration in 2010, higher depreciation expense as a result of utility plant additions, and higher property taxes due in part to a statutory accretion of the assessed value of wind-powered generating facilities. Income tax benefits increased due to $21 million of income tax benefits for changes related to the tax capitalization policy for overhead costs and repairs deductions.

MidAmerican Energy's earnings on common stock improved $7 million, or 2%, to $349 million for 2009 compared to $342 million for 2008. The increase was primarily due to $55 million of income tax benefits recognized in 2009 for a change in the tax accounting method determining current income tax deductions for certain electric utility asset repairs. Additionally, income taxes for 2009 decreased compared to 2008 due to the benefits of additional production tax credits in 2009 and the effects of ratemaking, both of which were driven predominantly by the addition of wind-powered generating facilities in 2008. Operating income decreased $119 million for 2009 compared to 2008 due in large part to weak economic conditions and mild weather in 2009, which lowered demand for electricity causing prices and volumes for electric wholesale sales and sales volumes for electric retail customers to decrease compared to 2008. These decreases were partially offset by a lower average cost of energy in 2009 due in part to reduced costs of purchased energy and the addition of wind-powered generating facilities in 2008. As a result of the increase in wind-powered generation plant, depreciation expense increased compared to 2008. Maintenance expense decreased for 2009 due to significant emergency storm restoration in 2008.

MidAmerican Funding -

Net income attributable to MidAmerican Funding for 2010 was $340 million, an increase of $13 million, or 4%, compared to 2009. Net income attributable to MidAmerican Funding for 2009 was $327 million, an increase of $10 million, or 3%, compared to $317 million for 2008. The increases were due primarily to the improvements in MidAmerican Energy's earnings.

Regulated Electric Gross Margin

	2010	2009	Change		2009	2008	Change
Gross margin (in millions):
Operating revenue	$1,779	$1,715	$64	4%	$1,715	$2,030	$(315)	(16)%
Less - cost of fuel, energy and capacity	566	522	44	8	522	743	(221)	(30)
Electric gross margin	$1,213	$1,193	$20	2	$1,193	$1,287	$(94)	(7)

Sales (Gigawatt hours (“GWh”)):
Retail	21,710	20,185	1,525	8%	20,185	20,928	(743)	(4)%
Wholesale	13,130	13,424	(294)	(2)	13,424	15,133	(1,709)	(11)
Total	34,840	33,609	1,231	4	33,609	36,061	(2,452)	(7)

Electric gross margin for 2010 increased $20 million compared to 2009. Retail gross margin increased $107 million primarily due to an 8% improvement in sales volumes as a result of warmer than normal summer temperatures in 2010 compared to cooler than normal summer temperatures in 2009, improved economic conditions in the service territory and customer growth. Additionally, a lower cost of purchased electricity for retail sales, due in part to the expiration of an electric capacity purchase agreement with the Nebraska Public Power District, contributed to the improvement in retail gross margin. Recovery of electric demand-side management ("DSM") program costs increased $6 million compared to 2009. Changes in the recovery of DSM program costs are matched by changes in other operating expenses. Wholesale gross margin decreased a total of $87 million due to a $26 million decrease from a lower average sales price, a $56 million decrease from a higher average cost of fuel, energy and capacity, and a $5 million reduction from the decrease in sales volumes mostly as a result of greater retail energy requirements reducing capacity available for wholesale purposes.

Electric gross margin for 2009 decreased $94 million compared to 2008. Wholesale gross margin decreased a total of $105 million due to a $202 million decrease from a lower average sales price, partially offset by a $132 million increase from a lower average cost of fuel, energy and capacity, and a $35 million reduction due to the decrease in wholesale sales volumes as a result of the economy's downward pressure on prices and demand for electricity in the wholesale market in 2009. Wholesale includes sales of energy to markets operated by regional transmission organizations, other utilities, municipalities and energy marketing companies. Retail gross margin increased $11 million compared to 2008 principally due to a reduction in the average cost of purchased electricity and natural gas and less energy produced with natural gas. Customer growth also contributed to the increase in retail gross margin. The positive impact of these factors was significantly offset by a reduction in sales to industrial customers as a result of the economic conditions during 2009 and in sales to other retail customers due to the effects of milder temperatures in the service territory during 2009. Recovery of electric DSM program costs increased $9 million compared to 2008 and was offset by higher operating expenses. Income from the sales of renewable energy credits decreased $6 million compared to 2008 due to significantly lower market prices.

Regulated Gas Gross Margin

	2010	2009	Change		2009	2008	Change
Gross margin (in millions):
Operating revenue	$852	$857	$(5)	(1)%	$857	$1,377	$(520)	(38)%
Less - cost of gas sold	602	611	(9)	(1)	611	1,128	(517)	(46)
Gas gross margin	$250	$246	$4	2	$246	$249	$(3)	(1)

Sales (000's decatherms ("Dths")):
Retail	79,916	82,954	(3,038)	(4)%	82,954	88,264	(5,310)	(6)%
Wholesale	32,201	38,401	(6,200)	(16)	38,401	43,908	(5,507)	(13)
Total	112,117	121,355	(9,238)	(8)	121,355	132,172	(10,817)	(8)

Regulated gas revenue includes PGAs through which MidAmerican Energy is allowed to recover the cost of gas sold from its retail gas utility customers. Consequently, fluctuations in the cost of gas sold do not directly affect gross margin or net income because regulated gas revenue reflects comparable fluctuations through the PGAs.

MidAmerican Energy's average per-unit cost of gas sold increased 7% for 2010 compared to 2009, resulting in a $38 million increase in gas revenue and cost of gas sold, which was more than offset by an 8% decrease in sales volumes resulting in lower gas revenue and cost of gas sold. A small decrease in gas gross margin due to lower retail sales volumes was offset by an increase in transportation revenue. Recovery of gas DSM program costs for 2010 increased gas revenue by $4 million compared to 2009. Changes in the recovery of DSM program costs are matched by changes in other operating expenses.

MidAmerican Energy's average per-unit cost of gas sold decreased 41% for 2009 compared to 2008, resulting in a $425 million decrease in gas revenue and cost of gas sold. Additionally, 8% lower sales volumes due primarily to milder temperatures during 2009 reduced gas revenue and cost of gas sold compared to 2008, resulting in a $9 million decrease in gas gross margin. Recovery of gas DSM program costs for 2009 increased gas revenue by $6 million compared to 2008 and was offset by higher operating expenses.

Regulated Operating Expenses

Other operating expenses of $421 million for 2010 increased $4 million compared to 2009 reflecting a $10 million increase in DSM program costs, which was matched by an increase in related revenue, offset partially by a $4 million decrease in healthcare benefit costs and the impact of cost reductions.

Other operating expenses of $417 million for 2009 decreased $5 million compared to 2008 due to an $8 million decrease in customer accounts expense primarily from efficiencies of a recently implemented automated meter reading system, a $6 million decrease in pension and other postretirement costs, and the impact of cost containment efforts. The decreases were partially offset by a $15 million increase in DSM program costs, which was matched by an increase in related revenue.

Maintenance expense of $204 million for 2010 increased $21 million compared to 2009 due primarily to a $12 million increase in costs for emergency response and restoration as a result of greater storm damage in 2010. Additionally, greater maintenance costs for electric distribution, the Quad Cities Station and fossil-fueled generating facilities contributed to the increase.

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

Depreciation and amortization expense of $344 million for 2010 increased $9 million compared to 2009. For 2009, depreciation and amortization expense of $335 million increased $54 million compared to 2008. The increases were due to additional plant in service, including wind-powered generating facilities placed in service in 2008.

Property and other taxes expense of $112 million for 2010 increased $7 million compared to 2009 due primarily to higher Iowa property taxes as a result of the statutory phase-in of wind-powered generation facility assessments, which increase by 5% annually from the year each facility is placed in-service to 30% in year seven.

Nonregulated Gross Margin

MidAmerican Energy -

	2010	2009	Change		2009	2008	Change
MidAmerican Energy (in millions):
Nonregulated operating revenue	$1,179	$1,121	$58	5%	$1,121	$1,293	$(172)	(13)%
Less - nonregulated cost of sales	1,076	1,025	51	5	1,025	1,212	(187)	(15)
Nonregulated gross margin	$103	$96	$7	7	$96	$81	$15	19

Nonregulated electric retail sales (GWh)	11,339	10,330	1,009	10	10,330	9,374	956	10

Nonregulated gas sales (000's Dths)	39,694	42,109	(2,415)	(6)	42,109	48,407	(6,298)	(13)

MidAmerican Energy's nonregulated gross margin for 2010 increased $7 million compared to 2009, while nonregulated gross margin for 2009 increased $15 million compared to 2008. The following table presents the margins related to various nonregulated activities (in millions):

	2010	2009	2008

Nonregulated electric	$91	$76	$58
Nonregulated gas	5	10	9
Income sharing arrangements under regulated gas tariffs	2	5	9
Incentive gas supply procurement program award	1	1	1
Other	4	4	4
	$103	$96	$81

Nonregulated revenue and cost of sales for 2010 increased compared to 2009 due to increases in nonregulated electric sales volumes and the average price and cost for nonregulated gas sales, partially offset by decreases in the average price and cost for nonregulated electric sales and lower nonregulated gas sales volumes. Nonregulated electric gross margin improved due to the increase in sales volumes and higher average margins per unit sold. Nonregulated gas gross margin decreased primarily as a result of a lower average margin per unit sold.

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

Nonregulated operations also include earnings from sharing arrangements under applicable state regulations and tariffs filed with the Iowa Utilities Board ("IUB") and the South Dakota Public Utilities Commission ("SDPUC") for MidAmerican Energy's regulated natural gas operations. Under these arrangements, MidAmerican Energy is allowed to keep a portion of the benefits of gas sales for resale and capacity release transactions. The decreases in related income since 2008 are primarily due to reduced price arbitrage opportunities as a result of new natural gas pipeline capacity introduced in recent years. MidAmerican Energy also has an Incentive Gas Supply Procurement Program ("IGSPP") in Iowa and a similar program in South Dakota, under which it can receive awards for successful performance of gas supply procurement. Under the IGSPP, if MidAmerican Energy's cost of gas varies from an established reference price range, then the savings or cost is shared between customers and shareholders. The IGSPP and the South Dakota program extend through October 31, 2013.

Non-Operating Income

MidAmerican Energy -

MidAmerican Energy's non-operating income decreased $9 million for 2010 compared to 2009 due to an $8 million impairment loss for an asset held for sale in 2010, a $2 million decrease due to gains on the sales of property in 2009 and a $2 million decrease in income from corporate-owned life insurance policies due to fluctuations in the capital markets. These decreases were partially offset by a $4 million increase in allowance for equity funds as a result of lower short-term borrowings during 2010.

Non-operating income decreased $12 million for 2009 compared to 2008 primarily due to a decrease in allowance for equity funds as a result of higher short-term borrowings during 2009 and a decrease in construction work in progress compared to 2008. The decrease in construction work in progress was due to wind-powered generating facilities being constructed in 2008. The decrease in allowance for equity funds for 2009 was partially offset by a $10 million increase in income from corporate-owned life insurance policies as a result of improvement in the capital markets and gains on the sales of property in 2009. Additionally, non-operating income for 2008 includes a $5 million loss due to an other-than-temporary impairment of a portion of MidAmerican Energy's investment in auction rates securities.

MidAmerican Funding -

Other, net for 2010 reflects $5 million of income from the reduction of environmental contingencies related to MidAmerican Funding's past divestiture of an oil and gas company for which MidAmerican Funding has determined its future liability is no longer probable.

Fixed Charges

MidAmerican Energy -

Allowance for borrowed funds decreased $15 million for 2009 due to a decrease in construction work in progress compared to 2008.

MidAmerican Funding -

In February 2009, MidAmerican Funding repaid $175 million of 6.339% Senior notes, which reduced its interest on long-term debt for 2009.

Income Tax (Benefit) Expense

MidAmerican Energy -

MidAmerican Energy's income tax benefit increased $22 million to $49 million for 2010 compared to 2009, and income tax expense decreased $153 million to a benefit of $27 million for 2009 compared to 2008 with effective tax rates of (16)%, (8)% and 27% for 2010, 2009 and 2008, respectively.

MidAmerican Energy's income tax expense for 2010 decreased compared to 2009 principally due to higher accelerated income tax benefits related to changes in the tax accounting methods used to determine current deductibility of certain utility costs, as well as higher current-year deductions for those costs, the benefit of additional production tax credits and lower pre-tax income. Income tax expense for 2009 decreased compared to 2008 primarily due to a change in the tax accounting method, as well as lower pre-tax income, the effects of ratemaking and the benefit of additional production tax credits.

MidAmerican Energy changed the methods by which it determines current income tax deductions for administrative and general costs ("A&G Deduction") and repair costs ("Repairs Deduction") related to certain of its regulated utility assets. The changes result in current deductibility for those costs, which are capitalized for book purposes. MidAmerican Energy was allowed to retroactively apply the method changes and deduct the related prior years' costs on the tax return that includes the year of the change. State utility rate regulation in Iowa requires that the tax effect of certain temporary differences such as these be flowed through immediately to customers. Therefore, amounts that would otherwise have been recognized in income tax expense have been included as changes in regulatory assets. This treatment of such temporary differences impacts income tax expense and effective tax rates from year to year. Accordingly, MidAmerican Energy's A&G Deduction computed for tax years prior to 2010 resulted in the recognition of $44 million of net tax benefits in earnings for 2010. Additionally, earnings for 2010 reflect $17 million of net tax benefits recognized in connection with the Repairs Deduction for tax years prior to 2010 related to MidAmerican Energy's regulated natural gas utility assets and certain regulated electric utility assets. The Repairs Deduction for tax years prior to 2009 related to the majority of MidAmerican Energy's regulated electric utility assets resulted in the recognition of $55 million of net tax benefits in earnings for 2009. Regulatory assets increased $88 million and $95 million for the 2010 and 2009 method changes, respectively, in recognition of MidAmerican Energy's ability to recover increased tax expense when such temporary differences reverse.

The ongoing impact of these method changes and certain other temporary differences is included as an effect of ratemaking. Accordingly, greater current year Repairs and A&G Deductions in 2010 decreased the effective tax rate compared to 2009, and the ongoing impact of the electric Repairs Deduction in 2009 and greater tax depreciation in 2009, due primarily to the addition of wind-powered generation facilities in the fourth quarter of 2008, decreased the effective tax rate compared to 2008.

Federal law provides for federal production tax credits for energy produced by renewable electricity generating facilities, including wind-powered generation for ten years after the in-service date. An increase in MidAmerican Energy's wind-powered generation in 2010 resulted in $9 million of additional production tax credits compared to 2009. MidAmerican Energy's income taxes for 2009 include $24 million of additional production tax credits compared to 2008 due to significant additions of wind-powered generation during 2008.

MidAmerican Funding -

MidAmerican Funding's income tax benefit increased $18 million to $61 million for 2010 compared to 2009, and income tax expense decreased $150 million to a benefit of $43 million for 2009 compared to 2008 with effective tax rates of (22)%, (15)% and 25% for 2010, 2009 and 2008, respectively, for the reasons noted above.

Liquidity and Capital Resources

As of December 31, 2010, MidAmerican Energy's total net liquidity available was $658 million consisting of $203 million of cash and cash equivalents and $650 million of revolving credit facilities reduced by $195 million of the revolving credit facilities reserved to support MidAmerican Energy's variable-rate tax-exempt bond obligations. As of December 31, 2010, MidAmerican Funding's total net liquidity available was $662 million, including MHC's $4 million revolving credit facility.

In September 2010, the President signed the Small Business Jobs Act into law, extending retroactively to January 1, 2010, the 50% bonus depreciation for qualifying property purchased and placed in-service in 2010. In December 2010, the President signed the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 into law, which provided for 100% bonus depreciation for qualifying property purchased and placed in-service after September 8, 2010. As a result of the new laws, MidAmerican Energy's December 31, 2010, tax provision reflected bonus depreciation on qualifying assets placed in-service during 2010. Accordingly, MidAmerican Energy's receivable for income taxes increased to $125 million as of December 31, 2010.

Cash Flows From Operating Activities

MidAmerican Energy's net cash flows from operating activities were $831 million, $959 million and $715 million for 2010, 2009 and 2008, respectively. MidAmerican Funding's net cash flows from operating activities were $810 million, $940 million and $689 million for 2010, 2009 and 2008, respectively. The decrease in operating cash flows was predominantly the result of a reduction in income tax receipts due to the timing of collections primarily related to the tax accounting method changes, lower cash collateral recoveries for derivative positions and an increase in employer contributions to MidAmerican Energy's pension benefit plan. The increase in operating cash flows for 2009 was principally due to higher income tax receipts resulting from the tax accounting method changes, lower pre-tax income, additional production tax credits and greater tax depreciation on increased capital additions in 2009. Additionally, a return of cash collateral posted for derivative positions and reduced working capital requirements as a result of lower gas prices contributed to the increase in net cash flows from operating activities for 2009.

Cash Flows From Investing Activities

MidAmerican Energy's net cash flows used in investing activities were $(336) million, $(423) million and $(1.477) billion for 2010, 2009 and 2008, respectively. MidAmerican Funding's net cash flows used in investing activities were $(336) million, $(424) million and $(1.477) billion for 2010, 2009 and 2008, respectively. Net cash flows from investing activities consist almost entirely of utility construction expenditures, which decreased for 2010 due principally to payments in 2009 related to the construction of wind-powered generating facilities placed in service in 2008 and a scrubber project at a generating facility in 2009.
The decrease in utility construction expenditures for 2009 compared to 2008 is due to the construction of wind-powered generating facilities in 2008. During 2008, MidAmerican Energy placed into service 623 MW (nominal ratings) of wind-powered generation capacity in Iowa. MidAmerican Energy continues to pursue additional cost effective wind-powered generation capacity. Purchases and proceeds related to available-for-sale securities consist of activity within the Quad Cities nuclear decommissioning trusts.

Cash Flows From Financing Activities

MidAmerican Energy's net cash flows from financing activities were $(379) million, $(458) million and $760 million for 2010, 2009 and 2008, respectively. MidAmerican Funding's net cash flows from financing activities were $(359) million, $(438) million and $786 million for 2010, 2009 and 2008, respectively. In 2010, MidAmerican Energy paid common dividends to MHC totaling $375 million. In 2009, MidAmerican Energy repaid $457 million of short-term debt borrowings due to the improvement in cash flows from operating activities and lower requirements for utility construction expenditures. MidAmerican Energy's sources of cash for 2008 consisted of proceeds from the issuances of long-term debt totaling $451 million and $371 million of cash received from short-term debt borrowings. In 2010, MidAmerican Funding paid $240 million through its note payable with MEHC, compared to receiving $195 million in 2009 and $26 million in 2008, and paid common dividends to MEHC totaling $114 million. In 2009, MidAmerican Funding repaid $175 million of 6.339% Senior notes.

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

In conjunction with the March 1999 merger, MidAmerican Energy committed to the IUB to use commercially reasonable efforts to maintain an investment grade rating on its long-term debt and to maintain its common equity level above 42% of total capitalization unless circumstances beyond its control result in the common equity level decreasing to below 39% of total capitalization. MidAmerican Energy must seek the approval of the IUB of a reasonable utility capital structure if MidAmerican Energy's common equity level decreases below 42% of total capitalization, unless the decrease is beyond the control of MidAmerican Energy. MidAmerican Energy is also required to seek the approval of the IUB if MidAmerican Energy's equity level decreases to below 39%, even if the decrease is due to circumstances beyond the control of MidAmerican Energy. If MidAmerican Energy's common equity level were to drop below the required thresholds, MidAmerican Energy's ability to issue debt could be restricted. As of December 31, 2010, MidAmerican Energy's common equity ratio was 51% computed on a basis consistent with its commitment. As a result of MidAmerican Energy's regulatory commitment to maintain its common equity above certain thresholds, MidAmerican Energy could dividend $836 million as of December 31, 2010, without falling below 42%, and MidAmerican Funding had restricted net assets of $2.1 billion.

MidAmerican Funding or one of its subsidiaries, including MidAmerican Energy, may from time to time seek to retire its outstanding debt through cash purchases in the open market, privately negotiated transactions or otherwise. Any debt securities repurchased by MidAmerican Funding or one of its subsidiaries may be reissued or resold by MidAmerican Funding or one of its subsidiaries from time to time and will depend on prevailing market conditions, the issuing company's liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

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

Utility Construction Expenditures

MidAmerican Energy's primary need for capital is utility construction expenditures. Capital expenditure needs are reviewed regularly by management and may change significantly as a result of these reviews, which may consider, among other factors, changes in rules and regulations, including environmental and nuclear, changes in income tax laws, general business conditions, load projections, system reliability standards, the cost and efficiency of construction labor, equipment and materials, and the cost and availability of capital. Expenditures for compliance-related items such as pollution-control technologies, replacement generation, nuclear decommissioning and associated operating costs are generally incorporated into MidAmerican Energy's regulated retail rates.

Forecasted capital expenditures for the years ended December 31 are as follows (in millions):

	2011	2012	2013
Forecasted capital expenditures(1):
Construction and other development projects	$399	$534	$856
Operating projects	282	210	244
Total	$681	$744	$1,100

(1)	Excludes amounts for non-cash equity allowance for funds used during construction and payables.

MidAmerican Energy continues to evaluate additional cost effective wind-powered generation. In December 2009, the IUB issued an Order approving, subject to conditions, a settlement agreement between MidAmerican Energy and the Iowa Office of Consumer Advocate in conjunction with MidAmerican Energy's ratemaking principles application to construct up to 1,001 MW (nominal ratings) of additional wind-powered generation in Iowa through 2012. Wind-powered generation projects under this agreement are authorized to earn a 12.2% return on equity in any future Iowa rate proceeding.

MidAmerican Energy is constructing of 593 MW of wind-powered generation that it expects to place in service in 2011. Total costs for these projects, excluding non-cash equity allowance for funds used during construction, are estimated to be $1.0 billion, with the payment of approximately half of those costs deferred until late in 2013.

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

MidAmerican Energy is currently evaluating a number of transmission development projects within the MISO footprint in Iowa and Illinois. MidAmerican Energy has submitted to the MISO for its consideration several "Multi-Value Projects" totaling approximately $600 million in capital costs, for which it expects feedback by the end of 2011. If such projects are approved by the MISO, the bulk of the capital expenditures would occur in the 2015-2018 time frame. While MidAmerican Energy would be the developer of these projects, a significant portion of the revenue requirement associated with the investments would be shared with other MISO participants based on the MISO's cost allocation methodology. Additionally, other MISO participants have similar proposed transmission projects that are in various stages of consideration by the MISO, for which a portion of the revenue requirement would be allocated to MidAmerican Energy based on the MISO's cost allocation process. MidAmerican Energy cannot predict which, if any, of these projects will be approved and proceed with development.

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

Contractual Obligations

MidAmerican Energy and MidAmerican Funding have contractual cash obligations that may affect their financial condition. The following table summarizes the material contractual cash obligations of MidAmerican Energy and MidAmerican Funding as of December 31, 2010, are as follows (in millions):

	Payments Due By Periods
		2012-	2014-	After
	2011	2013	2015	2015	Total
MidAmerican Energy:
Long-term debt	$—	$675	$351	$1,845	$2,871
Interest payments on long-term debt(1)	152	274	214	1,291	1,931
Coal, electricity and natural gas contract commitments(1)	403	435	110	155	1,103
Construction obligations(1)	14	680	—	—	694
Operating leases, easements, maintenance,
service and other commitments(1)	34	21	12	257	324
	603	2,085	687	3,548	6,923

MidAmerican Funding parent:
Long-term debt	200	—	—	325	525
Interest payments on long-term debt(1)	29	45	45	304	423
	229	45	45	629	948
Total contractual cash obligations	$832	$2,130	$732	$4,177	$7,871

(1)	Not reflected on the Consolidated Balance Sheets.

MidAmerican Energy has other types of commitments that relate primarily to construction expenditures (in "Utility Construction Expenditures" section above), asset retirement obligations (Note 11) and residual guarantees on operating leases (Note 14). Refer, where applicable, to the respective referenced note in Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.

Environmental Laws and Regulations

MidAmerican Energy is subject to federal, state and local laws and regulations regarding air and water quality, emissions performance standards, climate change, coal combustion byproducts, hazardous and solid waste disposal, protected species and other environmental matters that have the potential to impact its current and future operations. In addition to imposing continuing compliance obligations, these laws and regulations provide authority to levy substantial penalties for noncompliance including fines, injunctive relief and other sanctions. These laws and regulations are administered by the EPA and various other state and local agencies. All such laws and regulations are subject to a range of interpretation, which may ultimately be resolved by the courts. Environmental laws and regulations continue to evolve, and MidAmerican Energy is unable to predict the impact of the changing laws and regulations on its operations and consolidated financial results. MidAmerican Energy believes it is in material compliance with all applicable laws and regulations. Refer to "Future Uses of Cash" for discussion of MidAmerican Energy's forecasted environmental-related capital expenditures.

Clean Air Standards

The Clean Air Act is a federal law, administered by the EPA, that provides a framework for protecting and improving the nation's air quality and controlling sources of air emissions. The implementation of new standards is generally outlined in State Implementation Plans ("SIPs"). SIPs, which are a collection of regulations, programs and policies to be followed, vary by state and are subject to public hearings and EPA approval. Some states may adopt additional or more stringent requirements than those implemented by the EPA. The major Clean Air Act programs, which most directly affect MidAmerican Energy's operations, are described below.

National Ambient Air Quality Standards

Under the authority of the Clean Air Act, the EPA sets minimum national ambient air quality standards for six principal pollutants, consisting of carbon monoxide, lead, nitrogen oxides, particulate matter, ozone and sulfur dioxide, considered harmful to public health and the environment. Areas that achieve the standards, as determined by ambient air quality monitoring, are characterized as being in attainment, while those that fail to meet the standards are designated as being nonattainment areas. Generally, sources of emissions in a nonattainment area that are determined to contribute to the nonattainment are required to reduce emissions. Most air quality standards require measurement over a defined period of time to determine the average concentration of the pollutant present. Currently, air quality monitoring data indicates that all counties where MidAmerican Energy's major emission sources are located are in attainment of the current national ambient air quality standards.

In January 2010, the EPA proposed a rule to strengthen the national ambient air quality standard for ground level ozone. The proposed rule arises out of legal challenges claiming that the March 2008 rule that reduced the standard from 80 parts per billion to 75 parts per billion was not strict enough. The new rule proposes a standard between 60 and 70 parts per billion. The EPA has delayed issuance of the final ozone standards until July 2011.
In January 2010, the EPA finalized a one-hour air quality standard for nitrogen dioxide at 0.10 part per million. State attainment designations were required to be submitted to the EPA by January 1, 2011, and the EPA must finalize the designations by January 1, 2012.
In June 2010, the EPA finalized a new national ambient air quality standard for sulfur dioxide. Under the new rule, the existing 24-hour and annual standards for sulfur dioxide, which were 140 parts per billion measured over 24 hours and 30 parts per billion measured over an entire year, were replaced with a new one-hour standard of 75 parts per billion. The new rule will utilize a three-year average to determine attainment. The rule will utilize source modeling, in addition to the installation of ambient monitors where sulfur dioxide emissions impact populated areas, with new monitors required to be in-service no later than January 2013. Attainment designations are due by June 2012, with SIPs due by 2014 and final attainment demonstrations by August 2017.
As new, more stringent standards are adopted, the number of counties designated as nonattainment areas is likely to increase. Businesses operating in newly designated nonattainment counties could face increased regulation and costs to monitor or reduce emissions. For instance, existing major emissions sources may have to install reasonably available control technologies to achieve certain reductions in emissions and undertake additional monitoring, recordkeeping and reporting. The construction or modification of facilities that are sources of emissions could become more difficult in nonattainment areas. Until additional monitoring and modeling is conducted, the impacts on MidAmerican Energy cannot be determined.

Clean Air Mercury Rule

The Clean Air Mercury Rule ("CAMR"), issued by the EPA in March 2005, was the United States' first attempt to regulate mercury emissions from coal-fired generating facilities through the use of a market-based cap-and-trade system. The CAMR, which mandated emissions reductions of approximately 70% by 2018, was overturned by the United States Court of Appeals for the District of Columbia Circuit ("D.C. Circuit") in February 2008. The EPA plans to propose a new rule that will require coal-fired generating facilities to reduce mercury emissions by utilizing a mandated "Maximum Achievable Control Technology" standard rather than a cap-and-trade system. In addition to regulating mercury under the new rule, the EPA may regulate other hazardous air pollutants. Under a consent decree, the EPA must issue a proposed rule to regulate mercury emissions by March 2011 and a final rule no later than November 2011. If adopted, the new rule will likely result in incremental costs to install and maintain mercury emissions control equipment at each of MidAmerican Energy's coal-fired generating facilities and would increase the cost of providing service to its customers. Until the EPA issues the proposed and final rules, the impacts on MidAmerican Energy cannot be determined.

Clean Air Interstate Rule and Clean Air Transport Rule

The EPA promulgated the Clean Air Interstate Rule ("CAIR") in March 2005 to reduce emissions of nitrogen oxides and sulfur dioxide, precursors of ozone and particulate matter, from down-wind sources. The CAIR required states in the eastern United States, including Iowa, to reduce emissions by implementing a plan based on a market-based cap-and-trade system, emissions reductions, or both. The CAIR created separate trading programs for nitrogen oxides and sulfur dioxide emissions credits. The nitrogen oxides and sulfur dioxide emissions reductions were planned to be accomplished in two phases, in 2009-2010 and 2015.

In July 2008, a three-judge panel of the D.C. Circuit issued a unanimous decision vacating the CAIR. In December 2008, the D.C. Circuit issued an opinion remanding, without vacating, the CAIR back to the EPA to conduct proceedings to fix the flaws in CAIR consistent with the D.C. Circuit's July 2008 ruling.

In July 2010, the EPA proposed the Clean Air Transport Rule ("Transport Rule"), a replacement of the CAIR, which requires electric generating units in 31 states and the District of Columbia to reduce emissions of nitrogen oxides and sulfur dioxide on a state-by-state basis in accordance with each state's modeled contribution to nonattainment of the ozone and fine particulate standards in downwind states. The emissions reductions required under the Transport Rule are intended only to resolve transported emissions and not to resolve air quality issues in the states where the generation is located. The Transport Rule's emissions reduction requirements are proposed to take place in two phases, with the first phase beginning in 2012 and the second phase beginning in 2014. By 2014, the Transport Rule and other state and EPA actions would reduce power plant nitrogen oxides emissions by 52% and sulfur dioxide emissions by 71% from 2005 levels in covered states. The EPA will administer separate trading programs for nitrogen oxides and sulfur dioxide under the Transport Rule and has identified three potential options for implementation. The EPA's preferred approach allows region-wide trading of annual nitrogen oxides allowances and limited trading of sulfur dioxide allowances. The second approach would allow trading of emissions allowances only between facilities within a state. The final approach would not allow any trading of allowances. Under this approach each emitting facility would be required to meet plant-specific emissions rates. Facilities are required to comply with the CAIR until the Transport Rule is in effect.

MidAmerican Energy is currently required to comply with the CAIR until the Transport Rule is adopted. As a result, MidAmerican Energy has installed emissions controls at some of its generating facilities to comply with the CAIR and purchases nitrogen oxides and sulfur dioxide emissions credits for emissions in excess of allocated allowances. The cost of these credits is subject to market conditions at the time of purchase and historically has not been material. The impact of the Transport Rule cannot be determined until the EPA issues its final rule, which is expected in 2011. It is possible that the existing CAIR or the proposed Transport Rule may be replaced with more stringent requirements to reduce nitrogen oxides and sulfur dioxide emissions.

Regional Haze

The EPA has initiated a regional haze program intended to improve visibility in designated federally protected areas ("Class I areas"). Some of MidAmerican Energy's generating facilities meet the threshold applicability criteria to be eligible units under the Clean Air Visibility Rules. In accordance with the federal requirements, states were required to submit SIPs by December 2007 to demonstrate reasonable progress towards achieving natural visibility conditions in Class I areas by requiring emissions controls, known as best available retrofit technology, on sources constructed between 1962 and 1977 with emissions that are anticipated to cause or contribute to impairment of visibility. Iowa submitted its SIP to the EPA and suggested that the emissions reductions already made by MidAmerican Energy and additional reductions that will be made under the CAIR place the state in the position that no further reductions should be required.

New Source Review

Under existing New Source Review ("NSR") provisions of the Clean Air Act, any facility that emits regulated pollutants is required to obtain a permit from the EPA or a state regulatory agency prior to (a) beginning construction of a new major stationary source of a regulated pollutant or (b) making a physical or operational change to an existing stationary source of such pollutants that increases certain levels of emissions, unless the changes are exempt under the regulations (including routine maintenance, repair and replacement of equipment). In general, projects subject to NSR regulations require pre-construction review and permitting under the Prevention of Significant Deterioration ("PSD") provisions of the Clean Air Act. Under the PSD program, a project that emits threshold levels of regulated pollutants must undergo an analysis to determine the best available control technology and evaluate the most effective emissions controls after consideration of a number of factors. Violations of NSR regulations, which may be alleged by the EPA, states, environmental groups and others, potentially subject a company to material fines and other sanctions and remedies, including installation of enhanced pollution controls and funding of supplemental environmental projects.

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

Numerous changes have been proposed to the NSR rules and regulations over the last several years. In addition to the proposed changes, differing interpretations by the EPA and the courts create risk and uncertainty for entities when seeking permits for new projects and installing emissions controls at existing facilities under NSR requirements. MidAmerican Energy monitors these changes and interpretations to ensure permitting activities are conducted in accordance with the applicable requirements.

Climate Change

The increased global attention to climate change has resulted in significant measures being proposed at the federal level to regulate greenhouse gas ("GHG") emissions. The United States Congress has considered, but has not adopted, comprehensive climate change legislation, which included a market-based cap-and-trade program that was intended to reduce GHG emissions 83% below 2005 levels by 2050.

In December 2009, the EPA published its findings that GHG threaten the public health and welfare and is pursuing regulation of GHG emissions under the Clean Air Act. Additionally, in May 2010, the EPA issued the greenhouse gas "tailoring rule" to address permitting requirements for GHG after determining that GHG are subject to regulation and would trigger Clean Air Act permitting requirements for stationary sources beginning in January 2011. Numerous lawsuits have been filed on both the EPA's endangerment finding and the tailoring rule and are pending in the D.C. Circuit.

MidAmerican Energy supports the implementation of reasonable emissions caps, but opposes trading mechanisms that impose additional costs and do not result in decreased emissions. MidAmerican Energy also believes that any law or regulation should provide a reasonable transition period to allow the phase in of low-carbon generating technologies that will achieve sustainable and cost-effective GHG emissions reduction benefits.

While the debate continues at the federal and international level over the direction of climate change policy, several states have developed or are developing state-specific laws or regional initiatives to report or mitigate GHG emissions. In addition, governmental, non-governmental and environmental organizations have become more active in pursuing climate change related litigation under existing laws.

In September 2009, the EPA issued its final rule regarding mandatory reporting of GHG ("GHG Reporting") beginning January 1, 2010. Under GHG Reporting, suppliers of fossil fuels, manufacturers of vehicles and engines, and facilities that emit 25,000 metric tons or more per year of GHG are required to submit annual reports to the EPA. MidAmerican Energy is subject to this requirement and will submit its first report by March 31, 2011.

MidAmerican Energy is committed to operating in an environmentally responsible manner. Examples of MidAmerican Energy's significant investments in programs and facilities that will mitigate its GHG emissions include:

•
MidAmerican Energy owns the largest portfolio of wind-powered generating capacity in the United States among rate-regulated utilities. As of December 31, 2010, MidAmerican Energy owned 1,284 MW of wind-powered generating capacity at a total cost of $2.3 billion and is constructing 593 MW of wind-powered generation that it expects to place in service in 2011. Additionally, MidAmerican Energy has a long-term purchase power agreement for 113 MW of wind-powered generating capacity.

•
MidAmerican Energy has offered customers a comprehensive set of DSM programs for more than 20 years. The programs assist customers to manage the timing of their usage, as well as to reduce overall energy consumption, resulting in lower utility bills.

The impact of pending federal, regional, state and international accords, legislation, regulation, or judicial proceedings related to climate change cannot be quantified in any meaningful range at this time. New requirements limiting GHG emissions could have a material adverse impact on MidAmerican Energy, the United States and the global economy. Companies and industries with higher GHG emissions, such as utilities with significant coal-fired generating facilities, will be subject to more direct impacts and greater financial and regulatory risks. The impact is dependent on numerous factors, none of which can be meaningfully quantified at this time. These factors include, but are not limited to, the magnitude and timing of GHG emissions reduction requirements; the design of the requirements; the cost, availability and effectiveness of emissions control technology; the price, distribution method and availability of offsets and allowances used for compliance; government-imposed compliance costs; and the existence and nature of incremental cost recovery mechanisms. Examples of how new requirements may impact MidAmerican Energy include:

•
Additional costs may be incurred to purchase required emissions allowances under any market-based cap-and-trade system in excess of allocations that are received at no cost. These purchases would be necessary until new technologies could be developed and deployed to reduce emissions or lower carbon generation is available;

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

•	Operating costs may be higher and unit outputs may be lower;

•	Higher interest and financing costs and reduced access to capital markets may result to the extent that financial markets view climate change and GHG emissions as a financial risk; and

•	Retail sales may be impacted in response to changes in customer demand and requirements to reduce GHG emissions.
MidAmerican Energy expects it will be allowed to recover the prudently incurred costs to comply with climate change requirements.

The impact of events or conditions caused by climate change, whether from natural processes or human activities, could vary widely, from highly localized to worldwide, and the extent to which a utility's operations may be affected is uncertain. Climate change may cause physical and financial risk through, among other things, sea level rise, changes in precipitation and extreme weather events. Consumer demand for energy may increase or decrease, based on overall changes in weather and as customers promote lower energy consumption through the continued use of energy efficiency programs or other means. Availability of resources to generate electricity, such as water for hydroelectric production and cooling purposes, may also be impacted by climate change and could influence MidAmerican Energy's existing and future electricity generating portfolio. These issues may have a direct impact on the costs of electricity production and increase the price customers pay or their demand for electricity.

International Accords

Under the United Nations Framework Convention on Climate Change, adopted in 1992, members of the convention meet periodically to discuss international responses to climate change. To date, the United States has not made a binding reduction commitment as a result of these international discussions.

Federal Legislation

In June 2009, the United States House of Representatives passed the American Clean Energy and Security Act of 2009 ("Waxman-Markey bill"). In addition to a federal renewable portfolio standard, which would have required utilities to obtain a portion of their energy from certain qualifying renewable sources and energy efficiency measures, the bill required a reduction in GHG emissions beginning in 2012, with emissions reduction targets of 3% below 2005 levels by 2012; 17% below 2005 levels by 2020; 42% below 2005 levels by 2030; and 83% below 2005 levels by 2050 under a cap-and-trade program. Similar legislation was introduced in the Senate, but it did not pass.

Greenhouse Gas Tailoring Rule

The EPA finalized the GHG "tailoring rule" in May 2010 requiring new or modified sources of GHG emissions with increases of 75,000 or more tons per year of total GHG to determine the best available control technology for their GHG emissions beginning in January 2011. New or existing major sources will also be subject to Title V operating permit requirements for GHG. Beginning July 1, 2011 through June 30, 2013, new construction projects that emit GHG emissions of at least 100,000 tons per year and modifications of existing facilities that increase GHG emissions by at least 75,000 tons per year will be subject to permitting requirements and facilities that were previously not subject to Title V permitting requirements will be required to obtain Title V permits if they emit at least 100,000 tons per year of carbon dioxide equivalents. Several legal challenges have been filed to the EPA's final GHG tailoring rule in the D.C. Circuit. The EPA issued a GHG best available control technology guidance document in November 2010 in an effort to provide permitting authorities guidance on how to conduct a best available control technology review for GHG. Until the permitting authorities begin to implement the tailoring rule and determine what constitutes best available control technology for GHG, the impacts of the tailoring rule on the Company cannot be fully determined.

Regional and State Activities

Several states have developed state-specific laws or regional legislative initiatives to report or mitigate GHG emissions that are expected to impact MidAmerican Energy including:

•
In Iowa, legislation enacted in 2007 required the Iowa Climate Change Advisory Council ("ICCAC"), a 23-member group appointed by the Iowa governor, to develop scenarios designed to reduce statewide GHG emissions, including one scenario that would reduce emissions by 50% by 2050, and submit its recommendations to the legislature. The ICCAC also developed a second scenario to reduce GHG emissions by 90% with reductions in both scenarios from 2005 emissions levels. In January 2009, the ICCAC presented to the Iowa governor and legislature several policy options to consider to achieve GHG emissions reductions, including enhanced energy efficiency programs and increased renewable generation. No legislation has yet been enacted that would require GHG emissions reductions.

•
In November 2007, the Iowa governor signed the Midwest Greenhouse Gas Accord and the Energy Security and Climate Stewardship Platform for the Midwest. The signatories to the platform were other Midwestern states that agreed to implement a regional cap-and-trade system for GHG emissions. Current advisory group recommendations include the assessment of 2020 emissions reduction targets of 15%, 20% and 25% below 2005 levels and a 2050 target of 60% to 80% below 2005 levels. In addition, the accord calls for the participating states to collectively meet at least 2% of regional annual retail sales of electricity and natural gas through energy efficiency improvements by 2015 and continue to achieve an additional 2% in efficiency improvements every year thereafter.

Greenhouse Gas Litigation
MidAmerican Energy closely monitors ongoing environmental litigation. Many of the pending cases described below relate to lawsuits against industry that attempt to link GHG emissions to public or private harm. MidAmerican Energy believes the cases are without merit, despite recent decisions where United States Court of Appeals reversed district court rulings dismissing the cases in 2009. The lower courts initially refrained from adjudicating the cases under the "political question" doctrine, because of their inherently political nature. Nevertheless, an adverse ruling in any of these cases would likely result in increased regulation of GHG emitters, including MidAmerican Energy's generating facilities, and financial uncertainty.

In September 2009, the United States Court of Appeals for the Second Circuit ("Second Circuit") issued its opinion in the case of Connecticut v. American Electric Power, et al, which remanded to the lower court a nuisance action by eight states and the City of New York against five large utility emitters of carbon dioxide. The United States District Court for the Southern District of New York ("Southern District of New York") dismissed the case in 2005, holding that the claims that GHG emissions from the defendants' coal-fueled generating facilities were causing harmful climate change and should be enjoined as a public nuisance under federal common law presented a "political question" that the court lacked jurisdiction to decide. The Second Circuit rejected this conclusion and stated the Southern District of New York was not precluded from determining the case on its merits. In December 2010, the United States Supreme Court agreed to hear the case on appeal from the Second Circuit.

In October 2009, a three judge panel in the United States Court of Appeals for the Fifth Circuit ("Fifth Circuit") issued its opinion in the case of Ned Comer, et al. v. Murphy Oil USA, et al., a putative class action lawsuit against insurance, oil, coal and chemical companies, based on claims that the defendants' GHG emissions contributed to global warming that in turn caused a rise in sea levels and added to the ferocity of Hurricane Katrina, which combined to damage the plaintiff's private property, as well as public property. In 2007, the United States District Court for the Southern District of Mississippi ("Southern District of Mississippi") dismissed the case based on the lack of standing and further held that the claims were barred by the political question doctrine. In March 2010, the full court of the Fifth Circuit agreed to rehear the case; however, in May 2010, the Fifth Circuit dismissed the appeal for failure to have a quorum, resulting in the Southern District of Mississippi's decision, holding that property owners did not have standing to sue for climate change and that climate change was a political question for the United States Congress, standing as good law. The plaintiffs filed a petition asking the United States Supreme Court to direct the Fifth Circuit to reinstate the appeal and return it to the original panel. In January 2011, the United States Supreme Court denied the request, resulting in the original dismissal of the case to stand.

In October 2009, the United States District Court for the Northern District of California ("Northern District of California") granted the defendants' motions to dismiss in the case of Native Village of Kivalina v. ExxonMobil Corporation, et al. The plaintiffs filed their complaint in February 2008, asserting claims against 24 defendants, including electric generating companies, oil companies and a coal company, for public nuisance under state and federal common law based on the defendants' GHG emissions. MEHC was a named defendant in the Kivalina case. The Northern District of California dismissed all of the plaintiffs' federal claims, holding that the court lacked subject matter jurisdiction to hear the claims under the political question doctrine, and that the plaintiffs lacked standing to bring their claims. The Northern District of California declined to hear the state law claims and the case was dismissed without prejudice to their future presentation in an appropriate state court. In November 2009, the plaintiff's appealed the case to the Ninth Circuit Court of Appeals where briefing has been completed, but the case has not yet been scheduled for oral argument.

Water Quality Standards

The federal Water Pollution Control Act ("Clean Water Act") establishes the framework for maintaining and improving water quality in the United States through a program that regulates, among other things, discharges to and withdrawals from waterways. The Clean Water Act requires that cooling water intake structures reflect the "best technology available for minimizing adverse environmental impact" to aquatic organisms. In July 2004, the EPA established significant new technology-based performance standards for existing electric generating facilities that take in more than 50 million gallons of water per day. These rules are aimed at minimizing the adverse environmental impacts of cooling water intake structures by reducing the number of aquatic organisms lost as a result of water withdrawals. In response to a legal challenge to the rule, in January 2007, the Second Circuit remanded almost all aspects of the rule to the EPA, without addressing whether companies with cooling water intake structures were required to comply with these requirements. On appeal from the Second Circuit, in April 2009, the United States Supreme Court ruled that the EPA permissibly relied on a cost-benefit analysis in setting the national performance standards regarding "best technology available for minimizing adverse environmental impact" at cooling water intake structures and in providing for cost-benefit variances from those standards as part of the §316(b) Clean Water Act Phase II regulations. The United States Supreme Court remanded the case back to the Second Circuit to conduct further proceedings consistent with its opinion. Compliance and the potential costs of compliance, therefore, cannot be ascertained until such time as the Second Circuit takes action or further action is taken by the EPA. Currently, all of MidAmerican Energy's coal-fired generating facilities, except Louisa, Ottumwa and Walter Scott, Jr. Unit 4, which have water cooling towers, exceed the 50 million gallons of water per day intake threshold. In the event that MidAmerican Energy's existing intake structures require modification or alternative technology required by new rules, expenditures to comply with these requirements could be significant. MidAmerican Energy believes that it currently has, or has initiated the process to receive, all required water quality permits.

Coal Combustion Byproduct Disposal

In December 2008, an ash impoundment dike at the Tennessee Valley Authority's Kingston power plant collapsed after heavy rain, releasing a significant amount of fly ash and bottom ash, coal combustion byproducts, and water to the surrounding area. In light of this incident, federal and state officials have called for greater regulation of the storage and disposal. of coal combustion byproducts. In May 2010, the EPA released a proposed rule to regulate the management and disposal of coal combustion byproducts presenting two alternatives to regulation under the Resource Conservation and Recovery Act ("RCRA"). Under the first option, coal combustion byproducts would be regulated as special waste under RCRA Subtitle C and the EPA would establish requirements for coal combustion byproducts from the point of generation to disposition, including the closure of disposal units. Alternatively, the EPA is considering regulation under RCRA Subtitle D under which it would establish minimum nationwide standards for the disposal of coal combustion byproducts. Under both options, surface impoundments utilized for coal combustion byproducts would have to be cleaned and closed unless they could meet more stringent regulatory requirements; in addition, more stringent requirements would be implemented for new ash landfills and expansions of existing ash landfills. MidAmerican Energy operates eight surface impoundments and four landfills that contain coal combustion byproducts. These ash impoundments and landfills may be impacted by the newly proposed regulation, particularly if the materials are regulated as hazardous or special waste under RCRA Subtitle C and could pose significant additional costs associated with ash management and disposal activities at MidAmerican Energy's coal-fired generating facilities. The public comment period closed in November 2010; however, the substance and timing of the final rule is not known. The impact of the proposed regulations on coal combustion byproducts cannot be determined at this time.

Other

Other laws, regulations and agencies to which MidAmerican Energy is subject to include, but are not limited to:

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

In accordance with industry practice, certain wholesale agreements, including derivative contracts, contain provisions that require MidAmerican Energy to maintain specific credit ratings on its unsecured debt from one or more of the three recognized credit rating agencies. These agreements, including derivative contracts, may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance" in the event of a material adverse change in MidAmerican Energy's creditworthiness. These rights can vary by contract and by counterparty. If all credit-risk-related contingent features or adequate assurance provisions for these agreements, including derivative contracts, had been triggered as of December 31, 2010, MidAmerican Energy would have been required to post $283 million of additional collateral. MidAmerican Energy's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors. Refer to Note 6 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for a discussion of MidAmerican Energy's collateral requirements specific to its derivative contracts.

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

MidAmerican Energy is a party to derivative contracts, including over-the-counter derivative contracts. The Reform Act provides for extensive new regulation of over-the-counter derivative contracts and certain market participants, including imposition of mandatory clearing, exchange trading, capital and margin requirements for "swap dealers" and "major swap participants." The Reform Act provides certain exemptions from these regulations for commercial end-users that use derivatives to hedge and manage the commercial risk of their businesses. Although MidAmerican Energy generally does not enter into over-the-counter derivative contracts for purposes unrelated to hedging of commercial risk and does not believe it will be considered a swap dealer or major swap participant, the outcome of the rulemaking proceedings cannot be predicted and, therefore, the impact of the Reform Act on MidAmerican Energy's consolidated financial results cannot be determined at this time.

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

Critical Accounting Estimates

Certain accounting measurements require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized on the Consolidated Financial Statements based on such estimates involve numerous assumptions subject to varying and potentially significant degrees of judgment and uncertainty. Accordingly, the amounts currently reflected on the Consolidated Financial Statements will likely change in the future as additional information becomes available. The following critical accounting estimates are impacted significantly by MidAmerican Energy's methods, judgments and assumptions used in the preparation of the Consolidated Financial Statements and should be read in conjunction with MidAmerican Energy's Summary of Significant Accounting Policies included in Note 2 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

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

MidAmerican Energy continually evaluates the applicability of the guidance for regulated operations and whether its regulatory assets and liabilities are probable of inclusion in future regulated rates by considering factors such as a change in the regulator's approach to setting rates from cost-based ratemaking to another form of regulation, other regulatory actions or the impact of competition, which could limit MidAmerican Energy's ability to recover its costs. Based upon this continuous evaluation, MidAmerican Energy believes the application of the guidance for regulated operations is appropriate and its existing regulatory assets and liabilities are probable of inclusion in future regulated rates. The evaluation reflects the current political and regulatory climate at both the federal and state levels and is subject to change in the future. If it becomes no longer probable that the deferred costs or income will be included in future regulated rates, the related regulatory assets and liabilities will be written off to net income, returned to customers or re-established as accumulated other comprehensive income. Total regulatory assets were $578 million and total regulatory liabilities were $721 million as of December 31, 2010. Refer to Note 4 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding regulatory assets and liabilities.

Goodwill

MidAmerican Funding's Consolidated Balance Sheet as of December 31, 2010 includes goodwill from the acquisition of MHC totaling $1.3 billion. Goodwill is allocated to each reporting unit. MidAmerican Funding evaluates goodwill for impairment at least annually and completed its annual review as of October 31. Additionally, no indicators of impairment were identified as of December 31, 2010. A significant amount of judgment is required in estimating the fair value of a reporting unit and performing goodwill impairment tests. MidAmerican Funding uses a variety of methods to estimate fair value, principally discounted projected future net cash flows. Key assumptions used include, but are not limited to, the use of estimated future cash flows; earnings before interest, taxes, depreciation and amortization multiples; and an appropriate discount rate. Estimated future cash flows are impacted by, among other factors, growth rates, changes in regulations and rates, ability to renew contracts and estimates of future commodity prices. In estimating future cash flows, MidAmerican Funding incorporates current market information, as well as historical factors.

Pension and Other Postretirement Benefits

MidAmerican Energy sponsors defined benefit pension and other postretirement benefit plans that cover the majority of the employees of MEHC and its domestic energy subsidiaries other than PacifiCorp. MidAmerican Energy recognizes the funded status of its defined benefit pension and other postretirement benefit plans on the Consolidated Balance Sheets. Funded status is the fair value of plan assets minus the benefit obligation as of the measurement date. As of December 31, 2010, MidAmerican Energy recognized a net liability totaling $165 million for the under-funded status for its defined benefit pension and other postretirement benefit plans. As of December 31, 2010, amounts not yet recognized as a component of net periodic benefit cost that were included in net regulatory assets totaled $5 million.

The expense and benefit obligations relating to these defined benefit pension and other postretirement benefit plans are based on actuarial valuations. Inherent in these valuations are key assumptions, including discount rates, expected long-term rate of return on plan assets and healthcare cost trend rates. These actuarial assumptions are reviewed annually and modified as appropriate. MidAmerican Energy believes that the assumptions utilized in recording obligations under the plans are reasonable based on prior experience and current market conditions. Refer to Note 12 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for disclosures about MidAmerican Energy's defined benefit pension and other postretirement benefit plans, including the key assumptions used to calculate the funded status and net periodic benefit cost for these plans as of and for the year ended December 31, 2010.

MidAmerican Energy chooses a discount rate based upon high quality fixed-income investment yields in effect as of the measurement date that corresponds to the expected benefit period. The pension and other postretirement benefit liabilities, as well as expenses, increase as the discount rate is reduced.

In establishing its assumption as to the expected long-term rate of return on plan assets, MidAmerican Energy utilizes the expected asset allocation and return assumptions for each asset class based on historical performance and forward-looking views of the financial markets. Pension and other postretirement benefits expense increases as the expected long-term rate of return on plan assets decreases. MidAmerican Energy regularly reviews its actual asset allocations and rebalances its investments to its targeted allocations when considered appropriate.

MidAmerican Energy chooses a healthcare cost trend rate that reflects the near and long-term expectations of increases in medical costs and corresponds to the expected benefit payment periods. The healthcare cost trend rate gradually declines to 5% in 2016 at which point the rate is assumed to remain constant. Refer to Note 12 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for healthcare cost trend rate sensitivity disclosures.

The actuarial assumptions used may differ materially from period to period due to changing market and economic conditions. These differences may result in a significant impact to pension and other postretirement benefits expense and the funded status. If changes were to occur for the following assumptions, the approximate effect on the Consolidated Financial Statements of the total plan before allocations to affiliates would be as follows (in millions):

			Other Postretirement
	Pension Plans		Benefit Plans
	+0.5%	-0.5%	+0.5%	-0.5%

Effect on December 31, 2010 benefit obligations:
Discount rate	$(30)	$32	$(9)	$10

Effect on 2010 periodic benefit cost:
Discount rate	(2)	1	—	—
Expected return on plan assets	(3)	3	(1)	1

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

Income Taxes

In determining MidAmerican Funding's and MidAmerican Energy's income taxes, management is required to interpret complex tax laws and regulations, which includes consideration of regulatory implications imposed by MidAmerican Energy's various regulatory jurisdictions. MidAmerican Funding's and MidAmerican Energy's income tax returns are subject to continuous examinations by federal, state and local tax authorities that may give rise to different interpretations of these complex laws and regulations. Due to the nature of the examination process, it generally takes years before these examinations are completed and these matters are resolved. Assets and liabilities are established for uncertain tax positions taken or positions expected to be taken in income tax returns when such positions are judged to not meet the "more-likely-than-not" threshold based on the technical merits of the position. The tax benefit recognized in the Consolidated Financial Statements from each tax position is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Although the ultimate resolution of their federal, state and local tax examinations is uncertain, each company believes it has made adequate provisions for its tax positions. The aggregate amount of additional tax liabilities that may result from these examinations, if any, is not expected to have a material adverse impact on its consolidated financial results. Refer to Note 13 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding income taxes.

MidAmerican Energy is required to pass income tax benefits related to certain property-related basis differences and other various differences on to its customers in Iowa. These amounts were recognized as a net regulatory asset totaling $491 million as of December 31, 2010, and will be included in regulated rates when the temporary differences reverse. Management believes the existing net regulatory assets are probable of inclusion in regulated rates. If it becomes no longer probable that these costs will be included in regulated rates, the related regulatory asset will be charged to net income.

Revenue Recognition - Unbilled Revenue

Unbilled revenue was $150 million as of December 31, 2010. Revenue from electric and natural gas customers is recognized as electricity or natural gas is delivered or services are provided. The determination of customer billings is based on a systematic reading of meters and fixed reservation charges based on contractual quantities and rates. At the end of each month, amounts of energy provided to customers since the date of the last meter reading are estimated, and the corresponding unbilled revenue is recorded. Factors that can impact the estimate of unbilled energy include, but are not limited to, seasonal weather patterns compared to normal, total volumes supplied to the system, line losses, economic impacts and composition of customer classes. Estimates are reversed in the following month and actual revenue is recorded based on subsequent meter readings. Historically, any differences between the actual and estimated amounts have been immaterial.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

MidAmerican Energy's Consolidated Balance Sheets include assets and liabilities with fair values that are subject to market risks. MidAmerican Energy's significant market risks are primarily associated with commodity prices, interest rates and the extension of credit to counterparties with which it transacts. The following sections address the significant market risks associated with MidAmerican Energy's business activities. MidAmerican Energy has established guidelines for credit risk management. Refer to Notes 2 and 7 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding MidAmerican Energy's contracts accounted for as derivatives.

Commodity Price Risk

MidAmerican Energy is principally exposed to electricity, natural gas, coal and fuel oil commodity price risk as it has an obligation to serve retail customer load in its regulated service territory. MidAmerican Energy also provides nonregulated retail electricity and natural gas services in competitive markets. MidAmerican Energy's load and generating facilities represent substantial underlying commodity positions. Exposures to commodity prices consist mainly of variations in the price of fuel required to generate electricity, wholesale electricity that is purchased and sold, and natural gas supply for regulated and nonregulated retail customers. Commodity prices are subject to wide price swings as supply and demand are impacted by, among many other unpredictable items, weather; market liquidity; generating facility availability; customer usage; storage; and transmission and transportation constraints. MidAmerican Energy does not engage in a material amount of proprietary trading activities. To mitigate a portion of its commodity price risk, MidAmerican Energy uses commodity contracts, which may be accounted for as derivatives, including forwards, futures, options, swaps and other agreements, to effectively secure future supply or sell future production generally at fixed prices. MidAmerican Energy does not hedge all of its commodity price risk, thereby exposing the unhedged portion to changes in market prices. MidAmerican Energy's exposure to commodity price risk is generally limited by its ability to include the costs in regulated rates, which is subject to regulatory lag that occurs between the time the costs are incurred and when the costs are included in regulated rates.

The table that follows summarizes MidAmerican Energy's price risk on commodity contracts accounted for as derivatives, excluding collateral netting of $14 million and $24 million, as of December 31, 2010 and 2009, respectively, and shows the effects of a hypothetical 10% increase and 10% decrease in forward market prices with the expected volumes for these contracts as of that date. The selected hypothetical change does not reflect what could be considered the best or worst case scenarios (dollars in millions):

	Fair Value -	Estimated Fair Value after
	Net Asset	Hypothetical Change in Price
	(Liability)	10% increase	10% decrease
As of December 31, 2010:
Not designated as hedging contracts	$(26)	$(31)	$(21)
Designated as hedging contracts	(33)	4	(70)
Total commodity derivative contracts	$(59)	$(27)	$(91)

As of December 31, 2009:
Not designated as hedging contracts	$19	5	33
Designated as hedging contracts	(62)	(33)	(91)
Total commodity derivative contracts	$(43)	$(28)	$(58)

The majority of MidAmerican Energy's commodity derivative contracts not designated as hedging contracts are recoverable from customers in regulated rates and, therefore, net unrealized gains and losses associated with interim price movements on commodity derivative contracts do not expose the Company to earnings volatility. As of December 31, 2010, a net regulatory asset of $27 million was recorded related to the net derivative liability of $26 million, and as of December 31, 2009, a net regulatory liability of $14 million was recorded related to the net derivative asset of $19 million. For MidAmerican Energy's commodity derivative contracts designated as hedging contracts, net unrealized gains and losses associated with interim price movements on commodity derivative contracts, to the extent the hedge is considered effective, generally do not expose MidAmerican Energy to earnings volatility. The settled cost of these commodity derivative contracts is generally included in regulated rates. Consolidated financial results would be negatively impacted if the costs of wholesale electricity, natural gas or fuel are higher than what is included in regulated rates, including the impacts of adjustment mechanisms.

Interest Rate Risk

MidAmerican Energy and MidAmerican Funding are exposed to interest rate risk on its outstanding variable-rate short- and long-term debt and future debt issuances. MidAmerican Energy and MidAmerican Funding manage interest rate risk by limiting their exposure to variable interest rates primarily through the issuance of fixed-rate long-term debt and by monitoring market changes in interest rates. As a result of the fixed interest rates, the fixed-rate long-term debt does not expose MidAmerican Energy or MidAmerican Funding to the risk of loss due to changes in market interest rates and because fixed-rate long-term debt is not carried at fair value on the Consolidated Balance Sheets, changes in fair value would impact earnings and cash flows only if MidAmerican Energy or MidAmerican Funding were to reacquire all or a portion of these instruments prior to their maturity. Additionally, MidAmerican Energy or MidAmerican Funding may from time to time enter into interest rate derivative contracts, such as interest rate swaps or locks, to mitigate their exposure to interest rate risk. The nature and amount of their short- and long-term debt can be expected to vary from period to period as a result of future business requirements, market conditions and other factors. Refer to Notes 5, 9 and 10 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-K for additional discussion of MidAmerican Energy's and MidAmerican Funding's short- and long-term debt.

As of December 31, 2010 and 2009, MidAmerican Energy had total short- and long-term variable-rate obligations totaling $195 million that expose MidAmerican Energy to the risk of increased interest expense in the event of increases in short-term interest rates. The market risk related to MidAmerican Energy's variable-rate debt as of December 31, 2010, is not hedged. If variable interest rates were to increase by a factor of 10% from December 31 levels, it would not have a material effect on MidAmerican Energy's annual interest. The carrying value of the variable-rate obligations approximates fair value as of December 31, 2010 and 2009.

Credit Risk

MidAmerican Energy extends unsecured credit to other utilities, energy marketing companies, financial institutions and other market participants in conjunction with wholesale energy supply and marketing activities. Credit risk relates to the risk of loss that might occur as a result of nonperformance by counterparties on their contractual obligations to make or take delivery of electricity, natural gas or other commodities and to make financial settlements of these obligations. Credit risk may be concentrated to the extent that one or more groups of counterparties have similar economic, industry or other characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in market or other conditions. In addition, credit risk includes not only the risk that a counterparty may default due to circumstances relating directly to it, but also the risk that a counterparty may default due to circumstances involving other market participants that have a direct or indirect relationship with the counterparty.

MidAmerican Energy analyzes the financial condition of each significant wholesale counterparty before entering into any transactions, establishes limits on the amount of unsecured credit to be extended to each counterparty, and evaluates the appropriateness of unsecured credit limits on an ongoing basis. To mitigate exposure to the financial risks of wholesale counterparties, MidAmerican Energy enters into netting and collateral arrangements, which may include margining and cross-product netting agreements, and obtains third-party guarantees, letters of credit and cash deposits. Counterparties may be assessed interest fees for delayed payments. If required, MidAmerican Energy exercises rights under these arrangements, including calling on the counterparties' credit support arrangement.

During 2010, approximately 84% of MidAmerican Energy's electric wholesale sales revenues resulted from participation in RTOs, including the MISO and the PJM. MidAmerican Energy has potential indirect credit exposure to other market participants in these RTO markets. In the event of a default by a RTO market participant on its market-related obligations, losses are allocated among all other market participants in proportion to each participant's share of overall market activity during the period of time the loss was incurred, diversifying MidAmerican Energy's exposure to credit losses from individual participants. Transactional activities of MidAmerican Energy and other participants in organized RTO markets are governed by credit policies specified in each respective RTO's governing tariff or related business practices. Credit policies of RTO's, which have been developed through extensive stakeholder participation, generally seek to minimize potential loss in the event of a market participant default without unnecessarily inhibiting access to the marketplace. MidAmerican Energy's share of historical losses from defaults by other RTO market participants has not been material. As of December 31, 2010, MidAmerican Energy's aggregate direct credit exposure from electric wholesale marketing counterparties was not material.

Item 8.    Financial Statements and Supplementary Data

MidAmerican Energy Company and Subsidiary

MidAmerican Funding, LLC and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder
MidAmerican Energy Company
Des Moines, Iowa

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of MidAmerican Energy Company and subsidiary (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of operations, cash flows, changes in equity, and comprehensive income for each of the three years in the period ended December 31, 2010. Our audits also included the Company's financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MidAmerican Energy Company and subsidiary as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Des Moines, Iowa
February 28, 2011

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Amounts in millions)

	As of December 31,
	2010	2009
ASSETS
Utility plant, net:
Electric	$9,403	$9,286
Gas	1,214	1,184
	10,617	10,470
Accumulated depreciation and amortization	(3,849)	(3,641)
	6,768	6,829
Construction work in progress	151	114
Total utility plant, net	6,919	6,943
Current assets:
Cash and cash equivalents	203	87
Receivables, net	383	408
Inventories	159	158
Other	110	93
Total current assets	855	746
Other assets:
Investments and nonregulated property, net	490	447
Regulatory assets	578	397
Other	168	74
Total other assets	1,236	918
Total assets	$9,010	$8,607
CAPITALIZATION AND LIABILITIES
Capitalization:
MidAmerican Energy common shareholder's equity	$2,931	$2,929
Preferred securities	27	30
Noncontrolling interests	1	1
Long-term debt, excluding current portion	2,865	2,865
Total capitalization	5,824	5,825
Current liabilities:
Accounts payable	250	259
Taxes accrued	103	97
Interest accrued	44	44
Other	114	90
Total current liabilities	511	490
Other liabilities:
Deferred income taxes	1,368	1,057
Investment tax credits	32	34
Asset retirement obligations	216	205
Regulatory liabilities	721	683
Other	338	313
Total other liabilities	2,675	2,292
Total capitalization and liabilities	$9,010	$8,607

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in millions)

	Years Ended December 31,
	2010	2009	2008
Operating revenue:
Regulated electric	$1,779	$1,715	$2,030
Regulated gas	852	857	1,377
Nonregulated	1,179	1,121	1,293
Total operating revenue	3,810	3,693	4,700

Operating costs and expenses:
Regulated:
Cost of fuel, energy and capacity	566	522	743
Cost of gas sold	602	611	1,128
Other operating expenses	421	417	422
Maintenance	204	183	204
Depreciation and amortization	344	335	281
Property and other taxes	112	105	103
	2,249	2,173	2,881
Nonregulated:
Cost of sales	1,076	1,025	1,212
Other	26	27	20
	1,102	1,052	1,232
Total operating costs and expenses	3,351	3,225	4,113

Operating income	459	468	587

Non-operating income:
Interest and dividend income	1	—	5
Allowance for equity funds	4	—	25
Other, net	(2)	12	(6)
Total non-operating income	3	12	24

Fixed charges:
Interest on long-term debt	155	155	154
Other interest expense	1	3	4
Allowance for borrowed funds	(2)	(1)	(16)
Total fixed charges	154	157	142

Income before income tax expense	308	323	469
Income tax (benefit) expense	(49)	(27)	126

Net income	357	350	343
Preferred dividends	—	1	1

Earnings on common stock	$357	$349	$342

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)

	Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income	$357	$350	$343
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	344	335	281
Provision for deferred income taxes	137	198	206
Changes in other assets and liabilities	32	31	29
Losses from impairment of assets	8	—	5
Other, net	(13)	(2)	(29)
Changes in other operating assets and liabilities:
Receivables, net	25	54	(12)
Inventories	(1)	—	(24)
Derivative collateral, net	6	23	(38)
Accounts payable	(10)	(21)	(46)
Taxes accrued	(56)	(3)	(11)
Other current assets and liabilities	2	(6)	11
Net cash flows from operating activities	831	959	715

Cash flows from investing activities:
Utility construction expenditures	(337)	(438)	(1,471)
Purchases of available-for-sale securities	(80)	(225)	(140)
Proceeds from sales of available-for-sale securities	73	209	139
Decrease (increase) in restricted cash and short-term investments	1	14	(15)
Other, net	7	17	10
Net cash flows from investing activities	(336)	(423)	(1,477)

Cash flows from financing activities:
Dividends paid	(376)	(1)	(1)
Proceeds from long-term debt	—	—	451
Repayments of long-term debt	—	—	(58)
Repurchase of preferred securities	(3)	—	—
Net (repayments of) proceeds from short-term debt	—	(457)	371
Other, net	—	—	(3)
Net cash flows from financing activities	(379)	(458)	760

Net change in cash and cash equivalents	116	78	(2)
Cash and cash equivalents at beginning of year	87	9	11
Cash and cash equivalents at end of year	$203	$87	$9

Supplemental disclosure:
Interest paid, net of amounts capitalized	$151	$154	$137
Income taxes received	$124	$227	$65
Current year utility construction expenditures payable at year end	$29	$27	$95

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in millions)

	MidAmerican Energy Shareholders' Equity
			Accumulated
			Other
			Comprehensive
	Common Stock	Retained Earnings	Income (Loss), Net	Preferred Securities	Noncontrolling Interests	Total Equity

Balance, January 1, 2008	$561	$1,726	$1	$30	$1	$2,319
Net income	—	343	—	—	—	343
Other comprehensive loss	—	—	(61)	—	—	(61)
Preferred dividends	—	(1)	—	—	—	(1)
Balance, December 31, 2008	561	2,068	(60)	30	1	2,600
Net income	—	350	—	—	—	350
Other comprehensive income	—	—	11	—	—	11
Preferred dividends	—	(1)	—	—	—	(1)
Balance, December 31, 2009	561	2,417	(49)	30	1	2,960
Net income	—	357	—	—	—	357
Other comprehensive income	—	—	20	—	—	20
Repurchase of preferred securities	1	—	—	(3)	—	(2)
Common dividends	—	(375)	—	—	—	(375)
Preferred dividends	—	(1)	—	—	—	(1)
Balance, December 31, 2010	$562	$2,398	$(29)	$27	$1	$2,959

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)

	Years Ended December 31,
	2010	2009	2008

Net income	$357	$350	$343

Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) during period-
Before income taxes	4	—	(21)
Income tax (expense) benefit	(2)	—	9
	2	—	(12)
Less realized losses reflected in net income during period-
Before income taxes	—	—	(2)
Income tax benefit	—	—	1
	—	—	(1)
Net unrealized gains (losses)	2	—	(11)

Unrealized gains (losses) on cash flow hedges:
Unrealized losses during period-
Before income taxes	(14)	(77)	(88)
Income tax benefit	6	31	35
	(8)	(46)	(53)
Less realized losses reflected in net income during period-
Before income taxes	(43)	(94)	(6)
Income tax benefit	17	37	3
	(26)	(57)	(3)
Net unrealized gains (losses)	18	11	(50)

Other comprehensive income (loss)	20	11	(61)

Comprehensive income	$377	$361	$282

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CAPITALIZATION
(Amounts in millions, except share amounts)

	As of December 31,
	2010		2009
MidAmerican Energy common shareholder's equity:
Common shares, no par; 350,000,000 authorized; 70,980,203 outstanding	$562		$561
Retained earnings	2,398		2,417
Accumulated other comprehensive loss, net:
Unrealized losses on marketable securities, net of tax of $(6) and $(8)	(9)		(11)
Unrealized losses on cash flow hedges, net of tax of $(14) and $(25)	(20)		(38)
Total common shareholder's equity	2,931	50.3%	2,929	50.3%
Preferred securities (100,000,000 shares authorized):
Cumulative shares outstanding; not subject to mandatory redemption:
$3.30 Series, 49,451 shares	5		5
$3.75 Series, 38,305 shares	4		4
$3.90 Series, 32,630 shares	3		3
$4.20 Series, 22,461 and 47,362 shares	3		5
$4.35 Series, 39,775 and 49,945 shares	4		5
$4.40 Series, 35,697 shares	3		3
$4.80 Series, 49,898 shares	5		5
Total preferred securities	27	0.5%	30	0.5%
Noncontrolling interests	1	—%	1	—%
Long-term debt, excluding current portion:
Variable-rate tax-exempt obligation series (2010- 0.43%, 2009- 0.40%):
Due 2016	34		34
Due 2017	4		4
Due 2023, issued in 1993	7		7
Due 2023, issued in 2008	57		57
Due 2024	35		35
Due 2025	13		13
Due 2038	45		45
Notes:
5.65% Series, due 2012	400		400
5.125% Series, due 2013	275		275
4.65% Series, due 2014	350		350
5.95% Series, due 2017	250		250
5.3% Series, due 2018	350		350
6.75% Series, due 2031	400		400
5.75% Series, due 2035	300		300
5.8% Series, due 2036	350		350
Obligations under capital leases	1		2
Unamortized debt premium and discount, net	(6)		(7)
Total long-term debt, excluding current portion	2,865	49.2%	2,865	49.2%
Total capitalization	$5,824	100.0%	$5,825	100.0%

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    Company Organization

MidAmerican Energy Company ("MidAmerican Energy") is a public utility with electric and natural gas operations and is the principal subsidiary of MHC Inc. ("MHC"). MHC is a holding company that conducts no business other than the ownership of its subsidiaries, which include the following nonregulated subsidiaries: Midwest Capital Group, Inc. and MEC Construction Services Co. MHC is the direct wholly owned subsidiary of MidAmerican Funding, LLC, ("MidAmerican Funding"), which is an Iowa limited liability company with MidAmerican Energy Holdings Company ("MEHC") as its sole member. MEHC is a consolidated subsidiary of Berkshire Hathaway Inc. ("Berkshire Hathaway").

(2)    Summary of Significant Accounting Policies

Basis of Consolidation and Presentation

The Consolidated Financial Statements include the accounts of MidAmerican Energy and the subsidiary in which it holds a controlling financial interest as of the financial statement date. Intercompany accounts and transactions have been eliminated, other than those between rate-regulated operations.

Use of Estimates in Preparation of Financial Statements

The preparation of the Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. These estimates include, but are not limited to, unbilled revenue; valuation of certain financial assets and liabilities, including derivative contracts; effects of regulation; accounting for contingencies, including environmental and regulatory matters; income taxes; asset retirement obligations ("AROs"); and certain assumptions made in accounting for pension and other postretirement benefits. Actual results may differ from the estimates used in preparing the Consolidated Financial Statements.

Accounting for the Effects of Certain Types of Regulation

MidAmerican Energy's utility operations are subject to the regulation of the Iowa Utilities Board ("IUB"), the Illinois Commerce Commission ("ICC"), the South Dakota Public Utilities Commission, and the Federal Energy Regulatory Commission ("FERC"). MidAmerican Energy's accounting policies and the accompanying Consolidated Financial Statements conform to GAAP applicable to rate-regulated enterprises and reflect the effects of the ratemaking process.

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

MidAmerican Energy continually evaluates the applicability of the guidance for regulated operations and whether its regulatory assets and liabilities are probable of inclusion in future regulated rates by considering factors such as a change in the regulator's approach to setting rates from cost-based ratemaking to another form of regulation, other regulatory actions or the impact of competition, which could limit MidAmerican Energy's ability to recover its costs. Based upon this continuous evaluation, MidAmerican Energy believes the application of the guidance for regulated operations is appropriate, and its existing regulatory assets and liabilities are probable of inclusion in future regulated rates. The evaluation reflects the current political and regulatory climate at both the federal and state levels and is subject to change in the future. If it becomes no longer probable that the deferred costs or income will be included in future regulated rates, the related regulatory assets and liabilities will be written off to net income, returned to customers or re-established as accumulated other comprehensive income.

Fair Value Measurements

As defined under GAAP, fair value is the price that would be received to sell an asset or paid to transfer a liability between market participants in the principal market or in the most advantageous market when no principal market exists. Adjustments to transaction prices or quoted market prices may be required in illiquid or disorderly markets in order to estimate fair value. Different valuation techniques may be appropriate under the circumstances to determine the value that would be received to sell an asset or paid to transfer a liability in an orderly transaction. Market participants are assumed to be independent, knowledgeable, able and willing to transact an exchange and not under duress. Nonperformance or credit risk is considered when determining the fair value of liabilities. Considerable judgment may be required in interpreting market data used to develop the estimates of fair value. Accordingly, estimates of fair value presented herein are not necessarily indicative of the amounts that could be realized in a current or future market exchange.

Cash Equivalents

Cash equivalents consist of funds invested in United States Treasury Bills, money market funds and other investments with a maturity of three months or less when purchased. Cash and cash equivalents exclude amounts where availability is restricted by legal requirements, loan agreements or other contractual provisions.

Investments

MidAmerican Energy's management determines the appropriate classifications of investments in debt and equity securities at the acquisition date and reevaluates the classifications at each balance sheet date. Investments that management does not intend to use in current operations are presented as noncurrent on the Consolidated Balance Sheets.

Available-for-sale securities are carried at fair value with realized gains and losses, as determined on a specific identification basis, recognized in earnings and unrealized gains and losses recognized in accumulated other comprehensive income (loss) ("AOCI"), net of tax. Realized and unrealized gains and losses on trust funds related to the nuclear decommissioning of the Quad Cities Generating Station Units 1 and 2 ("Quad Cities Station") are recorded as regulatory liabilities because MidAmerican Energy expects to recover costs for these activities through regulated rates. Held-to-maturity securities are carried at amortized cost, reflecting the ability and intent to hold the securities to maturity.

If in management's judgment a decline in the fair value of an available-for-sale or held-to-maturity investment below cost is other than temporary, the cost of the investment is written down to fair value. Factors considered in judging whether an impairment is other than temporary include: the financial condition, business prospects and creditworthiness of the issuer; the length of time that fair value has been less than cost; the relative amount of the decline; and MidAmerican Energy's ability and intent to hold the investment until the fair value recovers. Impairment losses on equity securities are charged to earnings. With respect to an investment in a debt security, any resulting impairment loss is recognized in earnings if MidAmerican Energy intends to sell or expects to be required to sell the debt security before amortized cost is recovered. If MidAmerican Energy does not expect to ultimately recover the amortized cost basis even if it does not intend to sell the security, the credit loss component is recognized in earnings and any difference between fair value and the amortized cost basis, net of the credit loss, is reflected in other comprehensive income (loss) ("OCI"). For regulated investments, any impairment charge is offset by the establishment of a regulatory asset to the extent recovery in regulated rates is probable.

Allowance for Doubtful Accounts

Receivables are stated at the outstanding principal amount, net of estimated allowances for doubtful accounts. The allowance for doubtful accounts is based on MidAmerican Energy's assessment of the collectibility of amounts owed to it by its customers. This assessment requires judgment regarding the ability of customers to pay or the outcome of any pending disputes. As of December 31, 2010 and 2009, the allowance for doubtful accounts totaled $12 million and $9 million, respectively, and is included in receivables, net on the Consolidated Balance Sheets.

Derivatives

MidAmerican Energy employs a number of different derivative contracts, including forwards, futures, options, swaps and other agreements, to manage price risk for electricity, natural gas and other commodities, and interest rate risk. Derivative contracts are recorded on the Consolidated Balance Sheets as either assets or liabilities and are stated at estimated fair value unless they are designated as normal purchases or normal sales and qualify for the exception afforded by GAAP. Derivative balances reflect offsetting permitted under master netting arrangements with counterparties and cash collateral paid or received under such agreements. Cash collateral received from or paid to counterparties to secure derivative contract assets or liabilities in excess of amounts offset is included in other current assets on the Consolidated Balance Sheets.

Commodity derivatives used in normal business operations that are settled by physical delivery, among other criteria, are eligible for and may be designated as normal purchases and normal sales. Normal purchases or normal sales contracts are not marked to market, and settled amounts are recognized as operating revenue or cost of sales on the Consolidated Statements of Operations.

For MidAmerican Energy's derivatives designated as hedging contracts, MidAmerican Energy formally assesses, at inception and thereafter, whether the hedging contract is highly effective in offsetting changes in the hedged item. MidAmerican Energy formally documents hedging activity by transaction type and risk management strategy.

Changes in the estimated fair value of a derivative contract designated and qualified as a cash flow hedge, to the extent effective, are included on the Consolidated Statements of Changes in Equity as AOCI, net of tax, until the contract settles and the hedged item is recognized in earnings. MidAmerican Energy discontinues hedge accounting prospectively when it has determined that a derivative contract no longer qualifies as an effective hedge, or when it is no longer probable that the hedged forecasted transaction will occur. When hedge accounting is discontinued because the derivative contract no longer qualifies as an effective hedge, future changes in the estimated fair value of the derivative contract are charged to earnings. Gains and losses related to discontinued hedges that were previously recorded in AOCI will remain in AOCI until the contract settles and the hedged item is recognized in earnings, unless it becomes probable that the hedged forecasted transaction will not occur, at which time associated deferred amounts in AOCI will be immediately recognized in earnings.

For MidAmerican Energy's derivatives not designated as hedging contracts, the settled amount is generally included in regulated rates. Accordingly, changes in the fair value of a derivative contract that are probable of inclusion in regulated rates are recorded as net regulatory assets and liabilities. For a derivative contract not probable of inclusion in regulated rates and not designated as a hedging contract, changes in the fair value are recognized in earnings.

Inventories

Inventories consist mainly of materials and supplies, totaling $70 million and $69 million as of December 31, 2010 and 2009, respectively, coal stocks, totaling $64 million and $62 million as of December 31, 2010 and 2009, respectively, and natural gas in storage, totaling $20 million and $21 million as of December 31, 2010 and 2009, respectively. The cost of materials and supplies, coal stocks and fuel oil is determined using the average cost method. The cost of stored natural gas is determined using the last-in-first-out method. With respect to stored natural gas, the replacement cost would be $38 million and $48 million higher as of December 31, 2010 and 2009, respectively.

Utility Plant, Net

General

Additions to utility plant are recorded at cost. MidAmerican Energy capitalizes all construction-related material, direct labor and contract services, as well as indirect construction costs, which include capitalized interest and equity allowance for funds used during construction ("AFUDC"). The cost of major additions and betterments are capitalized, while costs incurred that do not improve or extend the useful lives of the related assets are generally expensed. Additionally, MidAmerican Energy has regulatory arrangements in Iowa in which the carrying cost of certain utility plant is reduced for amounts associated with electric returns on equity exceeding threshold levels. Refer to Note 4 for discussion of MidAmerican Energy's revenue sharing arrangements.

Generally, when MidAmerican Energy retires or sells a component of utility plant, it charges the original cost and any net proceeds from the disposition to accumulated depreciation. Any gain or loss on disposals of nonregulated assets is recorded through earnings.

MidAmerican Energy capitalizes debt and equity AFUDC, which represents the estimated cost of debt and equity funds necessary to finance the construction of its regulated facilities, as a component of utility plant, with offsetting credits to the Consolidated Statements of Operations. AFUDC is computed based on guidelines set forth by the FERC. After construction is completed, MidAmerican Energy is permitted to earn a return on these costs as a component of the related assets, as well as recover these costs through depreciation expense over the useful lives of the related assets.

Depreciation and amortization for MidAmerican Energy's utility operations are computed by applying the composite or straight-line method based on either estimated useful lives or mandated recovery periods as prescribed by its various regulatory authorities. Depreciation studies are completed by MidAmerican Energy to determine the appropriate group lives, net salvage and group depreciation rates. These studies are reviewed and rates are ultimately approved by some of the various regulatory authorities. Net salvage includes the estimated future residual values of the assets and any estimated removal costs recovered through approved depreciation rates. Estimated removal costs are recorded as either a cost of removal regulatory liability or an ARO liability on the Consolidated Balance Sheets, depending on whether the obligation meets the requirements of an ARO. As actual removal costs are incurred, the associated liability is reduced. The average depreciation and amortization rates applied to depreciable utility plant for the years ended December 31 were as follows:

	2010	2009	2008

Electric	3.4%	3.4%	3.3%
Gas	3.0%	3.1%	3.1%

Asset Retirement Obligations

MidAmerican Energy recognizes AROs when it has a legal obligation to perform decommissioning and removal activities upon retirement of an asset. MidAmerican Energy's AROs are primarily related to decommissioning nuclear generation assets. The fair value of an ARO liability is recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made, and is added to the carrying amount of the associated asset, which is then depreciated over the remaining useful life of the asset. Subsequent to the initial recognition, the ARO liability is adjusted for any revisions to the original estimate of undiscounted cash flows (with corresponding adjustments to utility plant) and for accretion of the ARO liability due to the passage of time. The difference between the ARO liability, the corresponding ARO asset included in utility plant and amounts recovered in rates to satisfy such liabilities is recorded as a regulatory asset or liability.

Impairment

MidAmerican Energy evaluates long-lived assets for impairment, including utility plant, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable or the assets are being held for sale. Upon the occurrence of a triggering event, the asset is reviewed to assess whether the estimated undiscounted cash flows expected from the use of the asset plus the residual value from the ultimate disposal exceeds the carrying value of the asset. If the carrying value exceeds the estimated recoverable amounts, the asset is written down to the estimated discounted present value of the expected future cash flows from use of the asset. The impacts of regulation are considered when evaluating the carrying value of regulated assets. For all other assets, any resulting impairment loss is reflected on the Consolidated Statements of Operations.

Revenue Recognition

Revenue from electric and natural gas customers is recognized as electricity or natural gas is delivered or services are provided. Revenue recognized includes unbilled, as well as billed, amounts. As of December 31, 2010 and 2009, unbilled revenue was $150 million and $146 million, respectively, and is included in receivables, net on the Consolidated Balance Sheets.

The determination of revenue from an individual customer is based on a systematic reading of meters and fixed reservation charges based on contractual quantities and rates. At the end of each month, amounts of energy provided to customers since the date of the last meter reading are estimated, and the corresponding unbilled revenue is recorded. Factors that can impact the estimate of unbilled energy include, but are not limited to, seasonal weather patterns compared to normal, total volumes supplied to the system, line losses, economic impacts and composition of customer classes. Estimates are reversed in the following month and actual revenue is recorded based on subsequent meter readings.

All of MidAmerican Energy's regulated retail gas sales are subject to energy adjustment clauses. MidAmerican Energy also has costs that are recovered, at least in part, through bill riders, including demand-side management costs. The clauses and riders allow MidAmerican Energy to adjust the amounts charged for electric and gas service as the related costs change. The costs recovered in revenue through use of the adjustment clauses and bill riders is charged to expense in the same period the related revenue is recognized. At any given time, these costs may be over or under collected from customers. The total under collection included in receivables at December 31, 2010 and 2009, was $30 million and $44 million, respectively.

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

Income Taxes

Berkshire Hathaway includes MEHC and subsidiaries in its United States federal income tax return. Consistent with established regulatory practice, MidAmerican Funding's and MidAmerican Energy's provisions for income tax expense have been computed on a stand-alone basis, and substantially all of their respective currently payable or receivable income taxes are remitted to or received from MEHC.

Deferred tax assets and liabilities are based on differences between the financial statement and tax basis of assets and liabilities using estimated tax rates expected to be in effect for the year in which the differences are expected to reverse. Changes in deferred income tax assets and liabilities that are associated with components of OCI are charged or credited directly to OCI. Changes in deferred income tax assets and liabilities that are associated with income tax benefits related to certain property-related basis differences and other various differences that MidAmerican Energy is required to pass on to its customers in Iowa are charged or credited directly to a regulatory asset or liability. These amounts were recognized as a net regulatory asset totaling $491 million and $336 million as of December 31, 2010 and 2009, respectively, and will be included in regulated rates when the temporary differences reverse. Other changes in deferred income tax assets and liabilities are included as a component of income tax expense. Investment tax credits are generally deferred and amortized over the estimated useful lives of the related properties or as prescribed by various regulatory jurisdictions.

In determining MidAmerican Funding's and MidAmerican Energy's income taxes, management is required to interpret complex tax laws and regulations, which includes consideration of regulatory implications imposed by MidAmerican Energy's various regulatory jurisdictions. MidAmerican Funding's and MidAmerican Energy's income tax returns are subject to continuous examinations by federal, state and local tax authorities that may give rise to different interpretations of these complex laws and regulations. Due to the nature of the examination process, it generally takes years before these examinations are completed and these matters are resolved. Assets and liabilities are established for uncertain tax positions taken or positions expected to be taken in income tax returns when such positions are judged to not meet the "more-likely-than-not" threshold based on the technical merits of the position. The tax benefit recognized in the Consolidated Financial Statements from each tax position is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Although the ultimate resolution of their federal, state and local tax examinations is uncertain, each company believes it has made adequate provisions for its tax positions. The aggregate amount of any additional tax liabilities that may result from these examinations, if any, is not expected to have a material adverse affect on its consolidated financial results. MidAmerican Funding's and MidAmerican Energy's unrecognized tax benefits are primarily included in taxes accrued and other long-term liabilities on their respective Consolidated Balance Sheets. Estimated interest and penalties, if any, related to uncertain tax positions are included as a component of income tax expense on the Consolidated Statements of Operations.

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

(3)    Jointly Owned Utility Facilities

Under joint facility ownership agreements with other utilities, MidAmerican Energy, as a tenant in common, has undivided interests in jointly owned generation and transmission facilities. MidAmerican Energy accounts for its proportionate share of each facility, and each joint owner has provided financing for its share of each facility. Operating costs of each facility are assigned to joint owners based on their percentage of ownership or energy production, depending on the nature of the cost. Operating costs and expenses on the Consolidated Statements of Operations include MidAmerican Energy's share of the expenses of these facilities.

The amounts shown in the table below represent MidAmerican Energy's share in each jointly owned facility as of December 31, 2010 (dollars in millions):

			Accumulated	Construction
	Company	Plant in	Depreciation and	Work in
	Share	Service (1)	Amortization	Progress

Louisa Unit No. 1	88.0%	$732	$347	$1
Walter Scott, Jr. Unit No. 3	79.1	533	249	1
Walter Scott, Jr. Unit No. 4	59.7	444	43	—
Quad Cities Unit Nos. 1 & 2	25.0	405	171	23
Ottumwa Unit No. 1	52.0	262	162	3
George Neal Unit No. 4	40.6	170	140	—
George Neal Unit No. 3	72.0	147	118	—
Transmission facilities(2)	Various	215	65	—
Total		$2,908	$1,295	$28

(1)	Plant in Service amounts are net of credits applied under the Iowa revenue sharing arrangements. Refer to Note 4 for a discussion of MidAmerican Energy's revenue sharing arrangements.

(2)	Includes 345 and 161 kilovolt transmission lines and substations.

(4)	Regulatory Matters

Regulatory Assets and Liabilities

Regulatory assets represent costs that are expected to be recovered in future regulated rates. MidAmerican Energy's regulatory assets reflected on the Consolidated Balance Sheets consist of the following as of December 31 (in millions):

	Average
	Remaining Life	2010	2009

Deferred income taxes, net(1)	26 years	$491	$336
Employee benefit plans(2)	15 years	14	16
Unrealized loss on regulated derivative contracts	1 year	29	4
Other	Various	44	41
Total		$578	$397

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

MidAmerican Energy had regulatory assets not earning a return on investment as of December 31, 2010 and 2009, of $572 million and $391 million, respectively.

Regulatory liabilities represent income to be recognized or amounts to be returned to customers in future periods. MidAmerican Energy's regulatory liabilities reflected on the Consolidated Balance Sheets consist of the following as of December 31 (in millions):

	Average
	Remaining Life	2010	2009

Cost of removal accrual(1)	26 years	$578	$549
Asset retirement obligations(2)	28 years	117	96
Employee benefit plans(3)	15 years	9	9
Unrealized gain on regulated derivative contracts	1 year	2	18
Other	Various	15	11
Total		$721	$683

(1)
Amounts represent estimated costs, as accrued through depreciation rates and exclusive of ARO liabilities, of removing utility plant in accordance with accepted regulatory practices. Amounts are deducted from rate base or otherwise accrue a carrying cost.

(2)	Amount predominately represents the excess of nuclear decommission trust assets over the related asset retirement obligation. Refer to Note 11 for a discussion of asset retirement obligations.

(3)	Represents amounts not yet recognized as a component of net periodic benefit cost that are to be returned to customers in future periods when recognized.

Rate Matters

The IUB has approved a series of electric settlement agreements between MidAmerican Energy, the Iowa Office of Consumer Advocate ("OCA") and other intervenors under which MidAmerican Energy has agreed not to seek a general increase in electric base rates to become effective prior to January 1, 2014. However, if MidAmerican Energy's Iowa jurisdictional return on equity falls below 10% for 2011 or is projected to fall below 10% for 2013, then MidAmerican Energy may seek a general increase in electric base rates to become effective in 2012 or 2013, respectively. Prior to filing for a general increase in electric rates, MidAmerican Energy is required to conduct 30 days of good faith negotiations with the signatories to the settlement agreements to attempt to avoid a general increase in such rates. As a party to the settlement agreements, the OCA has agreed not to request or support any decrease in MidAmerican Energy's Iowa electric base rates to become effective prior to January 1, 2014. The settlement agreements specifically allow the IUB to approve or order electric rate design or cost of service rate changes that could result in changes to rates for specific customers as long as such changes do not result in an overall increase in revenue for MidAmerican Energy.

The settlement agreements each provide that revenue associated with Iowa retail electric returns on equity within specified ranges will be shared with customers and that the portion assigned to customers will be recorded as a regulatory liability. The following table summarizes the ranges of Iowa electric returns on equity subject to revenue sharing under each of the remaining settlement agreements, the percent of revenue within those ranges to be assigned to customers, and the method by which the liability to customers will be settled:

		Range of
		Iowa Electric	Customers'
		Return on	Share of
Date Approved	Years	Equity Subject	Revenue	Method to be Used to
by the IUB	Covered	to Sharing	Within Range	Settle Liability to Customers

October 17, 2003	2006 - 2010	11.75% - 13%	40%	Credits against the cost of new generating facilities in Iowa
		13% - 14%	50%
		Above 14%	83.3%
January 31, 2005	2011	Same	Same	Credits to customer bills in 2012
April 18, 2006	2012	Same	Same	Credits to customer bills in 2013
July 27, 2007(1), June 16, 2008, August 27, 2008, December 14, 2009	2013	Same	Same	Credits against the cost of wind-powered generation projects covered by this agreement

(1)
If a rate case is filed pursuant to the 10% threshold, as discussed above, the revenue sharing arrangement for 2013 is changed such that the amount to be shared with customers will be 83.3% of revenue associated with Iowa electric operating income in excess of returns on equity allowed by the IUB as a result of the rate case.

Under the 2007 settlement agreement, MidAmerican Energy reduced its funding into the Quad Cities Station's decommissioning trusts from the 2006 level of $8 million annually to a new level of $2 million annually beginning in 2007. The difference was used to reduce electric base rates in 2008 and 2009 for MidAmerican Energy's residential customers in its eastern and southern Iowa service territories previously served by two of MidAmerican Energy's predecessor companies. To the extent the reduction in funding exceeds the annual amount of these rate reductions, as approved by the IUB, the excess will be used through 2013 (or through 2012 in the event there is a rate increase in 2013), to reduce MidAmerican Energy's investment in Walter Scott, Jr. Energy Center Unit No. 4 .

Iowa law permits rate-regulated utilities to seek ratemaking principles with the IUB prior to the construction of new generating facilities. MidAmerican Energy has ratemaking principles approved by the IUB for a number of generating facilities, the first of which was completed in 2002. The related ratemaking principles approved by the IUB have authorized, upon the establishment of new Iowa electric base rates, a fixed rate of return on equity for the generating facilities covered by each agreement over the regulatory life of those facilities. The settlement agreement approved in December 2009 authorizes, subject to conditions, the construction of up to 1,001 MW (nominal ratings) of new wind-powered generating facilities in Iowa by December 31, 2012. Wind-powered generation projects under this agreement are authorized to earn 12.2% return on equity in any future Iowa rate proceeding. MidAmerican Energy is constructing 593 MW of wind-powered generation subject to this agreement that it expects to place in service in 2011. Additionally, under this agreement, if prior to MidAmerican Energy requesting new Iowa electric base rates, the Iowa electric returns on equity fall below 10% in the years 2011-2012, MidAmerican Energy will be allowed to record revenue sharing to increase to 10% the returns on equity for the wind-powered generating facilities covered by the agreement. Such amounts would increase the related plant balances. As of December 31, 2010, $2.5 billion of net utility plant was subject to the agreements at a weighted average return on equity of 11.9%. An intervenor appealed the December 2009 IUB order to the Iowa District Court in Iowa for Polk County. That court issued an order in November 2010 affirming the IUB order in all respects. The intervenor subsequently appealed the Iowa District Court order to the Iowa Supreme Court. That appeal is currently pending.

The regulatory liabilities created by the settlement agreements have been and are currently recorded as a regulatory charge in depreciation and amortization expense when the liability, if any, is accrued. As a result of the credits applied to generating plant balances when the related plant is placed in service, depreciation expense is reduced over the life of the plant. Total utility plant, net on the Consolidated Balance Sheets includes revenue sharing credits, net of related amortization, of $316 million and $322 million as of December 31, 2010 and 2009, respectively. As of December 31, 2010 and 2009, no amounts were accrued for revenue sharing.

(5)    Fair Value Measurements

The carrying value of MidAmerican Energy's cash, certain cash equivalents, receivables, payables, accrued liabilities and short-term borrowings approximates fair value because of the short-term maturity of these instruments. MidAmerican Energy has various financial assets and liabilities that are measured at fair value on the Consolidated Financial Statements using inputs from the three levels of the fair value hierarchy. A financial asset or liability classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The three levels are as follows:

•	Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that MidAmerican Energy has the ability to access at the measurement date.

•
Level 2 - Inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

•
Level 3 - Unobservable inputs reflect MidAmerican Energy's judgments about the assumptions market participants would use in pricing the asset or liability since limited market data exists. MidAmerican Energy develops these inputs based on the best information available, including its own data.

The following table presents MidAmerican Energy's assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of December 31, 2010
Assets:
Commodity derivatives	$3	$23	$18	$(23)	$21
Investments in available-for-sale securities:
Money market mutual funds(2)	120	—	—	—	120
Debt securities	74	53	20	—	147
Equity securities	167	—	—	—	167
	$364	$76	$38	$(23)	$455

Liabilities - commodity derivatives	$(10)	$(89)	$(4)	$37	$(66)

As of December 31, 2009
Assets:
Commodity derivatives	$3	$23	$30	$(19)	$37
Investments in available-for-sale securities:
Money market mutual funds(2)	71	—	—	—	71
Debt securities	69	46	16	—	131
Equity securities	149	—	—	—	149
	$292	$69	$46	$(19)	$388

Liabilities - commodity derivatives	$(5)	$(85)	$(9)	$43	$(56)

(1)	Represents netting under master netting arrangements and a net cash collateral receivable of $14 million and $24 million as of December 31, 2010 and 2009, respectively.

(2)	Amounts are included in cash and cash equivalents and investments and non-utility property, net on the Consolidated Balance Sheets. The fair value of these money market mutual funds approximates cost.

Derivative contracts are recorded on the Consolidated Balance Sheets as either assets or liabilities and are stated at fair value unless they are designated as normal purchases or normal sales and qualify for the exception afforded by GAAP. When available, the fair value of derivative contracts is estimated using unadjusted quoted prices for identical contracts in the market in which MidAmerican Energy transacts. When quoted prices for identical contracts are not available, MidAmerican Energy uses forward price curves. Forward price curves represent MidAmerican Energy's estimates of the prices at which a buyer or seller could contract today for delivery or settlement at future dates. MidAmerican Energy bases its forward price curves upon market price quotations, when available, or internally developed and commercial models, with internal and external fundamental data inputs. Market price quotations are obtained from independent energy brokers, exchanges, direct communication with market participants and actual transactions executed by MidAmerican Energy. Market price quotations for certain major electricity and natural gas trading hubs are generally readily obtainable for the applicable term of MidAmerican Energy's outstanding derivative contracts; therefore, MidAmerican Energy's forward price curves for those locations and periods reflect observable market quotes. Market price quotations for other electricity and natural gas trading hubs are not as readily obtainable due to the length of the contract. Given that limited market data exists for these contracts, as well as for those contracts that are not actively traded, MidAmerican Energy uses forward price curves derived from internal models based on perceived pricing relationships to major trading hubs that are based on unobservable inputs. The estimated fair value of these derivative contracts is a function of underlying forward commodity prices, interest rates, related volatility, counterparty creditworthiness and duration of contracts. Refer to Note 6 for further discussion regarding the MidAmerican Energy's risk management and hedging activities.

MidAmerican Energy's investments in money market mutual funds and debt and equity securities are accounted for as available-for-sale securities and are stated at fair value. When available, a readily observable quoted market price or net asset value of an identical security in an active market is used to record the fair value. In the absence of a quoted market price or net asset value of an identical security, the fair value is determined using pricing models or net asset values based on observable market inputs and quoted market prices of securities with similar characteristics. The fair value of the MidAmerican Energy's investments in auction rate securities, where there is no current liquid market, is determined using pricing models based on available observable market data and the MidAmerican Energy's judgment about the assumptions, including liquidity and nonperformance risks, which market participants would use when pricing the asset.

The following table reconciles the beginning and ending balances of MidAmerican Energy's assets measured at fair value on a recurring basis using significant Level 3 inputs for the years ended December 31 (in millions):

	Commodity Derivatives			Debt Securities
	2010	2009	2008	2010	2009	2008

Beginning balance	$21	$40	$—	$16	$16	$40
Changes included in earnings(1)	14	22	38	—	—	(5)
Changes in fair value recognized in OCI	—	—	1	4	—	(19)
Changes in fair value recognized in regulatory assets and liabilities	5	17	3	—	—	—
Settlements	(29)	(58)	(2)	—	—	—
Net transfers to Level 2	3	—	—	—	—	—
Ending balance	$14	$21	$40	$20	$16	$16

(1)
Changes included in earnings are reported as nonregulated operating revenue for commodity derivatives and other, net for investments in debt securities on the Consolidated Statements of Operations. Net unrealized gains included in earnings for the years ended December 31, 2010, 2009 and 2008, related to commodity derivatives held at December 31, 2010 , 2009 and 2008, totaled $8 million, $15 million and $31 million, respectively. Net realized losses included in earnings for the year ended December 31, 2008, related to investments in debt securities held at December 31, 2008, totaled $(5) million.

MidAmerican Energy's long-term debt is carried at cost on the Consolidated Financial Statements. The fair value of MidAmerican Energy's long-term debt has been estimated based upon quoted market prices, where available, or at the present value of future cash flows discounted at rates consistent with comparable maturities with similar credit risks. The carrying value of MidAmerican Energy's variable-rate long-term debt approximates fair value because of the frequent repricing of these instruments at market rates. The following table presents the carrying value and estimated fair value of MidAmerican Energy's long-term debt as of December 31, (in millions):

	2010		2009
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$2,865	$3,161	$2,865	$3,054

(6)    Risk Management and Hedging Activities

MidAmerican Energy is exposed to the impact of market fluctuations in commodity prices and interest rates. MidAmerican Energy is principally exposed to electricity, natural gas, coal and fuel oil commodity price risk as it has an obligation to serve retail customer load in its regulated service territory. MidAmerican Energy also provides nonregulated retail electricity and natural gas services in competitive markets. MidAmerican Energy's load and generating facilities represent substantial underlying commodity positions. Exposures to commodity prices consist mainly of variations in the price of fuel to generate electricity, wholesale electricity that is purchased and sold, and natural gas supply for regulated and nonregulated retail customers. Commodity prices are subject to wide price swings as supply and demand are impacted by, among many other unpredictable items, weather; market liquidity; generating facility availability; customer usage; storage; and transmission and transportation constraints. Interest rate risk exists on variable-rate debt and future debt issuances. MidAmerican Energy does not engage in a material amount of proprietary trading activities.

MidAmerican Energy has established a risk management process that is designed to identify, assess, monitor, report, manage and mitigate each of the various types of risk involved in its business. To mitigate a portion of its commodity price risk, MidAmerican Energy uses commodity derivative contracts, including forwards, futures, options, swaps and other agreements, to effectively secure future supply or sell future production generally at fixed prices. MidAmerican Energy manages its interest rate risk by limiting its exposure to variable interest rates primarily through the issuance of fixed-rate long-term debt and by monitoring market changes in interest rates. Additionally, MidAmerican Energy may from time to time enter into interest rate derivative contracts, such as interest rate swaps or locks, to mitigate its exposure to interest rate risk. MidAmerican Energy does not hedge all of its commodity price and interest rate risks, thereby exposing the unhedged portion to changes in market prices.

There have been no significant changes in MidAmerican Energy's accounting policies related to derivatives. Refer to Notes 2 and 5 for additional information on derivative contracts.

The following table, which excludes contracts that qualify for the normal purchases or normal sales exception afforded by GAAP, summarizes the fair value of MidAmerican Energy's derivative contracts, on a gross basis, and reconciles those amounts to the amounts presented on a net basis on the Consolidated Balance Sheet (in millions):

	Balance Sheet Classifications
	Current	Other	Current	Other
	Assets	Assets	Liabilities	Liabilities
	- Other	- Other	- Other	- Other	Total
As of December 31, 2010
Not designated as hedging contracts(1)(2):
Commodity assets	$19	$5	$12	$2	$38
Commodity liabilities	(2)	(2)	(47)	(13)	(64)
Total	17	3	(35)	(11)	(26)

Designated as cash flow hedging contracts(1):
Commodity assets	1	2	2	1	6
Commodity liabilities	(1)	(1)	(31)	(6)	(39)
Total	—	1	(29)	(5)	(33)

Total derivatives	17	4	(64)	(16)	(59)
Cash collateral receivable	—	—	11	3	14
Total derivatives - net basis	$17	$4	$(53)	$(13)	$(45)

As of December 31, 2009
Not designated as hedging contracts(1)(2):
Commodity assets	$28	$9	$14	$—	$51
Commodity liabilities	(1)	—	(27)	(4)	(32)
Total	27	9	(13)	(4)	19

Designated as cash flow hedging contracts(1):
Commodity assets	1	—	3	1	5
Commodity liabilities	—	—	(44)	(23)	(67)
Total	1	—	(41)	(22)	(62)

Total derivatives	28	9	(54)	(26)	(43)
Cash collateral receivable	—	—	23	1	24
Total derivatives - net basis	$28	$9	$(31)	$(25)	$(19)

(1)	Derivative contracts within these categories subject to master netting arrangements are presented on a net basis on the Consolidated Balance Sheets.

(2)
The majority of MidAmerican Energy's commodity derivatives not designated as hedging contracts are included in regulated rates. Accordingly, as of December 31, 2010, a net regulatory asset of $27 million was recorded related to the net derivative liability of $26 million, and as of December 31, 2009, a net regulatory liability of $14 million was recorded related to the net derivative asset of $19 million.

Not Designated As Hedging Contracts

For MidAmerican Energy's regulated electric and regulated gas commodity derivatives not designated as hedging contracts, the settled amount is generally included in regulated rates. Accordingly, the net unrealized gains and losses associated with interim price movements on contracts that are accounted for as derivatives and probable of inclusion in regulated rates are recorded as net regulatory assets or liabilities. The following table reconciles the beginning and ending balances of MidAmerican Energy's net regulatory assets (liabilities) and summarizes the pre-tax gains and losses on commodity derivative contracts recognized in net regulatory assets (liabilities), as well as amounts reclassified to earnings for the years ended December 31 (in millions):

	2010	2009

Beginning balance	$(14)	$4
Changes in fair value recognized in net regulatory assets (liabilities)	23	(45)
Net gains reclassified to operating revenue	16	71
Net gains reclassified to cost of fuel, energy and capacity	18	22
Net losses reclassified to cost of gas sold	(16)	(66)
Ending balance	$27	$(14)

For most of MidAmerican Energy's derivatives not designated as hedging contracts and for which changes in fair value are not recorded as a net regulatory asset or liability, unrealized gains and losses are recognized on the Consolidated Statements of Operations as nonregulated operating revenue for sales contracts and as nonregulated cost of sales for purchase contracts and electricity and natural gas swap contracts. MidAmerican Energy also had a weather derivative contract for which unrealized gains and losses were recognized in regulated cost of gas sold. The following table summarizes the pre-tax gains (losses) included on the Consolidated Statements of Operations associated with MidAmerican Energy's derivative contracts not designated as hedging contracts and not recorded as a net regulatory asset or liability for the years ended December 31 (in millions):

	2010	2009

Nonregulated operating revenue	$20	$22
Regulated cost of gas sold	3	1
Nonregulated cost of sales	(15)	(12)
Total	$8	$11

Designated as Cash Flow Hedging Contracts

MidAmerican Energy uses derivative contracts accounted for as cash flow hedges to hedge electricity and natural gas commodity prices for delivery to nonregulated customers.

The following table reconciles the beginning and ending balances of MidAmerican Energy's accumulated other comprehensive loss (pre-tax) and summarizes pre-tax gains and losses on derivative contracts designated and qualifying as cash flow hedges recognized in OCI, as well as amounts reclassified to earnings for the years ended December 31 (in millions):

	2010	2009

Beginning balance	$63	$80
Net losses recognized in OCI	14	77
Net losses reclassified to nonregulated cost of sales	(43)	(94)
Ending balance	$34	$63

Realized gains and losses on hedges and hedge ineffectiveness are recognized in income as nonregulated operating revenue or nonregulated cost of sales depending upon the nature of the item being hedged. For the years ended December 31, 2010, 2009 and 2008, hedge ineffectiveness was insignificant. As of December 31, 2010, MidAmerican Energy had cash flow hedges with expiration dates extending through December 2014, and $29 million of pre-tax net unrealized losses are forecasted to be reclassified from AOCI into earnings over the next twelve months as contracts settle.

Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding derivative contracts with fixed price terms that comprise the mark-to-market values as of December 31 (in millions):

	Unit of
	Measure	2010	2009

Electricity purchases	Megawatt hours	2	2
Natural gas purchases	Decatherms	53	16
Fuel purchases	Gallons	4	4

Credit Risk

MidAmerican Energy extends unsecured credit to other utilities, energy marketing companies, financial institutions and other market participants in conjunction with its wholesale energy supply and marketing activities. Credit risk relates to the risk of loss that might occur as a result of nonperformance by counterparties on their contractual obligations to make or take delivery of electricity, natural gas or other commodities and to make financial settlements of these obligations. Credit risk may be concentrated to the extent that one or more groups of counterparties have similar economic, industry or other characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in market or other conditions. In addition, credit risk includes not only the risk that a counterparty may default due to circumstances relating directly to it, but also the risk that a counterparty may default due to circumstances involving other market participants that have a direct or indirect relationship with the counterparty.

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

MidAmerican Energy also has potential indirect credit exposure to other market participants in the regional transmission organization ("RTO") markets where it actively participates, including the Midwest Independent Transmission System Operator, Inc. and the PJM Interconnection, L.L.C. In the event of a default by a RTO market participant on its market-related obligations, losses are allocated among all other market participants in proportion to each participant's share of overall market activity during the period of time the loss was incurred, diversifying MidAmerican Energy's exposure to credit losses from individual participants. Transactional activities of MidAmerican Energy and other participants in organized RTO markets are governed by credit policies specified in each respective RTO's governing tariff or related business practices. Credit policies of RTO's, which have been developed through extensive stakeholder participation, generally seek to minimize potential loss in the event of a market participant default without unnecessarily inhibiting access to the marketplace. MidAmerican Energy's share of historical losses from defaults by other RTO market participants has not been material.

Collateral and Contingent Features

In accordance with industry practice, certain wholesale derivative contracts contain provisions that require MidAmerican Energy to maintain specific credit ratings from one or more of the major credit rating agencies on its senior unsecured debt. These derivative contracts may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance" in the event of a material adverse change in MidAmerican Energy's creditworthiness. These rights can vary by contract and by counterparty. As of December 31, 2010, MidAmerican Energy's credit ratings from the three recognized credit rating agencies were investment grade.

The aggregate fair value of MidAmerican Energy's derivative contracts in liability positions with specific credit-risk-related contingent features totaled $80 million and $84 million as of December 31, 2010 and 2009, respectively, for which MidAmerican Energy had posted collateral of $- million and $19 million, respectively. If all credit-risk-related contingent features for derivative contracts in liability positions had been triggered as of December 31, 2010 and 2009, MidAmerican Energy would have been required to post $65 million and $52 million, respectively, of additional collateral. MidAmerican Energy's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors.

(7)    Investments and Nonregulated Property, Net

Investments and nonregulated property, net consists of the following amounts as of December 31 (in millions):

	2010	2009

Nuclear decommissioning trusts	$295	$264
Rabbi trusts	151	141
Auction rate securities	20	16
Non-utility property, net of accumulated depreciation of $8 and $7, respectively	15	16
Coal transportation property, net of accumulated depreciation of $4 and $4, respectively	8	8
Other	1	2
Total	$490	$447

MidAmerican Energy has established a trust for the investment of funds for decommissioning the Quad Cities Station. These investments in debt and equity securities are classified as available-for-sale and are reported at fair value. Funds are invested in the trust in accordance with applicable federal investment guidelines and are restricted for use as reimbursement for costs of decommissioning the Quad Cities Station, which are currently licensed for operation until December 2032. As of December 31, 2010 and 2009, 57% of the fair value of the trust's funds was invested in domestic common equity securities, 11% in domestic corporate debt securities and the remainder in investment grade municipal and United States government securities.

Rabbi trusts hold corporate-owned life insurance on certain key executives and directors. The Rabbi trusts were established to hold investments used to fund the obligations of various nonqualified executive and director compensation plans and to pay the costs of the trusts. The amount represents the cash surrender value of all of the policies included in the Rabbi trusts, net of amounts borrowed against the cash surrender value. Changes in the cash surrender value of the policies are reflected in non-operating income - other, net on the Consolidated Statements of Operation.

MidAmerican Energy has interest bearing auction rate securities with a par value of $40 million and remaining maturities of 7 to 25 years. These securities have historically provided liquidity through an auction process that resets the applicable interest rate at predetermined calendar intervals, usually every 28 days or less. The securities held have experienced multiple failed auctions, which resulted in the interest rate on these investments resetting at higher levels. Interest has been paid on the scheduled auction dates. MidAmerican Energy considers the securities to be temporarily impaired, except for an other-than-temporary impairment of $3 million, after tax, recorded in 2008, and has recorded unrealized losses on the securities of $9 million and $11 million, after tax, in AOCI as of December 13, 2010 and 2009, respectively. MidAmerican Energy does not intend to sell or expect to be required to sell the securities until the remaining principal investment is collected.

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

(8)    Preferred Securities

The total outstanding cumulative preferred securities of MidAmerican Energy are not subject to mandatory redemption requirements, may be redeemed at the option of MidAmerican Energy at prices which, in the aggregate, totaled $28 million and $31 million as of December 31, 2010 and 2009, respectively. The aggregate total the holders of all preferred securities outstanding as of December 31, 2010 and 2009, were entitled to upon involuntary bankruptcy was $27 million and $30 million, respectively, plus accrued dividends. Annual dividend requirements for all preferred securities outstanding at December 31, 2010, total $1 million.

(9)    Long-Term Debt

MidAmerican Energy's annual sinking fund requirements and maturities of long-term debt for the next five years are $- for 2011, $400 million for 2012, $275 million for 2013, $350 million for 2014 and $1 million for 2015. Refer to MidAmerican Energy's Consolidated Statements of Capitalization for detail of long-term debt.

MidAmerican Energy's Variable Rate Tax-Exempt Obligations, including the tax-exempt bonds discussed below, bear interest at rates that are periodically established through remarketing of the bonds in the short-term tax-exempt market. MidAmerican Energy, at its option, may change the mode of interest calculation for these bonds by selecting from among several floating or fixed rate alternatives. The interest rates shown on the Consolidated Statements of Capitalization are the weighted average interest rates as of December 31, 2010 and 2009. MidAmerican Energy maintains revolving credit facility agreements to provide liquidity for holders of these issues.

The indenture pertaining to MidAmerican Energy's unsecured senior notes provides that if MidAmerican Energy were to issue secured debt in the future, then such unsecured senior notes, as may then be existing, would equally and ratably be secured thereby. As of December 31, 2010, MidAmerican Energy was in compliance with all of its applicable long-term debt covenants.

In March 1999, MidAmerican Energy committed to the IUB to use commercially reasonable efforts to maintain an investment grade rating on its long-term debt and to maintain its common equity level above 42% of total capitalization unless circumstances beyond its control result in the common equity level decreasing to below 39% of total capitalization. MidAmerican Energy must seek the approval from the IUB of a reasonable utility capital structure if MidAmerican Energy's common equity level decreases below 42% of total capitalization, unless the decrease is beyond the control of MidAmerican Energy. MidAmerican Energy is also required to seek the approval of the IUB if MidAmerican Energy's equity level decreases to below 39%, even if the decrease is due to circumstances beyond the control of MidAmerican Energy. As of December 31, 2010, MidAmerican Energy's common equity ratio was 51% computed on a basis consistent with its commitment. As a result of its regulatory commitment to maintain its common equity level above certain thresholds, MidAmerican Energy could dividend $836 million as of December 31, 2010, without falling below 42%.

(10)    Short-Term Debt and Revolving Credit Facilities

Interim financing of working capital needs and the construction program is obtained from unaffiliated parties through the sale of commercial paper or short-term borrowing from banks. MidAmerican Energy has an unsecured credit facility with $645 million available until July 2012 and $530 million until July 2013, which supports MidAmerican Energy's commercial paper program and its variable-rate tax-exempt bond obligations. The facility has a variable interest rate based on the London Interbank Offered Rate ("LIBOR") plus a spread that varies based on MidAmerican Energy's credit ratings for its senior unsecured long-term debt securities, or a base rate, at MidAmerican Energy's option. In addition, MidAmerican Energy has a $5 million unsecured credit facility, which expires in June 2011 and has a variable interest rate based on LIBOR plus a spread. As of December 31, 2010, and 2009, MidAmerican Energy had no borrowings outstanding under its credit facilities, had no commercial paper borrowings outstanding and had $195 million of the $645 million revolving credit facility reserved to support the variable-rate tax-exempt bond obligations. Accordingly, $455 million of the two credit facilities was available. The $645 million revolving credit agreement requires that MidAmerican Energy's ratio of consolidated debt, including current maturities, to total capitalization not exceed 0.65 to 1.0 as of the last day of any quarter. As of December 31,2010, MidAmerican Energy was in compliance with the covenants of its revolving credit facilities. MidAmerican Energy has authority from the FERC to issue commercial paper and bank notes aggregating $750 million through October 30, 2012.

(11)    Asset Retirement Obligations

MidAmerican Energy estimates its ARO liabilities based upon detailed engineering calculations of the amount and timing of the future cash spending for a third party to perform the required work. Spending estimates are escalated for inflation and discounted at a credit-adjusted, risk-free rate. Changes in estimates could occur for a number of reasons including plan revisions, inflation and changes in the amount and timing of the expected work.

MidAmerican Energy does not recognize liabilities for AROs for which the fair value cannot be reasonably estimated. Due to the indeterminate removal date, the fair value of the associated liabilities on certain transmission, distribution and other assets cannot currently be estimated and no amounts are recognized on the Consolidated Financial Statements other than those included in the cost of removal regulatory liability established via approved depreciation rates in accordance with accepted regulatory practices. These accruals totaled $578 million and $549 million as of December 31, 2010 and 2009, respectively.

The following table reconciles the beginning and ending balances of MidAmerican Energy's ARO liabilities for the years ended December 31, (in millions):

	2010	2009

Balance as of January 1	$212	$200
Change in estimated costs	(2)	—
Retirements	(2)	—
Accretion	12	12
Balance as of December 31	$220	$212

Reflected as:
Other current liabilities	$4	$7
Asset retirement obligations	216	205
	$220	$212

Investment in trust funds	$295	$264

MidAmerican Energy's most significant ARO liabilities relate to the decommissioning of Quad Cities Station. As of December 31, 2010 and 2009, $178 million and $168 million, respectively, of the total ARO liability pertained to the decommissioning of Quad Cities Station. The fair value of the assets held in the trust is reflected in investments and nonregulated property, net, on the Consolidated Balance Sheets, and funds are restricted for satisfying the Quad Cities Station ARO liability.

(12)    Employee Benefit Plans

MidAmerican Energy sponsors a noncontributory defined benefit pension plan covering a majority of all employees of MEHC and its domestic energy subsidiaries other than PacifiCorp. Benefit obligations under the plan are based on a cash balance arrangement for salaried employees and certain union employees and final average pay formulas for other union employees. Non-union employees hired on or after January 1, 2008 are not eligible to participate in the pension plan. Union employees hired on or after specified dates in their union contracts are not eligible to participate in the pension plan. Effective July 1, 2009, the plan was amended to discontinue over a maximum of ten years the accrual of additional benefits for the remaining union employees on the final average pay form of benefit. Also effective July 1, 2009, union employees will no longer receive pay credits under the cash balance form of benefit. These salaried and union employees are eligible to receive enhanced benefits under MidAmerican Energy's defined contribution plan. MidAmerican Energy also maintains noncontributory, nonqualified defined benefit supplemental executive retirement plans ("SERP") for certain active and retired participants.

MidAmerican Energy also sponsors certain postretirement healthcare and life insurance benefits covering substantially all retired employees of MEHC and its domestic energy subsidiaries other than PacifiCorp. Under the plans, a majority of all employees of the participating companies may become eligible for these benefits if they reach retirement age while working at their respective companies. The other postretirement benefit plan was amended for non-union employees on July 1, 2004, and substantially all union participants on July 1, 2006. As a result, non-union employees hired after June 30, 2004, and union employees hired after June 30, 2006, are not eligible for postretirement benefits other than pensions. The plan, as amended, provides retiree medical accounts for participants to which MidAmerican Energy makes fixed contributions until the employee's retirement. Participants will use such accounts to pay a portion of their medical premiums during retirement. MidAmerican Energy retains the right to change these benefits anytime, subject to the provisions in its collective bargaining agreements. MidAmerican Energy has been allowed to recover accrued pension and other postretirement benefit costs in its electric and gas service rates.

In August 2008, non-union employee participants of MidAmerican Energy's pension plan were offered the option to continue to receive pay credits in their current cash balance pension plan or receive equivalent fixed contributions to the MidAmerican Energy-sponsored 401(k) plan. The election was effective January 1, 2009, and resulted in the recognition of a $5 million curtailment gain. MidAmerican Energy recorded $3 million of the curtailment gain, representing the amount to be returned to customers in rates as a regulatory deferral, resulting in a reduction to regulatory assets as of December 31, 2008.

In March 2010, the President signed into law healthcare reform legislation that included provisions to eliminate the tax deductibility of other postretirement costs to the extent of retiree drug subsidies received from the federal government beginning after December 31, 2012. Accordingly, the Company increased deferred income tax liabilities and, consistent with the expectation that such additional income tax expense amounts are probable of inclusion in regulated rates, recorded a $7 million increase to net regulatory assets.

Net Periodic Benefit Cost

For purposes of calculating the expected return on pension plan assets, a market-related value is used. The market-related value of plan assets is calculated by spreading the difference between expected and actual investment returns on equity investments over a five-year period beginning after the first year in which they occur.

MidAmerican Energy bills to and is reimbursed currently for affiliates' share of the net periodic benefit costs from all plans in which such affiliates participate. In 2010, 2009 and 2008, MidAmerican Energy's share of pension cost was $9 million, $9 million and $12 million, respectively. MidAmerican Energy's share of other postretirement cost in 2010, 2009 and 2008 totaled $1 million, $2 million and $4 million, respectively.

Net periodic benefit cost for the benefits plans of MidAmerican Energy and the aforementioned affiliates included the following components for the years ended December 31 (in millions):

	Pension			Other Postretirement
	2010	2009	2008	2010	2009	2008

Service cost	$17	$19	$26	$4	$3	$6
Interest cost	39	42	41	11	10	14
Expected return on plan assets	(40)	(42)	(46)	(13)	(11)	(15)
Net amortization	—	(2)	1	(2)	(1)	—
Net periodic benefit cost	$16	$17	$22	$—	$1	$5

Funded Status

The following table is a reconciliation of the fair value of plan assets for the years ended December 31 (in millions):

	Pension		Other Postretirement
	2010	2009	2010	2009

Plan assets at fair value, beginning of year	$497	$455	$204	$172
Employer contributions	24	7	2	8
Participant contributions	—	—	8	9
Actual return on plan assets	62	93	20	35
Benefits paid	(37)	(58)	(18)	(20)
Plan assets at fair value, end of year	$546	$497	$216	$204

The following table is a reconciliation of the benefit obligations for the years ended December 31 (in millions):

	Pension		Other Postretirement
	2010	2009	2010	2009

Benefit obligation, beginning of year	$687	$675	$201	$228
Service cost	17	19	4	3
Interest cost	39	42	11	10
Participant contributions	—	—	8	10
Plan amendments	—	6	(7)	(40)
Curtailments	—	(12)	—	—
Actuarial (gain) loss	32	15	(10)	10
Benefits paid, net of Medicare subsidy	(37)	(58)	(18)	(20)
Benefit obligation, end of year	$738	$687	$189	$201
Accumulated benefit obligation, end of year	$707	$658

The funded status of the plans and the amounts recognized on the Consolidated Balance Sheets as of December 31 are as follows (in millions):

	Pension		Other Postretirement
	2010	2009	2010	2009

Plan assets at fair value, end of year	$546	$497	$216	$204
Less - Benefit obligation, end of year	738	687	189	201
Funded status	$(192)	$(190)	$27	$3

Amounts recognized on the Consolidated Balance Sheets:
Other current assets	$—	$—	$—	$3
Other assets	—	—	27	—
Other current liabilities	(8)	(8)	—	—
Other liabilities	(184)	(182)	—	—
Amounts recognized	$(192)	$(190)	$27	$3

MidAmerican Energy sponsors pension and other postretirement benefit plans on behalf of certain of its affiliates in addition to itself, and therefore, the portion of the funded status of the respective plans that has not yet been recognized in net periodic benefit cost is attributable to multiple entities. Additionally, substantially all of MidAmerican Energy's portion of such amounts is either refundable to or recoverable from its customers and is reflected as regulatory liabilities and regulatory assets.

The SERP has no plan assets; however, MidAmerican Energy and MEHC have Rabbi trusts that hold corporate-owned life insurance and other investments to provide funding for the future cash requirements of the SERP. The cash surrender value of all of the policies included in the Rabbi trusts, net of amounts borrowed against the cash surrender value, plus the fair market value of other Rabbi trust investments, was $125 million and $116 million as of December 31, 2010 and 2009, respectively, of which $89 million and $83 million was held by MidAmerican Energy as of December 31, 2010 and 2009, respectively, with the remainder held by MEHC. These assets are not included in the plan assets in the above table, but are reflected on the Consolidated Balance Sheets. The portion of the pension plans' projected benefit obligation related to the SERP was $109 million and $103 million as of December 31, 2010 and 2009, respectively.

Unrecognized Amounts

The portion of the funded status of the plans not yet recognized in net periodic benefit cost as of December 31 is as follows (in millions):

	Pension		Other Postretirement
	2010	2009	2010	2009

Net loss	$18	$8	$21	$40
Prior service cost (credit)	5	7	(43)	(40)
Curtailment gain	(1)	(3)	—	—
Total	$22	$12	$(22)	$—

A reconciliation of amounts not yet recognized as components of net periodic benefit cost for the years ended December 31, 2010 and 2009 is as follows (in millions):

	Regulatory Asset	Regulatory Liability	Receivables (Payables) with Affiliates	Total
Pension
Balance, January 1, 2009	$35	$—	$17	$52
Net gain arising during the year	(24)	(19)	(5)	(48)
Prior service cost arising during the year	—	6	—	6
Net amortization	(1)	4	(1)	2
Total	(25)	(9)	(6)	(40)
Balance, December 31, 2009	10	(9)	11	12
Net loss (gain) arising during the year	4	7	(1)	10
Net amortization	—	1	(1)	—
Total	4	8	(2)	10
Balance, December 31, 2010	$14	$(1)	$9	$22

	Regulatory Asset	Regulatory Liability	Receivables (Payables) with Affiliates	Deferred Income Taxes	Total
Other Postretirement
Balance, January 1, 2009	$42	$—	$(1)	$14	$55
Net gain arising during the year	(8)	—	(6)	(1)	(15)
Prior service credit arising during the year	(29)	—	(6)	(6)	(41)
Net amortization	1	—	—	—	1
Total	(36)	—	(12)	(7)	(55)
Balance, December 31, 2009	6	—	(13)	7	—
Net gain arising during the year	(6)	(11)	—	—	(17)
Prior service credit arising during the year	—	(5)	(2)	—	(7)
Income tax benefits no longer realizable(1)	—	7	—	(7)	—
Net amortization	—	1	1	—	2
Total	(6)	(8)	(1)	(7)	(22)
Balance, December 31, 2010	$—	$(8)	$(14)	$—	$(22)

(1)     Represents adjustments to regulatory assets associated with income tax benefits that will no longer be realized when the net periodic benefit cost is recognized as a result of the healthcare reform legislation.

The net loss, prior service cost (credit) and curtailment gain that will be amortized in 2011 into net periodic benefit cost are estimated to be as follows (in millions):

	Net Loss	Prior Service Cost (Credit)	Curtailment Gain	Total

Pension	$1	$1	$(2)	$—
Other postretirement	2	(4)	—	(2)
Total	$3	$(3)	$(2)	$(2)

Plan Assumptions

Assumptions used to determine benefit obligations and net periodic benefit cost for the years ended December 31 were as follows:

	Pension			Other Postretirement
	2010	2009	2008	2010	2009	2008
Benefit obligations as of December 31:
Discount rate	5.50%	6.00%	6.50%	5.50%	6.00%	6.50%
Rate of compensation increase	3.50%	3.00%	4.00%	N/A	N/A	N/A

Net periodic benefit cost for the years ended December 31:
Discount rate	6.00%	6.50%	6.00%	6.00%	6.50%	6.00%
Expected return on plan assets(1)	7.50%	7.50%	7.50%	7.50%	7.50%	7.50%
Rate of compensation increase	3.00%	4.00%	4.50%	N/A	N/A	N/A

(1)	Amounts reflected are pre-tax values. Assumed after-tax returns for a taxable, non-union other postretirement plan were 5.75% for 2010, 6.19% for 2009 and 6.19% for 2008.

	2010	2009
Assumed healthcare cost trend rates as of December 31:
Healthcare cost trend rate assumed for next year	8.00%	8.00%
Rate that the cost trend rate gradually declines to	5.00%	5.00%
Year that the rate reaches the rate it is assumed to remain at	2016	2016

In establishing its assumption as to the expected return on plan assets, MidAmerican Energy utilizes the expected asset allocation and return assumptions for each asset class based on historical performance and forward-looking views of the financial markets.

A one percentage-point change in assumed healthcare cost trend rates would have the following effects (in millions):

	One Percentage-Point
	Increase	Decrease
Increase (decrease) in:
Total service and interest cost	$—	$—
Other postretirement benefit obligation	4	(4)

Contributions and Benefit Payments

Employer contributions to the pension and other postretirement benefit plans are expected to be $23 million and $3 million, respectively, during 2011. Funding to MidAmerican Energy's pension benefit plan trust is based upon the actuarially determined costs of the plan and the requirements of the Internal Revenue Code, the Employee Retirement Income Security Act of 1974 and the Pension Protection Act of 2006, as amended. MidAmerican Energy considers contributing additional amounts from time to time in order to achieve certain funding levels specified under the Pension Protection Act of 2006, as amended. MidAmerican Energy's funding policy for its other postretirement benefits plan is to contribute an amount equal to the sum of the net periodic benefit cost and the amount of Medicare subsidies expected to be earned during the period.

Net periodic benefit costs assigned to MidAmerican Energy affiliates are reimbursed currently in accordance with its intercompany administrative services agreement. The expected benefit payments to participants in MidAmerican Energy's pension and other postretirement benefit plans for 2011 through 2015 and for the five years thereafter are summarized below (in millions):

	Projected Benefit Payments
		Other Postretirement
	Pension	Gross	Medicare Subsidy	Net of Subsidy

2011	$46	$14	$2	$12
2012	48	15	2	13
2013	50	15	2	13
2014	53	16	2	14
2015	54	17	3	14
2015-20	315	101	13	88

Plan Assets

Investment Policy and Asset Allocations

MidAmerican Energy's investment policy for its pension and other postretirement benefit plans is to balance risk and return through a diversified portfolio of fixed income securities, equity securities and other alternative investments. Maturities for fixed income securities are managed to targets consistent with prudent risk tolerances. The plans retain outside investment advisers to manage plan investments within the parameters outlined by the MidAmerican Energy Pension and Employee Benefits Plans Administrative Committee. The investment portfolio is managed in line with the investment policy with sufficient liquidity to meet near-term benefit payments. The return on assets assumption for each plan is based on a weighted-average of the expected historical performance for the types of assets in which the plans invest.

The target allocations (percentage of plan assets) for MidAmerican Energy's pension and other postretirement benefit plan assets are as follows as of December 31, 2010:

	Pension	Other Postretirement

Fixed income securities(1)	20-30%	25-35%
Equity securities(1)	65-75%	60-80%
Real estate funds	0-10%	-%
Other	0-5%	0-5%

(1)
For purposes of target allocation percentages and consistent with the plans' investment policy, investment funds have been allocated based on the underlying investments in fixed-income and equity securities.

Fair Value Measurements

The following table presents the fair value of plan assets, by major category, for the defined benefit pension plan (in millions):

	Input Levels for Fair Value Measurements(1)
	Level 1	Level 2	Level 3	Total
As of December 31, 2010
Cash equivalents	$—	$11	$—	$11
Fixed-income securities:
United States government obligations	9	—	—	9
Corporate obligations	—	25	—	25
Municipal obligations	—	3	—	3
Agency, asset and mortgage-backed obligations	—	29	—	29
Equity securities:
United States companies	123	—	—	123
Investment funds(2)	73	256	—	329
Real estate funds	—	—	17	17
Total	$205	$324	$17	$546

As of December 31, 2009
Cash equivalents	$15	$—	$—	$15
Fixed-income securities:
United States government obligations	6	—	—	6
Corporate obligations	—	46	—	46
Municipal obligations	—	2	—	2
Agency, asset and mortgage-backed obligations	—	49	—	49
Equity securities:
United States companies	117	—	—	117
Investment funds(2)	—	247	—	247
Real estate funds	—	—	15	15
Total	$138	$344	$15	$497

(1)	Refer to Note 5 for additional discussion regarding the three levels of the fair value hierarchy.

(2)
Investment funds are comprised of mutual funds and collective trust funds. These investment funds represent equity and fixed-income securities of approximately 78% and 22%, respectively, for 2010 and 100% and -%, respectively, for 2009.

The following table presents the fair value of plan assets, by major category, for the defined benefit other postretirement plans (in millions):

	Input Levels for Fair Value Measurements(1)
	Level 1	Level 2	Level 3	Total
As of December 31, 2010
Cash equivalents	$6	$—	$—	$6
Fixed income securities:
United States government obligations	3	—	—	3
Corporate obligations	—	12	—	12
Municipal obligations	—	28	—	28
Agency, asset and mortgage-backed obligations	—	8	—	8
Equity securities:
United States companies	85	—	—	85
Investment funds(2)	74	—	—	74
Total	$168	$48	$—	$216

As of December 31, 2009
Cash equivalents	$10	$—	$—	$10
Fixed income securities:
United States government obligations	3	—	—	3
Corporate obligations	—	11	—	11
Municipal obligations	—	27	—	27
Agency, asset and mortgage-backed obligations	—	7	—	7
Equity securities:
United States companies	75	—	—	75
Investment funds(2)	71	—	—	71
Total	$159	$45	$—	$204

(1)	Refer to Note 5 for additional discussion regarding the three levels of the fair value hierarchy.

(2)
Investment funds are comprised of mutual funds and collective trust funds. These investment funds represent equity and fixed-income securities of approximately 81% and 19%, respectively, for 2010 and 85% and 15%, respectively, for 2009.

When available, a readily observable quoted market price or net asset value of an identical security in an active market is used to record the fair value. In the absence of a quoted market price or net asset value of an identical security, the fair value is determined using pricing models or net asset values based on observable market inputs and quoted market prices of securities with similar characteristics. The real estate funds determine fair value of their underlying assets using independent appraisals given there is no current liquid market for the underlying assets. The following table reconciles the beginning and ending balances of MidAmerican Energy's pension plan assets measured at fair value using significant Level 3 inputs for the years ended December 31, (in millions):

	Real Estate Funds
	2010	2009
Beginning balance	$15	$27
Actual return on plan assets still held at period end	2	(9)
Purchases, sales, issuances and settlements	—	(3)
Ending balance	$17	$15

MidAmerican Energy sponsors defined contribution plans ("401(k) plans") covering substantially all employees. MidAmerican Energy's contributions vary depending on the plan but are based primarily on each participant's level of contribution and cannot exceed the maximum allowable for tax purposes. Total MidAmerican Energy contributions to these plans were $15 million, $12 million, and $10 million for the years ended December 31, 2010, 2009 and 2008, respectively. As previously described, certain participants now receive enhanced benefits in the 401(k) plans and no longer accrue benefits in the noncontributory defined benefit pension plans.

(13)    Income Taxes

MidAmerican Energy's income tax (benefit) expense consists of the following for the years ended December 31 (in millions):

	2010	2009	2008
Current:
Federal	$(161)	$(204)	$(97)
State	(25)	(21)	17
	(186)	(225)	(80)
Deferred:
Federal	125	212	211
State	14	(12)	(3)
	139	200	208

Investment tax credits	(2)	(2)	(2)
Total	$(49)	$(27)	$126

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense is as follows for the years ended December 31:

	2010	2009	2008

Federal statutory income tax rate	35%	35%	35%
Amortization of investment tax credit	(1)	(1)	(1)
State income tax, net of federal income tax benefit	7	7	6
Renewable electricity production tax credits	(26)	(22)	(10)
Income tax method changes	(20)	(17)	—
Effects of ratemaking	(10)	(9)	(2)
Other, net	(1)	(1)	(1)
Effective federal and state income tax rate	(16)%	(8)%	27%

MidAmerican Energy's wind-powered generating facilities are eligible for federal renewable electricity production tax credits for 10 years from the date that the facilities were placed in-service.

MidAmerican Energy changed the methods by which it determines current income tax deductions for administrative and general costs ("A&G Deduction") and repair costs ("Repairs Deduction") related to certain of its regulated utility assets. These changes result in current deductibility for those costs, which are capitalized for book purposes. MidAmerican Energy was allowed to retroactively apply the method changes and deduct amounts related to prior years' costs on the tax return that includes the year of change. State utility rate regulation in Iowa requires that the tax effect of certain temporary differences be flowed through immediately to customers. Therefore, amounts that would otherwise have been recognized in income tax expense have been included as changes in regulatory assets. This treatment of such temporary differences impacts income tax expense and effective tax rates from year to year. Accordingly, MidAmerican Energy's A&G Deduction computed for tax years prior to 2010 resulted in the recognition of $44 million of net tax benefits in earnings for the year ended December 31, 2010. Additionally, earnings for the year ended December 31, 2010, reflect $17 million of net tax benefits recognized in connection with the Repairs Deduction for tax years prior to 2010 related to MidAmerican Energy's regulated natural gas utility assets and jointly owned regulated electric utility assets for which data was not available in 2009. The Repairs Deduction for prior tax years related to the majority of MidAmerican Energy's regulated electric utility assets resulted in the recognition of $55 million of net tax benefits in earnings for the year ended December 31, 2009. Additionally, regulatory assets increased $88 million and $95 million for the 2010 and 2009 method changes, respectively, in recognition of MidAmerican Energy's ability to recover increased tax expense when such temporary differences reverse. The ongoing impact of these method changes, along with other items recognized currently in income tax expense as the result of ratemaking, is reflected in the effects of ratemaking line above.

MidAmerican Energy's net deferred income tax liability consists of the following as of December 31 (in millions):

	2010	2009
Deferred income tax assets:
Regulatory liabilities	$303	$303
Employee benefits	73	94
Nuclear reserves and decommissioning	7	7
Unrealized losses, net	20	26
Fuel cost recoveries	4	7
Uncertain tax benefits	12	9
Asset retirement obligations	91	88
State net operating losses	7	12
Other	92	36
Total deferred income tax assets	609	582

Deferred income tax liabilities:
Depreciable property	(1,200)	(1,110)
Regulatory assets(1)	(755)	(511)
Other	(15)	(10)
Total deferred income tax liabilities	(1,970)	(1,631)

Net deferred income tax liability	$(1,361)	$(1,049)

Reflected as:
Current assets - other	$7	$8
Deferred income taxes	(1,368)	(1,057)
	$(1,361)	$(1,049)

(1)
Includes $372 million and $235 million of deferred tax liabilities associated with utility plant as of December 31, 2010 and 2009, respectively, for which the income tax benefits were previously flowed through to customers and that will be included in regulated rates when the temporary differences reverse.

As of December 31, 2010, MidAmerican Energy has available $7 million of state carryforwards, principally for net operating losses, that expire at various intervals between 2014 and 2030.

The United States Internal Revenue Service has closed examination of MEHC's income tax returns through February 2006, including components related to MidAmerican Energy. In addition, state jurisdictions have closed examination of MidAmerican Energy's income tax returns through at least 2003.

As of December 31, 2010 and 2009, net unrecognized tax benefits totaled $79 million and $40 million, respectively, which included $78 million and $30 million, respectively, of tax positions, if recognized, would have an impact on the effective tax rate. The remaining unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility. Recognition of these tax benefits, other than applicable interest and penalties, would not affect MidAmerican Energy's effective tax rate.

The following table reconciles the beginning and ending balances of MidAmerican Energy's net unrecognized tax benefits for the years ended December 31 (in millions):

	2010	2009

Beginning balance	$40	$34
Additions based on tax positions related to the current year	(2)	(1)
Additions for tax positions of prior years	44	18
Reductions for tax positions of prior years	(2)	(6)
Statute of limitations	(3)	(5)
Interest and penalties	2	—
Ending balance	$79	$40

In January 2011, the governor of Illinois signed into law a bill increasing the Illinois state corporate income tax rate from the current 7.3% to 9.5% for the period January 1, 2011 through December 31, 2014, dropping to 7.75% through December 31, 2024, and reverting to 7.3% thereafter. The law also suspends through 2014 the use of net operating loss carryforward balances.  MidAmerican Energy is evaluating the impact of these changes but does not believe they will have a material impact on its consolidated financial statements.

(14)    Commitments and Contingencies

Purchase Obligations

MidAmerican Energy had the following purchase obligations that are not reflected on the Consolidated Balance Sheets. Minimum payments as of December 31, 2010, are as follows (in millions):

						After
	2011	2012	2013	2014	2015	2015	Total
Contract type:
Coal and natural gas for generation	$236	$215	$106	$53	$3	$2	$615
Electric capacity	9	9	9	10	9	119	165
Natural gas contracts for gas operations	158	66	30	19	16	34	323
Construction obligations	14	12	668	—	—	—	694
Operating leases, easements and
maintenance and services contracts	19	12	9	7	5	257	309
	$436	$314	$822	$89	$33	$412	$2,106

Coal, Electric Capacity and Natural Gas Commitments

MidAmerican Energy has coal supply and related transportation and lime contracts for its coal-fired generating facilities. The contracts have expiration dates ranging from 2011 to 2016. MidAmerican Energy expects to supplement the coal contracts with additional contracts and spot market purchases to fulfill its future coal supply needs. Additionally, MidAmerican Energy has a natural gas transportation contract, which expires in 2012, for a natural gas-fired generating facility.

MidAmerican Energy has contracts to purchase electric capacity to meet its electric system energy requirements. The contracts have expiration dates ranging from 2011 to 2028.

MidAmerican Energy also has various natural gas supply and transportation contracts for its gas operations that have expiration dates ranging from 2011 to 2024.

Construction Obligations

MidAmerican Energy has significant future capital requirements for its ongoing construction program. It has approved plans for future capital expenditures to develop incremental generating capacity, foster the use of renewable resources, enhance transmission capabilities and mitigate environmental impacts through the installation of emission reduction technology, in addition to its ongoing operational construction program. Capital expenditure needs are reviewed regularly by management and may change significantly as a result of such reviews. Estimates may change significantly at any time as a result of, among other factors, changes in rules and regulations, including environmental and nuclear; changes in income tax laws; general business conditions; load projections; system reliability standards; the cost and efficiency of construction labor, equipment, and materials; and the cost and availability of capital. The amounts included in the table above relate to firm commitments.

MidAmerican Energy is constructing 593 MW of wind-powered generation that it expects to place in service in 2011. Total costs for these projects, excluding non-cash equity AFUDC but including other costs not under contract, are estimated to be $1.0 billion with the payment of approximately half of those costs deferred until 2013.

Operating Leases, Easements and Maintenance and Services Contracts

MidAmerican Energy has non-cancelable operating leases with expiration dates from 2011 to 2015 primarily for rail cars, office space and computer equipment. MidAmerican Energy also has non-cancelable easements with expiration dates from 2034 to 2064 for land in Iowa on which its wind-powered generating facilities are located. Additionally, MidAmerican Energy has non-cancelable maintenance and services contracts related to various generating facilities with expiration dates from 2011 to 2027. Payments on non-cancelable operating leases, easements and maintenance and services contracts totaled $21 million for each of the years 2010, 2009 and 2008.

Guarantees

MidAmerican Energy is the lessee on operating leases for coal rail cars that contain guarantees of the residual value of such equipment throughout the term of the leases, which expire in 2013. Events triggering the residual guarantees include termination of the lease, loss of the equipment or purchase of the equipment. As of December 31, 2010, the maximum amount of such guarantees specified in these leases totaled $24 million.

Legal Matters

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

Regulated electric operating revenue and operating income for 2009 decreased principally due to lower wholesale sales prices and reductions in wholesale and retail sales volumes. Income tax (benefit) expense in 2010 and 2009 for the regulated electric and gas operating segments reflect the effect of lower pre-tax income, as well as the impact of the tax accounting method changes discussed in Note 13.

The following tables provide information on an operating segment basis (in millions):

	Years Ended December 31,
	2010	2009	2008
Operating revenue:
Regulated electric	$1,779	$1,715	$2,030
Regulated gas	852	857	1,377
Nonregulated energy	1,179	1,121	1,293
Total operating revenue	$3,810	$3,693	$4,700

Depreciation and amortization:
Regulated electric	$309	$301	$248
Regulated gas	35	34	33
Total depreciation and amortization	$344	$335	$281

Operating income:
Regulated electric	$319	$331	$470
Regulated gas	64	70	66
Nonregulated energy	76	67	51
Total operating income	$459	$468	$587

Interest and dividend income:
Regulated electric	$1	$—	$4
Regulated gas	—	—	1
Total interest and dividend income	$1	$—	$5

Fixed charges:
Regulated electric	$136	$139	$123
Regulated gas	18	18	19
Total fixed charges	$154	$157	$142

Income tax expense (benefit):
Regulated electric	$(84)	$(76)	$90
Regulated gas	5	22	21
Nonregulated energy	30	27	15
Total income taxes	$(49)	$(27)	$126

Earnings on common stock:
Regulated electric	$268	$275	$285
Regulated gas	45	35	27
Nonregulated energy	44	39	30
Total earnings on common stock	$357	$349	$342

	As of December 31,
	2010	2009	2008
Capital expenditures:
Regulated electric	$299	$325	$1,411
Regulated gas	44	43	82
Nonregulated energy	—	1	1
Total capital expenditures	$343	$369	$1,494

Total assets:
Regulated electric	$7,780	$7,430	$7,297
Regulated gas	1,033	956	972
Nonregulated energy	197	221	251
Total assets	$9,010	$8,607	$8,520

(16)    Related Party Transactions

The companies identified as affiliates of MidAmerican Energy are Berkshire Hathaway and its subsidiaries, including MEHC and its subsidiaries. The basis for the following transactions is provided for in service agreements between MidAmerican Energy and the affiliates.

MidAmerican Energy is reimbursed for charges incurred on behalf of its affiliates. The majority of these reimbursed expenses are for employee wages and benefits, insurance, building rent, computer costs, administrative services, travel expense, and general and administrative expense, such as treasury, legal and accounting functions. The amount of such reimbursements was $48 million, $57 million and $64 million for 2010, 2009 and 2008, respectively.

MidAmerican Energy reimbursed MEHC in the amount of $15 million, $17 million and $17 million in 2010, 2009 and 2008, respectively, for its share of corporate expenses.

Northern Natural Gas Company ("NNG"), a wholly owned subsidiary of MEHC, is one of MidAmerican Energy's suppliers of natural gas transportation and storage capacity. MidAmerican Energy's net purchases of natural gas transportation and storage capacity from NNG totaled $58 million, $55 million and $52 million in 2010, 2009 and 2008, respectively.

MidAmerican Energy had accounts receivable from affiliates of $5 million as of December 31, 2010 and 2009, that are included in receivables on the Consolidated Balance Sheets. MidAmerican Energy also had accounts payable to affiliates of $9 million as of December 31, 2010 and 2009, that are included in accounts payable on the Consolidated Balance Sheets.

MidAmerican Energy recognizes the full amount of the funded status for its pension and postretirement plans, and amounts attributable to MidAmerican Energy's affiliates that have not previously been recognized through income are recognized as an intercompany balance with such affiliates. MidAmerican Energy adjusts these balances when changes to the funded status of the respective plans are recognized and does not intend to settle the balances currently. Amounts receivable from affiliates attributable to the funded status of employee benefit plans totaled $9 million and $11 million as of December 31, 2010 and 2009, respectively, and similar amounts payable to affiliates totaled $14 million and $13 million as of December 31, 2010 and 2009, respectively. See Note 12 for further information pertaining to pension and postretirement accounting.

(17)    Non-Operating Other, Net

Non-operating income - other, net; as shown on the Consolidated Statements of Operations, includes the following other income and (expense) items for the years ended December 31 (in millions):

	2010	2009	2008

Corporate-owned life insurance income	$8	$10	$—
Gains on sales of assets and other investments	—	2	—
Impairment of assets	(8)	—	(5)
Other, net	(2)	—	(1)
Total	$(2)	$12	$(6)

MidAmerican Energy recorded impairment losses of $8 million for an asset held for sale in 2010 and $5 million for its investment in auction rate securities in 2008. Refer to Note 7 for further discussion of MidAmerican Energy's investment in auction rate securities.

(18)    Unaudited Quarterly Operating Results

	2010
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In millions)
Operating revenue	$1,135	$825	$932	$918
Operating income	125	91	147	96
Net income	83	56	108	110
Earnings on common stock	83	56	108	110

	2009
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In millions)
Operating revenue	$1,136	$761	$811	$985
Operating income	157	84	122	105
Net income	99	46	136	69
Earnings on common stock	99	45	136	69

Quarterly data reflect seasonal variations common to a Midwest utility. Net income for the fourth quarter of 2010 and the third quarter of 2009 reflects $54 million and $55 million, respectively, of income tax benefits recognized for changes in the tax accounting methods used to determine current income tax deductions. Refer to Note 13 for further discussion regarding MidAmerican Energy's changes in tax accounting methods.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Member
MidAmerican Funding, LLC
Des Moines, Iowa

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of MidAmerican Funding, LLC and subsidiaries (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of operations, cash flows, changes in equity, and comprehensive income for each of the three years in the period ended December 31, 2010. Our audits also included the Company's financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MidAmerican Funding, LLC and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Des Moines, Iowa
February 28, 2011

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in millions)

	As of December 31,
	2010	2009
ASSETS
Utility plant, net:
Electric	$9,403	$9,286
Gas	1,214	1,184
	10,617	10,470
Accumulated depreciation and amortization	(3,849)	(3,641)
	6,768	6,829
Construction work in progress	151	114
Total utility plant, net	6,919	6,943
Current assets:
Cash and cash equivalents	203	88
Receivables, net	386	412
Inventories	159	158
Other	111	93
Total current assets	859	751
Other assets:
Investments and nonregulated property, net	516	472
Goodwill	1,270	1,270
Regulatory assets	578	397
Other	168	75
Total other assets	2,532	2,214
Total assets	$10,310	$9,908
CAPITALIZATION AND LIABILITIES
Capitalization:
MidAmerican Funding member's equity	$3,673	$3,428
Noncontrolling interests	28	31
Long-term debt, excluding current portion	3,190	3,390
Total capitalization	6,891	6,849
Current liabilities:
Current portion of long-term debt	200	—
Note payable to affiliate	14	254
Accounts payable	250	259
Taxes accrued	103	98
Interest accrued	56	56
Other	114	90
Total current liabilities	737	757
Other liabilities:
Deferred income taxes	1,370	1,053
Investment tax credits	32	34
Asset retirement obligations	216	205
Regulatory liabilities	721	683
Other	343	327
Total other liabilities	2,682	2,302
Total capitalization and liabilities	$10,310	$9,908

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in millions)

	Years Ended December 31,
	2010	2009	2008
Operating revenue:
Regulated electric	$1,779	$1,715	$2,030
Regulated gas	852	857	1,377
Nonregulated	1,184	1,127	1,308
Total operating revenue	3,815	3,699	4,715

Operating costs and expenses:
Regulated:
Cost of fuel, energy and capacity	566	522	743
Cost of gas sold	602	611	1,128
Other operating expenses	421	417	422
Maintenance	204	183	204
Depreciation and amortization	344	335	281
Property and other taxes	112	105	103
	2,249	2,173	2,881
Nonregulated:
Cost of sales	1,076	1,026	1,214
Other	30	31	30
	1,106	1,057	1,244
Total operating costs and expenses	3,355	3,230	4,125

Operating income	460	469	590

Non-operating income:
Interest and dividend income	1	—	5
Allowance for equity funds	4	—	25
Other, net	4	12	(4)
	9	12	26

Fixed charges:
Interest on long-term debt	191	193	201
Other interest expense	1	4	6
Allowance for borrowed funds	(2)	(1)	(16)
	190	196	191

Income before income tax expense	279	285	425
Income tax (benefit) expense	(61)	(43)	107

Net Income	340	328	318
Net income attributable to noncontrolling interests	—	1	1

Net income attributable to MidAmerican Funding	$340	$327	$317

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)

	Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income	$340	$328	$318
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	344	335	281
Provision for deferred income taxes	142	203	201
Changes in other assets and liabilities	32	31	29
Losses from impairment of assets	8	1	5
Other, net	(17)	—	(29)
Changes in other operating assets and liabilities:
Receivables, net	25	55	(11)
Inventories	(1)	—	(24)
Derivative collateral, net	6	23	(38)
Accounts payable	(11)	(21)	(46)
Taxes accrued	(60)	(5)	(8)
Other current assets and liabilities	2	(10)	11
Net cash flows from operating activities	810	940	689

Cash flows from investing activities:
Utility construction expenditures	(337)	(438)	(1,471)
Purchases of available-for-sale securities	(80)	(225)	(140)
Proceeds from sales of available-for-sale securities	73	209	140
Decrease (increase) in restricted cash and short-term investments	1	14	(15)
Other, net	7	16	9
Net cash flows from investing activities	(336)	(424)	(1,477)

Cash flows from financing activities:
Dividends paid	(115)	(1)	(1)
Proceeds from long-term debt	—	—	451
Repayments of long-term debt	—	(175)	(58)
Repurchase of preferred securities of subsidiary	(3)	—	—
Net change in note payable to affiliate	(240)	195	26
Net (repayments of) proceeds from short-term debt	—	(457)	371
Other, net	(1)	—	(3)
Net cash flows from financing activities	(359)	(438)	786

Net change in cash and cash equivalents	115	78	(2)
Cash and cash equivalents at beginning of year	88	10	12
Cash and cash equivalents at end of year	$203	$88	$10

Supplemental disclosure:
Interest paid, net of amounts capitalized	$187	$197	$185
Income taxes received	$138	$245	$81
Current year utility construction expenditures payable at year end	$29	$27	$95

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in millions)

	MidAmerican Funding Member's Equity
			Accumulated
			Other
			Comprehensive
	Paid-in Capital	Retained Earnings	Income (Loss), Net	Noncontrolling Interests	Total Equity

Balance, January 1, 2008	$1,670	$1,154	$1	$31	$2,856
Net income	—	317	—	1	318
Other comprehensive loss	—	—	(61)	—	(61)
Distributions	—	—	—	(1)	(1)
Balance, December 31, 2008	1,670	1,471	(60)	31	3,112
Net income	—	327	—	1	328
Other comprehensive income	—	—	11	—	11
Contributions	9	—	—	—	9
Distributions	—	—	—	(1)	(1)
Balance, December 31, 2009	1,679	1,798	(49)	31	3,459
Net income	—	340	—	—	340
Other comprehensive income	—	—	20	—	20
Repurchase of preferred securities of subsidiary	—	—	—	(2)	(2)
Distributions	—	(114)	—	(1)	(115)
Other equity transactions	—	(1)	—	—	(1)
Balance, December 31, 2010	$1,679	$2,023	$(29)	$28	$3,701

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)

	Years Ended December 31,
	2010	2009	2008

Net income	$340	$328	$318

Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) during period-
Before income taxes	4	—	(21)
Income tax (expense) benefit	(2)	—	9
	2	—	(12)
Less realized losses reflected in net income during period-
Before income taxes	—	—	(2)
Income tax benefit	—	—	1
	—	—	(1)
Net unrealized gains (losses)	2	—	(11)

Unrealized gains (losses) on cash flow hedges:
Unrealized losses during period-
Before income taxes	(14)	(77)	(88)
Income tax benefit	6	31	35
	(8)	(46)	(53)
Less realized losses reflected in net income during period-
Before income taxes	(43)	(94)	(6)
Income tax benefit	17	37	3
	(26)	(57)	(3)
Net unrealized gains (losses)	18	11	(50)

Other comprehensive income (loss)	20	11	(61)

Comprehensive income	360	339	257
Comprehensive income attributable to noncontrolling interests	—	1	1

Comprehensive income attributable to MidAmerican Funding	$360	$338	$256

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CAPITALIZATION
(Amounts in millions, except share amounts)

	As of December 31,
	2010		2009
MidAmerican Funding member's equity:
Paid-in capital	$1,679		$1,679
Retained earnings	2,023		1,798
Accumulated other comprehensive loss, net:
Unrealized losses on marketable securities, net of tax of $(6) and $(8)	(9)		(11)
Unrealized losses on cash flow hedges, net of tax of $(14) and $(25)	(20)		(38)
Total MidAmerican Funding member's equity	3,673	53.3%	3,428	50.1%
Noncontrolling interests:
MidAmerican Energy preferred securities (100,000,000 shares authorized);
cumulative shares outstanding not subject to mandatory redemption:
$3.30 Series, 49,451 shares	5		5
$3.75 Series, 38,305 shares	4		4
$3.90 Series, 32,630 shares	3		3
$4.20 Series, 22,461 and 47,362 shares	3		5
$4.35 Series, 39,775 and 49,945 shares	4		5
$4.40 Series, 35,697 shares	3		3
$4.80 Series, 49,898 shares	5		5
Noncontrolling interests in MidAmerican Energy subsidiary	1		1
Total noncontrolling interest	28	0.4%	31	0.4%
Long-term debt, excluding current portion:
MidAmerican Energy:
Variable-rate tax-exempt obligation series (2010- 0.43%, 2009- 0.40%):
Due 2016	34		34
Due 2017	4		4
Due 2023, issued in 1993	7		7
Due 2023, issued in 2008	57		57
Due 2024	35		35
Due 2025	13		13
Due 2038	45		45
Notes:
5.65% Series, due 2012	400		400
5.125% Series, due 2013	275		275
4.65% Series, due 2014	350		350
5.95% Series, due 2017	250		250
5.3% Series, due 2018	350		350
6.75% Series, due 2031	400		400
5.75% Series, due 2035	300		300
5.8% Series, due 2036	350		350
Obligations under capital leases	1		2
Unamortized debt premium and discount, net	(6)		(7)
Total MidAmerican Energy	2,865	41.6%	2,865	41.8%
MidAmerican Funding parent:
6.75% Senior secured notes due 2011	—		200
6.927% Senior secured notes due 2029	325		325
Total MidAmerican Funding parent	325	4.7%	525	7.7%
Total long-term debt, excluding current portion	3,190	46.3%	3,390	49.5%
Total capitalization	$6,891	100.0%	$6,849	100.0%

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    Company Organization

MidAmerican Funding, LLC ("MidAmerican Funding") is an Iowa limited liability company with MidAmerican Energy Holdings Company ("MEHC") as its sole member. MEHC is a consolidated subsidiary of Berkshire Hathaway Inc. ("Berkshire Hathaway"). MidAmerican Funding's direct wholly owned subsidiary is MHC Inc. ("MHC"), which constitutes substantially all of MidAmerican Funding's assets, liabilities and business activities except those related to MidAmerican Funding's long-term debt securities. MHC conducts no business other than the ownership of its subsidiaries. MHC's principal subsidiary is MidAmerican Energy Company ("MidAmerican Energy"), a public utility with electric and natural gas operations. Direct, wholly owned nonregulated subsidiaries of MHC are Midwest Capital Group, Inc. ("Midwest Capital Group") and MEC Construction Services Co.

(2)    Summary of Significant Accounting Policies

In addition to the following significant accounting policies, refer to Note 2 of MidAmerican Energy's Notes to Consolidated Financial Statements for significant accounting policies of MidAmerican Funding.

Basis of Consolidation and Presentation

The Consolidated Financial Statements include the accounts of MidAmerican Funding and the subsidiaries in which it held a controlling financial interest as of the financial statement date. Intercompany accounts and transactions have been eliminated, other than those between rate-regulated operations.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired when MidAmerican Funding purchased MHC. MidAmerican Funding evaluates goodwill for impairment at least annually and completed its annual review as of October 31. Evaluating goodwill for impairment involves a two-step process. The first step is to estimate the fair value of the reporting unit. If the carrying amount of a reporting unit, including goodwill, exceeds the estimated fair value, a second step is performed. Under the second step, the identifiable assets, including identifiable intangible assets, and liabilities of the reporting unit are estimated at fair value as of the current testing date. The excess of the estimated fair value of the reporting unit over the estimated fair value of net assets establishes the implied value of goodwill. The excess of the recorded goodwill over the implied value is charged to earnings as an impairment loss. A significant amount of judgment is required in estimating the fair value of the reporting unit and performing goodwill impairment tests. MidAmerican Funding uses a variety of methods to estimate fair value, principally discounted projected future net cash flows. Key assumptions used include, but are not limited to, the use of estimated future cash flows; earnings before interest, taxes, depreciation and amortization multiples; and an appropriate discount rate. In estimating future cash flows, MidAmerican Funding incorporates current market information, as well as historical factors. As such, the determination of fair value incorporates significant unobservable inputs. During 2010, 2009 and 2008, MidAmerican Funding did not record any goodwill impairments.

(3)    Jointly Owned Utility Facilities

Refer to Note 3 of MidAmerican Energy's Notes to Consolidated Financial Statements.

(4)    Regulatory Matters

Refer to Note 4 of MidAmerican Energy's Notes to Consolidated Financial Statements.

(5)    Fair Value Measurements

Refer to Note 5 of MidAmerican Energy's Notes to Consolidated Financial Statements.

MidAmerican Funding's long-term debt is carried at cost on the Consolidated Financial Statements. The fair value of MidAmerican Funding's long-term debt has been estimated based upon quoted market prices, where available, or at the present value of future cash flows discounted at rates consistent with comparable maturities with similar credit risks. The carrying value of MidAmerican Funding's variable-rate long-term debt approximates fair value because of the frequent repricing of these instruments at market rates. The following table presents the carrying value and estimated fair value of MidAmerican Funding's long-term debt as of December 31 (in millions):

	2010		2009
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$3,390	$3,741	$3,390	$3,634

(6)    Risk Management and Hedging Activities

Refer to Note 6 of MidAmerican Energy's Notes to Consolidated Financial Statements.

(7)    Investments and Nonregulated Property, Net

Investments and nonregulated property, net consists of the following amounts as of December 31 (in millions):

	2010	2009

Nuclear decommissioning trusts	$295	$264
Rabbi trusts	156	146
Auction rate securities	20	16
Non-utility property, net of accumulated depreciation of $12 and $10, respectively	29	30
Coal transportation property, net of accumulated depreciation of $4 and $4, respectively	8	8
Other	8	8
Total	$516	$472

In addition to the following discussion, refer to Note 7 of MidAmerican Energy's Notes to Consolidated Financial Statements for additional information regarding the investments included in the table above. In addition to assets of MidAmerican Energy, non-utility property, net includes a corporate aircraft owned by MHC.

(8)    Preferred Securities

Refer to Note 8 of MidAmerican Energy's Notes to Consolidated Financial Statements. Preferred securities are included in noncontrolling interests on the Consolidated Balance Sheets.

(9)    Long-Term Debt

MidAmerican Funding's annual sinking fund requirements and maturities of long-term debt for the next five years are $200 million for 2011, $400 million for 2012, $275 million for 2013, $350 million for 2014 and $1 million for 2015. Refer to MidAmerican Funding's Consolidated Statements of Capitalization for detail of long-term debt.

MidAmerican Energy's Variable Rate Tax-Exempt Obligations, including the tax-exempt bonds discussed below, bear interest at rates that are periodically established through remarketing of the bonds in the short-term tax-exempt market. MidAmerican Energy, at its option, may change the mode of interest calculation for these bonds by selecting from among several floating or fixed rate alternatives. The interest rates shown on the Consolidated Statements of Capitalization are the weighted average interest rates as of December 31, 2010 and 2009. MidAmerican Energy maintains revolving credit facility agreements to provide liquidity for holders of these issues.

The indenture pertaining to MidAmerican Energy's unsecured senior notes provides that if MidAmerican Energy were to issue secured debt in the future, then such unsecured senior notes, as may then be existing, would equally and ratably be secured thereby. As of December 31, 2010, MidAmerican Energy was in compliance with all of its applicable long-term debt covenants.

MidAmerican Funding parent company long-term debt is secured by a pledge of the common stock of MHC. See Item 15(c) for the Consolidated Financial Statements of MHC Inc. and subsidiaries. The notes:

•	are the direct senior secured obligations of MidAmerican Funding;

•	rank on an equal basis with all of MidAmerican Funding's other existing and future senior obligations;

•	rank senior to all of MidAmerican Funding's existing and future subordinated indebtedness; and

•
effectively rank junior to all indebtedness and other liabilities, including preferred stock, of the direct and indirect subsidiaries of MidAmerican Funding, to the extent of the assets of these subsidiaries.

MidAmerican Funding may redeem the notes in whole or in part at any time at a redemption price equal to the sum of:

•	the greater of the following:

(1)	100% of the principal amount of the series being redeemed; and

(2)
the sum of the present values of the remaining scheduled payments of principal and interest on the series being redeemed, discounted to the date of redemption on a semiannual basis at the treasury yield plus 25 basis points in the case of the 2029 Notes; plus

•	accrued and unpaid interest on the securities being redeemed to the date of redemption.
Subsidiaries of MidAmerican Funding must make payments on their own indebtedness before making distributions to MidAmerican Funding. The distributions are also subject to utility regulatory restrictions agreed to by MidAmerican Energy in March 1999. At that time, MidAmerican Energy committed to the IUB to use commercially reasonable efforts to maintain an investment grade rating on its long-term debt and to maintain its common equity level above 42% of total capitalization unless circumstances beyond its control result in the common equity level decreasing to below 39% of total capitalization. MidAmerican Energy must seek the approval from the IUB of a reasonable utility capital structure if MidAmerican Energy's common equity level decreases below 42% of total capitalization, unless the decrease is beyond the control of MidAmerican Energy. MidAmerican Energy is also required to seek the approval of the IUB if MidAmerican Energy's equity level decreases to below 39%, even if the decrease is due to circumstances beyond the control of MidAmerican Energy. As of December 31, 2010, MidAmerican Energy's common equity ratio was 51% computed on a basis consistent with its commitment. As a result of MidAmerican Energy's regulatory commitment to maintain its common equity level above 42% of total capitalization, MidAmerican Funding had restricted net assets of $2.1 billion as of December 31, 2010.

As of December 31, 2010, MidAmerican Funding was in compliance with all of its applicable long-term debt covenants.

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

(10)    Short-Term Debt and Revolving Credit Facilities

Refer to Note 10 of MidAmerican Energy's Notes to Consolidated Financial Statements. In addition to MidAmerican Energy's credit facilities, MHC has a $4 million unsecured credit facility, which expires in June 2011 and has a variable interest rate based on LIBOR plus a spread. As of December 31, 2010 and 2009, there were no borrowings outstanding under this credit facility. As of December 31, 2010, MHC was in compliance with the covenants of its revolving credit facility.

(11)    Asset Retirement Obligations

Refer to Note 11 of MidAmerican Energy's Notes to Consolidated Financial Statements.

(12)    Employee Benefit Plans

Refer to Note 12 of MidAmerican Energy's Notes to Consolidated Financial Statements for additional information regarding MidAmerican Funding's pension, supplemental retirement and postretirement benefit plans.

Pension and postretirement costs allocated by MidAmerican Funding to its parent and other affiliates in each of the years ended December 31, were as follows (in millions):

	2010	2009	2008

Pension costs	$7	$8	$10
Other postretirement costs	(1)	—	1

(13)    Income Taxes

MidAmerican Funding's income tax (benefit) expense consists of the following for the years ended December 31 (in millions):

	2010	2009	2008
Current:
Federal	$(172)	$(217)	$(106)
State	(31)	(28)	13
	(203)	(245)	(93)
Deferred:
Federal	130	214	209
State	14	(10)	(7)
	144	204	202

Investment tax credits	(2)	(2)	(2)
Total	$(61)	$(43)	$107

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense is as follows for the years ended December 31:

	2010	2009	2008

Federal statutory income tax rate	35%	35%	35%
Amortization of investment tax credit	(1)	(1)	(1)
State income tax, net of federal income tax benefit	7	7	5
Renewable electricity production tax credits	(29)	(25)	(11)
Income tax method changes	(22)	(20)	—
Effects of ratemaking	(11)	(10)	(2)
Resolution of potential tax matter	(1)	(2)	(1)
Other, net	—	1	—
Effective federal and state income tax rate	(22)%	(15)%	25%

MidAmerican Energy's wind-powered generating facilities are eligible for federal renewable electricity production tax credits for 10 years from the date that the facilities were placed in-service.

MidAmerican Energy changed the methods by which it determines current income tax deductions for administrative and general costs ("A&G Deduction") and repair costs ("Repairs Deduction") related to certain of its regulated utility assets. These changes result in current deductibility for those costs, which are capitalized for book purposes. MidAmerican Energy was allowed to retroactively apply the method changes and deduct amounts related to prior years' costs on the tax return that includes the year of change. State utility rate regulation in Iowa requires that the tax effect of certain temporary differences be flowed through immediately to customers. Therefore, amounts that would otherwise have been recognized in income tax expense have been included as changes in regulatory assets. This treatment of such temporary differences impacts income tax expense and effective tax rates from year to year. Accordingly, MidAmerican Energy's A&G Deduction computed for tax years prior to 2010 resulted in the recognition of $44 million of net tax benefits in earnings for the year ended December 31, 2010. Additionally, earnings for the year ended December 31, 2010, reflect $17 million of net tax benefits recognized in connection with the Repairs Deduction for tax years prior to 2010 related to MidAmerican Energy's regulated natural gas utility assets and jointly owned regulated electric utility assets for which data was not available in 2009. The Repairs Deduction for prior tax years related to the majority of MidAmerican Energy's regulated electric utility assets resulted in the recognition of $55 million of net tax benefits in earnings for the year ended December 31, 2009. Additionally, regulatory assets increased $88 million and $95 million for the 2010 and 2009 method changes, respectively, in recognition of MidAmerican Energy's ability to recover increased tax expense when such temporary differences reverse. The ongoing impact of these method changes, along with other items recognized currently in income tax expense as the result of ratemaking, is reflected in the effects of ratemaking line above.

MidAmerican Funding's net deferred income tax liability consists of the following as of December 31 (in millions):

	2010	2009
Deferred income tax assets:
Regulatory liabilities	$303	$303
Employee benefits	73	94
Nuclear reserves and decommissioning	7	7
Unrealized losses, net	28	34
Fuel cost recoveries	4	7
Uncertain tax benefits	13	11
Asset retirement obligations	91	88
State net operating losses	7	12
Other	96	42
Total deferred income tax assets	622	598

Deferred income tax liabilities:
Depreciable property	(1,215)	(1,122)
Regulatory assets(1)	(755)	(511)
Other	(15)	(10)
Total deferred income tax liabilities	(1,985)	(1,643)

Net deferred income tax liability	$(1,363)	$(1,045)

Reflected as:
Current assets - other	$7	$8
Deferred income taxes	(1,370)	(1,053)
	$(1,363)	$(1,045)

(1)
Includes $372 million and $235 million of deferred tax liabilities associated with utility plant as of December 31, 2010 and 2009, respectively, for which the income tax benefits were previously flowed through to customers and that will be included in regulated rates when the temporary differences reverse.

As of December 31, 2010, MidAmerican Funding has available $7 million of state carryforwards, principally for net operating losses, that expire at various intervals between 2014 and 2030.

The United States Internal Revenue Service has closed examination of MEHC's income tax returns through February 2006, including components related to MidAmerican Funding. In addition, state jurisdictions have closed examination of income tax returns through at least 2003.

As of December 31, 2010 and 2009, net unrecognized tax benefits totaled $80 million and $44 million, respectively, which included $78 million and $33 million, respectively, of tax positions, if recognized, would have an impact on the effective tax rate. The remaining unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility. Recognition of these tax benefits, other than applicable interest and penalties, would not affect MidAmerican Funding's effective tax rate.

The following table reconciles the beginning and ending balances of MidAmerican Funding's net unrecognized tax benefits for the years ended December 31 (in millions):

	2010	2009

Beginning balance	$44	$41
Additions based on tax positions related to the current year	(2)	(1)
Additions for tax positions of prior years	44	18
Reductions for tax positions of prior years	(2)	(6)
Statute of limitations	(6)	(6)
Settlements	—	(1)
Interest and penalties	2	(1)
Ending balance	$80	$44

In January 2011, the governor of Illinois signed into law a bill increasing the Illinois state corporate income tax rate from the current 7.3% to 9.5% for the period January 1, 2011 through December 31, 2014, dropping to 7.75% through December 31, 2024, and reverting to 7.3% thereafter. The law also suspends through 2014 the use of net operating loss carryforward balances.  MidAmerican Funding is evaluating the impact of these changes but does not believe they will have a material impact on its consolidated financial statements.

(14)    Commitments and Contingencies

Refer to Note 14 of MidAmerican Energy's Notes to Consolidated Financial Statements.

Legal Matters

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

Regulated electric operating revenue and operating income for 2009 decreased principally due to lower wholesale sales prices and reductions in wholesale and retail sales volumes. Income tax (benefit) expense in 2010 and 2009 for the regulated electric and gas operating segments reflect the effect of lower pre-tax income, as well as the impact of the tax accounting method changes discussed in Note 13.

The following tables provide information on an operating segment basis (in millions):

	Years Ended December 31,
	2010	2009	2008
Operating revenue:
Regulated electric	$1,779	$1,715	$2,030
Regulated gas	852	857	1,377
Nonregulated energy	1,179	1,121	1,293
Other	5	6	15
Total operating revenue	$3,815	$3,699	$4,715

Depreciation and amortization:
Regulated electric	$309	$301	$248
Regulated gas	35	34	33
Total depreciation and amortization	$344	$335	$281

Operating income:
Regulated electric	$319	$331	$470
Regulated gas	64	70	66
Nonregulated energy	76	67	51
Other	1	1	3
Total operating income	$460	$469	$590

Interest and dividend income:
Regulated electric	$1	$—	$4
Regulated gas	—	—	1
Other	—	—	1
Total interest and dividend income	1	—	6
Eliminations	—	—	(1)
Consolidated	$1	$—	$5

Fixed charges:
Regulated electric	$136	$139	$123
Regulated gas	18	18	19
Other	36	39	50
Total fixed charges	190	196	192
Eliminations	—	—	(1)
Consolidated	$190	$196	$191

Income tax expense (benefit):
Regulated electric	$(84)	$(76)	$90
Regulated gas	5	22	21
Nonregulated energy	30	27	15
Other	(12)	(16)	(19)
Total income taxes	$(61)	$(43)	$107

Net income attributable to MidAmerican Funding:
Regulated electric	$268	$275	$285
Regulated gas	45	35	27
Nonregulated energy	44	39	30
Other	(17)	(22)	(25)
Total net income attributable to MidAmerican Funding	$340	$327	$317

	As of December 31,
	2010	2009	2008
Capital expenditures:
Regulated electric	$299	$325	$1,411
Regulated gas	44	43	82
Nonregulated energy	—	1	1
Other	1	1	1
Total capital expenditures	$344	$370	$1,495

Total assets:
Regulated electric	$8,971	$8,621	$8,488
Regulated gas	1,111	1,035	1,051
Nonregulated energy	197	221	251
Other	31	31	20
Total assets	$10,310	$9,908	$9,810

Goodwill resulting from past business combinations is not amortized. Periodically, such balances are evaluated for possible impairment. Based on MidAmerican Funding's annual goodwill impairment tests completed as of October 31, 2010, no impairment was indicated for goodwill.

Goodwill by reportable segment as of December 31, 2010 and 2009, was as follows (in millions):

Regulated electric	$1,191
Regulated gas	79
Total	$1,270

(16)    Related Party Transactions

The companies identified as affiliates of MidAmerican Funding are Berkshire Hathaway and its subsidiaries, including MEHC and its subsidiaries. The basis for the following transactions is provided for in service agreements between MidAmerican Funding and the affiliates.

MidAmerican Funding is reimbursed for charges incurred on behalf of its affiliates. The majority of these reimbursed expenses are for allocated employee wages and benefits, insurance, building rent, computer costs, administrative services, travel expenses, and general and administrative expenses, such as treasury, legal and accounting functions. The amount of such reimbursements was $43 million, $51 million and $53 million for 2010, 2009 and 2008, respectively.

MidAmerican Funding reimbursed MEHC in the amount of $15 million, $17 million and $17 million in 2010, 2009 and December 31, 2008, respectively, for its share of corporate expenses.

Northern Natural Gas Company ("NNG"), a wholly owned subsidiary of MEHC, is one of MidAmerican Energy's suppliers of natural gas transportation and storage capacity. MidAmerican Energy's net purchases of natural gas transportation and storage capacity from NNG totaled $58 million, $55 million and $52 million in 2010, 2009 and 2008, respectively.

MHC has a $300 million revolving credit arrangement carrying interest at the 30-day LIBOR rate plus a spread to borrow from MEHC. Outstanding balances are unsecured and due on demand. The outstanding balance was $14 million at an interest rate of 0.515% as of December 31, 2010, and $254 million at an interest rate of 0.485% as of December 31, 2009, and is reflected as note payable to affiliate on the Consolidated Balance Sheet.

MEHC has a $100 million revolving credit arrangement, carrying interest at the 30-day LIBOR rate plus a spread to borrow from MHC. Outstanding balances are unsecured and due on demand. There were no borrowings outstanding throughout December 31, 2010 and December 31, 2009.

MidAmerican Funding had accounts receivable from affiliates of $8 million as of both December 31, 2010 and 2009, that are included in receivables, net on the Consolidated Balance Sheets. MidAmerican Funding also had accounts payable to affiliates of $8 million and $9 million as of December 31, 2010 and 2009, respectively, that are included in accounts payable on the Consolidated Balance Sheets.

In 2009, MidAmerican Funding received a dividend of $471 million in the form of MHC's receivable from MidAmerican Funding. Additionally in 2009, MEHC contributed corporate aircraft, including related deferred income taxes, totaling $9 million to MidAmerican Funding, which was then contributed to MHC.

MidAmerican Funding recognizes the full amount of the funded status for its pension and postretirement plans, and amounts attributable to MidAmerican Funding's affiliates that have not previously been recognized through income are recognized as an intercompany balance with such affiliates. MidAmerican Funding adjusts these balances when changes to the funded status of the respective plans are recognized and does not intend to settle the balances currently. Amounts receivable from affiliates attributable to the funded status of employee benefit plans totaled $9 million and $11 million as of December 31, 2010 and 2009, respectively, and similar amounts payable to affiliates totaled $14 million and $13 million as of December 31, 2010 and 2009, respectively. See Note 12 for further information pertaining to pension and postretirement accounting.

The indenture pertaining to MidAmerican Funding's long-term debt restricts MidAmerican Funding from paying a distribution on its equity securities, unless after making such distribution either its debt to total capital ratio does not exceed 0.67:1 and its interest coverage ratio is not less than 2.2:1 or its senior secured long-term debt rating is at least BBB or its equivalent. MidAmerican Funding may seek a release from this restriction upon delivery to the indenture trustee of written confirmation from the ratings agencies that without this restriction MidAmerican Funding's senior secured long-term debt would be rated at least BBB+.

(17)    Non-Operating Other, Net

Non-operating income - other, net; as shown on the Consolidated Statements of Operations, includes the following other income and (expense) items for the years ended December 31 (in millions):

	2010	2009	2008

Corporate-owned life insurance income	$8	$10	$—
Reduction of environmental contingencies	5	—	—
Gains on sales of assets and other investments	—	2	—
Income from energy projects and venture capital investments	—	—	1
Impairment of assets	(8)	(1)	(5)
Other, net	(1)	1	—
Total	$4	$12	$(4)

In 2010, MidAmerican Funding recorded $5 million of income from the reduction of environmental contingencies related to its past divestiture of an oil and gas company for which MidAmerican Funding has determined its future liability is no longer probable.
MidAmerican Energy recorded impairment losses of $8 million in 2010 for an asset held for sale and $5 million in 2008 for its investment in auction rate securities. Refer to Note 7 for further discussion of MidAmerican Energy's investment in auction rate securities.

(18)    Unaudited Quarterly Operating Results

	2010
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In millions)
Operating revenue	$1,135	$827	$933	$920
Operating income	125	91	148	96
Net income	77	54	103	106
Net income attributable to MidAmerican Funding	77	54	103	106

	2009
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In millions)
Operating revenue	$1,136	$763	$812	$988
Operating income	156	84	123	106
Net income	93	40	132	63
Net income attributable to MidAmerican Funding	93	39	132	63

Quarterly data reflect seasonal variations common to a Midwest utility. Net income for the fourth quarter of 2010 and the third quarter of 2009 reflects $54 million and $55 million, respectively, of income tax benefits recognized for changes in the tax accounting methods used to determine current income tax deductions. Refer to Note 13 for further discussion regarding MidAmerican Energy's changes in tax accounting methods.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K, the Company (MidAmerican Energy or MidAmerican Funding, as applicable) carried out an evaluation, under the supervision and with the participation of the Company's respective management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, the Company's management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to management, including the Company's Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company's internal control over financial reporting during the quarter ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Management of the Company (MidAmerican Energy or MidAmerican Funding, as applicable) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Under the supervision and with the participation of the Company's management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), the Company's management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2010 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, the Company's management used the criteria set forth in the framework in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation conducted under the framework in "Internal Control - Integrated Framework," the Company's management concluded that the Company's internal control over financial reporting was effective as of December 31, 2010.

MidAmerican Energy Company	MidAmerican Funding, LLC
February 28, 2011	February 28, 2011

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

Information required by Item 12 is omitted pursuant to General Instruction I(2)(c) to Form 10-K.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Information required by Item 13 is omitted pursuant to General Instruction I(2)(c) to Form 10-K.

Item 14.    Principal Accountant Fees and Services

The following table shows MidAmerican Funding's (consolidated) and MidAmerican Energy's fees paid or accrued for audit and audit-related services and fees paid for tax and all other services rendered by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the "Deloitte Entities") for each of the last two years (in millions):

	MidAmerican Funding		MidAmerican Energy
	2010	2009	2010	2009

Audit fees(1)	$0.8	$1.0	$0.8	$0.9
Audit-related fees(2)	0.1	0.1	0.1	0.1
Tax fees(3)	0.2	0.2	0.2	0.2
All other fees	—	—	—	—
Total aggregate fees billed	$1.1	$1.3	$1.1	$1.2

(1)
Audit fees include fees for the audit of MidAmerican Funding's and MidAmerican Energy's consolidated financial statements and interim reviews of their quarterly financial statements, audit services provided in connection with required statutory audits, and comfort letters, consents and other services related to SEC matters.

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

The audit committee of MEHC reviewed and approved the services rendered by the Deloitte Entities in and for fiscal 2010 as set forth in the above table and concluded that the non-audit services were compatible with maintaining the principal accountant's independence. Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by the principal accountant require approval in advance by the audit committee in order to assure that such services do not impair the principal accountant's independence from MidAmerican Funding and MidAmerican Energy. Accordingly, the audit committee has an Audit and Non-Audit Services Pre-Approval Policy (the "Policy") that sets forth the procedures and the conditions pursuant to which services to be performed by the principal accountant are to be pre-approved. Pursuant to the Policy, certain services described in detail in the Policy may be pre-approved on an annual basis together with pre-approved maximum fee levels for such services. The services eligible for annual pre-approval consist of services that would be included under the categories of Audit Fees, Audit-Related Fees and Tax Fees. If not pre-approved on an annual basis, proposed services must otherwise be separately approved prior to being performed by the principal accountant. In addition, any services that receive annual pre-approval but exceed the pre-approved maximum fee level also will require separate approval by the audit committee prior to being performed. The Policy does not delegate to management the audit committee's responsibilities to pre-approve services performed by the principal accountant.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

INDEX

		Page
(a)(1)	Financial Statements (included herein)

Consolidated Financial Statements of MidAmerican Energy and MidAmerican Funding, as well as the Reports of Independent Registered Public Accounting Firm, are in Item 8 of this Form 10-K.		50

(a)(2)	Financial Statement Schedules

The following schedules should be read in conjunction with the aforementioned consolidated financial statements. Other schedules are omitted because they are not required or the information therein is not applicable, or is reflected on the Consolidated Financial Statements or notes thereto.

MidAmerican Funding, LLC Parent Company Only Condensed Financial Statements (Schedule I)		127

MHC Inc. Parent Company Only Condensed Financial Statements (Schedule I)		130

MidAmerican Energy Company and Subsidiary Consolidated Valuation and Qualifying Accounts (Schedule II)		133

MidAmerican Funding, LLC and Subsidiaries; MHC Inc. and Subsidiaries Consolidated Valuation and Qualifying Accounts (Schedule II)		134

(b)	Exhibits

Exhibits Index		137

(c)	Financial Statements of Affiliate Pledged as Collateral

MHC Inc. Consolidated Financial Statements		111

Item 15(c)    MHC Inc. Consolidated Financial Statements

The accompanying Consolidated Financial Statements of MHC Inc., the direct wholly owned subsidiary of MidAmerican Funding, are being provided pursuant to Rule 3-16 of the U. S. Securities and Exchange Commission's Regulation S-X. The purpose of these financial statements is to provide information about the assets and equity interests that collateralize MidAmerican Funding's long-term debt and that, upon the occurrence of any triggering event under the collateral agreement, would be available to satisfy the applicable debt obligations.

MHC Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder
MHC Inc.
Des Moines, Iowa

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of MHC Inc. and subsidiaries (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of operations, cash flows, changes in equity, and comprehensive income for each of the three years in the period ended December 31, 2010. Our audits also included the Company's financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MHC Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Des Moines, Iowa
February 28, 2011

MHC INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in millions)

	As of December 31,
	2010	2009
ASSETS
Utility plant, net:
Electric	$9,403	$9,286
Gas	1,214	1,184
	10,617	10,470
Accumulated depreciation and amortization	(3,849)	(3,641)
	6,768	6,829
Construction work in progress	151	114
Total utility plant, net	6,919	6,943
Current assets:
Cash and cash equivalents	203	88
Receivables, net	383	408
Inventories	159	158
Other	111	93
Total current assets	856	747
Other assets:
Receivable from affiliate	17	—
Investments and nonregulated property, net	516	472
Goodwill	1,270	1,270
Regulatory assets	578	397
Other	168	75
Total other assets	2,549	2,214
Total assets	$10,324	$9,904
CAPITALIZATION AND LIABILITIES
Capitalization:
MHC common shareholder's equity	$4,225	$3,958
Noncontrolling interests	28	31
Long-term debt, excluding current portion	2,865	2,865
Total capitalization	7,118	6,854
Current liabilities:
Note payable to affiliate	14	254
Accounts payable	250	263
Taxes accrued	103	98
Interest accrued	44	44
Other	114	90
Total current liabilities	525	749
Other liabilities:
Deferred income taxes	1,370	1,053
Investment tax credits	32	34
Asset retirement obligations	216	205
Regulatory liabilities	721	683
Other	342	326
Total other liabilities	2,681	2,301
Total capitalization and liabilities	$10,324	$9,904

The accompanying notes are an integral part of these consolidated financial statements.

MHC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in millions)

	Years Ended December 31,
	2010	2009	2008
Operating revenue:
Regulated electric	$1,779	$1,715	$2,030
Regulated gas	852	857	1,377
Nonregulated	1,184	1,127	1,308
Total operating revenue	3,815	3,699	4,715

Operating costs and expenses:
Regulated:
Cost of fuel, energy and capacity	566	522	743
Cost of gas sold	602	611	1,128
Other operating expenses	421	417	422
Maintenance	204	183	204
Depreciation and amortization	344	335	281
Property and other taxes	112	105	103
	2,249	2,173	2,881
Nonregulated:
Cost of sales	1,076	1,026	1,214
Other	30	31	30
	1,106	1,057	1,244
Total operating expenses	3,355	3,230	4,125

Operating income	460	469	590

Non-operating income:
Interest and dividend income	1	—	5
Allowance for equity funds	4	—	25
Other, net	4	12	(4)
Total non-operating income	9	12	26

Fixed charges:
Interest on long-term debt	155	155	154
Other interest expense	1	4	6
Allowance for borrowed funds	(2)	(1)	(16)
Total fixed charges	154	158	144

Income before income tax expense	315	323	472
Income tax (benefit) expense	(46)	(27)	127

Net income	361	350	345
Net income attributable to noncontrolling interests	—	1	1

Net income attributable to MHC	$361	$349	$344

The accompanying notes are an integral part of these consolidated financial statements.

MHC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)

	Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income	$361	$350	$345
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	344	335	281
Provisions for deferred income taxes	142	203	201
Changes in other assets and liabilities	32	31	29
Losses from impairment of assets	8	1	5
Other, net	(17)	—	(28)
Changes in other operating assets and liabilities:
Receivables, net	25	54	(11)
Inventories	(1)	—	(24)
Derivative collateral, net	6	23	(38)
Accounts payable	(11)	(21)	(46)
Taxes accrued	(60)	(5)	(8)
Other current assets and liabilities	2	(6)	11
Net cash flows from operating activities	831	965	717

Net cash flows from investing activities:
Utility construction expenditures	(337)	(438)	(1,471)
Purchases of available-for-sale securities	(80)	(225)	(140)
Proceeds from sales of available-for-sale securities	73	209	140
Decrease (increase) in restricted cash and investments	1	14	(15)
Other, net	7	16	9
Net cash flows from investing activities	(336)	(424)	(1,477)

Net cash flows from financing activities:
Dividends paid	(115)	(1)	(1)
Proceeds from long-term debt	—	—	451
Repayments of long-term debt	—	—	(58)
Repurchase of preferred securities of subsidiary	(3)	—	—
Net change in amounts receivable from/payable to affiliates	(261)	(5)	(2)
Net (repayments of) proceeds from short-term debt	—	(457)	371
Other, net	(1)	—	(3)
Net cash flows from financing activities	(380)	(463)	758

Net change in cash and cash equivalents	115	78	(2)
Cash and cash equivalents at beginning of year	88	10	12
Cash and cash equivalents at end of year	$203	$88	$10
Supplemental disclosure:
Interest paid, net of amounts capitalized	$151	$156	$138
Income taxes received	$123	$229	$62
Current year utility construction expenditures payable at end of year	$29	$27	$95
Non-cash (dividends to) contributions from parent	$—	$(462)	$—

The accompanying notes are an integral part of these consolidated financial statements.

MHC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in millions)

	MHC Common Shareholder's Equity
			Accumulated
			Other
			Comprehensive
	Paid-in Capital	Retained Earnings	Income (Loss), Net	Noncontrolling Interests	Total Equity

Balance, January 1, 2008	$2,421	$1,355	$1	$31	$3,808
Net income	—	344	—	1	345
Other comprehensive loss	—	—	(61)	—	(61)
Distributions	—	—	—	(1)	(1)
Balance, December 31, 2008	2,421	1,699	(60)	31	4,091
Net income	—	349	—	1	350
Other comprehensive income	—	—	11	—	11
Contributions	9	—	—	—	9
Distributions	—	(471)	—	(1)	(472)
Balance, December 31, 2009	2,430	1,577	(49)	31	3,989
Net income	—	361	—	—	361
Other comprehensive income	—	—	20	—	20
Repurchase of preferred securities of subsidiary	—	—	—	(2)	(2)
Distributions	—	(114)	—	(1)	(115)
Balance, December 31, 2010	$2,430	$1,824	$(29)	$28	$4,253

The accompanying notes are an integral part of these consolidated financial statements.

MHC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)

	Years Ended December 31,
	2010	2009	2008

Net income	$361	$350	$345

Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) during period-
Before income taxes	4	—	(21)
Income tax (expense) benefit	(2)	—	9
	2	—	(12)
Less realized losses reflected in net income during period-
Before income taxes	—	—	(2)
Income tax benefit	—	—	1
	—	—	(1)
Net unrealized gains (losses)	2	—	(11)

Unrealized gains (losses) on cash flow hedges:
Unrealized losses during period-
Before income taxes	(14)	(77)	(88)
Income tax benefit	6	31	35
	(8)	(46)	(53)
Less realized losses reflected in net income during period-
Before income taxes	(43)	(94)	(6)
Income tax benefit	17	37	3
	(26)	(57)	(3)
Net unrealized gains (losses)	18	11	(50)

Other comprehensive income (loss)	20	11	(61)

Comprehensive income	381	361	284
Comprehensive income attributable to noncontrolling interests	—	1	1

Comprehensive income attributable to MHC	$381	$360	$283

The accompanying notes are an integral part of these consolidated financial statements.

MHC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CAPITALIZATION
(Amounts in millions, except share amounts)

	As of December 31,
	2010		2009
MHC Common shareholder's equity:
Common shares, no par; 1,000 authorized; 1,000 outstanding	$2,430		$2,430
Retained earnings	1,824		1,577
Accumulated other comprehensive loss, net:
Unrealized losses on marketable securities, net of tax of $(6) and $(8)	(9)		(11)
Unrealized losses on cash flow hedges, net of tax of $(14) and $(25)	(20)		(38)
Total MHC shareholder's equity	4,225	59.4%	3,958	57.8%
Noncontrolling interests:
MidAmerican Energy preferred securities (100,000,000 shares authorized);
cumulative shares outstanding not subject to mandatory redemption:
$3.30 Series, 49,451 shares	5		5
$3.75 Series, 38,305 shares	4		4
$3.90 Series, 32,630 shares	3		3
$4.20 Series, 22,461 and 47,362 shares	3		5
$4.35 Series, 39,775 and 49,945 shares	4		5
$4.40 Series, 35,697 shares	3		3
$4.80 Series, 49,898 shares	5		5
Noncontrolling interests in MidAmerican Energy subsidiary	1		1
Total noncontrolling interests	28	0.4%	31	0.4%
Long-term debt, excluding current portion:
MidAmerican Energy:
Variable-rate tax-exempt obligation series (2010- 0.43%, 2009- 0.40%):
Due 2016	34		34
Due 2017	4		4
Due 2023, issued in 1993	7		7
Due 2023, issued in 2008	57		57
Due 2024	35		35
Due 2025	13		13
Due 2038	45		45
Notes:
5.65% Series, due 2012	400		400
5.125% Series, due 2013	275		275
4.65% Series, due 2014	350		350
5.95% Series, due 2017	250		250
5.3% Series, due 2018	350		350
6.75% Series, due 2031	400		400
5.75% Series, due 2035	300		300
5.8% Series, due 2036	350		350
Obligations under capital leases	1		2
Unamortized debt premium and discount, net	(6)		(7)
Total long-term debt, excluding current portion	2,865	40.2%	2,865	41.8%
Total capitalization	$7,118	100.0%	$6,854	100.0%

The accompanying notes are an integral part of these consolidated financial statements.

MHC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    Company Organization

MHC Inc. ("MHC") is an Iowa corporation with MidAmerican Funding, LLC ("MidAmerican Funding") as its sole shareholder. MidAmerican Funding is an Iowa limited liability company with MidAmerican Energy Holdings Company ("MEHC") as its sole member. MEHC is a consolidated subsidiary of Berkshire Hathaway Inc. ("Berkshire Hathaway"). MHC constitutes substantially all of MidAmerican Funding's assets, liabilities and business activities except those related to MidAmerican Funding's long-term debt securities. MHC's principal subsidiary is MidAmerican Energy Company ("MidAmerican Energy"), a public utility with electric and natural gas operations. Direct wholly owned nonregulated subsidiaries of MHC are Midwest Capital Group, Inc. and MEC Construction Services Co.

(2)    Summary of Significant Accounting Policies

In addition to the following significant accounting policies, refer to Note 2 of MidAmerican Energy's Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for significant accounting policies of MHC.

Basis of Consolidation and Presentation

The Consolidated Financial Statements include the accounts of MHC and the subsidiaries in which it held a controlling financial interest as of the date of the financial statement. Intercompany accounts and transactions have been eliminated, other than those between rate-regulated operations. MHC has evaluated subsequent events through February 28, 2011, which is the date the Consolidated Financial Statements were issued.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired when MidAmerican Funding purchased MHC. MHC evaluates goodwill for impairment at least annually and completed its annual review as of October 31. Evaluating goodwill for impairment involves a two-step process. The first step is to estimate the fair value of the reporting unit. If the carrying amount of a reporting unit, including goodwill, exceeds the estimated fair value, a second step is performed. Under the second step, the identifiable assets, including identifiable intangible assets, and liabilities of the reporting unit are estimated at fair value as of the current testing date. The excess of the estimated fair value of the reporting unit over the estimated fair value of net assets establishes the implied value of goodwill. The excess of the recorded goodwill over the implied value is charged to earnings as an impairment loss. A significant amount of judgment is required in estimating the fair value of the reporting unit and performing goodwill impairment tests. MHC uses a variety of methods to estimate fair value, principally discounted projected future net cash flows. Key assumptions used include, but are not limited to, the use of estimated future cash flows; earnings before interest, taxes, depreciation and amortization multiples; and an appropriate discount rate. In estimating cash flows, MHC incorporates current market information, as well as historical factors. As such, the determination of fair value incorporates significant unobservable inputs. During 2010, 2009 and 2008, MHC did not record any goodwill impairments.

(3)    Jointly Owned Utility Facilities

Refer to Note 3 of MidAmerican Energy's Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

(4)    Regulatory Matters

Refer to Note 4 of MidAmerican Energy's Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

(5)    Fair Value Measurements

Refer to Note 5 of MidAmerican Energy's Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

(6)    Risk Management and Hedging Activities

Refer to Note 6 of MidAmerican Energy's Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

(7)    Investments and Nonregulated Property, Net

Investments and nonregulated property, net consists of the following amounts as of December 31 (in millions):

	2010	2009

Nuclear decommissioning trusts	$295	$264
Rabbi trusts	156	146
Auction rate securities	20	16
Non-utility property, net of accumulated depreciation of $12 and $10, respectively	29	30
Coal transportation property, net of accumulated depreciation of $4 and $4, respectively	8	8
Other	8	8
Total	$516	$472

In addition to the following discussion, refer to Note 7 of MidAmerican Energy's Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding the investments included in the table above. In addition to assets of MidAmerican Energy, non-utility property, net includes a corporate aircraft owned by MHC.

(8)    Preferred Securities

Refer to Note 8 of MidAmerican Energy's Notes to Consolidated Financial Statements in Item 8 of this Form 10-K. Preferred securities are included in noncontrolling interests on the Consolidated Balance Sheets.

(9)    Long-Term Debt

Refer to Note 9 of MidAmerican Energy's Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

(10)    Short-Term Debt and Revolving Credit Facilities

Refer to Note 10 of MidAmerican Energy's Notes to Consolidated Financial Statements. In addition to MidAmerican Energy's credit facilities, MHC has a $4 million unsecured credit facility, which expires in June 2011 and has a variable interest rate based on LIBOR plus a spread. As of December 31, 2010 and 2009, there were no borrowings outstanding under this credit facility. As of December 31, 2010, MHC was in compliance with the covenants of its revolving credit facility.

(11)    Asset Retirement Obligations

Refer to Note 11 of MidAmerican Energy's Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

(12)    Employee Benefit Plans

Refer to Note 12 of MidAmerican Energy's Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding MHC's pension, supplemental retirement and postretirement benefit plans.

Pension and postretirement costs allocated by MHC to its parent and other affiliates in each of the years ended December 31, were as follows (in millions):

	2010	2009	2008

Pension costs	$7	$8	$10
Other postretirement costs	(1)	—	1

(13)    Income Taxes

MHC's income tax (benefit) expense consists of the following for the years ended December 31 (in millions):

	2010	2009	2008
Current:
Federal	$(160)	$(205)	$(91)
State	(28)	(25)	18
	(188)	(230)	(73)
Deferred:
Federal	130	214	209
State	14	(9)	(7)
	144	205	202

Investment tax credits	(2)	(2)	(2)
Total	$(46)	$(27)	$127

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense is as follows for the years ended December 31:

	2010	2009	2008

Federal statutory income tax rate	35%	35%	35%
Amortization of investment tax credit	(1)	(1)	(1)
State income tax, net of federal income tax benefit	7	7	6
Renewable electricity production tax credits	(26)	(22)	(10)
Income tax method changes	(20)	(17)	—
Effects of ratemaking	(10)	(9)	(2)
Resolution of potential tax matter	(1)	(2)	(1)
Other, net	1	1	—
Effective federal and state income tax rate	(15)%	(8)%	27%

MidAmerican Energy's wind-powered generating facilities are eligible for federal renewable electricity production tax credits for 10 years from the date that the facilities were placed in-service.

MidAmerican Energy changed the methods by which it determines current income tax deductions for administrative and general costs ("A&G Deduction") and repair costs ("Repairs Deduction") related to certain of its regulated utility assets. These changes result in current deductibility for those costs, which are capitalized for book purposes. MidAmerican Energy was allowed to retroactively apply the method changes and deduct amounts related to prior years' costs on the tax return that includes the year of change. State utility rate regulation in Iowa requires that the tax effect of certain temporary differences be flowed through immediately to customers. Therefore, amounts that would otherwise have been recognized in income tax expense have been included as changes in regulatory assets. This treatment of such temporary differences impacts income tax expense and effective tax rates from year to year. Accordingly, MidAmerican Energy's A&G Deduction computed for tax years prior to 2010 resulted in the recognition of $44 million of net tax benefits in earnings for the year ended December 31, 2010. Additionally, earnings for the year ended December 31, 2010, reflect $17 million of net tax benefits recognized in connection with the Repairs Deduction for tax years prior to 2010 related to MidAmerican Energy's regulated natural gas utility assets and jointly owned regulated electric utility assets for which data was not available in 2009. The Repairs Deduction for prior tax years related to the majority of MidAmerican Energy's regulated electric utility assets resulted in the recognition of $55 million of net tax benefits in earnings for the year ended December 31, 2009. Additionally, regulatory assets increased $88 million and $95 million for the 2010 and 2009 method changes, respectively, in recognition of MidAmerican Energy's ability to recover increased tax expense when such temporary differences reverse. The ongoing impact of these method changes, along with other items recognized currently in income tax expense as the result of ratemaking, is reflected in the effects of ratemaking line above.

MHC's net deferred income tax liability consists of the following as of December 31 (in millions):

	2010	2009
Deferred income tax assets:
Regulatory liabilities	$303	$303
Employee benefits	73	94
Nuclear reserves and decommissioning	7	7
Unrealized losses, net	28	34
Fuel cost recoveries	4	7
Uncertain tax benefits	13	11
Asset retirement obligations	91	88
State net operating losses	7	12
Other	96	42
Total deferred income tax assets	622	598

Deferred income tax liabilities:
Depreciable property	(1,215)	(1,122)
Regulatory assets(1)	(755)	(511)
Other	(15)	(10)
Total deferred income tax liabilities	(1,985)	(1,643)

Net deferred income tax liability	$(1,363)	$(1,045)

Reflected as:
Current assets - other	$7	$8
Deferred income taxes	(1,370)	(1,053)
	$(1,363)	$(1,045)

(1)
Includes $372 million and $235 million of deferred tax liabilities associated with utility plant as of December 31, 2010 and 2009, respectively, for which the income tax benefits were previously flowed through to customers and that will be included in regulated rates when the temporary differences reverse.

As of December 31, 2010, MHC has available $7 million of state carryforwards, principally for net operating losses, that expire at various intervals between 2014 and 2030.

The United States Internal Revenue Service has closed examination of MEHC's income tax returns through February 2006, including components related to MHC. In addition, state jurisdictions have closed examination of MHC's income tax returns through at least 2003.

As of December 31, 2010 and 2009, net unrecognized tax benefits totaled $80 million and $44 million, respectively, which included $78 million and $33 million, respectively, of unrecognized tax positions, if recognized, would have an impact on the effective tax rate. The remaining unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility. Recognition of these tax benefits, other than applicable interest and penalties, would not affect MHC's effective tax rate.

The following table reconciles the beginning and ending balances of MHC's net unrecognized tax benefits for the years ended December 31 (in millions):

	2010	2009

Beginning balance	$44	$41
Additions based on tax positions related to the current year	(2)	(1)
Additions for tax positions of prior years	44	18
Reductions for tax positions of prior years	(2)	(6)
Statute of limitations	(6)	(6)
Settlements	—	(1)
Interest and penalties	2	(1)
Ending balance	$80	$44

In January 2011, the governor of Illinois signed into law a bill increasing the Illinois state corporate income tax rate from the current 7.3% to 9.5% for the period January 1, 2011 through December 31, 2014, dropping to 7.75% through December 31, 2024, and reverting to 7.3% thereafter. The law also suspends through 2014 the use of net operating loss carryforward balances.  MHC is evaluating the impact of these changes but does not believe they will have a material impact on its consolidated financial statements.

(14)    Commitments and Contingencies

Refer to Note 14 of MidAmerican Energy's Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

Legal Matters

MHC is party to a variety of legal actions arising out of the normal course of business. Plaintiffs occasionally seek punitive or exemplary damages. MHC does not believe that such normal and routine litigation will have a material impact on its consolidated financial results.

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

Regulated electric operating revenue and operating income for 2009 decreased principally due to lower wholesale sales prices and reductions in wholesale and retail sales volumes. Income tax (benefit) expense in 2010 and 2009 for the regulated electric and gas operating segments reflect the effect of lower pre-tax income, as well as the impact of the tax accounting method changes discussed in Note 13.

The following tables provide information on an operating segment basis (in millions):

	Years Ended December 31,
	2010	2009	2008
Operating revenue:
Regulated electric	$1,779	$1,715	$2,030
Regulated gas	852	857	1,377
Nonregulated energy	1,179	1,121	1,293
Other	5	6	15
Total operating revenue	$3,815	$3,699	$4,715

Depreciation and amortization:
Regulated electric	$309	$301	$248
Regulated gas	35	34	33
Total depreciation and amortization	$344	$335	$281

Operating income:
Regulated electric	$319	$331	$470
Regulated gas	64	70	66
Nonregulated energy	76	67	51
Other	1	1	3
Total operating income	$460	$469	$590

Interest and dividend income:
Regulated electric	$1	$—	$4
Regulated gas	—	—	1
Other	—	—	1
Total interest and dividend income	1	—	6
Eliminations	—	—	(1)
Consolidated	$1	$—	$5

Fixed charges:
Regulated electric	$136	$139	$123
Regulated gas	18	18	19
Other	—	1	3
Total fixed charges	154	158	145
Eliminations	—	—	(1)
Consolidated	$154	$158	$144

Income tax expense (benefit):
Regulated electric	$(84)	$(76)	$90
Regulated gas	5	22	21
Nonregulated energy	30	27	15
Other	3	—	1
Total income taxes	$(46)	$(27)	$127

Net income attributable to MHC:
Regulated electric	$268	$275	$285
Regulated gas	45	35	27
Nonregulated energy	44	39	30
Other	4	—	2
Total net income attributable to MHC	$361	$349	$344

	As of December 31,
	2010	2009	2008
Capital expenditures:
Regulated electric	$299	$325	$1,411
Regulated gas	44	43	82
Nonregulated energy	—	1	1
Other	1	1	1
Total capital expenditures	$344	$370	$1,495

Total assets:
Regulated electric	$8,971	$8,621	$8,488
Regulated gas	1,111	1,035	1,051
Nonregulated energy	197	221	251
Other	45	27	283
Total assets	$10,324	$9,904	$10,073

Goodwill resulting from past business combinations is not amortized. Periodically, such balances are evaluated for possible impairment. Based on MHC's annual goodwill impairment tests completed as of October 31, 2010, no impairment was indicated for goodwill. Goodwill by reportable segment as of December 31, 2010 and 2009 was as follows (in millions):

Regulated electric	$1,191
Regulated gas	79
Total	$1,270

(16)    Related Party Transactions

The companies identified as affiliates of MHC are Berkshire Hathaway and its subsidiaries, including MEHC and its subsidiaries. The basis for the following transactions is provided for in service agreements between MHC and the affiliates.

MHC is reimbursed for charges incurred on behalf of its affiliates. The majority of these reimbursed expenses are for allocated employee wages and benefits, insurance, building rent, computer costs, administrative services, travel expenses, and general and administrative expenses: including treasury, legal and accounting functions. The amount of such reimbursements was $43 million, $51 million and $53 million for 2010, 2009 and 2008, respectively.

MHC reimbursed MEHC in the amount of $15 million, $17 million and $17 million in 2010, 2009 and 2008, respectively, for its share of corporate expenses.

Northern Natural Gas Company ("NNG"), a wholly owned subsidiary of MEHC, is one of MidAmerican Energy's suppliers of natural gas transportation and storage capacity. MidAmerican Energy's net purchases of natural gas transportation and storage capacity from NNG totaled $58 million, $55 million and $52 million in 2010, 2009 and 2008, respectively.

MHC has a $300 million revolving credit arrangement carrying interest at the 30-day LIBOR rate plus a spread to borrow from MEHC. Outstanding balances are unsecured and due on demand. The outstanding balance was $14 million at an interest rate of 0.515% as of December 31, 2010, and $254 million at an interest rate of 0.485% as of December 31, 2009, and is reflected as note payable to affiliate on the Consolidated Balance Sheet.

MEHC has a $100 million revolving credit arrangement carrying interest at the 30-day LIBOR rate plus a spread to borrow from MHC. Outstanding balances are unsecured and due on demand. There were no borrowings outstanding throughout 2009 and 2008.

MHC settles all obligations of MidAmerican Funding including primarily interest costs on MidAmerican Funding's long-term debt. Net amounts paid by MHC on behalf of MidAmerican Funding totaled $21 million, $200 million and $27 million for 2010, 2009 and 2008, respectively.

MHC had accounts receivable from affiliates of $22 million and $5 million as of December 31, 2010 and 2009, respectively, that are reflected in receivables, net and receivable from affiliate on the Consolidated Balance Sheets. MHC also had accounts payable to affiliates of $8 million and $13 million as of December 31, 2010 and 2009, respectively, that are included in accounts payable on the Consolidated Balance Sheets.

In 2009, MHC paid a dividend totaling $471 million to MidAmerican Funding in the form of its receivable from MidAmerican Funding. Additionally in 2009, MidAmerican Funding contributed corporate aircraft, including related deferred income taxes, totaling $9 million to MHC.

MHC recognizes the full amount of the funded status for its pension and postretirement plans, and amounts attributable to MHC's affiliates that have not previously been recognized through income are recognized as an intercompany balance with such affiliates. MHC adjusts these balances when changes to the funded status of the respective plans are recognized and does not intend to settle the balances currently. Amounts receivable from affiliates attributable to the funded status of employee benefit plans totaled $9 million and $11 million as of December 31, 2010 and 2009, respectively, and similar amounts payable to affiliates totaled $14 million and $13 million, as of December 31, 2010 and 2009, respectively. See Note 12 for further information pertaining to pension and postretirement accounting.

(17)    Non-Operating Other, Net

Non-operating income - other, net; as shown on the Consolidated Statements of Operations, includes the following other income and (expense) items for the years ended December 31 (in millions):

	2010	2009	2008

Corporate-owned life insurance income	$8	$10	$—
Reduction of environmental contingencies	5	—	—
Gains on sales of assets and other investments	—	2	—
Income from energy projects and venture capital investments	—	—	1
Impairment of assets	(8)	(1)	(5)
Other, net	(1)	1	—
Total	$4	$12	$(4)

In 2010, MHC recorded $5 million of income from the reduction of environmental contingencies related to its past divestiture of an oil and gas company for which MHC has determined its future liability is no longer probable. MidAmerican Energy recorded impairment losses of $8 million in 2010 for an asset held for sale and $5 million in 2008 for its investment in auction rate securities. Refer to Note 7 for further discussion of MidAmerican Energy's investment in auction rate securities.

Item 15(a)(2)    Financial Statement Schedules

SCHEDULE I

MIDAMERICAN FUNDING, LLC
PARENT COMPANY ONLY
CONDENSED BALANCE SHEETS
(Amounts in millions)

	As of December 31,
	2010	2009
ASSETS
Current assets:
Receivables from affiliates	$5	$9

Investments in and advances to subsidiaries	4,225	3,958

Total assets	$4,230	$3,967

LIABILITIES AND MEMBER'S EQUITY
Current liabilities:
Interest accrued and other current liabilities	$13	$13
Current portion of long-term debt	200	—

Payable to affiliate	17	—
Long-term debt	325	525
Other	2	1

Total liabilities	557	539

Member's equity:
Paid-in capital	1,679	1,679
Retained earnings	2,023	1,798
Accumulated other comprehensive loss, net	(29)	(49)
Total member's equity	3,673	3,428

Total liabilities and member's equity	$4,230	$3,967

The notes to MidAmerican Funding, LLC's consolidated financial statements are an integral part of this financial statement schedule.

SCHEDULE I

MIDAMERICAN FUNDING, LLC
PARENT COMPANY ONLY
CONDENSED STATEMENTS OF OPERATIONS
(Amounts in millions)

	Years Ended December 31,
	2010	2009	2008

Equity in undistributed earnings of subsidiaries	$361	$349	$344
Interest on long-term debt	36	38	47
Income before income taxes	325	311	297
Income tax benefit	(15)	(16)	(20)
Net income	$340	$327	$317

The notes to MidAmerican Funding, LLC's consolidated financial statements are an integral part of this financial statement schedule.

MIDAMERICAN FUNDING, LLC
PARENT COMPANY ONLY
CONDENSED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2010	2009	2008

Net cash flows from operating activities	$(21)	$(25)	$(27)

Net cash flows from investing activities:
Dividend from subsidiary	114	—	—
Net cash flows from investing activities	114	—	—

Net cash flows from financing activities:
Dividends paid	(114)	—	—
Repayment of long-term debt	—	(175)	—
Net change in amounts receivable from/payable to subsidiary	21	200	27
Net cash flows from financing activities	(93)	25	27

Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of year	—	—	—
Cash and cash equivalents at end of year	$—	$—	$—

The notes to MidAmerican Funding, LLC's consolidated financial statements are an integral part of this financial statement schedule.

SCHEDULE I

MIDAMERICAN FUNDING, LLC
PARENT COMPANY ONLY
NOTES TO CONDENSED FINANCIAL STATEMENTS

Incorporated by reference are MidAmerican Funding, LLC and Subsidiaries Consolidated Statements of Changes in Equity and Consolidated Statements of Comprehensive Income for the three years ended December 31, 2010, and the related Consolidated Statements of Capitalization as of December 31, 2010 and 2009, in Part II, Item 8.

Basis of Presentation - The condensed financial information of MidAmerican Funding, LLC's ("MidAmerican Funding's") investments in subsidiaries is presented under the equity method of accounting. Under this method, the assets and liabilities of subsidiaries are not consolidated. The investments in and advances to subsidiaries are recorded on the Condensed Balance Sheets. The income from operations of the subsidiaries is reported on a net basis as equity in undistributed earnings of subsidiary companies on the Condensed Statements of Operations.

Payable to Affiliate - MHC, Inc. ("MHC") settles all obligations of MidAmerican Funding including primarily interest costs on MidAmerican Funding's long-term debt. Net amounts paid by MHC on behalf of MidAmerican Funding totaled $21 million, $200 million and $27 million for 2010, 2009 and 2008, respectively.

Condensed Statements of Cash Flows Supplemental Disclosure - In 2009, MidAmerican Funding received a dividend of $471 million in the form of MHC's receivable from MidAmerican Funding. Additionally in 2009, MEHC contributed corporate aircraft, including related deferred income taxes, totaling $9 million to MidAmerican Funding, which was then contributed to MHC.

See the notes to the consolidated MidAmerican Funding financial statements in Part II, Item 8 for other disclosures.

SCHEDULE I

MHC INC.
PARENT COMPANY ONLY
CONDENSED BALANCE SHEETS
(Amounts in millions)

	As of December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$1	$1
Receivables from affiliates	1	—

Receivable from parent	17	—
Investments and nonregulated property, net	19	19
Goodwill	1,270	1,270
Investments in and advances to subsidiaries	2,947	2,951

Total assets	$4,255	$4,241

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Payables to affiliates	$24	$277

Deferred income taxes	6	5
Other	—	1

Total liabilities	30	283

Shareholder's equity:
Paid-in capital	2,430	2,430
Retained earnings	1,824	1,577
Accumulated other comprehensive loss, net	(29)	(49)
Total shareholder's equity	4,225	3,958

Total liabilities and shareholder's equity	$4,255	$4,241

The notes to MHC Inc.'s consolidated financial statements are an integral part of this financial statement schedule.

SCHEDULE I

MHC INC.
PARENT COMPANY ONLY
CONDENSED STATEMENTS OF OPERATIONS
(Amounts in millions)

	Years Ended December 31,
	2010	2009	2008

Operating revenue	$2	$—	$—
Equity in undistributed earnings of subsidiaries	361	350	345
Other interest expense	1	1	2
Income before income taxes	362	349	343
Income tax expense (benefit)	1	—	(1)
Net income	$361	$349	$344

The notes to MHC Inc.'s consolidated financial statements are an integral part of this financial statement schedule.

MHC INC.
PARENT COMPANY ONLY
CONDENSED STATEMENTS OF CASH FLOWS
(Amounts in millions)

	Years Ended December 31,
	2010	2009	2008

Net cash flows from operating activities	$—	$—	$(1)

Net cash flows from investing activities:
Dividend from subsidiary	375	—	—
Net cash flows from investing activities	375	—	—

Net cash flows from financing activities:
Dividends paid	(114)	—	—
Net change in amounts payable to subsidiaries	—	6	2
Net change in amounts receivable from/payable to parent	(21)	(200)	(27)
Net change in note payable to MidAmerican Energy Holdings Company	(240)	195	25
Net cash flows from financing activities	(375)	1	—

Net change in cash and cash equivalents	—	1	(1)
Cash and cash equivalents at beginning of year	1	—	1
Cash and cash equivalents at end of year	$1	$1	$—

The notes to MHC Inc.'s consolidated financial statements are an integral part of this financial statement schedule.

SCHEDULE I

MHC INC.
PARENT COMPANY ONLY
NOTES TO CONDENSED FINANCIAL STATEMENTS

Incorporated by reference are MHC Inc. and Subsidiaries Consolidated Statements of Changes in Equity and Consolidated Statements of Comprehensive Income for the three years ended December 31, 2010, and the related Consolidated Statements of Capitalization as of December 31, 2010 and 2009, in Part IV, Item 15(c).

Basis of Presentation - The condensed financial information of MHC Inc.'s ("MHC's") investments in subsidiaries is presented under the equity method of accounting. Under this method, the assets and liabilities of subsidiaries are not consolidated. The investments in and advances to subsidiaries are recorded on the Condensed Balance Sheets. The income from operations of the subsidiaries is reported on a net basis as equity in undistributed earnings of subsidiary companies on the Condensed Statements of Operations.

Receivable from Parent - MHC settles all obligations of MidAmerican Funding, LLC ("MidAmerican Funding") including primarily interest costs on MidAmerican Funding's long-term debt. Net amounts paid by MHC on behalf of MidAmerican Funding totaled $21 million, $200 million and $27 million for 2010, 2009 and 2008, respectively.

Condensed Statements of Cash Flows Supplemental Disclosure - In 2010, MHC received as a dividend from one of its subsidiaries $10 million of the subsidiary's receivable from MHC. In 2009, MHC paid a dividend totaling $471 million to MidAmerican Funding in the form of its receivable from MidAmerican Funding. Additionally in 2009, MidAmerican Funding contributed corporate aircraft, including related deferred income taxes, totaling $9 million to MHC.

See the notes to the consolidated MHC financial statements in Part IV, Item 15(c) for other disclosures.

SCHEDULE II

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2010
(Amounts in millions)

	Column B	Column C		Column E
	Balance at	Additions		Balance
Column A	Beginning	Charged	Column D	at End
Description	of Year	to Income	Deductions	of Year

Reserves Deducted From Assets To Which They Apply:
Reserve for uncollectible accounts receivable:

Year ended 2010	$9	$11	$(8)	$12

Year ended 2009	$8	$12	$(11)	$9

Year ended 2008	$9	$12	$(13)	$8

Reserves Not Deducted From Assets(1):

Year ended 2010	$9	$4	$(5)	$8

Year ended 2009	$9	$4	$(4)	$9

Year ended 2008	$12	$2	$(5)	$9

(1)	Reserves not deducted from assets include estimated liabilities for losses retained by MidAmerican Energy for workers compensation, public liability and property damage claims.

SCHEDULE II

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
MHC INC. AND SUBSIDIARIES
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2010
(Amounts in millions)

	Column B	Column C		Column E
	Balance at	Additions		Balance
Column A	Beginning	Charged	Column D	at End
Description	of Year	to Income	Deductions	of Year

Reserves Deducted From Assets To Which They Apply:
Reserve for uncollectible accounts receivable:

Year ended 2010	$9	$11	$(8)	$12

Year ended 2009	$8	$12	$(11)	$9

Year ended 2008	$9	$12	$(13)	$8

Reserves Not Deducted From Assets (1):

Year ended 2010	$9	$4	$(5)	$8

Year ended 2009	$9	$4	$(4)	$9

Year ended 2008	$12	$2	$(5)	$9

(1)	Reserves not deducted from assets include primarily estimated liabilities for losses retained by MidAmerican Funding and MHC for workers compensation, public liability and property damage claims.

SIGNATURES

MIDAMERICAN ENERGY

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDAMERICAN ENERGY COMPANY
(Registrant)

Date: February 28, 2011	/s/ William J. Fehrman
William J. Fehrman
President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signatures	Title	Date

/s/William J. Fehrman	President, Chief Executive Officer and Director	February 28, 2011
William J. Fehrman	(principal executive officer)

/s/Thomas B. Specketer	Vice President, Controller and Director	February 28, 2011
Thomas B. Specketer	(principal financial and accounting officer)

/s/Steven R. Weiss	Senior Vice President and Director	February 28, 2011
Steven R. Weiss

MIDAMERICAN FUNDING, LLC

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDAMERICAN FUNDING, LLC
(Registrant)

Date: February 28, 2011	/s/ Gregory E. Abel
Gregory E. Abel
President
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signatures	Title	Date

/s/Gregory E. Abel	President	February 28, 2011
Gregory E. Abel	(principal executive officer)

/s/Thomas B. Specketer	Vice President and Controller	February 28, 2011
Thomas B. Specketer	(principal financial and accounting officer)

/s/Patrick J. Goodman	Manager	February 28, 2011
Patrick J. Goodman

/s/Sandra Hatfield Clubb	Manager	February 28, 2011
Sandra Hatfield Clubb

/s/Douglas L. Anderson	Manager	February 28, 2011
Douglas L. Anderson

/s/William J. Fehrman	Manager	February 28, 2011
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

MidAmerican Funding

3.1	Articles of Organization of MidAmerican Funding, LLC (Filed as Exhibit 3.1 to MidAmerican Funding's Registration Statement on Form S-4, Registration No. 333-90553.)

3.2	Operating Agreement of MidAmerican Funding, LLC (Filed as Exhibit 3.2 to MidAmerican Funding's Registration Statement on Form S-4, Registration No. 333-90553.)

4.1
Indenture, dated as of March 11, 1999, by and between MidAmerican Funding, LLC and IBJ Whitehall Bank & Trust Company, as Trustee (Filed as Exhibit 4.1 to MidAmerican Funding's Registration Statement on Form S-4, Registration No. 333-90553.)

4.2
First Supplemental Indenture, dated as of March 11, 1999, by and between MidAmerican Funding, LLC and IBJ Whitehall Bank & Trust Company, as Trustee (Filed as Exhibit 4.2 to MidAmerican Funding's Registration Statement on Form S-4, Registration No. 333-90553.)

4.3
Second Supplemental Indenture, dated as of March 1, 2001, by and between MidAmerican Funding, LLC and The Bank of New York, as Trustee (Filed as Exhibit 4.4 to MidAmerican Funding's Registration Statement on Form S-3, Registration No. 333-56624.)

4.4
Registration Rights Agreement, dated March 9, 1999, by and among MidAmerican Funding, LLC, Credit Suisse First Boston Corporation, Lehman Brothers, Inc., Goldman Sachs & Co. and Merrill Lynch & Co. (Filed as Exhibit 4.2 to MidAmerican Funding's Registration Statement on Form S-4, Registration No. 333-90553.)

14
Code of Ethics for Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. (Filed as Exhibit 14.2 to MidAmerican Funding's Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 333-90553.)

MidAmerican Energy and MidAmerican Funding

4.1
Indenture dated as of December 1, 1996, between MidAmerican Energy and The First National Bank of Chicago, as Trustee. (Filed as Exhibit 4(l) to MidAmerican Energy's Registration Statement on Form S-3, Registration No. 333-15387.)

4.2
First Supplemental Indenture, dated as of February 8, 2002, by and between MidAmerican Energy Company and The Bank of New York, as Trustee. (Filed as Exhibit 4.3 to MidAmerican Energy's Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 333-15387.)

4.3
Second Supplemental Indenture, dated as of January 14, 2003, by and between MidAmerican Energy Company and The Bank of New York, as Trustee. (Filed as Exhibit 4.2 to MidAmerican Energy's Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 333-15387.)

4.4
Third Supplemental Indenture, dated as of October 1, 2004, by and between MidAmerican Energy Company and The Bank of New York, as Trustee. (Filed as Exhibit 4.1 to MidAmerican Energy's Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 333-15387.)

4.5
Fourth Supplemental Indenture, dated November 1, 2005, by and between MidAmerican Energy Company and the Bank of New York Trust Company, NA, as Trustee. (Filed as Exhibit 4.1 to MidAmerican Energy's Annual Report on Form 10-K for the year ended December 31, 2005, Commission File No. 333-15387.)

4.6
Indenture, dated as of October 1, 2006 - Senior Debt Securities between MidAmerican Energy Company and The Bank of New York Trust Company, N.A., as Trustee (Filed as Exhibit 4.1 to MidAmerican Energy's Quarterly Report on Form 10-Q dated September 30, 2006, Commission File No. 333-15387.)

4.7
First Supplemental Indenture, dated as of October 6, 2006 - 5.800% Notes due 2036 between MidAmerican Energy Company and The Bank of New York Trust Company, N.A., as Trustee (Filed as Exhibit 4.2 to MidAmerican Energy's Quarterly Report on Form 10-Q dated September 30, 2006, Commission File No. 333-15387.)

4.8
Second Supplemental Indenture, dated as of June 29, 2007 - 5.65% Notes due 2012 and 5.95% Notes due 2017, between MidAmerican Energy Company and The Bank of New York Trust Company, N.A., as Trustee (Filed as Exhibit 4.1 to MidAmerican Energy's Current Report on Form 8-K dated June 29, 2007, Commission File No. 1-11505.)

4.9
Third Supplemental Indenture, dated as of March 25, 2008 - 5.30% Notes due 2018, between MidAmerican Energy Company and The Bank of New York Trust Company, N.A., as Trustee (Filed as Exhibit 4.1 to MidAmerican Energy's Current Report on Form 8-K dated March 25, 2008, Commission File No. 1-11505.)

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

10.3
Amended and Restated Credit Agreement among MidAmerican Energy Company, the lending institutions party hereto, as banks, JPMorgan Chase Bank, N.A., as Administrative Agent, Union Bank of California, N.A., as Syndication Agent, and The Royal Bank of Scotland plc, ABN Amro Bank N.V. and BNP Paribas, as Co-Documentation Agents, dated as of July 6, 2006. (Filed as Exhibit 10.1 to MidAmerican Energy's Quarterly Report on Form 10-Q dated June 30, 2006, Commission File No. 333-15387.)

10.4
First Amendment, dated as of April 15, 2009, to the Amended and Restated Credit Agreement among MidAmerican Energy Company, the lending institutions party hereto, as banks, JPMorgan Chase Bank, N.A., as Administrative Agent, Union Bank of California, N.A., as Syndication Agent, and The Royal Bank of Scotland plc, ABN Amro Bank N.V. and BNP Paribas, as Co-Documentation Agents, dated as of July 6, 2006. (Filed as Exhibit 10.1 to MidAmerican Funding's and MidAmerican Energy's joint Quarterly Report on Form 10-Q dated March 31, 2009, Commission File Nos. 333-90553 and 333-15387.)

10.5
Stipulation and Agreement Dated December 20, 2004, in Regard to MidAmerican Energy Company Ratemaking Principles for the 2005 Wind Expansion Project, approved by the Iowa Utilities Board on January 31, 2005. (Filed as Exhibit 10.2 to MidAmerican Energy's Quarterly Report on Form 10-Q dated June 30, 2006, Commission File No. 333-15387.)

10.6
Stipulation and Agreement Dated December 14, 2005, in Regard to MidAmerican Energy Company Ratemaking Principles for the 2006-2007 Wind Expansion Project, approved by the Iowa Utilities Board on April 18, 2006. (Filed as Exhibit 10.3 to MidAmerican Energy's Quarterly Report on Form 10-Q dated June 30, 2006, Commission File No. 333-15387.)

10.7
Stipulation and Agreement Dated March 23, 2007, in Regard to MidAmerican Energy Company Ratemaking Principles for “Wind IV Iowa Projects”, approved by the Iowa Utilities Board on July 27, 2007. (Filed as Exhibit 10.1 to MidAmerican Funding's and MidAmerican Energy's joint Quarterly Report on Form 10-Q dated June 30, 2007, Commission File Nos. 333-90553 and 333-15387, respectively.)

Note:
Pursuant to (b) (4) (iii) (A) of Item 601 of Regulation S-K, MidAmerican Energy has not filed as an exhibit to this Form 10-K certain instruments with respect to long-term debt not registered in which the total amount of securities authorized there under does not exceed 10% of total assets of MidAmerican Energy, but hereby agrees to furnish to the Commission on request any such instruments.