Form 10-Q
period 2011-03-31
MIDAMERICAN ENERGY CO; MIDAMERICAN FUNDING LLC
filed 2011-05-06
CIK 928576, 1098296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

or

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
Yes  ☐            No  ☒

All of the member's equity of MidAmerican Funding, LLC was held by its parent company, MidAmerican Energy Holdings Company as of April 30, 2011.

All common stock of MidAmerican Energy Company is held by its parent company, MHC Inc., which is a direct, wholly owned subsidiary of MidAmerican Funding, LLC. As of April 30, 2011, 70,980,203 shares of MidAmerican Energy Company common stock, without par value, were outstanding.

MidAmerican Funding, LLC and MidAmerican Energy Company separately file this combined Form 10-Q. Information relating to each individual registrant is filed by such registrant on its own behalf. Except for its subsidiaries, MidAmerican Energy Company makes no representation as to information relating to any other subsidiary of MidAmerican Funding, LLC.

TABLE OF CONTENTS

PART I

i

Glossary of Defined Terms

When used in Part I, Items 2 through 4, and Part II, Items 1 through 6, the following terms have the definitions indicated.

Companies
MEHC	MidAmerican Energy Holdings Company
MidAmerican Funding	MidAmerican Funding, LLC
MidAmerican Energy	MidAmerican Energy Company

Certain Industry Terms
AFUDC	Allowance for Funds Used During Construction
Dths	Decatherms
DSM	Demand-side Management
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
GHG	Greenhouse Gases
GHG Reporting	Greenhouse Gases Reporting
GWh	Gigawatt Hours
IUB	Iowa Utilities Board
MISO	Midwest Independent Transmission System Operator, Inc.
MW	Megawatts
NRC	Nuclear Regulatory Commission
Quad Cities Station	Quad Cities Generating Station Units 1 and 2
RCRA	Resource Conservation and Recovery Act

Forward-Looking Statements

This report contains statements that do not directly or exclusively relate to historical facts. These statements are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements can typically be identified by the use of forward-looking words, such as "will," "may," "could," "project," "believe," "anticipate," "expect," "estimate," "continue," "intend," "potential," "plan," "forecast" and similar terms. These statements are based upon MidAmerican Funding's and MidAmerican Energy's current intentions, assumptions, expectations and beliefs and are subject to risks, uncertainties and other important factors. Many of these factors are outside the control of MidAmerican Funding or MidAmerican Energy and could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include, among others:

•	general economic, political and business conditions, as well as changes in laws and regulations affecting MidAmerican Energy's operations or related industries;

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

•
changes in economic, industry, competition or weather conditions, as well as demographic trends, that could affect customer growth and usage, electricity and natural gas supply or MidAmerican Energy's ability to obtain long-term contracts with customers and suppliers;

•
a high degree of variance between actual and forecasted load that could impact MidAmerican Energy's hedging strategy and the cost of balancing its generation resources and wholesale activities with its retail load obligations;

•	performance and availability of MidAmerican Energy's generating facilities, including the impacts of outages and repairs, transmission constraints, weather and operating conditions;

ii

•
changes in prices, availability and demand for both purchases and sales of wholesale electricity, coal, natural gas, other fuel sources and fuel transportation that could have a significant impact on generating capacity and energy costs;

•	the financial condition and creditworthiness of MidAmerican Energy's significant customers and suppliers;

•	changes in business strategy or development plans;

•
availability, terms and deployment of capital, including reductions in demand for investment-grade commercial paper, debt securities and other sources of debt financing and volatility in the London Interbank Offered Rate, the base interest rate for MidAmerican Energy's credit facilities;

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

•	the impact of new accounting guidance or changes in current accounting estimates and assumptions on MidAmerican Funding's or MidAmerican Energy's consolidated financial results;

•	other risks or unforeseen events, including the effects of storms, floods, litigation, wars, terrorism, embargoes and other catastrophic events; and

•
other business or investment considerations that may be disclosed from time to time in MidAmerican Funding's or MidAmerican Energy's filings with the United States Securities and Exchange Commission or in other publicly disseminated written documents.

Further details of the potential risks and uncertainties affecting MidAmerican Funding or MidAmerican Energy are described in their filings with the United States Securities and Exchange Commission, including Part II, Item 1A and other discussions contained in this Form 10-Q. MidAmerican Funding and MidAmerican Energy undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors should not be construed as exclusive.

iii

PART I

Item 1.	Financial Statements

MidAmerican Energy Company and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
MidAmerican Energy Company
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Energy Company and subsidiaries (the "Company") as of March 31, 2011, and the related consolidated statements of operations, cash flows, changes in equity, and comprehensive income for the three-month periods ended March 31, 2011 and 2010. These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and consolidated statement of capitalization (not presented herein) of MidAmerican Energy Company and subsidiary as of December 31, 2010, and the related consolidated statements of operations, cash flows, changes in equity, and comprehensive income for the year then ended (not presented herein); and in our report dated February 28, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2010 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Des Moines, Iowa
May 6, 2011

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	March 31, 2011	December 31, 2010
ASSETS
Utility plant, net:
Electric	$9,471	$9,403
Gas	1,219	1,214
	10,690	10,617
Accumulated depreciation and amortization	(3,925)	(3,849)
	6,765	6,768
Construction work in progress	152	151
Total utility plant, net	6,917	6,919
Current assets:
Cash and cash equivalents	301	203
Receivables, net	373	383
Inventories	124	159
Other	117	110
Total current assets	915	855
Other assets:
Investments and nonregulated property, net	499	490
Regulatory assets	561	578
Other	157	168
Total other assets	1,217	1,236
Total assets	$9,049	$9,010
CAPITALIZATION AND LIABILITIES
Capitalization:
MidAmerican Energy common shareholder's equity	$3,008	$2,931
Preferred securities	27	27
Noncontrolling interests	1	1
Long-term debt, excluding current portion	2,865	2,865
Total capitalization	5,901	5,824
Current liabilities:
Accounts payable	187	250
Taxes accrued	87	103
Interest accrued	36	44
Other	102	114
Total current liabilities	412	511
Other liabilities:
Deferred income taxes	1,404	1,368
Investment tax credits	32	32
Asset retirement obligations	220	216
Regulatory liabilities	745	721
Other	335	338
Total other liabilities	2,736	2,675
Total capitalization and liabilities	$9,049	$9,010

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods Ended March 31,
	2011	2010
Operating revenue:
Regulated electric	$377	$429
Regulated gas	333	387
Nonregulated	269	319
Total operating revenue	979	1,135

Operating costs and expenses:
Regulated:
Cost of fuel, energy and capacity	110	152
Cost of gas sold	242	298
Other operating expenses	101	99
Maintenance	47	49
Depreciation and amortization	85	85
Property and other taxes	30	28
	615	711
Nonregulated:
Cost of sales	245	293
Other	6	6
	251	299
Total operating costs and expenses	866	1,010

Operating income	113	125

Non-operating income:
Allowance for equity funds	2	2
Other, net	3	4
Total non-operating income	5	6

Fixed charges:
Interest on long-term debt	39	39
Other interest expense	1	1
Allowance for borrowed funds	(1)	(1)
Total fixed charges	39	39

Income before income tax expense	79	92
Income tax expense	5	9

Net income	74	83
Preferred dividends	—	—

Earnings on common stock	$74	$83

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three-Month Periods Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$74	$83
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	85	85
Deferred income taxes and amortization of investment tax credits	29	18
Changes in other assets and liabilities	8	8
Other, net	7	(1)
Changes in other operating assets and liabilities:
Receivables, net	10	14
Inventories	35	48
Derivative collateral, net	12	4
Accounts payable	(46)	5
Taxes accrued	(27)	11
Other current assets and liabilities	4	(6)
Net cash flows from operating activities	191	269

Cash flows from investing activities:
Utility construction expenditures	(98)	(69)
Purchases of available-for-sale securities	(29)	(32)
Proceeds from sales of available-for-sale securities	33	29
Other, net	1	2
Net cash flows from investing activities	(93)	(70)

Cash flows from financing activities:
Dividends	—	(125)
Net cash flows from financing activities	—	(125)

Net change in cash and cash equivalents	98	74
Cash and cash equivalents at beginning of period	203	87
Cash and cash equivalents at end of period	$301	$161

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
(Amounts in millions)

	MidAmerican Energy Shareholders' Equity
	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss, Net	Preferred Securities	Noncontrolling Interests	Total Equity

Balance, January 1, 2010	$561	$2,417	$(49)	$30	$1	$2,960
Net income	—	83	—	—	—	83
Other comprehensive loss	—	—	(18)	—	—	(18)
Common dividends	—	(125)	—	—	—	(125)
Balance, March 31, 2010	$561	$2,375	$(67)	$30	$1	$2,900

Balance, January 1, 2011	$562	$2,398	$(29)	$27	$1	$2,959
Net income	—	74	—	—	—	74
Other comprehensive income	—	—	3	—	—	3
Balance, March 31, 2011	$562	$2,472	$(26)	$27	$1	$3,036

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in millions)

	Three-Month Periods Ended March 31,
	2011	2010

Net income	$74	$83

Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) during period-
Before income taxes	1	(3)
Income tax (expense) benefit	—	1
Net unrealized gains (losses)	1	(2)

Unrealized gains (losses) on cash flow hedges:
Unrealized losses during period-
Before income taxes	(1)	(38)
Income tax benefit	1	15
	—	(23)
Less realized losses reflected in net income during period-
Before income taxes	(4)	(11)
Income tax benefit	2	4
	(2)	(7)
Net unrealized gains (losses)	2	(16)

Other comprehensive income (loss)	3	(18)

Comprehensive income	$77	$65

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARIES
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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the Consolidated Financial Statements as of March 31, 2011, and for the three-month periods ended March 31, 2011 and 2010. The results of operations for the three-month period ended March 31, 2011, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in MidAmerican Energy's Annual Report on Form 10-K for the year ended December 31, 2010, describes the most significant accounting policies used in the preparation of the Consolidated Financial Statements. There have been no significant changes in MidAmerican Energy's assumptions regarding significant accounting estimates and policies during the three-month period ended March 31, 2011.

(2)    New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2010-06 ("ASU No. 2010-06"), which amends FASB Accounting Standards Codification ("ASC") Topic 820, "Fair Value Measurements and Disclosures."ASU No. 2010-06 requires disclosure of (a) the amount of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and the reasons for those transfers and (b) gross presentation of purchases, sales, issuances and settlements in the Level 3 fair value measurement rollforward. This guidance clarifies that existing fair value measurement disclosures should be presented for each class of assets and liabilities. The existing disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements have also been clarified to ensure such disclosures are presented for the Levels 2 and 3 fair value measurements. MidAmerican Energy adopted this guidance as of January 1, 2010, with the exception of the disclosure requirement to present purchases, sales, issuances and settlements gross in the Level 3 fair value measurement rollforward, which MidAmerican Energy adopted as of January 1, 2011. The adoption of this guidance did not have a material impact on MidAmerican Energy's disclosures included within Notes to Consolidated Financial Statements.

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

The following table presents MidAmerican Energy's assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of March 31, 2011
Assets:
Commodity derivatives	$6	$19	$12	$(22)	$15
Investments in available-for-sale securities:
Money market mutual funds(2)	169	—	—	—	169
Debt securities	78	53	16	—	147
Equity securities	174	—	—	—	174
	$427	$72	$28	$(22)	$505
Liabilities:
Commodity derivatives	$(4)	$(63)	$(2)	$22	$(47)

As of December 31, 2010
Assets:
Commodity derivatives	$3	$23	$18	$(23)	$21
Investments in available-for-sale securities:
Money market mutual funds(2)	120	—	—	—	120
Debt securities	74	53	20	—	147
Equity securities	167	—	—	—	167
	$364	$76	$38	$(23)	$455
Liabilities:
Commodity derivatives	$(10)	$(89)	$(4)	$37	$(66)

(1)	Represents netting under master netting arrangements and a net cash collateral receivable of $- million and $14 million as of March 31, 2011 and December 31, 2010, respectively.

(2)
Amounts are included in cash and cash equivalents and investments and nonregulated property, net on the Consolidated Balance Sheets. The fair value of these money market mutual funds approximates cost.

Derivative contracts are recorded on the Consolidated Balance Sheets as either assets or liabilities and are stated at fair value unless they are designated as normal purchases or normal sales and qualify for the exception afforded by GAAP. When available, the fair value of derivative contracts is estimated using unadjusted quoted prices for identical contracts in the market in which MidAmerican Energy transacts. When quoted prices for identical contracts are not available, MidAmerican Energy uses forward price curves. Forward price curves represent MidAmerican Energy's estimates of the prices at which a buyer or seller could contract today for delivery or settlement at future dates. MidAmerican Energy bases its forward price curves upon market price quotations, when available, or internally developed and commercial models, with internal and external fundamental data inputs. Market price quotations are obtained from independent energy brokers, exchanges, direct communication with market participants and actual transactions executed by MidAmerican Energy. Market price quotations for certain major electricity and natural gas trading hubs are generally readily obtainable for the applicable term of MidAmerican Energy's outstanding derivative contracts; therefore, MidAmerican Energy's forward price curves for those locations and periods reflect observable market quotes. Market price quotations for other electricity and natural gas trading hubs are not as readily obtainable due to the length of the contract. Given that limited market data exists for these contracts, as well as for those contracts that are not actively traded, MidAmerican Energy uses forward price curves derived from internal models based on perceived pricing relationships to major trading hubs that are based on unobservable inputs. The estimated fair value of these derivative contracts is a function of underlying forward commodity prices, interest rates, related volatility, counterparty creditworthiness and duration of contracts. Refer to Note 4 for further discussion regarding the MidAmerican Energy's risk management and hedging activities.

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

The following table reconciles the beginning and ending balances of MidAmerican Energy's assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Three-Month Periods Ended March 31,
	Commodity Derivatives	Debt Securities
2011
Beginning balance	$14	$20
Changes included in earnings(1)	2	—
Changes in fair value recognized in other comprehensive income	—	1
Changes in fair value recognized in regulatory assets and liabilities	2	—
Sales	—	(5)
Settlements	(8)	—
Ending balance	$10	$16

2010
Beginning balance	$21	$16
Changes included in earnings(1)	9	—
Changes in fair value recognized in other comprehensive income	—	(3)
Changes in fair value recognized in regulatory assets and liabilities	3	—
Settlements	(6)	—
Ending balance	$27	$13

(1)
Changes included in earnings are reported as nonregulated operating revenue on the Consolidated Statements of Operations. For commodity derivatives held as of March 31, 2011 and 2010, net unrealized gains (losses) included in earnings for the three-month periods ended March 31, 2011 and 2010, totaled $(1) million and $9 million, respectively.

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

	As of March 31, 2011		As of December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$2,865	$3,096	$2,865	$3,161

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

The following table, which excludes contracts that qualify for the normal purchases or normal sales exception afforded by GAAP, summarizes the fair value of MidAmerican Energy's derivative contracts, on a gross basis, and reconciles those amounts to the amounts presented on a net basis on the Consolidated Balance Sheets (in millions):

	Current Assets - Other	Other Assets - Other	Current Liabilities - Other	Other Liabilities - Other	Total
As of March 31, 2011
Not designated as hedging contracts(1)(2):
Commodity assets	$14	$7	$9	$1	$31
Commodity liabilities	(3)	(2)	(24)	(4)	(33)
Total	11	5	(15)	(3)	(2)

Designated as hedging contracts(1):
Commodity assets	1	1	2	2	6
Commodity liabilities	(1)	—	(25)	(10)	(36)
Total	—	1	(23)	(8)	(30)

Total derivatives	11	6	(38)	(11)	(32)
Cash collateral (payable) receivable	—	(2)	2	—	—
Total derivatives - net basis	$11	$4	$(36)	$(11)	$(32)

As of December 31, 2010
Not designated as hedging contracts(1)(2):
Commodity assets	$19	$5	$12	$2	$38
Commodity liabilities	(2)	(2)	(47)	(13)	(64)
Total	17	3	(35)	(11)	(26)

Designated as hedging contracts(1):
Commodity assets	1	2	2	1	6
Commodity liabilities	(1)	(1)	(31)	(6)	(39)
Total	—	1	(29)	(5)	(33)

Total derivatives	17	4	(64)	(16)	(59)
Cash collateral receivable	—	—	11	3	14
Total derivatives - net basis	$17	$4	$(53)	$(13)	$(45)

(1)	Derivative contracts within these categories subject to master netting arrangements are presented on a net basis on the Consolidated Balance Sheets.

(2)
The majority of MidAmerican Energy's commodity derivatives not designated as hedging contracts are included in regulated rates, and as of March 31, 2011 and December 31, 2010, a net regulatory asset of $3 million and $27 million, respectively, was recorded related to the net derivative liability of $2 million and $26 million, respectively.

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

	Three-Month Periods
	Ended March 31,
	2011	2010

Beginning balance	$27	$(14)
Changes in fair value recognized in net regulatory assets (liabilities)	(6)	(17)
Net gains reclassified to operating revenue	—	1
Net gains reclassified to cost of fuel, energy and capacity	3	6
Net losses reclassified to cost of gas sold	(21)	(4)
Ending balance	$3	$(28)

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

	Three-Month Periods
	Ended March 31,
	2011	2010

Nonregulated operating revenue	$1	$10
Regulated cost of gas sold	—	3
Nonregulated cost of sales	—	(7)
Total	$1	$6

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

The following table reconciles the beginning and ending balances of MidAmerican Energy's accumulated other comprehensive loss (pre-tax) and summarizes pre-tax gains and losses on commodity derivative contracts designated and qualifying as cash flow hedges recognized in other comprehensive income ("OCI"), as well as amounts reclassified to earnings (in millions):

	Three-Month Periods
	Ended March 31,
	2011	2010

Beginning balance	$34	$63
Net losses recognized in OCI	1	38
Net losses reclassified to nonregulated cost of sales	(4)	(11)
Ending balance	$31	$90

Realized gains and losses on hedges and hedge ineffectiveness are recognized in income as nonregulated operating revenue or nonregulated cost of sales depending upon the nature of the item being hedged. For the three-month periods ended March 31, 2011 and 2010, hedge ineffectiveness was insignificant. As of March 31, 2011, MidAmerican Energy had cash flow hedges with expiration dates extending through December 2014, and $23 million of pre-tax net unrealized losses are forecasted to be reclassified from accumulated other comprehensive loss into earnings over the next twelve months as contracts settle.

Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding commodity derivative contracts with fixed price terms that comprise the mark-to-market values as of (in millions):

	Unit of Measure	March 31, 2011	December 31, 2010

Electricity purchases	Megawatt hours	3	2
Natural gas purchases	Decatherms	50	53
Fuel purchases	Gallons	3	4

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

MidAmerican Energy analyzes the financial condition of each significant wholesale counterparty before entering into any transactions, establishes limits on the amount of unsecured credit to be extended to each counterparty and evaluates the appropriateness of unsecured credit limits on an ongoing basis. To mitigate exposure to the financial risks of wholesale counterparties, MidAmerican Energy enters into netting and collateral arrangements that may include margining and cross-product netting agreements and obtains third-party guarantees, letters of credit and cash deposits. Counterparties may be assessed fees for delayed payments. If required, MidAmerican Energy exercises rights under these arrangements, including calling on the counterparty's credit support arrangement.

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

Collateral and Contingent Features

In accordance with industry practice, certain wholesale derivative contracts contain provisions that require MidAmerican Energy to maintain specific credit ratings from one or more of the major credit rating agencies on its senior unsecured debt. These derivative contracts may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance" in the event of a material adverse change in MidAmerican Energy's creditworthiness. These rights can vary by contract and by counterparty. As of March 31, 2011, MidAmerican Energy's credit ratings from the three recognized credit rating agencies were investment grade.

The aggregate fair value of MidAmerican Energy's derivative contracts in liability positions with specific credit-risk-related contingent features totaled $59 million and $80 million as of March 31, 2011 and December 31, 2010, respectively, for which MidAmerican Energy had not posted any collateral. If all credit-risk-related contingent features for derivative contracts in liability positions had been triggered as of March 31, 2011 and As of December 31, 2010, MidAmerican Energy would have been required to post $46 million and $65 million, respectively, of additional collateral. MidAmerican Energy's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors.

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

	Three-Month Periods
	Ended March 31,
	2011	2010
Pension:
Service cost	$4	$4
Interest cost	9	10
Expected return on plan assets	(9)	(9)
Net periodic benefit cost	$4	$5

Other Postretirement:
Service cost	$1	$1
Interest cost	3	3
Expected return on plan assets	(3)	(3)
Net amortization	(1)	—
Net periodic benefit cost	$—	$1

Employer contributions to the pension and other postretirement benefit plans are expected to be $56 million and $3 million, respectively, during 2011. As of March 31, 2011, $2 million and $- million of contributions had been made to the pension and other postretirement benefit plans, respectively.

(6)    Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense is as follows:

	Three-Month Periods Ended March 31,
	2011	2010

Federal statutory income tax rate	35%	35%
Amortization of investment tax credit	(1)	(1)
State income tax, net of federal income tax benefit	7	6
Renewable electricity production tax credits	(29)	(25)
Effects of ratemaking	(5)	(5)
Other, net	(1)	—
Effective income tax rate	6%	10%

MidAmerican Energy's wind-powered generating facilities are eligible for federal renewable electricity production tax credits for 10 years from the date the facilities were placed in service.

(7)    Commitments and Contingencies

MidAmerican Energy is party to a variety of legal actions arising out of the normal course of business. Plaintiffs occasionally seek punitive or exemplary damages. MidAmerican Energy does not believe that such normal and routine litigation will have a material impact on its consolidated financial results.

(8)    Components of Accumulated Other Comprehensive Loss, Net

Accumulated other comprehensive loss, net consists of the following components (in millions):

	As of
	March 31, 2011	December 31, 2010

Unrealized losses on cash flow hedges, net of tax of $(13) and $(14)	$(18)	$(20)
Unrealized losses on marketable securities, net of tax of $(6) and $(6)	(8)	(9)
Total accumulated other comprehensive loss, net	$(26)	$(29)

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

	Three-Month Periods Ended March 31,
	2011	2010
Operating revenue:
Regulated electric	$377	$429
Regulated gas	333	387
Nonregulated energy	269	319
Total operating revenue	$979	$1,135

Depreciation and amortization:
Regulated electric	$76	$76
Regulated gas	9	9
Total depreciation and amortization	$85	$85

Operating income:
Regulated electric	$50	$62
Regulated gas	45	43
Nonregulated energy	18	20
Total operating income	$113	$125

	As of
	March 31, 2011	December 31, 2010
Total assets:
Regulated electric	$7,880	$7,780
Regulated gas	983	1,033
Nonregulated energy	186	197
Total assets	$9,049	$9,010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Member of
MidAmerican Funding, LLC
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Funding, LLC and subsidiaries (the "Company") as of March 31, 2011, and the related consolidated statements of operations, cash flows, changes in equity, and comprehensive income for the three-month periods ended March 31, 2011 and 2010. These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and consolidated statement of capitalization (not presented herein) of MidAmerican Funding, LLC and subsidiaries as of December 31, 2010, and the related consolidated statements of operations, cash flows, changes in equity, and comprehensive income for the year then ended (not presented herein); and in our report dated February 28, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2010 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Des Moines, Iowa
May 6, 2011

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	March 31, 2011	December 31, 2010
ASSETS
Utility plant, net:
Electric	$9,471	$9,403
Gas	1,219	1,214
	10,690	10,617
Accumulated depreciation and amortization	(3,925)	(3,849)
	6,765	6,768
Construction work in progress	152	151
Total utility plant, net	6,917	6,919
Current assets:
Cash and cash equivalents	302	203
Receivables, net	373	386
Inventories	124	159
Other	120	111
Total current assets	919	859
Other assets:
Investments and nonregulated property, net	525	516
Goodwill	1,270	1,270
Regulatory assets	561	578
Other	157	168
Total other assets	2,513	2,532
Total assets	$10,349	$10,310
CAPITALIZATION AND LIABILITIES
Capitalization:
MidAmerican Funding member's equity	$3,745	$3,673
Noncontrolling interests	28	28
Long-term debt, excluding current portion	3,190	3,190
Total capitalization	6,963	6,891
Current liabilities:
Current portion of long-term debt	—	200
Note payable to affiliate	227	14
Accounts payable	187	250
Taxes accrued	87	103
Interest accrued	39	56
Other	103	114
Total current liabilities	643	737
Other liabilities:
Deferred income taxes	1,405	1,370
Investment tax credits	32	32
Asset retirement obligations	220	216
Regulatory liabilities	745	721
Other	341	343
Total other liabilities	2,743	2,682
Total capitalization and liabilities	$10,349	$10,310

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods Ended March 31,
	2011	2010
Operating revenue:
Regulated electric	$377	$429
Regulated gas	333	387
Nonregulated	269	319
Total operating revenue	979	1,135

Operating costs and expenses:
Regulated:
Cost of fuel, energy and capacity	110	152
Cost of gas sold	242	298
Other operating expenses	101	99
Maintenance	47	49
Depreciation and amortization	85	85
Property and other taxes	30	28
	615	711
Nonregulated:
Cost of sales	245	293
Other	6	6
	251	299
Total operating costs and expenses	866	1,010

Operating income	113	125

Non-operating income:
Allowance for equity funds	2	2
Other, net	3	4
Total non-operating income	5	6

Fixed charges:
Interest on long-term debt	47	48
Other interest expense	1	1
Allowance for borrowed funds	(1)	(1)
Total fixed charges	47	48

Income before income tax expense	71	83
Income tax expense	2	6

Net income	69	77
Net income attributable to noncontrolling interests	—	—

Net income attributable to MidAmerican Funding	$69	$77

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three-Month Periods Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$69	$77
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	85	85
Deferred income taxes and amortization of investment tax credits	29	19
Changes in other assets and liabilities	8	8
Other, net	7	(1)
Changes in other operating assets and liabilities:
Receivables, net	14	17
Inventories	35	48
Derivative collateral, net	12	4
Accounts payable	(46)	6
Taxes accrued	(30)	6
Other current assets and liabilities	(5)	(15)
Net cash flows from operating activities	178	254

Cash flows from investing activities:
Utility construction expenditures	(98)	(69)
Purchases of available-for-sale securities	(29)	(32)
Proceeds from sales of available-for-sale securities	33	29
Other, net	2	2
Net cash flows from investing activities	(92)	(70)

Cash flows from financing activities:
Repayment of long-term debt	(200)	—
Net change in note payable to affiliate	213	(111)
Net cash flows from financing activities	13	(111)

Net change in cash and cash equivalents	99	73
Cash and cash equivalents at beginning of period	203	88
Cash and cash equivalents at end of period	$302	$161

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
(Amounts in millions)

	MidAmerican Funding Member's Equity
	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net	Noncontrolling Interests	Total Equity

Balance, January 1, 2010	$1,679	$1,798	$(49)	$31	$3,459
Net income	—	77	—	—	77
Other comprehensive loss	—	—	(18)	—	(18)
Balance, March 31, 2010	$1,679	$1,875	$(67)	$31	$3,518

Balance, January 1, 2011	$1,679	$2,023	$(29)	$28	$3,701
Net income	—	69	—	—	69
Other comprehensive income	—	—	3	—	3
Balance, March 31, 2011	$1,679	$2,092	$(26)	$28	$3,773

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in millions)

	Three-Month Periods Ended March 31,
	2011	2010

Net income	$69	$77

Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) during period-
Before income taxes	1	(3)
Income tax (expense) benefit	—	1
Net unrealized gains (losses)	1	(2)

Unrealized gains (losses) on cash flow hedges:
Unrealized losses during period-
Before income taxes	(1)	(38)
Income tax benefit	1	15
	—	(23)
Less realized losses reflected in net income during period-
Before income taxes	(4)	(11)
Income tax benefit	2	4
	(2)	(7)
Net unrealized gains (losses)	2	(16)

Other comprehensive income (loss)	3	(18)

Comprehensive income	72	59
Comprehensive income attributable to noncontrolling interests	—	—

Comprehensive income attributable to MidAmerican Funding	$72	$59

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the Consolidated Financial Statements as of March 31, 2011, and for the three-month periods ended March 31, 2011 and 2010. The results of operations for the three-month period ended March 31, 2011, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in MidAmerican Funding's Annual Report on Form 10-K for the year ended December 31, 2010, describes the most significant accounting policies used in the preparation of the Consolidated Financial Statements. There have been no significant changes in MidAmerican Funding's assumptions regarding significant accounting estimates and policies during the three-month period ended March 31, 2011.

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

	As of March 31, 2011		As of December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$3,190	$3,467	$3,390	$3,741

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

(5)    Employee Benefit Plans

Refer to Note 5 of MidAmerican Energy's Notes to Consolidated Financial Statements.

(6)    Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense is as follows:

	Three-Month Periods Ended March 31,
	2011	2010

Federal statutory income tax rate	35%	35%
Amortization of investment tax credit	(1)	(1)
State income tax, net of federal income tax benefit	7	6
Renewable electricity production tax credits	(33)	(27)
Effects of ratemaking	(5)	(6)
Effective income tax rate	3%	7%

MidAmerican Energy's wind-powered generating facilities are eligible for federal renewable electricity production tax credits for 10 years from the date the facilities were placed in service.

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

	Three-Month Periods Ended March 31,
	2011	2010
Operating revenue:
Regulated electric	$377	$429
Regulated gas	333	387
Nonregulated energy	269	319
Total operating revenue	$979	$1,135

Depreciation and amortization:
Regulated electric	$76	$76
Regulated gas	9	9
Total depreciation and amortization	$85	$85

Operating income:
Regulated electric	$50	$62
Regulated gas	45	43
Nonregulated energy	18	20
Total operating income	$113	$125

	As of
	March 31, 2011	December 31, 2010
Total assets:
Regulated electric	$9,071	$8,971
Regulated gas	1,062	1,111
Nonregulated energy	186	197
Other	30	31
Total assets	$10,349	$10,310

(1)	Total assets by operating segment reflect the assignment of goodwill to applicable reporting units.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

MidAmerican Funding is an Iowa limited liability company whose sole member is MEHC. MidAmerican Funding owns all of the outstanding common stock of MHC Inc., which owns all of the common stock of MidAmerican Energy, Midwest Capital Group, Inc. and MEC Construction Services Co. MHC Inc., MidAmerican Funding and MEHC are headquartered in Des Moines, Iowa.

The following is management's discussion and analysis of certain significant factors that have affected the consolidated financial condition and results of operations of MidAmerican Funding and its subsidiaries and MidAmerican Energy and its subsidiaries as presented in this joint filing. Information in Management's Discussion and Analysis related to MidAmerican Energy, whether or not segregated, also relates to MidAmerican Funding. Information related to other subsidiaries of MidAmerican Funding pertains only to the discussion of the financial condition and results of operations of MidAmerican Funding. Where necessary, discussions have been segregated under the heading "MidAmerican Funding" to allow the reader to identify information applicable only to MidAmerican Funding. Explanations include management's best estimate of the impact of weather, customer growth and other factors.

This discussion should be read in conjunction with the historical unaudited Consolidated Financial Statements and Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q. MidAmerican Energy's and MidAmerican Funding's actual results in the future could differ significantly from the historical results.

Results of Operations for the First Quarter of 2011 and 2010

Overview

MidAmerican Energy -

MidAmerican Energy's earnings on common stock for the first quarter of 2011 was $74 million, a decrease of $9 million, or 11%, compared to 2010, and operating income decreased $12 million for the first quarter of 2011. The decreases were due primarily to lower margins for regulated electric wholesale sales as a result of reductions in related sales volumes and average margins per unit sold, due in part to the impact of plant outages on the availability of MidAmerican Energy-owned generation. An increase in regulated electric retail margins due primarily to higher volumes as a result of increased industrial sales and customer growth in MidAmerican Energy's service territory partially offset the decrease in regulated electric wholesale margins.

MidAmerican Funding -

Net income attributable to MidAmerican Funding for the first quarter of 2011 was $69 million, a decrease of $8 million, or 10%, compared to 2010 due to the reduction in MidAmerican Energy's earnings.

Regulated Electric Gross Margin

	First Quarter
	2011	2010	Change
Gross margin (in millions):
Operating revenue	$377	$429	$(52)	(12)%
Less - cost of fuel, energy and capacity	110	152	(42)	(28)
Electric gross margin	$267	$277	$(10)	(4)

Sales (GWh):
Retail	5,373	5,218	155	3%
Wholesale	2,072	3,564	(1,492)	(42)
Total	7,445	8,782	(1,337)	(15)

Electric gross margin for the first quarter of 2011 decreased $10 million compared to the first quarter of 2010. Wholesale gross margin decreased a total of $20 million due to a $14 million reduction from 42% lower wholesale sales volumes, mostly from decreased generation availability, and a $6 million decrease from a lower average margin per megawatt hour sold. Wholesale includes sales of energy to markets operated by regional transmission organizations, other utilities, municipalities and energy marketing companies. Retail gross margin increased $10 million primarily due to a 3% improvement in sales volumes as a result of various customer usage influences, including increased industrial sales and customer growth. Additionally, changes in recoveries through bill riders of certain costs, including DSM program costs, contributed $3 million to the improvement in retail gross margin. Changes in the recovery of DSM program costs are matched by changes in other operating expenses.

Regulated Gas Gross Margin

	First Quarter
	2011	2010	Change
Gross margin (in millions):
Operating revenue	$333	$387	$(54)	(14)%
Less - cost of gas sold	242	298	(56)	(19)
Gas gross margin	$91	$89	$2	2

Sales (000's Dths):
Retail	38,490	39,043	(553)	(1)%
Wholesale	6,440	10,155	(3,715)	(37)
Total	44,930	49,198	(4,268)	(9)

Regulated gas revenue includes purchased gas adjustment clauses through which MidAmerican Energy is allowed to recover the cost of gas sold from its retail gas utility customers. Consequently, fluctuations in the cost of gas sold do not directly affect gross margin or net income because regulated gas revenue reflects comparable fluctuations through the purchased gas adjustment clauses. Compared to the first quarter of 2010, MidAmerican Energy's average per-unit cost of gas sold decreased 11%, resulting in a $30 million decrease in gas revenue and cost of gas sold for 2011. Additionally, lower wholesale sales volumes decreased gas revenue and cost of gas sold for the first quarter of 2011. The increase in gross margin was due primarily to higher Illinois retail rates implemented in the second quarter of 2010.

Regulated Operating Costs and Expenses

Other operating expenses of $101 million for the first quarter of 2011 increased $2 million compared to the first quarter of 2010 due to a $3 million increase in DSM program costs. Increases in DSM program costs are matched by increases in related electric and gas revenue.

Maintenance expense of $47 million for the first quarter of 2011 decreased $2 million compared to the first quarter of 2010 due to a $9 million reduction in emergency response and restoration costs from greater storm damage in 2010, partially offset by $7 million higher maintenance costs associated with the 2011 outage of Louisa Generating Station.

Property and other taxes expense of $30 million for the first quarter of 2011 increased $2 million compared to the first quarter of 2010 due primarily to higher Iowa property taxes as a result of the statutory phase-in of wind-powered generation facility assessments, which increase by 5% annually for seven years from the year each facility is placed in service.

Nonregulated Gross Margin

	First Quarter
	2011	2010	Change
Gross margin (in millions):
Nonregulated operating revenue	$269	$319	$(50)	(16)%
Less - nonregulated cost of sales	245	293	(48)	(16)
Nonregulated gross margin	$24	$26	$(2)	(8)

Nonregulated electric sales (GWh)	2,507	2,696	(189)	(7)

Nonregulated gas sales (000's Dths)	11,829	13,540	(1,711)	(13)

Nonregulated operating revenue, cost of sales and gross margin for the first quarter of 2011 decreased compared to the first quarter of 2010 due to lower gas prices, costs and volumes for nonregulated gas sales and lower nonregulated electric sales volumes.

Income Tax Expense

MidAmerican Energy -

MidAmerican Energy's income tax expense decreased $4 million to $5 million for the first quarter of 2011 with an effective tax rate of 6% compared to 10% for the first quarter of 2010 due principally to a lower pre-tax income in 2011.

MidAmerican Funding -

MidAmerican Funding's income tax expense decreased $4 million to $2 million for the first quarter of 2011 with an effective tax rate of 3% compared to 7% for the first quarter of 2010 due principally to a lower pre-tax income in 2011.

Liquidity and Capital Resources

As of March 31, 2011, MidAmerican Energy's total net liquidity available was $756 million consisting of $301 million of cash and cash equivalents and $650 million of revolving credit facilities reduced by $195 million of the revolving credit facilities reserved to support MidAmerican Energy's variable-rate tax-exempt bond obligations. As of March 31, 2011, MidAmerican Funding's total net liquidity available was $761 million, including MidAmerican Energy's net liquidity, MHC Inc.'s $4 million revolving credit facility and an additional $1 million of cash and cash equivalents.

Operating Activities

MidAmerican Energy's net cash flows from operating activities for the three-month periods ended March 31, 2011 and 2010, were $191 million and $269 million, respectively. MidAmerican Funding's net cash flows from operating activities for the three-month periods ended March 31, 2011 and 2010, were $178 million and $254 million, respectively. The decreases were predominantly due to the timing of income tax receipts and working capital and lower wholesale electric margins for the three-month period ended March 31, 2011.

In September 2010, the President signed the Small Business Jobs Act into law, extending retroactively to January 1, 2010, the 50% bonus depreciation for qualifying property purchased and placed in-service in 2010. In December 2010, the President signed the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 into law, which provided for 100% bonus depreciation for qualifying property purchased and placed in-service after September 8, 2010, and prior to January 1, 2012. As a result of the new laws, MidAmerican Energy's cash flows from operations are expected to benefit from bonus depreciation on qualifying assets placed in service. As of March 31, 2011, MidAmerican Energy had a current receivable for income taxes of $132 million.

Investing Activities

MidAmerican Energy's net cash flows from investing activities for the three-month periods ended March 31, 2011 and 2010, were $(93) million and $(70) million, respectively. MidAmerican Funding's net cash flows from investing activities for the three-month periods ended March 31, 2011 and 2010, were $(92) million and $(70) million, respectively. Net cash flows from investing activities consist almost entirely of utility construction expenditures, which increased for 2011 due principally to expenditures for wind-powered generation facilities and payments related to 2010 construction projects. Purchases and proceeds related to available-for-sale securities consist of activity within the Quad Cities Generating Station nuclear decommissioning trust.

Financing Activities

MidAmerican Energy's net cash flows from financing activities for the three-month periods ended March 31, 2011 and 2010, were $- million and $(125) million, respectively. MidAmerican Funding's net cash flows from financing activities for the three-month periods ended March 31, 2011 and 2010, were $13 million and $(111) million, respectively. In 2010, MidAmerican Energy paid common dividends to MHC totaling $125 million. In 2011, MidAmerican Funding received $213 million, compared to paying $111 million in 2010, through its note payable with MEHC and repaid $200 million of 6.75% Senior notes in March 2011.

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

MidAmerican Energy currently has an effective registration statement with the United States Securities and Exchange Commission to issue any amount of long-term securities through October 1, 2011. It also has authorization from the FERC to issue through October 30, 2012, long-term securities totaling up to $850 million at interest rates not to exceed the applicable United States Treasury rate plus a spread of 500 basis points. Regarding multiple year capital projects, MidAmerican Energy has authorizations from the Illinois Commerce Commission, expiring October 8, 2012, to issue up to an aggregate of $670 million of long-term debt securities.

In conjunction with the March 1999 merger, MidAmerican Energy committed to the IUB to use commercially reasonable efforts to maintain an investment grade rating on its long-term debt and to maintain its common equity level above 42% of total capitalization unless circumstances beyond its control result in the common equity level decreasing to below 39% of total capitalization. MidAmerican Energy must seek the approval of the IUB of a reasonable utility capital structure if MidAmerican Energy's common equity level decreases below 42% of total capitalization, unless the decrease is beyond the control of MidAmerican Energy. MidAmerican Energy is also required to seek the approval of the IUB if MidAmerican Energy's equity level decreases to below 39%, even if the decrease is due to circumstances beyond the control of MidAmerican Energy. If MidAmerican Energy's common equity level were to drop below the required thresholds, MidAmerican Energy's ability to issue debt could be restricted. As of March 31, 2011, MidAmerican Energy's common equity ratio was 51% computed on a basis consistent with its commitment.

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

Utility Construction Expenditures

MidAmerican Energy's primary need for capital is utility construction expenditures. MidAmerican Energy's forecasted utility construction expenditures, which exclude non-cash equity AFUDC, are approximately $1.2 billion for 2011, comprised of $922 million for wind-powered generation, including $648 million of payments due in December 2013 on a 593 MW project expected to be placed in service in 2011; $287 million for ongoing distribution, generation, transmission and other infrastructure needed to serve existing and expected demand; and $37 million for emissions control equipment to address current and anticipated air quality regulations. Capital expenditure needs are reviewed regularly by management and may change significantly as a result of these reviews, which may consider, among other factors, changes in rules and regulations, including environmental and nuclear, changes in income tax laws, general business conditions, load projections, system reliability standards, the cost and efficiency of construction labor, equipment and materials, and the cost and availability of capital. Expenditures for compliance-related items, such as pollution-control technologies, replacement generation, nuclear decommissioning and associated operating costs, are generally incorporated into MidAmerican Energy's regulated retail rates.

MidAmerican Energy continues to evaluate additional cost effective wind-powered generation. Additionally, MidAmerican Energy has begun preliminary investigation into possible development of a nuclear generation facility. In support of such investigatory activities, Iowa law authorizes recovery of approximately $15 million over three years beginning in October 2010 from MidAmerican Energy's Iowa customers for the cost of this effort, subject to the review of the IUB. MidAmerican Energy has not entered into any material commitments with regard to nuclear facility development.

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

MidAmerican Energy has implemented a planning process that forecasts the site-specific controls and actions that may be required to meet emissions reductions as promulgated by the EPA. The plan, which under Iowa law must be filed with the IUB and updated every two years, is designed to effectively manage MidAmerican Energy's expenditures required to comply with emissions standards. On September 17, 2010, MidAmerican Energy submitted to the IUB an amendment to its April 1, 2010 updated plan, which increased its estimate of required capital expenditures. The amended plan estimated that the cost of capital expenditures for emission control equipment included in the plan for compliance with current air quality requirements would total $245 million for January 1, 2011 through December 31, 2014. Estimates of the environmental capital and operating requirements may change significantly at any time as a result of, among other factors, changes in related regulations, prices of products used to meet the requirements and management's strategies for achieving compliance with the regulations. The future costs (beyond existing planned capital expenditures) of complying with applicable environmental laws, regulations and rules cannot yet be reasonably estimated but could be material to MidAmerican Energy. Additionally, refer to the "Environmental Laws and Regulations" discussion included in Liquidity and Capital Resources.

Contractual Obligations

There have been no material changes outside the normal course of business in MidAmerican Energy's and MidAmerican Funding's contractual obligations from the information provided in Item 7 of their Annual Report on Form 10-K for the year ended December 31, 2010. Additionally, refer to the "Utility Construction Expenditures" discussion included in Liquidity and Capital Resources.

General Regulation

On March 11, 2011, a massive earthquake and associated tsunami struck the northeast coast of Japan that resulted in severe damage to the Fukushima Daiichi nuclear generating facilities in that country. These events have had a significant impact on the Japanese economy and have elevated public concerns surrounding the safety of nuclear generation. While the situation in Japan is not expected to have a direct material impact on MidAmerican Energy's operations, the NRC has launched a review of the Fukushima Daiichi accident to apply possible lessons learned to the United States nuclear industry. The results of this NRC review could potentially impact MidAmerican Energy's interest in Quad Cities Station. To date, no specific findings or orders pertinent to Quad Cities Station have been communicated to either Exelon Generation Company, LLC, the operator of Quad Cities Station, or MidAmerican Energy. The impact of the NRC's review cannot be predicted but could result in higher operations and maintenance expense, higher capital costs or extended outages at Quad Cities Station.

Environmental Laws and Regulations

MidAmerican Energy is subject to federal, state and local laws and regulations regarding air and water quality, emissions performance standards, climate change, coal combustion byproduct disposal, hazardous and solid waste disposal, protected species and other environmental matters that have the potential to impact its current and future operations. In addition to imposing continuing compliance obligations, these laws and regulations provide authority to levy substantial penalties for noncompliance including fines, injunctive relief and other sanctions. These laws and regulations are administered by the EPA and various other state and local agencies. All such laws and regulations are subject to a range of interpretation, which may ultimately be resolved by the courts. Environmental laws and regulations continue to evolve, and MidAmerican Energy is unable to predict the impact of the changing laws and regulations on its operations and consolidated financial results. MidAmerican Energy believes it is in material compliance with all applicable laws and regulations. Refer to "Future Uses of Cash" for discussion of MidAmerican Energy's forecasted environmental-related capital expenditures. The discussion below contains material developments since those disclosed in Item 7 of MidAmerican Energy's and MidAmerican Funding's Annual Report on Form 10-K for the year ended December 31, 2010.

Clean Air Standards

Clean Air Mercury Rule/Hazardous Air Pollutant Maximum Achievable Control Technology Standards

In March 2011, the EPA proposed a new rule that will require coal-fueled generating facilities to reduce mercury emissions and other hazardous air pollutants through the establishment of a “Maximum Achievable Control Technology” standard rather than a cap-and-trade system. The public comment period will be open until July 5, 2011, and the final rule will be issued in November 2011. The proposed rule requires that new and existing coal-fueled facilities achieve emission standards for mercury, acid gases and other non-mercury hazardous air pollutants. Existing sources are required to comply with the new standards within three years after the final rule is promulgated, with individual sources granted an additional year to complete installation of controls if approved by the permitting authority. Until the rule is final, MidAmerican Energy cannot fully determine the costs to comply with the requirements; however, MidAmerican Energy believes that its emission reduction projects completed to date or currently permitted or planned for installation, including scrubbers, baghouses and electrostatic precipitators are consistent with the EPA's proposed rules and will support MidAmerican Energy's ability to comply with the proposal's standards for acid gases and non-mercury metallic hazardous air pollutants. MidAmerican Energy anticipates having to take additional actions to reduce mercury emissions and otherwise comply with the proposal's standards. Incremental costs to install and maintain mercury emissions control equipment and additional emissions monitoring equipment at each of MidAmerican Energy's coal-fired generating facilities will increase the cost of providing service to customers.

Climate Change

GHG Tailoring Rule

Effective January 2, 2011, power plants, among other facilities, are required to comply with the GHG Tailoring Rule, which provides that any source that already has a Title V operating permit is required to have GHG provisions added to its permits upon renewal. In addition, the GHG Tailoring Rule provides that if projects at existing major sources result in an increase in emissions of GHG of at least 75,000 tons per year, such projects could trigger permitting requirements and the application of best available control technology to address GHG emissions. New major sources are also required to undergo permitting and install the best available control technology if their GHG emissions exceed the applicable threshold.Several legal challenges have been filed to the EPA's final GHG tailoring rule in the United States Court of Appeals for the District of Columbia Circuit ("D.C. Circuit"). The EPA issued GHG best available control technology guidance documents in an effort to provide permitting authorities guidance on how to conduct a best available control technology review for GHG. Permitting authorities are beginning to implement the GHG Tailoring Rule and determine what constitutes best available control technology for GHG. MidAmerican Energy is in the process of obtaining permits for certain existing facilities to install emission reduction equipment to comply with the Regional Haze and Clean Air Transport Rules. These facilities were required to assess the impacts of the projects on GHG emissions under the GHG Tailoring Rule. The GHG Tailoring Rule will result in the imposition of a permit limit for GHG emissions at certain facilities, which management believes will not have a material impact on MidAmerican Energy.

GHG New Source Performance Standards

Under the Clean Air Act, the EPA may establish emissions standards that reflect the degree of emission reductions achievable through the best technology that has been demonstrated, taking into consideration the cost of achieving those reductions and any non-air quality health and environmental impact and energy requirements. The EPA entered into a settlement agreement with a number of parties, including certain state governments and environmental groups, in December 2010 to promulgate emissions standards covering GHG by July 26, 2011, and issue final regulations by May 26, 2012. It is unclear what standards the EPA will establish for new and modified sources or what the guidelines will be for existing sources. Until the standards are proposed and finalized, the impact on MidAmerican Energy cannot be determined.

Regional and State Activities

Several states have developed state-specific laws or regional legislative initiatives to report or mitigate GHG emissions that are expected to impact MidAmerican Energy including:

•
In November 2007, the Iowa governor signed the Midwest Greenhouse Gas Accord and the Energy Security and Climate Stewardship Platform for the Midwest. The signatories to the platform were other Midwestern states that agreed to implement a regional cap-and-trade system for GHG emissions. Advisory group recommendations included the assessment of 2020 emissions reduction targets of 15%, 20% and 25% below 2005 levels and a 2050 target of 60% to 80% below 2005 levels. In addition, the accord calls for the participating states to collectively meet at least 2% of regional annual retail sales of electricity and natural gas through energy efficiency improvements by 2015 and continue to achieve an additional 2% in efficiency improvements every year thereafter. There has been no further progress in implementing a Midwest regional cap-and-trade program.

GHG Litigation

In September 2009, the United States Court of Appeals for the Second Circuit ("Second Circuit") issued its opinion in the case of Connecticut v. American Electric Power, et al, which remanded to the lower court a nuisance action by eight states and the City of New York against five large utility emitters of carbon dioxide. The United States District Court for the Southern District of New York ("Southern District of New York") dismissed the case in 2005, holding that the claims that GHG emissions from the defendants' coal-fueled generating facilities were causing harmful climate change and should be enjoined as a public nuisance under federal common law presented a "political question" that the court lacked jurisdiction to decide. The Second Circuit rejected this conclusion and stated the Southern District of New York was not precluded from determining the case on its merits. In December 2010, the United States Supreme Court agreed to hear the case on appeal from the Second Circuit. Oral arguments were heard by the United States Supreme Court in April 2011, and the court is expected to issue its opinion in the case in June 2011.

Reporting

In September 2009, the EPA issued its final rule regarding mandatory GHG Reporting beginning January 1, 2010. Under GHG Reporting, suppliers of fossil fuels, manufacturers of vehicles and engines, and facilities that emit 25,000 metric tons or more per year of GHG are required to submit annual reports to the EPA. MidAmerican Energy is subject to this requirement and will submit its first report by September 30, 2011.

Federal Legislation

Legislation introduced in the 112th Congress has been focused on repeal or delay of the EPA's ability to regulate GHG emissions. There is currently no federal legislation pending to regulate GHG emissions.

Water Quality Standards

In March 2011, the EPA released a proposed rule under §316(b) of the Clean Water Act to regulate cooling water intakes at existing facilities. The proposed rule establishes requirements for all power generating facilities that withdraw more than 2 million gallons per day, based on total design intake capacity, of water from waters of the United States and use at least 25% of the withdrawn water exclusively for cooling purposes. The proposed rule includes impingement (i.e., when fish and other organisms are trapped against screens when water is drawn into a facility's cooling system) mortality standards to be met through average impingement mortality or intake velocity design criteria and entrainment (i.e., when organisms are drawn into the facility) standards to be determined on a case-by-case basis. The standards are required to be met as soon as possible after the effective date of the final rule, but no later than eight years thereafter; the rule is required to be finalized by July 2012. MidAmerican Energy will be required to complete impingement and entrainment studies in 2013. The costs of compliance with the cooling water intake structure rule cannot be determined until the rule is final and the prescribed studies are conducted. In the event that MidAmerican Energy's existing intake structures require modification, the costs are not anticipated to be significant.

Coal Combustion Byproduct Disposal

In December 2008, an ash impoundment dike at the Tennessee Valley Authority's Kingston power plant collapsed after heavy rain, releasing a significant amount of fly ash and bottom ash, coal combustion byproducts, and water to the surrounding area. In light of this incident, federal and state officials have called for greater regulation of the storage and disposal of coal combustion byproducts. In May 2010, the EPA released a proposed rule to regulate the management and disposal of coal combustion byproducts, presenting two alternatives to regulation under the RCRA. Under the first option, coal combustion byproducts would be regulated as special waste under RCRA Subtitle C and the EPA would establish requirements for coal combustion byproducts from the point of generation to disposition, including the closure of disposal units. Alternatively, the EPA is considering regulation under RCRA Subtitle D under which it would establish minimum nationwide standards for the disposal of coal combustion byproducts. Under both options, surface impoundments utilized for coal combustion byproducts would have to be cleaned and closed unless they could meet more stringent regulatory requirements; in addition, more stringent requirements would be implemented for new ash landfills and expansions of existing ash landfills. MidAmerican Energy operates eight surface impoundments and four landfills that contain coal combustion byproducts. These ash impoundments and landfills may be impacted by the newly proposed regulation, particularly if the materials are regulated as hazardous or special waste under RCRA Subtitle C, and could pose significant additional costs associated with ash management and disposal activities at MidAmerican Energy's coal-fired generating facilities. The public comment period closed in November 2010. The EPA has indicated it does not intend to finalize the rule in 2011, and the substance of the final rule is not known. The impact of the proposed regulations on coal combustion byproducts cannot be determined at this time; however, MidAmerican Energy has begun developing surface impoundment and landfill compliance plan options to ensure that physical infrastructure decisions are aligned with the potential outcomes of the rulemaking.

Other

MidAmerican Energy expects it will be allowed to recover the prudently incurred costs to comply with the environmental laws and regulations discussed above. MidAmerican Energy's planning efforts take into consideration the complexity of balancing factors such as: (1) pending environmental regulations and requirements to reduce emissions, address waste disposal, ensure water quality, and protect wildlife; (2) avoidance of excessive reliance on any one generation technology; (3) costs and trade-offs of various resource options including energy efficiency, demand response programs, and renewable generation; (4) state-specific energy policies, resource preferences, and economic development efforts; (5) additional transmission investment to reduce power costs and increase efficiency and reliability of the integrated transmission system; and (6) keeping rates as affordable as possible. Due to the number of generating units impacted by environmental regulation, deferring installation of compliance-related projects is often not feasible or cost-effective and places MidAmerican Energy at risk of not having access to necessary capital, material, and labor while attempting to perform major equipment installations in a compressed timeframe concurrent with other utilities across the country. Therefore, MidAmerican Energy has established installation schedules with permitting agencies that coordinates compliance timeframes with construction and tie-in of major environmental compliance projects as units are scheduled off-line for planned maintenance outages; these coordinated efforts reduce costs associated with replacement power and maintain system reliability.
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

In accordance with industry practice, certain wholesale agreements, including derivative contracts, contain provisions that require MidAmerican Energy to maintain specific credit ratings on its unsecured debt from one or more of the three recognized credit rating agencies. These agreements, including derivative contracts, may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance" in the event of a material adverse change in MidAmerican Energy's creditworthiness. These rights can vary by contract and by counterparty. If all credit-risk-related contingent features or adequate assurance provisions for these agreements, including derivative contracts, had been triggered as of March 31, 2011, MidAmerican Energy would have been required to post $222 million of additional collateral. MidAmerican Energy's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors. Refer to Note 4 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for a discussion of MidAmerican Energy's collateral requirements specific to its derivative contracts.

In July 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Reform Act"). The Reform Act reshapes financial regulation in the United States by creating new regulators, regulating new markets and firms, and providing new enforcement powers to regulators. Virtually all major areas of the Reform Act, including collateral requirements on derivative contracts, will be the subject of regulatory interpretation and implementation rules requiring rulemaking proceedings that may take several years to complete.

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

Critical Accounting Estimates

Certain accounting measurements require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized on the Consolidated Financial Statements based on such estimates involve numerous assumptions subject to varying and potentially significant degrees of judgment and uncertainty. Accordingly, the amounts currently reflected on the Consolidated Financial Statements will likely change in the future as additional information becomes available. Estimates are used for, but not limited to, the accounting for the effects of certain types of regulation, derivatives, impairment of long-lived assets and goodwill, pension and other postretirement benefits, income taxes and revenue recognition - unbilled revenue. For additional discussion of MidAmerican Energy's and MidAmerican Funding's critical accounting estimates, see Item 7 of their Annual Report on Form 10-K for the year ended December 31, 2010. There have been no significant changes in MidAmerican Energy's and MidAmerican Funding's assumptions regarding critical accounting estimates since December 31, 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting MidAmerican Energy and MidAmerican Funding, see Item 7A of their Annual Report on Form 10-K for the year ended December 31, 2010. MidAmerican Energy's and MidAmerican Funding's exposure to market risk and their management of such risk has not changed materially since December 31, 2010. Refer to Note 4 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for disclosure of MidAmerican Energy's derivative positions as of March 31, 2011.

Item 4.	Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, the Company (MidAmerican Energy or MidAmerican Funding, as applicable) carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, the Company's management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms, and is accumulated and communicated to management, including the Company's Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company's internal control over financial reporting during the quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

Item 1.    Legal Proceedings

None.

Item 1A.    Risk Factors

There has been no material change to MidAmerican Funding's or MidAmerican Energy's risk factors from those disclosed in Item 1A of their Annual Report on Form 10-K for the year ended December 31, 2010.

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

MIDAMERICAN FUNDING, LLC
MIDAMERICAN ENERGY COMPANY
(Registrants)

Date: May 6, 2011	/s/ Thomas B. Specketer
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