Form 10-Q
period 2011-06-30
MIDAMERICAN ENERGY CO; MIDAMERICAN FUNDING LLC
filed 2011-08-05
CIK 928576, 1098296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

or

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
Yes  ☐            No  ☒

All of the member's equity of MidAmerican Funding, LLC was held by its parent company, MidAmerican Energy Holdings Company as of July 29, 2011.

All common stock of MidAmerican Energy Company is held by its parent company, MHC Inc., which is a direct, wholly owned subsidiary of MidAmerican Funding, LLC. As of July 29, 2011, 70,980,203 shares of MidAmerican Energy Company common stock, without par value, were outstanding.

MidAmerican Funding, LLC and MidAmerican Energy Company separately file this combined Form 10-Q. Information relating to each individual registrant is filed by such registrant on its own behalf. Except for its subsidiaries, MidAmerican Energy Company makes no representation as to information relating to any other subsidiary of MidAmerican Funding, LLC.

TABLE OF CONTENTS

PART I

i

Definition of Abbreviations and Industry Terms

When used in Part I, Items 2 through 4, and Part II, Items 1 through 6, the following terms have the definitions indicated.

Companies
MEHC	MidAmerican Energy Holdings Company
MidAmerican Funding	MidAmerican Funding, LLC
MidAmerican Energy	MidAmerican Energy Company

Certain Industry Terms
AFUDC	Allowance for Funds Used During Construction
CSAPR	Cross-State Air Pollution Rule
Dths	Decatherms
DSM	Demand-side Management
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
GHG	Greenhouse Gases
GHG Reporting	Greenhouse Gases Reporting
GWh	Gigawatt Hours
IUB	Iowa Utilities Board
MISO	Midwest Independent Transmission System Operator, Inc.
MW	Megawatts
NRC	Nuclear Regulatory Commission
RCRA	Resource Conservation and Recovery Act

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
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Energy Company and subsidiaries (the "Company") as of June 30, 2011, and the related consolidated statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2011 and 2010, and of cash flows and changes in equity for the six-month periods ended June 30, 2011 and 2010. These interim financial statements are the responsibility of the Company's management.

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
August 5, 2011

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	June 30, 2011	December 31, 2010
ASSETS
Utility plant, net:
Electric	$9,499	$9,403
Gas	1,229	1,214
Gross utility plant in service	10,728	10,617
Accumulated depreciation and amortization	(3,988)	(3,849)
Utility plant in service, net	6,740	6,768
Construction work in progress	344	151
Total utility plant, net	7,084	6,919
Current assets:
Cash and cash equivalents	316	203
Receivables, net	342	383
Inventories	148	159
Other	117	110
Total current assets	923	855
Other assets:
Investments and nonregulated property, net	505	490
Regulatory assets	586	578
Other	166	168
Total other assets	1,257	1,236
Total assets	$9,264	$9,010
CAPITALIZATION AND LIABILITIES
Capitalization:
MidAmerican Energy common shareholder's equity	$3,066	$2,931
Preferred securities	27	27
Noncontrolling interests	1	1
Long-term debt, excluding current portion	2,959	2,865
Total capitalization	6,053	5,824
Current liabilities:
Accounts payable	218	250
Taxes accrued	107	103
Interest accrued	44	44
Other	100	114
Total current liabilities	469	511
Other liabilities:
Deferred income taxes	1,455	1,368
Asset retirement obligations	225	216
Regulatory liabilities	738	721
Other	324	370
Total other liabilities	2,742	2,675
Total capitalization and liabilities	$9,264	$9,010

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2011	2010	2011	2010
Operating revenue:
Regulated electric	$412	$427	$789	$856
Regulated gas	130	128	463	515
Nonregulated	262	270	531	589
Total operating revenue	804	825	1,783	1,960

Operating costs and expenses:
Regulated:
Cost of fuel, energy and capacity	127	134	237	286
Cost of gas sold	80	82	322	380
Other operating expenses	106	99	207	198
Maintenance	47	49	94	98
Depreciation and amortization	84	86	169	171
Property and other taxes	28	28	58	56
Total regulated operating costs and expenses	472	478	1,087	1,189
Nonregulated:
Cost of sales	239	250	484	543
Other	7	6	13	12
Total nonregulated operating costs and expenses	246	256	497	555
Total operating costs and expenses	718	734	1,584	1,744

Operating income	86	91	199	216

Non-operating income:
Interest income	1	1	1	1
Allowance for equity funds	3	—	5	2
Other, net	—	(4)	3	—
Total non-operating income	4	(3)	9	3

Fixed charges:
Interest on long-term debt	38	38	77	77
Other interest expense	—	—	1	1
Allowance for borrowed funds	(1)	—	(2)	(1)
Total fixed charges	37	38	76	77

Income before income tax expense (benefit)	53	50	132	142
Income tax expense (benefit)	4	(6)	9	3

Net income	49	56	123	139
Preferred dividends	1	—	1	—

Earnings on common stock	$48	$56	$122	$139

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Six-Month Periods Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$123	$139
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	169	171
Deferred income taxes and amortization of investment tax credits	63	41
Changes in other assets and liabilities	15	16
Other, net	(7)	3
Changes in other operating assets and liabilities:
Receivables, net	41	57
Inventories	12	30
Derivative collateral, net	(5)	16
Contributions to pension and other postretirement benefit plans, net	(44)	5
Accounts payable	(49)	(41)
Taxes accrued	(3)	12
Other current assets and liabilities	14	9
Net cash flows from operating activities	329	458

Cash flows from investing activities:
Utility construction expenditures	(219)	(127)
Purchases of available-for-sale securities	(48)	(45)
Proceeds from sales of available-for-sale securities	47	41
Other, net	5	2
Net cash flows from investing activities	(215)	(129)

Cash flows from financing activities:
Dividends	(1)	(251)
Repurchase of preferred securities	—	(3)
Net cash flows from financing activities	(1)	(254)

Net change in cash and cash equivalents	113	75
Cash and cash equivalents at beginning of period	203	87
Cash and cash equivalents at end of period	$316	$162

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
(Amounts in millions)

	MidAmerican Energy Shareholders' Equity
	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss, Net	Preferred Securities	Noncontrolling Interests	Total Equity

Balance, December 31, 2009	$561	$2,417	$(49)	$30	$1	$2,960
Net income	—	139	—	—	—	139
Other comprehensive income	—	—	6	—	—	6
Repurchase of preferred securities	1	—	—	(3)	—	(2)
Common dividends	—	(250)	—	—	—	(250)
Preferred dividends	—	(1)	—	—	—	(1)
Balance, June 30, 2010	$562	$2,305	$(43)	$27	$1	$2,852

Balance, December 31, 2010	$562	$2,398	$(29)	$27	$1	$2,959
Net income	—	123	—	—	—	123
Other comprehensive income	—	—	13	—	—	13
Preferred dividends	—	(1)	—	—	—	(1)
Balance, June 30, 2011	$562	$2,520	$(16)	$27	$1	$3,094

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in millions)

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2011	2010	2011	2010

Net income	$49	$56	$123	$139

Other comprehensive income, net of tax:
Unrealized gains (losses) on available-for-sale securities, net of tax of $-, $-, $- and $1	—	(1)	1	(3)
Unrealized gains on cash flow hedges, net of tax of $8, $16, $9 and $5	10	25	12	9
Total other comprehensive income, net of tax	10	24	13	6

Comprehensive income	$59	$80	$136	$145

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the Consolidated Financial Statements as of June 30, 2011, and for the three- and six-month periods ended June 30, 2011 and 2010. The results of operations for the three- and six-month periods ended June 30, 2011, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in MidAmerican Energy's Annual Report on Form 10-K for the year ended December 31, 2010, describes the most significant accounting policies used in the preparation of the Consolidated Financial Statements. There have been no significant changes in MidAmerican Energy's assumptions regarding significant accounting estimates and policies during the six-month period ended June 30, 2011.

Utility Plant Depreciation Rates

During the second quarter of 2011, MidAmerican Energy revised its electric and gas utility plant depreciation rates based on the results of a periodic study. The new rates generally reflect longer estimated useful lives and lower net salvage. The effect of this change was to reduce depreciation and amortization expense by $2 million for the three- and six-month periods ended June 30, 2011, and is estimated to be $28 million annually based on current depreciable plant balances.

(2)    New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-05, which amends FASB Accounting Standards Codification ("ASC") Topic 220, "Comprehensive Income." ASU No. 2011-05 provides an entity with the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Regardless of the option chosen, the guidance also requires presentation of items on the face of the financial statements that are reclassified from other comprehensive income to net income. This guidance does not change the items that must be reported in other comprehensive income, when an item of other comprehensive income must be reclassified to net income or how tax effects of each item of other comprehensive income are presented. This guidance is effective for interim and annual periods beginning after December 15, 2011. MidAmerican Energy is currently evaluating which presentation option will be implemented.

In May 2011, the FASB issued ASU No. 2011-04, which amends FASB ASC Topic 820, "Fair Value Measurements and Disclosures." The amendments in this guidance are not intended to result in a change in current accounting. ASU No. 2011-04 requires additional disclosures relating to fair value measurements categorized within Level 3 of the fair value hierarchy, including quantitative information about unobservable inputs, the valuation process used by the entity and the sensitivity of unobservable input measurements. Additionally, entities are required to disclose the level of the fair value hierarchy for assets and liabilities that are not measured at fair value in the balance sheet, but for which disclosure of the fair value is required.This guidance is effective for interim and annual periods beginning after December 15, 2011. MidAmerican Energy is currently evaluating the impact of adopting this guidance on its disclosures included within Notes to Consolidated Financial Statements.

In January 2010, the FASB issued ASU No. 2010-06, which amends FASB "ASC" Topic 820, "Fair Value Measurements and Disclosures."ASU No. 2010-06 requires disclosure of (a) the amount of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and the reasons for those transfers and (b) gross presentation of purchases, sales, issuances and settlements in the Level 3 fair value measurement rollforward. This guidance clarifies that existing fair value measurement disclosures should be presented for each class of assets and liabilities. The existing disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements have also been clarified to ensure such disclosures are presented for the Levels 2 and 3 fair value measurements. MidAmerican Energy adopted this guidance as of January 1, 2010, with the exception of the disclosure requirement to present purchases, sales, issuances and settlements gross in the Level 3 fair value measurement rollforward, which MidAmerican Energy adopted as of January 1, 2011. The adoption of this guidance did not have a material impact on MidAmerican Energy's disclosures included within Notes to Consolidated Financial Statements.

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

The following table presents MidAmerican Energy's assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of June 30, 2011:
Assets:
Commodity derivatives	$3	$21	$11	$(22)	$13
Investments in available-for-sale securities:
Money market mutual funds(2)	234	—	—	—	234
Debt securities	79	56	16	—	151
Equity securities	173	—	—	—	173
	$489	$77	$27	$(22)	$571

Liabilities - Commodity derivatives	$(5)	$(57)	$(4)	$28	$(38)

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of December 31, 2010
Assets:
Commodity derivatives	$3	$23	$18	$(23)	$21
Investments in available-for-sale securities:
Money market mutual funds(2)	120	—	—	—	120
Debt securities	74	53	20	—	147
Equity securities	167	—	—	—	167
	$364	$76	$38	$(23)	$455

Liabilities - Commodity derivatives	$(10)	$(89)	$(4)	$37	$(66)

(1)	Represents netting under master netting arrangements and a net cash collateral receivable of $6 million and $14 million as of June 30, 2011 and December 31, 2010, respectively.

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

The following table reconciles the beginning and ending balances of MidAmerican Energy's assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	Commodity Derivatives	Debt Securities	Commodity Derivatives	Debt Securities
2011
Beginning balance	$10	$16	$14	$20
Changes included in earnings(1)	2	—	4	—
Changes in fair value recognized in other comprehensive income	—	—	—	1
Changes in fair value recognized in regulatory assets and liabilities	2	—	4	—
Sales	—	—	—	(5)
Settlements	(7)	—	(15)	—
Ending balance	$7	$16	$7	$16

2010
Beginning balance	$27	$13	$21	$16
Changes included in earnings(1)	(4)	—	5	—
Changes in fair value recognized in other comprehensive income	—	(1)	—	(4)
Changes in fair value recognized in regulatory assets and liabilities	—	—	3	—
Settlements	(7)	—	(13)	—
Ending balance	$16	$12	$16	$12

(1)
Changes included in earnings are reported as nonregulated operating revenue on the Consolidated Statements of Operations. For commodity derivatives held as of June 30, 2011 and 2010, net unrealized gains (losses) included in earnings for the three-month periods ended June 30, 2011 and 2010, totaled $2 million and $(4) million, respectively, and for the six-month periods ended June 30, 2011 and 2010, totaled $1 million and $5 million, respectively.

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

	As of June 30, 2011		As of December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$2,959	$3,246	$2,865	$3,161

(4)    Risk Management and Hedging Activities

MidAmerican Energy is exposed to the impact of market fluctuations in commodity prices and interest rates. MidAmerican Energy is principally exposed to electricity, natural gas, coal and fuel oil commodity price risk as it has an obligation to serve retail customer load in its regulated service territory. MidAmerican Energy also provides nonregulated retail electricity and natural gas services in competitive markets. MidAmerican Energy's load and generating facilities represent substantial underlying commodity positions. Exposures to commodity prices consist mainly of variations in the price of fuel required to generate electricity, wholesale electricity that is purchased and sold, and natural gas supply for regulated and nonregulated retail customers. Commodity prices are subject to wide price swings as supply and demand are impacted by, among many other unpredictable items, weather, market liquidity, generating facility availability, customer usage, storage, and transmission and transportation constraints. Interest rate risk exists on variable-rate debt and future debt issuances. MidAmerican Energy does not engage in a material amount of proprietary trading activities.

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

The following table, which excludes contracts that qualify for the normal purchases or normal sales exception afforded by GAAP, summarizes the fair value of MidAmerican Energy's derivative contracts, on a gross basis, and reconciles those amounts to the amounts presented on a net basis on the Consolidated Balance Sheets (in millions):

	Current Assets - Other	Other Assets - Other	Current Liabilities - Other	Other Liabilities - Other	Total
As of June 30, 2011
Not designated as hedging contracts(1)(2):
Commodity assets	$11	$5	$7	$2	$25
Commodity liabilities	(5)	(2)	(25)	(11)	(43)
Total	6	3	(18)	(9)	(18)

Designated as hedging contracts(1):
Commodity assets	4	3	1	2	10
Commodity liabilities	(2)	(1)	(15)	(5)	(23)
Total	2	2	(14)	(3)	(13)

Total derivatives	8	5	(32)	(12)	(31)
Cash collateral receivable	—	—	5	1	6
Total derivatives - net basis	$8	$5	$(27)	$(11)	$(25)

As of December 31, 2010
Not designated as hedging contracts(1)(2):
Commodity assets	$19	$5	$12	$2	$38
Commodity liabilities	(2)	(2)	(47)	(13)	(64)
Total	17	3	(35)	(11)	(26)

Designated as hedging contracts(1):
Commodity assets	1	2	2	1	6
Commodity liabilities	(1)	(1)	(31)	(6)	(39)
Total	—	1	(29)	(5)	(33)

Total derivatives	17	4	(64)	(16)	(59)
Cash collateral receivable	—	—	11	3	14
Total derivatives - net basis	$17	$4	$(53)	$(13)	$(45)

(1)	Derivative contracts within these categories subject to master netting arrangements are presented on a net basis on the Consolidated Balance Sheets.

(2)
The majority of MidAmerican Energy's commodity derivatives not designated as hedging contracts are included in regulated rates, and as of June 30, 2011 and December 31, 2010, a net regulatory asset of $20 million and $27 million, respectively, was recorded related to the net derivative liability of $18 million and $26 million, respectively.

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

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010

Beginning balance	$3	$(28)	$27	$(14)
Changes in fair value recognized in net regulatory assets (liabilities)	16	15	10	(2)
Net (losses) gains reclassified to operating revenue	(1)	7	(1)	8
Net gains reclassified to cost of fuel, energy and capacity	2	4	5	10
Net losses reclassified to cost of gas sold	—	(1)	(21)	(5)
Ending balance	$20	$(3)	$20	$(3)

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

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010

Nonregulated operating revenue	$2	$1	$3	$11
Regulated cost of gas sold	—	—	—	3
Nonregulated cost of sales	—	(3)	—	(10)
Total	$2	$(2)	$3	$4

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

The following table reconciles the beginning and ending balances of MidAmerican Energy's accumulated other comprehensive loss (pre-tax) and summarizes pre-tax gains and losses on commodity derivative contracts designated and qualifying as cash flow hedges recognized in other comprehensive income ("OCI"), as well as amounts reclassified to earnings (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010

Beginning balance	$31	$90	$34	$63
Changes in fair value recognized in OCI	(15)	(28)	(14)	10
Net losses reclassified to nonregulated cost of sales	(3)	(13)	(7)	(24)
Ending balance	$13	$49	$13	$49

Realized gains and losses on hedges and hedge ineffectiveness are recognized in income as nonregulated operating revenue or nonregulated cost of sales depending upon the nature of the item being hedged. For the three- and six-month periods ended June 30, 2011 and 2010, hedge ineffectiveness was insignificant. As of June 30, 2011, MidAmerican Energy had cash flow hedges with expiration dates extending through December 2014, and $11 million of pre-tax net unrealized losses are forecasted to be reclassified from accumulated other comprehensive loss into earnings over the next twelve months as contracts settle.

Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding commodity derivative contracts with fixed price terms that comprise the mark-to-market values as of (in millions):

	Unit of	June 30,	December 31,
	Measure	2011	2010

Electricity purchases	Megawatt hours	5	2
Natural gas purchases	Decatherms	59	53
Fuel purchases	Gallons	2	4

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

Collateral and Contingent Features

In accordance with industry practice, certain wholesale derivative contracts contain provisions that require MidAmerican Energy to maintain specific credit ratings from one or more of the major credit rating agencies on its senior unsecured debt. These derivative contracts may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance" in the event of a material adverse change in MidAmerican Energy's creditworthiness. These rights can vary by contract and by counterparty. As of June 30, 2011, MidAmerican Energy's credit ratings from the three recognized credit rating agencies were investment grade.

The aggregate fair value of MidAmerican Energy's derivative contracts in liability positions with specific credit-risk-related contingent features totaled $55 million and $80 million as of June 30, 2011 and December 31, 2010, respectively, for which MidAmerican Energy had not posted any collateral. If all credit-risk-related contingent features for derivative contracts in liability positions had been triggered as of June 30, 2011 and As of December 31, 2010, MidAmerican Energy would have been required to post $35 million and $65 million, respectively, of additional collateral. MidAmerican Energy's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors.

(5)    Long-Term Debt

In conjunction with the construction of wind-powered generating facilities, MidAmerican Energy has accrued as construction work in progress certain amounts for which it is not contractually obligated to pay until December 2013. The amounts ultimately payable are discounted at 1.46% and recognized upon delivery of the equipment as long-term debt. The discount is amortized as interest expense over the period until payment is due using the effective interest method. As of June 30, 2011, $94 million of such debt, net of associated discount, was outstanding.

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

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Pension:
Service cost	$5	$4	$9	$8
Interest cost	11	10	20	20
Expected return on plan assets	(13)	(11)	(22)	(20)
Net periodic benefit cost	$3	$3	$7	$8

Other postretirement:
Service cost	$1	$1	$2	$2
Interest cost	2	2	5	5
Expected return on plan assets	(3)	(3)	(6)	(6)
Net amortization	—	(1)	(1)	(1)
Net periodic benefit cost	$—	$(1)	$—	$—

Employer contributions to the pension and other postretirement benefit plans are expected to be $56 million and $- million, respectively, during 2011. As of June 30, 2011, $52 million and $- million of contributions had been made to the pension and other postretirement benefit plans, respectively.

(7)    Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense is as follows:

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2011	2010	2011	2010

Federal statutory income tax rate	35%	35%	35%	35%
Amortization of investment tax credit	(1)	(1)	(1)	(1)
State income tax, net of federal income tax benefit	6	8	7	7
Renewable electricity production tax credits	(25)	(26)	(28)	(25)
Income tax method change	—	(14)	—	(5)
Effects of ratemaking	(6)	(18)	(5)	(10)
Other, net	(1)	4	(1)	1
Effective income tax rate	8%	(12)%	7%	2%

MidAmerican Energy's wind-powered generating facilities are eligible for federal renewable electricity production tax credits for 10 years from the date the facilities were placed in service.

In 2010, MidAmerican Energy changed the method by which it determines current income tax deductions for repair costs ("Repairs Deduction") related to certain of its regulated utility assets. The change resulted in current deductibility for those costs, which are capitalized for book purposes. MidAmerican Energy was allowed to retroactively apply the method change and deduct the related prior years' costs on the tax return that includes the year of the change. State utility rate regulation in Iowa requires that the tax effect of certain temporary differences such as these be flowed through immediately to customers. Therefore, amounts that would otherwise have been recognized in income tax expense have been included as changes in regulatory assets. This treatment of such temporary differences impacts income tax expense and effective tax rates from year to year. Accordingly, MidAmerican Energy's earnings for the three- and six-month periods ended June 30, 2010, reflect $7 million of net tax benefits recognized in connection with the Repairs Deduction for tax years prior to 2010 related to MidAmerican Energy's regulated natural gas utility assets. The ongoing impact of the method change and certain other temporary differences is included as an effect of ratemaking.

(8)    Commitments and Contingencies

Contractual Obligations

In May 2011, MidAmerican Energy signed contracts totaling $427 million for the construction of emissions control equipment at two of its jointly owned generating facilities to address current air quality requirements. These contracts resulted in purchase obligations for the years ending December 31 of approximately $143 million in 2012, $194 million in 2013 and $90 million in 2014. As a joint owner of the generating facilities, MidAmerican Energy's share is $238 million.

Legal Matters

MidAmerican Energy is party to a variety of legal actions arising out of the normal course of business. Plaintiffs occasionally seek punitive or exemplary damages. MidAmerican Energy does not believe that such normal and routine litigation will have a material impact on its consolidated financial results.

(9)    Components of Accumulated Other Comprehensive Loss, Net

Accumulated other comprehensive loss, net consists of the following components (in millions):

	As of
	June 30, 2011	December 31, 2010

Unrealized losses on cash flow hedges, net of tax of $(5) and $(14)	$(8)	$(20)
Unrealized losses on available-for-sale securities, net of tax of $(6) and $(6)	(8)	(9)
Total accumulated other comprehensive loss, net	$(16)	$(29)

(10)    Segment Information

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

The following tables provide information on a reportable operating segment basis (in millions):

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2011	2010	2011	2010
Operating revenue:
Regulated electric	$412	$427	$789	$856
Regulated gas	130	128	463	515
Nonregulated energy	262	270	531	589
Total operating revenue	$804	$825	$1,783	$1,960

Depreciation and amortization:
Regulated electric	$75	$78	$151	$154
Regulated gas	9	8	18	17
Total depreciation and amortization	$84	$86	$169	$171

Operating income:
Regulated electric	$65	$74	$115	$136
Regulated gas	4	3	49	46
Nonregulated energy	17	14	35	34
Total operating income	$86	$91	$199	$216

	As of
	June 30, 2011	December 31, 2010
Total assets:
Regulated electric	$8,155	$7,780
Regulated gas	939	1,033
Nonregulated energy	170	197
Total assets	$9,264	$9,010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Member of
MidAmerican Funding, LLC
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Funding, LLC and subsidiaries (the "Company") as of June 30, 2011, and the related consolidated statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2011 and 2010, and of cash flows and changes in equity for the six-month periods ended June 30, 2011 and 2010. These interim financial statements are the responsibility of the Company's management.

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
August 5, 2011

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	June 30, 2011	December 31, 2010
ASSETS
Utility plant, net:
Electric	$9,499	$9,403
Gas	1,229	1,214
Gross utility plant in service	10,728	10,617
Accumulated depreciation and amortization	(3,988)	(3,849)
Utility plant in service, net	6,740	6,768
Construction work in progress	344	151
Total utility plant, net	7,084	6,919
Current assets:
Cash and cash equivalents	317	203
Receivables, net	347	386
Inventories	148	159
Other	116	111
Total current assets	928	859
Other assets:
Investments and nonregulated property, net	530	516
Goodwill	1,270	1,270
Regulatory assets	586	578
Other	164	168
Total other assets	2,550	2,532
Total assets	$10,562	$10,310
CAPITALIZATION AND LIABILITIES
Capitalization:
MidAmerican Funding member's equity	$3,799	$3,673
Noncontrolling interests	28	28
Long-term debt, excluding current portion	3,284	3,190
Total capitalization	7,111	6,891
Current liabilities:
Current portion of long-term debt	—	200
Note payable to affiliate	227	14
Accounts payable	219	250
Taxes accrued	108	103
Interest accrued	52	56
Other	100	114
Total current liabilities	706	737
Other liabilities:
Deferred income taxes	1,456	1,370
Asset retirement obligations	225	216
Regulatory liabilities	738	721
Other	326	375
Total other liabilities	2,745	2,682
Total capitalization and liabilities	$10,562	$10,310

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2011	2010	2011	2010
Operating revenue:
Regulated electric	$412	$427	$789	$856
Regulated gas	130	128	463	515
Nonregulated	263	272	532	591
Total operating revenue	805	827	1,784	1,962

Operating costs and expenses:
Regulated:
Cost of fuel, energy and capacity	127	134	237	286
Cost of gas sold	80	82	322	380
Other operating expenses	106	99	207	198
Maintenance	47	49	94	98
Depreciation and amortization	84	86	169	171
Property and other taxes	28	28	58	56
Total regulated operating costs and expenses	472	478	1,087	1,189
Nonregulated:
Cost of sales	240	250	485	543
Other	8	8	14	14
Total nonregulated operating costs and expenses	248	258	499	557
Total operating costs and expenses	720	736	1,586	1,746

Operating income	85	91	198	216

Non-operating income:
Interest income	1	1	1	1
Allowance for equity funds	3	—	5	2
Other, net	2	—	5	4
Total non-operating income	6	1	11	7

Fixed charges:
Interest on long-term debt	45	47	92	95
Other interest expense	—	—	1	1
Allowance for borrowed funds	(1)	—	(2)	(1)
Total fixed charges	44	47	91	95

Income before income tax expense (benefit)	47	45	118	128
Income tax expense (benefit)	2	(9)	4	(3)

Net income	45	54	114	131
Net income attributable to noncontrolling interests	1	—	1	—

Net income attributable to MidAmerican Funding	$44	$54	$113	$131

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Six-Month Periods Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$114	$131
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	169	171
Deferred income taxes and amortization of investment tax credits	62	43
Changes in other assets and liabilities	15	16
Other, net	(5)	(2)
Changes in other operating assets and liabilities:
Receivables, net	40	57
Inventories	12	30
Derivative collateral, net	(5)	16
Contributions to pension and other postretirement benefit plans, net	(44)	5
Accounts payable	(49)	(41)
Taxes accrued	(3)	11
Other current assets and liabilities	10	9
Net cash flows from operating activities	316	446

Cash flows from investing activities:
Utility construction expenditures	(219)	(127)
Purchases of available-for-sale securities	(48)	(45)
Proceeds from sales of available-for-sale securities	47	41
Other, net	6	2
Net cash flows from investing activities	(214)	(129)

Cash flows from financing activities:
Dividends	(1)	(1)
Repayment of long-term debt	(200)	—
Repurchase of preferred securities of subsidiary	—	(3)
Net change in note payable to affiliate	213	(241)
Net proceeds from short-term debt	—	2
Net cash flows from financing activities	12	(243)

Net change in cash and cash equivalents	114	74
Cash and cash equivalents at beginning of period	203	88
Cash and cash equivalents at beginning of period	$317	$162

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
(Amounts in millions)

	MidAmerican Funding Member's Equity
	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net	Noncontrolling Interests	Total Equity

Balance, December 31, 2009	$1,679	$1,798	$(49)	$31	$3,459
Net income	—	131	—	—	131
Other comprehensive income	—	—	6	—	6
Repurchase of preferred securities of subsidiary	—	—	—	(2)	(2)
Dividends	—	—	—	(1)	(1)
Balance, June 30, 2010	$1,679	$1,929	$(43)	$28	$3,593

Balance, December 31, 2010	$1,679	$2,023	$(29)	$28	$3,701
Net income	—	113	—	1	114
Other comprehensive income	—	—	13	—	13
Dividends	—	—	—	(1)	(1)
Balance, June 30, 2011	$1,679	$2,136	$(16)	$28	$3,827

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in millions)

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2011	2010	2011	2010

Net income	$45	$54	$114	$131

Other comprehensive income, net of tax:
Unrealized gains (losses) on available-for-sale securities, net of tax of $-, $-, $- and $1	—	(1)	1	(3)
Unrealized gains on cash flow hedges, net of tax of $8, $16, $9 and $5	10	25	12	9
Total other comprehensive income, net of tax	10	24	13	6

Comprehensive income	55	78	127	137
Comprehensive income attributable to noncontrolling interests	1	—	1	—

Comprehensive income attributable to MidAmerican Funding	$54	$78	$126	$137

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the Consolidated Financial Statements as of June 30, 2011, and for the three- and six-month periods ended June 30, 2011 and 2010. The results of operations for the three- and six-month periods ended June 30, 2011, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in MidAmerican Funding's Annual Report on Form 10-K for the year ended December 31, 2010, describes the most significant accounting policies used in the preparation of the Consolidated Financial Statements. There have been no significant changes in MidAmerican Funding's assumptions regarding significant accounting estimates and policies during the six-month period ended June 30, 2011. Refer to Note 1 of MidAmerican Energy's Notes to Consolidated Financial Statements.

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

	As of June 30, 2011		As of December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$3,284	$3,622	$3,390	$3,741

(4)    Risk Management and Hedging Activities

Refer to Note 4 of MidAmerican Energy's Notes to Consolidated Financial Statements.

(5)    Long-Term Debt

Refer to Note 5 of MidAmerican Energy's Notes to Consolidated Financial Statements.

(6)    Employee Benefit Plans

Refer to Note 6 of MidAmerican Energy's Notes to Consolidated Financial Statements.

(7)    Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense is as follows:

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2011	2010	2011	2010

Federal statutory income tax rate	35%	35%	35%	35%
Amortization of investment tax credit	(1)	(1)	(1)	(1)
State income tax, net of federal income tax benefit	5	8	7	7
Renewable electricity production tax credits	(28)	(28)	(31)	(28)
Income tax method change	—	(15)	—	(5)
Effects of ratemaking	(6)	(19)	(6)	(11)
Other, net	(1)	—	(1)	1
Effective income tax rate	4%	(20)%	3%	(2)%

MidAmerican Energy's wind-powered generating facilities are eligible for federal renewable electricity production tax credits for 10 years from the date the facilities were placed in service.

In 2010, MidAmerican Energy changed the method by which it determines current income tax deductions for repair costs ("Repairs Deduction") related to certain of its regulated utility assets. The change resulted in current deductibility for those costs, which are capitalized for book purposes. MidAmerican Energy was allowed to retroactively apply the method change and deduct the related prior years' costs on the tax return that includes the year of the change. State utility rate regulation in Iowa requires that the tax effect of certain temporary differences such as these be flowed through immediately to customers. Therefore, amounts that would otherwise have been recognized in income tax expense have been included as changes in regulatory assets. This treatment of such temporary differences impacts income tax expense and effective tax rates from year to year. Accordingly, MidAmerican Energy's earnings for the three- and six-month periods ended June 30, 2010, reflect $7 million of net tax benefits recognized in connection with the Repairs Deduction for tax years prior to 2010 related to MidAmerican Energy's regulated natural gas utility assets. The ongoing impact of the method change and certain other temporary differences is included as an effect of ratemaking.

(8)    Commitments and Contingencies

Refer to Note 8 of MidAmerican Energy's Notes to Consolidated Financial Statements.

MidAmerican Funding is party to a variety of legal actions arising out of the normal course of business. Plaintiffs occasionally seek punitive or exemplary damages. MidAmerican Funding does not believe that such normal and routine litigation will have a material impact on its consolidated financial results.

(9)    Components of Accumulated Other Comprehensive Loss, Net

Refer to Note 9 of MidAmerican Energy's Notes to Consolidated Financial Statements.

(10)    Segment Information

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

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2011	2010	2011	2010
Operating revenue:
Regulated electric	$412	$427	$789	$856
Regulated gas	130	128	463	515
Nonregulated energy	262	270	531	589
Other	1	2	1	2
Total operating revenue	$805	$827	$1,784	$1,962

Depreciation and amortization:
Regulated electric	$75	$78	$151	$154
Regulated gas	9	8	18	17
Total depreciation and amortization	$84	$86	$169	$171

Operating income:
Regulated electric	$65	$74	$115	$136
Regulated gas	4	3	49	46
Nonregulated energy	17	14	35	34
Other	(1)	—	(1)	—
Total operating income	$85	$91	$198	$216

	As of
	June 30, 2011	December 31, 2010
Total assets(1):
Regulated electric	$9,346	$8,971
Regulated gas	1,018	1,111
Nonregulated energy	170	197
Other	28	31
Total assets	$10,562	$10,310

(1)	Total assets by operating segment reflect the assignment of goodwill to applicable reporting units.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations for the Second Quarter and First Six Months of 2011 and 2010

Overview

MidAmerican Energy -

MidAmerican Energy's earnings on common stock for the second quarter of 2011 was $48 million, a decrease of $8 million, or 14%, and for the first six months of 2011 was $122 million, a decrease of $17 million, or 12%, compared to 2010. The decreases were due to lower regulated electric wholesale margins and higher income tax expense in 2011. The decrease in wholesale margins resulted from lower sales volumes and lower average margins per unit sold. An increase in regulated electric retail margins, due primarily to higher volumes as a result of increased industrial sales and customer growth in MidAmerican Energy's service territory, partially offset the decrease in regulated electric wholesale margins for the first six months of 2011. Higher income tax expense in the second quarter and first six months of 2011 was the result of greater accelerated income tax benefits in 2010 due to MidAmerican Energy changing one of its income tax methods.

MidAmerican Funding -

Net income attributable to MidAmerican Funding for the second quarter of 2011 was $44 million, a decrease of $10 million, or 19%, and for the first six months of 2011 was $113 million, a decrease of $18 million, or 14%, compared to 2010. In addition to the factors discussed for MidAmerican Energy, net income attributable to MidAmerican Funding for the second quarter and first six months of 2010 reflects $3 million of after-tax income from the reduction of environmental contingencies related to MidAmerican Funding's past divestiture of an oil and gas company for which MidAmerican Funding has determined its future liability is no longer probable.

Regulated Electric Gross Margin

	Second Quarter				First Six Months
	2011	2010	Change		2011	2010	Change
Gross margin (in millions):
Operating revenue	$412	$427	$(15)	(4)%	$789	$856	$(67)	(8)%
Less - cost of fuel, energy and capacity	127	134	(7)	(5)	237	286	(49)	(17)
Electric gross margin	$285	$293	$(8)	(3)	$552	$570	$(18)	(3)

Sales (GWh):
Retail	5,194	5,215	(21)	—%	10,567	10,433	134	1%
Wholesale	2,918	3,150	(232)	(7)	4,990	6,714	(1,724)	(26)
Total	8,112	8,365	(253)	(3)	15,557	17,147	(1,590)	(9)

Electric gross margin for the second quarter of 2011 decreased $8 million compared to the second quarter of 2010. Wholesale gross margin decreased a total of $9 million due to a $7 million decrease from a lower average margin per megawatt hour sold on lower market prices and a $2 million reduction from lower wholesale sales volumes. Wholesale includes sales of energy to markets operated by regional transmission organizations, other utilities, municipalities and energy marketing companies. Retail gross margin increased $1 million due to a $1 million increase in recoveries through bill riders for DSM program costs and carbon reduction study costs. Changes in recoveries through these bill riders are substantially matched by changes in other operating expenses and depreciation and amortization. Improvements in retail sales volumes as a result of various customer usage influences, including increased industrial sales and customer growth, were offset by a reduction due to cooler temperatures compared to the second quarter of 2010.

Electric gross margin for the first six months of 2011 decreased $18 million compared to the first six months of 2010. Wholesale gross margin decreased a total of $29 million due to a $16 million reduction from lower wholesale sale volumes, reflecting a decrease in MidAmerican Energy's generation availability in the first quarter of 2011, and a $13 million reduction from a lower average margin per megawatt hour sold as a result of lower market prices. Retail gross margin increased $11 million due in part to an improvement in sales volumes as a result of various customer usage influences, including increased industrial sales and customer growth. Additionally, increases in recoveries through bill riders for DSM program costs and carbon reduction study costs contributed $4 million to the improvement in retail gross margin.

Regulated Gas Gross Margin

	Second Quarter				First Six Months
	2011	2010	Change		2011	2010	Change
Gross margin (in millions):
Operating revenue	$130	$128	$2	2%	$463	$515	$(52)	(10)%
Less - cost of gas sold	80	82	(2)	(2)	322	380	(58)	(15)
Gas gross margin	$50	$46	$4	9	$141	$135	$6	4

Sales (000's Dths):
Retail	10,838	8,945	1,893	21%	49,328	47,988	1,340	3%
Wholesale	5,032	8,199	(3,167)	(39)	11,472	18,354	(6,882)	(37)
Total	15,870	17,144	(1,274)	(7)	60,800	66,342	(5,542)	(8)

Regulated gas revenue includes purchased gas adjustment clauses through which MidAmerican Energy is allowed to recover the cost of gas sold from its retail gas utility customers. Consequently, fluctuations in the cost of gas sold do not directly affect gross margin or net income because regulated gas revenue reflects comparable fluctuations through the purchased gas adjustment clauses. Compared to the second quarter of 2010, MidAmerican Energy's average per-unit cost of gas sold increased 5%, resulting in a $4 million increase in gas revenue and cost of gas sold, which was partially offset by the impact of lower wholesale sales volumes for the second quarter of 2011. The increase in gross margin for the second quarter of 2011 was primarily due to greater retail sales volumes from weather conditions and other usage factors.

Compared to the first six months of 2010, MidAmerican Energy's average per-unit cost of gas sold decreased 8%, resulting in a $26 million decrease in gas revenue and cost of gas sold for 2011. Additionally, lower wholesale sales volumes decreased gas revenue and cost of gas sold for the first six months of 2011. The increase in gross margin compared to the first six months of 2010 was due to greater retail sales volumes as a result of weather conditions and other usage factors, higher Illinois retail rates implemented in the second quarter of 2010 and a $1 million increase in recoveries through a bill rider for DSM program costs.

Regulated Operating Costs and Expenses

Other operating expenses of $106 million for the second quarter of 2011 increased $7 million compared to the second quarter of 2010 primarily due to a $3 million increase in healthcare benefit and other postretirement costs and a $2 million increase in DSM program costs. Increases in DSM program costs are matched by increases in related electric and gas revenue. Additionally, other operating expenses for the second quarter of 2011 include $2 million of costs related to flooding in a portion of MidAmerican Energy's service territory. Other operating expenses of $207 million for the first six months of 2011 increased $9 million compared to the first six months of 2010 due to a $5 million increase in DSM program costs, the flood-related operating costs in the second quarter and a $2 million increase in healthcare benefit and other postretirement costs.

Maintenance expense of $47 million for the second quarter of 2011 decreased $2 million compared to the second quarter of 2010 due to a $7 million reduction in fossil-fueled generation facility maintenance costs, partially offset by a $2 million increase in other power generation maintenance and a $3 million increase in costs for storm and flood-related response and restoration costs. Maintenance expense of $94 million for the first six months of 2011 decreased $4 million compared to the first six months of 2010 due to a $6 million reduction in storm and flood-related response and restoration costs from greater storm damage in 2010, partially offset by $1 million higher maintenance costs for other power generating facilities.

Depreciation and amortization expense of $84 million for the second quarter of 2011 decreased $2 million compared to the second quarter of 2010. For the first six months of 2011, depreciation and amortization expense of $169 million decreased $2 million compared to the first six months of 2010. During the second quarter and first six months of 2011, MidAmerican Energy recorded credits of $2 million and $4 million, respectively, related to a revenue sharing arrangement in Iowa. Refer to Note 4 in Item 8 of MidAmerican Energy's and MidAmerican Funding's Annual Report on Form 10-K for the year ended December 31, 2010, for additional information regarding the revenue sharing arrangement. During the second quarter of 2011, MidAmerican Energy revised its electric and gas utility plant depreciation rates based on the results of a periodic study. The new rates generally reflect longer estimated useful lives and lower net salvage. The effect of this change was to reduce depreciation and amortization expense by $2 million for the second quarter of 2011 and is estimated to be $28 million annually based on current depreciable plant balances. These decreases were partially offset by costs related to an Iowa carbon reduction study.

Property and other taxes expense of $58 million for the first six months of 2011 increased $2 million compared to the first six months of 2010 due primarily to higher Iowa property taxes as a result of the statutory phase-in of wind-powered generation facility assessments, which increase by 5% annually for seven years from the year each facility is placed in service.

Nonregulated Gross Margin

MidAmerican Energy -

	Second Quarter				First Six Months
	2011	2010	Change		2011	2010	Change
Gross margin (in millions):
Nonregulated operating revenue	$262	$270	$(8)	(3)%	$531	$589	$(58)	(10)%
Less - nonregulated cost of sales	239	250	(11)	(4)	484	543	(59)	(11)
Nonregulated gross margin	$23	$20	$3	15	$47	$46	$1	2

Nonregulated electric sales (GWh)	2,693	2,859	(166)	(6)	5,200	5,555	(355)	(6)

Nonregulated gas sales (000's Dths)	7,952	8,251	(299)	(4)	19,781	21,791	(2,010)	(9)

Nonregulated operating revenue and cost of sales for the second quarter of 2011 decreased compared to the second quarter of 2010 due to lower nonregulated electric and gas sales volumes and lower nonregulated electric prices and costs, offset partially by higher nonregulated gas prices and costs. Nonregulated gross margin increased compared to the second quarter of 2010 due to a higher average margin per unit on nonregulated electric sales. Nonregulated operating revenue and cost of sales for the first six months of 2011 decreased compared to the first six months of 2010 due to lower prices, costs and volumes for nonregulated electric and gas sales. Nonregulated gross margin improved compared to the first six months of 2010 due to a higher average margin per unit on nonregulated electric sales.

Non-Operating Income

MidAmerican Energy -

MidAmerican Energy's other, net for the second quarter and first six months of 2011 increased $4 million and $3 million, respectively, compared to the second quarter and first six months of 2010 due to higher income from corporate-owned life insurance policies as a result of capital market performance and a $3 million expense in the second quarter of 2010 for the resolution of a dispute with the operator of one of MidAmerican Energy's jointly owned generating facilities. Allowance for equity funds increased $3 million compared to the second quarter and first six months of 2010 as a result of greater capital expenditures.

MidAmerican Funding -

Other, net for the second quarter and first six months of 2010 reflects $5 million of income from the reduction of environmental contingencies related to MidAmerican Funding's past divestiture of an oil and gas company for which MidAmerican Funding has determined its future liability is no longer probable.

Fixed Charges

MidAmerican Funding -

In March 2011, MidAmerican Funding repaid $200 million of 6.75% Senior notes, which reduced its interest on long-term debt for the second quarter and first six months of 2011.

Income Tax Expense (Benefit)

MidAmerican Energy -

MidAmerican Energy's income tax expense increased $10 million to $4 million for the second quarter of 2011 with an effective tax rate of 8% compared to (12)% for the second quarter of 2010. MidAmerican Energy's income tax expense increased $6 million to $9 million for the first six months of 2011 with an effective tax rate of 7% compared to 2% for the first six months of 2010.

MidAmerican Energy's income tax expense for the second quarter and first six months of 2011 increased relative to the comparable periods in 2010 principally due to lower accelerated income tax benefits related to the current deductibility of certain utility costs, partially offset, for the first six months of 2011, by lower pre-tax income.

In 2010, MidAmerican Energy changed the method by which it determines current income tax deductions for repair costs ("Repairs Deduction") related to certain of its regulated utility assets. The change resulted in current deductibility for those costs, which are capitalized for book purposes. MidAmerican Energy was allowed to retroactively apply the method change and deduct the related prior years' costs on the tax return that includes the year of the change. State utility rate regulation in Iowa requires that the tax effect of certain temporary differences such as these be flowed through immediately to customers. Therefore, amounts that would otherwise have been recognized in income tax expense have been included as changes in regulatory assets. This treatment of such temporary differences impacts income tax expense and effective tax rates from year to year. Accordingly, MidAmerican Energy's earnings for the second quarter and first six months of 2010 reflect $7 million of net tax benefits recognized in connection with the Repairs Deduction for tax years prior to 2010 related to MidAmerican Energy's regulated natural gas utility assets.

The ongoing impact of the method change and certain other temporary differences is included as an effect of ratemaking. Accordingly, fewer current year Repairs Deductions in the second quarter and first six months of 2011 resulted in a higher effective tax rate compared to the second quarter and first six months of 2010.

MidAmerican Funding -

MidAmerican Funding's income tax expense increased $11 million to $2 million for the second quarter of 2011 with an effective tax rate of 4% compared to (20)% for the second quarter of 2010. MidAmerican Funding's income tax expense increased $7 million to $4 million for the first six months of 2011 with an effective tax rate of 3% compared to (2)% for the first six months of 2010.

Liquidity and Capital Resources

As of June 30, 2011, MidAmerican Energy's total net liquidity available was $771 million consisting of $316 million of cash and cash equivalents and $650 million of revolving credit facilities reduced by $195 million of the revolving credit facilities reserved to support MidAmerican Energy's variable-rate tax-exempt bond obligations. As of June 30, 2011, MidAmerican Funding's total net liquidity available was $776 million, including MidAmerican Energy's net liquidity, MHC Inc.'s $4 million revolving credit facility and an additional $1 million of cash and cash equivalents.

Operating Activities

MidAmerican Energy's net cash flows from operating activities for the six-month periods ended June 30, 2011 and 2010, were $329 million and $458 million, respectively. MidAmerican Funding's net cash flows from operating activities for the six-month periods ended June 30, 2011 and 2010, were $316 million and $446 million, respectively. The decreases were predominantly due to an increase in employer contributions to MidAmerican Energy's pension benefit plan, lower wholesale electric margins, an increase in cash collateral posted for derivative positions and the timing of working capital.

In September 2010, the President signed the Small Business Jobs Act into law, extending retroactively to January 1, 2010, the 50% bonus depreciation for qualifying property purchased and placed in service in 2010. In December 2010, the President signed the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 into law, which provided for 100% bonus depreciation for qualifying property purchased and placed in service after September 8, 2010, and prior to January 1, 2012. As a result of the new laws, MidAmerican Energy's cash flows from operations are expected to benefit from bonus depreciation on qualifying assets placed in service. As of June 30, 2011, MidAmerican Energy had a current receivable for income taxes of $51 million.

Investing Activities

MidAmerican Energy's net cash flows from investing activities for the six-month periods ended June 30, 2011 and 2010, were $(215) million and $(129) million, respectively. MidAmerican Funding's net cash flows from investing activities for the six-month periods ended June 30, 2011 and 2010, were $(214) million and $(129) million, respectively. Net cash flows from investing activities consist almost entirely of utility construction expenditures, which increased for 2011 due principally to expenditures for wind-powered generation facilities and payments related to 2010 construction projects. Purchases and proceeds related to available-for-sale securities consist of activity within the Quad Cities Generating Station nuclear decommissioning trust.

Financing Activities

MidAmerican Energy's net cash flows from financing activities for the six-month periods ended June 30, 2011 and 2010, were $(1) million and $(254) million, respectively. MidAmerican Funding's net cash flows from financing activities for the six-month periods ended June 30, 2011 and 2010, were $12 million and $(243) million, respectively. In 2010, MidAmerican Energy paid common dividends to MHC totaling $250 million. In 2011, MidAmerican Funding received $213 million, compared to paying $241 million in 2010, through its note payable with MEHC and repaid $200 million of 6.75% Senior notes in March 2011.

Long-term Debt

In conjunction with the construction of wind-powered generating facilities, MidAmerican Energy has accrued as construction work in progress certain amounts for which it is not contractually obligated to pay until December 2013. The amounts ultimately payable are discounted at 1.46% and recognized upon delivery of the equipment as long-term debt. The discount is amortized as interest expense over the period until payment is due using the effective interest method. As of June 30, 2011, $94 million of such debt, net of associated discount, was outstanding.

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

MidAmerican Energy currently has an effective registration statement with the United States Securities and Exchange Commission to issue any amount of long-term securities through October 1, 2011. It also has authorization from the FERC to issue through October 30, 2012, long-term securities totaling up to $850 million at interest rates not to exceed the applicable United States Treasury rate plus a spread of 500 basis points. Regarding multiple year capital projects, MidAmerican Energy has authorizations from the Illinois Commerce Commission, expiring October 8, 2012, to issue up to an aggregate of $547 million of long-term debt securities.

In conjunction with the March 1999 merger, MidAmerican Energy committed to the IUB to use commercially reasonable efforts to maintain an investment grade rating on its long-term debt and to maintain its common equity level above 42% of total capitalization unless circumstances beyond its control result in the common equity level decreasing to below 39% of total capitalization. MidAmerican Energy must seek the approval of the IUB of a reasonable utility capital structure if MidAmerican Energy's common equity level decreases below 42% of total capitalization, unless the decrease is beyond the control of MidAmerican Energy. MidAmerican Energy is also required to seek the approval of the IUB if MidAmerican Energy's equity level decreases to below 39%, even if the decrease is due to circumstances beyond the control of MidAmerican Energy. If MidAmerican Energy's common equity level were to drop below the required thresholds, MidAmerican Energy's ability to issue debt could be restricted. As of June 30, 2011, MidAmerican Energy's common equity ratio was 51% computed on a basis consistent with its commitment.

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

Utility Construction Expenditures

MidAmerican Energy's primary need for capital is utility construction expenditures. MidAmerican Energy's forecasted utility construction expenditures, which exclude non-cash equity AFUDC, are approximately $1.2 billion for 2011, comprised of $913 million for wind-powered generation, including approximately $650 million for which payments are due in December 2013 on a 593 MW project expected to be placed in service in 2011; $289 million for ongoing distribution, generation, transmission and other infrastructure needed to serve existing and expected demand; and $19 million for emissions control equipment to address current and anticipated air quality regulations. Capital expenditure needs are reviewed regularly by management and may change significantly as a result of these reviews, which may consider, among other factors, changes in rules and regulations, including environmental and nuclear, changes in income tax laws, general business conditions, load projections, system reliability standards, the cost and efficiency of construction labor, equipment and materials, and the cost and availability of capital. Expenditures for compliance-related items, such as pollution-control technologies, replacement generation, nuclear decommissioning and associated operating costs, are generally incorporated into MidAmerican Energy's regulated retail rates.

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

MidAmerican Energy is currently evaluating a number of transmission development projects within the MISO footprint in Iowa and Illinois. MidAmerican Energy has submitted to the MISO for its consideration several Multi-Value Projects ("MVP") totaling approximately $600 million in capital costs, for which it expects feedback by the end of 2011. If such projects are approved by the MISO, the bulk of the capital expenditures would occur in the 2015-2018 time frame.

Separately, in July 2011, the FERC issued Order No. 1000, which addresses transmission planning and cost allocation issues. Among other things, Order No. 1000 removes the federal right of first refusal for certain new transmission investments. MidAmerican Energy continues to evaluate Order No. 1000 to determine its impact on the proposed MVP. While MidAmerican Energy may be the developer of these projects, a significant portion of the revenue requirement associated with the investments would be shared with other MISO participants based on the MISO's cost allocation methodology. Additionally, other MISO participants have similar proposed transmission projects that are in various stages of consideration by the MISO, for which a portion of the revenue requirement would be allocated to MidAmerican Energy based on the MISO's cost allocation process. MidAmerican Energy cannot predict which, if any, of these projects will be approved and proceed with development.

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

Contractual Obligations

There have been no material changes outside the normal course of business in MidAmerican Energy's and MidAmerican Funding's contractual obligations from the information provided in Item 7 of their Annual Report on Form 10-K for the year ended December 31, 2010, other than the additional purchase obligations disclosed in Note 8 of Notes to Consolidated Financial Statements. Additionally, refer to the "Utility Construction Expenditures" discussion included in Liquidity and Capital Resources.

General Regulation

On March 11, 2011, a massive earthquake and associated tsunami struck the northeast coast of Japan that resulted in severe damage to the Fukushima Daiichi nuclear generating facilities in that country. These events have had a significant impact on the Japanese economy and have elevated public concerns surrounding the safety of nuclear generation. While the situation in Japan is not expected to have a direct material impact on MidAmerican Energy's operations, the NRC has launched a review of the Fukushima Daiichi accident to apply possible lessons learned to the United States nuclear industry. The results of this NRC review could potentially impact MidAmerican Energy's interest in Quad Cities Generating Station Units 1 and 2 ("Quad Cities Station"). To date, no specific findings or orders pertinent to Quad Cities Station have been communicated to either Exelon Generation Company, LLC, the operator of Quad Cities Station, or MidAmerican Energy. The impact of the NRC's review cannot be predicted but could result in higher operations and maintenance expense, higher capital costs or extended outages at Quad Cities Station.

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

Clean Air Standards

Clean Air Mercury Rule/Hazardous Air Pollutant Maximum Achievable Control Technology Standards

In March 2011, the EPA proposed a new rule that will require coal-fired generating facilities to reduce mercury emissions and other hazardous air pollutants through the establishment of a “Maximum Achievable Control Technology” standard rather than a cap-and-trade system. The public comment period closed August 4, 2011, and the final rule will be issued in November 2011. The proposed rule requires that new and existing coal-fired facilities achieve emission standards for mercury, acid gases and other non-mercury hazardous air pollutants. Existing sources are required to comply with the new standards within three years after the final rule is promulgated, with individual sources granted an additional year to complete installation of controls if approved by the permitting authority. Until the rule is final, MidAmerican Energy cannot fully determine the costs to comply with the requirements; however, MidAmerican Energy believes that its emission reduction projects completed to date or currently permitted or planned for installation, including scrubbers, baghouses and electrostatic precipitators are consistent with the EPA's proposed rules and will support MidAmerican Energy's ability to comply with the proposal's standards for acid gases and non-mercury metallic hazardous air pollutants. MidAmerican Energy anticipates having to take additional actions to reduce mercury emissions and otherwise comply with the proposal's standards. Incremental costs to install and maintain mercury emissions control equipment and additional emissions monitoring equipment at each of MidAmerican Energy's coal-fired generating facilities will increase the cost of providing service to customers.

Cross-State Air Pollution Rule

In July 2011, the EPA issued a final rule, the CSAPR, to address interstate transport of sulfur dioxide and nitrogen oxides emissions in 27 eastern and Midwestern states, including Iowa, where MidAmerican Energy operates generating facilities. The CSAPR originated as the Clean Air Interstate Rule, which was vacated by the United States Court of Appeals for the District of Columbia Circuit ("D.C. Circuit"). In response to the D.C. Circuit's vacatur, the EPA issued the proposed Clean Air Transport Rule in July 2010, which has been renamed the CSAPR. Upon full implementation in 2014, the CSAPR will reduce sulfur dioxide emissions by 73% and nitrogen oxides emissions by 54% at electric generating plants as compared to 2005 levels. In addition to issuing the final rule, the EPA issued a supplemental notice of proposed rulemaking seeking comment on inclusion of Iowa and five other states in the ozone season nitrogen oxides emissions reduction requirements. The supplemental proposal is open for public comment until August 22, 2011. Based on the final allocation of sulfur dioxide and nitrogen oxides allowances, MidAmerican Energy believes its completed and planned emissions reduction projects will be sufficient to ensure compliance with the new regulations beginning January 1, 2012 and 2014.

Climate Change

GHG Tailoring Rule

Effective January 2, 2011, power plants, among other facilities, are required to comply with the first phase of the GHG Tailoring Rule, which provides that any source that already has a Title V operating permit is required to have GHG provisions added to its permits upon renewal. In addition, the GHG Tailoring Rule provides that if projects at existing major sources result in an increase in emissions of GHG of at least 75,000 tons per year, such projects could trigger permitting requirements and the application of best available control technology to address GHG emissions. The second phase of the GHG Tailoring Rule took effect July 1, 2011 and broadened the scope of the sources that are required to obtain federal permits to limit GHGs to any new or modified sources that emit more than 100,000 tons per year of GHG, regardless of whether a major source air permit is required for any other pollutant regulated under the Clean Air Act.

New major sources are also required to undergo permitting and install the best available control technology if their GHG emissions exceed the applicable threshold. Several legal challenges have been filed to the EPA's final GHG Tailoring Rule in the D.C. Circuit. The EPA issued GHG best available control technology guidance documents in an effort to provide permitting authorities guidance on how to conduct a best available control technology review for GHG. Permitting authorities are beginning to implement the GHG Tailoring Rule and determine what constitutes best available control technology for GHG. MidAmerican Energy has obtained and is in the process of obtaining permits to install emissions reduction equipment at existing facilities to comply with CSAPR and was required to assess the impacts of the projects on GHG emissions.A GHG emissions limit will be imposed on the permits for those projects. The GHG Tailoring Rule will result in the imposition of a permit limit for GHG emissions at certain facilities, which management believes will not have a material impact on MidAmerican Energy.

GHG New Source Performance Standards

Under the Clean Air Act, the EPA may establish emissions standards that reflect the degree of emission reductions achievable through the best technology that has been demonstrated, taking into consideration the cost of achieving those reductions and any non-air quality health and environmental impact and energy requirements. The EPA entered into a settlement agreement with a number of parties, including certain state governments and environmental groups, in December 2010 to promulgate emissions standards covering GHG by September 30, 2011, as amended, and issue final regulations by May 26, 2012. It is unclear what standards the EPA will establish for new and modified sources or what the guidelines will be for existing sources. Until the standards are proposed and finalized, the impact on MidAmerican Energy cannot be determined.

Regional and State Activities

Several states have promulgated or otherwise participate in state-specific or regional laws or initiatives to report or mitigate GHG emissions, including in Iowa where, in November 2007, the Iowa governor signed the Midwest Greenhouse Gas Accord and the Energy Security and Climate Stewardship Platform for the Midwest. The signatories to the platform were other Midwestern states that agreed to implement a regional cap-and-trade system for GHG emissions. Advisory group recommendations included the assessment of 2020 emissions reduction targets of 15%, 20% and 25% below 2005 levels and a 2050 target of 60% to 80% below 2005 levels. In addition, the accord calls for the participating states to collectively meet at least 2% of regional annual retail sales of electricity and natural gas through energy efficiency improvements by 2015 and continue to achieve an additional 2% in efficiency improvements every year thereafter. There has been no further progress in implementing a Midwest regional cap-and-trade program.

GHG Litigation

In September 2009, the United States Court of Appeals for the Second Circuit ("Second Circuit") issued its opinion in the case of Connecticut v. American Electric Power, et al, which remanded to the lower court a nuisance action by eight states and the City of New York against five large utility emitters of carbon dioxide. The United States District Court for the Southern District of New York ("Southern District of New York") dismissed the case in 2005, holding that the claims that GHG emissions from the defendants' coal-fueled generating facilities were causing harmful climate change and should be enjoined as a public nuisance under federal common law presented a "political question" that the court lacked jurisdiction to decide. The Second Circuit rejected this conclusion and stated the Southern District of New York was not precluded from determining the case on its merits. In December 2010, the United States Supreme Court agreed to hear the case on appeal from the Second Circuit. After oral arguments were heard by the United States Supreme Court in April 2011, the United States Supreme Court issued its decision in June 2011 dismissing the federal common law claim of nuisance and holding that the Clean Air Act provides a means to seek limits on emissions of carbon dioxide on power plants.

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

Water Quality Standards

In March 2011, the EPA released a proposed rule under §316(b) of the Clean Water Act to regulate cooling water intakes at existing facilities. The proposed rule establishes requirements for all power generating facilities that withdraw more than 2 million gallons per day, based on total design intake capacity, of water from waters of the United States and use at least 25% of the withdrawn water exclusively for cooling purposes. The proposed rule includes impingement (i.e., when fish and other organisms are trapped against screens when water is drawn into a facility's cooling system) mortality standards to be met through average impingement mortality or intake velocity design criteria and entrainment (i.e., when organisms are drawn into the facility) standards to be determined on a case-by-case basis. The standards are required to be met as soon as possible after the effective date of the final rule, but no later than eight years thereafter. The rule is required to be finalized by July 2012. MidAmerican Energy will be required to complete impingement and entrainment studies in 2013. The costs of compliance with the cooling water intake structure rule cannot be determined until the rule is final and the prescribed studies are conducted. In the event that MidAmerican Energy's existing intake structures require modification, the costs are not anticipated to be significant.

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

Other

MidAmerican Energy expects it will be allowed to recover the prudently incurred costs to comply with the environmental laws and regulations discussed above. MidAmerican Energy's planning efforts take into consideration the complexity of balancing factors such as: (1) pending environmental regulations and requirements to reduce emissions, address waste disposal, ensure water quality, and protect wildlife; (2) avoidance of excessive reliance on any one generation technology; (3) costs and trade-offs of various resource options including energy efficiency, demand response programs, and renewable generation; (4) state-specific energy policies, resource preferences, and economic development efforts; (5) additional transmission investment to reduce power costs and increase efficiency and reliability of the integrated transmission system; and (6) keeping rates as affordable as possible. Due to the number of generating units impacted by environmental regulations, deferring installation of compliance-related projects is often not feasible or cost-effective and places MidAmerican Energy at risk of not having access to necessary capital, material, and labor while attempting to perform major equipment installations in a compressed timeframe concurrent with other utilities across the country. Therefore, MidAmerican Energy has established installation schedules with permitting agencies that coordinate compliance timeframes with construction and tie-in of major environmental compliance projects as units are scheduled off-line for planned maintenance outages; these coordinated efforts reduce costs associated with replacement power and maintain system reliability.
Missouri River Flooding
In June 2011, the Missouri River exceeded flood stage in western Iowa as a result of significant releases from upriver reservoirs and is expected to remain above flood stage well into August and possibly into the fall of 2011. MidAmerican Energy has taken precautionary measures to protect certain of its electric and gas distribution and electric generation facilities that are impacted, including the installation of berms and barriers. Capital and operating expense amounts expended on such measures through June 30, 2011, totaled $11 million. While most facilities are currently operational, including all generating facilities, failure of the protective measures or a deterioration of current flooding conditions could result in damage to generation, substation and service center buildings and equipment. Additionally, a shutdown of the George Neal and Walter Scott, Jr. Energy Centers could result in lost sales margins and higher replacement power costs. However, based on current river levels, a shutdown of these generating facilities is not expected.

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

In accordance with industry practice, certain wholesale agreements, including derivative contracts, contain provisions that require MidAmerican Energy to maintain specific credit ratings on its unsecured debt from one or more of the three recognized credit rating agencies. These agreements, including derivative contracts, may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance" in the event of a material adverse change in MidAmerican Energy's creditworthiness. These rights can vary by contract and by counterparty. If all credit-risk-related contingent features or adequate assurance provisions for these agreements, including derivative contracts, had been triggered as of June 30, 2011, MidAmerican Energy would have been required to post $197 million of additional collateral. MidAmerican Energy's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors. Refer to Note 4 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for a discussion of MidAmerican Energy's collateral requirements specific to its derivative contracts.

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

For quantitative and qualitative disclosures about market risk affecting MidAmerican Energy and MidAmerican Funding, see Item 7A of their Annual Report on Form 10-K for the year ended December 31, 2010. MidAmerican Energy's and MidAmerican Funding's exposure to market risk and their management of such risk has not changed materially since December 31, 2010. Refer to Note 4 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for disclosure of MidAmerican Energy's derivative positions as of June 30, 2011.

Item 4.	Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, the Company (MidAmerican Energy or MidAmerican Funding, as applicable) carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, the Company's management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms, and is accumulated and communicated to management, including the Company's Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company's internal control over financial reporting during the quarter ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

MIDAMERICAN FUNDING, LLC
MIDAMERICAN ENERGY COMPANY
(Registrants)

Date: August 5, 2011	/s/ Thomas B. Specketer
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

MidAmerican Energy and MidAmerican Funding

101
The following financial information from MidAmerican Energy's and MidAmerican Funding's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, is formatted in XBRL (eXtensible Business Reporting Language) and included herein: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Shareholders' Equity, (v) the Consolidated Statements of Comprehensive Income, and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.