Form 10-Q
period 2011-09-30
MIDAMERICAN ENERGY CO; MIDAMERICAN FUNDING LLC
filed 2011-11-04
CIK 928576, 1098296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

or

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
Yes  ☐            No  ☒

All of the member's equity of MidAmerican Funding, LLC was held by its parent company, MidAmerican Energy Holdings Company as of October 31, 2011.

All common stock of MidAmerican Energy Company is held by its parent company, MHC Inc., which is a direct, wholly owned subsidiary of MidAmerican Funding, LLC. As of October 31, 2011, 70,980,203 shares of MidAmerican Energy Company common stock, without par value, were outstanding.

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
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Energy Company and subsidiaries (the "Company") as of September 30, 2011, and the related consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2011 and 2010, and of cash flows and changes in equity for the nine-month periods ended September 30, 2011 and 2010. These interim financial statements are the responsibility of the Company's management.

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
November 4, 2011

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	September 30, 2011	December 31, 2010
ASSETS
Utility plant, net:
Electric	$9,846	$9,403
Gas	1,241	1,214
Gross utility plant in service	11,087	10,617
Accumulated depreciation and amortization	(4,053)	(3,849)
Utility plant in service, net	7,034	6,768
Construction work in progress	439	151
Total utility plant, net	7,473	6,919
Current assets:
Cash and cash equivalents	378	203
Receivables, net	333	383
Inventories	188	159
Other	128	110
Total current assets	1,027	855
Other assets:
Investments and nonregulated property, net	479	490
Regulatory assets	633	578
Other	169	168
Total other assets	1,281	1,236
Total assets	$9,781	$9,010
CAPITALIZATION AND LIABILITIES
Capitalization:
MidAmerican Energy common shareholder's equity	$3,177	$2,931
Preferred securities	27	27
Noncontrolling interests	1	1
Long-term debt, excluding current portion	2,842	2,865
Total capitalization	6,047	5,824
Current liabilities:
Current portion of long-term debt	400	—
Accounts payable	221	250
Taxes accrued	86	103
Interest accrued	37	44
Other	114	114
Total current liabilities	858	511
Other liabilities:
Deferred income taxes	1,573	1,368
Asset retirement obligations	243	216
Regulatory liabilities	724	721
Other	336	370
Total other liabilities	2,876	2,675
Total capitalization and liabilities	$9,781	$9,010

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Operating revenue:
Regulated electric	$487	$505	$1,276	$1,361
Regulated gas	99	110	562	625
Nonregulated	280	317	811	906
Total operating revenue	866	932	2,649	2,892

Operating costs and expenses:
Regulated:
Cost of fuel, energy and capacity	146	157	383	443
Cost of gas sold	56	67	378	447
Other operating expenses	97	105	304	303
Maintenance	48	45	142	143
Depreciation and amortization	78	86	247	257
Property and other taxes	29	28	87	84
Total regulated operating costs and expenses	454	488	1,541	1,677
Nonregulated:
Cost of sales	256	290	740	833
Other	8	7	21	19
Total nonregulated operating costs and expenses	264	297	761	852
Total operating costs and expenses	718	785	2,302	2,529

Operating income	148	147	347	363

Non-operating income:
Interest income	—	—	1	1
Allowance for equity funds	7	1	12	3
Other, net	(1)	3	2	3
Total non-operating income	6	4	15	7

Fixed charges:
Interest on long-term debt	40	39	117	116
Other interest expense	—	—	1	1
Allowance for borrowed funds	(3)	—	(5)	(1)
Total fixed charges	37	39	113	116

Income before income tax expense	117	112	249	254
Income tax expense	10	4	19	7

Net income	107	108	230	247
Preferred dividends	—	—	1	—

Earnings on common stock	$107	$108	$229	$247

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Nine-Month Periods
	Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$230	$247
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	247	257
Deferred income taxes and amortization of investment tax credits	166	95
Changes in other assets and liabilities	23	24
Other, net	(7)	4
Changes in other operating assets and liabilities:
Receivables, net	57	82
Inventories	(27)	4
Derivative collateral, net	(11)	14
Contributions to pension and other postretirement benefit plans, net	(42)	(9)
Accounts payable	(43)	(36)
Taxes accrued	(39)	(13)
Other current assets and liabilities	11	6
Net cash flows from operating activities	565	675

Cash flows from investing activities:
Utility construction expenditures	(397)	(182)
Purchases of available-for-sale securities	(64)	(57)
Proceeds from sales of available-for-sale securities	61	51
Other, net	11	5
Net cash flows from investing activities	(389)	(183)

Cash flows from financing activities:
Dividends	(1)	(376)
Repurchase of preferred securities	—	(3)
Net cash flows from financing activities	(1)	(379)

Net change in cash and cash equivalents	175	113
Cash and cash equivalents at beginning of period	203	87
Cash and cash equivalents at end of period	$378	$200

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
(Amounts in millions)

	MidAmerican Energy Shareholders' Equity
	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss, Net	Preferred Securities	Noncontrolling Interests	Total Equity

Balance, December 31, 2009	$561	$2,417	$(49)	$30	$1	$2,960
Net income	—	247	—	—	—	247
Other comprehensive loss	—	—	(3)	—	—	(3)
Repurchase of preferred securities	1	—	—	(3)	—	(2)
Common dividends	—	(375)	—	—	—	(375)
Preferred dividends	—	(1)	—	—	—	(1)
Balance, September 30, 2010	$562	$2,288	$(52)	$27	$1	$2,826

Balance, December 31, 2010	$562	$2,398	$(29)	$27	$1	$2,959
Net income	—	230	—	—	—	230
Other comprehensive income	—	—	17	—	—	17
Preferred dividends	—	(1)	—	—	—	(1)
Balance, September 30, 2011	$562	$2,627	$(12)	$27	$1	$3,205

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in millions)

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010

Net income	$107	$108	$230	$247

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available-for-sale securities, net of tax of $-, $-, $- and $(1)	—	—	1	(3)
Unrealized gains (losses) on cash flow hedges, net of tax of $3, $(5), $12 and $-	4	(9)	16	—
Total other comprehensive income (loss), net of tax	4	(9)	17	(3)

Comprehensive income	$111	$99	$247	$244

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the Consolidated Financial Statements as of September 30, 2011, and for the three- and nine-month periods ended September 30, 2011 and 2010. The results of operations for the three- and nine-month periods ended September 30, 2011, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in MidAmerican Energy's Annual Report on Form 10-K for the year ended December 31, 2010, describes the most significant accounting policies used in the preparation of the Consolidated Financial Statements. There have been no significant changes in MidAmerican Energy's assumptions regarding significant accounting estimates and policies during the nine-month period ended September 30, 2011.

Utility Plant Depreciation Rates

During the second quarter of 2011, MidAmerican Energy revised its electric and gas utility plant depreciation rates based on the results of a periodic study. The new rates generally reflect longer estimated useful lives and lower net salvage. The effect of this change was to reduce depreciation and amortization expense by $7 million and $9 million for the three- and nine-month periods ended September 30, 2011, respectively, and is estimated to be $28 million annually based on depreciable plant balances at the time of the change.

(2)	New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-05, which amends FASB Accounting Standards Codification ("ASC") Topic 220, "Comprehensive Income." ASU No. 2011-05 provides an entity with the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Regardless of the option chosen, the guidance also requires presentation of items on the face of the financial statements that are reclassified from other comprehensive income to net income. This guidance does not change the items that must be reported in other comprehensive income, when an item of other comprehensive income must be reclassified to net income or how tax effects of each item of other comprehensive income are presented. This guidance is effective for interim and annual reporting periods beginning after December 15, 2011. MidAmerican Energy is currently evaluating which presentation option will be implemented.

In May 2011, the FASB issued ASU No. 2011-04, which amends FASB ASC Topic 820, "Fair Value Measurements and Disclosures." The amendments in this guidance are not intended to result in a change in current accounting. ASU No. 2011-04 requires additional disclosures relating to fair value measurements categorized within Level 3 of the fair value hierarchy, including quantitative information about unobservable inputs, the valuation process used by the entity and the sensitivity of unobservable input measurements. Additionally, entities are required to disclose the level of the fair value hierarchy for assets and liabilities that are not measured at fair value in the balance sheet, but for which disclosure of the fair value is required. This guidance is effective for interim and annual reporting periods beginning after December 15, 2011. MidAmerican Energy is currently evaluating the impact of adopting this guidance on its disclosures included within Notes to Consolidated Financial Statements.

In January 2010, the FASB issued ASU No. 2010-06, which amends FASB ASC Topic 820, "Fair Value Measurements and Disclosures." ASU No. 2010-06 requires disclosure of (a) the amount of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and the reasons for those transfers and (b) gross presentation of purchases, sales, issuances and settlements in the Level 3 fair value measurement rollforward. This guidance clarifies that existing fair value measurement disclosures should be presented for each class of assets and liabilities. The existing disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements have also been clarified to ensure such disclosures are presented for the Levels 2 and 3 fair value measurements. MidAmerican Energy adopted this guidance as of January 1, 2010, with the exception of the disclosure requirement to present purchases, sales, issuances and settlements gross in the Level 3 fair value measurement rollforward, which MidAmerican Energy adopted as of January 1, 2011. The adoption of this guidance did not have a material impact on MidAmerican Energy's disclosures included within Notes to Consolidated Financial Statements.

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

The following table presents MidAmerican Energy's assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of September 30, 2011:
Assets:
Commodity derivatives	$2	$21	$13	$(18)	$18
Investments in available-for-sale securities:
Money market mutual funds(2)	241	—	—	—	241
Debt securities	83	55	16	—	154
Equity securities	148	—	—	—	148
	$474	$76	$29	$(18)	$561

Liabilities - Commodity derivatives	$(18)	$(67)	$(3)	$32	$(56)

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of December 31, 2010
Assets:
Commodity derivatives	$3	$23	$18	$(23)	$21
Investments in available-for-sale securities:
Money market mutual funds(2)	120	—	—	—	120
Debt securities	74	53	20	—	147
Equity securities	167	—	—	—	167
	$364	$76	$38	$(23)	$455

Liabilities - Commodity derivatives	$(10)	$(89)	$(4)	$37	$(66)

(1)	Represents netting under master netting arrangements and a net cash collateral receivable of $14 million as of September 30, 2011 and December 31, 2010.

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

The following table reconciles the beginning and ending balances of MidAmerican Energy's assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	Commodity Derivatives	Debt Securities	Commodity Derivatives	Debt Securities
2011
Beginning balance	$7	$16	$14	$20
Changes included in earnings(1)	6	—	10	—
Changes in fair value recognized in other comprehensive income	—	—	—	1
Changes in fair value recognized in regulatory assets and liabilities	(1)	—	3	—
Sales	—	—	—	(5)
Settlements	(3)	—	(18)	—
Transfers from Level 2	1	—	1	—
Ending balance	$10	$16	$10	$16

2010
Beginning balance	$16	$12	$21	$16
Changes included in earnings(1)	10	—	15	—
Changes in fair value recognized in other comprehensive income	—	—	—	(4)
Changes in fair value recognized in regulatory assets and liabilities	—	—	3	—
Settlements	(4)	—	(17)	—
Transfers to Level 2	3	—	3	—
Ending balance	$25	$12	$25	$12

(1)
Changes included in earnings are reported as nonregulated operating revenue on the Consolidated Statements of Operations. For commodity derivatives held as of September 30, 2011 and 2010, net unrealized gains (losses) included in earnings for the three-month periods ended September 30, 2011 and 2010, totaled $4 million and $5 million, respectively, and for the nine-month periods ended September 30, 2011 and 2010, totaled $5 million and $10 million, respectively.

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

	As of September 30, 2011		As of December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$3,242	$3,663	$2,865	$3,161

(4)	Risk Management and Hedging Activities

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

The following table, which excludes contracts that qualify for the normal purchases or normal sales exception afforded by GAAP, summarizes the fair value of MidAmerican Energy's derivative contracts, on a gross basis, and reconciles those amounts to the amounts presented on a net basis on the Consolidated Balance Sheets (in millions):

	Current Assets - Other	Other Assets - Other	Current Liabilities - Other	Other Liabilities - Other	Total
As of September 30, 2011
Not designated as hedging contracts(1)(2):
Commodity assets	$16	$3	$6	$1	$26
Commodity liabilities	(6)	(1)	(45)	(20)	(72)
Total	10	2	(39)	(19)	(46)

Designated as hedging contracts(1):
Commodity assets	2	5	3	—	10
Commodity liabilities	(1)	—	(13)	(2)	(16)
Total	1	5	(10)	(2)	(6)

Total derivatives	11	7	(49)	(21)	(52)
Cash collateral receivable	—	—	13	1	14
Total derivatives - net basis	$11	$7	$(36)	$(20)	$(38)

As of December 31, 2010
Not designated as hedging contracts(1)(2):
Commodity assets	$19	$5	$12	$2	$38
Commodity liabilities	(2)	(2)	(47)	(13)	(64)
Total	17	3	(35)	(11)	(26)

Designated as hedging contracts(1):
Commodity assets	1	2	2	1	6
Commodity liabilities	(1)	(1)	(31)	(6)	(39)
Total	—	1	(29)	(5)	(33)

Total derivatives	17	4	(64)	(16)	(59)
Cash collateral receivable	—	—	11	3	14
Total derivatives - net basis	$17	$4	$(53)	$(13)	$(45)

(1)	Derivative contracts within these categories subject to master netting arrangements are presented on a net basis on the Consolidated Balance Sheets.

(2)
The majority of MidAmerican Energy's commodity derivatives not designated as hedging contracts are included in regulated rates, and as of September 30, 2011 and December 31, 2010, a net regulatory asset of $46 million and $27 million, respectively, was recorded related to the net derivative liability of $46 million and $26 million, respectively.

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

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010

Beginning balance	$20	$(3)	$27	$(14)
Changes in fair value recognized in net regulatory assets (liabilities)	29	21	39	19
Net (losses) gains reclassified to operating revenue	(2)	(1)	(3)	7
Net gains reclassified to cost of fuel, energy and capacity	1	3	6	13
Net losses reclassified to cost of gas sold	(2)	—	(23)	(5)
Ending balance	$46	$20	$46	$20

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

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010

Nonregulated operating revenue	$5	$8	$8	$19
Regulated cost of gas sold	—	—	—	3
Nonregulated cost of sales	(4)	(7)	(4)	(17)
Total	$1	$1	$4	$5

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

The following table reconciles the beginning and ending balances of MidAmerican Energy's accumulated other comprehensive loss (pre-tax) and summarizes pre-tax gains and losses on commodity derivative contracts designated and qualifying as cash flow hedges recognized in other comprehensive income ("OCI"), as well as amounts reclassified to earnings (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010

Beginning balance	$13	$49	$34	$63
Changes in fair value recognized in OCI	(10)	18	(24)	28
Net gains (losses) reclassified to nonregulated cost of sales	3	(4)	(4)	(28)
Ending balance	$6	$63	$6	$63

Realized gains and losses on hedges and hedge ineffectiveness are recognized in income as nonregulated operating revenue or nonregulated cost of sales depending upon the nature of the item being hedged. For the three- and nine-month periods ended September 30, 2011 and 2010, hedge ineffectiveness was insignificant. As of September 30, 2011, MidAmerican Energy had cash flow hedges with expiration dates extending through December 2015, and $9 million of pre-tax net unrealized losses are forecasted to be reclassified from accumulated other comprehensive loss into earnings over the next twelve months as contracts settle.

Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding commodity derivative contracts with fixed price terms that comprise the mark-to-market values as of (in millions):

	Unit of	September 30,	December 31,
	Measure	2011	2010

Electricity purchases	Megawatt hours	6	2
Natural gas purchases	Decatherms	67	53
Fuel purchases	Gallons	2	4

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

Collateral and Contingent Features

In accordance with industry practice, certain wholesale derivative contracts contain provisions that require MidAmerican Energy to maintain specific credit ratings from one or more of the major credit rating agencies on its senior unsecured debt. These derivative contracts may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance" in the event of a material adverse change in MidAmerican Energy's creditworthiness. These rights can vary by contract and by counterparty. As of September 30, 2011, MidAmerican Energy's credit ratings from the three recognized credit rating agencies were investment grade.

The aggregate fair value of MidAmerican Energy's derivative contracts in liability positions with specific credit-risk-related contingent features totaled $66 million and $80 million as of September 30, 2011 and December 31, 2010, respectively, for which MidAmerican Energy had not posted any collateral. If all credit-risk-related contingent features for derivative contracts in liability positions had been triggered as of September 30, 2011 and As of December 31, 2010, MidAmerican Energy would have been required to post $53 million and $65 million, respectively, of additional collateral. MidAmerican Energy's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors.

(5)	Long-Term Debt

In conjunction with the construction of wind-powered generating facilities, MidAmerican Energy has accrued as construction work in progress certain amounts for which it is not contractually obligated to pay until December 2013. The amounts ultimately payable are discounted at 1.46% and recognized upon delivery of the equipment as long-term debt. The discount is amortized as interest expense over the period until payment is due using the effective interest method. As of September 30, 2011, $376 million of such debt, net of associated discount, was outstanding.

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

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Pension:
Service cost	$4	$5	$13	$13
Interest cost	10	9	30	29
Expected return on plan assets	(10)	(10)	(32)	(30)
Net periodic benefit cost	$4	$4	$11	$12

Other postretirement:
Service cost	$1	$1	$3	$3
Interest cost	3	3	8	8
Expected return on plan assets	(4)	(4)	(10)	(10)
Net amortization	(1)	—	(2)	(1)
Net periodic benefit cost	$(1)	$—	$(1)	$—

Employer contributions to the pension and other postretirement benefit plans are expected to be $56 million and $- million, respectively, during 2011. As of September 30, 2011, $53 million and $- million of contributions had been made to the pension and other postretirement benefit plans, respectively.

(7)	Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense is as follows:

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010

Federal statutory income tax rate	35%	35%	35%	35%
Amortization of investment tax credit	—	(1)	—	(1)
State income tax, net of federal income tax benefit	6	8	7	7
Renewable electricity production tax credits	(29)	(29)	(28)	(26)
Income tax method change	—	—	—	(3)
Effects of ratemaking	(7)	(10)	(6)	(10)
Other, net	4	1	—	1
Effective income tax rate	9%	4%	8%	3%

MidAmerican Energy's wind-powered generating facilities are eligible for federal renewable electricity production tax credits for 10 years from the date the facilities were placed in service.

In 2010, MidAmerican Energy changed the method by which it determines current income tax deductions for repair costs ("Repairs Deduction") related to certain of its regulated utility assets. The change resulted in current deductibility for those costs, which are capitalized for book purposes. MidAmerican Energy was allowed to retroactively apply the method change and deduct the related prior years' costs on the tax return that includes the year of the change. State utility rate regulation in Iowa requires that the tax effect of certain temporary differences such as these be flowed through immediately to customers. Therefore, amounts that would otherwise have been recognized in income tax expense have been included as changes in regulatory assets. This treatment of such temporary differences impacts income tax expense and effective tax rates from year to year. Accordingly, MidAmerican Energy's earnings for the nine-month period ended September 30, 2010, reflect $7 million of net tax benefits recognized in connection with the Repairs Deduction for tax years prior to 2010 related to MidAmerican Energy's regulated natural gas utility assets. Additionally, income tax expense for the three- and nine-month periods ended September 30, 2011, reflects increases of $3 million and $10 million, respectively, for other effects of ratemaking, including the impact of 100% bonus depreciation for 2011, the ongoing impact of the method change and certain other temporary differences.

(8)	Commitments and Contingencies

Contractual Obligations

In May 2011, MidAmerican Energy signed contracts totaling $427 million for the construction of emissions control equipment at two of its jointly owned generating facilities to address air quality requirements. These contracts resulted in purchase obligations for the years ending December 31 of approximately $143 million in 2012, $194 million in 2013 and $90 million in 2014. As a joint owner of the generating facilities, MidAmerican Energy's share is $238 million.

Legal Matters

MidAmerican Energy is party to a variety of legal actions arising out of the normal course of business. Plaintiffs occasionally seek punitive or exemplary damages. MidAmerican Energy does not believe that such normal and routine litigation will have a material impact on its consolidated financial results.

(9)	Components of Accumulated Other Comprehensive Loss, Net

Accumulated other comprehensive loss, net consists of the following components (in millions):

	As of
	September 30, 2011	December 31, 2010

Unrealized losses on cash flow hedges, net of tax of $(2) and $(14)	$(4)	$(20)
Unrealized losses on available-for-sale securities, net of tax of $(6) and $(6)	(8)	(9)
Total accumulated other comprehensive loss, net	$(12)	$(29)

(10)	Segment Information

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

The following tables provide information on a reportable operating segment basis (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Operating revenue:
Regulated electric	$487	$505	$1,276	$1,361
Regulated gas	99	110	562	625
Nonregulated energy	280	317	811	906
Total operating revenue	$866	$932	$2,649	$2,892

Depreciation and amortization:
Regulated electric	$70	$77	$221	$231
Regulated gas	8	9	26	26
Total depreciation and amortization	$78	$86	$247	$257

Operating income:
Regulated electric	$133	$130	$248	$266
Regulated gas	(1)	(3)	48	43
Nonregulated energy	16	20	51	54
Total operating income	$148	$147	$347	$363

	As of
	September 30, 2011	December 31, 2010
Total assets:
Regulated electric	$8,582	$7,780
Regulated gas	1,031	1,033
Nonregulated energy	168	197
Total assets	$9,781	$9,010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Member of
MidAmerican Funding, LLC
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Funding, LLC and subsidiaries (the "Company") as of September 30, 2011, and the related consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2011 and 2010, and of cash flows and changes in equity for the nine-month periods ended September 30, 2011 and 2010. These interim financial statements are the responsibility of the Company's management.

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
November 4, 2011

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	September 30, 2011	December 31, 2010
ASSETS
Utility plant, net:
Electric	$9,846	$9,403
Gas	1,241	1,214
Gross utility plant in service	11,087	10,617
Accumulated depreciation and amortization	(4,053)	(3,849)
Utility plant in service, net	7,034	6,768
Construction work in progress	439	151
Total utility plant, net	7,473	6,919
Current assets:
Cash and cash equivalents	379	203
Receivables, net	336	386
Inventories	188	159
Other	126	111
Total current assets	1,029	859
Other assets:
Investments and nonregulated property, net	504	516
Goodwill	1,270	1,270
Regulatory assets	633	578
Other	167	168
Total other assets	2,574	2,532
Total assets	$11,076	$10,310
CAPITALIZATION AND LIABILITIES
Capitalization:
MidAmerican Funding member's equity	$3,907	$3,673
Noncontrolling interests	28	28
Long-term debt, excluding current portion	3,167	3,190
Total capitalization	7,102	6,891
Current liabilities:
Current portion of long-term debt	400	200
Note payable to affiliate	234	14
Accounts payable	221	250
Taxes accrued	86	103
Interest accrued	39	56
Other	115	114
Total current liabilities	1,095	737
Other liabilities:
Deferred income taxes	1,573	1,370
Asset retirement obligations	243	216
Regulatory liabilities	724	721
Other	339	375
Total other liabilities	2,879	2,682
Total capitalization and liabilities	$11,076	$10,310

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Operating revenue:
Regulated electric	$487	$505	$1,276	$1,361
Regulated gas	99	110	562	625
Nonregulated	280	318	812	909
Total operating revenue	866	933	2,650	2,895

Operating costs and expenses:
Regulated:
Cost of fuel, energy and capacity	146	157	383	443
Cost of gas sold	56	67	378	447
Other operating expenses	97	105	304	303
Maintenance	48	45	142	143
Depreciation and amortization	78	86	247	257
Property and other taxes	29	28	87	84
Total regulated operating costs and expenses	454	488	1,541	1,677
Nonregulated:
Cost of sales	255	290	740	833
Other	9	7	23	21
Total nonregulated operating costs and expenses	264	297	763	854
Total operating costs and expenses	718	785	2,304	2,531

Operating income	148	148	346	364

Non-operating income:
Interest income	—	—	1	1
Allowance for equity funds	7	1	12	3
Other, net	(1)	4	4	8
Total non-operating income	6	5	17	12

Fixed charges:
Interest on long-term debt	44	48	136	143
Other interest expense	1	—	2	1
Allowance for borrowed funds	(3)	—	(5)	(1)
Total fixed charges	42	48	133	143

Income before income tax expense (benefit)	112	105	230	233
Income tax expense (benefit)	8	2	12	(1)

Net income	104	103	218	234
Net income attributable to noncontrolling interests	—	—	1	—

Net income attributable to MidAmerican Funding	$104	$103	$217	$234

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Nine-Month Periods
	Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$218	$234
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	247	257
Deferred income taxes and amortization of investment tax credits	165	98
Changes in other assets and liabilities	23	24
Other, net	(6)	(1)
Changes in other operating assets and liabilities:
Receivables, net	58	82
Inventories	(28)	4
Derivative collateral, net	(11)	14
Contributions to pension and other postretirement benefit plans, net	(42)	(9)
Accounts payable	(42)	(36)
Taxes accrued	(38)	(13)
Other current assets and liabilities	1	(3)
Net cash flows from operating activities	545	651

Cash flows from investing activities:
Utility construction expenditures	(397)	(182)
Purchases of available-for-sale securities	(64)	(57)
Proceeds from sales of available-for-sale securities	61	51
Other, net	12	5
Net cash flows from investing activities	(388)	(183)

Cash flows from financing activities:
Distributions to member	—	(114)
Distributions to noncontrolling interests	(1)	(1)
Repayment of long-term debt	(200)	—
Repurchase of preferred securities of subsidiary	—	(3)
Net change in note payable to affiliate	220	(237)
Net cash flows from financing activities	19	(355)

Net change in cash and cash equivalents	176	113
Cash and cash equivalents at beginning of period	203	88
Cash and cash equivalents at end of period	$379	$201

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
(Amounts in millions)

	MidAmerican Funding Member's Equity
	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net	Noncontrolling Interests	Total Equity

Balance, December 31, 2009	$1,679	$1,798	$(49)	$31	$3,459
Net income	—	234	—	—	234
Other comprehensive loss	—	—	(3)	—	(3)
Repurchase of preferred securities of subsidiary	—	—	—	(2)	(2)
Distributions to member	—	(114)	—	—	(114)
Distributions to noncontrolling interests	—	—	—	(1)	(1)
Balance, September 30, 2010	$1,679	$1,918	$(52)	$28	$3,573

Balance, December 31, 2010	$1,679	$2,023	$(29)	$28	$3,701
Net income	—	217	—	1	218
Other comprehensive income	—	—	17	—	17
Distributions to noncontrolling interests	—	—	—	(1)	(1)
Balance, September 30, 2011	$1,679	$2,240	$(12)	$28	$3,935

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in millions)

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010

Net income	$104	$103	$218	$234

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available-for-sale securities, net of tax of $-, $-, $- and $(1)	—	—	1	(3)
Unrealized gains (losses) on cash flow hedges, net of tax of $3, $(5), $12 and $-	4	(9)	16	—
Total other comprehensive income (loss), net of tax	4	(9)	17	(3)

Comprehensive income	108	94	235	231
Comprehensive income attributable to noncontrolling interests	—	—	1	—

Comprehensive income attributable to MidAmerican Funding	$108	$94	$234	$231

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the Consolidated Financial Statements as of September 30, 2011, and for the three- and nine-month periods ended September 30, 2011 and 2010. The results of operations for the three- and nine-month periods ended September 30, 2011, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in MidAmerican Funding's Annual Report on Form 10-K for the year ended December 31, 2010, describes the most significant accounting policies used in the preparation of the Consolidated Financial Statements. There have been no significant changes in MidAmerican Funding's assumptions regarding significant accounting estimates and policies during the nine-month period ended September 30, 2011. Refer to Note 1 of MidAmerican Energy's Notes to Consolidated Financial Statements.

(2)	New Accounting Pronouncements

In addition to the following new accounting pronouncement, refer to Note 2 of MidAmerican Energy's Notes to Consolidated Financial Statements.

In September 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-08, which amends FASB Accounting Standards Codification ("ASC") Topic 350, “Intangibles-Goodwill and Other.” The amendments in this guidance provide an entity the option to assess qualitatively whether it is necessary to perform the current two-step goodwill impairment test. An entity would be required to perform step one if it determines qualitatively that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. Otherwise, no further testing would be required. This guidance is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011, and is not expected to have an impact on MidAmerican Funding's Consolidated Financial Statements.

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

	As of September 30, 2011		As of December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$3,567	$4,078	$3,390	$3,741

(4)	Risk Management and Hedging Activities

Refer to Note 4 of MidAmerican Energy's Notes to Consolidated Financial Statements.

(5)	Long-Term Debt

Refer to Note 5 of MidAmerican Energy's Notes to Consolidated Financial Statements.

(6)	Employee Benefit Plans

Refer to Note 6 of MidAmerican Energy's Notes to Consolidated Financial Statements.

(7)	Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense is as follows:

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010

Federal statutory income tax rate	35%	35%	35%	35%
Amortization of investment tax credit	—	(1)	—	(1)
State income tax, net of federal income tax benefit	6	8	7	7
Renewable electricity production tax credits	(30)	(31)	(31)	(29)
Income tax method change	—	—	—	(3)
Effects of ratemaking	(7)	(11)	(7)	(11)
Other, net	3	2	1	2
Effective income tax rate	7%	2%	5%	—%

MidAmerican Energy's wind-powered generating facilities are eligible for federal renewable electricity production tax credits for 10 years from the date the facilities were placed in service.

In 2010, MidAmerican Energy changed the method by which it determines current income tax deductions for repair costs ("Repairs Deduction") related to certain of its regulated utility assets. The change resulted in current deductibility for those costs, which are capitalized for book purposes. MidAmerican Energy was allowed to retroactively apply the method change and deduct the related prior years' costs on the tax return that includes the year of the change. State utility rate regulation in Iowa requires that the tax effect of certain temporary differences such as these be flowed through immediately to customers. Therefore, amounts that would otherwise have been recognized in income tax expense have been included as changes in regulatory assets. This treatment of such temporary differences impacts income tax expense and effective tax rates from year to year. Accordingly, MidAmerican Energy's earnings for the nine-month period ended September 30, 2010, reflect $7 million of net tax benefits recognized in connection with the Repairs Deduction for tax years prior to 2010 related to MidAmerican Energy's regulated natural gas utility assets. Additionally, income tax expense for the three- and nine-month periods ended September 30, 2011, reflects increases of $3 million and $10 million, respectively, for other effects of ratemaking, including the impact of 100% bonus depreciation for 2011, the ongoing impact of the method change and certain other temporary differences.

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

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Operating revenue:
Regulated electric	$487	$505	$1,276	$1,361
Regulated gas	99	110	562	625
Nonregulated energy	280	317	811	906
Other	—	1	1	3
Total operating revenue	$866	$933	$2,650	$2,895

Depreciation and amortization:
Regulated electric	$70	$77	$221	$231
Regulated gas	8	9	26	26
Total depreciation and amortization	$78	$86	$247	$257

Operating income:
Regulated electric	$133	$130	$248	$266
Regulated gas	(1)	(3)	48	43
Nonregulated energy	16	20	51	54
Other	—	1	(1)	1
Total operating income	$148	$148	$346	$364

	As of
	September 30, 2011	December 31, 2010
Total assets(1):
Regulated electric	$9,773	$8,971
Regulated gas	1,110	1,111
Nonregulated energy	168	197
Other	25	31
Total assets	$11,076	$10,310

(1)	Total assets by operating segment reflect the assignment of goodwill to applicable reporting units.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations for the Third Quarter and First Nine Months of 2011 and 2010

Overview

MidAmerican Energy -

MidAmerican Energy's earnings on common stock for the third quarter of 2011 was $107 million, a decrease of $1 million, or 1%, and for the first nine months of 2011 was $229 million, a decrease of $18 million, or 7%, compared to 2010. The decreases were due to lower regulated electric wholesale margins and higher income tax expense in 2011. The decrease in wholesale margins resulted from lower sales volumes and lower average revenue per unit sold. An increase in regulated electric retail margins, due primarily to higher volumes as a result of increased industrial sales and customer growth in MidAmerican Energy's service territory, partially offset the decrease in regulated electric wholesale margins for the first nine months of 2011. Higher income tax expense in the first nine months of 2011 was due to the effects of ratemaking. Decreases in depreciation and amortization and higher AFUDC partially offset the above decreases to earnings on common stock.

MidAmerican Funding -

Net income attributable to MidAmerican Funding for the third quarter of 2011 was $104 million, an increase of $1 million, or 1%, and for the first nine months of 2011 was $217 million, a decrease of $17 million, or 7%, compared to 2010. In addition to the factors discussed for MidAmerican Energy, net income attributable to MidAmerican Funding for the first nine months of 2010 reflects $3 million of after-tax income from the reduction of environmental contingencies related to MidAmerican Funding's past divestiture of an oil and gas company for which MidAmerican Funding has determined its future liability is no longer probable.

Regulated Electric Gross Margin

	Third Quarter				First Nine Months
	2011	2010	Change		2011	2010	Change
Gross margin (in millions):
Operating revenue	$487	$505	$(18)	(4)%	$1,276	$1,361	$(85)	(6)%
Less - cost of fuel, energy and capacity	146	157	(11)	(7)	383	443	(60)	(14)
Electric gross margin	$341	$348	$(7)	(2)	$893	$918	$(25)	(3)

Sales (GWh):
Retail	6,083	5,956	127	2%	16,650	16,389	261	2%
Wholesale	2,606	3,115	(509)	(16)	7,596	9,829	(2,233)	(23)
Total	8,689	9,071	(382)	(4)	24,246	26,218	(1,972)	(8)

Electric gross margin for the third quarter of 2011 decreased $7 million compared to the third quarter of 2010. Wholesale gross margin decreased a total of $5 million due to a $3 million reduction from lower wholesale sales volumes and a $2 million decrease from a lower average margin per megawatt hour sold on lower market prices. Wholesale includes sales of energy to markets operated by regional transmission organizations, other utilities and municipalities. Retail gross margin decreased $2 million due primarily to an increase in the use of higher cost generation for retail, offset partially by improvements from customer growth and hotter temperatures compared to the third quarter of 2010.

Electric gross margin for the first nine months of 2011 decreased $25 million compared to the first nine months of 2010. Wholesale gross margin decreased a total of $34 million due to a $19 million reduction from lower wholesale sale volumes, reflecting a decrease in MidAmerican Energy's generation availability in the first quarter of 2011, and a $15 million reduction from a lower average margin per megawatt hour sold as a result of lower market prices. Retail gross margin increased $9 million due in part to an improvement in sales volumes as a result of various customer usage influences, including customer growth and increased industrial sales. Additionally, increases in recoveries through bill riders for DSM program costs and carbon reduction study costs contributed $4 million to the improvement in retail gross margin. Changes in recoveries through these bill riders are substantially matched by changes in other operating expenses and depreciation and amortization. These increases were partially offset by the use of higher cost generation during the third quarter of 2011.

Regulated Gas Gross Margin

	Third Quarter				First Nine Months
	2011	2010	Change		2011	2010	Change
Gross margin (in millions):
Operating revenue	$99	$110	$(11)	(10)%	$562	$625	$(63)	(10)%
Less - cost of gas sold	56	67	(11)	(16)	378	447	(69)	(15)
Gas gross margin	$43	$43	$—	—	$184	$178	$6	3

Sales (000's Dths):
Retail	6,051	5,929	122	2%	55,379	53,917	1,462	3%
Wholesale	4,384	6,921	(2,537)	(37)	15,856	25,275	(9,419)	(37)
Total	10,435	12,850	(2,415)	(19)	71,235	79,192	(7,957)	(10)

Regulated gas revenue includes purchased gas adjustment clauses through which MidAmerican Energy is allowed to recover the cost of gas sold from its retail gas utility customers. Consequently, fluctuations in the cost of gas sold do not directly affect gross margin or net income because regulated gas revenue reflects comparable fluctuations through the purchased gas adjustment clauses.

Compared to the third quarter and first nine months of 2010, gas revenue and cost of gas sold decreased primarily due to the decrease in wholesale sales volumes for 2011. Additionally, for the first nine months of 2011, MidAmerican Energy's average per-unit cost of gas sold decreased 6%, resulting in a $24 million decrease in gas revenue and cost of gas sold compared to 2010. The increase in gross margin compared to the first nine months of 2010 was due to greater retail sales volumes as a result of weather conditions and other usage factors, higher Illinois retail rates implemented in the second quarter of 2010 and a $1 million increase in recoveries through a bill rider for DSM program costs.

Regulated Operating Costs and Expenses

Other operating expenses of $97 million for the third quarter of 2011 decreased $8 million compared to the third quarter of 2010 primarily due to a $3 million increase in insurance recoveries that reduced environmental costs and a $2 million decrease in utility regulatory assessments. Other operating expenses of $304 million for the first nine months of 2011 increased $1 million compared to the first nine months of 2010 due to a $4 million increase in DSM program costs, $3 million of costs related to flooding in a portion of MidAmerican Energy's service territory and a $2 million increase in healthcare benefit costs, offset substantially by a $4 million decrease in utility regulatory assessments, a $2 million increase in a nuclear insurance refund distribution and a $2 million increase in insurance recoveries of environmental costs. Increases in DSM program costs are matched by increases in related electric and gas revenue.

Maintenance expense of $48 million for the third quarter of 2011 increased $3 million compared to the third quarter of 2010 due to a $2 million increase in other power generation maintenance and a $1 million increase in fossil-fueled generation facility maintenance costs. Maintenance expense of $142 million for the first nine months of 2011 decreased $1 million compared to the first nine months of 2010 due to a $7 million decrease in storm and flood-related response and restoration costs from greater storm damage in 2010. Increases from other power generation and fossil-fueled generation facility maintenance substantially offset this decrease.

Depreciation and amortization expense of $78 million for the third quarter of 2011 decreased $8 million compared to the third quarter of 2010. For the first nine months of 2011, depreciation and amortization expense of $247 million decreased $10 million compared to the first nine months of 2010. During the third quarter and first nine months of 2011, MidAmerican Energy recorded credits of $1 million and $5 million, respectively, related to a revenue sharing arrangement in Iowa. Refer to Note 4 in Item 8 of MidAmerican Energy's and MidAmerican Funding's Annual Report on Form 10-K for the year ended December 31, 2010, for additional information regarding the revenue sharing arrangement. During the second quarter of 2011, MidAmerican Energy revised its electric and gas utility plant depreciation rates based on the results of a depreciation study. The new rates generally reflect longer estimated useful lives and lower net salvage. The effect of this change was to reduce depreciation and amortization expense by $7 million and $9 million for the third quarter and first nine months of 2011, respectively, and is estimated to be $28 million annually based on depreciable plant balances at the time of the change. These decreases were partially offset by the increase in depreciable plant and costs related to an Iowa carbon reduction study.

Property and other taxes expense of $29 million and $87 million for the third quarter and first nine months of 2011 increased $1 million and $3 million, respectively, compared to 2010 due primarily to higher Iowa property taxes as a result of the statutory phase-in of wind-powered generation facility assessments, which increase by 5% annually for seven years from the year each facility is placed in service.

Nonregulated Gross Margin

MidAmerican Energy -

	Third Quarter				First Nine Months
	2011	2010	Change		2011	2010	Change
Gross margin (in millions):
Nonregulated operating revenue	$280	$317	$(37)	(12)%	$811	$906	$(95)	(10)%
Less - nonregulated cost of sales	256	290	(34)	(12)	740	833	(93)	(11)
Nonregulated gross margin	$24	$27	$(3)	(11)	$71	$73	$(2)	(3)

Nonregulated electric sales (GWh)	3,004	3,210	(206)	(6)	8,204	8,765	(561)	(6)

Nonregulated gas sales (000's Dths)	7,149	7,435	(286)	(4)	26,930	29,226	(2,296)	(8)

For the third quarter of 2011 compared to the third quarter of 2010, lower volumes, prices and costs for nonregulated electric and gas sales resulted in decreases to nonregulated operating revenue and cost of sales. Nonregulated gross margin decreased compared to the third quarter of 2010 due to lower average margins per unit on nonregulated electric and gas sales and lower volumes. For the first nine months of 2011 compared to the first nine months of 2010, lower volumes, prices and costs for nonregulated electric and gas sales resulted in decreases to nonregulated operating revenue and cost of sales. Nonregulated gross margin decreased compared to the first nine months of 2010 due to the lower sales volumes and a lower average margin per unit on nonregulated gas sales, offset partially by a higher average margin per unit on nonregulated electric sales.

Non-Operating Income

MidAmerican Energy -

Allowance for equity funds increased $6 million and $9 million compared to the third quarter and first nine months of 2010, respectively, primarily as a result of greater capital expenditures for wind-powered generation. MidAmerican Energy's other, net for the third quarter of 2011 decreased $4 million compared to the third quarter of 2010 due to lower income from corporate-owned life insurance policies as a result of capital market performance, offset partially by a $1 million gain on the sale of utility property. MidAmerican Energy's other, net for the first nine months of 2011 decreased $1 million primarily due to lower income from corporate-owned life insurance policies as a result of capital market performance and a decrease in contributions from customers for construction, offset partially by a $3 million expense in the second quarter of 2010 for the resolution of a dispute with the operator of one of MidAmerican Energy's jointly owned generating facilities and the 2011 gain on the sale of utility property.

MidAmerican Funding -

Other, net for the first nine months of 2010 reflects $5 million of income from the reduction of environmental contingencies related to MidAmerican Funding's past divestiture of an oil and gas company for which MidAmerican Funding has determined its future liability is no longer probable.

Fixed Charges

MidAmerican Funding -

In March 2011, MidAmerican Funding repaid $200 million of 6.75% Senior notes, which reduced its interest on long-term debt for the third quarter and first nine months of 2011.

Income Tax Expense (Benefit)

MidAmerican Energy -

MidAmerican Energy's income tax expense increased $6 million to $10 million for the third quarter of 2011 with an effective tax rate of 9% compared to 4% for the third quarter of 2010. MidAmerican Energy's income tax expense increased $12 million to $19 million for the first nine months of 2011 with an effective tax rate of 8% compared to 3% for the first nine months of 2010.

MidAmerican Energy's income tax expense for the third quarter and first nine months of 2011 increased relative to the comparable periods in 2010 principally due to the effects of ratemaking, partially offset, for the first nine months of 2011, by lower pre-tax income.

In 2010, MidAmerican Energy changed the method by which it determines current income tax deductions for repair costs ("Repairs Deduction") related to certain of its regulated utility assets. The change resulted in current deductibility for those costs, which are capitalized for book purposes. MidAmerican Energy was allowed to retroactively apply the method change and deduct the related prior years' costs on the tax return that includes the year of the change. State utility rate regulation in Iowa requires that the tax effect of certain temporary differences such as these be flowed through immediately to customers. Therefore, amounts that would otherwise have been recognized in income tax expense have been included as changes in regulatory assets. This treatment of such temporary differences impacts income tax expense and effective tax rates from year to year. Accordingly, MidAmerican Energy's earnings for the first nine months of 2010 reflect $7 million of net tax benefits recognized in connection with the Repairs Deduction for tax years prior to 2010 related to MidAmerican Energy's regulated natural gas utility assets.

Additionally, income tax expense for the three- and nine-month periods ended September 30, 2011, reflects increases of $3 million and $10 million, respectively, for other effects of ratemaking, including the impact of 100% bonus depreciation for 2011, the ongoing impact of the method change and certain other temporary differences.

MidAmerican Funding -

MidAmerican Funding's income tax expense increased $6 million to $8 million for the third quarter of 2011 with an effective tax rate of 7% compared to 2% for the third quarter of 2010. MidAmerican Funding's income tax expense increased $13 million to $12 million for the first nine months of 2011 with an effective tax rate of 5% compared to -% for the first nine months of 2010. These increases were due principally to the factors discussed for MidAmerican Energy.

Liquidity and Capital Resources

As of September 30, 2011, MidAmerican Energy's total net liquidity available was $833 million consisting of $378 million of cash and cash equivalents and $650 million of revolving credit facilities reduced by $195 million of the revolving credit facilities reserved to support MidAmerican Energy's variable-rate tax-exempt bond obligations. As of September 30, 2011, MidAmerican Funding's total net liquidity available was $838 million, including MidAmerican Energy's net liquidity, MHC Inc.'s $4 million revolving credit facility and an additional $1 million of cash and cash equivalents.

Operating Activities

MidAmerican Energy's net cash flows from operating activities for the nine-month periods ended September 30, 2011 and 2010, were $565 million and $675 million, respectively. MidAmerican Funding's net cash flows from operating activities for the nine-month periods ended September 30, 2011 and 2010, were $545 million and $651 million, respectively. The decreases were predominantly due to an increase in employer contributions to MidAmerican Energy's pension benefit plan, lower wholesale electric margins and an increase in cash collateral posted for derivative positions, offset partially by the timing of income tax receipts.

In September 2010, the President signed the Small Business Jobs Act into law, extending retroactively to January 1, 2010, the 50% bonus depreciation for qualifying property purchased and placed in service in 2010. In December 2010, the President signed the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 into law, which provided for 100% bonus depreciation for qualifying property purchased and placed in service after September 8, 2010, and prior to January 1, 2012, and 50% bonus depreciation for qualifying property purchased and placed in service after December 31, 2011 and prior to January 1, 2013. As a result of the new laws, MidAmerican Energy's cash flows from operations are expected to benefit in 2011 and 2012 from bonus depreciation on qualifying assets placed in service, including the 596 MW of wind-powered generation assets expected to be placed in service during 2011.

Investing Activities

MidAmerican Energy's net cash flows from investing activities for the nine-month periods ended September 30, 2011 and 2010, were $(389) million and $(183) million, respectively. MidAmerican Funding's net cash flows from investing activities for the nine-month periods ended September 30, 2011 and 2010, were $(388) million and $(183) million, respectively. Net cash flows from investing activities consist almost entirely of utility construction expenditures, which increased for 2011 due principally to expenditures for wind-powered generation facilities, which excludes $376 million of deferred payments. MidAmerican Energy placed in service 154 MW of its 596 MW wind-powered generation project during the third quarter of 2011, and the remaining 442 MW is expected to be placed in service during the fourth quarter of 2011. Purchases and proceeds related to available-for-sale securities consist of activity within the Quad Cities Generating Station nuclear decommissioning trust.

Financing Activities

MidAmerican Energy's net cash flows from financing activities for the nine-month periods ended September 30, 2011 and 2010, were $(1) million and $(379) million, respectively. MidAmerican Funding's net cash flows from financing activities for the nine-month periods ended September 30, 2011 and 2010, were $19 million and $(355) million, respectively. In 2010, MidAmerican Energy paid common dividends to MHC totaling $375 million. In 2011, MidAmerican Funding received $220 million, compared to paying $237 million in 2010, through its note payable with MEHC and repaid $200 million of 6.75% Senior notes in March 2011. Additionally, MidAmerican Funding made a distribution of $114 million to MEHC in the third quarter of 2010.

Long-term Debt

In conjunction with the construction of wind-powered generating facilities, MidAmerican Energy has accrued as construction work in progress certain amounts for which it is not contractually obligated to pay until December 2013. The amounts ultimately payable are discounted at 1.46% and recognized upon delivery of the equipment as long-term debt. The discount is amortized as interest expense over the period until payment is due using the effective interest method. As of September 30, 2011, $376 million of such debt, net of associated discount, was outstanding.

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

MidAmerican Energy currently has authorization from the FERC to issue through October 30, 2012, long-term securities totaling up to $850 million at interest rates not to exceed the applicable United States Treasury rate plus a spread of 500 basis points. Regarding multiple-year capital projects, MidAmerican Energy has authorizations from the Illinois Commerce Commission, expiring October 8, 2012, to issue up to an aggregate of $547 million of long-term debt securities. MidAmerican Energy's effective registration statement with the United States Securities and Exchange Commission to issue any amount of long-term securities expired October 1, 2011.

In conjunction with the March 1999 merger, MidAmerican Energy committed to the IUB to use commercially reasonable efforts to maintain an investment grade rating on its long-term debt and to maintain its common equity level above 42% of total capitalization unless circumstances beyond its control result in the common equity level decreasing to below 39% of total capitalization. MidAmerican Energy must seek the approval of the IUB of a reasonable utility capital structure if MidAmerican Energy's common equity level decreases below 42% of total capitalization, unless the decrease is beyond the control of MidAmerican Energy. MidAmerican Energy is also required to seek the approval of the IUB if MidAmerican Energy's equity level decreases to below 39%, even if the decrease is due to circumstances beyond the control of MidAmerican Energy. If MidAmerican Energy's common equity level were to drop below the required thresholds, MidAmerican Energy's ability to issue debt could be restricted. As of September 30, 2011, MidAmerican Energy's common equity ratio was 51% computed on a basis consistent with its commitment.

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

Utility Construction Expenditures

MidAmerican Energy's primary need for capital is utility construction expenditures. MidAmerican Energy's forecasted utility construction expenditures, which exclude non-cash equity AFUDC, are approximately $1.3 billion for 2011, comprised of $1.0 billion for wind-powered generation, including approximately $650 million for which payments are due in December 2013 on a 596 MW project; $315 million for ongoing distribution, generation, transmission and other infrastructure needed to serve existing and expected demand; and $8 million for emissions control equipment to address current and anticipated air quality regulations. MidAmerican Energy placed in service 154 MW of the 596 MW wind-powered generation project during the third quarter of 2011, and the remaining 442 MW is expected to be placed in service during the fourth quarter of 2011. Capital expenditure needs are reviewed regularly by management and may change significantly as a result of these reviews, which may consider, among other factors, changes in rules and regulations, including environmental and nuclear, changes in income tax laws, general business conditions, load projections, system reliability standards, the cost and efficiency of construction labor, equipment and materials, and the cost and availability of capital. Expenditures for compliance-related items, such as pollution-control technologies, replacement generation, nuclear decommissioning and associated operating costs, are generally incorporated into MidAmerican Energy's regulated retail rates.

MidAmerican Energy continues to evaluate additional cost effective wind-powered generation and has authorization from the IUB, pursuant to current ratemaking principles, to construct up to 405 MW of additional wind-powered generation to be placed in service by December 31, 2012. Additionally, MidAmerican Energy has begun preliminary investigation into possible development of a nuclear generation facility. In support of such investigatory activities, Iowa law authorizes recovery of approximately $15 million over three years beginning in October 2010 from MidAmerican Energy's Iowa customers for the cost of this effort, subject to the review of the IUB. MidAmerican Energy has not entered into any material commitments with regard to nuclear facility development.

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

Contractual Obligations

As of September 30, 2011, there have been no material changes outside the normal course of business in MidAmerican Energy's and MidAmerican Funding's contractual obligations from the information provided in Item 7 of their Annual Report on Form 10‑K for the year ended December 31, 2010, other than the additional purchase obligations disclosed in Note 8 of Notes to Consolidated Financial Statements. Additionally, refer to the "Utility Construction Expenditures" discussion included in Liquidity and Capital Resources.

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

Clean Air Standards

Clean Air Mercury Rule/Hazardous Air Pollutant Maximum Achievable Control Technology Standards

In March 2011, the EPA proposed a new rule that will require coal-fired generating facilities to reduce mercury emissions and other hazardous air pollutants through the establishment of a “Maximum Achievable Control Technology” standard rather than a cap-and-trade system. The public comment period closed in August 2011, and the final rule is expected to be issued in December 2011. The proposed rule requires that new and existing coal-fired facilities achieve emission standards for mercury, acid gases and other non-mercury hazardous air pollutants. Existing sources are required to comply with the new standards within three years after the final rule is promulgated, with individual sources granted an additional year to complete installation of controls if approved by the permitting authority. Until the rule is final, MidAmerican Energy cannot fully determine the costs to comply with the requirements; however, MidAmerican Energy believes that its emission reduction projects completed to date or currently permitted or planned for installation, including scrubbers, baghouses and electrostatic precipitators are consistent with the EPA's proposed rules and will support MidAmerican Energy's ability to comply with the proposal's standards for acid gases and non-mercury metallic hazardous air pollutants. MidAmerican Energy anticipates having to take additional actions to reduce mercury emissions and otherwise comply with the proposal's standards. Incremental costs to install and maintain mercury emissions control equipment and additional emissions monitoring equipment at each of MidAmerican Energy's coal-fired generating facilities will increase the cost of providing service to customers.

New Source Review

In October 2011, MidAmerican Energy received a request from the EPA Region VII pursuant to Section 114 of the Clean Air Act for information on its coal-fired generating units to supplement requests made by the EPA Region VII in 2002 and 2003. MidAmerican Energy responded to the original requests in 2003 and is in the process of gathering information responsive to the EPA's recent request.

Cross-State Air Pollution Rule

In July 2011, the EPA issued a final rule, the CSAPR, to address interstate transport of sulfur dioxide and nitrogen oxides emissions in 27 eastern and Midwestern states, including Iowa, where MidAmerican Energy operates generating facilities. The CSAPR originated as the Clean Air Interstate Rule, which was vacated by the United States Court of Appeals for the District of Columbia Circuit ("D.C. Circuit"). In response to the D.C. Circuit's vacatur, the EPA issued the proposed Clean Air Transport Rule in July 2010, which has been renamed the CSAPR. Upon full implementation in 2014, the CSAPR will reduce sulfur dioxide emissions by 73% and nitrogen oxides emissions by 54% at electric generating plants as compared to 2005 levels. In addition to issuing the final rule, the EPA issued a supplemental notice of proposed rulemaking seeking comment on inclusion of Iowa and five other states in the ozone season nitrogen oxides emissions reduction requirements. MidAmerican Energy submitted comments on the supplemental proposal in August 2011. Based on the final allocation of sulfur dioxide and nitrogen oxides allowances, MidAmerican Energy believes its completed and planned emissions reduction projects will be sufficient to ensure compliance with the new regulations beginning January 1, 2012 and 2014.

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

GHG New Source Performance Standards

Under the Clean Air Act, the EPA may establish emissions standards that reflect the degree of emission reductions achievable through the best technology that has been demonstrated, taking into consideration the cost of achieving those reductions and any non-air quality health and environmental impact and energy requirements. The EPA entered into a settlement agreement with a number of parties, including certain state governments and environmental groups, in December 2010 to promulgate emissions standards covering GHG by September 30, 2011, as amended, and issue final regulations by May 26, 2012. However, in mid-September, the EPA indicated it would not meet the September 30, 2011 deadline to promulgate the standards, and it has not yet established a new schedule for issuing the proposed rules. It is unclear what standards the EPA will establish for new and modified sources or what the guidelines will be for existing sources. Until the standards are proposed and finalized, the impact on MidAmerican Energy cannot be determined.

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

Reporting

In September 2009, the EPA issued its final rule regarding mandatory GHG Reporting beginning January 1, 2010. Under GHG Reporting, suppliers of fossil fuels, manufacturers of vehicles and engines, and facilities that emit 25,000 metric tons or more per year of GHG are required to submit annual reports to the EPA. MidAmerican Energy is subject to this requirement and submitted its first report prior to September 30, 2011.

Federal Legislation

Legislation introduced in the 112th Congress has been focused on repeal or delay of the EPA's ability to regulate GHG emissions. There is currently no federal legislation pending to regulate GHG emissions.

Water Quality Standards

In March 2011, the EPA released a proposed rule under §316(b) of the Clean Water Act to regulate cooling water intakes at existing facilities. The proposed rule establishes requirements for all power generating facilities that withdraw more than 2 million gallons per day, based on total design intake capacity, of water from waters of the United States and use at least 25% of the withdrawn water exclusively for cooling purposes. The proposed rule includes impingement (i.e., when fish and other organisms are trapped against screens when water is drawn into a facility's cooling system) mortality standards to be met through average impingement mortality or intake velocity design criteria and entrainment (i.e., when organisms are drawn into the facility) standards to be determined on a case-by-case basis. The standards are required to be met as soon as possible after the effective date of the final rule, but no later than eight years thereafter. The rule is required to be finalized by the EPA by July 2012. MidAmerican Energy will be required to complete impingement and entrainment studies in 2013. The costs of compliance with the cooling water intake structure rule cannot be determined until the rule is final and the prescribed studies are conducted. In the event that MidAmerican Energy's existing intake structures require modification, the costs are not anticipated to be significant.

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
Missouri River Flooding
In June 2011, the Missouri River exceeded flood stage in western Iowa as a result of significant releases from upriver reservoirs and remained above flood stage throughout much of the third quarter. MidAmerican Energy took precautionary measures to protect certain of its electric and gas distribution and electric generation facilities that were impacted, including the installation of berms and barriers. All of MidAmerican Energy's generating facilities remained operational during the flooding. Capital and operating expense amounts expended on such measures through September 30, 2011, totaled $13 million.

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

In accordance with industry practice, certain wholesale agreements, including derivative contracts, contain provisions that require MidAmerican Energy to maintain specific credit ratings on its unsecured debt from one or more of the three recognized credit rating agencies. These agreements, including derivative contracts, may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance" in the event of a material adverse change in MidAmerican Energy's creditworthiness. These rights can vary by contract and by counterparty. If all credit-risk-related contingent features or adequate assurance provisions for these agreements, including derivative contracts, had been triggered as of September 30, 2011, MidAmerican Energy would have been required to post $216 million of additional collateral. MidAmerican Energy's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors. Refer to Note 4 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for a discussion of MidAmerican Energy's collateral requirements specific to its derivative contracts.

In July 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Reform Act"). The Reform Act reshapes financial regulation in the United States by creating new regulators, regulating new markets and firms, and providing new enforcement powers to regulators. Virtually all major areas of the Reform Act, including collateral requirements on derivative contracts, are the subject of regulatory interpretation and implementation rules requiring rulemaking proceedings that may take several years to complete.

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

For quantitative and qualitative disclosures about market risk affecting MidAmerican Energy and MidAmerican Funding, see Item 7A of their Annual Report on Form 10-K for the year ended December 31, 2010. MidAmerican Energy's and MidAmerican Funding's exposure to market risk and their management of such risk has not changed materially since December 31, 2010. Refer to Note 4 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for disclosure of MidAmerican Energy's derivative positions as of September 30, 2011.

Item 4.	Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, the Company (MidAmerican Energy or MidAmerican Funding, as applicable) carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, the Company's management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms, and is accumulated and communicated to management, including the Company's Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company's internal control over financial reporting during the quarter ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

MIDAMERICAN FUNDING, LLC
MIDAMERICAN ENERGY COMPANY
(Registrants)

Date: November 4, 2011	/s/ Thomas B. Specketer
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

MidAmerican Energy and MidAmerican Funding

101
The following financial information from MidAmerican Energy's and MidAmerican Funding's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, is formatted in XBRL (eXtensible Business Reporting Language) and included herein: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Shareholders' Equity, (v) the Consolidated Statements of Comprehensive Income, and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.