Form 10-K
period 2011-12-31
MIDAMERICAN ENERGY CO; MIDAMERICAN FUNDING LLC
filed 2012-02-27
CIK 928576, 1098296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

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
Preferred Stock, $4.80 Series, no par value
(Title of each Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

MidAmerican Funding, LLC	Yes ☐ No ☒	MidAmerican Energy Company	Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

MidAmerican Funding, LLC	Yes ☒ No ☐	MidAmerican Energy Company	Yes ☐ No ☒

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, non-accelerated filers or smaller reporting companies. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filers ☐	Accelerated filers ☐	Non-accelerated filers ☒	Smaller reporting company ☐

Indicate by check mark whether either registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

All of the member's equity of MidAmerican Funding, LLC is held by its parent company, MidAmerican Energy Holdings Company, as of January 31, 2012.

All common stock of MidAmerican Energy Company is held by its parent company, MHC Inc., which is a direct, wholly owned subsidiary of MidAmerican Funding, LLC. As of January 31, 2012, 70,980,203 shares of MidAmerican Energy Company common stock, without par value, were outstanding.

MidAmerican Funding, LLC and MidAmerican Energy Company meet the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and are therefore filing portions of this Form 10-K with the reduced disclosure format specified in General Instruction I(2) of Form 10-K.

MidAmerican Funding, LLC ("MidAmerican Funding"), and MidAmerican Energy Company ("MidAmerican Energy"), separately file this combined Form 10-K. Information relating to each individual registrant is filed by such registrant on its own behalf. Except for its subsidiaries, MidAmerican Energy makes no representation as to information relating to any other subsidiary of MidAmerican Funding.

Definition of Abbreviations and Industry Terms

When used in Part I, Items 1 through 4, and Part II, Items 5 through 7A and Items 9, 9A and 9B, the following terms have the definitions indicated.

Companies
MEHC	MidAmerican Energy Holdings Company
MidAmerican Funding	MidAmerican Funding, LLC
MidAmerican Energy	MidAmerican Energy Company

Certain Industry Terms
AFUDC	Allowance for Funds Used During Construction
CSAPR	Cross-State Air Pollution Rule
Dth	Decatherms
DSM	Demand-side Management
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
GHG	Greenhouse Gases
GHG Reporting	Greenhouse Gases Reporting
GWh	Gigawatt Hours
IUB	Iowa Utilities Board
LNG	Liquefied Natural Gas
MISO	Midwest Independent Transmission System Operator, Inc.
MW	Megawatts
NRC	Nuclear Regulatory Commission
RCRA	Resource Conservation and Recovery Act
RTOs	Regional Transmission Organizations
SEC	United States Securities and Exchange Commission

Forward-Looking Statements

This report contains statements that do not directly or exclusively relate to historical facts. These statements are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements can typically be identified by the use of forward-looking words, such as "will," "may," "could," "project," "believe," "anticipate," "expect," "estimate," "continue," "intend," "potential," "plan," "forecast" and similar terms. These statements are based upon MidAmerican Funding's and MidAmerican Energy's current intentions, assumptions, expectations and beliefs and are subject to risks, uncertainties and other important factors. Many of these factors are outside the control of MidAmerican Funding or MidAmerican Energy and could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include, among others:

•	general economic, political and business conditions, as well as, changes in laws and regulations affecting MidAmerican Energy's operations or related industries;

•
changes in, and compliance with, environmental laws, regulations, decisions and policies that could, among other items, increase operating and capital costs, reduce generating facility output, accelerate generating facility retirements or delay generating facility construction or acquisition;

•
the outcome of general rate cases and other proceedings conducted by regulatory commissions or other governmental and legal bodies and MidAmerican Energy's ability to recover costs in rates in a timely manner;

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

•
other business or investment considerations that may be disclosed from time to time in MidAmerican Funding's or MidAmerican Energy's filings with the SEC or in other publicly disseminated written documents.

Further details of the potential risks and uncertainties affecting MidAmerican Funding or MidAmerican Energy are described in Item 1A and other discussions contained in this Form 10-K. MidAmerican Funding and MidAmerican Energy undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing factors should not be construed as exclusive.

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

MEHC and Berkshire Hathaway entered into an Equity Commitment Agreement ("Berkshire Equity Commitment") pursuant to which Berkshire Hathaway has agreed to purchase up to $2.0 billion of MEHC's common equity upon any requests authorized from time to time by MEHC's Board of Directors. The proceeds of any such equity contribution shall only be used for the purpose of (a) paying when due MEHC's debt obligations and (b) funding the general corporate purposes and capital requirements of MEHC's regulated subsidiaries, including MidAmerican Energy. Berkshire Hathaway will have up to 180 days to fund any such request in increments of at least $250 million pursuant to one or more drawings authorized by MEHC's Board of Directors. The funding of each drawing will be made by means of a cash equity contribution to MEHC in exchange for additional shares of MEHC's common stock. MidAmerican Energy has no right to make or to cause MEHC to make any equity contribution requests.The Berkshire Equity Commitment expires on February 28, 2014.

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

As of December 31, 2011, MidAmerican Funding and its subsidiaries had approximately 3,500 employees.

MIDAMERICAN ENERGY

MidAmerican Energy is a public utility company headquartered in Iowa that serves 0.7 million regulated retail electric customers in portions of Iowa, Illinois and South Dakota and 0.7 million regulated retail and transportation natural gas customers in portions of Iowa, South Dakota, Illinois and Nebraska. MidAmerican Energy is principally engaged in the business of generating, transmitting, distributing and selling electricity and in distributing, selling and transporting natural gas. Metropolitan areas in which MidAmerican Energy distributes electricity at retail include Council Bluffs, Des Moines, Fort Dodge, Iowa City, Sioux City and Waterloo, Iowa; and the Quad Cities (Davenport and Bettendorf, Iowa and Rock Island, Moline and East Moline, Illinois). Metropolitan areas in which it distributes natural gas at retail include Cedar Rapids, Des Moines, Fort Dodge, Iowa City, Sioux City and Waterloo, Iowa; the Quad Cities; and Sioux Falls, South Dakota. MidAmerican Energy has a diverse customer base consisting of residential and a variety of commercial and industrial customer groups. Some of the larger industrial groups served by MidAmerican Energy include the processing and sales of food products; the manufacturing, processing and fabrication of primary metals; farm and other non-electrical machinery; real estate; and cement and gypsum products. In addition to retail sales and natural gas transportation, MidAmerican Energy sells electricity to markets operated by RTOs and electricity and natural gas to other utilities and market participants on a wholesale basis. MidAmerican Energy is a transmission-owning member of the MISO and participates in its energy and ancillary services markets.

MidAmerican Energy's regulated electric and natural gas operations are conducted under numerous franchise agreements, certificates, permits and licenses obtained from federal, state and local authorities. The franchise agreements, with various expiration dates, are typically for 20- to 25-year terms. Several of these franchise agreements allow the municipality the right to seek amendment to the franchise agreement at a specified time during the term. MidAmerican Energy generally has an exclusive right to serve electric customers within its service territories and, in turn, has an obligation to provide electricity service to those customers. In return, the state utility commissions have established rates on a cost-of-service basis, which are designed to allow MidAmerican Energy an opportunity to recover its costs of providing services and to earn a reasonable return on its investment.

MidAmerican Energy also has nonregulated business activities consisting predominately of competitive electricity and natural gas. Refer to the "Nonregulated Energy Operations" section later in this Item 1 for further discussion.

MidAmerican Energy had total assets of $10.3 billion as of December 31, 2011, and total operating revenue of $3.5 billion for 2011. Financial information on MidAmerican Energy's segments of business is disclosed in Note 15 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

The percentages of MidAmerican Energy's operating revenue derived from the following business activities for the years ended December 31 were as follows:

	2011	2010	2009

Regulated electric	47%	47%	47%
Regulated gas	22	22	23
Nonregulated	31	31	30
	100%	100%	100%

As of December 31, 2011, MidAmerican Energy had approximately 3,500 employees, of which approximately 1,500 were covered by union contracts. MidAmerican Energy has three separate contracts with locals of the International Brotherhood of Electrical Workers and the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union.

Regulated Electric Operations

Customers

The GWh and percentages of electricity sold to retail customers by jurisdiction for the years ended December 31 were as follows:

	2011		2010		2009

Iowa	19,597	90%	19,435	90%	18,074	90%
Illinois	2,066	9	2,059	9	1,908	9
South Dakota	210	1	216	1	203	1
	21,873	100%	21,710	100%	20,185	100%

Electricity sold to retail and wholesale customers by class of customer and the average number of retail customers for the years ended December 31 were as follows:

	2011		2010		2009
GWh sold:
Residential	6,476	20%	6,549	19%	5,907	18%
Small general service(1)	4,189	13	4,226	12	4,093	12
Large general service(2)	9,586	29	9,310	27	8,627	26
Other	1,622	5	1,625	4	1,558	4
Total retail	21,873	67	21,710	62	20,185	60
Wholesale	10,584	33	13,130	38	13,424	40
Total GWh sold	32,457	100%	34,840	100%	33,609	100%

Average number of retail customers (in thousands):
Residential	630	86%	627	86%	624	86%
Small general service(1)	84	12	84	12	83	12
Large general service(2)	2	—	2	—	2	—
Other	14	2	14	2	14	2
Total	730	100%	727	100%	723	100%

(1)	Generally includes commercial and industrial customers with a demand of 200 kilowatts or less.

(2)	Generally includes commercial and industrial customers with a demand of more than 200 kilowatts.
In addition to the variations in weather from year to year, fluctuations in economic conditions within the service territory and elsewhere can impact customer usage, particularly for industrial and wholesale customers. The increase in retail demand during 2010 was substantially the result of weather and higher industrial customer usage driven by improved economic conditions in the United States compared to 2009. The decrease in wholesale sales for 2011 compared to 2010 was driven primarily by the impact of lower market prices.

There are seasonal variations in MidAmerican Energy's electric business that are principally related to the use of electricity for air conditioning and the related effects of weather. Typically, 35-40% of MidAmerican Energy's regulated electric revenue is reported in the months of June, July, August and September.

The annual hourly peak demand on MidAmerican Energy's electric system usually occurs as a result of air conditioning use during the cooling season. Peak demand represents the highest demand on a given day and at a given hour. On July 19, 2011, retail customer usage of electricity caused a record hourly peak demand of 4,752 MW on MidAmerican Energy's electric distribution system, which is 237 MW greater than the previous peak demand of 4,515 MW set July 14, 2010.

Generating Facilities and Fuel Supply

MidAmerican Energy has ownership interest in a diverse portfolio of generating facilities. The following table presents certain information regarding MidAmerican Energy's owned generating facilities as of December 31, 2011:

				Facility	Net Owned
			Year	Net Capacity	Capacity
Generating Facility	Location	Energy Source	Installed	(MW)(1)	(MW)(1)
COAL:
George Neal Unit No. 1	Sergeant Bluff, IA	Coal	1964	140	140
George Neal Unit No. 2	Sergeant Bluff, IA	Coal	1972	294	294
George Neal Unit No. 3	Sergeant Bluff, IA	Coal	1975	522	376
George Neal Unit No. 4	Salix, IA	Coal	1979	645	262
Louisa	Muscatine, IA	Coal	1983	750	660
Ottumwa	Ottumwa, IA	Coal	1981	664	345
Riverside Unit No. 3	Bettendorf, IA	Coal	1925	4	4
Riverside Unit No. 5	Bettendorf, IA	Coal	1961	133	133
Walter Scott, Jr. Unit No. 1	Council Bluffs, IA	Coal	1954	38	38
Walter Scott, Jr. Unit No. 2	Council Bluffs, IA	Coal	1958	84	84
Walter Scott, Jr. Unit No. 3	Council Bluffs, IA	Coal	1978	709	561
Walter Scott, Jr. Unit No. 4	Council Bluffs, IA	Coal	2007	811	484
				4,794	3,381
NATURAL GAS AND OTHER:
Greater Des Moines	Pleasant Hill, IA	Gas	2003-04	495	495
Coralville	Coralville, IA	Gas	1970	65	65
Electrifarm	Waterloo, IA	Gas or Oil	1975-78	189	189
Moline	Moline, IL	Gas	1970	58	58
Parr	Charles City, IA	Gas	1969	33	33
Pleasant Hill	Pleasant Hill, IA	Gas or Oil	1990-94	157	157
River Hills	Des Moines, IA	Gas	1966-67	121	121
Sycamore	Johnston, IA	Gas or Oil	1974	149	149
28 portable power modules	Various	Oil	2000	56	56
				1,323	1,323
WIND:
Adair	Adair, IA	Wind	2008	175	175
Carroll	Carroll, IA	Wind	2008	150	150
Century	Blairsburg, IA	Wind	2005-08	200	200
Charles City	Charles City, IA	Wind	2008	75	75
Intrepid	Schaller, IA	Wind	2004-05	176	176
Laurel	Laurel, IA	Wind	2011	120	120
Pomeroy	Pomeroy, IA	Wind	2007-11	286	286
Rolling Hills	Massena, IA	Wind	2011	444	444
Victory	Westside, IA	Wind	2006	99	99
Walnut	Walnut, IA	Wind	2008	153	153
				1,878	1,878
NUCLEAR:
Quad Cities Unit Nos. 1 and 2	Cordova, IL	Uranium	1972	1,760	440

HYDROELECTRIC:
Moline Unit Nos. 1-4	Moline, IL	Hydroelectric	1941	3	3

TOTAL AVAILABLE GENERATING CAPACITY				9,758	7,025

PROJECTS UNDER CONSTRUCTION(2):
Various wind projects	Iowa	Wind		407	407
TOTAL GENERATING CAPACITY AVAILABLE AND UNDER CONSTRUCTION				10,165	7,432

ACCREDITED GENERATING CAPACITY(1)				8,052	5,319

(1)
Facility Net Capacity represents (except for wind-powered generating facilities, which are nominal ratings) total facility accredited net generating capacity based on MidAmerican Energy's accreditation approved by the MISO. A wind turbine generator's nominal rating is the manufacturer's contractually specified capability (in MW) under specified conditions. The accreditation of the wind-powered generating facilities totaled 172 MW and is considerably less than the nominal ratings due to the varying nature of wind. Additionally, the Laurel and Rolling Hills wind-powered generating facilities and 30 MW of the Pomeroy wind-powered generating facilities were placed in service in late 2011 and were not yet accredited by the MISO. Net Owned Capacity indicates MidAmerican Energy's ownership of Facility Net Capacity.

(2)	Facility Net Capacity and Net Owned Capacity for projects under construction each represent the estimated nominal ratings.
The following table shows the percentages of MidAmerican Energy's total energy supplied by energy source for the years ended
December 31:

	2011	2010	2009

Coal	64%	66%	60%
Nuclear	11	11	11
Natural gas	1	2	1
Other(1)	13	10	10
Total energy generated	89	89	82
Energy purchased - short-term contracts and other	10	10	11
Energy purchased - long-term contracts	1	1	7
	100%	100%	100%

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

All of the coal-fueled generating facilities operated by MidAmerican Energy are fueled by low-sulfur, western coal from the Powder River Basin in northeast Wyoming. MidAmerican Energy's coal supply portfolio includes multiple suppliers and mines under short-term and multi-year agreements of varying terms and quantities. MidAmerican Energy's coal supply portfolio has all of its expected 2012 requirements under fixed-price contracts. MidAmerican Energy regularly monitors the western coal market for opportunities to enhance its coal supply portfolio. During the year ended December 31, 2011, MidAmerican Energy-owned generating facilities held sufficient allowances for sulfur dioxide and nitrogen oxides emissions to comply with the EPA Title IV and Clean Air Interstate Rule ("CAIR") or CSAPR requirements. For further discussion regarding EPA requirements and other environmental laws and regulations, refer to "Environmental Laws and Regulations" in Item 7 of this Form 10-K.

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

MidAmerican Energy is a 25% joint owner of Quad Cities Generating Station Units 1 and 2 ("Quad Cities Station"), a nuclear power plant. Exelon Generation Company, LLC ("Exelon Generation"), the 75% joint owner and the operator of Quad Cities Station, is a subsidiary of Exelon Corporation. Approximately one-third of the nuclear fuel assemblies in each reactor core at Quad Cities Station is replaced every 24 months. MidAmerican Energy has been advised by Exelon Generation that the following requirements for Quad Cities Station can be met under existing supplies or commitments: uranium requirements through 2015 and partial requirements through 2020; uranium conversion requirements through 2015 and partial requirements through 2020; enrichment requirements through 2015 and partial requirements through 2028; and fuel fabrication requirements through 2019. MidAmerican Energy has been advised by Exelon Generation that it does not anticipate it will have difficulty in contracting for uranium, uranium conversion, enrichment or fabrication of nuclear fuel needed to operate Quad Cities Station during these time periods.

MidAmerican Energy uses natural gas and oil as fuel for intermediate and peak demand electric generation, igniter fuel, transmission support and standby purposes. These sources are presently in adequate supply and available to meet MidAmerican Energy's needs.

MidAmerican Energy owns more wind-powered generating capacity than any other United States rate-regulated electric utility and believes wind-powered generation offers a viable, economical and environmentally prudent means of supplying electricity. Pursuant to ratemaking principles approved by the IUB, all of MidAmerican Energy's wind-powered generating facilities in service at December 31, 2011, are authorized to earn a fixed rate of return on equity over their useful lives ranging from 11.7% to 12.2% in any future Iowa rate proceeding. Additionally, MidAmerican Energy is constructing 407 MW (nominal ratings) of wind-powered generation that it expects to place in service by December 31, 2012, which are authorized to earn a 12.2% return on equity in any future Iowa rate proceeding. Renewable resources have low to no emissions, require little or no fossil fuel and are complemented by MidAmerican Energy's other generating facilities and wholesale transactions. Wind-powered generating facilities placed in service by December 31, 2012, are eligible for federal renewable electricity production tax credits for 10 years from the date the facilities are placed in service.

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

MidAmerican Energy's total net generating capability accredited by MISO in the summer of 2011 was 5,276 MW, including a reduction for 157 MW of net capacity sales. Accredited net generating capability represents the amount of generation available to meet the requirements on MidAmerican Energy's system and consists of MidAmerican Energy-owned generation, certain customer "behind the meter" generators and the net amount of capacity purchases and sales. Accredited capacity may vary from the nominal, or design, capacity ratings, particularly for wind turbines whose output is dependent upon wind levels at any given time. Additionally, the actual amount of generating capacity available at any time may be less than the accredited capacity due to regulatory restrictions, transmission constraints, fuel restrictions and generating units being temporarily out of service for inspection, maintenance, refueling, modifications or other reasons.

Transmission

Electricity from MidAmerican Energy's generating facilities and purchased electricity is delivered to wholesale markets and its retail customers via the transmission facilities of MidAmerican Energy and others. MidAmerican Energy determined that participation in an RTO energy and ancillary services market as a transmission-owning member would be superior to continuing as a stand-alone balancing control area and provide MidAmerican Energy with enhanced wholesale marketing opportunities and improved economic dispatch of its generating facilities. Effective September 1, 2009, MidAmerican Energy integrated its transmission facilities with the MISO as a transmission-owning member. Accordingly, MidAmerican Energy now operates its transmission assets at the direction of the MISO.

The MISO manages its energy and ancillary service markets using reliability-constrained economic dispatch of the region's generation. Every five minutes, the MISO analyzes generation commitments to provide market liquidity and transparent pricing while minimizing congestion and maximizing efficient energy transmission. Additionally, the MISO provides transmission service to MidAmerican Energy and others through its open access transmission tariff throughout the MISO footprint.

The long-term transmission planning function is also performed by the MISO through its tariff. Recently, the MISO received FERC approval on changes to this tariff that allows for broad cost allocation for certain types of Multi-Value Projects ("MVP"). The MISO has identified 17 candidate projects that provide multiple benefits and will qualify for broad cost allocation under their tariff. Four of these candidate projects are expected to be part of the MidAmerican Energy transmission system and owned and operated by MidAmerican Energy. While the analyses performed by the MISO in relation to the MVP demonstrate benefits that exceed costs for the RTO as a whole, the experience for individual members may not necessarily be consistent with that of the MISO as a whole. Therefore, while it is believed that the MISO's transmission system improvements will be beneficial to MidAmerican Energy, incremental charges could exceed incremental benefits.

Regulated Natural Gas Operations

Customers

MidAmerican Energy is engaged in the procurement, transportation, storage and distribution of natural gas for customers in its service territory. MidAmerican Energy purchases natural gas from various suppliers and contracts with interstate natural gas pipelines for transportation of the gas from the production areas to MidAmerican Energy's service territory and for storage services to manage fluctuations in system demand and seasonal pricing. MidAmerican Energy sells natural gas and delivery services to end-use customers on its distribution system; sells natural gas to other utilities, municipalities and energy marketing companies; and transports natural gas through its distribution system for a number of end-use customers who have independently secured their supply of natural gas. During 2011, 49% of the total natural gas delivered through MidAmerican Energy's distribution system was transportation service.

The percentages of natural gas sold to retail customers by jurisdiction for the years ended December 31 were as follows:

	2011	2010	2009

Iowa	76%	77%	76%
South Dakota	13	12	13
Illinois	10	10	10
Nebraska	1	1	1
	100%	100%	100%

The percentages of natural gas sold to retail and wholesale customers by class of customer, total Dth of natural gas sold, total Dth of transportation service and the average number of retail customers for the years ended December 31 were as follows:

	2011	2010	2009

Residential	49%	45%	42%
Small general service(1)	24	22	22
Large general service(1)	4	4	4
Total retail	77	71	68
Wholesale(2)	23	29	32
	100%	100%	100%

Total Dth of natural gas sold (000's)	100,154	112,117	121,355
Total Dth of transportation service (000's)	73,045	71,185	69,642
Total average number of retail customers (in millions)	0.7	0.7	0.7

(1)
Small and large general service customers are classified primarily based on the nature of their business and natural gas usage. Small general service customers are non-residential customers that use natural gas principally for heating. Large general service customers are non‑residential customers that use natural gas principally for their manufacturing processes.

(2)	Wholesale sales are generally made to other utilities, municipalities and energy marketing companies for eventual resale to end-use customers.
There are seasonal variations in MidAmerican Energy's regulated natural gas business that are principally due to the use of natural gas for heating. Typically, 50-60% of MidAmerican Energy's regulated natural gas revenue is reported in the months of January, February, March and December.

On January 15, 2009, MidAmerican Energy recorded its all-time highest peak-day delivery through its distribution system of 1,155,473 Dth. This peak-day delivery consisted of 74% traditional retail sales service and 26% transportation service. MidAmerican Energy's 2011/2012 winter heating season has been mild to date and the peak-day delivery as of February 10, 2012, was 949,368 Dth reached on January 19, 2012. This preliminary peak-day delivery included 68% traditional retail sales service and 32% transportation service. The supply sources used by MidAmerican Energy to meet the deliveries to its traditional retail sales service customers on January 19, 2012, were as follows:

	Thousands	Percent
	of	of
	Dth	Total

Interstate pipeline supply	518	80%
Leased pipeline storage	126	20
	644	100%

Fuel Supply and Capacity

MidAmerican Energy is allowed to recover its cost of natural gas from all of its regulated retail natural gas customers through purchased gas adjustment clauses ("PGA"). Accordingly, as long as MidAmerican Energy is prudent in its procurement practices, MidAmerican Energy's regulated retail natural gas customers retain the risk associated with the market price of natural gas. MidAmerican Energy uses several strategies designed to reduce volatility of natural gas prices for its regulated retail natural gas customers while maintaining system reliability. These strategies include purchasing a geographically diverse supply portfolio from producers and third party energy marketing companies, the use of storage gas and peaking facilities, short- and long-term financial and physical gas purchase contracts and regulatory arrangements to share savings and costs with customers.

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

MidAmerican Energy utilizes natural gas storage leased from interstate pipelines to meet retail customer requirements and to manage the daily changes in demand due to changes in weather. The storage gas is typically replaced during off-peak months when the demand for natural gas is historically lower than during the heating season. In addition, MidAmerican Energy also utilizes its three LNG facilities to meet peak day demands in the winter. The leased storage and LNG facilities reduce MidAmerican Energy's dependence on natural gas purchases during the volatile winter heating season and can deliver approximately 50% of MidAmerican Energy's design day retail sales requirements.

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

Demand-side Management

MidAmerican Energy has provided a comprehensive set of DSM programs to its Iowa electric and gas customers since 1990, and to customers in its other jurisdictions in more recent years. The programs are designed to reduce energy consumption and more effectively manage when energy is used, including management of seasonal peak loads. Current programs offer services to customers such as energy engineering audits and information on how to improve the efficiency of their homes and businesses. To assist customers in investing in energy efficiency, MidAmerican Energy offers rebates or incentives encouraging the purchase and installation of high-efficiency equipment such as lighting, heating and cooling equipment, weatherization, motors, process equipment and systems, as well as incentives for efficient construction. Incentives are also paid to residential customers who participate in the air conditioner load control program and nonresidential customers who participate in the nonresidential load management program. Although subject to prudence reviews, state regulations allow for contemporaneous recovery of costs incurred for the DSM programs through state-specific energy efficiency service charges paid by all retail electric and gas customers. During 2011, $75 million was expended on MidAmerican Energy's DSM programs resulting in an estimated 212,000 MWh of electric and 468,000 Dth of gas first-year energy savings and an estimated 375 MW of electric and 5,407 Dth per day of gas peak load management.

Nonregulated Energy Operations

MidAmerican Energy has nonregulated energy operations that consist of competitive electricity and natural gas retail sales and gas income-sharing arrangements. Nonregulated electric activities predominately include sales to retail customers in Illinois, Texas and other states that allow customers to choose their energy supplier. Nonregulated gas activities predominately include sales to retail customers in Iowa and Illinois. For its nonregulated retail energy activities, MidAmerican Energy purchases electricity and natural gas from producers and third party energy marketing companies and sells it directly to commercial and industrial end-users. MidAmerican Energy does not own nonregulated electricity or natural gas production assets but hedges its contracted retail obligations either with physical supply arrangements or financial products. At December 31, 2011, MidAmerican Energy had contracts in place for the retail sale of electricity and natural gas totaling 17,515,000 MWh and 25,112,000 Dth, respectively, with weighted average lives of 1.3 years and 1.0 years, respectively. In addition, MidAmerican Energy manages natural gas supplies for a number of smaller commercial end-users, which includes the sale of natural gas to these customers to meet their supply requirements.

The percentages of electricity sold to nonregulated retail customers by state for the years ended December 31 were as follows:

	2011	2010	2009

Illinois	75%	88%	94%
Texas	11	6	2
Maryland	9	4	3
Other	5	2	1
	100%	100%	100%

The percentages of natural gas sold to nonregulated customers by state for the years ended December 31 were as follows:

	2011	2010	2009

Iowa	88%	92%	93%
Illinois	8	7	7
Other	4	1	—
	100%	100%	100%

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

Iowa law permits rate-regulated utilities to seek ratemaking principles with the IUB prior to the construction of certain types of new generating facilities. Pursuant to this law, MidAmerican Energy has applied for and obtained IUB ratemaking principles orders for 484 MW of coal-fueled generation, 495 MW of combined cycle natural gas-fueled generation and 1,878 MW (nominal ratings) of wind-powered generation in service at December 31, 2011. The related ratemaking principles approved by the IUB have authorized, upon the establishment of new Iowa electric base rates, a fixed rate of return on equity for the generating facilities covered by each settlement agreement with interested parties, including the OCA, over the regulatory life of those facilities. As of December 31, 2011, $3.3 billion, or 42%, of utility plant, net was subject to the agreements at a weighted average return on equity of 12.0%. Additionally, MidAmerican Energy is constructing 407 MW (nominal ratings) of wind-powered generating facilities to be placed in service in 2012 subject to an existing ratemaking principles order authorizing a fixed rate of return on equity of 12.2%. That order, which also applies to 594 MW (nominal ratings) placed in service in 2011, was appealed by an intervenor and is currently pending before the Iowa Supreme Court. Many of the IUB orders approved settlement agreements that also provided for sharing with customers revenues associated with Iowa retail electric returns on equity in excess of 11.75% and for rate freezes into the future. Under a 2009 settlement agreement, MidAmerican Energy was allowed to record revenue sharing to increase its 2011 returns on equity to 10% for the wind-powered generating facilities placed in service in 2011, which increased the related plant balances and decreased depreciation and amortization expense by $3 million.

The IUB approved over the past several years a series of electric settlement agreements between MidAmerican Energy, the OCA and other intervenors under which MidAmerican Energy agreed not to seek a general increase in electric base rates to become effective prior to January 1, 2014. However, if MidAmerican Energy's Iowa jurisdictional return on equity fell below 10% for 2011 or was projected to fall below 10% for 2013, then MidAmerican Energy was permitted to seek a general increase in electric base rates to become effective in 2012 or 2013, respectively. As a party to the settlement agreements, the OCA agreed not to request or support any decrease in MidAmerican Energy's Iowa electric base rates to become effective prior to January 1, 2014. The settlement agreements specifically allowed the IUB to approve or order electric rate design or cost of service rate changes that could have resulted in changes to rates for specific customers as long as such changes did not result in an overall increase in revenue for MidAmerican Energy.

MidAmerican Energy's actual Iowa jurisdictional return on equity for 2011 was below 10%. Accordingly, on February 21, 2012, MidAmerican Energy filed an application with the IUB for an interim and final increase in Iowa retail electric rates in the form of two adjustment clauses to be added to customers' bills. The requested adjustment clauses and a modification to current revenue sharing provisions are consistent with a November 2011 settlement agreement between MidAmerican Energy and the OCA, in which the parties agree to support the proposed changes. The adjustment clauses would recover anticipated increases in retail coal and coal transportation costs and environmental control expenditures subject to an aggregate maximum of $39 million, or 3.4%, for 2012 and an additional $37 million for an aggregate maximum of $76 million for 2013, or a 3.2% increase from 2012. The requested modification to the existing revenue sharing provisions provides for MidAmerican Energy to share with its customers 20% of revenue associated with Iowa electric returns on equity between 10% and 10.5%, 50% of revenue associated with Iowa electric returns on equity between 10.5% and 11.75%, 75% of revenue associated with Iowa electric returns on equity between 11.75% and 13.0% and 83.3% of revenue associated with Iowa electric returns on equity above 13.0%. Such shared amounts would reduce MidAmerican Energy's investment in the Walter Scott, Jr. Energy Center Unit 4. There would be no revenue sharing for Iowa electric returns on equity below 10%. Pursuant to the settlement agreement, MidAmerican Energy is not precluded from seeking interim rate relief in 2013.

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

Under a 2007 settlement agreement, MidAmerican Energy reduced its funding into the Quad Cities Station's decommissioning trusts from the 2006 level of $8 million annually to a new level of $2 million annually beginning in 2007. The difference was used to reduce electric base rates in 2009 and 2010 for MidAmerican Energy's residential customers in its eastern and southern Iowa service territories previously served by two of MidAmerican Energy's predecessor companies. To the extent the reduction in funding exceeds the annual amount of these rate reductions, as approved by the IUB, the excess will be used through 2012 to reduce MidAmerican Energy's investment in Walter Scott, Jr. Energy Center Unit No. 4.

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

MidAmerican Energy is exposed to fluctuations in electric energy costs relating to retail sales in Iowa and Illinois as it does not have energy cost adjustment mechanisms through which fluctuations in electric energy costs can be recovered in those jurisdictions. Upon implementation of the adjustment clauses, subject to the aggregate maximums discussed above, MidAmerican Energy will be able to mitigate a portion of its exposure to fluctuating electric energy costs in Iowa. Beginning November 2011, MidAmerican Energy is allowed to petition for implementation of a fuel adjustment clause in Illinois. Under its current South Dakota electric tariffs, MidAmerican Energy is allowed to recover fluctuations in the cost of purchased energy and all fuels used for retail electric generation through a fuel cost adjustment mechanism.

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

Federal Regulation

The FERC is an independent agency with broad authority to implement provisions of the Federal Power Act, the Natural Gas Act, the Energy Policy Act of 2005 ("Energy Policy Act") and other federal statutes. The FERC regulates rates for wholesale sales of electricity; transmission of electricity, including pricing and regional planning for the expansion of transmission systems; electric system reliability; utility holding companies; accounting; securities issuances; and other matters. The FERC also has the enforcement authority to assess civil penalties of up to $1 million per day per violation of rules, regulations and orders issued under the Federal Power Act. MidAmerican Energy has implemented programs that facilitate compliance with the FERC regulations described below, including having instituted compliance monitoring procedures. MidAmerican Energy is also subject to regulation by the Nuclear Regulatory Commission ("NRC") pursuant to the Atomic Energy Act of 1954, as amended ("Atomic Energy Act"), with respect to its ownership of Quad Cities Station.

Wholesale Electricity and Capacity

The FERC regulates MidAmerican Energy's rates charged to wholesale customers for electricity and transmission capacity and related services. Most of MidAmerican Energy's wholesale electricity sales and purchases occur under market-based pricing allowed by the FERC and are therefore subject to market volatility. MidAmerican Energy is currently authorized by the FERC to sell electricity in wholesale electricity markets at market-based rates and is subject to triennial reviews conducted by the FERC. During such reviews, MidAmerican Energy must demonstrate a lack of market power over sales of wholesale electricity and electric generation capacity in its market area. MidAmerican Energy's most recent triennial filings were submitted in June 2011 for the FERC-defined Northeast Region and November 2011 for the FERC-defined Central Region. In February 2012, the FERC issued an order finding that MidAmerican Energy's June 2011 submittal satisfied the FERC's requirements for market-based rate authority. The November 2011 submission is currently pending before the FERC. Under the FERC's market-based rules, MidAmerican Energy must also file with the FERC a notice of change in status when there is a significant change in the conditions that the FERC relied upon in granting market-based pricing authority.

Transmission

Effective September 1, 2009, MidAmerican Energy turned over functional control of its transmission system to the MISO as a transmission-owning member, as approved by the FERC. Accordingly, the MISO is now the transmission provider under its FERC-approved open access transmission tariff. While the MISO is responsible for directing the operation of MidAmerican Energy's transmission system, MidAmerican Energy retains ownership of its transmission assets and, therefore, is subject to the FERC's reliability standards discussed below. MidAmerican Energy's transmission business is managed and operated independently from its wholesale marketing business in accordance with the FERC Standards of Conduct.

The FERC has established an extensive number of reliability standards developed by the North American Electric Reliability Corporation ("NERC"), including critical infrastructure protection standards. MidAmerican Energy must comply with all applicable standards. Compliance enforcement and monitoring oversight of these standards is carried out by the FERC, the NERC and the Midwest Reliability Organization for MidAmerican Energy.

Nuclear Regulatory Commission

General

MidAmerican Energy is subject to the jurisdiction of the NRC with respect to its license and 25% ownership interest in Quad Cities Station. Exelon Generation, the operator and 75% owner of Quad Cities Station, is under contract with MidAmerican Energy to secure and keep in effect all necessary NRC licenses and authorizations.

The NRC regulates the granting of permits and licenses for the construction and operation of nuclear generating stations and regularly inspects such stations for compliance with applicable laws, regulations and license terms. Current licenses for Quad Cities Station provide for operation until December 14, 2032. The NRC review and regulatory process covers, among other things, operations, maintenance, and environmental and radiological aspects of such stations. The NRC may modify, suspend or revoke licenses and impose civil penalties for failure to comply with the Atomic Energy Act, the regulations under such Act or the terms of such licenses. Following the March 2011 earthquake and tsunami in Japan that severely damaged the Fukushima Daiichi nuclear generating facility, the NRC launched a review of the incident to determine any issues that may be applicable to the nuclear industry in the United States. The impact of the NRC's review cannot be predicted but could result in higher operations and maintenance expense, higher capital costs or extended outages at Quad Cities Station.

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

Nuclear Insurance

MidAmerican Energy maintains financial protection against catastrophic loss associated with its interest in Quad Cities Station through a combination of insurance purchased by Exelon Generation, insurance purchased directly by MidAmerican Energy, and the mandatory industry-wide loss funding mechanism afforded under the Price-Anderson Amendments Act of 1988 ("Price Anderson"), which was amended and extended by the Energy Policy Act of 2005. The general types of coverage are: nuclear liability, property damage or loss and nuclear worker liability.

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

The property insurance covers property damage, stabilization and decontamination of the facility, disposal of the decontaminated material and premature decommissioning arising out of a covered loss. For Quad Cities Station, Exelon Generation purchases primary and excess property insurance protection for the combined interests in Quad Cities Station, with coverage limits totaling $2.1 billion. MidAmerican Energy also directly purchases extra expense coverage for its share of replacement power and other extra expenses in the event of a covered accidental outage at Quad Cities Station. The property and related coverages purchased directly by MidAmerican Energy and by Exelon Generation, which includes the interests of MidAmerican Energy, are underwritten by an industry mutual insurance company and contain provisions for retrospective premium assessments to be called upon based on the industry mutual board of directors' discretion for adverse loss experience. Currently, the maximum retrospective amounts that could be assessed against MidAmerican Energy from industry mutual policies for its obligations associated with Quad Cities Station total $7 million.

The master nuclear worker liability coverage, which is purchased by Exelon Generation for Quad Cities Station, is an industry-wide guaranteed-cost policy with an aggregate limit of $375 million for the nuclear industry as a whole, which is in effect to cover tort claims of workers in nuclear-related industries.

Environmental Laws and Regulations

MidAmerican Energy is subject to federal, state and local laws and regulations regarding air and water quality, emissions performance standards, climate change, coal combustion byproduct disposal, hazardous and solid waste disposal, protected species and other environmental matters that have the potential to impact its current and future operations. In addition to imposing continuing compliance obligations, these laws and regulations provide regulators with the authority to levy substantial penalties for noncompliance including fines, injunctive relief and other sanctions. These laws and regulations are administered by the EPA and various other state and local agencies. All such laws and regulations are subject to a range of interpretation, which may ultimately be resolved by the courts. Environmental laws and regulations continue to evolve, and MidAmerican Energy is unable to predict the impact of the changing laws and regulations on its operations and consolidated financial results. MidAmerican Energy believes it is in material compliance with all applicable laws and regulations.

Refer to "Liquidity and Capital Resources" in Item 7 of this Form 10-K for additional information regarding environmental laws and regulations and MidAmerican Energy's forecasted environmental-related capital expenditures.

MIDWEST CAPITAL

Midwest Capital is a wholly owned nonregulated subsidiary of MHC with total assets of $9 million as of December 31, 2011. Midwest Capital's primary activity is the management of utility service area investments to support economic development. Midwest Capital's principal interest is Dakota Dunes, a 1,920-acre planned residential and commercial development in southeastern South Dakota. The major construction phase of the planned community is complete, and the marketing phase to sell developed residential and commercial lots is in progress. As of December 31, 2011, 72% of the development available for sale had been sold. Additionally, Midwest Capital has other investments, consisting principally of an equity investment in an equipment lease related to a 7% undivided interest in an electric generating station leased to a utility located in Arizona.

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

MidAmerican Energy's senior unsecured debt securities and preferred securities are rated by various rating agencies. MidAmerican Energy cannot assure that its senior unsecured debt and preferred securities ratings will not be reduced in the future. Although none of its outstanding debt has rating-downgrade triggers that would accelerate a repayment obligation, a credit rating downgrade would increase the borrowing costs and commitment fees on its revolving credit agreements and other financing arrangements, perhaps significantly. In addition, it would likely be required to pay a higher interest rate in future financings, and the potential pool of investors and funding sources would likely decrease. Further, access to the commercial paper market, the principal source of short-term borrowings, could be significantly limited resulting in higher interest costs.

Most of MidAmerican Energy's large wholesale customers, suppliers and counterparties require MidAmerican Energy to have sufficient creditworthiness in order to enter into transactions, particularly in the wholesale energy markets. If its credit ratings were to decline, especially below investment grade, financing costs and borrowings would likely increase because certain counterparties may require collateral in the form of cash, a letter of credit or some other security for existing transactions and as a condition to entering into transactions with MidAmerican Energy. Such amounts may be material and may adversely affect MidAmerican Energy's liquidity and cash flows.

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

MidAmerican Energy is required to comply with numerous federal, state and local laws and regulations that have broad application to MidAmerican Energy and limit its ability to independently make and implement management decisions regarding, among other items, acquiring businesses; constructing, acquiring or disposing of operating assets; operating generating facilities and transmission and distribution assets; setting rates charged to customers; establishing capital structures and issuing debt or equity securities; transacting between subsidiaries and affiliates; and paying dividends. These laws and regulations are implemented and enforced by federal, state and local regulatory agencies, such as, among others, the FERC, the EPA, the IUB and the ICC.

Refer to "General Regulation" and "Environmental Laws and Regulations" in Item 1 of this Form 10-K for examples of laws and regulations and other requirements significantly affecting MidAmerican Energy's present and future operations.

Compliance with applicable laws and regulations generally requires MidAmerican Energy to obtain and comply with a wide variety of licenses, permits, inspections and other approvals. Further, compliance with laws and regulations can require significant capital and operating expenditures, including expenditures for new equipment, inspection, cleanup costs, removal and remediation costs, damages arising out of contaminated properties and fines, penalties and injunctive measures affecting operating assets for failure to comply with environmental regulations. Compliance activities pursuant to laws and regulations could be prohibitively expensive. As a result, some facilities may be required to shut down or alter their operations. Further, MidAmerican Energy may not be able to obtain or maintain all required environmental or other regulatory approvals and permits for its operating assets or development projects. Delays in or active opposition by third parties to obtaining any required environmental or regulatory authorizations, failure to comply with the terms and conditions of the authorizations or enhanced regulatory or environmental requirements may increase costs or prevent or delay MidAmerican Energy from operating its facilities, developing new facilities, expanding existing facilities or favorably locating new facilities. If MidAmerican Energy fails to comply with any environmental or other regulatory requirements, it may be subject to penalties and fines or other sanctions, including changes to the way its electric generating facilities are operated. The costs of complying with laws and regulations could adversely affect its consolidated financial results. Not being able to operate existing facilities or develop new generating facilities to meet customer electricity needs could require MidAmerican Energy to increase its purchases of electricity on the wholesale market, which could increase market and price risks and adversely affect its consolidated financial results.

Existing laws and regulations, while comprehensive, are subject to changes and revisions from ongoing policy initiatives by legislators and regulators and to interpretations that may ultimately be resolved by the courts. For example, changes in laws and regulations could result in, but are not limited to, increased competition within MidAmerican Energy's service territories; new environmental requirements, including the implementation of renewable portfolio standards and GHG emissions reduction goals; the issuance of stricter air quality standards and the implementation of energy efficiency mandates; the issuance of regulations over the management and disposal of coal combustion byproducts; changes to MidAmerican Energy's service territories as a result of condemnation or takeover by municipalities or other governmental entities, particularly where it lacks the exclusive right to serve its customers; or the inability of MidAmerican Energy to recover its costs.

In addition to changes in existing legislation and regulation, new laws and regulations are likely to be enacted that impose additional or new requirements or standards on MidAmerican Energy's businesses. For example, while significant measures to regulate emissions at the federal level were considered by the United States Congress in 2010, comprehensive legislation has not been adopted; however, the EPA issued the CSAPR and MATS rules in 2011. Implementing actions required under, and otherwise complying with, new federal and state laws and regulations and changes in existing ones are among the most challenging aspects of managing utility operations. MidAmerican Energy cannot predict the future course of new laws and regulations, changes in existing ones or new interpretations by agency orders or court decisions nor can their impact on MidAmerican Energy be determined at this time; however, any one of these could adversely affect MidAmerican Energy's consolidated financial results through higher capital expenditures and operating costs and cause an overall change in how MidAmerican Energy operates its business. To the extent that MidAmerican Energy is not allowed by its regulators to recover or cannot otherwise recover the costs to comply with new laws and regulations or changes in existing ones, the additional requirements could have a material adverse effect on MidAmerican Energy's consolidated financial results. Additionally, even if such costs are recoverable in rates, if they are substantial and result in rates increasing to levels that substantially reduce customer demand, this could have a material adverse effect on MidAmerican Energy's consolidated financial results.

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

Each state sets retail rates based in part upon the state regulatory commission's acceptance of an allocated share of total utility costs, including any impact of non-tariffed revenues. When states adopt different methods to calculate interjurisdictional cost allocations, some costs may not be incorporated into rates of any state. Ratemaking is also generally done on the basis of estimates of normalized costs, so if a given year's realized costs are higher than normalized costs, rates may not be sufficient to cover those costs. In some cases, actual costs are lower than the normalized or estimated costs recovered through rates and from time-to-time may result in a state regulator requiring refunds to customers. Each state regulatory commission generally sets rates based on a test year established in accordance with that commission's policies. The test year data adopted by each state regulatory commission may create a lag between the incurrence of a cost and its recovery in rates. Each state regulatory commission also decides the allowed levels of expense and investment that they deem are just and reasonable in providing the service and may disallow recovery in rates for any costs that do not meet such standard. Additionally, each state regulatory commission establishes the allowed rate of return MidAmerican Energy will be given an opportunity to earn on its sources of capital. While rate regulation is premised on providing a fair opportunity to earn a reasonable rate of return on invested capital, the state regulatory commissions do not guarantee that MidAmerican Energy will be able to realize a reasonable rate of return.

In Iowa and Illinois, MidAmerican Energy is not permitted to pass through energy, including fuel transportation, cost increases in its retail rates without a general rate case. Any significant increase in fuel costs for electricity generation or purchased electricity costs could have a negative impact on MidAmerican Energy, despite efforts to minimize this impact through future general rate cases or the use of hedging contracts. Any of these consequences could adversely affect MidAmerican Energy's consolidated financial results.

FERC Jurisdiction

The FERC establishes cost-based rates associated with MidAmerican Energy's transmission facilities. Under the Federal Power Act, MidAmerican Energy may be obligated to file for changes, including general rate changes, to its system-wide transmission service rates. General rate changes implemented may be subject to refund. The FERC also has responsibility for approving both cost- and market-based rates under which MidAmerican Energy sells electricity at wholesale and has broad jurisdiction over energy markets. The FERC may impose price limitations, bidding rules and other mechanisms to address some of the volatility of these markets or could revoke or restrict the ability of MidAmerican Energy to sell electricity at market-based rates, which could adversely affect its consolidated financial results. As a transmission owning member of the MISO, MidAmerican Energy is also subject to MISO-directed modifications of market rules, which are subject to FERC approval and operational procedures. The FERC may also impose substantial civil penalties for any non-compliance with the Federal Power Act and the FERC's rules and orders.

MidAmerican Energy is actively pursuing, developing and constructing new or expanded facilities, the completion and expected cost of which are subject to significant risk, and it has significant funding needs related to its planned capital expenditures.

MidAmerican Energy actively pursues, develops and constructs new or expanded facilities. It expects to incur substantial annual capital expenditures over the next several years. Such expenditures could include, among others, amounts for new electric generating facilities, electric transmission or distribution projects, environmental control and compliance systems, as well as the continued maintenance and upgrades of existing assets.

Development and construction of major facilities are subject to substantial risks, including fluctuations in the price and availability of commodities, manufactured goods, equipment, labor, siting and permitting and other items over a multi-year construction period, as well as counterparty risk and the economic viability of MidAmerican Energy's suppliers, customers and contractors. Certain of our construction projects are substantially dependent upon a single contractor and replacement of such contractor may be difficult and cannot be assured. These risks may result in the inability to timely complete a project or higher than expected costs to complete an asset and place it in service. Such costs may not be recoverable in the regulated rates or market or contract prices MidAmerican Energy is able to charge its customers. It is also possible that additional generation needs may be obtained through power purchase agreements, which could increase long-term purchase obligations and force reliance on the operating performance of a third party. The inability to successfully and timely complete a project, avoid unexpected costs or to recover any such costs could adversely affect MidAmerican Energy's consolidated financial results.

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

In general, MidAmerican Energy's primary market risk is the risk of adverse fluctuations in the market price of wholesale electricity and fuel, including natural gas, coal and fuel oil, which is compounded by volumetric changes affecting the availability of or demand for electricity and fuel. The market price of wholesale electricity may be influenced by several factors, such as the adequacy or type of generating capacity; scheduled and unscheduled outages of generating facilities; prices and availability of fuel sources for generation; disruptions or constraints to transmission and distribution facilities; weather conditions; economic growth; and changes in technology. Volumetric changes are caused by unanticipated changes in generation availability or changes in customer needs that can be due to the weather, electricity and fuel prices, the economy, regulations or customer behavior. For example, MidAmerican Energy purchases electricity and fuel in the open market as part of its normal operating business. If market prices rise, especially in a time when larger than expected volumes must be purchased at market or short-term prices, MidAmerican Energy may incur significantly greater expense than anticipated. Likewise, if electricity market prices decline in a period when MidAmerican Energy is a net seller of electricity in the wholesale market, it will earn less revenue.

MidAmerican Energy is subject to counterparty credit risk, which could adversely affect its consolidated financial results.

MidAmerican Energy is subject to counterparty credit risk related to contractual obligations with wholesale suppliers, customers and other participants in organized RTO markets. Adverse economic conditions or other events affecting counterparties with whom MidAmerican Energy conducts business could impair the ability of these counterparties to timely pay for services. MidAmerican Energy depends on these counterparties to remit payments on a timely basis. For example, certain wholesale suppliers, customers and other RTO market participants experienced deteriorating credit quality in 2008-2009. If MidAmerican Energy's wholesale customers are unable to pay it for energy, there may be a significant adverse impact on MidAmerican Energy's consolidated financial results.

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

MidAmerican Energy continues to monitor the creditworthiness of wholesale suppliers and customers in an attempt to reduce the impact of any potential counterparty default. If strategies used to minimize these risk exposures are ineffective or if MidAmerican Energy's wholesale customers' financial condition deteriorates as a result of economic conditions causing them to be unable to pay, significant losses could result. Although MidAmerican Energy monitors the creditworthiness of its customers in an attempt to reduce the impact of any potential counterparty default, defaults in payment could adversely affect our consolidated financial results.

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

MidAmerican Energy relies on wholesale customers to take delivery of the energy they have committed to purchase. Failure of customers to take delivery may require MidAmerican Energy to find other customers to take the energy at lower prices than the original customers committed to pay. If MidAmerican Energy's wholesale customers are unable to fulfill their obligations, there may be a significant adverse impact on MidAmerican Energy's consolidated financial results.

Disruptions in the financial markets could affect MidAmerican Energy's ability to obtain debt financing, draw upon or renew existing credit facilities, and have other adverse effects on MidAmerican Energy.

During 2008 and 2009, the United States and global credit markets experienced historic dislocations and liquidity disruptions that caused financing to be unavailable in certain cases. These circumstances materially impacted liquidity in the bank and debt capital markets during this period, making financing terms less attractive for borrowers that were able to find financing, and in other cases resulted in the unavailability of certain types of debt financing. While there has been a gradual recovery in the United States economy and an improvement in its financial markets, there remains financial and economic uncertainty, especially in the European community, which may adversely affect the United States' credit markets. Uncertainty in the credit markets may negatively impact MidAmerican Energy's ability to access funds on favorable terms or at all. If MidAmerican Energy is unable to access the bank and debt markets to meet liquidity and capital expenditure needs, it may adversely affect the timing and amount of MidAmerican Energy's capital expenditures and its consolidated financial results.

Inflation and changes in commodity prices and fuel transportation costs may adversely affect MidAmerican Energy's consolidated financial results.

Inflation may affect MidAmerican Energy's business by increasing both operating and capital costs. As a result of existing rate agreements, contractual arrangements or competitive price pressures, MidAmerican Energy may not be able to pass the costs of inflation on to its customers. If MidAmerican Energy is unable to manage cost increases or successfully pass them on to its customers, its consolidated financial results could be adversely affected.

Some of MidAmerican Energy's financial results may be adversely affected if it is unable to obtain adequate, reliable and affordable access to electricity transmission service and natural gas transportation.

MidAmerican Energy depends on electricity transmission and natural gas transportation facilities owned and operated by other companies to transport electricity and natural gas to both wholesale and retail markets, as well as natural gas purchased to supply certain of its generating facilities. A lack of available transmission and transportation could hinder MidAmerican Energy from providing adequate or cost-effective electricity or natural gas to its wholesale markets and retail electric and natural gas customers and could adversely affect its consolidated financial results.

The independent system operators who oversee the transmission systems in certain portions of the regional power markets in which we transact have imposed in the past, and may impose in the future, price limitations and other mechanisms to counter volatility in the power markets. These types of price limitations and other mechanisms may adversely affect MidAmerican Energy's consolidated financial results.

MidAmerican Energy's operating results may fluctuate on a seasonal and quarterly basis and may be adversely affected by weather.

In the markets in which MidAmerican Energy operates, demand for electricity peaks during the hot summer months when cooling needs are higher. Market prices for electricity also generally peak at that time. In addition, demand for natural gas and other fuels generally peaks during the winter when heating needs are higher. This is especially true in MidAmerican Energy's retail natural gas business. Further, extreme weather conditions, such as heat waves, winter storms or floods could cause these seasonal fluctuations to be more pronounced. Additionally, MidAmerican Energy has added substantial wind-powered generating capacity, which is also a climate-dependent resource.

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

The operation of complex integrated electric and natural gas utility (including generation, transmission and distribution) systems that are spread over large geographic areas involves many operating uncertainties and events beyond MidAmerican Energy's control. These potential events include the breakdown or failure of electricity generating equipment, transmission and distribution lines or other equipment or processes; unscheduled generating facility outages; strikes, lockouts or other labor-related actions; shortage of qualified labor; transmission and distribution system constraints or outages; cyber attacks; fuel shortages or interruptions; unavailability of critical equipment, materials and supplies; low water flows and other weather-related impacts; performance below expected levels of output, capacity or efficiency; operator error and catastrophic events such as severe storms, floods, fires, earthquakes and explosions. A catastrophic event might result in injury or loss of life, extensive property damage or environmental damage. Any of these risks or other operational risks could significantly reduce or eliminate MidAmerican Energy's revenue or significantly increase its expenses. For example, if MidAmerican Energy cannot operate its electricity or natural gas facilities at full capacity due to damage caused by a catastrophic event, its revenue could decrease and its expenses could increase due to the need to obtain energy from more expensive sources. Further, MidAmerican Energy self-insures many risks, and current and future insurance coverage may not be sufficient to replace lost revenue or cover repair and replacement costs. The scope, cost and availability of MidAmerican Energy's insurance coverage may change, including the portion that is self-insured. Any reduction of MidAmerican Energy's revenue or increase in its expenses resulting from the risks described above, could adversely affect its consolidated financial results.

Potential terrorist activities or military or other actions, including cyber attacks, could adversely affect MidAmerican Energy's consolidated financial results.

The ongoing threat of terrorism and the impact of military and other actions by the United States and its allies creates increased political, economic and financial market instability, which subjects MidAmerican Energy's operations to increased risks. The United States government has issued warnings that energy assets, specifically pipeline, nuclear generation and other electric utility infrastructure are potential targets for terrorist organizations. Cyber attacks could adversely affect MidAmerican Energy's ability to operate its facilities, information technology and business systems, or compromise confidential customer and employee information. Political, economic or financial market instability or damage to the operating assets of MidAmerican Energy, customers or suppliers may result in business interruptions, lost revenue, higher commodity prices, disruption in fuel supplies, lower energy consumption and unstable markets, particularly with respect to electricity and natural gas, increased security, repair or other costs that may materially adversely affect MidAmerican Energy in ways that cannot be predicted at this time. Any of these risks could materially affect MidAmerican Energy's consolidated financial results. Furthermore, instability in the financial markets as a result of terrorism, sustained or significant cyber attacks, or war could also materially adversely affect MidAmerican Energy's ability to raise capital.

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

•
Nuclear Accident and Catastrophic Risks - Accidents and other unforeseen catastrophic events have occurred at nuclear facilities other than Quad Cities Station, both in the United States and elsewhere, such as at the Fukushima Daiichi nuclear plant in Japan as a result of the earthquake and tsunami in March 2011. The consequences of an accident or catastrophic event can be severe and include loss of life and property damage. Any resulting liability from a nuclear accident or catastrophic event could exceed MidAmerican Energy's resources, including insurance coverage.

Poor performance of plan and fund investments and other factors impacting the pension and other postretirement benefit plans and nuclear decommissioning trust funds could unfavorably impact MidAmerican Energy's cash flows and liquidity.

Costs of providing MidAmerican Energy's defined benefit pension and other postretirement benefit plans depend upon a number of factors, including the rates of return on plan assets, the level and nature of benefits provided, discount rates, the interest rates used to measure required minimum funding levels, changes in benefit design, changes in laws and government regulation and MidAmerican Energy's required or voluntary contributions made to the plans. MidAmerican Energy's pension plans are in underfunded positions. Even with sustained growth in the investments over future periods to increase the value of these plans' assets, MidAmerican Energy will likely be required to make significant cash contributions to fund these plans in the future. Additionally, the plans have, or may have, investments in sovereign debt and foreign denominated securities. Credit rating downgrades and default of the entities in which our plans have invested could add to the volatility and timing of future contributions. Furthermore, the Pension Protection Act of 2006, as amended, may result in more volatility in the amount and timing of future contributions. Similarly, for example, funds dedicated to nuclear decommissioning are invested in debt and equity securities and poor performance of these investments will reduce the amount of funds available for their intended purpose which would require us to make additional cash contributions. Such cash funding obligations, which are also impacted by the other factors described above, could have a material impact on MidAmerican Energy's liquidity by reducing its cash flows.

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

The electric transmission system of MidAmerican Energy at December 31, 2011, included 1,000 miles of 345 kilovolt (“kV”) lines and 1,300 miles of 161 kV lines. MidAmerican Energy's electric distribution system included 400 substations at December 31, 2011. Gas property consists primarily of natural gas mains and services lines, meters and related distribution equipment, including feeder lines to communities served from natural gas pipelines owned by others. The gas distribution facilities of MidAmerican Energy included 22,000 miles of gas mains and service lines as of December 31, 2011. In addition, gas property includes three liquefied natural gas plants and one propane-air plant. Refer to the "Regulated Natural Gas Operations" discussion in Item 1 of this Form 10-K for information regarding these facilities.

Utility plant, including construction work in progress and net of accumulated depreciation, by functional classification is as follows as of December 31 (in millions):

	2011	2010
Electric:
Generation	$4,840	$3,960
Transmission	516	498
Distribution	1,739	1,683
Gas distribution	800	778
	$7,895	$6,919

Refer to Note 15 of MidAmerican Energy's Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for a discussion of operating segments.

Item 3.	Legal Proceedings

None.

Item 4.	Mine Safety Disclosures

None.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARIES
SELECTED FINANCIAL DATA
(Amounts in millions)

	Years Ended December 31,
	2011	2010	2009	2008	2007
Consolidated Statement of Operations Data:
Operating revenue	$3,501	$3,810	$3,693	$4,700	$4,258
Operating income	429	459	468	587	513
Net income(1)	319	357	350	343	326
Earnings on common stock	318	357	349	342	325

	As of December 31,
	2011	2010	2009	2008	2007
Consolidated Balance Sheet Data:
Total assets	$10,310	$9,010	$8,607	$8,520	$7,521
Short-term debt	—	—	—	457	86
Long-term debt(2)	3,115	2,865	2,865	2,865	2,471
MidAmerican Energy common shareholder's equity	3,244	2,931	2,929	2,569	2,288
Preferred securities	27	27	30	30	30
Noncontrolling interests	1	1	1	1	1

(1)
Net income for 2011, 2010 and 2009 reflects $35 million, $61 million and $55 million, respectively, of income tax benefits recognized for changes in MidAmerican Energy's tax accounting methods used to determine current income tax deductions. Refer to Note 13 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

(2)	Includes current portion.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
SELECTED FINANCIAL DATA
(Amounts in millions)

	Years Ended December 31,
	2011	2010	2009	2008	2007
Consolidated Statement of Operations Data:
Operating revenue	$3,503	$3,815	$3,699	$4,715	$4,267
Operating income	428	460	469	590	514
Net income(1)	305	340	328	318	301
Net income attributable to MidAmerican Funding	304	340	327	317	300

	As of December 31,
	2011	2010	2009	2008	2007
Consolidated Balance Sheet Data:
Total assets	$11,605	$10,310	$9,908	$9,810	$8,544
Short-term debt	—	—	—	457	86
Long-term debt(2)	3,440	3,390	3,390	3,565	3,171
MidAmerican Funding member's equity	3,972	3,673	3,428	3,081	2,825
Note payable to affiliate	231	14	254	59	33
Noncontrolling interests	28	28	31	31	31

(1)
Net income for 2011, 2010 and 2009 reflects $35 million, $61 million and $55 million, respectively, of income tax benefits recognized for changes in MidAmerican Energy's tax accounting methods used to determine current income tax deductions. Refer to Note 13 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

(2)	Includes current portion.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

General

MidAmerican Funding is an Iowa limited liability company whose sole member is MEHC. MidAmerican Funding owns all of the outstanding common stock of MHC Inc. ("MHC"), which owns all of the common stock of MidAmerican Energy, Midwest Capital and MEC Construction. MHC, MidAmerican Funding and MEHC are headquartered in Des Moines, Iowa.

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

Results of Operations

Overview

MidAmerican Energy -

MidAmerican Energy's earnings on common stock for 2011 was $318 million, a decrease of $39 million, or 11%, compared to $357 million for 2010. The decrease was due to lower regulated electric wholesale margins and lower income tax benefits in 2011. The decrease in wholesale margins resulted from lower sales volumes and lower average revenue per unit sold. Lower income tax benefits in 2011 were due to increased taxes from the effects of ratemaking, largely from the impact of 100% bonus tax depreciation in 2011, and a $26 million decrease in income tax benefits from tax accounting method changes. Reductions in operating expenses and higher AFUDC partially offset the above decreases to earnings on common stock.

MidAmerican Energy's earnings on common stock for 2010 was $357 million, an increase of $8 million, or 2%, compared to $349 million for 2009. Electric retail gross margin improved due to hotter weather during the 2010 cooling season, improved economic conditions in the service territory and a lower average cost of energy due in part to reduced costs of purchased energy. Operating expenses increased compared to 2009 due to greater maintenance expense related to significant emergency storm restoration in 2010, higher depreciation expense as a result of utility plant additions, and higher property taxes due in part to a statutory accretion of the assessed value of wind-powered generating facilities. Income tax benefits increased due to $21 million of income tax benefits for changes related to the tax capitalization policy for overhead costs and repairs deductions.

MidAmerican Funding -

Net income attributable to MidAmerican Funding for 2011 was $304 million, a decrease of $36 million, or 11%, compared to for 2010. Net income attributable to MidAmerican Funding for 2010 was $340 million, an increase of $13 million, or 4%, compared to $327 million for 2009. In addition to the factors discussed for MidAmerican Energy, net income attributable to MidAmerican Funding for 2011 reflects a decrease in interest on long-term debt due to the repayment of $200 million of MidAmerican Funding debt in March 2011. For 2010, net income attributable to MidAmerican Funding reflects $3 million of after-tax income from the reduction of environmental contingencies.

Regulated Electric Gross Margin

	2011	2010	Change		2010	2009	Change
Gross margin (in millions):
Operating revenue	$1,662	$1,779	$(117)	(7)%	$1,779	$1,715	$64	4%
Less - cost of fuel, energy and capacity	491	566	(75)	(13)	566	522	44	8
Electric gross margin	$1,171	$1,213	$(42)	(3)	$1,213	$1,193	$20	2

Sales (GWh):
Retail	21,873	21,710	163	1%	21,710	20,185	1,525	8%
Wholesale	10,584	13,130	(2,546)	(19)	13,130	13,424	(294)	(2)
Total	32,457	34,840	(2,383)	(7)	34,840	33,609	1,231	4

Electric gross margin for 2011 decreased $42 million compared to 2010. Wholesale gross margin decreased a total of $41 million due primarily to lower market prices resulting in a $23 million reduction from lower wholesale sales volumes and an $18 million reduction from a lower average margin per megawatt hour sold. Retail gross margin decreased $1 million due to a higher cost of generation for retail sales and lower customer usage influences, including weather conditions, substantially offset by customer growth and a $3 million increase in recoveries through bill riders predominately for DSM program costs. Changes in recoveries through these bill riders are substantially matched by changes in other operating expenses and depreciation and amortization.

Electric gross margin for 2010 increased $20 million compared to 2009. Retail gross margin increased $107 million primarily due to an 8% improvement in sales volumes as a result of warmer than normal summer temperatures in 2010 compared to cooler than normal summer temperatures in 2009, improved economic conditions in the service territory and customer growth. Additionally, a lower cost of purchased electricity for retail sales, due in part to the expiration of an electric capacity purchase agreement with the Nebraska Public Power District, contributed to the improvement in retail gross margin. Recovery of electric DSM program costs increased $6 million compared to 2009. Wholesale gross margin decreased a total of $87 million due to a $26 million decrease from a lower average sales price, a $56 million decrease from a higher average cost of fuel, energy and capacity, and a $5 million reduction from the decrease in sales volumes mostly as a result of greater retail energy requirements reducing capacity available for wholesale purposes.

Regulated Gas Gross Margin

	2011	2010	Change		2010	2009	Change
Gross margin (in millions):
Operating revenue	$769	$852	$(83)	(10)%	$852	$857	$(5)	(1)%
Less - cost of gas sold	519	602	(83)	(14)	602	611	(9)	(1)
Gas gross margin	$250	$250	$—	—	$250	$246	$4	2

Sales (000's Dths):
Retail	77,552	79,916	(2,364)	(3)%	79,916	82,954	(3,038)	(4)%
Wholesale	22,602	32,201	(9,599)	(30)	32,201	38,401	(6,200)	(16)
Total	100,154	112,117	(11,963)	(11)	112,117	121,355	(9,238)	(8)

Regulated gas revenue includes PGAs through which MidAmerican Energy is allowed to recover the cost of gas sold from its retail gas utility customers. Consequently, fluctuations in the cost of gas sold do not directly affect gross margin or net income because regulated gas revenue reflects comparable fluctuations through the PGAs . The decrease in gas revenue and cost of gas sold for 2011 compared to 2010 was primarily due to the decrease in wholesale sales volumes from the narrowing of natural gas price spreads. A 3% decrease in the average per-unit cost of gas sold also contributed to the decreases.

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

Regulated Operating Expenses

Other operating expenses of $413 million for 2011 decreased $8 million compared to 2010 due to a $7 million decrease in uncollectible accounts expense, a $3 million decrease in utility regulatory assessments and a $2 million increase in insurance recoveries of environmental costs offset partially by a $3 million increase in DSM program costs and $3 million of costs related to flooding in a portion of MidAmerican Energy's service territory. Increases in DSM program costs are matched by increases in related electric and gas revenue.

Other operating expenses of $421 million for 2010 increased $4 million compared to 2009 reflecting a $10 million increase in DSM program costs offset partially by a $4 million decrease in healthcare benefit costs and the impact of cost reductions.

Maintenance expense of $197 million for 2011 decreased $7 million compared to 2010 due to a $9 million decrease in maintenance costs for fossil-fueled generating facilities and a $6 million decrease in storm and flood-related response and restoration costs from greater storm damage in 2010. Increases from gas distribution and wind-powered generating facility maintenance substantially offset the decreases.

Maintenance expense of $204 million for 2010 increased $21 million compared to 2009 due primarily to a $12 million increase in costs for emergency response and restoration as a result of greater storm damage in 2010. Additionally, greater maintenance costs for electric distribution, the Quad Cities Station and fossil-fueled generating facilities contributed to the increase.

Depreciation and amortization expense of $336 million decreased $8 million compared to 2010. During the second quarter of 2011, MidAmerican Energy revised its electric and gas utility plant depreciation rates based on the results of a depreciation study. The new rates generally reflect longer estimated useful lives and lower net salvage. The effect of this change was to reduce depreciation and amortization expense by $16 million for 2011 and is estimated to be a reduction of $28 million annually based on depreciable plant balances at the time of the change. During 2011, MidAmerican Energy recorded credits of $3 million related to a revenue sharing arrangement in Iowa. Refer to General Regulation in Item 1 of this Form 10-K for additional information regarding the revenue sharing arrangement. These decreases were partially offset by the increase in depreciable plant, including wind-powered generating facilities placed in service in 2011, and costs related to an Iowa carbon reduction study. Depreciation and amortization expense of $344 million for 2010 increased $9 million compared to 2009 due to additional plant in service.

Property and other taxes expense of $115 million for 2011 increased $3 million compared to $112 million for 2010, which increased $7 million compared to 2009 due primarily to higher Iowa property taxes as a result of the statutory phase-in of wind-powered generation facility assessments.

Nonregulated Gross Margin

MidAmerican Energy -

	2011	2010	Change		2010	2009	Change
MidAmerican Energy (in millions):
Nonregulated operating revenue	$1,070	$1,179	$(109)	(9)%	$1,179	$1,121	$58	5%
Less - nonregulated cost of sales	972	1,076	(104)	(10)	1,076	1,025	51	5
Nonregulated gross margin	$98	$103	$(5)	(5)	$103	$96	$7	7

Nonregulated electric retail sales (GWh)	10,797	11,339	(542)	(5)	11,339	10,330	1,009	10

Nonregulated gas sales (000's Dths)	35,982	39,694	(3,712)	(9)	39,694	42,109	(2,415)	(6)

MidAmerican Energy's nonregulated gross margin for 2011 decreased $5 million compared to 2010, while nonregulated gross margin for 2010 increased $7 million compared to 2009. The following table presents the margins related to various nonregulated activities (in millions):

	2011	2010	2009

Nonregulated electric	$87	$91	$76
Nonregulated gas	3	5	10
Income sharing arrangements under regulated gas tariffs	1	2	5
Other	7	5	5
	$98	$103	$96

For 2011 compared to 2010, lower volumes, prices and costs for nonregulated electric and gas sales resulted in decreases to nonregulated operating revenue and cost of sales. Nonregulated gross margin decreased compared to 2010 due to the lower sales volumes and a lower average margin per unit on nonregulated gas sales, offset partially by a higher average margin per unit on nonregulated electric sales.

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

Nonregulated operations also include earnings from sharing arrangements under applicable state regulations and tariffs filed with the IUB and the SDPUC for MidAmerican Energy's regulated natural gas operations. Under these arrangements, MidAmerican Energy is allowed to keep a portion of the benefits of gas sales for resale and capacity release transactions. The decreases in related income since 2009 are primarily due to reduced price arbitrage opportunities as a result of new natural gas pipeline capacity introduced in recent years.

Non-Operating Income

MidAmerican Energy -

Allowance for equity funds increased $12 million compared to 2010 primarily as a result of greater capital expenditures for wind-powered generation. MidAmerican Energy's other, net increased $9 million for 2011 compared to 2010 due to an $8 million impairment loss in 2010 for an asset held for sale, a $3 million expense in 2010 for the resolution of a dispute with the operator of one of MidAmerican Energy's jointly owned generating facilities and $2 million of gains on the sales of property in 2011, partially offset by lower income from corporate-owned life insurance policies as a result of capital market performance.

MidAmerican Energy's other, net decreased $14 million for 2010 compared to 2009 due to the $8 million impairment loss in 2010, the $3 million expense in 2010 for the resolution of a dispute, a $2 million decrease in income from corporate-owned life insurance policies due to fluctuations in the capital markets and a $2 million decrease due to gains on the sales of property in 2009, partially offset by an increase in contributions from customers for construction. Allowance for equity funds for 2010 increased $4 million compared to 2009 primarily as a result of lower short-term borrowings during 2010.

MidAmerican Funding -

Other, net for 2010 reflects $5 million of income from the reduction of environmental contingencies related to MidAmerican Funding's past divestiture of an oil and gas company for which MidAmerican Funding has determined its future liability is no longer probable.

Fixed Charges

MidAmerican Energy -

Allowance for borrowed funds increased $5 million for 2011 as a result of greater capital expenditures for wind-powered generation. Interest on long-term debt increased for 2011 due to amortization of the discount on deferred payments for construction of wind-powered generating facilities in 2011. Refer to Note 9 of Notes to Consolidated Financial Statements in Item 8 of this Form 10‑K for further discussion.

MidAmerican Funding -

In March 2011, MidAmerican Funding repaid $200 million of 6.75% Senior notes, which reduced its interest on long-term debt for the third quarter and first nine months of 2011. In February 2009, MidAmerican Funding repaid $175 million of 6.339% Senior notes, which reduced its interest on long-term debt for 2009.

Income Tax Benefit

MidAmerican Energy -

MidAmerican Energy's income tax benefit decreased $32 million to $17 million for 2011 compared to 2010 and increased $22 million to $49 million for 2010 compared to 2009 with effective tax rates of (6)%, (16)% and (8)% for 2011, 2010 and 2009, respectively.

MidAmerican Energy's income tax benefit decreased for 2011 compared to 2010 due to a reduction in income tax benefits related to changes in the income tax accounting methods used to determine current deductibility of certain utility costs and the effects of ratemaking, offset partially by the benefit of additional renewable electricity production tax credits. Income tax benefit for 2010 increased compared to 2009 principally due to higher accelerated income tax benefits related to changes in the tax accounting methods used to determine current deductibility of certain utility costs, as well as higher current-year deductions for those costs, the benefit of additional production tax credits and lower pre-tax income.

In 2009 and 2010, MidAmerican Energy changed the methods by which it determines current income tax deductions for administrative and general costs ("A&G Deduction") and repair costs ("Repairs Deduction") related to certain of its regulated utility assets. These changes result in current deductibility for those costs, which are capitalized for book purposes. MidAmerican Energy was allowed to retroactively apply the method changes and deduct amounts related to prior years' costs on the tax return that includes the year of change. State utility rate regulation in Iowa requires that the tax effect of certain temporary differences be flowed through immediately to customers. Therefore, amounts that would otherwise have been recognized in income tax expense have been included as changes in regulatory assets. This treatment of such temporary differences impacts income tax expense and effective tax rates from year to year.

Accordingly, MidAmerican Energy's A&G Deduction computed for tax years prior to 2010 resulted in the recognition of $44 million of net tax benefits in earnings for the year ended December 31, 2010. Additionally, earnings for the year ended December 31, 2010, reflect $17 million of net tax benefits recognized in connection with the Repairs Deduction for tax years prior to 2010 related to MidAmerican Energy's regulated natural gas utility assets and jointly owned regulated electric utility assets. The Repairs Deduction for prior tax years related to the majority of MidAmerican Energy's regulated electric utility assets resulted in the recognition of $55 million of net tax benefits in earnings for the year ended December 31, 2009. Additionally, regulatory assets increased $88 million and $95 million for the 2010 and 2009 method changes, respectively, in recognition of MidAmerican Energy's ability to recover increased tax expense when such temporary differences reverse.

In 2011, MidAmerican Energy recognized $35 million of net tax benefits in conjunction with the partial resolution of certain tax issues related to tax positions taken for these income tax method changes.

The ongoing impact of certain temporary income tax differences, including the above method changes is included as an effect of ratemaking. Accordingly, the effects of ratemaking increased the effective tax rate for 2011 compared to 2010 principally due to the impact of 100% bonus tax depreciation in 2011. Greater current-year Repairs and A&G Deductions in 2010 decreased the effective tax rate compared to 2009.

Federal renewable electricity production tax credits are earned on qualifying wind-powered generation for ten years after the in-service date of each facility. The tax credits are recognized as energy from wind-powered generating facilities is sold based on a per-kilowatt rate as prescribed pursuant to the applicable federal income tax law. A credit of $0.022 per kilowatt hour was applied to 2011 production. An increase in MidAmerican Energy's wind-powered generation resulted in $13 million of additional production tax credits for 2011 compared to 2010 and $9 million of additional production tax credits for 2010 compared to 2009.

MidAmerican Funding -

MidAmerican Funding's income tax benefit decreased $35 million to $26 million for 2011 compared to 2010 and increased $18 million to $61 million for 2010 compared to 2009 with effective tax rates of (9)%, (22)% and (15)% for 2011, 2010 and 2009, respectively, for the reasons noted above.

Liquidity and Capital Resources

As of December 31, 2011, MidAmerican Energy's total net liquidity available was $456 million consisting of $1 million of cash and cash equivalents and $650 million of revolving credit facilities reduced by $195 million of the revolving credit facilities reserved to support MidAmerican Energy's variable-rate tax-exempt bond obligations. As of December 31, 2011, MidAmerican Funding's total net liquidity available was $460 million, including MHC's $4 million revolving credit facility.

Cash Flows From Operating Activities

MidAmerican Energy's net cash flows from operating activities were $770 million, $831 million and $959 million for 2011, 2010 and 2009, respectively. MidAmerican Funding's net cash flows from operating activities were $752 million, $810 million and $940 million for 2011, 2010 and 2009, respectively. The decreases for 2011 compared to 2010 were predominantly due to lower wholesale electric margins, an increase in employer contributions to MidAmerican Energy's pension benefit plan and an increase in cash collateral posted for derivative positions, offset partially by the timing of income tax receipts. The decrease in operating cash flows for 2010 compared to 2009 was predominantly the result of a reduction in income tax receipts due to the timing of collections primarily related to the tax accounting method changes, lower cash collateral recoveries for derivative positions and an increase in employer contributions to MidAmerican Energy's pension benefit plan.

In September 2010, the President signed the Small Business Jobs Act into law, extending retroactively to January 1, 2010, the 50% bonus depreciation for qualifying property purchased and placed in service in 2010. In December 2010, the President signed the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 into law, which provided for 100% bonus depreciation for qualifying property purchased and placed in service after September 8, 2010, and prior to January 1, 2012, and 50% bonus depreciation for qualifying property purchased and placed in service after December 31, 2011 and prior to January 1, 2013. As a result of the new laws, MidAmerican Energy's cash flows from operations benefited in 2011 and are expected to benefit in 2012 from bonus depreciation on qualifying assets placed in service, including the 594 MW of wind-powered generation assets placed in service during 2011 and the 407 MW of wind-powered generation expected to be placed in service in 2012.

Cash Flows From Investing Activities

MidAmerican Energy's net cash flows used in investing activities were $(559) million, $(336) million and $(423) million for 2011, 2010 and 2009, respectively. MidAmerican Funding's net cash flows used in investing activities were $(558) million, $(336) million and $(424) million for 2011, 2010 and 2009, respectively. Net cash flows from investing activities consist almost entirely of utility construction expenditures, which increased for 2011 due principally to expenditures for wind-powered generation facilities. These cash basis amounts exclude $647 million of deferred vendor payments, as discussed in "Long-term Debt" below. MidAmerican Energy placed in service 594 MW of wind-powered generating facilities during 2011. Utility construction expenditures decreased for 2010 due principally to payments in 2009 related to the construction of wind-powered generating facilities placed in service in 2008 and a scrubber project at a generating facility in 2009. Purchases and proceeds related to available-for-sale securities consist of activity within the Quad Cities nuclear decommissioning trust.

Cash Flows From Financing Activities

MidAmerican Energy's net cash flows from financing activities were $(413) million, $(379) million and $(458) million for 2011, 2010 and 2009, respectively. MidAmerican Funding's net cash flows from financing activities were $(396) million, $(359) million and $(438) million for 2011, 2010 and 2009, respectively. In December 2011, MidAmerican Energy redeemed its 5.65% senior notes due July 2012 at a redemption price in accordance with the terms of the indenture. In 2010, MidAmerican Energy paid common dividends to MHC totaling $375 million. In 2009, MidAmerican Energy repaid $457 million of short-term debt borrowings due to the improvement in cash flows from operating activities and lower requirements for utility construction expenditures compared to 2008. In 2011, MidAmerican Funding received $217 million, compared to paying $240 million in 2010 and receiving $195 million in 2009, through its note payable with MEHC and repaid $200 million of 6.75% Senior notes in March 2011. MidAmerican Funding paid common dividends to MEHC totaling $114 million in 2010 and, in 2009, repaid $175 million of 6.339% Senior notes.

Long-term Debt

In conjunction with the construction of wind-powered generating facilities, MidAmerican Energy has accrued in gross utility plant in service amounts it is not contractually obligated to pay until December 2013. The amounts ultimately payable are discounted at 1.46% and recognized upon delivery of the equipment as long-term debt. The discount is being amortized as interest expense over the period until payment is due using the effective interest method. As of December 31, 2011, $650 million of such debt, net of associated discount, was outstanding.

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

MidAmerican Energy currently has authorization from the FERC to issue through October 30, 2012, long-term securities totaling up to $850 million at interest rates not to exceed the applicable United States Treasury rate plus a spread of 500 basis points. Regarding multiple-year capital projects, MidAmerican Energy has authorizations from the ICC, expiring October 8, 2012, to issue up to an aggregate of $547 million of long-term debt securities. MidAmerican Energy's effective registration statement with the United States Securities and Exchange Commission to issue any amount of long-term securities expired October 1, 2011.

In conjunction with the March 1999 merger, MidAmerican Energy committed to the IUB to use commercially reasonable efforts to maintain an investment grade rating on its long-term debt and to maintain its common equity level above 42% of total capitalization unless circumstances beyond its control result in the common equity level decreasing to below 39% of total capitalization. MidAmerican Energy must seek the approval of the IUB of a reasonable utility capital structure if MidAmerican Energy's common equity level decreases below 42% of total capitalization, unless the decrease is beyond the control of MidAmerican Energy. MidAmerican Energy is also required to seek the approval of the IUB if MidAmerican Energy's equity level decreases to below 39%, even if the decrease is due to circumstances beyond the control of MidAmerican Energy. If MidAmerican Energy's common equity level were to drop below the required thresholds, MidAmerican Energy's ability to issue debt could be restricted. As of December 31, 2011, MidAmerican Energy's common equity ratio was 50% computed on a basis consistent with its commitment. As a result of MidAmerican Energy's regulatory commitment to maintain its common equity above certain thresholds, MidAmerican Energy could dividend $969 million as of December 31, 2011, without falling below 42%, and MidAmerican Funding had restricted net assets of $2.3 billion.

MidAmerican Funding or one of its subsidiaries, including MidAmerican Energy, may from time to time seek to retire its outstanding debt securities through cash purchases in the open market, privately negotiated transactions or otherwise. Any debt securities repurchased by MidAmerican Funding or one of its subsidiaries may be reissued or resold by MidAmerican Funding or one of its subsidiaries from time to time and will depend on prevailing market conditions, the issuing company's liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

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

Utility Construction Expenditures

MidAmerican Energy's primary need for capital is utility construction expenditures. Capital expenditure needs are reviewed regularly by management and may change significantly as a result of these reviews, which may consider, among other factors, changes in rules and regulations, including environmental and nuclear; outcomes of regulatory proceedings; changes in income tax laws; general business conditions; load projections; system reliability standards; the cost and efficiency of construction labor, equipment and materials; and the cost and availability of capital. Expenditures for compliance-related items such as pollution-control technologies, replacement generation, nuclear decommissioning and associated operating costs are generally incorporated into MidAmerican Energy's regulated retail rates.

Forecasted capital expenditures, which exclude amounts for non-cash equity AFUDC and other non-cash items, for the years ended December 31 are as follows (in millions):

	2012	2013	2014
Forecasted capital expenditures:
Construction and other development projects	$406	$315	$302
Operating projects	299	318	478
Total	$705	$633	$780
MidAmerican Energy is constructing 407 MW (nominal ratings) of wind-powered generation that it expects to place in service in 2012. Total costs are estimated to be $680 million, with the payment of over half of those costs deferred until the fourth quarter of 2015.

In December 2011, MidAmerican Energy received approval from the MISO for several Multi-Value Projects ("MVP") located in Iowa and Illinois totaling approximately $550 million in capital expenditures, the bulk of which will be incurred in 2014-2017. While MidAmerican Energy will develop these projects, a significant portion of the revenue requirement associated with the investments will be shared with other MISO participants based on the MISO's cost allocation methodology approved by the FERC in December 2011, which was subsequently appealed in federal court. Other MISO participants have received approval for similar transmission projects, for which a portion of the revenue requirement will be allocated to MidAmerican Energy. Based on currently approved projects, MidAmerican Energy expects to allocate to other MISO participants revenue requirements that will exceed the allocations to MidAmerican Energy from the other participants' projects. Additionally, MidAmerican Energy received approval from the FERC in December 2011 to include 100% of construction work in progress in the determination of rates for its MVPs and authorization to transition to a forward-looking rate structure effective January 1, 2012, for all of MidAmerican Energy's transmission investments and costs. As of December 31, 2011, MidAmerican Energy had not contractually committed to material amounts for these projects.

Separately, in July 2011, the FERC issued Order No. 1000, which addresses transmission planning and cost allocation issues. Among other things, Order No. 1000 removes the federal right of first refusal for certain new transmission investments approved by the MISO following its compliance filing with the FERC. MidAmerican Energy believes its approved MVPs are not subject to the loss of right of first refusal unless the projects are re-evaluated and changed under a three-year review process required by the FERC. MidAmerican Energy continues to actively review other impacts of Order No. 1000.

MidAmerican Energy has implemented a planning process that forecasts the site-specific controls and actions that may be required to meet emissions reductions as promulgated by the EPA. The plan, which under Iowa law must be filed with the IUB and updated every two years, is designed to effectively manage MidAmerican Energy's expenditures required to comply with emissions standards. On September 17, 2010, MidAmerican Energy submitted to the IUB an amendment to its April 1, 2010 updated plan, which increased its estimate of required capital expenditures. The amended plan estimated that the cost of capital expenditures for emission control equipment included in the plan for compliance with current air quality requirements would total $225 million for January 1, 2012 through December 31, 2014. Estimates of the environmental capital and operating requirements may change significantly at any time as a result of, among other factors, changes in related regulations, prices of products used to meet the requirements and management's strategies for achieving compliance with the regulations. The future costs (beyond existing planned capital expenditures) of complying with applicable environmental laws, regulations and rules cannot yet be reasonably estimated but could be material to MidAmerican Energy.

Contractual Obligations

MidAmerican Energy and MidAmerican Funding have contractual cash obligations that may affect their financial condition. The following table summarizes the material contractual cash obligations of MidAmerican Energy and MidAmerican Funding as of December 31, 2011 (in millions):

	Payments Due By Periods
		2013-	2015-	2017 and
	2012	2014	2016	After	Total
MidAmerican Energy:
Long-term debt	$—	$1,294	$35	$1,811	$3,140
Interest payments on long-term debt(1)	129	236	197	1,187	1,749
Coal, electricity and natural gas contract commitments(1)	399	390	129	147	1,065
Construction obligations(1)	108	194	427	—	729
Operating leases, easements, maintenance,
service and other commitments(1)	55	45	28	331	459
	691	2,159	816	3,476	7,142

MidAmerican Funding parent:
Long-term debt	—	—	—	325	325
Interest payments on long-term debt(1)	23	45	45	282	395
	23	45	45	607	720
Total contractual cash obligations	$714	$2,204	$861	$4,083	$7,862

(1)	Not reflected on the Consolidated Balance Sheets.

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

Regulatory Matters

On February 21, 2012, MidAmerican Energy filed an application with the IUB for an interim and final increase in Iowa retail electric rates in the form of two adjustment clauses to be added to customers' bills. The requested adjustment clauses and a modification to current revenue sharing provisions are consistent with a November 2011 settlement agreement between MidAmerican Energy and the OCA, in which the parties agree to support the proposed changes. The adjustment clauses would recover anticipated increases in retail coal and coal transportation costs and environmental control expenditures subject to an aggregate maximum of $39 million, or 3.4%, for 2012 and an additional $37 million for an aggregate maximum of $76 million for 2013, or a 3.2% increase from 2012. The requested modification to the existing revenue sharing provisions provides for MidAmerican Energy to share with its customers 20% of revenue associated with Iowa electric returns on equity between 10% and 10.5%, 50% of revenue associated with Iowa electric returns on equity between 10.5% and 11.75%, 75% of revenue associated with Iowa electric returns on equity between 11.75% and 13.0% and 83.3% of revenue associated with Iowa electric returns on equity above 13.0%. Such shared amounts would reduce MidAmerican Energy's investment in the Walter Scott, Jr. Energy Center Unit 4. There would be no revenue sharing for Iowa electric returns on equity below 10%. Pursuant to the settlement agreement, MidAmerican Energy is not precluded from seeking interim rate relief in 2013.

Environmental Laws and Regulations

MidAmerican Energy is subject to federal, state and local laws and regulations regarding air and water quality, emissions performance standards, climate change, coal combustion byproduct disposal, hazardous and solid waste disposal, protected species and other environmental matters that have the potential to impact its current and future operations. In addition to imposing continuing compliance obligations, these laws and regulations provide regulators with the authority to levy substantial penalties for noncompliance including fines, injunctive relief and other sanctions. These laws and regulations are administered by the EPA and various other state and local agencies. All such laws and regulations are subject to a range of interpretation, which may ultimately be resolved by the courts. Environmental laws and regulations continue to evolve, and MidAmerican Energy is unable to predict the impact of the changing laws and regulations on its operations and consolidated financial results. MidAmerican Energy believes it is in material compliance with all applicable laws and regulations. Refer to "Future Uses of Cash" for discussion of MidAmerican Energy's forecasted environmental-related capital expenditures.

Clean Air Standards

The Clean Air Act is a federal law, administered by the EPA, that provides a framework for protecting and improving the nation's air quality and controlling sources of air emissions. The implementation of new standards is generally outlined in State Implementation Plans ("SIPs"), which are a collection of regulations, programs and policies to be followed. SIPs vary by state and are subject to public hearings and EPA approval. Some states may adopt additional or more stringent requirements than those implemented by the EPA. The major Clean Air Act programs most directly affecting MidAmerican Energy's operations, are described below.

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

In January 2010, the EPA proposed a rule to strengthen the national ambient air quality standard for ground level ozone. The proposed rule arose out of legal challenges claiming that a March 2008 rule that reduced the standard from 80 parts per billion to 75 parts per billion was not strict enough. The new rule proposed a standard between 60 and 70 parts per billion. In September 2011, the President requested that the EPA withdraw the proposed ozone standard and allow the review of the standards to proceed through the regularly scheduled review in 2013. The EPA is, therefore, proceeding with implementation of the March 2008 ozone standards and, in December 2011, issued its response to states' recommendations on area attainment designations. The EPA also published a proposed consent decree in the Federal Register in December 2011, requiring it to sign final designations for the March 2008 ozone standard by May 31, 2012.

In January 2010, the EPA finalized a one-hour air quality standard for nitrogen dioxide at 0.10 part per million. The EPA published final designations that are effective February 29, 2012, indicating that based on air quality monitoring data, all areas of the country are designated as “unclassifiable/attainment” for the 2010 nitrogen dioxide national ambient air quality standard.

In June 2010, the EPA finalized a new national ambient air quality standard for sulfur dioxide. Under the new rule, the existing 24-hour and annual standards for sulfur dioxide, which were 140 parts per billion measured over 24 hours and 30 parts per billion measured over an entire year, were replaced with a new one-hour standard of 75 parts per billion. The new rule will utilize a three-year average to determine attainment. The rule will utilize source modeling, in addition to the installation of ambient monitors where sulfur dioxide emissions impact populated areas, with new monitors required to be placed in service no later than January 2013. Attainment designations are due by June 2012, with SIPs due by 2014 and final attainment demonstrations by August 2017.

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

Mercury and Air Toxics Standards

The Clean Air Mercury Rule ("CAMR"), issued by the EPA in March 2005, was the United States' first attempt to regulate mercury emissions from coal-fueled generating facilities through the use of a market-based cap-and-trade system. The CAMR, which mandated emissions reductions of approximately 70% by 2018, was overturned by the United States Court of Appeals for the District of Columbia Circuit ("D.C. Circuit") in February 2008. In March 2011, the EPA proposed a new rule that would require coal-fueled generating facilities to reduce mercury emissions and other hazardous air pollutants through the establishment of "Maximum Achievable Control Technology" standards rather than a cap-and-trade system. The final rule, called the Mercury and Air Toxics Standards ("MATS") was released by the EPA in December 2011 and published in the Federal Register on February 16, 2012, and requires that new and existing coal-fueled facilities achieve emission standards for mercury, acid gases and other non-mercury hazardous air pollutants. Existing sources are required to comply with the new standards within three years after the rule is final, with individual sources granted an additional year to complete installation of controls if approved by the permitting authority. While the final MATS continues to be reviewed by MidAmerican Energy, MidAmerican Energy believes that its emissions reduction projects completed to date or currently permitted or planned for installation, including scrubbers, baghouses and electrostatic precipitators are consistent with the EPA's MATS and will support MidAmerican Energy's ability to comply with the final rule's standards for acid gases and non-mercury metallic hazardous air pollutants. MidAmerican Energy will be required to take additional actions to reduce mercury emissions through the installation of controls or use of sorbent injection at certain of its coal-fueled generating facilities and otherwise comply with the final rule's standards. MidAmerican Energy is evaluating whether or not to close certain units. Incremental costs to install and maintain mercury emissions control equipment at MidAmerican Energy's coal-fueled generating facilities and any requirements to shut down generating facilities will increase the cost of providing service to customers.

Clean Air Interstate Rule, Clean Air Transport Rule and Cross-State Air Pollution Rule

The EPA promulgated the CAIR in March 2005 to reduce emissions of nitrogen oxides and sulfur dioxide, precursors of ozone and particulate matter, from down-wind sources. The CAIR required states in the eastern United States, including Iowa, to reduce emissions by implementing a plan based on a market-based cap-and-trade system, emissions reductions, or both. The CAIR created separate trading programs for nitrogen oxides and sulfur dioxide emissions credits. The nitrogen oxides and sulfur dioxide emissions reductions were planned to be accomplished in two phases, in 2009-2010 and 2015.

In July 2008, a three-judge panel of the D.C. Circuit issued a unanimous decision vacating the CAIR. In December 2008, the D.C. Circuit issued an opinion remanding, without vacating, the CAIR back to the EPA to conduct proceedings to fix the flaws in CAIR consistent with the D.C. Circuit's July 2008 ruling.

In July 2010, the EPA proposed the Clean Air Transport Rule ("Transport Rule"), a replacement of the CAIR, which required electric generating units in 31 states and the District of Columbia to reduce emissions of nitrogen oxides and sulfur dioxide on a state-by-state basis in accordance with each state's modeled contribution to nonattainment of the ozone and fine particulate standards in downwind states. The emissions reductions required under the Transport Rule were intended only to resolve transported emissions and not to resolve air quality issues in the states where the generation is located. The Transport Rule's emissions reduction requirements were proposed to take place in two phases, with the first phase beginning in 2012 and the second phase beginning in 2014. By 2014, the Transport Rule and other state and EPA actions would reduce power plant nitrogen oxides emissions by 52% and sulfur dioxide emissions by 71% from 2005 levels in covered states. The EPA proposed to administer separate trading programs for nitrogen oxides and sulfur dioxide credits under the Transport Rule. Facilities were required to comply with the CAIR until the Transport Rule became effective.

In July 2011, the EPA issued the final Transport Rule, renamed the Cross-State Air Pollution Rule ("CSAPR"), to address interstate transport of sulfur dioxide and nitrogen oxides emissions in 27 eastern and Midwestern states. Upon full implementation in 2014, the CSAPR will reduce total sulfur dioxide emissions by 73% and nitrogen oxides emissions by 54% at electric generating facilities in the 27-state region as compared to 2005 levels. MidAmerican Energy's coal-fueled generating facilities in Iowa are impacted by and required to make emissions reductions and otherwise comply with the CSAPR. In addition to issuing the final rule, the EPA issued a supplemental notice of proposed rulemaking to include Iowa and five other states in the ozone season nitrogen oxides emissions reduction requirements. The ozone season supplemental proposal was finalized in December 2011, and includes Iowa and four other states in the CSAPR ozone season nitrogen oxide emission reduction requirements. While MidAmerican Energy operates natural gas-fueled generating facilities in Iowa, which are in the CSAPR region, no significant impact is expected on those generating facilities.

In December 2011, the D.C. Circuit issued a stay on the implementation of the CSAPR pending consideration of several petitions for review before the court. The court held that the CAIR should be administered pending the resolution of the pending petitions for review.

MidAmerican Energy is currently complying with the CAIR and has installed or is in the process of installing emissions controls at some of its generating facilities to comply with the CAIR and may purchase nitrogen oxides and sulfur dioxide emissions credits for emissions in excess of allocated allowances. The cost of these credits is subject to market conditions at the time of purchase and historically has not been material. The full impact of the CSAPR, or the CAIR, cannot be determined until the outcome of the litigation pending in the D.C. Circuit or the stay of the CSAPR is lifted. It is possible that the existing CAIR or the CSAPR may be replaced with more stringent requirements to reduce nitrogen oxides and sulfur dioxide emissions.

Regional Haze

The EPA has initiated a regional haze program intended to improve visibility in designated federally protected areas ("Class I areas"). Some of MidAmerican Energy's coal-fueled generating facilities meet the threshold applicability criteria to be eligible units under the Clean Air Visibility Rules. In accordance with the federal requirements, states were required to submit SIPs by December 2007 to demonstrate reasonable progress towards achieving natural visibility conditions in Class I areas by requiring emissions controls, known as best available retrofit technology, on sources constructed between 1962 and 1977 with emissions that are anticipated to cause or contribute to impairment of visibility.

The EPA's rejection of regional haze SIPs based on the state's selection of less stringent controls than the EPA believes are warranted has resulted in lawsuits being filed by states and affected entities. Cases are pending before the Tenth Circuit Court of Appeals by New Mexico and Oklahoma and additional cases are likely to be filed.

In December 2011, the EPA proposed to accept the emission reductions made by states impacted by the CSAPR, including Iowa, as meeting the requirements of the regional haze program. If the EPA finalizes the proposal, no further emission reductions are expected from MidAmerican Energy's coal-fueled generating facilities for purposes of meeting the regional haze requirements.

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

As part of an industry-wide investigation to assess compliance with the NSR and PSD provisions, the EPA has requested information and supporting documentation from numerous utilities regarding their capital projects for various coal-fueled generating facilities. A NSR enforcement case against an unrelated utility has been decided by the United States Supreme Court, holding that an increase in the annual emissions of a generating facility, when combined with a modification (i.e., a physical or operational change), may trigger NSR permitting. Between 2002 and 2003, MidAmerican Energy responded to requests from the EPA for information relating to capital projects at MidAmerican Energy's coal-fueled generating facilities.

In October 2011, MidAmerican Energy received a request from the EPA Region VII pursuant to Section 114 of the Clean Air Act for information on its coal-fueled generating facilities to supplement the requests made in 2002 and 2003. MidAmerican Energy submitted its response to the October 2011 request in December 2011. MidAmerican Energy cannot predict the outcome of this matter at this time.

Climate Change

In April 2011, the United States House of Representatives voted 255-177 on a bill (H.R. 910) that would prevent the EPA from regulating GHG emissions. No action has been taken by the Senate on the bill. While significant measures to regulate GHG emissions at the federal level were considered by the United States Congress in 2010, comprehensive climate change legislation has not been adopted. International discussions regarding climate change continue to be held periodically, but agreement has not been reached on how nations will address future climate change commitments upon the expiration of the Kyoto Protocol in December 2012.

In December 2009, the EPA published its findings that GHG threaten the public health and welfare and is pursuing regulation of GHG emissions under the Clean Air Act. Additionally, in May 2010, the EPA issued the GHG "Tailoring Rule" to address permitting requirements for GHG after determining that GHG are subject to regulation and would trigger Clean Air Act permitting requirements for stationary sources beginning in January 2011. Numerous lawsuits have been filed on both the EPA's endangerment finding and the tailoring rule and are pending in the D.C. Circuit with arguments scheduled to take place in February 2012.

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

In September 2009, the EPA issued its final rule regarding mandatory reporting of GHG ("GHG Reporting") beginning January 1, 2010. Under GHG Reporting, suppliers of fossil fuels, manufacturers of vehicles and engines, and facilities that emit 25,000 metric tons or more per year of GHG are required to submit annual reports to the EPA. MidAmerican Energy is subject to this requirement and submitted its first report prior to September 30, 2011. The EPA released the 2010 GHG emissions reports in January 2012.

In the absence of comprehensive climate legislation or regulation, MidAmerican Energy has continued to invest in lower- and non-carbon generating resources and to operate in an environmentally responsible manner. Examples of MidAmerican Energy's significant investments in programs and facilities that will mitigate its GHG emissions include:

•
MidAmerican Energy owns the largest portfolio of wind-powered generating capacity in the United States among rate-regulated utilities. As of December 31, 2011, MidAmerican Energy owned 1,878 MW of operating wind-powered generating capacity at a total cost of $3.3 billion and is constructing an additional 407 MW of wind-powered generation that it expects to place in service in 2012. Additionally, MidAmerican Energy has a long-term power purchase agreement for 109 MW of wind-powered generating capacity.

•
MidAmerican Energy has offered customers a comprehensive set of DSM programs for more than 20 years. The programs assist customers to manage the timing of their usage, as well as to reduce overall energy consumption, resulting in lower utility bills.

•	MidAmerican Energy has installed and upgraded emissions control equipment at certain of its coal-fueled generating facilities to reduce emissions of sulfur dioxide and nitrogen oxides.

The impact of potential federal, regional, state and international accords, legislation, regulation, or judicial proceedings related to climate change cannot be quantified in any meaningful range at this time. New requirements limiting GHG emissions could have a material adverse impact on MidAmerican Energy, the United States and the global economy. Companies and industries with higher GHG emissions, such as utilities with significant coal-fueled generating facilities, will be subject to more direct impacts and greater financial and regulatory risks. The impact is dependent on numerous factors, none of which can be meaningfully quantified at this time. These factors include, but are not limited to, the magnitude and timing of GHG emissions reduction requirements; the design of the requirements; the cost, availability and effectiveness of emissions control technology; the price, distribution method and availability of offsets and allowances used for compliance; government-imposed compliance costs; and the existence and nature of incremental cost recovery mechanisms. Examples of how new requirements may impact MidAmerican Energy include:

•
Additional costs may be incurred to purchase required emissions allowances under any market-based cap-and-trade system in excess of allocations that are received at no cost. These purchases would be necessary until new technologies could be developed and deployed to reduce emissions or lower carbon generation is available;

•	Acquiring and renewing construction and operating permits for new and existing generating facilities may be costly and difficult;

•	Additional costs may be incurred to purchase and deploy new generating technologies;

•
Costs may be incurred to retire existing coal-fueled generating facilities before the end of their otherwise useful lives or to convert them to burn fuels, such as natural gas or biomass, that result in lower emissions;

•	Operating costs may be higher and generating unit outputs may be lower;

•	Higher interest and financing costs and reduced access to capital markets may result to the extent that financial markets view climate change and GHG emissions as a business risk; and

•	Retail sales may be impacted in response to changes in customer demand and requirements to reduce GHG emissions.

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

GHG Tailoring Rule

The EPA finalized the GHG "Tailoring Rule" in May 2010 requiring new or modified sources of GHG emissions with increases of 75,000 or more tons per year of total GHG to determine the best available control technology for their GHG emissions beginning in January 2011. New or existing major sources will also be subject to Title V operating permit requirements for GHG. Beginning July 1, 2011 through June 30, 2013, new construction projects that emit GHG emissions of at least 100,000 tons per year and modifications of existing facilities that increase GHG emissions by at least 75,000 tons per year will be subject to permitting requirements and facilities that were previously not subject to Title V permitting requirements will be required to obtain Title V permits if they emit at least 100,000 tons per year of carbon dioxide equivalents. Several legal challenges to the GHG Tailoring Rule have been filed in the D.C. Circuit. The EPA issued a GHG best available control technology guidance document in November 2010 in an effort to provide permitting authorities guidance on how to conduct a best available control technology review for GHG.

MidAmerican Energy has obtained and is in the process of obtaining permits to install emissions reduction equipment at existing generating facilities to comply with CSAPR and was required to assess the impacts of the projects on GHG emissions. A GHG emissions limit was imposed on the permits for those projects and management believes compliance with the GHG limits under these permits will not result in a material adverse impact on its operations. To date, permitting authorities implementing the GHG Tailoring Rule have included efficiency improvements to demonstrate compliance with best available control technology for GHG, as well as requiring emissions limits for GHGs in permits; as such, the impacts of the Tailoring Rule on MidAmerican Energy has not been material.

GHG New Source Performance Standards

Under the Clean Air Act, the EPA may establish emissions standards that reflect the degree of emissions reductions achievable through the best technology that has been demonstrated, taking into consideration the cost of achieving those reductions and any non-air quality health and environmental impact and energy requirements. The EPA entered into a settlement agreement with a number of parties, including certain state governments and environmental groups, in December 2010 to promulgate emissions standards covering GHG by September 30, 2011, as amended, and issue final regulations by May 26, 2012. However, in mid-September, the EPA indicated it would not meet the September 30, 2011 deadline to promulgate the standards and it has not yet established a new schedule for issuing the proposed rules. It is unclear what standards the EPA will establish for new and modified sources or what the guidelines will be for existing sources. Until the standards are proposed and finalized, the impact on MidAmerican Energy cannot be determined.

Regional and State Activities

Several states have promulgated or otherwise participate in state-specific or regional laws or initiatives to report or mitigate GHG emissions. These are expected to impact MidAmerican Energy and include:

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

GHG Litigation

MidAmerican Energy closely monitors ongoing environmental litigation. Many of the pending cases described below relate to lawsuits against industry that attempt to link GHG emissions to public or private harm. MidAmerican Energy believes the cases are without merit, despite decisions where United States Courts of Appeals reversed district court rulings dismissing the cases in 2009. The lower courts initially refrained from adjudicating the cases under the "political question" doctrine, because of their inherently political nature. Nevertheless, an adverse ruling in any of these cases would likely result in increased regulation of GHG emitters, including MidAmerican Energy's generating facilities, and financial uncertainty.

In September 2009, the United States Court of Appeals for the Second Circuit ("Second Circuit") issued its opinion in the case of Connecticut v. American Electric Power, et al, which remanded to the lower court a nuisance action by eight states and the City of New York against five large utility emitters of carbon dioxide. The United States District Court for the Southern District of New York ("Southern District of New York") dismissed the case in 2005, holding that the claims that GHG emissions from the defendants' coal-fueled generating facilities were causing harmful climate change and should be enjoined as a public nuisance under federal common law presented a "political question" that the court lacked jurisdiction to decide. The Second Circuit rejected this conclusion and stated the Southern District of New York was not precluded from determining the case on its merits. In December 2010, the United States Supreme Court agreed to hear the case on appeal from the Second Circuit and issued its decision in June 2011 dismissing the federal common law claim of nuisance and holding that the Clean Air Act provides a means to seek limits on emissions of carbon dioxide on power plants.

In October 2009, a three judge panel in the United States Court of Appeals for the Fifth Circuit ("Fifth Circuit") issued its opinion in the case of Ned Comer, et al. v. Murphy Oil USA, et al., ("Comer I") a putative class action lawsuit against insurance, oil, coal and chemical companies, based on claims that the defendants' GHG emissions contributed to global warming that in turn caused a rise in sea levels and added to the ferocity of Hurricane Katrina, which combined to damage the plaintiff's private property, as well as public property. In 2007, the United States District Court for the Southern District of Mississippi ("Southern District of Mississippi") dismissed the case based on the lack of standing and further held that the claims were barred by the political question doctrine. In March 2010, the full court of the Fifth Circuit agreed to rehear the case; however, in May 2010, the Fifth Circuit dismissed the appeal for failure to have a quorum, resulting in the Southern District of Mississippi's decision, holding that property owners did not have standing to sue for climate change and that climate change was a political question for the United States Congress, standing as good law. The plaintiffs filed a petition asking the United States Supreme Court to direct the Fifth Circuit to reinstate the appeal and return it to the original panel. In January 2011, the United States Supreme Court denied the request, resulting in the original dismissal of the case to stand. However, on May 27, 2011, the Comer case was refiled ("Comer II") in the Southern District of Mississippi. The defendants in Comer II have filed a motion to dismiss, which is pending before the court. MidAmerican Energy was not a party in Comer I and is not a party in Comer II.

In October 2009, the United States District Court for the Northern District of California ("Northern District of California") granted the defendants' motions to dismiss in the case of Native Village of Kivalina v. ExxonMobil Corporation, et al. The plaintiffs filed their complaint in February 2008, asserting claims against 24 defendants, including electric generating companies, oil companies and a coal company, for public nuisance under state and federal common law based on the defendants' GHG emissions. MEHC was a named defendant in the Kivalina case. The Northern District of California dismissed all of the plaintiffs' federal claims, holding that the court lacked subject matter jurisdiction to hear the claims under the political question doctrine, and that the plaintiffs lacked standing to bring their claims. The Northern District of California declined to hear the state law claims and the case was dismissed without prejudice to their future presentation in an appropriate state court. In November 2009, the plaintiff's appealed the case to the United States Court of Appeals for the Ninth Circuit ("Ninth Circuit") where briefing has been completed, but the case has not yet been scheduled for oral argument. In February 2011, the Ninth Circuit stayed the case, pending the issuance of the United States Supreme Court's decision in Connecticut v. American Electric Power, et al. The oral arguments in Kivalina were held before the Ninth Circuit in November 2011 and the parties await the court's decision.

Water Quality Standards

The federal Water Pollution Control Act ("Clean Water Act") establishes the framework for maintaining and improving water quality in the United States through a program that regulates, among other things, discharges to and withdrawals from waterways. The Clean Water Act requires that cooling water intake structures reflect the "best technology available for minimizing adverse environmental impact" to aquatic organisms. In July 2004, the EPA established significant new technology-based performance standards for existing electric generating facilities that take in more than 50 million gallons of water per day. These rules were aimed at minimizing the adverse environmental impacts of cooling water intake structures by reducing the number of aquatic organisms lost as a result of water withdrawals. In response to a legal challenge to the rule, in January 2007, the Second Circuit remanded almost all aspects of the rule to the EPA, without addressing whether companies with cooling water intake structures were required to comply with these requirements. On appeal from the Second Circuit, in April 2009, the United States Supreme Court ruled that the EPA permissibly relied on a cost-benefit analysis in setting the national performance standards regarding "best technology available for minimizing adverse environmental impact" at cooling water intake structures and in providing for cost-benefit variances from those standards as part of the §316(b) Clean Water Act Phase II regulations. The United States Supreme Court remanded the case back to the Second Circuit to conduct further proceedings consistent with its opinion.

In March 2011, the EPA released a proposed rule under §316(b) of the Clean Water Act to regulate cooling water intakes at existing facilities. The proposed rule establishes requirements for all power generating facilities that withdraw more than two million gallons per day, based on total design intake capacity, of water from waters of the United States and use at least 25% of the withdrawn water exclusively for cooling purposes. All of MidAmerican Energy's coal-fueled generating facilities, except Louisa, Ottumwa and Walter Scott, Jr. Unit 4, which have water cooling towers, withdraw more than two million gallons per day of water from waters of the United States. The proposed rule includes impingement (i.e., when fish and other organisms are trapped against screens when water is drawn into a facility's cooling system) mortality standards to be met through average impingement mortality or intake velocity design criteria and entrainment (i.e., when organisms are drawn into the facility) standards to be determined on a case-by-case basis. The standards are required to be met as soon as possible after the effective date of the final rule, but no later than eight years thereafter. The rule is required to be finalized by the EPA by July 2012. Assuming the final rule is issued by July 2012, MidAmerican Energy's generating facilities impacted by the final rule will be required to complete impingement and entrainment studies in 2013. The costs of compliance with the cooling water intake structure rule cannot be determined until the rule is final and the prescribed studies are conducted. In the event that MidAmerican Energy's existing intake structures require modification, the costs are not anticipated to be significant.

Coal Combustion Byproduct Disposal

In December 2008, an ash impoundment dike at the Tennessee Valley Authority's Kingston power plant collapsed after heavy rain, releasing a significant amount of fly ash and bottom ash, coal combustion byproducts and water to the surrounding area. In light of this incident, federal and state officials have called for greater regulation of the storage and disposal. of coal combustion byproducts. In May 2010, the EPA released a proposed rule to regulate the management and disposal of coal combustion byproducts, presenting two alternatives to regulation under the RCRA. Under the first option, coal combustion byproducts would be regulated as special waste under RCRA Subtitle C and the EPA would establish requirements for coal combustion byproducts from the point of generation to disposition, including the closure of disposal units. Alternatively, the EPA is considering regulation under RCRA Subtitle D under which it would establish minimum nationwide standards for the disposal of coal combustion byproducts. Under both options, surface impoundments utilized for coal combustion byproducts would have to be cleaned and closed unless they could meet more stringent regulatory requirements; in addition, more stringent requirements would be implemented for new ash landfills and expansions of existing ash landfills. MidAmerican Energy operates eight surface impoundments and four landfills that contain coal combustion byproducts. These ash impoundments and landfills may be impacted by the newly proposed regulation, particularly if the materials are regulated as hazardous or special waste under RCRA Subtitle C, and could pose significant additional costs associated with ash management and disposal activities at MidAmerican Energy's coal-fueled generating facilities. The public comment period closed in November 2010.The EPA has not indicated when the rule will be finalized, and the substance of the final rule is not known. The United States House of Representatives passed H.R. 2273 in October 2011, which would regulate coal combustion byproducts under RCRA Subtitle D. A Senate bill similar to the House bill has been introduced, but action has not been taken on the bill. The impact of the proposed regulations on coal combustion byproducts cannot be determined at this time; however, MidAmerican Energy has begun developing surface impoundment and landfill compliance plan options to ensure that physical infrastructure decisions are aligned with the potential outcomes of the rulemaking.

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

MidAmerican Energy expects it will be allowed to recover the prudently incurred costs to comply with the environmental laws and regulations discussed above. MidAmerican Energy's planning efforts take into consideration the complexity of balancing factors such as: (a) pending environmental regulations and requirements to reduce emissions, address waste disposal, ensure water quality, and protect wildlife; (b) avoidance of excessive reliance on any one generation technology; (c) costs and trade-offs of various resource options including energy efficiency, demand response programs, and renewable generation; (d) state-specific energy policies, resource preferences, and economic development efforts; (e) additional transmission investment to reduce power costs and increase efficiency and reliability of the integrated transmission system; and (f) keeping rates as affordable as possible. Due to the number of generating units impacted by environmental regulations, deferring installation of compliance-related projects is often not feasible or cost effective and places MidAmerican Energy at risk of not having access to necessary capital, material, and labor while attempting to perform major equipment installations in a compressed timeframe concurrent with other utilities across the country. Therefore, MidAmerican Energy has established installation schedules with permitting agencies that coordinate compliance timeframes with construction and tie-in of major environmental compliance projects as units are scheduled off-line for planned maintenance outages; these coordinated efforts help reduce costs associated with replacement power and maintain system reliability.

Collateral and Contingent Features

Debt and preferred securities of MidAmerican Energy are rated by credit rating agencies. Assigned credit ratings are based on each rating agency's assessment of MidAmerican Energy's ability to, in general, meet the obligations of its issued debt or preferred securities. The credit ratings are not a recommendation to buy, sell or hold securities, and there is no assurance that a particular credit rating will continue for any given period of time. As of December 31, 2011, MidAmerican Energy's credit ratings for its senior unsecured debt from the three recognized credit rating agencies were investment grade.

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

In accordance with industry practice, certain wholesale agreements, including derivative contracts, contain provisions that require MidAmerican Energy to maintain specific credit ratings on its unsecured debt from one or more of the three recognized credit rating agencies. These agreements may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance" in the event of a material adverse change in MidAmerican Energy's creditworthiness. These rights can vary by contract and by counterparty. If all credit-risk-related contingent features or adequate assurance provisions for these agreements had been triggered as of December 31, 2011, MidAmerican Energy would have been required to post $286 million of additional collateral. MidAmerican Energy's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors. Refer to Note 6 of Notes to Consolidated Financial Statements in Item 8 of this Form 10‑K for a discussion of MidAmerican Energy's collateral requirements specific to its derivative contracts.

In July 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Reform Act"). The Dodd-Frank Reform Act reshapes financial regulation in the United States by creating new regulators, regulating new markets and firms, and providing new enforcement powers to regulators. Virtually all major areas of the Dodd-Frank Reform Act, including collateral requirements on derivative contracts, are the subject of regulatory interpretation and implementation rules requiring rulemaking proceedings, some of which have been completed and others that are expected to be finalized in 2012.

MidAmerican Energy is a party to derivative contracts, including over-the-counter derivative contracts. The Dodd-Frank Reform Act provides for extensive new regulation of over-the-counter derivative contracts and certain market participants, including imposition of mandatory clearing, exchange trading, capital and margin requirements for "swap dealers" and "major swap participants." The Dodd-Frank Reform Act provides certain exemptions from these regulations for commercial end-users that use derivatives to hedge and manage the commercial risk of their businesses. Although MidAmerican Energy generally does not enter into over-the-counter derivative contracts for purposes unrelated to hedging of commercial risk and does not believe it will be considered a swap dealer or major swap participant, the outcome of the rulemaking proceedings cannot be predicted and, therefore, the impact of the Dodd-Frank Reform Act on MidAmerican Energy's consolidated financial results cannot be determined at this time.

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

Critical Accounting Estimates

Certain accounting measurements require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized on the Consolidated Financial Statements based on such estimates involve numerous assumptions subject to varying and potentially significant degrees of judgment and uncertainty and will likely change in the future as additional information becomes available. The following critical accounting estimates are impacted significantly by MidAmerican Energy's methods, judgments and assumptions used in the preparation of the Consolidated Financial Statements and should be read in conjunction with MidAmerican Energy's Summary of Significant Accounting Policies included in Note 2 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

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

MidAmerican Energy continually evaluates the applicability of the guidance for regulated operations and whether its regulatory assets and liabilities are probable of inclusion in future regulated rates by considering factors such as a change in the regulator's approach to setting rates from cost-based ratemaking to another form of regulation, other regulatory actions or the impact of competition, which could limit MidAmerican Energy's ability to recover its costs. Based upon this continuous evaluation, MidAmerican Energy believes the application of the guidance for regulated operations is appropriate, and its existing regulatory assets and liabilities are probable of inclusion in future regulated rates. The evaluation reflects the current political and regulatory climate at both the federal and state levels and is subject to change in the future. If it becomes no longer probable that the deferred costs or income will be included in future regulated rates, the related regulatory assets and liabilities will be written off to net income, returned to customers or re-established as accumulated other comprehensive income. Total regulatory assets were $831 million and total regulatory liabilities were $719 million as of December 31, 2011. Refer to Note 4 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding regulatory assets and liabilities.

Goodwill

MidAmerican Funding's Consolidated Balance Sheet as of December 31, 2011, includes goodwill from the acquisition of MHC totaling $1.3 billion. Goodwill is allocated to each reporting unit. MidAmerican Funding evaluates goodwill for impairment at least annually and completed its annual review as of October 31. Additionally, no indicators of impairment were identified as of December 31, 2011. A significant amount of judgment is required in estimating the fair value of the reporting unit and performing goodwill impairment tests. MidAmerican Funding uses a variety of methods to estimate a reporting unit's fair value, principally discounted projected future net cash flows. Key assumptions used include, but are not limited to, the use of estimated future cash flows; multiples of earnings; and an appropriate discount rate. Estimated future cash flows are impacted by, among other factors, growth rates, changes in regulations and rates, ability to renew contracts and estimates of future commodity prices. In estimating future cash flows, MidAmerican Funding incorporates current market information, as well as historical factors.

Pension and Other Postretirement Benefits

MidAmerican Energy sponsors defined benefit pension and other postretirement benefit plans that cover the majority of the employees of MEHC and its domestic energy subsidiaries other than PacifiCorp. MidAmerican Energy recognizes the funded status of its defined benefit pension and other postretirement benefit plans on the Consolidated Balance Sheets. Funded status is the fair value of plan assets minus the benefit obligation as of the measurement date. As of December 31, 2011, MidAmerican Energy recognized a net liability totaling $229 million for the funded status for its defined benefit pension and other postretirement benefit plans. As of December 31, 2011, amounts not yet recognized as a component of net periodic benefit cost that were included in regulatory assets totaled $101 million.

The expense and benefit obligations relating to these defined benefit pension and other postretirement benefit plans are based on actuarial valuations. Inherent in these valuations are key assumptions, including discount rates, expected long-term rate of return on plan assets and healthcare cost trend rates. These key assumptions are reviewed annually and modified as appropriate. MidAmerican Energy believes that the assumptions utilized in recording obligations under the plans are reasonable based on prior plan experience and current market and economic conditions. Refer to Note 12 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for disclosures about MidAmerican Energy's defined benefit pension and other postretirement benefit plans, including the key assumptions used to calculate the funded status and net periodic benefit cost for these plans as of and for the year ended December 31, 2011.

MidAmerican Energy chooses a discount rate based upon high quality debt security investment yields in effect as of the measurement date that corresponds to the expected benefit period. The pension and other postretirement benefit liabilities increase as the discount rate is reduced.

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

The key assumptions used may differ materially from period to period due to changing market and economic conditions. These differences may result in a significant impact to pension and other postretirement benefits expense and the funded status. If changes were to occur for the following key assumptions, the approximate effect on the Consolidated Financial Statements of the total plan before allocations to affiliates would be as follows (in millions):

			Other Postretirement
	Pension Plans		Benefit Plans
	+0.5%	-0.5%	+0.5%	-0.5%

Effect on December 31, 2011 Benefit Obligations:
Discount rate	$(34)	$38	$(8)	$9

Effect on 2011 Periodic Cost:
Discount rate	—	—	—	—
Expected rate of return on plan assets	(3)	3	(1)	1

A variety of factors affect the funded status of the plans, including asset returns, discount rates, plan changes and MidAmerican Energy's funding policy for each plan. Additionally, federal laws may require MidAmerican Energy to increase future contributions to its pension plan, which may create more volatility in annual contributions than historically experienced and could have a material impact on consolidated financial results.

Income Taxes

In determining MidAmerican Funding's and MidAmerican Energy's income taxes, management is required to interpret complex income tax laws and regulations, which includes consideration of regulatory implications imposed by MidAmerican Energy's various regulatory jurisdictions. MidAmerican Funding's and MidAmerican Energy's income tax returns are subject to continuous examinations by federal, state and local tax authorities that may give rise to different interpretations of these complex laws and regulations. Due to the nature of the examination process, it generally takes years before these examinations are completed and these matters are resolved. MidAmerican Funding and MidAmerican Energy recognize the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the Consolidated Financial Statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Although the ultimate resolution of their federal, state and local tax examinations is uncertain, each company believes it has made adequate provisions for its income tax positions. The aggregate amount of any additional income tax liabilities that may result from these examinations, if any, is not expected to have a material adverse impact on its consolidated financial results. Refer to Note 13 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding income taxes.

MidAmerican Energy is required to pass income tax benefits related to certain property-related basis differences and other various differences on to its customers in Iowa. These amounts were recognized as a net regulatory asset totaling $581 million as of December 31, 2011, and will be included in regulated rates when the temporary differences reverse. Management believes the existing net regulatory assets are probable of inclusion in regulated rates. If it becomes no longer probable that these costs will be included in regulated rates, the related regulatory asset will be charged to net income.

Revenue Recognition - Unbilled Revenue

Unbilled revenue was $141 million as of December 31, 2011. Revenue from electric and natural gas customers is recognized as electricity or natural gas is delivered or services are provided. The determination of customer billings is based on a systematic reading of meters and fixed reservation charges based on contractual quantities and rates. At the end of each month, amounts of energy provided to customers since the date of the last meter reading are estimated, and the corresponding unbilled revenue is recorded. Factors that can impact the estimate of unbilled energy include, but are not limited to, seasonal weather patterns, total volumes supplied to the system, line losses, economic impacts and composition of sales among customer classes. Estimates are reversed in the following month and actual revenue is recorded based on subsequent meter readings.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

MidAmerican Energy's Consolidated Balance Sheets include assets and liabilities with fair values that are subject to market risks. MidAmerican Energy's significant market risks are primarily associated with commodity prices, interest rates and the extension of credit to counterparties with which it transacts. The following discussion address the significant market risks associated with MidAmerican Energy's business activities. MidAmerican Energy has established guidelines for credit risk management. Refer to Notes 2 and 7 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding MidAmerican Energy's contracts accounted for as derivatives.

Commodity Price Risk

MidAmerican Energy is principally exposed to electricity, natural gas, coal and fuel oil commodity price risk as it has an obligation to serve retail customer load in its regulated service territory. MidAmerican Energy also provides nonregulated retail electricity and natural gas services in competitive markets. MidAmerican Energy's load and generating facilities represent substantial underlying commodity positions. Exposures to commodity prices consist mainly of variations in the price of fuel required to generate electricity, wholesale electricity that is purchased and sold, and natural gas supply for regulated and nonregulated retail customers. Commodity prices are subject to wide price swings as supply and demand are impacted by, among many other unpredictable items, weather; market liquidity; generating facility availability; customer usage; storage; and transmission and transportation constraints. MidAmerican Energy does not engage in a material amount of proprietary trading activities. To mitigate a portion of its commodity price risk, MidAmerican Energy uses commodity derivative contracts, which may include forwards, futures, options, swaps and other agreements, to effectively secure future supply or sell future production generally at fixed prices. MidAmerican Energy does not hedge all of its commodity price risk, thereby exposing the unhedged portion to changes in market prices. MidAmerican Energy's exposure to commodity price risk is generally limited by its ability to include the costs in regulated rates, which is subject to regulatory lag that occurs between the time the costs are incurred and when the costs are included in regulated rates.

The table that follows summarizes MidAmerican Energy's price risk on commodity contracts accounted for as derivatives, excluding collateral netting of $33 million and $14 million, as of December 31, 2011 and 2010, respectively, and shows the effects of a hypothetical 10% increase and 10% decrease in forward market prices with the contracted volumes. The selected hypothetical change does not reflect what could be considered the best or worst case scenarios (dollars in millions):

	Fair Value -	Estimated Fair Value after
	Net Asset	Hypothetical Change in Price
	(Liability)	10% increase	10% decrease
As of December 31, 2011:
Not designated as hedging contracts	$(72)	$(58)	$(86)
Designated as hedging contracts	(43)	(5)	(81)
Total commodity derivative contracts	$(115)	$(63)	$(167)

As of December 31, 2010:
Not designated as hedging contracts	$(26)	$(31)	$(21)
Designated as hedging contracts	(33)	4	(70)
Total commodity derivative contracts	$(59)	$(27)	$(91)
The majority of MidAmerican Energy's commodity derivative contracts not designated as hedging contracts are recoverable from customers in regulated rates and, therefore, net unrealized gains and losses associated with interim price movements on commodity derivative contracts do not expose the Company to earnings volatility. As of December 31, 2011 and 2010, a net regulatory asset of $73 million and $27 million, respectively, was recorded related to the net derivative liability of $72 million and $26 million, respectively. For MidAmerican Energy's commodity derivative contracts designated as hedging contracts, net unrealized gains and losses associated with interim price movements on commodity derivative contracts, to the extent the hedge is considered effective, generally do not expose MidAmerican Energy to earnings volatility. The settled cost of these commodity derivative contracts is generally included in regulated rates. Consolidated financial results would be negatively impacted if the costs of wholesale electricity, natural gas or fuel are higher than what is included in regulated rates, including the impacts of adjustment mechanisms.

Interest Rate Risk

MidAmerican Energy and MidAmerican Funding are exposed to interest rate risk on its outstanding variable-rate short- and long-term debt and future debt issuances. MidAmerican Energy and MidAmerican Funding manage interest rate risk by limiting their exposure to variable interest rates primarily through the issuance of fixed-rate long-term debt and by monitoring market changes in interest rates. As a result of the fixed interest rates, the fixed-rate long-term debt does not expose MidAmerican Energy or MidAmerican Funding to the risk of loss due to changes in market interest rates. Additionally, because fixed-rate long-term debt is not carried at fair value on the Consolidated Balance Sheets, changes in fair value would impact earnings and cash flows only if MidAmerican Energy or MidAmerican Funding were to reacquire all or a portion of these instruments prior to their maturity. MidAmerican Energy or MidAmerican Funding may from time to time enter into interest rate derivative contracts, such as interest rate swaps or locks, to mitigate their exposure to interest rate risk. The nature and amount of their short- and long-term debt can be expected to vary from period to period as a result of future business requirements, market conditions and other factors. Refer to Notes 5, 9 and 10 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-K for additional discussion of MidAmerican Energy's and MidAmerican Funding's short- and long-term debt.

As of December 31, 2011 and 2010, MidAmerican Energy had short- and long-term variable-rate obligations totaling $195 million that expose MidAmerican Energy to the risk of increased interest expense in the event of increases in short-term interest rates. The market risk related to MidAmerican Energy's variable-rate debt as of December 31, 2011, is not hedged. If variable interest rates were to increase by 10% from December 31 levels, it would not have a material effect on MidAmerican Energy's annual interest expense. The carrying value of the variable-rate obligations approximates fair value as of December 31, 2011 and 2010.

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

During 2011, approximately 89% of MidAmerican Energy's electric wholesale sales revenues resulted from participation in RTOs, including the MISO and the PJM. MidAmerican Energy has potential indirect credit exposure to other market participants in these RTO markets. In the event of a default by a RTO market participant on its market-related obligations, losses are allocated among all other market participants in proportion to each participant's share of overall market activity during the period of time the loss was incurred, diversifying MidAmerican Energy's exposure to credit losses from individual participants. Transactional activities of MidAmerican Energy and other participants in organized RTO markets are governed by credit policies specified in each respective RTO's governing tariff or related business practices. Credit policies of RTO's, which have been developed through extensive stakeholder participation, generally seek to minimize potential loss in the event of a market participant default without unnecessarily inhibiting access to the marketplace. MidAmerican Energy's share of historical losses from defaults by other RTO market participants has not been material. As of December 31, 2011, MidAmerican Energy's aggregate direct credit exposure from electric wholesale marketing counterparties was not material.

Item 8.	Financial Statements and Supplementary Data

MidAmerican Energy Company and Subsidiary

MidAmerican Funding, LLC and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
MidAmerican Energy Company
Des Moines, Iowa

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of MidAmerican Energy Company and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations, cash flows, changes in equity, and comprehensive income for each of the three years in the period ended December 31, 2011. Our audits also included the Company's financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MidAmerican Energy Company and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Des Moines, Iowa
February 27, 2012

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in millions)

	As of December 31,
	2011	2010
ASSETS
Utility plant, net:
Electric	$10,587	$9,403
Gas	1,255	1,214
Gross utility plant in service	11,842	10,617
Accumulated depreciation and amortization	(4,120)	(3,849)
Utility plant in service, net	7,722	6,768
Construction work in progress	173	151
Total utility plant, net	7,895	6,919
Current assets:
Cash and cash equivalents	1	203
Receivables, net	373	383
Income tax receivables	272	51
Inventories	201	159
Other	57	59
Total current assets	904	855
Other assets:
Investments and nonregulated property, net	503	490
Regulatory assets	831	578
Other	177	168
Total other assets	1,511	1,236
Total assets	$10,310	$9,010
CAPITALIZATION AND LIABILITIES
Capitalization:
MidAmerican Energy common shareholder's equity	$3,244	$2,931
Preferred securities	27	27
Noncontrolling interests	1	1
Long-term debt	3,115	2,865
Total capitalization	6,387	5,824
Current liabilities:
Accounts payable	313	250
Taxes accrued	107	103
Interest accrued	34	44
Other	119	114
Total current liabilities	573	511
Other liabilities:
Deferred income taxes	1,918	1,368
Asset retirement obligations	293	216
Regulatory liabilities	719	721
Other	420	370
Total other liabilities	3,350	2,675
Total capitalization and liabilities	$10,310	$9,010

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in millions)

	Years Ended December 31,
	2011	2010	2009
Operating revenue:
Regulated electric	$1,662	$1,779	$1,715
Regulated gas	769	852	857
Nonregulated	1,070	1,179	1,121
Total operating revenue	3,501	3,810	3,693

Operating costs and expenses:
Regulated:
Cost of fuel, energy and capacity	491	566	522
Cost of gas sold	519	602	611
Other operating expenses	413	421	417
Maintenance	197	204	183
Depreciation and amortization	336	344	335
Property and other taxes	115	112	105
Total regulated operating costs and expenses	2,071	2,249	2,173
Nonregulated:
Cost of sales	972	1,076	1,025
Other	29	26	27
Total nonregulated operating costs and expenses	1,001	1,102	1,052
Total operating costs and expenses	3,072	3,351	3,225

Operating income	429	459	468

Non-operating income:
Interest income	1	1	—
Allowance for equity funds	16	4	—
Other, net	7	(2)	12
Total non-operating income	24	3	12

Fixed charges:
Interest on long-term debt	157	155	155
Other interest expense	1	1	3
Allowance for borrowed funds	(7)	(2)	(1)
Total fixed charges	151	154	157

Income before income tax benefit	302	308	323
Income tax benefit	(17)	(49)	(27)

Net income	319	357	350
Preferred dividends	1	—	1

Earnings on common stock	$318	$357	$349

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)

	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$319	$357	$350
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	336	344	335
Deferred income taxes and amortization of investment tax credits	463	137	198
Changes in other assets and liabilities	33	32	31
Losses from impairment of assets	—	8	—
Other, net	(27)	(7)	(11)
Changes in other operating assets and liabilities:
Receivables, net	27	25	54
Inventories	(40)	(1)	—
Derivative collateral, net	(12)	6	23
Contributions to pension and other postretirement benefit plans, net	(41)	(6)	9
Accounts payable	(26)	(10)	(21)
Taxes accrued	(255)	(56)	(3)
Other current assets and liabilities	(7)	2	(6)
Net cash flows from operating activities	770	831	959

Cash flows from investing activities:
Utility construction expenditures	(565)	(337)	(438)
Purchases of available-for-sale securities	(77)	(80)	(225)
Proceeds from sales of available-for-sale securities	70	73	209
Decrease in restricted cash and short-term investments	—	1	14
Other, net	13	7	17
Net cash flows from investing activities	(559)	(336)	(423)

Cash flows from financing activities:
Dividends	(1)	(376)	(1)
Repayments of long-term debt	(412)	—	—
Repurchase of preferred securities	—	(3)	—
Net repayments of short-term debt	—	—	(457)
Net cash flows from financing activities	(413)	(379)	(458)

Net change in cash and cash equivalents	(202)	116	78
Cash and cash equivalents at beginning of year	203	87	9
Cash and cash equivalents at end of year	$1	$203	$87

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in millions)

	MidAmerican Energy Shareholders' Equity
			Accumulated
			Other
			Comprehensive
	Common	Retained	Income (Loss),	Preferred	Noncontrolling	Total
	Stock	Earnings	Net	Securities	Interests	Equity

Balance, December 31, 2008	$561	$2,068	$(60)	$30	$1	$2,600
Net income	—	350	—	—	—	350
Other comprehensive income	—	—	11	—	—	11
Preferred dividends	—	(1)	—	—	—	(1)
Balance, December 31, 2009	561	2,417	(49)	30	1	2,960
Net income	—	357	—	—	—	357
Other comprehensive income	—	—	20	—	—	20
Repurchase of preferred securities	1	—	—	(3)	—	(2)
Common dividends	—	(375)	—	—	—	(375)
Preferred dividends	—	(1)	—	—	—	(1)
Balance, December 31, 2010	562	2,398	(29)	27	1	2,959
Net income	—	319	—	—	—	319
Other comprehensive loss	—	—	(5)	—	—	(5)
Preferred dividends	—	(1)	—	—	—	(1)
Balance, December 31, 2011	$562	$2,716	$(34)	$27	$1	$3,272

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)

	Years Ended December 31,
	2011	2010	2009

Net income	$319	$357	$350

Other comprehensive income (loss):
Unrealized gains on available-for-sale securities, net of tax of $-, $2 and $-	1	2	—
Unrealized gains (losses) on cash flow hedges, net of tax of $(3), $11 and $6	(6)	18	11
Total other comprehensive income (loss), net of tax	(5)	20	11

Comprehensive income	$314	$377	$361

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CAPITALIZATION
(Amounts in millions, except share amounts)

	As of December 31,
	2011		2010
MidAmerican Energy common shareholder's equity:
Common shares, no par; 350,000,000 authorized; 70,980,203 outstanding	$562		$562
Retained earnings	2,716		2,398
Accumulated other comprehensive loss, net:
Unrealized losses on available-for-sale securities, net of tax of $(6) and $(6)	(8)		(9)
Unrealized losses on cash flow hedges, net of tax of $(17) and $(14)	(26)		(20)
MidAmerican Energy common shareholder's equity	3,244	50.8%	2,931	50.3%
Preferred securities (100,000,000 shares authorized):
Cumulative shares outstanding; not subject to mandatory redemption:
$3.30 Series, 49,451 shares	5		5
$3.75 Series, 38,305 shares	4		4
$3.90 Series, 32,630 shares	3		3
$4.20 Series, 22,461 shares	2		2
$4.35 Series, 39,775 shares	4		4
$4.40 Series, 35,697 shares	4		4
$4.80 Series, 49,898 shares	5		5
Total preferred securities	27	0.4%	27	0.5%
Noncontrolling interests	1	—%	1	—%
Long-term debt:
Variable-rate tax-exempt obligation series (2011- 0.15%, 2010- 0.43%):
Due 2016	34		34
Due 2017	4		4
Due 2023, issued in 1993	7		7
Due 2023, issued in 2008	57		57
Due 2024	35		35
Due 2025	13		13
Due 2038	45		45
Notes:
5.65% Series, due 2012	—		400
5.125% Series, due 2013	275		275
4.65% Series, due 2014	350		350
5.95% Series, due 2017	250		250
5.3% Series, due 2018	350		350
6.75% Series, due 2031	400		400
5.75% Series, due 2035	300		300
5.8% Series, due 2036	350		350
Turbine purchase obligation, 1.46%, due 2013	669		—
Obligations under capital leases	1		1
Unamortized debt discount	(25)		(6)
Total long-term debt	3,115	48.8%	2,865	49.2%
Total capitalization	$6,387	100.0%	$5,824	100.0%

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Company Organization

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

(2)	Summary of Significant Accounting Policies

Basis of Consolidation and Presentation

The Consolidated Financial Statements include the accounts of MidAmerican Energy and its subsidiaries in which it holds a controlling financial interest as of the financial statement date. Intercompany accounts and transactions have been eliminated, other than those between rate-regulated operations.

Use of Estimates in Preparation of Financial Statements

The preparation of the Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. These estimates include, but are not limited to, the effects of regulation; certain assumptions made in accounting for pension and other postretirement benefits; asset retirement obligations ("AROs"); income taxes; unbilled revenue; valuation of certain financial assets and liabilities, including derivative contracts; and accounting for contingencies. Actual results may differ from the estimates used in preparing the Consolidated Financial Statements.

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

Fair Value Measurements

As defined under GAAP, fair value is the price that would be received to sell an asset or paid to transfer a liability between market participants in the principal market or in the most advantageous market when no principal market exists. Adjustments to transaction prices or quoted market prices may be required in illiquid or disorderly markets in order to estimate fair value. Different valuation techniques may be appropriate under the circumstances to determine the value that would be received to sell an asset or paid to transfer a liability in an orderly transaction. Market participants are assumed to be independent, knowledgeable, able and willing to transact an exchange and not under duress. Nonperformance or credit risk is considered in determining fair value. Considerable judgment may be required in interpreting market data used to develop the estimates of fair value. Accordingly, estimates of fair value presented herein are not necessarily indicative of the amounts that could be realized in a current or future market exchange.

Cash Equivalents

Cash equivalents consist of funds invested in United States Treasury Bills, money market funds and other investments with a maturity of three months or less when purchased. Cash and cash equivalents exclude amounts where availability is restricted by legal requirements, loan agreements or other contractual provisions.

Investments

MidAmerican Energy's management determines the appropriate classification of investments in debt and equity securities at the acquisition date and reevaluates the classification at each balance sheet date. Investments that management does not intend to use in current operations are presented as noncurrent on the Consolidated Balance Sheets.

Available-for-sale securities are carried at fair value with realized gains and losses, as determined on a specific identification basis, recognized in earnings and unrealized gains and losses recognized in accumulated other comprehensive income (loss) ("AOCI"), net of tax. Realized and unrealized gains and losses on securities in a trust related to the decommissioning of the Quad Cities Generating Station Units 1 and 2 ("Quad Cities Station") are recorded as regulatory liabilities because MidAmerican Energy expects to recover costs for these activities through regulated rates. Held-to-maturity securities are carried at amortized cost, reflecting the ability and intent to hold the securities to maturity.

If in management's judgment a decline in the fair value of an available-for-sale or held-to-maturity investment below cost is deemed other than temporary, the cost of the investment is written down to fair value. Factors considered in judging whether an impairment is other than temporary include: the financial condition, business prospects and creditworthiness of the issuer; the relative amount of the decline; and MidAmerican Energy's ability and intent to hold the investment until the fair value recovers; and the length of time that fair value has been less than cost. Impairment losses on equity securities are charged to earnings. With respect to an investment in a debt security, any resulting impairment loss is recognized in earnings if MidAmerican Energy intends to sell or expects to be required to sell the debt security before amortized cost is recovered. If MidAmerican Energy does not expect to ultimately recover the amortized cost basis even if it does not intend to sell the security, the credit loss component is recognized in earnings and any difference between fair value and the amortized cost basis, net of the credit loss, is reflected in other comprehensive income (loss) ("OCI"). For regulated investments, any impairment charge is offset by the establishment of a regulatory asset to the extent recovery in regulated rates is probable.

Allowance for Doubtful Accounts

Receivables are stated at the outstanding principal amount, net of estimated allowances for doubtful accounts. The allowance for doubtful accounts is based on MidAmerican Energy's assessment of the collectibility of amounts owed to it by its customers. This assessment requires judgment regarding the ability of customers to pay or the outcome of any pending disputes. As of December 31, 2011 and 2010, the allowance for doubtful accounts totaled $8 million and $12 million, respectively, and is included in receivables, net on the Consolidated Balance Sheets.

Derivatives

MidAmerican Energy employs a number of different derivative contracts, including forwards, futures, options, swaps and other agreements, to manage price risk for electricity, natural gas and other commodities, and interest rate risk. Derivative contracts are recorded on the Consolidated Balance Sheets as either assets or liabilities and are stated at estimated fair value unless they are designated as normal purchases or normal sales and qualify for the exception afforded by GAAP. Derivative balances reflect offsetting permitted under master netting agreements with counterparties and cash collateral paid or received under such agreements. Cash collateral received from or paid to counterparties to secure derivative contract assets or liabilities in excess of amounts offset is included in other current assets on the Consolidated Balance Sheets.

Commodity derivatives used in normal business operations that are settled by physical delivery, among other criteria, are eligible for and may be designated as normal purchases or normal sales. Normal purchases or normal sales contracts are not marked to market, and settled amounts are recognized as operating revenue or cost of sales on the Consolidated Statements of Operations.

For MidAmerican Energy's derivatives not designated as hedging contracts, the settled amount is generally included in regulated rates. Accordingly, the net unrealized gains and losses associated with interim price movements on contracts that are accounted for as derivatives and probable of inclusion in regulated rates are recorded as regulatory assets and liabilities. For MidAmerican Energy's derivatives not designated as hedging contracts and for which changes in fair value are not recorded as regulatory assets and liabilities, unrealized gains and losses are recognized on the Consolidated Statements of Operations as nonregulated operating revenue for sales contracts and as nonregulated cost of sales for purchase contracts and electricity and natural gas swap contracts. MidAmerican Energy also had a weather derivative contract in 2010 for which unrealized gains and losses were recognized in regulated cost of gas sold.

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

Inventories

Inventories consist mainly of materials and supplies, totaling $79 million and $70 million as of December 31, 2011 and 2010, respectively, coal stocks, totaling $89 million and $64 million as of December 31, 2011 and 2010, respectively, and natural gas in storage, totaling $28 million and $20 million as of December 31, 2011 and 2010, respectively. The cost of materials and supplies, coal stocks and fuel oil is determined using the average cost method. The cost of stored natural gas is determined using the last-in-first-out method. With respect to stored natural gas, the replacement cost would be $27 million and $38 million higher as of December 31, 2011 and 2010, respectively.

Utility Plant, Net

General

Additions to utility plant are recorded at cost. MidAmerican Energy capitalizes all construction-related material, direct labor and contract services, as well as indirect construction costs. Indirect construction costs include debt allowance for funds used during construction ("AFUDC") and equity AFUDC. The cost of additions and betterments are capitalized, while costs incurred that do not improve or extend the useful lives of the related assets are generally expensed. Additionally, MidAmerican Energy has regulatory arrangements in Iowa in which the carrying cost of certain utility plant has been reduced for amounts associated with electric returns on equity exceeding threshold levels.

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

During the second quarter of 2011, MidAmerican Energy revised its electric and gas utility plant depreciation rates based on the results of a depreciation study. The new rates generally reflect longer estimated useful lives and lower net salvage. The effect of this change was to reduce depreciation and amortization expense by $16 million for 2011 and is estimated to be a reduction of $28 million annually based on depreciable plant balances at the time of the change.

The average depreciation and amortization rates applied to depreciable utility plant for the years ended December 31 were as follows:

	2011	2010	2009

Electric	3.2%	3.4%	3.4%
Gas	2.9%	3.0%	3.1%

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

Asset Retirement Obligations

MidAmerican Energy recognizes AROs when it has a legal obligation to perform decommissioning or removal activities upon retirement of an asset. MidAmerican Energy's AROs are primarily related to decommissioning of the Quad Cities Station and obligations associated with its other generating facilities. The fair value of an ARO liability is recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made, and is added to the carrying amount of the associated asset, which is then depreciated over the remaining useful life of the asset. Subsequent to the initial recognition, the ARO liability is adjusted for any revisions to the original estimate of undiscounted cash flows (with corresponding adjustments to utility plant) and for accretion of the ARO liability due to the passage of time. The difference between the ARO liability, the corresponding ARO asset included in utility plant, net and amounts recovered in rates to satisfy such liabilities is recorded as a regulatory asset or liability.

Impairment

MidAmerican Energy evaluates long-lived assets for impairment, including utility plant, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable or the assets are being held for sale. Upon the occurrence of a triggering event, the asset is reviewed to assess whether the estimated undiscounted cash flows expected from the use of the asset plus the residual value from the ultimate disposal exceeds the carrying value of the asset. If the carrying value exceeds the estimated recoverable amounts, the asset is written down to the estimated fair value. The impacts of regulation are considered when evaluating the carrying value of regulated assets. For all other assets, any resulting impairment loss is reflected on the Consolidated Statements of Operations.

Revenue Recognition

Revenue from electric and natural gas customers is recognized as electricity or natural gas is delivered or services are provided. Revenue recognized includes billed, as well as unbilled, amounts. As of December 31, 2011 and 2010, unbilled revenue was $141 million and $150 million, respectively, and is included in receivables, net on the Consolidated Balance Sheets.

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

All of MidAmerican Energy's regulated retail gas sales are subject to energy adjustment clauses. MidAmerican Energy also has costs that are recovered, at least in part, through bill riders, including demand-side management costs. The clauses and riders allow MidAmerican Energy to adjust the amounts charged for electric and gas service as the related costs change. The costs recovered in revenue through use of the adjustment clauses and bill riders is charged to expense in the same period the related revenue is recognized. At any given time, these costs may be over or under collected from customers. The total under collection included in receivables at December 31, 2011 and 2010, was $24 million and $30 million, respectively.

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

Income Taxes

Berkshire Hathaway includes MEHC and subsidiaries in its United States federal income tax return. Consistent with established regulatory practice, MidAmerican Funding's and MidAmerican Energy's provisions for income taxes have been computed on a stand-alone basis, and substantially all of their respective currently payable or receivable income taxes are remitted to or received from MEHC.

Deferred income tax assets and liabilities are based on differences between the financial statement and income tax basis of assets and liabilities using estimated income tax rates expected to be in effect for the year in which the differences are expected to reverse. Changes in deferred income tax assets and liabilities that are associated with components of OCI are charged or credited directly to OCI. Changes in deferred income tax assets and liabilities that are associated with income tax benefits related to certain property-related basis differences and other various differences that MidAmerican Energy is required to pass on to its customers in Iowa are charged or credited directly to a regulatory asset or liability. These amounts were recognized as a net regulatory asset totaling $581 million and $491 million as of December 31, 2011 and 2010, respectively, and will be included in regulated rates when the temporary differences reverse. Other changes in deferred income tax assets and liabilities are included as a component of income tax expense. Changes in deferred income tax assets and liabilities attributable to changes in enacted income tax rates are charged or credited to income tax expense in the period of enactment. Investment tax credits are generally deferred and amortized over the estimated useful lives of the related properties or as prescribed by various regulatory jurisdictions.

In determining MidAmerican Funding's and MidAmerican Energy's income taxes, management is required to interpret complex income tax laws and regulations, which includes consideration of regulatory implications imposed by MidAmerican Energy's various regulatory jurisdictions. MidAmerican Funding's and MidAmerican Energy's income tax returns are subject to continuous examinations by federal, state and local tax authorities that may give rise to different interpretations of these complex laws and regulations. Due to the nature of the examination process, it generally takes years before these examinations are completed and these matters are resolved. MidAmerican Funding and MidAmerican Energy recognize the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the Consolidated Financial Statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Although the ultimate resolution of their federal, state and local income tax examinations is uncertain, each company believes it has made adequate provisions for its income tax positions. The aggregate amount of any additional income tax liabilities that may result from these examinations, if any, is not expected to have a material adverse impact on its consolidated financial results. MidAmerican Funding's and MidAmerican Energy's unrecognized tax benefits are primarily included in taxes accrued and other long-term liabilities on their respective Consolidated Balance Sheets. Estimated interest and penalties, if any, related to uncertain tax positions are included as a component of income tax expense on the Consolidated Statements of Operations.

New Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-11, which amends FASB Accounting Standards Codification ("ASC") Topic 210, "Balance Sheet." The amendments in this guidance require an entity to provide quantitative disclosures about offsetting financial instruments and derivative instruments. Additionally, this guidance requires qualitative and quantitative disclosures about master netting agreements or similar agreements when the financial instruments and derivative instruments are not offset. This guidance is effective for fiscal years beginning on or after January 1, 2013, and for interim periods within those fiscal years. MidAmerican Energy is currently evaluating the impact of adopting this guidance on its disclosures included within Notes to Consolidated Financial Statements.

In June 2011, the FASB issued ASU No. 2011-05, which amends FASB ASC Topic 220, "Comprehensive Income." ASU No. 2011-05 provides an entity with the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Regardless of the option chosen, this guidance also requires presentation of items on the face of the financial statements that are reclassified from other comprehensive income to net income. This guidance does not change the items that must be reported in other comprehensive income, when an item of other comprehensive income must be reclassified to net income or how tax effects of each item of other comprehensive income are presented. This guidance is effective for interim and annual reporting periods beginning after December 15, 2011. MidAmerican Energy is currently evaluating which presentation option will be implemented. In December 2011, the FASB issued ASU 2011-12, which also amends FASB ASC Topic 220 to defer indefinitely the ASU No. 2011-05 requirement to present items on the face of the financial statements that are reclassified from other comprehensive income to net income. ASU No. 2011-12 is also effective for interim and annual reporting periods beginning after December 15, 2011.

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

The amounts shown in the table below represent MidAmerican Energy's share in each jointly owned facility as of December 31, 2011 (dollars in millions):

			Accumulated	Construction
	Company	Plant in	Depreciation and	Work in
	Share	Service	Amortization	Progress

Louisa Unit No. 1	88.0%	$736	$355	$1
Quad Cities Unit Nos. 1 & 2(1)	25.0	573	264	36
Walter Scott, Jr. Unit No. 3	79.1	537	259	1
Walter Scott, Jr. Unit No. 4(2)	59.7	442	55	—
Ottumwa Unit No. 1	52.0	266	166	12
George Neal Unit No. 4	40.6	170	142	11
George Neal Unit No. 3	72.0	147	118	7
Transmission facilities(3)	Various	236	71	—
Total		$3,107	$1,430	$68

(1)	Includes amounts related to nuclear fuel.

(2)	Plant in service and accumulated depreciation and amortization amounts are net of credits applied under Iowa revenue sharing arrangements totaling $306 million and $37 million, respectively.

(3)	Includes 345 and 161 kilovolt transmission lines and substations.

(4)	Regulatory Matters

Regulatory Assets and Liabilities

Regulatory assets represent costs that are expected to be recovered in future regulated rates. MidAmerican Energy's regulatory assets reflected on the Consolidated Balance Sheets consist of the following as of December 31 (in millions):

	Average
	Remaining Life	2011	2010

Deferred income taxes, net(1)	26 years	$581	$491
Employee benefit plans(2)	12 years	101	14
Unrealized loss on regulated derivative contracts	1 year	94	29
Other	Various	55	44
Total		$831	$578

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

MidAmerican Energy had regulatory assets not earning a return on investment of $826 million and $572 million as of December 31, 2011 and 2010, respectively.

Regulatory liabilities represent income to be recognized or amounts to be returned to customers in future periods. MidAmerican Energy's regulatory liabilities reflected on the Consolidated Balance Sheets consist of the following as of December 31 (in millions):

	Average
	Remaining Life	2011	2010

Cost of removal accrual(1)	26 years	$603	$578
Asset retirement obligations(2)	28 years	76	117
Employee benefit plans(3)	NA	—	9
Unrealized gain on regulated derivative contracts	1 year	21	2
Other	Various	19	15
Total		$719	$721

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

The following table presents MidAmerican Energy's assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total

As of December 31, 2011
Assets:
Commodity derivatives	$1	$47	$26	$(45)	$29
Debt securities:
United States government obligations	89	—	—	—	89
International government obligations	—	1	—	—	1
Corporate obligations	—	30	—	—	30
Municipal obligations	—	12	—	—	12
Agency, asset and mortgage-backed obligations	—	7	—	—	7
Auction rate securities	—	—	16	—	16
Equity securities:
United States companies	166	—	—	—	166
International companies	1	—	—	—	1
	$257	$97	$42	$(45)	$351

Liabilities - commodity derivatives	$(37)	$(148)	$(4)	$78	$(111)

As of December 31, 2010
Assets:
Commodity derivatives	$3	$23	$18	$(23)	$21
Money market mutual funds(2)	120	—	—	—	120
Debt securities:
United States government obligations	74	—	—	—	74
International government obligations	—	1	—	—	1
Corporate obligations	—	32	—	—	32
Municipal obligations	—	13	—	—	13
Agency, asset and mortgage-backed obligations	—	7	—	—	7
Auction rate securities	—	—	20	—	20
Equity securities:
United States companies	166	—	—	—	166
International companies	1	—	—	—	1
	$364	$76	$38	$(23)	$455

Liabilities - commodity derivatives	$(10)	$(89)	$(4)	$37	$(66)

(1)	Represents netting under master netting arrangements and a net cash collateral receivable of $33 million and $14 million as of December 31, 2011 and 2010, respectively.

(2)	Amounts are included in cash and cash equivalents and investments and non-utility property, net on the Consolidated Balance Sheets. The fair value of these money market mutual funds approximates cost.

Derivative contracts are recorded on the Consolidated Balance Sheets as either assets or liabilities and are stated at fair value unless they are designated as normal purchases or normal sales and qualify for the exception afforded by GAAP. When available, the fair value of derivative contracts is estimated using unadjusted quoted prices for identical contracts in the market in which MidAmerican Energy transacts. When quoted prices for identical contracts are not available, MidAmerican Energy uses forward price curves. Forward price curves represent MidAmerican Energy's estimates of the prices at which a buyer or seller could contract today for delivery or settlement at future dates. MidAmerican Energy bases its forward price curves upon market price quotations, when available, or internally developed and commercial models, with internal and external fundamental data inputs. Market price quotations are obtained from independent energy brokers, exchanges, direct communication with market participants and actual transactions executed by MidAmerican Energy. Market price quotations for certain major electricity and natural gas trading hubs are generally readily obtainable for the applicable term of MidAmerican Energy's outstanding derivative contracts; therefore, MidAmerican Energy's forward price curves for those locations and periods reflect observable market quotes. Market price quotations for other electricity and natural gas trading hubs are not as readily obtainable due to the length of the contract. Given that limited market data exists for these contracts, as well as for those contracts that are not actively traded, MidAmerican Energy uses forward price curves derived from internal models based on perceived pricing relationships to major trading hubs that are based on unobservable inputs. The estimated fair value of these derivative contracts is a function of underlying forward commodity prices, interest rates, related volatility, counterparty creditworthiness and duration of contracts. Refer to Note 6 for further discussion regarding MidAmerican Energy's risk management and hedging activities.

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

The following table reconciles the beginning and ending balances of MidAmerican Energy's assets measured at fair value on a recurring basis using significant Level 3 inputs for the years ended December 31 (in millions):

	Commodity Derivatives			Debt Securities
	2011	2010	2009	2011	2010	2009

Beginning balance	$14	$21	$40	$20	$16	$16
Changes included in earnings(1)	23	14	22	—	—	—
Changes in fair value recognized in OCI	(3)	—	—	1	4	—
Changes in fair value recognized in regulatory assets and liabilities	12	5	17	—	—	—
Sales	—	—	—	(5)	—	—
Settlements	(25)	(29)	(58)	—	—	—
Transfers to Level 2	—	3	—	—	—	—
Transfers from Level 2	1	—	—	—	—	—
Ending balance	$22	$14	$21	$16	$20	$16

(1)
Changes included in earnings are reported as nonregulated operating revenue on the Consolidated Statements of Operations. Net unrealized gains included in earnings for the years ended December 31, 2011, 2010 and 2009, related to commodity derivatives held at December 31, 2011 , 2010 and 2009, totaled $15 million, $8 million and $15 million, respectively.

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

	2011		2010
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$3,115	$3,620	$2,865	$3,161

(6)	Risk Management and Hedging Activities

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

MidAmerican Energy has established a risk management process that is designed to identify, assess, monitor, report, manage and mitigate each of the various types of risk involved in its business. To mitigate a portion of its commodity price risk, MidAmerican Energy uses commodity derivative contracts, which may include forwards, futures, options, swaps and other agreements, to effectively secure future supply or sell future production generally at fixed prices. MidAmerican Energy manages its interest rate risk by limiting its exposure to variable interest rates primarily through the issuance of fixed-rate long-term debt and by monitoring market changes in interest rates. Additionally, MidAmerican Energy may from time to time enter into interest rate derivative contracts, such as interest rate swaps or locks, to mitigate its exposure to interest rate risk. MidAmerican Energy does not hedge all of its commodity price and interest rate risks, thereby exposing the unhedged portion to changes in market prices.

There have been no significant changes in MidAmerican Energy's accounting policies related to derivatives. Refer to Notes 2 and 5 for additional information on derivative contracts.

The following table, which reflects master netting arrangements and excludes contracts that have been designated as normal under the normal purchases or normal sales exception afforded by GAAP, summarizes the fair value of MidAmerican Energy's derivative contracts, on a gross basis, and reconciles those amounts to the amounts presented on a net basis on the Consolidated Balance Sheets (in millions):

	Balance Sheet Classifications
	Current	Other	Current	Other
	Assets	Assets	Liabilities	Liabilities
	- Other	- Other	- Other	- Other	Total
As of December 31, 2011
Not designated as hedging contracts(1):
Commodity assets	$60	$6	$6	$1	$73
Commodity liabilities	(29)	(2)	(73)	(41)	(145)
Total	31	4	(67)	(40)	(72)

Designated as cash flow hedging contracts:
Commodity assets	—	—	1	—	1
Commodity liabilities	(6)	—	(21)	(17)	(44)
Total	(6)	—	(20)	(17)	(43)

Total derivatives	25	4	(87)	(57)	(115)
Cash collateral receivable	—	—	28	5	33
Total derivatives - net basis	$25	$4	$(59)	$(52)	$(82)

As of December 31, 2010
Not designated as hedging contracts(1):
Commodity assets	$19	$5	$12	$2	$38
Commodity liabilities	(2)	(2)	(47)	(13)	(64)
Total	17	3	(35)	(11)	(26)

Designated as cash flow hedging contracts:
Commodity assets	1	2	2	1	6
Commodity liabilities	(1)	(1)	(31)	(6)	(39)
Total	—	1	(29)	(5)	(33)

Total derivatives	17	4	(64)	(16)	(59)
Cash collateral receivable	—	—	11	3	14
Total derivatives - net basis	$17	$4	$(53)	$(13)	$(45)

(1)
MidAmerican Energy's commodity derivatives not designated as hedging contracts are generally included in regulated rates. Accordingly, as of December 31, 2011 and 2010, a net regulatory asset of $73 million and $27 million, respectively, was recorded related to the net derivative liability of $72 million and $26 million, respectively.

Not Designated As Hedging Contracts

The following table reconciles the beginning and ending balances of MidAmerican Energy's net regulatory assets (liabilities) and summarizes the pre-tax gains and losses on commodity derivative contracts recognized in net regulatory assets (liabilities), as well as amounts reclassified to earnings for the years ended December 31 (in millions):

	2011	2010	2009

Beginning balance	$27	$(14)	$4
Changes in fair value recognized in net regulatory assets (liabilities)	76	23	(45)
Net gains reclassified to operating revenue	—	16	71
Net gains reclassified to cost of fuel, energy and capacity	8	18	22
Net losses reclassified to cost of gas sold	(38)	(16)	(66)
Ending balance	$73	$27	$(14)

The following table summarizes the pre-tax gains (losses) included on the Consolidated Statements of Operations associated with MidAmerican Energy's derivative contracts not designated as hedging contracts and not recorded as a net regulatory asset or liability for the years ended December 31 (in millions):

	2011	2010	2009

Nonregulated operating revenue	$18	$20	$22
Regulated cost of gas sold	—	3	1
Nonregulated cost of sales	(13)	(15)	(12)
Total	$5	$8	$11

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

The following table reconciles the beginning and ending balances of MidAmerican Energy's accumulated other comprehensive loss (pre-tax) and summarizes pre-tax gains and losses on derivative contracts designated and qualifying as cash flow hedges recognized in OCI, as well as amounts reclassified to earnings for the years ended December 31 (in millions):

	2011	2010	2009

Beginning balance	$34	$63	$80
Net losses recognized in OCI	27	14	77
Net losses reclassified to nonregulated cost of sales	(18)	(43)	(94)
Ending balance	$43	$34	$63

Realized gains and losses on hedges and hedge ineffectiveness are recognized in income as nonregulated operating revenue or nonregulated cost of sales depending upon the nature of the item being hedged. For the years ended December 31, 2011, 2010 and 2009, hedge ineffectiveness was insignificant. As of December 31, 2011, MidAmerican Energy had cash flow hedges with expiration dates extending through December 2015, and $27 million of pre-tax net unrealized losses are forecasted to be reclassified from AOCI into earnings over the next twelve months as contracts settle.

Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding derivative contracts with fixed price terms that comprise the mark-to-market values as of December 31 (in millions):

	Unit of
	Measure	2011	2010

Electricity purchases	Megawatt hours	8	2
Natural gas purchases	Decatherms	62	53
Fuel purchases	Gallons	2	4

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

Collateral and Contingent Features

In accordance with industry practice, certain wholesale derivative contracts contain provisions that require MidAmerican Energy to maintain specific credit ratings from one or more of the major credit rating agencies on its senior unsecured debt. These derivative contracts may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance" in the event of a material adverse change in MidAmerican Energy's creditworthiness. These rights can vary by contract and by counterparty. As of December 31, 2011, MidAmerican Energy's credit ratings from the three recognized credit rating agencies were investment grade.

The aggregate fair value of MidAmerican Energy's derivative contracts in liability positions with specific credit-risk-related contingent features totaled $122 million and $80 million as of December 31, 2011 and 2010, respectively, for which MidAmerican Energy had posted collateral of $- million. If all credit-risk-related contingent features for derivative contracts in liability positions had been triggered as of December 31, 2011 and 2010, MidAmerican Energy would have been required to post $109 million and $65 million, respectively, of additional collateral. MidAmerican Energy's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors.

(7)	Investments and Nonregulated Property, Net

Investments and nonregulated property, net consists of the following amounts as of December 31 (in millions):

	2011	2010

Nuclear decommissioning trust	$306	$295
Rabbi trusts	156	151
Auction rate securities	16	20
Non-utility property, net of accumulated depreciation of $9 and $8, respectively	15	15
Coal transportation property, net of accumulated depreciation of $4 and $4, respectively	8	8
Other	2	1
Total	$503	$490

MidAmerican Energy has established a trust for the investment of funds for decommissioning the Quad Cities Station. These investments in debt and equity securities are classified as available-for-sale and are reported at fair value. Funds are invested in the trust in accordance with applicable federal investment guidelines and are restricted for use as reimbursement for costs of decommissioning the Quad Cities Station, which are currently licensed for operation until December 2032. As of December 31, 2011 and 2010, 55% and 57%, respectively, of the fair value of the trust's funds was invested in domestic common equity securities, 10% and 11%, respectively, in domestic corporate debt securities and the remainder in investment grade municipal and United States government securities.

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

MidAmerican Energy has investments in interest bearing auction rate securities with a par values of $35 million and $40 million as of December 31, 2011 and 2010, respectively, and remaining maturities of 6 to 24 years. MidAmerican Energy considers the securities to be temporarily impaired, except for an other-than-temporary impairment of $3 million, after-tax, recorded in 2008, and has recorded unrealized losses on the securities of $8 million and $9 million, after tax, in AOCI as of December 13, 2011 and 2010, respectively. MidAmerican Energy does not intend to sell or expect to be required to sell the securities until the remaining principal investment is collected.

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

The total outstanding cumulative preferred securities of MidAmerican Energy are not subject to mandatory redemption requirements, may be redeemed at the option of MidAmerican Energy at prices which, in the aggregate, totaled $28 million as of December 31, 2011 and 2010. The aggregate total the holders of all preferred securities outstanding as of December 31, 2011 and 2010, were entitled to upon involuntary bankruptcy was $27 million, plus accrued dividends. Annual dividend requirements for all preferred securities outstanding at December 31, 2011, total $1 million.

(9)	Long-Term Debt

MidAmerican Energy's annual sinking fund requirements and maturities of long-term debt for the next five years are $- for 2012, $944 million for 2013, $350 million for 2014, $1 million for 2015 and $34 million for 2016. Refer to MidAmerican Energy's Consolidated Statements of Capitalization for detail of long-term debt.

In conjunction with the construction of wind-powered generating facilities, MidAmerican Energy has accrued in gross utility plant in service amounts it is not contractually obligated to pay until December 2013. The amounts ultimately payable were discounted at 1.46% and recognized upon delivery of the equipment as long-term debt. The discount is being amortized as interest expense over the period until payment is due using the effective interest method. As of December 31, 2011, $650 million of such debt, net of associated discount, was outstanding.

In December 2011, MidAmerican Energy redeemed its 5.65% senior notes due July 2012 at a redemption price in accordance with the terms of the indenture. The $12 million call premium was deferred as a regulatory asset and will be amortized through 2013, consistent with the treatment of such amounts in establishing rates.

MidAmerican Energy's Variable Rate Tax-Exempt Obligations, including the tax-exempt bonds discussed below, bear interest at rates that are periodically established through remarketing of the bonds in the short-term tax-exempt market. MidAmerican Energy, at its option, may change the mode of interest calculation for these bonds by selecting from among several floating or fixed rate alternatives. The interest rates shown on the Consolidated Statements of Capitalization are the weighted average interest rates as of December 31, 2011 and 2010. MidAmerican Energy maintains revolving credit facility agreements to provide liquidity for holders of these issues.

The indenture pertaining to MidAmerican Energy's unsecured senior notes provides that if MidAmerican Energy were to issue secured debt in the future, then such unsecured senior notes, as may then be existing, would equally and ratably be secured thereby. As of December 31, 2011, MidAmerican Energy was in compliance with all of its applicable long-term debt covenants.

In March 1999, MidAmerican Energy committed to the IUB to use commercially reasonable efforts to maintain an investment grade rating on its long-term debt and to maintain its common equity level above 42% of total capitalization unless circumstances beyond its control result in the common equity level decreasing to below 39% of total capitalization. MidAmerican Energy must seek the approval from the IUB of a reasonable utility capital structure if MidAmerican Energy's common equity level decreases below 42% of total capitalization, unless the decrease is beyond the control of MidAmerican Energy. MidAmerican Energy is also required to seek the approval of the IUB if MidAmerican Energy's equity level decreases to below 39%, even if the decrease is due to circumstances beyond the control of MidAmerican Energy. As of December 31, 2011, MidAmerican Energy's common equity ratio was 50% computed on a basis consistent with its commitment. As a result of its regulatory commitment to maintain its common equity level above certain thresholds, MidAmerican Energy could dividend $969 million as of December 31, 2011, without falling below 42%.

(10)    Short-Term Debt and Revolving Credit Facilities

Interim financing of working capital needs and the construction program is obtained from unaffiliated parties through the sale of commercial paper or short-term borrowing from banks. MidAmerican Energy has an unsecured credit facility with $645 million available until July 2012 and $530 million until July 2013, which supports MidAmerican Energy's commercial paper program and its variable-rate tax-exempt bond obligations. The facility has a variable interest rate based on the London Interbank Offered Rate ("LIBOR") plus a spread that varies based on MidAmerican Energy's credit ratings for its senior unsecured long-term debt securities, or a base rate, at MidAmerican Energy's option. In addition, MidAmerican Energy has a $5 million unsecured credit facility, which expires in June 2012 and has a variable interest rate based on LIBOR plus a spread. As of December 31, 2011, and 2010, MidAmerican Energy had no borrowings outstanding under its credit facilities, had no commercial paper borrowings outstanding and had $195 million of the $645 million revolving credit facility reserved to support the variable-rate tax-exempt bond obligations. Accordingly, $455 million of the two credit facilities was available. The $645 million revolving credit agreement requires that MidAmerican Energy's ratio of consolidated debt, including current maturities, to total capitalization not exceed 0.65 to 1.0 as of the last day of any quarter. As of December 31, 2011, MidAmerican Energy was in compliance with the covenants of its revolving credit facilities. MidAmerican Energy has authority from the FERC to issue commercial paper and bank notes aggregating $750 million through October 30, 2012.

(11)	Asset Retirement Obligations

MidAmerican Energy estimates its ARO liabilities based upon detailed engineering calculations of the amount and timing of the future cash spending for a third party to perform the required work. Spending estimates are escalated for inflation and then discounted at a credit-adjusted, risk-free rate. Changes in estimates could occur for a number of reasons, including plan revisions, inflation and changes in the amount and timing of the expected work.

MidAmerican Energy does not recognize liabilities for AROs for which the fair value cannot be reasonably estimated. Due to the indeterminate removal date, the fair value of the associated liabilities on certain transmission, distribution and other assets cannot currently be estimated, and no amounts are recognized on the Consolidated Financial Statements other than those included in the cost of removal regulatory liability established via approved depreciation rates in accordance with accepted regulatory practices. These accruals totaled $603 million and $578 million as of December 31, 2011 and 2010, respectively.

The following table reconciles the beginning and ending balances of MidAmerican Energy's ARO liabilities for the years ended December 31, (in millions):

	2011	2010

Beginning balance	$220	$212
Change in estimated costs	50	(2)
Additions	10	—
Retirements	—	(2)
Accretion	13	12
Ending balance	$293	$220

Reflected as:
Other current liabilities	$—	$4
Asset retirement obligations	293	216
	$293	$220

Investment in trust funds	$306	$295

MidAmerican Energy's most significant ARO liabilities relate to the decommissioning of Quad Cities Station. The 2011 change in estimated costs is primarily the result of a new valuation study conducted by the operator of Quad Cities Station, consistent with its practice of periodically performing such studies. The revision decreased regulatory liabilities and did not impact net income. As of December 31, 2011 and 2010, $230 million and $178 million, respectively, of the total ARO liability pertained to the decommissioning of Quad Cities Station. The fair value of the assets held in the trust is reflected in investments and nonregulated property, net, on the Consolidated Balance Sheets, and funds are restricted for satisfying the Quad Cities Station ARO liability.

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

MidAmerican Energy also sponsors certain postretirement healthcare and life insurance benefits covering substantially all retired employees of MEHC and its domestic energy subsidiaries other than PacifiCorp. Under the plans, a majority of all employees of the participating companies may become eligible for these benefits if they reach retirement age. New employees are not eligible for benefits under the plans. Effective January 1, 2012, MidAmerican Energy changed the medical benefits for all Medicare-eligible participants in its other postretirement benefit plan. Medicare-eligible participants now enroll in individual medical plans, rather than company-sponsored plans, under which MidAmerican Energy contributes fixed amounts to the participant's health reimbursement account. As a result of this change, MidAmerican Energy's benefit obligation for its other postretirement benefit plan and its related regulatory assets decreased $18 million as of December 31, 2011. MidAmerican Energy has been allowed to recover accrued pension and other postretirement benefit costs in its electric and gas service rates.

In March 2010, the President signed into law healthcare reform legislation that included provisions to reduce the tax deductibility of other postretirement costs by the amount of retiree drug subsidies received from the federal government beginning after December 31, 2012. As a result of this legislation, MidAmerican Energy increased deferred income tax liabilities and, consistent with the expectation that such additional income tax expense amounts are probable of inclusion in regulated rates, recorded a $7 million increase to net regulatory assets.

Net Periodic Benefit Cost

For purposes of calculating the expected return on pension plan assets, a market-related value is used. The market-related value of plan assets is calculated by spreading the difference between expected and actual investment returns on equity investments over a five-year period beginning after the first year in which they occur.

MidAmerican Energy bills to and is reimbursed currently for affiliates' share of the net periodic benefit costs from all plans in which such affiliates participate. In 2011, 2010 and 2009, MidAmerican Energy's share of pension cost was $9 million, $9 million and $9 million, respectively. MidAmerican Energy's share of other postretirement cost in 2011, 2010 and 2009 totaled $- million, $1 million and $2 million, respectively.

Net periodic benefit cost for the plans of MidAmerican Energy and the aforementioned affiliates included the following components for the years ended December 31 (in millions):

	Pension			Other Postretirement
	2011	2010	2009	2011	2010	2009

Service cost	$18	$17	$19	$4	$4	$3
Interest cost	39	39	42	10	11	10
Expected return on plan assets	(43)	(40)	(42)	(13)	(13)	(11)
Net amortization	—	—	(2)	(2)	(2)	(1)
Net periodic benefit cost (benefit)	$14	$16	$17	$(1)	$—	$1

Funded Status

The following table is a reconciliation of the fair value of plan assets for the years ended December 31 (in millions):

	Pension		Other Postretirement
	2011	2010	2011	2010

Plan assets at fair value, beginning of year	$546	$497	$216	$204
Employer contributions	55	24	2	2
Participant contributions	—	—	7	8
Actual return on plan assets	—	62	4	20
Benefits paid	(46)	(37)	(16)	(18)
Plan assets at fair value, end of year	$555	$546	$213	$216

The following table is a reconciliation of the benefit obligations for the years ended December 31 (in millions):

	Pension		Other Postretirement
	2011	2010	2011	2010

Benefit obligation, beginning of year	$738	$687	$189	$201
Service cost	18	17	4	4
Interest cost	39	39	10	11
Participant contributions	—	—	7	8
Plan amendments	—	—	(18)	(7)
Actuarial loss (gain)	50	32	22	(10)
Benefits paid, net of Medicare subsidy	(46)	(37)	(16)	(18)
Benefit obligation, end of year	$799	$738	$198	$189
Accumulated benefit obligation, end of year	$771	$707

The funded status of the plans and the amounts recognized on the Consolidated Balance Sheets as of December 31 are as follows (in millions):

	Pension		Other Postretirement
	2011	2010	2011	2010

Plan assets at fair value, end of year	$555	$546	$213	$216
Less - Benefit obligation, end of year	799	738	198	189
Funded status	$(244)	$(192)	$15	$27

Amounts recognized on the Consolidated Balance Sheets:
Other assets	$—	$—	$15	$27
Other current liabilities	(8)	(8)	—	—
Other liabilities	(236)	(184)	—	—
Amounts recognized	$(244)	$(192)	$15	$27

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

The SERP has no plan assets; however, MidAmerican Energy and MEHC have Rabbi trusts that hold corporate-owned life insurance and other investments to provide funding for the future cash requirements of the SERP. The cash surrender value of all of the policies included in the Rabbi trusts, net of amounts borrowed against the cash surrender value, plus the fair market value of other Rabbi trust investments, was $129 million and $125 million as of December 31, 2011 and 2010, respectively, of which $92 million and $89 million was held by MidAmerican Energy as of December 31, 2011 and 2010, respectively, with the remainder held by MEHC. These assets are not included in the plan assets in the above table, but are reflected in investments and nonregulated property, net on the Consolidated Balance Sheets. The portion of the pension plans' projected benefit obligation related to the SERP was $117 million and $109 million as of December 31, 2011 and 2010, respectively.

Unrecognized Amounts

The portion of the funded status of the plans not yet recognized in net periodic benefit cost as of December 31 is as follows (in millions):

	Pension		Other Postretirement
	2011	2010	2011	2010

Net loss	$111	$18	$48	$21
Prior service cost (credit)	4	5	(58)	(43)
Curtailment gain	—	(1)	—	—
Total	$115	$22	$(10)	$(22)

A reconciliation of the amounts not yet recognized as components of net periodic benefit cost for the years ended December 31, 2011 and 2010 is as follows (in millions):

	Regulatory Asset	Regulatory Liability	Receivables (Payables) with Affiliates	Total
Pension
Balance, December 31, 2009	$10	$(9)	$11	$12
Net loss (gain) arising during the year	4	7	(1)	10
Net amortization	—	1	(1)	—
Total	4	8	(2)	10
Balance, December 31, 2010	14	(1)	9	22
Net loss arising during the year	85	1	7	93
Net amortization	—	—	—	—
Total	85	1	7	93
Balance, December 31, 2011	$99	$—	$16	$115

	Regulatory Asset	Regulatory Liability	Receivables (Payables) with Affiliates	Deferred Income Taxes	Total
Other Postretirement
Balance, December 31, 2009	$6	$—	$(13)	$7	$—
Net gain arising during the year	(6)	(11)	—	—	(17)
Prior service credit arising during the year	—	(5)	(2)	—	(7)
Income tax benefits no longer realizable(1)	—	7	—	(7)	—
Net amortization	—	1	1	—	2
Total	(6)	(8)	(1)	(7)	(22)
Balance, December 31, 2010	—	(8)	(14)	—	(22)
Net loss arising during the year	16	8	5	—	29
Prior service credit arising during the year	(15)	—	(4)	—	(19)
Net amortization	1	—	1	—	2
Total	2	8	2	—	12
Balance, December 31, 2011	$2	$—	$(12)	$—	$(10)

(1)
Represents adjustments to regulatory assets associated with income tax benefits that will no longer be realized when the net periodic benefit cost is recognized as a result of the healthcare reform legislation.

The net loss and prior service cost (credit) that will be amortized in 2012 into net periodic benefit cost are estimated to be as follows (in millions):

	Net Loss	Prior Service Cost (Credit)	Total

Pension	$3	$1	$4
Other postretirement	3	(6)	(3)
Total	$6	$(5)	$1

Plan Assumptions

Assumptions used to determine benefit obligations and net periodic benefit cost were as follows:

	Pension			Other Postretirement
	2011	2010	2009	2011	2010	2009
Benefit obligations as of December 31:
Discount rate	4.75%	5.50%	6.00%	4.75%	5.50%	6.00%
Rate of compensation increase	3.50%	3.50%	3.00%	N/A	N/A	N/A

Net periodic benefit cost for the years ended December 31:
Discount rate	5.50%	6.00%	6.50%	5.50%	6.00%	6.50%
Expected return on plan assets(1)	7.50%	7.50%	7.50%	7.50%	7.50%	7.50%
Rate of compensation increase	3.50%	3.00%	4.00%	N/A	N/A	N/A

(1)	Amounts reflected are pre-tax values. Assumed after-tax returns for a taxable, non-union other postretirement plan were 5.75% for 2011, 5.75% for 2010 and 6.19% for 2009.

	2011	2010
Assumed healthcare cost trend rates as of December 31:
Healthcare cost trend rate assumed for next year	7.40%	8.00%
Rate that the cost trend rate gradually declines to	5.00%	5.00%
Year that the rate reaches the rate it is assumed to remain at	2016	2016

In establishing its assumption as to the expected return on plan assets, MidAmerican Energy utilizes the expected asset allocation and return assumptions for each asset class based on historical performance and forward-looking views of the financial markets.

A one percentage-point change in assumed healthcare cost trend rates would have the following effects (in millions):

	One Percentage-Point
	Increase	Decrease
Increase (decrease) in:
Total service and interest cost	$—	$—
Other postretirement benefit obligation	3	(2)

Contributions and Benefit Payments

Employer contributions to the pension and other postretirement benefit plans are expected to be $32 million and $- million, respectively, during 2012. Funding to MidAmerican Energy's pension benefit plan trust is based upon the actuarially determined costs of the plan and the requirements of the Internal Revenue Code, the Employee Retirement Income Security Act of 1974 and the Pension Protection Act of 2006, as amended. MidAmerican Energy considers contributing additional amounts from time to time in order to achieve certain funding levels specified under the Pension Protection Act of 2006, as amended. MidAmerican Energy's funding policy for its other postretirement benefit plan is to contribute an amount equal to the sum of the net periodic benefit cost.

Net periodic benefit costs assigned to MidAmerican Energy affiliates are reimbursed currently in accordance with its intercompany administrative services agreement. The expected benefit payments to participants in MidAmerican Energy's pension and other postretirement benefit plans for 2012 through 2016 and for the five years thereafter are summarized below (in millions):

	Projected Benefit Payments
	Pension	Other Postretirement

2012	$52	$14
2013	53	15
2014	56	16
2015	56	16
2016	59	17
2017-21	316	91

Plan Assets

Investment Policy and Asset Allocations

MidAmerican Energy's investment policy for its pension and other postretirement benefit plans is to balance risk and return through a diversified portfolio of debt securities, equity securities and other alternative investments. Maturities for debt securities are managed to targets consistent with prudent risk tolerances. The plans retain outside investment advisors to manage plan investments within the parameters outlined by the MidAmerican Energy Pension and Employee Benefits Plans Administrative Committee. The investment portfolio is managed in line with the investment policy with sufficient liquidity to meet near-term benefit payments. The return on assets assumption for each plan is based on a weighted-average of the expected historical performance for the types of assets in which the plans invest.

The target allocations (percentage of plan assets) for MidAmerican Energy's pension and other postretirement benefit plan assets are as follows as of December 31, 2011:

	Pension	Other Postretirement

Debt securities(1)	20-30%	25-35%
Equity securities(1)	65-75%	60-80%
Real estate funds	0-10%	-%
Other	0-5%	0-5%

(1)	For purposes of target allocation percentages and consistent with the plans' investment policy, investment funds have been allocated based on the underlying investments in debt and equity securities.

Fair Value Measurements

The following table presents the fair value of plan assets, by major category, for MidAmerican Energy's defined benefit pension plan (in millions):

	Input Levels for Fair Value Measurements(1)
	Level 1	Level 2	Level 3	Total
As of December 31, 2011
Cash equivalents	$—	$9	$—	$9
Debt securities:
United States government obligations	6	—	—	6
Corporate obligations	—	29	—	29
Municipal obligations	—	5	—	5
Agency, asset and mortgage-backed obligations	—	35	—	35
Equity securities:
United States companies	115	—	—	115
Investment funds(2)	76	256	—	332
Real estate funds	—	—	24	24
Total	$197	$334	$24	$555

As of December 31, 2010
Cash equivalents	$—	$11	$—	$11
Debt securities:
United States government obligations	9	—	—	9
Corporate obligations	—	25	—	25
Municipal obligations	—	3	—	3
Agency, asset and mortgage-backed obligations	—	29	—	29
Equity securities:
United States companies	123	—	—	123
Investment funds(2)	73	256	—	329
Real estate funds	—	—	17	17
Total	$205	$324	$17	$546

(1)	Refer to Note 5 for additional discussion regarding the three levels of the fair value hierarchy.

(2)
Investment funds are comprised of mutual funds and collective trust funds. These funds consist of equity and debt securities of approximately 77% and 23%, respectively, for 2011 and 78% and 22%, respectively, for 2010. Additionally, these funds are invested in United States and international securities of approximately 79% and 21%, respectively, for 2011 and 76% and 24%, respectively, for 2010.

The following table presents the fair value of plan assets, by major category, for MidAmerican Energy's defined benefit other postretirement plans (in millions):

	Input Levels for Fair Value Measurements(1)
	Level 1	Level 2	Level 3	Total
As of December 31, 2011
Cash equivalents	$6	$—	$—	$6
Debt securities:
United States government obligations	6	—	—	6
Corporate obligations	—	7	—	7
Municipal obligations	—	30	—	30
Agency, asset and mortgage-backed obligations	—	12	—	12
Equity securities:
United States companies	88	—	—	88
Investment funds(2)	64	—	—	64
Total	$164	$49	$—	$213

As of December 31, 2010
Cash equivalents	$6	$—	$—	$6
Debt securities:
United States government obligations	3	—	—	3
Corporate obligations	—	12	—	12
Municipal obligations	—	28	—	28
Agency, asset and mortgage-backed obligations	—	8	—	8
Equity securities:
United States companies	85	—	—	85
Investment funds(2)	74	—	—	74
Total	$168	$48	$—	$216

(1)	Refer to Note 5 for additional discussion regarding the three levels of the fair value hierarchy.

(2)
Investment funds are comprised of mutual funds and collective trust funds. These funds consist of equity and debt securities of approximately 83% and 17%, respectively, for 2011 and 81% and 19%, respectively, for 2010. Additionally, these funds are invested in United States and international securities of approximately 59% and 41%, respectively, for 2011 and 2010.

When available, a readily observable quoted market price or net asset value of an identical security in an active market is used to record the fair value. In the absence of a quoted market price or net asset value of an identical security, the fair value is determined using pricing models or net asset values based on observable market inputs and quoted market prices of securities with similar characteristics. When observable market data is not available, the fair value is determined using unobservable inputs, such as estimated future cash flows, purchase multiples paid in other comparable third-party transactions or other information. The real estate funds determine fair value of their underlying assets using independent appraisals given there is no current liquid market for the underlying assets. The following table reconciles the beginning and ending balances of MidAmerican Energy's pension plan assets measured at fair value using significant Level 3 inputs for the years ended December 31, (in millions):

	Real Estate Funds
	2011	2010	2009
Beginning balance	$17	$15	$27
Actual return on plan assets still held at period end	4	2	(9)
Purchases	3	—	—
Sales	—	—	(3)
Ending balance	$24	$17	$15

MidAmerican Energy sponsors a defined contribution plan ("401(k) plan") covering substantially all employees. MidAmerican Energy's contributions are based primarily on each participant's level of contribution and cannot exceed the maximum allowable for tax purposes. MidAmerican Energy's contributions to the plan were $15 million, $15 million, and $12 million for the years ended December 31, 2011, 2010 and 2009, respectively. As previously described, certain participants now receive enhanced benefits in the 401(k) plan and no longer accrue benefits in the noncontributory defined benefit pension plans.

(13)	Income Taxes

MidAmerican Energy's income tax (benefit) expense consists of the following for the years ended December 31 (in millions):

	2011	2010	2009
Current:
Federal	$(474)	$(161)	$(204)
State	(6)	(25)	(21)
	(480)	(186)	(225)
Deferred:
Federal	453	125	212
State	11	14	(12)
	464	139	200

Investment tax credits	(1)	(2)	(2)
Total	$(17)	$(49)	$(27)

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense is as follows for the years ended December 31:

	2011	2010	2009

Federal statutory income tax rate	35%	35%	35%
Amortization of investment tax credit	(1)	(1)	(1)
State income tax, net of federal income tax benefit	7	7	7
Renewable electricity production tax credits	(31)	(26)	(22)
Income tax method changes	(12)	(20)	(17)
Effects of ratemaking	(4)	(10)	(9)
Other, net	—	(1)	(1)
Effective federal and state income tax rate	(6)%	(16)%	(8)%

MidAmerican Energy's wind-powered generating facilities are eligible for federal renewable electricity production tax credits for 10 years from the date the facilities were placed in-service. A credit of $0.022 per kilowatt hour was applied to 2011 production.

In 2009 and 2010, MidAmerican Energy changed the methods by which it determines current income tax deductions for administrative and general costs ("A&G Deduction") and repair costs ("Repairs Deduction") related to certain of its regulated utility assets. These changes result in current deductibility for those costs, which are capitalized for book purposes. MidAmerican Energy was allowed to retroactively apply the method changes and deduct amounts related to prior years' costs on the tax return that includes the year of change. State utility rate regulation in Iowa requires that the tax effect of certain temporary differences be flowed through immediately to customers. Therefore, amounts that would otherwise have been recognized in income tax expense have been included as changes in regulatory assets. This treatment of such temporary differences impacts income tax expense and effective tax rates from year to year.

Accordingly, MidAmerican Energy's A&G Deduction computed for tax years prior to 2010 resulted in the recognition of $44 million of net tax benefits in earnings for the year ended December 31, 2010. Additionally, earnings for the year ended December 31, 2010, reflect $17 million of net tax benefits recognized in connection with the Repairs Deduction for tax years prior to 2010 related to MidAmerican Energy's regulated natural gas utility assets and jointly owned regulated electric utility assets. The Repairs Deduction for prior tax years related to the majority of MidAmerican Energy's regulated electric utility assets resulted in the recognition of $55 million of net tax benefits in earnings for the year ended December 31, 2009. Additionally, regulatory assets increased $88 million and $95 million for the 2010 and 2009 method changes, respectively, in recognition of MidAmerican Energy's ability to recover increased tax expense when such temporary differences reverse.

In 2011, MidAmerican Energy recognized $35 million of net tax benefits in conjunction with the partial resolution of certain tax issues related to tax positions taken for these income tax method changes. The ongoing impact of these method changes, along with other items recognized currently in income tax expense as the result of ratemaking, is reflected in the effects of ratemaking line above.

MidAmerican Energy's net deferred income tax liability consists of the following as of December 31 (in millions):

	2011	2010
Deferred income tax assets:
Regulatory liabilities	$300	$303
Employee benefits	96	73
Derivative contracts	48	24
Asset retirement obligations	122	91
Other	56	68
Total deferred income tax assets	622	559

Deferred income tax liabilities:
Depreciable property	(2,183)	(1,675)
Regulatory assets	(333)	(234)
Other	(18)	(11)
Total deferred income tax liabilities	(2,534)	(1,920)

Net deferred income tax liability	$(1,912)	$(1,361)

Reflected as:
Current assets - other	$6	$7
Deferred income taxes	(1,918)	(1,368)
	$(1,912)	$(1,361)

In December 2010, the President signed the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 into law, which provided for 100% bonus tax depreciation for qualifying property purchased and placed in service after September 8, 2010, and prior to January 1, 2012. Accordingly, depreciable property deferred income tax liabilities increased from bonus depreciation on qualifying assets placed in service, including the 594 megawatts of wind-powered generation assets placed in service during 2011.

As of December 31, 2011, MidAmerican Energy has available $4 million of state carryforwards, principally for net operating losses, that expire at various intervals between 2014 and 2031.

The United States Internal Revenue Service has closed examination of MEHC's income tax returns through February 2006, including components related to MidAmerican Energy. In addition, state jurisdictions have closed examination of MidAmerican Energy's income tax returns through at least 2003.

A reconciliation of the beginning and ending balances of MidAmerican Energy's net unrecognized tax benefits is as follows for the years ended December 31 (in millions):

	2011	2010

Beginning balance	$79	$40
Additions based on tax positions related to the current year	8	(2)
Additions for tax positions of prior years	4	44
Reductions based on tax positions related to the current year	(2)	—
Reductions for tax positions of prior years	(41)	(2)
Statute of limitations	(1)	(3)
Interest and penalties	(1)	2
Ending balance	$46	$79

As of December 31, 2011 and 2010, substantially all of MidAmerican Energy's unrecognized tax benefits of $46 million and $79 million, respectively, if recognized, would have an impact on the effective tax rate. The unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility.

(14)	Commitments and Contingencies

Commitments

MidAmerican Energy had the following firm commitments that are not reflected on the Consolidated Balance Sheets. Minimum payments as of December 31, 2011, are as follows (in millions):

						2017 and
	2012	2013	2014	2015	2016	Thereafter	Total
Contract type:
Coal and natural gas for generation	$241	$148	$89	$40	$3	$—	$521
Electric capacity and transmission	29	28	25	24	22	122	250
Natural gas contracts for gas operations	129	56	44	25	15	25	294
Construction commitments	108	132	62	427	—	—	729
Operating leases, easements and
maintenance and services contracts	31	25	20	14	14	331	435
	$538	$389	$240	$530	$54	$478	$2,229

Coal, Natural Gas, Electric Capacity and Transmission Commitments

MidAmerican Energy has coal supply and related transportation and lime contracts for its coal-fueled generating facilities. The contracts have expiration dates ranging from 2012 to 2016. MidAmerican Energy expects to supplement the coal contracts with additional contracts and spot market purchases to fulfill its future coal supply needs. Additionally, MidAmerican Energy has a natural gas transportation contract, which expires in 2012, for a natural gas-fueled generating facility.

MidAmerican Energy also has various natural gas supply and transportation contracts for its gas operations that have expiration dates ranging from 2012 to 2024.

MidAmerican Energy has contracts to purchase electric capacity to meet its electric system energy requirements. The contracts have expiration dates ranging from 2012 to 2028. MidAmerican Energy also has contracts for the right to transmit electricity over other entities' transmission lines that have expiration dates ranging from 2012 to 2017.

Construction Commitments

MidAmerican Energy's firm construction commitments reflected in the table above include the following major construction projects. MidAmerican Energy is constructing 407 megawatts of wind-powered generation that it expects to place in service in 2012. Additionally, MidAmerican Energy has contracts for the construction of emissions control equipment at two of its jointly owned generating facilities to address air quality requirements. MidAmerican Energy's share of the resulting firm commitments is reflected in the table.

Operating Leases, Easements and Maintenance and Services Contracts

MidAmerican Energy has non-cancelable operating leases with expiration dates from 2012 to 2016 primarily for rail cars, office space and computer equipment. MidAmerican Energy also has non-cancelable easements with expiration dates from 2034 to 2061 for land in Iowa on which its wind-powered generating facilities are located. Additionally, MidAmerican Energy has non-cancelable maintenance and services contracts related to various generating facilities with expiration dates from 2012 to 2027. Payments on non-cancelable operating leases, easements and maintenance and services contracts totaled $25 million, $21 million and $21 million for 2011, 2010 and 2009, respectively.

Guarantees

MidAmerican Energy is the lessee on operating leases for coal rail cars for which it guarantees of the residual value of such equipment throughout the term of the leases, which expire in 2013. Events triggering the residual guarantees include termination of the lease, loss of the equipment or purchase of the equipment. As of December 31, 2011, the maximum amount of such guarantees specified in these leases totaled $23 million.

Environmental Laws and Regulations

MidAmerican Energy is subject to federal, state and local laws and regulations regarding air and water quality, emissions performance standards, climate change, coal combustion byproduct disposal, hazardous and solid waste disposal, protected species and other environmental matters that have the potential to impact it's current and future operations. MidAmerican Energy believes it is in material compliance with all applicable laws and regulations.

Legal Matters

MidAmerican Energy is party to a variety of legal actions arising out of the normal course of business. Plaintiffs occasionally seek punitive or exemplary damages. MidAmerican Energy does not believe that such normal and routine litigation will have a material impact on its consolidated financial results.

(15)	Segment Information

MidAmerican Energy has identified three reportable operating segments: regulated electric, regulated gas and nonregulated energy. The regulated electric segment derives most of its revenue from regulated retail sales of electricity to residential, commercial, and industrial customers and from wholesale sales. The regulated gas segment derives most of its revenue from regulated retail sales of natural gas to residential, commercial, and industrial customers and also obtains revenue by transporting gas owned by others through its distribution system. Pricing for regulated electric and regulated gas sales are established separately by regulatory agencies; therefore, management also reviews each segment separately to make decisions regarding allocation of resources and in evaluating performance. The nonregulated energy segment derives most of its revenue from nonregulated retail electric and gas activities. Common operating costs, interest income, interest expense and income tax expense are allocated to each segment based on certain factors, which primarily relate to the nature of the cost. Refer to Note 13 for a discussion of income tax method changes and related items affecting income tax (benefit) expense for the regulated electric and gas operating segments.

The following tables provide information on an operating segment basis (in millions):

	Years Ended December 31,
	2011	2010	2009
Operating revenue:
Regulated electric	$1,662	$1,779	$1,715
Regulated gas	769	852	857
Nonregulated energy	1,070	1,179	1,121
Total operating revenue	$3,501	$3,810	$3,693

Depreciation and amortization:
Regulated electric	$301	$309	$301
Regulated gas	35	35	34
Total depreciation and amortization	$336	$344	$335

Operating income:
Regulated electric	$294	$319	$331
Regulated gas	66	64	70
Nonregulated energy	69	76	67
Total operating income	$429	$459	$468

Fixed charges:
Regulated electric	$133	$136	$139
Regulated gas	18	18	18
Total fixed charges	$151	$154	$157

Income tax expense (benefit):
Regulated electric	$(61)	$(84)	$(76)
Regulated gas	16	5	22
Nonregulated energy	28	30	27
Total income taxes	$(17)	$(49)	$(27)

Earnings on common stock:
Regulated electric	$243	$268	$275
Regulated gas	36	45	35
Nonregulated energy	39	44	39
Total earnings on common stock	$318	$357	$349

	As of December 31,
	2011	2010	2009
Utility construction expenditures:
Regulated electric	$505	$295	$396
Regulated gas	60	42	42
Total utility construction expenditures	$565	$337	$438

Total assets:
Regulated electric	$9,016	$7,780	$7,430
Regulated gas	1,159	1,033	956
Nonregulated energy	135	197	221
Total assets	$10,310	$9,010	$8,607

(16)	Related Party Transactions

The companies identified as affiliates of MidAmerican Energy are Berkshire Hathaway and its subsidiaries, including MEHC and its subsidiaries. The basis for the following transactions is provided for in service agreements between MidAmerican Energy and the affiliates.

MidAmerican Energy is reimbursed for charges incurred on behalf of its affiliates. The majority of these reimbursed expenses are for employee wages and benefits, insurance, building rent, computer costs, administrative services, travel expense, and general and administrative expense, such as treasury, legal and accounting functions. The amount of such reimbursements was $48 million, $48 million and $57 million for 2011, 2010 and 2009, respectively.

MidAmerican Energy reimbursed MEHC in the amount of $11 million, $15 million and $17 million in 2011, 2010 and 2009, respectively, for its share of corporate expenses.

Northern Natural Gas Company ("NNG"), a wholly owned subsidiary of MEHC, is one of MidAmerican Energy's suppliers of natural gas transportation and storage capacity. MidAmerican Energy's net purchases of natural gas transportation and storage capacity from NNG totaled $59 million, $58 million and $55 million in 2011, 2010 and 2009, respectively.

MidAmerican Energy had accounts receivable from affiliates of $5 million as of December 31, 2011 and 2010, that are included in receivables on the Consolidated Balance Sheets. MidAmerican Energy also had accounts payable to affiliates of $11 million and $9 million as of December 31, 2011 and 2010, respectively, that are included in accounts payable on the Consolidated Balance Sheets.

MidAmerican Energy recognizes the full amount of the funded status for its pension and postretirement plans, and amounts attributable to MidAmerican Energy's affiliates that have not previously been recognized through income are recognized as an intercompany balance with such affiliates. MidAmerican Energy adjusts these balances when changes to the funded status of the respective plans are recognized and does not intend to settle the balances currently. Amounts receivable from affiliates attributable to the funded status of employee benefit plans totaled $17 million and $9 million as of December 31, 2011 and 2010, respectively, and similar amounts payable to affiliates totaled $13 million and $14 million as of December 31, 2011 and 2010, respectively. See Note 12 for further information pertaining to pension and postretirement accounting.

(17)    Non-Operating Other, Net

Non-operating income - other, net; as shown on the Consolidated Statements of Operations, includes the following other income and (expense) items for the years ended December 31 (in millions):

	2011	2010	2009

Corporate-owned life insurance income	$5	$8	$10
Gains on sales of assets and other investments	2	—	2
Impairment of assets	—	(8)	—
Other, net	—	(2)	—
Total	$7	$(2)	$12

MidAmerican Energy recorded impairment losses of $8 million for an asset held for sale in 2010.

(18)    Supplemental Cash Flows Information

The summary of supplemental cash flows information for the years ending December 31 is as follows (in millions):

	2011	2010	2009

Interest paid, net of amounts capitalized	$156	$151	$154
Income taxes received, net	$221	$124	$227

Supplemental disclosure of non-cash investing transactions:
Accounts payable related to utility plant additions	$102	$29	$27
Deferred payments on equipment purchased for wind-powered generation(1)	$647	$—	$—

(1)
In conjunction with the construction of wind-powered generating facilities, MidAmerican Energy has accrued in gross utility plant in service amounts it is not contractually obligated to pay until December 2013. Refer to Note 9 for additional information.

(19)    Unaudited Quarterly Operating Results

	2011
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In millions)
Operating revenue	$979	$804	$866	$852
Operating income	113	86	148	82
Net income	74	49	107	89
Earnings on common stock	74	48	107	89

	2010
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In millions)
Operating revenue	$1,135	$825	$932	$918
Operating income	125	91	147	96
Net income	83	56	108	110
Earnings on common stock	83	56	108	110

Quarterly data reflect seasonal variations common to a Midwest utility. Net income for the fourth quarter of 2011 and 2010 reflects $35 million and $54 million, respectively, of income tax benefits recognized for changes in the tax accounting methods used to determine current income tax deductions. Refer to Note 13 for further discussion regarding MidAmerican Energy's changes in tax accounting methods.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Member of
MidAmerican Funding, LLC
Des Moines, Iowa

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of MidAmerican Funding, LLC and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations, cash flows, changes in equity, and comprehensive income for each of the three years in the period ended December 31, 2011. Our audits also included the Company's financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MidAmerican Funding, LLC and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Des Moines, Iowa
February 27, 2012

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in millions)

	As of December 31,
	2011	2010
ASSETS
Utility plant, net:
Electric	$10,587	$9,403
Gas	1,255	1,214
Gross utility plant in service	11,842	10,617
Accumulated depreciation and amortization	(4,120)	(3,849)
Utility plant in service, net	7,722	6,768
Construction work in progress	173	151
Total utility plant, net	7,895	6,919
Current assets:
Cash and cash equivalents	1	203
Receivables, net	376	386
Income tax receivables	270	51
Inventories	201	159
Other	58	60
Total current assets	906	859
Other assets:
Investments and nonregulated property, net	528	516
Goodwill	1,270	1,270
Regulatory assets	831	578
Other	175	168
Total other assets	2,804	2,532
Total assets	$11,605	$10,310
CAPITALIZATION AND LIABILITIES
Capitalization:
MidAmerican Funding member's equity	$3,972	$3,673
Noncontrolling interests	28	28
Long-term debt, excluding current portion	3,440	3,190
Total capitalization	7,440	6,891
Current liabilities:
Current portion of long-term debt	—	200
Note payable to affiliate	231	14
Accounts payable	314	250
Taxes accrued	107	103
Interest accrued	41	56
Other	120	114
Total current liabilities	813	737
Other liabilities:
Deferred income taxes	1,918	1,370
Asset retirement obligations	293	216
Regulatory liabilities	719	721
Other	422	375
Total other liabilities	3,352	2,682
Total capitalization and liabilities	$11,605	$10,310

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in millions)

	Years Ended December 31,
	2011	2010	2009
Operating revenue:
Regulated electric	$1,662	$1,779	$1,715
Regulated gas	769	852	857
Nonregulated	1,072	1,184	1,127
Total operating revenue	3,503	3,815	3,699

Operating costs and expenses:
Regulated:
Cost of fuel, energy and capacity	491	566	522
Cost of gas sold	519	602	611
Other operating expenses	413	421	417
Maintenance	197	204	183
Depreciation and amortization	336	344	335
Property and other taxes	115	112	105
Total regulated operating costs and expenses	2,071	2,249	2,173
Nonregulated:
Cost of sales	972	1,076	1,026
Other	32	30	31
Total nonregulated operating costs and expenses	1,004	1,106	1,057
Total operating costs and expenses	3,075	3,355	3,230

Operating income	428	460	469

Non-operating income:
Interest income	1	1	—
Allowance for equity funds	16	4	—
Other, net	10	4	12
Total non-operating income	27	9	12

Fixed charges:
Interest on long-term debt	181	191	193
Other interest expense	2	1	4
Allowance for borrowed funds	(7)	(2)	(1)
Total fixed charges	176	190	196

Income before income tax benefit	279	279	285
Income tax benefit	(26)	(61)	(43)

Net income	305	340	328
Net income attributable to noncontrolling interests	1	—	1

Net income attributable to MidAmerican Funding	$304	$340	$327

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)

	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$305	$340	$328
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	336	344	335
Deferred income taxes and amortization of investment tax credits	462	142	203
Changes in other assets and liabilities	33	32	31
Losses from impairment of assets	—	8	1
Other, net	(27)	(11)	(9)
Changes in other operating assets and liabilities:
Receivables, net	27	25	55
Inventories	(40)	(1)	—
Derivative collateral, net	(12)	6	23
Contributions to pension and other postretirement benefit plans, net	(41)	(6)	9
Accounts payable	(25)	(11)	(21)
Taxes accrued	(254)	(60)	(5)
Other current assets and liabilities	(12)	2	(10)
Net cash flows from operating activities	752	810	940

Cash flows from investing activities:
Utility construction expenditures	(565)	(337)	(438)
Purchases of available-for-sale securities	(77)	(80)	(225)
Proceeds from sales of available-for-sale securities	70	73	209
Decrease in restricted cash and short-term investments	—	1	14
Other, net	14	7	16
Net cash flows from investing activities	(558)	(336)	(424)

Cash flows from financing activities:
Distribution to member	—	(114)	—
Repayments of long-term debt	(612)	—	(175)
Repurchase of preferred securities of subsidiary	—	(3)	—
Net change in note payable to affiliate	217	(240)	195
Net repayments of short-term debt	—	—	(457)
Other, net	(1)	(2)	(1)
Net cash flows from financing activities	(396)	(359)	(438)

Net change in cash and cash equivalents	(202)	115	78
Cash and cash equivalents at beginning of year	203	88	10
Cash and cash equivalents at end of year	$1	$203	$88

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in millions)

	MidAmerican Funding Member's Equity
			Accumulated
			Other
			Comprehensive
	Paid-in Capital	Retained Earnings	Income (Loss), Net	Noncontrolling Interests	Total Equity

Balance, December 31, 2008	$1,670	$1,471	$(60)	$31	$3,112
Net income	—	327	—	1	328
Other comprehensive income	—	—	11	—	11
Contribution	9	—	—	—	9
Distributions to noncontrolling interests	—	—	—	(1)	(1)
Balance, December 31, 2009	1,679	1,798	(49)	31	3,459
Net income	—	340	—	—	340
Other comprehensive income	—	—	20	—	20
Repurchase of preferred securities of subsidiary	—	—	—	(2)	(2)
Distribution to member	—	(114)	—	—	(114)
Distributions to noncontrolling interests	—	—	—	(1)	(1)
Other equity transactions	—	(1)	—	—	(1)
Balance, December 31, 2010	1,679	2,023	(29)	28	3,701
Net income	—	304	—	1	305
Other comprehensive loss	—	—	(5)	—	(5)
Distributions to noncontrolling interests	—	—	—	(1)	(1)
Balance, December 31, 2011	$1,679	$2,327	$(34)	$28	$4,000

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)

	Years Ended December 31,
	2011	2010	2009

Net income	$305	$340	$328

Other comprehensive income (loss):
Unrealized gains on available-for-sale securities, net of tax of $-, $2 and $-	1	2	—
Unrealized gains (losses) on cash flow hedges, net of tax of $(3), $11 and $6	(6)	18	11
Total other comprehensive income (loss), net of tax	(5)	20	11

Comprehensive income	300	360	339
Comprehensive income attributable to noncontrolling interests	1	—	1

Comprehensive income attributable to MidAmerican Funding	$299	$360	$338

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CAPITALIZATION
(Amounts in millions, except share amounts)

	As of December 31,
	2011		2010
MidAmerican Funding member's equity:
Paid-in capital	$1,679		$1,679
Retained earnings	2,327		2,023
Accumulated other comprehensive loss, net:
Unrealized losses on available-for-sale securities, net of tax of $(6) and $(6)	(8)		(9)
Unrealized losses on cash flow hedges, net of tax of $(17) and $(14)	(26)		(20)
MidAmerican Funding member's equity	3,972	53.4%	3,673	53.3%
Noncontrolling interests:
MidAmerican Energy preferred securities (100,000,000 shares authorized);
cumulative shares outstanding not subject to mandatory redemption:
$3.30 Series, 49,451 shares	5		5
$3.75 Series, 38,305 shares	4		4
$3.90 Series, 32,630 shares	3		3
$4.20 Series, 22,461 shares	2		2
$4.35 Series, 39,775 shares	4		4
$4.40 Series, 35,697 shares	4		4
$4.80 Series, 49,898 shares	5		5
Noncontrolling interests in MidAmerican Energy subsidiary	1		1
Noncontrolling interests	28	0.4%	28	0.4%
Long-term debt, excluding current portion:
MidAmerican Energy:
Variable-rate tax-exempt obligation series (2011- 0.15%, 2010- 0.43%):
Due 2016	34		34
Due 2017	4		4
Due 2023, issued in 1993	7		7
Due 2023, issued in 2008	57		57
Due 2024	35		35
Due 2025	13		13
Due 2038	45		45
Notes:
5.65% Series, due 2012	—		400
5.125% Series, due 2013	275		275
4.65% Series, due 2014	350		350
5.95% Series, due 2017	250		250
5.3% Series, due 2018	350		350
6.75% Series, due 2031	400		400
5.75% Series, due 2035	300		300
5.8% Series, due 2036	350		350
Turbine purchase obligation, 1.46%, due 2013	669		—
Obligations under capital leases	1		1
Unamortized debt discount	(25)		(6)
Total MidAmerican Energy	3,115	41.8%	2,865	41.6%

MidAmerican Funding parent 6.927% senior secured notes, due 2029	325	4.4%	325	4.7%
Long-term debt, excluding current portion	3,440	46.2%	3,190	46.3%
Total capitalization	$7,440	100.0%	$6,891	100.0%

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Company Organization

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

Basis of Consolidation and Presentation

The Consolidated Financial Statements include the accounts of MidAmerican Funding and its subsidiaries in which it held a controlling financial interest as of the financial statement date. Intercompany accounts and transactions have been eliminated, other than those between rate-regulated operations.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired when MidAmerican Funding purchased MHC. MidAmerican Funding evaluates goodwill for impairment at least annually and completed its annual review as of October 31. Evaluating goodwill for impairment involves a two-step process. The first step is to estimate the fair value of the reporting unit. If the carrying amount of a reporting unit, including goodwill, exceeds the estimated fair value, a second step is performed. Under the second step, the identifiable assets, including identifiable intangible assets, and liabilities of the reporting unit are estimated at fair value as of the current testing date. The excess of the estimated fair value of the reporting unit over the current estimated fair value of net assets establishes the implied value of goodwill. The excess of the recorded goodwill over the implied goodwill value is charged to earnings as an impairment loss. A significant amount of judgment is required in estimating the fair value of the reporting unit and performing goodwill impairment tests. MidAmerican Funding uses a variety of methods to estimate a reporting unit's fair value, principally discounted projected future net cash flows. Key assumptions used include, but are not limited to, the use of estimated future cash flows; multiples of earnings; and an appropriate discount rate. In estimating future cash flows, MidAmerican Funding incorporates current market information, as well as historical factors. As such, the determination of fair value incorporates significant unobservable inputs. During 2011, 2010 and 2009, MidAmerican Funding did not record any goodwill impairments.

New Accounting Pronouncements

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

	2011		2010
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$3,440	$4,038	$3,390	$3,741

(6)	Risk Management and Hedging Activities

Refer to Note 6 of MidAmerican Energy's Notes to Consolidated Financial Statements.

(7)	Investments and Nonregulated Property, Net

Investments and nonregulated property, net consists of the following amounts as of December 31 (in millions):

	2011	2010

Nuclear decommissioning trust	$306	$295
Rabbi trusts	161	156
Auction rate securities	16	20
Non-utility property, net of accumulated depreciation of $13 and $12, respectively	28	29
Coal transportation property, net of accumulated depreciation of $4 and $4, respectively	8	8
Other	9	8
Total	$528	$516

In addition to the following discussion, refer to Note 7 of MidAmerican Energy's Notes to Consolidated Financial Statements for additional information regarding the investments included in the table above. In addition to assets of MidAmerican Energy, non-utility property, net includes a corporate aircraft owned by MHC.

(8)	Preferred Securities of Subsidiary

Refer to Note 8 of MidAmerican Energy's Notes to Consolidated Financial Statements. Preferred securities of subsidiary are included in noncontrolling interests on the Consolidated Balance Sheets.

(9)    Long-Term Debt

MidAmerican Funding's annual sinking fund requirements and maturities of long-term debt for the next five years are $- million for 2012, $944 million for 2013, $350 million for 2014, $1 million for 2015 and $34 million for 2016. Refer to MidAmerican Funding's Consolidated Statements of Capitalization for detail of long-term debt and to Note 9 of MidAmerican Energy's Notes to Consolidated Financial Statements for a discussion of its long-term debt.

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
Subsidiaries of MidAmerican Funding must make payments on their own indebtedness before making distributions to MidAmerican Funding. The distributions are also subject to utility regulatory restrictions agreed to by MidAmerican Energy in March 1999. At that time, MidAmerican Energy committed to the IUB to use commercially reasonable efforts to maintain an investment grade rating on its long-term debt and to maintain its common equity level above 42% of total capitalization unless circumstances beyond its control result in the common equity level decreasing to below 39% of total capitalization. MidAmerican Energy must seek the approval from the IUB of a reasonable utility capital structure if MidAmerican Energy's common equity level decreases below 42% of total capitalization, unless the decrease is beyond the control of MidAmerican Energy. MidAmerican Energy is also required to seek the approval of the IUB if MidAmerican Energy's equity level decreases to below 39%, even if the decrease is due to circumstances beyond the control of MidAmerican Energy. As of December 31, 2011, MidAmerican Energy's common equity ratio was 50% computed on a basis consistent with its commitment. As a result of MidAmerican Energy's regulatory commitment to maintain its common equity level above 42% of total capitalization, MidAmerican Funding had restricted net assets of $2.3 billion as of December 31, 2011.

As of December 31, 2011, MidAmerican Funding was in compliance with all of its applicable long-term debt covenants.

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

(10)	Short-Term Debt and Revolving Credit Facilities

Refer to Note 10 of MidAmerican Energy's Notes to Consolidated Financial Statements. In addition to MidAmerican Energy's credit facilities, MHC has a $4 million unsecured credit facility, which expires in June 2012 and has a variable interest rate based on LIBOR plus a spread. As of December 31, 2011 and 2010, there were no borrowings outstanding under this credit facility. As of December 31, 2011, MHC was in compliance with the covenants of its revolving credit facility.

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

Pension and postretirement costs allocated by MidAmerican Funding to its parent and other affiliates in each of the years ended December 31, were as follows (in millions):

	2011	2010	2009

Pension costs	$5	$7	$8
Other postretirement costs	(1)	(1)	—

(13)    Income Taxes

MidAmerican Funding's income tax (benefit) expense consists of the following for the years ended December 31 (in millions):

	2011	2010	2009
Current:
Federal	$(480)	$(172)	$(217)
State	(8)	(31)	(28)
	(488)	(203)	(245)
Deferred:
Federal	452	130	214
State	11	14	(10)
	463	144	204

Investment tax credits	(1)	(2)	(2)
Total	$(26)	$(61)	$(43)

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense is as follows for the years ended December 31:

	2011	2010	2009

Federal statutory income tax rate	35%	35%	35%
Amortization of investment tax credit	(1)	(1)	(1)
State income tax, net of federal income tax benefit	7	7	7
Renewable electricity production tax credits	(33)	(29)	(25)
Income tax method changes	(13)	(22)	(20)
Effects of ratemaking	(4)	(11)	(10)
Resolution of potential tax matter	1	(1)	(2)
Other, net	(1)	—	1
Effective federal and state income tax rate	(9)%	(22)%	(15)%
MidAmerican Energy's wind-powered generating facilities are eligible for federal renewable electricity production tax credits for 10 years from the date the facilities were placed in-service. A credit of $0.022 per kilowatt hour was applied to 2011 production.

In 2009 and 2010, MidAmerican Energy changed the methods by which it determines current income tax deductions for administrative and general costs ("A&G Deduction") and repair costs ("Repairs Deduction") related to certain of its regulated utility assets. These changes result in current deductibility for those costs, which are capitalized for book purposes. MidAmerican Energy was allowed to retroactively apply the method changes and deduct amounts related to prior years' costs on the tax return that includes the year of change. State utility rate regulation in Iowa requires that the tax effect of certain temporary differences be flowed through immediately to customers. Therefore, amounts that would otherwise have been recognized in income tax expense have been included as changes in regulatory assets. This treatment of such temporary differences impacts income tax expense and effective tax rates from year to year.

Accordingly, MidAmerican Energy's A&G Deduction computed for tax years prior to 2010 resulted in the recognition of $44 million of net tax benefits in earnings for the year ended December 31, 2010. Additionally, earnings for the year ended December 31, 2010, reflect $17 million of net tax benefits recognized in connection with the Repairs Deduction for tax years prior to 2010 related to MidAmerican Energy's regulated natural gas utility assets and jointly owned regulated electric utility assets. The Repairs Deduction for prior tax years related to the majority of MidAmerican Energy's regulated electric utility assets resulted in the recognition of $55 million of net tax benefits in earnings for the year ended December 31, 2009. Additionally, regulatory assets increased $88 million and $95 million for the 2010 and 2009 method changes, respectively, in recognition of MidAmerican Energy's ability to recover increased tax expense when such temporary differences reverse.

In 2011, MidAmerican Energy recognized $35 million of net tax benefits in conjunction with the partial resolution of certain tax issues related to tax positions taken for these income tax method changes. The ongoing impact of these method changes, along with other items recognized currently in income tax expense as the result of ratemaking, is reflected in the effects of ratemaking line above.

MidAmerican Funding's net deferred income tax liability consists of the following as of December 31 (in millions):

	2011	2010
Deferred income tax assets:
Regulatory liabilities	$300	$303
Employee benefits	96	73
Derivative contracts	48	24
Asset retirement obligations	122	91
Other	68	81
Total deferred income tax assets	634	572

Deferred income tax liabilities:
Depreciable property	(2,195)	(1,690)
Regulatory assets	(333)	(234)
Other	(19)	(11)
Total deferred income tax liabilities	(2,547)	(1,935)

Net deferred income tax liability	$(1,913)	$(1,363)

Reflected as:
Current assets - other	$5	$7
Deferred income taxes	(1,918)	(1,370)
	$(1,913)	$(1,363)

In December 2010, the President signed the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 into law, which provided for 100% bonus tax depreciation for qualifying property purchased and placed in service after September 8, 2010, and prior to January 1, 2012. Accordingly, depreciable property deferred income tax liabilities increased from bonus depreciation on qualifying assets placed in service, including the 594 megawatts of wind-powered generation assets placed in service during 2011.

As of December 31, 2011, MidAmerican Funding has available $4 million of state carryforwards, principally for net operating losses, that expire at various intervals between 2014 and 2030.

The United States Internal Revenue Service has closed examination of MEHC's income tax returns through February 2006, including components related to MidAmerican Funding. In addition, state jurisdictions have closed examination of income tax returns through at least 2003.

A reconciliation of the beginning and ending balances of MidAmerican Funding's net unrecognized tax benefits is as follows for the years ended December 31 (in millions):

	2011	2010

Beginning balance	$80	$44
Additions based on tax positions related to the current year	8	(2)
Additions for tax positions of prior years	4	44
Reductions based on tax positions related to the current year	(2)	—
Reductions for tax positions of prior years	(41)	(2)
Statute of limitations	(1)	(6)
Interest and penalties	(1)	2
Ending balance	$47	$80

As of December 31, 2011 and 2010, substantially all of MidAmerican Funding's unrecognized tax benefits of $47 million and $80 million, respectively, if recognized, would have an impact on the effective tax rate. The unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility.

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

MidAmerican Funding has identified three reportable operating segments: regulated electric, regulated gas and nonregulated energy. The regulated electric segment derives most of its revenue from regulated retail sales of electricity to residential, commercial, and industrial customers and from wholesale sales. The regulated gas segment derives most of its revenue from regulated retail sales of natural gas to residential, commercial, and industrial customers and also obtains revenue by transporting gas owned by others through its distribution system. Pricing for regulated electric and regulated gas sales are established separately by regulatory agencies; therefore, management also reviews each segment separately to make decisions regarding allocation of resources and in evaluating performance. The nonregulated energy segment derives most of its revenue from nonregulated retail electric and gas activities. Common operating costs, interest income, interest expense and income tax expense are allocated to each segment based on certain factors, which primarily relate to the nature of the cost. "Other" in the tables below consists of the nonregulated subsidiaries of MidAmerican Funding not engaged in the energy business and parent company interest expense. Refer to Note 13 for a discussion of income tax method changes and related items affecting income tax (benefit) expense for the regulated electric and gas operating segments.

The following tables provide information on an operating segment basis (in millions):

	Years Ended December 31,
	2011	2010	2009
Operating revenue:
Regulated electric	$1,662	$1,779	$1,715
Regulated gas	769	852	857
Nonregulated energy	1,070	1,179	1,121
Other	2	5	6
Total operating revenue	$3,503	$3,815	$3,699

Depreciation and amortization:
Regulated electric	$301	$309	$301
Regulated gas	35	35	34
Total depreciation and amortization	$336	$344	$335

Operating income:
Regulated electric	$294	$319	$331
Regulated gas	66	64	70
Nonregulated energy	69	76	67
Other	(1)	1	1
Total operating income	$428	$460	$469

Fixed charges:
Regulated electric	$133	$136	$139
Regulated gas	18	18	18
Other	25	36	39
Total fixed charges	$176	$190	$196

Income tax expense (benefit):
Regulated electric	$(61)	$(84)	$(76)
Regulated gas	16	5	22
Nonregulated energy	28	30	27
Other	(9)	(12)	(16)
Total income taxes	$(26)	$(61)	$(43)

Net income attributable to MidAmerican Funding:
Regulated electric	$243	$268	$275
Regulated gas	36	45	35
Nonregulated energy	39	44	39
Other	(14)	(17)	(22)
Total net income attributable to MidAmerican Funding	$304	$340	$327

	As of December 31,
	2011	2010	2009
Utility construction expenditures:
Regulated electric	$505	$295	$396
Regulated gas	60	42	42
Total utility construction expenditures	$565	$337	$438

Total assets:
Regulated electric	$10,207	$8,971	$8,621
Regulated gas	1,238	1,111	1,035
Nonregulated energy	135	197	221
Other	25	31	31
Total assets	$11,605	$10,310	$9,908

Goodwill resulting from past business combinations is not amortized. Periodically, such balances are evaluated for possible impairment. Based on MidAmerican Funding's annual goodwill impairment tests completed as of October 31, 2011, no impairment was indicated for goodwill.

Goodwill by reportable segment as of December 31, 2011 and 2010, was as follows (in millions):

Regulated electric	$1,191
Regulated gas	79
Total	$1,270

(16)	Related Party Transactions

The companies identified as affiliates of MidAmerican Funding are Berkshire Hathaway and its subsidiaries, including MEHC and its subsidiaries. The basis for the following transactions is provided for in service agreements between MidAmerican Funding and the affiliates.

MidAmerican Funding is reimbursed for charges incurred on behalf of its affiliates. The majority of these reimbursed expenses are for allocated employee wages and benefits, insurance, building rent, computer costs, administrative services, travel expenses, and general and administrative expenses, such as treasury, legal and accounting functions. The amount of such reimbursements was $44 million, $43 million and $51 million for 2011, 2010 and 2009, respectively.

MidAmerican Funding reimbursed MEHC in the amount of $11 million, $15 million and $17 million in 2011, 2010 and 2009, respectively, for its share of corporate expenses.

Northern Natural Gas Company ("NNG"), a wholly owned subsidiary of MEHC, is one of MidAmerican Energy's suppliers of natural gas transportation and storage capacity. MidAmerican Energy's net purchases of natural gas transportation and storage capacity from NNG totaled $59 million, $58 million and $55 million in 2011, 2010 and 2009, respectively.

MHC has a $300 million revolving credit arrangement carrying interest at the 30-day LIBOR rate plus a spread to borrow from MEHC. Outstanding balances are unsecured and due on demand. The outstanding balance was $231 million at an interest rate of 0.521% as of December 31, 2011, and $14 million at an interest rate of 0.515% as of December 31, 2010, and is reflected as note payable to affiliate on the Consolidated Balance Sheet.

MEHC has a $100 million revolving credit arrangement, carrying interest at the 30-day LIBOR rate plus a spread to borrow from MHC. Outstanding balances are unsecured and due on demand. There were no borrowings outstanding throughout December 31, 2011 and December 31, 2010.

MidAmerican Funding had accounts receivable from affiliates of $7 million and $8 million as of December 31, 2011 and 2010, respectively, that are included in receivables, net on the Consolidated Balance Sheets. MidAmerican Funding also had accounts payable to affiliates of $11 million and $8 million as of December 31, 2011 and 2010, respectively, that are included in accounts payable on the Consolidated Balance Sheets.

In 2009, MidAmerican Funding received a dividend of $471 million in the form of MHC's receivable from MidAmerican Funding. Additionally in 2009, MEHC contributed corporate aircraft, including related deferred income taxes, totaling $9 million to MidAmerican Funding, which was then contributed to MHC.

MidAmerican Funding recognizes the full amount of the funded status for its pension and postretirement plans, and amounts attributable to MidAmerican Funding's affiliates that have not previously been recognized through income are recognized as an intercompany balance with such affiliates. MidAmerican Funding adjusts these balances when changes to the funded status of the respective plans are recognized and does not intend to settle the balances currently. Amounts receivable from affiliates attributable to the funded status of employee benefit plans totaled $17 million and $9 million as of December 31, 2011 and 2010, respectively, and similar amounts payable to affiliates totaled $13 million and $14 million as of December 31, 2011 and 2010, respectively. See Note 12 for further information pertaining to pension and postretirement accounting.

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

(17)    Non-Operating Other, Net

Non-operating income - other, net; as shown on the Consolidated Statements of Operations, includes the following other income and (expense) items for the years ended December 31 (in millions):

	2011	2010	2009

Corporate-owned life insurance income	$5	$8	$10
Reduction of environmental contingencies	—	5	—
Gains on sales of assets and other investments	2	—	2
Impairment of assets	—	(8)	(1)
Other, net	3	(1)	1
Total	$10	$4	$12

In 2010, MidAmerican Funding recorded $5 million of income from the reduction of environmental contingencies related to its past divestiture of an oil and gas company for which MidAmerican Funding has determined its future liability is no longer probable.
MidAmerican Energy recorded impairment losses of $8 million in 2010 for an asset held for sale.

(18)    Supplemental Cash Flows Information

The summary of supplemental cash flows information for the years ending December 31 is as follows (in millions):

	2011	2010	2009

Interest paid, net of amounts capitalized	$186	$187	$197
Income taxes received, net	$230	$138	$245

Supplemental disclosure of non-cash investing transactions:
Accounts payable related to utility plant additions	$102	$29	$27
Deferred payments on equipment purchased for wind-powered generation at MidAmerican Energy(1)	$647	$—	$—

(1)
In conjunction with the construction of wind-powered generating facilities, MidAmerican Energy has accrued in gross utility plant in service amounts it is not contractually obligated to pay until December 2013. Refer to Note 9 for additional information.

(19)	Unaudited Quarterly Operating Results

	2011
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In millions)
Operating revenue	$979	$805	$866	$853
Operating income	113	85	148	82
Net income	69	45	104	87
Net income attributable to MidAmerican Funding	69	44	104	87

	2010
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In millions)
Operating revenue	$1,135	$827	$933	$920
Operating income	125	91	148	96
Net income	77	54	103	106
Net income attributable to MidAmerican Funding	77	54	103	106

Quarterly data reflect seasonal variations common to a Midwest utility. Net income for the fourth quarter of 2011 and 2010 reflects $35 million and $54 million, respectively, of income tax benefits recognized for changes in the tax accounting methods used to determine current income tax deductions. Refer to Note 13 for further discussion regarding MidAmerican Energy's changes in tax accounting methods.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K, the Company (MidAmerican Energy or MidAmerican Funding, as applicable) carried out an evaluation, under the supervision and with the participation of the Company's respective management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, the Company's management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to management, including the Company's Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company's internal control over financial reporting during the quarter ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Management of the Company (MidAmerican Energy or MidAmerican Funding, as applicable) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Under the supervision and with the participation of the Company's management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), the Company's management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2011 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, the Company's management used the criteria set forth in the framework in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation conducted under the framework in "Internal Control - Integrated Framework," the Company's management concluded that the Company's internal control over financial reporting was effective as of December 31, 2011.

MidAmerican Energy Company	MidAmerican Funding, LLC
February 27, 2012	February 27, 2012

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by Item 10 is omitted pursuant to General Instruction I(2)(c) to Form 10-K.

Item 11.	Executive Compensation

Information required by Item 11 is omitted pursuant to General Instruction I(2)(c) to Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Item 12 is omitted pursuant to General Instruction I(2)(c) to Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by Item 13 is omitted pursuant to General Instruction I(2)(c) to Form 10-K.

Item 14.	Principal Accountant Fees and Services

The following table shows MidAmerican Funding's (consolidated) and MidAmerican Energy's fees paid or accrued for audit and audit-related services and fees paid for tax and all other services rendered by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the "Deloitte Entities") for each of the last two years (in millions):

	MidAmerican Funding		MidAmerican Energy
	2011	2010	2011	2010

Audit fees(1)	$0.8	$0.8	$0.8	$0.8
Audit-related fees(2)	0.2	0.1	0.2	0.1
Tax fees(3)	—	0.2	—	0.2
All other fees	—	—	—	—
Total	$1.0	$1.1	$1.0	$1.1

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

The audit committee of MEHC has considered whether the non-audit services provided to MidAmerican Funding and MidAmerican Energy by the Deloitte Entities impaired the independence of the Deloitte Entities and concluded that they did not. All of the services performed by the Deloitte Entities were pre-approved in accordance with the pre-approval policy adopted by the audit committee of MEHC. The policy provides guidelines for the audit, audit-related, tax and other non-audit services that may be provided by the Deloitte Entities to MidAmerican Funding and MidAmerican Energy. The policy (a) identifies the guiding principles that must be considered by the audit committee of MEHC in approving services to ensure that the Deloitte Entities' independence is not impaired; (b) describes the audit, audit-related and tax services that may be provided and the non-audit services that are prohibited; and (c) sets forth pre-approval requirements for all permitted services. Under the policy, requests to provide services that require specific approval by the audit committee of MEHC will be submitted to the audit committee of MEHC by both MidAmerican Funding's and MidAmerican Energy's independent auditor and MEHC's Chief Financial Officer. All requests for services to be provided by the independent auditor that do not require specific approval by the audit committee of MEHC will be submitted to MEHC's Chief Financial Officer and must include a detailed description of the services to be rendered. MEHC's Chief Financial Officer will determine whether such services are included within the list of services that have received the general pre-approval of the audit committee of MEHC. The audit committee of MEHC will be informed on a timely basis of any such services rendered by the independent auditor.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

INDEX

		Page
(a)(1)	Financial Statements (included herein)

Consolidated Financial Statements of MidAmerican Energy and MidAmerican Funding, as well as the Reports of Independent Registered Public Accounting Firm, are in Item 8 of this Form 10-K.		55

(a)(2)	Financial Statement Schedules

The following schedules should be read in conjunction with the aforementioned consolidated financial statements. Other schedules are omitted because they are not required or the information therein is not applicable, or is reflected on the Consolidated Financial Statements or notes thereto.

MidAmerican Funding, LLC Parent Company Only Condensed Financial Statements (Schedule I)		132

MHC Inc. Parent Company Only Condensed Financial Statements (Schedule I)		135

MidAmerican Energy Company and Subsidiary Consolidated Valuation and Qualifying Accounts (Schedule II)		138

MidAmerican Funding, LLC and Subsidiaries; MHC Inc. and Subsidiaries Consolidated Valuation and Qualifying Accounts (Schedule II)		139

(b)	Exhibits

Exhibits Index		142

(c)	Financial Statements of Affiliate Pledged as Collateral

MHC Inc. Consolidated Financial Statements		116

Item 15(c)	MHC Inc. Consolidated Financial Statements

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
Des Moines, Iowa

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of MHC Inc. and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations, cash flows, changes in equity, and comprehensive income for each of the three years in the period ended December 31, 2011. Our audits also included the Company's financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MHC Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Des Moines, Iowa
February 27, 2012

MHC INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in millions)

	As of December 31,
	2011	2010
ASSETS
Utility plant, net:
Electric	$10,587	$9,403
Gas	1,255	1,214
Gross utility plant in service	11,842	10,617
Accumulated depreciation and amortization	(4,120)	(3,849)
Utility plant in service, net	7,722	6,768
Construction work in progress	173	151
Total utility plant, net	7,895	6,919
Current assets:
Cash and cash equivalents	1	203
Receivables, net	374	383
Income tax receivables	270	51
Inventories	201	159
Other	58	60
Total current assets	904	856
Other assets:
Receivable from affiliate	235	17
Investments and nonregulated property, net	528	516
Goodwill	1,270	1,270
Regulatory assets	831	578
Other	175	168
Total other assets	3,039	2,549
Total assets	$11,838	$10,324
CAPITALIZATION AND LIABILITIES
Capitalization:
MHC common shareholder's equity	$4,538	$4,225
Noncontrolling interests	28	28
Long-term debt	3,115	2,865
Total capitalization	7,681	7,118
Current liabilities:
Note payable to affiliate	231	14
Accounts payable	314	250
Taxes accrued	107	103
Interest accrued	34	44
Other	120	114
Total current liabilities	806	525
Other liabilities:
Deferred income taxes	1,918	1,370
Asset retirement obligations	293	216
Regulatory liabilities	719	721
Other	421	374
Total other liabilities	3,351	2,681
Total capitalization and liabilities	$11,838	$10,324

The accompanying notes are an integral part of these consolidated financial statements.

MHC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in millions)

	Years Ended December 31,
	2011	2010	2009
Operating revenue:
Regulated electric	$1,662	$1,779	$1,715
Regulated gas	769	852	857
Nonregulated	1,072	1,184	1,127
Total operating revenue	3,503	3,815	3,699

Operating costs and expenses:
Regulated:
Cost of fuel, energy and capacity	491	566	522
Cost of gas sold	519	602	611
Other operating expenses	413	421	417
Maintenance	197	204	183
Depreciation and amortization	336	344	335
Property and other taxes	115	112	105
Total regulated operating costs and expenses	2,071	2,249	2,173
Nonregulated:
Cost of sales	972	1,076	1,026
Other	32	30	31
Total nonregulated operating costs and expenses	1,004	1,106	1,057
Total operating expenses	3,075	3,355	3,230

Operating income	428	460	469

Non-operating income:
Interest and dividend income	1	1	—
Allowance for equity funds	16	4	—
Other, net	10	4	12
Total non-operating income	27	9	12

Fixed charges:
Interest on long-term debt	157	155	155
Other interest expense	2	1	4
Allowance for borrowed funds	(7)	(2)	(1)
Total fixed charges	152	154	158

Income before income tax benefit	303	315	323
Income tax benefit	(16)	(46)	(27)

Net income	319	361	350
Net income attributable to noncontrolling interests	1	—	1

Net income attributable to MHC	$318	$361	$349

The accompanying notes are an integral part of these consolidated financial statements.

MHC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)

	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$319	$361	$350
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	336	344	335
Deferred income taxes and amortization of investment tax credits	462	142	203
Changes in other assets and liabilities	33	32	31
Losses from impairment of assets	—	8	1
Other, net	(26)	(11)	(9)
Changes in other operating assets and liabilities:
Receivables, net	26	25	54
Inventories	(40)	(1)	—
Derivative collateral, net	(12)	6	23
Contributions to pension and other postretirement benefit plans, net	(41)	(6)	9
Accounts payable	(26)	(11)	(21)
Taxes accrued	(254)	(60)	(5)
Other current assets and liabilities	(7)	2	(6)
Net cash flows from operating activities	770	831	965

Net cash flows from investing activities:
Utility construction expenditures	(565)	(337)	(438)
Purchases of available-for-sale securities	(77)	(80)	(225)
Proceeds from sales of available-for-sale securities	70	73	209
Decrease in restricted cash and investments	—	1	14
Other, net	14	7	16
Net cash flows from investing activities	(558)	(336)	(424)

Net cash flows from financing activities:
Common dividends	—	(114)	—
Repayments of long-term debt	(412)	—	—
Repurchase of preferred securities of subsidiary	—	(3)	—
Net change in amounts receivable from/payable to affiliates	(1)	(261)	(5)
Net repayments of short-term debt	—	—	(457)
Other, net	(1)	(2)	(1)
Net cash flows from financing activities	(414)	(380)	(463)

Net change in cash and cash equivalents	(202)	115	78
Cash and cash equivalents at beginning of year	203	88	10
Cash and cash equivalents at end of year	$1	$203	$88

The accompanying notes are an integral part of these consolidated financial statements.

MHC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in millions)

	MHC Common Shareholder's Equity
			Accumulated
			Other
			Comprehensive
	Paid-in Capital	Retained Earnings	Income (Loss), Net	Noncontrolling Interests	Total Equity

Balance, December 31, 2008	$2,421	$1,699	$(60)	$31	$4,091
Net income	—	349	—	1	350
Other comprehensive income	—	—	11	—	11
Contribution	9	—	—	—	9
Distributions to noncontrolling interests	—	(471)	—	(1)	(472)
Balance, December 31, 2009	2,430	1,577	(49)	31	3,989
Net income	—	361	—	—	361
Other comprehensive income	—	—	20	—	20
Repurchase of preferred securities of subsidiary	—	—	—	(2)	(2)
Distribution to member	—	(114)	—	—	(114)
Distributions to noncontrolling interests	—	—	—	(1)	(1)
Balance, December 31, 2010	2,430	1,824	(29)	28	4,253
Net income	—	318	—	1	319
Other comprehensive loss	—	—	(5)	—	(5)
Distributions to noncontrolling interests	—	—	—	(1)	(1)
Balance, December 31, 2011	$2,430	$2,142	$(34)	$28	$4,566

The accompanying notes are an integral part of these consolidated financial statements.

MHC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)

	Years Ended December 31,
	2011	2010	2009

Net income	$319	$361	$350

Other comprehensive income (loss):
Unrealized gains on available-for-sale securities, net of tax of $-, $2 and $-	1	2	—
Unrealized gains (losses) on cash flow hedges, net of tax of $(3), $11 and $6	(6)	18	11
Total other comprehensive income (loss), net of tax	(5)	20	11

Comprehensive income	314	381	361
Comprehensive income attributable to noncontrolling interests	1	—	1

Comprehensive income attributable to MHC	$313	$381	$360

The accompanying notes are an integral part of these consolidated financial statements.

MHC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CAPITALIZATION
(Amounts in millions, except share amounts)

	As of December 31,
	2011		2010
MHC common shareholder's equity:
Common shares, no par; 1,000 authorized; 1,000 outstanding	$2,430		$2,430
Retained earnings	2,142		1,824
Accumulated other comprehensive loss, net:
Unrealized losses on available-for-sale securities, net of tax of $(6) and $(6)	(8)		(9)
Unrealized losses on cash flow hedges, net of tax of $(17) and $(14)	(26)		(20)
MHC common shareholder's equity	4,538	59.1%	4,225	59.4%
Noncontrolling interests:
MidAmerican Energy preferred securities (100,000,000 shares authorized);
cumulative shares outstanding not subject to mandatory redemption:
$3.30 Series, 49,451 shares	5		5
$3.75 Series, 38,305 shares	4		4
$3.90 Series, 32,630 shares	3		3
$4.20 Series, 22,461 shares	2		2
$4.35 Series, 39,775 shares	4		4
$4.40 Series, 35,697 shares	4		4
$4.80 Series, 49,898 shares	5		5
Noncontrolling interests in MidAmerican Energy subsidiary	1		1
Noncontrolling interests	28	0.4%	28	0.4%
Long-term debt:
MidAmerican Energy:
Variable-rate tax-exempt obligation series (2011- 0.15%, 2010- 0.43%):
Due 2016	34		34
Due 2017	4		4
Due 2023, issued in 1993	7		7
Due 2023, issued in 2008	57		57
Due 2024	35		35
Due 2025	13		13
Due 2038	45		45
Notes:
5.65% Series, due 2012	—		400
5.125% Series, due 2013	275		275
4.65% Series, due 2014	350		350
5.95% Series, due 2017	250		250
5.3% Series, due 2018	350		350
6.75% Series, due 2031	400		400
5.75% Series, due 2035	300		300
5.8% Series, due 2036	350		350
Turbine purchase obligation, 1.46%, due 2013	669		—
Obligations under capital leases	1		1
Unamortized debt discount	(25)		(6)
Total long-term debt	3,115	40.5%	2,865	40.2%
Total capitalization	$7,681	100.0%	$7,118	100.0%

The accompanying notes are an integral part of these consolidated financial statements.

MHC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Company Organization

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

Basis of Consolidation and Presentation

The Consolidated Financial Statements include the accounts of MHC and its subsidiaries in which it held a controlling financial interest as of the date of the financial statement. Intercompany accounts and transactions have been eliminated, other than those between rate-regulated operations. MHC has evaluated subsequent events through February 27, 2012, which is the date the Consolidated Financial Statements were issued.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired when MidAmerican Funding purchased MHC. MHC evaluates goodwill for impairment at least annually and completed its annual review as of October 31. Evaluating goodwill for impairment involves a two-step process. The first step is to estimate the fair value of the reporting unit. If the carrying amount of a reporting unit, including goodwill, exceeds the estimated fair value, a second step is performed. Under the second step, the identifiable assets, including identifiable intangible assets, and liabilities of the reporting unit are estimated at fair value as of the current testing date. The excess of the estimated fair value of the reporting unit over the current estimated fair value of net assets establishes the implied value of goodwill. The excess of the recorded goodwill over the implied goodwill value is charged to earnings as an impairment loss. A significant amount of judgment is required in estimating the fair value of the reporting unit and performing goodwill impairment tests. MHC uses a variety of methods to estimate a reporting unit's fair value, principally discounted projected future net cash flows. Key assumptions used include, but are not limited to, the use of estimated future cash flows; multiples of earnings; and an appropriate discount rate. In estimating cash flows, MHC incorporates current market information, as well as historical factors. As such, the determination of fair value incorporates significant unobservable inputs. During 2011, 2010 and 2009, MHC did not record any goodwill impairments.

New Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-08, which amends FASB Accounting Standards Codification ("ASC") Topic 350, “Intangibles-Goodwill and Other.” The amendments in this guidance provide an entity the option to assess qualitatively whether it is necessary to perform the current two-step goodwill impairment test. An entity would be required to perform step one if it determines qualitatively that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. Otherwise, no further testing would be required. This guidance is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011, and is not expected to have an impact on MHC's Consolidated Financial Statements.

(3)    Jointly Owned Utility Facilities

Refer to Note 3 of MidAmerican Energy's Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

(4)    Regulatory Matters

Refer to Note 4 of MidAmerican Energy's Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

(5)	Fair Value Measurements

Refer to Note 5 of MidAmerican Energy's Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

(6)	Risk Management and Hedging Activities

Refer to Note 6 of MidAmerican Energy's Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

(7)	Investments and Nonregulated Property, Net

Investments and nonregulated property, net consists of the following amounts as of December 31 (in millions):

	2011	2010

Nuclear decommissioning trust	$306	$295
Rabbi trusts	161	156
Auction rate securities	16	20
Non-utility property, net of accumulated depreciation of $13 and $12, respectively	28	29
Coal transportation property, net of accumulated depreciation of $4 and $4, respectively	8	8
Other	9	8
Total	$528	$516

In addition to the following discussion, refer to Note 7 of MidAmerican Energy's Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding the investments included in the table above. In addition to assets of MidAmerican Energy, non-utility property, net includes a corporate aircraft owned by MHC.

(8)	Preferred Securities of Subsidiary

Refer to Note 8 of MidAmerican Energy's Notes to Consolidated Financial Statements in Item 8 of this Form 10-K. Preferred securities of subsidiary are included in noncontrolling interests on the Consolidated Balance Sheets.

(9)	Long-Term Debt

Refer to Note 9 of MidAmerican Energy's Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

(10)    Short-Term Debt and Revolving Credit Facilities

Refer to Note 10 of MidAmerican Energy's Notes to Consolidated Financial Statements. In addition to MidAmerican Energy's credit facilities, MHC has a $4 million unsecured credit facility, which expires in June 2012 and has a variable interest rate based on LIBOR plus a spread. As of December 31, 2011 and 2010, there were no borrowings outstanding under this credit facility. As of December 31, 2011, MHC was in compliance with the covenants of its revolving credit facility.

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

Pension and postretirement costs allocated by MHC to its parent and other affiliates in each of the years ended December 31, were as follows (in millions):

	2011	2010	2009

Pension costs	$5	$7	$8
Other postretirement costs	(1)	(1)	—

(13)	Income Taxes

MHC's income tax (benefit) expense consists of the following for the years ended December 31 (in millions):

	2011	2010	2009
Current:
Federal	$(473)	$(160)	$(205)
State	(5)	(28)	(25)
	(478)	(188)	(230)
Deferred:
Federal	452	130	214
State	11	14	(9)
	463	144	205

Investment tax credits	(1)	(2)	(2)
Total	$(16)	$(46)	$(27)

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense is as follows for the years ended December 31:

	2011	2010	2009

Federal statutory income tax rate	35%	35%	35%
Amortization of investment tax credit	(1)	(1)	(1)
State income tax, net of federal income tax benefit	7	7	7
Renewable electricity production tax credits	(31)	(26)	(22)
Income tax method changes	(12)	(20)	(17)
Effects of ratemaking	(4)	(10)	(9)
Resolution of potential tax matter	1	(1)	(2)
Other, net	—	1	1
Effective federal and state income tax rate	(5)%	(15)%	(8)%

MidAmerican Energy's wind-powered generating facilities are eligible for federal renewable electricity production tax credits for 10 years from the date the facilities were placed in-service. A credit of $0.022 per kilowatt hour was applied to 2011 production.

In 2009 and 2010, MidAmerican Energy changed the methods by which it determines current income tax deductions for administrative and general costs ("A&G Deduction") and repair costs ("Repairs Deduction") related to certain of its regulated utility assets. These changes result in current deductibility for those costs, which are capitalized for book purposes. MidAmerican Energy was allowed to retroactively apply the method changes and deduct amounts related to prior years' costs on the tax return that includes the year of change. State utility rate regulation in Iowa requires that the tax effect of certain temporary differences be flowed through immediately to customers. Therefore, amounts that would otherwise have been recognized in income tax expense have been included as changes in regulatory assets. This treatment of such temporary differences impacts income tax expense and effective tax rates from year to year.

Accordingly, MidAmerican Energy's A&G Deduction computed for tax years prior to 2010 resulted in the recognition of $44 million of net tax benefits in earnings for the year ended December 31, 2010. Additionally, earnings for the year ended December 31, 2010, reflect $17 million of net tax benefits recognized in connection with the Repairs Deduction for tax years prior to 2010 related to MidAmerican Energy's regulated natural gas utility assets and jointly owned regulated electric utility assets. The Repairs Deduction for prior tax years related to the majority of MidAmerican Energy's regulated electric utility assets resulted in the recognition of $55 million of net tax benefits in earnings for the year ended December 31, 2009. Additionally, regulatory assets increased $88 million and $95 million for the 2010 and 2009 method changes, respectively, in recognition of MidAmerican Energy's ability to recover increased tax expense when such temporary differences reverse.

In 2011, MidAmerican Energy recognized $35 million of net tax benefits in conjunction with the partial resolution of certain tax issues related to tax positions taken for these income tax method changes. The ongoing impact of these method changes, along with other items recognized currently in income tax expense as the result of ratemaking, is reflected in the effects of ratemaking line above.

MHC's net deferred income tax liability consists of the following as of December 31 (in millions):

	2011	2010
Deferred income tax assets:
Regulatory liabilities	$300	$303
Employee benefits	96	73
Derivative contracts	48	24
Asset retirement obligations	122	91
Other	68	81
Total deferred income tax assets	634	572

Deferred income tax liabilities:
Depreciable property	(2,195)	(1,690)
Regulatory assets	(333)	(234)
Other	(19)	(11)
Total deferred income tax liabilities	(2,547)	(1,935)

Net deferred income tax liability	$(1,913)	$(1,363)

Reflected as:
Current assets - other	$5	$7
Deferred income taxes	(1,918)	(1,370)
	$(1,913)	$(1,363)

In December 2010, the President signed the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 into law, which provided for 100% bonus tax depreciation for qualifying property purchased and placed in service after September 8, 2010, and prior to January 1, 2012. Accordingly, depreciable property deferred income tax liabilities increased from bonus depreciation on qualifying assets placed in service, including the 594 megawatts of wind-powered generation assets placed in service during 2011.

As of December 31, 2011, MHC has available $4 million of state carryforwards, principally for net operating losses, that expire at various intervals between 2014 and 2030.

The United States Internal Revenue Service has closed examination of MEHC's income tax returns through February 2006, including components related to MHC. In addition, state jurisdictions have closed examination of MHC's income tax returns through at least 2003.

A reconciliation of the beginning and ending balances of MHC's net unrecognized tax benefits is as follows for the years ended December 31 (in millions):

	2011	2010

Beginning balance	$80	$44
Additions based on tax positions related to the current year	8	(2)
Additions for tax positions of prior years	4	44
Reductions based on tax positions related to the current year	(2)	—
Reductions for tax positions of prior years	(41)	(2)
Statute of limitations	(1)	(6)
Interest and penalties	(1)	2
Ending balance	$47	$80

As of December 31, 2011 and 2010, substantially all of MHC's unrecognized tax benefits of $47 million and $80 million, respectively, if recognized, would have an impact on the effective tax rate. The unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility.

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

MHC has identified three reportable operating segments: regulated electric, regulated gas and nonregulated energy. The regulated electric segment derives most of its revenue from regulated retail sales of electricity to residential, commercial, and industrial customers and from wholesale sales. The regulated gas segment derives most of its revenue from regulated retail sales of natural gas to residential, commercial, and industrial customers and also obtains revenue by transporting gas owned by others through its distribution system. Pricing for regulated electric and regulated gas sales are established separately by regulatory agencies; therefore, management also reviews each segment separately to make decisions regarding allocation of resources and in evaluating performance. The nonregulated energy segment derives most of its revenue from nonregulated retail electric and gas activities. Common operating costs, interest income, interest expense and income tax expense are allocated to each segment based on certain factors, which primarily relate to the nature of the cost. “Other” in the tables below consists principally of the nonregulated subsidiaries of MHC not engaged in the energy business. Refer to Note 13 for a discussion of income tax method changes and related items affecting income tax (benefit) expense for the regulated electric and gas operating segments.

The following tables provide information on an operating segment basis (in millions):

	Years Ended December 31,
	2011	2010	2009
Operating revenue:
Regulated electric	$1,662	$1,779	$1,715
Regulated gas	769	852	857
Nonregulated energy	1,070	1,179	1,121
Other	2	5	6
Total operating revenue	$3,503	$3,815	$3,699

Depreciation and amortization:
Regulated electric	$301	$309	$301
Regulated gas	35	35	34
Total depreciation and amortization	$336	$344	$335

Operating income:
Regulated electric	$294	$319	$331
Regulated gas	66	64	70
Nonregulated energy	69	76	67
Other	(1)	1	1
Total operating income	$428	$460	$469

Fixed charges:
Regulated electric	$133	$136	$139
Regulated gas	18	18	18
Other	1	—	1
Total fixed charges	$152	$154	$158

Income tax expense (benefit):
Regulated electric	$(61)	$(84)	$(76)
Regulated gas	16	5	22
Nonregulated energy	28	30	27
Other	1	3	—
Total income taxes	$(16)	$(46)	$(27)

Net income attributable to MHC:
Regulated electric	$243	$268	$275
Regulated gas	36	45	35
Nonregulated energy	39	44	39
Other	—	4	—
Total net income attributable to MHC	$318	$361	$349

	As of December 31,
	2011	2010	2009
Utility construction expenditures:
Regulated electric	$505	$295	$396
Regulated gas	60	42	42
Total utility construction expenditures	$565	$337	$438

Total assets:
Regulated electric	$10,207	$8,971	$8,621
Regulated gas	1,238	1,111	1,035
Nonregulated energy	135	197	221
Other	258	45	27
Total assets	$11,838	$10,324	$9,904

Goodwill resulting from past business combinations is not amortized. Periodically, such balances are evaluated for possible impairment. Based on MHC's annual goodwill impairment tests completed as of October 31, 2010, no impairment was indicated for goodwill. Goodwill by reportable segment as of December 31, 2011 and 2010 was as follows (in millions):

Regulated electric	$1,191
Regulated gas	79
Total	$1,270

(16)	Related Party Transactions

The companies identified as affiliates of MHC are Berkshire Hathaway and its subsidiaries, including MEHC and its subsidiaries. The basis for the following transactions is provided for in service agreements between MHC and the affiliates.

MHC is reimbursed for charges incurred on behalf of its affiliates. The majority of these reimbursed expenses are for allocated employee wages and benefits, insurance, building rent, computer costs, administrative services, travel expenses, and general and administrative expenses: including treasury, legal and accounting functions. The amount of such reimbursements was $44 million, $43 million and $51 million for 2011, 2010 and 2009, respectively.

MHC reimbursed MEHC in the amount of $11 million, $15 million and $17 million in 2011, 2010 and 2009, respectively, for its share of corporate expenses.

Northern Natural Gas Company ("NNG"), a wholly owned subsidiary of MEHC, is one of MidAmerican Energy's suppliers of natural gas transportation and storage capacity. MidAmerican Energy's net purchases of natural gas transportation and storage capacity from NNG totaled $59 million, $58 million and $55 million in 2011, 2010 and 2009, respectively.

MHC has a $300 million revolving credit arrangement carrying interest at the 30-day LIBOR rate plus a spread to borrow from MEHC. Outstanding balances are unsecured and due on demand. The outstanding balance was $231 million at an interest rate of 0.521% as of December 31, 2011, and $14 million at an interest rate of 0.515% as of December 31, 2010, and is reflected as note payable to affiliate on the Consolidated Balance Sheet.

MEHC has a $100 million revolving credit arrangement carrying interest at the 30-day LIBOR rate plus a spread to borrow from MHC. Outstanding balances are unsecured and due on demand. There were no borrowings outstanding throughout 2011 and 2010.

MHC settles all obligations of MidAmerican Funding including primarily interest costs on MidAmerican Funding's long-term debt. Net amounts paid by MHC on behalf of MidAmerican Funding totaled $218 million, $21 million and $200 million for 2011, 2010 and 2009, respectively.

MHC had accounts receivable from affiliates of $240 million and $22 million as of December 31, 2011 and 2010, respectively, that are reflected in receivables, net and receivable from affiliate on the Consolidated Balance Sheets. MHC also had accounts payable to affiliates of $11 million and $8 million as of December 31, 2011 and 2010, respectively, that are included in accounts payable on the Consolidated Balance Sheets.

In 2009, MHC paid a dividend totaling $471 million to MidAmerican Funding in the form of its receivable from MidAmerican Funding. Additionally in 2009, MidAmerican Funding contributed corporate aircraft, including related deferred income taxes, totaling $9 million to MHC.

MHC recognizes the full amount of the funded status for its pension and postretirement plans, and amounts attributable to MHC's affiliates that have not previously been recognized through income are recognized as an intercompany balance with such affiliates. MHC adjusts these balances when changes to the funded status of the respective plans are recognized and does not intend to settle the balances currently. Amounts receivable from affiliates attributable to the funded status of employee benefit plans totaled $17 million and $9 million as of December 31, 2011 and 2010, respectively, and similar amounts payable to affiliates totaled $13 million and $14 million, as of December 31, 2011 and 2010, respectively. See Note 12 for further information pertaining to pension and postretirement accounting.

(17)    Non-Operating Other, Net

Non-operating income - other, net; as shown on the Consolidated Statements of Operations, includes the following other income and (expense) items for the years ended December 31 (in millions):

	2011	2010	2009

Corporate-owned life insurance income	$5	$8	$10
Reduction of environmental contingencies	—	5	—
Gains on sales of assets and other investments	2	—	2
Impairment of assets	—	(8)	(1)
Other, net	3	(1)	1
Total	$10	$4	$12

In 2010, MHC recorded $5 million of income from the reduction of environmental contingencies related to its past divestiture of an oil and gas company for which MHC has determined its future liability is no longer probable. MidAmerican Energy recorded impairment losses of $8 million in 2010 for an asset held for sale.

(18)    Supplemental Cash Flows Information

The summary of supplemental cash flows information for the years ending December 31 is as follows (in millions):

	2011	2010	2009

Interest paid, net of amounts capitalized	$156	$151	$156
Income taxes received, net	$220	$123	$229

Supplemental disclosure of non-cash investing and financing transactions:
Accounts payable related to utility plant additions	$102	$29	$27
Deferred payments on equipment purchased for wind-powered generation at MidAmerican Energy(1)	$647	$—	$—
Net non-cash (dividends to) contributions from parent	$—	$—	$(462)

(1)
In conjunction with the construction of wind-powered generating facilities, MidAmerican Energy has accrued in gross utility plant in service amounts it is not contractually obligated to pay until December 2013. Refer to Note 9 for additional information.

Item 15(a)(2)    Financial Statement Schedules

SCHEDULE I

MIDAMERICAN FUNDING, LLC
PARENT COMPANY ONLY
CONDENSED BALANCE SHEETS
(Amounts in millions)

	As of December 31,
	2011	2010
ASSETS
Current assets:
Receivables from affiliates	$2	$5

Investments in and advances to subsidiaries	4,539	4,225

Total assets	$4,541	$4,230

LIABILITIES AND MEMBER'S EQUITY
Current liabilities:
Interest accrued and other current liabilities	$8	$13
Current portion of long-term debt	—	200

Payable to affiliate	235	17
Long-term debt	325	325
Other	1	2
Total liabilities	569	557

Member's equity:
Paid-in capital	1,679	1,679
Retained earnings	2,327	2,023
Accumulated other comprehensive loss, net	(34)	(29)
Total member's equity	3,972	3,673

Total liabilities and member's equity	$4,541	$4,230

The accompanying notes are an integral part of this financial statement schedule.

SCHEDULE I

MIDAMERICAN FUNDING, LLC
PARENT COMPANY ONLY
CONDENSED STATEMENTS OF OPERATIONS
(Amounts in millions)

	Years Ended December 31,
	2011	2010	2009

Interest on long-term debt	$25	$36	$38
Loss before income taxes	(25)	(36)	(38)
Income tax benefit	(11)	(15)	(16)
Equity in undistributed earnings of subsidiaries	$318	$361	$349
Net income	$304	$340	$327

The accompanying notes are an integral part of this financial statement schedule.

MIDAMERICAN FUNDING, LLC
PARENT COMPANY ONLY
CONDENSED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2011	2010	2009

Net cash flows from operating activities	$(18)	$(21)	$(25)

Net cash flows from investing activities:
Dividend from subsidiary	—	114	—
Net cash flows from investing activities	—	114	—

Net cash flows from financing activities:
Distribution to member	—	(114)	—
Repayments of long-term debt	(200)	—	(175)
Net change in amounts receivable from/payable to subsidiary	218	21	200
Net cash flows from financing activities	18	(93)	25

Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of year	—	—	—
Cash and cash equivalents at end of year	$—	$—	$—

The accompanying notes are an integral part of this financial statement schedule.

SCHEDULE I

MIDAMERICAN FUNDING, LLC
PARENT COMPANY ONLY
NOTES TO CONDENSED FINANCIAL STATEMENTS

Incorporated by reference are MidAmerican Funding, LLC and Subsidiaries Consolidated Statements of Changes in Equity and Consolidated Statements of Comprehensive Income for the three years ended December 31, 2011, and the related Consolidated Statements of Capitalization as of December 31, 2011 and 2010, in Part II, Item 8.

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

Payable to Affiliate - MHC, Inc. ("MHC") settles all obligations of MidAmerican Funding including primarily interest costs on, and repayments of, MidAmerican Funding's long-term debt. Net amounts paid by MHC on behalf of MidAmerican Funding totaled $218 million, $21 million and $200 million for 2011, 2010 and 2009, respectively.

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

SCHEDULE I

MHC INC.
PARENT COMPANY ONLY
CONDENSED BALANCE SHEETS
(Amounts in millions)

	As of December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$—	$1
Receivables from affiliates	1	1

Receivable from parent	235	17
Investments and nonregulated property, net	18	19
Goodwill	1,270	1,270
Investments in and advances to subsidiaries	3,260	2,947

Total assets	$4,784	$4,255

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Payables to affiliates	$239	$24

Deferred income taxes	6	6
Other	1	—
Total liabilities	246	30

Shareholder's equity:
Paid-in capital	2,430	2,430
Retained earnings	2,142	1,824
Accumulated other comprehensive loss, net	(34)	(29)
Total shareholder's equity	4,538	4,225

Total liabilities and shareholder's equity	$4,784	$4,255
The accompanying notes are an integral part of this financial statement schedule.

SCHEDULE I

MHC INC.
PARENT COMPANY ONLY
CONDENSED STATEMENTS OF OPERATIONS
(Amounts in millions)

	Years Ended December 31,
	2011	2010	2009

Operating revenue	$—	$2	$—
Other income	2	—	—
Other interest expense	1	1	1
Income (loss) before income taxes	1	1	(1)
Income tax expense	1	1	—
Equity in undistributed earnings of subsidiaries	$318	$361	$350
Net income	$318	$361	$349

The accompanying notes are an integral part of this financial statement schedule.

MHC INC.
PARENT COMPANY ONLY
CONDENSED STATEMENTS OF CASH FLOWS
(Amounts in millions)

	Years Ended December 31,
	2011	2010	2009

Net cash flows from operating activities	$1	$—	$—

Net cash flows from investing activities:
Dividend from subsidiary	—	375	—
Other	1	—	—
Net cash flows from investing activities	1	375	—

Net cash flows from financing activities:
Dividends paid	—	(114)	—
Net change in amounts payable to subsidiaries	(2)	—	6
Net change in amounts receivable from/payable to parent	(218)	(21)	(200)
Net change in note payable to MidAmerican Energy Holdings Company	217	(240)	195
Net cash flows from financing activities	(3)	(375)	1

Net change in cash and cash equivalents	(1)	—	1
Cash and cash equivalents at beginning of year	1	1	—
Cash and cash equivalents at end of year	$—	$1	$1

The accompanying notes are an integral part of this financial statement schedule.

SCHEDULE I

MHC INC.
PARENT COMPANY ONLY
NOTES TO CONDENSED FINANCIAL STATEMENTS

Incorporated by reference are MHC Inc. and Subsidiaries Consolidated Statements of Changes in Equity and Consolidated Statements of Comprehensive Income for the three years ended December 31, 2011, and the related Consolidated Statements of Capitalization as of December 31, 2011 and 2010, in Part IV, Item 15(c).

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

Receivable from Parent - MHC settles all obligations of MidAmerican Funding, LLC ("MidAmerican Funding") including primarily interest costs on MidAmerican Funding's long-term debt. Net amounts paid by MHC on behalf of MidAmerican Funding totaled $218 million, $21 million and $200 million for 2011, 2010 and 2009, respectively.

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

SCHEDULE II

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2011
(Amounts in millions)

	Column B	Column C		Column E
	Balance at	Additions		Balance
Column A	Beginning	Charged	Column D	at End
Description	of Year	to Income	Deductions	of Year

Reserves Deducted From Assets To Which They Apply:
Reserve for uncollectible accounts receivable:

Year ended 2011	$12	$4	$(8)	$8

Year ended 2010	$9	$11	$(8)	$12

Year ended 2009	$8	$12	$(11)	$9

Reserves Not Deducted From Assets(1):

Year ended 2011	$8	$4	$(4)	$8

Year ended 2010	$9	$4	$(5)	$8

Year ended 2009	$9	$4	$(4)	$9

(1)	Reserves not deducted from assets include estimated liabilities for losses retained by MidAmerican Energy for workers compensation, public liability and property damage claims.

SCHEDULE II

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
MHC INC. AND SUBSIDIARIES
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2011
(Amounts in millions)

	Column B	Column C		Column E
	Balance at	Additions		Balance
Column A	Beginning	Charged	Column D	at End
Description	of Year	to Income	Deductions	of Year

Reserves Deducted From Assets To Which They Apply:
Reserve for uncollectible accounts receivable:

Year ended 2011	$12	$4	$(8)	$8

Year ended 2010	$9	$11	$(8)	$12

Year ended 2009	$8	$12	$(11)	$9

Reserves Not Deducted From Assets (1):

Year ended 2011	$8	$4	$(4)	$8

Year ended 2010	$9	$4	$(5)	$8

Year ended 2009	$9	$4	$(4)	$9

(1)	Reserves not deducted from assets include primarily estimated liabilities for losses retained by MidAmerican Funding and MHC for workers compensation, public liability and property damage claims.

SIGNATURES

MIDAMERICAN ENERGY

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDAMERICAN ENERGY COMPANY
(Registrant)

Date: February 27, 2012	/s/ William J. Fehrman
William J. Fehrman
President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signatures	Title	Date

/s/William J. Fehrman	President, Chief Executive Officer and Director	February 27, 2012
William J. Fehrman	(principal executive officer)

/s/Thomas B. Specketer	Vice President, Controller and Director	February 27, 2012
Thomas B. Specketer	(principal financial and accounting officer)

/s/Steven R. Weiss	Senior Vice President and Director	February 27, 2012
Steven R. Weiss

MIDAMERICAN FUNDING, LLC

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDAMERICAN FUNDING, LLC
(Registrant)

Date: February 27, 2012	/s/ Gregory E. Abel
Gregory E. Abel
President
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signatures	Title	Date

/s/Gregory E. Abel	President	February 27, 2012
Gregory E. Abel	(principal executive officer)

/s/Thomas B. Specketer	Vice President and Controller	February 27, 2012
Thomas B. Specketer	(principal financial and accounting officer)

/s/Patrick J. Goodman	Manager	February 27, 2012
Patrick J. Goodman

/s/Sandra Hatfield Clubb	Manager	February 27, 2012
Sandra Hatfield Clubb

/s/Douglas L. Anderson	Manager	February 27, 2012
Douglas L. Anderson

/s/William J. Fehrman	Manager	February 27, 2012
William J. Fehrman

EXHIBIT INDEX

Exhibits Filed Herewith

MidAmerican Energy

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

MidAmerican Energy and MidAmerican Funding

101
The following financial information from MidAmerican Energy's and MidAmerican Funding's Annual Report on Form 10-K for the year ended December 31, 2011, is formatted in XBRL (eXtensible Business Reporting Language) and included herein: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Shareholders' Equity, (v) the Consolidated Statements of Comprehensive Income, (vi) the Consolidated Statements of Capitalization, and (vii) the Notes to Consolidated Financial Statements, tagged as blocks of text.

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

3.3
Amendment No. 1 to the Operating Agreement of MidAmerican Funding, LLC dated as of February 9, 2010. (Filed as Exhibit 3.3 to MidAmerican Funding's Annual Report on Form 10-K for the year ended December 31, 2010, Commission File No. 333-90553.)

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

MidAmerican Energy and MidAmerican Funding

4.1
Form of indenture between MidAmerican Energy and The Bank of New York, as Trustee. (Filed as Exhibit 4.l to MidAmerican Energy's Registration Statement on Form S-3, Registration No. 333-59760, dated January 31, 2002.)

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