Form 10-Q
period 2012-03-31
MIDAMERICAN ENERGY CO; MIDAMERICAN FUNDING LLC
filed 2012-05-04
CIK 928576, 1098296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

or

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
Yes  ☐            No  ☒

All of the member's equity of MidAmerican Funding, LLC was held by its parent company, MidAmerican Energy Holdings Company as of April 30, 2012.

All common stock of MidAmerican Energy Company is held by its parent company, MHC Inc., which is a direct, wholly owned subsidiary of MidAmerican Funding, LLC. As of April 30, 2012, 70,980,203 shares of MidAmerican Energy Company common stock, without par value, were outstanding.

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
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Energy Company and subsidiaries (the "Company") as of March 31, 2012, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for the three-month periods ended March 31, 2012 and 2011. These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and consolidated statement of capitalization (not presented herein) of MidAmerican Energy Company and subsidiaries as of December 31, 2011, and the related consolidated statements of operations, cash flows, changes in equity, and comprehensive income for the year then ended (not presented herein); and in our report dated February 27, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2011 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Des Moines, Iowa
May 4, 2012

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	March 31, 2012	December 31, 2011
ASSETS
Utility plant, net:
Electric	$10,648	$10,587
Gas	1,259	1,255
Gross utility plant in service	11,907	11,842
Accumulated depreciation and amortization	(4,201)	(4,120)
Utility plant in service, net	7,706	7,722
Construction work in progress	200	173
Total utility plant, net	7,906	7,895
Current assets:
Cash and cash equivalents	42	1
Receivables, net	352	373
Income taxes receivable	296	272
Inventories	183	201
Other	62	57
Total current assets	935	904
Other assets:
Investments and nonregulated property, net	529	503
Regulatory assets	828	831
Other	168	177
Total other assets	1,525	1,511
Total assets	$10,366	$10,310
CAPITALIZATION AND LIABILITIES
Capitalization:
MidAmerican Energy common shareholder's equity	$3,304	$3,244
Preferred securities	27	27
Noncontrolling interests	1	1
Long-term debt, excluding current portion	2,843	3,115
Total capitalization	6,175	6,387
Current liabilities:
Current portion of long-term debt	275	—
Accounts payable	269	313
Taxes accrued	87	107
Interest accrued	32	34
Other	142	119
Total current liabilities	805	573
Other liabilities:
Deferred income taxes	1,931	1,918
Asset retirement obligations	296	293
Regulatory liabilities	743	719
Other	416	420
Total other liabilities	3,386	3,350
Total capitalization and liabilities	$10,366	$10,310

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2012	2011
Operating revenue:
Regulated electric	$380	$377
Regulated gas	263	333
Nonregulated	231	269
Total operating revenue	874	979

Operating costs and expenses:
Regulated:
Cost of fuel, energy and capacity	108	110
Cost of gas sold	186	242
Other operating expenses	102	101
Maintenance	46	47
Depreciation and amortization	93	85
Property and other taxes	29	30
Total regulated operating costs and expenses	564	615
Nonregulated:
Cost of sales	212	245
Other	6	6
Total nonregulated operating costs and expenses	218	251
Total operating costs and expenses	782	866

Operating income	92	113

Non-operating income:
Allowance for equity funds	2	2
Other, net	4	3
Total non-operating income	6	5

Fixed charges:
Interest on long-term debt	37	39
Other interest expense	—	1
Allowance for borrowed funds	(1)	(1)
Total fixed charges	36	39

Income before income tax (benefit) expense	62	79
Income tax (benefit) expense	(12)	5

Net income	74	74
Preferred dividends	—	—

Earnings on common stock	$74	$74

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2012	2011

Net income	$74	$74

Other comprehensive (loss) income, net of tax:
Unrealized gains on available-for-sale securities, net of tax of $1 and $-	—	1
Unrealized (losses) gains on cash flow hedges, net of tax of $(11) and $1	(14)	2
Total other comprehensive (loss) income, net of tax	(14)	3

Comprehensive income	$60	$77

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
(Amounts in millions)

	MidAmerican Energy Shareholders' Equity
	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss, Net	Preferred Securities	Noncontrolling Interests	Total Equity

Balance, December 31, 2010	$562	$2,398	$(29)	$27	$1	$2,959
Net income	—	74	—	—	—	74
Other comprehensive income	—	—	3	—	—	3
Balance, March 31, 2011	$562	$2,472	$(26)	$27	$1	$3,036

Balance, December 31, 2011	$562	$2,716	$(34)	$27	$1	$3,272
Net income	—	74	—	—	—	74
Other comprehensive loss	—	—	(14)	—	—	(14)
Balance, March 31, 2012	$562	$2,790	$(48)	$27	$1	$3,332

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$74	$74
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	93	85
Deferred income taxes and amortization of investment tax credits	13	29
Changes in other assets and liabilities	11	8
Other, net	(5)	4
Changes in other operating assets and liabilities:
Receivables, net	32	10
Inventories	18	35
Derivative collateral, net	8	12
Contributions to pension and other postretirement benefit plans, net	2	3
Accounts payable	(38)	(46)
Taxes accrued	(46)	(27)
Other current assets and liabilities	(4)	4
Net cash flows from operating activities	158	191

Cash flows from investing activities:
Utility construction expenditures	(117)	(98)
Purchases of available-for-sale securities	(14)	(29)
Proceeds from sales of available-for-sale securities	8	33
Other, net	6	1
Net cash flows from investing activities	(117)	(93)

Cash flows from financing activities - net	—	—

Net change in cash and cash equivalents	41	98
Cash and cash equivalents at beginning of period	1	203
Cash and cash equivalents at end of period	$42	$301

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the Consolidated Financial Statements as of March 31, 2012, and for the three-month periods ended March 31, 2012 and 2011. The results of operations for the three-month period ended March 31, 2012, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in MidAmerican Energy's Annual Report on Form 10-K for the year ended December 31, 2011, describes the most significant accounting policies used in the preparation of the Consolidated Financial Statements. There have been no significant changes in MidAmerican Energy's assumptions regarding significant accounting estimates and policies during the three-month period ended March 31, 2012.

(2)	New Accounting Pronouncements

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

In June 2011, the FASB issued ASU No. 2011-05, which amends FASB ASC Topic 220, "Comprehensive Income." ASU No. 2011-05 provides an entity with the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Regardless of the option chosen, this guidance also requires presentation of items on the face of the financial statements that are reclassified from other comprehensive income to net income. This guidance does not change the items that must be reported in other comprehensive income, when an item of other comprehensive income must be reclassified to net income or how tax effects of each item of other comprehensive income are presented. This guidance is effective for interim and annual reporting periods beginning after December 15, 2011. In December 2011, the FASB issued ASU No. 2011-12, which also amends FASB ASC Topic 220 to defer indefinitely the ASU No. 2011-05 requirement to present items on the face of the financial statements that are reclassified from other comprehensive income to net income. ASU No. 2011-12 is also effective for interim and annual reporting periods beginning after December 15, 2011. MidAmerican Energy adopted this guidance on January 1, 2012 and elected the two separate but consecutive statements option.

In May 2011, the FASB issued ASU No. 2011-04, which amends FASB ASC Topic 820, "Fair Value Measurements and Disclosures." The amendments in this guidance are not intended to result in a change in current accounting. ASU No. 2011-04 requires additional disclosures relating to fair value measurements categorized within Level 3 of the fair value hierarchy, including quantitative information about unobservable inputs, the valuation process used by the entity and the sensitivity of unobservable input measurements. Additionally, entities are required to disclose the level of the fair value hierarchy for assets and liabilities that are not measured at fair value in the balance sheet, but for which disclosure of the fair value is required. This guidance is effective for interim and annual reporting periods beginning after December 15, 2011. MidAmerican Energy adopted ASU No. 2011‑04 on January 1, 2012. The adoption of this guidance did not have a material impact on MidAmerican Energy's disclosures included within Notes to Consolidated Financial Statements.

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

The following table presents MidAmerican Energy's assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of March 31, 2012
Assets:
Commodity derivatives	$3	$65	$30	$(65)	$33
Money market mutual funds(2)	30	—	—	—	30
Debt securities:
United States government obligations	90	—	—	—	90
International government obligations	—	1	—	—	1
Corporate obligations	—	31	—	—	31
Municipal obligations	—	11	—	—	11
Agency, asset and mortgage-backed obligations	—	7	—	—	7
Auction rate securities	—	—	17	—	17
Equity securities:
United States companies	186	—	—	—	186
International companies	2	—	—	—	2
	$311	$115	$47	$(65)	$408

Liabilities - commodity derivatives	$(31)	$(186)	$(7)	$93	$(131)

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of December 31, 2011
Assets:
Commodity derivatives	$1	$47	$26	$(45)	$29
Debt securities:
United States government obligations	89	—	—	—	89
International government obligations	—	1	—	—	1
Corporate obligations	—	30	—	—	30
Municipal obligations	—	12	—	—	12
Agency, asset and mortgage-backed obligations	—	7	—	—	7
Auction rate securities	—	—	16	—	16
Equity securities:
United States companies	166	—	—	—	166
International companies	1	—	—	—	1
	$257	$97	$42	$(45)	$351

Liabilities - commodity derivatives	$(37)	$(148)	$(4)	$78	$(111)

(1)	Represents netting under master netting arrangements and a net cash collateral receivable of $28 million and $33 million as of March 31, 2012 and December 31, 2011, respectively.

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

The following table reconciles the beginning and ending balances of MidAmerican Energy's assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Three-Month Periods
	Ended March 31,
	Commodity Derivatives	Auction Rate Securities
2012
Beginning balance	$22	$16
Changes included in earnings(1)	10	—
Changes in fair value recognized in other comprehensive income	(3)	1
Changes in fair value recognized in regulatory assets and liabilities	8	—
Settlements	(14)	—
Ending balance	$23	$17

2011
Beginning balance	$14	$20
Changes included in earnings(1)	2	—
Changes in fair value recognized in other comprehensive income	—	1
Changes in fair value recognized in regulatory assets and liabilities	2	—
Sales	—	(5)
Settlements	(8)	—
Ending balance	$10	$16

(1)
Changes included in earnings are reported as nonregulated operating revenue on the Consolidated Statements of Operations. For commodity derivatives held as of March 31, 2012 and 2011, net unrealized gains (losses) included in earnings for the three-month periods ended March 31, 2012 and 2011, totaled $7 million and $(1) million, respectively.

MidAmerican Energy's long-term debt is carried at cost on the Consolidated Financial Statements. The fair value of MidAmerican Energy's long-term debt is a Level 2 fair value measurement and has been estimated based upon quoted market prices, where available, or at the present value of future cash flows discounted at rates consistent with comparable maturities with similar credit risks. The carrying value of MidAmerican Energy's variable-rate long-term debt approximates fair value because of the frequent repricing of these instruments at market rates. The following table presents the carrying value and estimated fair value of MidAmerican Energy's long-term debt (in millions):

	As of March 31, 2012		As of December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$3,118	$3,506	$3,115	$3,620

(4)	Risk Management and Hedging Activities

MidAmerican Energy is exposed to the impact of market fluctuations in commodity prices and interest rates. MidAmerican Energy is principally exposed to electricity, natural gas, coal and fuel oil commodity price risk as it has an obligation to serve retail customer load in its regulated service territory. MidAmerican Energy also provides nonregulated retail electricity and natural gas services in competitive markets. MidAmerican Energy's load and generating facilities represent substantial underlying commodity positions. Exposures to commodity prices consist mainly of variations in the price of fuel required to generate electricity, wholesale electricity that is purchased and sold, and natural gas supply for retail customers. Commodity prices are subject to wide price swings as supply and demand are impacted by, among many other unpredictable items, weather; market liquidity; generating facility availability; customer usage; storage; and transmission and transportation constraints. Interest rate risk exists on variable-rate debt and future debt issuances. MidAmerican Energy does not engage in a material amount of proprietary trading activities.

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

	Current Assets - Other	Other Assets - Other	Current Liabilities - Other	Other Liabilities - Other	Total
As of March 31, 2012
Not designated as hedging contracts(1):
Commodity assets	$75	$7	$13	$—	$95
Commodity liabilities	(44)	(3)	(76)	(31)	(154)
Total	31	4	(63)	(31)	(59)

Designated as hedging contracts:
Commodity assets	—	—	1	2	3
Commodity liabilities	(2)	—	(45)	(23)	(70)
Total	(2)	—	(44)	(21)	(67)

Total derivatives	29	4	(107)	(52)	(126)
Cash collateral receivable	—	—	24	4	28
Total derivatives - net basis	$29	$4	$(83)	$(48)	$(98)

	Current Assets - Other	Other Assets - Other	Current Liabilities - Other	Other Liabilities - Other	Total
As of December 31, 2011
Not designated as hedging contracts(1):
Commodity assets	$60	$6	$6	$1	$73
Commodity liabilities	(29)	(2)	(73)	(41)	(145)
Total	31	4	(67)	(40)	(72)

Designated as hedging contracts:
Commodity assets	—	—	1	—	1
Commodity liabilities	(6)	—	(21)	(17)	(44)
Total	(6)	—	(20)	(17)	(43)

Total derivatives	25	4	(87)	(57)	(115)
Cash collateral receivable	—	—	28	5	33
Total derivatives - net basis	$25	$4	$(59)	$(52)	$(82)

(1)
MidAmerican Energy's commodity derivatives not designated as hedging contracts are generally included in regulated rates, and as of March 31, 2012 and December 31, 2011, a net regulatory asset of $60 million and $73 million, respectively, was recorded related to the net derivative liability of $59 million and $72 million, respectively.

Not Designated as Hedging Contracts

The following table reconciles the beginning and ending balances of MidAmerican Energy's net regulatory assets and summarizes the pre-tax gains and losses on commodity derivative contracts recognized in net regulatory assets, as well as amounts reclassified to earnings (in millions):

	Three-Month Periods
	Ended March 31,
	2012	2011

Beginning balance	$73	$27
Changes in fair value recognized in net regulatory assets	10	(6)
Net gains reclassified to operating revenue	13	—
Net gains reclassified to cost of fuel, energy and capacity	1	3
Net losses reclassified to cost of gas sold	(37)	(21)
Ending balance	$60	$3

The following table summarizes the pre-tax gains (losses) included on the Consolidated Statements of Operations associated with MidAmerican Energy's derivative contracts not designated as hedging contracts and not recorded as a net regulatory asset or liability (in millions):

	Three-Month Periods
	Ended March 31,
	2012	2011

Nonregulated operating revenue	$8	$1
Nonregulated cost of sales	(7)	—
Total	$1	$1

Designated as Hedging Contracts

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

The following table reconciles the beginning and ending balances of MidAmerican Energy's accumulated other comprehensive loss (pre-tax) and summarizes pre-tax gains and losses on derivative contracts designated and qualifying as cash flow hedges recognized in other comprehensive income ("OCI"), as well as amounts reclassified to earnings (in millions):

	Three-Month Periods
	Ended March 31,
	2012	2011

Beginning balance	$43	$34
Changes in fair value recognized in OCI	38	1
Net losses reclassified to nonregulated cost of sales	(13)	(4)
Ending balance	$68	$31

Realized gains and losses on hedges and hedge ineffectiveness are recognized in income as nonregulated operating revenue or nonregulated cost of sales depending upon the nature of the item being hedged. For the three-month periods ended March 31, 2012 and 2011, hedge ineffectiveness was insignificant. As of March 31, 2012, MidAmerican Energy had cash flow hedges with expiration dates extending through December 2016, and $46 million of pre-tax net unrealized losses are forecasted to be reclassified from accumulated other comprehensive loss into earnings over the next twelve months as contracts settle.

Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding derivative contracts with fixed price terms that comprise the mark-to-market values as of (in millions):

	Unit of	March 31,	December 31,
	Measure	2012	2011

Electricity purchases	Megawatt hours	11	8
Natural gas purchases	Decatherms	44	62
Fuel purchases	Gallons	1	2

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

Collateral and Contingent Features

In accordance with industry practice, certain wholesale derivative contracts contain provisions that require MidAmerican Energy to maintain specific credit ratings from one or more of the major credit rating agencies on its senior unsecured debt. These derivative contracts may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance" in the event of a material adverse change in MidAmerican Energy's creditworthiness. These rights can vary by contract and by counterparty. As of March 31, 2012, MidAmerican Energy's credit ratings from the three recognized credit rating agencies were investment grade.

The aggregate fair value of MidAmerican Energy's derivative contracts in liability positions with specific credit-risk-related contingent features totaled $145 million and $122 million as of March 31, 2012 and December 31, 2011, respectively, for which MidAmerican Energy had posted collateral of $- million. If all credit-risk-related contingent features for derivative contracts in liability positions had been triggered as of March 31, 2012 and December 31, 2011, MidAmerican Energy would have been required to post $130 million and $109 million, respectively, of additional collateral. MidAmerican Energy's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors.

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

	Three-Month Periods
	Ended March 31,
	2012	2011
Pension:
Service cost	$4	$4
Interest cost	9	9
Expected return on plan assets	(10)	(9)
Net amortization	1	—
Net periodic benefit cost	$4	$4

Other postretirement:
Service cost	$1	$1
Interest cost	2	3
Expected return on plan assets	(3)	(3)
Net amortization	—	(1)
Net periodic benefit cost	$—	$—

Employer contributions to the pension and other postretirement benefit plans are expected to be $32 million and $- million, respectively, during 2012. As of March 31, 2012, $2 million and $- million of contributions had been made to the pension and other postretirement benefit plans, respectively.

(6)	Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax (benefit) expense is as follows:

	Three-Month Periods
	Ended March 31,
	2012	2011

Federal statutory income tax rate	35%	35%
Amortization of investment tax credit	—	(1)
State income tax, net of federal income tax benefit	8	7
Renewable electricity production tax credits	(49)	(29)
Effects of ratemaking	(13)	(5)
Other, net	—	(1)
Effective income tax rate	(19)%	6%

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

(8)	Components of Accumulated Other Comprehensive Loss, Net

The following table shows the change in accumulated other comprehensive loss by each component of other comprehensive income, net of applicable income taxes, for the three-month period ended March 31, 2012 (in millions):

	Unrealized	Unrealized	Accumulated
	Losses on	Losses on	Other
	Available-For-Sale	Cash Flow	Comprehensive
	Securities	Hedges	Loss, Net

Balance, December 31, 2011	$(8)	$(26)	$(34)
Other comprehensive loss	—	(14)	(14)
Balance, March 31, 2012	$(8)	$(40)	$(48)

(9)	Segment Information

MidAmerican Energy has identified three reportable segments: regulated electric, regulated gas and nonregulated energy. The regulated electric segment derives most of its revenue from regulated retail sales of electricity to residential, commercial, and industrial customers and from wholesale sales. The regulated gas segment derives most of its revenue from regulated retail sales of natural gas to residential, commercial, and industrial customers and also obtains revenue by transporting gas owned by others through its distribution system. Pricing for regulated electric and regulated gas sales are established separately by regulatory agencies; therefore, management also reviews each segment separately to make decisions regarding allocation of resources and in evaluating performance. The nonregulated energy segment derives most of its revenue from nonregulated retail electric and gas activities. Common operating costs, interest income, interest expense and income tax expense are allocated to each segment based on certain factors, which primarily relate to the nature of the cost.

The following tables provide information on a reportable segment basis (in millions):

	Three-Month Periods
	Ended March 31,
	2012	2011
Operating revenue:
Regulated electric	$380	$377
Regulated gas	263	333
Nonregulated energy	231	269
Total operating revenue	$874	$979

Depreciation and amortization:
Regulated electric	$84	$76
Regulated gas	9	9
Total depreciation and amortization	$93	$85

Operating income:
Regulated electric	$48	$50
Regulated gas	30	45
Nonregulated energy	14	18
Total operating income	$92	$113

	As of
	March 31, 2012	December 31, 2011
Total assets:
Regulated electric	$9,164	$9,016
Regulated gas	1,088	1,159
Nonregulated energy	114	135
Total assets	$10,366	$10,310

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Member of
MidAmerican Funding, LLC
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Funding, LLC and subsidiaries (the "Company") as of March 31, 2012, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for the three-month periods ended March 31, 2012 and 2011. These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and consolidated statement of capitalization (not presented herein) of MidAmerican Funding, LLC and subsidiaries as of December 31, 2011, and the related consolidated statements of operations, cash flows, changes in equity, and comprehensive income for the year then ended (not presented herein); and in our report dated February 27, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2011 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Des Moines, Iowa
May 4, 2012

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	March 31, 2012	December 31, 2011
ASSETS
Utility plant, net:
Electric	$10,648	$10,587
Gas	1,259	1,255
Gross utility plant in service	11,907	11,842
Accumulated depreciation and amortization	(4,201)	(4,120)
Utility plant in service, net	7,706	7,722
Construction work in progress	200	173
Total utility plant, net	7,906	7,895
Current assets:
Cash and cash equivalents	43	1
Receivables, net	353	376
Income taxes receivable	296	270
Inventories	183	201
Other	61	58
Total current assets	936	906
Other assets:
Investments and nonregulated property, net	554	528
Goodwill	1,270	1,270
Regulatory assets	828	831
Other	166	175
Total other assets	2,818	2,804
Total assets	$11,660	$11,605
CAPITALIZATION AND LIABILITIES
Capitalization:
MidAmerican Funding member's equity	$4,029	$3,972
Noncontrolling interests	28	28
Long-term debt, excluding current portion	3,168	3,440
Total capitalization	7,225	7,440
Current liabilities:
Current portion of long-term debt	275	—
Note payable to affiliate	240	231
Accounts payable	269	314
Taxes accrued	87	107
Interest accrued	34	41
Other	142	120
Total current liabilities	1,047	813
Other liabilities:
Deferred income taxes	1,931	1,918
Asset retirement obligations	296	293
Regulatory liabilities	743	719
Other	418	422
Total other liabilities	3,388	3,352
Total capitalization and liabilities	$11,660	$11,605

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2012	2011
Operating revenue:
Regulated electric	$380	$377
Regulated gas	263	333
Nonregulated	231	269
Total operating revenue	874	979

Operating costs and expenses:
Regulated:
Cost of fuel, energy and capacity	108	110
Cost of gas sold	186	242
Other operating expenses	102	101
Maintenance	46	47
Depreciation and amortization	93	85
Property and other taxes	29	30
Total regulated operating costs and expenses	564	615
Nonregulated:
Cost of sales	212	245
Other	7	6
Total nonregulated operating costs and expenses	219	251
Total operating costs and expenses	783	866

Operating income	91	113

Non-operating income:
Allowance for equity funds	2	2
Other, net	5	3
Total non-operating income	7	5

Fixed charges:
Interest on long-term debt	42	47
Other interest expense	1	1
Allowance for borrowed funds	(1)	(1)
Total fixed charges	42	47

Income before income tax (benefit) expense	56	71
Income tax (benefit) expense	(15)	2

Net income	71	69
Net income attributable to noncontrolling interests	—	—

Net income attributable to MidAmerican Funding	$71	$69

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2012	2011

Net income	$71	$69

Other comprehensive (loss) income, net of tax:
Unrealized gains on available-for-sale securities, net of tax of $1 and $-	—	1
Unrealized (losses) gains on cash flow hedges, net of tax of $(11) and $1	(14)	2
Total other comprehensive (loss) income, net of tax	(14)	3

Comprehensive income	57	72
Comprehensive income attributable to noncontrolling interests	—	—

Comprehensive income attributable to MidAmerican Funding	$57	$72

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
(Amounts in millions)

	MidAmerican Funding Member's Equity
	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net	Noncontrolling Interests	Total Equity

Balance, December 31, 2010	$1,679	$2,023	$(29)	$28	$3,701
Net income	—	69	—	—	69
Other comprehensive income	—	—	3	—	3
Balance, March 31, 2011	$1,679	$2,092	$(26)	$28	$3,773

Balance, December 31, 2011	$1,679	$2,327	$(34)	$28	$4,000
Net income	—	71	—	—	71
Other comprehensive loss	—	—	(14)	—	(14)
Balance, March 31, 2012	$1,679	$2,398	$(48)	$28	$4,057

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$71	$69
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	93	85
Deferred income taxes and amortization of investment tax credits	13	29
Changes in other assets and liabilities	11	8
Other, net	(6)	4
Changes in other operating assets and liabilities:
Receivables, net	35	14
Inventories	18	35
Derivative collateral, net	8	12
Contributions to pension and other postretirement benefit plans, net	2	3
Accounts payable	(38)	(46)
Taxes accrued	(48)	(30)
Other current assets and liabilities	(10)	(5)
Net cash flows from operating activities	149	178

Cash flows from investing activities:
Utility construction expenditures	(117)	(98)
Purchases of available-for-sale securities	(14)	(29)
Proceeds from sales of available-for-sale securities	8	33
Other, net	7	2
Net cash flows from investing activities	(116)	(92)

Cash flows from financing activities:
Repayment of long-term debt	—	(200)
Net change in note payable to affiliate	9	213
Net cash flows from financing activities	9	13

Net change in cash and cash equivalents	42	99
Cash and cash equivalents at beginning of period	1	203
Cash and cash equivalents at end of period	$43	$302

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the Consolidated Financial Statements as of March 31, 2012, and for the three-month periods ended March 31, 2012 and 2011. The results of operations for the three-month period ended March 31, 2012, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in MidAmerican Funding's Annual Report on Form 10-K for the year ended December 31, 2011, describes the most significant accounting policies used in the preparation of the Consolidated Financial Statements. There have been no significant changes in MidAmerican Funding's assumptions regarding significant accounting estimates and policies during the three-month period ended March 31, 2012. Refer to Note 1 of MidAmerican Energy's Notes to Consolidated Financial Statements.

(2)	New Accounting Pronouncements

Refer to Note 2 of MidAmerican Energy's Notes to Consolidated Financial Statements.

(3)	Fair Value Measurements

Refer to Note 3 of MidAmerican Energy's Notes to Consolidated Financial Statements.

MidAmerican Funding's long-term debt is carried at cost on the Consolidated Financial Statements. The fair value of MidAmerican Funding's long-term debt is a Level 2 fair value measurement and has been estimated based upon quoted market prices, where available, or at the present value of future cash flows discounted at rates consistent with comparable maturities with similar credit risks. The carrying value of MidAmerican Funding's variable-rate long-term debt approximates fair value because of the frequent repricing of these instruments at market rates. The following table presents the carrying value and estimated fair value of MidAmerican Funding's long-term debt (in millions):

	As of March 31, 2012		As of December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$3,443	$3,917	$3,440	$4,038

(4)	Risk Management and Hedging Activities

Refer to Note 4 of MidAmerican Energy's Notes to Consolidated Financial Statements.

(5)	Employee Benefit Plans

Refer to Note 5 of MidAmerican Energy's Notes to Consolidated Financial Statements.

(6)	Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax (benefit) expense is as follows:

	Three-Month Periods
	Ended March 31,
	2012	2011

Federal statutory income tax rate	35%	35%
Amortization of investment tax credit	(1)	(1)
State income tax, net of federal income tax benefit	9	7
Renewable electricity production tax credits	(54)	(33)
Effects of ratemaking	(15)	(5)
Other, net	(1)	—
Effective income tax rate	(27)%	3%

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

MidAmerican Funding has identified three reportable segments: regulated electric, regulated gas and nonregulated energy. The regulated electric segment derives most of its revenue from regulated retail sales of electricity to residential, commercial, and industrial customers and from wholesale sales. The regulated gas segment derives most of its revenue from regulated retail sales of natural gas to residential, commercial, and industrial customers and also obtains revenue by transporting gas owned by others through its distribution system. Pricing for regulated electric and regulated gas sales are established separately by regulatory agencies; therefore, management also reviews each segment separately to make decisions regarding allocation of resources and in evaluating performance. The nonregulated energy segment derives most of its revenue from nonregulated retail electric and gas activities. Common operating costs, interest income, interest expense and income tax expense are allocated to each segment based on certain factors, which primarily relate to the nature of the cost. "Other" in the tables below consists of the nonregulated subsidiaries of MidAmerican Funding not engaged in the energy business and parent company interest expense.

The following tables provide information on a reportable segment basis (in millions):

	Three-Month Periods
	Ended March 31,
	2012	2011
Operating revenue:
Regulated electric	$380	$377
Regulated gas	263	333
Nonregulated energy	231	269
Total operating revenue	$874	$979

Depreciation and amortization:
Regulated electric	$84	$76
Regulated gas	9	9
Total depreciation and amortization	$93	$85

Operating income:
Regulated electric	$48	$50
Regulated gas	30	45
Nonregulated energy	14	18
Other	(1)	—
Total operating income	$91	$113

	As of
	March 31, 2012	December 31, 2011
Total assets(1):
Regulated electric	$10,355	$10,207
Regulated gas	1,166	1,238
Nonregulated energy	114	135
Other	25	25
Total assets	$11,660	$11,605

(1)	Total assets by reportable segment reflect the assignment of goodwill to applicable reporting units.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations for the First Quarters of 2012 and 2011

Overview

MidAmerican Energy -

MidAmerican Energy's earnings on common stock for the first quarter of 2012 was $74 million, unchanged compared to 2011. Operating income decreased $21 million to $92 million for the first quarter of 2012 due principally to the effects of unseasonably mild weather conditions. The decrease in operating income was substantially offset by lower income tax expense from the effects of ratemaking and greater production tax credits for wind-powered generation, primarily due to additional facilities placed in service in 2011.

MidAmerican Funding -

Net income attributable to MidAmerican Funding for the first quarter of 2012 was $71 million, an increase of $2 million, or 3%, compared to 2011. In addition to the items discussed above for MidAmerican Energy, MidAmerican Funding had lower interest expense as a result of a $200 million repayment for its 6.75% Senior notes in March 2011.

Regulated Electric Gross Margin

	First Quarter
	2012	2011	Change
Gross margin (in millions):
Operating revenue	$380	$377	$3	1%
Less - cost of fuel, energy and capacity	108	110	(2)	(2)
Electric gross margin	$272	$267	$5	2

Sales (GWh):
Retail	5,202	5,373	(171)	(3)%
Wholesale	3,034	2,072	962	46
Total	8,236	7,445	791	11

Electric gross margin for the first quarter of 2012 increased $5 million compared to the first quarter of 2011. Wholesale gross margin increased a total of $3 million due to a $6 million increase from higher wholesale sales volumes partially offset by a $3 million decrease from a lower average margin per megawatt hour sold. Wholesale includes sales of electricity to markets operated by regional transmission organizations, other utilities and market participants. Retail gross margin increased $2 million due to increased use of lower cost generation for retail, customer growth and increased recoveries through bill riders, substantially offset by lower retail sales from the impact of usage factors, including unseasonably mild temperatures, compared to the first quarter of 2011.

Regulated Gas Gross Margin

	First Quarter
	2012	2011	Change
Gross margin (in millions):
Operating revenue	$263	$333	$(70)	(21)%
Less - cost of gas sold	186	242	(56)	(23)
Gas gross margin	$77	$91	$(14)	(15)

Sales (000's Dth):
Retail	28,810	38,490	(9,680)	(25)%
Wholesale	12,357	6,440	5,917	92
Total	41,167	44,930	(3,763)	(8)

Lower retail sales as a result of mild temperatures and other usage factors, offset partially by the increase in wholesale sales volumes, reduced gas revenue and cost of gas sold. The decrease in gross margin for the first quarter of 2012 was due primarily to the unseasonably mild temperatures and related decrease in retail sales volumes. Regulated gas revenue includes purchased gas adjustment clauses through which MidAmerican Energy is allowed to recover the cost of gas sold from its retail gas utility customers. Consequently, fluctuations in the cost of gas sold do not directly affect gross margin or net income because regulated gas revenue reflects comparable fluctuations through the purchased gas adjustment clauses. Compared to the first quarter of 2011, MidAmerican Energy's average per-unit cost of gas sold decreased 16%, resulting in a $36 million decrease in gas revenue and cost of gas sold for the first quarter of 2012.

Regulated Operating Costs and Expenses

Maintenance expense of $46 million for the first quarter of 2012 decreased $1 million compared to the first quarter of 2011 due to lower maintenance costs associated with the 2011 outage of Louisa Generating Station, substantially offset by increased maintenance costs for wind-powered generating facilities in 2012.

Depreciation and amortization expense of $93 million for the first quarter of 2012 increased $8 million compared to the first quarter of 2011 due to additional wind-powered generating facilities placed in service in the second half of 2011, partially offset by lower depreciation rates implemented during the second quarter of 2011, following the results of a depreciation study.

Nonregulated Gross Margin

MidAmerican Energy -

	First Quarter
	2012	2011	Change
Gross margin (in millions):
Nonregulated operating revenue	$231	$269	$(38)	(14)%
Less - nonregulated cost of sales	212	245	(33)	(13)
Nonregulated gross margin	$19	$24	$(5)	(21)

Nonregulated electric sales (GWh)	2,467	2,507	(40)	(2)

Nonregulated gas sales (000's Dth)	10,266	11,829	(1,563)	(13)

For the first quarter of 2012 compared to the first quarter of 2011, lower prices, costs and volumes for nonregulated electric and gas sales resulted in decreases to nonregulated operating revenue and cost of sales. Nonregulated gross margin decreased compared to the first quarter of 2011 due principally to lower average margins per unit on nonregulated electric sales.

Fixed Charges

MidAmerican Energy -

In December 2011, MidAmerican Energy redeemed $400 million of 5.65% Senior notes, which reduced its interest on long-term debt for the first quarter of 2012.

MidAmerican Funding -

In March 2011, MidAmerican Funding repaid $200 million of 6.75% Senior notes, which reduced its interest on long-term debt for the first quarter of 2012.

Income Tax (Benefit) Expense

MidAmerican Energy -

MidAmerican Energy's income tax expense decreased $17 million to a benefit of $12 million for the first quarter of 2012 with an effective tax rate of (19)% compared to 6% for the first quarter of 2011. The improvement in income tax benefit was principally due to the benefit of additional renewable electricity production tax credits, lower pre-tax income and the effects of ratemaking.

Federal renewable electricity production tax credits are earned on qualifying wind-powered generation for ten years after the in-service date of each facility.

MidAmerican Funding -

MidAmerican Funding's income tax expense decreased $17 million to a benefit of $15 million for the first quarter of 2012 with an effective tax rate of (27)% compared to 3% for the first quarter of 2011. These increases were due principally to the factors discussed for MidAmerican Energy.

Liquidity and Capital Resources

As of March 31, 2012, MidAmerican Energy's total net liquidity available was $497 million consisting of $42 million of cash and cash equivalents and $650 million of revolving credit facilities reduced by $195 million of the revolving credit facilities reserved to support MidAmerican Energy's variable-rate tax-exempt bond obligations. As of March 31, 2012, MidAmerican Funding's total net liquidity available was $502 million, including MHC Inc.'s $4 million revolving credit facility and an additional $1 million of cash and cash equivalents.

Operating Activities

MidAmerican Energy's net cash flows from operating activities for the three-month periods ended March 31, 2012 and 2011, were $158 million and $191 million, respectively. MidAmerican Funding's net cash flows from operating activities for the three-month periods ended March 31, 2012 and 2011, were $149 million and $178 million, respectively. The decreases were predominantly due to the timing of working capital and income tax receipts and lower regulated gas and nonregulated margins.

In December 2010, the President signed the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 into law, which provided for 100% bonus depreciation for qualifying property purchased and placed in service after September 8, 2010, and prior to January 1, 2012, and 50% bonus depreciation for qualifying property purchased and placed in service after December 31, 2011 and prior to January 1, 2013. As a result of this legislation, MidAmerican Energy's cash flows from operations are expected to benefit in 2012 due to 50% bonus depreciation on qualifying assets placed in service in 2012, including the 407 MW of wind-powered generating facilities, and from income taxes received in 2012 for assets placed in service in 2011.

Investing Activities

MidAmerican Energy's net cash flows from investing activities for the three-month periods ended March 31, 2012 and 2011, were $(117) million and $(93) million, respectively. MidAmerican Funding's net cash flows from investing activities for the three-month periods ended March 31, 2012 and 2011, were $(116) million and $(92) million, respectively. Net cash flows from investing activities consist almost entirely of utility construction expenditures, which increased for 2012 due principally to expenditures for the construction of emissions control equipment at two of MidAmerican Energy's jointly owned generating facilities. Purchases and proceeds related to available-for-sale securities consist of activity within the Quad Cities Generating Station nuclear decommissioning trust.

Financing Activities

MidAmerican Funding's net cash flows from financing activities for the three-month periods ended March 31, 2012 and 2011, were $9 million and $13 million, respectively. In 2012, MidAmerican Funding received $9 million through its note payable with MEHC, and in 2011, received $213 million through its note payable with MEHC and repaid $200 million of 6.75% Senior notes in March 2011.

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

In conjunction with the March 1999 merger, MidAmerican Energy committed to the IUB to use commercially reasonable efforts to maintain an investment grade rating on its long-term debt and to maintain its common equity level above 42% of total capitalization unless circumstances beyond its control result in the common equity level decreasing to below 39% of total capitalization. MidAmerican Energy must seek the approval of the IUB of a reasonable utility capital structure if MidAmerican Energy's common equity level decreases below 42% of total capitalization, unless the decrease is beyond the control of MidAmerican Energy. MidAmerican Energy is also required to seek the approval of the IUB if MidAmerican Energy's equity level decreases to below 39%, even if the decrease is due to circumstances beyond the control of MidAmerican Energy. If MidAmerican Energy's common equity level were to drop below the required thresholds, MidAmerican Energy's ability to issue debt could be restricted. As of March 31, 2012, MidAmerican Energy's common equity ratio was 51% computed on a basis consistent with its commitment.

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

Utility Construction Expenditures

MidAmerican Energy's primary need for capital is utility construction expenditures. Capital expenditure needs are reviewed regularly by management and may change significantly as a result of these reviews, which may consider, among other factors, changes in rules and regulations, including environmental and nuclear; outcomes of regulatory proceedings; changes in income tax laws; general business conditions; load projections; system reliability standards; the cost and efficiency of construction labor, equipment and materials; and the cost and availability of capital. Prudently incurred expenditures for compliance-related items such as pollution-control technologies, replacement generation, nuclear decommissioning and associated operating costs are generally incorporated into MidAmerican Energy's regulated retail rates.

MidAmerican Energy's forecasted utility construction expenditures, which exclude amounts for non-cash equity AFUDC and other non-cash items, are approximately $676 million for 2012. In addition to amounts for ongoing investments in distribution, generation and other infrastructure needed to serve existing and expected demand, forecasted utility construction expenditures for 2012 include:

•
$212 million, for a 407-MW (nominal ratings) wind-powered generation project expected to be placed in service in 2012, excluding approximately $400 million of payments deferred until the fourth quarter of 2015.

•	$169 million for emissions control equipment primarily to meet air quality targets, including the reduction of sulfur dioxide, nitrogen oxides and particulate matter emissions.

•	$25 million for other generation development projects.

MidAmerican Energy has implemented a planning process that forecasts the site-specific controls and actions that may be required to meet emissions reductions as promulgated by the EPA. The plan, which under Iowa law must be filed with the IUB and updated every two years, is designed to effectively manage MidAmerican Energy's expenditures required to comply with emissions standards. On April 2, 2012, MidAmerican Energy submitted to the IUB an updated plan, which increased its estimate of required capital expenditures. The plan estimated that the cost of capital expenditures for emission control equipment included in the plan for compliance with current air quality requirements would total $337 million for January 1, 2012 through December 31, 2015. Estimates of the environmental capital and operating requirements may change significantly at any time as a result of, among other factors, changes in related regulations, prices of products used to meet the requirements and management's strategies for achieving compliance with the regulations. The future costs (beyond existing planned capital expenditures) of complying with applicable environmental laws, regulations and rules cannot be reasonably estimated but could be material to MidAmerican Energy.

Contractual Obligations

As of March 31, 2012, there have been no material changes outside the normal course of business in MidAmerican Energy's and MidAmerican Funding's contractual obligations from the information provided in Item 7 of their Annual Report on Form 10‑K for the year ended December 31, 2011. Additionally, refer to the "Utility Construction Expenditures" discussion included in Liquidity and Capital Resources.

On April 25, 2012, MidAmerican Energy entered into a multi-year coal transportation agreement with BNSF Railway Company, an affiliate of MidAmerican Energy, for long-haul delivery of coal to MidAmerican Energy's generating facilities that are not “captive” to a single railroad. The new contract will provide delivery for the majority of the coal anticipated to be delivered to MidAmerican Energy-operated coal-fueled generating facilities beginning January 1, 2013. While prices for this rail service are significantly higher than those contained in MidAmerican Energy's legacy long-haul rail contract, which expires December 31, 2012, the BNSF Railway Company proposal was the lowest cost and best overall bid. Negotiations continue on arrangements for delivery of coal to MidAmerican Energy's other coal-fueled generating facilities.

Regulatory Matters

On February 21, 2012, MidAmerican Energy filed an application with the IUB for an interim and final increase in Iowa retail electric rates in the form of two adjustment clauses to be added to customers' bills. The requested adjustment clauses and a modification to current revenue sharing provisions are consistent with a November 2011 settlement agreement between MidAmerican Energy and the OCA, in which the parties agree to support the proposed changes. The adjustment clauses would recover anticipated increases in retail coal and coal transportation costs and environmental control expenditures subject to an aggregate maximum of $39 million, or 3.4%, for 2012 and an additional $37 million for an aggregate maximum of $76 million for 2013, or a 3.2% increase from 2012. The requested modification to the existing revenue sharing provisions provides for MidAmerican Energy to share with its customers 20% of revenue associated with Iowa electric returns on equity between 10% and 10.5%, 50% of revenue associated with Iowa electric returns on equity between 10.5% and 11.75%, 75% of revenue associated with Iowa electric returns on equity between 11.75% and 13.0% and 83.3% of revenue associated with Iowa electric returns on equity above 13.0%. Such shared amounts would reduce MidAmerican Energy's investment in the Walter Scott, Jr. Energy Center Unit 4. There would be no revenue sharing for Iowa electric returns on equity below 10%. Pursuant to the settlement agreement, MidAmerican Energy is not precluded from seeking interim rate relief in 2013. MidAmerican Energy implemented the adjustment clauses on an interim basis in March 2012 and expects resolution of the related rate proceeding in the fourth quarter of 2012.

Environmental Laws and Regulations

MidAmerican Energy is subject to federal, state and local laws and regulations regarding air and water quality, emissions performance standards, climate change, coal combustion byproduct disposal, hazardous and solid waste disposal, protected species and other environmental matters that have the potential to impact its current and future operations. In addition to imposing continuing compliance obligations, these laws and regulations provide regulators with the authority to levy substantial penalties for noncompliance including fines, injunctive relief and other sanctions. These laws and regulations are administered by the EPA and various other state and local agencies. All such laws and regulations are subject to a range of interpretation, which may ultimately be resolved by the courts. Environmental laws and regulations continue to evolve, and MidAmerican Energy is unable to predict the impact of the changing laws and regulations on its operations and consolidated financial results. MidAmerican Energy believes it is in material compliance with all applicable laws and regulations. Refer to "Liquidity and Capital Resources" for discussion of MidAmerican Energy's forecasted environmental-related capital expenditures. The discussion below contains material developments to those matters disclosed in Item 7 of MidAmerican Energy's and MidAmerican Funding's Annual Report on Form 10-K for the year ended December 31, 2011.

Clean Air Standards

Mercury and Air Toxics Standards

The Clean Air Mercury Rule ("CAMR"), issued by the EPA in March 2005, was the United States' first attempt to regulate mercury emissions from coal-fueled generating facilities through the use of a market-based cap-and-trade system. The CAMR, which mandated emissions reductions of approximately 70% by 2018, was overturned by the United States Court of Appeals for the District of Columbia Circuit ("D.C. Circuit") in February 2008. In March 2011, the EPA proposed a new rule that would require coal-fueled generating facilities to reduce mercury emissions and other hazardous air pollutants through the establishment of "Maximum Achievable Control Technology" standards rather than a cap-and-trade system. The final rule, Mercury and Air Toxics Standards ("MATS"), was published in the Federal Register on February 16, 2012, with an effective date of April 16, 2012, and requires that new and existing coal-fueled facilities achieve emission standards for mercury, acid gases and other non-mercury hazardous air pollutants. Existing sources are required to comply with the new standards by April 16, 2015. Individual sources may be granted up to one additional year, at the discretion of the Title V permitting authority, to complete installation of controls or for transmission system reliability reasons. While the final MATS continues to be reviewed by MidAmerican Energy, MidAmerican Energy believes that its emissions reduction projects completed to date or currently permitted or planned for installation, including scrubbers, baghouses and electrostatic precipitators are consistent with the EPA's MATS and will support MidAmerican Energy's ability to comply with the final rule's standards for acid gases and non-mercury metallic hazardous air pollutants. MidAmerican Energy will be required to take additional actions to reduce mercury emissions through the installation of controls or use of sorbent injection at certain of its coal-fueled generating facilities and otherwise comply with the final rule's standards. MidAmerican Energy is evaluating whether or not to close certain units. Incremental costs to install and maintain emissions control equipment at MidAmerican Energy's coal-fueled generating facilities and any requirements to shut down what have traditionally been low-cost coal-fueled generating facilities will likely increase the cost of providing service to customers. In addition, numerous lawsuits are pending against the MATS rules in the D.C. Circuit, which may have an impact on MidAmerican Energy's compliance obligations and the timing of those obligations.

Climate Change

GHG New Source Performance Standards

Under the Clean Air Act, the EPA may establish emissions standards that reflect the degree of emissions reductions achievable through the best technology that has been demonstrated, taking into consideration the cost of achieving those reductions and any non-air quality health and environmental impact and energy requirements. The EPA entered into a settlement agreement with a number of parties, including certain state governments and environmental groups, in December 2010 to promulgate emissions standards covering GHG by September 30, 2011, as amended, and issue final regulations by May 26, 2012. However, in mid-September, the EPA indicated it would not meet the September 30, 2011 deadline to promulgate the standards. In April 2012, the EPA proposed new source performance standards for new fossil-fueled generating facilities that would limit emissions of carbon dioxide to 1,000 pounds per megawatt hour. The proposal exempts simple cycle combustion turbines from meeting the GHG standards. The proposal is open for public comments until June 12, 2012. The EPA indicated in the proposal that it does not have sufficient information to establish GHG new source performance standards for modified or reconstructed units and has not established a schedule for when these units, or other existing sources, will be regulated. Any new fossil-fueled generating facilities constructed by MidAmerican Energy will be required to meet the final GHG new source performance standards, which, if finalized as proposed, will preclude the construction of any coal-fueled generating facilities that do not have carbon capture and sequestration. Until any standards for existing, modified or reconstructed units are proposed and finalized, the impact on MidAmerican Energy's existing facilities cannot be determined.

GHG Litigation

In October 2009, a three-judge panel in the United States Court of Appeals for the Fifth Circuit ("Fifth Circuit") issued its opinion in the case of Ned Comer, et al. v. Murphy Oil USA, et al., ("Comer I") a putative class action lawsuit against insurance, oil, coal and chemical companies, based on claims that the defendants' GHG emissions contributed to global warming that in turn caused a rise in sea levels and added to the ferocity of Hurricane Katrina, which combined to damage the plaintiff's private property, as well as public property. In 2007, the United States District Court for the Southern District of Mississippi ("Southern District of Mississippi") dismissed the case based on the lack of standing and further held that the claims were barred by the political question doctrine. In March 2010, the full court of the Fifth Circuit agreed to rehear the case; however, in May 2010, the Fifth Circuit dismissed the appeal for failure to have a quorum, resulting in the Southern District of Mississippi's decision, holding that property owners did not have standing to sue for climate change and that climate change was a political question for the United States Congress, standing as good law. The plaintiffs filed a petition asking the United States Supreme Court to direct the Fifth Circuit to reinstate the appeal and return it to the original panel. In January 2011, the United States Supreme Court denied the request, resulting in the original dismissal of the case to stand. However, in May 2011, the Comer case was refiled ("Comer II") in the Southern District of Mississippi. In response to the defendants' motions to dismiss in Comer II, the Southern District of Mississippi, in March 2012, granted the motions, dismissing the suit with prejudice. Plaintiffs filed an appeal with the Fifth Circuit in April 2012. MidAmerican Energy was not a party in Comer I and is not a party in Comer II.

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

In accordance with industry practice, certain wholesale agreements, including derivative contracts, contain provisions that require MidAmerican Energy to maintain specific credit ratings on its unsecured debt from one or more of the three recognized credit rating agencies. These agreements may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance" in the event of a material adverse change in MidAmerican Energy's creditworthiness. These rights can vary by contract and by counterparty. If all credit-risk-related contingent features or adequate assurance provisions for these agreements had been triggered as of March 31, 2012, MidAmerican Energy would have been required to post $327 million of additional collateral. MidAmerican Energy's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors. Refer to Note 4 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for a discussion of MidAmerican Energy's collateral requirements specific to its derivative contracts.

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

Critical Accounting Estimates

Certain accounting measurements require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized on the Consolidated Financial Statements based on such estimates involve numerous assumptions subject to varying and potentially significant degrees of judgment and uncertainty and will likely change in the future as additional information becomes available. Estimates are used for, but not limited to, the accounting for the effects of certain types of regulation, derivatives, impairment of long-lived assets and goodwill, pension and other postretirement benefits, income taxes and revenue recognition - unbilled revenue. For additional discussion of MidAmerican Energy's and MidAmerican Funding's critical accounting estimates, see Item 7 of their Annual Report on Form 10-K for the year ended December 31, 2011. There have been no significant changes in MidAmerican Energy's and MidAmerican Funding's assumptions regarding critical accounting estimates since December 31, 2011.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting MidAmerican Energy and MidAmerican Funding, see Item 7A of their Annual Report on Form 10-K for the year ended December 31, 2011. MidAmerican Energy's and MidAmerican Funding's exposure to market risk and their management of such risk has not changed materially since December 31, 2011. Refer to Note 4 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for disclosure of MidAmerican Energy's derivative positions as of March 31, 2012.

Item 4.	Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, the Company (MidAmerican Energy or MidAmerican Funding, as applicable) carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, the Company's management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms, and is accumulated and communicated to management, including the Company's Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company's internal control over financial reporting during the quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There has been no material change to MidAmerican Funding's or MidAmerican Energy's risk factors from those disclosed in Item 1A of their Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The exhibits listed on the accompanying Exhibit Index are filed as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDAMERICAN FUNDING, LLC
MIDAMERICAN ENERGY COMPANY
(Registrants)

Date: May 4, 2012	/s/ Thomas B. Specketer
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

MidAmerican Energy and MidAmerican Funding

101
The following financial information from MidAmerican Energy's and MidAmerican Funding's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, is formatted in XBRL (eXtensible Business Reporting Language) and included herein: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.