Form 10-Q
period 2012-06-30
MIDAMERICAN ENERGY CO; MIDAMERICAN FUNDING LLC
filed 2012-08-03
CIK 928576, 1098296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

or

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
Yes  ☐            No  ☒

All of the member's equity of MidAmerican Funding, LLC was held by its parent company, MidAmerican Energy Holdings Company as of July 31, 2012.

All common stock of MidAmerican Energy Company is held by its parent company, MHC Inc., which is a direct, wholly owned subsidiary of MidAmerican Funding, LLC. As of July 31, 2012, 70,980,203 shares of MidAmerican Energy Company common stock, without par value, were outstanding.

MidAmerican Funding, LLC and MidAmerican Energy Company separately file this combined Form 10-Q. Information relating to each individual registrant is filed by such registrant on its own behalf. Except for its subsidiaries, MidAmerican Energy Company makes no representation as to information relating to any other subsidiary of MidAmerican Funding, LLC.

TABLE OF CONTENTS

PART I

i

Definition of Abbreviations and Industry Terms

When used in Part I, Items 2 through 4, and Part II, Items 1 through 6, the following terms have the definitions indicated.

Companies
MEHC	MidAmerican Energy Holdings Company
MidAmerican Funding	MidAmerican Funding, LLC
MidAmerican Energy	MidAmerican Energy Company

Certain Industry Terms
AFUDC	Allowance for Funds Used During Construction
Dodd-Frank Reform Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
Dth	Decatherms
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
GHG	Greenhouse Gases
GWh	Gigawatt Hours
IUB	Iowa Utilities Board
MW	Megawatts

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

ii

•
availability, terms and deployment of capital, including reductions in demand for investment grade commercial paper, debt securities and other sources of debt financing and volatility in the London Interbank Offered Rate, the base interest rate for MidAmerican Energy's credit facilities;

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

•	the impact of new accounting guidance or changes in current accounting estimates and assumptions on MidAmerican Funding's or MidAmerican Energy's consolidated financial results;

•	other risks or unforeseen events, including the effects of storms, floods, fires, litigation, wars, terrorism, embargoes and other catastrophic events; and

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
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Energy Company and subsidiaries (the "Company") as of June 30, 2012, and the related consolidated statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2012 and 2011, and of changes in equity and cash flows for the six-month periods ended June 30, 2012 and 2011. These interim financial statements are the responsibility of the Company's management.

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
August 3, 2012

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	June 30, 2012	December 31, 2011
ASSETS
Utility plant, net:
Electric	$10,676	$10,587
Gas	1,270	1,255
Gross utility plant in service	11,946	11,842
Accumulated depreciation and amortization	(4,272)	(4,120)
Utility plant in service, net	7,674	7,722
Construction work in progress	395	173
Total utility plant, net	8,069	7,895
Current assets:
Cash and cash equivalents	271	1
Receivables, net	357	373
Income taxes receivable	7	272
Inventories	201	201
Other	59	57
Total current assets	895	904
Other assets:
Investments and nonregulated property, net	526	503
Regulatory assets	867	831
Other	152	177
Total other assets	1,545	1,511
Total assets	$10,509	$10,310
CAPITALIZATION AND LIABILITIES
Capitalization:
MidAmerican Energy common shareholder's equity	$3,391	$3,244
Preferred securities	27	27
Noncontrolling interests	1	1
Long-term debt	2,934	3,115
Total capitalization	6,353	6,387
Current liabilities:
Accounts payable	357	313
Taxes accrued	247	107
Interest accrued	27	34
Other	148	119
Total current liabilities	779	573
Other liabilities:
Deferred income taxes	1,987	1,918
Asset retirement obligations	302	293
Regulatory liabilities	727	719
Other	361	420
Total other liabilities	3,377	3,350
Total capitalization and liabilities	$10,509	$10,310

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
Operating revenue:
Regulated electric	$404	$412	$784	$789
Regulated gas	91	130	354	463
Nonregulated	214	262	445	531
Total operating revenue	709	804	1,583	1,783

Operating costs and expenses:
Regulated:
Cost of fuel, energy and capacity	101	127	209	237
Cost of gas sold	45	80	231	322
Other operating expenses	100	106	202	207
Maintenance	52	47	98	94
Depreciation and amortization	100	84	193	169
Property and other taxes	30	28	59	58
Total regulated operating costs and expenses	428	472	992	1,087
Nonregulated:
Cost of sales	193	239	405	484
Other	7	7	13	13
Total nonregulated operating costs and expenses	200	246	418	497
Total operating costs and expenses	628	718	1,410	1,584

Operating income	81	86	173	199

Non-operating income:
Interest income	1	1	1	1
Allowance for equity funds	3	3	5	5
Other, net	—	—	4	3
Total non-operating income	4	4	10	9

Fixed charges:
Interest on long-term debt	36	38	73	77
Other interest expense	1	—	1	1
Allowance for borrowed funds	(1)	(1)	(2)	(2)
Total fixed charges	36	37	72	76

Income before income tax (benefit) expense	49	53	111	132
Income tax (benefit) expense	(32)	4	(44)	9

Net income	81	49	155	123
Preferred dividends	1	1	1	1

Earnings on common stock	$80	$48	$154	$122

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in millions)

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011

Net income	$81	$49	$155	$123

Other comprehensive income (loss), net of tax:
Unrealized gains on available-for-sale securities, net of tax of $-, $-, $1 and $-	—	—	—	1
Unrealized gains (losses) on cash flow hedges, net of tax of $5, $8, $(6) and $9	7	10	(7)	12
Total other comprehensive income (loss), net of tax	7	10	(7)	13

Comprehensive income	$88	$59	$148	$136

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
(Amounts in millions)

	MidAmerican Energy Shareholders' Equity
	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss, Net	Preferred Securities	Noncontrolling Interests	Total Equity

Balance, December 31, 2010	$562	$2,398	$(29)	$27	$1	$2,959
Net income	—	123	—	—	—	123
Other comprehensive income	—	—	13	—	—	13
Preferred dividends	—	(1)	—	—	—	(1)
Balance, June 30, 2011	$562	$2,520	$(16)	$27	$1	$3,094

Balance, December 31, 2011	$562	$2,716	$(34)	$27	$1	$3,272
Net income	—	155	—	—	—	155
Other comprehensive loss	—	—	(7)	—	—	(7)
Preferred dividends	—	(1)	—	—	—	(1)
Balance, June 30, 2012	$562	$2,870	$(41)	$27	$1	$3,419

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Six-Month Periods
	Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$155	$123
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	193	169
Deferred income taxes and amortization of investment tax credits	22	63
Changes in other assets and liabilities	22	15
Other, net	(8)	(7)
Changes in other operating assets and liabilities:
Receivables, net	51	41
Inventories	—	12
Derivative collateral, net	—	(5)
Contributions to pension and other postretirement benefit plans, net	(55)	(44)
Accounts payable	—	(49)
Taxes accrued	432	(3)
Other current assets and liabilities	3	14
Net cash flows from operating activities	815	329

Cash flows from investing activities:
Utility construction expenditures	(259)	(219)
Purchases of available-for-sale securities	(29)	(48)
Proceeds from sales of available-for-sale securities	20	47
Other, net	7	5
Net cash flows from investing activities	(261)	(215)

Cash flows from financing activities:
Dividends	(1)	(1)
Repayments of long-term debt	(283)	—
Net cash flows from financing activities	(284)	(1)

Net change in cash and cash equivalents	270	113
Cash and cash equivalents at beginning of period	1	203
Cash and cash equivalents at end of period	$271	$316

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the Consolidated Financial Statements as of June 30, 2012, and for the three- and six-month periods ended June 30, 2012 and 2011. The results of operations for the three- and six-month periods ended June 30, 2012, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in MidAmerican Energy's Annual Report on Form 10-K for the year ended December 31, 2011, describes the most significant accounting policies used in the preparation of the Consolidated Financial Statements. There have been no significant changes in MidAmerican Energy's assumptions regarding significant accounting estimates and policies during the six-month period ended June 30, 2012.

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

The following table presents MidAmerican Energy's assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of June 30, 2012
Assets:
Commodity derivatives	$1	$44	$19	$(45)	$19
Money market mutual funds(2)	235	—	—	—	235
Debt securities:
United States government obligations	95	—	—	—	95
International government obligations	—	1	—	—	1
Corporate obligations	—	30	—	—	30
Municipal obligations	—	8	—	—	8
Agency, asset and mortgage-backed obligations	—	7	—	—	7
Auction rate securities	—	—	17	—	17
Equity securities:
United States companies	180	—	—	—	180
International companies	2	—	—	—	2
	$513	$90	$36	$(45)	$594

Liabilities - commodity derivatives	$(22)	$(150)	$(11)	$68	$(115)

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of December 31, 2011
Assets:
Commodity derivatives	$1	$47	$26	$(45)	$29
Debt securities:
United States government obligations	89	—	—	—	89
International government obligations	—	1	—	—	1
Corporate obligations	—	30	—	—	30
Municipal obligations	—	12	—	—	12
Agency, asset and mortgage-backed obligations	—	7	—	—	7
Auction rate securities	—	—	16	—	16
Equity securities:
United States companies	166	—	—	—	166
International companies	1	—	—	—	1
	$257	$97	$42	$(45)	$351

Liabilities - commodity derivatives	$(37)	$(148)	$(4)	$78	$(111)

(1)	Represents netting under master netting arrangements and a net cash collateral receivable of $23 million and $33 million as of June 30, 2012 and December 31, 2011, respectively.

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

The following table reconciles the beginning and ending balances of MidAmerican Energy's assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	Commodity Derivatives	Auction Rate Securities	Commodity Derivatives	Auction Rate Securities
2012
Beginning balance	$23	$17	$22	$16
Changes included in earnings(1)	(1)	—	9	—
Changes in fair value recognized in other comprehensive income	(1)	—	(4)	1
Changes in fair value recognized in net regulatory assets	(6)	—	2	—
Settlements	(7)	—	(21)	—
Ending balance	$8	$17	$8	$17

2011
Beginning balance	$10	$16	$14	$20
Changes included in earnings(1)	2	—	4	—
Changes in fair value recognized in other comprehensive income	—	—	—	1
Changes in fair value recognized in net regulatory assets	2	—	4	—
Sales	—	—	—	(5)
Settlements	(7)	—	(15)	—
Ending balance	$7	$16	$7	$16

(1)
Changes included in earnings are reported as nonregulated operating revenue on the Consolidated Statements of Operations. For commodity derivatives held as of June 30, 2012 and 2011, net unrealized (losses) gains included in earnings for the three-month periods ended June 30, 2012 and 2011, totaled $(2) million and $2 million, respectively, and for the six-month periods ended June 30, 2012 and 2011, totaled $5 million and $1 million, respectively.

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

	As of June 30, 2012		As of December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$2,934	$3,368	$3,115	$3,620

(4)	Risk Management and Hedging Activities

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

	Current Assets - Other	Other Assets - Other	Current Liabilities - Other	Other Liabilities - Other	Total
As of June 30, 2012
Not designated as hedging contracts(1):
Commodity assets	$45	$5	$10	$1	$61
Commodity liabilities	(28)	(2)	(67)	(27)	(124)
Total	17	3	(57)	(26)	(63)

Designated as hedging contracts:
Commodity assets	—	—	2	1	3
Commodity liabilities	(1)	—	(34)	(24)	(59)
Total	(1)	—	(32)	(23)	(56)

Total derivatives	16	3	(89)	(49)	(119)
Cash collateral receivable	—	—	20	3	23
Total derivatives - net basis	$16	$3	$(69)	$(46)	$(96)

	Current Assets - Other	Other Assets - Other	Current Liabilities - Other	Other Liabilities - Other	Total
As of December 31, 2011
Not designated as hedging contracts(1):
Commodity assets	$60	$6	$6	$1	$73
Commodity liabilities	(29)	(2)	(73)	(41)	(145)
Total	31	4	(67)	(40)	(72)

Designated as hedging contracts:
Commodity assets	—	—	1	—	1
Commodity liabilities	(6)	—	(21)	(17)	(44)
Total	(6)	—	(20)	(17)	(43)

Total derivatives	25	4	(87)	(57)	(115)
Cash collateral receivable	—	—	28	5	33
Total derivatives - net basis	$25	$4	$(59)	$(52)	$(82)

(1)
MidAmerican Energy's commodity derivatives not designated as hedging contracts are generally included in regulated rates, and as of June 30, 2012 and December 31, 2011, a net regulatory asset of $63 million and $73 million, respectively, was recorded related to the net derivative liability of $63 million and $72 million, respectively.

Not Designated as Hedging Contracts

The following table reconciles the beginning and ending balances of MidAmerican Energy's net regulatory assets and summarizes the pre-tax gains and losses on commodity derivative contracts recognized in net regulatory assets, as well as amounts reclassified to earnings (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011

Beginning balance	$60	$3	$73	$27
Changes in fair value recognized in net regulatory assets	1	16	11	10
Net gains (losses) reclassified to operating revenue	7	(1)	20	(1)
Net gains reclassified to cost of fuel, energy and capacity	—	2	1	5
Net losses reclassified to cost of gas sold	(5)	—	(42)	(21)
Ending balance	$63	$20	$63	$20

The following table summarizes the pre-tax gains (losses) included on the Consolidated Statements of Operations associated with MidAmerican Energy's derivative contracts not designated as hedging contracts and not recorded as a net regulatory asset or liability (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011

Nonregulated operating revenue	$(1)	$2	$7	$3
Nonregulated cost of sales	2	—	(5)	—
Total	$1	$2	$2	$3

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

The following table reconciles the beginning and ending balances of MidAmerican Energy's accumulated other comprehensive loss (pre-tax) and summarizes pre-tax gains and losses on derivative contracts designated and qualifying as cash flow hedges recognized in other comprehensive income ("OCI"), as well as amounts reclassified to earnings (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011

Beginning balance	$68	$31	$43	$34
Changes in fair value recognized in OCI	2	(15)	40	(14)
Net losses reclassified to nonregulated cost of sales	(14)	(3)	(27)	(7)
Ending balance	$56	$13	$56	$13

Realized gains and losses on hedges and hedge ineffectiveness are recognized in income as nonregulated operating revenue or nonregulated cost of sales depending upon the nature of the item being hedged. For the three- and six-month periods ended June 30, 2012 and 2011, hedge ineffectiveness was insignificant. As of June 30, 2012, MidAmerican Energy had cash flow hedges with expiration dates extending through December 2016, and $33 million of pre-tax net unrealized losses are forecasted to be reclassified from accumulated other comprehensive loss into earnings over the next twelve months as contracts settle.

Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding derivative contracts with fixed price terms that comprise the mark-to-market values as of (in millions):

	Unit of	June 30,	December 31,
	Measure	2012	2011

Electricity purchases	Megawatt hours	11	8
Natural gas purchases	Decatherms	45	62
Fuel purchases	Gallons	1	2

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

Collateral and Contingent Features

In accordance with industry practice, certain wholesale derivative contracts contain provisions that require MidAmerican Energy to maintain specific credit ratings from one or more of the major credit rating agencies on its senior unsecured debt. These derivative contracts may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance" in the event of a material adverse change in MidAmerican Energy's creditworthiness. These rights can vary by contract and by counterparty. As of June 30, 2012, MidAmerican Energy's credit ratings from the three recognized credit rating agencies were investment grade.

The aggregate fair value of MidAmerican Energy's derivative contracts in liability positions with specific credit-risk-related contingent features totaled $130 million and $122 million as of June 30, 2012 and December 31, 2011, respectively, for which MidAmerican Energy had posted collateral of $- million. If all credit-risk-related contingent features for derivative contracts in liability positions had been triggered as of June 30, 2012 and December 31, 2011, MidAmerican Energy would have been required to post $113 million and $109 million, respectively, of additional collateral. MidAmerican Energy's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors.

(5)	Recent Financing Transactions

In June 2012, MidAmerican Energy redeemed $275 million of its 5.125% senior notes due January 2013 at a redemption price determined in accordance with the terms of the indenture. The $8 million call premium was deferred as a regulatory asset and will be amortized through 2015, consistent with the treatment of such amounts in establishing rates.

In conjunction with the construction of wind-powered generating facilities in 2012, MidAmerican Energy has accrued as construction work in progress amounts it is not contractually obligated to pay until December 2015. The amounts ultimately payable are discounted at 1.43% and recognized upon delivery of the equipment as long-term debt. The discount is amortized as interest expense over the period until payment is due using the effective interest method. As of June 30, 2012, $89 million of such debt, net of associated discount, was outstanding.

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

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
Pension:
Service cost	$5	$5	$9	$9
Interest cost	9	11	18	20
Expected return on plan assets	(12)	(13)	(22)	(22)
Net amortization	1	—	2	—
Net periodic benefit cost	$3	$3	$7	$7

Other postretirement:
Service cost	$1	$1	$2	$2
Interest cost	2	2	4	5
Expected return on plan assets	(3)	(3)	(6)	(6)
Net amortization	(2)	—	(2)	(1)
Net periodic benefit cost	$(2)	$—	$(2)	$—

Employer contributions to the pension and other postretirement benefit plans are expected to be $65 million and $- million, respectively, during 2012. As of June 30, 2012, $61 million and $- million of contributions had been made to the pension and other postretirement benefit plans, respectively.

(7)	Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax (benefit) expense is as follows:

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011

Federal statutory income tax rate	35%	35%	35%	35%
Income tax credits	(54)	(26)	(51)	(29)
State income tax, net of federal income tax benefit	8	6	8	7
Income tax method change	(37)	—	(17)	—
Effects of ratemaking	(16)	(6)	(14)	(5)
Other, net	(1)	(1)	(1)	(1)
Effective income tax rate	(65)%	8%	(40)%	7%

MidAmerican Energy's wind-powered generating facilities are eligible for federal renewable electricity production tax credits for 10 years from the date the facilities were placed in service.

MidAmerican Energy changed the method by which it determines current income tax deductions for repair costs related to its regulated utility electric transmission and distribution assets based on new guidance published by the Internal Revenue Service. Application of this guidance results in current deductibility for those costs, which are capitalized for book purposes. MidAmerican Energy retroactively applied the method change, deducted amounts related to prior years' costs on its 2011 tax return and recognized the change in the second quarter of 2012. State utility rate regulation in Iowa requires that the tax effect of certain temporary differences be flowed through immediately to customers. Therefore, amounts that would otherwise have been recognized in income tax expense have been included as changes in regulatory assets. Accordingly, MidAmerican Energy's earnings for the three- and six-month periods ended June 30, 2012, reflect $18 million of income tax benefits recognized in connection with this method change for income tax years prior to 2012.

(8)	Commitments and Contingencies

MidAmerican Energy is party to a variety of legal actions arising out of the normal course of business. Plaintiffs occasionally seek punitive or exemplary damages. MidAmerican Energy does not believe that such normal and routine litigation will have a material impact on its consolidated financial results.

(9)	Components of Accumulated Other Comprehensive Loss, Net

The following table shows the change in accumulated other comprehensive loss by each component of other comprehensive income, net of applicable income taxes, for the six-month period ended June 30, 2012 (in millions):

	Unrealized	Unrealized	Accumulated
	Losses on	Losses on	Other
	Available-For-Sale	Cash Flow	Comprehensive
	Securities	Hedges	Loss, Net

Balance, December 31, 2011	$(8)	$(26)	$(34)
Other comprehensive loss	—	(7)	(7)
Balance, June 30, 2012	$(8)	$(33)	$(41)

(10)	Segment Information

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

The following tables provide information on a reportable segment basis (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
Operating revenue:
Regulated electric	$404	$412	$784	$789
Regulated gas	91	130	354	463
Nonregulated energy	214	262	445	531
Total operating revenue	$709	$804	$1,583	$1,783

Depreciation and amortization:
Regulated electric	$91	$75	$175	$151
Regulated gas	9	9	18	18
Total depreciation and amortization	$100	$84	$193	$169

Operating income:
Regulated electric	$66	$65	$114	$115
Regulated gas	1	4	31	49
Nonregulated energy	14	17	28	35
Total operating income	$81	$86	$173	$199

	As of
	June 30, 2012	December 31, 2011
Total assets:
Regulated electric	$9,283	$9,016
Regulated gas	1,080	1,159
Nonregulated energy	146	135
Total assets	$10,509	$10,310

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Member of
MidAmerican Funding, LLC
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Funding, LLC and subsidiaries (the "Company") as of June 30, 2012, and the related consolidated statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2012 and 2011, and of changes in equity and cash flows for the six-month periods ended June 30, 2012 and 2011. These interim financial statements are the responsibility of the Company's management.

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
August 3, 2012

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	June 30, 2012	December 31, 2011
ASSETS
Utility plant, net:
Electric	$10,676	$10,587
Gas	1,270	1,255
Gross utility plant in service	11,946	11,842
Accumulated depreciation and amortization	(4,272)	(4,120)
Utility plant in service, net	7,674	7,722
Construction work in progress	395	173
Total utility plant, net	8,069	7,895
Current assets:
Cash and cash equivalents	272	1
Receivables, net	359	376
Income taxes receivable	7	270
Inventories	201	201
Other	59	58
Total current assets	898	906
Other assets:
Investments and nonregulated property, net	551	528
Goodwill	1,270	1,270
Regulatory assets	867	831
Other	151	175
Total other assets	2,839	2,804
Total assets	$11,806	$11,605
CAPITALIZATION AND LIABILITIES
Capitalization:
MidAmerican Funding member's equity	$4,113	$3,972
Noncontrolling interests	28	28
Long-term debt	3,259	3,440
Total capitalization	7,400	7,440
Current liabilities:
Note payable to affiliate	237	231
Accounts payable	357	314
Taxes accrued	251	107
Interest accrued	35	41
Other	148	120
Total current liabilities	1,028	813
Other liabilities:
Deferred income taxes	1,986	1,918
Asset retirement obligations	302	293
Regulatory liabilities	727	719
Other	363	422
Total other liabilities	3,378	3,352
Total capitalization and liabilities	$11,806	$11,605

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
Operating revenue:
Regulated electric	$404	$412	$784	$789
Regulated gas	91	130	354	463
Nonregulated	214	263	445	532
Total operating revenue	709	805	1,583	1,784

Operating costs and expenses:
Regulated:
Cost of fuel, energy and capacity	101	127	209	237
Cost of gas sold	45	80	231	322
Other operating expenses	100	106	202	207
Maintenance	52	47	98	94
Depreciation and amortization	100	84	193	169
Property and other taxes	30	28	59	58
Total regulated operating costs and expenses	428	472	992	1,087
Nonregulated:
Cost of sales	193	240	405	485
Other	7	8	14	14
Total nonregulated operating costs and expenses	200	248	419	499
Total operating costs and expenses	628	720	1,411	1,586

Operating income	81	85	172	198

Non-operating income:
Interest income	1	1	1	1
Allowance for equity funds	3	3	5	5
Other, net	1	2	6	5
Total non-operating income	5	6	12	11

Fixed charges:
Interest on long-term debt	42	45	84	92
Other interest expense	—	—	1	1
Allowance for borrowed funds	(1)	(1)	(2)	(2)
Total fixed charges	41	44	83	91

Income before income tax (benefit) expense	45	47	101	118
Income tax (benefit) expense	(33)	2	(48)	4

Net income	78	45	149	114
Net income attributable to noncontrolling interests	1	1	1	1

Net income attributable to MidAmerican Funding	$77	$44	$148	$113

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in millions)

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011

Net income	$78	$45	$149	$114

Other comprehensive income (loss), net of tax:
Unrealized gains on available-for-sale securities, net of tax of $-, $-, $1 and $-	—	—	—	1
Unrealized gains (losses) on cash flow hedges, net of tax of $5, $8, $(6) and $9	7	10	(7)	12
Total other comprehensive income (loss), net of tax	7	10	(7)	13

Comprehensive income	85	55	142	127
Comprehensive income attributable to noncontrolling interests	1	1	1	1

Comprehensive income attributable to MidAmerican Funding	$84	$54	$141	$126

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
(Amounts in millions)

	MidAmerican Funding Member's Equity
	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net	Noncontrolling Interests	Total Equity

Balance, December 31, 2010	$1,679	$2,023	$(29)	$28	$3,701
Net income	—	113	—	1	114
Other comprehensive income	—	—	13	—	13
Distributions to noncontrolling interests	—	—	—	(1)	(1)
Balance, June 30, 2011	$1,679	$2,136	$(16)	$28	$3,827

Balance, December 31, 2011	$1,679	$2,327	$(34)	$28	$4,000
Net income	—	148	—	1	149
Other comprehensive loss	—	—	(7)	—	(7)
Distributions to noncontrolling interests	—	—	—	(1)	(1)
Balance, June 30, 2012	$1,679	$2,475	$(41)	$28	$4,141

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Six-Month Periods
	Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$149	$114
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	193	169
Deferred income taxes and amortization of investment tax credits	21	62
Changes in other assets and liabilities	22	15
Other, net	(8)	(5)
Changes in other operating assets and liabilities:
Receivables, net	52	40
Inventories	—	12
Derivative collateral, net	—	(5)
Contributions to pension and other postretirement benefit plans, net	(55)	(44)
Accounts payable	—	(49)
Taxes accrued	433	(3)
Other current assets and liabilities	3	10
Net cash flows from operating activities	810	316

Cash flows from investing activities:
Utility construction expenditures	(259)	(219)
Purchases of available-for-sale securities	(29)	(48)
Proceeds from sales of available-for-sale securities	20	47
Other, net	7	6
Net cash flows from investing activities	(261)	(214)

Cash flows from financing activities:
Repayment of long-term debt	(283)	(200)
Net change in note payable to affiliate	6	213
Other, net	(1)	(1)
Net cash flows from financing activities	(278)	12

Net change in cash and cash equivalents	271	114
Cash and cash equivalents at beginning of period	1	203
Cash and cash equivalents at end of period	$272	$317

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the Consolidated Financial Statements as of June 30, 2012, and for the three- and six-month periods ended June 30, 2012 and 2011. The results of operations for the three- and six-month periods ended June 30, 2012, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in MidAmerican Funding's Annual Report on Form 10-K for the year ended December 31, 2011, describes the most significant accounting policies used in the preparation of the Consolidated Financial Statements. There have been no significant changes in MidAmerican Funding's assumptions regarding significant accounting estimates and policies during the six-month period ended June 30, 2012. Refer to Note 1 of MidAmerican Energy's Notes to Consolidated Financial Statements.

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

	As of June 30, 2012		As of December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$3,259	$3,795	$3,440	$4,038

(4)	Risk Management and Hedging Activities

Refer to Note 4 of MidAmerican Energy's Notes to Consolidated Financial Statements.

(5)	Recent Financing Transactions

Refer to Note 5 of MidAmerican Energy's Notes to Consolidated Financial Statements.

(6)	Employee Benefit Plans

Refer to Note 6 of MidAmerican Energy's Notes to Consolidated Financial Statements.

(7)	Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax (benefit) expense is as follows:

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011

Federal statutory income tax rate	35%	35%	35%	35%
Income tax credits	(60)	(29)	(57)	(32)
State income tax, net of federal income tax benefit	6	5	8	7
Income tax method change	(42)	—	(18)	—
Effects of ratemaking	(17)	(6)	(16)	(6)
Other, net	5	(1)	—	(1)
Effective income tax rate	(73)%	4%	(48)%	3%

MidAmerican Energy's wind-powered generating facilities are eligible for federal renewable electricity production tax credits for 10 years from the date the facilities were placed in service.

MidAmerican Energy changed the method by which it determines current income tax deductions for repair costs related to its regulated utility electric transmission and distribution assets based on new guidance published by the Internal Revenue Service. Application of this guidance results in current deductibility for those costs, which are capitalized for book purposes. MidAmerican Energy retroactively applied the method change, deducted amounts related to prior years' costs on its 2011 tax return and recognized the change in the second quarter of 2012. State utility rate regulation in Iowa requires that the tax effect of certain temporary differences be flowed through immediately to customers. Therefore, amounts that would otherwise have been recognized in income tax expense have been included as changes in regulatory assets. Accordingly, MidAmerican Energy's earnings for the three- and six-month periods ended June 30, 2012, reflect $18 million of income tax benefits recognized in connection with this method change for income tax years prior to 2012.

(8)	Commitments and Contingencies

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

The following tables provide information on a reportable segment basis (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
Operating revenue:
Regulated electric	$404	$412	$784	$789
Regulated gas	91	130	354	463
Nonregulated energy	214	262	445	531
Other	—	1	—	1
Total operating revenue	$709	$805	$1,583	$1,784

Depreciation and amortization:
Regulated electric	$91	$75	$175	$151
Regulated gas	9	9	18	18
Total depreciation and amortization	$100	$84	$193	$169

Operating income:
Regulated electric	$66	$65	$114	$115
Regulated gas	1	4	31	49
Nonregulated energy	14	17	28	35
Other	—	(1)	(1)	(1)
Total operating income	$81	$85	$172	$198

	As of
	June 30, 2012	December 31, 2011
Total assets(1):
Regulated electric	$10,474	$10,207
Regulated gas	1,159	1,238
Nonregulated energy	146	135
Other	27	25
Total assets	$11,806	$11,605

(1)	Total assets by reportable segment reflect the assignment of goodwill to applicable reporting units.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations for the Second Quarters and First Six Months of 2012 and 2011

Overview

MidAmerican Energy -

MidAmerican Energy's earnings on common stock for the second quarter of 2012 was $80 million, an increase of $32 million, or 67%, and for the first six months of 2012 was $154 million, an increase of $32 million, or 26%, compared to 2011. The increases were primarily due to income tax benefits partially offset by lower operating income. The increase in income tax benefits was due to greater production tax credits for wind-powered generation, primarily as a result of additional facilities placed in service in 2011, and a change in the tax capitalization policy for repair costs related to certain regulated utility assets. Operating income decreased $5 million to $81 million for the second quarter of 2012 and decreased $26 million to $173 million for the first six months of 2012 compared to 2011. Higher regulated electric retail gross margins due to abnormally hot temperatures in the second quarter of 2012 and revenues from new adjustment clauses in Iowa and Illinois were more than offset by lower regulated gas gross margins from abnormally warm temperatures, particularly in the first quarter of 2012, higher depreciation expense as a result of utility plant placed in service, and lower nonregulated electric gross margins.

MidAmerican Funding -

Net income attributable to MidAmerican Funding for the second quarter of 2012 was $77 million, an increase of $33 million, or 75%, and for the first six months of 2012, was $148 million, an increase of $35 million, or 31%, compared to 2011. In addition to the items discussed above for MidAmerican Energy, MidAmerican Funding had lower interest expense for the first six months of 2012 as a result of the $200 million repayment of its 6.75% Senior notes in March 2011.

Regulated Electric Gross Margin

	Second Quarter				First Six Months
	2012	2011	Change		2012	2011	Change
Gross margin (in millions):
Operating revenue	$404	$412	$(8)	(2)%	$784	$789	$(5)	(1)%
Less - cost of fuel, energy and capacity	101	127	(26)	(20)	209	237	(28)	(12)
Electric gross margin	$303	$285	$18	6	$575	$552	$23	4

Sales (GWh):
Retail	5,297	5,194	103	2%	10,499	10,567	(68)	(1)%
Wholesale	2,212	2,918	(706)	(24)	5,246	4,990	256	5
Total	7,509	8,112	(603)	(7)	15,745	15,557	188	1

Electric gross margin for the second quarter of 2012 increased $18 million compared to 2011. Retail gross margin increased $20 million due to $11 million from new adjustment clauses implemented in Iowa and Illinois in 2012 and $9 million from abnormally hot temperatures, increased use of lower-cost generation for retail sales and customer growth compared to 2011. The increases were partially offset by a decrease related to other usage factors. Wholesale gross margin decreased $2 million compared to 2011 due to a $4 million decrease from lower sales volumes, partially offset by a higher average margin per megawatt hour sold. Wholesale sales volumes decreased as certain coal units could not be economically dispatched as average market prices decreased compared to 2011.Wholesale includes sales of electricity to markets operated by regional transmission organizations, other utilities and market participants.

Electric gross margin for the first six months of 2012 increased $23 million compared to 2011. Retail gross margin increased a total of $22 million due to $13 million from new adjustment clauses implemented in Iowa and Illinois in 2012 and increased use of lower-cost generation for retail compared to 2011. Increases for customer growth and abnormally hot spring temperatures were offset by decreases from unseasonably warm winter temperatures and other usage factors resulting in a 1% decrease in retail sales volumes compared to 2011. Wholesale gross margin increased a total of $1 million due to a $2 million increase from higher wholesale sales volumes, partially offset by a decrease from a lower average margin per megawatt hour sold.

Regulated Gas Gross Margin

	Second Quarter				First Six Months
	2012	2011	Change		2012	2011	Change
Gross margin (in millions):
Operating revenue	$91	$130	$(39)	(30)%	$354	$463	$(109)	(24)%
Less - cost of gas sold	45	80	(35)	(44)	231	322	(91)	(28)
Gas gross margin	$46	$50	$(4)	(8)	$123	$141	$(18)	(13)

Sales (000's Dth):
Retail	8,098	10,838	(2,740)	(25)%	36,908	49,328	(12,420)	(25)%
Wholesale	7,121	5,032	2,089	42	19,478	11,472	8,006	70
Total	15,219	15,870	(651)	(4)	56,386	60,800	(4,414)	(7)

The decrease in gas gross margin for the second quarter and first six months of 2012 compared to 2011 was due primarily to lower retail sales volumes as a result of abnormally warm winter and spring temperatures and other usage factors. Regulated gas revenue includes purchased gas adjustment clauses through which MidAmerican Energy is allowed to recover the cost of gas sold from its retail gas utility customers. Consequently, fluctuations in the cost of gas sold do not directly affect gross margin or net income because regulated gas revenue reflects comparable fluctuations through the purchased gas adjustment clauses. For the second quarter of 2012, MidAmerican Energy's average per-unit cost of gas sold decreased 41%, resulting in a decrease of $32 million in gas revenue and cost of gas sold compared to 2011. For the first six months of 2012, MidAmerican Energy's average per-unit cost of gas sold decreased 23%, resulting in a decrease of $68 million in gas revenue and cost of gas sold compared to 2011. The decrease in gas retail sales offset partially by the increase in gas wholesale sales volumes, also reduced gas revenue and cost of gas sold for the second quarter and first six months of 2012 compared to 2011.

Regulated Operating Costs and Expenses

Other operating expenses of $100 million for the second quarter of 2012 decreased $6 million compared to 2011. For the first six months of 2012, other operating expenses of $202 million decreased $5 million compared to 2011. The decreases were due primarily to reductions in administrative and electric distribution costs.

Maintenance expense of $52 million for the second quarter of 2012 increased $5 million compared to 2011 due primarily to maintenance costs for wind-powered generating facilities placed in service in the second half of 2011. Maintenance expense of $98 million for the first six months of 2012 increased $4 million compared to 2011 due to maintenance costs for the wind-powered generating facilities placed in service in the second half of 2011, and increases in gas distribution and general plant maintenance costs, partially offset by a decrease in maintenance costs as a result of the outage of Louisa Generating Station in 2011.

Depreciation and amortization expense of $100 million for the second quarter of 2012 increased $16 million compared to 2011. For the first six months of 2012, depreciation and amortization expense of $193 million increased $24 million compared to 2011. Utility plant depreciation increased $9 million for the second quarter of 2012 and $15 million for the first six months of 2012 due principally to additional wind-powered generating facilities placed in service in the second half of 2011. During the second quarter and first six months of 2012, MidAmerican Energy recorded $5 million of revenue sharing expense compared to credits of $2 million and $4 million recorded in the second quarter and first six months of 2011, respectively, related to a revenue sharing arrangement in Iowa.

Nonregulated Gross Margin

MidAmerican Energy -

	Second Quarter				First Six Months
	2012	2011	Change		2012	2011	Change
Gross margin (in millions):
Nonregulated operating revenue	$214	$262	$(48)	(18)%	$445	$531	$(86)	(16)%
Less - nonregulated cost of sales	193	239	(46)	(19)	405	484	(79)	(16)
Nonregulated gross margin	$21	$23	$(2)	(9)	$40	$47	$(7)	(15)

Nonregulated electric sales (GWh)	2,629	2,693	(64)	(2)	5,096	5,200	(104)	(2)

Nonregulated gas sales (000's Dth)	8,073	7,952	121	2	18,339	19,781	(1,442)	(7)

For the second quarter of 2012 compared to 2011, lower prices, costs and volumes for nonregulated electric sales and lower prices and costs for nonregulated gas sales resulted in decreases to nonregulated operating revenue and cost of sales. For the first six months of 2012 compared to 2011, lower prices, costs and, to a lesser degree, volumes for nonregulated electric and gas sales resulted in decreases to nonregulated operating revenue and cost of sales. Nonregulated gross margin decreased compared to the second quarter and first six months of 2011 due principally to lower average margins per unit on electric sales.

Fixed Charges

MidAmerican Energy -

In December 2011, MidAmerican Energy redeemed $400 million of 5.65% Senior notes, which reduced its interest on long-term debt for the second quarter and first six months of 2012.

MidAmerican Funding -

In March 2011, MidAmerican Funding repaid $200 million of 6.75% Senior notes, which reduced its interest on long-term debt for the first six months of 2012.

Income Tax (Benefit) Expense

MidAmerican Energy -

MidAmerican Energy's income tax expense decreased $36 million to a benefit of $32 million for the second quarter of 2012 with an effective tax rate of (65)% compared to 8% for the second quarter of 2011. MidAmerican Energy's income tax expense decreased $53 million to a benefit of $44 million for the first six months of 2012 with an effective tax rate of (40)% compared to 7% for the first six months of 2011.

The improvements in income tax benefit and effective tax rates were principally due to the benefit of additional renewable electricity production tax credits and the change in income tax accounting methods discussed below. Additionally, the effects of ratemaking contributed to the improvements.

MidAmerican Energy's wind-powered generating facilities are eligible for federal renewable electricity production tax credits for 10 years from the date the facilities were placed in service.

MidAmerican Energy changed the method by which it determines current income tax deductions for repair costs related to its regulated utility electric transmission and distribution assets based on new guidance published by the Internal Revenue Service. Application of this guidance results in current deductibility for those costs, which are capitalized for book purposes. MidAmerican Energy retroactively applied the method change, deducted amounts related to prior years' costs on its 2011 tax return and recognized the change in the second quarter of 2012. State utility rate regulation in Iowa requires that the tax effect of certain temporary differences be flowed through immediately to customers. Therefore, amounts that would otherwise have been recognized in income tax expense have been included as changes in regulatory assets. Accordingly, MidAmerican Energy's earnings for the second quarter and first six months of 2012, reflect $18 million of income tax benefits recognized in connection with this method change for income tax years prior to 2012.

MidAmerican Funding -

MidAmerican Funding's income tax expense decreased $35 million to a benefit of $33 million for the second quarter of 2012 with an effective tax rate of (73)% compared to 4% for the second quarter of 2011. MidAmerican Funding's income tax expense decreased $52 million to a benefit of $48 million for the first six months of 2012 with an effective tax rate of (48)% compared to 3% for the first six months of 2011.These increases were due principally to the factors discussed for MidAmerican Energy.

Liquidity and Capital Resources

As of June 30, 2012, MidAmerican Energy's total net liquidity available was $726 million consisting of $271 million of cash and cash equivalents and $650 million of revolving credit facilities reduced by $195 million of the revolving credit facilities reserved to support MidAmerican Energy's variable-rate tax-exempt bond obligations. As of June 30, 2012, MidAmerican Funding's total net liquidity available was $731 million, including MHC Inc.'s $4 million revolving credit facility and an additional $1 million of cash and cash equivalents.

Operating Activities

MidAmerican Energy's net cash flows from operating activities for the six-month periods ended June 30, 2012 and 2011, were $815 million and $329 million, respectively. MidAmerican Funding's net cash flows from operating activities for the six-month periods ended June 30, 2012 and 2011, were $810 million and $316 million, respectively. The increases were predominantly due to the timing of income tax receipts resulting primarily from bonus depreciation.

Investing Activities

MidAmerican Energy's net cash flows from investing activities for the six-month periods ended June 30, 2012 and 2011, were $(261) million and $(215) million, respectively. MidAmerican Funding's net cash flows from investing activities for the six-month periods ended June 30, 2012 and 2011, were $(261) million and $(214) million, respectively. Net cash flows from investing activities consist almost entirely of utility construction expenditures, which increased for 2012 due principally to expenditures for the construction of emissions control equipment at two of MidAmerican Energy's jointly owned generating facilities. Purchases and proceeds related to available-for-sale securities consist of activity within the Quad Cities Generating Station nuclear decommissioning trust.

Financing Activities

MidAmerican Energy's net cash flows from financing activities for the six-month periods ended June 30, 2012 and 2011 were $(284) million and $(1) million, respectively. MidAmerican Funding's net cash flows from financing activities for the six-month periods ended June 30, 2012 and 2011, were $(278) million and $12 million, respectively. In June 2012, MidAmerican Energy redeemed $275 million of 5.125% Senior notes. MidAmerican Funding received $6 million in 2012 and $213 million in 2011 through its note payable with MEHC and repaid $200 million of its 6.75% Senior notes in March 2011.

Long-term Debt

In conjunction with the construction of wind-powered generating facilities in 2012, MidAmerican Energy has accrued as construction work in progress amounts it is not contractually obligated to pay until December 2015. The amounts ultimately payable are discounted at 1.43% and recognized upon delivery of the equipment as long-term debt. The discount is amortized as interest expense over the period until payment is due using the effective interest method. As of June 30, 2012, $89 million of such debt, net of associated discount, was outstanding.

Debt Authorizations and Related Matters

MidAmerican Energy has authority from the FERC to issue through October 30, 2012, commercial paper and bank notes aggregating $750 million at interest rates not to exceed the applicable London Interbank Offered Rate plus a spread of 500 basis points. MidAmerican Energy currently has an unsecured credit facility that supports its commercial paper program and its variable-rate tax-exempt bond obligations. The multi-bank credit facility, which expires in July 2013, reduced from $645 million to $530 million in July 2012. Additionally, MidAmerican Energy has a $5 million unsecured credit facility for general corporate purposes.

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

In conjunction with the March 1999 merger, MidAmerican Energy committed to the IUB to use commercially reasonable efforts to maintain an investment grade rating on its long-term debt and to maintain its common equity level above 42% of total capitalization unless circumstances beyond its control result in the common equity level decreasing to below 39% of total capitalization. MidAmerican Energy must seek the approval of the IUB of a reasonable utility capital structure if MidAmerican Energy's common equity level decreases below 42% of total capitalization, unless the decrease is beyond the control of MidAmerican Energy. MidAmerican Energy is also required to seek the approval of the IUB if MidAmerican Energy's equity level decreases to below 39%, even if the decrease is due to circumstances beyond the control of MidAmerican Energy. If MidAmerican Energy's common equity level were to drop below the required thresholds, MidAmerican Energy's ability to issue debt could be restricted. As of June 30, 2012, MidAmerican Energy's common equity ratio was 51% computed on a basis consistent with its commitment.

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

MidAmerican Energy's forecasted utility construction expenditures, which exclude amounts for non-cash equity AFUDC and other non-cash items, are approximately $699 million for 2012 and include:

•	$217 million, for a 407-MW (nominal ratings) wind-powered generation project expected to be placed in service in 2012, excluding approximately $400 million of payments deferred until December 2015.

•
$186 million for emissions control equipment at George Neal Energy Center Units 3 and 4 and Ottumwa Generating Station primarily to meet air quality targets, including the reduction of sulfur dioxide, nitrogen oxides and particulate matter emissions.

•	$11 million for other generation development projects.
Remaining amounts for ongoing investments in distribution, generation and other infrastructure needed to serve existing and expected demand.

MidAmerican Energy has implemented a planning process that forecasts the site-specific controls and actions that may be required to meet emissions reductions as promulgated by the EPA. The plan, which under Iowa law must be filed with the IUB and updated every two years, is designed to effectively manage MidAmerican Energy's expenditures required to comply with emissions standards. In April 2012, MidAmerican Energy submitted to the IUB an updated plan, which increased its estimate of required capital expenditures. The plan estimated that the cost of capital expenditures for emission control equipment included in the plan for compliance with current air quality requirements would total $337 million for January 1, 2012 through December 31, 2015. Estimates of the environmental capital and operating requirements may change significantly at any time as a result of, among other factors, changes in related regulations, prices of products used to meet the requirements and management's strategies for achieving compliance with the regulations. The future costs (beyond existing planned capital expenditures) of complying with applicable environmental laws, regulations and rules cannot be reasonably estimated but could be material to MidAmerican Energy.

Contractual Obligations

As of June 30, 2012, there have been no material changes outside the normal course of business in MidAmerican Energy's and MidAmerican Funding's contractual obligations from the information provided in Item 7 of their Annual Report on Form 10‑K for the year ended December 31, 2011, other than MidAmerican Energy's redemption of $275 million of its 5.125% senior notes due January 2013. Additionally, refer to the "Utility Construction Expenditures" discussion included in Liquidity and Capital Resources.

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

Regulatory Matters

On February 21, 2012, MidAmerican Energy filed an application with the IUB for an interim and final increase in Iowa retail electric rates in the form of two adjustment clauses to be added to customers' bills. The requested adjustment clauses and a modification to current revenue sharing provisions are consistent with a November 2011 settlement agreement between MidAmerican Energy and the Iowa Office of Consumer Advocate ("OCA"), in which the parties agree to support the proposed changes. The adjustment clauses would recover anticipated increases in retail coal and coal transportation costs and environmental control expenditures subject to an aggregate maximum of $39 million, or 3.4%, for 2012 and an additional $37 million for an aggregate maximum of $76 million for 2013, or a 3.2% increase from 2012. The requested modification to the existing revenue sharing provisions provides for MidAmerican Energy to share with its customers 20% of revenue associated with Iowa electric returns on equity between 10% and 10.5%, 50% of revenue associated with Iowa electric returns on equity between 10.5% and 11.75%, 75% of revenue associated with Iowa electric returns on equity between 11.75% and 13.0% and 83.3% of revenue associated with Iowa electric returns on equity above 13.0%. Such shared amounts would reduce MidAmerican Energy's investment in the Walter Scott, Jr. Energy Center Unit 4. Pursuant to the settlement agreement, MidAmerican Energy is not precluded from seeking interim rate relief in 2013. MidAmerican Energy implemented the adjustment clauses on an interim basis in March 2012 and expects resolution of the related rate proceeding in the fourth quarter of 2012. On July 27, 2012, MidAmerican Energy, the OCA and a group of large industrial customers jointly filed a settlement agreement with the IUB that resolves all issues surrounding the Iowa proceeding. The settlement agreement requests IUB approval of the establishment of a single adjustment clause to increase MidAmerican Energy's revenue by $39 million in 2012 and $76 million in 2013 and does not track specific costs, modification of revenue sharing provisions as filed, and suspension of the procedural schedule for the case. Subsequently, the only two additional parties in the case filed pleadings with the IUB stating they had no objection to the settlement agreement.

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

Clean Air Standards

National Ambient Air Quality Standards

In June 2012, the EPA released a proposal to strengthen the fine particulate matter National Ambient Air Quality Standards, reducing the standard from 15 micrograms per cubic meter to a range of 12 to 13 micrograms per cubic meter while taking comment on a standard of 11 micrograms per cubic meter. The EPA is also proposing a new, separate fine particulate matter standard of either 28 or 30 deciviews or measure of haze, aimed at improving visibility. The public comment period closes August 31, 2012. The EPA is required to finalize the proposal by December 14, 2012. Until the standards are final and attainment designations made, MidAmerican Energy cannot determine the potential impacts of the standards; however, any impacts are not anticipated to be significant.

Mercury and Air Toxics Standards

The Clean Air Mercury Rule ("CAMR"), issued by the EPA in March 2005, was the United States' first attempt to regulate mercury emissions from coal-fueled generating facilities through the use of a market-based cap-and-trade system. The CAMR, which mandated emissions reductions of approximately 70% by 2018, was overturned by the United States Court of Appeals for the District of Columbia Circuit ("D.C. Circuit") in February 2008. In March 2011, the EPA proposed a new rule that would require coal-fueled generating facilities to reduce mercury emissions and other hazardous air pollutants through the establishment of "Maximum Achievable Control Technology" standards rather than a cap-and-trade system. The final rule, Mercury and Air Toxics Standards ("MATS"), was published in the Federal Register on February 16, 2012, with an effective date of April 16, 2012, and requires that new and existing coal-fueled facilities achieve emission standards for mercury, acid gases and other non-mercury hazardous air pollutants. Existing sources are required to comply with the new standards by April 16, 2015. Individual sources may be granted up to one additional year, at the discretion of the Title V permitting authority, to complete installation of controls or for transmission system reliability reasons. While the final MATS continues to be reviewed by MidAmerican Energy, MidAmerican Energy believes that its emissions reduction projects completed to date or currently permitted or planned for installation, including scrubbers, baghouses and electrostatic precipitators are consistent with the EPA's MATS and will support MidAmerican Energy's ability to comply with the final rule's standards for acid gases and non-mercury metallic hazardous air pollutants. MidAmerican Energy will be required to take additional actions to reduce mercury emissions through the installation of controls or use of sorbent injection at certain of its coal-fueled generating facilities and otherwise comply with the final rule's standards. MidAmerican Energy is evaluating whether or not to close certain units. Incremental costs to install and maintain emissions control equipment at MidAmerican Energy's coal-fueled generating facilities and any requirements to shut down what have traditionally been low-cost coal-fueled generating facilities will likely increase the cost of providing service to customers. In addition, numerous lawsuits are pending against the MATS in the D.C. Circuit, which may have an impact on MidAmerican Energy's compliance obligations and the timing of those obligations.

Climate Change

GHG New Source Performance Standards

Under the Clean Air Act, the EPA may establish emissions standards that reflect the degree of emissions reductions achievable through the best technology that has been demonstrated, taking into consideration the cost of achieving those reductions and any non-air quality health and environmental impact and energy requirements. The EPA entered into a settlement agreement with a number of parties, including certain state governments and environmental groups, in December 2010 to promulgate emissions standards covering GHG. In April 2012, the EPA proposed new source performance standards for new fossil-fueled generating facilities that would limit emissions of carbon dioxide to 1,000 pounds per megawatt hour. The proposal exempts simple cycle combustion turbines from meeting the GHG standards. The public comment period closed in June 2012. The EPA indicated in the proposal that it does not have sufficient information to establish GHG new source performance standards for modified or reconstructed units and has not established a schedule for when these units, or other existing sources, will be regulated. Any new fossil-fueled generating facilities constructed by MidAmerican Energy will be required to meet the final GHG new source performance standards, which, if finalized as proposed, will preclude the construction of any coal-fueled generating facilities that do not have carbon capture and sequestration. Until any standards for existing, modified or reconstructed units are proposed and finalized, the impact on MidAmerican Energy's existing facilities cannot be determined.

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

Collateral and Contingent Features

Debt and preferred securities of MidAmerican Energy are rated by credit rating agencies. Assigned credit ratings are based on each rating agency's assessment of MidAmerican Energy's ability to, in general, meet the obligations of its issued debt or preferred securities. The credit ratings are not a recommendation to buy, sell or hold securities, and there is no assurance that a particular credit rating will continue for any given period of time. As of June 30, 2012, MidAmerican Energy's credit ratings for its senior unsecured debt from the three recognized credit rating agencies were investment grade.

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

In accordance with industry practice, certain wholesale agreements, including derivative contracts, contain provisions that require MidAmerican Energy to maintain specific credit ratings on its unsecured debt from one or more of the three recognized credit rating agencies. These agreements may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance" in the event of a material adverse change in MidAmerican Energy's creditworthiness. These rights can vary by contract and by counterparty. If all credit-risk-related contingent features or adequate assurance provisions for these agreements had been triggered as of June 30, 2012, MidAmerican Energy would have been required to post $283 million of additional collateral. MidAmerican Energy's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors. Refer to Note 4 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for a discussion of MidAmerican Energy's collateral requirements specific to its derivative contracts.

In July 2010, the President signed into law the Dodd-Frank Reform Act. The Dodd-Frank Reform Act reshapes financial regulation in the United States by creating new regulators, regulating new markets and firms, and providing new enforcement powers to regulators. Virtually all major areas of the Dodd-Frank Reform Act are subject to extensive rulemaking proceedings being conducted both jointly and independently by multiple regulatory agencies, some of which have been completed and others that are expected to be finalized in late 2012.

MidAmerican Energy is a party to derivative contracts, including over-the-counter derivative contracts. The Dodd-Frank Reform Act provides for extensive new regulation of over-the-counter derivative contracts and certain market participants, including imposition of mandatory clearing, exchange trading, capital, margin, reporting, record-keeping, and business conduct requirements primarily for "swap dealers" and "major swap participants." The Dodd-Frank Reform Act provides certain exemptions from these requirements for commercial end-users when using derivatives to hedge or mitigate commercial risk of their businesses. Although MidAmerican Energy generally does not enter into over-the-counter derivative contracts for purposes unrelated to hedging of commercial risk and does not believe it will be considered a swap dealer or major swap participant, the outcome of remaining rulemaking proceedings cannot be predicted and, therefore, the impact of the Dodd-Frank Reform Act on MidAmerican Energy's consolidated financial results cannot be determined at this time.

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

For quantitative and qualitative disclosures about market risk affecting MidAmerican Energy and MidAmerican Funding, see Item 7A of their Annual Report on Form 10-K for the year ended December 31, 2011. MidAmerican Energy's and MidAmerican Funding's exposure to market risk and their management of such risk has not changed materially since December 31, 2011. Refer to Note 4 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for disclosure of MidAmerican Energy's derivative positions as of June 30, 2012.

Item 4.	Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, the Company (MidAmerican Energy or MidAmerican Funding, as applicable) carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, the Company's management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms, and is accumulated and communicated to management, including the Company's Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company's internal control over financial reporting during the quarter ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

MIDAMERICAN FUNDING, LLC
MIDAMERICAN ENERGY COMPANY
(Registrants)

Date: August 3, 2012	/s/ Thomas B. Specketer
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

MidAmerican Energy and MidAmerican Funding

101
The following financial information from MidAmerican Energy's and MidAmerican Funding's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, is formatted in XBRL (eXtensible Business Reporting Language) and included herein: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged in summary and detail.