Form 10-Q
period 2012-09-30
MIDAMERICAN ENERGY CO; MIDAMERICAN FUNDING LLC
filed 2012-11-02
CIK 928576, 1098296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

or

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
Yes  ☐            No  ☒

All of the member's equity of MidAmerican Funding, LLC was held by its parent company, MidAmerican Energy Holdings Company as of October 31, 2012.

All common stock of MidAmerican Energy Company is held by its parent company, MHC Inc., which is a direct, wholly owned subsidiary of MidAmerican Funding, LLC. As of October 31, 2012, 70,980,203 shares of MidAmerican Energy Company common stock, without par value, were outstanding.

MidAmerican Funding, LLC and MidAmerican Energy Company separately file this combined Form 10-Q. Information relating to each individual registrant is filed by such registrant on its own behalf. Except for its subsidiaries, MidAmerican Energy Company makes no representation as to information relating to any other subsidiary of MidAmerican Funding, LLC.

TABLE OF CONTENTS

PART I

i

Definition of Abbreviations and Industry Terms

When used in Part I, Items 2 through 4, and Part II, Items 1 through 6, the following terms have the definitions indicated.

Companies
MEHC	MidAmerican Energy Holdings Company
MidAmerican Funding	MidAmerican Funding, LLC
MidAmerican Energy	MidAmerican Energy Company
Berkshire Hathaway	Berkshire Hathaway Inc. and its subsidiaries

Certain Industry Terms
AFUDC	Allowance for Funds Used During Construction
Dodd-Frank Reform Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
DSM	Demand-side Management
Dth	Decatherms
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
GHG	Greenhouse Gases
GWh	Gigawatt Hours
IUB	Iowa Utilities Board
MW	Megawatts

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

•
a high degree of variance between actual and forecasted load that could impact MidAmerican Energy's hedging strategy and the cost of balancing its generation resources with its retail load obligations and wholesale transactions;

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

ii

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

•	the impact of inflation on costs and MidAmerican Energy's ability to recover such costs in regulated rates;

•	increases in employee healthcare costs;

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

•	the impact of new accounting guidance or changes in current accounting estimates and assumptions on MidAmerican Funding's or MidAmerican Energy's consolidated financial results;

•	other risks or unforeseen events, including the effects of storms, floods, fires, explosions, litigation, wars, terrorism, embargoes and other catastrophic events; and

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
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Energy Company and subsidiaries (the "Company") as of September 30, 2012, and the related consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2012 and 2011, and of changes in equity and cash flows for the nine-month periods ended September 30, 2012 and 2011. These interim financial statements are the responsibility of the Company's management.

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
November 2, 2012

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	September 30, 2012	December 31, 2011
ASSETS
Utility plant, net:
Electric	$11,020	$10,587
Gas	1,284	1,255
Gross utility plant in service	12,304	11,842
Accumulated depreciation and amortization	(4,336)	(4,120)
Utility plant in service, net	7,968	7,722
Construction work in progress	414	173
Total utility plant, net	8,382	7,895
Current assets:
Cash and cash equivalents	375	1
Receivables, net	370	373
Income taxes receivable	10	272
Inventories	236	201
Other	51	57
Total current assets	1,042	904
Other assets:
Investments and nonregulated property, net	544	503
Regulatory assets	867	831
Other	146	177
Total other assets	1,557	1,511
Total assets	$10,981	$10,310
CAPITALIZATION AND LIABILITIES
Capitalization:
MidAmerican Energy common shareholder's equity	$3,546	$3,244
Preferred securities	27	27
Noncontrolling interests	1	1
Long-term debt	3,154	3,115
Total capitalization	6,728	6,387
Current liabilities:
Accounts payable	364	313
Taxes accrued	237	107
Interest accrued	29	34
Other	137	119
Total current liabilities	767	573
Other liabilities:
Deferred income taxes	2,083	1,918
Asset retirement obligations	311	293
Regulatory liabilities	747	719
Other	345	420
Total other liabilities	3,486	3,350
Total capitalization and liabilities	$10,981	$10,310

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
Operating revenue:
Regulated electric	$511	$487	$1,295	$1,276
Regulated gas	87	99	441	562
Nonregulated	227	280	672	811
Total operating revenue	825	866	2,408	2,649

Operating costs and expenses:
Regulated:
Cost of fuel, energy and capacity	136	146	345	383
Cost of gas sold	44	56	275	378
Other operating expenses	107	97	309	304
Maintenance	52	48	150	142
Depreciation and amortization	106	78	299	247
Property and other taxes	27	29	86	87
Total regulated operating costs and expenses	472	454	1,464	1,541
Nonregulated:
Cost of sales	207	256	612	740
Other	7	8	20	21
Total nonregulated operating costs and expenses	214	264	632	761
Total operating costs and expenses	686	718	2,096	2,302

Operating income	139	148	312	347

Non-operating income:
Interest income	—	—	1	1
Allowance for equity funds	5	7	10	12
Other, net	3	(1)	7	2
Total non-operating income	8	6	18	15

Fixed charges:
Interest on long-term debt	34	40	107	117
Other interest expense	—	—	1	1
Allowance for borrowed funds	(2)	(3)	(4)	(5)
Total fixed charges	32	37	104	113

Income before income tax (benefit) expense	115	117	226	249
Income tax (benefit) expense	(25)	10	(69)	19

Net income	140	107	295	230
Preferred dividends	—	—	1	1

Earnings on common stock	$140	$107	$294	$229

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in millions)

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011

Net income	$140	$107	$295	$230

Other comprehensive income, net of tax:
Unrealized gains on available-for-sale securities, net of tax of $-, $-, $1 and $-	1	—	1	1
Unrealized gains on cash flow hedges, net of tax of $10, $3, $4 and $12	14	4	7	16
Total other comprehensive income, net of tax	15	4	8	17

Comprehensive income	$155	$111	$303	$247

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
(Amounts in millions)

	MidAmerican Energy Shareholders' Equity
	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss, Net	Preferred Securities	Noncontrolling Interests	Total Equity

Balance, December 31, 2010	$562	$2,398	$(29)	$27	$1	$2,959
Net income	—	230	—	—	—	230
Other comprehensive income	—	—	17	—	—	17
Preferred dividends	—	(1)	—	—	—	(1)
Balance, September 30, 2011	$562	$2,627	$(12)	$27	$1	$3,205

Balance, December 31, 2011	$562	$2,716	$(34)	$27	$1	$3,272
Net income	—	295	—	—	—	295
Other comprehensive income	—	—	8	—	—	8
Preferred dividends	—	(1)	—	—	—	(1)
Balance, September 30, 2012	$562	$3,010	$(26)	$27	$1	$3,574

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Nine-Month Periods
	Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$295	$230
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	299	247
Deferred income taxes and amortization of investment tax credits	90	166
Changes in other assets and liabilities	35	23
Other, net	(9)	(7)
Changes in other operating assets and liabilities:
Receivables, net	44	57
Inventories	(36)	(27)
Derivative collateral, net	9	(11)
Contributions to pension and other postretirement benefit plans, net	(54)	(42)
Accounts payable	2	(43)
Taxes accrued	416	(39)
Other current assets and liabilities	13	11
Net cash flows from operating activities	1,104	565

Cash flows from investing activities:
Utility construction expenditures	(445)	(397)
Purchases of available-for-sale securities	(46)	(64)
Proceeds from sales of available-for-sale securities	32	61
Other, net	13	11
Net cash flows from investing activities	(446)	(389)

Cash flows from financing activities:
Dividends	(1)	(1)
Repayments of long-term debt	(283)	—
Net cash flows from financing activities	(284)	(1)

Net change in cash and cash equivalents	374	175
Cash and cash equivalents at beginning of period	1	203
Cash and cash equivalents at end of period	$375	$378

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the Consolidated Financial Statements as of September 30, 2012, and for the three- and nine-month periods ended September 30, 2012 and 2011. The results of operations for the three- and nine-month periods ended September 30, 2012, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in MidAmerican Energy's Annual Report on Form 10-K for the year ended December 31, 2011, describes the most significant accounting policies used in the preparation of the Consolidated Financial Statements. There have been no significant changes in MidAmerican Energy's assumptions regarding significant accounting estimates and policies during the nine-month period ended September 30, 2012.

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

In May 2011, the FASB issued ASU No. 2011‑04, which amends FASB ASC Topic 820, "Fair Value Measurements and Disclosures." The amendments in this guidance are not intended to result in a change in current accounting. ASU No. 2011‑04 requires additional disclosures relating to fair value measurements categorized within Level 3 of the fair value hierarchy, including quantitative information about unobservable inputs, the valuation process used by the entity and the sensitivity of unobservable input measurements. Additionally, entities are required to disclose the level of the fair value hierarchy for assets and liabilities that are not measured at fair value in the balance sheet, but for which disclosure of the fair value is required. This guidance is effective for interim and annual reporting periods beginning after December 15, 2011. MidAmerican Energy adopted ASU No. 2011‑04 on January 1, 2012. The adoption of this guidance did not have a material impact on MidAmerican Energy's disclosures included within Notes to Consolidated Financial Statements.

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

The following table presents MidAmerican Energy's assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of September 30, 2012
Assets:
Commodity derivatives	$1	$29	$12	$(31)	$11
Money market mutual funds(2)	223	—	—	—	223
Debt securities:
United States government obligations	103	—	—	—	103
International government obligations	—	1	—	—	1
Corporate obligations	—	30	—	—	30
Municipal obligations	—	6	—	—	6
Agency, asset and mortgage-backed obligations	—	7	—	—	7
Auction rate securities	—	—	18	—	18
Equity securities:
United States companies	187	—	—	—	187
International companies	2	—	—	—	2
	$516	$73	$30	$(31)	$588

Liabilities - commodity derivatives	$(11)	$(105)	$(7)	$42	$(81)

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of December 31, 2011
Assets:
Commodity derivatives	$1	$47	$26	$(45)	$29
Debt securities:
United States government obligations	89	—	—	—	89
International government obligations	—	1	—	—	1
Corporate obligations	—	30	—	—	30
Municipal obligations	—	12	—	—	12
Agency, asset and mortgage-backed obligations	—	7	—	—	7
Auction rate securities	—	—	16	—	16
Equity securities:
United States companies	166	—	—	—	166
International companies	1	—	—	—	1
	$257	$97	$42	$(45)	$351

Liabilities - commodity derivatives	$(37)	$(148)	$(4)	$78	$(111)

(1)	Represents netting under master netting arrangements and a net cash collateral receivable of $11 million and $33 million as of September 30, 2012 and December 31, 2011, respectively.

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

The following table reconciles the beginning and ending balances of MidAmerican Energy's assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	Commodity Derivatives	Auction Rate Securities	Commodity Derivatives	Auction Rate Securities
2012
Beginning balance	$8	$17	$22	$16
Changes included in earnings(1)	(2)	—	7	—
Changes in fair value recognized in other comprehensive income	1	1	(3)	2
Changes in fair value recognized in net regulatory assets	(3)	—	(1)	—
Settlements	1	—	(20)	—
Ending balance	$5	$18	$5	$18

2011
Beginning balance	$7	$16	$14	$20
Changes included in earnings(1)	6	—	10	—
Changes in fair value recognized in other comprehensive income	—	—	—	1
Changes in fair value recognized in net regulatory assets	(1)	—	3	—
Sales	—	—	—	(5)
Settlements	(3)	—	(18)	—
Transfers from Level 2	1	—	1	—
Ending balance	$10	$16	$10	$16

(1)
Changes included in earnings are reported as nonregulated operating revenue on the Consolidated Statements of Operations. For commodity derivatives held as of September 30, 2012 and 2011, net unrealized (losses) gains included in earnings for the three-month periods ended September 30, 2012 and 2011, totaled $(2) million and $4 million, respectively, and for the nine-month periods ended September 30, 2012 and 2011, totaled $3 million and $5 million, respectively.

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

	As of September 30, 2012		As of December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$3,154	$3,665	$3,115	$3,620

(4)	Risk Management and Hedging Activities

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

	Current Assets - Other	Other Assets - Other	Current Liabilities - Other	Other Liabilities - Other	Total
As of September 30, 2012
Not designated as hedging contracts(1):
Commodity assets	$12	$2	$21	$4	$39
Commodity liabilities	(3)	—	(64)	(21)	(88)
Total	9	2	(43)	(17)	(49)

Designated as hedging contracts:
Commodity assets	—	—	2	1	3
Commodity liabilities	—	—	(20)	(15)	(35)
Total	—	—	(18)	(14)	(32)

Total derivatives	9	2	(61)	(31)	(81)
Cash collateral receivable	—	—	9	2	11
Total derivatives - net basis	$9	$2	$(52)	$(29)	$(70)

	Current Assets - Other	Other Assets - Other	Current Liabilities - Other	Other Liabilities - Other	Total
As of December 31, 2011
Not designated as hedging contracts(1):
Commodity assets	$60	$6	$6	$1	$73
Commodity liabilities	(29)	(2)	(73)	(41)	(145)
Total	31	4	(67)	(40)	(72)

Designated as hedging contracts:
Commodity assets	—	—	1	—	1
Commodity liabilities	(6)	—	(21)	(17)	(44)
Total	(6)	—	(20)	(17)	(43)

Total derivatives	25	4	(87)	(57)	(115)
Cash collateral receivable	—	—	28	5	33
Total derivatives - net basis	$25	$4	$(59)	$(52)	$(82)

(1)
MidAmerican Energy's commodity derivatives not designated as hedging contracts are generally included in regulated rates, and as of September 30, 2012 and December 31, 2011, a net regulatory asset of $49 million and $73 million, respectively, was recorded related to the net derivative liability of $49 million and $72 million, respectively.

Not Designated as Hedging Contracts

The following table reconciles the beginning and ending balances of MidAmerican Energy's net regulatory assets and summarizes the pre-tax gains and losses on commodity derivative contracts recognized in net regulatory assets, as well as amounts reclassified to earnings (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011

Beginning balance	$63	$20	$73	$27
Changes in fair value recognized in net regulatory assets	(4)	29	7	39
Net gains (losses) reclassified to operating revenue	(2)	(2)	18	(3)
Net gains reclassified to cost of fuel, energy and capacity	1	1	2	6
Net losses reclassified to cost of gas sold	(9)	(2)	(51)	(23)
Ending balance	$49	$46	$49	$46

The following table summarizes the pre-tax gains (losses) included on the Consolidated Statements of Operations associated with MidAmerican Energy's derivative contracts not designated as hedging contracts and not recorded as a net regulatory asset or liability (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011

Nonregulated operating revenue	$(1)	$5	$6	$8
Nonregulated cost of sales	2	(4)	(3)	(4)
Total	$1	$1	$3	$4

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

The following table reconciles the beginning and ending balances of MidAmerican Energy's accumulated other comprehensive loss (pre-tax) and summarizes pre-tax gains and losses on derivative contracts designated and qualifying as cash flow hedges recognized in other comprehensive income ("OCI"), as well as amounts reclassified to earnings (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011

Beginning balance	$56	$13	$43	$34
Changes in fair value recognized in OCI	(20)	(10)	20	(24)
Net (losses) gains reclassified to nonregulated cost of sales	(4)	3	(31)	(4)
Ending balance	$32	$6	$32	$6

Realized gains and losses on hedges and hedge ineffectiveness are recognized in income as nonregulated operating revenue or nonregulated cost of sales depending upon the nature of the item being hedged. For the three- and nine-month periods ended September 30, 2012 and 2011, hedge ineffectiveness was insignificant. As of September 30, 2012, MidAmerican Energy had cash flow hedges with expiration dates extending through December 2016, and $18 million of pre-tax net unrealized losses are forecasted to be reclassified from accumulated other comprehensive loss into earnings over the next twelve months as contracts settle.

Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding commodity derivative contracts with fixed price terms that comprise the mark-to-market values as of (in millions):

	Unit of	September 30,	December 31,
	Measure	2012	2011

Electricity purchases	Megawatt hours	5	8
Natural gas purchases	Decatherms	44	62
Fuel purchases	Gallons	—	2

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

Collateral and Contingent Features

In accordance with industry practice, certain wholesale derivative contracts contain provisions that require MidAmerican Energy to maintain specific credit ratings from one or more of the major credit rating agencies on its senior unsecured debt. These derivative contracts may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance" in the event of a material adverse change in MidAmerican Energy's creditworthiness. These rights can vary by contract and by counterparty. As of September 30, 2012, MidAmerican Energy's credit ratings from the three recognized credit rating agencies were investment grade.

The aggregate fair value of MidAmerican Energy's derivative contracts in liability positions with specific credit-risk-related contingent features totaled $89 million and $122 million as of September 30, 2012 and December 31, 2011, respectively, for which MidAmerican Energy had posted collateral of $- million. If all credit-risk-related contingent features for derivative contracts in liability positions had been triggered as of September 30, 2012 and December 31, 2011, MidAmerican Energy would have been required to post $75 million and $109 million, respectively, of additional collateral. MidAmerican Energy's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors.

(5)	Recent Financing Transactions

In June 2012, MidAmerican Energy redeemed $275 million of its 5.125% senior notes due January 2013 at a redemption price determined in accordance with the terms of the indenture. The $8 million call premium was deferred as a regulatory asset and will be amortized through 2015, consistent with the treatment of such amounts in establishing rates.

In conjunction with the construction of wind-powered generating facilities in 2012, MidAmerican Energy has accrued as construction work in progress amounts it is not contractually obligated to pay until December 2015. The amounts ultimately payable are discounted at 1.43% and recognized upon delivery of the equipment as long-term debt. The discount is being amortized as interest expense over the period until payment is due using the effective interest method. As of September 30, 2012, $306 million of such debt from the 2012 wind-powered generation projects, net of associated discount, was outstanding.

(6)	Employee Benefit Plans

MidAmerican Energy sponsors a noncontributory defined benefit pension plan covering a majority of all employees of MEHC and its domestic energy subsidiaries other than PacifiCorp. MidAmerican Energy also sponsors certain postretirement healthcare and life insurance benefits covering substantially all retired employees of MEHC and its domestic energy subsidiaries other than PacifiCorp. Net periodic benefit cost for the pension and other postretirement benefit plans included the following components (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
Pension:
Service cost	$4	$4	$13	$13
Interest cost	9	10	27	30
Expected return on plan assets	(11)	(10)	(33)	(32)
Net amortization	1	—	3	—
Net periodic benefit cost	$3	$4	$10	$11

Other postretirement:
Service cost	$1	$1	$3	$3
Interest cost	2	3	6	8
Expected return on plan assets	(4)	(4)	(10)	(10)
Net amortization	—	(1)	(2)	(2)
Net periodic benefit cost	$(1)	$(1)	$(3)	$(1)

Employer contributions to the pension and other postretirement benefit plans are expected to be $65 million and $- million, respectively, during 2012. As of September 30, 2012, $63 million and $- million of contributions had been made to the pension and other postretirement benefit plans, respectively.

(7)	Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax (benefit) expense is as follows:

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011

Federal statutory income tax rate	35%	35%	35%	35%
Income tax credits	(52)	(29)	(52)	(28)
State income tax, net of federal income tax benefit	8	6	8	7
Income tax method change	—	—	(8)	—
Effects of ratemaking	(12)	(7)	(13)	(6)
Other, net	(1)	4	(1)	—
Effective income tax rate	(22)%	9%	(31)%	8%

Income tax credits primarily relate to production tax credits. MidAmerican Energy's wind-powered generating facilities are eligible for federal renewable electricity production tax credits for 10 years from the date the facilities were placed in service.

MidAmerican Energy changed the method by which it determines current income tax deductions for repair costs related to its regulated utility electric transmission and distribution assets based on new guidance published by the Internal Revenue Service. Application of this guidance results in current deductibility for those costs, which are capitalized for book purposes. MidAmerican Energy retroactively applied the method change, deducted amounts related to prior years' costs on its 2011 tax return and recognized the change in the second quarter of 2012. State utility rate regulation in Iowa requires that the tax effect of certain temporary differences be flowed through immediately to customers. Therefore, amounts that would otherwise have been recognized in income tax expense have been included as changes in regulatory assets. Accordingly, MidAmerican Energy's earnings for the nine-month period ended September 30, 2012, reflect $18 million of income tax benefits recognized in connection with this method change for income tax years prior to 2012.

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

(9)	Components of Accumulated Other Comprehensive Loss, Net

The following table shows the change in accumulated other comprehensive loss by each component of other comprehensive income, net of applicable income taxes, for the nine-month period ended September 30, 2012 (in millions):

	Unrealized	Unrealized	Accumulated
	Losses on	Losses on	Other
	Available-For-Sale	Cash Flow	Comprehensive
	Securities	Hedges	Loss, Net

Balance, December 31, 2011	$(8)	$(26)	$(34)
Other comprehensive income	1	7	8
Balance, September 30, 2012	$(7)	$(19)	$(26)

(10)	Segment Information

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

The following tables provide information on a reportable segment basis (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
Operating revenue:
Regulated electric	$511	$487	$1,295	$1,276
Regulated gas	87	99	441	562
Nonregulated energy	227	280	672	811
Total operating revenue	$825	$866	$2,408	$2,649

Depreciation and amortization:
Regulated electric	$97	$70	$272	$221
Regulated gas	9	8	27	26
Total depreciation and amortization	$106	$78	$299	$247

Operating income:
Regulated electric	$129	$133	$243	$248
Regulated gas	(3)	(1)	28	48
Nonregulated energy	13	16	41	51
Total operating income	$139	$148	$312	$347

	As of
	September 30, 2012	December 31, 2011
Total assets:
Regulated electric	$9,718	$9,016
Regulated gas	1,124	1,159
Nonregulated energy	139	135
Total assets	$10,981	$10,310

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Member of
MidAmerican Funding, LLC
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Funding, LLC and subsidiaries (the "Company") as of September 30, 2012, and the related consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2012 and 2011, and of changes in equity and cash flows for the nine-month periods ended September 30, 2012 and 2011. These interim financial statements are the responsibility of the Company's management.

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
November 2, 2012

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	September 30, 2012	December 31, 2011
ASSETS
Utility plant, net:
Electric	$11,020	$10,587
Gas	1,284	1,255
Gross utility plant in service	12,304	11,842
Accumulated depreciation and amortization	(4,336)	(4,120)
Utility plant in service, net	7,968	7,722
Construction work in progress	414	173
Total utility plant, net	8,382	7,895
Current assets:
Cash and cash equivalents	375	1
Receivables, net	373	376
Income taxes receivable	10	270
Inventories	236	201
Other	51	58
Total current assets	1,045	906
Other assets:
Investments and nonregulated property, net	570	528
Goodwill	1,270	1,270
Regulatory assets	867	831
Other	144	175
Total other assets	2,851	2,804
Total assets	$12,278	$11,605
CAPITALIZATION AND LIABILITIES
Capitalization:
MidAmerican Funding member's equity	$4,264	$3,972
Noncontrolling interests	28	28
Long-term debt	3,479	3,440
Total capitalization	7,771	7,440
Current liabilities:
Note payable to affiliate	246	231
Accounts payable	364	314
Taxes accrued	242	107
Interest accrued	31	41
Other	137	120
Total current liabilities	1,020	813
Other liabilities:
Deferred income taxes	2,082	1,918
Asset retirement obligations	311	293
Regulatory liabilities	747	719
Other	347	422
Total other liabilities	3,487	3,352
Total capitalization and liabilities	$12,278	$11,605

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
Operating revenue:
Regulated electric	$511	$487	$1,295	$1,276
Regulated gas	87	99	441	562
Nonregulated	230	280	675	812
Total operating revenue	828	866	2,411	2,650

Operating costs and expenses:
Regulated:
Cost of fuel, energy and capacity	136	146	345	383
Cost of gas sold	44	56	275	378
Other operating expenses	107	97	309	304
Maintenance	52	48	150	142
Depreciation and amortization	106	78	299	247
Property and other taxes	27	29	86	87
Total regulated operating costs and expenses	472	454	1,464	1,541
Nonregulated:
Cost of sales	207	255	612	740
Other	10	9	24	23
Total nonregulated operating costs and expenses	217	264	636	763
Total operating costs and expenses	689	718	2,100	2,304

Operating income	139	148	311	346

Non-operating income:
Interest income	—	—	1	1
Allowance for equity funds	5	7	10	12
Other, net	3	(1)	9	4
Total non-operating income	8	6	20	17

Fixed charges:
Interest on long-term debt	40	44	124	136
Other interest expense	1	1	2	2
Allowance for borrowed funds	(2)	(3)	(4)	(5)
Total fixed charges	39	42	122	133

Income before income tax (benefit) expense	108	112	209	230
Income tax (benefit) expense	(28)	8	(76)	12

Net income	136	104	285	218
Net income attributable to noncontrolling interests	—	—	1	1

Net income attributable to MidAmerican Funding member	$136	$104	$284	$217

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in millions)

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011

Net income	$136	$104	$285	$218

Other comprehensive income, net of tax:
Unrealized gains on available-for-sale securities, net of tax of $-, $-, $1 and $-	1	—	1	1
Unrealized gains on cash flow hedges, net of tax of $10, $3, $4 and $12	14	4	7	16
Total other comprehensive income, net of tax	15	4	8	17

Comprehensive income	151	108	293	235
Comprehensive income attributable to noncontrolling interests	—	—	1	1

Comprehensive income attributable to MidAmerican Funding member	$151	$108	$292	$234

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
(Amounts in millions)

	MidAmerican Funding Member's Equity
	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net	Noncontrolling Interests	Total Equity

Balance, December 31, 2010	$1,679	$2,023	$(29)	$28	$3,701
Net income	—	217	—	1	218
Other comprehensive income	—	—	17	—	17
Distributions to noncontrolling interests	—	—	—	(1)	(1)
Balance, September 30, 2011	$1,679	$2,240	$(12)	$28	$3,935

Balance, December 31, 2011	$1,679	$2,327	$(34)	$28	$4,000
Net income	—	284	—	1	285
Other comprehensive income	—	—	8	—	8
Distributions to noncontrolling interests	—	—	—	(1)	(1)
Balance, September 30, 2012	$1,679	$2,611	$(26)	$28	$4,292

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Nine-Month Periods
	Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$285	$218
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	299	247
Deferred income taxes and amortization of investment tax credits	88	165
Changes in other assets and liabilities	35	23
Other, net	(10)	(6)
Changes in other operating assets and liabilities:
Receivables, net	44	58
Inventories	(36)	(28)
Derivative collateral, net	9	(11)
Contributions to pension and other postretirement benefit plans, net	(54)	(42)
Accounts payable	2	(42)
Taxes accrued	418	(38)
Other current assets and liabilities	8	1
Net cash flows from operating activities	1,088	545

Cash flows from investing activities:
Utility construction expenditures	(445)	(397)
Purchases of available-for-sale securities	(46)	(64)
Proceeds from sales of available-for-sale securities	32	61
Other, net	14	12
Net cash flows from investing activities	(445)	(388)

Cash flows from financing activities:
Repayment of long-term debt	(283)	(200)
Net change in note payable to affiliate	15	220
Other, net	(1)	(1)
Net cash flows from financing activities	(269)	19

Net change in cash and cash equivalents	374	176
Cash and cash equivalents at beginning of period	1	203
Cash and cash equivalents at end of period	$375	$379

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the Consolidated Financial Statements as of September 30, 2012, and for the three- and nine-month periods ended September 30, 2012 and 2011. The results of operations for the three- and nine-month periods ended September 30, 2012, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in MidAmerican Funding's Annual Report on Form 10-K for the year ended December 31, 2011, describes the most significant accounting policies used in the preparation of the Consolidated Financial Statements. There have been no significant changes in MidAmerican Funding's assumptions regarding significant accounting estimates and policies during the nine-month period ended September 30, 2012.

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

	As of September 30, 2012		As of December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$3,479	$4,119	$3,440	$4,038

(4)	Risk Management and Hedging Activities

Refer to Note 4 of MidAmerican Energy's Notes to Consolidated Financial Statements.

(5)	Recent Financing Transactions

Refer to Note 5 of MidAmerican Energy's Notes to Consolidated Financial Statements.

(6)	Employee Benefit Plans

Refer to Note 6 of MidAmerican Energy's Notes to Consolidated Financial Statements.

(7)	Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax (benefit) expense is as follows:

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011

Federal statutory income tax rate	35%	35%	35%	35%
Income tax credits	(54)	(30)	(55)	(31)
State income tax, net of federal income tax benefit	8	6	8	7
Income tax method change	—	—	(9)	—
Effects of ratemaking	(13)	(7)	(14)	(7)
Other, net	(2)	3	(1)	1
Effective income tax rate	(26)%	7%	(36)%	5%

Income tax credits primarily relate to production tax credits. MidAmerican Energy's wind-powered generating facilities are eligible for federal renewable electricity production tax credits for 10 years from the date the facilities were placed in service.

MidAmerican Energy changed the method by which it determines current income tax deductions for repair costs related to its regulated utility electric transmission and distribution assets based on new guidance published by the Internal Revenue Service. Application of this guidance results in current deductibility for those costs, which are capitalized for book purposes. MidAmerican Energy retroactively applied the method change, deducted amounts related to prior years' costs on its 2011 tax return and recognized the change in the second quarter of 2012. State utility rate regulation in Iowa requires that the tax effect of certain temporary differences be flowed through immediately to customers. Therefore, amounts that would otherwise have been recognized in income tax expense have been included as changes in regulatory assets. Accordingly, MidAmerican Energy's earnings for the nine-month period ended September 30, 2012, reflect $18 million of income tax benefits recognized in connection with this method change for income tax years prior to 2012.

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

The following tables provide information on a reportable segment basis (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
Operating revenue:
Regulated electric	$511	$487	$1,295	$1,276
Regulated gas	87	99	441	562
Nonregulated energy	227	280	672	811
Other	3	—	3	1
Total operating revenue	$828	$866	$2,411	$2,650

Depreciation and amortization:
Regulated electric	$97	$70	$272	$221
Regulated gas	9	8	27	26
Total depreciation and amortization	$106	$78	$299	$247

Operating income:
Regulated electric	$129	$133	$243	$248
Regulated gas	(3)	(1)	28	48
Nonregulated energy	13	16	41	51
Other	—	—	(1)	(1)
Total operating income	$139	$148	$311	$346

	As of
	September 30, 2012	December 31, 2011
Total assets(1):
Regulated electric	$10,909	$10,207
Regulated gas	1,203	1,238
Nonregulated energy	139	135
Other	27	25
Total assets	$12,278	$11,605

(1)	Total assets by reportable segment reflect the assignment of goodwill to applicable reporting units.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations for the Third Quarters and First Nine Months of 2012 and 2011

Overview

MidAmerican Energy -

MidAmerican Energy's earnings on common stock for the third quarter of 2012 was $140 million, an increase of $33 million, or 31%, and for the first nine months of 2012 was $294 million, an increase of $65 million, or 28%, compared to 2011. The increases were primarily due to income tax benefits and lower interest expense, partially offset by lower operating income. The increase in income tax benefits was due to greater production tax credits for wind-powered generation, primarily as a result of additional facilities placed in service in late 2011, and additionally for the first nine months of 2012, a change in the tax capitalization policy for repair costs related to certain regulated utility assets. Interest expense decreased due to MidAmerican Energy's redemption of $400 million of its 5.65% senior notes in December 2011 and $275 million of its 5.125% senior notes in June 2012. Operating income decreased $9 million to $139 million for the third quarter of 2012 and $35 million to $312 million for the first nine months of 2012 compared to 2011. Higher regulated electric retail gross margins due to revenues from new adjustment clauses in Iowa and Illinois and abnormally hot temperatures in the third and second quarters of 2012 were more than offset by higher depreciation expense as a result of utility plant placed in service, increases in certain operations and maintenance expense and lower nonregulated electric gross margins. Additionally, for the first nine months of 2012, lower regulated gas gross margins from unseasonably warm temperatures, particularly in the first quarter of 2012, also reduced operating income.

MidAmerican Funding -

Net income attributable to MidAmerican Funding member for the third quarter of 2012 was $136 million, an increase of $32 million, or 31%, and for the first nine months of 2012, was $284 million, an increase of $67 million, or 31%, compared to 2011. In addition to the items discussed above for MidAmerican Energy, MidAmerican Funding had lower interest expense for the first nine months of 2012 as a result of the $200 million repayment of its 6.75% senior notes in March 2011.

Regulated Electric Gross Margin

	Third Quarter				First Nine Months
	2012	2011	Change		2012	2011	Change
Gross margin (in millions):
Operating revenue	$511	$487	$24	5%	$1,295	$1,276	$19	1%
Less - cost of fuel, energy and capacity	136	146	(10)	(7)	345	383	(38)	(10)
Electric gross margin	$375	$341	$34	10	$950	$893	$57	6

Sales (GWh):
Retail	6,237	6,083	154	3%	16,736	16,650	86	1%
Wholesale	2,423	2,606	(183)	(7)	7,669	7,596	73	1
Total	8,660	8,689	(29)	—	24,405	24,246	159	1

Electric gross margin for the third quarter of 2012 increased $34 million compared to 2011. Retail gross margin increased $29 million compared to 2011 due to $17 million from new adjustment clauses implemented in Iowa and Illinois in 2012, $8 million from abnormally hot temperatures in 2012, customer growth and other usage factors, and $4 million from increased recoveries through bill riders predominately for DSM program costs. Changes in recoveries through the bill riders are substantially matched by changes in other operating expenses and depreciation and amortization. Wholesale gross margin increased $5 million compared to 2011 due to a $7 million increase from a higher average margin per megawatt hour sold as a result of lower-cost generation sources in 2012, partially offset by a $2 million decrease from lower sales volumes. Wholesale sales volumes decreased as certain coal units could not be economically dispatched as average market prices decreased compared to 2011.Wholesale includes sales of electricity to markets operated by regional transmission organizations, other utilities and market participants.

Electric gross margin for the first nine months of 2012 increased $57 million compared to 2011. Retail gross margin increased $51 million due to $30 million from new adjustment clauses implemented in Iowa and Illinois in 2012, $13 million for increased use of lower-cost generation for retail and $3 million from increased recoveries through bill riders predominately for DSM program costs. Increases for customer growth and abnormally hot spring and summer temperatures were partially offset by decreases from unseasonably warm winter temperatures and other usage factors. Wholesale gross margin increased a total of $6 million due primarily to the higher average margin per megawatt hour sold in the third quarter of 2012.

Regulated Gas Gross Margin

	Third Quarter				First Nine Months
	2012	2011	Change		2012	2011	Change
Gross margin (in millions):
Operating revenue	$87	$99	$(12)	(12)%	$441	$562	$(121)	(22)%
Less - cost of gas sold	44	56	(12)	(21)	275	378	(103)	(27)
Gas gross margin	$43	$43	$—	—	$166	$184	$(18)	(10)

Sales (000's Dth):
Retail	5,929	6,051	(122)	(2)%	42,837	55,379	(12,542)	(23)%
Wholesale	4,932	4,384	548	13	24,410	15,856	8,554	54
Total	10,861	10,435	426	4	67,247	71,235	(3,988)	(6)

The decrease in gas gross margin for the first nine months of 2012 compared to 2011 was due primarily to lower retail sales volumes as a result of unseasonably warm winter and spring temperatures and other usage factors. Regulated gas revenue includes purchased gas adjustment clauses through which MidAmerican Energy is allowed to recover the cost of gas sold from its retail gas utility customers. Consequently, fluctuations in the cost of gas sold do not directly affect gross margin or net income because regulated gas revenue reflects comparable fluctuations through the purchased gas adjustment clauses. For the third quarter of 2012, MidAmerican Energy's average per-unit cost of gas sold decreased 25%, resulting in a decrease of $14 million in gas revenue and cost of gas sold compared to 2011. The decrease in gas revenue and cost of gas sold for the third quarter of 2012 was partially offset by the increase in total gas sales volumes. For the first nine months of 2012, MidAmerican Energy's average per-unit cost of gas sold decreased 23%, resulting in a decrease of $82 million in gas revenue and cost of gas sold compared to 2011. The decrease in gas retail sales, partially offset by the increase in gas wholesale sales volumes, also reduced gas revenue and cost of gas sold for the first nine months of 2012 compared to 2011.

Regulated Operating Costs and Expenses

Other operating expenses of $107 million for the third quarter of 2012 increased $10 million compared to 2011 due to higher deferred compensation, DSM program and generation operation costs and a decrease in insurance recoveries of environmental costs, partially offset by lower administrative costs. For the first nine months of 2012, other operating expenses of $309 million increased $5 million compared to 2011 due to higher generation operation, deferred compensation and customer accounts costs, higher utility regulatory assessments and a decrease in insurance recoveries of environmental costs, partially offset by lower administrative costs and lower electric distribution costs related to flooding in a portion of MidAmerican Energy's service territory in 2011.

Maintenance expense of $52 million for the third quarter of 2012 increased $4 million compared to 2011 due primarily to maintenance costs for wind-powered generating facilities placed in service in the second half of 2011. Increases in nuclear and fossil-fueled generation maintenance costs were offset by a decrease in storm and flood-related response and restoration costs from greater storm damage in 2011. Maintenance expense of $150 million for the first nine months of 2012 increased $8 million compared to 2011 due to maintenance costs for the wind-powered generating facilities placed in service in the second half of 2011, and increases in gas distribution and nuclear generation maintenance costs, partially offset by a decrease in maintenance costs as a result of the outage of Louisa Generating Station in 2011.

Depreciation and amortization expense of $106 million for the third quarter of 2012 increased $28 million compared to 2011. For the first nine months of 2012, depreciation and amortization expense of $299 million increased $52 million compared to 2011. Utility plant depreciation increased $19 million for the third quarter of 2012 and $34 million for the first nine months of 2012 due principally to additional wind-powered generating facilities placed in service in the second half of 2011. During the third quarter and first nine months of 2012, MidAmerican Energy recorded $6 million and $11 million, respectively, of revenue sharing expense compared to credits of $1 million and $5 million recorded in the third quarter and first nine months of 2011, respectively, related to a revenue sharing arrangement in Iowa.

Nonregulated Gross Margin

MidAmerican Energy -

	Third Quarter				First Nine Months
	2012	2011	Change		2012	2011	Change
Gross margin (in millions):
Nonregulated operating revenue	$227	$280	$(53)	(19)%	$672	$811	$(139)	(17)%
Less - nonregulated cost of sales	207	256	(49)	(19)	612	740	(128)	(17)
Nonregulated gross margin	$20	$24	$(4)	(17)	$60	$71	$(11)	(15)

Nonregulated electric sales (GWh)	2,819	3,004	(185)	(6)	7,915	8,204	(289)	(4)

Nonregulated gas sales (000's Dth)	8,116	7,149	967	14	26,455	26,930	(475)	(2)

For the third quarter of 2012 compared to 2011, lower prices, costs and volumes for nonregulated electric sales and lower prices and costs for nonregulated gas sales resulted in decreases to nonregulated operating revenue and cost of sales. For the first nine months of 2012 compared to 2011, lower prices, costs and volumes for nonregulated electric and gas sales resulted in decreases to nonregulated operating revenue and cost of sales. Nonregulated gross margin decreased compared to the third quarter and first nine months of 2011 due principally to lower average margins per unit on electric sales.

Non-Operating Income

MidAmerican Energy -

Allowance for equity funds decreased $2 million compared to the third quarter and first nine months of 2011 primarily as a result of lower capital expenditures for wind-powered generation in 2012. MidAmerican Energy's other, net increased $4 million and $5 million for the third quarter and first nine months of 2012, respectively, compared to 2011 primarily due to higher income from better investment performance, offset partially by a $1 million gain on the sale of utility property in 2011.

Fixed Charges

MidAmerican Energy -

MidAmerican Energy redeemed $400 million of its 5.65% senior notes in December 2011 and $275 million of its 5.125% senior notes in June 2012, which reduced its interest on long-term debt for the third quarter and first nine months of 2012.

MidAmerican Funding -

In March 2011, MidAmerican Funding repaid $200 million of its 6.75% senior notes, which reduced its interest on long-term debt for the first nine months of 2012.

Income Tax (Benefit) Expense

MidAmerican Energy -

MidAmerican Energy's income tax expense decreased $35 million to a benefit of $25 million for the third quarter of 2012 with an effective tax rate of (22)% compared to 9% for the third quarter of 2011. The decrease in the effective tax rate was due to $25 million of higher income tax benefits related to additional production tax credits primarily due to wind-powered generation placed in service in late 2011 and the effects of ratemaking.

MidAmerican Energy's income tax expense decreased $88 million to a benefit of $69 million for the first nine months of 2012 with an effective tax rate of (31)% compared to 8% for the first nine months of 2011. The decrease in the effective tax rate was due to $45 million of higher income tax benefits related to additional production tax credits primarily due to wind-powered generation placed in service in late 2011, the method change for repairs deductions discussed below and the effects of ratemaking.

MidAmerican Energy's wind-powered generating facilities are eligible for federal renewable electricity production tax credits for 10 years from the date the facilities were placed in service.

MidAmerican Energy changed the method by which it determines current income tax deductions for repair costs related to its regulated utility electric transmission and distribution assets based on new guidance published by the Internal Revenue Service. Application of this guidance results in current deductibility for those costs, which are capitalized for book purposes. MidAmerican Energy retroactively applied the method change, deducted amounts related to prior years' costs on its 2011 tax return and recognized the change in the second quarter of 2012. State utility rate regulation in Iowa requires that the tax effect of certain temporary differences be flowed through immediately to customers. Therefore, amounts that would otherwise have been recognized in income tax expense have been included as changes in regulatory assets. Accordingly, MidAmerican Energy's earnings for the first nine months of 2012 reflect $18 million of income tax benefits recognized in connection with this method change for income tax years prior to 2012.

MidAmerican Funding -

MidAmerican Funding's income tax expense decreased $36 million to a benefit of $28 million for the third quarter of 2012 with an effective tax rate of (26)% compared to 7% for the third quarter of 2011. MidAmerican Funding's income tax expense decreased $88 million to a benefit of $76 million for the first nine months of 2012 with an effective tax rate of (36)% compared to 5% for the first nine months of 2011. These decreases were due principally to the factors discussed for MidAmerican Energy.

Liquidity and Capital Resources

As of September 30, 2012, MidAmerican Energy's total net liquidity was $715 million consisting of $375 million of cash and cash equivalents and $535 million of credit facilities reduced by $195 million of the credit facilities reserved to support MidAmerican Energy's variable-rate tax-exempt bond obligations. As of September 30, 2012, MidAmerican Funding's total net liquidity was $719 million, including MHC Inc.'s $4 million revolving credit facility.

Operating Activities

MidAmerican Energy's net cash flows from operating activities for the nine-month periods ended September 30, 2012 and 2011, were $1.104 billion and $565 million, respectively. MidAmerican Funding's net cash flows from operating activities for the nine-month periods ended September 30, 2012 and 2011, were $1.088 billion and $545 million, respectively. The increases were predominantly due to the receipt in 2012 of $275 million of income tax benefits generated in 2011 related primarily to bonus depreciation on plant placed in service in 2011 and the timing of income tax receipts for the 2012 tax year resulting primarily from bonus depreciation.

Investing Activities

MidAmerican Energy's net cash flows from investing activities for the nine-month periods ended September 30, 2012 and 2011, were $(446) million and $(389) million, respectively. MidAmerican Funding's net cash flows from investing activities for the nine-month periods ended September 30, 2012 and 2011, were $(445) million and $(388) million, respectively. Net cash flows from investing activities consist almost entirely of utility construction expenditures, which increased for 2012 due principally to expenditures for the construction of emissions control equipment at two of MidAmerican Energy's jointly owned generating facilities, partially offset by lower expenditures for wind-powered generation compared to 2011. MidAmerican Energy placed in service 214 MW of its 407 MW wind-powered generation project during the third quarter of 2012, and the remaining 193 MW is expected to be placed in service during the fourth quarter of 2012. Purchases and proceeds related to available-for-sale securities consist of activity within the Quad Cities Generating Station nuclear decommissioning trust.

Financing Activities

MidAmerican Energy's net cash flows from financing activities for the nine-month periods ended September 30, 2012 and 2011 were $(284) million and $(1) million, respectively. MidAmerican Funding's net cash flows from financing activities for the nine-month periods ended September 30, 2012 and 2011, were $(269) million and $19 million, respectively. In June 2012, MidAmerican Energy redeemed $275 million of its 5.125% senior notes. MidAmerican Funding received $15 million in 2012 and $220 million in 2011 through its note payable with MEHC and repaid $200 million of its 6.75% senior notes in March 2011.

Long-term Debt

In conjunction with the construction of wind-powered generating facilities in 2012, MidAmerican Energy has accrued as construction work in progress amounts it is not contractually obligated to pay until December 2015. The amounts ultimately payable are discounted at 1.43% and recognized upon delivery of the equipment as long-term debt. The discount is being amortized as interest expense over the period until payment is due using the effective interest method. As of September 30, 2012, $306 million of such debt from the 2012 wind-powered generation projects, net of associated discount, was outstanding.

Debt Authorizations and Related Matters

MidAmerican Energy has authority from the FERC to issue through October 30, 2014, commercial paper and bank notes aggregating $600 million at interest rates not to exceed the applicable London Interbank Offered Rate plus a spread of 400 basis points. MidAmerican Energy currently has an unsecured credit facility that supports its commercial paper program and its variable-rate tax-exempt bond obligations. The multi-bank credit facility, which expires in July 2013, reduced from $645 million to $530 million in July 2012. Additionally, MidAmerican Energy has a $5 million unsecured credit facility for general corporate purposes.

MidAmerican Energy currently has authorization from the FERC to issue through October 30, 2014, long-term securities totaling up to $650 million at interest rates not to exceed the applicable United States Treasury rate plus a spread of 400 basis points. MidAmerican Energy has filed an application with the Illinois Commerce Commission requesting authorization to issue long-term debt securities to support current and planned capital projects.

In conjunction with the March 1999 merger, MidAmerican Energy committed to the IUB to use commercially reasonable efforts to maintain an investment grade rating on its long-term debt and to maintain its common equity level above 42% of total capitalization unless circumstances beyond its control result in the common equity level decreasing to below 39% of total capitalization. MidAmerican Energy must seek the approval of the IUB of a reasonable utility capital structure if MidAmerican Energy's common equity level decreases below 42% of total capitalization, unless the decrease is beyond the control of MidAmerican Energy. MidAmerican Energy is also required to seek the approval of the IUB if MidAmerican Energy's equity level decreases to below 39%, even if the decrease is due to circumstances beyond the control of MidAmerican Energy. If MidAmerican Energy's common equity level were to drop below the required thresholds, MidAmerican Energy's ability to issue debt could be restricted. As of September 30, 2012, MidAmerican Energy's common equity ratio was 52% computed on a basis consistent with its commitment.

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

MidAmerican Energy's forecasted utility construction expenditures, which exclude amounts for non-cash equity AFUDC and other non-cash items, are approximately $631 million for 2012 and include:

•
$197 million for 407 MW (nominal ratings) of wind-powered generation, excluding approximately $400 million of payments deferred until December 2015. MidAmerican Energy placed in service 214 MW during the third quarter of 2012, and the remaining 193 MW are expected to be placed in service during the fourth quarter of 2012.

•
$180 million for emissions control equipment at George Neal Energy Center Units 3 and 4 and Ottumwa Generating Station primarily to meet air quality targets, including the reduction of sulfur dioxide, nitrogen oxides and particulate matter emissions.

•	$27 million for transmission system investments.

•	$11 million for other generation development projects.
Remaining amounts are for ongoing investments in distribution, generation and other infrastructure needed to serve existing and expected demand.

MidAmerican Energy has implemented a planning process that forecasts the site-specific controls and actions that may be required to meet emissions reductions as promulgated by the EPA. The plan, which under Iowa law must be filed with and approved by the IUB and updated every two years, is designed to effectively manage MidAmerican Energy's expenditures required to comply with emissions standards. In April 2012, MidAmerican Energy submitted to the IUB an updated plan, which increased its estimate of required capital expenditures. The plan estimated that the cost of capital expenditures for emission control equipment included in the plan for compliance with current air quality requirements would total $337 million for January 1, 2012 through December 31, 2015. Estimates of the environmental capital and operating requirements may change significantly at any time as a result of, among other factors, changes in related regulations, prices of products used to meet the requirements and management's strategies for achieving compliance with the regulations. The future costs (beyond existing planned capital expenditures) of complying with applicable environmental laws, regulations and rules cannot be reasonably estimated but could be material to MidAmerican Energy.

Contractual Obligations

As of September 30, 2012, there have been no material changes outside the normal course of business in MidAmerican Energy's and MidAmerican Funding's contractual obligations from the information provided in Item 7 of their Annual Report on Form 10‑K for the year ended December 31, 2011, other than MidAmerican Energy's redemption of $275 million of its 5.125% senior notes due January 2013. Additionally, refer to the "Utility Construction Expenditures" discussion included in Liquidity and Capital Resources.

In April 2012, MidAmerican Energy entered into a multi-year coal transportation agreement with BNSF Railway Company, an affiliate of MidAmerican Energy, for long-haul delivery of coal to MidAmerican Energy's generating facilities that are not solely served by a single railroad. The new contract will provide delivery for the majority of the coal anticipated to be delivered to MidAmerican Energy-operated coal-fueled generating facilities beginning January 1, 2013. While prices for this rail service are significantly higher than those contained in MidAmerican Energy's legacy long-haul rail contract, which expires December 31, 2012, the BNSF Railway Company proposal was the lowest cost and best overall bid.

In August 2012, MidAmerican Energy entered into a multi-year coal transportation agreement with Union Pacific Railroad Company ("Union Pacific") for long-haul delivery of coal to MidAmerican Energy's Neal Energy Center generating facilities near Sioux City, Iowa, beginning January 1, 2013. Neal Energy Center is solely served by Union Pacific for rail deliveries. Rates under the new contract are significantly higher than those contained in MidAmerican Energy's legacy long-haul contract expiring December 31, 2012.

Regulatory Matters

On February 21, 2012, MidAmerican Energy filed an application with the IUB for an interim and final increase in Iowa retail electric rates in the form of two adjustment clauses to be added to customers' bills. The requested adjustment clauses and a modification to current revenue sharing provisions are consistent with a November 2011 settlement agreement between MidAmerican Energy and the Iowa Office of Consumer Advocate ("OCA"), in which the parties agreed to support the proposed changes. The adjustment clauses would recover anticipated increases in retail coal and coal transportation costs and environmental control expenditures subject to an aggregate maximum of $39 million, or 3.4%, for 2012 and an additional $37 million for an aggregate maximum of $76 million for 2013, or a 3.2% increase from 2012. The requested modification to the existing revenue sharing provisions provides for MidAmerican Energy to share with its customers 20% of revenue associated with Iowa electric returns on equity between 10% and 10.5%, 50% of revenue associated with Iowa electric returns on equity between 10.5% and 11.75%, 75% of revenue associated with Iowa electric returns on equity between 11.75% and 13.0% and 83.3% of revenue associated with Iowa electric returns on equity above 13.0%. Such shared amounts would reduce MidAmerican Energy's investment in the Walter Scott, Jr. Energy Center Unit 4. Pursuant to the settlement agreement, MidAmerican Energy is not precluded from seeking interim rate relief in 2013. MidAmerican Energy implemented the adjustment clauses on an interim basis in March 2012. On July 27, 2012, MidAmerican Energy, the OCA and a group of large industrial customers jointly filed a new settlement agreement with the IUB that resolved all issues surrounding the Iowa proceeding. This settlement agreement consolidated the two proposed adjustment clauses into a single clause with a fixed revenue increase of $39 million in 2012 and an additional $37 million in 2013. The new settlement agreement contained the same revenue sharing provisions as the November 2011 settlement agreement. On October 8, 2012, the IUB issued an order approving the July 27, 2012 settlement agreement.

Environmental Laws and Regulations

MidAmerican Energy is subject to federal, state and local laws and regulations regarding air and water quality, emissions performance standards, climate change, coal combustion byproduct disposal, hazardous and solid waste disposal, protected species and other environmental matters that have the potential to impact its current and future operations. In addition to imposing continuing compliance obligations, these laws and regulations provide regulators with the authority to levy substantial penalties for noncompliance including fines, injunctive relief and other sanctions. These laws and regulations are administered by the EPA and various other state and local agencies. All such laws and regulations are subject to a range of interpretation, which may ultimately be resolved by the courts. Environmental laws and regulations continue to evolve, and MidAmerican Energy is unable to predict the impact of the changing laws and regulations on its operations and consolidated financial results. MidAmerican Energy believes it is in material compliance with all applicable laws and regulations. Refer to "Liquidity and Capital Resources" for discussion of MidAmerican Energy's forecasted environmental-related capital expenditures. The discussion below contains material developments to those matters disclosed in Item 7 of MidAmerican Energy's and MidAmerican Funding's Annual Report on Form 10‑K for the year ended December 31, 2011.

Clean Air Standards

National Ambient Air Quality Standards

In June 2012, the EPA released a proposal to strengthen the fine particulate matter National Ambient Air Quality Standards, reducing the standard from 15 micrograms per cubic meter to a range of 12 to 13 micrograms per cubic meter while taking comment on a standard of 11 micrograms per cubic meter. The EPA is also proposing a new, separate fine particulate matter standard of either 28 or 30 deciviews or measure of haze, aimed at improving visibility. The public comment period closed August 31, 2012. The EPA is required to finalize the proposal by December 14, 2012. Until the standards are final and attainment designations made, MidAmerican Energy cannot determine the potential impacts of the standards; however, any impacts are not anticipated to be significant.

Mercury and Air Toxics Standards

The Clean Air Mercury Rule ("CAMR"), issued by the EPA in March 2005, was the United States' first attempt to regulate mercury emissions from coal-fueled generating facilities through the use of a market-based cap-and-trade system. The CAMR, which mandated emissions reductions of approximately 70% by 2018, was overturned by the United States Court of Appeals for the District of Columbia Circuit ("D.C. Circuit") in February 2008. In March 2011, the EPA proposed a new rule that would require coal-fueled generating facilities to reduce mercury emissions and other hazardous air pollutants through the establishment of "Maximum Achievable Control Technology" standards rather than a cap-and-trade system. The final rule, Mercury and Air Toxics Standards ("MATS"), was published in the Federal Register on February 16, 2012, with an effective date of April 16, 2012, and requires that new and existing coal-fueled facilities achieve emission standards for mercury, acid gases and other non-mercury hazardous air pollutants. Existing sources are required to comply with the new standards by April 16, 2015. Individual sources may be granted up to one additional year, at the discretion of the Title V permitting authority, to complete installation of controls or for transmission system reliability reasons. While the final MATS continues to be reviewed by MidAmerican Energy, MidAmerican Energy believes that its emissions reduction projects completed to date or currently permitted or planned for installation, including scrubbers, baghouses and electrostatic precipitators, are consistent with the EPA's MATS and will support MidAmerican Energy's ability to comply with the final rule's standards for acid gases and non-mercury metallic hazardous air pollutants. MidAmerican Energy will be required to take additional actions to reduce mercury emissions through the installation of controls or use of sorbent injection at certain of its coal-fueled generating facilities and otherwise comply with the final rule's standards. MidAmerican Energy is evaluating whether or not to close certain units. Incremental costs to install and maintain emissions control equipment at MidAmerican Energy's coal-fueled generating facilities and any requirements to shut down what have traditionally been low-cost coal-fueled generating facilities will likely increase the cost of providing service to customers. In addition, numerous lawsuits are pending against the MATS in the D.C. Circuit, which may have an impact on MidAmerican Energy's compliance obligations and the timing of those obligations.

Cross-State Air Pollution Rule

In August 2012, the United States Court of Appeals for the District of Columbia Circuit ("D.C. Circuit") vacated the Cross-State Air Pollution Rule ("CSAPR") in a 2-1 decision after it determined that the CSAPR exceeded the EPA's statutory authority. The CSAPR was promulgated by the EPA as the replacement rule for the Clean Air Interstate Rule after it was struck down by the D.C. Circuit in July 2008, and was designed to reduce interstate transport of emissions of ozone and fine particulate matter from downwind states in the eastern United States. In a petition filed in October 2012, the EPA sought a full review of the CSAPR ruling by the entire D.C. Circuit. Until such time as the challenges to the CSAPR are resolved or the EPA proposes and adopts a new rule, MidAmerican Energy will continue to operate in compliance with the Clean Air Interstate Rule, which has remained in effect since the D.C. Circuit stayed the CSAPR in December 2011.

Climate Change

GHG New Source Performance Standards

Under the Clean Air Act, the EPA may establish emissions standards that reflect the degree of emissions reductions achievable through the best technology that has been demonstrated, taking into consideration the cost of achieving those reductions and any non-air quality health and environmental impact and energy requirements. The EPA entered into a settlement agreement with a number of parties, including certain state governments and environmental groups, in December 2010 to promulgate emissions standards covering GHG. In April 2012, the EPA proposed new source performance standards for new fossil-fueled generating facilities that would limit emissions of carbon dioxide to 1,000 pounds per megawatt hour. The proposal exempts simple cycle combustion turbines from meeting the GHG standards. The public comment period closed in June 2012. The EPA indicated in the proposal that it does not have sufficient information to establish GHG new source performance standards for modified or reconstructed units and has not established a schedule for when these units, or other existing sources, will be regulated. Any new fossil-fueled generating facilities constructed by MidAmerican Energy will be required to meet the final GHG new source performance standards, which, if finalized as proposed, will preclude the construction of any coal-fueled generating facilities that do not have carbon capture and sequestration. Additionally, as proposed, it may be difficult even for combined cycle combustion turbines to meet the carbon dioxide emission standard under certain operating scenarios such as simple cycle or low-load operations on a sustained basis. Until any standards for existing, modified or reconstructed units are proposed and finalized, the impact on MidAmerican Energy's existing facilities cannot be determined.

GHG Litigation

In 2007, the United States District Court for the Southern District of Mississippi ("Southern District of Mississippi") dismissed the case of Ned Comer, et al. v. Murphy Oil USA, et al. ("Comer I"). Plaintiffs brought the putative class action lawsuit based on claims that the defendants' GHG emissions contributed to global warming that resulted in a rise in sea level and added to the ferocity of Hurricane Katrina, which caused damage to the plaintiffs' property. Plaintiffs petitioned for a rehearing before the full court of the United States Court of Appeals for the Fifth Circuit ("Fifth Circuit") in March 2010, but in May 2010, the Fifth Circuit dismissed the appeal for failure to have a quorum. The dismissal resulted in the Southern District of Mississippi's decision, holding that property owners did not have standing to sue for climate change and that climate change was a political question for the United States Congress, standing as good law. However, in May 2011, the Comer case was refiled ("Comer II") in the Southern District of Mississippi. In response to the defendants' motions to dismiss in Comer II, the Southern District of Mississippi, in March 2012, granted the motions, dismissing the suit with prejudice. Plaintiffs filed an appeal with the Fifth Circuit in April 2012. MidAmerican Energy was not a party in Comer I and is not a party in Comer II.

Collateral and Contingent Features

Debt and preferred securities of MidAmerican Energy are rated by credit rating agencies. Assigned credit ratings are based on each rating agency's assessment of MidAmerican Energy's ability to, in general, meet the obligations of its issued debt or preferred securities. The credit ratings are not a recommendation to buy, sell or hold securities, and there is no assurance that a particular credit rating will continue for any given period of time. As of September 30, 2012, MidAmerican Energy's credit ratings for its senior unsecured debt from the three recognized credit rating agencies were investment grade.

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

In accordance with industry practice, certain wholesale agreements, including derivative contracts, contain provisions that require MidAmerican Energy to maintain specific credit ratings on its unsecured debt from one or more of the three recognized credit rating agencies. These agreements may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance" in the event of a material adverse change in MidAmerican Energy's creditworthiness. These rights can vary by contract and by counterparty. If all credit-risk-related contingent features or adequate assurance provisions for these agreements had been triggered as of September 30, 2012, MidAmerican Energy would have been required to post $236 million of additional collateral. MidAmerican Energy's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors. Refer to Note 4 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for a discussion of MidAmerican Energy's collateral requirements specific to its derivative contracts.

In July 2010, the President signed into law the Dodd-Frank Reform Act. The Dodd-Frank Reform Act reshapes financial regulation in the United States by creating new regulators, regulating new markets and firms, and providing new enforcement powers to regulators. Virtually all major areas of the Dodd-Frank Reform Act are subject to extensive rulemaking proceedings being conducted both jointly and independently by multiple regulatory agencies, some of which have been completed and others that are expected to be finalized in late 2012 and 2013.

MidAmerican Energy is a party to derivative contracts, including over-the-counter derivative contracts. The Dodd-Frank Reform Act provides for extensive new regulation of over-the-counter derivative contracts and certain market participants, including imposition of mandatory clearing, exchange trading, capital, margin, reporting, record-keeping, and business conduct requirements primarily for "swap dealers" and "major swap participants." The Dodd-Frank Reform Act provides certain exemptions from these requirements for commercial end-users when using derivatives to hedge or mitigate commercial risk of their businesses. While MidAmerican Energy generally does not enter into over-the-counter derivative contracts for purposes unrelated to hedging or mitigating commercial risk and does not anticipate that it will be considered a swap dealer or major swap participant, the outcome of remaining rulemaking proceedings cannot be predicted and, therefore, the impact of the Dodd-Frank Reform Act on MidAmerican Energy's consolidated financial results cannot be determined at this time.

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

For quantitative and qualitative disclosures about market risk affecting MidAmerican Energy and MidAmerican Funding, see Item 7A of their Annual Report on Form 10-K for the year ended December 31, 2011. MidAmerican Energy's and MidAmerican Funding's exposure to market risk and their management of such risk has not changed materially since December 31, 2011. Refer to Note 4 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for disclosure of MidAmerican Energy's derivative positions as of September 30, 2012.

Item 4.	Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, the Company (MidAmerican Energy or MidAmerican Funding, as applicable) carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, the Company's management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms, and is accumulated and communicated to management, including the Company's Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company's internal control over financial reporting during the quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

MIDAMERICAN FUNDING, LLC
MIDAMERICAN ENERGY COMPANY
(Registrants)

Date: November 2, 2012	/s/ Thomas B. Specketer
Thomas B. Specketer
Vice President and Controller
of MidAmerican Funding, LLC
and Vice President and Chief Financial Officer
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

MidAmerican Energy and MidAmerican Funding

101
The following financial information from MidAmerican Energy's and MidAmerican Funding's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, is formatted in XBRL (eXtensible Business Reporting Language) and included herein: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged in summary and detail.