Form 10-K
period 2012-12-31
MIDAMERICAN ENERGY CO; MIDAMERICAN FUNDING LLC
filed 2013-03-01
CIK 928576, 1098296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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
Yes ☐    No ☒

All of the member's equity of MidAmerican Funding, LLC is held by its parent company, MidAmerican Energy Holdings Company, as of January 31, 2013.

All common stock of MidAmerican Energy Company is held by its parent company, MHC Inc., which is a direct, wholly owned subsidiary of MidAmerican Funding, LLC. As of January 31, 2013, 70,980,203 shares of MidAmerican Energy Company common stock, without par value, were outstanding.

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

Definition of Abbreviations and Industry Terms

When used in Forward-Looking Statements, Part I, Items 1 through 4, and Part II, Items 5 through 7A and Items 9, 9A and 9B, the following terms have the definitions indicated.

MidAmerican Energy and related entities
MEHC	MidAmerican Energy Holdings Company
MidAmerican Funding	MidAmerican Funding, LLC
MidAmerican Energy	MidAmerican Energy Company
MHC	MHC Inc.
Berkshire Hathaway	Berkshire Hathaway and its subsidiaries

Certain Industry Terms
AFUDC	Allowance for Funds Used During Construction
CAIR	Clean Air Interstate Rule
Dodd-Frank Reform Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
Dth	Decatherms
DSM	Demand-side Management
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
GHG	Greenhouse Gases
GWh	Gigawatt Hours
ICC	Illinois Commerce Commission
IUB	Iowa Utilities Board
LNG	Liquefied Natural Gas
MATS	Mercury and Air Toxics Standards
MISO	Midwest Independent Transmission System Operator, Inc.
MW	Megawatts
NRC	Nuclear Regulatory Commission
OCA	Iowa Office of Consumer Advocate
RCRA	Resource Conservation and Recovery Act
RTO	Regional Transmission Organization
SEC	United States Securities and Exchange Commission
SIP	State Implementation Plan

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

•
the outcome of rate cases and other proceedings conducted by regulatory commissions or other governmental and legal bodies and MidAmerican Energy's ability to recover costs in rates in a timely manner;

•
changes in economic, industry, competition or weather conditions, as well as demographic trends and new technologies, that could affect customer growth and usage, electricity and natural gas supply or MidAmerican Energy's ability to obtain long-term contracts with customers and suppliers;

•
a high degree of variance between actual and forecasted load or generation that could impact MidAmerican Energy's hedging strategy and the cost of balancing its generation resources with its retail load obligations;

•	performance and availability of MidAmerican Energy's generating facilities, including the impacts of outages and repairs, transmission constraints, weather, including wind, and operating conditions;

•
changes in prices, availability and demand for wholesale electricity, coal, natural gas, other fuel sources and fuel transportation that could have a significant impact on generating capacity and energy costs;

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

•
the impact of certain contracts used to mitigate or manage volume, price and interest rate risk, including increased collateral requirements, and changes in commodity prices, interest rates and other conditions that affect the fair value of certain contracts;

•	the impact of inflation on costs and MidAmerican Energy's ability to recover such costs in regulated rates;

•	increases in employee healthcare costs, including the implementation of the Affordable Care Act;

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

MidAmerican Funding is an Iowa limited liability company whose sole member is MEHC. MEHC, a holding company that owns subsidiaries principally engaged in energy businesses, is a consolidated subsidiary of Berkshire Hathaway. MidAmerican Funding, a holding company, owns all of the outstanding common stock of MHC, which is a holding company owning all of the common stock of MidAmerican Energy; Midwest Capital Group, Inc. ("Midwest Capital"); and MEC Construction Services Co. ("MEC Construction"). MidAmerican Energy is a public utility company headquartered in Des Moines, Iowa, and incorporated in the state of Iowa. MHC, MidAmerican Funding and MEHC are also headquartered in Des Moines, Iowa.

MEHC and Berkshire Hathaway entered into an Equity Commitment Agreement ("Berkshire Equity Commitment") pursuant to which Berkshire Hathaway has agreed to purchase up to $2.0 billion of MEHC's common equity upon any requests authorized from time to time by MEHC's Board of Directors. The proceeds of any such equity contribution shall only be used for the purpose of (a) paying when due MEHC's debt obligations and (b) funding the general corporate purposes and capital requirements of MEHC's regulated subsidiaries, including MidAmerican Energy. Berkshire Hathaway will have up to 180 days to fund any such request in increments of at least $250 million pursuant to one or more drawings authorized by MEHC's Board of Directors. The funding of each drawing will be made by means of a cash equity contribution to MEHC in exchange for additional shares of MEHC's common stock. MidAmerican Energy has no right to make or to cause MEHC to make any equity contribution requests. The Berkshire Equity Commitment expires on February 28, 2014.

MIDAMERICAN FUNDING AND MHC

MidAmerican Funding conducts no business other than activities related to its debt securities and the ownership of MHC. MHC conducts no business other than the ownership of its subsidiaries and related corporate services. MHC's interests include 100% of the common stock of MidAmerican Energy, Midwest Capital and MEC Construction. MidAmerican Energy accounts for the predominant part of MidAmerican Funding's and MHC's assets, revenue and earnings. Financial information on MidAmerican Funding's segments of business is in Note 18 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

As of December 31, 2012, MidAmerican Funding and its subsidiaries had approximately 3,500 employees.

MIDAMERICAN ENERGY

MidAmerican Energy is a public utility company headquartered in Iowa that serves 0.7 million regulated retail electric customers in portions of Iowa, Illinois and South Dakota and 0.7 million regulated retail and transportation natural gas customers in portions of Iowa, South Dakota, Illinois and Nebraska. MidAmerican Energy is principally engaged in the business of generating, transmitting, distributing and selling electricity and in distributing, selling and transporting natural gas. MidAmerican Energy's service territory covers approximately 11,000 square miles. Metropolitan areas in which MidAmerican Energy distributes electricity at retail include Council Bluffs, Des Moines, Fort Dodge, Iowa City, Sioux City and Waterloo, Iowa; and the Quad Cities (Davenport and Bettendorf, Iowa and Rock Island, Moline and East Moline, Illinois). Metropolitan areas in which it distributes natural gas at retail include Cedar Rapids, Des Moines, Fort Dodge, Iowa City, Sioux City and Waterloo, Iowa; the Quad Cities; and Sioux Falls, South Dakota. MidAmerican Energy has a diverse customer base consisting of urban and rural residential customers and a variety of commercial and industrial customers. Principal industries served by MidAmerican Energy include processing and sales of food products; manufacturing, processing and fabrication of primary metals; farm and other non-electrical machinery; real estate; technology; cement and gypsum products; and government. In addition to retail sales and natural gas transportation, MidAmerican Energy sells electricity principally to markets operated by RTOs and natural gas to other utilities and market participants on a wholesale basis. MidAmerican Energy is a transmission-owning member of the MISO and participates in its energy and ancillary services markets.

MidAmerican Energy's regulated electric and natural gas operations are conducted under numerous franchise agreements, certificates, permits and licenses obtained from federal, state and local authorities. The franchise agreements, with various expiration dates, are typically for 20- to 25-year terms. Several of these franchise agreements give either party the right to seek amendment to the franchise agreement at one or two specified times during the term. MidAmerican Energy generally has an exclusive right to serve electric customers within its service territories and, in turn, has an obligation to provide electricity service to those customers. In return, the state utility commissions have established rates on a cost-of-service basis, which are designed to allow MidAmerican Energy an opportunity to recover its costs of providing services and to earn a reasonable return on its investment. In Illinois, MidAmerican Energy's regulated retail electric customers may choose their energy supplier.

MidAmerican Energy also has nonregulated business activities consisting predominately of competitive electricity and natural gas. Refer to the "Nonregulated Energy Operations" section later in this Item 1 for further discussion.

MidAmerican Energy had total assets of $11.2 billion as of December 31, 2012, and total operating revenue of $3.2 billion for 2012. Financial information on MidAmerican Energy's segments of business is disclosed in Note 18 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

The percentages of MidAmerican Energy's operating revenue and net income derived from the following business activities for the years ended December 31 were as follows:

	2012	2011	2010
Operating revenue:
Regulated electric	52%	47%	47%
Regulated gas	20	22	22
Nonregulated energy	28	31	31
	100%	100%	100%

Net income:
Regulated electric	84%	77%	75%
Regulated gas	8	11	13
Nonregulated energy	8	12	12
	100%	100%	100%

As of December 31, 2012, MidAmerican Energy had approximately 3,500 employees, of which approximately 1,500 were covered by union contracts. MidAmerican Energy has three separate contracts with locals of the International Brotherhood of Electrical Workers ("IBEW") and the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union. A contract with the IBEW covering substantially all of the union employees expires April 30, 2017.

Regulated Electric Operations

Customers

The GWh and percentages of electricity sold to retail customers by jurisdiction for the years ended December 31 were as follows:

	2012		2011		2010

Iowa	19,678	90%	19,597	90%	19,435	90%
Illinois	2,038	9	2,066	9	2,059	9
South Dakota	208	1	210	1	216	1
	21,924	100%	21,873	100%	21,710	100%

Electricity sold to retail and wholesale customers by class of customer and the average number of retail customers for the years ended December 31 were as follows:

	2012		2011		2010
GWh sold:
Residential	6,345	19%	6,476	20%	6,549	19%
Small general service(1)	4,175	13	4,189	13	4,226	12
Large general service(2)	9,805	30	9,586	29	9,310	27
Other	1,599	5	1,622	5	1,625	4
Total retail	21,924	67	21,873	67	21,710	62
Wholesale	10,961	33	10,584	33	13,130	38
Total GWh sold	32,885	100%	32,457	100%	34,840	100%

Average number of retail customers (in thousands):
Residential	633	86%	630	86%	627	86%
Small general service(1)	85	12	84	12	84	12
Large general service(2)	2	—	2	—	2	—
Other	14	2	14	2	14	2
Total	734	100%	730	100%	727	100%

(1)	Generally includes commercial and industrial customers with a demand of 200 kilowatts or less.

(2)	Generally includes commercial and industrial customers with a demand of more than 200 kilowatts.
In addition to the variations in weather from year to year, fluctuations in economic conditions within the service territory and elsewhere can impact customer usage, particularly for industrial and wholesale customers. Wholesale sales are impacted by market prices for energy relative to the incremental cost to generate power. Low wholesale market prices resulted in lower wholesale sales in 2011 and 2012 as production from higher-cost generation facilities was reduced.

There are seasonal variations in MidAmerican Energy's electric business that are principally related to the use of electricity for air conditioning and the related effects of weather. Typically, 35-40% of MidAmerican Energy's regulated electric revenue is reported in the months of June, July, August and September.

The annual hourly peak demand on MidAmerican Energy's electric system usually occurs as a result of air conditioning use during the cooling season. Peak demand represents the highest demand on a given day and at a given hour. On July 25, 2012, retail customer usage of electricity caused an hourly peak demand of 4,712 MW on MidAmerican Energy's electric distribution system, which is 40 MW less than the record hourly peak demand of 4,752 MW set July 19, 2011.

Generating Facilities and Fuel Supply

MidAmerican Energy has ownership interest in a diverse portfolio of generating facilities. The following table presents certain information regarding MidAmerican Energy's owned generating facilities as of December 31, 2012:

				Facility	Net Owned
			Year	Net Capacity	Capacity
Generating Facility	Location	Energy Source	Installed	(MW)(1)	(MW)(1)
COAL:
George Neal Unit No. 1	Sergeant Bluff, IA	Coal	1964	134	134
George Neal Unit No. 2	Sergeant Bluff, IA	Coal	1972	284	284
George Neal Unit No. 3	Sergeant Bluff, IA	Coal	1975	492	354
George Neal Unit No. 4	Salix, IA	Coal	1979	644	262
Louisa	Muscatine, IA	Coal	1983	746	657
Ottumwa	Ottumwa, IA	Coal	1981	719	374
Riverside Unit No. 3	Bettendorf, IA	Coal	1925	4	4
Riverside Unit No. 5	Bettendorf, IA	Coal	1961	133	133
Walter Scott, Jr. Unit No. 1	Council Bluffs, IA	Coal	1954	37	37
Walter Scott, Jr. Unit No. 2	Council Bluffs, IA	Coal	1958	81	81
Walter Scott, Jr. Unit No. 3	Council Bluffs, IA	Coal	1978	704	557
Walter Scott, Jr. Unit No. 4	Council Bluffs, IA	Coal	2007	814	485
				4,792	3,362
NATURAL GAS AND OTHER:
Greater Des Moines	Pleasant Hill, IA	Gas	2003-04	493	493
Coralville	Coralville, IA	Gas	1970	66	66
Electrifarm	Waterloo, IA	Gas or Oil	1975-78	195	195
Moline	Moline, IL	Gas	1970	64	64
Parr	Charles City, IA	Gas	1969	33	33
Pleasant Hill	Pleasant Hill, IA	Gas or Oil	1990-94	159	159
River Hills	Des Moines, IA	Gas	1966-67	117	117
Sycamore	Johnston, IA	Gas or Oil	1974	149	149
28 portable power modules	Various	Oil	2000	54	54
				1,330	1,330
WIND:
Adair	Adair, IA	Wind	2008	175	175
Carroll	Carroll, IA	Wind	2008	150	150
Century	Blairsburg, IA	Wind	2005-08	200	200
Charles City	Charles City, IA	Wind	2008	75	75
Eclipse	Adair, IA	Wind	2012	200	200
Intrepid	Schaller, IA	Wind	2004-05	176	176
Laurel	Laurel, IA	Wind	2011	120	120
Morning Light	Adair, IA	Wind	2012	101	101
Pomeroy	Pomeroy, IA	Wind	2007-11	286	286
Rolling Hills	Massena, IA	Wind	2011	444	444
Victory	Westside, IA	Wind	2006	99	99
Vienna	Marshalltown, IA	Wind	2012	106	106
Walnut	Walnut, IA	Wind	2008	153	153
				2,285	2,285
NUCLEAR:
Quad Cities Unit Nos. 1 and 2	Cordova, IL	Uranium	1972	1,808	452

HYDROELECTRIC:
Moline Unit Nos. 1-4	Moline, IL	Hydroelectric	1941	3	3

TOTAL AVAILABLE GENERATING CAPACITY				10,218	7,432

ACCREDITED GENERATING CAPACITY(1)				8,188	5,402

(1)
Facility Net Capacity represents (except for wind-powered generating facilities, which are nominal ratings) total facility accredited net generating capacity based on MidAmerican Energy's accreditation approved by the MISO. A wind turbine generator's nominal rating is the manufacturer's contractually specified capability (in MW) under specified conditions. The accreditation of the wind-powered generating facilities totaled 255 MW and is considerably less than the nominal ratings due to the varying nature of wind. Additionally, the Eclipse, Morning Light and Vienna wind-powered generating facilities were placed in service in 2012 and were not yet accredited by the MISO. Net Owned Capacity indicates MidAmerican Energy's ownership of Facility Net Capacity.

(2)	Facility Net Capacity and Net Owned Capacity for projects under construction each represent the estimated nominal ratings.
The following table shows the percentages of MidAmerican Energy's total energy supplied by energy source for the years ended
December 31:

	2012	2011	2010

Coal	58%	64%	66%
Nuclear	11	11	11
Natural gas	2	1	2
Wind and other(1)	19	13	10
Total energy generated	90	89	89
Energy purchased - short-term contracts and other	8	10	10
Energy purchased - long-term contracts	2	1	1
	100%	100%	100%

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

All of the coal-fueled generating facilities operated by MidAmerican Energy are fueled by low-sulfur, western coal from the Powder River Basin in northeast Wyoming. MidAmerican Energy's coal supply portfolio includes multiple suppliers and mines under short-term and multi-year agreements of varying terms and quantities through 2016. MidAmerican Energy believes supply from these sources are presently adequate and available to meet MidAmerican Energy's needs. MidAmerican Energy's coal supply portfolio has all of its expected 2013 requirements under fixed-price contracts. MidAmerican Energy regularly monitors the western coal market for opportunities to enhance its coal supply portfolio.

Effective January 1, 2013, MidAmerican Energy has a multi-year long-haul coal transportation agreement with BNSF Railway Company ("BNSF"), an affiliate company, for the delivery of coal to all of the MidAmerican Energy-operated coal-fueled generating facilities other than the George Neal Energy Center. Under this agreement, BNSF delivers coal directly to MidAmerican Energy's Walter Scott, Jr. Energy Center and to an interchange point with Canadian Pacific Railway for short-haul delivery to the Louisa and Riverside Energy Centers. MidAmerican Energy has a multi-year long-haul coal transportation agreement with Union Pacific Railroad Company for the delivery of coal to the George Neal Energy Center effective January 1, 2013.

MidAmerican Energy is a 25% joint owner of Quad Cities Generating Station Units 1 and 2 ("Quad Cities Station"), a nuclear power plant. Exelon Generation Company, LLC ("Exelon Generation"), the 75% joint owner and the operator of Quad Cities Station, is a subsidiary of Exelon Corporation. Approximately one-third of the nuclear fuel assemblies in each reactor core at Quad Cities Station is replaced every 24 months. MidAmerican Energy has been advised by Exelon Generation that the following requirements for Quad Cities Station can be met under existing supplies or commitments: uranium requirements through 2015 and partial requirements through 2020; uranium conversion requirements through 2020; enrichment requirements through 2017 and partial requirements through 2028; and fuel fabrication requirements through 2019. MidAmerican Energy has been advised by Exelon Generation that it does not anticipate it will have difficulty in contracting for uranium, uranium conversion, enrichment or fabrication of nuclear fuel needed to operate Quad Cities Station during these time periods.

MidAmerican Energy uses natural gas and oil as fuel for intermediate and peak demand electric generation, igniter fuel, transmission support and standby purposes. These sources are presently in adequate supply and available to meet MidAmerican Energy's needs.

MidAmerican Energy owns more wind-powered generating capacity than any other United States rate-regulated electric utility and believes wind-powered generation offers a viable, economical and environmentally prudent means of supplying electricity and complying with laws and regulations. Pursuant to ratemaking principles approved by the IUB, all of MidAmerican Energy's wind-powered generating facilities in service at December 31, 2012, are authorized to earn a fixed rate of return on equity over their useful lives ranging from 11.7% to 12.2% in any future Iowa rate proceeding. Renewable resources have low to no emissions, require little or no fossil fuel and are complemented by MidAmerican Energy's other generating facilities and wholesale transactions. MidAmerican Energy's wind-powered generating facilities are eligible for federal renewable electricity production tax credits for 10 years from the date the facilities are placed in service. Production tax credits for MidAmerican Energy's currently eligible wind-powered generating facilities will begin expiring in 2014, with final expiration in 2022.

MidAmerican Energy purchases and sells electricity and ancillary services in the wholesale markets as needed to balance its generation and long-term purchase commitments with its retail load and long-term wholesale sales obligations. MidAmerican Energy may also purchase electricity in the wholesale markets when it is more economical than generating electricity from its own facilities. MidAmerican Energy participates in the MISO, which provides MidAmerican Energy with wholesale market opportunities over a large market area. MidAmerican Energy can enter into wholesale bilateral transactions with a number of parties within the MISO market footprint and can also participate directly in the MISO market. MidAmerican Energy's wholesale transactions can also occur through the Southwest Power Pool, Inc. and PJM Interconnection, L.L.C. ("PJM") RTOs and several other major transmission-owning utilities in the region as a result of transmission interconnections the MISO has with such organizations. MidAmerican Energy utilizes both swaps and fixed-price electricity sales and purchases contracts to reduce its exposure to electricity price volatility.

MidAmerican Energy's total net generating capability accredited by MISO in the summer of 2012 was 5,343 MW, including a reduction for 167 MW of net capacity sales. Accredited net generating capability represents the amount of generation available to meet the requirements on MidAmerican Energy's system and consists of MidAmerican Energy-owned generation, certain customer "behind the meter" generators and the net amount of capacity purchases and sales. Accredited capacity may vary from the nominal, or design, capacity ratings, particularly for wind turbines whose output is dependent upon wind levels at any given time. Additionally, the actual amount of generating capacity available at any time may be less than the accredited capacity due to regulatory restrictions, transmission constraints, fuel restrictions and generating units being temporarily out of service for inspection, maintenance, refueling, modifications or other reasons.

Transmission

Electricity from MidAmerican Energy's generating facilities and purchased electricity is delivered to wholesale markets and its retail customers via the transmission facilities of MidAmerican Energy and others. MidAmerican Energy participates in the MISO energy and ancillary services market as a transmission-owning member and, accordingly, operates its transmission assets at the direction of the MISO. The MISO manages its energy and ancillary service markets using reliability-constrained economic dispatch of the region's generation. For both the day-ahead and real-time (every five minutes) markets, the MISO analyzes generation commitments to provide market liquidity and transparent pricing while maintaining transmission system reliability by minimizing congestion and maximizing efficient energy transmission. Additionally, through its FERC-approved open access transmission tariff ("OATT"), the MISO performs the role of transmission service provider throughout the MISO footprint and administers the long-term planning function. Costs of the MISO and related costs of the participants are shared among the participants through a number of mechanisms in accordance with the MISO OATT.

Regulated Natural Gas Operations

Customers

MidAmerican Energy is engaged in the procurement, transportation, storage and distribution of natural gas for customers in its service territory. MidAmerican Energy purchases natural gas from various suppliers and contracts with interstate natural gas pipelines for transportation of the gas from the production areas to MidAmerican Energy's service territory and for storage services to manage fluctuations in system demand and seasonal pricing. MidAmerican Energy sells natural gas and delivery services to end-use customers on its distribution system; sells natural gas to other utilities, municipalities and energy marketing companies; and transports natural gas through its distribution system for a number of end-use customers who have independently secured their supply of natural gas. During 2012, 52% of the total natural gas delivered through MidAmerican Energy's distribution system was transportation service.

The percentages of natural gas sold to retail customers by jurisdiction for the years ended December 31 were as follows:

	2012	2011	2010

Iowa	76%	76%	77%
South Dakota	13	13	12
Illinois	10	10	10
Nebraska	1	1	1
	100%	100%	100%

The percentages of natural gas sold to retail and wholesale customers by class of customer, total Dth of natural gas sold, total Dth of transportation service and the average number of retail customers for the years ended December 31 were as follows:

	2012	2011	2010

Residential	41%	49%	45%
Small general service(1)	21	24	22
Large general service(1)	5	4	4
Total retail	67	77	71
Wholesale(2)	33	23	29
	100%	100%	100%

Total Dth of natural gas sold (000's)	99,453	100,154	112,117
Total Dth of transportation service (000's)	73,675	73,045	71,185
Total average number of retail customers (in thousands)	714	709	705

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

On January 15, 2009, MidAmerican Energy recorded its all-time highest peak-day delivery through its distribution system of 1,155,473 Dth. This peak-day delivery consisted of 74% traditional retail sales service and 26% transportation service. MidAmerican Energy's 2012/2013 winter heating season peak-day delivery as of February 8, 2013, was 1,058,815 Dth reached on January 31, 2013. This preliminary peak-day delivery included 71% traditional retail sales service and 29% transportation service. The supply sources used by MidAmerican Energy to meet the deliveries to its traditional retail sales service customers on January 31, 2013, were as follows:

	Thousands	Percent
	of	of
	Dth	Total

Interstate pipeline supply	563	75%
Leased pipeline storage	186	25
	749	100%

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

MidAmerican Energy utilizes natural gas storage leased from interstate pipelines to meet retail customer requirements and to manage the daily changes in demand due to changes in weather and other usage factors. The storage gas is typically replaced during off-peak months when the demand for natural gas is historically lower than during the heating season. In addition, MidAmerican Energy also utilizes its three LNG facilities to meet peak day demands in the winter. The leased storage and LNG facilities reduce MidAmerican Energy's dependence on natural gas purchases during the volatile winter heating season and can deliver approximately 50% of MidAmerican Energy's design day retail sales requirements.

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

Demand-side Management

MidAmerican Energy has provided a comprehensive set of DSM programs to its Iowa electric and gas customers since 1990 and to customers in its other jurisdictions in more recent years. The programs are designed to reduce energy consumption and more effectively manage when energy is used, including management of seasonal peak loads. Current programs offer services to customers such as energy engineering audits and information on how to improve the efficiency of their homes and businesses. To assist customers in investing in energy efficiency, MidAmerican Energy offers rebates or incentives encouraging the purchase and installation of high-efficiency equipment such as lighting, heating and cooling equipment, weatherization, motors, process equipment and systems, as well as incentives for efficient construction. Incentives are also paid to residential customers who participate in the air conditioner load control program and nonresidential customers who participate in the nonresidential load management program. Although subject to prudence reviews, state regulations allow for contemporaneous recovery of costs incurred for the DSM programs through state-specific energy efficiency service charges paid by all retail electric and gas customers. During 2012, $79 million was expended on MidAmerican Energy's DSM programs resulting in an estimated 265,000 MWh of electric and 483,000 Dth of gas first-year energy savings and an estimated 338 MW of electric and 6,505 Dth per day of gas peak load management.

Nonregulated Energy Operations

MidAmerican Energy has nonregulated energy operations that consist of competitive electricity and natural gas retail sales and gas income-sharing arrangements. Nonregulated electric activities predominately include sales to retail customers in Illinois, Texas, Maryland and other states that allow customers to choose their energy supplier. Nonregulated gas activities predominately include sales to retail customers in Iowa and Illinois. For its nonregulated retail energy activities, MidAmerican Energy purchases electricity and natural gas from producers and third party energy marketing companies and sells it directly to commercial, industrial and governmental end-users. MidAmerican Energy does not own nonregulated electricity or natural gas production assets but hedges its contracted sales obligations either with physical supply arrangements or financial products. At December 31, 2012, MidAmerican Energy had contracts in place for the sale of electricity and natural gas totaling 16,023,000 MWh and 24,786,000 Dth, respectively, with weighted average lives of 2.1 years and 1.4 years, respectively. In addition, MidAmerican Energy manages natural gas supplies for a number of smaller commercial end-users, which includes the sale of natural gas to these customers to meet their supply requirements.

The percentages of electricity sold to nonregulated retail customers by state for the years ended December 31 were as follows:

	2012	2011	2010

Illinois	73%	75%	88%
Texas	13	11	6
Maryland	9	9	4
Other	5	5	2
	100%	100%	100%

The percentages of natural gas sold to nonregulated customers by state for the years ended December 31 were as follows:

	2012	2011	2010

Iowa	89%	88%	92%
Illinois	7	8	7
Other	4	4	1
	100%	100%	100%

Nonregulated energy operations also include earnings from sharing arrangements under applicable state regulations and tariffs filed with the IUB and the SDPUC for MidAmerican Energy's regulated natural gas operations. Refer to the preceding "Regulated Natural Gas Operations" section of this Item 1 for further discussion of the sharing arrangements and the gas procurement program.

General Regulation

MidAmerican Energy is subject to comprehensive governmental regulation, which significantly influences its operating environment, prices charged to customers, capital structure, costs and, ultimately, its ability to recover costs.

State Regulation

MidAmerican Energy is regulated by the IUB as to retail rates, services and in other respects as provided by the laws of Iowa. MidAmerican Energy is regulated by the ICC as to bundled retail rates, unbundled delivery services, services that have not been declared to be competitive, aspects of competitive gas sales in Illinois, issuance of securities, affiliate transactions, acquisition and sale of securities and in other respects as provided by the laws of Illinois. MidAmerican Energy is also subject to regulation by the SDPUC as to electric and gas retail rates and service as provided by the laws of South Dakota.

Historically, state regulatory commissions have established retail electric and natural gas rates on a cost-of-service basis, which are designed to allow MidAmerican Energy an opportunity to recover what each state regulatory commission deems to be reasonable costs of providing services, including a fair opportunity to earn a reasonable return on its investments based on its cost of debt and equity. Retail electric rates are generally based on the cost of providing traditional bundled services, including generation, transmission and distribution. In addition to return on investment, MidAmerican Energy's cost of service generally reflects a representative level of prudent expenses, including cost of sales; operating expense; depreciation and amortization; and income and other tax expense; reduced by wholesale electricity and other revenue. The allowed operating expenses are typically based on actual historical costs adjusted for known and measurable or forecasted changes. State regulatory commissions may adjust rates for various reasons, including pursuant to a review of: (a) MidAmerican Energy's revenue and expenses during a defined test period and (b) MidAmerican Energy's level of investment. State regulatory commissions typically have the authority to review and change rates on their own initiative; however, they may also initiate reviews at the request of MidAmerican Energy, utility customers or organizations representing groups of customers. MidAmerican Energy and such parties, however, may agree with one another not to request a review of or changes to rates for a specified period of time.

Except for Illinois, MidAmerican Energy has an exclusive right to serve retail customers within its service territories, and in turn, has an obligation to provide service to those customers. In Illinois, state law has established a competitive environment so that all Illinois customers are free to choose their service supplier. MidAmerican Energy has an obligation to serve customers at regulated cost-based rates and has a continuing obligation to serve customers who have not selected a competitive electricity provider. To date, there has been no significant loss of customers in Illinois.

Iowa law permits rate-regulated utilities to seek ratemaking principles with the IUB prior to the construction of certain types of new generating facilities. Pursuant to this law, MidAmerican Energy has applied for and obtained IUB ratemaking principles orders for 484 MW of coal-fueled generation, 495 MW of combined cycle natural gas-fueled generation and 2,285 MW (nominal ratings) of wind-powered generation in service at December 31, 2012. These ratemaking principles have authorized, upon the establishment of new Iowa electric base rates, a fixed rate of return on equity for the respective generating facilities over the regulatory life of the facilities. As of December 31, 2012, $3.7 billion, or 43%, of utility plant, net was subject to these ratemaking principles at a weighted average return on equity of 12.0%.

In October 2012, the IUB issued an order approving a settlement agreement among MidAmerican Energy, the OCA and a group of large industrial customers that established a fixed adjustment clause to increase revenues by $39 million beginning in March 2012 and an additional $37 million in 2013. The order also approved a revised revenue sharing plan for 2012 and 2013 that provides for MidAmerican Energy to share with its customers 20% of revenue associated with Iowa electric returns on equity between 10% and 10.5%, 50% of revenue associated with Iowa electric returns on equity between 10.5% and 11.75%, 75% of revenue associated with Iowa electric returns on equity between 11.75% and 13.0% and 83.3% of revenue associated with Iowa electric returns on equity above 13.0%. Such shared amounts would reduce MidAmerican Energy's investment in the Walter Scott, Jr. Energy Center Unit 4. MidAmerican Energy is not precluded from seeking interim rate relief in 2013.

MidAmerican Energy is proceeding with a preliminary investigation into possible development of a nuclear generation facility. In support of such investigatory activities, Iowa law authorizes recovery of approximately $15 million over three years beginning in October 2010 from MidAmerican Energy's Iowa customers for the cost of this effort, subject to the review of the IUB. MidAmerican Energy has not entered into any material commitments with regard to nuclear generation facility development. A prolonged low natural gas price environment may make other alternatives more cost effective than a nuclear generation facility or allow MidAmerican Energy to defer the decision whether to develop a nuclear facility. Additionally, in order to proceed with the development of a nuclear generation facility, MidAmerican Energy desires the enactment of state legislation that would allow more certainty of cost recovery. Such legislation was considered during the 2012 Iowa legislative session but did not pass. MidAmerican Energy cannot predict the outcome of any future proposed nuclear legislation.

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

MidAmerican Energy is exposed to fluctuations in electric energy costs relating to retail sales in Iowa as it does not have an energy cost adjustment mechanism through which fluctuations in electric energy costs can be recovered in that jurisdiction. Effective May 2012, MidAmerican Energy implemented an energy cost adjustment mechanism in Illinois. Accordingly, under its current Illinois and South Dakota electric tariffs, MidAmerican Energy is allowed to recover fluctuations in electric energy costs for its retail electric generation through fuel cost adjustment mechanisms.

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

Federal Regulation

The FERC is an independent agency with broad authority to implement provisions of the Federal Power Act, the Natural Gas Act, the Energy Policy Act of 2005 ("Energy Policy Act") and other federal statutes. The FERC regulates rates for wholesale sales of electricity; transmission of electricity, including pricing and regional planning for the expansion of transmission systems; electric system reliability; utility holding companies; accounting and records retention; securities issuances; and other matters. The FERC also has the enforcement authority to assess civil penalties of up to $1 million per day per violation of rules, regulations and orders issued under the Federal Power Act. MidAmerican Energy has implemented programs and procedures that facilitate and monitor compliance with the FERC's regulations described below. MidAmerican Energy is also subject to regulation by the NRC pursuant to the Atomic Energy Act of 1954, as amended ("Atomic Energy Act"), with respect to its ownership interest in Quad Cities Station.

Wholesale Electricity and Capacity

The FERC regulates MidAmerican Energy's rates charged to wholesale customers for electricity and transmission capacity and related services. Most of MidAmerican Energy's wholesale electricity sales and purchases occur under market-based pricing allowed by the FERC and are therefore subject to market volatility. MidAmerican Energy's authority to sell electricity in wholesale electricity markets at market-based rates is subject to triennial reviews conducted by the FERC. During such reviews, MidAmerican Energy must demonstrate a lack of market power over sales of wholesale electricity and electric generation capacity in its market area. MidAmerican Energy's most recent triennial filings were submitted in June 2011 for the FERC-defined Northeast Region and November 2011 for the FERC-defined Central Region. In February and July 2012, the FERC issued orders finding that MidAmerican Energy's June and November 2011 submittals, respectively, satisfied the FERC's requirements for market-based rate authority. Under the FERC's market-based rules, MidAmerican Energy must also file with the FERC a notice of change in status when there is a significant change in the conditions that the FERC relied upon in granting market-based pricing authority.

Transmission

MidAmerican Energy participates in the MISO as a transmission-owning member. Accordingly, the MISO is the transmission provider under its FERC-approved OATT. While the MISO is responsible for directing the operation of MidAmerican Energy's transmission system, MidAmerican Energy retains ownership of its transmission assets and, therefore, is subject to the FERC's reliability standards discussed below. MidAmerican Energy's transmission business is managed and operated independently from its wholesale marketing business in accordance with the FERC Standards of Conduct.

The MISO OATT allows for broad cost allocation for MidAmerican Energy's Multi-Value Projects ("MVPs"), including similar MVPs of other MISO participants. Accordingly, a significant portion of the revenue requirement associated with MidAmerican Energy's MVP investments will be shared with other MISO participants based on the MISO's cost allocation methodology, and a portion of the revenue requirement of the other participants' MVPs will be allocated to MidAmerican Energy. Based on currently approved projects, MidAmerican Energy expects to allocate to other MISO participants revenue requirements that will exceed the allocations to MidAmerican Energy from the other participants' projects. Additionally, MidAmerican Energy has approval from the FERC to include 100% of construction work in progress in the determination of rates for its MVPs and to use a forward-looking rate structure for all of its transmission investments and costs.

The FERC has established an extensive number of mandatory reliability standards developed by the North American Electric Reliability Corporation ("NERC"), including planning and operation and critical infrastructure protection standards. Compliance, enforcement and monitoring oversight of these standards is carried out by the FERC, the NERC and the Midwest Reliability Organization for MidAmerican Energy.

Nuclear Regulatory Commission

General

MidAmerican Energy is subject to the jurisdiction of the NRC with respect to its license and 25% ownership interest in Quad Cities Station. Exelon Generation, the operator and 75% owner of Quad Cities Station, is under contract with MidAmerican Energy to secure and keep in effect all necessary NRC licenses and authorizations.

The NRC regulates the granting of permits and licenses for the construction and operation of nuclear generating stations and regularly inspects such stations for compliance with applicable laws, regulations and license terms. Current licenses for Quad Cities Station provide for operation until December 14, 2032. The NRC review and regulatory process covers, among other things, operations, maintenance, and environmental and radiological aspects of such stations. The NRC may modify, suspend or revoke licenses and impose civil penalties for failure to comply with the Atomic Energy Act, the regulations under such Act or the terms of such licenses. Following the March 2011 earthquake and tsunami in Japan that severely damaged the Fukushima Daiichi nuclear generating facility, the NRC launched a review of the incident to determine any issues that may be applicable to the nuclear industry in the United States. In March 2012, the NRC issued three orders to modify commercial nuclear power reactor licenses in response to lessons learned from the Fukushima incident. These orders include requirements for improved containment venting, spent fuel pool instrumentation, and mitigation strategies for beyond-design-basis external events to be implemented by December 31, 2016. Plans and strategies to implement the orders are being reviewed by the NRC and the nuclear industry. The impact of these orders and potential additional requirements could result in higher operations and maintenance expense, higher capital costs or extended outages at Quad Cities Station.

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

Nuclear Insurance

MidAmerican Energy maintains financial protection against catastrophic loss associated with its interest in Quad Cities Station through a combination of insurance purchased by Exelon Generation, insurance purchased directly by MidAmerican Energy, and the mandatory industry-wide loss funding mechanism afforded under the Price-Anderson Amendments Act of 1988 ("Price Anderson"), which was amended and extended by the Energy Policy Act. The general types of coverage are: nuclear liability, property damage or loss and nuclear worker liability.

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

Refer to "Environmental Laws and Regulations" in Item 7 of this Form 10-K for additional information regarding environmental laws and regulations and "Liquidity and Capital Resources" in Item 7 for MidAmerican Energy's forecasted environmental-related capital expenditures.

MIDWEST CAPITAL

Midwest Capital is a wholly owned nonregulated subsidiary of MHC with total assets of $9 million as of December 31, 2012. Midwest Capital's primary activity is the management of utility service area investments to support economic development. Midwest Capital's principal interest is Dakota Dunes, a 1,920-acre planned residential and commercial development in southeastern South Dakota. The major construction phase of the planned community is complete, and the marketing phase to sell developed residential and commercial lots is in progress. As of December 31, 2012, 72% of the development available for sale had been sold. Additionally, Midwest Capital has other investments, consisting principally of an equity investment in an equipment lease related to a 7% undivided interest in an electric generating station leased to a utility located in Arizona.

Item 1A.	Risk Factors

MidAmerican Energy and MidAmerican Funding are subject to certain risks and uncertainties in their business operations, including, but not limited to, those described below. Careful consideration of these risks, together with all of the other information included in this Form 10‑K and the other public information filed by MidAmerican Energy and MidAmerican Funding, should be made before making an investment decision. Additional risks and uncertainties not presently known or that MidAmerican Energy and MidAmerican Funding currently deem immaterial may also impair their business operations.

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

MidAmerican Energy is required to comply with numerous federal, state and local laws and regulations that have broad application to MidAmerican Energy and limit its ability to independently make and implement management decisions regarding, among other items, acquiring businesses; constructing, acquiring or disposing of operating assets; operating and maintaining generating facilities and transmission and distribution system assets; setting rates charged to customers; establishing capital structures and issuing debt or equity securities; transacting between subsidiaries and affiliates; and paying dividends or similar distributions. These laws and regulations are implemented and enforced by federal, state and local regulatory agencies, such as, among others, the FERC, the EPA, the NRC, the IUB and the ICC.

Compliance with applicable laws and regulations generally requires MidAmerican Energy to obtain and comply with a wide variety of licenses, permits, inspections, audits and other approvals. Further, compliance with laws and regulations can require significant capital and operating expenditures, including expenditures for new equipment, inspection, cleanup costs, removal and remediation costs, damages arising out of contaminated properties and refunds, fines, penalties and injunctive measures affecting operating assets for failure to comply with environmental regulations. Compliance activities pursuant to laws and regulations could be prohibitively expensive or otherwise uneconomical. As a result, MidAmerican Energy could be required to shut down some facilities or alter their operations. Further, MidAmerican Energy may not be able to obtain or maintain all required environmental or other regulatory approvals and permits for its operating assets or development projects. Delays in or active opposition by third parties to obtaining any required environmental or regulatory authorizations, failure to comply with the terms and conditions of the authorizations or enhanced regulatory or environmental requirements may increase costs or prevent or delay MidAmerican Energy from operating its facilities, developing or favorably locating new facilities or expanding existing facilities. If MidAmerican Energy fails to comply with any environmental or other regulatory requirements, it may be subject to penalties and fines or other sanctions, including changes to the way its electric generating facilities are operated that may adversely impact generation. The costs of complying with laws and regulations could adversely affect its consolidated financial results. Not being able to operate existing facilities or develop new generating facilities to meet customer electricity needs could require MidAmerican Energy to increase its purchases of electricity on the wholesale market, which could increase market and price risks and adversely affect its consolidated financial results.

Existing laws and regulations, while comprehensive, are subject to changes and revisions from ongoing policy initiatives by legislators and regulators and to interpretations that may ultimately be resolved by the courts. For example, changes in laws and regulations could result in, but are not limited to, increased competition within MidAmerican Energy's service territories; new environmental requirements, including the implementation of renewable portfolio standards and GHG emissions reduction goals; the issuance of stricter air quality standards; the implementation of energy efficiency mandates; the issuance of regulations over the management and disposal of coal combustion byproducts; changes in forecasting requirements; changes to MidAmerican Energy's service territories as a result of condemnation or takeover by municipalities or other governmental entities, particularly where it lacks the exclusive right to serve its customers; or the inability of MidAmerican Energy to recover its costs. In addition to changes in existing legislation and regulation, new laws and regulations are likely to be enacted from time to time that impose additional or new requirements or standards on MidAmerican Energy's businesses.

Implementing actions required under, and otherwise complying with, new federal and state laws and regulations and changes in existing ones are among the most challenging aspects of managing utility operations. MidAmerican Energy cannot accurately predict the type or scope of future laws and regulations that may be enacted, changes in existing ones or new interpretations by agency orders or court decisions nor can MidAmerican Energy determine their impact on it at this time; however, any one of these could adversely affect MidAmerican Energy's consolidated financial results through higher capital expenditures and operating costs or restrict or otherwise cause an adverse change in how MidAmerican Energy operates its business. To the extent that MidAmerican Energy is not allowed by its regulators to recover or cannot otherwise recover the costs to comply with new laws and regulations or changes in existing ones, the costs of complying with such additional requirements could have a material adverse effect on MidAmerican Energy's consolidated financial results. Additionally, even if such costs are recoverable in rates, if they are substantial and result in rates increasing to levels that substantially reduce customer demand, this could have a material adverse effect on MidAmerican Energy's consolidated financial results.

Recovery of costs by MidAmerican Energy is subject to regulatory review and approval, and the inability to recover costs may adversely affect its consolidated financial results.

State Rate Proceedings

MidAmerican Energy establishes rates for its regulated retail service through state regulatory proceedings. These proceedings typically involve multiple parties, including government bodies and officials, consumer advocacy groups and various consumers of energy, who have differing concerns, but who generally have the common objective of limiting rate increases while also requiring MidAmerican Energy to ensure system reliability. Decisions are subject to judicial appeal, potentially leading to further uncertainty associated with the approval proceedings.

Each state sets retail rates based in part upon the state regulatory commission's acceptance of an allocated share of total utility costs, including any impact of non-tariffed revenues. When states adopt different methods to calculate interjurisdictional cost allocations, some costs may not be incorporated into rates of any state. Ratemaking is also generally done on the basis of estimates of normalized costs, so if a given year's realized costs are higher than normalized costs, rates may not be sufficient to cover those costs. In some cases, actual costs are lower than the normalized or estimated costs recovered through rates and from time-to-time may result in a state regulator requiring refunds to customers. Each state regulatory commission generally sets rates based on a test year established in accordance with that commission's policies. The test year data adopted by each state regulatory commission may create a lag between the incurrence of a cost and its recovery in rates. Each state regulatory commission also decides the allowed levels of expense and investment that it deems are just and reasonable in providing the service and may disallow recovery in rates for any costs that it believes do not meet such standard. Additionally, each state regulatory commission establishes the allowed rate of return MidAmerican Energy will be given an opportunity to earn on its sources of capital. While rate regulation is premised on providing a fair opportunity to earn a reasonable rate of return on invested capital, the state regulatory commissions do not guarantee that MidAmerican Energy will be able to realize a reasonable rate of return.

In Iowa, MidAmerican Energy is currently not permitted to pass through energy, including fuel transportation, cost increases in its retail rates without a general rate case. Any significant increase in fuel costs for electricity generation or purchased electricity costs could have a negative impact on MidAmerican Energy, despite efforts to minimize this impact through future general rate cases or the use of hedging contracts. Any of these consequences could adversely affect MidAmerican Energy's consolidated financial results.

FERC Jurisdiction

The FERC authorizes cost-based rates associated with MidAmerican Energy's transmission facilities. Under the Federal Power Act, MidAmerican Energy may voluntarily file, or may be obligated to file, for changes, including general rate changes, to its system-wide transmission service rates. General rate changes implemented may be subject to refund. The FERC also has responsibility for approving both cost- and market-based rates under which MidAmerican Energy sells electricity at wholesale and has broad jurisdiction over energy markets. The FERC may impose price limitations, bidding rules and other mechanisms to address some of the volatility of these markets or could revoke or restrict the ability of MidAmerican Energy to sell electricity at market-based rates, which could adversely affect its consolidated financial results. The FERC also maintains rules concerning standards of conduct, interlocking directorates and cross-subsidization. As a transmission owning member of the MISO, MidAmerican Energy is also subject to MISO-directed modifications of market rules, which are subject to FERC approval and operational procedures. The FERC may also impose substantial civil penalties for any non-compliance with the Federal Power Act and the FERC's rules and orders.

The NERC has standards in place to ensure the reliability of the electric transmission grid and generation system. MidAmerican Energy is subject to the NERC's regulations and periodic audits to ensure compliance with those regulations. The NERC may carry out enforcement actions for non-compliance and administer significant financial penalties, subject to the FERC's review.

MidAmerican Energy is subject to operating uncertainties, including costs to maintain, repair and replace utility systems and occurrences of catastrophic events, which could adversely affect its consolidated financial results.

The operation of complex utility systems that are spread over large geographic areas involves many operating uncertainties and events beyond MidAmerican Energy's control. These potential events include the breakdown or failure of electricity generating equipment, transmission and distribution lines or other equipment or processes; unscheduled outages; strikes, lockouts or other labor-related actions; shortage of qualified labor; transmission and distribution system constraints; cyberattacks; fuel shortages or interruptions; unavailability of critical equipment, materials and supplies; low water flows and other weather-related impacts; performance below expected levels of output, capacity or efficiency; operator error; third party excavation errors; design, construction or manufacturing defects; and catastrophic events such as severe storms, floods, fires, earthquakes and explosions. A catastrophic event might result in injury or loss of life, extensive property damage or environmental damage. Any of these events or other operational events could significantly reduce or eliminate MidAmerican Energy's revenue or significantly increase its expenses. For example, if MidAmerican Energy cannot operate its electricity or natural gas facilities at full capacity due to damage caused by a catastrophic event, its revenue could decrease and its expenses could increase due to the need to obtain energy from more expensive sources. Further, MidAmerican Energy self-insures many risks, and current and future insurance coverage may not be sufficient to replace lost revenue or cover repair and replacement costs. The scope, cost and availability of MidAmerican Energy's insurance coverage may change, including the portion that is self-insured. Any reduction of MidAmerican Energy's revenue or increase in its expenses resulting from the risks described above, could adversely affect its consolidated financial results.

MidAmerican Energy is actively pursuing, developing and constructing new or expanded facilities, the completion and expected costs of which are subject to significant risk, and it has significant funding needs related to its planned capital expenditures.

MidAmerican Energy actively pursues, develops and constructs new or expanded facilities. It expects to incur substantial annual capital expenditures over the next several years. Such expenditures could include, among others, amounts for new electric generating facilities, electric transmission or distribution projects, environmental control and compliance systems and upgrades of existing assets.

Development and construction of major facilities are subject to substantial risks, including fluctuations in the price and availability of commodities, manufactured goods, equipment, labor, siting and permitting and changes in environmental and operational compliance matters, load forecasts and other items over a multi-year construction period, as well as counterparty risk and the economic viability of MidAmerican Energy's suppliers, customers and contractors. Certain of our construction projects are substantially dependent upon a single supplier or contractor and replacement of such supplier or contractor may be difficult and cannot be assured. These risks may result in the inability to timely complete a project or higher than expected costs to complete an asset and place it in service. Such costs may not be recoverable in the regulated rates or market or contract prices MidAmerican Energy is able to charge its customers. It is also possible that additional generation needs may be obtained through power purchase agreements, which could increase long-term purchase obligations and force reliance on the operating performance of a third party. The inability to successfully and timely complete a project, avoid unexpected costs or to recover any such costs could adversely affect MidAmerican Energy's consolidated financial results.

Furthermore, MidAmerican Energy depends upon both internal and external sources of liquidity to provide working capital and to fund capital requirements. If it is unable to obtain funding from external sources, it may need to postpone or cancel planned capital expenditures. Failure to construct these planned projects could limit opportunities for growth, increase operating costs and adversely affect the reliability of electricity service to its customers.

A significant sustained decrease in demand for electricity or natural gas in the markets served by MidAmerican Energy would decrease its operating revenue and could adversely affect its consolidated financial results.

A significant sustained decrease in demand for electricity or natural gas in the markets served by MidAmerican Energy would significantly reduce its operating revenue and adversely affect its consolidated financial results. Factors that could lead to a decrease in market demand include, among others:

•	a depression, recession or other adverse economic condition that results in a lower level of economic activity or reduced spending by consumers on electricity or natural gas;

•	an increase in the market price of electricity or natural gas or a decrease in the price of other competing forms of energy;

•	efforts by customers, legislators and regulators to reduce the consumption of energy through various conservation and energy efficiency measures and programs;

•
higher fuel taxes or other governmental or regulatory actions that increase, directly or indirectly, the cost of natural gas or other fuel sources for electricity generation or that limit the use of natural gas or the generation of electricity from fossil fuels;

•
a shift to more energy-efficient or alternative fuel machinery or an improvement in fuel economy, whether as a result of technological advances by manufacturers, legislation mandating higher fuel economy or lower emissions, price differentials, incentives or otherwise;

•
a reduction in the state or federal subsidies or tax incentives that are provided to agricultural, industrial or other customers, or a significant sustained change in prices for commodities such as ethanol or corn for ethanol manufacturers; and

•	sustained mild weather that reduces heating or cooling needs.

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

As a result, the overall financial results of MidAmerican Energy may fluctuate substantially on a seasonal and quarterly basis. MidAmerican Energy has historically provided less service, and consequently earned less income, when weather conditions are mild. Unusually mild weather in the future may adversely affect its consolidated financial results through lower revenue or margins. Conversely, unusually extreme weather conditions could increase its costs to provide services and could adversely affect its consolidated financial results. The extent of fluctuation in MidAmerican Energy's consolidated financial results may change depending on a number of factors related to its regulatory environment and contractual agreements, including its ability to recover energy costs, the existence of revenue sharing provisions and terms of the wholesale sale contracts.

MidAmerican Energy is subject to market risk associated with the wholesale energy markets, which could adversely affect MidAmerican Energy's consolidated financial results.

In general, MidAmerican Energy's primary market risk is adverse fluctuations in the market price of wholesale electricity and fuel, including natural gas, coal and fuel oil, which is compounded by volumetric changes affecting the availability of or demand for electricity and fuel. The market price of wholesale electricity may be influenced by several factors, such as the adequacy or type of generating capacity; scheduled and unscheduled outages of generating facilities; prices and availability of fuel sources for generation; disruptions or constraints to transmission and distribution facilities; weather conditions; demand for electricity; economic growth; and changes in technology. Volumetric changes are caused by fluctuations in generation or changes in customer needs that can be due to the weather, electricity and fuel prices, the economy, regulations or customer behavior. For example, MidAmerican Energy purchases electricity and fuel in the open market as part of its normal operating business. If market prices rise, especially in a time when larger than expected volumes must be purchased at market prices, MidAmerican Energy may incur significantly greater expense than anticipated. Likewise, if electricity market prices decline in a period when MidAmerican Energy is a net seller of electricity in the wholesale market, it will earn less revenue.

A downgrade in MidAmerican Energy's credit ratings could negatively affect its access to capital, increase the cost of borrowing or raise energy transaction credit support requirements.

MidAmerican Energy's senior unsecured debt securities and preferred securities are rated by various rating agencies. MidAmerican Energy cannot assure that its senior unsecured debt and preferred securities ratings will not be reduced in the future. Although none of its outstanding debt has rating-downgrade triggers that would accelerate a repayment obligation, a credit rating downgrade would increase the borrowing costs and commitment fees on its revolving credit agreements and other financing arrangements, perhaps significantly. In addition, it would likely be required to pay a higher interest rate in future financings, and the potential pool of investors and funding sources would likely decrease. Further, access to the commercial paper market, its principal source of short-term borrowings, could be significantly limited resulting in higher interest costs.

Most of MidAmerican Energy's large wholesale customers, suppliers and counterparties require MidAmerican Energy to have sufficient creditworthiness in order to enter into transactions, particularly in the wholesale energy markets. If its credit ratings were to decline, especially below investment grade, financing costs and borrowings would likely increase because certain counterparties may require collateral in the form of cash, a letter of credit or some other form of security for existing transactions and as a condition to entering into future transactions with MidAmerican Energy. Such amounts may be material and may adversely affect MidAmerican Energy's liquidity and cash flows.

Potential terrorist activities and the impact of military or other actions, including cyberattacks, could adversely affect MidAmerican Energy's consolidated financial results.

The ongoing threat of terrorism and the impact of military or other actions by nations or politically, ethically or religiously motivated organizations regionally or globally may create increased political, economic, social and financial market instability, which could subject MidAmerican Energy's operations to increased risks. Additionally, the United States government has issued warnings that energy assets, specifically pipeline, nuclear generation and other electric utility infrastructure are potential targets for terrorist organizations. Cyberattacks could adversely affect MidAmerican Energy's ability to operate its facilities, information technology and business systems, or compromise confidential customer and employee information. Political, economic, social or financial market instability or damage to or interference with the operating assets of MidAmerican Energy, customers or suppliers may result in business interruptions, lost revenue, higher commodity prices, disruption in fuel supplies, lower energy consumption and unstable markets, particularly with respect to electricity and natural gas, and increased security, repair or other costs, any of which may materially adversely affect MidAmerican Energy in ways that cannot be predicted at this time. Any of these risks could materially affect MidAmerican Energy's consolidated financial results. Furthermore, instability in the financial markets as a result of terrorism, sustained or significant cyberattacks, or war could also materially adversely affect MidAmerican Energy's ability to raise capital.

MidAmerican Energy is subject to the unique risks associated with nuclear generation.

The ownership and operation of nuclear power plants, such as MidAmerican Energy's 25% ownership interest in Quad Cities Station, involves certain risks. These risks include, among other items, mechanical or structural problems, inadequacy or lapses in maintenance protocols, the impairment of reactor operation and safety systems due to human error, the costs of storage, handling and disposal of nuclear materials, limitations on the amounts and types of insurance coverage commercially available, and uncertainties with respect to the technological and financial aspects of decommissioning nuclear facilities at the end of their useful lives. The prolonged unavailability of Quad Cities Station could have a materially adverse effect on MidAmerican Energy's financial results, particularly when the cost to produce power at the plant is significantly less than market wholesale prices. The following are among the more significant of these risks:

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

In addition, issues relating to the disposal of nuclear waste material, including the availability, unavailability and expense of a permanent repository for spent nuclear fuel could adversely impact operations as well as the cost and ability to decommission nuclear plants, including Quad Cities Station, in the future.

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

MidAmerican Energy is subject to counterparty credit risk related to contractual payment obligations with wholesale suppliers, customers and other participants in organized RTO markets. Adverse economic conditions or other events affecting counterparties with whom MidAmerican Energy conducts business could impair the ability of these counterparties to meet their payment obligations. MidAmerican Energy depends on these counterparties to remit payments on a timely basis. MidAmerican Energy continues to monitor the creditworthiness of its wholesale suppliers and customers in an attempt to reduce the impact of any potential counterparty default. If strategies used to minimize these risk exposures are ineffective or if any of MidAmerican Energy's wholesale suppliers' or customers' financial condition deteriorates or they otherwise become unable to pay, it could have a significant adverse impact on MidAmerican Energy's consolidated financial results.

Transactional activities of MidAmerican Energy and other participants in organized RTO markets are governed by credit policies specified in each respective RTO's governing tariff and related business practices. Credit policies of RTO's, which have been developed through extensive stakeholder participation, generally seek to minimize potential loss in the event of a market participant default without unnecessarily inhibiting access to the marketplace. In the event of a default by an RTO market participant on its market-related obligations, losses are typically allocated among all other market participants in proportion to each participant's share of overall market activity during the period of time the loss was incurred. Because of this, MidAmerican Energy has potential indirect exposure with respect to the creditworthiness of every other market participant in the RTO markets where it actively participates, including the MISO, the PJM, and the Electric Reliability Council of Texas.

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

Inflation and increases in commodity prices and fuel transportation costs may affect MidAmerican Energy's business by increasing both operating and capital costs. As a result of existing rate agreements, contractual arrangements or competitive price pressures, MidAmerican Energy may not be able to pass the costs of inflation on to its customers. If MidAmerican Energy is unable to manage cost increases or pass them on to its customers, its consolidated financial results could be adversely affected.

Disruptions in the financial markets could affect MidAmerican Energy's ability to obtain debt financing, draw upon or renew existing credit facilities, and have other adverse effects on MidAmerican Energy.

Disruptions in the financial markets could affect MidAmerican Energy's ability to obtain debt financing, draw upon or renew existing credit facilities, and have other adverse effects on MidAmerican Energy. Significant dislocations and liquidity disruptions in the United States and global credit markets, as occurred in 2008 and 2009, may materially impact liquidity in the bank and debt capital markets, making financing terms less attractive for borrowers that are able to find financing and, in other cases, may cause certain types of debt financing, or any financing, to be unavailable. Additionally, economic uncertainty in the United States or globally may adversely affect the United States' credit markets and could negatively impact MidAmerican Energy's ability to access funds on favorable terms or at all. If MidAmerican Energy is unable to access the bank and debt markets to meet liquidity and capital expenditure needs, it may adversely affect the timing and amount of MidAmerican Energy's capital expenditures and its consolidated financial results.

Poor performance of plan and fund investments and other factors impacting the pension and other postretirement benefit plans and nuclear decommissioning trust funds could unfavorably impact MidAmerican Energy's cash flows and liquidity.

Costs of providing MidAmerican Energy's defined benefit pension and other postretirement benefit plans depend upon a number of factors, including the rates of return on plan assets, the level and nature of benefits provided, assumed discount rates, the interest rates used to measure required minimum funding levels, changes in benefit design, changes in laws and government regulation and MidAmerican Energy's required or voluntary contributions made to the plans. MidAmerican Energy's pension plans are in underfunded positions. Even if sustained growth in the investments over future periods increases the value of these plans' assets, MidAmerican Energy will likely be required to make significant cash contributions to fund these plans in the future. Additionally, the plans have investments in domestic and foreign equity and debt securities and other investments that are subject to loss. Losses from investments could add to the volatility, size and timing of future contributions. Furthermore, the Pension Protection Act of 2006, as amended, may result in more volatility in the amount and timing of future contributions.

In addition, MidAmerican Energy is required to fund over time the projected costs of decommissioning Quad Cities Station. Funds MidAmerican Energy has invested in a nuclear decommissioning trust are invested in debt and equity securities and poor performance of these investments will reduce the amount of funds available for their intended purpose, which would require MidAmerican Energy to make additional cash contributions. Such cash funding obligations, which are also impacted by the other factors described above, could have a material impact on MidAmerican Energy's liquidity by reducing its available cash.

MidAmerican Energy may be involved in a variety of legal proceedings, the outcomes of which are uncertain and could adversely affect its consolidated financial results.

MidAmerican Energy is, and in the future may become, a party to a variety of legal proceedings. Litigation is subject to many uncertainties, and MidAmerican Energy cannot predict the outcome of individual matters with certainty. It is possible that the final resolution of some of the matters in which MidAmerican Energy may be involved could result in additional payments substantially in excess of established reserves and in amounts that could have a material adverse effect on its consolidated financial results. Similarly, it is also possible that the terms of resolution could require that MidAmerican Energy change business practices and procedures, or divest ownership of assets, which could also have a material adverse effect on its consolidated financial results. Further, litigation could result in the imposition of financial penalties or injunctions and adverse regulatory consequences, any of which could limit MidAmerican Energy's ability to take certain desired actions or the denial of needed permits, licenses or regulatory authority to conduct its business, including the siting or permitting of facilities. Any of these outcomes could adversely affect MidAmerican Energy's consolidated financial results.

MEHC could exercise control over MidAmerican Funding and MidAmerican Energy in a manner that would benefit MEHC to the detriment of MidAmerican Funding's creditors or MidAmerican Energy's creditors and preferred stockholders.

MEHC is the sole member of MidAmerican Funding and, accordingly, indirectly owns all of MidAmerican Energy's common stock and has effective control over all decisions requiring shareholder approval. In circumstances involving a conflict of interest between MEHC and MidAmerican Funding's creditors or MidAmerican Energy's creditors and preferred stockholders, MEHC could exercise its control in a manner that would benefit MEHC to the detriment of the creditors and preferred stockholders.

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

MidAmerican Energy's regulated utility properties consist of the physical assets necessary to support its electricity and natural gas businesses and include mainly electric generation, transmission and distribution facilities, gas distribution facilities and related rights of way and easements. It is the opinion of management that the principal depreciable properties owned by MidAmerican Energy are in good operating condition and well maintained. MidAmerican Energy's most individually significant properties are its electric generation facilities. For information regarding these facilities, please refer to the "Regulated Electric Operations" discussion in Item 1 of this Form 10-K.

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

The electric transmission system of MidAmerican Energy at December 31, 2012, included 1,000 miles of 345 kilovolt (“kV”) lines, 1,400 miles of 161 kV lines and 1,400 miles of 69 kV lines. MidAmerican Energy's electric distribution system included 380 substations at December 31, 2012. Gas property consists primarily of natural gas mains and services lines, meters and related distribution equipment, including feeder lines to communities served from natural gas pipelines owned by others. The gas distribution facilities of MidAmerican Energy included 22,500 miles of gas mains and service lines as of December 31, 2012. In addition, gas property includes three liquefied natural gas plants and one propane-air plant. Refer to the "Regulated Natural Gas Operations" discussion in Item 1 of this Form 10-K for information regarding these facilities.

Utility plant, including construction work in progress and net of accumulated depreciation, by functional classification is as follows as of December 31 (in millions):

	2012	2011
Electric:
Generation	$5,440	$4,840
Transmission	697	516
Distribution	1,655	1,739
Gas distribution	830	800
	$8,622	$7,895

Refer to Note 18 of MidAmerican Energy's Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for a discussion of operating segments.

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

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARIES
SELECTED FINANCIAL DATA
(Amounts in millions)

	Years Ended December 31,
	2012	2011	2010	2009	2008
Consolidated Statement of Operations Data:
Operating revenue	$3,242	$3,501	$3,810	$3,693	$4,700
Operating income	370	429	459	468	587
Net income(1)	355	319	357	350	343
Earnings on common stock	354	318	357	349	342

	As of December 31,
	2012	2011	2010	2009	2008
Consolidated Balance Sheet Data:
Total assets	$11,232	$10,310	$9,010	$8,607	$8,520
Short-term debt	—	—	—	—	457
Long-term debt(2)	3,259	3,115	2,865	2,865	2,865
MidAmerican Energy common shareholder's equity	3,608	3,244	2,931	2,929	2,569

(1)
Net income for 2012, 2011 and 2010 reflects $16 million, $35 million and $61 million, respectively, of income tax benefits recognized for changes in MidAmerican Energy's tax accounting methods used to determine current income tax deductions. Refer to Note 10 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

(2)	Includes current portion.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
SELECTED FINANCIAL DATA
(Amounts in millions)

	Years Ended December 31,
	2012	2011	2010	2009	2008
Consolidated Statement of Operations Data:
Operating revenue	$3,247	$3,503	$3,815	$3,699	$4,715
Operating income	369	428	460	469	590
Net income(1)	343	305	340	328	318
Net income attributable to MidAmerican Funding	342	304	340	327	317

	As of December 31,
	2012	2011	2010	2009	2008
Consolidated Balance Sheet Data:
Total assets	$12,530	$11,605	$10,310	$9,908	$9,810
Short-term debt	—	—	—	—	457
Long-term debt(2)	3,584	3,440	3,390	3,390	3,565
MidAmerican Funding member's equity	4,324	3,972	3,673	3,428	3,081
Note payable to affiliate	246	231	14	254	59

(1)
Net income for 2012, 2011 and 2010 reflects $16 million, $35 million and $61 million, respectively, of income tax benefits recognized for changes in MidAmerican Energy's tax accounting methods used to determine current income tax deductions. Refer to Note 10 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

(2)	Includes current portion.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

General

MidAmerican Funding is an Iowa limited liability company whose sole member is MEHC. MidAmerican Funding owns all of the outstanding common stock of MHC, which owns all of the common stock of MidAmerican Energy, Midwest Capital and MEC Construction. MHC, MidAmerican Funding and MEHC are headquartered in Des Moines, Iowa.

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

Results of Operations

Overview

MidAmerican Energy -

MidAmerican Energy's earnings on common stock for 2012 was $354 million, an increase of $36 million, or 11%, compared to $318 million for 2011. The increase was primarily due to income tax benefits and lower interest expense, partially offset by lower operating income. The increase in income tax benefits was due to greater production tax credits for wind-powered generation, primarily as a result of additional facilities placed in service in 2011 and 2012 and the effects of ratemaking. Interest expense decreased due to MidAmerican Energy's redemption of $400 million of its 5.65% senior notes in December 2011 and $275 million of its 5.125% senior notes in June 2012. Operating income decreased $59 million to $370 million for 2012 compared to 2011. Higher regulated electric retail gross margins due to revenues from new adjustment clauses in Iowa and Illinois and abnormally hot temperatures in the second and third quarters of 2012 were more than offset by higher depreciation expense as a result of utility plant placed in service, increases in certain operations and maintenance expense and lower nonregulated electric and regulated gas gross margins due primarily to mild weather.

MidAmerican Energy's earnings on common stock for 2011 was $318 million, a decrease of $39 million, or 11%, compared to $357 million for 2010. The decrease was due to lower regulated electric wholesale margins and lower income tax benefits in 2011. The decrease in wholesale margins resulted from lower sales volumes and lower average revenue per unit sold. Lower income tax benefits in 2011 were due to increased state taxes, primarily from the effects of ratemaking, and a $26 million decrease in income tax benefits from tax accounting method changes. Reductions in operating expenses and higher AFUDC partially offset the above decreases to earnings on common stock.

MidAmerican Funding -

Net income attributable to MidAmerican Funding for 2012 was $342 million, an increase of $38 million, or 13% compared to 2011. Net income attributable to MidAmerican Funding for 2011 was $304 million, a decrease of $36 million, or 11%, compared to $340 million for 2010. In addition to the factors discussed for MidAmerican Energy, net income attributable to MidAmerican Funding for 2011 reflects a decrease in interest on long-term debt due to the repayment of $200 million of MidAmerican Funding debt in March 2011. For 2010, net income attributable to MidAmerican Funding reflects $3 million of after-tax income from the reduction of environmental contingencies.

Regulated Electric Gross Margin

	2012	2011	Change		2011	2010	Change
Gross margin (in millions):
Operating revenue	$1,694	$1,662	$32	2%	$1,662	$1,779	$(117)	(7)%
Less - cost of fuel, energy and capacity	458	491	(33)	(7)	491	566	(75)	(13)
Electric gross margin	$1,236	$1,171	$65	6	$1,171	$1,213	$(42)	(3)

Sales (GWh):
Retail	21,924	21,873	51	—%	21,873	21,710	163	1%
Wholesale	10,961	10,584	377	4	10,584	13,130	(2,546)	(19)
Total	32,885	32,457	428	1	32,457	34,840	(2,383)	(7)

Electric gross margin for 2012 increased $65 million compared to 2011. Retail gross margin increased $66 million due to $43 million from new adjustment clauses implemented in Iowa and Illinois in 2012, $14 million for increased use of lower-cost generation for retail and $5 million from increased recoveries through bill riders predominately for DSM program costs. Changes in recoveries through the bill riders are substantially matched by changes in other operating expenses and depreciation and amortization. Increases from customer growth and abnormally hot spring and summer temperatures were substantially offset by decreases from unseasonably warm winter temperatures and other usage factors. Wholesale gross margin decreased a total of $1 million due to a lower average margin per megawatt hour sold in 2012 partially offset by the increase in wholesale sales volumes.

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

Regulated Gas Gross Margin

	2012	2011	Change		2011	2010	Change
Gross margin (in millions):
Operating revenue	$659	$769	$(110)	(14)%	$769	$852	$(83)	(10)%
Less - cost of gas sold	424	519	(95)	(18)	519	602	(83)	(14)
Gas gross margin	$235	$250	$(15)	(6)	$250	$250	$—	—

Sales (000's Dths):
Retail	66,869	77,552	(10,683)	(14)%	77,552	79,916	(2,364)	(3)%
Wholesale	32,584	22,602	9,982	44	22,602	32,201	(9,599)	(30)
Total	99,453	100,154	(701)	(1)	100,154	112,117	(11,963)	(11)

Regulated gas revenue includes PGAs through which MidAmerican Energy is allowed to recover the cost of gas sold from its retail gas utility customers. Consequently, fluctuations in the cost of gas sold do not directly affect gross margin or net income because regulated gas revenue reflects comparable fluctuations through the PGAs. For 2012 compared to 2011, MidAmerican Energy's average per-unit cost of gas sold decreased 18%, resulting in a decrease of $91 million in gas revenue and cost of gas sold. The decrease in gas retail sales, partially offset by the increase in gas wholesale sales volumes, also reduced gas revenue and cost of gas sold for 2012. Gas gross margin decreased $15 million for 2012 compared to 2011 due primarily to lower retail sales volumes as a result of unseasonably warm winter and spring temperatures and other usage factors.

The decrease in gas revenue and cost of gas sold for 2011 compared to 2010 was primarily due to the decrease in wholesale sales volumes from the narrowing of natural gas price spreads. A 3% decrease in the average per-unit cost of gas sold also contributed to the decreases.

Regulated Operating Expenses

Other operating expenses of $427 million for 2012 increased $14 million compared to 2011 due to a $7 million increase in customer accounts expense primarily due to an adjustment in 2011 to the reserve for uncollectible accounts, a $4 million increase in generation operation expense due primarily to additional wind-powered generation placed in service in the second half of 2011 and a $3 million increase in DSM program costs, which are matched by increases in related electric and gas revenue. Other operating expenses of $413 million for 2011 decreased $8 million compared to 2010 due to a $7 million decrease in uncollectible accounts expense, a $3 million decrease in utility regulatory assessments and a $2 million decrease in insurance recoveries of environmental costs offset partially by a $3 million increase in DSM program costs and $3 million of costs related to flooding in a portion of MidAmerican Energy's service territory.

Maintenance expense of $220 million for 2012 increased $23 million compared to 2011 due to a $15 million increase in costs for generating facility maintenance primarily related to the wind-powered generating facilities placed in service in the second half of 2011 and increases in general plant and transmission maintenance costs. Maintenance expense of $197 million for 2011 decreased $7 million compared to 2010 due to a $9 million decrease in maintenance costs for fossil-fueled generating facilities and a $6 million decrease in storm and flood-related response and restoration costs from greater storm damage in 2010. Increases for gas distribution and wind-powered generating facility maintenance partially offset the decreases.

Depreciation and amortization expense of $392 million for 2012 increased $56 million compared to 2011. Utility plant depreciation increased $51 million for 2012 due principally to additional wind-powered generating facilities placed in service in the second half of 2011 and the second half of 2012, partially offset by the net effect of changes in depreciation rates in 2011 and 2012. During the second quarter of 2011, MidAmerican Energy revised its electric and gas utility plant depreciation rates based on the results of a depreciation study. The new rates generally reflect longer estimated useful lives and lower net salvage. The effect of this change was to reduce depreciation and amortization expense by $16 million for 2011 and an estimated $28 million annually based on depreciable plant balances at the time of the change. During the third quarter of 2012, MidAmerican Energy revised its depreciation rates for certain generation facility assets reflecting shorter estimated useful lives resulting in a $5 million increase in depreciation and amortization expense for 2012 and an estimated $11 million annually based on depreciable plant balances at the time of the change. Additionally, depreciation and amortization expense increased compared to 2011 due to $3 million of credits recorded in 2011 related to a revenue sharing arrangement in Iowa.

Depreciation and amortization expense of $336 million decreased $8 million compared to 2010 due to the change in depreciation rates in 2011 and the $3 million of credits recorded for revenue sharing, partially offset by a $9 million increase in utility plant depreciation from greater depreciable plant, including wind-powered generating facilities placed in service in the second half of 2011, and costs related to an Iowa carbon reduction study.

Nonregulated Gross Margin

MidAmerican Energy -

	2012	2011	Change		2011	2010	Change
MidAmerican Energy (in millions):
Nonregulated operating revenue	$889	$1,070	$(181)	(17)%	$1,070	$1,179	$(109)	(9)%
Less - nonregulated cost of sales	807	972	(165)	(17)	972	1,076	(104)	(10)
Nonregulated gross margin	$82	$98	$(16)	(16)	$98	$103	$(5)	(5)

Nonregulated electric retail sales (GWh)	10,327	10,797	(470)	(4)%	10,797	11,339	(542)	(5)%

Nonregulated gas sales (000's Dths)	36,470	35,982	488	1%	35,982	39,694	(3,712)	(9)%

MidAmerican Energy's nonregulated gross margin decreased $16 million for 2012 compared to 2011 and decreased $5 million for 2011 compared to 2010. The following table presents the margins related to various nonregulated activities (in millions):

	2012	2011	2010

Nonregulated electric	$72	$87	$91
Nonregulated gas	3	3	5
Other	7	8	7
	$82	$98	$103

For 2012 compared to 2011, lower prices, costs and volumes for electric sales and lower prices and costs for gas sales, partially offset by an increase in gas sales volumes, resulted in decreases to nonregulated operating revenue and cost of sales. Nonregulated gross margin decreased primarily due to lower average margins per unit on electric sales.

For 2011 compared to 2010, lower volumes, prices and costs for electric and gas sales resulted in decreases to nonregulated operating revenue and cost of sales. Nonregulated gross margin decreased compared to 2010 due to the lower sales volumes and a lower average margin per unit on gas sales, offset partially by a higher average margin per unit on electric sales.

Non-Operating Income

MidAmerican Energy -

Allowance for equity funds increased $12 million compared to 2010 primarily as a result of greater capital expenditures for wind-powered generation. MidAmerican Energy's other, net increased $9 million for 2011 compared to 2010 due to an $8 million impairment loss in 2010 for an asset held for sale, a $3 million expense in 2010 for the resolution of a dispute with the operator of one of MidAmerican Energy's jointly owned generating facilities and $2 million of gains on the sales of property in 2011, partially offset by lower income from poorer investment performance for corporate-owned life insurance policies.

MidAmerican Funding -

Other, net for 2010 reflects $5 million of income from the reduction of environmental contingencies related to MidAmerican Funding's past divestiture of an oil and gas company for which MidAmerican Funding has determined its future liability is no longer probable.

Fixed Charges

MidAmerican Energy -

Allowance for borrowed funds decreased $2 million for 2012 as a result of lower capital expenditures for wind-powered generation. Interest on long-term debt decreased $15 million as a result of MidAmerican Energy's redemption of $400 million of its 5.65% senior notes in December 2011 and $275 million of its 5.125% senior notes in June 2012 partially offset by an increase due to amortization of the discount on deferred payments for construction of wind-powered generating facilities in 2011 and 2012.

Allowance for borrowed funds increased $5 million for 2011 as a result of greater capital expenditures for wind-powered generation. Interest on long-term debt increased $2 million for 2011 due to amortization of the discount on deferred payments for construction of wind-powered generating facilities in 2011. Refer to Note 8 of Notes to Consolidated Financial Statements in Item 8 of this Form 10‑K for further discussion.

MidAmerican Funding -

In March 2011, MidAmerican Funding repaid $200 million of 6.75% Senior notes, which reduced its interest on long-term debt.

Income Tax Benefit

MidAmerican Energy -

MidAmerican Energy's income tax benefit increased $82 million for 2012 compared to 2011, and the effective tax rates were (39)% and (6)% for 2012 and 2011, respectively. The decrease in the effective tax rate was due to additional production tax credits in 2012 of $48 million, greater income tax benefits of $21 million from the effects of ratemaking, and lower pre-tax income, offset partially by a reduction in income tax benefits related to changes in the income tax accounting methods used to determine current deductibility of certain utility costs, as discussed below.

MidAmerican Energy's income tax benefit decreased $32 million for 2011 compared to 2010, and the effective tax rates were (6)% and (16)% for 2011 and 2010, respectively. The increase in the effective tax rate was due to a reduction in income tax benefits related to changes in the income tax accounting methods used to determine current deductibility of certain utility costs, a decrease in state income tax benefit due primarily to the effects of ratemaking, offset partially by the benefit of additional production tax credits in 2011 of $13 million.

MidAmerican Energy changed the methods by which it determines current income tax deductions for repair costs ("Repairs Deduction") and administrative and general costs ("A&G Deduction") related to certain of its regulated utility assets. These changes result in current deductibility for those costs, which are capitalized for book purposes. MidAmerican Energy was allowed to retroactively apply the method changes and deduct amounts related to prior years' costs on the tax return that includes the year of change. State utility rate regulation in Iowa requires that the tax effect of certain temporary differences be flowed through immediately to customers. Therefore, amounts that would otherwise have been recognized in income tax expense have been included as changes in regulatory assets in recognition of MidAmerican Energy's ability to recover increased tax expense when such temporary differences reverse. This treatment of such temporary differences impacts income tax expense and effective income tax rates from year to year.

Accordingly, earnings for the year ended December 31, 2010 reflect $17 million of income tax benefits recognized in connection with the Repairs Deduction for tax years prior to 2010 related to MidAmerican Energy's regulated natural gas utility assets and jointly owned regulated electric utility assets. MidAmerican Energy's A&G Deduction computed for tax years prior to 2010 resulted in the recognition of $44 million of income tax benefits in earnings for the year ended December 31, 2010. In 2011, MidAmerican Energy recognized $35 million of income tax benefits in conjunction with the partial resolution of certain tax issues related to tax positions taken for these income tax method changes. Earnings for the year ended December 31, 2012 reflect $16 million of income tax benefits recognized in connection with the Repairs Deduction for income tax years prior to 2012 related to MidAmerican Energy's regulated electric utility transmission and distribution assets.

Federal renewable electricity production tax credits are earned as energy from qualifying wind-powered generating facilities is produced and sold based on a per-kilowatt rate as prescribed pursuant to the applicable federal income tax law and are eligible for the credit for 10 years from the date the qualifying generating facilities were placed in service. A credit of $0.022 per kilowatt hour was applied to 2012 production.

MidAmerican Funding -

MidAmerican Funding's income tax benefit increased $82 million for 2012 compared to 2011 and decreased $35 million for 2011 compared to 2010 with effective tax rates of (46)%, (9)% and (22)% for 2012, 2011 and 2010, respectively, for the reasons noted above.

Liquidity and Capital Resources

As of December 31, 2012, MidAmerican Energy's total net liquidity was $694 million consisting of $354 million of cash and cash equivalents and $535 million of revolving credit facilities reduced by $195 million of the revolving credit facilities reserved to support MidAmerican Energy's variable-rate tax-exempt bond obligations. As of December 31, 2012, MidAmerican Funding's total net liquidity was $698 million, including MHC's $4 million revolving credit facility.

Cash Flows From Operating Activities

MidAmerican Energy's net cash flows from operating activities were $1.276 billion, $770 million and $831 million for 2012, 2011 and 2010, respectively. MidAmerican Funding's net cash flows from operating activities were $1.260 billion, $752 million and $810 million for 2012, 2011 and 2010, respectively. The increases for 2012 compared to 2011 were predominantly due to the receipt in 2012 of $274 million of income tax benefits generated in 2011 related primarily to bonus depreciation on plant placed in service in 2011, the timing of income tax receipts for the 2012 tax year, resulting primarily from bonus depreciation, and a decrease in interest paid due to long-term debt redeemed in 2012 and late 2011. The decreases for 2011 compared to 2010 were predominantly due to lower wholesale electric margins, an increase in employer contributions to MidAmerican Energy's pension benefit plan and an increase in cash collateral posted for derivative positions, offset partially by the timing of income tax receipts.

In January 2013, the President signed the American Taxpayer Relief Act of 2012 into law, extending the 50% bonus depreciation for qualifying property purchased and placed in service before January 1, 2014 and before January 1, 2015 for certain longer-lived assets. As a result of the new law, MidAmerican Energy's cash flows from operations are expected to benefit in 2013 and 2014 due to bonus depreciation on qualifying assets placed in service.

Cash Flows From Investing Activities

MidAmerican Energy's net cash flows used in investing activities were $(639) million, $(559) million and $(336) million for 2012, 2011 and 2010, respectively. MidAmerican Funding's net cash flows used in investing activities were $(638) million, $(558) million and $(336) million for 2012, 2011 and 2010, respectively. Net cash flows from investing activities consist almost entirely of utility construction expenditures, which increased for 2012 principally due to $75 million of expenditures for the construction of emissions control equipment at two of MidAmerican Energy's jointly owned generating facilities, partially offset by lower expenditures for wind-powered generation compared to 2011. Utility construction expenditures increased for 2011 principally due to expenditures for wind-powered generation facilities. These cash basis amounts exclude deferred vendor payments of $406 million and $647 million for 2012 and 2011, respectively, as discussed in "Long-term Debt" below. MidAmerican Energy placed in service 407 MW of wind-powered generating facilities during 2012 and 594 MW during 2011. Purchases and proceeds related to available-for-sale securities consist of activity within the Quad Cities nuclear decommissioning trust.

Cash Flows From Financing Activities

MidAmerican Energy's net cash flows from financing activities were $(284) million, $(413) million and $(379) million for 2012, 2011 and 2010, respectively. MidAmerican Funding's net cash flows from financing activities were $(269) million, $(396) million and $(359) million for 2012, 2011 and 2010, respectively. In June 2012, MidAmerican Energy redeemed $275 million of its 5.125% senior notes due January 2013 and, in December 2011, redeemed $400 million of its 5.65% senior notes due July 2012 at a redemption price in accordance with the terms of the indenture. In 2010, MidAmerican Energy paid common dividends to MHC totaling $375 million. MidAmerican Funding received $15 million in 2012 and $217 million in 2011 and paid $240 million in 2010 through its note payable with MEHC and repaid $200 million of 6.75% Senior notes in March 2011. MidAmerican Funding paid common dividends to MEHC totaling $114 million in 2010.

Long-term Debt

In conjunction with the construction of wind-powered generating facilities in 2011 and 2012, MidAmerican Energy has accrued in gross utility plant in service amounts for turbine purchases it is not contractually obligated to pay until a future date. The amounts ultimately payable were discounted and recognized upon delivery of the equipment as long-term debt. The discount is being amortized as interest expense over the period until payment is due using the effective interest method. The amounts ultimately payable are reflected as turbine purchase obligations with the applicable discount rates on the Consolidated Statements of Capitalization.

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

MidAmerican Energy currently has authorization from the FERC to issue through October 30, 2014, long-term securities totaling up to $650 million at interest rates not to exceed the applicable United States Treasury rate plus a spread of 400 basis points. Regarding multiple-year capital projects, MidAmerican Energy has authorizations from the ICC, expiring December 19, 2015, to issue up to an aggregate of $1.5 billion of long-term debt securities.

In conjunction with the March 1999 merger, MidAmerican Energy committed to the IUB to use commercially reasonable efforts to maintain an investment grade rating on its long-term debt and to maintain its common equity level above 42% of total capitalization unless circumstances beyond its control result in the common equity level decreasing to below 39% of total capitalization. MidAmerican Energy must seek the approval of the IUB of a reasonable utility capital structure if MidAmerican Energy's common equity level decreases below 42% of total capitalization, unless the decrease is beyond the control of MidAmerican Energy. MidAmerican Energy is also required to seek the approval of the IUB if MidAmerican Energy's equity level decreases to below 39%, even if the decrease is due to circumstances beyond the control of MidAmerican Energy. If MidAmerican Energy's common equity level were to drop below the required thresholds, MidAmerican Energy's ability to issue debt could be restricted. As of December 31, 2012, MidAmerican Energy's common equity ratio was 53% computed on a basis consistent with its commitment. As a result of MidAmerican Energy's regulatory commitment to maintain its common equity above certain thresholds, MidAmerican Energy could dividend $1.2 billion as of December 31, 2012, without falling below 42%, and MidAmerican Funding had restricted net assets of $2.4 billion.

MidAmerican Funding or one of its subsidiaries, including MidAmerican Energy, may from time to time seek to acquire its outstanding debt securities through cash purchases in the open market, privately negotiated transactions or otherwise. Any debt securities repurchased by MidAmerican Funding or one of its subsidiaries may be reissued or resold by MidAmerican Funding or one of its subsidiaries from time to time and will depend on prevailing market conditions, the issuing company's liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

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

Utility Construction Expenditures

MidAmerican Energy's primary need for capital is utility construction expenditures. Capital expenditure needs are reviewed regularly by management and may change significantly as a result of these reviews, which may consider, among other factors, changes in rules and regulations; impacts to customers' rates; outcomes of regulatory proceedings; changes in income tax laws; general business conditions; load projections; system reliability standards; the cost and efficiency of construction labor, equipment and materials; commodity prices; and the cost and availability of capital. Prudently incurred expenditures for compliance-related items such as pollution-control technologies, replacement generation, nuclear decommissioning and associated operating costs are generally incorporated into MidAmerican Energy's regulated retail rates.

Forecasted capital expenditures, which exclude amounts for non-cash equity AFUDC and other non-cash items, for the years ended December 31 are as follows (in millions):

	2013	2014	2015
Forecasted capital expenditures:
Construction and other development projects	$313	$376	$310
Operating projects	354	328	299
Total	$667	$704	$609

MidAmerican Energy has approval from the MISO for four Multi-Value Projects ("MVPs") located in Iowa and Illinois totaling approximately $550 million in capital expenditures, excluding non-cash equity AFUDC. Capital expenditures for the MVPs reflected in the table above are $16 million, $97 million and $228 million, for 2013, 2014 and 2015, respectively. These projects, which will add approximately 245 miles of 345 kV transmission line to MidAmerican Energy's transmission system, will be owned and operated by MidAmerican Energy. As of December 31, 2012, MidAmerican Energy had not contractually committed to material amounts for these projects but anticipates entering into contracts related to the two largest MVPs in the first half of 2013.

MidAmerican Energy has implemented a planning process that forecasts the site-specific controls and actions that may be required at generating facilities operated by MidAmerican Energy in order to meet emissions reductions as promulgated by the EPA. The plan, which under Iowa law must be filed with and approved by the IUB and updated every two years, is designed to effectively manage MidAmerican Energy's expenditures required to comply with emissions standards. In April 2012, MidAmerican Energy submitted to the IUB an updated plan, which increased its estimate of required environmental capital expenditures. The plan estimated that the cost of capital expenditures for emission control equipment included in the plan for compliance with current air quality requirements would total $220 million for 2013 through 2015. In addition to those expenditures, the forecasted capital expenditures reflected in the table above include $203 million for environmental capital expenditures at generating facilities jointly owned but not operated by MidAmerican Energy and other environmental projects not covered by the plan submitted to the IUB. Total forecasted environmental capital expenditures are $214 million, $154 million and $55 million for 2013, 2014 and 2015, respectively, and consist primarily of expenditures at George Neal Energy Center Units 3 and 4 and Ottumwa Generating Station. Estimates of environmental capital and operating requirements may change significantly at any time as a result of, among other factors, changes in related regulations, prices of products used to meet the requirements and management's strategies for achieving compliance with the regulations.

Contractual Obligations

MidAmerican Energy and MidAmerican Funding have contractual cash obligations that may affect their financial condition. The following table summarizes the material contractual cash obligations of MidAmerican Energy and MidAmerican Funding as of December 31, 2012 (in millions):

	Payments Due By Periods
		2014-	2016-	2018 &
	2013	2015	2017	beyond	Total
MidAmerican Energy:
Long-term debt	$669	$777	$288	$1,557	$3,291
Interest payments on long-term debt(1)	115	213	196	1,090	1,614
Coal, electricity and natural gas contract commitments(1)	371	401	194	122	1,088
Construction obligations(1)	135	52	—	—	187
Operating leases, easements and other commitments(1)	34	53	30	377	494
	1,324	1,496	708	3,146	6,674

MidAmerican Funding parent:
Long-term debt	—	—	—	325	325
Interest payments on long-term debt(1)	23	45	45	258	371
	23	45	45	583	696
Total contractual cash obligations	$1,347	$1,541	$753	$3,729	$7,370

(1)	Not reflected on the Consolidated Balance Sheets.

MidAmerican Energy has other types of commitments that relate primarily to construction expenditures (in "Utility Construction Expenditures" section above), asset retirement obligations (Note 12) and residual guarantees on operating leases (Note 15). Refer, where applicable, to the respective referenced note in Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.

In April 2012, MidAmerican Energy entered into a multi-year coal transportation agreement with BNSF Railway Company, an affiliate of the Company, for long-haul delivery of coal to MidAmerican Energy's generating facilities that are not "captive" to a single railroad. The new contract will provide delivery for the majority of the coal anticipated to be delivered to MidAmerican Energy-operated coal-fueled generating facilities beginning January 1, 2013. While prices for this rail service are significantly higher than those contained in MidAmerican Energy's legacy long-haul rail contract, which expires December 31, 2012, the BNSF Railway Company proposal was the lowest cost and best overall bid.

Regulatory Matters

In October 2012, the IUB issued an order approving a settlement agreement among MidAmerican Energy, the OCA and a group of large industrial customers that established a fixed adjustment clause to increase revenues by $39 million beginning in March 2012 and an additional $37 million in 2013. The order also approved a revised revenue sharing plan for 2012 and 2013 that provides for MidAmerican Energy to share with its customers 20% of revenue associated with Iowa electric returns on equity between 10% and 10.5%, 50% of revenue associated with Iowa electric returns on equity between 10.5% and 11.75%, 75% of revenue associated with Iowa electric returns on equity between 11.75% and 13.0% and 83.3% of revenue associated with Iowa electric returns on equity above 13.0%. Such shared amounts would reduce MidAmerican Energy's investment in the Walter Scott, Jr. Energy Center Unit 4. MidAmerican Energy is not precluded from seeking interim rate relief in 2013.

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

Clean Air Act Regulations

The Clean Air Act is a federal law administered by the EPA that provides a framework for protecting and improving the nation's air quality and controlling sources of air emissions. The implementation of new standards is generally outlined in SIPs, which are a collection of regulations, programs and policies to be followed. SIPs vary by state and are subject to public hearings and EPA approval. Some states may adopt additional or more stringent requirements than those implemented by the EPA. The major Clean Air Act programs most directly affecting MidAmerican Energy's operations are described below.

In conjunction with a consent decree filed with the United States District Court in Iowa pursuant to a settlement with the Sierra Club, MidAmerican Energy has committed to cease burning solid fuel, such as coal, at its Walter Scott, Jr. Energy Center Units 1 and 2, George Neal Energy Center Units 1 and 2 and Riverside Energy Center by April 16, 2016; these units represent 9% of MidAmerican Energy's net owned available generating capacity. The George Neal Energy Center Unit 1 and Riverside Energy Center currently have the capability to burn natural gas in the production of electricity, although under current operating and economic conditions, production utilizing natural gas would be very limited. No decisions have been made regarding upgrades to enable the use of natural gas at the other units, which produced 1.8 million MWh of electricity, or 6% of MidAmerican Energy's owned generation production, during 2012. The terms of the consent decree are subject to approval by the court.

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

In January 2010, the EPA finalized a one-hour air quality standard for nitrogen dioxide at 0.10 part per million. In February 2012, the EPA published final designations indicating that based on air quality monitoring data, all areas of the country are designated as "unclassifiable/attainment" for the 2010 nitrogen dioxide national ambient air quality standard.

In June 2010, the EPA finalized a new national ambient air quality standard for sulfur dioxide. Under the new rule, the existing 24-hour and annual standards for sulfur dioxide, which were 140 parts per billion measured over 24 hours and 30 parts per billion measured over an entire year, were replaced with a new one-hour standard of 75 parts per billion. The new rule will utilize a three-year average to determine attainment. The rule will utilize source modeling, in addition to the installation of ambient monitors where sulfur dioxide emissions impact populated areas, with new monitors required to be placed in service no later than January 2013. Attainment designations were due by June 2012; however, due to the lack of sufficient information to make the designations, the EPA extended the deadline for area designations to June 2013.

In June 2012, the EPA released a proposal to strengthen the fine particulate matter national ambient air quality standards, reducing the standard from 15 micrograms per cubic meter to a range of 12 to 13 micrograms per cubic meter while taking comment on a standard of 11 micrograms per cubic meter. The EPA also proposed a new, separate fine particulate matter standard of either 28 or 30 deciviews or measure of haze, aimed at improving visibility. The new standard was released in December 2012, setting 12 micrograms per cubic meter as the annual standard and retaining the 24-hour standard at 35 micrograms per cubic meter. The EPA did not set a separate secondary visibility standard, choosing to rely on the existing secondary 24-hour standard to protect against visibility impairment. The EPA anticipates making initial attainment designations by December 2014 that are likely to become effective in early 2015. States would have until 2020 to meet the revised annual standard. Until the attainment designations are made, MidAmerican Energy cannot determine the potential impacts of the standards; however, with the release of the final standards, the EPA indicated its projections show 99% of all counties in the United States with monitors would meet the revised standard. As a result, MidAmerican Energy does not anticipate that any impacts of the revised standard will be significant.

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

Mercury and Air Toxics Standards

The Clean Air Mercury Rule ("CAMR"), issued by the EPA in March 2005, was the United States' first attempt to regulate mercury emissions from coal-fueled generating facilities through the use of a market-based cap-and-trade system. The CAMR, which mandated emissions reductions of approximately 70% by 2018, was overturned by the United States Court of Appeals for the District of Columbia Circuit ("D.C. Circuit") in February 2008. In March 2011, the EPA proposed a new rule that would require coal-fueled generating facilities to reduce mercury emissions and other hazardous air pollutants through the establishment of "Maximum Achievable Control Technology" standards rather than a cap-and-trade system. The final rule, MATS, was published in the Federal Register in February 2012, with an effective date of April 16, 2012, and requires that new and existing coal-fueled facilities achieve emission standards for mercury, acid gases and other non-mercury hazardous air pollutants. Existing sources are required to comply with the new standards by April 16, 2015. Individual sources may be granted up to one additional year, at the discretion of the Title V permitting authority, to complete installation of controls or for transmission system reliability reasons. While the final MATS continues to be reviewed by MidAmerican Energy, MidAmerican Energy believes that its emissions reduction projects completed to date or currently permitted or planned for installation, including scrubbers, baghouses and electrostatic precipitators, are consistent with the EPA's MATS and will support MidAmerican Energy's ability to comply with the final rule's standards for acid gases and non-mercury metallic hazardous air pollutants. MidAmerican Energy will be required to take additional actions to reduce mercury emissions through the installation of controls or use of sorbent injection at certain of its coal-fueled generating facilities and otherwise comply with the final rule's standards. MidAmerican Energy is evaluating whether or not to close Walter Scott, Jr. Energy Center Units 1 and 2, and George Neal Energy Center Units 1 and 2. Incremental costs to install and maintain emissions control equipment at MidAmerican Energy's coal-fueled generating facilities and any requirement to shut down what have traditionally been low cost coal-fueled generating facilities will likely increase the cost of providing service to customers. In addition, numerous lawsuits are pending against the MATS in the D.C. Circuit, which may have an impact on MidAmerican Energy's compliance obligations and the timing of those obligations.

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

In July 2008, a three-judge panel of the D.C. Circuit issued a unanimous decision vacating the CAIR. In December 2008, the D.C. Circuit issued an opinion remanding, without vacating, the CAIR back to the EPA to conduct proceedings to fix the flaws in CAIR consistent with the D.C. Circuit's July 2008 ruling. In response to the court's ruling on CAIR, in July 2010, the EPA proposed the Clean Air Transport Rule ("Transport Rule"), which required electric generating units in 31 states and the District of Columbia to reduce emissions of nitrogen oxides and sulfur dioxide on a state-by-state basis in accordance with each state's modeled contribution to nonattainment of the ozone and fine particulate standards in downwind states.

In July 2011, the EPA issued the final Transport Rule, renamed the Cross-State Air Pollution Rule ("CSAPR"), to address interstate transport of sulfur dioxide and nitrogen oxides emissions in 27 eastern and Midwestern states. Upon full implementation in 2014, the CSAPR would have reduced total sulfur dioxide emissions by 73% and nitrogen oxides emissions by 54% at electric generating facilities in the 27-state region as compared to 2005 levels.

In December 2011, the D.C. Circuit issued a stay on the implementation of the CSAPR pending consideration of several petitions for review before the court, which were ultimately decided in August 2012, when the D.C. Circuit vacated the CSAPR in a 2-1 decision after it determined that the CSAPR exceeded the EPA's statutory authority. In a petition filed in October 2012, the EPA sought a full review of the CSAPR ruling by the entire D.C. Circuit. In January 2013, the D.C. Circuit denied the request. Until such time as the challenges to the CSAPR are resolved or the EPA proposes and adopts a new rule, MidAmerican Energy is required and will continue to operate in compliance with the CAIR, which has remained in effect since 2008.

MidAmerican Energy has installed or is in the process of installing emissions controls at some of its coal-fueled generating facilities to comply with the CAIR and may purchase nitrogen oxides and sulfur dioxide emissions credits for emissions in excess of allocated allowances. The cost of these credits is subject to market conditions at the time of purchase and historically has not been material. The full impact of the CSAPR, or the CAIR, cannot be determined until the outcome of the litigation pending in the D.C. Circuit or the stay of the CSAPR is lifted. It is possible that the existing CAIR or a replacement rule may include more stringent requirements to reduce nitrogen oxides and sulfur dioxide emissions.

MidAmerican Energy operates natural gas-fueled generating facilities in Iowa, which are subject to the CAIR until a replacement rule is adopted. However, the provisions are not anticipated to have a material impact on MidAmerican Energy.

Regional Haze

The EPA has initiated a regional haze program intended to improve visibility in designated federally protected areas ("Class I areas"). MidAmerican Energy's units that may be subject to best available retrofit technology requirements have been addressed by the EPA's proposals to accept the emission reductions made by states impacted by the CSAPR or CAIR, including Iowa, as meeting the requirements of the regional haze program. If the EPA continues to support its position, no further emission reductions are expected from MidAmerican Energy's coal-fueled generating facilities for purposes of meeting the regional haze requirements.

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

As part of an industry-wide investigation to assess compliance with the NSR and PSD provisions, the EPA has requested information and supporting documentation from numerous utilities regarding their capital projects for various coal-fueled generating facilities. A NSR enforcement case against an unrelated utility has been decided by the United States Supreme Court, holding that an increase in the annual emissions of a generating facility, when combined with a modification (i.e., a physical or operational change), may trigger NSR permitting. Between 2002 and 2003, MidAmerican Energy responded to requests for information relating to capital projects at MidAmerican Energy's coal-fueled generating facilities.

In October 2011, MidAmerican Energy received a request from the EPA Region VII pursuant to Section 114 of the Clean Air Act for information on its coal-fueled generating facilities to supplement the requests made in 2002 and 2003. MidAmerican Energy submitted its response to the October 2011 request in December 2011. MidAmerican Energy cannot predict the outcome of this matter at this time.

Climate Change

While significant measures to regulate GHG emissions at the federal level were considered by the United States Congress in 2010, comprehensive climate change legislation has not been adopted. Regulation of GHG emissions under various provisions of the Clean Air Act has continued since the EPA's December 2009 findings that GHG emissions threaten public health and welfare.

In May 2010, the EPA issued the GHG "Tailoring Rule" to address permitting requirements for GHG after determining that GHG are subject to regulation and would trigger Clean Air Act permitting requirements for stationary sources beginning in January 2011. Numerous lawsuits have been filed on both the EPA's endangerment finding and the Tailoring Rule in the D.C. Circuit. In June 2012, the D.C. Circuit dismissed the challenges to the rules and upheld the EPA's actions. Petitions for rehearing by the full D.C. Circuit were filed, which were denied in December 2012.

In April 2012, the EPA proposed New Source Performance Standards for GHG at new fossil-fueled generating facilities at an emissions rate of 1,000 pounds per MWh, which are expected to be finalized in the first half of 2013. The EPA is also under a consent decree to establish GHG emissions performance standards for existing and modified sources.

International discussions regarding climate change continue to be held periodically with the expiration of the Kyoto Protocol in December 2012. During the December 2012 18th Conference of the Parties in Doha, Qatar, the parties to the Kyoto Protocol agreed to a Kyoto Protocol 2 that will involve more than 25 nations (mainly the European Union and Australia), comprising about 15% of global GHG emissions, to run from 2013 to 2020.

While the debate continues at the federal and international level over the direction of climate change policy, several states have continued to implement state-specific laws or regional initiatives to report or mitigate GHG emissions. In addition, governmental, non-governmental and environmental organizations have become more active in pursuing climate change related litigation under existing laws.

In September 2009, the EPA issued its final rule regarding mandatory reporting of GHG ("GHG Reporting") beginning January 1, 2010. Under GHG Reporting, suppliers of fossil fuels, manufacturers of vehicles and engines, and facilities that emit 25,000 metric tons or more per year of GHG are required to submit annual reports to the EPA. MidAmerican Energy is subject to this requirement.

In the absence of comprehensive climate legislation or regulation, MidAmerican Energy has continued to invest in lower- and non-carbon generating resources and to operate in an environmentally responsible manner. Examples of MidAmerican Energy's significant investments in programs and facilities that mitigate its GHG emissions include:

•
MidAmerican Energy owns the largest portfolio of wind-powered generating capacity in the United States among rate-regulated utilities. As of December 31, 2012, MidAmerican Energy owned 2,285 MW of wind-powered generating capacity in operation at a total cost of $3.9 billion. Additionally, MidAmerican Energy has a long-term power purchase agreement for 109 MW of wind-powered generating capacity.

•
MidAmerican Energy has offered customers a comprehensive set of DSM programs for more than 20 years. The programs assist customers to manage the timing of their usage, as well as to reduce overall energy consumption, resulting in lower utility bills.

New federal, regional, state and international accords, legislation, regulation, or judicial proceedings limiting GHG emissions could have a material adverse impact on MidAmerican Energy, the United States and the global economy. Companies and industries with higher GHG emissions, such as utilities with significant coal-fueled generating facilities, will be subject to more direct impacts and greater financial and regulatory risks. The impact is dependent on numerous factors, none of which can be meaningfully quantified at this time. These factors include, but are not limited to, the magnitude and timing of GHG emissions reduction requirements; the design of the requirements; the cost, availability and effectiveness of emissions control technology; the price, distribution method and availability of offsets and allowances used for compliance; government-imposed compliance costs; and the existence and nature of incremental cost recovery mechanisms. Examples of how new requirements may impact MidAmerican Energy include:

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

MidAmerican Energy has obtained permits to install emissions reduction equipment at existing generating facilities to comply with the transport rule (previously referenced as CSAPR and in its current implementation of the CAIR requirements) and was required to assess the impacts of the projects on GHG emissions. A GHG emissions limit was imposed on the permits for those projects and management believes compliance with the GHG limits under these permits will not result in a material adverse impact on its operations. To date, permitting authorities implementing the GHG Tailoring Rule have included efficiency improvements to demonstrate compliance with best available control technology for GHG, as well as requiring emissions limits for GHGs in permits; as such, the impacts of the Tailoring Rule on MidAmerican Energy has not been material.

GHG New Source Performance Standards

Under the Clean Air Act, the EPA may establish emissions standards that reflect the degree of emissions reductions achievable through the best technology that has been demonstrated, taking into consideration the cost of achieving those reductions and any non-air quality health and environmental impact and energy requirements. The EPA entered into a settlement agreement with a number of parties, including certain state governments and environmental groups, in December 2010 to promulgate emissions standards covering GHG. In April 2012, the EPA proposed new source performance standards for new fossil-fueled generating facilities that would limit emissions of carbon dioxide to 1,000 pounds per MWh. The proposal exempts simple cycle combustion turbines from meeting the GHG standards. The public comment period closed in June 2012 and a final rule is expected by April 2013. Any new fossil-fueled generating facilities constructed by MidAmerican Energy will be required to meet the final GHG new source performance standards, which, if finalized as proposed, will preclude the construction of any coal-fueled generating facilities that do not have carbon capture and sequestration. Additionally, as proposed, it may be difficult even for combined cycle combustion turbines to meet the carbon dioxide emission standard under certain operating scenarios such as simple cycle or low-load operations on a sustained basis. The EPA indicated in the proposal that it does not have sufficient information to establish GHG new source performance standards for modified or reconstructed units and has not established a schedule for when these units, or other existing sources, will be regulated. However, the EPA is under a consent decree obligation to establish such standards. Until any standards for existing, modified or reconstructed units are proposed and finalized, the impact on MidAmerican Energy's existing facilities cannot be determined.

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

GHG Litigation

MidAmerican Energy closely monitors ongoing environmental litigation. Many of the pending cases described below relate to lawsuits against the industry that attempt to link GHG emissions to public or private harm. MidAmerican Energy believes the cases are without merit, despite decisions where United States Courts of Appeals reversed district court rulings dismissing the cases in 2009. The lower courts initially refrained from adjudicating the cases under the "political question" doctrine, because of their inherently political nature. Nevertheless, an adverse ruling in any of these cases would likely result in increased regulation and costs for GHG emitters, including MidAmerican Energy's generating facilities.

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

In 2007, the United States District Court for the Southern District of Mississippi ("Southern District of Mississippi") dismissed the case of Ned Comer, et al. v. Murphy Oil USA, et al. ("Comer I"). Plaintiffs brought the putative class action lawsuit based on claims that the defendants' GHG emissions contributed to global warming that resulted in a rise in sea level and added to the ferocity of Hurricane Katrina, which caused damage to the plaintiffs' property. Plaintiffs petitioned for a rehearing before the full court of the United States Court of Appeals for the Fifth Circuit ("Fifth Circuit") in March 2010, but in May 2010, the Fifth Circuit dismissed the appeal for failure to have a quorum. The dismissal resulted in the Southern District of Mississippi's decision, holding that property owners did not have standing to sue for climate change and that climate change was a political question for the United States Congress, standing as good law. However, in May 2011, the Comer case was refiled ("Comer II") in the Southern District of Mississippi. In response to the defendants' motions to dismiss in Comer II, the Southern District of Mississippi, in March 2012, granted the motions, dismissing the suit with prejudice. Plaintiffs filed an appeal with the Fifth Circuit in April 2012. Briefs have been filed in the appeal, but the court has not yet scheduled oral argument. MidAmerican Energy was not a party in Comer I and is not a party in Comer II.

In October 2009, the United States District Court for the Northern District of California ("Northern District of California") granted the defendants' motions to dismiss in the case of Native Village of Kivalina v. ExxonMobil Corporation, et al. The plaintiffs filed their complaint in February 2008, asserting claims against 24 defendants, including electric generating companies, oil companies and a coal company, for public nuisance under state and federal common law based on the defendants' GHG emissions. MEHC was a named defendant in the Kivalina case. The Northern District of California dismissed all of the plaintiffs' federal claims, holding that the court lacked subject matter jurisdiction to hear the claims under the political question doctrine, and that the plaintiffs lacked standing to bring their claims. The Northern District of California declined to hear the state law claims and the case was dismissed without prejudice to their future presentation in an appropriate state court. In November 2009, the plaintiffs appealed the case to the United States Court of Appeals for the Ninth Circuit ("Ninth Circuit"). In September 2012, the Ninth Circuit issued its opinion affirming the Northern District of California's dismissal of the plaintiffs' complaint. The Ninth Circuit held that the Clean Air Act displaced the plaintiffs' federal common law claims. In October 2012, the plaintiffs filed a petition for a full rehearing by the Ninth Circuit, which was denied by the Ninth Circuit in November 2012. It is possible the plaintiffs will seek review by the United States Supreme Court.

Water Quality Standards

The federal Water Pollution Control Act ("Clean Water Act") establishes the framework for maintaining and improving water quality in the United States through a program that regulates, among other things, discharges to and withdrawals from waterways. The Clean Water Act requires that cooling water intake structures reflect the "best technology available for minimizing adverse environmental impact" to aquatic organisms. In July 2004, the EPA established significant new technology-based performance standards for existing electricity generating facilities that take in more than 50 million gallons of water per day. These rules were aimed at minimizing the adverse environmental impacts of cooling water intake structures by reducing the number of aquatic organisms lost as a result of water withdrawals. In response to a legal challenge to the rule, in January 2007, the Second Circuit remanded almost all aspects of the rule to the EPA, without addressing whether companies with cooling water intake structures were required to comply with these requirements. On appeal from the Second Circuit, in April 2009, the United States Supreme Court ruled that the EPA permissibly relied on a cost-benefit analysis in setting the national performance standards regarding "best technology available for minimizing adverse environmental impact" at cooling water intake structures and in providing for cost-benefit variances from those standards as part of the §316(b) Clean Water Act Phase II regulations. The United States Supreme Court remanded the case back to the Second Circuit to conduct further proceedings consistent with its opinion.

In March 2011, the EPA released a proposed rule under §316(b) of the Clean Water Act to regulate cooling water intakes at existing facilities. The proposed rule establishes requirements for all power generating facilities that withdraw more than two million gallons per day, based on total design intake capacity, of water from waters of the United States and use at least 25% of the withdrawn water exclusively for cooling purposes. All of MidAmerican Energy's coal-fueled generating facilities, except Louisa, Ottumwa and Walter Scott, Jr. Unit 4, which have water cooling towers, withdraw more than two million gallons per day of water from waters of the United States. The proposed rule includes impingement (i.e., when fish and other organisms are trapped against screens when water is drawn into a facility's cooling system) mortality standards to be met through average impingement mortality or intake velocity design criteria and entrainment (i.e., when organisms are drawn into the facility) standards to be determined on a case-by-case basis. The standards are required to be met as soon as possible after the effective date of the final rule, but no later than eight years thereafter. While the rule was required to be finalized by the EPA by July 2012, the deadline for finalizing the rule was extended to June 2013. Assuming the final rule is issued by June 2013, MidAmerican Energy's generating facilities impacted by the final rule will be required to complete impingement and entrainment studies in 2014. The costs of compliance with the cooling water intake structure rule cannot be determined until the rule is final and the prescribed studies are conducted. In the event that MidAmerican Energy's existing intake structures require modification, the costs are not anticipated to be significant to the consolidated financial statements.

Coal Combustion Byproduct Disposal

In December 2008, an ash impoundment dike at the Tennessee Valley Authority's Kingston power plant collapsed after heavy rain, releasing a significant amount of fly ash and bottom ash, coal combustion byproducts, and water to the surrounding area. In light of this incident, federal and state officials have called for greater regulation of the storage and disposal of coal combustion byproducts. In May 2010, the EPA released a proposed rule to regulate the management and disposal of coal combustion byproducts, presenting two alternatives to regulation under the RCRA. Under the first option, coal combustion byproducts would be regulated as special waste under RCRA Subtitle C and the EPA would establish requirements for coal combustion byproducts from the point of generation to disposition, including the closure of disposal units. Alternatively, the EPA is considering regulation under RCRA Subtitle D under which it would establish minimum nationwide standards for the disposal of coal combustion byproducts. Under both options, surface impoundments utilized for coal combustion byproducts would have to be cleaned and closed unless they could meet more stringent regulatory requirements; in addition, more stringent requirements would be implemented for new ash landfills and expansions of existing ash landfills. MidAmerican Energy operates eight surface impoundments and four landfills that contain coal combustion byproducts. These ash impoundments and landfills may be impacted by the newly proposed regulation, particularly if the materials are regulated as hazardous or special waste under RCRA Subtitle C, and could pose significant additional costs associated with ash management and disposal activities at MidAmerican Energy's coal-fueled generating facilities. The public comment period closed in November 2010.The EPA has not indicated when the rule will be finalized, and the substance of the final rule is not known. In briefs filed in litigation pending in the D.C. Circuit to force the EPA to meet a deadline to issue final coal combustion byproduct rules, the EPA indicated it needs until at least 2014 to review comments, formulate a risk assessment and coordinate the rule with the effluent limit guidelines. In the 112th United States Congress, efforts were undertaken, but not adopted, to regulate coal combustion byproducts under RCRA Subtitle D. Similar efforts are expected in the 113th United States Congress. The impact of the proposed regulations on coal combustion byproducts cannot be determined at this time; however, MidAmerican Energy has begun developing surface impoundment and landfill compliance plan options to ensure that physical infrastructure decisions are aligned with the potential outcomes of the rulemaking.

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

Collateral and Contingent Features

Debt and preferred securities of MidAmerican Energy are rated by credit rating agencies. Assigned credit ratings are based on each rating agency's assessment of MidAmerican Energy's ability to, in general, meet the obligations of its issued debt or preferred securities. The credit ratings are not a recommendation to buy, sell or hold securities, and there is no assurance that a particular credit rating will continue for any given period of time. As of December 31, 2012, MidAmerican Energy's credit ratings for its senior unsecured debt from the three recognized credit rating agencies were investment grade.

MidAmerican Funding and MidAmerican Energy have no credit rating downgrade triggers that would accelerate the maturity dates of its outstanding debt, and a change in ratings is not an event of default under the applicable debt instruments. MidAmerican Energy's unsecured revolving credit facilities do not require the maintenance of a minimum credit rating level in order to draw upon its availability but, under certain instances, sufficient covenant tests must be maintained if ratings drop below a certain level. However, commitment fees and interest rates under the credit facilities are tied to credit ratings and increase or decrease when the ratings change. A ratings downgrade could also increase the future cost of commercial paper, short- and long-term debt issuances or new credit facilities.

In accordance with industry practice, certain wholesale agreements, including derivative contracts, contain provisions that require MidAmerican Energy to maintain specific credit ratings on its unsecured debt from one or more of the three recognized credit rating agencies. These agreements may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance" in the event of a material adverse change in MidAmerican Energy's creditworthiness. These rights can vary by contract and by counterparty. If all credit-risk-related contingent features or adequate assurance provisions for these agreements had been triggered as of December 31, 2012, MidAmerican Energy would have been required to post $241 million of additional collateral. MidAmerican Energy's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors. Refer to Note 13 of Notes to Consolidated Financial Statements in Item 8 of this Form 10‑K for a discussion of MidAmerican Energy's collateral requirements specific to its derivative contracts.

In July 2010, the President signed into law the Dodd-Frank Reform Act. The Dodd-Frank Reform Act reshapes financial regulation in the United States by creating new regulators, regulating new markets and firms, and providing new enforcement powers to regulators. Virtually all major areas of the Dodd-Frank Reform Act are and have been subject to extensive rulemaking proceedings being conducted both jointly and independently by multiple regulatory agencies, some of which have been completed and others that are expected to be finalized in 2013.

MidAmerican Energy is a party to derivative contracts, including over-the-counter derivative contracts. The Dodd-Frank Reform Act provides for extensive new regulation of over-the-counter derivative contracts and certain market participants, including imposition of mandatory clearing, exchange trading, capital, margin, reporting, recordkeeping and business conduct requirements primarily for "swap dealers" and "major swap participants." The Dodd-Frank Reform Act provides certain exemptions from these requirements for commercial end-users when using derivatives to hedge or mitigate commercial risk of their businesses, and MidAmerican Energy believes it will qualify for many of these exemptions. MidAmerican Energy generally does not enter into over-the-counter derivative contracts for purposes unrelated to hedging or mitigating commercial risk and will not be required to register as a swap dealer or major swap participant. The outcome of remaining Dodd-Frank Reform Act rulemaking proceedings cannot be predicted, but requirements resulting from these proceedings could directly impact MidAmerican Energy or could have impacts to energy and other markets in general that could have an impact on MidAmerican Energy's consolidated financial results.

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

Accounting for the Effects of Certain Types of Regulation

MidAmerican Energy prepares its financial statements in accordance with authoritative guidance for regulated operations, which recognizes the economic effects of regulation. Accordingly, MidAmerican Energy defers the recognition of certain costs or income if it is probable that, through the ratemaking process, there will be a corresponding increase or decrease in future regulated rates. Regulatory assets and liabilities are established to reflect the impacts of these deferrals, which are recognized in earnings in the periods the corresponding changes in regulated rates occur.

MidAmerican Energy continually evaluates the applicability of the guidance for regulated operations and whether its regulatory assets and liabilities are probable of inclusion in future regulated rates by considering factors such as a change in the regulator's approach to setting rates from cost-based ratemaking to another form of regulation, other regulatory actions or the impact of competition, that could limit MidAmerican Energy's ability to recover its costs. MidAmerican Energy believes the application of the guidance for regulated operations is appropriate, and its existing regulatory assets and liabilities are probable of inclusion in future regulated rates. The evaluation reflects the current political and regulatory climate at both the federal and state levels. If it becomes no longer probable that the deferred costs or income will be included in future regulated rates, the related regulatory assets and liabilities will be written off to net income, returned to customers or re-established as accumulated other comprehensive income (loss). Total regulatory assets were $876 million and total regulatory liabilities were $750 million as of December 31, 2012. Refer to Note 4 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding regulatory assets and liabilities.

Impairment of Goodwill

MidAmerican Funding's Consolidated Balance Sheet as of December 31, 2012, includes goodwill from the acquisition of MHC totaling $1.3 billion. Goodwill is allocated to each reporting unit. MidAmerican Funding evaluates goodwill for impairment at least annually and completed its annual review as of October 31. Additionally, no indicators of impairment were identified as of December 31, 2012. A significant amount of judgment is required in estimating the fair value of the reporting unit and performing goodwill impairment tests. MidAmerican Funding uses a variety of methods to estimate a reporting unit's fair value, principally discounted projected future net cash flows. Key assumptions used include, but are not limited to, the use of estimated future cash flows; multiples of earnings and regulatory asset value; and an appropriate discount rate. Estimated future cash flows are impacted by, among other factors, growth rates, changes in regulations and rates, ability to renew contracts and estimates of future commodity prices. In estimating future cash flows, MidAmerican Funding incorporates current market information, as well as historical factors.

Pension and Other Postretirement Benefits

MidAmerican Energy sponsors defined benefit pension and other postretirement benefit plans that cover the majority of the employees of MEHC and its domestic energy subsidiaries other than PacifiCorp. MidAmerican Energy recognizes the funded status of its defined benefit pension and other postretirement benefit plans on the Consolidated Balance Sheets. Funded status is the fair value of plan assets minus the benefit obligation as of the measurement date. As of December 31, 2012, MidAmerican Energy recognized a net liability totaling $190 million for the funded status of its defined benefit pension and other postretirement benefit plans. As of December 31, 2012, amounts not yet recognized as a component of net periodic benefit cost that were included in regulatory assets totaled $121 million.

The expense and benefit obligations relating to these defined benefit pension and other postretirement benefit plans are based on actuarial valuations. Inherent in these valuations are key assumptions, including discount rates, expected long-term rate of return on plan assets and healthcare cost trend rates. These key assumptions are reviewed annually and modified as appropriate. MidAmerican Energy believes that the assumptions utilized in recording obligations under the plans are reasonable based on prior plan experience and current market and economic conditions. Refer to Note 11 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for disclosures about MidAmerican Energy's defined benefit pension and other postretirement benefit plans, including the key assumptions used to calculate the funded status and net periodic benefit cost for these plans as of and for the year ended December 31, 2012.

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

MidAmerican Energy chooses a healthcare cost trend rate that reflects the near and long-term expectations of increases in medical costs and corresponds to the expected benefit payment periods. The healthcare cost trend rate is assumed to gradually decline to 5% in 2018 at which point the rate is assumed to remain constant. Refer to Note 11 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for healthcare cost trend rate sensitivity disclosures.

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

			Other Postretirement
	Pension Plans		Benefit Plans
	+0.5%	-0.5%	+0.5%	-0.5%

Effect on December 31, 2012 Benefit Obligations:
Discount rate	$(39)	$43	$(9)	$10

Effect on 2012 Periodic Cost:
Discount rate	—	—	—	—
Expected rate of return on plan assets	(3)	3	(1)	1

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

Income Taxes

In determining MidAmerican Funding's and MidAmerican Energy's income taxes, management is required to interpret complex income tax laws and regulations, which includes consideration of regulatory implications imposed by MidAmerican Energy's various regulatory jurisdictions. MidAmerican Funding's and MidAmerican Energy's income tax returns are subject to continuous examinations by federal, state and local tax authorities that may give rise to different interpretations of these complex laws and regulations. Due to the nature of the examination process, it generally takes years before these examinations are completed and these matters are resolved. MidAmerican Funding and MidAmerican Energy recognize the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the Consolidated Financial Statements from such a position are measured based on the largest benefit that is more-likely-than-not of being realized upon ultimate settlement. Although the ultimate resolution of their federal, state and local tax examinations is uncertain, each company believes it has made adequate provisions for its income tax positions. The aggregate amount of any additional income tax liabilities that may result from these examinations, if any, is not expected to have a material adverse impact on its consolidated financial results. Refer to Note 10 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding income taxes.

MidAmerican Energy is required to pass income tax benefits related to certain property-related basis differences and other various differences on to its customers in Iowa. These amounts were recognized as a net regulatory asset totaling $640 million as of December 31, 2012, and will be included in regulated rates when the temporary differences reverse. Management believes the existing net regulatory assets are probable of inclusion in regulated rates. If it becomes no longer probable that these costs will be included in regulated rates, the related regulatory asset will be charged to net income.

Revenue Recognition - Unbilled Revenue

Unbilled revenue was $135 million as of December 31, 2012. Revenue from electric and natural gas customers is recognized as electricity or natural gas is delivered or services are provided. The determination of customer billings is based on a systematic reading of meters and fixed reservation charges based on contractual quantities and rates. At the end of each month, energy provided to customers since the date of the last meter reading is estimated, and the corresponding unbilled revenue is recorded. Factors that can impact the estimate of unbilled energy include, but are not limited to, seasonal weather patterns, total volumes supplied to the system, line losses, economic impacts and composition of sales among customer classes. Estimates are reversed in the following month and actual revenue is recorded based on subsequent meter readings.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

MidAmerican Energy's Consolidated Balance Sheets include assets and liabilities with fair values that are subject to market risks. MidAmerican Energy's significant market risks are primarily associated with commodity prices, interest rates and the extension of credit to counterparties with which it transacts. The following discussion address the significant market risks associated with MidAmerican Energy's business activities. MidAmerican Energy has established guidelines for credit risk management. Refer to Notes 2 and 5 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding MidAmerican Energy's contracts accounted for as derivatives.

Commodity Price Risk

MidAmerican Energy is principally exposed to electricity, natural gas, coal and fuel oil commodity price risk as it has an obligation to serve retail customer load in its regulated service territory. MidAmerican Energy also provides nonregulated retail electricity and natural gas services in competitive markets. MidAmerican Energy's load and generating facilities represent substantial underlying commodity positions. Exposures to commodity prices consist mainly of variations in the price of fuel required to generate electricity, wholesale electricity that is purchased and sold, and natural gas supply for regulated and nonregulated retail customers. Commodity prices are subject to wide price swings as supply and demand are impacted by, among many other unpredictable items, weather, market liquidity, generating facility availability, customer usage, storage, and transmission and transportation constraints. MidAmerican Energy does not engage in a material amount of proprietary trading activities. To mitigate a portion of its commodity price risk, MidAmerican Energy uses commodity derivative contracts, which may include forwards, futures, options, swaps and other agreements, to effectively secure future supply or sell future production generally at fixed prices. MidAmerican Energy does not hedge all of its commodity price risk, thereby exposing the unhedged portion to changes in market prices. MidAmerican Energy's exposure to commodity price risk is generally limited by its ability to include the costs in regulated rates, which is subject to regulatory lag that occurs between the time the costs are incurred and when the costs are included in regulated rates, as well as the impact of any customer sharing resulting from cost adjustment mechanisms.

The table that follows summarizes MidAmerican Energy's price risk on commodity contracts accounted for as derivatives, excluding collateral netting of $7 million and $33 million, as of December 31, 2012 and 2011, respectively, and shows the effects of a hypothetical 10% increase and 10% decrease in forward market prices with the contracted or expected volumes. The selected hypothetical change does not reflect what could be considered the best or worst case scenarios (dollars in millions):

	Fair Value -	Estimated Fair Value after
	Net Asset	Hypothetical Change in Price
	(Liability)	10% increase	10% decrease
As of December 31, 2012:
Not designated as hedging contracts	$(45)	$(53)	$(37)
Designated as hedging contracts	(32)	4	(68)
Total commodity derivative contracts	$(77)	$(49)	$(105)

As of December 31, 2011:
Not designated as hedging contracts	$(72)	$(58)	$(86)
Designated as hedging contracts	(43)	(5)	(81)
Total commodity derivative contracts	$(115)	$(63)	$(167)

The majority of MidAmerican Energy's commodity derivative contracts not designated as hedging contracts are recoverable from customers in regulated rates and, therefore, net unrealized gains and losses associated with interim price movements on commodity derivative contracts do not expose MidAmerican Energy to earnings volatility. As of December 31, 2012 and 2011, a net regulatory asset of $45 million and $73 million, respectively, was recorded related to the net derivative liability of $45 million and $72 million, respectively. For MidAmerican Energy's commodity derivative contracts designated as hedging contracts, net unrealized gains and losses associated with interim price movements on commodity derivative contracts, to the extent the hedge is considered effective, generally do not expose MidAmerican Energy to earnings volatility. The settled cost of these commodity derivative contracts is generally included in regulated rates. Consolidated financial results would be negatively impacted if the costs of wholesale electricity, natural gas or fuel are higher than what is included in regulated rates, including the impacts of adjustment mechanisms.

Interest Rate Risk

MidAmerican Energy and MidAmerican Funding are exposed to interest rate risk on their outstanding variable-rate short- and long-term debt and future debt issuances. MidAmerican Energy and MidAmerican Funding manage interest rate risk by limiting their exposure to variable interest rates primarily through the issuance of fixed-rate long-term debt and by monitoring market changes in interest rates. As a result of the fixed interest rates, the fixed-rate long-term debt does not expose MidAmerican Energy or MidAmerican Funding to the risk of loss due to changes in market interest rates. Additionally, because fixed-rate long-term debt is not carried at fair value on the Consolidated Balance Sheets, changes in fair value would impact earnings and cash flows only if MidAmerican Energy or MidAmerican Funding were to reacquire all or a portion of these instruments prior to their maturity. MidAmerican Energy or MidAmerican Funding may from time to time enter into interest rate derivative contracts, such as interest rate swaps or locks, to mitigate their exposure to interest rate risk. The nature and amount of their short- and long-term debt can be expected to vary from period to period as a result of future business requirements, market conditions and other factors. Refer to Notes 14, 8 and 9 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-K for additional discussion of MidAmerican Energy's and MidAmerican Funding's short- and long-term debt.

As of December 31, 2012 and 2011, MidAmerican Energy had short- and long-term variable-rate obligations totaling $195 million that expose MidAmerican Energy to the risk of increased interest expense in the event of increases in short-term interest rates. The market risk related to MidAmerican Energy's variable-rate debt as of December 31, 2012, is not hedged. If variable interest rates were to increase by 10% from December 31 levels, it would not have a material effect on MidAmerican Energy's annual interest expense. The carrying value of the variable-rate obligations approximates fair value as of December 31, 2012 and 2011.

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

During 2012, approximately 83% of MidAmerican Energy's electric wholesale sales revenue resulted from participation in RTOs, including the MISO and the PJM. MidAmerican Energy has potential indirect credit exposure to other market participants in these RTO markets. In the event of a default by a RTO market participant on its market-related obligations, losses are allocated among all other market participants in proportion to each participant's share of overall market activity during the period of time the loss was incurred, diversifying MidAmerican Energy's exposure to credit losses from individual participants. Transactional activities of MidAmerican Energy and other participants in organized RTO markets are governed by credit policies specified in each respective RTO's governing tariff or related business practices. Credit policies of RTO's, which have been developed through extensive stakeholder participation, generally seek to minimize potential loss in the event of a market participant default without unnecessarily inhibiting access to the marketplace. MidAmerican Energy's share of historical losses from defaults by other RTO market participants has not been material. As of December 31, 2012, MidAmerican Energy's aggregate direct credit exposure from electric wholesale marketing counterparties was not material.

Item 8.	Financial Statements and Supplementary Data

MidAmerican Energy Company and Subsidiary

MidAmerican Funding, LLC and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
MidAmerican Energy Company
Des Moines, Iowa

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of MidAmerican Energy Company and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the Company's financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MidAmerican Energy Company and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Des Moines, Iowa
March 1, 2013

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in millions)

	As of December 31,
	2012	2011
ASSETS
Utility plant, net:
Electric	$11,416	$10,587
Gas	1,301	1,255
Gross utility plant in service	12,717	11,842
Accumulated depreciation and amortization	(4,413)	(4,120)
Utility plant in service, net	8,304	7,722
Construction work in progress	318	173
Total utility plant, net	8,622	7,895
Current assets:
Cash and cash equivalents	354	1
Receivables, net	416	373
Income tax receivables	—	272
Inventories	240	201
Other	56	57
Total current assets	1,066	904
Other assets:
Regulatory assets	876	831
Investments and nonregulated property, net	535	503
Other	133	177
Total other assets	1,544	1,511
Total assets	$11,232	$10,310
CAPITALIZATION AND LIABILITIES
Capitalization:
MidAmerican Energy common shareholder's equity	$3,608	$3,244
Preferred securities	27	27
Noncontrolling interests	—	1
Long-term debt, excluding current portion	2,590	3,115
Total capitalization	6,225	6,387
Current liabilities:
Current portion of long-term debt	669	—
Accounts payable	386	313
Taxes accrued	224	107
Interest accrued	27	34
Other	120	119
Total current liabilities	1,426	573
Other liabilities:
Deferred income taxes	2,164	1,918
Asset retirement obligations	318	293
Regulatory liabilities	750	719
Other	349	420
Total other liabilities	3,581	3,350
Total capitalization and liabilities	$11,232	$10,310

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in millions)

	Years Ended December 31,
	2012	2011	2010
Operating revenue:
Regulated electric	$1,694	$1,662	$1,779
Regulated gas	659	769	852
Nonregulated	889	1,070	1,179
Total operating revenue	3,242	3,501	3,810

Operating costs and expenses:
Regulated:
Cost of fuel, energy and capacity	458	491	566
Cost of gas sold	424	519	602
Other operating expenses	427	413	421
Maintenance	220	197	204
Depreciation and amortization	392	336	344
Property and other taxes	115	115	112
Total regulated operating costs and expenses	2,036	2,071	2,249
Nonregulated:
Cost of sales	807	972	1,076
Other	29	29	26
Total nonregulated operating costs and expenses	836	1,001	1,102
Total operating costs and expenses	2,872	3,072	3,351

Operating income	370	429	459

Non-operating income:
Interest income	1	1	1
Allowance for equity funds	14	16	4
Other, net	9	7	(2)
Total non-operating income	24	24	3

Fixed charges:
Interest on long-term debt	142	157	155
Other interest expense	1	1	1
Allowance for borrowed funds	(5)	(7)	(2)
Total fixed charges	138	151	154

Income before income tax benefit	256	302	308
Income tax benefit	(99)	(17)	(49)

Net income	355	319	357
Preferred dividends	1	1	—

Earnings on common stock	$354	$318	$357

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)

	Years Ended December 31,
	2012	2011	2010

Net income	$355	$319	$357

Other comprehensive income (loss):
Unrealized gains on available-for-sale securities, net of tax of $2, $- and $2	3	1	2
Unrealized gains (losses) on cash flow hedges, net of tax of $4, $(3) and $11	7	(6)	18
Total other comprehensive income (loss), net of tax	10	(5)	20

Comprehensive income	$365	$314	$377

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in millions)

	MidAmerican Energy Shareholders' Equity
			Accumulated
			Other
	Common	Retained	Comprehensive	Preferred	Noncontrolling	Total
	Stock	Earnings	Loss, Net	Securities	Interests	Equity

Balance, December 31, 2009	$561	$2,417	$(49)	$30	$1	$2,960
Net income	—	357	—	—	—	357
Other comprehensive income	—	—	20	—	—	20
Repurchase of preferred securities	1	—	—	(3)	—	(2)
Common dividends	—	(375)	—	—	—	(375)
Preferred dividends	—	(1)	—	—	—	(1)
Balance, December 31, 2010	562	2,398	(29)	27	1	2,959
Net income	—	319	—	—	—	319
Other comprehensive loss	—	—	(5)	—	—	(5)
Preferred dividends	—	(1)	—	—	—	(1)
Balance, December 31, 2011	562	2,716	(34)	27	1	3,272
Net income	—	355	—	—	—	355
Other comprehensive income	—	—	10	—	—	10
Preferred dividends	—	(1)	—	—	—	(1)
Disposition of subsidiary	—	—	—	—	(1)	(1)
Balance, December 31, 2012	$562	$3,070	$(24)	$27	$—	$3,635

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)

	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$355	$319	$357
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	392	336	344
Deferred income taxes and amortization of investment tax credits	178	463	137
Changes in other assets and liabilities	49	33	32
Losses from impairment of assets	—	—	8
Other, net	(21)	(27)	(7)
Changes in other operating assets and liabilities:
Receivables, net	(14)	27	25
Inventories	(40)	(40)	(1)
Derivative collateral, net	4	(12)	6
Contributions to pension and other postretirement benefit plans, net	(53)	(41)	(6)
Accounts payable	12	(26)	(10)
Taxes accrued	420	(255)	(56)
Other current assets and liabilities	(6)	(7)	2
Net cash flows from operating activities	1,276	770	831

Cash flows from investing activities:
Utility construction expenditures	(645)	(565)	(337)
Purchases of available-for-sale securities	(64)	(77)	(80)
Proceeds from sales of available-for-sale securities	45	70	73
Proceeds from sales of other investments	7	—	—
Other, net	18	13	8
Net cash flows from investing activities	(639)	(559)	(336)

Cash flows from financing activities:
Dividends	(1)	(1)	(376)
Repayments of long-term debt	(283)	(412)	—
Repurchase of preferred securities	—	—	(3)
Net cash flows from financing activities	(284)	(413)	(379)

Net change in cash and cash equivalents	353	(202)	116
Cash and cash equivalents at beginning of year	1	203	87
Cash and cash equivalents at end of year	$354	$1	$203

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CAPITALIZATION
(Amounts in millions, except share amounts)

	As of December 31,
	2012	2011
MidAmerican Energy common shareholder's equity:
Common shares, no par; 350,000,000 authorized; 70,980,203 outstanding	$562	$562
Retained earnings	3,070	2,716
Accumulated other comprehensive loss, net:
Unrealized losses on available-for-sale securities, net of tax of $(4) and $(6)	(5)	(8)
Unrealized losses on cash flow hedges, net of tax of $(13) and $(17)	(19)	(26)
MidAmerican Energy common shareholder's equity	3,608	3,244
Preferred securities (100,000,000 shares authorized):
Cumulative shares outstanding; not subject to mandatory redemption:
$3.30 Series, 49,451 shares	5	5
$3.75 Series, 38,305 shares	4	4
$3.90 Series, 32,630 shares	3	3
$4.20 Series, 22,461 shares	2	2
$4.35 Series, 39,775 shares	4	4
$4.40 Series, 35,697 shares	4	4
$4.80 Series, 49,898 shares	5	5
Total preferred securities	27	27
Noncontrolling interests	—	1
Long-term debt:
Variable-rate tax-exempt obligation series (2012- 0.18%, 2011- 0.15%):
Due 2016	34	34
Due 2017	4	4
Due 2023, issued in 1993	7	7
Due 2023, issued in 2008	57	57
Due 2024	35	35
Due 2025	13	13
Due 2038	45	45
Notes:
5.125% Series, due 2013	—	275
4.65% Series, due 2014	350	350
5.95% Series, due 2017	250	250
5.3% Series, due 2018	350	350
6.75% Series, due 2031	400	400
5.75% Series, due 2035	300	300
5.8% Series, due 2036	350	350
Turbine purchase obligation, 1.46%, due 2013	—	669
Turbine purchase obligation, 1.43%, due 2015	426	—
Obligations under capital leases	1	1
Unamortized debt discount	(32)	(25)
Total long-term debt, excluding current portion	2,590	3,115
Total capitalization	$6,225	$6,387

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Company Organization

MidAmerican Energy Company ("MidAmerican Energy") is a public utility with electric and natural gas operations and is the principal subsidiary of MHC Inc. ("MHC"). MHC is a holding company that conducts no business other than the ownership of its subsidiaries and related corporate services. MHC's nonregulated subsidiaries include Midwest Capital Group, Inc. and MEC Construction Services Co. MHC is the direct wholly owned subsidiary of MidAmerican Funding, LLC, ("MidAmerican Funding"), which is an Iowa limited liability company with MidAmerican Energy Holdings Company ("MEHC") as its sole member. MEHC is a consolidated subsidiary of Berkshire Hathaway Inc. ("Berkshire Hathaway").

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

MidAmerican Energy prepares its financial statements in accordance with authoritative guidance for regulated operations, which recognizes the economic effects of regulation. Accordingly, MidAmerican Energy defers the recognition of certain costs or income if it is probable that, through the ratemaking process, there will be a corresponding increase or decrease in future regulated rates. Regulatory assets and liabilities are established to reflect the impacts of these deferrals, which are recognized in earnings in the periods the corresponding changes in regulated rates occur.

MidAmerican Energy continually evaluates the applicability of the guidance for regulated operations and whether its regulatory assets and liabilities are probable of inclusion in future regulated rates by considering factors such as a change in the regulator's approach to setting rates from cost-based ratemaking to another form of regulation, other regulatory actions or the impact of competition, that could limit MidAmerican Energy's ability to recover its costs. MidAmerican Energy believes the application of the guidance for regulated operations is appropriate, and its existing regulatory assets and liabilities are probable of inclusion in future regulated rates. The evaluation reflects the current political and regulatory climate at both the federal and state levels. If it becomes no longer probable that the deferred costs or income will be included in future regulated rates, the related regulatory assets and liabilities will be written off to net income, returned to customers or re-established as accumulated other comprehensive income (loss) ("AOCI").

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

Cash Equivalents and Restricted Cash and Investments

Cash equivalents consist of funds invested in money market mutual funds, United States Treasury Bills and other investments with a maturity of three months or less when purchased. Cash and cash equivalents exclude amounts where availability is restricted by legal requirements, loan agreements or other contractual provisions. Restricted amounts are included in other current assets and investments and nonregulated property, net on the Consolidated Balance Sheets.

Investments

MidAmerican Energy's management determines the appropriate classification of investments in debt and equity securities at the acquisition date and reevaluates the classification at each balance sheet date. Investments that management does not intend to use or is restricted from using in current operations are presented as noncurrent on the Consolidated Balance Sheets.

Available-for-sale securities are carried at fair value with realized gains and losses, as determined on a specific identification basis, recognized in earnings and unrealized gains and losses recognized in AOCI, net of tax. Realized and unrealized gains and losses on securities in a trust related to the decommissioning of the Quad Cities Generating Station Units 1 and 2 ("Quad Cities Station") are recorded as a regulatory liability because MidAmerican Energy expects to recover costs for these activities through regulated rates. Held-to-maturity securities are carried at amortized cost, reflecting the ability and intent to hold the securities to maturity.

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

Allowance for Doubtful Accounts

Receivables are stated at the outstanding principal amount, net of an estimated allowance for doubtful accounts. The allowance for doubtful accounts is based on MidAmerican Energy's assessment of the collectibility of amounts owed to it by its customers. This assessment requires judgment regarding the ability of customers to pay or the outcome of any pending disputes. As of December 31, 2012 and 2011, the allowance for doubtful accounts totaled $10 million and $8 million, respectively, and is included in receivables, net on the Consolidated Balance Sheets.

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

Inventories

Inventories consist mainly of coal stocks, totaling $122 million and $89 million as of December 31, 2012 and 2011, respectively, materials and supplies, totaling $86 million and $79 million as of December 31, 2012 and 2011, respectively, and natural gas in storage, totaling $27 million and $28 million as of December 31, 2012 and 2011, respectively. The cost of materials and supplies, coal stocks and fuel oil is determined using the average cost method. The cost of stored natural gas is determined using the last-in-first-out method. With respect to stored natural gas, the replacement cost would be $26 million and $27 million higher as of December 31, 2012 and 2011, respectively.

Utility Plant, Net

General

Additions to utility plant are recorded at cost. MidAmerican Energy capitalizes all construction-related material, direct labor and contract services, as well as indirect construction costs. Indirect construction costs include debt allowance for funds used during construction ("AFUDC") and equity AFUDC. The cost of additions and betterments are capitalized, while costs incurred that do not improve or extend the useful lives of the related assets are generally expensed. Additionally, MidAmerican Energy has regulatory arrangements in Iowa in which the carrying cost of certain utility plant has been reduced for amounts associated with electric returns on equity exceeding specified thresholds.

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

During the second quarter of 2011, MidAmerican Energy revised its electric and gas utility plant depreciation rates based on the results of a depreciation study. The new rates generally reflect longer estimated useful lives and lower net salvage. The effect of this change was to reduce depreciation and amortization expense by $16 million for 2011 and $28 million annually based on depreciable plant balances at the time of the change. During the third quarter of 2012, MidAmerican Energy revised its depreciation rates for certain generation facility assets reflecting shorter estimated useful lives. The effect of this change was an increase in depreciation and amortization expense of $5 million in 2012 and is estimated to be an increase of $11 million annually based on depreciable plant balances at the time of the change.

The average depreciation and amortization rates applied to depreciable utility plant for the years ended December 31 were as follows:

	2012	2011	2010

Electric	3.3%	3.2%	3.4%
Gas	2.8%	2.9%	3.0%

Generally, when MidAmerican Energy retires or sells a component of utility plant, it charges the original cost, net of any proceeds from the disposition to accumulated depreciation. Any gain or loss on disposals of nonregulated assets is recorded through earnings.

MidAmerican Energy capitalizes debt and equity AFUDC, which represent the estimated costs of debt and equity funds necessary to finance the construction of its regulated facilities, as a component of utility plant, with offsetting credits to the Consolidated Statements of Operations. AFUDC is computed based on guidelines set forth by the FERC. After construction is completed, MidAmerican Energy is permitted to earn a return on these costs as a component of the related assets, as well as recover these costs through depreciation expense over the useful lives of the related assets.

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

Revenue Recognition

Revenue from electric and natural gas customers is recognized as electricity or natural gas is delivered or services are provided. Revenue recognized includes billed and unbilled amounts. As of December 31, 2012 and 2011, unbilled revenue was $135 million and $141 million, respectively, and is included in receivables, net on the Consolidated Balance Sheets.

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

All of MidAmerican Energy's regulated retail gas sales are subject to energy adjustment clauses. MidAmerican Energy also has costs that are recovered, at least in part, through bill riders, including demand-side management costs. The clauses and riders allow MidAmerican Energy to adjust the amounts charged for electric and gas service as the related costs change. The costs recovered in revenue through use of the adjustment clauses and bill riders is charged to expense in the same period the related revenue is recognized. At any given time, these costs may be over or under collected from customers. The total under collection included in receivables at December 31, 2012 and 2011, was $54 million and $24 million, respectively.

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

Deferred income tax assets and liabilities are based on differences between the financial statement and income tax basis of assets and liabilities using estimated income tax rates expected to be in effect for the year in which the differences are expected to reverse. Changes in deferred income tax assets and liabilities that are associated with components of OCI are charged or credited directly to OCI. Changes in deferred income tax assets and liabilities that are associated with income tax benefits related to certain property-related basis differences and other various differences that MidAmerican Energy is required to pass on to its customers in Iowa are charged or credited directly to a regulatory asset or liability. As of December 31, 2012 and 2011, these amounts were recognized as a net regulatory asset totaling $640 million and $569 million, respectively, and will be included in regulated rates when the temporary differences reverse. Other changes in deferred income tax assets and liabilities are included as a component of income tax expense. Changes in deferred income tax assets and liabilities attributable to changes in enacted income tax rates are charged or credited to income tax expense in the period of enactment. Investment tax credits are generally deferred and amortized over the estimated useful lives of the related properties or as prescribed by various regulatory jurisdictions.

In determining MidAmerican Funding's and MidAmerican Energy's income taxes, management is required to interpret complex income tax laws and regulations, which includes consideration of regulatory implications imposed by MidAmerican Energy's various regulatory jurisdictions. MidAmerican Funding's and MidAmerican Energy's income tax returns are subject to continuous examinations by federal, state and local tax authorities that may give rise to different interpretations of these complex laws and regulations. Due to the nature of the examination process, it generally takes years before these examinations are completed and these matters are resolved. MidAmerican Funding and MidAmerican Energy recognize the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the Consolidated Financial Statements from such a position are measured based on the largest benefit that is more-likely-than-not of being realized upon ultimate settlement. Although the ultimate resolution of their federal, state and local income tax examinations is uncertain, each company believes it has made adequate provisions for its income tax positions. The aggregate amount of any additional income tax liabilities that may result from these examinations, if any, is not expected to have a material adverse impact on its consolidated financial results. MidAmerican Funding's and MidAmerican Energy's unrecognized tax benefits are primarily included in taxes accrued and other long-term liabilities on their respective Consolidated Balance Sheets. Estimated interest and penalties, if any, related to uncertain tax positions are included as a component of income tax expense on the Consolidated Statements of Operations.

New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013‑02, which amends FASB Accounting Standards Codification ("ASC") Topic 220, "Comprehensive Income." The amendments in this guidance require an entity to provide information about the amounts reclassified out of AOCI by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required by GAAP that provide additional detail about those amounts. This guidance is effective prospectively for interim and annual reporting periods beginning after December 15, 2012. MidAmerican Energy is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

In December 2011, the FASB issued ASU No. 2011‑11, which amends FASB ASC Topic 210, "Balance Sheet." The amendments in this guidance require an entity to provide quantitative disclosures about offsetting financial instruments and derivative instruments. Additionally, this guidance requires qualitative and quantitative disclosures about master netting agreements or similar agreements when the financial instruments and derivative instruments are not offset. This guidance is effective for fiscal years beginning on or after January 1, 2013, and for interim periods within those fiscal years. In January 2013, the FASB issued ASU No. 2013‑01, which also amends FASB ASC Topic 210 to clarify that the scope of ASU No. 2011‑11 only applies to derivative instruments, repurchase agreements, reverse purchase agreements and securities borrowing and securities lending transactions that are either being offset or are subject to an enforceable master netting arrangement or similar agreement. ASU No. 2013‑01 is also effective for fiscal years beginning on or after January 1, 2013, and for interim periods within those fiscal years. MidAmerican Energy is currently evaluating the impact of adopting this guidance on its disclosures included within Notes to Consolidated Financial Statements.

In June 2011, the FASB issued ASU No. 2011‑05, which amends FASB ASC Topic 220, "Comprehensive Income." ASU No. 2011‑05 provides an entity with the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Regardless of the option chosen, this guidance also requires presentation of items on the face of the financial statements that are reclassified from other comprehensive income to net income. This guidance does not change the items that must be reported in other comprehensive income, when an item of other comprehensive income must be reclassified to net income or how tax effects of each item of other comprehensive income are presented. This guidance is effective for interim and annual reporting periods beginning after December 15, 2011. In December 2011, the FASB issued ASU 2011‑12, which also amends FASB ASC Topic 220 to defer indefinitely the ASU No. 2011‑05 requirement to present items on the face of the financial statements that are reclassified from other comprehensive income to net income. ASU No. 2011‑12 is also effective for interim and annual reporting periods beginning after December 15, 2011. MidAmerican Energy adopted this guidance on January 1, 2012 and elected the two separate but consecutive statements option.

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

The amounts shown in the table below represent MidAmerican Energy's share in each jointly owned facility as of December 31, 2012 (dollars in millions):

			Accumulated	Construction
	Company	Plant in	Depreciation and	Work in
	Share	Service	Amortization	Progress

Louisa Unit No. 1	88.0%	$738	$368	$1
Quad Cities Unit Nos. 1 & 2(1)	25.0	595	272	37
Walter Scott, Jr. Unit No. 3	79.1	542	269	1
Walter Scott, Jr. Unit No. 4(2)	59.7	437	65	1
Ottumwa Unit No. 1	52.0	274	166	88
George Neal Unit No. 3	72.0	181	136	71
George Neal Unit No. 4	40.6	171	143	71
Transmission facilities(3)	Various	238	75	—
Total		$3,176	$1,494	$270

(1)	Includes amounts related to nuclear fuel.

(2)	Plant in service and accumulated depreciation and amortization amounts are net of credits applied under Iowa revenue sharing arrangements totaling $319 million and $46 million, respectively.

(3)	Includes 345 and 161 kilovolt transmission lines and substations.

(4)	Regulatory Matters

Regulatory assets represent costs that are expected to be recovered in future regulated rates. MidAmerican Energy's regulatory assets reflected on the Consolidated Balance Sheets consist of the following as of December 31 (in millions):

	Average
	Remaining Life	2012	2011

Deferred income taxes, net(1)	21 years	$640	$569
Employee benefit plans(2)	11 years	121	101
Unrealized loss on regulated derivative contracts	1 year	50	94
Other	Various	65	67
Total		$876	$831

(1)
Amounts primarily represent income tax benefits related to state accelerated tax depreciation and certain property-related basis differences that were previously flowed through to customers and will be included in regulated rates when the temporary differences reverse.

(2)	Represents amounts not yet recognized as a component of net periodic benefit cost that are expected to be included in regulated rates when recognized.

MidAmerican Energy had regulatory assets not earning a return on investment of $871 million and $826 million as of December 31, 2012 and 2011, respectively.

Regulatory liabilities represent income to be recognized or amounts to be returned to customers in future periods. MidAmerican Energy's regulatory liabilities reflected on the Consolidated Balance Sheets consist of the following as of December 31 (in millions):

	Average
	Remaining Life	2012	2011

Cost of removal accrual(1)	21 years	$629	$603
Asset retirement obligations(2)	25 years	94	76
Unrealized gain on regulated derivative contracts	1 year	5	21
Other	Various	22	19
Total		$750	$719

(1)
Amounts represent estimated costs, as accrued through depreciation rates and exclusive of ARO liabilities, of removing utility plant in accordance with accepted regulatory practices. Amounts are deducted from rate base or otherwise accrue a carrying cost.

(2)	Amount predominately represents the excess of nuclear decommission trust assets over the related asset retirement obligation. Refer to Note 12 for a discussion of asset retirement obligations.

(5)	Investments and Nonregulated Property, Net

Investments and nonregulated property, net consists of the following amounts as of December 31 (in millions):

	2012	2011

Nuclear decommissioning trust	$337	$306
Rabbi trusts	168	156
Auction rate securities	21	16
Nonregulated property, net of accumulated depreciation of $9 and $9, respectively	9	15
Coal transportation property, net of accumulated depreciation of $- and $4, respectively	—	8
Other	—	2
Total	$535	$503

MidAmerican Energy has established a trust for the investment of funds for decommissioning the Quad Cities Station. These investments in debt and equity securities are classified as available-for-sale and are reported at fair value. Funds are invested in the trust in accordance with applicable federal and state investment guidelines and are restricted for use as reimbursement for costs of decommissioning the Quad Cities Station, which are currently licensed for operation until December 2032. As of December 31, 2012 and 2011, the fair value of the trust's funds was invested as follows: 56% and 55%, respectively, in domestic common equity securities, 31% and 29%, respectively, in United States government securities, 10% and 10%, respectively, in domestic corporate debt securities and 3% and 6%, respectively, in other securities.

Rabbi trusts primarily hold corporate-owned life insurance on certain key executives and directors. The Rabbi trusts were established to hold investments used to fund the obligations of various nonqualified executive and director compensation plans and to pay the costs of the trusts. The amount represents the cash surrender value of all of the policies included in the Rabbi trusts, net of amounts borrowed against the cash surrender value. Changes in the cash surrender value of the policies are reflected in non-operating income - other, net on the Consolidated Statements of Operation.

MidAmerican Energy has investments in interest bearing auction rate securities with a par value of $35 million as of December 31, 2012 and 2011, and remaining maturities of 5 to 23 years. MidAmerican Energy considers the securities to be temporarily impaired, except for an other-than-temporary impairment of $3 million, after-tax, recorded in 2008, and has recorded unrealized losses on the securities of $5 million and $8 million, after tax, in AOCI as of December 31, 2012 and 2011, respectively. MidAmerican Energy does not intend to sell or expect to be required to sell the securities until the remaining principal investment is collected.

Nonregulated property includes computer software, land and other assets not recoverable for regulated utility purposes. Depreciable property consists primarily of computer software, which is amortized on a straight-line basis over five years. During 2012, MidAmerican Energy transferred $9 million of previously non-recoverable utility transmission assets from nonregulated property to utility plant along with the related accumulated depreciation. The coal transportation property is owned and operated by CBEC Railway Inc., a former subsidiary of MidAmerican Energy. MidAmerican Energy sold its 86.6% ownership interest in CBEC Railway Inc. in the fourth quarter of 2012.

(6)	Components of Accumulated Other Comprehensive Loss, Net

The following table shows the change in accumulated other comprehensive loss by each component of other comprehensive income, net of applicable income taxes, for the year ended December 31, 2012 (in millions):

	Unrealized	Unrealized	Accumulated
	Losses on	Losses on	Other
	Available-For-Sale	Cash Flow	Comprehensive
	Securities	Hedges	Loss, Net

Balance, December 31, 2011	$(8)	$(26)	$(34)
Other comprehensive income	3	7	10
Balance, December 31, 2012	$(5)	$(19)	$(24)

(7)	Preferred Securities

The total outstanding cumulative preferred securities of MidAmerican Energy are not subject to mandatory redemption requirements, may be redeemed at the option of MidAmerican Energy at prices which, in the aggregate, totaled $28 million as of December 31, 2012 and 2011. The aggregate total the holders of all preferred securities outstanding as of December 31, 2012 and 2011, were entitled to upon involuntary bankruptcy was $27 million, plus accrued dividends. Annual dividend requirements for all preferred securities outstanding at December 31, 2012, totaled $1 million.

(8)	Long-Term Debt

The annual repayments of MidAmerican Energy's long-term debt for the years beginning January 1, 2013, and thereafter, excluding unamortized discounts, are as follows (in millions):

2013	$669
2014	350
2015	427
2016	34
2017	254
2018 and thereafter	1,557

Refer to MidAmerican Energy's Consolidated Statements of Capitalization for detail of long-term debt.

In conjunction with the construction of wind-powered generating facilities in 2011 and 2012, MidAmerican Energy has accrued in gross utility plant in service amounts for turbine purchases it is not contractually obligated to pay until a future date. The amounts ultimately payable were discounted and recognized upon delivery of the equipment as long-term debt. The discount is being amortized as interest expense over the period until payment is due using the effective interest method. The amounts ultimately payable are reflected as turbine purchase obligations with the applicable discount rates on the Consolidated Statements of Capitalization.

In June 2012, MidAmerican Energy redeemed $275 million of its 5.125% senior notes due January 2013 at a redemption price determined in accordance with the terms of the indenture. The $8 million call premium was deferred as a regulatory asset and will be amortized through 2015, consistent with the treatment of such amounts in establishing rates.

MidAmerican Energy's Variable Rate Tax-Exempt Obligations, including the tax-exempt bonds discussed below, bear interest at rates that are periodically established through remarketing of the bonds in the short-term tax-exempt market. MidAmerican Energy, at its option, may change the mode of interest calculation for these bonds by selecting from among several floating or fixed rate alternatives. The interest rates shown on the Consolidated Statements of Capitalization are the weighted average interest rates as of December 31, 2012 and 2011. MidAmerican Energy maintains revolving credit facility agreements to provide liquidity for holders of these issues.

The indenture pertaining to MidAmerican Energy's unsecured senior notes provides that if MidAmerican Energy were to issue secured debt in the future, then such unsecured senior notes, as may then be existing, would equally and ratably be secured thereby. As of December 31, 2012, MidAmerican Energy was in compliance with all of its applicable long-term debt covenants.

In March 1999, MidAmerican Energy committed to the IUB to use commercially reasonable efforts to maintain an investment grade rating on its long-term debt and to maintain its common equity level above 42% of total capitalization unless circumstances beyond its control result in the common equity level decreasing to below 39% of total capitalization. MidAmerican Energy must seek the approval from the IUB of a reasonable utility capital structure if MidAmerican Energy's common equity level decreases below 42% of total capitalization, unless the decrease is beyond the control of MidAmerican Energy. MidAmerican Energy is also required to seek the approval of the IUB if MidAmerican Energy's equity level decreases to below 39%, even if the decrease is due to circumstances beyond the control of MidAmerican Energy. As of December 31, 2012, MidAmerican Energy's common equity ratio was 53% computed on a basis consistent with its commitment. As a result of its regulatory commitment to maintain its common equity level above certain thresholds, MidAmerican Energy could dividend $1.2 billion as of December 31, 2012, without falling below 42%.

(9)    Short-Term Debt and Revolving Credit Facilities

Interim financing of working capital needs and the construction program is obtained from unaffiliated parties through the sale of commercial paper or short-term borrowing from banks. MidAmerican Energy has an unsecured credit facility that had $645 million available until July 2012 and has $530 million until July 2013, which supports MidAmerican Energy's commercial paper program and its variable-rate tax-exempt bond obligations. The credit facility has a variable interest rate based on the London Interbank Offered Rate ("LIBOR") or a base rate, at MidAmerican Energy's option, plus a spread that varies based on MidAmerican Energy's credit ratings for its senior unsecured long-term debt securities. In addition, MidAmerican Energy has a $5 million unsecured credit facility, which expires in June 2013 and has a variable interest rate based on LIBOR plus a spread. The $530 million credit facility requires that MidAmerican Energy's ratio of consolidated debt, including current maturities, to total capitalization not exceed 0.65 to 1.0 as of the last day of any quarter. As of December 31, 2012, MidAmerican Energy was in compliance with the covenants of its credit facilities. MidAmerican Energy has authority from the FERC to issue commercial paper and bank notes aggregating $600 million through October 30, 2014.

The following table summarizes MidAmerican Energy's availability under its two unsecured revolving credit facilities as of December 31 (in millions):

	2012	2011

Revolving credit facilities	$535	$650
Less:
Variable-rate tax-exempt bond support	(195)	(195)
Net revolving credit facilities	$340	$455

(10)	Income Taxes

MidAmerican Energy's income tax (benefit) expense consists of the following for the years ended December 31 (in millions):

	2012	2011	2010
Current:
Federal	$(256)	$(474)	$(161)
State	(21)	(6)	(25)
	(277)	(480)	(186)
Deferred:
Federal	200	453	125
State	(20)	11	14
	180	464	139

Investment tax credits	(2)	(1)	(2)
Total	$(99)	$(17)	$(49)

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense is as follows for the years ended December 31:

	2012	2011	2010

Federal statutory income tax rate	35%	35%	35%
Income tax credits	(56)	(32)	(27)
State income tax, net of federal income tax benefit	(10)	1	(2)
Income tax method changes	(6)	(10)	(17)
Effects of ratemaking	—	—	(3)
Other, net	(2)	—	(2)
Effective federal and state income tax rate	(39)%	(6)%	(16)%

Income tax credits primarily relate to production tax credits. MidAmerican Energy's wind-powered generating facilities are eligible for federal renewable electricity production tax credits for 10 years from the date the facilities were placed in service.

MidAmerican Energy changed the methods by which it determines current income tax deductions for repair costs ("Repairs Deduction") and administrative and general costs ("A&G Deduction") related to certain of its regulated utility assets. These changes result in current deductibility for those costs, which are capitalized for book purposes. MidAmerican Energy was allowed to retroactively apply the method changes and deduct amounts related to prior years' costs on the tax return that includes the year of change. State utility rate regulation in Iowa requires that the tax effect of certain temporary differences be flowed through immediately to customers. Therefore, amounts that would otherwise have been recognized in income tax expense have been included as changes in regulatory assets in recognition of MidAmerican Energy's ability to recover increased tax expense when such temporary differences reverse. This treatment of such temporary differences impacts income tax expense and effective income tax rates from year to year.

Accordingly, earnings for the year ended December 31, 2012 reflect $16 million of income tax benefits recognized in connection with the Repairs Deduction for income tax years prior to 2012 related to MidAmerican Energy's regulated electric utility transmission and distribution assets. Earnings for the year ended December 31, 2010 reflect $17 million of income tax benefits recognized in connection with the Repairs Deduction for tax years prior to 2010 related to MidAmerican Energy's regulated natural gas utility assets and jointly owned regulated electric utility assets. MidAmerican Energy's A&G Deduction computed for tax years prior to 2010 resulted in the recognition of $44 million of income tax benefits in earnings for the year ended December 31, 2010. In 2011, MidAmerican Energy recognized $35 million of income tax benefits in conjunction with the partial resolution of certain tax issues related to tax positions taken for these income tax method changes.

MidAmerican Energy's net deferred income tax liability consists of the following as of December 31 (in millions):

	2012	2011
Deferred income tax assets:
Regulatory liabilities	$311	$300
Employee benefits	83	96
Derivative contracts	32	48
Asset retirement obligations	132	122
Other	76	56
Total deferred income tax assets	634	622

Deferred income tax liabilities:
Depreciable property	(2,422)	(2,183)
Regulatory assets	(353)	(333)
Other	(26)	(18)
Total deferred income tax liabilities	(2,801)	(2,534)

Net deferred income tax liability	$(2,167)	$(1,912)

Reflected as:
Current assets - other	$—	$6
Current liabilities - other	(3)	—
Deferred income taxes	(2,164)	(1,918)
	$(2,167)	$(1,912)

As of December 31, 2012, MidAmerican Energy has available $21 million of state carryforwards, principally for net operating losses, that expire at various intervals between 2013 and 2031.

The United States Internal Revenue Service has closed examination of MEHC's income tax returns through February 2006, including components related to MidAmerican Energy. In addition, state jurisdictions have closed examination of MidAmerican Energy's income tax returns through February 2006.

A reconciliation of the beginning and ending balances of MidAmerican Energy's net unrecognized tax benefits is as follows for the years ended December 31 (in millions):

	2012	2011

Beginning balance	$46	$79
Additions based on tax positions related to the current year	10	8
Additions for tax positions of prior years	25	4
Reductions based on tax positions related to the current year	(16)	(2)
Reductions for tax positions of prior years	(23)	(41)
Statute of limitations	(3)	(1)
Settlements	(2)	—
Interest and penalties	(1)	(1)
Ending balance	$36	$46

As of December 31, 2012 and 2011, substantially all of MidAmerican Energy's unrecognized tax benefits of $36 million and $46 million, respectively, if recognized, would have an impact on the effective tax rate. The unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility.

(11)	Employee Benefit Plans

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

MidAmerican Energy bills to and is reimbursed currently for affiliates' share of the net periodic benefit costs from all plans in which such affiliates participate. In 2012, 2011 and 2010, MidAmerican Energy's share of pension cost was $8 million, $9 million and $9 million, respectively. MidAmerican Energy's share of other postretirement cost in 2012, 2011 and 2010 totaled $(2) million, $‑ million and $1 million, respectively.

Net periodic benefit cost for the plans of MidAmerican Energy and the aforementioned affiliates included the following components for the years ended December 31 (in millions):

	Pension			Other Postretirement
	2012	2011	2010	2012	2011	2010

Service cost	$18	$18	$17	$4	$4	$4
Interest cost	37	39	39	8	10	11
Expected return on plan assets	(45)	(43)	(40)	(13)	(13)	(13)
Net amortization	4	—	—	(3)	(2)	(2)
Net periodic benefit cost (benefit)	$14	$14	$16	$(4)	$(1)	$—

Funded Status

The following table is a reconciliation of the fair value of plan assets for the years ended December 31 (in millions):

	Pension		Other Postretirement
	2012	2011	2012	2011

Plan assets at fair value, beginning of year	$555	$546	$213	$216
Employer contributions	65	55	1	2
Participant contributions	—	—	2	7
Actual return on plan assets	74	—	25	4
Benefits paid	(51)	(46)	(15)	(16)
Plan assets at fair value, end of year	$643	$555	$226	$213

The following table is a reconciliation of the benefit obligations for the years ended December 31 (in millions):

	Pension		Other Postretirement
	2012	2011	2012	2011

Benefit obligation, beginning of year	$799	$738	$198	$189
Service cost	18	18	4	4
Interest cost	37	39	8	10
Participant contributions	—	—	2	7
Plan amendments	—	—	—	(18)
Actuarial loss (gain)	43	50	16	22
Benefits paid	(51)	(46)	(15)	(16)
Benefit obligation, end of year	$846	$799	$213	$198
Accumulated benefit obligation, end of year	$821	$771

The funded status of the plans and the amounts recognized on the Consolidated Balance Sheets as of December 31 are as follows (in millions):

	Pension		Other Postretirement
	2012	2011	2012	2011

Plan assets at fair value, end of year	$643	$555	$226	$213
Less - Benefit obligation, end of year	846	799	213	198
Funded status	$(203)	$(244)	$13	$15

Amounts recognized on the Consolidated Balance Sheets:
Other assets	$—	$—	$13	$15
Other current liabilities	(8)	(8)	—	—
Other liabilities	(195)	(236)	—	—
Amounts recognized	$(203)	$(244)	$13	$15

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

The SERP has no plan assets; however, MidAmerican Energy and MEHC have Rabbi trusts that hold corporate-owned life insurance and other investments to provide funding for the future cash requirements of the SERP. The cash surrender value of all of the policies included in the Rabbi trusts, net of amounts borrowed against the cash surrender value, plus the fair market value of other Rabbi trust investments, was $136 million and $129 million as of December 31, 2012 and 2011, respectively, of which $94 million and $92 million was held by MidAmerican Energy as of December 31, 2012 and 2011, respectively, with the remainder held by MEHC. These assets are not included in the plan assets in the above table, but are reflected in investments and nonregulated property, net on the Consolidated Balance Sheets.

Unrecognized Amounts

The portion of the funded status of the plans not yet recognized in net periodic benefit cost as of December 31 is as follows (in millions):

	Pension		Other Postretirement
	2012	2011	2012	2011

Net loss	$121	$111	$51	$48
Prior service cost (credit)	4	4	(53)	(58)
Total	$125	$115	$(2)	$(10)

A reconciliation of the amounts not yet recognized as components of net periodic benefit cost for the years ended December 31, 2012 and 2011 is as follows (in millions):

	Regulatory Asset	Regulatory Liability	Receivables (Payables) with Affiliates	Total
Pension
Balance, December 31, 2010	$14	$(1)	$9	$22
Net gain arising during the year	85	1	7	93
Balance, December 31, 2011	99	—	16	115
Net loss arising during the year	14	—	—	14
Net amortization	(3)	—	(1)	(4)
Total	11	—	(1)	10
Balance, December 31, 2012	$110	$—	$15	$125

	Regulatory Asset	Regulatory Liability	Receivables (Payables) with Affiliates	Total
Other Postretirement
Balance, December 31, 2010	$—	$(8)	$(14)	$(22)
Net loss arising during the year	16	8	5	29
Prior service credit arising during the year	(15)	—	(4)	(19)
Net amortization	1	—	1	2
Total	2	8	2	12
Balance, December 31, 2011	2	—	(12)	(10)
Net loss (gain) arising during the year	6	—	(2)	4
Net amortization	3	—	1	4
Total	9	—	(1)	8
Balance, December 31, 2012	$11	$—	$(13)	$(2)

The net loss and prior service cost (credit) that will be amortized in 2013 into net periodic benefit cost are estimated to be as follows (in millions):

	Net Loss	Prior Service Cost (Credit)	Total

Pension	$10	$1	$11
Other postretirement	3	(6)	(3)
Total	$13	$(5)	$8

Plan Assumptions

Assumptions used to determine benefit obligations and net periodic benefit cost were as follows:

	Pension			Other Postretirement
	2012	2011	2010	2012	2011	2010
Benefit obligations as of December 31:
Discount rate	4.00%	4.75%	5.50%	3.75%	4.75%	5.50%
Rate of compensation increase	3.00%	3.50%	3.50%	N/A	N/A	N/A

Net periodic benefit cost for the years ended December 31:
Discount rate	4.75%	5.50%	6.00%	4.75%	5.50%	6.00%
Expected return on plan assets(1)	7.50%	7.50%	7.50%	7.50%	7.50%	7.50%
Rate of compensation increase	3.50%	3.50%	3.00%	N/A	N/A	N/A

(1)	Amounts reflected are pre-tax values. Assumed after-tax returns for a taxable, non-union other postretirement plan were 5.75% for 2012, 2011 and 2010.

	2012	2011
Assumed healthcare cost trend rates as of December 31:
Healthcare cost trend rate assumed for next year	8.00%	7.40%
Rate that the cost trend rate gradually declines to	5.00%	5.00%
Year that the rate reaches the rate it is assumed to remain at	2018	2016

In establishing its assumption as to the expected return on plan assets, MidAmerican Energy utilizes the expected asset allocation and return assumptions for each asset class based on historical performance and forward-looking views of the financial markets.

A one percentage-point change in assumed healthcare cost trend rates would have the following effects (in millions):

	One Percentage-Point
	Increase	Decrease
Increase (decrease) in:
Total service and interest cost	$—	$—
Other postretirement benefit obligation	1	(1)

Contributions and Benefit Payments

Employer contributions to the pension and other postretirement benefit plans are expected to be $8 million and $‑ million, respectively, during 2013. Funding to MidAmerican Energy's pension benefit plan trust is based upon the actuarially determined costs of the plan and the requirements of the Internal Revenue Code, the Employee Retirement Income Security Act of 1974 and the Pension Protection Act of 2006, as amended. MidAmerican Energy considers contributing additional amounts from time to time in order to achieve certain funding levels specified under the Pension Protection Act of 2006, as amended. MidAmerican Energy's funding policy for its other postretirement benefit plan is to contribute an amount equal to the sum of the net periodic benefit cost and the amount of Medicare subsidies expected to be earned during the period.

Net periodic benefit costs assigned to MidAmerican Energy affiliates are reimbursed currently in accordance with its intercompany administrative services agreement. The expected benefit payments to participants in MidAmerican Energy's pension and other postretirement benefit plans for 2013 through 2017 and for the five years thereafter are summarized below (in millions):

	Projected Benefit Payments
	Pension	Other Postretirement

2013	$53	$15
2014	56	15
2015	56	16
2016	58	17
2017	61	18
2018-22	310	92

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

The target allocations (percentage of plan assets) for MidAmerican Energy's pension and other postretirement benefit plan assets are as follows as of December 31, 2012:

	Pension	Other Postretirement
	%	%
Debt securities(1)	20-30	25-35
Equity securities(1)	65-75	60-80
Real estate funds	2-8	—
Other	0-5	0-5

(1)	For purposes of target allocation percentages and consistent with the plans' investment policy, investment funds have been allocated based on the underlying investments in debt and equity securities.

Fair Value Measurements

The following table presents the fair value of plan assets, by major category, for MidAmerican Energy's defined benefit pension plan (in millions):

	Input Levels for Fair Value Measurements(1)
	Level 1	Level 2	Level 3	Total
As of December 31, 2012
Cash equivalents	$—	$7	$—	$7
Debt securities:
United States government obligations	19	—	—	19
Corporate obligations	—	31	—	31
Municipal obligations	—	5	—	5
Agency, asset and mortgage-backed obligations	—	29	—	29
Equity securities:
United States companies	137	—	—	137
Investment funds(2)	101	288	—	389
Real estate funds	—	—	26	26
Total	$257	$360	$26	$643

As of December 31, 2011
Cash equivalents	$—	$9	$—	$9
Debt securities:
United States government obligations	6	—	—	6
Corporate obligations	—	29	—	29
Municipal obligations	—	5	—	5
Agency, asset and mortgage-backed obligations	—	35	—	35
Equity securities:
United States companies	115	—	—	115
Investment funds(2)	76	256	—	332
Real estate funds	—	—	24	24
Total	$197	$334	$24	$555

(1)	Refer to Note 14 for additional discussion regarding the three levels of the fair value hierarchy.

(2)
Investment funds are comprised of mutual funds and collective trust funds. These funds consist of equity and debt securities of approximately 74% and 26%, respectively, for 2012 and 77% and 23%, respectively, for 2011. Additionally, these funds are invested in United States and international securities of approximately 77% and 23%, respectively, for 2012 and 79% and 21%, respectively, for 2011.

The following table presents the fair value of plan assets, by major category, for MidAmerican Energy's defined benefit other postretirement plans (in millions):

	Input Levels for Fair Value Measurements(1)
	Level 1	Level 2	Level 3	Total
As of December 31, 2012
Cash equivalents	$2	$—	$—	$2
Debt securities:
United States government obligations	4	—	—	4
Corporate obligations	—	9	—	9
Municipal obligations	—	32	—	32
Agency, asset and mortgage-backed obligations	—	14	—	14
Equity securities:
United States companies	102	—	—	102
Investment funds(2)	63	—	—	63
Total	$171	$55	$—	$226

As of December 31, 2011
Cash equivalents	$6	$—	$—	$6
Debt securities:
United States government obligations	6	—	—	6
Corporate obligations	—	7	—	7
Municipal obligations	—	30	—	30
Agency, asset and mortgage-backed obligations	—	12	—	12
Equity securities:
United States companies	88	—	—	88
Investment funds(2)	64	—	—	64
Total	$164	$49	$—	$213

(1)	Refer to Note 14 for additional discussion regarding the three levels of the fair value hierarchy.

(2)
Investment funds are comprised of mutual funds and collective trust funds. These funds consist of equity and debt securities of approximately 86% and 14%, respectively, for 2012 and 83% and 17%, respectively, for 2011. Additionally, these funds are invested in United States and international securities of approximately 51% and 49%, respectively, for 2012 and 59% and 41%, respectively, for 2011.

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

	Real Estate Funds
	2012	2011	2010

Beginning balance	$24	$17	$15
Actual return on plan assets still held at period end	2	4	2
Purchases and sales	—	3	—
Ending balance	$26	$24	$17

MidAmerican Energy sponsors a defined contribution plan ("401(k) plan") covering substantially all employees. MidAmerican Energy's contributions are based primarily on each participant's level of contribution and cannot exceed the maximum allowable for tax purposes. MidAmerican Energy's contributions to the plan were $16 million, $15 million, and $15 million for the years ended December 31, 2012, 2011 and 2010, respectively. As previously described, certain participants now receive enhanced benefits in the 401(k) plan and no longer accrue benefits in the noncontributory defined benefit pension plans.

(12)	Asset Retirement Obligations

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

MidAmerican Energy does not recognize liabilities for AROs for which the fair value cannot be reasonably estimated. Due to the indeterminate removal date, the fair value of the associated liabilities on certain transmission, distribution and other assets cannot currently be estimated, and no amounts are recognized on the Consolidated Financial Statements other than those included in the cost of removal regulatory liability established via approved depreciation rates in accordance with accepted regulatory practices. These accruals totaled $629 million and $603 million as of December 31, 2012 and 2011, respectively.

The following table presents MidAmerican Energy's ARO liabilities by asset type as of December 31, (in millions):

	2012	2011

Quad Cities Station	$243	$230
Thermal facilities	24	23
Wind generating facilities	48	36
Other	3	4
Total asset retirement obligations	$318	$293

Quad Cities Station nuclear decommissioning trust funds(1)	$337	$306

(1)	Refer to Note 5 for a discussion of the Quad Cities Station nuclear decommissioning trust funds.

The following table reconciles the beginning and ending balances of MidAmerican Energy's ARO liabilities for the years ended December 31, (in millions):

	2012	2011

Beginning balance	$293	$220
Change in estimated costs	—	50
Additions	10	10
Retirements	(1)	—
Accretion	16	13
Ending balance	$318	$293

The 2011 change in estimated costs is primarily the result of a new valuation study conducted by the operator of Quad Cities Station, consistent with its practice of periodically performing such studies. The revision decreased regulatory liabilities and did not impact net income.

(13)	Risk Management and Hedging Activities

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

There have been no significant changes in MidAmerican Energy's accounting policies related to derivatives. Refer to Notes 2 and 14 for additional information on derivative contracts.

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

	Current	Other	Current	Other
	Assets	Assets	Liabilities	Liabilities
	- Other	- Other	- Other	- Other	Total
As of As of December 31, 2012
Not designated as hedging contracts(1):
Commodity assets	$18	$1	$7	$2	$28
Commodity liabilities	(12)	—	(47)	(14)	(73)
Total	6	1	(40)	(12)	(45)

Designated as hedging contracts:
Commodity assets	—	—	1	1	2
Commodity liabilities	—	—	(22)	(12)	(34)
Total	—	—	(21)	(11)	(32)

Total derivatives	6	1	(61)	(23)	(77)
Cash collateral receivable	—	—	6	1	7
Total derivatives - net basis	$6	$1	$(55)	$(22)	$(70)

As of As of December 31, 2011
Not designated as hedging contracts(1):
Commodity assets	$60	$6	$6	$1	$73
Commodity liabilities	(29)	(2)	(73)	(41)	(145)
Total	31	4	(67)	(40)	(72)

Designated as hedging contracts:
Commodity assets	—	—	1	—	1
Commodity liabilities	(6)	—	(21)	(17)	(44)
Total	(6)	—	(20)	(17)	(43)

Total derivatives	25	4	(87)	(57)	(115)
Cash collateral receivable	—	—	28	5	33
Total derivatives - net basis	$25	$4	$(59)	$(52)	$(82)

(1)
MidAmerican Energy's commodity derivatives not designated as hedging contracts are generally included in regulated rates. Accordingly, as of December 31, 2012 and 2011, a net regulatory asset of $45 million and $73 million, respectively, was recorded related to the net derivative liability of $45 million and $72 million, respectively.

Not Designated as Hedging Contracts

The following table reconciles the beginning and ending balances of MidAmerican Energy's net regulatory assets (liabilities) and summarizes the pre-tax gains and losses on commodity derivative contracts recognized in net regulatory assets (liabilities), as well as amounts reclassified to earnings for the years ended December 31 (in millions):

	2012	2011	2010

Beginning balance	$73	$27	$(14)
Changes in fair value recognized in net regulatory assets (liabilities)	14	76	23
Net gains reclassified to operating revenue	21	—	16
Net gains reclassified to cost of fuel, energy and capacity	2	8	18
Net losses reclassified to cost of gas sold	(65)	(38)	(16)
Ending balance	$45	$73	$27

The following table summarizes the pre-tax gains (losses) included on the Consolidated Statements of Operations associated with MidAmerican Energy's derivative contracts not designated as hedging contracts and not recorded as a net regulatory asset or liability for the years ended December 31 (in millions):

	2012	2011	2010

Nonregulated operating revenue	$8	$18	$20
Regulated cost of gas sold	—	—	3
Nonregulated cost of sales	(4)	(13)	(15)
Total	$4	$5	$8

Designated as Hedging Contracts

MidAmerican Energy uses derivative contracts accounted for as cash flow hedges to hedge electricity and natural gas commodity prices for delivery to nonregulated customers.

The following table reconciles the beginning and ending balances of MidAmerican Energy's accumulated other comprehensive loss (pre-tax) and summarizes pre-tax gains and losses on derivative contracts designated and qualifying as cash flow hedges recognized in OCI, as well as amounts reclassified to earnings, for the years ended December 31 (in millions):

	2012	2011	2010

Beginning balance	$43	$34	$63
Net losses recognized in OCI	27	27	14
Net losses reclassified to nonregulated cost of sales	(38)	(18)	(43)
Ending balance	$32	$43	$34

Realized gains and losses on hedges and hedge ineffectiveness are recognized in income as nonregulated operating revenue or nonregulated cost of sales depending upon the nature of the item being hedged. For the years ended December 31, 2012, 2011 and 2010, hedge ineffectiveness was insignificant. As of December 31, 2012, MidAmerican Energy had cash flow hedges with expiration dates extending through December 2016, and $21 million of pre-tax net unrealized losses are forecasted to be reclassified from AOCI into earnings over the next twelve months as contracts settle.

Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding derivative contracts with fixed price terms that comprise the mark-to-market values as of December 31 (in millions):

	Unit of
	Measure	2012	2011

Electricity purchases	Megawatt hours	5	8
Natural gas purchases	Decatherms	36	62
Fuel purchases	Gallons	—	2

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

Collateral and Contingent Features

In accordance with industry practice, certain wholesale derivative contracts contain provisions that require MidAmerican Energy to maintain specific credit ratings from one or more of the major credit rating agencies on its senior unsecured debt. These derivative contracts may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance" in the event of a material adverse change in MidAmerican Energy's creditworthiness. These rights can vary by contract and by counterparty. As of December 31, 2012, MidAmerican Energy's credit ratings from the three recognized credit rating agencies were investment grade.

The aggregate fair value of MidAmerican Energy's derivative contracts in liability positions with specific credit-risk-related contingent features totaled $84 million and $122 million as of December 31, 2012 and 2011, respectively, for which MidAmerican Energy had posted collateral of $- million. If all credit-risk-related contingent features for derivative contracts in liability positions had been triggered as of December 31, 2012 and 2011, MidAmerican Energy would have been required to post $72 million and $109 million, respectively, of additional collateral. MidAmerican Energy's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors.

(14)	Fair Value Measurements

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

The following table presents MidAmerican Energy's assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of As of December 31, 2012:
Assets:
Commodity derivatives	$1	$22	$7	$(23)	$7
Money market mutual funds(2)	163	—	—	—	163
Debt securities:
United States government obligations	104	—	—	—	104
International government obligations	—	1	—	—	1
Corporate obligations	—	32	—	—	32
Municipal obligations	—	4	—	—	4
Agency, asset and mortgage-backed obligations	—	6	—	—	6
Auction rate securities	—	—	21	—	21
Equity securities:
United States companies	187	—	—	—	187
International companies	2	—	—	—	2
Investment funds	1	—	—	—	1
	$458	$65	$28	$(23)	$528

Liabilities - commodity derivatives	$(10)	$(90)	$(7)	$30	$(77)

As of As of December 31, 2011:
Assets:
Commodity derivatives	$1	$47	$26	$(45)	$29
Debt securities:
United States government obligations	89	—	—	—	89
International government obligations	—	1	—	—	1
Corporate obligations	—	30	—	—	30
Municipal obligations	—	12	—	—	12
Agency, asset and mortgage-backed obligations	—	7	—	—	7
Auction rate securities	—	—	16	—	16
Equity securities:
United States companies	166	—	—	—	166
International companies	1	—	—	—	1
	$257	$97	$42	$(45)	$351

Liabilities - commodity derivatives	$(37)	$(148)	$(4)	$78	$(111)

(1)	Represents netting under master netting arrangements and a net cash collateral receivable of $7 million and $33 million as of December 31, 2012 and 2011, respectively.

(2)
Amounts are included in cash and cash equivalents and investments and nonregulated property, net on the Consolidated Balance Sheets. The fair value of these money market mutual funds approximates cost.

Derivative contracts are recorded on the Consolidated Balance Sheets as either assets or liabilities and are stated at estimated fair value unless they are designated as normal purchases or normal sales and qualify for the exception afforded by GAAP. When available, the fair value of derivative contracts is estimated using unadjusted quoted prices for identical contracts in the market in which MidAmerican Energy transacts. When quoted prices for identical contracts are not available, MidAmerican Energy uses forward price curves. Forward price curves represent MidAmerican Energy's estimates of the prices at which a buyer or seller could contract today for delivery or settlement at future dates. MidAmerican Energy bases its forward price curves upon market price quotations, when available, or internally developed and commercial models, with internal and external fundamental data inputs. Market price quotations are obtained from independent energy brokers, exchanges, direct communication with market participants and actual transactions executed by MidAmerican Energy. Market price quotations for certain major electricity and natural gas trading hubs are generally readily obtainable for the applicable term of MidAmerican Energy's outstanding derivative contracts; therefore, MidAmerican Energy's forward price curves for those locations and periods reflect observable market quotes. Market price quotations for other electricity and natural gas trading hubs are not as readily obtainable due to the length of the contract. Given that limited market data exists for these contracts, as well as for those contracts that are not actively traded, MidAmerican Energy uses forward price curves derived from internal models based on perceived pricing relationships to major trading hubs that are based on unobservable inputs. The estimated fair value of these derivative contracts is a function of underlying forward commodity prices, interest rates, related volatility, counterparty creditworthiness and duration of contracts. Refer to Note 13 for further discussion regarding MidAmerican Energy's risk management and hedging activities.

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

The following table reconciles the beginning and ending balances of MidAmerican Energy's assets measured at fair value on a recurring basis using significant Level 3 inputs for the years ended December 31 (in millions):

	Commodity Derivatives			Auction Rate Securities
	2012	2011	2010	2012	2011	2010

Beginning balance	$22	$14	$21	$16	$20	$16
Changes included in earnings(1)	5	23	14	—	—	—
Changes in fair value recognized in OCI	—	(3)	—	5	1	4
Changes in fair value recognized in net regulatory assets	(3)	12	5	—	—	—
Sales	—	—	—	—	(5)	—
Settlements	(24)	(25)	(29)	—	—	—
Transfers to Level 2	—	—	3	—	—	—
Transfers from Level 2	—	1	—	—	—	—
Ending balance	$—	$22	$14	$21	$16	$20

(1)
Changes included in earnings are reported as nonregulated operating revenue on the Consolidated Statements of Operations. Net unrealized gains included in earnings for the years ended December 31, 2012, 2011 and 2010, related to commodity derivatives held at December 31, 2012 , 2011 and 2010, totaled $- million, $15 million and $8 million, respectively.

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

	2012		2011
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$3,259	$3,737	$3,115	$3,620

(15)	Commitments and Contingencies

Commitments

MidAmerican Energy had the following firm commitments that are not reflected on the Consolidated Balance Sheet. Minimum payments as of December 31, 2012, are as follows (in millions):

						2018 and
	2013	2014	2015	2016	2017	Thereafter	Total
Contract type:
Coal and natural gas for generation	$206	$123	$89	$50	$9	$—	$477
Electric capacity and transmission	34	29	29	26	26	99	243
Natural gas contracts for gas operations	131	75	56	46	37	23	368
Construction commitments	135	52	—	—	—	—	187
Operating leases, easements and
maintenance and services contracts	34	29	24	19	11	377	494
	$540	$308	$198	$141	$83	$499	$1,769

Coal, Natural Gas, Electric Capacity and Transmission Commitments

MidAmerican Energy has coal supply and related transportation and lime contracts for its coal-fueled generating facilities. MidAmerican Energy expects to supplement the coal contracts with additional contracts and spot market purchases to fulfill its future coal supply needs. Additionally, MidAmerican Energy has a natural gas transportation contract for a natural gas-fueled generating facility. The contracts have minimum payment commitments ranging through 2017.

MidAmerican Energy has various natural gas supply and transportation contracts for its regulated and nonregulated gas operations that have minimum payment commitments ranging through 2024.

MidAmerican Energy has contracts to purchase electric capacity to meet its electric system energy requirements that have minimum payment commitments ranging through 2028. MidAmerican Energy also has contracts for the right to transmit electricity over other entities' transmission lines with minimum payment commitments ranging through 2017.

Construction Commitments

MidAmerican Energy's firm construction commitments reflected in the table above consist primarily of contracts for the construction of emissions control equipment at two of its jointly owned generating facilities to address air quality requirements. MidAmerican Energy's share of the resulting firm commitments is reflected in the table.

Operating Leases, Easements and Maintenance and Services Contracts

MidAmerican Energy has non-cancelable operating leases with minimum payment commitments ranging through 2016 primarily for rail cars, office space and computer equipment. These leases generally require the Company to pay for insurance, taxes and maintenance applicable to the leased property. Certain leases contain renewal options for varying periods and escalation clauses for adjusting rent to reflect changes in price indices. MidAmerican Energy also has non-cancelable easements with minimum payment commitments ranging through 2061 for land in Iowa on which its wind-powered generating facilities are located. Additionally, MidAmerican Energy has non-cancelable maintenance and services contracts related to various generating facilities with minimum payment commitments ranging through 2027. Payments on non-cancelable operating leases, easements and maintenance and services contracts totaled $32 million, $25 million and $21 million for 2012, 2011 and 2010, respectively.

Guarantees

MidAmerican Energy is the lessee on operating leases for coal rail cars for which it guarantees the residual value of such equipment throughout the term of the leases, which expire in 2013. Events triggering the residual guarantees include termination of the lease, loss of the equipment or purchase of the equipment. As of December 31, 2012, the maximum amount of such guarantees specified in these leases totaled $22 million.

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

(16)    Non-Operating Other, Net

Non-operating income - other, net; as shown on the Consolidated Statements of Operations, includes the following other income and (expense) items for the years ended December 31 (in millions):

	2012	2011	2010

Corporate-owned life insurance income	$9	$5	$8
Gains on sales of assets and other investments	2	2	—
Impairment of assets	—	—	(8)
Other, net	(2)	—	(2)
Total	$9	$7	$(2)

MidAmerican Energy recorded an impairment loss of $8 million for an asset held for sale in 2010.

(17)    Supplemental Cash Flow Disclosures

The summary of supplemental cash flow disclosures as of and for the years ending December 31 is as follows (in millions):

	2012	2011	2010
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$123	$156	$151
Income taxes received, net	$692	$221	$124

Supplemental disclosure of non-cash investing transactions:
Accounts payable related to utility plant additions	$122	$102	$29
Deferred payments on equipment purchased for wind-powered generation(1)	$406	$647	$—

(1)
In conjunction with the construction of wind-powered generating facilities, MidAmerican Energy accrued in gross utility plant in service amounts it is not contractually obligated to pay until a stated future date. Refer to Note 8 for additional information.

(18)	Segment Information

MidAmerican Energy has identified three reportable operating segments: regulated electric, regulated gas and nonregulated energy. The regulated electric segment derives most of its revenue from regulated retail sales of electricity to residential, commercial, and industrial customers and from wholesale sales. The regulated gas segment derives most of its revenue from regulated retail sales of natural gas to residential, commercial, and industrial customers and also obtains revenue by transporting gas owned by others through its distribution system. Pricing for regulated electric and regulated gas sales are established separately by regulatory agencies; therefore, management also reviews each segment separately to make decisions regarding allocation of resources and in evaluating performance. The nonregulated energy segment derives most of its revenue from nonregulated retail electric and gas activities. Common operating costs, interest income, interest expense and income tax expense are allocated to each segment based on certain factors, which primarily relate to the nature of the cost. Refer to Note 10 for a discussion of income tax method changes and related items affecting income tax (benefit) expense for the regulated electric and gas operating segments.

The following tables provide information on an operating segment basis (in millions):

	Years Ended December 31,
	2012	2011	2010
Operating revenue:
Regulated electric	$1,694	$1,662	$1,779
Regulated gas	659	769	852
Nonregulated energy	889	1,070	1,179
Total operating revenue	$3,242	$3,501	$3,810

Depreciation and amortization:
Regulated electric	$356	$301	$309
Regulated gas	36	35	35
Total depreciation and amortization	$392	$336	$344

Operating income:
Regulated electric	$270	$294	$319
Regulated gas	47	66	64
Nonregulated energy	53	69	76
Total operating income	$370	$429	$459

Fixed charges:
Regulated electric	$123	$133	$136
Regulated gas	15	18	18
Total fixed charges	$138	$151	$154

Income tax (benefit) expense:
Regulated electric	$(129)	$(61)	$(84)
Regulated gas	7	16	5
Nonregulated energy	23	28	30
Total income tax (benefit) expense	$(99)	$(17)	$(49)

Earnings on common stock:
Regulated electric	$297	$243	$268
Regulated gas	28	36	45
Nonregulated energy	29	39	44
Total earnings on common stock	$354	$318	$357

	Years Ended December 31,
	2012	2011	2010
Utility construction expenditures:
Regulated electric	$588	$505	$295
Regulated gas	57	60	42
Total utility construction expenditures	$645	$565	$337

	As of December 31,
	2012	2011	2010
Total assets:
Regulated electric	$9,898	$9,016	$7,780
Regulated gas	1,202	1,159	1,033
Nonregulated energy	132	135	197
Total assets	$11,232	$10,310	$9,010

(19)	Related Party Transactions

The companies identified as affiliates of MidAmerican Energy are Berkshire Hathaway and its subsidiaries, including MEHC and its subsidiaries. The basis for the following transactions is provided for in service agreements between MidAmerican Energy and the affiliates.

MidAmerican Energy is reimbursed for charges incurred on behalf of its affiliates. The majority of these reimbursed expenses are for employee wages and benefits, insurance, building rent, computer costs, administrative services, travel expense, and general and administrative expense, such as treasury, legal and accounting functions. The amount of such reimbursements was $51 million, $48 million and $48 million for 2012, 2011 and 2010, respectively.

MidAmerican Energy reimbursed MEHC in the amount of $7 million, $11 million and $15 million in 2012, 2011 and 2010, respectively, for its share of corporate expenses.

Northern Natural Gas Company ("NNG"), a wholly owned subsidiary of MEHC, is one of MidAmerican Energy's suppliers of natural gas transportation and storage capacity. MidAmerican Energy's net purchases of natural gas transportation and storage capacity from NNG totaled $59 million, $59 million and $58 million in 2012, 2011 and 2010, respectively.

MidAmerican Energy had accounts receivable from affiliates of $5 million as of December 31, 2012 and 2011, that are included in receivables on the Consolidated Balance Sheets. MidAmerican Energy also had accounts payable to affiliates of $7 million and $11 million as of December 31, 2012 and 2011, respectively, that are included in accounts payable on the Consolidated Balance Sheets.

MidAmerican Energy recognizes the full amount of the funded status for its pension and postretirement plans, and amounts attributable to MidAmerican Energy's affiliates that have not previously been recognized through income are recognized as an intercompany balance with such affiliates. MidAmerican Energy adjusts these balances when changes to the funded status of the respective plans are recognized and does not intend to settle the balances currently. Amounts receivable from affiliates attributable to the funded status of employee benefit plans totaled $16 million and $17 million as of December 31, 2012 and 2011, respectively, and similar amounts payable to affiliates totaled $20 million and $13 million as of December 31, 2012 and 2011, respectively. See Note 11 for further information pertaining to pension and postretirement accounting.

(20)    Unaudited Quarterly Operating Results

	2012
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In millions)
Operating revenue	$874	$709	$825	$834
Operating income	92	81	139	58
Net income	74	81	140	60
Earnings on common stock	74	80	140	60

	2011
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In millions)
Operating revenue	$979	$804	$866	$852
Operating income	113	86	148	82
Net income	74	49	107	89
Earnings on common stock	74	48	107	89

Quarterly data reflect seasonal variations common to a Midwest utility. Net income for the second quarter of 2012 and the fourth quarter of 2011 reflects $18 million and $35 million, respectively, of income tax benefits recognized for changes in the tax accounting methods used to determine current income tax deductions. Refer to Note 10 for further discussion regarding MidAmerican Energy's changes in tax accounting methods.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Member of
MidAmerican Funding, LLC
Des Moines, Iowa

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of MidAmerican Funding, LLC and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the Company's financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MidAmerican Funding, LLC and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Des Moines, Iowa
March 1, 2013

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in millions)

	As of December 31,
	2012	2011
ASSETS
Utility plant, net:
Electric	$11,416	$10,587
Gas	1,301	1,255
Gross utility plant in service	12,717	11,842
Accumulated depreciation and amortization	(4,413)	(4,120)
Utility plant in service, net	8,304	7,722
Construction work in progress	318	173
Total utility plant, net	8,622	7,895
Current assets:
Cash and cash equivalents	354	1
Receivables, net	418	376
Income tax receivables	—	270
Inventories	240	201
Other	57	58
Total current assets	1,069	906
Other assets:
Investments and nonregulated property, net	561	528
Goodwill	1,270	1,270
Regulatory assets	876	831
Other	132	175
Total other assets	2,839	2,804
Total assets	$12,530	$11,605
CAPITALIZATION AND LIABILITIES
Capitalization:
MidAmerican Funding member's equity	$4,324	$3,972
Noncontrolling interests	27	28
Long-term debt, excluding current portion	2,915	3,440
Total capitalization	7,266	7,440
Current liabilities:
Current portion of long-term debt	669	—
Note payable to affiliate	246	231
Accounts payable	386	314
Taxes accrued	227	107
Interest accrued	35	41
Other	120	120
Total current liabilities	1,683	813
Other liabilities:
Deferred income taxes	2,162	1,918
Asset retirement obligations	318	293
Regulatory liabilities	750	719
Other	351	422
Total other liabilities	3,581	3,352
Total capitalization and liabilities	$12,530	$11,605

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in millions)

	Years Ended December 31,
	2012	2011	2010
Operating revenue:
Regulated electric	$1,694	$1,662	$1,779
Regulated gas	659	769	852
Nonregulated	894	1,072	1,184
Total operating revenue	3,247	3,503	3,815

Operating costs and expenses:
Regulated:
Cost of fuel, energy and capacity	458	491	566
Cost of gas sold	424	519	602
Other operating expenses	427	413	421
Maintenance	220	197	204
Depreciation and amortization	392	336	344
Property and other taxes	115	115	112
Total regulated operating costs and expenses	2,036	2,071	2,249
Nonregulated:
Cost of sales	807	972	1,076
Other	35	32	30
Total nonregulated operating costs and expenses	842	1,004	1,106
Total operating costs and expenses	2,878	3,075	3,355

Operating income	369	428	460

Non-operating income:
Interest income	1	1	1
Allowance for equity funds	14	16	4
Other, net	13	10	4
Total non-operating income	28	27	9

Fixed charges:
Interest on long-term debt	164	181	191
Other interest expense	3	2	1
Allowance for borrowed funds	(5)	(7)	(2)
Total fixed charges	162	176	190

Income before income tax benefit	235	279	279
Income tax benefit	(108)	(26)	(61)

Net income	343	305	340
Net income attributable to noncontrolling interests	1	1	—

Net income attributable to MidAmerican Funding	$342	$304	$340

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)

	Years Ended December 31,
	2012	2011	2010

Net income	$343	$305	$340

Other comprehensive income (loss):
Unrealized gains on available-for-sale securities, net of tax of $2, $- and $2	3	1	2
Unrealized gains (losses) on cash flow hedges, net of tax of $4, $(3) and $11	7	(6)	18
Total other comprehensive income (loss), net of tax	10	(5)	20

Comprehensive income	353	300	360
Comprehensive income attributable to noncontrolling interests	1	1	—

Comprehensive income attributable to MidAmerican Funding	$352	$299	$360

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in millions)

	MidAmerican Funding Member's Equity
			Accumulated
			Other
			Comprehensive
	Paid-in Capital	Retained Earnings	Income (Loss), Net	Noncontrolling Interests	Total Equity

Balance, December 31, 2009	$1,679	$1,798	$(49)	$31	$3,459
Net income	—	340	—	—	340
Other comprehensive income	—	—	20	—	20
Repurchase of preferred securities of subsidiary	—	—	—	(2)	(2)
Distribution to member	—	(114)	—	—	(114)
Distributions to noncontrolling interests	—	—	—	(1)	(1)
Other equity transactions	—	(1)	—	—	(1)
Balance, December 31, 2010	1,679	2,023	(29)	28	3,701
Net income	—	304	—	1	305
Other comprehensive loss	—	—	(5)	—	(5)
Distributions to noncontrolling interests	—	—	—	(1)	(1)
Balance, December 31, 2011	1,679	2,327	(34)	28	4,000
Net income	—	342	—	1	343
Other comprehensive income	—	—	10	—	10
Distributions to noncontrolling interests	—	—	—	(1)	(1)
Disposition of subsidiary	—	—	—	(1)	(1)
Balance, December 31, 2012	$1,679	$2,669	$(24)	$27	$4,351

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)

	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$343	$305	$340
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	392	336	344
Deferred income taxes and amortization of investment tax credits	175	462	142
Changes in other assets and liabilities	49	33	32
Losses from impairment of assets	—	—	8
Other, net	(22)	(27)	(11)
Changes in other operating assets and liabilities:
Receivables, net	(13)	27	25
Inventories	(40)	(40)	(1)
Derivative collateral, net	4	(12)	6
Contributions to pension and other postretirement benefit plans, net	(53)	(41)	(6)
Accounts payable	12	(25)	(11)
Taxes accrued	419	(254)	(60)
Other current assets and liabilities	(6)	(12)	2
Net cash flows from operating activities	1,260	752	810

Cash flows from investing activities:
Utility construction expenditures	(645)	(565)	(337)
Purchases of available-for-sale securities	(64)	(77)	(80)
Proceeds from sales of available-for-sale securities	45	70	73
Proceeds from sales of other investments	8	—	—
Other, net	18	14	8
Net cash flows from investing activities	(638)	(558)	(336)

Cash flows from financing activities:
Distribution to member	—	—	(114)
Repayments of long-term debt	(283)	(612)	—
Repurchase of preferred securities of subsidiary	—	—	(3)
Net change in note payable to affiliate	15	217	(240)
Other, net	(1)	(1)	(2)
Net cash flows from financing activities	(269)	(396)	(359)

Net change in cash and cash equivalents	353	(202)	115
Cash and cash equivalents at beginning of year	1	203	88
Cash and cash equivalents at end of year	$354	$1	$203

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CAPITALIZATION
(Amounts in millions, except share amounts)

	As of December 31,
	2012	2011
MidAmerican Funding member's equity:
Paid-in capital	$1,679	$1,679
Retained earnings	2,669	2,327
Accumulated other comprehensive loss, net:
Unrealized losses on available-for-sale securities, net of tax of $(4) and $(6)	(5)	(8)
Unrealized losses on cash flow hedges, net of tax of $(13) and $(17)	(19)	(26)
MidAmerican Funding member's equity	4,324	3,972
Noncontrolling interests:
MidAmerican Energy preferred securities (100,000,000 shares authorized);
cumulative shares outstanding not subject to mandatory redemption:
$3.30 Series, 49,451 shares	5	5
$3.75 Series, 38,305 shares	4	4
$3.90 Series, 32,630 shares	3	3
$4.20 Series, 22,461 shares	2	2
$4.35 Series, 39,775 shares	4	4
$4.40 Series, 35,697 shares	4	4
$4.80 Series, 49,898 shares	5	5
Noncontrolling interests in MidAmerican Energy subsidiary	—	1
Noncontrolling interests	27	28
Long-term debt, excluding current portion:
MidAmerican Energy:
Variable-rate tax-exempt obligation series (2012- 0.18%, 2011- 0.15%):
Due 2016	34	34
Due 2017	4	4
Due 2023, issued in 1993	7	7
Due 2023, issued in 2008	57	57
Due 2024	35	35
Due 2025	13	13
Due 2038	45	45
Notes:
5.125% Series, due 2013	—	275
4.65% Series, due 2014	350	350
5.95% Series, due 2017	250	250
5.3% Series, due 2018	350	350
6.75% Series, due 2031	400	400
5.75% Series, due 2035	300	300
5.8% Series, due 2036	350	350
Turbine purchase obligation, 1.46%, due 2013	—	669
Turbine purchase obligation, 1.43%, due 2015	426	—
Obligations under capital leases	1	1
Unamortized debt discount	(32)	(25)
Total MidAmerican Energy	2,590	3,115

MidAmerican Funding parent 6.927% senior secured notes, due 2029	325	325
Long-term debt, excluding current portion	2,915	3,440
Total capitalization	$7,266	$7,440

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Company Organization

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired when MidAmerican Funding purchased MHC. MidAmerican Funding evaluates goodwill for impairment at least annually and completed its annual review as of October 31. When evaluating goodwill for impairment, MidAmerican Funding estimates the fair value of the reporting unit. If the carrying amount of a reporting unit, including goodwill, exceeds the estimated fair value, then the identifiable assets, including identifiable intangible assets, and liabilities of the reporting unit are estimated at fair value as of the current testing date. The excess of the estimated fair value of the reporting unit over the current estimated fair value of net assets establishes the implied value of goodwill. The excess of the recorded goodwill over the implied goodwill value is charged to earnings as an impairment loss. A significant amount of judgment is required in estimating the fair value of the reporting unit and performing goodwill impairment tests. MidAmerican Funding uses a variety of methods to estimate a reporting unit's fair value, principally discounted projected future net cash flows. Key assumptions used include, but are not limited to, the use of estimated future cash flows; multiples of earnings and regulatory asset value; and an appropriate discount rate. In estimating future cash flows, MidAmerican Funding incorporates current market information, as well as historical factors. As such, the determination of fair value incorporates significant unobservable inputs. During 2012, 2011 and 2010, MidAmerican Funding did not record any goodwill impairments.

(3)	Jointly Owned Utility Facilities

Refer to Note 3 of MidAmerican Energy's Notes to Consolidated Financial Statements.

(4)	Regulatory Matters

Refer to Note 4 of MidAmerican Energy's Notes to Consolidated Financial Statements.

(5)	Investments and Nonregulated Property, Net

Investments and nonregulated property, net consists of the following amounts as of December 31 (in millions):

	2012	2011

Nuclear decommissioning trust	$337	$306
Rabbi trusts	173	161
Auction rate securities	21	16
Nonregulated property, net of accumulated depreciation of $14 and $13, respectively	22	28
Coal transportation property, net of accumulated depreciation of $- and $4, respectively	—	8
Other	8	9
Total	$561	$528

In addition to the following discussion, refer to Note 5 of MidAmerican Energy's Notes to Consolidated Financial Statements for additional information regarding the investments included in the table above. In addition to assets of MidAmerican Energy, nonregulated property, net includes a corporate aircraft owned by MHC.

(6)	Components of Accumulated Other Comprehensive Loss, Net

Refer to Note 6 of MidAmerican Energy's Notes to Consolidated Financial Statements.

(7)	Noncontrolling Interests

Refer to Note 7 of MidAmerican Energy's Notes to Consolidated Financial Statements. Preferred securities of subsidiary are included in noncontrolling interests on the Consolidated Balance Sheets.

(8)    Long-Term Debt

Refer to MidAmerican Funding's Consolidated Statements of Capitalization for detail of long-term debt and to Note 8 of MidAmerican Energy's Notes to Consolidated Financial Statements for a discussion of its long-term debt. In addition to MidAmerican Energy's annual repayments of long-term debt, MidAmerican Funding has $325 million of long-term debt due in 2029.

MidAmerican Funding parent company long-term debt is secured by a pledge of the common stock of MHC. See Item 15(c) for the Consolidated Financial Statements of MHC Inc. and subsidiaries. The notes are the direct senior secured obligations of MidAmerican Funding and effectively rank junior to all indebtedness and other liabilities, including preferred stock, of the direct and indirect subsidiaries of MidAmerican Funding, to the extent of the assets of these subsidiaries. MidAmerican Funding may redeem the notes in whole or in part at any time at a redemption price equal to the sum of any accrued and unpaid interest to the date of redemption and the greater of (1) 100% of the principal amount of the notes or (2) the sum of the present values of the remaining scheduled payments of principal and interest on the notes, discounted to the date of redemption on a semiannual basis at the treasury yield plus 25 basis points.

Subsidiaries of MidAmerican Funding must make payments on their own indebtedness before making distributions to MidAmerican Funding. Refer to Note 8 of MidAmerican Energy's Notes to Consolidated Financial Statements for a discussion of utility regulatory restrictions affecting distributions from MidAmerican Energy. As a result of the utility regulatory restrictions agreed to by MidAmerican Energy in March 1999, MidAmerican Funding had restricted net assets of $2.4 billion as of December 31, 2012.

As of December 31, 2012, MidAmerican Funding was in compliance with all of its applicable long-term debt covenants.

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

(9)	Short-Term Debt and Revolving Credit Facilities

Refer to Note 9 of MidAmerican Energy's Notes to Consolidated Financial Statements. In addition to MidAmerican Energy's credit facilities, MHC has a $4 million unsecured credit facility, which expires in June 2013 and has a variable interest rate based on LIBOR plus a spread. As of December 31, 2012 and 2011, there were no borrowings outstanding under this credit facility. As of December 31, 2012, MHC was in compliance with the covenants of its revolving credit facility.

(10)    Income Taxes

MidAmerican Funding's income tax (benefit) expense consists of the following for the years ended December 31 (in millions):

	2012	2011	2010
Current:
Federal	$(260)	$(480)	$(172)
State	(23)	(8)	(31)
	(283)	(488)	(203)
Deferred:
Federal	198	452	130
State	(21)	11	14
	177	463	144

Investment tax credits	(2)	(1)	(2)
Total	$(108)	$(26)	$(61)

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense is as follows for the years ended December 31:

	2012	2011	2010

Federal statutory income tax rate	35%	35%	35%
Income tax credits	(60)	(34)	(30)
State income tax, net of federal income tax benefit	(12)	(1)	(4)
Income tax method changes	(6)	(11)	(19)
Effects of ratemaking	(1)	—	(3)
Other, net	(2)	2	(1)
Effective federal and state income tax rate	(46)%	(9)%	(22)%

MidAmerican Energy's wind-powered generating facilities are eligible for federal renewable electricity production tax credits for 10 years from the date the facilities were placed in-service.

MidAmerican Energy changed the methods by which it determines current income tax deductions for repair costs ("Repairs Deduction") and administrative and general costs ("A&G Deduction") related to certain of its regulated utility assets. These changes result in current deductibility for those costs, which are capitalized for book purposes. MidAmerican Energy was allowed to retroactively apply the method changes and deduct amounts related to prior years' costs on the tax return that includes the year of change. State utility rate regulation in Iowa requires that the tax effect of certain temporary differences be flowed through immediately to customers. Therefore, amounts that would otherwise have been recognized in income tax expense have been included as changes in regulatory assets in recognition of MidAmerican Energy's ability to recover increased tax expense when such temporary differences reverse. This treatment of such temporary differences impacts income tax expense and effective income tax rates from year to year.

Accordingly, earnings for the year ended December 31, 2012 reflect $16 million of income tax benefits recognized in connection with the Repairs Deduction for income tax years prior to 2012 related to MidAmerican Energy's regulated electric utility transmission and distribution assets. Earnings for the year ended December 31, 2010 reflect $17 million of income tax benefits recognized in connection with the Repairs Deduction for tax years prior to 2010 related to MidAmerican Energy's regulated natural gas utility assets and jointly owned regulated electric utility assets. MidAmerican Energy's A&G Deduction computed for tax years prior to 2010 resulted in the recognition of $44 million of income tax benefits in earnings for the year ended December 31, 2010. In 2011, MidAmerican Energy recognized $35 million of income tax benefits in conjunction with the partial resolution of certain tax issues related to tax positions taken for these income tax method changes.

MidAmerican Funding's net deferred income tax liability consists of the following as of December 31 (in millions):

	2012	2011
Deferred income tax assets:
Regulatory liabilities	$311	$300
Employee benefits	83	96
Derivative contracts	32	48
Asset retirement obligations	132	122
Other	88	68
Total deferred income tax assets	646	634

Deferred income tax liabilities:
Depreciable property	(2,432)	(2,195)
Regulatory assets	(353)	(333)
Other	(26)	(19)
Total deferred income tax liabilities	(2,811)	(2,547)

Net deferred income tax liability	$(2,165)	$(1,913)

Reflected as:
Current assets - other	$—	$5
Current liabilities - other	(3)	—
Deferred income taxes	(2,162)	(1,918)
	$(2,165)	$(1,913)

As of December 31, 2012, MidAmerican Funding has available $21 million of state carryforwards, principally for net operating losses, that expire at various intervals between 2013 and 2031.

The United States Internal Revenue Service has closed examination of MEHC's income tax returns through February 2006, including components related to MidAmerican Funding. In addition, state jurisdictions have closed examination of income tax returns through February 2006.

A reconciliation of the beginning and ending balances of MidAmerican Funding's net unrecognized tax benefits is as follows for the years ended December 31 (in millions):

	2012	2011

Beginning balance	$47	$80
Additions based on tax positions related to the current year	10	8
Additions for tax positions of prior years	25	4
Reductions based on tax positions related to the current year	(16)	(2)
Reductions for tax positions of prior years	(22)	(41)
Statute of limitations	(4)	(1)
Settlements	(2)	—
Interest and penalties	(1)	(1)
Ending balance	$37	$47

As of December 31, 2012 and 2011, substantially all of MidAmerican Funding's unrecognized tax benefits of $37 million and $47 million, respectively, if recognized, would have an impact on the effective tax rate. The unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility.

(11)	Employee Benefit Plans

Refer to Note 11 of MidAmerican Energy's Notes to Consolidated Financial Statements for additional information regarding MidAmerican Funding's pension, supplemental retirement and postretirement benefit plans.

Pension and postretirement costs allocated by MidAmerican Funding to its parent and other affiliates in each of the years ended December 31, were as follows (in millions):

	2012	2011	2010

Pension costs	$5	$5	$7
Other postretirement costs	(2)	(1)	(1)

(12)	Asset Retirement Obligations

Refer to Note 12 of MidAmerican Energy's Notes to Consolidated Financial Statements.

(13)	Risk Management and Hedging Activities

Refer to Note 13 of MidAmerican Energy's Notes to Consolidated Financial Statements.

(14)    Fair Value Measurements

Refer to Note 14 of MidAmerican Energy's Notes to Consolidated Financial Statements.

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

	2012		2011
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$3,584	$4,186	$3,440	$4,038

(15)    Commitments and Contingencies

Refer to Note 15 of MidAmerican Energy's Notes to Consolidated Financial Statements.

Legal Matters

MidAmerican Funding is party to a variety of legal actions arising out of the normal course of business. Plaintiffs occasionally seek punitive or exemplary damages. MidAmerican Funding does not believe that such normal and routine litigation will have a material impact on its consolidated financial results.

(16)    Non-Operating Other, Net

Non-operating income - other, net; as shown on the Consolidated Statements of Operations, includes the following other income and (expense) items for the years ended December 31 (in millions):

	2012	2011	2010

Corporate-owned life insurance income	$9	$5	$8
Reduction of environmental contingencies	—	—	5
Gains on sales of assets and other investments	2	2	—
Impairment of assets	—	—	(8)
Other, net	2	3	(1)
Total	$13	$10	$4

In 2010, MidAmerican Funding recorded $5 million of income from the reduction of environmental contingencies related to its past divestiture of an oil and gas company for which MidAmerican Funding has determined its future liability is no longer probable.
MidAmerican Energy recorded an impairment loss of $8 million in 2010 for an asset held for sale.

(17)    Supplemental Cash Flow Information

The summary of supplemental cash flow information as of and for the years ending December 31 is as follows (in millions):

	2012	2011	2010
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$147	$186	$187
Income taxes received, net	$698	$230	$138

Supplemental disclosure of non-cash investing transactions:
Accounts payable related to utility plant additions	$122	$102	$29
Deferred payments on equipment purchased for wind-powered generation at MidAmerican Energy(1)	$406	$647	$—

(1)
In conjunction with the construction of wind-powered generating facilities, MidAmerican Energy accrued in gross utility plant in service amounts it is not contractually obligated to pay until a stated future date. Refer to Note 8 for additional information.

(18)	Segment Information

MidAmerican Funding has identified three reportable operating segments: regulated electric, regulated gas and nonregulated energy. The regulated electric segment derives most of its revenue from regulated retail sales of electricity to residential, commercial, and industrial customers and from wholesale sales. The regulated gas segment derives most of its revenue from regulated retail sales of natural gas to residential, commercial, and industrial customers and also obtains revenue by transporting gas owned by others through its distribution system. Pricing for regulated electric and regulated gas sales are established separately by regulatory agencies; therefore, management also reviews each segment separately to make decisions regarding allocation of resources and in evaluating performance. The nonregulated energy segment derives most of its revenue from nonregulated retail electric and gas activities. Common operating costs, interest income, interest expense and income tax expense are allocated to each segment based on certain factors, which primarily relate to the nature of the cost. "Other" in the tables below consists of the nonregulated subsidiaries of MidAmerican Funding not engaged in the energy business and parent company interest expense. Refer to Note 10 for a discussion of income tax method changes and related items affecting income tax (benefit) expense for the regulated electric and gas operating segments.

The following tables provide information on an operating segment basis (in millions):

	Years Ended December 31,
	2012	2011	2010
Operating revenue:
Regulated electric	$1,694	$1,662	$1,779
Regulated gas	659	769	852
Nonregulated energy	889	1,070	1,179
Other	5	2	5
Total operating revenue	$3,247	$3,503	$3,815

Depreciation and amortization:
Regulated electric	$356	$301	$309
Regulated gas	36	35	35
Total depreciation and amortization	$392	$336	$344

Operating income:
Regulated electric	$270	$294	$319
Regulated gas	47	66	64
Nonregulated energy	53	69	76
Other	(1)	(1)	1
Total operating income	$369	$428	$460

Fixed charges:
Regulated electric	$123	$133	$136
Regulated gas	15	18	18
Other	24	25	36
Total fixed charges	$162	$176	$190

Income tax (benefit) expense:
Regulated electric	$(129)	$(61)	$(84)
Regulated gas	7	16	5
Nonregulated energy	23	28	30
Other	(9)	(9)	(12)
Total income tax (benefit) expense	$(108)	$(26)	$(61)

Net income attributable to MidAmerican Funding:
Regulated electric	$297	$243	$268
Regulated gas	28	36	45
Nonregulated energy	29	39	44
Other	(12)	(14)	(17)
Total net income attributable to MidAmerican Funding	$342	$304	$340

Utility construction expenditures:
Regulated electric	$588	$505	$295
Regulated gas	57	60	42
Total utility construction expenditures	$645	$565	$337

	As of December 31,
	2012	2011	2010
Total assets:
Regulated electric	$11,089	$10,207	$8,971
Regulated gas	1,280	1,238	1,111
Nonregulated energy	132	135	197
Other	29	25	31
Total assets	$12,530	$11,605	$10,310

Goodwill by reportable segment as of December 31, 2012 and 2011, was as follows (in millions):

Regulated electric	$1,191
Regulated gas	79
Total	$1,270

(19)	Related Party Transactions

The companies identified as affiliates of MidAmerican Funding are Berkshire Hathaway and its subsidiaries, including MEHC and its subsidiaries. The basis for the following transactions is provided for in service agreements between MidAmerican Funding and the affiliates.

MidAmerican Funding is reimbursed for charges incurred on behalf of its affiliates. The majority of these reimbursed expenses are for allocated employee wages and benefits, insurance, building rent, computer costs, administrative services, travel expenses, and general and administrative expenses, such as treasury, legal and accounting functions. The amount of such reimbursements was $42 million, $44 million and $43 million for 2012, 2011 and 2010, respectively.

MidAmerican Funding reimbursed MEHC in the amount of $7 million, $11 million and $15 million in 2012, 2011 and 2010, respectively, for its share of corporate expenses.

Northern Natural Gas Company ("NNG"), a wholly owned subsidiary of MEHC, is one of MidAmerican Energy's suppliers of natural gas transportation and storage capacity. MidAmerican Energy's net purchases of natural gas transportation and storage capacity from NNG totaled $59 million, $59 million and $58 million in 2012, 2011 and 2010, respectively.

MHC has a $300 million revolving credit arrangement carrying interest at the 30-day LIBOR rate plus a spread to borrow from MEHC. Outstanding balances are unsecured and due on demand. The outstanding balance was $246 million at an interest rate of 0.465% as of December 31, 2012, and $231 million at an interest rate of 0.521% as of December 31, 2011, and is reflected as note payable to affiliate on the Consolidated Balance Sheet.

MEHC has a $100 million revolving credit arrangement, carrying interest at the 30-day LIBOR rate plus a spread to borrow from MHC. Outstanding balances are unsecured and due on demand. There were no borrowings outstanding throughout 2012 and 2011.

MidAmerican Funding had accounts receivable from affiliates of $7 million as of December 31, 2012 and 2011, respectively, that are included in receivables, net on the Consolidated Balance Sheets. MidAmerican Funding also had accounts payable to affiliates of $7 million and $11 million as of December 31, 2012 and 2011, respectively, that are included in accounts payable on the Consolidated Balance Sheets.

MidAmerican Funding recognizes the full amount of the funded status for its pension and postretirement plans, and amounts attributable to MidAmerican Funding's affiliates that have not previously been recognized through income are recognized as an intercompany balance with such affiliates. MidAmerican Funding adjusts these balances when changes to the funded status of the respective plans are recognized and does not intend to settle the balances currently. Amounts receivable from affiliates attributable to the funded status of employee benefit plans totaled $16 million and $17 million as of December 31, 2012 and 2011, respectively, and similar amounts payable to affiliates totaled $20 million and $13 million as of December 31, 2012 and 2011, respectively. See Note 11 for further information pertaining to pension and postretirement accounting.

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

(20)	Unaudited Quarterly Operating Results

	2012
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In millions)
Operating revenue	$874	$709	$828	$836
Operating income	91	81	139	58
Net income	71	78	136	58
Net income attributable to MidAmerican Funding	71	77	136	58

	2011
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In millions)
Operating revenue	$979	$805	$866	$853
Operating income	113	85	148	82
Net income	69	45	104	87
Net income attributable to MidAmerican Funding	69	44	104	87

Quarterly data reflect seasonal variations common to a Midwest utility. Net income for the second quarter of 2012 and the fourth quarter of 2011 reflects $18 million and $35 million, respectively, of income tax benefits recognized for changes in the tax accounting methods used to determine current income tax deductions. Refer to Note 10 for further discussion regarding MidAmerican Energy's changes in tax accounting methods.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K, the Company (MidAmerican Energy or MidAmerican Funding, as applicable) carried out an evaluation, under the supervision and with the participation of the Company's respective management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, the Company's management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to management, including the Company's Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company's internal control over financial reporting during the quarter ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Management of the Company (MidAmerican Energy or MidAmerican Funding, as applicable) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Under the supervision and with the participation of the Company's management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), the Company's management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2012 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, the Company's management used the criteria set forth in the framework in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation conducted under the framework in "Internal Control - Integrated Framework," the Company's management concluded that the Company's internal control over financial reporting was effective as of December 31, 2012.

MidAmerican Energy Company	MidAmerican Funding, LLC
March 1, 2013	March 1, 2013

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by Item 10 is omitted pursuant to General Instruction I(2)(c) to Form 10-K.

Item 11.	Executive Compensation

Information required by Item 11 is omitted pursuant to General Instruction I(2)(c) to Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Item 12 is omitted pursuant to General Instruction I(2)(c) to Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by Item 13 is omitted pursuant to General Instruction I(2)(c) to Form 10-K.

Item 14.	Principal Accountant Fees and Services

The following table shows MidAmerican Funding's (consolidated) and MidAmerican Energy's fees paid or accrued for audit and audit-related services and fees paid for tax and all other services rendered by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu Limited, and their respective affiliates (collectively, the "Deloitte Entities") for each of the last two years (in millions):

	MidAmerican Funding		MidAmerican Energy
	2012	2011	2012	2011

Audit fees(1)	$0.9	$0.8	$0.8	$0.8
Audit-related fees(2)	0.2	0.2	0.2	0.2
Tax fees(3)	—	—	—	—
All other fees	—	—	—	—
Total	$1.1	$1.0	$1.0	$1.0

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

MidAmerican Funding, LLC Parent Company Only Condensed Financial Statements (Schedule I)		133

MHC Inc. Parent Company Only Condensed Financial Statements (Schedule I)		137

MidAmerican Energy Company and Subsidiaries Consolidated Valuation and Qualifying Accounts (Schedule II)		141

MidAmerican Funding, LLC and Subsidiaries; MHC Inc. and Subsidiaries Consolidated Valuation and Qualifying Accounts (Schedule II)		142

(b)	Exhibits

Exhibits Index		145

(c)	Financial Statements of Affiliate Pledged as Collateral

MHC Inc. Consolidated Financial Statements		117

Item 15(c)	MHC Inc. Consolidated Financial Statements

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
Des Moines, Iowa

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of MHC Inc. and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the Company's financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MHC Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Des Moines, Iowa
March 1, 2013

MHC INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in millions)

	As of December 31,
	2012	2011
ASSETS
Utility plant, net:
Electric	$11,416	$10,587
Gas	1,301	1,255
Gross utility plant in service	12,717	11,842
Accumulated depreciation and amortization	(4,413)	(4,120)
Utility plant in service, net	8,304	7,722
Construction work in progress	318	173
Total utility plant, net	8,622	7,895
Current assets:
Cash and cash equivalents	354	1
Receivables, net	416	374
Income tax receivables	—	270
Inventories	240	201
Other	57	58
Total current assets	1,067	904
Other assets:
Receivable from affiliate	248	235
Investments and nonregulated property, net	561	528
Goodwill	1,270	1,270
Regulatory assets	876	831
Other	132	175
Total other assets	3,087	3,039
Total assets	$12,776	$11,838
CAPITALIZATION AND LIABILITIES
Capitalization:
MHC common shareholder's equity	$4,903	$4,538
Noncontrolling interests	27	28
Long-term debt, excluding current portion	2,590	3,115
Total capitalization	7,520	7,681
Current liabilities:
Current portion of long-term debt	669	—
Note payable to affiliate	246	231
Accounts payable	386	314
Taxes accrued	228	107
Interest accrued	27	34
Other	120	120
Total current liabilities	1,676	806
Other liabilities:
Deferred income taxes	2,162	1,918
Asset retirement obligations	318	293
Regulatory liabilities	750	719
Other	350	421
Total other liabilities	3,580	3,351
Total capitalization and liabilities	$12,776	$11,838

The accompanying notes are an integral part of these consolidated financial statements.

MHC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in millions)

	Years Ended December 31,
	2012	2011	2010
Operating revenue:
Regulated electric	$1,694	$1,662	$1,779
Regulated gas	659	769	852
Nonregulated	894	1,072	1,184
Total operating revenue	3,247	3,503	3,815

Operating costs and expenses:
Regulated:
Cost of fuel, energy and capacity	458	491	566
Cost of gas sold	424	519	602
Other operating expenses	427	413	421
Maintenance	220	197	204
Depreciation and amortization	392	336	344
Property and other taxes	115	115	112
Total regulated operating costs and expenses	2,036	2,071	2,249
Nonregulated:
Cost of sales	807	972	1,076
Other	35	32	30
Total nonregulated operating costs and expenses	842	1,004	1,106
Total operating expenses	2,878	3,075	3,355

Operating income	369	428	460

Non-operating income:
Interest and dividend income	1	1	1
Allowance for equity funds	14	16	4
Other, net	14	10	4
Total non-operating income	29	27	9

Fixed charges:
Interest on long-term debt	142	157	155
Other interest expense	3	2	1
Allowance for borrowed funds	(5)	(7)	(2)
Total fixed charges	140	152	154

Income before income tax benefit	258	303	315
Income tax benefit	(98)	(16)	(46)

Net income	356	319	361
Net income attributable to noncontrolling interests	1	1	—

Net income attributable to MHC	$355	$318	$361

The accompanying notes are an integral part of these consolidated financial statements.

MHC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)

	Years Ended December 31,
	2012	2011	2010

Net income	$356	$319	$361

Other comprehensive income (loss):
Unrealized gains on available-for-sale securities, net of tax of $2, $- and $2	3	1	2
Unrealized gains (losses) on cash flow hedges, net of tax of $4, $(3) and $11	7	(6)	18
Total other comprehensive income (loss), net of tax	10	(5)	20

Comprehensive income	366	314	381
Comprehensive income attributable to noncontrolling interests	1	1	—

Comprehensive income attributable to MHC	$365	$313	$381

The accompanying notes are an integral part of these consolidated financial statements.

MHC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in millions)

	MHC Common Shareholder's Equity
			Accumulated
			Other
			Comprehensive
	Paid-in Capital	Retained Earnings	Income (Loss), Net	Noncontrolling Interests	Total Equity

Balance, December 31, 2009	$2,430	$1,577	$(49)	$31	$3,989
Net income	—	361	—	—	361
Other comprehensive income	—	—	20	—	20
Repurchase of preferred securities of subsidiary	—	—	—	(2)	(2)
Distribution to member	—	(114)	—	—	(114)
Distributions to noncontrolling interests	—	—	—	(1)	(1)
Balance, December 31, 2010	2,430	1,824	(29)	28	4,253
Net income	—	318	—	1	319
Other comprehensive loss	—	—	(5)	—	(5)
Distributions to noncontrolling interests	—	—	—	(1)	(1)
Balance, December 31, 2011	2,430	2,142	(34)	28	4,566
Net income	—	355	—	1	356
Other comprehensive income	—	—	10	—	10
Disposition of subsidiary	—	—	—	(1)	(1)
Distributions to noncontrolling interests	—	—	—	(1)	(1)
Balance, December 31, 2012	$2,430	$2,497	$(24)	$27	$4,930

The accompanying notes are an integral part of these consolidated financial statements.

MHC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)

	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$356	$319	$361
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	392	336	344
Deferred income taxes and amortization of investment tax credits	175	462	142
Changes in other assets and liabilities	49	33	32
Losses from impairment of assets	—	—	8
Other, net	(22)	(26)	(11)
Changes in other operating assets and liabilities:
Receivables, net	(13)	26	25
Inventories	(40)	(40)	(1)
Derivative collateral, net	4	(12)	6
Contributions to pension and other postretirement benefit plans, net	(53)	(41)	(6)
Accounts payable	12	(26)	(11)
Taxes accrued	419	(254)	(60)
Other current assets and liabilities	(6)	(7)	2
Net cash flows from operating activities	1,273	770	831

Net cash flows from investing activities:
Utility construction expenditures	(645)	(565)	(337)
Purchases of available-for-sale securities	(64)	(77)	(80)
Proceeds from sales of available-for-sale securities	45	70	73
Proceeds from sales of other investments	8	—	—
Other, net	18	14	8
Net cash flows from investing activities	(638)	(558)	(336)

Net cash flows from financing activities:
Common dividends	—	—	(114)
Repayments of long-term debt	(283)	(412)	—
Repurchase of preferred securities of subsidiary	—	—	(3)
Net change in amounts receivable from/payable to affiliates	2	(1)	(261)
Other, net	(1)	(1)	(2)
Net cash flows from financing activities	(282)	(414)	(380)

Net change in cash and cash equivalents	353	(202)	115
Cash and cash equivalents at beginning of year	1	203	88
Cash and cash equivalents at end of year	$354	$1	$203

The accompanying notes are an integral part of these consolidated financial statements.

MHC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CAPITALIZATION
(Amounts in millions, except share amounts)

	As of December 31,
	2012	2011
MHC common shareholder's equity:
Common shares, no par; 1,000 authorized; 1,000 outstanding	$2,430	$2,430
Retained earnings	2,497	2,142
Accumulated other comprehensive loss, net:
Unrealized losses on available-for-sale securities, net of tax of $(4) and $(6)	(5)	(8)
Unrealized losses on cash flow hedges, net of tax of $(13) and $(17)	(19)	(26)
MHC common shareholder's equity	4,903	4,538
Noncontrolling interests:
MidAmerican Energy preferred securities (100,000,000 shares authorized);
cumulative shares outstanding not subject to mandatory redemption:
$3.30 Series, 49,451 shares	5	5
$3.75 Series, 38,305 shares	4	4
$3.90 Series, 32,630 shares	3	3
$4.20 Series, 22,461 shares	2	2
$4.35 Series, 39,775 shares	4	4
$4.40 Series, 35,697 shares	4	4
$4.80 Series, 49,898 shares	5	5
Noncontrolling interests in MidAmerican Energy subsidiary	—	1
Noncontrolling interests	27	28
Long-term debt:
MidAmerican Energy:
Variable-rate tax-exempt obligation series (2012- 0.18%, 2011- 0.15%):
Due 2016	34	34
Due 2017	4	4
Due 2023, issued in 1993	7	7
Due 2023, issued in 2008	57	57
Due 2024	35	35
Due 2025	13	13
Due 2038	45	45
Notes:
5.65% Series, due 2012	—	—
5.125% Series, due 2013	—	275
4.65% Series, due 2014	350	350
5.95% Series, due 2017	250	250
5.3% Series, due 2018	350	350
6.75% Series, due 2031	400	400
5.75% Series, due 2035	300	300
5.8% Series, due 2036	350	350
Turbine purchase obligation, 1.46%, due 2013	—	669
Turbine purchase obligation, 1.43%, due 2015	426	—
Obligations under capital leases	1	1
Unamortized debt discount	(32)	(25)
Total long-term debt	2,590	3,115
Total capitalization	$7,520	$7,681

The accompanying notes are an integral part of these consolidated financial statements.

MHC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Company Organization

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

Basis of Consolidation and Presentation

The Consolidated Financial Statements include the accounts of MHC and its subsidiaries in which it held a controlling financial interest as of the date of the financial statement. Intercompany accounts and transactions have been eliminated, other than those between rate-regulated operations. MHC has evaluated subsequent events through March 1, 2013, which is the date the Consolidated Financial Statements were issued.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired when MidAmerican Funding purchased MHC. MHC evaluates goodwill for impairment at least annually and completed its annual review as of October 31. When evaluating goodwill for impairment, MHC estimates the fair value of the reporting unit. If the carrying amount of a reporting unit, including goodwill, exceeds the estimated fair value, then the identifiable assets, including identifiable intangible assets, and liabilities of the reporting unit are estimated at fair value as of the current testing date. The excess of the estimated fair value of the reporting unit over the current estimated fair value of net assets establishes the implied value of goodwill. The excess of the recorded goodwill over the implied goodwill value is charged to earnings as an impairment loss. A significant amount of judgment is required in estimating the fair value of the reporting unit and performing goodwill impairment tests. MHC uses a variety of methods to estimate a reporting unit's fair value, principally discounted projected future net cash flows. Key assumptions used include, but are not limited to, the use of estimated future cash flows; multiples of earnings and regulatory asset value; and an appropriate discount rate. In estimating future cash flows, MHC incorporates current market information, as well as historical factors. As such, the determination of fair value incorporates significant unobservable inputs. During 2012, 2011 and 2010, MHC did not record any goodwill impairments.

(3)    Jointly Owned Utility Facilities

Refer to Note 3 of MidAmerican Energy's Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

(4)    Regulatory Matters

Refer to Note 4 of MidAmerican Energy's Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

(5)	Investments and Nonregulated Property, Net

Investments and nonregulated property, net consists of the following amounts as of December 31 (in millions):

	2012	2011

Nuclear decommissioning trust	$337	$306
Rabbi trusts	173	161
Auction rate securities	21	16
Nonregulated property, net of accumulated depreciation of $14 and $13, respectively	22	28
Coal transportation property, net of accumulated depreciation of $- and $4, respectively	—	8
Other	8	9
Total	$561	$528

In addition to the following discussion, refer to Note 5 of MidAmerican Energy's Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding the investments included in the table above. In addition to assets of MidAmerican Energy, nonregulated property, net includes a corporate aircraft owned by MHC.

(6)	Components of Accumulated Other Comprehensive Loss, Net

Refer to Note 6 of MidAmerican Energy's Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

(7)	Noncontrolling Interests

Refer to Note 7 of MidAmerican Energy's Notes to Consolidated Financial Statements in Item 8 of this Form 10-K. Preferred securities of subsidiary are included in noncontrolling interests on the Consolidated Balance Sheets.

(8)	Long-Term Debt

Refer to Note 8 of MidAmerican Energy's Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

(9)    Short-Term Debt and Revolving Credit Facilities

Refer to Note 9 of MidAmerican Energy's Notes to Consolidated Financial Statements. In addition to MidAmerican Energy's credit facilities, MHC has a $4 million unsecured credit facility, which expires in June 2013 and has a variable interest rate based on LIBOR plus a spread. As of December 31, 2012 and 2011, there were no borrowings outstanding under this credit facility. As of December 31, 2012, MHC was in compliance with the covenants of its revolving credit facility.

(10)	Income Taxes

MHC's income tax (benefit) expense consists of the following for the years ended December 31 (in millions):

	2012	2011	2010
Current:
Federal	$(253)	$(473)	$(160)
State	(20)	(5)	(28)
	(273)	(478)	(188)
Deferred:
Federal	198	452	130
State	(21)	11	14
	177	463	144

Investment tax credits	(2)	(1)	(2)
Total	$(98)	$(16)	$(46)

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense is as follows for the years ended December 31:

	2012	2011	2010

Federal statutory income tax rate	35%	35%	35%
Income tax credits	(55)	(32)	(27)
State income tax, net of federal income tax benefit	(10)	1	(3)
Income tax method changes	(6)	(10)	(17)
Effects of ratemaking	—	—	(3)
Other, net	(2)	1	—
Effective federal and state income tax rate	(38)%	(5)%	(15)%

MidAmerican Energy's wind-powered generating facilities are eligible for federal renewable electricity production tax credits for 10 years from the date the facilities were placed in-service.

MidAmerican Energy changed the methods by which it determines current income tax deductions for repair costs ("Repairs Deduction") and administrative and general costs ("A&G Deduction") related to certain of its regulated utility assets. These changes result in current deductibility for those costs, which are capitalized for book purposes. MidAmerican Energy was allowed to retroactively apply the method changes and deduct amounts related to prior years' costs on the tax return that includes the year of change. State utility rate regulation in Iowa requires that the tax effect of certain temporary differences be flowed through immediately to customers. Therefore, amounts that would otherwise have been recognized in income tax expense have been included as changes in regulatory assets in recognition of MidAmerican Energy's ability to recover increased tax expense when such temporary differences reverse. This treatment of such temporary differences impacts income tax expense and effective income tax rates from year to year.

Accordingly, earnings for the year ended December 31, 2012 reflect $16 million of income tax benefits recognized in connection with the Repairs Deduction for income tax years prior to 2012 related to MidAmerican Energy's regulated electric utility transmission and distribution assets. Earnings for the year ended December 31, 2010 reflect $17 million of income tax benefits recognized in connection with the Repairs Deduction for tax years prior to 2010 related to MidAmerican Energy's regulated natural gas utility assets and jointly owned regulated electric utility assets. MidAmerican Energy's A&G Deduction computed for tax years prior to 2010 resulted in the recognition of $44 million of income tax benefits in earnings for the year ended December 31, 2010. In 2011, MidAmerican Energy recognized $35 million of income tax benefits in conjunction with the partial resolution of certain tax issues related to tax positions taken for these income tax method changes.

MHC's net deferred income tax liability consists of the following as of December 31 (in millions):

	2012	2011
Deferred income tax assets:
Regulatory liabilities	$311	$300
Employee benefits	83	96
Derivative contracts	32	48
Asset retirement obligations	132	122
Other	88	68
Total deferred income tax assets	646	634

Deferred income tax liabilities:
Depreciable property	(2,432)	(2,195)
Regulatory assets	(353)	(333)
Other	(26)	(19)
Total deferred income tax liabilities	(2,811)	(2,547)

Net deferred income tax liability	$(2,165)	$(1,913)

Reflected as:
Current assets - other	$—	$5
Current liabilities - other	(3)	—
Deferred income taxes	(2,162)	(1,918)
	$(2,165)	$(1,913)

As of December 31, 2012, MHC has available $21 million of state carryforwards, principally for net operating losses, that expire at various intervals between 2013 and 2031.

The United States Internal Revenue Service has closed examination of MEHC's income tax returns through February 2006, including components related to MHC. In addition, state jurisdictions have closed examination of MHC's income tax returns through February 2006.

A reconciliation of the beginning and ending balances of MHC's net unrecognized tax benefits is as follows for the years ended December 31 (in millions):

	2012	2011

Beginning balance	$47	$80
Additions based on tax positions related to the current year	10	8
Additions for tax positions of prior years	25	4
Reductions based on tax positions related to the current year	(16)	(2)
Reductions for tax positions of prior years	(22)	(41)
Statute of limitations	(4)	(1)
Settlements	(2)	—
Interest and penalties	(1)	(1)
Ending balance	$37	$47

As of December 31, 2012 and 2011, substantially all of MHC's unrecognized tax benefits of $37 million and $47 million, respectively, if recognized, would have an impact on the effective tax rate. The unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility.

(11)	Employee Benefit Plans

Refer to Note 11 of MidAmerican Energy's Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding MHC's pension, supplemental retirement and postretirement benefit plans.

Pension and postretirement costs allocated by MHC to its parent and other affiliates in each of the years ended December 31, were as follows (in millions):

	2012	2011	2010

Pension costs	$5	$5	$7
Other postretirement costs	(2)	(1)	(1)

(12)	Asset Retirement Obligations

Refer to Note 12 of MidAmerican Energy's Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

(13)	Risk Management and Hedging Activities

Refer to Note 13 of MidAmerican Energy's Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

(14)	Fair Value Measurements

Refer to Note 14 of MidAmerican Energy's Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

(15)	Commitments and Contingencies

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

(16)    Non-Operating Other, Net

Non-operating income - other, net; as shown on the Consolidated Statements of Operations, includes the following other income and (expense) items for the years ended December 31 (in millions):

	2012	2011	2010

Corporate-owned life insurance income	$9	$5	$8
Reduction of environmental contingencies	—	—	5
Gains on sales of assets and other investments	2	2	—
Impairment of assets	—	—	(8)
Other, net	3	3	(1)
Total	$14	$10	$4

In 2010 MHC recorded $5 million of income from the reduction of environmental contingencies related to its past divestiture of an oil and gas company for which MHC has determined its future liability is no longer probable. MidAmerican Energy recorded an impairment loss of $8 million in 2010 for an asset held for sale.

(17)    Supplemental Cash Flow Information

The summary of supplemental cash flow information as of and for the years ending December 31 is as follows (in millions):

	2012	2011	2010
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$125	$156	$151
Income taxes received, net	$689	$220	$123

Supplemental disclosure of non-cash investing and financing transactions:
Accounts payable related to utility plant additions	$122	$102	$29
Deferred payments on equipment purchased for wind-powered generation at MidAmerican Energy(1)	$406	$647	$—

(1)
In conjunction with the construction of wind-powered generating facilities, MidAmerican Energy accrued in gross utility plant in service amounts it is not contractually obligated to pay until a stated future date. Refer to Note 8 for additional information.

(18)	Segment Information

MHC has identified three reportable operating segments: regulated electric, regulated gas and nonregulated energy. The regulated electric segment derives most of its revenue from regulated retail sales of electricity to residential, commercial, and industrial customers and from wholesale sales. The regulated gas segment derives most of its revenue from regulated retail sales of natural gas to residential, commercial, and industrial customers and also obtains revenue by transporting gas owned by others through its distribution system. Pricing for regulated electric and regulated gas sales are established separately by regulatory agencies; therefore, management also reviews each segment separately to make decisions regarding allocation of resources and in evaluating performance. The nonregulated energy segment derives most of its revenue from nonregulated retail electric and gas activities. Common operating costs, interest income, interest expense and income tax expense are allocated to each segment based on certain factors, which primarily relate to the nature of the cost. “Other” in the tables below consists principally of the nonregulated subsidiaries of MHC not engaged in the energy business. Refer to Note 10 for a discussion of income tax method changes and related items affecting income tax (benefit) expense for the regulated electric and gas operating segments.

The following tables provide information on an operating segment basis (in millions):

	Years Ended December 31,
	2012	2011	2010
Operating revenue:
Regulated electric	$1,694	$1,662	$1,779
Regulated gas	659	769	852
Nonregulated energy	889	1,070	1,179
Other	5	2	5
Total operating revenue	$3,247	$3,503	$3,815

Depreciation and amortization:
Regulated electric	$356	$301	$309
Regulated gas	36	35	35
Total depreciation and amortization	$392	$336	$344

Operating income:
Regulated electric	$270	$294	$319
Regulated gas	47	66	64
Nonregulated energy	53	69	76
Other	(1)	(1)	1
Total operating income	$369	$428	$460

Fixed charges:
Regulated electric	$123	$133	$136
Regulated gas	15	18	18
Other	2	1	—
Total fixed charges	$140	$152	$154

Income tax (benefit) expense:
Regulated electric	$(129)	$(61)	$(84)
Regulated gas	7	16	5
Nonregulated energy	23	28	30
Other	1	1	3
Total income tax (benefit) expense	$(98)	$(16)	$(46)

Net income attributable to MHC:
Regulated electric	$297	$243	$268
Regulated gas	28	36	45
Nonregulated energy	29	39	44
Other	1	—	4
Total net income attributable to MHC	$355	$318	$361

Utility construction expenditures:
Regulated electric	$588	$505	$295
Regulated gas	57	60	42
Total utility construction expenditures	$645	$565	$337

	As of December 31,
	2012	2011	2010
Total assets:
Regulated electric	$11,089	$10,207	$8,971
Regulated gas	1,280	1,238	1,111
Nonregulated energy	132	135	197
Other	275	258	45
Total assets	$12,776	$11,838	$10,324

Goodwill by reportable segment as of December 31, 2012 and 2011 was as follows (in millions):

Regulated electric	$1,191
Regulated gas	79
Total	$1,270

(19)	Related Party Transactions

The companies identified as affiliates of MHC are Berkshire Hathaway and its subsidiaries, including MEHC and its subsidiaries. The basis for the following transactions is provided for in service agreements between MHC and the affiliates.

MHC is reimbursed for charges incurred on behalf of its affiliates. The majority of these reimbursed expenses are for allocated employee wages and benefits, insurance, building rent, computer costs, administrative services, travel expenses, and general and administrative expenses: including treasury, legal and accounting functions. The amount of such reimbursements was $42 million, $44 million and $43 million for 2012, 2011 and 2010, respectively.

MHC reimbursed MEHC in the amount of $7 million, $11 million and $15 million in 2012, 2011 and 2010, respectively, for its share of corporate expenses.

Northern Natural Gas Company ("NNG"), a wholly owned subsidiary of MEHC, is one of MidAmerican Energy's suppliers of natural gas transportation and storage capacity. MidAmerican Energy's net purchases of natural gas transportation and storage capacity from NNG totaled $59 million, $59 million and $58 million in 2012, 2011 and 2010, respectively.

MHC has a $300 million revolving credit arrangement carrying interest at the 30-day LIBOR rate plus a spread to borrow from MEHC. Outstanding balances are unsecured and due on demand. The outstanding balance was $246 million at an interest rate of 0.465% as of December 31, 2012, and $231 million at an interest rate of 0.521% as of December 31, 2011, and is reflected as note payable to affiliate on the Consolidated Balance Sheet.

MEHC has a $100 million revolving credit arrangement carrying interest at the 30-day LIBOR rate plus a spread to borrow from MHC. Outstanding balances are unsecured and due on demand. There were no borrowings outstanding throughout 2012 and 2011.

MHC settles all obligations of MidAmerican Funding including primarily interest costs on MidAmerican Funding's long-term debt. Net amounts paid by MHC on behalf of MidAmerican Funding totaled $13 million, $218 million and $21 million for 2012, 2011 and 2010, respectively.

MHC had accounts receivable from affiliates of $252 million and $240 million as of December 31, 2012 and 2011, respectively, that are reflected in receivables, net and receivable from affiliate on the Consolidated Balance Sheets. MHC also had accounts payable to affiliates of $7 million and $11 million as of December 31, 2012 and 2011, respectively, that are included in accounts payable on the Consolidated Balance Sheets.

MHC recognizes the full amount of the funded status for its pension and postretirement plans, and amounts attributable to MHC's affiliates that have not previously been recognized through income are recognized as an intercompany balance with such affiliates. MHC adjusts these balances when changes to the funded status of the respective plans are recognized and does not intend to settle the balances currently. Amounts receivable from affiliates attributable to the funded status of employee benefit plans totaled $16 million and $17 million as of December 31, 2012 and 2011, respectively, and similar amounts payable to affiliates totaled $20 million and $13 million, as of December 31, 2012 and 2011, respectively. See Note 11 for further information pertaining to pension and postretirement accounting.

Item 15(a)(2)    Financial Statement Schedules

SCHEDULE I

MIDAMERICAN FUNDING, LLC
PARENT COMPANY ONLY
CONDENSED BALANCE SHEETS
(Amounts in millions)

	As of December 31,
	2012	2011
ASSETS
Current assets:
Receivables from affiliates	$3	$2

Investments in and advances to subsidiaries	4,903	4,539

Total assets	$4,906	$4,541

LIABILITIES AND MEMBER'S EQUITY
Current liabilities:
Interest accrued and other current liabilities	$8	$8

Payable to affiliate	248	235
Long-term debt	325	325
Other	1	1
Total liabilities	582	569

Member's equity:
Paid-in capital	1,679	1,679
Retained earnings	2,669	2,327
Accumulated other comprehensive loss, net	(24)	(34)
Total member's equity	4,324	3,972

Total liabilities and member's equity	$4,906	$4,541

The accompanying notes are an integral part of this financial statement schedule.

SCHEDULE I

MIDAMERICAN FUNDING, LLC
PARENT COMPANY ONLY
CONDENSED STATEMENTS OF OPERATIONS
(Amounts in millions)

	Years Ended December 31,
	2012	2011	2010

Interest on long-term debt	$22	$25	$36
Loss before income taxes	(22)	(25)	(36)
Income tax benefit	(9)	(11)	(15)
Equity in undistributed earnings of subsidiaries	355	318	361
Net income	$342	$304	$340

The accompanying notes are an integral part of this financial statement schedule.

MIDAMERICAN FUNDING, LLC
PARENT COMPANY ONLY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)

	Years Ended December 31,
	2012	2011	2010

Net income	$342	$304	$340
Total other comprehensive income (loss), net of tax	10	(5)	20

Comprehensive income	$352	$299	$360

The accompanying notes are an integral part of this financial statement schedule.

SCHEDULE I

MIDAMERICAN FUNDING, LLC
PARENT COMPANY ONLY
CONDENSED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2012	2011	2010

Net cash flows from operating activities	$(13)	$(18)	$(21)

Net cash flows from investing activities:
Dividend from subsidiary	—	—	114
Net cash flows from investing activities	—	—	114

Net cash flows from financing activities:
Distribution to member	—	—	(114)
Repayments of long-term debt	—	(200)	—
Net change in amounts payable to subsidiary	13	218	21
Net cash flows from financing activities	13	18	(93)

Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of year	—	—	—
Cash and cash equivalents at end of year	$—	$—	$—

The accompanying notes are an integral part of this financial statement schedule.

SCHEDULE I

MIDAMERICAN FUNDING, LLC
PARENT COMPANY ONLY
NOTES TO CONDENSED FINANCIAL STATEMENTS

Incorporated by reference are MidAmerican Funding, LLC and Subsidiaries Consolidated Statements of Changes in Equity for the three years ended December 31, 2012, and the related Consolidated Statements of Capitalization as of December 31, 2012 and 2011, in Part II, Item 8.

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

Payable to Affiliate - MHC, Inc. ("MHC") settles all obligations of MidAmerican Funding including primarily interest costs on, and repayments of, MidAmerican Funding's long-term debt. Net amounts paid by MHC on behalf of MidAmerican Funding totaled $13 million, $218 million and $21 million for 2012, 2011 and 2010, respectively.

See the notes to the consolidated MidAmerican Funding financial statements in Part II, Item 8 for other disclosures.

SCHEDULE I

MHC INC.
PARENT COMPANY ONLY
CONDENSED BALANCE SHEETS
(Amounts in millions)

	As of December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$—	$—
Receivables from affiliates	1	1

Receivable from parent	248	235
Investments and nonregulated property, net	17	18
Goodwill	1,270	1,270
Investments in and advances to subsidiaries	3,625	3,260

Total assets	$5,161	$4,784

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Payables to affiliates	$251	$239

Deferred income taxes	5	6
Other	2	1
Total liabilities	258	246

Shareholder's equity:
Paid-in capital	2,430	2,430
Retained earnings	2,497	2,142
Accumulated other comprehensive loss, net	(24)	(34)
Total shareholder's equity	4,903	4,538

Total liabilities and shareholder's equity	$5,161	$4,784

The accompanying notes are an integral part of this financial statement schedule.

SCHEDULE I

MHC INC.
PARENT COMPANY ONLY
CONDENSED STATEMENTS OF OPERATIONS
(Amounts in millions)

	Years Ended December 31,
	2012	2011	2010

Operating revenue	$—	$—	$2
Other income	2	2	—
Other interest expense	1	1	1
Income (loss) before income taxes	1	1	1
Income tax expense	1	1	1
Equity in undistributed earnings of subsidiaries	355	318	361
Net income	$355	$318	$361

The accompanying notes are an integral part of this financial statement schedule.

MHC INC.
PARENT COMPANY ONLY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)

	Years Ended December 31,
	2012	2011	2010

Net income	$355	$318	$361
Total other comprehensive income (loss), net of tax	10	(5)	20

Comprehensive income	$365	$313	$381

The accompanying notes are an integral part of this financial statement schedule.

SCHEDULE I

MHC INC.
PARENT COMPANY ONLY
CONDENSED STATEMENTS OF CASH FLOWS
(Amounts in millions)

	Years Ended December 31,
	2012	2011	2010

Net cash flows from operating activities	$—	$1	$—

Net cash flows from investing activities:
Dividend from subsidiary	—	—	375
Other	—	1	—
Net cash flows from investing activities	—	1	375

Net cash flows from financing activities:
Dividends paid	—	—	(114)
Net change in amounts payable to subsidiaries	(2)	(2)	—
Net change in amounts receivable from parent	(13)	(218)	(21)
Net change in note payable to MidAmerican Energy Holdings Company	15	217	(240)
Net cash flows from financing activities	—	(3)	(375)

Net change in cash and cash equivalents	—	(1)	—
Cash and cash equivalents at beginning of year	—	1	1
Cash and cash equivalents at end of year	$—	$—	$1
The accompanying notes are an integral part of this financial statement schedule.

SCHEDULE I

MHC INC.
PARENT COMPANY ONLY
NOTES TO CONDENSED FINANCIAL STATEMENTS

Incorporated by reference are MHC Inc. and Subsidiaries Consolidated Statements of Changes in Equity for the three years ended December 31, 2012, and the related Consolidated Statements of Capitalization as of December 31, 2012 and 2011, in Part IV, Item 15(c).

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

Receivable from Parent - MHC settles all obligations of MidAmerican Funding, LLC ("MidAmerican Funding") including primarily interest costs on MidAmerican Funding's long-term debt. Net amounts paid by MHC on behalf of MidAmerican Funding totaled $13 million, $218 million and $21 million for 2012, 2011 and 2010, respectively.

Condensed Statements of Cash Flows Supplemental Disclosure - In 2010, MHC received as a dividend from one of its subsidiaries $10 million of the subsidiary's receivable from MHC.

See the notes to the consolidated MHC financial statements in Part IV, Item 15(c) for other disclosures.

SCHEDULE II

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2012
(Amounts in millions)

	Column B	Column C		Column E
	Balance at	Additions		Balance
Column A	Beginning	Charged	Column D	at End
Description	of Year	to Income	Deductions	of Year

Reserves Deducted From Assets To Which They Apply:
Reserve for uncollectible accounts receivable:

Year ended 2012	$8	$8	$(6)	$10

Year ended 2011	$12	$4	$(8)	$8

Year ended 2010	$9	$11	$(8)	$12

Reserves Not Deducted From Assets(1):

Year ended 2012	$8	$6	$(5)	$9

Year ended 2011	$8	$4	$(4)	$8

Year ended 2010	$9	$4	$(5)	$8

(1)	Reserves not deducted from assets include estimated liabilities for losses retained by MidAmerican Energy for workers compensation, public liability and property damage claims.

SCHEDULE II

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
MHC INC. AND SUBSIDIARIES
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2012
(Amounts in millions)

	Column B	Column C		Column E
	Balance at	Additions		Balance
Column A	Beginning	Charged	Column D	at End
Description	of Year	to Income	Deductions	of Year

Reserves Deducted From Assets To Which They Apply:
Reserve for uncollectible accounts receivable:

Year ended 2012	$8	$8	$(6)	$10

Year ended 2011	$12	$4	$(8)	$8

Year ended 2010	$9	$11	$(8)	$12

Reserves Not Deducted From Assets (1):

Year ended 2012	$8	$6	$(5)	$9

Year ended 2011	$8	$4	$(4)	$8

Year ended 2010	$9	$4	$(5)	$8

(1)	Reserves not deducted from assets include primarily estimated liabilities for losses retained by MidAmerican Funding and MHC for workers compensation, public liability and property damage claims.

SIGNATURES

MIDAMERICAN ENERGY

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDAMERICAN ENERGY COMPANY
(Registrant)

Date: March 1, 2013	/s/ William J. Fehrman
William J. Fehrman
President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signatures	Title	Date

/s/William J. Fehrman	President, Chief Executive Officer and Director	March 1, 2013
William J. Fehrman	(principal executive officer)

/s/Thomas B. Specketer	Vice President, Chief Financial Officer and Director	March 1, 2013
Thomas B. Specketer	(principal financial and accounting officer)

/s/Steven R. Weiss	Senior Vice President and Director	March 1, 2013
Steven R. Weiss

MIDAMERICAN FUNDING, LLC

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDAMERICAN FUNDING, LLC
(Registrant)

Date: March 1, 2013	/s/ William J. Fehrman
William J Fehrman
President
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signatures	Title	Date

/s/William J. Fehrman	President and Manager	March 1, 2013
William J. Fehrman	(principal executive officer)

/s/Thomas B. Specketer	Vice President and Controller	March 1, 2013
Thomas B. Specketer	(principal financial and accounting officer)

/s/Patrick J. Goodman	Manager	March 1, 2013
Patrick J. Goodman

/s/Sandra Hatfield Clubb	Manager	March 1, 2013
Sandra Hatfield Clubb

/s/Douglas L. Anderson	Manager	March 1, 2013
Douglas L. Anderson

EXHIBIT INDEX

Exhibits Filed Herewith

MidAmerican Energy

12.1	Computation of Ratios of Earnings to Fixed Charges and Computation of Ratios of Earnings to Fixed Charges Plus Preferred Securities Dividend Requirements

31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

MidAmerican Funding

31.3	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.3	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

MidAmerican Energy and MidAmerican Funding

101
The following financial information from MidAmerican Energy's and MidAmerican Funding's Annual Report on Form 10-K for the year ended December 31, 2012, is formatted in XBRL (eXtensible Business Reporting Language) and included herein: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, (vi) the Consolidated Statements of Capitalization, and (vii) the Notes to Consolidated Financial Statements, tagged in summary and detail.

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