Form 10-Q
period 2013-03-31
MIDAMERICAN ENERGY CO; MIDAMERICAN FUNDING LLC
filed 2013-05-03
CIK 928576, 1098296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

or

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
Yes  ☐            No  ☒

All of the member's equity of MidAmerican Funding, LLC was held by its parent company, MidAmerican Energy Holdings Company as of April 30, 2013.

All common stock of MidAmerican Energy Company is held by its parent company, MHC Inc., which is a direct, wholly owned subsidiary of MidAmerican Funding, LLC. As of April 30, 2013, 70,980,203 shares of MidAmerican Energy Company common stock, without par value, were outstanding.

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

Definition of Abbreviations and Industry Terms

When used in Forward-Looking Statements, Part I - Items 2 through 4, and Part II - Items 1 through 6, the following terms have the definitions indicated.

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

ii

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
Des Moines, Iowa

We have reviewed the accompanying balance sheet of MidAmerican Energy Company (the "Company") as of March 31, 2013, and the related statements of operations, comprehensive income, changes in equity and cash flows for the three-month periods ended March 31, 2013 and 2012. These interim financial statements are the responsibility of the Company's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to such interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and consolidated statement of capitalization (not presented herein) of MidAmerican Energy Company and subsidiaries as of December 31, 2012, and the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for the year then ended (not presented herein); and in our report dated March 1, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2012 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Des Moines, Iowa
May 3, 2013

MIDAMERICAN ENERGY COMPANY
BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	March 31, 2013	December 31, 2012
ASSETS
Utility plant, net:
Electric	$11,476	$11,416
Gas	1,307	1,301
Gross utility plant in service	12,783	12,717
Accumulated depreciation and amortization	(4,494)	(4,413)
Utility plant in service, net	8,289	8,304
Construction work in progress	358	318
Total utility plant, net	8,647	8,622
Current assets:
Cash and cash equivalents	96	354
Receivables, net	443	416
Income taxes receivable	77	—
Inventories	205	240
Other	67	56
Total current assets	888	1,066
Other assets:
Regulatory assets	841	876
Investments and nonregulated property, net	553	535
Other	127	133
Total other assets	1,521	1,544
Total assets	$11,056	$11,232
CAPITALIZATION AND LIABILITIES
Capitalization:
MidAmerican Energy common shareholder's equity	$3,604	$3,608
Preferred securities	27	27
Long-term debt, excluding current portion	2,594	2,590
Total capitalization	6,225	6,225
Current liabilities:
Current portion of long-term debt	669	669
Accounts payable	344	386
Taxes accrued	91	224
Interest accrued	29	27
Other	91	120
Total current liabilities	1,224	1,426
Other liabilities:
Deferred income taxes	2,219	2,164
Asset retirement obligations	322	318
Regulatory liabilities	763	750
Other	303	349
Total other liabilities	3,607	3,581
Total capitalization and liabilities	$11,056	$11,232

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2013	2012
Operating revenue:
Regulated electric	$415	$380
Regulated gas	315	263
Nonregulated	190	231
Total operating revenue	920	874

Operating costs and expenses:
Regulated:
Cost of fuel, energy and capacity	123	108
Cost of gas sold	224	186
Other operating expenses	106	102
Maintenance	45	46
Depreciation and amortization	107	93
Property and other taxes	30	29
Total regulated operating costs and expenses	635	564
Nonregulated:
Cost of sales	174	212
Other	5	6
Total nonregulated operating costs and expenses	179	218
Total operating costs and expenses	814	782

Operating income	106	92

Non-operating income:
Allowance for equity funds	4	2
Other, net	4	4
Total non-operating income	8	6

Fixed charges:
Interest on long-term debt	35	37
Allowance for borrowed funds	(1)	(1)
Total fixed charges	34	36

Income before income tax benefit	80	62
Income tax benefit	(23)	(12)

Net income	103	74
Preferred dividends	—	—

Earnings on common stock	$103	$74

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2013	2012

Net income	$103	$74

Other comprehensive income (loss), net of tax:
Unrealized gains on available-for-sale securities, net of tax of $1 and $1	—	—
Unrealized gains (losses) on cash flow hedges, net of tax of $12 and $(11)	18	(14)
Total other comprehensive income (loss), net of tax	18	(14)

Comprehensive income	$121	$60

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF CHANGES IN EQUITY (Unaudited)
(Amounts in millions)

	MidAmerican Energy Shareholders' Equity
	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss, Net	Preferred Securities	Noncontrolling Interests	Total Equity

Balance, December 31, 2011	$562	$2,716	$(34)	$27	$1	$3,272
Net income	—	74	—	—	—	74
Other comprehensive loss	—	—	(14)	—	—	(14)
Balance, March 31, 2012	$562	$2,790	$(48)	$27	$1	$3,332

Balance, December 31, 2012	$562	$3,070	$(24)	$27	$—	$3,635
Net income	—	103	—	—	—	103
Other comprehensive income	—	—	18	—	—	18
Common dividends	—	(125)	—	—	—	(125)
Balance, March 31, 2013	$562	$3,048	$(6)	$27	$—	$3,631

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$103	$74
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	107	93
Deferred income taxes and amortization of investment tax credits	8	13
Changes in other assets and liabilities	13	11
Other, net	(4)	(5)
Changes in other operating assets and liabilities:
Receivables, net	(21)	32
Inventories	35	18
Derivative collateral, net	3	8
Contributions to pension and other postretirement benefit plans, net	3	2
Accounts payable	(2)	(38)
Taxes accrued	(211)	(46)
Other current assets and liabilities	(2)	(4)
Net cash flows from operating activities	32	158

Cash flows from investing activities:
Utility construction expenditures	(163)	(117)
Purchases of available-for-sale securities	(29)	(14)
Proceeds from sales of available-for-sale securities	26	8
Other, net	1	6
Net cash flows from investing activities	(165)	(117)

Cash flows from financing activities:
Dividends	(125)	—
Net cash flows from financing activities	(125)	—

Net change in cash and cash equivalents	(258)	41
Cash and cash equivalents at beginning of period	354	1
Cash and cash equivalents at end of period	$96	$42

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
NOTES TO FINANCIAL STATEMENTS
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

The unaudited Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the Financial Statements as of March 31, 2013, and for the three-month periods ended March 31, 2013 and 2012. The results of operations for the three-month period ended March 31, 2013, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Financial Statements. Note 2 of Notes to Financial Statements included in MidAmerican Energy's Annual Report on Form 10-K for the year ended December 31, 2012, describes the most significant accounting policies used in the preparation of the Financial Statements. There have been no significant changes in MidAmerican Energy's assumptions regarding significant accounting estimates and policies during the three-month period ended March 31, 2013.

(2)	New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-04, which amends FASB Accounting Standards Codification ("ASC") Topic 405, "Liabilities." The amendments in this guidance require an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date as the amount the reporting entity agreed to pay plus any additional amounts the reporting entity expects to pay on behalf of its co-obligor. Additionally, the guidance requires the entity to disclose the nature and amount of the obligation, as well as other information about those obligations. This guidance is effective for interim and annual reporting periods beginning after December 15, 2013. MidAmerican Energy is currently evaluating the impact of adopting this guidance on its Financial Statements.

In February 2013, the FASB issued ASU No. 2013-02, which amends FASB ASC Topic 220, "Comprehensive Income." The amendments in this guidance require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income (loss) ("AOCI") by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required by GAAP that provide additional detail about those amounts. MidAmerican Energy adopted this guidance on January 1, 2013. The adoption of this guidance did not have a material impact on MidAmerican Energy's disclosures included within Notes to Financial Statements.

In December 2011, the FASB issued ASU No. 2011-11, which amends FASB ASC Topic 210, "Balance Sheet." The amendments in this guidance require an entity to provide quantitative disclosures about offsetting financial instruments and derivative instruments. Additionally, this guidance requires qualitative and quantitative disclosures about master netting agreements or similar agreements when the financial instruments and derivative instruments are not offset. In January 2013, the FASB issued ASU No. 2013-01, which also amends FASB ASC Topic 210 to clarify that the scope of ASU No. 2011-11 only applies to derivative instruments, repurchase agreements, reverse purchase agreements and securities borrowing and securities lending transactions that are either being offset or are subject to an enforceable master netting arrangement or similar agreement. MidAmerican Energy adopted the guidance on January 1, 2013. The adoption of the guidance did not have a material impact on MidAmerican Energy's disclosures included within Notes to Financial Statements.

(3)	Components of Accumulated Other Comprehensive Loss, Net

The following table shows the change in AOCI by each component of other comprehensive income, net of applicable income taxes, for the three-month period ended March 31, 2013 (in millions):

	Unrealized	Unrealized	Accumulated
	Losses on	Losses on	Other
	Available-For-Sale	Cash Flow	Comprehensive
	Securities	Hedges	Loss, Net

Balance, December 31, 2012	$(5)	$(19)	$(24)
Other comprehensive income	—	18	18
Balance, March 31, 2013	$(5)	$(1)	$(6)

Reclassifications from AOCI to net income for the periods ended March 31, 2013 and 2012, were net losses totaling $5 million and $13 million, respectively. For information regarding cash flow hedge reclassifications from AOCI to net income in their entirety, refer to Note 7.

(4)	Recent Financing Transactions

In March 2013, MidAmerican Energy replaced its $530 million unsecured revolving credit facility expiring in July 2013 with a $600 million unsecured revolving credit facility expiring in March 2018. The new credit facility, which supports MidAmerican Energy's commercial paper program and its variable-rate tax-exempt bond obligations and provides for the issuance of letters of credit, has a variable interest rate based on the London Interbank Offered Rate or a base rate, at MidAmerican Energy's option, plus a spread that varies based on MidAmerican Energy's credit ratings for its senior unsecured long-term debt securities. As of March 31, 2013, MidAmerican Energy had no borrowings outstanding under this credit facility. The credit facility requires that MidAmerican Energy's ratio of consolidated debt, including current maturities, to total capitalization not exceed 0.65 to 1.0 as of the last day of each quarter.

(5)	Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax benefit is as follows:

	Three-Month Periods
	Ended March 31,
	2013	2012

Federal statutory income tax rate	35%	35%
Income tax credits	(61)	(49)
State income tax, net of federal income tax benefit	(2)	(5)
Effects of ratemaking	(2)	(2)
Other, net	1	2
Effective income tax rate	(29)%	(19)%

Income tax credits primarily relate to production tax credits. MidAmerican Energy's wind-powered generating facilities are eligible for federal renewable electricity production tax credits for 10 years from the date the facilities were placed in service.

Berkshire Hathaway includes MEHC and subsidiaries in its United States federal income tax return. Consistent with established regulatory practice, MidAmerican Energy's provision for income taxes has been computed on a stand-alone basis, and substantially all of its currently payable or receivable income taxes are remitted to or received from MEHC. For the three-month periods ended March 31, 2013 and 2012, MidAmerican Energy made cash payments for income taxes to MEHC totaling $160 million and $- million, respectively.

(6)	Employee Benefit Plans

MidAmerican Energy sponsors a noncontributory defined benefit pension plan covering a majority of all employees of MEHC and its domestic energy subsidiaries other than PacifiCorp. MidAmerican Energy also sponsors certain postretirement healthcare and life insurance benefits covering substantially all retired employees of MEHC and its domestic energy subsidiaries other than PacifiCorp. Net periodic benefit cost for the plans of MidAmerican Energy and the aforementioned affiliates included the following components (in millions):

	Three-Month Periods
	Ended March 31,
	2013	2012
Pension:
Service cost	$5	$4
Interest cost	8	9
Expected return on plan assets	(11)	(10)
Net amortization	3	1
Net periodic benefit cost	$5	$4

Other postretirement:
Service cost	$1	$1
Interest cost	2	2
Expected return on plan assets	(3)	(3)
Net amortization	(1)	—
Net periodic benefit cost (benefit)	$(1)	$—

Employer contributions to the pension and other postretirement benefit plans are expected to be $8 million and $- million, respectively, during 2013. As of March 31, 2013, $2 million and $- million of contributions had been made to the pension and other postretirement benefit plans, respectively.

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

There have been no significant changes in MidAmerican Energy's accounting policies related to derivatives. Refer to Note 8 for additional information on derivative contracts.

The following table, which reflects master netting arrangements and excludes contracts that have been designated as normal under the normal purchases or normal sales exception afforded by GAAP, summarizes the fair value of MidAmerican Energy's derivative contracts, on a gross basis, and reconciles those amounts to the amounts presented on a net basis on the Balance Sheets (in millions):

	Current Assets - Other	Other Assets - Other	Current Liabilities - Other	Other Liabilities - Other	Total
As of March 31, 2013:
Not designated as hedging contracts(1):
Commodity assets	$5	$1	$20	$1	$27
Commodity liabilities	(4)	—	(42)	(5)	(51)
Total	1	1	(22)	(4)	(24)

Designated as hedging contracts:
Commodity assets	7	3	1	1	12
Commodity liabilities	(4)	(2)	(4)	(4)	(14)
Total	3	1	(3)	(3)	(2)

Total derivatives	4	2	(25)	(7)	(26)
Cash collateral receivable	—	—	6	2	8
Total derivatives - net basis	$4	$2	$(19)	$(5)	$(18)

As of December 31, 2012:
Not designated as hedging contracts(1):
Commodity assets	$18	$1	$7	$2	$28
Commodity liabilities	(12)	—	(47)	(14)	(73)
Total	6	1	(40)	(12)	(45)

Designated as hedging contracts:
Commodity assets	—	—	1	1	2
Commodity liabilities	—	—	(22)	(12)	(34)
Total	—	—	(21)	(11)	(32)

Total derivatives	6	1	(61)	(23)	(77)
Cash collateral receivable	—	—	6	1	7
Total derivatives - net basis	$6	$1	$(55)	$(22)	$(70)

(1)
MidAmerican Energy's commodity derivatives not designated as hedging contracts are generally included in regulated rates, and as of March 31, 2013 and December 31, 2012, a net regulatory asset of $24 million and $45 million, respectively, was recorded related to the net derivative liability of $24 million and $45 million, respectively.

Not Designated as Hedging Contracts

The following table reconciles the beginning and ending balances of MidAmerican Energy's net regulatory assets and summarizes the pre-tax gains and losses on commodity derivative contracts recognized in net regulatory assets, as well as amounts reclassified to earnings (in millions):

	Three-Month Periods
	Ended March 31,
	2013	2012

Beginning balance	$45	$73
Changes in fair value recognized in net regulatory assets	(1)	10
Net gains reclassified to operating revenue	3	13
Net gains reclassified to cost of fuel, energy and capacity	—	1
Net losses reclassified to cost of gas sold	(23)	(37)
Ending balance	$24	$60

The following table summarizes the pre-tax gains (losses) included on the Statements of Operations associated with MidAmerican Energy's derivative contracts not designated as hedging contracts and not recorded as a net regulatory asset or liability (in millions):

	Three-Month Periods
	Ended March 31,
	2013	2012

Nonregulated operating revenue	$(2)	$8
Nonregulated cost of sales	3	(7)
Total	$1	$1

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

The following table reconciles the beginning and ending balances of MidAmerican Energy's accumulated other comprehensive loss (pre-tax) and summarizes pre-tax gains and losses on commodity derivative contracts designated and qualifying as cash flow hedges recognized in other comprehensive income ("OCI"), as well as amounts reclassified to earnings (in millions):

	Three-Month Periods
	Ended March 31,
	2013	2012

Beginning balance	$32	$43
Changes in fair value recognized in OCI	(25)	38
Net losses reclassified to nonregulated cost of sales	(5)	(13)
Ending balance	$2	$68

Realized gains and losses on hedges and hedge ineffectiveness are recognized in income as nonregulated operating revenue or nonregulated cost of sales depending upon the nature of the item being hedged. For the three-month periods ended March 31, 2013 and 2012, hedge ineffectiveness was insignificant. As of March 31, 2013, MidAmerican Energy had cash flow hedges with expiration dates extending through December 2016, and amounts forecasted to be reclassified from accumulated other comprehensive loss into earnings over the next twelve months as contracts settle were insignificant.

Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding commodity derivative contracts with fixed price terms that comprise the mark-to-market values as of (in millions):

	Unit of	March 31,	December 31,
	Measure	2013	2012

Electricity purchases	Megawatt hours	5	5
Natural gas purchases	Decatherms	23	36

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

Collateral and Contingent Features

In accordance with industry practice, certain wholesale derivative contracts contain provisions that require MidAmerican Energy to maintain specific credit ratings from one or more of the major credit rating agencies on its senior unsecured debt. These derivative contracts may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance" in the event of a material adverse change in MidAmerican Energy's creditworthiness. These rights can vary by contract and by counterparty. As of March 31, 2013, MidAmerican Energy's credit ratings from the three recognized credit rating agencies were investment grade.

The aggregate fair value of MidAmerican Energy's derivative contracts in liability positions with specific credit-risk-related contingent features totaled $36 million and $84 million as of March 31, 2013 and December 31, 2012, respectively, for which MidAmerican Energy had posted collateral of $- million. If all credit-risk-related contingent features for derivative contracts in liability positions had been triggered as of March 31, 2013 and December 31, 2012, MidAmerican Energy would have been required to post $18 million and $72 million, respectively, of additional collateral. MidAmerican Energy's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors.

(8)	Fair Value Measurements

The carrying value of MidAmerican Energy's cash, certain cash equivalents, receivables, payables, accrued liabilities and short-term borrowings approximates fair value because of the short-term maturity of these instruments. MidAmerican Energy has various financial assets and liabilities that are measured at fair value on the Financial Statements using inputs from the three levels of the fair value hierarchy. A financial asset or liability classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The three levels are as follows:

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

The following table presents MidAmerican Energy's assets and liabilities recognized on the Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of March 31, 2013:
Assets:
Commodity derivatives	$3	$32	$4	$(33)	$6
Money market mutual funds(2)	96	—	—	—	96
Debt securities:
United States government obligations	116	—	—	—	116
International government obligations	—	1	—	—	1
Corporate obligations	—	34	—	—	34
Municipal obligations	—	4	—	—	4
Agency, asset and mortgage-backed obligations	—	2	—	—	2
Auction rate securities	—	—	22	—	22
Equity securities:
United States companies	197	—	—	—	197
International companies	3	—	—	—	3
	$415	$73	$26	$(33)	$481

Liabilities - commodity derivatives	$(4)	$(55)	$(6)	$41	$(24)

As of December 31, 2012:
Assets:
Commodity derivatives	$1	$22	$7	$(23)	$7
Money market mutual funds(2)	163	—	—	—	163
Debt securities:
United States government obligations	104	—	—	—	104
International government obligations	—	1	—	—	1
Corporate obligations	—	32	—	—	32
Municipal obligations	—	4	—	—	4
Agency, asset and mortgage-backed obligations	—	6	—	—	6
Auction rate securities	—	—	21	—	21
Equity securities:
United States companies	187	—	—	—	187
International companies	2	—	—	—	2
Investment funds	1	—	—	—	1
	$458	$65	$28	$(23)	$528

Liabilities - commodity derivatives	$(10)	$(90)	$(7)	$30	$(77)

(1)	Represents netting under master netting arrangements and a net cash collateral receivable of $8 million and $7 million as of March 31, 2013 and December 31, 2012, respectively.

(2)	Amounts are included in cash and cash equivalents and investments and nonregulated property, net on the Balance Sheets. The fair value of these money market mutual funds approximates cost.

Derivative contracts are recorded on the Balance Sheets as either assets or liabilities and are stated at estimated fair value unless they are designated as normal purchases or normal sales and qualify for the exception afforded by GAAP. When available, the fair value of derivative contracts is estimated using unadjusted quoted prices for identical contracts in the market in which MidAmerican Energy transacts. When quoted prices for identical contracts are not available, MidAmerican Energy uses forward price curves. Forward price curves represent MidAmerican Energy's estimates of the prices at which a buyer or seller could contract today for delivery or settlement at future dates. MidAmerican Energy bases its forward price curves upon market price quotations, when available, or internally developed and commercial models, with internal and external fundamental data inputs. Market price quotations are obtained from independent energy brokers, exchanges, direct communication with market participants and actual transactions executed by MidAmerican Energy. Market price quotations for certain major electricity and natural gas trading hubs are generally readily obtainable for the applicable term of MidAmerican Energy's outstanding derivative contracts; therefore, MidAmerican Energy's forward price curves for those locations and periods reflect observable market quotes. Market price quotations for other electricity and natural gas trading hubs are not as readily obtainable due to the length of the contract. Given that limited market data exists for these contracts, as well as for those contracts that are not actively traded, MidAmerican Energy uses forward price curves derived from internal models based on perceived pricing relationships to major trading hubs that are based on unobservable inputs. The estimated fair value of these derivative contracts is a function of underlying forward commodity prices, interest rates, related volatility, counterparty creditworthiness and duration of contracts. Refer to Note 7 for further discussion regarding MidAmerican Energy's risk management and hedging activities.

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

The following table reconciles the beginning and ending balances of MidAmerican Energy's assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Three-Month Periods
	Ended March 31,
	Commodity Derivatives	Auction Rate Securities
2013:
Beginning balance	$—	$21
Changes included in earnings(1)	3	—
Changes in fair value recognized in other comprehensive income	(3)	1
Changes in fair value recognized in net regulatory assets	1	—
Settlements	(3)	—
Ending balance	$(2)	$22

2012:
Beginning balance	$22	$16
Changes included in earnings(1)	10	—
Changes in fair value recognized in other comprehensive income	(3)	1
Changes in fair value recognized in net regulatory assets	8	—
Settlements	(14)	—
Ending balance	$23	$17

(1)
Changes included in earnings are reported as nonregulated operating revenue on the Statements of Operations. For commodity derivatives held as of March 31, 2013 and 2012, net unrealized (losses) gains included in earnings for the three-month periods ended March 31, 2013 and 2012, totaled $(3) million and $7 million, respectively.

MidAmerican Energy's long-term debt is carried at cost on the Financial Statements. The fair value of MidAmerican Energy's long-term debt is a Level 2 fair value measurement and has been estimated based upon quoted market prices, where available, or at the present value of future cash flows discounted at rates consistent with comparable maturities with similar credit risks. The carrying value of MidAmerican Energy's variable-rate long-term debt approximates fair value because of the frequent repricing of these instruments at market rates. The following table presents the carrying value and estimated fair value of MidAmerican Energy's long-term debt (in millions):

	As of March 31, 2013		As of December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$3,263	$3,715	$3,259	$3,737

(9)	Commitments and Contingencies

MidAmerican Energy is party to a variety of legal actions arising out of the normal course of business. Plaintiffs occasionally seek punitive or exemplary damages. MidAmerican Energy does not believe that such normal and routine litigation will have a material impact on its financial results.

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

The following tables provide information on a reportable segment basis (in millions):

	Three-Month Periods
	Ended March 31,
	2013	2012
Operating revenue:
Regulated electric	$415	$380
Regulated gas	315	263
Nonregulated energy	190	231
Total operating revenue	$920	$874

Depreciation and amortization:
Regulated electric	$98	$84
Regulated gas	9	9
Total depreciation and amortization	$107	$93

Operating income:
Regulated electric	$50	$48
Regulated gas	45	30
Nonregulated energy	11	14
Total operating income	$106	$92

	As of
	March 31, 2013	December 31, 2012
Total assets:
Regulated electric	$9,837	$9,898
Regulated gas	1,106	1,202
Nonregulated energy	113	132
Total assets	$11,056	$11,232

(11)	Related Party Transactions

In 2012, MidAmerican Energy signed new long-term rail transportation contracts with BNSF Railway Company ("BNSF"), an affiliate company, and Union Pacific Railroad Company ("UP") for the transportation of coal to all of the MidAmerican Energy-operated coal-fueled generating facilities. These contracts replaced a long-term contract with UP that expired December 31, 2012. For the three-month period ended March 31, 2013, $51 million was incurred for coal transportation services, the majority of which was related to the BNSF agreement. As of March 31, 2013, MidAmerican Energy had accounts payable to BNSF of $5 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Member of
MidAmerican Funding, LLC
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Funding, LLC and subsidiaries (the "Company") as of March 31, 2013, and the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for the three-month periods ended March 31, 2013 and 2012. These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and consolidated statement of capitalization (not presented herein) of MidAmerican Funding, LLC and subsidiaries as of December 31, 2012, and the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for the year then ended (not presented herein); and in our report dated March 1, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2012 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Des Moines, Iowa
May 3, 2013

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	March 31, 2013	December 31, 2012
ASSETS
Utility plant, net:
Electric	$11,476	$11,416
Gas	1,307	1,301
Gross utility plant in service	12,783	12,717
Accumulated depreciation and amortization	(4,494)	(4,413)
Utility plant in service, net	8,289	8,304
Construction work in progress	358	318
Total utility plant, net	8,647	8,622
Current assets:
Cash and cash equivalents	97	354
Receivables, net	442	418
Income taxes receivable	75	—
Inventories	205	240
Other	68	57
Total current assets	887	1,069
Other assets:
Goodwill	1,270	1,270
Regulatory assets	841	876
Investments and nonregulated property, net	578	561
Other	127	132
Total other assets	2,816	2,839
Total assets	$12,350	$12,530
CAPITALIZATION AND LIABILITIES
Capitalization:
MidAmerican Funding member's equity	$4,442	$4,324
Noncontrolling interests	27	27
Long-term debt, excluding current portion	2,919	2,915
Total capitalization	7,388	7,266
Current liabilities:
Current portion of long-term debt	669	669
Note payable to affiliate	128	246
Accounts payable	344	386
Taxes accrued	91	227
Interest accrued	31	35
Other	92	120
Total current liabilities	1,355	1,683
Other liabilities:
Deferred income taxes	2,216	2,162
Asset retirement obligations	322	318
Regulatory liabilities	763	750
Other	306	351
Total other liabilities	3,607	3,581
Total capitalization and liabilities	$12,350	$12,530

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2013	2012
Operating revenue:
Regulated electric	$415	$380
Regulated gas	315	263
Nonregulated	191	231
Total operating revenue	921	874

Operating costs and expenses:
Regulated:
Cost of fuel, energy and capacity	123	108
Cost of gas sold	224	186
Other operating expenses	106	102
Maintenance	45	46
Depreciation and amortization	107	93
Property and other taxes	30	29
Total regulated operating costs and expenses	635	564
Nonregulated:
Cost of sales	174	212
Other	6	7
Total nonregulated operating costs and expenses	180	219
Total operating costs and expenses	815	783

Operating income	106	91

Non-operating income:
Allowance for equity funds	4	2
Other, net	6	5
Total non-operating income	10	7

Fixed charges:
Interest on long-term debt	41	42
Other interest expense	—	1
Allowance for borrowed funds	(1)	(1)
Total fixed charges	40	42

Income before income tax benefit	76	56
Income tax benefit	(24)	(15)

Net income	100	71
Net income attributable to noncontrolling interests	—	—

Net income attributable to MidAmerican Funding member	$100	$71

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2013	2012

Net income	$100	$71

Other comprehensive income (loss), net of tax:
Unrealized gains on available-for-sale securities, net of tax of $1 and $1	—	—
Unrealized gains (losses) on cash flow hedges, net of tax of $12 and $(11)	18	(14)
Total other comprehensive income (loss), net of tax	18	(14)

Comprehensive income	118	57
Comprehensive income attributable to noncontrolling interests	—	—

Comprehensive income attributable to MidAmerican Funding member	$118	$57

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
(Amounts in millions)

	MidAmerican Funding Member's Equity
	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net	Noncontrolling Interests	Total Equity

Balance, December 31, 2011	$1,679	$2,327	$(34)	$28	$4,000
Net income	—	71	—	—	71
Other comprehensive loss	—	—	(14)	—	(14)
Balance, March 31, 2012	$1,679	$2,398	$(48)	$28	$4,057

Balance, December 31, 2012	$1,679	$2,669	$(24)	$27	$4,351
Net income	—	100	—	—	100
Other comprehensive income	—	—	18	—	18
Balance, March 31, 2013	$1,679	$2,769	$(6)	$27	$4,469

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$100	$71
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	107	93
Deferred income taxes and amortization of investment tax credits	7	13
Changes in other assets and liabilities	13	11
Other, net	(3)	(6)
Changes in other operating assets and liabilities:
Receivables, net	(17)	35
Inventories	35	18
Derivative collateral, net	3	8
Contributions to pension and other postretirement benefit plans, net	3	2
Accounts payable	(2)	(38)
Taxes accrued	(212)	(48)
Other current assets and liabilities	(8)	(10)
Net cash flows from operating activities	26	149

Cash flows from investing activities:
Utility construction expenditures	(163)	(117)
Purchases of available-for-sale securities	(29)	(14)
Proceeds from sales of available-for-sale securities	26	8
Other, net	1	7
Net cash flows from investing activities	(165)	(116)

Cash flows from financing activities:
Net change in note payable to affiliate	(118)	9
Net cash flows from financing activities	(118)	9

Net change in cash and cash equivalents	(257)	42
Cash and cash equivalents at beginning of period	354	1
Cash and cash equivalents at end of period	$97	$43

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the Consolidated Financial Statements as of March 31, 2013, and for the three-month periods ended March 31, 2013 and 2012. The results of operations for the three-month period ended March 31, 2013, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in MidAmerican Funding's Annual Report on Form 10-K for the year ended December 31, 2012, describes the most significant accounting policies used in the preparation of the Consolidated Financial Statements. There have been no significant changes in MidAmerican Funding's assumptions regarding significant accounting estimates and policies during the three-month period ended March 31, 2013.

(2)	New Accounting Pronouncements

Refer to Note 2 of MidAmerican Energy's Notes to Financial Statements.

(3)	Components of Accumulated Other Comprehensive Loss, Net

Refer to Note 3 of MidAmerican Energy's Notes to Financial Statements.

(4)	Recent Financing Transactions

Refer to Note 4 of MidAmerican Energy's Notes to Financial Statements.

(5)	Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax benefit is as follows:

	Three-Month Periods
	Ended March 31,
	2013	2012

Federal statutory income tax rate	35%	35%
Income tax credits	(65)	(54)
State income tax, net of federal income tax benefit	(2)	(6)
Effects of ratemaking	(2)	(3)
Other, net	2	1
Effective income tax rate	(32)%	(27)%

Income tax credits primarily relate to production tax credits. MidAmerican Energy's wind-powered generating facilities are eligible for federal renewable electricity production tax credits for 10 years from the date the facilities were placed in service.

Berkshire Hathaway includes MEHC and subsidiaries in its United States federal income tax return. Consistent with established regulatory practice, MidAmerican Funding's and MidAmerican Energy's provisions for income taxes have been computed on a stand-alone basis, and substantially all of their currently payable or receivable income taxes are remitted to or received from MEHC. For the three-month periods ended March 31, 2013 and 2012, MidAmerican Funding made cash payments for income taxes to MEHC totaling $160 million and $- million, respectively.

(6)	Employee Benefit Plans

Refer to Note 6 of MidAmerican Energy's Notes to Financial Statements.

(7)	Risk Management and Hedging Activities

Refer to Note 7 of MidAmerican Energy's Notes to Financial Statements.

(8)	Fair Value Measurements

Refer to Note 8 of MidAmerican Energy's Notes to Financial Statements. MidAmerican Funding's long-term debt is carried at cost on the Consolidated Financial Statements. The fair value of MidAmerican Funding's long-term debt is a Level 2 fair value measurement and has been estimated based upon quoted market prices, where available, or at the present value of future cash flows discounted at rates consistent with comparable maturities with similar credit risks. The carrying value of MidAmerican Funding's variable-rate long-term debt approximates fair value because of the frequent repricing of these instruments at market rates. The following table presents the carrying value and estimated fair value of MidAmerican Funding's long-term debt (in millions):

	As of March 31, 2013		As of December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$3,588	$4,156	$3,584	$4,186

(9)	Commitments and Contingencies

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

	Three-Month Periods
	Ended March 31,
	2013	2012
Operating revenue:
Regulated electric	$415	$380
Regulated gas	315	263
Nonregulated energy	190	231
Other	1	—
Total operating revenue	$921	$874

Depreciation and amortization:
Regulated electric	$98	$84
Regulated gas	9	9
Total depreciation and amortization	$107	$93

Operating income:
Regulated electric	$50	$48
Regulated gas	45	30
Nonregulated energy	11	14
Other	—	(1)
Total operating income	$106	$91

	As of
	March 31, 2013	December 31, 2012
Total assets(1):
Regulated electric	$11,028	$11,089
Regulated gas	1,185	1,280
Nonregulated energy	113	132
Other	24	29
Total assets	$12,350	$12,530

(1)	Total assets by reportable segment reflect the assignment of goodwill to applicable reporting units.

(11)	Related Party Transactions

Refer to Note 11 of MidAmerican Energy's Notes to Financial Statements.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

MidAmerican Funding is an Iowa limited liability company whose sole member is MEHC. MidAmerican Funding owns all of the outstanding common stock of MHC Inc., which owns all of the common stock of MidAmerican Energy, Midwest Capital Group, Inc. and MEC Construction Services Co. MHC Inc., MidAmerican Funding and MEHC are headquartered in Des Moines, Iowa.

The following is management's discussion and analysis of certain significant factors that have affected the consolidated financial condition and results of operations of MidAmerican Funding and its subsidiaries and MidAmerican Energy as presented in this joint filing. Information in Management's Discussion and Analysis related to MidAmerican Energy, whether or not segregated, also relates to MidAmerican Funding. Information related to other subsidiaries of MidAmerican Funding pertains only to the discussion of the financial condition and results of operations of MidAmerican Funding. Where necessary, discussions have been segregated under the heading "MidAmerican Funding" to allow the reader to identify information applicable only to MidAmerican Funding. Explanations include management's best estimate of the impact of weather, customer growth and other factors. This discussion should be read in conjunction with the historical unaudited Consolidated Financial Statements and Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q. MidAmerican Energy's and MidAmerican Funding's actual results in the future could differ significantly from the historical results.

Results of Operations for the First Quarters of 2013 and 2012

Overview

MidAmerican Energy -

MidAmerican Energy's earnings on common stock for the first quarter of 2013 was $103 million, an increase of $29 million, or 39%, compared to 2012 due to improved regulated electric and gas gross margins and an increase in income tax benefits. Regulated electric retail gross margins increased due to revenues from new adjustment clauses in Iowa and Illinois and higher sales volumes, primarily as a result of unseasonably warm temperatures in the first quarter of 2012, partially offset by lower electric wholesale gross margins. Regulated gas gross margins increased due to higher sales volumes from the return to more seasonal temperatures. These increases were partially offset by higher depreciation expense as a result of utility plant placed in service, primarily as a result of additional wind-powered generating facilities placed in service in the second half of 2012. The increase in income tax benefits was due to greater production tax credits for wind-powered generation, primarily as a result of additional facilities placed in service in 2012.

MidAmerican Funding -

Net income attributable to MidAmerican Funding for the first quarter of 2013 was $100 million, an increase of $29 million, or 41%, compared to 2012 due to the increase in MidAmerican Energy's earnings discussed above.

Regulated Electric Gross Margin

	First Quarter
	2013	2012	Change
Gross margin (in millions):
Operating revenue	$415	$380	$35	9%
Cost of fuel, energy and capacity	123	108	15	14
Gross margin	$292	$272	$20	7

Sales (GWh):
Residential	1,726	1,523	203	13%
Small general service	1,034	992	42	4
Large general service	2,317	2,297	20	1
Other	398	390	8	2
Total retail	5,475	5,202	273	5
Wholesale	3,084	3,034	50	2
Total sales	8,559	8,236	323	4

Average number of retail customers (in thousands)	738	732	6	1%

Average revenue per MWh:
Retail	$61.65	$58.66	$2.99	5%
Wholesale	$22.98	$22.80	$0.18	1%

Sources of energy (GWh)(1):
Coal	4,637	4,827	(190)	(4)%
Nuclear	878	949	(71)	(7)
Natural gas	5	(3)	8	*
Wind and other(2)	2,219	1,789	430	24
Total energy generated	7,739	7,562	177	2
Energy purchased	998	844	154	18
Total	8,737	8,406	331	4

*	Not meaningful.

(1)	GWh amounts are net of energy used by the related generating facilities.

(2)
All or some of the renewable energy attributes associated with generation from these generating facilities may be: (a) used in future years to comply with renewable portfolio standards or other regulatory requirements or (b) sold to third parties in the form of renewable energy credits or other environmental commodities.

Electric gross margin for the first quarter of 2013 increased $20 million compared to 2012. Retail gross margin increased $29 million compared to 2012 due to $19 million from new adjustment clauses implemented in Iowa and Illinois in the first half of 2012 and $10 million from unseasonably warm winter temperatures in 2012. Wholesale gross margin decreased $9 million compared to 2012 due to a lower average margin per megawatt hour sold as a result of higher generation costs primarily from new coal transportation agreements effective in 2013 and higher transportation capacity charges for natural gas. Wholesale includes sales of electricity principally to markets operated by regional transmission organizations.

Regulated Gas Gross Margin

	First Quarter
	2013	2012	Change
Gross margin (in millions):
Operating revenue	$315	$263	$52	20%
Cost of gas sold	224	186	38	20
Gross margin	$91	$77	$14	18

Natural gas throughput (000's Dth):
Residential	24,584	18,520	6,064	33%
Small general service	11,975	9,054	2,921	32
Large general service	1,364	1,217	147	12
Other	22	19	3	16
Total retail sales	37,945	28,810	9,135	32
Wholesale sales	7,605	12,357	(4,752)	(38)
Total sales	45,550	41,167	4,383	11
Gas transportation service	21,988	20,738	1,250	6
Total gas throughput	67,538	61,905	5,633	9

Average number of retail customers (in thousands)	719	713	6	1%
Average revenue per retail Dth sold	$7.33	$7.80	$(0.47)	(6)%
Average cost of natural gas per retail Dth sold	$5.17	$5.42	$(0.25)	(5)%

Regulated gas revenue includes purchased gas adjustment clauses through which MidAmerican Energy is allowed to recover the cost of gas sold from its retail gas utility customers. Consequently, fluctuations in the cost of gas sold do not directly affect gross margin or net income because regulated gas revenue reflects comparable fluctuations through the purchased gas adjustment clauses. For the first quarter of 2013, MidAmerican Energy's combined retail and wholesale average per-unit cost of gas sold increased 9%, resulting in an increase of $18 million in gas revenue and cost of gas sold compared to 2012. Additionally, the increase in retail sales volumes, partially offset by the decrease in wholesale sales volumes, increased revenue and cost of gas sold for the first quarter of 2013. The improvement in gas gross margin for the first quarter of 2013 compared to 2012 was due to the increase in retail sales volumes primarily as a result of unseasonably warm winter temperatures in the first quarter of 2012.

Regulated Operating Costs and Expenses

Other operating expenses of $106 million for the first quarter of 2013 increased $4 million compared to 2012 due to higher DSM program and generation operation costs.

Maintenance expense of $45 million for the first quarter of 2013 decreased $1 million compared to 2012 due to lower costs for electric and gas distribution and wind-powered generating facilities, partially offset by an increase in nuclear generation maintenance costs.

Depreciation and amortization expense of $107 million for the first quarter of 2013 increased $14 million compared to 2012 primarily due to additional wind-powered generating facilities placed in service in the second half of 2012.

Nonregulated Gross Margin

MidAmerican Energy -

	First Quarter
	2013	2012	Change
Gross margin (in millions):
Nonregulated operating revenue	$190	$231	$(41)	(18)%
Nonregulated cost of sales	174	212	(38)	(18)
Nonregulated gross margin	$16	$19	$(3)	(16)

Nonregulated electric sales (GWh)	2,170	2,467	(297)	(12)%

Nonregulated gas sales (000's Dth)	10,585	10,266	319	3%

For the first quarter of 2013 compared to 2012, lower prices, costs and volumes for electric sales and lower prices and costs for gas sales resulted in decreases to nonregulated operating revenue and cost of sales. Nonregulated gross margin decreased compared to the first quarter of 2012 due principally to lower average electric margins per unit and lower electric sales.

Non-Operating Income

MidAmerican Energy -

Allowance for equity funds increased $2 million compared to the first quarter of 2012 primarily as a result of higher capital expenditures for emissions control equipment at two of MidAmerican Energy's jointly owned generating facilities.

Fixed Charges

MidAmerican Energy -

MidAmerican Energy redeemed $275 million of its 5.125% senior notes in June 2012 resulting in a reduction of its interest on long-term debt for the first quarter of 2013.

Income Tax Benefit

MidAmerican Energy -

MidAmerican Energy's income tax benefit was $23 million for the first quarter of 2013, an increase of $11 million compared to $12 million for 2012, with an effective tax rate of (29)% for 2013 and (19)% for 2012. The change in the effective tax rate was due to $19 million of additional production tax credits primarily due to wind-powered generation placed in service in late 2012.

Federal renewable electricity production tax credits are earned as energy from qualifying wind-powered generating facilities is produced and sold based on a per-kilowatt rate as prescribed pursuant to the applicable federal income tax law and are eligible for the credit for 10 years from the date the qualifying generating facilities were placed in service.

MidAmerican Funding -

MidAmerican Funding's income tax benefit was $24 million for the first quarter of 2013, an increase of $9 million compared to $15 million for 2012, with an effective tax rate of (32)% for 2013 and (27)% for 2012. The additional benefit was due principally to the factors discussed for MidAmerican Energy.

Liquidity and Capital Resources

As of March 31, 2013, MidAmerican Energy's total net liquidity was $506 million consisting of $96 million of cash and cash equivalents and $605 million of revolving credit facilities reduced by $195 million of the revolving credit facilities reserved to support MidAmerican Energy's variable-rate tax-exempt bond obligations. As of March 31, 2013, MidAmerican Funding's total net liquidity was $511 million, including $1 million of additional cash and cash equivalents and MHC Inc.'s $4 million revolving credit facility.

Operating Activities

MidAmerican Energy's net cash flows from operating activities for the three-month periods ended March 31, 2013 and 2012, were $32 million and $158 million, respectively. MidAmerican Funding's net cash flows from operating activities for the three-month periods ended March 31, 2013 and 2012, were $26 million and $149 million, respectively. The decreases were predominantly due to the timing of income tax cash flows with MEHC, partially offset by higher regulated electric and gas margins.

Investing Activities

MidAmerican Energy's net cash flows from investing activities for the three-month periods ended March 31, 2013 and 2012, were $(165) million and $(117) million, respectively. MidAmerican Funding's net cash flows from investing activities for the three-month periods ended March 31, 2013 and 2012, were $(165) million and $(116) million, respectively. Net cash flows from investing activities consist almost entirely of utility construction expenditures, which increased for 2013 principally due to expenditures for the construction of emissions control equipment at two of MidAmerican Energy's jointly owned generating facilities and the payment of payables related to 2012 construction expenditures. Purchases and proceeds related to available-for-sale securities consist of activity within the Quad Cities Generating Station nuclear decommissioning trust.

Financing Activities

MidAmerican Energy's net cash flows from financing activities for the three-month periods ended March 31, 2013 and 2012 were $(125) million and $- million, respectively. MidAmerican Funding's net cash flows from financing activities for the three-month periods ended March 31, 2013 and 2012, were $(118) million and $9 million, respectively. In January 2013, MidAmerican Energy paid common dividends of $125 million to MHC Inc. MidAmerican Funding paid $118 million in 2013 and received $9 million in 2012 through its note payable with MEHC.

Debt Authorizations and Related Matters

MidAmerican Energy has authority from the FERC to issue through October 30, 2014, commercial paper and bank notes aggregating $600 million at interest rates not to exceed the applicable London Interbank Offered Rate ("LIBOR") plus a spread of 400 basis points. In March 2013, MidAmerican Energy replaced its $530 million unsecured revolving credit facility expiring in July 2013 with a $600 million unsecured revolving credit facility expiring in March 2018. MidAmerican Energy may request that the banks extend the credit facility up to two years. The new credit facility, which supports MidAmerican Energy's commercial paper program and its variable-rate tax-exempt bond obligations and provides for the issuance of letters of credit, has a variable interest rate based on LIBOR or a base rate, at MidAmerican Energy's option, plus a spread that varies based on MidAmerican Energy's credit ratings for its senior unsecured long-term debt securities. Additionally, MidAmerican Energy has a $5 million unsecured credit facility for general corporate purposes.

MidAmerican Energy currently has an effective registration statement with the United States Securities and Exchange Commission to issue up to $1.5 billion of long-term securities. It also has authorization from the FERC to issue through October 30, 2014, long-term securities totaling up to $650 million at interest rates not to exceed the applicable United States Treasury rate plus a spread of 400 basis points. Regarding multiple-year capital projects, MidAmerican Energy has authorizations from the ICC, expiring December 19, 2015, to issue up to an aggregate of $1.5 billion of long-term debt securities.

In conjunction with the March 1999 merger, MidAmerican Energy committed to the IUB to use commercially reasonable efforts to maintain an investment grade rating on its long-term debt and to maintain its common equity level above 42% of total capitalization unless circumstances beyond its control result in the common equity level decreasing to below 39% of total capitalization. MidAmerican Energy must seek the approval of the IUB of a reasonable utility capital structure if MidAmerican Energy's common equity level decreases below 42% of total capitalization, unless the decrease is beyond the control of MidAmerican Energy. MidAmerican Energy is also required to seek the approval of the IUB if MidAmerican Energy's equity level decreases to below 39%, even if the decrease is due to circumstances beyond the control of MidAmerican Energy. If MidAmerican Energy's common equity level were to drop below the required thresholds, MidAmerican Energy's ability to issue debt could be restricted. As of March 31, 2013, MidAmerican Energy's common equity ratio was 53% computed on a basis consistent with its commitment.

Future Uses of Cash

MidAmerican Energy and MidAmerican Funding have available a variety of sources of liquidity and capital resources, both internal and external, including net cash flows from operating activities, public and private debt offerings, the issuance of commercial paper, the use of unsecured revolving credit facilities, and other sources. These sources are expected to provide funds required for current operations, capital expenditures, debt retirements and other capital requirements. The availability and terms under which MidAmerican Energy and MidAmerican Funding have access to external financing depends on a variety of factors, including their credit ratings, investors' judgment of risk and conditions in the overall capital market, including the condition of the utility industry.

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

MidAmerican Energy's forecasted utility construction expenditures, which exclude amounts for non-cash equity AFUDC and other non-cash items, are approximately $695 million for 2013 and include:

•
$206 million for emissions control equipment, primarily at George Neal Energy Center Units 3 and 4 and Ottumwa Generating Station to meet air quality targets, including the reduction of sulfur dioxide, nitrogen oxides and particulate matter emissions.

•
$54 million for transmission system investments, including $21 million for Multi-Value Projects approved by the Midwest Independent Transmission System Operator, Inc. for the construction of 245 miles of 345 kV transmission line located in Iowa and Illinois.

•	$18 million for other generation development projects.
Remaining amounts are for ongoing investments in distribution, generation and other infrastructure needed to serve existing and expected demand.

Contractual Obligations

As of March 31, 2013, there have been no material changes outside the normal course of business in MidAmerican Energy's and MidAmerican Funding's contractual obligations from the information provided in Item 7 of their Annual Report on Form 10‑K for the year ended December 31, 2012. Additionally, refer to the "Utility Construction Expenditures" discussion included in Liquidity and Capital Resources.

Regulatory Matters

MidAmerican Energy is planning to file a request for a retail electric rate increase with the IUB in May 2013. The proposal will contain a request for interim rate relief to begin in the third quarter of 2013. In addition to a request for an increase in base rates, the filing is expected to contain a request for the creation of two new adjustment clauses. One clause would be for the recovery of changes in certain energy production related costs such as fuel, fuel transportation and the impacts of the production tax credit. The second clause would be for recovery of certain electric transmission charges. A final decision by the IUB on MidAmerican Energy's request would be expected within ten months of the date of filing.

Environmental Laws and Regulations

MidAmerican Energy is subject to federal, state and local laws and regulations regarding air and water quality, emissions performance standards, climate change, coal combustion byproduct disposal, hazardous and solid waste disposal, protected species and other environmental matters that have the potential to impact its current and future operations. In addition to imposing continuing compliance obligations, these laws and regulations provide regulators with the authority to levy substantial penalties for noncompliance including fines, injunctive relief and other sanctions. These laws and regulations are administered by the EPA and various other state and local agencies. All such laws and regulations are subject to a range of interpretation, which may ultimately be resolved by the courts. Environmental laws and regulations continue to evolve, and MidAmerican Energy is unable to predict the impact of the changing laws and regulations on its operations and financial results. MidAmerican Energy believes it is in material compliance with all applicable laws and regulations. Refer to "Liquidity and Capital Resources" for discussion of MidAmerican Energy's forecasted environmental-related capital expenditures. The discussion below contains material developments to those matters disclosed in Item 7 of MidAmerican Energy's and MidAmerican Funding's Annual Report on Form 10‑K for the year ended December 31, 2012.

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

In conjunction with a consent decree filed with the United States District Court in Iowa pursuant to a settlement with the Sierra Club, MidAmerican Energy has committed to cease burning solid fuel, such as coal, at its Walter Scott, Jr. Energy Center Units 1 and 2, George Neal Energy Center Units 1 and 2 and Riverside Energy Center by April 16, 2016; these units represent 9% of MidAmerican Energy's net owned available generating capacity. The George Neal Energy Center Unit 1 and Riverside Energy Center currently have the capability to burn natural gas in the production of electricity, although under current operating and economic conditions, production utilizing natural gas would be very limited. No decisions have been made regarding upgrades to enable the use of natural gas at the other MidAmerican Energy units, which produced 1.8 million MWh of electricity, or 6% of MidAmerican Energy's owned generation production during 2012. The consent decree was entered by the court on April 12, 2013.

National Ambient Air Quality Standards

In June 2010, the EPA finalized a new national ambient air quality standard for sulfur dioxide. Under the new rule, the existing 24-hour and annual standards for sulfur dioxide, which were 140 parts per billion measured over 24 hours and 30 parts per billion measured over an entire year, were replaced with a new one-hour standard of 75 parts per billion. The new rule will utilize a three-year average to determine attainment. The rule will utilize source modeling, in addition to the installation of ambient monitors where sulfur dioxide emissions impact populated areas. Attainment designations were due by June 2012; however, due to the lack of sufficient information to make the designations, the EPA extended the deadline for area designations to June 2013. The EPA has recommended that Muscatine County, Iowa be designated nonattainment for the one-hour sulfur dioxide standard and intends to finalize the nonattainment designation by June 2013. MidAmerican Energy's Louisa coal-fueled generating facility is located just outside of Muscatine County. Based on the distance of the facility from the ambient monitor and the predominant wind patterns at the time violations were recorded, the EPA has indicated that MidAmerican Energy's Louisa coal-fueled generating facility did not cause or contribute to the violation. MidAmerican Energy does not believe the nonattainment designation, should it become final, will have a material impact on the Louisa coal-fueled generating facility.

Climate Change

In April 2012, the EPA proposed New Source Performance Standards for GHG at new fossil-fueled generating facilities at an emissions rate of 1,000 pounds per MWh, which are expected to be finalized in 2013. The EPA is also under a consent decree to establish GHG emissions performance standards for existing and modified sources.

GHG New Source Performance Standards

Under the Clean Air Act, the EPA may establish emissions standards that reflect the degree of emissions reductions achievable through the best technology that has been demonstrated, taking into consideration the cost of achieving those reductions and any non-air quality health and environmental impact and energy requirements. The EPA entered into a settlement agreement with a number of parties, including certain state governments and environmental groups, in December 2010 to promulgate emissions standards covering GHG. In April 2012, the EPA proposed new source performance standards for new fossil-fueled generating facilities that would limit emissions of carbon dioxide to 1,000 pounds per MWh. The proposal exempts simple cycle combustion turbines from meeting the GHG standards. The public comment period closed in June 2012 and a final rule is expected in 2013. Any new fossil-fueled generating facilities constructed by MidAmerican Energy will be required to meet the final GHG new source performance standards, which, if finalized as proposed, will preclude the construction of any coal-fueled generating facilities that do not have carbon capture and sequestration. Additionally, as proposed, it may be difficult even for combined cycle combustion turbines to meet the carbon dioxide emission standard under certain operating scenarios such as simple cycle or low-load operations on a sustained basis. The EPA indicated in the proposal that it does not have sufficient information to establish GHG new source performance standards for modified or reconstructed units and has not established a schedule for when these units, or other existing sources, will be regulated. However, the EPA is under a consent decree obligation to establish such standards. Until any standards for existing, modified or reconstructed units are proposed and finalized, the impact on the Company's existing facilities cannot be determined.

GHG Litigation

In October 2009, the United States District Court for the Northern District of California ("Northern District of California") granted the defendants' motions to dismiss in the case of Native Village of Kivalina v. ExxonMobil Corporation, et al. The plaintiffs filed their complaint in February 2008, asserting claims against 24 defendants, including electric generating companies, oil companies and a coal company, for public nuisance under state and federal common law based on the defendants' GHG emissions. MEHC was a named defendant in the Kivalina case. The Northern District of California dismissed all of the plaintiffs' federal claims, holding that the court lacked subject matter jurisdiction to hear the claims under the political question doctrine, and that the plaintiffs lacked standing to bring their claims. The Northern District of California declined to hear the state law claims and the case was dismissed without prejudice to their future presentation in an appropriate state court. In November 2009, the plaintiffs appealed the case to the United States Ninth Circuit Court of Appeals ("Ninth Circuit"). In September 2012, the Ninth Circuit issued its opinion affirming the Northern District of California's dismissal of the plaintiffs' complaint. The Ninth Circuit held that the Clean Air Act displaced the plaintiffs' federal common law claims. In October 2012, the plaintiffs filed a petition for a full rehearing by the Ninth Circuit, which was denied by the Ninth Circuit in November 2012. In February 2013, the plaintiffs filed a petition with the United States Supreme Court to review the Ninth Circuit's decision.

Collateral and Contingent Features

Debt and preferred securities of MidAmerican Energy are rated by credit rating agencies. Assigned credit ratings are based on each rating agency's assessment of MidAmerican Energy's ability to, in general, meet the obligations of its issued debt or preferred securities. The credit ratings are not a recommendation to buy, sell or hold securities, and there is no assurance that a particular credit rating will continue for any given period of time. As of March 31, 2013, MidAmerican Energy's credit ratings for its senior unsecured debt from the three recognized credit rating agencies were investment grade.

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

In accordance with industry practice, certain wholesale agreements, including derivative contracts, contain provisions that require MidAmerican Energy to maintain specific credit ratings on its unsecured debt from one or more of the three recognized credit rating agencies. These agreements may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance" in the event of a material adverse change in MidAmerican Energy's creditworthiness. These rights can vary by contract and by counterparty. If all credit-risk-related contingent features or adequate assurance provisions for these agreements had been triggered as of March 31, 2013, MidAmerican Energy would have been required to post $171 million of additional collateral. MidAmerican Energy's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors. Refer to Note 7 of Notes to Financial Statements in Item 1 of this Form 10-Q for a discussion of MidAmerican Energy's collateral requirements specific to its derivative contracts.

New Accounting Pronouncements

For a discussion of new accounting pronouncements affecting MidAmerican Energy and MidAmerican Funding, refer to Note 2 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q.

Critical Accounting Estimates

Certain accounting measurements require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized on the Consolidated Financial Statements based on such estimates involve numerous assumptions subject to varying and potentially significant degrees of judgment and uncertainty and will likely change in the future as additional information becomes available. Estimates are used for, but not limited to, the accounting for the effects of certain types of regulation, derivatives, impairment of goodwill and long-lived assets, pension and other postretirement benefits, income taxes and revenue recognition - unbilled revenue. For additional discussion of MidAmerican Energy's and MidAmerican Funding's critical accounting estimates, see Item 7 of their Annual Report on Form 10-K for the year ended December 31, 2012. There have been no significant changes in MidAmerican Energy's and MidAmerican Funding's assumptions regarding critical accounting estimates since December 31, 2012.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting MidAmerican Energy and MidAmerican Funding, see Item 7A of their Annual Report on Form 10-K for the year ended December 31, 2012. MidAmerican Energy's and MidAmerican Funding's exposure to market risk and their management of such risk has not changed materially since December 31, 2012. Refer to Note 7 of Notes to Financial Statements in Item 1 of this Form 10-Q for disclosure of MidAmerican Energy's derivative positions as of March 31, 2013.

Item 4.	Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, the Company (MidAmerican Energy or MidAmerican Funding, as applicable) carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, the Company's management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms, and is accumulated and communicated to management, including the Company's Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company's internal control over financial reporting during the quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There has been no material change to MidAmerican Funding's or MidAmerican Energy's risk factors from those disclosed in Item 1A of their Annual Report on Form 10-K for the year ended December 31, 2012.

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

MIDAMERICAN FUNDING, LLC
MIDAMERICAN ENERGY COMPANY
(Registrants)

Date: May 3, 2013	/s/ Thomas B. Specketer
Thomas B. Specketer
Vice President and Controller
of MidAmerican Funding, LLC
and Vice President and Chief Financial Officer
of MidAmerican Energy Company
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

MidAmerican Energy

10.1
$600,000,000 Credit Agreement, dated as of March 27, 2013, among MidAmerican Energy, as Borrower, the banks, financial institutions and other institutional lenders, as Initial Lenders, JPMorgan Chase Bank, N.A., as Administrative Agent and Swingline Lender, and the LC Issuing Banks.

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

MidAmerican Energy and MidAmerican Funding

101
The following financial information from MidAmerican Energy's and MidAmerican Funding's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, is formatted in XBRL (eXtensible Business Reporting Language) and included herein: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged in summary and detail.