Form 10-Q
period 2013-06-30
MIDAMERICAN ENERGY CO; MIDAMERICAN FUNDING LLC
filed 2013-08-02
CIK 928576, 1098296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

or

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
Yes  ☐            No  ☒

All of the member's equity of MidAmerican Funding, LLC was held by its parent company, MidAmerican Energy Holdings Company as of July 31, 2013.

All common stock of MidAmerican Energy Company is held by its parent company, MHC Inc., which is a direct, wholly owned subsidiary of MidAmerican Funding, LLC. As of July 31, 2013, 70,980,203 shares of MidAmerican Energy Company common stock, without par value, were outstanding.

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
Des Moines, Iowa

We have reviewed the accompanying balance sheet of MidAmerican Energy Company (the "Company") as of June 30, 2013, and the related statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2013 and 2012, and of changes in equity and cash flows for the six-month periods ended June 30, 2013 and 2012. These interim financial statements are the responsibility of the Company's management.

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

/s/ Deloitte & Touche LLP

Des Moines, Iowa
August 2, 2013

MIDAMERICAN ENERGY COMPANY
BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	June 30, 2013	December 31, 2012
ASSETS
Utility plant, net:
Electric	$11,527	$11,416
Gas	1,316	1,301
Gross utility plant in service	12,843	12,717
Accumulated depreciation and amortization	(4,575)	(4,413)
Utility plant in service, net	8,268	8,304
Construction work in progress	431	318
Total utility plant, net	8,699	8,622
Current assets:
Cash and cash equivalents	186	354
Receivables, net	380	416
Income taxes receivable	20	—
Inventories	216	240
Other	72	56
Total current assets	874	1,066
Other assets:
Regulatory assets	844	876
Investments and nonregulated property, net	553	535
Other	122	133
Total other assets	1,519	1,544
Total assets	$11,092	$11,232
CAPITALIZATION AND LIABILITIES
Capitalization:
MidAmerican Energy common shareholder's equity	$3,613	$3,608
Preferred securities	—	27
Long-term debt, excluding current portion	2,598	2,590
Total capitalization	6,211	6,225
Current liabilities:
Current portion of long-term debt	669	669
Accounts payable	300	386
Taxes accrued	113	224
Interest accrued	41	27
Other	120	120
Total current liabilities	1,243	1,426
Other liabilities:
Deferred income taxes	2,219	2,164
Asset retirement obligations	326	318
Regulatory liabilities	775	750
Other	318	349
Total other liabilities	3,638	3,581
Total capitalization and liabilities	$11,092	$11,232

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
Operating revenue:
Regulated electric	$411	$404	$826	$784
Regulated gas	142	91	457	354
Nonregulated	204	214	394	445
Total operating revenue	757	709	1,677	1,583

Operating costs and expenses:
Regulated:
Cost of fuel, energy and capacity	114	101	237	209
Cost of gas sold	88	45	312	231
Other operating expenses	111	100	217	202
Maintenance	70	52	115	98
Depreciation and amortization	104	100	211	193
Property and other taxes	30	30	60	59
Total regulated operating costs and expenses	517	428	1,152	992
Nonregulated:
Cost of sales	190	193	364	405
Other	7	7	12	13
Total nonregulated operating costs and expenses	197	200	376	418
Total operating costs and expenses	714	628	1,528	1,410

Operating income	43	81	149	173

Non-operating income:
Interest income	1	1	1	1
Allowance for equity funds	4	3	8	5
Other, net	3	—	7	4
Total non-operating income	8	4	16	10

Fixed charges:
Interest on long-term debt	35	36	70	73
Other interest expense	1	1	1	1
Allowance for borrowed funds	(2)	(1)	(3)	(2)
Total fixed charges	34	36	68	72

Income before income tax benefit	17	49	97	111
Income tax benefit	(7)	(32)	(30)	(44)

Net income	24	81	127	155
Preferred dividends	1	1	1	1

Earnings on common stock	$23	$80	$126	$154

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in millions)

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012

Net income	$24	$81	$127	$155
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on cash flow hedges, net of tax of $(10), $5, $2 and $(6)	(14)	7	4	(7)

Comprehensive income	$10	$88	$131	$148

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF CHANGES IN EQUITY (Unaudited)
(Amounts in millions)

	MidAmerican Energy Shareholders' Equity
	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss, Net	Preferred Securities	Noncontrolling Interests	Total Equity

Balance, December 31, 2011	$562	$2,716	$(34)	$27	$1	$3,272
Net income	—	155	—	—	—	155
Other comprehensive loss	—	—	(7)	—	—	(7)
Preferred dividends	—	(1)	—	—	—	(1)
Balance, June 30, 2012	$562	$2,870	$(41)	$27	$1	$3,419

Balance, December 31, 2012	$562	$3,070	$(24)	$27	$—	$3,635
Net income	—	127	—	—	—	127
Other comprehensive income	—	—	4	—	—	4
Redemption of preferred securities	(1)	—	—	(27)	—	(28)
Common dividends	—	(125)	—	—	—	(125)
Balance, June 30, 2013	$561	$3,072	$(20)	$—	$—	$3,613

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Six-Month Periods
	Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$127	$155
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	211	193
Deferred income taxes and amortization of investment tax credits	16	22
Changes in other assets and liabilities	28	22
Other, net	1	(8)
Changes in other operating assets and liabilities:
Receivables, net	32	51
Inventories	24	—
Derivative collateral, net	5	—
Pension and other postretirement benefit plans	4	(55)
Accounts payable	(35)	—
Taxes accrued	(133)	432
Other current assets and liabilities	22	3
Net cash flows from operating activities	302	815

Cash flows from investing activities:
Utility construction expenditures	(327)	(259)
Purchases of available-for-sale securities	(44)	(29)
Proceeds from sales of available-for-sale securities	37	20
Other, net	17	7
Net cash flows from investing activities	(317)	(261)

Cash flows from financing activities:
Dividends	(125)	(1)
Repayments of long-term debt	—	(283)
Redemption of preferred securities	(28)	—
Net cash flows from financing activities	(153)	(284)

Net change in cash and cash equivalents	(168)	270
Cash and cash equivalents at beginning of period	354	1
Cash and cash equivalents at end of period	$186	$271

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

The unaudited Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the Financial Statements as of June 30, 2013, and for the three- and six-month periods ended June 30, 2013 and 2012. The results of operations for the three- and six-month periods ended June 30, 2013, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Financial Statements. Note 2 of Notes to Financial Statements included in MidAmerican Energy's Annual Report on Form 10-K for the year ended December 31, 2012, describes the most significant accounting policies used in the preparation of the unaudited Financial Statements. There have been no significant changes in MidAmerican Energy's assumptions regarding significant accounting estimates and policies during the six-month period ended June 30, 2013.

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

(3)	Components of Accumulated Other Comprehensive Loss, Net

The following table shows the change in AOCI by each component of other comprehensive income, net of applicable income taxes, for the six-month period ended June 30, 2013 (in millions):

	Unrealized	Unrealized	Accumulated
	Losses on	Losses on	Other
	Available-For-Sale	Cash Flow	Comprehensive
	Securities	Hedges	Loss, Net

Balance, December 31, 2012	$(5)	$(19)	$(24)
Other comprehensive income	—	4	4
Balance, June 30, 2013	$(5)	$(15)	$(20)

Reclassifications from AOCI to net income for the six-month periods ended June 30, 2013 and 2012, were net losses reflected in nonregulated cost of sales totaling $6 million and $27 million, respectively.

(4)	Preferred Securities

In April 2013, MidAmerican Energy redeemed all of the outstanding shares of its preferred securities at the stated redemption prices, which in aggregate totaled $28 million, plus accrued dividends.

(5)	Recent Financing Transactions

In March 2013, MidAmerican Energy replaced its $530 million unsecured revolving credit facility, which had been set to expire in July 2013, with a $600 million unsecured revolving credit facility expiring in March 2018. The new credit facility, which supports MidAmerican Energy's commercial paper program and its variable-rate tax-exempt bond obligations and provides for the issuance of letters of credit, has a variable interest rate based on the London Interbank Offered Rate or a base rate, at MidAmerican Energy's option, plus a spread that varies based on MidAmerican Energy's credit ratings for its senior unsecured long-term debt securities. As of June 30, 2013, MidAmerican Energy had no borrowings outstanding under this credit facility. The credit facility requires that MidAmerican Energy's ratio of consolidated debt, including current maturities, to total capitalization not exceed 0.65 to 1.0 as of the last day of each quarter.

(6)	Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax benefit is as follows:

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012

Federal statutory income tax rate	35%	35%	35%	35%
Income tax credits	(57)	(54)	(60)	(51)
State income tax, net of federal income tax benefit	(4)	(11)	(2)	(8)
Income tax method change	—	(32)	—	(14)
Effects of ratemaking	(15)	(3)	(4)	(3)
Other, net	—	—	—	1
Effective income tax rate	(41)%	(65)%	(31)%	(40)%

Income tax credits relate primarily to production tax credits earned by MidAmerican Energy's wind-powered generating facilities. Federal renewable electricity production tax credits are earned as energy from qualifying wind-powered generating facilities is produced and sold and are based on a per-kilowatt hour rate pursuant to the applicable federal income tax law. Wind-powered generating facilities are eligible for the credits for 10 years from the date the qualifying generating facilities were placed in service.

MidAmerican Energy's earnings for the three- and six-month periods ended June 30, 2012, reflect $16 million of federal income tax benefits recognized in connection with an income tax method change for income tax years prior to 2012. MidAmerican Energy changed the method by which it determines current income tax deductions for repair costs related to its regulated utility electric transmission and distribution assets based on guidance published by the Internal Revenue Service. Application of this guidance results in current deductibility for those costs, which are capitalized for book purposes. MidAmerican Energy retroactively applied the method change, deducted amounts related to prior years' costs on its 2011 tax return and recognized the change in the second quarter of 2012. State utility rate regulation in Iowa requires the tax effect of certain temporary differences be flowed through immediately to customers. Therefore, certain deferred amounts that would otherwise have been recognized in income tax expense have been included as changes in regulatory assets.

Berkshire Hathaway includes MEHC and subsidiaries in its United States federal income tax return. Consistent with established regulatory practice, MidAmerican Energy's provision for income taxes has been computed on a stand-alone basis, and substantially all of its currently payable or receivable income taxes are remitted to or received from MEHC. MidAmerican Energy made net cash payments for income taxes to MEHC totaling $89 million for the six-month period ended June 30, 2013, and received net cash receipts for income taxes from MEHC totaling $494 million for the six-month period ended June 30, 2012.

(7)	Employee Benefit Plans

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

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
Pension:
Service cost	$4	$5	$9	$9
Interest cost	8	9	16	18
Expected return on plan assets	(11)	(12)	(22)	(22)
Net amortization	2	1	5	2
Net periodic benefit cost	$3	$3	$8	$7

Other postretirement:
Service cost	$1	$1	$2	$2
Interest cost	2	2	4	4
Expected return on plan assets	(4)	(3)	(7)	(6)
Net amortization	—	(2)	(1)	(2)
Net periodic benefit cost (benefit)	$(1)	$(2)	$(2)	$(2)

Employer contributions to the pension and other postretirement benefit plans are expected to be $8 million and $- million, respectively, during 2013. As of June 30, 2013, $4 million and $- million of contributions had been made to the pension and other postretirement benefit plans, respectively.

(8)	Risk Management and Hedging Activities

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

There have been no significant changes in MidAmerican Energy's accounting policies related to derivatives. Refer to Note 9 for additional information on derivative contracts.

The following table, which reflects master netting arrangements and excludes contracts that have been designated as normal under the normal purchases or normal sales exception afforded by GAAP, summarizes the fair value of MidAmerican Energy's derivative contracts, on a gross basis, and reconciles those amounts to the amounts presented on a net basis on the Balance Sheets (in millions):

	Current Assets - Other	Other Assets - Other	Current Liabilities - Other	Other Liabilities - Other	Total
As of June 30, 2013:
Not designated as hedging contracts(1):
Commodity assets	$18	$3	$5	$—	$26
Commodity liabilities	(15)	(1)	(31)	(3)	(50)
Total	3	2	(26)	(3)	(24)

Designated as hedging contracts:
Commodity assets	—	(1)	2	1	2
Commodity liabilities	—	—	(18)	(10)	(28)
Total	—	(1)	(16)	(9)	(26)

Total derivatives	3	1	(42)	(12)	(50)
Cash collateral receivable	—	—	2	—	2
Total derivatives - net basis	$3	$1	$(40)	$(12)	$(48)

	Current Assets - Other	Other Assets - Other	Current Liabilities - Other	Other Liabilities - Other	Total
As of December 31, 2012:
Not designated as hedging contracts(1):
Commodity assets	$18	$1	$7	$2	$28
Commodity liabilities	(12)	—	(47)	(14)	(73)
Total	6	1	(40)	(12)	(45)

Designated as hedging contracts:
Commodity assets	—	—	1	1	2
Commodity liabilities	—	—	(22)	(12)	(34)
Total	—	—	(21)	(11)	(32)

Total derivatives	6	1	(61)	(23)	(77)
Cash collateral receivable	—	—	6	1	7
Total derivatives - net basis	$6	$1	$(55)	$(22)	$(70)

(1)
MidAmerican Energy's commodity derivatives not designated as hedging contracts are generally included in regulated rates, and as of June 30, 2013 and December 31, 2012, a net regulatory asset of $23 million and $45 million, respectively, was recorded related to the net derivative liability of $24 million and $45 million, respectively.

Not Designated as Hedging Contracts

The following table reconciles the beginning and ending balances of MidAmerican Energy's net regulatory assets and summarizes the pre-tax gains and losses on commodity derivative contracts recognized in net regulatory assets, as well as amounts reclassified to earnings (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012

Beginning balance	$24	$60	$45	$73
Changes in fair value recognized in net regulatory assets	1	1	—	11
Net gains reclassified to operating revenue	—	7	3	20
Net gains reclassified to cost of fuel, energy and capacity	—	—	—	1
Net losses reclassified to cost of gas sold	(2)	(5)	(25)	(42)
Ending balance	$23	$63	$23	$63

The following table summarizes the pre-tax gains (losses) included on the Statements of Operations associated with MidAmerican Energy's derivative contracts not designated as hedging contracts and not recorded as a net regulatory asset or liability (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012

Nonregulated operating revenue	$3	$(1)	$1	$7
Nonregulated cost of sales	(3)	2	—	(5)
Total	$—	$1	$1	$2

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

The following table reconciles the beginning and ending balances of MidAmerican Energy's accumulated other comprehensive loss (pre-tax) and summarizes pre-tax gains and losses on commodity derivative contracts designated and qualifying as cash flow hedges recognized in other comprehensive income ("OCI"), as well as amounts reclassified to earnings (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012

Beginning balance	$2	$68	$32	$43
Changes in fair value recognized in OCI	25	2	—	40
Net losses reclassified to nonregulated cost of sales	(1)	(14)	(6)	(27)
Ending balance	$26	$56	$26	$56

Realized gains and losses on hedges and hedge ineffectiveness are recognized in income as nonregulated operating revenue or nonregulated cost of sales depending upon the nature of the item being hedged. For the three- and six-month periods ended June 30, 2013 and 2012, hedge ineffectiveness was insignificant. As of June 30, 2013, MidAmerican Energy had cash flow hedges with expiration dates extending through December 2017, and $16 million of pre-tax net unrealized losses are forecasted to be reclassified from AOCI into earnings over the next twelve months as contracts settle.

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

MidAmerican Energy also has potential indirect credit exposure to other market participants in the regional transmission organization ("RTO") markets where it actively participates, including the Midcontinent Independent System Operator, Inc. and the PJM Interconnection, L.L.C. In the event of a default by a RTO market participant on its market-related obligations, losses are allocated among all other market participants in proportion to each participant's share of overall market activity during the period of time the loss was incurred, diversifying MidAmerican Energy's exposure to credit losses from individual participants. Transactional activities of MidAmerican Energy and other participants in organized RTO markets are governed by credit policies specified in each respective RTO's governing tariff or related business practices. Credit policies of RTO's, which have been developed through extensive stakeholder participation, generally seek to minimize potential loss in the event of a market participant default without unnecessarily inhibiting access to the marketplace. MidAmerican Energy's share of historical losses from defaults by other RTO market participants has not been material.

Collateral and Contingent Features

In accordance with industry practice, certain wholesale derivative contracts contain provisions that require MidAmerican Energy to maintain specific credit ratings from one or more of the major credit rating agencies on its senior unsecured debt. These derivative contracts may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance" in the event of a material adverse change in MidAmerican Energy's creditworthiness. These rights can vary by contract and by counterparty. As of June 30, 2013, MidAmerican Energy's credit ratings from the three recognized credit rating agencies were investment grade.

The aggregate fair value of MidAmerican Energy's derivative contracts in liability positions with specific credit-risk-related contingent features totaled $58 million and $84 million as of June 30, 2013 and December 31, 2012, respectively, for which MidAmerican Energy had posted collateral of $- million. If all credit-risk-related contingent features for derivative contracts in liability positions had been triggered as of June 30, 2013 and December 31, 2012, MidAmerican Energy would have been required to post $47 million and $72 million, respectively, of additional collateral. MidAmerican Energy's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors.

(9)	Fair Value Measurements

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

The following table presents MidAmerican Energy's assets and liabilities recognized on the Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of June 30, 2013:
Assets:
Commodity derivatives	$1	$20	$7	$(24)	$4
Money market mutual funds(2)	172	—	—	—	172
Debt securities:
United States government obligations	118	—	—	—	118
International government obligations	—	1	—	—	1
Corporate obligations	—	31	—	—	31
Municipal obligations	—	2	—	—	2
Agency, asset and mortgage-backed obligations	—	2	—	—	2
Auction rate securities	—	—	22	—	22
Equity securities:
United States companies	202	—	—	—	202
International companies	3	—	—	—	3
	$496	$56	$29	$(24)	$557

Liabilities - commodity derivatives	$(5)	$(64)	$(9)	$26	$(52)

As of December 31, 2012:
Assets:
Commodity derivatives	$1	$22	$7	$(23)	$7
Money market mutual funds(2)	163	—	—	—	163
Debt securities:
United States government obligations	104	—	—	—	104
International government obligations	—	1	—	—	1
Corporate obligations	—	32	—	—	32
Municipal obligations	—	4	—	—	4
Agency, asset and mortgage-backed obligations	—	6	—	—	6
Auction rate securities	—	—	21	—	21
Equity securities:
United States companies	187	—	—	—	187
International companies	2	—	—	—	2
Investment funds	1	—	—	—	1
	$458	$65	$28	$(23)	$528

Liabilities - commodity derivatives	$(10)	$(90)	$(7)	$30	$(77)

(1)	Represents netting under master netting arrangements and a net cash collateral receivable of $2 million and $7 million as of June 30, 2013 and December 31, 2012, respectively.

(2)	Amounts are included in cash and cash equivalents and investments and nonregulated property, net on the Balance Sheets. The fair value of these money market mutual funds approximates cost.

Derivative contracts are recorded on the Balance Sheets as either assets or liabilities and are stated at estimated fair value unless they are designated as normal purchases or normal sales and qualify for the exception afforded by GAAP. When available, the fair value of derivative contracts is estimated using unadjusted quoted prices for identical contracts in the market in which MidAmerican Energy transacts. When quoted prices for identical contracts are not available, MidAmerican Energy uses forward price curves. Forward price curves represent MidAmerican Energy's estimates of the prices at which a buyer or seller could contract today for delivery or settlement at future dates. MidAmerican Energy bases its forward price curves upon market price quotations, when available, or internally developed and commercial models, with internal and external fundamental data inputs. Market price quotations are obtained from independent energy brokers, exchanges, direct communication with market participants and actual transactions executed by MidAmerican Energy. Market price quotations are generally readily obtainable for the applicable term of MidAmerican Energy's outstanding derivative contracts; therefore, MidAmerican Energy's forward price curves reflect observable market quotes. Market price quotations for certain electricity and natural gas trading hubs are not as readily obtainable due to the length of the contract. Given that limited market data exists for these contracts, as well as for those contracts that are not actively traded, MidAmerican Energy uses forward price curves derived from internal models based on perceived pricing relationships to major trading hubs that are based on unobservable inputs. The estimated fair value of these derivative contracts is a function of underlying forward commodity prices, interest rates, related volatility, counterparty creditworthiness and duration of contracts. Refer to Note 8 for further discussion regarding MidAmerican Energy's risk management and hedging activities.

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

The following table reconciles the beginning and ending balances of MidAmerican Energy's assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	Commodity Derivatives	Auction Rate Securities	Commodity Derivatives	Auction Rate Securities
2013:
Beginning balance	$(2)	$22	$—	$21
Changes included in earnings(1)	2	—	5	—
Changes in fair value recognized in other comprehensive income	(2)	—	(5)	1
Changes in fair value recognized in net regulatory assets	1	—	2	—
Settlements	(1)	—	(4)	—
Ending balance	$(2)	$22	$(2)	$22

2012:
Beginning balance	$23	$17	$22	$16
Changes included in earnings(1)	(1)	—	9	—
Changes in fair value recognized in other comprehensive income	(1)	—	(4)	1
Changes in fair value recognized in net regulatory assets	(6)	—	2	—
Settlements	(7)	—	(21)	—
Ending balance	$8	$17	$8	$17

(1)
Changes included in earnings are reported as nonregulated operating revenue on the Statements of Operations. For commodity derivatives held as of June 30, 2013 and 2012, net unrealized gains (losses) included in earnings for the three-month periods ended June 30, 2013 and 2012, totaled $2 million and $(2) million, respectively, and for the six-month periods ended June 30, 2013 and 2012, totaled $(1) million and $5 million, respectively.

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

	As of June 30, 2013		As of December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$3,267	$3,601	$3,259	$3,737

(10)	Commitments and Contingencies

Legal Matters

MidAmerican Energy is party to a variety of legal actions arising out of the normal course of business. Plaintiffs occasionally seek punitive or exemplary damages. MidAmerican Energy does not believe that such normal and routine litigation will have a material impact on its financial results.

Commitments

In May 2013, MidAmerican Energy filed with the Iowa Utilities Board ("IUB") an application for ratemaking principles to construct up to 1,050 megawatts (nominal ratings) of additional wind-powered generating facilities expected to be placed in service in 2013, 2014 and 2015. In July 2013, MidAmerican Energy entered into contracts totaling $1.1 billion related to these wind-powered generating facilities, with minimum payments expected to be $199 million in 2013, $431 million in 2014 and $490 million in 2015.

In July 2013, MidAmerican Energy entered into a contract totaling $342 million to construct transmission assets related to its Multi-Value Projects approved by the Midcontinent Independent System Operator, Inc. with minimum payments of $17 million in 2013, $140 million in 2014, $149 million in 2015 and $36 million in 2016.

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

(11)	Segment Information

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

The following tables provide information on a reportable segment basis (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
Operating revenue:
Regulated electric	$411	$404	$826	$784
Regulated gas	142	91	457	354
Nonregulated energy	204	214	394	445
Total operating revenue	$757	$709	$1,677	$1,583

Depreciation and amortization:
Regulated electric	$95	$91	$193	$175
Regulated gas	9	9	18	18
Total depreciation and amortization	$104	$100	$211	$193

Operating income:
Regulated electric	$31	$66	$81	$114
Regulated gas	4	1	49	31
Nonregulated energy	8	14	19	28
Total operating income	$43	$81	$149	$173

	As of
	June 30, 2013	December 31, 2012
Total assets:
Regulated electric	$9,912	$9,898
Regulated gas	1,053	1,202
Nonregulated energy	127	132
Total assets	$11,092	$11,232

(12)	Other Related Party Transactions

In 2012, MidAmerican Energy signed new long-term rail transportation contracts with BNSF Railway Company ("BNSF"), an affiliate company, and Union Pacific Railroad Company ("UP") for the transportation of coal to all of the MidAmerican Energy-operated coal-fueled generating facilities. These contracts replaced a long-term contract with UP that expired December 31, 2012. For the three- and six-month periods ended June 30, 2013, $38 million and $89 million, respectively, was incurred for coal transportation services, the majority of which was related to the BNSF agreement. As of June 30, 2013, MidAmerican Energy had accounts payable to BNSF of $5 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Member of
MidAmerican Funding, LLC
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Funding, LLC and subsidiaries (the "Company") as of June 30, 2013, and the related consolidated statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2013 and 2012, and of changes in equity and cash flows for the six-month periods ended June 30, 2013 and 2012. These interim financial statements are the responsibility of the Company's management.

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
August 2, 2013

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	June 30, 2013	December 31, 2012
ASSETS
Utility plant, net:
Electric	$11,527	$11,416
Gas	1,316	1,301
Gross utility plant in service	12,843	12,717
Accumulated depreciation and amortization	(4,575)	(4,413)
Utility plant in service, net	8,268	8,304
Construction work in progress	431	318
Total utility plant, net	8,699	8,622
Current assets:
Cash and cash equivalents	187	354
Receivables, net	382	418
Income taxes receivable	16	—
Inventories	216	240
Other	73	57
Total current assets	874	1,069
Other assets:
Goodwill	1,270	1,270
Regulatory assets	844	876
Investments and nonregulated property, net	579	561
Other	121	132
Total other assets	2,814	2,839
Total assets	$12,387	$12,530
CAPITALIZATION AND LIABILITIES
Capitalization:
MidAmerican Funding member's equity	$4,449	$4,324
Noncontrolling interests	—	27
Long-term debt, excluding current portion	2,923	2,915
Total capitalization	7,372	7,266
Current liabilities:
Current portion of long-term debt	669	669
Note payable to affiliate	127	246
Accounts payable	300	386
Taxes accrued	113	227
Interest accrued	48	35
Other	120	120
Total current liabilities	1,377	1,683
Other liabilities:
Deferred income taxes	2,218	2,162
Asset retirement obligations	326	318
Regulatory liabilities	775	750
Other	319	351
Total other liabilities	3,638	3,581
Total capitalization and liabilities	$12,387	$12,530

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
Operating revenue:
Regulated electric	$411	$404	$826	$784
Regulated gas	142	91	457	354
Nonregulated	206	214	397	445
Total operating revenue	759	709	1,680	1,583

Operating costs and expenses:
Regulated:
Cost of fuel, energy and capacity	114	101	237	209
Cost of gas sold	88	45	312	231
Other operating expenses	111	100	217	202
Maintenance	70	52	115	98
Depreciation and amortization	104	100	211	193
Property and other taxes	30	30	60	59
Total regulated operating costs and expenses	517	428	1,152	992
Nonregulated:
Cost of sales	191	193	365	405
Other	8	7	14	14
Total nonregulated operating costs and expenses	199	200	379	419
Total operating costs and expenses	716	628	1,531	1,411

Operating income	43	81	149	172

Non-operating income:
Interest income	1	1	1	1
Allowance for equity funds	4	3	8	5
Other, net	4	1	10	6
Total non-operating income	9	5	19	12

Fixed charges:
Interest on long-term debt	40	42	81	84
Other interest expense	1	—	1	1
Allowance for borrowed funds	(2)	(1)	(3)	(2)
Total fixed charges	39	41	79	83

Income before income tax benefit	13	45	89	101
Income tax benefit	(9)	(33)	(33)	(48)

Net income	22	78	122	149
Net income attributable to noncontrolling interests	1	1	1	1

Net income attributable to MidAmerican Funding member	$21	$77	$121	$148

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in millions)

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012

Net income	$22	$78	$122	$149
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on cash flow hedges, net of tax of $(10), $5, $2 and $(6)	(14)	7	4	(7)

Comprehensive income	8	85	126	142
Comprehensive income attributable to noncontrolling interests	1	1	1	1

Comprehensive income attributable to MidAmerican Funding member	$7	$84	$125	$141

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
(Amounts in millions)

	MidAmerican Funding Member's Equity
	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net	Noncontrolling Interests	Total Equity

Balance, December 31, 2011	$1,679	$2,327	$(34)	$28	$4,000
Net income	—	148	—	1	149
Other comprehensive loss	—	—	(7)	—	(7)
Distributions to noncontrolling interests	—	—	—	(1)	(1)
Balance, June 30, 2012	$1,679	$2,475	$(41)	$28	$4,141

Balance, December 31, 2012	$1,679	$2,669	$(24)	$27	$4,351
Net income	—	121	—	1	122
Other comprehensive income	—	—	4	—	4
Redemption of preferred securities of subsidiary	—	—		(28)	(28)
Balance, June 30, 2013	$1,679	$2,790	$(20)	$—	$4,449

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Six-Month Periods
	Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$122	$149
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	211	193
Deferred income taxes and amortization of investment tax credits	16	21
Changes in other assets and liabilities	28	22
Other, net	—	(8)
Changes in other operating assets and liabilities:
Receivables, net	32	52
Inventories	24	—
Derivative collateral, net	5	—
Pension and other postretirement benefit plans	4	(55)
Accounts payable	(35)	—
Taxes accrued	(133)	433
Other current assets and liabilities	22	3
Net cash flows from operating activities	296	810

Cash flows from investing activities:
Utility construction expenditures	(327)	(259)
Purchases of available-for-sale securities	(44)	(29)
Proceeds from sales of available-for-sale securities	37	20
Other, net	18	7
Net cash flows from investing activities	(316)	(261)

Cash flows from financing activities:
Repayment of long-term debt	—	(283)
Redemption of preferred securities of subsidiary	(28)	—
Net change in note payable to affiliate	(119)	6
Other, net	—	(1)
Net cash flows from financing activities	(147)	(278)

Net change in cash and cash equivalents	(167)	271
Cash and cash equivalents at beginning of period	354	1
Cash and cash equivalents at end of period	$187	$272

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the Consolidated Financial Statements as of June 30, 2013, and for the three- and six-month periods ended June 30, 2013 and 2012. The results of operations for the three- and six-month periods ended June 30, 2013, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in MidAmerican Funding's Annual Report on Form 10-K for the year ended December 31, 2012, describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in MidAmerican Funding's assumptions regarding significant accounting estimates and policies during the six-month period ended June 30, 2013.

(2)	New Accounting Pronouncements

Refer to Note 2 of MidAmerican Energy's Notes to Financial Statements.

(3)	Components of Accumulated Other Comprehensive Loss, Net

Refer to Note 3 of MidAmerican Energy's Notes to Financial Statements.

(4)    Noncontrolling Interests

Refer to Note 4 of MidAmerican Energy's Notes to Financial Statements. Preferred securities of subsidiary comprised the total of noncontrolling interests on the Consolidated Balance Sheet as of December 31, 2012.

(5)	Recent Financing Transactions

Refer to Note 5 of MidAmerican Energy's Notes to Financial Statements.

(6)	Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax benefit is as follows:

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012

Federal statutory income tax rate	35%	35%	35%	35%
Income tax credits	(75)	(60)	(66)	(57)
State income tax, net of federal income tax benefit	(8)	(13)	(3)	(9)
Income tax method change	—	(36)	—	(16)
Effects of ratemaking	(20)	(4)	(4)	(3)
Other, net	(1)	5	1	2
Effective income tax rate	(69)%	(73)%	(37)%	(48)%

Income tax credits relate primarily to production tax credits earned by MidAmerican Energy's wind-powered generating facilities. Federal renewable electricity production tax credits are earned as energy from qualifying wind-powered generating facilities is produced and sold and are based on a per-kilowatt hour rate pursuant to the applicable federal income tax law. Wind-powered generating facilities are eligible for the credits for 10 years from the date the qualifying generating facilities were placed in service.

MidAmerican Energy's earnings for the three- and six-month periods ended June 30, 2012, reflect $16 million of federal income tax benefits recognized in connection with an income tax method change for income tax years prior to 2012. MidAmerican Energy changed the method by which it determines current income tax deductions for repair costs related to its regulated utility electric transmission and distribution assets based on guidance published by the Internal Revenue Service. Application of this guidance results in current deductibility for those costs, which are capitalized for book purposes. MidAmerican Energy retroactively applied the method change, deducted amounts related to prior years' costs on its 2011 tax return and recognized the change in the second quarter of 2012. State utility rate regulation in Iowa requires the tax effect of certain temporary differences be flowed through immediately to customers. Therefore, certain deferred amounts that would otherwise have been recognized in income tax expense have been included as changes in regulatory assets.

Berkshire Hathaway includes MEHC and subsidiaries in its United States federal income tax return. Consistent with established regulatory practice, MidAmerican Funding's and MidAmerican Energy's provisions for income taxes have been computed on a stand-alone basis, and substantially all of their currently payable or receivable income taxes are remitted to or received from MEHC. MidAmerican Funding made net cash payments for income taxes to MEHC totaling $86 million for the six-month period ended June 30, 2013, and received net cash receipts for income taxes totaling $498 million for the six-month period ended June 30, 2012.

(7)	Employee Benefit Plans

Refer to Note 7 of MidAmerican Energy's Notes to Financial Statements.

(8)	Risk Management and Hedging Activities

Refer to Note 8 of MidAmerican Energy's Notes to Financial Statements.

(9)	Fair Value Measurements

Refer to Note 9 of MidAmerican Energy's Notes to Financial Statements. MidAmerican Funding's long-term debt is carried at cost on the Consolidated Financial Statements. The fair value of MidAmerican Funding's long-term debt is a Level 2 fair value measurement and has been estimated based upon quoted market prices, where available, or at the present value of future cash flows discounted at rates consistent with comparable maturities with similar credit risks. The carrying value of MidAmerican Funding's variable-rate long-term debt approximates fair value because of the frequent repricing of these instruments at market rates. The following table presents the carrying value and estimated fair value of MidAmerican Funding's long-term debt (in millions):

	As of June 30, 2013		As of December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$3,592	$4,012	$3,584	$4,186

(10)	Commitments and Contingencies

MidAmerican Funding is party to a variety of legal actions arising out of the normal course of business. Plaintiffs occasionally seek punitive or exemplary damages. MidAmerican Funding does not believe that such normal and routine litigation will have a material impact on its consolidated financial results.

Refer to Note 10 of MidAmerican Energy's Notes to Financial Statements.

(11)	Segment Information

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

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
Operating revenue:
Regulated electric	$411	$404	$826	$784
Regulated gas	142	91	457	354
Nonregulated energy	204	214	394	445
Other	2	—	3	—
Total operating revenue	$759	$709	$1,680	$1,583

Depreciation and amortization:
Regulated electric	$95	$91	$193	$175
Regulated gas	9	9	18	18
Total depreciation and amortization	$104	$100	$211	$193

Operating income:
Regulated electric	$31	$66	$81	$114
Regulated gas	4	1	49	31
Nonregulated energy	8	14	19	28
Other	—	—	—	(1)
Total operating income	$43	$81	$149	$172

	As of
	June 30, 2013	December 31, 2012
Total assets(1):
Regulated electric	$11,103	$11,089
Regulated gas	1,131	1,280
Nonregulated energy	127	132
Other	26	29
Total assets	$12,387	$12,530

(1)	Total assets by reportable segment reflect the assignment of goodwill to applicable reporting units.

(12)	Other Related Party Transactions

Refer to Note 12 of MidAmerican Energy's Notes to Financial Statements.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

MidAmerican Funding is an Iowa limited liability company whose sole member is MEHC. MidAmerican Funding owns all of the outstanding common stock of MHC Inc., which owns all of the common stock of MidAmerican Energy, Midwest Capital Group, Inc. and MEC Construction Services Co. MidAmerican Energy is a public utility company headquartered in Des Moines, Iowa, and incorporated in the state of Iowa. MHC Inc., MidAmerican Funding and MEHC are also headquartered in Des Moines, Iowa.

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

Results of Operations for the Second Quarter and First Six Months of 2013 and 2012

Overview

MidAmerican Energy -

MidAmerican Energy's earnings on common stock for the second quarter of 2013 was $23 million, a decrease of $57 million, or 71%, compared to 2012 primarily due to $16 million of federal income tax benefits recognized in 2012 related to an income tax method change, a $17 million decrease in recognized production tax credits, a $12 million decrease in regulated electric wholesale gross margin due to higher costs for purchased power, a $6 million decrease in nonregulated electric gross margin and an $18 million increase in maintenance expense principally for a generating facility outage and storm restoration. The decreases were partially offset by an $8 million increase in regulated gas gross margins primarily due to abnormally warm spring temperatures in 2012 and a $6 million increase in regulated electric retail gross margins primarily from adjustment clauses in Iowa and Illinois.

MidAmerican Energy's earnings on common stock for the first six months of 2013 was $126 million, a decrease of $28 million, or 18%, compared to 2012 due to $16 million of federal income tax benefits recognized in the second quarter of 2012 related to an income tax method change, a $21 million decrease in regulated electric wholesale gross margin due to higher costs for purchased power, a $9 million decrease in nonregulated electric gross margin, an $18 million increase in depreciation expense primarily as a result of additional wind-powered generating facilities placed in service in the second half of 2012, and a $17 million increase in maintenance expense principally for a generating facility outage and storm restoration. The decreases were partially offset by a $35 million increase in regulated electric retail gross margins from adjustment clauses in Iowa and Illinois and higher electric retail sales volumes due to colder temperatures in 2013 primarily from the unusually warm temperatures in 2012, which also contributed to higher gas retail sales volumes resulting in a $22 million increase in regulated gas gross margins.

MidAmerican Funding -

Net income attributable to MidAmerican Funding for the second quarter of 2013 was $21 million, a decrease of $56 million, or 73%, and for the first six months of 2013 was $121 million, a decrease of $27 million, or 18%, compared to 2012 due to the decreases in MidAmerican Energy's earnings discussed above.

Regulated Electric Gross Margin

	Second Quarter				First Six Months
	2013	2012	Change		2013	2012	Change
Gross margin (in millions):
Operating revenue	$411	$404	$7	2%	$826	$784	$42	5%
Cost of fuel, energy and capacity	114	101	13	13	237	209	28	13
Gross margin	$297	$303	$(6)	(2)	$589	$575	$14	2

Sales (GWh):
Residential	1,371	1,383	(12)	(1)%	3,097	2,906	191	7%
Small general service	998	1,017	(19)	(2)	2,032	2,009	23	1
Large general service	2,549	2,505	44	2	4,866	4,802	64	1
Other	389	392	(3)	(1)	787	782	5	1
Total retail	5,307	5,297	10	—	10,782	10,499	283	3
Wholesale	2,158	2,212	(54)	(2)	5,242	5,246	(4)	—
Total sales	7,465	7,509	(44)	(1)	16,024	15,745	279	2

Average number of retail customers (in thousands)	738	733	5	1%	738	733	5	1%

Average revenue per MWh:
Retail	$66.16	$64.60	$1.56	2%	$63.87	$61.66	$2.21	4%
Wholesale	$24.70	$25.04	$(0.34)	(1)%	$23.69	$23.74	$(0.05)	—%

Heating degree days	733	400	333	83%	4,056	2,846	1,210	43%
Cooling degree days	306	432	(126)	(29)%	306	462	(156)	(34)%

Sources of energy (GWh)(1):
Coal	3,887	4,164	(277)	(7)%	8,524	8,991	(467)	(5)%
Nuclear	970	895	75	8	1,848	1,844	4	—
Natural gas	5	158	(153)	(97)	10	155	(145)	(94)
Wind and other(2)	1,890	1,649	241	15	4,109	3,438	671	20
Total energy generated	6,752	6,866	(114)	(2)	14,491	14,428	63	—
Energy purchased	820	884	(64)	(7)	1,818	1,728	90	5
Total	7,572	7,750	(178)	(2)	16,309	16,156	153	1

(1)	GWh amounts are net of energy used by the related generating facilities.

(2)
All or some of the renewable energy attributes associated with generation from these generating facilities may be: (a) used in future years to comply with renewable portfolio standards or other regulatory requirements or (b) sold to third parties in the form of renewable energy credits or other environmental commodities.

Electric gross margin for the second quarter of 2013 decreased $6 million compared to 2012. Retail gross margin increased $6 million compared to 2012 due to an increase of $8 million from adjustment clauses in Iowa and Illinois, partially offset by an increase in generation costs as a result of new coal transportation agreements effective in 2013 and higher transportation capacity charges for natural gas reduced by an increase in low-cost generation for retail. Retail sales volumes were relatively flat as an increase from customer growth was offset by a decrease due to the abnormally warm spring temperatures in 2012. Wholesale gross margin decreased $12 million compared to 2012 due to a lower average margin per megawatt hour sold primarily as a result of higher costs for purchased power. Wholesale includes sales of electricity principally to markets operated by regional transmission organizations.

Electric gross margin for the first six months of 2013 increased $14 million compared to 2012. Retail gross margin increased $35 million compared to 2012 due to an increase of $27 million from adjustment clauses implemented in Iowa and Illinois in the first half of 2012, a $7 million increase from higher sales volumes in 2013 primarily due to the unseasonably warm temperatures in the first quarter of 2012, customer growth and other usage factors, and a $3 million increase from recoveries through bill riders predominately for DSM program costs, partially offset by higher generation costs. The increase in generation costs for retail was due to new coal transportation agreements effective in 2013 and higher transportation capacity charges for natural gas reduced by an increase in low-cost generation for retail. Wholesale gross margin decreased $21 million compared to 2012 due to a lower average margin per megawatt hour sold as a result of higher costs for purchased power and an increase in generation costs primarily from new coal transportation agreements and higher transportation capacity charges for natural gas.

Regulated Gas Gross Margin

	Second Quarter				First Six Months
	2013	2012	Change		2013	2012	Change
Gross margin (in millions):
Operating revenue	$142	$91	$51	56%	$457	$354	$103	29%
Cost of gas sold	88	45	43	96	312	231	81	35
Gross margin	$54	$46	$8	17	$145	$123	$22	18

Natural gas throughput (000's Dth):
Residential	7,478	4,597	2,881	63%	32,062	23,117	8,945	39%
Small general service	3,798	2,578	1,220	47	15,773	11,632	4,141	36
Large general service	1,014	919	95	10	2,378	2,136	242	11
Other	11	4	7	*	33	23	10	43
Total retail sales	12,301	8,098	4,203	52	50,246	36,908	13,338	36
Wholesale sales	6,494	7,121	(627)	(9)	14,099	19,478	(5,379)	(28)
Total sales	18,795	15,219	3,576	23	64,345	56,386	7,959	14
Gas transportation service	17,260	16,798	462	3	39,248	37,536	1,712	5
Total gas throughput	36,055	32,017	4,038	13	103,593	93,922	9,671	10

Average number of retail customers (in thousands)	716	710	6	1%	717	712	5	1%
Average revenue per retail Dth sold	$8.81	$8.42	$0.39	5%	$7.69	$7.94	$(0.25)	(3)%
Average cost of natural gas per retail Dth sold	$5.02	$3.55	$1.47	41%	$5.14	$5.01	$0.13	3%

Heating degree days	785	437	348	80%	4,227	2,976	1,251	42%

*	Not meaningful.

Regulated gas revenue includes purchased gas adjustment clauses through which MidAmerican Energy is allowed to recover the cost of gas sold from its retail gas utility customers. Consequently, fluctuations in the cost of gas sold do not directly affect gross margin or net income because regulated gas revenue reflects comparable fluctuations through the purchased gas adjustment clauses. For the second quarter of 2013, MidAmerican Energy's combined retail and wholesale average per-unit cost of gas sold increased 58%, resulting in an increase of $30 million in gas revenue and cost of gas sold compared to 2012. Additionally, the increase in sales volumes compared to the second quarter of 2012, primarily due to abnormally warm spring temperatures in 2012, increased revenue and cost of gas sold for the second quarter of 2013. For the first six months of 2013, MidAmerican Energy's combined retail and wholesale average per-unit cost of gas sold increased 18%, resulting in an increase of $48 million in gas revenue and cost of gas sold compared to 2012. Additionally, the increase in sales volumes compared to the first six months of 2012, primarily from the unseasonably warm winter and spring temperatures in 2012, increased revenue and cost of gas sold for the first six months of 2013. The improvement in gas gross margin for the second quarter and first six months of 2013 was due to the increase in retail sales volumes primarily as a result of the unusual temperatures in 2012.

Regulated Operating Costs and Expenses

Other operating expenses for the second quarter of 2013 totaled $111 million, an increase of $11 million compared to 2012, and for the first six months of 2013, totaled $217 million, an increase of $15 million compared to 2012. The increases were primarily due to higher DSM program costs, which are matched by increases in regulated electric and gas revenue, general increases in and the timing of various operating costs and the write-off of Iowa carbon reduction study costs.

Maintenance expense for the second quarter of 2013 totaled $70 million, an increase of $18 million compared to 2012, and for the first six months of 2013, totaled $115 million, an increase of $17 million compared to 2012. The increases were primarily due to higher maintenance costs of $12 million related to an expanded scope of work for the Louisa Generating Station outage and higher storm restoration costs of $4 million.

Depreciation and amortization expense for the second quarter of 2013 totaled $104 million, an increase of $4 million compared to 2012, and for the first six months of 2013, totaled $211 million, an increase of $18 million compared to 2012, primarily due to additional wind-powered generating facilities placed in service in the second half of 2012, partially offset by a $5 million decrease in Iowa revenue sharing and a $2 million decrease in a regulatory expense related to nuclear decommissioning accruals.

Nonregulated Gross Margin

MidAmerican Energy -

	Second Quarter				First Six Months
	2013	2012	Change		2013	2012	Change
Gross margin (in millions):
Nonregulated operating revenue	$204	$214	$(10)	(5)%	$394	$445	$(51)	(11)%
Nonregulated cost of sales	190	193	(3)	(2)	364	405	(41)	(10)
Nonregulated gross margin	$14	$21	$(7)	(33)	$30	$40	$(10)	(25)

Nonregulated electric sales (GWh)	2,344	2,629	(285)	(11)%	4,514	5,096	(582)	(11)%

Nonregulated gas sales (000's Dth)	8,725	8,073	652	8%	19,310	18,339	971	5%

For the second quarter and first six months of 2013 compared to 2012, lower volumes, prices and costs for electric sales, partially offset by higher prices, costs and volumes for gas sales resulted in decreases to nonregulated operating revenue and cost of sales. Nonregulated gross margin decreased compared to the second quarter and first six months of 2012 due to lower average electric margins per unit and lower electric sales.

Non-Operating Income

MidAmerican Energy -

Allowance for equity funds for the second quarter and first six months of 2013 increased $1 million and $3 million, respectively, compared to 2012 due to higher construction work-in-progress balances primarily related to emissions control equipment at two of MidAmerican Energy's jointly owned generating facilities.

Fixed Charges

MidAmerican Energy -

Interest on long-term debt decreased $1 million and $3 million for the second quarter and first six months of 2013, respectively, as a result of MidAmerican Energy's redemption of $275 million of its 5.125% senior notes in June 2012, partially offset by an increase from interest expense on the larger balance of deferred payments for construction of wind-powered generating facilities.

Income Tax Benefit

MidAmerican Energy -

MidAmerican Energy's income tax benefit was $7 million for the second quarter of 2013, a decrease of $25 million compared to $32 million for 2012, with an effective tax rate of (41)% for 2013 and (65)% for 2012. MidAmerican Energy's income tax benefit was $30 million for the first six months of 2013, a decrease of $14 million compared to $44 million for 2012, with an effective tax rate of (31)% for 2013 and (40)% for 2012.

The change in the effective tax rates was primarily due to benefits recognized in the second quarter of 2012 related to a method change for deduction of repair costs, as discussed below, and a decrease in recognized production tax credits for the second quarter of 2013 compared to the second quarter of 2012 as a result of lower pre-tax income.

MidAmerican Energy's earnings for the second quarter and first six months of 2012, reflect $16 million of federal income tax benefits for income tax years prior to 2012 that were recognized in connection with MidAmerican Energy changing the method by which it determines current income tax deductions for repair costs related to its regulated utility electric transmission and distribution assets based on guidance published by the Internal Revenue Service. Application of this guidance results in current deductibility for those costs, which are capitalized for book purposes. MidAmerican Energy retroactively applied the method change, deducted amounts related to prior years' costs on its 2011 tax return and recognized the change in the second quarter of 2012. State utility rate regulation in Iowa requires the tax effect of certain temporary differences be flowed through immediately to customers. Therefore, certain deferred amounts that would otherwise have been recognized in income tax expense have been included as changes in regulatory assets.

Production tax credits are recognized in earnings for interim periods based on the application of an estimated annual effective tax rate to pretax earnings. Federal renewable electricity production tax credits are earned as energy from qualifying wind-powered generating facilities is produced and sold and are based on a per-kilowatt hour rate pursuant to the applicable federal income tax law. Wind-powered generating facilities are eligible for the credits for 10 years from the date the qualifying generating facilities were placed in service. Production tax credits recognized in the second quarter of 2013 were $10 million, or $17 million lower than the second quarter of 2012, while production tax credits earned in the second quarter of 2013 were $43 million, or $7 million higher than the second quarter of 2012. Production tax credits recognized in the first six months of 2013 were $59 million, or $2 million higher than the first six months of 2012, while production tax credits earned in the first six months of 2013 were $95 million, or $19 million higher than the first six months of 2012 primarily due to wind-powered generation placed in service in late 2012. The difference between production tax credits recognized and earned of $36 million as of June 30, 2013 will be recorded in earnings over the remainder of 2013.

MidAmerican Funding -

MidAmerican Funding's income tax benefit was $9 million for the second quarter of 2013, a decrease of $24 million compared to $33 million for 2012, with an effective tax rate of (69)% for 2013 and (73)% for 2012. MidAmerican Funding's income tax benefit was $33 million for the first six months of 2013, a decrease of $15 million compared to $48 million for 2012, with an effective tax rate of (37)% for 2013 and (48)% for 2012. The decrease in effective tax rates was due principally to the factors discussed for MidAmerican Energy.

Liquidity and Capital Resources

As of June 30, 2013, MidAmerican Energy's total net liquidity was $596 million consisting of $186 million of cash and cash equivalents and $605 million of revolving credit facilities reduced by $195 million of the revolving credit facilities reserved to support MidAmerican Energy's variable-rate tax-exempt bond obligations. As of June 30, 2013, MidAmerican Funding's total net liquidity was $601 million, including $1 million of additional cash and cash equivalents and MHC Inc.'s $4 million revolving credit facility.

Operating Activities

MidAmerican Energy's net cash flows from operating activities for the six-month periods ended June 30, 2013 and 2012, were $302 million and $815 million, respectively. MidAmerican Funding's net cash flows from operating activities for the six-month periods ended June 30, 2013 and 2012, were $296 million and $810 million, respectively. The decreases were predominantly due to the timing of income tax cash flows with MEHC, partially offset by higher regulated electric and gas margins.

Investing Activities

MidAmerican Energy's net cash flows from investing activities for the six-month periods ended June 30, 2013 and 2012, were $(317) million and $(261) million, respectively. MidAmerican Funding's net cash flows from investing activities for the six-month periods ended June 30, 2013 and 2012, were $(316) million and $(261) million, respectively. Net cash flows from investing activities consist almost entirely of utility construction expenditures, which increased for 2013 principally due to expenditures for the construction of emissions control equipment at two of MidAmerican Energy's jointly owned generating facilities and the payment of payables related to 2012 construction expenditures. Purchases and proceeds related to available-for-sale securities consist of activity within the Quad Cities Generating Station nuclear decommissioning trust.

Financing Activities

MidAmerican Energy's net cash flows from financing activities for the six-month periods ended June 30, 2013 and 2012 were $(153) million and $(284) million, respectively. MidAmerican Funding's net cash flows from financing activities for the six-month periods ended June 30, 2013 and 2012, were $(147) million and $(278) million, respectively. In January 2013, MidAmerican Energy paid common dividends of $125 million to MHC Inc. and, in April 2013, paid $28 million for the redemption of all outstanding shares of its preferred securities. In June 2012, MidAmerican Energy redeemed $275 million of its 5.125% senior notes due January 2013. MidAmerican Funding paid $119 million in 2013 and received $6 million in 2012 through its note payable with MEHC.

Debt Authorizations and Related Matters

MidAmerican Energy has authority from the FERC to issue through October 30, 2014, commercial paper and bank notes aggregating $600 million at interest rates not to exceed the applicable London Interbank Offered Rate ("LIBOR") plus a spread of 400 basis points. MidAmerican Energy has a $600 million unsecured revolving credit facility expiring in March 2018. MidAmerican Energy may request that the banks extend the credit facility up to two years. The credit facility, which supports MidAmerican Energy's commercial paper program and its variable-rate tax-exempt bond obligations and provides for the issuance of letters of credit, has a variable interest rate based on LIBOR or a base rate, at MidAmerican Energy's option, plus a spread that varies based on MidAmerican Energy's credit ratings for its senior unsecured long-term debt securities. Additionally, MidAmerican Energy has a $5 million unsecured credit facility for general corporate purposes.

MidAmerican Energy currently has an effective registration statement with the United States Securities and Exchange Commission to issue up to $1.5 billion of long-term unsecured securities. Additionally, MidAmerican Energy has received authorization from the FERC effective August 17, 2013, to issue through August 16, 2015, long-term securities totaling up to $1.25 billion at interest rates not to exceed the applicable United States Treasury rate plus a spread of 200 basis points. Regarding multiple-year capital projects, MidAmerican Energy has authorizations from the ICC, expiring December 19, 2015, to issue up to an aggregate of $1.5 billion of long-term debt securities.

In conjunction with the March 1999 merger, MidAmerican Energy committed to the IUB to use commercially reasonable efforts to maintain an investment grade rating on its long-term debt and to maintain its common equity level above 42% of total capitalization unless circumstances beyond its control result in the common equity level decreasing to below 39% of total capitalization. MidAmerican Energy must seek the approval of the IUB of a reasonable utility capital structure if MidAmerican Energy's common equity level decreases below 42% of total capitalization, unless the decrease is beyond the control of MidAmerican Energy. MidAmerican Energy is also required to seek the approval of the IUB if MidAmerican Energy's equity level decreases to below 39%, even if the decrease is due to circumstances beyond the control of MidAmerican Energy. If MidAmerican Energy's common equity level were to drop below the required thresholds, MidAmerican Energy's ability to issue debt could be restricted. As of June 30, 2013, MidAmerican Energy's common equity ratio was 53% computed on a basis consistent with its commitment.

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

Utility Construction Expenditures

MidAmerican Energy's primary need for capital is utility construction expenditures. Capital expenditure needs are reviewed regularly by management and may change significantly as a result of these reviews, which may consider, among other factors, changes in environmental and other rules and regulations; impacts to customers' rates; outcomes of regulatory proceedings; changes in income tax laws; general business conditions; load projections; system reliability standards; the cost and efficiency of construction labor, equipment and materials; commodity prices; and the cost and availability of capital. Prudently incurred expenditures for compliance-related items such as pollution-control technologies, replacement generation[, nuclear decommissioning] and associated operating costs are generally incorporated into MidAmerican Energy's regulated retail rates.

MidAmerican Energy's forecasted utility construction expenditures, which exclude amounts for non-cash equity AFUDC and other non-cash items, are approximately $1.1 billion for 2013 and include:

•	$356 million for the construction of 1,050 MW (nominal ratings) of wind-powered generating facilities expected to be placed in service in 2013, 2014 and 2015. Refer to additional discussion below.

•
$203 million for emissions control equipment, primarily at George Neal Energy Center Units 3 and 4 and Ottumwa Generating Station to meet air quality targets, including the reduction of sulfur dioxide, nitrogen oxides and particulate matter emissions.

•
$60 million for transmission system investments, including $22 million for Multi-Value Projects ("MVPs) approved by the Midcontinent Independent System Operator, Inc. ("MISO") for the construction of 245 miles of 345 kV transmission line located in Iowa and Illinois. In July 2013, MidAmerican Energy entered into a contract totaling $342 million related to its MVPs approved by MISO with minimum payments of $17 million in 2013, $140 million in 2014, $149 million in 2015 and $36 million in 2016.

•	$19 million for other generation development projects.

•	Remaining amounts are for ongoing investments in distribution, generation and other infrastructure needed to serve existing and expected demand.

In May 2013, MidAmerican Energy filed with the IUB an application for ratemaking principles, and, in July 2013, filed with the IUB a settlement agreement between MidAmerican Energy and the Iowa Office of Consumer Advocate for ratemaking principles, related to the construction of up to 1,050 MW (nominal ratings) of additional wind-powered generating facilities. The settlement agreement, which is subject to IUB approval, establishes a cost cap of $1.9 billion, including AFUDC, for the construction of 1,050 MW (nominal ratings) of wind-powered generating facilities and provides for a fixed rate of return on equity of 11.625% over the proposed 30-year useful lives of those facilities in any future Iowa rate proceeding. The cost cap ensures that as long as total costs are below the cap, the investment will be deemed prudent in any future Iowa rate proceeding. Until such time as these generation assets are reflected in rates, and ceasing thereafter, MidAmerican Energy proposes reductions in the energy adjustment clause recoveries proposed in its current Iowa electric rate request of $3 million in 2015, $7 million in 2016 and $10 million for each calendar year thereafter, conditioned upon MidAmerican Energy having completed at least 350 MW (nominal ratings) of wind-powered generating facilities pursuant to the settlement agreement. MidAmerican Energy has requested IUB approval in the third quarter of 2013. In July 2013, MidAmerican Energy entered into contracts totaling $1.1 billion related to these projects. Minimum payments are expected to be $199 million in 2013, $431 million in 2014 and $490 million in 2015. In order to qualify for federal production tax credits, construction of the facilities must begin by December 31, 2013.

Contractual Obligations

As of June 30, 2013, there have been no material changes outside the normal course of business in MidAmerican Energy's and MidAmerican Funding's contractual obligations from the information provided in Item 7 of their Annual Report on Form 10‑K for the year ended December 31, 2012, other than the 2013 capital expenditures matters previously discussed.

Regulatory Matters

In May 2013, MidAmerican Energy filed a request with the IUB for an increase in Iowa retail electric rates. MidAmerican Energy expects to begin collecting interim rates in the third quarter of 2013. The interim rates would be collected subject to refund pending a final decision by the IUB on MidAmerican Energy's requested rate increase. If approved, the proposed rate increase would be phased in over approximately three years and would result in equal annualized increases in revenues, above current rates, of $45 million, or 3.6%, effective with the start of interim rates and again on January 1, 2015 and 2016, for a total annualized increase of $135 million when fully implemented. In addition to the request for an increase in base rates, the filing contains a request for the creation of two new adjustment clauses to be effective with the implementation of final approved rates. One clause would be for the recovery of changes in certain energy production related costs such as fuel, fuel transportation and the impacts of the production tax credit. The second clause would be for recovery of certain electric transmission charges. The filing also proposes a revenue sharing mechanism similar to that in place at MidAmerican Energy for a number of years that shares with customers revenues related to equity returns above 11.5%. A final decision by the IUB on MidAmerican Energy's request is expected by the end of the first quarter of 2014.

Since 2010, MidAmerican Energy has been investigating the possible development of a nuclear generation facility. MidAmerican Energy has completed its investigation and concluded that it is currently premature to pursue any additional site work on a nuclear facility. MidAmerican Energy submitted its assessment to the IUB in June 2013. In support of such an investigation, Iowa law provided for recovery of the cost of this effort from MidAmerican Energy's Iowa customers over three years beginning in October 2010, subject to the review of the IUB.

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

In anticipation of the April 16, 2015, Mercury and Air Toxics Standards ("MATS") compliance deadline, MidAmerican Energy evaluated each of its coal-fueled units for compliance with the MATS emission limits. Due to the MATS compliance costs, MidAmerican Energy plans to retire four coal-fueled units by March 31, 2015. These units include Walter Scott, Jr. Energy Center Units 1 and 2 and George Neal Energy Center Units 1 and 2. A fifth unit, Riverside Generating Station, will be limited to natural gas combustion by March 31, 2015. The units being retired produced 2.2 million MWh of electricity, or 7% of MidAmerican Energy's owned generation production, during 2012. These planned retirements are independent of and precede the April 2016 deadline by which these five units had to stop burning solid fuel arising from the consent decree MidAmerican Energy previously agreed to with the Sierra Club.

National Ambient Air Quality Standards

In June 2010, the EPA finalized a new national ambient air quality standard for sulfur dioxide. Under the new rule, the existing 24-hour and annual standards for sulfur dioxide, which were 140 parts per billion measured over 24 hours and 30 parts per billion measured over an entire year, were replaced with a new one-hour standard of 75 parts per billion. The new rule utilizes a three-year average to determine attainment. The rule utilizes source modeling in addition to the installation of ambient monitors where sulfur dioxide emissions impact populated areas. Attainment designations were due by June 2012; however, due to the lack of sufficient information to make the designations, the EPA extended the deadline for area designations to June 2013. The EPA issued its final designations in July 2013 and determined that a portion of Muscatine County, Iowa was in nonattainment for the one-hour sulfur dioxide standard. MidAmerican Energy's Louisa coal-fueled generating facility is located just outside of Muscatine County, south of the violating monitor. In its final designation, the EPA indicated that it was not yet prepared to conclude that the emissions from the Louisa coal-fueled generating facility contribute to the monitored violation or to other possible violations and that in a subsequent round of designations the EPA will make decisions for areas and sources outside Muscatine County. MidAmerican Energy does not believe a subsequent nonattainment designation will have a material impact on the Louisa coal-fueled generating facility.

Climate Change

In April 2012, the EPA proposed New Source Performance Standards for GHG at new fossil-fueled generating facilities at an emissions rate of 1,000 pounds per MWh, which are expected to be finalized in 2013. The EPA is also under a consent decree to establish GHG emissions performance standards for existing and modified sources.

GHG New Source Performance Standards

Under the Clean Air Act, the EPA may establish emissions standards that reflect the degree of emissions reductions achievable through the best technology that has been demonstrated, taking into consideration the cost of achieving those reductions and any non-air quality health and environmental impact and energy requirements. The EPA entered into a settlement agreement with a number of parties, including certain state governments and environmental groups, in December 2010 to promulgate emissions standards covering GHG. In April 2012, the EPA proposed new source performance standards for new fossil-fueled generating facilities that would limit emissions of carbon dioxide to 1,000 pounds per MWh. The April 2012 proposal exempted simple cycle combustion turbines from meeting the GHG standards. In June 2013, the President announced a national climate change strategy and issued a presidential memorandum requiring the EPA to issue a re-proposed GHG new source performance standard for fossil-fueled generating facilities by September 2013. Any new fossil-fueled generating facilities constructed by MidAmerican Energy will be required to meet the final GHG new source performance standards. The presidential memorandum also requires the EPA to propose standards or guidelines for existing and modified fossil-fueled generating facilities by June 2014, to finalize those standards or guidelines by June 2015, and to require states to submit SIPs that comply with those standards or guidelines by June 2016. Until the standards or guidelines for existing, modified or reconstructed units are proposed and finalized, the impact on MidAmerican Energy's existing facilities cannot be determined.

GHG Litigation

In October 2009, the United States District Court for the Northern District of California ("Northern District of California") granted the defendants' motions to dismiss in the case of Native Village of Kivalina v. ExxonMobil Corporation, et al. The plaintiffs filed their complaint in February 2008, asserting claims against 24 defendants, including electric generating companies, oil companies and a coal company, for public nuisance under state and federal common law based on the defendants' GHG emissions. MEHC was a named defendant in the Kivalina case. The Northern District of California dismissed all of the plaintiffs' federal claims, holding that the court lacked subject matter jurisdiction to hear the claims under the political question doctrine, and that the plaintiffs lacked standing to bring their claims. The Northern District of California declined to hear the state law claims and the case was dismissed without prejudice to their future presentation in an appropriate state court. In November 2009, the plaintiffs appealed the case to the United States Ninth Circuit Court of Appeals ("Ninth Circuit"). In September 2012, the Ninth Circuit issued its opinion affirming the Northern District of California's dismissal of the plaintiffs' complaint. The Ninth Circuit held that the Clean Air Act displaced the plaintiffs' federal common law claims. In October 2012, the plaintiffs filed a petition for a full rehearing by the Ninth Circuit, which was denied by the Ninth Circuit in November 2012. In February 2013, the plaintiffs filed a petition with the United States Supreme Court to review the Ninth Circuit's decision. In May 2013, the United States Supreme Court denied the petition.

Collateral and Contingent Features

Debt and preferred securities of MidAmerican Energy are rated by credit rating agencies. Assigned credit ratings are based on each rating agency's assessment of MidAmerican Energy's ability to, in general, meet the obligations of its issued debt or preferred securities. The credit ratings are not a recommendation to buy, sell or hold securities, and there is no assurance that a particular credit rating will continue for any given period of time. As of June 30, 2013, MidAmerican Energy's credit ratings for its senior unsecured debt from the three recognized credit rating agencies were investment grade.

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

In accordance with industry practice, certain wholesale agreements, including derivative contracts, contain provisions that require MidAmerican Energy to maintain specific credit ratings on its unsecured debt from one or more of the three recognized credit rating agencies. These agreements may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance" in the event of a material adverse change in MidAmerican Energy's creditworthiness. These rights can vary by contract and by counterparty. If all credit-risk-related contingent features or adequate assurance provisions for these agreements had been triggered as of June 30, 2013, MidAmerican Energy would have been required to post $174 million of additional collateral. MidAmerican Energy's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors. Refer to Note 8 of Notes to Financial Statements in Item 1 of this Form 10-Q for a discussion of MidAmerican Energy's collateral requirements specific to its derivative contracts.

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

For quantitative and qualitative disclosures about market risk affecting MidAmerican Energy and MidAmerican Funding, see Item 7A of their Annual Report on Form 10-K for the year ended December 31, 2012. MidAmerican Energy's and MidAmerican Funding's exposure to market risk and their management of such risk has not changed materially since December 31, 2012. Refer to Note 8 of Notes to Financial Statements in Item 1 of this Form 10-Q for disclosure of MidAmerican Energy's derivative positions as of June 30, 2013.

Item 4.	Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, the Company (MidAmerican Energy or MidAmerican Funding, as applicable) carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, the Company's management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms, and is accumulated and communicated to management, including the Company's Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company's internal control over financial reporting during the quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

MIDAMERICAN FUNDING, LLC
MIDAMERICAN ENERGY COMPANY
(Registrants)

Date: August 2, 2013	/s/ Thomas B. Specketer
Thomas B. Specketer
Vice President and Controller
of MidAmerican Funding, LLC
and Vice President and Chief Financial Officer
of MidAmerican Energy Company
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

MidAmerican Energy

15	Awareness Letter of Independent Registered Public Accounting Firm.

31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
MidAmerican Funding

31.3	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.3	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
MidAmerican Energy and MidAmerican Funding

101
The following financial information from MidAmerican Energy's and MidAmerican Funding's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, is formatted in XBRL (eXtensible Business Reporting Language) and included herein: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged in summary and detail.