Form 10-Q
period 2013-09-30
MIDAMERICAN ENERGY CO; MIDAMERICAN FUNDING LLC
filed 2013-11-01
CIK 928576, 1098296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

or

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________to _________

Commission	Exact name of registrant as specified in its charter;	IRS Employer
File Number	State or other jurisdiction of incorporation or organization	Identification No.

333-90553	MIDAMERICAN FUNDING, LLC	47-0819200
(An Iowa Limited Liability Company)
666 Grand Avenue, Suite 500
Des Moines, Iowa 50309-2580

333-190862	MIDAMERICAN ENERGY COMPANY	42-1425214
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
Yes  ☐            No  ☒

All of the member's equity of MidAmerican Funding, LLC was held by its parent company, MidAmerican Energy Holdings Company as of October 31, 2013.

All common stock of MidAmerican Energy Company is held by its parent company, MHC Inc., which is a direct, wholly owned subsidiary of MidAmerican Funding, LLC. As of October 31, 2013, 70,980,203 shares of MidAmerican Energy Company common stock, without par value, were outstanding.

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

Forward-Looking Statements

This report contains statements that do not directly or exclusively relate to historical facts. These statements are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements can typically be identified by the use of forward-looking words, such as "will," "may," "could," "project," "believe," "anticipate," "expect," "estimate," "continue," "intend," "potential," "plan," "forecast" and similar terms. These statements are based upon MidAmerican Funding's and MidAmerican Energy's current intentions, assumptions, expectations and beliefs and are subject to risks, uncertainties and other important factors. Many of these factors are outside the control of MidAmerican Funding or MidAmerican Energy and could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include, among others:

•
general economic, political and business conditions, as well as changes in, and compliance with, laws and regulations, including reliability and safety standards, affecting MidAmerican Energy's operations or related industries;

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

•
changes in economic, industry, competition or weather conditions, as well as demographic trends, new technologies and various conservation, energy efficiency and distributed generation measures and programs, that could affect customer growth and usage, electricity and natural gas supply or MidAmerican Energy's ability to obtain long-term contracts with customers and suppliers;

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

•
other risks or unforeseen events, including the effects of storms, floods, fires, explosions, litigation, wars, terrorism, embargoes and other catastrophic events, including catastrophic events triggered by a breakdown or failure of MidAmerican Energy's operating assets; and

•
other business or investment considerations that may be disclosed from time to time in MidAmerican Funding's or MidAmerican Energy's filings with the United States Securities and Exchange Commission or in other publicly disseminated written documents.

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
Des Moines, Iowa

We have reviewed the accompanying balance sheet of MidAmerican Energy Company (the "Company") as of September 30, 2013, and the related statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2013 and 2012, and of changes in equity and cash flows for the nine-month periods ended September 30, 2013 and 2012. These interim financial statements are the responsibility of the Company's management.

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

/s/ Deloitte & Touche LLP

Des Moines, Iowa
November 1, 2013

MIDAMERICAN ENERGY COMPANY
BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	September 30, 2013	December 31, 2012
ASSETS
Utility plant, net:
Electric	$11,671	$11,416
Gas	1,341	1,301
Gross utility plant in service	13,012	12,717
Accumulated depreciation and amortization	(4,665)	(4,413)
Utility plant in service, net	8,347	8,304
Construction work in progress	613	318
Total utility plant, net	8,960	8,622
Current assets:
Cash and cash equivalents	1,142	354
Receivables, net	373	416
Inventories	246	240
Other	63	56
Total current assets	1,824	1,066
Other assets:
Regulatory assets	841	876
Investments and nonregulated property, net	570	535
Other	124	133
Total other assets	1,535	1,544
Total assets	$12,319	$11,232
CAPITALIZATION AND LIABILITIES
Capitalization:
MidAmerican Energy common shareholder's equity	$3,758	$3,608
Preferred securities	—	27
Long-term debt, excluding current portion	3,549	2,590
Total capitalization	7,307	6,225
Current liabilities:
Current portion of long-term debt	669	669
Accounts payable	313	386
Taxes accrued	112	224
Interest accrued	30	27
Other	120	120
Total current liabilities	1,244	1,426
Other liabilities:
Deferred income taxes	2,244	2,164
Asset retirement obligations	421	318
Regulatory liabilities	788	750
Other	315	349
Total other liabilities	3,768	3,581
Total capitalization and liabilities	$12,319	$11,232

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
Operating revenue:
Regulated electric	$512	$511	$1,338	$1,295
Regulated gas	98	87	555	441
Nonregulated	216	227	610	672
Total operating revenue	826	825	2,503	2,408

Operating costs and expenses:
Regulated:
Cost of fuel, energy and capacity	145	136	382	345
Cost of gas sold	55	44	367	275
Other operating expenses	103	107	320	309
Maintenance	57	52	172	150
Depreciation and amortization	97	106	308	299
Property and other taxes	29	27	89	86
Total regulated operating costs and expenses	486	472	1,638	1,464
Nonregulated:
Cost of sales	203	207	567	612
Other	7	7	19	20
Total nonregulated operating costs and expenses	210	214	586	632
Total operating costs and expenses	696	686	2,224	2,096

Operating income	130	139	279	312

Non-operating income:
Interest income	—	—	1	1
Allowance for equity funds	4	5	12	10
Other, net	3	3	10	7
Total non-operating income	7	8	23	18

Fixed charges:
Interest on long-term debt	36	34	106	107
Other interest expense	—	—	1	1
Allowance for borrowed funds	(1)	(2)	(4)	(4)
Total fixed charges	35	32	103	104

Income before income tax benefit	102	115	199	226
Income tax benefit	(43)	(25)	(73)	(69)

Net income	145	140	272	295
Preferred dividends	—	—	1	1

Earnings on common stock	$145	$140	$271	$294

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in millions)

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012

Net income	$145	$140	$272	$295

Other comprehensive income, net of tax:
Unrealized gains on available-for-sale securities, net of tax of $-, $-, $1 and $1	1	1	1	1
Unrealized (losses) gains on cash flow hedges, net of tax of $-, $10, $3 and $4	(1)	14	3	7
Total other comprehensive income, net of tax	—	15	4	8

Comprehensive income	$145	$155	$276	$303

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF CHANGES IN EQUITY (Unaudited)
(Amounts in millions)

	MidAmerican Energy Shareholders' Equity
	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss, Net	Preferred Securities	Noncontrolling Interests	Total Equity

Balance, December 31, 2011	$562	$2,716	$(34)	$27	$1	$3,272
Net income	—	295	—	—	—	295
Other comprehensive income	—	—	8	—	—	8
Preferred dividends	—	(1)	—	—	—	(1)
Balance, September 30, 2012	$562	$3,010	$(26)	$27	$1	$3,574

Balance, December 31, 2012	$562	$3,070	$(24)	$27	$—	$3,635
Net income	—	272	—	—	—	272
Other comprehensive income	—	—	4	—	—	4
Redemption of preferred securities	(1)	—	—	(27)	—	(28)
Common dividends	—	(125)	—	—	—	(125)
Balance, September 30, 2013	$561	$3,217	$(20)	$—	$—	$3,758

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Nine-Month Periods
	Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$272	$295
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	308	299
Deferred income taxes and amortization of investment tax credits	42	90
Changes in other assets and liabilities	42	35
Other, net	(3)	(9)
Changes in other operating assets and liabilities:
Receivables, net	30	44
Inventories	(6)	(36)
Derivative collateral, net	6	9
Pension and other postretirement benefit plans	6	(54)
Accounts payable	(7)	2
Taxes accrued	(117)	416
Other current assets and liabilities	16	13
Net cash flows from operating activities	589	1,104

Cash flows from investing activities:
Utility construction expenditures	(598)	(445)
Purchases of available-for-sale securities	(80)	(46)
Proceeds from sales of available-for-sale securities	70	32
Other, net	20	13
Net cash flows from investing activities	(588)	(446)

Cash flows from financing activities:
Dividends	(125)	(1)
Proceeds from long-term debt	947	—
Repayments of long-term debt	—	(283)
Redemption of preferred securities	(28)	—
Other, net	(7)	—
Net cash flows from financing activities	787	(284)

Net change in cash and cash equivalents	788	374
Cash and cash equivalents at beginning of period	354	1
Cash and cash equivalents at end of period	$1,142	$375

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

The unaudited Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the Financial Statements as of September 30, 2013, and for the three- and nine-month periods ended September 30, 2013 and 2012. The results of operations for the three- and nine-month periods ended September 30, 2013, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Financial Statements. Note 2 of Notes to Financial Statements included in MidAmerican Energy's Annual Report on Form 10-K for the year ended December 31, 2012, describes the most significant accounting policies used in the preparation of the unaudited Financial Statements. There have been no significant changes in MidAmerican Energy's assumptions regarding significant accounting estimates and policies during the nine-month period ended September 30, 2013, other than the following change in depreciation rates.

Utility Plant Depreciation Rates

During the third quarter of 2013, MidAmerican Energy revised depreciation rates for certain electric generating facilities based on the results of a new depreciation study. The new rates reflect longer estimated useful lives for wind-powered generating facilities placed in service in 2011 and 2012 and a lower accrual rate for the cost of removal regulatory liability related to coal-fueled generating facilities. The effect of these changes reduced depreciation and amortization expense by $8 million for the three- and nine-month periods ended September 30, 2013, and is estimated to be a reduction of $49 million annually based on depreciable plant balances at the time of the change.

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

(3)	Components of Accumulated Other Comprehensive Loss, Net

The following table shows the change in AOCI by each component of other comprehensive income, net of applicable income taxes, for the nine-month period ended September 30, 2013 (in millions):

	Unrealized	Unrealized	Accumulated
	Losses on	Losses on	Other
	Available-For-Sale	Cash Flow	Comprehensive
	Securities	Hedges	Loss, Net

Balance, December 31, 2012	$(5)	$(19)	$(24)
Other comprehensive income	1	3	4
Balance, September 30, 2013	$(4)	$(16)	$(20)

Reclassifications from AOCI to net income for the three-month periods ended September 30, 2013 and 2012, were net losses reflected in nonregulated cost of sales totaling $1 million and $4 million, respectively, and for the nine-month periods ended September 30, 2013 and 2012, were net losses reflected in nonregulated cost of sales totaling $7 million and $31 million, respectively.

(4)	Preferred Securities

In April 2013, MidAmerican Energy redeemed all of the outstanding shares of its preferred securities at the stated redemption prices, which in aggregate totaled $28 million, plus accrued dividends.

(5)	Recent Financing Transactions

Long-Term Debt

In September 2013, MidAmerican Energy issued $350 million of its 2.40% First Mortgage Bonds due March 2019, $250 million of its 3.70% First Mortgage Bonds due September 2023 and $350 million of its 4.80% First Mortgage Bonds due September 2043 pursuant to its indenture dated September 9, 2013, as supplemented and amended. The net proceeds will be used for the repayment of $669 million of long-term debt maturing December 31, 2013, and for general corporate purposes.

Pursuant to MidAmerican Energy's mortgage dated September 9, 2013, the first mortgage bonds are secured by a first mortgage lien on substantially all of MidAmerican Energy’s electric generating, transmission and distribution property within the State of Iowa, subject to certain exceptions and permitted encumbrances. As of September 30, 2013, 80% of MidAmerican Energy's gross utility plant in service was pledged. Additionally, MidAmerican Energy's senior notes outstanding are equally and ratably secured with the first mortgage bonds as required by the indentures under which the senior notes were issued.

Credit Facilities

In March 2013, MidAmerican Energy replaced its $530 million unsecured revolving credit facility, which had been set to expire in July 2013, with a $600 million unsecured revolving credit facility expiring in March 2018. The new credit facility, which supports MidAmerican Energy's commercial paper program and its variable-rate tax-exempt bond obligations and provides for the issuance of letters of credit, has a variable interest rate based on the London Interbank Offered Rate or a base rate, at MidAmerican Energy's option, plus a spread that varies based on MidAmerican Energy's credit ratings for its senior unsecured long-term debt securities. As of September 30, 2013, MidAmerican Energy had no borrowings outstanding under this credit facility. The credit facility requires that MidAmerican Energy's ratio of consolidated debt, including current maturities, to total capitalization not exceed 0.65 to 1.0 as of the last day of each quarter.

(6)	Income Taxes

A reconciliation of the federal statutory income tax rate to MidAmerican Energy's effective income tax rate applicable to income before income tax benefit is as follows:

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012

Federal statutory income tax rate	35%	35%	35%	35%
Income tax credits	(71)	(52)	(66)	(52)
State income tax, net of federal income tax benefit	(2)	(2)	(2)	(5)
Income tax method change	—	—	—	(7)
Effects of ratemaking	(5)	—	(5)	(1)
Other, net	1	(3)	1	(1)
Effective income tax rate	(42)%	(22)%	(37)%	(31)%

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

MidAmerican Energy's income tax expense for the nine-month period ended September 30, 2012, reflect $16 million of federal income tax benefits recognized in connection with an income tax method change for income tax years prior to 2012. MidAmerican Energy changed the method by which it determines current income tax deductions for repair costs related to its regulated utility electric transmission and distribution assets based on guidance published by the Internal Revenue Service. Application of this guidance results in current deductibility for those costs, which are capitalized for book purposes. MidAmerican Energy retroactively applied the method change, deducted amounts related to prior years' costs on its 2011 tax return and recognized the change in the second quarter of 2012. State utility rate regulation in Iowa requires the tax effect of certain temporary differences be flowed through immediately to customers. Therefore, certain deferred amounts that would otherwise have been recognized in income tax expense have been included as changes in regulatory assets.

Berkshire Hathaway includes MEHC and subsidiaries in its United States federal income tax return. Consistent with established regulatory practice, MidAmerican Energy's provision for income taxes has been computed on a stand-alone basis, and substantially all of its currently payable or receivable income taxes are remitted to or received from MEHC. MidAmerican Energy received net cash receipts for income taxes from MEHC totaling $17 million and $596 million for the nine-month periods ended September 30, 2013 and 2012, respectively.

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

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
Pension:
Service cost	$4	$4	$13	$13
Interest cost	9	9	25	27
Expected return on plan assets	(12)	(11)	(34)	(33)
Net amortization	3	1	8	3
Net periodic benefit cost	$4	$3	$12	$10

Other postretirement:
Service cost	$2	$1	$4	$3
Interest cost	2	2	6	6
Expected return on plan assets	(3)	(4)	(10)	(10)
Net amortization	(1)	—	(2)	(2)
Net periodic benefit cost (benefit)	$—	$(1)	$(2)	$(3)

Employer contributions to the pension and other postretirement benefit plans are expected to be $8 million and $- million, respectively, during 2013. As of September 30, 2013, $5 million and $- million of contributions had been made to the pension and other postretirement benefit plans, respectively.

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

The following table, which reflects master netting arrangements and excludes contracts that have been designated as normal under the normal purchases or normal sales exception afforded by GAAP, summarizes the fair value of MidAmerican Energy's derivative contracts, on a gross basis, and reconciles those amounts to the amounts presented on a net basis on the Balance Sheets (in millions):

	Current Assets - Other	Other Assets - Other	Current Liabilities - Other	Other Liabilities - Other	Total
As of September 30, 2013:
Not designated as hedging contracts(1):
Commodity assets	$11	$3	$6	$1	$21
Commodity liabilities	(8)	(1)	(32)	(2)	(43)
Total	3	2	(26)	(1)	(22)

Designated as hedging contracts:
Commodity assets	—	—	1	—	1
Commodity liabilities	—	—	(15)	(12)	(27)
Total	—	—	(14)	(12)	(26)

Total derivatives	3	2	(40)	(13)	(48)
Cash collateral receivable	—	—	3	1	4
Total derivatives - net basis	$3	$2	$(37)	$(12)	$(44)

	Current Assets - Other	Other Assets - Other	Current Liabilities - Other	Other Liabilities - Other	Total
As of December 31, 2012:
Not designated as hedging contracts(1):
Commodity assets	$18	$1	$7	$2	$28
Commodity liabilities	(12)	—	(47)	(14)	(73)
Total	6	1	(40)	(12)	(45)

Designated as hedging contracts:
Commodity assets	—	—	1	1	2
Commodity liabilities	—	—	(22)	(12)	(34)
Total	—	—	(21)	(11)	(32)

Total derivatives	6	1	(61)	(23)	(77)
Cash collateral receivable	—	—	6	1	7
Total derivatives - net basis	$6	$1	$(55)	$(22)	$(70)

(1)
MidAmerican Energy's commodity derivatives not designated as hedging contracts are generally included in regulated rates, and as of September 30, 2013 and December 31, 2012, a net regulatory asset of $20 million and $45 million, respectively, was recorded related to the net derivative liability of $22 million and $45 million, respectively.

Not Designated as Hedging Contracts

The following table reconciles the beginning and ending balances of MidAmerican Energy's net regulatory assets and summarizes the pre-tax gains and losses on commodity derivative contracts recognized in net regulatory assets, as well as amounts reclassified to earnings (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012

Beginning balance	$23	$63	$45	$73
Changes in fair value recognized in net regulatory assets	4	(4)	4	7
Net (losses) gains reclassified to operating revenue	(1)	(2)	2	18
Net gains reclassified to cost of fuel, energy and capacity	—	1	—	2
Net losses reclassified to cost of gas sold	(6)	(9)	(31)	(51)
Ending balance	$20	$49	$20	$49

The following table summarizes the pre-tax gains (losses) included on the Statements of Operations associated with MidAmerican Energy's derivative contracts not designated as hedging contracts and not recorded as a net regulatory asset or liability (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012

Nonregulated operating revenue	$—	$(1)	$1	$6
Nonregulated cost of sales	—	2	—	(3)
Total	$—	$1	$1	$3

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

The following table reconciles the beginning and ending balances of MidAmerican Energy's accumulated other comprehensive loss (pre-tax) and summarizes pre-tax gains and losses on commodity derivative contracts designated and qualifying as cash flow hedges recognized in other comprehensive income ("OCI"), as well as amounts reclassified to earnings (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012

Beginning balance	$26	$56	$32	$43
Changes in fair value recognized in OCI	1	(20)	1	20
Net losses reclassified to nonregulated cost of sales	(1)	(4)	(7)	(31)
Ending balance	$26	$32	$26	$32

Realized gains and losses on hedges and hedge ineffectiveness are recognized in income as nonregulated operating revenue or nonregulated cost of sales depending upon the nature of the item being hedged. For the three- and nine-month periods ended September 30, 2013 and 2012, hedge ineffectiveness was insignificant. As of September 30, 2013, MidAmerican Energy had cash flow hedges with expiration dates extending through December 2017, and $14 million of pre-tax net unrealized losses are forecasted to be reclassified from AOCI into earnings over the next twelve months as contracts settle.

Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding commodity derivative contracts with fixed price terms that comprise the mark-to-market values as of (in millions):

	Unit of	September 30,	December 31,
	Measure	2013	2012

Electricity purchases	Megawatt hours	6	5
Natural gas purchases	Decatherms	23	36

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

Collateral and Contingent Features

In accordance with industry practice, certain wholesale derivative contracts contain credit support provisions that in part base MidAmerican Energy's collateral requirements on its credit ratings for senior unsecured debt as reported by one or more of the three recognized credit rating agencies. These derivative contracts may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance," or in some cases terminate the contract, in the event of a material adverse change in MidAmerican Energy's creditworthiness. These rights can vary by contract and by counterparty. As of September 30, 2013, MidAmerican Energy's credit ratings from the three recognized credit rating agencies were investment grade.

The aggregate fair value of MidAmerican Energy's derivative contracts in liability positions with specific credit-risk-related contingent features totaled $53 million and $84 million as of September 30, 2013 and December 31, 2012, respectively, for which MidAmerican Energy had posted collateral of $- million. If all credit-risk-related contingent features for derivative contracts in liability positions had been triggered as of September 30, 2013 and December 31, 2012, MidAmerican Energy would have been required to post $42 million and $72 million, respectively, of additional collateral. MidAmerican Energy's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors.

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

The following table presents MidAmerican Energy's assets and liabilities recognized on the Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of September 30, 2013:
Assets:
Commodity derivatives	$1	$15	$6	$(17)	$5
Money market mutual funds(2)	392	—	—	—	392
Debt securities:
United States government obligations	125	—	—	—	125
International government obligations	—	1	—	—	1
Corporate obligations	—	34	—	—	34
Municipal obligations	—	2	—	—	2
Agency, asset and mortgage-backed obligations	—	2	—	—	2
Auction rate securities	—	—	23	—	23
Equity securities:
United States companies	204	—	—	—	204
International companies	3	—	—	—	3
	$725	$54	$29	$(17)	$791

Liabilities - commodity derivatives	$(4)	$(58)	$(8)	$21	$(49)

As of December 31, 2012:
Assets:
Commodity derivatives	$1	$22	$7	$(23)	$7
Money market mutual funds(2)	163	—	—	—	163
Debt securities:
United States government obligations	104	—	—	—	104
International government obligations	—	1	—	—	1
Corporate obligations	—	32	—	—	32
Municipal obligations	—	4	—	—	4
Agency, asset and mortgage-backed obligations	—	6	—	—	6
Auction rate securities	—	—	21	—	21
Equity securities:
United States companies	187	—	—	—	187
International companies	2	—	—	—	2
Investment funds	1	—	—	—	1
	$458	$65	$28	$(23)	$528

Liabilities - commodity derivatives	$(10)	$(90)	$(7)	$30	$(77)

(1)	Represents netting under master netting arrangements and a net cash collateral receivable of $4 million and $7 million as of September 30, 2013 and December 31, 2012, respectively.

(2)	Amounts are included in cash and cash equivalents and investments and nonregulated property, net on the Balance Sheets. The fair value of these money market mutual funds approximates cost.

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

The following table reconciles the beginning and ending balances of MidAmerican Energy's assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	Commodity Derivatives	Auction Rate Securities	Commodity Derivatives	Auction Rate Securities
2013:
Beginning balance	$(2)	$22	$—	$21
Changes included in earnings(1)	1	—	6	—
Changes in fair value recognized in other comprehensive income	—	1	(5)	2
Changes in fair value recognized in net regulatory assets	(1)	—	1	—
Settlements	—	—	(4)	—
Ending balance	$(2)	$23	$(2)	$23

2012:
Beginning balance	$8	$17	$22	$16
Changes included in earnings(1)	(2)	—	7	—
Changes in fair value recognized in other comprehensive income	1	1	(3)	2
Changes in fair value recognized in net regulatory assets	(3)	—	(1)	—
Settlements	1	—	(20)	—
Ending balance	$5	$18	$5	$18

(1)
Changes included in earnings are reported as nonregulated operating revenue on the Statements of Operations. For commodity derivatives held as of September 30, 2013 and 2012, net unrealized gains (losses) included in earnings for the three-month periods ended September 30, 2013 and 2012, totaled $1 million and $(2) million, respectively, and for the nine-month periods ended September 30, 2013 and 2012, totaled $- million and $3 million, respectively.

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

	As of September 30, 2013		As of December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$4,218	$4,552	$3,259	$3,737

(10)	Commitments and Contingencies

Legal Matters

MidAmerican Energy is party to a variety of legal actions arising out of the normal course of business. Plaintiffs occasionally seek punitive or exemplary damages. MidAmerican Energy does not believe that such normal and routine litigation will have a material impact on its financial results.

Commitments

In August 2013, the Iowa Utilities Board approved ratemaking principles for MidAmerican Energy to construct up to 1,050 megawatts (nominal ratings) of additional wind-powered generating facilities expected to be placed in service in 2013, 2014 and 2015. MidAmerican Energy has entered into contracts totaling $1.3 billion related to these wind-powered generating facilities with minimum payments expected to be $343 million in 2013, $522 million in 2014 and $447 million in 2015.

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

The following tables provide information on a reportable segment basis (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
Operating revenue:
Regulated electric	$512	$511	$1,338	$1,295
Regulated gas	98	87	555	441
Nonregulated energy	216	227	610	672
Total operating revenue	$826	$825	$2,503	$2,408

Depreciation and amortization:
Regulated electric	$88	$97	$281	$272
Regulated gas	9	9	27	27
Total depreciation and amortization	$97	$106	$308	$299

Operating income (loss):
Regulated electric	$130	$129	$211	$243
Regulated gas	(6)	(3)	43	28
Nonregulated energy	6	13	25	41
Total operating income	$130	$139	$279	$312

	As of
	September 30, 2013	December 31, 2012
Total assets:
Regulated electric	$10,980	$9,898
Regulated gas	1,200	1,202
Nonregulated energy	139	132
Total assets	$12,319	$11,232

(12)	Other Related Party Transactions

In 2012, MidAmerican Energy signed new long-term rail transportation contracts with BNSF Railway Company ("BNSF"), an affiliate company, and Union Pacific Railroad Company ("UP") for the transportation of coal to all of the MidAmerican Energy-operated coal-fueled generating facilities. These contracts replaced a long-term contract with UP that expired December 31, 2012. For the three- and nine-month periods ended September 30, 2013, $50 million and $139 million, respectively, was incurred for coal transportation services, the majority of which was related to the BNSF agreement. As of September 30, 2013, MidAmerican Energy had accounts payable to BNSF of $5 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Member of
MidAmerican Funding, LLC
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Funding, LLC and subsidiaries (the "Company") as of September 30, 2013, and the related consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2013 and 2012, and of changes in equity and cash flows for the nine-month periods ended September 30, 2013 and 2012. These interim financial statements are the responsibility of the Company's management.

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
November 1, 2013

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	September 30, 2013	December 31, 2012
ASSETS
Utility plant, net:
Electric	$11,671	$11,416
Gas	1,341	1,301
Gross utility plant in service	13,012	12,717
Accumulated depreciation and amortization	(4,665)	(4,413)
Utility plant in service, net	8,347	8,304
Construction work in progress	613	318
Total utility plant, net	8,960	8,622
Current assets:
Cash and cash equivalents	1,142	354
Receivables, net	376	418
Inventories	246	240
Other	64	57
Total current assets	1,828	1,069
Other assets:
Goodwill	1,270	1,270
Regulatory assets	841	876
Investments and nonregulated property, net	596	561
Other	123	132
Total other assets	2,830	2,839
Total assets	$13,618	$12,530
CAPITALIZATION AND LIABILITIES
Capitalization:
MidAmerican Funding member's equity	$4,592	$4,324
Noncontrolling interests	—	27
Long-term debt, excluding current portion	3,874	2,915
Total capitalization	8,466	7,266
Current liabilities:
Current portion of long-term debt	669	669
Note payable to affiliate	135	246
Accounts payable	313	386
Taxes accrued	116	227
Interest accrued	32	35
Other	120	120
Total current liabilities	1,385	1,683
Other liabilities:
Deferred income taxes	2,242	2,162
Asset retirement obligations	421	318
Regulatory liabilities	788	750
Other	316	351
Total other liabilities	3,767	3,581
Total capitalization and liabilities	$13,618	$12,530

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
Operating revenue:
Regulated electric	$512	$511	$1,338	$1,295
Regulated gas	98	87	555	441
Nonregulated	218	230	615	675
Total operating revenue	828	828	2,508	2,411

Operating costs and expenses:
Regulated:
Cost of fuel, energy and capacity	145	136	382	345
Cost of gas sold	55	44	367	275
Other operating expenses	103	107	320	309
Maintenance	57	52	172	150
Depreciation and amortization	97	106	308	299
Property and other taxes	29	27	89	86
Total regulated operating costs and expenses	486	472	1,638	1,464
Nonregulated:
Cost of sales	203	207	568	612
Other	9	10	23	24
Total nonregulated operating costs and expenses	212	217	591	636
Total operating costs and expenses	698	689	2,229	2,100

Operating income	130	139	279	311

Non-operating income:
Interest income	—	—	1	1
Allowance for equity funds	4	5	12	10
Other, net	5	3	15	9
Total non-operating income	9	8	28	20

Fixed charges:
Interest on long-term debt	42	40	123	124
Other interest expense	—	1	1	2
Allowance for borrowed funds	(1)	(2)	(4)	(4)
Total fixed charges	41	39	120	122

Income before income tax benefit	98	108	187	209
Income tax benefit	(45)	(28)	(78)	(76)

Net income	143	136	265	285
Net income attributable to noncontrolling interests	—	—	1	1

Net income attributable to MidAmerican Funding member	$143	$136	$264	$284

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in millions)

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012

Net income	$143	$136	$265	$285

Other comprehensive income, net of tax:
Unrealized gains on available-for-sale securities, net of tax of $-, $-, $1 and $1	1	1	1	1
Unrealized (losses) gains on cash flow hedges, net of tax of $-, $10, $3 and $4	(1)	14	3	7
Total other comprehensive income, net of tax	—	15	4	8

Comprehensive income	143	151	269	293
Comprehensive income attributable to noncontrolling interests	—	—	1	1

Comprehensive income attributable to MidAmerican Funding member	$143	$151	$268	$292

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
(Amounts in millions)

	MidAmerican Funding Member's Equity
	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net	Noncontrolling Interests	Total Equity

Balance, December 31, 2011	$1,679	$2,327	$(34)	$28	$4,000
Net income	—	284	—	1	285
Other comprehensive income	—	—	8	—	8
Distributions to noncontrolling interests	—	—	—	(1)	(1)
Balance, September 30, 2012	$1,679	$2,611	$(26)	$28	$4,292

Balance, December 31, 2012	$1,679	$2,669	$(24)	$27	$4,351
Net income	—	264	—	1	265
Other comprehensive income	—	—	4	—	4
Redemption of preferred securities of subsidiary	—	—	—	(28)	(28)
Balance, September 30, 2013	$1,679	$2,933	$(20)	$—	$4,592

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Nine-Month Periods
	Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$265	$285
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	308	299
Deferred income taxes and amortization of investment tax credits	42	88
Changes in other assets and liabilities	42	35
Other, net	(4)	(10)
Changes in other operating assets and liabilities:
Receivables, net	30	44
Inventories	(6)	(36)
Derivative collateral, net	6	9
Pension and other postretirement benefit plans	6	(54)
Accounts payable	(7)	2
Taxes accrued	(117)	418
Other current assets and liabilities	10	8
Net cash flows from operating activities	575	1,088

Cash flows from investing activities:
Utility construction expenditures	(598)	(445)
Purchases of available-for-sale securities	(80)	(46)
Proceeds from sales of available-for-sale securities	70	32
Other, net	20	14
Net cash flows from investing activities	(588)	(445)

Cash flows from financing activities:
Proceeds from long-term debt	947	—
Repayment of long-term debt	—	(283)
Redemption of preferred securities of subsidiary	(28)	—
Net change in note payable to affiliate	(111)	15
Other, net	(7)	(1)
Net cash flows from financing activities	801	(269)

Net change in cash and cash equivalents	788	374
Cash and cash equivalents at beginning of period	354	1
Cash and cash equivalents at end of period	$1,142	$375

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the Consolidated Financial Statements as of September 30, 2013, and for the three- and nine-month periods ended September 30, 2013 and 2012. The results of operations for the three- and nine-month periods ended September 30, 2013, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in MidAmerican Funding's Annual Report on Form 10-K for the year ended December 31, 2012, describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in MidAmerican Funding's assumptions regarding significant accounting estimates and policies during the nine-month period ended September 30, 2013 other than a change in certain of MidAmerican Energy's depreciation rates.

Refer to Note 1 of MidAmerican Energy's Notes to Financial Statements.

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

A reconciliation of the federal statutory income tax rate to MidAmerican Funding's effective income tax rate applicable to income before income tax benefit is as follows:

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012

Federal statutory income tax rate	35%	35%	35%	35%
Income tax credits	(74)	(54)	(70)	(55)
State income tax, net of federal income tax benefit	(2)	(3)	(3)	(6)
Income tax method change	—	—	—	(8)
Effects of ratemaking	(5)	—	(5)	(1)
Other, net	—	(4)	1	(1)
Effective income tax rate	(46)%	(26)%	(42)%	(36)%

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

MidAmerican Energy's income tax expense for the nine-month period ended September 30, 2012, reflect $16 million of federal income tax benefits recognized in connection with an income tax method change for income tax years prior to 2012. MidAmerican Energy changed the method by which it determines current income tax deductions for repair costs related to its regulated utility electric transmission and distribution assets based on guidance published by the Internal Revenue Service. Application of this guidance results in current deductibility for those costs, which are capitalized for book purposes. MidAmerican Energy retroactively applied the method change, deducted amounts related to prior years' costs on its 2011 tax return and recognized the change in the second quarter of 2012. State utility rate regulation in Iowa requires the tax effect of certain temporary differences be flowed through immediately to customers. Therefore, certain deferred amounts that would otherwise have been recognized in income tax expense have been included as changes in regulatory assets.

Berkshire Hathaway includes MEHC and subsidiaries in its United States federal income tax return. Consistent with established regulatory practice, MidAmerican Funding's and MidAmerican Energy's provisions for income taxes have been computed on a stand-alone basis, and substantially all of their currently payable or receivable income taxes are remitted to or received from MEHC. MidAmerican Funding received net cash receipts for income taxes from MEHC totaling $22 million and $602 million for the nine-month periods ended September 30, 2013 and 2012, respectively.

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

	As of September 30, 2013		As of December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$4,543	$4,946	$3,584	$4,186

(10)	Commitments and Contingencies

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

The following tables provide information on a reportable segment basis (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
Operating revenue:
Regulated electric	$512	$511	$1,338	$1,295
Regulated gas	98	87	555	441
Nonregulated energy	216	227	610	672
Other	2	3	5	3
Total operating revenue	$828	$828	$2,508	$2,411

Depreciation and amortization:
Regulated electric	$88	$97	$281	$272
Regulated gas	9	9	27	27
Total depreciation and amortization	$97	$106	$308	$299

Operating income (loss):
Regulated electric	$130	$129	$211	$243
Regulated gas	(6)	(3)	43	28
Nonregulated energy	6	13	25	41
Other	—	—	—	(1)
Total operating income	$130	$139	$279	$311

	As of
	September 30, 2013	December 31, 2012
Total assets(1):
Regulated electric	$12,171	$11,089
Regulated gas	1,278	1,280
Nonregulated energy	139	132
Other	30	29
Total assets	$13,618	$12,530

(1)	Total assets by reportable segment reflect the assignment of goodwill to applicable reporting units.

(12)	Other Related Party Transactions

Refer to Note 12 of MidAmerican Energy's Notes to Financial Statements.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations for the Third Quarter and First Nine Months of 2013 and 2012

Overview

MidAmerican Energy -

MidAmerican Energy's earnings on common stock for the third quarter of 2013 was $145 million, an increase of $5 million, or 4%, compared to 2012 primarily due to an $18 million increase in federal income tax benefits from greater recognized production tax credits and the effects of ratemaking and a $9 million decrease in depreciation and amortization expense due to a change in depreciation rates and lower Iowa revenue sharing, partially offset by an increase for additional wind-powered generating facilities placed in service in the second half of 2012. The increases were partially offset by an $8 million decrease in regulated electric gross margin due to higher costs for generation and purchased power net of new interim Iowa electric retail rates, a $5 million decrease in nonregulated electric gross margin and a $3 million increase in fixed charges primarily from the issuance of $950 million of first mortgage bonds in September 2013.

MidAmerican Energy's earnings on common stock for the first nine months of 2013 was $271 million, a decrease of $23 million, or 8%, compared to 2012 due to a $31 million decrease in regulated electric wholesale gross margin from higher costs for purchased power and generation, a $22 million increase in maintenance expense principally for a generating facility outage and storm restoration, $16 million of federal income tax benefits recognized in the second quarter of 2012 related to an income tax method change, a $14 million decrease in nonregulated electric gross margin and a $9 million increase in depreciation expense primarily as a result of additional wind-powered generating facilities placed in service in the second half of 2012, net of lower Iowa revenue sharing and other regulatory costs. The decreases were partially offset by a $37 million increase in regulated electric retail gross margins primarily due to adjustment clauses in Iowa and Illinois and interim Iowa electric retail rates, a $22 million increase in regulated gas gross margins due to colder temperatures in 2013 primarily from the unusually warm temperatures in 2012, and a $15 million increase in recognized production tax credits.

MidAmerican Funding -

Net income attributable to MidAmerican Funding for the third quarter of 2013 was $143 million, an increase of $7 million, or 5%, and for the first nine months of 2013 was $264 million, a decrease of $20 million, or 7%, compared to 2012 due to the changes in MidAmerican Energy's earnings discussed above.

Regulated Electric Gross Margin

	Third Quarter				First Nine Months
	2013	2012	Change		2013	2012	Change
Gross margin (in millions):
Operating revenue	$512	$511	$1	—%	$1,338	$1,295	$43	3%
Cost of fuel, energy and capacity	145	136	9	7	382	345	37	11
Gross margin	$367	$375	$(8)	(2)	$956	$950	$6	1

Sales (GWh):
Residential	1,960	2,080	(120)	(6)%	5,057	4,986	71	1%
Small general service	1,147	1,166	(19)	(2)	3,179	3,175	4	—
Large general service	2,524	2,557	(33)	(1)	7,390	7,359	31	—
Other	431	434	(3)	(1)	1,218	1,216	2	—
Total retail	6,062	6,237	(175)	(3)	16,844	16,736	108	1
Wholesale	2,430	2,423	7	—	7,672	7,669	3	—
Total sales	8,492	8,660	(168)	(2)	24,516	24,405	111	—

Average number of retail customers (in thousands)	739	734	5	1%	739	733	6	1%

Average revenue per MWh:
Retail	$71.46	$68.62	$2.84	4%	$66.60	$64.25	$2.35	4%
Wholesale	$29.21	$31.67	$(2.46)	(8)%	$25.44	$26.25	$(0.81)	(3)%

Heating degree days	43	109	(66)	(61)%	4,099	2,955	1,144	39%
Cooling degree days	813	922	(109)	(12)%	1,119	1,384	(265)	(19)%

Sources of energy (GWh)(1):
Coal	5,412	5,584	(172)	(3)%	13,936	14,575	(639)	(4)%
Nuclear	1,006	1,004	2	—	2,854	2,848	6	—
Natural gas	201	464	(263)	(57)	211	619	(408)	(66)
Wind and other(2)	1,275	1,025	250	24	5,384	4,463	921	21
Total energy generated	7,894	8,077	(183)	(2)	22,385	22,505	(120)	(1)
Energy purchased	845	764	81	11	2,663	2,492	171	7
Total	8,739	8,841	(102)	(1)	25,048	24,997	51	—

(1)	GWh amounts are net of energy used by the related generating facilities.

(2)
All or some of the renewable energy attributes associated with generation from these generating facilities may be: (a) used in future years to comply with renewable portfolio standards or other regulatory requirements or (b) sold to third parties in the form of renewable energy credits or other environmental commodities.

Electric gross margin for the third quarter of 2013 decreased $8 million compared to 2012. Wholesale gross margin decreased $10 million compared to 2012 due to a lower average margin per megawatt hour sold as a result of lower prices and higher costs for generation and purchased power. Wholesale includes sales of electricity principally to markets operated by regional transmission organizations. Retail gross margin increased $2 million compared to 2012 due to $6 million from higher interim Iowa electric retail rates implemented in August 2013 and an increase in low-cost generation for retail, partially offset by an increase in the cost of purchased power and higher generation costs primarily as a result of new coal transportation agreements effective in 2013. More moderate temperatures in the third quarter of 2013 compared to 2012 decreased retail gross margin by $14 million but was substantially offset by increases from customer growth and other usage factors.

Electric gross margin for the first nine months of 2013 increased $6 million compared to 2012. Retail gross margin increased $37 million compared to 2012 due to an increase of $27 million from adjustment clauses implemented in Iowa and Illinois in the first half of 2012, $6 million from higher interim Iowa electric retail rates implemented in August 2013, a $6 million increase from customer growth and other usage factors partially reduced by milder temperatures in the third quarter of 2013 compared to 2012 and a $3 million increase from sales of renewable energy credits. The increases were partially offset by higher generation costs for retail primarily due to new coal transportation agreements effective in 2013 reduced by an increase in low-cost generation for retail. Wholesale gross margin decreased $31 million compared to 2012 due to a lower average margin per megawatt hour sold as a result of higher costs for purchased power and an increase in generation costs primarily from new coal transportation agreements.

Regulated Gas Gross Margin

	Third Quarter				First Nine Months
	2013	2012	Change		2013	2012	Change
Gross margin (in millions):
Operating revenue	$98	$87	$11	13%	$555	$441	$114	26%
Cost of gas sold	55	44	11	25	367	275	92	33
Gross margin	$43	$43	$—	—	$188	$166	$22	13

Natural gas throughput (000's Dth):
Residential	2,803	2,944	(141)	(5)%	34,865	26,061	8,804	34%
Small general service	1,821	1,936	(115)	(6)	17,594	13,568	4,026	30
Large general service	853	1,048	(195)	(19)	3,231	3,184	47	1
Other	1	1	—	—	34	24	10	42
Total retail sales	5,478	5,929	(451)	(8)	55,724	42,837	12,887	30
Wholesale sales	6,312	4,932	1,380	28	20,411	24,410	(3,999)	(16)
Total sales	11,790	10,861	929	9	76,135	67,247	8,888	13
Gas transportation service	15,703	16,299	(596)	(4)	54,951	53,835	1,116	2
Total gas throughput	27,493	27,160	333	1	131,086	121,082	10,004	8

Average number of retail customers (in thousands)	714	709	5	1%	716	711	5	1%
Average revenue per retail Dth sold	$12.57	$11.29	$1.28	11%	$8.17	$8.40	$(0.23)	(3)%
Average cost of natural gas per retail Dth sold	$6.04	$5.11	$0.93	18%	$5.22	$5.02	$0.20	4%

Heating degree days	61	129	(68)	(53)%	4,288	3,105	1,183	38%

Regulated gas revenue includes purchased gas adjustment clauses through which MidAmerican Energy is allowed to recover the cost of gas sold from its retail gas utility customers. Consequently, fluctuations in the cost of gas sold do not directly affect gross margin or net income because regulated gas revenue reflects comparable fluctuations through the purchased gas adjustment clauses. For the third quarter of 2013, MidAmerican Energy's combined retail and wholesale average per-unit cost of gas sold increased 15%, resulting in an increase of $8 million in gas revenue and cost of gas sold compared to 2012. Additionally, the increase in total sales volumes compared to the third quarter of 2012 increased revenue and cost of gas sold for the third quarter of 2013. For the first nine months of 2013, MidAmerican Energy's combined retail and wholesale average per-unit cost of gas sold increased 18%, resulting in an increase of $56 million in gas revenue and cost of gas sold compared to 2012. Additionally, the increase in total sales volumes compared to the first nine months of 2012, primarily from the unseasonably warm winter and spring temperatures in 2012, increased revenue and cost of gas sold for the first nine months of 2013. The improvement in gas gross margin for the first nine months of 2013 was due to the increase in retail sales volumes primarily as a result of the unusual temperatures in 2012.

Regulated Operating Costs and Expenses

Other operating expenses for the third quarter of 2013 totaled $103 million, a decrease of $4 million compared to 2012 due to decreases in various administrative costs and DSM program costs, which are matched by decreases in regulated electric and gas revenue. For the first nine months of 2013, other operating expenses totaled $320 million, an increase of $11 million compared to 2012. The increases were primarily due to higher transmission operations costs, higher DSM program costs, the write-off of Iowa carbon reduction study costs and general increases in and the timing of various operating costs, partially offset by a decrease in other administrative costs.

Maintenance expense for the third quarter of 2013 totaled $57 million, an increase of $5 million compared to 2012 primarily due to increases in transmission and generating facility maintenance. Maintenance expense for the first nine months of 2013 totaled $172 million, an increase of $22 million compared to 2012 due to higher fossil-fueled generating facility maintenance costs of $14 million primarily related to a Louisa Generating Station outage and higher storm restoration costs of $6 million.

Depreciation and amortization expense for the third quarter of 2013 totaled $97 million, a decrease of $9 million compared to 2012. The decrease was due to a $7 million reduction for the net effect of changes in depreciation rates in 2012 and 2013, as discussed below, and a $6 million reduction in Iowa revenue sharing, partially offset by an increase due to additional wind-powered generating facilities placed in service in the second half of 2012. For the first nine months of 2013, depreciation and amortization expense totaled $308 million, an increase of $9 million compared to 2012, primarily due to additional wind-powered generating facilities placed in service in the second half of 2012, partially offset by an $11 million decrease in Iowa revenue sharing, a $3 million decrease in a regulatory expense related to nuclear decommissioning accruals and a $2 million decrease for the net effect of changes in depreciation rates in 2012 and 2013.

During the third quarter of 2013, MidAmerican Energy revised depreciation rates for certain electric generating facilities based on the results of a periodic study. The new rates reflect longer estimated useful lives for wind-powered generating facilities placed in service in 2011 and 2012 and a lower accrual rate for the cost of removal regulatory liability related to coal-fueled generating facilities. The effect of this change was to reduce depreciation and amortization expense by $8 million for the third quarter and first nine months of 2013, and is estimated to be a reduction of $49 million annually based on depreciable plant balances at the time of the change. During the third quarter of 2012, MidAmerican Energy revised its depreciation rates for certain generation facility assets reflecting shorter estimated useful lives resulting in an estimated $11 million annual increase in depreciation and amortization expense based on depreciable plant balances at the time of the change.

Nonregulated Gross Margin

MidAmerican Energy -

	Third Quarter				First Nine Months
	2013	2012	Change		2013	2012	Change
Gross margin (in millions):
Nonregulated operating revenue	$216	$227	$(11)	(5)%	$610	$672	$(62)	(9)%
Nonregulated cost of sales	203	207	(4)	(2)	567	612	(45)	(7)
Nonregulated gross margin	$13	$20	$(7)	(35)	$43	$60	$(17)	(28)

Nonregulated electric sales (GWh)	2,636	2,819	(183)	(6)%	7,150	7,915	(765)	(10)%

Nonregulated gas sales (000's Dth)	7,548	8,116	(568)	(7)%	26,858	26,455	403	2%

Nonregulated operating revenue, cost of sales and gross margin decreased for the third quarter of 2013 compared to 2012. Lower volumes for electric and gas sales and lower prices for electric sales, partially offset by higher prices for gas sales, resulted in a decrease to operating revenue. Lower volumes, partially offset by a higher per-unit cost, for electric and gas sales resulted in a decrease in cost of sales. Nonregulated gross margin decreased due to lower average electric margins per unit and lower electric sales.

For the first nine months of 2013 compared to 2012, lower volumes, prices and costs for electric sales, partially offset by higher volumes, prices and costs for gas sales resulted in decreases to nonregulated operating revenue and cost of sales. Nonregulated gross margin decreased compared to the first nine months of 2012 due to lower average electric margins per unit and lower electric sales.

Non-Operating Income

MidAmerican Energy -

Allowance for equity funds for the first nine months of 2013 totaled $12 million, an increase of $2 million compared to 2012 due to higher construction work-in-progress balances primarily related to emissions control equipment at three of MidAmerican Energy's jointly owned generating units. Other, net for the first nine months of 2013 totaled $10 million, an increase of $3 million compared to 2012 due to higher returns from corporate-owned life insurance policies.

Fixed Charges

MidAmerican Energy -

Interest on long-term debt for the third quarter of 2013 totaled $36 million, an increase of $2 million compared to 2012, and for the first nine months of 2013, totaled $106 million, a decrease of $1 million compared to 2012. In September 2013, MidAmerican Energy issued $350 million of its 2.40% First Mortgage Bonds, $250 million of its 3.70% First Mortgage Bonds and $350 million of its 4.80% First Mortgage Bonds resulting in an increase to interest on long-term debt. Additionally, the larger balance of deferred payments for construction of wind-powered generating facilities increased interest expense. For the first nine months of 2013, these increases in interest on long-term debt were more than offset by a decrease from MidAmerican Energy's redemption of its $275 million, 5.125% senior notes in June 2012.

Income Tax Benefit

MidAmerican Energy -

MidAmerican Energy's income tax benefit was $43 million for the third quarter of 2013, an increase of $18 million compared to $25 million for 2012, with an effective tax rate of (42)% for 2013 and (22)% for 2012. MidAmerican Energy's income tax benefit was $73 million for the first nine months of 2013, an increase of $4 million compared to $69 million for 2012, with an effective tax rate of (37)% for 2013 and (31)% for 2012.

The change in the effective tax rates for the third quarter and first nine months of 2013 was primarily due to increases of $13 million and $15 million, respectively, in recognized production tax credits compared to 2012 and the effects of ratemaking. For the first nine months of 2013 compared to the first nine months of 2012, these increases were partially offset by federal income tax benefits recognized in the second quarter of 2012 related to a method change for the deduction of repair costs, as discussed below, and a lower federal benefit from state income taxes, in part due to the method change.

MidAmerican Energy's income tax expense for the first nine months of 2012, reflect $16 million of federal income tax benefits for income tax years prior to 2012 that were recognized in connection with MidAmerican Energy changing the method by which it determines current income tax deductions for repair costs related to its regulated utility electric transmission and distribution assets based on guidance published by the Internal Revenue Service. Application of this guidance results in current deductibility for those costs, which are capitalized for book purposes. MidAmerican Energy retroactively applied the method change, deducted amounts related to prior years' costs on its 2011 tax return and recognized the change in the second quarter of 2012. State utility rate regulation in Iowa requires the tax effect of certain temporary differences be flowed through immediately to customers. Therefore, certain deferred amounts that would otherwise have been recognized in income tax expense have been included as changes in regulatory assets.

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

MidAmerican Funding -

MidAmerican Funding's income tax benefit was $45 million for the third quarter of 2013, an increase of $17 million compared to $28 million for 2012, with an effective tax rate of (46)% for 2013 and (26)% for 2012. MidAmerican Funding's income tax benefit was $78 million for the first nine months of 2013, an increase of $2 million compared to $76 million for 2012, with an effective tax rate of (42)% for 2013 and (36)% for 2012. The decrease in effective tax rates was due principally to the factors discussed for MidAmerican Energy.

Liquidity and Capital Resources

As of September 30, 2013, MidAmerican Energy's total net liquidity was $1.552 billion consisting of $1.142 billion of cash and cash equivalents and $605 million of revolving credit facilities reduced by $195 million of the revolving credit facilities reserved to support MidAmerican Energy's variable-rate tax-exempt bond obligations. As of September 30, 2013, MidAmerican Funding's total net liquidity was $1.556 billion, including MHC Inc.'s $4 million revolving credit facility.

Operating Activities

MidAmerican Energy's net cash flows from operating activities for the nine-month periods ended September 30, 2013 and 2012, were $589 million and $1.104 billion, respectively. MidAmerican Funding's net cash flows from operating activities for the nine-month periods ended September 30, 2013 and 2012, were $575 million and $1.088 billion, respectively. The decreases were predominantly due to the timing of income tax cash flows with MEHC, which reflect the payment in 2013 of $159 million of income tax liability generated in 2012 compared to the receipt of $274 million in 2012 of income tax benefits generated in 2011. Additionally, a decrease in income tax benefits for bonus depreciation reduced income tax cash flows for 2013. The decrease due to income tax cash flows was partially offset by a reduction in MidAmerican Energy's contributions to its defined benefit pension plan. The timing of MidAmerican Energy's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods and assumptions for each payment date. MidAmerican Energy currently anticipates its income tax cash flows for 2013 to remain substantially below 2012 due primarily to the timing differences noted above.

Investing Activities

MidAmerican Energy's net cash flows from investing activities for the nine-month periods ended September 30, 2013 and 2012, were $(588) million and $(446) million, respectively. MidAmerican Funding's net cash flows from investing activities for the nine-month periods ended September 30, 2013 and 2012, were $(588) million and $(445) million, respectively. Net cash flows from investing activities consist almost entirely of utility construction expenditures, which increased for 2013 principally due to expenditures for the construction of emissions control equipment at three of MidAmerican Energy's jointly owned generating units and the construction of wind-powered generating facilities. Purchases and proceeds related to available-for-sale securities consist of activity within the Quad Cities Generating Station nuclear decommissioning trust.

Financing Activities

MidAmerican Energy's net cash flows from financing activities for the nine-month periods ended September 30, 2013 and 2012 were $787 million and $(284) million, respectively. MidAmerican Funding's net cash flows from financing activities for the nine-month periods ended September 30, 2013 and 2012, were $801 million and $(269) million, respectively. In September 2013, MidAmerican Energy issued $350 million of its 2.40% First Mortgage Bonds due March 2019, $250 million of its 3.70% First Mortgage Bonds due September 2023 and $350 million of its 4.80% First Mortgage Bonds due September 2043. The net proceeds will be used for the repayment of $669 million of long-term debt maturing December 31, 2013, and for general corporate purposes. In January 2013, MidAmerican Energy paid common dividends of $125 million to MHC Inc. and, in April 2013, paid $28 million for the redemption of all outstanding shares of its preferred securities. In June 2012, MidAmerican Energy redeemed $275 million of its 5.125% senior notes due January 2013. MidAmerican Funding paid $111 million in 2013 and received $15 million in 2012 through its note payable with MEHC.

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

MidAmerican Energy terminated its existing registration statement and plans to file a new registration statement on Form S-3 with the United States Securities and Exchange Commission in November 2013. Additionally, MidAmerican Energy has authorization from the FERC to issue through August 30, 2015, long-term securities totaling up to $300 million at interest rates not to exceed the applicable United States Treasury rate plus a spread of 200 basis points. Regarding multiple-year capital projects, MidAmerican Energy has authorizations from the ICC, expiring December 19, 2015, to issue up to an aggregate of $550 million of long-term debt securities.

In conjunction with the March 1999 merger, MidAmerican Energy committed to the IUB to use commercially reasonable efforts to maintain an investment grade rating on its long-term debt and to maintain its common equity level above 42% of total capitalization unless circumstances beyond its control result in the common equity level decreasing to below 39% of total capitalization. MidAmerican Energy must seek the approval of the IUB of a reasonable utility capital structure if MidAmerican Energy's common equity level decreases below 42% of total capitalization, unless the decrease is beyond the control of MidAmerican Energy. MidAmerican Energy is also required to seek the approval of the IUB if MidAmerican Energy's equity level decreases to below 39%, even if the decrease is due to circumstances beyond the control of MidAmerican Energy. If MidAmerican Energy's common equity level were to drop below the required thresholds, MidAmerican Energy's ability to issue debt could be restricted. As of September 30, 2013, MidAmerican Energy's common equity ratio was 52% computed on a basis consistent with its commitment.

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

MidAmerican Energy's forecasted utility construction expenditures, which exclude amounts for non-cash equity AFUDC and other non-cash items, are approximately $1.1 billion for 2013 and include:

•	$391 million for the construction of 1,050 MW (nominal ratings) of wind-powered generating facilities expected to be placed in service in 2013, 2014 and 2015. Refer to additional discussion below.

•
$187 million for emissions control equipment, primarily at George Neal Energy Center Units 3 and 4 and Ottumwa Generating Station to meet air quality targets, including the reduction of sulfur dioxide, nitrogen oxides and particulate matter emissions.

•
$67 million for transmission system investments, including $25 million for Multi-Value Projects ("MVPs) approved by the Midcontinent Independent System Operator, Inc. ("MISO") for the construction of 245 miles of 345 kV transmission line located in Iowa and Illinois. MidAmerican Energy has entered into a contract totaling $342 million related to its MVPs approved by MISO with minimum payments of $17 million in 2013, $140 million in 2014, $149 million in 2015 and $36 million in 2016.

•	$17 million for other generation development projects.

•	Remaining amounts are for ongoing investments in distribution, generation and other infrastructure needed to serve existing and expected demand.
In August 2013, the IUB approved a settlement agreement between MidAmerican Energy and the Iowa Office of Consumer Advocate for ratemaking principles related to the construction of up to 1,050 MW (nominal ratings) of additional wind-powered generating facilities. The settlement agreement establishes a cost cap of $1.9 billion, including AFUDC, for the construction of 1,050 MW (nominal ratings) of wind-powered generating facilities and provides for a fixed rate of return on equity of 11.625% over the proposed 30-year useful lives of those facilities in any future Iowa rate proceeding. The cost cap ensures that, as long as total costs are below the cap, the investment will be deemed prudent in any future Iowa rate proceeding. Until such time as these generation assets are reflected in rates, and ceasing thereafter, MidAmerican Energy proposes reductions in the energy adjustment clause recoveries proposed in its current Iowa electric rate request of $3 million in 2015, $7 million in 2016 and $10 million for each calendar year thereafter, conditioned upon MidAmerican Energy having completed at least 350 MW (nominal ratings) of wind-powered generating facilities pursuant to the settlement agreement. MidAmerican Energy has entered into contracts totaling $1.3 billion related to these projects. Minimum payments are expected to be $343 million in 2013, $522 million in 2014 and $447 million in 2015. MidAmerican Energy expects all of these wind-powered generating facilities to qualify for federal production tax credits.

Contractual Obligations

As of September 30, 2013, there have been no material changes outside the normal course of business in MidAmerican Energy's and MidAmerican Funding's contractual obligations from the information provided in Item 7 of their Annual Report on Form 10‑K for the year ended December 31, 2012, other than the 2013 debt issuance and capital expenditures matters previously discussed.

Regulatory Matters

In May 2013, MidAmerican Energy filed a request with the IUB for an increase in Iowa retail electric rates. MidAmerican Energy began collecting interim rates in the third quarter of 2013, as approved by the IUB. The interim rates are being collected subject to refund pending a final decision by the IUB on MidAmerican Energy's requested rate increase. If approved, the proposed rate increase would be phased in over approximately three years and would result in equal annualized increases in revenues of $45 million, or 3.6%, above current rates, effective with the start of interim rates and again on January 1, 2015 and 2016, for a total annualized increase of $135 million when fully implemented. In addition to the request for an increase in base rates, the filing contains a request for the creation of two new adjustment clauses to be effective with the implementation of final approved rates. One clause would be for the recovery of changes in certain energy production related costs such as fuel, fuel transportation and the impacts of the production tax credit. The second clause would be for recovery of certain electric transmission charges. The filing also proposes a revenue sharing mechanism similar to that in place at MidAmerican Energy for a number of years that shares with customers revenues related to equity returns above 11.5%. A final decision by the IUB on MidAmerican Energy's request is expected by the end of the first quarter of 2014.

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

In anticipation of the April 16, 2015, Mercury and Air Toxics Standards ("MATS") compliance deadline, MidAmerican Energy evaluated each of its coal-fueled generating units for compliance with the MATS emission limits. Due to the MATS compliance costs, MidAmerican Energy plans to retire four coal-fueled generating units by March 31, 2015. These units are Walter Scott, Jr. Energy Center Units 1 and 2 and George Neal Energy Center Units 1 and 2. A fifth unit, Riverside Generating Station, will be limited to natural gas combustion by March 31, 2015. The units being retired produced 2.2 million MWh of electricity, or 7% of MidAmerican Energy's owned generation production, during 2012. These planned retirements are independent of and precede the April 2016 deadline by which these five units are required to stop burning solid fuel arising from the consent decree MidAmerican Energy previously agreed to with the Sierra Club.

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

Climate Change

GHG Performance Standards

Under the Clean Air Act, the EPA may establish emissions standards that reflect the degree of emissions reductions achievable through the best technology that has been demonstrated, taking into consideration the cost of achieving those reductions and any non-air quality health and environmental impact and energy requirements. The EPA entered into a settlement agreement with a number of parties, including certain state governments and environmental groups, in December 2010 to promulgate emissions standards covering GHG. In April 2012, the EPA proposed new source performance standards for new fossil-fueled generating facilities that would limit emissions of carbon dioxide to 1,000 pounds per MWh. In June 2013, the President announced a national climate change strategy and issued a presidential memorandum requiring the EPA to issue a re-proposed GHG new source performance standard for fossil-fueled generating facilities by September 2013. Rather than re-propose the April 2012 proposal, the EPA issued a new proposal. The September 2013 GHG new source performance standards released by the EPA set different standards for coal-fueled and natural gas-fueled generating facilities. The proposed standard for natural gas-fueled generating facilities considers the size of the unit and the electricity sent to the grid from the unit, establishing a standard of 1,000 to 1,100 pounds of carbon dioxide per MWh. The standard proposed for coal-fueled generating facilities is 1,100 pounds of carbon dioxide per MWh on an annual basis or 1,000 to 1,050 pounds of carbon dioxide per MWh averaged over a seven-year period, both of which would require partial carbon capture and sequestration. The proposed standards have not yet been published in the Federal Register; once they are published, a 60-day public comment period will commence prior to the EPA finalizing the standard. Any new fossil-fueled generating facilities constructed by MidAmerican Energy will be required to meet the final GHG new source performance standards.

In addition to requiring the EPA to re-propose standards for new fossil-fueled sources, the presidential memorandum requires the EPA to propose standards or guidelines for existing and modified fossil-fueled generating facilities by June 2014, to finalize those standards or guidelines by June 2015, and to require states to submit SIPs that comply with those standards or guidelines by June 2016. The EPA has scheduled listening sessions in its regional offices during October and November 2013 to gather pre-rulemaking input into the existing source standards or guidelines and has issued a five-page framing document to gather stakeholder feedback. Until the standards or guidelines for existing, modified or reconstructed units are proposed and finalized, the impact on MidAmerican Energy's existing facilities cannot be determined.

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

Collateral and Contingent Features

Debt securities of MidAmerican Energy are rated by credit rating agencies. Assigned credit ratings are based on each rating agency's assessment of MidAmerican Energy's ability to, in general, meet the obligations of its issued debt securities. The credit ratings are not a recommendation to buy, sell or hold securities, and there is no assurance that a particular credit rating will continue for any given period of time. As of September 30, 2013, MidAmerican Energy's credit ratings for its senior secured debt and its issuer credit ratings for senior unsecured debt from the three recognized credit rating agencies were investment grade. As a result of the issuance of first mortgage bonds by MidAmerican Energy in September 2013, its then outstanding senior unsecured debt was equally and ratably secured with such first mortgage bonds. Refer to Note 5 of MidAmerican Energy's Notes to Financial Statements in Item 1 of this Form 10-Q for a discussion of the issuance of the first mortgage bonds.

MidAmerican Funding and MidAmerican Energy have no credit rating downgrade triggers that would accelerate the maturity dates of its outstanding debt, and a change in ratings is not an event of default under the applicable debt instruments. MidAmerican Energy's unsecured revolving credit facilities do not require the maintenance of a minimum credit rating level in order to draw upon its availability. However, commitment fees and interest rates under the credit facilities are tied to credit ratings and increase or decrease when the ratings change. A ratings downgrade could also increase the future cost of commercial paper, short- and long-term debt issuances or new credit facilities.

In accordance with industry practice, certain wholesale agreements, including derivative contracts, contain credit support provisions that in part base MidAmerican Energy's collateral requirements on its credit ratings for senior unsecured debt as reported by one or more of the three recognized credit rating agencies. These agreements may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance," or in some cases terminate the contract, in the event of a material adverse change in MidAmerican Energy's creditworthiness. These rights can vary by contract and by counterparty. If all credit-risk-related contingent features or adequate assurance provisions for these agreements had been triggered as of September 30, 2013, MidAmerican Energy would have been required to post $189 million of additional collateral. MidAmerican Energy's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors. Refer to Note 8 of Notes to Financial Statements in Item 1 of this Form 10-Q for a discussion of MidAmerican Energy's collateral requirements specific to its derivative contracts.

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

For quantitative and qualitative disclosures about market risk affecting MidAmerican Energy and MidAmerican Funding, see Item 7A of their Annual Report on Form 10-K for the year ended December 31, 2012. MidAmerican Energy's and MidAmerican Funding's exposure to market risk and their management of such risk has not changed materially since December 31, 2012. Refer to Note 8 of Notes to Financial Statements in Item 1 of this Form 10-Q for disclosure of MidAmerican Energy's derivative positions as of September 30, 2013.

Item 4.	Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, the Company (MidAmerican Energy or MidAmerican Funding, as applicable) carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, the Company's management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms, and is accumulated and communicated to management, including the Company's Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company's internal control over financial reporting during the quarter ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

MIDAMERICAN FUNDING, LLC
MIDAMERICAN ENERGY COMPANY
(Registrants)

Date: November 1, 2013	/s/ Thomas B. Specketer
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
MidAmerican Energy and MidAmerican Funding

101
The following financial information from MidAmerican Energy's and MidAmerican Funding's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, is formatted in XBRL (eXtensible Business Reporting Language) and included herein: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged in summary and detail.