Form 10-K
period 2013-12-31
MIDAMERICAN ENERGY CO; MIDAMERICAN FUNDING LLC
filed 2014-03-03
CIK 928576, 1098296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

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
Securities registered pursuant to Section 12(g) of the Act: None

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
Yes ☐    No ☒

All of the member's equity of MidAmerican Funding, LLC is held by its parent company, MidAmerican Energy Holdings Company, as of January 31, 2014.

All common stock of MidAmerican Energy Company is held by its parent company, MHC Inc., which is a direct, wholly owned subsidiary of MidAmerican Funding, LLC. As of January 31, 2014, 70,980,203 shares of MidAmerican Energy Company common stock, without par value, were outstanding.

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

MidAmerican Energy and related entities
MEHC	MidAmerican Energy Holdings Company
MidAmerican Funding	MidAmerican Funding, LLC
MidAmerican Energy	MidAmerican Energy Company
MHC	MHC Inc.
Berkshire Hathaway	Berkshire Hathaway and its subsidiaries

Certain Industry Terms
AFUDC	Allowance for Funds Used During Construction
CAIR	Clean Air Interstate Rule
Dodd-Frank Reform Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
Dth	Decatherms
DSM	Demand-side Management
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
GHG	Greenhouse Gases
GWh	Gigawatt Hours
ICC	Illinois Commerce Commission
IUB	Iowa Utilities Board
LNG	Liquefied Natural Gas
MATS	Mercury and Air Toxics Standards
MISO	Midcontinent Independent System Operator, Inc.
MW	Megawatts
NRC	Nuclear Regulatory Commission
OCA	Iowa Office of Consumer Advocate
RCRA	Resource Conservation and Recovery Act
RTO	Regional Transmission Organization
SEC	United States Securities and Exchange Commission
SIP	State Implementation Plan

Forward-Looking Statements

This report contains statements that do not directly or exclusively relate to historical facts. These statements are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements can typically be identified by the use of forward-looking words, such as "will," "may," "could," "project," "believe," "anticipate," "expect," "estimate," "continue," "intend," "potential," "plan," "forecast" and similar terms. These statements are based upon MidAmerican Funding's and MidAmerican Energy's current intentions, assumptions, expectations and beliefs and are subject to risks, uncertainties and other important factors. Many of these factors are outside the control of MidAmerican Funding or MidAmerican Energy and could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include, among others:

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

•	a high degree of variance between actual and forecasted load or generation that could impact MidAmerican Energy's hedging strategy;

•	performance and availability of MidAmerican Energy's generating facilities, including the impacts of outages and repairs, transmission constraints, weather, including wind, and operating conditions;

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

•
the effects of catastrophic and other unforeseen events, which may be caused by factors beyond MidAmerican Energy's control or by a breakdown or failure of its operating assets, including storms, floods, fires, explosions, litigation, wars, terrorism and embargoes; and

•
other business or investment considerations that may be disclosed from time to time in MidAmerican Funding's or MidAmerican Energy's filings with the SEC or in other publicly disseminated written documents.

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

MIDAMERICAN FUNDING AND MHC

MidAmerican Funding conducts no business other than activities related to its debt securities and the ownership of MHC. MHC conducts no business other than the ownership of its subsidiaries and related corporate services. MHC's interests include 100% of the common stock of MidAmerican Energy, Midwest Capital and MEC Construction. MidAmerican Energy accounts for the predominant part of MidAmerican Funding's and MHC's assets, revenue and earnings. Financial information on MidAmerican Funding's segments of business is in Note 19 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

As of December 31, 2013, MidAmerican Funding and its subsidiaries had approximately 3,500 employees.

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

MidAmerican Energy also has nonregulated business activities consisting predominantly of competitive electricity and natural gas. Refer to the "Nonregulated Energy Operations" section later in this Item 1 for further discussion.

MidAmerican Energy had total assets of $11.9 billion as of December 31, 2013, and total operating revenue of $3.4 billion for 2013. Financial information on MidAmerican Energy's segments of business is disclosed in Note 19 of Notes to Financial Statements in Item 8 of this Form 10-K.

The percentages of MidAmerican Energy's operating revenue and net income derived from the following business activities for the years ended December 31 were as follows:

	2013	2012	2011
Operating revenue:
Regulated electric	52%	52%	47%
Regulated gas	24	20	22
Nonregulated energy	24	28	31
	100%	100%	100%

Net income:
Regulated electric	84%	84%	77%
Regulated gas	12	8	11
Nonregulated energy	4	8	12
	100%	100%	100%

As of December 31, 2013, MidAmerican Energy had approximately 3,500 employees, of which approximately 1,500 were covered by union contracts. MidAmerican Energy has three separate contracts with locals of the International Brotherhood of Electrical Workers ("IBEW") and the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union. A contract with the IBEW covering substantially all of the union employees expires April 30, 2017.

Regulated Electric Operations

Customers

The GWh and percentages of electricity sold to retail customers by jurisdiction for the years ended December 31 were as follows:

	2013		2012		2011

Iowa	20,217	90%	19,678	90%	19,597	90%
Illinois	2,015	9	2,038	9	2,066	9
South Dakota	220	1	208	1	210	1
	22,452	100%	21,924	100%	21,873	100%

Electricity sold to retail and wholesale customers by class of customer and the average number of retail customers for the years ended December 31 were as follows:

	2013		2012		2011
GWh sold:
Residential	6,572	20%	6,345	19%	6,476	20%
Small general service(1)	4,265	13	4,175	13	4,189	13
Large general service(2)	10,001	31	9,805	30	9,586	29
Other	1,614	5	1,599	5	1,622	5
Total retail	22,452	69	21,924	67	21,873	67
Wholesale	10,226	31	10,961	33	10,584	33
Total GWh sold	32,678	100%	32,885	100%	32,457	100%

Average number of retail customers (in thousands):
Residential	637	86%	633	86%	630	86%
Small general service(1)	86	12	85	12	84	12
Large general service(2)	2	—	2	—	2	—
Other	14	2	14	2	14	2
Total	739	100%	734	100%	730	100%

(1)	Generally includes commercial and industrial customers with a demand of 200 kilowatts or less.

(2)	Generally includes commercial and industrial customers with a demand of more than 200 kilowatts.
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

The annual hourly peak demand on MidAmerican Energy's electric system usually occurs as a result of air conditioning use during the cooling season. Peak demand represents the highest demand on a given day and at a given hour. On August 28, 2013, retail customer usage of electricity caused an hourly peak demand of 4,659 MW on MidAmerican Energy's electric distribution system, which is 93 MW less than the record hourly peak demand of 4,752 MW set July 19, 2011.

Generating Facilities and Fuel Supply

MidAmerican Energy has ownership interest in a diverse portfolio of generating facilities. The following table presents certain information regarding MidAmerican Energy's owned generating facilities as of December 31, 2013:

				Facility	Net Owned
			Year	Net Capacity	Capacity
Generating Facility	Location	Energy Source	Installed	(MW)(1)	(MW)(1)
COAL:
George Neal Unit No. 1(2)	Sergeant Bluff, IA	Coal	1964	138	138
George Neal Unit No. 2(2)	Sergeant Bluff, IA	Coal	1972	263	263
George Neal Unit No. 3	Sergeant Bluff, IA	Coal	1975	519	373
George Neal Unit No. 4	Salix, IA	Coal	1979	644	262
Louisa	Muscatine, IA	Coal	1983	746	657
Ottumwa	Ottumwa, IA	Coal	1981	704	366
Riverside Unit No. 3(2)	Bettendorf, IA	Coal	1925	4	4
Riverside Unit No. 5(2)	Bettendorf, IA	Coal	1961	130	130
Walter Scott, Jr. Unit No. 1(2)	Council Bluffs, IA	Coal	1954	39	39
Walter Scott, Jr. Unit No. 2(2)	Council Bluffs, IA	Coal	1958	81	81
Walter Scott, Jr. Unit No. 3	Council Bluffs, IA	Coal	1978	713	564
Walter Scott, Jr. Unit No. 4	Council Bluffs, IA	Coal	2007	805	480
				4,786	3,357
NATURAL GAS AND OTHER:
Greater Des Moines	Pleasant Hill, IA	Gas	2003-2004	484	484
Coralville	Coralville, IA	Gas	1970	67	67
Electrifarm	Waterloo, IA	Gas or Oil	1975-1978	182	182
Moline	Moline, IL	Gas	1970	64	64
Parr	Charles City, IA	Gas	1969	17	17
Pleasant Hill	Pleasant Hill, IA	Gas or Oil	1990-1994	161	161
River Hills	Des Moines, IA	Gas	1966-1967	117	117
Sycamore	Johnston, IA	Gas or Oil	1974	148	148
28 portable power modules	Various	Oil	2000	54	54
				1,294	1,294
WIND:
Adair	Adair, IA	Wind	2008	175	175
Carroll	Carroll, IA	Wind	2008	150	150
Century	Blairsburg, IA	Wind	2005-2008	200	200
Charles City	Charles City, IA	Wind	2008	75	75
Eclipse	Adair, IA	Wind	2012	200	200
Intrepid	Schaller, IA	Wind	2004-2005	176	176
Laurel	Laurel, IA	Wind	2011	120	120
Morning Light	Adair, IA	Wind	2012	101	101
Pomeroy	Pomeroy, IA	Wind	2007-2011	286	286
Rolling Hills	Massena, IA	Wind	2011	444	444
Victory	Westside, IA	Wind	2006	99	99
Vienna	Marshalltown, IA	Wind	2012-2013	150	150
Walnut	Walnut, IA	Wind	2008	153	153
				2,329	2,329
NUCLEAR:
Quad Cities Unit Nos. 1 and 2	Cordova, IL	Uranium	1972	1,816	454

HYDROELECTRIC:
Moline Unit Nos. 1-4	Moline, IL	Hydroelectric	1941	4	4

Total Available Generating Capacity				10,229	7,438

PROJECTS UNDER CONSTRUCTION(3)
Various wind projects				1,006	1,006
				11,235	8,444

(1)
Facility Net Capacity represents (except for wind-powered and hydroelectric generating facilities, which are nominal ratings) total facility accredited net generating capacity based on MidAmerican Energy's accreditation approved by the MISO. A wind turbine generator's nominal rating is the manufacturer's contractually specified capability (in MW) under specified conditions. The accreditation of the wind-powered generating facilities totaled 286 MW and is considerably less than the nominal ratings due to the varying nature of wind. Additionally, the Moline hydroelectric generating facilities were not accredited by the MISO for 2013 due to two of the units being out of service. Net Owned Capacity indicates MidAmerican Energy's ownership of Facility Net Capacity.

(2)
MidAmerican Energy currently anticipates retiring George Neal Unit Nos. 1 and 2 and Walter Scott, Jr. Unit Nos. 1 and 2 coal-fueled generating facilities between 2015 and 2016. Additionally, MidAmerican Energy currently plans to limit Riverside Unit Nos. 3 and 5 to natural gas combustion by March 31, 2015. Refer to "Environmental Laws and Regulations" in Item 7 of this Form 10-K for further discussion.

(3)	Facility Net Capacity and Net Owned Capacity for projects under construction each represent the estimated nominal ratings.
The following table shows the percentages of MidAmerican Energy's total energy supplied by energy source for the years ended December 31:

	2013	2012	2011

Coal	55%	58%	64%
Nuclear	12	11	11
Natural gas	1	2	1
Wind and other(1)	22	19	13
Total energy generated	90	90	89
Energy purchased - short-term contracts and other	9	8	10
Energy purchased - long-term contracts	1	2	1
	100%	100%	100%

(1)
All or some of the renewable energy attributes associated with generation from these generating facilities may be: (a) used in future years to comply with renewable portfolio standards or other regulatory requirements or (b) sold to third parties in the form of renewable energy credits or other environmental commodities.

The percentage of MidAmerican Energy's energy supplied by energy source varies from year to year and is subject to numerous operational and economic factors such as planned and unplanned outages, fuel commodity prices, fuel transportation costs, weather, environmental considerations, transmission constraints, and wholesale market prices of electricity. When factors for one energy source are less favorable, MidAmerican Energy must place more reliance on other energy sources. For example, MidAmerican Energy can generate more electricity using its low cost wind-powered generating facilities when factors associated with these facilities are favorable. When factors associated with wind resources are less favorable, MidAmerican Energy must increase its reliance on more expensive generation or purchased electricity. MidAmerican Energy manages certain risks relating to its supply of electricity and fuel requirements by entering into various contracts, which may be accounted for as derivatives, including forwards, futures, options, swaps and other agreements. Refer to General Regulation in this Item 1 for a discussion of energy cost recovery by jurisdiction and to Item 7A in this Form 10-K for a discussion of commodity price risk and derivative contracts.

All of the coal-fueled generating facilities operated by MidAmerican Energy are fueled by low-sulfur, western coal from the Powder River Basin in northeast Wyoming. MidAmerican Energy's coal supply portfolio includes multiple suppliers and mines under short-term and multi-year agreements of varying terms and quantities through 2016. MidAmerican Energy believes supply from these sources is presently adequate and available to meet MidAmerican Energy's needs. MidAmerican Energy's coal supply portfolio has all of its expected 2014 requirements under fixed-price contracts. MidAmerican Energy regularly monitors the western coal market for opportunities to enhance its coal supply portfolio.

MidAmerican Energy has a multi-year long-haul coal transportation agreement with BNSF Railway Company ("BNSF"), an affiliate company, for the delivery of coal to all of the MidAmerican Energy-operated coal-fueled generating facilities other than the George Neal Energy Center. Under this agreement, BNSF delivers coal directly to MidAmerican Energy's Walter Scott, Jr. Energy Center and to an interchange point with Canadian Pacific Railway for short-haul delivery to the Louisa and Riverside Energy Centers. MidAmerican Energy has a multi-year long-haul coal transportation agreement with Union Pacific Railroad Company for the delivery of coal to the George Neal Energy Center.

MidAmerican Energy is a 25% joint owner of Quad Cities Generating Station Units 1 and 2 ("Quad Cities Station"), a nuclear power plant. Exelon Generation Company, LLC ("Exelon Generation"), the 75% joint owner and the operator of Quad Cities Station, is a subsidiary of Exelon Corporation. Approximately one-third of the nuclear fuel assemblies in each reactor core at Quad Cities Station is replaced every 24 months. MidAmerican Energy has been advised by Exelon Generation that the following requirements for Quad Cities Station can be met under existing supplies or commitments: uranium requirements through 2015 and partial requirements through 2020; uranium conversion requirements through 2020; enrichment requirements through 2017 and partial requirements through 2028; and fuel fabrication requirements through 2021. MidAmerican Energy has been advised by Exelon Generation that it does not anticipate it will have difficulty in contracting for uranium, uranium conversion, enrichment or fabrication of nuclear fuel needed to operate Quad Cities Station during these time periods.

MidAmerican Energy uses natural gas and oil as fuel for intermediate and peak demand electric generation, igniter fuel, transmission support and standby purposes. These sources are presently in adequate supply and available to meet MidAmerican Energy's needs.

MidAmerican Energy owns more wind-powered generating capacity than any other United States rate-regulated electric utility and believes wind-powered generation offers a viable, economical and environmentally prudent means of supplying electricity and complying with laws and regulations. Pursuant to ratemaking principles approved by the IUB, all of MidAmerican Energy's wind-powered generating facilities in service at December 31, 2013, are authorized to earn a fixed rate of return on equity over their useful lives ranging from 11.625% to 12.2% in any future Iowa rate proceeding. Renewable resources have low to no emissions and require little or no fossil fuel. MidAmerican Energy's wind-powered generating facilities are eligible for federal renewable electricity production tax credits for 10 years from the date the facilities are placed in service. Production tax credits for MidAmerican Energy's currently eligible wind-powered generating facilities will begin expiring in 2014, with final expiration in 2023.

MidAmerican Energy sells and purchases electricity and ancillary services related to its generation and load in wholesale markets pursuant to the tariffs in those markets. MidAmerican Energy participates predominantly in the MISO energy and ancillary service markets, which provide MidAmerican Energy with wholesale opportunities over a large market area. MidAmerican Energy can enter into wholesale bilateral transactions in addition to market activity related to its assets. MidAmerican Energy is authorized to participate in the Southwest Power Pool, Inc. and PJM Interconnection, L.L.C. ("PJM") markets and can contract with several other major transmission-owning utilities in the region. MidAmerican Energy can utilize both financial swaps and physical fixed-price electricity sales and purchases contracts to reduce its exposure to electricity price volatility.

MidAmerican Energy's total net generating capability accredited by MISO in the summer of 2013 was 5,412 MW, including a reduction for 89 MW of net capacity sales. Accredited net generating capability represents the amount of generation available to meet the requirements of MidAmerican Energy's retail customers and consists of MidAmerican Energy-owned generation, certain customer "behind the meter" generators and the net amount of capacity purchases and sales. Accredited capacity may vary from the nominal, or design, capacity ratings, particularly for wind turbines whose output is dependent upon wind levels at any given time. Additionally, the actual amount of generating capacity available at any time may be less than the accredited capacity due to regulatory restrictions, transmission constraints, fuel restrictions and generating units being temporarily out of service for inspection, maintenance, refueling, modifications or other reasons.

Transmission

Electricity from MidAmerican Energy's generating facilities and purchased electricity is delivered to wholesale markets and its retail customers via the transmission facilities of MidAmerican Energy and others. MidAmerican Energy participates in the MISO energy and ancillary services markets as a transmission-owning member and, accordingly, operates its transmission assets at the direction of the MISO. The MISO manages its energy and ancillary service markets using reliability-constrained economic dispatch of the region's generation. For both the day-ahead and real-time (every five minutes) markets, the MISO analyzes generation commitments to provide market liquidity and transparent pricing while maintaining transmission system reliability by minimizing congestion and maximizing efficient energy transmission. Additionally, through its FERC-approved open access transmission tariff ("OATT"), the MISO performs the role of transmission service provider throughout the MISO footprint and administers the long-term planning function. Costs of the MISO and related costs of the participants are shared among the participants through a number of mechanisms in accordance with the MISO OATT.

Regulated Natural Gas Operations

MidAmerican Energy is engaged in the procurement, transportation, storage and distribution of natural gas for customers in its service territory. MidAmerican Energy purchases natural gas from various suppliers and contracts with interstate natural gas pipelines for transportation of the gas to MidAmerican Energy's service territory and for storage and balancing services. MidAmerican Energy sells natural gas and delivery services to end-use customers on its distribution system; sells natural gas to other utilities, municipalities and energy marketing companies; and transports natural gas through its distribution system for end-use customers who have independently secured their supply of natural gas. During 2013, 48% of the total natural gas delivered through MidAmerican Energy's distribution system was associated with transportation service.

Customers

The percentages of natural gas sold to retail customers by jurisdiction for the years ended December 31 were as follows:

	2013	2012	2011

Iowa	76%	76%	76%
South Dakota	13	13	13
Illinois	10	10	10
Nebraska	1	1	1
	100%	100%	100%

The percentages of natural gas sold to retail and wholesale customers by class of customer, total Dth of natural gas sold, total Dth of transportation service and the average number of retail customers for the years ended December 31 were as follows:

	2013	2012	2011

Residential	46%	41%	49%
Small general service(1)	24	21	24
Large general service(1)	4	5	4
Total retail	74	67	77
Wholesale(2)	26	33	23
	100%	100%	100%

Total Dth of natural gas sold (in thousands)	115,857	99,453	100,154
Total Dth of transportation service (in thousands)	78,208	73,675	73,045
Total average number of retail customers (in thousands)	719	714	709

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

On January 6, 2014, MidAmerican Energy recorded its all-time highest peak-day delivery through its distribution system of 1,281,762 Dth, which is 126,289 Dth above the previous record set on January 15, 2009. The new peak-day delivery consisted of 69% traditional retail sales service and 31% transportation service. The supply sources used by MidAmerican Energy to meet the deliveries to its traditional retail sales service customers on January 6, 2014, were as follows:

	Thousands	Percent
	of	of
	Dth	Total

Interstate pipeline supply	512	58%
Leased pipeline storage	272	31
MidAmerican Energy LNG facilities	103	11
	887	100%

Fuel Supply and Capacity

MidAmerican Energy is allowed to recover all of its costs to procure natural gas supply for its regulated retail natural gas customers through purchased gas adjustment clauses ("PGA") billed to those customers. Accordingly, as long as MidAmerican Energy is prudent in its procurement practices, MidAmerican Energy's regulated retail natural gas customers retain the risk associated with fluctuations in the market price of natural gas. MidAmerican Energy uses several strategies designed to maintain a reliable natural gas supply and reduce the impact of volatility in natural gas prices on its regulated retail natural gas customers. These strategies include the purchase of a geographically diverse supply portfolio from producers and third party energy marketing companies, the use of leased storage and LNG peaking facilities, the use of financial derivatives to fix the price on a portion of the anticipated natural gas requirements of MidAmerican Energy's customers and the maintenance of regulatory arrangements to share savings and costs with customers.

MidAmerican Energy contracts for firm natural gas pipeline capacity to transport natural gas from key production areas and liquid market centers to its service territory through direct interconnects to the pipeline systems of several interstate natural gas pipeline systems, including Northern Natural Gas Company, an affiliate company. MidAmerican Energy has multiple pipeline interconnections into several larger markets within its distribution system. Multiple pipeline interconnections create competition among pipeline suppliers for transportation capacity to serve those markets, thus reducing costs. In addition, multiple pipeline interconnections increase delivery reliability and give MidAmerican Energy the ability to optimize delivery of the lowest cost supply from the various production areas and liquid market centers into these larger markets. Benefits to MidAmerican Energy's distribution system customers are shared among all jurisdictions through a consolidated PGA.

At times, the natural gas pipeline capacity available through MidAmerican Energy's firm capacity portfolio may exceed the requirements of retail customers on MidAmerican Energy's distribution system. Firm capacity in excess of MidAmerican Energy's system needs can be resold to other companies to achieve optimum use of the available capacity. Past IUB and South Dakota Public Utilities Commission ("SDPUC") rulings have allowed MidAmerican Energy to retain 30% of the respective jurisdictional revenue on the resold capacity, with the remaining 70% being returned to customers through the PGAs.

MidAmerican Energy utilizes natural gas storage leased from the interstate pipelines to meet retail customer requirements, manage fluctuations in demand due to changes in weather and other usage factors and manage variation in seasonal natural gas pricing. MidAmerican Energy typically withdraws natural gas from storage during the heating season when customer demand is historically at its peak and injects natural gas into storage during off-peak months when customer demand is historically lower than during the heating season. MidAmerican Energy also utilizes its three LNG facilities to meet peak day demands during the winter heating season. The leased storage and LNG facilities reduce MidAmerican Energy's dependence on natural gas purchases during the volatile winter heating season and can deliver approximately 50% of MidAmerican Energy's anticipated retail sales requirements on a peak winter day.

MidAmerican Energy attempts to optimize the value of its regulated transportation capacity, natural gas supply and leased storage arrangements by engaging in wholesale transactions. IUB and SDPUC rulings have allowed MidAmerican Energy to retain 50% of the respective jurisdictional margins earned on wholesale sales of natural gas, with the remaining 50% being returned to customers through the PGAs.

In 1995, the IUB gave initial approval of MidAmerican Energy's Incentive Gas Supply Procurement Plan, which seeks to establish a market-based reference price for key components of MidAmerican Energy's natural gas supply costs. In September 2013, the IUB extended the program through October 31, 2016. Under the program, as amended, MidAmerican Energy is required to file with the IUB annually a comparison of its actual natural gas procurement costs to the reference price. If MidAmerican Energy's actual natural gas supply costs for the applicable period were less or greater than an established tolerance band around the reference price, then MidAmerican Energy shares a portion of the savings or costs with customers. A similar program has also been in effect in South Dakota since 1995 and in October 2013 was extended through October 31, 2016. Since the implementation of these programs, MidAmerican Energy has successfully achieved savings relative to the applicable reference prices and shared such savings with its regulated retail natural gas customers. MidAmerican Energy's portion of shared savings is reflected in results of nonregulated energy operations.

MidAmerican Energy is not aware of any factors that would cause material difficulties in meeting its anticipated retail customer demand for the foreseeable future.

Demand-side Management

MidAmerican Energy has provided a comprehensive set of DSM programs to its Iowa electric and gas customers since 1990 and to customers in its other jurisdictions in more recent years. The programs are designed to reduce energy consumption and more effectively manage when energy is used, including management of seasonal peak loads. Current programs offer services to customers such as energy engineering audits and information on how to improve the efficiency of their homes and businesses. To assist customers in investing in energy efficiency, MidAmerican Energy offers rebates or incentives encouraging the purchase and installation of high-efficiency equipment such as lighting, heating and cooling equipment, weatherization, motors, process equipment and systems, as well as incentives for efficient construction. Incentives are also paid to residential customers who participate in the air conditioner load control program and nonresidential customers who participate in the nonresidential load management program. Although subject to prudence reviews, state regulations allow for contemporaneous recovery of costs incurred for the DSM programs through state-specific energy efficiency service charges paid by all retail electric and gas customers. During 2013, $81 million was expended on MidAmerican Energy's DSM programs resulting in an estimated 250,000 MWh of electric and 468,000 Dth of gas first-year energy savings and an estimated 338 MW of electric and 7,084 Dth per day of gas peak load management.

Nonregulated Energy Operations

MidAmerican Energy has nonregulated energy operations that consist of competitive electricity and natural gas retail sales and gas income-sharing arrangements. Nonregulated electric activities predominantly include sales to retail customers in Illinois, Texas, Maryland and other states that allow customers to choose their energy supplier. Nonregulated gas activities predominantly include sales to retail customers in Iowa and Illinois. For its nonregulated retail energy activities, MidAmerican Energy purchases electricity and natural gas from producers and third party energy marketing companies and sells it directly to commercial, industrial and governmental end-users. MidAmerican Energy does not own nonregulated electricity or natural gas production assets but hedges its contracted sales obligations either with physical supply arrangements or financial products. As of December 31, 2013, MidAmerican Energy had contracts in place for the sale of electricity and natural gas totaling 15,584,000 MWh and 24,450,000 Dth, respectively, with weighted average lives of 1.9 years and 1.5 years, respectively. In addition, MidAmerican Energy manages natural gas supplies for a number of smaller commercial end-users, which includes the sale of natural gas to these customers to meet their supply requirements.

The percentages of electricity sold to nonregulated retail customers by state for the years ended December 31 were as follows:

	2013	2012	2011

Illinois	71%	73%	75%
Texas	16	13	11
Maryland	6	9	9
Other	7	5	5
	100%	100%	100%

The percentages of natural gas sold to nonregulated customers by state for the years ended December 31 were as follows:

	2013	2012	2011

Iowa	89%	89%	88%
Illinois	7	7	8
Other	4	4	4
	100%	100%	100%

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

State Regulation

MidAmerican Energy is regulated by the IUB as to retail rates, services and in other respects as provided by the laws of Iowa. MidAmerican Energy is regulated by the ICC as to bundled retail rates, unbundled delivery services, services that have not been declared to be competitive, aspects of competitive gas sales, issuance of securities, affiliate transactions, acquisition and sale of securities and in other respects as provided by the laws of Illinois. MidAmerican Energy is also subject to regulation by the SDPUC as to electric and gas retail rates and service as provided by the laws of South Dakota.

Historically, state regulatory commissions have established retail electric and natural gas rates on a cost-of-service basis, which are designed to allow MidAmerican Energy an opportunity to recover what each state regulatory commission deems to be reasonable costs of providing services, including a fair opportunity to earn a reasonable return on its investments based on its cost of debt and equity. Retail electric rates are generally based on the cost of providing traditional bundled services, including generation, transmission and distribution. In addition to return on investment, MidAmerican Energy's cost of service generally reflects a representative level of prudent expenses, including cost of sales, operating expense, depreciation and amortization, and income and other tax expense, reduced by wholesale electricity and other revenue. The allowed operating expenses are typically based on actual historical costs adjusted for known and measurable or forecasted changes. State regulatory commissions may adjust rates for various reasons, including pursuant to a review of: (a) MidAmerican Energy's revenue and expenses during a defined test period and (b) MidAmerican Energy's level of investment. State regulatory commissions typically have the authority to review and change rates on their own initiative; however, they may also initiate reviews at the request of MidAmerican Energy, utility customers or organizations representing groups of customers. MidAmerican Energy and such parties, however, may agree with one another not to request a review of or changes to rates for a specified period of time.

Except for Illinois, MidAmerican Energy has an exclusive right to serve retail customers within its service territories, and in turn, has an obligation to provide service to those customers. In Illinois, state law has established a competitive environment so that all Illinois customers are free to choose their retail service supplier. For customers that choose an alternative retail energy supplier, MidAmerican Energy continues to have an ongoing obligation to deliver the supplier's energy to the retail customer. MidAmerican Energy bills the retail customer for such delivery services. MidAmerican Energy also has an obligation to serve customers at regulated cost-based rates and has a continuing obligation to serve customers who have not selected a competitive electricity provider. To date, there has been no significant loss of customers in Illinois.

Iowa law permits rate-regulated utilities to seek ratemaking principles with the IUB prior to the construction of certain types of new generating facilities. Pursuant to this law, MidAmerican Energy has applied for and obtained IUB ratemaking principles orders for a 484 MW (MidAmerican Energy's share) coal-fueled generating facility, a 495 MW combined cycle natural gas-fueled generating facility and 2,285 MW (nominal ratings) of wind-powered generating facilities in service at December 31, 2013, excluding the wind-powered facilities discussed below. These ratemaking principles authorize a fixed rate of return on equity for the respective generating facilities over the regulatory life of the facilities. As of December 31, 2013, these generating facilities totaled $3.5 billion, or 38%, of utility plant, net and were subject to these ratemaking principles at a weighted average return on equity of 12.0% with a weighted average remaining life of 22 years.

Additionally, in August 2013, the IUB approved a settlement agreement between MidAmerican Energy and the OCA for ratemaking principles related to the construction of up to 1,050 MW (nominal ratings) of wind-powered generating facilities, 44 MW (nominal ratings) of which were in-service at December 31, 2013, but are not reflected in the determination of base rates for the current Iowa electric rate request. The settlement agreement establishes a cost cap of $1.9 billion, including AFUDC, for the construction of 1,050 MW (nominal ratings) of wind-powered generating facilities and provides for a fixed rate of return on equity of 11.625% over the proposed 30-year useful lives of those facilities in any future Iowa rate proceeding. The cost cap ensures that, as long as total costs are below the cap, the investment will be deemed prudent in any future Iowa rate proceeding. Until such time as these generation assets are reflected in rates, and ceasing thereafter, MidAmerican Energy proposes reductions in the energy adjustment clause recoveries proposed in its current Iowa electric rate request of $3 million in 2015, $7 million in 2016 and $10 million for each calendar year thereafter, conditioned upon MidAmerican Energy having completed at least 350 MW (nominal ratings) of wind-powered generating facilities pursuant to this settlement agreement. MidAmerican Energy anticipates having at least 350 MW (nominal ratings) of wind-powered generating facilities in service by the end of 2014.

In May 2013, MidAmerican Energy filed a request with the IUB for an increase in Iowa retail electric rates. MidAmerican Energy began collecting, subject to refund, interim rates in the third quarter of 2013 as approved by the IUB. In November 2013, MidAmerican Energy filed with the IUB a non-unanimous settlement agreement between MidAmerican Energy, the OCA and environmental parties in the proceeding. The settlement agreement, which is subject to IUB approval, proposes an increase in base rates that would be phased in over approximately three years and would result in equal annualized increases in revenues of $45 million, or 3.6% over 2012, effective with the start of interim rates and again on January 1, 2015 and 2016, for a total annualized increase of $135 million when fully implemented. Under the settlement agreement, the parties agree not to seek or support an increase or decrease in the final base rates to become effective prior to January 1, 2018, unless MidAmerican Energy projects its return on equity for 2015, 2016 or 2017 to be below 10%. In addition to an increase in base rates, the settlement agreement provides for the creation of two new adjustment clauses to be effective with the implementation of final approved rates. One clause would be for the recovery of changes in certain energy production related costs such as fuel, fuel transportation and the impacts of the production tax credit. The second clause would be for recovery of certain electric transmission charges. The adjustment clauses allow for fluctuations in these costs to be contemporaneously recovered from customers. The settlement agreement also proposes a revenue sharing mechanism that shares with customers 80% of revenues related to equity returns above 11%. In February 2014, the IUB held a decision meeting and voted to approve the settlement without material modification. The public decision announcement is not final, and the IUB has the discretion to alter its decision on the issues. The IUB’s decision will only become final when the written order is issued. A written order is expected from the IUB by the end of the first quarter of 2014.

In December 2013, MidAmerican Energy filed a request with the Illinois Commerce Commission ("ICC") for a $22 million, or 17%, annual increase in Illinois retail electric base rates. In addition to the increase in base rates, the filing contains a request for the creation of a new adjustment clause for recovery of certain electric transmission charges to be effective with the implementation of final approved rates. A final ICC decision in the case is expected in late 2014.

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

MidAmerican Energy is currently exposed to fluctuations in electric energy costs relating to retail sales in Iowa as it does not have an energy cost adjustment mechanism through which fluctuations in electric energy costs can be recovered in that jurisdiction. Under its current Illinois and South Dakota electric tariffs, MidAmerican Energy is allowed to recover fluctuations in electric energy costs for its retail electric generation through fuel cost adjustment mechanisms.

MidAmerican Energy's cost of gas is collected for each jurisdiction in its gas rates through a uniform PGA, which is updated monthly to reflect changes in actual costs. Subject to prudence reviews, the PGA accomplishes a pass-through of MidAmerican Energy's cost of gas to its customers and, accordingly, has no direct effect on net income. MidAmerican Energy's DSM program costs are collected through separately established rates that are adjusted annually based on actual and expected costs, as approved by the respective state regulatory commission. As such, recovery of DSM program costs has no direct impact on net income.

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

Wholesale Electricity and Capacity

The FERC regulates MidAmerican Energy's rates charged to wholesale customers for electricity and transmission capacity and related services. Most of MidAmerican Energy's wholesale electricity sales and purchases occur under market-based pricing allowed by the FERC and are therefore subject to market volatility. MidAmerican Energy's authority to sell electricity in wholesale electricity markets at market-based rates is subject to triennial reviews conducted by the FERC. During such reviews, MidAmerican Energy must demonstrate a lack of market power over sales of wholesale electricity and electric generation capacity in its market area. MidAmerican Energy's most recent triennial filings were submitted in June 2011 for the FERC-defined Northeast Region and November 2011 for the FERC-defined Central Region. In February and July 2012, the FERC issued orders finding that MidAmerican Energy's June and November 2011 submittals, respectively, satisfied the FERC's requirements for market-based rate authority. Under the FERC's market-based rules, MidAmerican Energy must also file with the FERC a notice of change in status when there is a significant change in the conditions that the FERC relied upon in granting market-based rate authority.

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

The NRC regulates the granting of permits and licenses for the construction and operation of nuclear generating stations and regularly inspects such stations for compliance with applicable laws, regulations and license terms. Current licenses for Quad Cities Station provide for operation until December 14, 2032. The NRC review and regulatory process covers, among other things, operations, maintenance, and environmental and radiological aspects of such stations. The NRC may modify, suspend or revoke licenses and impose civil penalties for failure to comply with the Atomic Energy Act, the regulations under such Act or the terms of such licenses. Following the March 2011 earthquake and tsunami in Japan that severely damaged the Fukushima Daiichi nuclear generating facility, the NRC launched a review of the incident to determine any issues that may be applicable to the nuclear industry in the United States. In March 2012, the NRC issued three orders to modify commercial nuclear power reactor licenses in response to lessons learned from the Fukushima incident. These orders include requirements for improved containment venting, spent fuel pool instrumentation, and mitigation strategies for beyond-design-basis external events to be implemented by December 31, 2016. Plans and strategies to implement the orders are being reviewed by the NRC and the nuclear industry. The impact of these orders and potential additional requirements could result in higher operations and maintenance expense, higher capital costs, extended outages or a combination thereof at Quad Cities Station.

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

Under the Nuclear Waste Policy Act of 1982 ("NWPA"), the U.S. Department of Energy ("DOE") is responsible for the selection and development of repositories for, and the permanent disposal of, spent nuclear fuel and high-level radioactive wastes. Exelon Generation, as required by the NWPA, signed a contract with the DOE under which the DOE was to receive spent nuclear fuel and high-level radioactive waste for disposal beginning not later than January 1998. The DOE did not begin receiving spent nuclear fuel on the scheduled date and remains unable to receive such fuel and waste. The costs to be incurred by the DOE for disposal activities are being financed by fees charged to owners and generators of the waste. In November 2013, a three-judge panel of the United States Court of Appeals for the District of Columbia Circuit ruled that the DOE should not be allowed to charge an annual fee for disposal costs until it determines how the fuel and wastes will be deposited permanently. On January 3, 2014, the DOE petitioned the court for rehearing before the full court. In 2004, Exelon Generation reached a settlement with the DOE concerning the DOE's failure to begin accepting spent nuclear fuel in 1998. As a result, Quad Cities Station has been billing the DOE, and the DOE is obligated to reimburse the station for all station costs incurred due to the DOE's delay. Exelon Generation has completed construction of an interim spent fuel storage installation ("ISFSI") at Quad Cities Station to store spent nuclear fuel in dry casks in order to free space in the storage pool. The first pad at the ISFSI is expected to facilitate storage of casks to support operations at Quad Cities Station until at least 2020. The first storage in a dry cask commenced in November 2005. By 2020, Exelon Generation plans to add a second pad to the ISFSI to accommodate storage of spent nuclear fuel through the end of operations at Quad Cities Station.

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

Exelon Generation purchases private market nuclear liability insurance for Quad Cities Station in the maximum available amount of $375 million, which includes coverage for MidAmerican Energy's ownership. In accordance with Price-Anderson, excess liability protection above that amount is provided by a mandatory industry-wide Secondary Financial Protection program under which the licensees of nuclear generating facilities could be assessed for liability incurred due to a serious nuclear incident at any commercial nuclear reactor in the United States. Currently, MidAmerican Energy's aggregate maximum potential share of an assessment for Quad Cities Station is approximately $64 million per incident, payable in installments not to exceed $9 million annually.

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

MIDWEST CAPITAL

Midwest Capital is a wholly owned nonregulated subsidiary of MHC with total assets of $10 million as of December 31, 2013. Midwest Capital's primary activity is the management of utility service area investments to support economic development. Midwest Capital's principal interest is Dakota Dunes, a 1,920-acre planned residential and commercial development in southeastern South Dakota. The major construction phase of the planned community is complete, and the marketing phase to sell developed residential and commercial lots is in progress. As of December 31, 2013, 73% of the development available for sale had been sold. Additionally, Midwest Capital has other investments, consisting principally of an equity investment in an equipment lease related to a 7% undivided interest in an electric generating station leased to a utility located in Arizona.

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

MidAmerican Energy is subject to operating uncertainties and events beyond its control that impact the costs to operate, maintain, repair and replace utility systems, which could adversely affect its financial results.

The operation of complex utility systems that are spread over large geographic areas involves many operating uncertainties and events beyond MidAmerican Energy's control. These potential events include the breakdown or failure of thermal, nuclear and other electricity generating facilities and related equipment, transmission and distribution lines or other equipment or processes, which could lead to catastrophic events; unscheduled outages; strikes, lockouts or other labor-related actions; shortages of qualified labor; transmission and distribution system constraints; terrorist activities or military or other actions, including cyberattacks; fuel shortages or interruptions; unavailability of critical equipment, materials and supplies; low water flows and other weather-related impacts; performance below expected levels of output, capacity or efficiency; operator error; third party excavation errors; design, construction or manufacturing defects; and catastrophic events such as severe storms, floods, fires, earthquakes, explosions, wars, terrorism, and embargoes. A catastrophic event might result in injury or loss of life, extensive property damage or environmental or natural resource damages. Any of these events or other operational events could significantly reduce or eliminate MidAmerican Energy's revenue or significantly increase its expenses. For example, if MidAmerican Energy cannot operate its electricity or natural gas facilities at full capacity due to damage caused by a catastrophic event, its revenue could decrease and its expenses could increase due to the need to obtain energy from more expensive sources. Further, MidAmerican Energy self-insures many risks, and current and future insurance coverage may not be sufficient to replace lost revenue or cover repair and replacement costs. The scope, cost and availability of MidAmerican Energy's insurance coverage may change, including the portion that is self-insured. Any reduction of MidAmerican Energy's revenue or increase in its expenses resulting from the risks described above, could adversely affect its financial results.

MidAmerican Energy is subject to extensive federal, state and local legislation and regulation, including numerous environmental, health, safety, reliability and other laws and regulations that affect its operations and costs. These laws and regulations are complex, dynamic and subject to new interpretations or change. In addition, new laws and regulations are continually being proposed and enacted that impose new or revised requirements or standards on MidAmerican Energy.

MidAmerican Energy is required to comply with numerous federal, state and local laws and regulations that have broad application to MidAmerican Energy and limit its ability to independently make and implement management decisions regarding, among other items, constructing, acquiring or disposing of operating assets; acquiring businesses; operating and maintaining generating facilities and transmission and distribution system assets; setting rates charged to customers; establishing capital structures and issuing debt or equity securities; transacting with affiliates; and paying dividends or similar distributions. These laws and regulations are followed in developing MidAmerican Energy's safety and compliance programs and procedures and are implemented and enforced by federal, state and local regulatory agencies, such as, among others, the Occupational Safety and Health Administration, the FERC, the EPA, the NRC and the IUB.

Compliance with applicable laws and regulations generally requires MidAmerican Energy to obtain and comply with a wide variety of licenses, permits, inspections, audits and other approvals. Further, compliance with laws and regulations can require significant capital and operating expenditures, including expenditures for new equipment, inspection, cleanup costs, removal and remediation costs, damages arising out of contaminated properties and refunds, fines, penalties and injunctive measures affecting operating assets for failure to comply with environmental regulations. Compliance activities pursuant to existing or new laws and regulations could be prohibitively expensive or otherwise uneconomical. As a result, MidAmerican Energy could be required to shut down some facilities or materially alter their operations. Further, MidAmerican Energy may not be able to obtain or maintain all required environmental or other regulatory approvals and permits for its operating assets or development projects. Delays in, or active opposition by third parties to, obtaining any required environmental or regulatory authorizations or failure to comply with the terms and conditions of the authorizations may increase costs or prevent or delay MidAmerican Energy from operating its facilities, developing or favorably locating new facilities or expanding existing facilities. If MidAmerican Energy fails to comply with any environmental or other regulatory requirements, it may be subject to penalties and fines or other sanctions, including changes to the way its electricity generating facilities are operated that may adversely impact generation. The costs of complying with laws and regulations could adversely affect its financial results. Not being able to operate existing facilities or develop new generating facilities to meet customer electricity needs could require MidAmerican Energy to increase its purchases of electricity on the wholesale market, which could increase market and price risks and adversely affect its financial results.

Existing laws and regulations, while comprehensive, are subject to changes and revisions from ongoing policy initiatives by legislators and regulators and to interpretations that may ultimately be resolved by the courts. For example, changes in laws and regulations could result in, but are not limited to, increased competition within MidAmerican Energy's service territories; new environmental requirements, including the implementation of renewable portfolio standards and GHG emissions reduction goals; the issuance of new or stricter air quality standards; the implementation of energy efficiency mandates; the issuance of regulations governing the management and disposal of coal combustion byproducts; changes in forecasting requirements; changes to MidAmerican Energy's service territories as a result of condemnation or takeover by municipalities or other governmental entities, particularly where it lacks the exclusive right to serve its customers; or the inability of MidAmerican Energy to recover its costs. In addition to changes in existing legislation and regulation, new laws and regulations are likely to be enacted from time to time that impose additional or new requirements or standards on MidAmerican Energy's businesses.

Implementing actions required under, and otherwise complying with, new federal and state laws and regulations and changes in existing ones are among the most challenging aspects of managing utility operations. MidAmerican Energy cannot accurately predict the type or scope of future laws and regulations that may be enacted, changes in existing ones or new interpretations by agency orders or court decisions nor can MidAmerican Energy determine their impact on it at this time; however, any one of these could adversely affect MidAmerican Energy's financial results through higher capital expenditures and operating costs or restrict or otherwise cause an adverse change in how MidAmerican Energy operates its business. To the extent that MidAmerican Energy is not allowed by its regulators to recover or cannot otherwise recover the costs to comply with new laws and regulations or changes in existing ones, the costs of complying with such additional requirements could have a material adverse effect on MidAmerican Energy's financial results. Additionally, even if such costs are recoverable in rates, if they are substantial and result in rates increasing to levels that substantially reduce customer demand, this could have a material adverse effect on MidAmerican Energy's financial results.

Recovery of costs by MidAmerican Energy is subject to regulatory review and approval, and the inability to recover costs may adversely affect its financial results.

State Rate Proceedings

MidAmerican Energy establishes rates for its regulated retail service through state regulatory proceedings. These proceedings typically involve multiple parties, including government bodies and officials, consumer advocacy groups and various consumers of energy, who have differing concerns but generally have the common objective of limiting rate increases while also requiring MidAmerican Energy to ensure system reliability. Decisions are subject to judicial appeal, potentially leading to further uncertainty associated with the approval proceedings.

States set retail rates based in part upon the state regulatory commission's acceptance of an allocated share of total utility costs, including any impact of non-tariffed revenues. When states adopt different methods to calculate interjurisdictional cost allocations, some costs may not be incorporated into rates of any state. Ratemaking is also generally done on the basis of estimates of normalized costs, so if a given year's realized costs are higher than normalized costs, rates may not be sufficient to cover those costs. In some cases, actual costs are lower than the normalized or estimated costs recovered through rates and from time-to-time may result in a state regulator requiring refunds to customers. Each state regulatory commission generally sets rates based on a test year established in accordance with that commission's policies. The test year data adopted by each state regulatory commission may create a lag between the incurrence of a cost and its recovery in rates. Each state regulatory commission also decides the allowed levels of expense, investment and capital structure that it deems are just and reasonable in providing the service and may disallow recovery in rates for any costs that it believes do not meet such standard. Additionally, each state regulatory commission establishes the allowed rate of return MidAmerican Energy will be given an opportunity to earn on its sources of capital. While rate regulation is premised on providing a fair opportunity to earn a reasonable rate of return on invested capital, the state regulatory commissions do not guarantee that MidAmerican Energy will be able to realize a reasonable rate of return.

In Iowa, MidAmerican Energy is currently not permitted to pass through energy, including fuel transportation, cost increases in its retail rates without a general rate case. Any significant increase in fuel costs for electricity generation or purchased electricity costs could have a negative impact on MidAmerican Energy, despite efforts to minimize this impact through the use of hedging contracts or through future general rate cases. Any of these consequences could adversely affect MidAmerican Energy's financial results.

FERC Jurisdiction

The FERC authorizes cost-based rates associated with MidAmerican Energy's transmission facilities. Under the Federal Power Act, MidAmerican Energy may voluntarily file, or may be obligated to file, for changes, including general rate changes, to its system-wide transmission service rates. General rate changes implemented may be subject to refund. The FERC also has responsibility for approving both cost- and market-based rates under which MidAmerican Energy sells electricity at wholesale and has broad jurisdiction over energy markets. The FERC may impose price limitations, bidding rules and other mechanisms to address some of the volatility of these markets or could revoke or restrict the ability of MidAmerican Energy to sell electricity at market-based rates, which could adversely affect its financial results. The FERC also maintains rules concerning standards of conduct, affiliate restrictions, interlocking directorates and cross-subsidization. As a transmission owning member of the MISO, MidAmerican Energy is also subject to MISO-directed modifications of market rules, which are subject to FERC approval and operational procedures. The FERC may also impose substantial civil penalties for any non-compliance with the Federal Power Act and the FERC's rules and orders.

The North American Electric Reliability Corporation ("NERC") has standards in place to ensure the reliability of the electric transmission grid and generation system. MidAmerican Energy is subject to the NERC's regulations and periodic audits to ensure compliance with those regulations. The NERC may carry out enforcement actions for non-compliance and administer significant financial penalties, subject to the FERC's review.

MidAmerican Energy is actively pursuing, developing and constructing new or expanded facilities, the completion and expected costs of which are subject to significant risk, and it has significant funding needs related to its planned capital expenditures.

MidAmerican Energy actively pursues, develops and constructs new or expanded facilities. It expects to incur substantial annual capital expenditures over the next several years. Such expenditures include and may include in the future, among others, construction and other costs for new electricity generating facilities, electric transmission or distribution projects, environmental control and compliance systems, and continued maintenance and upgrades of existing assets.

Development and construction of major facilities are subject to substantial risks, including fluctuations in the price and availability of commodities, manufactured goods, equipment, labor, siting and permitting and changes in environmental and operational compliance matters, load forecasts and other items over a multi-year construction period, as well as counterparty risk and the economic viability of MidAmerican Energy's suppliers, customers and contractors. Certain of MidAmerican Energy's construction projects are substantially dependent upon a single supplier or contractor and replacement of such supplier or contractor may be difficult and cannot be assured. These risks may result in the inability to timely complete a project or higher than expected costs to complete an asset and place it in service. Such costs may not be recoverable in the regulated rates or market or contract prices MidAmerican Energy is able to charge its customers. Delays in construction of renewable projects may result in delayed in-service dates, which may result in the loss of applicable income tax benefits. It is also possible that additional generation needs may be obtained through power purchase agreements, which could increase long-term purchase obligations and force reliance on the operating performance of a third party. The inability to successfully and timely complete a project, avoid unexpected costs or recover any such costs could adversely affect MidAmerican Energy's financial results.

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

A significant sustained decrease in demand for electricity or natural gas in the markets served by MidAmerican Energy would decrease its operating revenue and could adversely affect its financial results.

A significant sustained decrease in demand for electricity or natural gas in the markets served by MidAmerican Energy would significantly reduce its operating revenue and could adversely affect its financial results. Factors that could lead to a decrease in market demand include, among others:

•	a depression, recession or other adverse economic condition that results in a lower level of economic activity or reduced spending by consumers on electricity or natural gas;

•	an increase in the market price of electricity or natural gas or a decrease in the price of other competing forms of energy;

•
efforts by customers, legislators and regulators to reduce the consumption of electricity generated or distributed by MidAmerican Energy through various conservation, energy efficiency and distributed generation measures and programs;

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

As a result, the overall financial results of MidAmerican Energy may fluctuate substantially on a seasonal and quarterly basis. MidAmerican Energy has historically provided less service, and consequently earned less income, when weather conditions are mild. Unusually mild weather in the future may adversely affect its financial results through lower revenue or margins. Conversely, unusually extreme weather conditions could increase its costs to provide services and could adversely affect its financial results. The extent of fluctuation in MidAmerican Energy's financial results may change depending on a number of factors related to its regulatory environment and contractual agreements, including its ability to recover energy costs, the existence of revenue sharing provisions and terms of the wholesale sale contracts.

MidAmerican Energy is subject to market risk associated with the wholesale energy markets, which could adversely affect MidAmerican Energy's financial results.

In general, MidAmerican Energy's primary market risk is adverse fluctuations in the market price of wholesale electricity and fuel, including natural gas, coal and fuel oil, which is compounded by volumetric changes affecting the availability of or demand for electricity and fuel. The market price of wholesale electricity may be influenced by several factors, such as the adequacy or type of generating capacity, scheduled and unscheduled outages of generating facilities, prices and availability of fuel sources for generation, disruptions or constraints to transmission and distribution facilities, weather conditions, demand for electricity, economic growth and changes in technology. Volumetric changes are caused by fluctuations in generation or changes in customer needs that can be due to the weather, electricity and fuel prices, the economy, regulations or customer behavior. For example, MidAmerican Energy purchases electricity and fuel in the open market as part of its normal operating business. If market prices rise, especially in a time when larger than expected volumes must be purchased at market prices, MidAmerican Energy may incur significantly greater expense than anticipated. Likewise, if electricity market prices decline in a period when MidAmerican Energy is a net seller of electricity in the wholesale market, it could earn less revenue. Although MidAmerican Energy has energy cost adjustment mechanisms in Illinois and South Dakota, the risks associated with changes in market prices may not be fully mitigated.

A downgrade in MidAmerican Energy's credit ratings could negatively affect its access to capital, increase the cost of borrowing or raise energy transaction credit support requirements.

MidAmerican Energy's long-term debt is rated by various rating agencies. MidAmerican Energy cannot assure that its long-term debt ratings will not be reduced in the future. Although none of its outstanding debt has rating-downgrade triggers that would accelerate a repayment obligation, a credit rating downgrade would increase the borrowing costs and commitment fees on its revolving credit agreements and other financing arrangements, perhaps significantly. In addition, it would likely be required to pay a higher interest rate in future financings, and the potential pool of investors and funding sources would likely decrease. Further, access to the commercial paper market, its principal source of short-term borrowings, could be significantly limited resulting in higher interest costs.

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

Potential terrorist activities and the impact of military or other actions, including cyberattacks, could adversely affect MidAmerican Energy's financial results.

The ongoing threat of terrorism and the impact of military or other actions by nations or politically, ethnically or religiously motivated organizations regionally or globally may create increased political, economic, social and financial market instability, which could subject MidAmerican Energy's operations to increased risks. Additionally, the United States government has issued warnings that energy assets, specifically pipeline, nuclear generation and other electric utility infrastructure, are potential targets for terrorist attacks, including cyberattacks. Cyberattacks could adversely affect MidAmerican Energy's ability to operate its facilities, information technology and business systems, or compromise confidential customer and employee information. Political, economic, social or financial market instability or damage to or interference with the operating assets of MidAmerican Energy, customers or suppliers may result in business interruptions, lost revenue, higher commodity prices, disruption in fuel supplies, lower energy consumption and unstable markets, particularly with respect to electricity and natural gas, and increased security, repair or other costs, any of which may materially adversely affect MidAmerican Energy in ways that cannot be predicted at this time. Any of these risks could materially affect MidAmerican Energy's financial results. Furthermore, instability in the financial markets as a result of terrorism, sustained or significant cyberattacks, or war could also materially adversely affect MidAmerican Energy's ability to raise capital.

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

•
Regulatory Risk - The NRC may modify, suspend or revoke licenses and impose civil penalties for failure to comply with applicable Atomic Energy Act regulations or the terms of the licenses of nuclear facilities. Unless extended, the NRC operating licenses for Quad Cities Station will expire in 2032. Changes in regulations by the NRC could require a substantial increase in capital expenditures or result in increased operating or decommissioning costs.

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

MidAmerican Energy is subject to counterparty credit risk, which could adversely affect its financial results.

MidAmerican Energy is subject to counterparty credit risk related to contractual payment obligations with wholesale suppliers, customers and other participants in organized RTO markets. Adverse economic conditions or other events affecting counterparties with whom MidAmerican Energy conducts business could impair the ability of these counterparties to meet their payment obligations. MidAmerican Energy depends on these counterparties to remit payments on a timely basis. MidAmerican Energy continues to monitor the creditworthiness of its wholesale suppliers and customers in an attempt to reduce the impact of any potential counterparty default. If strategies used to minimize these risk exposures are ineffective or if any of MidAmerican Energy's wholesale suppliers' or customers' financial condition deteriorates or they otherwise become unable to pay, it could have a significant adverse impact on MidAmerican Energy's financial results.

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

MidAmerican Energy is subject to counterparty performance risk, which could adversely affect its financial results.

MidAmerican Energy is subject to counterparty performance risk related to performance of contractual obligations by wholesale suppliers, customers, contractors and other participants in organized RTO markets. MidAmerican Energy relies on wholesale suppliers to deliver commodities, primarily natural gas, coal and electricity, in accordance with short- and long-term contracts. Failure or delay by suppliers to provide these commodities pursuant to existing contracts could disrupt the delivery of electricity and require MidAmerican Energy to incur additional expenses to meet customer needs. In addition, when these contracts terminate, MidAmerican Energy may be unable to purchase the commodities on terms equivalent to the terms of current contracts.

MidAmerican Energy relies on wholesale customers to take delivery of the energy they have committed to purchase. Failure of customers to take delivery may require MidAmerican Energy to find other customers to take the energy at lower prices than the original customers committed to pay. If MidAmerican Energy's wholesale customers are unable to fulfill their obligations, there may be a significant adverse impact on MidAmerican Energy's financial results.

Inflation and changes in commodity prices and fuel transportation costs may adversely affect MidAmerican Energy's financial results.

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

Costs of providing MidAmerican Energy's defined benefit pension and other postretirement benefit plans depend upon a number of factors, including the rates of return on plan assets, the level and nature of benefits provided, discount rates, the interest rates used to measure required minimum funding levels, changes in benefit design, tax deductibility and funding limits, changes in laws and government regulation and MidAmerican Energy's required or voluntary contributions made to the plans. MidAmerican Energy's pension plans are in underfunded positions. Even if sustained growth in the investments over future periods increases the value of these plans' assets, MidAmerican Energy will likely be required to make significant cash contributions to fund these plans in the future. Additionally, the plans have investments in domestic and foreign equity and debt securities and other investments that are subject to loss. Losses from investments could add to the volatility, size and timing of future contributions. Furthermore, the Pension Protection Act of 2006, as amended, may result in more volatility in the amount and timing of future pension contributions.

In addition, MidAmerican Energy is required to fund over time the projected costs of decommissioning Quad Cities Station, a nuclear power plant. Funds MidAmerican Energy has invested in a nuclear decommissioning trust are invested in debt and equity securities and poor performance of these investments will reduce the amount of funds available for their intended purpose, which could require MidAmerican Energy to make additional cash contributions. Such cash funding obligations, which are also impacted by the other factors described above, could have a material impact on MidAmerican Energy's liquidity by reducing its available cash.

Disruptions in the financial markets could affect MidAmerican Energy's ability to obtain debt financing, draw upon or renew existing credit facilities, and have other adverse effects on MidAmerican Energy.

Disruptions in the financial markets could affect MidAmerican Energy's ability to obtain debt financing, or to draw upon or renew existing credit facilities, and have other adverse effects on MidAmerican Energy. Significant dislocations and liquidity disruptions in the United States and global credit markets, such as those that occurred in 2008 and 2009, may materially impact liquidity in the bank and debt capital markets, making financing terms less attractive for borrowers that are able to find financing and, in other cases, may cause certain types of debt financing, or any financing, to be unavailable. Additionally, economic uncertainty in the United States or globally may adversely affect the United States' credit markets and could negatively impact MidAmerican Energy's ability to access funds on favorable terms or at all. If MidAmerican Energy is unable to access the bank and debt markets to meet liquidity and capital expenditure needs, it may adversely affect the timing and amount of MidAmerican Energy's capital expenditures and its financial results.

MidAmerican Energy may be involved in a variety of legal proceedings, the outcomes of which are uncertain and could adversely affect its financial results.

MidAmerican Energy is, and in the future may become, a party to a variety of legal proceedings. Litigation is subject to many uncertainties, and MidAmerican Energy cannot predict the outcome of individual matters with certainty. It is possible that the final resolution of some of the matters in which MidAmerican Energy may be involved could result in additional material payments substantially in excess of established reserves or in terms that could require MidAmerican Energy to change business practices and procedures or divest ownership of assets. Further, litigation could result in the imposition of financial penalties or injunctions and adverse regulatory consequences, any of which could limit MidAmerican Energy's ability to take certain desired actions or the denial of needed permits, licenses or regulatory authority to conduct its business, including the siting or permitting of facilities. Any of these outcomes could have a material adverse effect MidAmerican Energy's financial results.

MEHC could exercise control over MidAmerican Funding and MidAmerican Energy in a manner that would benefit MEHC to the detriment of MidAmerican Funding's creditors or MidAmerican Energy's creditors.

MEHC is the sole member of MidAmerican Funding and, accordingly, indirectly owns all of MidAmerican Energy's common stock and has effective control over all decisions requiring shareholder approval. In circumstances involving a conflict of interest between MEHC and MidAmerican Funding's or MidAmerican Energy's creditors, MEHC could exercise its control in a manner that would benefit MEHC to the detriment of the creditors.

Potential changes in accounting standards may impact MidAmerican Energy's financial results and disclosures in the future, which may change the way analysts measure its business or financial performance.

The Financial Accounting Standards Board ("FASB") and the SEC continuously make changes to accounting standards and disclosure and other financial reporting requirements. New or revised accounting standards and requirements issued by the FASB or the SEC or new accounting orders issued by the FERC could significantly impact MidAmerican Energy's financial results and disclosures.

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

The electric transmission system of MidAmerican Energy at December 31, 2013, included 1,000 miles of 345 kilovolt (“kV”) lines, 1,400 miles of 161 kV lines and 1,400 miles of 69 kV lines. MidAmerican Energy's electric distribution system included 370 substations at December 31, 2013. Gas property consists primarily of natural gas mains and services lines, meters and related distribution equipment, including feeder lines to communities served from natural gas pipelines owned by others. The gas distribution facilities of MidAmerican Energy included 22,500 miles of gas mains and service lines as of December 31, 2013. In addition, gas property includes three liquefied natural gas plants and one propane-air plant. Refer to the "Regulated Natural Gas Operations" discussion in Item 1 of this Form 10-K for information regarding these facilities.

Utility plant, including construction work in progress and net of accumulated depreciation, by functional classification is as follows as of December 31 (in millions):

	2013	2012
Electric:
Generation	$5,933	$5,440
Transmission	743	697
Distribution	1,768	1,655
Gas distribution	884	830
	$9,328	$8,622

Refer to Note 19 of MidAmerican Energy's Notes to Financial Statements in Item 8 of this Form 10-K for a discussion of operating segments.

Item 3.	Legal Proceedings

None.

Item 4.	Mine Safety Disclosures

None.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

All common stock of MidAmerican Energy is held by its parent company, MHC, which is a direct, wholly owned subsidiary of MidAmerican Funding. MidAmerican Funding is an Iowa limited liability company whose membership interest is held solely by MEHC.

In 2013 and 2012, MidAmerican Energy declared and paid dividends of $125 million and $- million, respectively, to MHC.

For a discussion of regulatory restrictions that limit MidAmerican Energy's ability to pay dividends on common stock, refer to "Debt Authorizations and Related Matters" in Item 7 and to Note 8 of Notes to Financial Statements in Item 8 of this Form 10‑K.

Item 6.	Selected Financial Data

The following tables set forth selected consolidated historical financial data of MidAmerican Energy and MidAmerican Funding, which should be read in conjunction with the information in Item 7 of this Form 10-K and with their respective historical financial statements and notes thereto in Item 8 of this Form 10-K. The selected historical financial data has been derived from each company's audited historical financial statements and notes thereto.

MIDAMERICAN ENERGY COMPANY
SELECTED FINANCIAL DATA
(Amounts in millions)

	Years Ended December 31,
	2013	2012	2011	2010	2009
Statement of Operations Data:
Operating revenue	$3,403	$3,242	$3,501	$3,810	$3,693
Operating income	356	370	429	459	468
Net income(1)	350	355	319	357	350
Earnings on common stock	349	354	318	357	349

	As of December 31,
	2013	2012	2011	2010	2009
Balance Sheet Data:
Total assets	$11,869	$11,232	$10,310	$9,010	$8,607
Long-term debt(2)	3,552	3,259	3,115	2,865	2,865
MidAmerican Energy common shareholder's equity	3,845	3,608	3,244	2,931	2,929

(1)
Net income for 2012, 2011 and 2010 reflects $16 million, $35 million and $61 million, respectively, of income tax benefits recognized for changes in MidAmerican Energy's tax accounting methods used to determine current income tax deductions. Refer to Note 10 of Notes to Financial Statements in Item 8 of this Form 10-K.

(2)	Includes current portion.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
SELECTED FINANCIAL DATA
(Amounts in millions)

	Years Ended December 31,
	2013	2012	2011	2010	2009
Consolidated Statement of Operations Data:
Operating revenue	$3,413	$3,247	$3,503	$3,815	$3,699
Operating income	357	369	428	460	469
Net income(1)	341	343	305	340	328
Net income attributable to MidAmerican Funding	340	342	304	340	327

	As of December 31,
	2013	2012	2011	2010	2009
Consolidated Balance Sheet Data:
Total assets	$13,167	$12,530	$11,605	$10,310	$9,908
Long-term debt(2)	3,877	3,584	3,440	3,390	3,390
MidAmerican Funding member's equity	4,677	4,324	3,972	3,673	3,428
Note payable to affiliate	135	246	231	14	254

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

Results of Operations

Overview

MidAmerican Energy -

MidAmerican Energy's earnings on common stock for 2013 was $349 million, a decrease of $5 million, or 1%, compared to 2012 due to a $50 million decrease in regulated electric wholesale gross margin from higher costs for purchased power and generation, a $23 million decrease in nonregulated electric gross margin due to continued competitive pressures, a $13 million increase in fossil-fueled generating facility maintenance and a $11 million increase in depreciation and amortization expense primarily as a result of additional wind-powered generating facilities placed in service in the second half of 2012 net of the impact of depreciation rate changes in 2012 and 2013. The decreases in earnings on common stock were partially offset by a $59 million increase in regulated electric retail gross margins primarily due to adjustment clauses in Iowa and Illinois, interim Iowa electric retail rates implemented in August 2013 and a 2% increase in retail sales volumes, and a $31 million increase in regulated gas gross margins due to colder temperatures in 2013 primarily from the unusually warm temperatures in 2012.

MidAmerican Energy's earnings on common stock for 2012 was $354 million, an increase of $36 million, or 11%, compared to $318 million for 2011. The increase was primarily due to income tax benefits and lower interest expense, partially offset by lower operating income. The increase in income tax benefits was due to greater production tax credits for wind-powered generation, primarily as a result of additional facilities placed in service in 2011 and 2012 and the effects of ratemaking. Interest expense decreased due to MidAmerican Energy's redemption of $400 million of its 5.65% senior notes in December 2011 and $275 million of its 5.125% senior notes in June 2012. Operating income decreased $59 million to $370 million for 2012 compared to 2011. Higher regulated electric retail gross margins due to revenues from new adjustment clauses in Iowa and Illinois and abnormally hot temperatures in the second and third quarters of 2012 were more than offset by higher depreciation expense as a result of utility plant placed in service, increases in certain operations and maintenance expense and lower nonregulated electric and regulated gas gross margins due to mild weather and competitive pressures.

MidAmerican Funding -

Net income attributable to MidAmerican Funding for 2013 was $340 million, a decrease of $2 million, or 1%, compared to $342 million for 2012. Net income attributable to MidAmerican Funding for 2012 was $342 million, an increase of $38 million, or 13%, compared to $304 million for 2011. The variances in net income attributable to MidAmerican Funding were due principally to the factors discussed for MidAmerican Energy.

Regulated Electric Gross Margin

A comparison of key results related to regulated electric gross margin is as follows for the years ended December 31:

	2013	2012	Change		2012	2011	Change
Gross margin (in millions):
Operating revenue	$1,762	$1,694	$68	4%	$1,694	$1,662	$32	2%
Cost of fuel, energy and capacity	517	458	59	13	458	491	(33)	(7)
Gross margin	$1,245	$1,236	$9	1	$1,236	$1,171	$65	6

Sales (GWh):
Residential	6,572	6,345	227	4%	6,345	6,476	(131)	(2)%
Small general service	4,265	4,175	90	2	4,175	4,189	(14)	—
Large general service	10,001	9,805	196	2	9,805	9,586	219	2
Other	1,614	1,599	15	1	1,599	1,622	(23)	(1)
Total retail	22,452	21,924	528	2	21,924	21,873	51	—
Wholesale	10,226	10,961	(735)	(7)	10,961	10,584	377	4
Total sales	32,678	32,885	(207)	(1)	32,885	32,457	428	1

Average number of retail customers (in thousands)	739	734	5	1%	734	730	4	1%

Average revenue per MWh:
Retail	$65.76	$63.58	$2.18	3%	$63.58	$61.45	$2.13	3%
Wholesale	$25.08	$25.15	$(0.07)	—%	$25.15	$27.82	$(2.67)	(10)%

Heating degree days	6,733	5,169	1,564	30%	5,169	6,255	(1,086)	(17)%
Cooling degree days	1,143	1,394	(251)	(18)%	1,394	1,194	200	17%

Sources of energy (GWh)(1):
Coal	18,222	19,459	(1,237)	(6)%	19,459	21,123	(1,664)	(8)%
Nuclear	3,889	3,880	9	—	3,880	3,836	44	1
Natural gas	267	623	(356)	(57)	623	339	284	84
Wind and other(2)	7,458	6,415	1,043	16	6,415	4,265	2,150	50
Total energy generated	29,836	30,377	(541)	(2)	30,377	29,563	814	3
Energy purchased	3,528	3,249	279	9	3,249	3,561	(312)	(9)
Total	33,364	33,626	(262)	(1)	33,626	33,124	502	2

(1)	GWh amounts are net of energy used by the related generating facilities.

(2)
All or some of the renewable energy attributes associated with generation from these generating facilities may be: (a) used in future years to comply with renewable portfolio standards or other regulatory requirements or (b) sold to third parties in the form of renewable energy credits or other environmental commodities.

Electric gross margin for 2013 increased $9 million compared to 2012. Retail gross margin increased $59 million compared to 2012 due to $36 million from higher electric retail rates, a $34 million increase in retail sales volumes due to a higher use per customer and customer growth, and a $4 million increase from sales of renewable energy credits. The higher electric retail rates reflect adjustment clauses implemented in Iowa and Illinois in the first half of 2012 and interim Iowa electric retail rates providing for a $45 million annualized increase in revenues, which were implemented in August 2013. The increases in retail gross margin were partially offset by a $15 million decrease from higher generation costs for retail primarily from new coal transportation agreements effective in 2013. Wholesale gross margin decreased $50 million compared to 2012 primarily due to a lower average margin per megawatt hour sold as a result of higher prices for, and volumes of, purchased power and an increase in generation costs primarily from new coal transportation agreements.

Electric gross margin for 2012 increased $65 million compared to 2011. Retail gross margin increased $66 million due to $43 million from adjustment clauses implemented in Iowa and Illinois in 2012, $14 million for increased use of lower-cost generation for retail and $5 million from increased recoveries through bill riders predominantly for DSM program costs. Changes in recoveries through the bill riders are substantially matched by changes in other operating expenses and depreciation and amortization. Increases from customer growth and abnormally hot spring and summer temperatures were substantially offset by decreases from unseasonably warm winter temperatures and other usage factors. Wholesale gross margin decreased a total of $1 million due to a lower average margin per megawatt hour sold in 2012 partially offset by the increase in wholesale sales volumes.

Regulated Gas Gross Margin

A comparison of key results related to regulated gas gross margin is as follows for the years ended December 31:

	2013	2012	Change		2012	2011	Change
Gross margin (in millions):
Operating revenue	$824	$659	$165	25%	$659	$769	$(110)	(14)%
Cost of gas sold	558	424	134	32	424	519	(95)	(18)
Gross margin	$266	$235	$31	13	$235	$250	$(15)	(6)

Natural gas throughput (000's Dths):
Residential	53,725	41,326	12,399	30%	41,326	48,575	(7,249)	(15)%
Small general service	27,308	20,926	6,382	30	20,926	24,461	(3,535)	(14)
Large general service	5,017	4,586	431	9	4,586	4,466	120	3
Other	45	31	14	45	31	50	(19)	(38)
Total retail sales	86,095	66,869	19,226	29	66,869	77,552	(10,683)	(14)
Wholesale sales	29,762	32,584	(2,822)	(9)	32,584	22,602	9,982	44
Total sales	115,857	99,453	16,404	16	99,453	100,154	(701)	(1)
Gas transportation service	78,208	73,675	4,533	6	73,675	73,045	630	1
Total gas throughput	194,065	173,128	20,937	12	173,128	173,199	(71)	—

Average number of retail customers (in thousands)	719	714	5	1%	714	709	5	1%
Average revenue per retail Dth sold	$7.87	$8.11	$(0.24)	(3)%	$8.11	$8.38	$(0.27)	(3)%
Average cost of natural gas per retail Dth sold	$5.16	$5.03	$0.13	3%	$5.03	$5.53	$(0.50)	(9)%

Combined retail and wholesale average cost of natural gas per Dth sold	$4.81	$4.26	$0.55	13%	$4.26	$5.18	$(0.92)	(18)%

Heating degree days	7,036	5,442	1,594	29%	5,442	6,460	(1,018)	(16)%

Regulated gas revenue includes PGAs through which MidAmerican Energy is allowed to recover the cost of gas sold from its retail gas utility customers. Consequently, fluctuations in the cost of gas sold do not directly affect gross margin or net income because regulated gas revenue reflects comparable fluctuations through the PGAs. For 2013 compared to 2012, MidAmerican Energy's combined retail and wholesale average per-unit cost of gas sold increased 13%, resulting in an increase of $64 million in gas revenue and cost of gas sold. Additionally, the increase in total sales volumes compared to 2012 increased revenue and cost of gas sold for 2013. Gas gross margin increased $31 million for 2013 compared to 2012 primarily due to higher retail sales volumes as a result of colder temperatures in 2013 primarily from unusually warm temperatures in 2012.

For 2012 compared to 2011, MidAmerican Energy's combined retail and wholesale average per-unit cost of gas sold decreased 18%, resulting in a decrease of $91 million in gas revenue and cost of gas sold. The decrease in gas retail sales volumes, partially offset by the increase in gas wholesale sales volumes, also reduced gas revenue and cost of gas sold for 2012. Gas gross margin decreased $15 million for 2012 compared to 2011 due primarily to lower retail sales volumes as a result of unseasonably warm winter and spring temperatures and other usage factors.

Regulated Operating Costs and Expenses

Other operating expenses of $435 million for 2013 increased $8 million compared to 2012 due to an increase of $3 million in each of gas distribution costs, transmission costs from MISO and pension and postretirement costs, a $2 million increase in DSM program costs, which are matched by increases in related electric and gas revenue, and $2 million from the write-off of Iowa carbon reduction study costs, partially offset by a $6 million decrease in administrative costs. Other operating expenses of $427 million for 2012 increased $14 million compared to 2011 due to a $7 million increase in customer accounts expense primarily due to an adjustment in 2011 to the reserve for uncollectible accounts, a $4 million increase in generation operation expense due primarily to additional wind-powered generation placed in service in the second half of 2011 and a $3 million increase in DSM program costs.

Maintenance expense of $224 million for 2013 increased $4 million compared to 2012 due to higher fossil-fueled generating facility maintenance costs of $13 million primarily related to a Louisa Generating Station outage, partially offset by lower distribution and other power generation maintenance. Maintenance expense of $220 million for 2012 increased $23 million compared to 2011 due to a $15 million increase in costs for generating facility maintenance primarily related to the wind-powered generating facilities placed in service in the second half of 2011 and increases in general plant and transmission maintenance costs.

Depreciation and amortization expense of $403 million for 2013 increased $11 million compared to 2012 due to a $31 million increase in utility plant depreciation primarily from additional wind-powered generating facilities placed in service in the second half of 2012, partially offset by a $14 million decrease for the net effect of changes in depreciation rates in 2012 and 2013, as discussed below, a $3 million decrease in a regulatory expense related to nuclear decommissioning accruals and a $3 million decrease from the discontinued amortization of Iowa carbon study costs. Depreciation and amortization expense of $392 million for 2012 increased $56 million compared to 2011 as a result of a $58 million increase in utility plant depreciation primarily from additional wind-powered generating facilities placed in service in the second half of 2011 and the second half of 2012 and a $3 million increase from credits recorded in 2011 related to a revenue sharing arrangement in Iowa, partially offset by a $7 million decrease for the net effect of changes in depreciation rates in 2011 and 2012.

During the second quarter of 2011, MidAmerican Energy revised its electric and gas utility plant depreciation rates based on the results of a depreciation study. The new rates generally reflect longer estimated useful lives and lower net salvage. The effect of this change was to reduce depreciation and amortization expense by $16 million for 2011 and $28 million annually based on depreciable plant balances at the time of the change. During the third quarter of 2012, MidAmerican Energy revised its depreciation rates for certain generation facility assets reflecting shorter estimated useful lives resulting in a $5 million increase in depreciation and amortization expense for 2012 and $11 million annually based on depreciable plant balances at the time of the change. During the third quarter of 2013, MidAmerican Energy revised its depreciation rates for certain electric generating facilities based on the results of a new depreciation study. The new rates reflect longer estimated useful lives for wind-powered generating facilities placed in service in 2011 and 2012 and a lower accrual rate for the cost of removal regulatory liability related to coal-fueled generating facilities. The effect of this change was to reduce depreciation and amortization expense by $20 million for 2013 and $49 million annually based on depreciable plant balances at the time of the change.

Nonregulated Gross Margin

MidAmerican Energy -

	2013	2012	Change		2012	2011	Change
Gross margin (in millions):
Nonregulated operating revenue	$817	$889	$(72)	(8)%	$889	$1,070	$(181)	(17)%
Nonregulated cost of sales	764	807	(43)	(5)	807	972	(165)	(17)
Nonregulated gross margin	$53	$82	$(29)	(35)	$82	$98	$(16)	(16)

Nonregulated electric retail sales (GWh)	9,497	10,327	(830)	(8)%	10,327	10,797	(470)	(4)%

Nonregulated gas sales (000's Dths)	36,887	36,470	417	1%	36,470	35,982	488	1%

MidAmerican Energy's nonregulated gross margin decreased $29 million for 2013 compared to 2012 and decreased $16 million for 2012 compared to 2011. The following table presents the margins related to various nonregulated activities (in millions):

	2013	2012	2011

Nonregulated electric	$49	$72	$87
Nonregulated gas	2	3	3
Other	2	7	8
	$53	$82	$98

For 2013 compared to 2012, lower volumes, prices and costs for electric sales, partially offset by higher volumes, prices and costs for gas sales resulted in decreases to nonregulated operating revenue and cost of sales. For 2012 compared to 2011, lower prices, costs and volumes for electric sales and lower prices and costs for gas sales, partially offset by an increase in gas sales volumes, resulted in decreases to nonregulated operating revenue and cost of sales. Nonregulated gross margins declined in 2013 and 2012 relative to the comparative year primarily due to competitive pressures that reduced the volumes and margin per unit in MidAmerican Energy’s nonregulated electric business.

Non-Operating Income

MidAmerican Energy -

Allowance for equity funds of $19 million for 2013 increased $5 million compared to 2012 as a result of higher construction work-in-progress balances primarily related to emissions control equipment at three of MidAmerican Energy's jointly owned generating units.

MidAmerican Energy's other, net of $15 million for 2013 increased $6 million compared to 2012 due to higher returns from corporate-owned life insurance policies.

Fixed Charges

MidAmerican Energy -

Interest on long-term debt of $150 million for 2013 increased $8 million compared to 2012. In September 2013, MidAmerican Energy issued $350 million of 2.40% First Mortgage Bonds, $250 million of 3.70% First Mortgage Bonds and $350 million of 4.80% First Mortgage Bonds resulting in an increase to interest on long-term debt. Additionally, a larger balance of deferred payments for construction of wind-powered generating facilities in 2012 and 2011 increased interest expense in 2013. Refer to Note 8 of Notes to Financial Statements in Item 8 of this Form 10‑K for further discussion. These increases in interest on long-term debt were partially offset by a decrease from MidAmerican Energy's redemption of $275 million of 5.125% senior notes in June 2012.

Interest on long-term debt of $142 million for 2012 decreased $15 million compared to 2011 as a result of MidAmerican Energy's redemption of $400 million of 5.65% senior notes in December 2011 and $275 million of 5.125% senior notes in June 2012, partially offset by an increase related to a larger balance of deferred payments for construction of wind-powered generating facilities.

Allowance for borrowed funds of $7 million for 2013 increased $2 million compared to 2012 as a result of higher construction work-in-progress balances primarily related to emissions control equipment at three of MidAmerican Energy's jointly owned generating units.

Income Tax Benefit

MidAmerican Energy -

MidAmerican Energy's income tax benefit was $103 million for 2013, an increase of $4 million compared to $99 million for 2012, with an effective tax rate of (42)% for 2013 and (39)% for 2012. The change in the effective tax rate was due to an increase in production tax credits of $31 million in 2013, partially offset by lower income tax benefits of $10 million from the effects of ratemaking and a reduction in income tax benefits related to changes in the income tax accounting methods used to determine current deductibility of certain utility costs, as discussed below.

MidAmerican Energy's income tax benefit was $99 million for 2012, an increase of $82 million compared to $17 million for 2011, with an effective tax rate of (39)% for 2012 and (6)% for 2011. The change in the effective tax rate was due to an increase in production tax credits of $48 million in 2012, greater income tax benefits of $21 million from the effects of ratemaking, and lower pre-tax income, partially offset by a reduction in income tax benefits related to changes in the income tax accounting methods used to determine current deductibility of certain utility costs.

MidAmerican Energy's income tax benefit for the year ended December 31, 2012, reflects $16 million of federal income tax benefits recognized in connection with an income tax method change for income tax years prior to 2012 related to repair costs for its regulated utility electric transmission and distribution assets based on guidance published by the Internal Revenue Service. MidAmerican Energy's income tax benefit for the year ended December 31, 2011, reflects $35 million of federal income tax benefits in conjunction with the partial resolution of certain tax issues related to tax positions taken for income tax method changes in 2009 and 2010 associated with the determination of current income tax deductions for repair costs and administrative and general costs related to certain of MidAmerican Energy's regulated utility assets.

The income tax method changes result in current deductibility for applicable repair and administrative and general costs, which are capitalized for book purposes. MidAmerican Energy retroactively applied the method changes and deducted amounts related to prior years' costs on the tax return that includes the year of change. State utility rate regulation in Iowa requires that the tax effect of certain temporary differences be flowed through immediately to customers. Therefore, certain deferred amounts that would otherwise have been recognized in income tax expense have been included as changes in regulatory assets in recognition of MidAmerican Energy's ability to recover increased tax expense when such temporary differences reverse. This treatment of such temporary differences impacts income tax expense and effective income tax rates from year to year.

Federal renewable electricity production tax credits are earned as energy from qualifying wind-powered generating facilities is produced and sold based on a per-kilowatt rate pursuant to the applicable federal income tax law. Wind-powered generating facilities are eligible for the credits for 10 years from the date the qualifying generating facilities are placed in service. A portion of MidAmerican Energy's credits related to wind-powered generating facilities placed in service in 2004 will expire in 2014. A credit of $0.023, $0.022 and $0.022 per kilowatt hour was available for 2013, 2012 and 2011 production, respectively, which resulted in $172 million, $141 million and $93 million, respectively, in recognized production tax credits.

MidAmerican Funding -

MidAmerican Funding's income tax benefit was $110 million, $108 million and $26 million for 2013, 2012 and 2011, respectively, and effective tax rates were (48)%, (46)% and (9)% for 2013, 2012 and 2011, respectively. The change in effective tax rates was due principally to the factors discussed for MidAmerican Energy.

Liquidity and Capital Resources

As of December 31, 2013, MidAmerican Energy's total net liquidity was $604 million consisting of $194 million of cash and cash equivalents and $605 million of revolving credit facilities reduced by $195 million of the revolving credit facilities reserved to support MidAmerican Energy's variable-rate tax-exempt bond obligations. As of December 31, 2013, MidAmerican Funding's total net liquidity was $608 million, including MHC's $4 million revolving credit facility.

Cash Flows From Operating Activities

MidAmerican Energy's net cash flows from operating activities were $735 million, $1.276 billion and $770 million for 2013, 2012 and 2011, respectively. MidAmerican Funding's net cash flows from operating activities were $721 million, $1.260 billion and $752 million for 2013, 2012 and 2011, respectively. The variances in net cash flows were predominantly due to the timing of income tax cash flows with MEHC, which reflect the payment in 2013 of $159 million of income tax liability generated in 2012 compared to the receipt of $274 million in 2012 of income tax benefits generated in 2011. Additionally, a decrease in income tax benefits for bonus depreciation reduced income tax cash flows for 2013 and 2012 relative to the comparative year. The decreases related to bonus depreciation were partially offset by an increase in income tax benefits from greater production tax credits. The timing of MidAmerican Energy's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods and assumptions for each payment date.

The impact of income tax cash flows was partially offset by a reduction in MidAmerican Energy's contributions to its defined benefit pension plan and higher cash receipts from regulated retail customers for 2013 compared to 2012. For 2012, a decrease in interest paid as a result of long-term debt redeemed in 2012 and late 2011 improved net cash flows from operating activities compared to 2011.

In January 2013, the President signed the American Taxpayer Relief Act of 2012 into law, extending the 50% bonus depreciation for qualifying property purchased and placed in service before January 1, 2014 and before January 1, 2015 for certain longer-lived assets. As a result of the new law, MidAmerican Energy's cash flows from operations are expected to benefit in 2014 due to bonus depreciation on qualifying assets placed in service but not to the extent of prior years.

Cash Flows From Investing Activities

MidAmerican Energy's net cash flows used in investing activities were $(1.012) billion, $(639) million and $(559) million for 2013, 2012 and 2011, respectively. MidAmerican Funding's net cash flows used in investing activities were $(1.012) billion, $(638) million and $(558) million for 2013, 2012 and 2011, respectively. Net cash flows from investing activities consist almost entirely of utility construction expenditures, which increased for 2013 primarily due to greater expenditures for the construction of wind-powered generating facilities. Utility construction expenditures increased for 2012 compared to 2011 due to greater expenditures for the construction of emissions control equipment at three of MidAmerican Energy's jointly owned generating facilities, partially offset by lower expenditures for wind-powered generating facilities. These cash basis amounts exclude equity AFUDC and deferred vendor payments of $406 million and $647 million for 2012 and 2011, respectively, related to wind-powered generating facilities, as discussed in "Long-term Debt" below. MidAmerican Energy placed in service wind-powered generating facilities totaling 44 MW, 407 MW and 594 MW during 2013, 2012 and 2011, respectively. Purchases and proceeds related to available-for-sale securities consist of activity within the Quad Cities nuclear decommissioning trust.

Cash Flows From Financing Activities

MidAmerican Energy's net cash flows from financing activities were $117 million, $(284) million and $(413) million for 2013, 2012 and 2011, respectively. MidAmerican Funding's net cash flows from financing activities were $131 million, $(269) million and $(396) million for 2013, 2012 and 2011, respectively. In September 2013, MidAmerican Energy issued $350 million of 2.40% First Mortgage Bonds due March 2019, $250 million of 3.70% First Mortgage Bonds due September 2023 and $350 million of 4.80% First Mortgage Bonds due September 2043. The net proceeds were used for the repayment of $669 million of long-term debt from deferred vendor payments maturing December 31, 2013, and for general corporate purposes. In January 2013, MidAmerican Energy paid common dividends of $125 million to MHC Inc. and, in April 2013, paid $28 million for the redemption of all outstanding shares of its preferred securities. In June 2012, MidAmerican Energy redeemed $275 million of 5.125% senior notes due January 2013 and, in December 2011, redeemed $400 million of 5.65% senior notes due July 2012 at redemption prices in accordance with the terms of the indenture. MidAmerican Funding paid $(111) million in 2013 and received $15 million in 2012 and $217 million in 2011 through its note payable with MEHC and repaid $200 million of 6.75% Senior notes in March 2011.

Long-term Debt

In conjunction with the construction of wind-powered generating facilities in 2011 and 2012, MidAmerican Energy accrued in gross utility plant in service amounts for turbine purchases it was not contractually obligated to pay until December 2013 and December 2015 for construction in 2011 and 2012, respectively. The amounts ultimately payable were discounted and recognized upon delivery of the equipment as long-term debt. The discount is being amortized as interest expense over the period until payment is due using the effective interest method. The remaining amount ultimately payable is reflected as a turbine purchase obligation on the Statements of Capitalization.

Debt Authorizations and Related Matters

MidAmerican Energy has authority from the FERC to issue through October 30, 2014, commercial paper and bank notes aggregating $600 million at interest rates not to exceed the applicable London Interbank Offered Rate ("LIBOR") plus a spread of 400 basis points. MidAmerican Energy has a $600 million unsecured revolving credit facility expiring in March 2018. MidAmerican Energy may request that the banks extend the credit facility up to two years. The credit facility, which supports MidAmerican Energy's commercial paper program and its variable-rate tax-exempt bond obligations and provides for the issuance of letters of credit, has a variable interest rate based on LIBOR or a base rate, at MidAmerican Energy's option, plus a spread that varies based on MidAmerican Energy's credit ratings for senior unsecured long-term debt securities. Additionally, MidAmerican Energy has a $5 million unsecured credit facility for general corporate purposes.

MidAmerican Energy currently has an effective registration statement with the SEC to issue up to $1.65 billion of long-term debt securities through November 12, 2016. Additionally, MidAmerican Energy has authorization from the FERC to issue through December 30, 2015, long-term securities totaling up to $925 million at interest rates not to exceed the applicable United States Treasury rate plus a spread of 175 basis points. MidAmerican Energy has authorizations from the ICC to issue up to an aggregate of $1.3 billion of additional long-term debt securities, of which $550 million expires December 19, 2015, and $750 million expires December 9, 2016. Additionally, MidAmerican Energy has authorization from the ICC, expiring October 1, 2014, to issue up to $350 million of long-term debt securities for the purpose of refinancing currently outstanding long-term debt.

In conjunction with the March 1999 merger, MidAmerican Energy committed to the IUB to use commercially reasonable efforts to maintain an investment grade rating on its long-term debt and to maintain its common equity level above 42% of total capitalization unless circumstances beyond its control result in the common equity level decreasing to below 39% of total capitalization. MidAmerican Energy must seek the approval of the IUB of a reasonable utility capital structure if MidAmerican Energy's common equity level decreases below 42% of total capitalization, unless the decrease is beyond the control of MidAmerican Energy. MidAmerican Energy is also required to seek the approval of the IUB if MidAmerican Energy's equity level decreases to below 39%, even if the decrease is due to circumstances beyond the control of MidAmerican Energy. If MidAmerican Energy's common equity level were to drop below the required thresholds, MidAmerican Energy's ability to issue debt could be restricted. As of December 31, 2013, MidAmerican Energy's common equity ratio was 51% computed on a basis consistent with its commitment. As a result of MidAmerican Energy's regulatory commitment to maintain its common equity above certain thresholds, MidAmerican Energy could dividend $1.3 billion as of December 31, 2013, without falling below 42%, and MidAmerican Funding had restricted net assets of $2.6 billion.

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

Future Uses of Cash

MidAmerican Energy and MidAmerican Funding have available a variety of sources of liquidity and capital resources, both internal and external, including net cash flows from operating activities, public and private debt offerings, the issuance of commercial paper, the use of unsecured revolving credit facilities, and other sources. These sources are expected to provide funds required for current operations, capital expenditures, debt retirements and other capital requirements. The availability and terms under which MidAmerican Energy and MidAmerican Funding have access to external financing depends on a variety of factors, including their credit ratings, investors' judgment of risk and conditions in the overall capital markets, including the condition of the utility industry.

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

MidAmerican Energy's historical and forecasted capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, for the years ended December 31 are as follows (in millions):

	Historical			Forecast
	2011	2012	2013	2014	2015	2016

Construction and other development projects	$328	$369	$607	$1,010	$857	$137
Operating projects	237	277	419	461	367	321
Total	$565	$646	$1,026	$1,471	$1,224	$458

MidAmerican Energy's historical and forecasted capital expenditures include the following:

•
The construction of wind-powered generating facilities totaling $401 million for 2013, $168 million for 2012, which excludes $406 million of costs for which payments are due in December 2015, and $295 million for 2011, which excludes $647 million of costs for which payments were due in December 2013. In August 2013, the IUB approved a settlement agreement between MidAmerican Energy and the Iowa Office of Consumer Advocate for ratemaking principles related to the construction of up to 1,050 MW (nominal ratings) of wind-powered generating facilities, 44 MW (nominal ratings) of which were in service as of December 31, 2013. Forecasted capital expenditures included in the table above related to the remaining 1,006 MW (nominal ratings) to be placed in service in 2014 and 2015 are $677 million for 2014 and $626 million for 2015. MidAmerican Energy expects all of these wind-powered generating facilities to qualify for federal production tax credits. MidAmerican Energy continues to evaluate additional cost effective wind-powered generation.

•
The construction of emissions control equipment, primarily at George Neal Energy Center Units 3 and 4 and Ottumwa Generating Station to meet air quality targets, including the reduction of sulfur dioxide, nitrogen oxides and particulate matter emissions, totaled $171 million for 2013, $189 million for 2012 and $28 million for 2011. MidAmerican Energy has implemented a planning process that forecasts the site-specific controls and actions that may be required at generating facilities operated by MidAmerican Energy in order to meet emissions reductions as promulgated by the EPA. The plan, which under Iowa law must be filed with and approved by the IUB and updated every two years, is designed to effectively manage MidAmerican Energy's expenditures required to comply with emissions standards. In April 2012, MidAmerican Energy submitted to the IUB an updated plan that estimated the cost of capital expenditures for emission control equipment included in the plan for compliance with current air quality requirements would total $75 million for 2014 through 2016. In addition to those expenditures, the forecasted capital expenditures reflected in the table above include $68 million for environmental capital expenditures at generating facilities jointly owned but not operated by MidAmerican Energy and other environmental projects not covered by the plan submitted to the IUB. Total forecasted environmental capital expenditures are $93 million, $33 million and $17 million for 2014, 2015 and 2016, respectively, and consist primarily of expenditures at George Neal Energy Center Units 3 and 4 and Ottumwa Generating Station. Estimates of environmental capital and operating requirements may change significantly at any time as a result of, among other factors, changes in related regulations, prices of products used to meet the requirements and management's strategies for achieving compliance with the regulations.

•
MidAmerican Energy has approval from the MISO for four Multi-Value Projects ("MVPs") located in Iowa and Illinois totaling approximately $528 million in capital expenditures, excluding non-cash equity AFUDC. Related capital expenditures totaled $20 million for 2013 and $5 million for 2012. Forecasted capital expenditures for these MVPs are $157 million, $201 million and $114 million, for 2014, 2015 and 2016, respectively. These projects, which will add approximately 245 miles of 345 kV transmission line to MidAmerican Energy's transmission system, will be owned and operated by MidAmerican Energy.

•	Remaining amounts are primarily for ongoing investments in transmission, distribution, generation and other infrastructure needed to serve existing and expected demand.

Contractual Obligations

MidAmerican Energy and MidAmerican Funding have contractual cash obligations that may affect their financial condition. The following table summarizes the material contractual cash obligations of MidAmerican Energy and MidAmerican Funding as of December 31, 2013 (in millions):

	Payments Due By Periods
		2015-	2017-	2019 &
	2014	2016	2018	beyond	Total
MidAmerican Energy:
Long-term debt	$350	$460	$604	$2,157	$3,571
Interest payments on long-term debt(1)	148	265	241	1,485	2,139
Coal, electricity and natural gas contract commitments(1)	354	378	139	96	967
Construction obligations(1)	859	792	18	—	1,669
Operating leases, easements and other commitments(1)	34	78	70	525	707
	1,745	1,973	1,072	4,263	9,053

MidAmerican Funding parent:
Long-term debt	—	—	—	325	325
Interest payments on long-term debt(1)	23	45	45	236	349
	23	45	45	561	674
Total contractual cash obligations	$1,768	$2,018	$1,117	$4,824	$9,727

(1)	Not reflected on the Consolidated Balance Sheets.

MidAmerican Energy has other types of commitments that relate primarily to construction expenditures (in "Utility Construction Expenditures" section above) and asset retirement obligations (Note 12). Refer, where applicable, to the respective referenced note in Notes to Financial Statements in Item 8 of this Form 10-K for additional information.

Regulatory Matters

In May 2013, MidAmerican Energy filed a request with the IUB for an increase in Iowa retail electric rates. MidAmerican Energy began collecting, subject to refund, interim rates in the third quarter of 2013 as approved by the IUB. In November 2013, MidAmerican Energy filed with the IUB a non-unanimous settlement agreement between MidAmerican Energy, the OCA and environmental parties in the proceeding. The settlement agreement, which is subject to IUB approval, proposes an increase in base rates that would be phased in over approximately three years and would result in equal annualized increases in revenues of $45 million, or 3.6% over 2012, effective with the start of interim rates and again on January 1, 2015 and 2016, for a total annualized increase of $135 million when fully implemented. Under the settlement agreement, the parties agree not to seek or support an increase or decrease in the final base rates to become effective prior to January 1, 2018, unless MidAmerican Energy projects its return on equity for 2015, 2016 or 2017 to be below 10%. In addition to an increase in base rates, the settlement agreement provides for the creation of two new adjustment clauses to be effective with the implementation of final approved rates. One clause would be for the recovery of changes in certain energy production related costs such as fuel, fuel transportation and the impacts of the production tax credit. The second clause would be for recovery of certain electric transmission charges. The adjustment clauses allow for fluctuations in these costs to be contemporaneously recovered from customers. The settlement agreement also proposes a revenue sharing mechanism that shares with customers 80% of revenues related to equity returns above 11%. In February 2014, the IUB held a decision meeting and voted to approve the settlement without material modification. The public decision announcement is not final, and the IUB has the discretion to alter its decision on the issues. The IUB’s decision will only become final when the written order is issued. A written order is expected from the IUB by the end of the first quarter of 2014.

In December 2013, MidAmerican Energy filed a request with the Illinois Commerce Commission ("ICC") for a $22 million, or 17%, annual increase in Illinois retail electric base rates. In addition to the increase in base rates, the filing contains a request for the creation of a new adjustment clause for recovery of certain electric transmission charges to be effective with the implementation of final approved rates. A final ICC decision in the case is expected in late 2014.

Environmental Laws and Regulations

MidAmerican Energy is subject to federal, state and local laws and regulations regarding air and water quality, emissions performance standards, climate change, coal combustion byproduct disposal, hazardous and solid waste disposal, protected species and other environmental matters that have the potential to impact its current and future operations. In addition to imposing continuing compliance obligations, these laws and regulations provide regulators with the authority to levy substantial penalties for noncompliance including fines, injunctive relief and other sanctions. These laws and regulations are administered by the EPA and various state and local agencies. MidAmerican Energy believes it is in material compliance with all applicable laws and regulations, although many are subject to interpretation that may ultimately be resolved by the courts. Refer to "Liquidity and Capital Resources" for discussion of MidAmerican Energy's forecasted environmental-related capital expenditures.

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

In January 2010, the EPA proposed a rule to strengthen the national ambient air quality standard for ground level ozone. The proposed rule arose out of legal challenges claiming that a March 2008 rule that reduced the standard from 80 parts per billion to 75 parts per billion was not strict enough. The new rule proposed a standard between 60 and 70 parts per billion. In September 2011, the President requested that the EPA withdraw the proposed ozone standard and allow the review of the standards to proceed through the regularly scheduled review in 2013; such action, however, was not undertaken in 2013.

The EPA has indicated it anticipates proposing ozone standards in 2014. Until the standards are reviewed or revised, the EPA is proceeding with implementation of the March 2008 ozone standards and, in December 2011, issued its response to states' recommendations on area attainment designations.

In January 2010, the EPA finalized a one-hour air quality standard for nitrogen dioxide at 100 parts per billion. In February 2012, the EPA published final designations indicating that based on air quality monitoring data, all areas of the country are designated as "unclassifiable/attainment" for the 2010 nitrogen dioxide national ambient air quality standard.

In June 2010, the EPA finalized a new national ambient air quality standard for sulfur dioxide. Under the new rule, the existing 24-hour and annual standards for sulfur dioxide, which were 140 parts per billion measured over 24 hours and 30 parts per billion measured over an entire year, were replaced with a new one-hour standard of 75 parts per billion. The new rule utilizes a three-year average to determine attainment. The rule utilizes source modeling in addition to the installation of ambient monitors where sulfur dioxide emissions impact populated areas. Attainment designations were due by June 2012; however, citing a lack of sufficient information to make the designations, the EPA did not issue its final designations until July 2013 and determined, at that date, that a portion of Muscatine County, Iowa was in nonattainment for the one-hour sulfur dioxide standard. MidAmerican Energy's Louisa coal-fueled generating facility is located just outside of Muscatine County, south of the violating monitor. In its final designation, the EPA indicated that it was not yet prepared to conclude that the emissions from the Louisa coal-fueled generating facility contribute to the monitored violation or to other possible violations, and that in a subsequent round of designations, the EPA will make decisions for areas and sources outside Muscatine County. MidAmerican Energy does not believe a subsequent nonattainment designation will have a material impact on the Louisa coal-fueled generating facility.

In June 2012, the EPA released a proposal to strengthen the fine particulate matter national ambient air quality standards, reducing the standard from 15 micrograms per cubic meter to a range of 12 to 13 micrograms per cubic meter while taking comment on a standard of 11 micrograms per cubic meter. The EPA also proposed a new, separate fine particulate matter standard of either 28 or 30 deciviews, aimed at improving visibility. The new standard was released in December 2012, setting 12 micrograms per cubic meter as the annual standard and retaining the 24-hour standard at 35 micrograms per cubic meter. The EPA did not set a separate secondary visibility standard, choosing to rely on the existing secondary 24-hour standard to protect against visibility impairment. The EPA anticipates making initial attainment designations by December 2014 that are likely to become effective in early 2015. States would have until 2020 to meet the revised annual standard. Until the attainment designations are made, MidAmerican Energy cannot determine the potential impacts of the standards; however, with the release of the final standards, the EPA indicated its projections show 99% of all counties in the United States with monitors would meet the revised standard. As a result, MidAmerican Energy does not anticipate that any impacts of the revised standard will be significant.

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

Mercury and Air Toxics Standards

The Clean Air Mercury Rule ("CAMR"), issued by the EPA in March 2005, was the United States' first attempt to regulate mercury emissions from coal-fueled generating facilities through the use of a market-based cap-and-trade system. The CAMR, which mandated emissions reductions of approximately 70% by 2018, was overturned by the United States Court of Appeals for the District of Columbia Circuit ("D.C. Circuit") in February 2008. In March 2011, the EPA proposed a new rule that would require coal-fueled generating facilities to reduce mercury emissions and other hazardous air pollutants through the establishment of "Maximum Achievable Control Technology" standards rather than a cap-and-trade system. The final rule, MATS, was published in the Federal Register in February 2012, with an effective date of April 16, 2012, and requires that new and existing coal-fueled facilities achieve emission standards for mercury, acid gases and other non-mercury hazardous air pollutants. Existing sources are required to comply with the new standards by April 16, 2015. Individual sources may be granted up to one additional year, at the discretion of the Title V permitting authority, to complete installation of controls or for transmission system reliability reasons. MidAmerican Energy believes that its emissions reduction projects completed to date or currently permitted or planned for installation, including scrubbers, baghouses and electrostatic precipitators, are consistent with the EPA's MATS and will support MidAmerican Energy's ability to comply with the final rule's standards for acid gases and non-mercury metallic hazardous air pollutants. MidAmerican Energy will be required to take additional actions to reduce mercury emissions through the installation of controls or use of sorbent injection at certain of its coal-fueled generating facilities and otherwise comply with the final rule's standards, which may include retiring certain units.

MidAmerican Energy plans to retire four coal-fueled generating units between 2015 and 2016 as the most cost-effective MATS compliance option. These units are Walter Scott, Jr. Energy Center Units 1 and 2, and George Neal Energy Center Units 1 and 2. These units produced 2.0 million MWh of electricity, or 7% of MidAmerican Energy's owned generation production, during 2013. A fifth unit, Riverside Generating Station, will be limited to natural gas combustion by March 31, 2015.

Incremental costs to install and maintain emissions control equipment at MidAmerican Energy's coal-fueled generating facilities and any requirement to shut down what have traditionally been low cost coal-fueled generating facilities will likely increase the cost of providing service to customers. In addition, numerous lawsuits are pending against the MATS in the D.C. Circuit, which may have an impact on MidAmerican Energy's compliance obligations and the timing of those obligations. Oral arguments were heard on the MATS in the D.C. Circuit in December 2013, and a decision in the pending cases is expected in 2014.

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

In December 2011, the D.C. Circuit issued a stay on the implementation of the CSAPR pending consideration of several petitions for review before the court, which were ultimately decided in August 2012, when the D.C. Circuit vacated the CSAPR in a 2-1 decision after it determined that the CSAPR exceeded the EPA's statutory authority. In a petition filed in October 2012, the EPA sought a full review of the CSAPR ruling by the entire D.C. Circuit. In January 2013, the D.C. Circuit denied the request. The case was appealed to the United States Supreme Court where oral arguments were heard in December 2013. Until such time as the legal challenges to the CSAPR are resolved or the EPA proposes and adopts a new rule, MidAmerican Energy is required and will continue to operate in compliance with the CAIR, which has remained in effect since 2008.

MidAmerican Energy has installed or is in the process of installing emissions controls at some of its coal-fueled generating facilities to comply with the CAIR and may purchase nitrogen oxides and sulfur dioxide emissions credits for emissions in excess of allocated allowances. The cost of these credits is subject to market conditions at the time of purchase and historically has not been material. The full impact of the CSAPR, or the CAIR, cannot be determined until the outcome of the litigation pending before the United States Supreme Court is known or the stay of the CSAPR is lifted. It is possible that the existing CAIR or a replacement rule may include more stringent requirements to reduce nitrogen oxides and sulfur dioxide emissions.

MidAmerican Energy operates natural gas-fueled generating facilities in Iowa, which are subject to the CAIR until a replacement rule is adopted. However, the provisions are not anticipated to have a material impact on MidAmerican Energy.

Regional Haze

The EPA has initiated a regional haze program intended to improve visibility in designated federally protected areas ("Class I areas"). MidAmerican Energy's units that may be subject to best available retrofit technology requirements have been addressed by the EPA's proposals to accept the emission reductions made by states impacted by the CSAPR or CAIR, including Iowa, as meeting the requirements of the regional haze program. If the EPA continues to support its position, no further emission reductions are expected from MidAmerican Energy's coal-fueled generating facilities for purposes of meeting the regional haze requirements. The EPA's determination that the CSAPR or CAIR meet or exceed the regional haze requirements is currently on appeal in the D.C. Circuit.

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

In October 2011, MidAmerican Energy received a request from the EPA Region 7 pursuant to Section 114 of the Clean Air Act for information on its coal-fueled generating facilities to supplement the requests made in 2002 and 2003. MidAmerican Energy submitted its response to the October 2011 request in December 2011. MidAmerican Energy cannot predict the outcome of this matter at this time.

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

In April 2012, the EPA proposed New Source Performance Standards for GHG at new fossil-fueled generating facilities that would require an emissions rate of 1,000 pounds per MWh. In September 2013, the EPA issued a re-proposal of the New Source Performance Standards for GHG at new fossil-fueled generating facilities that would require natural gas-fueled generating facilities to meet a standard of 1,000 pounds to 1,100 pounds per MWh and coal-fueled generating facilities to meet a standard of 1,100 pounds per MWh on an annual basis. The re-proposed standards were published in the Federal Register in January 2014, and the public comment period closes March 10, 2014. Any new fossil-fueled generating units constructed by MidAmerican Energy will be required to meet the final New Source Performance Standards. The EPA is also under a consent decree to establish GHG emissions performance standards for existing and modified sources. In June 2013, President Obama issued a Climate Action Plan, which requires the EPA to issue proposed guidelines for GHG emissions from existing fossil-fueled generating facilities by June 2014, with final guidelines to be issued by June 2015, and states to submit implementation plans by June 2016. Until the standards or guidelines for existing fossil-fueled generating facilities are proposed and finalized, the impact on MidAmerican Energy's generating facilities cannot be determined.

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

In the absence of comprehensive climate legislation or regulation, MidAmerican Energy has continued to invest in lower- and non-carbon generating resources and to operate in an environmentally responsible manner. Examples of MidAmerican Energy's significant investments in programs and facilities that mitigate its GHG emissions include:

•
MidAmerican Energy owns the largest portfolio of wind-powered generating capacity in the United States among rate-regulated utilities. As of December 31, 2013, MidAmerican Energy had 3,335 MW (nominal ratings) of wind-powered generating capacity in operation and under construction at a total cost when constructed of approximately $5 billion. As of December 31, 2013, 2,329 MW (nominal ratings) of wind-powered generating capacity was in service. Additionally, MidAmerican Energy has a long-term power purchase agreement for 109 MW of wind-powered generating capacity.

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

GHG Tailoring Rule

The EPA finalized the GHG "Tailoring Rule" in May 2010 requiring new or modified sources of GHG emissions with increases of 75,000 or more tons per year of total GHG to determine the best available control technology for their GHG emissions beginning in January 2011. New or existing major sources are also subject to Title V operating permit requirements for GHG. Beginning July 1, 2011 through June 30, 2013, new construction projects that emit GHG emissions of at least 100,000 tons per year and modifications of existing facilities that increase GHG emissions by at least 75,000 tons per year will be subject to permitting requirements and facilities that were previously not subject to Title V permitting requirements will be required to obtain Title V permits if they emit at least 100,000 tons per year of carbon dioxide equivalents. The EPA issued a GHG best available control technology guidance document in November 2010 in an effort to provide permitting authorities guidance on how to conduct a best available control technology review for GHG.

MidAmerican Energy has obtained permits to install emissions reduction equipment at existing generating facilities to comply with the transport rule (previously referenced as CSAPR and in its current implementation of the CAIR requirements) and was required to assess the impacts of the projects on GHG emissions. A GHG emissions limit was imposed on the permits for those projects, and management believes compliance with the GHG limits under these permits will not result in a material adverse impact on its operations. To date, permitting authorities implementing the GHG Tailoring Rule have included efficiency improvements to demonstrate compliance with best available control technology for GHG, as well as requiring emissions limits for GHGs in permits; as such, the impacts of the Tailoring Rule on MidAmerican Energy has not been material.

GHG Performance Standards

Under the Clean Air Act, the EPA may establish emissions standards that reflect the degree of emissions reductions achievable through the best technology that has been demonstrated, taking into consideration the cost of achieving those reductions and any non-air quality health and environmental impact and energy requirements. The EPA entered into a settlement agreement with a number of parties, including certain state governments and environmental groups, in December 2010 to promulgate emissions standards covering GHG. In April 2012, the EPA proposed new source performance standards for new fossil-fueled generating facilities that would limit emissions of carbon dioxide to 1,000 pounds per MWh. In June 2013, President Obama announced a national climate change strategy and issued a presidential memorandum requiring the EPA to issue a re-proposed GHG new source performance standard for fossil-fueled generating facilities by September 2013. Rather than re-propose the April 2012 proposal, the EPA issued a new proposal. The September 2013 GHG new source performance standards released by the EPA set different standards for coal-fueled and natural gas-fueled generating facilities. The proposed standard for natural gas-fueled generating facilities considers the size of the unit and the electricity sent to the grid from the unit, establishing a standard of 1,000 to 1,100 pounds of carbon dioxide per MWh. The standard proposed for coal-fueled generating facilities is 1,100 pounds of carbon dioxide per MWh on an annual basis or 1,000 to 1,050 pounds of carbon dioxide per MWh averaged over a seven-year period, both of which would require partial carbon capture and sequestration. The proposed standards were published in the Federal Register January 8, 2014, and the 60-day public comment period closes March 10, 2014. Any new fossil-fueled generating facilities constructed by MidAmerican Energy will be required to meet the final GHG new source performance standards.

GHG Litigation

MidAmerican Energy closely monitors ongoing environmental litigation. Numerous lawsuits have been unsuccessfully pursued against the industry that attempt to link GHG emissions to public or private harm. The lower courts initially refrained from adjudicating the cases under the "political question" doctrine, because of their inherently political nature. These cases have typically been appealed to federal appellate courts and, in certain circumstances, to the United States Supreme Court. While unsuccessful to date, an adverse ruling in such cases would likely result in increased regulation and costs for GHG emitters, including MidAmerican Energy's generating facilities.

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

In March 2011, the EPA released a proposed rule under §316(b) of the Clean Water Act to regulate cooling water intakes at existing facilities. The proposed rule establishes requirements for all power generating facilities that withdraw more than two million gallons per day, based on total design intake capacity, of water from waters of the United States and use at least 25% of the withdrawn water exclusively for cooling purposes. All of MidAmerican Energy's coal-fueled generating facilities, except Louisa, Ottumwa and Walter Scott, Jr. Unit 4, which have water cooling towers, withdraw more than two million gallons per day of water from waters of the United States for once-through cooling applications. The proposed rule includes impingement (i.e., when fish and other organisms are trapped against screens when water is drawn into a facility's cooling system) mortality standards to be met through average impingement mortality or intake velocity design criteria and entrainment (i.e., when organisms are drawn into the facility) standards to be determined on a case-by-case basis. The standards are required to be met as soon as possible after the effective date of the final rule, but no later than eight years thereafter. While the rule was required to be finalized by the EPA by July 2012, the deadline for finalizing the rule was extended to June 2013 and then again to January 2014. Currently, the EPA is under an agreement to issue its final rule no later than April 17, 2014. Until the final rule is released, it cannot be determined when MidAmerican Energy's generating facilities impacted by the final rule will be required to complete impingement and entrainment studies to assess compliance options. The costs of compliance with the cooling water intake structure rule cannot be determined until the rule is final and the prescribed studies are conducted. In the event that MidAmerican Energy's existing intake structures require modification, the costs are not anticipated to be significant to its financial statements.

In June 2013, the EPA published proposed effluent limitation guidelines and standards for the steam electric power generating sector. These guidelines, which had not been revised since 1982, were revised in response to the EPA's concerns that the addition of controls for air emissions have changed the effluent discharged from coal- and natural gas-fueled generating facilities. The EPA expects the final rule to be published in May 2014. It is likely that the new guidelines will impose more stringent limits on wastewater discharges from coal-fueled generating facilities and ash and scrubber ponds. However, until the revised guidelines are finalized, MidAmerican Energy cannot predict the impact on its generating facilities.

Coal Combustion Byproduct Disposal

In May 2010, the EPA released a proposed rule to regulate the management and disposal of coal combustion byproducts, presenting two alternatives to regulation under the RCRA. Under the first option, coal combustion byproducts would be regulated as special waste under RCRA Subtitle C and the EPA would establish requirements for coal combustion byproducts from the point of generation to disposition, including the closure of disposal units. Alternatively, the EPA is considering regulation under RCRA Subtitle D under which it would establish minimum nationwide standards for the disposal of coal combustion byproducts. Under both options, surface impoundments utilized for coal combustion byproducts would have to be cleaned and closed unless they could meet more stringent regulatory requirements; in addition, more stringent requirements would be implemented for new ash landfills and expansions of existing ash landfills. The public comment period closed in November 2010. The EPA has indicated the rule will be finalized by December 19, 2014; however, at this time, the substance of the final rule is not known. In briefs filed in litigation pending in the D.C. Circuit to force the EPA to meet a deadline to issue final coal combustion byproduct rules, the EPA indicated it needs until at least the end of 2014 to review comments, formulate a risk assessment and coordinate the rule with the effluent limit guidelines. Efforts have continued in the United States Congress to pass legislation precluding the EPA from regulating coal combustion byproducts as a hazardous waste under RCRA Subtitle C; however, to date, none of these efforts have resulted in legislation passing both houses of the United States Congress.

MidAmerican Energy operates eight surface impoundments and four landfills that contain coal combustion byproducts. These ash impoundments and landfills may be impacted by the newly proposed regulation, particularly if the materials are regulated as hazardous or special waste under RCRA Subtitle C, and could pose significant additional costs associated with ash management and disposal activities at MidAmerican Energy's coal-fueled generating facilities. The impact of the proposed regulations on coal combustion byproducts cannot be determined at this time; however, MidAmerican Energy has begun developing surface impoundment and landfill compliance plan options to ensure that physical infrastructure decisions are aligned with the potential outcomes of the rulemaking. It is believed that the EPA will, in its final rulemaking, continue to allow the beneficial use of ash. An assessment released in February 2014 by the EPA indicates that encapsulated beneficial reuse of coal ash in concrete and wallboard products is acceptable after concluding the potential for release of hazardous constituents was at or below levels for products not containing coal ash. In the event that beneficial use is precluded, MidAmerican Energy will incur increased disposal costs and reduced revenues from the sale of ash, though such impacts are not anticipated to be material as long as the final rules allow disposal under Subtitle D.

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

Collateral and Contingent Features

Debt securities of MidAmerican Energy are rated by credit rating agencies. Assigned credit ratings are based on each rating agency's assessment of MidAmerican Energy's ability to, in general, meet the obligations of its issued debt securities. The credit ratings are not a recommendation to buy, sell or hold securities, and there is no assurance that a particular credit rating will continue for any given period of time. As of December 31, 2013, MidAmerican Energy's credit ratings for its senior secured debt and its issuer credit ratings for senior unsecured debt from the three recognized credit rating agencies were investment grade. As a result of the issuance of first mortgage bonds by MidAmerican Energy in September 2013, its then outstanding senior unsecured debt was equally and ratably secured with such first mortgage bonds. Refer to Note 8 of MidAmerican Energy's Notes to Financial Statements in Item 8 of this Form 10-K for a discussion of the issuance of the first mortgage bonds.

MidAmerican Funding and MidAmerican Energy have no credit rating downgrade triggers that would accelerate the maturity dates of its outstanding debt, and a change in ratings is not an event of default under the applicable debt instruments. MidAmerican Energy's unsecured revolving credit facilities do not require the maintenance of a minimum credit rating level in order to draw upon their availability. However, commitment fees and interest rates under the credit facilities are tied to credit ratings and increase or decrease when the ratings change. A ratings downgrade could also increase the future cost of commercial paper, short- and long-term debt issuances or new credit facilities.

In accordance with industry practice, certain wholesale agreements, including derivative contracts, contain credit support provisions that in part base MidAmerican Energy's collateral requirements on its credit ratings for senior unsecured debt as reported by one or more of the three recognized credit rating agencies. These agreements may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance," or in some cases terminate the contract, in the event of a material adverse change in MidAmerican Energy's creditworthiness. These rights can vary by contract and by counterparty. If all credit-risk-related contingent features or adequate assurance provisions for these agreements had been triggered as of December 31, 2013, MidAmerican Energy would have been required to post $188 million of additional collateral. MidAmerican Energy's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors. Refer to Note 13 of Notes to Financial Statements in Item 8 of this Form 10‑K for a discussion of MidAmerican Energy's collateral requirements specific to its derivative contracts.

In July 2010, the President signed into law the Dodd-Frank Reform Act. The Dodd-Frank Reform Act reshapes financial regulation in the United States by creating new regulators, regulating markets and firms not previously regulated, and providing new enforcement powers to regulators. Virtually all major areas of the Dodd-Frank Reform Act are and have been subject to extensive rulemaking proceedings being conducted both jointly and independently by multiple regulatory agencies, many of which have been completed and others that are expected to be finalized in 2014.

MidAmerican Energy is a party to derivative contracts, including over-the-counter derivative contracts. The Dodd-Frank Reform Act provides for extensive new regulation of over-the-counter derivative contracts and certain market participants, including imposition of position limits, mandatory clearing, exchange trading, capital, margin, reporting, recordkeeping and business conduct requirements. Many of these requirements are primarily for "swap dealers" and "major swap participants," but many of these also impose some requirements on almost all market participants, including MidAmerican Energy. The Dodd-Frank Reform Act provides certain exemptions from many of these requirements for commercial end-users when using derivatives to hedge or mitigate commercial risk of their businesses. MidAmerican Energy qualifies or believes it will qualify for many of these exemptions. MidAmerican Energy generally does not enter into over-the-counter derivative contracts for purposes unrelated to hedging or mitigating commercial risk and has determined that it is not a swap dealer or major swap participant. The outcome of pending and remaining Dodd-Frank Reform Act rulemaking proceedings cannot be predicted, but requirements resulting from these proceedings could directly impact MidAmerican Energy or could have impacts to energy and other markets in general that could have an impact on MidAmerican Energy's financial results.

Inflation

Historically, overall inflation and changing prices in the economies where MidAmerican Energy operates have not had a significant impact on its financial results. MidAmerican Energy operates under cost-of-service based rate structures administered by various state commissions and the FERC. Under these rate structures, MidAmerican Energy is allowed to include prudent costs in its rates, including the impact of inflation. MidAmerican Energy attempts to minimize the potential impact of inflation on its operations by employing prudent risk management and hedging strategies and by considering, among other areas, its impact on purchases of energy, operating expenses, materials and equipment costs, contract negotiations, future capital spending programs, and long-term debt issuances. There can be no assurance that such actions will be successful.

New Accounting Pronouncements

For a discussion of new accounting pronouncements affecting MidAmerican Energy and MidAmerican Funding, refer to Note 2 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

Critical Accounting Estimates

Certain accounting measurements require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized on the Financial Statements based on such estimates involve numerous assumptions subject to varying and potentially significant degrees of judgment and uncertainty and will likely change in the future as additional information becomes available. The following critical accounting estimates are impacted significantly by MidAmerican Energy's methods, judgments and assumptions used in the preparation of the Financial Statements and should be read in conjunction with MidAmerican Energy's Summary of Significant Accounting Policies included in Note 2 of Notes to Financial Statements in Item 8 of this Form 10-K.

Accounting for the Effects of Certain Types of Regulation

MidAmerican Energy prepares its financial statements in accordance with authoritative guidance for regulated operations, which recognizes the economic effects of regulation. Accordingly, MidAmerican Energy defers the recognition of certain costs or income if it is probable that, through the ratemaking process, there will be a corresponding increase or decrease in future regulated rates. Regulatory assets and liabilities are established to reflect the impacts of these deferrals, which will be recognized in earnings in the periods the corresponding changes in regulated rates occur.

MidAmerican Energy continually evaluates the applicability of the guidance for regulated operations and whether its regulatory assets and liabilities are probable of inclusion in future regulated rates by considering factors such as a change in the regulator's approach to setting rates from cost-based ratemaking to another form of regulation, other regulatory actions or the impact of competition, that could limit MidAmerican Energy's ability to recover its costs. MidAmerican Energy believes the application of the guidance for regulated operations is appropriate, and its existing regulatory assets and liabilities are probable of inclusion in future regulated rates. The evaluation reflects the current political and regulatory climate at both the federal and state levels. If it becomes no longer probable that the deferred costs or income will be included in future regulated rates, the related regulatory assets and liabilities will be written off to net income, returned to customers or re-established as accumulated other comprehensive income (loss). Total regulatory assets were $748 million and total regulatory liabilities were $875 million as of December 31, 2013. Refer to Note 4 of Notes to Financial Statements in Item 8 of this Form 10-K for additional information regarding regulatory assets and liabilities.

Impairment of Goodwill

MidAmerican Funding's Consolidated Balance Sheet as of December 31, 2013, includes goodwill from the acquisition of MHC totaling $1.3 billion. Goodwill is allocated to each reporting unit. MidAmerican Funding evaluates goodwill for impairment at least annually and completed its annual review as of October 31. Additionally, no indicators of impairment were identified as of December 31, 2013. A significant amount of judgment is required in estimating the fair value of the reporting unit and performing goodwill impairment tests. MidAmerican Funding uses a variety of methods to estimate a reporting unit's fair value, principally discounted projected future net cash flows. Key assumptions used include, but are not limited to, the use of estimated future cash flows; multiples of earnings and regulatory asset value; and an appropriate discount rate. Estimated future cash flows are impacted by, among other factors, growth rates, changes in regulations and rates, ability to renew contracts and estimates of future commodity prices. In estimating future cash flows, MidAmerican Funding incorporates current market information, as well as historical factors.

Pension and Other Postretirement Benefits

MidAmerican Energy sponsors defined benefit pension and other postretirement benefit plans that cover the majority of the employees of MEHC and its domestic energy subsidiaries other than PacifiCorp and NV Energy Inc. MidAmerican Energy recognizes the funded status of its defined benefit pension and other postretirement benefit plans on the Balance Sheets. Funded status is the fair value of plan assets minus the benefit obligation as of the measurement date. As of December 31, 2013, MidAmerican Energy recognized a net liability totaling $25 million for the funded status of its defined benefit pension and other postretirement benefit plans. As of December 31, 2013, amounts not yet recognized as a component of net periodic benefit cost that were included in regulatory assets and regulatory liabilities totaled $26 million and $55 million, respectively.

The expense and benefit obligations relating to these defined benefit pension and other postretirement benefit plans are based on actuarial valuations. Inherent in these valuations are key assumptions, including discount rates, expected long-term rate of return on plan assets and healthcare cost trend rates. These key assumptions are reviewed annually and modified as appropriate. MidAmerican Energy believes that the assumptions utilized in recording obligations under the plans are reasonable based on prior plan experience and current market and economic conditions. Refer to Note 11 of Notes to Financial Statements in Item 8 of this Form 10-K for disclosures about MidAmerican Energy's defined benefit pension and other postretirement benefit plans, including the key assumptions used to calculate the funded status and net periodic benefit cost for these plans as of and for the year ended December 31, 2013.

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

MidAmerican Energy chooses a healthcare cost trend rate that reflects the near and long-term expectations of increases in medical costs and corresponds to the expected benefit payment periods. The healthcare cost trend rate is assumed to gradually decline to 5% by 2019 at which point the rate of increase is assumed to remain constant. Refer to Note 11 of Notes to Financial Statements in Item 8 of this Form 10-K for healthcare cost trend rate sensitivity disclosures.

The key assumptions used may differ materially from period to period due to changing market and economic conditions. These differences may result in a significant impact to pension and other postretirement benefits expense and the funded status. If changes were to occur for the following key assumptions, the approximate effect on the Financial Statements of the total plan before allocations to affiliates would be as follows (in millions):

			Other Postretirement
	Pension Plans		Benefit Plans
	+0.5%	-0.5%	+0.5%	-0.5%
Effect on December 31, 2013 Benefit Obligations:
Discount rate	$(34)	$37	$(10)	$11

Effect on 2013 Periodic Cost:
Discount rate	(4)	5	—	—
Expected rate of return on plan assets	(3)	3	(1)	1

A variety of factors affect the funded status of the plans, including asset returns, discount rates, plan changes and MidAmerican Energy's funding policy for each plan. Additionally, federal laws may require MidAmerican Energy to increase future contributions to its pension plan, which may create more volatility in annual contributions than historically experienced and could have a material impact on financial results.

Income Taxes

In determining MidAmerican Funding's and MidAmerican Energy's income taxes, management is required to interpret complex income tax laws and regulations, which includes consideration of regulatory implications imposed by MidAmerican Energy's various regulatory jurisdictions. MidAmerican Funding's and MidAmerican Energy's income tax returns are subject to continuous examinations by federal, state and local tax authorities that may give rise to different interpretations of these complex laws and regulations. Due to the nature of the examination process, it generally takes years before these examinations are completed and these matters are resolved. MidAmerican Funding and MidAmerican Energy recognize the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the Consolidated Financial Statements from such a position are measured based on the largest benefit that is more-likely-than-not of being realized upon ultimate settlement. Although the ultimate resolution of their federal, state and local tax examinations is uncertain, each company believes it has made adequate provisions for its income tax positions. The aggregate amount of any additional income tax liabilities that may result from these examinations, if any, is not expected to have a material impact on its consolidated financial results. Refer to Note 10 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding income taxes.

MidAmerican Energy is required to pass income tax benefits related to certain property-related basis differences and other various differences on to its customers in Iowa. These amounts were recognized as a net regulatory asset totaling $649 million as of December 31, 2013, and will be included in regulated rates when the temporary differences reverse.

Revenue Recognition - Unbilled Revenue

Revenue from electric and natural gas customers is recognized as electricity or natural gas is delivered or services are provided. The determination of customer billings is based on a systematic reading of meters and rates. At the end of each month, energy provided to customers since the date of the last meter reading is estimated, and the corresponding unbilled revenue is recorded. Unbilled revenue was $145 million as of December 31, 2013. Factors that can impact the estimate of unbilled energy include, but are not limited to, seasonal weather patterns, total volumes supplied to the system, line losses, economic impacts and composition of sales among customer classes. Estimates are reversed in the following month and actual revenue is recorded based on subsequent meter readings.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

MidAmerican Energy's Balance Sheets include assets and liabilities with fair values that are subject to market risks. MidAmerican Energy's significant market risks are primarily associated with commodity prices, interest rates and the extension of credit to counterparties with which it transacts. The following discussion addresses the significant market risks associated with MidAmerican Energy's business activities. MidAmerican Energy has established guidelines for credit risk management. Refer to Notes 2 and 5 of Notes to Financial Statements in Item 8 of this Form 10-K for additional information regarding MidAmerican Energy's contracts accounted for as derivatives.

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

The table that follows summarizes MidAmerican Energy's price risk on commodity contracts accounted for as derivatives, excluding collateral netting of $- million and $7 million, as of December 31, 2013 and 2012, respectively, and shows the effects of a hypothetical 10% increase and 10% decrease in forward market prices with the contracted or expected volumes. The selected hypothetical change does not reflect what could be considered the best or worst case scenarios (dollars in millions):

	Fair Value -	Estimated Fair Value after
	Net Asset	Hypothetical Change in Price
	(Liability)	10% increase	10% decrease
As of December 31, 2013:
Not designated as hedging contracts	$(17)	$(27)	$(7)
Designated as hedging contracts	(10)	27	(47)
Total commodity derivative contracts	$(27)	$—	$(54)

As of December 31, 2012:
Not designated as hedging contracts	$(45)	$(53)	$(37)
Designated as hedging contracts	(32)	4	(68)
Total commodity derivative contracts	$(77)	$(49)	$(105)

The majority of MidAmerican Energy's commodity derivative contracts not designated as hedging contracts are recoverable from customers in regulated rates and, therefore, net unrealized gains and losses associated with interim price movements on commodity derivative contracts do not expose MidAmerican Energy to earnings volatility. As of December 31, 2013 and 2012, a net regulatory asset of $10 million and $45 million, respectively, was recorded related to the net derivative liability of $17 million and $45 million, respectively. For MidAmerican Energy's commodity derivative contracts designated as hedging contracts, net unrealized gains and losses associated with interim price movements on commodity derivative contracts, to the extent the hedge is considered effective, generally do not expose MidAmerican Energy to earnings volatility. The settled cost of these commodity derivative contracts is generally included in regulated rates. Financial results would be negatively impacted if the costs of wholesale electricity, natural gas or fuel are higher than what is included in regulated rates, including the impacts of adjustment mechanisms.

Interest Rate Risk

MidAmerican Energy and MidAmerican Funding are exposed to interest rate risk on their outstanding variable-rate short- and long-term debt and future debt issuances. MidAmerican Energy and MidAmerican Funding manage interest rate risk by limiting their exposure to variable interest rates primarily through the issuance of fixed-rate long-term debt and by monitoring market changes in interest rates. As a result of the fixed interest rates, the fixed-rate long-term debt does not expose MidAmerican Energy or MidAmerican Funding to the risk of loss due to changes in market interest rates. Additionally, because fixed-rate long-term debt is not carried at fair value on the Consolidated Balance Sheets, changes in fair value would impact earnings and cash flows only if MidAmerican Energy or MidAmerican Funding were to reacquire all or a portion of these instruments prior to their maturity. MidAmerican Energy or MidAmerican Funding may from time to time enter into interest rate derivative contracts, such as interest rate swaps or locks, to mitigate their exposure to interest rate risk. The nature and amount of their short- and long-term debt can be expected to vary from period to period as a result of future business requirements, market conditions and other factors. Refer to Notes 8, 9 and 14 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-K for additional discussion of MidAmerican Energy's and MidAmerican Funding's short- and long-term debt.

As of December 31, 2013 and 2012, MidAmerican Energy had short- and long-term variable-rate obligations totaling $195 million that expose MidAmerican Energy to the risk of increased interest expense in the event of increases in short-term interest rates. The market risk related to MidAmerican Energy's variable-rate debt as of December 31, 2013, is not hedged. If variable interest rates were to increase by 10% from December 31 levels, it would not have a material effect on MidAmerican Energy's annual interest expense. The carrying value of the variable-rate obligations approximates fair value as of December 31, 2013 and 2012.

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

During 2013, approximately 96% of MidAmerican Energy's electric wholesale sales revenue resulted from participation in RTOs, including the MISO and the PJM. MidAmerican Energy has potential indirect credit exposure to other market participants in these RTO markets. In the event of a default by a RTO market participant on its market-related obligations, losses are allocated among all other market participants in proportion to each participant's share of overall market activity during the period of time the loss was incurred, diversifying MidAmerican Energy's exposure to credit losses from individual participants. Transactional activities of MidAmerican Energy and other participants in organized RTO markets are governed by credit policies specified in each respective RTO's governing tariff or related business practices. Credit policies of RTO's, which have been developed through extensive stakeholder participation, generally seek to minimize potential loss in the event of a market participant default without unnecessarily inhibiting access to the marketplace. MidAmerican Energy's share of historical losses from defaults by other RTO market participants has not been material. As of December 31, 2013, MidAmerican Energy's aggregate direct credit exposure from electric wholesale marketing counterparties was not material.

Item 8.	Financial Statements and Supplementary Data

MidAmerican Energy Company

MidAmerican Funding, LLC and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
MidAmerican Energy Company
Des Moines, Iowa

We have audited the accompanying balance sheets and statements of capitalization of MidAmerican Energy Company (the "Company") as of December 31, 2013 and 2012, and the related statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the Company's financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of MidAmerican Energy Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Des Moines, Iowa
March 3, 2014

MIDAMERICAN ENERGY COMPANY
BALANCE SHEETS
(Amounts in millions)

	As of December 31,
	2013	2012
ASSETS
Utility plant, net:
Electric	$11,936	$11,416
Gas	1,365	1,301
Gross utility plant in service	13,301	12,717
Accumulated depreciation and amortization	(4,710)	(4,413)
Utility plant in service, net	8,591	8,304
Construction work in progress	737	318
Total utility plant, net	9,328	8,622
Current assets:
Cash and cash equivalents	194	354
Receivables, net	454	416
Income taxes receivable	50	—
Inventories	229	240
Other	64	56
Total current assets	991	1,066
Other assets:
Regulatory assets	748	876
Investments and nonregulated property, net	598	535
Other	204	133
Total other assets	1,550	1,544
Total assets	$11,869	$11,232
CAPITALIZATION AND LIABILITIES
Capitalization:
MidAmerican Energy common shareholder's equity	$3,845	$3,608
Preferred securities	—	27
Long-term debt, excluding current portion	3,202	2,590
Total capitalization	7,047	6,225
Current liabilities:
Current portion of long-term debt	350	669
Accounts payable	368	386
Taxes accrued	118	224
Interest accrued	37	27
Other	97	120
Total current liabilities	970	1,426
Other liabilities:
Deferred income taxes	2,294	2,164
Asset retirement obligations	430	318
Regulatory liabilities	875	750
Other	253	349
Total other liabilities	3,852	3,581
Total capitalization and liabilities	$11,869	$11,232

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF OPERATIONS
(Amounts in millions)

	Years Ended December 31,
	2013	2012	2011
Operating revenue:
Regulated electric	$1,762	$1,694	$1,662
Regulated gas	824	659	769
Nonregulated	817	889	1,070
Total operating revenue	3,403	3,242	3,501

Operating costs and expenses:
Regulated:
Cost of fuel, energy and capacity	517	458	491
Cost of gas sold	558	424	519
Other operating expenses	435	427	413
Maintenance	224	220	197
Depreciation and amortization	403	392	336
Property and other taxes	119	115	115
Total regulated operating costs and expenses	2,256	2,036	2,071
Nonregulated:
Cost of sales	764	807	972
Other	27	29	29
Total nonregulated operating costs and expenses	791	836	1,001
Total operating costs and expenses	3,047	2,872	3,072

Operating income	356	370	429

Non-operating income:
Interest income	1	1	1
Allowance for equity funds	19	14	16
Other, net	15	9	7
Total non-operating income	35	24	24

Fixed charges:
Interest on long-term debt	150	142	157
Other interest expense	1	1	1
Allowance for borrowed funds	(7)	(5)	(7)
Total fixed charges	144	138	151

Income before income tax benefit	247	256	302
Income tax benefit	(103)	(99)	(17)

Net income	350	355	319
Preferred dividends	1	1	1

Earnings on common stock	$349	$354	$318

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)

	Years Ended December 31,
	2013	2012	2011

Net income	$350	$355	$319

Other comprehensive income (loss):
Unrealized gains on available-for-sale securities, net of tax of $1, $2 and $-	1	3	1
Unrealized gains (losses) on cash flow hedges, net of tax of $9, $4 and $(3)	12	7	(6)
Total other comprehensive income (loss), net of tax	13	10	(5)

Comprehensive income	$363	$365	$314

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF CHANGES IN EQUITY
(Amounts in millions)

	MidAmerican Energy Shareholders' Equity
			Accumulated
			Other
	Common	Retained	Comprehensive	Preferred	Noncontrolling	Total
	Stock	Earnings	Loss, Net	Securities	Interests	Equity

Balance, December 31, 2010	$562	$2,398	$(29)	$27	$1	$2,959
Net income	—	319	—	—	—	319
Other comprehensive loss	—	—	(5)	—	—	(5)
Preferred dividends	—	(1)	—	—	—	(1)
Balance, December 31, 2011	562	2,716	(34)	27	1	3,272
Net income	—	355	—	—	—	355
Other comprehensive income	—	—	10	—	—	10
Disposition of subsidiary	—	—	—	—	(1)	(1)
Preferred dividends	—	(1)	—	—	—	(1)
Balance, December 31, 2012	562	3,070	(24)	27	—	3,635
Net income	—	350	—	—	—	350
Other comprehensive income	—	—	13	—	—	13
Common dividends	—	(125)	—	—	—	(125)
Redemption of preferred securities	(1)	—	—	(27)		(28)
Balance, December 31, 2013	$561	$3,295	$(11)	$—	$—	$3,845

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF CASH FLOWS
(Amounts in millions)

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$350	$355	$319
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	403	392	336
Deferred income taxes and amortization of investment tax credits	103	178	463
Changes in other assets and liabilities	57	49	33
Other, net	(27)	(21)	(27)
Changes in other operating assets and liabilities:
Receivables, net	(58)	(14)	27
Inventories	13	(40)	(40)
Derivative collateral, net	5	4	(12)
Contributions to pension and other postretirement benefit plans, net	8	(53)	(41)
Accounts payable	23	12	(26)
Taxes accrued, net	(164)	420	(255)
Other current assets and liabilities	22	(6)	(7)
Net cash flows from operating activities	735	1,276	770

Cash flows from investing activities:
Utility construction expenditures	(1,026)	(645)	(565)
Purchases of available-for-sale securities	(114)	(64)	(77)
Proceeds from sales of available-for-sale securities	102	45	70
Proceeds from sales of other investments	15	7	—
Other, net	11	18	13
Net cash flows from investing activities	(1,012)	(639)	(559)

Cash flows from financing activities:
Dividends	(125)	(1)	(1)
Proceeds from long-term debt	947	—	—
Repayments of long-term debt	(670)	(283)	(412)
Redemption of preferred securities	(28)	—	—
Other, net	(7)	—	—
Net cash flows from financing activities	117	(284)	(413)

Net change in cash and cash equivalents	(160)	353	(202)
Cash and cash equivalents at beginning of year	354	1	203
Cash and cash equivalents at end of year	$194	$354	$1

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF CAPITALIZATION
(Amounts in millions, except share amounts)

	As of December 31,
	2013	2012
MidAmerican Energy common shareholder's equity:
Common shares, no par; 350,000,000 authorized; 70,980,203 outstanding	$561	$562
Retained earnings	3,295	3,070
Accumulated other comprehensive loss, net:
Unrealized losses on available-for-sale securities, net of tax of $(3) and $(4)	(4)	(5)
Unrealized losses on cash flow hedges, net of tax of $(4) and $(13)	(7)	(19)
MidAmerican Energy common shareholder's equity	3,845	3,608

Preferred securities (100,000,000 shares authorized)	—	27

Long-term debt, excluding current portion:
First mortgage bonds:
2.40%, due 2019	350	—
3.70%, due 2023	250	—
4.80%, due 2043	350	—
Variable-rate tax-exempt obligation series (2013- 0.08%, 2012- 0.18%):
Due 2016	34	34
Due 2017	4	4
Due 2023, issued in 1993	7	7
Due 2023, issued in 2008	57	57
Due 2024	35	35
Due 2025	13	13
Due 2038	45	45
Notes:
4.65% Series, due 2014	—	350
5.95% Series, due 2017	250	250
5.3% Series, due 2018	350	350
6.75% Series, due 2031	400	400
5.75% Series, due 2035	300	300
5.8% Series, due 2036	350	350
Turbine purchase obligation, 1.43%, due 2015	426	426
Obligations under capital leases	—	1
Unamortized debt discount	(19)	(32)
Total long-term debt, excluding current portion	3,202	2,590
Total capitalization	$7,047	$6,225

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
NOTES TO FINANCIAL STATEMENTS

(1)	Company Organization

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

(2)	Summary of Significant Accounting Policies

Use of Estimates in Preparation of Financial Statements

The preparation of the Financial Statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. These estimates include, but are not limited to, the effects of regulation; certain assumptions made in accounting for pension and other postretirement benefits; asset retirement obligations ("AROs"); income taxes; unbilled revenue; valuation of certain financial assets and liabilities, including derivative contracts; and accounting for contingencies. Actual results may differ from the estimates used in preparing the Financial Statements.

Accounting for the Effects of Certain Types of Regulation

MidAmerican Energy's utility operations are subject to the regulation of the Iowa Utilities Board ("IUB"), the Illinois Commerce Commission ("ICC"), the South Dakota Public Utilities Commission, and the Federal Energy Regulatory Commission ("FERC"). MidAmerican Energy's accounting policies and the accompanying Financial Statements conform to GAAP applicable to rate-regulated enterprises and reflect the effects of the ratemaking process.

MidAmerican Energy prepares its financial statements in accordance with authoritative guidance for regulated operations, which recognizes the economic effects of regulation. Accordingly, MidAmerican Energy defers the recognition of certain costs or income if it is probable that, through the ratemaking process, there will be a corresponding increase or decrease in future regulated rates. Regulatory assets and liabilities are established to reflect the impacts of these deferrals, which will be recognized in earnings in the periods the corresponding changes in regulated rates occur.

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

Cash Equivalents and Restricted Cash and Investments

Cash equivalents consist of funds invested in money market mutual funds, United States Treasury Bills and other investments with a maturity of three months or less when purchased. Cash and cash equivalents exclude amounts where availability is restricted by legal requirements, loan agreements or other contractual provisions. Restricted amounts are included in other current assets and investments and nonregulated property, net on the Balance Sheets.

Investments

MidAmerican Energy's management determines the appropriate classification of investments in debt and equity securities at the acquisition date and reevaluates the classification at each balance sheet date. Investments that management does not intend to use or is restricted from using in current operations are presented as noncurrent on the Balance Sheets.

Available-for-sale securities are carried at fair value with realized gains and losses, as determined on a specific identification basis, recognized in earnings and unrealized gains and losses recognized in AOCI, net of tax. Realized and unrealized gains and losses on securities in a trust related to the decommissioning of the Quad Cities Generating Station Units 1 and 2 ("Quad Cities Station") are recorded as a net regulatory liability because MidAmerican Energy expects to recover costs for these activities through regulated rates. Held-to-maturity securities are carried at amortized cost, reflecting the ability and intent to hold the securities to maturity.

Investments gains and losses arise when investments are sold (as determined on a specific identification basis) or are other-than-temporarily impaired. If a decline in value of an investment below cost is deemed other than temporary, the cost of the investment is written down to fair value, with a corresponding charge to earnings. Factors considered in judging whether an impairment is other than temporary include: the financial condition, business prospects and creditworthiness of the issuer; the relative amount of the decline; MidAmerican Energy's ability and intent to hold the investment until the fair value recovers; and the length of time that fair value has been less than cost. Impairment losses on equity securities are charged to earnings. With respect to an investment in a debt security, any resulting impairment loss is recognized in earnings if MidAmerican Energy intends to sell, or expects to be required to sell, the debt security before its amortized cost is recovered. If MidAmerican Energy does not expect to ultimately recover the amortized cost basis even if it does not intend to sell the security, the credit loss component is recognized in earnings and any difference between fair value and the amortized cost basis, net of the credit loss, is reflected in other comprehensive income (loss) ("OCI"). For regulated investments, any impairment charge is offset by the establishment of a regulatory asset to the extent recovery in regulated rates is probable.

Allowance for Doubtful Accounts

Receivables are stated at the outstanding principal amount, net of an estimated allowance for doubtful accounts. The allowance for doubtful accounts is based on MidAmerican Energy's assessment of the collectibility of amounts owed to it by its customers. This assessment requires judgment regarding the ability of customers to pay or the outcome of any pending disputes. As of December 31, 2013 and 2012, the allowance for doubtful accounts totaled $10 million and is included in receivables, net on the Balance Sheets.

Derivatives

MidAmerican Energy employs a number of different derivative contracts, including forwards, futures, options, swaps and other agreements, to manage price risk for electricity, natural gas and other commodities, and interest rate risk. Derivative contracts are recorded on the Balance Sheets as either assets or liabilities and are stated at estimated fair value unless they are designated as normal purchases or normal sales and qualify for the exception afforded by GAAP. Derivative balances reflect offsetting permitted under master netting agreements with counterparties and cash collateral paid or received under such agreements. Cash collateral received from or paid to counterparties to secure derivative contract assets or liabilities in excess of amounts offset is included in other current assets on the Balance Sheets.

Commodity derivatives used in normal business operations that are settled by physical delivery, among other criteria, are eligible for and may be designated as normal purchases or normal sales. Normal purchases or normal sales contracts are not marked to market, and settled amounts are recognized as operating revenue or cost of sales on the Statements of Operations.

For MidAmerican Energy's derivatives not designated as hedging contracts, the settled amount is generally included in regulated rates. Accordingly, the net unrealized gains and losses associated with interim price movements on contracts that are accounted for as derivatives and probable of inclusion in regulated rates are recorded as regulatory assets and liabilities. For MidAmerican Energy's derivatives not designated as hedging contracts and for which changes in fair value are not recorded as regulatory assets and liabilities, unrealized gains and losses are recognized on the Statements of Operations as nonregulated operating revenue for sales contracts and as nonregulated cost of sales for purchase contracts and electricity and natural gas swap contracts.

For MidAmerican Energy's derivatives designated as hedging contracts, MidAmerican Energy formally assesses, at inception and thereafter, whether the hedging contract is highly effective in offsetting changes in the hedged item. MidAmerican Energy formally documents hedging activity by transaction type and risk management strategy.

Changes in the estimated fair value of a derivative contract designated and qualified as a cash flow hedge, to the extent effective, are included on the Statements of Changes in Equity as AOCI, net of tax, until the contract settles and the hedged item is recognized in earnings. MidAmerican Energy discontinues hedge accounting prospectively when it has determined that a derivative contract no longer qualifies as an effective hedge, or when it is no longer probable that the hedged forecasted transaction will occur. When hedge accounting is discontinued because the derivative contract no longer qualifies as an effective hedge, future changes in the estimated fair value of the derivative contract are charged to earnings. Gains and losses related to discontinued hedges that were previously recorded in AOCI will remain in AOCI until the contract settles and the hedged item is recognized in earnings, unless it becomes probable that the hedged forecasted transaction will not occur, at which time associated deferred amounts in AOCI are immediately recognized in earnings.

Inventories

Inventories consist mainly of coal stocks, totaling $109 million and $122 million as of December 31, 2013 and 2012, respectively, materials and supplies, totaling $95 million and $86 million as of December 31, 2013 and 2012, respectively, and natural gas in storage, totaling $19 million and $27 million as of December 31, 2013 and 2012, respectively. The cost of materials and supplies, coal stocks and fuel oil is determined using the average cost method. The cost of stored natural gas is determined using the last-in-first-out method. With respect to stored natural gas, the replacement cost would be $36 million and $26 million higher as of December 31, 2013 and 2012, respectively.

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

Depreciation and amortization for MidAmerican Energy's utility operations are computed by applying the composite or straight-line method based on either estimated useful lives or mandated recovery periods as prescribed by its various regulatory authorities. Depreciation studies are completed by MidAmerican Energy to determine the appropriate group lives, net salvage and group depreciation rates. These studies are reviewed and rates are ultimately approved by the applicable regulatory commission. Net salvage includes the estimated future residual values of the assets and any estimated removal costs recovered through approved depreciation rates. Estimated removal costs are recorded as either a cost of removal regulatory liability or an ARO liability on the Balance Sheets, depending on whether the obligation meets the requirements of an ARO. As actual removal costs are incurred, the associated liability is reduced.

During the second quarter of 2011, MidAmerican Energy revised its electric and gas utility plant depreciation rates based on the results of a depreciation study. The new rates generally reflect longer estimated useful lives and lower net salvage. The effect of this change reduced depreciation and amortization expense by $16 million in 2011 and $28 million annually based on depreciable plant balances at the time of the change. During the third quarter of 2012, MidAmerican Energy revised its depreciation rates for certain generation facilities reflecting shorter estimated useful lives. The effect of this change increased depreciation and amortization expense by $5 million in 2012 and $11 million annually based on depreciable plant balances at the time of the change. During the third quarter of 2013, MidAmerican Energy revised its depreciation rates for certain electric generating facilities based on the results of a new depreciation study. The new rates reflect longer estimated useful lives for wind-powered generating facilities placed in service in 2011 and 2012 and a lower accrual rate for the cost of removal regulatory liability related to coal-fueled generating facilities. The effect of this change was to reduce depreciation and amortization expense by $20 million in 2013 and $49 million annually based on depreciable plant balances at the time of the change.

The average depreciation and amortization rates applied to depreciable utility plant for the years ended December 31 were as follows:

	2013	2012	2011

Electric	3.3%	3.3%	3.2%
Gas	2.8%	2.8%	2.9%

Generally, when MidAmerican Energy retires or sells a component of utility plant, it charges the original cost, net of any proceeds from the disposition to accumulated depreciation. Any gain or loss on disposals of nonregulated assets is recorded through earnings.

Debt and equity AFUDC, which represent the estimated costs of debt and equity funds necessary to finance the construction of its regulated facilities, is capitalized by MidAmerican Energy as a component of utility plant, with offsetting credits to the Statements of Operations. AFUDC is computed based on guidelines set forth by the FERC. After construction is completed, MidAmerican Energy is permitted to earn a return on these costs as a component of the related assets, as well as recover these costs through depreciation expense over the useful lives of the related assets.

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

Impairment

MidAmerican Energy evaluates long-lived assets for impairment, including utility plant, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable or the assets are being held for sale. Upon the occurrence of a triggering event, the asset is reviewed to assess whether the estimated undiscounted cash flows expected from the use of the asset plus the residual value from the ultimate disposal exceeds the carrying value of the asset. If the carrying value exceeds the estimated recoverable amounts, the asset is written down to the estimated fair value. The impacts of regulation are considered when evaluating the carrying value of regulated assets. For all other assets, any resulting impairment loss is reflected on the Statements of Operations.

Revenue Recognition

Revenue from electric and natural gas customers is recognized as electricity or natural gas is delivered or services are provided. Revenue recognized includes billed and unbilled amounts. As of December 31, 2013 and 2012, unbilled revenue was $145 million and $135 million, respectively, and is included in receivables, net on the Balance Sheets.

The determination of revenue from an individual customer is based on a systematic reading of meters and rates. At the end of each month, amounts of energy provided to customers since the date of the last meter reading are estimated, and the corresponding unbilled revenue is recorded. Factors that can impact the estimate of unbilled energy include, but are not limited to, seasonal weather patterns compared to normal, total volumes supplied to the system, line losses, economic impacts and composition of customer classes. Estimates are reversed in the following month and actual revenue is recorded based on subsequent meter readings.

All of MidAmerican Energy's regulated retail gas sales are subject to energy adjustment clauses. MidAmerican Energy also has costs that are recovered, at least in part, through bill riders, including demand-side management costs. The clauses and riders allow MidAmerican Energy to adjust the amounts charged for electric and gas service as the related costs change. The costs recovered in revenue through use of the adjustment clauses and bill riders is charged to expense in the same period the related revenue is recognized. At any given time, these costs may be over or under collected from customers. The total under collection included in receivables at December 31, 2013 and 2012, was $49 million and $54 million, respectively.

Sales and Excise Tax

MidAmerican Energy collects from its customers sales and excise taxes assessed by governmental authorities on transactions with customers and later remits the collected taxes to the appropriate authority. If the obligation to pay a particular tax resides with the customer, MidAmerican Energy reports such taxes collected on a net basis and, accordingly, they do not affect the Statement of Operations. Taxes for which the obligation resides with MidAmerican Energy are reported on a gross basis in operating revenue and operating expenses. The amounts reported on a gross basis are not material.

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

Deferred income tax assets and liabilities are based on differences between the financial statement and income tax basis of assets and liabilities using estimated income tax rates expected to be in effect for the year in which the differences are expected to reverse. Changes in deferred income tax assets and liabilities that are associated with components of OCI are charged or credited directly to OCI. Changes in deferred income tax assets and liabilities that are associated with income tax benefits and expense for certain property-related basis differences and other various differences that MidAmerican Energy is required to pass on to its customers in Iowa are charged or credited directly to a regulatory asset or liability. As of December 31, 2013 and 2012, these amounts were recognized as a net regulatory asset totaling $649 million and $640 million, respectively, and will be included in regulated rates when the temporary differences reverse. Other changes in deferred income tax assets and liabilities are included as a component of income tax expense. Changes in deferred income tax assets and liabilities attributable to changes in enacted income tax rates are charged or credited to income tax expense or a regulatory asset or liability in the period of enactment. Investment tax credits are generally deferred and amortized over the estimated useful lives of the related properties or as prescribed by various regulatory jurisdictions.

In determining MidAmerican Funding's and MidAmerican Energy's income taxes, management is required to interpret complex income tax laws and regulations, which includes consideration of regulatory implications imposed by MidAmerican Energy's various regulatory jurisdictions. MidAmerican Funding's and MidAmerican Energy's income tax returns are subject to continuous examinations by federal, state and local tax authorities that may give rise to different interpretations of these complex laws and regulations. Due to the nature of the examination process, it generally takes years before these examinations are completed and these matters are resolved. MidAmerican Funding and MidAmerican Energy recognize the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the Consolidated Financial Statements from such a position are measured based on the largest benefit that is more-likely-than-not of being realized upon ultimate settlement. Although the ultimate resolution of their federal, state and local income tax examinations is uncertain, each company believes it has made adequate provisions for its income tax positions. The aggregate amount of any additional income tax liabilities that may result from these examinations, if any, is not expected to have a material impact on its consolidated financial results. MidAmerican Funding's and MidAmerican Energy's unrecognized tax benefits are primarily included in taxes accrued and other long-term liabilities on their respective Consolidated Balance Sheets. Estimated interest and penalties, if any, related to uncertain tax positions are included as a component of income tax expense on the Consolidated Statements of Operations.

New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-04, which amends FASB Accounting Standards Codification ("ASC") Topic 405, "Liabilities." The amendments in this guidance require an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date as the amount the reporting entity agreed to pay plus any additional amounts the reporting entity expects to pay on behalf of its co-obligor. Additionally, the guidance requires the entity to disclose the nature and amount of the obligation, as well as other information about those obligations. This guidance is effective for interim and annual reporting periods beginning after December 15, 2013. MidAmerican Energy adopted this guidance on January 1, 2014. The adoption of this guidance did not have a material impact on MidAmerican Energy's disclosures included within Notes to Financial Statements.

In February 2013, the FASB issued ASU No. 2013‑02, which amends FASB ASC Topic 220, "Comprehensive Income." The amendments in this guidance require an entity to provide information about the amounts reclassified out of AOCI by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required by GAAP that provide additional detail about those amounts. MidAmerican Energy adopted this guidance on January 1, 2013. The adoption of this guidance did not have a material impact on MidAmerican Energy's disclosures included within Notes to Financial Statements.

In December 2011, the FASB issued ASU No. 2011‑11, which amends FASB ASC Topic 210, "Balance Sheet." The amendments in this guidance require an entity to provide quantitative disclosures about offsetting financial instruments and derivative instruments. Additionally, this guidance requires qualitative and quantitative disclosures about master netting agreements or similar agreements when the financial instruments and derivative instruments are not offset. In January 2013, the FASB issued ASU No. 2013‑01, which also amends FASB ASC Topic 210 to clarify that the scope of ASU No. 2011‑11 only applies to derivative instruments, repurchase agreements, reverse purchase agreements and securities borrowing and securities lending transactions that are either being offset or are subject to an enforceable master netting arrangement or similar agreement. MidAmerican Energy adopted the guidance on January 1, 2013. The adoption of the guidance did not have a material impact on its disclosures included within Notes to Financial Statements.

(3)    Jointly Owned Utility Facilities

Under joint facility ownership agreements with other utilities, MidAmerican Energy, as a tenant in common, has undivided interests in jointly owned generation and transmission facilities. MidAmerican Energy accounts for its proportionate share of each facility, and each joint owner has provided financing for its share of each facility. Operating costs of each facility are assigned to joint owners based on their percentage of ownership or energy production, depending on the nature of the cost. Operating costs and expenses on the Statements of Operations include MidAmerican Energy's share of the expenses of these facilities.

The amounts shown in the table below represent MidAmerican Energy's share in each jointly owned facility as of December 31, 2013 (dollars in millions):

			Accumulated	Construction
	Company	Plant in	Depreciation and	Work in
	Share	Service	Amortization	Progress

Louisa Unit No. 1	88.0%	$745	$379	$—
Quad Cities Unit Nos. 1 & 2(1)	25.0	628	294	10
Walter Scott, Jr. Unit No. 3	79.1	605	280	3
Walter Scott, Jr. Unit No. 4(2)	59.7	440	75	3
George Neal Unit No. 4	40.6	299	140	—
Ottumwa Unit No. 1	52.0	282	169	156
George Neal Unit No. 3	72.0	185	137	154
Transmission facilities(3)	Various	241	78	1
Total		$3,425	$1,552	$327

(1)	Includes amounts related to nuclear fuel.

(2)	Plant in service and accumulated depreciation and amortization amounts are net of credits applied under Iowa revenue sharing arrangements totaling $319 million and $53 million, respectively.

(3)	Includes 345 and 161 kilovolt transmission lines and substations.

(4)	Regulatory Matters

Regulatory assets represent costs that are expected to be recovered in future regulated rates. MidAmerican Energy's regulatory assets reflected on the Balance Sheets consist of the following as of December 31 (in millions):

	Average
	Remaining Life	2013	2012

Deferred income taxes, net(1)	24 years	$649	$640
Asset retirement obligations(2)	19 years	34	24
Employee benefit plans(3)	10 years	26	121
Unrealized loss on regulated derivative contracts	1 year	10	50
Other	Various	29	41
Total		$748	$876

(1)
Amounts primarily represent income tax benefits related to state accelerated tax depreciation and certain property-related basis differences that were previously flowed through to customers and will be included in regulated rates when the temporary differences reverse.

(2)	Amount predominantly relates to asset retirement obligations for fossil-fueled and wind-powered generating facilities. Refer to Note 12 for a discussion of asset retirement obligations.

(3)	Represents amounts not yet recognized as a component of net periodic benefit cost that are expected to be included in regulated rates when recognized.

MidAmerican Energy had regulatory assets not earning a return on investment of $743 million and $871 million as of December 31, 2013 and 2012, respectively.

Regulatory liabilities represent income to be recognized or amounts to be returned to customers in future periods. MidAmerican Energy's regulatory liabilities reflected on the Balance Sheets consist of the following as of December 31 (in millions):

	Average
	Remaining Life	2013	2012

Cost of removal accrual(1)	24 years	$649	$629
Asset retirement obligations(2)	24 years	140	94
Employee benefit plans(3)	10 years	55	—
Other	Various	31	27
Total		$875	$750

(1)
Amounts represent estimated costs, as accrued through depreciation rates and exclusive of ARO liabilities, of removing utility plant in accordance with accepted regulatory practices. Amounts are deducted from rate base or otherwise accrue a carrying cost.

(2)	Amount predominantly represents the excess of nuclear decommission trust assets over the related asset retirement obligation. Refer to Note 12 for a discussion of asset retirement obligations.

(3)	Represents amounts not yet recognized as a component of net periodic benefit cost that are to be returned to customers in future periods when recognized.

(5)	Investments and Nonregulated Property, Net

Investments and nonregulated property, net consists of the following amounts as of December 31 (in millions):

	2013	2012

Nuclear decommissioning trust	$394	$337
Rabbi trusts	172	168
Auction rate securities	23	21
Nonregulated property, net of accumulated depreciation of $5 and $9, respectively	9	9
Total	$598	$535

MidAmerican Energy has established a trust for the investment of funds for decommissioning the Quad Cities Station. These investments in debt and equity securities are classified as available-for-sale and are reported at fair value. Funds are invested in the trust in accordance with applicable federal and state investment guidelines and are restricted for use as reimbursement for costs of decommissioning the Quad Cities Station, which is currently licensed for operation until December 2032. As of December 31, 2013 and 2012, the fair value of the trust's funds was invested as follows: 54% and 56%, respectively, in domestic common equity securities, 34% and 31%, respectively, in United States government securities, 9% and 10%, respectively, in domestic corporate debt securities and 3% and 3%, respectively, in other securities.

Rabbi trusts primarily hold corporate-owned life insurance on certain current and former key executives and directors. The Rabbi trusts were established to hold investments used to fund the obligations of various nonqualified executive and director compensation plans and to pay the costs of the trusts. The amount represents the cash surrender value of all of the policies included in the Rabbi trusts, net of amounts borrowed against the cash surrender value. Changes in the cash surrender value of the policies are reflected in non-operating income - other, net on the Statements of Operation.

MidAmerican Energy has investments in interest bearing auction rate securities with a par value of $35 million as of December 31, 2013 and 2012, and remaining maturities of 4 to 22 years. MidAmerican Energy considers the securities to be temporarily impaired, except for an other-than-temporary impairment of $3 million, after-tax, recorded in 2008, and has recorded unrealized losses on the securities of $4 million and $5 million, after tax, in AOCI as of December 31, 2013 and 2012, respectively. MidAmerican Energy does not intend to sell or expect to be required to sell the securities until the remaining principal investment is collected.

Nonregulated property includes computer software, land and other assets not recoverable for regulated utility purposes. Depreciable property consists primarily of computer software, which is amortized on a straight-line basis over five years.

(6)	Components of Accumulated Other Comprehensive Loss, Net

The following table shows the change in accumulated other comprehensive loss by each component of other comprehensive income, net of applicable income taxes, for the year ended December 31, 2013 (in millions):

	Unrealized	Unrealized	Accumulated
	Losses on	Losses on	Other
	Available-For-Sale	Cash Flow	Comprehensive
	Securities	Hedges	Loss, Net

Balance, December 31, 2012	$(5)	$(19)	$(24)
Other comprehensive income	1	12	13
Balance, December 31, 2013	$(4)	$(7)	$(11)

Reclassifications from AOCI to net income for the years ended December 31, 2013, 2012 and 2011, were net losses reflected in nonregulated cost of sales totaling $10 million, $38 million and $18 million, respectively.

(7)	Preferred Securities

In April 2013, MidAmerican Energy redeemed and canceled all outstanding shares of each series of its preferred securities at the stated redemption prices, which in aggregate totaled $28 million including accrued dividends.

(8)	Long-Term Debt

The annual repayments of MidAmerican Energy's long-term debt for the years beginning January 1, 2014, and thereafter, excluding unamortized discounts, are as follows (in millions):

2014	$350
2015	426
2016	34
2017	254
2018	350
2019 and thereafter	2,157

Refer to MidAmerican Energy's Statements of Capitalization for detail of long-term debt.

In conjunction with the construction of wind-powered generating facilities in 2012, MidAmerican Energy has accrued in gross utility plant in service amounts for turbine purchases it is not contractually obligated to pay until December 2015. The amount ultimately payable was discounted and recognized upon delivery of the equipment as long-term debt. The discount is being amortized as interest expense over the period until payment is due using the effective interest method. The amount ultimately payable is reflected as a turbine purchase obligation with the applicable discount rate on the Statements of Capitalization.

MidAmerican Energy's $950 million of first mortgage bonds were issued in September 2013 pursuant to its indenture dated September 9, 2013, as supplemented and amended. The net proceeds were used for the repayment of $669 million of long-term debt that matured December 31, 2013, and for general corporate purposes.

Pursuant to MidAmerican Energy's mortgage dated September 9, 2013, MidAmerican Energy's first mortgage bonds, currently and from time to time outstanding, are secured by a first mortgage lien on substantially all of its electric generating, transmission and distribution property within the State of Iowa, subject to certain exceptions and permitted encumbrances. As of December 31, 2013, MidAmerican Energy's eligible property subject to the lien of the mortgage totaled approximately $11 billion based on original cost. Additionally, MidAmerican Energy's senior notes outstanding are equally and ratably secured with the first mortgage bonds as required by the indentures under which the senior notes were issued.

MidAmerican Energy's variable rate tax-exempt obligations, including the tax-exempt bonds discussed below, bear interest at rates that are periodically established through remarketing of the bonds in the short-term tax-exempt market. MidAmerican Energy, at its option, may change the mode of interest calculation for these bonds by selecting from among several floating or fixed rate alternatives. The interest rates shown on the Statements of Capitalization are the weighted average interest rates as of December 31, 2013 and 2012. MidAmerican Energy maintains revolving credit facility agreements to provide liquidity for holders of these issues.

As of December 31, 2013, MidAmerican Energy was in compliance with all of its applicable long-term debt covenants.

In March 1999, MidAmerican Energy committed to the IUB to use commercially reasonable efforts to maintain an investment grade rating on its long-term debt and to maintain its common equity level above 42% of total capitalization unless circumstances beyond its control result in the common equity level decreasing to below 39% of total capitalization. MidAmerican Energy must seek the approval from the IUB of a reasonable utility capital structure if MidAmerican Energy's common equity level decreases below 42% of total capitalization, unless the decrease is beyond the control of MidAmerican Energy. MidAmerican Energy is also required to seek the approval of the IUB if MidAmerican Energy's equity level decreases to below 39%, even if the decrease is due to circumstances beyond the control of MidAmerican Energy. As of December 31, 2013, MidAmerican Energy's common equity ratio was 51% computed on a basis consistent with its commitment. As a result of its regulatory commitment to maintain its common equity level above certain thresholds, MidAmerican Energy could dividend $1.3 billion as of December 31, 2013, without falling below 42%.

(9)    Short-Term Debt and Revolving Credit Facilities

Interim financing of working capital needs and the construction program is obtained from unaffiliated parties through the sale of commercial paper or short-term borrowing from banks. In March 2013, MidAmerican Energy replaced its $530 million unsecured revolving credit facility, which had been set to expire in July 2013, with a $600 million unsecured revolving credit facility expiring in March 2018. The new credit facility, which supports MidAmerican Energy's commercial paper program and its variable-rate tax-exempt bond obligations and provides for the issuance of letters of credit, has a variable interest rate based on the London Interbank Offered Rate ("LIBOR") or a base rate, at MidAmerican Energy's option, plus a spread that varies based on MidAmerican Energy's credit ratings for senior unsecured long-term debt securities. In addition, MidAmerican Energy has a $5 million unsecured credit facility, which expires in June 2014 and has a variable interest rate based on LIBOR plus a spread. The $600 million credit facility requires that MidAmerican Energy's ratio of consolidated debt, including current maturities, to total capitalization not exceed 0.65 to 1.0 as of the last day of any quarter. As of December 31, 2013, MidAmerican Energy was in compliance with the covenants of its credit facilities. MidAmerican Energy has authority from the FERC to issue commercial paper and bank notes aggregating $600 million through October 30, 2014.

The following table summarizes MidAmerican Energy's availability under its two unsecured revolving credit facilities as of December 31 (in millions):

	2013	2012

Revolving credit facilities	$605	$535
Less:
Variable-rate tax-exempt bond support	(195)	(195)
Net revolving credit facilities	$410	$340

(10)	Income Taxes

MidAmerican Energy's income tax benefit consists of the following for the years ended December 31 (in millions):

	2013	2012	2011
Current:
Federal	$(196)	$(256)	$(474)
State	(10)	(21)	(6)
	(206)	(277)	(480)
Deferred:
Federal	101	200	453
State	3	(20)	11
	104	180	464

Investment tax credits	(1)	(2)	(1)
Total	$(103)	$(99)	$(17)

A reconciliation of the federal statutory income tax rate to MidAmerican Energy's effective income tax rate applicable to income before income tax benefit is as follows for the years ended December 31:

	2013	2012	2011

Federal statutory income tax rate	35%	35%	35%
Income tax credits	(70)	(56)	(32)
State income tax, net of federal income tax benefit	(2)	(10)	1
Income tax method changes	—	(6)	(10)
Effects of ratemaking	(3)	—	—
Other, net	(2)	(2)	—
Effective income tax rate	(42)%	(39)%	(6)%

Income tax credits relate primarily to production tax credits earned by MidAmerican Energy's wind-powered generating facilities. Federal renewable electricity production tax credits are earned as energy from qualifying wind-powered generating facilities is produced and sold and are based on a per-kilowatt hour rate pursuant to the applicable federal income tax law. Wind-powered generating facilities are eligible for the credits for 10 years from the date the qualifying generating facilities are placed in service.

MidAmerican Energy's income tax benefit for the year ended December 31, 2012, reflects $16 million of federal income tax benefits recognized in connection with an income tax method change for income tax years prior to 2012 related to repair costs for its regulated utility electric transmission and distribution assets based on guidance published by the Internal Revenue Service. MidAmerican Energy's income tax benefit for the year ended December 31, 2011, reflects $35 million of federal income tax benefits in conjunction with the partial resolution of certain tax issues related to tax positions taken for income tax method changes in 2009 and 2010 associated with the determination of current income tax deductions for repair costs and administrative and general costs related to certain of MidAmerican Energy's regulated utility assets.

The income tax method changes result in current deductibility for applicable repair and administrative and general costs, which are capitalized for book purposes. MidAmerican Energy retroactively applied the method changes and deducted amounts related to prior years' costs on the tax return that includes the year of change. State utility rate regulation in Iowa requires that the tax effect of certain temporary differences be flowed through immediately to customers. Therefore, certain deferred amounts that would otherwise have been recognized in income tax expense have been included as changes in regulatory assets in recognition of MidAmerican Energy's ability to recover increased tax expense when such temporary differences reverse. This treatment of such temporary differences impacts income tax expense and effective income tax rates from year to year.

MidAmerican Energy's net deferred income tax liability consists of the following as of December 31 (in millions):

	2013	2012
Deferred income tax assets:
Regulatory liabilities	$351	$311
Employee benefits	61	83
Derivative contracts	9	32
Asset retirement obligations	172	132
Other	60	76
Total deferred income tax assets	653	634

Deferred income tax liabilities:
Depreciable property	(2,599)	(2,422)
Regulatory assets	(304)	(353)
Other	(40)	(26)
Total deferred income tax liabilities	(2,943)	(2,801)

Net deferred income tax liability	$(2,290)	$(2,167)

Reflected as:
Current assets - other	$4	$—
Current liabilities - other	—	(3)
Deferred income taxes	(2,294)	(2,164)
	$(2,290)	$(2,167)

As of December 31, 2013, MidAmerican Energy has available $20 million of state carryforwards, principally related to $426 million of net operating losses, that expire at various intervals between 2014 and 2032.

The United States Internal Revenue Service has effectively settled its examination of MEHC's income tax returns through December 2009, including components related to MidAmerican Energy. In addition, state jurisdictions have closed their examinations of MidAmerican Energy's income tax returns through at least February 9, 2006, including Iowa and Illinois, which are closed through December 31, 2012, and December 31, 2008, respectively.

A reconciliation of the beginning and ending balances of MidAmerican Energy's net unrecognized tax benefits is as follows for the years ended December 31 (in millions):

	2013	2012

Beginning balance	$36	$46
Additions based on tax positions related to the current year	10	10
Additions for tax positions of prior years	3	25
Reductions based on tax positions related to the current year	(10)	(16)
Reductions for tax positions of prior years	(8)	(23)
Statute of limitations	(2)	(3)
Settlements	—	(2)
Interest and penalties	—	(1)
Ending balance	$29	$36

As of December 31, 2013 and 2012, substantially all of MidAmerican Energy's unrecognized tax benefits of $29 million and $36 million, respectively, if recognized, would have an impact on the effective tax rate. The unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility.

(11)	Employee Benefit Plans

MidAmerican Energy sponsors a noncontributory defined benefit pension plan covering a majority of all employees of MEHC and its domestic energy subsidiaries other than PacifiCorp and NV Energy, Inc. Benefit obligations under the plan are based on a cash balance arrangement for salaried employees and certain union employees and final average pay formulas for other union employees. MidAmerican Energy also maintains noncontributory, nonqualified defined benefit supplemental executive retirement plans ("SERP") for certain active and retired participants.

MidAmerican Energy also sponsors certain postretirement healthcare and life insurance benefits covering substantially all retired employees of MEHC and its domestic energy subsidiaries other than PacifiCorp and NV Energy, Inc. Under the plans, a majority of all employees of the participating companies may become eligible for these benefits if they reach retirement age. New employees are not eligible for benefits under the plans. MidAmerican Energy has been allowed to recover accrued pension and other postretirement benefit costs in its electric and gas service rates.

Net Periodic Benefit Cost

For purposes of calculating the expected return on pension plan assets, a market-related value is used. The market-related value of plan assets is calculated by spreading the difference between expected and actual investment returns on equity investments over a five-year period beginning after the first year in which they occur.

MidAmerican Energy bills to and is reimbursed currently for affiliates' share of the net periodic benefit costs from all plans in which such affiliates participate. In 2013, 2012 and 2011, MidAmerican Energy's share of the pension net periodic benefit cost was $11 million, $8 million and $9 million, respectively. MidAmerican Energy's share of the other postretirement net periodic benefit cost (benefit) in 2013, 2012 and 2011 totaled $(1) million, $(2) million and $- million, respectively.

Net periodic benefit cost for the plans of MidAmerican Energy and the aforementioned affiliates included the following components for the years ended December 31 (in millions):

	Pension			Other Postretirement
	2013	2012	2011	2013	2012	2011

Service cost	$18	$18	$18	$5	$4	$4
Interest cost	33	37	39	8	8	10
Expected return on plan assets	(45)	(45)	(43)	(13)	(13)	(13)
Net amortization	11	4	—	(3)	(3)	(2)
Net periodic benefit cost (benefit)	$17	$14	$14	$(3)	$(4)	$(1)

Funded Status

The following table is a reconciliation of the fair value of plan assets for the years ended December 31 (in millions):

	Pension		Other Postretirement
	2013	2012	2013	2012

Plan assets at fair value, beginning of year	$643	$555	$226	$213
Employer contributions	7	65	1	1
Participant contributions	—	—	1	2
Actual return on plan assets	142	74	40	25
Benefits paid	(70)	(51)	(12)	(15)
Plan assets at fair value, end of year	$722	$643	$256	$226

The following table is a reconciliation of the benefit obligations for the years ended December 31 (in millions):

	Pension		Other Postretirement
	2013	2012	2013	2012

Benefit obligation, beginning of year	$846	$799	$213	$198
Service cost	18	18	5	4
Interest cost	33	37	8	8
Participant contributions	—	—	1	2
Actuarial (gain) loss	(59)	43	20	16
Benefits paid	(70)	(51)	(12)	(15)
Benefit obligation, end of year	$768	$846	$235	$213
Accumulated benefit obligation, end of year	$751	$821

The funded status of the plans and the amounts recognized on the Balance Sheets as of December 31 are as follows (in millions):

	Pension		Other Postretirement
	2013	2012	2013	2012

Plan assets at fair value, end of year	$722	$643	$256	$226
Less - Benefit obligation, end of year	768	846	235	213
Funded status	$(46)	$(203)	$21	$13

Amounts recognized on the Balance Sheets:
Other assets	$66	$—	$21	$13
Other current liabilities	(8)	(8)	—	—
Other liabilities	(104)	(195)	—	—
Amounts recognized	$(46)	$(203)	$21	$13

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

The SERP has no plan assets; however, MidAmerican Energy and MEHC have Rabbi trusts that hold corporate-owned life insurance and other investments to provide funding for the future cash requirements of the SERP. The cash surrender value of all of the policies included in the Rabbi trusts, net of amounts borrowed against the cash surrender value, plus the fair market value of other Rabbi trust investments, was $149 million and $136 million as of December 31, 2013 and 2012, respectively, of which $98 million and $94 million was held by MidAmerican Energy as of December 31, 2013 and 2012, respectively, with the remainder held by MEHC. These assets are not included in the plan assets in the above table, but are reflected in investments and nonregulated property, net on the Balance Sheets.

Unrecognized Amounts

The portion of the funded status of the plans not yet recognized in net periodic benefit cost as of December 31 is as follows (in millions):

	Pension		Other Postretirement
	2013	2012	2013	2012

Net (gain) loss	$(44)	$121	$41	$51
Prior service cost (credit)	3	4	(47)	(53)
Total	$(41)	$125	$(6)	$(2)

A reconciliation of the amounts not yet recognized as components of net periodic benefit cost for the years ended December 31, 2013 and 2012 is as follows (in millions):

	Regulatory Asset	Regulatory Liability	Receivables (Payables) with Affiliates	Total
Pension
Balance, December 31, 2011	$99	$—	$16	$115
Net loss arising during the year	14	—	—	14
Net amortization	(3)	—	(1)	(4)
Total	11	—	(1)	10
Balance, December 31, 2012	110	—	15	125
Net gain arising during the year	(91)	(49)	(15)	(155)
Net amortization	(3)	(6)	(2)	(11)
Total	(94)	(55)	(17)	(166)
Balance, December 31, 2013	$16	$(55)	$(2)	$(41)

	Regulatory Asset	Regulatory Liability	Receivables (Payables) with Affiliates	Total
Other Postretirement
Balance, December 31, 2011	$2	$—	$(12)	$(10)
Net loss (gain) arising during the year	6	—	(2)	4
Net amortization	3	—	1	4
Total	9	—	(1)	8
Balance, December 31, 2012	11	—	(13)	(2)
Net gain arising during the year	(3)	—	(4)	(7)
Net amortization	2	—	1	3
Total	(1)	—	(3)	(4)
Balance, December 31, 2013	$10	$—	$(16)	$(6)

The net loss and prior service cost (credit) that will be amortized in 2014 into net periodic benefit cost are estimated to be as follows (in millions):

	Net Loss	Prior Service Cost (Credit)	Total

Pension	$1	$—	$1
Other postretirement	2	(5)	(3)
Total	$3	$(5)	$(2)

Plan Assumptions

Assumptions used to determine benefit obligations and net periodic benefit cost were as follows:

	Pension			Other Postretirement
	2013	2012	2011	2013	2012	2011
Benefit obligations as of December 31:
Discount rate	4.75%	4.00%	4.75%	4.50%	3.75%	4.75%
Rate of compensation increase	3.00%	3.00%	3.50%	N/A	N/A	N/A

Net periodic benefit cost for the years ended December 31:
Discount rate	4.00%	4.75%	5.50%	3.75%	4.75%	5.50%
Expected return on plan assets(1)	7.50%	7.50%	7.50%	7.25%	7.50%	7.50%
Rate of compensation increase	3.00%	3.50%	3.50%	N/A	N/A	N/A

(1)	Amounts reflected are pre-tax values. Assumed after-tax returns for a taxable, non-union other postretirement plan were 5.56% for 2013, and 5.75% for 2012 and 2011.

	2013	2012
Assumed healthcare cost trend rates as of December 31:
Healthcare cost trend rate assumed for next year	8.00%	8.00%
Rate that the cost trend rate gradually declines to	5.00%	5.00%
Year that the rate reaches the rate it is assumed to remain at	2019	2018

In establishing its assumption as to the expected return on plan assets, MidAmerican Energy utilizes the expected asset allocation and return assumptions for each asset class based on historical performance and forward-looking views of the financial markets.

A one percentage-point change in assumed healthcare cost trend rates would have the following effects (in millions):

	One Percentage-Point
	Increase	Decrease
Increase (decrease) in:
Total service and interest cost	$—	$—
Other postretirement benefit obligation	5	(4)

Contributions and Benefit Payments

Employer contributions to the pension and other postretirement benefit plans are expected to be $8 million and $1 million, respectively, during 2014. Funding to MidAmerican Energy's pension benefit plan trust is based upon the actuarially determined costs of the plan and the requirements of the Internal Revenue Code, the Employee Retirement Income Security Act of 1974 and the Pension Protection Act of 2006, as amended. MidAmerican Energy considers contributing additional amounts from time to time in order to achieve certain funding levels specified under the Pension Protection Act of 2006, as amended. MidAmerican Energy's funding policy for its other postretirement benefit plan is to generally contribute an amount equal to the net periodic benefit cost. The amounts and timing of these contributions may be impacted by United States Internal Revenue Service deductibility and funding limits.

Net periodic benefit costs assigned to MidAmerican Energy affiliates are reimbursed currently in accordance with its intercompany administrative services agreement. The expected benefit payments to participants in MidAmerican Energy's pension and other postretirement benefit plans for 2014 through 2018 and for the five years thereafter are summarized below (in millions):

	Projected Benefit Payments
	Pension	Other Postretirement

2014	$56	$16
2015	56	17
2016	58	18
2017	60	20
2018	60	21
2019-2023	307	108

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

The target allocations (percentage of plan assets) for MidAmerican Energy's pension and other postretirement benefit plan assets are as follows as of December 31, 2013:

	Pension	Other Postretirement
	%	%
Debt securities(1)	20-40	25-45
Equity securities(1)	60-80	50-80
Real estate funds	2-8	—
Other	0-5	0-5

(1)	For purposes of target allocation percentages and consistent with the plans' investment policy, investment funds are allocated based on the underlying investments in debt and equity securities.

Fair Value Measurements

The following table presents the fair value of plan assets, by major category, for MidAmerican Energy's defined benefit pension plan (in millions):

	Input Levels for Fair Value Measurements(1)
	Level 1	Level 2	Level 3	Total
As of December 31, 2013
Cash equivalents	$—	$10	$—	$10
Debt securities:
United States government obligations	10	—	—	10
Corporate obligations	—	30	—	30
Municipal obligations	—	5	—	5
Agency, asset and mortgage-backed obligations	—	31	—	31
Equity securities:
United States companies	163	—	—	163
International equity securities	52	—	—	52
Investment funds(2)	105	285	—	390
Real estate funds	—	—	31	31
Total	$330	$361	$31	$722

As of December 31, 2012
Cash equivalents	$—	$7	$—	$7
Debt securities:
United States government obligations	19	—	—	19
Corporate obligations	—	31	—	31
Municipal obligations	—	5	—	5
Agency, asset and mortgage-backed obligations	—	29	—	29
Equity securities:
United States companies	137	—	—	137
Investment funds(2)	101	288	—	389
Real estate funds	—	—	26	26
Total	$257	$360	$26	$643

(1)	Refer to Note 14 for additional discussion regarding the three levels of the fair value hierarchy.

(2)
Investment funds are comprised of mutual funds and collective trust funds. These funds consist of equity and debt securities of approximately 78% and 22%, respectively, for 2013 and 74% and 26%, respectively, for 2012. Additionally, these funds are invested in United States and international securities of approximately 80% and 20%, respectively, for 2013 and 77% and 23%, respectively, for 2012.

The following table presents the fair value of plan assets, by major category, for MidAmerican Energy's defined benefit other postretirement plans (in millions):

	Input Levels for Fair Value Measurements(1)
	Level 1	Level 2	Level 3	Total
As of December 31, 2013
Cash equivalents	$1	$—	$—	$1
Debt securities:
United States government obligations	7	—	—	7
Corporate obligations	—	9	—	9
Municipal obligations	—	37	—	37
Agency, asset and mortgage-backed obligations	—	13	—	13
Equity securities:
United States companies	125	—	—	125
Investment funds(2)	64	—	—	64
Total	$197	$59	$—	$256

As of December 31, 2012
Cash equivalents	$2	$—	$—	$2
Debt securities:
United States government obligations	4	—	—	4
Corporate obligations	—	9	—	9
Municipal obligations	—	32	—	32
Agency, asset and mortgage-backed obligations	—	14	—	14
Equity securities:
United States companies	102	—	—	102
Investment funds(2)	63	—	—	63
Total	$171	$55	$—	$226

(1)	Refer to Note 14 for additional discussion regarding the three levels of the fair value hierarchy.

(2)
Investment funds are comprised of mutual funds and collective trust funds. These funds consist of equity and debt securities of approximately 86% and 14%, respectively, for 2013 and 86% and 14%, respectively, for 2012. Additionally, these funds are invested in United States and international securities of approximately 43% and 57%, respectively, for 2013 and 51% and 49%, respectively, for 2012.

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

	Real Estate Funds
	2013	2012	2011

Beginning balance	$26	$24	$17
Actual return on plan assets still held at period end	5	2	4
Purchases and sales	—	—	3
Ending balance	$31	$26	$24

MidAmerican Energy sponsors a defined contribution plan ("401(k) plan") covering substantially all employees. MidAmerican Energy's contributions are based primarily on each participant's level of contribution and cannot exceed the maximum allowable for tax purposes. MidAmerican Energy's contributions to the plan were $17 million, $16 million, and $15 million for the years ended December 31, 2013, 2012 and 2011, respectively. As previously described, certain participants now receive enhanced benefits in the 401(k) plan and no longer accrue benefits in the noncontributory defined benefit pension plans.

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

MidAmerican Energy does not recognize liabilities for AROs for which the fair value cannot be reasonably estimated. Due to the indeterminate removal date, the fair value of the associated liabilities on certain transmission, distribution and other assets cannot currently be estimated, and no amounts are recognized on the Financial Statements other than those included in the cost of removal regulatory liability established via approved depreciation rates in accordance with accepted regulatory practices. These accruals totaled $649 million and $629 million as of December 31, 2013 and 2012, respectively.

The following table presents MidAmerican Energy's ARO liabilities by asset type as of December 31, (in millions):

	2013	2012

Quad Cities Station	$254	$243
Fossil-fueled generating facilities	127	24
Wind-powered generating facilities	45	48
Other	4	3
Total asset retirement obligations	$430	$318

Quad Cities Station nuclear decommissioning trust funds(1)	$394	$337

(1)	Refer to Note 5 for a discussion of the Quad Cities Station nuclear decommissioning trust funds.

The following table reconciles the beginning and ending balances of MidAmerican Energy's ARO liabilities for the years ended December 31, (in millions):

	2013	2012

Beginning balance	$318	$293
Change in estimated costs	88	—
Additions	5	10
Retirements	—	(1)
Accretion	19	16
Ending balance	$430	$318

The 2013 change in estimated costs is primarily due to an increase of $98 million in ARO liabilities as a result of changes in the amount and timing of cash flows for ash pond closures at certain MidAmerican Energy fossil-fueled generating facilities.

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

The following table, which reflects master netting arrangements and excludes contracts that have been designated as normal under the normal purchases or normal sales exception afforded by GAAP, summarizes the fair value of MidAmerican Energy's derivative contracts, on a gross basis, and reconciles those amounts to the amounts presented on a net basis on the Balance Sheets (in millions):

	Current	Other	Current	Other
	Assets	Assets	Liabilities	Liabilities
	- Other	- Other	- Other	- Other	Total
As of December 31, 2013
Not designated as hedging contracts(1):
Commodity assets	$3	$3	$16	$1	$23
Commodity liabilities	(1)	(1)	(32)	(6)	(40)
Total	2	2	(16)	(5)	(17)

Designated as hedging contracts:
Commodity assets	1	—	1	—	2
Commodity liabilities	(1)	—	(5)	(6)	(12)
Total	—	—	(4)	(6)	(10)

Total derivatives	2	2	(20)	(11)	(27)
Cash collateral receivable	(2)	—	1	1	—
Total derivatives - net basis	$—	$2	$(19)	$(10)	$(27)

As of December 31, 2012
Not designated as hedging contracts(1):
Commodity assets	$18	$1	$7	$2	$28
Commodity liabilities	(12)	—	(47)	(14)	(73)
Total	6	1	(40)	(12)	(45)

Designated as hedging contracts:
Commodity assets	—	—	1	1	2
Commodity liabilities	—	—	(22)	(12)	(34)
Total	—	—	(21)	(11)	(32)

Total derivatives	6	1	(61)	(23)	(77)
Cash collateral receivable	—	—	6	1	7
Total derivatives - net basis	$6	$1	$(55)	$(22)	$(70)

(1)
MidAmerican Energy's commodity derivatives not designated as hedging contracts are generally included in regulated rates. Accordingly, as of December 31, 2013 and 2012, a net regulatory asset of $10 million and $45 million, respectively, was recorded related to the net derivative liability of $17 million and $45 million, respectively.

Not Designated as Hedging Contracts

The following table reconciles the beginning and ending balances of MidAmerican Energy's net regulatory assets and summarizes the pre-tax gains and losses on commodity derivative contracts recognized in net regulatory assets , as well as amounts reclassified to earnings for the years ended December 31 (in millions):

	2013	2012	2011

Beginning balance	$45	$73	$27
Changes in fair value recognized in net regulatory assets	5	14	76
Net (losses) gains reclassified to operating revenue	(1)	21	—
Net (losses) gains reclassified to cost of fuel, energy and capacity	(1)	2	8
Net losses reclassified to cost of gas sold	(38)	(65)	(38)
Ending balance	$10	$45	$73

The following table summarizes the pre-tax gains (losses) included on the Statements of Operations associated with MidAmerican Energy's derivative contracts not designated as hedging contracts and not recorded as a net regulatory asset or liability for the years ended December 31 (in millions):

	2013	2012	2011

Nonregulated operating revenue	$—	$8	$18
Nonregulated cost of sales	(2)	(4)	(13)
Total	$(2)	$4	$5

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

The following table reconciles the beginning and ending balances of MidAmerican Energy's accumulated other comprehensive loss (pre-tax) and summarizes pre-tax gains and losses on derivative contracts designated and qualifying as cash flow hedges recognized in OCI, as well as amounts reclassified to earnings, for the years ended December 31 (in millions):

	2013	2012	2011

Beginning balance	$32	$43	$34
Changes in fair value recognized in OCI	(11)	27	27
Net losses reclassified to nonregulated cost of sales	(10)	(38)	(18)
Ending balance	$11	$32	$43

Realized gains and losses on hedges and hedge ineffectiveness are recognized in income as nonregulated operating revenue or nonregulated cost of sales depending upon the nature of the item being hedged. For the years ended December 31, 2013, 2012 and 2011, hedge ineffectiveness was insignificant. As of December 31, 2013, MidAmerican Energy had cash flow hedges with expiration dates extending through December 2017, and $4 million of pre-tax net unrealized losses are forecasted to be reclassified from AOCI into earnings over the next twelve months as contracts settle.

Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding derivative contracts with fixed price terms that comprise the mark-to-market values as of December 31 (in millions):

	Unit of
	Measure	2013	2012

Electricity purchases	Megawatt hours	5	5
Natural gas purchases	Decatherms	21	36

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

Collateral and Contingent Features

In accordance with industry practice, certain wholesale derivative contracts contain credit support provisions that in part base MidAmerican Energy's collateral requirements on its credit ratings for senior unsecured debt as reported by one or more of the three recognized credit rating agencies. These derivative contracts may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance," or in some cases terminate the contract, in the event of a material adverse change in MidAmerican Energy's creditworthiness. These rights can vary by contract and by counterparty. As of December 31, 2013, MidAmerican Energy's credit ratings from the three recognized credit rating agencies were investment grade.

The aggregate fair value of MidAmerican Energy's derivative contracts in liability positions with specific credit-risk-related contingent features totaled $35 million and $84 million as of December 31, 2013 and 2012, respectively, for which MidAmerican Energy had posted collateral of $- million. If all credit-risk-related contingent features for derivative contracts in liability positions had been triggered as of December 31, 2013 and 2012, MidAmerican Energy would have been required to post $24 million and $72 million, respectively, of additional collateral. MidAmerican Energy's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors.

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

The following table presents MidAmerican Energy's assets and liabilities recognized on the Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of December 31, 2013:
Assets:
Commodity derivatives	$3	$16	$6	$(23)	$2
Money market mutual funds(2)	95	—	—	—	95
Debt securities:
United States government obligations	134	—	—	—	134
International government obligations	—	1	—	—	1
Corporate obligations	—	36	—	—	36
Municipal obligations	—	2	—	—	2
Agency, asset and mortgage-backed obligations	—	2	—	—	2
Auction rate securities	—	—	23	—	23
Equity securities:
United States companies	214	—	—	—	214
International companies	4	—	—	—	4
Investment funds	—	—	—	—	—
	$450	$57	$29	$(23)	$513

Liabilities - commodity derivatives	$(1)	$(42)	$(9)	$23	$(29)

As of December 31, 2012:
Assets:
Commodity derivatives	$1	$22	$7	$(23)	$7
Money market mutual funds(2)	163	—	—	—	163
Debt securities:
United States government obligations	104	—	—	—	104
International government obligations	—	1	—	—	1
Corporate obligations	—	32	—	—	32
Municipal obligations	—	4	—	—	4
Agency, asset and mortgage-backed obligations	—	6	—	—	6
Auction rate securities	—	—	21	—	21
Equity securities:
United States companies	187	—	—	—	187
International companies	2	—	—	—	2
Investment funds	1	—	—	—	1
	$458	$65	$28	$(23)	$528

Liabilities - commodity derivatives	$(10)	$(90)	$(7)	$30	$(77)

(1)	Represents netting under master netting arrangements and a net cash collateral receivable of $- million and $7 million as of December 31, 2013 and 2012, respectively.

(2)	Amounts are included in cash and cash equivalents and investments and nonregulated property, net on the Balance Sheets. The fair value of these money market mutual funds approximates cost.

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

The following table reconciles the beginning and ending balances of MidAmerican Energy's assets measured at fair value on a recurring basis using significant Level 3 inputs for the years ended December 31 (in millions):

	Commodity Derivatives			Auction Rate Securities
	2013	2012	2011	2013	2012	2011

Beginning balance	$—	$22	$14	$21	$16	$20
Changes included in earnings(1)	3	5	23	—	—	—
Changes in fair value recognized in OCI	(2)	—	(3)	2	5	1
Changes in fair value recognized in net regulatory assets	—	(3)	12	—	—	—
Sales	—	—	—	—	—	(5)
Settlements	(4)	(24)	(25)	—	—	—
Transfers from Level 2	—	—	1	—	—	—
Ending balance	$(3)	$—	$22	$23	$21	$16

(1)
Changes included in earnings are reported as nonregulated operating revenue on the Statements of Operations. Net unrealized (losses) gains included in earnings for the years ended December 31, 2013, 2012 and 2011, related to commodity derivatives held at December 31, 2013 , 2012 and 2011, totaled $(5) million, $- million and $15 million, respectively.

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

	2013		2012
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$3,552	$3,849	$3,259	$3,737

(15)	Commitments and Contingencies

Commitments

MidAmerican Energy had the following firm commitments that are not reflected on the Balance Sheet. Minimum payments as of December 31, 2013, are as follows (in millions):

						2019 and
	2014	2015	2016	2017	2018	Thereafter	Total
Contract type:
Coal and natural gas for generation	$180	$114	$90	$40	$3	$—	$427
Electric capacity and transmission	29	29	27	26	9	90	210
Natural gas contracts for gas operations	145	64	54	44	17	6	330
Construction commitments	859	754	38	18	—	—	1,669
Operating leases, easements and
maintenance and services contracts	34	33	45	36	34	525	707
	$1,247	$994	$254	$164	$63	$621	$3,343

Coal, Natural Gas, Electric Capacity and Transmission Commitments

MidAmerican Energy has coal supply and related transportation and lime contracts for its coal-fueled generating facilities. MidAmerican Energy expects to supplement the coal contracts with additional contracts and spot market purchases to fulfill its future coal supply needs. Additionally, MidAmerican Energy has a natural gas transportation contract for a natural gas-fueled generating facility. The contracts have minimum payment commitments ranging through 2018.

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

Construction Commitments

MidAmerican Energy's firm construction commitments reflected in the table above consist primarily of contracts for the construction of wind-powered generating facilities in 2014 and 2015 and the construction in 2014 through 2017 of four Multi-Value Projects approved by the Midcontinent Independent System Operator, Inc. for high voltage transmission lines in Iowa and Illinois.

Operating Leases, Easements and Maintenance and Services Contracts

MidAmerican Energy has non-cancelable operating leases with minimum payment commitments ranging through 2020 primarily for office and other building space, rail cars and computer equipment. These leases generally require the Company to pay for insurance, taxes and maintenance applicable to the leased property. Certain leases contain renewal options for varying periods and escalation clauses for adjusting rent to reflect changes in price indices. MidAmerican Energy also has non-cancelable easements with minimum payment commitments ranging through 2061 for land in Iowa on which its wind-powered generating facilities are located. Additionally, MidAmerican Energy has non-cancelable maintenance and services contracts related to various generating facilities with minimum payment commitments ranging through 2027. Payments on non-cancelable operating leases, easements and maintenance and services contracts totaled $34 million, $32 million and $25 million for 2013, 2012 and 2011, respectively.

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

(16)    Non-Operating Income - Other, Net

Non-operating income - other, net; as shown on the Statements of Operations, includes the following other income (expense) items for the years ended December 31 (in millions):

	2013	2012	2011

Corporate-owned life insurance income	$15	$9	$5
Gains on sales of assets and other investments	1	2	2
Other, net	(1)	(2)	—
Total	$15	$9	$7

(17)    Supplemental Cash Flow Disclosures

The summary of supplemental cash flow disclosures as of and for the years ending December 31 is as follows (in millions):

	2013	2012	2011
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$109	$123	$156
Income taxes received, net	$36	$692	$221

Supplemental disclosure of non-cash investing transactions:
Accounts payable related to utility plant additions	$117	$122	$102
Deferred payments on equipment purchased for wind-powered generation(1)	$—	$406	$647

(1)
In conjunction with the construction of wind-powered generating facilities, MidAmerican Energy accrued in gross utility plant in service amounts it was not contractually obligated to pay until a stated future date. The obligation related to amounts accrued in 2011 was paid in December 2013. Refer to Note 8 for additional information.

(18)	Related Party Transactions

The companies identified as affiliates of MidAmerican Energy are Berkshire Hathaway and its subsidiaries, including MEHC and its subsidiaries. The basis for the following transactions is provided for in service agreements between MidAmerican Energy and the affiliates.

MidAmerican Energy is reimbursed for charges incurred on behalf of its affiliates. The majority of these reimbursed expenses are for general costs, such as insurance and building rent, and for employee wages, benefits and costs related to corporate functions such as information technology, treasury, legal and accounting. The amount of such reimbursements was $38 million, $51 million and $48 million for 2013, 2012 and 2011, respectively.

MidAmerican Energy reimbursed MEHC in the amount of $10 million, $7 million and $11 million in 2013, 2012 and 2011, respectively, for its share of corporate expenses.

MidAmerican Energy purchases natural gas transportation and storage capacity services from Northern Natural Gas Company, a wholly owned subsidiary of MEHC, and coal transportation services from BNSF Railway Company, a wholly-owned subsidiary of Berkshire Hathaway, in the normal course of business at either tariffed or market prices. These purchases totaled $155 million, $59 million and $59 million in 2013, 2012 and 2011, respectively.

MidAmerican Energy had accounts receivable from affiliates of $8 million and $5 million as of December 31, 2013 and 2012, respectively, that are included in receivables on the Balance Sheets. MidAmerican Energy also had accounts payable to affiliates of $14 million and $7 million as of December 31, 2013 and 2012, respectively, that are included in accounts payable on the Balance Sheets.

MidAmerican Energy is party to a tax-sharing agreement and is part of the Berkshire Hathaway United States federal income tax return. As of December 31, 2013, MidAmerican Energy had current income taxes receivable from MEHC of $50 million and, as of December 31, 2012, had current income taxes payable to MEHC of $114 million. MidAmerican Energy received net cash receipts for income taxes from MEHC totaling $36 million, $692 million and $221 million for the years ended December 31, 2013, 2012 and 2011, respectively.

MidAmerican Energy recognizes the full amount of the funded status for its pension and postretirement plans, and amounts attributable to MidAmerican Energy's affiliates that have not previously been recognized through income are recognized as an intercompany balance with such affiliates. MidAmerican Energy adjusts these balances when changes to the funded status of the respective plans are recognized and does not intend to settle the balances currently. Amounts receivable from affiliates attributable to the funded status of employee benefit plans totaled $5 million and $16 million as of December 31, 2013 and 2012, respectively, and similar amounts payable to affiliates totaled $31 million and $20 million as of December 31, 2013 and 2012, respectively. See Note 11 for further information pertaining to pension and postretirement accounting.

(19)	Segment Information

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

The following tables provide information on a reportable segment basis (in millions):

	Years Ended December 31,
	2013	2012	2011
Operating revenue:
Regulated electric	$1,762	$1,694	$1,662
Regulated gas	824	659	769
Nonregulated energy	817	889	1,070
Total operating revenue	$3,403	$3,242	$3,501

Depreciation and amortization:
Regulated electric	$366	$356	$301
Regulated gas	37	36	35
Total depreciation and amortization	$403	$392	$336

Operating income:
Regulated electric	$255	$270	$294
Regulated gas	74	47	66
Nonregulated energy	27	53	69
Total operating income	$356	$370	$429

Fixed charges:
Regulated electric	$129	$123	$133
Regulated gas	15	15	18
Total fixed charges	$144	$138	$151

Income tax (benefit) expense:
Regulated electric	$(136)	$(129)	$(61)
Regulated gas	23	7	16
Nonregulated energy	10	23	28
Total income tax (benefit) expense	$(103)	$(99)	$(17)

Earnings on common stock:
Regulated electric	$292	$297	$243
Regulated gas	41	28	36
Nonregulated energy	16	29	39
Total earnings on common stock	$349	$354	$318

	Years Ended December 31,
	2013	2012	2011
Utility construction expenditures:
Regulated electric	$945	$588	$505
Regulated gas	81	57	60
Total utility construction expenditures	$1,026	$645	$565

	As of December 31,
	2013	2012	2011
Total assets:
Regulated electric	$10,532	$9,898	$9,016
Regulated gas	1,206	1,202	1,159
Nonregulated energy	131	132	135
Total assets	$11,869	$11,232	$10,310

(20)    Unaudited Quarterly Operating Results

	2013
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In millions)
Operating revenue	$920	$757	$826	$900
Operating income	106	43	130	77
Net income	103	24	145	78
Earnings on common stock	103	23	145	78

	2012
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In millions)
Operating revenue	$874	$709	$825	$834
Operating income	92	81	139	58
Net income	74	81	140	60
Earnings on common stock	74	80	140	60

Quarterly data reflect seasonal variations common to a Midwest utility. Net income for the second quarter of 2012 reflects $16 million of income tax benefits recognized for changes in the tax accounting methods used to determine current income tax deductions. Refer to Note 10 for further discussion regarding MidAmerican Energy's changes in tax accounting methods.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Member of
MidAmerican Funding, LLC
Des Moines, Iowa

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of MidAmerican Funding, LLC and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the Company's financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MidAmerican Funding, LLC and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Des Moines, Iowa
March 3, 2014

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in millions)

	As of December 31,
	2013	2012
ASSETS
Utility plant, net:
Electric	$11,936	$11,416
Gas	1,365	1,301
Gross utility plant in service	13,301	12,717
Accumulated depreciation and amortization	(4,710)	(4,413)
Utility plant in service, net	8,591	8,304
Construction work in progress	737	318
Total utility plant, net	9,328	8,622
Current assets:
Cash and cash equivalents	194	354
Receivables, net	459	418
Income taxes receivable	46	—
Inventories	229	240
Other	65	57
Total current assets	993	1,069
Other assets:
Investments and nonregulated property, net	625	561
Goodwill	1,270	1,270
Regulatory assets	748	876
Other	203	132
Total other assets	2,846	2,839
Total assets	$13,167	$12,530
CAPITALIZATION AND LIABILITIES
Capitalization:
MidAmerican Funding member's equity	$4,677	$4,324
Noncontrolling interests	—	27
Long-term debt, excluding current portion	3,527	2,915
Total capitalization	8,204	7,266
Current liabilities:
Current portion of long-term debt	350	669
Note payable to affiliate	135	246
Accounts payable	369	386
Taxes accrued	118	227
Interest accrued	44	35
Other	97	120
Total current liabilities	1,113	1,683
Other liabilities:
Deferred income taxes	2,290	2,162
Asset retirement obligations	430	318
Regulatory liabilities	875	750
Other	255	351
Total other liabilities	3,850	3,581
Total capitalization and liabilities	$13,167	$12,530

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in millions)

	Years Ended December 31,
	2013	2012	2011
Operating revenue:
Regulated electric	$1,762	$1,694	$1,662
Regulated gas	824	659	769
Nonregulated	827	894	1,072
Total operating revenue	3,413	3,247	3,503

Operating costs and expenses:
Regulated:
Cost of fuel, energy and capacity	517	458	491
Cost of gas sold	558	424	519
Other operating expenses	435	427	413
Maintenance	224	220	197
Depreciation and amortization	403	392	336
Property and other taxes	119	115	115
Total regulated operating costs and expenses	2,256	2,036	2,071
Nonregulated:
Cost of sales	764	807	972
Other	36	35	32
Total nonregulated operating costs and expenses	800	842	1,004
Total operating costs and expenses	3,056	2,878	3,075

Operating income	357	369	428

Non-operating income:
Interest income	1	1	1
Allowance for equity funds	19	14	16
Other, net	21	13	10
Total non-operating income	41	28	27

Fixed charges:
Interest on long-term debt	173	164	181
Other interest expense	1	3	2
Allowance for borrowed funds	(7)	(5)	(7)
Total fixed charges	167	162	176

Income before income tax benefit	231	235	279
Income tax benefit	(110)	(108)	(26)

Net income	341	343	305
Net income attributable to noncontrolling interests	1	1	1

Net income attributable to MidAmerican Funding	$340	$342	$304

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)

	Years Ended December 31,
	2013	2012	2011

Net income	$341	$343	$305

Other comprehensive income (loss):
Unrealized gains on available-for-sale securities, net of tax of $1, $2 and $-	1	3	1
Unrealized gains (losses) on cash flow hedges, net of tax of $9, $4 and $(3)	12	7	(6)
Total other comprehensive income (loss), net of tax	13	10	(5)

Comprehensive income	354	353	300
Comprehensive income attributable to noncontrolling interests	1	1	1

Comprehensive income attributable to MidAmerican Funding	$353	$352	$299

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in millions)

	MidAmerican Funding Member's Equity
			Accumulated
			Other
			Comprehensive
	Paid-in Capital	Retained Earnings	Income (Loss), Net	Noncontrolling Interests	Total Equity

Balance, December 31, 2010	$1,679	$2,023	$(29)	$28	$3,701
Net income	—	304	—	1	305
Other comprehensive loss	—	—	(5)	—	(5)
Distributions to noncontrolling interests	—	—	—	(1)	(1)
Balance, December 31, 2011	1,679	2,327	(34)	28	4,000
Net income	—	342	—	1	343
Other comprehensive income	—	—	10	—	10
Disposition of subsidiary	—	—	—	(1)	(1)
Distributions to noncontrolling interests	—	—	—	(1)	(1)
Balance, December 31, 2012	1,679	2,669	(24)	27	4,351
Net income	—	340	—	1	341
Other comprehensive income	—	—	13	—	13
Redemption of preferred securities of subsidiary	—	—	—	(28)	(28)
Balance, December 31, 2013	$1,679	$3,009	$(11)	$—	$4,677

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$341	$343	$305
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	403	392	336
Deferred income taxes and amortization of investment tax credits	102	175	462
Changes in other assets and liabilities	57	49	33
Other, net	(29)	(22)	(27)
Changes in other operating assets and liabilities:
Receivables, net	(60)	(13)	27
Inventories	13	(40)	(40)
Derivative collateral, net	5	4	(12)
Contributions to pension and other postretirement benefit plans, net	8	(53)	(41)
Accounts payable	23	12	(25)
Taxes accrued, net	(164)	419	(254)
Other current assets and liabilities	22	(6)	(12)
Net cash flows from operating activities	721	1,260	752

Cash flows from investing activities:
Utility construction expenditures	(1,026)	(645)	(565)
Purchases of available-for-sale securities	(114)	(64)	(77)
Proceeds from sales of available-for-sale securities	102	45	70
Proceeds from sales of other investments	16	8	—
Other, net	10	18	14
Net cash flows from investing activities	(1,012)	(638)	(558)

Cash flows from financing activities:
Proceeds from long-term debt	947	—	—
Repayments of long-term debt	(670)	(283)	(612)
Redemption of preferred securities of subsidiary	(28)	—	—
Net change in note payable to affiliate	(111)	15	217
Other, net	(7)	(1)	(1)
Net cash flows from financing activities	131	(269)	(396)

Net change in cash and cash equivalents	(160)	353	(202)
Cash and cash equivalents at beginning of year	354	1	203
Cash and cash equivalents at end of year	$194	$354	$1

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CAPITALIZATION
(Amounts in millions, except share amounts)

	As of December 31,
	2013	2012
MidAmerican Funding member's equity:
Paid-in capital	$1,679	$1,679
Retained earnings	3,009	2,669
Accumulated other comprehensive loss, net:
Unrealized losses on available-for-sale securities, net of tax of $(3) and $(4)	(4)	(5)
Unrealized losses on cash flow hedges, net of tax of $(4) and $(13)	(7)	(19)
MidAmerican Funding member's equity	4,677	4,324

Noncontrolling interests:
MidAmerican Energy preferred securities (100,000,000 shares authorized)	—	27

Long-term debt, excluding current portion:
MidAmerican Energy:
First mortgage bonds:
2.40%, due 2019	350	—
3.70%, due 2023	250	—
4.80%, due 2043	350	—
Variable-rate tax-exempt obligation series (2013- 0.08%, 2012- 0.18%):
Due 2016	34	34
Due 2017	4	4
Due 2023, issued in 1993	7	7
Due 2023, issued in 2008	57	57
Due 2024	35	35
Due 2025	13	13
Due 2038	45	45
Notes:
4.65% Series, due 2014	—	350
5.95% Series, due 2017	250	250
5.3% Series, due 2018	350	350
6.75% Series, due 2031	400	400
5.75% Series, due 2035	300	300
5.8% Series, due 2036	350	350
Turbine purchase obligation, 1.43%, due 2015	426	426
Obligations under capital leases	—	1
Unamortized debt discount	(19)	(32)
Total MidAmerican Energy	3,202	2,590

MidAmerican Funding parent 6.927% senior secured bonds, due 2029	325	325
Long-term debt, excluding current portion	3,527	2,915
Total capitalization	$8,204	$7,266

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Company Organization

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

(2)	Summary of Significant Accounting Policies

In addition to the following significant accounting policies, refer to Note 2 of MidAmerican Energy's Notes to Financial Statements for significant accounting policies of MidAmerican Funding.

Basis of Consolidation and Presentation

The Consolidated Financial Statements include the accounts of MidAmerican Funding and its subsidiaries in which it held a controlling financial interest as of the financial statement date. Intercompany accounts and transactions have been eliminated, other than those between rate-regulated operations.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired when MidAmerican Funding purchased MHC. MidAmerican Funding evaluates goodwill for impairment at least annually and completed its annual review as of October 31. When evaluating goodwill for impairment, MidAmerican Funding estimates the fair value of the reporting unit. If the carrying amount of a reporting unit, including goodwill, exceeds the estimated fair value, then the identifiable assets, including identifiable intangible assets, and liabilities of the reporting unit are estimated at fair value as of the current testing date. The excess of the estimated fair value of the reporting unit over the current estimated fair value of net assets establishes the implied value of goodwill. The excess of the recorded goodwill over the implied goodwill value is charged to earnings as an impairment loss. A significant amount of judgment is required in estimating the fair value of the reporting unit and performing goodwill impairment tests. MidAmerican Funding uses a variety of methods to estimate a reporting unit's fair value, principally discounted projected future net cash flows. Key assumptions used include, but are not limited to, the use of estimated future cash flows; multiples of earnings and regulatory asset value; and an appropriate discount rate. In estimating future cash flows, MidAmerican Funding incorporates current market information, as well as historical factors. As such, the determination of fair value incorporates significant unobservable inputs. During 2013, 2012 and 2011, MidAmerican Funding did not record any goodwill impairments.

(3)	Jointly Owned Utility Facilities

Refer to Note 3 of MidAmerican Energy's Notes to Financial Statements.

(4)	Regulatory Matters

Refer to Note 4 of MidAmerican Energy's Notes to Financial Statements.

(5)	Investments and Nonregulated Property, Net

Investments and nonregulated property, net consists of the following amounts as of December 31 (in millions):

	2013	2012

Nuclear decommissioning trust	$394	$337
Rabbi trusts	177	173
Auction rate securities	23	21
Nonregulated property, net of accumulated depreciation of $11 and $14, respectively	21	22
Other	10	8
Total	$625	$561

In addition to the following discussion, refer to Note 5 of MidAmerican Energy's Notes to Financial Statements for additional information regarding the investments included in the table above. In addition to assets of MidAmerican Energy, nonregulated property, net includes a corporate aircraft owned by MHC.

(6)	Components of Accumulated Other Comprehensive Loss, Net

Refer to Note 6 of MidAmerican Energy's Notes to Financial Statements.

(7)	Noncontrolling Interests

Refer to Note 7 of MidAmerican Energy's Notes to Financial Statements. Preferred securities of subsidiary are included in noncontrolling interests on the Consolidated Balance Sheet as of December 31, 2012.

(8)    Long-Term Debt

Refer to MidAmerican Funding's Consolidated Statements of Capitalization for detail of long-term debt and to Note 8 of MidAmerican Energy's Notes to Financial Statements for a discussion of its long-term debt. In addition to MidAmerican Energy's annual repayments of long-term debt, MidAmerican Funding has $325 million of long-term debt due in 2029.

MidAmerican Funding parent company long-term debt is secured by a pledge of the common stock of MHC. See Item 15(c) for the Consolidated Financial Statements of MHC Inc. and subsidiaries. The bonds are the direct senior secured obligations of MidAmerican Funding and effectively rank junior to all indebtedness and other liabilities of the direct and indirect subsidiaries of MidAmerican Funding, to the extent of the assets of these subsidiaries. MidAmerican Funding may redeem the bonds in whole or in part at any time at a redemption price equal to the sum of any accrued and unpaid interest to the date of redemption and the greater of (1) 100% of the principal amount of the bonds or (2) the sum of the present values of the remaining scheduled payments of principal and interest on the bonds, discounted to the date of redemption on a semiannual basis at the treasury yield plus 25 basis points.

Subsidiaries of MidAmerican Funding must make payments on their own indebtedness before making distributions to MidAmerican Funding. Refer to Note 8 of MidAmerican Energy's Notes to Financial Statements for a discussion of utility regulatory restrictions affecting distributions from MidAmerican Energy. As a result of the utility regulatory restrictions agreed to by MidAmerican Energy in March 1999, MidAmerican Funding had restricted net assets of $2.6 billion as of December 31, 2013.

As of December 31, 2013, MidAmerican Funding was in compliance with all of its applicable long-term debt covenants.

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

(9)	Short-Term Debt and Revolving Credit Facilities

Refer to Note 9 of MidAmerican Energy's Notes to Financial Statements. In addition to MidAmerican Energy's credit facilities, MHC has a $4 million unsecured credit facility, which expires in June 2014 and has a variable interest rate based on LIBOR plus a spread. As of December 31, 2013 and 2012, there were no borrowings outstanding under this credit facility. As of December 31, 2013, MHC was in compliance with the covenants of its revolving credit facility.

(10)    Income Taxes

MidAmerican Funding's income tax benefit consists of the following for the years ended December 31 (in millions):

	2013	2012	2011
Current:
Federal	$(200)	$(260)	$(480)
State	(12)	(23)	(8)
	(212)	(283)	(488)
Deferred:
Federal	100	198	452
State	3	(21)	11
	103	177	463

Investment tax credits	(1)	(2)	(1)
Total	$(110)	$(108)	$(26)

A reconciliation of the federal statutory income tax rate MidAmerican Funding's the effective income tax rate applicable to income before income tax benefit is as follows for the years ended December 31:

	2013	2012	2011

Federal statutory income tax rate	35%	35%	35%
Income tax credits	(75)	(60)	(34)
State income tax, net of federal income tax benefit	(3)	(12)	(1)
Income tax method changes	—	(6)	(11)
Effects of ratemaking	(3)	(1)	—
Other, net	(2)	(2)	2
Effective income tax rate	(48)%	(46)%	(9)%

Income tax credits relate primarily to production tax credits earned by MidAmerican Energy's wind-powered generating facilities. Federal renewable electricity production tax credits are earned as energy from qualifying wind-powered generating facilities is produced and sold and are based on a per-kilowatt hour rate pursuant to the applicable federal income tax law. Wind-powered generating facilities are eligible for the credits for 10 years from the date the qualifying generating facilities are placed in-service.

MidAmerican Energy's income tax benefit for the year ended December 31, 2012, reflects $16 million of federal income tax benefits recognized in connection with an income tax method change for income tax years prior to 2012 related to repair costs for its regulated utility electric transmission and distribution assets based on guidance published by the Internal Revenue Service. MidAmerican Energy's income tax benefit for the year ended December 31, 2011, reflects $35 million of federal income tax benefits in conjunction with the partial resolution of certain tax issues related to tax positions taken for income tax method changes in 2009 and 2010 associated with the determination of current income tax deductions for repair costs and administrative and general costs related to certain of MidAmerican Energy's regulated utility assets.

The income tax method changes result in current deductibility for applicable repair and administrative and general costs, which are capitalized for book purposes. MidAmerican Energy retroactively applied the method changes and deducted amounts related to prior years' costs on the tax return that includes the year of change. State utility rate regulation in Iowa requires that the tax effect of certain temporary differences be flowed through immediately to customers. Therefore, certain deferred amounts that would otherwise have been recognized in income tax expense have been included as changes in regulatory assets in recognition of MidAmerican Energy's ability to recover increased tax expense when such temporary differences reverse. This treatment of such temporary differences impacts income tax expense and effective income tax rates from year to year.

MidAmerican Funding's net deferred income tax liability consists of the following as of December 31 (in millions):

	2013	2012
Deferred income tax assets:
Regulatory liabilities	$351	$311
Employee benefits	61	83
Derivative contracts	9	32
Asset retirement obligations	172	132
Other	72	88
Total deferred income tax assets	665	646

Deferred income tax liabilities:
Depreciable property	(2,604)	(2,432)
Regulatory assets	(304)	(353)
Other	(43)	(26)
Total deferred income tax liabilities	(2,951)	(2,811)

Net deferred income tax liability	$(2,286)	$(2,165)

Reflected as:
Current assets - other	$4	$—
Current liabilities - other	—	(3)
Deferred income taxes	(2,290)	(2,162)
	$(2,286)	$(2,165)

As of December 31, 2013, MidAmerican Funding has available $20 million of state carryforwards, principally related to $426 million of net operating losses, that expire at various intervals between 2014 and 2032.

The United States Internal Revenue Service has effectively settled its examination of MEHC's income tax returns through December 2009, including components related to MidAmerican Funding. In addition, state jurisdictions have closed their examinations of MidAmerican Funding's income tax returns through at least February 9, 2006, including Iowa and Illinois, which are closed through December 31, 2012, and December 31, 2008, respectively.

A reconciliation of the beginning and ending balances of MidAmerican Funding's net unrecognized tax benefits is as follows for the years ended December 31 (in millions):

	2013	2012

Beginning balance	$37	$47
Additions based on tax positions related to the current year	11	10
Additions for tax positions of prior years	3	25
Reductions based on tax positions related to the current year	(10)	(16)
Reductions for tax positions of prior years	(9)	(22)
Statute of limitations	(2)	(4)
Settlements	(1)	(2)
Interest and penalties	—	(1)
Ending balance	$29	$37

As of December 31, 2013 and 2012, substantially all of MidAmerican Funding's unrecognized tax benefits of $29 million and $37 million, respectively, if recognized, would have an impact on the effective tax rate. The unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility.

(11)	Employee Benefit Plans

Refer to Note 11 of MidAmerican Energy's Notes to Financial Statements for additional information regarding MidAmerican Funding's pension, supplemental retirement and postretirement benefit plans.

Pension and postretirement costs allocated by MidAmerican Funding to its parent and other affiliates in each of the years ended December 31, were as follows (in millions):

	2013	2012	2011

Pension costs	$6	$5	$5
Other postretirement costs	(2)	(2)	(1)

(12)	Asset Retirement Obligations

Refer to Note 12 of MidAmerican Energy's Notes to Financial Statements.

(13)	Risk Management and Hedging Activities

Refer to Note 13 of MidAmerican Energy's Notes to Financial Statements.

(14)    Fair Value Measurements

Refer to Note 14 of MidAmerican Energy's Notes to Financial Statements.

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

	2013		2012
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$3,877	$4,245	$3,584	$4,186

(15)    Commitments and Contingencies

Refer to Note 15 of MidAmerican Energy's Notes to Financial Statements.

Legal Matters

MidAmerican Funding is party to a variety of legal actions arising out of the normal course of business. Plaintiffs occasionally seek punitive or exemplary damages. MidAmerican Funding does not believe that such normal and routine litigation will have a material impact on its consolidated financial results.

(16)    Non-Operating Income - Other, Net

Non-operating income - other, net; as shown on the Consolidated Statements of Operations, includes the following other income (expense) items for the years ended December 31 (in millions):

	2013	2012	2011

Corporate-owned life insurance income	$15	$9	$5
Gains on sales of assets and other investments	1	2	2
Other, net	5	2	3
Total	$21	$13	$10

(17)    Supplemental Cash Flow Information

The summary of supplemental cash flow information as of and for the years ending December 31 is as follows (in millions):

	2013	2012	2011
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$132	$147	$186
Income taxes received, net	$42	$698	$230

Supplemental disclosure of non-cash investing transactions:
Accounts payable related to utility plant additions	$117	$122	$102
Deferred payments on equipment purchased for wind-powered generation at MidAmerican Energy(1)	$—	$406	$647

(1)
In conjunction with the construction of wind-powered generating facilities, MidAmerican Energy accrued in gross utility plant in service amounts it was not contractually obligated to pay until a stated future date. The obligation related to amounts accrued in 2011 was paid in December 2013. Refer to Note 8 for additional information.

(18)	Related Party Transactions

The companies identified as affiliates of MidAmerican Funding are Berkshire Hathaway and its subsidiaries, including MEHC and its subsidiaries. The basis for the following transactions is provided for in service agreements between MidAmerican Funding and the affiliates.

MidAmerican Funding is reimbursed for charges incurred on behalf of its affiliates. The majority of these reimbursed expenses are for allocated general costs, such as insurance and building rent, and for employee wages, benefits and costs for corporate functions, such as information technology, treasury, legal and accounting. The amount of such reimbursements was $28 million, $42 million and $44 million for 2013, 2012 and 2011, respectively.

MidAmerican Funding reimbursed MEHC in the amount of $10 million, $7 million and $11 million in 2013, 2012 and 2011, respectively, for its share of corporate expenses.

MidAmerican Energy purchases natural gas transportation and storage capacity services from Northern Natural Gas Company, a wholly owned subsidiary of MEHC, and coal transportation services from BNSF Railway Company, a wholly-owned subsidiary of Berkshire Hathaway, in the normal course of business at either tariffed or market prices. These purchases totaled $155 million, $59 million and $59 million in 2013, 2012 and 2011, respectively.

MHC has a $300 million revolving credit arrangement carrying interest at the 30-day LIBOR rate plus a spread to borrow from MEHC. Outstanding balances are unsecured and due on demand. The outstanding balance was $135 million at an interest rate of 0.418% as of December 31, 2013, and $246 million at an interest rate of 0.465% as of December 31, 2012, and is reflected as note payable to affiliate on the Consolidated Balance Sheet.

MEHC has a $100 million revolving credit arrangement, carrying interest at the 30-day LIBOR rate plus a spread to borrow from MHC. Outstanding balances are unsecured and due on demand. There were no borrowings outstanding throughout 2013 and 2012.

MidAmerican Funding had accounts receivable from affiliates of $7 million as of December 31, 2013 and 2012, respectively, that are included in receivables, net on the Consolidated Balance Sheets. MidAmerican Funding also had accounts payable to affiliates of $14 million and $7 million as of December 31, 2013 and 2012, respectively, that are included in accounts payable on the Consolidated Balance Sheets.

MidAmerican Funding is party to a tax-sharing agreement and is part of the Berkshire Hathaway United States federal income tax return. As of December 31, 2013, MidAmerican Funding had current income taxes receivable from MEHC of $46 million and, as of December 31, 2012, had current income taxes payable to MEHC of $117 million. MidAmerican Funding received net cash receipts for income taxes from MEHC totaling $42 million, $698 million and $230 million for the years ended December 31, 2013, 2012 and 2011, respectively.

MidAmerican Funding recognizes the full amount of the funded status for its pension and postretirement plans, and amounts attributable to MidAmerican Funding's affiliates that have not previously been recognized through income are recognized as an intercompany balance with such affiliates. MidAmerican Funding adjusts these balances when changes to the funded status of the respective plans are recognized and does not intend to settle the balances currently. Amounts receivable from affiliates attributable to the funded status of employee benefit plans totaled $5 million and $16 million as of December 31, 2013 and 2012, respectively, and similar amounts payable to affiliates totaled $31 million and $20 million as of December 31, 2013 and 2012, respectively. See Note 11 for further information pertaining to pension and postretirement accounting.

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

(19)	Segment Information

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

The following tables provide information on a reportable segment basis (in millions):

	Years Ended December 31,
	2013	2012	2011
Operating revenue:
Regulated electric	$1,762	$1,694	$1,662
Regulated gas	824	659	769
Nonregulated energy	817	889	1,070
Other	10	5	2
Total operating revenue	$3,413	$3,247	$3,503

Depreciation and amortization:
Regulated electric	$366	$356	$301
Regulated gas	37	36	35
Total depreciation and amortization	$403	$392	$336

Operating income:
Regulated electric	$255	$270	$294
Regulated gas	74	47	66
Nonregulated energy	27	53	69
Other	1	(1)	(1)
Total operating income	$357	$369	$428

Fixed charges:
Regulated electric	$129	$123	$133
Regulated gas	15	15	18
Other	23	24	25
Total fixed charges	$167	$162	$176

Income tax (benefit) expense:
Regulated electric	$(136)	$(129)	$(61)
Regulated gas	23	7	16
Nonregulated energy	10	23	28
Other	(7)	(9)	(9)
Total income tax (benefit) expense	$(110)	$(108)	$(26)

Net income attributable to MidAmerican Funding:
Regulated electric	$292	$297	$243
Regulated gas	41	28	36
Nonregulated energy	16	29	39
Other	(9)	(12)	(14)
Total net income attributable to MidAmerican Funding	$340	$342	$304

Utility construction expenditures:
Regulated electric	$945	$588	$505
Regulated gas	81	57	60
Total utility construction expenditures	$1,026	$645	$565

	As of December 31,
	2013	2012	2011
Total assets:
Regulated electric	$11,723	$11,089	$10,207
Regulated gas	1,285	1,280	1,238
Nonregulated energy	131	132	135
Other	28	29	25
Total assets	$13,167	$12,530	$11,605

Goodwill by reportable segment as of December 31, 2013 and 2012, was as follows (in millions):

Regulated electric	$1,191
Regulated gas	79
Total	$1,270

(20)	Unaudited Quarterly Operating Results

	2013
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In millions)
Operating revenue	$921	$759	$828	$905
Operating income	106	43	130	78
Net income	100	22	143	76
Net income attributable to MidAmerican Funding	100	21	143	76

	2012
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In millions)
Operating revenue	$874	$709	$828	$836
Operating income	91	81	139	58
Net income	71	78	136	58
Net income attributable to MidAmerican Funding	71	77	136	58

Quarterly data reflect seasonal variations common to a Midwest utility. Net income for the second quarter of 2012 reflects $16 million of income tax benefits recognized for changes in the tax accounting methods used to determine current income tax deductions. Refer to Note 10 for further discussion regarding MidAmerican Energy's changes in tax accounting methods.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K, the Company (MidAmerican Energy or MidAmerican Funding, as applicable) carried out an evaluation, under the supervision and with the participation of the Company's respective management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, the Company's management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to management, including the Company's Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company's internal control over financial reporting during the quarter ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Management of the Company (MidAmerican Energy or MidAmerican Funding, as applicable) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Under the supervision and with the participation of the Company's management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), the Company's management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2013 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, the Company's management used the criteria set forth in the framework in "Internal Control - Integrated Framework (1992)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation conducted under the framework in "Internal Control - Integrated Framework (1992)," the Company's management concluded that the Company's internal control over financial reporting was effective as of December 31, 2013.

MidAmerican Energy Company	MidAmerican Funding, LLC
March 3, 2014	March 3, 2014

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by Item 10 is omitted pursuant to General Instruction I(2)(c) to Form 10-K.

Item 11.	Executive Compensation

Information required by Item 11 is omitted pursuant to General Instruction I(2)(c) to Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Item 12 is omitted pursuant to General Instruction I(2)(c) to Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by Item 13 is omitted pursuant to General Instruction I(2)(c) to Form 10-K.

Item 14.	Principal Accountant Fees and Services

The following table shows MidAmerican Funding's (consolidated) and MidAmerican Energy's fees paid or accrued for audit and audit-related services and fees paid for tax and all other services rendered by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu Limited, and their respective affiliates (collectively, the "Deloitte Entities") for each of the last two years (in millions):

	MidAmerican Funding		MidAmerican Energy
	2013	2012	2013	2012

Audit fees(1)	$1.2	$0.9	$1.0	$0.8
Audit-related fees(2)	0.2	0.2	0.2	0.2
Tax fees(3)	—	—	—	—
All other fees	—	—	—	—
Total	$1.4	$1.1	$1.2	$1.0

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

The following schedules should be read in conjunction with the aforementioned financial statements. Other schedules are omitted because they are not required or the information therein is not applicable, or is reflected on the financial statements or notes thereto.

MidAmerican Funding, LLC Parent Company Only Condensed Financial Statements (Schedule I)		133

MHC Inc. Parent Company Only Condensed Financial Statements (Schedule I)		137

MidAmerican Energy Company Valuation and Qualifying Accounts (Schedule II)		141

MidAmerican Funding, LLC and Subsidiaries; MHC Inc. and Subsidiaries Consolidated Valuation and Qualifying Accounts (Schedule II)		142

(b)	Exhibits

Exhibits Index		145

(c)	Financial Statements of Affiliate Pledged as Collateral

MHC Inc. Consolidated Financial Statements		116

Item 15(c)	MHC Inc. Consolidated Financial Statements

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
Des Moines, Iowa

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of MHC Inc. and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the Company's financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MHC Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Des Moines, Iowa
March 3, 2014

MHC INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in millions)

	As of December 31,
	2013	2012
ASSETS
Utility plant, net:
Electric	$11,936	$11,416
Gas	1,365	1,301
Gross utility plant in service	13,301	12,717
Accumulated depreciation and amortization	(4,710)	(4,413)
Utility plant in service, net	8,591	8,304
Construction work in progress	737	318
Total utility plant, net	9,328	8,622
Current assets:
Cash and cash equivalents	194	354
Receivables, net	457	416
Income taxes receivable	46	—
Inventories	229	240
Other	65	57
Total current assets	991	1,067
Other assets:
Receivable from affiliate	261	248
Investments and nonregulated property, net	625	561
Goodwill	1,270	1,270
Regulatory assets	748	876
Other	203	132
Total other assets	3,107	3,087
Total assets	$13,426	$12,776
CAPITALIZATION AND LIABILITIES
Capitalization:
MHC common shareholder's equity	$5,269	$4,903
Noncontrolling interests	—	27
Long-term debt, excluding current portion	3,202	2,590
Total capitalization	8,471	7,520
Current liabilities:
Current portion of long-term debt	350	669
Note payable to affiliate	135	246
Accounts payable	369	386
Taxes accrued	118	228
Interest accrued	37	27
Other	97	120
Total current liabilities	1,106	1,676
Other liabilities:
Deferred income taxes	2,290	2,162
Asset retirement obligations	430	318
Regulatory liabilities	875	750
Other	254	350
Total other liabilities	3,849	3,580
Total capitalization and liabilities	$13,426	$12,776

The accompanying notes are an integral part of these consolidated financial statements.

MHC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in millions)

	Years Ended December 31,
	2013	2012	2011
Operating revenue:
Regulated electric	$1,762	$1,694	$1,662
Regulated gas	824	659	769
Nonregulated	827	894	1,072
Total operating revenue	3,413	3,247	3,503

Operating costs and expenses:
Regulated:
Cost of fuel, energy and capacity	517	458	491
Cost of gas sold	558	424	519
Other operating expenses	435	427	413
Maintenance	224	220	197
Depreciation and amortization	403	392	336
Property and other taxes	119	115	115
Total regulated operating costs and expenses	2,256	2,036	2,071
Nonregulated:
Cost of sales	764	807	972
Other	36	35	32
Total nonregulated operating costs and expenses	800	842	1,004
Total operating expenses	3,056	2,878	3,075

Operating income	357	369	428

Non-operating income:
Interest and dividend income	1	1	1
Allowance for equity funds	19	14	16
Other, net	21	14	10
Total non-operating income	41	29	27

Fixed charges:
Interest on long-term debt	151	142	157
Other interest expense	1	3	2
Allowance for borrowed funds	(7)	(5)	(7)
Total fixed charges	145	140	152

Income before income tax benefit	253	258	303
Income tax benefit	(101)	(98)	(16)

Net income	354	356	319
Net income attributable to noncontrolling interests	1	1	1

Net income attributable to MHC	$353	$355	$318

The accompanying notes are an integral part of these consolidated financial statements.

MHC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)

	Years Ended December 31,
	2012	2012	2011

Net income	$354	$356	$319

Other comprehensive income (loss):
Unrealized gains on available-for-sale securities, net of tax of $1, $2 and $-	1	3	1
Unrealized gains (losses) on cash flow hedges, net of tax of $9, $4 and $(3)	12	7	(6)
Total other comprehensive income (loss), net of tax	13	10	(5)

Comprehensive income	367	366	314
Comprehensive income attributable to noncontrolling interests	1	1	1

Comprehensive income attributable to MHC	$366	$365	$313

The accompanying notes are an integral part of these consolidated financial statements.

MHC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in millions)

	MHC Common Shareholder's Equity
			Accumulated
			Other
			Comprehensive
	Paid-in Capital	Retained Earnings	Income (Loss), Net	Noncontrolling Interests	Total Equity

Balance, December 31, 2010	$2,430	$1,824	$(29)	$28	$4,253
Net income	—	318	—	1	319
Other comprehensive loss	—	—	(5)	—	(5)
Distributions to noncontrolling interests	—	—	—	(1)	(1)
Balance, December 31, 2011	2,430	2,142	(34)	28	4,566
Net income	—	355	—	1	356
Other comprehensive income	—	—	10	—	10
Disposition of subsidiary	—	—	—	(1)	(1)
Distributions to noncontrolling interests	—	—	—	(1)	(1)
Balance, December 31, 2012	2,430	2,497	(24)	27	4,930
Net income	—	353	—	1	354
Other comprehensive income	—	—	13	—	13
Redemption of preferred securities of subsidiary	—	—	—	(28)	(28)
Balance, December 31, 2013	$2,430	$2,850	$(11)	$—	$5,269

The accompanying notes are an integral part of these consolidated financial statements.

MHC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$354	$356	$319
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	403	392	336
Deferred income taxes and amortization of investment tax credits	102	175	462
Changes in other assets and liabilities	57	49	33
Other, net	(29)	(22)	(26)
Changes in other operating assets and liabilities:
Receivables, net	(60)	(13)	26
Inventories	13	(40)	(40)
Derivative collateral, net	5	4	(12)
Contributions to pension and other postretirement benefit plans, net	8	(53)	(41)
Accounts payable	23	12	(26)
Taxes accrued, net	(164)	419	(254)
Other current assets and liabilities	22	(6)	(7)
Net cash flows from operating activities	734	1,273	770

Net cash flows from investing activities:
Utility construction expenditures	(1,026)	(645)	(565)
Purchases of available-for-sale securities	(114)	(64)	(77)
Proceeds from sales of available-for-sale securities	102	45	70
Proceeds from sales of other investments	16	8	—
Other, net	10	18	14
Net cash flows from investing activities	(1,012)	(638)	(558)

Net cash flows from financing activities:
Proceeds from long-term debt	947	—	—
Repayments of long-term debt	(670)	(283)	(412)
Repurchase of preferred securities of subsidiary	(28)	—	—
Net change in amounts receivable from/payable to affiliates	(124)	2	(1)
Other, net	(7)	(1)	(1)
Net cash flows from financing activities	118	(282)	(414)

Net change in cash and cash equivalents	(160)	353	(202)
Cash and cash equivalents at beginning of year	354	1	203
Cash and cash equivalents at end of year	$194	$354	$1

The accompanying notes are an integral part of these consolidated financial statements.

MHC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CAPITALIZATION
(Amounts in millions, except share amounts)

	As of December 31,
	2013	2012
MHC common shareholder's equity:
Common shares, no par; 1,000 authorized; 1,000 outstanding	$2,430	$2,430
Retained earnings	2,850	2,497
Accumulated other comprehensive loss, net:
Unrealized losses on available-for-sale securities, net of tax of $(3) and $(4)	(4)	(5)
Unrealized losses on cash flow hedges, net of tax of $(4) and $(13)	(7)	(19)
MHC common shareholder's equity	5,269	4,903

Noncontrolling interests:
MidAmerican Energy preferred securities (100,000,000 shares authorized)	—	27

Long-term debt, excluding current portion:
MidAmerican Energy:
First mortgage bonds:
2.40%, due 2019	350	—
3.70%, due 2023	250	—
4.80%, due 2043	350	—
Variable-rate tax-exempt obligation series (2013- 0.08%, 2012- 0.18%):
Due 2016	34	34
Due 2017	4	4
Due 2023, issued in 1993	7	7
Due 2023, issued in 2008	57	57
Due 2024	35	35
Due 2025	13	13
Due 2038	45	45
Notes:
4.65% Series, due 2014	—	350
5.95% Series, due 2017	250	250
5.3% Series, due 2018	350	350
6.75% Series, due 2031	400	400
5.75% Series, due 2035	300	300
5.8% Series, due 2036	350	350
Turbine purchase obligation, 1.43%, due 2015	426	426
Obligations under capital leases	—	1
Unamortized debt discount	(19)	(32)
Total long-term debt, excluding current portion	3,202	2,590
Total capitalization	$8,471	$7,520

The accompanying notes are an integral part of these consolidated financial statements.

MHC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Company Organization

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

(2)	Summary of Significant Accounting Policies

In addition to the following significant accounting policies, refer to Note 2 of MidAmerican Energy's Notes to Financial Statements in Item 8 of this Form 10-K for significant accounting policies of MHC.

Basis of Consolidation and Presentation

The Consolidated Financial Statements include the accounts of MHC and its subsidiaries in which it held a controlling financial interest as of the date of the financial statement. Intercompany accounts and transactions have been eliminated, other than those between rate-regulated operations. MHC has evaluated subsequent events through March 3, 2014, which is the date the Consolidated Financial Statements were issued.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired when MidAmerican Funding purchased MHC. MHC evaluates goodwill for impairment at least annually and completed its annual review as of October 31. When evaluating goodwill for impairment, MHC estimates the fair value of the reporting unit. If the carrying amount of a reporting unit, including goodwill, exceeds the estimated fair value, then the identifiable assets, including identifiable intangible assets, and liabilities of the reporting unit are estimated at fair value as of the current testing date. The excess of the estimated fair value of the reporting unit over the current estimated fair value of net assets establishes the implied value of goodwill. The excess of the recorded goodwill over the implied goodwill value is charged to earnings as an impairment loss. A significant amount of judgment is required in estimating the fair value of the reporting unit and performing goodwill impairment tests. MHC uses a variety of methods to estimate a reporting unit's fair value, principally discounted projected future net cash flows. Key assumptions used include, but are not limited to, the use of estimated future cash flows; multiples of earnings and regulatory asset value; and an appropriate discount rate. In estimating future cash flows, MHC incorporates current market information, as well as historical factors. As such, the determination of fair value incorporates significant unobservable inputs. During 2013, 2012 and 2011, MHC did not record any goodwill impairments.

(3)    Jointly Owned Utility Facilities

Refer to Note 3 of MidAmerican Energy's Notes to Financial Statements in Item 8 of this Form 10-K.

(4)    Regulatory Matters

Refer to Note 4 of MidAmerican Energy's Notes to Financial Statements in Item 8 of this Form 10-K.

(5)	Investments and Nonregulated Property, Net

Investments and nonregulated property, net consists of the following amounts as of December 31 (in millions):

	2013	2012

Nuclear decommissioning trust	$394	$337
Rabbi trusts	177	173
Auction rate securities	23	21
Nonregulated property, net of accumulated depreciation of $11and $14, respectively	21	22
Other	10	8
Total	$625	$561

In addition to the following discussion, refer to Note 5 of MidAmerican Energy's Notes to Financial Statements in Item 8 of this Form 10-K for additional information regarding the investments included in the table above. In addition to assets of MidAmerican Energy, nonregulated property, net includes a corporate aircraft owned by MHC.

(6)	Components of Accumulated Other Comprehensive Loss, Net

Refer to Note 6 of MidAmerican Energy's Notes to Financial Statements in Item 8 of this Form 10-K.

(7)	Noncontrolling Interests

Refer to Note 7 of MidAmerican Energy's Notes to Financial Statements in Item 8 of this Form 10-K. Preferred securities of subsidiary are included in noncontrolling interests on the Consolidated Balance Sheets as of December 31, 2012.

(8)	Long-Term Debt

Refer to Note 8 of MidAmerican Energy's Notes to Financial Statements in Item 8 of this Form 10-K.

(9)    Short-Term Debt and Revolving Credit Facilities

Refer to Note 9 of MidAmerican Energy's Notes to Financial Statements. In addition to MidAmerican Energy's credit facilities, MHC has a $4 million unsecured credit facility, which expires in June 2014 and has a variable interest rate based on LIBOR plus a spread. As of December 31, 2013 and 2012, there were no borrowings outstanding under this credit facility. As of December 31, 2013, MHC was in compliance with the covenants of its revolving credit facility.

(10)	Income Taxes

MHC's income tax benefit consists of the following for the years ended December 31 (in millions):

	2013	2012	2011
Current:
Federal	$(193)	$(253)	$(473)
State	(10)	(20)	(5)
	(203)	(273)	(478)
Deferred:
Federal	100	198	452
State	3	(21)	11
	103	177	463

Investment tax credits	(1)	(2)	(1)
Total	$(101)	$(98)	$(16)

A reconciliation of the federal statutory income tax rate to MHC's effective income tax rate applicable to income before income tax benefit is as follows for the years ended December 31:

	2013	2012	2011

Federal statutory income tax rate	35%	35%	35%
Income tax credits	(68)	(55)	(32)
State income tax, net of federal income tax benefit	(2)	(10)	1
Income tax method changes	—	(6)	(10)
Effects of ratemaking	(3)	—	—
Other, net	(2)	(2)	1
Effective income tax rate	(40)%	(38)%	(5)%

Income tax credits relate primarily to production tax credits earned by MidAmerican Energy's wind-powered generating facilities. Federal renewable electricity production tax credits are earned as energy from qualifying wind-powered generating facilities is produced and sold and are based on a per-kilowatt hour rate pursuant to the applicable federal income tax law. Wind-powered generating facilities are eligible for the credits for 10 years from the date the qualifying generating facilities are placed in-service.

MidAmerican Energy's income tax benefit for the year ended December 31, 2012, reflects $16 million of federal income tax benefits recognized in connection with an income tax method change for income tax years prior to 2012 related to repair costs for its regulated utility electric transmission and distribution assets based on guidance published by the Internal Revenue Service. MidAmerican Energy's income tax benefit for the year ended December 31, 2011, reflects $35 million of federal income tax benefits in conjunction with the partial resolution of certain tax issues related to tax positions taken for income tax method changes in 2009 and 2010 associated with the determination of current income tax deductions for repair costs and administrative and general costs related to certain of MidAmerican Energy's regulated utility assets.

The income tax method changes result in current deductibility for applicable repair and administrative and general costs, which are capitalized for book purposes. MidAmerican Energy retroactively applied the method changes and deducted amounts related to prior years' costs on the tax return that includes the year of change. State utility rate regulation in Iowa requires that the tax effect of certain temporary differences be flowed through immediately to customers. Therefore, certain deferred amounts that would otherwise have been recognized in income tax expense have been included as changes in regulatory assets in recognition of MidAmerican Energy's ability to recover increased tax expense when such temporary differences reverse. This treatment of such temporary differences impacts income tax expense and effective income tax rates from year to year.

MHC's net deferred income tax liability consists of the following as of December 31 (in millions):

	2013	2012
Deferred income tax assets:
Regulatory liabilities	$351	$311
Employee benefits	61	83
Derivative contracts	9	32
Asset retirement obligations	172	132
Other	72	88
Total deferred income tax assets	665	646

Deferred income tax liabilities:
Depreciable property	(2,604)	(2,432)
Regulatory assets	(304)	(353)
Other	(43)	(26)
Total deferred income tax liabilities	(2,951)	(2,811)

Net deferred income tax liability	$(2,286)	$(2,165)

Reflected as:
Current assets - other	$4	$—
Current liabilities - other	—	(3)
Deferred income taxes	(2,290)	(2,162)
	$(2,286)	$(2,165)

As of December 31, 2013, MHC has available $20 million of state carryforwards, principally related to $426 million of net operating losses, that expire at various intervals between 2014 and 2032.

The United States Internal Revenue Service has effectively settled its examination of MEHC's income tax returns through December 2009, including components related to MHC. In addition, state jurisdictions have closed their examinations of MHC's income tax returns through at least February 9, 2006, including Iowa and Illinois, which are closed through December 31, 2012, and December 31, 2008, respectively.

A reconciliation of the beginning and ending balances of MHC's net unrecognized tax benefits is as follows for the years ended December 31 (in millions):

	2013	2012

Beginning balance	$37	$47
Additions based on tax positions related to the current year	11	10
Additions for tax positions of prior years	3	25
Reductions based on tax positions related to the current year	(10)	(16)
Reductions for tax positions of prior years	(9)	(22)
Statute of limitations	(2)	(4)
Settlements	(1)	(2)
Interest and penalties	—	(1)
Ending balance	$29	$37

As of December 31, 2013 and 2012, substantially all of MHC's unrecognized tax benefits of $29 million and $37 million, respectively, if recognized, would have an impact on the effective tax rate. The unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility.

(11)	Employee Benefit Plans

Refer to Note 11 of MidAmerican Energy's Notes to Financial Statements in Item 8 of this Form 10-K for additional information regarding MHC's pension, supplemental retirement and postretirement benefit plans.

Pension and postretirement costs allocated by MHC to its parent and other affiliates in each of the years ended December 31, were as follows (in millions):

	2013	2012	2011

Pension costs	$6	$5	$5
Other postretirement costs	(2)	(2)	(1)

(12)	Asset Retirement Obligations

Refer to Note 12 of MidAmerican Energy's Notes to Financial Statements in Item 8 of this Form 10-K.

(13)	Risk Management and Hedging Activities

Refer to Note 13 of MidAmerican Energy's Notes to Financial Statements in Item 8 of this Form 10-K.

(14)	Fair Value Measurements

Refer to Note 14 of MidAmerican Energy's Notes to Financial Statements in Item 8 of this Form 10-K.

(15)	Commitments and Contingencies

Refer to Note 15 of MidAmerican Energy's Notes to Financial Statements in Item 8 of this Form 10-K.

Legal Matters

MHC is party to a variety of legal actions arising out of the normal course of business. Plaintiffs occasionally seek punitive or exemplary damages. MHC does not believe that such normal and routine litigation will have a material impact on its consolidated financial results.

(16)    Non-Operating Income - Other, Net

Non-operating income - other, net; as shown on the Consolidated Statements of Operations, includes the following other income (expense) items for the years ended December 31 (in millions):

	2013	2012	2011

Corporate-owned life insurance income	$15	$9	$5
Gains on sales of assets and other investments	1	2	2
Other, net	5	3	3
Total	$21	$14	$10

(17)    Supplemental Cash Flow Information

The summary of supplemental cash flow information as of and for the years ending December 31 is as follows (in millions):

	2013	2012	2011
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$109	$125	$156
Income taxes received, net	$32	$689	$220

Supplemental disclosure of non-cash investing and financing transactions:
Accounts payable related to utility plant additions	$117	$122	$102
Deferred payments on equipment purchased for wind-powered generation at MidAmerican Energy(1)	$—	$406	$647

(1)
In conjunction with the construction of wind-powered generating facilities, MidAmerican Energy accrued in gross utility plant in service amounts it was not contractually obligated to pay until a stated future date. The obligation related to amounts accrued in 2011 was paid in December 2013. Refer to Note 8 for additional information.

(18)	Related Party Transactions

The companies identified as affiliates of MHC are Berkshire Hathaway and its subsidiaries, including MEHC and its subsidiaries. The basis for the following transactions is provided for in service agreements between MHC and the affiliates.

MHC is reimbursed for charges incurred on behalf of its affiliates. The majority of these reimbursed expenses are for allocated general costs, such as insurance and building rent, and for employee wages, benefits and costs for corporate functions, such as information technology, treasury, legal and accounting. The amount of such reimbursements was $28 million, $42 million and $44 million for 2013, 2012 and 2011, respectively.

MHC reimbursed MEHC in the amount of $10 million, $7 million and $11 million in 2013, 2012 and 2011, respectively, for its share of corporate expenses.

MidAmerican Energy purchases natural gas transportation and storage capacity services from Northern Natural Gas Company, a wholly owned subsidiary of MEHC, and coal transportation services from BNSF Railway Company, a wholly-owned subsidiary of Berkshire Hathaway, in the normal course of business at either tariffed or market prices. These purchases totaled $155 million, $59 million and $59 million in 2013, 2012 and 2011, respectively.

MHC has a $300 million revolving credit arrangement carrying interest at the 30-day LIBOR rate plus a spread to borrow from MEHC. Outstanding balances are unsecured and due on demand. The outstanding balance was $135 million at an interest rate of 0.418% as of December 31, 2013, and $246 million at an interest rate of 0.465% as of December 31, 2012, and is reflected as note payable to affiliate on the Consolidated Balance Sheet.

MEHC has a $100 million revolving credit arrangement carrying interest at the 30-day LIBOR rate plus a spread to borrow from MHC. Outstanding balances are unsecured and due on demand. There were no borrowings outstanding throughout 2013 and 2012.

MHC settles all obligations of MidAmerican Funding including primarily interest costs on MidAmerican Funding's long-term debt. Net amounts paid by MHC on behalf of MidAmerican Funding totaled $13 million, $13 million and $218 million for 2013, 2012 and 2011, respectively.

MHC had accounts receivable from affiliates of $266 million and $252 million as of December 31, 2013 and 2012, respectively, that are reflected in receivables, net and receivable from affiliate on the Consolidated Balance Sheets. MHC also had accounts payable to affiliates of $14 million and $7 million as of December 31, 2013 and 2012, respectively, that are included in accounts payable on the Consolidated Balance Sheets.

MHC is party to a tax-sharing agreement and is part of the Berkshire Hathaway United States federal income tax return. As of December 31, 2013, MHC had current income taxes receivable from MEHC of $46 million and, as of December 31, 2012, had current income taxes payable to MEHC of $117 million. MHC received net cash receipts for income taxes from MEHC totaling $32 million, $689 million and $220 million for the years ended December 31, 2013, 2012 and 2011, respectively.

MHC recognizes the full amount of the funded status for its pension and postretirement plans, and amounts attributable to MHC's affiliates that have not previously been recognized through income are recognized as an intercompany balance with such affiliates. MHC adjusts these balances when changes to the funded status of the respective plans are recognized and does not intend to settle the balances currently. Amounts receivable from affiliates attributable to the funded status of employee benefit plans totaled $5 million and $16 million as of December 31, 2013 and 2012, respectively, and similar amounts payable to affiliates totaled $31 million and $20 million, as of December 31, 2013 and 2012, respectively. See Note 11 for further information pertaining to pension and postretirement accounting.

(19)	Segment Information

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

The following tables provide information on a reportable segment basis (in millions):

	Years Ended December 31,
	2013	2012	2011
Operating revenue:
Regulated electric	$1,762	$1,694	$1,662
Regulated gas	824	659	769
Nonregulated energy	817	889	1,070
Other	10	5	2
Total operating revenue	$3,413	$3,247	$3,503

Depreciation and amortization:
Regulated electric	$366	$356	$301
Regulated gas	37	36	35
Total depreciation and amortization	$403	$392	$336

Operating income:
Regulated electric	$255	$270	$294
Regulated gas	74	47	66
Nonregulated energy	27	53	69
Other	1	(1)	(1)
Total operating income	$357	$369	$428

Fixed charges:
Regulated electric	$129	$123	$133
Regulated gas	15	15	18
Other	1	2	1
Total fixed charges	$145	$140	$152

Income tax (benefit) expense:
Regulated electric	$(136)	$(129)	$(61)
Regulated gas	23	7	16
Nonregulated energy	10	23	28
Other	2	1	1
Total income tax (benefit) expense	$(101)	$(98)	$(16)

Net income attributable to MHC:
Regulated electric	$292	$297	$243
Regulated gas	41	28	36
Nonregulated energy	16	29	39
Other	4	1	—
Total net income attributable to MHC	$353	$355	$318

Utility construction expenditures:
Regulated electric	$945	$588	$505
Regulated gas	81	57	60
Total utility construction expenditures	$1,026	$645	$565

	As of December 31,
	2013	2012	2011
Total assets:
Regulated electric	$11,723	$11,089	$10,207
Regulated gas	1,285	1,280	1,238
Nonregulated energy	131	132	135
Other	287	275	258
Total assets	$13,426	$12,776	$11,838

Goodwill by reportable segment as of December 31, 2013 and 2012 was as follows (in millions):

Regulated electric	$1,191
Regulated gas	79
Total	$1,270

Item 15(a)(2)    Financial Statement Schedules

SCHEDULE I

MIDAMERICAN FUNDING, LLC
PARENT COMPANY ONLY
CONDENSED BALANCE SHEETS
(Amounts in millions)

	As of December 31,
	2013	2012
ASSETS
Current assets:
Receivables from affiliates	$3	$3

Investments in and advances to subsidiaries	5,269	4,903

Total assets	$5,272	$4,906

LIABILITIES AND MEMBER'S EQUITY
Current liabilities:
Interest accrued and other current liabilities	$8	$8

Payable to affiliate	261	248
Long-term debt	325	325
Other	1	1
Total liabilities	595	582

Member's equity:
Paid-in capital	1,679	1,679
Retained earnings	3,009	2,669
Accumulated other comprehensive loss, net	(11)	(24)
Total member's equity	4,677	4,324

Total liabilities and member's equity	$5,272	$4,906

The accompanying notes are an integral part of this financial statement schedule.

SCHEDULE I

MIDAMERICAN FUNDING, LLC
PARENT COMPANY ONLY
CONDENSED STATEMENTS OF OPERATIONS
(Amounts in millions)

	Years Ended December 31,
	2013	2012	2011

Interest on long-term debt	$22	$22	$25
Loss before income taxes	(22)	(22)	(25)
Income tax benefit	(9)	(9)	(11)
Equity in undistributed earnings of subsidiaries	353	355	318
Net income	$340	$342	$304

The accompanying notes are an integral part of this financial statement schedule.

MIDAMERICAN FUNDING, LLC
PARENT COMPANY ONLY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)

	Years Ended December 31,
	2013	2012	2011

Net income	$340	$342	$304
Total other comprehensive income (loss), net of tax	13	10	(5)

Comprehensive income	$353	$352	$299

The accompanying notes are an integral part of this financial statement schedule.

SCHEDULE I

MIDAMERICAN FUNDING, LLC
PARENT COMPANY ONLY
CONDENSED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2013	2012	2011

Net cash flows from operating activities	$(13)	$(13)	$(18)

Net cash flows from investing activities	—	—	—

Net cash flows from financing activities:
Repayments of long-term debt	—	—	(200)
Net change in amounts payable to subsidiary	13	13	218
Net cash flows from financing activities	13	13	18

Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of year	—	—	—
Cash and cash equivalents at end of year	$—	$—	$—

The accompanying notes are an integral part of this financial statement schedule.

SCHEDULE I

MIDAMERICAN FUNDING, LLC
PARENT COMPANY ONLY
NOTES TO CONDENSED FINANCIAL STATEMENTS

Incorporated by reference are MidAmerican Funding, LLC and Subsidiaries Consolidated Statements of Changes in Equity for the three years ended December 31, 2013, and the related Consolidated Statements of Capitalization as of December 31, 2013 and 2012, in Part II, Item 8.

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

Payable to Affiliate - MHC, Inc. ("MHC") settles all obligations of MidAmerican Funding including primarily interest costs on, and repayments of, MidAmerican Funding's long-term debt. Net amounts paid by MHC on behalf of MidAmerican Funding totaled $13 million, $13 million and $218 million for 2013, 2012 and 2011, respectively.

See the notes to the consolidated MidAmerican Funding financial statements in Part II, Item 8 for other disclosures.

SCHEDULE I

MHC INC.
PARENT COMPANY ONLY
CONDENSED BALANCE SHEETS
(Amounts in millions)

	As of December 31,
	2013	2011
ASSETS
Current assets:
Receivables from affiliates	$1	$1

Receivable from parent	261	248
Investments and nonregulated property, net	17	17
Goodwill	1,270	1,270
Investments in and advances to subsidiaries	3,866	3,625

Total assets	$5,415	$5,161

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Payables to affiliates	$139	$251

Deferred income taxes	5	5
Other	2	2
Total liabilities	146	258

Shareholder's equity:
Paid-in capital	2,430	2,430
Retained earnings	2,850	2,497
Accumulated other comprehensive loss, net	(11)	(24)
Total shareholder's equity	5,269	4,903

Total liabilities and shareholder's equity	$5,415	$5,161
The accompanying notes are an integral part of this financial statement schedule.

SCHEDULE I

MHC INC.
PARENT COMPANY ONLY
CONDENSED STATEMENTS OF OPERATIONS
(Amounts in millions)

	Years Ended December 31,
	2013	2012	2011

Other income	$2	$2	$2
Other interest expense	—	1	1
Income before income taxes	2	1	1
Income tax expense	1	1	1
Equity in undistributed earnings of subsidiaries	352	355	318
Net income	$353	$355	$318

The accompanying notes are an integral part of this financial statement schedule.

MHC INC.
PARENT COMPANY ONLY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)

	Years Ended December 31,
	2013	2012	2011

Net income	$353	$355	$318
Total other comprehensive income (loss), net of tax	13	10	(5)

Comprehensive income	$366	$365	$313

The accompanying notes are an integral part of this financial statement schedule.

SCHEDULE I

MHC INC.
PARENT COMPANY ONLY
CONDENSED STATEMENTS OF CASH FLOWS
(Amounts in millions)

	Years Ended December 31,
	2013	2012	2011

Net cash flows from operating activities	$—	$—	$1

Net cash flows from investing activities:
Dividend from subsidiary	125	—	—
Other	—	—	1
Net cash flows from investing activities	125	—	1

Net cash flows from financing activities:
Net change in amounts payable to subsidiaries	(1)	(2)	(2)
Net change in amounts receivable from parent	(13)	(13)	(218)
Net change in note payable to MidAmerican Energy Holdings Company	(111)	15	217
Net cash flows from financing activities	(125)	—	(3)

Net change in cash and cash equivalents	—	—	(1)
Cash and cash equivalents at beginning of year	—	—	1
Cash and cash equivalents at end of year	$—	$—	$—

The accompanying notes are an integral part of this financial statement schedule.

SCHEDULE I

MHC INC.
PARENT COMPANY ONLY
NOTES TO CONDENSED FINANCIAL STATEMENTS

Incorporated by reference are MHC Inc. and Subsidiaries Consolidated Statements of Changes in Equity for the three years ended December 31, 2013, and the related Consolidated Statements of Capitalization as of December 31, 2013 and 2012, in Part IV, Item 15(c).

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

Receivable from Parent - MHC settles all obligations of MidAmerican Funding, LLC ("MidAmerican Funding") including primarily interest costs on MidAmerican Funding's long-term debt. Net amounts paid by MHC on behalf of MidAmerican Funding totaled $13 million, $13 million and $218 million for 2013, 2012 and 2011, respectively.

See the notes to the consolidated MHC financial statements in Part IV, Item 15(c) for other disclosures.

SCHEDULE II

MIDAMERICAN ENERGY COMPANY
VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2013
(Amounts in millions)

	Column B	Column C		Column E
	Balance at	Additions		Balance
Column A	Beginning	Charged	Column D	at End
Description	of Year	to Income	Deductions	of Year

Reserves Deducted From Assets To Which They Apply:
Reserve for uncollectible accounts receivable:

Year ended 2013	$10	$7	$(7)	$10

Year ended 2012	$8	$8	$(6)	$10

Year ended 2011	$12	$4	$(8)	$8

Reserves Not Deducted From Assets(1):

Year ended 2013	$9	$6	$(6)	$9

Year ended 2012	$8	$6	$(5)	$9

Year ended 2011	$8	$4	$(4)	$8

(1)	Reserves not deducted from assets include estimated liabilities for losses retained by MidAmerican Energy for workers compensation, public liability and property damage claims.

SCHEDULE II

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
MHC INC. AND SUBSIDIARIES
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2013
(Amounts in millions)

	Column B	Column C		Column E
	Balance at	Additions		Balance
Column A	Beginning	Charged	Column D	at End
Description	of Year	to Income	Deductions	of Year

Reserves Deducted From Assets To Which They Apply:
Reserve for uncollectible accounts receivable:

Year ended 2013	$10	$7	$(7)	$10

Year ended 2012	$8	$8	$(6)	$10

Year ended 2011	$12	$4	$(8)	$8

Reserves Not Deducted From Assets (1):

Year ended 2013	$9	$6	$(6)	$9

Year ended 2012	$8	$6	$(5)	$9

Year ended 2011	$8	$4	$(4)	$8

(1)	Reserves not deducted from assets include primarily estimated liabilities for losses retained by MidAmerican Funding and MHC for workers compensation, public liability and property damage claims.

SIGNATURES

MIDAMERICAN ENERGY

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDAMERICAN ENERGY COMPANY
(Registrant)

Date: March 3, 2014	/s/ William J. Fehrman
William J. Fehrman
President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signatures	Title	Date

/s/William J. Fehrman	President, Chief Executive Officer and Director	March 3, 2014
William J. Fehrman	(principal executive officer)

/s/Thomas B. Specketer	Vice President, Chief Financial Officer and Director	March 3, 2014
Thomas B. Specketer	(principal financial and accounting officer)

/s/Steven R. Weiss	Senior Vice President and Director	March 3, 2014
Steven R. Weiss

MIDAMERICAN FUNDING, LLC

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDAMERICAN FUNDING, LLC
(Registrant)

Date: March 3, 2014	/s/ William J. Fehrman
William J Fehrman
President
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signatures	Title	Date

/s/William J. Fehrman	President and Manager	March 3, 2014
William J. Fehrman	(principal executive officer)

/s/Thomas B. Specketer	Vice President and Controller	March 3, 2014
Thomas B. Specketer	(principal financial and accounting officer)

/s/Patrick J. Goodman	Manager	March 3, 2014
Patrick J. Goodman

/s/Sandra Hatfield Clubb	Manager	March 3, 2014
Sandra Hatfield Clubb

/s/Douglas L. Anderson	Manager	March 3, 2014
Douglas L. Anderson

EXHIBIT INDEX

Exhibits Filed Herewith

MidAmerican Energy

12.1	Computation of Ratios of Earnings to Fixed Charges

23.1	Consent of Deloitte & Touche LLP

31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

MidAmerican Funding

31.3	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.3	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

MidAmerican Energy and MidAmerican Funding

101
The following financial information from MidAmerican Energy's and MidAmerican Funding's Annual Report on Form 10-K for the year ended December 31, 2013, is formatted in XBRL (eXtensible Business Reporting Language) and included herein: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, (vi) the Consolidated Statements of Capitalization, and (vii) the Notes to Consolidated Financial Statements, tagged in summary and detail.

Exhibits Incorporated by Reference

MidAmerican Energy

3.1
Restated Articles of Incorporation of MidAmerican Energy Company, as amended October 27, 1998. (Filed as Exhibit 3.3 to MidAmerican Energy's Quarterly Report on Form 10-Q for the period ended September 30, 1998).

3.2	Restated Bylaws of MidAmerican Energy Company, as amended July 24, 1996. (Filed as Exhibit 3.1 to MidAmerican Energy's Quarterly Report on Form 10-Q for the period ended June 30, 1996).

14
Code of Ethics for Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. (Filed as Exhibit 14.1 to MidAmerican Energy's Annual Report on Form 10-K for the year ended December 31, 2003).

MidAmerican Funding

3.1	Articles of Organization of MidAmerican Funding, LLC (Filed as Exhibit 3.1 to MidAmerican Funding's Registration Statement on Form S-4, Registration No. 333-90553).

3.2	Operating Agreement of MidAmerican Funding, LLC (Filed as Exhibit 3.2 to MidAmerican Funding's Registration Statement on Form S-4, Registration No. 333-90553).

3.3
Amendment No. 1 to the Operating Agreement of MidAmerican Funding, LLC dated as of February 9, 2010. (Filed as Exhibit 3.3 to MidAmerican Funding's Annual Report on Form 10-K for the year ended December 31, 2010).

4.1
Indenture, dated as of March 11, 1999, by and between MidAmerican Funding, LLC and IBJ Whitehall Bank & Trust Company, as Trustee (Filed as Exhibit 4.1 to MidAmerican Funding's Registration Statement on Form S-4, Registration No. 333-90553).

4.2
First Supplemental Indenture, dated as of March 11, 1999, by and between MidAmerican Funding, LLC and IBJ Whitehall Bank & Trust Company, as Trustee (Filed as Exhibit 4.2 to MidAmerican Funding's Registration Statement on Form S-4, Registration No. 333-90553).

4.3
Registration Rights Agreement, dated March 9, 1999, by and among MidAmerican Funding, LLC, Credit Suisse First Boston Corporation, Lehman Brothers, Inc., Goldman Sachs & Co. and Merrill Lynch & Co. (Filed as Exhibit 4.2 to MidAmerican Funding's Registration Statement on Form S-4, Registration No. 333-90553).

14
Code of Ethics for Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. (Filed as Exhibit 14.2 to MidAmerican Funding's Annual Report on Form 10-K for the year ended December 31, 2003).

MidAmerican Energy and MidAmerican Funding

4.1
Form of indenture between MidAmerican Energy and The Bank of New York, as Trustee. (Filed as Exhibit 4.l to MidAmerican Energy's Registration Statement on Form S-3, Registration No. 333-59760, dated January 31, 2002).

4.2
First Supplemental Indenture, dated as of February 8, 2002, by and between MidAmerican Energy Company and The Bank of New York, as Trustee. (Filed as Exhibit 4.3 to MidAmerican Energy's Annual Report on Form 10-K for the year ended December 31, 2004).

4.3
Third Supplemental Indenture, dated as of October 1, 2004, by and between MidAmerican Energy Company and The Bank of New York, as Trustee. (Filed as Exhibit 4.1 to MidAmerican Energy's Annual Report on Form 10-K for the year ended December 31, 2004).

4.4
Fourth Supplemental Indenture, dated November 1, 2005, by and between MidAmerican Energy Company and the Bank of New York Trust Company, NA, as Trustee. (Filed as Exhibit 4.1 to MidAmerican Energy's Annual Report on Form 10-K for the year ended December 31, 2005).

4.5
Indenture, dated as of October 1, 2006 - Senior Debt Securities between MidAmerican Energy Company and The Bank of New York Trust Company, N.A., as Trustee (Filed as Exhibit 4.1 to MidAmerican Energy's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

4.6
First Supplemental Indenture, dated as of October 6, 2006 - 5.800% Notes due 2036 between MidAmerican Energy Company and The Bank of New York Trust Company, N.A., as Trustee (Filed as Exhibit 4.2 to MidAmerican Energy's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

4.7
Second Supplemental Indenture, dated as of June 29, 2007 - 5.65% Notes due 2012 and 5.95% Notes due 2017, between MidAmerican Energy Company and The Bank of New York Trust Company, N.A., as Trustee (Filed as Exhibit 4.1 to MidAmerican Energy's Current Report on Form 8-K dated June 29, 2007).

4.8
Third Supplemental Indenture, dated as of March 25, 2008 - 5.30% Notes due 2018, between MidAmerican Energy Company and The Bank of New York Trust Company, N.A., as Trustee (Filed as Exhibit 4.1 to MidAmerican Energy's Current Report on Form 8-K dated March 25, 2008).

4.9
Indenture, dated as of September 9, 2013, between MidAmerican Energy Company and The Bank of New York Mellon Trust Company, N.A., as trustee (Filed as Exhibit 4.1 to MidAmerican Energy's Current Report on Form 8-K dated September 13, 2013).

4.10
First Supplemental Indenture, dated as of September 19, 2013, between MidAmerican Energy Company and The Bank of New York Mellon Trust Company, N.A., as trustee (Filed as Exhibit 4.1 to MidAmerican Energy's Current Report on Form 8-K dated September 19, 2013).

4.11	Specimen of 2.40% First Mortgage Bonds due 2019 (Filed as Exhibit 4.2 to MidAmerican Energy's Current Report on Form 8-K dated September 19, 2013).

4.12	Specimen of 3.70% First Mortgage Bonds due 2023 (Filed as Exhibit 4.3 to MidAmerican Energy's Current Report on Form 8-K dated September 19, 2013).

4.13	Specimen of 4.80% First Mortgage Bonds due 2043 (Filed as Exhibit 4.4 to MidAmerican Energy's Current Report on Form 8-K dated September 19, 2013).

4.14
Mortgage, Security Agreement, Fixture Filing and Financing Statement, dated as of September 9, 2013, from MidAmerican Energy Company to The Bank of New York Mellon Trust Company, N.A., as collateral trustee (Filed as Exhibit 4.2 to MidAmerican Energy's Current Report on Form 8-K dated September 13, 2013).

4.15
Intercreditor and Collateral Trust Agreement, dated as of September 9, 2013, among MidAmerican Energy Company, The Bank of New York Mellon Trust Company, N.A., as trustee, and The Bank of New York Mellon Trust Company, N.A., as collateral trustee (Filed as Exhibit 4.3 to MidAmerican Energy's Current Report on Form 8-K dated September 13, 2013).

4.16
Form of Indenture, between MidAmerican Energy Company and the Trustee, (Senior Unsecured Debt Securities) (Filed as Exhibit 4.1 to MidAmerican Energy's Registration Statement on Form S-3, Registration No. 333-192077, filed November 4, 2013).

4.17
Form of Indenture, between MidAmerican Energy Company and the Trustee, (Subordinated Unsecured Debt Securities) (Filed as Exhibit 4.2 to MidAmerican Energy's Registration Statement on Form S-3, Registration No. 333-192077, filed November 4, 2013).

10.1
Iowa Utilities Board Order Approving Settlement With Modifications, issued December 21, 2001, in regards to MidAmerican Energy Company (Filed as Exhibit 10.7 to MidAmerican Energy's Annual Report on Form 10-K for the year ended December 31, 2001).

10.2
Stipulation and Agreement in Regard to MidAmerican Energy Company Ratemaking Principles for Wind Energy Investment, approved by the Iowa Utilities Board on October 17, 2003 (Filed as Exhibit 10 to MidAmerican Funding's and MidAmerican Energy's joint Form 10-Q for the quarter ended September 30, 2003).

10.3
$600,000,000 Credit Agreement, dated as of March 27, 2013, among MidAmerican Energy Company, as Borrower, the banks, financial institutions and other institutional lenders, as Initial Lenders, JPMorgan Chase Bank, N.A., as Administrative Agent and Swingline Lender, and the LC Issuing Banks (Filed as Exhibit 10.1 to MidAmerican Energy's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.4
Stipulation and Agreement Dated December 20, 2004, in Regard to MidAmerican Energy Company Ratemaking Principles for the 2005 Wind Expansion Project, approved by the Iowa Utilities Board on January 31, 2005. (Filed as Exhibit 10.2 to MidAmerican Energy's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

10.5
Stipulation and Agreement Dated December 14, 2005, in Regard to MidAmerican Energy Company Ratemaking Principles for the 2006-2007 Wind Expansion Project, approved by the Iowa Utilities Board on April 18, 2006. (Filed as Exhibit 10.3 to MidAmerican Energy's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

10.6
Stipulation and Agreement Dated March 23, 2007, in Regard to MidAmerican Energy Company Ratemaking Principles for “Wind IV Iowa Projects”, approved by the Iowa Utilities Board on July 27, 2007. (Filed as Exhibit 10.1 to MidAmerican Funding's and MidAmerican Energy's joint Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

Note:
Pursuant to (b) (4) (iii) (A) of Item 601 of Regulation S-K, MidAmerican Energy has not filed as an exhibit to this Form 10-K certain instruments with respect to long-term debt not registered in which the total amount of securities authorized there under does not exceed 10% of total assets of MidAmerican Energy, but hereby agrees to furnish to the Commission on request any such instruments.