Form 10-Q
period 2014-03-31
MIDAMERICAN ENERGY CO; MIDAMERICAN FUNDING LLC
filed 2014-05-02
CIK 928576, 1098296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

or

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
Yes  ☐            No  ☒

All of the member's equity of MidAmerican Funding, LLC was held by its parent company, Berkshire Hathaway Energy Company, formerly known as MidAmerican Energy Holdings Company, as of April 30, 2014.

All common stock of MidAmerican Energy Company is held by its parent company, MHC Inc., which is a direct, wholly owned subsidiary of MidAmerican Funding, LLC. As of April 30, 2014, 70,980,203 shares of MidAmerican Energy Company common stock, without par value, were outstanding.

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

Companies
Berkshire Hathaway Energy	Berkshire Hathaway Energy Company (formerly known as MidAmerican Energy Holdings Company)
MidAmerican Funding	MidAmerican Funding, LLC
MidAmerican Energy	MidAmerican Energy Company
Berkshire Hathaway	Berkshire Hathaway Inc. and its subsidiaries

Certain Industry Terms
AFUDC	Allowance for Funds Used During Construction
DSM	Demand-side Management
Dth	Decatherms
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
GWh	Gigawatt Hours
IUB	Iowa Utilities Board
MW	Megawatts

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
Des Moines, Iowa

We have reviewed the accompanying balance sheet of MidAmerican Energy Company (the "Company") as of March 31, 2014, and the related statements of operations, comprehensive income, changes in equity and cash flows for the three-month periods ended March 31, 2014 and 2013. These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet and statement of capitalization (not presented herein) of MidAmerican Energy Company as of December 31, 2013, and the related statements of operations, comprehensive income, changes in equity and cash flows for the year then ended (not presented herein); and in our report dated March 3, 2014, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2013 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Des Moines, Iowa
May 2, 2014

MIDAMERICAN ENERGY COMPANY
BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	March 31, 2014	December 31, 2013
ASSETS
Utility plant, net:
Electric	$11,975	$11,936
Gas	1,370	1,365
Gross utility plant in service	13,345	13,301
Accumulated depreciation and amortization	(4,753)	(4,710)
Utility plant in service, net	8,592	8,591
Construction work in progress	786	737
Total utility plant, net	9,378	9,328
Current assets:
Cash and cash equivalents	113	194
Receivables, net	598	454
Income taxes receivable	69	50
Inventories	168	229
Other	97	64
Total current assets	1,045	991
Other assets:
Regulatory assets	798	748
Investments and nonregulated property, net	600	598
Other	191	204
Total other assets	1,589	1,550
Total assets	$12,012	$11,869
CAPITALIZATION AND LIABILITIES
Capitalization:
MidAmerican Energy common shareholder's equity	$4,017	$3,845
Long-term debt, excluding current portion	3,203	3,202
Total capitalization	7,220	7,047
Current liabilities:
Current portion of long-term debt	350	350
Accounts payable	355	368
Taxes accrued	107	118
Interest accrued	30	37
Other	80	97
Total current liabilities	922	970
Other liabilities:
Deferred income taxes	2,332	2,294
Asset retirement obligations	435	430
Regulatory liabilities	880	875
Other	223	253
Total other liabilities	3,870	3,852
Total capitalization and liabilities	$12,012	$11,869

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2014	2013
Operating revenue:
Regulated electric	$450	$415
Regulated gas	511	315
Nonregulated	264	190
Total operating revenue	1,225	920

Operating costs and expenses:
Regulated:
Cost of fuel, energy and capacity	146	123
Cost of gas sold	409	224
Other operating expenses	109	106
Maintenance	44	45
Depreciation and amortization	85	107
Property and other taxes	32	30
Total regulated operating costs and expenses	825	635
Nonregulated:
Cost of sales	241	174
Other	6	5
Total nonregulated operating costs and expenses	247	179
Total operating costs and expenses	1,072	814

Operating income	153	106

Non-operating income:
Allowance for equity funds	9	4
Other, net	2	4
Total non-operating income	11	8

Fixed charges:
Interest on long-term debt	40	35
Allowance for borrowed funds	(4)	(1)
Total fixed charges	36	34

Income before income tax benefit	128	80
Income tax benefit	(29)	(23)

Net income	157	103
Preferred dividends	—	—

Earnings on common stock	$157	$103

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2014	2013

Net income	$157	$103

Other comprehensive income, net of tax:
Unrealized gains on available-for-sale securities, net of tax of $1 and $1	1	—
Unrealized gains on cash flow hedges, net of tax of $10 and $12	14	18
Total other comprehensive income, net of tax	15	18

Comprehensive income	$172	$121

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF CHANGES IN EQUITY (Unaudited)
(Amounts in millions)

	MidAmerican Energy Shareholders' Equity
	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Preferred Securities	Total Equity

Balance, December 31, 2012	$562	$3,070	$(24)	$27	$3,635
Net income	—	103	—	—	103
Other comprehensive income	—	—	18	—	18
Common dividends	—	(125)	—	—	(125)
Balance, March 31, 2013	$562	$3,048	$(6)	$27	$3,631

Balance, December 31, 2013	$561	$3,295	$(11)	$—	$3,845
Net income	—	157	—	—	157
Other comprehensive income	—	—	15	—	15
Balance, March 31, 2014	$561	$3,452	$4	$—	$4,017

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$157	$103
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	85	107
Deferred income taxes and amortization of investment tax credits	(16)	8
Changes in other assets and liabilities	12	13
Other, net	(8)	(4)
Changes in other operating assets and liabilities:
Receivables, net	(156)	(21)
Inventories	61	35
Derivative collateral, net	(32)	3
Pension and other postretirement benefit plans	—	3
Accounts payable	44	(2)
Taxes accrued	(31)	(211)
Other current assets and liabilities	(20)	(2)
Net cash flows from operating activities	96	32

Cash flows from investing activities:
Utility construction expenditures	(179)	(163)
Purchases of available-for-sale securities	(23)	(29)
Proceeds from sales of available-for-sale securities	22	26
Other, net	3	1
Net cash flows from investing activities	(177)	(165)

Cash flows from financing activities:
Dividends	—	(125)
Net cash flows from financing activities	—	(125)

Net change in cash and cash equivalents	(81)	(258)
Cash and cash equivalents at beginning of period	194	354
Cash and cash equivalents at end of period	$113	$96

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

(1)	General

MidAmerican Energy Company ("MidAmerican Energy") is a public utility with electric and natural gas operations and is the principal subsidiary of MHC Inc. ("MHC"). MHC is a holding company that conducts no business other than the ownership of its subsidiaries and related corporate services. MHC's nonregulated subsidiaries include Midwest Capital Group, Inc. and MEC Construction Services Co. MHC is the direct, wholly owned subsidiary of MidAmerican Funding, LLC ("MidAmerican Funding"), which is an Iowa limited liability company with Berkshire Hathaway Energy Company ("Berkshire Hathaway Energy"), formerly known as MidAmerican Energy Holdings Company, as its sole member. Berkshire Hathaway Energy is a consolidated subsidiary of Berkshire Hathaway Inc. ("Berkshire Hathaway").

The unaudited Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the Financial Statements as of March 31, 2014, and for the three-month periods ended March 31, 2014 and 2013. The results of operations for the three-month period ended March 31, 2014, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Financial Statements. Note 2 of Notes to Financial Statements included in MidAmerican Energy's Annual Report on Form 10-K for the year ended December 31, 2013, describes the most significant accounting policies used in the preparation of the unaudited Financial Statements. There have been no significant changes in MidAmerican Energy's assumptions regarding significant accounting estimates and policies during the three-month period ended March 31, 2014.

Utility Plant Depreciation Rates

Effective January 1, 2014, MidAmerican Energy revised depreciation rates for certain electric generating facilities based on the results of its 2013 Iowa electric retail rate case. The new depreciation rates reflect longer estimated useful lives for certain generating facilities. The effect of this change was to reduce depreciation and amortization expense by $13 million for the three-month period ended March 31, 2014, and $50 million annually based on depreciable plant balances at the time of the change. In August 2013, MidAmerican Energy revised its depreciation rates for certain electric generating facilities based on the results of a new depreciation study. The new rates reflect longer estimated useful lives for wind-powered generating facilities placed in service in 2011 and 2012 and a lower accrual rate for the cost of removal regulatory liability related to coal-fueled generating facilities. The effect of this change was to reduce depreciation and amortization expense by $49 million annually, or $12 million for the three-month period ended March 31, 2014, based on depreciable plant balances at the time of the change.

(2)	New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2013-04, which amends FASB Accounting Standards Codification Topic 405, "Liabilities." The amendments in this guidance require an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date as the amount the reporting entity agreed to pay plus any additional amounts the reporting entity expects to pay on behalf of its co-obligor. Additionally, the guidance requires the entity to disclose the nature and amount of the obligation, as well as other information about those obligations. This guidance is effective for interim and annual reporting periods beginning after December 15, 2013. MidAmerican Energy adopted this guidance on January 1, 2014. The adoption of this guidance did not have a material impact on MidAmerican Energy's disclosures included within Notes to Financial Statements.

(3)	Components of Accumulated Other Comprehensive Income (Loss), Net

The following table shows the change in accumulated other comprehensive income (loss), net ("AOCI") by each component of other comprehensive income, net of applicable income taxes, for the three-month period ended March 31, 2014 (in millions):

	Unrealized	Unrealized	Accumulated
	Losses on	Gains (Losses)	Other
	Available-For-Sale	on Cash Flow	Comprehensive
	Securities	Hedges	Income (Loss), Net

Balance, December 31, 2013	$(4)	$(7)	$(11)
Other comprehensive income	1	14	15
Balance, March 31, 2014	$(3)	$7	$4

Reclassifications from AOCI to net income for the three-month periods ended March 31, 2014 and 2013, were net gains (losses) reflected in nonregulated cost of sales totaling $34 million and $(5) million, respectively.

(4)	Income Taxes

A reconciliation of the federal statutory income tax rate to MidAmerican Energy's effective income tax rate applicable to income before income tax benefit is as follows:

	Three-Month Periods
	Ended March 31,
	2014	2013

Federal statutory income tax rate	35%	35%
Income tax credits	(54)	(61)
State income tax, net of federal income tax benefit	2	(2)
Effects of ratemaking	(5)	(2)
Other, net	(1)	1
Effective income tax rate	(23)%	(29)%

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

Berkshire Hathaway includes Berkshire Hathaway Energy and subsidiaries in its United States federal income tax return. Consistent with established regulatory practice, MidAmerican Energy's provision for income taxes has been computed on a stand-alone basis, and substantially all of its currently payable or receivable income taxes are remitted to or received from Berkshire Hathaway Energy. MidAmerican Energy made net cash payments for income taxes to Berkshire Hathaway Energy totaling $- million and $160 million for the three-month periods ended March 31, 2014 and 2013, respectively.

(5)	Employee Benefit Plans

MidAmerican Energy sponsors a noncontributory defined benefit pension plan covering a majority of all employees of Berkshire Hathaway Energy and its domestic energy subsidiaries other than PacifiCorp and NV Energy, Inc. MidAmerican Energy also sponsors certain postretirement healthcare and life insurance benefits covering substantially all retired employees of Berkshire Hathaway Energy and its domestic energy subsidiaries other than PacifiCorp and NV Energy, Inc. Net periodic benefit cost for the plans of MidAmerican Energy and the aforementioned affiliates included the following components (in millions):

	Three-Month Periods
	Ended March 31,
	2014	2013
Pension:
Service cost	$3	$5
Interest cost	9	8
Expected return on plan assets	(11)	(11)
Net amortization	1	3
Net periodic benefit cost	$2	$5

Other postretirement:
Service cost	$1	$1
Interest cost	2	2
Expected return on plan assets	(3)	(3)
Net amortization	(1)	(1)
Net periodic benefit cost (benefit)	$(1)	$(1)

Employer contributions to the pension and other postretirement benefit plans are expected to be $8 million and $1 million, respectively, during 2014. As of March 31, 2014, $2 million and $- million of contributions had been made to the pension and other postretirement benefit plans, respectively.

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

There have been no significant changes in MidAmerican Energy's accounting policies related to derivatives. Refer to Note 7 for additional information on derivative contracts.

The following table, which reflects master netting arrangements and excludes contracts that have been designated as normal under the normal purchases or normal sales exception afforded by GAAP, summarizes the fair value of MidAmerican Energy's derivative contracts, on a gross basis, and reconciles those amounts to the amounts presented on a net basis on the Balance Sheets (in millions):

	Current Assets - Other	Other Assets - Other	Current Liabilities - Other	Other Liabilities - Other	Total
As of March 31, 2014:
Not designated as hedging contracts(1):
Commodity assets	$1	$—	$32	$1	$34
Commodity liabilities	(1)	—	(63)	(2)	(66)
Total	—	—	(31)	(1)	(32)

Designated as hedging contracts:
Commodity assets	17	—	1	(1)	17
Commodity liabilities	(1)	—	(1)	(4)	(6)
Total	16	—	—	(5)	11

Total derivatives	16	—	(31)	(6)	(21)
Cash collateral receivable	—	—	26	1	27
Total derivatives - net basis	$16	$—	$(5)	$(5)	$6

	Current Assets - Other	Other Assets - Other	Current Liabilities - Other	Other Liabilities - Other	Total
As of December 31, 2013:
Not designated as hedging contracts(1):
Commodity assets	$3	$3	$16	$1	$23
Commodity liabilities	(1)	(1)	(32)	(6)	(40)
Total	2	2	(16)	(5)	(17)

Designated as hedging contracts:
Commodity assets	1	—	1	—	2
Commodity liabilities	(1)	—	(5)	(6)	(12)
Total	—	—	(4)	(6)	(10)

Total derivatives	2	2	(20)	(11)	(27)
Cash collateral receivable	(2)	—	1	1	—
Total derivatives - net basis	$—	$2	$(19)	$(10)	$(27)

(1)
MidAmerican Energy's commodity derivatives not designated as hedging contracts are generally included in regulated rates, and as of March 31, 2014 and December 31, 2013, a net regulatory asset of $32 million and $10 million, respectively, was recorded related to the net derivative liability of $32 million and $17 million, respectively.

Not Designated as Hedging Contracts

The following table reconciles the beginning and ending balances of MidAmerican Energy's net regulatory assets and summarizes the pre-tax gains and losses on commodity derivative contracts recognized in net regulatory assets, as well as amounts reclassified to earnings (in millions):

	Three-Month Periods
	Ended March 31,
	2014	2013

Beginning balance	$10	$45
Changes in fair value recognized in net regulatory assets	42	(1)
Net (losses) gains reclassified to operating revenue	(19)	3
Net losses reclassified to cost of gas sold	(1)	(23)
Ending balance	$32	$24

The following table summarizes the pre-tax gains (losses) included on the Statements of Operations associated with MidAmerican Energy's commodity derivative contracts not designated as hedging contracts and not recorded as a net regulatory asset or liability (in millions):

	Three-Month Periods
	Ended March 31,
	2014	2013

Nonregulated operating revenue	$(9)	$(2)
Nonregulated cost of sales	21	3
Total	$12	$1

Designated as Hedging Contracts

MidAmerican Energy uses commodity derivative contracts accounted for as cash flow hedges to hedge electricity and natural gas commodity prices for delivery to nonregulated customers. The following table reconciles the beginning and ending balances of MidAmerican Energy's accumulated other comprehensive (income) loss, net (pre-tax) and summarizes pre-tax gains and losses on commodity derivative contracts designated and qualifying as cash flow hedges recognized in other comprehensive income ("OCI"), as well as amounts reclassified to earnings (in millions):

	Three-Month Periods
	Ended March 31,
	2014	2013

Beginning balance	$11	$32
Changes in fair value recognized in OCI	(58)	(25)
Net gains (losses) reclassified to nonregulated cost of sales	34	(5)
Ending balance	$(13)	$2

Realized gains and losses on hedges and hedge ineffectiveness are recognized in income as nonregulated operating revenue or nonregulated cost of sales depending upon the nature of the item being hedged. For the three-month periods ended March 31, 2014 and 2013, hedge ineffectiveness was insignificant. As of March 31, 2014, MidAmerican Energy had cash flow hedges with expiration dates extending through December 2017, and $16 million of pre-tax net unrealized gains are forecasted to be reclassified from AOCI into earnings over the next twelve months as contracts settle.

Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding commodity derivative contracts with fixed price terms that comprise the mark-to-market values as of (in millions):

	Unit of	March 31,	December 31,
	Measure	2014	2013

Electricity purchases	Megawatt hours	2	5
Natural gas purchases	Decatherms	14	21

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

Collateral and Contingent Features

In accordance with industry practice, certain wholesale derivative contracts contain credit support provisions that in part base MidAmerican Energy's collateral requirements on its credit ratings for senior unsecured debt as reported by one or more of the three recognized credit rating agencies. These derivative contracts may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance," or in some cases terminate the contract, in the event of a material adverse change in MidAmerican Energy's creditworthiness. These rights can vary by contract and by counterparty. As of March 31, 2014, MidAmerican Energy's credit ratings from the three recognized credit rating agencies were investment grade.

The aggregate fair value of MidAmerican Energy's derivative contracts in liability positions with specific credit-risk-related contingent features totaled $14 million and $35 million as of March 31, 2014 and December 31, 2013, respectively, for which MidAmerican Energy had posted collateral of $- million. If all credit-risk-related contingent features for derivative contracts in liability positions had been triggered as of March 31, 2014 and December 31, 2013, MidAmerican Energy would have been required to post $4 million and $24 million, respectively, of additional collateral. MidAmerican Energy's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors.

(7)	Fair Value Measurements

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

The following table presents MidAmerican Energy's assets and liabilities recognized on the Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of March 31, 2014:
Assets:
Commodity derivatives	$4	$41	$6	$(35)	$16
Money market mutual funds(2)	114	—	—	—	114
Debt securities:
United States government obligations	133	—	—	—	133
International government obligations	—	1	—	—	1
Corporate obligations	—	39	—	—	39
Municipal obligations	—	2	—	—	2
Agency, asset and mortgage-backed obligations	—	2	—	—	2
Auction rate securities	—	—	25	—	25
Equity securities:
United States companies	216	—	—	—	216
International companies	4	—	—	—	4
	$471	$85	$31	$(35)	$552

Liabilities - commodity derivatives	$—	$(64)	$(8)	$62	$(10)

As of December 31, 2013:
Assets:
Commodity derivatives	$3	$16	$6	$(23)	$2
Money market mutual funds(2)	95	—	—	—	95
Debt securities:
United States government obligations	134	—	—	—	134
International government obligations	—	1	—	—	1
Corporate obligations	—	36	—	—	36
Municipal obligations	—	2	—	—	2
Agency, asset and mortgage-backed obligations	—	2	—	—	2
Auction rate securities	—	—	23	—	23
Equity securities:
United States companies	214	—	—	—	214
International companies	4	—	—	—	4
	$450	$57	$29	$(23)	$513

Liabilities - commodity derivatives	$(1)	$(42)	$(9)	$23	$(29)

(1)	Represents netting under master netting arrangements and a net cash collateral receivable of $27 million and $- million as of March 31, 2014 and December 31, 2013, respectively.

(2)	Amounts are included in cash and cash equivalents and investments and nonregulated property, net on the Balance Sheets. The fair value of these money market mutual funds approximates cost.

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

The following table reconciles the beginning and ending balances of MidAmerican Energy's assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Three-Month Periods
	Ended March 31,
	Commodity Derivatives	Auction Rate Securities
2014:
Beginning balance	$(3)	$23
Changes included in earnings(1)	(6)	—
Changes in fair value recognized in OCI	3	2
Changes in fair value recognized in net regulatory assets	3	—
Settlements	1	—
Ending balance	$(2)	$25

2013:
Beginning balance	$—	$21
Changes included in earnings(1)	3	—
Changes in fair value recognized in OCI	(3)	1
Changes in fair value recognized in net regulatory assets	1	—
Settlements	(3)	—
Ending balance	$(2)	$22

(1)
Changes included in earnings are reported as nonregulated operating revenue on the Statements of Operations. For commodity derivatives held as of March 31, 2014 and 2013, net unrealized losses included in earnings for the three-month periods ended March 31, 2014 and 2013, totaled $1 million and $3 million, respectively.

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

	As of March 31, 2014		As of December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$3,553	$3,930	$3,552	$3,849

(8)	Commitments and Contingencies

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

The following tables provide information on a reportable segment basis (in millions):

	Three-Month Periods
	Ended March 31,
	2014	2013
Operating revenue:
Regulated electric	$450	$415
Regulated gas	511	315
Nonregulated energy	264	190
Total operating revenue	$1,225	$920

Depreciation and amortization:
Regulated electric	$75	$98
Regulated gas	10	9
Total depreciation and amortization	$85	$107

Operating income:
Regulated electric	$83	$50
Regulated gas	58	45
Nonregulated energy	12	11
Total operating income	$153	$106

	As of
	March 31, 2014	December 31, 2013
Total assets:
Regulated electric	$10,622	$10,532
Regulated gas	1,226	1,206
Nonregulated energy	164	131
Total assets	$12,012	$11,869

(10)	Subsequent Event

In April 2014, MidAmerican Energy issued $150 million of its 2.40% First Mortgage Bonds due March 2019, $300 million of its 3.50% First Mortgage Bonds due October 2024 and $400 million of its 4.40% First Mortgage Bonds due October 2044. The net proceeds will be used for the optional redemption in May 2014 of $350 million of MidAmerican Energy's 4.65% Senior Notes due October 2014 and for general corporate purposes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Member of
MidAmerican Funding, LLC
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Funding, LLC and subsidiaries (the "Company") as of March 31, 2014, and the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for the three-month periods ended March 31, 2014 and 2013. These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and consolidated statement of capitalization (not presented herein) of MidAmerican Funding, LLC and subsidiaries as of December 31, 2013, and the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for the year then ended (not presented herein); and in our report dated March 3, 2014, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2013 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Des Moines, Iowa
May 2, 2014

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	March 31, 2014	December 31, 2013
ASSETS
Utility plant, net:
Electric	$11,975	$11,936
Gas	1,370	1,365
Gross utility plant in service	13,345	13,301
Accumulated depreciation and amortization	(4,753)	(4,710)
Utility plant in service, net	8,592	8,591
Construction work in progress	786	737
Total utility plant, net	9,378	9,328
Current assets:
Cash and cash equivalents	114	194
Receivables, net	601	459
Income taxes receivable	66	46
Inventories	168	229
Other	98	65
Total current assets	1,047	993
Other assets:
Goodwill	1,270	1,270
Regulatory assets	798	748
Investments and nonregulated property, net	620	625
Other	190	203
Total other assets	2,878	2,846
Total assets	$13,303	$13,167
CAPITALIZATION AND LIABILITIES
Capitalization:
MidAmerican Funding member's equity	$4,847	$4,677
Long-term debt, excluding current portion	3,528	3,527
Total capitalization	8,375	8,204
Current liabilities:
Current portion of long-term debt	350	350
Note payable to affiliate	137	135
Accounts payable	355	369
Taxes accrued	107	118
Interest accrued	32	44
Other	80	97
Total current liabilities	1,061	1,113
Other liabilities:
Deferred income taxes	2,329	2,290
Asset retirement obligations	435	430
Regulatory liabilities	880	875
Other	223	255
Total other liabilities	3,867	3,850
Total capitalization and liabilities	$13,303	$13,167

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2014	2013
Operating revenue:
Regulated electric	$450	$415
Regulated gas	511	315
Nonregulated	269	191
Total operating revenue	1,230	921

Operating costs and expenses:
Regulated:
Cost of fuel, energy and capacity	146	123
Cost of gas sold	409	224
Other operating expenses	109	106
Maintenance	44	45
Depreciation and amortization	85	107
Property and other taxes	32	30
Total regulated operating costs and expenses	825	635
Nonregulated:
Cost of sales	241	174
Other	11	6
Total nonregulated operating costs and expenses	252	180
Total operating costs and expenses	1,077	815

Operating income	153	106

Non-operating income:
Allowance for equity funds	9	4
Other, net	5	6
Total non-operating income	14	10

Fixed charges:
Interest on long-term debt	46	41
Allowance for borrowed funds	(4)	(1)
Total fixed charges	42	40

Income before income tax benefit	125	76
Income tax benefit	(30)	(24)

Net income	155	100
Net income attributable to noncontrolling interests	—	—

Net income attributable to MidAmerican Funding member	$155	$100

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2014	2013

Net income	$155	$100

Other comprehensive income, net of tax:
Unrealized gains on available-for-sale securities, net of tax of $1 and $1	1	—
Unrealized gains on cash flow hedges, net of tax of $10 and $12	14	18
Total other comprehensive income, net of tax	15	18

Comprehensive income	170	118
Comprehensive income attributable to noncontrolling interests	—	—

Comprehensive income attributable to MidAmerican Funding member	$170	$118

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
(Amounts in millions)

	MidAmerican Funding Member's Equity
	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Noncontrolling Interests	Total Equity

Balance, December 31, 2012	$1,679	$2,669	$(24)	$27	$4,351
Net income	—	100	—	—	100
Other comprehensive income	—	—	18	—	18
Balance, March 31, 2013	$1,679	$2,769	$(6)	$27	$4,469

Balance, December 31, 2013	$1,679	$3,009	$(11)	$—	$4,677
Net income	—	155	—	—	155
Other comprehensive income	—	—	15	—	15
Balance, March 31, 2014	$1,679	$3,164	$4	$—	$4,847

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$155	$100
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	85	107
Deferred income taxes and amortization of investment tax credits	(16)	7
Changes in other assets and liabilities	12	13
Other, net	(5)	(3)
Changes in other operating assets and liabilities:
Receivables, net	(155)	(17)
Inventories	61	35
Derivative collateral, net	(32)	3
Pension and other postretirement benefit plans	—	3
Accounts payable	44	(2)
Taxes accrued	(32)	(212)
Other current assets and liabilities	(25)	(8)
Net cash flows from operating activities	92	26

Cash flows from investing activities:
Utility construction expenditures	(179)	(163)
Purchases of available-for-sale securities	(23)	(29)
Proceeds from sales of available-for-sale securities	22	26
Other, net	6	1
Net cash flows from investing activities	(174)	(165)

Cash flows from financing activities:
Net change in note payable to affiliate	2	(118)
Net cash flows from financing activities	2	(118)

Net change in cash and cash equivalents	(80)	(257)
Cash and cash equivalents at beginning of period	194	354
Cash and cash equivalents at end of period	$114	$97

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	General

MidAmerican Funding, LLC ("MidAmerican Funding") is an Iowa limited liability company with Berkshire Hathaway Energy Company ("Berkshire Hathaway Energy"), formerly known as MidAmerican Energy Holdings Company, as its sole member. Berkshire Hathaway Energy is a consolidated subsidiary of Berkshire Hathaway Inc. ("Berkshire Hathaway"). MidAmerican Funding's direct, wholly owned subsidiary is MHC Inc. ("MHC"), which constitutes substantially all of MidAmerican Funding's assets, liabilities and business activities except those related to MidAmerican Funding's long-term debt securities. MHC conducts no business other than the ownership of its subsidiaries and related corporate services. MHC's principal subsidiary is MidAmerican Energy Company ("MidAmerican Energy"), a public utility with electric and natural gas operations. Direct, wholly owned nonregulated subsidiaries of MHC are Midwest Capital Group, Inc. and MEC Construction Services Co.

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the Consolidated Financial Statements as of March 31, 2014, and for the three-month periods ended March 31, 2014 and 2013. The results of operations for the three-month period ended March 31, 2014, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in MidAmerican Funding's Annual Report on Form 10-K for the year ended December 31, 2013, describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in MidAmerican Funding's assumptions regarding significant accounting estimates and policies during the three-month period ended March 31, 2014.

Refer to Note 1 of MidAmerican Energy's Notes to Financial Statements.

(2)	New Accounting Pronouncements

Refer to Note 2 of MidAmerican Energy's Notes to Financial Statements.

(3)	Components of Accumulated Other Comprehensive Income (Loss), Net

Refer to Note 3 of MidAmerican Energy's Notes to Financial Statements.

(4)	Income Taxes

A reconciliation of the federal statutory income tax rate to MidAmerican Funding's effective income tax rate applicable to income before income tax benefit is as follows:

	Three-Month Periods
	Ended March 31,
	2014	2013

Federal statutory income tax rate	35%	35%
Income tax credits	(55)	(65)
State income tax, net of federal income tax benefit	2	(2)
Effects of ratemaking	(5)	(2)
Other, net	(1)	2
Effective income tax rate	(24)%	(32)%

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

Berkshire Hathaway includes Berkshire Hathaway Energy and subsidiaries in its United States federal income tax return. Consistent with established regulatory practice, MidAmerican Funding's and MidAmerican Energy's provisions for income taxes have been computed on a stand-alone basis, and substantially all of their currently payable or receivable income taxes are remitted to or received from Berkshire Hathaway Energy. MidAmerican Funding made net cash payments for income taxes to Berkshire Hathaway Energy totaling $- million and $160 million for the three-month periods ended March 31, 2014 and 2013, respectively.

(5)	Employee Benefit Plans

Refer to Note 5 of MidAmerican Energy's Notes to Financial Statements.

(6)	Risk Management and Hedging Activities

Refer to Note 6 of MidAmerican Energy's Notes to Financial Statements.

(7)	Fair Value Measurements

Refer to Note 7 of MidAmerican Energy's Notes to Financial Statements.

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

	As of March 31, 2014		As of December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$3,878	$4,327	$3,877	$4,245

(8)	Commitments and Contingencies

MidAmerican Funding is party to a variety of legal actions arising out of the normal course of business. Plaintiffs occasionally seek punitive or exemplary damages. MidAmerican Funding does not believe that such normal and routine litigation will have a material impact on its consolidated financial results.

Refer to Note 8 of MidAmerican Energy's Notes to Financial Statements.

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

The following tables provide information on a reportable segment basis (in millions):

	Three-Month Periods
	Ended March 31,
	2014	2013
Operating revenue:
Regulated electric	$450	$415
Regulated gas	511	315
Nonregulated energy	264	190
Other	5	1
Total operating revenue	$1,230	$921

Depreciation and amortization:
Regulated electric	$75	$98
Regulated gas	10	9
Total depreciation and amortization	$85	$107

Operating income:
Regulated electric	$83	$50
Regulated gas	58	45
Nonregulated energy	12	11
Total operating income	$153	$106

	As of
	March 31, 2014	December 31, 2013
Total assets(1):
Regulated electric	$11,813	$11,723
Regulated gas	1,305	1,285
Nonregulated energy	164	131
Other	21	28
Total assets	$13,303	$13,167

(1)	Total assets by reportable segment reflect the assignment of goodwill to applicable reporting units.

(10)	Subsequent Event

Refer to Note 10 of MidAmerican Energy's Notes to Financial Statements.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

MidAmerican Funding is an Iowa limited liability company whose sole member is Berkshire Hathaway Energy. MidAmerican Funding owns all of the outstanding common stock of MHC Inc., which owns all of the common stock of MidAmerican Energy, Midwest Capital Group, Inc. and MEC Construction Services Co. MidAmerican Energy is a public utility company headquartered in Des Moines, Iowa. MHC Inc., MidAmerican Funding and Berkshire Hathaway Energy are also headquartered in Des Moines, Iowa.

The following is management's discussion and analysis of certain significant factors that have affected the consolidated financial condition and results of operations of MidAmerican Funding and its subsidiaries and MidAmerican Energy as presented in this joint filing. Information in Management's Discussion and Analysis related to MidAmerican Energy, whether or not segregated, also relates to MidAmerican Funding. Information related to other subsidiaries of MidAmerican Funding pertains only to the discussion of the financial condition and results of operations of MidAmerican Funding. Where necessary, discussions have been segregated under the heading "MidAmerican Funding" to allow the reader to identify information applicable only to MidAmerican Funding. Explanations include management's best estimate of the impact of weather, customer growth and other factors. This discussion should be read in conjunction with the historical unaudited Financial Statements and Notes to Financial Statements in Item 1 of this Form 10-Q. MidAmerican Energy's and MidAmerican Funding's actual results in the future could differ significantly from the historical results.

Results of Operations for the First Quarter of 2014 and 2013

Overview

MidAmerican Energy -

MidAmerican Energy's earnings on common stock for the first quarter of 2014 was $157 million, an increase of $54 million, or 52%, compared to 2013 primarily due to a $23 million increase in regulated electric and gas gross margins due to higher Iowa electric retail base rates and colder temperatures in 2014, a $22 million decrease in depreciation and amortization expense due to changes in depreciation rates in 2014 and 2013, a $20 million increase in federal income tax benefits from greater recognized production tax credits, an $8 million increase in allowance for funds used during construction and a $7 million increase in nonregulated gross margin, partially offset by a $5 million increase in interest on long-term debt primarily from the issuance of $950 million of first mortgage bonds in September 2013.

MidAmerican Funding -

Net income attributable to MidAmerican Funding for the first quarter of 2014 was $155 million, an increase of $55 million, or 55%, compared to 2013 due to the changes in MidAmerican Energy's earnings discussed above.

Regulated Electric Gross Margin

A comparison of key operating results related to regulated electric gross margin is as follows:

	First Quarter
	2014	2013	Change
Gross margin (in millions):
Operating revenue	$450	$415	$35	8%
Cost of fuel, energy and capacity	146	123	23	19
Gross margin	$304	$292	$12	4

Sales (GWh):
Residential	1,867	1,726	141	8%
Small general service	1,092	1,034	58	6
Large general service	2,415	2,317	98	4
Other	413	398	15	4
Total retail	5,787	5,475	312	6
Wholesale	2,862	3,084	(222)	(7)
Total sales	8,649	8,559	90	1

Average number of retail customers (in thousands)	744	738	6	1%

Average revenue per MWh:
Retail	$62.93	$61.65	$1.28	2%
Wholesale	$26.55	$22.98	$3.57	16%

Heating degree days	3,815	3,323	492	15%

Sources of energy (GWh)(1):
Coal	4,747	4,637	110	2%
Nuclear	992	878	114	13
Natural gas	19	5	14	*
Wind and other(2)	2,341	2,219	122	5
Total energy generated	8,099	7,739	360	5
Energy purchased	814	998	(184)	(18)
Total	8,913	8,737	176	2

*	Not meaningful.

(1)	GWh amounts are net of energy used by the related generating facilities.

(2)
All or some of the renewable energy attributes associated with generation from these generating facilities may be: (a) used in future years to comply with renewable portfolio standards or other regulatory requirements or (b) sold to third parties in the form of renewable energy credits or other environmental commodities.

Electric gross margin for the first quarter of 2014 increased $12 million compared to 2013. Retail gross margin increased $16 million compared to 2013 due to $13 million predominantly from higher Iowa electric retail base rates implemented in August 2013 and a $10 million increase in retail sales volumes due to colder winter temperatures in 2014 and customer growth, partially offset by higher generation costs primarily as a result of new coal transportation agreements effective in 2013 and the timing of such cost increases recognized through inventory. Wholesale gross margin decreased $4 million compared to 2013 primarily due to a lower average margin per megawatt hour sold as a result of higher costs for generation and purchased power. Wholesale includes sales of electricity principally to markets operated by regional transmission organizations.

Regulated Gas Gross Margin

A comparison of key operating results related to regulated gas gross margin is as follows:

	First Quarter
	2014	2013	Change
Gross margin (in millions):
Operating revenue	$511	$315	$196	62%
Cost of gas sold	409	224	185	83
Gross margin	$102	$91	$11	12

Natural gas throughput (000's Dth):
Residential	29,317	24,584	4,733	19%
Small general service	14,089	11,975	2,114	18
Large general service	1,605	1,364	241	18
Other	27	22	5	23
Total retail sales	45,038	37,945	7,093	19
Wholesale sales	7,901	7,605	296	4
Total sales	52,939	45,550	7,389	16
Gas transportation service	25,783	21,988	3,795	17
Total gas throughput	78,722	67,538	11,184	17

Average number of retail customers (in thousands)	725	719	6	1%
Average revenue per retail Dth sold	$9.73	$7.33	$2.40	33%
Average cost of natural gas per retail Dth sold	$7.72	$5.17	$2.55	49%

Combined retail and wholesale average cost of natural gas per Dth sold	$7.73	$4.91	$2.82	57%

Heating degree days	3,954	3,442	512	15%

Regulated gas revenue includes purchased gas adjustment clauses through which MidAmerican Energy is allowed to recover the cost of gas sold from its retail gas utility customers. Consequently, fluctuations in the cost of gas sold do not directly affect gross margin or net income because regulated gas revenue reflects comparable fluctuations through the purchased gas adjustment clauses. For the first quarter of 2014, MidAmerican Energy's combined retail and wholesale average per-unit cost of gas sold increased 57%, resulting in an increase of $149 million in gas revenue and cost of gas sold compared to 2013. Additionally, the increase in total sales volumes compared to the first quarter of 2013 increased revenue and cost of gas sold for the first quarter of 2014. The $11 million improvement in gas gross margin for the first quarter of 2014 was due to the increase in retail sales volumes primarily as a result of colder winter temperatures in 2014.

Regulated Operating Costs and Expenses

Other operating expenses of $109 million for the first quarter of 2014 increased $3 million compared to 2013 due to higher electric distribution costs due to inclement weather and higher transmission operations, healthcare and other administrative costs, partially offset by a decrease in pension and postretirement costs.

Depreciation and amortization expense of $85 million for the first quarter of 2014 decreased $22 million compared to 2013 due to a $25 million reduction for the effect of changes in depreciation rates in 2013 and 2014, as discussed below, partially offset by an increase due to utility plant additions.

Effective January 1, 2014, MidAmerican Energy revised depreciation rates for certain electric generating facilities based on the results of its 2013 Iowa electric retail rate case. The new depreciation rates reflect longer estimated useful lives for certain generating facilities. The effect of this change was to reduce depreciation and amortization expense by $13 million for the first quarter of 2014 and $50 million annually based on depreciable plant balances at the time of the change. Additionally, in August 2013, MidAmerican Energy revised its depreciation rates for certain electric generating facilities based on the results of a new depreciation study. The new rates reflect longer estimated useful lives for wind-powered generating facilities placed in service in 2011 and 2012 and a lower accrual rate for the cost of removal regulatory liability related to coal-fueled generating facilities. The effect of this change was to reduce depreciation and amortization expense by $49 million annually, or $12 million for the first quarter of 2014, based on depreciable plant balances at the time of the change.

Nonregulated Gross Margin

MidAmerican Energy -

	First Quarter
	2014	2013	Change
Gross margin (in millions):
Nonregulated operating revenue	$264	$190	$74	39%
Nonregulated cost of sales	241	174	67	39
Nonregulated gross margin	$23	$16	$7	44

Nonregulated electric sales (GWh)	2,234	2,170	64	3%

Nonregulated gas sales (000's Dth)	11,390	10,585	805	8%

For the first quarter of 2014 compared to 2013, nonregulated operating revenue and cost of sales increased primarily due to higher prices and per-unit costs, respectively, for gas and electric sales and, to a lesser degree, the increases in volumes. Nonregulated gross margin increased due to higher income from the portion of margins on regulated gas wholesale sales retained by MidAmerican Energy and higher nonregulated gas margins, primarily from the increase in price.

MidAmerican Funding -

MidAmerican Funding's nonregulated gross margin increased $11 million for the first quarter of 2014 compared to 2013. In addition to the factors in MidAmerican Energy's discussion above, MidAmerican Funding's nonregulated gross margin increased due to a 2014 construction project at a nonregulated utility construction subsidiary.

Nonregulated Other Operating Expenses

MidAmerican Funding -

Nonregulated other operating expenses of $11 million for the first quarter of 2014 increased $5 million compared to 2013 primarily due to expenses related to a 2014 construction project at a nonregulated utility construction subsidiary.

Non-Operating Income

MidAmerican Energy -

Allowance for equity funds of $9 million for the first quarter of 2014 increased $5 million compared to 2013 due to higher construction work-in-progress balances primarily related to the installation of emissions control equipment at three of MidAmerican Energy's jointly owned generating units. Other, net of $2 million for the first quarter of 2014 decreased $2 million compared to 2013 due to lower returns from corporate-owned life insurance policies.

Fixed Charges

MidAmerican Energy -

Interest on long-term debt of $40 million for the first quarter of 2014 increased $5 million compared to 2013 due to higher interest expense from the issuance of $950 million of first mortgage bonds in September 2013, partially offset by a decrease in interest expense from the payment in December 2013 of amounts owed for the construction of wind-powered generating facilities that were deferred in 2011.

Income Tax Benefit

MidAmerican Energy -

MidAmerican Energy's income tax benefit was $29 million for the first quarter of 2014, an increase of $6 million compared to $23 million for 2013, with an effective tax rate of (23)% for 2014 and (29)% for 2013. The increase in income tax benefit for the first quarter of 2014 was due to a $20 million increase in recognized production tax credits, partially offset by higher pre-tax income. The change in the effective tax rate for the first quarter of 2014 was primarily due to higher pre-tax income, partially offset by the increase in recognized production tax credits.

Production tax credits are recognized in earnings for interim periods based on the application of an estimated annual effective tax rate to pretax earnings. Federal renewable electricity production tax credits are earned as energy from qualifying wind-powered generating facilities is produced and sold based on a per-kilowatt hour rate pursuant to the applicable federal income tax law. Wind-powered generating facilities are eligible for the credits for 10 years from the date the qualifying generating facilities are placed in service.

MidAmerican Funding -

MidAmerican Funding's income tax benefit was $30 million for the first quarter of 2014, an increase of $6 million compared to $24 million for 2013, with an effective tax rate of (24)% for 2014 and (32)% for 2013. The change in the income tax benefit and effective tax rate was due principally to the factors discussed for MidAmerican Energy.

Liquidity and Capital Resources

As of March 31, 2014, MidAmerican Energy's total net liquidity was $523 million consisting of $113 million of cash and cash equivalents and $605 million of revolving credit facilities reduced by $195 million of the revolving credit facilities reserved to support MidAmerican Energy's variable-rate tax-exempt bond obligations. As of March 31, 2014, MidAmerican Funding's total net liquidity was $528 million, including $1 million of additional cash and cash equivalents and MHC Inc.'s $4 million revolving credit facility.

Operating Activities

MidAmerican Energy's net cash flows from operating activities for the three-month periods ended March 31, 2014 and 2013, were $96 million and $32 million, respectively. MidAmerican Funding's net cash flows from operating activities for the three-month periods ended March 31, 2014 and 2013, were $92 million and $26 million, respectively. The increases were due to the timing of income tax cash flows with Berkshire Hathaway Energy, which reflect the payment in 2013 of $159 million of income tax liability generated in 2012, partially offset by greater collateral requirements related to derivative positions, a reduction in cash flows from regulated margins and operating expenses due primarily to timing and higher interest paid as a result of the issuance of long-term debt in September 2013. The timing of MidAmerican Energy's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods and assumptions for each payment date. MidAmerican Energy currently anticipates its income tax cash flows for 2014 to remain favorable compared to 2013 due to the timing difference noted above.

Investing Activities

MidAmerican Energy's net cash flows from investing activities for the three-month periods ended March 31, 2014 and 2013, were $(177) million and $(165) million, respectively. MidAmerican Funding's net cash flows from investing activities for the three-month periods ended March 31, 2014 and 2013, were $(174) million and $(165) million, respectively. Net cash flows from investing activities consist almost entirely of utility construction expenditures, which increased for 2014 principally due to expenditures for the construction of wind-powered generating facilities and Multi-Value transmission projects. Purchases and proceeds related to available-for-sale securities consist of activity within the Quad Cities Generating Station nuclear decommissioning trust.

Financing Activities

MidAmerican Energy's net cash flows from financing activities for the three-month periods ended March 31, 2014 and 2013 were $- million and $(125) million, respectively. MidAmerican Funding's net cash flows from financing activities for the three-month periods ended March 31, 2014 and 2013, were $2 million and $(118) million, respectively. In January 2013, MidAmerican Energy paid common dividends of $125 million to MHC Inc. MidAmerican Funding received $2 million in 2014 and paid $118 million in 2013 through its note payable with Berkshire Hathaway Energy.

Long-Term Debt Activity

In April 2014, MidAmerican Energy issued $150 million of its 2.40% First Mortgage Bonds due March 2019, $300 million of its 3.50% First Mortgage Bonds due October 2024 and $400 million of its 4.40% First Mortgage Bonds due October 2044. The net proceeds will be used for the optional redemption in May 2014 of $350 million of MidAmerican Energy's 4.65% Senior Notes due October 2014 and for general corporate purposes.

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

Including the effect of the issuance of $850 million of first mortgage bonds in April 2014, MidAmerican Energy currently has an effective registration statement with the United States Securities and Exchange Commission to issue up to $800 million of long-term debt securities through November 12, 2016. Additionally, MidAmerican Energy has authorization from the FERC to issue through December 30, 2015, long-term securities totaling up to $75 million at interest rates not to exceed the applicable United States Treasury rate plus a spread of 175 basis points. MidAmerican Energy has authorization from the Illinois Commerce Commission to issue up to an aggregate of $800 million of additional long-term debt securities, of which $50 million expires December 19, 2015, and $750 million expires December 9, 2016.

In conjunction with the March 1999 merger, MidAmerican Energy committed to the IUB to use commercially reasonable efforts to maintain an investment grade rating on its long-term debt and to maintain its common equity level above 42% of total capitalization unless circumstances beyond its control result in the common equity level decreasing to below 39% of total capitalization. MidAmerican Energy must seek the approval of the IUB of a reasonable utility capital structure if MidAmerican Energy's common equity level decreases below 42% of total capitalization, unless the decrease is beyond the control of MidAmerican Energy. MidAmerican Energy is also required to seek the approval of the IUB if MidAmerican Energy's equity level decreases to below 39%, even if the decrease is due to circumstances beyond the control of MidAmerican Energy. If MidAmerican Energy's common equity level were to drop below the required thresholds, MidAmerican Energy's ability to issue debt could be restricted. As of March 31, 2014, MidAmerican Energy's common equity ratio was 52% computed on a basis consistent with its commitment.

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

MidAmerican Energy's forecasted utility construction expenditures, which exclude amounts for non-cash equity AFUDC and other non-cash items, are approximately $1.5 billion for 2014 and include:

•
$661 million for the construction of 1,006 MW (nominal ratings) of wind-powered generating facilities expected to be placed in service in 2014 and 2015. MidAmerican Energy continues to evaluate additional cost effective wind-powered generation.

•
$154 million for Multi-Value Projects approved by the Midcontinent Independent System Operator, Inc. for the construction of 245 miles of 345 kV transmission line located in Iowa and Illinois, with expenditures predominantly in 2014 to 2016.

•
$97 million for emissions control equipment, primarily at George Neal Energy Center Units 3 and Ottumwa Generating Station to meet air quality targets, including the reduction of sulfur dioxide, nitrogen oxides and particulate matter emissions.

•	Remaining costs primarily relate to routine expenditures for transmission, distribution, generation and other infrastructure needed to serve existing and expected demand.

MidAmerican Energy has implemented a planning process that forecasts the site-specific controls and actions that may be required at generating facilities operated by MidAmerican Energy in order to meet emissions reductions as promulgated by the EPA. The plan, which under Iowa law must be filed with and approved by the IUB and updated every two years, is designed to effectively manage MidAmerican Energy's expenditures required to comply with emissions standards. In April 2014, MidAmerican Energy submitted to the IUB an updated plan that estimated the cost of capital expenditures for emission control equipment included in the plan for compliance with current air quality requirements would total $100 million for 2014 through 2016 and consist primarily of expenditures at George Neal Energy Center Units 3. Estimates of environmental capital and operating requirements may change significantly at any time as a result of, among other factors, changes in related regulations, prices of products used to meet the requirements and management's strategies for achieving compliance with the regulations.

Contractual Obligations

As of March 31, 2014, there have been no material changes outside the normal course of business in MidAmerican Energy's and MidAmerican Funding's contractual obligations from the information provided in Item 7 of their Annual Report on Form 10‑K for the year ended December 31, 2013. As discussed in "Long-Term Debt Activity" above, MidAmerican Energy issued $850 million of first mortgage bonds in April 2014.

Regulatory Matters

In March 2014, the IUB issued an order approving, with modifications, a non-unanimous settlement agreement among MidAmerican Energy, the Iowa Office of Consumer Advocate and environmental parties. The IUB order allows MidAmerican Energy to increase its base rates over approximately three years and will result in equal annualized increases in revenues of $45 million, or 3.6% over 2012, effective August 2013 and again on January 1, 2015 and 2016, for a total annualized increase of $135 million when fully implemented. In addition to an increase in base rates, the order approves the implementation of two adjustment clauses. One clause relates to retail energy production costs such as fuel, fuel transportation and the impacts of the production tax credit. The second clause relates to certain electric transmission charges. The adjustment clauses provide for contemporaneous recovery of these costs from customers based on MidAmerican Energy's forecasted annual costs, with the variance between actual and forecasted costs to be recovered or credited in the following year. The order also equalizes rates among MidAmerican Energy's current three pricing zones over a ten-year period. Rate equalization adjustments are revenue-neutral for MidAmerican Energy. The parties to the settlement agreement also agree not to seek or support an increase or decrease in the final base rates to become effective prior to January 1, 2018, unless MidAmerican Energy projects its return on equity for 2015, 2016 or 2017 to be below 10%. The IUB order also approves a revenue sharing mechanism that shares with MidAmerican Energy's customers 80% of revenues related to equity returns above 11% and 100% of revenues related to equity returns above 14%. In April 2014, a number of the industrial intervenors sought rehearing on certain issues in the IUB order. The IUB has granted rehearing for the purpose of reconsideration and established a briefing schedule. Until the IUB rules on these matters, which is anticipated in the second quarter of 2014, interim rates remain in effect.

Environmental Laws and Regulations

MidAmerican Energy is subject to federal, state and local laws and regulations regarding air and water quality, emissions performance standards, climate change, coal combustion byproduct disposal, hazardous and solid waste disposal, protected species and other environmental matters that have the potential to impact its current and future operations. In addition to imposing continuing compliance obligations, these laws and regulations provide regulators with the authority to levy substantial penalties for noncompliance including fines, injunctive relief and other sanctions. These laws and regulations are administered by the EPA and various state and local agencies. MidAmerican Energy believes it is in material compliance with all applicable laws and regulations, although many are subject to interpretation that may ultimately be resolved by the courts. Refer to "Liquidity and Capital Resources" for discussion of MidAmerican Energy's forecasted environmental-related capital expenditures. The discussion below contains material developments to those matters disclosed in Item 7 of MidAmerican Energy's and MidAmerican Funding's Annual Report on Form 10‑K for the year ended December 31, 2013.

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

Mercury and Air Toxics Standards

The Clean Air Mercury Rule ("CAMR"), issued by the EPA in March 2005, was the United States' first attempt to regulate mercury emissions from coal-fueled generating facilities through the use of a market-based cap-and-trade system. The CAMR, which mandated emissions reductions of approximately 70% by 2018, was overturned by the United States Court of Appeals for the District of Columbia Circuit ("D.C. Circuit") in February 2008. In March 2011, the EPA proposed a new rule that would require coal-fueled generating facilities to reduce mercury emissions and other hazardous air pollutants through the establishment of "Maximum Achievable Control Technology" standards rather than a cap-and-trade system. The final rule, Mercury and Air Toxics Standards ("MATS"), was published in the Federal Register in February 2012, with an effective date of April 16, 2012, and requires that new and existing coal-fueled generating facilities achieve emission standards for mercury, acid gases and other non-mercury hazardous air pollutants. Existing sources are required to comply with the new standards by April 16, 2015. Individual sources may be granted up to one additional year, at the discretion of the Title V permitting authority, to complete installation of controls or for transmission system reliability reasons. MidAmerican Energy believes that its emissions reduction projects completed to date or currently permitted or planned for installation, including scrubbers, baghouses and electrostatic precipitators, are consistent with the EPA's MATS and will support MidAmerican Energy's ability to comply with the final rule's standards for acid gases and non-mercury metallic hazardous air pollutants. MidAmerican Energy will be required to take additional actions to reduce mercury emissions through the installation of controls or use of sorbent injection at certain of its coal-fueled generating facilities and otherwise comply with the final rule's standards, which may include retiring certain units.

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

Incremental costs to install and maintain emissions control equipment at MidAmerican Energy's coal-fueled generating facilities and any requirement to shut down what have traditionally been low cost coal-fueled generating facilities will likely increase the cost of providing service to customers. In addition, numerous lawsuits were filed against the MATS in the D.C. Circuit. In April 2014, the D.C. Circuit upheld the MATS requirements.

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

In December 2011, the D.C. Circuit issued a stay on the implementation of the CSAPR pending consideration of several petitions for review before the court, which were ultimately decided in August 2012, when the D.C. Circuit vacated the CSAPR in a 2-1 decision after it determined that the CSAPR exceeded the EPA's statutory authority. In a petition filed in October 2012, the EPA sought a full review of the CSAPR ruling by the entire D.C. Circuit. In January 2013, the D.C. Circuit denied the request. The case was appealed to the United States Supreme Court where oral arguments were heard in December 2013. The United States Supreme Court issued its decision April 29, 2014, upholding the 2011 CSAPR and reversing the D.C. Circuit's ruling, concluding that the EPA's allocation of emissions reductions in upwind states permissibly considered the cost-effectiveness of achieving downwind attainment and that the EPA has authority under the Clean Air Act to impose federal implementation plans immediately after disapproving state implementation plans. The United States Supreme Court remanded the case to the D.C. Circuit for further action. The rule is currently stayed by the D.C. Circuit. It is anticipated the D.C. Circuit will make a determination on when and how the stay is lifted and what the future compliance dates should be.

MidAmerican Energy has installed or is in the process of installing emissions controls at some of its coal-fueled generating facilities to comply with the CAIR and may purchase nitrogen oxides and sulfur dioxide emissions credits for emissions in excess of allocated allowances. The cost of these credits is subject to market conditions at the time of purchase and historically has not been material. The full impact of the United States Supreme Court's decision on CSAPR cannot be determined until further action by the D.C. Circuit and implementation of CSAPR or an alternative rule by the EPA. However, MidAmerican Energy believes that the controls installed to date are consistent with the reductions to be achieved from implementation of such a rule.

MidAmerican Energy operates natural gas-fueled generating facilities in Iowa, which are subject to the CSAPR. However, the provisions are not anticipated to have a material impact on MidAmerican Energy.

Water Quality Standards

The federal Water Pollution Control Act ("Clean Water Act") establishes the framework for maintaining and improving water quality in the United States through a program that regulates, among other things, discharges to and withdrawals from waterways. The Clean Water Act requires that cooling water intake structures reflect the "best technology available for minimizing adverse environmental impact" to aquatic organisms. In July 2004, the EPA established significant new technology-based performance standards for existing electricity generating facilities that take in more than 50 million gallons of water per day. These rules were aimed at minimizing the adverse environmental impacts of cooling water intake structures by reducing the number of aquatic organisms lost as a result of water withdrawals. In response to a legal challenge to the rule, in January 2007, the United States Court of Appeals for the Second Circuit ("Second Circuit") remanded almost all aspects of the rule to the EPA, without addressing whether companies with cooling water intake structures were required to comply with these requirements. On appeal from the Second Circuit, in April 2009, the United States Supreme Court ruled that the EPA permissibly relied on a cost-benefit analysis in setting the national performance standards regarding "best technology available for minimizing adverse environmental impact" at cooling water intake structures and in providing for cost-benefit variances from those standards as part of the §316(b) Clean Water Act Phase II regulations. The United States Supreme Court remanded the case back to the Second Circuit to conduct further proceedings consistent with its opinion.

In March 2011, the EPA released a proposed rule under §316(b) of the Clean Water Act to regulate cooling water intakes at existing facilities. The proposed rule establishes requirements for all power generating facilities that withdraw more than two million gallons per day, based on total design intake capacity, of water from waters of the United States and use at least 25% of the withdrawn water exclusively for cooling purposes. All of MidAmerican Energy's coal-fueled generating facilities, except Louisa, Ottumwa and Walter Scott, Jr. Unit 4, which have water cooling towers, withdraw more than two million gallons per day of water from waters of the United States for once-through cooling applications. The proposed rule includes impingement (i.e., when fish and other organisms are trapped against screens when water is drawn into a facility's cooling system) mortality standards to be met through average impingement mortality or intake velocity design criteria and entrainment (i.e., when organisms are drawn into the facility) standards to be determined on a case-by-case basis. The standards are required to be met as soon as possible after the effective date of the final rule, but no later than eight years thereafter. While the rule was required to be finalized by the EPA by July 2012, the deadline for finalizing the rule was extended to June 2013 and then again to January 2014. While the EPA expected the final rule to be published in April 2014, the final rule is now scheduled to be released May 16, 2014. Until the final rule is released, it cannot be determined when MidAmerican Energy's generating facilities impacted by the final rule will be required to complete impingement and entrainment studies to assess compliance options. The costs of compliance with the cooling water intake structure rule cannot be determined until the rule is final and the prescribed studies are conducted. In the event that MidAmerican Energy's existing intake structures require modification, the costs are not anticipated to be significant to its financial statements.

In June 2013, the EPA published proposed effluent limitation guidelines and standards for the steam electric power generating sector. These guidelines, which had not been revised since 1982, were revised in response to the EPA's concerns that the addition of controls for air emissions have changed the effluent discharged from coal- and natural gas-fueled generating facilities. While the EPA expected the final rule to be published in May 2014, the final rule is now scheduled for release by September 30, 2015. It is likely that the new guidelines will impose more stringent limits on wastewater discharges from coal-fueled generating facilities and ash and scrubber ponds. However, until the revised guidelines are finalized, MidAmerican Energy cannot predict the impact on its generating facilities.

Collateral and Contingent Features

Debt securities of MidAmerican Energy are rated by credit rating agencies. Assigned credit ratings are based on each rating agency's assessment of MidAmerican Energy's ability to, in general, meet the obligations of its issued debt securities. The credit ratings are not a recommendation to buy, sell or hold securities, and there is no assurance that a particular credit rating will continue for any given period of time. As of March 31, 2014, MidAmerican Energy's credit ratings for its senior secured debt and its issuer credit ratings for senior unsecured debt from the three recognized credit rating agencies were investment grade.

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

In accordance with industry practice, certain wholesale agreements, including derivative contracts, contain credit support provisions that in part base MidAmerican Energy's collateral requirements on its credit ratings for senior unsecured debt as reported by one or more of the three recognized credit rating agencies. These agreements may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance," or in some cases terminate the contract, in the event of a material adverse change in MidAmerican Energy's creditworthiness. These rights can vary by contract and by counterparty. If all credit-risk-related contingent features or adequate assurance provisions for these agreements had been triggered as of March 31, 2014, MidAmerican Energy would have been required to post $230 million of additional collateral. MidAmerican Energy's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors. Refer to Note 6 of Notes to Financial Statements in Item 1 of this Form 10-Q for a discussion of MidAmerican Energy's collateral requirements specific to its derivative contracts.

New Accounting Pronouncements

For a discussion of new accounting pronouncements affecting MidAmerican Energy and MidAmerican Funding, refer to Note 2 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q.

Critical Accounting Estimates

Certain accounting measurements require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized on the Consolidated Financial Statements based on such estimates involve numerous assumptions subject to varying and potentially significant degrees of judgment and uncertainty and will likely change in the future as additional information becomes available. Estimates are used for, but not limited to, the accounting for the effects of certain types of regulation, derivatives, impairment of goodwill and long-lived assets, pension and other postretirement benefits, income taxes and revenue recognition - unbilled revenue. For additional discussion of MidAmerican Energy's and MidAmerican Funding's critical accounting estimates, see Item 7 of their Annual Report on Form 10-K for the year ended December 31, 2013. There have been no significant changes in MidAmerican Energy's and MidAmerican Funding's assumptions regarding critical accounting estimates since December 31, 2013.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting MidAmerican Energy and MidAmerican Funding, see Item 7A of their Annual Report on Form 10-K for the year ended December 31, 2013. MidAmerican Energy's and MidAmerican Funding's exposure to market risk and their management of such risk has not changed materially since December 31, 2013. Refer to Note 6 of Notes to Financial Statements in Item 1 of this Form 10-Q for disclosure of MidAmerican Energy's derivative positions as of March 31, 2014.

Item 4.	Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, the Company (MidAmerican Energy or MidAmerican Funding, as applicable) carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, the Company's management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms, and is accumulated and communicated to management, including the Company's Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company's internal control over financial reporting during the quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There has been no material change to MidAmerican Funding's or MidAmerican Energy's risk factors from those disclosed in Item 1A of their Annual Report on Form 10-K for the year ended December 31, 2013.

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

MIDAMERICAN FUNDING, LLC
MIDAMERICAN ENERGY COMPANY
(Registrants)

Date: May 2, 2014	/s/ Thomas B. Specketer
Thomas B. Specketer
Vice President and Controller
of MidAmerican Funding, LLC
and Vice President and Chief Financial Officer
of MidAmerican Energy Company
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

MidAmerican Energy

15.1	Awareness Letter of Deloitte & Touche LLP

31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
MidAmerican Funding

31.3	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.3	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
MidAmerican Energy and MidAmerican Funding

4.1
Amendment No. 1 to the First Supplemental Indenture, dated as of April 3, 2014, by and between MidAmerican Energy Company and The Bank of New York Mellon Trust Company, N.A., to MidAmerican Energy Company's Indenture dated as of September 9, 2013 (incorporated by reference to Exhibit 4.1 to the MidAmerican Energy Company Current Report on Form 8-K dated April 3, 2014).

4.2
Second Supplemental Indenture, dated as of April 3, 2014, by and between MidAmerican Energy Company and The Bank of New York Mellon Trust Company, N.A., to MidAmerican Energy Company's Indenture dated as of September 9, 2013 (incorporated by reference to Exhibit 4.2 to the MidAmerican Energy Company Current Report on Form 8-K dated April 3, 2014).

101
The following financial information from MidAmerican Energy's and MidAmerican Funding's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, is formatted in XBRL (eXtensible Business Reporting Language) and included herein: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged in summary and detail.