Form 10-Q
period 2014-06-30
MIDAMERICAN ENERGY CO; MIDAMERICAN FUNDING LLC
filed 2014-08-01
CIK 928576, 1098296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

or

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
Yes  ☐            No  ☒

All of the member's equity of MidAmerican Funding, LLC was held by its parent company, Berkshire Hathaway Energy Company, as of July 31, 2014.

All common stock of MidAmerican Energy Company is held by its parent company, MHC Inc., which is a direct, wholly owned subsidiary of MidAmerican Funding, LLC. As of July 31, 2014, 70,980,203 shares of MidAmerican Energy Company common stock, without par value, were outstanding.

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

Companies
BHE	Berkshire Hathaway Energy Company
MidAmerican Funding	MidAmerican Funding, LLC
MidAmerican Energy	MidAmerican Energy Company
Berkshire Hathaway	Berkshire Hathaway Inc. and its subsidiaries

Certain Industry Terms
AFUDC	Allowance for Funds Used During Construction
DSM	Demand-side Management
Dth	Decatherms
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
GWh	Gigawatt Hours
IUB	Iowa Utilities Board
MW	Megawatts
MWh	Megawatt Hours

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
Des Moines, Iowa

We have reviewed the accompanying balance sheet of MidAmerican Energy Company (the "Company") as of June 30, 2014, and the related statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2014 and 2013, and of changes in equity and cash flows for the six-month periods ended June 30, 2014 and 2013. These interim financial statements are the responsibility of the Company's management.

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

/s/ Deloitte & Touche LLP

Des Moines, Iowa
August 1, 2014

MIDAMERICAN ENERGY COMPANY
BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	June 30, 2014	December 31, 2013
ASSETS
Utility plant, net:
Electric	$12,189	$11,936
Gas	1,385	1,365
Gross utility plant in service	13,574	13,301
Accumulated depreciation and amortization	(4,820)	(4,710)
Utility plant in service, net	8,754	8,591
Construction work in progress	897	737
Total utility plant, net	9,651	9,328
Current assets:
Cash and cash equivalents	647	194
Receivables, net	435	454
Income taxes receivable	17	50
Inventories	179	229
Other	88	64
Total current assets	1,366	991
Other assets:
Regulatory assets	835	748
Investments and nonregulated property, net	616	598
Other	219	204
Total other assets	1,670	1,550
Total assets	$12,687	$11,869
CAPITALIZATION AND LIABILITIES
Capitalization:
MidAmerican Energy common shareholder's equity	$4,058	$3,845
Long-term debt, excluding current portion	4,053	3,202
Total capitalization	8,111	7,047
Current liabilities:
Current portion of long-term debt	—	350
Accounts payable	388	368
Taxes accrued	121	118
Interest accrued	41	37
Other	106	97
Total current liabilities	656	970
Other liabilities:
Deferred income taxes	2,380	2,294
Asset retirement obligations	440	430
Regulatory liabilities	879	875
Other	221	253
Total other liabilities	3,920	3,852
Total capitalization and liabilities	$12,687	$11,869

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
Operating revenue:
Regulated electric	$426	$411	$876	$826
Regulated gas	136	142	647	457
Nonregulated	207	204	471	394
Total operating revenue	769	757	1,994	1,677

Operating costs and expenses:
Regulated:
Cost of fuel, energy and capacity	120	114	266	237
Cost of gas sold	83	88	492	312
Other operating expenses	123	111	232	217
Maintenance	77	70	121	115
Depreciation and amortization	85	104	170	211
Property and other taxes	29	30	61	60
Total regulated operating costs and expenses	517	517	1,342	1,152
Nonregulated:
Cost of sales	194	190	435	364
Other	7	7	13	12
Total nonregulated operating costs and expenses	201	197	448	376
Total operating costs and expenses	718	714	1,790	1,528

Operating income	51	43	204	149

Non-operating income:
Interest income	1	1	1	1
Allowance for equity funds	10	4	19	8
Other, net	3	3	5	7
Total non-operating income	14	8	25	16

Fixed charges:
Interest on long-term debt	45	35	85	70
Other interest expense	1	1	1	1
Allowance for borrowed funds	(4)	(2)	(8)	(3)
Total fixed charges	42	34	78	68

Income before income tax benefit	23	17	151	97
Income tax benefit	(9)	(7)	(38)	(30)

Net income	32	24	189	127
Preferred dividends	—	1	—	1

Earnings on common stock	$32	$23	$189	$126

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in millions)

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013

Net income	$32	$24	$189	$127

Other comprehensive income (loss), net of tax:
Unrealized gains on available-for-sale securities, net of tax of $-, $-, $1 and $1	—	—	1	—
Unrealized gains (losses) on cash flow hedges, net of tax of $6, $(10), $16 and $2	9	(14)	23	4
Total other comprehensive income (loss), net of tax	9	(14)	24	4

Comprehensive income	$41	$10	$213	$131

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF CHANGES IN EQUITY (Unaudited)
(Amounts in millions)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Preferred Securities	Total Equity

Balance, December 31, 2012	$562	$3,070	$(24)	$27	$3,635
Net income	—	127	—	—	127
Other comprehensive income	—	—	4	—	4
Redemption of preferred securities	(1)	—	—	(27)	(28)
Common dividends	—	(125)	—	—	(125)
Balance, June 30, 2013	$561	$3,072	$(20)	$—	$3,613

Balance, December 31, 2013	$561	$3,295	$(11)	$—	$3,845
Net income	—	189	—	—	189
Other comprehensive income	—	—	24	—	24
Balance, June 30, 2014	$561	$3,484	$13	$—	$4,058

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Six-Month Periods
	Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$189	$127
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	170	211
Deferred income taxes and amortization of investment tax credits	17	16
Changes in other assets and liabilities	22	28
Other, net	(29)	1
Changes in other operating assets and liabilities:
Receivables, net	(1)	32
Inventories	50	24
Derivative collateral, net	(47)	5
Pension and other postretirement benefit plans	(1)	4
Accounts payable	(22)	(35)
Taxes accrued	34	(133)
Other current assets and liabilities	18	22
Net cash flows from operating activities	400	302

Cash flows from investing activities:
Utility construction expenditures	(432)	(327)
Purchases of available-for-sale securities	(47)	(44)
Proceeds from sales of available-for-sale securities	44	37
Other, net	4	17
Net cash flows from investing activities	(431)	(317)

Cash flows from financing activities:
Dividends	—	(125)
Proceeds from long-term debt	847	—
Repayments of long-term debt	(356)	—
Redemption of preferred securities	—	(28)
Other, net	(7)	—
Net cash flows from financing activities	484	(153)

Net change in cash and cash equivalents	453	(168)
Cash and cash equivalents at beginning of period	194	354
Cash and cash equivalents at end of period	$647	$186

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

(1)	General

MidAmerican Energy Company ("MidAmerican Energy") is a public utility with electric and natural gas operations and is the principal subsidiary of MHC Inc. ("MHC"). MHC is a holding company that conducts no business other than the ownership of its subsidiaries and related corporate services. MHC's nonregulated subsidiaries include Midwest Capital Group, Inc. and MEC Construction Services Co. MHC is the direct, wholly owned subsidiary of MidAmerican Funding, LLC ("MidAmerican Funding"), which is an Iowa limited liability company with Berkshire Hathaway Energy Company ("BHE") as its sole member. BHE is a consolidated subsidiary of Berkshire Hathaway Inc. ("Berkshire Hathaway").

The unaudited Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Financial Statements as of June 30, 2014, and for the three- and six-month periods ended June 30, 2014 and 2013. The results of operations for the three- and six-month periods ended June 30, 2014, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Financial Statements. Note 2 of Notes to Financial Statements included in MidAmerican Energy's Annual Report on Form 10-K for the year ended December 31, 2013, describes the most significant accounting policies used in the preparation of the unaudited Financial Statements. There have been no significant changes in MidAmerican Energy's assumptions regarding significant accounting estimates and policies during the six-month period ended June 30, 2014.

Utility Plant Depreciation Rates

Effective January 1, 2014, MidAmerican Energy revised depreciation rates for certain electric generating facilities based on the results of its 2013 Iowa electric retail rate case. The new depreciation rates reflect longer estimated useful lives for certain generating facilities. The effect of this change was to reduce depreciation and amortization expense by $50 million annually, or $12 million and $25 million for the three- and six-month periods ended June 30, 2014, respectively, based on depreciable plant balances at the time of the change. In August 2013, MidAmerican Energy revised its depreciation rates for certain electric generating facilities based on the results of a new depreciation study. The new rates reflect longer estimated useful lives for wind-powered generating facilities placed in service in 2011 and 2012 and a lower accrual rate for the cost of removal regulatory liability related to coal-fueled generating facilities. The effect of this change was to reduce depreciation and amortization expense by $49 million annually, or $12 million and $24 million for the three- and six-month periods ended June 30, 2014, respectively, based on depreciable plant balances at the time of the change.

(2)	New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, which creates FASB Accounting Standards Codification ("ASC") Topic 606, "Revenue from Contracts with Customers" and supersedes ASC Topic 605, "Revenue Recognition." The guidance replaces industry-specific guidance and establishes a single five-step model to identify and recognize revenue. The core principle of the guidance is that an entity should recognize revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires the entity to disclose further quantitative and qualitative information regarding the nature and amount of revenues arising from contracts with customers, as well as other information about the significant judgments and estimates used in recognizing revenues from contracts with customers. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016. Early application is not permitted. This guidance may be adopted retrospectively or under a modified retrospective method where the cumulative effect is recognized at the date of initial application. MidAmerican Energy is currently evaluating the impact of adopting this guidance on its Financial Statements and disclosures included within Notes to Financial Statements.

In February 2013, the FASB issued ASU No. 2013-04, which amends FASB ASC Topic 405, "Liabilities." The amendments in this guidance require an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date as the amount the reporting entity agreed to pay plus any additional amounts the reporting entity expects to pay on behalf of its co-obligor. Additionally, the guidance requires the entity to disclose the nature and amount of the obligation, as well as other information about those obligations. This guidance is effective for interim and annual reporting periods beginning after December 15, 2013. MidAmerican Energy adopted this guidance on January 1, 2014. The adoption of this guidance did not have a material impact on MidAmerican Energy's disclosures included within Notes to Financial Statements.

(3)	Components of Accumulated Other Comprehensive Income (Loss), Net

The following table shows the change in accumulated other comprehensive income (loss), net ("AOCI") by each component of other comprehensive income, net of applicable income taxes (in millions):

	Unrealized	Unrealized	Accumulated
	Losses on	(Losses) Gains	Other
	Available-For-Sale	on Cash Flow	Comprehensive
	Securities	Hedges	Income (Loss), Net

Balance, December 31, 2012	$(5)	$(19)	$(24)
Other comprehensive income	—	4	4
Balance, June 30, 2013	$(5)	$(15)	$(20)

Balance, December 31, 2013	$(4)	$(7)	$(11)
Other comprehensive income	1	23	24
Balance, June 30, 2014	$(3)	$16	$13

For information regarding cash flow hedge reclassifications from AOCI to net income in their entirety, refer to Note 7.

(4)	Recent Financing Transactions

In April 2014, MidAmerican Energy issued $150 million of its 2.40% First Mortgage Bonds due March 2019, $300 million of its 3.50% First Mortgage Bonds due October 2024 and $400 million of its 4.40% First Mortgage Bonds due October 2044. The net proceeds were used for the optional redemption in May 2014 of $350 million of MidAmerican Energy's 4.65% Senior Notes due October 2014 and for general corporate purposes.

(5)	Income Taxes

A reconciliation of the federal statutory income tax rate to MidAmerican Energy's effective income tax rate applicable to income before income tax benefit is as follows:

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013

Federal statutory income tax rate	35%	35%	35%	35%
Income tax credits	(62)	(57)	(55)	(60)
State income tax, net of federal income tax benefit	(3)	(4)	1	(2)
Effects of ratemaking	(8)	(15)	(5)	(4)
Other, net	(1)	—	(1)	—
Effective income tax rate	(39)%	(41)%	(25)%	(31)%

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

Berkshire Hathaway includes BHE and subsidiaries in its United States federal income tax return. Consistent with established regulatory practice, MidAmerican Energy's provision for income taxes has been computed on a stand-alone basis, and substantially all of its currently payable or receivable income taxes are remitted to or received from BHE. MidAmerican Energy received net cash receipts for income taxes from BHE totaling $86 million for the six-month period ended June 30, 2014, and made net cash payments for income taxes to BHE totaling $89 million for the six-month period ended June 30, 2013.

(6)	Employee Benefit Plans

MidAmerican Energy sponsors a noncontributory defined benefit pension plan covering a majority of all employees of BHE and its domestic energy subsidiaries other than PacifiCorp and NV Energy, Inc. MidAmerican Energy also sponsors certain postretirement healthcare and life insurance benefits covering substantially all retired employees of BHE and its domestic energy subsidiaries other than PacifiCorp and NV Energy, Inc. Net periodic benefit cost for the plans of MidAmerican Energy and the aforementioned affiliates included the following components (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
Pension:
Service cost	$4	$4	$7	$9
Interest cost	9	8	18	16
Expected return on plan assets	(12)	(11)	(23)	(22)
Net amortization	—	2	1	5
Net periodic benefit cost	$1	$3	$3	$8

Other postretirement:
Service cost	$2	$1	$3	$2
Interest cost	3	2	5	4
Expected return on plan assets	(4)	(4)	(7)	(7)
Net amortization	(1)	—	(2)	(1)
Net periodic benefit cost (benefit)	$—	$(1)	$(1)	$(2)

Employer contributions to the pension and other postretirement benefit plans are expected to be $8 million and $1 million, respectively, during 2014. As of June 30, 2014, $4 million and $- million of contributions had been made to the pension and other postretirement benefit plans, respectively.

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

The following table, which reflects master netting arrangements and excludes contracts that have been designated as normal under the normal purchases or normal sales exception afforded by GAAP, summarizes the fair value of MidAmerican Energy's derivative contracts, on a gross basis, and reconciles those amounts to the amounts presented on a net basis on the Balance Sheets (in millions):

	Current Assets - Other	Other Assets - Other	Current Liabilities - Other	Other Liabilities - Other	Total
As of June 30, 2014:
Not designated as hedging contracts(1):
Commodity assets	$—	$1	$37	$1	$39
Commodity liabilities	(1)	(1)	(79)	(5)	(86)
Total	(1)	—	(42)	(4)	(47)

Designated as hedging contracts:
Commodity assets	21	9	2	1	33
Commodity liabilities	(1)	(3)	(1)	(1)	(6)
Total	20	6	1	—	27

Total derivatives	19	6	(41)	(4)	(20)
Cash collateral receivable	(1)	—	36	3	38
Total derivatives - net basis	$18	$6	$(5)	$(1)	$18

	Current Assets - Other	Other Assets - Other	Current Liabilities - Other	Other Liabilities - Other	Total
As of December 31, 2013:
Not designated as hedging contracts(1):
Commodity assets	$3	$3	$16	$1	$23
Commodity liabilities	(1)	(1)	(32)	(6)	(40)
Total	2	2	(16)	(5)	(17)

Designated as hedging contracts:
Commodity assets	1	—	1	—	2
Commodity liabilities	(1)	—	(5)	(6)	(12)
Total	—	—	(4)	(6)	(10)

Total derivatives	2	2	(20)	(11)	(27)
Cash collateral receivable	(2)	—	1	1	—
Total derivatives - net basis	$—	$2	$(19)	$(10)	$(27)

(1)
MidAmerican Energy's commodity derivatives not designated as hedging contracts are generally included in regulated rates, and as of June 30, 2014 and December 31, 2013, a net regulatory asset of $48 million and $10 million, respectively, was recorded related to the net derivative liability of $47 million and $17 million, respectively.

Not Designated as Hedging Contracts

The following table reconciles the beginning and ending balances of MidAmerican Energy's net regulatory assets and summarizes the pre-tax gains and losses on commodity derivative contracts recognized in net regulatory assets, as well as amounts reclassified to earnings (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013

Beginning balance	$32	$24	$10	$45
Changes in fair value recognized in net regulatory assets	20	1	62	—
Net (losses) gains reclassified to operating revenue	(5)	—	(24)	3
Net gains (losses) reclassified to cost of gas sold	1	(2)	—	(25)
Ending balance	$48	$23	$48	$23

The following table summarizes the pre-tax gains (losses) included on the Statements of Operations associated with MidAmerican Energy's commodity derivative contracts not designated as hedging contracts and not recorded as a net regulatory asset or liability (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013

Nonregulated operating revenue	$1	$3	$(8)	$1
Nonregulated cost of sales	—	(3)	21	—
Total	$1	$—	$13	$1

Designated as Hedging Contracts

MidAmerican Energy uses commodity derivative contracts accounted for as cash flow hedges to hedge electricity and natural gas commodity prices for delivery to nonregulated customers. The following table reconciles the beginning and ending balances of MidAmerican Energy's accumulated other comprehensive (income) loss (pre-tax) and summarizes pre-tax gains and losses on commodity derivative contracts designated and qualifying as cash flow hedges recognized in other comprehensive income ("OCI"), as well as amounts reclassified to earnings (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013

Beginning balance	$(13)	$2	$11	$32
Changes in fair value recognized in OCI	(21)	25	(79)	—
Net gains (losses) reclassified to nonregulated cost of sales	6	(1)	40	(6)
Ending balance	$(28)	$26	$(28)	$26

Realized gains and losses on hedges and hedge ineffectiveness are recognized in income as nonregulated operating revenue or nonregulated cost of sales depending upon the nature of the item being hedged. For the three- and six-month periods ended June 30, 2014 and 2013, hedge ineffectiveness was insignificant. As of June 30, 2014, MidAmerican Energy had cash flow hedges with expiration dates extending through December 2017, and $21 million of pre-tax net unrealized gains are forecasted to be reclassified from AOCI into earnings over the next twelve months as contracts settle.

Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding commodity derivative contracts with fixed price terms that comprise the mark-to-market values as of (in millions):

	Unit of	June 30,	December 31,
	Measure	2014	2013

Electricity purchases	Megawatt hours	7	5
Natural gas purchases	Decatherms	16	21

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

Collateral and Contingent Features

In accordance with industry practice, certain wholesale derivative contracts contain credit support provisions that in part base MidAmerican Energy's collateral requirements on its credit ratings for senior unsecured debt as reported by one or more of the three recognized credit rating agencies. These derivative contracts may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance," or in some cases terminate the contract, in the event of a material adverse change in MidAmerican Energy's creditworthiness. These rights can vary by contract and by counterparty. As of June 30, 2014, MidAmerican Energy's credit ratings from the three recognized credit rating agencies were investment grade.

The aggregate fair value of MidAmerican Energy's derivative contracts in liability positions with specific credit-risk-related contingent features totaled $26 million and $35 million as of June 30, 2014 and December 31, 2013, respectively, for which MidAmerican Energy had posted collateral of $- million. If all credit-risk-related contingent features for derivative contracts in liability positions had been triggered as of June 30, 2014 and December 31, 2013, MidAmerican Energy would have been required to post $7 million and $24 million, respectively, of additional collateral. MidAmerican Energy's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors.

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

The following table presents MidAmerican Energy's assets and liabilities recognized on the Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of June 30, 2014:
Assets:
Commodity derivatives	$3	$53	$16	$(48)	$24
Money market mutual funds(2)	98	—	—	—	98
Debt securities:
United States government obligations	135	—	—	—	135
International government obligations	—	1	—	—	1
Corporate obligations	—	38	—	—	38
Municipal obligations	—	2	—	—	2
Agency, asset and mortgage-backed obligations	—	2	—	—	2
Auction rate securities	—	—	25	—	25
Equity securities:
United States companies	226	—	—	—	226
International companies	5	—	—	—	5
	$467	$96	$41	$(48)	$556

Liabilities - commodity derivatives	$(1)	$(73)	$(18)	$86	$(6)

As of December 31, 2013:
Assets:
Commodity derivatives	$3	$16	$6	$(23)	$2
Money market mutual funds(2)	95	—	—	—	95
Debt securities:
United States government obligations	134	—	—	—	134
International government obligations	—	1	—	—	1
Corporate obligations	—	36	—	—	36
Municipal obligations	—	2	—	—	2
Agency, asset and mortgage-backed obligations	—	2	—	—	2
Auction rate securities	—	—	23	—	23
Equity securities:
United States companies	214	—	—	—	214
International companies	4	—	—	—	4
	$450	$57	$29	$(23)	$513

Liabilities - commodity derivatives	$(1)	$(42)	$(9)	$23	$(29)

(1)	Represents netting under master netting arrangements and a net cash collateral receivable of $38 million and $- million as of June 30, 2014 and December 31, 2013, respectively.

(2)	Amounts are included in cash and cash equivalents and investments and nonregulated property, net on the Balance Sheets. The fair value of these money market mutual funds approximates cost.

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

The following table reconciles the beginning and ending balances of MidAmerican Energy's assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	Commodity Derivatives	Auction Rate Securities	Commodity Derivatives	Auction Rate Securities
2014:
Beginning balance	$(2)	$25	$(3)	$23
Changes included in earnings(1)	2	—	(4)	—
Changes in fair value recognized in OCI	1	—	4	2
Changes in fair value recognized in net regulatory assets	(4)	—	(1)	—
Settlements	1	—	2	—
Ending balance	$(2)	$25	$(2)	$25

2013:
Beginning balance	$(2)	$22	$—	$21
Changes included in earnings(1)	2	—	5	—
Changes in fair value recognized in OCI	(2)	—	(5)	1
Changes in fair value recognized in net regulatory assets	1	—	2	—
Settlements	(1)	—	(4)	—
Ending balance	$(2)	$22	$(2)	$22

(1)
Changes included in earnings are reported as nonregulated operating revenue on the Statements of Operations. For commodity derivatives held as of June 30, 2014 and 2013, net unrealized gains (losses) included in earnings for the three-month periods ended June 30, 2014 and 2013, totaled $2 million and $2 million, respectively, and for the six-month periods ended June 30, 2014 and 2013, totaled $1 million and $(1) million, respectively.

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

	As of June 30, 2014		As of December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$4,053	$4,498	$3,552	$3,849

(9)	Commitments and Contingencies

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

The following tables provide information on a reportable segment basis (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
Operating revenue:
Regulated electric	$426	$411	$876	$826
Regulated gas	136	142	647	457
Nonregulated energy	207	204	471	394
Total operating revenue	$769	$757	$1,994	$1,677

Depreciation and amortization:
Regulated electric	$76	$95	$151	$193
Regulated gas	9	9	19	18
Total depreciation and amortization	$85	$104	$170	$211

Operating income:
Regulated electric	$48	$31	$131	$81
Regulated gas	(3)	4	55	49
Nonregulated energy	6	8	18	19
Total operating income	$51	$43	$204	$149

	As of
	June 30, 2014	December 31, 2013
Total assets:
Regulated electric	$11,392	$10,532
Regulated gas	1,133	1,206
Nonregulated energy	162	131
Total assets	$12,687	$11,869

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Member of
MidAmerican Funding, LLC
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Funding, LLC and subsidiaries (the "Company") as of June 30, 2014, and the related consolidated statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2014 and 2013, and of changes in equity and cash flows for the six-month periods ended June 30, 2014 and 2013. These interim financial statements are the responsibility of the Company's management.

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
August 1, 2014

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	June 30, 2014	December 31, 2013
ASSETS
Utility plant, net:
Electric	$12,189	$11,936
Gas	1,385	1,365
Gross utility plant in service	13,574	13,301
Accumulated depreciation and amortization	(4,820)	(4,710)
Utility plant in service, net	8,754	8,591
Construction work in progress	897	737
Total utility plant, net	9,651	9,328
Current assets:
Cash and cash equivalents	647	194
Receivables, net	440	459
Income taxes receivable	13	46
Inventories	179	229
Other	89	65
Total current assets	1,368	993
Other assets:
Goodwill	1,270	1,270
Regulatory assets	835	748
Investments and nonregulated property, net	637	625
Other	219	203
Total other assets	2,961	2,846
Total assets	$13,980	$13,167
CAPITALIZATION AND LIABILITIES
Capitalization:
MidAmerican Funding member's equity	$4,885	$4,677
Long-term debt, excluding current portion	4,378	3,527
Total capitalization	9,263	8,204
Current liabilities:
Current portion of long-term debt	—	350
Note payable to affiliate	137	135
Accounts payable	388	369
Taxes accrued	121	118
Interest accrued	49	44
Other	106	97
Total current liabilities	801	1,113
Other liabilities:
Deferred income taxes	2,375	2,290
Asset retirement obligations	440	430
Regulatory liabilities	879	875
Other	222	255
Total other liabilities	3,916	3,850
Total capitalization and liabilities	$13,980	$13,167

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
Operating revenue:
Regulated electric	$426	$411	$876	$826
Regulated gas	136	142	647	457
Nonregulated	213	206	482	397
Total operating revenue	775	759	2,005	1,680

Operating costs and expenses:
Regulated:
Cost of fuel, energy and capacity	120	114	266	237
Cost of gas sold	83	88	492	312
Other operating expenses	123	111	232	217
Maintenance	77	70	121	115
Depreciation and amortization	85	104	170	211
Property and other taxes	29	30	61	60
Total regulated operating costs and expenses	517	517	1,342	1,152
Nonregulated:
Cost of sales	194	191	435	365
Other	13	8	24	14
Total nonregulated operating costs and expenses	207	199	459	379
Total operating costs and expenses	724	716	1,801	1,531

Operating income	51	43	204	149

Non-operating income:
Interest income	1	1	1	1
Allowance for equity funds	10	4	19	8
Other, net	4	4	9	10
Total non-operating income	15	9	29	19

Fixed charges:
Interest on long-term debt	50	40	96	81
Other interest expense	1	1	1	1
Allowance for borrowed funds	(4)	(2)	(8)	(3)
Total fixed charges	47	39	89	79

Income before income tax benefit	19	13	144	89
Income tax benefit	(11)	(9)	(41)	(33)

Net income	30	22	185	122
Net income attributable to noncontrolling interests	—	1	—	1

Net income attributable to MidAmerican Funding member	$30	$21	$185	$121

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in millions)

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013

Net income	$30	$22	$185	$122

Other comprehensive income (loss), net of tax:
Unrealized gains on available-for-sale securities, net of tax of $-, $-, $1 and $1	—	—	1	—
Unrealized gains (losses) on cash flow hedges, net of tax of $6, $(10), $16 and $2	9	(14)	23	4
Total other comprehensive income (loss), net of tax	9	(14)	24	4

Comprehensive income	39	8	209	126
Comprehensive income attributable to noncontrolling interests	—	1	—	1

Comprehensive income attributable to MidAmerican Funding member	$39	$7	$209	$125

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
(Amounts in millions)

	MidAmerican Funding Member's Equity
	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Noncontrolling Interests	Total Equity

Balance, December 31, 2012	$1,679	$2,669	$(24)	$27	$4,351
Net income	—	121	—	1	122
Other comprehensive income	—	—	4	—	4
Redemption of preferred securities of subsidiary	—	—	—	(28)	(28)
Balance, June 30, 2013	$1,679	$2,790	$(20)	$—	$4,449

Balance, December 31, 2013	$1,679	$3,009	$(11)	$—	$4,677
Net income	—	185	—	—	185
Other comprehensive income	—	—	24	—	24
Other equity transactions	—	(1)	—	—	(1)
Balance, June 30, 2014	$1,679	$3,193	$13	$—	$4,885

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Six-Month Periods
	Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$185	$122
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	170	211
Deferred income taxes and amortization of investment tax credits	16	16
Changes in other assets and liabilities	22	28
Other, net	(27)	—
Changes in other operating assets and liabilities:
Receivables, net	(1)	32
Inventories	50	24
Derivative collateral, net	(47)	5
Pension and other postretirement benefit plans	(1)	4
Accounts payable	(22)	(35)
Taxes accrued	33	(133)
Other current assets and liabilities	18	22
Net cash flows from operating activities	396	296

Cash flows from investing activities:
Utility construction expenditures	(432)	(327)
Purchases of available-for-sale securities	(47)	(44)
Proceeds from sales of available-for-sale securities	44	37
Other, net	6	18
Net cash flows from investing activities	(429)	(316)

Cash flows from financing activities:
Proceeds from long-term debt	847	—
Repayment of long-term debt	(356)	—
Redemption of preferred securities of subsidiary	—	(28)
Net change in note payable to affiliate	2	(119)
Other, net	(7)	—
Net cash flows from financing activities	486	(147)

Net change in cash and cash equivalents	453	(167)
Cash and cash equivalents at beginning of period	194	354
Cash and cash equivalents at end of period	$647	$187

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	General

MidAmerican Funding, LLC ("MidAmerican Funding") is an Iowa limited liability company with Berkshire Hathaway Energy Company ("BHE") as its sole member. BHE is a consolidated subsidiary of Berkshire Hathaway Inc. ("Berkshire Hathaway"). MidAmerican Funding's direct, wholly owned subsidiary is MHC Inc. ("MHC"), which constitutes substantially all of MidAmerican Funding's assets, liabilities and business activities except those related to MidAmerican Funding's long-term debt securities. MHC conducts no business other than the ownership of its subsidiaries and related corporate services. MHC's principal subsidiary is MidAmerican Energy Company ("MidAmerican Energy"), a public utility with electric and natural gas operations. Direct, wholly owned nonregulated subsidiaries of MHC are Midwest Capital Group, Inc. and MEC Construction Services Co.

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of June 30, 2014, and for the three- and six-month periods ended June 30, 2014 and 2013. The results of operations for the three- and six-month periods ended June 30, 2014, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in MidAmerican Funding's Annual Report on Form 10-K for the year ended December 31, 2013, describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in MidAmerican Funding's assumptions regarding significant accounting estimates and policies during the six-month period ended June 30, 2014.

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

A reconciliation of the federal statutory income tax rate to MidAmerican Funding's effective income tax rate applicable to income before income tax benefit is as follows:

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013

Federal statutory income tax rate	35%	35%	35%	35%
Income tax credits	(79)	(75)	(58)	(66)
State income tax, net of federal income tax benefit	(5)	(8)	1	(3)
Effects of ratemaking	(10)	(20)	(5)	(4)
Other, net	1	(1)	(1)	1
Effective income tax rate	(58)%	(69)%	(28)%	(37)%

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

Berkshire Hathaway includes BHE and subsidiaries in its United States federal income tax return. Consistent with established regulatory practice, MidAmerican Funding's and MidAmerican Energy's provisions for income taxes have been computed on a stand-alone basis, and substantially all of their currently payable or receivable income taxes are remitted to or received from BHE. MidAmerican Funding received net cash receipts for income taxes from BHE totaling $87 million for the six-month period ended June 30, 2014, and made net cash payments for income taxes to BHE totaling $86 million for the six-month period ended June 30, 2013.

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

	As of June 30, 2014		As of December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$4,378	$4,920	$3,877	$4,245

(9)	Commitments and Contingencies

MidAmerican Funding is party to a variety of legal actions arising out of the normal course of business. Plaintiffs occasionally seek punitive or exemplary damages. MidAmerican Funding does not believe that such normal and routine litigation will have a material impact on its consolidated financial results.

Refer to Note 9 of MidAmerican Energy's Notes to Financial Statements.

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

The following tables provide information on a reportable segment basis (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
Operating revenue:
Regulated electric	$426	$411	$876	$826
Regulated gas	136	142	647	457
Nonregulated energy	207	204	471	394
Other	6	2	11	3
Total operating revenue	$775	$759	$2,005	$1,680

Depreciation and amortization:
Regulated electric	$76	$95	$151	$193
Regulated gas	9	9	19	18
Total depreciation and amortization	$85	$104	$170	$211

Operating income:
Regulated electric	$48	$31	$131	$81
Regulated gas	(3)	4	55	49
Nonregulated energy	6	8	18	19
Total operating income	$51	$43	$204	$149

	As of
	June 30, 2014	December 31, 2013
Total assets(1):
Regulated electric	$12,583	$11,723
Regulated gas	1,212	1,285
Nonregulated energy	162	131
Other	23	28
Total assets	$13,980	$13,167

(1)	Total assets by reportable segment reflect the assignment of goodwill to applicable reporting units.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

MidAmerican Funding is an Iowa limited liability company whose sole member is BHE. MidAmerican Funding owns all of the outstanding common stock of MHC Inc., which owns all of the common stock of MidAmerican Energy, Midwest Capital Group, Inc. and MEC Construction Services Co. MidAmerican Energy is a public utility company headquartered in Des Moines, Iowa. MHC Inc., MidAmerican Funding and BHE are also headquartered in Des Moines, Iowa.

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

Results of Operations for the Second Quarter and First Six Months of 2014 and 2013

Overview

MidAmerican Energy -

MidAmerican Energy's earnings on common stock for the second quarter of 2014 was $32 million, an increase of $9 million, or 39%, compared to 2013 primarily due to a $9 million increase in regulated electric gross margin due to higher Iowa electric retail base rates and increased industrial sales in 2014, a $19 million decrease in depreciation and amortization expense due to changes in depreciation rates in 2014 and 2013 and an $8 million increase in allowance for funds used during construction, partially offset by $8 million of other operating expense due to a June 2014 refund to customers, a $7 million increase in maintenance expense due to planned outages and a $10 million increase in interest on long-term debt primarily from the issuance of first mortgage bonds in September 2013 and April 2014, net of the effect of related debt retirements in December 2013 and May 2014.

MidAmerican Energy's earnings on common stock for the first six months of 2014 was $189 million, an increase of $63 million, or 50%, compared to 2013 primarily due to a $31 million increase in regulated electric and gas gross margins due to higher Iowa electric retail base rates, colder winter temperatures in 2014 and increased industrial sales, a $41 million decrease in depreciation and amortization expense due to changes in depreciation rates in 2014 and 2013, an $8 million increase in federal income tax benefits from greater recognized production tax credits, a $16 million increase in allowance for funds used during construction and a $6 million increase in nonregulated gross margin, partially offset by a $15 million increase in other operating expense in part due to expense related to the June 2014 refund to customers, a $6 million increase in maintenance expense due to planned outages and a $15 million increase in interest on long-term debt primarily from the issuance of first mortgage bonds in September 2013 and April 2014, net of the effect of related debt retirements in December 2013 and May 2014.

MidAmerican Funding -

Net income attributable to MidAmerican Funding for the second quarter of 2014 was $30 million, an increase of $9 million, or 43%, compared to 2013 and for the first six months of 2014 was $185 million, an increase of $64 million, or 53%, compared to 2013 due to the changes in MidAmerican Energy's earnings discussed above.

Regulated Electric Gross Margin

A comparison of key operating results related to regulated electric gross margin is as follows:

	Second Quarter				First Six Months
	2014	2013	Change		2014	2013	Change
Gross margin (in millions):
Operating revenue	$426	$411	$15	4%	$876	$826	$50	6%
Cost of fuel, energy and capacity	120	114	6	5	266	237	29	12
Gross margin	$306	$297	$9	3	$610	$589	$21	4

Sales (GWh):
Residential	1,393	1,371	22	2%	3,260	3,097	163	5%
Small general service	1,025	998	27	3	2,117	2,032	85	4
Large general service	2,755	2,549	206	8	5,170	4,866	304	6
Other	405	389	16	4	818	787	31	4
Total retail	5,578	5,307	271	5	11,365	10,782	583	5
Wholesale	1,513	2,158	(645)	(30)	4,375	5,242	(867)	(17)
Total sales	7,091	7,465	(374)	(5)	15,740	16,024	(284)	(2)

Average number of retail customers (in thousands)	744	738	6	1%	744	738	6	1%

Average revenue per MWh:
Retail	$67.39	$66.16	$1.23	2%	$65.12	$63.87	$1.25	2%
Wholesale	$27.08	$24.70	$2.38	10%	$26.73	$23.69	$3.04	13%

Heating degree days	605	733	(128)	(17)%	4,420	4,056	364	9%
Cooling degree days	343	306	37	12%	343	306	37	12%

Sources of energy (GWh)(1):
Coal	3,550	3,887	(337)	(9)%	8,297	8,524	(227)	(3)%
Nuclear	806	970	(164)	(17)	1,798	1,848	(50)	(3)
Natural gas	49	5	44	*	68	10	58	*
Wind and other(2)	1,965	1,890	75	4	4,306	4,109	197	5
Total energy generated	6,370	6,752	(382)	(6)	14,469	14,491	(22)	—
Energy purchased	784	820	(36)	(4)	1,598	1,818	(220)	(12)
Total	7,154	7,572	(418)	(6)	16,067	16,309	(242)	(1)

*	Not meaningful.

(1)	GWh amounts are net of energy used by the related generating facilities.

(2)
All or some of the renewable energy attributes associated with generation from these generating facilities may be: (a) used in future years to comply with renewable portfolio standards or other regulatory requirements or (b) sold to third parties in the form of renewable energy credits or other environmental commodities.

Electric gross margin for the second quarter of 2014 increased $9 million compared to 2013. Retail gross margin increased $13 million compared to 2013 due to $17 million from higher Iowa electric retail base rates implemented in August 2013 and a $5 million increase in retail sales volumes due to greater industrial usage in 2014 and customer growth, partially offset by higher purchased power costs. Additionally, recoveries of DSM program costs for 2014 increased $3 million compared to 2013. Wholesale gross margin decreased $4 million compared to 2013 primarily due to a lower average margin per megawatt hour sold as a result of higher purchased power costs. Wholesale includes sales of electricity principally to markets operated by regional transmission organizations.

Electric gross margin for the first six months of 2014 increased $21 million compared to 2013. Retail gross margin increased $29 million compared to 2013 due to $30 million from higher Iowa electric retail base rates implemented in August 2013 and a $15 million increase in retail sales volumes due to colder winter temperatures in 2014, greater industrial usage and customer growth, partially offset by higher purchased power costs and higher generation costs primarily as a result of new coal transportation agreements effective in 2013 and the timing of such cost increases recognized through inventory. Additionally, recoveries of DSM program costs for 2014 increased $3 million compared to 2013. Wholesale gross margin decreased $8 million compared to 2013 primarily due to a lower average margin per megawatt hour sold as a result of higher purchased power costs and coal-fueled generation costs per unit.

Regulated Gas Gross Margin

A comparison of key operating results related to regulated gas gross margin is as follows:

	Second Quarter				First Six Months
	2014	2013	Change		2014	2013	Change
Gross margin (in millions):
Operating revenue	$136	$142	$(6)	(4)%	$647	$457	$190	42%
Cost of gas sold	83	88	(5)	(6)	492	312	180	58
Gross margin	$53	$54	$(1)	(2)	$155	$145	$10	7

Natural gas throughput (000's Dth):
Residential	6,724	7,478	(754)	(10)%	36,041	32,062	3,979	12%
Small general service	3,454	3,798	(344)	(9)	17,543	15,773	1,770	11
Large general service	1,178	1,014	164	16	2,783	2,378	405	17
Other	8	11	(3)	(27)	35	33	2	6
Total retail sales	11,364	12,301	(937)	(8)	56,402	50,246	6,156	12
Wholesale sales	4,972	6,494	(1,522)	(23)	12,873	14,099	(1,226)	(9)
Total sales	16,336	18,795	(2,459)	(13)	69,275	64,345	4,930	8
Gas transportation service	18,889	17,260	1,629	9	44,672	39,248	5,424	14
Total gas throughput	35,225	36,055	(830)	(2)	113,947	103,593	10,354	10

Average number of retail customers (in thousands)	722	716	6	1%	724	717	7	1%
Average revenue per retail Dth sold	$9.37	$8.81	$0.56	6%	$9.66	$7.69	$1.97	26%
Average cost of natural gas per retail Dth sold	$5.35	$5.02	$0.33	7%	$7.24	$5.14	$2.10	41%

Combined retail and wholesale average cost of natural gas per Dth sold	$5.11	$4.68	$0.43	9%	$7.11	$4.84	$2.27	47%

Heating degree days	647	785	(138)	(18)%	4,601	4,227	374	9%

Regulated gas revenue includes purchased gas adjustment clauses through which MidAmerican Energy is allowed to recover the cost of gas sold from its retail gas utility customers. Consequently, fluctuations in the cost of gas sold do not directly affect gross margin or net income because regulated gas revenue reflects comparable fluctuations through the purchased gas adjustment clauses.

For the second quarter of 2014 compared to 2013, regulated gas revenue and cost of gas sold decreased due to a reduction in total sales volumes, partially offset by an $8 million increase resulting from a 9% increase in MidAmerican Energy's combined retail and wholesale average per-unit cost of gas sold. Gas gross margin for the second quarter of 2014 decreased $1 million due to lower retail sales volumes primarily as a result of warmer temperatures in 2014.

For the first six months of 2014, MidAmerican Energy's combined retail and wholesale average per-unit cost of gas sold increased 47%, resulting in an increase of $157 million in gas revenue and cost of gas sold compared to 2013. Additionally, the increase in total sales volumes compared to 2013 increased revenue and cost of gas sold for the first six months of 2014. The $10 million improvement in gas gross margin for the first six months of 2014 was due to higher retail sales volumes primarily as a result of colder winter temperatures in 2014.

Regulated Operating Costs and Expenses

Other operating expenses of $123 million for the second quarter of 2014 increased $12 million compared to 2013 due to $8 million of expense resulting from a one-time refund in June 2014 to MidAmerican Energy's gas customers of insurance recoveries related to environmental matters, $4 million of higher DSM program costs, which are matched by increases in regulated electric and gas revenue, and higher transmission and generation operations costs, partially offset by a decrease in pension and postretirement costs and the 2013 write-off of Iowa carbon reduction study costs.

Other operating expenses of $232 million for the first six months of 2014 increased $15 million compared to 2013 due to $8 million of expense resulting from the June 2014 refund discussed above, $4 million of higher DSM program costs, and increases in transmission operations costs, electric distribution costs due to inclement weather in the first quarter of 2014 and healthcare and other administrative costs, partially offset by a decrease in pension and postretirement costs and the 2013 write-off of Iowa carbon reduction study costs.

Maintenance expense of $77 million for the second quarter of 2014 and $121 million for the first six months of 2014 increased $7 million and $6 million, respectively, compared to 2013 primarily due to planned outages at Walter Scott, Jr. Energy Center Unit 4 and George Neal Energy Center Unit 3.

Depreciation and amortization expense of $85 million for the second quarter of 2014 decreased $19 million compared to 2013. For the first six months of 2014, depreciation and amortization expense of $170 million decreased $41 million compared to 2013. The decreases were due to reductions of $24 million and $49 million in the second quarter and first six months of 2014, respectively, for the effect of changes in depreciation rates in 2013 and 2014, as discussed below, partially offset by increases resulting from utility plant additions.

Effective January 1, 2014, MidAmerican Energy revised depreciation rates for certain electric generating facilities based on the results of its 2013 Iowa electric retail rate case. The new depreciation rates reflect longer estimated useful lives for certain generating facilities. The effect of this change was to reduce depreciation and amortization expense by $50 million annually, or $12 million and $25 million for the second quarter and first six months of 2014, respectively, based on depreciable plant balances at the time of the change. Additionally, in August 2013, MidAmerican Energy revised its depreciation rates for certain electric generating facilities based on the results of a new depreciation study. The new rates reflect longer estimated useful lives for wind-powered generating facilities placed in service in 2011 and 2012 and a lower accrual rate for the cost of removal regulatory liability related to coal-fueled generating facilities. The effect of this change was to reduce depreciation and amortization expense by $49 million annually, or $12 million and $24 million for the second quarter and first six months of 2014, respectively, based on depreciable plant balances at the time of the change.

Nonregulated Gross Margin

MidAmerican Energy -

	Second Quarter				First Six Months
	2014	2013	Change		2014	2013	Change
Gross margin (in millions):
Nonregulated operating revenue	$207	$204	$3	1%	$471	$394	$77	20%
Nonregulated cost of sales	194	190	4	2	435	364	71	20
Nonregulated gross margin	$13	$14	$(1)	(7)	$36	$30	$6	20

Nonregulated electric sales (GWh)	2,352	2,344	8	—%	4,586	4,514	72	2%

Nonregulated gas sales (000's Dth)	6,864	8,725	(1,861)	(21)%	18,254	19,310	(1,056)	(5)%

For the second quarter of 2014 compared to 2013, nonregulated operating revenue and cost of sales increased primarily due to higher prices and per-unit costs, respectively, for electric and gas sales, offset largely by a decrease in nonregulated gas sales volumes. Nonregulated gross margin decreased due to a lower average margin per unit sold on nonregulated electric sales.

For the first six months of 2014 compared to 2013, nonregulated operating revenue and cost of sales increased primarily due to higher prices and per-unit costs, respectively, for gas and electric sales, offset largely by a decrease in nonregulated gas sales volumes. Nonregulated gross margin increased due to higher income from the portion of margins on regulated gas wholesale sales retained by MidAmerican Energy and higher nonregulated gas margins, primarily from the increase in price, offset partially by lower nonregulated electric margins due to the increase in per-unit cost.

MidAmerican Funding -

MidAmerican Funding's nonregulated gross margin for the second quarter and first six months of 2014 compared to 2013 increased $4 million and $15 million, respectively. In addition to the factors in MidAmerican Energy's discussion above, MidAmerican Funding's nonregulated gross margin increased due to two construction projects in 2014 at a nonregulated utility construction subsidiary.

Nonregulated Other Operating Expenses

MidAmerican Funding -

Nonregulated other operating expenses of $13 million for the second quarter of 2014 and $24 million for the first six months of 2014 increased $5 million and $10 million, respectively, compared to 2013 primarily due to expenses related to two construction projects in 2014 at a nonregulated utility construction subsidiary.

Non-Operating Income

MidAmerican Energy -

Allowance for equity funds of $10 million for the second quarter of 2014 and $19 million for the first six months of 2014 increased $6 million and $11 million, respectively, compared to 2013 primarily due to higher construction work-in-progress balances related to the construction of wind-powered generating facilities.

Fixed Charges

MidAmerican Energy -

Interest on long-term debt of $45 million for the second quarter of 2014 and $85 million for the first six months of 2014 increased $10 million and $15 million, respectively, compared to 2013 due to higher interest expense from the issuance of first mortgage bonds totaling $950 million in September 2013 and $850 million in April 2014, partially offset by a decrease in interest expense from the payment in December 2013 of amounts owed for the construction of wind-powered generating facilities that were deferred in 2011 and the redemption of $350 million of 4.65% senior notes in May 2014.

Allowance for borrowed funds of $4 million for the second quarter of 2014 and $8 million for the first six months of 2014 increased $2 million and $5 million, respectively, compared to 2013 primarily due to higher construction work-in-progress balances related to the construction of wind-powered generating facilities.

Income Tax Benefit

MidAmerican Energy -

MidAmerican Energy's income tax benefit was $9 million for the second quarter of 2014, an increase of $2 million compared to $7 million for 2013, with an effective tax rate of (39)% for 2014 and (41)% for 2013. MidAmerican Energy's income tax benefit was $38 million for the first six months of 2014, an increase of $8 million compared to $30 million for 2013, with an effective tax rate of (25)% for 2014 and (31)% for 2013. The increase in income tax benefit for the second quarter and first six months of 2014 was due to increases of $4 million and $24 million, respectively, in recognized production tax credits, partially offset by higher pre-tax income. The change in the effective tax rates for the second quarter and first six months of 2014 was primarily due to higher pre-tax income, partially offset by the increase in recognized production tax credits.

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

MidAmerican Funding -

MidAmerican Funding's income tax benefit was $11 million for the second quarter of 2014, an increase of $2 million compared to $9 million for 2013, with an effective tax rate of (58)% for 2014 and (69)% for 2013. MidAmerican Funding's income tax benefit was $41 million for the first six months of 2014, an increase of $8 million compared to $33 million for 2013, with an effective tax rate of (28)% for 2014 and (37)% for 2013. The change in the income tax benefit and effective tax rates was due principally to the factors discussed for MidAmerican Energy.

Liquidity and Capital Resources

As of June 30, 2014, MidAmerican Energy's total net liquidity was $1.1 billion consisting of $647 million of cash and cash equivalents and $605 million of revolving credit facilities reduced by $195 million of the revolving credit facilities reserved to support MidAmerican Energy's variable-rate tax-exempt bond obligations. As of June 30, 2014, MidAmerican Funding's total net liquidity was $1.1 billion, including MHC Inc.'s $4 million revolving credit facility.

Operating Activities

MidAmerican Energy's net cash flows from operating activities for the six-month periods ended June 30, 2014 and 2013, were $400 million and $302 million, respectively. MidAmerican Funding's net cash flows from operating activities for the six-month periods ended June 30, 2014 and 2013, were $396 million and $296 million, respectively. The increases were due to the timing of income tax cash flows with BHE, which reflect the payment in 2013 of $159 million of income tax liability generated in 2012, partially offset by greater collateral requirements related to derivative positions and higher interest paid as a result of the issuance of long-term debt in September 2013. The timing of MidAmerican Energy's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods and assumptions for each payment date. MidAmerican Energy currently anticipates its income tax cash flows for 2014 to remain favorable compared to 2013 due to the timing difference noted above.

Investing Activities

MidAmerican Energy's net cash flows from investing activities for the six-month periods ended June 30, 2014 and 2013, were $(431) million and $(317) million, respectively. MidAmerican Funding's net cash flows from investing activities for the six-month periods ended June 30, 2014 and 2013, were $(429) million and $(316) million, respectively. Net cash flows from investing activities consist almost entirely of utility construction expenditures, which increased for 2014 principally due to expenditures for the construction of wind-powered generating facilities and Multi-Value transmission projects. Purchases and proceeds related to available-for-sale securities consist of activity within the Quad Cities Generating Station nuclear decommissioning trust.

Financing Activities

MidAmerican Energy's net cash flows from financing activities for the six-month periods ended June 30, 2014 and 2013 were $484 million and $(153) million, respectively. MidAmerican Funding's net cash flows from financing activities for the six-month periods ended June 30, 2014 and 2013, were $486 million and $(147) million, respectively. In April 2014, MidAmerican Energy issued $150 million of its 2.40% First Mortgage Bonds due March 2019, $300 million of its 3.50% First Mortgage Bonds due October 2024 and $400 million of its 4.40% First Mortgage Bonds due October 2044. The net proceeds were used for the optional redemption in May 2014 of $350 million of MidAmerican Energy's 4.65% Senior Notes due October 2014 and for general corporate purposes. In January 2013, MidAmerican Energy paid common dividends of $125 million to MHC Inc. and, in April 2013, paid $28 million for the redemption of all outstanding shares of its preferred securities. MidAmerican Funding received $2 million in 2014 and paid $119 million in 2013 through its note payable with BHE.

Debt Authorizations and Related Matters

MidAmerican Energy has authority from the FERC to issue through June 30, 2016, commercial paper and bank notes aggregating $605 million at interest rates not to exceed the applicable London Interbank Offered Rate ("LIBOR") plus a spread of up to 400 basis points. MidAmerican Energy has a $600 million unsecured revolving credit facility expiring in March 2018. MidAmerican Energy may request that the banks extend the credit facility up to two years. The credit facility, which supports MidAmerican Energy's commercial paper program and its variable-rate tax-exempt bond obligations and provides for the issuance of letters of credit, has a variable interest rate based on LIBOR or a base rate, at MidAmerican Energy's option, plus a spread that varies based on MidAmerican Energy's credit ratings for senior unsecured long-term debt securities. Additionally, MidAmerican Energy has a $5 million unsecured credit facility for general corporate purposes.

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

In conjunction with the March 1999 merger, MidAmerican Energy committed to the IUB to use commercially reasonable efforts to maintain an investment grade rating on its long-term debt and to maintain its common equity level above 42% of total capitalization unless circumstances beyond its control result in the common equity level decreasing to below 39% of total capitalization. MidAmerican Energy must seek the approval of the IUB of a reasonable utility capital structure if MidAmerican Energy's common equity level decreases below 42% of total capitalization, unless the decrease is beyond the control of MidAmerican Energy. MidAmerican Energy is also required to seek the approval of the IUB if MidAmerican Energy's equity level decreases to below 39%, even if the decrease is due to circumstances beyond the control of MidAmerican Energy. If MidAmerican Energy's common equity level were to drop below the required thresholds, MidAmerican Energy's ability to issue debt could be restricted. As of June 30, 2014, MidAmerican Energy's common equity ratio was 51% computed on a basis consistent with its commitment.

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

MidAmerican Energy's forecasted utility construction expenditures, which exclude amounts for non-cash equity AFUDC and other non-cash items, are approximately $1.6 billion for 2014 and include:

•
$768 million for the construction of 1,006 MW (nominal ratings) of wind-powered generating facilities expected to be placed in service in 2014 and 2015. MidAmerican Energy continues to evaluate additional cost effective wind-powered generation.

•
$141 million for Multi-Value Projects approved by the Midcontinent Independent System Operator, Inc. for the construction of 245 miles of 345 kV transmission line located in Iowa and Illinois, with expenditures predominantly in 2014 to 2016.

•
$94 million for emissions control equipment, primarily at George Neal Energy Center Units 3 and Ottumwa Generating Station to meet air quality targets, including the reduction of sulfur dioxide, nitrogen oxides and particulate matter emissions.

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

Contractual Obligations

As of June 30, 2014, there have been no material changes outside the normal course of business in MidAmerican Energy's and MidAmerican Funding's contractual obligations from the information provided in Item 7 of their Annual Report on Form 10‑K for the year ended December 31, 2013. As discussed in "Financing Activities" above, MidAmerican Energy issued $850 million of first mortgage bonds in April 2014 and redeemed $350 million of senior notes in May 2014.

Regulatory Matters

In March 2014, the IUB issued an order approving, with modifications, a non-unanimous settlement agreement among MidAmerican Energy, the Iowa Office of Consumer Advocate and environmental parties. The IUB order allows MidAmerican Energy to increase its base rates over approximately three years and will result in equal annualized increases in revenues of $45 million, or 3.6% over 2012, effective August 2013 and again on January 1, 2015 and 2016, for a total annualized increase of $135 million when fully implemented. In addition to an increase in base rates, the order approves the implementation of two adjustment clauses. One clause relates to retail energy production costs such as fuel, fuel transportation and the impacts of the production tax credit. The second clause relates to certain electric transmission charges. The adjustment clauses provide for recovery of these costs from customers based on MidAmerican Energy's forecasted annual costs, with the variance between actual and forecasted costs to be recovered or credited in the following year. The order also equalizes rates among MidAmerican Energy's current three pricing zones over a ten-year period. Rate equalization adjustments are revenue-neutral for MidAmerican Energy. The parties to the settlement agreement also agree not to seek or support an increase or decrease in the final base rates to become effective prior to January 1, 2018, unless MidAmerican Energy projects its return on equity for 2015, 2016 or 2017 to be below 10%. The IUB order also approves a revenue sharing mechanism that shares with MidAmerican Energy's customers 80% of revenues related to equity returns above 11% and 100% of revenues related to equity returns above 14%. In April 2014, a number of the industrial intervenors sought rehearing on certain issues in the IUB order. The IUB granted rehearing for the purpose of reconsideration and on July 10, 2014, issued an order on rehearing that affirmed all of the economic provisions of its March 2014 order. On July 31, 2014, the IUB issued an order authorizing MidAmerican Energy to implement the new base rates and adjustment clauses.

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

MidAmerican Energy plans to retire four coal-fueled generating units between 2015 and 2016 as the least-cost alternative to comply with MATS. These units are Walter Scott, Jr. Energy Center Units 1 and 2, and George Neal Energy Center Units 1 and 2. These units produced 2.0 million MWh of electricity, or 7% of MidAmerican Energy's owned generation production, during 2013. A fifth unit, Riverside Generating Station, will be limited to natural gas combustion by March 31, 2015.

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

Climate Change

In June 2014, the EPA released proposed regulations to address greenhouse gas emissions from existing fossil-fueled generating facilities, referred to as the Clean Power Plan, under Section 111(d) of the Clean Air Act. The EPA's proposal calculated state-specific emission rate targets to be achieved based on four building blocks that it determined were the "Best System of Emission Reduction." The four building blocks include: (a) a 6% heat rate improvement from coal-fueled generating facilities; (b) increased utilization of existing combined-cycle natural gas-fueled generating facilities to 70%; (c) increased deployment of renewable and non-carbon generating resources; and (d) increased energy efficiency. Under the EPA's proposal, states may utilize any measure to achieve the specified emission reduction goals, with an initial implementation period of 2020-2029 and the final goal to be achieved by 2030. When fully implemented, the proposal is expected to reduce carbon dioxide emissions in the power sector to 30% below 2005 levels by 2030. The EPA is taking comment on its proposal until October 16, 2014, and is scheduled to issue final rules in June 2015. States are required to submit implementation plans by June 2016, but they may request an extension to June 2017, or 2018 if they plan to participate in a regional compliance program. The impacts of the proposal on MidAmerican Energy cannot be determined until the EPA finalizes the proposal and the states develop their implementation plans. MidAmerican Energy has historically pursued cost-effective projects, including plant efficiency improvements, increased diversification of its generating fleet to include deployment of renewable and lower carbon generating resources, and advancement of customer energy efficiency programs.

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

In March 2011, the EPA released a proposed rule under §316(b) of the Clean Water Act to regulate cooling water intakes at existing facilities. The proposed rule establishes requirements for all power generating facilities that withdraw more than two million gallons per day, based on total design intake capacity, of water from waters of the United States and use at least 25% of the withdrawn water exclusively for cooling purposes. All of MidAmerican Energy's coal-fueled generating facilities, except Louisa, Ottumwa and Walter Scott, Jr. Unit 4, which have water cooling towers, withdraw more than two million gallons per day of water from waters of the United States for once-through cooling applications. The proposed rule includes impingement (i.e., when fish and other organisms are trapped against screens when water is drawn into a facility's cooling system) mortality standards to be met through average impingement mortality or intake velocity design criteria and entrainment (i.e., when organisms are drawn into the facility) standards to be determined on a case-by-case basis. The standards are required to be met as soon as possible after the effective date of the final rule, but no later than eight years thereafter. While the rule was required to be finalized by the EPA by July 2012, the deadline for finalizing the rule was extended to June 2013 and then again to January 2014. The final rule was released May 19, 2014, and allows facilities to choose one of seven options to reduce fish impingement. Facilities that withdraw at least 125 million gallons of water per day must conduct studies to help their permitting authority determine what site-specific controls, if any, would be required to reduce entrainment of aquatic organisms. MidAmerican Energy is assessing the options for compliance at its generating facilities impacted by the final rule and will complete impingement and entrainment studies. The costs of compliance with the cooling water intake structure rule cannot be determined until the prescribed studies are conducted. In the event that MidAmerican Energy's existing intake structures require modification, the costs are not anticipated to be significant to its financial statements.

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

In April 2014, the EPA and the United States Army Corps of Engineers issued a joint proposal to address "Waters of the United States" to clarify protection under the Clean Water Act for streams and wetlands. The proposed rule comes as a result of United States Supreme Court decisions in 2001 and 2006 that created confusion regarding jurisdictional waters that were subject to permitting under either nationwide or individual permitting requirements. As currently proposed, a variety of projects that otherwise would have qualified for streamlined permitting processes under nationwide or regional general permits will be required to undergo more lengthy and costly individual permit procedures based on an extension of waters that will be deemed jurisdictional. The public comment period has been extended on the proposal to October 20, 2014. Until the rule is finalized, MidAmerican Energy cannot determine whether projects that include construction and demolition will face more complex permitting issues, higher costs or increased requirements for compensatory mitigation.

Collateral and Contingent Features

Debt securities of MidAmerican Energy are rated by credit rating agencies. Assigned credit ratings are based on each rating agency's assessment of MidAmerican Energy's ability to, in general, meet the obligations of its issued debt securities. The credit ratings are not a recommendation to buy, sell or hold securities, and there is no assurance that a particular credit rating will continue for any given period of time. As of June 30, 2014, MidAmerican Energy's credit ratings for its senior secured debt and its issuer credit ratings for senior unsecured debt from the three recognized credit rating agencies were investment grade.

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

In accordance with industry practice, certain wholesale agreements, including derivative contracts, contain credit support provisions that in part base MidAmerican Energy's collateral requirements on its credit ratings for senior unsecured debt as reported by one or more of the three recognized credit rating agencies. These agreements may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance," or in some cases terminate the contract, in the event of a material adverse change in MidAmerican Energy's creditworthiness. These rights can vary by contract and by counterparty. If all credit-risk-related contingent features or adequate assurance provisions for these agreements had been triggered as of June 30, 2014, MidAmerican Energy would have been required to post $120 million of additional collateral. MidAmerican Energy's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors. Refer to Note 7 of Notes to Financial Statements in Item 1 of this Form 10-Q for a discussion of MidAmerican Energy's collateral requirements specific to its derivative contracts.

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

For quantitative and qualitative disclosures about market risk affecting MidAmerican Energy and MidAmerican Funding, see Item 7A of their Annual Report on Form 10-K for the year ended December 31, 2013. MidAmerican Energy's and MidAmerican Funding's exposure to market risk and their management of such risk has not changed materially since December 31, 2013. Refer to Note 7 of Notes to Financial Statements in Item 1 of this Form 10-Q for disclosure of MidAmerican Energy's derivative positions as of June 30, 2014.

Item 4.	Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, the Company (MidAmerican Energy or MidAmerican Funding, as applicable) carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, the Company's management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms, and is accumulated and communicated to management, including the Company's Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company's internal control over financial reporting during the quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

MIDAMERICAN FUNDING, LLC
MIDAMERICAN ENERGY COMPANY
(Registrants)

Date: August 1, 2014	/s/ Thomas B. Specketer
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

101
The following financial information from MidAmerican Energy's and MidAmerican Funding's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, is formatted in XBRL (eXtensible Business Reporting Language) and included herein: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged in summary and detail.