Form 10-Q
period 2014-09-30
MIDAMERICAN ENERGY CO; MIDAMERICAN FUNDING LLC
filed 2014-11-07
CIK 928576, 1098296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

or

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
Yes  ☐            No  ☒

All of the member's equity of MidAmerican Funding, LLC was held by its parent company, Berkshire Hathaway Energy Company, as of October 31, 2014.

All common stock of MidAmerican Energy Company is held by its parent company, MHC Inc., which is a direct, wholly owned subsidiary of MidAmerican Funding, LLC. As of October 31, 2014, 70,980,203 shares of MidAmerican Energy Company common stock, without par value, were outstanding.

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
Des Moines, Iowa

We have reviewed the accompanying balance sheet of MidAmerican Energy Company (the "Company") as of September 30, 2014, and the related statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2014 and 2013, and of changes in equity and cash flows for the nine-month periods ended September 30, 2014 and 2013. These interim financial statements are the responsibility of the Company's management.

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

/s/ Deloitte & Touche LLP

Des Moines, Iowa
November 7, 2014

MIDAMERICAN ENERGY COMPANY
BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	September 30, 2014	December 31, 2013
ASSETS
Utility plant, net:
Electric	$12,465	$11,936
Gas	1,403	1,365
Gross utility plant in service	13,868	13,301
Accumulated depreciation and amortization	(4,885)	(4,710)
Utility plant in service, net	8,983	8,591
Construction work in progress	1,150	737
Total utility plant, net	10,133	9,328
Current assets:
Cash and cash equivalents	396	194
Receivables, net	397	454
Income taxes receivable	—	50
Inventories	195	229
Other	63	64
Total current assets	1,051	991
Other assets:
Regulatory assets	881	748
Investments and nonregulated property, net	616	598
Other	214	204
Total other assets	1,711	1,550
Total assets	$12,895	$11,869
CAPITALIZATION AND LIABILITIES
Capitalization:
MidAmerican Energy common shareholder's equity	$4,220	$3,845
Long-term debt, excluding current portion	4,054	3,202
Total capitalization	8,274	7,047
Current liabilities:
Current portion of long-term debt	—	350
Accounts payable	412	368
Taxes accrued	140	118
Interest accrued	36	37
Other	108	97
Total current liabilities	696	970
Other liabilities:
Deferred income taxes	2,349	2,294
Asset retirement obligations	449	430
Regulatory liabilities	874	875
Other	253	253
Total other liabilities	3,925	3,852
Total capitalization and liabilities	$12,895	$11,869

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
Operating revenue:
Regulated electric	$539	$512	$1,415	$1,338
Regulated gas	99	98	746	555
Nonregulated	224	216	695	610
Total operating revenue	862	826	2,856	2,503

Operating costs and expenses:
Regulated:
Cost of fuel, energy and capacity	139	145	405	382
Cost of gas sold	54	55	546	367
Other operating expenses	119	103	351	320
Maintenance	50	57	171	172
Depreciation and amortization	88	97	258	308
Property and other taxes	31	29	92	89
Total regulated operating costs and expenses	481	486	1,823	1,638
Nonregulated:
Cost of sales	213	203	648	567
Other	8	7	21	19
Total nonregulated operating costs and expenses	221	210	669	586
Total operating costs and expenses	702	696	2,492	2,224

Operating income	160	130	364	279

Non-operating income:
Interest income	—	—	1	1
Allowance for equity funds	11	4	30	12
Other, net	2	3	7	10
Total non-operating income	13	7	38	23

Fixed charges:
Interest on long-term debt	44	36	129	106
Other interest expense	—	—	1	1
Allowance for borrowed funds	(4)	(1)	(12)	(4)
Total fixed charges	40	35	118	103

Income before income tax benefit	133	102	284	199
Income tax benefit	(37)	(43)	(75)	(73)

Net income	170	145	359	272
Preferred dividends	—	—	—	1

Earnings on common stock	$170	$145	$359	$271

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in millions)

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013

Net income	$170	$145	$359	$272

Other comprehensive (loss) income, net of tax:
Unrealized gains on available-for-sale securities, net of tax of $-, $-, $1 and $1	—	1	1	1
Unrealized (losses) gains on cash flow hedges, net of tax of $(6), $-, $10 and $3	(8)	(1)	15	3
Total other comprehensive (loss) income, net of tax	(8)	—	16	4

Comprehensive income	$162	$145	$375	$276

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF CHANGES IN EQUITY (Unaudited)
(Amounts in millions)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Preferred Securities	Total Equity

Balance, December 31, 2012	$562	$3,070	$(24)	$27	$3,635
Net income	—	272	—	—	272
Other comprehensive income	—	—	4	—	4
Redemption of preferred securities	(1)	—	—	(27)	(28)
Common dividends	—	(125)	—	—	(125)
Balance, September 30, 2013	$561	$3,217	$(20)	$—	$3,758

Balance, December 31, 2013	$561	$3,295	$(11)	$—	$3,845
Net income	—	359	—	—	359
Other comprehensive income	—	—	16	—	16
Balance, September 30, 2014	$561	$3,654	$5	$—	$4,220

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Nine-Month Periods
	Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$359	$272
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	258	308
Deferred income taxes and amortization of investment tax credits	(14)	42
Changes in other assets and liabilities	35	42
Other, net	(38)	(3)
Changes in other operating assets and liabilities:
Receivables, net	31	30
Inventories	34	(6)
Derivative collateral, net	(33)	6
Pension and other postretirement benefit plans	(2)	6
Accounts payable	(30)	(7)
Taxes accrued	72	(117)
Other current assets and liabilities	11	16
Net cash flows from operating activities	683	589

Cash flows from investing activities:
Utility construction expenditures	(967)	(598)
Purchases of available-for-sale securities	(69)	(80)
Proceeds from sales of available-for-sale securities	64	70
Other, net	8	20
Net cash flows from investing activities	(964)	(588)

Cash flows from financing activities:
Dividends	—	(125)
Proceeds from long-term debt	847	947
Repayments of long-term debt	(356)	—
Redemption of preferred securities	—	(28)
Other, net	(8)	(7)
Net cash flows from financing activities	483	787

Net change in cash and cash equivalents	202	788
Cash and cash equivalents at beginning of period	194	354
Cash and cash equivalents at end of period	$396	$1,142

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

The unaudited Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Financial Statements as of September 30, 2014, and for the three- and nine-month periods ended September 30, 2014 and 2013. The results of operations for the three- and nine-month periods ended September 30, 2014, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Financial Statements. Note 2 of Notes to Financial Statements included in MidAmerican Energy's Annual Report on Form 10-K for the year ended December 31, 2013, describes the most significant accounting policies used in the preparation of the unaudited Financial Statements. There have been no significant changes in MidAmerican Energy's assumptions regarding significant accounting estimates and policies during the nine-month period ended September 30, 2014.

Utility Plant Depreciation Rates

Effective January 1, 2014, MidAmerican Energy revised depreciation rates for certain electric generating facilities based on the results of its 2013 Iowa electric retail rate case. The new depreciation rates reflect longer estimated useful lives for certain generating facilities. The effect of this change was to reduce depreciation and amortization expense by $50 million annually, or $13 million and $38 million for the three- and nine-month periods ended September 30, 2014, respectively, based on depreciable plant balances at the time of the change. In August 2013, MidAmerican Energy revised its depreciation rates for certain electric generating facilities based on the results of a new depreciation study. The new rates reflect longer estimated useful lives for wind-powered generating facilities placed in service in 2011 and 2012 and a lower accrual rate for the cost of removal regulatory liability related to coal-fueled generating facilities. The effect of this change was to reduce depreciation and amortization expense by $49 million annually, or $13 million and $37 million for the three- and nine-month periods ended September 30, 2014, respectively, based on depreciable plant balances at the time of the change.

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

(3)	Components of Accumulated Other Comprehensive Income (Loss), Net

The following table shows the change in accumulated other comprehensive income (loss), net ("AOCI") by each component of other comprehensive income, net of applicable income taxes (in millions):

	Unrealized	Unrealized	Accumulated
	Losses on	(Losses) Gains	Other
	Available-For-Sale	on Cash Flow	Comprehensive
	Securities	Hedges	Income (Loss), Net

Balance, December 31, 2012	$(5)	$(19)	$(24)
Other comprehensive income	1	3	4
Balance, September 30, 2013	$(4)	$(16)	$(20)

Balance, December 31, 2013	$(4)	$(7)	$(11)
Other comprehensive income	1	15	16
Balance, September 30, 2014	$(3)	$8	$5

For information regarding cash flow hedge reclassifications from AOCI to net income in their entirety, refer to Note 7.

(4)	Recent Financing Transactions

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

A reconciliation of the federal statutory income tax rate to MidAmerican Energy's effective income tax rate applicable to income before income tax benefit is as follows:

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013

Federal statutory income tax rate	35%	35%	35%	35%
Income tax credits	(56)	(71)	(56)	(66)
State income tax, net of federal income tax benefit	(3)	(2)	—	(2)
Effects of ratemaking	(4)	(5)	(5)	(5)
Other, net	—	1	—	1
Effective income tax rate	(28)%	(42)%	(26)%	(37)%

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

Berkshire Hathaway includes BHE and subsidiaries in its United States federal income tax return. Consistent with established regulatory practice, MidAmerican Energy's provision for income taxes has been computed on a stand-alone basis, and substantially all of its currently payable or receivable income taxes are remitted to or received from BHE. MidAmerican Energy received net cash receipts for income taxes from BHE totaling $150 million and $17 million for the nine-month periods ended September 30, 2014 and 2013, respectively.

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

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
Pension:
Service cost	$4	$4	$11	$13
Interest cost	8	9	26	25
Expected return on plan assets	(11)	(12)	(34)	(34)
Net amortization	—	3	1	8
Net periodic benefit cost	$1	$4	$4	$12

Other postretirement:
Service cost	$2	$2	$5	$4
Interest cost	2	2	7	6
Expected return on plan assets	(4)	(3)	(11)	(10)
Net amortization	(1)	(1)	(3)	(2)
Net periodic benefit cost (benefit)	$(1)	$—	$(2)	$(2)

Employer contributions to the pension and other postretirement benefit plans are expected to be $8 million and $1 million, respectively, during 2014. As of September 30, 2014, $5 million and $- million of contributions had been made to the pension and other postretirement benefit plans, respectively.

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

The following table, which reflects master netting arrangements and excludes contracts that have been designated as normal under the normal purchases or normal sales exception afforded by GAAP, summarizes the fair value of MidAmerican Energy's derivative contracts, on a gross basis, and reconciles those amounts to the amounts presented on a net basis on the Balance Sheets (in millions):

	Current Assets - Other	Other Assets - Other	Current Liabilities - Other	Other Liabilities - Other	Total
As of September 30, 2014:
Not designated as hedging contracts(1):
Commodity assets	$3	$1	$25	$—	$29
Commodity liabilities	(2)	—	(75)	(2)	(79)
Total	1	1	(50)	(2)	(50)

Designated as hedging contracts:
Commodity assets	14	—	6	5	25
Commodity liabilities	(5)	—	(1)	(9)	(15)
Total	9	—	5	(4)	10

Total derivatives	10	1	(45)	(6)	(40)
Cash collateral receivable	—	—	36	2	38
Total derivatives - net basis	$10	$1	$(9)	$(4)	$(2)

	Current Assets - Other	Other Assets - Other	Current Liabilities - Other	Other Liabilities - Other	Total
As of December 31, 2013:
Not designated as hedging contracts(1):
Commodity assets	$3	$3	$16	$1	$23
Commodity liabilities	(1)	(1)	(32)	(6)	(40)
Total	2	2	(16)	(5)	(17)

Designated as hedging contracts:
Commodity assets	1	—	1	—	2
Commodity liabilities	(1)	—	(5)	(6)	(12)
Total	—	—	(4)	(6)	(10)

Total derivatives	2	2	(20)	(11)	(27)
Cash collateral receivable	(2)	—	1	1	—
Total derivatives - net basis	$—	$2	$(19)	$(10)	$(27)

(1)
MidAmerican Energy's commodity derivatives not designated as hedging contracts are generally included in regulated rates, and as of September 30, 2014 and December 31, 2013, a net regulatory asset of $51 million and $10 million, respectively, was recorded related to the net derivative liability of $50 million and $17 million, respectively.

Not Designated as Hedging Contracts

The following table reconciles the beginning and ending balances of MidAmerican Energy's net regulatory assets and summarizes the pre-tax gains and losses on commodity derivative contracts recognized in net regulatory assets, as well as amounts reclassified to earnings (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013

Beginning balance	$48	$23	$10	$45
Changes in fair value recognized in net regulatory assets	2	4	64	4
Net gains (losses) reclassified to operating revenue	3	(1)	(21)	2
Net losses reclassified to cost of gas sold	(2)	(6)	(2)	(31)
Ending balance	$51	$20	$51	$20

The following table summarizes the pre-tax gains (losses) included on the Statements of Operations associated with MidAmerican Energy's commodity derivative contracts not designated as hedging contracts and not recorded as a net regulatory asset or liability (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013

Nonregulated operating revenue	$2	$—	$(6)	$1
Nonregulated cost of sales	(3)	—	18	—
Total	$(1)	$—	$12	$1

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

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013

Beginning balance	$(28)	$26	$11	$32
Changes in fair value recognized in OCI	19	1	(60)	1
Net (losses) gains reclassified to nonregulated cost of sales	(5)	(1)	35	(7)
Ending balance	$(14)	$26	$(14)	$26

Realized gains and losses on hedges and hedge ineffectiveness are recognized in income as nonregulated operating revenue or nonregulated cost of sales depending upon the nature of the item being hedged. For the three- and nine-month periods ended September 30, 2014 and 2013, hedge ineffectiveness was insignificant. As of September 30, 2014, MidAmerican Energy had cash flow hedges with expiration dates extending through December 2018, and $14 million of pre-tax net unrealized gains are forecasted to be reclassified from AOCI into earnings over the next twelve months as contracts settle.

Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding commodity derivative contracts with fixed price terms that comprise the mark-to-market values as of (in millions):

	Unit of	September 30,	December 31,
	Measure	2014	2013

Electricity purchases	Megawatt hours	11	5
Natural gas purchases	Decatherms	19	21

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

Collateral and Contingent Features

In accordance with industry practice, certain wholesale derivative contracts contain credit support provisions that in part base MidAmerican Energy's collateral requirements on its credit ratings for senior unsecured debt as reported by one or more of the three recognized credit rating agencies. These derivative contracts may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance," or in some cases terminate the contract, in the event of a material adverse change in MidAmerican Energy's creditworthiness. These rights can vary by contract and by counterparty. As of September 30, 2014, MidAmerican Energy's credit ratings from the three recognized credit rating agencies were investment grade.

The aggregate fair value of MidAmerican Energy's derivative contracts in liability positions with specific credit-risk-related contingent features totaled $33 million and $35 million as of September 30, 2014 and December 31, 2013, respectively, for which MidAmerican Energy had posted collateral of $- million. If all credit-risk-related contingent features for derivative contracts in liability positions had been triggered as of September 30, 2014 and December 31, 2013, MidAmerican Energy would have been required to post $15 million and $24 million, respectively, of additional collateral. MidAmerican Energy's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors.

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

The following table presents MidAmerican Energy's assets and liabilities recognized on the Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of September 30, 2014:
Assets:
Commodity derivatives	$—	$40	$14	$(43)	$11
Money market mutual funds(2)	347	—	—	—	347
Debt securities:
United States government obligations	136	—	—	—	136
International government obligations	—	1	—	—	1
Corporate obligations	—	37	—	—	37
Municipal obligations	—	2	—	—	2
Agency, asset and mortgage-backed obligations	—	2	—	—	2
Auction rate securities	—	—	25	—	25
Equity securities:
United States companies	226	—	—	—	226
International companies	5	—	—	—	5
	$714	$82	$39	$(43)	$792

Liabilities - commodity derivatives	$(2)	$(72)	$(20)	$81	$(13)

As of December 31, 2013:
Assets:
Commodity derivatives	$3	$16	$6	$(23)	$2
Money market mutual funds(2)	95	—	—	—	95
Debt securities:
United States government obligations	134	—	—	—	134
International government obligations	—	1	—	—	1
Corporate obligations	—	36	—	—	36
Municipal obligations	—	2	—	—	2
Agency, asset and mortgage-backed obligations	—	2	—	—	2
Auction rate securities	—	—	23	—	23
Equity securities:
United States companies	214	—	—	—	214
International companies	4	—	—	—	4
	$450	$57	$29	$(23)	$513

Liabilities - commodity derivatives	$(1)	$(42)	$(9)	$23	$(29)

(1)	Represents netting under master netting arrangements and a net cash collateral receivable of $38 million and $- million as of September 30, 2014 and December 31, 2013, respectively.

(2)	Amounts are included in cash and cash equivalents and investments and nonregulated property, net on the Balance Sheets. The fair value of these money market mutual funds approximates cost.

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

The following table reconciles the beginning and ending balances of MidAmerican Energy's assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	Commodity Derivatives	Auction Rate Securities	Commodity Derivatives	Auction Rate Securities
2014:
Beginning balance	$(2)	$25	$(3)	$23
Changes included in earnings(1)	3	—	(1)	—
Changes in fair value recognized in OCI	—	—	4	2
Changes in fair value recognized in net regulatory assets	—	—	(1)	—
Settlements	(7)	—	(5)	—
Ending balance	$(6)	$25	$(6)	$25

2013:
Beginning balance	$(2)	$22	$—	$21
Changes included in earnings(1)	1	—	6	—
Changes in fair value recognized in OCI	—	1	(5)	2
Changes in fair value recognized in net regulatory assets	(1)	—	1	—
Settlements	—	—	(4)	—
Ending balance	$(2)	$23	$(2)	$23

(1)
Changes included in earnings are reported as nonregulated operating revenue on the Statements of Operations. For commodity derivatives held as of September 30, 2014 and 2013, net unrealized gains included in earnings for the three-month periods ended September 30, 2014 and 2013, totaled $1 million and $1 million, respectively, and for the nine-month periods ended September 30, 2014 and 2013, totaled $2 million and $- million, respectively.

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

	As of September 30, 2014		As of December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$4,054	$4,487	$3,552	$3,849

(9)	Commitments and Contingencies

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

The following tables provide information on a reportable segment basis (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
Operating revenue:
Regulated electric	$539	$512	$1,415	$1,338
Regulated gas	99	98	746	555
Nonregulated energy	224	216	695	610
Total operating revenue	$862	$826	$2,856	$2,503

Depreciation and amortization:
Regulated electric	$78	$88	$229	$281
Regulated gas	10	9	29	27
Total depreciation and amortization	$88	$97	$258	$308

Operating income:
Regulated electric	$163	$130	$294	$211
Regulated gas	(6)	(6)	49	43
Nonregulated energy	3	6	21	25
Total operating income	$160	$130	$364	$279

	As of
	September 30, 2014	December 31, 2013
Total assets:
Regulated electric	$11,570	$10,532
Regulated gas	1,167	1,206
Nonregulated energy	158	131
Total assets	$12,895	$11,869

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Member of
MidAmerican Funding, LLC
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Funding, LLC and subsidiaries (the "Company") as of September 30, 2014, and the related consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2014 and 2013, and of changes in equity and cash flows for the nine-month periods ended September 30, 2014 and 2013. These interim financial statements are the responsibility of the Company's management.

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
November 7, 2014

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	September 30, 2014	December 31, 2013
ASSETS
Utility plant, net:
Electric	$12,465	$11,936
Gas	1,403	1,365
Gross utility plant in service	13,868	13,301
Accumulated depreciation and amortization	(4,885)	(4,710)
Utility plant in service, net	8,983	8,591
Construction work in progress	1,150	737
Total utility plant, net	10,133	9,328
Current assets:
Cash and cash equivalents	397	194
Receivables, net	400	459
Income taxes receivable	—	46
Inventories	195	229
Other	63	65
Total current assets	1,055	993
Other assets:
Goodwill	1,270	1,270
Regulatory assets	881	748
Investments and nonregulated property, net	634	625
Other	214	203
Total other assets	2,999	2,846
Total assets	$14,187	$13,167
CAPITALIZATION AND LIABILITIES
Capitalization:
MidAmerican Funding member's equity	$5,046	$4,677
Long-term debt, excluding current portion	4,379	3,527
Total capitalization	9,425	8,204
Current liabilities:
Current portion of long-term debt	—	350
Note payable to affiliate	138	135
Accounts payable	411	369
Taxes accrued	144	118
Interest accrued	38	44
Other	109	97
Total current liabilities	840	1,113
Other liabilities:
Deferred income taxes	2,344	2,290
Asset retirement obligations	449	430
Regulatory liabilities	874	875
Other	255	255
Total other liabilities	3,922	3,850
Total capitalization and liabilities	$14,187	$13,167

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
Operating revenue:
Regulated electric	$539	$512	$1,415	$1,338
Regulated gas	99	98	746	555
Nonregulated	226	218	708	615
Total operating revenue	864	828	2,869	2,508

Operating costs and expenses:
Regulated:
Cost of fuel, energy and capacity	139	145	405	382
Cost of gas sold	54	55	546	367
Other operating expenses	119	103	351	320
Maintenance	50	57	171	172
Depreciation and amortization	88	97	258	308
Property and other taxes	31	29	92	89
Total regulated operating costs and expenses	481	486	1,823	1,638
Nonregulated:
Cost of sales	213	203	648	568
Other	9	9	33	23
Total nonregulated operating costs and expenses	222	212	681	591
Total operating costs and expenses	703	698	2,504	2,229

Operating income	161	130	365	279

Non-operating income:
Interest income	—	—	1	1
Allowance for equity funds	11	4	30	12
Other, net	3	5	12	15
Total non-operating income	14	9	43	28

Fixed charges:
Interest on long-term debt	50	42	146	123
Other interest expense	—	—	1	1
Allowance for borrowed funds	(4)	(1)	(12)	(4)
Total fixed charges	46	41	135	120

Income before income tax benefit	129	98	273	187
Income tax benefit	(39)	(45)	(80)	(78)

Net income	168	143	353	265
Net income attributable to noncontrolling interests	—	—	—	1

Net income attributable to MidAmerican Funding member	$168	$143	$353	$264

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in millions)

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013

Net income	$168	$143	$353	$265

Other comprehensive (loss) income, net of tax:
Unrealized gains on available-for-sale securities, net of tax of $-, $-, $1 and $1	—	1	1	1
Unrealized (losses) gains on cash flow hedges, net of tax of $(6), $-, $10 and $3	(8)	(1)	15	3
Total other comprehensive (loss) income, net of tax	(8)	—	16	4

Comprehensive income	160	143	369	269
Comprehensive income attributable to noncontrolling interests	—	—	—	1

Comprehensive income attributable to MidAmerican Funding member	$160	$143	$369	$268

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
(Amounts in millions)

	MidAmerican Funding Member's Equity
	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Noncontrolling Interests	Total Equity

Balance, December 31, 2012	$1,679	$2,669	$(24)	$27	$4,351
Net income	—	264	—	1	265
Other comprehensive income	—	—	4	—	4
Redemption of preferred securities of subsidiary	—	—	—	(28)	(28)
Balance, September 30, 2013	$1,679	$2,933	$(20)	$—	$4,592

Balance, December 31, 2013	$1,679	$3,009	$(11)	$—	$4,677
Net income	—	353	—	—	353
Other comprehensive income	—	—	16	—	16
Balance, September 30, 2014	$1,679	$3,362	$5	$—	$5,046

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Nine-Month Periods
	Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$353	$265
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	258	308
Deferred income taxes and amortization of investment tax credits	(15)	42
Changes in other assets and liabilities	35	42
Other, net	(30)	(4)
Changes in other operating assets and liabilities:
Receivables, net	33	30
Inventories	34	(6)
Derivative collateral, net	(33)	6
Pension and other postretirement benefit plans	(2)	6
Accounts payable	(30)	(7)
Taxes accrued	71	(117)
Other current assets and liabilities	5	10
Net cash flows from operating activities	679	575

Cash flows from investing activities:
Utility construction expenditures	(967)	(598)
Purchases of available-for-sale securities	(69)	(80)
Proceeds from sales of available-for-sale securities	64	70
Other, net	10	20
Net cash flows from investing activities	(962)	(588)

Cash flows from financing activities:
Proceeds from long-term debt	847	947
Repayment of long-term debt	(356)	—
Redemption of preferred securities of subsidiary	—	(28)
Net change in note payable to affiliate	3	(111)
Other, net	(8)	(7)
Net cash flows from financing activities	486	801

Net change in cash and cash equivalents	203	788
Cash and cash equivalents at beginning of period	194	354
Cash and cash equivalents at end of period	$397	$1,142

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of September 30, 2014, and for the three- and nine-month periods ended September 30, 2014 and 2013. The results of operations for the three- and nine-month periods ended September 30, 2014, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in MidAmerican Funding's Annual Report on Form 10-K for the year ended December 31, 2013, describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in MidAmerican Funding's assumptions regarding significant accounting estimates and policies during the nine-month period ended September 30, 2014.

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

A reconciliation of the federal statutory income tax rate to MidAmerican Funding's effective income tax rate applicable to income before income tax benefit is as follows:

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013

Federal statutory income tax rate	35%	35%	35%	35%
Income tax credits	(58)	(74)	(58)	(70)
State income tax, net of federal income tax benefit	(3)	(2)	(1)	(3)
Effects of ratemaking	(4)	(5)	(5)	(5)
Other, net	—	—	—	1
Effective income tax rate	(30)%	(46)%	(29)%	(42)%

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

Berkshire Hathaway includes BHE and subsidiaries in its United States federal income tax return. Consistent with established regulatory practice, MidAmerican Funding's and MidAmerican Energy's provisions for income taxes have been computed on a stand-alone basis, and substantially all of their currently payable or receivable income taxes are remitted to or received from BHE. MidAmerican Funding received net cash receipts for income taxes from BHE totaling $153 million and $22 million for the nine-month periods ended September 30, 2014 and 2013, respectively.

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

	As of September 30, 2014		As of December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$4,379	$4,914	$3,877	$4,245

(9)	Commitments and Contingencies

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

The following tables provide information on a reportable segment basis (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
Operating revenue:
Regulated electric	$539	$512	$1,415	$1,338
Regulated gas	99	98	746	555
Nonregulated energy	224	216	695	610
Other	2	2	13	5
Total operating revenue	$864	$828	$2,869	$2,508

Depreciation and amortization:
Regulated electric	$78	$88	$229	$281
Regulated gas	10	9	29	27
Total depreciation and amortization	$88	$97	$258	$308

Operating income:
Regulated electric	$163	$130	$294	$211
Regulated gas	(6)	(6)	49	43
Nonregulated energy	3	6	21	25
Other	1	—	1	—
Total operating income	$161	$130	$365	$279

	As of
	September 30, 2014	December 31, 2013
Total assets(1):
Regulated electric	$12,761	$11,723
Regulated gas	1,246	1,285
Nonregulated energy	158	131
Other	22	28
Total assets	$14,187	$13,167

(1)	Total assets by reportable segment reflect the assignment of goodwill to applicable reporting units.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations for the Third Quarter and First Nine Months of 2014 and 2013

Overview

MidAmerican Energy -

MidAmerican Energy's earnings on common stock for the third quarter of 2014 was $170 million, an increase of $25 million, or 17%, compared to 2013 due to an increase in regulated electric gross margin from higher Iowa electric retail rates and higher industrial sales in 2014, a decrease in depreciation and amortization expense due to changes in depreciation rates in 2014 and 2013 and higher AFUDC, partially offset by an increase in interest on long-term debt primarily from the issuance of first mortgage bonds in September 2013 and April 2014, net of the effect of related debt retirements in December 2013 and May 2014.

MidAmerican Energy's earnings on common stock for the first nine months of 2014 was $359 million, an increase of $88 million, or 32%, compared to 2013 due to an increase in regulated electric and gas gross margins due to higher Iowa electric retail rates, colder winter temperatures in 2014 and higher industrial electricity sales, a decrease in depreciation and amortization expense due to changes in depreciation rates in 2014 and 2013, an increase in federal income tax benefits from greater recognized production tax credits and higher AFUDC, partially offset by higher other operating expenses and an increase in interest on long-term debt primarily from the issuance of first mortgage bonds in September 2013 and April 2014, net of the effect of related debt retirements in December 2013 and May 2014.

MidAmerican Funding -

Net income attributable to MidAmerican Funding for the third quarter of 2014 was $168 million, an increase of $25 million, or 17%, compared to 2013 and for the first nine months of 2014 was $353 million, an increase of $89 million, or 34%, compared to 2013 due to the changes in MidAmerican Energy's earnings discussed above.

Regulated Electric Gross Margin

A comparison of key operating results related to regulated electric gross margin is as follows:

	Third Quarter				First Nine Months
	2014	2013	Change		2014	2013	Change
Gross margin (in millions):
Operating revenue	$539	$512	$27	5%	$1,415	$1,338	$77	6%
Cost of fuel, energy and capacity	139	145	(6)	(4)	405	382	23	6
Gross margin	$400	$367	$33	9	$1,010	$956	$54	6

Sales (GWh):
Residential	1,733	1,960	(227)	(12)%	4,993	5,057	(64)	(1)%
Small general service	1,018	1,147	(129)	(11)	3,135	3,179	(44)	(1)
Large general service	2,734	2,524	210	8	7,904	7,390	514	7
Other	416	431	(15)	(3)	1,234	1,218	16	1
Total retail	5,901	6,062	(161)	(3)	17,266	16,844	422	3
Wholesale	2,097	2,430	(333)	(14)	6,472	7,672	(1,200)	(16)
Total sales	7,998	8,492	(494)	(6)	23,738	24,516	(778)	(3)

Average number of retail customers (in thousands)	746	739	7	1%	745	739	6	1%

Average revenue per MWh:
Retail	$78.99	$71.46	$7.53	11%	$69.86	$66.60	$3.26	5%
Wholesale	$30.06	$29.21	$0.85	3%	$27.81	$25.44	$2.37	9%

Heating degree days	106	43	63	*	4,526	4,099	427	10%
Cooling degree days	588	813	(225)	(28)%	931	1,119	(188)	(17)%

Sources of energy (GWh)(1):
Coal	5,262	5,412	(150)	(3)%	13,559	13,936	(377)	(3)%
Nuclear	1,010	1,006	4	—	2,808	2,854	(46)	(2)
Natural gas	38	201	(163)	(81)	106	211	(105)	(50)
Wind and other(2)	1,151	1,275	(124)	(10)	5,457	5,384	73	1
Total energy generated	7,461	7,894	(433)	(5)	21,930	22,385	(455)	(2)
Energy purchased	734	845	(111)	(13)	2,332	2,663	(331)	(12)
Total	8,195	8,739	(544)	(6)	24,262	25,048	(786)	(3)

*	Not meaningful.

(1)	GWh amounts are net of energy used by the related generating facilities.

(2)
All or some of the renewable energy attributes associated with generation from these generating facilities may be: (a) used in future years to comply with renewable portfolio standards or other regulatory requirements or (b) sold to third parties in the form of renewable energy credits or other environmental commodities.

Electric gross margin for the third quarter of 2014 increased $33 million compared to 2013 due to a higher retail gross margin. Retail gross margin increased $33 million compared to 2013 due to $48 million from higher Iowa electric retail rates and $9 million from higher recoveries of DSM program costs, partially offset by lower sales volumes for weather-sensitive customers due to milder summer temperatures in 2014, net of greater industrial sales volumes, and higher purchased power costs and higher coal-fueled generation costs per unit. The increase in Iowa electric rates includes an increase in base rates, partially attributable to changes in rate structure related to seasonal pricing that result in higher rates from June to September and lower rates in the remaining months, and new adjustment clauses for recovery of retail energy production and transmission costs. Wholesale gross margin was unchanged compared to 2013 as the decrease in sales volumes was offset by a higher average margin per megawatt hour sold. Wholesale includes sales of electricity principally to markets operated by regional transmission organizations.

Electric gross margin for the first nine months of 2014 increased $54 million compared to 2013. Retail gross margin increased $62 million compared to 2013 due to $75 million from higher Iowa electric retail rates and $13 million from higher recoveries of DSM program costs, partially offset by higher purchased power costs, higher coal-fueled generation costs per unit and a decrease in revenue from lower sales volumes for weather-sensitive customers due to milder summer temperatures in 2014, net of greater industrial sales volumes. The increase in Iowa electric retail rates includes the increase in base rates implemented in August 2013 and, effective with the implementation of final base rates in August 2014, changes in rate structure related to seasonal pricing that result in higher rates from June to September and lower rates in the remaining months and new adjustment clauses for recovery of retail energy production and transmission costs. Wholesale gross margin decreased $8 million compared to 2013 due to lower sales volumes from the higher retail energy requirements and lower generation and a lower average margin per megawatt hour sold as a result of higher purchased power costs and coal-fueled generation costs per unit.

Regulated Gas Gross Margin

A comparison of key operating results related to regulated gas gross margin is as follows:

	Third Quarter				First Nine Months
	2014	2013	Change		2014	2013	Change
Gross margin (in millions):
Operating revenue	$99	$98	$1	1%	$746	$555	$191	34%
Cost of gas sold	54	55	(1)	(2)	546	367	179	49
Gross margin	$45	$43	$2	5	$200	$188	$12	6

Natural gas throughput (000's Dth):
Residential	3,047	2,803	244	9%	39,088	34,865	4,223	12%
Small general service	2,002	1,821	181	10	19,545	17,594	1,951	11
Large general service	878	853	25	3	3,661	3,231	430	13
Other	2	1	1	100	37	34	3	9
Total retail sales	5,929	5,478	451	8	62,331	55,724	6,607	12
Wholesale sales	4,187	6,312	(2,125)	(34)	17,060	20,411	(3,351)	(16)
Total sales	10,116	11,790	(1,674)	(14)	79,391	76,135	3,256	4
Gas transportation service	16,347	15,703	644	4	61,019	54,951	6,068	11
Total gas throughput	26,463	27,493	(1,030)	(4)	140,410	131,086	9,324	7

Average number of retail customers (in thousands)	721	714	7	1%	723	716	7	1%
Average revenue per retail Dth sold	$12.70	$12.57	$0.13	1%	$9.95	$8.17	$1.78	22%
Average cost of natural gas per retail Dth sold	$6.22	$6.04	$0.18	3%	$7.14	$5.22	$1.92	37%

Combined retail and wholesale average cost of natural gas per Dth sold	$5.27	$4.73	$0.54	11%	$6.87	$4.82	$2.05	43%

Heating degree days	120	61	59	97%	4,721	4,288	433	10%

Regulated gas revenue includes purchased gas adjustment clauses through which MidAmerican Energy is allowed to recover the cost of gas sold from its retail gas utility customers. Consequently, fluctuations in the cost of gas sold do not directly affect gross margin or net income because regulated gas revenue reflects comparable fluctuations through the purchased gas adjustment clauses.

For the third quarter of 2014 compared to 2013, regulated gas revenue increased due to higher recoveries of DSM program costs. An 11% increase in MidAmerican Energy's combined retail and wholesale average per-unit cost of gas sold increased regulated gas revenue and cost of gas sold by $6 million but was offset by the decrease in total sales volumes. Gas gross margin for the third quarter of 2014 increased $2 million primarily due to higher recoveries of DSM program costs.

For the first nine months of 2014, MidAmerican Energy's combined retail and wholesale average per-unit cost of gas sold increased 43%, resulting in an increase of $163 million in gas revenue and cost of gas sold compared to 2013. Additionally, the increase in total sales volumes compared to 2013 increased revenue and cost of gas sold for the first nine months of 2014. Higher DSM program costs recoveries of $2 million also increased revenue compared to 2013. The $12 million improvement in gas gross margin for the first nine months of 2014 was due to higher retail sales volumes primarily as a result of colder winter temperatures in 2014 and higher recoveries of DSM program costs.

Regulated Operating Costs and Expenses

Other operating expenses of $119 million for the third quarter of 2014 increased $16 million compared to 2013 due to $11 million of higher DSM program costs, which are matched by increases in regulated electric and gas revenue, and higher generation and transmission operations costs, partially offset by a decrease in pension and postretirement costs.

Other operating expenses of $351 million for the first nine months of 2014 increased $31 million compared to 2013 due to $15 million of higher DSM program costs, $8 million of expense resulting from a one-time refund in June 2014 to MidAmerican Energy's customers for insurance recoveries related to environmental matters, higher generation and transmission operations costs and higher electric and gas distribution costs partially due to inclement weather in 2014. The increases were partially offset by a decrease in pension and postretirement costs and the 2013 write-off of Iowa carbon reduction study costs.

Maintenance expense of $50 million for the third quarter of 2014 decreased $7 million compared to 2013 due to lower fossil-fueled generating facility and transmission maintenance costs, partially offset by higher wind-powered generating facility maintenance costs. Maintenance expense of $171 million for the first nine months of 2014 decreased $1 million compared to 2013 due to lower nuclear generating facility and transmission maintenance costs, substantially offset by higher wind-powered and fossil-fueled generating facility maintenance costs.

Depreciation and amortization expense of $88 million for the third quarter of 2014 decreased $9 million compared to 2013. For the first nine months of 2014, depreciation and amortization expense of $258 million decreased $50 million compared to 2013. The decreases were due to reductions of $18 million and $67 million for the third quarter and first nine months of 2014, respectively, compared to 2013 for the effect of changes in depreciation rates in 2013 and 2014, as discussed below, partially offset by increases resulting from utility plant additions.

Effective January 1, 2014, MidAmerican Energy revised depreciation rates for certain electric generating facilities based on the results of its 2013 Iowa electric retail rate case. The new depreciation rates reflect longer estimated useful lives for certain generating facilities. The effect of this change was to reduce depreciation and amortization expense by $50 million annually based on depreciable plant balances at the time of the change. In August 2013, MidAmerican Energy revised its depreciation rates for certain electric generating facilities based on the results of a new depreciation study. The new rates reflect longer estimated useful lives for wind-powered generating facilities placed in service in 2011 and 2012 and a lower accrual rate for the cost of removal regulatory liability related to coal-fueled generating facilities. The effect of this change was to reduce depreciation and amortization expense by $49 million annually based on depreciable plant balances at the time of the change.

Nonregulated Gross Margin

MidAmerican Energy -

	Third Quarter				First Nine Months
	2014	2013	Change		2014	2013	Change
Gross margin (in millions):
Nonregulated operating revenue	$224	$216	$8	4%	$695	$610	$85	14%
Nonregulated cost of sales	213	203	10	5	648	567	81	14
Nonregulated gross margin	$11	$13	$(2)	(15)	$47	$43	$4	9

Nonregulated electric sales (GWh)	2,709	2,636	73	3%	7,295	7,150	145	2%

Nonregulated gas sales (000's Dth)	5,377	7,548	(2,171)	(29)%	23,631	26,858	(3,227)	(12)%

For the third quarter of 2014 compared to 2013, nonregulated operating revenue and cost of sales increased due to higher prices and per-unit costs, respectively, for electric and gas sales and higher nonregulated electric sales volumes, partially offset by a decrease in nonregulated gas sales volumes. Nonregulated gross margin decreased due to a lower average margin per unit sold on nonregulated electric sales.

For the first nine months of 2014 compared to 2013, nonregulated operating revenue and cost of sales increased primarily due to higher prices and per-unit costs, respectively, for gas and electric sales. The impact of a decrease in nonregulated gas sales volumes was largely offset by an increase in nonregulated electric sales volumes. Nonregulated gross margin increased due to higher income from the portion of margins on regulated gas wholesale sales that is retained by MidAmerican Energy and higher nonregulated gas margins, primarily from the increase in price, partially offset by lower nonregulated electric margins due to the increase in per-unit cost.

MidAmerican Funding -

MidAmerican Funding's nonregulated gross margin decreased $2 million and increased $13 million for the third quarter and first nine months of 2014 compared to 2013, respectively. In addition to the factors in MidAmerican Energy's discussion above, MidAmerican Funding's nonregulated gross margin for the first nine months of 2014 increased due to two construction projects in 2014 at a nonregulated utility construction subsidiary.

Nonregulated Other Operating Expenses

MidAmerican Funding -

Nonregulated other operating expenses of $33 million for the first nine months of 2014 increased $10 million compared to 2013 primarily due to expenses related to two construction projects in 2014 at a nonregulated utility construction subsidiary.

Non-Operating Income

MidAmerican Energy -

Allowance for equity funds of $11 million for the third quarter of 2014 and $30 million for the first nine months of 2014 increased $7 million and $18 million, respectively, compared to 2013 primarily due to higher construction work-in-progress balances related to the construction of wind-powered generating facilities.

Fixed Charges

MidAmerican Energy -

Interest on long-term debt of $44 million for the third quarter of 2014 and $129 million for the first nine months of 2014 increased $8 million and $23 million, respectively, compared to 2013 due to higher interest expense from the issuance of first mortgage bonds totaling $950 million in September 2013 and $850 million in April 2014, partially offset by a decrease in interest expense from the payment in December 2013 of amounts owed for the construction of wind-powered generating facilities that were deferred in 2011 and the redemption of $350 million of 4.65% senior notes in May 2014.

Allowance for borrowed funds of $4 million for the third quarter of 2014 and $12 million for the first nine months of 2014 increased $3 million and $8 million, respectively, compared to 2013 primarily due to higher construction work-in-progress balances related to the construction of wind-powered generating facilities.

Income Tax Benefit

MidAmerican Energy -

MidAmerican Energy's income tax benefit was $37 million for the third quarter of 2014, a decrease of $6 million compared to $43 million for 2013, with an effective tax rate of (28)% for 2014 and (42)% for 2013. The decrease in income tax benefit for the third quarter of 2014 was due to higher pre-tax income, partially offset by a $2 million increase in recognized production tax credits. MidAmerican Energy's income tax benefit was $75 million for the first nine months of 2014, an increase of $2 million compared to $73 million for 2013, with an effective tax rate of (26)% for 2014 and (37)% for 2013. The increase in income tax benefit for the first nine months of 2014 was due to an increase of $26 million in recognized production tax credits, substantially offset by higher pre-tax income. The change in the effective tax rates for the third quarter and first nine months of 2014 was primarily due to higher pre-tax income, partially offset by the increase in recognized production tax credits.

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

MidAmerican Funding -

MidAmerican Funding's income tax benefit was $39 million for the third quarter of 2014, a decrease of $6 million compared to $45 million for 2013, with an effective tax rate of (30)% for 2014 and (46)% for 2013. MidAmerican Funding's income tax benefit was $80 million for the first nine months of 2014, an increase of $2 million compared to $78 million for 2013, with an effective tax rate of (29)% for 2014 and (42)% for 2013. The change in the income tax benefit and effective tax rates was due principally to the factors discussed for MidAmerican Energy.

Liquidity and Capital Resources

As of September 30, 2014, MidAmerican Energy's total net liquidity was $806 million consisting of $396 million of cash and cash equivalents and $605 million of revolving credit facilities reduced by $195 million of the revolving credit facilities reserved to support MidAmerican Energy's variable-rate tax-exempt bond obligations. As of September 30, 2014, MidAmerican Funding's total net liquidity was $811 million, including $1 million of additional cash and cash equivalents and MHC Inc.'s $4 million revolving credit facility.

Operating Activities

MidAmerican Energy's net cash flows from operating activities for the nine-month periods ended September 30, 2014 and 2013, were $683 million and $589 million, respectively. MidAmerican Funding's net cash flows from operating activities for the nine-month periods ended September 30, 2014 and 2013, were $679 million and $575 million, respectively. The increases were due to the timing of income tax cash flows with BHE, which reflect the payment in 2013 of $159 million of income tax liability generated in 2012, and higher gross margins for regulated electric and regulated gas businesses, partially offset by greater collateral requirements related to derivative positions and higher interest paid as a result of the issuance of long-term debt in September 2013. The timing of MidAmerican Energy's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods and assumptions for each payment date. MidAmerican Energy currently anticipates its income tax cash flows for 2014 to remain favorable compared to 2013 due to the timing difference noted above.

Investing Activities

MidAmerican Energy's net cash flows from investing activities for the nine-month periods ended September 30, 2014 and 2013, were $(964) million and $(588) million, respectively. MidAmerican Funding's net cash flows from investing activities for the nine-month periods ended September 30, 2014 and 2013, were $(962) million and $(588) million, respectively. Net cash flows from investing activities consist almost entirely of utility construction expenditures, which increased for 2014 principally due to expenditures for the construction of wind-powered generating facilities and Multi-Value transmission projects. As of September 30, 2014, MidAmerican Energy has placed in service 150 MW (nominal ratings) of additional wind-powered generation in 2014. Purchases and proceeds related to available-for-sale securities consist of activity within the Quad Cities Generating Station nuclear decommissioning trust.

Financing Activities

MidAmerican Energy's net cash flows from financing activities for the nine-month periods ended September 30, 2014 and 2013 were $483 million and $787 million, respectively. MidAmerican Funding's net cash flows from financing activities for the nine-month periods ended September 30, 2014 and 2013, were $486 million and $801 million, respectively. In April 2014, MidAmerican Energy issued $150 million of its 2.40% First Mortgage Bonds due March 2019, $300 million of its 3.50% First Mortgage Bonds due October 2024 and $400 million of its 4.40% First Mortgage Bonds due October 2044. The net proceeds were used for the optional redemption in May 2014 of $350 million of MidAmerican Energy's 4.65% Senior Notes due October 2014 and for general corporate purposes. In January 2013, MidAmerican Energy paid common dividends of $125 million to MHC Inc. and, in April 2013, paid $28 million for the redemption of all outstanding shares of its preferred securities. In September 2013, MidAmerican Energy issued $350 million of its 2.40% First Mortgage Bonds due March 2019, $250 million of its 3.70% First Mortgage Bonds due September 2023 and $350 million of its 4.80% First Mortgage Bonds due September 2043. MidAmerican Funding received $3 million in 2014 and paid $111 million in 2013 through its note payable with BHE.

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

In conjunction with the March 1999 merger, MidAmerican Energy committed to the IUB to use commercially reasonable efforts to maintain an investment grade rating on its long-term debt and to maintain its common equity level above 42% of total capitalization unless circumstances beyond its control result in the common equity level decreasing to below 39% of total capitalization. MidAmerican Energy must seek the approval of the IUB of a reasonable utility capital structure if MidAmerican Energy's common equity level decreases below 42% of total capitalization, unless the decrease is beyond the control of MidAmerican Energy. MidAmerican Energy is also required to seek the approval of the IUB if MidAmerican Energy's equity level decreases to below 39%, even if the decrease is due to circumstances beyond the control of MidAmerican Energy. If MidAmerican Energy's common equity level were to drop below the required thresholds, MidAmerican Energy's ability to issue debt could be restricted. As of September 30, 2014, MidAmerican Energy's common equity ratio was 50% computed on a basis consistent with its commitment.

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

MidAmerican Energy's forecasted utility construction expenditures, which exclude amounts for non-cash equity AFUDC and other non-cash items, are approximately $1.6 billion for 2014 and include:

•	$792 million for the construction of 1,006 MW (nominal ratings) of wind-powered generating facilities expected to be placed in service in 2014 and 2015.

•
$153 million for Multi-Value Projects approved by the Midcontinent Independent System Operator, Inc. for the construction of 245 miles of 345 kV transmission line located in Iowa and Illinois, with expenditures predominantly in 2014 to 2016.

•
$82 million for emissions control equipment, primarily at George Neal Energy Center Units 3 and Ottumwa Generating Station to meet air quality targets, including the reduction of sulfur dioxide, nitrogen oxides and particulate matter emissions.

•	Remaining costs primarily relate to routine expenditures for transmission, distribution, generation and other infrastructure needed to serve existing and expected demand.

In October 2014, MidAmerican Energy filed with the IUB an application for ratemaking principles related to the construction of up to 162 MW (nominal ratings) of additional wind-powered generating facilities expected to be placed in service by the end of 2015. The filing, which is subject to IUB approval, establishes a cost cap of $279 million, including AFUDC, and provides for a fixed rate of return on equity of 11.75% over the proposed 30-year useful lives of those facilities in any future Iowa rate proceeding. The cost cap ensures that as long as total costs are below the cap, the investment will be deemed prudent in any future Iowa rate proceeding. MidAmerican Energy has requested IUB approval in early 2015.

Contractual Obligations

As of September 30, 2014, there have been no material changes outside the normal course of business in MidAmerican Energy's and MidAmerican Funding's contractual obligations from the information provided in Item 7 of their Annual Report on Form 10‑K for the year ended December 31, 2013, except for the following items. As discussed in "Financing Activities" above, MidAmerican Energy issued $850 million of first mortgage bonds in April 2014 and redeemed $350 million of senior notes in May 2014. In October 2014, MidAmerican Energy entered into a contract with Siemens Energy Inc. ("Siemens") for the servicing, maintenance and repair of a majority of MidAmerican Energy's wind turbines procured from Siemens, including turbines currently under construction and turbines currently under warranty once the coverage expires. MidAmerican Energy expects to have more than 950 Siemens wind turbines in service by the end of 2015 that will be covered by the contract through June 2024.

Regulatory Matters

In March 2014, the IUB issued an order approving, with modifications, a non-unanimous settlement agreement among MidAmerican Energy, the Iowa Office of Consumer Advocate and environmental parties. The IUB order allows MidAmerican Energy to increase its base rates over approximately three years and will result in equal annualized increases in revenues of $45 million, or 3.6% over 2012, effective August 2013 and again on January 1, 2015 and 2016, for a total annualized increase of $135 million when fully implemented. In addition to an increase in base rates, the order approves the implementation of two adjustment clauses. One clause relates to retail energy production costs such as fuel, fuel transportation and the impacts of the production tax credit. The second clause relates to certain electric transmission charges. The adjustment clauses provide for recovery of these costs from customers based on MidAmerican Energy's forecasted annual costs, with the variance between actual and forecasted costs to be recovered or credited in the following year. The order also equalizes rates among MidAmerican Energy's current three pricing zones over a ten-year period. Rate equalization adjustments are revenue-neutral for MidAmerican Energy. The parties to the settlement agreement also agree not to seek or support an increase or decrease in the final base rates to become effective prior to January 1, 2018, unless MidAmerican Energy projects its return on equity for 2015, 2016 or 2017 to be below 10%. The IUB order also approves a revenue sharing mechanism that shares with MidAmerican Energy's customers 80% of revenues related to equity returns above 11% and 100% of revenues related to equity returns above 14%. The customer portion of any sharing reduces rate base. In April 2014, a number of the industrial intervenors sought rehearing on certain issues in the IUB order. The IUB granted rehearing for the purpose of reconsideration and on July 10, 2014, issued an order on rehearing that affirmed all of the economic provisions of its March 2014 order. On July 31, 2014, the IUB issued an order authorizing MidAmerican Energy to implement the new base rates and adjustment clauses effective immediately.

In December 2013, MidAmerican Energy filed a request with the Illinois Commerce Commission ("ICC") for a $22 million, or 17%, annual increase in Illinois retail electric base rates. In addition to the increase in base rates, the filing contains a request for the creation of a new adjustment clause for recovery of certain electric transmission charges to be effective with the implementation of final approved rates. On November 7, 2014, the ICC issued an order approving a retail electric base rate increase for MidAmerican Energy's Illinois customers. The order authorizes MidAmerican Energy to increase rates by $16 million, or 10%, annually and to implement the new adjustment clause for the recovery of electric transmission charges. New rates and the adjustment clause are expected to go into effect by December 1, 2014.

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

In December 2011, the D.C. Circuit issued a stay on the implementation of the CSAPR pending consideration of several petitions for review before the court, which were ultimately decided in August 2012, when the D.C. Circuit vacated the CSAPR in a 2-1 decision after it determined that the CSAPR exceeded the EPA's statutory authority. In a petition filed in October 2012, the EPA sought a full review of the CSAPR ruling by the entire D.C. Circuit. In January 2013, the D.C. Circuit denied the request. The case was appealed to the United States Supreme Court where oral arguments were heard in December 2013. The United States Supreme Court issued its decision April 29, 2014, upholding the 2011 CSAPR and reversing the D.C. Circuit's ruling, concluding that the EPA's allocation of emissions reductions in upwind states permissibly considered the cost-effectiveness of achieving downwind attainment and that the EPA has authority under the Clean Air Act to impose federal implementation plans immediately after disapproving state implementation plans. The United States Supreme Court remanded the case to the D.C. Circuit for further action. The D.C. Circuit's previous stay of the rule was lifted in October 2014 and the first phase of the rule may be implemented as early as January 2015.

MidAmerican Energy has installed emissions controls at some of its coal-fueled generating facilities to comply with the CSAPR and may purchase emissions allowances to meet a portion of its compliance obligations. The cost of these allowances is subject to market conditions at the time of purchase and historically has not been material. The full impact of the CSAPR cannot be determined until the rule is fully implemented. However, MidAmerican Energy believes that the controls installed to date are consistent with the reductions to be achieved from implementation of such a rule.

MidAmerican Energy operates natural gas-fueled generating facilities in Iowa, which are subject to the CSAPR. However, the provisions are not anticipated to have a material impact on MidAmerican Energy.

Climate Change

In June 2014, the EPA released proposed regulations to address greenhouse gas emissions from existing fossil-fueled generating facilities, referred to as the Clean Power Plan, under Section 111(d) of the Clean Air Act. The EPA's proposal calculated state-specific emission rate targets to be achieved based on four building blocks that it determined were the "Best System of Emission Reduction." The four building blocks include: (a) a 6% heat rate improvement from coal-fueled generating facilities; (b) increased utilization of existing combined-cycle natural gas-fueled generating facilities to 70%; (c) increased deployment of renewable and non-carbon generating resources; and (d) increased energy efficiency. Under the EPA's proposal, states may utilize any measure to achieve the specified emission reduction goals, with an initial implementation period of 2020-2029 and the final goal to be achieved by 2030. When fully implemented, the proposal is expected to reduce carbon dioxide emissions in the power sector to 30% below 2005 levels by 2030. The EPA is taking comment on its proposal until December 1, 2014, and is scheduled to issue final rules in June 2015. States are required to submit implementation plans by June 2016, but they may request an extension to June 2017, or June 2018 if they plan to participate in a regional compliance program. The impacts of the proposal on MidAmerican Energy cannot be determined until the EPA finalizes the proposal and the states develop their implementation plans. MidAmerican Energy has historically pursued cost-effective projects, including plant efficiency improvements, increased diversification of its generating fleet to include deployment of renewable and lower carbon generating resources, and advancement of customer energy efficiency programs.

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

In April 2014, the EPA and the United States Army Corps of Engineers issued a joint proposal to address "Waters of the United States" to clarify protection under the Clean Water Act for streams and wetlands. The proposed rule comes as a result of United States Supreme Court decisions in 2001 and 2006 that created confusion regarding jurisdictional waters that were subject to permitting under either nationwide or individual permitting requirements. As currently proposed, a variety of projects that otherwise would have qualified for streamlined permitting processes under nationwide or regional general permits will be required to undergo more lengthy and costly individual permit procedures based on an extension of waters that will be deemed jurisdictional. The public comment period has been extended on the proposal to November 14, 2014. Until the rule is finalized, MidAmerican Energy cannot determine whether projects that include construction and demolition will face more complex permitting issues, higher costs or increased requirements for compensatory mitigation.

Collateral and Contingent Features

Debt securities of MidAmerican Energy are rated by credit rating agencies. Assigned credit ratings are based on each rating agency's assessment of MidAmerican Energy's ability to, in general, meet the obligations of its issued debt securities. The credit ratings are not a recommendation to buy, sell or hold securities, and there is no assurance that a particular credit rating will continue for any given period of time. As of September 30, 2014, MidAmerican Energy's credit ratings for its senior secured debt and its issuer credit ratings for senior unsecured debt from the three recognized credit rating agencies were investment grade.

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

In accordance with industry practice, certain wholesale agreements, including derivative contracts, contain credit support provisions that in part base MidAmerican Energy's collateral requirements on its credit ratings for senior unsecured debt as reported by one or more of the three recognized credit rating agencies. These agreements may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance," or in some cases terminate the contract, in the event of a material adverse change in MidAmerican Energy's creditworthiness. These rights can vary by contract and by counterparty. If all credit-risk-related contingent features or adequate assurance provisions for these agreements had been triggered as of September 30, 2014, MidAmerican Energy would have been required to post $132 million of additional collateral. MidAmerican Energy's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors. Refer to Note 7 of Notes to Financial Statements in Item 1 of this Form 10-Q for a discussion of MidAmerican Energy's collateral requirements specific to its derivative contracts.

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

For quantitative and qualitative disclosures about market risk affecting MidAmerican Energy and MidAmerican Funding, see Item 7A of their Annual Report on Form 10-K for the year ended December 31, 2013. MidAmerican Energy's and MidAmerican Funding's exposure to market risk and their management of such risk has not changed materially since December 31, 2013. Refer to Note 7 of Notes to Financial Statements in Item 1 of this Form 10-Q for disclosure of MidAmerican Energy's derivative positions as of September 30, 2014.

Item 4.	Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, the Company (MidAmerican Energy or MidAmerican Funding, as applicable) carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, the Company's management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms, and is accumulated and communicated to management, including the Company's Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company's internal control over financial reporting during the quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

MIDAMERICAN FUNDING, LLC
MIDAMERICAN ENERGY COMPANY
(Registrants)

Date: November 7, 2014	/s/ Thomas B. Specketer
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

101
The following financial information from MidAmerican Energy's and MidAmerican Funding's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, is formatted in XBRL (eXtensible Business Reporting Language) and included herein: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged in summary and detail.