Form 10-K
period 2014-12-31
MIDAMERICAN ENERGY CO; MIDAMERICAN FUNDING LLC
filed 2015-03-02
CIK 928576, 1098296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

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
Yes ☐    No ☒

All of the member's equity of MidAmerican Funding, LLC is held by its parent company, Berkshire Hathaway Energy Company, as of January 31, 2015.

All common stock of MidAmerican Energy Company is held by its parent company, MHC Inc., which is a direct, wholly owned subsidiary of MidAmerican Funding, LLC. As of January 31, 2015, 70,980,203 shares of MidAmerican Energy Company common stock, without par value, were outstanding.

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

MidAmerican Funding is an Iowa limited liability company whose sole member is BHE. BHE, a holding company that owns subsidiaries principally engaged in energy businesses, is a consolidated subsidiary of Berkshire Hathaway. MidAmerican Funding, a holding company, owns all of the outstanding common stock of MHC, which is a holding company owning all of the common stock of MidAmerican Energy; Midwest Capital Group, Inc. ("Midwest Capital"); and MEC Construction Services Co. ("MEC Construction"). MidAmerican Energy is a public utility company headquartered in Des Moines, Iowa, and incorporated in the state of Iowa. MHC, MidAmerican Funding and BHE are also headquartered in Des Moines, Iowa.

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

As of December 31, 2014, MidAmerican Funding and its subsidiaries had approximately 3,600 employees.

MIDAMERICAN ENERGY

MidAmerican Energy is a public utility company headquartered in Iowa that serves 0.7 million regulated retail electric customers in portions of Iowa, Illinois and South Dakota and 0.7 million regulated retail and transportation natural gas customers in portions of Iowa, South Dakota, Illinois and Nebraska. MidAmerican Energy is principally engaged in the business of generating, transmitting, distributing and selling electricity and in distributing, selling and transporting natural gas. MidAmerican Energy's service territory covers approximately 11,000 square miles. Metropolitan areas in which MidAmerican Energy distributes electricity at retail include Council Bluffs, Des Moines, Fort Dodge, Iowa City, Sioux City and Waterloo, Iowa; and the Quad Cities (Davenport and Bettendorf, Iowa and Rock Island, Moline and East Moline, Illinois). Metropolitan areas in which it distributes natural gas at retail include Cedar Rapids, Des Moines, Fort Dodge, Iowa City, Sioux City and Waterloo, Iowa; the Quad Cities; and Sioux Falls, South Dakota. MidAmerican Energy has a diverse customer base consisting of urban and rural residential customers and a variety of commercial and industrial customers. Principal industries served by MidAmerican Energy include processing and sales of food products; manufacturing, processing and fabrication of primary metals; farm and other non-electrical machinery; real estate; electronic data storage; cement and gypsum products; and government. In addition to retail sales and natural gas transportation, MidAmerican Energy sells electricity principally to markets operated by RTOs and natural gas to other utilities and market participants on a wholesale basis. MidAmerican Energy is a transmission-owning member of the MISO and participates in its energy and ancillary services markets.

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

MidAmerican Energy had total assets of $13.3 billion as of December 31, 2014, and total operating revenue of $3.7 billion for 2014. Financial information on MidAmerican Energy's segments of business is disclosed in Note 19 of Notes to Financial Statements in Item 8 of this Form 10-K.

The percentages of MidAmerican Energy's operating revenue and net income derived from the following business activities for the years ended December 31 were as follows:

	2014	2013	2012
Operating revenue:
Regulated electric	48%	52%	52%
Regulated gas	27	24	20
Nonregulated energy	25	24	28
	100%	100%	100%

Net income:
Regulated electric	86%	84%	84%
Regulated gas	10	12	8
Nonregulated energy	4	4	8
	100%	100%	100%

As of December 31, 2014, MidAmerican Energy had approximately 3,600 employees, of which approximately 1,500 were covered by union contracts. MidAmerican Energy has three separate contracts with locals of the International Brotherhood of Electrical Workers ("IBEW") and the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union. A contract with the IBEW covering substantially all of the union employees expires April 30, 2017.

Regulated Electric Operations

Customers

The GWh and percentages of electricity sold to retail customers by jurisdiction for the years ended December 31 were as follows:

	2014		2013		2012

Iowa	20,585	90%	20,217	90%	19,678	90%
Illinois	1,975	9	2,015	9	2,038	9
South Dakota	217	1	220	1	208	1
	22,777	100%	22,452	100%	21,924	100%

Electricity sold to retail and wholesale customers by class of customer and the average number of retail customers for the years ended December 31 were as follows:

	2014		2013		2012
GWh sold:
Residential	6,429	20%	6,572	20%	6,345	19%
Small general service(1)	4,084	12	4,265	13	4,175	13
Large general service(2)	10,642	33	10,001	31	9,805	30
Other	1,622	5	1,614	5	1,599	5
Total retail	22,777	70	22,452	69	21,924	67
Wholesale	9,716	30	10,226	31	10,961	33
Total GWh sold	32,493	100%	32,678	100%	32,885	100%

Average number of retail customers (in thousands):
Residential	643	86%	637	86%	633	86%
Small general service(1)	87	12	86	12	85	12
Large general service(2)	2	—	2	—	2	—
Other	14	2	14	2	14	2
Total	746	100%	739	100%	734	100%

(1)	Generally includes commercial and industrial customers with a demand of 200 kilowatts or less.

(2)	Generally includes commercial and industrial customers with a demand of more than 200 kilowatts.
In addition to the variations in weather from year to year, fluctuations in economic conditions within the service territory and elsewhere can impact customer usage, particularly for industrial and wholesale customers. Wholesale sales are impacted by market prices for energy relative to the incremental cost to generate power.

There are seasonal variations in MidAmerican Energy's electricity sales that are principally related to the use of electricity for air conditioning and the related effects of weather. Additionally, electricity sales are priced higher in the summer months compared to the remaining months of the year. As a result, approximately 40% of MidAmerican Energy's regulated electric revenue is reported in the months of June, July, August and September.

The annual hourly peak demand on MidAmerican Energy's electric system usually occurs as a result of air conditioning use during the cooling season. Peak demand represents the highest demand on a given day and at a given hour. On July 21, 2014, retail customer usage of electricity caused an hourly peak demand of 4,366 MW on MidAmerican Energy's electric distribution system, which is 386 MW less than the record hourly peak demand of 4,752 MW set July 19, 2011.

Generating Facilities and Fuel Supply

MidAmerican Energy has ownership interest in a diverse portfolio of generating facilities. The following table presents certain information regarding MidAmerican Energy's owned generating facilities as of December 31, 2014:

			Year	Facility Net	Net Owned
Generating Facility	Location	Energy Source	Installed	Capacity (MW)(1)	Capacity (MW)(1)
COAL:
George Neal Unit No. 1(2)	Sergeant Bluff, IA	Coal	1964	135	135
George Neal Unit No. 2(2)	Sergeant Bluff, IA	Coal	1972	259	259
George Neal Unit No. 3	Sergeant Bluff, IA	Coal	1975	508	366
George Neal Unit No. 4	Salix, IA	Coal	1979	644	262
Louisa	Muscatine, IA	Coal	1983	742	653
Ottumwa	Ottumwa, IA	Coal	1981	718	373
Riverside Unit No. 5(2)	Bettendorf, IA	Coal	1961	124	124
Walter Scott, Jr. Unit No. 1(2)	Council Bluffs, IA	Coal	1954	39	39
Walter Scott, Jr. Unit No. 2(2)	Council Bluffs, IA	Coal	1958	85	85
Walter Scott, Jr. Unit No. 3	Council Bluffs, IA	Coal	1978	714	565
Walter Scott, Jr. Unit No. 4	Council Bluffs, IA	Coal	2007	810	483
				4,778	3,344
NATURAL GAS AND OTHER:
Greater Des Moines	Pleasant Hill, IA	Gas	2003-2004	485	485
Coralville	Coralville, IA	Gas	1970	65	65
Electrifarm	Waterloo, IA	Gas or Oil	1975-1978	188	188
Moline	Moline, IL	Gas	1970	64	64
Parr(3)	Charles City, IA	Gas	1969	17	17
Pleasant Hill	Pleasant Hill, IA	Gas or Oil	1990-1994	161	161
River Hills	Des Moines, IA	Gas	1966-1967	122	122
Sycamore	Johnston, IA	Gas or Oil	1974	148	148
28 portable power modules	Various	Oil	2000	56	56
				1,306	1,306
WIND:
Adair	Adair, IA	Wind	2008	175	175
Carroll	Carroll, IA	Wind	2008	150	150
Century	Blairsburg, IA	Wind	2005-2008	200	200
Charles City	Charles City, IA	Wind	2008	75	75
Eclipse	Adair, IA	Wind	2012	200	200
Intrepid	Schaller, IA	Wind	2004-2005	176	176
Laurel	Laurel, IA	Wind	2011	120	120
Lundgren	Otho, IA	Wind	2014	250	250
Macksburg	Macksburg, IA	Wind	2014	119	119
Morning Light	Adair, IA	Wind	2012	100	100
Pomeroy	Pomeroy, IA	Wind	2007-2011	286	286
Rolling Hills	Massena, IA	Wind	2011	443	443
Victory	Westside, IA	Wind	2006	99	99
Vienna	Marshalltown, IA	Wind	2012-2013	150	150
Walnut	Walnut, IA	Wind	2008	150	150
Wellsburg	Wellsburg, IA	Wind	2014	139	139
				2,832	2,832
NUCLEAR:
Quad Cities Unit Nos. 1 and 2	Cordova, IL	Uranium	1972	1,816	454

HYDROELECTRIC:
Moline Unit Nos. 1-4(3)	Moline, IL	Hydroelectric	1941	2	2

Total Available Generating Capacity				10,734	7,938

PROJECTS UNDER CONSTRUCTION
Various wind projects(4)				625	625
				11,359	8,563

(1)
Facility Net Capacity represents the lesser of nominal ratings or any limitations under applicable interconnection, power purchase or other agreements for intermittent resources and the total net dependable capability available during summer conditions for all other units. An intermittent resource's nominal rating is the manufacturer's contractually specified capability under specified conditions.Net Owned Capacity indicates MidAmerican Energy's ownership of Facility Net Capacity.

(2)
MidAmerican Energy currently anticipates retiring Walter Scott, Jr. Unit Nos. 1 and 2 by April 15, 2015, and George Neal Unit Nos. 1 and 2 by April 15, 2016. Additionally, MidAmerican Energy currently plans to limit Riverside Unit No. 5 to natural gas combustion by March 31, 2015. Refer to "Environmental Laws and Regulations" in Item 7 of this Form 10-K for further discussion.

(3)	One of the two 17-MW Parr units and two of the Moline hydroelectric units were out of service and not accredited by the MISO in 2014.

(4)	Wind projects under construction includes 150 MW related to a project under development as of December 31, 2014.
The following table shows the percentages of MidAmerican Energy's total energy supplied by energy source for the years ended December 31:

	2014	2013	2012

Coal	55%	55%	58%
Nuclear	12	12	11
Natural gas	—	1	2
Wind and other(1)	24	22	19
Total energy generated	91	90	90
Energy purchased - short-term contracts and other	7	9	8
Energy purchased - long-term contracts (renewable)(1)	1	—	1
Energy purchased - long-term contracts (non-renewable)	1	1	1
	100%	100%	100%

(1)
All or some of the renewable energy attributes associated with generation from these generating facilities and purchases may be: (a) used in future years to comply with renewable portfolio standards or other regulatory requirements, (b) sold to third parties in the form of renewable energy credits or other environmental commodities or (c) excluded from energy purchased.

MidAmerican Energy is required to have resources available to continuously meet its customer needs. The percentage of MidAmerican Energy's energy supplied by energy source varies from year to year and is subject to numerous operational and economic factors such as planned and unplanned outages, fuel commodity prices, fuel transportation costs, weather, environmental considerations, transmission constraints, and wholesale market prices of electricity. When factors for one energy source are less favorable, MidAmerican Energy must place more reliance on other energy sources. For example, MidAmerican Energy can generate more electricity using its low cost wind-powered generating facilities when factors associated with these facilities are favorable. When factors associated with wind resources are less favorable, MidAmerican Energy must increase its reliance on more expensive generation or purchased electricity. MidAmerican Energy manages certain risks relating to its supply of electricity and fuel requirements by entering into various contracts, which may be accounted for as derivatives, which may include forwards, futures, options, swaps and other agreements. Refer to "General Regulation" in this Item 1 for a discussion of energy cost recovery by jurisdiction and to Item 7A in this Form 10-K for a discussion of commodity price risk and derivative contracts.

All of the coal-fueled generating facilities operated by MidAmerican Energy are fueled by low-sulfur, western coal from the Powder River Basin in northeast Wyoming. MidAmerican Energy's coal supply portfolio includes multiple suppliers and mines under short-term and multi-year agreements of varying terms and quantities through 2018. MidAmerican Energy believes supply from these sources is presently adequate and available to meet MidAmerican Energy's needs. MidAmerican Energy's coal supply portfolio has substantially all of its expected 2015 requirements under fixed-price contracts. MidAmerican Energy regularly monitors the western coal market for opportunities to enhance its coal supply portfolio.

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

MidAmerican Energy is a 25% joint owner of Quad Cities Generating Station Units 1 and 2 ("Quad Cities Station"), a nuclear power plant. Exelon Generation Company, LLC ("Exelon Generation"), the 75% joint owner and the operator of Quad Cities Station, is a subsidiary of Exelon Corporation. Approximately one-third of the nuclear fuel assemblies in each reactor core at Quad Cities Station is replaced every 24 months. MidAmerican Energy has been advised by Exelon Generation that the following requirements for Quad Cities Station can be met under existing supplies or commitments: uranium requirements through 2018 and partial requirements through 2020; uranium conversion requirements through 2020 and partial requirements through 2021; enrichment requirements through 2017 and partial requirements through 2028; and fuel fabrication requirements through 2022. MidAmerican Energy has been advised by Exelon Generation that it does not anticipate it will have difficulty in contracting for uranium, uranium conversion, enrichment or fabrication of nuclear fuel needed to operate Quad Cities Station during these time periods.

MidAmerican Energy uses natural gas and oil as fuel for intermediate and peak demand electric generation, igniter fuel, transmission support and standby purposes. These sources are presently in adequate supply and available to meet MidAmerican Energy's needs.

MidAmerican Energy owns more wind-powered generating capacity than any other United States rate-regulated electric utility and believes wind-powered generation offers a viable, economical and environmentally prudent means of supplying electricity and complying with laws and regulations. Pursuant to ratemaking principles approved by the IUB, all of MidAmerican Energy's wind-powered generating facilities in service at December 31, 2014, are authorized to earn a fixed rate of return on equity over their useful lives ranging from 11.625% to 12.2% in any future Iowa rate proceeding. Renewable resources have low to no emissions and require little or no fossil fuel. MidAmerican Energy's wind-powered generating facilities are eligible for federal renewable electricity production tax credits for 10 years from the date the facilities are placed in service. Production tax credits for MidAmerican Energy's wind-powered generating facilities currently in service began expiring in late 2014, with final expiration in 2024.

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

MidAmerican Energy's total net generating capability accredited by MISO in the summer of 2014 was 5,406 MW, including a reduction for 75 MW of net capacity sales. Accredited net generating capability represents the amount of generation available to meet the requirements of MidAmerican Energy's retail customers and consists of MidAmerican Energy-owned generation, certain customer "behind the meter" generators and the net amount of capacity purchases and sales. Accredited capacity may vary from the nominal, or design, capacity ratings, particularly for wind turbines whose output is dependent upon wind levels at any given time. Additionally, the actual amount of generating capacity available at any time may be less than the accredited capacity due to regulatory restrictions, transmission constraints, fuel restrictions and generating units being temporarily out of service for inspection, maintenance, refueling, modifications or other reasons. MidAmerican Energy's accredited capability currently exceeds MISO's minimum requirements.

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

Regulated Natural Gas Operations

MidAmerican Energy is engaged in the procurement, transportation, storage and distribution of natural gas for customers in its service territory. MidAmerican Energy purchases natural gas from various suppliers and contracts with interstate natural gas pipelines for transportation of the gas to MidAmerican Energy's service territory and for storage and balancing services. MidAmerican Energy sells natural gas and delivery services to end-use customers on its distribution system; sells natural gas to other utilities, municipalities and energy marketing companies; and transports natural gas through its distribution system for end-use customers who have independently secured their supply of natural gas. During 2014, 48% of the total natural gas delivered through MidAmerican Energy's distribution system was associated with transportation service.

Customers

The percentages of natural gas sold to retail customers by jurisdiction for the years ended December 31 were as follows:

	2014	2013	2012

Iowa	77%	76%	76%
South Dakota	12	13	13
Illinois	10	10	10
Nebraska	1	1	1
	100%	100%	100%

The percentages of natural gas sold to retail and wholesale customers by class of customer, total Dth of natural gas sold, total Dth of transportation service and the average number of retail customers for the years ended December 31 were as follows:

	2014	2013	2012

Residential	49%	46%	41%
Small general service(1)	24	24	21
Large general service(1)	5	4	5
Total retail	78	74	67
Wholesale(2)	22	26	33
	100%	100%	100%

Total Dth of natural gas sold (in thousands)	115,209	115,857	99,453
Total Dth of transportation service (in thousands)	82,314	78,208	73,675
Total average number of retail customers (in thousands)	726	719	714

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

On January 6, 2014, MidAmerican Energy recorded its all-time highest peak-day delivery through its distribution system of 1,281,762 Dth. This peak-day delivery consisted of 69% traditional retail sales service and 31% transportation service. MidAmerican Energy's 2014/2015 winter heating season peak-day delivery as of February 6, 2015, was 1,128,779 Dth reached on January 7, 2015. This preliminary peak-day delivery consisted of 70% traditional retail sales service and 30% transportation service. The supply sources used by MidAmerican Energy to meet the deliveries to its traditional retail sales service customers on January 7, 2015, were as follows:

	Thousands	Percent
	of	of
	Dth	Total

Interstate pipeline supply	528	67%
Leased pipeline storage	233	30
MidAmerican Energy LNG facilities	24	3
	785	100%

Fuel Supply and Capacity

MidAmerican Energy uses several strategies designed to maintain a reliable natural gas supply and reduce the impact of volatility in natural gas prices on its regulated retail natural gas customers. These strategies include the purchase of a geographically diverse supply portfolio from producers and third party energy marketing companies, the use of leased storage and LNG peaking facilities, the use of financial derivatives to fix the price on a portion of the anticipated natural gas requirements of MidAmerican Energy's customers and the maintenance of regulatory arrangements to share savings and costs with customers. Refer to "General Regulation" in this Item 1 for a discussion of purchased gas adjustment clauses ("PGA") and to Item 7A in this Form 10-K for a discussion of commodity price risk and derivative contracts.

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

Demand-side Management

MidAmerican Energy has provided a comprehensive set of DSM programs to its Iowa electric and gas customers since 1990 and to customers in its other jurisdictions in more recent years. The programs are designed to reduce energy consumption and more effectively manage when energy is used, including management of seasonal peak loads. Current programs offer services to customers such as energy engineering audits and information on how to improve the efficiency of their homes and businesses. To assist customers in investing in energy efficiency, MidAmerican Energy offers rebates or incentives encouraging the purchase and installation of high-efficiency equipment such as lighting, heating and cooling equipment, weatherization, motors, process equipment and systems, as well as incentives for efficient construction. Incentives are also paid to residential customers who participate in the air conditioner load control program and nonresidential customers who participate in the nonresidential load management program. Although subject to prudence reviews, state regulations allow for contemporaneous recovery of costs incurred for the DSM programs through state-specific energy efficiency service charges paid by all retail electric and gas customers. During 2014, $106 million was expended on MidAmerican Energy's DSM programs resulting in estimated first-year energy savings of 261,000 MWh of electricity and 653,000 Dth of natural gas and an estimated peak load reduction of 319 MW of electricity and 7,345 Dth per day of natural gas.

Nonregulated Energy Operations

MidAmerican Energy has nonregulated energy operations that consist of competitive electricity and natural gas retail sales and gas income-sharing arrangements. Nonregulated electric activities predominantly include sales to retail customers in Illinois, Texas, Ohio, Maryland and other states that allow customers to choose their energy supplier. Nonregulated gas activities predominantly include sales to retail customers in Iowa and Illinois. For its nonregulated retail energy activities, MidAmerican Energy purchases electricity and natural gas from producers and third party energy marketing companies and sells it directly to commercial, industrial and governmental end-users. MidAmerican Energy does not own nonregulated electricity or natural gas production assets but hedges its contracted sales obligations either with physical supply arrangements or financial products. As of December 31, 2014, MidAmerican Energy had contracts in place for the sale of electricity totaling 17,460,000 MWh with a weighted average life of 2.1 years and natural gas totaling 24,411,000 Dth with a weighted average life of 1.5 years. In addition, MidAmerican Energy manages natural gas supplies for a number of smaller commercial end-users, which includes the sale of natural gas to these customers to meet their supply requirements. Refer to Item 7A in this Form 10-K for a discussion of commodity price risk and derivative contracts.

The percentages of electricity sold to nonregulated retail customers by state for the years ended December 31 were as follows:

	2014	2013	2012

Illinois	58%	71%	73%
Texas	17	16	13
Ohio	10	3	2
Maryland	8	6	9
Other	7	4	3
	100%	100%	100%

The percentages of natural gas sold to nonregulated customers by state for the years ended December 31 were as follows:

	2014	2013	2012

Iowa	87%	89%	89%
Illinois	8	7	7
Other	5	4	4
	100%	100%	100%

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

Historically, state regulatory commissions have established retail electric and natural gas rates on a cost-of-service basis, which are designed to allow MidAmerican Energy an opportunity to recover what each state regulatory commission deems to be reasonable costs of providing services, including a fair opportunity to earn a reasonable return on its investments based on its cost of debt and equity. Retail electric rates are generally based on the cost of providing traditional bundled services, including generation, transmission and distribution services. In addition to return on investment, MidAmerican Energy's cost of service generally reflects a representative level of prudent expenses, including cost of sales, operating expense, depreciation and amortization, and income and other tax expense, reduced by wholesale electricity and other revenue. The allowed operating expenses are typically based on actual historical costs adjusted for known and measurable or forecasted changes. State regulatory commissions may adjust cost of service for various reasons, including pursuant to a review of: (a) MidAmerican Energy's revenue and expenses during a defined test period and (b) MidAmerican Energy's level of investment. State regulatory commissions typically have the authority to review and change rates on their own initiative; however, they may also initiate reviews at the request of MidAmerican Energy, utility customers or organizations representing groups of customers. MidAmerican Energy and such parties, however, may agree with one another not to request a review of or changes to rates for a specified period of time.

Except for Illinois, MidAmerican Energy has an exclusive right to serve retail customers within its service territories and, in turn, has an obligation to provide service to those customers. In Illinois, state law has established a competitive environment so that all Illinois customers are free to choose their retail service supplier. For customers that choose an alternative retail energy supplier, MidAmerican Energy continues to have an ongoing obligation to deliver the supplier's energy to the retail customer. MidAmerican Energy bills the retail customer for such delivery services. MidAmerican Energy also has an obligation to serve customers at regulated cost-based rates and has a continuing obligation to serve customers who have not selected a competitive electricity provider. To date, there has been no significant loss of customers in Illinois. Also, MidAmerican Energy is evaluating how best to integrate distributed generation resources into its service and rate design, including considering such factors as maintaining high levels of customer safety and service reliability, minimizing adverse cost impacts and fairly allocating costs among all customers.

Iowa law permits rate-regulated utilities to seek ratemaking principles with the IUB prior to the construction of certain types of new generating facilities. Pursuant to this law, MidAmerican Energy has applied for and obtained IUB ratemaking principles orders for a 484-MW (MidAmerican Energy's share) coal-fueled generating facility, a 495-MW combined cycle natural gas-fueled generating facility and 2,285 MW (nominal ratings) of wind-powered generating facilities in service as of December 31, 2014, excluding the wind-powered generating facilities discussed below. These ratemaking principles authorize a fixed rate of return on equity for the respective generating facilities over the regulatory life of the facilities. As of December 31, 2014, these generating facilities totaled $3.3 billion, or 32%, of utility plant, net and were subject to these ratemaking principles at a weighted average return on equity of 12.0% with a weighted average remaining life of 22 years.

Additionally, in August 2013, the IUB approved ratemaking principles related to the construction of up to 1,050 MW (nominal ratings) of wind-powered generating facilities, 555 MW (nominal ratings) of which were in-service as of December 31, 2014, and are not reflected in the determination of MidAmerican Energy's Iowa retail electric base rates implemented in July 2014. The ratemaking principles establish a cost cap of $1.9 billion, including AFUDC, for the construction of 1,050 MW (nominal ratings) of wind-powered generating facilities and provide for a fixed rate of return on equity of 11.625% over the proposed 30-year useful lives of those facilities in any future Iowa rate proceeding. Until such time as these generation assets are reflected in rates, and ceasing thereafter, MidAmerican Energy will reduce its Iowa energy adjustment clause recoveries by $3 million in 2015, $7 million in 2016 and $10 million for each calendar year thereafter. In February 2015, the IUB approved ratemaking principles related to the construction of up to 162 MW (nominal ratings) of wind-powered generating facilities expected to be placed in service by the end of 2015. The ratemaking principles establish a cost cap of $243 million, including AFUDC, and provide for a fixed rate of return on equity of 11.5% over the proposed 30-year useful lives of those facilities in any future Iowa rate proceeding. Until such time as these generation assets are reflected in rates, and ceasing thereafter, MidAmerican Energy will reduce its Iowa energy adjustment clause recoveries by $2 million per year. The cost caps ensure that, as long as the total costs of each project are below the respective cap, the investment will be deemed prudent in any future Iowa rate proceeding.

In July 2014, the IUB issued an order approving new retail electric base rates for MidAmerican Energy's Iowa customers. The order allows MidAmerican Energy to increase its base rates over approximately three years and will result in equal annualized increases in revenues of $45 million, or 3.6% over 2012, effective August 2013 and again on January 1, 2015 and 2016, for a total annualized increase of $135 million when fully implemented. In addition to an increase in base rates, the order approves the implementation of two new adjustment clauses. One clause relates to retail energy production costs such as fuel, fuel transportation and the impacts of the production tax credit. The second clause relates to certain electric transmission charges. The adjustment clauses provide for recovery of these costs from customers based on MidAmerican Energy's forecasted annual costs, with the variance between actual and forecasted costs to be recovered or credited in the following year. The order also approves seasonal pricing that results in a greater difference between higher base rates in effect for June through September and base rates applicable to the remaining months of the year, which MidAmerican Energy expects will shift an additional 15-25% of annual earnings into the June through September period. Additionally, the order approves a revenue sharing mechanism that shares with MidAmerican Energy's customers 80% of revenues related to equity returns above 11% and 100% of revenues related to equity returns above 14%. The customer portion of any sharing reduces rate base. The changes in seasonal pricing, adjustment clauses and new revenue sharing mechanism were effective with final base rates. MidAmerican Energy and the OCA have agreed not to seek or support an increase or decrease in the final base rates to become effective prior to January 1, 2018, unless MidAmerican Energy projects its return on equity for 2015, 2016 or 2017 to be below 10%.

In November 2014, the ICC issued an order approving a retail electric base rate increase for MidAmerican Energy's Illinois customers. The order authorizes MidAmerican Energy to increase rates by $16 million, or 10%, annually and to implement a new adjustment clause for the recovery of certain electric transmission charges. New rates and the adjustment clause were effective in December 2014.

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

South Dakota law authorizes the SDPUC to suspend new rates for up to six months during the pendency of rate proceedings; however, a utility may implement all or a portion of the proposed new rates six months after the filing of a request for a rate increase subject to refund pending a final order in the proceeding.

Effective with the new Iowa electric retail rates in July 2014, MidAmerican Energy has an energy cost adjustment mechanism in Iowa. Accordingly, under its current Iowa, Illinois and South Dakota electric tariffs, MidAmerican Energy is allowed to recover fluctuations in electric energy costs for its retail electric generation through fuel, or energy, cost adjustment mechanisms. The Iowa mechanism also includes production tax credits associated with wind-powered generation placed in-service prior to 2013. Eligibility for production tax credits associated with MidAmerican Energy's earliest projects began expiring in 2014. Additionally, effective with the new electric retail rates in Iowa and Illinois in July and December 2014, respectively, MidAmerican Energy has transmission adjustment clauses to recover certain transmission charges related to retail customers in those jurisdictions. The adjustment mechanisms reduce the regulatory lag for the recovery of energy and transmission costs related to retail electric customers in these jurisdictions.

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

Wholesale Electricity and Capacity

The FERC regulates MidAmerican Energy's rates charged to wholesale customers for electricity and transmission capacity and related services. MidAmerican Energy's wholesale electricity sales and purchases occur under market-based pricing allowed by the FERC and are therefore subject to market volatility. MidAmerican Energy's authority to sell electricity in wholesale electricity markets at market-based rates is subject to triennial reviews conducted by the FERC. During such reviews, MidAmerican Energy must demonstrate a lack of market power over sales of wholesale electricity and electric generation capacity in its market area. MidAmerican Energy's most recent triennial filings were submitted in June 2014 for the FERC-defined Northeast Region and December 2014 for the FERC-defined Central Region. The June 2014 triennial filing was accepted by the FERC in January 2015, and the December 2014 triennial filing is pending before the FERC. The filings demonstrated that MidAmerican Energy satisfied the FERC's requirements for market-based rate authority. Under the FERC's market-based rules, MidAmerican Energy must also file with the FERC a notice of change in status when there is a significant change in the conditions that the FERC relied upon in granting market-based rate authority.

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

MidAmerican Energy has approval from the MISO for four Multi-Value Projects ("MVPs") located in Iowa and Illinois that will add approximately 245 miles of 345 kV transmission line to MidAmerican Energy's transmission system. The MISO OATT allows for broad cost allocation for MidAmerican Energy's MVPs, including similar MVPs of other MISO participants. Accordingly, a significant portion of the revenue requirement associated with MidAmerican Energy's MVP investments will be shared with other MISO participants based on the MISO's cost allocation methodology, and a portion of the revenue requirement of the other participants' MVPs will be allocated to MidAmerican Energy. Additionally, MidAmerican Energy has approval from the FERC to include 100% of construction work in progress in the determination of rates for its MVPs and to use a forward-looking rate structure for all of its transmission investments and costs. The transmission assets and financial results of MidAmerican Energy's MVPs are excluded from the determination of its retail electric rates.

The FERC has established an extensive number of mandatory reliability standards developed by the North American Electric Reliability Corporation ("NERC"), including planning and operations and critical infrastructure protection standards. Compliance, enforcement and monitoring oversight of these standards is carried out by the FERC, the NERC and the Midwest Reliability Organization for MidAmerican Energy.

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

Under the Nuclear Waste Policy Act of 1982 ("NWPA"), the U.S. Department of Energy ("DOE") is responsible for the selection and development of repositories for, and the permanent disposal of, spent nuclear fuel and high-level radioactive wastes. Exelon Generation, as required by the NWPA, signed a contract with the DOE under which the DOE was to receive spent nuclear fuel and high-level radioactive waste for disposal beginning not later than January 1998. The DOE did not begin receiving spent nuclear fuel on the scheduled date and remains unable to receive such fuel and waste. The costs to be incurred by the DOE for disposal activities were previously being financed by fees charged to owners and generators of the waste. In accordance with a 2013 ruling by the United States Court of Appeals for the District of Columbia Circuit, the DOE, in May 2014, provided notice that, effective May 16, 2014, the spent nuclear fuel disposal fee would be zero. In 2004, Exelon Generation reached a settlement with the DOE concerning the DOE's failure to begin accepting spent nuclear fuel in 1998. As a result, Quad Cities Station has been billing the DOE, and the DOE is obligated to reimburse the station for all station costs incurred due to the DOE's delay. Exelon Generation has completed construction of an interim spent fuel storage installation ("ISFSI") at Quad Cities Station to store spent nuclear fuel in dry casks in order to free space in the storage pool. The first pad at the ISFSI is expected to facilitate storage of casks to support operations at Quad Cities Station until at least 2020. The first storage in a dry cask commenced in November 2005. By 2020, Exelon Generation plans to add a second pad to the ISFSI to accommodate storage of spent nuclear fuel through the end of operations at Quad Cities Station.

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

Exelon Generation purchases private market nuclear liability insurance for Quad Cities Station in the maximum available amount of $375 million, which includes coverage for MidAmerican Energy's ownership. In accordance with Price-Anderson, excess liability protection above that amount is provided by a mandatory industry-wide Secondary Financial Protection program under which the licensees of nuclear generating facilities could be assessed for liability incurred due to a serious nuclear incident at any commercial nuclear reactor in the United States. Currently, MidAmerican Energy's aggregate maximum potential share of an assessment for Quad Cities Station is approximately $64 million per incident, payable in installments not to exceed $10 million annually.

The property insurance covers property damage, stabilization and decontamination of the facility, disposal of the decontaminated material and premature decommissioning arising out of a covered loss. For Quad Cities Station, Exelon Generation purchases primary and excess property insurance protection for the combined interests in Quad Cities Station, with coverage limits totaling $2.1 billion. MidAmerican Energy also directly purchases extra expense coverage for its share of replacement power and other extra expenses in the event of a covered accidental outage at Quad Cities Station. The property and related coverages purchased directly by MidAmerican Energy and by Exelon Generation, which includes the interests of MidAmerican Energy, are underwritten by an industry mutual insurance company and contain provisions for retrospective premium assessments to be called upon based on the industry mutual board of directors' discretion for adverse loss experience. Currently, the maximum retrospective amounts that could be assessed against MidAmerican Energy from industry mutual policies for its obligations associated with Quad Cities Station total $8 million.

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

MIDWEST CAPITAL

Midwest Capital is a wholly owned nonregulated subsidiary of MHC with total assets of $4 million as of December 31, 2014. Midwest Capital's primary activity is the management of utility service area investments to support economic development. Midwest Capital's principal interest is Dakota Dunes, a 1,920-acre planned residential and commercial development in southeastern South Dakota. The major construction phase of the planned community is complete, and the marketing phase to sell developed residential and commercial lots is in progress. As of December 31, 2014, 75% of the development available for sale had been sold.

Item 1A.	Risk Factors

MidAmerican Energy and MidAmerican Funding are subject to numerous risks and uncertainties, including, but not limited to, those described below. Careful consideration of these risks, together with all of the other information included in this Form 10‑K and the other public information filed by MidAmerican Energy and MidAmerican Funding, should be made before making an investment decision. Additional risks and uncertainties not presently known or that MidAmerican Energy and MidAmerican Funding currently deem immaterial may also impair their business operations.

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

Recovery of costs and certain activities by MidAmerican Energy are subject to regulatory review and approval, and the inability to recover costs or undertake certain activities may adversely affect its financial results.

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

FERC Jurisdiction

The FERC authorizes cost-based rates associated with MidAmerican Energy's transmission facilities. Under the Federal Power Act, the MISO, on behalf of its members, including MidAmerican Energy, may voluntarily file, or may be obligated to file, for changes, including general rate changes, to its system-wide transmission service rates. General rate changes implemented may be subject to refund. The FERC also has responsibility for approving both cost- and market-based rates under which MidAmerican Energy sells electricity at wholesale and has broad jurisdiction over energy markets. The FERC may impose price limitations, bidding rules and other mechanisms to address some of the volatility of these markets or could revoke or restrict the ability of MidAmerican Energy to sell electricity at market-based rates, which could adversely affect its financial results. The FERC also maintains rules concerning standards of conduct, affiliate restrictions, interlocking directorates and cross-subsidization. As a transmission owning member of the MISO, MidAmerican Energy is also subject to MISO-directed modifications of market rules, which are subject to FERC approval and operational procedures. The FERC may also impose substantial civil penalties for any non-compliance with the Federal Power Act and the FERC's rules and orders.

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

Development and construction of major facilities are subject to substantial risks, including fluctuations in the price and availability of commodities, manufactured goods, equipment, labor, siting and permitting and changes in environmental and operational compliance matters, load forecasts and other items over a multi-year construction period, as well as counterparty risk and the economic viability of MidAmerican Energy's suppliers, customers and contractors. Certain of MidAmerican Energy's construction projects are substantially dependent upon a single supplier or contractor and replacement of such supplier or contractor may be difficult and cannot be assured. These risks may result in the inability to timely complete a project or higher than expected costs to complete an asset and place it in service. Such costs may not be recoverable in the regulated rates or market or contract prices MidAmerican Energy is able to charge its customers. Delays in construction of renewable projects may result in delayed in-service dates, which may result in the loss of anticipated revenue or income tax benefits. It is also possible that additional generation needs may be obtained through power purchase agreements, which could increase long-term purchase obligations and force reliance on the operating performance of a third party. The inability to successfully and timely complete a project, avoid unexpected costs or recover any such costs could adversely affect MidAmerican Energy's financial results.

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

A significant sustained decrease in demand for electricity or natural gas in the markets served by MidAmerican Energy would decrease its operating revenue, could impact our planned capital expenditures and could adversely affect its financial results.

A significant sustained decrease in demand for electricity or natural gas in the markets served by MidAmerican Energy would decrease its operating revenue, could impact our planned capital expenditures and could adversely affect its financial results. Factors that could lead to a decrease in market demand include, among others:

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

In the markets in which MidAmerican Energy operates, demand for electricity peaks during the summer months when cooling needs are higher. Market prices for electricity also generally peak at that time. In addition, demand for natural gas and other fuels generally peaks during the winter when heating needs are higher. This is especially true in MidAmerican Energy's retail natural gas business. Further, extreme weather conditions, such as heat waves, winter storms or floods could cause these seasonal fluctuations to be more pronounced. Additionally, MidAmerican Energy has added substantial wind-powered generating capacity, which is also a climate-dependent resource.

As a result, the overall financial results of MidAmerican Energy may fluctuate substantially on a seasonal and quarterly basis. MidAmerican Energy has historically provided less service, and consequently earned less income, when weather conditions are mild. Unusually mild weather in the future may adversely affect its financial results through lower revenue or margins. Conversely, unusually extreme weather conditions could increase its costs to provide services and could adversely affect its financial results. The extent of fluctuation in MidAmerican Energy's financial results may change depending on a number of factors related to its regulatory environment and contractual agreements, including its ability to recover energy costs and the existence of revenue sharing provisions.

MidAmerican Energy is subject to market risk associated with the wholesale energy markets, which could adversely affect MidAmerican Energy's financial results.

In general, MidAmerican Energy's primary market risk is adverse fluctuations in the market price of wholesale electricity and fuel, including natural gas, coal and fuel oil, which is compounded by volumetric changes affecting the availability of or demand for electricity and fuel. The market price of wholesale electricity may be influenced by several factors, such as the adequacy or type of generating capacity, scheduled and unscheduled outages of generating facilities, prices and availability of fuel sources for generation, disruptions or constraints to transmission and distribution facilities, weather conditions, demand for electricity, economic growth and changes in technology. Volumetric changes are caused by fluctuations in generation or changes in customer needs that can be due to the weather, electricity and fuel prices, the economy, regulations or customer behavior. For example, MidAmerican Energy purchases electricity and fuel in the open market as part of its normal operating business. If market prices rise, especially in a time when larger than expected volumes must be purchased at market prices, MidAmerican Energy may incur significantly greater expense than anticipated. Likewise, if electricity market prices decline in a period when MidAmerican Energy is a net seller of electricity in the wholesale market, it could earn less revenue. Although MidAmerican Energy has energy cost adjustment mechanisms in Iowa, Illinois and South Dakota, the risks associated with changes in market prices may not be fully mitigated.

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

The ongoing threat of terrorism and the impact of military or other actions by nations or politically, ethnically or religiously motivated organizations or individuals regionally or globally may create increased political, economic, social and financial market instability, which could subject MidAmerican Energy's operations to increased risks. Additionally, the United States government has issued warnings that energy assets, specifically pipeline, nuclear generation, transmission and other electric utility infrastructure, are potential targets for terrorist attacks, including cyberattacks. Cyberattacks could adversely affect MidAmerican Energy's ability to operate its facilities, information technology and business systems, or compromise confidential customer and employee information. Political, economic, social or financial market instability or damage to or interference with the operating assets of MidAmerican Energy, customers or suppliers may result in business interruptions, lost revenue, higher commodity prices, disruption in fuel supplies, lower energy consumption and unstable markets, particularly with respect to electricity and natural gas, and increased security, repair or other costs, any of which may materially adversely affect MidAmerican Energy in ways that cannot be predicted at this time. Any of these risks could materially affect MidAmerican Energy's financial results. Furthermore, instability in the financial markets as a result of terrorism, sustained or significant cyberattacks, or war could also materially adversely affect MidAmerican Energy's ability to raise capital.

MidAmerican Energy is subject to the unique risks associated with nuclear generation.

The ownership and operation of nuclear power plants, such as MidAmerican Energy's 25% ownership interest in Quad Cities Station, involves certain risks. These risks include, among other items, mechanical or structural problems, inadequacy or lapses in maintenance protocols, the impairment of reactor operation and safety systems due to human error, the costs of storage, handling and disposal of nuclear materials, compliance with and changes in regulation of nuclear power plants, limitations on the amounts and types of insurance coverage commercially available, and uncertainties with respect to the technological and financial aspects of decommissioning nuclear facilities at the end of their useful lives. The prolonged unavailability of Quad Cities Station could have a materially adverse effect on MidAmerican Energy's financial results, particularly when the cost to produce power at the plant is significantly less than market wholesale prices. The following are among the more significant of these risks:

•
Operational Risk - Operations at any nuclear power plant could degrade to the point where the plant would have to be shut down. If such degradations were to occur, the process of identifying and correcting the causes of the operational downgrade to return the plant to operation could require significant time and expense, resulting in both lost revenue and increased fuel and purchased electricity costs to meet supply commitments. Rather than incurring substantial costs to restart the plant, the plant could be shut down. Furthermore, a shut-down or failure at any other nuclear power plant could cause regulators to require a shut-down or reduced availability at Quad Cities Station.

In addition, issues relating to the disposal of nuclear waste material, including the availability, unavailability and expense of a permanent repository for spent nuclear fuel could adversely impact operations as well as the cost and ability to decommission nuclear power plants, including Quad Cities Station, in the future.

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

•
Nuclear Accident and Catastrophic Risks - Accidents and other unforeseen catastrophic events have occurred at nuclear facilities other than Quad Cities Station, both in the United States and elsewhere, such as at the Fukushima Daiichi nuclear power plant in Japan as a result of the earthquake and tsunami in March 2011. The consequences of an accident or catastrophic event can be severe and include loss of life and property damage. Any resulting liability from a nuclear accident or catastrophic event could exceed MidAmerican Energy's resources, including insurance coverage.

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

Costs of providing MidAmerican Energy's defined benefit pension and other postretirement benefit plans depend upon a number of factors, including the rates of return on plan assets, the level and nature of benefits provided, discount rates, mortality assumptions, the interest rates used to measure required minimum funding levels, changes in benefit design, tax deductibility and funding limits, changes in laws and government regulation and MidAmerican Energy's required or voluntary contributions made to the plans. MidAmerican Energy's pension plans are in underfunded positions. Even if sustained growth in the investments over future periods increases the value of these plans' assets, MidAmerican Energy will likely be required to make cash contributions to fund these plans in the future. Additionally, the plans have investments in domestic and foreign equity and debt securities and other investments that are subject to loss. Losses from investments could add to the volatility, size and timing of future contributions.

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

BHE could exercise control over MidAmerican Funding and MidAmerican Energy in a manner that would benefit BHE to the detriment of MidAmerican Funding's creditors or MidAmerican Energy's creditors.

BHE is the sole member of MidAmerican Funding and, accordingly, indirectly owns all of MidAmerican Energy's common stock and has effective control over all decisions requiring shareholder approval. In circumstances involving a conflict of interest between BHE and MidAmerican Funding's or MidAmerican Energy's creditors, BHE could exercise its control in a manner that would benefit BHE to the detriment of the creditors.

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

Pursuant to MidAmerican Energy's mortgage dated September 9, 2013, MidAmerican Energy's first mortgage bonds, currently and from time to time outstanding, are secured by a first mortgage lien on substantially all of its electric generating, transmission and distribution property within the State of Iowa, subject to certain exceptions and permitted encumbrances. As of December 31, 2014, MidAmerican Energy's eligible property subject to the lien of the mortgage totaled approximately $12 billion based on original cost. Additionally, MidAmerican Energy's senior notes outstanding are equally and ratably secured with the first mortgage bonds as required by the indentures under which the senior notes were issued.

The electric transmission system of MidAmerican Energy at December 31, 2014, included 1,000 miles of 345 kilovolt (“kV”) lines, 1,400 miles of 161 kV lines and 1,400 miles of 69 kV lines. MidAmerican Energy's electric distribution system included 37,800 miles of distribution lines and 380 substations at December 31, 2014. Gas property consists primarily of natural gas main and service lines, meters and related distribution equipment, including feeder lines to communities served from natural gas pipelines owned by others. The gas distribution facilities of MidAmerican Energy included 23,000 miles of gas main and service lines as of December 31, 2014. In addition, gas property includes three LNG plants and one propane-air plant. Refer to the "Regulated Natural Gas Operations" discussion in Item 1 of this Form 10-K for information regarding these facilities.

Utility plant, including construction work in progress and net of accumulated depreciation, by functional classification is as follows as of December 31 (in millions):

	2014	2013
Electric:
Generation	$6,724	$5,933
Transmission	978	743
Distribution	1,866	1,768
Gas distribution	942	884
	$10,510	$9,328

Refer to Note 19 of MidAmerican Energy's Notes to Financial Statements in Item 8 of this Form 10-K for a discussion of operating segments.

Item 3.	Legal Proceedings

None.

Item 4.	Mine Safety Disclosures

None.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

All common stock of MidAmerican Energy is held by its parent company, MHC, which is a direct, wholly owned subsidiary of MidAmerican Funding. MidAmerican Funding is an Iowa limited liability company whose membership interest is held solely by BHE.

In 2013, MidAmerican Energy declared and paid dividends of $125 million to MHC.

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

MIDAMERICAN ENERGY COMPANY
SELECTED FINANCIAL DATA
(Amounts in millions)

	Years Ended December 31,
	2014	2013	2012	2011	2010
Statement of Operations Data:
Operating revenue	$3,740	$3,403	$3,242	$3,501	$3,810
Operating income	422	356	370	429	459
Net income(1)	417	350	355	319	357
Earnings on common stock	417	349	354	318	357

	As of December 31,
	2014	2013	2012	2011	2010
Balance Sheet Data:
Total assets	$13,257	$11,869	$11,232	$10,310	$9,010
Long-term debt(2)	4,056	3,552	3,259	3,115	2,865
MidAmerican Energy common shareholder's equity	4,250	3,845	3,608	3,244	2,931

(1)
Net income for 2012, 2011 and 2010 reflects $16 million, $35 million and $61 million, respectively, of income tax benefits recognized for changes in MidAmerican Energy's tax accounting methods used to determine current income tax deductions. Refer to Note 10 of Notes to Financial Statements in Item 8 of this Form 10-K.

(2)	Includes current portion.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
SELECTED FINANCIAL DATA
(Amounts in millions)

	Years Ended December 31,
	2014	2013	2012	2011	2010
Consolidated Statement of Operations Data:
Operating revenue	$3,762	$3,413	$3,247	$3,503	$3,815
Operating income	423	357	369	428	460
Net income(1)	409	341	343	305	340
Net income attributable to MidAmerican Funding	409	340	342	304	340

	As of December 31,
	2014	2013	2012	2011	2010
Consolidated Balance Sheet Data:
Total assets	$14,544	$13,167	$12,530	$11,605	$10,310
Long-term debt(2)	4,381	3,877	3,584	3,440	3,390
MidAmerican Funding member's equity	5,073	4,677	4,324	3,972	3,673
Note payable to affiliate	136	135	246	231	14

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

General

MidAmerican Funding is an Iowa limited liability company whose sole member is BHE. MidAmerican Funding owns all of the outstanding common stock of MHC, which owns all of the common stock of MidAmerican Energy, Midwest Capital and MEC Construction. MHC, MidAmerican Funding and BHE are headquartered in Des Moines, Iowa.

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

Results of Operations

Overview

MidAmerican Energy -

MidAmerican Energy's earnings on common stock for 2014 was $417 million, an increase of $68 million, or 19%, compared to 2013 due to an increase in regulated electric retail gross margin from higher Iowa electric retail rates and higher industrial electricity sales, higher regulated gas gross margin from colder winter temperatures in 2014, a decrease in depreciation and amortization expense due to changes in depreciation rates in 2014 and 2013 and higher AFUDC, partially offset by higher other operating expenses and higher interest on long-term debt from the issuance of first mortgage bonds in September 2013 and April 2014, net of the effect of related debt retirements in December 2013 and May 2014.

MidAmerican Energy's earnings on common stock for 2013 was $349 million, a decrease of $5 million, or 1%, compared to 2012 due to a lower regulated electric wholesale gross margin from higher costs for purchased power and generation, a lower nonregulated electric gross margin due to continued competitive pressures, higher fossil-fueled generating facility maintenance and higher depreciation and amortization expense primarily as a result of additional wind-powered generating facilities placed in service in the second half of 2012 net of the impact of depreciation rate changes in 2012 and 2013. The decreases in earnings on common stock were partially offset by a higher regulated electric retail gross margin due to adjustment clauses in Iowa and Illinois, interim Iowa electric retail rates implemented in August 2013 and higher retail sales volumes, and higher regulated gas gross margin due to colder temperatures in 2013 primarily from the unusually warm temperatures in 2012.

MidAmerican Funding -

Net income attributable to MidAmerican Funding for 2014 was $409 million, an increase of $69 million, or 20%, compared to $340 million for 2013. Net income attributable to MidAmerican Funding for 2013 was $340 million, a decrease of $2 million, or 1%, compared to $342 million for 2012. The variances in net income attributable to MidAmerican Funding were due principally to the factors discussed for MidAmerican Energy.

Regulated Electric Gross Margin

A comparison of key results related to regulated electric gross margin is as follows for the years ended December 31:

	2014	2013	Change		2013	2012	Change
Gross margin (in millions):
Operating revenue	$1,817	$1,762	$55	3%	$1,762	$1,694	$68	4%
Cost of fuel, energy and capacity	532	517	15	3	517	458	59	13
Gross margin	$1,285	$1,245	$40	3	$1,245	$1,236	$9	1

Sales (GWh):
Residential	6,429	6,572	(143)	(2)%	6,572	6,345	227	4%
Small general service	4,084	4,265	(181)	(4)	4,265	4,175	90	2
Large general service	10,642	10,001	641	6	10,001	9,805	196	2
Other	1,622	1,614	8	—	1,614	1,599	15	1
Total retail	22,777	22,452	325	1	22,452	21,924	528	2
Wholesale	9,716	10,226	(510)	(5)	10,226	10,961	(735)	(7)
Total sales	32,493	32,678	(185)	(1)	32,678	32,885	(207)	(1)

Average number of retail customers (in thousands)	746	739	7	1%	739	734	5	1%

Average revenue per MWh:
Retail	$66.92	$65.76	$1.16	2%	$65.76	$63.58	$2.18	3%
Wholesale	$26.48	$25.08	$1.40	6%	$25.08	$25.15	$(0.07)	—%

Heating degree days	6,899	6,733	166	2%	6,733	5,169	1,564	30%
Cooling degree days	933	1,143	(210)	(18)%	1,143	1,394	(251)	(18)%

Sources of energy (GWh)(1):
Coal	18,234	18,222	12	—%	18,222	19,459	(1,237)	(6)%
Nuclear	3,842	3,889	(47)	(1)	3,889	3,880	9	—
Natural gas	114	267	(153)	(57)	267	623	(356)	(57)
Wind and other(2)	7,965	7,458	507	7	7,458	6,415	1,043	16
Total energy generated	30,155	29,836	319	1	29,836	30,377	(541)	(2)
Energy purchased	3,029	3,528	(499)	(14)	3,528	3,249	279	9
Total	33,184	33,364	(180)	(1)	33,364	33,626	(262)	(1)

(1)	GWh amounts are net of energy used by the related generating facilities.

(2)
All or some of the renewable energy attributes associated with generation from these generating facilities may be: (a) used in future years to comply with renewable portfolio standards or other regulatory requirements or (b) sold to third parties in the form of renewable energy credits or other environmental commodities.

Electric gross margin for 2014 increased $40 million compared to 2013 due to a $34 million increase in retail gross margin and a $6 million increase in transmission revenue. Retail gross margin for 2014 was positively affected by $49 million from higher electric retail rates in Iowa and $22 million from higher recoveries of DSM program costs. These increases were partially offset by (1) $16 million from higher retail energy costs, primarily due to higher coal-fueled generation costs per unit and higher purchased power costs, (2) $14 million from lower sales volumes for higher-priced, weather-sensitive customers as a result of milder summer temperatures in 2014, net of greater industrial sales volumes, and (3) $7 million from lower steam sales, partially due to the expiration of a contract, and lower sales of renewable energy credits. The increase in Iowa electric retail rates includes the increase in base rates implemented in August 2013 and, effective with the implementation of final base rates in August 2014, changes in rate structure related to seasonal pricing that result in higher rates from June to September and lower rates in the remaining months and new adjustment clauses for recovery of retail energy production and transmission costs. Transmission revenue increased due to revenue from MidAmerican Energy's Multi-Value Projects ("MVPs"), which are expected to increase substantially as the projects are constructed over the next two years. Wholesale gross margin was unchanged compared to 2013 as a higher average margin per megawatt hour sold was offset by lower sales volumes primarily due to the higher retail energy requirements.

Electric gross margin for 2013 increased $9 million compared to 2012 due to a $59 million increase in retail gross margin and a $4 million increase in transmission revenue, partially offset by a $54 million decrease in wholesale gross margin. Retail gross margin increased due to $36 million from higher electric retail rates, $34 million from higher retail sales volumes due to a higher use per customer and customer growth, and $4 million from greater sales of renewable energy credits. The higher electric retail rates reflect adjustment clauses implemented in Iowa and Illinois in the first half of 2012 and interim Iowa electric retail rates implemented in August 2013 that provide for a $45 million annualized increase in revenue. The increases in retail gross margin were partially offset by a $15 million decrease from higher retail generation costs primarily from new coal transportation agreements effective in 2013. Wholesale gross margin decreased primarily due to a lower average margin per megawatt hour sold from higher prices for, and volumes of, purchased power and an increase in generation costs primarily from new coal transportation agreements.

Regulated Gas Gross Margin

A comparison of key results related to regulated gas gross margin is as follows for the years ended December 31:

	2014	2013	Change		2013	2012	Change
Gross margin (in millions):
Operating revenue	$996	$824	$172	21%	$824	$659	$165	25%
Cost of gas sold	720	558	162	29	558	424	134	32
Gross margin	$276	$266	$10	4	$266	$235	$31	13

Natural gas throughput (000's Dths):
Residential	56,224	53,725	2,499	5%	53,725	41,326	12,399	30%
Small general service	28,256	27,308	948	3	27,308	20,926	6,382	30
Large general service	5,335	5,017	318	6	5,017	4,586	431	9
Other	48	45	3	7	45	31	14	45
Total retail sales	89,863	86,095	3,768	4	86,095	66,869	19,226	29
Wholesale sales	25,346	29,762	(4,416)	(15)	29,762	32,584	(2,822)	(9)
Total sales	115,209	115,857	(648)	(1)	115,857	99,453	16,404	16
Gas transportation service	82,314	78,208	4,106	5	78,208	73,675	4,533	6
Total gas throughput	197,523	194,065	3,458	2	194,065	173,128	20,937	12

Average number of retail customers (in thousands)	726	719	7	1%	719	714	5	1%
Average revenue per retail Dth sold	$9.24	$7.87	$1.37	17%	$7.87	$8.11	$(0.24)	(3)%
Average cost of natural gas per retail Dth sold	$6.54	$5.16	$1.38	27%	$5.16	$5.03	$0.13	3%

Combined retail and wholesale average cost of natural gas per Dth sold	$6.25	$4.81	$1.44	30%	$4.81	$4.26	$0.55	13%

Heating degree days	7,209	7,036	173	2%	7,036	5,442	1,594	29%

Regulated gas revenue includes PGAs through which MidAmerican Energy is allowed to recover the cost of gas sold from its retail gas utility customers. Consequently, fluctuations in the cost of gas sold do not directly affect gross margin or net income because regulated gas revenue reflects comparable fluctuations through the PGAs.

For 2014 compared to 2013, MidAmerican Energy's combined retail and wholesale average per-unit cost of gas sold increased 30%, resulting in an increase of $165 million in gas revenue and cost of gas sold. Additionally, higher retail sales volumes from colder winter temperatures in 2014 increased revenue, though partially offset by lower revenue from reduced wholesale volumes. The decrease in total sales volumes reduced cost of gas sold for 2014. Gas gross margin increased $10 million for 2014 compared to 2013 due to higher retail sales volumes as a result of colder winter temperatures in 2014 and a $4 million increase in revenue from recoveries of DSM program costs.

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

Regulated Operating Costs and Expenses

Other operating expenses of $477 million for 2014 increased $42 million compared to 2013 due to $25 million of higher DSM program costs, which are matched by increases in related electric and gas revenue, $8 million of expense resulting from a one-time refund in June 2014 to MidAmerican Energy's customers for insurance recoveries related to environmental matters, $6 million of higher transmission costs from MISO, $4 million of higher healthcare benefits costs, $3 million of higher generation operations costs and $3 million of higher electric and gas distribution costs partially due to inclement weather in 2014. The increases were partially offset by a $9 million decrease in pension and postretirement costs and $2 million from the 2013 write-off of Iowa carbon reduction study costs. Other operating expenses of $435 million for 2013 increased $8 million compared to 2012 due to an increase of $3 million in each of gas distribution costs, transmission costs from MISO and pension and postretirement costs, $2 million of higher DSM program costs and $2 million from the write-off of Iowa carbon reduction study costs, partially offset by $6 million from lower administrative costs.

Maintenance expense of $222 million for 2014 decreased $2 million compared to 2013 due to lower nuclear generating facility and transmission maintenance costs, substantially offset by $5 million of higher wind-powered generating facility maintenance costs. Maintenance expense of $224 million for 2013 increased $4 million compared to 2012 due to higher fossil-fueled generating facility maintenance costs of $13 million primarily related to a Louisa Generating Station outage, partially offset by lower distribution and other power generation maintenance.

Depreciation and amortization expense of $351 million for 2014 decreased $52 million compared to 2013 due to a $79 million reduction in utility plant depreciation for changes in depreciation rates in 2013 and 2014, as discussed below, partially offset by $28 million from utility plant additions. Depreciation and amortization expense of $403 million for 2013 increased $11 million compared to 2012 due to a $31 million increase in utility plant depreciation primarily from additional wind-powered generating facilities placed in service in the second half of 2012, partially offset by a $14 million decrease for the net effect of changes in depreciation rates in 2012 and 2013, as discussed below, a $3 million decrease in a regulatory expense related to nuclear decommissioning accruals and a $3 million decrease from the discontinued amortization of Iowa carbon study costs.

During the third quarter of 2012, MidAmerican Energy revised its depreciation rates for certain coal-fueled generation facility assets reflecting shorter estimated useful lives resulting in a $5 million increase in depreciation and amortization expense for 2012 and $11 million annually based on depreciable plant balances at the time of the change. During the third quarter of 2013, MidAmerican Energy revised its depreciation rates for certain electric generating facilities based on the results of a new depreciation study. The new rates reflect longer estimated useful lives for wind-powered generating facilities placed in service in 2011 and 2012 and a lower accrual rate for the cost of removal regulatory liability related to coal-fueled generating facilities. The effect of this change was to reduce depreciation and amortization expense by $20 million for 2013 and $49 million annually based on depreciable plant balances at the time of the change. Effective January 1, 2014, MidAmerican Energy revised depreciation rates for certain electric generating facilities based on the results of its 2013 Iowa electric retail rate case. The new depreciation rates reflect longer estimated useful lives for certain generating facilities. The effect of this change was to reduce depreciation and amortization expense by $50 million annually based on depreciable plant balances at the time of the change.

Nonregulated Gross Margin

MidAmerican Energy -

	2014	2013	Change		2013	2012	Change
Gross margin (in millions):
Nonregulated operating revenue	$927	$817	$110	13%	$817	$889	$(72)	(8)%
Nonregulated cost of sales	863	764	99	13	764	807	(43)	(5)
Nonregulated gross margin	$64	$53	$11	21	$53	$82	$(29)	(35)

Nonregulated electric retail sales (GWh)	9,730	9,497	233	2%	9,497	10,327	(830)	(8)%

Nonregulated gas sales (000's Dths)	31,605	36,887	(5,282)	(14)%	36,887	36,470	417	1%

MidAmerican Energy's nonregulated gross margin increased $11 million for 2014 compared to 2013 and decreased $29 million for 2013 compared to 2012. The following table presents the margins related to various nonregulated activities (in millions):

	2014	2013	2012

Nonregulated electric	$46	$49	$72
Nonregulated gas	9	2	3
Income sharing arrangements under regulated gas tariffs	9	2	3
Other	—	—	4
	$64	$53	$82

For 2014 compared to 2013, nonregulated operating revenue and cost of sales increased primarily due to higher prices and per-unit costs, respectively, for gas and electric sales. The impact of a decrease in nonregulated gas sales volumes was largely offset by an increase in nonregulated electric sales volumes. Nonregulated gross margin increased due to higher revenue from the portion of margins on regulated gas wholesale sales that is retained by MidAmerican Energy and higher nonregulated gas margins, primarily from the increase in price, partially offset by lower nonregulated electric margins due to the increase in per-unit cost.

For 2013 compared to 2012, lower volumes, prices and costs for electric sales, partially offset by higher volumes, prices and costs for gas sales resulted in decreases to nonregulated operating revenue and cost of sales. Nonregulated gross margins declined primarily due to competitive pressures that reduced the volumes and margin per unit in MidAmerican Energy’s nonregulated electric business.

Non-Operating Income

MidAmerican Energy -

Allowance for equity funds of $39 million for 2014 increased $20 million compared to 2013 as a result of higher construction work-in-progress balances primarily related to construction of wind-powered generating facilities. Allowance for equity funds of $19 million for 2013 increased $5 million compared to 2012 as a result of higher construction work-in-progress balances primarily related to emissions control equipment at three of MidAmerican Energy's jointly owned generating units.

MidAmerican Energy's other, net totaled $9 million for 2014, $15 million for 2013 and $9 million for 2012. The variance for 2014 and 2013 compared to the preceding year was primarily due to fluctuations in returns from corporate-owned life insurance policies.

Fixed Charges

MidAmerican Energy -

Interest on long-term debt of $173 million for 2014 increased $23 million compared to 2013 due to higher interest expense from the issuance of first mortgage bonds totaling $950 million in September 2013 and $850 million in April 2014, partially offset by a decrease in interest expense from the payment in December 2013 of amounts owed for the construction of wind-powered generating facilities that were deferred in 2011 and the redemption of $350 million of 4.65% senior notes in May 2014. Refer to Note 8 of Notes to Financial Statements in Item 8 of this Form 10‑K for further discussion of first mortgage bonds and deferred construction payments.

Interest on long-term debt of $150 million for 2013 increased $8 million compared to 2012 due to higher interest expense from the issuance of $950 million of first mortgage bonds in September 2013 and a larger balance of amounts owed for the construction of wind-powered generating facilities that were deferred in 2012 and 2011. These increases in interest on long-term debt were partially offset by a decrease from MidAmerican Energy's redemption of $275 million of 5.125% senior notes in June 2012.

Allowance for borrowed funds of $16 million for 2014 increased $9 million compared to 2013 primarily due to higher construction work-in-progress balances related to the construction of wind-powered generating facilities. Allowance for borrowed funds of $7 million for 2013 increased $2 million compared to 2012 as a result of higher construction work-in-progress balances primarily related to emissions control equipment at three of MidAmerican Energy's jointly owned generating units.

Income Tax Benefit

MidAmerican Energy -

MidAmerican Energy's income tax benefit was $104 million for 2014, an increase of $1 million compared to $103 million for 2013, with an effective tax rate of (33)% for 2014 and (42)% for 2013. The change in the effective tax rate was due to higher pre-tax income, partially offset by the effects of ratemaking and an increase of $11 million in production tax credits.

MidAmerican Energy's income tax benefit was $103 million for 2013, an increase of $4 million compared to $99 million for 2012, with an effective tax rate of (42)% for 2013 and (39)% for 2012. The change in the effective tax rate was due to an increase in production tax credits of $31 million in 2013, partially offset by lower income tax benefits from the effects of ratemaking and a reduction in income tax benefits related to changes in the income tax accounting methods used to determine current deductibility of certain utility costs, as discussed below.

MidAmerican Energy's income tax benefit for the year ended December 31, 2012, reflects $16 million of federal income tax benefits recognized in connection with an income tax method change for income tax years prior to 2012 related to repair costs for its regulated utility electric transmission and distribution assets based on guidance published by the Internal Revenue Service. The income tax method change results in current deductibility for applicable repair costs, which are capitalized for book purposes. MidAmerican Energy retroactively applied the method changes and deducted amounts related to prior years' costs on the tax return that includes the year of change. State utility rate regulation in Iowa requires that the tax effect of certain temporary differences be flowed through immediately to customers. Therefore, certain deferred amounts that would otherwise have been recognized in income tax expense have been included as changes in regulatory assets in recognition of MidAmerican Energy's ability to recover increased tax expense when such temporary differences reverse. This treatment of such temporary differences impacts income tax expense and effective income tax rates from year to year.

Federal renewable electricity production tax credits are earned as energy from qualifying wind-powered generating facilities is produced and sold based on a per-kilowatt rate pursuant to the applicable federal income tax law. Wind-powered generating facilities are eligible for the credits for 10 years from the date the qualifying generating facilities are placed in service. A portion of MidAmerican Energy's credits related to wind-powered generating facilities placed in service in 2004 began expiring in late 2014. A credit of $0.023, $0.023 and $0.022 per kilowatt hour was available for 2014, 2013 and 2012 production, respectively, which resulted in $183 million, $172 million and $141 million, respectively, in recognized production tax credits.

MidAmerican Funding -

MidAmerican Funding's income tax benefit was $110 million, $110 million and $108 million for 2014, 2013 and 2012, respectively, and effective tax rates were (37)%, (48)% and (46)% for 2013, 2012 and 2011, respectively. The change in effective tax rates was due principally to the factors discussed for MidAmerican Energy.

Liquidity and Capital Resources

As of December 31, 2014, MidAmerican Energy's total net liquidity was $389 million consisting of $29 million of cash and cash equivalents and $605 million of credit facilities reduced by $195 million of the credit facilities reserved to support MidAmerican Energy's variable-rate tax-exempt bond obligations and $50 million of short-term debt. As of December 31, 2014, MidAmerican Funding's total net liquidity was $394 million, including $1 million of additional cash and cash equivalents and MHC's $4 million credit facility.

Cash Flows From Operating Activities

MidAmerican Energy's net cash flows from operating activities were $823 million, $735 million and $1.276 billion for 2014, 2013 and 2012, respectively. MidAmerican Funding's net cash flows from operating activities were $820 million, $721 million and $1.260 billion for 2014, 2013 and 2012, respectively. The variances in net cash flows were predominantly due to the timing of MidAmerican Energy's income tax cash flows with BHE, which totaled net cash receipts from BHE of $149 million, $36 million and $692 million for 2014, 2013 and 2012, respectively. Income tax cash flows for 2013 reflect the payment of $159 million of income tax liability generated in 2012, while income tax cash flows for 2012 reflect the receipt of $274 million of income tax benefits generated in 2011. In addition to the effects of timing, income tax cash receipts for 2013 decreased compared to 2012 due to lower income tax benefits from bonus depreciation in 2013 due to less qualifying property being placed in service in 2013, partially offset by an increase in income tax benefits from greater production tax credits in 2013. The timing of MidAmerican Energy's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods and assumptions for each payment date.

Additionally, cash flows from operations for 2014 increased from higher gross margins for regulated electric and regulated gas businesses, partially offset by greater collateral requirements related to derivative positions and higher interest paid as a result of the issuance of long-term debt in 2013 and 2014. For 2013, the impact of income tax cash flows was partially offset by a reduction in MidAmerican Energy's contributions to its defined benefit pension plan and higher cash receipts from regulated retail customers compared to 2012.

In December 2014, the Tax Increase Prevention Act of 2014 (the "Act") was signed into law, extending the 50% bonus depreciation for qualifying property purchased and placed in-service before January 1, 2015 and before January 1, 2016 for certain longer-lived assets. Production tax credits were extended for wind power and other forms of non-solar renewable energy projects that begin construction before the end of 2014. As a result of the timing of the Act and income tax cash flows with BHE, MidAmerican Energy had a federal income tax receivable of $307 million as of December 31, 2014, which is expected to benefit cash flows from operations in 2015.

Cash Flows From Investing Activities

MidAmerican Energy's net cash flows from investing activities were $(1.521) billion, $(1.012) billion and $(639) million for 2014, 2013 and 2012, respectively. MidAmerican Funding's net cash flows from investing activities were $(1.519) billion, $(1.012) billion and $(638) million for 2014, 2013 and 2012, respectively. Net cash flows from investing activities consist almost entirely of utility construction expenditures, which increased for 2014 primarily due to greater expenditures for the construction of wind-powered generating facilities and Multi-Value transmission projects. Utility construction expenditures increased for 2013 compared to 2012 due to greater expenditures for the construction of wind-powered generating facilities. These cash basis amounts exclude equity AFUDC and deferred vendor payments of $406 million for 2012 related to wind-powered generating facilities, as discussed in "Long-term Debt" below. MidAmerican Energy placed in service 511 MW, 44 MW and 407 MW of wind-powered generating facilities during 2014, 2013 and 2012, respectively. Purchases and proceeds related to available-for-sale securities consist of activity within the Quad Cities nuclear decommissioning trust.

Cash Flows From Financing Activities

MidAmerican Energy's net cash flows from financing activities were $533 million, $117 million and $(284) million for 2014, 2013 and 2012, respectively. MidAmerican Funding's net cash flows from financing activities were $535 million, $131 million and $(269) million for 2014, 2013 and 2012, respectively. In April 2014, MidAmerican Energy issued $150 million of 2.40% First Mortgage Bonds due March 2019, $300 million of 3.50% First Mortgage Bonds due October 2024 and $400 million of 4.40% First Mortgage Bonds due October 2044. The net proceeds were used for the optional redemption in May 2014 of $350 million of MidAmerican Energy's 4.65% Senior Notes due October 2014 and for general corporate purposes. In 2014, MidAmerican Energy received $50 million through its commercial paper program. In September 2013, MidAmerican Energy issued $350 million of 2.40% First Mortgage Bonds due March 2019, $250 million of 3.70% First Mortgage Bonds due September 2023 and $350 million of 4.80% First Mortgage Bonds due September 2043. The net proceeds were used for the repayment of $669 million of long-term debt from deferred vendor payments maturing December 31, 2013, and for general corporate purposes. In January 2013, MidAmerican Energy paid common dividends of $125 million to MHC Inc. and, in April 2013, paid $28 million for the redemption of all outstanding shares of its preferred securities. In June 2012, MidAmerican Energy redeemed $275 million of 5.125% senior notes due January 2013. MidAmerican Funding received $1 million in 2014, paid $111 million in 2012 and received $15 million in 2011 through its note payable with BHE.

Long-term Debt

In conjunction with the construction of wind-powered generating facilities in 2012, MidAmerican Energy accrued in gross utility plant in service amounts for turbine purchases it was not contractually obligated to pay until December 2015. The amount ultimately payable was discounted and recognized upon delivery of the equipment as long-term debt. The discount is being amortized as interest expense over the period until payment is due using the effective interest method.

Debt Authorizations and Related Matters

MidAmerican Energy has authority from the FERC to issue through June 30, 2016, commercial paper and bank notes aggregating $605 million at interest rates not to exceed the applicable London Interbank Offered Rate ("LIBOR") plus a spread of 400 basis points. MidAmerican Energy has a $600 million unsecured credit facility expiring in March 2018. MidAmerican Energy may request that the banks extend the credit facility up to two years. The credit facility, which supports MidAmerican Energy's commercial paper program and its variable-rate tax-exempt bond obligations and provides for the issuance of letters of credit, has a variable interest rate based on LIBOR or a base rate, at MidAmerican Energy's option, plus a spread that varies based on MidAmerican Energy's credit ratings for senior unsecured long-term debt securities. Additionally, MidAmerican Energy has a $5 million unsecured credit facility for general corporate purposes.

MidAmerican Energy currently has an effective registration statement with the SEC to issue up to $800 million of additional long-term debt securities through November 12, 2016. Additionally, in January 2015, MidAmerican Energy filed a request with the FERC for authorization to issue between April 1, 2015 and March 31, 2017, long-term securities totaling up to $1.70 billion at interest rates not to exceed the applicable United States Treasury rate plus a spread of 175 basis points. MidAmerican Energy has authorizations from the ICC to issue up to an aggregate of $800 million of additional long-term debt securities, of which $50 million expires December 19, 2015, and $750 million expires December 9, 2016.

In conjunction with the March 1999 merger, MidAmerican Energy committed to the IUB to use commercially reasonable efforts to maintain an investment grade rating on its long-term debt and to maintain its common equity level above 42% of total capitalization unless circumstances beyond its control result in the common equity level decreasing to below 39% of total capitalization. MidAmerican Energy must seek the approval of the IUB of a reasonable utility capital structure if MidAmerican Energy's common equity level decreases below 42% of total capitalization, unless the decrease is beyond the control of MidAmerican Energy. MidAmerican Energy is also required to seek the approval of the IUB if MidAmerican Energy's equity level decreases to below 39%, even if the decrease is due to circumstances beyond the control of MidAmerican Energy. If MidAmerican Energy's common equity level were to drop below the required thresholds, MidAmerican Energy's ability to issue debt could be restricted. As of December 31, 2014, MidAmerican Energy's common equity ratio was 51% computed on a basis consistent with its commitment. As a result of MidAmerican Energy's regulatory commitment to maintain its common equity above certain thresholds, MidAmerican Energy could dividend $1.3 billion as of December 31, 2014, without falling below 42%, and MidAmerican Funding had restricted net assets of $2.9 billion.

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

MidAmerican Energy's historical and forecasted capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, for the years ended December 31 are as follows (in millions):

	Historical			Forecasted
	2012	2013	2014	2015	2016	2017

Construction and other development projects	$369	$607	$1,040	$987	$239	$111
Operating projects	276	419	486	429	353	311
Total	$645	$1,026	$1,526	$1,416	$592	$422

MidAmerican Energy's historical and forecasted capital expenditures include the following:

•
The construction of wind-powered generating facilities totaling $767 million for 2014, $401 million for 2013 and $168 million for 2012, excluding $406 million of costs in 2012 for which payments are due in December 2015. In August 2013, the IUB approved ratemaking principles related to the construction of up to 1,050 MW (nominal ratings) of wind-powered generating facilities, 555 MW (nominal ratings) of which were in service as of December 31, 2014, with the remaining 495 MW (nominal ratings) to be placed in service in 2015. Additionally, in February 2015, the IUB approved ratemaking principles for the construction of an additional 162 MW (nominal ratings) of wind-powered generating facilities to be placed in service in 2015. Forecasted capital expenditures included in the table above related to the total 657 MW (nominal ratings) to be placed in service in 2015 are $787 million. MidAmerican Energy expects all of these wind-powered generating facilities to qualify for federal production tax credits. MidAmerican Energy continues to evaluate additional cost effective wind-powered generation.

•
Environmental projects, primarily at George Neal Energy Center Units 3 and 4 and Ottumwa Generating Station, totaling $76 million for 2014, $171 million for 2013 and $189 million for 2012 to install or upgrade emissions control equipment for the reduction of sulfur dioxide, nitrogen oxides and particulate matter emissions. MidAmerican Energy anticipates costs for environmental projects will total $190 million between 2015 and 2017 and consist primarily of expenditures for the management of coal combustion residuals. Refer to "Coal Combustion Byproduct Disposal" in the Environmental Laws and Regulation section later in this Item 7 for further discussion.

•
Transmission Multi-Value Project ("MVPs") investments totaling $144 million for 2014, $20 million for 2013 and $5 million for 2012. MidAmerican Energy has approval from the MISO for four MVPs located in Iowa and Illinois totaling approximately $541 million in capital expenditures, excluding non-cash equity AFUDC. Forecasted capital expenditures for these MVPs are $152 million, $177 million and $26 million, for 2015, 2016 and 2017, respectively. These projects, which will add approximately 245 miles of 345 kV transmission line to MidAmerican Energy's transmission system, will be owned and operated by MidAmerican Energy.

•	Remaining expenditures primarily relate to routine operating projects for distribution, generation, transmission and other infrastructure needed to serve existing and expected demand.

Contractual Obligations

MidAmerican Energy and MidAmerican Funding have contractual cash obligations that may affect their financial condition. The following table summarizes the material contractual cash obligations of MidAmerican Energy and MidAmerican Funding as of December 31, 2014 (in millions):

	Payments Due By Periods
		2016-	2018-	2020 &
	2015	2017	2019	beyond	Total
MidAmerican Energy:
Long-term debt	$426	$288	$850	$2,507	$4,071
Interest payments on long-term debt(1) (2)	164	329	265	1,882	2,640
Coal, electricity and natural gas contract commitments(1)	368	398	88	72	926
Construction obligations(1)	767	62	—	—	829
Operating leases, easements and other commitments(1)	47	107	141	746	1,041
	1,772	1,184	1,344	5,207	9,507

MidAmerican Funding parent:
Long-term debt	—	—	—	325	325
Interest payments on long-term debt(1)	23	45	45	213	326
	23	45	45	538	651
Total contractual cash obligations	$1,795	$1,229	$1,389	$5,745	$10,158

(1)	Not reflected on the Consolidated Balance Sheets.

(2)
Includes interest payments for tax-exempt bond obligations with interest rates scheduled to reset periodically prior to maturity. Future variable interest rates are assumed to equal December 31, 2014 rates.

MidAmerican Energy has other types of commitments that relate primarily to construction expenditures (in "Utility Construction Expenditures" section above) and asset retirement obligations (Note 12), which have not been included in the above table because the amount or timing of the cash payments is not certain. Refer to Notes 8, 12 and 15 in Notes to Financial Statements in Item 8 of this Form 10-K for additional information.

Regulatory Matters

In July 2014, the IUB issued an order approving new retail electric base rates for MidAmerican Energy's Iowa customers. The order allows MidAmerican Energy to increase its base rates over approximately three years and will result in equal annualized increases in revenues of $45 million, or 3.6% over 2012, effective August 2013 and again on January 1, 2015 and 2016, for a total annualized increase of $135 million when fully implemented. In addition to an increase in base rates, the order approves the implementation of two new adjustment clauses. One clause relates to retail energy production costs such as fuel, fuel transportation and the impacts of the production tax credit. The second clause relates to certain electric transmission charges. The adjustment clauses provide for recovery of these costs from customers based on MidAmerican Energy's forecasted annual costs, with the variance between actual and forecasted costs to be recovered or credited in the following year. The order also approves seasonal pricing that results in a greater difference between higher base rates in effect for June through September and base rates applicable to the remaining months of the year, which MidAmerican Energy expects will shift an additional 15-25% of annual earnings into the June through September period. Additionally, the order approves a revenue sharing mechanism that shares with MidAmerican Energy's customers 80% of revenues related to equity returns above 11% and 100% of revenues related to equity returns above 14%. The customer portion of any sharing reduces rate base. The changes in seasonal pricing, adjustment clauses and new revenue sharing mechanism were effective with final base rates. MidAmerican Energy and the OCA have agreed not to seek or support an increase or decrease in the final base rates to become effective prior to January 1, 2018, unless MidAmerican Energy projects its return on equity for 2015, 2016 or 2017 to be below 10%.

In November 2014, the ICC issued an order approving a retail electric base rate increase for MidAmerican Energy's Illinois customers. The order authorizes MidAmerican Energy to increase rates by $16 million, or 10%, annually and to implement a new adjustment clause for the recovery of certain electric transmission charges. New rates and the adjustment clause were effective in December 2014.

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

National Ambient Air Quality Standards

Under the authority of the Clean Air Act, the EPA sets minimum national ambient air quality standards for six principal pollutants, consisting of carbon monoxide, lead, nitrogen oxides, particulate matter, ozone and sulfur dioxide, considered harmful to public health and the environment. Areas that achieve the standards, as determined by ambient air quality monitoring, are characterized as being in attainment, while those that fail to meet the standards are designated as being nonattainment areas. Generally, sources of emissions in a nonattainment area that are determined to contribute to the nonattainment are required to reduce emissions. Most air quality standards require measurement over a defined period of time to determine the average concentration of the pollutant present. Currently, with the exceptions described in the following paragraphs, air quality monitoring data indicates that all counties where MidAmerican Energy's major emission sources are located are in attainment of the current national ambient air quality standards.

In November 2014, the EPA released a new proposal to strengthen the national ambient air quality standard for ground level ozone from the current level of 75 parts per billion to a level between 65 and 70 parts per billion. Review or revision is required to be complete by October 2015. Until the standards' review or revision is complete, the EPA is proceeding with implementation of the 2008 ozone standards.

In January 2010, the EPA finalized a one-hour air quality standard for nitrogen dioxide at 100 parts per billion. In February 2012, the EPA published final designations indicating that based on air quality monitoring data, all areas of the country are designated as "unclassifiable/attainment" for the 2010 nitrogen dioxide national ambient air quality standard.

In June 2010, the EPA finalized a new national ambient air quality standard for sulfur dioxide. Under the 2010 rule, areas must meet a one-hour standard of 75 parts per billion utilizing a three-year average. The rule utilizes source modeling in addition to the installation of ambient monitors where sulfur dioxide emissions impact populated areas. Attainment designations were due by June 2012; however, citing a lack of sufficient information to make the designations, the EPA did not issue its final designations until July 2013 and determined, at that date, that a portion of Muscatine County, Iowa was in nonattainment for the one-hour sulfur dioxide standard. MidAmerican Energy's Louisa coal-fueled generating facility is located just outside of Muscatine County, south of the violating monitor. In its final designation, the EPA indicated that it was not yet prepared to conclude that the emissions from the Louisa coal-fueled generating facility contribute to the monitored violation or to other possible violations, and that in a subsequent round of designations, the EPA will make decisions for areas and sources outside Muscatine County. MidAmerican Energy does not believe a subsequent nonattainment designation will have a material impact on the Louisa coal-fueled generating facility.

In December 2012, the EPA finalized more stringent fine particulate matter national ambient air quality standards, reducing the annual standard from 15 micrograms per cubic meter to 12 micrograms per cubic meter and retaining the 24-hour standard at 35 micrograms per cubic meter. The EPA did not set a separate secondary visibility standard, choosing to rely on the existing secondary 24-hour standard to protect against visibility impairment. In December 2014, the EPA issued final area designations for the 2012 fine particulate matter standard. Based on these designations, the areas in which the Company operates generating facilities have been classified as "unclassifiable/attainment." Unless additional monitoring suggests otherwise, MidAmerican Energy does not anticipate that any impacts of the revised standard will be significant.

As new, more stringent national ambient air quality standards are adopted, the number of counties designated as nonattainment areas is likely to increase. Businesses operating in newly designated nonattainment counties could face increased regulation and costs to monitor or reduce emissions. For instance, existing major emissions sources may have to install reasonably available control technologies to achieve certain reductions in emissions and undertake additional monitoring, recordkeeping and reporting. The construction or modification of facilities that are sources of emissions could also become more difficult in nonattainment areas. Until new requirements are promulgated and additional monitoring and modeling is conducted, the impacts on MidAmerican Energy cannot be determined.

Mercury and Air Toxics Standards

In March 2011, the EPA proposed a rule that requires coal-fueled generating facilities to reduce mercury emissions and other hazardous air pollutants through the establishment of "Maximum Achievable Control Technology" standards. The final rule, MATS, was published in the Federal Register in February 2012, with an effective date of April 16, 2012, and requires that new and existing coal-fueled generating facilities achieve emission standards for mercury, acid gases and other non-mercury hazardous air pollutants. Existing sources are required to comply with the new standards by April 16, 2015. Individual sources may be granted up to one additional year, at the discretion of the Title V permitting authority, to complete installation of controls or for transmission system reliability reasons. MidAmerican Energy believes that its emissions reduction projects completed to date or currently permitted or planned for installation, including scrubbers, baghouses and electrostatic precipitators, are consistent with the EPA's MATS and will support MidAmerican Energy's ability to comply with the final rule's standards for acid gases and non-mercury metallic hazardous air pollutants. MidAmerican Energy is proceeding with additional actions to reduce mercury emissions through the installation of controls and use of sorbent injection at certain of its coal-fueled generating facilities to otherwise comply with the final rule's standards.

MidAmerican Energy plans to retire four coal-fueled generating units between 2015 and 2016 as the least-cost alternative to comply with the MATS. Walter Scott, Jr. Energy Center Units 1 and 2 are to be retired by April 15, 2015, and George Neal Energy Center Units 1 and 2 are to be retired by April 15, 2016. These units produced 2.1 million MWh of electricity, or 7% of MidAmerican Energy's owned generation production, during 2014. A fifth unit, Riverside Generating Station, will be limited to natural gas combustion by March 31, 2015.

Incremental costs to install and maintain emissions control equipment at MidAmerican Energy's coal-fueled generating facilities and any resulting shut down of what have traditionally been low cost coal-fueled generating facilities will likely increase the cost of providing service to customers. Numerous lawsuits have been filed in the United States Court of Appeals for the District of Columbia Circuit ("D.C. Circuit") challenging the MATS. In April 2014, the D.C. Circuit upheld the MATS requirements. In November 2014, the United States Supreme Court agreed to hear the MATS appeal on the limited issue of whether the EPA unreasonably refused to consider costs in determining whether it is appropriate to regulate hazardous air pollutants emitted by electric utilities. The outcome of the United States Supreme Court's decision is uncertain and until the court renders its decision or otherwise implements a stay of the MATS requirements, MidAmerican Energy is proceeding to fulfill its legal obligations to comply with the MATS.

Clean Air Interstate Rule, Clean Air Transport Rule and Cross-State Air Pollution Rule

The EPA promulgated the CAIR in March 2005 to reduce emissions of nitrogen oxides and sulfur dioxide, precursors of ozone and particulate matter, from down-wind sources. The CAIR required states in the eastern United States, including Iowa, to reduce emissions by implementing a plan based on a market-based cap-and-trade system, emissions reductions, or both. The CAIR created separate trading programs for nitrogen oxides and sulfur dioxide emissions credits. The nitrogen oxides and sulfur dioxide emissions reductions were planned to be accomplished in two phases, in 2009-2010 and 2015. After the CAIR was overturned by the D.C. Circuit in 2008, the EPA proposed a successor rule, which became known as the Cross-State Air Pollution Rule ("CSAPR"), to address interstate transport of sulfur dioxide and nitrogen oxides emissions in 27 eastern and Midwestern states. Upon full implementation in 2014, the CSAPR would have reduced total sulfur dioxide emissions by 73% and nitrogen oxides emissions by 54% at electric generating facilities in the 27-state region as compared to 2005 levels.

After additional litigation over the rule, the United States Supreme Court issued a decision on April 29, 2014, upholding the 2011 CSAPR, concluding that the EPA's allocation of emissions reductions in upwind states permissibly considered the cost-effectiveness of achieving downwind attainment and that the EPA had authority under the Clean Air Act to impose federal implementation plans immediately after disapproving state implementation plans. The United States Supreme Court remanded the case to the D.C. Circuit for further action. The D.C. Circuit's previous stay of the rule was lifted in October 2014 and the first phase of the rule was implemented January 1, 2015.

MidAmerican Energy has installed emissions controls at some of its coal-fueled generating facilities to comply with the CSAPR and may purchase emissions allowances to meet a portion of its compliance obligations. The cost of these allowances is subject to market conditions at the time of purchase and historically has not been material. MidAmerican Energy believes that the controls installed to date are consistent with the reductions to be achieved from implementation of the final rule.

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

Numerous changes have been proposed to the NSR rules and regulations over a period of years. In addition to the proposed changes, differing interpretations by the EPA and the courts create risk and uncertainty for entities when seeking permits for new projects and installing emissions controls at existing facilities under NSR requirements. MidAmerican Energy monitors these changes and interpretations to ensure permitting activities are conducted in accordance with the applicable requirements.

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

Climate Change

While significant measures to regulate GHG emissions at the federal level were considered by the United States Congress in 2010, comprehensive climate change legislation has not been adopted. In June 2013, President Obama issued a Climate Action Plan, which, among other things, required the EPA to address GHG emissions from new, modified and existing fossil-fueled generating facilities under the Clean Air Act. Regulation of GHG emissions has proceeded under various provisions of the Clean Air Act since the EPA's December 2009 findings that GHG emissions threaten public health and welfare.

GHG Tailoring Rule

In May 2010, the EPA finalized the GHG "Tailoring Rule" requiring new or modified sources of GHG emissions with increases of 75,000 or more tons per year of total GHG to determine the best available control technology for their GHG emissions beginning in January 2011. New or existing major sources are also subject to Title V operating permit requirements for GHG. Beginning July 1, 2011 through June 30, 2013, new construction projects that emit GHG emissions of at least 100,000 tons per year and modifications of existing facilities that increase GHG emissions by at least 75,000 tons per year became subject to permitting requirements. While the final rule also required facilities that were previously not subject to Title V permitting requirements to obtain Title V permits if they emit at least 100,000 tons per year of carbon dioxide equivalents, litigation over the Tailoring Rule resulted in a decision by the United States Supreme Court in June 2014 that the EPA could not utilize the Tailoring Rule to impose GHG permitting requirements on sources not otherwise subject to Clean Air Act permitting provisions. That decision did not impact MidAmerican Energy’s sources that are already subject to Clean Air Act permitting. MidAmerican Energy has obtained permits to install emissions reduction equipment at existing generating facilities to comply with the transport rule (previously referenced as CSAPR and in its current implementation of the CAIR requirements) and was required to assess the impacts of the projects on GHG emissions. A GHG emissions limit was imposed on the permits for those projects. MidAmerican Energy's management believes compliance with the GHG limits under these permits will not result in a material adverse impact on its operations. To date, permitting authorities implementing the GHG Tailoring Rule have included efficiency improvements to demonstrate compliance with best available control technology for GHG, as well as requiring emissions limits for GHGs in permits, which have not had a material impact on MidAmerican Energy's financial results.

GHG Performance Standards

Under the Clean Air Act, the EPA may establish emissions standards that reflect the degree of emissions reductions achievable through the best technology that has been demonstrated, taking into consideration the cost of achieving those reductions and any non-air quality health and environmental impact and energy requirements. The EPA entered into a settlement agreement with a number of parties, including certain state governments and environmental groups, in December 2010 to promulgate emissions standards covering GHG. In April 2012, the EPA proposed new source performance standards for new fossil-fueled generating facilities that would limit emissions of carbon dioxide to 1,000 pounds per MWh. As part of his Climate Action Plan, President Obama announced a national climate change strategy and issued a presidential memorandum requiring the EPA to issue a re-proposed GHG new source performance standard for fossil-fueled generating facilities by September 2013. The September 2013 GHG new source performance standards released by the EPA set different standards for coal-fueled and natural gas-fueled generating facilities. The proposed standard for natural gas-fueled generating facilities considers the size of the unit and the electricity sent to the grid from the unit, establishing a standard of 1,000 to 1,100 pounds of carbon dioxide per MWh. The standard proposed for coal-fueled generating facilities is 1,100 pounds of carbon dioxide per MWh on an annual basis or 1,000 to 1,050 pounds of carbon dioxide per MWh averaged over a seven-year period, both of which would require partial carbon capture and sequestration. The proposed standards were published in the Federal Register January 8, 2014, and the public comment period closed in May 2014. Any new fossil-fueled generating facilities constructed by MidAmerican Energy will be required to meet the GHG new source performance standards, which are expected to be finalized in the summer of 2015.

In June 2014, the EPA released proposed regulations to address GHG emissions from existing fossil-fueled generating facilities, referred to as the Clean Power Plan, under Section 111(d) of the Clean Air Act. The EPA's proposal calculated state-specific emission rate targets to be achieved based on four building blocks that it determined were the "Best System of Emission Reduction." The four building blocks include: (a) a 6% heat rate improvement from coal-fueled generating facilities; (b) increased utilization of existing combined-cycle natural gas-fueled generating facilities to 70%; (c) increased deployment of renewable and non-carbon generating resources; and (d) increased energy efficiency. Under the EPA's proposal, states may utilize any measure to achieve the specified emission reduction goals, with an initial implementation period of 2020-2029 and the final goal to be achieved by 2030. When fully implemented, the proposal is expected to reduce carbon dioxide emissions in the power sector to 30% below 2005 levels by 2030. The public comment period closed December 1, 2014, and the final guidelines are scheduled to be issued in the summer of 2015. States are required to submit implementation plans by June 2016, but they may request an extension to June 2017, or June 2018 if they plan to participate in a regional compliance program. The impacts of the proposal on MidAmerican Energy cannot be determined until the EPA finalizes the proposal and the states develop their implementation plans. MidAmerican Energy has historically pursued cost-effective projects, including plant efficiency improvements, increased diversification of its generating fleet to include deployment of renewable and lower carbon generating resources, and advancement of customer energy efficiency programs.

In November 2014, President Obama announced the United States and China had reached a climate change agreement under which the United States intends to achieve an economy-wide target of reducing its emissions by 26% to 28% below 2005 levels in 2025 and China would peak its GHG emissions around 2030 and increase the share of non-fossil fuels in primary energy consumption to 20% by 2030.

While the discussion continues at the federal and international level over the direction of climate change policy, several states have continued to implement state-specific laws or regional initiatives to report or mitigate GHG emissions. In addition, governmental, non-governmental and environmental organizations have become more active in pursuing climate change related litigation under existing laws.

In the absence of comprehensive climate legislation or regulation, MidAmerican Energy has continued to invest in lower- and non-carbon generating resources and to operate in an environmentally responsible manner. Examples of MidAmerican Energy's significant investments in programs and facilities that mitigate its GHG emissions include:

•
MidAmerican Energy owns the largest portfolio of wind-powered generating capacity in the United States among rate-regulated utilities. As of December 31, 2014, MidAmerican Energy had 3,457 MW of wind-powered generating capacity in operation and under construction at a total cost when constructed of approximately $6 billion. As of December 31, 2014, 2,832 MW of wind-powered generating capacity was in service.

•
Investments in transmission systems that: (a) address customer load growth; (b) improve system reliability; (c) reduce transmission system constraints; (d) provide access to diverse generation resources, including renewable resources; and (e) improve the flow of electricity.

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

•	Operating costs may be higher and generating unit outputs may be lower;

•	Higher interest and financing costs and reduced access to capital markets may result to the extent that financial markets view climate change and GHG emissions as a greater business risk; and

•	MidAmerican Energy's electric transmission and retail sales may be impacted in response to changes in customer demand and requirements to reduce GHG emissions.
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

GHG Litigation

MidAmerican Energy closely monitors ongoing environmental litigation. Numerous lawsuits have been unsuccessfully pursued against the industry that attempt to link GHG emissions to public or private harm. The lower courts initially refrained from adjudicating the cases under the "political question" doctrine, because of their inherently political nature. These cases have typically been appealed to federal appellate courts and, in certain circumstances, to the United States Supreme Court. An adverse ruling in similar cases would likely result in increased regulation and costs for GHG emitters, including MidAmerican Energy's generating facilities.

Water Quality Standards

The federal Water Pollution Control Act ("Clean Water Act") establishes the framework for maintaining and improving water quality in the United States through a program that regulates, among other things, discharges to and withdrawals from waterways. The Clean Water Act requires that cooling water intake structures reflect the "best technology available for minimizing adverse environmental impact" to aquatic organisms. After significant litigation, the EPA released a proposed rule under §316(b) of the Clean Water Act to regulate cooling water intakes at existing facilities. The final rule was released in May 2014, and became effective in October 2014. Under the final rule, existing facilities that withdraw at least 25% of their water exclusively for cooling purposes and have a design intake flow of greater than two million gallons per day are required to reduce fish impingement (i.e., when fish and other aquatic organisms are trapped against screens when water is drawn into a facility's cooling system) by choosing one of seven options. Facilities that withdraw at least 125 million gallons of water per day from waters of the United States must also conduct studies to help their permitting authority determine what site-specific controls, if any, would be required to reduce entrainment of aquatic organisms (i.e., when organisms are drawn into the facility). MidAmerican Energy is assessing the options for compliance at its generating facilities impacted by the final rule and will complete impingement and entrainment studies. All of MidAmerican Energy's coal-fueled generating facilities, except Louisa, Ottumwa and Walter Scott, Jr. Unit 4, which have water cooling towers, withdraw more than 125 million gallons per day of water from waters of the United States for once-through cooling applications. The standards are required to be met as soon as possible after the effective date of the final rule, but no later than eight years thereafter. The costs of compliance with the cooling water intake structure rule cannot be fully determined until the prescribed studies are conducted. In the event that MidAmerican Energy's existing intake structures require modification, the costs are not anticipated to be significant to its financial statements.

In June 2013, the EPA published proposed effluent limitation guidelines and standards for the steam electric power generating sector. These guidelines, which had not been revised since 1982, were revised in response to the EPA's concerns that the addition of controls for air emissions have changed the effluent discharged from coal- and natural gas-fueled generating facilities. While the EPA expected the final rule to be published in May 2014, the final rule is now scheduled for release by September 30, 2015. It is likely that the new guidelines will impose more stringent limits on wastewater discharges from coal-fueled generating facilities and associated ash and scrubber ponds. However, until the revised guidelines are finalized, MidAmerican Energy cannot predict the impact on its generating facilities.

In April 2014, the EPA and the United States Army Corps of Engineers issued a joint proposal to address "Waters of the United States" to clarify protection under the Clean Water Act for streams and wetlands. The proposed rule comes as a result of United States Supreme Court decisions in 2001 and 2006 that created confusion regarding jurisdictional waters that were subject to permitting under either nationwide or individual permitting requirements. As currently proposed, a variety of projects that otherwise would have qualified for streamlined permitting processes under nationwide or regional general permits will be required to undergo more lengthy and costly individual permit procedures based on an extension of waters that will be deemed jurisdictional. The public comment period closed November 14, 2014. Until the rule is finalized, MidAmerican Energy cannot determine whether projects that include construction and demolition will face more complex permitting issues, higher costs or increased requirements for compensatory mitigation.

Coal Combustion Byproduct Disposal

In May 2010, the EPA released a proposed rule to regulate the management and disposal of coal combustion byproducts, presenting two alternatives to regulation under the RCRA. The public comment period closed in November 2010. The final rule was released by the EPA on December 19, 2014 and will be effective 180 days after it is published in the Federal Register. The final rule regulates coal combustion byproducts as non-hazardous waste under RCRA Subtitle D and establishes minimum nationwide standards for the disposal of coal combustion residuals. Under the final rule, surface impoundments and landfills utilized for coal combustion byproducts may need to be closed unless they can meet the more stringent regulatory requirements.

As defined by the final rule, MidAmerican Energy owns or operates seven surface impoundments and four landfills that contain coal combustion byproducts. MidAmerican Energy is assessing the requirements of the final rule to determine the costs of compliance.

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

MidAmerican Energy expects it will be allowed to recover the prudently incurred costs to comply with the environmental laws and regulations discussed above. MidAmerican Energy's planning efforts take into consideration the complexity of balancing factors such as: (a) pending environmental regulations and requirements to reduce emissions, address waste disposal, ensure water quality, and protect wildlife; (b) avoidance of excessive reliance on any one generation technology; (c) costs and trade-offs of various resource options including energy efficiency, demand response programs, and renewable generation; (d) state-specific energy policies, resource preferences, and economic development efforts; (e) additional transmission investment to reduce power costs and increase efficiency and reliability of the integrated transmission system; and (f) keeping rates affordable. Due to the number of generating units impacted by environmental regulations, deferring installation of compliance-related projects is often not feasible or cost effective and places MidAmerican Energy at risk of not having access to necessary capital, material, and labor while attempting to perform major equipment installations in a compressed timeframe concurrent with other utilities across the country. Therefore, MidAmerican Energy has established installation schedules with permitting agencies that coordinate compliance timeframes with construction and tie-in of major environmental compliance projects as units are scheduled off-line for planned maintenance outages; these coordinated efforts help reduce costs associated with replacement power and maintain system reliability.

Collateral and Contingent Features

Debt securities of MidAmerican Energy are rated by credit rating agencies. Assigned credit ratings are based on each rating agency's assessment of MidAmerican Energy's ability to, in general, meet the obligations of its issued debt securities. The credit ratings are not a recommendation to buy, sell or hold securities, and there is no assurance that a particular credit rating will continue for any given period of time. As of December 31, 2014, MidAmerican Energy's credit ratings for its senior secured debt and its issuer credit ratings for senior unsecured debt from the three recognized credit rating agencies were investment grade. As a result of the issuance of first mortgage bonds by MidAmerican Energy in September 2013, its then outstanding senior unsecured debt was equally and ratably secured with such first mortgage bonds. Refer to Note 8 of MidAmerican Energy's Notes to Financial Statements in Item 8 of this Form 10-K for a discussion of MidAmerican Energy's first mortgage bonds.

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

In accordance with industry practice, certain wholesale agreements, including derivative contracts, contain credit support provisions that in part base MidAmerican Energy's collateral requirements on its credit ratings for senior unsecured debt as reported by one or more of the three recognized credit rating agencies. These agreements may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance," or in some cases terminate the contract, in the event of a material adverse change in MidAmerican Energy's creditworthiness. These rights can vary by contract and by counterparty. If all credit-risk-related contingent features or adequate assurance provisions for these agreements had been triggered as of December 31, 2014, MidAmerican Energy would have been required to post $234 million of additional collateral. MidAmerican Energy's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors. Refer to Note 13 of Notes to Financial Statements in Item 8 of this Form 10‑K for a discussion of MidAmerican Energy's collateral requirements specific to its derivative contracts.

In July 2010, the President signed into law the Dodd-Frank Reform Act. The Dodd-Frank Reform Act reshapes financial regulation in the United States by creating new regulators, regulating markets and firms not previously regulated, and providing new enforcement powers to regulators. Virtually all major areas of the Dodd-Frank Reform Act are and have been subject to extensive rulemaking proceedings being conducted both jointly and independently by multiple regulatory agencies, many of which have been completed and others that have not yet been finalized.

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

Inflation

Historically, overall inflation and changing prices in the economies where MidAmerican Energy operates have not had a significant impact on its financial results. MidAmerican Energy operates under cost-of-service based rate structures administered by various state commissions and the FERC. Under these rate structures, MidAmerican Energy is allowed to include prudent costs in its rates, including the impact of inflation. MidAmerican Energy attempts to minimize the potential impact of inflation on its operations through the use of fuel, energy and other cost adjustment clauses and bill riders, by employing prudent risk management and hedging strategies and by considering, among other areas, inflations impact on purchases of energy, operating expenses, materials and equipment costs, contract negotiations, future capital spending programs, and long-term debt issuances. There can be no assurance that such actions will be successful.

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

MidAmerican Energy continually evaluates the applicability of the guidance for regulated operations and whether its regulatory assets and liabilities are probable of inclusion in future regulated rates by considering factors such as a change in the regulator's approach to setting rates from cost-based ratemaking to another form of regulation, other regulatory actions or the impact of competition, that could limit MidAmerican Energy's ability to recover its costs. MidAmerican Energy believes the application of the guidance for regulated operations is appropriate, and its existing regulatory assets and liabilities are probable of inclusion in future regulated rates. The evaluation reflects the current political and regulatory climate at both the federal and state levels. If it becomes no longer probable that the deferred costs or income will be included in future regulated rates, the related regulatory assets and liabilities will be written off to net income, returned to customers or re-established as accumulated other comprehensive income (loss). Total regulatory assets were $908 million and total regulatory liabilities were $837 million as of December 31, 2014. Refer to Note 4 of Notes to Financial Statements in Item 8 of this Form 10-K for additional information regarding regulatory assets and liabilities.

Impairment of Goodwill

MidAmerican Funding's Consolidated Balance Sheet as of December 31, 2014, includes goodwill from the acquisition of MHC totaling $1.3 billion. Goodwill is allocated to each reporting unit. MidAmerican Funding evaluates goodwill for impairment at least annually and completed its annual review as of October 31. Additionally, no indicators of impairment were identified as of December 31, 2014. Significant judgment is required in estimating the fair value of the reporting unit and performing goodwill impairment tests. MidAmerican Funding uses a variety of methods to estimate a reporting unit's fair value, principally discounted projected future net cash flows. Key assumptions used include, but are not limited to, the use of estimated future cash flows; multiples of earnings; and an appropriate discount rate. Estimated future cash flows are impacted by, among other factors, growth rates, changes in regulations and rates, ability to renew contracts and estimates of future commodity prices. In estimating future cash flows, MidAmerican Funding incorporates current market information, as well as historical factors.

Pension and Other Postretirement Benefits

MidAmerican Energy sponsors defined benefit pension and other postretirement benefit plans that cover the majority of the employees of BHE and its domestic energy subsidiaries other than PacifiCorp and NV Energy Inc. MidAmerican Energy recognizes the funded status of its defined benefit pension and other postretirement benefit plans on the Balance Sheets. Funded status is the fair value of plan assets minus the benefit obligation as of the measurement date. As of December 31, 2014, MidAmerican Energy recognized a net liability totaling $100 million for the funded status of its defined benefit pension and other postretirement benefit plans. As of December 31, 2014, amounts not yet recognized as a component of net periodic benefit cost that were included in regulatory assets and regulatory liabilities totaled $42 million and $5 million, respectively.

The expense and benefit obligations relating to these defined benefit pension and other postretirement benefit plans are based on actuarial valuations. Inherent in these valuations are key assumptions, including discount rates, expected long-term rate of return on plan assets and healthcare cost trend rates. These key assumptions are reviewed annually and modified as appropriate. MidAmerican Energy believes that the assumptions utilized in recording obligations under the plans are reasonable based on prior plan experience and current market and economic conditions. Refer to Note 11 of Notes to Financial Statements in Item 8 of this Form 10-K for disclosures about MidAmerican Energy's defined benefit pension and other postretirement benefit plans, including the key assumptions used to calculate the funded status and net periodic benefit cost for these plans as of and for the year ended December 31, 2014.

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

			Other Postretirement
	Pension Plans		Benefit Plans
	+0.5%	-0.5%	+0.5%	-0.5%
Effect on December 31, 2014 Benefit Obligations:
Discount rate	$(39)	$43	$(11)	$11

Effect on 2014 Periodic Cost:
Discount rate	1	(1)	—	1
Expected rate of return on plan assets	(3)	3	(1)	1

A variety of factors affect the funded status of the plans, including asset returns, discount rates, plan changes and MidAmerican Energy's funding policy for each plan.

Income Taxes

In determining MidAmerican Funding's and MidAmerican Energy's income taxes, management is required to interpret complex income tax laws and regulations, which includes consideration of regulatory implications imposed by MidAmerican Energy's various regulatory jurisdictions. MidAmerican Funding's and MidAmerican Energy's income tax returns are subject to continuous examinations by federal, state and local tax authorities that may give rise to different interpretations of these complex laws and regulations. Due to the nature of the examination process, it generally takes years before these examinations are completed and these matters are resolved. MidAmerican Funding and MidAmerican Energy recognize the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the Consolidated Financial Statements from such a position are measured based on the largest benefit that is more-likely-than-not to be realized upon ultimate settlement. Although the ultimate resolution of their federal, state and local tax examinations is uncertain, each company believes it has made adequate provisions for its income tax positions. The aggregate amount of any additional income tax liabilities that may result from these examinations, if any, is not expected to have a material impact on its consolidated financial results. Refer to Note 10 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding income taxes.

MidAmerican Energy is required to pass income tax benefits related to certain property-related basis differences and other various differences on to its customers in Iowa. These amounts were recognized as a net regulatory asset totaling $730 million as of December 31, 2014, and will be included in regulated rates when the temporary differences reverse.

Revenue Recognition - Unbilled Revenue

Revenue from electric and natural gas customers is recognized as electricity or natural gas is delivered or services are provided. The determination of customer billings is based on a systematic reading of meters and rates. At the end of each month, energy provided to customers since the date of the last meter reading is estimated, and the corresponding unbilled revenue is recorded. Unbilled revenue was $131 million as of December 31, 2014. Factors that can impact the estimate of unbilled energy include, but are not limited to, seasonal weather patterns, total volumes supplied to the system, line losses, economic impacts and composition of sales among customer classes. Estimates are reversed in the following month and actual revenue is recorded based on subsequent meter readings.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

MidAmerican Energy's Balance Sheets include assets and liabilities with fair values that are subject to market risks. MidAmerican Energy's significant market risks are primarily associated with commodity prices, interest rates and the extension of credit to counterparties with which it transacts. The following discussion addresses the significant market risks associated with MidAmerican Energy's business activities. MidAmerican Energy has established guidelines for credit risk management. Refer to Notes 2 and 13 of Notes to Financial Statements in Item 8 of this Form 10-K for additional information regarding MidAmerican Energy's contracts accounted for as derivatives.

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

The table that follows summarizes MidAmerican Energy's price risk on commodity contracts accounted for as derivatives, excluding collateral netting of $47 million and $- million, as of December 31, 2014 and 2013, respectively, and shows the effects of a hypothetical 10% increase and 10% decrease in forward market prices with the contracted or expected volumes. The selected hypothetical change does not reflect what could be considered the best or worst case scenarios (dollars in millions):

	Fair Value -	Estimated Fair Value after
	Net Asset	Hypothetical Change in Price
	(Liability)	10% increase	10% decrease
As of December 31, 2014:
Not designated as hedging contracts	$(36)	$(31)	$(41)
Designated as hedging contracts	(38)	7	(83)
Total commodity derivative contracts	$(74)	$(24)	$(124)

As of December 31, 2013:
Not designated as hedging contracts	$(17)	$(27)	$(7)
Designated as hedging contracts	(10)	27	(47)
Total commodity derivative contracts	$(27)	$—	$(54)

The majority of MidAmerican Energy's commodity derivative contracts not designated as hedging contracts are recoverable from customers in regulated rates and, therefore, net unrealized gains and losses associated with interim price movements on commodity derivative contracts do not expose MidAmerican Energy to earnings volatility. As of December 31, 2014 and 2013, a net regulatory asset of $38 million and $10 million, respectively, was recorded related to the net derivative liability of $36 million and $17 million, respectively. For MidAmerican Energy's commodity derivative contracts designated as hedging contracts, net unrealized gains and losses associated with interim price movements on commodity derivative contracts, to the extent the hedge is considered effective, generally do not expose MidAmerican Energy to earnings volatility. The settled cost of these commodity derivative contracts is generally included in regulated rates. Financial results would be negatively impacted if the costs of wholesale electricity, natural gas or fuel are higher than what is included in regulated rates, including the impacts of adjustment mechanisms.

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

As of December 31, 2014 and 2013, MidAmerican Energy had short- and long-term variable-rate obligations totaling $245 million and $195 million, respectively, that expose MidAmerican Energy to the risk of increased interest expense in the event of increases in short-term interest rates. The market risk related to MidAmerican Energy's variable-rate debt as of December 31, 2014, is not hedged. If variable interest rates were to increase by 10% from December 31 levels, it would not have a material effect on MidAmerican Energy's annual interest expense. The carrying value of the variable-rate obligations approximates fair value as of December 31, 2014 and 2013.

Credit Risk

MidAmerican Energy is exposed to counterparty credit risk associated with wholesale energy supply and marketing activities with other utilities, energy marketing companies, financial institutions and other market participants. Additionally, MidAmerican Energy participates in the regional transmission organization ("RTO") markets and has indirect credit exposure related to other participants, although RTO credit policies are designed to limit exposure to credit losses from individual participants. Credit risk may be concentrated to the extent MidAmerican Energy's counterparties have similar economic, industry or other characteristics and due to direct or indirect relationships among the counterparties. Before entering into a transaction, MidAmerican Energy analyzes the financial condition of each significant wholesale counterparty, establishes limits on the amount of unsecured credit to be extended to each counterparty, and evaluates the appropriateness of unsecured credit limits on an ongoing basis. To further mitigate wholesale counterparty credit risk, MidAmerican Energy enters into netting and collateral arrangements that may include margining and cross-product netting agreements and obtains third-party guarantees, letters of credit and cash deposits. If required, MidAmerican Energy exercises rights under these arrangements, including calling on the counterparty's credit support arrangement.

Substantially all of MidAmerican Energy's electric wholesale sales revenue results from participation in RTOs, including the MISO and the PJM. MidAmerican Energy's share of historical losses from defaults by other RTO market participants has not been material. As of December 31, 2014, MidAmerican Energy's aggregate direct credit exposure from electric wholesale marketing counterparties was not material.

Item 8.	Financial Statements and Supplementary Data

MidAmerican Energy Company

MidAmerican Funding, LLC and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
MidAmerican Energy Company
Des Moines, Iowa

We have audited the accompanying balance sheets and statements of capitalization of MidAmerican Energy Company (the "Company") as of December 31, 2014 and 2013, and the related statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the Company's financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of MidAmerican Energy Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Des Moines, Iowa
February 27, 2015

MIDAMERICAN ENERGY COMPANY
BALANCE SHEETS
(Amounts in millions)

	As of December 31,
	2014	2013
ASSETS
Utility plant, net:
Electric	$13,426	$11,936
Gas	1,432	1,365
Gross utility plant in service	14,858	13,301
Accumulated depreciation and amortization	(4,954)	(4,710)
Utility plant in service, net	9,904	8,591
Construction work in progress	606	737
Total utility plant, net	10,510	9,328
Current assets:
Cash and cash equivalents	29	194
Receivables, net	433	454
Income taxes receivable	307	50
Inventories	185	229
Other	87	64
Total current assets	1,041	991
Other assets:
Regulatory assets	908	748
Investments and nonregulated property, net	634	598
Other	164	204
Total other assets	1,706	1,550
Total assets	$13,257	$11,869
CAPITALIZATION AND LIABILITIES
Capitalization:
MidAmerican Energy common shareholder's equity	$4,250	$3,845
Long-term debt, excluding current portion	3,630	3,202
Total capitalization	7,880	7,047
Current liabilities:
Short-term debt	50	—
Current portion of long-term debt	426	350
Accounts payable	392	368
Taxes accrued	128	118
Interest accrued	40	37
Other	131	97
Total current liabilities	1,167	970
Other liabilities:
Deferred income taxes	2,663	2,294
Asset retirement obligations	432	430
Regulatory liabilities	837	875
Other	278	253
Total other liabilities	4,210	3,852
Total capitalization and liabilities	$13,257	$11,869

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF OPERATIONS
(Amounts in millions)

	Years Ended December 31,
	2014	2013	2012
Operating revenue:
Regulated electric	$1,817	$1,762	$1,694
Regulated gas	996	824	659
Nonregulated	927	817	889
Total operating revenue	3,740	3,403	3,242

Operating costs and expenses:
Regulated:
Cost of fuel, energy and capacity	532	517	458
Cost of gas sold	720	558	424
Other operating expenses	477	435	427
Maintenance	222	224	220
Depreciation and amortization	351	403	392
Property and other taxes	123	119	115
Total regulated operating costs and expenses	2,425	2,256	2,036
Nonregulated:
Cost of sales	863	764	807
Other	30	27	29
Total nonregulated operating costs and expenses	893	791	836
Total operating costs and expenses	3,318	3,047	2,872

Operating income	422	356	370

Non-operating income:
Interest income	1	1	1
Allowance for equity funds	39	19	14
Other, net	9	15	9
Total non-operating income	49	35	24

Fixed charges:
Interest on long-term debt	173	150	142
Other interest expense	1	1	1
Allowance for borrowed funds	(16)	(7)	(5)
Total fixed charges	158	144	138

Income before income tax benefit	313	247	256
Income tax benefit	(104)	(103)	(99)

Net income	417	350	355
Preferred dividends	—	1	1

Earnings on common stock	$417	$349	$354

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)

	Years Ended December 31,
	2014	2013	2012

Net income	$417	$350	$355

Other comprehensive (loss) income, net of tax:
Unrealized gains on available-for-sale securities, net of tax of $1, $1 and $2	1	1	3
Unrealized (losses) gains on cash flow hedges, net of tax of $(10), $9 and $4	(13)	12	7
Total other comprehensive (loss) income, net of tax	(12)	13	10

Comprehensive income	$405	$363	$365

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF CHANGES IN EQUITY
(Amounts in millions)

	MidAmerican Energy Shareholders' Equity
			Accumulated
			Other
	Common	Retained	Comprehensive	Preferred	Noncontrolling	Total
	Stock	Earnings	Loss, Net	Securities	Interests	Equity

Balance, December 31, 2011	$562	$2,716	$(34)	$27	$1	$3,272
Net income	—	355	—	—	—	355
Other comprehensive income	—	—	10	—	—	10
Disposition of subsidiary	—	—	—	—	(1)	(1)
Preferred dividends	—	(1)	—	—	—	(1)
Balance, December 31, 2012	562	3,070	(24)	27	—	3,635
Net income	—	350	—	—	—	350
Other comprehensive income	—	—	13	—	—	13
Common dividends	—	(125)	—	—	—	(125)
Redemption of preferred securities	(1)	—	—	(27)	—	(28)
Balance, December 31, 2013	561	3,295	(11)	—	—	3,845
Net income	—	417	—	—	—	417
Other comprehensive loss	—	—	(12)	—	—	(12)
Balance, December 31, 2014	$561	$3,712	$(23)	$—	$—	$4,250

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF CASH FLOWS
(Amounts in millions)

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$417	$350	$355
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	351	403	392
Deferred income taxes and amortization of investment tax credits	300	103	178
Changes in other assets and liabilities	47	57	49
Other, net	(57)	(27)	(21)
Changes in other operating assets and liabilities:
Receivables, net	(3)	(58)	(14)
Inventories	44	13	(40)
Derivative collateral, net	(53)	5	4
Contributions to pension and other postretirement benefit plans, net	(2)	8	(53)
Accounts payable	30	23	12
Taxes accrued, net	(252)	(164)	420
Other current assets and liabilities	1	22	(6)
Net cash flows from operating activities	823	735	1,276

Cash flows from investing activities:
Utility construction expenditures	(1,526)	(1,026)	(645)
Purchases of available-for-sale securities	(88)	(114)	(64)
Proceeds from sales of available-for-sale securities	80	102	45
Proceeds from sales of other investments	8	15	7
Other, net	5	11	18
Net cash flows from investing activities	(1,521)	(1,012)	(639)

Cash flows from financing activities:
Dividends	—	(125)	(1)
Proceeds from long-term debt	847	947	—
Repayments of long-term debt	(356)	(670)	(283)
Redemption of preferred securities	—	(28)	—
Net proceeds from short-term debt	50	—	—
Other, net	(8)	(7)	—
Net cash flows from financing activities	533	117	(284)

Net change in cash and cash equivalents	(165)	(160)	353
Cash and cash equivalents at beginning of year	194	354	1
Cash and cash equivalents at end of year	$29	$194	$354

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF CAPITALIZATION
(Amounts in millions, except share amounts)

	As of December 31,
	2014	2013
MidAmerican Energy common shareholder's equity:
Common shares, no par; 350,000,000 authorized; 70,980,203 outstanding	$561	$561
Retained earnings	3,712	3,295
Accumulated other comprehensive loss, net:
Unrealized losses on available-for-sale securities, net of tax of $(2) and $(3)	(3)	(4)
Unrealized losses on cash flow hedges, net of tax of $(14) and $(4)	(20)	(7)
MidAmerican Energy common shareholder's equity	4,250	3,845

Long-term debt, excluding current portion:
First mortgage bonds:
2.40%, due 2019	500	350
3.70%, due 2023	250	250
3.50%, due 2024	300	—
4.80%, due 2043	350	350
4.40%, due 2044	400	—
Notes:
5.95% Series, due 2017	250	250
5.3% Series, due 2018	350	350
6.75% Series, due 2031	400	400
5.75% Series, due 2035	300	300
5.8% Series, due 2036	350	350
Turbine purchase obligation, 1.43%, due 2015	—	426
Variable-rate tax-exempt bond obligation series (2014- 0.07%, 2013- 0.08%):
Due 2016	34	34
Due 2017	4	4
Due 2023, issued in 1993	7	7
Due 2023, issued in 2008	57	57
Due 2024	35	35
Due 2025	13	13
Due 2038	45	45
Obligations under capital leases	—	—
Unamortized debt discount	(15)	(19)
Total long-term debt, excluding current portion	3,630	3,202
Total capitalization	$7,880	$7,047

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
NOTES TO FINANCIAL STATEMENTS

(1)	Company Organization

MidAmerican Energy Company ("MidAmerican Energy") is a public utility with electric and natural gas operations and is the principal subsidiary of MHC Inc. ("MHC"). MHC is a holding company that conducts no business other than the ownership of its subsidiaries and related corporate services. MHC's nonregulated subsidiaries include Midwest Capital Group, Inc. and MEC Construction Services Co. MHC is the direct wholly owned subsidiary of MidAmerican Funding, LLC, ("MidAmerican Funding"), which is an Iowa limited liability company with Berkshire Hathaway Energy Company ("BHE") as its sole member. BHE is a consolidated subsidiary of Berkshire Hathaway Inc. ("Berkshire Hathaway").

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

Allowance for Doubtful Accounts

Receivables are stated at the outstanding principal amount, net of an estimated allowance for doubtful accounts. The allowance for doubtful accounts is based on MidAmerican Energy's assessment of the collectibility of amounts owed to it by its customers. This assessment requires judgment regarding the ability of customers to pay or the outcome of any pending disputes. As of December 31, 2014 and 2013, the allowance for doubtful accounts totaled $7 million and $10 million, respectively, and is included in receivables, net on the Balance Sheets.

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

Inventories

Inventories consist mainly of materials and supplies, totaling $101 million and $95 million as of December 31, 2014 and 2013, respectively, coal stocks, totaling $54 million and $109 million as of December 31, 2014 and 2013, respectively, and natural gas in storage, totaling $24 million and $19 million as of December 31, 2014 and 2013, respectively. The cost of materials and supplies, coal stocks and fuel oil is determined using the average cost method. The cost of stored natural gas is determined using the last-in-first-out method. With respect to stored natural gas, the replacement cost would be $41 million and $36 million higher as of December 31, 2014 and 2013, respectively.

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

During the third quarter of 2012, MidAmerican Energy revised its depreciation rates for certain coal-fueled generation facilities reflecting shorter estimated useful lives. The effect of this change increased depreciation and amortization expense by $5 million in 2012 and $11 million annually based on depreciable plant balances at the time of the change. During the third quarter of 2013, MidAmerican Energy revised its depreciation rates for certain electric generating facilities based on the results of a new depreciation study. The new rates reflect longer estimated useful lives for wind-powered generating facilities placed in service in 2011 and 2012 and a lower accrual rate for the cost of removal regulatory liability related to coal-fueled generating facilities. The effect of this change was to reduce depreciation and amortization expense by $20 million in 2013 and $49 million annually based on depreciable plant balances at the time of the change. Effective January 1, 2014, MidAmerican Energy revised depreciation rates for certain electric generating facilities based on the results of its 2013 Iowa electric retail rate case. The new depreciation rates reflect longer estimated useful lives for certain generating facilities. The effect of this change was to reduce depreciation and amortization expense by $50 million annually based on depreciable plant balances at the time of the change.

The average depreciation and amortization rates applied to depreciable utility plant for the years ended December 31 were as follows:

	2014	2013	2012

Electric	2.8%	3.3%	3.3%
Gas	2.8%	2.8%	2.8%

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

Revenue Recognition

Revenue from electric and natural gas customers is recognized as electricity or natural gas is delivered or services are provided. Revenue recognized includes billed and unbilled amounts. As of December 31, 2014 and 2013, unbilled revenue was $131 million and $145 million, respectively, and is included in receivables, net on the Balance Sheets.

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

All of MidAmerican Energy's regulated retail electric and gas sales are subject to energy adjustment clauses. MidAmerican Energy also has costs that are recovered, at least in part, through bill riders, including demand-side management costs. The clauses and riders allow MidAmerican Energy to adjust the amounts charged for electric and gas service as the related costs change. The costs recovered in revenue through use of the adjustment clauses and bill riders are charged to expense in the same year the related revenue is recognized. At any given time, these costs may be over or under collected from customers. The total under collection included in receivables at December 31, 2014 and 2013, was $25 million and $49 million, respectively.

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

Deferred income tax assets and liabilities are based on differences between the financial statement and income tax basis of assets and liabilities using estimated income tax rates expected to be in effect for the year in which the differences are expected to reverse. Changes in deferred income tax assets and liabilities that are associated with components of OCI are charged or credited directly to OCI. Changes in deferred income tax assets and liabilities that are associated with income tax benefits and expense for certain property-related basis differences and other various differences that MidAmerican Energy is required to pass on to its customers in Iowa are charged or credited directly to a regulatory asset or liability. As of December 31, 2014 and 2013, these amounts were recognized as a net regulatory asset totaling $730 million and $649 million, respectively, and will be included in regulated rates when the temporary differences reverse. Other changes in deferred income tax assets and liabilities are included as a component of income tax expense. Changes in deferred income tax assets and liabilities attributable to changes in enacted income tax rates are charged or credited to income tax expense or a regulatory asset or liability in the period of enactment. Investment tax credits are generally deferred and amortized over the estimated useful lives of the related properties or as prescribed by various regulatory jurisdictions.

In determining MidAmerican Funding's and MidAmerican Energy's income taxes, management is required to interpret complex income tax laws and regulations, which includes consideration of regulatory implications imposed by MidAmerican Energy's various regulatory jurisdictions. MidAmerican Funding's and MidAmerican Energy's income tax returns are subject to continuous examinations by federal, state and local tax authorities that may give rise to different interpretations of these complex laws and regulations. Due to the nature of the examination process, it generally takes years before these examinations are completed and these matters are resolved. MidAmerican Funding and MidAmerican Energy recognize the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the Consolidated Financial Statements from such a position are measured based on the largest benefit that is more-likely-than-not to be realized upon ultimate settlement. Although the ultimate resolution of their federal, state and local income tax examinations is uncertain, each company believes it has made adequate provisions for its income tax positions. The aggregate amount of any additional income tax liabilities that may result from these examinations, if any, is not expected to have a material impact on its consolidated financial results. MidAmerican Funding's and MidAmerican Energy's unrecognized tax benefits are primarily included in taxes accrued and other long-term liabilities on their respective Consolidated Balance Sheets. Estimated interest and penalties, if any, related to uncertain tax positions are included as a component of income tax expense on the Consolidated Statements of Operations.

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

The amounts shown in the table below represent MidAmerican Energy's share in each jointly owned facility as of December 31, 2014 (dollars in millions):

			Accumulated	Construction
	Company	Plant in	Depreciation and	Work in
	Share	Service	Amortization	Progress

Louisa Unit No. 1	88.0%	$747	$392	$4
Quad Cities Unit Nos. 1 & 2(1)	25.0	656	316	27
Walter Scott, Jr. Unit No. 3	79.1	561	287	7
Walter Scott, Jr. Unit No. 4(2)	59.7	446	82	3
George Neal Unit No. 4	40.6	303	142	—
Ottumwa Unit No. 1	52.0	530	171	2
George Neal Unit No. 3	72.0	390	141	3
Transmission facilities(3)	Various	243	81	17
Total		$3,876	$1,612	$63

(1)	Includes amounts related to nuclear fuel.

(2)	Plant in service and accumulated depreciation and amortization amounts are net of credits applied under Iowa revenue sharing arrangements totaling $320 million and $60 million, respectively.

(3)	Includes 345 and 161 kilovolt transmission lines and substations.

(4)	Regulatory Matters

Regulatory assets represent costs that are expected to be recovered in future regulated rates. MidAmerican Energy's regulatory assets reflected on the Balance Sheets consist of the following as of December 31 (in millions):

	Average
	Remaining Life	2014	2013

Deferred income taxes, net(1)	24 years	$730	$649
Asset retirement obligations(2)	12 years	62	34
Employee benefit plans(3)	10 years	42	26
Unrealized loss on regulated derivative contracts	1 year	38	10
Other	Various	36	29
Total		$908	$748

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

MidAmerican Energy had regulatory assets not earning a return on investment of $904 million and $743 million as of December 31, 2014 and 2013, respectively.

Regulatory liabilities represent income to be recognized or amounts to be returned to customers in future periods. MidAmerican Energy's regulatory liabilities reflected on the Balance Sheets consist of the following as of December 31 (in millions):

	Average
	Remaining Life	2014	2013

Cost of removal accrual(1)	24 years	$642	$649
Asset retirement obligations(2)	23 years	159	140
Employee benefit plans(3)	10 years	5	55
Other	Various	31	31
Total		$837	$875

(1)
Amounts represent estimated costs, as accrued through depreciation rates and exclusive of ARO liabilities, of removing utility plant in accordance with accepted regulatory practices. Amounts are deducted from rate base or otherwise accrue a carrying cost.

(2)	Amount predominantly represents the excess of nuclear decommission trust assets over the related asset retirement obligation. Refer to Note 12 for a discussion of asset retirement obligations.

(3)	Represents amounts not yet recognized as a component of net periodic benefit cost that are to be returned to customers in future periods when recognized.

(5)	Investments and Nonregulated Property, Net

Investments and nonregulated property, net consists of the following amounts as of December 31 (in millions):

	2014	2013

Nuclear decommissioning trust	$424	$394
Rabbi trusts	175	172
Auction rate securities	26	23
Nonregulated property, net of accumulated depreciation of $5 and $5, respectively	9	9
Total	$634	$598

MidAmerican Energy has established a trust for the investment of funds for decommissioning the Quad Cities Station. These investments in debt and equity securities are classified as available-for-sale and are reported at fair value. Funds are invested in the trust in accordance with applicable federal and state investment guidelines and are restricted for use as reimbursement for costs of decommissioning the Quad Cities Station, which is currently licensed for operation until December 2032. As of December 31, 2014 and 2013, the fair value of the trust's funds was invested as follows: 56% and 54%, respectively, in domestic common equity securities, 32% and 34%, respectively, in United States government securities, 9% and 9%, respectively, in domestic corporate debt securities and 3% and 3%, respectively, in other securities.

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

MidAmerican Energy has investments in interest bearing auction rate securities with a par value of $35 million as of December 31, 2014 and 2013, and remaining maturities of 3 to 21 years. MidAmerican Energy considers the securities to be temporarily impaired, except for an other-than-temporary impairment of $3 million, after-tax, recorded in 2008, and has recorded unrealized losses on the securities of $3 million and $4 million, after tax, in AOCI as of December 31, 2014 and 2013, respectively. MidAmerican Energy does not intend to sell or expect to be required to sell the securities until the remaining principal investment is collected.

Nonregulated property includes computer software, land and other assets not recoverable for regulated utility purposes. Depreciable property consists primarily of computer software, which is amortized on a straight-line basis over five years.

(6)	Components of Accumulated Other Comprehensive Loss, Net

The following table shows the change in accumulated other comprehensive loss by each component of other comprehensive income, net of applicable income taxes, for the years ended December 31, 2014 and 2013 (in millions):

	Unrealized	Unrealized	Accumulated
	Losses on	Losses	Other
	Available-For-Sale	on Cash Flow	Comprehensive
	Securities	Hedges	Loss, Net

Balance, December 31, 2012	$(5)	$(19)	$(24)
Other comprehensive income	1	12	13
Balance, December 31, 2013	$(4)	$(7)	$(11)
Other comprehensive income (loss)	1	(13)	(12)
Balance, December 31, 2014	$(3)	$(20)	$(23)

For information regarding cash flow hedge reclassifications from AOCI to net income in their entirety for the years ended December 31, 2014, 2013 and 2012, refer to Note 13.

(7)	Preferred Securities

In April 2013, MidAmerican Energy redeemed and canceled all outstanding shares of each series of its preferred securities at the stated redemption prices, which in aggregate totaled $28 million including accrued dividends.

(8)	Long-Term Debt

The annual repayments of MidAmerican Energy's long-term debt for the years beginning January 1, 2015, and thereafter, excluding unamortized discounts, are as follows (in millions):

2015	$426
2016	34
2017	254
2018	350
2019	500
2020 and thereafter	2,507

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

MidAmerican Energy issued $850 million of first mortgage bonds in April 2014 pursuant to its indenture dated September 9, 2013, as supplemented and amended. The net proceeds were used for the optional redemption of $350 million of MidAmerican Energy's 4.65% Senior Notes due October 2014, and for general corporate purposes.

Pursuant to MidAmerican Energy's mortgage dated September 9, 2013, MidAmerican Energy's first mortgage bonds, currently and from time to time outstanding, are secured by a first mortgage lien on substantially all of its electric generating, transmission and distribution property within the State of Iowa, subject to certain exceptions and permitted encumbrances. As of December 31, 2014, MidAmerican Energy's eligible property subject to the lien of the mortgage totaled approximately $12 billion based on original cost. Additionally, MidAmerican Energy's senior notes outstanding are equally and ratably secured with the first mortgage bonds as required by the indentures under which the senior notes were issued.

MidAmerican Energy's variable rate tax-exempt obligations, including the tax-exempt bonds discussed below, bear interest at rates that are periodically established through remarketing of the bonds in the short-term tax-exempt market. MidAmerican Energy, at its option, may change the mode of interest calculation for these bonds by selecting from among several floating or fixed rate alternatives. The interest rates shown on the Statements of Capitalization are the weighted average interest rates as of December 31, 2014 and 2013. MidAmerican Energy maintains revolving credit facility agreements to provide liquidity for holders of these issues.

As of December 31, 2014, MidAmerican Energy was in compliance with all of its applicable long-term debt covenants.

In March 1999, MidAmerican Energy committed to the IUB to use commercially reasonable efforts to maintain an investment grade rating on its long-term debt and to maintain its common equity level above 42% of total capitalization unless circumstances beyond its control result in the common equity level decreasing to below 39% of total capitalization. MidAmerican Energy must seek the approval from the IUB of a reasonable utility capital structure if MidAmerican Energy's common equity level decreases below 42% of total capitalization, unless the decrease is beyond the control of MidAmerican Energy. MidAmerican Energy is also required to seek the approval of the IUB if MidAmerican Energy's equity level decreases to below 39%, even if the decrease is due to circumstances beyond the control of MidAmerican Energy. As of December 31, 2014, MidAmerican Energy's common equity ratio was 51% computed on a basis consistent with its commitment. As a result of its regulatory commitment to maintain its common equity level above certain thresholds, MidAmerican Energy could dividend $1.3 billion as of December 31, 2014, without falling below 42%.

(9)    Short-Term Debt and Credit Facilities

Interim financing of working capital needs and the construction program is obtained from unaffiliated parties through the sale of commercial paper or short-term borrowing from banks. MidAmerican Energy has a $600 million unsecured credit facility expiring in March 2018. The credit facility, which supports MidAmerican Energy's commercial paper program and its variable-rate tax-exempt bond obligations and provides for the issuance of letters of credit, has a variable interest rate based on the London Interbank Offered Rate ("LIBOR") or a base rate, at MidAmerican Energy's option, plus a spread that varies based on MidAmerican Energy's credit ratings for senior unsecured long-term debt securities. In addition, MidAmerican Energy has a $5 million unsecured credit facility, which expires in June 2015 and has a variable interest rate based on LIBOR plus a spread. As of December 31, 2014, the weighted average interest rate on commercial paper borrowings outstanding was 0.35%. The $600 million credit facility requires that MidAmerican Energy's ratio of consolidated debt, including current maturities, to total capitalization not exceed 0.65 to 1.0 as of the last day of any quarter. As of December 31, 2014, MidAmerican Energy was in compliance with the covenants of its credit facilities. MidAmerican Energy has authority from the FERC to issue commercial paper and bank notes aggregating $605 million through June 30, 2016.

The following table summarizes MidAmerican Energy's availability under its two unsecured revolving credit facilities as of December 31 (in millions):

	2014	2013

Credit facilities	$605	$605
Less:
Short-term debt outstanding	(50)	—
Variable-rate tax-exempt bond support	(195)	(195)
Net credit facilities	$360	$410

(10)	Income Taxes

MidAmerican Energy's income tax benefit consists of the following for the years ended December 31 (in millions):

	2014	2013	2012
Current:
Federal	$(401)	$(196)	$(256)
State	(3)	(10)	(21)
	(404)	(206)	(277)
Deferred:
Federal	299	101	200
State	2	3	(20)
	301	104	180

Investment tax credits	(1)	(1)	(2)
Total	$(104)	$(103)	$(99)

A reconciliation of the federal statutory income tax rate to MidAmerican Energy's effective income tax rate applicable to income before income tax benefit is as follows for the years ended December 31:

	2014	2013	2012

Federal statutory income tax rate	35%	35%	35%
Income tax credits	(59)	(70)	(56)
State income tax, net of federal income tax benefit	—	(2)	(10)
Income tax method changes	—	—	(6)
Effects of ratemaking	(8)	(3)	—
Other, net	(1)	(2)	(2)
Effective income tax rate	(33)%	(42)%	(39)%

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

The income tax method change results in current deductibility for applicable repair costs, which are capitalized for book purposes. MidAmerican Energy retroactively applied the method changes and deducted amounts related to prior years' costs on the tax return that includes the year of change. State utility rate regulation in Iowa requires that the tax effect of certain temporary differences be flowed through immediately to customers. Therefore, certain deferred amounts that would otherwise have been recognized in income tax expense have been included as changes in regulatory assets in recognition of MidAmerican Energy's ability to recover increased tax expense when such temporary differences reverse. This treatment of such temporary differences impacts income tax expense and effective income tax rates from year to year.

MidAmerican Energy's net deferred income tax liability consists of the following as of December 31 (in millions):

	2014	2013
Deferred income tax assets:
Regulatory liabilities	$332	$351
Employee benefits	68	61
Derivative contracts	30	9
Asset retirement obligations	185	172
Other	58	60
Total deferred income tax assets	673	653

Deferred income tax liabilities:
Depreciable property	(2,945)	(2,599)
Regulatory assets	(366)	(304)
Other	(25)	(40)
Total deferred income tax liabilities	(3,336)	(2,943)

Net deferred income tax liability	$(2,663)	$(2,290)

Reflected as:
Current assets - other	$—	$4
Deferred income taxes	(2,663)	(2,294)
	$(2,663)	$(2,290)

As of December 31, 2014, MidAmerican Energy has available $20 million of state carryforwards, principally related to $429 million of net operating losses, that expire at various intervals between 2015 and 2033.

The United States Internal Revenue Service has effectively settled its examination of BHE's income tax returns through December 2009, including components related to MidAmerican Energy. In addition, state jurisdictions have closed their examinations of MidAmerican Energy's income tax returns through at least February 9, 2006, including Iowa and Illinois, which are closed through December 31, 2012, and December 31, 2008, respectively.

A reconciliation of the beginning and ending balances of MidAmerican Energy's net unrecognized tax benefits is as follows for the years ended December 31 (in millions):

	2014	2013

Beginning balance	$29	$36
Additions based on tax positions related to the current year	6	10
Additions for tax positions of prior years	38	3
Reductions based on tax positions related to the current year	(4)	(10)
Reductions for tax positions of prior years	(40)	(8)
Statute of limitations	(3)	(2)
Ending balance	$26	$29

As of December 31, 2014 and 2013, substantially all of MidAmerican Energy's unrecognized tax benefits of $26 million and $29 million, respectively, if recognized, would have an impact on the effective tax rate. The unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility.

(11)	Employee Benefit Plans

MidAmerican Energy sponsors a noncontributory defined benefit pension plan covering a majority of all employees of BHE and its domestic energy subsidiaries other than PacifiCorp and NV Energy, Inc. Benefit obligations under the plan are based on a cash balance arrangement for salaried employees and most union employees and final average pay formulas for other union employees. MidAmerican Energy also maintains noncontributory, nonqualified defined benefit supplemental executive retirement plans ("SERP") for certain active and retired participants.

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

MidAmerican Energy bills to and is reimbursed currently for affiliates' share of the net periodic benefit costs from all plans in which such affiliates participate. In 2014, 2013 and 2012, MidAmerican Energy's share of the pension net periodic benefit cost was $1 million, $11 million and $8 million, respectively. MidAmerican Energy's share of the other postretirement net periodic benefit cost (benefit) in 2014, 2013 and 2012 totaled $- million, $(1) million and $(2) million, respectively.

Net periodic benefit cost for the plans of MidAmerican Energy and the aforementioned affiliates included the following components for the years ended December 31 (in millions):

	Pension			Other Postretirement
	2014	2013	2012	2014	2013	2012

Service cost	$14	$18	$18	$6	$5	$4
Interest cost	35	33	37	10	8	8
Expected return on plan assets	(45)	(45)	(45)	(15)	(13)	(13)
Net amortization	1	11	4	(3)	(3)	(3)
Net periodic benefit cost (benefit)	$5	$17	$14	$(2)	$(3)	$(4)

Funded Status

The following table is a reconciliation of the fair value of plan assets for the years ended December 31 (in millions):

	Pension		Other Postretirement
	2014	2013	2014	2013

Plan assets at fair value, beginning of year	$722	$643	$256	$226
Employer contributions	7	7	1	1
Participant contributions	—	—	1	1
Actual return on plan assets	52	142	13	40
Benefits paid	(51)	(70)	(12)	(12)
Plan assets at fair value, end of year	$730	$722	$259	$256

The following table is a reconciliation of the benefit obligations for the years ended December 31 (in millions):

	Pension		Other Postretirement
	2014	2013	2014	2013

Benefit obligation, beginning of year	$768	$846	$235	$213
Service cost	14	18	6	5
Interest cost	35	33	10	8
Participant contributions	—	—	1	1
Actuarial loss (gain)	74	(59)	9	20
Benefits paid	(51)	(70)	(12)	(12)
Benefit obligation, end of year	$840	$768	$249	$235
Accumulated benefit obligation, end of year	$825	$751

The funded status of the plans and the amounts recognized on the Balance Sheets as of December 31 are as follows (in millions):

	Pension		Other Postretirement
	2014	2013	2014	2013

Plan assets at fair value, end of year	$730	$722	$259	$256
Less - Benefit obligation, end of year	840	768	249	235
Funded status	$(110)	$(46)	$10	$21

Amounts recognized on the Balance Sheets:
Other assets	$12	$66	$10	$21
Other current liabilities	(8)	(8)	—	—
Other liabilities	(114)	(104)	—	—
Amounts recognized	$(110)	$(46)	$10	$21

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

The SERP has no plan assets; however, MidAmerican Energy and BHE have Rabbi trusts that hold corporate-owned life insurance and other investments to provide funding for the future cash requirements of the SERP. The cash surrender value of all of the policies included in the Rabbi trusts, net of amounts borrowed against the cash surrender value, plus the fair market value of other Rabbi trust investments, was $156 million and $149 million as of December 31, 2014 and 2013, respectively, of which $103 million and $98 million was held by MidAmerican Energy as of December 31, 2014 and 2013, respectively, with the remainder held by BHE. These assets are not included in the plan assets in the above table, but are reflected in investments and nonregulated property, net on the Balance Sheets.

Unrecognized Amounts

The portion of the funded status of the plans not yet recognized in net periodic benefit cost as of December 31 is as follows (in millions):

	Pension		Other Postretirement
	2014	2013	2014	2013

Net (gain) loss	$21	$(44)	$49	$41
Prior service cost (credit)	3	3	(42)	(47)
Total	$24	$(41)	$7	$(6)

A reconciliation of the amounts not yet recognized as components of net periodic benefit cost for the years ended December 31, 2014 and 2013 is as follows (in millions):

	Regulatory Asset	Regulatory Liability	Receivables (Payables) with Affiliates	Total
Pension
Balance, December 31, 2012	$110	$—	$15	$125
Net gain arising during the year	(91)	(49)	(15)	(155)
Net amortization	(3)	(6)	(2)	(11)
Total	(94)	(55)	(17)	(166)
Balance, December 31, 2013	16	(55)	(2)	(41)
Net loss arising during the year	6	51	9	66
Net amortization	—	(1)	—	(1)
Total	6	50	9	65
Balance, December 31, 2014	$22	$(5)	$7	$24

	Regulatory Asset	Regulatory Liability	Receivables (Payables) with Affiliates	Total
Other Postretirement
Balance, December 31, 2012	$11	$—	$(13)	$(2)
Net gain arising during the year	(3)	—	(4)	(7)
Net amortization	2	—	1	3
Total	(1)	—	(3)	(4)
Balance, December 31, 2013	10	—	(16)	(6)
Net loss arising during the year	8	—	2	10
Net amortization	2	—	1	3
Total	10	—	3	13
Balance, December 31, 2014	$20	$—	$(13)	$7

The net loss and prior service cost (credit) that will be amortized in 2015 into net periodic benefit cost are estimated to be as follows (in millions):

	Net Loss	Prior Service Cost (Credit)	Total

Pension	$1	$1	$2
Other postretirement	2	(5)	(3)
Total	$3	$(4)	$(1)

Plan Assumptions

Assumptions used to determine benefit obligations and net periodic benefit cost were as follows:

	Pension			Other Postretirement
	2014	2013	2012	2014	2013	2012
Benefit obligations as of December 31:
Discount rate	4.00%	4.75%	4.00%	3.75%	4.50%	3.75%
Rate of compensation increase	2.75%	3.00%	3.00%	N/A	N/A	N/A

Net periodic benefit cost for the years ended December 31:
Discount rate	4.75%	4.00%	4.75%	4.50%	3.75%	4.75%
Expected return on plan assets(1)	7.50%	7.50%	7.50%	7.25%	7.25%	7.50%
Rate of compensation increase	3.00%	3.00%	3.50%	N/A	N/A	N/A

(1)	Amounts reflected are pre-tax values. Assumed after-tax returns for a taxable, non-union other postretirement plan were 5.37% for 2014, and 5.56% for 2013, and 5.75% for 2012.

In establishing its assumption as to the expected return on plan assets, MidAmerican Energy utilizes the expected asset allocation and return assumptions for each asset class based on historical performance and forward-looking views of the financial markets.

	2014	2013
Assumed healthcare cost trend rates as of December 31:
Healthcare cost trend rate assumed for next year	8.00%	8.00%
Rate that the cost trend rate gradually declines to	5.00%	5.00%
Year that the rate reaches the rate it is assumed to remain at	2025	2019

A one percentage-point change in assumed healthcare cost trend rates would have the following effects (in millions):

	One Percentage-Point
	Increase	Decrease
Increase (decrease) in:
Total service and interest cost for the year ended December 31, 2014	$1	$—
Other postretirement benefit obligation as of December 31, 2014	5	(4)

Contributions and Benefit Payments

Employer contributions to the pension and other postretirement benefit plans are expected to be $8 million and $1 million, respectively, during 2015. Funding to MidAmerican Energy's pension benefit plan trust is based upon the actuarially determined costs of the plan and the requirements of the Internal Revenue Code, the Employee Retirement Income Security Act of 1974 and the Pension Protection Act of 2006, as amended. MidAmerican Energy considers contributing additional amounts from time to time in order to achieve certain funding levels specified under the Pension Protection Act of 2006, as amended. MidAmerican Energy's funding policy for its other postretirement benefit plan is to generally contribute amounts consistent with its rate regulatory arrangements.

Net periodic benefit costs assigned to MidAmerican Energy affiliates are reimbursed currently in accordance with its intercompany administrative services agreement. The expected benefit payments to participants in MidAmerican Energy's pension and other postretirement benefit plans for 2015 through 2019 and for the five years thereafter are summarized below (in millions):

	Projected Benefit Payments
	Pension	Other Postretirement

2015	$54	$16
2016	58	17
2017	59	19
2018	59	20
2019	60	21
2020-2024	298	109

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

The target allocations (percentage of plan assets) for MidAmerican Energy's pension and other postretirement benefit plan assets are as follows as of December 31, 2014:

	Pension	Other Postretirement
	%	%
Debt securities(1)	20-40	25-45
Equity securities(1)	60-80	50-80
Real estate funds	2-8	—
Other	0-5	0-5

(1)	For purposes of target allocation percentages and consistent with the plans' investment policy, investment funds are allocated based on the underlying investments in debt and equity securities.

Fair Value Measurements

The following table presents the fair value of plan assets, by major category, for MidAmerican Energy's defined benefit pension plan (in millions):

	Input Levels for Fair Value Measurements(1)
	Level 1	Level 2	Level 3	Total
As of December 31, 2014
Cash equivalents	$—	$24	$—	$24
Debt securities:
United States government obligations	8	—	—	8
Corporate obligations	—	29	—	29
Municipal obligations	—	4	—	4
Agency, asset and mortgage-backed obligations	—	33	—	33
Equity securities:
United States companies	149	—	—	149
International equity securities	40	—	—	40
Investment funds(2)	84	319	—	403
Real estate funds	—	—	40	40
Total	$281	$409	$40	$730

As of December 31, 2013
Cash equivalents	$—	$10	$—	$10
Debt securities:
United States government obligations	10	—	—	10
Corporate obligations	—	30	—	30
Municipal obligations	—	5	—	5
Agency, asset and mortgage-backed obligations	—	31	—	31
Equity securities:
United States companies	163	—	—	163
International equity securities	52	—	—	52
Investment funds(2)	105	285	—	390
Real estate funds	—	—	31	31
Total	$330	$361	$31	$722

(1)	Refer to Note 14 for additional discussion regarding the three levels of the fair value hierarchy.

(2)
Investment funds are comprised of mutual funds and collective trust funds. These funds consist of equity and debt securities of approximately 68% and 32%, respectively, for 2014 and 78% and 22%, respectively, for 2013. Additionally, these funds are invested in United States and international securities of approximately 74% and 26%, respectively, for 2014 and 80% and 20%, respectively, for 2013.

The following table presents the fair value of plan assets, by major category, for MidAmerican Energy's defined benefit other postretirement plans (in millions):

	Input Levels for Fair Value Measurements(1)
	Level 1	Level 2	Level 3	Total
As of December 31, 2014
Cash equivalents	$4	$—	$—	$4
Debt securities:
United States government obligations	5	—	—	5
Corporate obligations	—	11	—	11
Municipal obligations	—	40	—	40
Agency, asset and mortgage-backed obligations	—	15	—	15
Equity securities:
United States companies	128	—	—	128
Investment funds(2)	56	—	—	56
Total	$193	$66	$—	$259

As of December 31, 2013
Cash equivalents	$1	$—	$—	$1
Debt securities:
United States government obligations	7	—	—	7
Corporate obligations	—	9	—	9
Municipal obligations	—	37	—	37
Agency, asset and mortgage-backed obligations	—	13	—	13
Equity securities:
United States companies	125	—	—	125
Investment funds(2)	64	—	—	64
Total	$197	$59	$—	$256

(1)	Refer to Note 14 for additional discussion regarding the three levels of the fair value hierarchy.

(2)
Investment funds are comprised of mutual funds and collective trust funds. These funds consist of equity and debt securities of approximately 69% and 31%, respectively, for 2014 and 86% and 14%, respectively, for 2013. Additionally, these funds are invested in United States and international securities of approximately 31% and 69%, respectively, for 2014 and 43% and 57%, respectively, for 2013.

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

	Real Estate Funds
	2014	2013	2012

Beginning balance	$31	$26	$24
Actual return on plan assets still held at period end	4	5	2
Purchases and sales	5	—	—
Ending balance	$40	$31	$26

MidAmerican Energy sponsors a defined contribution plan ("401(k) plan") covering substantially all employees. MidAmerican Energy's contributions are based primarily on each participant's level of contribution and cannot exceed the maximum allowable for tax purposes. Certain participants now receive enhanced benefits in the 401(k) plan and no longer accrue benefits in the noncontributory defined benefit pension plans. MidAmerican Energy's contributions to the plan were $19 million, $17 million, and $16 million for the years ended December 31, 2014, 2013 and 2012, respectively.

(12)	Asset Retirement Obligations

MidAmerican Energy estimates its ARO liabilities based upon detailed engineering calculations of the amount and timing of the future cash spending for a third party to perform the required work. Spending estimates are escalated for inflation and then discounted at a credit-adjusted, risk-free rate. Changes in estimates could occur for a number of reasons, including changes in laws and regulations, plan revisions, inflation and changes in the amount and timing of the expected work.

MidAmerican Energy does not recognize liabilities for AROs for which the fair value cannot be reasonably estimated. Due to the indeterminate removal date, the fair value of the associated liabilities on certain generation, transmission, distribution and other assets cannot currently be estimated, and no amounts are recognized on the Financial Statements other than those included in the cost of removal regulatory liability established via approved depreciation rates in accordance with accepted regulatory practices. These accruals totaled $642 million and $649 million as of December 31, 2014 and 2013, respectively.

The following table presents MidAmerican Energy's ARO liabilities by asset type as of December 31, (in millions):

	2014	2013

Quad Cities Station	$265	$254
Fossil-fueled generating facilities	132	127
Wind-powered generating facilities	60	45
Other	3	4
Total asset retirement obligations	$460	$430

Quad Cities Station nuclear decommissioning trust funds(1)	$424	$394

(1)	Refer to Note 5 for a discussion of the Quad Cities Station nuclear decommissioning trust funds.

The following table reconciles the beginning and ending balances of MidAmerican Energy's ARO liabilities for the years ended December 31, (in millions):

	2014	2013

Beginning balance	$430	$318
Change in estimated costs	(2)	88
Additions	11	5
Accretion	21	19
Ending balance	$460	$430

Reflected as:
Other current liabilities	$28	$—
Asset retirement obligations	432	430
	$460	$430

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

The following table, which reflects master netting arrangements and excludes contracts that have been designated as normal under the normal purchases or normal sales exception afforded by GAAP, summarizes the fair value of MidAmerican Energy's derivative contracts, on a gross basis, and reconciles those amounts to the amounts presented on a net basis on the Balance Sheets (in millions):

	Current	Other	Current	Other
	Assets	Assets	Liabilities	Liabilities
	- Other	- Other	- Other	- Other	Total
As of December 31, 2014
Not designated as hedging contracts(1):
Commodity assets	$14	$3	$19	$1	$37
Commodity liabilities	—	—	(69)	(4)	(73)
Total	14	3	(50)	(3)	(36)

Designated as hedging contracts:
Commodity assets	—	—	4	2	6
Commodity liabilities	—	—	(27)	(17)	(44)
Total	—	—	(23)	(15)	(38)

Total derivatives	14	3	(73)	(18)	(74)
Cash collateral receivable	—	—	42	5	47
Total derivatives - net basis	$14	$3	$(31)	$(13)	$(27)

As of December 31, 2013
Not designated as hedging contracts(1):
Commodity assets	$3	$3	$16	$1	$23
Commodity liabilities	(1)	(1)	(32)	(6)	(40)
Total	2	2	(16)	(5)	(17)

Designated as hedging contracts:
Commodity assets	1	—	1	—	2
Commodity liabilities	(1)	—	(5)	(6)	(12)
Total	—	—	(4)	(6)	(10)

Total derivatives	2	2	(20)	(11)	(27)
Cash collateral receivable	(2)	—	1	1	—
Total derivatives - net basis	$—	$2	$(19)	$(10)	$(27)

(1)
MidAmerican Energy's commodity derivatives not designated as hedging contracts are generally included in regulated rates. Accordingly, as of December 31, 2014 and 2013, a net regulatory asset of $38 million and $10 million, respectively, was recorded related to the net derivative liability of $36 million and $17 million, respectively.

Not Designated as Hedging Contracts

The following table reconciles the beginning and ending balances of MidAmerican Energy's net regulatory assets and summarizes the pre-tax gains and losses on commodity derivative contracts recognized in net regulatory assets , as well as amounts reclassified to earnings for the years ended December 31 (in millions):

	2014	2013	2012

Beginning balance	$10	$45	$73
Changes in fair value recognized in net regulatory assets	61	5	14
Net (losses) gains reclassified to operating revenue	(28)	(1)	21
Net (losses) gains reclassified to cost of fuel, energy and capacity	(1)	(1)	2
Net losses reclassified to cost of gas sold	(4)	(38)	(65)
Ending balance	$38	$10	$45

The following table summarizes the pre-tax unrealized gains (losses) included on the Statements of Operations associated with MidAmerican Energy's derivative contracts not designated as hedging contracts and not recorded as a net regulatory asset or liability for the years ended December 31 (in millions):

	2014	2013	2012

Nonregulated operating revenue	$6	$—	$8
Nonregulated cost of sales	9	(2)	(4)
Total	$15	$(2)	$4

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

The following table reconciles the beginning and ending balances of MidAmerican Energy's accumulated other comprehensive loss (pre-tax) and summarizes pre-tax gains and losses on derivative contracts designated and qualifying as cash flow hedges recognized in OCI, as well as amounts reclassified to earnings, for the years ended December 31 (in millions):

	2014	2013	2012

Beginning balance	$11	$32	$43
Changes in fair value recognized in OCI	(3)	(11)	27
Net losses reclassified to nonregulated cost of sales	26	(10)	(38)
Ending balance	$34	$11	$32

Realized gains and losses on hedges and hedge ineffectiveness are recognized in income as nonregulated operating revenue or nonregulated cost of sales depending upon the nature of the item being hedged. For the years ended December 31, 2014, 2013 and 2012, hedge ineffectiveness was a pre-tax loss of $2 million, $- million and $- million, respectively. As of December 31, 2014, MidAmerican Energy had cash flow hedges with expiration dates extending through December 2018, and $23 million of pre-tax net unrealized losses are forecasted to be reclassified from AOCI into earnings over the next twelve months as contracts settle.

Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding derivative contracts with fixed price terms that comprise the mark-to-market values as of December 31 (in millions):

	Unit of
	Measure	2014	2013

Electricity purchases	Megawatt hours	14	5
Natural gas purchases	Decatherms	19	21

Credit Risk

MidAmerican Energy is exposed to counterparty credit risk associated with wholesale energy supply and marketing activities with other utilities, energy marketing companies, financial institutions and other market participants. Additionally, MidAmerican Energy participates in the regional transmission organization ("RTO") markets and has indirect credit exposure related to other participants, although RTO credit policies are designed to limit exposure to credit losses from individual participants. Credit risk may be concentrated to the extent MidAmerican Energy's counterparties have similar economic, industry or other characteristics and due to direct or indirect relationships among the counterparties. Before entering into a transaction, MidAmerican Energy analyzes the financial condition of each significant wholesale counterparty, establishes limits on the amount of unsecured credit to be extended to each counterparty, and evaluates the appropriateness of unsecured credit limits on an ongoing basis. To further mitigate wholesale counterparty credit risk, MidAmerican Energy enters into netting and collateral arrangements that may include margining and cross-product netting agreements and obtains third-party guarantees, letters of credit and cash deposits. If required, MidAmerican Energy exercises rights under these arrangements, including calling on the counterparty's credit support arrangement.

Collateral and Contingent Features

In accordance with industry practice, certain wholesale derivative contracts contain credit support provisions that in part base MidAmerican Energy's collateral requirements on its credit ratings for senior unsecured debt as reported by one or more of the three recognized credit rating agencies. These derivative contracts may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance," or in some cases terminate the contract, in the event of a material adverse change in MidAmerican Energy's creditworthiness. These rights can vary by contract and by counterparty. As of December 31, 2014, MidAmerican Energy's credit ratings from the three recognized credit rating agencies were investment grade.

The aggregate fair value of MidAmerican Energy's derivative contracts in liability positions with specific credit-risk-related contingent features totaled $52 million and $35 million as of December 31, 2014 and 2013, respectively, for which MidAmerican Energy had posted collateral of $- million at each date. If all credit-risk-related contingent features for derivative contracts in liability positions had been triggered as of December 31, 2014 and 2013, MidAmerican Energy would have been required to post $36 million and $24 million, respectively, of additional collateral. MidAmerican Energy's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors.

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

The following table presents MidAmerican Energy's assets and liabilities recognized on the Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of December 31, 2014:
Assets:
Commodity derivatives	$1	$18	$24	$(26)	$17
Money market mutual funds(2)	1	—	—	—	1
Debt securities:
United States government obligations	136	—	—	—	136
International government obligations	—	1	—	—	1
Corporate obligations	—	39	—	—	39
Municipal obligations	—	2	—	—	2
Agency, asset and mortgage-backed obligations	—	2	—	—	2
Auction rate securities	—	—	26	—	26
Equity securities:
United States companies	238	—	—	—	238
International companies	5	—	—	—	5
	$381	$62	$50	$(26)	$467

Liabilities - commodity derivatives	$(18)	$(87)	$(12)	$73	$(44)

As of December 31, 2013:
Assets:
Commodity derivatives	$3	$16	$6	$(23)	$2
Money market mutual funds(2)	95	—	—	—	95
Debt securities:
United States government obligations	134	—	—	—	134
International government obligations	—	1	—	—	1
Corporate obligations	—	36	—	—	36
Municipal obligations	—	2	—	—	2
Agency, asset and mortgage-backed obligations	—	2	—	—	2
Auction rate securities	—	—	23	—	23
Equity securities:
United States companies	214	—	—	—	214
International companies	4	—	—	—	4
	$450	$57	$29	$(23)	$513

Liabilities - commodity derivatives	$(1)	$(42)	$(9)	$23	$(29)

(1)	Represents netting under master netting arrangements and a net cash collateral receivable of $47 million and $- million as of December 31, 2014 and 2013, respectively.

(2)	Amounts are included in cash and cash equivalents and investments and nonregulated property, net on the Balance Sheets. The fair value of these money market mutual funds approximates cost.

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

MidAmerican Energy's investments in money market mutual funds and debt and equity securities are stated at fair value and are accounted for as available-for-sale securities. When available, a readily observable quoted market price or net asset value of an identical security in an active market is used to record the fair value. In the absence of a quoted market price or net asset value of an identical security, the fair value is determined using pricing models or net asset values based on observable market inputs and quoted market prices of securities with similar characteristics. The fair value of MidAmerican Energy's investments in auction rate securities, where there is no current liquid market, is determined using pricing models based on available observable market data and MidAmerican Energy's judgment about the assumptions, including liquidity and nonperformance risks, which market participants would use when pricing the asset.

The following table reconciles the beginning and ending balances of MidAmerican Energy's assets measured at fair value on a recurring basis using significant Level 3 inputs for the years ended December 31 (in millions):

	Commodity Derivatives			Auction Rate Securities
	2014	2013	2012	2014	2013	2012

Beginning balance	$(3)	$—	$22	$23	$21	$16
Changes included in earnings(1)	12	3	5	—	—	—
Changes in fair value recognized in OCI	—	(2)	—	3	2	5
Changes in fair value recognized in net regulatory assets	6	—	(3)	—	—	—
Purchases	1	—	—	—	—	—
Settlements	(4)	(4)	(24)	—	—	—
Ending balance	$12	$(3)	$—	$26	$23	$21

(1)
Changes included in earnings are reported as nonregulated operating revenue on the Statements of Operations. Net unrealized (losses) gains included in earnings for the years ended December 31, 2014, 2013 and 2012, related to commodity derivatives held at December 31, 2014 , 2013 and 2012, totaled $16 million, $(5) million and $- million, respectively.

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

	2014		2013
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$4,056	$4,581	$3,552	$3,849

(15)	Commitments and Contingencies

Commitments

MidAmerican Energy had the following firm commitments that are not reflected on the Balance Sheet. Minimum payments as of December 31, 2014, are as follows (in millions):

						2020 and
	2015	2016	2017	2018	2019	Thereafter	Total
Contract type:
Coal and natural gas for generation	$190	$118	$92	$41	$—	$—	$441
Electric capacity and transmission	30	31	30	11	11	66	179
Natural gas contracts for gas operations	148	69	58	22	3	6	306
Construction commitments	767	56	6	—	—	—	829
Operating leases, easements and
maintenance and services contracts	47	48	59	71	70	746	1,041
	$1,182	$322	$245	$145	$84	$818	$2,796

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

MidAmerican Energy has various natural gas supply and transportation contracts for its regulated and nonregulated gas operations that have minimum payment commitments ranging through 2025.

MidAmerican Energy has contracts to purchase electric capacity to meet its electric system energy requirements that have minimum payment commitments ranging through 2028. MidAmerican Energy also has contracts for the right to transmit electricity over other entities' transmission lines with minimum payment commitments ranging through 2019.

Construction Commitments

MidAmerican Energy's firm construction commitments reflected in the table above consist primarily of contracts for the construction of wind-powered generating facilities in 2015 and the construction in 2015 through 2017 of four Multi-Value Projects approved by the Midcontinent Independent System Operator, Inc. for high voltage transmission lines in Iowa and Illinois.

Operating Leases, Easements and Maintenance and Services Contracts

MidAmerican Energy has non-cancelable operating leases with minimum payment commitments ranging through 2020 primarily for office and other building space, rail cars and computer equipment. These leases generally require the Company to pay for insurance, taxes and maintenance applicable to the leased property. Certain leases contain renewal options for varying periods and escalation clauses for adjusting rent to reflect changes in price indices. MidAmerican Energy also has non-cancelable easements with minimum payment commitments ranging through 2061 for land in Iowa on which its wind-powered generating facilities are located. Additionally, MidAmerican Energy has non-cancelable maintenance and services contracts related to various generating facilities with minimum payment commitments ranging through 2027. Payments on non-cancelable operating leases, easements and maintenance and services contracts totaled $38 million, $34 million and $32 million for 2014, 2013 and 2012, respectively.

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

(16)    Non-Operating Income - Other, Net

Non-operating income - other, net; as shown on the Statements of Operations, includes the following other income (expense) items for the years ended December 31 (in millions):

	2014	2013	2012

Corporate-owned life insurance income	$8	$15	$9
Gains on sales of assets and other investments	—	1	2
Other, net	1	(1)	(2)
Total	$9	$15	$9

(17)    Supplemental Cash Flow Disclosures

The summary of supplemental cash flow disclosures as of and for the years ending December 31 is as follows (in millions):

	2014	2013	2012
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$144	$109	$123
Income taxes received, net	$149	$36	$692

Supplemental disclosure of non-cash investing transactions:
Accounts payable related to utility plant additions	$128	$117	$122
Deferred payments on equipment purchased for wind-powered generation(1)	$—	$—	$406

(1)
In conjunction with the construction of wind-powered generating facilities, MidAmerican Energy accrued in gross utility plant in service amounts it was not contractually obligated to pay until a stated future date. Refer to Note 8 for additional information.

(18)	Related Party Transactions

The companies identified as affiliates of MidAmerican Energy are Berkshire Hathaway and its subsidiaries, including BHE and its subsidiaries. The basis for the following transactions is provided for in service agreements between MidAmerican Energy and the affiliates.

MidAmerican Energy is reimbursed for charges incurred on behalf of its affiliates. The majority of these reimbursed expenses are for general costs, such as insurance and building rent, and for employee wages, benefits and costs related to corporate functions such as information technology, human resources, treasury, legal and accounting. The amount of such reimbursements was $58 million, $38 million and $51 million for 2014, 2013 and 2012, respectively.

MidAmerican Energy reimbursed BHE in the amount of $8 million, $10 million and $7 million in 2014, 2013 and 2012, respectively, for its share of corporate expenses.

MidAmerican Energy purchases natural gas transportation and storage capacity services from Northern Natural Gas Company, a wholly owned subsidiary of BHE, and coal transportation services from BNSF Railway Company, a wholly-owned subsidiary of Berkshire Hathaway, in the normal course of business at either tariffed or market prices. These purchases totaled $144 million, $155 million and $59 million in 2014, 2013 and 2012, respectively.

MidAmerican Energy had accounts receivable from affiliates of $12 million and $8 million as of December 31, 2014 and 2013, respectively, that are included in receivables on the Balance Sheets. MidAmerican Energy also had accounts payable to affiliates of $12 million and $14 million as of December 31, 2014 and 2013, respectively, that are included in accounts payable on the Balance Sheets.

MidAmerican Energy is party to a tax-sharing agreement and is part of the Berkshire Hathaway United States federal income tax return. As of December 31, 2014 and 2013, MidAmerican Energy had current federal and state income taxes receivable from BHE of $299 million and $50 million, respectively. MidAmerican Energy received net cash receipts for federal and state income taxes from BHE totaling $149 million, $36 million and $692 million for the years ended December 31, 2014, 2013 and 2012, respectively.

MidAmerican Energy recognizes the full amount of the funded status for its pension and postretirement plans, and amounts attributable to MidAmerican Energy's affiliates that have not previously been recognized through income are recognized as an intercompany balance with such affiliates. MidAmerican Energy adjusts these balances when changes to the funded status of the respective plans are recognized and does not intend to settle the balances currently. Amounts receivable from affiliates attributable to the funded status of employee benefit plans totaled $13 million and $5 million as of December 31, 2014 and 2013, respectively, and similar amounts payable to affiliates totaled $30 million and $31 million as of December 31, 2014 and 2013, respectively. See Note 11 for further information pertaining to pension and postretirement accounting.

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

The following tables provide information on a reportable segment basis (in millions):

	Years Ended December 31,
	2014	2013	2012
Operating revenue:
Regulated electric	$1,817	$1,762	$1,694
Regulated gas	996	824	659
Nonregulated energy	927	817	889
Total operating revenue	$3,740	$3,403	$3,242

Depreciation and amortization:
Regulated electric	$312	$366	$356
Regulated gas	39	37	36
Total depreciation and amortization	$351	$403	$392

Operating income:
Regulated electric	$319	$255	$270
Regulated gas	75	74	47
Nonregulated energy	28	27	53
Total operating income	$422	$356	$370

Fixed charges:
Regulated electric	$141	$129	$123
Regulated gas	17	15	15
Total fixed charges	$158	$144	$138

Income tax (benefit) expense:
Regulated electric	$(138)	$(136)	$(129)
Regulated gas	22	23	7
Nonregulated energy	12	10	23
Total income tax (benefit) expense	$(104)	$(103)	$(99)

Earnings on common stock:
Regulated electric	$361	$292	$297
Regulated gas	40	41	28
Nonregulated energy	16	16	29
Total earnings on common stock	$417	$349	$354

	Years Ended December 31,
	2014	2013	2012
Utility construction expenditures:
Regulated electric	$1,429	$945	$588
Regulated gas	97	81	57
Total utility construction expenditures	$1,526	$1,026	$645

	As of December 31,
	2014	2013	2012
Total assets:
Regulated electric	$11,859	$10,532	$9,898
Regulated gas	1,231	1,206	1,202
Nonregulated energy	167	131	132
Total assets	$13,257	$11,869	$11,232

(20)    Unaudited Quarterly Operating Results

	2014
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In millions)
Operating revenue	$1,225	$769	$862	$884
Operating income	153	51	160	58
Net income	157	32	170	58
Earnings on common stock	157	32	170	58

	2013
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In millions)
Operating revenue	$920	$757	$826	$900
Operating income	106	43	130	77
Net income	103	24	145	78
Earnings on common stock	103	23	145	78

Quarterly data reflect seasonal variations common to a Midwest utility.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Member of
MidAmerican Funding, LLC
Des Moines, Iowa

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of MidAmerican Funding, LLC and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the Company's financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MidAmerican Funding, LLC and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Des Moines, Iowa
February 27, 2015

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in millions)

	As of December 31,
	2014	2013
ASSETS
Utility plant, net:
Electric	$13,426	$11,936
Gas	1,432	1,365
Gross utility plant in service	14,858	13,301
Accumulated depreciation and amortization	(4,954)	(4,710)
Utility plant in service, net	9,904	8,591
Construction work in progress	606	737
Total utility plant, net	10,510	9,328
Current assets:
Cash and cash equivalents	30	194
Receivables, net	437	459
Income taxes receivable	303	46
Inventories	185	229
Other	87	65
Total current assets	1,042	993
Other assets:
Goodwill	1,270	1,270
Regulatory assets	908	748
Investments and nonregulated property, net	651	625
Other	163	203
Total other assets	2,992	2,846
Total assets	$14,544	$13,167
CAPITALIZATION AND LIABILITIES
Capitalization:
MidAmerican Funding member's equity	$5,073	$4,677
Long-term debt, excluding current portion	3,955	3,527
Total capitalization	9,028	8,204
Current liabilities:
Short-term debt	50	—
Current portion of long-term debt	426	350
Note payable to affiliate	136	135
Accounts payable	392	369
Taxes accrued	128	118
Interest accrued	48	44
Other	131	97
Total current liabilities	1,311	1,113
Other liabilities:
Deferred income taxes	2,657	2,290
Asset retirement obligations	432	430
Regulatory liabilities	837	875
Other	279	255
Total other liabilities	4,205	3,850
Total capitalization and liabilities	$14,544	$13,167

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in millions)

	Years Ended December 31,
	2014	2013	2012
Operating revenue:
Regulated electric	$1,817	$1,762	$1,694
Regulated gas	996	824	659
Nonregulated	949	827	894
Total operating revenue	3,762	3,413	3,247

Operating costs and expenses:
Regulated:
Cost of fuel, energy and capacity	532	517	458
Cost of gas sold	720	558	424
Other operating expenses	477	435	427
Maintenance	222	224	220
Depreciation and amortization	351	403	392
Property and other taxes	123	119	115
Total regulated operating costs and expenses	2,425	2,256	2,036
Nonregulated:
Cost of sales	881	764	807
Other	33	36	35
Total nonregulated operating costs and expenses	914	800	842
Total operating costs and expenses	3,339	3,056	2,878

Operating income	423	357	369

Non-operating income:
Interest income	1	1	1
Allowance for equity funds	39	19	14
Other, net	17	21	13
Total non-operating income	57	41	28

Fixed charges:
Interest on long-term debt	196	173	164
Other interest expense	1	1	3
Allowance for borrowed funds	(16)	(7)	(5)
Total fixed charges	181	167	162

Income before income tax benefit	299	231	235
Income tax benefit	(110)	(110)	(108)

Net income	409	341	343
Net income attributable to noncontrolling interests	—	1	1

Net income attributable to MidAmerican Funding	$409	$340	$342

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)

	Years Ended December 31,
	2014	2013	2012

Net income	$409	$341	$343

Other comprehensive (loss) income, net of tax:
Unrealized gains on available-for-sale securities, net of tax of $1, $1 and $2	1	1	3
Unrealized (losses) gains on cash flow hedges, net of tax of $(10), $9 and $4	(13)	12	7
Total other comprehensive (loss) income, net of tax	(12)	13	10

Comprehensive income	397	354	353
Comprehensive income attributable to noncontrolling interests	—	1	1

Comprehensive income attributable to MidAmerican Funding	$397	$353	$352

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in millions)

	MidAmerican Funding Member's Equity
			Accumulated
			Other
			Comprehensive
	Paid-in Capital	Retained Earnings	Income (Loss), Net	Noncontrolling Interests	Total Equity

Balance, December 31, 2011	$1,679	$2,327	$(34)	$28	$4,000
Net income	—	342	—	1	343
Other comprehensive income	—	—	10	—	10
Disposition of subsidiary	—	—	—	(1)	(1)
Distributions to noncontrolling interests	—	—	—	(1)	(1)
Balance, December 31, 2012	1,679	2,669	(24)	27	4,351
Net income	—	340	—	1	341
Other comprehensive income	—	—	13	—	13
Redemption of preferred securities of subsidiary	—	—	—	(28)	(28)
Balance, December 31, 2013	1,679	3,009	(11)	—	4,677
Net income	—	409	—	—	409
Other comprehensive loss	—	—	(12)	—	(12)
Other equity transactions	—	(1)	—	—	(1)
Balance, December 31, 2014	$1,679	$3,417	$(23)	$—	$5,073

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$409	$341	$343
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	351	403	392
Deferred income taxes and amortization of investment tax credits	298	102	175
Changes in other assets and liabilities	47	57	49
Other, net	(49)	(29)	(22)
Changes in other operating assets and liabilities:
Receivables, net	(2)	(60)	(13)
Inventories	44	13	(40)
Derivative collateral, net	(53)	5	4
Contributions to pension and other postretirement benefit plans, net	(2)	8	(53)
Accounts payable	30	23	12
Taxes accrued, net	(253)	(164)	419
Other current assets and liabilities	—	22	(6)
Net cash flows from operating activities	820	721	1,260

Cash flows from investing activities:
Utility construction expenditures	(1,526)	(1,026)	(645)
Purchases of available-for-sale securities	(88)	(114)	(64)
Proceeds from sales of available-for-sale securities	80	102	45
Proceeds from sales of other investments	10	16	8
Other, net	5	10	18
Net cash flows from investing activities	(1,519)	(1,012)	(638)

Cash flows from financing activities:
Proceeds from long-term debt	847	947	—
Repayments of long-term debt	(356)	(670)	(283)
Redemption of preferred securities of subsidiary	—	(28)	—
Net change in note payable to affiliate	1	(111)	15
Net proceeds from short-term debt	50	—	—
Other, net	(7)	(7)	(1)
Net cash flows from financing activities	535	131	(269)

Net change in cash and cash equivalents	(164)	(160)	353
Cash and cash equivalents at beginning of year	194	354	1
Cash and cash equivalents at end of year	$30	$194	$354

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CAPITALIZATION
(Amounts in millions, except share amounts)

	As of December 31,
	2014	2013
MidAmerican Funding member's equity:
Paid-in capital	$1,679	$1,679
Retained earnings	3,417	3,009
Accumulated other comprehensive loss, net:
Unrealized losses on available-for-sale securities, net of tax of $(2) and $(3)	(3)	(4)
Unrealized losses on cash flow hedges, net of tax of $(14) and $(4)	(20)	(7)
MidAmerican Funding member's equity	5,073	4,677

Long-term debt, excluding current portion:
MidAmerican Energy:
First mortgage bonds:
2.40%, due 2019	500	350
3.70%, due 2023	250	250
3.50%, due 2024	300	—
4.80%, due 2043	350	350
4.40%, due 2044	400	—
Notes:
5.95% Series, due 2017	250	250
5.3% Series, due 2018	350	350
6.75% Series, due 2031	400	400
5.75% Series, due 2035	300	300
5.8% Series, due 2036	350	350
Turbine purchase obligation, 1.43%, due 2015	—	426
Variable-rate tax-exempt bond obligation series (2014- 0.07%, 2013- 0.08%):
Due 2016	34	34
Due 2017	4	4
Due 2023, issued in 1993	7	7
Due 2023, issued in 2008	57	57
Due 2024	35	35
Due 2025	13	13
Due 2038	45	45
Unamortized debt discount	(15)	(19)
Total MidAmerican Energy	3,630	3,202

MidAmerican Funding parent 6.927% senior secured bonds, due 2029	325	325
Long-term debt, excluding current portion	3,955	3,527
Total capitalization	$9,028	$8,204

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Company Organization

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired when MidAmerican Funding purchased MHC. MidAmerican Funding evaluates goodwill for impairment at least annually and completed its annual review as of October 31. When evaluating goodwill for impairment, MidAmerican Funding estimates the fair value of the reporting unit. If the carrying amount of a reporting unit, including goodwill, exceeds the estimated fair value, then the identifiable assets, including identifiable intangible assets, and liabilities of the reporting unit are estimated at fair value as of the current testing date. The excess of the estimated fair value of the reporting unit over the current estimated fair value of net assets establishes the implied value of goodwill. The excess of the recorded goodwill over the implied goodwill value is charged to earnings as an impairment loss. Significant judgment is required in estimating the fair value of the reporting unit and performing goodwill impairment tests. MidAmerican Funding uses a variety of methods to estimate a reporting unit's fair value, principally discounted projected future net cash flows. Key assumptions used include, but are not limited to, the use of estimated future cash flows; multiples of earnings; and an appropriate discount rate. In estimating future cash flows, MidAmerican Funding incorporates current market information, as well as historical factors. As such, the determination of fair value incorporates significant unobservable inputs. During 2014, 2013 and 2012, MidAmerican Funding did not record any goodwill impairments.

(3)	Jointly Owned Utility Facilities

Refer to Note 3 of MidAmerican Energy's Notes to Financial Statements.

(4)	Regulatory Matters

Refer to Note 4 of MidAmerican Energy's Notes to Financial Statements.

(5)	Investments and Nonregulated Property, Net

Investments and nonregulated property, net consists of the following amounts as of December 31 (in millions):

	2014	2013

Nuclear decommissioning trust	$424	$394
Rabbi trusts	177	177
Auction rate securities	26	23
Nonregulated property, net of accumulated depreciation of $11 and $11, respectively	21	21
Other	3	10
Total	$651	$625

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

Refer to Note 7 of MidAmerican Energy's Notes to Financial Statements for a discussion of MidAmerican Energy's preferred securities, which were MidAmerican Funding's noncontrolling interest at the time of their redemption.

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

Subsidiaries of MidAmerican Funding must make payments on their own indebtedness before making distributions to MidAmerican Funding. Refer to Note 8 of MidAmerican Energy's Notes to Financial Statements for a discussion of utility regulatory restrictions affecting distributions from MidAmerican Energy. As a result of the utility regulatory restrictions agreed to by MidAmerican Energy in March 1999, MidAmerican Funding had restricted net assets of $2.9 billion as of December 31, 2014.

As of December 31, 2014, MidAmerican Funding was in compliance with all of its applicable long-term debt covenants.

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

(9)	Short-Term Debt and Credit Facilities

Refer to Note 9 of MidAmerican Energy's Notes to Financial Statements. In addition to MidAmerican Energy's credit facilities, MHC has a $4 million unsecured credit facility, which expires in June 2015 and has a variable interest rate based on LIBOR plus a spread. As of December 31, 2014 and 2013, there were no borrowings outstanding under this credit facility. As of December 31, 2014, MHC was in compliance with the covenants of its credit facility.

(10)    Income Taxes

MidAmerican Funding's income tax benefit consists of the following for the years ended December 31 (in millions):

	2014	2013	2012
Current:
Federal	$(404)	$(200)	$(260)
State	(4)	(12)	(23)
	(408)	(212)	(283)
Deferred:
Federal	297	100	198
State	2	3	(21)
	299	103	177

Investment tax credits	(1)	(1)	(2)
Total	$(110)	$(110)	$(108)

A reconciliation of the federal statutory income tax rate MidAmerican Funding's the effective income tax rate applicable to income before income tax benefit is as follows for the years ended December 31:

	2014	2013	2012

Federal statutory income tax rate	35%	35%	35%
Income tax credits	(61)	(75)	(60)
State income tax, net of federal income tax benefit	(1)	(3)	(12)
Income tax method changes	—	—	(6)
Effects of ratemaking	(9)	(3)	(1)
Other, net	(1)	(2)	(2)
Effective income tax rate	(37)%	(48)%	(46)%
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

The income tax method change results in current deductibility for applicable repair costs, which are capitalized for book purposes. MidAmerican Energy retroactively applied the method changes and deducted amounts related to prior years' costs on the tax return that includes the year of change. State utility rate regulation in Iowa requires that the tax effect of certain temporary differences be flowed through immediately to customers. Therefore, certain deferred amounts that would otherwise have been recognized in income tax expense have been included as changes in regulatory assets in recognition of MidAmerican Energy's ability to recover increased tax expense when such temporary differences reverse. This treatment of such temporary differences impacts income tax expense and effective income tax rates from year to year.

MidAmerican Funding's net deferred income tax liability consists of the following as of December 31 (in millions):

	2014	2013
Deferred income tax assets:
Regulatory liabilities	$332	$351
Employee benefits	68	61
Derivative contracts	30	9
Asset retirement obligations	185	172
Other	69	72
Total deferred income tax assets	684	665

Deferred income tax liabilities:
Depreciable property	(2,950)	(2,604)
Regulatory assets	(366)	(304)
Other	(25)	(43)
Total deferred income tax liabilities	(3,341)	(2,951)

Net deferred income tax liability	$(2,657)	$(2,286)

Reflected as:
Current assets - other	$—	$4
Deferred income taxes	(2,657)	(2,290)
	$(2,657)	$(2,286)

As of December 31, 2014, MidAmerican Funding has available $20 million of state carryforwards, principally related to $429 million of net operating losses, that expire at various intervals between 2015 and 2033.

The United States Internal Revenue Service has effectively settled its examination of BHE's income tax returns through December 2009, including components related to MidAmerican Funding. In addition, state jurisdictions have closed their examinations of MidAmerican Funding's income tax returns through at least February 9, 2006, including Iowa and Illinois, which are closed through December 31, 2012, and December 31, 2008, respectively.

A reconciliation of the beginning and ending balances of MidAmerican Funding's net unrecognized tax benefits is as follows for the years ended December 31 (in millions):

	2014	2013

Beginning balance	$29	$37
Additions based on tax positions related to the current year	6	11
Additions for tax positions of prior years	38	3
Reductions based on tax positions related to the current year	(4)	(10)
Reductions for tax positions of prior years	(40)	(9)
Statute of limitations	(3)	(2)
Settlements	—	(1)
Ending balance	$26	$29

As of December 31, 2014 and 2013, substantially all of MidAmerican Funding's unrecognized tax benefits of $26 million and $29 million, respectively, if recognized, would have an impact on the effective tax rate. The unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility.

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

Pension and postretirement costs allocated by MidAmerican Funding to its parent and other affiliates in each of the years ended December 31, were as follows (in millions):

	2014	2013	2012

Pension costs	$4	$6	$5
Other postretirement costs	(2)	(2)	(2)

(12)	Asset Retirement Obligations

Refer to Note 12 of MidAmerican Energy's Notes to Financial Statements.

(13)	Risk Management and Hedging Activities

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

	2014		2013
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$4,381	$5,012	$3,877	$4,245

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

(16)    Non-Operating Income - Other, Net

Non-operating income - other, net; as shown on the Consolidated Statements of Operations, includes the following other income (expense) items for the years ended December 31 (in millions):

	2014	2013	2012

Corporate-owned life insurance income	$8	$15	$9
Gains on sales of assets and other investments	—	1	2
Leverage leases	5	2	2
Other, net	4	3	—
Total	$17	$21	$13

(17)    Supplemental Cash Flow Information

The summary of supplemental cash flow information as of and for the years ending December 31 is as follows (in millions):

	2014	2013	2012
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$167	$132	$147
Income taxes received, net	$153	$42	$698

Supplemental disclosure of non-cash investing transactions:
Accounts payable related to utility plant additions	$128	$117	$122
Deferred payments on equipment purchased for wind-powered generation at MidAmerican Energy(1)	$—	$—	$406

(1)
In conjunction with the construction of wind-powered generating facilities, MidAmerican Energy accrued in gross utility plant in service amounts it was not contractually obligated to pay until a stated future date. Refer to Note 8 for additional information.

(18)	Related Party Transactions

The companies identified as affiliates of MidAmerican Funding are Berkshire Hathaway and its subsidiaries, including BHE and its subsidiaries. The basis for the following transactions is provided for in service agreements between MidAmerican Funding and the affiliates.

MidAmerican Funding is reimbursed for charges incurred on behalf of its affiliates. The majority of these reimbursed expenses are for allocated general costs, such as insurance and building rent, and for employee wages, benefits and costs for corporate functions, such as information technology, human resources, treasury, legal and accounting. The amount of such reimbursements was $37 million, $28 million and $42 million for 2014, 2013 and 2012, respectively.

MidAmerican Funding reimbursed BHE in the amount of $8 million, $10 million and $7 million in 2014, 2013 and 2012, respectively, for its share of corporate expenses.

MidAmerican Energy purchases natural gas transportation and storage capacity services from Northern Natural Gas Company, a wholly owned subsidiary of BHE, and coal transportation services from BNSF Railway Company, a wholly-owned subsidiary of Berkshire Hathaway, in the normal course of business at either tariffed or market prices. These purchases totaled $144 million, $155 million and $59 million in 2014, 2013 and 2012, respectively.

MHC has a $300 million revolving credit arrangement carrying interest at the 30-day LIBOR rate plus a spread to borrow from BHE. Outstanding balances are unsecured and due on demand. The outstanding balance was $136 million at an interest rate of 0.408% as of December 31, 2014, and $135 million at an interest rate of 0.418% as of December 31, 2013, and is reflected as note payable to affiliate on the Consolidated Balance Sheet.

BHE has a $100 million revolving credit arrangement, carrying interest at the 30-day LIBOR rate plus a spread to borrow from MHC. Outstanding balances are unsecured and due on demand. There were no borrowings outstanding throughout 2014 and 2013.

MidAmerican Funding had accounts receivable from affiliates of $7 million as of December 31, 2014 and 2013, respectively, that are included in receivables, net on the Consolidated Balance Sheets. MidAmerican Funding also had accounts payable to affiliates of $12 million and $14 million as of December 31, 2014 and 2013, respectively, that are included in accounts payable on the Consolidated Balance Sheets.

MidAmerican Funding is party to a tax-sharing agreement and is part of the Berkshire Hathaway United States federal income tax return. As of December 31, 2014 and 2013, MidAmerican Funding had current federal and state income taxes receivable from BHE of $296 million and $46 million, respectively. MidAmerican Funding received net cash receipts for federal and state income taxes from BHE totaling $154 million, $42 million and $698 million for the years ended December 31, 2014, 2013 and 2012, respectively.

MidAmerican Funding recognizes the full amount of the funded status for its pension and postretirement plans, and amounts attributable to MidAmerican Funding's affiliates that have not previously been recognized through income are recognized as an intercompany balance with such affiliates. MidAmerican Funding adjusts these balances when changes to the funded status of the respective plans are recognized and does not intend to settle the balances currently. Amounts receivable from affiliates attributable to the funded status of employee benefit plans totaled $13 million and $5 million as of December 31, 2014 and 2013, respectively, and similar amounts payable to affiliates totaled $30 million and $31 million as of December 31, 2014 and 2013, respectively. See Note 11 for further information pertaining to pension and postretirement accounting.

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

The following tables provide information on a reportable segment basis (in millions):

	Years Ended December 31,
	2014	2013	2012
Operating revenue:
Regulated electric	$1,817	$1,762	$1,694
Regulated gas	996	824	659
Nonregulated energy	927	817	889
Other	22	10	5
Total operating revenue	$3,762	$3,413	$3,247

Depreciation and amortization:
Regulated electric	$312	$366	$356
Regulated gas	39	37	36
Total depreciation and amortization	$351	$403	$392

Operating income:
Regulated electric	$319	$255	$270
Regulated gas	75	74	47
Nonregulated energy	28	27	53
Other	1	1	(1)
Total operating income	$423	$357	$369

Fixed charges:
Regulated electric	$141	$129	$123
Regulated gas	17	15	15
Other	23	23	24
Total fixed charges	$181	$167	$162

Income tax (benefit) expense:
Regulated electric	$(138)	$(136)	$(129)
Regulated gas	22	23	7
Nonregulated energy	12	10	23
Other	(6)	(7)	(9)
Total income tax (benefit) expense	$(110)	$(110)	$(108)

Net income attributable to MidAmerican Funding:
Regulated electric	$361	$292	$297
Regulated gas	40	41	28
Nonregulated energy	16	16	29
Other	(8)	(9)	(12)
Total net income attributable to MidAmerican Funding	$409	$340	$342

Utility construction expenditures:
Regulated electric	$1,429	$945	$588
Regulated gas	97	81	57
Total utility construction expenditures	$1,526	$1,026	$645

	As of December 31,
	2014	2013	2012
Total assets:
Regulated electric	$13,050	$11,723	$11,089
Regulated gas	1,310	1,285	1,280
Nonregulated energy	167	131	132
Other	17	28	29
Total assets	$14,544	$13,167	$12,530

Goodwill by reportable segment as of December 31, 2014 and 2013, was as follows (in millions):

Regulated electric	$1,191
Regulated gas	79
Total	$1,270

(20)	Unaudited Quarterly Operating Results

	2014
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In millions)
Operating revenue	$1,230	$775	$864	$893
Operating income	153	51	161	58
Net income	155	30	168	56
Net income attributable to MidAmerican Funding	155	30	168	56

	2013
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In millions)
Operating revenue	$921	$759	$828	$905
Operating income	106	43	130	78
Net income	100	22	143	76
Net income attributable to MidAmerican Funding	100	21	143	76

Quarterly data reflect seasonal variations common to a Midwest utility.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K, the Company (MidAmerican Energy or MidAmerican Funding, as applicable) carried out an evaluation, under the supervision and with the participation of the Company's respective management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, the Company's management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to management, including the Company's Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company's internal control over financial reporting during the quarter ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Management of the Company (MidAmerican Energy or MidAmerican Funding, as applicable) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Under the supervision and with the participation of the Company's management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), the Company's management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2014 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, the Company's management used the criteria set forth in the framework in "Internal Control - Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation conducted under the framework in "Internal Control - Integrated Framework (2013)," the Company's management concluded that the Company's internal control over financial reporting was effective as of December 31, 2014.

MidAmerican Energy Company	MidAmerican Funding, LLC
February 27, 2015	February 27, 2015

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by Item 10 is omitted pursuant to General Instruction I(2)(c) to Form 10-K.

Item 11.	Executive Compensation

Information required by Item 11 is omitted pursuant to General Instruction I(2)(c) to Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Item 12 is omitted pursuant to General Instruction I(2)(c) to Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by Item 13 is omitted pursuant to General Instruction I(2)(c) to Form 10-K.

Item 14.	Principal Accountant Fees and Services

The following table shows MidAmerican Funding's (consolidated) and MidAmerican Energy's fees paid or accrued for audit and audit-related services and fees paid for tax and all other services rendered by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu Limited, and their respective affiliates (collectively, the "Deloitte Entities") for each of the last two years (in millions):

	MidAmerican Funding		MidAmerican Energy
	2014	2013	2014	2013

Audit fees(1)	$1.1	$1.2	$1.0	$1.0
Audit-related fees(2)	0.1	0.2	0.1	0.2
Tax fees(3)	—	—	—	—
All other fees	—	—	—	—
Total	$1.2	$1.4	$1.1	$1.2

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

The audit committee of BHE has considered whether the non-audit services provided to MidAmerican Funding and MidAmerican Energy by the Deloitte Entities impaired the independence of the Deloitte Entities and concluded that they did not. All of the services performed by the Deloitte Entities were pre-approved in accordance with the pre-approval policy adopted by the audit committee of BHE. The policy provides guidelines for the audit, audit-related, tax and other non-audit services that may be provided by the Deloitte Entities to MidAmerican Funding and MidAmerican Energy. The policy (a) identifies the guiding principles that must be considered by the audit committee of BHE in approving services to ensure that the Deloitte Entities' independence is not impaired; (b) describes the audit, audit-related and tax services that may be provided and the non-audit services that are prohibited; and (c) sets forth pre-approval requirements for all permitted services. Under the policy, requests to provide services that require specific approval by the audit committee of BHE will be submitted to the audit committee of BHE by both MidAmerican Funding's and MidAmerican Energy's independent auditor and BHE's Chief Financial Officer. All requests for services to be provided by the independent auditor that do not require specific approval by the audit committee of BHE will be submitted to BHE's Chief Financial Officer and must include a detailed description of the services to be rendered. BHE's Chief Financial Officer will determine whether such services are included within the list of services that have received the general pre-approval of the audit committee of BHE. The audit committee of BHE will be informed on a timely basis of any such services rendered by the independent auditor.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

INDEX

		Page
(a)(1)	Financial Statements (included herein)

Financial statements of MidAmerican Energy and MidAmerican Funding, as well as the Reports of Independent Registered Public Accounting Firm, are in Item 8 of this Form 10-K.		53

(a)(2)	Financial Statement Schedules

The following schedules should be read in conjunction with the aforementioned financial statements. Other schedules are omitted because they are not required or the information therein is not applicable, or is reflected on the financial statements or notes thereto.

MidAmerican Funding, LLC Parent Company Only Condensed Financial Statements (Schedule I)		130

MHC Inc. Parent Company Only Condensed Financial Statements (Schedule I)		134

MidAmerican Energy Company Valuation and Qualifying Accounts (Schedule II)		138

MidAmerican Funding, LLC and Subsidiaries; MHC Inc. and Subsidiaries Consolidated Valuation and Qualifying Accounts (Schedule II)		139

(b)	Exhibits

Exhibits Index		142

(c)	Financial Statements of Affiliate Pledged as Collateral

MHC Inc. Consolidated Financial Statements		113

Item 15(c)	MHC Inc. Consolidated Financial Statements

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
Des Moines, Iowa

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of MHC Inc. and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the Company's financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MHC Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Des Moines, Iowa
February 27, 2015

MHC INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in millions)

	As of December 31,
	2014	2013
ASSETS
Utility plant, net:
Electric	$13,426	$11,936
Gas	1,432	1,365
Gross utility plant in service	14,858	13,301
Accumulated depreciation and amortization	(4,954)	(4,710)
Utility plant in service, net	9,904	8,591
Construction work in progress	606	737
Total utility plant, net	10,510	9,328
Current assets:
Cash and cash equivalents	30	194
Receivables, net	435	457
Income taxes receivable	303	46
Inventories	185	229
Other	87	65
Total current assets	1,040	991
Other assets:
Goodwill	1,270	1,270
Regulatory assets	908	748
Investments and nonregulated property, net	651	625
Receivable from affiliate	274	261
Other	164	203
Total other assets	3,267	3,107
Total assets	$14,817	$13,426
CAPITALIZATION AND LIABILITIES
Capitalization:
MHC common shareholder's equity	$5,679	$5,269
Long-term debt, excluding current portion	3,630	3,202
Total capitalization	9,309	8,471
Current liabilities:
Short-term debt	50	—
Current portion of long-term debt	426	350
Note payable to affiliate	136	135
Accounts payable	392	369
Taxes accrued	128	118
Interest accrued	40	37
Other	131	97
Total current liabilities	1,303	1,106
Other liabilities:
Deferred income taxes	2,657	2,290
Asset retirement obligations	432	430
Regulatory liabilities	837	875
Other	279	254
Total other liabilities	4,205	3,849
Total capitalization and liabilities	$14,817	$13,426

The accompanying notes are an integral part of these consolidated financial statements.

MHC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in millions)

	Years Ended December 31,
	2014	2013	2012
Operating revenue:
Regulated electric	$1,817	$1,762	$1,694
Regulated gas	996	824	659
Nonregulated	949	827	894
Total operating revenue	3,762	3,413	3,247

Operating costs and expenses:
Regulated:
Cost of fuel, energy and capacity	532	517	458
Cost of gas sold	720	558	424
Other operating expenses	477	435	427
Maintenance	222	224	220
Depreciation and amortization	351	403	392
Property and other taxes	123	119	115
Total regulated operating costs and expenses	2,425	2,256	2,036
Nonregulated:
Cost of sales	881	764	807
Other	33	36	35
Total nonregulated operating costs and expenses	914	800	842
Total operating expenses	3,339	3,056	2,878

Operating income	423	357	369

Non-operating income:
Interest and dividend income	1	1	1
Allowance for equity funds	39	19	14
Other, net	17	21	14
Total non-operating income	57	41	29

Fixed charges:
Interest on long-term debt	174	151	142
Other interest expense	1	1	3
Allowance for borrowed funds	(16)	(7)	(5)
Total fixed charges	159	145	140

Income before income tax benefit	321	253	258
Income tax benefit	(101)	(101)	(98)

Net income	422	354	356
Net income attributable to noncontrolling interests	—	1	1

Net income attributable to MHC	$422	$353	$355

The accompanying notes are an integral part of these consolidated financial statements.

MHC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)

	Years Ended December 31,
	2014	2013	2012

Net income	$422	$354	$356

Other comprehensive (loss) income, net of tax:
Unrealized gains on available-for-sale securities, net of tax of $1, $1 and $2	1	1	3
Unrealized (losses) gains on cash flow hedges, net of tax of $(10), $9 and $4	(13)	12	7
Total other comprehensive (loss) income, net of tax	(12)	13	10

Comprehensive income	410	367	366
Comprehensive income attributable to noncontrolling interests	—	1	1

Comprehensive income attributable to MHC	$410	$366	$365

The accompanying notes are an integral part of these consolidated financial statements.

MHC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in millions)

	MHC Common Shareholder's Equity
			Accumulated
			Other
			Comprehensive
	Paid-in Capital	Retained Earnings	Income (Loss), Net	Noncontrolling Interests	Total Equity

Balance, December 31, 2011	$2,430	$2,142	$(34)	$28	$4,566
Net income	—	355	—	1	356
Other comprehensive income	—	—	10	—	10
Disposition of subsidiary	—	—	—	(1)	(1)
Distributions to noncontrolling interests	—	—	—	(1)	(1)
Balance, December 31, 2012	2,430	2,497	(24)	27	4,930
Net income	—	353	—	1	354
Other comprehensive income	—	—	13	—	13
Redemption of preferred securities of subsidiary	—	—	—	(28)	(28)
Balance, December 31, 2013	2,430	2,850	(11)	—	5,269
Net income	—	422	—	—	422
Other comprehensive income	—	—	(12)	—	(12)
Balance, December 31, 2014	$2,430	$3,272	$(23)	$—	$5,679

The accompanying notes are an integral part of these consolidated financial statements.

MHC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$422	$354	$356
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	351	403	392
Deferred income taxes and amortization of investment tax credits	298	102	175
Changes in other assets and liabilities	47	57	49
Other, net	(49)	(29)	(22)
Changes in other operating assets and liabilities:
Receivables, net	(2)	(60)	(13)
Inventories	44	13	(40)
Derivative collateral, net	(53)	5	4
Contributions to pension and other postretirement benefit plans, net	(2)	8	(53)
Accounts payable	30	23	12
Taxes accrued, net	(253)	(164)	419
Other current assets and liabilities	—	22	(6)
Net cash flows from operating activities	833	734	1,273

Net cash flows from investing activities:
Utility construction expenditures	(1,526)	(1,026)	(645)
Purchases of available-for-sale securities	(88)	(114)	(64)
Proceeds from sales of available-for-sale securities	80	102	45
Proceeds from sales of other investments	10	16	8
Other, net	(8)	10	18
Net cash flows from investing activities	(1,532)	(1,012)	(638)

Net cash flows from financing activities:
Proceeds from long-term debt	847	947	—
Repayments of long-term debt	(356)	(670)	(283)
Repurchase of preferred securities of subsidiary	—	(28)	—
Net change in amounts receivable from/payable to affiliates	1	(124)	2
Net proceeds from short-term debt	50	—	—
Other, net	(7)	(7)	(1)
Net cash flows from financing activities	535	118	(282)

Net change in cash and cash equivalents	(164)	(160)	353
Cash and cash equivalents at beginning of year	194	354	1
Cash and cash equivalents at end of year	$30	$194	$354

The accompanying notes are an integral part of these consolidated financial statements.

MHC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CAPITALIZATION
(Amounts in millions, except share amounts)

	As of December 31,
	2014	2013
MHC common shareholder's equity:
Common shares, no par; 1,000 authorized; 1,000 outstanding	$2,430	$2,430
Retained earnings	3,272	2,850
Accumulated other comprehensive loss, net:
Unrealized losses on available-for-sale securities, net of tax of $(2) and $(3)	(3)	(4)
Unrealized losses on cash flow hedges, net of tax of $(14) and $(4)	(20)	(7)
MHC common shareholder's equity	5,679	5,269

Long-term debt, excluding current portion:
MidAmerican Energy:
First mortgage bonds:
2.40%, due 2019	500	350
3.70%, due 2023	250	250
3.50%, due 2024	300	—
4.80%, due 2043	350	350
4.40%, due 2044	400	—
Notes:
5.95% Series, due 2017	250	250
5.3% Series, due 2018	350	350
6.75% Series, due 2031	400	400
5.75% Series, due 2035	300	300
5.8% Series, due 2036	350	350
Turbine purchase obligation, 1.43%, due 2015	—	426
Variable-rate tax-exempt bond obligation series (2014- 0.07%, 2013- 0.08%):
Due 2016	34	34
Due 2017	4	4
Due 2023, issued in 1993	7	7
Due 2023, issued in 2008	57	57
Due 2024	35	35
Due 2025	13	13
Due 2038	45	45
Unamortized debt discount	(15)	(19)
Total long-term debt, excluding current portion	3,630	3,202
Total capitalization	$9,309	$8,471

The accompanying notes are an integral part of these consolidated financial statements.

MHC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Company Organization

MHC Inc. ("MHC") is an Iowa corporation with MidAmerican Funding, LLC ("MidAmerican Funding") as its sole shareholder. MidAmerican Funding is an Iowa limited liability company with Berkshire Hathaway Energy Company ("BHE") as its sole member. BHE is a consolidated subsidiary of Berkshire Hathaway Inc. ("Berkshire Hathaway"). MHC constitutes substantially all of MidAmerican Funding's assets, liabilities and business activities except those related to MidAmerican Funding's long-term debt securities. MHC conducts no business other than the ownership of its subsidiaries and related corporate services. MHC's principal subsidiary is MidAmerican Energy Company ("MidAmerican Energy"), a public utility with electric and natural gas operations. Direct wholly owned nonregulated subsidiaries of MHC are Midwest Capital Group, Inc. and MEC Construction Services Co.

(2)	Summary of Significant Accounting Policies

In addition to the following significant accounting policies, refer to Note 2 of MidAmerican Energy's Notes to Financial Statements in Item 8 of this Form 10-K for significant accounting policies of MHC.

Basis of Consolidation and Presentation

The Consolidated Financial Statements include the accounts of MHC and its subsidiaries in which it held a controlling financial interest as of the date of the financial statement. Intercompany accounts and transactions have been eliminated, other than those between rate-regulated operations. MHC has evaluated subsequent events through February 27, 2015, which is the date the Consolidated Financial Statements were issued.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired when MidAmerican Funding purchased MHC. MHC evaluates goodwill for impairment at least annually and completed its annual review as of October 31. When evaluating goodwill for impairment, MHC estimates the fair value of the reporting unit. If the carrying amount of a reporting unit, including goodwill, exceeds the estimated fair value, then the identifiable assets, including identifiable intangible assets, and liabilities of the reporting unit are estimated at fair value as of the current testing date. The excess of the estimated fair value of the reporting unit over the current estimated fair value of net assets establishes the implied value of goodwill. The excess of the recorded goodwill over the implied goodwill value is charged to earnings as an impairment loss. Significant judgment is required in estimating the fair value of the reporting unit and performing goodwill impairment tests. MHC uses a variety of methods to estimate a reporting unit's fair value, principally discounted projected future net cash flows. Key assumptions used include, but are not limited to, the use of estimated future cash flows; multiples of earnings and regulatory asset value; and an appropriate discount rate. In estimating future cash flows, MHC incorporates current market information, as well as historical factors. As such, the determination of fair value incorporates significant unobservable inputs. During 2014, 2013 and 2012, MHC did not record any goodwill impairments.

(3)    Jointly Owned Utility Facilities

Refer to Note 3 of MidAmerican Energy's Notes to Financial Statements in Item 8 of this Form 10-K.

(4)    Regulatory Matters

Refer to Note 4 of MidAmerican Energy's Notes to Financial Statements in Item 8 of this Form 10-K.

(5)	Investments and Nonregulated Property, Net

Investments and nonregulated property, net consists of the following amounts as of December 31 (in millions):

	2014	2013

Nuclear decommissioning trust	$424	$394
Rabbi trusts	177	177
Auction rate securities	26	23
Nonregulated property, net of accumulated depreciation of $11 and $11, respectively	21	21
Other	3	10
Total	$651	$625

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

Refer to Note 7 of MidAmerican Energy's Notes to Financial Statements in Item 8 of this Form 10-K for a discussion of MidAmerican Energy's preferred securities, which were MHC's noncontrolling interest at the time of their redemption.

(8)	Long-Term Debt

Refer to Note 8 of MidAmerican Energy's Notes to Financial Statements in Item 8 of this Form 10-K.

(9)    Short-Term Debt and Credit Facilities

Refer to Note 9 of MidAmerican Energy's Notes to Financial Statements. In addition to MidAmerican Energy's credit facilities, MHC has a $4 million unsecured credit facility, which expires in June 2015 and has a variable interest rate based on LIBOR plus a spread. As of December 31, 2014 and 2013, there were no borrowings outstanding under this credit facility. As of December 31, 2014, MHC was in compliance with the covenants of its revolving credit facility.

(10)	Income Taxes

MHC's income tax benefit consists of the following for the years ended December 31 (in millions):

	2014	2013	2012
Current:
Federal	$(397)	$(193)	$(253)
State	(2)	(10)	(20)
	(399)	(203)	(273)
Deferred:
Federal	297	100	198
State	2	3	(21)
	299	103	177

Investment tax credits	(1)	(1)	(2)
Total	$(101)	$(101)	$(98)

A reconciliation of the federal statutory income tax rate to MHC's effective income tax rate applicable to income before income tax benefit is as follows for the years ended December 31:

	2014	2013	2012

Federal statutory income tax rate	35%	35%	35%
Income tax credits	(57)	(68)	(55)
State income tax, net of federal income tax benefit	(1)	(2)	(10)
Income tax method changes	—	—	(6)
Effects of ratemaking	(8)	(3)	—
Other, net	—	(2)	(2)
Effective income tax rate	(31)%	(40)%	(38)%

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

The income tax method change results in current deductibility for applicable repair costs, which are capitalized for book purposes. MidAmerican Energy retroactively applied the method changes and deducted amounts related to prior years' costs on the tax return that includes the year of change. State utility rate regulation in Iowa requires that the tax effect of certain temporary differences be flowed through immediately to customers. Therefore, certain deferred amounts that would otherwise have been recognized in income tax expense have been included as changes in regulatory assets in recognition of MidAmerican Energy's ability to recover increased tax expense when such temporary differences reverse. This treatment of such temporary differences impacts income tax expense and effective income tax rates from year to year.

MHC's net deferred income tax liability consists of the following as of December 31 (in millions):

	2014	2013
Deferred income tax assets:
Regulatory liabilities	$332	$351
Employee benefits	68	61
Derivative contracts	30	9
Asset retirement obligations	185	172
Other	69	72
Total deferred income tax assets	684	665

Deferred income tax liabilities:
Depreciable property	(2,950)	(2,604)
Regulatory assets	(366)	(304)
Other	(25)	(43)
Total deferred income tax liabilities	(3,341)	(2,951)

Net deferred income tax liability	$(2,657)	$(2,286)

Reflected as:
Current assets - other	$—	$4
Deferred income taxes	(2,657)	(2,290)
	$(2,657)	$(2,286)

As of December 31, 2014, MHC has available $20 million of state carryforwards, principally related to $426 million of net operating losses, that expire at various intervals between 2014 and 2032.

The United States Internal Revenue Service has effectively settled its examination of BHE's income tax returns through December 2009, including components related to MHC. In addition, state jurisdictions have closed their examinations of MHC's income tax returns through at least February 9, 2006, including Iowa and Illinois, which are closed through December 31, 2012, and December 31, 2008, respectively.

A reconciliation of the beginning and ending balances of MHC's net unrecognized tax benefits is as follows for the years ended December 31 (in millions):

	2014	2013

Beginning balance	$29	$37
Additions based on tax positions related to the current year	6	11
Additions for tax positions of prior years	38	3
Reductions based on tax positions related to the current year	(4)	(10)
Reductions for tax positions of prior years	(40)	(9)
Statute of limitations	(3)	(2)
Settlements	—	(1)
Ending balance	$26	$29

As of December 31, 2014 and 2013, substantially all of MHC's unrecognized tax benefits of $26 million and $29 million, respectively, if recognized, would have an impact on the effective tax rate. The unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility.

(11)	Employee Benefit Plans

Refer to Note 11 of MidAmerican Energy's Notes to Financial Statements in Item 8 of this Form 10-K for additional information regarding MHC's pension, supplemental retirement and postretirement benefit plans.

Pension and postretirement costs allocated by MHC to its parent and other affiliates in each of the years ended December 31, were as follows (in millions):

	2014	2013	2012

Pension costs	$4	$6	$5
Other postretirement costs	(2)	(2)	(2)

(12)	Asset Retirement Obligations

Refer to Note 12 of MidAmerican Energy's Notes to Financial Statements in Item 8 of this Form 10-K.

(13)	Risk Management and Hedging Activities

Refer to Note 13 of MidAmerican Energy's Notes to Financial Statements in Item 8 of this Form 10-K.

(14)	Fair Value Measurements

Refer to Note 14 of MidAmerican Energy's Notes to Financial Statements in Item 8 of this Form 10-K.

(15)	Commitments and Contingencies

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

(16)    Non-Operating Income - Other, Net

Non-operating income - other, net; as shown on the Consolidated Statements of Operations, includes the following other income (expense) items for the years ended December 31 (in millions):

	2014	2013	2012

Corporate-owned life insurance income	$8	$15	$9
Gains on sales of assets and other investments	—	1	2
Leverage leases	5	2	2
Other, net	4	3	1
Total	$17	$21	$14

(17)    Supplemental Cash Flow Information

The summary of supplemental cash flow information as of and for the years ending December 31 is as follows (in millions):

	2014	2013	2012
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$144	$109	$125
Income taxes received, net	$143	$32	$689

Supplemental disclosure of non-cash investing and financing transactions:
Accounts payable related to utility plant additions	$128	$117	$122
Deferred payments on equipment purchased for wind-powered generation at MidAmerican Energy(1)	$—	$—	$406

(1)
In conjunction with the construction of wind-powered generating facilities, MidAmerican Energy accrued in gross utility plant in service amounts it was not contractually obligated to pay until a stated future date. Refer to Note 8 for additional information.

(18)	Related Party Transactions

The companies identified as affiliates of MHC are Berkshire Hathaway and its subsidiaries, including BHE and its subsidiaries. The basis for the following transactions is provided for in service agreements between MHC and the affiliates.

MHC is reimbursed for charges incurred on behalf of its affiliates. The majority of these reimbursed expenses are for allocated general costs, such as insurance and building rent, and for employee wages, benefits and costs for corporate functions, such as information technology, human resources, treasury, legal and accounting. The amount of such reimbursements was $37 million, $28 million and $42 million for 2014, 2013 and 2012, respectively.

MHC reimbursed BHE in the amount of $8 million, $10 million and $7 million in 2014, 2013 and 2012, respectively, for its share of corporate expenses.

MidAmerican Energy purchases natural gas transportation and storage capacity services from Northern Natural Gas Company, a wholly owned subsidiary of BHE, and coal transportation services from BNSF Railway Company, a wholly-owned subsidiary of Berkshire Hathaway, in the normal course of business at either tariffed or market prices. These purchases totaled $144 million, $155 million and $59 million in 2014, 2013 and 2012, respectively.

MHC has a $300 million revolving credit arrangement carrying interest at the 30-day LIBOR rate plus a spread to borrow from BHE. Outstanding balances are unsecured and due on demand. The outstanding balance was $136 million at an interest rate of 0.408% as of December 31, 2014, and $135 million at an interest rate of 0.418% as of December 31, 2013, and is reflected as note payable to affiliate on the Consolidated Balance Sheet.

BHE has a $100 million revolving credit arrangement carrying interest at the 30-day LIBOR rate plus a spread to borrow from MHC. Outstanding balances are unsecured and due on demand. There were no borrowings outstanding throughout 2014 and 2013.

MHC settles all obligations of MidAmerican Funding including primarily interest costs on MidAmerican Funding's long-term debt. Net amounts paid by MHC on behalf of MidAmerican Funding totaled $13 million, $13 million and $13 million for 2014, 2013 and 2012, respectively.

MHC had accounts receivable from affiliates of $281 million and $266 million as of December 31, 2014 and 2013, respectively, that are reflected in receivables, net and receivable from affiliate on the Consolidated Balance Sheets. MHC also had accounts payable to affiliates of $12 million and $14 million as of December 31, 2014 and 2013, respectively, that are included in accounts payable on the Consolidated Balance Sheets.

MHC is party to a tax-sharing agreement and is part of the Berkshire Hathaway United States federal income tax return. As of December 31, 2014 and 2013, MHC had current federal and state income taxes receivable from BHE of $296 million and $46 million, respectively. MHC received net cash receipts for federal and state income taxes from BHE totaling $144 million, $32 million and $689 million for the years ended December 31, 2014, 2013 and 2012, respectively.

MHC recognizes the full amount of the funded status for its pension and postretirement plans, and amounts attributable to MHC's affiliates that have not previously been recognized through income are recognized as an intercompany balance with such affiliates. MHC adjusts these balances when changes to the funded status of the respective plans are recognized and does not intend to settle the balances currently. Amounts receivable from affiliates attributable to the funded status of employee benefit plans totaled $13 million and $5 million as of December 31, 2014 and 2013, respectively, and similar amounts payable to affiliates totaled $30 million and $31 million, as of December 31, 2014 and 2013, respectively. See Note 11 for further information pertaining to pension and postretirement accounting.

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

The following tables provide information on a reportable segment basis (in millions):

	Years Ended December 31,
	2014	2013	2012
Operating revenue:
Regulated electric	$1,817	$1,762	$1,694
Regulated gas	996	824	659
Nonregulated energy	927	817	889
Other	22	10	5
Total operating revenue	$3,762	$3,413	$3,247

Depreciation and amortization:
Regulated electric	$312	$366	$356
Regulated gas	39	37	36
Total depreciation and amortization	$351	$403	$392

Operating income:
Regulated electric	$319	$255	$270
Regulated gas	75	74	47
Nonregulated energy	28	27	53
Other	1	1	(1)
Total operating income	$423	$357	$369

Fixed charges:
Regulated electric	$141	$129	$123
Regulated gas	17	15	15
Other	1	1	2
Total fixed charges	$159	$145	$140

Income tax (benefit) expense:
Regulated electric	$(138)	$(136)	$(129)
Regulated gas	22	23	7
Nonregulated energy	12	10	23
Other	3	2	1
Total income tax (benefit) expense	$(101)	$(101)	$(98)

Net income attributable to MHC:
Regulated electric	$361	$292	$297
Regulated gas	40	41	28
Nonregulated energy	16	16	29
Other	5	4	1
Total net income attributable to MHC	$422	$353	$355

Utility construction expenditures:
Regulated electric	$1,429	$945	$588
Regulated gas	97	81	57
Total utility construction expenditures	$1,526	$1,026	$645

	As of December 31,
	2014	2013	2012
Total assets:
Regulated electric	$13,050	$11,723	$11,089
Regulated gas	1,310	1,285	1,280
Nonregulated energy	167	131	132
Other	290	287	275
Total assets	$14,817	$13,426	$12,776

Goodwill by reportable segment as of December 31, 2014 and 2013 was as follows (in millions):

Regulated electric	$1,191
Regulated gas	79
Total	$1,270

Item 15(a)(2)    Financial Statement Schedules

SCHEDULE I

MIDAMERICAN FUNDING, LLC
PARENT COMPANY ONLY
CONDENSED BALANCE SHEETS
(Amounts in millions)

	As of December 31,
	2014	2013
ASSETS
Current assets:
Receivables from affiliates	$2	$3

Investments in and advances to subsidiaries	5,679	5,269

Total assets	$5,681	$5,272

LIABILITIES AND MEMBER'S EQUITY
Current liabilities:
Interest accrued and other current liabilities	$8	$8

Payable to affiliate	274	261
Long-term debt	325	325
Other	1	1
Total liabilities	608	595

Member's equity:
Paid-in capital	1,679	1,679
Retained earnings	3,417	3,009
Accumulated other comprehensive loss, net	(23)	(11)
Total member's equity	5,073	4,677

Total liabilities and member's equity	$5,681	$5,272

The accompanying notes are an integral part of this financial statement schedule.

SCHEDULE I

MIDAMERICAN FUNDING, LLC
PARENT COMPANY ONLY
CONDENSED STATEMENTS OF OPERATIONS
(Amounts in millions)

	Years Ended December 31,
	2014	2013	2012

Interest on long-term debt	$22	$22	$22
Loss before income taxes	(22)	(22)	(22)
Income tax benefit	(9)	(9)	(9)
Equity in undistributed earnings of subsidiaries	422	353	355
Net income	$409	$340	$342

The accompanying notes are an integral part of this financial statement schedule.

MIDAMERICAN FUNDING, LLC
PARENT COMPANY ONLY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)

	Years Ended December 31,
	2014	2013	2012

Net income	$409	$340	$342
Total other comprehensive (loss) income, net of tax	(12)	13	10

Comprehensive income	$397	$353	$352

The accompanying notes are an integral part of this financial statement schedule.

SCHEDULE I

MIDAMERICAN FUNDING, LLC
PARENT COMPANY ONLY
CONDENSED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2014	2013	2012

Net cash flows from operating activities	$(13)	$(13)	$(13)

Net cash flows from investing activities	—	—	—

Net cash flows from financing activities:
Net change in amounts payable to subsidiary	13	13	13
Net cash flows from financing activities	13	13	13

Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of year	—	—	—
Cash and cash equivalents at end of year	$—	$—	$—

The accompanying notes are an integral part of this financial statement schedule.

SCHEDULE I

MIDAMERICAN FUNDING, LLC
PARENT COMPANY ONLY
NOTES TO CONDENSED FINANCIAL STATEMENTS

Incorporated by reference are MidAmerican Funding, LLC and Subsidiaries Consolidated Statements of Changes in Equity for the three years ended December 31, 2014, and the related Consolidated Statements of Capitalization as of December 31, 2014 and 2013, in Part II, Item 8.

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

Payable to Affiliate - MHC, Inc. ("MHC") settles all obligations of MidAmerican Funding including primarily interest costs on, and repayments of, MidAmerican Funding's long-term debt. Net amounts paid by MHC on behalf of MidAmerican Funding totaled $13 million for each of the years 2014, 2013 and 2012.

See the notes to the consolidated MidAmerican Funding financial statements in Part II, Item 8 for other disclosures.

SCHEDULE I

MHC INC.
PARENT COMPANY ONLY
CONDENSED BALANCE SHEETS
(Amounts in millions)

	As of December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$1	$—
Receivables from affiliates	1	1

Receivable from parent	274	261
Investments and nonregulated property, net	13	17
Goodwill	1,270	1,270
Investments in and advances to subsidiaries	4,275	3,866

Total assets	$5,834	$5,415

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Payables to affiliates	$150	$139

Deferred income taxes	5	5
Other	—	2
Total liabilities	155	146

Shareholder's equity:
Paid-in capital	2,430	2,430
Retained earnings	3,272	2,850
Accumulated other comprehensive loss, net	(23)	(11)
Total shareholder's equity	5,679	5,269

Total liabilities and shareholder's equity	$5,834	$5,415

The accompanying notes are an integral part of this financial statement schedule.

SCHEDULE I

MHC INC.
PARENT COMPANY ONLY
CONDENSED STATEMENTS OF OPERATIONS
(Amounts in millions)

	Years Ended December 31,
	2014	2013	2012

Other income	$2	$2	$2
Other interest expense	—	—	1
Income before income taxes	2	2	1
Income tax expense	1	1	1
Equity in undistributed earnings of subsidiaries	421	352	355
Net income	$422	$353	$355
The accompanying notes are an integral part of this financial statement schedule.

MHC INC.
PARENT COMPANY ONLY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)

	Years Ended December 31,
	2014	2013	2012

Net income	$422	$353	$355
Total other comprehensive (loss) income, net of tax	(12)	13	10

Comprehensive income	$410	$366	$365

The accompanying notes are an integral part of this financial statement schedule.

SCHEDULE I

MHC INC.
PARENT COMPANY ONLY
CONDENSED STATEMENTS OF CASH FLOWS
(Amounts in millions)

	Years Ended December 31,
	2014	2013	2012

Net cash flows from operating activities	$—	$—	$—

Net cash flows from investing activities:
Dividend from subsidiary	—	125	—
Net change in amounts receivable from parent	(13)	(13)	(13)
Other	3	—	—
Net cash flows from investing activities	(10)	112	(13)

Net cash flows from financing activities:
Net change in amounts payable to subsidiaries	10	(1)	(2)
Net change in note payable to Berkshire Hathaway Energy Company	1	(111)	15
Net cash flows from financing activities	11	(112)	13

Net change in cash and cash equivalents	1	—	—
Cash and cash equivalents at beginning of year	—	—	—
Cash and cash equivalents at end of year	$1	$—	$—

The accompanying notes are an integral part of this financial statement schedule.

SCHEDULE I

MHC INC.
PARENT COMPANY ONLY
NOTES TO CONDENSED FINANCIAL STATEMENTS

Incorporated by reference are MHC Inc. and Subsidiaries Consolidated Statements of Changes in Equity for the three years ended December 31, 2014, and the related Consolidated Statements of Capitalization as of December 31, 2014 and 2013, in Part IV, Item 15(c).

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

Receivable from Parent - MHC settles all obligations of MidAmerican Funding, LLC ("MidAmerican Funding") including primarily interest costs on MidAmerican Funding's long-term debt. Net amounts paid by MHC on behalf of MidAmerican Funding totaled $13 million for each of the years 2014, 2013 and 2012.

See the notes to the consolidated MHC financial statements in Part IV, Item 15(c) for other disclosures.

SCHEDULE II

MIDAMERICAN ENERGY COMPANY
VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2014
(Amounts in millions)

	Column B	Column C		Column E
	Balance at	Additions		Balance
Column A	Beginning	Charged	Column D	at End
Description	of Year	to Income	Deductions	of Year

Reserves Deducted From Assets To Which They Apply:
Reserve for uncollectible accounts receivable:

Year ended 2014	$10	$7	$(10)	$7

Year ended 2013	$10	$7	$(7)	$10

Year ended 2012	$8	$8	$(6)	$10

Reserves Not Deducted From Assets(1):

Year ended 2014	$9	$12	$(10)	$11

Year ended 2013	$9	$6	$(6)	$9

Year ended 2012	$8	$6	$(5)	$9

(1)	Reserves not deducted from assets include estimated liabilities for losses retained by MidAmerican Energy for workers compensation, public liability and property damage claims.

SCHEDULE II

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
MHC INC. AND SUBSIDIARIES
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2014
(Amounts in millions)

	Column B	Column C		Column E
	Balance at	Additions		Balance
Column A	Beginning	Charged	Column D	at End
Description	of Year	to Income	Deductions	of Year

Reserves Deducted From Assets To Which They Apply:
Reserve for uncollectible accounts receivable:

Year ended 2014	$10	$7	$(10)	$7

Year ended 2013	$10	$7	$(7)	$10

Year ended 2012	$8	$8	$(6)	$10

Reserves Not Deducted From Assets (1):

Year ended 2014	$9	$12	$(10)	$11

Year ended 2013	$9	$6	$(6)	$9

Year ended 2012	$8	$6	$(5)	$9

(1)	Reserves not deducted from assets include primarily estimated liabilities for losses retained by MidAmerican Funding and MHC for workers compensation, public liability and property damage claims.

SIGNATURES

MIDAMERICAN ENERGY

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDAMERICAN ENERGY COMPANY
(Registrant)

Date: February 27, 2015	/s/ William J. Fehrman
William J. Fehrman
President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signatures	Title	Date

/s/William J. Fehrman	President, Chief Executive Officer and Director	February 27, 2015
William J. Fehrman	(principal executive officer)

/s/Thomas B. Specketer	Vice President, Chief Financial Officer and Director	February 27, 2015
Thomas B. Specketer	(principal financial and accounting officer)

/s/Steven R. Weiss	Senior Vice President and Director	February 27, 2015
Steven R. Weiss

MIDAMERICAN FUNDING, LLC

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDAMERICAN FUNDING, LLC
(Registrant)

Date: February 27, 2015	/s/ William J. Fehrman
William J Fehrman
President
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signatures	Title	Date

/s/William J. Fehrman	President and Manager	February 27, 2015
William J. Fehrman	(principal executive officer)

/s/Thomas B. Specketer	Vice President and Controller	February 27, 2015
Thomas B. Specketer	(principal financial and accounting officer)

/s/Patrick J. Goodman	Manager	February 27, 2015
Patrick J. Goodman

/s/Sandra Hatfield Clubb	Manager	February 27, 2015
Sandra Hatfield Clubb

/s/Douglas L. Anderson	Manager	February 27, 2015
Douglas L. Anderson

EXHIBIT INDEX

Exhibits Filed Herewith

MidAmerican Energy

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

MidAmerican Energy and MidAmerican Funding

101
The following financial information from MidAmerican Energy's and MidAmerican Funding's Annual Report on Form 10-K for the year ended December 31, 2014, is formatted in XBRL (eXtensible Business Reporting Language) and included herein: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, (vi) the Consolidated Statements of Capitalization, and (vii) the Notes to Consolidated Financial Statements, tagged in summary and detail.

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

4.14
Amendment Number 1 to First Supplemental Indenture, dated as of April 3, 2014, between MidAmerican Energy Company and The Bank of New York Mellon Trust Company, N.A., as trustee (Filed as Exhibit 4.1 to MidAmerican Energy's Current Report on Form 8-K dated April 3, 2014).

4.15
Second Supplemental Indenture, dated as of April 3, 2014, between MidAmerican Energy Company and The Bank of New York Mellon Trust Company, N.A., as trustee (Filed as Exhibit 4.2 to MidAmerican Energy's Current Report on Form 8-K dated April 3, 2014).

4.16	Specimen of 3.50% First Mortgage Bonds due 2024 (Filed as Exhibit 4.4 to MidAmerican Energy's Current Report on Form 8-K dated April 3, 2014).

4.17	Specimen of 4.40% First Mortgage Bonds due 2044 (Filed as Exhibit 4.5 to MidAmerican Energy's Current Report on Form 8-K dated April 3, 2014).

4.18
Mortgage, Security Agreement, Fixture Filing and Financing Statement, dated as of September 9, 2013, from MidAmerican Energy Company to The Bank of New York Mellon Trust Company, N.A., as collateral trustee (Filed as Exhibit 4.2 to MidAmerican Energy's Current Report on Form 8-K dated September 13, 2013).

4.19
Intercreditor and Collateral Trust Agreement, dated as of September 9, 2013, among MidAmerican Energy Company, The Bank of New York Mellon Trust Company, N.A., as trustee, and The Bank of New York Mellon Trust Company, N.A., as collateral trustee (Filed as Exhibit 4.3 to MidAmerican Energy's Current Report on Form 8-K dated September 13, 2013).

4.20
Form of Indenture, between MidAmerican Energy Company and the Trustee, (Senior Unsecured Debt Securities) (Filed as Exhibit 4.1 to MidAmerican Energy's Registration Statement on Form S-3, Registration No. 333-192077, filed November 4, 2013).

4.21
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