Form 10-Q
period 2015-06-30
MIDAMERICAN ENERGY CO; MIDAMERICAN FUNDING LLC
filed 2015-08-07
CIK 928576, 1098296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

or

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
Yes  ☐            No  ☒

All of the member's equity of MidAmerican Funding, LLC was held by its parent company, Berkshire Hathaway Energy Company, as of July 31, 2015.

All common stock of MidAmerican Energy Company is held by its parent company, MHC Inc., which is a direct, wholly owned subsidiary of MidAmerican Funding, LLC. As of July 31, 2015, 70,980,203 shares of MidAmerican Energy Company common stock, without par value, were outstanding.

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
Des Moines, Iowa

We have reviewed the accompanying balance sheet of MidAmerican Energy Company (the "Company") as of June 30, 2015, and the related statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2015 and 2014, and of changes in equity and cash flows for the six-month periods ended June 30, 2015 and 2014. These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet and statement of capitalization (not presented herein) of MidAmerican Energy Company as of December 31, 2014, and the related statements of operations, comprehensive income, changes in equity and cash flows for the year then ended (not presented herein); and in our report dated February 27, 2015, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2014 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Des Moines, Iowa
August 7, 2015

MIDAMERICAN ENERGY COMPANY
BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	June 30, 2015	December 31, 2014
ASSETS
Utility plant, net:
Electric	$13,534	$13,426
Gas	1,462	1,432
Gross utility plant in service	14,996	14,858
Accumulated depreciation and amortization	(5,042)	(4,954)
Utility plant in service, net	9,954	9,904
Construction work in progress	893	606
Total utility plant, net	10,847	10,510
Current assets:
Cash and cash equivalents	302	29
Receivables, net	392	433
Income taxes receivable	—	307
Inventories	181	185
Other	84	87
Total current assets	959	1,041
Other assets:
Regulatory assets	959	908
Investments and nonregulated property, net	640	634
Other	154	164
Total other assets	1,753	1,706
Total assets	$13,559	$13,257
CAPITALIZATION AND LIABILITIES
Capitalization:
MidAmerican Energy common shareholder's equity	$4,472	$4,250
Long-term debt, excluding current portion	3,634	3,630
Total capitalization	8,106	7,880
Current liabilities:
Short-term debt	—	50
Current portion of long-term debt	431	426
Accounts payable	373	392
Taxes accrued	133	128
Interest accrued	40	40
Other	162	131
Total current liabilities	1,139	1,167
Other liabilities:
Deferred income taxes	2,738	2,663
Asset retirement obligations	457	432
Regulatory liabilities	836	837
Other	283	278
Total other liabilities	4,314	4,210
Total capitalization and liabilities	$13,559	$13,257

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
Operating revenue:
Regulated electric	$461	$426	$887	$876
Regulated gas	110	136	405	647
Nonregulated	222	207	447	471
Total operating revenue	793	769	1,739	1,994

Operating costs and expenses:
Regulated:
Cost of fuel, energy and capacity	104	120	226	266
Cost of gas sold	55	83	256	492
Other operating expenses	119	123	236	232
Maintenance	51	77	100	121
Depreciation and amortization	99	85	199	170
Property and other taxes	30	29	63	61
Total regulated operating costs and expenses	458	517	1,080	1,342
Nonregulated:
Cost of sales	204	194	416	435
Other	9	7	15	13
Total nonregulated operating costs and expenses	213	201	431	448
Total operating costs and expenses	671	718	1,511	1,790

Operating income	122	51	228	204

Non-operating income:
Interest income	1	1	1	1
Allowance for equity funds	6	10	11	19
Other, net	—	3	4	5
Total non-operating income	7	14	16	25

Fixed charges:
Interest on long-term debt	44	45	88	85
Other interest expense	1	1	1	1
Allowance for borrowed funds	(2)	(4)	(4)	(8)
Total fixed charges	43	42	85	78

Income before income tax benefit	86	23	159	151
Income tax benefit	(45)	(9)	(66)	(38)

Net income	$131	$32	$225	$189

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in millions)

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014

Net income	$131	$32	$225	$189

Other comprehensive (loss) income, net of tax:
Unrealized gains on available-for-sale securities, net of tax of $-, $-, $- and $1	1	—	1	1
Unrealized (losses) gains on cash flow hedges, net of tax of $(3), $6, $(1) and $16	(6)	9	(4)	23
Total other comprehensive (loss) income, net of tax	(5)	9	(3)	24

Comprehensive income	$126	$41	$222	$213

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF CHANGES IN EQUITY (Unaudited)
(Amounts in millions)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income, Net	Total Equity

Balance, December 31, 2013	$561	$3,295	$(11)	$3,845
Net income	—	189	—	189
Other comprehensive income	—	—	24	24
Balance, June 30, 2014	$561	$3,484	$13	$4,058

Balance, December 31, 2014	$561	$3,712	$(23)	$4,250
Net income	—	225	—	225
Other comprehensive loss	—	—	(3)	(3)
Balance, June 30, 2015	$561	$3,937	$(26)	$4,472

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Six-Month Periods
	Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$225	$189
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	199	170
Deferred income taxes and amortization of investment tax credits	4	17
Changes in other assets and liabilities	24	22
Other, net	5	(29)
Changes in other operating assets and liabilities:
Receivables, net	40	(1)
Inventories	4	50
Derivative collateral, net	35	(47)
Pension and other postretirement benefit plans	(4)	(1)
Accounts payable	(103)	(22)
Taxes accrued, net	308	34
Other current assets and liabilities	16	18
Net cash flows from operating activities	753	400

Cash flows from investing activities:
Utility construction expenditures	(428)	(432)
Purchases of available-for-sale securities	(61)	(47)
Proceeds from sales of available-for-sale securities	56	44
Other, net	3	4
Net cash flows from investing activities	(430)	(431)

Cash flows from financing activities:
Proceeds from long-term debt	—	847
Repayments of long-term debt	—	(356)
Net repayments of short-term debt	(50)	—
Other, net	—	(7)
Net cash flows from financing activities	(50)	484

Net change in cash and cash equivalents	273	453
Cash and cash equivalents at beginning of period	29	194
Cash and cash equivalents at end of period	$302	$647

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

The unaudited Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Financial Statements as of June 30, 2015, and for the three- and six-month periods ended June 30, 2015 and 2014. The results of operations for the three- and six-month periods ended June 30, 2015, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Financial Statements. Note 2 of Notes to Financial Statements included in MidAmerican Energy's Annual Report on Form 10-K for the year ended December 31, 2014, describes the most significant accounting policies used in the preparation of the unaudited Financial Statements. There have been no significant changes in MidAmerican Energy's assumptions regarding significant accounting estimates and policies during the six-month period ended June 30, 2015.

(2)	New Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-03, which amends FASB Accounting Standards Codification ("ASC") Subtopic 835-30, "Interest - Imputation of Interest." The amendments in this guidance require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability instead of as an asset. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. This guidance must be adopted retrospectively, wherein the balance sheet of each period presented should be adjusted to reflect the new guidance. MidAmerican Energy is currently evaluating the impact of adopting this guidance on its Financial Statements and disclosures included within Notes to Financial Statements.

In May 2014, the FASB issued ASU No. 2014-09, which creates FASB ASC Topic 606, "Revenue from Contracts with Customers" and supersedes ASC Topic 605, "Revenue Recognition." The guidance replaces industry-specific guidance and establishes a single five-step model to identify and recognize revenue. The core principle of the guidance is that an entity should recognize revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires the entity to disclose further quantitative and qualitative information regarding the nature and amount of revenues arising from contracts with customers, as well as other information about the significant judgments and estimates used in recognizing revenues from contracts with customers. In July 2015, the FASB decided to defer the effective date one year to interim and annual reporting periods beginning after December 15, 2017. This guidance may be adopted retrospectively or under a modified retrospective method where the cumulative effect is recognized at the date of initial application. MidAmerican Energy is currently evaluating the impact of adopting this guidance on its Financial Statements and disclosures included within Notes to Financial Statements.

(3)	Components of Accumulated Other Comprehensive Income (Loss), Net

The following table shows the change in accumulated other comprehensive income (loss), net ("AOCI") by each component of other comprehensive income, net of applicable income taxes (in millions):

	Unrealized	Unrealized	Accumulated
	Losses on	(Losses) Gains	Other
	Available-For-Sale	on Cash Flow	Comprehensive
	Securities	Hedges	(Loss) Income, Net

Balance, December 31, 2013	$(4)	$(7)	$(11)
Other comprehensive income	1	23	24
Balance, June 30, 2014	$(3)	$16	$13

Balance, December 31, 2014	$(3)	$(20)	$(23)
Other comprehensive income (loss)	1	(4)	(3)
Balance, June 30, 2015	$(2)	$(24)	$(26)

For information regarding cash flow hedge reclassifications from AOCI to net income in their entirety, refer to Note 6.

(4)	Income Taxes

A reconciliation of the federal statutory income tax rate to MidAmerican Energy's effective income tax rate applicable to income before income tax benefit is as follows:

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014

Federal statutory income tax rate	35%	35%	35%	35%
Income tax credits	(66)	(62)	(62)	(55)
State income tax, net of federal income tax benefit	(8)	(3)	(3)	1
Effects of ratemaking	(13)	(8)	(12)	(5)
Other, net	—	(1)	—	(1)
Effective income tax rate	(52)%	(39)%	(42)%	(25)%

Income tax credits relate primarily to production tax credits from MidAmerican Energy's wind-powered generating facilities. Federal renewable electricity production tax credits are earned as energy from qualifying wind-powered generating facilities is produced and sold and are based on a per-kilowatt hour rate pursuant to the applicable federal income tax law. Wind-powered generating facilities are eligible for the credits for 10 years from the date the qualifying generating facilities are placed in service.

Berkshire Hathaway includes BHE and subsidiaries in its United States federal income tax return. Consistent with established regulatory practice, MidAmerican Energy's provision for income taxes has been computed on a stand-alone basis, and substantially all of its currently payable or receivable income taxes are remitted to or received from BHE. MidAmerican Energy received net cash payments for income taxes from BHE totaling $373 million and $86 million for the six-month periods ended June 30, 2015 and 2014, respectively.

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

Net periodic benefit cost for the plans of MidAmerican Energy and the aforementioned affiliates included the following components (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
Pension:
Service cost	$3	$4	$6	$7
Interest cost	8	9	16	18
Expected return on plan assets	(12)	(12)	(23)	(23)
Net amortization	1	—	1	1
Net periodic benefit cost	$—	$1	$—	$3

Other postretirement:
Service cost	$1	$2	$3	$3
Interest cost	3	3	5	5
Expected return on plan assets	(3)	(4)	(7)	(7)
Net amortization	(1)	(1)	(2)	(2)
Net periodic benefit cost (benefit)	$—	$—	$(1)	$(1)

Employer contributions to the pension and other postretirement benefit plans are expected to be $8 million and $1 million, respectively, during 2015. As of June 30, 2015, $4 million and $- million of contributions had been made to the pension and other postretirement benefit plans, respectively.

(6)	Risk Management and Hedging Activities

MidAmerican Energy is exposed to the impact of market fluctuations in commodity prices and interest rates. MidAmerican Energy is principally exposed to electricity, natural gas, coal and fuel oil commodity price risk as it has an obligation to serve retail customer load in its regulated service territory. MidAmerican Energy also provides nonregulated retail electricity and natural gas services in competitive markets, which creates contractual obligations to provide electric and natural gas services. MidAmerican Energy's load and generating facilities represent substantial underlying commodity positions. Exposures to commodity prices consist mainly of variations in the price of fuel required to generate electricity, wholesale electricity that is purchased and sold, and natural gas supply for retail customers. Commodity prices are subject to wide price swings as supply and demand are impacted by, among many other unpredictable items, weather; market liquidity; generating facility availability; customer usage; storage; and transmission and transportation constraints. Interest rate risk exists on variable-rate debt and future debt issuances. MidAmerican Energy does not engage in a material amount of proprietary trading activities.

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

The following table, which reflects master netting arrangements and excludes contracts that have been designated as normal under the normal purchases or normal sales exception afforded by GAAP, summarizes the fair value of MidAmerican Energy's derivative contracts, on a gross basis, and reconciles those amounts to the amounts presented on a net basis on the Balance Sheets (in millions):

	Current Assets - Other	Other Assets - Other	Current Liabilities - Other	Other Liabilities - Other	Total
As of June 30, 2015:
Not designated as hedging contracts(1):
Commodity assets	$11	$3	$15	$—	$29
Commodity liabilities	(1)	—	(51)	(5)	(57)
Total	10	3	(36)	(5)	(28)

Designated as hedging contracts:
Commodity assets	—	—	2	2	4
Commodity liabilities	—	—	(24)	(20)	(44)
Total	—	—	(22)	(18)	(40)

Total derivatives	10	3	(58)	(23)	(68)
Cash collateral receivable	—	—	26	5	31
Total derivatives - net basis	$10	$3	$(32)	$(18)	$(37)

As of December 31, 2014:
Not designated as hedging contracts(1):
Commodity assets	$14	$3	$19	$1	$37
Commodity liabilities	—	—	(69)	(4)	(73)
Total	14	3	(50)	(3)	(36)

Designated as hedging contracts:
Commodity assets	—	—	4	2	6
Commodity liabilities	—	—	(27)	(17)	(44)
Total	—	—	(23)	(15)	(38)

Total derivatives	14	3	(73)	(18)	(74)
Cash collateral receivable	—	—	42	5	47
Total derivatives - net basis	$14	$3	$(31)	$(13)	$(27)

(1)
MidAmerican Energy's commodity derivatives not designated as hedging contracts are generally included in regulated rates, and as of June 30, 2015 and December 31, 2014, a net regulatory asset of $28 million and $38 million, respectively, was recorded related to the net derivative liability of $28 million and $36 million, respectively.

Not Designated as Hedging Contracts

The following table reconciles the beginning and ending balances of MidAmerican Energy's net regulatory assets and summarizes the pre-tax gains and losses on commodity derivative contracts recognized in net regulatory assets, as well as amounts reclassified to earnings (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014

Beginning balance	$18	$32	$38	$10
Changes in fair value recognized in net regulatory assets	17	20	19	62
Net losses reclassified to operating revenue	(6)	(5)	(22)	(24)
Net (losses) gains reclassified to cost of gas sold	(1)	1	(7)	—
Ending balance	$28	$48	$28	$48

The following table summarizes the pre-tax gains (losses) included on the Statements of Operations associated with MidAmerican Energy's commodity derivative contracts not designated as hedging contracts and not recorded as a net regulatory asset or liability (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014

Nonregulated operating revenue	$1	$1	$4	$(8)
Regulated cost of gas sold	1	—	2	—
Nonregulated cost of sales	(1)	—	(5)	21
Total	$1	$1	$1	$13

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

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014

Beginning balance	$30	$(13)	$34	$11
Changes in fair value recognized in OCI	25	(21)	19	(79)
Net (losses) gains reclassified to nonregulated cost of sales	(16)	6	(14)	40
Ending balance	$39	$(28)	$39	$(28)

Realized gains and losses on hedges and hedge ineffectiveness are recognized in income as nonregulated operating revenue or nonregulated cost of sales depending upon the nature of the item being hedged. For the three-month periods ended June 30, 2015 and 2014, hedge ineffectiveness was insignificant, and for the six-month periods ended June 30, 2015 and 2014, hedge ineffectiveness was a pre-tax gain of $1 million and $- million, respectively. As of June 30, 2015, MidAmerican Energy had cash flow hedges with expiration dates extending through December 2019, and $22 million of pre-tax net unrealized losses are forecasted to be reclassified from AOCI into earnings over the next twelve months as contracts settle.

Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding commodity derivative contracts with fixed price terms that comprise the mark-to-market values as of (in millions):

	Unit of	June 30,	December 31,
	Measure	2015	2014

Electricity purchases	Megawatt hours	16	14
Natural gas purchases	Decatherms	17	19

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

Collateral and Contingent Features

In accordance with industry practice, certain wholesale derivative contracts contain credit support provisions that in part base MidAmerican Energy's collateral requirements on its credit ratings for senior unsecured debt as reported by one or more of the three recognized credit rating agencies. These derivative contracts may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance," or in some cases terminate the contract, in the event of a material adverse change in MidAmerican Energy's creditworthiness. These rights can vary by contract and by counterparty. As of June 30, 2015, MidAmerican Energy's credit ratings from the three recognized credit rating agencies were investment grade.

The aggregate fair value of MidAmerican Energy's derivative contracts in liability positions with specific credit-risk-related contingent features totaled $60 million and $52 million as of June 30, 2015 and December 31, 2014, respectively, for which MidAmerican Energy had posted collateral of $- million at each date. If all credit-risk-related contingent features for derivative contracts in liability positions had been triggered as of June 30, 2015 and December 31, 2014, MidAmerican Energy would have been required to post $52 million and $36 million, respectively, of additional collateral. MidAmerican Energy's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors.

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

The following table presents MidAmerican Energy's assets and liabilities recognized on the Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of June 30, 2015:
Assets:
Commodity derivatives	$—	$20	$13	$(20)	$13
Money market mutual funds(2)	292	—	—	—	292
Debt securities:
United States government obligations	131	—	—	—	131
International government obligations	—	3	—	—	3
Corporate obligations	—	40	—	—	40
Municipal obligations	—	2	—	—	2
Agency, asset and mortgage-backed obligations	—	3	—	—	3
Auction rate securities	—	—	27	—	27
Equity securities:
United States companies	239	—	—	—	239
International companies	6	—	—	—	6
Investment funds	4	—	—	—	4
	$672	$68	$40	$(20)	$760

Liabilities - commodity derivatives	$(12)	$(69)	$(20)	$51	$(50)

As of December 31, 2014:
Assets:
Commodity derivatives	$1	$18	$24	$(26)	$17
Money market mutual funds(2)	1	—	—	—	1
Debt securities:
United States government obligations	136	—	—	—	136
International government obligations	—	1	—	—	1
Corporate obligations	—	39	—	—	39
Municipal obligations	—	2	—	—	2
Agency, asset and mortgage-backed obligations	—	2	—	—	2
Auction rate securities	—	—	26	—	26
Equity securities:
United States companies	238	—	—	—	238
International companies	5	—	—	—	5
	$381	$62	$50	$(26)	$467

Liabilities - commodity derivatives	$(18)	$(87)	$(12)	$73	$(44)

(1)	Represents netting under master netting arrangements and a net cash collateral receivable of $31 million and $47 million as of June 30, 2015 and December 31, 2014, respectively.

(2)	Amounts are included in cash and cash equivalents and investments and nonregulated property, net on the Balance Sheets. The fair value of these money market mutual funds approximates cost.

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

MidAmerican Energy's investments in money market mutual funds and debt and equity securities are stated at fair value and are primarily accounted for as available-for-sale securities. When available, a readily observable quoted market price or net asset value of an identical security in an active market is used to record the fair value. In the absence of a quoted market price or net asset value of an identical security, the fair value is determined using pricing models or net asset values based on observable market inputs and quoted market prices of securities with similar characteristics. The fair value of MidAmerican Energy's investments in auction rate securities, where there is no current liquid market, is determined using pricing models based on available observable market data and MidAmerican Energy's judgment about the assumptions, including liquidity and nonperformance risks, which market participants would use when pricing the asset.

The following table reconciles the beginning and ending balances of MidAmerican Energy's assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	Commodity Derivatives	Auction Rate Securities	Commodity Derivatives	Auction Rate Securities
2015:
Beginning balance	$9	$26	$12	$26
Changes included in earnings(1)	2	—	4	—
Changes in fair value recognized in OCI	(4)	1	(3)	1
Changes in fair value recognized in net regulatory assets	(15)	—	(15)	—
Purchases	1	—	1	—
Settlements	—	—	(6)	—
Ending balance	$(7)	$27	$(7)	$27

2014:
Beginning balance	$(2)	$25	$(3)	$23
Changes included in earnings(1)	2	—	(4)	—
Changes in fair value recognized in OCI	1	—	4	2
Changes in fair value recognized in net regulatory assets	(4)	—	(1)	—
Settlements	1	—	2	—
Ending balance	$(2)	$25	$(2)	$25

(1)
Changes included in earnings are reported as nonregulated operating revenue on the Statements of Operations. For commodity derivatives held as of June 30, 2015 and 2014, net unrealized gains included in earnings for the three-month periods ended June 30, 2015 and 2014, totaled $1 million and $2 million, respectively, and for the six-month periods ended June 30, 2015 and 2014, totaled $4 million and $1 million, respectively .

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

	As of June 30, 2015		As of December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$4,065	$4,447	$4,056	$4,581

(8)	Commitments and Contingencies

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

The following tables provide information on a reportable segment basis (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
Operating revenue:
Regulated electric	$461	$426	$887	$876
Regulated gas	110	136	405	647
Nonregulated energy	222	207	447	471
Total operating revenue	$793	$769	$1,739	$1,994

Depreciation and amortization:
Regulated electric	$89	$76	$179	$151
Regulated gas	10	9	20	19
Total depreciation and amortization	$99	$85	$199	$170

Operating income:
Regulated electric	$108	$48	$161	$131
Regulated gas	4	(3)	51	55
Nonregulated energy	10	6	16	18
Total operating income	$122	$51	$228	$204

	As of
	June 30, 2015	December 31, 2014
Total assets:
Regulated electric	$12,220	$11,859
Regulated gas	1,165	1,231
Nonregulated energy	174	167
Total assets	$13,559	$13,257

(10)	Transfer of Nonregulated Energy Operations

In the second quarter of 2015, MidAmerican Energy filed with the Iowa Utilities Board and Illinois Commerce Commission for approval to transfer the operations, assets and liabilities of its unregulated retail services business to a subsidiary of BHE. The transfer, which would include substantially all of the net assets of MidAmerican Energy's nonregulated energy reportable segment, would be made at MidAmerican Energy’s carrying value of the assets and liabilities, resulting in no gain or loss. The transaction would be accounted for as a dividend and is expected to occur in the first quarter of 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Member of
MidAmerican Funding, LLC
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Funding, LLC and subsidiaries (the "Company") as of June 30, 2015, and the related consolidated statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2015 and 2014, and of changes in equity and cash flows for the six-month periods ended June 30, 2015 and 2014. These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and consolidated statement of capitalization (not presented herein) of MidAmerican Funding, LLC and subsidiaries as of December 31, 2014, and the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for the year then ended (not presented herein); and in our report dated February 27, 2015, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2014 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Des Moines, Iowa
August 7, 2015

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	June 30, 2015	December 31, 2014
ASSETS
Utility plant, net:
Electric	$13,534	$13,426
Gas	1,462	1,432
Gross utility plant in service	14,996	14,858
Accumulated depreciation and amortization	(5,042)	(4,954)
Utility plant in service, net	9,954	9,904
Construction work in progress	893	606
Total utility plant, net	10,847	10,510
Current assets:
Cash and cash equivalents	303	30
Receivables, net	395	437
Income taxes receivable	—	303
Inventories	181	185
Other	81	87
Total current assets	960	1,042
Other assets:
Goodwill	1,270	1,270
Regulatory assets	959	908
Investments and nonregulated property, net	656	651
Other	153	163
Total other assets	3,038	2,992
Total assets	$14,845	$14,544
CAPITALIZATION AND LIABILITIES
Capitalization:
MidAmerican Funding member's equity	$5,298	$5,073
Long-term debt, excluding current portion	3,959	3,955
Total capitalization	9,257	9,028
Current liabilities:
Short-term debt	—	50
Current portion of long-term debt	431	426
Note payable to affiliate	130	136
Accounts payable	373	392
Taxes accrued	136	128
Interest accrued	48	48
Other	161	131
Total current liabilities	1,279	1,311
Other liabilities:
Deferred income taxes	2,733	2,657
Asset retirement obligations	457	432
Regulatory liabilities	836	837
Other	283	279
Total other liabilities	4,309	4,205
Total capitalization and liabilities	$14,845	$14,544

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
Operating revenue:
Regulated electric	$461	$426	$887	$876
Regulated gas	110	136	405	647
Nonregulated	226	213	456	482
Total operating revenue	797	775	1,748	2,005

Operating costs and expenses:
Regulated:
Cost of fuel, energy and capacity	104	120	226	266
Cost of gas sold	55	83	256	492
Other operating expenses	119	123	236	232
Maintenance	51	77	100	121
Depreciation and amortization	99	85	199	170
Property and other taxes	30	29	63	61
Total regulated operating costs and expenses	458	517	1,080	1,342
Nonregulated:
Cost of sales	207	194	423	435
Other	10	13	16	24
Total nonregulated operating costs and expenses	217	207	439	459
Total operating costs and expenses	675	724	1,519	1,801

Operating income	122	51	229	204

Non-operating income:
Interest income	1	1	1	1
Allowance for equity funds	6	10	11	19
Other, net	1	4	18	9
Total non-operating income	8	15	30	29

Fixed charges:
Interest on long-term debt	49	50	99	96
Other interest expense	1	1	1	1
Allowance for borrowed funds	(2)	(4)	(4)	(8)
Total fixed charges	48	47	96	89

Income before income tax benefit	82	19	163	144
Income tax benefit	(47)	(11)	(65)	(41)

Net income	$129	$30	$228	$185

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in millions)

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014

Net income	$129	$30	$228	$185

Other comprehensive (loss) income, net of tax:
Unrealized gains on available-for-sale securities, net of tax of $-, $-, $- and $1	1	—	1	1
Unrealized (losses) gains on cash flow hedges, net of tax of $(3), $6, $(1) and $16	(6)	9	(4)	23
Total other comprehensive (loss) income, net of tax	(5)	9	(3)	24

Comprehensive income	$124	$39	$225	$209

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
(Amounts in millions)

	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income, Net	Total Equity

Balance, December 31, 2013	$1,679	$3,009	$(11)	$4,677
Net income	—	185	—	185
Other comprehensive income	—	—	24	24
Other equity transactions	—	(1)	—	(1)
Balance, June 30, 2014	$1,679	$3,193	$13	$4,885

Balance, December 31, 2014	$1,679	$3,417	$(23)	$5,073
Net income	—	228	—	228
Other comprehensive loss	—	—	(3)	(3)
Balance, June 30, 2015	$1,679	$3,645	$(26)	$5,298

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Six-Month Periods
	Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$228	$185
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	199	170
Deferred income taxes and amortization of investment tax credits	4	16
Changes in other assets and liabilities	24	22
Other, net	(9)	(27)
Changes in other operating assets and liabilities:
Receivables, net	42	(1)
Inventories	4	50
Derivative collateral, net	35	(47)
Pension and other postretirement benefit plans	(4)	(1)
Accounts payable	(103)	(22)
Taxes accrued, net	310	33
Other current assets and liabilities	16	18
Net cash flows from operating activities	746	396

Cash flows from investing activities:
Utility construction expenditures	(428)	(432)
Purchases of available-for-sale securities	(61)	(47)
Proceeds from sales of available-for-sale securities	56	44
Proceeds from sales of investments	13	—
Other, net	3	6
Net cash flows from investing activities	(417)	(429)

Cash flows from financing activities:
Proceeds from long-term debt	—	847
Repayment of long-term debt	—	(356)
Net change in note payable to affiliate	(6)	2
Net repayments of short-term debt	(50)	—
Other, net	—	(7)
Net cash flows from financing activities	(56)	486

Net change in cash and cash equivalents	273	453
Cash and cash equivalents at beginning of period	30	194
Cash and cash equivalents at end of period	$303	$647

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of June 30, 2015, and for the three- and six-month periods ended June 30, 2015 and 2014. The results of operations for the three- and six-month periods ended June 30, 2015, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in MidAmerican Funding's Annual Report on Form 10-K for the year ended December 31, 2014, describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in MidAmerican Funding's assumptions regarding significant accounting estimates and policies during the six-month period ended June 30, 2015.

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

A reconciliation of the federal statutory income tax rate to MidAmerican Funding's effective income tax rate applicable to income before income tax benefit is as follows:

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014

Federal statutory income tax rate	35%	35%	35%	35%
Income tax credits	(70)	(79)	(60)	(58)
State income tax, net of federal income tax benefit	(9)	(5)	(3)	1
Effects of ratemaking	(13)	(10)	(11)	(5)
Other, net	—	1	(1)	(1)
Effective income tax rate	(57)%	(58)%	(40)%	(28)%

Income tax credits relate primarily to production tax credits from MidAmerican Energy's wind-powered generating facilities. Federal renewable electricity production tax credits are earned as energy from qualifying wind-powered generating facilities is produced and sold and are based on a per-kilowatt hour rate pursuant to the applicable federal income tax law. Wind-powered generating facilities are eligible for the credits for 10 years from the date the qualifying generating facilities are placed in service.

Berkshire Hathaway includes BHE and subsidiaries in its United States federal income tax return. Consistent with established regulatory practice, MidAmerican Funding's and MidAmerican Energy's provisions for income taxes have been computed on a stand-alone basis, and substantially all of their currently payable or receivable income taxes are remitted to or received from BHE. MidAmerican Funding received net cash payments for income taxes from BHE totaling $374 million and $87 million for the six-month periods ended June 30, 2015 and 2014, respectively.

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

	As of June 30, 2015		As of December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$4,390	$4,886	$4,381	$5,012

(8)	Commitments and Contingencies

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

The following tables provide information on a reportable segment basis (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
Operating revenue:
Regulated electric	$461	$426	$887	$876
Regulated gas	110	136	405	647
Nonregulated energy	222	207	447	471
Other	4	6	9	11
Total operating revenue	$797	$775	$1,748	$2,005

Depreciation and amortization:
Regulated electric	$89	$76	$179	$151
Regulated gas	10	9	20	19
Total depreciation and amortization	$99	$85	$199	$170

Operating income:
Regulated electric	$108	$48	$161	$131
Regulated gas	4	(3)	51	55
Nonregulated energy	10	6	16	18
Other	—	—	1	—
Total operating income	$122	$51	$229	$204

	As of
	June 30, 2015	December 31, 2014
Total assets(1):
Regulated electric	$13,411	$13,050
Regulated gas	1,244	1,310
Nonregulated energy	174	167
Other	16	17
Total assets	$14,845	$14,544

(1)	Total assets by reportable segment reflect the assignment of goodwill to applicable reporting units.

(10)	Transfer of Nonregulated Energy Operations

Refer to Note 10 of MidAmerican Energy's Notes to Financial Statements.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations for the Second Quarter and First Six Months of 2015 and 2014

Overview

MidAmerican Energy -

MidAmerican Energy's net income for the second quarter of 2015 was $131 million, an increase of $99 million compared to 2014 due to higher regulated electric margins of $51 million, substantially from changes in electric retail rates and rate structure and lower energy costs, higher recognized production tax credits of $43 million and other income tax benefits, lower fossil-fueled generation maintenance of $21 million due to planned outages in 2014 and a one-time refund of $8 million to customers in 2014 of insurance recoveries related to environmental matters, partially offset by higher depreciation and amortization of $14 million due to wind-powered generation and other plant placed in service, lower AFUDC of $6 million and higher income taxes on greater pre-tax income.

MidAmerican Energy's net income for the first six months of 2015 was $225 million, an increase of $36 million, or 19%, compared to 2014 due to higher regulated electric margins of $51 million from changes in electric retail rates and rate structure, lower energy costs and higher transmission revenue related to MidAmerican Energy's Multi-Value Projects ("MVPs"), lower fossil-fueled generation maintenance of $21 million due to planned outages in 2014, higher recognized production tax credits of $16 million and a one-time refund of $8 million to customers in 2014 of insurance recoveries related to environmental matters, partially offset by higher depreciation and amortization of $29 million due to wind-powered generation and other plant placed in-service, lower AFUDC of $12 million and lower natural gas margins of $6 million primarily from colder than normal winter temperatures in 2014.

MidAmerican Funding -

MidAmerican Funding's net income for the second quarter of 2015 was $129 million, an increase of $99 million compared to 2014 and, for the first six months of 2015, was $228 million, an increase of $43 million, or 23%, compared to 2014. In addition to the changes in MidAmerican Energy's earnings discussed above, MidAmerican Funding recognized an $8 million after-tax gain on the sale of an investment in a generating facility lease in the first quarter of 2015.

Regulated Electric Gross Margin

A comparison of key operating results related to regulated electric gross margin is as follows:

	Second Quarter				First Six Months
	2015	2014	Change		2015	2014	Change
Gross margin (in millions):
Operating revenue	$461	$426	$35	8%	$887	$876	$11	1%
Cost of fuel, energy and capacity	104	120	(16)	(13)	226	266	(40)	(15)
Gross margin	$357	$306	$51	17	$661	$610	$51	8

Electricity Sales (GWh):
Residential	1,223	1,393	(170)	(12)%	2,966	3,260	(294)	(9)%
Small general service	872	1,025	(153)	(15)	1,868	2,117	(249)	(12)
Large general service	2,981	2,755	226	8	5,673	5,170	503	10
Other	382	405	(23)	(6)	782	818	(36)	(4)
Total retail	5,458	5,578	(120)	(2)	11,289	11,365	(76)	(1)
Wholesale	2,171	1,513	658	43	5,021	4,375	646	15
Total sales	7,629	7,091	538	8	16,310	15,740	570	4

Average number of retail customers (in thousands)	751	744	7	1%	751	744	7	1%

Average revenue per MWh:
Retail	$73.59	$67.39	$6.20	9%	$67.22	$65.12	$2.10	3%
Wholesale	$20.87	$27.08	$(6.21)	(23)%	$20.08	$26.73	$(6.65)	(25)%

Heating degree days	468	605	(137)	(23)%	3,797	4,420	(623)	(14)%
Cooling degree days	292	343	(51)	(15)%	294	343	(49)	(14)%

Sources of energy (GWh)(1):
Coal	3,815	3,550	265	7%	8,377	8,297	80	1%
Nuclear	988	806	182	23	1,864	1,798	66	4
Natural gas	5	49	(44)	(90)	—	68	(68)	(100)
Wind and other(2)	2,184	1,965	219	11	4,825	4,306	519	12
Total energy generated	6,992	6,370	622	10	15,066	14,469	597	4
Energy purchased	744	784	(40)	(5)	1,437	1,598	(161)	(10)
Total	7,736	7,154	582	8	16,503	16,067	436	3

(1)	GWh amounts are net of energy used by the related generating facilities.

(2)
All or some of the renewable energy attributes associated with generation from these generating facilities may be: (a) used in future years to comply with renewable portfolio standards or other regulatory requirements or (b) sold to third parties in the form of renewable energy credits or other environmental commodities.

Electric gross margin for the second quarter of 2015 increased $51 million compared to 2014 due to a higher retail gross margin of $37 million, a higher wholesale gross margin of $9 million and higher MVP transmission revenue of $5 million, which is expected to increase as the projects are constructed over the next two years. Retail gross margin increased due to $36 million from higher electric retail rates, $10 million from lower retail energy costs due to a lower average cost of fuel for generation and lower purchased power costs, and $6 million from higher recoveries through adjustment clauses, including DSM, partially offset by $8 million from lower sales volumes for weather-sensitive customers due to milder temperatures in 2015 and $7 million primarily from other retail usage factors, net of strong industrial sales growth. In addition to increases in electric retail base rates, the increase in electric retail rates reflects changes in Iowa rate structure related to seasonal pricing that were effective with the implementation of final Iowa base rates in August 2014, which result in a greater differential between higher rates from June to September and lower rates in the remaining months. The increases in retail base rates include higher rates of $45 million annually, effective January 2015, for the second step of the 2014 Iowa rate increase and $16 million annually in Illinois, effective December 2014. Wholesale gross margin increased primarily due to a higher average margin per megawatt hour sold. Wholesale includes sales of electricity principally to markets operated by regional transmission organizations.

Electric gross margin for the first six months of 2015 increased $51 million compared to 2014 due to a higher retail gross margin of $36 million, a higher wholesale gross margin of $5 million and higher MVP transmission revenue of $10 million, which is expected to increase as the projects are constructed over the next two years. Retail gross margin increased due to $21 million from higher recoveries through adjustment clauses, including DSM, $19 million from higher electric retail rates and $16 million primarily from a lower average cost of fuel for retail generation, partially offset by $16 million from lower sales volumes for weather-sensitive customers due to milder temperatures in 2015 and $4 million from other items such as steam sales. The increase in electric retail rates reflects the increases in Iowa and Illinois base rates discussed above, partially offset by changes in Iowa rate structure related to seasonal pricing. Wholesale gross margin increased primarily due to a higher average margin per megawatt hour sold.

Regulated Gas Gross Margin

A comparison of key operating results related to regulated gas gross margin is as follows:

	Second Quarter				First Six Months
	2015	2014	Change		2015	2014	Change
Gross margin (in millions):
Operating revenue	$110	$136	$(26)	(19)%	$405	$647	$(242)	(37)%
Cost of gas sold	55	83	(28)	(34)	256	492	(236)	(48)
Gross margin	$55	$53	$2	4	$149	$155	$(6)	(4)

Natural gas throughput (000's Dth):
Residential	5,617	6,724	(1,107)	(16)%	30,648	36,041	(5,393)	(15)%
Small general service	2,962	3,454	(492)	(14)	15,070	17,543	(2,473)	(14)
Large general service	1,048	1,178	(130)	(11)	2,591	2,783	(192)	(7)
Other	5	8	(3)	(38)	27	35	(8)	(23)
Total retail sales	9,632	11,364	(1,732)	(15)	48,336	56,402	(8,066)	(14)
Wholesale sales	7,366	4,972	2,394	48	19,683	12,873	6,810	53
Total sales	16,998	16,336	662	4	68,019	69,275	(1,256)	(2)
Gas transportation service	17,779	18,889	(1,110)	(6)	41,748	44,672	(2,924)	(7)
Total gas throughput	34,777	35,225	(448)	(1)	109,767	113,947	(4,180)	(4)

Average number of retail customers (in thousands)	729	722	7	1%	731	724	7	1%
Average revenue per retail Dth sold	$8.68	$9.37	$(0.69)	(7)%	$6.81	$9.66	$(2.85)	(30)%
Average cost of natural gas per retail Dth sold	$3.72	$5.35	$(1.63)	(30)%	$4.09	$7.24	$(3.15)	(44)%

Combined retail and wholesale average cost of natural gas per Dth sold	$3.25	$5.11	$(1.86)	(36)%	$3.76	$7.11	$(3.35)	(47)%

Heating degree days	503	647	(144)	(22)%	3,951	4,601	(650)	(14)%

Regulated gas revenue includes purchased gas adjustment clauses through which MidAmerican Energy is allowed to recover the cost of gas sold from its retail gas utility customers. Consequently, fluctuations in the cost of gas sold do not directly affect gross margin or net income because regulated gas revenue reflects comparable fluctuations through the purchased gas adjustment clauses.

Regulated gas gross margin for the second quarter of 2015 increased $2 million compared to 2014 due to a higher average margin on sales and higher recoveries of DSM program costs, partially offset by lower retail sales volumes from warmer temperatures in 2015. For the second quarter of 2015, MidAmerican Energy's combined retail and wholesale average per-unit cost of gas sold decreased 36%, resulting in a decrease of $34 million in gas revenue and cost of gas sold compared to 2014, which was partially offset by the increase in total sales volumes compared to 2014.

Regulated gas gross margin for the first six months of 2015 decreased $6 million compared to 2014 due to lower retail sales volumes in 2015 primarily as a result of colder than normal winter temperatures in 2014, partially offset by a higher average margin on sales and higher recoveries of DSM program costs. For the first six months of 2015, MidAmerican Energy's combined retail and wholesale average per-unit cost of gas sold decreased 47%, resulting in a decrease of $228 million in gas revenue and cost of gas sold compared to 2014. Additionally, the decrease in total sales volumes compared to 2014 decreased revenue and cost of gas sold for the first six months of 2014.

Regulated Operating Costs and Expenses

Other operating expenses for the second quarter of 2015 decreased $4 million compared to 2014 due to a one-time refund of $8 million to MidAmerican Energy's customers in June 2014 for insurance recoveries related to environmental matters, partially offset by $4 million of higher DSM program costs, which are matched by increases in regulated electric and gas revenue.

Other operating expenses for the first six months of 2015 increased $4 million compared to 2014 due to $14 million of higher DSM program costs, which are matched by increases in regulated electric and gas revenue, and $3 million of higher transmission operations costs, partially offset by a one-time refund of $8 million to MidAmerican Energy's customers in June 2014 for insurance recoveries related to environmental matters and a decrease in deferred compensation, pension and postretirement costs.

Maintenance expense decreased $26 million for the second quarter of 2015 and $21 million for the first six months of 2015 compared to 2014 due to $21 million of lower fossil-fueled generation maintenance primarily from planned major outages in 2014 at Walter Scott, Jr. Energy Center Unit 4 and George Neal Energy Center Unit 3 and $5 million of lower electric distribution maintenance due in part to emergency storm restoration in 2014. For the first six months of 2015, the decreases were partially offset by higher wind-powered generating facility maintenance costs.

Depreciation and amortization expense increased $14 million for the second quarter of 2015 and $29 million for the first six months of 2015 compared to 2014 due to utility plant additions, including 511 MW (nominal ratings) of wind-powered generating facilities placed in-service in the fourth quarter of 2014.

Nonregulated Gross Margin

MidAmerican Energy -

	Second Quarter				First Six Months
	2015	2014	Change		2015	2014	Change
Gross margin (in millions):
Nonregulated operating revenue	$222	$207	$15	7%	$447	$471	$(24)	(5)%
Nonregulated cost of sales	204	194	10	5	416	435	(19)	(4)
Nonregulated gross margin	$18	$13	$5	38	$31	$36	$(5)	(14)

Nonregulated electric sales (GWh)	2,691	2,352	339	14%	5,165	4,586	579	13%

Nonregulated gas sales (000's Dth)	6,422	6,864	(442)	(6)%	16,694	18,254	(1,560)	(9)%

For the second quarter of 2015 compared to 2014, nonregulated operating revenue and cost of sales increased due to higher nonregulated electric volumes, prices and per-unit costs, partially offset by lower prices, per-unit costs and volumes for nonregulated gas activities. Nonregulated gross margin increased due to higher average margins per unit sold on higher nonregulated electric sales.

For the first six months of 2015 compared to 2014, nonregulated operating revenue and cost of sales decreased due to lower prices and per-unit costs on lower gas volumes, partially offset by an increase in nonregulated electric volumes, prices and per-unit costs. Nonregulated gross margin decreased due to lower average margins per unit sold on nonregulated gas sales, lower nonregulated gas sales and lower income from the portion of margins on regulated gas wholesale sales that is retained by MidAmerican Energy, partially offset by higher nonregulated electric sales and average margins per unit sold.

Non-Operating Income

MidAmerican Energy -

Allowance for equity funds decreased $4 million for the second quarter of 2015 and $8 million for the first six months of 2015 compared to 2014 primarily due to lower construction work-in-progress balances related to the installation of emissions control equipment at a number of MidAmerican Energy's jointly owned generating facilities. MidAmerican Energy's other, net decreased $3 million for the second quarter of 2015 and $1 million for the first six months of 2015 compared to 2014 primarily due to fluctuations in returns from corporate-owned life insurance policies.

MidAmerican Funding -

In addition to the fluctuations discussed for MidAmerican Energy, MidAmerican Funding's other, net for the first six months of 2015 reflects a $13 million pre-tax gain on the sale of an investment in a generating facility lease in 2015.

Fixed Charges

MidAmerican Energy -

Interest on long-term debt decreased $1 million for the second quarter of 2015 and increased $3 million for the first six months of 2015 compared to 2014 due to higher interest expense from the issuance of first mortgage bonds totaling $850 million in April 2014, partially offset by a decrease in interest expense from the redemption of $350 million of 4.65% senior notes in May 2014.

Allowance for borrowed funds decreased $2 million for the second quarter of 2015 and $4 million for the first six months of 2015 compared to 2014 primarily due to lower construction work-in-progress balances related to the installation of emissions control equipment at a number of MidAmerican Energy's jointly owned generating facilities.

Income Tax Benefit

MidAmerican Energy -

MidAmerican Energy's income tax benefit increased $36 million for the second quarter of 2015 compared to 2014, and the effective tax rates were (52)% for 2015 and (39)% for 2014. The increase in income tax benefit for the second quarter of 2015 was due to an increase in recognized production tax credits and the effects of ratemaking, partially offset by the impact of a higher pre-tax income.

MidAmerican Energy's income tax benefit increased $28 million for the first six months of 2015 compared to 2014, and the effective tax rates were (42)% for 2015 and (25)% for 2014. The increase in income tax benefit for the first six months of 2015 was due to an increase in recognized production tax credits and the effects of ratemaking, partially offset by the impact of a higher pre-tax income.

Production tax credits are recognized in earnings for interim periods based on the application of an estimated annual effective tax rate to pretax earnings. Federal renewable electricity production tax credits are earned as energy from qualifying wind-powered generating facilities is produced and sold and are based on a per-kilowatt hour rate pursuant to the applicable federal income tax law. Production tax credits recognized in the second quarter of 2015 were $57 million, or $43 million higher than the second quarter of 2014, while production tax credits earned in the second quarter of 2015 were $48 million, or $3 million higher than the second quarter of 2014 primarily due to wind-powered generation placed in service in late 2014. Production tax credits recognized in the first six months of 2015 were $98 million, or $16 million higher than the first six months of 2014, while production tax credits earned in the first six months of 2015 were $107 million, or $7 million higher than the first six months of 2014 primarily due to wind-powered generation placed in service in late 2014. The difference between production tax credits recognized and earned of $9 million as of June 30, 2015 will be recorded in earnings over the remainder of 2015.

MidAmerican Funding -

MidAmerican Funding's income tax benefit increased $36 million for the second quarter of 2015, and the effective tax rates were (57)% for 2015 and (58)% for 2014. The change in the income tax benefit was principally due to the factors discussed for MidAmerican Energy.

MidAmerican Funding's income tax benefit increased $24 million for the first six months of 2015, and the effective tax rates were (40)% for 2015 and (28)% for 2014. The change in the income tax benefit was principally due to the factors discussed for MidAmerican Energy, partially offset by income tax expense related to the gain on the sale of an investment in a generating facility lease in 2015.

Liquidity and Capital Resources

As of June 30, 2015, MidAmerican Energy's total net liquidity was $712 million consisting of $302 million of cash and cash equivalents and $605 million of credit facilities reduced by $195 million of the credit facilities reserved to support MidAmerican Energy's variable-rate tax-exempt bond obligations. As of June 30, 2015, MidAmerican Funding's total net liquidity was $717 million, including $1 million of additional cash and cash equivalents and MHC Inc.'s $4 million credit facility.

Operating Activities

MidAmerican Energy's net cash flows from operating activities for the six-month periods ended June 30, 2015 and 2014, were $753 million and $400 million, respectively. MidAmerican Funding's net cash flows from operating activities for the six-month periods ended June 30, 2015 and 2014, were $746 million and $396 million, respectively. The changes in net cash flows were predominantly due to the timing of MidAmerican Energy's income tax cash flows with BHE, which totaled net cash receipts from BHE of $373 million and $86 million for the first six months of 2015 and 2014, respectively. Income tax cash flows for 2015 reflect the receipt of $255 million of income tax benefits generated in 2014. The timing of MidAmerican Energy's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods and assumptions for each payment date. Additionally, cash flows from operations for the first six months of 2015 increased from higher gross margins for the regulated electric business and lower collateral requirements related to derivative positions, partially offset by the net impact of payables and receivables, largely attributable to the fluctuation in the cost of natural gas.

In December 2014, the Tax Increase Prevention Act of 2014 (the "Act") was signed into law, extending the 50% bonus depreciation for qualifying property purchased and placed in-service before January 1, 2015 and before January 1, 2016 for certain longer-lived assets. Production tax credits were extended for wind power and other forms of non-solar renewable energy projects that begin construction before the end of 2014. As a result of the Act, MidAmerican Energy's cash flows from operations have benefited in 2015 due to bonus depreciation on qualifying assets placed in-service and for production tax credits earned on qualifying projects.

Investing Activities

MidAmerican Energy's net cash flows from investing activities for the six-month periods ended June 30, 2015 and 2014, were $(430) million and $(431) million, respectively. MidAmerican Funding's net cash flows from investing activities for the six-month periods ended June 30, 2015 and 2014, were $(417) million and $(429) million, respectively. Net cash flows from investing activities consist almost entirely of utility construction expenditures, which were relatively unchanged for the first six months of 2015 compared to 2014. Purchases and proceeds related to available-for-sale securities primarily consist of activity within the Quad Cities Generating Station nuclear decommissioning trust. MidAmerican Funding received $13 million in 2015 related to the sale of an investment in a generating facility lease.

Financing Activities

MidAmerican Energy's net cash flows from financing activities for the six-month periods ended June 30, 2015 and 2014 were $(50) million and $484 million, respectively. MidAmerican Funding's net cash flows from financing activities for the six-month periods ended June 30, 2015 and 2014, were $(56) million and $486 million, respectively. In 2015, MidAmerican Energy made repayments totaling $50 million through its commercial paper program. In April 2014, MidAmerican Energy issued $150 million of 2.40% First Mortgage Bonds due March 2019, $300 million of 3.50% First Mortgage Bonds due October 2024 and $400 million of 4.40% First Mortgage Bonds due October 2044. The net proceeds were used for the optional redemption in May 2014 of $350 million of MidAmerican Energy's 4.65% Senior Notes due October 2014 and for general corporate purposes. MidAmerican Funding paid $6 million in 2015 and received $2 million in 2014 through its note payable with BHE.

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

MidAmerican Energy currently has an effective registration statement with the United States Securities and Exchange Commission to issue up to $800 million of long-term debt securities through November 12, 2016. Additionally, MidAmerican Energy has authorization from the FERC to issue through March 31, 2017, long-term securities totaling up to $1.70 billion at interest rates not to exceed the applicable United States Treasury rate plus a spread of 175 basis points. MidAmerican Energy has authorizations from the Illinois Commerce Commission to issue up to an aggregate of $800 million of additional long-term debt securities, of which $50 million expires December 19, 2015, and $750 million expires December 9, 2016.

In conjunction with the March 1999 merger, MidAmerican Energy committed to the IUB to use commercially reasonable efforts to maintain an investment grade rating on its long-term debt and to maintain its common equity level above 42% of total capitalization unless circumstances beyond its control result in the common equity level decreasing to below 39% of total capitalization. MidAmerican Energy must seek the approval of the IUB of a reasonable utility capital structure if MidAmerican Energy's common equity level decreases below 42% of total capitalization, unless the decrease is beyond the control of MidAmerican Energy. MidAmerican Energy is also required to seek the approval of the IUB if MidAmerican Energy's equity level decreases to below 39%, even if the decrease is due to circumstances beyond the control of MidAmerican Energy. If MidAmerican Energy's common equity level were to drop below the required thresholds, MidAmerican Energy's ability to issue debt could be restricted. As of June 30, 2015, MidAmerican Energy's common equity ratio was 52% computed on a basis consistent with its commitment.

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

MidAmerican Energy's forecast utility construction expenditures, which exclude amounts for non-cash equity AFUDC and other non-cash items, are approximately $1.5 billion for 2015 and include:

•
$791 million for the construction of 657 MW (nominal ratings) of wind-powered generating facilities expected to be placed in service in 2015, including 162 MW (nominal ratings) approved by the IUB in February 2015.

•
$166 million for transmission MVP investments. MidAmerican Energy has approval from the Midcontinent Independent System Operator, Inc. for the construction of four MVPs located in Iowa and Illinois, which will add approximately 245 miles of 345 kV transmission line to MidAmerican Energy's transmission system, with remaining expenditures predominantly in 2016.

•	Remaining costs primarily relate to routine expenditures for distribution, generation, transmission and other infrastructure needed to serve existing and expected demand.

In April 2015, MidAmerican Energy filed with the IUB an application for ratemaking principles related to the construction of up to 552 MW (nominal ratings) of additional wind-powered generating facilities expected to be placed in service by the end of 2016. In June 2015, MidAmerican Energy and the Iowa Office of Consumer Advocate entered into a settlement agreement relating to the proposal. The settlement agreement, which is subject to IUB approval, establishes a cost cap of $903 million, including AFUDC, and provides for a fixed rate of return on equity of 11.35% over the proposed 30-year useful lives of those facilities in any future Iowa rate proceeding. The cost cap ensures that as long as total costs are below the cap, the investment will be deemed prudent in any future Iowa rate proceeding. MidAmerican Energy has requested IUB approval by the end of the third quarter of 2015.

Contractual Obligations

As of June 30, 2015, there have been no material changes outside the normal course of business in MidAmerican Energy's and MidAmerican Funding's contractual obligations from the information provided in Item 7 of their Annual Report on Form 10‑K for the year ended December 31, 2014.

Environmental Laws and Regulations

MidAmerican Energy is subject to federal, state and local laws and regulations regarding air and water quality, emissions performance standards, climate change, coal combustion byproduct disposal, hazardous and solid waste disposal, protected species and other environmental matters that have the potential to impact its current and future operations. In addition to imposing continuing compliance obligations, these laws and regulations provide regulators with the authority to levy substantial penalties for noncompliance including fines, injunctive relief and other sanctions. These laws and regulations are administered by the EPA and various state and local agencies. MidAmerican Energy believes it is in material compliance with all applicable laws and regulations, although many are subject to interpretation that may ultimately be resolved by the courts. Refer to "Liquidity and Capital Resources" for discussion of MidAmerican Energy's forecast environmental-related capital expenditures. The discussion below contains material developments to those matters disclosed in Item 7 of MidAmerican Energy's and MidAmerican Funding's Annual Report on Form 10‑K for the year ended December 31, 2014.

Clean Air Act Regulations

National Ambient Air Quality Standards

The Sierra Club filed a lawsuit against the EPA in August 2013 with respect to the one-hour sulfur dioxide standards and its failure to make certain attainment designations in a timely manner. In March 2015, the United States District Court for the Northern District of California ("Northern District of California") accepted as an enforceable order an agreement between the EPA and Sierra Club to resolve litigation concerning the deadline for completing the designations. The Northern District of California's order directed the EPA to complete designations in three phases: the first phase by July 2, 2016; the second phase by December 31, 2017; and the final phase by December 31, 2020. The first phase of the designations require the EPA to designate two groups of areas: 1) areas that have newly monitored violations of the 2020 sulfur dioxide standard; and 2) areas that contain any stationary source that, according to the EPA's data, either emitted more than 16,000 tons of sulfur dioxide in 2012 or emitted more than 2,600 tons of sulfur dioxide and had an emission rate of at least 0.45 lbs/sulfur dioxide per million British thermal unit in 2012 and, as of March 2, 2015, had not been announced for retirement. MidAmerican Energy's George Neal Unit 4 and the Ottumwa Generating Station (in which MidAmerican Energy has a majority ownership interest in, but does not operate), are included as units subject to the first phase of the designations, having emitted more than 2,600 tons of sulfur dioxide and having an emission rate of at least 0.45 lbs/sulfur dioxide per million British thermal unit in 2012. States may submit to the EPA updated recommendations and supporting information for the EPA to consider in making its determinations and Iowa intends to submit such updated and supporting information by the specified deadline of September 18, 2015. The EPA intends to promulgate final sulfur dioxide area designations no later than July 2, 2016.

Mercury and Air Toxics Standards

Numerous lawsuits have been filed in the United States Court of Appeals for the District of Columbia Circuit ("D.C. Circuit") challenging the Mercury and Air Toxics Standards ("MATS"). In April 2014, the D.C. Circuit upheld the MATS requirements. In November 2014, the United States Supreme Court agreed to hear the MATS appeal on the limited issue of whether the EPA unreasonably refused to consider costs in determining whether it is appropriate to regulate hazardous air pollutants emitted by electric utilities. Oral argument in the case was held before the United States Supreme Court in March 2015, and a decision was issued by the United States Supreme Court in June 2015, which reversed and remanded the MATS rule to the D.C. Circuit for further action. The United States Supreme Court held that the EPA had acted unreasonably when it deemed cost irrelevant to the decision to regulate generating facilities, and that cost, including costs of compliance, must be considered before deciding whether regulation is necessary and appropriate. The United States Supreme Court's decision did not vacate or stay implementation of the MATS rule, and until the D.C. Circuit takes further action, MidAmerican Energy continues to have a legal obligation under the MATS rule and its permits issued by the states in which it operates to comply with the MATS rule, including operating all emissions controls or otherwise complying with the MATS requirements, such as retiring the Walter Scott, Jr. Energy Center Units 1 and 2 coal-fueled generating facilities and ceasing the utilization of coal at the Riverside Generating Station.

Climate Change

GHG Performance Standards

Under the Clean Air Act, the EPA may establish emissions standards that reflect the degree of emissions reductions achievable through the best technology that has been demonstrated, taking into consideration the cost of achieving those reductions and any non-air quality health and environmental impact and energy requirements. The EPA entered into a settlement agreement with a number of parties, including certain state governments and environmental groups, in December 2010 to promulgate emissions standards covering GHG. In April 2012, the EPA proposed new source performance standards for new fossil-fueled generating facilities that would limit emissions of carbon dioxide to 1,000 pounds per MWh. As part of his Climate Action Plan, President Obama announced a national climate change strategy and issued a presidential memorandum requiring the EPA to issue a re-proposed GHG new source performance standard for fossil-fueled generating facilities by September 2013. The September 2013 GHG new source performance standards released by the EPA set different standards for coal-fueled and natural gas-fueled generating facilities. The proposed standard for natural gas-fueled generating facilities considered the size of the unit and the electricity sent to the grid from the unit. The proposed standards were published in the Federal Register January 8, 2014, and the public comment period closed in May 2014. On August 3, 2015, the EPA issued the final new source performance standards, establishing a standard of 1,000 pounds of carbon dioxide per MWh for large natural gas-fueled generating facilities and 1,400 pounds of carbon dioxide per MWh for new coal-fueled generating facilities with the "Best System of Emission Reduction" for coal-fueled generating facilities reflecting highly efficient supercritical pulverized coal facilities with partial carbon capture and sequestration or integrated gasification combined-cycle units that are co-fired with natural gas or pre-combustion slipstream capture of carbon dioxide. Any new fossil-fueled generating facilities constructed by MidAmerican Energy will be required to meet the GHG new source performance standards.

In June 2014, the EPA released proposed regulations to address GHG emissions from existing fossil-fueled generating facilities, referred to as the Clean Power Plan, under Section 111(d) of the Clean Air Act. The EPA's proposal calculated state-specific emission rate targets to be achieved based on four building blocks that it determined were the "Best System of Emission Reduction." The four building blocks include: (a) a 6% heat rate improvement from coal-fueled generating facilities; (b) increased utilization of existing combined-cycle natural gas-fueled generating facilities to 70%; (c) increased deployment of renewable and non-carbon generating resources; and (d) increased energy efficiency. Under this proposal, states could have utilized any measure to achieve the specified emission reduction goals, with an initial implementation period of 2020-2029 and the final goal to be achieved by 2030. When fully implemented, the proposal was expected to reduce carbon dioxide emissions in the power sector to 30% below 2005 levels by 2030. The final Clean Power Plan was released August 3, 2015 and changed the methodology upon which the Best System of Emission Reduction is based to include: (a) heat rate improvements; (b) increased utilization of existing combined-cycle natural gas-fueled generating facilities; and (c) increased deployment of new and incremental non-carbon generation placed in-service after 2012. The EPA also changed the compliance period to begin in 2022, with three interim periods of compliance and with the final goal to be achieved by 2030. Based on changes to the state emission reduction targets, which are now all between 771 pounds per MWh and 1,305 pounds per MWh, the Clean Power Plan, when fully implemented, is expected to reduce carbon dioxide emissions in the power sector to 32% below 2005 levels by 2030. The EPA also released on August 3, 2015, a draft federal plan as an option or backstop for states to utilize in the event they do not submit approvable state plans. The draft federal plan is expected to be open for a 90-day public comment period after publication in the Federal Register. States are required to submit initial implementation plans by September 2016, and may request an extension to September 2018. The impacts of the final rule or the federal plan on MidAmerican Energy cannot be determined until the states develop their implementation plans or the federal plan is finalized. MidAmerican Energy has historically pursued cost-effective projects, including plant efficiency improvements, increased diversification of its generating fleet to include deployment of renewable and lower carbon generating resources, and advancement of customer energy efficiency programs.

The GHG rules and MidAmerican Energy's compliance requirements are subject to potential outcomes from proceedings and litigation challenging the rules.

Coal Combustion Byproduct Disposal

In May 2010, the EPA released a proposed rule to regulate the management and disposal of coal combustion byproducts, presenting two alternatives to regulation under the Resource Conservation and Recovery Act ("RCRA"). The public comment period closed in November 2010. The final rule was released by the EPA on December 19, 2014, was published in the Federal Register on April 17, 2015 and will be effective on October 19, 2015. The final rule regulates coal combustion byproducts as non-hazardous waste under RCRA Subtitle D and establishes minimum nationwide standards for the disposal of coal combustion residuals. Under the final rule, surface impoundments and landfills utilized for coal combustion byproducts may need to be closed unless they can meet the more stringent regulatory requirements.

As defined by the final rule, MidAmerican Energy owns or operates seven surface impoundments and four landfills that contain coal combustion byproducts. MidAmerican Energy continues to assess the requirements of the final rule to determine required compliance activities and the associated costs.

Collateral and Contingent Features

Debt securities of MidAmerican Energy are rated by credit rating agencies. Assigned credit ratings are based on each rating agency's assessment of MidAmerican Energy's ability to, in general, meet the obligations of its issued debt securities. The credit ratings are not a recommendation to buy, sell or hold securities, and there is no assurance that a particular credit rating will continue for any given period of time. As of June 30, 2015, MidAmerican Energy's credit ratings for its senior secured debt and its issuer credit ratings for senior unsecured debt from the three recognized credit rating agencies were investment grade.

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

In accordance with industry practice, certain wholesale agreements, including derivative contracts, contain credit support provisions that in part base MidAmerican Energy's collateral requirements on its credit ratings for senior unsecured debt as reported by one or more of the three recognized credit rating agencies. These agreements may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance," or in some cases terminate the contract, in the event of a material adverse change in MidAmerican Energy's creditworthiness. These rights can vary by contract and by counterparty. If all credit-risk-related contingent features or adequate assurance provisions for these agreements had been triggered as of June 30, 2015, MidAmerican Energy would have been required to post $203 million of additional collateral. MidAmerican Energy's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors. Refer to Note 6 of Notes to Financial Statements in Item 1 of this Form 10-Q for a discussion of MidAmerican Energy's collateral requirements specific to its derivative contracts.

New Accounting Pronouncements

For a discussion of new accounting pronouncements affecting MidAmerican Energy and MidAmerican Funding, refer to Note 2 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q.

Critical Accounting Estimates

Certain accounting measurements require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized on the Financial Statements based on such estimates involve numerous assumptions subject to varying and potentially significant degrees of judgment and uncertainty and will likely change in the future as additional information becomes available. Estimates are used for, but not limited to, the accounting for the effects of certain types of regulation, derivatives, impairment of goodwill and long-lived assets, pension and other postretirement benefits, income taxes and revenue recognition - unbilled revenue. For additional discussion of MidAmerican Energy's and MidAmerican Funding's critical accounting estimates, see Item 7 of their Annual Report on Form 10-K for the year ended December 31, 2014. There have been no significant changes in MidAmerican Energy's and MidAmerican Funding's assumptions regarding critical accounting estimates since December 31, 2014.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting MidAmerican Energy and MidAmerican Funding, see Item 7A of their Annual Report on Form 10-K for the year ended December 31, 2014. MidAmerican Energy's and MidAmerican Funding's exposure to market risk and their management of such risk has not changed materially since December 31, 2014. Refer to Note 6 of Notes to Financial Statements in Item 1 of this Form 10-Q for disclosure of MidAmerican Energy's derivative positions as of June 30, 2015.

Item 4.	Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, the Company (MidAmerican Energy or MidAmerican Funding, as applicable) carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, the Company's management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms, and is accumulated and communicated to management, including the Company's Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company's internal control over financial reporting during the quarter ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There has been no material change to MidAmerican Funding's or MidAmerican Energy's risk factors from those disclosed in Item 1A of their Annual Report on Form 10-K for the year ended December 31, 2014.

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

MIDAMERICAN FUNDING, LLC
MIDAMERICAN ENERGY COMPANY
(Registrants)

Date: August 7, 2015	/s/ Thomas B. Specketer
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
MidAmerican Energy and MidAmerican Funding

101
The following financial information from MidAmerican Energy's and MidAmerican Funding's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, is formatted in XBRL (eXtensible Business Reporting Language) and included herein: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged in summary and detail.