Form 10-Q
period 2015-09-30
MIDAMERICAN ENERGY CO; MIDAMERICAN FUNDING LLC
filed 2015-11-06
CIK 928576, 1098296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

or

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
Yes  ☐            No  ☒

All of the member's equity of MidAmerican Funding, LLC was held by its parent company, Berkshire Hathaway Energy Company, as of October 31, 2015.

All common stock of MidAmerican Energy Company is held by its parent company, MHC Inc., which is a direct, wholly owned subsidiary of MidAmerican Funding, LLC. As of October 31, 2015, 70,980,203 shares of MidAmerican Energy Company common stock, without par value, were outstanding.

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

•
performance, availability and ongoing operation of MidAmerican Energy's generating facilities, including facilities not operated by MidAmerican Energy, due to the impacts of market conditions, outages and repairs, transmission constraints, weather, including wind, and operating conditions;

•	a high degree of variance between actual and forecasted load or generation that could impact MidAmerican Energy's hedging strategy;

ii

•
changes in prices, availability and demand for wholesale electricity, coal, natural gas, other fuel sources and fuel transportation that could have a significant impact on generating capacity and energy costs;

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
Des Moines, Iowa

We have reviewed the accompanying balance sheet of MidAmerican Energy Company (the "Company") as of September 30, 2015, and the related statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2015 and 2014, and of changes in equity and cash flows for the nine-month periods ended September 30, 2015 and 2014. These interim financial statements are the responsibility of the Company's management.

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

/s/ Deloitte & Touche LLP

Des Moines, Iowa
November 6, 2015

MIDAMERICAN ENERGY COMPANY
BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	September 30, 2015	December 31, 2014
ASSETS
Utility plant, net:
Electric	$14,083	$13,426
Gas	1,482	1,432
Gross utility plant in service	15,565	14,858
Accumulated depreciation and amortization	(5,140)	(4,954)
Utility plant in service, net	10,425	9,904
Construction work in progress	821	606
Total utility plant, net	11,246	10,510
Current assets:
Cash and cash equivalents	245	29
Receivables, net	383	433
Income taxes receivable	1	307
Inventories	218	185
Other	58	87
Total current assets	905	1,041
Other assets:
Regulatory assets	1,037	908
Investments and nonregulated property, net	626	634
Other	170	164
Total other assets	1,833	1,706
Total assets	$13,984	$13,257
CAPITALIZATION AND LIABILITIES
Capitalization:
MidAmerican Energy common shareholder's equity	$4,702	$4,250
Long-term debt, excluding current portion	3,606	3,630
Total capitalization	8,308	7,880
Current liabilities:
Short-term debt	—	50
Current portion of long-term debt	460	426
Accounts payable	441	392
Taxes accrued	163	128
Interest accrued	35	40
Other	177	131
Total current liabilities	1,276	1,167
Other liabilities:
Deferred income taxes	2,815	2,663
Asset retirement obligations	462	432
Regulatory liabilities	831	837
Other	292	278
Total other liabilities	4,400	4,210
Total capitalization and liabilities	$13,984	$13,257

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
Operating revenue:
Regulated electric	$585	$539	$1,472	$1,415
Regulated gas	94	99	499	746
Nonregulated	241	224	688	695
Total operating revenue	920	862	2,659	2,856

Operating costs and expenses:
Regulated:
Cost of fuel, energy and capacity	125	139	351	405
Cost of gas sold	48	54	304	546
Other operating expenses	117	119	353	351
Maintenance	48	50	148	171
Depreciation and amortization	101	88	300	258
Property and other taxes	30	31	93	92
Total regulated operating costs and expenses	469	481	1,549	1,823
Nonregulated:
Cost of sales	232	213	648	648
Other	9	8	24	21
Total nonregulated operating costs and expenses	241	221	672	669
Total operating costs and expenses	710	702	2,221	2,492

Operating income	210	160	438	364

Non-operating income:
Interest income	—	—	1	1
Allowance for equity funds	5	11	16	30
Other, net	(3)	2	1	7
Total non-operating income	2	13	18	38

Fixed charges:
Interest on long-term debt	44	44	132	129
Other interest expense	—	—	1	1
Allowance for borrowed funds	(2)	(4)	(6)	(12)
Total fixed charges	42	40	127	118

Income before income tax benefit	170	133	329	284
Income tax benefit	(64)	(37)	(130)	(75)

Net income	$234	$170	$459	$359

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in millions)

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014

Net income	$234	$170	$459	$359

Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on available-for-sale securities, net of tax of $-, $-, $- and $1	(1)	—	—	1
Unrealized (losses) gains on cash flow hedges, net of tax of $(4), $(6), $(5) and $10	(3)	(8)	(7)	15
Total other comprehensive (loss) income, net of tax	(4)	(8)	(7)	16

Comprehensive income	$230	$162	$452	$375

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF CHANGES IN EQUITY (Unaudited)
(Amounts in millions)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income, Net	Total Equity

Balance, December 31, 2013	$561	$3,295	$(11)	$3,845
Net income	—	359	—	359
Other comprehensive income	—	—	16	16
Balance, September 30, 2014	$561	$3,654	$5	$4,220

Balance, December 31, 2014	$561	$3,712	$(23)	$4,250
Net income	—	459	—	459
Other comprehensive loss	—	—	(7)	(7)
Balance, September 30, 2015	$561	$4,171	$(30)	$4,702

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Nine-Month Periods
	Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$459	$359
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	300	258
Deferred income taxes and amortization of investment tax credits	24	(14)
Changes in other assets and liabilities	36	35
Other, net	(7)	(38)
Changes in other operating assets and liabilities:
Receivables, net	49	31
Inventories	(33)	34
Derivative collateral, net	49	(33)
Pension and other postretirement benefit plans	(6)	(2)
Accounts payable	(78)	(30)
Taxes accrued, net	341	72
Other current assets and liabilities	16	11
Net cash flows from operating activities	1,150	683

Cash flows from investing activities:
Utility construction expenditures	(880)	(967)
Purchases of available-for-sale securities	(91)	(69)
Proceeds from sales of available-for-sale securities	83	64
Other, net	4	8
Net cash flows from investing activities	(884)	(964)

Cash flows from financing activities:
Proceeds from long-term debt	—	847
Repayments of long-term debt	—	(356)
Net repayments of short-term debt	(50)	—
Other, net	—	(8)
Net cash flows from financing activities	(50)	483

Net change in cash and cash equivalents	216	202
Cash and cash equivalents at beginning of period	29	194
Cash and cash equivalents at end of period	$245	$396

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

The unaudited Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Financial Statements as of September 30, 2015, and for the three- and nine-month periods ended September 30, 2015 and 2014. The results of operations for the three- and nine-month periods ended September 30, 2015, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Financial Statements. Note 2 of Notes to Financial Statements included in MidAmerican Energy's Annual Report on Form 10-K for the year ended December 31, 2014, describes the most significant accounting policies used in the preparation of the unaudited Financial Statements. There have been no significant changes in MidAmerican Energy's assumptions regarding significant accounting estimates and policies during the nine-month period ended September 30, 2015.

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

In May 2014, the FASB issued ASU No. 2014-09, which creates FASB ASC Topic 606, "Revenue from Contracts with Customers" and supersedes ASC Topic 605, "Revenue Recognition." The guidance replaces industry-specific guidance and establishes a single five-step model to identify and recognize revenue. The core principle of the guidance is that an entity should recognize revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires the entity to disclose further quantitative and qualitative information regarding the nature and amount of revenues arising from contracts with customers, as well as other information about the significant judgments and estimates used in recognizing revenues from contracts with customers. In August 2015, the FASB issued ASU No.2015-14, which defers the effective date of ASU No. 2014-09 one year to interim and annual reporting periods beginning after December 15, 2017. This guidance may be adopted retrospectively or under a modified retrospective method where the cumulative effect is recognized at the date of initial application. MidAmerican Energy is currently evaluating the impact of adopting this guidance on its Financial Statements and disclosures included within Notes to Financial Statements.

(3)	Components of Accumulated Other Comprehensive Income (Loss), Net

The following table shows the change in accumulated other comprehensive income (loss), net ("AOCI") by each component of other comprehensive income, net of applicable income taxes (in millions):

	Unrealized	Unrealized	Accumulated
	Losses on	(Losses) Gains	Other
	Available-For-Sale	on Cash Flow	Comprehensive
	Securities	Hedges	(Loss) Income, Net

Balance, December 31, 2013	$(4)	$(7)	$(11)
Other comprehensive income	1	15	16
Balance, September 30, 2014	$(3)	$8	$5

Balance, December 31, 2014	$(3)	$(20)	$(23)
Other comprehensive loss	—	(7)	(7)
Balance, September 30, 2015	$(3)	$(27)	$(30)

For information regarding cash flow hedge reclassifications from AOCI to net income in their entirety, refer to Note 6.

(4)	Income Taxes

A reconciliation of the federal statutory income tax rate to MidAmerican Energy's effective income tax rate applicable to income before income tax benefit is as follows:

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014

Federal statutory income tax rate	35%	35%	35%	35%
Income tax credits	(61)	(56)	(62)	(56)
State income tax, net of federal income tax benefit	(10)	(3)	(6)	—
Effects of ratemaking	(2)	(4)	(7)	(5)
Effective income tax rate	(38)%	(28)%	(40)%	(26)%

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

Berkshire Hathaway includes BHE and subsidiaries in its United States federal income tax return. Consistent with established regulatory practice, MidAmerican Energy's provision for income taxes has been computed on a stand-alone basis, and substantially all of its currently payable or receivable income taxes are remitted to or received from BHE. MidAmerican Energy received net cash payments for income taxes from BHE totaling $513 million and $150 million for the nine-month periods ended September 30, 2015 and 2014, respectively.

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

Net periodic benefit cost for the plans of MidAmerican Energy and the aforementioned affiliates included the following components (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
Pension:
Service cost	$3	$4	$9	$11
Interest cost	8	8	24	26
Expected return on plan assets	(11)	(11)	(34)	(34)
Net amortization	—	—	1	1
Net periodic benefit cost	$—	$1	$—	$4

Other postretirement:
Service cost	$2	$2	$5	$5
Interest cost	1	2	6	7
Expected return on plan assets	(4)	(4)	(11)	(11)
Net amortization	—	(1)	(2)	(3)
Net periodic benefit cost (benefit)	$(1)	$(1)	$(2)	$(2)

Employer contributions to the pension and other postretirement benefit plans are expected to be $8 million and $1 million, respectively, during 2015. As of September 30, 2015, $5 million and $1 million of contributions had been made to the pension and other postretirement benefit plans, respectively.

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

The following table, which reflects master netting arrangements and excludes contracts that have been designated as normal under the normal purchases or normal sales exception afforded by GAAP, summarizes the fair value of MidAmerican Energy's derivative contracts, on a gross basis, and reconciles those amounts to the amounts presented on a net basis on the Balance Sheets (in millions):

	Current Assets - Other	Other Assets - Other	Current Liabilities - Other	Other Liabilities - Other	Total
As of September 30, 2015:
Not designated as hedging contracts(1):
Commodity assets	$13	$4	$10	$2	$29
Commodity liabilities	(2)	—	(41)	(11)	(54)
Total	11	4	(31)	(9)	(25)

Designated as hedging contracts:
Commodity assets	—	—	2	—	2
Commodity liabilities	—	—	(25)	(25)	(50)
Total	—	—	(23)	(25)	(48)

Total derivatives	11	4	(54)	(34)	(73)
Cash collateral receivable	—	—	17	8	25
Total derivatives - net basis	$11	$4	$(37)	$(26)	$(48)

As of December 31, 2014:
Not designated as hedging contracts(1):
Commodity assets	$14	$3	$19	$1	$37
Commodity liabilities	—	—	(69)	(4)	(73)
Total	14	3	(50)	(3)	(36)

Designated as hedging contracts:
Commodity assets	—	—	4	2	6
Commodity liabilities	—	—	(27)	(17)	(44)
Total	—	—	(23)	(15)	(38)

Total derivatives	14	3	(73)	(18)	(74)
Cash collateral receivable	—	—	42	5	47
Total derivatives - net basis	$14	$3	$(31)	$(13)	$(27)

(1)
MidAmerican Energy's commodity derivatives not designated as hedging contracts are generally included in regulated rates, and as of September 30, 2015 and December 31, 2014, a net regulatory asset of $23 million and $38 million, respectively, was recorded related to the net derivative liability of $25 million and $36 million, respectively.

Not Designated as Hedging Contracts

The following table reconciles the beginning and ending balances of MidAmerican Energy's net regulatory assets and summarizes the pre-tax gains and losses on commodity derivative contracts recognized in net regulatory assets, as well as amounts reclassified to earnings (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014

Beginning balance	$28	$48	$38	$10
Changes in fair value recognized in net regulatory assets	10	2	29	64
Net (losses) gains reclassified to operating revenue	(12)	3	(34)	(21)
Net losses reclassified to cost of gas sold	(3)	(2)	(10)	(2)
Ending balance	$23	$51	$23	$51

The following table summarizes the pre-tax gains (losses) included on the Statements of Operations associated with MidAmerican Energy's commodity derivative contracts not designated as hedging contracts and not recorded as a net regulatory asset or liability (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014

Nonregulated operating revenue	$5	$2	$9	$(6)
Regulated cost of fuel, energy and capacity	—	—	2	—
Nonregulated cost of sales	(8)	(3)	(13)	18
Total	$(3)	$(1)	$(2)	$12

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

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014

Beginning balance	$39	$(28)	$34	$11
Changes in fair value recognized in OCI	21	19	40	(60)
Net (losses) gains reclassified to nonregulated cost of sales	(14)	(5)	(28)	35
Ending balance	$46	$(14)	$46	$(14)

Realized gains and losses on hedges and hedge ineffectiveness are recognized in income as nonregulated operating revenue or nonregulated cost of sales depending upon the nature of the item being hedged. For the three- and nine-month periods ended September 30, 2015 and 2014, hedge ineffectiveness was insignificant. As of September 30, 2015, MidAmerican Energy had cash flow hedges with expiration dates extending through December 2019, and $23 million of pre-tax net unrealized losses are forecasted to be reclassified from AOCI into earnings over the next twelve months as contracts settle.

Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding commodity derivative contracts with fixed price terms that comprise the mark-to-market values as of (in millions):

	Unit of	September 30,	December 31,
	Measure	2015	2014

Electricity purchases	Megawatt hours	15	14
Natural gas purchases	Decatherms	17	19

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

Collateral and Contingent Features

In accordance with industry practice, certain wholesale derivative contracts contain credit support provisions that in part base MidAmerican Energy's collateral requirements on its credit ratings for senior unsecured debt as reported by one or more of the three recognized credit rating agencies. These derivative contracts may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance," or in some cases terminate the contract, in the event of a material adverse change in MidAmerican Energy's creditworthiness. These rights can vary by contract and by counterparty. As of September 30, 2015, MidAmerican Energy's credit ratings from the three recognized credit rating agencies were investment grade.

The aggregate fair value of MidAmerican Energy's derivative contracts in liability positions with specific credit-risk-related contingent features totaled $70 million and $52 million as of September 30, 2015 and December 31, 2014, respectively, for which MidAmerican Energy had posted collateral of $- million at each date. If all credit-risk-related contingent features for derivative contracts in liability positions had been triggered as of September 30, 2015 and December 31, 2014, MidAmerican Energy would have been required to post $59 million and $36 million, respectively, of additional collateral. MidAmerican Energy's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors.

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

The following table presents MidAmerican Energy's assets and liabilities recognized on the Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of September 30, 2015:
Assets:
Commodity derivatives	$—	$15	$16	$(16)	$15
Money market mutual funds(2)	247	—	—	—	247
Debt securities:
United States government obligations	136	—	—	—	136
International government obligations	—	2	—	—	2
Corporate obligations	—	40	—	—	40
Municipal obligations	—	2	—	—	2
Agency, asset and mortgage-backed obligations	—	3	—	—	3
Auction rate securities	—	—	26	—	26
Equity securities:
United States companies	225	—	—	—	225
International companies	5	—	—	—	5
Investment funds	4	—	—	—	4
	$617	$62	$42	$(16)	$705

Liabilities - commodity derivatives	$(12)	$(69)	$(23)	$41	$(63)

As of December 31, 2014:
Assets:
Commodity derivatives	$1	$18	$24	$(26)	$17
Money market mutual funds(2)	1	—	—	—	1
Debt securities:
United States government obligations	136	—	—	—	136
International government obligations	—	1	—	—	1
Corporate obligations	—	39	—	—	39
Municipal obligations	—	2	—	—	2
Agency, asset and mortgage-backed obligations	—	2	—	—	2
Auction rate securities	—	—	26	—	26
Equity securities:
United States companies	238	—	—	—	238
International companies	5	—	—	—	5
	$381	$62	$50	$(26)	$467

Liabilities - commodity derivatives	$(18)	$(87)	$(12)	$73	$(44)

(1)	Represents netting under master netting arrangements and a net cash collateral receivable of $25 million and $47 million as of September 30, 2015 and December 31, 2014, respectively.

(2)	Amounts are included in cash and cash equivalents and investments and nonregulated property, net on the Balance Sheets. The fair value of these money market mutual funds approximates cost.

Derivative contracts are recorded on the Balance Sheets as either assets or liabilities and are stated at estimated fair value unless they are designated as normal purchases or normal sales and qualify for the exception afforded by GAAP. When available, the fair value of derivative contracts is estimated using unadjusted quoted prices for identical contracts in the market in which MidAmerican Energy transacts. When quoted prices for identical contracts are not available, MidAmerican Energy uses forward price curves. Forward price curves represent MidAmerican Energy's estimates of the prices at which a buyer or seller could contract today for delivery or settlement at future dates. MidAmerican Energy bases its forward price curves upon market price quotations, when available, or internally developed and commercial models, with internal and external fundamental data inputs. Market price quotations are obtained from independent brokers, exchanges, direct communication with market participants and actual transactions executed by MidAmerican Energy. Market price quotations are generally readily obtainable for the applicable term of MidAmerican Energy's outstanding derivative contracts; therefore, MidAmerican Energy's forward price curves reflect observable market quotes. Market price quotations for certain electricity and natural gas trading hubs are not as readily obtainable due to the length of the contract. Given that limited market data exists for these contracts, as well as for those contracts that are not actively traded, MidAmerican Energy uses forward price curves derived from internal models based on perceived pricing relationships to major trading hubs that are based on unobservable inputs. The estimated fair value of these derivative contracts is a function of underlying forward commodity prices, interest rates, related volatility, counterparty creditworthiness and duration of contracts. Refer to Note 6 for further discussion regarding MidAmerican Energy's risk management and hedging activities.

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

The following table reconciles the beginning and ending balances of MidAmerican Energy's assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	Commodity Derivatives	Auction Rate Securities	Commodity Derivatives	Auction Rate Securities
2015:
Beginning balance	$(7)	$27	$12	$26
Changes included in earnings(1)	2	—	6	—
Changes in fair value recognized in OCI	(2)	(1)	(5)	—
Changes in fair value recognized in net regulatory assets	(5)	—	(20)	—
Purchases	—	—	1	—
Settlements	5	—	(1)	—
Ending balance	$(7)	$26	$(7)	$26

2014:
Beginning balance	$(2)	$25	$(3)	$23
Changes included in earnings(1)	3	—	(1)	—
Changes in fair value recognized in OCI	—	—	4	2
Changes in fair value recognized in net regulatory assets	—	—	(1)	—
Settlements	(7)	—	(5)	—
Ending balance	$(6)	$25	$(6)	$25

(1)
Changes included in earnings are reported as nonregulated operating revenue on the Statements of Operations. For commodity derivatives held as of September 30, 2015 and 2014, net unrealized gains included in earnings for the three-month periods ended September 30, 2015 and 2014, totaled $2 million and $1 million, respectively, and for the nine-month periods ended September 30, 2015 and 2014, totaled $6 million and $2 million, respectively.

MidAmerican Energy's long-term debt is carried at cost on the Balance Sheets. The fair value of MidAmerican Energy's long-term debt is a Level 2 fair value measurement and has been estimated based upon quoted market prices, where available, or at the present value of future cash flows discounted at rates consistent with comparable maturities with similar credit risks. The carrying value of MidAmerican Energy's variable-rate long-term debt approximates fair value because of the frequent repricing of these instruments at market rates. The following table presents the carrying value and estimated fair value of MidAmerican Energy's long-term debt (in millions):

	As of September 30, 2015		As of December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$4,066	$4,470	$4,056	$4,581

(8)	Commitments and Contingencies

Commitments

During the three-month period ended September 30, 2015, MidAmerican Energy entered into several contracts totaling $541 million for the construction of wind-powered generating facilities to be placed in service in 2016, for which all of the purchase obligation is expected to be paid by the end of 2016. During the nine-month period ended September 30, 2015, MidAmerican Energy also entered into non-cancelable easements totaling $115 million with minimum commitments ranging through 2048 and non-cancelable maintenance and service contracts totaling $73 million with minimum commitments ranging through 2021. The easements and maintenance and service contracts relate to MidAmerican Energy's wind-powered generating facilities being placed in service in 2015 and 2016.

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

The following tables provide information on a reportable segment basis (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
Operating revenue:
Regulated electric	$585	$539	$1,472	$1,415
Regulated gas	94	99	499	746
Nonregulated energy	241	224	688	695
Total operating revenue	$920	$862	$2,659	$2,856

Depreciation and amortization:
Regulated electric	$91	$78	$270	$229
Regulated gas	10	10	30	29
Total depreciation and amortization	$101	$88	$300	$258

Operating income (loss):
Regulated electric	$215	$163	$376	$294
Regulated gas	(6)	(6)	45	49
Nonregulated energy	1	3	17	21
Total operating income (loss)	$210	$160	$438	$364

	As of
	September 30, 2015	December 31, 2014
Total assets:
Regulated electric	$12,594	$11,859
Regulated gas	1,222	1,231
Nonregulated energy	168	167
Total assets	$13,984	$13,257

(10)	Transfer of Nonregulated Energy Operations

In the second quarter of 2015, MidAmerican Energy filed with the Iowa Utilities Board ("IUB") and Illinois Commerce Commission ("ICC") for approval to transfer the assets and liabilities of its unregulated retail services business to a subsidiary of BHE. MidAmerican Energy's request was approved by the IUB in July 2015 and by the ICC in October 2015. The transfer will be made at MidAmerican Energy’s carrying value of the assets and liabilities as of the distribution date and will be recorded by MidAmerican Energy as a dividend. As of and for the nine-month period ended September 30, 2015, the financial results of the unregulated retail services business consisted of net assets of $86 million, operating revenue of $685 million, net income of $10 million and cash flows from operating activities of $25 million. The transfer is expected to occur in the first quarter of 2016.

(11)	Subsequent Event

In October 2015, MidAmerican Energy issued $200 million of its 3.50% First Mortgage Bonds due October 2024 and $450 million of its 4.25% First Mortgage Bonds due May 2046. The net proceeds will be used for the repayment of $426 million of long-term debt maturing December 31, 2015, and for general corporate purposes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Member of
MidAmerican Funding, LLC
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Funding, LLC and subsidiaries (the "Company") as of September 30, 2015, and the related consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2015 and 2014, and of changes in equity and cash flows for the nine-month periods ended September 30, 2015 and 2014. These interim financial statements are the responsibility of the Company's management.

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
November 6, 2015

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	September 30, 2015	December 31, 2014
ASSETS
Utility plant, net:
Electric	$14,083	$13,426
Gas	1,482	1,432
Gross utility plant in service	15,565	14,858
Accumulated depreciation and amortization	(5,140)	(4,954)
Utility plant in service, net	10,425	9,904
Construction work in progress	821	606
Total utility plant, net	11,246	10,510
Current assets:
Cash and cash equivalents	246	30
Receivables, net	386	437
Income taxes receivable	1	303
Inventories	218	185
Other	58	87
Total current assets	909	1,042
Other assets:
Goodwill	1,270	1,270
Regulatory assets	1,037	908
Investments and nonregulated property, net	642	651
Other	170	163
Total other assets	3,119	2,992
Total assets	$15,274	$14,544
CAPITALIZATION AND LIABILITIES
Capitalization:
MidAmerican Funding member's equity	$5,525	$5,073
Long-term debt, excluding current portion	3,931	3,955
Total capitalization	9,456	9,028
Current liabilities:
Short-term debt	—	50
Current portion of long-term debt	460	426
Note payable to affiliate	139	136
Accounts payable	441	392
Taxes accrued	167	128
Interest accrued	38	48
Other	177	131
Total current liabilities	1,422	1,311
Other liabilities:
Deferred income taxes	2,810	2,657
Asset retirement obligations	462	432
Regulatory liabilities	831	837
Other	293	279
Total other liabilities	4,396	4,205
Total capitalization and liabilities	$15,274	$14,544

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
Operating revenue:
Regulated electric	$585	$539	$1,472	$1,415
Regulated gas	94	99	499	746
Nonregulated	242	226	698	708
Total operating revenue	921	864	2,669	2,869

Operating costs and expenses:
Regulated:
Cost of fuel, energy and capacity	125	139	351	405
Cost of gas sold	48	54	304	546
Other operating expenses	117	119	353	351
Maintenance	48	50	148	171
Depreciation and amortization	101	88	300	258
Property and other taxes	30	31	93	92
Total regulated operating costs and expenses	469	481	1,549	1,823
Nonregulated:
Cost of sales	232	213	655	648
Other	9	9	25	33
Total nonregulated operating costs and expenses	241	222	680	681
Total operating costs and expenses	710	703	2,229	2,504

Operating income	211	161	440	365

Non-operating income:
Interest income	—	—	1	1
Allowance for equity funds	5	11	16	30
Other, net	(3)	3	15	12
Total non-operating income	2	14	32	43

Fixed charges:
Interest on long-term debt	50	50	149	146
Other interest expense	—	—	1	1
Allowance for borrowed funds	(2)	(4)	(6)	(12)
Total fixed charges	48	46	144	135

Income before income tax benefit	165	129	328	273
Income tax benefit	(66)	(39)	(131)	(80)

Net income	$231	$168	$459	$353

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in millions)

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014

Net income	$231	$168	$459	$353

Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on available-for-sale securities, net of tax of $-, $-, $- and $1	(1)	—	—	1
Unrealized (losses) gains on cash flow hedges, net of tax of $(4), $(6), $(5) and $10	(3)	(8)	(7)	15
Total other comprehensive (loss) income, net of tax	(4)	(8)	(7)	16

Comprehensive income	$227	$160	$452	$369

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
(Amounts in millions)

	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income, Net	Total Equity

Balance, December 31, 2013	$1,679	$3,009	$(11)	$4,677
Net income	—	353	—	353
Other comprehensive income	—	—	16	16
Balance, September 30, 2014	$1,679	$3,362	$5	$5,046

Balance, December 31, 2014	$1,679	$3,417	$(23)	$5,073
Net income	—	459	—	459
Other comprehensive loss	—	—	(7)	(7)
Balance, September 30, 2015	$1,679	$3,876	$(30)	$5,525

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Nine-Month Periods
	Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$459	$353
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	300	258
Deferred income taxes and amortization of investment tax credits	25	(15)
Changes in other assets and liabilities	36	35
Other, net	(20)	(30)
Changes in other operating assets and liabilities:
Receivables, net	50	33
Inventories	(33)	34
Derivative collateral, net	49	(33)
Pension and other postretirement benefit plans	(6)	(2)
Accounts payable	(78)	(30)
Taxes accrued, net	341	71
Other current assets and liabilities	11	5
Net cash flows from operating activities	1,134	679

Cash flows from investing activities:
Utility construction expenditures	(880)	(967)
Purchases of available-for-sale securities	(91)	(69)
Proceeds from sales of available-for-sale securities	83	64
Proceeds from sales of investments	13	—
Other, net	4	10
Net cash flows from investing activities	(871)	(962)

Cash flows from financing activities:
Proceeds from long-term debt	—	847
Repayment of long-term debt	—	(356)
Net change in note payable to affiliate	3	3
Net repayments of short-term debt	(50)	—
Other, net	—	(8)
Net cash flows from financing activities	(47)	486

Net change in cash and cash equivalents	216	203
Cash and cash equivalents at beginning of period	30	194
Cash and cash equivalents at end of period	$246	$397

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of September 30, 2015, and for the three- and nine-month periods ended September 30, 2015 and 2014. The results of operations for the three- and nine-month periods ended September 30, 2015, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in MidAmerican Funding's Annual Report on Form 10-K for the year ended December 31, 2014, describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in MidAmerican Funding's assumptions regarding significant accounting estimates and policies during the nine-month period ended September 30, 2015.

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

A reconciliation of the federal statutory income tax rate to MidAmerican Funding's effective income tax rate applicable to income before income tax benefit is as follows:

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014

Federal statutory income tax rate	35%	35%	35%	35%
Income tax credits	(63)	(58)	(62)	(58)
State income tax, net of federal income tax benefit	(10)	(3)	(6)	(1)
Effects of ratemaking	(2)	(4)	(7)	(5)
Effective income tax rate	(40)%	(30)%	(40)%	(29)%

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

Berkshire Hathaway includes BHE and subsidiaries in its United States federal income tax return. Consistent with established regulatory practice, MidAmerican Funding's and MidAmerican Energy's provisions for income taxes have been computed on a stand-alone basis, and substantially all of their currently payable or receivable income taxes are remitted to or received from BHE. MidAmerican Funding received net cash payments for income taxes from BHE totaling $515 million and $153 million for the nine-month periods ended September 30, 2015 and 2014, respectively.

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

	As of September 30, 2015		As of December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$4,391	$4,891	$4,381	$5,012

(8)	Commitments and Contingencies

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

The following tables provide information on a reportable segment basis (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
Operating revenue:
Regulated electric	$585	$539	$1,472	$1,415
Regulated gas	94	99	499	746
Nonregulated energy	241	224	688	695
Other	1	2	10	13
Total operating revenue	$921	$864	$2,669	$2,869

Depreciation and amortization:
Regulated electric	$91	$78	$270	$229
Regulated gas	10	10	30	29
Total depreciation and amortization	$101	$88	$300	$258

Operating income (loss):
Regulated electric	$215	$163	$376	$294
Regulated gas	(6)	(6)	45	49
Nonregulated energy	1	3	17	21
Other	1	1	2	1
Total operating income (loss)	$211	$161	$440	$365

	As of
	September 30, 2015	December 31, 2014
Total assets(1):
Regulated electric	$13,785	$13,050
Regulated gas	1,301	1,310
Nonregulated energy	168	167
Other	20	17
Total assets	$15,274	$14,544

(1)	Total assets by reportable segment reflect the assignment of goodwill to applicable reporting units.

(10)	Transfer of Nonregulated Energy Operations

Refer to Note 10 of MidAmerican Energy's Notes to Financial Statements.

(11)	Subsequent Event

Refer to Note 11 of MidAmerican Energy's Notes to Financial Statements.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations for the Third Quarter and First Nine Months of 2015 and 2014

Overview

MidAmerican Energy -

MidAmerican Energy's net income for the third quarter of 2015 was $234 million, an increase of $64 million, or 38%, compared to 2014 due to higher regulated electric margins of $60 million, substantially from changes in electric retail rates and rate structure, warmer temperatures and lower energy costs, higher recognized production tax credits of $29 million and other income tax benefits, partially offset by higher depreciation and amortization of $13 million due to wind-powered generation and other plant placed in service and lower AFUDC of $8 million.

MidAmerican Energy's net income for the first nine months of 2015 was $459 million, an increase of $100 million, or 28%, compared to 2014 due to higher regulated electric margins of $111 million primarily from changes in electric retail rates and rate structure, lower energy costs and higher transmission revenue related to MidAmerican Energy's Multi-Value Projects ("MVPs"), higher recognized production tax credits of $45 million, lower fossil-fueled generation maintenance of $19 million due to planned outages in 2014, and a one-time refund of $8 million to customers in 2014 of insurance recoveries related to environmental matters, partially offset by higher depreciation and amortization of $42 million due to wind-powered generation and other plant placed in-service, lower AFUDC of $20 million, lower nonregulated margins of $7 million largely related to regulated gas wholesale sales and lower regulated gas margins of $5 million primarily from colder than normal winter temperatures in 2014.

MidAmerican Funding -

MidAmerican Funding's net income for the third quarter of 2015 was $231 million, an increase of $63 million, or 38%, compared to 2014 and, for the first nine months of 2015, was $459 million, an increase of $106 million, or 30%, compared to 2014. In addition to the changes in MidAmerican Energy's earnings discussed above, MidAmerican Funding recognized an $8 million after-tax gain on the sale of an investment in a generating facility lease in the first quarter of 2015.

Regulated Electric Gross Margin

A comparison of key operating results related to regulated electric gross margin is as follows:

	Third Quarter				First Nine Months
	2015	2014	Change		2015	2014	Change
Gross margin (in millions):
Operating revenue	$585	$539	$46	9%	$1,472	$1,415	$57	4%
Cost of fuel, energy and capacity	125	139	(14)	(10)	351	405	(54)	(13)
Gross margin	$460	$400	$60	15	$1,121	$1,010	$111	11

Electricity Sales (GWh):
Residential	1,896	1,733	163	9%	4,862	4,993	(131)	(3)%
Small general service	1,046	1,018	28	3	2,914	3,135	(221)	(7)
Large general service	2,932	2,734	198	7	8,605	7,904	701	9
Other	425	416	9	2	1,207	1,234	(27)	(2)
Total retail	6,299	5,901	398	7	17,588	17,266	322	2
Wholesale	1,751	2,097	(346)	(16)	6,772	6,472	300	5
Total sales	8,050	7,998	52	1	24,360	23,738	622	3

Average number of retail customers (in thousands)	753	746	7	1%	751	745	6	1%

Average revenue per MWh:
Retail	$84.53	$78.99	$5.54	7%	$73.42	$69.86	$3.56	5%
Wholesale	$21.91	$30.06	$(8.15)	(27)%	$20.56	$27.81	$(7.25)	(26)%

Heating degree days	48	106	(58)	(55)%	3,845	4,526	(681)	(15)%
Cooling degree days	758	588	170	29%	1,052	931	121	13%

Sources of energy (GWh)(1):
Coal	4,674	5,262	(588)	(11)%	13,051	13,559	(508)	(4)%
Nuclear	994	1,010	(16)	(2)	2,858	2,808	50	2
Natural gas	182	38	144	*	182	106	76	72
Wind and other(2)	1,670	1,151	519	45	6,495	5,457	1,038	19
Total energy generated	7,520	7,461	59	1	22,586	21,930	656	3
Energy purchased	768	734	34	5	2,205	2,332	(127)	(5)
Total	8,288	8,195	93	1	24,791	24,262	529	2

*	Not meaningful.

(1)	GWh amounts are net of energy used by the related generating facilities.

(2)
All or some of the renewable energy attributes associated with generation from these generating facilities may be: (a) used in future years to comply with renewable portfolio standards or other regulatory requirements or (b) sold to third parties in the form of renewable energy credits or other environmental commodities.

Electric gross margin for the third quarter of 2015 increased $60 million compared to 2014 due to a higher retail gross margin of $67 million and higher MVP transmission revenue of $5 million, which is expected to increase as projects are constructed over the next two years, partially offset by a lower wholesale gross margin of $12 million. Retail gross margin increased due to $43 million from higher electric retail rates primarily in Iowa, $16 million from higher sales volumes for weather-sensitive customers due to warmer temperatures in 2015 and $6 million from lower retail energy costs primarily due to a lower average cost of fuel for generation. In addition to increases in electric retail base rates, the increase in electric retail rates reflects changes in Iowa rate structure related to seasonal pricing that were effective with the implementation of final Iowa base rates in August 2014, which result in a greater differential between higher rates from June to September and lower rates in the remaining months. The increases in retail base rates include higher rates of $45 million annually, effective January 2015, for the second step of the 2014 Iowa rate increase and $16 million annually in Illinois, effective December 2014. Wholesale gross margin decreased primarily due to a lower average margin per megawatt hour sold. Wholesale includes sales of electricity principally to markets operated by regional transmission organizations.

Electric gross margin for the first nine months of 2015 increased $111 million compared to 2014 due to a higher retail gross margin of $103 million and higher MVP transmission revenue of $15 million, which is expected to increase as projects are constructed over the next two years, partially offset by a lower wholesale gross margin of $7 million. Retail gross margin increased due to $57 million from higher electric retail rates primarily in Iowa, $24 million from higher recoveries through adjustment clauses and $22 million primarily from a lower average cost of fuel for retail generation. The increase in electric retail rates reflects the increases in Iowa and Illinois base rates discussed above and the changes in Iowa rate structure related to seasonal pricing. Wholesale gross margin decreased primarily due to a lower average margin per megawatt hour sold.

Regulated Gas Gross Margin

A comparison of key operating results related to regulated gas gross margin is as follows:

	Third Quarter				First Nine Months
	2015	2014	Change		2015	2014	Change
Gross margin (in millions):
Operating revenue	$94	$99	$(5)	(5)%	$499	$746	$(247)	(33)%
Cost of gas sold	48	54	(6)	(11)	304	546	(242)	(44)
Gross margin	$46	$45	$1	2	$195	$200	$(5)	(3)

Natural gas throughput (000's Dth):
Residential	2,753	3,047	(294)	(10)%	33,401	39,088	(5,687)	(15)%
Small general service	1,844	2,002	(158)	(8)	16,914	19,545	(2,631)	(13)
Large general service	923	878	45	5	3,514	3,661	(147)	(4)
Other	2	2	—	—	29	37	(8)	(22)
Total retail sales	5,522	5,929	(407)	(7)	53,858	62,331	(8,473)	(14)
Wholesale sales	7,422	4,187	3,235	77	27,105	17,060	10,045	59
Total sales	12,944	10,116	2,828	28	80,963	79,391	1,572	2
Gas transportation service	17,268	16,347	921	6	59,016	61,019	(2,003)	(3)
Total gas throughput	30,212	26,463	3,749	14	139,979	140,410	(431)	—

Average number of retail customers (in thousands)	731	721	10	1%	731	723	8	1%
Average revenue per retail Dth sold	$12.25	$12.70	$(0.45)	(4)%	$7.37	$9.95	$(2.58)	(26)%
Average cost of natural gas per retail Dth sold	$5.12	$6.22	$(1.10)	(18)%	$4.19	$7.14	$(2.95)	(41)%

Combined retail and wholesale average cost of natural gas per Dth sold	$3.75	$5.27	$(1.52)	(29)%	$3.76	$6.87	$(3.11)	(45)%

Heating degree days	52	120	(68)	(57)%	4,003	4,721	(718)	(15)%

Regulated gas revenue includes purchased gas adjustment clauses through which MidAmerican Energy is allowed to recover the cost of gas sold from its retail gas utility customers. Consequently, fluctuations in the cost of gas sold do not directly affect gross margin or net income because regulated gas revenue reflects comparable fluctuations through the purchased gas adjustment clauses.

Regulated gas gross margin for the third quarter of 2015 increased $1 million compared to 2014 due to higher recoveries of DSM program costs. Retail sales volumes decreased due to warmer temperatures in 2015, partially offset by other retail usage factors. For the third quarter of 2015, MidAmerican Energy's combined retail and wholesale average per-unit cost of gas sold decreased 29%, resulting in a decrease of $25 million in gas revenue and cost of gas sold compared to 2014, which was partially offset by the increase in total sales volumes compared to 2014.

Regulated gas gross margin for the first nine months of 2015 decreased $5 million compared to 2014 due to lower retail sales volumes in 2015 primarily as a result of colder than normal winter temperatures in 2014, partially offset by a higher average margin on sales and higher recoveries of DSM program costs. For the first nine months of 2015, MidAmerican Energy's combined retail and wholesale average per-unit cost of gas sold decreased 45%, resulting in a decrease of $252 million in gas revenue and cost of gas sold compared to 2014.

Regulated Operating Costs and Expenses

Other operating expenses for the third quarter of 2015 decreased $2 million compared to 2014 due to $4 million of lower DSM program costs, partially offset by higher transmission operations costs. DSM program costs and transmission costs are recovered through adjustment clauses.

Other operating expenses for the first nine months of 2015 increased $2 million compared to 2014 due to $10 million of higher DSM program costs and $4 million of higher transmission operations costs, both of which are recovered through adjustment clauses, partially offset by a one-time refund of $8 million to MidAmerican Energy's customers in June 2014 for insurance recoveries related to environmental matters and a decrease in deferred compensation, pension and postretirement costs.

Maintenance expense decreased $2 million for the third quarter of 2015 primarily due to lower emergency storm restoration and other electric distribution costs. For the first nine months of 2015, maintenance expense decreased $23 million compared to 2014 due to $19 million of lower fossil-fueled generation maintenance primarily from planned major outages in 2014 at Walter Scott, Jr. Energy Center Unit 4 and George Neal Energy Center Unit 3 and $8 million of lower electric distribution maintenance due in part to emergency storm restoration in 2014, partially offset by higher wind-powered generating facility maintenance costs.

Depreciation and amortization expense increased $13 million for the third quarter of 2015 and $42 million for the first nine months of 2015 compared to 2014 due to utility plant additions, including wind-powered generating facilities placed in-service of 511 MW (nominal ratings) in the fourth quarter of 2014 and 206 MW (nominal ratings) in the second quarter of 2015.

Nonregulated Gross Margin

MidAmerican Energy -

	Third Quarter				First Nine Months
	2015	2014	Change		2015	2014	Change
Gross margin (in millions):
Nonregulated operating revenue	$241	$224	$17	8%	$688	$695	$(7)	(1)%
Nonregulated cost of sales	232	213	19	9	648	648	—	—
Nonregulated gross margin	$9	$11	$(2)	(18)	$40	$47	$(7)	(15)

Nonregulated electric sales (GWh)	2,977	2,709	268	10%	8,142	7,295	847	12%

Nonregulated gas sales (000's Dth)	5,921	5,377	544	10%	22,615	23,631	(1,016)	(4)%

For the third quarter of 2015 compared to 2014, MidAmerican Energy's nonregulated operating revenue and cost of sales increased due to higher nonregulated electric and gas volumes and per-unit electric costs, partially offset by lower prices and per-unit costs for nonregulated gas activities. Nonregulated gross margin decreased due to a lower average margin per unit sold on the higher nonregulated electric sales volumes.

For the first nine months of 2015 compared to 2014, nonregulated operating revenue decreased primarily due to lower income from the portion of margins on regulated gas wholesale sales that is retained by MidAmerican Energy. Lower prices and per-unit costs on lower nonregulated gas volumes were substantially offset by higher nonregulated electric volumes, prices and per-unit costs resulting in an immaterial impact on nonregulated operating revenue and cost of sales compared to 2014. Nonregulated gross margin decreased primarily due to the lower income from the portion of margins on regulated gas wholesale sales that is retained by MidAmerican Energy and lower average margins per unit sold on nonregulated gas and electric sales, partially offset by higher nonregulated electric sales volumes.

Non-Operating Income

MidAmerican Energy -

Allowance for equity funds decreased $6 million for the third quarter of 2015 and $14 million for the first nine months of 2015 compared to 2014 primarily due to lower construction work-in-progress balances related to the installation of emissions control equipment at a number of MidAmerican Energy's jointly owned generating facilities and wind-powered generation. MidAmerican Energy's other, net decreased $5 million for the third quarter of 2015 and $6 million for the first nine months of 2015 compared to 2014 primarily due to fluctuations in returns from corporate-owned life insurance policies.

MidAmerican Funding -

In addition to the fluctuations discussed above for MidAmerican Energy, MidAmerican Funding's other, net for the first nine months of 2015 reflects a $13 million pre-tax gain on the sale of an investment in a generating facility lease in 2015.

Fixed Charges

MidAmerican Energy -

Interest on long-term debt increased $3 million for the first nine months of 2015 compared to 2014 due to higher interest expense from the issuance of first mortgage bonds totaling $850 million in April 2014, partially offset by a decrease in interest expense from the redemption of $350 million of 4.65% senior notes in May 2014.

Allowance for borrowed funds decreased $2 million for the third quarter of 2015 and $6 million for the first nine months of 2015 compared to 2014 primarily due to lower construction work-in-progress balances related to the installation of emissions control equipment at a number of MidAmerican Energy's jointly owned generating facilities and wind-powered generation.

Income Tax Benefit

MidAmerican Energy -

MidAmerican Energy's income tax benefit increased $27 million for the third quarter of 2015 compared to 2014, and the effective tax rate was (38)% for 2015 and (28)% for 2014. The change in the effective tax rate for the third quarter of 2015 was due to an increase in recognized production tax credits and the effects of ratemaking.

MidAmerican Energy's income tax benefit increased $55 million for the first nine months of 2015 compared to 2014, and the effective tax rate was (40)% for 2015 and (26)% for 2014. The change in the effective tax rate for the first nine months of 2015 was due to an increase in recognized production tax credits and the effects of ratemaking.

Production tax credits are recognized in earnings for interim periods based on the application of an estimated annual effective tax rate to pretax earnings. Federal renewable electricity production tax credits are earned as energy from qualifying wind-powered generating facilities is produced and sold and are based on a per-kilowatt hour rate pursuant to the applicable federal income tax law. Production tax credits recognized in the third quarter of 2015 were $104 million, or $29 million higher than the third quarter of 2014, while production tax credits earned in the third quarter of 2015 were $36 million, or $10 million higher than the third quarter of 2014 primarily due to wind-powered generation placed in service in late 2014. Production tax credits recognized in the first nine months of 2015 were $202 million, or $45 million higher than the first nine months of 2014, while production tax credits earned in the first nine months of 2015 were $143 million, or $17 million higher than the first nine months of 2014 primarily due to wind-powered generation placed in service in late 2014. The difference between production tax credits recognized and earned of $59 million as of September 30, 2015 will be recorded to earnings over the remainder of 2015.

MidAmerican Funding -

MidAmerican Funding's income tax benefit increased $27 million for the third quarter of 2015, and the effective tax rate was (40)% for 2015 and (30)% for 2014. The change in the effective tax rate was principally due to the factors discussed for MidAmerican Energy.

MidAmerican Funding's income tax benefit increased $51 million for the first nine months of 2015, and the effective tax rate was (40)% for 2015 and (29)% for 2014. The change in the effective tax rate was principally due to the factors discussed for MidAmerican Energy.

Liquidity and Capital Resources

As of September 30, 2015, MidAmerican Energy's total net liquidity was $655 million consisting of $245 million of cash and cash equivalents and $605 million of credit facilities reduced by $195 million of the credit facilities reserved to support MidAmerican Energy's variable-rate tax-exempt bond obligations. As of September 30, 2015, MidAmerican Funding's total net liquidity was $660 million, including $1 million of additional cash and cash equivalents and MHC Inc.'s $4 million credit facility.

Operating Activities

MidAmerican Energy's net cash flows from operating activities for the nine-month periods ended September 30, 2015 and 2014, were $1.2 billion and $683 million, respectively. MidAmerican Funding's net cash flows from operating activities for the nine-month periods ended September 30, 2015 and 2014, were $1.1 billion and $679 million, respectively. The changes in net cash flows were predominantly due to the timing of MidAmerican Energy's income tax cash flows with BHE, which totaled net cash receipts from BHE of $513 million and $150 million for the first nine months of 2015 and 2014, respectively. Income tax cash flows for 2015 reflect the receipt of $255 million of income tax benefits generated in 2014. The timing of MidAmerican Energy's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods and assumptions for each payment date. Additionally, cash flows from operations for the first nine months of 2015 increased from higher gross margins for the regulated electric business and lower collateral requirements related to derivative positions, partially offset by a planned increase of coal inventory in 2015 and the net impact of payables and receivables, largely attributable to the fluctuation in the cost of natural gas.

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

Investing Activities

MidAmerican Energy's net cash flows from investing activities for the nine-month periods ended September 30, 2015 and 2014, were $(884) million and $(964) million, respectively. MidAmerican Funding's net cash flows from investing activities for the nine-month periods ended September 30, 2015 and 2014, were $(871) million and $(962) million, respectively. Net cash flows from investing activities consist almost entirely of utility construction expenditures, which decreased for the first nine months of 2015 compared to 2014 due to lower expenditures for environmental, other generation and wind-powered generation construction, partially offset by higher expenditures for MidAmerican Energy's MVP investments. Purchases and proceeds related to available-for-sale securities primarily consist of activity within the Quad Cities Generating Station nuclear decommissioning trust. MidAmerican Funding received $13 million in 2015 related to the sale of an investment in a generating facility lease.

Financing Activities

MidAmerican Energy's net cash flows from financing activities for the nine-month periods ended September 30, 2015 and 2014 were $(50) million and $483 million, respectively. MidAmerican Funding's net cash flows from financing activities for the nine-month periods ended September 30, 2015 and 2014, were $(47) million and $486 million, respectively. In 2015, MidAmerican Energy made repayments totaling $50 million through its commercial paper program. In April 2014, MidAmerican Energy issued $150 million of 2.40% First Mortgage Bonds due March 2019, $300 million of 3.50% First Mortgage Bonds due October 2024 and $400 million of 4.40% First Mortgage Bonds due October 2044. The net proceeds were used for the optional redemption in May 2014 of $350 million of MidAmerican Energy's 4.65% Senior Notes due October 2014 and for general corporate purposes. MidAmerican Funding received $3 million in 2015 and 2014 through its note payable with BHE.

Long-Term Debt Activity

In October 2015, MidAmerican Energy issued $200 million of its 3.50% First Mortgage Bonds due October 2024 and $450 million of its 4.25% First Mortgage Bonds due May 2046. The net proceeds will be used for the repayment of $426 million of long-term debt maturing December 31, 2015, and for general corporate purposes.

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

MidAmerican Energy currently has an effective registration statement with the United States Securities and Exchange Commission to issue an indeterminate amount of long-term debt securities through September 16, 2018. Additionally, following the October 2015 debt issuances, MidAmerican Energy has authorization from the FERC to issue through March 31, 2017, long-term securities totaling up to $1.05 billion at interest rates not to exceed the applicable United States Treasury rate plus a spread of 175 basis points and from the Illinois Commerce Commission to issue up to an aggregate of $900 million of additional long-term debt securities, of which $150 million expires December 9, 2016, and $750 million expires September 22, 2018.

In conjunction with the March 1999 merger, MidAmerican Energy committed to the IUB to use commercially reasonable efforts to maintain an investment grade rating on its long-term debt and to maintain its common equity level above 42% of total capitalization unless circumstances beyond its control result in the common equity level decreasing to below 39% of total capitalization. MidAmerican Energy must seek the approval of the IUB of a reasonable utility capital structure if MidAmerican Energy's common equity level decreases below 42% of total capitalization, unless the decrease is beyond the control of MidAmerican Energy. MidAmerican Energy is also required to seek the approval of the IUB if MidAmerican Energy's equity level decreases to below 39%, even if the decrease is due to circumstances beyond the control of MidAmerican Energy. If MidAmerican Energy's common equity level were to drop below the required thresholds, MidAmerican Energy's ability to issue debt could be restricted. As of September 30, 2015, MidAmerican Energy's common equity ratio was 52% computed on a basis consistent with its commitment.

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

MidAmerican Energy's forecast utility construction expenditures, which exclude amounts for non-cash equity AFUDC and other non-cash items, are approximately $1.4 billion for 2015 and include:

•
$810 million for the construction of 657 MW (nominal ratings) of wind-powered generating facilities expected to be placed in service in 2015 and 551 MW (nominal ratings) of wind-powered generating facilities approved by the IUB in August 2015 that are expected to be placed in service in 2016. In April 2015, MidAmerican Energy filed with the IUB an application for ratemaking principles related to the construction of up to 552 MW (nominal ratings) of additional wind-powered generating facilities expected to be placed in service by the end of 2016. In June 2015, MidAmerican Energy and the Iowa Office of Consumer Advocate ("OCA") entered into a settlement agreement relating to the proposal. The settlement agreement established a cost cap of $903 million, including AFUDC, and provides for a fixed rate of return on equity of 11.35% over the proposed 30-year useful lives of those facilities in any future Iowa rate proceeding. In August 2015, the IUB approved the settlement agreement except for a reduction of the cost cap to $889 million, including AFUDC, to which MidAmerican Energy and the OCA agreed. The cost cap ensures that as long as total costs are below the cap, the investment will be deemed prudent in any future Iowa rate proceeding.

•
$164 million for transmission MVP investments. MidAmerican Energy has approval from the Midcontinent Independent System Operator, Inc. for the construction of four MVPs located in Iowa and Illinois, which will add approximately 245 miles of 345 kV transmission line to MidAmerican Energy's transmission system, with remaining expenditures predominantly in 2016.

•	Remaining costs primarily relate to routine expenditures for distribution, generation, transmission and other infrastructure needed to serve existing and expected demand.

Contractual Obligations

As of September 30, 2015, there have been no material changes outside the normal course of business in MidAmerican Energy's and MidAmerican Funding's contractual obligations from the information provided in Item 7 of their Annual Report on Form 10‑K for the year ended December 31, 2014, other than the 2015 commitments discussed in Note 8 of Notes to Financial Statements in Item 1 of this Form 10-Q. Refer also to the Long-Term Debt Activity discussion above regarding October 2015 debt issuances.

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

Clean Air Act Regulations

National Ambient Air Quality Standards

The Sierra Club filed a lawsuit against the EPA in August 2013 with respect to the one-hour sulfur dioxide standards and its failure to make certain attainment designations in a timely manner. In March 2015, the United States District Court for the Northern District of California ("Northern District of California") accepted as an enforceable order an agreement between the EPA and Sierra Club to resolve litigation concerning the deadline for completing the designations. The Northern District of California's order directed the EPA to complete designations in three phases: the first phase by July 2, 2016; the second phase by December 31, 2017; and the final phase by December 31, 2020. The first phase of the designations require the EPA to designate two groups of areas: 1) areas that have newly monitored violations of the 2020 sulfur dioxide standard; and 2) areas that contain any stationary source that, according to the EPA's data, either emitted more than 16,000 tons of sulfur dioxide in 2012 or emitted more than 2,600 tons of sulfur dioxide and had an emission rate of at least 0.45 lbs/sulfur dioxide per million British thermal unit in 2012 and, as of March 2, 2015, had not been announced for retirement. MidAmerican Energy's George Neal Unit 4 and the Ottumwa Generating Station (in which MidAmerican Energy has a majority ownership interest, but does not operate), are included as units subject to the first phase of the designations, having emitted more than 2,600 tons of sulfur dioxide and having an emission rate of at least 0.45 lbs/sulfur dioxide per million British thermal unit in 2012. States may submit to the EPA updated recommendations and supporting information for the EPA to consider in making its determinations. Iowa has assembled technical support documents demonstrating that all facilities affected by the first phase of designations have attained the standard but has not yet submitted the information to the EPA. The EPA intends to promulgate final sulfur dioxide area designations no later than July 2, 2016.

In October 2015, the EPA released revised ambient air quality standards for ground level ozone, lowering the standard from 75 parts per billion to 70 parts per billion. Under the Clean Air Act, the EPA is required to finalize a list of areas that are in "nonattainment" with the new standard by October 1, 2017. Given the level at which the standard was set in conjunction with retirements and the installation of controls, the new standard is not expected to have a significant impact on MidAmerican Energy.

Mercury and Air Toxics Standards

Numerous lawsuits have been filed in the United States Court of Appeals for the District of Columbia Circuit ("D.C. Circuit") challenging the Mercury and Air Toxics Standards ("MATS"). In April 2014, the D.C. Circuit upheld the MATS requirements. In November 2014, the United States Supreme Court agreed to hear the MATS appeal on the limited issue of whether the EPA unreasonably refused to consider costs in determining whether it is appropriate to regulate hazardous air pollutants emitted by electric utilities. Oral argument in the case was held before the United States Supreme Court in March 2015, and a decision was issued by the United States Supreme Court in June 2015, which reversed and remanded the MATS rule to the D.C. Circuit for further action. The United States Supreme Court held that the EPA had acted unreasonably when it deemed cost irrelevant to the decision to regulate generating facilities, and that cost, including costs of compliance, must be considered before deciding whether regulation is necessary and appropriate. The United States Supreme Court's decision did not vacate or stay implementation of the MATS rule, and until the D.C. Circuit takes further action, MidAmerican Energy continues to have a legal obligation under the MATS rule and its permits issued by the states in which it operates to comply with the MATS rule, including operating all emissions controls or otherwise complying with the MATS requirements, such as retiring the Walter Scott, Jr. Energy Center Units 1 and 2 coal-fueled generating facilities and ceasing the utilization of coal at the Riverside Generating Station in April 2015.

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

Clean Power Plan

In June 2014, the EPA released proposed regulations to address GHG emissions from existing fossil-fueled generating facilities, referred to as the Clean Power Plan, under Section 111(d) of the Clean Air Act. The EPA's proposal calculated state-specific emission rate targets to be achieved based on four building blocks that it determined were the "Best System of Emission Reduction." The four building blocks include: (a) a 6% heat rate improvement from coal-fueled generating facilities; (b) increased utilization of existing combined-cycle natural gas-fueled generating facilities to 70%; (c) increased deployment of renewable and non-carbon generating resources; and (d) increased energy efficiency. Under this proposal, states could have utilized any measure to achieve the specified emission reduction goals, with an initial implementation period of 2020-2029 and the final goal to be achieved by 2030. When fully implemented, the proposal was expected to reduce carbon dioxide emissions in the power sector to 30% below 2005 levels by 2030. The final Clean Power Plan was released August 3, 2015 and changed the methodology upon which the Best System of Emission Reduction is based to include: (a) heat rate improvements; (b) increased utilization of existing combined-cycle natural gas-fueled generating facilities; and (c) increased deployment of new and incremental non-carbon generation placed in-service after 2012. The EPA also changed the compliance period to begin in 2022, with three interim periods of compliance and with the final goal to be achieved by 2030. Based on changes to the state emission reduction targets, which are now all between 771 pounds per MWh and 1,305 pounds per MWh, the Clean Power Plan, when fully implemented, is expected to reduce carbon dioxide emissions in the power sector to 32% below 2005 levels by 2030. The EPA also released on August 3, 2015, a draft federal plan as an option or backstop for states to utilize in the event they do not submit approvable state plans. The draft federal plan is expected to be open for a 90-day public comment period after publication in the Federal Register. States are required to submit initial implementation plans by September 2016, and may request an extension to September 2018. The full impacts of the final rule or the federal plan on MidAmerican Energy cannot be determined until the states develop their implementation plans or the federal plan is finalized. MidAmerican Energy has historically pursued cost-effective projects, including plant efficiency improvements, increased diversification of its generating fleet to include deployment of renewable and lower carbon generating resources, and advancement of customer energy efficiency programs.

The GHG rules and MidAmerican Energy's compliance requirements are subject to potential outcomes from proceedings and litigation challenging the rules.

Coal Combustion Byproduct Disposal

In May 2010, the EPA released a proposed rule to regulate the management and disposal of coal combustion byproducts, presenting two alternatives to regulation under the Resource Conservation and Recovery Act ("RCRA"). The public comment period closed in November 2010. The final rule was released by the EPA on December 19, 2014, was published in the Federal Register on April 17, 2015 and was effective on October 19, 2015. The final rule regulates coal combustion byproducts as non-hazardous waste under RCRA Subtitle D and establishes minimum nationwide standards for the disposal of coal combustion residuals. Under the final rule, surface impoundments and landfills utilized for coal combustion byproducts may need to be closed unless they can meet the more stringent regulatory requirements.

As defined by the final rule, MidAmerican Energy owns or operates seven surface impoundments and four landfills that contain coal combustion byproducts. MidAmerican Energy continues to assess the requirements of the final rule to determine required compliance activities and the associated costs.

In September 2015, the EPA released final effluent limitation guidelines for steam electric generating facilities which, among other things, regulate the discharge of bottom ash transport water, fly ash transport water, combustion residuals leachate and non-metal cleaning wastes. Permitting authorities are required to include the new limits in each facility's discharge permit upon renewal. These limits must be met "as soon as possible" beginning November 1, 2018 and implementation cannot be delayed past December 31, 2023. The final rule was published in the Federal Register on November 3, 2015 and will be effective on January 4, 2016. With minor exceptions, many of the compliance requirements associated with the effluent limitation guidelines are addressed by MidAmerican Energy under the coal combustion residuals rule.

Collateral and Contingent Features

Debt securities of MidAmerican Energy are rated by credit rating agencies. Assigned credit ratings are based on each rating agency's assessment of MidAmerican Energy's ability to, in general, meet the obligations of its issued debt securities. The credit ratings are not a recommendation to buy, sell or hold securities, and there is no assurance that a particular credit rating will continue for any given period of time. As of September 30, 2015, MidAmerican Energy's credit ratings for its senior secured debt and its issuer credit ratings for senior unsecured debt from the three recognized credit rating agencies were investment grade.

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

In accordance with industry practice, certain wholesale agreements, including derivative contracts, contain credit support provisions that in part base MidAmerican Energy's collateral requirements on its credit ratings for senior unsecured debt as reported by one or more of the three recognized credit rating agencies. These agreements may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance," or in some cases terminate the contract, in the event of a material adverse change in MidAmerican Energy's creditworthiness. These rights can vary by contract and by counterparty. If all credit-risk-related contingent features or adequate assurance provisions for these agreements had been triggered as of September 30, 2015, MidAmerican Energy would have been required to post $216 million of additional collateral. MidAmerican Energy's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors. Refer to Note 6 of Notes to Financial Statements in Item 1 of this Form 10-Q for a discussion of MidAmerican Energy's collateral requirements specific to its derivative contracts.

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

For quantitative and qualitative disclosures about market risk affecting MidAmerican Energy and MidAmerican Funding, see Item 7A of their Annual Report on Form 10-K for the year ended December 31, 2014. MidAmerican Energy's and MidAmerican Funding's exposure to market risk and their management of such risk has not changed materially since December 31, 2014. Refer to Note 6 of Notes to Financial Statements in Item 1 of this Form 10-Q for disclosure of MidAmerican Energy's derivative positions as of September 30, 2015.

Item 4.	Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, the Company (MidAmerican Energy or MidAmerican Funding, as applicable) carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, the Company's management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms, and is accumulated and communicated to management, including the Company's Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company's internal control over financial reporting during the quarter ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

MIDAMERICAN FUNDING, LLC
MIDAMERICAN ENERGY COMPANY
(Registrants)

Date: November 6, 2015	/s/ Thomas B. Specketer
Thomas B. Specketer
Vice President and Controller
of MidAmerican Funding, LLC
and Vice President and Chief Financial Officer
of MidAmerican Energy Company
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

MidAmerican Energy

15.1	Awareness Letter of Independent Registered Public Accounting Firm

31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
MidAmerican Funding

31.3	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.3	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
MidAmerican Energy and MidAmerican Funding

4.1
Amendment No. 1 to the Second Supplemental Indenture, dated as of October 15, 2015, by and between MidAmerican Energy Company and The Bank of New York Mellon Trust Company, N.A., as trustee, to MidAmerican Energy's Indenture dated as of September 9, 2013 (Filed as Exhibit 4.1 to MidAmerican Energy's Current Report on Form 8-K dated October 15, 2015).

4.2
Third Supplemental Indenture, dated as of October 15, 2015, by and between MidAmerican Energy Company and The Bank of New York Mellon Trust Company, N.A., as trustee, to MidAmerican Energy's Indenture dated as of September 9, 2013 (Filed as Exhibit 4.2 to MidAmerican Energy's Current Report on Form 8-K dated October 15, 2015).

4.3	Specimen of 3.50% First Mortgage Bonds due 2024 (Filed as Exhibit 4.3 to MidAmerican Energy's Current Report on Form 8-K dated October 15, 2015).

4.4	Specimen of 4.25% First Mortgage Bonds due 2046 (Filed as Exhibit 4.4 to MidAmerican Energy's Current Report on Form 8-K dated October 15, 2015).

101
The following financial information from MidAmerican Energy's and MidAmerican Funding's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, is formatted in XBRL (eXtensible Business Reporting Language) and included herein: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged in summary and detail.